Form 10-Q
period 2021-09-30
PROSPECT CAPITAL CORP
filed 2021-11-08
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 Commission File Number: 814-00659
PROSPECT CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	43-2048643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10 East 40th Street, 42nd Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (212) 448-0702

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Common Stock, $0.001 par value	PSEC	NASDAQ Global Select Market
6.875% Notes due 2029, par value $25	PBC	New York Stock Exchange
5.35% Series A Fixed Rate Cumulative Perpetual Preferred Stock, par value $0.001	PSEC PRA	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of November 5, 2021, there were 389,866,500 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,”
“intend,” “estimate,” “anticipate,” “project,” “will,” “should,” “could,” “may,” “plan” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended June 30, 2021, and those described from time to time in reports that we have filed or in the future may file with the Securities and Exchange Commission.

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
•the impact of global health epidemics, including, but not limited to, the recent and ongoing novel coronavirus pandemic, on our and our portfolio companies’ business and the global economy;
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
•the impact of changes in London Interbank Offered Rate on our operating results;
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
•the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;
•authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission, Internal Revenue Service, the NASDAQ Global Select Market, the New York Stock Exchange LLC, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business; and
•any of the other risks, uncertainties and other factors we identify in our Annual Report on Form 10-K for the year ended June 30, 2021.

PART I
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	September 30, 2021	June 30, 2021

	(Unaudited)	(Audited)
Assets
Investments at fair value:
Control investments (amortized cost of $2,486,474 and $2,482,431, respectively)	$3,046,090	$2,919,717
Affiliate investments (amortized cost of $219,229 and $202,943, respectively)	379,057	356,734
Non-control/non-affiliate investments (amortized cost of $3,444,630 and $3,372,750, respectively)	3,005,560	2,925,327
Total investments at fair value (amortized cost of $6,150,333 and $6,058,124, respectively)	6,430,707	6,201,778
Cash	42,156	63,610
Receivables for:
Interest, net	12,892	12,575
Other	409	365
Deferred financing costs on Revolving Credit Facility (Note 4)	10,945	11,141
Due from broker	—	12,551
Prepaid expenses	838	1,072
Due from Affiliate (Note 13)	1	—
Total Assets	6,497,948	6,303,092
Liabilities
Revolving Credit Facility (Notes 4 and 8)	84,537	356,937
Public Notes (less unamortized discount and debt issuance costs of $27,368 and $20,061, respectively) (Notes 6 and 8)	1,407,410	1,114,717
Prospect Capital InterNotes® (less unamortized debt issuance costs of $8,814 and $10,496, respectively) (Notes 7 and 8)	373,350	498,215
Convertible Notes (less unamortized debt issuance costs of $3,416 and $4,123, respectively) (Notes 5 and 8)	213,253	263,100
Due to Prospect Capital Management (Note 13)	51,950	48,612
Dividends payable	23,390	23,313
Interest payable	15,076	27,359
Due to broker	12,227	14,854
Accrued expenses	5,098	5,151
Due to Prospect Administration (Note 13)	3,037	4,835
Other liabilities	320	482
Total Liabilities	2,189,648	2,357,575
Commitments and Contingencies (Note 3)
Preferred Stock, par value $0.001 per share (147,900,000 shares authorized, with 40,000,000 shares of preferred stock authorized for each of the Series A1, Series M1, and Series M2 and 20,000,000 shares of preferred stock authorized for the Series AA1 and 1,000,000 shares of preferred stock authorized for the Series A2 and 6,900,000 shares of preferred stock authorized for the Series A; 8,110,251 Series A1 shares issued and outstanding; 304,220 Series M1 shares issued and outstanding; 0 Series M2 shares issued and outstanding; 0 Series AA1 shares issued and outstanding; 187,000 Series A2 shares issued and outstanding; and 6,000,000 Series A shares issued and outstanding as of September 30, 2021) (Note 9)	365,037	—
Net Assets as of June 30, 2021	$—	$3,945,517
Net Assets Applicable to Common Shares as of September 30, 2021	$3,943,263	$—
Components of Net Assets Applicable to Common Shares
Preferred Stock, par value $0.001 per share (141,000,000 shares authorized, with 40,000,000 shares of preferred stock authorized for each of the Series A1, Series M1, and Series M2 and 20,000,000 shares of preferred stock authorized for the Series AA1 and 1,000,000 shares of preferred stock authorized for the Series A2; 5,163,926 Series A1 shares issued and outstanding; 130,666 Series M1 shares issued and outstanding; 0 Series M2 shares issued and outstanding; 0 Series AA1 shares issued and outstanding; and 187,000 Series A2 shares issued and outstanding as of June 30, 2021) (Note 9)	$—	137,040
Common stock, par value $0.001 per share (1,852,100,000 common shares authorized; 389,504,713 and 388,419,573 issued and outstanding, respectively) (Note 9)	390	388
Paid-in capital in excess of par (Note 9 and 12)	4,035,851	4,040,748
Total distributable loss (Note 12)	(92,978)	(232,659)
Net Assets as of June 30, 2021	$—	$3,945,517
Net Assets Applicable to Common Shares as of September 30, 2021	$3,943,263	$—
Net Asset Value Per Common Share (Note 16)	$10.12	$9.81
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,
	2021	2020
Investment Income
Interest income:
Control investments	$55,831	$48,727
Affiliate investments	10,077	7,362
Non-control/non-affiliate investments	57,529	51,250
Structured credit securities	22,834	24,900
Total interest income	146,271	132,239
Dividend income:
Control investments	1,250	—
Non-control/non-affiliate investments	17	25
Total dividend income	1,267	25
Other income:
Control investments	17,032	9,071
Affiliate investments	3,816	—
Non-control/non-affiliate investments	1,088	1,545
Total other income (Note 10)	21,936	10,616
Total Investment Income	169,474	142,880
Operating Expenses
Base management fee (Note 13)	32,203	26,850
Income incentive fee (Note 13)	19,740	14,386
Interest and credit facility expenses	28,038	34,049
Allocation of overhead from Prospect Administration (Note 13)	4,526	4,657
Audit, compliance and tax related fees	617	938
Directors’ fees	116	113
Other general and administrative expenses	2,865	4,342
Total Operating Expenses	88,105	85,335
Net Investment Income	81,369	57,545
Net Realized and Net Change in Unrealized Gains (Losses) from Investments
Net realized gains (losses)
Control investments	3	2,832
Non-control/non-affiliate investments	(604)	11
Net realized (losses) gains	(601)	2,843
Net change in unrealized gains
Control investments	122,330	13,535
Affiliate investments	6,037	66,473
Non-control/non-affiliate investments	8,353	27,836
Net change in unrealized gains	136,720	107,844
Net Realized and Net Change in Unrealized Gains from Investments	136,119	110,687
Net realized (losses) on extinguishment of debt	(5,357)	(486)
Net Increase in Net Assets Resulting from Operations	212,131	167,746
Preferred stock dividend	2,407	—
Net Increase in Net Assets Resulting from Operations attributable to Common Stockholders	$209,724	$167,746
Basic and diluted earnings per common share (Note 11)
Basic	$0.54	$0.45
Diluted	$0.52	$0.45
Weighted-average shares of common stock outstanding (Note 11)
Basic	388,886,142	375,910,891
Diluted	409,052,821	375,910,891

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)
(Unaudited)

	Common Stock
Three Months Ended September 30, 2020	Shares	Par	Paid-in capital in excess of par(1)	Distributable earnings (loss)(1)	Total Net Assets
Balance as of June 30, 2020	373,538,499	$374	$3,986,417	$(930,930)	$3,055,861
Net Increase in Net Assets Resulting from Operations:
Net investment income				57,545	57,545
Net realized gains				2,357	2,357
Net change in unrealized gains				107,844	107,844
Distributions to Shareholders(1)
Distributions from earnings				(55,598)	(55,598)
Return of capital to common stockholders			(12,263)		(12,263)
Capital Transactions
Shares issued through reinvestment of dividends	5,238,459	5	25,276		25,281
Total increase for the three months ended September 30, 2020	5,238,459	5	13,013	112,148	125,166
Balance as of September 30, 2020(1)	378,776,958	$379	$3,999,430	$(818,782)	$3,181,027

	Preferred Stock	Common Stock
Three Months Ended September 30, 2021	Liquidation Value	Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)	Total Net Assets Attributable to Common Shares
Balance as of June 30, 2021	$137,040	388,419,573	$388	$4,040,748	$(232,659)	$3,945,517
Net Increase in Net Assets Resulting from Operations:
Net investment income					81,369	81,369
Net realized losses					(5,958)	(5,958)
Net change in unrealized gains					136,720	136,720
Distributions to Shareholders(1)
Distributions from earnings					(72,450)	(72,450)
Capital Transactions
Issuance of preferred stock	7,866			(13,239)		(5,373)
Shares issued through reinvestment of dividends	8	1,079,168	2	8,288		8,298
Conversion of preferred stock to common stock		5,972		54		54
Reclassification of preferred stock to temporary equity(2)	(144,914)					(144,914)
Total increase (decrease) for the three months ended September 30, 2021	(137,040)	1,085,140	2	(4,897)	139,681	(2,254)
Balance as of September 30, 2021	$—	389,504,713	$390	$4,035,851	$(92,978)	$3,943,263

(1) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal year. In addition, we have not yet finalized return of capital estimates for the current period. See Note 2 and Note 12 within the accompanying notes to consolidated financial statements for further discussion.
(2) Preferred Stock issued prior to our 5.35% Series A Preferred Stock issuance reclassified to temporary equity. Refer to Note 9 within the accompanying notes to the consolidated financial statements for further discussion.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Three Months Ended September 30,
	2021	2020
Operating Activities
Net increase in net assets resulting from operations	$212,131	$167,746
Net realized losses on extinguishment of debt	5,357	486
Net realized losses (gains) on investments	601	(2,843)
Net change in unrealized (gains) on investments	(136,720)	(107,844)
Amortization of (accretion of premiums) discounts, net	8,459	(14,482)
Accretion of original issue discount	573	269
Amortization of deferred financing costs	1,915	1,921
Payment-in-kind interest	(18,790)	(20,341)
Structuring fees	(11,360)	(170)
Change in operating assets and liabilities:
Payments for purchases of investments	(394,518)	(156,630)
Proceeds from sale of investments and collection of investment principal	323,399	148,253
Decrease in due to broker	(2,627)	(1)
Increase (decrease) in due to Prospect Capital Management	3,338	(1,249)
(Increase) decrease in interest receivable, net	(317)	701
Decrease in interest payable	(12,283)	(11,692)
(Decrease) increase in accrued expenses	(53)	2,006
Decrease (increase) in due from broker	12,551	(829)
Decrease in other liabilities	(162)	(1,369)
Increase in other receivables	(44)	(832)
Increase in due from affiliate	(1)	(38)
Decrease in prepaid expenses	234	341
(Decrease) Increase in due to Prospect Administration	(1,798)	1,164
Net Cash (Used in) Provided by Operating Activities	(10,115)	4,567
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	417,618	212,900
Principal payments under Revolving Credit Facility (Note 4)	(690,018)	(199,443)
Issuances of Public Notes, net of original issue discount (Note 6)	294,798	—
Redemptions of Convertible Notes, net (Note 5)	(51,872)	(29,420)
Issuances of Prospect Capital InterNotes® (Note 7)	87,657	38,657
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(214,204)	(565)
Financing costs paid and deferred	(6,047)	(689)
Proceeds from issuance of preferred stock, net of underwriting costs	216,123	—
Offering costs from issuance of preferred stock	(1,360)	—
Dividends paid and distributions to stockholders	(64,034)	(42,265)
Net Cash Used in Financing Activities	(11,339)	(20,825)
Net Decrease in Cash	(21,454)	(16,258)
Cash at beginning of period	63,610	44,561
Cash at End of Period	$42,156	$28,303
Supplemental Disclosures
Cash paid for interest	$37,833	$43,551
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$8,339	$25,281

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2021 (Unaudited)
(in thousands, except share data)

							September 30, 2021 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(40)

CP Energy Services Inc. (20)	Energy Equipment & Services	Senior Secured Term Loan	10/1/2017	12.00% (3ML+ 11.00%)	1.00	1/31/2024	$42,692	$42,692	$42,692	1.0%	(10)(39)
		Senior Secured Term Loan A to Spartan Energy Services, LLC	10/20/2014	9.00% (1ML+ 8.00%)	1.00	12/31/2022	15,656	15,656	15,656	0.4%	(10)
		Series A Preferred Units to Spartan Energy Holdings, Inc. (10,000 shares)	9/25/2020		—	N/A	—	26,193	11,210	0.3%	(16)
		Series B Convertible Preferred Stock (790 shares)	10/30/2015		—	N/A	—	63,225	2,557	0.1%	(16)
		Common Stock (102,924 shares)	8/2/2013		—	N/A	—	86,240	—	—%	(16)
								234,006	72,115	1.8%
Credit Central Loan Company, LLC (21)	Consumer Finance	Subordinated Term Loan	12/28/2012	10.00% plus 10.00% PIK	—	6/26/2024	69,893	67,491	69,893	1.9%	(14)(39)
		Class A Units (14,867,312 units)	12/28/2012		—	N/A	—	19,331	18,576	0.5%	(14)(16)
		Net Revenues Interest (25% of Net Revenues)	1/28/2015		—	N/A	—	—	—	—%	(14)(16)
								86,822	88,469	2.4%
Echelon Transportation, LLC	Aerospace & Defense	Senior Secured Term Loan	3/31/2014	11.75% (1ML+ 9.75%) plus 2.25% PIK	2.00	3/31/2022	56,168	56,168	56,168	1.4%	(10)(39)
		Senior Secured Term Loan	12/9/2016	11.00% (1ML+ 9.00%) plus 1.00% PIK	2.00	12/7/2024	24,342	24,342	24,342	0.6%	(10)(39)
		Membership Interest (100%)	3/31/2014		—	N/A	—	22,738	1,111	—%	(16)
								103,248	81,621	2.0%
First Tower Finance Company LLC (23)	Consumer Finance	First Lien Term Loan	6/24/2014	10.00% plus 12.00% PIK	—	2/18/2025	328,177	328,177	328,177	8.3%	(14)(39)
		Class A Units (95,709,910 units)	6/14/2012		—	N/A	—	31,146	283,051	7.2%	(14)(16)
								359,323	611,228	15.5%
Freedom Marine Solutions, LLC (24)	Energy Equipment & Services	Membership Interest (100%)	11/9/2006		—	N/A	—	44,493	11,717	0.3%	(16)
								44,493	11,717	0.3%
InterDent, Inc.	Health Care Providers & Services	Senior Secured Term Loan A/B	8/1/2018	16.65% (1ML+ 14.65%)	2.00	9/5/2022	14,249	14,249	14,249	0.5%	(10)
		Senior Secured Term Loan A	8/3/2012	6.50% (1ML+ 5.50%)	1.00	9/5/2022	86,896	86,896	86,896	2.2%	(10)
		Senior Secured Term Loan B	8/3/2012	12.00% PIK	—	9/5/2022	148,498	148,498	148,498	3.8%	(39)
		Common Stock (99,900 shares)	5/3/2019		—	N/A	—	45,118	201,701	5.1%	(16)
								294,761	451,344	11.6%
Kickapoo Ranch Pet Resort	Diversified Consumer Services	Membership Interest (100%)	8/26/2019		—	N/A	—	2,378	3,833	0.1%	(16)
								2,378	3,833	0.1%
MITY, Inc. (25)	Commercial Services & Supplies	Senior Secured Note A	9/19/2013	10.00% (3ML+ 7.00%)	3.00	4/30/2025	30,637	30,637	30,637	0.8%	(10)(39)
		Senior Secured Note B	6/23/2014	10.00% (3ML+ 7.00%) plus 10.00% PIK	3.00	4/30/2025	16,935	16,935	16,935	0.4%	(10)(39)
		Subordinated Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%	—	1/1/2028	5,829	7,200	4,114	0.1%	(14)
		Common Stock (42,053 shares)	9/19/2013		—	N/A	—	27,349	—	—%	(16)
								82,121	51,686	1.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2021 (Unaudited)
(in thousands, except share data)

							September 30, 2021 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(40)

National Property REIT Corp. (26)	Equity Real Estate Investment Trusts (REITs) / Online Lending / Structured Finance	Senior Secured Term Loan A	12/31/2018	4.44% (3ML+ 1.44%) plus 3.53% PIK	3.00	12/31/2023	$453,166	$453,166	$453,166	11.4%	(10)(39)
		Senior Secured Term Loan B	12/31/2018	5.00% (3ML+ 2.00%) plus 5.50% PIK	3.00	12/31/2023	2,700	2,700	2,700	0.1%	(10)(39)
		Senior Secured Term Loan C	10/31/2019	11.00% (3ML+ 10.00%) plus 2.25% PIK	1.00	12/31/2023	90,200	90,200	90,200	2.3%	(10)(39)
		Senior Secured Term Loan D	6/19/2020	3.50% (3ML+ 0.50%) plus 2.50% PIK	3.00	12/31/2023	183,425	183,425	183,425	4.7%	(10)(39)
		Residual Profit Interest	12/31/2018		—	N/A	—	—	40,428	1.0%	(35)
		Common Stock (3,254,594 shares)	12/31/2013		—	N/A	—	210	469,677	11.9%	(45)
								729,701	1,239,596	31.4%
Nationwide Loan Company LLC (27)	Consumer Finance	First Lien Term Loan	6/18/2014	10.00% plus 10.00% PIK	—	6/18/2022	20,260	20,260	20,260	0.5%	(14)(39)
		Class A Units (38,550,460 units)	1/31/2013		—	N/A	—	20,846	27,295	0.7%	(14)(16)
								41,106	47,555	1.2%
NMMB, Inc. (28)	Media	Delayed Draw Term Loan - $10,000 Commitment	3/25/2020	10.50% (3ML+ 8.50%)	2.00	12/30/2024	—	—	—	—%	(10)(15)
		Senior Secured Note	12/30/2019	10.50% (3ML+ 8.50%)	2.00	12/30/2024	4,836	4,836	4,836	0.1%	(3)(10)
		Common Stock (21,418 shares)	12/30/2019		—	N/A	—	12,869	58,890	1.5%	(16)
								17,705	63,726	1.6%
Pacific World Corporation (36)	Personal Products	Revolving Line of Credit - $26,000 Commitment	9/26/2014	8.25% (1ML+ 7.25%)	1.00	9/26/2025	22,825	22,825	22,825	0.6%	(10)(15)
		Senior Secured Term Loan A	12/31/2014	6.25% PIK (1ML+ 5.25%)	1.00	9/26/2025	42,308	42,308	42,308	1.1%	(10)(39)
		Convertible Preferred Equity (291,710 shares)	6/15/2018		—	N/A	—	186,795	5,637	0.1%	(16)
		Common Stock (6,778,414 shares)	9/29/2017		—	N/A	—	—	—	—%	(16)
								251,928	70,770	1.8%
R-V Industries, Inc.	Machinery	Senior Secured Term Loan	12/15/2020	10.00% (3ML+ 9.00%)	1.00	12/15/2028	28,622	28,622	28,622	0.6%	(3)(10)
		Common Stock (745,107 shares)	6/26/2007		—	N/A	—	6,866	23,938	0.6%	(16)
								35,488	52,560	1.2%
Universal Turbine Parts, LLC (34)	Trading Companies & Distributors	Delayed Draw Term Loan - $6,965 Commitment	2/28/2019	10.25% (1ML+ 7.75%)	2.50	4/5/2024	3,165	3,165	3,165	—%	(10)(15)
		Senior Secured Term Loan A	7/22/2016	6.75% (3ML+ 5.75%)	1.00	4/5/2024	29,575	29,575	24,352	0.6%	(10)
		Preferred Units (47,244,213 units)	3/31/2021		—	N/A	—	32,500	—	—%	(16)
		Common Stock (10,000 units)	12/10/2018		—	N/A	—	—	—	—%	(16)
								65,240	27,517	0.6%
USES Corp. (30)	Commercial Services & Supplies	Senior Secured Term Loan A	3/31/2014	9.00% PIK	—	7/29/2024	56,395	30,651	27,434	0.7%	(9)
		Senior Secured Term Loan B	3/31/2014	15.50% PIK	—	7/29/2024	80,594	35,568	—	—%	(9)
		Senior Secured Term Loan	12/30/2020	10.00% (1ML+ 9.00%)	1.00	7/29/2024	2,000	2,000	2,000	0.1%	(10)
		Common Stock (268,962 shares)	6/15/2016		—	N/A	—	—	—	—%	(16)
								68,219	29,434	0.8%
Valley Electric Company, Inc. (31)	Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	8.00% (3ML+ 5.00%) plus 2.50% PIK	3.00	12/31/2024	10,430	10,430	10,430	0.3%	(3)(10)(39)
		Senior Secured Note	6/24/2014	8.00% plus 10.00% PIK	—	6/23/2024	33,301	33,301	33,301	0.8%	(39)
		Consolidated Revenue Interest (2.0%)	6/22/2018		—	N/A	—	—	1,702	—%	(12)
		Common Stock (50,000 shares)	12/31/2012		—	N/A	—	26,204	97,486	2.5%
								69,935	142,919	3.6%
Total Control Investments (Level 3)								$2,486,474	$3,046,090	77.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2021 (Unaudited)
(in thousands, except share data)

							September 30, 2021 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Affiliate Investments (5.00% to 24.99% voting control)(41)

Nixon, Inc. (32)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)	5/12/2017		—	N/A	$—	$—	$—	—%	(16)
								—	—	—%
PGX Holdings, Inc. (6)	Diversified Consumer Services	First Lien Term Loan	7/21/2021	9.25% (1ML+ 7.75%)	1.50	7/21/2026	48,510	48,510	48,510	1.2%	(3)(8)(10)
		Second Lien Term Loan	7/21/2021	13.25% (1ML+ 11.75%)	1.50	7/27/2027	153,931	153,931	153,931	3.9%	(3)(10)
		Common Stock (40,780,359 shares)	5/27/2020		—	N/A	—	—	127,036	3.2%	(16)
								202,441	329,477	8.3%
RGIS Services, LLC	Commercial Services & Supplies	Senior Secured Term Loan	6/25/2020	8.50% (2ML+ 7.50%)	1.00	6/25/2025	3,680	3,680	3,680	0.1%	(8)(10)
		Membership Interest (5.11%)	6/25/2020		—	N/A	—	10,303	14,602	0.4%	(16)
								13,983	18,282	0.5%
Targus Cayman HoldCo Limited (33)	Textiles, Apparel & Luxury Goods	Common Stock (7,383,395 shares)	2/12/2016		—	N/A	—	2,805	31,298	0.8%	(16)
								2,805	31,298	0.8%
Total Affiliate Investments (Level 3)								$219,229	$379,057	9.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2021 (Unaudited)
(in thousands, except share data)

							September 30, 2021 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan	9/21/2018	7.84% (1ML+ 7.75%)	—	10/1/2026	$32,133	$31,937	$32,133	0.8%	(3)(8)(10)
								31,937	32,133	0.8%
ACE Cash Express, Inc.	Consumer Finance	Senior Secured Note	12/8/2017	12.00%	—	12/15/2022	39,998	37,872	38,794	1.0%	(8)(46)
								37,872	38,794	1.0%
AmeriLife Holdings, LLC	Insurance	Second Lien Term Loan	3/18/2020	9.50% (6ML+ 8.50%)	1.00	3/18/2028	22,280	21,925	22,280	0.6%	(3)(8)(10)
								21,925	22,280	0.6%
Apidos CLO XI	Structured Finance	Subordinated Structured Note	12/6/2012	Residual Interest, current yield 10.89%	—	4/17/2034	67,783	37,497	29,747	0.8%	(5)(14)
								37,497	29,747	0.8%
Apidos CLO XII	Structured Finance	Subordinated Structured Note	3/15/2013	Residual Interest, current yield 9.31%	—	4/15/2031	52,203	37,129	30,346	0.8%	(5)(14)
								37,129	30,346	0.8%
Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	Residual Interest, current yield 9.20%	—	4/21/2031	48,515	38,254	29,419	0.7%	(5)(14)
								38,254	29,419	0.7%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	Residual Interest, current yield 10.75%	—	4/21/2031	35,855	30,387	25,982	0.7%	(5)(14)
								30,387	25,982	0.7%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	Revolving Line of Credit - $3,000 Commitment	2/21/2013	10.75% (3ML+ 8.75%)	2.00	4/29/2022	—	—	—	—%	(10)(15)
		Senior Secured Term Loan	2/21/2013	10.75% (3ML+ 8.75%)	2.00	4/29/2022	65,960	65,960	65,960	1.7%	(3)(10)
								65,960	65,960	1.7%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	Residual Interest, current yield 4.48%	—	7/20/2029	83,098	42,389	32,133	0.8%	(5)(14)
								42,389	32,133	0.8%
BCPE North Star US Holdco 2, Inc.	Food Products	Delayed Draw Term Loan - $5,185 Commitment	6/7/2021	8.00% (3ML+ 7.25%)	0.75	6/10/2023	—	—	—	—%	(8)(10)(15)
		Second Lien Term Loan	6/7/2021	8.00% (3ML+ 7.25%)	0.75	6/11/2029	29,815	29,529	29,815	0.8%	(3)(8)(10)
								29,529	29,815	0.8%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	Senior Secured Note	12/4/2017	9.75% (3ML+ 8.50%)	1.25	12/2/2022	186,585	186,585	186,585	4.7%	(3)(10)
								186,585	186,585	4.7%
Brookside Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	4/25/2013	Residual Interest, current yield 0.00%	—	1/17/2028	36,300	14,762	9,188	0.2%	(5)(14)(17)
								14,762	9,188	0.2%
California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note	4/19/2012	Residual Interest, current yield 14.33%	—	7/16/2032	58,915	42,991	29,919	0.8%	(5)(14)
								42,991	29,919	0.8%
Candle-Lite Company, LLC	Household Products	Senior Secured Term Loan A	1/23/2018	6.75% (3ML+ 5.50%)	1.25	1/23/2023	10,175	10,175	10,175	0.3%	(3)(10)
		Senior Secured Term Loan B	1/23/2018	10.75% (3ML+ 9.50%)	1.25	1/23/2023	10,949	10,949	10,949	0.3%	(3)(10)
								21,124	21,124	0.6%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Delayed Draw Term Loan - $1,500 Commitment	11/12/2020	9.75% (1ML+ 8.75%)	1.00	11/13/2028	—	—	—	—%	(8)(10)(15)
		Second Lien Term Loan	11/12/2020	9.75% (1ML+ 8.75%)	1.00	11/13/2028	8,500	8,216	8,500	0.2%	(3)(8)(10)
								8,216	8,500	0.2%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 14.66%	—	4/30/2031	24,870	15,719	13,565	0.3%	(5)(14)
								15,719	13,565	0.3%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note	4/7/2017	Residual Interest, current yield 14.57%	—	7/15/2030	25,534	19,641	16,748	0.4%	(5)(14)
								19,641	16,748	0.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2021 (Unaudited)
(in thousands, except share data)

							September 30, 2021 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	8/9/2016	Residual Interest, current yield 10.92%	—	7/20/2034	$32,200	$32,051	$27,546	0.7%	(5)(14)
								32,051	27,546	0.7%
CCS-CMGC Holdings, Inc.	Health Care Providers & Services	First Lien Term Loan	5/13/2019	5.58% (1ML+ 5.50%)	—	10/1/2025	9,501	9,404	9,501	0.2%	(3)(8)(10)
		Second Lien Term Loan	9/25/2018	9.08% (1ML+ 9.00%)	—	10/1/2026	37,000	36,554	37,000	1.0%	(3)(8)(10)
								45,958	46,501	1.2%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield 9.20%	—	7/29/2030	49,552	38,905	30,716	0.8%	(5)(14)
								38,905	30,716	0.8%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note	8/2/2013	Residual Interest, current yield 11.12%	—	4/24/2031	44,100	28,736	20,917	0.5%	(5)(14)
								28,736	20,917	0.5%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note	10/22/2013	Residual Interest, current yield 13.88%	—	4/28/2031	45,500	32,473	29,969	0.8%	(5)(14)
								32,473	29,969	0.8%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note	8/5/2014	Residual Interest, current yield 8.67%	—	10/17/2030	44,467	29,744	22,329	0.6%	(5)(14)
								29,744	22,329	0.6%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note	12/9/2016	Residual Interest, current yield 10.59%	—	10/21/2031	34,000	30,196	28,688	0.7%	(5)(14)
								30,196	28,688	0.7%
Collections Acquisition Company, Inc.	Diversified Financial Services	Senior Secured Term Loan	12/3/2019	10.15% (3ML+ 7.65%)	2.50	6/3/2024	30,165	30,165	30,165	0.8%	(3)(10)
								30,165	30,165	0.8%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note	12/18/2013	Residual Interest, current yield 0.00%	—	10/25/2028	40,275	21,037	18,933	0.5%	(5)(14)(17)
								21,037	18,933	0.5%
Curo Group Holdings Corp.	Consumer Finance	Senior Secured Note	7/16/2021	7.50%	—	8/1/2028	35,000	35,006	35,448	0.9%	(8)(14)(47)
								35,006	35,448	0.9%
Digital Room, LLC	Commercial Services & Supplies	First Lien Term Loan	5/14/2019	5.08% (1ML+ 5.00%)	—	5/21/2026	9,775	9,701	9,775	0.2%	(3)(8)(10)
		Second Lien Term Loan	5/14/2019	9.08% (1ML+ 9.00%)	—	5/21/2027	70,000	70,000	70,000	1.8%	(3)(8)(10)
								79,701	79,775	2.0%
Dunn Paper, Inc.	Paper & Forest Products	First Lien Term Loan	11/18/2019	6.25% (1ML+ 5.25%)	1.00	8/26/2022	4,468	4,429	4,452	0.1%	(3)(8)(10)
		Second Lien Term Loan	8/26/2016	10.25% (1ML+ 9.25%)	1.00	8/26/2023	11,500	11,437	11,283	0.3%	(3)(8)(10)
								15,866	15,735	0.4%
Easy Gardener Products, Inc.	Household Durables	Third Lien Term Loan	6/11/2020	10.25% (3ML+ 10.00%)	0.25	9/30/2024	3,950	3,950	3,940	0.1%	(10)
		Class A Units of EZG Holdings, LLC (200 units)	6/11/2020		—	N/A	—	313	781	—%	(16)
		Class B Units of EZG Holdings, LLC (12,525 units)	6/11/2020		—	N/A	—	1,688	5,244	0.1%	(16)
								5,951	9,965	0.2%
Edmentum (22)	Diversified Consumer Services	Escrow Receivable	12/11/2020		—	N/A	—	—	—	—%	(16)
								—	—	—%
Engine Group, Inc. (7)	Media	Senior Secured Term Loan	11/17/2020	5.75% (1ML+ 4.75%)	1.00	11/17/2023	7,913	7,913	7,401	0.2%	(8)(10)
		Senior Secured Term Loan	11/17/2020	7.00% (PRIME+ 3.75%)	1.00	11/17/2023	690	690	646	—%	(8)(10)
		Class B Common Units (1,039,554 units)	11/17/2020		—	N/A	—	26,991	178	—%	(8)
								35,594	8,225	0.2%
Engineered Machinery Holdings, Inc.	Machinery	Incremental Amendment No. 2 Term Loan	5/12/2021	7.25% (3ML+ 6.50%)	0.75	5/21/2029	5,000	4,977	5,000	0.1%	(3)(8)(10)
		Incremental Amendment No. 3 Term Loan	8/12/2021	6.75% (3ML+ 6.00%)	0.75	5/21/2029	5,000	5,000	5,000	0.1%	(3)(8)(10)
								9,977	10,000	0.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2021 (Unaudited)
(in thousands, except share data)

							September 30, 2021 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Enseo Acquisition, Inc.	IT Services	Revolving Line of Credit - $5,000 Commitment	6/2/2021	9.00% (3ML+ 8.00%)	1.00	10/4/2021	$—	$—	$—	—%	(10)(15)
		First Lien Term Loan	6/2/2021	9.00% (3ML+ 8.00%)	1.00	6/2/2026	54,863	54,863	54,863	1.4%	(3)(10)
								54,863	54,863	1.4%
EXC Holdings III Corp	Technology Hardware, Storage & Peripherals	Second Lien Term Loan	11/17/2017	8.50% (3ML+ 7.50%)	1.00	12/1/2025	12,500	12,435	12,500	0.3%	(3)(8)(10)
								12,435	12,500	0.3%
Eze Castle Integration, Inc. (f/k/a/ H.I.G. ECI Merger Sub, Inc.)	IT Services	Delayed Draw Term Loan - $1,786 Commitment	7/15/2020	10.00% (1ML+ 8.50%)	1.50	7/15/2025	—	—	—	—%	(10)(15)
		First Lien Term Loan	7/15/2020	10.00% (1ML+ 8.50%)	1.50	7/15/2025	47,102	47,102	47,102	1.2%	(3)(10)
								47,102	47,102	1.2%
First Brands Group	Auto Components	First Lien Term Loan	3/24/2021	6.00% (3ML+ 5.00%)	1.00	3/30/2027	16,666	16,528	16,666	0.4%	(3)(8)(10)
		Second Lien Term Loan	3/24/2021	9.50% (3ML+ 8.50%)	1.00	3/30/2028	32,000	31,441	32,000	0.8%	(3)(8)(10)
								47,969	48,666	1.2%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 11.37%	—	10/15/2030	50,524	35,471	27,100	0.7%	(5)(14)
								35,471	27,100	0.7%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 10.97%	—	5/16/2031	24,575	16,837	12,146	0.3%	(5)(14)
								16,837	12,146	0.3%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 8.97%	—	7/15/2031	39,905	29,148	17,438	0.4%	(5)(14)
								29,148	17,438	0.4%
Global Tel*Link Corporation	Diversified Telecommunication Services	First Lien Term Loan	8/7/2019	4.33% (1ML+ 4.25%)	—	11/29/2025	9,728	9,455	9,728	0.2%	(3)(8)(10)
		Second Lien Term Loan	11/20/2018	8.33% (1ML+ 8.25%)	—	11/29/2026	42,670	41,852	42,670	1.1%	(3)(8)(10)
								51,307	52,398	1.3%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Structured Finance	Subordinated Structured Note	8/7/2012	Residual Interest, current yield 0.00%	—	8/15/2023	23,188	3,704	26	—%	(5)(14)(17)
								3,704	26	—%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Structured Finance	Subordinated Structured Note	3/8/2013	Residual Interest, current yield 0.00%	—	4/15/2025	40,400	19,984	45	—%	(5)(14)(17)
								19,984	45	—%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Structured Finance	Subordinated Structured Note	2/7/2014	Residual Interest, current yield 0.00%	—	4/20/2026	24,500	11,822	94	—%	(5)(14)(17)
								11,822	94	—%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield 0.00%	—	4/28/2025	41,164	21,322	133	—%	(5)(14)(17)
								21,322	133	—%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield 0.00%	—	10/18/2027	39,598	29,557	3,693	0.1%	(5)(14)(17)
								29,557	3,693	0.1%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 0.00%	—	7/18/2031	19,025	13,024	5,273	0.1%	(5)(14)(17)
								13,024	5,273	0.1%
Help/Systems Holdings, Inc.	Software	Second Lien Term Loan	11/14/2019	7.50% (3ML+ 6.75%)	0.75	11/19/2027	22,500	22,253	22,500	0.6%	(3)(8)(10)
								22,253	22,500	0.6%
Interventional Management Services, LLC	Health Care Providers & Services	Revolving Line of Credit - $5,000 Commitment	2/22/2021	9.50% (3ML+ 8.50%)	1.00	2/22/2025	2,000	2,000	2,000	0.1%	(10)(15)
		Senior Secured Term Loan	2/22/2021	9.50% (3ML+ 8.50%)	1.00	2/20/2026	69,443	69,443	69,443	1.8%	(3)(10)
								71,443	71,443	1.9%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	6/26/2015	Residual Interest, current yield 7.58%	—	10/20/2031	23,594	19,619	13,087	0.3%	(5)(14)
								19,619	13,087	0.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2021 (Unaudited)
(in thousands, except share data)

							September 30, 2021 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

K&N Parent, Inc.	Auto Components	First Lien Term Loan	2/20/2020	5.75% (3ML+ 4.75%)	1.00	10/20/2023	$1,878	$1,725	$1,878	—%	(8)(10)
		Second Lien Term Loan	10/19/2016	9.75% (3ML+ 8.75%)	1.00	10/21/2024	25,887	25,635	25,887	0.7%	(8)(10)
								27,360	27,765	0.7%
Keystone Acquisition Corp. (4)	Health Care Providers & Services	Second Lien Term Loan	5/10/2017	10.25% (3ML+ 9.25%)	1.00	5/1/2025	50,000	50,000	50,000	1.3%	(3)(8)(10)
								50,000	50,000	1.3%
KM2 Solutions LLC	IT Services	First Lien Term Loan	12/17/2020	9.00% (3ML+ 8.00%)	1.00	12/17/2025	24,813	24,813	24,813	0.6%	(3)(10)
								24,813	24,813	0.6%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 7.58%	—	7/21/2031	49,934	28,352	20,194	0.5%	(5)(14)
								28,352	20,194	0.5%
Legility, LLC	Professional Services	First Lien Term Loan	2/25/2020	7.00% (1ML+ 6.00%)	1.00	12/17/2025	18,813	18,528	18,813	0.5%	(3)(8)(10)
		First Lien Term Loan	2/25/2020	7.00% (6ML+ 6.00%)	1.00	12/17/2025	387	381	387	—%	(3)(8)(10)
								18,909	19,200	0.5%
LGC US FINCO, LLC	Machinery	First Lien Term Loan	1/17/2020	8.50% (1ML+ 7.50%)	1.00	12/20/2025	28,950	28,310	28,950	0.7%	(3)(8)(10)
								28,310	28,950	0.7%
Mamba Purchaser, Inc.	Health Care Providers & Services	Second Lien Term Loan	9/29/2021	7.00% (3ML+ 6.50%)	0.50	10/14/2029	5,000	4,975	4,950	0.1%	(8)(10)
								4,975	4,950	0.1%
Maverick Healthcare Equity, LLC	Health Care Providers & Services	Preferred Units (1,250,000 units)	10/31/2007		—	N/A	—	—	—	—%	(16)
		Class A Common Units (1,250,000 units)	10/31/2007		—	N/A	—	—	—	—%	(16)
								—	—	—%
Medusind Acquisition, Inc. (19)	Health Care Providers & Services	First Lien Term Loan	9/30/2019	7.50% (3ML+ 6.50%)	1.00	4/8/2024	24,011	23,801	23,793	0.6%	(3)(10)
								23,801	23,793	0.6%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note	4/17/2013	Residual Interest, current yield 4.78%	—	10/15/2030	43,650	28,673	16,195	0.4%	(5)(14)
								28,673	16,195	0.4%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 12.86%	—	7/15/2031	47,830	28,084	25,923	0.7%	(5)(14)
								28,084	25,923	0.7%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 9.72%	—	7/19/2030	42,064	31,763	24,490	0.6%	(5)(14)
								31,763	24,490	0.6%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note	8/12/2015	Residual Interest, current yield 13.31%	—	4/16/2031	46,015	24,386	18,142	0.5%	(5)(14)
								24,386	18,142	0.5%
OneTouchPoint Corp	Professional Services	Senior Secured Term Loan	2/19/2021	9.00% (3ML+ 8.00%)	1.00	2/19/2026	40,095	40,095	40,095	1.0%	(3)(10)
								40,095	40,095	1.0%
Orva Buyer, LLC	Specialty Retail	Senior Secured Term Loan	12/23/2020	9.50% (1ML+ 7.50%)	2.00	12/23/2025	39,893	39,893	39,893	1.0%	(3)(10)
								39,893	39,893	1.0%
Pearl Intermediate Parent LLC	Health Care Providers & Services	Second Lien Term Loan	2/1/2018	6.33% (1ML+ 6.25%)	—	2/15/2026	5,000	4,986	5,000	0.1%	(3)(8)(10)
								4,986	5,000	0.1%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2021 (Unaudited)
(in thousands, except share data)

							September 30, 2021 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

PeopleConnect Holdings, LLC (11)	Interactive Media & Services	Revolving Line of Credit - $8,918 Commitment	1/22/2020	10.00% (1ML+ 8.25%)	1.75	1/22/2025	$—	$—	$—	—%	(10)(15)
		Senior Secured Term Loan	1/22/2020	10.00% (3ML+ 8.25%)	1.75	1/22/2025	174,977	174,977	174,977	4.4%	(3)(10)
								174,977	174,977	4.4%
PlayPower, Inc.	Leisure Products	First Lien Term Loan	5/7/2019	5.63% (3ML+ 5.50%)	—	5/10/2026	5,889	5,846	5,709	0.1%	(3)(8)(10)
								5,846	5,709	0.1%
RC Buyer, Inc.	Auto Components	Second Lien Term Loan	7/26/2021	7.50% (3ML+ 6.75%)	0.75	7/30/2029	20,000	19,902	20,000	0.5%	(3)(8)(10)
								19,902	20,000	0.5%
Redstone Holdco 2 LP (22)	IT Services	Second Lien Term Loan	4/16/2021	8.50% (3ML+ 7.75%)	0.75	4/27/2029	50,000	49,157	49,647	1.3%	(3)(8)(10)
								49,157	49,647	1.3%
Research Now Group, Inc. & Survey Sampling International LLC	Professional Services	First Lien Term Loan	12/8/2017	6.50% (6ML+ 5.50%)	1.00	12/20/2024	9,625	9,376	9,625	0.2%	(3)(8)(10)
		Second Lien Term Loan	12/8/2017	10.50% (6ML+ 9.50%)	1.00	12/20/2025	50,000	48,166	50,000	1.3%	(3)(8)(10)
								57,542	59,625	1.5%
Rising Tide Holdings, Inc.	Diversified Consumer Services	Second Lien Term Loan	5/26/2021	9.00% (1ML+ 8.25%)	0.75	6/1/2029	23,000	22,669	23,000	0.6%	(3)(8)(10)
								22,669	23,000	0.6%
RME Group Holding Company	Media	Senior Secured Term Loan A	5/4/2017	8.00% (3ML+ 7.00%)	1.00	5/4/2022	26,708	26,708	26,708	0.7%	(3)(10)
		Senior Secured Term Loan B	5/4/2017	13.00% (3ML+ 12.00%)	1.00	5/4/2022	22,036	22,036	22,036	0.6%	(3)(10)
								48,744	48,744	1.3%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note	4/11/2014	Residual Interest, current yield 6.88%	—	4/21/2031	27,725	22,480	15,270	0.5%	(5)(14)
								22,480	15,270	0.5%
Rosa Mexicano	Hotels, Restaurants & Leisure	Revolving Line of Credit - $500 Commitment	3/29/2018	8.75% (3ML+ 7.50%)	1.25	3/29/2023	500	500	489	—%	(10)(15)(39)
		Senior Secured Term Loan	3/29/2018	8.75% (3ML+ 7.50%)	1.25	3/29/2023	23,777	23,777	23,241	0.6%	(10)(39)
								24,277	23,730	0.6%
Securus Technologies Holdings, Inc.	Communications Equipment	First Lien Term Loan	8/2/2019	5.50% (3ML+ 4.50%)	1.00	11/1/2024	9,772	9,167	9,614	0.2%	(8)(10)
		Second Lien Term Loan	6/20/2017	9.25% (3ML+ 8.25%)	1.00	11/1/2025	50,662	50,560	50,048	1.3%	(3)(8)(10)
								59,727	59,662	1.5%
SEOTownCenter, Inc.	IT Services	Senior Secured Term Loan A	4/10/2018	9.50% (3ML+ 7.50%)	2.00	4/7/2023	23,985	23,985	23,985	0.6%	(3)(10)
		Senior Secured Term Loan B	4/10/2018	14.50% (3ML+ 12.50%)	2.00	4/7/2023	19,027	19,027	19,027	0.5%	(3)(10)
								43,012	43,012	1.1%
Shearer’s Foods, LLC	Food Products	Second Lien Term Loan	9/15/2020	8.75% (1ML+ 7.75%)	1.00	9/23/2028	5,000	4,913	5,000	0.1%	(3)(8)(10)
								4,913	5,000	0.1%
Shutterfly, LLC	Internet & Direct Marketing Retail	2021 Refinancing Term B Loan	7/1/2021	5.75% (1ML+ 5.00%)	0.75	9/25/2026	20,500	20,402	20,505	0.5%	(8)(10)(47)
								20,402	20,505	0.5%
Sorenson Communications, LLC	Diversified Telecommunication Services	First Lien Term Loan	3/12/2021	6.25% (3ML+ 5.50%)	0.75	3/17/2026	17,100	16,938	17,100	0.4%	(3)(8)(10)
								16,938	17,100	0.4%
Southern Veterinary Partners	Health Care Providers & Services	Second Lien Term Loan	10/2/2020	8.75% (6ML+ 7.75%)	1.00	10/5/2028	8,000	7,929	8,000	0.2%	(3)(8)(10)
								7,929	8,000	0.2%
Spectrum Holdings III Corp	Health Care Equipment & Supplies	Second Lien Term Loan	1/26/2018	8.00% (6ML+ 7.00%)	1.00	1/31/2026	7,500	7,480	6,970	0.2%	(3)(8)(10)
								7,480	6,970	0.2%
Staples, Inc.	Distributors	First Lien Term Loan	11/18/2019	5.13% (3ML+ 5.00%)	—	4/16/2026	8,842	8,778	8,494	0.2%	(3)(8)(10)(47)
								8,778	8,494	0.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2021 (Unaudited)
(in thousands, except share data)

							September 30, 2021 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Strategic Materials	Household Durables	Second Lien Term Loan	10/27/2017	8.75% (3ML+ 7.75%)	1.00	11/1/2025	$7,000	$6,964	$5,739	0.1%	(8)(10)
								6,964	5,739	0.1%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interests	12/4/2006		—	N/A	—	—	—	—%	(13)(16)
								—	—	—%
Sudbury Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	11/14/2013	Residual Interest, current yield 0.00%	—	1/19/2026	28,200	13,178	5,960	0.2%	(5)(14)(17)
								13,178	5,960	0.2%
Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note	5/6/2014	Residual Interest, current yield 0.00%	—	7/14/2026	49,249	25,275	15,903	0.4%	(5)(14)(17)
								25,275	15,903	0.4%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note	10/17/2014	Residual Interest, current yield 9.75%	—	1/19/2032	63,830	45,359	27,788	0.7%	(5)(14)
								45,359	27,788	0.7%
The Octave Music Group, Inc.	Entertainment	First Lien Term Loan	2/26/2020	6.25% (1ML+ 5.25%) plus 0.75% PIK	1.00	5/29/2025	34,851	34,578	34,851	0.9%	(3)(8)(10)(39)
								34,578	34,851	0.9%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	1/26/2018	10.00% (3ML+ 8.50%)	1.50	1/26/2023	159,686	159,686	159,686	4.0%	(3)(10)
								159,686	159,686	4.0%
TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	10.00% (3ML+ 9.00%) plus 1.50% PIK	1.00	11/30/2025	28,933	28,933	28,933	0.7%	(3)(10)(39)
								28,933	28,933	0.7%
Transplace Holdings, Inc.	Transportation Infrastructure	Second Lien Term Loan	10/2/2017	9.75% (6ML+ 8.75%)	1.00	10/6/2025	30,900	30,415	30,900	0.8%	(3)(8)(10)
								30,415	30,900	0.8%
United Sporting Companies, Inc. (18)	Distributors	Second Lien Term Loan	9/28/2012	13.25% (1ML+ 11.00%) plus 2.00% PIK	2.25	11/16/2019	144,692	103,730	6,912	0.2%	(9)(10)
								103,730	6,912	0.2%
Universal Fiber Systems, LLC	Textiles, Apparel & Luxury Goods	Second Lien Term Loan	10/2/2015	10.50% (1ML+ 9.50%)	1.00	10/2/2022	37,000	36,894	35,790	0.9%	(3)(8)(10)
								36,894	35,790	0.9%
Upstream Newco, Inc.	Health Care Providers & Services	Second Lien Term Loan	11/20/2019	8.58% (1ML+ 8.50%)	—	11/20/2027	22,000	21,842	22,000	0.6%	(3)(8)(10)
								21,842	22,000	0.6%
USG Intermediate, LLC	Leisure Products	Revolving Line of Credit - $3,000 Commitment	4/15/2015	10.25% (1ML+ 9.25%)	1.00	8/24/2024	3,000	3,000	3,000	0.1%	(10)(15)
		Senior Secured Term Loan B	4/15/2015	12.75% (1ML+ 11.75%)	1.00	8/24/2024	22,855	22,855	22,855	0.6%	(3)(10)
		Equity	4/15/2015		—	N/A	—	1	—	—%	(16)
								25,856	25,855	0.7%
VC GB Holdings I Corp	Household Durables	Second Lien Term Loan	6/30/2021	7.25% (3ML+ 6.75%)	0.50	7/23/2029	23,000	22,775	22,807	0.6%	(8)(10)
								22,775	22,807	0.6%
Venio LLC (48)	Professional Services	First Lien Term Loan	2/19/2014	1.00% PIK	—	2/19/2020	14,444	14,444	12,200	0.3%	(39)
								14,444	12,200	0.3%
Vision Solutions, Inc. (29)	IT Services	Second Lien Term Loan	4/23/2021	8.00% (3ML+ 7.25%)	0.75	4/23/2029	60,000	59,456	60,000	1.5%	(3)(8)(10)
								59,456	60,000	1.5%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 9.07%	—	10/15/2030	40,613	30,490	24,732	0.6%	(5)(14)
								30,490	24,732	0.6%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 6.56%	—	4/18/2031	40,773	29,696	18,082	0.5%	(5)(14)
								29,696	18,082	0.5%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2016	Residual Interest, current yield 10.19%	—	10/20/2031	28,100	25,046	20,087	0.5%	(5)(14)
								25,046	20,087	0.5%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note	6/13/2017	Residual Interest, current yield 13.41%	—	4/20/2034	44,884	49,570	42,823	1.1%	(5)(14)
								49,570	42,823	1.1%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2021 (Unaudited)
(in thousands, except share data)

							September 30, 2021 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

VT Topco, Inc.	Commercial Services & Supplies	Second Lien Term Loan	8/14/2018	6.83% (1ML+ 6.75%)	—	8/17/2026	$7,000	$6,979	$6,878	0.2%	(3)(8)(10)
		2021 Term Loans	7/30/2021	7.50% (1ML+ 6.75%)	0.75	8/17/2026	13,250	13,154	13,129	0.3%	(3)(8)(10)
								20,133	20,007	0.5%
Total Non-Control/Non-Affiliate Investments (Level 3)								$3,444,630	$3,005,560	76.3%

Total Portfolio Investments (Level 3)								$6,150,333	$6,430,707	163.1%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2021
(in thousands, except share data)

							June 30, 2021
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(46)

CP Energy Services Inc. (20)	Energy Equipment & Services	Senior Secured Term Loan	10/1/2017	12.00% (3ML+ 11.00%)	1.00	1/31/2024	$41,422	$41,422	$41,422	1.0%	(10)(39)
		Senior Secured Term Loan A to Spartan Energy Services, LLC	10/20/2014	9.00% (1ML+ 8.00%)	1.00	12/31/2022	15,656	15,656	15,656	0.4%	(10)
		Series A Preferred Units to Spartan Energy Holdings, Inc. (10,000 shares)	9/25/2020		—	N/A	—	26,193	11,210	0.3%	(16)
		Series B Convertible Preferred Stock (790 shares)	10/30/2015		—	N/A	—	63,225	3,199	0.1%	(16)
		Common Stock (102,924 shares)	8/2/2013		—	N/A	—	86,239	—	—%	(16)
								232,735	71,487	1.8%
Credit Central Loan Company, LLC (21)	Consumer Finance	Subordinated Term Loan	12/28/2012	10.00% plus 10.00% PIK	—	6/26/2024	68,137	65,599	68,137	1.7%	(14)(39)
		Class A Units (14,867,312 units)	12/28/2012		—	N/A	—	19,331	9,886	0.3%	(14)(16)
		Net Revenues Interest (25% of Net Revenues)	1/28/2015		—	N/A	—	—	—	—%	(14)(16)
								84,930	78,023	2.0%
Echelon Transportation, LLC	Aerospace & Defense	Senior Secured Term Loan	3/31/2014	11.75% (1ML+ 9.75%) plus 2.25% PIK	2.00	3/31/2022	52,457	52,457	52,457	1.3%	(10)(39)
		Senior Secured Term Loan	12/9/2016	11.00% (1ML+ 9.00%) plus 1.00% PIK	2.00	12/7/2024	22,949	22,949	22,949	0.6%	(10)(39)
		Membership Interest (100%)	3/31/2014		—	N/A	—	22,738	8,834	0.2%	(16)
								98,144	84,240	2.1%
First Tower Finance Company LLC (23)	Consumer Finance	First Lien Term Loan	6/24/2014	10.00% plus 12.00% PIK	—	6/24/2024	324,708	324,708	324,708	8.2%	(14)(39)
		Class A Units (95,709,910 units)	6/14/2012		—	N/A	—	31,146	267,648	6.8%	(14)(16)
								355,854	592,356	15.0%
Freedom Marine Solutions, LLC (24)	Energy Equipment & Services	Membership Interest (100%)	11/9/2006		—	N/A	—	44,492	11,717	0.3%	(16)
								44,492	11,717	0.3%
InterDent, Inc.	Health Care Providers & Services	Senior Secured Term Loan A/B	8/1/2018	11.85% (1ML+ 9.85%)	2.00	9/5/2022	14,249	14,249	14,249	0.4%	(10)
		Senior Secured Term Loan A	8/3/2012	6.50% (1ML+ 5.50%)	1.00	9/5/2022	79,242	79,242	79,242	2.0%	(10)
		Senior Secured Term Loan B	8/3/2012	12.00% PIK	—	9/5/2022	144,080	144,080	144,080	3.7%	(39)
		Common Stock (99,900 shares)	5/3/2019		—	N/A	—	45,118	174,768	4.4%	(16)
								282,689	412,339	10.5%
Kickapoo Ranch Pet Resort	Diversified Consumer Services	Membership Interest (100%)	8/26/2019		—	N/A	—	2,378	3,833	0.1%	(16)
								2,378	3,833	0.1%
MITY, Inc. (25)	Commercial Services & Supplies	Senior Secured Note A	9/19/2013	10.00% (3ML+ 7.00%)	3.00	4/30/2025	29,867	29,867	29,867	0.8%	(10)(39)
		Senior Secured Note B	6/23/2014	10.00% (3ML+ 7.00%) plus 10.00% PIK	3.00	4/30/2025	16,098	16,098	16,098	0.4%	(10)(39)
		Subordinated Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%	—	1/1/2028	5,949	7,200	3,715	0.1%	(14)
		Common Stock (42,053 shares)	9/19/2013		—	N/A	—	27,349	—	—%	(16)
								80,514	49,680	1.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2021
(in thousands, except share data)

							June 30, 2021
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(46)

National Property REIT Corp. (26)	Equity Real Estate Investment Trusts (REITs) / Online Lending / Structured Finance	Senior Secured Term Loan A	12/31/2018	4.44% (3ML+ 1.44%) plus 3.53% PIK	3.00	12/31/2023	$473,276	$473,276	$473,276	12.0%	(10)(39)
		Senior Secured Term Loan B	12/31/2018	5.00% (3ML+ 2.00%) plus 5.50% PIK	3.00	12/31/2023	6,600	6,600	6,600	0.2%	(10)(39)
		Senior Secured Term Loan C	10/31/2019	11.00% (3ML+ 10.00%) plus 2.25% PIK	1.00	12/31/2023	90,200	90,200	90,200	2.3%	(10)(39)
		Senior Secured Term Loan D	6/19/2020	3.50% (3ML+ 0.50%) plus 2.50% PIK	3.00	12/31/2023	183,425	183,425	183,425	4.6%	(10)(39)
		Residual Profit Interest	12/31/2018		—	N/A	—	—	34,507	0.9%	(35)
		Common Stock (3,254,594 shares)	12/31/2013		—	N/A	—	210	401,747	10.2%	(45)
								753,711	1,189,755	30.2%
Nationwide Loan Company LLC (27)	Consumer Finance	First Lien Term Loan	6/18/2014	10.00% plus 10.00% PIK	—	6/18/2022	20,260	20,260	20,260	0.5%	(14)(39)
		Class A Units (38,550,460 units)	1/31/2013		—	N/A	—	20,846	27,733	0.7%	(14)(16)
								41,106	47,993	1.2%
NMMB, Inc. (28)	Media	Delayed Draw Term Loan - $10,000 Commitment	3/25/2020	10.50% (3ML+ 8.50%)	2.00	12/30/2024	—	—	—	—%	(10)(15)
		Senior Secured Note	12/30/2019	10.50% (3ML+ 8.50%)	2.00	12/30/2024	4,874	4,874	4,874	0.1%	(3)(10)
		Common Stock (21,418 shares)	12/30/2019		—	N/A	—	12,869	42,014	1.1%
								17,743	46,888	1.2%
Pacific World Corporation (36)	Personal Products	Revolving Line of Credit - $26,000 Commitment	9/26/2014	8.25% (1ML+ 7.25%)	1.00	9/26/2025	20,825	20,825	20,825	0.5%	(10)(15)
		Senior Secured Term Loan A	12/31/2014	6.25% PIK (1ML+ 5.25%)	1.00	9/26/2025	41,625	41,625	41,625	1.1%	(10)(39)
		Convertible Preferred Equity (287,021 shares)	6/15/2018		—	N/A	—	186,795	8,647	0.2%	(16)
		Common Stock (6,778,414 shares)	9/29/2017		—	N/A	—	—	—	—%	(16)
								249,245	71,097	1.8%
R-V Industries, Inc.	Machinery	Senior Secured Term Loan	12/15/2020	10.00% (3ML+ 9.00%)	1.00	12/15/2028	28,622	28,622	28,622	0.7%	(3)(10)
		Common Stock (745,107 shares)	6/26/2007		—	N/A	—	6,866	21,071	0.5%	(16)
								35,488	49,693	1.2%
Universal Turbine Parts, LLC (34)	Trading Companies & Distributors	Delayed Draw Term Loan - $5,000 Commitment	2/28/2019	10.25% (1ML+ 7.75%)	2.50	4/5/2024	3,173	3,173	3,173	0.1%	(10)(15)
		Senior Secured Term Loan A	7/22/2016	6.75% (3ML+ 5.75%)	1.00	4/5/2024	29,575	29,575	23,933	0.6%	(10)
		Preferred Units (47,244,213 units)	3/31/2021		—	N/A	—	32,500	—	—%	(16)
		Common Stock (10,000 units)	12/10/2018		—	N/A	—	—	—	—%	(16)
								65,248	27,106	0.7%
USES Corp. (30)	Commercial Services & Supplies	Senior Secured Term Loan A	3/31/2014	9.00% PIK	—	7/29/2024	55,117	30,651	31,815	0.8%	(9)
		Senior Secured Term Loan B	3/31/2014	15.50% PIK	—	7/29/2024	77,483	35,568	—	—%	(9)
		Senior Secured Term Loan	12/30/2020	10.00% (1ML+ 9.00%)	1.00	7/29/2024	2,000	2,000	2,000	0.1%	(10)
		Common Stock (268,962 shares)	6/15/2016		—	N/A	—	—	—	—%	(16)
								68,219	33,815	0.9%
Valley Electric Company, Inc. (31)	Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	8.00% (3ML+ 5.00%) plus 2.50% PIK	3.00	12/31/2024	10,430	10,430	10,430	0.3%	(3)(10)(39)
		Senior Secured Note	6/24/2014	8.00% plus 10.00% PIK	—	6/23/2024	33,301	33,301	33,301	0.8%	(39)
		Consolidated Revenue Interest (2.0%)	6/22/2018		—	N/A	—	—	1,857	—%	(12)
		Common Stock (50,000 shares)	12/31/2012		—	N/A	—	26,204	104,107	2.6%
								69,935	149,695	3.7%
Total Control Investments (Level 3)								$2,482,431	$2,919,717	74.0%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2021
(in thousands, except share data)

							June 30, 2021
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Affiliate Investments (5.00% to 24.99% voting control)(47)

Nixon, Inc. (32)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)	5/12/2017		—	N/A	$—	$—	$—	—%	(16)
								—	—	—%
PGX Holdings, Inc. (6)	Diversified Consumer Services	First Lien Term Loan	11/13/2020	6.25% (12ML+ 5.25%) plus 4.25% PIK	1.00	9/29/2023	47,746	45,720	47,746	1.2%	(3)(10)(39)
		1.5 Lien Term Loan	5/27/2020	14.50% PIK (12ML+ 13.50%)	1.00	6/28/2024	18,164	18,164	18,164	0.5%	(10)(39)
		Second Lien Term Loan	9/29/2014	15.75% PIK (1ML+ 14.75%)	1.00	9/29/2024	122,272	122,272	122,272	3.1%	(10)(39)
		Common Stock (40,780,359 shares)	5/27/2020		—	N/A	—	—	124,907	3.2%	(16)
								186,156	313,089	8.0%
RGIS Services, LLC	Commercial Services & Supplies	Senior Secured Term Loan	6/25/2020	8.50% (1ML+ 7.50%)	1.00	6/25/2025	3,680	3,680	3,680	0.1%	(8)(10)
		Membership Interest (5.11%)	6/25/2020		—	N/A	—	10,302	13,760	0.3%	(16)
								13,982	17,440	0.4%
Targus Cayman HoldCo Limited (33)	Textiles, Apparel & Luxury Goods	Common Stock (7,383,395 shares)	2/12/2016		—	N/A	—	2,805	26,205	0.6%	(16)
								2,805	26,205	0.6%
Total Affiliate Investments (Level 3)								$202,943	$356,734	9.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2021
(in thousands, except share data)

							June 30, 2021
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan	9/21/2018	7.84% (1ML+ 7.75%)	—	10/1/2026	$27,133	$26,980	$27,133	0.7%	(3)(8)(10)
								26,980	27,133	0.7%
ACE Cash Express, Inc.	Consumer Finance	Senior Secured Note	12/8/2017	12.00%	—	12/15/2022	39,998	37,429	38,041	1.0%	(8)(46)
								37,429	38,041	1.0%
AmeriLife Holdings, LLC	Insurance	Second Lien Term Loan	3/18/2020	9.50% (6ML+ 8.50%)	1.00	3/18/2028	22,280	21,911	22,280	0.6%	(3)(8)(10)
								21,911	22,280	0.6%
Apidos CLO XI	Structured Finance	Subordinated Structured Note	12/6/2012	Residual Interest, current yield 12.33%	—	4/17/2034	67,783	37,651	29,680	0.8%	(5)(14)
								37,651	29,680	0.8%
Apidos CLO XII	Structured Finance	Subordinated Structured Note	3/15/2013	Residual Interest, current yield 11.99%	—	4/15/2031	52,203	37,818	30,505	0.8%	(5)(14)
								37,818	30,505	0.8%
Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	Residual Interest, current yield 12.46%	—	4/21/2031	48,515	39,005	29,579	0.7%	(5)(14)
								39,005	29,579	0.7%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	Residual Interest, current yield 13.92%	—	4/21/2031	35,855	30,483	26,070	0.7%	(5)(14)
								30,483	26,070	0.7%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	Revolving Line of Credit - $3,000 Commitment	2/21/2013	10.75% (3ML+ 8.75%)	2.00	4/29/2022	—	—	—	—%	(10)(15)
		Senior Secured Term Loan	2/21/2013	10.75% (3ML+ 8.75%)	2.00	4/29/2022	66,164	66,164	66,164	1.7%	(3)(10)
								66,164	66,164	1.7%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	Residual Interest, current yield 6.65%	—	7/20/2029	83,098	44,174	32,346	0.8%	(5)(14)
								44,174	32,346	0.8%
BCPE North Star US Holdco 2, Inc.	Food Products	Delayed Draw Term Loan - $5,185 Commitment	6/7/2021	8.00% (3ML+ 7.25%)	0.75	6/10/2023	—	—	—	—%	(8)(10)(15)
		Second Lien Term Loan	6/7/2021	8.00% (3ML+ 7.25%)	0.75	6/11/2029	29,815	29,520	29,815	0.8%	(8)(10)
								29,520	29,815	0.8%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	Senior Secured Note	12/4/2017	9.75% (3ML+ 8.50%)	1.25	12/2/2022	162,639	162,639	162,639	4.1%	(3)(10)
								162,639	162,639	4.1%
Brookside Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	4/25/2013	Residual Interest, current yield 0.00%	—	1/17/2028	36,300	15,168	10,018	0.3%	(5)(14)(17)
								15,168	10,018	0.3%
California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note	4/19/2012	Residual Interest, current yield 13.70%	—	7/16/2032	58,915	42,626	29,610	0.8%	(5)(14)
								42,626	29,610	0.8%
Candle-Lite Company, LLC	Household Products	Senior Secured Term Loan A	1/23/2018	6.75% (3ML+ 5.50%)	1.25	1/23/2023	10,237	10,237	10,237	0.3%	(3)(10)
		Senior Secured Term Loan B	1/23/2018	10.75% (3ML+ 9.50%)	1.25	1/23/2023	10,949	10,949	10,949	0.3%	(3)(10)
								21,186	21,186	0.6%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Delayed Draw Term Loan - $1,500 Commitment	11/12/2020	9.75% (1ML+ 8.75%)	1.00	11/13/2028	—	—	—	—%	(8)(10)(15)
		Second Lien Term Loan	11/12/2020	9.75% (1ML+ 8.75%)	1.00	11/13/2028	8,500	8,206	8,500	0.2%	(3)(8)(10)
								8,206	8,500	0.2%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 17.47%	—	4/30/2031	24,870	15,736	13,618	0.3%	(5)(14)
								15,736	13,618	0.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2021
(in thousands, except share data)

							June 30, 2021
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note	4/7/2017	Residual Interest, current yield 17.07%	—	7/15/2030	$25,534	$19,980	$16,864	0.4%	(5)(14)
								19,980	16,864	0.4%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	8/9/2016	Residual Interest, current yield 11.48%	—	7/20/2034	32,200	32,932	27,521	0.7%	(5)(14)
								32,932	27,521	0.7%
CCS-CMGC Holdings, Inc.	Health Care Providers & Services	First Lien Term Loan	5/13/2019	5.60% (1ML+ 5.50%)	—	10/1/2025	9,526	9,422	9,526	0.2%	(3)(8)(10)
		Second Lien Term Loan	9/25/2018	9.10% (1ML+ 9.00%)	—	10/1/2026	37,000	36,532	37,000	0.9%	(3)(8)(10)
								45,954	46,526	1.1%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield 11.63%	—	7/29/2030	49,552	39,865	30,885	0.8%	(5)(14)
								39,865	30,885	0.8%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note	8/2/2013	Residual Interest, current yield 13.87%	—	4/24/2031	44,100	29,312	20,974	0.5%	(5)(14)
								29,312	20,974	0.5%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note	10/22/2013	Residual Interest, current yield 15.99%	—	4/28/2031	45,500	32,985	30,202	0.8%	(5)(14)
								32,985	30,202	0.8%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note	8/5/2014	Residual Interest, current yield 10.75%	—	10/17/2030	44,467	30,604	22,322	0.6%	(5)(14)
								30,604	22,322	0.6%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note	12/9/2016	Residual Interest, current yield 11.69%	—	10/21/2031	34,000	30,275	28,829	0.7%	(5)(14)
								30,275	28,829	0.7%
Cinedigm DC Holdings, LLC	Entertainment	Senior Secured Term Loan	2/28/2013	11.00% (3ML+ 9.00%) plus 2.50% PIK	2.00	3/31/2022	3,031	2,981	3,031	0.1%	(10)(39)
								2,981	3,031	0.1%
Collections Acquisition Company, Inc.	Diversified Financial Services	Senior Secured Term Loan	12/3/2019	10.15% (3ML+ 7.65%)	2.50	6/3/2024	30,165	30,165	30,165	0.8%	(3)(10)
								30,165	30,165	0.8%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note	12/18/2013	Residual Interest, current yield 3.38%	—	10/25/2028	40,275	22,044	19,078	0.5%	(5)(14)
								22,044	19,078	0.5%
Curo Group Holdings Corp.	Consumer Finance	Second Lien Term Loan	7/30/2020	0.0825	—	9/1/2025	14,621	12,525	15,188	0.4%	(14)(47)
								12,525	15,188	0.4%
Digital Room, LLC	Commercial Services & Supplies	First Lien Term Loan	5/14/2019	5.20% (6ML+ 5.00%)	—	5/21/2026	9,800	9,718	9,800	0.2%	(3)(8)(10)
		Second Lien Term Loan	5/14/2019	9.20% (6ML+ 9.00%)	—	5/21/2027	70,000	70,000	70,000	1.8%	(3)(8)(10)
								79,718	79,800	2.0%
Dunn Paper, Inc.	Paper & Forest Products	First Lien Term Loan	11/18/2019	6.25% (1ML+ 5.25%)	1.00	8/26/2022	4,468	4,418	4,468	0.1%	(3)(8)(10)
		Second Lien Term Loan	8/26/2016	10.25% (1ML+ 9.25%)	1.00	8/26/2023	11,500	11,429	11,347	0.3%	(3)(8)(10)
								15,847	15,815	0.4%
Easy Gardener Products, Inc.	Household Durables	Third Lien Term Loan	6/11/2020	10.25% (3ML+ 10.00%)	0.25	9/30/2024	3,950	3,950	3,950	0.1%	(10)
		Class A Units of EZG Holdings, LLC (200 units)	6/11/2020		—	N/A	—	313	781	—%	(16)
		Class B Units of EZG Holdings, LLC (12,525 units)	6/11/2020		—	N/A	—	1,688	5,043	0.1%	(16)
								5,951	9,774	0.2%
Edmentum (22)	Diversified Consumer Services	Escrow Receivable	12/11/2020		—	N/A	—	—	—	—%	(16)
								—	—	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2021
(in thousands, except share data)

							June 30, 2021
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Engine Group, Inc. (7)	Media	Senior Secured Term Loan	11/17/2020	5.75% (1ML+ 4.75%)	1.00	11/17/2023	$12,229	$12,229	$11,255	0.3%	(8)(10)
		Class B Common Units (1,039,554 units)	11/17/2020		—	N/A	—	26,991	707	—%	(8)
								39,220	11,962	0.3%
Engineered Machinery Holdings, Inc.	Machinery	Second Lien Term Loan	5/6/2021	7.25% (3ML+ 6.50%)	0.75	5/21/2029	5,000	4,976	4,973	0.1%	(3)(8)(10)
								4,976	4,973	0.1%
Enseo Acquisition, Inc.	IT Services	Revolving Line of Credit - $5,000 Commitment	6/2/2021	9.00% (1ML+ 8.00%)	1.00	10/4/2021	—	—	—	—%	(10)(15)
		First Lien Term Loan	6/2/2021	9.00% (1ML+ 8.00%)	1.00	6/2/2026	55,000	55,000	55,000	1.4%	(3)(10)
								55,000	55,000	1.4%
EXC Holdings III Corp	Technology Hardware, Storage & Peripherals	Second Lien Term Loan	11/17/2017	8.50% (3ML+ 7.50%)	1.00	12/1/2025	12,500	12,431	12,500	0.3%	(3)(8)(10)
								12,431	12,500	0.3%
Eze Castle Integration, Inc. (f/k/a/ H.I.G. ECI Merger Sub, Inc.)	IT Services	Delayed Draw Term Loan - $1,786 Commitment	7/15/2020	10.00% (1ML+ 8.50%)	1.50	7/15/2025	—	—	—	—%	(10)(15)
		First Lien Term Loan	7/15/2020	10.00% (1ML+ 8.50%)	1.50	7/15/2025	47,222	47,222	47,222	1.2%	(3)(10)
								47,222	47,222	1.2%
First Brands Group	Auto Components	First Lien Term Loan	3/24/2021	6.00% (1ML+ 5.00%)	1.00	3/30/2027	16,750	16,597	16,750	0.4%	(3)(8)(10)
		Second Lien Term Loan	3/24/2021	9.50% (1ML+ 8.50%)	1.00	3/30/2028	32,000	31,401	32,000	0.8%	(3)(8)(10)
								47,998	48,750	1.2%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 12.98%	—	10/15/2030	50,525	35,486	26,987	0.7%	(5)(14)
								35,486	26,987	0.7%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 13.22%	—	5/16/2031	24,575	17,050	12,121	0.3%	(5)(14)
								17,050	12,121	0.3%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 10.69%	—	7/15/2031	39,905	29,231	17,306	0.4%	(5)(14)
								29,231	17,306	0.4%
GEON Performance Solutions, LLC	Chemicals	Revolving Line of Credit - $3,621 Commitment	12/12/2019	7.88% (2ML+ 6.25%)	1.63	10/25/2024	—	—	—	—%	(10)(15)
		First Lien Term Loan	12/12/2019	7.88% (2ML+ 6.25%)	1.63	10/25/2024	28,863	28,745	28,863	0.7%	(3)(10)
								28,745	28,863	0.7%
Global Tel*Link Corporation	Diversified Telecommunication Services	First Lien Term Loan	8/7/2019	4.35% (1ML+ 4.25%)	—	11/29/2025	9,728	9,439	9,728	0.2%	(3)(8)(10)
		Second Lien Term Loan	11/20/2018	8.35% (1ML+ 8.25%)	—	11/29/2026	40,170	39,515	40,170	1.0%	(3)(8)(10)
								48,954	49,898	1.2%
GlobalTranz Enterprises, Inc.	Air Freight & Logistics	Second Lien Term Loan	5/15/2019	8.35% (1ML+ 8.25%)	—	5/15/2027	12,500	12,500	12,500	0.3%	(3)(8)(10)
								12,500	12,500	0.3%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Structured Finance	Subordinated Structured Note	8/7/2012	Residual Interest, current yield 0.00%	—	8/15/2023	23,188	3,704	22	—%	(5)(14)(17)
								3,704	22	—%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Structured Finance	Subordinated Structured Note	3/8/2013	Residual Interest, current yield 0.00%	—	4/15/2025	40,400	19,984	—	—%	(5)(14)(17)
								19,984	—	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2021
(in thousands, except share data)

							June 30, 2021
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2014-1 Ltd.	Structured Finance	Subordinated Structured Note	2/7/2014	Residual Interest, current yield 0.00%	—	4/20/2026	$24,500	$11,822	$—	—%	(5)(14)(17)
								11,822	—	—%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield 0.00%	—	4/28/2025	41,164	21,322	—	—%	(5)(14)(17)
								21,322	—	—%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield 0.00%	—	10/18/2027	39,598	29,557	4,825	0.1%	(5)(14)(17)
								29,557	4,825	0.1%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 1.09%	—	7/18/2031	19,025	13,024	5,180	0.1%	(5)(14)
								13,024	5,180	0.1%
Help/Systems Holdings, Inc.	Software	Second Lien Term Loan	11/14/2019	7.50% (3ML+ 6.75%)	0.75	11/19/2027	22,500	22,240	22,500	0.6%	(3)(8)(10)
								22,240	22,500	0.6%
Interventional Management Services, LLC	Health Care Providers & Services	Revolving Line of Credit - $5,000 Commitment	2/22/2021	9.50% (3ML+ 8.50%)	1.00	2/22/2025	2,000	2,000	2,000	0.1%	(10)(15)
		Senior Secured Term Loan	2/22/2021	9.50% (3ML+ 8.50%)	1.00	2/20/2026	69,795	69,795	69,795	1.8%	(3)(10)
								71,795	71,795	1.9%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	6/26/2015	Residual Interest, current yield 9.31%	—	10/20/2031	23,594	19,858	13,083	0.3%	(5)(14)
								19,858	13,083	0.3%
K&N Parent, Inc.	Auto Components	First Lien Term Loan	2/20/2020	5.75% (3ML+ 4.75%)	1.00	10/20/2023	1,883	1,710	1,883	—%	(3)(8)(10)
		Second Lien Term Loan	10/19/2016	9.75% (3ML+ 8.75%)	1.00	10/21/2024	25,887	25,615	25,887	0.7%	(3)(8)(10)
								27,325	27,770	0.7%
Keystone Acquisition Corp. (4)	Health Care Providers & Services	Second Lien Term Loan	5/10/2017	10.25% (3ML+ 9.25%)	1.00	5/1/2025	50,000	50,000	50,000	1.3%	(3)(8)(10)
								50,000	50,000	1.3%
KM2 Solutions LLC	IT Services	First Lien Term Loan	12/17/2020	9.00% (3ML+ 8.00%)	1.00	12/17/2025	24,875	24,875	24,875	0.6%	(3)(10)
								24,875	24,875	0.6%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 10.26%	—	7/21/2031	49,934	28,910	20,281	0.5%	(5)(14)
								28,910	20,281	0.5%
Legility, LLC	Professional Services	First Lien Term Loan	2/25/2020	7.00% (6ML+ 6.00%)	1.00	12/17/2025	18,963	18,661	18,963	0.5%	(3)(8)(10)
		First Lien Term Loan	2/25/2020	7.00% (1ML+ 6.00%)	1.00	12/17/2025	387	381	387	—%	(3)(8)(10)
								19,042	19,350	0.5%
LGC US FINCO, LLC	Machinery	First Lien Term Loan	1/17/2020	8.50% (1ML+ 7.50%)	1.00	12/20/2025	29,100	28,422	28,049	0.7%	(3)(8)(10)
								28,422	28,049	0.7%
Maverick Healthcare Equity, LLC	Health Care Providers & Services	Preferred Units (1,250,000 units)	10/31/2007		—	N/A	—	—	—	—%	(16)
		Class A Common Units (1,250,000 units)	10/31/2007		—	N/A	—	—	—	—%	(16)
								—	—	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2021
(in thousands, except share data)

							June 30, 2021
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Medusind Acquisition, Inc. (19)	Health Care Providers & Services	First Lien Term Loan	9/30/2019	9.00% (3ML+ 8.00%)	1.00	4/8/2024	$24,136	$23,906	$24,136	0.6%	(3)(10)
								23,906	24,136	0.6%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note	4/17/2013	Residual Interest, current yield 5.79%	—	10/15/2030	43,650	28,800	16,135	0.4%	(5)(14)
								28,800	16,135	0.4%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 14.82%	—	7/15/2031	47,830	28,628	26,301	0.7%	(5)(14)
								28,628	26,301	0.7%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 10.32%	—	7/19/2030	42,064	32,164	25,683	0.7%	(5)(14)
								32,164	25,683	0.7%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note	8/12/2015	Residual Interest, current yield 16.44%	—	4/16/2031	46,016	24,976	18,289	0.5%	(5)(14)
								24,976	18,289	0.5%
OneTouchPoint Corp	Professional Services	Senior Secured Term Loan	2/19/2021	9.00% (3ML+ 8.00%)	1.00	2/19/2026	40,298	40,298	40,298	1.0%	(3)(10)
								40,298	40,298	1.0%
Orva Buyer, LLC	Specialty Retail	Senior Secured Term Loan	12/23/2020	9.50% (1ML+ 7.50%)	2.00	12/23/2025	40,095	40,095	40,095	1.0%	(3)(10)
								40,095	40,095	1.0%
Pearl Intermediate Parent LLC	Health Care Providers & Services	Second Lien Term Loan	2/1/2018	6.35% (1ML+ 6.25%)	—	2/15/2026	5,000	4,985	5,000	0.1%	(3)(8)(10)
								4,985	5,000	0.1%
PeopleConnect Holdings, LLC (11)	Interactive Media & Services	Revolving Line of Credit - $8,918 Commitment	1/22/2020	10.00% (1ML+ 8.25%)	1.75	1/22/2025	—	—	—	—%	(10)(15)
		Senior Secured Term Loan	1/22/2020	10.00% (3ML+ 8.25%)	1.75	1/22/2025	180,127	180,127	180,127	4.6%	(3)(10)
								180,127	180,127	4.6%
PlayPower, Inc.	Leisure Products	First Lien Term Loan	5/7/2019	5.65% (3ML+ 5.50%)	—	5/10/2026	5,906	5,860	5,906	0.1%	(3)(8)(10)
								5,860	5,906	0.1%
Redstone Holdco 2 LP (49)	IT Services	Delayed Draw Term Loan - $18,200 Commitment	4/16/2021	8.50% (3ML+ 7.75%)	0.75	4/27/2029	—	—	—	—%	(8)(10)(15)
		Second Lien Term Loan	4/16/2021	8.50% (3ML+ 7.75%)	0.75	4/27/2029	31,778	31,233	31,490	0.8%	(3)(8)(10)
								31,233	31,490	0.8%
Research Now Group, Inc. & Survey Sampling International LLC	Professional Services	First Lien Term Loan	12/8/2017	6.50% (6ML+ 5.50%)	1.00	12/20/2024	9,650	9,383	9,650	0.2%	(3)(8)(10)
		Second Lien Term Loan	12/8/2017	10.50% (6ML+ 9.50%)	1.00	12/20/2025	50,000	48,057	50,000	1.3%	(3)(8)(10)
								57,440	59,650	1.5%
Rising Tide Holdings, Inc.	Diversified Consumer Services	Second Lien Term Loan	5/26/2021	9.00% (1ML+ 8.25%)	0.75	6/1/2029	23,000	22,659	22,711	0.6%	(8)(10)
								22,659	22,711	0.6%
RME Group Holding Company	Media	Senior Secured Term Loan A	5/4/2017	8.00% (3ML+ 7.00%)	1.00	5/4/2022	26,896	26,896	26,896	0.7%	(3)(10)
		Senior Secured Term Loan B	5/4/2017	13.00% (3ML+ 12.00%)	1.00	5/4/2022	22,099	22,099	22,073	0.6%	(3)(10)
								48,995	48,969	1.3%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note	4/11/2014	Residual Interest, current yield 9.08%	—	4/21/2031	27,725	22,883	15,346	0.4%	(5)(14)
								22,883	15,346	0.4%
Rosa Mexicano	Hotels, Restaurants & Leisure	Revolving Line of Credit - $500 Commitment	3/29/2018	8.75% (3ML+ 7.50%)	1.25	3/29/2023	524	524	505	—%	(10)(15)(39)
		Senior Secured Term Loan	3/29/2018	8.75% (3ML+ 7.50%)	1.25	3/29/2023	23,978	23,978	23,119	0.6%	(10)(39)
								24,502	23,624	0.6%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2021
(in thousands, except share data)

							June 30, 2021
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Securus Technologies Holdings, Inc.	Communications Equipment	First Lien Term Loan	8/2/2019	5.50% (3ML+ 4.50%)	1.00	11/1/2024	$9,797	$9,151	$9,556	0.2%	(8)(10)
		Second Lien Term Loan	6/20/2017	9.25% (3ML+ 8.25%)	1.00	11/1/2025	50,662	50,558	49,325	1.3%	(3)(8)(10)
								59,709	58,881	1.5%
SEOTownCenter, Inc.	IT Services	Senior Secured Term Loan A	4/10/2018	9.50% (3ML+ 7.50%)	2.00	4/7/2023	24,104	24,104	24,104	0.6%	(3)(10)
		Senior Secured Term Loan B	4/10/2018	14.50% (3ML+ 12.50%)	2.00	4/7/2023	19,027	19,027	19,027	0.5%	(3)(10)
								43,131	43,131	1.1%
Shearer’s Foods, LLC	Food Products	Second Lien Term Loan	9/15/2020	8.75% (1ML+ 7.75%)	1.00	9/23/2028	5,000	4,909	5,000	0.1%	(3)(8)(10)
								4,909	5,000	0.1%
Shutterfly, LLC	Internet & Direct Marketing Retail	First Lien Term Loan	11/14/2019	7.00% (1ML+ 6.00%)	1.00	9/25/2026	16,019	14,582	16,019	0.4%	(3)(8)(10)(47)
								14,582	16,019	0.4%
Sorenson Communications, LLC	Diversified Telecommunication Services	First Lien Term Loan	3/12/2021	6.25% (3ML+ 5.50%)	0.75	3/17/2026	17,550	17,379	17,550	0.4%	(3)(8)(10)
								17,379	17,550	0.4%
Southern Veterinary Partners	Health Care Providers & Services	Second Lien Term Loan	10/2/2020	8.75% (6ML+ 7.75%)	1.00	10/5/2028	8,000	7,927	8,000	0.2%	(3)(8)(10)
								7,927	8,000	0.2%
Spectrum Holdings III Corp	Health Care Equipment & Supplies	Second Lien Term Loan	1/26/2018	8.00% (6ML+ 7.00%)	1.00	1/31/2026	7,500	7,478	6,721	0.2%	(3)(8)(10)
								7,478	6,721	0.2%
Staples, Inc.	Distributors	First Lien Term Loan	11/18/2019	5.18% (3ML+ 5.00%)	—	4/16/2026	8,864	8,797	8,687	0.2%	(3)(8)(10)(47)
								8,797	8,687	0.2%
Strategic Materials	Household Durables	Second Lien Term Loan	10/27/2017	8.75% (3ML+ 7.75%)	1.00	11/1/2025	7,000	6,962	5,629	0.1%	(3)(8)(10)
								6,962	5,629	0.1%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interests	12/4/2006		—	N/A	—	—	—	—%	(13)(16)
								—	—	—%
Sudbury Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	11/14/2013	Residual Interest, current yield 0.00%	—	1/19/2026	28,200	13,875	6,868	0.2%	(5)(14)(17)
								13,875	6,868	0.2%
Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note	5/6/2014	Residual Interest, current yield 0.00%	—	7/14/2026	49,249	26,645	15,846	0.4%	(5)(14)(17)
								26,645	15,846	0.4%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note	10/17/2014	Residual Interest, current yield 11.95%	—	1/19/2032	63,830	45,451	27,674	0.7%	(5)(14)
								45,451	27,674	0.7%
The Octave Music Group, Inc.	Entertainment	First Lien Term Loan	2/26/2020	6.25% (1ML+ 5.25%) plus 0.75% PIK	1.00	5/29/2025	37,897	37,604	37,897	1.0%	(3)(8)(10)(39)
								37,604	37,897	1.0%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	1/26/2018	10.00% (3ML+ 8.50%)	1.50	1/26/2023	160,145	160,145	160,145	4.1%	(3)(10)
								160,145	160,145	4.1%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2021
(in thousands, except share data)

							June 30, 2021
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	10.00% (3ML+ 9.00%) plus 1.50% PIK	1.00	11/30/2025	$28,967	$28,967	$28,967	0.7%	(3)(10)(39)
								28,967	28,967	0.7%
Transplace Holdings, Inc.	Transportation Infrastructure	Second Lien Term Loan	10/2/2017	9.75% (6ML+ 8.75%)	1.00	10/6/2025	30,900	30,384	30,900	0.8%	(3)(8)(10)
								30,384	30,900	0.8%
United Sporting Companies, Inc. (18)	Distributors	Second Lien Term Loan	9/28/2012	13.25% (1ML+ 11.00%) plus 2.00% PIK	2.25	11/16/2019	144,692	103,730	6,936	0.2%	(9)(10)
								103,730	6,936	0.2%
Universal Fiber Systems, LLC	Textiles, Apparel & Luxury Goods	Second Lien Term Loan	10/2/2015	10.50% (1ML+ 9.50%)	1.00	10/2/2022	37,000	36,868	36,515	0.9%	(3)(8)(10)
								36,868	36,515	0.9%
Upstream Newco, Inc.	Health Care Providers & Services	First Lien Term Loan	11/20/2019	4.60% (1ML+ 4.50%)	—	11/20/2026	8,147	8,114	8,147	0.2%	(3)(8)(10)
		Second Lien Term Loan	11/20/2019	8.60% (1ML+ 8.50%)	—	11/20/2027	22,000	21,835	22,000	0.6%	(3)(8)(10)
								29,949	30,147	0.8%
USG Intermediate, LLC	Leisure Products	Revolving Line of Credit - $3,000 Commitment	4/15/2015	10.25% (1ML+ 9.25%)	1.00	8/24/2024	1,000	1,000	1,000	—%	(10)(15)
		Senior Secured Term Loan B	4/15/2015	12.75% (1ML+ 11.75%)	1.00	8/24/2024	13,381	13,381	13,381	0.3%	(3)(10)
		Equity	4/15/2015		—	N/A	—	1	—	—%	(16)
								14,382	14,381	0.3%
Venio LLC (48)	Professional Services	First Lien Term Loan	2/19/2014	4.00% plus 10.00% PIK (3ML + 7.50%)	2.50	2/19/2020	15,235	15,235	12,760	0.3%	(10)(39)
								15,235	12,760	0.3%
Vision Solutions, Inc. (29)	IT Services	Second Lien Term Loan	4/23/2021	8.00% (3ML+ 7.25%)	0.75	4/23/2029	60,000	59,438	60,000	1.5%	(3)(8)(10)
								59,438	60,000	1.5%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 9.72%	—	10/15/2030	40,612	30,665	24,830	0.6%	(5)(14)
								30,665	24,830	0.6%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 8.31%	—	4/18/2031	40,772	30,555	18,151	0.5%	(5)(14)
								30,555	18,151	0.5%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2016	Residual Interest, current yield 11.32%	—	10/20/2031	28,100	25,390	20,221	0.5%	(5)(14)
								25,390	20,221	0.5%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note	6/13/2017	Residual Interest, current yield 13.22%	—	4/20/2034	44,884	49,537	42,859	1.1%	(5)(14)
								49,537	42,859	1.1%
VT Topco, Inc.	Commercial Services & Supplies	Second Lien Term Loan	8/14/2018	7.10% (1ML+ 7.00%)	—	8/17/2026	7,000	6,978	6,882	0.2%	(3)(8)(10)
								6,978	6,882	0.2%
Total Non-Control/Non-Affiliate Investments (Level 3)								$3,372,750	$2,925,327	74.2%

Total Portfolio Investments (Level 3)								$6,058,124	$6,201,778	157.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2021 (Unaudited) and June 30, 2021

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
(3)Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of the investments held by PCF at September 30, 2021 and June 30, 2021 were $1,860,102 and $1,797,733, respectively, representing 28.9% and 29.0% of our total investments, respectively.
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
(6)During the year ended June 30, 2020, we increased our investment in PGX Holdings, Inc. (“PGX”) through a new 1.5 Lien Term Loan in the aggregate principal amount of $1,981. Attached to the incremental term loan investment were shares of common stock representing an 11.4% equity interest in PGX. As a result, our investment in PGX was transferred from non-control/non-affiliate to affiliate classification as of June 30, 2020. On July 21, 2021, we funded total commitments of $202,931, comprised of a $49,000 first lien senior secured floating rate term loan and a $153,931 second lien senior secured floating rate term loan, to support the refinancing of PGX. In connection with the refinancing, our $47,773 first lien senior secured term loan, $18,164 1.5 lien senior secured term loan and $122,271 second lien senior secured term loan outstanding with PGX were fully repaid at par.
(7)Engine Group, Inc., EMX Digital, Inc. (f/k/a Clearstream.TV, Inc.), and Engine International, Inc., are joint borrowers on the senior secured and the second lien term loans.
(8)Syndicated investment which was originated by a financial institution and broadly distributed.
(9)Investment on non-accrual status as of the reporting date (See Note 2).
(10)Certain variable rate securities in our portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. The 1-Month LIBOR, or “1ML”, was 0.08% as of September 30, 2021 and 0.10% as of June 30, 2021. The 2-Month LIBOR, or “2ML”, was 0.11% as of September 30, 2021 and 0.13% as of June 30, 2021. The 3-Month LIBOR, or “3ML”, was 0.13% as of September 30, 2021 and 0.15    % as of June 30, 2021. The 6-Month LIBOR, or “6ML”, was 0.16% as of September 30, 2021 and 0.16% as of June 30, 2021. The 12-Month LIBOR, or “12ML”, was 0.24% as of September 30, 2021 and 0.25% as of June 30, 2021.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2021 (Unaudited) and June 30, 2021 (Continued)
(14)Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2021 and June 30, 2021, our qualifying assets, as a percentage of total assets, stood at 76.34% and 76.31%, respectively. We monitor the status of these assets on an ongoing basis.
(15)Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of September 30, 2021 and June 30, 2021, we had $41,564 and $67,385, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.
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
(19)Medusind Acquisition, Inc., Medusind Intermediate, Inc., Medusind Solutions Inc. and Medusind Inc. are joint borrowers.
(20)CP Holdings of Delaware LLC (“CP Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of CP Energy Services Inc. (“CP Energy”) as of September 30, 2021 and June 30, 2021. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $15,656 in senior secured term loans (the “Spartan Term Loans”) due to us as of September 30, 2021. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. In September 2020, we made a new $26,193 Series A preferred stock investment in Spartan Energy Holdings, Inc., which equates to 100% of the Series A non-voting non-convertible preferred stock outstanding. In September 2020, Spartan Energy Services, LLC fully repaid the $26,193 Senior Secured Term Loan B receivable to us at par. We recorded a realized gain of $2,832 in our Consolidated Statement of Operations for the quarter ended September 30, 2020 as a result of this transaction.
(21)Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 99.01% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of September 30, 2021 and June 30, 2021. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company.
(22)Redstone Holdco 2 LP is the parent borrower on the second lien term loan. Redstone Buyer, LLC, Redstone Intermediate (Archer) HoldCo LLC, Redstone Intermediate (FRI) HoldCo LLC, Redstone Intermediate (NetWitness) HoldCo, LLC, and Redstone Intermediate (SecurID) HoldCo, LLC are joint borrowers on the Second Lien Term Loan.
(23)First Tower Holdings of Delaware LLC (“First Tower Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC, the operating company as of September 30, 2021 and June 30, 2021. We report First Tower Finance as a separate controlled company. Effective March 17, 2021, the First Tower, LLC lenders were granted a first priority security interest in First Tower Finance’s assets and our investment became classified as a First Lien Term Loan. Effective June 30, 2021, we increased our investment in our first lien term loan in the aggregate principal amount of $50,000 and that proceeds were returned to us as a distribution on our equity investment in First Tower, LLC.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2021 (Unaudited) and June 30, 2021 (Continued)
(24)Energy Solutions Holdings Inc., a consolidated entity in which we own 100% of the equity, owns 100% of Freedom Marine Solutions, LLC (“Freedom Marine”), which owns Vessel Company, LLC, Vessel Company II, LLC and Vessel Company III, LLC. We report Freedom Marine as a separate controlled company.
(25)MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 100% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc. (“Mity-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. Our subordinated unsecured note issued and outstanding to Broda Canada is denominated in Canadian Dollars (“CAD”). As of September 30, 2021 and June 30, 2021, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder.
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
(27)Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 94.48% of Nationwide Loan Company LLC, the operating company, as of September 30, 2021 and June 30, 2021. We report Nationwide Loan Company LLC as a separate controlled company. Prospect has a first priority security interest in the assets of Nationwide.
(28)NMMB Holdings, Inc. (“NMMB Holdings”), a consolidated entity in which we own 100% of the equity, owns 95.17% and 94.82% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of September 30, 2021 and June 30, 2021, respectively. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.
(29)Vision Solutions, Inc. and Precisely Software Incorporate (f/k/a Syncsort Incorporated) are joint borrowers on the Second Lien Term Loan.
(30)Prospect owns 99.96% of the equity of USES Corp. as of September 30, 2021 and June 30, 2021.
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
(32)As of September 30, 2021 and June 30, 2021, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC (f/k/a Nixon Holdco, LLC), the parent company of Nixon, Inc.
(33)Prospect owns 9.19% of the equity in Targus Cayman HoldCo Limited (“Targus”), the parent company of Targus International LLC (“Targus International”), as of September 30, 2021 and June 30, 2021.
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
(35)As of September 30, 2021 and June 30, 2021, the residual profit interest includes both (i) 8.33% of New TLA and TLD residual profit and (ii) 100% of TLC residual profits, with both calculated quarterly in arrears.
(36)Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.97% ownership interest of Pacific World as of September 30, 2021 and June 30, 2021, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2021 (Unaudited) and June 30, 2021 (Continued)
(37)The following shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of September 30, 2021:

Industry	1st Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$80,510	$—	$—	$—	$—	$22,738	$103,248
Commercial Services & Supplies	115,791	—	—	—	7,200	27,349	150,340
Construction & Engineering	43,731	—	—	—	—	26,204	69,935
Consumer Finance	348,437	67,491	—	—	—	71,323	487,251
Diversified Consumer Services	—	—	—	—	—	2,378	2,378
Energy Equipment & Services	58,348	—	—	—	—	220,151	278,499
Equity Real Estate Investment Trusts (REITs)	636,591	—	—	—	—	210	636,801
Health Care Providers & Services	249,643	—	—	—	—	45,118	294,761
Machinery	28,622	—	—	—	—	6,866	35,488
Media	4,836	—	—	—	—	12,869	17,705
Online Lending	2,700	—	—	—	—	—	2,700
Personal Products	65,133	—	—	—	—	186,795	251,928
Trading Companies & Distributors	32,740	—	—	—	—	32,500	65,240
Structured Finance (A)	90,200	—	—	—	—	—	90,200
Total Control Investments	$1,757,282	$67,491	$—	$—	$7,200	$654,501	$2,486,474
Affiliate Investments
Commercial Services & Supplies	$3,680	$—	$—	$—	$—	$10,303	$13,983
Diversified Consumer Services	48,510	153,931	—	—	—	—	202,441
Textiles, Apparel & Luxury Goods	—	—	—	—	—	2,805	2,805
Total Affiliate Investments	$52,190	$153,931	$—	$—	$—	$13,108	$219,229
Non-Control/Non-Affiliate Investments
Auto Components	$18,253	$76,978	$—	$—	$—	$—	$95,231
Commercial Services & Supplies	9,701	98,349	—	—	—	—	108,050
Communications Equipment	9,167	50,560	—	—	—	—	59,727
Consumer Finance	72,878	—	—	—	—	—	72,878
Distributors	168,464	103,730	—	—	—	—	272,194
Diversified Consumer Services	—	22,669	—	—	—	—	22,669
Diversified Financial Services	30,165	—	—	—	—	—	30,165
Diversified Telecommunication Services	26,393	41,852	—	—	—	—	68,245
Entertainment	34,578	—	—	—	—	—	34,578
Food Products	—	66,379	—	—	—	—	66,379
Health Care Equipment & Supplies	—	7,480	—	—	—	—	7,480
Health Care Providers & Services	170,608	126,286	—	—	—	—	296,894
Hotels, Restaurants & Leisure	24,277	—	—	—	—	—	24,277
Household Durables	—	29,739	3,950	—	—	2,001	35,690
Household Products	21,124	—	—	—	—	—	21,124
Insurance	—	21,925	—	—	—	—	21,925
Interactive Media & Services	174,977	—	—	—	—	—	174,977
Internet & Direct Marketing Retail	60,295	—	—	—	—	—	60,295
IT Services	169,790	108,613	—	—	—	—	278,403
Leisure Products	31,701	—	—	—	—	1	31,702
Machinery	57,243	9,977	—	—	—	—	67,220
Media	57,347	—	—	—	—	26,991	84,338
Paper & Forest Products	4,429	11,437	—	—	—	—	15,866
Professional Services	82,824	48,166	—	—	—	—	130,990
Software	—	22,253	—	—	—	—	22,253
Technology Hardware, Storage & Peripherals	—	12,435	—	—	—	—	12,435
Textiles, Apparel & Luxury Goods	186,585	36,894	—	—	—	—	223,479
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2021 (Unaudited) and June 30, 2021 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Transportation Infrastructure	—	30,415	—	—	—	—	30,415
Structured Finance (A)	—	—	—	1,074,751	—	—	1,074,751
Total Non-Control/Non-Affiliate	$1,410,799	$926,137	$3,950	$1,074,751	$—	$28,993	$3,444,630
Total Portfolio Investment Cost	$3,220,271	$1,147,559	$3,950	$1,074,751	$7,200	$696,602	$6,150,333
The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of September 30, 2021:

Industry	1st Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Attributable to Common Stock
Control Investments
Aerospace & Defense	$80,510	$—	$—	$—	$—	$1,111	$81,621	2.1%
Commercial Services & Supplies	77,006	—	—	—	4,114	—	81,120	2.1%
Construction & Engineering	43,731	—	—	—	—	99,188	142,919	3.6%
Consumer Finance	348,437	69,893	—	—	—	328,922	747,252	19.0%
Diversified Consumer Services	—	—	—	—	—	3,833	3,833	0.1%
Energy Equipment & Services	58,348	—	—	—	—	25,484	83,832	2.1%
Equity Real Estate Investment Trusts (REITs)	636,591	—	—	—	—	510,105	1,146,696	29.0%
Health Care Providers & Services	249,643	—	—	—	—	201,701	451,344	11.4%
Machinery	28,622	—	—	—	—	23,938	52,560	1.3%
Media	4,836	—	—	—	—	58,890	63,726	1.6%
Online Lending	2,700	—	—	—	—	—	2,700	0.1%
Personal Products	65,133	—	—	—	—	5,637	70,770	1.8%
Trading Companies & Distributors	27,517	—	—	—	—	—	27,517	0.7%
Structured Finance (A)	90,200	—	—	—	—	—	90,200	2.3%
Total Control Investments	$1,713,274	$69,893	$—	$—	$4,114	$1,258,809	$3,046,090	77.2%
Fair Value % of Net Assets	43.4%	1.8%	—%	—%	0.1%	31.9%	77.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2021 (Unaudited) and June 30, 2021 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Attributable to Common Stock
Affiliate Investments
Commercial Services & Supplies	$3,680	$—	$—	$—	$—	$14,602	$18,282	0.5%
Diversified Consumer Services	48,510	153,931	—	—	—	127,036	329,477	8.3%
Textiles, Apparel & Luxury Goods	—	—	—	—	—	31,298	31,298	0.8%
Total Affiliate Investments	$52,190	$153,931	$—	$—	$—	$172,936	$379,057	9.6%
Fair Value % of Net Assets	1.3%	3.9%	—%	—%	—%	4.4%	9.6%
Non-Control/Non-Affiliate Investments
Auto Components	$18,544	$77,887	$—	$—	$—	$—	$96,431	2.5%
Commercial Services & Supplies	9,775	98,507	—	—	—	—	108,282	2.8%
Communications Equipment	9,614	50,048	—	—	—	—	59,662	1.5%
Consumer Finance	74,242	—	—	—	—	—	74,242	1.9%
Distributors	168,180	6,912	—	—	—	—	175,092	4.4%
Diversified Consumer Services	—	23,000	—	—	—	—	23,000	0.6%
Diversified Financial Services	30,165	—	—	—	—	—	30,165	0.8%
Diversified Telecommunication Services	26,828	42,670	—	—	—	—	69,498	1.8%
Entertainment	34,851	—	—	—	—	—	34,851	0.9%
Food Products	—	66,948	—	—	—	—	66,948	1.7%
Health Care Equipment & Supplies	—	6,970	—	—	—	—	6,970	0.2%
Health Care Providers & Services	170,697	126,950	—	—	—	—	297,647	7.5%
Hotels, Restaurants & Leisure	23,730	—	—	—	—	—	23,730	0.6%
Household Durables	—	28,546	3,940	—	—	6,025	38,511	1.0%
Household Products	21,124	—	—	—	—	—	21,124	0.5%
Insurance	—	22,280	—	—	—	—	22,280	0.6%
Interactive Media & Services	174,977	—	—	—	—	—	174,977	4.4%
Internet & Direct Marketing Retail	60,398	—	—	—	—	—	60,398	1.5%
IT Services	169,790	109,647	—	—	—	—	279,437	7.1%
Leisure Products	31,564	—	—	—	—	—	31,564	0.8%
Machinery	57,883	10,000	—	—	—	—	67,883	1.7%
Media	56,791	—	—	—	—	178	56,969	1.4%
Paper & Forest Products	4,452	11,283	—	—	—	—	15,735	0.4%
Professional Services	81,120	50,000	—	—	—	—	131,120	3.4%
Software	—	22,500	—	—	—	—	22,500	0.6%
Technology Hardware, Storage & Peripherals	—	12,500	—	—	—	—	12,500	0.3%
Textiles, Apparel & Luxury Goods	186,585	35,790	—	—	—	—	222,375	5.6%
Transportation Infrastructure	—	30,900	—	—	—	—	30,900	0.8%
Structured Finance (A)	—	—	—	750,769	—	—	750,769	19.0%
Total Non-Control/Non-Affiliate	$1,411,310	$833,338	$3,940	$750,769	$—	$6,203	$3,005,560	76.3%
Fair Value % of Net Assets	35.8%	21.1%	0.1%	19.0%	—%	0.2%	76.3%
Total Portfolio	$3,176,774	$1,057,162	$3,940	$750,769	$4,114	$1,437,948	$6,430,707	163.1%
Fair Value % of Net Assets	80.5%	26.8%	0.1%	19.0%	0.1%	36.5%	163.1%
(A) Our SSN investments do not have industry concentrations and as such have been separated in the tables above.
(B) Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.
(38)The following table shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of June 30, 2021:

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$75,406	$—	$—	$—	$—	$—	$22,738	$98,144
Commercial Services & Supplies	114,184	—	—	—	—	7,200	27,349	148,733
Construction & Engineering	43,731	—	—	—	—	—	26,204	69,935
Consumer Finance	344,968	—	65,599	—	—	—	71,323	481,890
Diversified Consumer Services	—	—	—	—	—	—	2,378	2,378
Energy Equipment & Services	57,078	—	—	—	—	—	220,149	277,227
Equity Real Estate Investment Trusts (REITs)	656,701	—	—	—	—	—	210	656,911
Health Care Providers & Services	237,571	—	—	—	—	—	45,118	282,689
Machinery	28,622	—	—	—	—	—	6,866	35,488
Media	4,874	—	—	—	—	—	12,869	17,743
Online Lending	6,600	—	—	—	—	—	—	6,600
Personal Products	62,450	—	—	—	—	—	186,795	249,245
Trading Companies & Distributors	32,748	—	—	—	—	—	32,500	65,248
Structured Finance (A)	90,200	—	—	—	—	—	—	90,200
Total Control Investments	$1,755,133	$—	$65,599	$—	$—	$7,200	$654,499	$2,482,431
Affiliate Investments
Commercial Services & Supplies	$3,680	$—	$—	$—	$—	$—	$10,302	$13,982
Diversified Consumer Services	45,720	18,164	122,272	—	—	—	—	186,156
Textiles, Apparel & Luxury Goods	—	—	—	—	—	—	2,805	2,805
Total Affiliate Investments	$49,400	$18,164	$122,272	$—	$—	$—	$13,107	$202,943
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$—	$12,500	$—	$—	$—	$—	$12,500
Auto Components	18,307	—	57,016	—	—	—	—	75,323
Chemicals	28,745	—	—	—	—	—	—	28,745
Commercial Services & Supplies	9,718	—	85,184	—	—	—	—	94,902
Communications Equipment	9,151	—	50,558	—	—	—	—	59,709
Consumer Finance	37,429	—	12,525	—	—	—	—	49,954
Distributors	168,942	—	103,730	—	—	—	—	272,672
Diversified Consumer Services	—	—	22,659	—	—	—	—	22,659
Diversified Financial Services	30,165	—	—	—	—	—	—	30,165
Diversified Telecommunication Services	26,818	—	39,515	—	—	—	—	66,333
Entertainment	40,585	—	—	—	—	—	—	40,585
Food Products	—	—	61,409	—	—	—	—	61,409
Health Care Equipment & Supplies	—	—	7,478	—	—	—	—	7,478
Health Care Providers & Services	179,401	—	121,279	—	—	—	—	300,680
Hotels, Restaurants & Leisure	24,502	—	—	—	—	—	—	24,502
Household Durables	—	—	6,962	3,950	—	—	2,001	12,913
Household Products	21,186	—	—	—	—	—	—	21,186
Insurance	—	—	21,911	—	—	—	—	21,911
Interactive Media & Services	180,127	—	—	—	—	—	—	180,127
Internet & Direct Marketing Retail	54,677	—	—	—	—	—	—	54,677
IT Services	170,228	—	90,671	—	—	—	—	260,899
Leisure Products	20,241	—	—	—	—	—	1	20,242
Machinery	57,389	—	4,976	—	—	—	—	62,365
Media	61,224	—	—	—	—	—	26,991	88,215
Paper & Forest Products	4,418	—	11,429	—	—	—	—	15,847
Professional Services	83,958	—	48,057	—	—	—	—	132,015
Software	—	—	22,240	—	—	—	—	22,240
Technology Hardware, Storage & Peripherals	—	—	12,431	—	—	—	—	12,431
Textiles, Apparel & Luxury Goods	162,639	—	36,868	—	—	—	—	199,507
Transportation Infrastructure	—	—	30,384	—	—	—	—	30,384
Structured Finance	—	—	—	—	1,090,175	—	—	1,090,175
Total Non-Control/Non-Affiliate	$1,389,850	$—	$859,782	$3,950	$1,090,175	$—	$28,993	$3,372,750
Total Portfolio Investment Cost	$3,194,383	$18,164	$1,047,653	$3,950	$1,090,175	$7,200	$696,599	$6,058,124
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2021 (Unaudited) and June 30, 2021 (Continued)

The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of June 30, 2021:

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Control Investments
Aerospace & Defense	$75,406	$—	$—	$—	$—	$—	$8,834	$84,240	2.1%
Commercial Services & Supplies	79,780	—	—	—	—	3,715	—	83,495	2.1%
Construction & Engineering	43,731	—	—	—	—	—	105,964	149,695	3.8%
Consumer Finance	344,968	—	68,137	—	—	—	305,267	718,372	18.2%
Diversified Consumer Services	—	—	—	—	—	—	3,833	3,833	0.1%
Energy Equipment & Services	57,078	—	—	—	—	—	26,126	83,204	2.1%
Equity Real Estate Investment Trusts (REITs)	656,701	—	—	—	—	—	436,254	1,092,955	27.6%
Health Care Providers & Services	237,571	—	—	—	—	—	174,768	412,339	10.5%
Machinery	28,622	—	—	—	—	—	21,071	49,693	1.3%
Media	4,874	—	—	—	—	—	42,014	46,888	1.2%
Online Lending	6,600	—	—	—	—	—	—	6,600	0.2%
Personal Products	62,450	—	—	—	—	—	8,647	71,097	1.8%
Trading Companies & Distributors	27,106	—	—	—	—	—	—	27,106	0.7%
Structured Finance (A)	90,200	—	—	—	—	—	—	90,200	2.3%
Total Control Investments	$1,715,087	$—	$68,137	$—	$—	$3,715	$1,132,778	$2,919,717	74.0%
Fair Value % of Net Assets	43.5%	—%	1.7%	—%	—%	0.1%	28.7%	74.0%
Affiliate Investments
Commerical Sevices & Supplies	$3,680	$—	$—	$—	$—	$—	$13,760	$17,440	0.4%
Diversified Consumer Services	47,746	18,164	122,272	—	—	—	124,907	313,089	7.9%
Textiles, Apparel & Luxury Goods	—	—	—	—	—	—	26,205	26,205	0.7%
Total Affiliate Investments	$51,426	$18,164	$122,272	$—	$—	$—	$164,872	$356,734	9.0%
Fair Value % of Net Assets	1.3%	0.5%	3.1%	—%	—%	—%	4.1%	9.0%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$—	$12,500	$—	$—	$—	$—	$12,500	0.3%
Auto Components	18,633	—	57,887	—	—	—	—	76,520	1.9%
Commercial Services & Supplies	9,800	—	85,382	—	—	—	—	95,182	2.4%
Communications Equipment	9,556	—	49,325	—	—	—	—	58,881	1.5%
Chemicals	28,863	—	—	—	—	—	—	28,863	0.7%
Consumer Finance	38,041	—	15,188	—	—	—	—	53,229	1.3%
Distributors	168,832	—	6,936	—	—	—	—	175,768	4.5%
Diversified Consumer Services	—	—	22,711	—	—	—	—	22,711	0.6%
Diversified Financial Services	30,165	—	—	—	—	—	—	30,165	0.8%
Diversified Telecommunication Services	27,278	—	40,170	—	—	—	—	67,448	1.7%
Entertainment	40,928	—	—	—	—	—	—	40,928	1.0%
Food Products	—	—	61,948	—	—	—	—	61,948	1.6%
Health Care Equipment & Supplies	—	—	6,721	—	—	—	—	6,721	0.2%
Health Care Providers & Services	179,768	—	122,000	—	—	—	—	301,768	7.6%
Hotels, Restaurants & Leisure	23,624	—	—	—	—	—	—	23,624	0.6%
Household Durables	—	—	5,629	3,950	—	—	5,824	15,403	0.4%
Household Products	21,186	—	—	—	—	—	—	21,186	0.5%
Insurance	—	—	22,280	—	—	—	—	22,280	0.6%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2021 (Unaudited) and June 30, 2021 (Continued)

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Interactive Media & Services	180,127	—	—	—	—	—	—	180,127	4.6%
Internet & Direct Marketing Retail	56,114	—	—	—	—	—	—	56,114	1.5%
IT Services	170,228	—	91,490	—	—	—	—	261,718	6.7%
Leisure Products	20,287	—	—	—	—	—	—	20,287	0.5%
Machinery	57,016	—	4,973	—	—	—	—	61,989	1.6%
Media	60,224	—	—	—	—	—	707	60,931	1.5%
Paper & Forest Products	4,468	—	11,347	—	—	—	—	15,815	0.4%
Professional Services	82,058	—	50,000	—	—	—	—	132,058	3.3%
Software	—	—	22,500	—	—	—	—	22,500	0.6%
Technology Hardware, Storage & Peripherals	—	—	12,500	—	—	—	—	12,500	0.3%
Textiles, Apparel & Luxury Goods	162,639	—	36,515	—	—	—	—	199,154	5.0%
Transportation Infrastructure	—	—	30,900	—	—	—	—	30,900	0.8%
Structured Finance	—	—	—	—	756,109	—	—	756,109	19.2%
Total Non-Control/Non-Affiliate	$1,389,835	$—	$768,902	$3,950	$756,109	$—	$6,531	$2,925,327	74.2%
Fair Value % of Net Assets	35.2%	—%	19.5%	0.1%	19.2%	—%	0.2%	74.2%
Total Portfolio	$3,156,348	$18,164	$959,311	$3,950	$756,109	$3,715	$1,304,181	$6,201,778	157.2%
Fair Value % of Net Assets	80.0%	0.5%	24.3%	0.1%	19.2%	0.1%	33.0%	157.2%
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2021 (Unaudited) and June 30, 2021 (Continued)

(39)The interest rate on these investments, excluding those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended September 30, 2021:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
CP Energy Services Inc. - Senior Secured Term Loan	12.00%	—%	12.00%	(A)
Credit Central Loan Company, LLC - Subordinated Term Loan	10.00%	—%	10.00%	(B)
Echelon Transportation, LLC - Senior Secured Term Loan	2.25%	—%	2.25%	(C)
Echelon Transportation, LLC - Senior Secured Term Loan	1.00%	—%	1.00%	(D)
First Tower Finance Company LLC - Senior Secured Term Loan	4.53%	7.47%	12.00%
InterDent, Inc. - Senior Secured Term Loan B	12.00%	—%	12.00%
MITY, Inc. - Senior Secured Note A	10.00%	—%	—%	(E)
MITY, Inc. - Senior Secured Note B	20.00%	—%	10.00%	(E)
National Property REIT Corp. - Senior Secured Term Loan A	—%	3.53%	3.53%
National Property REIT Corp. - Senior Secured Term Loan B	—%	5.50%	5.50%
National Property REIT Corp. - Senior Secured Term Loan C	—%	2.25%	2.25%
National Property REIT Corp. - Senior Secured Term Loan D	—%	2.50%	2.50%
Nationwide Loan Company LLC - Senior Subordinated Term Loan	—%	10.00%	10.00%
Pacific World Corporation - Senior Secured Term Loan A	6.25%	—%	6.25%
The Octave Music Group, Inc. (fka Touchtunes) - First Lien Term Loan	—%	0.75%	0.75%
TPS, LLC - First Lien Term Loan	1.50%	—%	1.50%
Valley Electric Co. of Mt. Vernon, Inc. - Senior Secured Note	—%	2.50%	2.50%
Valley Electric Company, Inc. - Senior Secured Note	—%	10.00%	10.00%
Venio LLC - First Lien Term Loan	1.00%	—%	1.00%
(A) On September 30, 2021, the CP Energy Thirteenth Amendment to Loan Agreement was amended to allow 100% of the September 30, 2021 interest accruing in cash to be payable in kind resulting in a current PIK rate capitalized of 12.00%.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2021 (Unaudited) and June 30, 2021 (Continued)
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended June 30, 2021:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Cinedigm DC Holdings, LLC - Senior Secured Term Loan	—%	2.50%	2.50%
CP Energy Services Inc. - Senior Secured Term Loan	12.00%	—%	12.00%	(A)
Credit Central Loan Company, LLC - Subordinated Term Loan	—%	10.00%	10.00%	(B)
Echelon Transportation, LLC - Senior Secured Term Loan	2.25%	—%	2.25%	(C)
Echelon Transportation, LLC - Senior Secured Term Loan	1.00%	—%	1.00%	(D)
First Tower Finance Company LLC - First Lien Term Loan	3.69%	8.31%	12.00%
InterDent, Inc. - Senior Secured Term Loan B	12.00%	—%	12.00%
MITY, Inc. - Senior Secured Note A	10.00%	—%	—%	(E)
MITY, Inc. - Senior Secured Note B	20.00%	—%	10.00%	(E)
National Property REIT Corp. - Senior Secured Term Loan A	—%	3.53%	3.53%
National Property REIT Corp. - Senior Secured Term Loan B	—%	5.50%	5.50%
National Property REIT Corp. - Senior Secured Term Loan C	—%	2.25%	2.25%
National Property REIT Corp. - Senior Secured Term Loan D	—%	2.50%	2.50%
Nationwide Loan Company LLC - Senior Secured Term Loan	—%	10.00%	10.00%
Pacific World Corporation - Senior Secured Term Loan A	6.25%	—%	6.25%
PGX Holdings, Inc. - Second Lien Term Loan	15.75%	—%	15.75%
PGX Holdings, Inc. - 1.5 Lien	14.50%	—%	14.50%
PGX Holdings, Inc. - First Lien Term Loan	4.25%	—%	4.25%
Rosa Mexicano - Revolving Line of Credit	4.50%	—%	4.50%	(F)
Rosa Mexicano - Senior Secured Term Loan	4.50%	—%	4.50%	(F)
The Octave Music Group, Inc. (fka Touchtunes) - First Lien Term Loan	—%	0.75%	0.75%
TPS, LLC - First Lien Term Loan	1.50%	—%	1.50%
Valley Electric Co. of Mt. Vernon, Inc. - Senior Secured Note	—%	2.50%	2.50%
Valley Electric Company, Inc. - Senior Secured Note	—%	10.00%	10.00%
Venio LLC - First Lien Term Loan	10.00%	—%	10.00%
(A) On June 29, 2021, the CP Energy Eleventh Amendment to Loan Agreement was amended to allow 100% of the June 30, 2021 interest accruing in cash to be payable in kind resulting in a current PIK rate capitalized of 12.00%.
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
(F) On September 30, 2020, the Rosa Mexicano Sixth Amendment to Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 4.50% after the end of the Delayed Incremental Required Equity Contribution Period. The option for the interest accruing in cash to be payable in kind expired on June 30, 2021.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2021 (Unaudited) and June 30, 2021 (Continued)
(40)As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the three months ended September 30, 2021 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2021	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at September 30, 2021	Interest income	Dividend income	Other income	Net realized gains (losses)
CP Energy Services Inc.	$44,621	$1,271	$—	$(643)	$45,249	$1,271	$—	$—	$—
CP Energy - Spartan Energy Services, LLC	26,866	—	—	—	26,866	360	—	6	—
Credit Central Loan Company, LLC	78,023	1,892	—	8,554	88,469	3,650	—	—	—
Echelon Transportation LLC	84,240	5,104	—	(7,723)	81,621	2,701	—	—	—
First Tower Finance Company LLC	592,356	3,777	(308)	15,403	611,228	18,338	—	7,234	—
Freedom Marine Solutions, LLC	11,717	—	—	—	11,717	—	—	—	—
InterDent, Inc.	412,339	12,196	(123)	26,932	451,344	6,328	—	—	—
Kickapoo Ranch Pet Resort	3,833	—	—	—	3,833	—	—	—	—
MITY, Inc.	49,680	1,607	—	399	51,686	1,757	—	—	3
National Property REIT Corp.	1,189,755	9,890	(33,900)	73,851	1,239,596	15,997	—	9,625	—
Nationwide Loan Company LLC	47,993	—	—	(438)	47,555	1,036	1,250	—	—
NMMB, Inc.	46,888	—	(38)	16,876	63,726	131	—	—	—
Pacific World Corporation	71,097	2,683	—	(3,010)	70,770	1,124	—	—	—
R-V Industries, Inc.	49,693	—	—	2,867	52,560	716	—	—	—
Universal Turbine Parts, LLC	27,106	—	(8)	419	27,517	593	—	—	—
USES Corp.	33,815	—	—	(4,381)	29,434	51	—	—	—
Valley Electric Company, Inc.	149,695	—	—	(6,776)	142,919	1,778	—	167	—
Total	$2,919,717	$38,420	$(34,377)	$122,330	$3,046,090	$55,831	$1,250	$17,032	$3
(A) Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, OID accretion and PIK interest, and any transfer of investments.
(B) Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.

(41)As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the three months ended September 30, 2021 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2021	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at September 30, 2021	Interest income	Dividend income	Other income	Net realized gains (losses)
Nixon, Inc.	—	—	—	—	—	—	—	—	—
PGX Holdings, Inc.	313,089	204,983	(188,698)	103	329,477	9,997	—	3,816	—
RGIS Services, LLC	17,440	1	—	841	18,282	80	—	—	—
Targus Cayman HoldCo Limited	26,205	—	—	5,093	31,298	—	—	—	—
Total	$356,734	$204,984	$(188,698)	$6,037	$379,057	$10,077	$—	$3,816	$—
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2021 (Unaudited) and June 30, 2021 (Continued)
(42)As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2021 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2020	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at June 30, 2021	Interest income	Dividend income	Other income	Net realized gains (losses)
CP Energy Services Inc.	$51,174	$4,678	$(1)	$(11,230)	$44,621	$4,680	$—	$—	$—
CP Energy - Spartan Energy Services, LLC	18,711	28,694	(23,361)	2,822	26,866	1,252	—	25	2,832
Credit Central Loan Company, LLC	75,685	9,493	(3,764)	(3,391)	78,023	14,139	—	—	—
Echelon Transportation LLC	85,627	9,935	—	(11,322)	84,240	9,765	—	—	—
First Tower Finance Company LLC	508,465	3,001	(5,362)	86,252	592,356	60,928	—	21,081	—
Freedom Marine Solutions, LLC	12,351	600	—	(1,234)	11,717	—	—	—	—
InterDent, Inc.	230,757	15,637	—	165,945	412,339	22,479	—	—	—
Kickapoo Ranch Pet Resort	3,286	—	—	547	3,833	—	—	—	—
MITY, Inc.	51,905	7,208	850	(10,283)	49,680	10,078	—	66	2
National Property REIT Corp.	878,733	225,742	(83,450)	168,730	1,189,755	57,296	—	39,924	—
Nationwide Loan Company LLC	37,238	173	384	10,198	47,993	4,105	2,381	405	—
NMMB, Inc.	33,668	—	(152)	13,372	46,888	528	—	—	—
Pacific World Corporation	59,907	2,542	—	8,648	71,097	4,317	—	—	—
R-V Industries, Inc.	38,565	—	—	11,128	49,693	2,862	—	—	—
Universal Turbine Parts, LLC	26,599	316	(518)	709	27,106	2,347	—	—	121
USES Corp.	17,325	2,000	—	14,490	33,815	102	—	—	—
Valley Electric Company, Inc.	129,296	—	1,061	19,338	149,695	7,105	2,261	666	—
Total	$2,259,292	$310,019	$(114,313)	$464,719	$2,919,717	$201,983	$4,642	$62,167	$2,955
(A) Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, PIK interest, and any transfer of investments.
(B) Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.
(43)As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2021 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2020	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at June 30, 2021	Interest income	Dividend income	Other income	Net realized gains (losses)
Edmentum Ultimate Holdings, LLC	$59,618	$9,278	$(63,425)	$(5,471)	$—	$8,955	$—	$33	$4,469
Nixon, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
PGX Holdings, Inc.	$106,711	$81,113	$(1,489)	$126,754	$313,089	$22,016	$—	$76	$—
RGIS Services, LLC	$—	$19,276	$(5,294)	$3,458	$17,440	$—	$378	$—	$—
Targus Cayman HoldCo Limited	$21,208	$—	$—	$4,997	$26,205	$—	$—	$—	$—
	187,537	109,667	(70,208)	129,738	356,734	30,971	378	109	4,469
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2021 (Unaudited) and June 30, 2021 (Continued)

(44)Acquisition date represents the date of PSEC's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at PSEC's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments) (See endnote 45 for NPRC equity follow-on acquisitions):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
8th Avenue Food & Provisions, Inc.	Second Lien Term Loan	11/17/2020, 9/17/2021	$7,051
ACE Cash Express, Inc.	Senior Secured Note	5/24/2019, 7/16/2019, 12/20/2019, 8/27/2020, 9/30/2020, 11/5/2020, 11/13/2020, 11/18/2020	18,105
Amerilife Group, LLC	Second Lien Term Loan	9/3/2020, 12/2/2020, 6/10/2021	12,060
Apidos CLO XI	Subordinated Structured Note	11/2/2016, 4/8/2021	7,559
Apidos CLO XII	Subordinated Structured Note	1/26/2018	4,070
Apidos CLO XV	Subordinated Structured Note	3/29/2018	6,480
Apidos CLO XXII	Subordinated Structured Note	2/24/2020	1,912
Atlantis Health Care Group (Puerto Rico), Inc.	Revolving Line of Credit	4/15/2013, 5/21/2013, 3/11/2014, 6/26/2017, 9/29/2017, 10/12/2017, 10/31/2017	7,500
Atlantis Health Care Group (Puerto Rico), Inc.	Senior Secured Term Loan	12/9/2016	42,000
Barings CLO 2018-III	Subordinated Structured Note	5/18/2018	9,255
Broder Bros., Co.	Senior Secured Note	1/29/2019, 2/28/2019, 9/10/2021, 9/30/2021	25,370
Brookside Mill CLO Ltd.	Subordinated Structured Note	1/29/2018	3,605
California Street CLO IX Ltd.	Subordinated Structured Note	9/6/2016, 10/17/2016	6,842
CCS-CMGC Holdings, Inc.	First Lien Term Loan	10/8/2019	4,692
CCS-CMGC Holdings, Inc.	Second Lien Term Loan	8/20/2019	1,993
Cent CLO 21 Limited	Subordinated Structured Note	7/12/2018	1,024
CIFC Funding 2014-IV-R, Ltd.	Subordinated Structured Note	10/12/2018	1,158
CP Energy Services Inc.	Senior Secured Term Loan A to Spartan Energy Services, LLC	4/9/2021	2,500
CP Energy Services Inc.	Common Stock	10/11/2013, 12/26/2013, 4/6/2018, 12/31/2019	69,586
Credit Central Loan Company, LLC	Class A Units	12/28/2012, 3/28/2014, 6/26/2014, 9/28/2016, 8/21/2019	11,975
Credit Central Loan Company, LLC	Subordinated Term Loan	6/26/2014, 9/28/2016	41,335
Curo Group Holdings Corp.	Second Lien Term Loan	7/31/2020, 10/6/2020, 10/8/2020, 10/19/2020, 11/12/2020, 11/18/2020, 11/20/2020	10,252
Curo Group Holdings Corp.	First Lien Term Loan	8/31/2021	5,006
Echelon Transportation, LLC	Membership Interest	3/31/2014, 9/30/2014, 12/9/2016	22,488
Echelon Transportation, LLC	Senior Secured Term Loan	11/14/2018, 7/9/2019, 5/5/2020, 10/9/2020, 1/21/2021, 3/18/2021	5,465
First Tower Finance Company LLC	Class A Units	12/30/2013, 6/24/2014, 12/15/2015, 11/21/2016, 3/9/2018	39,885
First Tower Finance Company LLC	Subordinated Term Loan to First Tower, LLC	12/15/2015, 3/9/2018	20,924
Freedom Marine Solutions, LLC	Membership Interest	10/1/2009, 12/22/2009, 1/13/2010, 3/30/2010, 5/13/2010, 2/14/2011, 4/28/2011, 7/7/2011, 10/20/2011, 10/30/2015, 1/7/2016, 4/11/2016, 8/11/2016, 1/30/2017, 4/20/2017, 6/13/2017, 8/30/2017, 1/17/2018, 2/15/2018, 5/8/2018, 10/31/2018, 5/14/2021	40,468
Galaxy XV CLO, Ltd.	Subordinated Structured Note	8/21/2015, 3/10/2017	9,161
Galaxy XXVII CLO, Ltd.	Subordinated Structured Note	6/11/2015	1,460
GEON Performance Solutions, LLC	Revolving Line of Credit	12/12/2019, 1/10/2020, 2/3/2020, 2/6/2020, 3/2/2020, 3/6/2020, 4/9/2020, 5/7/2020, 6/3/2020	3,796
Global Tel*Link Corporation	Second Lien Term Loan	4/10/2019, 8/22/2019, 9/20/2019, 9/14/2021, 9/17/2021	16,993
Help/Systems Holdings, Inc.	Second Lien Term Loan	5/10/2018, 3/11/2019, 11/22/2019, 5/11/2021	24,649
Interdent, Inc.	Senior Secured Term Loan A	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014, 7/14/2021	83,903
Interdent, Inc.	Senior Secured Term Loan B	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
Interventional Management Services, LLC	Revolving Line of Credit	2/25/2021	2,000
Jefferson Mill CLO Ltd.	Subordinated Structured Note	9/21/2018	2,047
K&N Parent, Inc.	Second Lien Term Loan	8/14/2018, 9/5/2018, 9/7/2018, 9/10/2018, 9/24/2018, 11/12/2020	13,111
Kickapoo Ranch Pet Resort	Membership Interest	10/21/2019, 12/4/2019	28
LCM XIV Ltd.	Subordinated Structured Note	9/25/2015, 5/18/2018	9,422
MITY, Inc.	Common Stock	6/23/2014	7,200
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2021 (Unaudited) and June 30, 2021 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
MITY, Inc.	Senior Secured Note A	1/17/2017, 3/23/2021	10,650
MITY, Inc.	Senior Secured Note B	1/17/2017, 6/3/2019	11,000
Nationwide Loan Company LLC	Class A Units	3/28/2014, 6/18/2014, 9/30/2014, 6/29/2015, 3/31/2016, 8/31/2016, 5/31/2017, 10/31/2017	20,469
Nationwide Loan Company LLC	Senior Subordinated Term Loan to Nationwide Acceptance LLC	12/28/2015, 8/31/2016	1,999
National Property REIT Corp.	Senior Secured Term Loan A	4/3/2020, 5/15/2020, 6/10/2020, 7/29/2020, 8/14/2020, 9/15/2020,10/15/2020, 10/30/2020, 11/10/2020, 11/13/2020, 11/19/2020, 12/11/2020, 1/27/2021, 2/25/2021, 3/11/2021, 5/14/2021, 6/14/2021, 6/25/2021, 8/16/2021	232,942
National Property REIT Corp.	Senior Secured Term Loan C	10/23/2019, 1/23/2020, 3/31/2020, 4/8/2020, 8/4/2020	101,200
NMMB, Inc.	Senior Secured Term Loan	12/30/2019	15,100
Octagon Investment Partners XV, Ltd.	Subordinated Structured Note	4/27/2015, 8/3/2015, 6/27/2017	10,516
Octagon Investment Partners 18-R Ltd.	Subordinated Structured Note	3/23/2018	8,908
Pacific World Corporation	Revolving Line of Credit	10/21/2014, 12/19/2014, 4/7/2015, 4/22/2015, 8/12/2016, 10/18/2016, 2/7/2017, 2/21/2017, 4/26/2017, 10/11/2017, 10/17/2017, 1/16/2018, 12/27/2018, 3/15/2019, 7/2/2019, 8/15/2019, 9/1/2021	38,825
Pacific World Corporation	Convertible Preferred Equity	4/3/2019, 4/29/2019, 6/3/2019, 10/4/2019, 11/12/2019, 12/20/2019, 1/7/2020, 3/5/2020	20,100
PeopleConnect Holdings, LLC	Revolving Line of Credit	1/31/2020	1,115
PGX Holdings, Inc.	First Lien Term Loan	12/1/2020,12/14/2020,12/23/2020, 12/26/2020, 3/5/2021, 4/23/2021, 4/27/2021, 5/4/2021, 6/28/2021	34,589
PGX Holdings, Inc.	1.5 Lien Loan	9/18/2020, 12/31/2020	14,362
PGX Holdings, Inc.	Second Lien Term Loan	12/23/2016, 12/28/2016	15,034
Redstone Holdco 2 LP	Second Lien Term Loan	9/10/2021	17,903
Romark WM-R Ltd.	Subordinated Structured Note	3/29/2018	5,125
Rosa Mexicano	Revolving Line of Credit	3/27/2020	500
R-V Industries, Inc.	Common Stock	12/27/2016	1,854
Securus Technologies Holdings, Inc.	Second Lien Term Loan	11/13/2017, 11/24/2017, 8/6/2018, 8/24/2018, 3/18/2019	22,750
SEOTownCenter, Inc.	Senior Secured Term Loan A	11/2/2018	3,000
SEOTownCenter, Inc.	Senior Secured Term Loan B	11/2/2018	2,000
Shutterfly, LLC	First Lien Term Loan	9/17/2021	3,969
Symphony CLO XV, Ltd.	Subordinated Structured Note	12/7/2018	2,655
Town & Country Holdings, Inc.	First Lien Term Loan	7/13/2018, 7/16/2018	105,000
Transplace Holdings, Inc.	Second Lien Term Loan	1/4/2018, 11/3/2020	6,131
United Sporting Companies, Inc.	Second Lien Term Loan	3/7/2013	58,650
Universal Turbine Parts, LLC	Delayed Draw Term Loan	10/24/2019, 2/7/2020, 2/26/2020, 4/5/2021	3,216
USES Corp.	Senior Secured Term Loan A	6/15/2016, 6/29/2016, 2/22/2017, 4/27/2017, 5/4/2017, 8/30/2017, 10/11/2017, 12/11/2018, 8/30/2019	14,100
USG Intermediate, LLC	Revolving Line of Credit	7/2/2015, 9/23/2015, 9/14/2017, 8/21/2019, 9/17/2020, 9/8/2021	9,200
USG Intermediate, LLC	Senior Secured Term Loan B	8/24/2017, 7/30/2021	12,975
Valley Electric Company, Inc.	Common Stock	12/31/2012, 6/24/2014	18,502
Valley Electric Company, Inc.	Senior Secured Note	6/30/2014, 8/31/2018	5,129
Vision Solutions, Inc.	Second Lien Term Loan	5/28/2021, 6/24/2021	39,631
Voya CLO 2014-1, Ltd.	Subordinated Structured Note	3/29/2018	3,943
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2021 (Unaudited) and June 30, 2021 (Continued)
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
(47)This investment represents a Level 2 security in the ASC 820 table as of September 30, 2021. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.
(48)During the year ended June 30, 2021, Venio, LLC repaid in full third-party first lien senior secured debt and, as a result of such repayment, our second lien secured term loan that was previously contractually subordinated to such third-party first lien senior secured debt was re-characterized to a first lien senior secured term loan. In December 2020, Venio, LLC completed the sale of a majority of its assets and we received $3,693 in proceeds, which was applied to the outstanding principal balance of our first lien term loan. As of September 30, 2021, $14,444 in aggregate principal remained outstanding. We expect to receive additional distributions from remaining assets and legal claims against a third party.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2021 (Unaudited) and June 30, 2021 (Continued)

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

On May 15, 2007, we formed a wholly owned subsidiary Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Our wholly owned subsidiary Prospect Small Business Lending, LLC (“PSBL”) was formed on January 27, 2014, and purchased small business whole loans from online small business loan originators, including On Deck Capital, Inc. (“OnDeck”). On September 30, 2014, we formed a wholly-owned subsidiary Prospect Yield Corporation, LLC (“PYC”) and effective October 23, 2014, PYC holds a portion of our collateralized loan obligations (“CLOs”), which we also refer to as subordinated structured notes (“SSNs”). Each of these subsidiaries have been consolidated since operations commenced.
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
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three months ended September 30, 2021.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of September 30, 2021 and June 30, 2021, our qualifying assets as a percentage of total assets, stood at 76.34% and 76.31%, respectively.
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
Investment Valuation
As a BDC, and in accordance with the 1940 Act, we fair value our investment portfolio on a quarterly basis, with any unrealized gains and losses reflected in net increase (decrease) in net assets resulting from operations on our Consolidated Statement of Operations. To value our investments, we follow the guidance of ASC 820, Fair Value Measurement (“ASC 820”), that defines fair value, establishes a framework for measuring fair value in conformity with GAAP, and requires disclosures about fair value measurements. In accordance with ASC 820, the fair value of our investments is defined as the price that we would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market in which that investment is transacted.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Convertible Notes
We have recorded the Convertible Notes at their contractual amounts. We have determined that the embedded conversion options in the Convertible Unsecured Notes are not required to be separately accounted for as a derivative under ASC 815, Derivatives and Hedging. See Note 5 for further discussion on our Convertible Notes outstanding.
Revenue Recognition
Realized gains or losses on the sale of investments are calculated using the specific identification method.
Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Original issue discounts and market discounts are capitalized and accreted into interest income over the respective terms of the applicable loans using the effective interest method or straight-line, as applicable, and adjusted only for material amendments or prepayments. Upon a prepayment of a loan, prepayment premiums, original issue discount, or market discounts are recorded as interest income.
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of September 30, 2021, approximately 0.5% of our total assets at fair value are in non-accrual status.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of September 30, 2021, we do not expect to have any excise tax due for the 2021 calendar year. Thus, we have not accrued any excise tax for this period.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2021, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2018 and thereafter remain subject to examination by the Internal Revenue Service.
Dividends and Distributions to Common Shareholders
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our future taxable earnings. Net realized capital gains, if any, are distributed at least annually.
Our distributions may exceed our earnings, and therefore, portions of the distributions that we make may be a return of the money originally invested and represent a return of capital distribution to shareholders for tax purposes.
Financing Costs
We record origination expenses related to our Revolving Credit Facility, and Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Unsecured Notes”) as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation for our Revolving Credit Facility and for our Prospect Capital InterNotes®. The effective interest method is used to amortize deferred financing costs for our remaining Unsecured Notes over the respective expected life or maturity. In the event that we modify or extinguish our debt before maturity, we follow the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Revolving Credit Facility, any unamortized deferred costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our Unsecured Notes, any unamortized deferred costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.
Unamortized deferred financing costs are presented as a direct deduction to the respective Unsecured Notes (see Notes 5, 6, and 7).
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

completed. As of September 30, 2021 and June 30, 2021, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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
We compute earnings per common share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Basic earnings per common share is calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per common share reflects the assumed conversion of dilutive securities.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended September 30, 2021.
In August 2020, FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adoption, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the impact, if any, of adopting this ASU on our consolidated financial statements and disclosures.
Note 3. Portfolio Investments
At September 30, 2021, we had investments in 124 long-term portfolio investments and CLOs, which had an amortized cost of $6,150,333 and a fair value of $6,430,707. At June 30, 2021, we had investments in 124 long-term portfolio investments and CLOs, which had an amortized cost of $6,058,124 and a fair value of $6,201,778.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $424,668 and $177,141 during the three months ended September 30, 2021 and September 30, 2020, respectively. Debt repayments and considerations from sales of equity securities of approximately $324,000 and $145,410 were received during the three months ended September 30, 2021 and September 30, 2020, respectively.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following table shows the composition of our investment portfolio as of September 30, 2021 and June 30, 2021:

	September 30, 2021		June 30, 2021
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$31,490	$31,479	$27,522	$27,503
Senior Secured Debt	3,188,781	3,145,295	3,166,861	3,128,845
Subordinated Secured Debt	1,151,509	1,061,102	1,069,767	981,425
Subordinated Unsecured Debt	7,200	4,114	7,200	3,715
Subordinated Structured Notes	1,074,751	750,769	1,090,175	756,109
Equity	696,602	1,437,948	696,599	1,304,181
Total Investments	$6,150,333	$6,430,707	$6,058,124	$6,201,778

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
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of September 30, 2021:

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$31,479	$31,479
Senior Secured Debt	—	64,447	3,080,848	3,145,295
Subordinated Secured Debt	—	—	1,061,102	1,061,102
Subordinated Unsecured Debt	—	—	4,114	4,114
Subordinated Structured Notes	—	—	750,769	750,769
Equity	—	—	1,437,948	1,437,948
Total Investments	$—	$64,447	$6,366,260	$6,430,707

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2021:

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$27,503	$27,503
Senior Secured Debt	—	24,706	3,104,139	3,128,845
Subordinated Secured Debt	—	15,188	966,237	981,425
Subordinated Unsecured Debt	—	—	3,715	3,715
Subordinated Structured Notes	—	—	756,109	756,109
Equity	—	—	1,304,181	1,304,181
Total Investments	$—	$39,894	$6,161,884	$6,201,778
The following tables show the aggregate changes in the fair value of our Level 3 investments during the three months ended September 30, 2021:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2021	$2,919,717	$356,734	$2,885,433	$6,161,884
Net realized gains on investments	3	—	—	3
Net change in unrealized gains	122,330	6,037	12,082	140,449
Net realized and unrealized gains	122,333	6,037	12,082	140,452
Purchases of portfolio investments	19,668	202,931	127,875	350,474
Payment-in-kind interest	18,615	27	148	18,790
Accretion (amortization) of discounts and premiums, net	137	2,026	(14,163)	(12,000)
Repayments and sales of portfolio investments	(34,380)	(188,698)	(70,262)	(293,340)
Fair value as of September 30, 2021	$3,046,090	$379,057	$2,941,113	$6,366,260

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2021	$27,503	$3,104,139	$966,237	$3,715	$756,109	$1,304,181	$6,161,884
Net realized gains on investments	—	—	—	3	—	—	3
Net change in unrealized gains (losses)	8	(4,403)	594	399	10,084	133,767	140,449
Net realized and unrealized gains (losses)	8	(4,403)	594	402	10,084	133,767	140,452
Purchases of portfolio investments	4,000	101,588	244,886	—	—	—	350,474
Payment-in-kind interest	—	17,037	1,753	—	—	—	18,790
Accretion (amortization) of discounts and premiums, net	—	2,856	568	—	(15,424)	—	(12,000)
Repayments and sales of portfolio investments	(32)	(140,369)	(152,936)	(3)	—	—	(293,340)
Fair value as of September 30, 2021	$31,479	$3,080,848	$1,061,102	$4,114	$750,769	$1,437,948	$6,366,260

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following tables show the aggregate changes in the fair value of our Level 3 investments during the three months ended September 30, 2020:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2020	$2,259,292	$187,537	$2,785,499	$5,232,328
Net realized gains on investments	2,832	—	—	2,832
Net change in unrealized gains	13,535	66,473	27,836	107,844
Net realized and unrealized gains	16,367	66,473	27,836	110,676
Purchases of portfolio investments	64,939	808	91,053	156,800
Payment-in-kind interest	13,660	5,694	987	20,341
Accretion of discounts and premiums, net	101	1,663	12,718	14,482
Repayments and sales of portfolio investments	(46,787)	—	(101,455)	(148,242)
Fair Value as of September 30, 2020	$2,307,572	$262,175	$2,816,638	$5,386,385

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2020	$36,944	$2,422,523	$1,269,398	$51,079	$708,961	$743,423	$5,232,328
Net realized gains on investments	—	2,832	—	—	—	—	2,832
Net change in unrealized gains (losses)(1)	35	60,684	16,380	(629)	9,692	21,682	107,844
Net realized and unrealized gains (losses)	35	63,516	16,380	(629)	9,692	21,682	110,676
Purchases of portfolio investments	2,000	115,998	12,607	—	—	26,195	156,800
Payment-in-kind interest	116	10,689	8,242	1,294	—	—	20,341
Accretion of discounts and premiums, net	—	507	451	1,663	11,861	—	14,482
Repayments and sales of portfolio investments	(777)	(132,401)	(14,918)	(145)	—	(1)	(148,242)
Transfers within Level 3	—	(45,117)	—	—	—	45,117	—
Fair Value as of September 30, 2020	$38,318	$2,435,715	$1,292,160	$53,262	$730,514	$836,416	$5,386,385
(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
For the three months ended September 30, 2021 and September 30, 2020, the net change in unrealized gains (losses) on the investments that use Level 3 inputs was $142,676 and $54,481 for investments still held as of September 30, 2021 and September 30, 2020, respectively.

Impact of the novel coronavirus (“COVID-19”) pandemic
On March 11, 2020, the World Health Organization declared the novel coronavirus (the "COVID-19") as a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. COVID-19 has had a devastating impact on the global economy, including the U.S. economy, and has resulted in a global economic recession.
The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the reintroduction of business shutdowns, cancellations of and restrictions on events and travel, significant reductions in demand for certain goods and services, reductions in and restrictions on business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states, counties and cities in the United States, have begun to lift the public health restrictions with a view to reopening their economies, recurring COVID-19 outbreaks due to the delta variant have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, any delays or pauses in vaccine distributions, or inability to achieve “herd immunity”, could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Further, the extent and strength of any economic recovery after the COVID-19 pandemic abates, including following any "second wave", “third wave” or other intensifying of the pandemic, is uncertain and subject to various factors and conditions. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession.
The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies and SSN investments. The COVID-19 pandemic continues to have a

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

particularly adverse impact on industries in which certain of our portfolio companies operate, including energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies and SSN investments after September 30, 2021, including for the reasons described herein. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.
As a BDC, we are required to carry our investments at fair value as determined in good faith by our Board of Directors. Depending on market conditions, we could incur substantial losses in future periods, which could have a material adverse impact on our business, financial condition, and results of operations.
Although it is difficult to predict the extent of the impact of the COVID-19 outbreak on the underlying CLO vehicles we invest in, CLO vehicles in which we invest may fail to satisfy certain financial covenants, including with respect to adequate collateralization and/or interest coverage tests. Such failure could cause the assets of the CLO vehicle to not receive full par credit for purposes of calculation of the CLO vehicle’s overcollateralization tests and as a consequence, may lead to a reduction in such CLO vehicle’s payments to us because holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO vehicle or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.
The COVID-19 pandemic has adversely impacted the fair value of some of our investments as of September 30, 2021, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the COVID-19 pandemic. As a result, our valuations at September 30, 2021 may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of some of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may incur net unrealized losses or may incur realized losses after September 30, 2021, which could have a material adverse effect on our business, financial condition and results of operations.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2021 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
Senior Secured Debt	$1,386,853	Discounted cash flow (Yield analysis)	Market yield	4.3% to 19.1%	9.2%
Senior Secured Debt	417,096	Enterprise value waterfall (Market approach)	EBITDA multiple	5.5x to 10.5x	9.4x
Senior Secured Debt	137,740	Enterprise value waterfall (Market approach)	Revenue multiple	0.7x to 1.3x	1.1x
Senior Secured Debt	80,510	Enterprise value waterfall (Discounted cash flow)	Discount rate	7.9% to 9.9%	8.9%
Senior Secured Debt	12,200	Asset recovery analysis	Recoverable amount	n/a	n/a
Senior Secured Debt (1)	2,700	Enterprise value waterfall	Loss-adjusted discount rate Projected loss rates	3.9% to 8.6% 0.0% to 2.3%	7.6% 0.1%
Senior Secured Debt (2)	90,200	Enterprise value waterfall	Discount rate (3)	6.7% to 12.3%	9.1%
Senior Secured Debt	328,177	Enterprise value waterfall (Market approach)	Tangible book value multiple Earnings multiple Discount rate	3.0x to 3.5x 6.0x to 7.0x 12.7% to 13.7%	3.3x 6.5x 13.2%
Senior Secured Debt	20,260	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.2x to 1.4x	1.3x
Senior Secured Debt	636,591	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.8% to 7.8%	5.8%
Subordinated Secured Debt	980,357	Discounted cash flow (Yield analysis)	Market yield	6.5% to 21.1%	10.8%
Subordinated Secured Debt	3,940	Enterprise value waterfall (Market approach)	Revenue multiple	0.4x to 0.5x	0.5x
Subordinated Secured Debt	69,893	Enterprise value waterfall (Market approach)	Tangible book value multiple Earnings multiple	2.3x to 2.7x 5.5x to 6.5x	2.5x 6.0x
Subordinated Secured Debt	6,912	Asset recovery analysis	Recoverable amount	n/a	n/a
Subordinated Unsecured Debt	4,114	Enterprise value waterfall (Market approach)	Revenue multiple	0.4x to 0.5x	0.5x
Subordinated Structured Notes	750,769	Discounted cash flow	Discount rate (3)	1.0% to 32.2%	20.4%
Preferred Equity	19,404	Enterprise value waterfall (Market approach)	Revenue multiple	0.8x to 1.6x	1.3x
Common Equity/Interests/Warrants	540,527	Enterprise value waterfall (Market approach)	EBITDA multiple	5.5x to 11.5x	9.0x
Common Equity/Interests/Warrants	20,627	Enterprise value waterfall (Market approach)	Revenue multiple	0.4x to 1.1x	0.8x
Common Equity/Interests/Warrants (1)	4,695	Enterprise value waterfall	Loss-adjusted discount rate Projected loss rates	3.9% to 8.6% 0.0% to 2.3%	7.6% 0.1%
Common Equity/Interests/Warrants (2)	20,277	Enterprise value waterfall	Discount rate (3)	6.7% to 12.3%	9.1%
Common Equity/Interests/Warrants (4)	40,428	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.8% to 7.8%	5.8%
Common Equity/Interests/Warrants	283,051	Enterprise value waterfall (Market approach)	Tangible book value multiple Earnings multiple Discount rate	3.0x to 3.5x 6.0x to 7.0x 12.7% to 13.7%	3.3x 6.5x 13.2%
Common Equity/Interests/Warrants	18,576	Enterprise value waterfall (Market approach)	Tangible book value multiple Earnings multiple	2.3x to 2.7x 5.5x to 6.5x	2.5x 6.0x
Common Equity/Interests/Warrants	27,295	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.2x to 1.4x	1.3x
Common Equity/Interests/Warrants	444,705	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.8% to 7.8%	5.8%
Common Equity/Interests/Warrants	6,646	Enterprise value waterfall (Discounted cash flow)	Discount rate	7.9% to 30.0%	19.8%
Common Equity/Interests/Warrants	11,717	Asset recovery analysis	Recoverable amount	21% to 26%	26%
Total Level 3 Investments	$6,366,260

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
(4)Represents Residual Profit Interests in Real Estate Investments.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2021 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
Senior Secured Debt	$1,403,795	Discounted cash flow (Yield analysis)	Market yield	4.4% to 19.5%	9.2%
Senior Secured Debt	436,000	Enterprise value waterfall (Market approach)	EBITDA multiple	5.5x to 11.5x	9.7x
Senior Secured Debt	105,212	Enterprise value waterfall (Market approach)	Revenue multiple	0.8x to 1.6x	1.3x
Senior Secured Debt	75,406	Enterprise value waterfall (Discounted cash flow)	Discount rate	7.7% to 9.7%	8.7%
Senior Secured Debt	12,760	Asset recovery analysis	Recoverable amount	n/a	n/a
Senior Secured Debt (1)	6,600	Enterprise value waterfall	Loss-adjusted discount rate	3.9% to 9.5%	7.8%
			Projected loss rates	0.0% to 2.4%	0.1%
Senior Secured Debt (2)	90,200	Enterprise value waterfall	Discount rate (3)	6.8% to 12.4%	9.2%
Senior Secured Debt	324,708	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.9x to 3.1x	3.0x
			Earnings multiple	6.5x to 7.5x	7.0x
			Discount rate	13.0% to 14.0%	13.5%
Senior Secured Debt	20,260	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.2x to 1.4x	1.3x
Senior Secured Debt	656,701	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.8% to 8.1%	5.9%
Subordinated Secured Debt	887,214	Discounted cash flow (Yield analysis)	Market yield	4.9% to 25.0%	10.1%
Subordinated Secured Debt	3,950	Enterprise value waterfall (Market approach)	Revenue multiple	0.4x to 0.5x	0.5x
Subordinated Secured Debt	68,137	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.2x to 2.6x	2.4x
			Earnings multiple	6.0x to 7.0x	6.5x
Subordinated Secured Debt	6,936	Asset recovery analysis	Recoverable amount	n/a	n/a
Subordinated Unsecured Debt	3,715	Enterprise value waterfall (Market approach)	EBITDA multiple	7.5x to 8.5x	8.0x
Subordinated Structured Notes	756,109	Discounted cash flow	Discount rate (3)	0.1% to 31.0%	21.8%
Preferred Equity	19,857	Enterprise value waterfall (Market approach)	Revenue multiple	0.8x to 1.4x	1.1x
Preferred Equity	3,199	Enterprise value waterfall (Market approach)	EBITDA multiple	7.1x to 9.1x	8.1x
Common Equity/Interests/Warrants	507,539	Enterprise value waterfall (Market approach)	EBITDA multiple	5.5x to 11.5x	9.1x
Common Equity/Interests/Warrants	5,824	Enterprise value waterfall (Market approach)	Revenue multiple	0.4x to 0.5x	0.5x
Common Equity/Interests/Warrants (1)	4,068	Enterprise value waterfall	Loss-adjusted discount rate	3.9% to 9.5%	7.8%
			Projected loss rates	0.0% to 2.4%	0.1%
Common Equity/Interests/Warrants (2)	18,108	Enterprise value waterfall	Discount rate (3)	6.8% to 12.4%	9.2%
Common Equity/Interests/Warrants	379,572	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.8% to 8.1%	5.9%
Common Equity/Interests/Warrants	267,648	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.9x to 3.1x	3.0x
			Earnings multiple	6.5x to 7.5x	7.0x
			Discount rate	13.0% to 14.0%	13.5%
Common Equity/Interests/Warrants	9,886	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.2x to 2.6x	2.4x
			Earnings multiple	6.0x to 7.0x	6.5x
Common Equity/Interests/Warrants	27,733	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.2x to 1.4x	1.3x
Common Equity/Interests/Warrants (4)	34,507	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.8% to 8.1%	5.9%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
Common Equity/Interests/Warrants	14,524	Enterprise value waterfall (Discounted cash flow)	Discount rate	7.7% to 30.0%	13.8%
Common Equity/Interests/Warrants	11,717	Asset recovery analysis	Recoverable amount	n/a	n/a
Total Level 3 Investments	$6,161,884

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
(4)Represents Residual Profit Interests in Real Estate Investments.
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
Legislation known as FATCA and regulations thereunder impose a withholding tax of 30% on payments of U.S. source interest and dividends, to certain non-U.S. entities, including certain non-U.S. financial institutions and investment funds, unless such non-U.S. entity complies with certain reporting requirements regarding its United States account holders and its United States owners. Most CLOs in which we invest will be treated as non-U.S. financial entities for this purpose, and therefore will be required to comply with these reporting requirements to avoid the 30% withholding. If a CLO in which we invest fails to properly comply with these reporting requirements, it could reduce the amounts available to distribute to residual interest and junior debt holders in such CLO vehicle, which could materially and adversely affect our operating results and cash flows.
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
During the three months ended September 30, 2021, the valuation methodology for Global Tel*Link Corporation (“Global Tel”) for the First Lien Term Loan changed to incorporate Markit quotes. As a result of a decrease in the quoted price of the First Lien Term Loan, the fair value of our investment in Global Tel First Lien Term Loan decreased to $9,728 as of September 30, 2021, a premium of $273 from its amortized cost, compared to the $289 unrealized appreciation recorded at June 30, 2021.

During the three months ended September 30, 2021, the valuation methodology for Transplace Holdings, Inc. (“Transplace”) changed to incorporate the take-out technique. As a result of tightened market spreads and the stability of the market, the fair value of our investment in Transplace remained at $30,900 as of September 30, 2021, a premium of $485 from its amortized cost, compared to the $516 unrealized appreciation recorded at June 30, 2021.

During the three months ended September 30, 2021, we received partial repayments of $33,900 of our loans previously outstanding with NPRC and provided $9,890 of debt financing to NPRC to provide working capital.

The online consumer loan investments held by certain of NPRC’s wholly owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 36 to 84 months. As of September 30, 2021, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 1,140 individual loans and residual interest in two securitizations, and had an aggregate fair value of $6,701. The average outstanding individual loan balance is approximately $4 and the loans mature on dates ranging from October 1, 2021 to April 19, 2025 with a weighted-average outstanding term of 16 months as of September 30, 2021. Fixed interest rates range from 6.0% to 36.0% with a weighted-average current interest rate of 20.3%. As of September 30, 2021, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $2,700.
As of September 30, 2021, based on outstanding principal balance, 20.7% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 40.2% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 39.1% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$987	$969	7.0% - 20.5%	12.3%
Prime	1,914	1,840	6.0% - 32.0%	18.1%
Near Prime	1,863	1,872	6.0% - 36.0%	26.8%
*Weighted by outstanding principal balance of the online consumer loans.

The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of September 30, 2021, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 37 investments with a fair value of $212,520 and face value of $221,942. The average outstanding note is approximately $5,998 with an expected maturity date ranging from April 2026 to April 2029 and weighted-average expected maturity of 6 years as of September 30, 2021. Coupons range from three-month LIBOR (“3ML”) plus 5.45% to 9.45% with a weighted-average coupon of 3ML + 7.16%. As of September 30, 2021, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $90,200.
As of September 30, 2021, based on outstanding notional balance, 24% of the portfolio was invested in Single - B rated tranches and 76% of the portfolio in BB rated tranches.
As of September 30, 2021, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $729,701 and a fair value of $1,239,596, including our investment in online consumer lending and rated secured structured notes as discussed above. The fair value of $1,146,696 related to NPRC’s real estate portfolio was comprised of fifty-one multi-family properties, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of September 30, 2021.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	13,493
3	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	10,878
4	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,240
5	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	23,620
6	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	16,783
7	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	13,476
8	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	18,410
9	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	12,952
10	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
11	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
12	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	83,694
13	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	15,277
14	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,443
15	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	29,461
16	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	16,764
17	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	16,998
18	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	24,309
19	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	18,909
20	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,531
21	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	25,715
22	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	43,045
23	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
24	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
25	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
26	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
27	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	51,063

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
28	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
29	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	14,679
30	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
31	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
32	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
33	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	54,680
34	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,974
35	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
36	Laurel Pointe Holdings, LLC	Forest Park, GA	5/9/2018	33,005	26,302
37	Bradford Ridge Holdings, LLC	Forest Park, GA	5/9/2018	12,500	9,963
38	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
39	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	39,525
40	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,374
41	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
42	Ashwood Ridge Holdings LLC	Jonesboro, GA	9/21/2018	9,600	7,300
43	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
44	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
45	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
46	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
47	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,793
48	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,545
49	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
50	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	27,590
51	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
52	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
53	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
54	NPRC Grayson LLC	Grayson, GA	12/14/2020	47,860	40,500
55	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
56	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
57	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000
58	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
59	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	38,175
60	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	16,950
61	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	31,050
62	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	33,825

				2,322,181	1,970,853
On September 28, 2020, Spartan Energy Services, LLC fully repaid the $26,193 Senior Secured Term Loan B receivable to us at par. We recorded a realized gain of $2,832 as a result of this transaction.
As of September 30, 2021, $3,523,871 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR floors ranging from 0.0% - 3.25%. As of September 30, 2021, $718,119 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 1.0% - 22.0%. As of June 30, 2021, $3,462,243 of our loans to portfolio companies, at fair value, bore interest at floating rates and have LIBOR floors ranging from 0.0% to 3.0%. As of June 30, 2021, $679,245 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 8.25% to 22.0%.
As of September 30, 2021 and June 30, 2021, the cost basis of our loans on non-accrual status amounted to $169,949 and $169,949, respectively, with fair value of $34,346 and $38,751, respectively. The fair values of these investments represent approximately 0.5% and 0.6% of our total assets at fair value as of September 30, 2021 and June 30, 2021, respectively.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of September 30, 2021 and June 30, 2021, we had $41,564 and $67,385, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of September 30, 2021 and June 30, 2021.
We have guaranteed $2,737 in standby letters of credit issued through a financial intermediary and $2,152 of equipment lease obligations on behalf of InterDent, Inc. (“InterDent”) as of September 30, 2021. Under these arrangements, we would be required to make payments to the financial intermediary or equipment lease provider, respectively, if InterDent was to default on their related payment obligations. As of September 30, 2021, we have not recorded a liability on the statement of assets and liabilities for these guarantees as the likelihood of default on the standby letters of credit or equipment lease is deemed to be remote.
Unconsolidated Significant Subsidiaries
Our investments are generally in small and mid-sized companies in a variety of industries. In accordance with Regulation S-X 3-09 and Regulation S-X 4-08(g), we must determine which of our unconsolidated controlled portfolio companies are considered “significant subsidiaries,” if any, as defined in Rule 1-02(w)(2) for BDC’s and closed end investment companies. Regulation S-X 3-09 requires separate audited financial statements of an unconsolidated subsidiary in an annual report. Regulation S-X 4-08(g) requires summarized financial information in an annual report.
Pursuant to Regulation S-X 10-01(b), Interim Financial Statements, summarized interim income statement information is required for an unconsolidated subsidiary within a quarterly report if the unconsolidated subsidiary would otherwise require separate audited financial statements within an annual report pursuant to Regulation S-X 3-09.
During the three months ended September 30, 2021, NPRC was deemed to be a significant subsidiary. The following table shows summarized income statement information for NPRC for the periods included in this quarterly report:

	Three Months Ended September 30,
Summary Statement of Operations	2021	2020
Total revenue	$94,370	$70,474
Operating expenses	46,153	34,554
Operating income	48,217	35,920
Interest expense	(51,732)	(41,588)
Depreciation and amortization	(29,165)	(16,356)
Fair value adjustment	2,132	506
Net loss	$(30,548)	$(21,518)

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

On September 9, 2019, we amended the 2018 Facility and closed an expanded revolving credit facility (the “2019 Facility”). The lenders had extended commitments of $1,077,500 as of March 31, 2021. The 2019 Facility included an accordion feature which allowed commitments to be increased up to $1,500,000 in the aggregate.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

On April 28, 2021, we amended the 2019 Facility and closed an expanded five year revolving credit facility (the “2021 Facility” and collectively with the 2014 Facility, the 2018 Facility, and the 2019 Facility, the “Revolving Credit Facility”). The lenders had extended commitments of $1,277,500 as of September 30, 2021. The 2021 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The Revolving Credit Facility matures on April 27, 2026. It includes a revolving period that extends through April 27, 2025, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due, if required by the lenders.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The Revolving Credit Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. The Revolving Credit Facility also requires the maintenance of a minimum liquidity requirement. As of September 30, 2021, we were in compliance with the applicable covenants.
Interest on borrowings under the 2021 Facility is one-month LIBOR plus 205 basis points. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 40 basis points if more than 60% of the credit facility is drawn, or 70 basis points if more than 35% and an amount less than or equal to 60% of the credit facility is drawn, or 150 basis points if an amount less than or equal to 35% of the credit facility is drawn. The 2021 Facility requires us to pledge assets as collateral in order to borrow under the credit facility.
For the three months ended September 30, 2021 and September 30, 2020, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Three Months Ended September 30,
	2021	2020
Average stated interest rate	2.14%	2.37%
Average outstanding balance	$436,780	$377,113
As of September 30, 2021 and June 30, 2021, we had $1,021,769 and $640,853, respectively, available to us for borrowing under the Revolving Credit Facility, net of $84,537 and $356,937 outstanding borrowings as of the respective balance sheet dates. As of September 30, 2021, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,871,007, which represents 28.9% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $1,277,500. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $15,978 of new fees and $7,509 were carried over from the previous facilities, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of September 30, 2021, $10,945 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended September 30, 2021 and September 30, 2020, we recorded $4,569 and $4,633, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

On March 16, 2021, we commenced a tender offer to purchase for cash up to $30,000 aggregate principal outstanding amount of the 2022 Notes at the purchase price of $102.00, plus accrued and unpaid interest (“2022 Notes March 2021 Tender Offer”). On April 13, 2021, $50 aggregate principal amount of the 2022 Notes, representing 0.05% of the previously outstanding 2022 Notes, were validly tendered and accepted. The 2022 Notes March 2021 Tender Offer resulted in our recognizing a loss of $1.
On August 26, 2021, we commenced a tender offer to purchase for cash up to $60,000 aggregate principal outstanding amount of the 2022 Notes at the purchase price of $102.50, plus accrued and unpaid interest (“2022 Notes August 2021 Tender Offer”). On September 24, 2021, $50,554 aggregate principal amount of the 2022 Notes, representing 45.52% of the previously outstanding 2022 Notes, were validly tendered and accepted. The 2022 Notes August 2021 Tender Offer resulted in our recognizing a loss of $1,584. As of September 30, 2021, the outstanding aggregate principal amount of the 2022 Notes is $60,501.
2025 Notes
On March 1, 2019, we issued $175,000 aggregate principal amount of senior convertible notes that mature on March 1, 2025 (the “2025 Notes”), unless previously converted or repurchased in accordance with their terms. We granted the underwriters a 13-day over-allotment option to purchase up to an additional $26,250 aggregate principal amount of the 2025 Notes. The underwriters fully exercised the over-allotment option on March 11, 2019 and we issued $26,250 aggregate principal amount of 2025 Notes at settlement on March 13, 2019. The 2025 Notes bear interest at a rate of 6.375% per year, payable semi-annually on March 1 and September 1 each year, beginning September 1, 2019. Total proceeds from the issuance of the 2025 Notes, net of underwriting discounts and offering costs, were $198,674.

On December 28, 2020, we commenced a tender offer to purchase for cash up to $20,000 aggregate principal amount of the 2025 Notes at the purchase price of $111.00, plus accrued and unpaid interest (“2025 Notes December 2020 Tender Offer”). On January 27, 2021, $20,000 aggregate principal amount of the 2025 Notes, representing 9.94% of the previously outstanding 2025 Notes, were validly tendered and accepted. The 2025 Notes December 2020 Tender Offer resulted in our recognizing a loss of $2,676 during the three months ended March 31, 2021. On February 16, 2021, we repurchased an additional $25,082 aggregate principal amount of the 2025 Notes, representing 13.84% of the previously outstanding 2025 Notes, at a price of $107.50, including commissions. As a result of this transaction, we recorded a loss of $2,466, in the amount of the difference between the reacquisition price and the net carrying amount of the 2025 Notes, net of the proportionate amount of unamortized debt issuance costs. As of September 30, 2021, the outstanding aggregate principal amount of the 2025 Notes is $156,168.

Certain key terms related to the convertible features for the 2022 Notes, and the 2025 Notes (collectively, the “Convertible Notes”) are listed below.

	2022 Notes	2025 Notes
Initial conversion rate(1)	100.2305	110.7420
Initial conversion price	$9.98	$9.03
Conversion rate at September 30, 2021(1)(2)	100.2305	110.7420
Conversion price at September 30, 2021(2)(3)	$9.98	$9.03
Last conversion price calculation date	4/11/2021	3/1/2021
Dividend threshold amount (per share)(4)	$0.083330	$0.060000
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Interest accrues from the date of the original issuance of the Convertible Notes or from the most recent date to which interest has been paid or duly provided. Upon conversion, the holder will receive a separate cash payment with respect to the notes surrendered for conversion representing accrued and unpaid interest to, but not including, the conversion date. Any such payment will be made on the settlement date applicable to the relevant conversion on the Convertible Notes. If a holder converts the Convertible Notes after a record date for an interest payment but prior to the corresponding interest payment date, the holder will receive shares of our common stock based on the conversion formula described above, a cash payment representing accrued and unpaid interest through the record date in the normal course and a separate cash payment representing accrued and unpaid interest from the record date to the conversion date.
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
In connection with the issuance of the Convertible Notes, we recorded a discount of $3,369 and debt issuance costs of $9,035 which are being amortized over the terms of the Convertible Notes. As of September 30, 2021, $1,905 of the original issue discount and $1,511 of the debt issuance costs remain to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended September 30, 2021 and September 30, 2020, we recorded $4,235 and $6,865, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
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
On November 17, 2020, we commenced a tender offer to purchase for cash up to $30,000 aggregate principal amount of the 2023 Notes at the purchase price of $105.00, plus accrued and unpaid interest (“2023 Notes November Tender Offer”). On December 15, 2020, $36,644 aggregate principal amount of the 2023 Notes were tendered, of which, $30,000 aggregate principal amount, representing 9.38% of the previously outstanding 2023 Notes, were validly accepted pursuant to the applicable 2023 Notes November Tender Offer (applying a proration factor of approximately 82.27%). The 2023 Notes November Tender Offer resulted in our recognizing a loss of $1,694 during the three months ended December 31, 2020.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

On March 9, 2021, we commenced a tender offer to purchase for cash any and all of the $290,000 aggregate principal amount of the 2023 Notes at the purchase price of $104.25, plus accrued and unpaid interest (“2023 Notes March 9, 2021 Tender Offer”). On March 15, 2021, $4,219 aggregate principal amount of the 2023 Notes were tendered, representing 1.45% of the previously outstanding 2023 Notes. On March 23, 2021, we commenced a tender offer to purchase for cash any and all of the $285,781 aggregate principal amount of the 2023 Notes at the purchase price of $104.20, plus accrued and unpaid interest (“2023 Notes March 23, 2021 Tender Offer”). On March 29, 2021, $726 aggregate principal amount of the 2023 Notes were tendered, representing 0.25% of the previously outstanding 2023 Notes. The 2023 Notes March 9, 2021 Tender Offer and the 2023 Notes March 23, 2021 Tender Offer resulted in our recognizing a loss of $234 during the three months ended March 31, 2021.
On April 7, 2021, we commenced a tender offer to purchase for cash up to $30,000 aggregate principal amount of the 2023 Notes at the purchase price of $104.15, plus accrued and unpaid interest (“2023 Notes April 2021 Tender Offer”). On May 4, 2021, $836 aggregate principal amount of the 2023 Notes were tendered, representing 0.29% of the previously outstanding 2023 Notes. The 2023 Notes April 2021 Tender Offer resulted in our recognizing a loss of $43 during the three months ended June 30, 2021. As of September 30, 2021, the outstanding aggregate principal amount of the 2023 Notes is $284,219.
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
On June 15, 2021, we redeemed $70,761 of the aggregate principal amount of the 2028 Notes. The transaction resulted in our recognizing a loss of $1,934 during the three months ended June 30, 2021. Following the redemption, none of the 2028 Notes remained outstanding.
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
On April 7, 2021, we commenced a tender offer to purchase for cash up to $30,000 aggregate principal amount of the 6.375% 2024 Notes at the purchase price of $107.50, plus accrued and unpaid interest (“6.375% 2024 Notes April 2021 Tender Offer”). On May 4, 2021, $226 aggregate principal amount of the 6.375% 2024 notes, representing 0.28% of the previously outstanding 6.375% 2024 Notes, were validly tendered and accepted. The 6.375% 2024 Notes April 2021 Tender Offer resulted in our recognizing a loss of $18 during the three months ended June 30, 2021. As of September 30, 2021, the outstanding aggregate principal amount of the 6.375% 2024 Notes is $81,389.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

2029 Notes
On December 5, 2018, we issued $50,000 aggregate principal amount of unsecured notes that mature on June 15, 2029 (the “2029 Notes”). The 2029 Notes bear interest at a rate of 6.875% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning March 15, 2019. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts and offering costs, were $48,057. On February 9, 2019, we entered into an ATM program with B. Riley FBR, Inc., BB&T Capital Markets, and Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2029 Notes (“2029 Notes ATM” or “2029 Notes Follow-on Program”). The 2029 Notes are listed on the NYSE and trade thereon under the ticker “PBC.” During the year ended June 30, 2019, we issued an additional $19,170 aggregate principal amount under the 2029 Notes ATM, for net proceeds of $18,523, after commissions and offering costs. As of September 30, 2021, the outstanding aggregate principal amount of the 2029 Notes is $69,170.
2026 Notes
On January 22, 2021, we issued $325,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Original 2026 Notes”). The Original 2026 Notes bear interest at a rate of 3.706% per year, payable semi-annually on July 22, and January 22 of each year, beginning on July 22, 2021. Total proceeds from the issuance of the 2026 Notes, net of underwriting discounts and offering costs, were $317,720. On February 19, 2021, we issued an additional $75,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Additional 2026 Notes”, and together with the Original 2026 Notes, the “2026 Notes”). The Additional 2026 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2026 Notes and bear interest at a rate of 3.706% per year, payable semi-annually on July 22 and January 22 of each year, beginning July 22, 2021. Total proceeds from the issuance of the Additional 2026 Notes, net of underwriting discounts and offering costs, were $74,061. As of September 30, 2021, the outstanding aggregate principal amount of the 2026 Notes is $400,000.
3.364% 2026 Notes
On May 27, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on November 15, 2026 (the “3.364% 2026 Notes”). The 3.364% 2026 Notes bear interest at a rate of 3.364% per year, payable semi-annually on November 15, and May 15 of each year, beginning on November 15, 2021. Total proceeds from the issuance of the 3.364% 2026 Notes, net of underwriting discounts and offering costs, were $293,283. As of September 30, 2021, the outstanding aggregate principal amount of the 3.364% 2026 Notes is $300,000.
3.437% 2028 Notes
On September 30, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on October 15, 2028 (the “3.437% 2028 Notes”). The 3.437% 2028 Notes bear interest at a rate of 3.437% per year, payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2022. Total proceeds from the issuance of the 3.437% 2028 Notes, net of underwriting discounts and offering costs, were $291,798. As of September 30, 2021, the outstanding aggregate principal amount of the 3.437% 2028 Notes is $300,000.
The 2023 Notes, the 6.375% 2024 Notes, the 2029 Notes, the 2026 Notes, the 3.364% 2026 Notes, and the 3.437% 2028 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $16,318 and debt issuance costs of $19,008, which are being amortized over the term of the notes. As of September 30, 2021, $13,486 of the original issue discount and $13,882 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended September 30, 2021 and September 30, 2020, we recorded $13,932 and $12,843, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
Note 7. Prospect Capital InterNotes®
On February 16, 2012, we entered into a selling agent agreement (the “Original Selling Agent Agreement”) with InspereX LLC (formerly known as “Incapital LLC”), as purchasing agent for our issuance and sale from time to time of up to $500,000 of Prospect Capital InterNotes®, which was increased to $1,500,000 in May 2014. On May 10, 2019, the Original Selling Agent

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Agreement was terminated, and we entered into a new selling agent agreement with InspereX LLC (the “May 2019 Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes®.
On September 16, 2019, the May 2019 Selling Agent Agreement was terminated, and we entered into a new selling agent agreement with InspereX LLC (the “September 2019 Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $500,000 of Prospect Capital InterNotes®. We sold approximately $1,700,000 in aggregate principal amount of Prospect Capital InterNotes® under the Original Selling Agent Agreement, May 2019 Selling Agent Agreement, and September 2019 Selling Agent Agreement (collectively the “Previous Selling Agent Agreements”).
On February 13, 2020, the September 2019 Selling Agent Agreement was terminated, and we entered into a new selling agent agreement with InspereX LLC (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with the previously authorized selling agent agreements, the “InterNotes® Offerings”). Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of September 30, 2021, $382,164 aggregate principal amount of Prospect Capital InterNotes® were outstanding.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the three months ended September 30, 2021, we issued $87,657 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $85,472. These notes were issued with stated interest rates ranging from 2.25% to 4.00% with a weighted average interest rate of 3.35%. These notes will mature between July 15, 2026 and September 15, 2051. The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2021:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$15,681	2.25% – 2.50%	2.42%	July 15, 2026 – September 15, 2026
7	17,016	2.75% – 3.00%	2.96%	July 15, 2028 – September 15, 2028
10	17,027	3.15% – 3.40%	3.29%	July 15, 2031 – September 15, 2031
12	2,422	3.70%	3.70%	July 15, 2033
15	12,317	3.50% – 4.00%	3.82%	July 15, 2036 – September 15, 2036
30	23,194	4.00%	4.00%	July 15, 2051 – September 15, 2051
	$87,657
During the three months ended September 30, 2020, we issued $38,657 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $38,070. These notes were issued with stated interest rates ranging from 4.75% to 6.00% with a weighted average interest rate of 5.42%. These notes mature between July 15, 2025 and October 15, 2030 . The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2020:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$24,906	4.75% – 5.50%	5.31%	July 15, 2025 – October 15, 2025
7	5,884	5.00% – 5.75%	5.49%	July 15, 2027 – October 15, 2027
10	7,867	5.25% – 6.00%	5.75%	July 15, 2030 – October 15, 2030
	$38,657
During the three months ended September 30, 2021, we repaid $671 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. In order to replace short maturity debt with longer-term debt, we redeemed $213,533 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 5.10%. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2021 was $3,719.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following table summarizes the Prospect Capital InterNotes® outstanding as of September 30, 2021:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$662	1.50%	1.50%	January 15, 2024
5	45,974	2.25% – 3.00%	2.80%	January 15, 2026 – September 15, 2026
6	15,107	3.00%	3.00%	June 15, 2027 – July 15, 2027
7	25,339	2.75% – 4.00%	3.15%	January 15, 2028 – September 15, 2028
8	3,511	3.40% – 3.50%	3.45%	June 15, 2029 – July 15, 2029
10	72,600	3.15% – 6.00%	3.88%	November 15, 2025 – September 15, 2031
12	16,854	3.70% – 6.00%	4.17%	November 15, 2025 – July 15, 2033
15	29,118	3.50% – 6.00%	4.96%	May 15, 2028 – September 15, 2036
18	18,467	4.50% – 6.25%	5.59%	December 15, 2030 – August 15, 2031
20	3,777	5.75% – 6.00%	5.89%	November 15, 2032 – October 15, 2033
25	30,209	6.25% – 6.50%	6.39%	August 15, 2038 – May 15, 2039
30	120,546	4.00% – 6.75%	5.82%	November 15, 2042 – September 15, 2051
	$382,164
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
	$718,321
In connection with the issuance of Prospect Capital InterNotes®, we incurred $26,776 of fees which are being amortized over the term of the notes, of which $8,814 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of September 30, 2021.
During the three months ended September 30, 2021 and September 30, 2020, we recorded $5,302 and $9,708, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 8. Fair Value and Maturity of Debt Outstanding
As of September 30, 2021, our asset coverage ratio stood at 302.7% based on our outstanding senior securities representing indebtedness of $2,118,148 and our asset coverage ratio on our senior securities that are stock was 258.2%. As of June 30, 2021, our asset coverage ratio stood at 274.0% based on our outstanding senior securities representing indebtedness of $2,267,649 and our asset coverage ratio on our senior securities that are stock was 258.4%. Refer to Note 9, Equity Offerings, Offering Expenses and Distributions for additional discussion on our senior securities that are stock.
Information about our senior securities is shown in the following table as of the end of each of the last ten fiscal years and as of September 30, 2021. (All figures in this item are in thousands except per unit data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Credit Facility
Fiscal 2022 (as of September 30, 2021)	$84,537	$75,837	—	—
Fiscal 2021 (as of June 30, 2021)	356,937	17,408	—	—
Fiscal 2020 (as of June 30, 2020)	237,536	22,000	—	—
Fiscal 2019 (as of June 30, 2019)	167,000	34,298	—	—
Fiscal 2018 (as of June 30, 2018)	37,000	155,503	—	—
Fiscal 2017 (as of June 30, 2017)	—	—	—	—
Fiscal 2016 (as of June 30, 2016)	—	—	—	—
Fiscal 2015 (as of June 30, 2015)	368,700	18,136	—	—
Fiscal 2014 (as of June 30, 2014)	92,000	69,470	—	—
Fiscal 2013 (as of June 30, 2013)	124,000	34,996	—	—
Fiscal 2012 (as of June 30, 2012)	96,000	22,668	—	—

2015 Notes(5)
Fiscal 2015 (as of June 30, 2015)	$150,000	$2,241	—	—
Fiscal 2014 (as of June 30, 2014)	150,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	150,000	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	150,000	3,277	—	—

2016 Notes(6)
Fiscal 2016 (as of June 30, 2016)	$167,500	$2,269	—	—
Fiscal 2015 (as of June 30, 2015)	167,500	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	167,500	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	167,500	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	167,500	3,277	—	—

2017 Notes(7)
Fiscal 2017 (as of June 30, 2017)	$50,734	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	129,500	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	130,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	130,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	130,000	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	130,000	3,277	—	—

2018 Notes(8)
Fiscal 2017 (as of June 30, 2017)	$85,419	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	200,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	200,000	2,578	—	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

2019 Notes(10)
Fiscal 2018 (as of June 30, 2018)	$101,647	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	200,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	200,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	200,000	2,578	—	—

5.00% 2019 Notes(11)
Fiscal 2018 (as of June 30, 2018)	$153,536	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	300,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	300,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	300,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	300,000	2,305	—	—

2020 Notes (14)
Fiscal 2019 (as of June 30, 2019)	$224,114	$2,365	—	—
Fiscal 2018 (as of June 30, 2018)	392,000	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	392,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	392,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	392,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	400,000	2,305	—	—

6.95% 2022 Notes(9)
Fiscal 2014 (as of June 30, 2014)	$100,000	$2,305	—	$1,038
Fiscal 2013 (as of June 30, 2013)	100,000	2,578	—	1,036
Fiscal 2012 (as of June 30, 2012)	100,000	3,277	—	996

2022 Notes
Fiscal 2022 (as of September 30, 2021)	$60,501	$3,027	—	—
Fiscal 2021 (as of June 30, 2021)	111,055	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	258,240	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	328,500	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	328,500	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	225,000	2,251	—	—

2023 Notes(12)
Fiscal 2022 (as of September 30, 2021)	$284,219	$3,027	—	—
Fiscal 2021 (as of June 30, 2021)	284,219	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	319,145	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	318,863	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	318,675	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	248,507	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	248,293	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	248,094	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	247,881	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	247,725	2,578	—	—

2024 Notes(15)
Fiscal 2020 (as of June 30, 2020)	$233,788	$2,408	—	$959
Fiscal 2019 (as of June 30, 2019)	234,443	2,365	—	1,002
Fiscal 2018 (as of June 30, 2018)	199,281	2,452	—	1,029
Fiscal 2017 (as of June 30, 2017)	199,281	2,251	—	1,027
Fiscal 2016 (as of June 30, 2016)	161,364	2,269	—	951

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

6.375% 2024 Notes(12)
Fiscal 2022 (as of September 30, 2021)	$81,389	$3,027	—	—
Fiscal 2021 (as of June 30, 2021)	81,389	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	99,780	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	99,726	2,365	—	—

2025 Notes
Fiscal 2022 (as of September 30, 2021)	$156,168	$3,027	—	—
Fiscal 2021 (as of June 30, 2021)	156,168	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	201,250	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	201,250	2,365	—	—

2026 Notes
Fiscal 2022 (as of September 30, 2021)	$400,000	$3,027	—	—
Fiscal 2021 (as of June 30, 2021)	400,000	2,740	—	—

3.364% 2026 Notes
Fiscal 2022 (as of September 30, 2021)	$300,000	$3,027	—	—
Fiscal 2021 (as of June 30, 2021)	300,000	2,740	—	—

3.437% 2028 Notes
Fiscal 2022 (as of September 30, 2021)	$300,000	$3,027	—	—

2028 Notes(16)
Fiscal 2020 (as of June 30, 2020)	$70,761	$2,408	—	$950
Fiscal 2019 (as of June 30, 2019)	70,761	2,365	—	984
Fiscal 2018 (as of June 30, 2018)	55,000	2,452	—	1,004

2029 Notes
Fiscal 2022 (as of September 30, 2021)	$69,170	$3,027	—	$1,017
Fiscal 2021 (as of June 30, 2021)	69,170	2,740	—	1,028
Fiscal 2020 (as of June 30, 2020)	69,170	2,408	—	970
Fiscal 2019 (as of June 30, 2019)	69,170	2,365	—	983

Prospect Capital InterNotes®
Fiscal 2022 (as of September 30, 2021)	$382,164	$3,027	—	—
Fiscal 2021 (as of June 30, 2021)	508,711	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	680,229	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	707,699	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	760,924	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	980,494	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	908,808	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	827,442	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	785,670	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	363,777	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	20,638	3,277	—	—

Preferred Stock
Fiscal 2022 (as of September 30, 2021)	$365,037	$2,582	—	—
Fiscal 2021 (as of June 30, 2021)	137,040	2,584	—	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

All Senior Securities(12)(13)
Fiscal 2022 (as of September 30, 2021)	$2,483,185	$2,582	—	—
Fiscal 2021 (as of June 30, 2021)	2,404,689	2,584	—	—
Fiscal 2020 (as of June 30, 2020)	2,169,899	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	2,421,526	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	2,346,563	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	2,681,435	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	2,707,465	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	2,983,736	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	2,773,051	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	1,683,002	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	664,138	3,277	—	—

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
(11)We redeemed the 5.00% 2019 Notes on September 26, 2018.
(12)For the fiscal years ended June 30, 2020 or prior, the 2023 Notes and 6.375% 2024 Notes are presented net of unamortized discount.
(13)While we do not consider commitments to fund under revolving arrangements to be Senior Securities, if we were to elect to treat such unfunded commitments, which were $41,564 as of September 30, 2021 as Senior Securities for purposes of Section 18 of the 1940 Act, our asset coverage per unit would be $2,539.
(14)We repaid the outstanding principal amount of the 2020 Notes on April 15, 2020.
(15)We redeemed the 2024 Notes on February 16, 2021.
(16)We redeemed the 2028 Notes on June 15, 2021.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following table shows our outstanding debt as of September 30, 2021.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value(1)		Effective Interest Rate
Revolving Credit Facility(2)	$84,537	$10,945	$84,537	(3)	$84,537		1ML+2.05%	(6)

2022 Notes	60,501	324	60,177		62,014	(4)	5.64%	(7)
2025 Notes	156,168	3,092	153,076		170,759	(4)	6.63%	(7)
Convertible Notes	216,669		213,253		232,773

6.375% 2024 Notes	81,389	426	80,963		88,238	(4)	6.57%	(7)
2023 Notes	284,219	1,202	283,017		301,778	(4)	6.07%	(7)
2026 Notes	400,000	8,469	391,531		412,060	(4)	3.98%	(7)
3.364% 2026 Notes	300,000	6,969	293,031		305,097	(4)	3.60%	(7)
3.437% 2028 Notes	300,000	8,202	291,798		291,852	(4)	3.60%	(7)
2029 Notes	69,170	2,100	67,070		70,346	(4)	7.38%	(7)
Public Notes	1,434,778		1,407,410		1,469,371

Prospect Capital InterNotes®	382,164	8,814	373,350		445,191	(5)	6.17%	(8)
Total	$2,118,148		$2,078,550		$2,231,872
(1)As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of September 30, 2021.
(2)The maximum draw amount of the Revolving Credit facility as of September 30, 2021 is $1,277,500.
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
(7)The effective interest rate is equal to the effect of the stated interest, the accretion of original issue discount and amortization of debt issuance costs. For the 2029 Notes, the rate presented is a combined effective interest rate of their respective original Note issuances and Note Follow-on Programs.
(8)For the Prospect Capital InterNotes®, the rate presented is the weighted average effective interest rate. Interest expense and deferred debt issuance costs, which are amortized on a straight-line method over the stated life of the obligation which approximates level yield, are weighted against the average year-to-date principal balance.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following table shows our outstanding debt as of June 30, 2021:

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility(2)	$356,937	$11,141	$356,937	(3)	$356,937		1ML+2.05%	(6)

2022 Notes	111,055	825	110,230		113,799	(4)	5.69%	(7)
2025 Notes	156,168	3,298	152,870		171,590	(4)	6.63%	(7)
Convertible Notes	267,223		263,100		285,389

6.375% 2024 Notes	81,389	467	80,922		88,996	(4)	6.57%	(7)
2023 Notes	284,219	1,397	282,822		302,616	(4)	6.07%	(7)
2026 Notes	400,000	8,768	391,232		413,032	(4)	3.94%	(7)
3.364% 2026 Notes	300,000	7,279	292,721		300,693	(4)	3.57%	(7)
2029 Notes	69,170	2,150	67,020		71,336	(4)	7.38%	(7)
Public Notes	1,134,778		1,114,717		1,176,673

Prospect Capital InterNotes®	508,711	10,496	498,215		591,013	(5)	6.17%	(8)
Total	$2,267,649		$2,232,969		$2,410,012

(1)As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of June 30, 2021.
(2)The maximum draw amount of the Revolving Credit facility as of June 30, 2021 is $1,107,500.
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
(7)The effective interest rate is equal to the effect of the stated interest, the accretion of original issue discount and amortization of debt issuance costs. For the 2029 Notes, the rate presented is a combined effective interest rate of their respective original Note issuances and Note Follow-on Programs.
(8)For the Prospect Capital InterNotes®, the rate presented is the weighted average effective interest rate. Interest expense and deferred debt issuance costs, which are amortized on a straight-line method over the stated life of the obligation which approximates level yield, are weighted against the average year-to-date principal balance.
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of September 30, 2021:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$84,537	—	$—	$84,537	$—
Convertible Notes	216,669	60,501	—	156,168	—
Public Notes	1,434,778	—	365,608	400,000	669,170
Prospect Capital InterNotes®	382,164	—	662	48,454	333,048
Total Contractual Obligations	$2,118,148	$60,501	$366,270	$689,159	$1,002,218

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2021:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$356,937	$—	$—	$356,937	$—
Convertible Notes	267,223	—	111,055	156,168	—
Public Notes	1,134,778	—	365,608	400,000	369,170
Prospect Capital InterNotes®	508,711	—	11,744	51,822	445,145
Total Contractual Obligations	$2,267,649	$—	$488,407	$964,927	$814,315
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
Preferred Stock
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”), pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and dealer manager for the Company’s offering of up to 40,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock will initially be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), and the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”, and together with the Series M1 Preferred Stock, the “Series M Preferred Stock”). In connection with such offering, on August 3, 2020, we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland (“SDAT”), reclassifying and designating 120,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as “Convertible Preferred Stock.” On October 30, 2020, we entered into a Dealer Manager Agreement with InspereX LLC, pursuant to which InspereX LLC has agreed to serve as the Company’s agent and dealer manager for the Company’s offering of up to 10,000,000 shares, par value $0.001 per share, of 5.50% Series AA1 Preferred Stock, with a liquidation preference of $25.00 per share (the “Series AA1 Preferred Stock”). In connection with such offering, on October 30, 2020, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 20,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as Convertible Preferred Stock. On May 19, 2021, we entered into an Underwriting Agreement with UBS Securities LLC, relating to the offer and sale of 187,000 shares, par value $0.001 per share, of 5.50% Series A2 Preferred Stock, with a liquidation preference of $25.00 per share (the “Series A2 Preferred Stock”, and together with the Series A1 Preferred Stock, Series M1 Preferred Stock, Series M2 Preferred Stock and Series AA1 Preferred Stock, the “5.50% Preferred Stock”). The issuance of the Series A2 Preferred Stock settled on May 26, 2021. In connection with such offering, on May 19, 2021, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 1,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as Convertible Preferred Stock.

In connection with the offerings of the 5.50% Preferred Stock, we adopted and amended, respectively, a preferred stock dividend reinvestment plan (the “Preferred Stock Plan” or the “Preferred Stock DRIP”), pursuant to which holders of the 5.50% Preferred Stock will have dividends on their 5.50% Preferred Stock automatically reinvested in additional shares of such 5.50% Preferred Stock at a price per share of $25.00, if they elect.

Each series of 5.50% Preferred Stock ranks (with respect to the payment of dividends and rights upon liquidation, dissolution or winding up) (a) senior to our common stock, (b) on parity with each other series of our preferred stock, and (c) junior to our

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

existing and future secured and unsecured indebtedness. See Note 8, Fair Value and Maturity of Debt Outstanding for further discussion on our senior securities.
At any time prior to the listing of the 5.50% Preferred Stock on a national securities exchange, shares of the 5.50% Preferred Stock are convertible, at the option of the holder of the 5.50% Preferred Stock (the “Holder Optional Conversion”). We will settle any Holder Optional Conversion by paying or delivering, as the case may be, (A) any portion of the Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the Settlement Amount, minus (b) any portion of the Settlement Amount that we elect to pay in cash, divided by (2) the arithmetic average of the daily volume weighted average price of shares of our common stock over each of the five consecutive trading days ending on the Holder Conversion Exercise Date (such arithmetic average, the “5-day VWAP”). For the Series A1 Preferred Stock, the Series AA1 Preferred Stock, and the Series A2 Preferred Stock, “Settlement Amount” means (A) $25.00 per share (the “Stated Value”), plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the applicable 5.50% Holder Optional Conversion Fee for the respective Holder Conversion Deadline. For the Series M Preferred Stock, “Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the applicable Series M Clawback, if any. “Series M Clawback”, if applicable, means an amount equal to the aggregate amount of all dividends, whether paid or accrued, on such share of Series M Stock in the three full months prior to the Holder Conversion Exercise Date. Subject to certain limited exceptions, we will not pay any portion of the Settlement Amount in cash (other than cash in lieu of fractional shares of our common stock) until the five year anniversary of the date on which a share of 5.50% Preferred Stock has been issued. Beginning on the five year anniversary of the date on which a share of 5.50% Preferred Stock is issued, we may elect to settle all or a portion of any Holder Optional Conversion in cash without limitation or restriction. The right of holders to convert a share of 5.50% Preferred Stock will terminate upon the listing of such share on a national securities exchange.
Subject to certain limited exceptions allowing earlier redemption, beginning on the earlier of the five year anniversary of the date on which a share of 5.50% Preferred Stock has been issued, or, for listed shares of 5.50% Preferred Stock, five years from the earliest date on which any series that has been listed was first issued (the earlier of such dates, the “Redemption Eligibility Date”), such share of 5.50% Preferred Stock may be redeemed at any time or from time to time at our option (the “Issuer Optional Redemption”), at a redemption price of 100% of the Stated Value of the shares of 5.50% Preferred Stock to be redeemed plus unpaid dividends accrued to, but not including, the date fixed for redemption.
Subject to certain limitations, each share of 5.50% Preferred Stock may be converted at our option (the “Issuer Optional Conversion”). We will settle any Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the 5-day VWAP, subject to our ability to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value if the 5-day VWAP represents a discount to our net asset value per share of common stock. For the 5.50% Preferred Stock, “IOC Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the date fixed for conversion. In connection with an Issuer Optional Conversion, we will use commercially reasonable efforts to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value. If we do not have or obtain any required stockholder approval under the 1940 Act to sell our common stock below net asset value and the 5-day VWAP is at a discount to our net asset value per share of common stock, we will settle any conversions in connection with an Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the NAV per share of common stock at the close of business on the business day immediately preceding the date of conversion. We will not pay any portion of the IOC Settlement Amount from an Issuer Optional Conversion in cash (other than cash in lieu of fractional shares of our common stock) until the Redemption Eligibility Date. Beginning on the Redemption Eligibility Date, we may elect to settle any Issuer Optional Conversion in cash without limitation or restriction. In the event that we exercise an Issuer Optional Conversion with respect to any shares of 5.50% Preferred Stock, the holder of such 5.50% Preferred Stock may instead elect a Holder Optional Conversion with respect to such 5.50% Preferred Stock provided that the date of conversion for such Holder Optional Conversion would occur prior to the date of conversion for an Issuer Optional Conversion.
On July 12, 2021, we entered into an underwriting agreement by and among us, Prospect Capital Management L.P., Prospect Administration LLC, and Morgan Stanley & Co. LLC, RBC Capital Markets, LLC and UBS Securities LLC, as representatives of the underwriters, relating to the offer and sale of 6,000,000 shares, or $150,000 in aggregate liquidation preference, of our 5.35% Series A Fixed Rate Cumulative Perpetual Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock” or “5.35% Preferred Stock”), at a public offering price of $25.00 per share. Pursuant to the Underwriting Agreement, we also

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

granted the underwriters a 30-day option to purchase up to an additional 900,000 shares of Series A Preferred Stock solely to cover over-allotments. The offer settled on July 19, 2021, and no additional shares of Series A Preferred Stock were issued pursuant to the option. In connection with such offering, on July 15, 2021, we filed Articles Supplementary with SDAT, reclassifying and designating 6,900,000 shares of the Company’s authorized and unissued shares of Common Stock into shares of Series A Preferred Stock.
The Series A Preferred Stock ranks (with respect to the payment of dividends and rights upon liquidation, dissolution or winding up) (a) senior to our common stock, (b) on parity with each other series of our preferred stock, and (c) junior to our existing and future secured and unsecured indebtedness. See Note 8, Fair Value and Maturity of Debt Outstanding for further discussion on our senior securities.
Subject to certain limited exceptions allowing earlier redemption, at any time after the close of business on July 19, 2026 (any such date, an “Optional Redemption Date”), at our sole option, we may redeem the Series A Preferred Stock in whole or, from time to time, in part, out of funds legally available for such redemption, at a price per share equal to the liquidation preference of $25.00 per share, plus an amount equal to all unpaid dividends on such shares (whether or not earned or declared, but excluding interest thereon) accumulated up to, but excluding, the date fixed for redemption. We may also redeem the Series A Preferred Stock at any time, in whole or, from time to time, in part, including prior to the Optional Redemption Date, pro rata, based on liquidation preference, with all other series of our then outstanding preferred stock, in the event that our Board determines to redeem any series of our preferred stock, in whole or, from time to time, in part, because such redemption is deemed necessary by the Board to comply with the asset coverage requirements of the 1940 Act or for us to maintain RIC status.
In the event of a Change of Control Triggering Event (as defined below), we may, at our option, exercise our special optional redemption right to redeem the Series A Preferred Stock, in whole or in part, within 120 days after the first date on which such Change of Control Triggering Event has occurred by paying the liquidation preference, plus an amount equal to all unpaid dividends on such shares (whether or not earned or declared, but excluding interest thereon) accumulated up to, but excluding, the date fixed for such redemption. To the extent that we exercise our optional redemption right or our special optional redemption right relating to the Series A Preferred Stock, the holders of Series A Preferred Stock will not be permitted to exercise the conversion right described below in respect of their shares called for redemption.
Except to the extent that we have elected to exercise our optional redemption right or our special optional redemption right by providing notice of redemption prior to the Change of Control Conversion Date (as defined below), upon the occurrence of a Change of Control Triggering Event, each holder of Series A Preferred Stock will have the right to convert some or all of the Series A Preferred Stock held by such holder on the Change of Control Conversion Date into a number of our shares of common stock per Series A Preferred Stock to be converted equal to the lesser of:
•the quotient obtained by dividing (i) the sum of the Liquidation Preference per share plus an amount equal to all unpaid dividends thereon (whether or not earned or declared, but excluding interest thereon) accumulated up to, but excluding, the Change of Control Conversion Date (unless the Change of Control Conversion Date is after a Record Date for a Series A Preferred Stock dividend payment and prior to the corresponding Series A Preferred Stock dividend payment date, in which case no additional amount for such accrued and unpaid dividends will be included in this sum) by (ii) the Common Stock Price (as defined below); and
•6.03865, subject to certain adjustments,
subject, in each case, to provisions for the receipt of alternative consideration upon conversion as described in the applicable prospectus supplement.
If we have provided or provide a redemption notice with respect to some or all of the Series A Preferred Stock, holders of any Series A Preferred Stock that we have called for redemption will not be permitted to exercise their Change of Control Conversion Right in respect of any of their Series A Preferred Stock that have been called for redemption, and any Series A Preferred Stock subsequently called for redemption that have been tendered for conversion will be redeemed on the applicable date of redemption instead of converted on the Change of Control Conversion Date.
For purposes of the foregoing discussion of a redemption upon the occurrence of a Change of Control Triggering Event, the following definitions are applicable:
“Change of Control Triggering Event” means the occurrence of any of the following:

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

•the direct or indirect sale, lease, transfer, conveyance or other disposition (other than by way of merger or consolidation and other than an Excluded Transaction) in one or a series of related transactions, of all or substantially all of the assets of the Company and its Controlled Subsidiaries taken as a whole to any “person” or “group” (as those terms are used in Section 13(d)(3) of the Exchange Act) (other than to any Permitted Holders); provided that, for the avoidance of doubt, a pledge of assets pursuant to any of our secured debt instruments or the secured debt instruments of our Controlled Subsidiaries shall not be deemed to be any such sale, lease, transfer, conveyance or disposition; or
•the consummation of any transaction (including, without limitation, any merger or consolidation and other than an Excluded Transaction) the result of which is that any “person” or “group” (as those terms are used in Section 13(d)(3) of the Exchange Act) (other than any Permitted Holders) becomes the “beneficial owner” (as defined in Rules 13d-3 and 13d-5 under the Exchange Act), directly or indirectly, of more than 50% of our outstanding Voting Stock, measured by voting power rather than number of shares.
Notwithstanding the foregoing, the consummation of any of the transactions referred to in the bullet points above will not be deemed a Change of Control Triggering Event if we or the acquiring or surviving consolidated entity has or continues to have a class of common securities (or ADRs representing such securities) listed on the NYSE, the NYSE American or NASDAQ, or listed or quoted on an exchange or quotation system that is a successor to the NYSE, the NYSE American or NASDAQ, or is otherwise listed or quoted on a national securities exchange.
The “Change of Control Conversion Date” is the date the shares of Series A Preferred Stock are to be converted, which will be a business day selected by us that is no fewer than 20 days nor more than 35 days after the date on which we provide the notice described above to the holders of Series A Preferred Stock.
The “Common Stock Price” will be (i) if the consideration to be received in the Change of Control Triggering Event by the holders of our common stock is solely cash, the amount of cash consideration per share of our common stock or (ii) if the consideration to be received in the Change of Control Triggering Event by holders of our common stock is other than solely cash (x) the average of the closing sale prices per share of our common stock (or, if no closing sale price is reported, the average of the closing bid and ask prices or, if more than one in either case, the average of the average closing bid and the average closing ask prices) for the ten consecutive trading days immediately preceding, but not including, the effective date of the Change of Control Triggering Event as reported on the principal U.S. securities exchange on which our common stock is then traded, or (y) the average of the last quoted bid prices for our common stock in the over-the-counter market as reported by OTC Markets Group Inc. or similar organization for the ten consecutive trading days immediately preceding, but not including, the effective date of the Change of Control Triggering Event, if our common stock is not then listed for trading on a U.S. securities exchange.
“Controlled Subsidiary” means any of our subsidiaries, 50% or more of the outstanding equity interests of which are owned by us and our direct or indirect subsidiaries and of which we possess, directly or indirectly, the power to direct or cause the direction of the management or policies, whether through the ownership of voting equity interests, by agreement or otherwise.
“Excluded Transaction” means (i) any transaction that does not result in any reclassification, conversion, exchange or cancellation of all or substantially all of the outstanding shares of our Voting Stock; (ii) any changes resulting from a subdivision or combination or a change solely in par value; (iii) any transaction where the shares of our Voting Stock outstanding immediately prior to such transaction constitute, or are converted into or exchanged for, a majority of the Voting Stock of the surviving “person” (as that term is used in Section 13(d)(3) of the Exchange Act) or any direct or indirect parent company of the surviving “person” (as that term is used in Section 13(d)(3) of the Exchange Act) immediately after giving effect to such transaction; (iv) any transaction if (A) we become a direct or indirect wholly-owned subsidiary of a holding company and (B)(1) the direct or indirect holders of the Voting Stock of such holding company immediately following that transaction are substantially the same as the holders of our Voting Stock immediately prior to that transaction or (2) immediately following that transaction no “person” (as that term is used in Section 13(d)(3) of the Exchange Act) is the beneficial owner, directly or indirectly, of more than 50% of the Voting Stock of such holding company; or (v) any transaction primarily for the purpose of changing our jurisdiction of incorporation or form of organization.
“Permitted Holders” means (i) us, (ii) one or more of our Controlled Subsidiaries and (iii) Prospect Capital Management or any affiliate of Prospect Capital Management that is organized under the laws of a jurisdiction located in the United States of America and in the business of managing or advising clients.
“Voting Stock” as applied to stock of any person, means shares, interests, participations or other equivalents in the equity interest (however designated) in such person having ordinary voting power for the election of the directors (or the equivalent) of such person, other than shares, interests, participations or other equivalents having such power only by reason of the occurrence of a contingency.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Except as provided above in connection with a Change of Control Triggering Event, the Series A Preferred Stock is not convertible into or exchangeable for any other securities or property.
For so long as the Series A Preferred Stock is outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, and in accordance with ASC 480, we have presented both our 5.50% Preferred Stock and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of September 30, 2021.
During the three months ended September 30, 2021, we issued 2,946,568 shares of our Series A1 Preferred Stock for net proceeds of $66,614, 173,506 shares of our Series M1 Preferred Stock for net proceeds of $4,234, and 6,000,000 shares of our Series A Preferred Stock for net proceeds of $145,275, each excluding offering costs and preferred stock dividend reinvestments.
Shares of the 5.50% Preferred Stock will pay a monthly dividend, when and if declared by the Board, at a fixed annual rate of 5.50% per annum of the Stated Value of $25.00 per share (computed on the basis of a 360-day year consisting of twelve 30-day months), payable in cash or through the issuance of additional 5.50% Preferred Stock through the 5.50% Preferred Stock DRIP.
Shares of the Series A Preferred Stock will pay a quarterly dividend, when and if declared by the Board, at a fixed annual rate of 5.35% per annum of the Stated Value of $25.00 per share (computed on the basis of a 360-day year consisting of twelve 30-day months), payable in cash
During the three months ended September 30, 2021, we distributed approximately $2,407 to our 5.50% Preferred Stock holders, as summarized in the following table:

Declaration Date	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods	Amount Distributed
5/7/2021	7/21/2021	8/2/2021	$0.114583	$680
5/7/2021	8/18/2021	9/1/2021	0.114583	786
8/24/2021	9/15/2021	10/1/2021	0.114583	941
				$2,407
The above table includes dividends paid during the three months ended September 30, 2021. It does not include distributions previously declared to the 5.50% Preferred Stock holders of record for any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and paid subsequent to September 30, 2021:
•$0.114583 per share (before pro ration for partial period holders of record) for holders of record on October 20, 2021 with a payment date of November 1, 2021
•$0.114583 per share (before pro ration for partial period holders of record) for holders of record on November 17, 2021 with a payment date of December 1, 2021
During the three months ended September 30, 2021, we made no distributions to our Series A Preferred Stock holders. On August 25, 2021 we declared $0.382674 per share for Series A Preferred Stock holders of record on October 20, 2021 with a payment date of November 1, 2021.
During the three months ended September 30, 2021, we issued 1,907 shares of our Series A1 Preferred Stock and 48 shares of our Series M1 Preferred Stock, in connection with the Preferred Stock Plan.
During the three months ended September 30, 2021, 2,150 shares of our Series A1 Preferred Stock were converted to 5,972 shares of our common stock, in connection with Holder Optional Conversions.
The conversion rights discussed above are accounted for as share settled redemption features and are determined to be clearly and closely related to the preferred stock host instruments. As such, we determined that no bifurcation was necessary.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Common Stock
Our common stockholders’ equity accounts as of September 30, 2021 and September 30, 2020 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% Preferred Stock Holder Optional Conversion. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify stockholders of our intention to purchase our common stock.
We did not repurchase any shares of our common stock under the Repurchase Program for the three months ended September 30, 2021 and September 30, 2020. As of September 30, 2021, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
On June 12, 2020, we entered into equity distribution agreements with each of RBC Capital Markets, LLC, Barclays Capital Inc., and KeyBanc Capital Markets Inc. pursuant to which we may offer and sell, by means of at-the-market offerings, up to 50,000,000 shares of our $0.001 par value Common Stock (“Common Stock ATM”).

Excluding common stock dividend reinvestments and shares issued in connection with the 5.50% Preferred Stock Holder Optional Conversion, during the three months ended September 30, 2021 and September 30, 2020, we did not issue any shares of our common stock.
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
On June 11, 2021, at a special meeting of our stockholders, our stockholders authorized us to sell shares of our common stock (during the next 12 months) at a price or prices below our net asset value per share at the time of sale in one or more offerings, subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of its outstanding common stock immediately prior to such sale).
During the three months ended September 30, 2021 and September 30, 2020, we distributed approximately $70,043 and $67,861, respectively, to our common stockholders. The following table summarizes our distributions declared and payable for the three months ended September 30, 2020 and September 30, 2021.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/8/2020	7/31/2020	8/20/2020	$0.06	$22,515
5/8/2020	8/31/2020	9/17/2020	0.06	22,619
8/25/2020	9/30/2020	10/22/2020	0.06	22,727
Total declared and payable for the three months ended September 30, 2020				$67,861

5/7/2021	7/28/2021	8/19/2021	$0.06	$23,325
5/7/2021	8/27/2021	9/23/2021	0.06	23,348
8/25/2020	9/28/2021	10/21/2021	0.06	23,370
Total declared and payable for the three months ended September 30, 2021				$70,043
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during three months ended September 30, 2021 and September 30, 2020. It does not include distributions previously declared to common stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to September 30, 2021:
•$0.06 per share for October 2021 holders of record on October 27, 2021 with a payment date of November 18, 2021
During the three months ended September 30, 2021 and September 30, 2020, we issued 1,079,168 and 5,238,459 shares of our common stock, respectively, in connection with the common stock dividend reinvestment plan.
During the three months ended September 30, 2021, Prospect officers and directors purchased 24,959 shares of our common stock, or 0.01% of total outstanding shares as of September 30, 2021, through shares issued in connection with our common stock dividend reinvestment plan.
As of September 30, 2021, we have reserved 23,358,402 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5) and 1,000,000,000 shares of our common stock for issuance upon conversion of the 5.50% Preferred Stock.
Note 10. Other Income
Other income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three months ended September 30, 2021 and September 30, 2020.

	Three Months Ended September 30,
	2021	2020
Structuring, advisory, and amendment fees	$11,822	$1,426
Royalty and net revenue interests	9,946	9,066
Administrative agent fees	168	124
Total other income	$21,936	$10,616

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 11. Net Increase (Decrease) in Net Assets per Common Share
Earnings per share is calculated in accordance with ASC 260, “Earnings per Share”. Basic earnings per share is calculated by dividing the net increase (decrease) in net assets resulting from operations, less preferred dividends, by the weighted average number of common shares outstanding. Diluted earnings per share gives effect to all dilutive potential common shares outstanding using the if-converted method for Preferred Stock (Refer to Note 9). Diluted earnings per share excludes all dilutive potential common shares if their effect is anti-dilutive. During the three months ended September 30, 2021 and September 30, 2020, we did not have potential common shares that would be anti-dilutive.
The following information sets forth the computation of basic and diluted earnings per common share for the three and three months ended September 30, 2021 and September 30, 2020:

	For the Three Months Ended September 30, 2021
	Basic	Diluted
Net increase in net assets resulting from operations attributable to Common Stockholders	$209,724	$212,131
Weighted average common shares outstanding	388,886,142	409,052,821
Earnings per share	$0.54	$0.52

	For the Three Months Ended September 30, 2020
	Basic	Diluted
Net increase in net assets resulting from operations attributable to Common Stockholders	$167,746	$167,746
Weighted average common shares outstanding	375,910,891	375,910,891
Earnings per share	$0.45	$0.45
Note 12. Income Taxes
While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is August 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified.
For income tax purposes, dividends paid and distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to stockholders during the tax years ended August 31, 2021, 2020, and 2019 were as follows:

	Tax Year Ended August 31,
	2021		2020	2019
Ordinary income	$252,388		$169,041	$263,773
Capital gain	—		—	—
Return of capital	26,958		96,720	—
Total dividends paid to stockholders	$279,346	(1)	$265,761	$263,773
(1)Final determination of tax character will not be final until we file our return for the tax year ended August 31, 2021.
As of August 26, 2020 when our prior Form 10-K was filed for the year ended June 30, 2020, we estimated our distributions for the fiscal and tax years disclosed therein to be distributions of ordinary income. Subsequent to our filing date, we obtained more information from our underlying investments as to the character of the distributions for the tax year ended August 31, 2020, which resulted in changes to distributions previously disclosed in our Form 10-K filing. As a result of the change, our total distributable loss on our Consolidated Statement of Assets and Liabilities for the year ended June 30, 2020 changed from $1,015,387 to $930,930, with $84,457 being reclassified to distributions from capital. The remaining reclassification of tax distributions classified as return of capital for the tax year ended August 31, 2020 have been adjusted in the fiscal year ended June 30, 2021. This adjustment resulted in an increase to distributable earnings of $12,263 for the three months ended September 30, 2020.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. stockholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. For the 2021 calendar year, 41.36% of our distributions as of September 30, 2021 qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non-U.S. stockholders.
For the tax year ending August 31, 2021, the tax character of dividends paid to stockholders through August 30, 2021 is expected to be ordinary income and return of capital however due to the difference between our fiscal and tax year ends, the final determination of the tax character of dividends between ordinary income, capital gains, and return of capital will not be made until we file our tax return for the tax year ended August 31, 2021.
Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following reconciles the net increase in net assets resulting from operations to taxable income for the tax years ended August 31, 2021, 2020, and 2019:

	Tax Year Ended August 31,
	2021		2020	2019
Net increase (decrease) in net assets resulting from operations	$428,106		$(78,949)	$93,093
Net realized (gains) losses on investments	16,172		10,139	(5,923)
Net unrealized (gains) losses on investments	(143,654)		328,997	217,159
Other temporary book-to-tax differences	(48,520)		(91,368)	(87,511)
Permanent differences	(17)		57	78
Taxable income before deductions for distributions	$252,087	(1)	$168,876	$216,896
(1)Final determination of permanent differences will not be final until we file our return for the tax year ended August 31, 2021.
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. As of August 31, 2021, we had capital loss carryforwards of approximately $129,669 available for use in later tax years. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, some of the Company’s capital loss carryforwards may become permanently unavailable due to limitations by the Code.
For the tax year ended August 31, 2021, we had no cumulative taxable income in excess of cumulative distributions.
As of September 30, 2021, the cost basis of investments for tax purposes was $6,141,678 resulting in an estimated net unrealized gain of $289,029. As of September 30, 2021, the gross unrealized gains and losses were $1,336,832 and $1,047,803, respectively. As of June 30, 2021, the cost basis of investments for tax purposes was $6,050,304 resulting in an estimated net unrealized gain of $151,474. As of June 30, 2021, the gross unrealized gains and losses were $1,208,128 and $1,056,654, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of September 30, 2021 and June 30, 2021 was calculated based on the book cost of investments as of September 30, 2021 and June 30, 2021, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2021 and 2020, respectively.
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal excise taxes, among other items. During the tax year ended August 31, 2021, we increased overdistributed net investment income by $17 and increased capital in excess of par value by $17. During the tax year ended August 31, 2020, we decreased overdistributed net investment income by $57 and decreased capital in excess of par value by $57. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended August 31, 2020 is being recorded in the fiscal year ending June 30, 2021 and the reclassifications for the taxable year ended August 31, 2019 were recorded in the fiscal year ended June 30, 2020. The reclassifications, if any, for the taxable year ended August 31, 2021 will be recorded in the fiscal year ending June 30, 2022 once we file our tax return for the tax year ending August 31, 2021.

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
The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from us, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our total assets. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. The total gross base management fee incurred to the favor of the Investment Adviser was $32,203 and $26,850 during the three months ended September 30, 2021 and September 30, 2020, respectively.
The incentive fee has two parts. The first part, the income incentive fee, is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income less preferred dividends for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees and other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement described below, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital gains or losses. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a “hurdle rate” of 1.75% per quarter (7.00% annualized).
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
The total income incentive fee incurred was $19,740 and $14,386 during the three months ended September 30, 2021 and September 30, 2020, respectively. No capital gains incentive fee was incurred during the three months ended September 30, 2021 and September 30, 2020.
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
The allocation of net overhead expense from Prospect Administration was $4,526 and $4,657 for the three months ended September 30, 2021 and September 30, 2020, respectively. Prospect Administration received estimated payments of $2,298 and $66 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal services during the three months ended September 30, 2021 and September 30, 2020, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount.

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
During the three months ended September 30, 2021 and September 30, 2020, we received payments of $1,835 and $1,848, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration.
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
We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the three months ended September 30, 2021 and September 30, 2020, we recognized expenses that were reimbursed for valuation services of $31 and $31, respectively. Conversely, Priority Income Fund, Inc. and Prospect Flexible Income Fund, Inc. (f/k/a TP Flexible Income Fund, Inc.) reimburse us for software fees, expenses which were initially incurred by Prospect.
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

	Three Months Ended
	September 30, 2021	September 30, 2020
Interest Income
Interest Income from CP Energy	$1,271	$1,127
Interest Income from Spartan	360	303
Total Interest Income	$1,631	$1,430
Other Income
Administrative Agent	$6	$6
Total Other Income	$6	$6
Realized Gain	$—	$2,832

	Three Months Ended
	September 30, 2021	September 30, 2020
Additions	$—	$26,193
Interest Income Capitalized as PIK	1,271	1,127
Repayment of Loan Receivable	—	23,361
Return of Capital	—	1

	As of
	September 30, 2021	June 30, 2021
Interest Receivable (1)	$18	$18
Other Receivables (2)	33	27
(1) Interest income recognized but not yet paid.
(2) Represents amounts due from CP Energy and Spartan to Prospect for reimbursement of expenses paid by Prospect on behalf of CP Energy and Spartan.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Credit Central Loan Company, LLC
Prospect owns 100% of the equity of Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a Consolidated Holding Company. Credit Central Delaware owns 99.01% of the equity of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC) (“Credit Central”), with entities owned by Credit Central management owning the remaining equity. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC. Credit Central is a branch-based provider of installment loans.

	Three Months Ended
	September 30, 2021	September 30, 2020
Interest Income	$3,650	$3,370
Managerial Assistance (1)	175	175
(1) No income recognized by Prospect. MA payments were paid from Credit Central to Prospect and subsequently remitted to PA.

	Three Months Ended
	September 30, 2021	September 30, 2020
Accreted Original Issue Discount	$137	$101
Interest Income Capitalized as PIK	1,755	3,268

	As of
	September 30, 2021	June 30, 2021
Interest Receivable (2)	$39	$38
Other Receivables (3)	1	1
(2) Interest income recognized but not yet paid.
(3) Represents amounts due from Credit Central to Prospect for reimbursement of expenses paid by Prospect on behalf of Credit Central.
Echelon Transportation LLC (f/k/a Echelon Aviation LLC)
Prospect owns 100% of the membership interests of Echelon Transportation LLC (“Echelon”). Echelon owns 60.7% of the equity of AerLift Leasing Limited (“AerLift”).

	Three Months Ended
	September 30, 2021	September 30, 2020
Interest Income	$2,701	$2,338
Managerial Assistance (1)	63	—
(1) No income recognized by Prospect. MA payments were paid from Credit Central to Prospect and subsequently remitted to PA..

	Three Months Ended
	September 30, 2021	September 30, 2020
Interest Income Capitalized as PIK	$5,104	$4,325

	As of
	September 30, 2021	June 30, 2021
Interest Receivable (2)	$1,887	$4,290
Other Receivables (3)	1	1
(2) Interest income recognized but not yet paid.
(3) Represents amounts due from Echelon to Prospect for reimbursement of expenses paid by Prospect on behalf of Echelon.

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

	Three Months Ended
	September 30, 2021	September 30, 2020
Interest Income	$18,338	$15,480
Other Income
Structuring Fee	$7,234	$—
Total Other Income	$7,234	$—
Managerial Assistance (1)	$600	$600
(1) No income recognized by Prospect. MA payments were paid from First Tower to Prospect and subsequently remitted to PA.

	Three Months Ended
	September 30, 2021	September 30, 2020
Interest Income Capitalized as PIK	$3,777	$—
Repayment of loan receivable	308	4,911

	As of
	September 30, 2021	June 30, 2021
Interest Receivable (2)	$201	$198
Other Receivables (3)	1	1
(2) Interest income recognized but not yet paid.
(3) Represents amounts due from First Tower to Prospect for reimbursement of expenses paid by Prospect on behalf of First Tower.

Freedom Marine Solutions, LLC
As discussed above, Prospect owns 100% of the equity of Energy Solutions, a Consolidated Holding Company. Energy Solutions owns 100% of Freedom Marine. Freedom Marine owns 100% of each of Vessel, Vessel II, and Vessel III.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	As of
	September 30, 2021	June 30, 2021
Other Receivables	$4	$1
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

	Three Months Ended
	September 30, 2021	September 30, 2020
Interest Income	$6,328	$4,937

	Three Months Ended
	September 30, 2021	September 30, 2020
Additions	$7,778	$—
Interest Income Capitalized as PIK	4,418	3,282
Repayment of loan receivable	123	—

	As of
	September 30, 2021	June 30, 2021
Interest Receivable (1)	$72	$67
Other Receivables (2)	11	11
(1) Interest income recognized but not yet paid.
(2) Represents amounts due from InterDent to Prospect for reimbursement of expenses paid by Prospect on behalf of InterDent.

Kickapoo Ranch Pet Resort
Prospect owns 100% of the membership interest of Kickapoo Ranch Pet Resort (“Kickapoo”). Kickapoo is a luxury pet boarding facility.

	As of
	September 30, 2021	June 30, 2021
Other Receivables (1)	$7	$7
(1) Represents amounts due from Kickapoo to Prospect for reimbursement of expenses paid by Prospect on behalf of Kickapoo.

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

	Three Months Ended
	September 30, 2021	September 30, 2020
Interest Income
Interest Income from MITY-Lite	$1,757	$2,373
Interest Income from Broda Canada	—	—
Total Interest Income	$1,757	$2,373
Managerial Assistance (1)	$—	$75
Realized Gain	3	—
(1) No income recognized by Prospect. MA payments were paid from MITY to Prospect and subsequently remitted to PA.

	Three Months Ended
	September 30, 2021	September 30, 2020
Interest Income Capitalized as PIK	$1,607	$851
Repayment of loan receivable	—	145

	As of
	September 30, 2021	June 30, 2021
Interest Receivable (2)	$19	$19
Other Receivables (3)	2	—
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

During the three months ended September 30, 2021, we received partial repayments of $33,900 of our loans previously outstanding with NPRC and provided $9,890 of debt financing to NPRC to provide working capital.

	Three Months Ended
	September 30, 2021	September 30, 2020
Interest Income	$15,997	$13,402
Other Income
Royalty/Net Interest	$9,625	$8,898
Total Other Income	$9,625	$8,898
Managerial Assistance (1)	$525	$525
Reimbursement of Legal, Tax, etc.(2)	2,118	164
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

	Three Months Ended
	September 30, 2021	September 30, 2020
Additions	$9,890	$38,746
Repayment of loan receivable	33,900	15,329

	As of
	September 30, 2021	June 30, 2021
Interest Receivable (3)	$34	$35
Other Receivables (4)	7	3
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

	Three Months Ended
	September 30, 2021	September 30, 2020
Interest Income	$1,036	$1,033
Dividend Income (1)	1,250	—
Managerial Assistance (2)	100	100
(1) All dividends were paid from earnings and profits of Nationwide.
(2) No income recognized by Prospect. MA payments were paid from Nationwide to Prospect and subsequently remitted to PA.

	Three Months Ended
	September 30, 2021	September 30, 2020
Interest Income Capitalized as PIK	$—	$173

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	As of
	September 30, 2021	June 30, 2021
Interest Receivable (3)	$11	$11
Other Receivables (4)	3	2
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide.
NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 95.17% and 94.82% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of September 30, 2021 and June 30, 2021, respectively, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.
On December 30, 2019, NMMB executed a dividend recapitalization whereby Prospect invested $15,100 of a first lien term loan to repay NMMB’s existing term loan, provide a shareholder distribution, and pay fees and expenses. As part of the recapitalization, Prospect converted its Series A and Series B preferred securities into 92.42% common equity and received a dividend distribution of $2,797.

	Three Months Ended
	September 30, 2021	September 30, 2020
Interest Income
Interest Income from NMMB	$131	$135
Total Interest Income	$131	$135
Managerial Assistance (1)	$100	$100
(1) No income recognized by Prospect. MA payments were paid from NMMB to Prospect and subsequently remitted to PA.

	Three Months Ended
	September 30, 2021	September 30, 2020
Repayment of loan receivable
Repayment from NMMB	$38	$38
Total Repayment of loan receivable (2)	$38	$38
(2) During the three months ended September 30, 2021 and September 30, 2020, Prospect received partial repayments totaling $38 and $38, respectively, for our Senior Secured Notes outstanding with NMMB, Inc.

	As of
	September 30, 2021	June 30, 2021
Interest Receivable (3)	$1	$1
Other Receivables (4)	1	—
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB.

Pacific World Corporation
Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.97% and 99.97% ownership interest of Pacific World as of September 30, 2021 and June 30, 2021, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.

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

	Three Months Ended
	September 30, 2021	September 30, 2020
Interest Income	$1,124	$1,141

	Three Months Ended
	September 30, 2021	September 30, 2020
Additions (1)	$2,000	$—
Interest Income Capitalized as PIK	683	634
(1) During the three months ended September 30, 2021, Prospect provided $2,000 of debt financing to Pacific World to fund working capital needs.

	As of
	September 30, 2021	June 30, 2021
Interest Receivable (2)	$334	$36
Other Receivables (3)	49	37
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

	Three Months Ended
	September 30, 2021	September 30, 2020
Interest Income	$716	$716
Managerial Assistance (1)	45	45
Reimbursement of Legal, Tax, etc.(2)	4	—
(1) No income recognized by Prospect. MA payments were paid from R-V to Prospect and subsequently remitted to PA.
(2) Paid from R-V to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to R-V (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	As of
	September 30, 2021	June 30, 2021
Interest Receivable (3)	$8	$8
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

	Three Months Ended
	September 30, 2021	September 30, 2020
Interest Income	$593	$594
Managerial Assistance (1)	3	3
(1) No income recognized by Prospect. MA payments were paid from UTP to Prospect and subsequently remitted to PA.

	Three Months Ended
	September 30, 2021	September 30, 2020
Repayment of loan receivable	$8	$170

	As of
	September 30, 2021	June 30, 2021
Interest Receivable (2)	$6	$6
Other Receivables (3)	4	4
(2) Interest income recognized but not yet paid.
(3) Represents amounts due from UTP to Prospect for reimbursement of expenses paid by Prospect on behalf of UTP.
USES Corp.
On June 15, 2016, we provided additional $1,300 debt financing to USES Corp. (“United States Environmental Services” or “USES”) and its subsidiaries in the form of additional Term Loan A debt and, in connection with such Term Loan A debt

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

financing, USES issued to us 99,900 shares of its common stock. On June 29, 2016, we provided additional $2,200 debt financing to USES and its subsidiaries in the form of additional Term Loan A debt and, in connection with such Term Loan A debt financing, USES issued to us 169,062 shares of its common stock. As a result of such debt financing and recapitalization, as of June 29, 2016, we held 268,962 shares of USES common stock representing a 99.96% common equity ownership interest in USES. As such, USES became a controlled company on June 30, 2016.

	Three Months Ended
	September 30, 2021	September 30, 2020
Interest Income	$51	$—

	As of
	September 30, 2021	June 30, 2021
Interest Receivable (1)	$1	$1

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

	Three Months Ended
	September 30, 2021	September 30, 2020
Interest Income
Interest Income from Valley	$280	$280
Interest Income from Valley Electric	1,498	1,498
Total Interest Income	$1,778	$1,778
Other Income
Residual Profit Interest	$167	$167
Total Other Income	$167	$167
Managerial Assistance (1)	$150	$150
(1) No income recognized by Prospect. MA payments were paid from Valley Electric to Prospect and subsequently remitted to PA.

	As of
	September 30, 2021	June 30, 2021
Interest Receivable (2)	$20	$20
Other Receivables (3)	2	2
(2) Interest income recognized but not yet paid.
(3) Represents amounts due from Valley Electric to Prospect for reimbursement of expenses paid by Prospect on behalf of Valley Electric.

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
We are not aware of any material legal proceedings as of September 30, 2021.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 16. Financial Highlights
The following is a schedule of financial highlights for the three months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,
	2021		2020
Per Share Data
Net asset value per common share at beginning of period	$9.81		$8.18
Net investment income(1)	0.21		0.15
Net realized and change in unrealized gains(1)	0.33		0.30
Net increase from operations	0.54		0.45
Distributions of net investment income to preferred stockholders	(0.01)		—
Distributions of net investment income to common stockholders	(0.18)	(8)	(0.15)	(8)
Return of Capital to common stockholders	—	(8)	(0.03)	(8)
Common stock transactions(2)	(0.01)		(0.05)
Offering costs from issuance of preferred stock	(0.03)		—
Net asset value per common share at end of period	$10.12		$8.40

Per common share market value at end of period	$7.70		$5.03
Total return based on market value(3)	(6.06%)		2.15%
Total return based on net asset value(3)	5.59%		6.57%
Shares of common stock outstanding at end of period	389,504,713		378,776,958
Weighted average shares of common stock outstanding	388,886,142		375,910,891

Ratios/Supplemental Data
Net assets at end of period	$3,943,263		$3,181,027
Portfolio turnover rate	5.13%		2.79%
Annualized ratio of operating expenses to average net assets applicable to common shares(7)	9.09%		10.95%
Annualized ratio of net investment income to average net assets applicable to common shares(7)	8.40%		7.38%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2021:

	Year Ended June 30,
	2021		2020		2019	2018	2017
Per Share Data
Net asset value per common share at beginning of year	$8.18		$9.01		$9.35	$9.32	$9.62
Net investment income(1)	0.75		0.72		0.85	0.79	0.85
Net realized and change in unrealized gains (losses)(1)	1.77		(0.76)		(0.46)	0.04	(0.15)
Net increase (decrease) from operations	2.52		(0.04)		0.39	0.83	0.70
Distributions of net investment income to common stockholders	(0.69)	(6)	(0.49)	(6)	(0.72)	(0.77)	(1.00)
Distributions of net investment income to preferred stockholders	—	(4)	—		—	—	—
Return of capital to common stockholders	(0.03)	(8)	(0.23)	(6)	—	—	—
Common stock transactions(2)	(0.11)		(0.07)		(0.01)	(0.03)	—	(4)
Offering costs from issuance of preferred stock	(0.04)		—		—	—	—
Net asset value per common share at end of year	$9.81	(5)	$8.18		$9.01	$9.35	$9.32

Per share market value at end of year	$8.39		$5.11		$6.53	$6.71	$8.12
Total return based on market value(3)	85.53%		(11.35%)		8.23%	(7.42%)	16.80%
Total return based on net asset value(3)	35.52%		2.84%		7.17%	12.39%	8.98%
Shares of common stock outstanding at end of year	388,419,573		373,538,499		367,131,025	364,409,938	360,076,933
Weighted average shares of common stock outstanding	382,705,106		368,094,299		365,984,541	361,456,075	358,841,714

Ratios/Supplemental Data
Net assets at end of year	$3,945,517		$3,055,861		$3,306,275	$3,407,047	$3,354,952
Portfolio turnover rate	14.64%		16.46%		10.86%	30.70%	23.65%
Ratio of operating expenses to average net assets(7)	9.98%		11.37%		11.65%	11.08%	11.57%
Ratio of net investment income to average net assets(7)	8.24%		8.44%		9.32%	8.57%	8.96%
(1)Per share data amount is based on the basic weighted average number of common shares outstanding for the year/period presented (except for dividends to stockholders which is based on actual rate per share).
(2)Common stock transactions include the effect of our issuance of common stock in public offerings (net of underwriting and offering costs), shares issued in connection with our common stock dividend reinvestment plan, common shares issued to acquire investments, common shares repurchased below net asset value pursuant to our Repurchase Program, and common shares issued pursuant to the Holder Optional Conversion of our 5.50% Preferred Stock.
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
(4)Amount is less than $0.01.
(5)Does not foot due to rounding.
(6)The amounts reflected for the respective fiscal periods were updated based on tax information received subsequent to our Form 10-K filing for the year ended June 30, 2020 and our Form 10-Q filing for September 30, 2020. Certain reclassifications have been made in the presentation of prior period amounts. See Note 2 and Note 12 within the accompanying notes to the consolidated financial statements for further discussion.
(7)The amounts reflected for the respective fiscal periods do not reflect the effect of dividend payments to preferred shareholders.
(8)Not finalized for the respective fiscal period. Refer to Note 12.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ended June 30, 2022:

	Investment Income		Net Investment Income		Net Realized and Unrealized (Losses) Gains		Net Increase (Decrease) in Net Assets from Operations Attributable to Common Stockholders
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2019	$161,883	$0.44	$71,060	$0.19	$(52,995)	$(0.14)	$18,065	$0.05
December 31, 2019	161,917	0.44	67,885	0.18	(79,088)	(0.21)	(11,203)	(0.03)
March 31, 2020	154,501	0.42	68,476	0.19	(254,175)	(0.70)	(185,699)	(0.51)
June 30, 2020	145,229	0.39	58,273	0.16	104,340	0.28	162,613	0.44

September 30, 2020	$142,880	$0.38	$57,545	$0.15	$110,201	$0.30	$167,746	$0.45
December 31, 2020	172,292	0.45	81,561	0.21	224,406	0.60	305,921	0.80
March 31, 2021	159,456	0.41	73,402	0.19	173,006	0.45	246,008	0.64
June 30, 2021	157,339	0.41	73,229	0.19	170,457	0.44	242,421	0.62

September 30, 2021	$169,474	$0.44	$81,369	$0.21	$130,762	$0.34	$209,724	$0.54
(1)Per share amounts are calculated using the basic weighted average number of common shares outstanding for the period presented and does not reflect the assumed conversion of dilutive securities (basic earnings per common share). The sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.
(2)Amount is less than $0.01.
Note 18. Subsequent Events
Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements other than those disclosed below.
On October 8, 2021, we commenced a tender offer to purchase for cash any and all of the $81,389 aggregate principal amount of our outstanding 6.375% 2024 Notes at a purchase price of $107.750, plus accrued and unpaid interest (the “6.375% 2024 Notes October Tender Offer”). The 6.375% 2024 Notes October Tender Offer expired at 5:00 p.m., New York City time, on October 15, 2021. As of the settlement date, $149 aggregate principal amount of the 6.375% 2024 Notes were validly tendered and accepted. Following settlement of the 6.375% 2024 Notes October Tender Offer on October 20, 2021, approximately $81,240 aggregate principal amount of the 6.375% 2024 Notes remains outstanding.
On October 18, 2021, we provided a new $65,000 First Lien Term Loan investment, a new $22,609 Delayed Draw Term Loan commitment, and a new $4,239 Revolving Line of Credit commitment to BCPE Osprey Buyer, Inc., a provider of marketplace and software solutions to hospitals and health systems. The Delayed Draw Term Loan and Revolving Line of Credit were unfunded at close.
On October 21, 2021, we amended our investment in PeopleConnect Intermediate, LLC whereby we provided an incremental $60,775 Senior Secured Term Loan investment, purchased an additional $21,230 Senior Secured Term Loan investment from a third party, and eliminated our $8,918 unfunded revolving line of credit commitment.
During the period from October 21, 2021 through October 27, 2021, we received partial repayments of $83,581 of our Senior Secured Term Loan A outstanding with NPRC and its wholly-owned subsidiaries.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

On November 8, 2021, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
December 2021	12/15/2021	1/3/2022	$0.114583
January 2022	1/19/2022	2/1/2022	$0.114583
February 2022	2/16/2022	3/1/2022	$0.114583
On November 8, 2021, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
November 2021 - January 2022	1/19/2022	2/1/2022	$0.334375
On November 8, 2021, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
November 2021	11/26/2021	12/23/2021	$0.0600
December 2021	12/29/2021	1/20/2022	$0.0600
January 2022	1/27/2022	02/17/2022	$0.0600

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

On May 15, 2007, we formed a wholly owned subsidiary Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Our wholly owned subsidiary Prospect Small Business Lending, LLC (“PSBL”) was formed on January 27, 2014, and purchased small business whole loans from online small business loan originators, including On Deck Capital, Inc. (“OnDeck”). On September 30, 2014, we formed a wholly-owned subsidiary Prospect Yield Corporation, LLC (“PYC”) and effective October 23, 2014, PYC holds a portion of our collateralized loan obligations (“CLOs”), which we also refer to as subordinated structured notes (“SSNs”). Each of these subsidiaries have been consolidated since operations commenced.
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
Purchasing Controlling Equity Positions and Lending to Real Estate Companies - We purchase debt and controlling equity positions in tax-efficient real estate investment trusts (“REIT” or “REITs”). The real estate investments of National Property REIT Corp. (“NPRC”) are in various classes of developed and occupied real estate properties that generate current yields, including multi-family properties, and student housing. NPRC seeks to identify properties that have historically significant occupancy rates and recurring cash flow generation. NPRC generally co-invests with established and experienced property management teams that manage such properties after acquisition. Additionally, NPRC makes investments in rated secured structured notes (primarily debt of structured credit). NPRC also purchases loans originated by certain consumer loan facilitators. It purchases each loan in its entirety (i.e., a “whole loan”). The borrowers are consumers, and the loans are typically serviced by the facilitators of the loans. Historically, this overall investment strategy has comprised approximately 10%-20% of our business.
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
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third-party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of September 30, 2021, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $2,486,474 and $3,046,090, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. We consolidate all wholly owned and substantially wholly owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
On June 11, 2021, at a special meeting of our stockholders, our stockholders authorized us to sell shares of our common stock (during the next 12 months) at a price or prices below our net asset value per share at the time of sale in one or more offerings, subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of its outstanding common stock immediately prior to such sale).

First Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended September 30, 2021, we acquired $315,156 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $86,722, funded $4,000 of revolver advances, and recorded PIK interest of $18,790, resulting in gross investment originations of $424,668. During the three months ended September 30, 2021, we received full repayments totaling $269,230, received $32 of revolver paydowns, and received $54,738 in partial prepayments, scheduled principal amortization payments, and return of capital distributions, resulting in net repayments of $324,000.

Debt Issuances and Redemptions
During the three months ended September 30, 2021, we repaid $671 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. In order to replace short maturity debt with longer-term debt, we redeemed $213,533 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 5.10%. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2021 was $3,719.
During the three months ended September 30, 2021, we issued $87,657 aggregate principal amount of Prospect Capital InterNotes® with a weighted average stated interest rate of 3.35%, to extend our borrowing base. The newly issued notes mature between July 15, 2026 and September 15, 2051 and generated net proceeds of $85,472.
During the three months ended September 30, 2021, we increased total commitments to the Revolving Credit Facility by $170,000 to $1,277,500 in the aggregate.
On August 26, 2021, we commenced a tender offer to purchase for cash up to $60,000 aggregate principal outstanding amount of the 2022 Notes at the purchase price of $102.50, plus accrued and unpaid interest (“2022 Notes August 2021 Tender Offer”). On September 24, 2021, $50,554 aggregate principal amount of the 2022 Notes, representing 45.52% of the previously outstanding 2022 Notes, were validly tendered and accepted. The 2022 Notes August 2021 Tender Offer resulted in our recognizing a loss of $1,584.

On September 30, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on October 15, 2028 (the “3.437% 2028 Notes”). The 3.437% 2028 Notes bear interest at a rate of 3.437% per year, payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2022. Total proceeds from the issuance of the 3.437% 2028 Notes, net of underwriting discounts and offering costs, were $291,798.

Equity Issuances
On July 12, 2021, we entered into an underwriting agreement by and among us, Prospect Capital Management L.P., Prospect Administration LLC, and Morgan Stanley & Co. LLC, RBC Capital Markets, LLC and UBS Securities LLC, as representatives of the underwriters, relating to the offer and sale of 6,000,000 shares, or $150,000 in aggregate liquidation preference, of our 5.35% Series A Fixed Rate Cumulative Perpetual Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock” or “5.35% Preferred Stock”), at a public offering price of $25.00 per share. Pursuant to the Underwriting Agreement, we also granted the underwriters a 30-day option to purchase up to an additional 900,000 shares of Series A Preferred Stock solely to cover over-allotments. The offering closed on July 19, 2021.
On July 22, 2021, August 19, 2021, and September 23, 2021, we issued 339,245, 360,741, and 379,182 shares of our common stock in connection with the dividend reinvestment plan, respectively.
At any time prior to the listing of the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”), the 5.50% Series AA1 Preferred Stock (“Series AA1 Preferred Stock”) and the 5.50% Series A2 Preferred Stock (“Series A2 Preferred Stock,” and collectively, the “5.50% Preferred Stock”) on a national securities exchange, shares of the 5.50% Preferred Stock are convertible, at the option of the holder of the 5.50% Preferred Stock (the “Holder Optional Conversion”). During the three months ended September 30, 2021, 2,150 shares of our Series A1 Preferred Stock were converted to 5,972 shares of our common stock, in connection with Holder Optional Conversions.

During the three months ended September 30, 2021, we issued 2,946,568 shares of our Series A1 Preferred Stock for net proceeds of $66,614, 173,506 shares of our Series M1 Preferred Stock for net proceeds of $4,234, and 6,000,000 shares of our Series A Preferred Stock for net proceeds of $145,275, each excluding offering costs and preferred stock dividend reinvestments.

Investment Holdings
At September 30, 2021, we have $6,430,707, or 163.1%, of our net assets applicable to common shares invested in 124 long-term portfolio investments and CLOs.
Our annualized current yield was 11.6% and 11.7% as of September 30, 2021 and June 30, 2021, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 9.0% and 9.2% as of September 30, 2021 and June 30, 2021, respectively, across all investments. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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
As of September 30, 2021, we own controlling interests in the following portfolio companies: CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”); Kickapoo Ranch Pet Resort (“Kickapoo”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); R-V Industries, Inc. (“R-V”); Universal Turbine Parts, LLC (“UTP”); USES Corp. (“United States Environmental Services” or “USES”); and Valley Electric Company, Inc. (“Valley Electric”). In June 2019, CP Energy purchased a controlling interest of the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $15,656 in senior secured term loans (the “Spartan Term Loan A”) due to us as of September 30, 2021. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, we report our investments in Spartan as control investment. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loan A.
As of September 30, 2021, we also own affiliated interests in Nixon, Inc. (“Nixon”), PGX Holdings, Inc. (“PGX”), RGIS Services, LLC, (“RGIS”), and Targus Cayman HoldCo Limited (“Targus”).
The following shows the composition of our investment portfolio by level of control as of September 30, 2021 and June 30, 2021:

	September 30, 2021				June 30, 2021
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$2,486,474	40.4%	$3,046,090	47.4%	$2,482,431	41.0%	$2,919,717	47.1%
Affiliate Investments	219,229	3.6%	379,057	5.9%	202,943	3.3%	356,734	5.8%
Non-Control/Non-Affiliate Investments	3,444,630	56.0%	3,005,560	46.7%	3,372,750	55.7%	2,925,327	47.1%
Total Investments	$6,150,333	100.0%	$6,430,707	100.0%	$6,058,124	100.0%	$6,201,778	100.0%

The following shows the composition of our investment portfolio by type of investment as of September 30, 2021 and June 30, 2021:

	September 30, 2021				June 30, 2021
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Revolving Line of Credit	$31,490	0.5%	$31,479	0.5%	$27,522	0.5%	$27,503	0.4%
Senior Secured Debt	3,188,781	51.8%	3,145,295	48.9%	3,166,861	52.2%	3,128,845	50.5%
Subordinated Secured Debt	1,151,509	18.7%	1,061,102	16.5%	1,069,767	17.7%	981,425	15.8%
Subordinated Unsecured Debt	7,200	0.1%	4,114	0.1%	7,200	0.1%	3,715	0.1%
Subordinated Structured Notes	1,074,751	17.6%	750,769	11.6%	1,090,175	18.0%	756,109	12.2%
Preferred Stock	308,713	5.0%	19,404	0.3%	308,713	5.1%	23,056	0.4%
Common Stock	207,662	3.4%	1,010,026	15.7%	207,661	3.4%	894,819	14.4%
Membership Interest	180,227	2.9%	366,388	5.7%	180,225	3.0%	349,942	5.6%
Participating Interest(1)	—	—%	42,130	0.7%	—	—%	36,364	0.6%
Total Investments	$6,150,333	100.0%	$6,430,707	100.0%	$6,058,124	100.0%	$6,201,778	100.0%
(1)Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.
The following shows our investments in interest bearing securities by type of investment as of September 30, 2021 and June 30, 2021:

	September 30, 2021				June 30, 2021
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien	$3,220,271	59.0%	$3,176,774	63.6%	$3,194,383	59.7%	$3,156,348	64.4%
1.5 Lien	—	—%	—	—%	18,164	0.3%	18,164	0.4%
Second Lien	1,147,559	21.0%	1,057,162	21.2%	1,047,653	19.5%	959,311	19.6%
Third Lien	3,950	0.1%	3,940	0.1%	3,950	0.1%	3,950	0.1%
Unsecured	7,200	0.1%	4,114	0.1%	7,200	0.1%	3,715	0.1%
Subordinated Structured Notes	1,074,751	19.8%	750,769	15.0%	1,090,175	20.3%	756,109	15.4%
Total Interest Bearing Investments	$5,453,731	100.0%	$4,992,759	100.0%	$5,361,525	100.0%	$4,897,597	100.0%

The following shows the composition of our investment portfolio by industry as of September 30, 2021 and June 30, 2021:

	September 30, 2021				June 30, 2021
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$103,248	1.7%	$81,621	1.3%	$98,144	1.6%	$84,240	1.4%
Air Freight & Logistics	—	—%	—	—%	12,500	0.2%	12,500	0.2%
Auto Components	95,231	1.5%	96,431	1.5%	75,323	1.2%	76,520	1.2%
Chemicals	—	—%	—	—%	28,745	0.5%	28,863	0.5%
Commercial Services & Supplies	272,373	4.4%	207,684	3.2%	257,617	4.3%	196,117	3.3%
Communications Equipment	59,727	1.0%	59,662	0.9%	59,709	1.0%	58,881	0.9%
Construction & Engineering	69,935	1.1%	142,919	2.2%	69,935	1.2%	149,695	2.4%
Consumer Finance	560,129	9.1%	821,494	12.9%	531,844	8.8%	771,601	12.4%
Distributors	272,194	4.4%	175,092	2.7%	272,672	4.5%	175,768	2.8%
Diversified Consumer Services	227,488	3.7%	356,310	5.5%	211,193	3.5%	339,633	5.5%
Diversified Financial Services	30,165	0.5%	30,165	0.5%	30,165	0.5%	30,165	0.5%
Diversified Telecommunication Services	68,245	1.1%	69,498	1.1%	66,333	1.1%	67,448	1.1%
Energy Equipment & Services	278,499	4.5%	83,832	1.3%	277,227	4.6%	83,204	1.3%
Entertainment	34,578	0.6%	34,851	0.5%	40,585	0.7%	40,928	0.7%
Equity Real Estate Investment Trusts (REITs)	636,801	10.4%	1,146,696	17.9%	656,911	10.8%	1,092,955	17.7%
Food Products	66,379	1.1%	66,948	1.0%	61,409	1.0%	61,948	1.0%
Health Care Equipment & Supplies	7,480	0.1%	6,970	0.1%	7,478	0.1%	6,721	0.1%
Health Care Providers & Services	591,655	9.6%	748,991	11.7%	583,369	9.6%	714,107	11.5%
Hotels, Restaurants & Leisure	24,277	0.4%	23,730	0.4%	24,502	0.4%	23,624	0.4%
Household Durables	35,690	0.6%	38,511	0.6%	12,913	0.2%	15,403	0.2%
Household Products	21,124	0.3%	21,124	0.3%	21,186	0.3%	21,186	0.3%
Insurance	21,925	0.4%	22,280	0.3%	21,911	0.4%	22,280	0.4%
Interactive Media & Services	174,977	2.8%	174,977	2.7%	180,127	3.0%	180,127	2.9%
Internet & Direct Marketing Retail	60,295	1.0%	60,398	0.9%	54,677	0.9%	56,114	0.9%
IT Services	278,403	4.5%	279,437	4.4%	260,899	4.3%	261,718	4.3%
Leisure Products	31,702	0.5%	31,564	0.5%	20,242	0.3%	20,287	0.3%
Machinery	102,708	1.7%	120,443	1.9%	97,853	1.6%	111,682	1.8%
Media	102,043	1.7%	120,695	1.9%	105,958	1.7%	107,819	1.7%
Online Lending	2,700	—%	2,700	—%	6,600	0.1%	6,600	0.1%
Paper & Forest Products	15,866	0.3%	15,735	0.2%	15,847	0.3%	15,815	0.3%
Personal Products	251,928	4.1%	70,770	1.1%	249,245	4.1%	71,097	1.1%
Professional Services	130,990	2.1%	131,120	2.0%	132,015	2.2%	132,058	2.1%
Real Estate Management & Development	—	—%	—	—%	—	—%	—	—%
Software	22,253	0.4%	22,500	0.3%	22,240	0.4%	22,500	0.4%
Technology Hardware, Storage & Peripherals	12,435	0.2%	12,500	0.2%	12,431	0.2%	12,500	0.2%
Textiles, Apparel & Luxury Goods	226,284	3.7%	253,673	3.9%	202,312	3.3%	225,359	3.6%
Trading Companies & Distributors	65,240	1.1%	27,517	0.4%	65,248	1.1%	27,106	0.4%
Transportation Infrastructure	30,415	0.5%	30,900	0.5%	30,384	0.5%	30,900	0.5%
Subtotal	$4,985,382	81.1%	$5,589,738	86.8%	$4,877,749	80.5%	$5,355,469	86.4%
Structured Finance(1)	$1,164,951	18.9%	$840,969	13.2%	$1,180,375	19.5%	$846,309	13.6%
Total Investments	$6,150,333	100.0%	$6,430,707	100.0%	$6,058,124	100.0%	$6,201,778	100.0%
(1) Our SSN investments do not have industry concentrations and as such have been separated in the tables above. As of September 30, 2021 and June 30, 2021, Structured Finance includes $90,200 and $90,200, respectively, of senior secured debt investments held through our investment in NPRC and its wholly-owned subsidiary.

Portfolio Investment Activity
Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans, though we also continue to close select junior debt and equity investments. For information regarding investment activity for the three months ended September 30, 2021 and September 30, 2020 are presented below:

	Three months ended September 30,
	2021	2020
Investments made in new portfolio companies	$315,156	$101,411
Follow-on investments made in existing portfolio companies (1)	86,722	53,389
Revolver advances	4,000	2,000
PIK interest	18,790	20,341
Total acquisitions	$424,668	$177,141

Acquisitions by portfolio composition
1st Lien Term Loan	$178,026	$128,695
Subordinated Secured Debt	246,642	20,959
Subordinated Unsecured Debt	—	1,294
Equity	—	26,193
Total acquisitions by portfolio composition	$424,668	$177,141

Investments sold	—	$—
Partial repayments (2)	54,738	47,145
Full repayments	269,230	97,488
Revolver paydowns	32	777
Total dispositions	$324,000	$145,410

Dispositions by portfolio composition
1st Lien Term Loan	$156,443	$130,346
Subordinated Secured Debt	167,557	14,918
Subordinated Unsecured Debt	—	145
Equity	—	1
Total dispositions by portfolio composition	$324,000	$145,410

Weighted average interest rates for new investments by portfolio composition (3)
1st Lien Term Loan	8.10%	9.54%
Subordinated Secured Debt	11.47%	8.61%
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $6,430,707.
Our portfolio companies are generally lower middle-market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.
Impact of the novel coronavirus (the “COVID-19”) pandemic
As of September 30, 2021, there remains to be global uncertainty surrounding the COVID-19 pandemic, which has caused severe disruptions in the global economy and has negatively impacted the fair value and performance of certain investments since the pandemic began. For the three months ended September 30, 2021, the aggregate increases in fair value and net unrealized depreciation on investments were driven by the expansion of comparable company trading multiples and/or tightened credit spreads as the level of market volatility generated by the COVID-19 pandemic declined over the three month period. For certain investments in our portfolio, the valuations continue to reflect factors such as specific industry concerns, uncertainty about the duration of business shutdowns and near-term liquidity needs.

Control Company Investments
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the three months ended September 30, 2021.
First Tower Finance Company LLC

Prospect owns 100% of the equity of First Tower Delaware, a consolidated holding company. First Tower Delaware owns 80.1% of First Tower Finance. First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.

The fair value of our investment in First Tower increased to $611,228 as of September 30, 2021, representing a premium of $251,905 to its amortized cost basis compared to a fair value of $592,356 as of June 30, 2021, a premium of $236,502 to its amortized cost. The increase in premium to amortized cost was driven by strong financial performance.

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

The fair value of our investment in InterDent increased to $451,344 as of September 30, 2021, a premium of $156,583 to its amortized cost basis compared to a fair value of $412,339 as of June 30, 2021, a premium of $129,650 to its amortized cost. The increase in premium to amortized cost was driven by strong financial performance.

National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties, self-storage, and student housing properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly owned subsidiaries, NPRC invests in online consumer loans and RSSNs. As of September 30, 2021, we own 100% of the fully-diluted common equity of NPRC.
During the three months ended September 30, 2021, we received partial repayments of $33,900 of our loans previously outstanding with NPRC and provided $9,890 of debt financing to NPRC to provide working capital.

The online consumer loan investments held by certain of NPRC’s wholly owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 36 to 84 months. As of September 30, 2021, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 1,140 individual loans and residual interest in two securitizations, and had an aggregate fair value of $6,701. The average outstanding individual loan balance is approximately $4 and the loans mature on dates ranging from October 1, 2021 to April 19, 2025 with a weighted-average outstanding term of 16 months as of September 30, 2021. Fixed interest rates range from 6.0% to 36.0% with a weighted-average current interest rate of 20.3%. As of September 30, 2021, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $2,700.
As of September 30, 2021, based on outstanding principal balance, 20.7% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 40.2% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 39.1% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$987	$969	7.0% - 20.5%	12.3%
Prime	1,914	1,840	6.0% - 32.0%	18.1%
Near Prime	1,863	1,872	6.0% - 36.0%	26.8%
*Weighted by outstanding principal balance of the online consumer loans.

The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of September 30, 2021, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 37 investments with a fair value of $212,520 and face value of $221,942. The average outstanding note is approximately $5,998 with an expected maturity date ranging from April 2026 to April 2029 and weighted-average expected maturity of 6 years as of September 30, 2021. Coupons range from three-month LIBOR (“3ML”) plus 5.45% to 9.45% with a weighted-average coupon of 3ML + 7.16%. As of September 30, 2021, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $90,200.
As of September 30, 2021, based on outstanding notional balance, 24% of the portfolio was invested in Single - B rated tranches and 76% of the portfolio in BB rated tranches.
As of September 30, 2021, our investment in NPRC and its wholly-owned subsidiaries had an amortized cost of $729,701 and a fair value of $1,239,596, including our investment in online consumer lending and rated secured structured notes as discussed above. The fair value of $1,146,696 related to NPRC’s real estate portfolio was comprised of fifty-one multi-family properties, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of September 30, 2021.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	13,495
3	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	10,925
4	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,297
5	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	23,722
6	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	16,855
7	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	13,534
8	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	18,410
9	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	12,952
10	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
11	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
12	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	84,048
13	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	15,339
14	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,505
15	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	29,581
16	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	16,831
17	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	17,066
18	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	24,411
19	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	18,984
20	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,577
21	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	25,821
22	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	43,052
23	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
24	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
25	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
26	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
27	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	51,087
28	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
29	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	14,679

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
30	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
31	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
32	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
33	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	54,722
34	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,993
35	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
36	Laurel Pointe Holdings, LLC	Forest Park, GA	5/9/2018	33,005	26,400
37	Bradford Ridge Holdings, LLC	Forest Park, GA	5/9/2018	12,500	10,000
38	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
39	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	39,525
40	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	19,335
41	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
42	Ashwood Ridge Holdings LLC	Jonesboro, GA	9/21/2018	9,600	7,300
43	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
44	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
45	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
46	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
47	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	30,127
48	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	14,662
49	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
50	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	27,590
51	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
52	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
53	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	39,105
54	NPRC Grayson LLC	Grayson, GA	12/14/2020	47,860	35,895
55	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
56	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
57	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000
58	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
59	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	38,175
60	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	16,950
61	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	31,050
62	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	33,825
				2,322,181	1,937,492
The fair value of our investment in NPRC increased to $1,239,596 as of September 30, 2021, a premium of $509,895 from its amortized cost basis compared to a fair value of $1,189,755 as of June 30, 2021, representing a premium of $436,044. The increase in premium is primarily driven by compression of capitalization rates and, to a lesser extent, growth in net operating income in our real estate portfolio.

NMMB, Inc.

Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 95.17% and 94.82% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of September 30, 2021 and June 30, 2021, respectively, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.

The fair value of our investment in NMMB increased to $63,726 as of September 30, 2021, representing a premium of $46,021 to its amortized cost basis, compared to a fair value of $46,888 as of June 30, 2021, representing a premium of $29,145 to its amortized cost basis. The increase to the premium was driven by strong financial performance.

Our controlled investments, including those discussed above, are valued at $559,616 above their amortized cost as of September 30, 2021.

Affiliate and Non-Control Company Investments

We hold three affiliate investments at September 30, 2021 with a total fair value of $379,057, a premium of $159,828 from their combined amortized cost, compared to a fair value of $356,734 as of June 30, 2020, representing a $153,791 premium to its amortized cost. The increase in premium is primarily driven by our investment in Targus Cayman HoldCo Limited (“Targus”), which is valued at a premium of $28,493 as of September 30, 2021 compared to a premium of $23,400 as of June 30, 2021. The increase in Targus’s premium to amortized cost was driven by strong financial performance.

With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. However, as of September 30, 2021, two of our non-control/ non-affiliate investments, Engine Group, Inc. (“Engine”) and USC are valued at discounts to amortized cost of $27,369 and $96,818, respectively. As of September 30, 2021, our CLO investment portfolio is valued at a $323,982 discount to amortized cost. Excluding Engine, USC, and the CLO investment portfolio, the fair value of our non-control/non-affiliate investments at September 30, 2021 are valued at $9,099 above their amortized cost and did not experience significant changes in operating performance or value.

Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of September 30, 2021 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in April 2017 (with a follow-on issuance in May 2018) and March 2019; Public Notes which we issued in March 2013, October 2018, December 2018 (and from time to time through our 2029 Notes Follow-on Program), January 2021, May 2021 and September 2021; and Prospect Capital InterNotes® which we issue from time to time. As of September 30, 2021, our equity capital is comprised of common and preferred equity.
The following table shows our outstanding debt as of September 30, 2021.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value(1)		Effective Interest Rate
Revolving Credit Facility(2)	$84,537	$10,945	$84,537	(3)	$84,537		1ML+2.05%	(6)

2022 Notes	60,501	324	60,177		62,014	(4)	5.64%	(7)
2025 Notes	156,168	3,092	153,076		170,759	(4)	6.63%	(7)
Convertible Notes	216,669		213,253		232,773

6.375% 2024 Notes	81,389	426	80,963		88,238	(4)	6.57%	(7)
2023 Notes	284,219	1,202	283,017		301,778	(4)	6.07%	(7)
2026 Notes	400,000	8,469	391,531		412,060	(4)	3.98%	(7)
3.364% 2026 Notes	300,000	6,969	293,031		305,097	(4)	3.60%	(7)
3.437% 2028 Notes	300,000	8,202	291,798		291,852	(4)	3.60%	(7)
2029 Notes	69,170	2,100	67,070		70,346	(4)	7.38%	(7)
Public Notes	1,434,778		1,407,410		1,469,371

Prospect Capital InterNotes®	382,164	8,814	373,350		445,191	(5)	6.17%	(8)
Total	$2,118,148		$2,078,550		$2,231,872
(1)As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of September 30, 2021.
(2)The maximum draw amount of the Revolving Credit facility as of September 30, 2021 is $1,277,500.
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
(7)The effective interest rate is equal to the effect of the stated interest, the accretion of original issue discount and amortization of debt issuance costs. For the 2029 Notes, the rate presented is a combined effective interest rate of their respective original Note issuances and Note Follow-on Programs.
(8)For the Prospect Capital InterNotes®, the rate presented is the weighted average effective interest rate. Interest expense and deferred debt issuance costs, which are amortized on a straight-line method over the stated life of the obligation which approximates level yield, are weighted against the average year-to-date principal balance.
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of September 30, 2021.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$84,537	$—	$—	$84,537	$—
Convertible Notes	216,669	60,501	—	156,168	—
Public Notes	1,434,778	—	365,608	400,000	669,170
Prospect Capital InterNotes®	382,164	—	662	48,454	333,048
Total Contractual Obligations	$2,118,148	$60,501	$366,270	$689,159	$1,002,218
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2021:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$356,937	$—	$—	$356,937	$—
Convertible Notes	267,223	—	111,055	156,168	—
Public Notes	1,134,778	—	365,608	400,000	369,170
Prospect Capital InterNotes®	508,711	—	11,744	51,822	445,145
Total Contractual Obligations	$2,267,649	$—	$488,407	$964,927	$814,315
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

On September 9, 2019, we amended the 2018 Facility and closed an expanded revolving credit facility (the “2019 Facility”). The lenders had extended commitments of $1,077,500 as of March 31, 2021. The 2019 Facility included an accordion feature which allowed commitments to be increased up to $1,500,000 in the aggregate.

On April 28, 2021, we amended the 2019 Facility and closed an expanded five year revolving credit facility (the “2021 Facility” and collectively with the 2014 Facility, the 2018 Facility, and the 2019 Facility, the “Revolving Credit Facility”). The lenders had extended commitments of $1,277,500 as of September 30, 2021. The 2021 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The Revolving Credit Facility matures on April 27, 2026. It includes a revolving period that extends through April 27, 2025, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due, if required by the lenders.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The Revolving Credit Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. The Revolving Credit Facility also requires the maintenance of a minimum liquidity requirement. As of September 30, 2021, we were in compliance with the applicable covenants.
Interest on borrowings under the 2021 Facility is one-month LIBOR plus 205 basis points. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 40 basis points if more than 60% of the credit facility is drawn, or 70 basis points if more than 35% and an amount less than or equal to 60% of the credit facility is drawn, or 150 basis points if an amount less than or equal to 35% of the credit facility is drawn. The 2021 Facility requires us to pledge assets as collateral in order to borrow under the credit facility.
For the three months ended September 30, 2021 and September 30, 2020, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Three Months Ended September 30,
	2021	2020
Average stated interest rate	2.14%	2.37%
Average outstanding balance	$436,780	$377,113

As of September 30, 2021 and June 30, 2021, we had $1,021,769 and $640,853, respectively, available to us for borrowing under the Revolving Credit Facility, net of $84,537 and $356,937 outstanding borrowings as of the respective balance sheet dates. As of September 30, 2021, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,871,007, which represents 28.9% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $1,277,500. The release of any assets from PCF requires the approval of the facility agent.

In connection with the origination and amendments of the Revolving Credit Facility, we incurred $15,978 of new fees and $7,509 were carried over from the previous facilities, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of September 30, 2021, $10,945 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended September 30, 2021 and September 30, 2020, we recorded $4,569 and $4,633, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On March 16, 2021, we commenced a tender offer to purchase for cash up to $30,000 aggregate principal outstanding amount of the 2022 Notes at the purchase price of $102.00, plus accrued and unpaid interest (“2022 Notes March 2021 Tender Offer”). On April 13, 2021, $50 aggregate principal amount of the 2022 Notes, representing 0.05% of the previously outstanding 2022 Notes, were validly tendered and accepted. The 2022 Notes March 2021 Tender Offer resulted in our recognizing a loss of $1.
On August 26, 2021, we commenced a tender offer to purchase for cash up to $60,000 aggregate principal outstanding amount of the 2022 Notes at the purchase price of $102.50, plus accrued and unpaid interest (“2022 Notes August 2021 Tender Offer”). On September 24, 2021, $50,554 aggregate principal amount of the 2022 Notes, representing 45.52% of the previously outstanding 2022 Notes, were validly tendered and accepted. The 2022 Notes August 2021 Tender Offer resulted in our recognizing a loss of $1,584. As of September 30, 2021, the outstanding aggregate principal amount of the 2022 Notes is $60,501.
On March 1, 2019, we issued $175,000 aggregate principal amount of senior convertible notes that mature on March 1, 2025 (the “2025 Notes”), unless previously converted or repurchased in accordance with their terms. We granted the underwriters a 13-day over-allotment option to purchase up to an additional $26,250 aggregate principal amount of the 2025 Notes. The underwriters fully exercised the over-allotment option on March 11, 2019 and we issued $26,250 aggregate principal amount of 2025 Notes at settlement on March 13, 2019. The 2025 Notes bear interest at a rate of 6.375% per year, payable semi-annually on March 1 and September 1 each year, beginning September 1, 2019. Total proceeds from the issuance of the 2025 Notes, net of underwriting discounts and offering costs, were $198,674.

On December 28, 2020, we commenced a tender offer to purchase for cash up to $20,000 aggregate principal amount of the 2025 Notes at the purchase price of $111.00, plus accrued and unpaid interest (“2025 Notes December 2020 Tender Offer”). On January 27, 2021, $20,000 aggregate principal amount of the 2025 Notes, representing 9.94% of the previously outstanding 2025 Notes, were validly tendered and accepted. The 2025 Notes December 2020 Tender Offer resulted in our recognizing a loss of $2,676 during the three months ended March 31, 2021. On February 16, 2021, we repurchased an additional $25,082 aggregate principal amount of the 2025 Notes, representing 13.84% of the previously outstanding 2025 Notes, at a price of $107.50, including commissions. As a result of this transaction, we recorded a loss of $2,466, in the amount of the difference between the reacquisition price and the net carrying amount of the 2025 Notes, net of the proportionate amount of unamortized debt issuance costs. As of September 30, 2021, the outstanding aggregate principal amount of the 2025 Notes is $156,168.

Certain key terms related to the convertible features for the 2022 Notes, and the 2025 Notes (collectively, the “Convertible Notes”) are listed below.

	2022 Notes	2025 Notes
Initial conversion rate(1)	100.2305	110.7420
Initial conversion price	$9.98	$9.03
Conversion rate at September 30, 2021(1)(2)	100.2305	110.7420
Conversion price at September 30, 2021(2)(3)	$9.98	$9.03
Last conversion price calculation date	4/11/2021	3/1/2021
Dividend threshold amount (per share)(4)	$0.083330	$0.060000
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

Interest accrues from the date of the original issuance of the Convertible Notes or from the most recent date to which interest has been paid or duly provided. Upon conversion, the holder will receive a separate cash payment with respect to the notes surrendered for conversion representing accrued and unpaid interest to, but not including, the conversion date. Any such payment will be made on the settlement date applicable to the relevant conversion on the Convertible Notes. If a holder converts the Convertible Notes after a record date for an interest payment but prior to the corresponding interest payment date, the holder will receive shares of our common stock based on the conversion formula described above, a cash payment representing accrued and unpaid interest through the record date in the normal course and a separate cash payment representing accrued and unpaid interest from the record date to the conversion date.
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
In connection with the issuance of the Convertible Notes, we recorded a discount of $3,369 and debt issuance costs of $9,035 which are being amortized over the terms of the Convertible Notes. As of September 30, 2021, $1,905 of the original issue discount and $1,511 of the debt issuance costs remain to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended September 30, 2021 and September 30, 2020, we recorded $4,235 and $6,865, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.

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
On November 17, 2020, we commenced a tender offer to purchase for cash up to $30,000 aggregate principal amount of the 2023 Notes at the purchase price of $105.00, plus accrued and unpaid interest (“2023 Notes November Tender Offer”). On December 15, 2020, $36,644 aggregate principal amount of the 2023 Notes were tendered, of which, $30,000 aggregate principal amount, representing 9.38% of the previously outstanding 2023 Notes, were validly accepted pursuant to the applicable 2023 Notes November Tender Offer (applying a proration factor of approximately 82.27%). The 2023 Notes November Tender Offer resulted in our recognizing a loss of $1,694 during the three months ended December 31, 2020.
On March 9, 2021, we commenced a tender offer to purchase for cash any and all of the $290,000 aggregate principal amount of the 2023 Notes at the purchase price of $104.25, plus accrued and unpaid interest (“2023 Notes March 9, 2021 Tender Offer”). On March 15, 2021, $4,219 aggregate principal amount of the 2023 Notes were tendered, representing 1.45% of the previously outstanding 2023 Notes. On March 23, 2021, we commenced a tender offer to purchase for cash any and all of the $285,781 aggregate principal amount of the 2023 Notes at the purchase price of $104.20, plus accrued and unpaid interest (“2023 Notes March 23, 2021 Tender Offer”). On March 29, 2021, $726 aggregate principal amount of the 2023 Notes were tendered, representing 0.25% of the previously outstanding 2023 Notes. The 2023 Notes March 9, 2021 Tender Offer and the 2023 Notes March 23, 2021 Tender Offer resulted in our recognizing a loss of $234 during the three months ended March 31, 2021.

On April 7, 2021, we commenced a tender offer to purchase for cash up to $30,000 aggregate principal amount of the 2023 Notes at the purchase price of $104.15, plus accrued and unpaid interest (“2023 Notes April 2021 Tender Offer”). On May 4, 2021, $836 aggregate principal amount of the 2023 Notes were tendered, representing 0.29% of the previously outstanding 2023 Notes. The 2023 Notes April 2021 Tender Offer resulted in our recognizing a loss of $43 during the three months ended June 30, 2021. As of September 30, 2021, the outstanding aggregate principal amount of the 2023 Notes is $284,219.
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
On June 15, 2021, we redeemed $70,761 of the aggregate principal amount of the 2028 Notes. The transaction resulted in our recognizing a loss of $1,934 during the three months ended June 30, 2021. Following the redemption, none of the 2028 Notes remained outstanding.
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
On April 7, 2021, we commenced a tender offer to purchase for cash up to $30,000 aggregate principal amount of the 6.375% 2024 Notes at the purchase price of $107.50, plus accrued and unpaid interest (“6.375% 2024 Notes April 2021 Tender Offer”). On May 4, 2021, $226 aggregate principal amount of the 6.375% 2024 notes, representing 0.28% of the previously outstanding 6.375% 2024 Notes, were validly tendered and accepted. The 6.375% 2024 Notes April 2021 Tender Offer resulted in our recognizing a loss of $18 during the three months ended June 30, 2021. As of September 30, 2021, the outstanding aggregate principal amount of the 6.375% 2024 Notes is $81,389.
On December 5, 2018, we issued $50,000 aggregate principal amount of unsecured notes that mature on June 15, 2029 (the “2029 Notes”). The 2029 Notes bear interest at a rate of 6.875% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning March 15, 2019. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts and offering costs, were $48,057. On February 9, 2019, we entered into an ATM program with B. Riley FBR, Inc., BB&T Capital Markets, and Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2029 Notes (“2029 Notes ATM” or “2029 Notes Follow-on Program”). The 2029 Notes are listed on the NYSE and trade thereon under the ticker “PBC.” During the year ended June 30, 2019, we issued an additional $19,170 aggregate principal amount under the 2029 Notes ATM, for net proceeds of $18,523, after commissions and offering costs. As of September 30, 2021, the outstanding aggregate principal amount of the 2029 Notes is $69,170.

On January 22, 2021, we issued $325,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Original 2026 Notes”). The Original 2026 Notes bear interest at a rate of 3.706% per year, payable semi-annually on July 22, and January 22 of each year, beginning on July 22, 2021. Total proceeds from the issuance of the 2026 Notes, net of underwriting discounts and offering costs, were $317,720. On February 19, 2021, we issued an additional $75,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Additional 2026 Notes”, and together with the Original 2026 Notes, the “2026 Notes”). The Additional 2026 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2026 Notes and bear interest at a rate of 3.706% per year, payable semi-annually on July 22 and January 22 of each year, beginning July 22, 2021. Total proceeds from the issuance of the Additional 2026 Notes, net of underwriting discounts and offering costs, were $74,061. As of September 30, 2021, the outstanding aggregate principal amount of the 2026 Notes is $400,000.

On May 27, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on November 15, 2026 (the “3.364% 2026 Notes”). The 3.364% 2026 Notes bear interest at a rate of 3.364% per year, payable semi-annually on November 15, and May 15 of each year, beginning on November 15, 2021. Total proceeds from the issuance of the 3.364% 2026 Notes, net of underwriting discounts and offering costs, were $293,283. As of September 30, 2021, the outstanding aggregate principal amount of the 3.364% 2026 Notes is $300,000.
On September 30, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on October 15, 2028 (the “3.437% 2028 Notes”). The 3.437% 2028 Notes bear interest at a rate of 3.437% per year, payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2022. Total proceeds from the issuance of the 3.437% 2028 Notes, net of underwriting discounts and offering costs, were $291,798. As of September 30, 2021, the outstanding aggregate principal amount of the 3.437% 2028 Notes is $300,000.

The 2023 Notes, the 6.375% 2024 Notes, the 2029 Notes, the 2026 Notes, the 3.364% 2026 Notes, and the 3.437% 2028 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $16,318 and debt issuance costs of $19,008, which are being amortized over the term of the notes. As of September 30, 2021, $13,486 of the original issue discount and

$13,882 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended September 30, 2021 and September 30, 2020, we recorded $13,932 and $12,843, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
Prospect Capital InterNotes®
On February 16, 2012, we entered into a selling agent agreement (the “Original Selling Agent Agreement”) with InspereX LLC (formerly known as “Incapital LLC”), as purchasing agent for our issuance and sale from time to time of up to $500,000 of Prospect Capital InterNotes®, which was increased to $1,500,000 in May 2014. On May 10, 2019, the Original Selling Agent Agreement was terminated, and we entered into a new selling agent agreement with InspereX LLC (the “May 2019 Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes®.
On September 16, 2019, the May 2019 Selling Agent Agreement was terminated, and we entered into a new selling agent agreement with InspereX LLC (the “September 2019 Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $500,000 of Prospect Capital InterNotes®. We sold approximately $1,700,000 in aggregate principal amount of Prospect Capital InterNotes® under the Original Selling Agent Agreement, May 2019 Selling Agent Agreement, and September 2019 Selling Agent Agreement (collectively the “Previous Selling Agent Agreements”).
On February 13, 2020, the September 2019 Selling Agent Agreement was terminated, and we entered into a new selling agent agreement with InspereX LLC (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with the previously authorized selling agent agreements, the “InterNotes® Offerings”). Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of September 30, 2021, $382,164 aggregate principal amount of Prospect Capital InterNotes® were outstanding.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the three months ended September 30, 2021, we issued $87,657 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $85,472. These notes were issued with stated interest rates ranging from 2.25% to 4.00% with a weighted average interest rate of 3.35%. These notes mature between July 15, 2026 and September 15, 2051.

The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2021:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$15,681	2.25% – 2.50%	2.42%	July 15, 2026 – September 15, 2026
7	17,016	2.75% – 3.00%	2.96%	July 15, 2028 – September 15, 2028
10	17,027	3.15% – 3.40%	3.29%	July 15, 2031 – September 15, 2031
12	2,422	3.70%	3.70%	July 15, 2033
15	12,317	3.50% – 4.00%	3.82%	July 15, 2036 – September 15, 2036
30	23,194	4.00%	4.00%	July 15, 2051 – September 15, 2051
	$87,657

During the three months ended September 30, 2020, we issued $38,657 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $38,070. These notes were issued with stated interest rates ranging from 4.75% to 6.00% with a weighted average interest rate of 5.42%. These notes mature between July 15, 2025 and October 15, 2030 .

The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2020:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$24,906	4.75% – 5.50%	5.31%	July 15, 2025 – October 15, 2025
7	5,884	5.00% – 5.75%	5.490%	July 15, 2027 – October 15, 2027
10	7,867	5.25% – 6.00%	5.75%	July 15, 2030 – October 15, 2030
	$38,657
During the three months ended September 30, 2021, we repaid $671 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. In order to replace short maturity debt with longer-term debt, we redeemed $213,533 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 5.09%. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2021 was $3,719.

The following table summarizes the Prospect Capital InterNotes® outstanding as of September 30, 2021:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$662	1.50%	1.50%	January 15, 2024
5	45,974	2.25% – 3.00%	2.80%	January 15, 2026 – September 15, 2026
6	15,107	3.00%	3.00%	June 15, 2027 – July 15, 2027
7	25,339	2.75% – 4.00%	3.15%	January 15, 2028 – September 15, 2028
8	3,511	3.40% – 3.50%	3.45%	June 15, 2029 – July 15, 2029
10	72,600	3.15% – 6.00%	3.88%	November 15, 2025 – September 15, 2031
12	16,854	3.70% – 6.00%	4.17%	November 15, 2025 – July 15, 2033
15	29,118	3.50% – 6.00%	4.96%	May 15, 2028 – September 15, 2036
18	18,467	4.50% – 6.25%	5.59%	December 15, 2030 – August 15, 2031
20	3,777	5.75% – 6.00%	5.89%	November 15, 2032 – October 15, 2033
25	30,209	6.25% – 6.50%	6.39%	August 15, 2038 – May 15, 2039
30	120,546	4.00% – 6.75%	5.82%	November 15, 2042 – September 15, 2051
	$382,164

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

The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2021:

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
	$718,321
In connection with the issuance of Prospect Capital InterNotes®, we incurred $26,776 of fees which are being amortized over the term of the notes, of which $8,814 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of September 30, 2021.
During the three months ended September 30, 2021 and September 30, 2020, we recorded $5,302 and $9,708, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Net Asset Value Attributable to Common Stockholders
During the three months ended September 30, 2021, our net asset value attributable to common shares increased by $134,786 $0.31 per common share. The increase was primarily attributable to an increase in net realized and net change in unrealized gains of $130,762, or $0.33 per basic weighted average common share. During the three months ended September 30, 2021, net investment income of $81,369, or $0.21 per basic weighted average common share, also exceeded distributions to common and preferred stockholders of $72,450 (including distributions classified as return of capital distributions to common stockholders), or $0.19 per basic weighted average common share, resulting in a net increase of $0.02 per basic weighted average common share. The increase was primarily offset by $0.01 of dilution per common share related to common stock issuances through our common stock and dividend reinvestment program and by $0.03 of dilution per common share related to the preferred stock issuances for the three months ended September 30, 2021. The following table shows the calculation of net asset value per common share as of September 30, 2021 and June 30, 2021.

	September 30, 2021	June 30, 2021
Net assets	$3,943,263	$3,945,517
Less: Preferred Stock	—	(137,040)
Net assets available to common stockholders	$3,943,263	$3,808,477
Shares of common stock issued and outstanding	389,504,713	388,419,573
Net asset value per common share	$10.12	$9.81

Results of Operations
Operating results for the three months ended September 30, 2021 and September 30, 2020 were as follows:

	Three Months Ended September 30,
	2021	2020
Investment income	$169,474	$142,880
Operating expenses	(88,105)	(85,335)
Net investment income	81,369	57,545
Net realized gains (losses) from investments	(601)	2,843
Net change in unrealized gains from investments	136,720	107,844
Net realized losses on extinguishment of debt	(5,357)	(486)
Net increase in net assets resulting from operations	212,131	167,746
Preferred stock dividend	(2,407)	—
Net Increase in Net Assets Resulting from Operations attributable to Common Stockholders	$209,724	$167,746
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

The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended September 30,
	2021	2020
Interest income	$146,271	$132,239
Dividend income	1,267	25
Other income	21,936	10,616
Total investment income	$169,474	$142,880

Average debt principal of performing interest bearing investments(1)	$5,777,799	$5,395,867
Weighted average interest rate earned on performing interest bearing investments(1)	9.91%	9.59%
Average debt principal of all interest bearing investments(2)	$6,056,587	$5,825,885
Weighted average interest rate earned on all interest bearing investments(2)	9.45%	8.88%
(1) Excludes equity investments and non-accrual loans.
(2) Excludes equity investments.

The average interest earned on interest bearing performing assets increased from 9.59% for the three months ended September 30, 2020 to 9.91% for the three months ended September 30, 2021. The increase is primarily driven by an increase in interest income from early repayments causing an increase in accelerated income and prepayment premium income, and an increase due to originations in higher yielding investments, offset by a decrease in income from our structured credit investments due to lower future expected cash flows. The average interest earned on all interest bearing performing assets increased from 8.88% for the three months ended September 30, 2020 to 9.45% for the three months ended September 30, 2021. The increase is primarily due to decreases in non-accrual loans.
Investment income is also generated from dividends and other income which is less predictable than interest income. The following table describes dividend income earned for the three and three months ended September 30, 2021 and September 30, 2020, respectively:

	Three Months Ended September 30,
	2021	2020
Dividend income
Nationwide Loan Company LLC	$1,250	$—
Other, net	17	25
Total dividend income	$1,267	$25

Other income is comprised of structuring fees, advisory fees, amendment fees, royalty interests, settlement of net profits interests, settlement of residual profits interests, administrative agent fees and structured credit rebate income. The following table describes other income earned for the three months ended September 30, 2021 and September 30, 2020, respectively:

	Three Months Ended September 30,
	2021	2020
Structuring, advisory and amendment fees
First Tower Finance Company LLC	$7,234	$—
PGX Holdings, Inc.	3,779	—
Eze Castle Integration, Inc.	—	1,250
Other, net	810	176
Total structuring, advisory and amendment fees	$11,823	$1,426
Royalty and net revenue interests
National Property REIT Corp.	$9,625	$8,898
Other, net	181	168
Total royalty and net revenue interests	$9,806	$9,066
Administrative agent fees
Other, net	$168	$124
Total administrative agent fees	168	124
Structured Credit rebate income
Other, net	$139	$—
Total structured credit rebate income	139	—
Total other income	$21,936	$10,616

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
The following table describes the various components of our operating expenses:

	Three Months Ended September 30,
	2021	2020
Base management fee	$32,203	$26,850
Income incentive fee	19,740	14,386
Interest and credit facility expenses	28,038	34,049
Allocation of overhead from Prospect Administration	4,526	4,657
Audit, compliance and tax related fees	617	938
Directors’ fees	116	113
Other general and administrative expenses	2,865	4,342
Total operating expenses	$88,105	$85,335
Total gross and net base management fee was $32,203 and $26,850 for the three months ended September 30, 2021 and September 30, 2020, respectively. The increase in total gross base management fee is directly related to an increase in average total assets.

For the three months ended September 30, 2021 and September 30, 2020, we incurred $19,740 and $14,386 of income incentive fees, respectively. This increase was driven by a corresponding increase in pre-incentive fee net investment income from $71,931 for the three months ended September 30, 2020 to $101,109 for the three months ended September 30, 2021. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended September 30, 2021 and September 30, 2020, we incurred $28,038 and $34,049 respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years:

	Three Months Ended September 30,
	2021	2020
Interest on borrowings	$24,245	$30,058
Amortization of deferred financing costs	1,915	1,921
Accretion of discount on unsecured debt	573	269
Facility commitment fees	1,305	1,801
Total interest and credit facility expenses	$28,038	$34,049

Average principal debt outstanding	$2,278,761	$2,314,135
Annualized weighted average stated interest rate on borrowings(1)	4.26%	5.20%
Annualized weighted average interest rate on borrowings(2)	4.92%	5.89%
(1)Includes only the stated interest expense.
(2)Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.
Interest expense decreased from $34,049 for the three months ended September 30, 2020 to $28,038 for the three months ended September 30, 2021. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) decreased from 5.20% for the three months ended September 30, 2020 to 4.26% for the three months ended September 30, 2021, primarily due to redemptions of our Prospect Capital InterNotes®, as well as repurchases of our Convertible Notes, June 2024 Baby Bond and June 2028 Baby Bond. In addition to Prospect Capital InterNotes®, the 2026 Notes and 3.364% 2026 Notes were issued this quarter at lower rates.
The allocation of net overhead expense from Prospect Administration was $4,526 and $4,657 for the three months ended September 30, 2021 and September 30, 2020, respectively. Prospect Administration received estimated payments of $2,298 and $66 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal services during the three months ended September 30, 2021 and September 30, 2020, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $3,598 and $5,393 for the three months ended September 30, 2021 and September 30, 2020, respectively. The decrease was primarily attributable to a decrease in general and administrative expenses and legal fees.
Net Realized Gains (Losses)
The following table details net realized gains (losses) from investments for the three months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,
Portfolio Company	2021	2020
Spartan Energy Services, LLC - Term Loan B	—	2,832
Other, net	(601)	11
Net realized gains (losses)	$(601)	$2,843
Net Realized Loss from Extinguishment of Debt
During the three months ended September 30, 2021 and September 30, 2020, we recorded a net realized loss from the extinguishment of debt of $5,357 and $486, respectively. Refer to Capitalization for additional discussion.
Change in Unrealized Gains (Losses)
The following table details net change in unrealized (losses) gains for our portfolio for the three months ended September 30, 2021 and September 30, 2020, respectively:

	Three Months Ended September 30,
	2021	2020
Control investments	$122,330	$13,535
Affiliate investments	6,037	66,473
Non-control/non-affiliate investments	8,353	27,836
Net change in unrealized gains (losses)	$136,720	$107,844
The following table details reflects net change in unrealized gains (losses) on investments for the three months ended September 30, 2021:

Net Change in Unrealized Gains (Losses)
National Property REIT Corp.	$73,851
InterDent, Inc.	26,932
NMMB, Inc.	16,876
First Tower Finance Company LLC	15,403
Subordinated Structured Notes	10,084
Credit Central Loan Company, LLC	8,554
Targus Cayman HoldCo Limited	5,093
Other, net	(1,193)
USES Corp.	(4,381)
Valley Electric Company, Inc.	(6,776)
Echelon Transportation, LLC	(7,723)
Net change in unrealized gains	$136,720

The following table reflects net change in unrealized gains (losses) on investments for the three months ended September 30, 2020:

Net Change in Unrealized Gains (Losses)
PGX Holdings, Inc.	$57,771
Other, net	22,428
National Property REIT Corp.	11,430
Subordinated Structured Notes	9,689
First Tower Finance Company LLC	6,546
Pacific World Corporation	6,433
USES Corp.	5,137
Edmentum Ultimate Holdings, LLC	4,924
Valley Electric Company, Inc.	4,328
Engine Group, Inc.	4,076
Targus Cayman HoldCo Limited	3,778
MITY, Inc.	(3,632)
NMMB, Inc.	(5,530)
CP Energy Services Inc.	(19,534)
Net change in unrealized gains	$107,844

Financial Condition, Liquidity and Capital Resources
On July 27, 2017, the Financial Conduct Authority (“FCA”) announced that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR rates after 2021 (the “FCA Announcement”). Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board (“ARRC”) and the Federal Reserve Bank of New York. On August 24, 2017, the Federal Reserve Board requested public comment on a proposal by the Federal Reserve Bank of New York, in cooperation with the Office of Financial Research, to produce three new reference rates intended to serve as alternatives to LIBOR. These alternative rates are based on overnight repurchase agreement transactions secured by U.S. Treasury Securities. On December 12, 2017, following consideration of public comments, the Federal Reserve Board concluded that the public would benefit if the Federal Reserve Bank of New York published the three proposed reference rates as alternatives to LIBOR (the “Federal Reserve Board Notice”). In April 2018, the Federal Reserve System, in conjunction with the ARRC, announced the replacement of LIBOR with a new index, calculated by short term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). On June 12, 2019, the Staff from the SEC’s Division of Corporate Finance, Division of Investment Management, Division of Trading and Markets, and Office of the Chief Accountant issued a statement about the potentially significant effects on financial markets and market participants when LIBOR is discontinued in 2021 and no longer available as a reference benchmark rate. The Staff encouraged all market participants to identify contracts that reference LIBOR and begin transitions to alternative rates. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 will have further effect on LIBOR transition plans. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

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

For the three months ended September 30, 2021 and September 30, 2020, our operating activities used $10,115 and provided $4,567 of cash, respectively. The change is primarily driven by net originations for the current quarter, which out-paced the cash components of net investment income. There were no investing activities for the three months ended September 30, 2021 and September 30, 2020. Financing activities used $11,339 and $20,825 of cash during the three months ended September 30, 2021 and September 30, 2020, respectively, which included dividend payments of $64,034 and $42,265, respectively.

Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to our stockholders.

Our primary sources of funds have historically been issuances of debt and equity. More recently, we have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the three months ended September 30, 2021, we borrowed $417,618 and we made repayments totaling $690,018 under the Revolving Credit Facility. As of September 30, 2021, our outstanding balance on the Revolving Credit Facility was $84,537. As of September 30, 2021, we had, net of unamortized discount and debt issuance costs, $213,253 outstanding on the Convertible Notes, $1,407,410 outstanding on the Public Notes and $373,350 outstanding on the Prospect Capital InterNotes® (See “Capitalization” above).
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of September 30, 2021 and June 30, 2021, we had $41,564 and $67,385, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of September 30, 2021 and June 30, 2021.
We have guaranteed $2,737 in standby letters of credit issued through a financial intermediary and $2,152 of equipment lease obligations on behalf of InterDent, Inc. (“InterDent”) as of September 30, 2021. Under these arrangements, we would be required to make payments to the financial intermediary or equipment lease provider, respectively, if InterDent was to default on their related payment obligations. As of September 30, 2021, we have not recorded a liability on the statement of assets and liabilities for these guarantees as the likelihood of default on the standby letters of credit or equipment lease is deemed to be remote.
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
Preferred Stock
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”), pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and dealer manager for the Company’s offering of up to 40,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock will initially be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), and the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”, and together with the Series M1 Preferred Stock, the “Series M Preferred Stock”). In connection with such offering, on August 3, 2020, we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland (“SDAT”), reclassifying and designating 120,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as “Convertible Preferred Stock.” On October 30, 2020, we entered into a Dealer Manager Agreement with InspereX LLC, pursuant to which InspereX LLC has agreed to serve as the Company’s agent and dealer manager for the Company’s offering of up to 10,000,000 shares, par value $0.001 per share, of 5.50% Series AA1 Preferred Stock, with a liquidation preference of $25.00 per share (the “Series AA1 Preferred Stock”). In connection with such offering, on October 30, 2020, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 20,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as Convertible Preferred Stock. On May 19, 2021, we entered into an Underwriting Agreement with UBS Securities LLC, relating to the offer and sale of 187,000 shares, par value $0.001 per share, of 5.50% Series A2 Preferred Stock, with a liquidation preference of $25.00 per share (the “Series A2 Preferred Stock”, and together with the Series A1 Preferred Stock,

Series M1 Preferred Stock, Series M2 Preferred Stock and Series AA1 Preferred Stock, the “5.50% Preferred Stock”). The issuance of the Series A2 Preferred Stock settled on May 26, 2021. In connection with such offering, on May 19, 2021, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 1,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as Convertible Preferred Stock.

In connection with the offerings of the 5.50% Preferred Stock, we adopted and amended, respectively, a preferred stock dividend reinvestment plan (the “Preferred Stock Plan” or the “Preferred Stock DRIP”), pursuant to which holders of the 5.50% Preferred Stock will have dividends on their 5.50% Preferred Stock automatically reinvested in additional shares of such 5.50% Preferred Stock at a price per share of $25.00, if they elect.

Each series of 5.50% Preferred Stock ranks (with respect to the payment of dividends and rights upon liquidation, dissolution or winding up) (a) senior to our common stock, (b) on parity with each other series of our preferred stock, and (c) junior to our existing and future secured and unsecured indebtedness. See Note 8, Fair Value and Maturity of Debt Outstanding for further discussion on our senior securities.
At any time prior to the listing of the 5.50% Preferred Stock on a national securities exchange, shares of the 5.50% Preferred Stock are convertible, at the option of the holder of the 5.50% Preferred Stock (the “Holder Optional Conversion”). We will settle any Holder Optional Conversion by paying or delivering, as the case may be, (A) any portion of the Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the Settlement Amount, minus (b) any portion of the Settlement Amount that we elect to pay in cash, divided by (2) the arithmetic average of the daily volume weighted average price of shares of our common stock over each of the five consecutive trading days ending on the Holder Conversion Exercise Date (such arithmetic average, the “5-day VWAP”). For the Series A1 Preferred Stock, the Series AA1 Preferred Stock, and the Series A2 Preferred Stock, “Settlement Amount” means (A) $25.00 per share (the “Stated Value”), plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the applicable 5.50% Holder Optional Conversion Fee for the respective Holder Conversion Deadline. For the Series M Preferred Stock, “Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the applicable Series M Clawback, if any. “Series M Clawback”, if applicable, means an amount equal to the aggregate amount of all dividends, whether paid or accrued, on such share of Series M Stock in the three full months prior to the Holder Conversion Exercise Date. Subject to certain limited exceptions, we will not pay any portion of the Settlement Amount in cash (other than cash in lieu of fractional shares of our common stock) until the five year anniversary of the date on which a share of 5.50% Preferred Stock has been issued. Beginning on the five year anniversary of the date on which a share of 5.50% Preferred Stock is issued, we may elect to settle all or a portion of any Holder Optional Conversion in cash without limitation or restriction. The right of holders to convert a share of 5.50% Preferred Stock will terminate upon the listing of such share on a national securities exchange.
Subject to certain limited exceptions allowing earlier redemption, beginning on the earlier of the five year anniversary of the date on which a share of 5.50% Preferred Stock has been issued, or, for listed shares of 5.50% Preferred Stock, five years from the earliest date on which any series that has been listed was first issued (the earlier of such dates, the “Redemption Eligibility Date”), such share of 5.50% Preferred Stock may be redeemed at any time or from time to time at our option (the “Issuer Optional Redemption”), at a redemption price of 100% of the Stated Value of the shares of 5.50% Preferred Stock to be redeemed plus unpaid dividends accrued to, but not including, the date fixed for redemption.
Subject to certain limitations, each share of 5.50% Preferred Stock may be converted at our option (the “Issuer Optional Conversion”). We will settle any Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the 5-day VWAP, subject to our ability to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value if the 5-day VWAP represents a discount to our net asset value per share of common stock. For the 5.50% Preferred Stock, “IOC Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the date fixed for conversion. In connection with an Issuer Optional Conversion, we will use commercially reasonable efforts to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value. If we do not have or obtain any required stockholder approval under the 1940 Act to sell our common stock below net asset value and the 5-day VWAP is at a discount to our net asset value per share of common stock, we will settle any conversions in connection with an Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the NAV per share of common stock at the close of business on the business day immediately preceding the date of conversion. We will not pay any portion of the IOC Settlement Amount from an Issuer Optional Conversion in cash (other than cash in lieu of fractional shares of our common stock) until the Redemption Eligibility Date. Beginning on the Redemption Eligibility Date, we may elect to settle any Issuer Optional Conversion in cash without limitation or restriction. In the event that we exercise an Issuer Optional

Conversion with respect to any shares of 5.50% Preferred Stock, the holder of such 5.50% Preferred Stock may instead elect a Holder Optional Conversion with respect to such 5.50% Preferred Stock provided that the date of conversion for such Holder Optional Conversion would occur prior to the date of conversion for an Issuer Optional Conversion.
On July 12, 2021, we entered into an underwriting agreement by and among us, Prospect Capital Management L.P., Prospect Administration LLC, and Morgan Stanley & Co. LLC, RBC Capital Markets, LLC and UBS Securities LLC, as representatives of the underwriters, relating to the offer and sale of 6,000,000 shares, or $150,000 in aggregate liquidation preference, of our 5.35% Series A Fixed Rate Cumulative Perpetual Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock” or “5.35% Preferred Stock”), at a public offering price of $25.00 per share. Pursuant to the Underwriting Agreement, we also granted the underwriters a 30-day option to purchase up to an additional 900,000 shares of Series A Preferred Stock solely to cover over-allotments. The offer settled on July 19, 2021, and no additional shares of Series A Preferred Stock were issued pursuant to the option. In connection with such offering, on July 15, 2021, we filed Articles Supplementary with SDAT, reclassifying and designating 6,900,000 shares of the Company’s authorized and unissued shares of Common Stock into shares of Series A Preferred Stock.
The Series A Preferred Stock ranks (with respect to the payment of dividends and rights upon liquidation, dissolution or winding up) (a) senior to our common stock, (b) on parity with each other series of our preferred stock, and (c) junior to our existing and future secured and unsecured indebtedness. See Note 8, Fair Value and Maturity of Debt Outstanding for further discussion on our senior securities.
Subject to certain limited exceptions allowing earlier redemption, at any time after the close of business on July 19, 2026 (any such date, an “Optional Redemption Date”), at our sole option, we may redeem the Series A Preferred Stock in whole or, from time to time, in part, out of funds legally available for such redemption, at a price per share equal to the liquidation preference of $25.00 per share, plus an amount equal to all unpaid dividends on such shares (whether or not earned or declared, but excluding interest thereon) accumulated up to, but excluding, the date fixed for redemption. We may also redeem the Series A Preferred Stock at any time, in whole or, from time to time, in part, including prior to the Optional Redemption Date, pro rata, based on liquidation preference, with all other series of our then outstanding preferred stock, in the event that our Board determines to redeem any series of our preferred stock, in whole or, from time to time, in part, because such redemption is deemed necessary by the Board to comply with the asset coverage requirements of the 1940 Act or for us to maintain RIC status.
In the event of a Change of Control Triggering Event (as defined below), we may, at our option, exercise our special optional redemption right to redeem the Series A Preferred Stock, in whole or in part, within 120 days after the first date on which such Change of Control Triggering Event has occurred by paying the liquidation preference, plus an amount equal to all unpaid dividends on such shares (whether or not earned or declared, but excluding interest thereon) accumulated up to, but excluding, the date fixed for such redemption. To the extent that we exercise our optional redemption right or our special optional redemption right relating to the Series A Preferred Stock, the holders of Series A Preferred Stock will not be permitted to exercise the conversion right described below in respect of their shares called for redemption.
Except to the extent that we have elected to exercise our optional redemption right or our special optional redemption right by providing notice of redemption prior to the Change of Control Conversion Date (as defined below), upon the occurrence of a Change of Control Triggering Event, each holder of Series A Preferred Stock will have the right to convert some or all of the Series A Preferred Stock held by such holder on the Change of Control Conversion Date into a number of our shares of common stock per Series A Preferred Stock to be converted equal to the lesser of:
•the quotient obtained by dividing (i) the sum of the Liquidation Preference per share plus an amount equal to all unpaid dividends thereon (whether or not earned or declared, but excluding interest thereon) accumulated up to, but excluding, the Change of Control Conversion Date (unless the Change of Control Conversion Date is after a Record Date for a Series A Preferred Stock dividend payment and prior to the corresponding Series A Preferred Stock dividend payment date, in which case no additional amount for such accrued and unpaid dividends will be included in this sum) by (ii) the Common Stock Price (as defined below); and
•6.03865, subject to certain adjustments,
subject, in each case, to provisions for the receipt of alternative consideration upon conversion as described in the applicable prospectus supplement.
If we have provided or provide a redemption notice with respect to some or all of the Series A Preferred Stock, holders of any Series A Preferred Stock that we have called for redemption will not be permitted to exercise their Change of Control Conversion Right in respect of any of their Series A Preferred Stock that have been called for redemption, and any Series A Preferred Stock subsequently called for redemption that have been tendered for conversion will be redeemed on the applicable date of redemption instead of converted on the Change of Control Conversion Date.

For purposes of the foregoing discussion of a redemption upon the occurrence of a Change of Control Triggering Event, the following definitions are applicable:
“Change of Control Triggering Event” means the occurrence of any of the following:
•the direct or indirect sale, lease, transfer, conveyance or other disposition (other than by way of merger or consolidation and other than an Excluded Transaction) in one or a series of related transactions, of all or substantially all of the assets of the Company and its Controlled Subsidiaries taken as a whole to any “person” or “group” (as those terms are used in Section 13(d)(3) of the Exchange Act) (other than to any Permitted Holders); provided that, for the avoidance of doubt, a pledge of assets pursuant to any of our secured debt instruments or the secured debt instruments of our Controlled Subsidiaries shall not be deemed to be any such sale, lease, transfer, conveyance or disposition; or
•the consummation of any transaction (including, without limitation, any merger or consolidation and other than an Excluded Transaction) the result of which is that any “person” or “group” (as those terms are used in Section 13(d)(3) of the Exchange Act) (other than any Permitted Holders) becomes the “beneficial owner” (as defined in Rules 13d-3 and 13d-5 under the Exchange Act), directly or indirectly, of more than 50% of our outstanding Voting Stock, measured by voting power rather than number of shares.
Notwithstanding the foregoing, the consummation of any of the transactions referred to in the bullet points above will not be deemed a Change of Control Triggering Event if we or the acquiring or surviving consolidated entity has or continues to have a class of common securities (or ADRs representing such securities) listed on the NYSE, the NYSE American or NASDAQ, or listed or quoted on an exchange or quotation system that is a successor to the NYSE, the NYSE American or NASDAQ, or is otherwise listed or quoted on a national securities exchange.
The “Change of Control Conversion Date” is the date the shares of Series A Preferred Stock are to be converted, which will be a business day selected by us that is no fewer than 20 days nor more than 35 days after the date on which we provide the notice described above to the holders of Series A Preferred Stock.
The “Common Stock Price” will be (i) if the consideration to be received in the Change of Control Triggering Event by the holders of our common stock is solely cash, the amount of cash consideration per share of our common stock or (ii) if the consideration to be received in the Change of Control Triggering Event by holders of our common stock is other than solely cash (x) the average of the closing sale prices per share of our common stock (or, if no closing sale price is reported, the average of the closing bid and ask prices or, if more than one in either case, the average of the average closing bid and the average closing ask prices) for the ten consecutive trading days immediately preceding, but not including, the effective date of the Change of Control Triggering Event as reported on the principal U.S. securities exchange on which our common stock is then traded, or (y) the average of the last quoted bid prices for our common stock in the over-the-counter market as reported by OTC Markets Group Inc. or similar organization for the ten consecutive trading days immediately preceding, but not including, the effective date of the Change of Control Triggering Event, if our common stock is not then listed for trading on a U.S. securities exchange.
“Controlled Subsidiary” means any of our subsidiaries, 50% or more of the outstanding equity interests of which are owned by us and our direct or indirect subsidiaries and of which we possess, directly or indirectly, the power to direct or cause the direction of the management or policies, whether through the ownership of voting equity interests, by agreement or otherwise.
“Excluded Transaction” means (i) any transaction that does not result in any reclassification, conversion, exchange or cancellation of all or substantially all of the outstanding shares of our Voting Stock; (ii) any changes resulting from a subdivision or combination or a change solely in par value; (iii) any transaction where the shares of our Voting Stock outstanding immediately prior to such transaction constitute, or are converted into or exchanged for, a majority of the Voting Stock of the surviving “person” (as that term is used in Section 13(d)(3) of the Exchange Act) or any direct or indirect parent company of the surviving “person” (as that term is used in Section 13(d)(3) of the Exchange Act) immediately after giving effect to such transaction; (iv) any transaction if (A) we become a direct or indirect wholly-owned subsidiary of a holding company and (B)(1) the direct or indirect holders of the Voting Stock of such holding company immediately following that transaction are substantially the same as the holders of our Voting Stock immediately prior to that transaction or (2) immediately following that transaction no “person” (as that term is used in Section 13(d)(3) of the Exchange Act) is the beneficial owner, directly or indirectly, of more than 50% of the Voting Stock of such holding company; or (v) any transaction primarily for the purpose of changing our jurisdiction of incorporation or form of organization.
“Permitted Holders” means (i) us, (ii) one or more of our Controlled Subsidiaries and (iii) Prospect Capital Management or any affiliate of Prospect Capital Management that is organized under the laws of a jurisdiction located in the United States of America and in the business of managing or advising clients.
“Voting Stock” as applied to stock of any person, means shares, interests, participations or other equivalents in the equity interest (however designated) in such person having ordinary voting power for the election of the directors (or the equivalent) of such person, other than shares, interests, participations or other equivalents having such power only by reason of the occurrence of a contingency.

Except as provided above in connection with a Change of Control Triggering Event, the Series A Preferred Stock is not convertible into or exchangeable for any other securities or property.
For so long as the Series A Preferred Stock is outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, and in accordance with ASC 480, we have presented both our 5.50% Preferred Stock and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of September 30, 2021.
We determined the estimated value as of September 30, 2021 of our Preferred Stock, with a $25.00 stated value per share. We engaged a third-party valuation service to assist in our determination based on the calculation resulting from the total equity on our Consolidated Statements of Assets and Liabilities in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (the “Form 10-Q”), which was prepared in accordance with U.S. generally accepted accounting principles in the United States of America, adjusted for the fair value of our investments (i.e. from our Consolidated Schedule of Investments) and total liabilities, divided by the number of shares of our Preferred Stock outstanding. Based on this methodology and because the result from the calculation above is greater than the $25.00 per share stated value of our Preferred Stock, the estimated value of our Preferred Stock as of September 30, 2021 is $25.00 per share.
Common Stock
Our common stockholders’ equity accounts as of September 30, 2021 and June 30, 2021 reflect cumulative shares issued, net of shares repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
We did not repurchase any shares of our common stock for the three months ended September 30, 2021 or September 30, 2020.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.
Recent Developments
On October 8, 2021, we commenced a tender offer to purchase for cash any and all of the $81,389 aggregate principal amount of our outstanding 6.375% 2024 Notes at a purchase price of $107.750, plus accrued and unpaid interest (the “6.375% 2024 Notes October Tender Offer”). The 6.375% 2024 Notes October Tender Offer expired at 5:00 p.m., New York City time, on October 15, 2021. As of the settlement date, $149 aggregate principal amount of the 6.375% 2024 Notes were validly tendered and accepted. Following settlement of the 6.375% 2024 Notes October Tender Offer on October 20, 2021, approximately $81,240 aggregate principal amount of the 6.375% 2024 Notes remains outstanding.
On October 18, 2021, we provided a new $65,000 First Lien Term Loan investment, a new $22,609 Delayed Draw Term Loan commitment, and a new $4,239 Revolving Line of Credit commitment to BCPE Osprey Buyer, Inc., a provider of marketplace and software solutions to hospitals and health systems. The Delayed Draw Term Loan and Revolving Line of Credit were unfunded at close.
On October 21, 2021, we amended our investment in PeopleConnect Intermediate, LLC whereby we provided an incremental $60,775 Senior Secured Term Loan investment, purchased an additional $21,230 Senior Secured Term Loan investment from a third party, and eliminated our $8,918 unfunded revolving line of credit commitment.
During the period from October 21, 2021 through October 27, 2021, we received partial repayments of $83,581 of our Senior Secured Term Loan A outstanding with NPRC and its wholly-owned subsidiaries.

On November 8, 2021, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
December 2021	12/15/2021	1/3/2022	$0.114583
January 2022	1/19/2022	2/1/2022	$0.114583
February 2022	2/16/2022	3/1/2022	$0.114583
On November 8, 2021, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
November 2021 - January 2022	1/19/2022	2/1/2022	$0.334375
On November 8, 2021, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
November 2021	11/26/2021	12/23/2021	$0.0600
December 2021	12/29/2021	1/20/2022	$0.0600
January 2022	1/27/2022	2/17/2022	$0.0600

Critical Accounting Policies and Estimates
For discussion of critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended June 30, 2021.
Recent Accounting Pronouncements
For discussion of recent accounting pronouncements, refer to Note 2 within the accompanying notes to the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and equity price risk. Uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part I, Item 1A. Risk Factors, “Risks Relating to Our Business - Events outside of our control, including public health crises, may have a negative impact on our portfolio companies and our business and operations” in our Annual Report on Form 10-K.
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates impacting some of the loans in our portfolio which have floating interest rates. Additionally, because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See Part I, Item 1A. Risk Factors, “Risks Relating to Our Business - Changes in interest rates may affect our cost of capital and net investment income” in our Annual Report on Form 10-K.
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a LIBOR floor. Our loans typically have durations of one, two, three, six or twelve months after which they reset to current market interest rates. As of September 30, 2021, 85.62% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility that is based on floating LIBOR rates. Interest on borrowings under the revolving credit facility is one-month LIBOR plus 205 basis points with no minimum LIBOR floor and an outstanding balance of $84,537 as of September 30, 2021. The Convertible Notes, Public Notes and Prospect Capital InterNotes® bear interest at fixed rates.
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
The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in Subordinated Structured Notes) to our loan portfolio and outstanding debt as of September 30, 2021, assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Net Investment Income (1)
Up 300 basis points	$57,206	$2,536	$54,670	$43,736
Up 200 basis points	$28,105	$1,691	$26,414	$21,131
Up 100 basis points	$5,297	$845	$4,452	$3,562
Down 100 basis points	$(225)	$(71)	$(154)	$(123)
(1)Includes the impact of income incentive fees. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of September 30, 2021, one, two, three, and six month LIBOR were 0.08%, 0.11%, 0.13% and 0.16% respectively.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the year ended September 30, 2021, we did not engage in hedging activities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2021, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures. We are continually monitoring and assessing the COVID-19 pandemic to determine any potential impact on the design and operating effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are not aware of any material legal proceedings as of September 30, 2021.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2021, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. (All figures in this item are in thousands except share, per share and other data.)
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
The below calculation assumes (i) $7.4 billion in total assets, (ii) an average cost of funds of 4.91% (including preferred dividend payments), (iii) $2.1 billion in debt outstanding, (iv) $1.3 billion in liquidation preference of 5.50% Preferred Stock outstanding, (v) $0.2 billion in 5.35% Preferred Stock outstanding, and (vi) $3.8 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(1)	(24.1)%	(14.4)%	(4.7)%	5.1%	14.8%
The below calculation assumes (i) $7.4 billion in total assets, (ii) an average cost of funds of 4.58%, (iii) $2.3 billion in debt outstanding, (iv) $0.2 billion in 5.35% Preferred Stock outstanding, and (v) $5.1 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(2)	(16.6)%	(9.3)%	(2.1%)	5.2%	12.4%

(1) Assumes no conversion of 5.50% Preferred Stock to common stock.
(2) Assumes the conversion of $1.25 billion in 5.50% Preferred Stock at a conversion rate based on the 5-day VWAP of our common stock on September 30, 2021, which was $7.88, and a Holder Optional Conversion Fee (as defined in the prospectus supplement relating to the applicable offering) of 9.00% and 9.50% on Series A1 Preferred Stock and Series AA Preferred Stock, respectively, of the maximum public offering price disclosed within the applicable prospectus supplements. The actual 5-day VWAP of our common stock on a Holder Conversion Exercise Date may be more or less than $7.88, which may result in more or less shares of common stock issued.
The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.
Pursuant to SEC regulations, this table is calculated as of September 30, 2021. As a result, it has not been updated to take into account any changes in assets or leverage since September 30, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “PSEC.”
The following table sets forth, for the quarterly reporting periods indicated, the net asset value per common share of our common stock and the high and low sales prices for our common stock, as reported on the NASDAQ Global Select Market. Our common stock historically has traded at prices both above and below its net asset value. There can be no assurance, however, that such premium or discount, as applicable, to net asset value will be maintained. See also “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended June 30, 2021 for additional information about the risks and uncertainties we face.

		Stock Price		Premium (Discount) of High to NAV	Premium (Discount) of Low to NAV
	NAV(1)	High(2)	Low(2)
Year Ended June 30, 2020
First quarter	$8.87	$6.73	$6.30	(24.1)%	(29.0)%
Second quarter	8.66	6.70	6.37	(22.6)%	(26.4)%
Third quarter	7.98	6.61	4.04	(17.2)%	(49.4)%
Fourth quarter	8.18	5.74	3.78	(29.8)%	(53.8)%
Year Ended June 30, 2021
First quarter	$8.40	$5.17	$4.69	(38.5)%	(44.2)%
Second quarter	8.96	5.60	4.95	(37.5)%	(44.8)%
Third quarter	9.38	7.98	5.51	(14.9)%	(41.3)%
Fourth quarter	9.81	9.22	7.62	(6.0)%	(22.3)%
Twelve Months Ending June 30, 2022
First quarter	$10.12	$8.46	$7.69	(16.4)%	(24.0)%

(1) Net asset value per common share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per common share on the date of the high or low sales price. The NAVs shown are based on outstanding shares of our common stock at the end of each period.
(2) The High/Low Stock Price is calculated as of the closing price on a given day in the applicable quarter.
Recent Sales of Common Stock Below Net Asset Value
At our 2009, 2010, 2011, 2012 and 2013 annual meeting of stockholders, and at special meetings of stockholders held on June 12, 2020 and June 11, 2021, our stockholders approved our ability to sell shares of our common stock at a price or prices below our NAV per common share at the time of sale in one or more offerings. The current approval to sell shares of our common stock below our NAV per common share is valid until June 11, 2022 and subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of our outstanding common stock immediately prior to such sale). Accordingly, we may make offerings of our common stock without any limitation on the total amount of dilution to stockholders. Our prospectus supplement and accompanying prospectus relating to this offering contains additional information about these offerings. Pursuant to the authority granted by our stockholders and the approval of our Board of Directors, we have made the following offerings:

Date of Offering	Price Per Share to Investors	Shares Issued	Estimated Net Asset Value per Common Share(1)	Percentage Dilution
June 15, 2020 to June 22, 2020(2)	$5.29 - $5.40	1,158,222	$7.93 - 7.94	0.10%
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

FEES AND EXPENSES
The following tables are intended to assist you in understanding the costs and expenses that an investor in shares of common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. These tables are based on our assets and common stock outstanding as of September 30, 2021, except that we assume that we have issued $1.25 billion in 5.50% Preferred Stock paying dividends of 5.50% per annum, in addition to our $0.15 billion of 5.35% Preferred Stock paying dividends of 5.35% per annum, and that we have borrowed $1.28 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $2.0 billion. Except where the context suggests otherwise, any reference to fees or expenses paid by “you” or “us” or that “we” will pay fees or expenses, the Company will pay such fees and expenses out of our net assets and, consequently, you will indirectly bear such fees or expenses as an investor in the Company’s common stock. However, you will not be required to deliver any money or otherwise bear personal liability or responsibility for such fees or expenses.

Stockholder transaction expenses:	A1 Shares	M Shares	AA Shares
Sales Load (as a percentage of offering price)	10.00% (1)	3.00% (2)	10.00% (3)
Offering expenses borne by the Company (as a percentage of offering price)	(4)	(4)	(5)
Preferred Stock Dividend reinvestment plan expenses (6)	None	None	None
Total stockholder transaction expenses (as a percentage of offering price):	11.5%	4.5%	10.5%
Annual expenses (as a percentage of net assets attributable to common stock):
Management fees (7)	4.50%
Incentive fees payable under Investment Advisory Agreement (20% of realized capital gains and 20% of pre-incentive fee net investment income) (8)	2.06%
Total advisory fees	6.56%
Total interest expenses (9)	3.37%
Other expenses (10)	0.85%
Total annual expenses (8)(10)(11)	10.78%
Dividends on Preferred Stock(12)	2.01%
Total annual expenses after dividends on Preferred Stock (13)	12.79%
Example
The following table demonstrates the projected dollar amount of cumulative expenses we would pay out of net assets and that you would indirectly bear over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we have issued $1.25 billion in 5.50% Preferred Stock paying dividends of 5.50% per annum, in addition to our $0.15 billion of 5.35% Preferred Stock paying dividends of 5.35% per annum, we have borrowed $1.28 billion available under our line of credit, in addition to our other indebtedness of $2.0 billion, and that our annual operating expenses would remain at the levels set forth in the table above and that we would pay the costs shown in the table above.

	1 Year	3 Years	5 Years	10 Years
A Shares and AA Shares - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio*	$138	$324	$490	$832
A Shares and AA Shares - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio**	$148	$348	$524	$871
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

(7)    Our base management fee is 2% of our gross assets (which include any amount borrowed, i.e., total assets without deduction for any liabilities, including any borrowed amounts for non-investment purposes, for which purpose we have not and have no intention of borrowing). Although no plans are in place to borrow the full amount under our line of credit, assuming that we borrowed $1.28 billion, the 2% management fee of gross assets equals approximately 4.50% of net assets.

(8)    Based on our net investment income and realized capital gains, less realized and unrealized capital losses, earned on our portfolio for the year ended September 30, 2021, all of which consisted of an income incentive fee. This historical amount has been adjusted to reflect the issuance of 50,000,000 shares of Preferred Stock. The capital gain incentive fee is paid without regard to pre-incentive fee income. For a more detailed discussion of the calculation of the two-part incentive fee, see “Management Services-Investment Advisory Agreement” in the applicable prospectus.

(9)    As of September 30, 2021, we had $2.0 billion outstanding of Unsecured Notes (as defined below) in various maturities, ranging from July 15, 2022 to September 15, 2051, and interest rates, ranging from 1.50% to 6.875%, some of which are convertible into shares of the Company’s common stock at various conversion rates.

(10)    “Other expenses” are based on estimated amounts for the current fiscal year. The amount shown above represents annualized expenses during our year ended September 30, 2021 representing all of our estimated recurring operating expenses (except fees and expenses reported in other items of this table) that are deducted from our operating income and reflected as expenses in our Statement of Operations. The estimate of our overhead expenses, including payments under an administration agreement with Prospect Administration, or the Administration Agreement is based on our projected allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations under the Administration Agreement. See “Business-Management Services-Administration Agreement” in the applicable prospectus.

(11)    If all 50,000,000 shares of Preferred Stock were converted into common stock and assuming all the Series A and Series AA Shares of Preferred Stock pay a Holder Optional Conversion Fee of 9.00% and 9.50%, respectively, of the maximum public offering price disclosed within the applicable prospectus supplement and are converted at a conversion rate based on the 5-day VWAP of our common stock on September 30, 2021, which was $7.88, then management fees would be 3.39%, incentive fees payable under our Investment Advisory Agreement would be 1.56%, total advisory fees would be 4.95%, total interest expenses would be 2.54%, other expenses would be 0.63%, and total annual expenses would be 8.12% of net assets attributable to our common stock. The actual 5-day VWAP of our common stock on a conversion date may be more or less than $7.88, which may result in fees that are higher or lower than those described herein. These figures are based on the same assumptions described in the other notes to this fee table.

(12)    Based on the 5.50% per annum dividend rate applicable to the A1 Shares, M Shares, AA Shares, and A2 Shares. Also based on the 5.35% per annum dividend rate applicable to the A Shares. Other series of preferred stock, including other series of preferred stock being sold in different offerings, may bear different annual dividend rates. No dividend will be paid on shares of Preferred Stock after they have been converted to shares of common stock.

(13)     The indirect expenses associated with the Company’s investments in collateralized loan obligations are not included in the fee table presentation, but if such expenses were included in the fee table presentation then the Company’s total annual expenses would have been 11.36%, or 13.37% after dividends on Preferred Stock.
Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
3.3	Articles of Amendment(3)
3.4	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (4)
3.5	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (5)
3.6	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(6)
3.7	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (23)
3.8	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (24)
3.9	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(25)
4.1	Nine Hundred Eighty-Fourth Supplemental Indenture dated as of July 1, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2027(7)
4.2	Nine Hundred Eighty-Fifth Supplemental Indenture dated as of July 1, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2029(7)

Exhibit No.
4.3	Nine Hundred Eighty-Sixth Supplemental Indenture dated as of July 1, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2031(7)
4.4	Nine Hundred Eighty-Seventh Supplemental Indenture dated as of July 1, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2033(7)
4.5	Nine Hundred Eighty-Eighth Supplemental Indenture dated as of July 9, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(8)
4.6	Nine Hundred Eighty-Ninth Supplemental Indenture dated as of July 9, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(8)
4.7	Nine Hundred Ninetieth Supplemental Indenture dated as of July 9, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2033(8)
4.8	Nine Hundred Ninety-First Supplemental Indenture dated as of July 9, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2036(8)
4.9	Nine Hundred Ninety-Second Supplemental Indenture dated as of July 15, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(9)
4.10	Nine Hundred Ninety-Third Supplemental Indenture dated as of July 15, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(9)
4.11	Nine Hundred Ninety-Fourth Supplemental Indenture dated as of July 15, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(9)
4.12	Nine Hundred Ninety-Fifth Supplemental Indenture dated as of July 15, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2033(9)
4.13	Nine Hundred Ninety-Sixth Supplemental Indenture dated as of July 15, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2036(9)
4.14	Nine Hundred Ninety-Seventh Supplemental Indenture dated as of July 22, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(10)
4.15	Nine Hundred Ninety-Eighth Supplemental Indenture dated as of July 22, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(10)
4.16	Nine Hundred Ninety-Ninth Supplemental Indenture dated as of July 22, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(10)
4.17	One Thousandth Supplemental Indenture dated as of July 22, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(10)
4.18	One Thousand First Supplemental Indenture dated as of July 22, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(10)
4.19	One Thousand Second Supplemental Indenture dated as of July 29, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(11)
4.20	One Thousand Third Supplemental Indenture dated as of July 29, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(11)
4.21	One Thousand Fourth Supplemental Indenture dated as of July 29, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(11)
4.22	One Thousand Fifth Supplemental Indenture dated as of July 29, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(11)
4.23	One Thousand Sixth Supplemental Indenture dated as of July 29, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(11)
4.24	One Thousand Seventh Supplemental Indenture dated as of August 5, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(12)
4.25	One Thousand Eighth Supplemental Indenture dated as of August 5, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(12)
4.26	One Thousand Ninth Supplemental Indenture dated as of August 5, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(12)
4.27	One Thousand Tenth Supplemental Indenture dated as of August 5, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(12)
4.28	One Thousand Eleventh Supplemental Indenture dated as of August 5, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(12)
4.29	One Thousand Twelfth Supplemental Indenture dated as of August 12, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(13)
4.30	One Thousand Thirteenth Supplemental Indenture dated as of August 12, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(13)

Exhibit No.
4.31	One Thousand Fourteenth Supplemental Indenture dated as of August 12, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(13)
4.32	One Thousand Fifteenth Supplemental Indenture dated as of August 12, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(13)
4.33	One Thousand Sixteenth Supplemental Indenture dated as of August 12, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(13)
4.34	One Thousand Seventeenth Supplemental Indenture dated as of August 19, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(14)
4.35	One Thousand Eighteenth Supplemental Indenture dated as of August 19, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(14)
4.36	One Thousand Nineteenth Supplemental Indenture dated as of August 19, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(14)
4.37	One Thousand Twentieth Supplemental Indenture dated as of August 19, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(14)
4.38	One Thousand Twenty-First Supplemental Indenture dated as of August 19, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(14)
4.39	One Thousand Twenty-Second Supplemental Indenture dated as of August 26, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(15)
4.4	One Thousand Twenty-Third Supplemental Indenture dated as of August 26, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(15)
4.41	One Thousand Twenty-Fourth Supplemental Indenture dated as of August 26, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(15)
4.42	One Thousand Twenty-Fifth Supplemental Indenture dated as of August 26, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(15)
4.43	One Thousand Twenty-Sixth Supplemental Indenture dated as of August 26, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(15)
4.44	One Thousand Twenty-Seventh Supplemental Indenture dated as of September 10, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(16)
4.45	One Thousand Twenty-Eighth Supplemental Indenture dated as of September 10, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(16)
4.46	One Thousand Twenty-Ninth Supplemental Indenture dated as of September 10, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(16)
4.47	One Thousand Thirtieth Supplemental Indenture dated as of September 10, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(16)
4.48	One Thousand Thirty-First Supplemental Indenture dated as of September 10, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(16)
4.49	One Thousand Thirty-Second Supplemental Indenture dated as of September 16, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(17)
4.5	One Thousand Thirty-Third Supplemental Indenture dated as of September 16, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(17)
4.51	One Thousand Thirty-Fourth Supplemental Indenture dated as of September 16, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(17)
4.52	One Thousand Thirty-Fifth Supplemental Indenture dated as of September 16, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(17)
4.53	One Thousand Thirty-Sixth Supplemental Indenture dated as of September 16, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(17)
4.54	One Thousand Thirty-Seventh Supplemental Indenture dated as of September 23, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(18)
4.55	One Thousand Thirty-Eighth Supplemental Indenture dated as of September 23, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(18)
4.56	One Thousand Thirty-Ninth Supplemental Indenture dated as of September 23, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(18)
4.57	One Thousand Fortieth Supplemental Indenture dated as of September 23, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(18)
4.58	One Thousand Forty-First Supplemental Indenture dated as of September 23, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(18)

Exhibit No.
4.59	One Thousand Forty-Second Supplemental Indenture dated as of September 30, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(19)
4.60	One Thousand Forty-Third Supplemental Indenture dated as of September 30, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(19)
4.61	One Thousand Forty-Fourth Supplemental Indenture dated as of September 30, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(19)
4.62	One Thousand Forty-Fifth Supplemental Indenture dated as of September 30, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(19)
4.63	One Thousand Forty-Sixth Supplemental Indenture dated as of September 30, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(19)
10.1
Underwriting Agreement, dated September 23, 2021, by and among Prospect Capital Corporation, Prospect Capital Management L.P., Prospect Administration LLC, and RBC Capital Markets, LLC, Goldman Sachs & Co. LLC and BNP Paribas Securities Corp., as representatives of the several underwriters named in Schedule I thereto(20)

10.2	Supplemental Indenture, dated as of September 30, 2021, by and between Prospect Capital Corporation and U.S. Bank National Association, as Trustee(21)
10.3	Form of Global Note of 3.437% Notes due 2028 (22)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on August 4, 2020.
(4)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on August 4, 2020.
(5)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on November 4, 2020.
(6)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on November 4, 2020.
(7)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 63 to the Registration Statement on Form N-2, filed on July 1, 2021.
(8)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 64 to the Registration Statement on Form N-2, filed on July 9, 2021.
(9)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 65 to the Registration Statement on Form N-2, filed on July 15, 2021.
(10)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 66 to the Registration Statement on Form N-2, filed on July 22, 2021.
(11)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 67 to the Registration Statement on Form N-2, filed on July 29, 2021.
(12)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 68 to the Registration Statement on Form N-2, filed on August 5, 2021.
(13)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 69 to the Registration Statement on Form N-2, filed on August 12, 2021.
(14)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 70 to the Registration Statement on Form N-2, filed on August 19, 2021.
(15)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 71 to the Registration Statement on Form N-2, filed on August 26, 2021.
(16)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 72 to the Registration Statement on Form N-2, filed on September 10, 2021.
(17)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 73 to the Registration Statement on Form N-2, filed on September 16, 2021.
(18)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 74 to the Registration Statement on Form N-2, filed on September 23, 2021.

(19)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 75 to the Registration Statement on Form N-2, filed on September 30, 2021.
(20)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on September 24, 2021.
(21)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on September 30, 2021.
(22)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on September 30, 2021.
(23)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 26, 2021.
(24)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 19, 2021.
(25)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 19, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT CAPITAL CORPORATION

November 8, 2021	By:	/s/ JOHN F. BARRY III
Date		John F. Barry III
Chairman of the Board and Chief Executive Officer

November 8, 2021	By:	/s/ KRISTIN L. VAN DASK
Date		Kristin L. Van Dask
Chief Financial Officer