Form 10-Q
period 2021-12-31
PROSPECT CAPITAL CORP
filed 2022-02-08
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of February 7, 2022, there were 390,944,271 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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
•the impact of changes in the London Interbank Offered Rate (“LIBOR”), the cessation of publication of certain LIBOR rates as of December 31, 2021 and in the future and the new use of the Secured Overnight Financing Rate (“SOFR”) on our operating results;
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

PART I
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	December 31, 2021	June 30, 2021

	(Unaudited)	(Audited)
Assets
Investments at fair value:
Control investments (amortized cost of $2,364,241 and $2,482,431, respectively)	$3,057,923	$2,919,717
Affiliate investments (amortized cost of $238,537 and $202,943, respectively)	429,954	356,734
Non-control/non-affiliate investments (amortized cost of $3,938,560 and $3,372,750, respectively)	3,514,969	2,925,327
Total investments at fair value (amortized cost of $6,541,338 and $6,058,124, respectively)	7,002,846	6,201,778
Cash	45,026	63,610
Receivables for:
Interest, net	15,725	12,575
Other	644	365
Deferred financing costs on Revolving Credit Facility (Note 4)	9,869	11,141
Due from broker	—	12,551
Prepaid expenses	539	1,072
Due from Affiliate (Note 13)	—	—
Total Assets	7,074,649	6,303,092
Liabilities
Revolving Credit Facility (Notes 4 and 8)	472,608	356,937
Public Notes (less unamortized discount and debt issuance costs of $24,842 and $20,061, respectively) (Notes 6 and 8)	1,340,617	1,114,717
Prospect Capital InterNotes® (less unamortized debt issuance costs of $7,667 and $10,496, respectively) (Notes 7 and 8)	332,870	498,215
Convertible Notes (less unamortized debt issuance costs of $3,106 and $4,123, respectively) (Notes 5 and 8)	213,563	263,100
Due to Prospect Capital Management (Note 13)	53,439	48,612
Dividends payable	23,457	23,313
Interest payable	26,856	27,359
Due to broker	24,750	14,854
Accrued expenses	3,067	5,151
Due to Prospect Administration (Note 13)	1,611	4,835
Other liabilities	1,022	482
Total Liabilities	2,493,860	2,357,575
Commitments and Contingencies (Note 3)
Preferred Stock, par value $0.001 per share (147,900,000 shares authorized, with 40,000,000 shares of preferred stock authorized for each of the Series A1, Series M1, and Series M2 and 20,000,000 shares of preferred stock authorized for the Series AA1 and 1,000,000 shares of preferred stock authorized for the Series A2 and 6,900,000 shares of preferred stock authorized for the Series A; 11,751,346 Series A1 shares issued and outstanding; 519,211 Series M1 shares issued and outstanding; 0 Series M2 shares issued and outstanding; 0 Series AA1 shares issued and outstanding; 187,000 Series A2 shares issued and outstanding; and 6,000,000 Series A shares issued and outstanding as of December 31, 2021) at carrying value plus cumulative accrued and unpaid dividends (Note 9)	440,661	—
Net Assets as of June 30, 2021	$—	$3,945,517
Net Assets Applicable to Common Shares as of December 31, 2021	$4,140,128	$—
Components of Net Assets Applicable to Common Shares and Net Assets, respectively
Preferred Stock, par value $0.001 per share (141,000,000 shares authorized, with 40,000,000 shares of preferred stock authorized for each of the Series A1, Series M1, and Series M2 and 20,000,000 shares of preferred stock authorized for the Series AA1 and 1,000,000 shares of preferred stock authorized for the Series A2; 5,163,926 Series A1 shares issued and outstanding; 130,666 Series M1 shares issued and outstanding; 0 Series M2 shares issued and outstanding; 0 Series AA1 shares issued and outstanding; and 187,000 Series A2 shares issued and outstanding as of June 30, 2021) (Note 9)	$—	137,040
Common stock, par value $0.001 per share (1,852,100,000 common shares authorized; 390,584,255 and 388,419,573 issued and outstanding, respectively) (Note 9)	391	388
Paid-in capital in excess of par (Note 9 and 12)	4,056,544	4,040,748
Total distributable earnings (loss) (Note 12)	83,193	(232,659)
Net Assets as of June 30, 2021	$—	$3,945,517
Net Assets Applicable to Common Shares as of December 31, 2021	$4,140,128	$—
Net Asset Value Per Common Share (Note 16)	$10.60	$9.81
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Investment Income
Interest income:
Control investments	$57,110	$50,633	$112,941	$99,360
Affiliate investments	6,675	10,826	16,752	18,188
Non-control/non-affiliate investments	60,132	52,029	117,661	103,279
Structured credit securities	18,256	31,299	41,090	56,199
Total interest income	142,173	144,787	288,444	277,026
Dividend income:
Control investments	5,687	2,261	6,937	2,261
Affiliate investments	—	—	—	—
Non-control/non-affiliate investments	17	19	34	44
Total dividend income	5,704	2,280	6,971	2,305
Other income:
Control investments	11,703	20,545	28,735	29,616
Affiliate investments	126	64	3,942	64
Non-control/non-affiliate investments	15,670	4,616	16,758	6,161
Total other income (Note 10)	27,499	25,225	49,435	35,841
Total Investment Income	175,376	172,292	344,850	315,172
Operating Expenses
Base management fee (Note 13)	33,843	27,833	66,046	54,683
Income incentive fee (Note 13)	19,589	20,717	39,329	35,103
Interest and credit facility expenses	29,679	33,727	57,717	67,776
Allocation of overhead from Prospect Administration (Note 13)	2,239	3,426	6,765	8,083
Audit, compliance and tax related fees	329	340	946	1,278
Directors’ fees	113	113	229	226
Excise tax	—	—	—	—
Other general and administrative expenses	4,027	4,575	6,892	8,917
Total Operating Expenses	89,819	90,731	177,924	176,066
Net Investment Income	85,557	81,561	166,926	139,106
Net Realized and Net Change in Unrealized Gains (Losses) from Investments
Net realized gains (losses)
Control investments	3	—	6	2,832
Affiliate investments	—	3,724	—	3,724
Non-control/non-affiliate investments	(9,230)	3	(9,834)	14
Net realized (losses) gains	(9,227)	3,727	(9,828)	6,570
Net change in unrealized gains
Control investments	134,066	168,053	256,396	181,588
Affiliate investments	31,589	19,233	37,626	85,706
Non-control/non-affiliate investments	15,479	38,487	23,832	66,323
Net change in unrealized gains	181,134	225,773	317,854	333,617
Net Realized and Net Change in Unrealized Gains from Investments	171,907	229,500	308,026	340,187
Net realized (losses) on extinguishment of debt	(3,851)	(5,094)	(9,208)	(5,580)
Net Increase in Net Assets Resulting from Operations	253,613	305,967	465,744	473,713
Preferred stock dividend	7,202	46	9,609	46
Net Increase in Net Assets Resulting from Operations applicable to Common Stockholders	$246,411	$305,921	$456,135	$473,667
Basic and diluted earnings per common share (Note 11)
Basic	$0.63	$0.80	$1.17	$1.25
Diluted	$0.61	$0.80	$1.13	$1.25
Weighted-average shares of common stock outstanding (Note 11)
Basic	389,991,324	381,157,121	389,438,733	378,534,006
Diluted	417,952,347	381,817,317	412,840,135	378,864,104

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)
(Unaudited)

	Common Stock
For the Three Months Ended December 31, 2021	Shares	Par	Paid-in-capital in excess of par	Distributable earnings (loss)	Total Net Asset Applicable to Common Shares
Balance as of September 30, 2021	389,504,713	$390	$4,035,851	$(92,978)	$3,943,263
Net Increase in Net Assets resulting from Operations:
Net investment income				85,557	85,557
Net realized losses				(13,078)	(13,078)
Net change in unrealized gains				181,134	181,134
Distributions to Shareholders(1)
Distributions from earnings				(77,442)	(77,442)
Capital Transactions
Reclassification of preferred stock issuance costs to temporary equity(2)			11,970		11,970
Shares issued through reinvestment of dividends	1,069,426	1	8,633		8,634
Conversion of preferred stock to common stock	10,116		90		90
Total increase (decrease) for the three months ended December 31, 2021	1,079,542	1	20,693	176,171	196,865
Balance as of December 31, 2021	390,584,255	$391	$4,056,544	$83,193	$4,140,128

	Preferred Stock	Common Stock
For the Three Months Ended December 31, 2020	Liquidation Value	Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)	Total Net Assets
Balance as of September 30, 2020	$—	378,776,958	$379	$3,999,430	$(818,782)	$3,181,027
Net Increase in Net Assets resulting from Operations:
Net investment income					81,561	81,561
Net realized losses					(1,367)	(1,367)
Net change in unrealized gains					225,773	225,773
Distributions to Shareholders(1)
Distributions from earnings					(68,870)	(68,870)
Capital Transactions
Issuance of preferred stock	13,786			(2,031)		11,755
Shares issued through reinvestment of dividends		5,320,687	5	26,636		26,641
Tax reclassifications of net assets (Note 12)				(57)	57	—
Total increase for the three months ended December 31, 2020	13,786	5,320,687	5	24,548	237,154	275,493
Balance as of December 31, 2020	$13,786	384,097,645	$384	$4,023,978	$(581,628)	$3,456,520
(1) We have not yet finalized return of capital estimates for the tax year ended August 31, 2021. See Note 2 and Note 12 within the accompanying notes to consolidated financial statements for further discussion.
(2) Preferred stock issuance costs include offering costs and underwriting costs related to the issuance of preferred stock. During the three months ended December 31, 2021, we have reclassified all preferred stock issuance costs related to preferred stock issued as temporary equity following our reclassification of preferred stock during the three months ended September 30, 2021. Refer to Note 9 within the accompanying notes to the consolidated financial statements for further discussion.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (CONTINUED)
(in thousands, except share data)
(Unaudited)

	Preferred Stock	Common Stock
Six Months Ended December 31, 2021	Liquidation Value	Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)	Total Net Assets Applicable to Common Shares
Balance as of June 30, 2021	$137,040	388,419,573	$388	$4,040,748	$(232,659)	$3,945,517
Net Increase in Net Assets Resulting from Operations:
Net investment income					166,926	166,926
Net realized losses					(19,036)	(19,036)
Net change in unrealized gains					317,854	317,854
Distributions to Shareholders(1)
Distributions from earnings					(149,892)	(149,892)
Capital Transactions
Issuance of preferred stock	7,866			(13,239)		(5,373)
Reclassification of preferred stock issuance costs to temporary equity(3)				11,970		11,970
Shares issued through reinvestment of dividends	8	2,148,594	3	16,921		16,932
Conversion of preferred stock to common stock		16,088		144		144
Reclassification of preferred stock to temporary equity(2)	(144,914)					(144,914)
Total (decrease) increase for the six months ended December 31, 2021	(137,040)	2,164,682	3	15,796	315,852	194,611
Balance as of December 31, 2021	$—	390,584,255	$391	$4,056,544	$83,193	$4,140,128

	Preferred Stock	Common Stock
Six Months Ended December 31, 2020	Liquidation Value	Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)	Total Net Assets
Balance as of June 30, 2020	$—	373,538,499	$374	$3,986,417	$(930,930)	$3,055,861
Net Increase in Net Assets Resulting from Operations:
Net investment income					139,106	139,106
Net realized gains					990	990
Net change in unrealized gains					333,617	333,617
Distributions to Shareholders(1)
Distributions from earnings					(124,468)	(124,468)
Return of capital to common stockholders				(12,263)		(12,263)
Capital Transactions
Issuance of Preferred Stock	13,786			(2,031)		11,755
Shares issued through reinvestment of dividends		10,559,146	10	51,912		51,922
Tax reclassifications of net assets (Note 12)				(57)	57	—
Total increase for the six months ended December 31, 2020	13,786	10,559,146	10	37,561	349,302	400,659
Balance as of December 31, 2020	$13,786	384,097,645	$384	$4,023,978	$(581,628)	$3,456,520

(1) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal year. In addition, we have not yet finalized return of capital estimates for the tax year ended August 31, 2021. See Note 2 and Note 12 within the accompanying notes to consolidated financial statements for further discussion.
(2) Preferred Stock issued prior to our 5.35% Series A Preferred Stock issuance reclassified to temporary equity. Refer to Note 9 within the accompanying notes to the consolidated financial statements for further discussion.
(3) Preferred stock issuance costs include offering costs and underwriting costs related to the issuance of preferred stock. During the six months ended December 31, 2021, we have reclassified all preferred stock issuance costs related to preferred stock issued as temporary equity following our reclassification of preferred stock during the three months ended September 30, 2021. Refer to Note 9 within the accompanying notes to the consolidated financial statements for further discussion.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Six Months Ended December 31,
	2021	2020
Operating Activities
Net increase in net assets resulting from operations	$465,744	$473,713
Net realized losses on extinguishment of debt	9,208	5,580
Net realized losses (gains) on investments	9,828	(6,570)
Net change in unrealized (gains) on investments	(317,854)	(333,617)
Amortization of (accretion of premiums) discounts, net	28,767	(20,161)
Accretion of original issue discount	1,319	538
Amortization of deferred financing costs	4,105	3,770
Payment-in-kind interest	(34,712)	(37,824)
Structuring fees	(14,844)	(14,273)
Change in operating assets and liabilities:
Payments for purchases of investments	(1,230,485)	(470,622)
Proceeds from sale of investments and collection of investment principal	758,232	489,990
Increase in due to broker	9,896	30
Increase in due to Prospect Capital Management	4,827	6,069
Increase in interest receivable, net	(3,150)	(2,031)
Decrease in interest payable	(503)	(1,879)
Decrease in accrued expenses	(2,084)	(136)
Decrease in due from broker	12,551	1,063
Increase (Decrease) in other liabilities	540	(1,124)
Increase in other receivables	(279)	(2,800)
Increase in due from affiliate	—	(6)
Decrease in prepaid expenses	533	698
(Decrease) Increase in due to Prospect Administration	(3,224)	2,240
Net Cash (Used in) Provided by Operating Activities	(301,585)	92,648
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	968,618	495,300
Principal payments under Revolving Credit Facility (Note 4)	(852,947)	(447,941)
Issuances of Public Notes, net of original issue discount (Note 6)	294,798	—
Redemptions of Public Notes (Note 6)	(69,319)	(42,337)
Redemptions of Convertible Notes, net (Note 5)	(51,872)	(96,958)
Issuances of Prospect Capital InterNotes® (Note 7)	120,322	81,467
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(288,496)	(2,689)
Financing costs paid and deferred	(7,773)	(1,534)
Proceeds from issuance of preferred stock, net of underwriting costs	304,079	12,407
Offering costs from issuance of preferred stock	(3,053)	(652)
Dividends paid and distributions to stockholders	(131,356)	(84,175)
Net Cash Provided by (Used in) Financing Activities	283,001	(87,112)
Net (Decrease) Increase in Cash	(18,584)	5,536
Cash at beginning of period	63,610	44,561
Cash at End of Period	$45,026	$50,097
Supplemental Disclosures
Cash paid for interest	$52,796	$65,346
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$17,033	$51,922
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2021 (Unaudited)
(in thousands, except share data)

							December 31, 2021 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(40)

CP Energy Services Inc. (20)	Energy Equipment & Services	Senior Secured Term Loan	10/1/2017	12.00% (3ML+ 11.00%)	1.00	1/31/2024	$44,002	$44,002	$44,002	1.1%	(10)(39)
		Senior Secured Term Loan A to Spartan Energy Services, LLC	10/20/2014	9.00% (1ML+ 8.00%)	1.00	12/31/2022	16,019	16,019	16,019	0.4%	(10)(39)
		Series A Preferred Units to Spartan Energy Holdings, Inc. (10,000 shares)	9/25/2020		—	N/A	—	26,193	15,717	0.4%	(16)
		Series B Convertible Preferred Stock (790 shares)	10/30/2015		—	N/A	—	63,225	—	—%	(16)
		Common Stock (102,924 shares)	8/2/2013		—	N/A	—	86,240	—	—%	(16)
								235,679	75,738	1.9%
Credit Central Loan Company, LLC (21)	Consumer Finance	First Lien Term Loan	12/28/2012	10.00% plus 10.00% PIK	—	6/30/2025	71,695	69,440	71,695	1.8%	(14)(39)
		Class A Units (14,867,312 units)	12/28/2012		—	N/A	—	19,331	17,830	0.4%	(14)(16)
		Net Revenues Interest (25% of Net Revenues)	1/28/2015		—	N/A	—	—	—	—%	(14)(16)
								88,771	89,525	2.2%
Echelon Transportation, LLC	Aerospace & Defense	Senior Secured Term Loan	3/31/2014	11.75% (1ML+ 9.75%) plus 2.25% PIK	2.00	3/31/2022	56,168	56,168	55,816	1.3%	(10)(39)
		Senior Secured Term Loan	12/9/2016	11.00% (1ML+ 9.00%) plus 1.00% PIK	2.00	12/7/2024	24,342	24,342	24,189	0.6%	(10)(39)
		Membership Interest (100%)	3/31/2014		—	N/A	—	22,738	—	—%	(16)
								103,248	80,005	1.9%
First Tower Finance Company LLC (23)	Consumer Finance	First Lien Term Loan	6/24/2014	10.00% plus 12.00% PIK	—	2/18/2025	330,799	330,799	330,799	8.1%	(14)(39)
		Class A Units (95,709,910 units)	6/14/2012		—	N/A	—	31,146	294,298	7.1%	(14)(16)
								361,945	625,097	15.2%
Freedom Marine Solutions, LLC (24)	Energy Equipment & Services	Membership Interest (100%)	11/9/2006		—	N/A	—	44,492	11,867	0.3%	(16)
								44,492	11,867	0.3%
InterDent, Inc.	Health Care Providers & Services	Senior Secured Term Loan A/B	8/1/2018	16.65% (1ML+ 14.65%)	2.00	9/5/2022	14,249	14,249	14,249	0.3%	(10)
		Senior Secured Term Loan A	8/3/2012	6.50% (1ML+ 5.50%)	1.00	9/5/2022	86,773	86,773	86,773	2.1%	(10)
		Senior Secured Term Loan B	8/3/2012	12.00% PIK	—	9/5/2022	153,052	153,052	153,052	3.7%	(39)
		Common Stock (99,900 shares)	5/3/2019		—	N/A	—	45,118	194,060	4.8%	(16)
								299,192	448,134	10.9%
Kickapoo Ranch Pet Resort	Diversified Consumer Services	Membership Interest (100%)	8/26/2019		—	N/A	—	2,378	3,833	0.1%	(16)
								2,378	3,833	0.1%
MITY, Inc. (25)	Commercial Services & Supplies	Senior Secured Note A	9/19/2013	10.00% (3ML+ 7.00%)	3.00	4/30/2025	31,426	31,426	31,426	0.8%	(10)(39)
		Senior Secured Note B	6/23/2014	10.00% (3ML+ 7.00%) plus 10.00% PIK	3.00	4/30/2025	17,815	17,815	17,815	0.4%	(10)(39)
		Subordinated Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%	—	1/1/2028	5,824	7,200	5,824	0.1%	(14)
		Common Stock (42,053 shares)	9/19/2013		—	N/A	—	27,349	—	—%	(16)
								83,790	55,065	1.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2021 (Unaudited)
(in thousands, except share data)

							December 31, 2021 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(40)

National Property REIT Corp. (26)	Equity Real Estate Investment Trusts (REITs) / Online Lending / Structured Finance	Senior Secured Term Loan A	12/31/2018	4.44% (3ML+ 1.44%) plus 3.53% PIK	3.00	12/31/2023	$287,150	$287,150	$287,150	6.9%	(10)(39)
		Senior Secured Term Loan B	12/31/2018	5.00% (3ML+ 2.00%) plus 5.50% PIK	3.00	12/31/2023	6,600	6,600	6,600	0.2%	(10)(39)
		Senior Secured Term Loan C	10/31/2019	11.00% (3ML+ 10.00%) plus 2.25% PIK	1.00	12/31/2023	108,600	108,600	108,600	2.6%	(10)(39)
		Senior Secured Term Loan D	6/19/2020	3.50% (3ML+ 0.50%) plus 2.50% PIK	3.00	12/31/2023	183,425	183,425	183,425	4.4%	(10)(39)
		Residual Profit Interest	12/31/2018		—	N/A	—	—	50,700	1.2%	(35)
		Common Stock (3,274,921 shares)	12/31/2013		—	N/A	—	3,410	587,323	14.1%	(16)(45)
								589,185	1,223,798	29.4%
Nationwide Loan Company LLC (27)	Consumer Finance	First Lien Term Loan	6/18/2014	10.00% plus 10.00% PIK	—	6/18/2022	20,260	20,260	20,260	0.5%	(14)(39)
		Class A Units (38,550,460 units)	1/31/2013		—	N/A	—	20,846	29,963	0.7%	(14)
								41,106	50,223	1.2%
NMMB, Inc. (28)	Media	Delayed Draw Term Loan - $10,000 Commitment	3/25/2020	10.50% (3ML+ 8.50%)	2.00	12/30/2024	—	—	—	—%	(10)(15)
		Senior Secured Note	12/30/2019	10.50% (3ML+ 8.50%)	2.00	12/30/2024	4,798	4,798	4,798	0.1%	(3)(10)
		Common Stock (21,418 shares)	12/30/2019		—	N/A	—	12,869	73,917	1.8%
								17,667	78,715	1.9%
Pacific World Corporation (36)	Personal Products	Revolving Line of Credit - $26,000 Commitment	9/26/2014	8.25% (1ML+ 7.25%)	1.00	9/26/2025	25,647	25,647	25,647	0.6%	(10)(15)(39)
		Senior Secured Term Loan A	12/31/2014	6.25% PIK (1ML+ 5.25%)	1.00	9/26/2025	42,972	42,972	38,589	0.9%	(10)(39)
		Convertible Preferred Equity (313,013 shares)	6/15/2018		—	N/A	2,500	189,295	615	—%	(16)
		Common Stock (6,778,414 shares)	9/29/2017		—	N/A	—	—	—	—%	(16)
								257,914	64,851	1.5%
R-V Industries, Inc.	Machinery	Senior Secured Term Loan	12/15/2020	10.00% (3ML+ 9.00%)	1.00	12/15/2028	28,622	28,622	28,622	0.7%	(3)(10)
		Common Stock (745,107 shares)	6/26/2007		—	N/A	—	6,866	22,870	0.6%
								35,488	51,492	1.3%
Universal Turbine Parts, LLC (34)	Trading Companies & Distributors	Delayed Draw Term Loan - $6,965 Commitment	2/28/2019	10.25% (1ML+ 7.75%)	2.50	4/5/2024	3,157	3,157	3,157	0.1%	(10)(15)
		Senior Secured Term Loan A	7/22/2016	6.75% (3ML+ 5.75%)	1.00	4/5/2024	29,575	29,575	24,199	0.6%	(10)
		Preferred Units (47,244,213 units)	3/31/2021		—	N/A	—	32,500	—	—%	(16)
		Common Stock (10,000 units)	12/10/2018		—	N/A	—	—	—	—%	(16)
								65,232	27,356	0.7%
USES Corp. (30)	Commercial Services & Supplies	Senior Secured Term Loan A	3/31/2014	9.00% PIK	—	7/29/2024	57,702	30,651	23,707	0.6%	(9)
		Senior Secured Term Loan B	3/31/2014	15.50% PIK	—	7/29/2024	83,828	35,568	—	—%	(9)
		Senior Secured Term Loan	12/30/2020	10.00% (1ML+ 9.00%)	1.00	7/29/2024	2,000	2,000	2,000	—%	(10)
		Common Stock (268,962 shares)	6/15/2016		—	N/A	—	—	—	—%	(16)
								68,219	25,707	0.6%
Valley Electric Company, Inc. (31)	Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	8.00% (3ML+ 5.00%) plus 2.50% PIK	3.00	12/31/2024	10,430	10,430	10,430	0.3%	(3)(10)(39)
		Senior Secured Note	6/24/2014	8.00% plus 10.00% PIK	—	6/23/2024	33,301	33,301	33,301	0.8%	(39)
		Consolidated Revenue Interest (2.00%)	6/22/2018		—	N/A	—	—	1,552	—%	(12)
		Common Stock (50,000 shares)	12/31/2012		—	N/A	—	26,204	101,234	2.4%
								69,935	146,517	3.5%
Total Control Investments (Level 3)								$2,364,241	$3,057,923	73.9%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2021 (Unaudited)
(in thousands, except share data)

							December 31, 2021 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Affiliate Investments (5.00% to 24.99% voting control)(41)

Nixon, Inc. (32)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)	5/12/2017		—	N/A	$—	$—	$—	—%	(16)
								—	—	—%
PGX Holdings, Inc. (6)	Diversified Consumer Services	First Lien Term Loan	7/21/2021	9.25% (1ML+ 7.75%)	1.50	7/21/2026	67,818	67,818	67,818	1.6%	(3)(8)(10)
		Second Lien Term Loan	7/21/2021	13.25% (1ML+ 11.75%)	1.50	7/27/2027	153,931	153,931	153,931	3.7%	(3)(10)
		Common Stock (40,780,359 shares)	5/27/2020		—	N/A	—	—	153,759	3.7%	(16)
								221,749	375,508	9.0%
RGIS Services, LLC	Commercial Services & Supplies	Senior Secured Term Loan	6/25/2020	8.50% (2ML+ 7.50%)	1.00	6/25/2025	3,680	3,680	3,680	0.1%	(8)(10)
		Membership Interest (5.11%)	6/25/2020		—	N/A	—	10,303	15,256	0.4%
								13,983	18,936	0.5%
Targus Cayman HoldCo Limited (33)	Textiles, Apparel & Luxury Goods	Common Stock (7,383,395 shares)	2/12/2016		—	N/A	—	2,805	35,510	0.9%	(16)
								2,805	35,510	0.9%
Total Affiliate Investments (Level 3)								$238,537	$429,954	10.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2021 (Unaudited)
(in thousands, except share data)

							December 31, 2021 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan	9/21/2018	7.85% (1ML+ 7.75%)	—	10/1/2026	$32,133	$31,946	$32,133	0.8%	(3)(8)(10)
								31,946	32,133	0.8%
ABG Intermediate Holdings 2 LLC	Textiles, Apparel & Luxury Goods	Second Lien Term Loan	12/20/2021	6.65% (SOFR+ 6.15%)	0.50	12/20/2029	9,000	8,933	9,000	0.2%	(8)(10)
								8,933	9,000	0.2%
AmeriLife Holdings, LLC	Insurance	Second Lien Term Loan	3/18/2020	9.50% (6ML+ 8.50%)	1.00	3/18/2028	22,280	21,939	22,280	0.5%	(3)(8)(10)
								21,939	22,280	0.5%
Apidos CLO XI	Structured Finance	Subordinated Structured Note	12/6/2012	Residual Interest, current yield 8.80%	—	4/17/2034	67,783	37,315	29,730	0.7%	(5)(14)
								37,315	29,730	0.7%
Apidos CLO XII	Structured Finance	Subordinated Structured Note	3/15/2013	Residual Interest, current yield 4.71%	—	4/15/2031	52,203	35,874	29,849	0.7%	(5)(14)
								35,874	29,849	0.7%
Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	Residual Interest, current yield 6.48%	—	4/21/2031	48,515	37,055	29,064	0.7%	(5)(14)
								37,055	29,064	0.7%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	Residual Interest, current yield 8.31%	—	4/21/2031	35,855	29,748	25,748	0.6%	(5)(14)
								29,748	25,748	0.6%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	Revolving Line of Credit - $3,000 Commitment	2/21/2013	10.75% (3ML+ 8.75%)	2.00	4/29/2022	—	—	—	—%	(10)(15)
		Senior Secured Term Loan	2/21/2013	10.75% (3ML+ 8.75%)	2.00	4/29/2022	65,756	65,756	65,756	1.6%	(3)(10)
								65,756	65,756	1.6%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	Residual Interest, current yield 0.00%	—	7/20/2029	83,098	40,097	31,203	0.8%	(5)(14)(17)
								40,097	31,203	0.8%
BCPE North Star US Holdco 2, Inc.	Food Products	Delayed Draw Term Loan - $5,185 Commitment	6/7/2021	8.00% (3ML+ 7.25%)	0.75	6/10/2023	—	—	—	—%	(8)(10)(15)
		Second Lien Term Loan	6/7/2021	8.00% (3ML+ 7.25%)	0.75	6/11/2029	94,815	94,538	94,815	2.3%	(3)(8)(10)
								94,538	94,815	2.3%
BCPE Osprey Buyer, Inc.	Health Care Technology	Revolving Line of Credit - $4,239 Commitment	10/18/2021	6.50% (3ML+ 5.75%)	0.75	8/21/2026	—	—	—	—%	(8)(10)(15)
		Delayed Draw Term Loan - $22,609 Commitment	10/18/2021	6.50% (3ML+ 5.75%)	0.75	8/23/2028	—	—	—	—%	(8)(10)(15)
		First Lien Term Loan	10/18/2021	6.50% (3ML+ 5.75%)	0.75	8/23/2028	65,000	65,000	65,000	1.6%	(8)(10)
								65,000	65,000	1.6%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	Senior Secured Note	12/4/2017	8.00% (3ML+ 7.00%)	1.00	12/4/2025	185,527	185,527	185,527	4.5%	(3)(10)
								185,527	185,527	4.5%
Brookside Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	4/25/2013	Residual Interest, current yield 0.00%	—	1/17/2028	36,300	14,317	6,023	0.1%	(5)(14)(17)
								14,317	6,023	0.1%
California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note	4/19/2012	Residual Interest, current yield 10.30%	—	7/16/2032	58,915	43,425	30,047	0.7%	(5)(14)
								43,425	30,047	0.7%
Candle-Lite Company, LLC	Household Products	Senior Secured Term Loan A	1/23/2018	6.75% (3ML+ 5.50%)	1.25	1/23/2023	10,112	10,112	10,112	0.2%	(3)(10)
		Senior Secured Term Loan B	1/23/2018	10.75% (3ML+ 9.50%)	1.25	1/23/2023	10,949	10,949	10,949	0.3%	(3)(10)
								21,061	21,061	0.5%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Delayed Draw Term Loan - $1,500 Commitment	11/12/2020	9.75% (1ML+ 8.75%)	1.00	11/13/2028	—	—	—	—%	(8)(10)(15)
		Second Lien Term Loan	11/12/2020	9.75% (1ML+ 8.75%)	1.00	11/13/2028	8,500	8,226	8,500	0.2%	(3)(8)(10)
								8,226	8,500	0.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2021 (Unaudited)
(in thousands, except share data)

							December 31, 2021 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 11.59%	—	4/30/2031	$24,870	$15,434	$13,435	0.3%	(5)(14)
								15,434	13,435	0.3%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note	4/7/2017	Residual Interest, current yield 11.63%	—	7/15/2030	25,534	19,151	16,517	0.4%	(5)(14)
								19,151	16,517	0.4%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	8/9/2016	Residual Interest, current yield 9.92%	—	7/20/2034	32,200	32,079	27,443	0.7%	(5)(14)
								32,079	27,443	0.7%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield 5.05%	—	7/29/2030	49,552	37,405	30,169	0.7%	(5)(14)
								37,405	30,169	0.7%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note	8/2/2013	Residual Interest, current yield 9.43%	—	4/24/2031	44,100	28,022	20,801	0.5%	(5)(14)
								28,022	20,801	0.5%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note	10/22/2013	Residual Interest, current yield 12.59%	—	4/28/2031	45,500	31,892	29,548	0.7%	(5)(14)
								31,892	29,548	0.7%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note	8/5/2014	Residual Interest, current yield 10.16%	—	10/17/2030	50,143	30,661	25,241	0.6%	(5)(14)
								30,661	25,241	0.6%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note	12/9/2016	Residual Interest, current yield 11.86%	—	10/21/2031	34,000	30,214	29,357	0.7%	(5)(14)
								30,214	29,357	0.7%
Collections Acquisition Company, Inc.	Diversified Financial Services	Senior Secured Term Loan	12/3/2019	10.15% (3ML+ 7.65%)	2.50	6/3/2024	30,165	30,165	30,165	0.7%	(3)(10)
								30,165	30,165	0.7%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note	12/18/2013	Residual Interest, current yield 14.36%	—	10/25/2028	48,978	28,591	28,795	0.7%	(5)(14)
								28,591	28,795	0.7%
CP IRIS Holdco I, Inc. (49)	Building Products	Second Lien Term Loan	10/1/2021	7.50% (1ML+ 7.00%)	0.50	10/1/2029	35,000	35,000	35,000	0.8%	(3)(8)(10)
								35,000	35,000	0.8%
Curo Group Holdings Corp.	Consumer Finance	Senior Secured Note	7/30/2021	7.50%	—	8/1/2028	44,000	44,051	44,403	1.1%	(8)(14)(47)
								44,051	44,403	1.1%
DRI Holding Inc.	Commercial Services & Supplies	First Lien Term Loan	12/21/2021	5.75% (1ML+ 5.25%)	0.50	12/21/2028	20,000	20,000	20,000	0.5%	(8)(10)
		Second Lien Term Loan	12/21/2021	8.50% (1ML+ 8.00%)	0.50	12/21/2029	135,000	135,000	135,000	3.3%	(10)
								155,000	155,000	3.8%
Dunn Paper, Inc.	Paper & Forest Products	First Lien Term Loan	11/18/2019	6.25% (3ML+ 5.25%)	1.00	8/26/2022	4,468	4,440	4,447	0.1%	(3)(8)(10)
		Second Lien Term Loan	8/26/2016	10.25% (3ML+ 9.25%)	1.00	8/26/2023	11,500	11,445	10,756	0.3%	(3)(8)(10)
								15,885	15,203	0.4%
Easy Gardener Products, Inc.	Household Durables	Third Lien Term Loan	6/11/2020	10.25% (3ML+ 10.00%)	0.25	9/30/2024	3,930	3,930	3,930	0.1%	(10)
		Class A Units of EZG Holdings, LLC (200 units)	6/11/2020		—	N/A	—	313	781	—%	(16)
		Class B Units of EZG Holdings, LLC (12,525 units)	6/11/2020		—	N/A	—	1,688	5,078	0.1%	(16)
								5,931	9,789	0.2%
Engine Group, Inc. (7)	Media	Senior Secured Term Loan	11/17/2020	5.75% (1ML+ 4.75%)	1.00	11/17/2023	8,461	8,461	8,045	0.2%	(8)(10)
		Class B Common Units (1,039,554 units)	11/17/2020		—	N/A	—	26,991	—	—%	(8)(16)
								35,452	8,045	0.2%
Engineered Machinery Holdings, Inc.	Machinery	Incremental Amendment No. 2 Term Loan	5/6/2021	7.25% (3ML+ 6.50%)	0.75	7/18/2025	5,000	4,979	5,000	0.1%	(3)(8)(10)
		Incremental Amendment No. 3 Term Loan	8/6/2021	6.75% (3ML+ 6.00%)	0.75	5/21/2029	5,000	5,000	5,000	0.1%	(3)(8)(10)
								9,979	10,000	0.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2021 (Unaudited)
(in thousands, except share data)

							December 31, 2021 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Enseo Acquisition, Inc.	IT Services	First Lien Term Loan	6/2/2021	9.00% (3ML+ 8.00%)	1.00	6/2/2026	$54,725	$54,725	$54,725	1.3%	(3)(10)
								54,725	54,725	1.3%
EXC Holdings III Corp	Technology Hardware, Storage & Peripherals	Second Lien Term Loan	11/17/2017	8.50% (3ML+ 7.50%)	1.00	12/1/2025	12,500	12,439	12,500	0.3%	(3)(8)(10)
								12,439	12,500	0.3%
Eze Castle Integration, Inc. (f/k/a/ H.I.G. ECI Merger Sub, Inc.)	IT Services	Delayed Draw Term Loan - $1,786 Commitment	7/15/2020	10.00% (1ML+ 8.50%)	1.50	7/15/2025	—	—	—	—%	(10)(15)
		First Lien Term Loan	7/15/2020	10.00% (1ML+ 8.50%)	1.50	7/15/2025	46,981	46,981	46,981	1.1%	(3)(10)
								46,981	46,981	1.1%
First Brands Group	Auto Components	First Lien Term Loan	3/24/2021	6.00% (3ML+ 5.00%)	1.00	3/30/2027	16,624	16,501	16,624	0.4%	(3)(8)(10)
		Second Lien Term Loan	3/24/2021	9.50% (3ML+ 8.50%)	1.00	3/30/2028	32,000	31,482	32,000	0.8%	(3)(8)(10)
								47,983	48,624	1.2%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 11.18%	—	10/15/2030	50,524	35,021	27,263	0.7%	(5)(14)
								35,021	27,263	0.7%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 9.58%	—	5/16/2031	24,575	16,551	12,138	0.3%	(5)(14)
								16,551	12,138	0.3%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 7.60%	—	7/15/2031	39,905	28,487	17,573	0.4%	(5)(14)
								28,487	17,573	0.4%
Global Tel*Link Corporation	Diversified Telecommunication Services	First Lien Term Loan	8/7/2019	4.35% (1ML+ 4.25%)	—	11/29/2025	9,728	9,472	9,728	0.2%	(3)(8)(10)
		Second Lien Term Loan	11/20/2018	8.35% (1ML+ 8.25%)	—	11/29/2026	47,670	46,641	47,670	1.2%	(3)(8)(10)
								56,113	57,398	1.4%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Structured Finance	Subordinated Structured Note	8/7/2012	Residual Interest, current yield 0.00%	—	8/15/2023	23,188	3,704	19	—%	(5)(14)(17)
								3,704	19	—%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Structured Finance	Subordinated Structured Note	3/8/2013	Residual Interest, current yield 0.00%	—	4/15/2025	40,400	19,984	33	—%	(5)(14)(17)
								19,984	33	—%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Structured Finance	Subordinated Structured Note	2/7/2014	Residual Interest, current yield 0.00%	—	4/20/2026	24,500	11,822	64	—%	(5)(14)(17)
								11,822	64	—%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield 0.00%	—	4/28/2025	41,164	21,322	94	—%	(5)(14)(17)
								21,322	94	—%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield 0.00%	—	10/18/2027	39,598	29,557	367	—%	(5)(14)(17)
								29,557	367	—%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 0.00%	—	7/18/2031	19,025	13,023	5,429	0.1%	(5)(14)(17)
								13,023	5,429	0.1%
Help/Systems Holdings, Inc.	Software	Second Lien Term Loan	11/14/2019	7.50% (3ML+ 6.75%)	0.75	11/19/2027	52,500	52,267	52,500	1.3%	(3)(8)(10)
								52,267	52,500	1.3%
Interventional Management Services, LLC	Health Care Providers & Services	Revolving Line of Credit - $5,000 Commitment	2/22/2021	9.50% (3ML+ 8.50%)	1.00	2/22/2025	5,000	5,000	5,000	0.1%	(10)(15)
		Senior Secured Term Loan	2/22/2021	9.50% (3ML+ 8.50%)	1.00	2/20/2026	69,090	69,090	69,090	1.7%	(3)(10)
								74,090	74,090	1.8%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	6/26/2015	Residual Interest, current yield 4.24%	—	10/20/2031	23,594	19,109	13,032	0.3%	(5)(14)
								19,109	13,032	0.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2021 (Unaudited)
(in thousands, except share data)

							December 31, 2021 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

K&N Parent, Inc.	Auto Components	First Lien Term Loan	2/20/2020	5.75% (3ML+ 4.75%)	1.00	10/20/2023	$1,873	$1,738	$1,873	—%	(8)(10)
		Second Lien Term Loan	10/19/2016	9.75% (3ML+ 8.75%)	1.00	10/21/2024	25,887	25,656	25,887	0.6%	(8)(10)
								27,394	27,760	0.6%
Keystone Acquisition Corp. (4)	Health Care Providers & Services	Second Lien Term Loan	5/10/2017	10.25% (1ML+ 9.25%)	1.00	5/1/2025	50,000	50,000	50,000	1.2%	(3)(8)(10)
								50,000	50,000	1.2%
KM2 Solutions LLC	IT Services	First Lien Term Loan	12/17/2020	9.00% (3ML+ 8.00%)	1.00	12/17/2025	24,750	24,750	24,750	0.6%	(3)(10)
								24,750	24,750	0.6%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 5.83%	—	7/21/2031	49,933	27,491	19,947	0.5%	(5)(14)
								27,491	19,947	0.5%
LGC US FINCO, LLC	Machinery	First Lien Term Loan	1/17/2020	7.50% (1ML+ 6.50%)	1.00	12/20/2025	28,800	28,198	28,800	0.7%	(3)(8)(10)
								28,198	28,800	0.7%
Magnate Worldwide, LLC	Air Freight & Logistics	Second Lien Term Loan	12/30/2021	8.50% (3ML+ 7.75%)	0.75	12/30/2029	95,000	95,000	95,000	2.3%	(8)(10)
								95,000	95,000	2.3%
Mamba Purchaser, Inc.	Health Care Providers & Services	Second Lien Term Loan	9/29/2021	7.00% (1ML+ 6.50%)	0.50	10/14/2029	5,000	4,976	5,000	0.1%	(3)(8)(10)
								4,976	5,000	0.1%
Medical Solutions Holdings, Inc. (50)	Health Care Providers & Services	Second Lien Term Loan	11/1/2021	7.50% (3ML+ 7.00%)	0.50	11/1/2029	53,000	53,000	53,000	1.3%	(3)(8)(10)
								53,000	53,000	1.3%
Medusind Acquisition, Inc. (19)	Health Care Providers & Services	First Lien Term Loan	9/30/2019	7.50% (3ML+ 6.50%)	1.00	4/8/2024	23,885	23,697	23,885	0.6%	(3)(10)
								23,697	23,885	0.6%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note	4/17/2013	Residual Interest, current yield 3.38%	—	10/15/2030	43,650	27,633	16,253	0.4%	(5)(14)
								27,633	16,253	0.4%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 10.99%	—	7/15/2031	47,830	27,210	25,156	0.6%	(5)(14)
								27,210	25,156	0.6%
Nexus Buyer LLC	Capital Markets	Second Lien Term Loan	11/5/2021	6.75% (1ML+ 6.25%)	0.50	11/5/2029	42,500	42,500	42,500	1.0%	(8)(10)
								42,500	42,500	1.0%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 8.03%	—	7/19/2030	42,064	31,197	24,442	0.6%	(5)(14)
								31,197	24,442	0.6%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note	8/12/2015	Residual Interest, current yield 10.01%	—	4/16/2031	46,015	23,644	17,829	0.4%	(5)(14)
								23,644	17,829	0.4%
OneTouchPoint Corp	Professional Services	Senior Secured Term Loan	2/19/2021	9.00% (3ML+ 8.00%)	1.00	2/19/2026	39,893	39,893	39,893	1.0%	(3)(10)
								39,893	39,893	1.0%
Orva Buyer, LLC	Specialty Retail	Senior Secured Term Loan	12/23/2020	9.50% (1ML+ 7.50%)	2.00	12/23/2025	39,690	39,690	39,690	1.0%	(3)(10)
								39,690	39,690	1.0%
PeopleConnect Holdings, LLC (11)	Interactive Media & Services	Senior Secured Term Loan	1/22/2020	10.00% (3ML+ 8.25%)	1.75	1/22/2025	249,831	249,831	249,831	6.0%	(3)(10)
								249,831	249,831	6.0%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2021 (Unaudited)
(in thousands, except share data)

							December 31, 2021 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

PetVet Care Centers, LLC (f/k/a Pearl Intermediate Parent LLC)	Health Care Providers & Services	Second Lien Term Loan	2/1/2018	6.35% (1ML+ 6.25%)	—	2/15/2026	$11,000	$10,987	$11,000	0.3%	(3)(8)(10)
								10,987	11,000	0.3%
PlayPower, Inc.	Leisure Products	First Lien Term Loan	5/7/2019	5.72% (3ML+ 5.50%)	—	5/10/2026	5,873	5,833	5,669	0.1%	(3)(8)(10)
								5,833	5,669	0.1%
Preventics, Inc. (d/b/a Legere Pharmaceuticals) (46)	Health Care Providers & Services	First Lien Term Loan	11/12/2021	11.50% (3ML+ 10.50%)	1.00	11/12/2026	9,289	9,289	9,289	0.3%	(3)(10)
		Series A Convertible Preferred Stock (320 units)	11/12/2021		—	N/A	—	127	127	—%	(16)
		Series C Convertible Preferred Stock (3,575 units)	11/12/2021		—	N/A	—	1,419	1,420	—%	(16)
								10,835	10,836	0.3%
RC Buyer, Inc.	Auto Components	Second Lien Term Loan	7/26/2021	7.50% (3ML+ 6.75%)	0.75	7/30/2029	20,000	19,905	20,000	0.5%	(3)(8)(10)
								19,905	20,000	0.5%
Redstone Holdco 2 LP (22)	IT Services	Second Lien Term Loan	4/16/2021	8.50% (3ML+ 7.75%)	0.75	4/27/2029	50,000	49,185	48,962	1.2%	(3)(8)(10)
								49,185	48,962	1.2%
Research Now Group, Inc. & Survey Sampling International LLC	Professional Services	First Lien Term Loan	12/8/2017	6.50% (6ML+ 5.50%)	1.00	12/20/2024	9,600	9,369	9,600	0.2%	(3)(8)(10)
		Second Lien Term Loan	12/8/2017	10.50% (6ML+ 9.50%)	1.00	12/20/2025	50,000	48,276	50,000	1.2%	(3)(8)(10)
								57,645	59,600	1.4%
Rising Tide Holdings, Inc.	Diversified Consumer Services	Second Lien Term Loan	5/26/2021	9.00% (1ML+ 8.25%)	0.75	6/1/2029	23,000	22,680	23,000	0.6%	(3)(8)(10)
								22,680	23,000	0.6%
RME Group Holding Company	Media	Senior Secured Term Loan A	5/4/2017	8.00% (3ML+ 7.00%)	1.00	5/4/2022	26,521	26,521	26,521	0.7%	(3)(10)
		Senior Secured Term Loan B	5/4/2017	13.00% (3ML+ 12.00%)	1.00	5/4/2022	21,974	21,974	21,974	0.5%	(3)(10)
								48,495	48,495	1.2%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note	4/11/2014	Residual Interest, current yield 3.69%	—	4/21/2031	27,725	21,689	15,056	0.4%	(5)(14)
								21,689	15,056	0.4%
Rosa Mexicano	Hotels, Restaurants & Leisure	Revolving Line of Credit - $500 Commitment	3/29/2018	8.75% (3ML+ 7.50%)	1.25	3/29/2023	456	456	448	—%	(10)(15)
		Senior Secured Term Loan	3/29/2018	8.75% (3ML+ 7.50%)	1.25	3/29/2023	23,589	23,589	23,204	0.6%	(10)
								24,045	23,652	0.6%
Securus Technologies Holdings, Inc.	Communications Equipment	First Lien Term Loan	8/2/2019	5.50% (3ML+ 4.50%)	1.00	11/1/2024	9,746	9,179	9,662	0.2%	(3)(8)(10)
		Second Lien Term Loan	6/20/2017	9.25% (3ML+ 8.25%)	1.00	11/1/2025	50,662	50,566	50,640	1.2%	(3)(8)(10)
								59,745	60,302	1.4%
SEOTownCenter, Inc.	IT Services	Senior Secured Term Loan A	4/10/2018	9.50% (3ML+ 7.50%)	2.00	4/7/2023	23,867	23,867	23,867	0.5%	(3)(10)
		Senior Secured Term Loan B	4/10/2018	14.50% (3ML+ 12.50%)	2.00	4/7/2023	19,027	19,027	19,027	0.5%	(3)(10)
								42,894	42,894	1.0%
Shearer’s Foods, LLC	Food Products	Second Lien Term Loan	9/15/2020	8.75% (3ML+ 7.75%)	1.00	9/23/2028	5,000	4,916	5,000	0.1%	(3)(8)(10)
								4,916	5,000	0.1%
Shutterfly, LLC	Internet & Direct Marketing Retail	2021 Refinancing Term B Loan	7/1/2021	5.75% (3ML+ 5.00%)	0.75	9/25/2026	20,295	20,202	20,259	0.5%	(3)(8)(10)
								20,202	20,259	0.5%
Sorenson Communications, LLC	Diversified Telecommunication Services	First Lien Term Loan	3/12/2021	6.25% (3ML+ 5.50%)	0.75	3/17/2026	16,577	16,424	16,577	0.4%	(3)(8)(10)
								16,424	16,577	0.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2021 (Unaudited)
(in thousands, except share data)

							December 31, 2021 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Southern Veterinary Partners	Health Care Providers & Services	Second Lien Term Loan	10/2/2020	8.75% (6ML+ 7.75%)	1.00	10/5/2028	$8,000	$7,932	$8,000	0.2%	(3)(8)(10)
								7,932	8,000	0.2%
Spectrum Holdings III Corp	Health Care Equipment & Supplies	Second Lien Term Loan	1/26/2018	8.00% (6ML+ 7.00%)	1.00	1/31/2026	7,500	7,481	7,037	0.2%	(3)(8)(10)
								7,481	7,037	0.2%
Staples, Inc.	Distributors	First Lien Term Loan	11/18/2019	5.13% (3ML+ 5.00%)	—	4/16/2026	8,819	8,759	8,579	0.2%	(3)(8)(10)(47)
								8,759	8,579	0.2%
Strategic Materials	Household Durables	Second Lien Term Loan	10/27/2017	8.75% (3ML+ 7.75%)	1.00	11/1/2025	7,000	6,967	5,700	0.1%	(8)(10)
								6,967	5,700	0.1%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interests	12/4/2006		—	N/A	—	—	—	—%	(13)
								—	—	—%
Sudbury Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	11/14/2013	Residual Interest, current yield 0.00%	—	1/19/2026	28,200	—	—	—%	(5)(14)(17)
								—	—	—%
Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note	5/6/2014	Residual Interest, current yield 0.00%	—	7/14/2026	49,250	24,935	14,041	0.3%	(5)(14)(17)
								24,935	14,041	0.3%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note	10/17/2014	Residual Interest, current yield 5.75%	—	1/19/2032	63,831	44,079	27,795	0.7%	(5)(14)
								44,079	27,795	0.7%
The Octave Music Group, Inc.	Entertainment	First Lien Term Loan	2/26/2020	6.25% (1ML+ 5.25%) plus 0.75% PIK	1.00	5/29/2025	30,350	30,095	30,350	0.7%	(3)(8)(10)(39)
								30,095	30,350	0.7%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	1/26/2018	5.00% (3ML+ 3.50%) plus 8.125% PIK	1.50	1/26/2023	160,345	160,345	160,345	3.9%	(3)(10)(39)
								160,345	160,345	3.9%
TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	10.00% (3ML+ 9.00%) plus 1.50% PIK	1.00	11/30/2025	28,463	28,463	28,463	0.7%	(3)(10)(39)
								28,463	28,463	0.7%
United Sporting Companies, Inc. (18)	Distributors	Second Lien Term Loan	9/28/2012	13.25% (1ML+ 11.00%) plus 2.00% PIK	2.25	11/16/2019	144,692	103,730	6,284	0.2%	(9)(10)
								103,730	6,284	0.2%
Universal Fiber Systems, LLC	Textiles, Apparel & Luxury Goods	Second Lien Term Loan	10/2/2015	10.50% (1ML+ 9.50%)	1.00	10/2/2022	37,000	36,921	36,253	0.9%	(3)(8)(10)
								36,921	36,253	0.9%
Upstream Newco, Inc.	Health Care Providers & Services	Second Lien Term Loan	11/20/2019	8.60% (1ML+ 8.50%)	—	11/20/2027	22,000	21,849	22,000	0.5%	(3)(8)(10)
								21,849	22,000	0.5%
USG Intermediate, LLC	Leisure Products	Revolving Line of Credit - $3,000 Commitment	4/15/2015	10.25% (1ML+ 9.25%)	1.00	8/24/2024	3,000	3,000	3,000	0.1%	(10)(15)
		Senior Secured Term Loan B	4/15/2015	12.75% (1ML+ 11.75%)	1.00	8/24/2024	22,800	22,800	22,800	0.6%	(3)(10)
		Equity	4/15/2015		—	N/A	—	1	—	—%	(16)
								25,801	25,800	0.7%
VC GB Holdings I Corp	Household Durables	Second Lien Term Loan	6/30/2021	7.25% (3ML+ 6.75%)	0.50	7/23/2029	23,000	22,782	23,000	0.6%	(3)(8)(10)
								22,782	23,000	0.6%
Venio LLC (48)	Professional Services	First Lien Term Loan	2/19/2014	1.00% PIK	—	2/19/2020	14,481	14,481	12,199	0.3%	(39)
								14,481	12,199	0.3%
Victor Technology, LLC	Commercial Services & Supplies	Senior Secured Term Loan	12/3/2021	8.50% (3ML+ 7.50%)	1.00	12/3/2028	30,000	30,000	30,000	0.7%	(3)(10)
								30,000	30,000	0.7%
Vision Solutions, Inc. (29)	IT Services	Second Lien Term Loan	4/23/2021	8.00% (3ML+ 7.25%)	0.75	4/23/2029	60,000	59,474	60,000	1.4%	(3)(8)(10)
								59,474	60,000	1.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2021 (Unaudited)
(in thousands, except share data)

							December 31, 2021 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 6.85%	—	10/15/2030	$40,613	$30,464	$24,496	0.6%	(5)(14)
								30,464	24,496	0.6%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 3.02%	—	4/18/2031	40,773	28,573	17,885	0.4%	(5)(14)
								28,573	17,885	0.4%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2016	Residual Interest, current yield 8.26%	—	10/20/2031	28,100	24,558	19,841	0.5%	(5)(14)
								24,558	19,841	0.5%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note	6/13/2017	Residual Interest, current yield 12.13%	—	4/20/2034	44,885	49,446	42,735	1.0%	(5)(14)
								49,446	42,735	1.0%
VT Topco, Inc.	Commercial Services & Supplies	Second Lien Term Loan	8/14/2018	6.85% (1ML+ 6.75%)	—	8/17/2026	7,000	6,980	6,963	0.2%	(3)(8)(10)
		2021 Term Loans	7/30/2021	7.50% (1ML+ 6.75%)	0.75	8/17/2026	13,250	13,159	13,224	0.3%	(3)(8)(10)
								20,139	20,187	0.5%
Wellpath Holdings, Inc. (f/k/a CCS-CMGC Holdings, Inc.)	Health Care Providers & Services	First Lien Term Loan	5/13/2019	5.63% (3ML+ 5.50%)	—	10/1/2025	$14,464	$14,278	$14,464	0.4%	(3)(8)(10)
		Second Lien Term Loan	9/25/2018	9.13% (3ML+ 9.00%)	—	10/1/2026	37,000	36,577	37,000	0.9%	(3)(8)(10)
								50,855	51,464	1.3%
Total Non-Control/Non-Affiliate Investments (Level 3)								$3,938,560	$3,514,969	84.8%

Total Portfolio Investments (Level 3)								$6,541,338	$7,002,846	169.1%
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2021
(in thousands, except share data)

							June 30, 2021
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note	4/7/2017	Residual Interest, current yield 17.07%	—	7/15/2030	$25,534	$19,980	$16,864	0.4%	(5)(14)
								19,980	16,864	0.4%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	8/9/2016	Residual Interest, current yield 11.48%	—	7/20/2034	32,200	32,932	27,521	0.7%	(5)(14)
								32,932	27,521	0.7%
CCS-CMGC Holdings, Inc.	Health Care Providers & Services	First Lien Term Loan	5/13/2019	5.60% (1ML+ 5.50%)	—	10/1/2025	9,526	9,422	9,526	0.2%	(3)(8)(10)
		Second Lien Term Loan	9/25/2018	9.10% (1ML+ 9.00%)	—	10/1/2026	37,000	36,532	37,000	0.9%	(3)(8)(10)
								45,954	46,526	1.1%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield 11.63%	—	7/29/2030	49,552	39,865	30,885	0.8%	(5)(14)
								39,865	30,885	0.8%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note	8/2/2013	Residual Interest, current yield 13.87%	—	4/24/2031	44,100	29,312	20,974	0.5%	(5)(14)
								29,312	20,974	0.5%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note	10/22/2013	Residual Interest, current yield 15.99%	—	4/28/2031	45,500	32,985	30,202	0.8%	(5)(14)
								32,985	30,202	0.8%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note	8/5/2014	Residual Interest, current yield 10.75%	—	10/17/2030	44,467	30,604	22,322	0.6%	(5)(14)
								30,604	22,322	0.6%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note	12/9/2016	Residual Interest, current yield 11.69%	—	10/21/2031	34,000	30,275	28,829	0.7%	(5)(14)
								30,275	28,829	0.7%
Cinedigm DC Holdings, LLC	Entertainment	Senior Secured Term Loan	2/28/2013	11.00% (3ML+ 9.00%) plus 2.50% PIK	2.00	3/31/2022	3,031	2,981	3,031	0.1%	(10)(39)
								2,981	3,031	0.1%
Collections Acquisition Company, Inc.	Diversified Financial Services	Senior Secured Term Loan	12/3/2019	10.15% (3ML+ 7.65%)	2.50	6/3/2024	30,165	30,165	30,165	0.8%	(3)(10)
								30,165	30,165	0.8%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note	12/18/2013	Residual Interest, current yield 3.38%	—	10/25/2028	40,275	22,044	19,078	0.5%	(5)(14)
								22,044	19,078	0.5%
Curo Group Holdings Corp.	Consumer Finance	Second Lien Term Loan	7/30/2020	0.0825	—	9/1/2025	14,621	12,525	15,188	0.4%	(14)(47)
								12,525	15,188	0.4%
Digital Room, LLC	Commercial Services & Supplies	First Lien Term Loan	5/14/2019	5.20% (6ML+ 5.00%)	—	5/21/2026	9,800	9,718	9,800	0.2%	(3)(8)(10)
		Second Lien Term Loan	5/14/2019	9.20% (6ML+ 9.00%)	—	5/21/2027	70,000	70,000	70,000	1.8%	(3)(8)(10)
								79,718	79,800	2.0%
Dunn Paper, Inc.	Paper & Forest Products	First Lien Term Loan	11/18/2019	6.25% (1ML+ 5.25%)	1.00	8/26/2022	4,468	4,418	4,468	0.1%	(3)(8)(10)
		Second Lien Term Loan	8/26/2016	10.25% (1ML+ 9.25%)	1.00	8/26/2023	11,500	11,429	11,347	0.3%	(3)(8)(10)
								15,847	15,815	0.4%
Easy Gardener Products, Inc.	Household Durables	Third Lien Term Loan	6/11/2020	10.25% (3ML+ 10.00%)	0.25	9/30/2024	3,950	3,950	3,950	0.1%	(10)
		Class A Units of EZG Holdings, LLC (200 units)	6/11/2020		—	N/A	—	313	781	—%	(16)
		Class B Units of EZG Holdings, LLC (12,525 units)	6/11/2020		—	N/A	—	1,688	5,043	0.1%	(16)
								5,951	9,774	0.2%
Edmentum	Diversified Consumer Services	Escrow Receivable	12/11/2020		—	N/A	—	—	—	—%	(16)
								—	—	—%
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2021
(in thousands, except share data)

							June 30, 2021
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Medusind Acquisition, Inc. (19)	Health Care Providers & Services	First Lien Term Loan	9/30/2019	9.00% (3ML+ 8.00%)	1.00	4/8/2024	$24,136	$23,906	$24,136	0.6%	(3)(10)
								23,906	24,136	0.6%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note	4/17/2013	Residual Interest, current yield 5.79%	—	10/15/2030	43,650	28,800	16,135	0.4%	(5)(14)
								28,800	16,135	0.4%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 14.82%	—	7/15/2031	47,830	28,628	26,301	0.7%	(5)(14)
								28,628	26,301	0.7%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 10.32%	—	7/19/2030	42,064	32,164	25,683	0.7%	(5)(14)
								32,164	25,683	0.7%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note	8/12/2015	Residual Interest, current yield 16.44%	—	4/16/2031	46,016	24,976	18,289	0.5%	(5)(14)
								24,976	18,289	0.5%
OneTouchPoint Corp	Professional Services	Senior Secured Term Loan	2/19/2021	9.00% (3ML+ 8.00%)	1.00	2/19/2026	40,298	40,298	40,298	1.0%	(3)(10)
								40,298	40,298	1.0%
Orva Buyer, LLC	Specialty Retail	Senior Secured Term Loan	12/23/2020	9.50% (1ML+ 7.50%)	2.00	12/23/2025	40,095	40,095	40,095	1.0%	(3)(10)
								40,095	40,095	1.0%
Pearl Intermediate Parent LLC	Health Care Providers & Services	Second Lien Term Loan	2/1/2018	6.35% (1ML+ 6.25%)	—	2/15/2026	5,000	4,985	5,000	0.1%	(3)(8)(10)
								4,985	5,000	0.1%
PeopleConnect Holdings, LLC (11)	Interactive Media & Services	Revolving Line of Credit - $8,918 Commitment	1/22/2020	10.00% (1ML+ 8.25%)	1.75	1/22/2025	—	—	—	—%	(10)(15)
		Senior Secured Term Loan	1/22/2020	10.00% (3ML+ 8.25%)	1.75	1/22/2025	180,127	180,127	180,127	4.6%	(3)(10)
								180,127	180,127	4.6%
PlayPower, Inc.	Leisure Products	First Lien Term Loan	5/7/2019	5.65% (3ML+ 5.50%)	—	5/10/2026	5,906	5,860	5,906	0.1%	(3)(8)(10)
								5,860	5,906	0.1%
Redstone Holdco 2 LP (22)	IT Services	Delayed Draw Term Loan - $18,200 Commitment	4/16/2021	8.50% (3ML+ 7.75%)	0.75	4/27/2029	—	—	—	—%	(8)(10)(15)
		Second Lien Term Loan	4/16/2021	8.50% (3ML+ 7.75%)	0.75	4/27/2029	31,778	31,233	31,490	0.8%	(3)(8)(10)
								31,233	31,490	0.8%
Research Now Group, Inc. & Survey Sampling International LLC	Professional Services	First Lien Term Loan	12/8/2017	6.50% (6ML+ 5.50%)	1.00	12/20/2024	9,650	9,383	9,650	0.2%	(3)(8)(10)
		Second Lien Term Loan	12/8/2017	10.50% (6ML+ 9.50%)	1.00	12/20/2025	50,000	48,057	50,000	1.3%	(3)(8)(10)
								57,440	59,650	1.5%
Rising Tide Holdings, Inc.	Diversified Consumer Services	Second Lien Term Loan	5/26/2021	9.00% (1ML+ 8.25%)	0.75	6/1/2029	23,000	22,659	22,711	0.6%	(8)(10)
								22,659	22,711	0.6%
RME Group Holding Company	Media	Senior Secured Term Loan A	5/4/2017	8.00% (3ML+ 7.00%)	1.00	5/4/2022	26,896	26,896	26,896	0.7%	(3)(10)
		Senior Secured Term Loan B	5/4/2017	13.00% (3ML+ 12.00%)	1.00	5/4/2022	22,099	22,099	22,073	0.6%	(3)(10)
								48,995	48,969	1.3%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note	4/11/2014	Residual Interest, current yield 9.08%	—	4/21/2031	27,725	22,883	15,346	0.4%	(5)(14)
								22,883	15,346	0.4%
Rosa Mexicano	Hotels, Restaurants & Leisure	Revolving Line of Credit - $500 Commitment	3/29/2018	8.75% (3ML+ 7.50%)	1.25	3/29/2023	524	524	505	—%	(10)(15)(39)
		Senior Secured Term Loan	3/29/2018	8.75% (3ML+ 7.50%)	1.25	3/29/2023	23,978	23,978	23,119	0.6%	(10)(39)
								24,502	23,624	0.6%
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2021 (Unaudited) and June 30, 2021

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
(3)Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of the investments held by PCF at December 31, 2021 and June 30, 2021 were $2,056,413 and $1,797,733, respectively, representing 29.4% and 29.0% of our total investments, respectively.
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
(10)Certain variable rate securities in our portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. The 1-Month LIBOR, or “1ML”, was 0.10% as of December 31, 2021 and 0.10% as of June 30, 2021. The 2-Month LIBOR, or “2ML”, was 0.15% as of December 31, 2021 and 0.13% as of June 30, 2021. The 3-Month LIBOR, or “3ML”, was 0.21% as of December 31, 2021 and 0.15    % as of June 30, 2021. The 6-Month LIBOR, or “6ML”, was 0.34% as of December 31, 2021 and 0.16% as of June 30, 2021. The 12-Month LIBOR, or “12ML”, was 0.58% as of December 31, 2021 and 0.25% as of June 30, 2021. The Secured Overnight Financing Rate or “SOFR”, was 0.05% as of December 31, 2021 and 0.05% as of June 30, 2021.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2021 (Unaudited) and June 30, 2021 (Continued)
(14)Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2021 and June 30, 2021, our qualifying assets, as a percentage of total assets, stood at 77.96% and 76.31%, respectively. We monitor the status of these assets on an ongoing basis.
(15)Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of December 31, 2021 and June 30, 2021, we had $48,672 and $67,385, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.
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
(19)Medusind Acquisition, Inc., Medusind Intermediate, Inc., Medusind Solutions Inc. and Medusind Inc. are joint borrowers.
(20)CP Holdings of Delaware LLC (“CP Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of CP Energy Services Inc. (“CP Energy”) as of December 31, 2021 and June 30, 2021. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $16,019 in senior secured term loans (the “Spartan Term Loans”) due to us as of December 31, 2021. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. In September 2020, we made a new $26,193 Series A preferred stock investment in Spartan Energy Holdings, Inc., which equates to 100% of the Series A non-voting non-convertible preferred stock outstanding. In September 2020, Spartan Energy Services, LLC fully repaid the $26,193 Senior Secured Term Loan B receivable to us at par. We recorded a realized gain of $2,832 in our Consolidated Statement of Operations for the quarter ended September 30, 2020 as a result of this transaction.
(21)Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 98.90% and 99.01% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of December 31, 2021 and June 30, 2021, respectively. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company. Effective December 10, 2021, Credit Central’s term loan lenders were granted a first priority security interest on certain assets of Credit Central and our investment became classified as a First Lien Term Loan.
(22)Redstone Holdco 2 LP is the parent borrower on the second lien term loan. Redstone Buyer, LLC, Redstone Intermediate (Archer) HoldCo LLC, Redstone Intermediate (FRI) HoldCo LLC, Redstone Intermediate (NetWitness) HoldCo, LLC, and Redstone Intermediate (SecurID) HoldCo, LLC are joint borrowers on the Second Lien Term Loan.
(23)First Tower Holdings of Delaware LLC (“First Tower Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC, the operating company as of December 31, 2021 and June 30, 2021. We report First Tower Finance as a separate controlled company. Effective March 17, 2021, the First Tower, LLC lenders were granted a first priority security interest in First Tower Finance’s assets and our investment became classified as a First Lien Term Loan. Effective June 30, 2021, we increased our investment in our first lien term loan in the aggregate principal amount of $50,000 and that proceeds were returned to us as a distribution on our equity investment in First Tower, LLC.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2021 (Unaudited) and June 30, 2021 (Continued)
(24)Energy Solutions Holdings Inc., a consolidated entity in which we own 100% of the equity, owns 100% of Freedom Marine Solutions, LLC (“Freedom Marine”), which owns Vessel Company, LLC, Vessel Company II, LLC and Vessel Company III, LLC. We report Freedom Marine as a separate controlled company.
(25)MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 100% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc. (“Mity-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. Our subordinated unsecured note issued and outstanding to Broda Canada is denominated in Canadian Dollars (“CAD”). As of December 31, 2021 and June 30, 2021, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder.
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
(27)Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 94.48% of Nationwide Loan Company LLC, the operating company, as of December 31, 2021 and June 30, 2021. We report Nationwide Loan Company LLC as a separate controlled company. Prospect has a first priority security interest in the assets of Nationwide.
(28)NMMB Holdings, Inc. (“NMMB Holdings”), a consolidated entity in which we own 100% of the equity, owns 95.17% and 94.82% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of December 31, 2021 and June 30, 2021, respectively. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.
(29)Vision Solutions, Inc. and Precisely Software Incorporate (f/k/a Syncsort Incorporated) are joint borrowers on the Second Lien Term Loan.
(30)Prospect owns 99.96% of the equity of USES Corp. as of December 31, 2021 and June 30, 2021.
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
(32)As of December 31, 2021 and June 30, 2021, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC (f/k/a Nixon Holdco, LLC), the parent company of Nixon, Inc.
(33)Prospect owns 9.19% of the equity in Targus Cayman HoldCo Limited (“Targus”), the parent company of Targus International LLC (“Targus International”), as of December 31, 2021 and June 30, 2021.
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
(35)As of December 31, 2021 and June 30, 2021, the residual profit interest includes both (i) 8.33% of New TLA and TLD residual profit and (ii) 100% of TLC residual profits, with both calculated quarterly in arrears.
(36)Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.97% ownership interest of Pacific World as of December 31, 2021 and June 30, 2021. As a result, Prospect’s investment in Pacific World is classified as a control investment.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2021 (Unaudited) and June 30, 2021 (Continued)
(37)The following shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of December 31, 2021:

Industry	1st Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$80,510	$—	$—	$—	$—	$22,738	$103,248
Commercial Services & Supplies	117,460	—	—	—	7,200	27,349	152,009
Construction & Engineering	43,731	—	—	—	—	26,204	69,935
Consumer Finance	420,499	—	—	—	—	71,323	491,822
Diversified Consumer Services	—	—	—	—	—	2,378	2,378
Energy Equipment & Services	60,021	—	—	—	—	220,150	280,171
Equity Real Estate Investment Trusts (REITs)	470,575	—	—	—	—	3,410	473,985
Health Care Providers & Services	254,074	—	—	—	—	45,118	299,192
Machinery	28,622	—	—	—	—	6,866	35,488
Media	4,798	—	—	—	—	12,869	17,667
Online Lending	6,600	—	—	—	—	—	6,600
Personal Products	68,619	—	—	—	—	189,295	257,914
Trading Companies & Distributors	32,732	—	—	—	—	32,500	65,232
Structured Finance (A)	108,600	—	—	—	—	—	108,600
Total Control Investments	$1,696,841	$—	$—	$—	$7,200	$660,200	$2,364,241
Affiliate Investments
Commercial Services & Supplies	$3,680	$—	$—	$—	$—	$10,303	$13,983
Diversified Consumer Services	67,818	153,931	—	—	—	—	221,749
Textiles, Apparel & Luxury Goods	—	—	—	—	—	2,805	2,805
Total Affiliate Investments	$71,498	$153,931	$—	$—	$—	$13,108	$238,537
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$95,000	—	$—	$—	$—	$95,000
Auto Components	18,239	77,043	—	—	—	—	95,282
Building Products	—	35,000	—	—	—	—	35,000
Capital Markets	—	42,500	—	—	—	—	42,500
Commercial Services & Supplies	50,000	163,365	—	—	—	—	213,365
Communications Equipment	9,179	50,566	—	—	—	—	59,745
Consumer Finance	44,051	—	—	—	—	—	44,051
Distributors	169,104	103,730	—	—	—	—	272,834
Diversified Consumer Services	—	22,680	—	—	—	—	22,680
Diversified Financial Services	30,165	—	—	—	—	—	30,165
Diversified Telecommunication Services	25,896	46,641	—	—	—	—	72,537
Entertainment	30,095	—	—	—	—	—	30,095
Food Products	—	131,400	—	—	—	—	131,400
Health Care Equipment & Supplies	—	7,481	—	—	—	—	7,481
Health Care Providers & Services	187,110	185,321	—	—	—	1,546	373,977
Health Care Technology	65,000	—	—	—	—	—	65,000
Hotels, Restaurants & Leisure	24,045	—	—	—	—	—	24,045
Household Durables	—	29,749	3,930	—	—	2,001	35,680
Household Products	21,061	—	—	—	—	—	21,061
Insurance	—	21,939	—	—	—	—	21,939
Interactive Media & Services	249,831	—	—	—	—	—	249,831
Internet & Direct Marketing Retail	59,892	—	—	—	—	—	59,892
IT Services	169,350	108,659	—	—	—	—	278,009
Leisure Products	31,633	—	—	—	—	1	31,634
Machinery	56,661	9,979	—	—	—	—	66,640
Media	56,956	—	—	—	—	26,991	83,947
Paper & Forest Products	4,440	11,445	—	—	—	—	15,885
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2021 (Unaudited) and June 30, 2021 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Professional Services	63,743	48,276	—	—	—	—	112,019
Software	—	52,267	—	—	—	—	52,267
Technology Hardware, Storage & Peripherals	—	12,439	—	—	—	—	12,439
Textiles, Apparel & Luxury Goods	185,527	45,854	—	—	—	—	231,381
Structured Finance (A)	—	—	—	1,050,779	—	—	1,050,779
Total Non-Control/Non-Affiliate	$1,551,978	$1,301,334	$3,930	$1,050,779	$—	$30,539	$3,938,560
Total Portfolio Investment Cost	$3,320,317	$1,455,265	$3,930	$1,050,779	$7,200	$703,847	$6,541,338
The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of December 31, 2021:

Industry	1st Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Control Investments
Aerospace & Defense	$80,005	$—	$—	$—	$—	$—	$80,005	1.9%
Commercial Services & Supplies	74,948	—	—	—	5,824	—	80,772	2.0%
Construction & Engineering	43,731	—	—	—	—	102,786	146,517	3.5%
Consumer Finance	422,754	—	—	—	—	342,091	764,845	18.5%
Diversified Consumer Services	—	—	—	—	—	3,833	3,833	0.1%
Energy Equipment & Services	60,021	—	—	—	—	27,584	87,605	2.1%
Equity Real Estate Investment Trusts (REITs)	470,575	—	—	—	—	638,023	1,108,598	26.8%
Health Care Providers & Services	254,074	—	—	—	—	194,060	448,134	10.8%
Machinery	28,622	—	—	—	—	22,870	51,492	1.2%
Media	4,798	—	—	—	—	73,917	78,715	1.9%
Online Lending	6,600	—	—	—	—	—	6,600	0.2%
Personal Products	64,236	—	—	—	—	615	64,851	1.6%
Trading Companies & Distributors	27,356	—	—	—	—	—	27,356	0.7%
Structured Finance (A)	108,600	—	—	—	—	—	108,600	2.6%
Total Control Investments	$1,646,320	$—	$—	$—	$5,824	$1,405,779	$3,057,923	73.9%
Fair Value % of Net Assets	39.8%	—%	—%	—%	0.1%	34.0%	73.9%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2021 (Unaudited) and June 30, 2021 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Affiliate Investments
Commercial Services & Supplies	$3,680	$—	$—	$—	$—	$15,256	$18,936	0.5%
Diversified Consumer Services	67,818	153,931	—	—	—	153,759	375,508	9.0%
Textiles, Apparel & Luxury Goods	—	—	—	—	—	35,510	35,510	0.9%
Total Affiliate Investments	$71,498	$153,931	$—	$—	$—	$204,525	$429,954	10.4%
Fair Value % of Net Assets	1.7%	3.7%	—%	—%	—%	5.0%	10.4%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$95,000	$—	$—	$—	$—	$95,000	2.3%
Auto Components	18,497	77,887	—	—	—	—	96,384	2.3%
Building Products	—	35,000	—	—	—	—	35,000	0.8%
Capital Markets	—	42,500	—	—	—	—	42,500	1.0%
Commercial Services & Supplies	50,000	163,687	—	—	—	—	213,687	5.2%
Communications Equipment	9,662	50,640	—	—	—	—	60,302	1.5%
Consumer Finance	44,403	—	—	—	—	—	44,403	1.1%
Distributors	168,924	6,284	—	—	—	—	175,208	4.2%
Diversified Consumer Services	—	23,000	—	—	—	—	23,000	0.6%
Diversified Financial Services	30,165	—	—	—	—	—	30,165	0.7%
Diversified Telecommunication Services	26,305	47,670	—	—	—	—	73,975	1.8%
Entertainment	30,350	—	—	—	—	—	30,350	0.7%
Food Products	—	131,948	—	—	—	—	131,948	3.2%
Health Care Equipment & Supplies	—	7,037	—	—	—	—	7,037	0.2%
Health Care Providers & Services	187,484	186,000	—	—	—	1,547	375,031	9.1%
Health Care Technology	65,000	—	—	—	—	—	65,000	1.6%
Hotels, Restaurants & Leisure	23,652	—	—	—	—	—	23,652	0.6%
Household Durables	—	28,700	3,930	—	—	5,859	38,489	0.9%
Household Products	21,061	—	—	—	—	—	21,061	0.5%
Insurance	—	22,280	—	—	—	—	22,280	0.5%
Interactive Media & Services	249,831	—	—	—	—	—	249,831	6.0%
Internet & Direct Marketing Retail	59,949	—	—	—	—	—	59,949	1.4%
IT Services	169,350	108,962	—	—	—	—	278,312	6.6%
Leisure Products	31,469	—	—	—	—	—	31,469	0.8%
Machinery	57,263	10,000	—	—	—	—	67,263	1.6%
Media	56,540	—	—	—	—	—	56,540	1.4%
Paper & Forest Products	4,447	10,756	—	—	—	—	15,203	0.4%
Professional Services	61,692	50,000	—	—	—	—	111,692	2.7%
Software	—	52,500	—	—	—	—	52,500	1.3%
Technology Hardware, Storage & Peripherals	—	12,500	—	—	—	—	12,500	0.3%
Textiles, Apparel & Luxury Goods	185,527	45,253	—	—	—	—	230,780	5.6%
Structured Finance (A)	—	—	—	744,458	—	—	744,458	17.9%
Total Non-Control/Non-Affiliate	$1,551,571	$1,207,604	$3,930	$744,458	$—	$7,406	$3,514,969	84.8%
Fair Value % of Net Assets	37.5%	29.2%	0.1%	17.9%	—%	0.1%	84.8%
Total Portfolio	$3,269,389	$1,361,535	$3,930	$744,458	$5,824	$1,617,710	$7,002,846	169.1%
Fair Value % of Net Assets	79.0%	32.9%	0.1%	17.9%	0.1%	39.1%	169.1%
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2021 (Unaudited) and June 30, 2021 (Continued)

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

Endnote Explanations as of December 31, 2021 (Unaudited) and June 30, 2021 (Continued)

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2021 (Unaudited) and June 30, 2021 (Continued)

(39)The interest rate on these investments, excluding those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended December 31, 2021:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
CP Energy Services Inc. - Senior Secured Term Loan	12.00%	—%	12.00%	(A)
CP Energy Services Inc. - Senior Secured Term Loan A to Spartan Energy Services, LLC	9.00%	—%	9.00%	(B)
Credit Central Loan Company, LLC - Subordinated Term Loan	10.00%	—%	10.00%	(C)
Echelon Transportation, LLC - Senior Secured Term Loan	—%	—%	2.25%	(D)
Echelon Transportation, LLC - Senior Secured Term Loan	—%	—%	1.00%	(E)
First Tower Finance Company LLC - Senior Secured Term Loan	4.15%	7.85%	12.00%
InterDent, Inc. - Senior Secured Term Loan B	12.00%	—%	12.00%
MITY, Inc. - Senior Secured Note A	10.00%	—%	—%	(F)
MITY, Inc. - Senior Secured Note B	20.00%	—%	10.00%	(F)
National Property REIT Corp. - Senior Secured Term Loan A	—%	3.53%	3.53%
National Property REIT Corp. - Senior Secured Term Loan B	—%	5.50%	5.50%
National Property REIT Corp. - Senior Secured Term Loan C	—%	2.25%	2.25%
National Property REIT Corp. - Senior Secured Term Loan D	—%	2.50%	2.50%
Nationwide Loan Company LLC - Senior Subordinated Term Loan	—%	10.00%	10.00%
Pacific World Corporation - Revolving Line of Credit	8.25%	—%	8.25%	(G)
Pacific World Corporation - Senior Secured Term Loan A	6.25%	—%	6.25%
The Octave Music Group, Inc. (fka Touchtunes) - First Lien Term Loan	—%	0.75%	0.75%
Town & Country Holdings, Inc. - First Lien Term Loan	8.125%	—%	8.125%	(H)
TPS, LLC - First Lien Term Loan	1.50%	—%	1.50%
Valley Electric Co. of Mt. Vernon, Inc. - Senior Secured Note	—%	2.50%	2.50%
Valley Electric Company, Inc. - Senior Secured Note	—%	10.00%	10.00%
Venio LLC - First Lien Term Loan	1.00%	—%	1.00%
(A) On September 30, 2021, the CP Energy Thirteenth Amendment to Loan Agreement was amended to allow 100% of the September 30, 2021 and December 31, 2021 interest accruing in cash to be payable in kind resulting in a current PIK rate capitalized of 12.00%.
(B) On October 28, 2021, the Spartan Energy Services, LLC Twenty-Second Amendment to Amended and Restated Senior Secured Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 9.00%.
(C) On December 17, 2018, the Credit Central Senior Subordinated Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 20.00%.
(D) On January 31, 2018, the Echelon Fourth Amended and Restated Credit Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 14.00%.
(E) On January 31, 2018, the Echelon Fourth Amended and Restated Credit Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 12.00%.
(F) On March 23, 2021, the Mity Amendment No. 1 and Waiver to Note Purchase Agreement was amended to allow Senior Secured Note A and Senior Secured Note B interest accruing in cash to be payable in kind resulting in a maximum current TLA PIK rate of 10% and TLB PIK rate of 20.00%.
(G) Effective as of December 29, 2021, the Pacific World Corporation Amendment No. 8 was amended to allow the Revolving Line of Credit interest accruing in cash to be payable in kind resulting in a maximum current rate of 8.25%.
(H) On December 31, 2021, the Town & Country Holdings, Inc. Seventh Amendment to Loan Agreement was amended to allow the First Lien Term loan interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 8.125%.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2021 (Unaudited) and June 30, 2021 (Continued)
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2021 (Unaudited) and June 30, 2021 (Continued)
(40)As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the six months ended December 31, 2021 with these controlled investments were as follows:

Controlled Companies	Fair Value at June 30, 2021	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at December 31, 2021	Interest income	Dividend income	Other income	Net realized gains (losses)
CP Energy Services Inc.	$44,621	$2,581	$—	$(3,200)	$44,002	$2,580	$—	$—	$—
CP Energy - Spartan Energy Services, LLC	26,866	363	—	4,507	31,736	723	—	6	—
Credit Central Loan Company, LLC	78,023	3,841	—	7,661	89,525	7,401	—	—	—
Echelon Transportation LLC	84,240	5,104	—	(9,339)	80,005	5,457	—	—	—
First Tower Finance Company LLC	592,356	7,250	(1,159)	26,650	625,097	36,779	—	7,234	—
Freedom Marine Solutions, LLC	11,717	—	—	150	11,867	—	—	—	—
InterDent, Inc.	412,339	16,749	(246)	19,292	448,134	12,933	—	—	—
Kickapoo Ranch Pet Resort	3,833	—	—	—	3,833	—	—	—	—
MITY, Inc.	49,680	3,276	—	2,109	55,065	3,577	—	—	6
National Property REIT Corp.	1,189,755	115,356	(279,882)	198,569	1,223,798	32,561	—	21,162	—
Nationwide Loan Company LLC	47,993	—	—	2,230	50,223	2,071	1,750	—	—
NMMB, Inc.	46,888	—	(76)	31,903	78,715	261	3,046	—	—
Pacific World Corporation	71,097	8,669	—	(14,915)	64,851	2,322	—	—	—
R-V Industries, Inc.	49,693	—	—	1,799	51,492	1,431	441	—	—
Universal Turbine Parts, LLC	27,106	—	(16)	266	27,356	1,186	—	—	—
USES Corp.	33,815	—	—	(8,108)	25,707	102	—	—	—
Valley Electric Company, Inc.	149,695	—	—	(3,178)	146,517	3,557	1,700	333	—
Total	$2,919,717	$163,189	$(281,379)	$256,396	$3,057,923	$112,941	$6,937	$28,735	$6
(A) Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, OID accretion and PIK interest, and any transfer of investments.
(B) Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.

(41)As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the six months ended December 31, 2021 with these affiliated investments were as follows:

Affiliated Companies	Fair Value at June 30, 2021	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at December 31, 2021	Interest income	Dividend income	Other income	Net realized gains (losses)
Nixon, Inc.	—	—	—	—	—	—	—	—	—
PGX Holdings, Inc.	313,089	224,983	(189,390)	26,825	375,508	16,592	—	3,942	—
RGIS Services, LLC	17,440	1	—	1,496	18,936	160	—	—	—
Targus Cayman HoldCo Limited	26,205	—	—	9,305	35,510	—	—	—	—
Total	$356,734	$224,984	$(189,390)	$37,626	$429,954	$16,752	$—	$3,942	$—
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2021 (Unaudited) and June 30, 2021 (Continued)
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2021 (Unaudited) and June 30, 2021 (Continued)

(44)Acquisition date represents the date of PSEC's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at PSEC's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments) (See endnote 45 for NPRC equity follow-on acquisitions):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
8th Avenue Food & Provisions, Inc.	Second Lien Term Loan	11/17/2020, 9/17/2021	$7,051
ACE Cash Express, Inc.	Senior Secured Note	5/24/2019, 7/16/2019, 12/20/2019, 8/27/2020, 9/30/2020, 11/5/2020, 11/13/2020, 11/18/2020	18,105
Amerilife Group, LLC	Second Lien Term Loan	9/3/2020, 12/2/2020, 6/10/2021	12,060
Apidos CLO XI	Subordinated Structured Note	11/2/2016, 4/8/2021	7,559
Apidos CLO XII	Subordinated Structured Note	1/26/2018	4,070
Apidos CLO XV	Subordinated Structured Note	3/29/2018	6,480
Apidos CLO XXII	Subordinated Structured Note	2/24/2020	1,912
Atlantis Health Care Group (Puerto Rico), Inc.	Revolving Line of Credit	4/15/2013, 5/21/2013, 3/11/2014, 6/26/2017, 9/29/2017, 10/12/2017, 10/31/2017	7,500
Atlantis Health Care Group (Puerto Rico), Inc.	Senior Secured Term Loan	12/9/2016	42,000
Barings CLO 2018-III	Subordinated Structured Note	5/18/2018	9,255
BCPE North Star US Holdco 2, Inc.	Second Lien Term Loan	12/30/2021	65,000
Broder Bros., Co.	Senior Secured Note	1/29/2019, 2/28/2019, 9/10/2021, 9/30/2021	25,370
Brookside Mill CLO Ltd.	Subordinated Structured Note	1/29/2018	3,605
California Street CLO IX Ltd.	Subordinated Structured Note	9/6/2016, 10/17/2016	6,842
Cent CLO 21 Limited	Subordinated Structured Note	7/12/2018	1,024
CIFC Funding 2014-IV-R, Ltd.	Subordinated Structured Note	10/12/2018, 12/20/2021	2,860
Columbia Cent CLO 27 Limited	Subordinated Structured Note	12/2/2021	7,815
CP Energy Services Inc.	Senior Secured Term Loan A to Spartan Energy Services, LLC	4/9/2021	2,500
CP Energy Services Inc.	Common Stock	10/11/2013, 12/26/2013, 4/6/2018, 12/31/2019	69,586
Credit Central Loan Company, LLC	Class A Units	12/28/2012, 3/28/2014, 6/26/2014, 9/28/2016, 8/21/2019	11,975
Credit Central Loan Company, LLC	Subordinated Term Loan	6/26/2014, 9/28/2016	41,335
Curo Group Holdings Corp.	Senior Secured Note	8/31/2021, 11/18/2021	14,051
Curo Group Holdings Corp.	Second Lien Term Loan	7/31/2020, 10/6/2020, 10/8/2020, 10/19/2020, 11/12/2020, 11/18/2020, 11/20/2020	10,252
Echelon Transportation, LLC	Membership Interest	3/31/2014, 9/30/2014, 12/9/2016	22,488
Echelon Transportation, LLC	Senior Secured Term Loan	11/14/2018, 7/9/2019, 5/5/2020, 10/9/2020, 1/21/2021, 3/18/2021	5,465
First Tower Finance Company LLC	Class A Units	12/30/2013, 6/24/2014, 12/15/2015, 11/21/2016, 3/9/2018	39,885
First Tower Finance Company LLC	Subordinated Term Loan to First Tower, LLC	12/15/2015, 3/9/2018	20,924
Freedom Marine Solutions, LLC	Membership Interest	10/1/2009, 12/22/2009, 1/13/2010, 3/30/2010, 5/13/2010, 2/14/2011, 4/28/2011, 7/7/2011, 10/20/2011, 10/30/2015, 1/7/2016, 4/11/2016, 8/11/2016, 1/30/2017, 4/20/2017, 6/13/2017, 8/30/2017, 1/17/2018, 2/15/2018, 5/8/2018, 10/31/2018, 5/14/2021	40,468
Galaxy XV CLO, Ltd.	Subordinated Structured Note	8/21/2015, 3/10/2017	9,161
Galaxy XXVII CLO, Ltd.	Subordinated Structured Note	6/11/2015	1,460
GEON Performance Solutions, LLC	Revolving Line of Credit	12/12/2019, 1/10/2020, 2/3/2020, 2/6/2020, 3/2/2020, 3/6/2020, 4/9/2020, 5/7/2020, 6/3/2020	3,796
Global Tel*Link Corporation	Second Lien Term Loan	4/10/2019, 8/22/2019, 9/20/2019, 9/14/2021, 9/17/2021, 12/17/2021	21,743
Help/Systems Holdings, Inc.	Second Lien Term Loan	5/10/2018, 3/11/2019, 11/22/2019, 5/11/2021, 10/14/2021	54,649
Interdent, Inc.	Senior Secured Term Loan A	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014, 7/14/2021	83,903
Interdent, Inc.	Senior Secured Term Loan B	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
Interventional Management Services, LLC	Revolving Line of Credit	2/25/2021, 11/17/2021	5,000
Jefferson Mill CLO Ltd.	Subordinated Structured Note	9/21/2018	2,047
K&N Parent, Inc.	Second Lien Term Loan	8/14/2018, 9/5/2018, 9/7/2018, 9/10/2018, 9/24/2018, 11/12/2020	13,111
Kickapoo Ranch Pet Resort	Membership Interest	10/21/2019, 12/4/2019	28
LCM XIV Ltd.	Subordinated Structured Note	9/25/2015, 5/18/2018	9,422
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2021 (Unaudited) and June 30, 2021 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
MITY, Inc.	Common Stock	6/23/2014	7,200
MITY, Inc.	Senior Secured Note A	1/17/2017, 3/23/2021	10,650
MITY, Inc.	Senior Secured Note B	1/17/2017, 6/3/2019	11,000
Nationwide Loan Company LLC	Class A Units	3/28/2014, 6/18/2014, 9/30/2014, 6/29/2015, 3/31/2016, 8/31/2016, 5/31/2017, 10/31/2017	20,469
Nationwide Loan Company LLC	Senior Subordinated Term Loan to Nationwide Acceptance LLC	12/28/2015, 8/31/2016	1,999
National Property REIT Corp.	Senior Secured Term Loan A	4/3/2020, 5/15/2020, 6/10/2020, 7/29/2020, 8/14/2020, 9/15/2020,10/15/2020, 10/30/2020, 11/10/2020, 11/13/2020, 11/19/2020, 12/11/2020, 1/27/2021, 2/25/2021, 3/11/2021, 5/14/2021, 6/14/2021, 6/25/2021, 8/16/2021, 11/15/2021, 11/26/2021, 12/1/2021, 12/28/2021	310,408
National Property REIT Corp.	Senior Secured Term Loan B	12/8/20221, 12/17/2021	6,400
National Property REIT Corp.	Senior Secured Term Loan C	10/23/2019, 1/23/2020, 3/31/2020, 4/8/2020, 8/4/2020, 12/7/2021	119,600
NMMB, Inc.	Senior Secured Term Loan	12/30/2019	15,100
Octagon Investment Partners XV, Ltd.	Subordinated Structured Note	4/27/2015, 8/3/2015, 6/27/2017	10,516
Octagon Investment Partners 18-R Ltd.	Subordinated Structured Note	3/23/2018	8,908
Pacific World Corporation	Revolving Line of Credit	10/21/2014, 12/19/2014, 4/7/2015, 4/22/2015, 8/12/2016, 10/18/2016, 2/7/2017, 2/21/2017, 4/26/2017, 10/11/2017, 10/17/2017, 1/16/2018, 12/27/2018, 3/15/2019, 7/2/2019, 8/15/2019, 9/1/2021, 10/19/2021	40,825
Pacific World Corporation	Convertible Preferred Equity	4/3/2019, 4/29/2019, 6/3/2019, 10/4/2019, 11/12/2019, 12/20/2019, 1/7/2020, 3/5/2020, 12/30/2021	22,600
PeopleConnect Holdings, LLC	Revolving Line of Credit	1/31/2020	1,115
PeopleConnect Holdings, LLC	Senior Secured Term Loan	10/21/2021	82,005
PetVet Care Centers, LLC	Second Lien Term Loan	11/22/2021	6,000
PGX Holdings, Inc.	First Lien Term Loan (restructured)	11/16/2021	20,000
PGX Holdings, Inc.	First Lien Term Loan	12/1/2020,12/14/2020,12/23/2020, 12/26/2020, 3/5/2021, 4/23/2021, 4/27/2021, 5/4/2021, 6/28/2021	34,589
PGX Holdings, Inc.	1.5 Lien Loan	9/18/2020, 12/31/2020	14,362
PGX Holdings, Inc.	Second Lien Term Loan	12/23/2016, 12/28/2016	15,034
Redstone Holdco 2 LP	Second Lien Term Loan	9/10/2021	17,903
Romark WM-R Ltd.	Subordinated Structured Note	3/29/2018	5,125
Rosa Mexicano	Revolving Line of Credit	3/27/2020	500
R-V Industries, Inc.	Common Stock	12/27/2016	1,854
Securus Technologies Holdings, Inc.	Second Lien Term Loan	11/13/2017, 11/24/2017, 8/6/2018, 8/24/2018, 3/18/2019	22,750
SEOTownCenter, Inc.	Senior Secured Term Loan A	11/2/2018	3,000
SEOTownCenter, Inc.	Senior Secured Term Loan B	11/2/2018	2,000
Shutterfly, LLC	First Lien Term Loan	9/17/2021	3,969
Symphony CLO XV, Ltd.	Subordinated Structured Note	12/7/2018	2,655
Town & Country Holdings, Inc.	First Lien Term Loan	7/13/2018, 7/16/2018	105,000
Transplace Holdings, Inc.	Second Lien Term Loan	1/4/2018, 11/3/2020	6,131
United Sporting Companies, Inc.	Second Lien Term Loan	3/7/2013	58,650
Universal Turbine Parts, LLC	Delayed Draw Term Loan	10/24/2019, 2/7/2020, 2/26/2020, 4/5/2021	3,216
USES Corp.	Senior Secured Term Loan A	6/15/2016, 6/29/2016, 2/22/2017, 4/27/2017, 5/4/2017, 8/30/2017, 10/11/2017, 12/11/2018, 8/30/2019	14,100
USG Intermediate, LLC	Revolving Line of Credit	7/2/2015, 9/23/2015, 9/14/2017, 8/21/2019, 9/17/2020, 9/8/2021	9,200
USG Intermediate, LLC	Senior Secured Term Loan B	8/24/2017, 7/30/2021	12,975
Valley Electric Company, Inc.	Common Stock	12/31/2012, 6/24/2014	18,502
Valley Electric Company, Inc.	Senior Secured Note	6/30/2014, 8/31/2018	5,129
Vision Solutions, Inc.	Second Lien Term Loan	5/28/2021, 6/24/2021	39,631
Voya CLO 2014-1, Ltd.	Subordinated Structured Note	3/29/2018	3,943
Wellpath Holdings, Inc.	First Lien Term Loan	10/8/2019, 10/8/2021	9,592
Wellpath Holdings, Inc.	Second Lien Term Loan	8/20/2019	1,993
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2021 (Unaudited) and June 30, 2021 (Continued)
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

Fiscal Year	Follow-On Investments (NPRC Common Stock, excluding cost of initial investment)
2014	$4,555
2015	68,693
2016	93,857
2017	116,830
2018	137,024
2019	11,582
2020	19,800
2022	3,200
(46)Prospect owns 38.95% of the preferred stock of Legere Pharmaceutical Holdings, Inc. (“Legere”), which represents 4.98% voting interest in Legere. Legere is the parent company of the borrower, Preventics, Inc. (d/b/a Legere Pharmaceuticals).
(47)This investment represents a Level 2 security in the ASC 820 table as of December 31, 2021. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.
(48)During the year ended June 30, 2021, Venio, LLC repaid in full third-party first lien senior secured debt and, as a result of such repayment, our second lien secured term loan that was previously contractually subordinated to such third-party first lien senior secured debt was re-characterized to a first lien senior secured term loan. In December 2020, Venio, LLC completed the sale of a majority of its assets and we received $3,693 in proceeds, which was applied to the outstanding principal balance of our first lien term loan. As of December 31, 2021, $14,481 in aggregate principal remained outstanding. We expect to receive additional distributions from remaining assets and legal claims against a third party.

(49)CP Iris Holdco I, Inc. and CP Iris Holdco II, Inc. are joint borrowers on the Second Lien Term Loan.

(50)Medical Solutions Holdings, Inc. and Medical Solutions, LLC are joint borrowers on the Second Lien Term Loan.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2021 (Unaudited) and June 30, 2021 (Continued)

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
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the six months ended December 31, 2021.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of December 31, 2021 and June 30, 2021, our qualifying assets as a percentage of total assets, stood at 77.96% and 76.31%, respectively.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of December 31, 2021, approximately 0.4% of our total assets at fair value are in non-accrual status.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of December 31, 2021, we do not expect to have any excise tax due for the 2021 calendar year. Thus, we have not accrued any excise tax for this period.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of December 31, 2021, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2018 and thereafter remain subject to examination by the Internal Revenue Service.
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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

completed. As of December 31, 2021 and June 30, 2021, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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
We compute earnings per common share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Basic earnings per common share is calculated by dividing the net increase (decrease) in net assets resulting from operations applicable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per common share reflects the assumed conversion of dilutive securities.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended December 31, 2021.
In August 2020, FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adoption, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021. We are currently evaluating the impact, if any, of adopting this ASU on our consolidated financial statements and disclosures.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 3. Portfolio Investments
At December 31, 2021, we had investments in 127 long-term portfolio investments and CLOs, which had an amortized cost of $6,541,338 and a fair value of $7,002,846. At June 30, 2021, we had investments in 124 long-term portfolio investments and CLOs, which had an amortized cost of $6,058,124 and a fair value of $6,201,778.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $1,280,041 and $522,719 during the six months ended December 31, 2021 and December 31, 2020, respectively. Debt repayments and considerations from sales of equity securities of approximately $768,060 and $483,420 were received during the six months ended December 31, 2021 and December 31, 2020, respectively.
The following table shows the composition of our investment portfolio as of December 31, 2021 and June 30, 2021:

	December 31, 2021		June 30, 2021
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$37,260	$37,252	$27,522	$27,503
Senior Secured Debt	3,283,057	3,232,137	3,166,861	3,128,845
Subordinated Secured Debt	1,459,195	1,365,465	1,069,767	981,425
Subordinated Unsecured Debt	7,200	5,824	7,200	3,715
Subordinated Structured Notes	1,050,779	744,458	1,090,175	756,109
Equity	703,847	1,617,710	696,599	1,304,181
Total Investments	$6,541,338	$7,002,846	$6,058,124	$6,201,778

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
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$37,252	$37,252
Senior Secured Debt	—	52,982	3,179,155	3,232,137
Subordinated Secured Debt	—	—	1,365,465	1,365,465
Subordinated Unsecured Debt	—	—	5,824	5,824
Subordinated Structured Notes	—	—	744,458	744,458
Equity	—	—	1,617,710	1,617,710
Total Investments	$—	$52,982	$6,949,864	$7,002,846

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2021:

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$27,503	$27,503
Senior Secured Debt	—	24,706	3,104,139	3,128,845
Subordinated Secured Debt	—	15,188	966,237	981,425
Subordinated Unsecured Debt	—	—	3,715	3,715
Subordinated Structured Notes	—	—	756,109	756,109
Equity	—	—	1,304,181	1,304,181
Total Investments	$—	$39,894	$6,161,884	$6,201,778
The following tables show the aggregate changes in the fair value of our Level 3 investments during the six months ended December 31, 2021:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2021	$2,919,717	$356,734	$2,885,433	$6,161,884
Net realized gains (losses) on investments	6	—	(9,406)	(9,400)
Net change in unrealized gains	256,396	37,626	27,547	321,569
Net realized and unrealized gains	256,402	37,626	18,141	312,169
Purchases of portfolio investments	129,633	222,931	828,316	1,180,880
Payment-in-kind interest	33,272	27	1,413	34,712
Accretion (amortization) of discounts and premiums, net	284	2,026	(34,622)	(32,312)
Repayments and sales of portfolio investments	(281,385)	(189,390)	(257,199)	(727,974)
Transfers into Level 3(2)	—	—	20,505	20,505
Fair value as of December 31, 2021	$3,057,923	$429,954	$3,461,987	$6,949,864

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2021	$27,503	$3,104,139	$966,237	$3,715	$756,109	$1,304,181	$6,161,884
Net realized gains (losses) on investments	—	—	—	6	(9,406)	—	(9,400)
Net change in unrealized gains (losses)	11	(14,253)	(326)	2,109	27,745	306,283	321,569
Net realized and unrealized gains (losses)	11	(14,253)	(326)	2,115	18,339	306,283	312,169
Purchases of portfolio investments	9,000	435,047	720,069	—	9,518	7,246	1,180,880
Payment-in-kind interest	822	32,135	1,755	—	—	—	34,712
Accretion (amortization) of discounts and premiums, net	—	5,718	1,478	—	(39,508)	—	(32,312)
Repayments and sales of portfolio investments	(84)	(474,029)	(253,855)	(6)	—	—	(727,974)
Transfers within Level 3(1)	—	69,893	(69,893)	—	—	—	—
Transfers into Level 3(2)		20,505					20,505
Fair value as of December 31, 2021	$37,252	$3,179,155	$1,365,465	$5,824	$744,458	$1,617,710	$6,949,864
(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
(2)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended December 31, 2021 one of our senior secured notes transferred out of Level 2 to Level 3 because inputs to the valuation became unobservable.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following tables show the aggregate changes in the fair value of our Level 3 investments during the six months ended December 31, 2020:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2020	$2,259,292	$187,537	$2,785,499	$5,232,328
Net realized gains on investments	2,832	3,724	—	6,556
Net change in unrealized gains	181,588	85,706	64,451	331,745
Net realized and unrealized gains	184,420	89,430	64,451	338,301
Purchases of portfolio investments	150,489	35,423	289,573	475,485
Payment-in-kind interest	23,803	12,254	1,767	37,824
Accretion of discounts and premiums, net	209	6,522	13,320	20,051
Repayments and sales of portfolio investments	(69,490)	(67,231)	(353,232)	(489,953)
Transfers out of Level 3(2)	—	—	(11,308)	(11,308)
Fair Value as of December 31, 2020	$2,548,723	$263,935	$2,790,070	$5,602,728

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2020	$36,944	$2,422,523	$1,269,398	$51,079	$708,961	$743,423	$5,232,328
Net realized gains on investments	—	2,830	—	—	—	3,726	6,556
Net change in unrealized gains (losses)(1)	47	76,299	54,376	(11,755)	25,262	187,516	331,745
Net realized and unrealized gains (losses)	47	79,129	54,376	(11,755)	25,262	191,242	338,301
Purchases of portfolio investments	2,000	310,365	84,232	—	—	78,888	475,485
Payment-in-kind interest	228	18,436	16,540	2,620	—	—	37,824
Accretion of discounts and premiums, net	—	1,378	1,067	6,439	11,167	—	20,051
Repayments and sales of portfolio investments	(14,041)	(231,390)	(186,898)	(48,383)	—	(9,241)	(489,953)
Transfers within Level 3(1)	—	34,791	(54,204)	—	—	19,413	—
Transfers out of Level 3(2)	—	(8,438)	(2,870)	—	—	—	(11,308)
Fair Value as of December 31, 2020	$25,178	$2,626,794	$1,181,641	$—	$745,390	$1,023,725	$5,602,728
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
For the six months ended December 31, 2021 and December 31, 2020, the net change in unrealized gains (losses) on the investments that use Level 3 inputs was $325,417 and $250,623 for investments still held as of December 31, 2021 and December 31, 2020, respectively.

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
COVID-19 has been declared a pandemic by the World Health Organization and, in response to the outbreak, the U.S. Health and Human Services Secretary declared a public health emergency in the United States. COVID-19 had a devastating impact on the global economy, including the U.S. economy, and resulted in a global economic recession. Many states issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states, counties and cities in the United States, began to relax the early public health restrictions with a view to partially or fully reopening their economies, many cities, both globally and in the United States, continue to experience, from time to time, surges in the reported number of cases and hospitalizations related to the COVID-19 pandemic. Increases in cases can and have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, the

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

vaccine produced by Johnson & Johnson is currently authorized for emergency use, and the U.S. Food and Drug Administration (“FDA”) has granted full approval to the vaccines produced by Pfizer-BioNTech and Moderna, which will now be marketed as Comirnaty and Spikevax, respectively. However, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. Various factors could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a substantial economic downturn or recession, and our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged economic downturn or recession in the United States and other major markets.
The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies and SSN investments. The COVID-19 pandemic continues to have a particularly adverse impact on industries in which certain of our portfolio companies operate, including energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies and SSN investments after December 31, 2021, including for the reasons described herein. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.
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
The COVID-19 pandemic has adversely impacted the fair value of some of our investments as of December 31, 2021, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the COVID-19 pandemic. As a result, our valuations at December 31, 2021 may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of some of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may incur net unrealized losses or may incur realized losses after December 31, 2021, which could have a material adverse effect on our business, financial condition and results of operations.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2021 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
Senior Secured Debt	$1,557,888	Discounted cash flow (Yield analysis)	Market yield	4.7% to 17.2%	9.5%
Senior Secured Debt	424,468	Enterprise value waterfall (Market approach)	EBITDA multiple	5.5x to 10.5x	9.1x
Senior Secured Debt	133,318	Enterprise value waterfall (Market approach)	Revenue multiple	0.6x to 1.5x	1.1x
Senior Secured Debt	80,005	Enterprise value waterfall (Discounted cash flow)	Discount rate	8.0% to 10.0%	9.0%
Senior Secured Debt	12,199	Asset recovery analysis	Recoverable amount	n/a	n/a
Senior Secured Debt (1)	6,600	Enterprise value waterfall	Loss-adjusted discount rate	4.9% to 8.3%	7.5%
			Projected loss rates	0.0% to 2.0%	0.03%
Senior Secured Debt (2)	108,600	Enterprise value waterfall	Discount rate (3)	6.9% to 12.5%	9.3%
Senior Secured Debt	330,799	Enterprise value waterfall (Market approach)	Tangible book value multiple	3.3x to 3.8x	3.5x
			Earnings multiple	6.0x to 7.0x	6.5x
			Discount rate	12.8% to 13.8%	13.3%
Senior Secured Debt	71,695	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.4x to 2.8x	2.6x
			Earnings multiple	5.0x to 6.0x	5.5x
Senior Secured Debt	20,260	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.3x to 1.5x	1.4x
Senior Secured Debt	470,575	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.1% to 7.7%	4.6%
Subordinated Secured Debt	1,355,251	Discounted cash flow (Yield analysis)	Market yield	7.3% to 21.5%	10.4%
Subordinated Secured Debt	3,930	Enterprise value waterfall (Market approach)	Revenue multiple	0.5x to 0.6x	0.6x
			Tangible book value multiple	n/a	n/a
			Earnings multiple	5.0x to 6.0x	5.5x
Subordinated Secured Debt	6,284	Asset recovery analysis	Recoverable amount	n/a	n/a
Subordinated Unsecured Debt	5,824	Enterprise value waterfall (Market approach)	Revenue multiple	0.5x to 0.6x	0.6x
Subordinated Structured Notes	744,458	Discounted cash flow	Discount rate (3)	0.3% to 29.8%	17.3%
Preferred Equity	16,332	Enterprise value waterfall (Market approach)	Revenue multiple	0.5x to 1.4x	1.0x
Preferred Equity	1,547	Enterprise value waterfall (Market approach)	EBITDA multiple	4.0x to 5.0x	4.5x
Common Equity/Interests/Warrants	581,350	Enterprise value waterfall (Market approach)	EBITDA multiple	5.5x to 10.5x	8.9x
Common Equity/Interests/Warrants	21,115	Enterprise value waterfall (Market approach)	Revenue multiple	0.5x to 1.1x	0.9x
Common Equity/Interests/Warrants (1)	6,531	Enterprise value waterfall	Loss-adjusted discount rate	4.9% to 8.3%	7.5%
			Projected loss rates	0.0% to 2.0%	0.03%
Common Equity/Interests/Warrants (2)	23,101	Enterprise value waterfall	Discount rate (3)	6.9% to 12.5%	9.3%
Common Equity/Interests/Warrants (4)	50,700	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.1% to 7.7%	4.6%
Common Equity/Interests/Warrants	294,298	Enterprise value waterfall (Market approach)	Tangible book value multiple	3.3x to 3.8x	3.5x
			Earnings multiple	6.0x to 7.0x	6.5x
			Discount rate	12.8% to 13.8%	13.3%
Common Equity/Interests/Warrants	17,830	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.4x to 2.8x	2.6x
			Earnings multiple	5.0x to 6.0x	5.5x
Common Equity/Interests/Warrants	29,963	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.3x to 1.5x	1.4x
Common Equity/Interests/Warrants	557,691	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.1% to 7.7%	4.6%
Common Equity/Interests/Warrants	5,385	Enterprise value waterfall (Discounted cash flow)	Discount rate	15.0% to 30.0%	22.2%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
Common Equity/Interests/Warrants	11,867	Asset recovery analysis	Recoverable amount	21.6% to 26.7%	24.1%
Total Level 3 Investments	$6,949,864
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
During the six months ended December 31, 2021, the valuation methodology for SEOTownCenter, Inc (“Boostability”) changed to incorporate the expected repayment of our investment, which occurred on January 31, 2022. As a result, the fair value of our investment in Boostability decreased to $42,894 as of December 31, 2021, which is equal to its amortized cost, compared to a fair value of $43,131 as of June 30, 2021, also equal to its amortized cost.

During the six months ended December 31, 2021, the valuation methodology for Sorenson Communications, LLC (“Sorenson”) changed to remove market quotes, which were less active in the current period. As a result of widening market spreads, the fair value of our investment in Sorenson decreased to $16,577 as of December 31, 2021, a premium of $153 from its amortized cost, compared to the $171 unrealized appreciation recorded at June 30, 2021.

During the six months ended December 31, 2021, the valuation methodology for Town & Country Holdings, Inc (“Town & Country”) changed to incorporate a combined yield method due to near term maturity. As a result of the economics from a recent amendment, the fair value of our investment in Town & Country increased to $160,345 as of December 31, 2021, which is equal to its amortized cost, compared to a fair value of $160,145 as of June 30, 2021, also equal to its amortized cost.

During the six months ended December 31, 2021, the valuation methodology for First Brands Group (“First Brands”) for the First Lien Term Loan changed to remove market quotes, which were less active in the current period. As a result of a reduction in call protection, the fair value of our investment in First Brands First Lien Term Loan decreased to $16,624 as of December 31, 2021, a premium of $124 from its amortized cost, compared to the $153 unrealized appreciation recorded at June 30, 2021.

During the six months ended December 31, 2021, we received partial repayments of $279,882 of our loans previously outstanding with NPRC and provided $112,156 of debt financing and $3,200 of equity financing to NPRC for the acqusition of real estate properties, to fund capital expenditures for existing real estate properties, to provide working capital, to fund purchases of rated secured structured notes, and to support the purchase of high yield corporate debt.

The online consumer loan investments held by certain of NPRC’s wholly owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 36 to 84 months. As of December 31, 2021, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 841 individual loans, residual interest in two securitizations, and one high yield corporate bond, and had an

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

aggregate fair value of $13,272. The average outstanding individual loan balance is approximately $4 and the loans mature on dates ranging from January 1, 2022 to April 19, 2025 with a weighted-average outstanding term of 15 months as of December 31, 2021. Fixed interest rates range from 6.0% to 36.0% with a weighted-average current interest rate of 20.0%. As of December 31, 2021, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $6,600.
As of December 31, 2021, based on outstanding principal balance, 22.5% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 40.1% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 37.4% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$739	$723	7.0% - 20.5%	12.3%
Prime	1,317	1,243	6.0% - 25.0%	18.0%
Near Prime	1,228	1,254	6.0% - 36.0%	26.7%
*Weighted by outstanding principal balance of the online consumer loans.

The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of December 31, 2021, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 43 investments with a fair value of $237,125 and face value of $246,307. The average outstanding note is approximately $5,728 with an expected maturity date ranging from April 2026 to January 2032 and weighted-average expected maturity of 6 years as of December 31, 2021. Coupons range from three-month LIBOR (“3ML”) plus 5.45% to 9.45% with a weighted-average coupon of 3ML + 7.2%. As of December 31, 2021, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $108,600.
As of December 31, 2021, based on outstanding notional balance, 19.6% of the portfolio was invested in Single - B rated tranches and 80.4% of the portfolio in BB rated tranches.
As of December 31, 2021, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $589,185 and a fair value of $1,223,798, including our investment in online consumer lending and rated secured structured notes as discussed above. The fair value of $1,108,598 related to NPRC’s real estate portfolio was comprised of forty-three multi-family properties, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of December 31, 2021.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	13,495
3	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	18,410
4	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
5	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
6	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	15,212
7	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,377
8	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	29,337
9	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	16,693
10	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	16,926
11	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	24,203
12	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	18,831
13	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,482
14	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	25,603
15	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	42,929
16	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,759
17	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,771
18	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,137

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
19	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	31,972
20	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	50,919
21	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
22	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	14,679
23	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
24	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
25	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
26	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	54,637
27	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,954
28	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
29	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
30	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	39,525
31	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,374
32	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
33	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
34	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
35	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
36	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
37	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,793
38	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,545
39	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
40	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	27,590
41	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
42	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
43	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
44	NPRC Grayson LLC	Grayson, GA	12/14/2020	47,860	40,500
45	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
46	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
47	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000
48	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
49	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	38,175
50	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	16,950
51	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	31,050
52	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	33,825
53	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	98,800
54	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	73,000
				2,298,976	1,923,162
On September 28, 2020, Spartan Energy Services, LLC fully repaid the $26,193 Senior Secured Term Loan B receivable to us at par. We recorded a realized gain of $2,832 as a result of this transaction.
On December 11, 2020, we sold our 11.51% Class A voting interest in Edmentum Holdings. We recorded a realized gain of $3,724 as a result of this transaction.
On December 15, 2021, we received $176 of escrow proceeds related to Edmentum Holdings, realizing a gain of the same amount.
On October 18, 2021, we received proceeds for our investment in Sudbury Mill CLO Ltd. of $3,772. We recorded a realized loss of $9,406 as a result of this transaction as we do not expect any further proceeds.
As of December 31, 2021, $3,945,438 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR or SOFR floors ranging from 0.0% - 3.0%. As of December 31, 2021, $695,240 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 1.0% - 22.0%. As of June 30, 2021, $3,462,243 of our loans to portfolio

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

companies, at fair value, bore interest at floating rates and have LIBOR floors ranging from 0.0% to 3.0%. As of June 30, 2021, $679,245 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 8.25% to 22.0%.
As of December 31, 2021 and June 30, 2021, the cost basis of our loans on non-accrual status amounted to $169,949 and $169,949, respectively, with fair value of $29,991 and $38,751, respectively. The fair values of these investments represent approximately 0.4% and 0.6% of our total assets at fair value as of December 31, 2021 and June 30, 2021, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of December 31, 2021 and June 30, 2021, we had $48,672 and $67,385, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of December 31, 2021 and June 30, 2021.
We have guaranteed $2,737 in standby letters of credit issued through a financial intermediary and $2,152 of equipment lease obligations on behalf of InterDent, Inc. (“InterDent”) as of December 31, 2021. Under these arrangements, we would be required to make payments to the financial intermediary or equipment lease provider, respectively, if InterDent was to default on their related payment obligations. As of December 31, 2021, we have not recorded a liability on the statement of assets and liabilities for these guarantees as the likelihood of default on the standby letters of credit or equipment lease is deemed to be remote.
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
During the three months ended December 31, 2021, NPRC was deemed to be a significant subsidiary. The following table shows summarized income statement information for NPRC for the periods included in this quarterly report:

	Three Months Ended December 31,		Six Months Ended December 31,
Summary Statement of Operations	2021	2020	2021	2020
Total income	$432,368	$76,550	$526,738	$147,024
Operating expenses	45,548	36,389	91,701	70,943
Operating income	386,820	40,161	435,037	76,081
Interest expense	(63,699)	(43,313)	(115,431)	(84,901)
Depreciation and amortization	(25,882)	(26,961)	(55,047)	(43,317)
Fair value adjustment	1,102	4,702	3,234	5,208
Net income (loss)	$298,341	$(25,411)	$267,793	$(46,929)

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

On April 28, 2021, we amended the 2019 Facility and closed an expanded five year revolving credit facility (the “2021 Facility” and collectively with the 2014 Facility, the 2018 Facility, and the 2019 Facility, the “Revolving Credit Facility”). The lenders had extended commitments of $1,297,500 as of December 31, 2021. The 2021 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The Revolving Credit Facility matures on April 27, 2026. It includes a revolving period that extends through April 27, 2025, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due, if required by the lenders.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The Revolving Credit Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. The Revolving Credit Facility also requires the maintenance of a minimum liquidity requirement. As of December 31, 2021, we were in compliance with the applicable covenants.
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
For the six months ended December 31, 2021 and December 31, 2020, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Average stated interest rate	2.14%	2.35%	2.13%	2.36%
Average outstanding balance	$468,063	$379,027	$452,422	$378,070
As of December 31, 2021 and June 30, 2021, we had $726,309 and $640,853, respectively, available to us for borrowing under the Revolving Credit Facility, net of $472,608 and $356,937 outstanding borrowings as of the respective balance sheet dates. As of December 31, 2021, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility had an aggregate fair value of $2,068,703, which represents 29.4% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $1,297,500. The release of any assets from PCF requires the approval of the facility agent.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

In connection with the origination and amendments of the Revolving Credit Facility, we incurred $16,019 of new fees and $7,509 were carried over from the previous facilities, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of December 31, 2021, $9,869 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended December 31, 2021 and December 31, 2020, we recorded $5,133 and $4,630, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the six months ended December 31, 2021 and December 31, 2020, we recorded $9,702 and $9,263, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On December 23, 2019, we commenced a tender offer to purchase for cash up to $25,000 aggregate principal amount of the 2022 Notes (“2022 Notes December Tender Offer”). On January 22, 2020, $1,302 aggregate principal amount of the 2022 Notes, representing 0.5% of the previously outstanding 2022 Notes, were validly tendered and accepted. The 2022 Notes December Tender Offer resulted in our recognizing a loss of $51 during the three months ended March 31, 2020. During the three months ended March 31, 2020, we repurchased an additional $32,585 aggregate principal amount of the 2022 Notes at a weighted average price of $89.1 including commissions. As a result of this transaction, we recorded a gain of $3,045, in the amount of the difference between the reacquisition price and the net carrying amount of the 2022 Notes, net of the proportionate amount of unamortized debt issuance costs.
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
On August 26, 2021, we commenced a tender offer to purchase for cash up to $60,000 aggregate principal outstanding amount of the 2022 Notes at the purchase price of $102.50, plus accrued and unpaid interest (“2022 Notes August 2021 Tender Offer”). On September 24, 2021, $50,554 aggregate principal amount of the 2022 Notes, representing 45.52% of the previously outstanding 2022 Notes, were validly tendered and accepted. The 2022 Notes August 2021 Tender Offer resulted in our recognizing a loss of $1,584. As of December 31, 2021, the outstanding aggregate principal amount of the 2022 Notes is $60,501.
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

On December 28, 2020, we commenced a tender offer to purchase for cash up to $20,000 aggregate principal amount of the 2025 Notes at the purchase price of $111.00, plus accrued and unpaid interest (“2025 Notes December 2020 Tender Offer”). On January 27, 2021, $20,000 aggregate principal amount of the 2025 Notes, representing 9.94% of the previously outstanding 2025 Notes, were validly tendered and accepted. The 2025 Notes December 2020 Tender Offer resulted in our recognizing a loss of $2,676 during the three months ended March 31, 2021. On February 16, 2021, we repurchased an additional $25,082 aggregate principal amount of the 2025 Notes, representing 13.84% of the previously outstanding 2025 Notes, at a price of $107.50, including commissions. As a result of this transaction, we recorded a loss of $2,466, in the amount of the difference between the reacquisition price and the net carrying amount of the 2025 Notes, net of the proportionate amount of unamortized debt issuance costs. As of December 31, 2021, the outstanding aggregate principal amount of the 2025 Notes is $156,168.

Certain key terms related to the convertible features for the 2022 Notes, and the 2025 Notes (collectively, the “Convertible Notes”) are listed below.

	2022 Notes	2025 Notes
Initial conversion rate(1)	100.2305	110.7420
Initial conversion price	$9.98	$9.03
Conversion rate at December 31, 2021(1)(2)	100.2305	110.7420
Conversion price at December 31, 2021(2)(3)	$9.98	$9.03
Last conversion price calculation date	4/11/2021	3/1/2021
Dividend threshold amount (per share)(4)	$0.083330	$0.060000
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
In connection with the issuance of the Convertible Notes, we recorded a discount of $3,369 and debt issuance costs of $9,035 which are being amortized over the terms of the Convertible Notes. As of December 31, 2021, $1,775 of the original issue discount and $1,331 of the debt issuance costs remain to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended December 31, 2021 and December 31, 2020, we recorded $3,547 and $6,170, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the six months ended December 31, 2021 and December 31, 2020, we recorded $7,782 and $13,035, respectively, of interest costs and amortization of financing costs on the Covertible Notes as interest expense.
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
On April 7, 2021, we commenced a tender offer to purchase for cash up to $30,000 aggregate principal amount of the 2023 Notes at the purchase price of $104.15, plus accrued and unpaid interest (“2023 Notes April 2021 Tender Offer”). On May 4, 2021, $836 aggregate principal amount of the 2023 Notes were tendered, representing 0.29% of the previously outstanding 2023 Notes. The 2023 Notes April 2021 Tender Offer resulted in our recognizing a loss of $43 during the three months ended June 30, 2021. As of December 31, 2021, the outstanding aggregate principal amount of the 2023 Notes is $284,219.
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
On October 8, 2021, we commenced a tender offer to purchase for cash any and all of the $81,389 aggregate principal amount of the 6.375% 2024 Notes at a purchase price of $107.75, plus accrued and unpaid interest (“6.375% 2024 Notes October 2021 Tender Offer”). On October 15, 2021, $149 aggregate principal amount of the 6.375% 2024 Notes, representing 0.18% of the previously outstanding 6.375% 2024 Notes, were validly tendered and accepted. The 6.375% 2024 Notes October 2021 Tender Offer resulted in our recognizing a loss of $12. As of December 31, 2021, the outstanding aggregate principal amount of the 6.375% 2024 Notes is $81,240.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

2029 Notes
On December 5, 2018, we issued $50,000 aggregate principal amount of unsecured notes that mature on June 15, 2029 (the “2029 Notes”). The 2029 Notes bear interest at a rate of 6.875% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning March 15, 2019. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts and offering costs, were $48,057. On February 9, 2019, we entered into an ATM program with B. Riley FBR, Inc., BB&T Capital Markets, and Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2029 Notes (“2029 Notes ATM” or “2029 Notes Follow-on Program”). The 2029 Notes are listed on the NYSE and trade thereon under the ticker “PBC.” During the year ended June 30, 2019, we issued an additional $19,170 aggregate principal amount under the 2029 Notes ATM, for net proceeds of $18,523, after commissions and offering costs. On December 30, 2021, we redeemed $69,170 of the aggregate principal amount of the 2029 Notes. The transaction resulted in our recognizing a loss of $2,044 during the three months ended December 31, 2021. Following the redemption, none of the 2029 Notes remained outstanding.
2026 Notes
On January 22, 2021, we issued $325,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Original 2026 Notes”). The Original 2026 Notes bear interest at a rate of 3.706% per year, payable semi-annually on July 22, and January 22 of each year, beginning on July 22, 2021. Total proceeds from the issuance of the 2026 Notes, net of underwriting discounts and offering costs, were $317,720. On February 19, 2021, we issued an additional $75,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Additional 2026 Notes”, and together with the Original 2026 Notes, the “2026 Notes”). The Additional 2026 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2026 Notes and bear interest at a rate of 3.706% per year, payable semi-annually on July 22 and January 22 of each year, beginning July 22, 2021. Total proceeds from the issuance of the Additional 2026 Notes, net of underwriting discounts and offering costs, were $74,061. As of December 31, 2021, the outstanding aggregate principal amount of the 2026 Notes is $400,000.
3.364% 2026 Notes
On May 27, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on November 15, 2026 (the “3.364% 2026 Notes”). The 3.364% 2026 Notes bear interest at a rate of 3.364% per year, payable semi-annually on November 15, and May 15 of each year, beginning on November 15, 2021. Total proceeds from the issuance of the 3.364% 2026 Notes, net of underwriting discounts and offering costs, were $293,283. As of December 31, 2021, the outstanding aggregate principal amount of the 3.364% 2026 Notes is $300,000.
3.437% 2028 Notes
On September 30, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on October 15, 2028 (the “3.437% 2028 Notes”). The 3.437% 2028 Notes bear interest at a rate of 3.437% per year, payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2022. Total proceeds from the issuance of the 3.437% 2028 Notes, net of underwriting discounts and offering costs, were $291,798. As of December 31, 2021, the outstanding aggregate principal amount of the 3.437% 2028 Notes is $300,000.
The 2023 Notes, the 6.375% 2024 Notes, the 2026 Notes, the 3.364% 2026 Notes, and the 3.437% 2028 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $15,802 and debt issuance costs of $17,770, which are being amortized over the term of the notes. As of December 31, 2021, $12,467 of the original issue discount and $12,375 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended December 31, 2021 and December 31, 2020, we recorded $16,822 and $12,719, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the six months ended December 31, 2021 and December 31, 2020, we recorded $30,754 and $25,562, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.

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
On February 13, 2020, the September 2019 Selling Agent Agreement was terminated, and we entered into a new selling agent agreement with InspereX LLC (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with the previously authorized selling agent agreements, the “InterNotes® Offerings”). Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of December 31, 2021, $340,537 aggregate principal amount of Prospect Capital InterNotes® were outstanding.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the six months ended December 31, 2021, we issued $120,322 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $117,442. These notes were issued with stated interest rates ranging from 2.25% to 4.25% with a weighted average interest rate of 3.32%. These notes will mature between July 15, 2026 and December 15, 2051. The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2021:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$32,244	2.25% – 3.25%	2.63%	July 15, 2026 – December 15, 2026
7	20,018	2.75% – 3.50%	2.99%	July 15, 2028 – December 15, 2028
10	20,045	3.15% – 3.75%	3.30%	July 15, 2031 – December 15, 2031
12	2,422	3.70%	3.70%	July 15, 2033
15	14,098	3.50% – 4.00%	3.80%	July 15, 2036 – December 15, 2036
30	31,495	4.00% – 4.25%	4.01%	July 15, 2051 – December 15, 2051
	$120,322
During the six months ended December 31, 2020, we issued $81,467 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $80,203. These notes were issued with stated interest rates ranging from 4.25% to 6.00% with a weighted average interest rate of 5.12%. These notes mature between July 15, 2025 and December 15, 2030 . The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2020:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$49,426	4.25% – 5.50%	4.99%	July 15, 2025 – December 15, 2025
7	13,064	4.50% – 5.75%	5.18%	July 15, 2027 – December 15, 2027
10	18,977	4.75% – 6.00%	5.40%	July 15, 2030 – December 15, 2030
	$81,467
During the six months ended December 31, 2021, we repaid $957 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. In order to replace short

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

maturity debt with longer-term debt, we redeemed $287,539 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 5.34%. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the six months ended December 31, 2021 was $5,462.

The following table summarizes the Prospect Capital InterNotes® outstanding as of December 31, 2021:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$662	1.50%	1.50%	January 15, 2024
5	62,537	2.25% – 3.25%	2.81%	January 15, 2026 – December 15, 2026
6	15,107	3.00%	3.00%	June 15, 2027 – July 15, 2027
7	28,341	2.75% – 4.00%	3.15%	January 15, 2028 – December 15, 2028
8	3,511	3.40% – 3.50%	3.45%	June 15, 2029 – July 15, 2029
10	74,926	3.15% – 4.50%	3.84%	August 15, 2029 – December 15, 2031
12	15,066	3.70% – 4.00%	3.95%	June 15, 2033 – July 15, 2033
15	14,978	3.50% – 6.00%	3.93%	August 15, 2028 – December 15, 2036
18	6,509	4.50% – 6.25%	5.50%	January 15, 2031 – August 15, 2031
20	2,482	5.75% – 6.00%	5.84%	November 15, 2032 – September 15, 2033
25	21,611	6.25% – 6.50%	6.41%	August 15, 2038 – May 15, 2039
30	94,807	4.00% – 6.75%	5.52%	November 15, 2042 – December 15, 2051
	$340,537
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
The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2021:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$662	1.50%	1.50%	January 15, 2024
5	46,968	3.00% – 4.25%	3.28%	August 15, 2024 – May 15, 2026
6	15,107	3.00%	3.00%	June 15, 2027 – July 15, 2027
7	59,729	3.25% – 5.75%	4.31%	July 15, 2024 – May 15, 2028
8	3,511	3.40% – 3.50%	3.45%	June 15, 2029 – July 15, 2029
10	201,285	3.50% – 6.25%	5.09%	January 15, 2024 – July 15, 2031
12	14,432	4.00% – 6.00%	4.25%	November 15, 2025 – July 15, 2033
15	16,801	5.75% – 6.00%	5.79%	May 15, 2028 – November 15, 2028
18	18,487	4.50% – 6.25%	5.59%	December 15, 2030 – August 15, 2031
20	3,777	5.75% – 6.00%	5.89%	November 15, 2032 – October 15, 2033
25	30,344	6.25% – 6.50%	6.39%	August 15, 2038 – May 15, 2039
30	97,608	5.50% – 6.75%	6.25%	November 15, 2042 – October 15, 2043
	$508,711
In connection with the issuance of Prospect Capital InterNotes®, we incurred $25,785 of fees which are being amortized over the term of the notes, of which $7,667 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of December 31, 2021.
During the three months ended December 31, 2021 and December 31, 2020, we recorded $4,177 and $10,208, respectively, of

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the six months ended December 31, 2021 and December 31, 2020, we recorded $9,479 and $19,916, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Note 8. Fair Value and Maturity of Debt Outstanding
As of December 31, 2021, our asset coverage ratio stood at 290.6% based on our outstanding senior securities representing indebtedness of $2,395,273 and our asset coverage ratio on our senior securities that are stock was 243.7%. As of June 30, 2021, our asset coverage ratio stood at 274.0% based on our outstanding senior securities representing indebtedness of $2,267,649 and our asset coverage ratio on our senior securities that are stock was 258.4%. Refer to Note 9, Equity Offerings, Offering Expenses and Distributions for additional discussion on our senior securities that are stock.
Information about our senior securities is shown in the following table as of the end of each of the last ten fiscal years and as of December 31, 2021. (All figures in this item are in thousands except per unit data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Credit Facility
Fiscal 2022 (as of December 31, 2021)	$472,608	$14,731	—	—
Fiscal 2021 (as of June 30, 2021)	356,937	17,408	—	—
Fiscal 2020 (as of June 30, 2020)	237,536	22,000	—	—
Fiscal 2019 (as of June 30, 2019)	167,000	34,298	—	—
Fiscal 2018 (as of June 30, 2018)	37,000	155,503	—	—
Fiscal 2017 (as of June 30, 2017)	—	—	—	—
Fiscal 2016 (as of June 30, 2016)	—	—	—	—
Fiscal 2015 (as of June 30, 2015)	368,700	18,136	—	—
Fiscal 2014 (as of June 30, 2014)	92,000	69,470	—	—
Fiscal 2013 (as of June 30, 2013)	124,000	34,996	—	—
Fiscal 2012 (as of June 30, 2012)	96,000	22,668	—	—

2015 Notes(5)
Fiscal 2015 (as of June 30, 2015)	$150,000	$2,241	—	—
Fiscal 2014 (as of June 30, 2014)	150,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	150,000	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	150,000	3,277	—	—

2016 Notes(6)
Fiscal 2016 (as of June 30, 2016)	$167,500	$2,269	—	—
Fiscal 2015 (as of June 30, 2015)	167,500	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	167,500	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	167,500	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	167,500	3,277	—	—

2017 Notes(7)
Fiscal 2017 (as of June 30, 2017)	$50,734	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	129,500	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	130,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	130,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	130,000	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	130,000	3,277	—	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

2018 Notes(8)
Fiscal 2017 (as of June 30, 2017)	$85,419	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	200,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	200,000	2,578	—	—
2019 Notes(10)
Fiscal 2018 (as of June 30, 2018)	$101,647	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	200,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	200,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	200,000	2,578	—	—

5.00% 2019 Notes(11)
Fiscal 2018 (as of June 30, 2018)	$153,536	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	300,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	300,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	300,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	300,000	2,305	—	—

2020 Notes (14)
Fiscal 2019 (as of June 30, 2019)	$224,114	$2,365	—	—
Fiscal 2018 (as of June 30, 2018)	392,000	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	392,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	392,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	392,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	400,000	2,305	—	—

6.95% 2022 Notes(9)
Fiscal 2014 (as of June 30, 2014)	$100,000	$2,305	—	$1,038
Fiscal 2013 (as of June 30, 2013)	100,000	2,578	—	1,036
Fiscal 2012 (as of June 30, 2012)	100,000	3,277	—	996

2022 Notes
Fiscal 2022 (as of December 31, 2021)	$60,501	$2,906	—	—
Fiscal 2021 (as of June 30, 2021)	111,055	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	258,240	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	328,500	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	328,500	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	225,000	2,251	—	—

2023 Notes(12)
Fiscal 2022 (as of December 31, 2021)	$284,219	$2,906	—	—
Fiscal 2021 (as of June 30, 2021)	284,219	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	319,145	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	318,863	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	318,675	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	248,507	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	248,293	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	248,094	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	247,881	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	247,725	2,578	—	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

2024 Notes(15)
Fiscal 2020 (as of June 30, 2020)	$233,788	$2,408	—	$959
Fiscal 2019 (as of June 30, 2019)	234,443	2,365	—	1,002
Fiscal 2018 (as of June 30, 2018)	199,281	2,452	—	1,029
Fiscal 2017 (as of June 30, 2017)	199,281	2,251	—	1,027
Fiscal 2016 (as of June 30, 2016)	161,364	2,269	—	951
6.375% 2024 Notes(12)
Fiscal 2022 (as of December 31, 2021)	$81,240	$2,906	—	—
Fiscal 2021 (as of June 30, 2021)	81,389	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	99,780	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	99,726	2,365	—	—

2025 Notes
Fiscal 2022 (as of December 31, 2021)	$156,168	$2,906	—	—
Fiscal 2021 (as of June 30, 2021)	156,168	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	201,250	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	201,250	2,365	—	—

2026 Notes
Fiscal 2022 (as of December 31, 2021)	$400,000	$2,906	—	—
Fiscal 2021 (as of June 30, 2021)	400,000	2,740	—	—

3.364% 2026 Notes
Fiscal 2022 (as of December 31, 2021)	$300,000	$2,906	—	—
Fiscal 2021 (as of June 30, 2021)	300,000	2,740	—	—

3.437% 2028 Notes
Fiscal 2022 (as of December 31, 2021)	$300,000	$2,906	—	—

2028 Notes(16)
Fiscal 2020 (as of June 30, 2020)	$70,761	$2,408	—	$950
Fiscal 2019 (as of June 30, 2019)	70,761	2,365	—	984
Fiscal 2018 (as of June 30, 2018)	55,000	2,452	—	1,004

2029 Notes(17)
Fiscal 2021 (as of June 30, 2021)	69,170	2,740	—	1,028
Fiscal 2020 (as of June 30, 2020)	69,170	2,408	—	970
Fiscal 2019 (as of June 30, 2019)	69,170	2,365	—	983

Prospect Capital InterNotes®
Fiscal 2022 (as of December 31, 2021)	$340,537	$2,906	—	—
Fiscal 2021 (as of June 30, 2021)	508,711	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	680,229	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	707,699	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	760,924	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	980,494	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	908,808	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	827,442	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	785,670	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	363,777	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	20,638	3,277	—	—

Preferred Stock

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Fiscal 2022 (as of December 31, 2021)	$461,439	$2,437	—	—
Fiscal 2021 (as of June 30, 2021)	137,040	2,584	—	—
All Senior Securities(12)(13)
Fiscal 2022 (as of December 31, 2021)	$2,856,712	$2,437	—	—
Fiscal 2021 (as of June 30, 2021)	2,404,689	2,584	—	—
Fiscal 2020 (as of June 30, 2020)	2,169,899	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	2,421,526	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	2,346,563	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	2,681,435	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	2,707,465	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	2,983,736	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	2,773,051	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	1,683,002	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	664,138	3,277	—	—

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
(13)While we do not consider commitments to fund under revolving arrangements to be Senior Securities, if we were to elect to treat such unfunded commitments, which were $48,672 as of December 31, 2021 as Senior Securities for purposes of Section 18 of the 1940 Act, our asset coverage per unit would be $2,396.
(14)We repaid the outstanding principal amount of the 2020 Notes on April 15, 2020.
(15)We redeemed the 2024 Notes on February 16, 2021.
(16)We redeemed the 2028 Notes on June 15, 2021.
(17)We redeemed the 2029 Notes on December 30, 2021.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following table shows our outstanding debt as of December 31, 2021.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value(1)		Effective Interest Rate
Revolving Credit Facility(2)	$472,608	$9,869	$472,608	(3)	$472,608		1ML+2.05%	(6)

2022 Notes	60,501	222	60,279		61,557	(4)	5.64%	(7)
2025 Notes	156,168	2,884	153,284		171,785	(4)	6.63%	(7)
Convertible Notes	216,669		213,563		233,342

6.375% 2024 Notes	81,240	382	80,858		87,785	(4)	6.57%	(7)
2023 Notes	284,219	1,004	283,215		297,691	(4)	6.07%	(7)
2026 Notes	400,000	8,055	391,945		407,100	(4)	3.99%	(7)
3.364% 2026 Notes	300,000	6,656	293,344		299,190	(4)	3.60%	(7)
3.437% 2028 Notes	300,000	8,745	291,255		288,537	(4)	3.63%	(7)
Public Notes	1,365,459		1,340,617		1,380,303

Prospect Capital InterNotes®	340,537	7,667	332,870		383,193	(5)	5.94%	(8)
Total	$2,395,273		$2,359,658		$2,469,446
(1)As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of December 31, 2021.
(2)The maximum draw amount of the Revolving Credit facility as of December 31, 2021 is $1,297,500.
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
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of December 31, 2021:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$472,608	—	$—	$472,608	$—
Convertible Notes	216,669	60,501	—	156,168	—
Public Notes	1,365,459	—	365,459	700,000	300,000
Prospect Capital InterNotes®	340,537	—	662	62,537	277,338
Total Contractual Obligations	$2,395,273	$60,501	$366,121	$1,391,313	$577,338

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
For so long as the Series A Preferred Stock is outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, and in accordance with ASC 480, we have presented both our 5.50% Preferred Stock and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of December 31, 2021.
During the six months ended December 31, 2021, we issued 6,588,940 shares of our Series A1 Preferred Stock for net proceeds of $149,357, 388,441 shares of our Series M1 Preferred Stock for net proceeds of $9,446, and 6,000,000 shares of our Series A Preferred Stock for net proceeds of $145,275, each excluding offering costs and preferred stock dividend reinvestments.
Shares of the 5.50% Preferred Stock will pay a monthly dividend, when and if declared by the Board, at a fixed annual rate of 5.50% per annum of the Stated Value of $25.00 per share (computed on the basis of a 360-day year consisting of twelve 30-day months), payable in cash or through the issuance of additional 5.50% Preferred Stock through the 5.50% Preferred Stock DRIP.
Shares of the Series A Preferred Stock will pay a quarterly dividend, when and if declared by the Board, at a fixed annual rate of 5.35% per annum of the Stated Value of $25.00 per share (computed on the basis of a 360-day year consisting of twelve 30-day months), payable in cash
During the six months ended December 31, 2021 and December 31, 2020, we distributed approximately $5,954 and $46, respectively, to our 5.50% Preferred Stock holders. During the six months ended December 31, 2021, we distributed approximately $2,296 to our 5.35% Series A Preferred Stock holders. Our distributions to our 5.50% Preferred Stock holders and 5.35% Series A Preferred Stock holders for the six months ended December 31, 2021 and December 31, 2020, are summarized in the following table:

Declaration Date	Record Date	Payment Date	Amount ($ per share), before pro ration for partial periods	Amount Distributed
5.50% Preferred Stock holders
11/6/2020	11/18/2020	12/1/2020	$0.114583	$13
12/4/2020	12/21/2020	1/4/2021	0.114583	33
Distributions for the six months ended December 31, 2020				$46

5/7/2021	7/21/2021	8/2/2021	$0.114583	$680
5/7/2021	8/18/2021	9/1/2021	0.114583	786
8/24/2021	9/15/2021	10/1/2021	0.114583	941
8/24/2021	10/20/2021	11/1/2021	0.114583	1,054
8/24/2021	11/17/2021	12/1/2021	0.114583	1,197
11/5/2021	12/15/2021	1/3/2022	0.114583	1,296
Distributions for the six months ended December 31, 2021				$5,954

5.35% Series A Preferred Stock holders
8/24/2021	10/20/2021	11/1/2021	$0.382674	$2,296
Distributions for the six months ended December 31, 2021				$2,296
The above table includes dividends paid during the six months ended December 31, 2021. It does not include distributions previously declared to the 5.50% Preferred Stock holders and 5.35% Series A Preferred Stock holders of record for any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and paid subsequent to December 31, 2021:
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on January 19, 2022 with a payment date of February 1, 2022

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on February 16, 2022 with a payment date of March 1, 2022
•$0.334375 per share (before pro ration for partial period holders of record) for 5.35% Series A Preferred Stock holders of record on January 19, 2022 with a payment date of February 1, 2022
As of December 31, 2021, we have accrued approximately $22 and $1,338 in dividends that have not yet been declared for our 5.50% Preferred Stock holders and 5.35% Series A Preferred Stock holders, respectively.
During the six months ended December 31, 2021, we issued 4,231 shares of our Series A1 Preferred Stock and 104 shares of our Series M1 Preferred Stock, in connection with the Preferred Stock Plan.
During the six months ended December 31, 2021, 5,751 shares of our Series A1 Preferred Stock were converted to 16,088 shares of our common stock, in connection with Holder Optional Conversions.
The conversion rights discussed above are accounted for as share settled redemption features and are determined to be clearly and closely related to the preferred stock host instruments. As such, we determined that no bifurcation was necessary.
The following table shows our outstanding Preferred Stock as of December 31, 2021.

Series	Shares Outstanding	Liquidation Value
Series A1	11,751,346	$293,784
Series M1	519,211	12,980
Series A2	187,000	4,675
Series A	6,000,000	150,000
Total	18,457,557	$461,439
The following table shows our outstanding Preferred Stock as of June 30, 2021.

Series	Shares Outstanding	Liquidation Value
Series A1	5,163,926	$129,098
Series M1	130,666	3,267
Series A2	187,000	4,675
Total	5,481,592	$137,040
Preferred Stock issued prior to the issuance of our 5.35% Series A Preferred Stock has a carrying value equal to liquidation value per share on our Consolidated Statements of Assets and Liabilities. Subsequent issuances of our Preferred Stock classified as temporary equity are recorded net of issuance costs. The carrying value is inclusive of cumulative accrued and unpaid dividends as of December 31, 2021.
Common Stock
Our common stockholders’ equity accounts as of December 31, 2021 and June 30, 2021 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% Preferred Stock Holder Optional Conversion. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify stockholders of our intention to purchase our common stock.
We did not repurchase any shares of our common stock under the Repurchase Program for the six months ended December 31, 2021 and December 31, 2020. As of December 31, 2021, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.

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

Excluding common stock dividend reinvestments and shares issued in connection with the 5.50% Preferred Stock Holder Optional Conversion, during the six months ended December 31, 2021 and December 31, 2020, we did not issue any shares of our common stock.
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
During the six months ended December 31, 2021 and December 31, 2020, we distributed approximately $140,283 and $136,685, respectively, to our common stockholders. The following table summarizes our distributions declared and payable for the six months ended December 31, 2020 and December 31, 2020.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/8/2020	7/31/2020	8/20/2020	$0.06	$22,515
5/8/2020	8/31/2020	9/17/2020	0.06	22,619
8/25/2020	9/30/2020	10/22/2020	0.06	22,727
8/25/2020	10/30/2020	11/19/2020	0.06	22,836
11/6/2020	11/30/2020	12/24/2020	0.06	22,942
11/6/2020	12/31/2020	1/21/2021	0.06	23,046
Total declared and payable for the six months ended December 31, 2020				$136,685

5/7/2021	7/28/2021	8/19/2021	$0.06	$23,325
5/7/2021	8/27/2021	9/23/2021	0.06	23,348
8/24/2021	9/28/2021	10/21/2021	0.06	23,370
8/24/2021	10/27/2021	11/18/2021	0.06	23,392
11/5/2021	11/26/2021	12/23/2021	0.06	23,413
11/5/2021	12/29/2021	1/20/2022	0.06	23,435
Total declared and payable for the six months ended December 31, 2021				$140,283
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during six months ended December 31, 2021 and December 31, 2020. It does not include distributions previously declared to common stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to December 31, 2021:
•$0.06 per share for January 2022 holders of record on January 27, 2022 with a payment date of February 17, 2022

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

During the six months ended December 31, 2021 and December 31, 2020, we issued 2,148,594 and 10,559,146 shares of our common stock, respectively, in connection with the common stock dividend reinvestment plan.
During the six months ended December 31, 2021, Prospect officers and directors purchased 49,196 shares of our common stock, or 0.01% of total outstanding shares as of December 31, 2021, through shares issued in connection with our common stock dividend reinvestment plan.
As of December 31, 2021, we have reserved 23,358,402 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5) and 1,000,000,000 shares of our common stock for issuance upon conversion of the 5.50% Preferred Stock.
Note 10. Other Income
Other income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three and six months ended December 31, 2021 and December 31, 2020.

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Structuring, advisory, and amendment fees	$16,853	$15,992	$28,814	$17,418
Royalty and net revenue interests	10,487	9,108	20,294	18,174
Administrative agent fees	159	125	327	249
Total other income	$27,499	$25,225	$49,435	$35,841

Note 11. Net Increase (Decrease) in Net Assets per Common Share
Earnings per share is calculated in accordance with ASC 260, “Earnings per Share”. Basic earnings per share is calculated by dividing the net increase (decrease) in net assets resulting from operations, less preferred dividends, by the weighted average number of common shares outstanding. Diluted earnings per share gives effect to all dilutive potential common shares outstanding using the if-converted method for Preferred Stock (Refer to Note 9). Diluted earnings per share excludes all dilutive potential common shares if their effect is anti-dilutive. During the six months ended December 31, 2021 and December 31, 2020, we did not have potential common shares that would be anti-dilutive.
The following information sets forth the computation of basic and diluted earnings per common share for the three and six months ended December 31, 2021 and December 31, 2020:

	For the three months ended December 31, 2021		For the Six Months Ended December 31, 2021
	Basic	Diluted	Basic	Diluted
Net increase in net assets resulting from operations applicable to Common Stockholders	$246,411	$253,613	$456,135	$465,744
Weighted average common shares outstanding	389,991,324	417,952,347	389,438,733	412,840,135
Earnings per share	$0.63	$0.61	$1.17	$1.13

	For the Three Months Ended December 31, 2020		For the Six Months Ended December 31, 2020
	Basic	Diluted	Basic	Diluted
Net increase in net assets resulting from operations applicable to Common Stockholders	$305,921	$305,967	$473,667	$473,713
Weighted average common shares outstanding	381,157,121	381,817,317	378,534,006	378,864,104
Earnings per share	$0.80	$0.80	$1.25	$1.25

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
For income tax purposes, dividends paid and distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to stockholders during the tax years ended August 31, 2021, 2020, and 2019 were as follows:

	Tax Year Ended August 31,
	2021		2020	2019
Ordinary income	$250,801		$169,041	$263,773
Capital gain	—		—	—
Return of capital	28,545		96,720	—
Total dividends paid to stockholders	$279,346	(1)	$265,761	$263,773
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
We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. stockholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. For the 2021 calendar year, 41.98% of our taxable dividends as of December 31, 2021 qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non-U.S. stockholders. This percentage is based on the best estimates available at the time of this filing. The final percentage will be determined with the filing of Form 1099-DIV.

We also generate income that may be beneficial to shareholders that face interest expense limitations. Under IRC Section 163(j), a RIC is permitted to designate distributions attributable to net business interest income as section 163(j) interest dividends. For the 2021 calendar year 65.63% of our taxable ordinary dividends as of December 31, 2021 qualified as section 163(j) interest dividends. This percentage is based on the best estimates available at the time of this filing. The final percentage will be determined with the filing of Form 1099-DIV.

For the tax year ending August 31, 2022, the tax character of dividends paid to stockholders through December 31, 2021 is expected to be ordinary income and return of capital however due to the difference between our fiscal and tax year ends, the final determination of the tax character of dividends between ordinary income, capital gains, and return of capital will not be made until we file our tax return for the tax year ending August 31, 2022.

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

	Tax Year Ended August 31,
	2021		2020	2019
Net increase (decrease) in net assets resulting from operations	$428,106		$(78,949)	$93,093
Net realized (gains) losses on investments	16,173		10,139	(5,923)
Net unrealized (gains) losses on investments	(143,654)		328,997	217,159
Other temporary book-to-tax differences	(49,882)		(91,368)	(87,511)
Permanent differences	(20)		57	78
Taxable income before deductions for distributions	$250,723	(2)	$168,876	$216,896
(2) Final determination of permanent differences will not be final until we file our return for the tax year ended August 31, 2021.
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
As of December 31, 2021, the cost basis of investments for tax purposes was $6,553,433 resulting in an estimated net unrealized gain of $449,413. As of December 31, 2021, the gross unrealized gains and losses were $1,514,719 and $1,065,306, respectively. As of June 30, 2021, the cost basis of investments for tax purposes was $6,050,304 resulting in an estimated net unrealized gain of $151,474. As of June 30, 2021, the gross unrealized gains and losses were $1,208,128 and $1,056,654, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of December 31, 2021 and June 30, 2021 was calculated based on the book cost of investments as of December 31, 2021 and June 30, 2021, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2021 and 2020, respectively.
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal excise taxes, among other items. During the tax year ended August 31, 2021, we decreased overdistributed net investment income by $20 and increased capital in excess of par value by $20. During the tax year ended August 31, 2020, we increased overdistributed net investment income by $57 and decreased capital in excess of par value by $57. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended August 31, 2021 are being recorded in the fiscal year ending June 30, 2022 and the reclassifications for the taxable year ended August 31, 2020 were recorded in the fiscal year ended June 30, 2021. The reclassifications, if any, for the taxable year ended August 31, 2021 will be recorded in the fiscal year ending June 30, 2022 once we file our tax return for the tax year ending August 31, 2021.
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
The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

receives a fee from us, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our total assets. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. The total gross base management fee incurred to the favor of the Investment Adviser was $33,843 and $27,833 during the three months ended December 31, 2021 and December 31, 2020, respectively. The total gross base management fee incurred to the favor of the Investment Advisor was $66,046 and $54,683 during the six months ended December 31, 2021 and December 31, 2020, respectively.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The total income incentive fee incurred was $19,589 and $20,717 during the three months ended December 31, 2021 and December 31, 2020, respectively. The fees incurred for the six months ended December 31, 2021 and December 31, 2020 were $39,329 and $35,103, respectively.No capital gains incentive fee was incurred during the six months ended December 31, 2021 and December 31, 2020. Income incentive fee for the three months ended December 31, 2020 includes a $264 adjustment for fees earned in prior periods that were neither expensed nor paid to the Investment Adviser.
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
The allocation of net overhead expense from Prospect Administration was $2,239 and $3,426 for the three months ended December 31, 2021 and December 31, 2020, respectively.
The allocation of net overhead expense from Prospect Administration was $6,765 and $8,083 for the six months ended December 31, 2021 and December 31, 2020, respectively.Prospect Administration received estimated payments of $4,315 and $548 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal services during the six months ended December 31, 2021 and December 31, 2020, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount.

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
During the three months ended December 31, 2021 and December 31, 2020, we received payments of $1,835 and $1,973, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the six months ended December 31, 2021 and December 31, 2020, we received payments of $3,670 and $3,820, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration.
Co-Investments
On January 13, 2020, we received an exemptive order from the SEC (the “Order”), which superseded a prior co-investment exemptive order granted on February 10, 2014, that gave us the ability to negotiate terms other than price and quantity of co-investment transactions with other funds managed by the Investment Adviser or certain affiliates, including Priority Income Fund, Inc. and Prospect Sustainable Income Fund, Inc. (f/k/a Prospect Flexible Income Fund, Inc.), where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions included therein.
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
We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the three months ended December 31, 2021 and December 31, 2020, we recognized expenses that were reimbursed for valuation services of $30 and $32, respectively. During the six months ended December 31, 2021 and December 31, 2020, we recognized expenses that were reimbursed for valuation services of $61 and $63, respectively.Conversely, Priority Income Fund, Inc. and Prospect Sustainable Income Fund, Inc. (f/k/a Prospect Flexible Income Fund, Inc.) reimburse us for software fees, expenses which were initially incurred by Prospect. As of December 31, 2020, we accrued a receivable from Priority Income Fund, Inc. and Prospect

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Sustainable Income Fund, Inc. (f/k/a Prospect Flexible Income Fund, Inc.) for software fees of $7. There was no such receivable outstanding as of December 31, 2021.
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

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Interest Income
Interest Income from CP Energy	$1,309	$1,162	$2,580	$2,289
Interest Income from Spartan	363	302	723	605
Total Interest Income	$1,672	$1,464	$3,303	$2,894
Other Income
Administrative Agent	$—	$7	$6	$13
Total Other Income	$—	$7	$6	$13
Realized Gain	$—	$—	$—	$2,832

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Additions	$—	$—	$—	$26,193
Interest Income Capitalized as PIK
CP Energy	1,309	1,161	2,581	2,288
Spartan	364	—	363	—
Total Interest Income Capitalized as PIK	$1,673	$1,161	$2,944	$2,288
Repayment of Loan Receivable	—	—	—	23,361
Return of Capital	—	—	—	1

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	As of
	December 31, 2021	June 30, 2021
Interest Receivable (1)	$19	$18
Other Receivables (2)	151	27
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

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Interest Income	$3,751	$3,549	$7,401	$6,919
Managerial Assistance (1)	175	175	350	350
Reimbursement of Legal, Tax, etc.(2)	1	—	1	—
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

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Accreted Original Issue Discount	$147	$109	$284	$210
Interest Income Capitalized as PIK	1,802	3,438	3,557	6,706

	As of
	December 31, 2021	June 30, 2021
Interest Receivable (3)	$40	$38
Other Receivables (4)	1	1
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

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Interest Income	$2,756	$2,404	$5,457	$4,742
Managerial Assistance (1)	63	63	125	63
Reimbursement of Legal, Tax, etc.(2)	102	—	102	—

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

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Additions (3)	$—	$525	$—	$525
Interest Income Capitalized as PIK	—	—	5,104	4,325
(3) During the six months ended December 31, 2020, Prospect made a follow-on $525 first lien senior secured debt.

	As of
	December 31, 2021	June 30, 2021
Interest Receivable (4)	$4,643	$4,290
Other Receivables (5)	1	1
(4) Interest income recognized but not yet paid.
(5) Represents amounts due from Echelon to Prospect for reimbursement of expenses paid by Prospect on behalf of Echelon.
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

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Interest Income	$18,441	$15,302	$36,779	$30,782
Other Income
Structuring Fee	$—	$10,000	$7,234	$10,000
Total Other Income	$—	$10,000	$7,234	$10,000
Managerial Assistance (1)	$600	$600	$1,200	$1,200
(1) No income recognized by Prospect. MA payments were paid from First Tower to Prospect and subsequently remitted to PA.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Interest Income Capitalized as PIK	$3,473	$—	$7,250	$—
Repayment of loan receivable	851	12	1,159	4,899

	As of
	December 31, 2021	June 30, 2021
Interest Receivable (2)	$202	$198
Other Receivables (3)	4	1
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

	As of
	December 31, 2021	June 30, 2021
Other Receivables	$4	$1
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

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Interest Income	$6,605	$5,786	$12,933	$10,723
Managerial Assistance (1)	366	—	366	—
Reimbursement of Legal, Tax, etc.(2)	1,443	—	1,443	—
(1) No income recognized by Prospect. MA payments were paid from InterDent to Prospect and subsequently remitted to PA.
(2) Paid from InterDent to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to InterDent (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Additions	$—	$—	$7,778	$—
Interest Income Capitalized as PIK	4,553	4,040	8,971	7,322
Repayment of loan receivable	123	—	246	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	As of
	December 31, 2021	June 30, 2021
Interest Receivable (3)	$73	$67
Other Receivables (4)	11	11
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from InterDent to Prospect for reimbursement of expenses paid by Prospect on behalf of InterDent.

Kickapoo Ranch Pet Resort

Prospect owns 100% of the membership interest of Kickapoo Ranch Pet Resort (“Kickapoo”). Kickapoo is a luxury pet boarding facility.

	As of
	December 31, 2021	June 30, 2021
Other Receivables (1)	$7	$7
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

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Interest Income
Interest Income from MITY-Lite	$1,820	$2,416	$3,577	$4,789
Interest Income from Broda Canada	—	—	—	—
Total Interest Income	$1,820	$2,416	$3,577	$4,789
Managerial Assistance (1)	$—	$75	$—	$150
Reimbursement of Legal, Tax, etc.(2)	10	—	10	—
Realized Gain	3	—	6	—
(1) No income recognized by Prospect. MA payments were paid from MITY to Prospect and subsequently remitted to PA.
(2) Paid from Mity to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to Mity (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Interest Income Capitalized as PIK	$1,669	$873	$3,276	$1,724
Repayment of loan receivable	—	147	—	292

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	As of
	December 31, 2021	June 30, 2021
Interest Receivable (3)	$21	$19
Other Receivables (4)	4	—
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
During the six months ended December 31, 2021, we received partial repayments of $279,882 of our loans previously outstanding with NPRC and provided $112,156 of debt financing and $3,200 of equity financing to NPRC for the acqusition of real estate properties, to fund capital expenditures for existing real estate properties, to provide working capital, to fund purchases of rated secured structured notes, and to support the purchase of high yield corporate debt.

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Interest Income	$16,564	$14,441	$32,561	$27,843
Other Income
Structuring Fee	$1,222	$1,433	$1,222	$1,433
Royalty/Net Interest	10,315	8,939	19,940	17,837
Total Other Income	$11,537	$10,372	$21,162	$19,270
Managerial Assistance (1)	$525	$525	$1,050	$1,050
Reimbursement of Legal, Tax, etc.(2)	593	530	2,711	694
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Additions	$105,466	$83,024	$115,356	$121,770
Repayment of loan receivable	245,982	23,421	279,882	38,750

	As of
	December 31, 2021	June 30, 2021
Interest Receivable (3)	$42	$35
Other Receivables (4)	6	3
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

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Interest Income	$1,035	$1,035	$2,071	$2,068
Dividend Income (1)	500	—	1,750	—
Managerial Assistance (2)	100	100	200	200
Reimbursement of Legal, Tax, etc. (3)	9	—	9	—
(1) All dividends were paid from earnings and profits of Nationwide.
(2) No income recognized by Prospect. MA payments were paid from Nationwide to Prospect and subsequently remitted to PA.
(3) Paid from Nationwide to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to Nationwide (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Interest Income Capitalized as PIK	$—	$—	$—	$173

	As of
	December 31, 2021	June 30, 2021
Interest Receivable (4)	$11	$11
Other Receivables (5)	5	2
(4) Interest income recognized but not yet paid.
(5) Represents amounts due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 95.17% and 94.82% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of December 31, 2021 and June 30, 2021, respectively, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.
On December 30, 2019, NMMB executed a dividend recapitalization whereby Prospect invested $15,100 of a first lien term loan to repay NMMB’s existing term loan, provide a shareholder distribution, and pay fees and expenses. As part of the recapitalization, Prospect converted its Series A and Series B preferred securities into 92.42% common equity and received a dividend distribution of $2,797.

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Interest Income
Interest Income from NMMB	$130	$134	$261	$269
Total Interest Income	$130	$134	$261	$269
Dividend Income (1)	$3,046	$—	$3,046	$—
Managerial Assistance (2)	100	100	200	200
(1) All dividends were paid from earnings and profits of NMMB.
(2) No income recognized by Prospect. MA payments were paid from NMMB to Prospect and subsequently remitted to PA.

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Repayment of loan receivable
Repayment from NMMB	$38	$38	$76	$76
Total Repayment of loan receivable (2)	$38	$38	$76	$76
(2) During the six months ended December 31, 2021 and December 31, 2020, Prospect received partial repayments totaling $76 and $76, respectively, for our Senior Secured Notes outstanding with NMMB, Inc.

	As of
	December 31, 2021	June 30, 2021
Interest Receivable (3)	$1	$1
Other Receivables (4)	1	—
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB.

Pacific World Corporation
Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.97% and 99.97% ownership interest of Pacific World as of December 31, 2021 and June 30, 2021, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Interest Income	$1,198	$1,016	$2,322	$2,157
Managerial Assistance	—	—	—	69

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Additions (1)	$4,500	$—	$6,500	$—
Interest Income Capitalized as PIK	1,486	631	2,169	1,265
(1) During the six months ended December 31, 2021, Prospect provided $4,000 of debt financing and $2,500 of equity financing to Pacific World to fund working capital needs.

	As of
	December 31, 2021	June 30, 2021
Interest Receivable (2)	$46	$36
Other Receivables (3)	96	37
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

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Interest Income	$715	$715	$1,431	$1,431
Dividend Income (1)	441	—	441	—
Managerial Assistance (2)	45	45	90	90
Reimbursement of Legal, Tax, etc.(3)	—	—	4	—
(1) All dividends were paid from earnings and profits of R-V.
(2) No income recognized by Prospect. MA payments were paid from R-V to Prospect and subsequently remitted to PA.
(3) Paid from R-V to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to R-V (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	As of
	December 31, 2021	June 30, 2021
Interest Receivable (3)	$8	$8
Other Receivables (4)	1	—
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

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Interest Income	$593	$591	$1,186	$1,185
Managerial Assistance (1)	3	3	6	6
(1) No income recognized by Prospect. MA payments were paid from UTP to Prospect and subsequently remitted to PA.

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Repayment of loan receivable	$8	$170	$16	$340

	As of
	December 31, 2021	June 30, 2021
Interest Receivable (2)	$6	$6
Other Receivables (3)	16	4
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

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Interest Income	$51	$1	$102	$1

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Additions (1)	$—	$2,000	$—	$2,000
(1) During the six months ended December 31, 2020, Prospect provided $2,000 of new Senior Acquisition Term Loan financing to USES to fund company’s equity investment.

	As of
	December 31, 2021	June 30, 2021
Interest Receivable (2)	$1	$1
Other Receivables (3)	62	—

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

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Interest Income
Interest Income from Valley	$280	$280	$560	$560
Interest Income from Valley Electric	1,499	1,499	2,997	2,997
Total Interest Income	$1,779	$1,779	$3,557	$3,557
Dividend Income (1)	$1,700	$2,261	$1,700	$2,261
Other Income
Residual Profit Interest	$166	$166	$333	$333
Total Other Income	$166	$166	$333	$333
Managerial Assistance (2)	$150	$150	$300	$300
(1) All dividends were paid from earnings and profits.
(2) No income recognized by Prospect. MA payments were paid from Valley Electric to Prospect and subsequently remitted to PA.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Repayment of loan receivable	$—	$1,061	$—	$1,061

	As of
	December 31, 2021	June 30, 2021
Interest Receivable (3)	$20	$20
Other Receivables (4)	2	2
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
We are not aware of any material legal proceedings as of December 31, 2021.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 16. Financial Highlights
The following is a schedule of financial highlights for the six months ended December 31, 2021 and December 31, 2020:

	Three Months Ended December 31,				Six Months Ended December 31,
	2021		2020		2021		2020
Per Share Data
Net asset value per common share at beginning of period	$10.12		$8.40		$9.81		$8.18
Net investment income(1)	0.22		0.21		0.43		0.37
Net realized and change in unrealized gains(1)	0.43		0.59		0.77		0.88
Net increase from operations	0.65		0.80		1.20		1.25
Distributions of net investment income to preferred stockholders	(0.02)		—	(4)	(0.03)		—	(4)
Distributions of net investment income to common stockholders	(0.18)	(8)	(0.18)		(0.36)	(8)	(0.33)
Return of Capital to common stockholders	—	(8)	—		—	(8)	(0.03)
Common stock transactions(2)	(0.01)		(0.05)		(0.02)		(0.10)
Offering costs from issuance of preferred stock	—		—	(4)	(0.03)		—	(4)
Reclassification of preferred stock issuance costs(9)	0.03		—		0.03		—
Net asset value per common share at end of period	$10.60	(5)	$8.96	(5)	$10.60		$8.96	(5)

Per common share market value at end of period	$8.41		$5.41		$8.41		$5.41
Total return based on market value(3)	11.67%		11.47%		4.91%		13.87%
Total return based on net asset value(3)	7.10%		10.55%		13.09%		17.81%
Shares of common stock outstanding at end of period	390,584,255		384,097,645		390,584,255		384,097,645
Weighted average shares of common stock outstanding	389,991,324		381,157,121		389,438,733		378,535,006

Ratios/Supplemental Data
Net assets at end of period	$4,140,128		$3,456,520		$4,140,128		$3,456,520
Portfolio turnover rate	6.61%		6.21%		11.73%		9.05%
Annualized ratio of operating expenses to average net assets applicable to common shares(7)	8.89%		10.94%		8.98%		10.90%
Annualized ratio of net investment income to average net assets applicable to common shares(7)	8.47%		9.83%		8.42%		8.61%

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

(9)Preferred stock issuance costs include offering costs and underwriting costs related to the issuance of preferred stock. During the three months ended December 31, 2021, we have reclassified all preferred stock issuance costs related to preferred stock issued as temporary equity following our reclassification of preferred stock during the three months ended September 30, 2021. Refer to Note 9 within the accompanying notes to the consolidated financial statements for further discussion.
Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ended June 30, 2022:

	Investment Income		Net Investment Income		Net Realized and Unrealized (Losses) Gains		Net Increase (Decrease) in Net Assets from Operations Applicable to Common Stockholders
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2019	$161,883	$0.44	$71,060	$0.19	$(52,995)	$(0.14)	$18,065	$0.05
December 31, 2019	161,917	0.44	67,885	0.18	(79,088)	(0.21)	(11,203)	(0.03)
March 31, 2020	154,501	0.42	68,476	0.19	(254,175)	(0.70)	(185,699)	(0.51)
June 30, 2020	145,229	0.39	58,273	0.16	104,340	0.28	162,613	0.44

September 30, 2020	$142,880	$0.38	$57,545	$0.15	$110,201	$0.30	$167,746	$0.45
December 31, 2020	172,292	0.45	81,561	0.21	224,406	0.60	305,921	0.80
March 31, 2021	159,456	0.41	73,402	0.19	173,006	0.45	246,008	0.64
June 30, 2021	157,339	0.41	73,229	0.19	170,457	0.44	242,421	0.62

September 30, 2021	$169,474	$0.44	$81,369	$0.21	$130,762	$0.34	$209,724	$0.54
December 31, 2021	$175,376	0.45	$85,557	0.22	$168,056	0.43	$246,411	0.63
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
On January 20, 2022, we made a new $87,500 First Lien Term Loan investment in Belnick, LLC, an importer and online seller of furniture and furnishings to both commercial and retail customers primarily through long-term e-commerce partnerships.
On January 21, 2022, we increased total commitments of the Revolving Credit Facility to the maximum accordion facility size of $1,500,000.
On February 7, 2022, we made an additional $75,000 Second Lien Term Loan investment in Global Tel*Link Corporation. We expect the additional investment to settle on or about February 11, 2022.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

On February 8, 2022, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
March 2022	3/23/2022	4/1/2022	$0.114583
April 2022	4/20/2022	5/2/2022	$0.114583
May 2022	5/18/2022	6/1/2022	$0.114583
On February 8, 2022, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
February 2022 - April 2022	4/20/2022	5/2/2022	$0.334375
On February 8, 2022, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
February 2022	2/24/2022	3/22/2022	$0.0600
March 2022	3/29/2022	4/20/2022	$0.0600
April 2022	4/27/2022	5/19/2022	$0.0600

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
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third-party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of December 31, 2021, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $2,364,241 and $3,057,923, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. We consolidate all wholly owned and substantially wholly owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
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

Second Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended December 31, 2021, we acquired $495,268 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $339,183, funded $5,000 of revolver advances, and recorded PIK interest of $15,922, resulting in gross investment originations of $855,373. During the three months ended December 31, 2021, we received full repayments totaling $179,279, received $52 of revolver paydowns, and received $264,729 in partial prepayments, scheduled principal amortization payments, and return of capital distributions, resulting in net repayments of $444,060.

Debt Issuances and Redemptions
During the three months ended December 31, 2021, we repaid $286 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. In order to replace short maturity debt with longer-term debt, we redeemed $74,006 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 6.03%. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended December 31, 2021 was $1,743.
During the three months ended December 31, 2021, we issued $32,665 aggregate principal amount of Prospect Capital InterNotes® with a weighted average stated interest rate of 3.26%, to extend our borrowing base. The newly issued notes mature between October 15, 2026 and December 15, 2051 and generated net proceeds of $31,969.
During the three months ended December 31, 2021, we increased total commitments to the Revolving Credit Facility by $20,000 to $1,297,500 in the aggregate.
On October 8, 2021, we commenced a tender offer to purchase for cash any and all of the $81,389 aggregate principal amount of the 6.375% 2024 Notes at a purchase price of $107.75, plus accrued and unpaid interest (“6.375% 2024 Notes October 2021 Tender Offer”). On October 15, 2021, $149 aggregate principal amount of the 6.375% 2024 Notes, representing 0.18% of the previously outstanding 6.375% 2024 Notes, were validly tendered and accepted. The 6.375% 2024 Notes October 2021 Tender Offer resulted in our recognizing a loss of $12.

On December 30, 2021, we redeemed $69,170 of the aggregate principal amount of the 2029 Notes. The transaction resulted in our recognizing a loss of $2,044 during the three months ended December 31, 2021. Following the redemption, none of the 2029 Notes remained outstanding.

Equity Issuances
On October 21, 2021, November 18, 2021, and December 23, 2021, we issued 357,734, 346,308, and 365,384 shares of our common stock in connection with the dividend reinvestment plan, respectively.
During the three months ended December 31, 2021, 3,601 shares of our Series A1 Preferred Stock were converted to 10,116 shares of our common stock, in connection with Holder Optional Conversion.
During the three months ended December 31, 2021, we issued 3,642,372 shares of our Series A1 Preferred Stock for net proceeds of $82,744, and 214,935 shares of our Series M1 Preferred Stock for net proceeds of $5,212, each excluding offering costs and preferred stock dividend reinvestment.

Investment Holdings
At December 31, 2021, we have $7,002,846, or 169.1%, of our net assets applicable to common shares invested in 127 long-term portfolio investments and CLOs.
Our annualized current yield was 10.6% and 11.7% as of December 31, 2021 and June 30, 2021, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 8.1% and 9.2% as of December 31, 2021 and June 30, 2021, respectively, across all investments. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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
As of December 31, 2021, we own controlling interests in the following portfolio companies: CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”); Kickapoo Ranch Pet Resort (“Kickapoo”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); R-V Industries, Inc. (“R-V”); Universal Turbine Parts, LLC (“UTP”); USES Corp. (“United States Environmental Services” or “USES”); and Valley Electric Company, Inc. (“Valley Electric”). In June 2019, CP Energy purchased a controlling interest of the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $16,019 in senior secured term loans (the “Spartan Term Loan A”) due to us as of December 31, 2021. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, we report our investments in Spartan as control investment. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loan A.
As of December 31, 2021, we also own affiliated interests in Nixon, Inc. (“Nixon”), PGX Holdings, Inc. (“PGX”), RGIS Services, LLC, (“RGIS”), and Targus Cayman HoldCo Limited (“Targus”).
The following shows the composition of our investment portfolio by level of control as of December 31, 2021 and June 30, 2021:

	December 31, 2021				June 30, 2021
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	2,364,241	36.1%	$3,057,923	43.7%	$2,482,431	41.0%	$2,919,717	47.1%
Affiliate Investments	238,537	3.6%	429,954	6.1%	202,943	3.3%	356,734	5.8%
Non-Control/Non-Affiliate Investments	3,938,560	60.3%	3,514,969	50.2%	3,372,750	55.7%	2,925,327	47.1%
Total Investments	$6,541,338	100.0%	$7,002,846	100.0%	$6,058,124	100.0%	$6,201,778	100.0%
The following shows the composition of our investment portfolio by type of investment as of December 31, 2021 and June 30, 2021:

	December 31, 2021				June 30, 2021
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Revolving Line of Credit	$37,260	0.6%	$37,252	0.5%	$27,522	0.5%	$27,503	0.4%
Senior Secured Debt	3,283,057	50.2%	3,232,137	46.2%	3,166,861	52.2%	3,128,845	50.5%
Subordinated Secured Debt	1,459,195	22.3%	1,365,465	19.5%	1,069,767	17.7%	981,425	15.8%
Subordinated Unsecured Debt	7,200	0.1%	5,824	0.1%	7,200	0.1%	3,715	0.1%
Subordinated Structured Notes	1,050,779	16.0%	744,458	10.6%	1,090,175	18.0%	756,109	12.2%
Preferred Stock	312,759	4.8%	17,879	0.3%	308,713	5.1%	23,056	0.4%
Common Stock	210,862	3.2%	1,168,673	16.7%	207,661	3.4%	894,819	14.4%
Membership Interest	180,226	2.8%	378,906	5.4%	180,225	3.0%	349,942	5.6%
Participating Interest(1)	—	—%	52,252	0.7%	—	—%	36,364	0.6%
Total Investments	$6,541,338	100.0%	$7,002,846	100.0%	$6,058,124	100.0%	$6,201,778	100.0%

(1)Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.
The following shows our investments in interest bearing securities by type of investment as of December 31, 2021 and June 30, 2021:

	December 31, 2021				June 30, 2021
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien	$3,320,317	56.9%	$3,269,389	60.7%	$3,194,383	59.7%	$3,156,348	64.4%
1.5 Lien	—	—%	—	—%	18,164	0.3%	18,164	0.4%
Second Lien	1,455,265	24.9%	1,361,535	25.3%	1,047,653	19.5%	959,311	19.6%
Third Lien	3,930	0.1%	3,930	0.1%	3,950	0.1%	3,950	0.1%
Unsecured	7,200	0.1%	5,824	0.1%	7,200	0.1%	3,715	0.1%
Subordinated Structured Notes	1,050,779	18.0%	744,458	13.8%	1,090,175	20.3%	756,109	15.4%
Total Interest Bearing Investments	$5,837,491	100.0%	$5,385,136	100.0%	$5,361,525	100.0%	$4,897,597	100.0%

The following shows the composition of our investment portfolio by industry as of December 31, 2021 and June 30, 2021:

	December 31, 2021				June 30, 2021
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$103,248	1.6%	$80,005	1.1%	$98,144	1.6%	$84,240	1.4%
Air Freight & Logistics	95,000	1.5%	95,000	1.4%	12,500	0.2%	12,500	0.2%
Auto Components	95,282	1.5%	96,384	1.4%	75,323	1.2%	76,520	1.2%
Building Products	35,000	0.5%	35,000	0.5%	—	—%	—	—%
Capital Markets	42,500	0.6%	42,500	0.6%	—	—%	—	—%
Chemicals	—	—%	—	—%	28,745	0.5%	28,863	0.5%
Commercial Services & Supplies	379,357	5.8%	313,395	4.5%	257,617	4.3%	196,117	3.3%
Communications Equipment	59,745	0.9%	60,302	0.9%	59,709	1.0%	58,881	0.9%
Construction & Engineering	69,935	1.1%	146,517	2.1%	69,935	1.2%	149,695	2.4%
Consumer Finance	535,873	8.2%	809,248	11.6%	531,844	8.8%	771,601	12.4%
Distributors	272,834	4.2%	175,208	2.5%	272,672	4.5%	175,768	2.8%
Diversified Consumer Services	246,807	3.8%	402,341	5.7%	211,193	3.5%	339,633	5.5%
Diversified Financial Services	30,165	0.5%	30,165	0.4%	30,165	0.5%	30,165	0.5%
Diversified Telecommunication Services	72,537	1.1%	73,975	1.1%	66,333	1.1%	67,448	1.1%
Energy Equipment & Services	280,171	4.3%	87,605	1.3%	277,227	4.6%	83,204	1.3%
Entertainment	30,095	0.5%	30,350	0.4%	40,585	0.7%	40,928	0.7%
Equity Real Estate Investment Trusts (REITs)	473,985	7.2%	1,108,598	15.8%	656,911	10.8%	1,092,955	17.7%
Food Products	131,400	2.0%	131,948	1.9%	61,409	1.0%	61,948	1.0%
Health Care Equipment & Supplies	7,481	0.1%	7,037	0.1%	7,478	0.1%	6,721	0.1%
Health Care Providers & Services	673,169	10.3%	823,165	11.8%	583,369	9.6%	714,107	11.5%
Health Care Technology	65,000	1.0%	65,000	0.9%	—	—%	—	—%
Hotels, Restaurants & Leisure	24,045	0.4%	23,652	0.3%	24,502	0.4%	23,624	0.4%
Household Durables	35,680	0.5%	38,489	0.5%	12,913	0.2%	15,403	0.2%
Household Products	21,061	0.3%	21,061	0.3%	21,186	0.3%	21,186	0.3%
Insurance	21,939	0.3%	22,280	0.3%	21,911	0.4%	22,280	0.4%
Interactive Media & Services	249,831	3.8%	249,831	3.6%	180,127	3.0%	180,127	2.9%
Internet & Direct Marketing Retail	59,892	0.9%	59,949	0.9%	54,677	0.9%	56,114	0.9%
IT Services	278,009	4.3%	278,312	4.0%	260,899	4.3%	261,718	4.3%
Leisure Products	31,634	0.5%	31,469	0.4%	20,242	0.3%	20,287	0.3%
Machinery	102,128	1.6%	118,755	1.7%	97,853	1.6%	111,682	1.8%
Media	101,614	1.6%	135,255	1.9%	105,958	1.7%	107,819	1.7%
Online Lending	6,600	0.1%	6,600	0.1%	6,600	0.1%	6,600	0.1%
Paper & Forest Products	15,885	0.2%	15,203	0.2%	15,847	0.3%	15,815	0.3%
Personal Products	257,914	3.9%	64,851	0.9%	249,245	4.1%	71,097	1.1%
Professional Services	112,019	1.7%	111,692	1.6%	132,015	2.2%	132,058	2.1%
Software	52,267	0.8%	52,500	0.7%	22,240	0.4%	22,500	0.4%
Technology Hardware, Storage & Peripherals	12,439	0.2%	12,500	0.2%	12,431	0.2%	12,500	0.2%
Textiles, Apparel & Luxury Goods	234,186	3.6%	266,290	3.8%	202,312	3.3%	225,359	3.6%
Trading Companies & Distributors	65,232	1.0%	27,356	0.4%	65,248	1.1%	27,106	0.4%
Transportation Infrastructure	—	—%	—	—%	30,384	0.5%	30,900	0.5%
Subtotal	$5,381,959	82.4%	$6,149,788	87.8%	$4,877,749	80.5%	$5,355,469	86.4%
Structured Finance(1)	$1,159,379	17.6%	$853,058	12.2%	$1,180,375	19.5%	$846,309	13.6%
Total Investments	$6,541,338	100.0%	$7,002,846	100.0%	$6,058,124	100.0%	$6,201,778	100.0%
(1) Our SSN investments do not have industry concentrations and as such have been separated in the tables above. As of December 31, 2021 and June 30, 2021, Structured Finance includes $108,600 and $90,200, respectively, of senior secured debt investments held through our investment in NPRC and its wholly-owned subsidiary.

Portfolio Investment Activity
Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans, though we also continue to close select junior debt and equity investments. For information regarding investment activity for the six months ended December 31, 2021 and December 31, 2020 are presented below:

	Six months ended December 31,
	2021	2020
Investments made in new portfolio companies	$810,424	$282,515
Follow-on investments made in existing portfolio companies (1)	425,905	200,380
Revolver advances	9,000	2,000
PIK interest	34,712	37,824
Total acquisitions	$1,280,041	$522,719

Acquisitions by portfolio composition
1st Lien Term Loan	$541,452	$355,892
Subordinated Secured Debt	721,825	138,014
Subordinated Structured Notes	9,518	—
Subordinated Unsecured Debt	—	2,620
Equity	7,246	26,193
Total acquisitions by portfolio composition	$1,280,041	$522,719

Investments sold	$—	$—
Partial repayments (2)	319,467	95,199
Full repayments	448,509	384,937
Revolver paydowns	84	3,284
Total dispositions	$768,060	$483,420

Dispositions by portfolio composition
1st Lien Term Loan	$490,177	$233,865
Subordinated Secured Debt	268,477	195,656
Subordinated Unsecured Debt	—	54,880
Subordinated Structured Notes	9,406	—
Equity	—	(981)
Total dispositions by portfolio composition	$768,060	$483,420

Weighted average interest rates for new investments by portfolio composition (3)
1st Lien Term Loan	7.61%	9.55%
Subordinated Secured Debt	9.30%	9.38%
    (1) Includes follow-on investments in existing portfolio companies and refinancings, if any.
    (2) Includes partial prepayments of principal, scheduled amortization payments, impairments, and refinancings, if any.
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $7,002,846.
Our portfolio companies are generally lower middle-market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.
Impact of the novel coronavirus (the “COVID-19”) pandemic
As of December 31, 2021, there remains to be global uncertainty surrounding the COVID-19 pandemic, which has caused severe disruptions in the global economy and has negatively impacted the fair value and performance of certain investments since the pandemic began. For the three months ended December 31, 2021, the aggregate increases in fair value and net unrealized depreciation on investments were driven by the expansion of comparable company trading multiples and/or tightened credit spreads as the level of market volatility generated by the COVID-19 pandemic declined over the three month period. For certain investments in our portfolio, the valuations continue to reflect factors such as specific industry concerns, uncertainty about the duration of business shutdowns and near-term liquidity needs.

Control Company Investments
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the six months ended December 31, 2021.
First Tower Finance Company LLC

Prospect owns 100% of the equity of First Tower Delaware, a consolidated holding company. First Tower Delaware owns 80.1% of First Tower Finance. First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.

The fair value of our investment in First Tower increased to $625,097 as of December 31, 2021, representing a premium of $263,152 to its amortized cost basis compared to a fair value of $592,356 as of June 30, 2021, a premium of $236,502 to its amortized cost. The increase in premium to amortized cost was driven by strong financial performance and expansion of comparable company trading multiples.

InterDent, Inc.

During the year ended June 30, 2018, Prospect exercised its rights and remedies under its loan documents to exercise the shareholder voting rights in respect of the stock of InterDent and to appoint a new Board of Directors of InterDent, all the members of which are our Investment Adviser’s professionals. As a result, Prospect’s investment in InterDent is classified as a control investment. InterDent is a dental support organization (“DSO”). InterDent provides business and administrative support services to a regionally-diversified set of dental practices so that dentists can focus on delivering high-quality clinical care and patient satisfaction.

The fair value of our investment in InterDent increased to $448,134 as of December 31, 2021, a premium of $148,942 to its amortized cost basis compared to a fair value of $412,339 as of June 30, 2021, a premium of $129,650 to its amortized cost. The increase in premium to amortized cost was driven by increased financial performance.

National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties, self-storage, and student housing properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly owned subsidiaries, NPRC invests in online consumer loans and RSSNs. As of December 31, 2021, we own 100% of the fully-diluted common equity of NPRC.
During the six months ended December 31, 2021, we received partial repayments of $279,882 of our loans previously outstanding with NPRC and provided $112,156 of debt financing and $3,200 of equity financing to NPRC for the acqusition of real estate properties, to fund capital expenditures for existing real estate properties, to provide working capital, to fund purchases of rated secured structured notes, and to support the purchase of high yield corporate debt.

The online consumer loan investments held by certain of NPRC’s wholly owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 36 to 84 months. As of December 31, 2021, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 841 individual loans, residual interest in two securitizations, and one high yield corporate bond, and had an aggregate fair value of $13,272. The average outstanding individual loan balance is approximately $4 and the loans mature on dates ranging from January 1, 2022 to April 19, 2025 with a weighted-average outstanding term of 15 months as of December 31, 2021. Fixed interest rates range from 6.0% to 36.0% with a weighted-average current interest rate of 20.0%. As of December 31, 2021, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $6,600.
As of December 31, 2021, based on outstanding principal balance, 22.5% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 40.1% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 37.4% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$739	$723	7.0% - 20.5%	12.3%
Prime	1,317	1,243	6.0% - 25.0%	18.0%
Near Prime	1,228	1,254	6.0% - 36.0%	26.7%
*Weighted by outstanding principal balance of the online consumer loans.

The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of December 31, 2021, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 43 investments with a fair value of $237,125 and face value of $246,307. The average outstanding note is approximately $5,728 with an expected maturity date ranging from April 2026 to January 2032 and weighted-average expected maturity of 6 years as of December 31, 2021. Coupons range from three-month LIBOR (“3ML”) plus 5.45% to 9.45% with a weighted-average coupon of 3ML + 7.2%. As of December 31, 2021, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $108,600.
As of December 31, 2021, based on outstanding notional balance, 19.6% of the portfolio was invested in Single - B rated tranches and 80.4% of the portfolio in BB rated tranches.
As of December 31, 2021, our investment in NPRC and its wholly-owned subsidiaries had an amortized cost of $589,185 and a fair value of $1,223,798, including our investment in online consumer lending and rated secured structured notes as discussed above. The fair value of $1,108,598 related to NPRC’s real estate portfolio was comprised of forty-three multi-family properties, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of December 31, 2021

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	13,495
3	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	18,410
4	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
5	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
6	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	15,212
7	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,377
8	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	29,337
9	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	16,693
10	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	16,926
11	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	24,203
12	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	18,831
13	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,482
14	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	25,603
15	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	42,929
16	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,759
17	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,771
18	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,137
19	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	31,972
20	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	50,919
21	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
22	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	14,679
23	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
24	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
25	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
26	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	54,637
27	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,954
28	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
29	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
30	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	39,525
31	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,374
32	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
33	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
34	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
35	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
36	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
37	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,793
38	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,545
39	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
40	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	27,590
41	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
42	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
43	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
44	NPRC Grayson LLC	Grayson, GA	12/14/2020	47,860	40,500
45	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
46	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
47	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000
48	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
49	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	38,175
50	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	16,950
51	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	31,050
52	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	33,825
53	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	98,800
54	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	73,000
				2,298,976	1,923,162
The fair value of our investment in NPRC increased to $1,223,798 as of December 31, 2021, a premium of $634,613 from its amortized cost basis compared to a fair value of $1,189,755 as of June 30, 2021, representing a premium of $436,044. The increase in premium is primarily driven by compression of capitalization rates and, to a lesser extent, growth in net operating income in our real estate portfolio.

NMMB, Inc.

Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 95.17% and 94.82% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of December 31, 2021 and June 30, 2021, respectively, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.

The fair value of our investment in NMMB increased to $78,715 as of December 31, 2021, representing a premium of $61,048 to its amortized cost basis, compared to a fair value of $46,888 as of June 30, 2021, representing a premium of $29,145 to its amortized cost basis. The increase to the premium was driven by strong financial performance.

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

The fair value of our investment in Pacific World decreased to $64,851 as of December 31, 2021, a discount of $193,063 to its amortized cost basis, compared to a fair value of $71,097 as of June 30, 2021, representing discount of $178,148 to its amortized cost. The increase in discount to amortized cost resulted from a decline in financial performance.

Our controlled investments, including those discussed above, are valued at $693,682 above their amortized cost as of December 31, 2021.

Affiliate and Non-Control Company Investments

We hold three affiliate investments at December 31, 2021 with a total fair value of $429,954, a premium of $191,417 from their combined amortized cost, compared to a fair value of $356,734 as of June 30, 2020, representing a $153,791 premium to its amortized cost. The increase in premium is primarily driven by our investment in PGX Holdings, Inc. (“Progrexion”). Progrexion is a consumer credit repair technology and services company. Progrexion is valued at a premium of $153,759 at December 31, 2021 compared to a premium of $126,933 as of June 30, 2021. The increase in Progrexion’s premium to amortized cost was driven by strong financial performance and tightening credit spreads.

With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. However, as of December 31, 2021, two of our non-control/ non-affiliate investments, Engine Group, Inc. (“Engine”) and USC are valued at discounts to amortized cost of $27,407 and $97,446, respectively. As of December 31, 2021, our CLO investment portfolio is valued at a $306,321 discount to amortized cost. Excluding Engine, USC, and the CLO investment portfolio, the fair value of our non-control/non-affiliate investments at December 31, 2021 are valued at $7,583 above their amortized cost and did not experience significant changes in operating performance or value.

Our largest non-control/non-affiliate investment is PeopleConnect Holdings, LLC (“PeopleConnect”), which has a fair value equal to its amortized cost basis of $249,831 and represents approximately 6.0% of our Net Asset Value as of December 31, 2021. PeopleConnect is an online information commerce company.

Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of December 31, 2021 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in April 2017 (with a follow-on issuance in May 2018) and March 2019; Public Notes which we issued in March 2013, October 2018, January 2021, May 2021 and September 2021; and Prospect Capital InterNotes® which we issue from time to time. As of December 31, 2021, our equity capital is comprised of common and preferred equity.
The following table shows our outstanding debt as of December 31, 2021.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value(1)		Effective Interest Rate
Revolving Credit Facility(2)	$472,608	$9,869	$472,608	(3)	$472,608		1ML+2.05%	(6)

2022 Notes	60,501	222	60,279		61,557	(4)	5.64%	(7)
2025 Notes	156,168	2,884	153,284		171,785	(4)	6.63%	(7)
Convertible Notes	216,669		213,563		233,342

6.375% 2024 Notes	81,240	382	80,858		87,785	(4)	6.57%	(7)
2023 Notes	284,219	1,004	283,215		297,691	(4)	6.07%	(7)
2026 Notes	400,000	8,055	391,945		407,100	(4)	3.99%	(7)
3.364% 2026 Notes	300,000	6,656	293,344		299,190	(4)	3.60%	(7)
3.437% 2028 Notes	300,000	8,745	291,255		288,537	(4)	3.63%	(7)
Public Notes	1,365,459		1,340,617		1,380,303

Prospect Capital InterNotes®	340,537	7,667	332,870		383,193	(5)	5.94%	(8)
Total	$2,395,273		$2,359,658		$2,469,446
(1)As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of December 31, 2021.
(2)The maximum draw amount of the Revolving Credit facility as of December 31, 2021 is $1,297,500.

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
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of December 31, 2021.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$472,608	$—	$—	$472,608	$—
Convertible Notes	216,669	60,501	—	156,168	—
Public Notes	1,365,459	—	365,459	700,000	300,000
Prospect Capital InterNotes®	340,537	—	662	62,537	277,338
Total Contractual Obligations	$2,395,273	$60,501	$366,121	$1,391,313	$577,338
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

On April 28, 2021, we amended the 2019 Facility and closed an expanded five year revolving credit facility (the “2021 Facility” and collectively with the 2014 Facility, the 2018 Facility, and the 2019 Facility, the “Revolving Credit Facility”). The lenders had extended commitments of $1,297,500 as of December 31, 2021. The 2021 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The Revolving Credit Facility matures on April 27, 2026. It includes a revolving period that extends through April 27, 2025, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due, if required by the lenders.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The Revolving Credit Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. The Revolving Credit Facility also requires the maintenance of a minimum liquidity requirement. As of December 31, 2021, we were in compliance with the applicable covenants.
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
For the six months ended December 31, 2021 and December 31, 2020, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Average stated interest rate	2.14%	2.35%	2.13%	2.36%
Average outstanding balance	$468,063	$379,027	$452,422	$378,070

As of December 31, 2021 and June 30, 2021, we had $726,309 and $640,853, respectively, available to us for borrowing under the Revolving Credit Facility, net of $472,608 and $356,937 outstanding borrowings as of the respective balance sheet dates. As of December 31, 2021, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility had an aggregate fair value of $2,068,703, which represents 29.4% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $1,297,500. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $16,019 of new fees and $7,509 were carried over from the previous facilities, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of December 31, 2021, $9,869 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended December 31, 2021 and December 31, 2020, we recorded $5,133 and $4,630, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the six months ended December 31, 2021 and December 31, 2020, we recorded $9,702 and $9,263, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On December 23, 2019, we commenced a tender offer to purchase for cash up to $25,000 aggregate principal amount of the 2022 Notes (“2022 Notes December Tender Offer”). On January 22, 2020, $1,302 aggregate principal amount of the 2022 Notes, representing 0.5% of the previously outstanding 2022 Notes, were validly tendered and accepted. The 2022 Notes December Tender Offer resulted in our recognizing a loss of $51 during the three months ended March 31, 2020. During the three months ended March 31, 2020, we repurchased an additional $32,585 aggregate principal amount of the 2022 Notes at a weighted average price of $89.1 including commissions. As a result of this transaction, we recorded a gain of $3,045, in the amount of the difference between the reacquisition price and the net carrying amount of the 2022 Notes, net of the proportionate amount of unamortized debt issuance costs.
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
On August 26, 2021, we commenced a tender offer to purchase for cash up to $60,000 aggregate principal outstanding amount of the 2022 Notes at the purchase price of $102.50, plus accrued and unpaid interest (“2022 Notes August 2021 Tender Offer”). On September 24, 2021, $50,554 aggregate principal amount of the 2022 Notes, representing 45.52% of the previously outstanding 2022 Notes, were validly tendered and accepted. The 2022 Notes August 2021 Tender Offer resulted in our recognizing a loss of $1,584. As of December 31, 2021, the outstanding aggregate principal amount of the 2022 Notes is $60,501.
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

On December 28, 2020, we commenced a tender offer to purchase for cash up to $20,000 aggregate principal amount of the 2025 Notes at the purchase price of $111.00, plus accrued and unpaid interest (“2025 Notes December 2020 Tender Offer”). On January 27, 2021, $20,000 aggregate principal amount of the 2025 Notes, representing 9.94% of the previously outstanding 2025 Notes, were validly tendered and accepted. The 2025 Notes December 2020 Tender Offer resulted in our recognizing a loss of $2,676 during the three months ended March 31, 2021. On February 16, 2021, we repurchased an additional $25,082 aggregate principal amount of the 2025 Notes, representing 13.84% of the previously outstanding 2025 Notes, at a price of $107.50, including commissions. As a result of this transaction, we recorded a loss of $2,466, in the amount of the difference between the reacquisition price and the net carrying amount of the 2025 Notes, net of the proportionate amount of unamortized debt issuance costs. As of December 31, 2021, the outstanding aggregate principal amount of the 2025 Notes is $156,168.

Certain key terms related to the convertible features for the 2022 Notes, and the 2025 Notes (collectively, the “Convertible Notes”) are listed below.

	2022 Notes	2025 Notes
Initial conversion rate(1)	100.2305	110.7420
Initial conversion price	$9.98	$9.03
Conversion rate at December 31, 2021(1)(2)	100.2305	110.7420
Conversion price at December 31, 2021(2)(3)	$9.98	$9.03
Last conversion price calculation date	4/11/2021	3/1/2021
Dividend threshold amount (per share)(4)	$0.083330	$0.060000
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
In connection with the issuance of the Convertible Notes, we recorded a discount of $3,369 and debt issuance costs of $9,035 which are being amortized over the terms of the Convertible Notes. As of December 31, 2021, $1,775 of the original issue discount and $1,331 of the debt issuance costs remain to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended December 31, 2021 and December 31, 2020, we recorded $3,547 and $6,170, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the six months ended December 31, 2021 and December 31, 2020, we recorded $7,782 and $13,035, respectively, of interest costs and amortization of financing costs on the Covertible Notes as interest expense.

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
On April 7, 2021, we commenced a tender offer to purchase for cash up to $30,000 aggregate principal amount of the 2023 Notes at the purchase price of $104.15, plus accrued and unpaid interest (“2023 Notes April 2021 Tender Offer”). On May 4, 2021, $836 aggregate principal amount of the 2023 Notes were tendered, representing 0.29% of the previously outstanding 2023 Notes. The 2023 Notes April 2021 Tender Offer resulted in our recognizing a loss of $43 during the three months ended June 30, 2021. As of December 31, 2021, the outstanding aggregate principal amount of the 2023 Notes is $284,219.
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
On October 8, 2021, we commenced a tender offer to purchase for cash any and all of the $81,389 aggregate principal amount of the 6.375% 2024 Notes at a purchase price of $107.75, plus accrued and unpaid interest (“6.375% 2024 Notes October 2021 Tender Offer”). On October 15, 2021, $149 aggregate principal amount of the 6.375% 2024 Notes, representing 0.18% of the previously outstanding 6.375% 2024 Notes, were validly tendered and accepted. The 6.375% 2024 Notes October 2021 Tender Offer resulted in our recognizing a loss of $12. As of December 31, 2021, the outstanding aggregate principal amount of the 6.375% 2024 Notes is $81,240.
On December 5, 2018, we issued $50,000 aggregate principal amount of unsecured notes that mature on June 15, 2029 (the “2029 Notes”). The 2029 Notes bear interest at a rate of 6.875% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning March 15, 2019. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts and offering costs, were $48,057. On February 9, 2019, we entered into an ATM program with B. Riley FBR, Inc., BB&T Capital Markets, and Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2029 Notes (“2029 Notes ATM” or “2029 Notes Follow-on Program”). The 2029 Notes are listed on the NYSE and trade thereon under the ticker “PBC.” During the year ended June 30, 2019, we issued an additional $19,170 aggregate principal amount under the 2029 Notes ATM, for net proceeds of $18,523, after commissions and offering costs. On December 30, 2021, we redeemed $69,170 of the aggregate principal amount of the 2029 Notes. The transaction resulted in our recognizing a loss of $2,044 during the three months ended December 31, 2021. Following the redemption, none of the 2029 Notes remained outstanding.

On January 22, 2021, we issued $325,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Original 2026 Notes”). The Original 2026 Notes bear interest at a rate of 3.706% per year, payable semi-annually on July 22, and January 22 of each year, beginning on July 22, 2021. Total proceeds from the issuance of the 2026 Notes, net of underwriting discounts and offering costs, were $317,720. On February 19, 2021, we issued an additional $75,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Additional 2026 Notes”, and together with the Original 2026 Notes, the “2026 Notes”). The Additional 2026 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2026 Notes and bear interest at a rate of 3.706% per year, payable semi-annually on July 22 and January 22 of each year, beginning July 22, 2021. Total proceeds from the issuance of the Additional 2026 Notes, net of underwriting discounts and offering costs, were $74,061. As of December 31, 2021, the outstanding aggregate principal amount of the 2026 Notes is $400,000.
On May 27, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on November 15, 2026 (the “3.364% 2026 Notes”). The 3.364% 2026 Notes bear interest at a rate of 3.364% per year, payable semi-annually on November 15, and May 15 of each year, beginning on November 15, 2021. Total proceeds from the issuance of the 3.364% 2026 Notes, net of underwriting discounts and offering costs, were $293,283. As of December 31, 2021, the outstanding aggregate principal amount of the 3.364% 2026 Notes is $300,000.

On September 30, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on October 15, 2028 (the “3.437% 2028 Notes”). The 3.437% 2028 Notes bear interest at a rate of 3.437% per year, payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2022. Total proceeds from the issuance of the 3.437% 2028 Notes, net of underwriting discounts and offering costs, were $291,798. As of December 31, 2021, the outstanding aggregate principal amount of the 3.437% 2028 Notes is $300,000.
The 2023 Notes, the 6.375% 2024 Notes, the 2026 Notes, the 3.364% 2026 Notes, and the 3.437% 2028 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $15,802 and debt issuance costs of $17,770, which are being amortized over the term of the notes. As of December 31, 2021, $12,467 of the original issue discount and $12,375 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended December 31, 2021 and December 31, 2020, we recorded $16,822 and $12,719, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the six months ended December 31, 2021 and December 31, 2020, we recorded $30,754 and $25,562, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
On February 13, 2020, the September 2019 Selling Agent Agreement was terminated, and we entered into a new selling agent agreement with InspereX LLC (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with the previously authorized selling agent agreements, the “InterNotes® Offerings”). Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of December 31, 2021, $340,537 aggregate principal amount of Prospect Capital InterNotes® were outstanding.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the six months ended December 31, 2021, we issued $120,322 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $117,442. These notes were issued with stated interest rates ranging from 2.25% to 4.25% with a weighted average interest rate of 3.32%. These notes mature between July 15, 2026 and December 15, 2051.

The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2021:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$32,244	2.25% – 3.25%	2.63%	July 15, 2026 – December 15, 2026
7	20,018	2.75% – 3.50%	2.99%	July 15, 2028 – December 15, 2028
10	20,045	3.15% – 3.75%	3.30%	July 15, 2031 – December 15, 2031
12	2,422	3.70%	3.70%	July 15, 2033
15	14,098	3.50% – 4.00%	3.80%	July 15, 2036 – December 15, 2036
30	31,495	4.00% – 4.25%	4.01%	July 15, 2051 – December 15, 2051
	$120,322
During the six months ended December 31, 2020, we issued $81,467 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $80,203. These notes were issued with stated interest rates ranging from 4.25% to 6.00% with a weighted average interest rate of 5.12%. These notes mature between July 15, 2025 and December 15, 2030 .

The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2020:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$49,426	4.25% – 5.50%	4.99%	July 15, 2025 – December 15, 2025
7	13,064	4.50% – 5.75%	5.18%	July 15, 2027 – December 15, 2027
10	18,977	4.75% – 6.00%	5.40%	July 15, 2030 – December 15, 2030
	$81,467
During the six months ended December 31, 2021, we repaid $957 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. In order to replace short maturity debt with longer-term debt, we redeemed $287,539 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 5.34%. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the six months ended December 31, 2021 was $5,462.

The following table summarizes the Prospect Capital InterNotes® outstanding as of December 31, 2021:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$662	1.50%	1.50%	January 15, 2024
5	62,537	2.25% – 3.25%	2.81%	January 15, 2026 – December 15, 2026
6	15,107	3.00%	3.00%	June 15, 2027 – July 15, 2027
7	28,341	2.75% – 4.00%	3.15%	January 15, 2028 – December 15, 2028
8	3,511	3.40% – 3.50%	3.45%	June 15, 2029 – July 15, 2029
10	74,926	3.15% – 4.50%	3.84%	August 15, 2029 – December 15, 2031
12	15,066	3.70% – 4.00%	3.95%	June 15, 2033 – July 15, 2033
15	14,978	3.50% – 6.00%	3.93%	August 15, 2028 – December 15, 2036
18	6,509	4.50% – 6.25%	5.50%	January 15, 2031 – August 15, 2031
20	2,482	5.75% – 6.00%	5.84%	November 15, 2032 – September 15, 2033
25	21,611	6.25% – 6.50%	6.41%	August 15, 2038 – May 15, 2039
30	94,807	4.00% – 6.75%	5.52%	November 15, 2042 – December 15, 2051
	$340,537

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

The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2021:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$662	1.50%	1.50%	January 15, 2024
5	46,968	3.00% – 4.25%	3.28%	August 15, 2024 – May 15, 2026
6	15,107	3.00%	3.00%	June 15, 2027 – July 15, 2027
7	59,729	3.25% – 5.75%	4.31%	July 15, 2024 – May 15, 2028
8	3,511	3.40% – 3.50%	3.45%	June 15, 2029 – July 15, 2029
10	201,285	3.50% – 6.25%	5.09%	January 15, 2024 – July 15, 2031
12	14,432	4.00% – 6.00%	4.25%	November 15, 2025 – July 15, 2033
15	16,801	5.75% – 6.00%	5.79%	May 15, 2028 – November 15, 2028
18	18,487	4.50% – 6.25%	5.59%	December 15, 2030 – August 15, 2031
20	3,777	5.75% – 6.00%	5.89%	November 15, 2032 – October 15, 2033
25	30,344	6.25% – 6.50%	6.39%	August 15, 2038 – May 15, 2039
30	97,608	5.50% – 6.75%	6.25%	November 15, 2042 – October 15, 2043
	$508,711
In connection with the issuance of Prospect Capital InterNotes®, we incurred $25,785 of fees which are being amortized over the term of the notes, of which $7,667 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of December 31, 2021.
During the three months ended December 31, 2021 and December 31, 2020, we recorded $4,177 and $10,208, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the six months ended December 31, 2021 and December 31, 2020, we recorded $9,479 and $19,916, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Net Asset Value Applicable to Common Stockholders
During the six months ended December 31, 2021, our net asset value applicable to common shares increased by $331,651 or $0.79 per common share. The increase was primarily attributable to an increase in net realized and net change in unrealized gains of $298,818, or $0.77 per basic weighted average common share. During the six months ended December 31, 2021, net investment income of $166,926, or $0.43 per basic weighted average common share, also exceeded distributions to common and preferred stockholders of $149,892 (including distributions classified as return of capital distributions to common stockholders), or $0.39 per basic weighted average common share, resulting in a net increase of $0.04 per basic weighted average common share. The increase was primarily offset by $0.02 of dilution per common share related to common stock issuances through our common stock and dividend reinvestment program for the six months ended December 31, 2021. The following table shows the calculation of net asset value per common share as of December 31, 2021 and June 30, 2021.

	December 31, 2021	June 30, 2021
Net assets	$4,140,128	$3,945,517
Less: Preferred Stock	—	(137,040)
Net assets available to common stockholders	$4,140,128	$3,808,477
Shares of common stock issued and outstanding	390,584,255	388,419,573
Net asset value per common share	$10.60	$9.81

Results of Operations
Operating results for the three and six months ended December 31, 2021 and December 31, 2020 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Investment income	$175,376	$172,292	$344,850	$315,172
Operating expenses	89,819	90,731	177,924	176,066
Net investment income	85,557	81,561	166,926	139,106
Net realized (losses) gains from investments	(9,227)	3,727	(9,828)	6,570
Net change in unrealized gains from investments	181,134	225,773	317,854	333,617
Net realized losses on extinguishment of debt	(3,851)	(5,094)	(9,208)	(5,580)
Net increase in net assets resulting from operations	253,613	305,967	465,744	473,713
Preferred stock dividend	7,202	46	9,609	46
Net Increase in Net Assets Resulting from Operations applicable to Common Stockholders	$246,411	$305,921	$456,135	$473,667
While we seek to maximize gains and minimize losses, our investments in portfolio companies can expose our capital to risks greater than those we may anticipate. These companies typically do not issue securities rated investment grade, and have limited resources, limited operating history, and concentrated product lines or customers. These are generally private companies with limited operating information available and are likely to depend on a small core of management talents. Changes in any of these factors can have a significant impact on the value of the portfolio company. These changes, along with those discussed in Investment Valuation above, can cause significant fluctuations in our net change in unrealized gains (losses) from investments, and therefore our net increase (decrease) in net assets resulting from operations applicable to common stockholders, quarter over quarter.

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
The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Interest income	$142,173	$144,787	$288,444	$277,026
Dividend income	5,704	2,280	6,971	2,305
Other income	27,499	25,225	49,435	35,841
Total investment income	$175,376	$172,292	$344,850	$315,172

Average debt principal of performing interest bearing investments(1)	$6,014,947	$5,419,248	$5,896,373	$5,407,558
Weighted average interest rate earned on performing interest bearing investments(1)	9.25%	10.45%	9.57%	10.02%
Average debt principal of all interest bearing investments(2)	$6,298,175	$5,752,850	$6,177,381	$5,789,367
Weighted average interest rate earned on all interest bearing investments(2)	8.83%	9.85%	9.14%	9.36%
(1) Excludes equity investments and non-accrual loans.
(2) Excludes equity investments.

The average interest earned on interest bearing performing assets decreased from 10.45% for the three months ended December 31, 2020 to 9.25% for the three months ended December 31, 2021. The average interest earned on all interest bearing assets decreased from 9.85% for the three months ended December 31, 2020 to 8.83% for the three months ended December 31, 2021. The decrease is primarily due to decreases in interest income due to reduced returns from our structured credit investments.
The average interest earned on interest bearing performing assets decreased from 10.02% for the six months ended December 31, 2020 to 9.57% for the six months ended December 31, 2021. The average interest earned on all interest bearing assets decreased from 9.36% for the six months ended December 31, 2020 to 9.14% for the six months ended December 31, 2021. The decrease is primarily due to decreases in interest income due to reduced returns from our structured credit investments.
Investment income is also generated from dividends and other income which is less predictable than interest income. The following table describes dividend income earned for the three and six months ended December 31, 2021 and December 31, 2020, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Dividend income
NMMB, Inc.	$3,046	$—	$3,046	$—
Valley Electric Company, Inc.	1,700	2,261	1,700	2,261
Nationwide Loan Company LLC	500	—	1,750	—
R-V Industries, Inc.	441	—	441	—
Other, net	17	19	34	44
Total dividend income	$5,704	$2,280	$6,971	$2,305

Other income is comprised of structuring fees, advisory fees, amendment fees, royalty interests, settlement of net profits interests, settlement of residual profits interests, administrative agent fees and other miscellaneous and sundry cash receipts. The following table describes other income earned for the three and six months ended December 31, 2021 and December 31, 2020, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Structuring, advisory and amendment fees
Magnate Worldwide, LLC	$2,850	$—	$2,850	$—
PeopleConnect Intermediate, LLC	2,495	—	2,495	—
Broder	2,239	—	2,239	—
DRI Holding Inc.	2,238	—	2,238	—
BCPE Osprey Buyer, Inc.	1,812	—	1,812	—
BCPE North Star US Holdco 2, Inc.	1,463	—	1,463	—
National Property REIT Corp.	1,222	1,433	1,222	1,433
Victor Technology, LLC	600	—	600	—
Medical Solutions Holdings, Inc.	530	—	530	—
First Tower Finance Company LLC	—	10,000	7,234	10,000
PGX Holdings, Inc.	—	—	3,779	—
Ahead Data Blue, LLC	—	1,725	—	1,725
Orva Buyer, LLC	—	810	—	810
Thermal Product Solutions, Inc.	—	689	—	689
H.I.G. KM2 Investor, LLC	—	500	—	500
Atlantis Health Care Group (Puerto Rico), Inc.	—	445	—	445
Eze Castle Integration, Inc.	—	—	—	1,250
Other, net	1,404	390	2,352	566
Total structuring, advisory and amendment fees	$16,853	$15,992	$28,814	$17,418
Royalty and net revenue interests
National Property REIT Corp.	$10,315	$8,939	$19,940	$17,837
Other, net	172	169	354	337
Total royalty and net revenue interests	$10,487	$9,108	$20,294	$18,174
Administrative agent fees
Other, net	$159	$125	$327	$249
Total administrative agent fees	$159	$125	$327	$249
Total other income	$27,499	$25,225	$49,435	$35,841

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
The following table describes the various components of our operating expenses:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Base management fee	$33,843	$27,833	$66,046	$54,683
Income incentive fee	19,589	20,717	39,329	35,103
Interest and credit facility expenses	29,679	33,727	57,717	67,776
Allocation of overhead from Prospect Administration	2,239	3,426	6,765	8,083
Audit, compliance and tax related fees	329	340	946	1,278
Directors’ fees	113	113	229	226
Other general and administrative expenses	4,027	4,575	6,892	8,917
Total operating expenses	$89,819	$90,731	$177,924	$176,066
Total gross and net base management fee was $33,843 and $27,833 for the three months ended December 31, 2021 and December 31, 2020, respectively. The increase in total gross base management fee is directly related to a increase in average total assets.
Total gross base management fee was $66,046 and $54,683 for the six months ended December 31, 2021 and December 31, 2020, respectively. The increase in total gross base management fee is directly related to a increase in average total assets.
For the three months ended December 31, 2021 and December 31, 2020, we incurred $19,589 and $20,717 of income incentive fees, respectively. This decrease was driven by a corresponding decrease in pre-incentive fee net investment income (net of preferred stock dividends) from $102,232 for the three months ended December 31, 2020 to $97,944 for the three months ended December 31, 2021. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement. Income incentive fee for the three months ended December 31, 2020 includes a $264 adjustment for fees earned in prior periods that were neither expensed nor paid to the Investment Adviser.
For the six months ended December 31, 2021 and December 31, 2020, we incurred $39,329 and $35,103 of income incentive fees, respectively. This increase was driven by a corresponding increase in pre-incentive fee net investment income (net of preferred stock dividends) from $174,163 for the six months ended December 31, 2020 to $196,646 for the six months ended December 31, 2021. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended December 31, 2021 and December 31, 2020, we incurred $29,679 and $33,727 respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). During the six months ended December 31, 2021 and December 31, 2020, we incurred $57,717 and $67,776, respectively, of interest expenses related to our Notes. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Interest on borrowings	$25,292	$29,802	$49,537	$59,860
Amortization of deferred financing costs	2,190	1,850	4,105	3,770
Accretion of discount on unsecured debt	746	269	1,319	538
Facility commitment fees	1,451	1,806	2,756	3,608
Total interest and credit facility expenses	$29,679	$33,727	$57,717	$67,776

Average principal debt outstanding	$2,477,511	$2,296,534	$2,378,136	$2,305,335
Annualized weighted average stated interest rate on borrowings(1)	4.08%	5.19%	4.17%	5.19%
Annualized weighted average interest rate on borrowings(2)	4.79%	5.87%	4.85%	5.88%
(1)Includes only the stated interest expense.
(2)Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.

Interest expense decreased from $33,727 for the three months ended December 31, 2020 to $29,679 for the three months ended December 31, 2021. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) decreased from 5.19% for the three months ended December 31, 2020 to 4.08% for the three months ended December 31, 2021, primarily due to redemptions of our Prospect Capital InterNotes®, as well as repurchases of our Convertible Notes, June 2024 Baby Bond and June 2028 Baby Bond. In addition to Prospect Capital InterNotes®, the 2026 Notes, 3.364% 2026 Notes, and the 2028 Bond were issued at lower rates.
Interest expense decreased from $67,776 for the six months ended December 31, 2020 to $57,717 for the six months ended December 31, 2021. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) decreased from 5.19% for the six months ended December 31, 2020 to 4.17% for the six months ended December 31, 2021. This decrease is primarily due to redemptions of our Prospect Capital InterNotes®, as well as repurchases of our Convertible Notes, June 2024 Baby Bond and June 2028 Baby Bond. In addition to Prospect Capital InterNotes®, the 2026 Notes and 3.364% 2026 Notes, and the 2028 Bond were issued at lower rates.
The allocation of net overhead expense from Prospect Administration was $2,239 and $3,426 for the three months ended December 31, 2021 and December 31, 2020, respectively. In addition, during the three months ended December 31, 2020, we were given a credit in the amount of $3,522 for legal expenses incurred on behalf of our portfolio companies that were subsequently remitted to Prospect Administration in the subsequent quarter.
The allocation of net overhead expense from Prospect Administration was $6,765 and $8,083 for the six months ended December 31, 2021 and December 31, 2020, respectively. Prospect Administration received estimated payments of $4,315 and $548 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal services during the six months ended December 31, 2021 and December 31, 2020, respectively. In addition, during the six months ended December 31, 2020, we were given a credit in the amount of $3,522 for legal expenses incurred on behalf of our portfolio companies that were subsequently remitted to Prospect Administration in the subsequent quarter. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount.

Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $4,469 and $5,028 for the three months ended December 31, 2021 and December 31, 2020, respectively. The decrease was primarily attributable to a decrease in legal fees.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $8,067 and $10,421 for the six months ended December 31, 2021 and December 31, 2020, respectively. The decrease was primarily attributable to a decrease in legal fees and a decrease in general and administrative expenses.
Net Realized Gains (Losses)
The following table details net realized gains (losses) from investments for the three months ended December 31, 2021 and December 31, 2020:

	Three Months Ended December 31,
Portfolio Company	2021	2020
Edmentum Ultimate Holdings, LLC	—	3,724
Sudbury Mill CLO, Ltd.	(9,406)	—
Other, net	179	3
Net realized (losses) gains	$(9,227)	$3,727
The following table details net realized gains (losses) from investments for the six months ended December 31, 2021 and December 31, 2020:

	Six Months Ended December 31,
Portfolio Company	2021	2020
Edmentum Ultimate Holdings, LLC	—	3,724
Spartan - Term Loan B	—	2,832
Sudbury Mill CLO, Ltd.	(9,406)	—
Other, net	(422)	14
Net realized (losses) gains	$(9,828)	$6,570
Net Realized Loss from Extinguishment of Debt
During the three months ended December 31, 2021 and December 31, 2020, we recorded a net realized loss from the extinguishment of debt of $3,851 and $5,094, respectively. During the six months ended December 31, 2021 and December 31, 2020, we recorded a net realized loss from the extinguishment of debt of $9,208 and $5,580, respectively. Refer to Capitalization for additional discussion.
Change in Unrealized Gains (Losses)
The following table details net change in unrealized (losses) gains for our portfolio for the six months ended December 31, 2021 and December 31, 2020, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Control investments	$134,066	$168,053	$256,396	$181,588
Affiliate investments	31,589	19,233	37,626	85,706
Non-control/non-affiliate investments	15,479	38,487	23,832	66,323
Net change in unrealized gains (losses)	$181,134	$225,773	$317,854	$333,617
The following table details reflects net change in unrealized gains (losses) on investments for the three months ended December 31, 2021:

Net Change in Unrealized Gains (Losses)
National Property REIT Corp.	$124,718
PGX Holdings, Inc.	26,723
Subordinated Structured Notes	17,661
NMMB, Inc.	15,027
First Tower Finance Company LLC	11,247
Other, net	5,303
InterDent, Inc.	(7,640)
Pacific World Corporation	(11,905)
Net change in unrealized gains	$181,134

The following table reflects net change in unrealized gains (losses) on investments for the three months ended December 31, 2020:

Net Change in Unrealized Gains (Losses)
InterDent, Inc.	$63,347
National Property REIT Corp.	59,090
PGX Holdings, Inc.	30,599
Other, net	22,292
First Tower Finance Company LLC	20,529
Subordinated Structured Notes	15,575
Valley Electric Company, Inc.	13,645
NMMB, Inc.	9,470
USES Corp.	9,428
Echelon Transportation, LLC	(7,808)
Edmentum Ultimate Holdings, LLC	(10,394)
Net change in unrealized gains	$225,773
The following table details net change in unrealized gains (losses) on investments for the six months ended December 31, 2021:

Net Change in Unrealized Gains (Losses)
National Property REIT Corp.	$198,569
NMMB, Inc.	31,903
Subordinated Structured Notes	27,745
PGX Holdings, Inc.	26,825
First Tower Finance Company LLC	26,650
InterDent, Inc.	19,292
Targus Cayman HoldCo Limited	9,305
Credit Central Loan Company, LLC	7,661
Other, net	2,266
USES Corp.	(8,108)
Echelon Transportation, LLC	(9,339)
Pacific World Corporation	(14,915)
Net change in unrealized gains	$317,854
The following table details net change in unrealized gains (losses) on investments for the six months ended December 31, 2020:

Net Change in Unrealized Gains (Losses)
PGX Holdings, Inc.	$88,370
National Property REIT Corp.	70,520
InterDent, Inc.	66,293
First Tower Finance Company LLC	27,075
Subordinated Structured Notes	25,264
Other, net	18,196
Valley Electric Company, Inc.	17,973
USES Corp.	14,565
Pacific World Corporation	8,457
R-V Industries	8,304
Securus Technologies Holdings, Inc.	6,851
CP Energy Services, Inc.	(18,251)
Net change in unrealized gains	$333,617

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

For the six months ended December 31, 2021 and December 31, 2020, our operating activities used $301,585 and provided $92,648 of cash, respectively. The change in our operating activities is primarily driven by an increase in net originations for the six months ended December 31, 2021. There were no investing activities for the six months ended December 31, 2021 and December 31, 2020. Financing activities provided $283,001 and used $87,112 of cash during the six months ended December 31, 2021 and December 31, 2020, respectively, which included dividend payments of $131,356 and $84,175, respectively. The change in our financing activities is primarily driven by an increase in proceeds from issuance of preferred stock used to finance our increase in net originations for the six months ended December 31, 2021.

Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to our stockholders.

Our primary sources of funds have historically been issuances of debt and equity. More recently, we have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the six months ended December 31, 2021, we borrowed $968,618 and we made repayments totaling $852,947 under the Revolving Credit Facility. As of December 31, 2021, our outstanding balance on the Revolving Credit Facility was $472,608. As of December 31, 2021, we had, net of unamortized discount and debt issuance costs, $213,563 outstanding on the Convertible Notes, $1,340,617 outstanding on the Public Notes and $332,870 outstanding on the Prospect Capital InterNotes® (See “Capitalization” above).
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of December 31, 2021 and June 30, 2021, we had $48,672 and $67,385, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of December 31, 2021 and June 30, 2021.
We have guaranteed $2,737 in standby letters of credit issued through a financial intermediary and $2,152 of equipment lease obligations on behalf of InterDent, Inc. (“InterDent”) as of December 31, 2021. Under these arrangements, we would be required to make payments to the financial intermediary or equipment lease provider, respectively, if InterDent was to default on their related payment obligations. As of December 31, 2021, we have not recorded a liability on the statement of assets and liabilities for these guarantees as the likelihood of default on the standby letters of credit or equipment lease is deemed to be remote.
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
For so long as the Series A Preferred Stock is outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, and in accordance with ASC 480, we have presented both our 5.50% Preferred Stock and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of December 31, 2021.
We determined the estimated value as of December 31, 2021 of our Preferred Stock, with a $25.00 stated value per share. We engaged a third-party valuation service to assist in our determination based on the calculation resulting from the total equity on our Consolidated Statements of Assets and Liabilities in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 (the “Form 10-Q”), which was prepared in accordance with U.S. generally accepted accounting principles in the United States of America, adjusted for the fair value of our investments (i.e. from our Consolidated Schedule of Investments) and total liabilities, divided by the number of shares of our Preferred Stock outstanding. Based on this methodology and because the result from the calculation above is greater than the $25.00 per share stated value of our Preferred Stock, the estimated value of our Preferred Stock as of December 31, 2021 is $25.00 per share.

Common Stock
Our common stockholders’ equity accounts as of December 31, 2021 and June 30, 2021 reflect cumulative shares issued, net of shares repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
We did not repurchase any shares of our common stock for the six months ended December 31, 2021 or December 31, 2020.
Recent Developments
On January 20, 2022, we made a new $87,500 First Lien Term Loan investment in Belnick, LLC, an importer and online seller of furniture and furnishings to both commercial and retail customers primarily through long-term e-commerce partnerships.
On January 21, 2022, we increased total commitments of the Revolving Credit Facility to the maximum accordion facility size of $1,500,000.
On February 7, 2022, we made an additional $75,000 Second Lien Term Loan investment in Global Tel*Link Corporation. We expect the additional investment to settle on or about February 11, 2022.

On February 8, 2022, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
March 2022	3/23/2022	4/1/2022	$0.114583
April 2022	4/20/2022	5/2/2022	$0.114583
May 2022	5/18/2022	6/1/2022	$0.114583
On February 8, 2022, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
February 2022 - April 2022	4/20/2022	5/2/2022	$0.334375
On February 8, 2022, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
February 2022	2/24/2022	3/22/2022	$0.0600
March 2022	3/29/2022	4/20/2022	$0.0600
April 2022	4/27/2022	5/19/2022	$0.0600

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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, EURO Interbank Offer Rate, the Federal Funds Rate, Secured Overnight Financing Rate (“SOFR”) or the Prime Rate. The floating interest rate loans may be subject to a LIBOR floor. Our loans typically have durations of one, two, three, six or twelve months after which they reset to current market interest rates. As of December 31, 2021, 87.09% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility that is based on floating LIBOR rates. Interest on borrowings under the revolving credit facility is one-month LIBOR plus 205 basis points with no minimum LIBOR floor and an outstanding balance of $472,608 as of December 31, 2021. The Convertible Notes, Public Notes and Prospect Capital InterNotes® bear interest at fixed rates.
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
The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in Subordinated Structured Notes) to our loan portfolio and outstanding debt as of December 31, 2021, assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Net Investment Income (1)
Up 300 basis points	$73,091	$14,178	$58,913	$47,130
Up 200 basis points	$37,824	$9,452	$28,372	$22,698
Up 100 basis points	$8,945	$4,726	$4,219	$3,375
Down 100 basis points	$(225)	$(493)	$268	$214
(1)Includes the impact of income incentive fees. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of December 31, 2021, one, two, three, and six month LIBOR were 0.10%, 0.15%, 0.21% and 0.34% respectively. As of December 31, 2021 the three month SOFR was 0.05%.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the year ended December 31, 2021, we did not engage in hedging activities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2021, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures. We are continually monitoring and assessing the COVID-19 pandemic to determine any potential impact on the design and operating effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are not aware of any material legal proceedings as of December 31, 2021.
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
Inflation can adversely impact our cost of capital and the value of our portfolio investments.
Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, there have been market indicators of a rise in inflation and the Federal Reserve has indicated an intention to raise certain benchmark interest rates in an effort to combat inflation. As inflation increases, the real value of our common stock and distributions therefore may decline. In addition, during any periods of rising inflation, the interest rates of debt securities we issue would likely increase, which would tend to further reduce returns to common stockholder; likewise, as interest rates increase, the value of our debt investments would decrease, though this effect can be less pronounced for floating rate instruments. This could also lead to decreased asset coverage for our outstanding debt and preferred stock. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and our investments may not keep pace with inflation, which may result in losses to our stockholders. This risk is greater for fixed-income instruments with longer maturities.
Changes relating to the LIBOR calculation process, and the discontinuation of LIBOR, may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio or issued by us.
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. LIBOR can no longer be used to calculate new deals as of December 31, 2021. Since December 31, 2021, all sterling, euro, Swiss franc and Japanese yen LIBOR settings and the 1-week and 2-month U.S. dollar LIBOR settings have ceased to be published or are no longer be representative, and after June 30, 2023, the overnight, 1-month, 3-month, 6-month and 12-month U.S. dollar LIBOR settings will cease to be published or will no longer be representative. Various financial industry groups have begun planning for the transition away from LIBOR, but there are challenges to converting certain securities and transactions to a new reference rate (e.g., the Secured Overnight Financing Rate, which is intended to replace the U.S. dollar LIBOR). Neither the effect of the LIBOR transition process nor its ultimate success can yet be known.
At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”). Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates. The elimination of LIBOR any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.
Neither the effect of the LIBOR transition process nor its ultimate success can yet be known. The transition process might lead to increased volatility and illiquidity in markets for, and reduce the effectiveness of, new hedges placed against, instruments whose terms currently include LIBOR. While some existing LIBOR-based instruments may contemplate a scenario where LIBOR is no longer available by providing for an alternative rate-setting methodology, there may be significant uncertainty regarding the effectiveness of any such alternative methodologies to replicate LIBOR. Not all existing LIBOR-based instruments may have alternative rate-setting provisions and there remains uncertainty regarding the willingness and ability of issuers to add alternative rate-setting provisions in certain existing instruments. Moreover, these alternative rate-setting provisions may not be designed for regular use in an environment where LIBOR ceases to be published, and may be an ineffective fallback following the discontinuation of LIBOR.
Recently, the CLOs we are invested in have included, or have been amended to include, language permitting the CLO investment manager to implement a market replacement rate (like SOFR) upon the occurrence of certain material disruption events. However, we cannot ensure that all CLOs in which we are invested will have such provisions, nor can we ensure the CLO investment managers will undertake the suggested amendments when able. We believe that because CLO managers and other CLO market participants have been preparing for an eventual transition away from LIBOR, we do not anticipate such a transition to have a material impact on the liquidity or value of any of our LIBOR-referenced CLO investments. However, because the future of LIBOR at this time is uncertain and the specific effects of a transition away from LIBOR cannot be determined with certainty as of the date of this filing, a transition away from LIBOR could:
•    adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked CLO investments;
•    require extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming; renegotiations of existing documentation to modify the terms of outstanding investments;
•    result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with one or more alternative reference rates;
•    result in disputes, litigation or other actions with CLO investment managers, regarding the interpretation and enforceability of provisions in our LIBOR-based CLO investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates;
•    require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on one or more alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and
•    cause us to incur additional costs in relation to any of the above factors.
In addition, the effect of a phase out of LIBOR on U.S. senior secured loans, the underlying assets of the CLOs in which we invest, is currently unclear. To the extent that any replacement rate utilized for senior secured loans differs from that utilized for a CLO that holds those loans, the CLO would experience an interest rate mismatch between its assets and liabilities which could have an adverse impact on our net investment income and portfolio returns.
Many underlying corporate borrowers can elect to pay interest based on 1-month LIBOR, 3-month LIBOR and/or other rates in respect of the loans held by CLOs in which we are invested, in each case plus an applicable spread, whereas CLOs generally pay interest to holders of the CLO’s debt tranches based on 3-month LIBOR plus a spread. This mismatch in the rate at which CLOs earn interest and the rate at which they pay interest on their debt tranches negatively impacts the cash flows on a CLO’s equity tranche, which may in turn adversely affect our cash flows and results of operations. Unless spreads are adjusted to account for such increases, these negative impacts may worsen.
The senior secured loans underlying the CLOs in which we invest typically have floating interest rates. A rising interest rate environment may increase loan defaults, resulting in losses for the CLOs in which we invest. In addition, increasing interest rates may lead to higher prepayment rates, as corporate borrowers look to avoid escalating interest payments or refinance floating rate loans. Further, a general rise in interest rates will increase the financing costs of the CLOs. However, since many of the senior secured loans within CLOs have LIBOR floors, if LIBOR is below the average LIBOR floor, there may not be corresponding increases in investment income resulting in smaller distributions to equity investors in these CLOs.
The actual effects of the establishment of alternative reference rates or any other reforms to LIBOR or other reference rates (including whether LIBOR will continue to be an acceptable market benchmark) cannot be predicted at this time, and the transition away from LIBOR and other current reference rates to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations. Factors such as the pace of the transition to replacement or reformed rates, the specific terms and parameters for and market acceptance of any alternative reference rate, prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates could also have a material adverse effect on our business, financial condition and results of operations.
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
The below calculation assumes (i) $7.9 billion in total assets, (ii) an average cost of funds of 4.51% (including preferred dividend payments), (iii) $2.4 billion in debt outstanding, (iv) $1.3 billion in liquidation preference of 5.50% Preferred Stock outstanding, (v) $0.2 billion in 5.35% Preferred Stock outstanding, and (vi) $4.0 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(1)	(24.1)%	(14.3)%	(4.4)%	5.5%	15.4%
The below calculation assumes (i) $7.9 billion in total assets, (ii) an average cost of funds of 4.01%, (iii) $2.4 billion in debt outstanding, (iv) $0.2 billion in 5.35% Preferred Stock outstanding, and (v) $5.3 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(2)	(16.9)%	(9.4)%	(2.0%)	5.5%	12.9%

(1) Assumes no conversion of 5.50% Preferred Stock to common stock.
(2) Assumes the conversion of $1.25 billion in 5.50% Preferred Stock at a conversion rate based on the 5-day VWAP of our common stock on December 31, 2021, which was $8.46, and a Holder Optional Conversion Fee (as defined in the prospectus supplement relating to the applicable offering) of 9.00% and 9.50% on Series A1 Preferred Stock and Series AA Preferred Stock, respectively, of the maximum public offering price disclosed within the applicable prospectus supplements. The actual 5-day VWAP of our common stock on a Holder Conversion Exercise Date may be more or less than $8.46, which may result in more or less shares of common stock issued.
The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.
Pursuant to SEC regulations, this table is calculated as of December 31, 2021. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2021.
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

		Stock Price		Premium (Discount) of High to NAV	Premium (Discount) of Low to NAV
	NAV(1)	High(2)	Low(2)
Year Ended June 30, 2020
First quarter	$8.87	$6.73	$6.30	(24.1)%	(29.0)%
Second quarter	8.66	6.70	6.37	(22.6)%	(26.4)%
Third quarter	7.98	6.61	4.04	(17.2)%	(49.4)%
Fourth quarter	8.18	5.74	3.78	(29.8)%	(53.8)%
Year Ended June 30, 2021
First quarter	$8.40	$5.17	$4.69	(38.5)%	(44.2)%
Second quarter	8.96	5.60	4.95	(37.5)%	(44.8)%
Third quarter	9.38	7.98	5.51	(14.9)%	(41.3)%
Fourth quarter	9.81	9.22	7.62	(6.0)%	(22.3)%
Twelve Months Ending June 30, 2022
First quarter	$10.12	$8.46	$7.69	(16.4)%	(24.0)%
Second quarter	10.60	9.00	7.83	(15.1)%	(26.1)%

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

FEES AND EXPENSES
The following tables are intended to assist you in understanding the costs and expenses that an investor in shares of common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. These tables are based on our assets and common stock outstanding as of December 31, 2021, except that we assume that we have issued $1.25 billion in 5.50% Preferred Stock paying dividends of 5.50% per annum, in addition to our $0.15 billion of 5.35% Preferred Stock paying dividends of 5.35% per annum, and that we have borrowed $1.3 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.9 billion. Except where the context suggests otherwise, any reference to fees or expenses paid by “you” or “us” or that “we” will pay fees or expenses, the Company will pay such fees and expenses out of our net assets and, consequently, you will indirectly bear such fees or expenses as an investor in the Company’s common stock. However, you will not be required to deliver any money or otherwise bear personal liability or responsibility for such fees or expenses.

Stockholder transaction expenses:	A1 Shares	M Shares	AA Shares
Sales Load (as a percentage of offering price)	10.00% (1)	3.00% (2)	10.00% (3)
Offering expenses borne by the Company (as a percentage of offering price)	(4)	(4)	(5)
Preferred Stock Dividend reinvestment plan expenses (6)	None	None	None
Total stockholder transaction expenses (as a percentage of offering price):	11.5%	4.5%	10.5%
Annual expenses (as a percentage of net assets attributable to common stock):
Management fees (7)	4.33%
Incentive fees payable under Investment Advisory Agreement (20% of realized capital gains and 20% of pre-incentive fee net investment income) (8)	1.95%
Total advisory fees	6.28%
Total interest expenses (9)	3.05%
Other expenses (10)	0.73%
Total annual expenses (8)(10)(11)	10.06%
Dividends on Preferred Stock(12)	1.91%
Total annual expenses after dividends on Preferred Stock (13)	11.97%
Example
The following table demonstrates the projected dollar amount of cumulative expenses we would pay out of net assets and that you would indirectly bear over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we have issued $1.25 billion in 5.50% Preferred Stock paying dividends of 5.50% per annum, in addition to our $0.15 billion of 5.35% Preferred Stock paying dividends of 5.35% per annum, we have borrowed $1.3 billion available under our line of credit, in addition to our other indebtedness of $1.9 billion, and that our annual operating expenses would remain at the levels set forth in the table above and that we would pay the costs shown in the table above.

	1 Year	3 Years	5 Years	10 Years
A Shares and AA Shares - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio*	$130	$306	$465	$802
A Shares and AA Shares - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio**	$139	$330	$500	$844
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

(7)    Our base management fee is 2% of our gross assets (which include any amount borrowed, i.e., total assets without deduction for any liabilities, including any borrowed amounts for non-investment purposes, for which purpose we have not and have no intention of borrowing). Although no plans are in place to borrow the full amount under our line of credit, assuming that we borrowed $1.3 billion, the 2% management fee of gross assets equals approximately 4.33% of net assets.

(8)    Based on our net investment income and realized capital gains, less realized and unrealized capital losses, earned on our portfolio for the year ended December 31, 2021, all of which consisted of an income incentive fee. This historical amount has been adjusted to reflect the issuance of 50,000,000 shares of Preferred Stock. The capital gain incentive fee is paid without regard to pre-incentive fee income. For a more detailed discussion of the calculation of the two-part incentive fee, see “Management Services-Investment Advisory Agreement” in the applicable prospectus.

(9)    As of December 31, 2021, we had $1.9 billion outstanding of Unsecured Notes (as defined below) in various maturities, ranging from July 15, 2022 to December 15, 2051, and interest rates, ranging from 1.50% to 6.75%, some of which are convertible into shares of the Company’s common stock at various conversion rates.

(10)    “Other expenses” are based on estimated amounts for the current fiscal year. The amount shown above represents annualized expenses during our year ended December 31, 2021 representing all of our estimated recurring operating expenses (except fees and expenses reported in other items of this table) that are deducted from our operating income and reflected as expenses in our Statement of Operations. The estimate of our overhead expenses, including payments under an administration agreement with Prospect Administration, or the Administration Agreement is based on our projected allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations under the Administration Agreement. See “Business-Management Services-Administration Agreement” in the applicable prospectus.

(11)    If all 50,000,000 shares of Preferred Stock were converted into common stock and assuming all the Series A and Series AA Shares of Preferred Stock pay a Holder Optional Conversion Fee of 9.00% and 9.50%, respectively, of the maximum public offering price disclosed within the applicable prospectus supplement and are converted at a conversion rate based on the 5-day VWAP of our common stock on December 31, 2021, which was $8.46, then management fees would be 3.31%, incentive fees payable under our Investment Advisory Agreement would be 1.49%, total advisory fees would be 4.80%, total interest expenses would be 2.33%, other expenses would be 0.56%, and total annual expenses would be 7.69% of net assets attributable to our common stock. The actual 5-day VWAP of our common stock on a conversion date may be more or less than $8.46, which may result in fees that are higher or lower than those described herein. These figures are based on the same assumptions described in the other notes to this fee table.

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

(13)     The indirect expenses associated with the Company’s investments in collateralized loan obligations are not included in the fee table presentation, but if such expenses were included in the fee table presentation then the Company’s total annual expenses would have been 10.66%, or 12.57% after dividends on Preferred Stock.
Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
3.3	Articles of Amendment(3)
3.4	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (4)
3.5	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (5)
3.6	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(6)
3.7	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (19)
3.8	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (20)
3.9	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(21)
4.1	One Thousand Forty-Seventh Supplemental Indenture dated as of October 7, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(7)
4.2	One Thousand Forty-Eighth Supplemental Indenture dated as of October 7, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(7)

Exhibit No.
4.3	One Thousand Forty-Ninth Supplemental Indenture dated as of October 7, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(7)
4.4	One Thousand Fiftieth Supplemental Indenture dated as of October 7, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(7)
4.5	One Thousand Fifty-First Supplemental Indenture dated as of October 7, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(7)
4.6	One Thousand Fifty-Second Supplemental Indenture dated as of October 15, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(8)
4.7	One Thousand Fifty-Third Supplemental Indenture dated as of October 15, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(8)
4.8	One Thousand Fifty-Fourth Supplemental Indenture dated as of October 15, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(8)
4.9	One Thousand Fifty-Fifth Supplemental Indenture dated as of October 15, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(8)
4.10	One Thousand Fifty-Sixth Supplemental Indenture dated as of October 15, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(8)
4.11	One Thousand Fifty-Seventh Supplemental Indenture dated as of October 21, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(9)
4.12	One Thousand Fifty-Eighth Supplemental Indenture dated as of October 21, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(9)
4.13	One Thousand Fifty-Ninth Supplemental Indenture dated as of October 21, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(9)
4.14	One Thousand Sixtieth Supplemental Indenture dated as of October 21, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(9)
4.15	One Thousand Sixty-First Supplemental Indenture dated as of October 21, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(9)
4.16	One Thousand Sixty-Second Supplemental Indenture dated as of October 28, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(10)
4.17	One Thousand Sixty-Third Supplemental Indenture dated as of October 28, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(10)
4.18	One Thousand Sixty-Fourth Supplemental Indenture dated as of October 28, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(10)
4.19	One Thousand Sixty-Fifth Supplemental Indenture dated as of October 28, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(10)
4.20	One Thousand Sixty-Sixth Supplemental Indenture dated as of October 28, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(10)
4.21	One Thousand Sixty-Seventh Supplemental Indenture dated as of November 4, 2021, to the U.S. Bank Indenture, and Form of 2.400% Prospect Capital InterNote® due 2026(11)
4.22	One Thousand Sixty-Eighth Supplemental Indenture dated as of November 4, 2021, to the U.S. Bank Indenture, and Form of 2.800% Prospect Capital InterNote® due 2028(11)
4.23	One Thousand Sixty-Ninth Supplemental Indenture dated as of November 4, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2031(11)
4.24	One Thousand Seventieth Supplemental Indenture dated as of November 4, 2021, to the U.S. Bank Indenture, and Form of 3.600% Prospect Capital InterNote® due 2036(11)
4.25	One Thousand Seventy-First Supplemental Indenture dated as of November 4, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(11)
4.26	One Thousand Seventy-Second Supplemental Indenture dated as of November 18, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(12)
4.27	One Thousand Seventy-Third Supplemental Indenture dated as of November 18, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(12)
4.28	One Thousand Seventy-Fourth Supplemental Indenture dated as of November 18, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(12)
4.29	One Thousand Seventy-Fifth Supplemental Indenture dated as of November 18, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2036(12)
4.30	One Thousand Seventy-Sixth Supplemental Indenture dated as of November 18, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(12)

Exhibit No.
4.31	One Thousand Seventy-Seventh Supplemental Indenture dated as of November 26, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(13)
4.32	One Thousand Seventy-Eighth Supplemental Indenture dated as of November 26, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(13)
4.33	One Thousand Seventy-Ninth Supplemental Indenture dated as of November 26, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(13)
4.34	One Thousand Eightieth Supplemental Indenture dated as of November 26, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2036(13)
4.35	One Thousand Eighty-First Supplemental Indenture dated as of November 26, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(13)
4.36	One Thousand Eighty-Second Supplemental Indenture dated as of December 2, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2026(14)
4.37	One Thousand Eighty-Third Supplemental Indenture dated as of December 2, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2028(14)
4.38	One Thousand Eighty-Fourth Supplemental Indenture dated as of December 2, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(14)
4.39	One Thousand Eighty-Fifth Supplemental Indenture dated as of December 2, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2036(14)
4.4	One Thousand Eighty-Sixth Supplemental Indenture dated as of December 2, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(14)
4.41	One Thousand Eighty-Seventh Supplemental Indenture dated as of December 9, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(15)
4.42	One Thousand Eighty-Eighth Supplemental Indenture dated as of December 9, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2028(15)
4.43	One Thousand Eighty-Ninth Supplemental Indenture dated as of December 9, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(15)
4.44	One Thousand Ninetieth Supplemental Indenture dated as of December 9, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2036(15)
4.45	One Thousand Ninety-First Supplemental Indenture dated as of December 9, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(15)
4.46	One Thousand Ninety-Second Supplemental Indenture dated as of December 16, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(16)
4.47	One Thousand Ninety-Third Supplemental Indenture dated as of December 16, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2028(16)
4.48	One Thousand Ninety-Fourth Supplemental Indenture dated as of December 16, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(16)
4.49	One Thousand Ninety-Fifth Supplemental Indenture dated as of December 16, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2036(16)
4.5	One Thousand Ninety-Sixth Supplemental Indenture dated as of December 16, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(16)
4.51	One Thousand Ninety-Seventh Supplemental Indenture dated as of December 23, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2026(17)
4.52	One Thousand Ninety-Eighth Supplemental Indenture dated as of December 23, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(17)
4.53	One Thousand Ninety-Ninth Supplemental Indenture dated as of December 23, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2031(17)
4.54	One Thousand One Hundredth Supplemental Indenture dated as of December 23, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2036(17)
4.55	One Thousand One Hundred First Supplemental Indenture dated as of December 23, 2021, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2051(17)
4.56	One Thousand One Hundred Second Supplemental Indenture dated as of December 30, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2026(18)
4.57	One Thousand One Hundred Third Supplemental Indenture dated as of December 30, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(18)
4.58	One Thousand One Hundred Fourth Supplemental Indenture dated as of December 30, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2031(18)

Exhibit No.
4.59	One Thousand One Hundred Fifth Supplemental Indenture dated as of December 30, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2036(18)
4.60	One Thousand One Hundred Sixth Supplemental Indenture dated as of December 30, 2021, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2051(18)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on August 4, 2020.
(4)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on August 4, 2020.
(5)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on November 4, 2020.
(6)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on November 4, 2020.
(7)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 76 to the Registration Statement on Form N-2, filed on October 7, 2021.
(8)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 77 to the Registration Statement on Form N-2, filed on October 15, 2021.
(9)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 78 to the Registration Statement on Form N-2, filed on October 21, 2021.
(10)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 79 to the Registration Statement on Form N-2, filed on October 28, 2021.
(11)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 80 to the Registration Statement on Form N-2, filed on November 4, 2021.
(12)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 81 to the Registration Statement on Form N-2, filed on November 18, 2021.
(13)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 82 to the Registration Statement on Form N-2, filed on November 26, 2021.
(14)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 83 to the Registration Statement on Form N-2, filed on December 2, 2021.
(15)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 84 to the Registration Statement on Form N-2, filed on December 9, 2021.
(16)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 85 to the Registration Statement on Form N-2, filed on December 16, 2021.
(17)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 86 to the Registration Statement on Form N-2, filed on December 23, 2021.
(18)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 87 to the Registration Statement on Form N-2, filed on December 30, 2021.
(19)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 26, 2021.
(20)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 19, 2021.
(21)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 19, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT CAPITAL CORPORATION

February 8, 2022	By:	/s/ JOHN F. BARRY III
Date		John F. Barry III
Chairman of the Board and Chief Executive Officer

February 8, 2022	By:	/s/ KRISTIN L. VAN DASK
Date		Kristin L. Van Dask
Chief Financial Officer