Form 10-Q
period 2022-03-31
PROSPECT CAPITAL CORP
filed 2022-05-09
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of May 6, 2022, there were 392,150,844 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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
•the impact of changes in the London Interbank Offered Rate (“LIBOR”), the cessation of publication of certain LIBOR rates as of March 31, 2022 and in the future and the new use of the Secured Overnight Financing Rate (“SOFR”) on our operating results;
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
•authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission, Internal Revenue Service, the NASDAQ Global Select Market, the New York Stock Exchange LLC, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business; and
•any of the other risks, uncertainties and other factors we identify herein or in our Annual Report on Form 10-K for the year ended June 30, 2021.

PART I
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	March 31, 2022	June 30, 2021

	(Unaudited)	(Audited)
Assets
Investments at fair value:
Control investments (amortized cost of $2,588,661 and $2,482,431, respectively)	$3,378,505	$2,919,717
Affiliate investments (amortized cost of $237,845 and $202,943, respectively)	417,652	356,734
Non-control/non-affiliate investments (amortized cost of $4,061,431 and $3,372,750, respectively)	3,633,774	2,925,327
Total investments at fair value (amortized cost of $6,887,937 and $6,058,124, respectively)	7,429,931	6,201,778
Cash	36,402	63,610
Receivables for:
Interest, net	12,969	12,575
Other	525	365
Deferred financing costs on Revolving Credit Facility (Note 4)	11,504	11,141
Due from broker	4,055	12,551
Prepaid expenses	299	1,072
Total Assets	7,495,685	6,303,092
Liabilities
Revolving Credit Facility (Notes 4 and 8)	699,440	356,937
Public Notes (less unamortized discount and debt issuance costs of $23,601 and $20,061, respectively) (Notes 6 and 8)	1,341,858	1,114,717
Prospect Capital InterNotes® (less unamortized debt issuance costs of $7,196 and $10,496, respectively) (Notes 7 and 8)	333,578	498,215
Convertible Notes (less unamortized debt issuance costs of $2,794 and $4,123, respectively) (Notes 5 and 8)	213,875	263,100
Due to Prospect Capital Management (Note 13)	56,399	48,612
Dividends payable	23,529	23,313
Interest payable	19,501	27,359
Due to broker	—	14,854
Accrued expenses	3,417	5,151
Due to Prospect Administration (Note 13)	2,855	4,835
Other liabilities	338	482
Total Liabilities	2,694,790	2,357,575
Commitments and Contingencies (Note 3)
Preferred Stock, par value $0.001 per share (167,900,000 shares authorized, with 40,000,000 shares of preferred stock authorized for each of the Series A1, Series M1, and Series M2 and 20,000,000 shares of preferred stock authorized for each of the Series AA1 and Series MM1 and 1,000,000 shares of preferred stock authorized for the Series A2 and 6,900,000 shares of preferred stock authorized for the Series A; 16,394,214 Series A1 shares issued and outstanding; 1,380,203 Series M1 shares issued and outstanding; 0 Series M2 shares issued and outstanding; 0 Series AA1 shares issued and outstanding; 0 Series MM1 shares issued and outstanding; 187,000 Series A2 shares issued and outstanding; and 6,000,000 Series A shares issued and outstanding as of March 31, 2022) at carrying value plus cumulative accrued and unpaid dividends (Note 9)	564,884	—
Net Assets as of June 30, 2021	$—	$3,945,517
Net Assets Applicable to Common Shares as of March 31, 2022	$4,236,011	$—
Components of Net Assets Applicable to Common Shares and Net Assets, respectively
Preferred Stock, par value $0.001 per share (141,000,000 shares authorized, with 40,000,000 shares of preferred stock authorized for each of the Series A1, Series M1, and Series M2 and 20,000,000 shares of preferred stock authorized for the Series AA1 and 1,000,000 shares of preferred stock authorized for the Series A2; 5,163,926 Series A1 shares issued and outstanding; 130,666 Series M1 shares issued and outstanding; 0 Series M2 shares issued and outstanding; 0 Series AA1 shares issued and outstanding; and 187,000 Series A2 shares issued and outstanding as of June 30, 2021) (Note 9)	$—	137,040
Common stock, par value $0.001 per share (1,832,100,000 common shares authorized; 391,718,136 and 388,419,573 issued and outstanding, respectively) (Note 9)	392	388
Paid-in capital in excess of par (Note 9 and 12)	4,039,944	4,018,659
Total distributable earnings (loss) (Note 12)	195,675	(210,570)
Net Assets as of June 30, 2021	$—	$3,945,517
Net Assets Applicable to Common Shares as of March 31, 2022	$4,236,011	$—
Net Asset Value Per Common Share (Note 16)	$10.81	$9.81
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Investment Income
Interest income:
Control investments	$53,095	$52,056	$166,036	$151,416
Affiliate investments	6,745	6,145	23,497	24,333
Non-control/non-affiliate investments	65,037	52,846	182,698	156,125
Structured credit securities	17,612	28,536	58,702	84,735
Total interest income	142,489	139,583	430,933	416,609
Dividend income:
Control investments	5,197	1,384	12,134	3,645
Affiliate investments	95	—	95	—
Non-control/non-affiliate investments	14	18	48	62
Total dividend income	5,306	1,402	12,277	3,707
Other income:
Control investments	26,571	15,877	55,306	45,493
Affiliate investments	19	38	3,961	102
Non-control/non-affiliate investments	7,046	2,556	23,804	8,717
Total other income (Note 10)	33,636	18,471	83,071	54,312
Total Investment Income	181,431	159,456	526,281	474,628
Operating Expenses
Base management fee (Note 13)	36,426	29,183	102,472	83,866
Income incentive fee (Note 13)	19,967	18,251	59,296	53,354
Interest and credit facility expenses	29,235	32,773	86,952	100,549
Allocation of overhead from Prospect Administration (Note 13)	4,126	2,685	10,891	10,768
Audit, compliance and tax related fees	994	989	1,940	2,267
Directors’ fees	131	113	360	339
Other general and administrative expenses	3,547	2,060	10,439	10,977
Total Operating Expenses	94,426	86,054	272,350	262,120
Net Investment Income	87,005	73,402	253,931	212,508
Net Realized and Net Change in Unrealized Gains (Losses) from Investments
Net realized gains (losses)
Control investments	5,298	121	5,304	2,953
Affiliate investments	—	745	—	4,469
Non-control/non-affiliate investments	(7,552)	15	(17,386)	29
Net realized (losses) gains	(2,254)	881	(12,082)	7,451
Net change in unrealized gains
Control investments	96,162	142,379	352,558	323,967
Affiliate investments	(11,610)	21,876	26,016	107,582
Non-control/non-affiliate investments	(4,066)	20,705	19,766	87,028
Net change in unrealized gains	80,486	184,960	398,340	518,577
Net Realized and Net Change in Unrealized Gains from Investments	78,232	185,841	386,258	526,028
Net realized (losses) on extinguishment of debt	(941)	(12,835)	(10,149)	(18,415)
Net Increase in Net Assets Resulting from Operations	164,296	246,408	630,040	720,121
Preferred stock dividends	7,139	400	16,748	446
Net Increase in Net Assets Resulting from Operations applicable to Common Stockholders	$157,157	$246,008	$613,292	$719,675
Basic and diluted earnings per common share (Note 11)
Basic	$0.40	$0.64	$1.57	$1.89
Diluted	$0.38	$0.63	$1.50	$1.88
Weighted-average shares of common stock outstanding (Note 11)
Basic	391,091,485	385,996,921	389,981,608	380,985,329
Diluted	432,808,120	389,420,855	419,914,712	382,259,257

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)
(Unaudited)

	Common Stock
For the Three Months Ended March 31, 2022	Shares	Par	Paid-in-capital in excess of par(1)	Distributable Earnings (Loss)(1)	Total Net Asset Applicable to Common Shares
Balance as of December 31, 2021(1)	390,584,255	$391	$4,030,760	$108,977	$4,140,128
Net Increase in Net Assets resulting from Operations:
Net investment income				87,005	87,005
Net realized losses				(3,195)	(3,195)
Net change in unrealized gains				80,486	80,486
Distributions to Shareholders
Distributions from earnings				(77,578)	(77,578)
Capital Transactions
Shares issued through reinvestment of dividends	1,120,220	1	9,049		9,050
Conversion of preferred stock to common stock	13,661	—	115		115
Tax reclassifications of net assets (Note 12)			20	(20)	—
Total increase for the three months ended March 31, 2022	1,133,881	1	9,184	86,698	95,883
Balance as of March 31, 2022	391,718,136	$392	$4,039,944	$195,675	$4,236,011

	Preferred Stock	Common Stock
For the Three Months Ended March 31, 2021	Liquidation Value	Shares	Par	Paid-in capital in excess of par(1)	Distributable earnings (loss)(1)	Total Net Assets
Balance as of December 31, 2020	$13,786	384,097,645	$384	$4,023,978	$(581,628)	$3,456,520
Net Increase in Net Assets resulting from Operations:
Net investment income					73,402	73,402
Net realized losses					(11,954)	(11,954)
Net change in unrealized gains					184,960	184,960
Distributions to Shareholders(1)
Distributions from earnings					(58,979)	(58,979)
Return of capital to common stockholders(Note 12)				(11,024)		(11,024)
Capital Transactions
Issuance of preferred stock	53,185			(5,579)		47,606
Shares issued through reinvestment of dividends	9	3,292,927	3	21,297		21,309
Conversion of preferred stock to common stock	(80)	9,982	—	80		—
Total increase for the three months ended March 31, 2021	53,114	3,302,909	3	4,774	187,429	245,320
Balance as of March 31, 2021(1)	$66,900	387,400,554	$387	$4,028,752	$(394,199)	$3,701,840
(1) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal year. See Note 2 and Note 12 within the accompanying notes to consolidated financial statements for further discussion.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (CONTINUED)
(in thousands, except share data)
(Unaudited)

	Preferred Stock	Common Stock
Nine Months Ended March 31, 2022	Liquidation Value	Shares	Par	Paid-in capital in excess of par(1)	Distributable earnings (loss)(1)	Total Net Assets
Balance as of June 30, 2021(1)	$137,040	388,419,573	$388	$4,018,659	$(210,570)	$3,945,517
Net Increase in Net Assets Resulting from Operations:
Net investment income					253,931	253,931
Net realized losses					(22,231)	(22,231)
Net change in unrealized gains					398,340	398,340
Distributions to Shareholders(1)
Distributions from earnings					(223,775)	(223,775)
Return of capital to common stockholders (Note 12)				(3,695)		(3,695)
Capital Transactions
Issuance of preferred stock	7,866			(13,239)		(5,373)
Reclassification of preferred stock issuance costs to temporary equity(3)				11,970		11,970
Shares issued through reinvestment of dividends	8	3,268,814	4	25,970		25,982
Conversion of preferred stock to common stock		29,749		259		259
Reclassification of preferred stock to temporary equity(2)	(144,914)					(144,914)
Tax reclassifications of net assets (Note 12)				20	(20)	—
Total (decrease) increase for the nine months ended March 31, 2022	(137,040)	3,298,563	4	21,285	406,245	290,494
Balance as of March 31, 2022	$—	391,718,136	$392	$4,039,944	$195,675	$4,236,011

	Preferred Stock	Common Stock
Nine Months Ended March 31, 2021	Liquidation Value	Shares	Par	Paid-in capital in excess of par(1)	Distributable earnings (loss)(1)	Total Net Assets
Balance as of June 30, 2020	$—	373,538,499	$374	$3,986,417	$(930,930)	$3,055,861
Net Increase in Net Assets Resulting from Operations:
Net investment income					212,508	212,508
Net realized losses					(10,964)	(10,964)
Net change in unrealized gains					518,577	518,577
Distributions to Shareholders(1)
Distributions from earnings					(183,447)	(183,447)
Return of capital to common stockholders(Note 12)				(23,287)		(23,287)
Capital Transactions
Issuance of Preferred Stock	66,971			(7,610)		59,361
Shares issued through reinvestment of dividends	9	13,852,073	13	73,209		73,231
Conversion of preferred stock to common stock	(80)	9,982		80		—
Tax reclassifications of net assets (Note 12)				(57)	57	—
Total increase for the nine months ended March 31, 2021	66,900	13,862,055	13	42,335	536,731	645,979
Balance as of March 31, 2021(1)	$66,900	387,400,554	$387	$4,028,752	$(394,199)	$3,701,840

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
(3) Preferred stock issuance costs include offering costs and underwriting costs related to the issuance of preferred stock. During the nine months ended March 31, 2022, we have reclassified all preferred stock issuance costs related to preferred stock issued as temporary equity following our reclassification of preferred stock during the three months ended September 30, 2021. Refer to Note 9 within the accompanying notes to the consolidated financial statements for further discussion.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Nine Months Ended March 31,
	2022	2021
Operating Activities
Net increase in net assets resulting from operations	$630,040	$720,121
Net realized losses on extinguishment of debt	10,149	18,415
Net realized losses (gains) on investments	12,082	(7,451)
Net change in unrealized (gains) on investments	(398,340)	(518,577)
Amortization of discounts (accretion of premiums), net	62,435	(17,163)
Accretion of original issue discount	2,063	903
Amortization of deferred financing costs	6,242	5,527
Payment-in-kind interest	(61,030)	(58,750)
Structuring fees	(16,437)	(20,620)
Change in operating assets and liabilities:
Payments for purchases of investments	(1,767,402)	(701,768)
Proceeds from sale of investments and collection of investment principal	940,539	673,329
(Decrease) increase in due to broker	(14,854)	48,668
Increase in due to Prospect Capital Management	7,787	4,960
Increase in interest receivable, net	(394)	(1,892)
Decrease in interest payable	(7,858)	(12,335)
Decrease in accrued expenses	(1,734)	(217)
Decrease in due from broker	8,496	1,524
Decrease in other liabilities	(144)	(1,252)
Increase in other receivables	(160)	(179)
Increase in due from Prospect Administration	—	(38)
Decrease in prepaid expenses	773	1,053
Decrease in due to Prospect Administration	(1,980)	(3,255)
Net Cash (Used in) Provided by Operating Activities	(589,727)	131,003
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	1,627,051	668,000
Principal payments under Revolving Credit Facility (Note 4)	(1,284,548)	(561,999)
Issuances of Public Notes, net of original issue discount (Note 6)	294,798	395,781
Redemptions of Public Notes (Note 6)	(69,319)	(290,419)
Redemptions of Convertible Notes, net (Note 5)	(51,872)	(199,626)
Issuances of Prospect Capital InterNotes® (Note 7)	155,909	109,562
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(323,846)	(116,511)
Financing costs paid and deferred	(11,206)	(6,053)
Proceeds from issuance of preferred stock, net of underwriting costs	429,433	61,823
Offering costs from issuance of preferred stock	(4,184)	(2,462)
Dividends paid and distributions to stockholders	(199,697)	(132,671)
Net Cash Provided by (Used in) Financing Activities	562,519	(74,575)
Net (Decrease) Increase in Cash	(27,208)	56,428
Cash at beginning of period	63,610	44,561
Cash at End of Period	$36,402	$100,989
Supplemental Disclosures
Cash paid for interest	$86,505	$106,454
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$26,083	$73,222
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2022 (Unaudited)
(in thousands, except share data)

							March 31, 2022 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(40)

CP Energy Services Inc. (20)	Energy Equipment & Services	First Lien Term Loan	10/1/2017	12.01% (3ML+ 11.00%)	1.00	1/31/2024	$45,322	$45,322	$45,322	1.1%	(10)(39)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	9.00% (1ML+ 8.00%)	1.00	12/31/2022	26,258	26,258	26,258	0.6%	(10)(39)
		Series A Preferred Units to Spartan Energy Holdings, Inc. (10,000 shares)	9/25/2020		—	N/A	—	26,193	26,193	0.6%	(16)
		Series B Convertible Preferred Stock (790 shares)	10/30/2015		—	N/A	—	63,225	20,688	0.5%	(16)
		Common Stock (102,924 shares)	8/2/2013		—	N/A	—	86,240	—	—%	(16)
								247,238	118,461	2.8%
Credit Central Loan Company, LLC (21)	Consumer Finance	First Lien Term Loan	12/28/2012	10.00% plus 10.00% PIK	—	6/30/2025	74,702	72,602	74,702	1.9%	(14)(39)
		Class A Units (14,867,312 units)	12/28/2012		—	N/A	—	19,331	11,454	0.3%	(14)(16)
		Net Revenues Interest (25% of Net Revenues)	1/28/2015		—	N/A	—	—	—	—%	(14)(16)
								91,933	86,156	2.2%
Echelon Transportation, LLC	Aerospace & Defense	First Lien Term Loan	3/31/2014	6.00% (1ML+ 4.00%)	2.00	3/31/2024	53,209	53,209	53,209	1.3%	(10)(39)
		Preferred Units (32,842,586 shares)	1/31/2022		—	N/A	—	32,843	14,750	0.3%	(16)
		Membership Interest (100%)	3/31/2014		—	N/A	—	22,738	—	—%	(16)
								108,790	67,959	1.6%
First Tower Finance Company LLC (23)	Consumer Finance	First Lien Term Loan to First Tower, LLC	6/24/2014	10.00% plus 12.00% PIK	—	2/18/2025	348,484	348,484	348,484	8.3%	(14)(39)
		Class A Units (95,709,910 units)	6/14/2012		—	N/A	—	31,146	296,672	7.0%	(14)(16)
								379,630	645,156	15.3%
Freedom Marine Solutions, LLC (24)	Energy Equipment & Services	Membership Interest (100%)	11/9/2006		—	N/A	—	44,492	11,938	0.3%	(16)
								44,492	11,938	0.3%
InterDent, Inc.	Health Care Providers & Services	First Lien Term Loan A/B	8/1/2018	16.65% (1ML+ 14.65%)	2.00	9/5/2025	14,249	14,249	14,249	0.3%	(10)
		First Lien Term Loan A	8/3/2012	6.50% (1ML+ 5.50%)	1.00	9/5/2025	96,773	96,773	96,773	2.3%	(3)(10)
		First Lien Term Loan B	8/3/2012	12.00% PIK	—	9/5/2025	157,644	157,644	157,644	3.8%	(39)
		Common Stock (99,900 shares)	5/3/2019		—	N/A	—	45,118	141,091	3.3%	(16)
								313,784	409,757	9.7%
Kickapoo Ranch Pet Resort	Diversified Consumer Services	Membership Interest (100%)	8/26/2019		—	N/A	—	2,378	3,833	0.1%	(16)
								2,378	3,833	0.1%
MITY, Inc. (25)	Commercial Services & Supplies	First Lien Term Loan A	9/19/2013	10.00% (3ML+ 7.00%)	3.00	4/30/2025	31,944	31,944	31,944	0.8%	(10)(39)
		First Lien Term Loan B	6/23/2014	10.00% (3ML+ 7.00%) plus 10.00% PIK	3.00	4/30/2025	18,404	18,404	18,404	0.4%	(10)(39)
		Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%	—	1/1/2028	5,719	7,200	5,719	0.1%	(14)
		Common Stock (42,053 shares)	9/19/2013		—	N/A	—	27,349	4,428	0.1%	(16)
								84,897	60,495	1.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2022 (Unaudited)
(in thousands, except share data)

							March 31, 2022 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(40)

National Property REIT Corp. (26)	Equity Real Estate Investment Trusts (REITs) / Online Lending / Structured Finance	First Lien Term Loan A	12/31/2018	4.44% (3ML+ 1.44%) plus 3.53% PIK	3.00	12/31/2023	$378,861	$378,861	$378,861	8.9%	(10)(39)
		First Lien Term Loan B	12/31/2018	5.00% (3ML+ 2.00%) plus 5.50% PIK	3.00	12/31/2023	29,080	29,080	29,080	0.7%	(10)(39)
		First Lien Term Loan C	10/31/2019	11.01% (3ML+ 10.00%) plus 2.25% PIK	1.00	12/31/2023	140,800	140,800	140,800	3.3%	(10)(39)
		First Lien Term Loan D	6/19/2020	3.50% (3ML+ 0.50%) plus 2.50% PIK	3.00	12/31/2023	183,425	183,425	183,425	4.3%	(10)(39)
		Residual Profit Interest	12/31/2018		—	N/A	—	—	63,193	1.5%	(35)
		Common Stock (3,318,230 shares)	12/31/2013		—	N/A	—	11,830	733,217	17.4%	(16)(45)
								743,996	1,528,576	36.1%
Nationwide Loan Company LLC (27)	Consumer Finance	First Lien Term Loan	6/18/2014	10.00% plus 10.00% PIK	—	6/18/2022	20,260	20,260	20,260	0.5%	(14)(39)
		Class A Units (38,550,460 units)	1/31/2013		—	N/A	—	20,846	30,054	0.7%	(14)
								41,106	50,314	1.2%
NMMB, Inc. (28)	Media	First Lien Term Loan	12/30/2019	10.50% (3ML+ 8.50%)	2.00	3/31/2027	29,760	29,760	29,760	0.7%	(3)(10)
		Common Stock (21,418 shares)	12/30/2019		—	N/A	—	—	50,508	1.1%
								29,760	80,268	1.8%
Pacific World Corporation (36)	Personal Products	First Lien Revolving Line of Credit - $26,000 Commitment	9/26/2014	8.25% (1ML+ 7.25%)	1.00	9/26/2025	26,174	26,174	26,174	0.6%	(10)(15)(39)
		First Lien Term Loan A	12/31/2014	6.25% PIK (1ML+ 5.25%)	1.00	9/26/2025	43,639	43,639	30,613	0.7%	(10)(39)
		Convertible Preferred Equity (318,038 shares)	6/15/2018		—	N/A	—	189,295	—	—%	(16)
		Common Stock (6,778,414 shares)	9/29/2017		—	N/A	—	—	—	—%	(16)
								259,108	56,787	1.3%
R-V Industries, Inc.	Machinery	First Lien Term Loan	12/15/2020	10.01% (3ML+ 9.00%)	1.00	12/15/2028	33,622	33,622	33,622	0.8%	(3)(10)
		Common Stock (745,107 shares)	6/26/2007		—	N/A	—	6,866	25,133	0.6%
								40,488	58,755	1.4%
Universal Turbine Parts, LLC (34)	Trading Companies & Distributors	First Lien Delayed Draw Term Loan - $6,965 Commitment	2/28/2019	10.25% (1ML+ 7.75%)	2.50	4/5/2024	3,149	3,149	3,149	0.1%	(10)(15)
		First Lien Term Loan A	7/22/2016	6.76% (3ML+ 5.75%)	1.00	4/5/2024	29,575	29,575	22,618	0.5%	(10)
		Preferred Units (47,244,213 units)	3/31/2021		—	N/A	—	32,500	—	—%	(16)
		Common Stock (10,000 units)	12/10/2018		—	N/A	—	—	—	—%	(16)
								65,224	25,767	0.6%
USES Corp. (30)	Commercial Services & Supplies	First Lien Term Loan A	3/31/2014	9.00% PIK	—	7/29/2024	59,010	30,651	23,916	0.6%	(9)
		First Lien Term Loan B	3/31/2014	15.50% PIK	—	7/29/2024	87,118	35,568	—	—%	(9)
		First Lien Term Loan	12/30/2020	10.00% (1ML+ 9.00%)	1.00	7/29/2024	2,000	2,000	2,000	—%	(10)
		Common Stock (268,962 shares)	6/15/2016		—	N/A	—	—	—	—%	(16)
								68,219	25,916	0.6%
Valley Electric Company, Inc. (31)	Construction & Engineering	First Lien Term Loan to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	8.00% (3ML+ 5.00%) plus 2.50% PIK	3.00	12/31/2024	10,452	10,452	10,452	0.2%	(3)(10)(39)
		First Lien Term Loan	6/24/2014	8.00% plus 10.00% PIK	—	6/23/2024	33,301	33,301	33,301	0.8%	(39)
		First Lien Term Loan B	3/28/2022	8.00% plus 4.50% PIK	—	6/23/2024	13,000	13,000	13,000	0.3%
		Consolidated Revenue Interest (2.00%)	6/22/2018		—	N/A	—	—	1,984	—%	(12)
		Common Stock (50,000 shares)	12/31/2012		—	N/A	—	10,865	89,630	2.1%
								67,618	148,367	3.4%
Total Control Investments (Level 3)								$2,588,661	$3,378,505	79.8%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2022 (Unaudited)
(in thousands, except share data)

							March 31, 2022 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Affiliate Investments (5.00% to 24.99% voting control)(41)

Nixon, Inc. (32)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)	5/12/2017		—	N/A	$—	$—	$—	—%	(16)
								—	—	—%
PGX Holdings, Inc. (6)	Diversified Consumer Services	First Lien Term Loan	7/21/2021	9.25% (1ML+ 7.75%)	1.50	7/21/2026	67,126	67,126	67,126	1.6%	(3)(8)(10)
		Second Lien Term Loan	7/21/2021	13.25% (1ML+ 11.75%)	1.50	7/27/2027	153,931	153,931	153,931	3.6%	(3)(10)
		Common Stock (40,780,359 shares)	5/27/2020		—	N/A	—	—	141,123	3.3%	(16)
								221,057	362,180	8.5%
RGIS Services, LLC	Commercial Services & Supplies	First Lien Term Loan	6/25/2020	8.50% (1ML+ 7.50%)	1.00	6/25/2025	3,680	3,680	3,680	0.1%	(8)(10)
		Membership Interest (5.11%)	6/25/2020		—	N/A	—	10,303	15,256	0.4%
								13,983	18,936	0.5%
Targus Cayman HoldCo Limited (33)	Textiles, Apparel & Luxury Goods	Common Stock (7,383,395 shares)	2/12/2016		—	N/A	—	2,805	36,536	0.9%	(16)
								2,805	36,536	0.9%
Total Affiliate Investments (Level 3)								$237,845	$417,652	9.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2022 (Unaudited)
(in thousands, except share data)

							March 31, 2022 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan	9/21/2018	8.21% (1ML+ 7.75%)	—	10/1/2026	$32,133	$31,956	$29,168	0.7%	(3)(8)(10)
								31,956	29,168	0.7%
ABG Intermediate Holdings 2 LLC	Textiles, Apparel & Luxury Goods	Second Lien Term Loan	12/20/2021	6.80% (3M SOFR+ 6.00%)	0.80	12/20/2029	9,000	8,935	8,955	0.2%	(3)(8)(10)
								8,935	8,955	0.2%
AmeriLife Holdings, LLC	Insurance	Second Lien Term Loan	3/18/2020	9.50% (1ML+ 8.50%)	1.00	3/18/2028	22,280	21,952	22,280	0.5%	(3)(8)(10)
								21,952	22,280	0.5%
Apidos CLO XI	Structured Finance	Subordinated Structured Note	12/6/2012	Residual Interest, current yield 9.31%	—	4/17/2034	67,782	37,180	29,680	0.7%	(5)(14)
								37,180	29,680	0.7%
Apidos CLO XII	Structured Finance	Subordinated Structured Note	3/15/2013	Residual Interest, current yield 4.16%	—	4/15/2031	52,203	34,646	29,278	0.7%	(5)(14)
								34,646	29,278	0.7%
Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	Residual Interest, current yield 5.58%	—	4/21/2031	48,515	35,857	28,659	0.7%	(5)(14)
								35,857	28,659	0.7%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	Residual Interest, current yield 8.26%	—	4/21/2031	35,855	29,084	25,474	0.6%	(5)(14)
								29,084	25,474	0.6%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	First Lien Revolving Line of Credit - $3,000 Commitment	2/21/2013	10.75% (3ML+ 8.75%)	2.00	4/29/2022	—	—	—	—%	(10)(15)
		First Lien Term Loan	2/21/2013	10.75% (3ML+ 8.75%)	2.00	4/29/2022	65,552	65,552	65,552	1.5%	(3)(10)
								65,552	65,552	1.5%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	Residual Interest, current yield 0.00%	—	7/20/2029	83,097	38,122	28,903	0.7%	(5)(14)(17)
								38,122	28,903	0.7%
BCPE North Star US Holdco 2, Inc.	Food Products	Second Lien Delayed Draw Term Loan - $5,185 Commitment	6/7/2021	8.26% (3ML+ 7.25%)	0.75	6/10/2023	—	—	—	—%	(8)(10)(15)
		Second Lien Term Loan	6/7/2021	8.26% (3ML+ 7.25%)	0.75	6/11/2029	94,815	94,084	94,815	2.2%	(3)(8)(10)
								94,084	94,815	2.2%
BCPE Osprey Buyer, Inc.	Health Care Technology	First Lien Revolving Line of Credit - $4,239 Commitment	10/18/2021	6.50% (3ML+ 5.75%)	0.75	8/21/2026	—	—	—	—%	(8)(10)(15)
		Second Lien Delayed Draw Term Loan - $22,609 Commitment	10/18/2021	6.50% (3ML+ 5.75%)	0.75	8/23/2028	—	—	—	—%	(8)(10)(15)
		First Lien Term Loan	10/18/2021	6.50% (3ML+ 5.75%)	0.75	8/23/2028	64,838	64,838	64,838	1.5%	(8)(10)
								64,838	64,838	1.5%
Belnick, LLC	Household Durables	First Lien Term Loan	1/20/2022	9.50% (1ML+ 8.50%)	1,000	1/20/2027	86,953	86,953	86,953	2.1%	(3)(10)
								86,953	86,953	2.1%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	First Lien Term Loan	12/4/2017	7.39% (6ML+ 6.00%)	1.00	12/4/2025	177,568	177,568	177,568	4.2%	(3)(10)
								177,568	177,568	4.2%
California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note	4/19/2012	Residual Interest, current yield 9.99%	—	7/16/2032	58,914	42,597	30,057	0.7%	(5)(14)
								42,597	30,057	0.7%
Candle-Lite Company, LLC	Household Products	First Lien Term Loan A	1/23/2018	6.75% (3ML+ 5.50%)	1.25	4/30/2023	10,050	10,050	10,050	0.2%	(3)(10)
		First Lien Term Loan B	1/23/2018	10.75% (3ML+ 9.50%)	1.25	4/30/2023	10,949	10,949	10,949	0.3%	(3)(10)
								20,999	20,999	0.5%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Delayed Draw Term Loan - $1,500 Commitment	11/12/2020	9.75% (1ML+ 8.75%)	1.00	11/13/2028	—	—	—	—%	(8)(10)(15)
		Second Lien Term Loan	11/12/2020	9.75% (1ML+ 8.75%)	1.00	11/13/2028	8,500	8,236	8,500	0.2%	(3)(8)(10)
								8,236	8,500	0.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2022 (Unaudited)
(in thousands, except share data)

							March 31, 2022 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 12.01%	—	4/30/2031	$24,870	$15,058	$13,292	0.3%	(5)(14)
								15,058	13,292	0.3%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note	4/7/2017	Residual Interest, current yield 10.27%	—	7/15/2030	25,534	18,717	16,221	0.4%	(5)(14)
								18,717	16,221	0.4%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	8/9/2016	Residual Interest, current yield 9.97%	—	7/20/2034	32,199	29,881	27,294	0.6%	(5)(14)
								29,881	27,294	0.6%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield 2.34%	—	7/29/2030	49,552	35,843	29,459	0.7%	(5)(14)
								35,843	29,459	0.7%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note	8/2/2013	Residual Interest, current yield 9.58%	—	4/24/2031	44,100	27,283	20,672	0.5%	(5)(14)
								27,283	20,672	0.5%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note	10/22/2013	Residual Interest, current yield 13.00%	—	4/28/2031	45,500	31,329	29,094	0.7%	(5)(14)
								31,329	29,094	0.7%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note	8/5/2014	Residual Interest, current yield 13.51%	—	10/17/2030	50,143	31,694	27,132	0.6%	(5)(14)
								31,694	27,132	0.6%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note	12/9/2016	Residual Interest, current yield 13.24%	—	10/21/2031	34,000	30,545	29,553	0.7%	(5)(14)
								30,545	29,553	0.7%
Collections Acquisition Company, Inc.	Diversified Financial Services	First Lien Term Loan	12/3/2019	10.65% (1ML+ 8.15%)	2.50	6/3/2024	36,971	36,971	36,971	0.9%	(3)(10)
								36,971	36,971	0.9%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note	12/18/2013	Residual Interest, current yield 13.82%	—	10/25/2028	48,977	29,577	28,059	0.7%	(5)(14)
								29,577	28,059	0.7%
CP IRIS Holdco I, Inc. (49)	Building Products	Second Lien Term Loan	10/1/2021	7.50% (1ML+ 7.00%)	0.50	10/1/2029	35,000	35,000	35,000	0.8%	(3)(8)(10)
								35,000	35,000	0.8%
Curo Group Holdings Corp.	Consumer Finance	First Lien Term Loan	7/30/2021	7.50%	—	8/1/2028	47,000	47,030	41,128	1.0%	(8)(14)(47)
								47,030	41,128	1.0%
DRI Holding Inc.	Commercial Services & Supplies	First Lien Term Loan	12/21/2021	5.75% (1ML+ 5.25%)	0.50	12/21/2028	20,000	20,000	20,000	0.5%	(3)(8)(10)
		Second Lien Term Loan	12/21/2021	8.50% (1ML+ 8.00%)	0.50	12/21/2029	135,000	135,000	135,000	3.2%	(10)
								155,000	155,000	3.7%
Dunn Paper, Inc.	Paper & Forest Products	Second Lien Term Loan	8/26/2016	10.26% (3ML+ 9.25%)	1.00	8/26/2023	11,500	11,454	9,457	0.2%	(8)(10)
								11,454	9,457	0.2%
Easy Gardener Products, Inc.	Household Durables	Class A Units of EZG Holdings, LLC (200 units)	6/11/2020		—	N/A	—	313	781	—%	(16)
		Class B Units of EZG Holdings, LLC (12,525 units)	6/11/2020		—	N/A	—	1,688	3,269	0.1%	(16)
								2,001	4,050	0.1%
Engine Group, Inc. (7)	Media	First Lien Term Loan	11/17/2020	5.75% (1ML+ 4.75%)	1.00	11/17/2023	3,556	3,556	3,433	0.1%	(8)(10)
		Class B Common Units (1,039,554 units)	11/17/2020		—	N/A	—	26,991	294	—%	(8)(16)
								30,547	3,727	0.1%
Engineered Machinery Holdings, Inc.	Machinery	Incremental Amendment No. 2 Second Lien Term Loan	5/6/2021	7.51% (3ML+ 6.50%)	0.75	7/18/2025	5,000	4,980	5,000	0.1%	(3)(8)(10)
		Incremental Amendment No. 3 Second Lien Term Loan	8/6/2021	7.01% (3ML+ 6.00%)	0.75	5/21/2029	5,000	5,000	5,000	0.1%	(3)(8)(10)
								9,980	10,000	0.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2022 (Unaudited)
(in thousands, except share data)

							March 31, 2022 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Enseo Acquisition, Inc.	IT Services	First Lien Term Loan	6/2/2021	9.01% (3ML+ 8.00%)	1.00	6/2/2026	$54,588	$54,588	$54,588	1.3%	(3)(10)
								54,588	54,588	1.3%
EXC Holdings III Corp	Technology Hardware, Storage & Peripherals	Second Lien Term Loan	11/17/2017	8.50% (3ML+ 7.50%)	1.00	12/1/2025	12,500	12,443	12,500	0.3%	(3)(8)(10)
								12,443	12,500	0.3%
Eze Castle Integration, Inc. (f/k/a/ H.I.G. ECI Merger Sub, Inc.)	IT Services	First Lien Delayed Draw Term Loan - $1,786 Commitment	7/15/2020	10.00% (1ML+ 8.50%)	1.50	7/15/2025	—	—	—	—%	(10)(15)
		First Lien Term Loan	7/15/2020	10.00% (1ML+ 8.50%)	1.50	7/15/2025	46,861	46,861	46,861	1.1%	(3)(10)
								46,861	46,861	1.1%
First Brands Group	Auto Components	First Lien Term Loan	3/24/2021	6.00% (3ML+ 5.00%)	1.00	3/30/2027	16,583	16,474	16,474	0.4%	(3)(8)(10)
		Second Lien Term Loan	3/24/2021	9.50% (3ML+ 8.50%)	1.00	3/30/2028	32,000	31,523	31,523	0.7%	(3)(8)(10)
								47,997	47,997	1.1%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 11.91%	—	10/15/2030	50,525	34,529	27,387	0.6%	(5)(14)
								34,529	27,387	0.6%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 10.43%	—	5/16/2031	24,575	16,183	12,109	0.3%	(5)(14)
								16,183	12,109	0.3%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 8.11%	—	7/15/2031	39,905	27,797	17,669	0.4%	(5)(14)
								27,797	17,669	0.4%
Global Tel*Link Corporation	Diversified Telecommunication Services	First Lien Term Loan	8/7/2019	4.71% (1ML+ 4.25%)	—	11/29/2025	9,723	9,483	9,596	0.2%	(3)(8)(10)
		Second Lien Term Loan	11/20/2018	10.41% (1M SOFR+ 10.00%)	—	11/29/2026	122,670	121,694	122,474	2.9%	(3)(8)(10)
								131,177	132,070	3.1%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Structured Finance	Subordinated Structured Note	8/7/2012	Residual Interest, current yield 0.00%	—	8/15/2023	23,188	3,704	11	—%	(5)(14)(17)
								3,704	11	—%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Structured Finance	Subordinated Structured Note	3/8/2013	Residual Interest, current yield 0.00%	—	4/15/2025	40,400	19,984	28	—%	(5)(14)(17)
								19,984	28	—%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Structured Finance	Subordinated Structured Note	2/7/2014	Residual Interest, current yield 0.00%	—	4/20/2026	24,500	11,822	52	—%	(5)(14)(17)
								11,822	52	—%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield 0.00%	—	4/28/2025	41,164	21,322	73	—%	(5)(14)(17)
								21,322	73	—%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield 0.00%	—	10/18/2027	39,598	29,557	406	—%	(5)(14)(17)
								29,557	406	—%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 0.00%	—	7/18/2031	19,025	13,024	5,593	0.1%	(5)(14)(17)
								13,024	5,593	0.1%
Help/Systems Holdings, Inc.	Software	Second Lien Term Loan	11/14/2019	7.50% (3ML+ 6.75%)	0.75	11/19/2027	52,500	52,281	52,500	1.2%	(3)(8)(10)
								52,281	52,500	1.2%
Interventional Management Services, LLC	Health Care Providers & Services	First Lien Revolving Line of Credit - $5,000 Commitment	2/22/2021	9.51% (3ML+ 8.50%)	1.00	2/22/2025	5,000	5,000	4,986	0.1%	(10)(15)
		First Lien Term Loan	2/22/2021	9.51% (3ML+ 8.50%)	1.00	2/20/2026	69,090	69,090	68,891	1.6%	(3)(10)
								74,090	73,877	1.7%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	6/26/2015	Residual Interest, current yield 3.72%	—	10/20/2031	23,594	18,713	12,921	0.4%	(5)(14)
								18,713	12,921	0.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2022 (Unaudited)
(in thousands, except share data)

							March 31, 2022 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

K&N Parent, Inc.	Auto Components	First Lien Term Loan	2/20/2020	5.76% (3ML+ 4.75%)	1.00	10/20/2023	$1,868	$1,752	$1,684	—%	(8)(10)
		Second Lien Term Loan	10/19/2016	9.76% (3ML+ 8.75%)	1.00	10/21/2024	25,887	25,677	18,001	0.4%	(8)(10)
								27,429	19,685	0.4%
KM2 Solutions LLC	IT Services	First Lien Term Loan	12/17/2020	9.00% (1ML+ 8.00%)	1.00	12/17/2025	24,688	24,688	24,688	0.6%	(3)(10)
								24,688	24,688	0.6%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 5.86%	—	7/21/2031	49,934	26,634	19,639	0.5%	(5)(14)
								26,634	19,639	0.5%
LGC US FINCO, LLC	Machinery	First Lien Term Loan	1/17/2020	7.50% (1ML+ 6.50%)	1.00	12/20/2025	30,799	30,172	30,698	0.7%	(3)(8)(10)
								30,172	30,698	0.7%
Magnate Worldwide, LLC	Air Freight & Logistics	First Lien Delayed Draw Term Loan - $2,357 Commitment	3/11/2022	6.25% (1ML+ 5.50%)	0.75	12/30/2028	—	—	—	—%	(8)(10)(15)
		First Lien Term Loan	3/11/2022	6.25% (1ML+ 5.50%)	0.75	12/30/2028	30,566	30,566	30,566	0.8%	(8)(10)
		Second Lien Term Loan	12/30/2021	9.51% (3ML+ 8.50%)	0.75	12/30/2029	95,000	95,000	95,000	2.2%	(3)(8)(10)
								125,566	125,566	3.0%
Mamba Purchaser, Inc.	Health Care Providers & Services	Second Lien Term Loan	9/29/2021	7.00% (1ML+ 6.50%)	0.50	10/14/2029	5,000	4,977	5,000	0.1%	(3)(8)(10)
								4,977	5,000	0.1%
Medical Solutions Holdings, Inc. (50)	Health Care Providers & Services	Second Lien Term Loan	11/1/2021	8.01% (3ML+ 7.00%)	0.50	11/1/2029	53,000	53,000	53,000	1.3%	(3)(8)(10)
								53,000	53,000	1.3%
Medusind Acquisition, Inc. (19)	Health Care Providers & Services	First Lien Term Loan	9/30/2019	7.56% (3ML+ 6.50%)	1.00	4/8/2024	23,760	23,592	23,760	0.6%	(3)(10)
								23,592	23,760	0.6%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note	4/17/2013	Residual Interest, current yield 2.69%	—	10/15/2030	43,650	26,625	16,314	0.4%	(5)(14)
								26,625	16,314	0.4%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 10.57%	—	7/15/2031	47,830	26,409	24,355	0.6%	(5)(14)
								26,409	24,355	0.6%
Nexus Buyer LLC	Capital Markets	Second Lien Term Loan	11/5/2021	6.75% (1ML+ 6.25%)	0.50	11/5/2029	42,500	42,500	42,500	1.0%	(8)(10)
								42,500	42,500	1.0%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 7.50%	—	7/19/2030	42,064	30,417	24,314	0.7%	(5)(14)
								30,417	24,314	0.7%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note	8/12/2015	Residual Interest, current yield 9.91%	—	4/16/2031	46,016	22,860	17,459	0.4%	(5)(14)
								22,860	17,459	0.4%
OneTouchPoint Corp	Professional Services	First Lien Term Loan	2/19/2021	9.01% (3ML+ 8.00%)	1.00	2/19/2026	39,690	39,690	39,690	0.9%	(3)(10)
								39,690	39,690	0.9%
Orva Buyer, LLC	Internet & Direct Marketing Retail	First Lien Term Loan	12/23/2020	9.50% (1ML+ 7.50%)	2.00	12/23/2025	39,488	39,488	39,488	0.9%	(3)(10)
								39,488	39,488	0.9%
PeopleConnect Holdings, LLC (11)	Interactive Media & Services	First Lien Term Loan	1/22/2020	10.00% (3ML+ 8.25%)	1.75	1/22/2025	242,681	242,681	242,681	5.7%	(3)(10)
								242,681	242,681	5.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2022 (Unaudited)
(in thousands, except share data)

							March 31, 2022 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

PetVet Care Centers, LLC (f/k/a Pearl Intermediate Parent LLC)	Health Care Providers & Services	Second Lien Term Loan	2/1/2018	6.71% (1ML+ 6.25%)	—	2/15/2026	$11,000	$10,988	$10,945	0.3%	(3)(8)(10)
								10,988	10,945	0.3%
PlayPower, Inc.	Leisure Products	First Lien Term Loan	5/7/2019	6.50% (3ML+ 5.50%)	—	5/10/2026	5,857	5,819	5,655	0.1%	(3)(8)(10)
								5,819	5,655	0.1%
Preventics, Inc. (d/b/a Legere Pharmaceuticals) (46)	Health Care Providers & Services	First Lien Term Loan	11/12/2021	11.51% (3ML+ 10.50%)	1.00	11/12/2026	9,266	9,266	9,266	0.2%	(3)(10)
		Series A Convertible Preferred Stock (320 units)	11/12/2021		—	N/A	—	127	98	—%	(16)
		Series C Convertible Preferred Stock (3,575 units)	11/12/2021		—	N/A	—	1,419	1,097	—%	(16)
								10,812	10,461	0.2%
RC Buyer, Inc.	Auto Components	Second Lien Term Loan	7/26/2021	7.51% (3ML+ 6.50%)	0.75	7/30/2029	20,000	19,908	20,000	0.5%	(3)(8)(10)
								19,908	20,000	0.5%
Redstone Holdco 2 LP (22)	IT Services	Second Lien Term Loan	4/16/2021	8.50% (3ML+ 7.75%)	0.75	4/27/2029	50,000	49,212	48,989	1.2%	(3)(8)(10)
								49,212	48,989	1.2%
Research Now Group, Inc. & Survey Sampling International LLC	Professional Services	First Lien Term Loan	12/8/2017	6.50% (6ML+ 5.50%)	1.00	12/20/2024	9,575	9,362	9,479	0.2%	(3)(8)(10)(47)
		Second Lien Term Loan	12/8/2017	10.50% (6ML+ 9.50%)	1.00	12/20/2025	50,000	48,386	50,000	1.2%	(3)(8)(10)
								57,748	59,479	1.4%
Rising Tide Holdings, Inc.	Diversified Consumer Services	Second Lien Term Loan	5/26/2021	9.00% (1ML+ 8.25%)	0.75	6/1/2029	23,000	22,691	23,000	0.5%	(3)(8)(10)
								22,691	23,000	0.5%
The RK Logistics Group, Inc.	Commercial Services & Supplies	First Lien Term Loan	3/24/2022	11.50% (3ML+ 10.50%)	1.00	3/24/2027	15,750	15,750	15,750	0.4%	(10)
		Class A Common Units (263,000 units)	3/24/2022		—	N/A	—	1,500	1,535	—%	(16)
		Class B Common Units (1,237,000 units)	3/24/2022		—	N/A	—	—	—	—%	(16)
								17,250	17,285	0.4%
RME Group Holding Company	Media	First Lien Term Loan A	5/4/2017	8.01% (3ML+ 7.00%)	1.00	5/4/2022	26,333	26,333	26,333	0.6%	(3)(10)
		First Lien Term Loan B	5/4/2017	13.01% (3ML+ 12.00%)	1.00	5/4/2022	21,911	21,911	21,911	0.5%	(3)(10)
								48,244	48,244	1.1%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note	4/11/2014	Residual Interest, current yield 3.96%	—	4/21/2031	27,725	21,090	14,792	0.3%	(5)(14)
								21,090	14,792	0.3%
Rosa Mexicano	Hotels, Restaurants & Leisure	First Lien Revolving Line of Credit - $500 Commitment	3/29/2018	8.75% (3ML+ 7.50%)	1.25	5/29/2023	412	412	405	—%	(10)(15)
		First Lien Term Loan	3/29/2018	8.75% (3ML+ 7.50%)	1.25	5/29/2023	23,102	23,102	22,714	0.5%	(10)
								23,514	23,119	0.5%
Securus Technologies Holdings, Inc.	Communications Equipment	First Lien Term Loan	8/2/2019	5.51% (3ML+ 4.50%)	1.00	11/1/2024	9,721	9,191	9,489	0.2%	(3)(8)(10)
		Second Lien Term Loan	6/20/2017	9.25% (3ML+ 8.25%)	1.00	11/1/2025	50,662	50,572	50,007	1.2%	(3)(8)(10)
								59,763	59,496	1.4%
SEOTownCenter, Inc.	IT Services	First Lien Term Loan	1/31/2022	9.01% (3ML+ 8.00%)	1.00	1/31/2027	51,870	51,870	51,870	1.2%	(3)(10)
								51,870	51,870	1.2%
Shearer’s Foods, LLC	Food Products	Second Lien Term Loan	9/15/2020	8.75% (1ML+ 7.75%)	1.00	9/23/2028	5,000	4,919	5,000	0.1%	(3)(8)(10)
								4,919	5,000	0.1%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2022 (Unaudited)
(in thousands, except share data)

							March 31, 2022 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Shutterfly, LLC	Internet & Direct Marketing Retail	2021 Refinancing First Lien Term Loan B	7/1/2021	5.75% (1ML+ 5.00%)	0.75	9/25/2026	$20,295	$20,207	$19,810	0.5%	(3)(8)(10)
								20,207	19,810	0.5%
Sorenson Communications, LLC	Diversified Telecommunication Services	First Lien Term Loan	3/12/2021	6.51% (3ML+ 5.50%)	0.75	3/17/2026	16,200	16,056	16,200	0.4%	(3)(8)(10)
								16,056	16,200	0.4%
Southern Veterinary Partners	Health Care Providers & Services	Second Lien Term Loan	10/2/2020	8.76% (3ML+ 7.75%)	1.00	10/5/2028	8,000	7,934	8,000	0.2%	(3)(8)(10)
								7,934	8,000	0.2%
Spectrum Holdings III Corp	Health Care Equipment & Supplies	Second Lien Term Loan	1/26/2018	8.01% (3ML+ 7.00%)	1.00	1/31/2026	7,500	7,482	6,900	0.2%	(3)(8)(10)
								7,482	6,900	0.2%
Staples, Inc.	Distributors	First Lien Term Loan	11/18/2019	5.32% (3ML+ 5.00%)	—	4/16/2026	8,796	8,739	8,370	0.2%	(3)(8)(10)(47)
								8,739	8,370	0.2%
Strategic Materials	Household Durables	Second Lien Term Loan	10/27/2017	8.75% (3ML+ 7.75%)	1.00	11/1/2025	7,000	6,969	5,647	0.1%	(8)(10)
								6,969	5,647	0.1%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interest	12/4/2006		—	N/A	—	—	—	—%	(13)
								—	—	—%
Sudbury Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	11/14/2013	Residual Interest, current yield 0.00%	—	1/19/2026	28,200	—	—	—%	(5)(14)(17)
								—	—	—%
Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note	5/6/2014	Residual Interest, current yield 0.00%	—	7/14/2026	49,250	24,723	11,173	0.3%	(5)(14)(17)
								24,723	11,173	0.3%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note	10/17/2014	Residual Interest, current yield 6.49%	—	1/19/2032	63,831	42,902	27,773	0.7%	(5)(14)
								42,902	27,773	0.7%
The Octave Music Group, Inc.	Entertainment	First Lien Term Loan	2/26/2020	6.25% (1ML+ 5.25%) plus 0.75% PIK	1.00	5/29/2025	22,093	21,857	22,093	0.5%	(3)(8)(10)(39)
								21,857	22,093	0.5%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	1/26/2018	5.00% (3ML+ 3.50%) plus 8.125% PIK	1.50	1/26/2023	163,165	163,165	163,165	3.9%	(3)(10)(39)
								163,165	163,165	3.9%
TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	10.01% (3ML+ 9.00%) plus 1.50% PIK	1.00	11/30/2025	28,425	28,425	28,425	0.7%	(3)(10)(39)
								28,425	28,425	0.7%
United Sporting Companies, Inc. (18)	Distributors	Second Lien Term Loan	9/28/2012	13.25% (1ML+ 11.00%) plus 2.00% PIK	2.25	11/16/2019	144,692	103,730	6,284	0.1%	(9)(10)
								103,730	6,284	0.1%
Universal Fiber Systems, LLC	Textiles, Apparel & Luxury Goods	Second Lien Term Loan	10/2/2015	10.50% (1ML+ 9.50%)	1.00	10/2/2022	37,000	36,947	37,000	0.9%	(3)(8)(10)
								36,947	37,000	0.9%
Upstream Newco, Inc.	Health Care Providers & Services	Second Lien Term Loan	11/20/2019	8.96% (1ML+ 8.50%)	—	11/20/2027	22,000	21,855	22,000	0.5%	(3)(8)(10)
								21,855	22,000	0.5%
USG Intermediate, LLC	Leisure Products	First Lien Revolving Line of Credit - $3,000 Commitment	4/15/2015	10.25% (1ML+ 9.25%)	1.00	2/9/2027	1,500	1,500	1,500	—%	(10)(15)
		First Lien Term Loan B	4/15/2015	12.75% (1ML+ 11.75%)	1.00	2/9/2027	37,550	37,550	37,550	0.9%	(3)(10)
		Equity	4/15/2015		—	N/A	—	—	—	—%	(16)
								39,050	39,050	0.9%
VC GB Holdings I Corp	Household Durables	Second Lien Term Loan	6/30/2021	7.76% (3ML+ 6.75%)	0.50	7/23/2029	23,000	22,789	23,000	0.5%	(3)(8)(10)
								22,789	23,000	0.5%
Venio LLC (48)	Professional Services	First Lien Term Loan	2/19/2014	1.00% PIK	—	2/19/2020	14,517	14,517	12,199	0.3%	(10)(39)
								14,517	12,199	0.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2022 (Unaudited)
(in thousands, except share data)

							March 31, 2022 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Victor Technology, LLC	Commercial Services & Supplies	First Lien Term Loan	12/3/2021	8.51% (3ML+ 7.50%)	1.00	12/3/2028	$29,925	$29,925	$29,854	0.7%	(3)(10)
								29,925	29,854	0.7%
Vision Solutions, Inc. (29)	IT Services	Second Lien Term Loan	4/23/2021	8.00% (1ML+ 7.25%)	0.75	4/23/2029	60,000	59,492	59,671	1.4%	(3)(8)(10)
								59,492	59,671	1.4%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 5.56%	—	10/15/2030	40,613	29,815	24,172	0.6%	(5)(14)
								29,815	24,172	0.6%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 1.26%	—	4/18/2031	40,773	27,321	17,605	0.4%	(5)(14)
								27,321	17,605	0.4%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2016	Residual Interest, current yield 7.68%	—	10/20/2031	28,100	24,096	19,556	0.5%	(5)(14)
								24,096	19,556	0.5%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note	6/13/2017	Residual Interest, current yield 11.85%	—	4/20/2034	44,885	49,340	42,605	1.0%	(5)(14)
								49,340	42,605	1.0%
VT Topco, Inc.	Commercial Services & Supplies	Second Lien Term Loan	8/14/2018	7.76% (3ML+ 6.75%)	—	8/17/2026	7,000	6,981	6,980	0.2%	(3)(8)(10)
		2021 Second Lien Term Loan	7/30/2021	7.76% (3ML+ 6.75%)	0.75	8/17/2026	13,250	13,164	13,213	0.3%	(3)(8)(10)
								20,145	20,193	0.5%
Wellpath Holdings, Inc. (f/k/a CCS-CMGC Holdings, Inc.)	Health Care Providers & Services	First Lien Term Loan	5/13/2019	5.96% (1ML+ 5.50%)	—	10/1/2025	14,427	14,254	14,427	0.3%	(3)(8)(10)
		Second Lien Term Loan	9/25/2018	9.46% (1ML+ 9.00%)	—	10/1/2026	37,000	36,599	37,000	0.9%	(3)(8)(10)
								50,853	51,427	1.2%
Total Non-Control/Non-Affiliate Investments (Level 3)								$4,061,431	$3,633,774	85.7%

Total Portfolio Investments (Level 3)								$6,887,937	$7,429,931	175.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2021
(in thousands, except share data)

							June 30, 2021
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(42)

CP Energy Services Inc. (20)	Energy Equipment & Services	First Lien Term Loan	10/1/2017	12.00% (3ML+ 11.00%)	1.00	1/31/2024	$41,422	$41,422	$41,422	1.0%	(10)(39)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	9.00% (1ML+ 8.00%)	1.00	12/31/2022	15,656	15,656	15,656	0.4%	(10)
		Series A Preferred Units to Spartan Energy Holdings, Inc. (10,000 shares)	9/25/2020		—	N/A	—	26,193	11,210	0.3%	(16)
		Series B Convertible Preferred Stock (790 shares)	10/30/2015		—	N/A	—	63,225	3,199	0.1%	(16)
		Common Stock (102,924 shares)	8/2/2013		—	N/A	—	86,239	—	—%	(16)
								232,735	71,487	1.8%
Credit Central Loan Company, LLC (21)	Consumer Finance	Second Lien Term Loan	12/28/2012	10.00% plus 10.00% PIK	—	6/26/2024	68,137	65,599	68,137	1.7%	(14)(39)
		Class A Units (14,867,312 units)	12/28/2012		—	N/A	—	19,331	9,886	0.3%	(14)(16)
		Net Revenues Interest (25% of Net Revenues)	1/28/2015		—	N/A	—	—	—	—%	(14)(16)
								84,930	78,023	2.0%
Echelon Transportation, LLC	Aerospace & Defense	First Lien Term Loan	3/31/2014	11.75% (1ML+ 9.75%) plus 2.25% PIK	2.00	3/31/2022	52,457	52,457	52,457	1.3%	(10)(39)
		First Lien Term Loan	12/9/2016	11.00% (1ML+ 9.00%) plus 1.00% PIK	2.00	12/7/2024	22,949	22,949	22,949	0.6%	(10)(39)
		Membership Interest (100%)	3/31/2014		—	N/A	—	22,738	8,834	0.2%	(16)
								98,144	84,240	2.1%
First Tower Finance Company LLC (23)	Consumer Finance	First Lien Term Loan	6/24/2014	10.00% plus 12.00% PIK	—	6/24/2024	324,708	324,708	324,708	8.2%	(14)(39)
		Class A Units (95,709,910 units)	6/14/2012		—	N/A	—	31,146	267,648	6.8%	(14)(16)
								355,854	592,356	15.0%
Freedom Marine Solutions, LLC (24)	Energy Equipment & Services	Membership Interest (100%)	11/9/2006		—	N/A	—	44,492	11,717	0.3%	(16)
								44,492	11,717	0.3%
InterDent, Inc.	Health Care Providers & Services	First Lien Term Loan A/B	8/1/2018	11.85% (1ML+ 9.85%)	2.00	9/5/2022	14,249	14,249	14,249	0.4%	(10)
		First Lien Term Loan A	8/3/2012	6.50% (1ML+ 5.50%)	1.00	9/5/2022	79,242	79,242	79,242	2.0%	(10)
		First Lien Term Loan B	8/3/2012	12.00% PIK	—	9/5/2022	144,080	144,080	144,080	3.7%	(39)
		Common Stock (99,900 shares)	5/3/2019		—	N/A	—	45,118	174,768	4.4%	(16)
								282,689	412,339	10.5%
Kickapoo Ranch Pet Resort	Diversified Consumer Services	Membership Interest (100%)	8/26/2019		—	N/A	—	2,378	3,833	0.1%	(16)
								2,378	3,833	0.1%
MITY, Inc. (25)	Commercial Services & Supplies	First Lien Term Loan A	9/19/2013	10.00% (3ML+ 7.00%)	3.00	4/30/2025	29,867	29,867	29,867	0.8%	(10)(39)
		First Lien Term Loan B	6/23/2014	10.00% (3ML+ 7.00%) plus 10.00% PIK	3.00	4/30/2025	16,098	16,098	16,098	0.4%	(10)(39)
		Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%	—	1/1/2028	5,949	7,200	3,715	0.1%	(14)
		Common Stock (42,053 shares)	9/19/2013		—	N/A	—	27,349	—	—%	(16)
								80,514	49,680	1.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2021
(in thousands, except share data)

							June 30, 2021
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(42)

National Property REIT Corp. (26)	Equity Real Estate Investment Trusts (REITs) / Online Lending / Structured Finance	First Lien Term Loan A	12/31/2018	4.44% (3ML+ 1.44%) plus 3.53% PIK	3.00	12/31/2023	$473,276	$473,276	$473,276	12.0%	(10)(39)
		First Lien Term Loan B	12/31/2018	5.00% (3ML+ 2.00%) plus 5.50% PIK	3.00	12/31/2023	6,600	6,600	6,600	0.2%	(10)(39)
		First Lien Term Loan C	10/31/2019	11.00% (3ML+ 10.00%) plus 2.25% PIK	1.00	12/31/2023	90,200	90,200	90,200	2.3%	(10)(39)
		First Lien Term Loan D	6/19/2020	3.50% (3ML+ 0.50%) plus 2.50% PIK	3.00	12/31/2023	183,425	183,425	183,425	4.6%	(10)(39)
		Residual Profit Interest	12/31/2018		—	N/A	—	—	34,507	0.9%	(35)
		Common Stock (3,254,594 shares)	12/31/2013		—	N/A	—	210	401,747	10.2%	(45)
								753,711	1,189,755	30.2%
Nationwide Loan Company LLC (27)	Consumer Finance	First Lien Term Loan	6/18/2014	10.00% plus 10.00% PIK	—	6/18/2022	20,260	20,260	20,260	0.5%	(14)(39)
		Class A Units (38,550,460 units)	1/31/2013		—	N/A	—	20,846	27,733	0.7%	(14)(16)
								41,106	47,993	1.2%
NMMB, Inc. (28)	Media	First Lien Delayed Draw Term Loan - $10,000 Commitment	3/25/2020	10.50% (3ML+ 8.50%)	2.00	12/30/2024	—	—	—	—%	(10)(15)
		First Lien Term Loan	12/30/2019	10.50% (3ML+ 8.50%)	2.00	12/30/2024	4,874	4,874	4,874	0.1%	(3)(10)
		Common Stock (21,418 shares)	12/30/2019		—	N/A	—	12,869	42,014	1.1%
								17,743	46,888	1.2%
Pacific World Corporation (36)	Personal Products	First Lien Revolving Line of Credit - $26,000 Commitment	9/26/2014	8.25% (1ML+ 7.25%)	1.00	9/26/2025	20,825	20,825	20,825	0.5%	(10)(15)
		First Lien Term Loan A	12/31/2014	6.25% PIK (1ML+ 5.25%)	1.00	9/26/2025	41,625	41,625	41,625	1.1%	(10)(39)
		Convertible Preferred Equity (287,021 shares)	6/15/2018		—	N/A	—	186,795	8,647	0.2%	(16)
		Common Stock (6,778,414 shares)	9/29/2017		—	N/A	—	—	—	—%	(16)
								249,245	71,097	1.8%
R-V Industries, Inc.	Machinery	First Lien Term Loan	12/15/2020	10.00% (3ML+ 9.00%)	1.00	12/15/2028	28,622	28,622	28,622	0.7%	(3)(10)
		Common Stock (745,107 shares)	6/26/2007		—	N/A	—	6,866	21,071	0.5%	(16)
								35,488	49,693	1.2%
Universal Turbine Parts, LLC (34)	Trading Companies & Distributors	First Lien Delayed Draw Term Loan - $5,000 Commitment	2/28/2019	10.25% (1ML+ 7.75%)	2.50	4/5/2024	3,173	3,173	3,173	0.1%	(10)(15)
		First Lien Term Loan A	7/22/2016	6.75% (3ML+ 5.75%)	1.00	4/5/2024	29,575	29,575	23,933	0.6%	(10)
		Preferred Units (47,244,213 units)	3/31/2021		—	N/A	—	32,500	—	—%	(16)
		Common Stock (10,000 units)	12/10/2018		—	N/A	—	—	—	—%	(16)
								65,248	27,106	0.7%
USES Corp. (30)	Commercial Services & Supplies	First Lien Term Loan A	3/31/2014	9.00% PIK	—	7/29/2024	55,117	30,651	31,815	0.8%	(9)
		First Lien Term Loan B	3/31/2014	15.50% PIK	—	7/29/2024	77,483	35,568	—	—%	(9)
		First Lien Term Loan	12/30/2020	10.00% (1ML+ 9.00%)	1.00	7/29/2024	2,000	2,000	2,000	0.1%	(10)
		Common Stock (268,962 shares)	6/15/2016		—	N/A	—	—	—	—%	(16)
								68,219	33,815	0.9%
Valley Electric Company, Inc. (31)	Construction & Engineering	First Lien Debt to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	8.00% (3ML+ 5.00%) plus 2.50% PIK	3.00	12/31/2024	10,430	10,430	10,430	0.3%	(3)(10)(39)
		First Lien Term Loan	6/24/2014	8.00% plus 10.00% PIK	—	6/23/2024	33,301	33,301	33,301	0.8%	(39)
		Consolidated Revenue Interest (2.0%)	6/22/2018		—	N/A	—	—	1,857	—%	(12)
		Common Stock (50,000 shares)	12/31/2012		—	N/A	—	26,204	104,107	2.6%
								69,935	149,695	3.7%
Total Control Investments (Level 3)								$2,482,431	$2,919,717	74.0%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2021
(in thousands, except share data)

							June 30, 2021
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Affiliate Investments (5.00% to 24.99% voting control)(43)

Nixon, Inc. (32)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)	5/12/2017		—	N/A	$—	$—	$—	—%	(16)
								—	—	—%
PGX Holdings, Inc. (6)	Diversified Consumer Services	First Lien Term Loan	11/13/2020	6.25% (12ML+ 5.25%) plus 4.25% PIK	1.00	9/29/2023	47,746	45,720	47,746	1.2%	(3)(10)(39)
		1.5 Lien Term Loan	5/27/2020	14.50% PIK (12ML+ 13.50%)	1.00	6/28/2024	18,164	18,164	18,164	0.5%	(10)(39)
		Second Lien Term Loan	9/29/2014	15.75% PIK (1ML+ 14.75%)	1.00	9/29/2024	122,272	122,272	122,272	3.1%	(10)(39)
		Common Stock (40,780,359 shares)	5/27/2020		—	N/A	—	—	124,907	3.2%	(16)
								186,156	313,089	8.0%
RGIS Services, LLC	Commercial Services & Supplies	First Lien Term Loan	6/25/2020	8.50% (1ML+ 7.50%)	1.00	6/25/2025	3,680	3,680	3,680	0.1%	(8)(10)
		Membership Interest (5.11%)	6/25/2020		—	N/A	—	10,302	13,760	0.3%	(16)
								13,982	17,440	0.4%
Targus Cayman HoldCo Limited (33)	Textiles, Apparel & Luxury Goods	Common Stock (7,383,395 shares)	2/12/2016		—	N/A	—	2,805	26,205	0.6%	(16)
								2,805	26,205	0.6%
Total Affiliate Investments (Level 3)								$202,943	$356,734	9.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2021
(in thousands, except share data)

							June 30, 2021
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan	9/21/2018	7.84% (1ML+ 7.75%)	—	10/1/2026	$27,133	$26,980	$27,133	0.7%	(3)(8)(10)
								26,980	27,133	0.7%
ACE Cash Express, Inc.	Consumer Finance	First Lien Term Loan	12/8/2017	12.00%	—	12/15/2022	39,998	37,429	38,041	1.0%	(8)(46)
								37,429	38,041	1.0%
AmeriLife Holdings, LLC	Insurance	Second Lien Term Loan	3/18/2020	9.50% (6ML+ 8.50%)	1.00	3/18/2028	22,280	21,911	22,280	0.6%	(3)(8)(10)
								21,911	22,280	0.6%
Apidos CLO XI	Structured Finance	Subordinated Structured Note	12/6/2012	Residual Interest, current yield 12.33%	—	4/17/2034	67,783	37,651	29,680	0.8%	(5)(14)
								37,651	29,680	0.8%
Apidos CLO XII	Structured Finance	Subordinated Structured Note	3/15/2013	Residual Interest, current yield 11.99%	—	4/15/2031	52,203	37,818	30,505	0.8%	(5)(14)
								37,818	30,505	0.8%
Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	Residual Interest, current yield 12.46%	—	4/21/2031	48,515	39,005	29,579	0.7%	(5)(14)
								39,005	29,579	0.7%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	Residual Interest, current yield 13.92%	—	4/21/2031	35,855	30,483	26,070	0.7%	(5)(14)
								30,483	26,070	0.7%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	First Lien Revolving Line of Credit - $3,000 Commitment	2/21/2013	10.75% (3ML+ 8.75%)	2.00	4/29/2022	—	—	—	—%	(10)(15)
		First Lien Term Loan	2/21/2013	10.75% (3ML+ 8.75%)	2.00	4/29/2022	66,164	66,164	66,164	1.7%	(3)(10)
								66,164	66,164	1.7%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	Residual Interest, current yield 6.65%	—	7/20/2029	83,098	44,174	32,346	0.8%	(5)(14)
								44,174	32,346	0.8%
BCPE North Star US Holdco 2, Inc.	Food Products	Second Lien Delayed Draw Term Loan - $5,185 Commitment	6/7/2021	8.00% (3ML+ 7.25%)	0.75	6/10/2023	—	—	—	—%	(8)(10)(15)
		Second Lien Term Loan	6/7/2021	8.00% (3ML+ 7.25%)	0.75	6/11/2029	29,815	29,520	29,815	0.8%	(8)(10)
								29,520	29,815	0.8%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	First Lien Term Loan	12/4/2017	9.75% (3ML+ 8.50%)	1.25	12/2/2022	162,639	162,639	162,639	4.1%	(3)(10)
								162,639	162,639	4.1%
Brookside Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	4/25/2013	Residual Interest, current yield 0.00%	—	1/17/2028	36,300	15,168	10,018	0.3%	(5)(14)(17)
								15,168	10,018	0.3%
California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note	4/19/2012	Residual Interest, current yield 13.70%	—	7/16/2032	58,915	42,626	29,610	0.8%	(5)(14)
								42,626	29,610	0.8%
Candle-Lite Company, LLC	Household Products	First Lien Term Loan A	1/23/2018	6.75% (3ML+ 5.50%)	1.25	1/23/2023	10,237	10,237	10,237	0.3%	(3)(10)
		First Lien Term Loan B	1/23/2018	10.75% (3ML+ 9.50%)	1.25	1/23/2023	10,949	10,949	10,949	0.3%	(3)(10)
								21,186	21,186	0.6%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Delayed Draw Term Loan - $1,500 Commitment	11/12/2020	9.75% (1ML+ 8.75%)	1.00	11/13/2028	—	—	—	—%	(8)(10)(15)
		Second Lien Term Loan	11/12/2020	9.75% (1ML+ 8.75%)	1.00	11/13/2028	8,500	8,206	8,500	0.2%	(3)(8)(10)
								8,206	8,500	0.2%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 17.47%	—	4/30/2031	24,870	15,736	13,618	0.3%	(5)(14)
								15,736	13,618	0.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2021
(in thousands, except share data)

							June 30, 2021
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note	4/7/2017	Residual Interest, current yield 17.07%	—	7/15/2030	$25,534	$19,980	$16,864	0.4%	(5)(14)
								19,980	16,864	0.4%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	8/9/2016	Residual Interest, current yield 11.48%	—	7/20/2034	32,200	32,932	27,521	0.7%	(5)(14)
								32,932	27,521	0.7%
CCS-CMGC Holdings, Inc.	Health Care Providers & Services	First Lien Term Loan	5/13/2019	5.60% (1ML+ 5.50%)	—	10/1/2025	9,526	9,422	9,526	0.2%	(3)(8)(10)
		Second Lien Term Loan	9/25/2018	9.10% (1ML+ 9.00%)	—	10/1/2026	37,000	36,532	37,000	0.9%	(3)(8)(10)
								45,954	46,526	1.1%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield 11.63%	—	7/29/2030	49,552	39,865	30,885	0.8%	(5)(14)
								39,865	30,885	0.8%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note	8/2/2013	Residual Interest, current yield 13.87%	—	4/24/2031	44,100	29,312	20,974	0.5%	(5)(14)
								29,312	20,974	0.5%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note	10/22/2013	Residual Interest, current yield 15.99%	—	4/28/2031	45,500	32,985	30,202	0.8%	(5)(14)
								32,985	30,202	0.8%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note	8/5/2014	Residual Interest, current yield 10.75%	—	10/17/2030	44,467	30,604	22,322	0.6%	(5)(14)
								30,604	22,322	0.6%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note	12/9/2016	Residual Interest, current yield 11.69%	—	10/21/2031	34,000	30,275	28,829	0.7%	(5)(14)
								30,275	28,829	0.7%
Cinedigm DC Holdings, LLC	Entertainment	First Lien Term Loan	2/28/2013	11.00% (3ML+ 9.00%) plus 2.50% PIK	2.00	3/31/2022	3,031	2,981	3,031	0.1%	(10)(39)
								2,981	3,031	0.1%
Collections Acquisition Company, Inc.	Diversified Financial Services	First Lien Term Loan	12/3/2019	10.15% (3ML+ 7.65%)	2.50	6/3/2024	30,165	30,165	30,165	0.8%	(3)(10)
								30,165	30,165	0.8%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note	12/18/2013	Residual Interest, current yield 3.38%	—	10/25/2028	40,275	22,044	19,078	0.5%	(5)(14)
								22,044	19,078	0.5%
Curo Group Holdings Corp.	Consumer Finance	Second Lien Term Loan	7/30/2020	0.0825	—	9/1/2025	14,621	12,525	15,188	0.4%	(14)(47)
								12,525	15,188	0.4%
Digital Room, LLC	Commercial Services & Supplies	First Lien Term Loan	5/14/2019	5.20% (6ML+ 5.00%)	—	5/21/2026	9,800	9,718	9,800	0.2%	(3)(8)(10)
		Second Lien Term Loan	5/14/2019	9.20% (6ML+ 9.00%)	—	5/21/2027	70,000	70,000	70,000	1.8%	(3)(8)(10)
								79,718	79,800	2.0%
Dunn Paper, Inc.	Paper & Forest Products	First Lien Term Loan	11/18/2019	6.25% (1ML+ 5.25%)	1.00	8/26/2022	4,468	4,418	4,468	0.1%	(3)(8)(10)
		Second Lien Term Loan	8/26/2016	10.25% (1ML+ 9.25%)	1.00	8/26/2023	11,500	11,429	11,347	0.3%	(3)(8)(10)
								15,847	15,815	0.4%
Easy Gardener Products, Inc.	Household Durables	Third Lien Term Loan	6/11/2020	10.25% (3ML+ 10.00%)	0.25	9/30/2024	3,950	3,950	3,950	0.1%	(10)
		Class A Units of EZG Holdings, LLC (200 units)	6/11/2020		—	N/A	—	313	781	—%	(16)
		Class B Units of EZG Holdings, LLC (12,525 units)	6/11/2020		—	N/A	—	1,688	5,043	0.1%	(16)
								5,951	9,774	0.2%
Edmentum (22)	Diversified Consumer Services	Escrow Receivable	12/11/2020		—	N/A	—	—	—	—%	(16)
								—	—	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2021
(in thousands, except share data)

							June 30, 2021
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Engine Group, Inc. (7)	Media	First Lien Term Loan	11/17/2020	5.75% (1ML+ 4.75%)	1.00	11/17/2023	$12,229	$12,229	$11,255	0.3%	(8)(10)
		Class B Common Units (1,039,554 units)	11/17/2020		—	N/A	—	26,991	707	—%	(8)
								39,220	11,962	0.3%
Engineered Machinery Holdings, Inc.	Machinery	Incremental Amendment No. 2 Second Lien Term Loan	5/6/2021	7.25% (3ML+ 6.50%)	0.75	5/21/2029	5,000	4,976	4,973	0.1%	(3)(8)(10)
								4,976	4,973	0.1%
Enseo Acquisition, Inc.	IT Services	First Lien Revolving Line of Credit - $5,000 Commitment	6/2/2021	9.00% (1ML+ 8.00%)	1.00	10/4/2021	—	—	—	—%	(10)(15)
		First Lien Term Loan	6/2/2021	9.00% (1ML+ 8.00%)	1.00	6/2/2026	55,000	55,000	55,000	1.4%	(3)(10)
								55,000	55,000	1.4%
EXC Holdings III Corp	Technology Hardware, Storage & Peripherals	Second Lien Term Loan	11/17/2017	8.50% (3ML+ 7.50%)	1.00	12/1/2025	12,500	12,431	12,500	0.3%	(3)(8)(10)
								12,431	12,500	0.3%
Eze Castle Integration, Inc. (f/k/a/ H.I.G. ECI Merger Sub, Inc.)	IT Services	First Lien Delayed Draw Term Loan - $1,786 Commitment	7/15/2020	10.00% (1ML+ 8.50%)	1.50	7/15/2025	—	—	—	—%	(10)(15)
		First Lien Term Loan	7/15/2020	10.00% (1ML+ 8.50%)	1.50	7/15/2025	47,222	47,222	47,222	1.2%	(3)(10)
								47,222	47,222	1.2%
First Brands Group	Auto Components	First Lien Term Loan	3/24/2021	6.00% (1ML+ 5.00%)	1.00	3/30/2027	16,750	16,597	16,750	0.4%	(3)(8)(10)
		Second Lien Term Loan	3/24/2021	9.50% (1ML+ 8.50%)	1.00	3/30/2028	32,000	31,401	32,000	0.8%	(3)(8)(10)
								47,998	48,750	1.2%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 12.98%	—	10/15/2030	50,525	35,486	26,987	0.7%	(5)(14)
								35,486	26,987	0.7%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 13.22%	—	5/16/2031	24,575	17,050	12,121	0.3%	(5)(14)
								17,050	12,121	0.3%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 10.69%	—	7/15/2031	39,905	29,231	17,306	0.4%	(5)(14)
								29,231	17,306	0.4%
GEON Performance Solutions, LLC	Chemicals	First Lien Revolving Line of Credit - $3,621 Commitment	12/12/2019	7.88% (2ML+ 6.25%)	1.63	10/25/2024	—	—	—	—%	(10)(15)
		First Lien Term Loan	12/12/2019	7.88% (2ML+ 6.25%)	1.63	10/25/2024	28,863	28,745	28,863	0.7%	(3)(10)
								28,745	28,863	0.7%
Global Tel*Link Corporation	Diversified Telecommunication Services	First Lien Term Loan	8/7/2019	4.35% (1ML+ 4.25%)	—	11/29/2025	9,728	9,439	9,728	0.2%	(3)(8)(10)
		Second Lien Term Loan	11/20/2018	8.35% (1ML+ 8.25%)	—	11/29/2026	40,170	39,515	40,170	1.0%	(3)(8)(10)
								48,954	49,898	1.2%
GlobalTranz Enterprises, Inc.	Air Freight & Logistics	Second Lien Term Loan	5/15/2019	8.35% (1ML+ 8.25%)	—	5/15/2027	12,500	12,500	12,500	0.3%	(3)(8)(10)
								12,500	12,500	0.3%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Structured Finance	Subordinated Structured Note	8/7/2012	Residual Interest, current yield 0.00%	—	8/15/2023	23,188	3,704	22	—%	(5)(14)(17)
								3,704	22	—%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Structured Finance	Subordinated Structured Note	3/8/2013	Residual Interest, current yield 0.00%	—	4/15/2025	40,400	19,984	—	—%	(5)(14)(17)
								19,984	—	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2021
(in thousands, except share data)

							June 30, 2021
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2014-1 Ltd.	Structured Finance	Subordinated Structured Note	2/7/2014	Residual Interest, current yield 0.00%	—	4/20/2026	$24,500	$11,822	$—	—%	(5)(14)(17)
								11,822	—	—%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield 0.00%	—	4/28/2025	41,164	21,322	—	—%	(5)(14)(17)
								21,322	—	—%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield 0.00%	—	10/18/2027	39,598	29,557	4,825	0.1%	(5)(14)(17)
								29,557	4,825	0.1%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 1.09%	—	7/18/2031	19,025	13,024	5,180	0.1%	(5)(14)
								13,024	5,180	0.1%
Help/Systems Holdings, Inc.	Software	Second Lien Term Loan	11/14/2019	7.50% (3ML+ 6.75%)	0.75	11/19/2027	22,500	22,240	22,500	0.6%	(3)(8)(10)
								22,240	22,500	0.6%
Interventional Management Services, LLC	Health Care Providers & Services	First Lien Revolving Line of Credit - $5,000 Commitment	2/22/2021	9.50% (3ML+ 8.50%)	1.00	2/22/2025	2,000	2,000	2,000	0.1%	(10)(15)
		First Lien Term Loan	2/22/2021	9.50% (3ML+ 8.50%)	1.00	2/20/2026	69,795	69,795	69,795	1.8%	(3)(10)
								71,795	71,795	1.9%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	6/26/2015	Residual Interest, current yield 9.31%	—	10/20/2031	23,594	19,858	13,083	0.3%	(5)(14)
								19,858	13,083	0.3%
K&N Parent, Inc.	Auto Components	First Lien Term Loan	2/20/2020	5.75% (3ML+ 4.75%)	1.00	10/20/2023	1,883	1,710	1,883	—%	(3)(8)(10)
		Second Lien Term Loan	10/19/2016	9.75% (3ML+ 8.75%)	1.00	10/21/2024	25,887	25,615	25,887	0.7%	(3)(8)(10)
								27,325	27,770	0.7%
Keystone Acquisition Corp. (4)	Health Care Providers & Services	Second Lien Term Loan	5/10/2017	10.25% (3ML+ 9.25%)	1.00	5/1/2025	50,000	50,000	50,000	1.3%	(3)(8)(10)
								50,000	50,000	1.3%
KM2 Solutions LLC	IT Services	First Lien Term Loan	12/17/2020	9.00% (3ML+ 8.00%)	1.00	12/17/2025	24,875	24,875	24,875	0.6%	(3)(10)
								24,875	24,875	0.6%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 10.26%	—	7/21/2031	49,934	28,910	20,281	0.5%	(5)(14)
								28,910	20,281	0.5%
Legility, LLC	Professional Services	First Lien Term Loan	2/25/2020	7.00% (6ML+ 6.00%)	1.00	12/17/2025	18,963	18,661	18,963	0.5%	(3)(8)(10)
		First Lien Term Loan	2/25/2020	7.00% (1ML+ 6.00%)	1.00	12/17/2025	387	381	387	—%	(3)(8)(10)
								19,042	19,350	0.5%
LGC US FINCO, LLC	Machinery	First Lien Term Loan	1/17/2020	8.50% (1ML+ 7.50%)	1.00	12/20/2025	29,100	28,422	28,049	0.7%	(3)(8)(10)
								28,422	28,049	0.7%
Maverick Healthcare Equity, LLC	Health Care Providers & Services	Preferred Units (1,250,000 units)	10/31/2007		—	N/A	—	—	—	—%	(16)
		Class A Common Units (1,250,000 units)	10/31/2007		—	N/A	—	—	—	—%	(16)
								—	—	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2021
(in thousands, except share data)

							June 30, 2021
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Medusind Acquisition, Inc. (19)	Health Care Providers & Services	First Lien Term Loan	9/30/2019	9.00% (3ML+ 8.00%)	1.00	4/8/2024	$24,136	$23,906	$24,136	0.6%	(3)(10)
								23,906	24,136	0.6%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note	4/17/2013	Residual Interest, current yield 5.79%	—	10/15/2030	43,650	28,800	16,135	0.4%	(5)(14)
								28,800	16,135	0.4%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 14.82%	—	7/15/2031	47,830	28,628	26,301	0.7%	(5)(14)
								28,628	26,301	0.7%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 10.32%	—	7/19/2030	42,064	32,164	25,683	0.7%	(5)(14)
								32,164	25,683	0.7%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note	8/12/2015	Residual Interest, current yield 16.44%	—	4/16/2031	46,016	24,976	18,289	0.5%	(5)(14)
								24,976	18,289	0.5%
OneTouchPoint Corp	Professional Services	First Lien Term Loan	2/19/2021	9.00% (3ML+ 8.00%)	1.00	2/19/2026	40,298	40,298	40,298	1.0%	(3)(10)
								40,298	40,298	1.0%
Orva Buyer, LLC	Specialty Retail	First Lien Term Loan	12/23/2020	9.50% (1ML+ 7.50%)	2.00	12/23/2025	40,095	40,095	40,095	1.0%	(3)(10)
								40,095	40,095	1.0%
Pearl Intermediate Parent LLC	Health Care Providers & Services	Second Lien Term Loan	2/1/2018	6.35% (1ML+ 6.25%)	—	2/15/2026	5,000	4,985	5,000	0.1%	(3)(8)(10)
								4,985	5,000	0.1%
PeopleConnect Holdings, LLC (11)	Interactive Media & Services	First Lien Revolving Line of Credit - $8,918 Commitment	1/22/2020	10.00% (1ML+ 8.25%)	1.75	1/22/2025	—	—	—	—%	(10)(15)
		First Lien Term Loan	1/22/2020	10.00% (3ML+ 8.25%)	1.75	1/22/2025	180,127	180,127	180,127	4.6%	(3)(10)
								180,127	180,127	4.6%
PlayPower, Inc.	Leisure Products	First Lien Term Loan	5/7/2019	5.65% (3ML+ 5.50%)	—	5/10/2026	5,906	5,860	5,906	0.1%	(3)(8)(10)
								5,860	5,906	0.1%
Redstone Holdco 2 LP (49)	IT Services	Second Lien Delayed Draw Term Loan - $18,200 Commitment	4/16/2021	8.50% (3ML+ 7.75%)	0.75	4/27/2029	—	—	—	—%	(8)(10)(15)
		Second Lien Term Loan	4/16/2021	8.50% (3ML+ 7.75%)	0.75	4/27/2029	31,778	31,233	31,490	0.8%	(3)(8)(10)
								31,233	31,490	0.8%
Research Now Group, Inc. & Survey Sampling International LLC	Professional Services	First Lien Term Loan	12/8/2017	6.50% (6ML+ 5.50%)	1.00	12/20/2024	9,650	9,383	9,650	0.2%	(3)(8)(10)
		Second Lien Term Loan	12/8/2017	10.50% (6ML+ 9.50%)	1.00	12/20/2025	50,000	48,057	50,000	1.3%	(3)(8)(10)
								57,440	59,650	1.5%
Rising Tide Holdings, Inc.	Diversified Consumer Services	Second Lien Term Loan	5/26/2021	9.00% (1ML+ 8.25%)	0.75	6/1/2029	23,000	22,659	22,711	0.6%	(8)(10)
								22,659	22,711	0.6%
RME Group Holding Company	Media	First Lien Term Loan A	5/4/2017	8.00% (3ML+ 7.00%)	1.00	5/4/2022	26,896	26,896	26,896	0.7%	(3)(10)
		First Lien Term Loan B	5/4/2017	13.00% (3ML+ 12.00%)	1.00	5/4/2022	22,099	22,099	22,073	0.6%	(3)(10)
								48,995	48,969	1.3%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note	4/11/2014	Residual Interest, current yield 9.08%	—	4/21/2031	27,725	22,883	15,346	0.4%	(5)(14)
								22,883	15,346	0.4%
Rosa Mexicano	Hotels, Restaurants & Leisure	First Lien Revolving Line of Credit - $500 Commitment	3/29/2018	8.75% (3ML+ 7.50%)	1.25	3/29/2023	524	524	505	—%	(10)(15)(39)
		First Lien Term Loan	3/29/2018	8.75% (3ML+ 7.50%)	1.25	3/29/2023	23,978	23,978	23,119	0.6%	(10)(39)
								24,502	23,624	0.6%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2021
(in thousands, except share data)

							June 30, 2021
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Securus Technologies Holdings, Inc.	Communications Equipment	First Lien Term Loan	8/2/2019	5.50% (3ML+ 4.50%)	1.00	11/1/2024	$9,797	$9,151	$9,556	0.2%	(8)(10)
		Second Lien Term Loan	6/20/2017	9.25% (3ML+ 8.25%)	1.00	11/1/2025	50,662	50,558	49,325	1.3%	(3)(8)(10)
								59,709	58,881	1.5%
SEOTownCenter, Inc.	IT Services	First Lien Term Loan A	4/10/2018	9.50% (3ML+ 7.50%)	2.00	4/7/2023	24,104	24,104	24,104	0.6%	(3)(10)
		First Lien Term Loan B	4/10/2018	14.50% (3ML+ 12.50%)	2.00	4/7/2023	19,027	19,027	19,027	0.5%	(3)(10)
								43,131	43,131	1.1%
Shearer’s Foods, LLC	Food Products	Second Lien Term Loan	9/15/2020	8.75% (1ML+ 7.75%)	1.00	9/23/2028	5,000	4,909	5,000	0.1%	(3)(8)(10)
								4,909	5,000	0.1%
Shutterfly, Inc.	Internet & Direct Marketing Retail	First Lien Term Loan	11/14/2019	7.00% (1ML+ 6.00%)	1.00	9/25/2026	16,019	14,582	16,019	0.4%	(3)(8)(10)(47)
								14,582	16,019	0.4%
Sorenson Communications, LLC	Diversified Telecommunication Services	First Lien Term Loan	3/12/2021	6.25% (3ML+ 5.50%)	0.75	3/17/2026	17,550	17,379	17,550	0.4%	(3)(8)(10)
								17,379	17,550	0.4%
Southern Veterinary Partners	Health Care Providers & Services	Second Lien Term Loan	10/2/2020	8.75% (6ML+ 7.75%)	1.00	10/5/2028	8,000	7,927	8,000	0.2%	(3)(8)(10)
								7,927	8,000	0.2%
Spectrum Holdings III Corp	Health Care Equipment & Supplies	Second Lien Term Loan	1/26/2018	8.00% (6ML+ 7.00%)	1.00	1/31/2026	7,500	7,478	6,721	0.2%	(3)(8)(10)
								7,478	6,721	0.2%
Staples, Inc.	Distributors	First Lien Term Loan	11/18/2019	5.18% (3ML+ 5.00%)	—	4/16/2026	8,864	8,797	8,687	0.2%	(3)(8)(10)(47)
								8,797	8,687	0.2%
Strategic Materials	Household Durables	Second Lien Term Loan	10/27/2017	8.75% (3ML+ 7.75%)	1.00	11/1/2025	7,000	6,962	5,629	0.1%	(3)(8)(10)
								6,962	5,629	0.1%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interest	12/4/2006		—	N/A	—	—	—	—%	(13)(16)
								—	—	—%
Sudbury Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	11/14/2013	Residual Interest, current yield 0.00%	—	1/19/2026	28,200	13,875	6,868	0.2%	(5)(14)(17)
								13,875	6,868	0.2%
Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note	5/6/2014	Residual Interest, current yield 0.00%	—	7/14/2026	49,249	26,645	15,846	0.4%	(5)(14)(17)
								26,645	15,846	0.4%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note	10/17/2014	Residual Interest, current yield 11.95%	—	1/19/2032	63,830	45,451	27,674	0.7%	(5)(14)
								45,451	27,674	0.7%
The Octave Music Group, Inc.	Entertainment	First Lien Term Loan	2/26/2020	6.25% (1ML+ 5.25%) plus 0.75% PIK	1.00	5/29/2025	37,897	37,604	37,897	1.0%	(3)(8)(10)(39)
								37,604	37,897	1.0%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	1/26/2018	10.00% (3ML+ 8.50%)	1.50	1/26/2023	160,145	160,145	160,145	4.1%	(3)(10)
								160,145	160,145	4.1%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2021
(in thousands, except share data)

							June 30, 2021
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	10.00% (3ML+ 9.00%) plus 1.50% PIK	1.00	11/30/2025	$28,967	$28,967	$28,967	0.7%	(3)(10)(39)
								28,967	28,967	0.7%
Transplace Holdings, Inc.	Transportation Infrastructure	Second Lien Term Loan	10/2/2017	9.75% (6ML+ 8.75%)	1.00	10/6/2025	30,900	30,384	30,900	0.8%	(3)(8)(10)
								30,384	30,900	0.8%
United Sporting Companies, Inc. (18)	Distributors	Second Lien Term Loan	9/28/2012	13.25% (1ML+ 11.00%) plus 2.00% PIK	2.25	11/16/2019	144,692	103,730	6,936	0.2%	(9)(10)
								103,730	6,936	0.2%
Universal Fiber Systems, LLC	Textiles, Apparel & Luxury Goods	Second Lien Term Loan	10/2/2015	10.50% (1ML+ 9.50%)	1.00	10/2/2022	37,000	36,868	36,515	0.9%	(3)(8)(10)
								36,868	36,515	0.9%
Upstream Newco, Inc.	Health Care Providers & Services	First Lien Term Loan	11/20/2019	4.60% (1ML+ 4.50%)	—	11/20/2026	8,147	8,114	8,147	0.2%	(3)(8)(10)
		Second Lien Term Loan	11/20/2019	8.60% (1ML+ 8.50%)	—	11/20/2027	22,000	21,835	22,000	0.6%	(3)(8)(10)
								29,949	30,147	0.8%
USG Intermediate, LLC	Leisure Products	First Lien Revolving Line of Credit - $3,000 Commitment	4/15/2015	10.25% (1ML+ 9.25%)	1.00	8/24/2024	1,000	1,000	1,000	—%	(10)(15)
		First Lien Term Loan B	4/15/2015	12.75% (1ML+ 11.75%)	1.00	8/24/2024	13,381	13,381	13,381	0.3%	(3)(10)
		Equity	4/15/2015		—	N/A	—	1	—	—%	(16)
								14,382	14,381	0.3%
Venio LLC (48)	Professional Services	First Lien Term Loan	2/19/2014	4.00% plus 10.00% PIK (3ML + 7.50%)	2.50	2/19/2020	15,235	15,235	12,760	0.3%	(10)(39)
								15,235	12,760	0.3%
Vision Solutions, Inc. (29)	IT Services	Second Lien Term Loan	4/23/2021	8.00% (3ML+ 7.25%)	0.75	4/23/2029	60,000	59,438	60,000	1.5%	(3)(8)(10)
								59,438	60,000	1.5%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 9.72%	—	10/15/2030	40,612	30,665	24,830	0.6%	(5)(14)
								30,665	24,830	0.6%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 8.31%	—	4/18/2031	40,772	30,555	18,151	0.5%	(5)(14)
								30,555	18,151	0.5%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2016	Residual Interest, current yield 11.32%	—	10/20/2031	28,100	25,390	20,221	0.5%	(5)(14)
								25,390	20,221	0.5%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note	6/13/2017	Residual Interest, current yield 13.22%	—	4/20/2034	44,884	49,537	42,859	1.1%	(5)(14)
								49,537	42,859	1.1%
VT Topco, Inc.	Commercial Services & Supplies	Second Lien Term Loan	8/14/2018	7.10% (1ML+ 7.00%)	—	8/17/2026	7,000	6,978	6,882	0.2%	(3)(8)(10)
								6,978	6,882	0.2%
Total Non-Control/Non-Affiliate Investments (Level 3)								$3,372,750	$2,925,327	74.2%

Total Portfolio Investments (Level 3)								$6,058,124	$6,201,778	157.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2022 (Unaudited) and June 30, 2021

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
(3)Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of the investments held by PCF at March 31, 2022 and June 30, 2021 were $2,533,667 and $1,797,733, respectively, representing 34.1% and 29.0% of our total investments, respectively.
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
(7)Engine Group, Inc., EMX Digital, Inc. (f/k/a Clearstream.TV, Inc.), and Engine International, Inc., are joint borrowers on the first lien term loan.
(8)Syndicated investment which was originated by a financial institution and broadly distributed.
(9)Investment on non-accrual status as of the reporting date (See Note 2).
(10)Certain variable rate securities in our portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. The 1-Month LIBOR, or “1ML”, was 0.45% as of March 31, 2022 and 0.10% as of June 30, 2021. The 2-Month LIBOR, or “2ML”, was 0.13% as of June 30, 2021. The 3-Month LIBOR, or “3ML”, was 0.96% as of March 31, 2022 and 0.15% as of June 30, 2021. The 6-Month LIBOR, or “6ML”, was 1.47% as of March 31, 2022 and 0.16% as of June 30, 2021. The 12-Month LIBOR, or “12ML”, was 0.25% as of June 30, 2021. The 1-Month Secured Overnight Financing Rate or “1MS”, was 0.30% as of March 31, 2022. The 3-Month Secured Overnight Financing Rate or “3MS”, was 0.68% as of March 31, 2022.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2022 (Unaudited) and June 30, 2021 (Continued)
(14)Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2022 and June 30, 2021, our qualifying assets, as a percentage of total assets, stood at 79.22% and 76.31%, respectively. We monitor the status of these assets on an ongoing basis.
(15)Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of March 31, 2022 and June 30, 2021, we had $43,351 and $67,385, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.
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
(19)Medusind Acquisition, Inc., Medusind Intermediate, Inc., Medusind Solutions Inc. and Medusind Inc. are joint borrowers.
(20)CP Holdings of Delaware LLC (“CP Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of CP Energy Services Inc. (“CP Energy”) as of March 31, 2022 and June 30, 2021. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $26,258 in first lien term loans (the “Spartan Term Loans”) due to us as of March 31, 2022. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. In September 2020, we made a new $26,193 Series A preferred stock investment in Spartan Energy Holdings, Inc., which equates to 100% of the Series A non-voting non-convertible preferred stock outstanding. In September 2020, Spartan Energy Services, LLC fully repaid the $26,193 Senior Secured Term Loan B receivable to us at par. We recorded a realized gain of $2,832 in our Consolidated Statement of Operations for the quarter ended September 30, 2020 as a result of this transaction.
(21)Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 99.01% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of March 31, 2022 and June 30, 2021, respectively. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company. Effective December 10, 2021, Credit Central’s term loan lenders were granted a first priority security interest on certain assets of Credit Central and our investment became classified as a First Lien Term Loan.
(22)Redstone Holdco 2 LP is the parent borrower on the second lien term loan. Redstone Buyer, LLC, Redstone Intermediate (Archer) HoldCo LLC, Redstone Intermediate (FRI) HoldCo LLC, Redstone Intermediate (NetWitness) HoldCo, LLC, and Redstone Intermediate (SecurID) HoldCo, LLC are joint borrowers on the Second Lien Term Loan.
(23)First Tower Holdings of Delaware LLC (“First Tower Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 80.03% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC, the operating company as of March 31, 2022 and June 30, 2021. We report First Tower Finance as a separate controlled company. Effective March 17, 2021, the First Tower, LLC lenders were granted a first priority security interest in First Tower Finance’s assets and our investment became classified as a First Lien Term Loan. Effective June 30, 2021, we increased our investment in our first lien term loan in the aggregate principal amount of $50,000 and that proceeds were returned to us as a distribution on our equity investment in First Tower, LLC.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2022 (Unaudited) and June 30, 2021 (Continued)
(24)Energy Solutions Holdings Inc., a consolidated entity in which we own 100% of the equity, owns 100% of Freedom Marine Solutions, LLC (“Freedom Marine”), which owns Vessel Company, LLC, Vessel Company II, LLC and Vessel Company III, LLC. We report Freedom Marine as a separate controlled company.
(25)MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 100% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc. (“Mity-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. Our subordinated unsecured note issued and outstanding to Broda Canada is denominated in Canadian Dollars (“CAD”). As of March 31, 2022 and June 30, 2021, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder.
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
(27)Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 94.48% of Nationwide Loan Company LLC, the operating company, as of March 31, 2022 and June 30, 2021. We report Nationwide Loan Company LLC as a separate controlled company. Prospect has a first priority security interest in the assets of Nationwide.
(28)NMMB Holdings, Inc. (“NMMB Holdings”), a consolidated entity in which we own 100% of the equity, owns 90.42% and 94.82% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of March 31, 2022 and June 30, 2021, respectively. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.
(29)Vision Solutions, Inc. and Precisely Software Incorporate (f/k/a Syncsort Incorporated) are joint borrowers on the Second Lien Term Loan.
(30)Prospect owns 99.96% of the equity of USES Corp. as of March 31, 2022 and June 30, 2021.
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
(32)As of March 31, 2022 and June 30, 2021, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC (f/k/a Nixon Holdco, LLC), the parent company of Nixon, Inc.
(33)Prospect owns 9.19% of the equity in Targus Cayman HoldCo Limited (“Targus”), the parent company of Targus International LLC (“Targus International”), as of March 31, 2022 and June 30, 2021.
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
(35)As of March 31, 2022 and June 30, 2021, the residual profit interest includes both (i) 8.33% of New TLA and TLD residual profit and (ii) 100% of TLC residual profits, with both calculated quarterly in arrears.
(36)Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.97% ownership interest of Pacific World as of March 31, 2022 and June 30, 2021. As a result, Prospect’s investment in Pacific World is classified as a control investment.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2022 (Unaudited) and June 30, 2021 (Continued)
(37)The following shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of March 31, 2022:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$53,209	$—	$—	$—	$55,581	$108,790
Commercial Services & Supplies	118,567	—	—	7,200	27,349	153,116
Construction & Engineering	56,753	—	—	—	10,865	67,618
Consumer Finance	441,346	—	—	—	71,323	512,669
Diversified Consumer Services	—	—	—	—	2,378	2,378
Energy Equipment & Services	71,580	—	—	—	220,150	291,730
Equity Real Estate Investment Trusts (REITs)	562,286	—	—	—	11,830	574,116
Health Care Providers & Services	268,666	—	—	—	45,118	313,784
Machinery	33,622	—	—	—	6,866	40,488
Media	29,760	—	—	—	—	29,760
Online Lending	29,080	—	—	—	—	29,080
Personal Products	69,813	—	—	—	189,295	259,108
Trading Companies & Distributors	32,724	—	—	—	32,500	65,224
Structured Finance (A)	140,800	—	—	—	—	140,800
Total Control Investments	$1,908,206	$—	$—	$7,200	$673,255	$2,588,661
Affiliate Investments
Commercial Services & Supplies	$3,680	$—	$—	$—	$10,303	$13,983
Diversified Consumer Services	67,126	153,931	—	—	—	221,057
Textiles, Apparel & Luxury Goods	—	—	—	—	2,805	2,805
Total Affiliate Investments	$70,806	$153,931	$—	$—	$13,108	$237,845
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$30,566	$95,000	$—	$—	$—	$125,566
Auto Components	18,226	77,108	—	—	—	95,334
Building Products	—	35,000	—	—	—	35,000
Capital Markets	—	42,500	—	—	—	42,500
Commercial Services & Supplies	65,675	163,381	—	—	1,500	230,556
Communications Equipment	9,191	50,572	—	—	—	59,763
Consumer Finance	47,030	—	—	—	—	47,030
Distributors	171,904	103,730	—	—	—	275,634
Diversified Consumer Services	—	22,691	—	—	—	22,691
Diversified Financial Services	36,971	—	—	—	—	36,971
Diversified Telecommunication Services	25,539	121,694	—	—	—	147,233
Entertainment	21,857	—	—	—	—	21,857
Food Products	—	130,959	—	—	—	130,959
Health Care Equipment & Supplies	—	7,482	—	—	—	7,482
Health Care Providers & Services	186,754	135,353	—	—	1,546	323,653
Health Care Technology	64,838	—	—	—	—	64,838
Hotels, Restaurants & Leisure	23,514	—	—	—	—	23,514
Household Durables	86,953	29,758	—	—	2,001	118,712
Household Products	20,999	—	—	—	—	20,999
Insurance	—	21,952	—	—	—	21,952
Interactive Media & Services	242,681	—	—	—	—	242,681
Internet & Direct Marketing Retail	59,695	—	—	—	—	59,695
IT Services	178,007	108,704	—	—	—	286,711
Leisure Products	44,869	—	—	—	—	44,869
Machinery	58,597	9,980	—	—	—	68,577
Media	51,800	—	—	—	26,991	78,791
Paper & Forest Products	—	11,454	—	—	—	11,454
Professional Services	63,569	48,386	—	—	—	111,955
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2022 (Unaudited) and June 30, 2021 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Cost Total
Software	—	52,281	—	—	—	52,281
Technology Hardware, Storage & Peripherals	—	12,443	—	—	—	12,443
Textiles, Apparel & Luxury Goods	177,568	45,882	—	—	—	223,450
Structured Finance (A)	—	—	1,016,280	—	—	1,016,280
Total Non-Control/Non-Affiliate	$1,686,803	$1,326,310	$1,016,280	$—	$32,038	$4,061,431
Total Portfolio Investment Cost	$3,665,815	$1,480,241	$1,016,280	$7,200	$718,401	$6,887,937
The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of March 31, 2022:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Control Investments
Aerospace & Defense	$53,209	$—	$—	$—	$14,750	$67,959	1.6%
Commercial Services & Supplies	76,264	—	—	5,719	4,428	86,411	2.0%
Construction & Engineering	56,753	—	—	—	91,614	148,367	3.5%
Consumer Finance	443,446	—	—	—	338,180	781,626	18.5%
Diversified Consumer Services	—	—	—	—	3,833	3,833	0.1%
Energy Equipment & Services	71,580	—	—	—	58,819	130,399	3.1%
Equity Real Estate Investment Trusts (REITs)	562,286	—	—	—	796,410	1,358,696	32.1%
Health Care Providers & Services	268,666	—	—	—	141,091	409,757	9.7%
Machinery	33,622	—	—	—	25,133	58,755	1.4%
Media	29,760	—	—	—	50,508	80,268	1.9%
Online Lending	29,080	—	—	—	—	29,080	0.7%
Personal Products	56,787	—	—	—	—	56,787	1.3%
Trading Companies & Distributors	25,767	—	—	—	—	25,767	0.6%
Structured Finance (A)	140,800	—	—	—	—	140,800	3.3%
Total Control Investments	$1,848,020	$—	$—	$5,719	$1,524,766	$3,378,505	79.8%
Fair Value % of Net Assets	43.6%	—%	—%	0.1%	36.1%	79.8%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2022 (Unaudited) and June 30, 2021 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Affiliate Investments
Commercial Services & Supplies	$3,680	$—	$—	$—	$15,256	$18,936	0.4%
Diversified Consumer Services	67,126	153,931	—	—	141,123	362,180	8.6%
Textiles, Apparel & Luxury Goods	—	—	—	—	36,536	36,536	0.9%
Total Affiliate Investments	$70,806	$153,931	$—	$—	$192,915	$417,652	9.9%
Fair Value % of Net Assets	1.7%	3.6%	—%	—%	4.6%	9.9%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$30,566	$95,000	$—	$—	$—	$125,566	3.0%
Auto Components	18,158	69,524	—	—	—	87,682	2.1%
Building Products	—	35,000	—	—	—	35,000	0.8%
Capital Markets	—	42,500	—	—	—	42,500	1.0%
Commercial Services & Supplies	65,604	163,693	—	—	1,535	230,832	5.4%
Communications Equipment	9,489	50,007	—	—	—	59,496	1.4%
Consumer Finance	41,128	—	—	—	—	41,128	1.0%
Distributors	171,535	6,284	—	—	—	177,819	4.2%
Diversified Consumer Services	—	23,000	—	—	—	23,000	0.5%
Diversified Financial Services	36,971	—	—	—	—	36,971	0.9%
Diversified Telecommunication Services	25,796	122,474	—	—	—	148,270	3.5%
Entertainment	22,093	—	—	—	—	22,093	0.5%
Food Products	—	128,983	—	—	—	128,983	3.0%
Health Care Equipment & Supplies	—	6,900	—	—	—	6,900	0.2%
Health Care Providers & Services	186,882	135,945	—	—	1,195	324,022	7.7%
Health Care Technology	64,838	—	—	—	—	64,838	1.5%
Hotels, Restaurants & Leisure	23,119	—	—	—	—	23,119	0.5%
Household Durables	86,953	28,647	—	—	4,050	119,650	2.8%
Household Products	20,999	—	—	—	—	20,999	0.5%
Insurance	—	22,280	—	—	—	22,280	0.5%
Interactive Media & Services	242,681	—	—	—	—	242,681	5.8%
Internet & Direct Marketing Retail	59,298	—	—	—	—	59,298	1.4%
IT Services	178,007	108,660	—	—	—	286,667	6.8%
Leisure Products	44,705	—	—	—	—	44,705	1.1%
Machinery	59,123	10,000	—	—	—	69,123	1.6%
Media	51,677	—	—	—	294	51,971	1.2%
Paper & Forest Products	—	9,457	—	—	—	9,457	0.2%
Professional Services	61,368	50,000	—	—	—	111,368	2.6%
Software	—	52,500	—	—	—	52,500	1.2%
Technology Hardware, Storage & Peripherals	—	12,500	—	—	—	12,500	0.3%
Textiles, Apparel & Luxury Goods	177,568	45,955	—	—	—	223,523	5.3%
Structured Finance (A)	—	—	728,833	—	—	728,833	17.2%
Total Non-Control/Non-Affiliate	$1,678,558	$1,219,309	$728,833	$—	$7,074	$3,633,774	85.7%
Fair Value % of Net Assets	39.6%	28.8%	17.2%	—%	0.1%	85.7%
Total Portfolio	$3,597,384	$1,373,240	$728,833	$5,719	$1,724,755	$7,429,931	175.4%
Fair Value % of Net Assets	84.9%	32.4%	17.2%	0.1%	40.8%	175.4%
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2022 (Unaudited) and June 30, 2021 (Continued)

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$75,406	$—	$—	$—	$—	$—	$22,738	$98,144
Commercial Services & Supplies	114,184	—	—	—	—	7,200	27,349	148,733
Construction & Engineering	43,731	—	—	—	—	—	26,204	69,935
Consumer Finance	344,968	—	65,599	—	—	—	71,323	481,890
Diversified Consumer Services	—	—	—	—	—	—	2,378	2,378
Energy Equipment & Services	57,078	—	—	—	—	—	220,149	277,227
Equity Real Estate Investment Trusts (REITs)	656,701	—	—	—	—	—	210	656,911
Health Care Providers & Services	237,571	—	—	—	—	—	45,118	282,689
Machinery	28,622	—	—	—	—	—	6,866	35,488
Media	4,874	—	—	—	—	—	12,869	17,743
Online Lending	6,600	—	—	—	—	—	—	6,600
Personal Products	62,450	—	—	—	—	—	186,795	249,245
Trading Companies & Distributors	32,748	—	—	—	—	—	32,500	65,248
Structured Finance (A)	90,200	—	—	—	—	—	—	90,200
Total Control Investments	$1,755,133	$—	$65,599	$—	$—	$7,200	$654,499	$2,482,431
Affiliate Investments
Commercial Services & Supplies	$3,680	$—	$—	$—	$—	$—	$10,302	$13,982
Diversified Consumer Services	45,720	18,164	122,272	—	—	—	—	186,156
Textiles, Apparel & Luxury Goods	—	—	—	—	—	—	2,805	2,805
Total Affiliate Investments	$49,400	$18,164	$122,272	$—	$—	$—	$13,107	$202,943
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$—	$12,500	$—	$—	$—	$—	$12,500
Auto Components	18,307	—	57,016	—	—	—	—	75,323
Chemicals	28,745	—	—	—	—	—	—	28,745
Commercial Services & Supplies	9,718	—	85,184	—	—	—	—	94,902
Communications Equipment	9,151	—	50,558	—	—	—	—	59,709
Consumer Finance	37,429	—	12,525	—	—	—	—	49,954
Distributors	168,942	—	103,730	—	—	—	—	272,672
Diversified Consumer Services	—	—	22,659	—	—	—	—	22,659
Diversified Financial Services	30,165	—	—	—	—	—	—	30,165
Diversified Telecommunication Services	26,818	—	39,515	—	—	—	—	66,333
Entertainment	40,585	—	—	—	—	—	—	40,585
Food Products	—	—	61,409	—	—	—	—	61,409
Health Care Equipment & Supplies	—	—	7,478	—	—	—	—	7,478
Health Care Providers & Services	179,401	—	121,279	—	—	—	—	300,680
Hotels, Restaurants & Leisure	24,502	—	—	—	—	—	—	24,502
Household Durables	—	—	6,962	3,950	—	—	2,001	12,913
Household Products	21,186	—	—	—	—	—	—	21,186
Insurance	—	—	21,911	—	—	—	—	21,911
Interactive Media & Services	180,127	—	—	—	—	—	—	180,127
Internet & Direct Marketing Retail	54,677	—	—	—	—	—	—	54,677
IT Services	170,228	—	90,671	—	—	—	—	260,899
Leisure Products	20,241	—	—	—	—	—	1	20,242
Machinery	57,389	—	4,976	—	—	—	—	62,365
Media	61,224	—	—	—	—	—	26,991	88,215
Paper & Forest Products	4,418	—	11,429	—	—	—	—	15,847
Professional Services	83,958	—	48,057	—	—	—	—	132,015
Software	—	—	22,240	—	—	—	—	22,240
Technology Hardware, Storage & Peripherals	—	—	12,431	—	—	—	—	12,431
Textiles, Apparel & Luxury Goods	162,639	—	36,868	—	—	—	—	199,507
Transportation Infrastructure	—	—	30,384	—	—	—	—	30,384
Structured Finance	—	—	—	—	1,090,175	—	—	1,090,175
Total Non-Control/Non-Affiliate	$1,389,850	$—	$859,782	$3,950	$1,090,175	$—	$28,993	$3,372,750
Total Portfolio Investment Cost	$3,194,383	$18,164	$1,047,653	$3,950	$1,090,175	$7,200	$696,599	$6,058,124
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2022 (Unaudited) and June 30, 2021 (Continued)

The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of June 30, 2021:

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Control Investments
Aerospace & Defense	$75,406	$—	$—	$—	$—	$—	$8,834	$84,240	2.1%
Commercial Services & Supplies	79,780	—	—	—	—	3,715	—	83,495	2.1%
Construction & Engineering	43,731	—	—	—	—	—	105,964	149,695	3.8%
Consumer Finance	344,968	—	68,137	—	—	—	305,267	718,372	18.2%
Diversified Consumer Services	—	—	—	—	—	—	3,833	3,833	0.1%
Energy Equipment & Services	57,078	—	—	—	—	—	26,126	83,204	2.1%
Equity Real Estate Investment Trusts (REITs)	656,701	—	—	—	—	—	436,254	1,092,955	27.6%
Health Care Providers & Services	237,571	—	—	—	—	—	174,768	412,339	10.5%
Machinery	28,622	—	—	—	—	—	21,071	49,693	1.3%
Media	4,874	—	—	—	—	—	42,014	46,888	1.2%
Online Lending	6,600	—	—	—	—	—	—	6,600	0.2%
Personal Products	62,450	—	—	—	—	—	8,647	71,097	1.8%
Trading Companies & Distributors	27,106	—	—	—	—	—	—	27,106	0.7%
Structured Finance (A)	90,200	—	—	—	—	—	—	90,200	2.3%
Total Control Investments	$1,715,087	$—	$68,137	$—	$—	$3,715	$1,132,778	$2,919,717	74.0%
Fair Value % of Net Assets	43.5%	—%	1.7%	—%	—%	0.1%	28.7%	74.0%
Affiliate Investments
Commerical Sevices & Supplies	$3,680	$—	$—	$—	$—	$—	$13,760	$17,440	0.4%
Diversified Consumer Services	47,746	18,164	122,272	—	—	—	124,907	313,089	7.9%
Textiles, Apparel & Luxury Goods	—	—	—	—	—	—	26,205	26,205	0.7%
Total Affiliate Investments	$51,426	$18,164	$122,272	$—	$—	$—	$164,872	$356,734	9.0%
Fair Value % of Net Assets	1.3%	0.5%	3.1%	—%	—%	—%	4.1%	9.0%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$—	$12,500	$—	$—	$—	$—	$12,500	0.3%
Auto Components	18,633	—	57,887	—	—	—	—	76,520	1.9%
Commercial Services & Supplies	9,800	—	85,382	—	—	—	—	95,182	2.4%
Communications Equipment	9,556	—	49,325	—	—	—	—	58,881	1.5%
Chemicals	28,863	—	—	—	—	—	—	28,863	0.7%
Consumer Finance	38,041	—	15,188	—	—	—	—	53,229	1.3%
Distributors	168,832	—	6,936	—	—	—	—	175,768	4.5%
Diversified Consumer Services	—	—	22,711	—	—	—	—	22,711	0.6%
Diversified Financial Services	30,165	—	—	—	—	—	—	30,165	0.8%
Diversified Telecommunication Services	27,278	—	40,170	—	—	—	—	67,448	1.7%
Entertainment	40,928	—	—	—	—	—	—	40,928	1.0%
Food Products	—	—	61,948	—	—	—	—	61,948	1.6%
Health Care Equipment & Supplies	—	—	6,721	—	—	—	—	6,721	0.2%
Health Care Providers & Services	179,768	—	122,000	—	—	—	—	301,768	7.6%
Hotels, Restaurants & Leisure	23,624	—	—	—	—	—	—	23,624	0.6%
Household Durables	—	—	5,629	3,950	—	—	5,824	15,403	0.4%
Household Products	21,186	—	—	—	—	—	—	21,186	0.5%
Insurance	—	—	22,280	—	—	—	—	22,280	0.6%
Interactive Media & Services	180,127	—	—	—	—	—	—	180,127	4.6%
Internet & Direct Marketing Retail	56,114	—	—	—	—	—	—	56,114	1.5%
IT Services	170,228	—	91,490	—	—	—	—	261,718	6.7%
Leisure Products	20,287	—	—	—	—	—	—	20,287	0.5%
Machinery	57,016	—	4,973	—	—	—	—	61,989	1.6%
Media	60,224	—	—	—	—	—	707	60,931	1.5%
Paper & Forest Products	4,468	—	11,347	—	—	—	—	15,815	0.4%
Professional Services	82,058	—	50,000	—	—	—	—	132,058	3.3%
Software	—	—	22,500	—	—	—	—	22,500	0.6%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2022 (Unaudited) and June 30, 2021 (Continued)

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Technology Hardware, Storage & Peripherals	—	—	12,500	—	—	—	—	12,500	0.3%
Textiles, Apparel & Luxury Goods	162,639	—	36,515	—	—	—	—	199,154	5.0%
Transportation Infrastructure	—	—	30,900	—	—	—	—	30,900	0.8%
Structured Finance	—	—	—	—	756,109	—	—	756,109	19.2%
Total Non-Control/Non-Affiliate	$1,389,835	$—	$768,902	$3,950	$756,109	$—	$6,531	$2,925,327	74.2%
Fair Value % of Net Assets	35.2%	—%	19.5%	0.1%	19.2%	—%	0.2%	74.2%
Total Portfolio	$3,156,348	$18,164	$959,311	$3,950	$756,109	$3,715	$1,304,181	$6,201,778	157.2%
Fair Value % of Net Assets	80.0%	0.5%	24.3%	0.1%	19.2%	0.1%	33.0%	157.2%
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2022 (Unaudited) and June 30, 2021 (Continued)

(39)The interest rate on these investments, excluding those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended March 31, 2022:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
CP Energy Services Inc. - First Lien Term Loan	12.01%	—%	12.01%	(A)
CP Energy Services Inc. - First Lien Term Loan A to Spartan Energy Services, LLC	9.00%	—%	9.00%	(B)
Credit Central Loan Company, LLC - First Lien Term Loan	10.00%	—%	10.00%	(C)
Echelon Transportation, LLC - First Lien Term Loan	2.25%	—%	2.25%	(D)
First Tower Finance Company LLC - First Lien Term Loan	4.11%	7.89%	12.00%
InterDent, Inc. - First Lien Term Loan B	12.00%	—%	12.00%
MITY, Inc. - First Lien Term Loan A	6.53%	3.47%	—%	(E)
MITY, Inc. - First Lien Term Loan B	7.88%	2.12%	10.00%	(E)
National Property REIT Corp. - First Lien Term Loan A	—%	3.53%	3.53%
National Property REIT Corp. - First Lien Term Loan B	—%	5.50%	5.50%
National Property REIT Corp. - First Lien Term Loan C	—%	2.25%	2.25%
National Property REIT Corp. - First Lien Term Loan D	—%	2.50%	2.50%
Nationwide Loan Company LLC - First Lien Term Loan	—%	10.00%	10.00%
Pacific World Corporation - Revolving Line of Credit	8.25%	—%	8.25%	(F)
Pacific World Corporation - First Lien Term Loan A	6.25%	—%	6.25%
The Octave Music Group, Inc. (fka Touchtunes) - First Lien Term Loan	—%	0.75%	0.75%
Town & Country Holdings, Inc. - First Lien Term Loan	8.125%	—%	8.125%	(G)
TPS, LLC - First Lien Term Loan	1.50%	—%	1.50%
Valley Electric Co. of Mt. Vernon, Inc. - First Lien Term Loan	0.86%	1.64%	2.50%
Valley Electric Company, Inc. - First Lien Term Loan	—%	10.00%	10.00%
Valley Electric Company, Inc. - First Lien Term Loan B	—%	—%	—%	(H)
Venio LLC - First Lien Term Loan	1.00%	—%	1.00%
(A) Effective March 31, 2022, the CP Energy Fourteenth Amendment to Loan Agreement was amended to allow 100% of the March 31, 2022 interest accruing in cash to be payable in kind resulting in a current PIK rate capitalized of 12.01%.
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
(D) On January 31, 2018, the Echelon Fourth Amended and Restated Credit Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 14.00%. On January 31, 2022, the Echelon Fifth Amendment and Restated Credit Agreement was amended to remove the PIK rate.
(E) On March 23, 2021, the Mity Amendment No. 1 and Waiver to Note Purchase Agreement was amended to allow Senior Secured Note A and Senior Secured Note B interest accruing in cash to be payable in kind resulting in a maximum current TLA PIK rate of 10% and TLB PIK rate of 20.00%.
(F) Effective as of December 29, 2021, the Pacific World Corporation Amendment No. 8 was amended to allow the Revolving Line of Credit interest accruing in cash to be payable in kind resulting in a maximum current rate of 8.25%.
(G) On December 31, 2021, the Town & Country Holdings, Inc. Seventh Amendment to Loan Agreement was amended to allow the First Lien Term loan interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 8.125%.
(H) On March 28, 2022, the Valley Electric Company, Inc, Loan Agreement was amended to allow interest accruing at a maximum current PIK rate of 4.50%.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2022 (Unaudited) and June 30, 2021 (Continued)
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended June 30, 2021:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Cinedigm DC Holdings, LLC - First Lien Term Loan	—%	2.50%	2.50%
CP Energy Services Inc. - First Lien Term Loan	12.00%	—%	12.00%	(A)
Credit Central Loan Company, LLC - Second Lien Term Loan	—%	10.00%	10.00%	(B)
Echelon Transportation, LLC - First Lien Term Loan	2.25%	—%	2.25%	(C)
Echelon Transportation, LLC - First Lien Term Loan	1.00%	—%	1.00%	(D)
First Tower Finance Company LLC - First Lien Term Loan	3.69%	8.31%	12.00%
InterDent, Inc. - First Lien Term Loan B	12.00%	—%	12.00%
MITY, Inc. - First Lien Term Loan A	10.00%	—%	—%	(E)
MITY, Inc. - First Lien Term Loan B	20.00%	—%	10.00%	(E)
National Property REIT Corp. - First Lien Term Loan A	—%	3.53%	3.53%
National Property REIT Corp. - First Lien Term Loan B	—%	5.50%	5.50%
National Property REIT Corp. - First Lien Term Loan C	—%	2.25%	2.25%
National Property REIT Corp. - First Lien Term Loan D	—%	2.50%	2.50%
Nationwide Loan Company LLC - First Lien Term Loan	—%	10.00%	10.00%
Pacific World Corporation - First Lien Term Loan A	6.25%	—%	6.25%
PGX Holdings, Inc. - Second Lien Term Loan	15.75%	—%	15.75%
PGX Holdings, Inc. - 1.5 Lien	14.50%	—%	14.50%
PGX Holdings, Inc. - First Lien Term Loan	4.25%	—%	4.25%
Rosa Mexicano - First Lien Revolving Line of Credit	4.50%	—%	4.50%	(F)
Rosa Mexicano - First Lien Term Loan	4.50%	—%	4.50%	(F)
The Octave Music Group, Inc. (fka Touchtunes) - First Lien Term Loan	—%	0.75%	0.75%
TPS, LLC - First Lien Term Loan	1.50%	—%	1.50%
Valley Electric Co. of Mt. Vernon, Inc. - First Lien Term Loan	—%	2.50%	2.50%
Valley Electric Company, Inc. - First Lien Term Loan	—%	10.00%	10.00%
Venio LLC - First Lien Term Loan	10.00%	—%	10.00%
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2022 (Unaudited) and June 30, 2021 (Continued)
(40)As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended March 31, 2022 with these controlled investments were as follows:

Controlled Companies	Fair Value at June 30, 2021	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at March 31, 2022	Interest income	Dividend income	Other income	Net realized gains (losses)
CP Energy Services Inc.	$44,621	$3,901	$—	$17,488	$66,010	$3,901	$—	$—	$—
CP Energy - Spartan Energy Services, LLC	26,866	10,602	—	14,983	52,451	1,284	—	6	—
Credit Central Loan Company, LLC	78,023	7,003	—	1,130	86,156	11,182	—	—	—
Echelon Transportation LLC	84,240	10,646	—	(26,927)	67,959	6,888	—	—	—
First Tower Finance Company LLC	592,356	34,927	(11,151)	29,024	645,156	54,959	—	7,898	—
Freedom Marine Solutions, LLC	11,717	—	—	221	11,938	—	—	—	—
InterDent, Inc.	412,339	31,341	(246)	(33,677)	409,757	19,537	—	200	—
Kickapoo Ranch Pet Resort	3,833	—	—	—	3,833	—	—	—	—
MITY, Inc.	49,680	4,383	—	6,432	60,495	5,421	—	—	10
National Property REIT Corp.	1,189,755	280,167	(289,882)	348,536	1,528,576	46,441	—	45,867	—
Nationwide Loan Company LLC	47,993	—	—	2,321	50,314	3,084	2,150	—	—
NMMB, Inc.	46,888	25,000	(12,983)	21,363	80,268	394	7,034	450	5,294
Pacific World Corporation	71,097	9,863	—	(24,173)	56,787	3,507	—	—	—
R-V Industries, Inc.	49,693	5,000	—	4,062	58,755	2,184	441	125	—
Universal Turbine Parts, LLC	27,106	—	(24)	(1,315)	25,767	1,766	—	—	—
USES Corp.	33,815	—	—	(7,899)	25,916	152	—	—	—
Valley Electric Company, Inc.	149,695	13,022	(15,339)	989	148,367	5,336	2,509	760	—
Total	$2,919,717	$435,855	$(329,625)	$352,558	$3,378,505	$166,036	$12,134	$55,306	$5,304
(A) Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, OID accretion and PIK interest, and any transfer of investments.
(B) Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.

(41)As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended March 31, 2022 with these affiliated investments were as follows:

Affiliated Companies	Fair Value at June 30, 2021	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at March 31, 2022	Interest income	Dividend income	Other income	Net realized gains (losses)
Nixon, Inc.	—	—	—	—	—	—	—	—	—
PGX Holdings, Inc.	313,089	224,984	(190,082)	14,189	362,180	23,259	—	3,961	—
RGIS Services, LLC	17,440	—	—	1,496	18,936	238	95	—	—
Targus Cayman HoldCo Limited	26,205	—	—	10,331	36,536	—	—	—	—
Total	$356,734	$224,984	$(190,082)	$26,016	$417,652	$23,497	$95	$3,961	$—
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2022 (Unaudited) and June 30, 2021 (Continued)
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2022 (Unaudited) and June 30, 2021 (Continued)

(44)Acquisition date represents the date of PSEC's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at PSEC's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments) (See endnote 45 for NPRC equity follow-on acquisitions):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
8th Avenue Food & Provisions, Inc.	Second Lien Term Loan	11/17/2020, 9/17/2021	$7,051
ACE Cash Express, Inc.	First Lien Term Loan	5/24/2019, 7/16/2019, 12/20/2019, 8/27/2020, 9/30/2020, 11/5/2020, 11/13/2020, 11/18/2020	18,105
Amerilife Group, LLC	Second Lien Term Loan	9/3/2020, 12/2/2020, 6/10/2021	12,060
Apidos CLO XI	Subordinated Structured Note	11/2/2016, 4/8/2021	7,559
Apidos CLO XII	Subordinated Structured Note	1/26/2018	4,070
Apidos CLO XV	Subordinated Structured Note	3/29/2018	6,480
Apidos CLO XXII	Subordinated Structured Note	2/24/2020	1,912
Atlantis Health Care Group (Puerto Rico), Inc.	First Lien Revolving Line of Credit	4/15/2013, 5/21/2013, 3/11/2014, 6/26/2017, 9/29/2017, 10/12/2017, 10/31/2017	7,500
Atlantis Health Care Group (Puerto Rico), Inc.	First Lien Term Loan	12/9/2016	42,000
Barings CLO 2018-III	Subordinated Structured Note	5/18/2018	9,255
BCPE North Star US Holdco 2, Inc.	Second Lien Term Loan	12/30/2021	65,000
Broder Bros., Co.	First Lien Term Loan	1/29/2019, 2/28/2019, 9/10/2021, 9/30/2021	25,370
Brookside Mill CLO Ltd.	Subordinated Structured Note	1/29/2018	3,605
California Street CLO IX Ltd.	Subordinated Structured Note	9/6/2016, 10/17/2016	6,842
Cent CLO 21 Limited	Subordinated Structured Note	7/12/2018	1,024
CIFC Funding 2014-IV-R, Ltd.	Subordinated Structured Note	10/12/2018, 12/20/2021	2,860
Collections Acquisition Company, Inc.	First Lien Term Loan	1/13/2022	6,900
Columbia Cent CLO 27 Limited	Subordinated Structured Note	12/2/2021	7,815
CP Energy Services Inc.	First Lien Term Loan A to Spartan Energy Services, LLC	4/9/2021, 1/10/2022	12,181
CP Energy Services Inc.	Common Stock	10/11/2013, 12/26/2013, 4/6/2018, 12/31/2019	69,586
Credit Central Loan Company, LLC	Class A Units	12/28/2012, 3/28/2014, 6/26/2014, 9/28/2016, 8/21/2019	11,975
Credit Central Loan Company, LLC	First Lien Term Loan	6/26/2014, 9/28/2016	41,335
Curo Group Holdings Corp.	First Lien Term Loan	8/31/2021, 11/18/2021, 1/12/2022	17,033
Curo Group Holdings Corp.	Second Lien Term Loan	7/31/2020, 10/6/2020, 10/8/2020, 10/19/2020, 11/12/2020, 11/18/2020, 11/20/2020	10,252
Echelon Transportation, LLC	Membership Interest	3/31/2014, 9/30/2014, 12/9/2016	22,488
Echelon Transportation, LLC	First Lien Term Loan	11/14/2018, 7/9/2019, 5/5/2020, 10/9/2020, 1/21/2021, 3/18/2021	5,465
First Tower Finance Company LLC	Class A Units	12/30/2013, 6/24/2014, 12/15/2015, 11/21/2016, 3/9/2018	39,885
First Tower Finance Company LLC	First Lien Term Loan to First Tower, LLC	12/15/2015, 3/9/2018, 3/24/2022	43,047
Freedom Marine Solutions, LLC	Membership Interest	10/1/2009, 12/22/2009, 1/13/2010, 3/30/2010, 5/13/2010, 2/14/2011, 4/28/2011, 7/7/2011, 10/20/2011, 10/30/2015, 1/7/2016, 4/11/2016, 8/11/2016, 1/30/2017, 4/20/2017, 6/13/2017, 8/30/2017, 1/17/2018, 2/15/2018, 5/8/2018, 10/31/2018, 5/14/2021	40,468
Galaxy XV CLO, Ltd.	Subordinated Structured Note	8/21/2015, 3/10/2017	9,161
Galaxy XXVII CLO, Ltd.	Subordinated Structured Note	6/11/2015	1,460
GEON Performance Solutions, LLC	First Lien Revolving Line of Credit	12/12/2019, 1/10/2020, 2/3/2020, 2/6/2020, 3/2/2020, 3/6/2020, 4/9/2020, 5/7/2020, 6/3/2020	3,796
Global Tel*Link Corporation	Second Lien Term Loan	4/10/2019, 8/22/2019, 9/20/2019, 9/14/2021, 9/17/2021, 12/17/2021, 2/7/2022	96,743
Help/Systems Holdings, Inc.	Second Lien Term Loan	5/11/2021, 10/14/2021	54,649
Interdent, Inc.	First Lien Term Loan A	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014, 7/14/2021, 3/28/2022	93,903
Interdent, Inc.	First Lien Term Loan B	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
Interventional Management Services, LLC	First Lien Revolving Line of Credit	2/25/2021, 11/17/2021	5,000
Jefferson Mill CLO Ltd.	Subordinated Structured Note	9/21/2018	2,047
K&N Parent, Inc.	Second Lien Term Loan	8/14/2018, 9/5/2018, 9/7/2018, 9/10/2018, 9/24/2018, 11/12/2020	13,111
Kickapoo Ranch Pet Resort	Membership Interest	10/21/2019, 12/4/2019	28
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2022 (Unaudited) and June 30, 2021 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
LCM XIV Ltd.	Subordinated Structured Note	9/25/2015, 5/18/2018	9,422
LGC US FINCO, LLC	First Lien Term Loan	3/2/2022	2,095
MITY, Inc.	Common Stock	6/23/2014	7,200
MITY, Inc.	First Lien Term Loan A	1/17/2017, 3/23/2021	10,650
MITY, Inc.	First Lien Term Loan B	1/17/2017, 6/3/2019	11,000
Nationwide Loan Company LLC	Class A Units	3/28/2014, 6/18/2014, 9/30/2014, 6/29/2015, 3/31/2016, 8/31/2016, 5/31/2017, 10/31/2017	20,469
Nationwide Loan Company LLC	First Lien Term Loan	12/28/2015, 8/31/2016	1,999
National Property REIT Corp.	First Lien Term Loan A	4/3/2020, 5/15/2020, 6/10/2020, 7/29/2020, 8/14/2020, 9/15/2020,10/15/2020, 10/30/2020, 11/10/2020, 11/13/2020, 11/19/2020, 12/11/2020, 1/27/2021, 2/25/2021, 3/11/2021, 5/14/2021, 6/14/2021, 6/25/2021, 8/16/2021, 11/15/2021, 11/26/2021, 12/1/2021, 12/28/2021, 1/14/2022, 2/15/2022, 3/17/2022, 3/28/2022	412,119
National Property REIT Corp.	First Lien Term Loan B	12/8/20221, 12/17/2021, 1/13/2022, 2/8/2022, 2/14/2022, 2/17/2022, 2/24/2022	28,880
National Property REIT Corp.	First Lien Term Loan C	10/23/2019, 1/23/2020, 3/31/2020, 4/8/2020, 8/4/2020, 12/7/2021, 1/7/2022, 2/2/2022	151,800
NMMB, Inc.	First Lien Term Loan	12/30/2019, 3/28/2022	40,100
Octagon Investment Partners XV, Ltd.	Subordinated Structured Note	4/27/2015, 8/3/2015, 6/27/2017	10,516
Octagon Investment Partners 18-R Ltd.	Subordinated Structured Note	3/23/2018	8,908
Pacific World Corporation	First Lien Revolving Line of Credit	10/21/2014, 12/19/2014, 4/7/2015, 4/22/2015, 8/12/2016, 10/18/2016, 2/7/2017, 2/21/2017, 4/26/2017, 10/11/2017, 10/17/2017, 1/16/2018, 12/27/2018, 3/15/2019, 7/2/2019, 8/15/2019, 9/1/2021, 10/19/2021	40,825
Pacific World Corporation	Convertible Preferred Equity	4/3/2019, 4/29/2019, 6/3/2019, 10/4/2019, 11/12/2019, 12/20/2019, 1/7/2020, 3/5/2020, 12/30/2021	22,600
PeopleConnect Holdings, LLC	First Lien Revolving Line of Credit	1/31/2020	1,115
PeopleConnect Holdings, LLC	First Lien Term Loan	10/21/2021	82,005
PetVet Care Centers, LLC	Second Lien Term Loan	11/22/2021	6,000
PGX Holdings, Inc.	First Lien Term Loan - new	11/16/2021	20,000
PGX Holdings, Inc.	First Lien Term Loan	12/1/2020,12/14/2020,12/23/2020, 12/26/2020, 3/5/2021, 4/23/2021, 4/27/2021, 5/4/2021, 6/28/2021	34,589
PGX Holdings, Inc.	1.5 Lien Term Loan	9/18/2020, 12/31/2020	14,362
PGX Holdings, Inc.	Second Lien Term Loan	12/23/2016, 12/28/2016	15,034
Redstone Holdco 2 LP	Second Lien Term Loan	9/10/2021	17,903
Romark WM-R Ltd.	Subordinated Structured Note	3/29/2018	5,125
Rosa Mexicano	First Lien Revolving Line of Credit	3/27/2020	500
R-V Industries, Inc.	First Lien Term Loan	3/4/2022	5,000
R-V Industries, Inc.	Common Stock	12/27/2016	1,854
Securus Technologies Holdings, Inc.	Second Lien Term Loan	11/13/2017, 11/24/2017, 8/6/2018, 8/24/2018, 3/18/2019	22,750
SEOTownCenter, Inc.	First Lien Term Loan A	11/2/2018	3,000
SEOTownCenter, Inc.	First Lien Term Loan B	11/2/2018	2,000
Shutterfly, LLC	2021 Refinancing First Lien Term Loan B	9/17/2021	3,969
Symphony CLO XV, Ltd.	Subordinated Structured Note	12/7/2018	2,655
Town & Country Holdings, Inc.	First Lien Term Loan	7/13/2018, 7/16/2018	105,000
Transplace Holdings, Inc.	Second Lien Term Loan	1/4/2018, 11/3/2020	6,131
United Sporting Companies, Inc.	Second Lien Term Loan	3/7/2013	58,650
Universal Turbine Parts, LLC	First Lien Delayed Draw Term Loan	10/24/2019, 2/7/2020, 2/26/2020, 4/5/2021	3,216
USES Corp.	First Lien Term Loan A	6/15/2016, 6/29/2016, 2/22/2017, 4/27/2017, 5/4/2017, 8/30/2017, 10/11/2017, 12/11/2018, 8/30/2019	14,100
USG Intermediate, LLC	First Lien Revolving Line of Credit	7/2/2015, 9/23/2015, 9/14/2017, 8/21/2019, 9/17/2020, 9/8/2021	9,200
USG Intermediate, LLC	First Lien Term Loan B	8/24/2017, 7/30/2021, 2/9/2022	27,975
Valley Electric Company, Inc.	Common Stock	12/31/2012, 6/24/2014	18,502
Valley Electric Company, Inc.	First Lien Term Loan	6/30/2014, 8/31/2018, 3/28/2022	18,129
Vision Solutions, Inc.	Second Lien Term Loan	5/28/2021, 6/24/2021	39,631
Voya CLO 2014-1, Ltd.	Subordinated Structured Note	3/29/2018	3,943
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2022 (Unaudited) and June 30, 2021 (Continued)

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

Fiscal Year	Follow-On Investments (NPRC Common Stock, excluding cost of initial investment)
2014	$4,555
2015	68,693
2016	93,857
2017	116,830
2018	137,024
2019	11,582
2020	19,800
2022	11,620
(46)Prospect owns 38.95% of the preferred stock of Legere Pharmaceutical Holdings, Inc. (“Legere”), which represents 4.98% voting interest in Legere. Legere is the parent company of the borrower, Preventics, Inc. (d/b/a Legere Pharmaceuticals).
(47)This investment represents a Level 2 security in the ASC 820 table as of March 31, 2022. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.
(48)During the year ended June 30, 2021, Venio, LLC repaid in full third-party first lien senior secured debt and, as a result of such repayment, our second lien secured term loan that was previously contractually subordinated to such third-party first lien senior secured debt was re-characterized to a first lien senior secured term loan. In December 2020, Venio, LLC completed the sale of a majority of its assets and we received $3,693 in proceeds, which was applied to the outstanding principal balance of our first lien term loan. As of March 31, 2022, $14,517 in aggregate principal remained outstanding. We expect to receive additional distributions from remaining assets and legal claims against a third party.

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
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the nine months ended March 31, 2022.

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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of March 31, 2022 and June 30, 2021, our qualifying assets as a percentage of total assets, stood at 79.22% and 76.31%, respectively.
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
Other Risks
Political developments, including civil conflicts and war, sanctions or other measures by the United States or other governments, natural disasters, public health crises and other events outside of the Company's control can directly or indirectly have a material adverse impact on the Company and our portfolio companies.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of March 31, 2022, approximately 0.4% of our total assets at fair value are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of March 31, 2022, we do not expect to have any excise tax due for the 2022 calendar year. Thus, we have not accrued any excise tax for this period.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2022, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2018 and thereafter remain subject to examination by the Internal Revenue Service.
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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of March 31, 2022 and June 30, 2021, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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
We compute earnings per common share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Basic earnings per common share is calculated by dividing the net increase (decrease) in net assets resulting from operations applicable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share gives effect to all dilutive potential common shares outstanding using the if-converted method for Preferred Stock. Diluted earnings per share excludes all dilutive potential common shares if their effect is anti-dilutive.
Preferred Stock
In accordance with ASC 480-10-S99-3A, the Company’s Preferred Stock (as defined in “Note 9. Equity Offerings, Offering Expenses, and Distributions”) has been classified in temporary equity on the Statement of Assets and Liabilities for the fiscal year ended June 30, 2022. The Preferred Stock is recorded net of offering costs and issuance costs. Unpaid dividend relating to the Preferred Stock are included in the preferred stock carrying value on the Statement of Assets and Liabilities. Dividends declared on the Preferred Stock are included in preferred stock dividends on the Statement of Operations. 5.50% Preferred Stock issued prior to the issuance of our 5.35% Series A Preferred Stock has a carrying value on our Consolidated Statements of Assets and Liabilities equal to liquidation value per share.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2022.
In August 2020, FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adoption, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021. We do not expect this ASU to have a material impact on our consolidated financial statements and disclosures.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 3. Portfolio Investments
At March 31, 2022, we had investments in 127 long-term portfolio investments and CLOs, which had an amortized cost of $6,887,937 and a fair value of $7,429,931. At June 30, 2021, we had investments in 124 long-term portfolio investments and CLOs, which had an amortized cost of $6,058,124 and a fair value of $6,201,778.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $1,844,869 and $781,138 during the nine months ended March 31, 2022 and March 31, 2021, respectively. Debt repayments and considerations from sales of equity securities of approximately $952,621 and $673,329 were received during the nine months ended March 31, 2022 and March 31, 2021, respectively.
During the nine months ended March 31, 2022, we capitalized $61,030 of payment in kind interest on our statement of cash flows. Of this amount, approximately $56,824 was accrued as interest income in the current period and the remaining $4,206 is included due to the timing of interest payment dates and resulting capitalization occurring in the current year. During the nine months ended March 31, 2021, we capitalized $58,750 of payment in kind interest on our statement of cash flows. Of this amount, approximately $53,729 was accrued as interest income in the current period and the remaining $5,021 is included due to the timing of interest payment dates and resulting capitalization occurring in the prior year.

The following table shows the composition of our investment portfolio as of March 31, 2022 and June 30, 2021:

	March 31, 2022		June 30, 2021
	Cost	Fair Value	Cost	Fair Value
First Lien Revolving Line of Credit	$36,235	$36,214	$27,522	$27,503
First Lien Debt	3,629,580	3,561,170	3,166,861	3,128,845
1.5 Lien Debt	—	—	18,164	18,164
Second Lien Debt	1,480,241	1,373,240	1,047,653	959,311
Third Lien Debt	—	—	3,950	3,950
Unsecured Debt	7,200	5,719	7,200	3,715
Subordinated Structured Notes	1,016,280	728,833	1,090,175	756,109
Equity	718,401	1,724,755	696,599	1,304,181
Total Investments	$6,887,937	$7,429,931	$6,058,124	$6,201,778

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

In the previous table and throughout the remainder of this footnote, we aggregate our portfolio investments by type of investment, which may differ slightly from the nomenclature used by the constituent instruments defining the rights of holders of the investment, as disclosed on our Consolidated Schedules of Investments (“SOI”). The following investments are included in each category:
•First Lien Revolving Line of Credit includes our debt investments in first lien revolvers as well as our debt investments in delayed draw term loans.
•First Lien Debt includes our debt investments listed on the SOI such as first lien term loans and first lien bonds.
•1.5 Lien Debt includes our debt investments listed on the SOI as 1.5 lien term loans.
•Second Lien Debt includes our debt investments listed on the SOI as second lien term loans.
•Third Lien Debt includes our debt investments listed on the SOI as third lien term loans
•Unsecured Debt includes our debt investments listed on the SOI as unsecured.
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
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of March 31, 2022:

	Level 1	Level 2	Level 3	Total
First Lien Revolving Line of Credit	$—	$—	$36,214	$36,214
First Lien Debt	—	58,977	3,502,193	3,561,170
Second Lien Debt	—	—	1,373,240	1,373,240
Unsecured Debt	—	—	5,719	5,719
Subordinated Structured Notes	—	—	728,833	728,833
Equity	—	—	1,724,755	1,724,755
Total Investments	$—	$58,977	$7,370,954	$7,429,931

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2021:

	Level 1	Level 2	Level 3	Total
First Lien Revolving Line of Credit	$—	$—	$27,503	$27,503
First Lien Debt	—	24,706	3,104,139	3,128,845
1.5 Lien Debt	—	—	18,164	18,164
Second Lien Debt	—	15,188	944,123	959,311
Third Lien Debt	—	—	3,950	3,950
Unsecured Debt	—	—	3,715	3,715
Subordinated Structured Notes	—	—	756,109	756,109
Equity	—	—	1,304,181	1,304,181
Total Investments	$—	$39,894	$6,161,884	$6,201,778
The following tables show the aggregate changes in the fair value of our Level 3 investments during the nine months ended March 31, 2022:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2021	$2,919,717	$356,734	$2,885,433	$6,161,884
Net realized gains (losses) on investments	5,304	—	(16,958)	(11,654)
Net change in unrealized gains	352,558	26,016	30,038	408,612
Net realized and unrealized gains	357,862	26,016	13,080	396,958
Purchases of portfolio investments	379,248	222,931	1,114,231	1,716,410
Payment-in-kind interest	56,168	27	4,835	61,030
Accretion (amortization) of discounts and premiums, net	439	2,026	(68,464)	(65,999)
Repayments and sales of portfolio investments	(334,929)	(190,082)	(385,223)	(910,234)
Transfers out of Level 3(2)	—	—	(9,600)	(9,600)
Transfers into Level 3(2)	—	—	20,505	20,505
Fair value as of March 31, 2022	$3,378,505	$417,652	$3,574,797	$7,370,954

	First Lien Revolving Line of Credit	First Lien Debt	1.5 Lien Debt	Second Lien Debt	Third Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2021	$27,503	$3,104,139	$18,164	$944,123	$3,950	$3,715	$756,109	$1,304,181	$6,161,884
Net realized (losses) gains on investments	—	(385)	—	—	—	10	(16,573)	5,294	(11,654)
Net change in unrealized (losses) gains	(2)	(26,884)	—	(13,597)	—	2,004	46,619	400,472	408,612
Net realized and unrealized (losses) gains	(2)	(27,269)	—	(13,597)	—	2,014	30,046	405,766	396,958
Purchases of portfolio investments	9,000	886,132	—	794,594	—	—	9,518	17,166	1,716,410
Payment-in-kind interest	1,349	57,926	—	1,755	—	—	—	—	61,030
Accretion (amortization) of discounts and premiums, net	—	6,079	—	1,929	—	—	(74,007)	—	(65,999)
Repayments and sales of portfolio investments	(1,636)	(574,467)	(18,164)	(285,671)	(3,950)	(10)	7,167	(33,503)	(910,234)
Transfers within Level 3(1)	—	38,748	—	(69,893)	—	—	—	31,145	—
Transfers out of Level 3(2)	—	(9,600)	—	—	—	—	—	—	(9,600)
Transfers into Level 3(2)	—	20,505	—	—	—	—	—	—	20,505
Fair value as of March 31, 2022	$36,214	$3,502,193	$—	$1,373,240	$—	$5,719	$728,833	$1,724,755	$7,370,954
(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
(2)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended December 31, 2021 one of our first lien notes transferred out of Level 2 to Level 3 because inputs to the valuation became unobservable. During the three months ended March 31, 2022 one of our first lien notes transferred out of Level 3 to Level 2 because inputs to the valuation became observable.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following tables show the aggregate changes in the fair value of our Level 3 investments during the nine months ended March 31, 2021:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2020	$2,259,292	$187,537	$2,785,499	$5,232,328
Net realized gains on investments	2,953	4,469	3	7,425
Net change in unrealized gains	323,967	107,582	84,571	516,120
Net realized and unrealized gains	326,920	112,051	84,574	523,545
Purchases of portfolio investments	199,562	45,081	468,335	712,978
Payment-in-kind interest	38,502	17,742	2,506	58,750
Accretion of discounts and premiums, net	324	6,682	9,845	16,851
Repayments and sales of portfolio investments	(102,658)	(69,108)	(501,471)	(673,237)
Transfers out of Level 3(2)	—	—	(35,665)	(35,665)
Fair Value as of March 31, 2021	$2,721,942	$299,985	$2,813,623	$5,835,550

	First Lien Revolving Line of Credit	First Lien Debt	1.5 Lien Debt	Second Lien Revolving Line of Credit	Second Lien Debt	Third Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2020	$28,405	$2,422,523	$1,981	$8,539	$1,263,427	$3,990	$51,079	$708,961	$743,423	$5,232,328
Net realized gains on investments	—	2,832	—	—	—	—	—	—	4,593	7,425
Net change in unrealized gains (losses)	54	130,107	—	—	60,691	—	(7,602)	36,794	296,076	516,120
Net realized and unrealized gains (losses)	54	132,939	—	—	60,691	—	(7,602)	36,794	300,669	523,545
Purchases of portfolio investments	4,000	473,976	14,363		101,229	—	—	—	119,410	712,978
Payment-in-kind interest	15	31,951	1,178	219	22,767	—	2,620	—	—	58,750
Accretion of discounts and premiums, net	—	3,690	—	—	1,878	—	6,439	4,844	—	16,851
Repayments and sales of portfolio investments	(5,291)	(361,562)	—	(8,758)	(240,645)	(20)	(47,241)	—	(9,720)	(673,237)
Transfers within Level 3(1)	—	314,743	—	—	(346,634)	—	—	—	31,891	—
Transfers out of Level 3(2)	—	(32,795)	—	—	(2,870)	—	—	—	—	(35,665)
Fair value as of March 31, 2021	$27,183	$2,985,465	$17,522	$—	$859,843	$3,970	$5,295	$750,599	$1,185,673	$5,835,550
(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
(2)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended December 31, 2020 one of our first lien notes and one of our second lien notes transferred out of Level 3 to Level 2 because the inputs to the valuation became observable. During the three months ended March 31, 2021 two of our first lien notes transferred out of Level 3 to Level 2 because the inputs to the valuation became observable.
For the nine months ended March 31, 2022 and March 31, 2021, the net change in unrealized gains (losses) on the investments that use Level 3 inputs was $407,396 and $400,225 for investments still held as of March 31, 2022 and March 31, 2021, respectively.

Impact of the novel coronavirus (“COVID-19”) pandemic
On March 11, 2020, the World Health Organization declared the novel coronavirus (the "COVID-19") as a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. COVID-19 had a devastating impact on the global economy, including the U.S. economy, and resulted in a global economic recession. Many states issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states, counties and cities in the United States, began to relax the early public health restrictions with a view to partially or fully reopening their economies, many cities, both globally and in

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

the United States, continue to experience, from time to time, surges in the reported number of cases and hospitalizations related to the COVID-19 pandemic. Increases in cases can and have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, the vaccine produced by Johnson & Johnson is currently authorized for emergency use, and the U.S. Food and Drug Administration (“FDA”) has granted full approval to the vaccines produced by Pfizer-BioNTech and Moderna, which will now be marketed as Comirnaty and Spikevax, respectively. However, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. Various factors could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a substantial economic downturn or recession, and our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged economic downturn or recession in the United States and other major markets.
The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies and SSN investments. The COVID-19 pandemic continues to have a particularly adverse impact on industries in which certain of our portfolio companies operate, including energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies and SSN investments after March 31, 2022, including for the reasons described herein. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.
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
The COVID-19 pandemic has adversely impacted the fair value of some of our investments as of March 31, 2022, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the COVID-19 pandemic. As a result, our valuations at March 31, 2022 may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of some of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may incur net unrealized losses or may incur realized losses after March 31, 2022, which could have a material adverse effect on our business, financial condition and results of operations.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2022 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
First Lien Debt	$1,656,095	Discounted cash flow (Yield analysis)	Market yield	6.8% to 16.9%	10.8%
First Lien Debt	506,564	Enterprise value waterfall (Market approach)	EBITDA multiple	5.5x to 11.0x	9.2x
First Lien Debt	134,728	Enterprise value waterfall (Market approach)	Revenue multiple	0.5x to 1.3x	1.0x
First Lien Debt	53,209	Enterprise value waterfall (Discounted cash flow)	Discount rate	7.7% to 9.7%	8.7%
First Lien Debt	12,199	Asset recovery analysis	Recoverable amount	n/a	n/a
First Lien Debt (1)	29,080	Enterprise value waterfall	Loss-adjusted discount rate	5.0% to 9.1%	7.8%
			Projected loss rates	0.0% to 1.5%	0.0%
First Lien Debt (1)	140,800	Enterprise value waterfall	Discount rate (3)	8.3% to 13.9%	10.4%
First Lien Debt (2)	423,186	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.4x to 3.5x	2.9x
			Earnings multiple	4.8x to 6.8x	6.2x
			Discount rate	12.2% to 13.2%	12.7%
First Lien Debt	20,260	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.3x to 1.5x	1.4x
First Lien Debt	562,286	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.0% to 7.5%	4.3%
Second Lien Debt	1,320,499	Discounted cash flow (Yield analysis)	Market yield	8.6% to 25.0%	11.6%
Second Lien Debt	46,457	Enterprise value waterfall (Market approach)	Revenue multiple	n/a	n/a
			EBITDA Multiple	0.8x to 9.5x	7.4x
			Tangible book value multiple	n/a	n/a
			Earnings multiple	4.8x to 5.8x	5.3x
Second Lien Debt	6,284	Asset recovery analysis	Recoverable amount	n/a	n/a
Unsecured Debt	5,719	Enterprise value waterfall (Market approach)	Revenue multiple	0.5x to 0.6x	0.5x
Subordinated Structured Notes	728,833	Discounted cash flow	Discount rate (3)	5.3% to 27.4%	16.9%
Preferred Equity	46,881	Enterprise value waterfall (Market approach)	Revenue multiple	0.8x to 1.6x	1.2x
Preferred Equity	1,195	Enterprise value waterfall (Market approach)	EBITDA multiple	4.0x to 5.0x	4.5x
Preferred Equity	14,750	Enterprise value waterfall (Market approach)	Discount rate	7.7% to 9.7%	8.7%
Common Equity/Interests/Warrants	490,278	Enterprise value waterfall (Market approach)	EBITDA multiple	1.8x to 11.0x	9.0x
Common Equity/Interests/Warrants	19,306	Enterprise value waterfall (Market approach)	Revenue multiple	0.5x to 2.0x	0.9x
Common Equity/Interests/Warrants (1)	13,471	Enterprise value waterfall	Loss-adjusted discount rate	5.0% to 9.1%	7.8%
			Projected loss rates	0.0% to 1.5%	0.0%
Common Equity/Interests/Warrants (2)	24,621	Enterprise value waterfall	Discount rate (3)	8.3% to 13.9%	10.4%
Common Equity/Interests/Warrants (4)	63,193	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.0% to 7.5%	4.3%
Common Equity/Interests/Warrants	296,672	Enterprise value waterfall (Market approach)	Tangible book value multiple	3.0x to 3.5x	3.3x
			Earnings multiple	5.8x to 6.8x	6.3x
			Discount rate	12.2% to 13.2%	12.7%
Common Equity/Interests/Warrants	11,454	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.4x to 2.8x	2.6x
			Earnings multiple	4.8x to 5.8x	5.3x
Common Equity/Interests/Warrants	30,054	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.3x to 1.5x	1.4x
Common Equity/Interests/Warrants	695,125	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.0% to 7.5%	4.3%
Common Equity/Interests/Warrants	5,817	Enterprise value waterfall (Discounted cash flow)	Discount rate	13.3% to 30.0%	21.2%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
Common Equity/Interests/Warrants	11,938	Asset recovery analysis	Recoverable amount	21.7% to 26.8%	24.3%
Total Level 3 Investments	$7,370,954

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
(4)Represents Residual Profit Interests in Real Estate Investments.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2021 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
First Lien Debt	$1,403,795	Discounted cash flow (Yield analysis)	Market yield	4.4% to 19.5%	9.2%
First Lien Debt	436,000	Enterprise value waterfall (Market approach)	EBITDA multiple	5.5x to 11.5x	9.7x
First Lien Debt	105,212	Enterprise value waterfall (Market approach)	Revenue multiple	0.8x to 1.6x	1.3x
First Lien Debt	75,406	Enterprise value waterfall (Discounted cash flow)	Discount rate	7.7% to 9.7%	8.7%
First Lien Debt	12,760	Asset recovery analysis	Recoverable amount	n/a	n/a
First Lien Debt (1)	6,600	Enterprise value waterfall	Loss-adjusted discount rate	3.9% to 9.5%	7.8%
			Projected loss rates	0.0% to 2.4%	0.1%
First Lien Debt (2)	90,200	Enterprise value waterfall	Discount rate (3)	6.8% to 12.4%	9.2%
First Lien Debt	324,708	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.9x to 3.1x	3.0x
			Earnings multiple	6.5x to 7.5x	7.0x
			Discount rate	13.0% to 14.0%	13.5%
First Lien Debt	20,260	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.2x to 1.4x	1.3x
First Lien Debt	656,701	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.8% to 8.1%	5.9%
1.5 Lien Debt	18,164	Discounted cash flow (Yield analysis)	Market yield	4.9% to 5.7%	5.3%
Second Lien Debt	869,050	Discounted cash flow (Yield analysis)	Market yield	6.7% to 25.0%	10.2%
Second Lien Debt	68,137	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.2x to 2.6x	2.4x
			Earnings multiple	6.0x to 7.0x	6.5x
Second Lien Debt	6,936	Asset recovery analysis	Recoverable amount	n/a	n/a
Third Lien Debt	3,950	Enterprise value waterfall (Market approach)	Revenue multiple	0.4x to 0.5x	0.5x
Unsecured Debt	3,715	Enterprise value waterfall (Market approach)	EBITDA multiple	7.5x to 8.5x	8.0x
Subordinated Structured Notes	756,109	Discounted cash flow	Discount rate (3)	0.1% to 31.0%	21.8%
Preferred Equity	19,857	Enterprise value waterfall (Market approach)	Revenue multiple	0.8x to 1.4x	1.1x
Preferred Equity	3,199	Enterprise value waterfall (Market approach)	EBITDA multiple	7.1x to 9.1x	8.1x
Common Equity/Interests/Warrants	507,539	Enterprise value waterfall (Market approach)	EBITDA multiple	5.5x to 11.5x	9.1x
Common Equity/Interests/Warrants	5,824	Enterprise value waterfall (Market approach)	Revenue multiple	0.4x to 0.5x	0.5x
Common Equity/Interests/Warrants (1)	4,068	Enterprise value waterfall	Loss-adjusted discount rate	3.9% to 9.5%	7.8%
			Projected loss rates	0.0% to 2.4%	0.1%
Common Equity/Interests/Warrants (2)	18,108	Enterprise value waterfall	Discount rate (3)	6.8% to 12.4%	9.2%
Common Equity/Interests/Warrants	379,572	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.8% to 8.1%	5.9%
Common Equity/Interests/Warrants	267,648	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.9x to 3.1x	3.0x
			Earnings multiple	6.5x to 7.5x	7.0x
			Discount rate	13.0% to 14.0%	13.5%
Common Equity/Interests/Warrants	9,886	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.2x to 2.6x	2.4x
			Earnings multiple	6.0x to 7.0x	6.5x
Common Equity/Interests/Warrants	27,733	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.2x to 1.4x	1.3x
Common Equity/Interests/Warrants (4)	34,507	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.8% to 8.1%	5.9%

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
During the nine months ended March 31, 2022, the valuation methodology for Dunn Paper Holdings, Inc. (“Dunn Paper”) changed to remove the yield analysis and incorporate the Current Value Method (“CVM”) approach, given Dunn Paper’s current liquidity and declining performance. As a result, the fair value of our investment in Dunn Paper decreased to $9,457 as of March 31, 2022, a discount of $1,997 to its amortized cost, compared to the unrealized discount of $82 recorded at June 30, 2021.

During the nine months ended March 31, 2022, the valuation methodology for First Brands Group LLC (“First Brands”) for the First Lien Term Loan changed to remove market quotes, which were less active in the current period. As a result of widened credit market spreads, the fair value of our investment in First Brands First Lien Term Loan decreased to $16,474 as of March 31, 2022, which is equal to its amortized cost, compared to the $153 unrealized appreciation recorded at June 30, 2021.

During the nine months ended March 31, 2022, the valuation methodology for Global Tel*Link Corporation (“GTL”) for the First Lien Term Loan changed to incorporate market quotes, which were more active in the current period. As a result of a decrease in the quoted price of the First Lien Term Loan, the fair value of our investment in GTL First Lien Term Loan decreased to $9,596 as of March 31, 2022, a premium of $113 from its amortized cost, compared to the $289 unrealized appreciation recorded at June 30, 2021.

During the nine months ended March 31, 2022, the valuation methodology for K&N Parent, Inc. (“K&N”) for the Second Lien Term Loan changed to incorporate the CVM approach due to a decline in enterprise value. As a result, our investment in K&N Second Lien Term Loan decreased to $18,001 as of March 31, 2022, a discount of $7,676 from its amortized cost, compared to the $272 unrealized appreciation recorded at June 30, 2021.

During the nine months ended March 31, 2022, the valuation methodology for The Octave Music Group, Inc (“Octave”) changed to incorporate the expected repayment of our investment, which occurred on April 1, 2022. As a result, the fair value of our investment in Octave decreased to $22,093 as of March 31, 2022, a premium of $236 from its amortized cost, compared to the $292 unrealized appreciation recorded at June 30, 2021.

During the nine months ended March 31, 2022, the valuation methodology for Research Now Group, Inc (“Research Now”) for the First Lien Term Loan changed to remove the yield method due to increased trading activity and liquidity of market quotes.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

As a result of widening market spreads and a decrease in market quotes, the fair value of our investment in Research Now First Lien Term Loan decreased to $9,479 as of March 31, 2022, a premium of $117 from its amortized cost, compared to the $267 unrealized appreciation recorded at June 30, 2021.

During the nine months ended March 31, 2022, the valuation methodology for Securus Technologies (‘Securus”) for the Second Lien Term Loan changed to incorporate market quotes, which were more active in the current period. As a result of credit spread tightening and decreased leverage, the fair value of our investment in Securus Second Lien Term Loan increased to $50,007 as of March 31, 2022, a discount of $565 from its amortized cost, compared to the $1,233 unrealized loss recorded at June 30, 2021.

During the nine months ended March 31, 2022, the valuation methodology for Sorenson Communications, LLC (“Sorenson”) changed to remove market quotes, which were less active in the current period. As a result of widening market spreads, the fair value of our investment in Sorenson decreased to $16,200 as of March 31, 2022, a premium of $144 to its amortized cost, compared to the $171 unrealized appreciation recorded at June 30, 2021.

During the nine months ended March 31, 2022, the valuation methodology Town & Country Holdings, Inc. (“Town & Country”) changed to incorporate a combined yield method due to near term maturity. As a result of the economics from a recent amendment, the fair value of our investment in Town & Country increased to $163,165 as of March 31, 2022, which is equal to its amortized cost, compared to a fair value of $160,145 as of June 30, 2021, also equal to its amortized cost.

During the nine months ended March 31, 2022, the valuation methodology for Universal Fiber Systems, LLC (“Universal Fiber”) changed to incorporate the expected repayment of our investment, which occurred on April 7, 2022. As a result of the company’s performance, the fair value of our investment in Universal Fiber increased to $37,000, a premium of $53 from its amortized cost, compared to the $353 unrealized loss recorded at June 30, 2021.

During the nine months ended March 31, 2022, we received partial repayments of $289,882 of our loans previously outstanding with NPRC and provided $268,547 of debt financing and $11,620 of equity financing to NPRC for the acqusition of real estate properties, to fund capital expenditures for existing real estate properties, to provide working capital, to fund purchases of rated secured structured notes, and to support the purchase of high yield corporate debt.

The online consumer loan investments held by certain of NPRC’s wholly owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 36 to 84 months. As of March 31, 2022, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 626 individual loans, residual interest in four securitizations, and one high yield corporate bond, and had an aggregate fair value of $40,279. The average outstanding individual loan balance is approximately $4 and the loans mature on dates ranging from April 1, 2022 to April 19, 2025 with a weighted-average outstanding term of 14 months as of March 31, 2022. Fixed interest rates range from 6.0% to 36.0% with a weighted-average current interest rate of 20.0%. As of March 31, 2022, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $29,080.
As of March 31, 2022, based on outstanding principal balance, 24.1% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 38.5% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 37.5% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$545	$539	8.0% - 20.5%	12.4%
Prime	871	841	6.0% - 25.0%	18.3%
Near Prime	848	854	17.0% - 36.0%	26.7%
*Weighted by outstanding principal balance of the online consumer loans.

The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of March 31, 2022, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 58 investments with a fair value of $303,060 and face value of $315,813. The average outstanding note is approximately $5,445 with an expected maturity date ranging from April 2026 to January 2032 and weighted-average expected maturity of 7 years as of March 31, 2022. Coupons range from three-month LIBOR (“3ML”) plus

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

5.31% to 9.45% with a weighted-average coupon of 3ML + 7.1%. As of March 31, 2022, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $140,800.
As of March 31, 2022, based on outstanding notional balance, 17.8% of the portfolio was invested in Single - B rated tranches and 82.2% of the portfolio in BB rated tranches.
As of March 31, 2022, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $743,996 and a fair value of $1,528,576, including our investment in online consumer lending and rated secured structured notes as discussed above. The fair value of $1,358,696 related to NPRC’s real estate portfolio was comprised of forty-seven multi-family properties, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of March 31, 2022.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	13,494
3	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
4	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
5	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	15,144
6	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,310
7	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	29,207
8	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	16,620
9	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	16,852
10	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	24,093
11	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	18,749
12	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,431
13	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	25,488
14	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	42,748
15	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,654
16	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,726
17	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,077
18	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	31,837
19	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	50,704
20	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
21	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	14,679
22	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
23	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
24	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
25	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	54,591
26	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,934
27	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
28	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
29	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	39,525
30	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,374
31	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
32	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
33	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
34	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
35	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
36	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,793
37	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,545
38	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
39	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	27,590
40	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
41	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
42	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
43	NPRC Grayson LLC	Grayson, GA	12/14/2020	47,860	40,500
44	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
45	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
46	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000
47	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
48	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	38,175
49	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	16,950
50	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	31,050
51	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	33,825
52	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	98,800
53	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	73,000
54	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
55	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	33,830
56	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	28,350
57	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	22,500
58	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
				2,525,726	2,083,929
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
On January 18, 2022, we received proceeds for our investment in Sudbury Mill CLO Ltd. of $516. We recorded a realized gain of $516 as a result of this transaction.
On January 21, 2022, we sold our investment in Brookside Mill CLO Ltd. for proceeds of $6,443. We recorded a realized loss of $7,683 as a result of this transaction.
On March 18, 2022, we sold our First Lien Term Loan for Dunn Paper, Inc. for proceeds of $4,055. We recorded a realized loss of $385 as a result of this transaction.
On March 29, 2022, we received a dividend distribution for our Common Stock in NMMB, Inc. in the amount of $22,152. We recorded a realized gain of $5,294 as a result of this transaction.
As of March 31, 2022, $4,245,990 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR or SOFR floors ranging from 0.0% - 3.0%. As of March 31, 2022, $730,353 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 1.0% - 22.0%. As of June 30, 2021, $3,462,243 of our loans to portfolio companies, at fair value, bore interest at floating rates and have LIBOR floors ranging from 0.0% to 3.0%. As of June 30, 2021, $679,245 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 8.25% to 22.0%.
As of March 31, 2022 and June 30, 2021, the cost basis of our loans on non-accrual status amounted to $169,949 and $169,949, respectively, with fair value of $30,200 and $38,751, respectively. The fair values of these investments represent approximately 0.4% and 0.6% of our total assets at fair value as of March 31, 2022 and June 30, 2021, respectively.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of March 31, 2022 and June 30, 2021, we had $43,351 and $67,385, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of March 31, 2022 and June 30, 2021.
We have guaranteed $2,737 in standby letters of credit issued through a financial intermediary and $1,835 of equipment lease obligations on behalf of InterDent, Inc. (“InterDent”) as of March 31, 2022. Under these arrangements, we would be required to make payments to the financial intermediary or equipment lease provider, respectively, if InterDent was to default on their related payment obligations. As of March 31, 2022, we have not recorded a liability on the statement of assets and liabilities for these guarantees as the likelihood of default on the standby letters of credit or equipment lease is deemed to be remote.
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
During the three months ended March 31, 2022, NPRC was deemed to be a significant subsidiary. The following table shows summarized income statement information for NPRC for the periods included in this quarterly report:

	Three Months Ended March 31,		Nine Months Ended March 31,
Summary Statement of Operations	2022	2021	2022	2021
Total income	$104,120	$95,906	$630,858	$242,930
Operating expenses	39,541	42,568	131,242	113,511
Operating income	64,579	53,338	499,616	129,419
Interest expense	(59,607)	(45,090)	(175,038)	(129,991)
Depreciation and amortization	(28,154)	(30,524)	(83,201)	(73,841)
Fair value adjustment	(2,274)	1,449	960	6,657
Net income (loss)	$(25,456)	$(20,827)	$242,337	$(67,756)

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

On April 28, 2021, we amended the 2019 Facility and closed an expanded five year revolving credit facility (the “2021 Facility” and collectively with the 2014 Facility, the 2018 Facility, and the 2019 Facility, the “Revolving Credit Facility”). The lenders had extended commitments of $1,500,000 as of March 31, 2022. The 2021 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The Revolving Credit Facility matures on April 27, 2026. It includes a revolving period that extends through April 27, 2025, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due, if required by the lenders.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The Revolving Credit Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. The Revolving Credit Facility also requires the maintenance of a minimum liquidity requirement. As of March 31, 2022, we were in compliance with the applicable covenants.
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
For the nine months ended March 31, 2022 and March 31, 2021, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Average stated interest rate	2.14%	2.32%	2.14%	2.35%
Average outstanding balance	$737,280	$373,734	$546,080	$376,646
As of March 31, 2022 and June 30, 2021, we had $730,410 and $640,853, respectively, available to us for borrowing under the Revolving Credit Facility, net of $699,440 and $356,937 outstanding borrowings as of the respective balance sheet dates. As of March 31, 2022, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility had an aggregate fair value of $2,559,645, which represents 34.3% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $1,500,000. The release of any assets from PCF requires the approval of the facility agent.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

In connection with the origination and amendments of the Revolving Credit Facility, we incurred $18,746 of new fees and $7,509 were carried over from the previous facilities, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of March 31, 2022, $11,504 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended March 31, 2022 and March 31, 2021, we recorded $6,452 and $4,509, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the nine months ended March 31, 2022 and March 31, 2021, we recorded $16,153 and $13,772, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On August 26, 2021, we commenced a tender offer to purchase for cash up to $60,000 aggregate principal outstanding amount of the 2022 Notes at the purchase price of $102.50, plus accrued and unpaid interest (“2022 Notes August 2021 Tender Offer”). On September 24, 2021, $50,554 aggregate principal amount of the 2022 Notes, representing 45.52% of the previously outstanding 2022 Notes, were validly tendered and accepted. The 2022 Notes August 2021 Tender Offer resulted in our recognizing a loss of $1,584. As of March 31, 2022, the outstanding aggregate principal amount of the 2022 Notes is $60,501.
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

On December 28, 2020, we commenced a tender offer to purchase for cash up to $20,000 aggregate principal amount of the 2025 Notes at the purchase price of $111.00, plus accrued and unpaid interest (“2025 Notes December 2020 Tender Offer”). On January 27, 2021, $20,000 aggregate principal amount of the 2025 Notes, representing 9.94% of the previously outstanding 2025 Notes, were validly tendered and accepted. The 2025 Notes December 2020 Tender Offer resulted in our recognizing a loss of $2,676 during the three months ended March 31, 2021. On February 16, 2021, we repurchased an additional $25,082 aggregate principal amount of the 2025 Notes, representing 13.84% of the previously outstanding 2025 Notes, at a price of $107.50, including commissions. As a result of this transaction, we recorded a loss of $2,466, in the amount of the difference between the reacquisition price and the net carrying amount of the 2025 Notes, net of the proportionate amount of unamortized debt issuance costs. As of March 31, 2022, the outstanding aggregate principal amount of the 2025 Notes is $156,168.

Certain key terms related to the convertible features for the 2022 Notes, and the 2025 Notes (collectively, the “Convertible Notes”) are listed below.

	2022 Notes	2025 Notes
Initial conversion rate(1)	100.2305	110.7420
Initial conversion price	$9.98	$9.03
Conversion rate at March 31, 2022(1)(2)	100.2305	110.7420
Conversion price at March 31, 2022(2)(3)	$9.98	$9.03
Last conversion price calculation date	4/11/2021	3/1/2022
Dividend threshold amount (per share)(4)	$0.083330	$0.060000
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
In connection with the issuance of the Convertible Notes, we recorded a discount of $3,369 and debt issuance costs of $9,035 which are being amortized over the terms of the Convertible Notes. As of March 31, 2022, $1,643 of the original issue discount and $1,151 of the debt issuance costs remain to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended March 31, 2022 and March 31, 2021, we recorded $3,550 and $4,870, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the nine months ended March 31, 2022 and March 31, 2021, we recorded $11,333 and $17,905, respectively, of interest costs and amortization of financing costs on the Covertible Notes as interest expense.
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
On April 7, 2021, we commenced a tender offer to purchase for cash up to $30,000 aggregate principal amount of the 2023 Notes at the purchase price of $104.15, plus accrued and unpaid interest (“2023 Notes April 2021 Tender Offer”). On May 4, 2021, $836 aggregate principal amount of the 2023 Notes were tendered, representing 0.29% of the previously outstanding 2023 Notes. The 2023 Notes April 2021 Tender Offer resulted in our recognizing a loss of $43 during the three months ended June 30, 2021. As of March 31, 2022, the outstanding aggregate principal amount of the 2023 Notes is $284,219.
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
On October 8, 2021, we commenced a tender offer to purchase for cash any and all of the $81,389 aggregate principal amount of the 6.375% 2024 Notes at a purchase price of $107.75, plus accrued and unpaid interest (“6.375% 2024 Notes October 2021 Tender Offer”). On October 15, 2021, $149 aggregate principal amount of the 6.375% 2024 Notes, representing 0.18% of the previously outstanding 6.375% 2024 Notes, were validly tendered and accepted. The 6.375% 2024 Notes October 2021 Tender Offer resulted in our recognizing a loss of $12. As of March 31, 2022, the outstanding aggregate principal amount of the 6.375% 2024 Notes is $81,240.

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
2026 Notes
On January 22, 2021, we issued $325,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Original 2026 Notes”). The Original 2026 Notes bear interest at a rate of 3.706% per year, payable semi-annually on July 22, and January 22 of each year, beginning on July 22, 2021. Total proceeds from the issuance of the 2026 Notes, net of underwriting discounts and offering costs, were $317,720. On February 19, 2021, we issued an additional $75,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Additional 2026 Notes”, and together with the Original 2026 Notes, the “2026 Notes”). The Additional 2026 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2026 Notes and bear interest at a rate of 3.706% per year, payable semi-annually on July 22 and January 22 of each year, beginning July 22, 2021. Total proceeds from the issuance of the Additional 2026 Notes, net of underwriting discounts and offering costs, were $74,061. As of March 31, 2022, the outstanding aggregate principal amount of the 2026 Notes is $400,000.
3.364% 2026 Notes
On May 27, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on November 15, 2026 (the “3.364% 2026 Notes”). The 3.364% 2026 Notes bear interest at a rate of 3.364% per year, payable semi-annually on November 15, and May 15 of each year, beginning on November 15, 2021. Total proceeds from the issuance of the 3.364% 2026 Notes, net of underwriting discounts and offering costs, were $293,283. As of March 31, 2022, the outstanding aggregate principal amount of the 3.364% 2026 Notes is $300,000.
3.437% 2028 Notes
On September 30, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on October 15, 2028 (the “3.437% 2028 Notes”). The 3.437% 2028 Notes bear interest at a rate of 3.437% per year, payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2022. Total proceeds from the issuance of the 3.437% 2028 Notes, net of underwriting discounts and offering costs, were $291,798. As of March 31, 2022, the outstanding aggregate principal amount of the 3.437% 2028 Notes is $300,000.
The 2023 Notes, the 6.375% 2024 Notes, the 2026 Notes, the 3.364% 2026 Notes, and the 3.437% 2028 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $15,802 and debt issuance costs of $17,834, which are being amortized over the term of the notes. As of March 31, 2022, $11,854 of the original issue discount and $11,747 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended March 31, 2022 and March 31, 2021, we recorded $15,581 and $12,879, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the nine months ended March 31, 2022 and March 31, 2021, we recorded $46,336 and $38,441, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.

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
On February 13, 2020, the September 2019 Selling Agent Agreement was terminated, and we entered into a new selling agent agreement with InspereX LLC (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with the previously authorized selling agent agreements, the “InterNotes® Offerings”). Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of March 31, 2022, $340,774 aggregate principal amount of Prospect Capital InterNotes® were outstanding.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the nine months ended March 31, 2022, we issued $155,909 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $152,441. These notes were issued with stated interest rates ranging from 2.25% to 4.63% with a weighted average interest rate of 3.48%. These notes will mature between February 15, 2025 and March 15, 2052. The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2022:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$1,499	2.50%	2.50%	February 15, 2025 – March 15, 2025
5	58,068	2.25% – 4.50%	3.26%	July 15, 2026 – March 15, 2027
7	20,929	2.75% – 4.25%	3.02%	July 15, 2028 – February 15, 2029
10	22,435	3.15% – 4.50%	3.38%	July 15, 2031 – March 15, 2032
12	2,422	3.70%	3.70%	July 15, 2033
15	15,041	3.50% – 4.50%	3.84%	July 15, 2036 – February 15, 2037
30	35,515	4.00% – 4.63%	4.06%	July 15, 2051 – March 15, 2052
	$155,909
During the nine months ended March 31, 2021, we issued $109,562 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $107,830. These notes were issued with stated interest rates ranging from 1.50% to 6.00% with a weighted average interest rate of 4.70%. These notes mature between Janaury 15, 2024 and April 15, 2031. The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2021:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$662	1.50%	1.50%	January 15, 2024
5	$62,567	3.00% – 5.50%	4.60%	July 15, 2025 – April 15, 2026
7	16,921	3.25% – 5.75%	4.84%	July 15, 2027 – April 15, 2028
10	29,412	3.50% – 6.00%	4.90%	July 15, 2030 – April 15, 2031
	$109,562

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

During the nine months ended March 31, 2022, we repaid $1,223 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. In order to replace short maturity debt with longer-term debt, we redeemed $322,623 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 5.45%. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the nine months ended March 31, 2022 was $6,403.

The following table summarizes the Prospect Capital InterNotes® outstanding as of March 31, 2022:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$2,161	1.50% – 2.50%	2.19%	January 15, 2024 – March 15, 2025
5	88,361	2.25% – 4.50%	3.17%	January 15, 2026 – March 15, 2027
6	15,107	3.00%	3.00%	June 15, 2027 – July 15, 2027
7	29,252	2.75% – 4.25%	3.17%	January 15, 2028 – February 15, 2029
8	3,511	3.40% – 3.50%	3.45%	June 15, 2029 – July 15, 2029
10	77,185	3.15% – 4.50%	3.85%	August 15, 2029 – March 15, 2032
12	15,066	3.70% – 4.00%	3.95%	June 15, 2033 – July 15, 2033
15	15,041	3.50% – 4.50%	3.84%	July 15, 2036 – February 15, 2037
18	3,085	4.50% – 5.00%	4.73%	January 15, 2031 – April 15, 2031
20	1,597	5.75%	5.75%	November 15, 2032
25	8,036	6.25% – 6.50%	6.37%	November 15, 2038 – May 15, 2039
30	82,372	4.00% – 6.63%	5.29%	November 15, 2042 – March 15, 2052
	$340,774

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
	$508,711
In connection with the issuance of Prospect Capital InterNotes®, we incurred $25,485 of fees which are being amortized over the term of the notes, of which $7,196 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of March 31, 2022.
During the three months ended March 31, 2022 and March 31, 2021, we recorded $3,652 and $10,515, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the nine months ended March 31, 2022 and March 31, 2021, we recorded $13,130 and $30,431, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Note 8. Fair Value and Maturity of Debt Outstanding
As of March 31, 2022, our asset coverage ratio stood at 282.6% based on our outstanding senior securities representing indebtedness of $2,622,342 and our asset coverage ratio on our senior securities that are stock was 230.0%. As of June 30, 2021, our asset coverage ratio stood at 274.0% based on our outstanding senior securities representing indebtedness of $2,267,649 and our asset coverage ratio on our senior securities that are stock was 258.4%. Refer to Note 9, Equity Offerings, Offering Expenses and Distributions for additional discussion on our senior securities that are stock.
Information about our senior securities is shown in the following table as of the end of each of the last ten fiscal years and as of March 31, 2022. (All figures in this item are in thousands except per unit data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Credit Facility
Fiscal 2022 (as of March 31, 2022)	$699,440	$10,594	—	—
Fiscal 2021 (as of June 30, 2021)	356,937	17,408	—	—
Fiscal 2020 (as of June 30, 2020)	237,536	22,000	—	—
Fiscal 2019 (as of June 30, 2019)	167,000	34,298	—	—
Fiscal 2018 (as of June 30, 2018)	37,000	155,503	—	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Fiscal 2017 (as of June 30, 2017)	—	—	—	—
Fiscal 2016 (as of June 30, 2016)	—	—	—	—
Fiscal 2015 (as of June 30, 2015)	368,700	18,136	—	—
Fiscal 2014 (as of June 30, 2014)	92,000	69,470	—	—
Fiscal 2013 (as of June 30, 2013)	124,000	34,996	—	—
Fiscal 2012 (as of June 30, 2012)	96,000	22,668	—	—

2015 Notes(5)
Fiscal 2015 (as of June 30, 2015)	$150,000	$2,241	—	—
Fiscal 2014 (as of June 30, 2014)	150,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	150,000	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	150,000	3,277	—	—

2016 Notes(6)
Fiscal 2016 (as of June 30, 2016)	$167,500	$2,269	—	—
Fiscal 2015 (as of June 30, 2015)	167,500	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	167,500	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	167,500	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	167,500	3,277	—	—

2017 Notes(7)
Fiscal 2017 (as of June 30, 2017)	$50,734	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	129,500	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	130,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	130,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	130,000	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	130,000	3,277	—	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

2018 Notes(8)
Fiscal 2017 (as of June 30, 2017)	$85,419	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	200,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	200,000	2,578	—	—

2019 Notes(10)
Fiscal 2018 (as of June 30, 2018)	$101,647	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	200,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	200,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	200,000	2,578	—	—

5.00% 2019 Notes(11)
Fiscal 2018 (as of June 30, 2018)	$153,536	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	300,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	300,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	300,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	300,000	2,305	—	—

2020 Notes (14)
Fiscal 2019 (as of June 30, 2019)	$224,114	$2,365	—	—
Fiscal 2018 (as of June 30, 2018)	392,000	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	392,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	392,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	392,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	400,000	2,305	—	—

6.95% 2022 Notes(9)
Fiscal 2014 (as of June 30, 2014)	$100,000	$2,305	—	$1,038
Fiscal 2013 (as of June 30, 2013)	100,000	2,578	—	1,036
Fiscal 2012 (as of June 30, 2012)	100,000	3,277	—	996

2022 Notes
Fiscal 2022 (as of March 31, 2022)	$60,501	$2,826	—	—
Fiscal 2021 (as of June 30, 2021)	111,055	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	258,240	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	328,500	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	328,500	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	225,000	2,251	—	—

2023 Notes(12)
Fiscal 2022 (as of March 31, 2022)	$284,219	$2,826	—	—
Fiscal 2021 (as of June 30, 2021)	284,219	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	319,145	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	318,863	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	318,675	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	248,507	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	248,293	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	248,094	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	247,881	2,305	—	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Fiscal 2013 (as of June 30, 2013)	247,725	2,578	—	—

2024 Notes(15)
Fiscal 2020 (as of June 30, 2020)	$233,788	$2,408	—	$959
Fiscal 2019 (as of June 30, 2019)	234,443	2,365	—	1,002
Fiscal 2018 (as of June 30, 2018)	199,281	2,452	—	1,029
Fiscal 2017 (as of June 30, 2017)	199,281	2,251	—	1,027
Fiscal 2016 (as of June 30, 2016)	161,364	2,269	—	951

6.375% 2024 Notes(12)
Fiscal 2022 (as of March 31, 2022)	$81,240	$2,826	—	—
Fiscal 2021 (as of June 30, 2021)	81,389	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	99,780	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	99,726	2,365	—	—

2025 Notes
Fiscal 2022 (as of March 31, 2022)	$156,168	$2,826	—	—
Fiscal 2021 (as of June 30, 2021)	156,168	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	201,250	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	201,250	2,365	—	—

2026 Notes
Fiscal 2022 (as of March 31, 2022)	$400,000	$2,826	—	—
Fiscal 2021 (as of June 30, 2021)	400,000	2,740	—	—

3.364% 2026 Notes
Fiscal 2022 (as of March 31, 2022)	$300,000	$2,826	—	—
Fiscal 2021 (as of June 30, 2021)	300,000	2,740	—	—

3.437% 2028 Notes
Fiscal 2022 (as of March 31, 2022)	$300,000	$2,826	—	—

2028 Notes(16)
Fiscal 2020 (as of June 30, 2020)	$70,761	$2,408	—	$950
Fiscal 2019 (as of June 30, 2019)	70,761	2,365	—	984
Fiscal 2018 (as of June 30, 2018)	55,000	2,452	—	1,004

2029 Notes(17)
Fiscal 2021 (as of June 30, 2021)	69,170	2,740	—	1,028
Fiscal 2020 (as of June 30, 2020)	69,170	2,408	—	970
Fiscal 2019 (as of June 30, 2019)	69,170	2,365	—	983

Prospect Capital InterNotes®
Fiscal 2022 (as of March 31, 2022)	$340,774	$2,826	—	—
Fiscal 2021 (as of June 30, 2021)	508,711	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	680,229	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	707,699	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	760,924	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	980,494	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	908,808	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	827,442	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	785,670	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	363,777	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	20,638	3,277	—	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Preferred Stock
Fiscal 2022 (as of March 31, 2022)	$599,035	$2,300	—	—
Fiscal 2021 (as of June 30, 2021)	137,040	2,584	—	—

All Senior Securities(12)(13)
Fiscal 2022 (as of March 31, 2022)	$3,221,377	$2,300	—	—
Fiscal 2021 (as of June 30, 2021)	2,404,689	2,584	—	—
Fiscal 2020 (as of June 30, 2020)	2,169,899	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	2,421,526	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	2,346,563	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	2,681,435	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	2,707,465	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	2,983,736	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	2,773,051	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	1,683,002	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	664,138	3,277	—	—

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
(13)While we do not consider commitments to fund under revolving arrangements to be Senior Securities, if we were to elect to treat such unfunded commitments, which were $43,351 as of March 31, 2022 as Senior Securities for purposes of Section 18 of the 1940 Act, our asset coverage per unit would be $2,270.
(14)We repaid the outstanding principal amount of the 2020 Notes on April 15, 2020.
(15)We redeemed the 2024 Notes on February 16, 2021.
(16)We redeemed the 2028 Notes on June 15, 2021.
(17)We redeemed the 2029 Notes on December 30, 2021.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following table shows our outstanding debt as of March 31, 2022:

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value(1)		Effective Interest Rate
Revolving Credit Facility(2)	$699,440	$11,504	$699,440	(3)	$699,440		1ML+2.05%	(6)

2022 Notes	60,501	121	60,380		60,751	(4)	5.63%	(7)
2025 Notes	156,168	2,673	153,495		167,009	(4)	6.63%	(7)
Convertible Notes	216,669		213,875		227,760

2023 Notes	284,219	804	283,415		290,847	(4)	6.07%	(7)
6.375% 2024 Notes	81,240	339	80,901		83,502	(4)	6.57%	(7)
2026 Notes	400,000	7,600	392,400		378,172	(4)	3.98%	(7)
3.364% 2026 Notes	300,000	6,342	293,658		275,646	(4)	3.60%	(7)
3.437% 2028 Notes	300,000	8,516	291,484		258,249	(4)	3.64%	(7)
Public Notes	1,365,459		1,341,858		1,286,416

Prospect Capital InterNotes®	340,774	7,196	333,578		361,624	(5)	5.73%	(8)
Total	$2,622,342		$2,588,751		$2,575,240
(1)As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of March 31, 2022.
(2)The maximum draw amount of the Revolving Credit facility as of March 31, 2022 is $1,500,000.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following table shows our outstanding debt as of June 30, 2021:

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility(2)	$356,937	$11,141	$356,937	(3)	$356,937		1ML+2.05%	(6)

2022 Notes	111,055	825	110,230		113,799	(4)	5.69%	(7)
2025 Notes	156,168	3,298	152,870		171,590	(4)	6.63%	(7)
Convertible Notes	267,223		263,100		285,389

2023 Notes	284,219	1,397	282,822		302,616	(4)	6.07%	(7)
6.375% 2024 Notes	81,389	467	80,922		88,996	(4)	6.57%	(7)
2026 Notes	400,000	8,768	391,232		413,032	(4)	3.94%	(7)
3.364% 2026 Notes	300,000	7,279	292,721		300,693	(4)	3.57%	(7)
2029 Notes	69,170	2,150	67,020		71,336	(4)	7.38%	(7)
Public Notes	1,134,778		1,114,717		1,176,673

Prospect Capital InterNotes®	508,711	10,496	498,215		591,013	(5)	6.17%	(8)
Total	$2,267,649		$2,232,969		$2,410,012

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
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of March 31, 2022:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$699,440	$—	$—	$699,440	$—
Convertible Notes	216,669	60,501	156,168	—	—
Public Notes	1,365,459	284,219	81,240	700,000	300,000
Prospect Capital InterNotes®	340,774	—	2,161	88,361	250,252
Total Contractual Obligations	$2,622,342	$344,720	$239,569	$1,487,801	$550,252

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
Preferred Stock
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”), pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and dealer manager for the Company’s offering of up to 40,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock will initially be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), and the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”). In connection with such offering, on August 3, 2020, we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland (“SDAT”), reclassifying and designating 120,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as “Convertible Preferred Stock.” On October 30, 2020, and amended on February 18, 2022, we entered into a Dealer Manager Agreement with InspereX LLC, pursuant to which InspereX LLC has agreed to serve as the Company’s agent and dealer manager for the Company’s offering of up to 10,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock will initially be issued in multiple series, including the 5.50% Series AA1 Preferred Stock (the “Series AA1 Preferred Stock”) and the 5.50% Series MM1 Preferred Stock (the “Series MM1 Preferred Stock” and together with the Series M1 Preferred Stock and the Series M2 Preferred Stock, the “Series M Preferred Stock”). In connection with such offering, on October 30, 2020 and February 17, 2022, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 40,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as Convertible Preferred Stock. On May 19, 2021, we entered into an Underwriting Agreement with UBS Securities LLC, relating to the offer and sale of 187,000 shares, par value $0.001 per share, of 5.50% Series A2 Preferred Stock, with a liquidation preference of $25.00 per share (the “Series A2 Preferred Stock”, and together with the Series A1 Preferred Stock, Series M1 Preferred Stock, Series M2 Preferred Stock, Series AA1 Preferred Stock, and Series MM1 Preferred Stock, the “5.50% Preferred Stock”). The issuance of the Series A2 Preferred Stock settled on May 26, 2021. In connection with such offering, on May 19, 2021, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 1,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as Convertible Preferred Stock.

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
For so long as the Series A Preferred Stock is outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, and in accordance with ASC 480, we have presented both our 5.50% Preferred Stock and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of March 31, 2022.
During the nine months ended March 31, 2022, we issued 11,230,210 shares of our Series A1 Preferred Stock for net proceeds of $253,786, 1,251,361 shares of our Series M1 Preferred Stock for net proceeds of $30,372, and 6,000,000 shares of our Series A Preferred Stock for net proceeds of $145,275, each excluding offering costs and preferred stock dividend reinvestments.
Shares of the 5.50% Preferred Stock will pay a monthly dividend, when and if declared by the Board, at a fixed annual rate of 5.50% per annum of the Stated Value of $25.00 per share (computed on the basis of a 360-day year consisting of twelve 30-day months), payable in cash or through the issuance of additional 5.50% Preferred Stock through the 5.50% Preferred Stock DRIP.
Shares of the Series A Preferred Stock will pay a quarterly dividend, when and if declared by the Board, at a fixed annual rate of 5.35% per annum of the Stated Value of $25.00 per share (computed on the basis of a 360-day year consisting of twelve 30-day months), payable in cash
During the nine months ended March 31, 2022 and March 31, 2021, we distributed approximately $11,078 and $446, respectively, to our 5.50% Preferred Stock holders. During the nine months ended March 31, 2022, we distributed approximately $4,302 to our 5.35% Series A Preferred Stock holders. Our distributions to our 5.50% Preferred Stock holders and 5.35% Series A Preferred Stock holders for the nine months ended March 31, 2022 and March 31, 2021, are summarized in the following table:

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Declaration Date	Record Date	Payment Date	Amount ($ per share), before pro ration for partial periods	Amount Distributed
5.50% Preferred Stock holders
11/6/2020	11/18/2020	12/1/2020	$0.114583	$13
12/4/2020	12/21/2020	1/4/2021	0.114583	33
12/4/2020	1/20/2021	2/1/2021	0.114583	75
12/4/2020	2/17/2021	3/1/2021	0.114583	97
2/9/2021	3/17/2021	4/1/2021	0.114583	228
Distributions for the nine months ended March 31, 2021				$446

5/7/2021	7/21/2021	8/2/2021	$0.114583	$680
5/7/2021	8/18/2021	9/1/2021	0.114583	786
8/24/2021	9/15/2021	10/1/2021	0.114583	941
8/24/2021	10/20/2021	11/1/2021	0.114583	1,054
8/24/2021	11/17/2021	12/1/2021	0.114583	1,197
11/5/2021	12/15/2021	1/3/2022	0.114583	1,296
11/5/2021	1/19/2022	2/1/2022	0.114583	1,498
11/5/2021	2/16/2022	3/1/2022	0.114583	1,688
2/7/2022	3/23/2022	4/1/2022	0.114583	1,938
Distributions for the nine months ended March 31, 2022				$11,078

5.35% Series A Preferred Stock holders
8/24/2021	10/20/2021	11/1/2021	$0.382674	$2,296
11/5/2021	1/19/2022	2/1/2022	0.334375	2,006
Distributions for the nine months ended March 31, 2022				$4,302
The above table includes dividends paid during the nine months ended March 31, 2022. It does not include distributions previously declared to the 5.50% Preferred Stock holders and 5.35% Series A Preferred Stock holders of record for any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and paid subsequent to March 31, 2022:
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on April 20, 2022 with a payment date of May 2, 2022
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on May 18, 2022 with a payment date of June 1, 2022
•$0.334375 per share (before pro ration for partial period holders of record) for 5.35% Series A Preferred Stock holders of record on April 20, 2022 with a payment date of May 2, 2022
As of March 31, 2022, we have accrued approximately $30 and $1,338 in dividends that have not yet been declared for our 5.50% Preferred Stock holders and 5.35% Series A Preferred Stock holders, respectively.
During the nine months ended March 31, 2022, we issued 8,428 shares of our Series A1 Preferred Stock and 176 shares of our Series M1 Preferred Stock, in connection with the Preferred Stock Dividend Reinvestment Plan.
During the nine months ended March 31, 2022, 10,350 shares of our Series A1 Preferred Stock were converted to 29,749 shares of our common stock, in connection with Holder Optional Conversions.
The conversion rights discussed above are accounted for as share settled redemption features and are determined to be clearly and closely related to the preferred stock host instruments. As such, we determined that no bifurcation was necessary.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following table shows our outstanding Preferred Stock as of March 31, 2022.

Series	Shares Outstanding	Liquidation Value
Series A1	16,394,214	$409,855
Series M1	1,380,203	34,505
Series A2	187,000	4,675
Series A	6,000,000	150,000
Total	23,961,417	$599,035
The following table shows our outstanding Preferred Stock as of June 30, 2021.

Series	Shares Outstanding	Liquidation Value
Series A1	5,163,926	$129,098
Series M1	130,666	3,267
Series A2	187,000	4,675
Total	5,481,592	$137,040
Preferred Stock issued prior to the issuance of our 5.35% Series A Preferred Stock has a carrying value equal to liquidation value per share on our Consolidated Statements of Assets and Liabilities. Subsequent issuances of our Preferred Stock classified as temporary equity are recorded net of issuance costs. The carrying value is inclusive of cumulative accrued and unpaid dividends as of March 31, 2022.
Common Stock
Our common stockholders’ equity accounts as of March 31, 2022 and June 30, 2021 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% Preferred Stock Holder Optional Conversion. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify stockholders of our intention to purchase our common stock.
We did not repurchase any shares of our common stock under the Repurchase Program for the nine months ended March 31, 2022 and March 31, 2021. As of March 31, 2022, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
On June 12, 2020, we entered into equity distribution agreements with each of RBC Capital Markets, LLC, Barclays Capital Inc., and KeyBanc Capital Markets Inc. pursuant to which we may offer and sell, by means of at-the-market offerings, up to 50,000,000 shares of our $0.001 par value Common Stock (“Common Stock ATM”).

Excluding common stock dividend reinvestments and shares issued in connection with the 5.50% Preferred Stock Holder Optional Conversion, during the nine months ended March 31, 2022 and March 31, 2021, we did not issue any shares of our common stock.
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
On March 14, 2022, we filed a notice of meeting and the definitive proxy statement in connection with a special meeting of our stockholders that is scheduled to be held on June 10, 2022 for the purpose of asking our stockholders to vote on a proposal to authorize us, with approval of our Board of Directors, to sell shares of our common stock at a price or prices below our then current net asset value per share in one or more offerings during the next 12 months following such approval, subject to certain conditions.
During the nine months ended March 31, 2022 and March 31, 2021, we distributed approximately $210,722 and $206,288, respectively, to our common stockholders. The following table summarizes our distributions to common stockholders declared and payable for the nine months ended March 31, 2021 and March 31, 2021.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/8/2020	7/31/2020	8/20/2020	$0.06	$22,515
5/8/2020	8/31/2020	9/17/2020	0.06	22,619
8/25/2020	9/30/2020	10/22/2020	0.06	22,727
8/25/2020	10/30/2020	11/19/2020	0.06	22,836
11/6/2020	11/30/2020	12/24/2020	0.06	22,942
11/6/2020	12/31/2020	1/21/2021	0.06	23,046
11/6/2020	1/29/2021	2/18/2021	0.06	23,140
2/9/2021	2/26/2021	3/18/2021	0.06	23,219
2/9/2021	3/31/2021	4/22/2021	0.06	23,244
Total declared and payable for the nine months ended March 31, 2021				$206,288

5/7/2021	7/28/2021	8/19/2021	$0.06	$23,325
5/7/2021	8/27/2021	9/23/2021	0.06	23,348
8/24/2021	9/28/2021	10/21/2021	0.06	23,370
8/24/2021	10/27/2021	11/18/2021	0.06	23,392
11/5/2021	11/26/2021	12/23/2021	0.06	23,413
11/5/2021	12/29/2021	1/20/2022	0.06	23,435
11/5/2021	1/27/2022	2/17/2022	0.06	23,457
2/7/2022	2/24/2022	3/22/2022	0.06	23,479
2/7/2022	3/29/2022	4/20/2022	0.06	23,503
Total declared and payable for the nine months ended March 31, 2022				$210,722
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during nine months ended March 31, 2022 and March 31, 2021. It does not include distributions previously declared to common stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to March 31, 2022:
•$0.06 per share for April 2022 holders of record on April 27, 2022 with a payment date of May 19, 2022

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

During the nine months ended March 31, 2022 and March 31, 2021, we issued 3,268,814 and 13,852,073 shares of our common stock, respectively, in connection with the common stock dividend reinvestment plan.
During the nine months ended March 31, 2022, Prospect officers and directors purchased 73,939 shares of our common stock, or 0.02% of total outstanding shares as of March 31, 2022, through shares issued in connection with our common stock dividend reinvestment plan.
As of March 31, 2022, we have reserved 23,358,402 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5) and 1,000,000,000 shares of our common stock for issuance upon conversion of the 5.50% Preferred Stock.
Note 10. Other Income
Other income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three and nine months ended March 31, 2022 and March 31, 2021.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Structuring, advisory, and amendment fees	$10,149	$8,875	$38,963	$26,293
Royalty and net revenue interests	23,285	9,464	43,579	27,638
Administrative agent fees	202	132	529	381
Total other income	$33,636	$18,471	$83,071	$54,312

Note 11. Net Increase (Decrease) in Net Assets per Common Share
Earnings per share is calculated in accordance with ASC 260, “Earnings per Share”. Basic earnings per share is calculated by dividing the net increase (decrease) in net assets resulting from operations, less preferred dividends, by the weighted average number of common shares outstanding. Diluted earnings per share gives effect to all dilutive potential common shares outstanding using the if-converted method for Preferred Stock (Refer to Note 9). Diluted earnings per share excludes all dilutive potential common shares if their effect is anti-dilutive. During the nine months ended March 31, 2022 and March 31, 2021, we did not have potential common shares that would be anti-dilutive.
The following information sets forth the computation of basic and diluted earnings per common share for the three and nine months ended March 31, 2022 and March 31, 2021:

	For the three months ended March 31, 2022		For the Nine Months Ended March 31, 2022
	Basic	Diluted	Basic	Diluted
Net increase in net assets resulting from operations applicable to Common Stockholders	$157,157	$164,296	$613,292	$630,040
Weighted average common shares outstanding	391,091,485	432,808,120	389,981,608	419,914,712
Earnings per share	$0.40	$0.38	$1.57	$1.50

	For the Three Months Ended March 31, 2021		For the Nine Months Ended March 31, 2021
	Basic	Diluted	Basic	Diluted
Net increase in net assets resulting from operations applicable to Common Stockholders	$246,008	$246,408	$719,675	$720,121
Weighted average common shares outstanding	385,996,921	389,420,855	380,985,329	382,259,257
Earnings per share	$0.64	$0.63	$1.89	$1.88

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
For income tax purposes, dividends paid and distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to common stockholders during the tax years ended August 31, 2021, 2020, and 2019 were as follows:

	Tax Year Ended August 31,
	2021		2020	2019
Ordinary income	$251,171		$169,041	$263,773
Capital gain	—		—	—
Return of capital	25,784		96,720	—
Total dividends paid to common stockholders	$276,955	(1)	$265,761	$263,773
(1)Final determination of tax character will not be final until we file our return for the tax year ended August 31, 2021.
The Company began issuing shares of Preferred Stock and declaring dividends on shares Preferred Stock outstanding during the tax year ended August 31, 2021. The tax character of dividends paid to preferred stockholders during the tax year ended August 31, 2021 were as follows:

	Tax Year Ended August 31, 2021
Ordinary income	$2,391
Capital gain	—
Return of capital	—
Total dividends paid to preferred stockholders	$2,391	(2)
(2)Final determination of tax character will not be final until we file our return for the tax year ended August 31, 2021.
As of August 25, 2021 when our prior Form 10-K was filed for the year ended June 30, 2021, we estimated our distributions for the fiscal year then ended to be $265,593 of distributions of ordinary income and $12,263 of our distributions to be return of capital. Subsequent to our filing date, we obtained more information from our underlying investments as to the character of the distributions for the tax year ended August 31, 2021, which resulted in changes to distributions previously disclosed in our Form 10-K filing. As a result of the change, our total distributable loss on our Consolidated Statement of Assets and Liabilities for the year ended June 30, 2021 changed from $232,659 to $210,570, with $22,089 being reclassified to distributions from capital. The remaining reclassification of tax distributions classified as return of capital for the tax year ended August 31, 2021 have been adjusted in the fiscal year ended June 30, 2022. This adjustment resulted in an increase to distributable earnings of $3,695 for the three months ended September 30, 2021.
We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. stockholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. For the 2022 calendar year, 48.13% of our taxable dividends as of March 31, 2022 qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non-U.S. stockholders. This percentage is based on the best estimates available at the time of this filing. The final percentage will be determined with the filing of Form 1099-DIV.

We also generate income that may be beneficial to shareholders that face interest expense limitations. Under IRC Section 163(j), a RIC is permitted to designate distributions attributable to net business interest income as section 163(j) interest dividends. For the 2022 calendar year 69.16% of our taxable ordinary dividends as of March 31, 2022 qualified as section 163(j) interest dividends. This percentage is based on the best estimates available at the time of this filing. The final percentage will be determined with the filing of Form 1099-DIV.

For the tax year ending August 31, 2022, the tax character of dividends paid to stockholders through March 31, 2022 is expected to be ordinary income and capital gains however due to the difference between our fiscal and tax year ends, the final

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

determination of the tax character of dividends between ordinary income and capital gains will not be made until we file our tax return for the tax year ending August 31, 2022.
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

	Tax Year Ended August 31,
	2021		2020	2019
Net increase (decrease) in net assets resulting from operations	$428,106		$(78,949)	$93,093
Net realized (gains) losses on investments	16,173		10,139	(5,923)
Net unrealized (gains) losses on investments	(143,654)		328,997	217,159
Other temporary book-to-tax differences	(47,170)		(91,368)	(87,511)
Permanent differences	(20)		57	78
Taxable income before deductions for distributions	$253,435	(3)	$168,876	$216,896
(3) Final determination of permanent differences will not be final until we file our return for the tax year ended August 31, 2021.
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
As of March 31, 2022, the cost basis of investments for tax purposes was $6,902,743 resulting in an estimated net unrealized gain of $527,188. As of March 31, 2022, the gross unrealized gains and losses were $1,595,303 and $1,068,115, respectively. As of June 30, 2021, the cost basis of investments for tax purposes was $6,050,304 resulting in an estimated net unrealized gain of $151,474. As of June 30, 2021, the gross unrealized gains and losses were $1,208,128 and $1,056,654, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of March 31, 2022 and June 30, 2021 was calculated based on the book cost of investments as of March 31, 2022 and June 30, 2021, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2021 and 2020, respectively.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from us, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our total assets. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. The total gross base management fee incurred to the favor of the Investment Adviser was $36,426 and $29,183 during the three months ended March 31, 2022 and March 31, 2021, respectively. The total gross base management fee incurred to the favor of the Investment Advisor was $102,472 and $83,866 during the nine months ended March 31, 2022 and March 31, 2021, respectively.
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
The total income incentive fee incurred was $19,967 and $18,251 during the three months ended March 31, 2022 and March 31, 2021, respectively. The fees incurred for the nine months ended March 31, 2022 and March 31, 2021 were $59,296 and $53,354, respectively.No capital gains incentive fee was incurred during the nine months ended March 31, 2022 and March 31, 2021. Income incentive fee for the nine months ended March 31, 2021 includes a $264 adjustment for fees earned in prior periods that were neither expensed nor paid to the Investment Adviser.
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
The allocation of net overhead expense from Prospect Administration was $4,126 and $2,685 for the three months ended March 31, 2022 and March 31, 2021, respectively.
The allocation of net overhead expense from Prospect Administration was $10,891 and $10,768 for the nine months ended March 31, 2022 and March 31, 2021, respectively.Prospect Administration received estimated payments of $5,391 and $1,038 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal services during the nine

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

months ended March 31, 2022 and March 31, 2021, respectively. In addition, we were given a credit in the amount of $3,522 for legal expenses incurred on behalf of our portfolio companies that were remitted to Prospect Administration during the three months ended March 31, 2021. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount.
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
During the three months ended March 31, 2022 and March 31, 2021, we received payments of $2,276 and $1,835, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the nine months ended March 31, 2022 and March 31, 2021, we received payments of $5,946 and $5,655, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration.
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
We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the three months ended March 31, 2022 and March 31, 2021, we recognized expenses that were reimbursed for valuation services of $28 and

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

$32, respectively. During the nine months ended March 31, 2022 and March 31, 2021, we recognized expenses that were reimbursed for valuation services of $88 and $95, respectively.Conversely, Priority Income Fund, Inc. and Prospect Sustainable Income Fund, Inc. (f/k/a Prospect Flexible Income Fund, Inc.) reimburse us for software fees, expenses which were initially incurred by Prospect.
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
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings of Delaware LLC (“CP Holdings”), a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy Services, Inc. (“CP Energy”), and the remaining equity is owned by CP Energy management. CP Energy owns directly or indirectly 100% of each of CP Well; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”) a portfolio company of Prospect with $26,258 in first lien term loans (the “Spartan Term Loans”) due to us as of March 31, 2022. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loans.
In December 2019, Wolf Energy Holdings, Inc. (“Wolf Energy Holdings”), our Consolidated Holding Company that previously owned 100% of Appalachian Energy LLC (“AEH”); Wolf Energy Services Company, LLC (“Wolf Energy Services”); and Wolf Energy, LLC (collectively our previously controlled membership interest and net profit interest investments in “Wolf Energy”), merged with and into CP Energy, with CP Energy continuing as the surviving entity. CP Energy acquired 100% of our equity investment in Wolf Energy, which is reflected in our valuation of the CP Energy common stock beginning December 31, 2019.

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Interest Income
Interest Income from CP Energy	$1,321	$1,171	$3,901	$3,460
Interest Income from Spartan	561	296	1,284	901
Total Interest Income	$1,882	$1,467	$5,185	$4,361
Other Income
Administrative Agent	$—	$—	$6	$13
Total Other Income	$—	$—	$6	$13
Realized Gain	$—	$—	$—	$2,832

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Additions	$9,681	$—	$9,681	$26,193
Interest Income Capitalized as PIK
CP Energy	$1,320	$1,171	$3,901	$3,459
Spartan	558	—	921	—
Total Interest Income Capitalized as PIK	$1,878	$1,171	$4,822	$3,459
Repayment of Loan Receivable	$—	$—	$—	$23,361
Return of Capital	—	—	—	1

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	As of
	March 31, 2022	June 30, 2021
Interest Receivable (1)	$22	$18
Other Receivables (2)	159	27
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

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Interest Income	$3,781	$3,650	$11,182	$10,569
Managerial Assistance (1)	175	175	525	525
Reimbursement of Legal, Tax, etc.(2)	—	—	1	—
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

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Accreted Original Issue Discount	$155	$115	$439	$325
Interest Income Capitalized as PIK	3,007	2,338	6,564	9,044
Repayment of Loan Receivable	—	3,765	—	3,765

	As of
	March 31, 2022	June 30, 2021
Interest Receivable (3)	$42	$38
Other Receivables (4)	2	1
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

During the nine months ended March 31, 2022, Prospect restructured Echelon’s $32,843 First Lien Term Loan into preferred units.

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Interest Income	$1,431	$2,470	$6,888	$7,212
Managerial Assistance (1)	63	63	188	125
Reimbursement of Legal, Tax, etc.(2)	—	—	102	—
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

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Additions (3)	$—	$340	$—	$865
Interest Income Capitalized as PIK	5,542	4,745	10,646	9,070
(3) During the nine months ended March 31, 2021, Prospect made a follow-on $865 first lien term loan debt.

	As of
	March 31, 2022	June 30, 2021
Interest Receivable (4)	$532	$4,290
Other Receivables (5)	1	1
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

Transactions between Prospect and Freedom Marine are separately discussed below under “Freedom Marine Solutions, LLC.”
First Tower Finance Company LLC
Prospect owns 100% of the equity of First Tower Holdings of Delaware LLC (“First Tower Delaware”), a Consolidated Holding Company. First Tower Delaware owns 80.03% of First Tower Finance Company LLC (f/k/a First Tower Holdings

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

LLC) (“First Tower Finance”). First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Interest Income	$18,180	$14,970	$54,959	$45,752
Other Income
Structuring Fee	$664	$5,443	$7,898	$15,443
Total Other Income	$664	$5,443	$7,898	$15,443
Managerial Assistance (1)	$600	$600	$1,800	$1,800
(1) No income recognized by Prospect. MA payments were paid from First Tower to Prospect and subsequently remitted to PA.

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Additions	$22,123	$—	$22,123	$—
Interest Income Capitalized as PIK	5,554	463	12,804	463
Repayment of Loan Receivable	9,992	—	11,151	4,899

	As of
	March 31, 2022	June 30, 2021
Interest Receivable (2)	$213	$198
Other Receivables (3)	5	1
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

	As of
	March 31, 2022	June 30, 2021
Other Receivables	$4	$1
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
Effective September 30, 2020, we restructured our investment in InterDent whereby we contributed 100% of the outstanding aggregate principal amount of our First Lien Term Loan C and First Lien Term Loan D to the capital of InterDent. The principal contributions were made gross of all previously accrued and unpaid interest paid-in-kind.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Interest Income	$6,604	$5,784	$19,537	$16,507
Other Income
Structuring Fee	$200	$—	$200	$—
Total Other Income	$200	$—	$200	$—
Managerial Assistance (1)	$366	$—	$731	$—
Reimbursement of Legal, Tax, etc.(2)	—	—	1,443	—
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

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Additions	$10,000	$—	$17,778	$—
Interest Income Capitalized as PIK	4,592	4,073	13,563	11,395
Repayment of Loan Receivable	—	—	246	—

	As of
	March 31, 2022	June 30, 2021
Interest Receivable (3)	$77	$67
Other Receivables (4)	15	11
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from InterDent to Prospect for reimbursement of expenses paid by Prospect on behalf of InterDent.

Kickapoo Ranch Pet Resort

Prospect owns 100% of the membership interest of Kickapoo Ranch Pet Resort (“Kickapoo”). Kickapoo is a luxury pet boarding facility.

	As of
	March 31, 2022	June 30, 2021
Other Receivables (1)	$7	$7
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Interest Income	$1,844	$3,603	$5,421	$8,392
Other Income
Structuring Fee	$—	$66	$—	$66
Total Other Income	$—	$66	$—	$66
Managerial Assistance (1)	$75	$—	$75	$150
Reimbursement of Legal, Tax, etc.(2)	—	—	10	—
Realized Gain	4	—	10	—
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

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Additions	$—	$2,650	$—	$2,650
Interest Income Capitalized as PIK	1,107	1,304	4,383	3,028
Repayment of Loan Receivable	—	(1,142)	—	(850)

	As of
	March 31, 2022	June 30, 2021
Interest Receivable (3)	$613	$19
Other Receivables (4)	5	—
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
Effective October 31, 2019, we amended the terms of our credit agreement to increase our investment in NPRC and its wholly-owned subsidiaries through a new First Lien Term Loan C (“TLC”). During the three months ended December 31, 2019, we provided $51,428 and $12,857 in TLC and equity financing, respectively. NPRC used the proceeds to fund purchases of rated secured structured notes.
Effective June 19, 2020, we amended and restated the terms of our credit agreement with NPRC, as part of the amendment we increased our investment through a new Term Loan D first lien note in the aggregate principal amount of $183,425 and the

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

proceeds were returned to us as a return of capital, reducing our equity investment in NPRC. We received structuring fees of $3,669 as a result of the amendment.
During the nine months ended March 31, 2022, we received partial repayments of $289,882 of our loans previously outstanding with NPRC and provided $268,547 of debt financing and $11,620 of equity financing to NPRC for the acqusition of real estate properties, to fund capital expenditures for existing real estate properties, to provide working capital, to fund purchases of rated secured structured notes, and to support the purchase of high yield corporate debt.

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Interest Income	$13,880	$14,784	$46,441	$42,627
Other Income
Structuring Fee	$1,593	$904	$2,815	$2,337
Royalty/Net Interest	23,112	9,297	43,052	27,134
Total Other Income	$24,705	$10,201	$45,867	$29,471
Managerial Assistance (1)	$525	$525	$1,575	$1,575
Reimbursement of Legal, Tax, etc.(2)	585	487	3,296	1,181
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

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Additions	$164,811	$46,083	$280,167	$167,853
Repayment of Loan Receivable	10,000	30,600	289,882	69,350

	As of
	March 31, 2022	June 30, 2021
Interest Receivable (3)	$55	$35
Other Receivables (4)	6	3
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

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Interest Income	$1,013	$1,013	$3,084	$3,081
Dividend Income (1)	400	1,384	2,150	1,384
Managerial Assistance (2)	100	100	300	300
Reimbursement of Legal, Tax, etc. (3)	—	—	9	—
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

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Interest Income Capitalized as PIK	$—	$—	$—	$173
Repayment of Loan Receivable	—	(384)	—	(384)

	As of
	March 31, 2022	June 30, 2021
Interest Receivable (4)	$11	$11
Other Receivables (5)	6	2
(4) Interest income recognized but not yet paid.
(5) Represents amounts due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide.
NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 90.42% and 94.82% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of March 31, 2022 and June 30, 2021, respectively, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.
On December 30, 2019, NMMB executed a dividend recapitalization whereby Prospect invested $15,100 of a first lien term loan to repay NMMB’s existing term loan, provide a shareholder distribution, and pay fees and expenses. As part of the recapitalization, Prospect converted its Series A and Series B preferred securities into 92.42% common equity and received a dividend distribution of $2,797.

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Interest Income	$133	$130	$394	$399
Dividend Income (1)	3,988	—	7,034	—
Other Income
Structuring Fee	$450	$—	$450	$—
Total Other Income	$450	$—	$450	$—
Managerial Assistance (2)	$100	$100	$300	$300
Realized Gain	5,294	—	5,294	—
Reimbursement of Legal, Tax, etc. (3)	26	—	26	—
(1) All dividends were paid from earnings and profits of NMMB.
(2) No income recognized by Prospect. MA payments were paid from NMMB to Prospect and subsequently remitted to PA.
(3) Paid from NMMB to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to NMMB (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Additions	$25,000	$—	$25,000	$—
Repayment of loan receivable
Repayment from NMMB	$12,907	$38	$12,983	$114
Total Repayment of Loan Receivable (4)	$12,907	$38	$12,983	$114
(4) During the nine months ended March 31, 2022 and March 31, 2021, Prospect received partial repayments totaling $12,983 and $114, respectively, for our First Lien Notes outstanding with NMMB, Inc.

	As of
	March 31, 2022	June 30, 2021
Interest Receivable (5)	$9	$1
Other Receivables (6)	4	—
(5) Interest income recognized but not yet paid.
(6) Represents amounts due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB.

Pacific World Corporation
Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.97% and 99.97% ownership interest of Pacific World as of March 31, 2022 and June 30, 2021, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.
Effective June 30, 2020, we restructured our investment in Pacific World whereby we contributed 100% of the outstanding aggregate principal amount of our First Lien Term Loan B and all but $39,082 of the outstanding aggregate principal amount of our First Lien Term Loan A to the capital of Pacific World. The principal contributions were made gross of all previously accrued and unpaid interest paid-in-kind.

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Interest Income	$1,185	$1,071	$3,507	$3,228
Reimbursement of Legal, Tax, etc.	—	2,377	—	2,377

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Additions (1)	$—	$—	$6,500	$—
Interest Income Capitalized as PIK	1,194	605	3,363	1,870
(1) During the nine months ended March 31, 2022, Prospect provided $4,000 of debt financing and $2,500 of equity financing to Pacific World to fund working capital needs.

	As of
	March 31, 2022	June 30, 2021
Interest Receivable (2)	$32	$36
Other Receivables (3)	101	37
(2) Interest income recognized but not yet paid.
(3) Represents amounts due from Pacific World to Prospect for reimbursement of expenses paid by Prospect on behalf of Pacific World.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

R-V Industries, Inc.
Prospect owns 87.75% of the fully-diluted equity of R-V Industries, Inc. (“R-V”), with R-V management owning the remaining 11.73% of the equity. On December 15, 2020 we restructured our $28,622 Senior Subordinated Note with R-V into a $28,622 First Lien Note. No realized gain or loss was recorded as a result of the transaction.

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Interest Income	$753	$716	$2,184	$2,147
Dividend Income (1)	—	—	441	—
Other Income
Advisory Fee	$125	$—	$125	$—
Total Other Income	$125	$—	$125	$—
Managerial Assistance (2)	45	45	135	135
Reimbursement of Legal, Tax, etc.(3)	42	—	46	—
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

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Additions	$5,000	$—	$5,000	$—

	As of
	March 31, 2022	June 30, 2021
Interest Receivable (4)	$9	$8
Other Receivables (5)	2	—
(4) Interest income recognized but not yet paid.
(5) Represents amounts due from R-V to Prospect for reimbursement of expenses paid by Prospect on behalf of R-V.

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

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Interest Income	$580	$576	$1,766	$1,761
Managerial Assistance (1)	3	3	8	8
Realized Gain	—	121	—	121
(1) No income recognized by Prospect. MA payments were paid from UTP to Prospect and subsequently remitted to PA.

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Repayment of Loan Receivable	$8	$170	$24	$510

	As of
	March 31, 2022	June 30, 2021
Interest Receivable (2)	$6	$6
Other Receivables (3)	17	4
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

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Interest Income	$50	$50	$152	$51

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Additions (1)	$—	$—	$—	$2,000

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

(1) During the nine months ended March 31, 2021, Prospect provided $2,000 of new Senior Acquisition Term Loan financing to USES to fund company’s equity investment.

	As of
	March 31, 2022	June 30, 2021
Interest Receivable (2)	$1	$1
Other Receivables (3)	62	—

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

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Interest Income
Interest Income from Valley	$274	$274	$834	$834
Interest Income from Valley Electric	1,505	1,498	4,502	4,495
Total Interest Income	$1,779	$1,772	$5,336	$5,329
Dividend Income (1)	$809	$—	$2,509	$2,261
Other Income
Structuring Fee	$260	$—	$260	$—
Residual Profit Interest	167	167	500	500
Total Other Income	$427	$167	$760	$500
Managerial Assistance (2)	$150	$150	$450	$450
(1) All dividends were paid from earnings and profits.
(2) No income recognized by Prospect. MA payments were paid from Valley Electric to Prospect and subsequently remitted to PA.

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Additions	$13,000	$—	$13,000	$—
Interest Income Capitalized as PIK	22	—	22	—
Repayment of loan receivable	15,339	—	15,339	(1,061)

	As of
	March 31, 2022	June 30, 2021
Interest Receivable (3)	$26	$20
Other Receivables (4)	4	2
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
We are not aware of any material legal proceedings as of March 31, 2022.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 16. Financial Highlights
The following is a schedule of financial highlights for the nine months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2022		2021		2022		2021
Per Share Data
Net asset value per common share at beginning of period	$10.60		$8.96		$9.81		$8.18
Net investment income(1)	0.22		0.19		0.65		0.56
Net realized and change in unrealized gains(1)	0.20		0.45		0.96		1.33
Net increase from operations	0.42		0.64		1.61		1.89
Distributions of net investment income to preferred stockholders	(0.02)		—	(4)	(0.04)		—	(4)
Net increase from operations applicable to common stockholders	0.40		0.64		1.57		1.89
Distributions of net investment income to common stockholders	(0.18)	(10)	(0.15)	(8)	(0.53)	(10)	(0.48)	(8)
Return of Capital to common stockholders	—	(10)	(0.03)	(8)	(0.01)	(10)	(0.06)	(8)
Common stock transactions(2)	(0.01)		(0.02)		(0.03)		(0.11)
Offering costs from issuance of preferred stock	—		(0.01)		(0.03)		(0.02)
Reclassification of preferred stock issuance costs(9)	—		—		0.03		—
Net asset value per common share at end of period	$10.81		$9.38	(5)	$10.81		$9.38	(5)

Per common share market value at end of period	$8.28		$7.67		$8.28		$7.67
Total return based on market value(3)	0.66%		45.64%		5.61%		65.84%
Total return based on net asset value(3)	4.27%		7.54%		17.92%		26.70%
Shares of common stock outstanding at end of period	391,718,136		387,400,554		391,718,136		387,400,554
Weighted average shares of common stock outstanding	391,091,485		385,996,921		389,981,608		380,985,329

Ratios/Supplemental Data
Net assets at end of period	$4,236,011		$3,701,840		$4,236,011		$3,701,840
Portfolio turnover rate	2.56%		3.19%		14.08%		12.17%
Annualized ratio of operating expenses to average net assets applicable to common shares(7)	9.02%		9.62%		9.01%		10.44%
Annualized ratio of net investment income to average net assets applicable to common shares(7)	8.31%		8.20%		8.40%		8.46%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2021:

	Year Ended June 30,
	2021		2020		2019	2018	2017
Per Share Data
Net asset value per common share at beginning of year	$8.18		$9.01		$9.35	$9.32	$9.62
Net investment income(1)	0.75		0.72		0.85	0.79	0.85
Net realized and change in unrealized gains (losses)(1)	1.77		(0.76)		(0.46)	0.04	(0.15)
Net increase (decrease) from operations	2.52		(0.04)		0.39	0.83	0.70
Distributions of net investment income to common stockholders	(0.63)	(6)	(0.49)	(6)	(0.72)	(0.77)	(1.00)
Distributions of net investment income to preferred stockholders	—	(4)	—		—	—	—
Return of capital to common stockholders	(0.09)	(8)	(0.23)	(6)	—	—	—
Common stock transactions(2)	(0.11)		(0.07)		(0.01)	(0.03)	—	(4)
Offering costs from issuance of preferred stock	(0.04)		—		—	—	—
Net asset value per common share at end of year	$9.81	(5)	$8.18		$9.01	$9.35	$9.32

Per share market value at end of year	$8.39		$5.11		$6.53	$6.71	$8.12
Total return based on market value(3)	85.53%		(11.35%)		8.23%	(7.42%)	16.80%
Total return based on net asset value(3)	35.52%		2.84%		7.17%	12.39%	8.98%
Shares of common stock outstanding at end of year	388,419,573		373,538,499		367,131,025	364,409,938	360,076,933
Weighted average shares of common stock outstanding	382,705,106		368,094,299		365,984,541	361,456,075	358,841,714

Ratios/Supplemental Data
Net assets at end of year	$3,945,517		$3,055,861		$3,306,275	$3,407,047	$3,354,952
Portfolio turnover rate	14.64%		16.46%		10.86%	30.70%	23.65%
Ratio of operating expenses to average net assets(7)	9.98%		11.37%		11.65%	11.08%	11.57%
Ratio of net investment income to average net assets(7)	8.24%		8.44%		9.32%	8.57%	8.96%
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
(8)The amounts reflected for the respective fiscal periods were updated based on tax information received subsequent to our Form 10-K filing for the year ended June 30, 2021 and our Form 10-Q filing for December 31, 2021. Certain reclassifications have been made in the presentation of prior period amounts. See Note 2 and Note 12 within the accompanying notes to the consolidated financial statements for further discussion.

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
(10)Not finalized for the respective fiscal period. Refer to Note 12.
Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ended June 30, 2022:

	Investment Income		Net Investment Income		Net Realized and Unrealized (Losses) Gains		Net Increase (Decrease) in Net Assets from Operations Applicable to Common Stockholders
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2019	$161,883	$0.44	$71,060	$0.19	$(52,995)	$(0.14)	$18,065	$0.05
December 31, 2019	161,917	0.44	67,885	0.18	(79,088)	(0.21)	(11,203)	(0.03)
March 31, 2020	154,501	0.42	68,476	0.19	(254,175)	(0.70)	(185,699)	(0.51)
June 30, 2020	145,229	0.39	58,273	0.16	104,340	0.28	162,613	0.44

September 30, 2020	$142,880	$0.38	$57,545	$0.15	$110,201	$0.30	$167,746	$0.45
December 31, 2020	172,292	0.45	81,561	0.21	224,406	0.60	305,921	0.80
March 31, 2021	159,456	0.41	73,402	0.19	173,006	0.45	246,008	0.64
June 30, 2021	157,339	0.41	73,229	0.19	170,457	0.44	242,421	0.62

September 30, 2021	$169,474	$0.44	$81,369	$0.21	$130,762	$0.34	$209,724	$0.54
December 31, 2021	175,376	0.45	85,557	0.22	168,056	0.43	246,411	0.63
March 31, 2022	181,431	0.46	87,005	0.22	77,291	0.20	157,157	0.40
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
On April 26, 2022, we made a new $18,500 First Lien Term Loan investment and a $75,000 Second Lien Term Loan investment in DTI Holdco, Inc., a technology-enabled e-discovery legal service provider, offering solutions to both corporate and law firm clients. Our investment settled on May 2, 2022.
On May 9, 2022, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
June 2022	6/22/2022	7/1/2022	$0.114583
July 2022	7/20/2022	8/1/2022	$0.114583
August 2022	8/17/2022	9/1/2022	$0.114583

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

On February 8, 2022, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
May 2022 - July 2022	7/20/2022	8/1/2022	$0.334375
On May 9, 2022, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
May 2022	5/27/2022	6/21/2022	$0.0600
June 2022	6/28/2022	7/20/2022	$0.0600
July 2022	7/27/2022	8/18/2022	$0.0600
August 2022	8/29/2022	9/21/2022	$0.0600

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
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third-party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of March 31, 2022, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $2,588,661 and $3,378,505, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. We consolidate all wholly owned and substantially wholly owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
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

On March 14, 2022, we filed a notice of meeting and the definitive proxy statement in connection with a special meeting of our stockholders that is scheduled to be held on June 10, 2022 for the purpose of asking our stockholders to vote on a proposal to authorize us, with approval of our Board of Directors, to sell shares of our common stock at a price or prices below our then current net asset value per share in one or more offerings during the next 12 months following such approval, subject to certain conditions.
Third Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended March 31, 2022, we acquired $187,393 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $351,117, and recorded PIK interest of $26,317, resulting in gross investment originations of $564,827. During the three months ended March 31, 2022, we received full repayments totaling $96,824, received $4,451 in sales, received $1,552 of revolver paydowns, and received $81,734 in partial prepayments, scheduled principal amortization payments, and return of capital distributions, resulting in net repayments of $184,561.

Debt Issuances and Redemptions
During the three months ended March 31, 2022, we repaid $266 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. In order to replace short maturity debt with longer-term debt, we redeemed $35,084 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 6.38%. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended March 31, 2022 was $941.
During the three months ended March 31, 2022, we issued $35,587 aggregate principal amount of Prospect Capital InterNotes® with a weighted average stated interest rate of 4.03%, to extend our borrowing base. The newly issued notes mature between February 15, 2025 and March 15, 2052 and generated net proceeds of $34,999.
During the three months ended March 31, 2022, we increased total commitments to the Revolving Credit Facility by $202,500 to $1,500,000 in the aggregate.
Equity Issuances
On January 20, 2022, February 17, 2022, and March 22, 2022, we issued 357,288, 378,344, and 384,588 shares of our common stock in connection with the dividend reinvestment plan, respectively.
During the three months ended March 31, 2022, 2,600 shares of our Series A1 Preferred Stock and 2,000 shares of our Series M1 Preferred Stock were converted to 13,661 shares of our common stock, in connection with Holder Optional Conversions and Optional Redemptions Following Death of a Holder.
During the three months ended March 31, 2022, we issued 4,641,270 shares of our Series A1 Preferred Stock and 862,920 shares of our Series M1 Preferred Stock for net proceeds of $125,355, each excluding offering costs and preferred stock dividend reinvestment.

On January 1, 2022, February 1, 2022, and March 1, 2022, we issued 876, 1,672, and 1,721 shares of our Series A1 and M1 Preferred Stock in connection with the dividend reinvestment plan, respectively.

On March 14, 2022, we filed a notice of meeting and the definitive proxy statement in connection with a special meeting of our stockholders that is scheduled to be held on June 10, 2022 for the purpose of asking our stockholders to vote on a proposal to authorize us, with approval of our Board of Directors, to sell shares of our common stock at a price or prices below our then current net asset value per share in one or more offerings during the next 12 months following such approval, subject to certain conditions.
Investment Holdings
At March 31, 2022, we have $7,429,931, or 175.4%, of our net assets applicable to common shares invested in 127 long-term portfolio investments and CLOs.

Our annualized current yield was 10.6% and 11.7% as of March 31, 2022 and June 30, 2021, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 8.1% and 9.2% as of March 31, 2022 and June 30, 2021, respectively, across all investments. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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
As of March 31, 2022, we own controlling interests in the following portfolio companies: CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”); Kickapoo Ranch Pet Resort (“Kickapoo”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); R-V Industries, Inc. (“R-V”); Universal Turbine Parts, LLC (“UTP”); USES Corp. (“United States Environmental Services” or “USES”); and Valley Electric Company, Inc. (“Valley Electric”). In June 2019, CP Energy purchased a controlling interest of the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $26,258 in senior secured term loans (the “Spartan Term Loan A”) due to us as of March 31, 2022. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, we report our investments in Spartan as control investment. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loan A.
As of March 31, 2022, we also own affiliated interests in Nixon, Inc. (“Nixon”), PGX Holdings, Inc. (“PGX”), RGIS Services, LLC, (“RGIS”), and Targus Cayman HoldCo Limited (“Targus”).
The following shows the composition of our investment portfolio by level of control as of March 31, 2022 and June 30, 2021:

	March 31, 2022				June 30, 2021
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$2,588,661	37.6%	$3,378,505	45.5%	$2,482,431	41.0%	$2,919,717	47.1%
Affiliate Investments	237,845	3.5%	417,652	5.6%	202,943	3.3%	356,734	5.8%
Non-Control/Non-Affiliate Investments	4,061,431	58.9%	3,633,774	48.9%	3,372,750	55.7%	2,925,327	47.1%
Total Investments	$6,887,937	100.0%	$7,429,931	100.0%	$6,058,124	100.0%	$6,201,778	100.0%

The following shows the composition of our investment portfolio by type of investment as of March 31, 2022 and June 30, 2021:

	March 31, 2022				June 30, 2021
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Revolving Line of Credit	$36,235	0.5%	$36,214	0.5%	$27,522	0.5%	$27,503	0.4%
First Lien Debt	3,629,580	52.7%	3,561,170	47.9%	3,166,861	52.2%	3,128,845	50.4%
1.5 Lien Debt	—	—%	—	—%	18,164	0.3%	18,164	0.3%
Second Lien Debt	1,480,241	21.5%	1,373,240	18.5%	1,047,653	17.3%	959,311	15.5%
Third Lien Debt	—	—%	—	—%	3,950	0.1%	3,950	0.1%
Unsecured Debt	7,200	0.1%	5,719	0.1%	7,200	0.1%	3,715	0.1%
Subordinated Structured Notes	1,016,280	14.8%	728,833	9.8%	1,090,175	18.0%	756,109	12.2%
Preferred Stock	345,602	5.0%	62,826	0.8%	308,713	5.1%	23,056	0.4%
Common Stock	192,573	2.8%	1,223,201	16.5%	207,661	3.4%	894,819	14.4%
Membership Interest	180,226	2.6%	373,551	5.0%	180,225	3.0%	349,942	5.6%
Participating Interest	—	—%	65,177	0.9%	—	—%	36,364	0.6%
Total Investments	$6,887,937	100.0%	$7,429,931	100.0%	$6,058,124	100.0%	$6,201,778	100.0%
(1)Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.
The following shows our investments in interest bearing securities by type of investment as of March 31, 2022 and June 30, 2021:

	March 31, 2022				June 30, 2021
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien	$3,665,815	59.4%	$3,597,384	63.1%	$3,194,383	59.7%	$3,156,348	64.4%
1.5 Lien	—	—%	—	—%	18,164	0.3%	18,164	0.4%
Second Lien	1,480,241	24.0%	1,373,240	24.1%	1,047,653	19.5%	959,311	19.6%
Third Lien	—	—%	—	—%	3,950	0.1%	3,950	0.1%
Unsecured	7,200	0.1%	5,719	0.1%	7,200	0.1%	3,715	0.1%
Subordinated Structured Notes	1,016,280	16.5%	728,833	12.7%	1,090,175	20.3%	756,109	15.4%
Total Interest Bearing Investments	$6,169,536	100.0%	$5,705,176	100.0%	$5,361,525	100.0%	$4,897,597	100.0%

The following shows the composition of our investment portfolio by industry as of March 31, 2022 and June 30, 2021:

	March 31, 2022				June 30, 2021
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$108,790	1.6%	$67,959	0.9%	$98,144	1.6%	$84,240	1.4%
Air Freight & Logistics	125,566	1.8%	125,566	1.7%	12,500	0.2%	12,500	0.2%
Auto Components	95,334	1.4%	87,682	1.2%	75,323	1.2%	76,520	1.2%
Building Products	35,000	0.5%	35,000	0.5%	—	—%	—	—%
Capital Markets	42,500	0.6%	42,500	0.6%	—	—%	—	—%
Chemicals	—	—%	—	—%	28,745	0.5%	28,863	0.5%
Commercial Services & Supplies	397,655	5.8%	336,179	4.5%	257,617	4.3%	196,117	3.3%
Communications Equipment	59,763	0.9%	59,496	0.8%	59,709	1.0%	58,881	0.9%
Construction & Engineering	67,618	1.0%	148,367	2.0%	69,935	1.2%	149,695	2.4%
Consumer Finance	559,699	8.1%	822,754	11.1%	531,844	8.8%	771,601	12.4%
Distributors	275,634	4.0%	177,819	2.4%	272,672	4.5%	175,768	2.8%
Diversified Consumer Services	246,126	3.6%	389,013	5.2%	211,193	3.5%	339,633	5.5%
Diversified Financial Services	36,971	0.5%	36,971	0.5%	30,165	0.5%	30,165	0.5%
Diversified Telecommunication Services	147,233	2.1%	148,270	2.0%	66,333	1.1%	67,448	1.1%
Energy Equipment & Services	291,730	4.2%	130,399	1.8%	277,227	4.6%	83,204	1.3%
Entertainment	21,857	0.3%	22,093	0.3%	40,585	0.7%	40,928	0.7%
Equity Real Estate Investment Trusts (REITs)	574,116	8.3%	1,358,696	18.2%	656,911	10.8%	1,092,955	17.7%
Food Products	130,959	1.9%	128,983	1.7%	61,409	1.0%	61,948	1.0%
Health Care Equipment & Supplies	7,482	0.1%	6,900	0.1%	7,478	0.1%	6,721	0.1%
Health Care Providers & Services	637,437	9.3%	733,779	9.9%	583,369	9.6%	714,107	11.5%
Health Care Technology	64,838	0.9%	64,838	0.9%	—	—%	—	—%
Hotels, Restaurants & Leisure	23,514	0.3%	23,119	0.3%	24,502	0.4%	23,624	0.4%
Household Durables	118,712	1.7%	119,650	1.6%	12,913	0.2%	15,403	0.2%
Household Products	20,999	0.3%	20,999	0.3%	21,186	0.3%	21,186	0.3%
Insurance	21,952	0.3%	22,280	0.3%	21,911	0.4%	22,280	0.4%
Interactive Media & Services	242,681	3.5%	242,681	3.3%	180,127	3.0%	180,127	2.9%
Internet & Direct Marketing Retail	59,695	0.9%	59,298	0.8%	54,677	0.9%	56,114	0.9%
IT Services	286,711	4.2%	286,667	3.9%	260,899	4.3%	261,718	4.3%
Leisure Products	44,869	0.7%	44,705	0.6%	20,242	0.3%	20,287	0.3%
Machinery	109,065	1.6%	127,878	1.7%	97,853	1.6%	111,682	1.8%
Media	108,551	1.6%	132,239	1.8%	105,958	1.7%	107,819	1.7%
Online Lending	29,080	0.4%	29,080	0.4%	6,600	0.1%	6,600	0.1%
Paper & Forest Products	11,454	0.2%	9,457	0.1%	15,847	0.3%	15,815	0.3%
Personal Products	259,108	3.8%	56,787	0.8%	249,245	4.1%	71,097	1.1%
Professional Services	111,955	1.6%	111,368	1.5%	132,015	2.2%	132,058	2.1%
Software	52,281	0.8%	52,500	0.7%	22,240	0.4%	22,500	0.4%
Technology Hardware, Storage & Peripherals	12,443	0.2%	12,500	0.2%	12,431	0.2%	12,500	0.2%
Textiles, Apparel & Luxury Goods	226,255	3.3%	260,059	3.5%	202,312	3.3%	225,359	3.6%
Trading Companies & Distributors	65,224	0.9%	25,767	0.3%	65,248	1.1%	27,106	0.4%
Transportation Infrastructure	—	—%	—	—%	30,384	0.5%	30,900	0.5%
Subtotal	$5,730,857	83.2%	$6,560,298	88.4%	$4,877,749	80.5%	$5,355,469	86.4%
Structured Finance(1)	$1,157,080	16.8%	$869,633	11.6%	$1,180,375	19.5%	$846,309	13.6%
Total Investments	$6,887,937	100.0%	$7,429,931	100.0%	$6,058,124	100.0%	$6,201,778	100.0%
(1) Our SSN investments do not have industry concentrations and as such have been separated in the tables above. As of March 31, 2022 and June 30, 2021, Structured Finance includes $140,800 and $90,200, respectively, of senior secured debt investments held through our investment in NPRC and its wholly-owned subsidiary.

Portfolio Investment Activity
Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans, though we also continue to close select junior debt and equity investments. For information regarding investment activity for the nine months ended March 31, 2022 and March 31, 2021 are presented below:

	Nine months ended March 31,
	2022	2021
Investments made in new portfolio companies	$997,817	$459,277
Follow-on investments made in existing portfolio companies (1)	777,022	259,111
Revolver advances	9,000	4,000
PIK interest (2)	61,030	58,750
Total acquisitions	$1,844,869	$781,138

Acquisitions by portfolio composition
First Lien Debt	$1,021,834	$575,545
Second Lien Debt	796,351	176,780
Subordinated Structured Notes	9,518	—
Unsecured Debt	—	2,620
Equity	17,166	26,193
Total acquisitions by portfolio composition	$1,844,869	$781,138

Investments sold	$4,451	$—
Partial repayments (3)	401,201	148,951
Full repayments	545,333	513,636
Revolver paydowns	1,636	3,291
Total dispositions	$952,621	$665,878

Dispositions by portfolio composition
First Lien Debt	$592,601	$364,083
1.5 Lien Debt	18,164	—
Second Lien Debt	300,292	249,421
Third Lien Debt	3,950	—
Unsecured Debt	—	53,738
Subordinated Structured Notes	9,406	—
Equity	28,208	(1,364)
Total dispositions by portfolio composition	$952,621	$665,878

Weighted average interest rates for new investments by portfolio composition (4)
First Lien Debt	8.30%	9.32%
Second Lien Debt	9.54%	9.41%
    (1) Includes follow-on investments in existing portfolio companies and refinancings, if any.
(2) During the nine months ended March 31, 2022, approximately $56,824 of PIK interest capitalized was accrued as interest income and the remaining $4,206 is included due to the timing of interest payment dates and resulting capitalization occurring in the current year. During the nine months ended March 31, 2021, approximately $53,729 of PIK interest capitalized was accrued as interest income and the remaining $5,021 was included due to the timing of interest payment dates and resulting capitalization occurring during the prior year.
    (3) Includes partial prepayments of principal, scheduled amortization payments, impairments, and refinancings, if any.
(4) Weighted average interest rates for new investments by portfolio composition is calculated with the current rate at the end of the period. In addition, Revolving Line of Credit and Delayed Draw Term Loans are excluded from the calculation.

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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $7,429,931.
Our portfolio companies are generally lower middle-market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.
Impact of the novel coronavirus (the “COVID-19”) pandemic
As of March 31, 2022, there remains to be global uncertainty surrounding the COVID-19 pandemic, which has caused severe disruptions in the global economy and has negatively impacted the fair value and performance of certain investments since the pandemic began. For the three months ended March 31, 2022, the aggregate increases in fair value and net unrealized depreciation on investments were driven by the expansion of comparable company trading multiples and/or tightened credit spreads as the level of market volatility generated by the COVID-19 pandemic declined over the three month period. For certain investments in our portfolio, the valuations continue to reflect factors such as specific industry concerns, uncertainty about the duration of business shutdowns and near-term liquidity needs.

Control Company Investments
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the nine months ended March 31, 2022.
CP Energy Services, Inc.
Prospect owns 100% of the equity of CP Holdings, a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy, and the remaining equity is owned by CP Energy management. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries.

In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”) a portfolio company of Prospect with $26,258 in first lien term loans (the “Spartan Term Loans”) due to us as of March 31, 2022. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loans.

The fair value of our investment in CP Energy increased to $118,461 as of March 31, 2022, which is a discount of $128,777 from its amortized cost, compared to a fair value of $71,487 as of June 30, 2021, representing a discount of $161,249 to its amortized cost. The decrease in discount to amortized cost resulted from improved performance and increased activity in the oil and gas industry

Echelon Transportation, LLC

Prospect owns 100% of the equity of Echelon, a consolidated holding company. Echelon owns 60.7% of the equity of AerLift. Echelon is an aircraft leasing company.

The fair value of our investment in Echelon decreased to $67,959 as of March 31, 2022, representing a discount of $40,831 to its amortized cost basis, compared to a fair value of $84,240 as of June 30, 2021, representing a discount of $13,904 to its amortized cost basis. The increase in discount to amortized cost resulted from lower aircraft residual values.

First Tower Finance Company LLC

Prospect owns 100% of the equity of First Tower Delaware, a consolidated holding company. First Tower Delaware owns 80.03% of First Tower Finance. First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.

The fair value of our investment in First Tower increased to $645,156 as of March 31, 2022, representing a premium of $265,526 to its amortized cost basis compared to a fair value of $592,356 as of June 30, 2021, a premium of $236,502 to its amortized cost. The increase in premium to amortized cost was driven by strong financial performance.

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

The fair value of our investment in InterDent decreased to $409,757 as of March 31, 2022, a premium of $95,973 to its amortized cost basis compared to a fair value of $412,339 as of June 30, 2021, a premium of $129,650 to its amortized cost. The decrease in premium to amortized cost was driven by a decline in financial performance.

National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties, self-storage, and student housing properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly owned subsidiaries, NPRC invests in online consumer loans and RSSNs. As of March 31, 2022, we own 100% of the fully-diluted common equity of NPRC.
During the nine months ended March 31, 2022, we received partial repayments of $289,882 of our loans previously outstanding with NPRC and provided $268,547 of debt financing and $11,620 of equity financing to NPRC for the acqusition of real estate properties, to fund capital expenditures for existing real estate properties, to provide working capital, to fund purchases of rated secured structured notes, and to support the purchase of high yield corporate debt.

The online consumer loan investments held by certain of NPRC’s wholly owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 36 to 84 months. As of March 31, 2022, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 626 individual loans, residual interest in four securitizations, and one high yield corporate bond, and had an aggregate fair value of $40,279. The average outstanding individual loan balance is approximately $4 and the loans mature on dates ranging from April 1, 2022 to April 19, 2025 with a weighted-average outstanding term of 14 months as of March 31, 2022. Fixed interest rates range from 6.0% to 36.0% with a weighted-average current interest rate of 20.0%. As of March 31, 2022, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $29,080.
As of March 31, 2022, based on outstanding principal balance, 24.1% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 38.5% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 37.5% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$545	$539	8.0% - 20.5%	12.4%
Prime	871	841	6.0% - 25.0%	18.3%
Near Prime	848	854	17.0% - 36.0%	26.7%
*Weighted by outstanding principal balance of the online consumer loans.

The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of March 31, 2022, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 58 investments with a fair value of $303,060 and face value of $315,813. The average outstanding note is approximately $5,445 with an expected maturity date ranging from April 2026 to January 2032 and weighted-average expected maturity of 7 years as of March 31, 2022. Coupons range from three-month LIBOR (“3ML”) plus 5.31% to 9.45% with a weighted-average coupon of 3ML + 7.1%. As of March 31, 2022, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $140,800.
As of March 31, 2022, based on outstanding notional balance, 17.8% of the portfolio was invested in Single - B rated tranches and 82.2% of the portfolio in BB rated tranches.
As of March 31, 2022, our investment in NPRC and its wholly-owned subsidiaries had an amortized cost of $743,996 and a fair value of $1,528,576, including our investment in online consumer lending and rated secured structured notes as discussed above. The fair value of $1,358,696 related to NPRC’s real estate portfolio was comprised of forty-seven multi-family properties, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of March 31, 2022

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	13,494
3	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
4	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
5	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	15,144
6	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,310
7	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	29,207

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
8	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	16,620
9	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	16,852
10	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	24,093
11	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	18,749
12	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,431
13	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	25,488
14	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	42,748
15	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,654
16	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,726
17	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,077
18	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	31,837
19	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	50,704
20	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
21	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	14,679
22	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
23	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
24	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
25	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	54,591
26	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,934
27	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
28	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
29	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	39,525
30	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,374
31	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
32	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
33	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
34	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
35	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
36	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,793
37	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,545
38	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
39	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	27,590
40	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
41	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
42	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
43	NPRC Grayson LLC	Grayson, GA	12/14/2020	47,860	40,500
44	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
45	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
46	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000
47	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
48	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	38,175
49	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	16,950
50	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	31,050
51	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	33,825
52	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	98,800
53	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	73,000
54	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
55	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	33,830
56	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	28,350
57	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	22,500
58	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
				$2,525,726	$2,083,929

The fair value of our investment in NPRC increased to $1,528,576 as of March 31, 2022, a premium of $784,580 from its amortized cost basis compared to a fair value of $1,189,755 as of June 30, 2021, representing a premium of $436,044. The increase in premium is primarily driven by compression of capitalization rates and, to a lesser extent, growth in net operating income in our real estate portfolio.

NMMB, Inc.

Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 90.42% and 94.82% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of March 31, 2022 and June 30, 2021, respectively, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.

The fair value of our investment in NMMB increased to $80,268 as of March 31, 2022, representing a premium of $50,508 to its amortized cost basis, compared to a fair value of $46,888 as of June 30, 2021, representing a premium of $29,145 to its amortized cost basis. The increase to the premium was driven by strong financial performance.

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

The fair value of our investment in Pacific World decreased to $56,787 as of March 31, 2022, representing a discount of $202,321 to its amortized cost basis, compared to a fair value of $71,097 as of June 30, 2021, representing discount of $178,148 to its amortized cost. The increase in discount to amortized cost resulted from a decline in financial performance.

Our controlled investments, including those discussed above, are valued at $789,844 above their amortized cost as of March 31, 2022.

Affiliate and Non-Control Company Investments

We hold four affiliate investments at March 31, 2022 (PGX Holdings, Inc. (“Progrexion”), Nixon, Inc., RGIS Services, LLC, (“RGIS”), and Targus Cayman HoldCo Limited (“Targus”)) with a total fair value of $417,652, a premium of $179,807 from their combined amortized cost as of March 31, 2022, compared to a fair value of $356,734 as of June 30, 2021, representing a $153,791 premium to its amortized cost. The increase in premium is primarily driven by our investment in Progrexion, which is valued at a premium of $141,123 at March 31, 2022 compared to a premium of $126,933 as of June 30, 2021. The increase in Progrexion’s premium to amortized cost was driven by strong financial performance.

With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. However, as of March 31, 2022, two of our non-control/ non-affiliate investments, Engine Group, Inc. (“Engine”) and USC are valued at discounts to amortized cost of $26,820 and $97,446, respectively. As of March 31, 2022, our CLO investment portfolio is valued at a $287,447 discount to amortized cost. Excluding Engine, USC, and the CLO investment portfolio, the fair value of our non-control/non-affiliate investments at March 31, 2022 are valued at $15,944 below their amortized cost and did not experience significant changes in operating performance or value.

Our largest non-control/non-affiliate investment is PeopleConnect Holdings, LLC (“PeopleConnect”), which has a fair value equal to its amortized cost basis of $242,681 and represents approximately 5.7% of our Net Asset Value as of March 31, 2022. PeopleConnect is an online information commerce company.

Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of March 31, 2022 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in April 2017 (with a follow-on issuance in May 2018) and March 2019; Public Notes which we issued in March 2013, October 2018, January 2021, May 2021 and September 2021; and Prospect Capital InterNotes® which we issue from time to time. As of March 31, 2022, our equity capital is comprised of common and preferred equity.

The following table shows our outstanding debt as of March 31, 2022:

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value(1)		Effective Interest Rate
Revolving Credit Facility(2)	$699,440	$11,504	$699,440	(3)	$699,440		1ML+2.05%	(6)

2022 Notes	60,501	121	60,380		60,751	(4)	5.63%	(7)
2025 Notes	156,168	2,673	153,495		167,009	(4)	6.63%	(7)
Convertible Notes	216,669		213,875		227,760

2023 Notes	284,219	804	283,415		290,847	(4)	6.07%	(7)
6.375% 2024 Notes	81,240	339	80,901		83,502	(4)	6.57%	(7)
2026 Notes	400,000	7,600	392,400		378,172	(4)	3.98%	(7)
3.364% 2026 Notes	300,000	6,342	293,658		275,646	(4)	3.60%	(7)
3.437% 2028 Notes	300,000	8,516	291,484		258,249	(4)	3.64%	(7)
Public Notes	1,365,459		1,341,858		1,286,416

Prospect Capital InterNotes®	340,774	7,196	333,578		361,624	(5)	5.73%	(8)
Total	$2,622,342		$2,588,751		$2,575,240
(1)As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of March 31, 2022.
(2)The maximum draw amount of the Revolving Credit facility as of March 31, 2022 is $1,500,000.
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
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of March 31, 2022:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$699,440	$—	$—	$699,440	$—
Convertible Notes	216,669	60,501	156,168	—	—
Public Notes	1,365,459	284,219	81,240	700,000	300,000
Prospect Capital InterNotes®	340,774	—	2,161	88,361	250,252
Total Contractual Obligations	$2,622,342	$344,720	$239,569	$1,487,801	$550,252

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

On April 28, 2021, we amended the 2019 Facility and closed an expanded five year revolving credit facility (the “2021 Facility” and collectively with the 2014 Facility, the 2018 Facility, and the 2019 Facility, the “Revolving Credit Facility”). The lenders had extended commitments of $1,500,000 as of March 31, 2022. The 2021 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The Revolving Credit Facility matures on April 27, 2026. It includes a revolving period that extends through April 27, 2025, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due, if required by the lenders.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The Revolving Credit Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. The Revolving Credit Facility also requires the maintenance of a minimum liquidity requirement. As of March 31, 2022, we were in compliance with the applicable covenants.
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
For the nine months ended March 31, 2022 and March 31, 2021, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Average stated interest rate	2.14%	2.32%	2.14%	2.35%
Average outstanding balance	$737,280	$373,734	$546,080	$376,646

As of March 31, 2022 and June 30, 2021, we had $730,410 and $640,853, respectively, available to us for borrowing under the Revolving Credit Facility, net of $699,440 and $356,937 outstanding borrowings as of the respective balance sheet dates. As of March 31, 2022, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility had an aggregate fair value of $2,559,645, which represents 34.3% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $1,500,000. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $18,746 of new fees and $7,509 were carried over from the previous facilities, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of March 31, 2022, $11,504 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended March 31, 2022 and March 31, 2021, we recorded $6,452 and $4,509, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the nine months ended March 31, 2022 and March 31, 2021, we recorded $16,153 and $13,772, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On August 26, 2021, we commenced a tender offer to purchase for cash up to $60,000 aggregate principal outstanding amount of the 2022 Notes at the purchase price of $102.50, plus accrued and unpaid interest (“2022 Notes August 2021 Tender Offer”). On September 24, 2021, $50,554 aggregate principal amount of the 2022 Notes, representing 45.52% of the previously outstanding 2022 Notes, were validly tendered and accepted. The 2022 Notes August 2021 Tender Offer resulted in our recognizing a loss of $1,584. As of March 31, 2022, the outstanding aggregate principal amount of the 2022 Notes is $60,501.
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

On December 28, 2020, we commenced a tender offer to purchase for cash up to $20,000 aggregate principal amount of the 2025 Notes at the purchase price of $111.00, plus accrued and unpaid interest (“2025 Notes December 2020 Tender Offer”). On January 27, 2021, $20,000 aggregate principal amount of the 2025 Notes, representing 9.94% of the previously outstanding 2025 Notes, were validly tendered and accepted. The 2025 Notes December 2020 Tender Offer resulted in our recognizing a loss of $2,676 during the three months ended March 31, 2021. On February 16, 2021, we repurchased an additional $25,082 aggregate principal amount of the 2025 Notes, representing 13.84% of the previously outstanding 2025 Notes, at a price of $107.50, including commissions. As a result of this transaction, we recorded a loss of $2,466, in the amount of the difference between the reacquisition price and the net carrying amount of the 2025 Notes, net of the proportionate amount of unamortized debt issuance costs. As of March 31, 2022, the outstanding aggregate principal amount of the 2025 Notes is $156,168.

Certain key terms related to the convertible features for the 2022 Notes, and the 2025 Notes (collectively, the “Convertible Notes”) are listed below.

	2022 Notes	2025 Notes
Initial conversion rate(1)	100.2305	110.7420
Initial conversion price	$9.98	$9.03
Conversion rate at March 31, 2022(1)(2)	100.2305	110.7420
Conversion price at March 31, 2022(2)(3)	$9.98	$9.03
Last conversion price calculation date	4/11/2021	3/1/2022
Dividend threshold amount (per share)(4)	$0.083330	$0.060000
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
In connection with the issuance of the Convertible Notes, we recorded a discount of $3,369 and debt issuance costs of $9,035 which are being amortized over the terms of the Convertible Notes. As of March 31, 2022, $1,643 of the original issue discount and $1,151 of the debt issuance costs remain to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended March 31, 2022 and March 31, 2021, we recorded $3,550 and $4,870, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the nine months ended March 31, 2022 and March 31, 2021, we recorded $11,333 and $17,905, respectively, of interest costs and amortization of financing costs on the Covertible Notes as interest expense.

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
On April 7, 2021, we commenced a tender offer to purchase for cash up to $30,000 aggregate principal amount of the 2023 Notes at the purchase price of $104.15, plus accrued and unpaid interest (“2023 Notes April 2021 Tender Offer”). On May 4, 2021, $836 aggregate principal amount of the 2023 Notes were tendered, representing 0.29% of the previously outstanding 2023 Notes. The 2023 Notes April 2021 Tender Offer resulted in our recognizing a loss of $43 during the three months ended June 30, 2021. As of March 31, 2022, the outstanding aggregate principal amount of the 2023 Notes is $284,219.
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
On October 8, 2021, we commenced a tender offer to purchase for cash any and all of the $81,389 aggregate principal amount of the 6.375% 2024 Notes at a purchase price of $107.75, plus accrued and unpaid interest (“6.375% 2024 Notes October 2021 Tender Offer”). On October 15, 2021, $149 aggregate principal amount of the 6.375% 2024 Notes, representing 0.18% of the previously outstanding 6.375% 2024 Notes, were validly tendered and accepted. The 6.375% 2024 Notes October 2021 Tender Offer resulted in our recognizing a loss of $12. As of March 31, 2022, the outstanding aggregate principal amount of the 6.375% 2024 Notes is $81,240.

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

On January 22, 2021, we issued $325,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Original 2026 Notes”). The Original 2026 Notes bear interest at a rate of 3.706% per year, payable semi-annually on July 22, and January 22 of each year, beginning on July 22, 2021. Total proceeds from the issuance of the 2026 Notes, net of underwriting discounts and offering costs, were $317,720. On February 19, 2021, we issued an additional $75,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Additional 2026 Notes”, and together with the Original 2026 Notes, the “2026 Notes”). The Additional 2026 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2026 Notes and bear interest at a rate of 3.706% per year, payable semi-annually on July 22 and January 22 of each year, beginning July 22, 2021. Total proceeds from the issuance of the Additional 2026 Notes, net of underwriting discounts and offering costs, were $74,061. As of March 31, 2022, the outstanding aggregate principal amount of the 2026 Notes is $400,000.
On May 27, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on November 15, 2026 (the “3.364% 2026 Notes”). The 3.364% 2026 Notes bear interest at a rate of 3.364% per year, payable semi-annually on November 15, and May 15 of each year, beginning on November 15, 2021. Total proceeds from the issuance of the 3.364% 2026 Notes, net of underwriting discounts and offering costs, were $293,283. As of March 31, 2022, the outstanding aggregate principal amount of the 3.364% 2026 Notes is $300,000.
On September 30, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on October 15, 2028 (the “3.437% 2028 Notes”). The 3.437% 2028 Notes bear interest at a rate of 3.437% per year, payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2022. Total proceeds from the issuance of the 3.437% 2028 Notes, net of underwriting discounts and offering costs, were $291,798. As of March 31, 2022, the outstanding aggregate principal amount of the 3.437% 2028 Notes is $300,000.
The 2023 Notes, the 6.375% 2024 Notes, the 2026 Notes, the 3.364% 2026 Notes, and the 3.437% 2028 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $15,802 and debt issuance costs of $17,834, which are being amortized over the term of the notes. As of March 31, 2022, $11,854 of the original issue discount and $11,747 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended March 31, 2022 and March 31, 2021, we recorded $15,581 and $12,879, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the nine months ended March 31, 2022 and March 31, 2021, we recorded $46,336 and $38,441, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
On February 13, 2020, the September 2019 Selling Agent Agreement was terminated, and we entered into a new selling agent agreement with InspereX LLC (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with the previously authorized selling agent agreements, the “InterNotes® Offerings”). Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of March 31, 2022, $340,774 aggregate principal amount of Prospect Capital InterNotes® were outstanding.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the nine months ended March 31, 2022, we issued $155,909 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $152,441. These notes were issued with stated interest rates ranging from 2.25% to 4.63% with a weighted average interest rate of 3.48%. These notes mature between February 15, 2025 and March 15, 2052.

The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2022:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$1,499	2.50%	2.50%	February 15, 2025 – March 15, 2025
5	58,068	2.25% – 4.50%	3.26%	July 15, 2026 – March 15, 2027
7	20,929	2.75% – 4.25%	3.02%	July 15, 2028 – February 15, 2029
10	22,435	3.15% – 4.50%	3.38%	July 15, 2031 – March 15, 2032
12	2,422	3.70%	3.70%	July 15, 2033
15	15,041	3.50% – 4.50%	3.84%	July 15, 2036 – February 15, 2037
30	35,515	4.00% – 4.63%	4.06%	July 15, 2051 – March 15, 2052
	$155,909
During the nine months ended March 31, 2021, we issued $109,562 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $107,830. These notes were issued with stated interest rates ranging from 1.50% to 6.00% with a weighted average interest rate of 4.70%. These notes mature between Janaury 15, 2024 and April 15, 2031.

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
	$109,562
During the nine months ended March 31, 2022, we repaid $1,223 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. In order to replace short maturity debt with longer-term debt, we redeemed $322,623 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 5.45%. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the nine months ended March 31, 2022 was $6,403.

The following table summarizes the Prospect Capital InterNotes® outstanding as of March 31, 2022:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$2,161	1.50% – 2.50%	2.19%	January 15, 2024 – March 15, 2025
5	88,361	2.25% – 4.50%	3.17%	January 15, 2026 – March 15, 2027
6	15,107	3.00%	3.00%	June 15, 2027 – July 15, 2027
7	29,252	2.75% – 4.25%	3.17%	January 15, 2028 – February 15, 2029
8	3,511	3.40% – 3.50%	3.45%	June 15, 2029 – July 15, 2029
10	77,185	3.15% – 4.50%	3.85%	August 15, 2029 – March 15, 2032
12	15,066	3.70% – 4.00%	3.95%	June 15, 2033 – July 15, 2033
15	15,041	3.50% – 4.50%	3.84%	July 15, 2036 – February 15, 2037
18	3,085	4.50% – 5.00%	4.73%	January 15, 2031 – April 15, 2031
20	1,597	5.75%	5.75%	November 15, 2032
25	8,036	6.25% – 6.50%	6.37%	November 15, 2038 – May 15, 2039
30	82,372	4.00% – 6.63%	5.29%	November 15, 2042 – March 15, 2052
	$340,774
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
	$508,711
In connection with the issuance of Prospect Capital InterNotes®, we incurred $25,485 of fees which are being amortized over the term of the notes, of which $7,196 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of March 31, 2022.
During the three months ended March 31, 2022 and March 31, 2021, we recorded $3,652 and $10,515, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the nine months ended March 31, 2022 and March 31, 2021, we recorded $13,130 and $30,431, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.

Net Asset Value Applicable to Common Stockholders
During the nine months ended March 31, 2022, our net asset value applicable to common shares increased by $427,534 or $1.00 per common share. The increase was primarily attributable to an increase in net realized and net change in unrealized gains of $376,109, or $0.96 per basic weighted average common share. During the nine months ended March 31, 2022, net investment income of $253,931, or $0.65 per basic weighted average common share, also exceeded distributions to common and preferred stockholders of $227,470 (including distributions classified as return of capital distributions to common stockholders), or $0.58 per basic weighted average common share, resulting in a net increase of $0.07 per basic weighted average common share. The increase was primarily offset by $0.03 of dilution per common share related to common stock issuances through our dividend reinvestment program for the nine months ended March 31, 2022. The following table shows the calculation of net asset value per common share as of March 31, 2022 and June 30, 2021.

	March 31, 2022	June 30, 2021
Net assets	$4,236,011	$3,945,517
Less: Preferred Stock	—	(137,040)
Net assets available to common stockholders	$4,236,011	$3,808,477
Shares of common stock issued and outstanding	391,718,136	388,419,573
Net asset value per common share	$10.81	$9.81

Results of Operations
Operating results for the three and nine months ended March 31, 2022 and March 31, 2021 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Investment income	$181,431	$159,456	$526,281	$474,628
Operating expenses	94,426	86,054	272,350	262,120
Net investment income	87,005	73,402	253,931	212,508
Net realized (losses) gains from investments	(2,254)	881	(12,082)	7,451
Net change in unrealized gains from investments	80,486	184,960	398,340	518,577
Net realized losses on extinguishment of debt	(941)	(12,835)	(10,149)	(18,415)
Net increase in net assets resulting from operations	164,296	246,408	630,040	720,121
Preferred stock dividend	7,139	400	16,748	446
Net Increase in Net Assets Resulting from Operations applicable to Common Stockholders	$157,157	$246,008	$613,292	$719,675

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
The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Interest income	$142,489	$139,583	$430,933	$416,609
Dividend income	5,306	1,402	12,277	3,707
Other income	33,636	18,471	83,071	54,312
Total investment income	$181,431	$159,456	$526,281	$474,628

Average debt principal of performing interest bearing investments(1)	$6,371,203	$5,483,233	$6,052,339	$5,432,414
Weighted average interest rate earned on performing interest bearing investments(1)	8.95%	10.18%	9.35%	10.08%
Average debt principal of all interest bearing investments(2)	$6,658,993	$5,800,685	$6,335,575	$5,793,085
Weighted average interest rate earned on all interest bearing investments(2)	8.56%	9.63%	8.94%	9.45%
(1) Excludes equity investments and non-accrual loans.
(2) Excludes equity investments.
The average interest earned on interest bearing performing assets decreased from 10.18% for the three months ended March 31, 2021 to 8.95% for the three months ended March 31, 2022. The average interest earned on all interest bearing assets decreased from 9.63% for the three months ended March 31, 2021 to 8.56% for the three months ended March 31, 2022. The decrease is primarily due to reduced returns from our structured credit investments.
The average interest earned on interest bearing performing assets decreased from 10.08% for the nine months ended March 31, 2021 to 9.35% for the nine months ended March 31, 2022. The average interest earned on all interest bearing assets decreased from 9.45% for the nine months ended March 31, 2021 to 8.94% for the nine months ended March 31, 2022. The decrease is primarily due to reduced returns from our structured credit investments.
Investment income is also generated from dividends and other income which is less predictable than interest income. The following table describes dividend income earned for the three and nine months ended March 31, 2022 and March 31, 2021, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Dividend income
NMMB, Inc.	$3,988	$—	$7,034	$—
Valley Electric Company, Inc.	809	—	2,509	2,261
Nationwide Loan Company LLC	400	1,384	2,150	1,384
R-V Industries, Inc.	—	—	441	—
Other, net	109	18	143	62
Total dividend income	$5,306	$1,402	$12,277	$3,707

Other income is comprised of structuring fees, advisory fees, amendment fees, royalty interests, settlement of net profits interests, settlement of residual profits interests, administrative agent fees and other miscellaneous and sundry cash receipts. The following table describes other income earned for the three and nine months ended March 31, 2022 and March 31, 2021, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Structuring, advisory and amendment fees
Belnick, LLC	$1,750	$—	$1,750	$—
National Property REIT Corp.	1,593	904	2,815	2,337
Global Tel*Link Corporation	1,500	—	1,500	—
SEOTownCenter, Inc.	1,040	—	1,040	—
USG Intermediate, LLC	687	—	687	—
Magnate Worldwide, LLC	666	—	3,516	—
First Tower Finance Company LLC	664	5,443	7,898	15,443
PeopleConnect Intermediate, LLC	—	—	2,495	—
Broder	—	—	2,239	—
DRI Holding Inc.	—	—	2,238	—
BCPE Osprey Buyer, Inc.	—	—	1,812	—
BCPE North Star US Holdco 2, Inc.	—	—	1,463	—
Victor Technology, LLC	—	—	600	—
Medical Solutions Holdings, Inc.	—	—	530	—
PGX Holdings, Inc.	—	—	3,779	—
Ahead Data Blue, LLC	—	—	—	1,725
Interventional Management Services, LLC	—	1,510	—	1,510
Orva Buyer, LLC	—	—	—	810
Thermal Product Solutions, Inc.	—	—	—	689
H.I.G. KM2 Investor, LLC	—	—	—	500
Atlantis Health Care Group (Puerto Rico), Inc.	—	—	—	445
Eze Castle Integration, Inc.	—	—	—	1,250
OneTouchPoint Corp.	—	810	—	810
Other, net	2,249	208	4,601	774
Total structuring, advisory and amendment fees	$10,149	$8,875	$38,963	$26,293
Royalty and net revenue interests
National Property REIT Corp.	$23,112	$9,297	$43,052	$27,134
Other, net	173	167	527	504
Total royalty and net revenue interests	$23,285	$9,464	$43,579	$27,638
Administrative agent fees
Other, net	$202	$132	$529	$381
Total administrative agent fees	$202	$132	$529	$381
Total other income	$33,636	$18,471	$83,071	$54,312

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

The following table describes the various components of our operating expenses:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Base management fee	$36,426	$29,183	$102,472	$83,866
Income incentive fee	19,967	18,251	59,296	53,354
Interest and credit facility expenses	29,235	32,773	86,952	100,549
Allocation of overhead from Prospect Administration	4,126	2,685	10,891	10,768
Audit, compliance and tax related fees	994	989	1,940	2,267
Directors’ fees	131	113	360	339
Other general and administrative expenses	3,547	2,060	10,439	10,977
Total operating expenses	$94,426	$86,054	$272,350	$262,120
Total gross and net base management fee was $36,426 and $29,183 for the three months ended March 31, 2022 and March 31, 2021, respectively. The increase in total gross base management fee is directly related to a increase in average total assets.
Total gross base management fee was $102,472 and $83,866 for the nine months ended March 31, 2022 and March 31, 2021, respectively. The increase in total gross base management fee is directly related to a increase in average total assets.
For the three months ended March 31, 2022 and March 31, 2021, we incurred $19,967 and $18,251 of income incentive fees, respectively. This increase was driven by a corresponding increase in pre-incentive fee net investment income (net of preferred stock dividends) from $91,253 for the three months ended March 31, 2021 to $99,833 for the three months ended March 31, 2022. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement. Income incentive fee for the nine months ended March 31, 2021 includes a $264 adjustment for fees earned in prior periods that were neither expensed nor paid to the Investment Adviser.
For the nine months ended March 31, 2022 and March 31, 2021, we incurred $59,296 and $53,354 of income incentive fees, respectively. This increase was driven by a corresponding increase in pre-incentive fee net investment income (net of preferred stock dividends) from $265,416 for the nine months ended March 31, 2021 to $296,479 for the nine months ended March 31, 2022. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended March 31, 2022 and March 31, 2021, we incurred $29,235 and $32,773 respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). During the nine months ended March 31, 2022 and March 31, 2021, we incurred $86,952 and $100,549, respectively, of interest expenses related to our Notes. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Interest on borrowings	$25,131	$28,849	$74,668	$88,709
Amortization of deferred financing costs	2,137	1,756	6,242	5,526
Accretion of discount on unsecured debt	744	365	2,063	903
Facility commitment fees	1,223	1,803	3,979	5,411
Total interest and credit facility expenses	$29,235	$32,773	$86,952	$100,549

Average principal debt outstanding	$2,657,523	$2,395,361	$2,469,905	$2,334,905
Annualized weighted average stated interest rate on borrowings(1)	3.78%	4.82%	4.03%	5.07%
Annualized weighted average interest rate on borrowings(2)	4.40%	5.47%	4.69%	5.74%
(1)Includes only the stated interest expense.

(2)Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.
Interest expense decreased from $28,849 for the three months ended March 31, 2021 to $25,131 for the three months ended March 31, 2022. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) decreased from 4.82% for the three months ended March 31, 2021 to 3.78% for the three months ended March 31, 2022, primarily due to redemptions of our Prospect Capital InterNotes®, increased utilization of our Revolving Credit Facility, and repurchases of our Convertible Notes, June 2024 Baby Bond, June 2028 Baby Bond and June 2029 Baby Bond. In addition to Prospect Capital InterNotes®, the 2026 Notes, 3.364% 2026 Notes, and the 2028 Bond were issued at lower rates.
Interest expense decreased from $88,709 for the nine months ended March 31, 2021 to $74,668 for the nine months ended March 31, 2022. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) decreased from 5.07% for the nine months ended March 31, 2021 to 4.03% for the nine months ended March 31, 2022. This decrease is primarily due to redemptions of our Prospect Capital InterNotes®, increased utilization of our Revolving Credit Facility, and repurchases of our Convertible Notes, June 2024 Baby Bond, June 2028 Baby Bond and June 2029 Baby Bond. In addition to Prospect Capital InterNotes®, the 2026 Notes and 3.364% 2026 Notes, and the 2028 Bond were issued at lower rates.
The allocation of net overhead expense from Prospect Administration was $4,126 and $2,685 for the three months ended March 31, 2022 and March 31, 2021, respectively. In addition, during the three months ended March 31, 2021, we were given a credit in the amount of $3,522 for legal expenses incurred on behalf of our portfolio companies that were subsequently remitted to Prospect Administration in the subsequent quarter.
The allocation of net overhead expense from Prospect Administration was $10,891 and $10,768 for the nine months ended March 31, 2022 and March 31, 2021, respectively. Prospect Administration received estimated payments of $5,391 and $1,038 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal services during the nine months ended March 31, 2022 and March 31, 2021, respectively. In addition, during the nine months ended March 31, 2021, we were given a credit in the amount of $3,522 for legal expenses incurred on behalf of our portfolio companies that were subsequently remitted to Prospect Administration in the subsequent quarter. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount. We were given no such credit during the nine months ended March 31, 2022.

Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $4,672 and $3,162 for the three months ended March 31, 2022 and March 31, 2021, respectively. The increase was primarily attributable to a increase in legal fees offset by a decrease in general and administrative expenses.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $12,739 and $13,583 for the nine months ended March 31, 2022 and March 31, 2021, respectively. The decrease was primarily attributable to a decrease in general and administrative expenses.
Net Realized Gains (Losses)
The following table details net realized gains (losses) from investments for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,
Portfolio Company	2022	2021
Edmentum Ultimate Holdings, LLC	$—	$745
Sudbury Mill CLO, Ltd.	516	—
Brookside Mill CLO	(7,683)	—
Dunn Paper, Inc.	(385)
NMMB Inc.	5,294	—
Other, net	4	136
Net realized (losses) gains	$(2,254)	$881

The following table details net realized gains (losses) from investments for the nine months ended March 31, 2022 and March 31, 2021:

	Nine Months Ended March 31,
Portfolio Company	2022	2021
Edmentum Ultimate Holdings, LLC	$—	$4,469
Spartan - Term Loan B	—	2,832
Brookside Mill CLO	(7,683)	—
Sudbury Mill CLO, Ltd.	(8,890)	—
Dunn Paper, Inc.	(385)	—
NMMB Inc.	5,294	—
Other, net	(418)	150
Net realized (losses) gains	$(12,082)	$7,451
Net Realized Loss from Extinguishment of Debt
During the three months ended March 31, 2022 and March 31, 2021, we recorded a net realized loss from the extinguishment of debt of $941 and $12,835, respectively. During the nine months ended March 31, 2022 and March 31, 2021, we recorded a net realized loss from the extinguishment of debt of $10,149 and $18,415, respectively. Refer to Capitalization for additional discussion.
Change in Unrealized Gains (Losses)
The following table details net change in unrealized (losses) gains for our portfolio for the three and nine months ended March 31, 2022 and March 31, 2021, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Control investments	$96,162	$142,379	$352,558	$323,967
Affiliate investments	(11,610)	21,876	26,016	107,582
Non-control/non-affiliate investments	(4,066)	20,705	19,766	87,028
Net change in unrealized gains (losses)	$80,486	$184,960	$398,340	$518,577
The following table details reflects net change in unrealized gains (losses) on investments for the three months ended March 31, 2022:

Net Change in Unrealized Gains (Losses)
National Property REIT Corp.	$149,967
CP Energy Services Inc.	31,164
Subordinated Structured Notes	18,874
Other, net	4,367
Curo Group Holdings Corp.	(6,254)
Credit Central Loan Company, LLC	(6,531)
K&N Parent, Inc.	(8,110)
Pacific World Corporation	(9,258)
NMMB, Inc.	(10,540)
PGX Holdings, Inc.	(12,636)
Echelon Transportation, LLC	(17,588)
InterDent, Inc.	(52,969)
Net change in unrealized gains	$80,486

The following table reflects net change in unrealized gains (losses) on investments for the three months ended March 31, 2021:

Net Change in Unrealized Gains (Losses)
InterDent, Inc.	$54,955
First Tower Finance Company LLC	47,983
National Property REIT Corp.	36,628
PGX Holdings, Inc.	19,457
Other, net	16,853
Subordinated Structured Notes	11,527
CP Energy Services Inc.	5,306
NMMB, Inc.	5,161
Credit Central Loan Company, LLC	(6,091)
Echelon Transportation, LLC	(6,819)
Net change in unrealized gains	$184,960
The following table details net change in unrealized gains (losses) on investments for the nine months ended March 31, 2022:

Net Change in Unrealized Gains (Losses)
National Property REIT Corp.	$348,536
Subordinated Structured Notes	46,619
CP Energy Services Inc.	32,471
First Tower Finance Company LLC	29,024
NMMB, Inc.	21,363
PGX Holdings, Inc.	14,189
Targus Cayman HoldCo Limited	10,331
MITY, Inc.	6,432
R-V Industries, Inc.	4,062
Other, net	(5,257)
USES Corp.	(7,899)
K&N Parent, Inc.	(8,189)
Curo Group Holdings Corp.	(8,565)
Pacific World Corporation	(24,173)
Echelon Transportation, LLC	(26,927)
InterDent, Inc.	(33,677)
Net change in unrealized gains	$398,340

The following table details net change in unrealized gains (losses) on investments for the nine months ended March 31, 2021:

Net Change in Unrealized Gains (Losses)
InterDent, Inc.	$121,247
PGX Holdings, Inc.	107,828
National Property REIT Corp.	107,149
First Tower Finance Company LLC	75,057
Subordinated Structured Notes	36,791
Other, net	36,303
USES Corp.	18,076
Valley Electric Company, Inc.	15,350
R-V Industries, Inc.	9,798
Pacific World Corporation	9,634
NMMB, Inc.	9,101
Securus Technologies Holdings, Inc.	6,935
ACE Cash Express, Inc.	5,348
Targus Cayman HoldCo Limited	5,225
Engine Group, Inc.	4,452
Edmentum Ultimate Holdings, LLC	(5,471)
MITY, Inc.	(8,702)
Credit Central Loan Company, LLC	(10,145)
Echelon Transportation, LLC	(12,456)
CP Energy Services, Inc.	(12,943)
Net change in unrealized gains	$518,577

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

At this time, it is not possible to predict the effect of the FCA Announcement or other regulatory changes or announcements, any establishment of any alternative reference rates, including SOFR and its market acceptance, or any other reforms to LIBOR that may be enacted in the United Kingdom, the United States or elsewhere. As such, the potential effect of any such event on our net investment income cannot yet be determined. The CLOs in which the Company is invested generally contemplate a scenario where LIBOR is no longer available by requiring the CLO administrator to calculate a replacement rate primarily through dealer polling on the applicable measurement date. However, there is uncertainty regarding the effectiveness of the dealer polling processes, including the willingness of banks to provide such quotations, which could adversely impact our net investment income. Recently, the CLOs we are invested in have included, or have been amended to include, language permitting the CLO investment manager to implement a market replacement rate (like SOFR) upon the occurrence of certain material disruption events. However, we cannot ensure that all CLOs in which we are invested will have such provisions, nor can we ensure the CLO investment managers will undertake the suggested amendments when able. In addition, the effect of a phase out of LIBOR on U.S. senior secured loans, the underlying assets of the CLOs in which we invest, is currently unclear, even if certain statutory regimes may apply, e.g., N.Y. Gen. Oblig. Law § 18-401 or the Adjustable Interest Rate (LIBOR) Act. To the extent that any replacement rate utilized for senior secured loans differs from that utilized for a CLO that holds those loans, the CLO would experience an interest rate mismatch between its assets and liabilities which could have an adverse impact on the Company’s net investment income and portfolio returns.

For the nine months ended March 31, 2022 and March 31, 2021, our operating activities used $589,727 and provided $131,003 of cash, respectively. The change in our operating activities is primarily driven by an increase in net originations for the nine months ended March 31, 2022. There were no investing activities for the nine months ended March 31, 2022 and March 31, 2021. Financing activities provided $562,519 and used $74,575 of cash during the nine months ended March 31, 2022 and March 31, 2021, respectively, which included dividend payments of $199,697 and $132,671, respectively. The change in our financing activities is primarily driven by an increase in proceeds from issuance of preferred stock used to finance our increase in net originations for the nine months ended March 31, 2022.

Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to our stockholders.

Our primary sources of funds have historically been issuances of debt and equity. We have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the nine months ended March 31, 2022, we borrowed $1,627,051 and we made repayments totaling $1,284,548 under the Revolving Credit Facility. As of March 31, 2022, our outstanding balance on the Revolving Credit Facility was $699,440. As of March 31, 2022, we had, net of unamortized discount and debt issuance costs, $213,875 outstanding on the Convertible Notes, $1,341,858 outstanding on the Public Notes and $333,578 outstanding on the Prospect Capital InterNotes® (See “Capitalization” above).
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of March 31, 2022 and June 30, 2021, we had $43,351 and $67,385, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of March 31, 2022 and June 30, 2021.
We have guaranteed $2,737 in standby letters of credit issued through a financial intermediary and $1,835 of equipment lease obligations on behalf of InterDent, Inc. (“InterDent”) as of March 31, 2022. Under these arrangements, we would be required to make payments to the financial intermediary or equipment lease provider, respectively, if InterDent was to default on their related payment obligations. As of March 31, 2022, we have not recorded a liability on the statement of assets and liabilities for these guarantees as the likelihood of default on the standby letters of credit or equipment lease is deemed to be remote.
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
Preferred Stock
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”), pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and dealer manager for the Company’s offering of up to 40,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock will initially be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), and the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”). In connection with such offering, on August 3, 2020, we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland (“SDAT”), reclassifying and designating 120,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as “Convertible Preferred Stock.” On October 30, 2020, and amended on February 18, 2022, we entered into a Dealer Manager Agreement with InspereX LLC, pursuant to which InspereX LLC has agreed to serve as the Company’s agent and dealer manager for the Company’s offering of up to 10,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock will initially be issued in multiple series, including the 5.50% Series AA1 Preferred Stock (the “Series AA1 Preferred Stock”) and the 5.50% Series MM1 Preferred Stock (the “Series MM1 Preferred Stock” and together with the Series M1 Preferred Stock and the Series M2 Preferred Stock, the “Series M Preferred Stock”). In connection with such offering, on October 30, 2020 and February 17, 2022, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 40,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as Convertible Preferred Stock. On May 19, 2021, we entered into an Underwriting Agreement with UBS Securities LLC, relating to the offer and sale of 187,000 shares, par value $0.001 per share, of 5.50% Series A2 Preferred Stock, with a liquidation preference of $25.00 per share (the “Series A2 Preferred Stock”, and together with the Series A1 Preferred Stock, Series M1 Preferred Stock, Series M2 Preferred Stock, Series AA1 Preferred Stock, and Series MM1 Preferred Stock, the “5.50% Preferred Stock”). The issuance of the Series A2 Preferred Stock settled on May 26, 2021. In connection with such offering, on May 19, 2021, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 1,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as Convertible Preferred Stock.

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
For so long as the Series A Preferred Stock is outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, and in accordance with ASC 480, we have presented both our 5.50% Preferred Stock and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of March 31, 2022.
We determined the estimated value as of March 31, 2022 of our 5.50% Preferred Stock, with a $25.00 stated value per share. We engaged a third-party valuation service to assist in our determination based on the calculation resulting from the total equity on our Consolidated Statements of Assets and Liabilities in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (the “Form 10-Q”), which was prepared in accordance with U.S. generally accepted accounting principles in the United States of America, adjusted for the fair value of our investments (i.e. from our Consolidated Schedule of Investments) and total liabilities, divided by the number of shares of our Preferred Stock outstanding. Based on this methodology and because the result from the calculation above is greater than the $25.00 per share stated value of our 5.50% Preferred Stock, the estimated value of our 5.50% Preferred Stock as of March 31, 2022 is $25.00 per share.
Common Stock
Our common stockholders’ equity accounts as of March 31, 2022 and June 30, 2021 reflect cumulative shares issued, net of shares repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50%     Preferred Stock Holder Optional Conversion. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
We did not repurchase any shares of our common stock for the nine months ended March 31, 2022 or March 31, 2021.
Recent Developments
On April 26, 2022, we made a new $18,500 First Lien Term Loan investment and a $75,000 Second Lien Term Loan investment in DTI Holdco, Inc., a technology-enabled e-discovery legal service provider, offering solutions to both corporate and law firm clients. Our investment settled on May 2, 2022.

On May 9, 2022, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
June 2022	6/22/2022	7/1/2022	$0.114583
July 2022	7/20/2022	8/1/2022	$0.114583
August 2022	8/17/2022	9/1/2022	$0.114583
On February 8, 2022, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
May 2022 - July 2022	7/20/2022	8/1/2022	$0.334375
On May 9, 2022, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
May 2022	5/27/2022	6/21/2022	$0.0600
June 2022	6/28/2022	7/20/2022	$0.0600
July 2022	7/27/2022	8/18/2022	$0.0600
August 2022	8/29/2022	9/21/2022	$0.0600

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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, EURO Interbank Offer Rate, the Federal Funds Rate, Secured Overnight Financing Rate (“SOFR”) or the Prime Rate. The floating interest rate loans may be subject to a LIBOR floor. Our loans typically have durations of one, two, three, six or twelve months after which they reset to current market interest rates. As of March 31, 2022, 87.20% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility that is based on floating LIBOR rates. Interest on borrowings under the revolving credit facility is one-month LIBOR plus 205 basis points with no minimum LIBOR floor and an outstanding balance of $699,440 as of March 31, 2022. The Convertible Notes, Public Notes and Prospect Capital InterNotes® bear interest at fixed rates.
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
The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in Subordinated Structured Notes) to our loan portfolio and outstanding debt as of March 31, 2022, assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Net Investment Income (1)
Up 300 basis points	$103,049	$20,983	$82,066	$65,653
Up 200 basis points	$60,529	$13,989	$46,540	$37,232
Up 100 basis points	$25,411	$6,994	$18,417	$14,734
Down 100 basis points	$(3,047)	$(3,161)	$114	$91
(1)Includes the impact of income incentive fees. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of March 31, 2022, one, three, and six month LIBOR were 0.45%, 0.96% and 1.47%, respectively. As of March 31, 2022 the one and three month SOFR were 0.30% and 0.68%, respectively.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the year ended March 31, 2022, we did not engage in hedging activities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2022, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures. We are continually monitoring and assessing the COVID-19 pandemic to determine any potential impact on the design and operating effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are not aware of any material legal proceedings as of March 31, 2022.
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
Risks Relating to Business
The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.
As a result of Russia's military invasion of Ukraine in February 2022, the United States and other countries imposed broad-reaching political and economic sanctions on Russia, certain Russian allies believed to be providing them military or financial support, on private and public companies domiciled in Russia, including public issuers and banking and financial institutions, and on a variety of individuals. These sanctions, combined with equivalent measures taken by foreign businesses ceasing operations in Russia, continue to adversely impact global financial markets, disrupt global supply chains, and impair the value and liquidity of issuers that continue to maintain exposure to Russia and its allies, Russian investments and sectors that can be impacted by restrictions on Russian imports and exports, such as the oil and gas industry.
It is not possible to predict the duration or extent of longer-term consequences of this conflict, which could include further sanctions, retaliatory measures taken by Russia, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. However, the consequences of the conflict between Russia and Ukraine could result in an economic downturn or recession either globally or locally in the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited "cold" wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on our returns and net asset value. Such consequences also may increase our funding cost or limit our access to the capital markets.
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
Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, there have been market indicators of a rise in inflation and the Federal Reserve has begun to raise certain benchmark interest rates in an effort to combat inflation. As inflation increases, the real value of our common stock and distributions therefore may decline. In addition, during any periods of rising inflation, the interest rates of debt securities we issue would likely increase, which would tend to further reduce returns to common stockholder; likewise, as interest rates increase, the value of our debt investments would decrease, though this effect can be less pronounced for floating rate instruments. This could also lead to decreased asset coverage for our outstanding debt and preferred stock. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and our investments may not keep pace with inflation, which may result in losses to our stockholders. This risk is greater for fixed-income instruments with longer maturities.
Changes relating to the LIBOR calculation process, and the discontinuation of LIBOR, may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio or issued by us.
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. LIBOR can no longer be used to calculate new deals as of December 31, 2021. Since December 31, 2021, all sterling, euro, Swiss franc and Japanese yen LIBOR settings and the 1-week and 2-month U.S. dollar LIBOR settings have ceased to be published or are no longer representative, and after June 30, 2023, the overnight, 1-month, 3-month, 6-month and 12-month U.S. dollar LIBOR settings will cease to be published or will no longer be representative. Various financial industry groups have begun planning for the transition away from LIBOR, but there are challenges to converting certain securities and transactions to a new reference rate. Neither the effect of the LIBOR transition process nor its ultimate success can yet be known.
As an alternative to LIBOR, the FRS, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions recommended replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Abandonment of, or modifications to, LIBOR could have adverse impacts on newly issued financial instruments and our existing financial instruments which reference LIBOR. While some instruments may contemplate a scenario where LIBOR is no longer available by providing an alternative rate setting methodology, not all instruments may have such provisions and there is significant uncertainty regarding the effectiveness of any such alternative methodologies. On March 15, 2022, President Biden signed into law the Consolidated Appropriations Act of 2022, which among other things, provides for the use of interest rates based on SOFR in certain contracts currently based on LIBOR and a safe harbor from liability for utilizing SOFR-based interest rates as a replacement for LIBOR. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates. The elimination of LIBOR any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.
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
In addition, the effect of a phase out of LIBOR on U.S. senior secured loans, the underlying assets of the CLOs in which we invest, is currently unclear, even if certain statutory regimes may apply, e.g., N.Y. Gen. Oblig. Law § 18-401 or the Adjustable Interest Rate (LIBOR) Act. To the extent that any replacement rate utilized for senior secured loans differs from that utilized for a CLO that holds those loans, the CLO would experience an interest rate mismatch between its assets and liabilities which could have an adverse impact on our net investment income and portfolio returns.
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
The below calculation assumes (i) $8.2 billion in total assets, (ii) an average cost of funds of 4.35% (including preferred dividend payments), (iii) $2.6 billion in debt outstanding, (iv) $1.3 billion in liquidation preference of 5.50% Preferred Stock outstanding, (v) $0.2 billion in 5.35% Preferred Stock outstanding, and (vi) $4.2 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(1)	(23.7)%	(13.9)%	(4.1)%	5.6%	15.4%
The below calculation assumes (i) $8.2 billion in total assets, (ii) an average cost of funds of 3.82%, (iii) $2.6 billion in debt outstanding, (iv) $0.2 billion in 5.35% Preferred Stock outstanding, and (v) $5.4 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(2)	(17.2)%	(9.6)%	(2.0%)	5.6%	13.2%

(1) Assumes no conversion of 5.50% Preferred Stock to common stock.
(2) Assumes the conversion of $1.3 billion in 5.50% Preferred Stock at a conversion rate based on the 5-day VWAP of our common stock on March 31, 2022, which was $8.24, and a Holder Optional Conversion Fee (as defined in the prospectus supplement relating to the applicable offering) of 9.00% on Series A1 Preferred Stock and Series AA1 Preferred Stock of the maximum public offering price disclosed within the applicable prospectus supplements. The actual 5-day VWAP of our common stock on a Holder Conversion Exercise Date may be more or less than $8.24, which may result in more or less shares of common stock issued.
The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.
Pursuant to SEC regulations, this table is calculated as of March 31, 2022. As a result, it has not been updated to take into account any changes in assets or leverage since March 31, 2022.
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

		Stock Price		Premium (Discount) of High to NAV	Premium (Discount) of Low to NAV
	NAV(1)	High(2)	Low(2)
Year Ended June 30, 2020
First quarter	$8.87	$6.73	$6.30	(24.1)%	(29.0)%
Second quarter	8.66	6.70	6.37	(22.6)%	(26.4)%
Third quarter	7.98	6.61	4.04	(17.2)%	(49.4)%
Fourth quarter	8.18	5.74	3.78	(29.8)%	(53.8)%
Year Ended June 30, 2021
First quarter	$8.40	$5.17	$4.69	(38.5)%	(44.2)%
Second quarter	8.96	5.60	4.95	(37.5)%	(44.8)%
Third quarter	9.38	7.98	5.51	(14.9)%	(41.3)%
Fourth quarter	9.81	9.22	7.62	(6.0)%	(22.3)%
Nine Months Ending March 31, 2022
First quarter	$10.12	$8.46	$7.69	(16.4)%	(24.0)%
Second quarter	10.60	9.00	7.83	(15.1)%	(26.1)%
Third quarter	10.81	8.89	7.86	(17.8)%	(27.3)%

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

On March 14, 2022, we filed a notice of meeting and definitive proxy statement in connection with a special meeting of our stockholders that is scheduled to be held on June 10, 2022 for the purpose of asking our stockholders to vote on a proposal to authorize us, with approval of our Board of Directors, to sell shares of our common stock (during the next 12 months) at a price or prices below our then current net asset value per share in one or more offerings subject to certain conditions.

FEES AND EXPENSES
The following tables are intended to assist you in understanding the costs and expenses that an investor in shares of common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. These tables are based on our assets and common stock outstanding as of March 31, 2022, except that we assume that we have issued $1.3 billion in 5.50% Preferred Stock paying dividends of 5.50% per annum, in addition to our $0.15 billion of 5.35% Preferred Stock paying dividends of 5.35% per annum, and that we have borrowed $1.5 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.9 billion. Except where the context suggests otherwise, any reference to fees or expenses paid by “you” or “us” or that “we” will pay fees or expenses, the Company will pay such fees and expenses out of our net assets and, consequently, you will indirectly bear such fees or expenses as an investor in the Company’s common stock. However, you will not be required to deliver any money or otherwise bear personal liability or responsibility for such fees or expenses.

Stockholder transaction expenses:	A1 Shares	M1 and M2 Shares	AA1 Shares and MM1 Shares
Sales Load (as a percentage of offering price)	10.00% (1)	3.00% (2)	5.00% (3)
Offering expenses borne by the Company (as a percentage of offering price)	(4)	(4)	(5)
Preferred Stock Dividend reinvestment plan expenses (6)	None	None	None
Total stockholder transaction expenses (as a percentage of offering price):	11.5%	4.5%	6.0%
Annual expenses (as a percentage of net assets attributable to common stock):
Management fees (7)	4.34%
Incentive fees payable under Investment Advisory Agreement (20% of realized capital gains and 20% of pre-incentive fee net investment income) (8)	1.90%
Total advisory fees	6.24%
Total interest expenses (9)	3.18%
Other expenses (10)	0.76%
Total annual expenses (8)(10)(11)	10.18%
Dividends on Preferred Stock(12)	1.85%
Total annual expenses after dividends on Preferred Stock (13)	12.03%
Example
The following table demonstrates the projected dollar amount of cumulative expenses we would pay out of net assets and that you would indirectly bear over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we have issued $1.3 billion in 5.50% Preferred Stock paying dividends of 5.50% per annum, in addition to our $0.15 billion of 5.35% Preferred Stock paying dividends of 5.35% per annum, we have borrowed $1.5 billion available under our line of credit, in addition to our other indebtedness of $1.9 billion, and that our annual operating expenses would remain at the levels set forth in the table above and that we would pay the costs shown in the table above.

	1 Year	3 Years	5 Years	10 Years
A Shares, AA Shares, and AA1 Shares - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio*	$128	$306	$467	$806
A Shares, AA Shares, and AA1 Shares - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio**	$137	$331	$502	$848
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

(3)     Includes up to a 4.875% selling commission on the $25.00 per share (the “Stated Value”) paid by the Company and a dealer manager fee equal to 0.125% of the Stated Value paid by the Company. For the AA1 Shares we may, through the Holder Optional Conversion Fee, recoup a portion of the Sales Load if stockholders exercise a Holder Optional Conversion (as defined in the prospectus supplement relating to the applicable offering) of their Preferred Stock prior to the 5-year anniversary of the original issue date. The Holder Optional Conversion Fee is 9.00% of the maximum public offering price disclosed herein prior to the first anniversary of the issuance of such Preferred Stock, 8.00% of the maximum public offering price disclosed herein on or after the first anniversary but prior to the second anniversary, 7.00% of the maximum public offering price disclosed herein on or after the second anniversary but prior to the third anniversary, 6.00% of the maximum public offering price disclosed herein on or after the third anniversary but prior to the fourth anniversary, 5.00% of the maximum public offering price disclosed herein on or after the fourth anniversary but prior to the fifth anniversary and 0.00% on or after the fifth anniversary.

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

(5)    The selling commission and dealer manager fee, when combined with organization and offering expenses (including due diligence expenses), are not expected to exceed 6.0% of the gross offering proceeds. Our Board of Directors may, in its discretion, authorize the Company to incur underwriting and other offering expenses in excess of 6.0% of the gross offering proceeds. In no event will the combined selling commission, dealer manager fee and offering expenses exceed FINRA’s limit on underwriting and other offering expenses.

(6)    The expenses of the Preferred DRIP are included in “other expenses.” See “Capitalization” in the applicable prospectus supplement.

(7)    Our base management fee is 2% of our gross assets (which include any amount borrowed, i.e., total assets without deduction for any liabilities, including any borrowed amounts for non-investment purposes, for which purpose we have not and have no intention of borrowing). Although no plans are in place to borrow the full amount under our line of credit, assuming that we borrowed $1.5 billion, the 2% management fee of gross assets equals approximately 4.34% of net assets.

(8)    Based on our net investment income and realized capital gains, less realized and unrealized capital losses, earned on our portfolio for the year ended March 31, 2022, all of which consisted of an income incentive fee. This historical amount has been adjusted to reflect the issuance of 50,000,000 shares of Preferred Stock. The capital gain incentive fee is paid without regard to pre-incentive fee income. For a more detailed discussion of the calculation of the two-part incentive fee, see “Management Services-Investment Advisory Agreement” in the applicable prospectus.

(9)    As of March 31, 2022, we had $1.9 billion outstanding of Unsecured Notes (as defined below) in various maturities, ranging from July 15, 2022 to March 15, 2052, and interest rates, ranging from 1.50% to 6.625%, some of which are convertible into shares of the Company’s common stock at various conversion rates.

(10)    “Other expenses” are based on estimated amounts for the current fiscal year. The amount shown above represents annualized expenses during our year ended March 31, 2022 representing all of our estimated recurring operating expenses (except fees and expenses reported in other items of this table) that are deducted from our operating income and reflected as expenses in our Statement of Operations. The estimate of our overhead expenses, including payments under an administration agreement with Prospect Administration, or the Administration Agreement is based on our projected allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations under the Administration Agreement. See “Business-Management Services-Administration Agreement” in the applicable prospectus.

(11)    If all 50,000,000 shares of Preferred Stock were converted into common stock and assuming all the Series A1 and Series AA1 Preferred Stock pay a Holder Optional Conversion Fee of 9.00% of the maximum public offering price disclosed within the applicable prospectus supplement and are converted at a conversion rate based on the 5-day VWAP of our common stock on March 31, 2022, which was $8.24, then management fees would be 3.34%, incentive fees payable under our Investment Advisory Agreement would be 1.46%, total advisory fees would be 4.80%, total interest expenses would be 2.45%, other expenses would be 0.58%, and total annual expenses would be 7.83% of net assets attributable to our common stock. The actual 5-day VWAP of our common stock on a conversion date may be more or less than $8.24, which may result in fees that are higher or lower than those described herein. These figures are based on the same assumptions described in the other notes to this fee table.

(12)    Based on the 5.50% per annum dividend rate applicable to the A1 Shares, M1 Shares, M2 Shares, AA1 Shares, MM1 Shares, and A2 Shares. Also based on the 5.35% per annum dividend rate applicable to the A Shares. Other series of preferred stock, including other series of preferred stock being sold in different offerings, may bear different annual dividend rates. No dividend will be paid on shares of Preferred Stock after they have been converted to shares of common stock.

(13)     The indirect expenses associated with the Company’s investments in collateralized loan obligations are not included in the fee table presentation, but if such expenses were included in the fee table presentation then the Company’s total annual expenses would have been 10.74%, or 12.59% after dividends on Preferred Stock.
Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
3.3	Articles of Amendment(3)
3.4	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (4)
3.5	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (5)
3.6	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(6)
3.7	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (19)
3.8	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (20)
3.9	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(21)

Exhibit No.
3.10	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(23)
4.1	One Thousand One Hundred Seventh Supplemental Indenture dated as of January 6, 2022, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2027(7)
4.2	One Thousand One Hundred Eighth Supplemental Indenture dated as of January 6, 2022, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2029(7)
4.3	One Thousand One Hundred Ninth Supplemental Indenture dated as of January 6, 2022, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2032(7)
4.4	One Thousand One Hundred Tenth Supplemental Indenture dated as of January 6, 2022, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2037(7)
4.5	One Thousand One Hundred Eleventh Supplemental Indenture dated as of January 6, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2052(7)
4.6	One Thousand One Hundred Twelfth Supplemental Indenture dated as of January 13, 2022, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2027(8)
4.7	One Thousand One Hundred Thirteenth Supplemental Indenture dated as of January 13, 2022, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2029(8)
4.8	One Thousand One Hundred Fourteenth Supplemental Indenture dated as of January 13, 2022, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2032(8)
4.9	One Thousand One Hundred Fifteenth Supplemental Indenture dated as of January 13, 2022, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2037(8)
4.10	One Thousand One Hundred Sixteenth Supplemental Indenture dated as of January 13, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2052(8)
4.11	One Thousand One Hundred Seventeenth Supplemental Indenture dated as of January 21, 2022, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2027(9)
4.12	One Thousand One Hundred Eighteenth Supplemental Indenture dated as of January 21, 2022, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2029(9)
4.13	One Thousand One Hundred Nineteenth Supplemental Indenture dated as of January 21, 2022, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2032(9)
4.14	One Thousand One Hundred Twentieth Supplemental Indenture dated as of January 21, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2037(9)
4.15	One Thousand One Hundred Twenty-First Supplemental Indenture dated as of January 21, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2052(9)
4.16	One Thousand One Hundred Twenty-Second Supplemental Indenture dated as of January 27, 2022, to the U.S. Bank Indenture, and Form of 3.625% Prospect Capital InterNote® due 2027(10)
4.17	One Thousand One Hundred Twenty-Third Supplemental Indenture dated as of January 27, 2022, to the U.S. Bank Indenture, and Form of 3.875% Prospect Capital InterNote® due 2029(10)
4.18	One Thousand One Hundred Twenty-Fourth Supplemental Indenture dated as of January 27, 2022, to the U.S. Bank Indenture, and Form of 4.125% Prospect Capital InterNote® due 2032(10)
4.19	One Thousand One Hundred Twenty-Fifth Supplemental Indenture dated as of January 27, 2022, to the U.S. Bank Indenture, and Form of 4.375% Prospect Capital InterNote® due 2037(10)
4.20	One Thousand One Hundred Twenty-Sixth Supplemental Indenture dated as of January 27, 2022, to the U.S. Bank Indenture, and Form of 4.625% Prospect Capital InterNote® due 2052(10)
4.21	One Thousand One Hundred Twenty-Seventh Supplemental Indenture dated as of February 3, 2022, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2027(11)
4.22	One Thousand One Hundred Twenty-Eighth Supplemental Indenture dated as of February 3, 2022, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2029(11)
4.23	One Thousand One Hundred Twenty-Ninth Supplemental Indenture dated as of February 3, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2032(11)
4.24	One Thousand One Hundred Thirtieth Supplemental Indenture dated as of February 3, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2037(11)
4.25	One Thousand One Hundred Thirty-First Supplemental Indenture dated as of February 10, 2022, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2027(12)
4.26	One Thousand One Hundred Thirty-Second Supplemental Indenture dated as of February 10, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(12)
4.27	One Thousand One Hundred Thirty-Third Supplemental Indenture dated as of February 10, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2032(12)
4.28	One Thousand One Hundred Thirty-Fourth Supplemental Indenture dated as of February 25, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(13)

Exhibit No.
4.29	One Thousand One Hundred Thirty-Fifth Supplemental Indenture dated as of February 25, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(13)
4.30	One Thousand One Hundred Thirty-Sixth Supplemental Indenture dated as of February 25, 2022, to the U.S. Bank Indenture, and Form of 4.375% Prospect Capital InterNote® due 2032(13)
4.31	One Thousand One Hundred Thirty-Seventh Supplemental Indenture dated as of February 25, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2052(13)
4.32	One Thousand One Hundred Thirty-Eighth Supplemental Indenture dated as of March 3, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(14)
4.33	One Thousand One Hundred Thirty-Ninth Supplemental Indenture dated as of March 3, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(14)
4.34	One Thousand One Hundred Fortieth Supplemental Indenture dated as of March 3, 2022, to the U.S. Bank Indenture, and Form of 4.375% Prospect Capital InterNote® due 2032(14)
4.35	One Thousand One Hundred Forty-First Supplemental Indenture dated as of March 3, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2052(14)
4.36	One Thousand One Hundred Forty-Second Supplemental Indenture dated as of March 10, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(15)
4.37	One Thousand One Hundred Forty-Third Supplemental Indenture dated as of March 10, 2022, to the U.S. Bank Indenture, and Form of 4.375% Prospect Capital InterNote® due 2027(15)
4.38	One Thousand One Hundred Forty-Fourth Supplemental Indenture dated as of March 10, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2052(15)
4.39	One Thousand One Hundred Forty-Fifth Supplemental Indenture dated as of March 17, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(16)
4.4	One Thousand One Hundred Forty-Sixth Supplemental Indenture dated as of March 17, 2022, to the U.S. Bank Indenture, and Form of 4.375% Prospect Capital InterNote® due 2027(16)
4.41	One Thousand One Hundred Forty-Seventh Supplemental Indenture dated as of March 17, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2052(16)
4.42	One Thousand One Hundred Forty-Eighth Supplemental Indenture dated as of March 24, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(17)
4.43	One Thousand One Hundred Forty-Ninth Supplemental Indenture dated as of March 24, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(17)
4.44	One Thousand One Hundred Fiftieth Supplemental Indenture dated as of March 31, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(18)
4.45	One Thousand One Hundred Fifty-First Supplemental Indenture dated as of March 31, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(18)
4.46
Amended and Restated Dealer Manager Agreement, dated February 18, 2022, by and among, the Company, Prospect Capital Management L.P., Prospect Administration LLC, InspereX LLC and the Agents named therein and added from time to time(22)

4.47	Escrow Agreement, by and between Prospect Capital Corporation and UMB Bank, National Association dated February 18, 2022(24)
4.48	Amended and Restated Preferred Stock Dividend Reinvestment Plan dated February 18, 2022(25)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on August 4, 2020.
(4)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on August 4, 2020.
(5)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on November 4, 2020.
(6)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on November 4, 2020.

(7)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 88 to the Registration Statement on Form N-2, filed on January 6, 2022.
(8)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 89 to the Registration Statement on Form N-2, filed on January 13, 2022.
(9)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 90 to the Registration Statement on Form N-2, filed on January 21, 2022.
(10)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 91 to the Registration Statement on Form N-2, filed on January 27, 2022.
(11)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 92 to the Registration Statement on Form N-2, filed on February 3, 2022.
(12)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 93 to the Registration Statement on Form N-2, filed on February 10, 2022.
(13)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 94 to the Registration Statement on Form N-2, filed on February 25, 2022.
(14)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 95 to the Registration Statement on Form N-2, filed on March 3, 2022.
(15)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 96 to the Registration Statement on Form N-2, filed on March 10, 2022.
(16)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 97 to the Registration Statement on Form N-2, filed on March 17, 2022.
(17)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 98 to the Registration Statement on Form N-2, filed on March 24, 2022.
(18)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 99 to the Registration Statement on Form N-2, filed on March 31, 2022.
(19)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 26, 2021.
(20)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 19, 2021.
(21)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 19, 2021.
(22)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(23)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(24)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(25)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on February 23, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT CAPITAL CORPORATION

May 9, 2022	By:	/s/ JOHN F. BARRY III
Date		John F. Barry III
Chairman of the Board and Chief Executive Officer

May 9, 2022	By:	/s/ KRISTIN L. VAN DASK
Date		Kristin L. Van Dask
Chief Financial Officer