Form 10-K/A
period 2022-06-30
PROSPECT CAPITAL CORP
filed 2022-09-12
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022 OR
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

5.50% Series A1 Preferred Stock, par value $0.001
5.50% Series AA1 Preferred Stock, par value $0.001
5.50% Series MM1 Preferred Stock, par value $0.001
5.50% Series M1 Preferred Stock, par value $0.001
5.50% Series M2 Preferred Stock, par value $0.001
5.50% Series A2 Preferred Stock, par value $0.001

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
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant as of December 31, 2021 was $2.375 billion (based on the closing price on that date of $8.41 on the NASDAQ Global Select Market). For the purposes of calculating this amount only, all executive officers and Directors are “affiliates” of the Registrant.
As of September 2, 2022, there were 394,791,577 shares of the Registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

EXPLANATORY NOTE

The registrant’s Form 10-K filed with the SEC on September 6, 2022 did not include inline XBRL tagging. The sole purpose of this Amendment No. 1 to the registrant’s Form 10-K for the fiscal period ended June 30, 2022 is to add inline XBRL tagging to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No changes have been made to the registrant’s Form 10-K. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the original filing.

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
•the impact of global health epidemics, including, but not limited to, the ongoing coronavirus pandemic, on our and our portfolio companies’ business and the global economy;
•uncertainty surrounding inflation and the financial and political stability of the United States, Europe, and China;
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
•the impact of changes in London Interbank Offered Rate (“LIBOR”), the cessation of publication of certain LIBOR rates as of June 30, 2022 and in the future and the new use of the Secured Overnight Financing Rate (“SOFR”) on our operating results;
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
•authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission, Internal Revenue Service, the NASDAQ Global Select Market, the New York Stock Exchange LLC, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business; and
•any of the other risks, uncertainties and other factors we identify in this Annual Report.

PART I
Item 1. Business
In this Annual Report, the terms “Prospect,” “the Company,” “we,” “us” and “our” mean Prospect Capital Corporation and all entities included in our consolidated financial statements, unless the context specifically requires otherwise.
General
Prospect is a financial services company that primarily lends to and invests in middle-market privately-held companies. We are a closed-end investment company incorporated in Maryland. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we have elected to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). We were organized on April 13, 2004, and were funded in an initial public offering completed on July 27, 2004. We are one of the largest BDCs with approximately $7.66 billion of total assets as of June 30, 2022.
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
Lending to Companies - We make directly-originated agented loans to companies, including companies which are controlled by private equity sponsors and companies that are not controlled by private equity sponsors (such as companies that are controlled by the management team, the founder, a family or public shareholders). This debt can take the form of first lien, second lien, unitranche or unsecured loans. These loans typically have equity subordinate to our loan position. We may also purchase selected equity co-investments in such companies. In addition to directly-originated, agented loans, we also invest in senior and secured loans, syndicated loans and high yield bonds that have been sold to a club or syndicate of buyers, both in the primary and secondary markets. These investments are often purchased with a long term, buy-and-hold outlook, and we often look to provide significant input to the transaction by providing anchoring orders. Historically, this strategy has comprised approximately 40%-60% of our portfolio.
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

Investing in Structured Credit - We make investments in collateralized loan obligations (“CLOs”), often taking a significant position in subordinated structured notes (equity) and rated secured structured notes (debt). The underlying portfolio of each structured credit investment is diversified across approximately 100 to 200 broadly syndicated loans and does not have direct exposure to real estate, mortgages, or consumer-based credit assets. The structured credit portfolios in which we invest are managed by established collateral management teams with many years of experience in the industry. Historically, this overall strategy has comprised approximately 10%-20% of our portfolio.
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
Industry Sectors
Our portfolio is invested across 39 industry categories. Excluding our CLO investments, which do not have industry concentrations, no individual industry comprises more than 18.3% of the portfolio on either a cost or fair value basis.
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
Prospect Capital Management employs several methods of evaluating and monitoring the performance and value of our investments, which may include, but are not limited to, the following:
•Assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;
•Regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;
•Comparisons to other portfolio companies in the industry, if any;
•Attendance at and participation in board meetings of the portfolio company; and
•Review of monthly and quarterly financial statements and financial projections for the portfolio company.
Investment Valuation
As a BDC, and in accordance with the 1940 Act, we fair value our investment portfolio on a quarterly basis, with any unrealized gains and losses reflected in net increase (decrease) in net assets resulting from operations on our Consolidated Statement of Operations. To value our investments, we follow the guidance of ASC 820, Fair Value Measurement (“ASC 820”), that defines fair value, establishes a framework for measuring fair value in conformity with GAAP, and requires disclosures about fair value measurements. For further discussion of ASC 820 and our process for determining the fair value of investment portfolio, see Critical Accounting Policies and Estimates.
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
Investment Adviser
Prospect Capital Management, a Delaware limited partnership that is registered as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”) manages our investments. Prospect Capital Management is led by John F. Barry III and M. Grier Eliasek, two senior executives with significant investment advisory and business experience. Both Messrs. Barry and Eliasek spend a significant amount of their time in their roles at Prospect Capital Management working on our behalf. The principal executive offices of Prospect Capital Management are 700 S Rosemary Ave, Suite 204, West Palm Beach, FL 33401. We depend on the due diligence, skill and network of business contacts of the senior management of the Investment Adviser. We also depend, to a significant extent, on the Investment Adviser’s investment professionals and the information and deal flow generated by those investment professionals in the course of their investment and portfolio management activities. The Investment Adviser’s senior management team evaluates, negotiates, structures, closes, monitors and services our investments. Our future success depends to a significant extent on the continued service of the senior management team, particularly John F. Barry III and M. Grier Eliasek. The departure of any of the senior managers of the Investment Adviser could have a materially adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that Prospect Capital Management will remain the Investment Adviser or that we will continue to have access to its investment professionals or its information and deal flow. Under the Investment Advisory Agreement (as defined below), we pay Prospect Capital Management investment advisory fees, which consist of an annual base management fee based on our gross assets as well as a two-part incentive fee based on our performance. Mr. Barry currently controls Prospect Capital Management.
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

Alternative 1
Assumptions
•Investment income (including interest, dividends, fees, etc.) = 1.25%
•Hurdle rate(1) = 1.75%
•Base management fee(2) = 0.50%
•Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%
•Pre-incentive fee net investment income (investment income – (base management fee + other expenses)) = 0.55%
Pre-incentive net investment income does not exceed hurdle rate, therefore there is no income incentive fee.
Alternative 2
Assumptions
•Investment income (including interest, dividends, fees, etc.) = 2.70%
•Hurdle rate(1) = 1.75%
•Base management fee(2) = 0.50%
•Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%
•Pre-incentive fee net investment income (investment income – (base management fee + other expenses)) = 2.00%
Pre-incentive net investment income exceeds hurdle rate, therefore there is an income incentive fee payable by us to the Investment Adviser. The Income Incentive Fee would be calculated as follows:
= 100% × “Catch Up” + the greater of 0% AND (20% × (pre-incentive fee net investment income – 2.1875%))
= (100% × (2.00% - 1.75%)) + 0%
= 100% × 0.25% + 0%
= 0.25%

Alternative 3
Assumptions
•Investment income (including interest, dividends, fees, etc.) = 3.00%
•Hurdle rate(1) = 1.75%
•Base management fee(2) = 0.50%
•Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%
•Pre-incentive fee net investment income (investment income – (base management fee + other expenses)) = 2.30%
Pre-incentive net investment income exceeds hurdle rate, therefore there is an income incentive fee payable by us to the Investment Adviser. The Income Incentive Fee would be calculated as follows:
= 100% × “Catch Up” + the greater of 0% AND (20% × (pre-incentive fee net investment income – 2.1875%))
= (100% × (2.1875% – 1.75%)) + the greater of 0% AND (20% × (2.30% – 2.1875%))
= (100% × 0.4375%) + (20% × 0.1125%)
= 0.4375% + 0.0225%
= 0.46%

(1)Represents 7% annualized hurdle rate.
(2)Represents 2% annualized base management fee.
(3)Excludes organizational and offering expenses.

Example 2: Capital Gains Incentive Fee
Alternative 1
Assumptions
•Year 1: $20 million investment made
•Year 2: Fair market value (“FMV”) of investment determined to be $22 million
•Year 3: FMV of investment determined to be $17 million
•Year 4: Investment sold for $21 million
The impact, if any, on the capital gains portion of the incentive fee would be:
•Year 1: No impact
•Year 2: No impact
•Year 3: Decrease base amount on which the second part of the incentive fee is calculated by $3 million (unrealized capital depreciation)
•Year 4: Increase base amount on which the second part of the incentive fee is calculated by $4 million ($1 million of realized capital gain and $3 million reversal in unrealized capital depreciation)
Alternative 2
Assumptions
•Year 1: $20 million investment made
•Year 2: FMV of investment determined to be $17 million
•Year 3: FMV of investment determined to be $17 million
•Year 4: FMV of investment determined to be $21 million
•Year 5: FMV of investment determined to be $18 million
•Year 6: Investment sold for $15 million
The impact, if any, on the capital gains portion of the incentive fee would be:
•Year 1: No impact
•Year 2: Decrease base amount on which the second part of the incentive fee is calculated by $3 million (unrealized capital depreciation)
•Year 3: No impact
•Year 4: Increase base amount on which the second part of the incentive fee is calculated by $3 million (reversal in unrealized capital depreciation)
•Year 5: Decrease base amount on which the second part of the incentive fee is calculated by $2 million (unrealized capital depreciation)
•Year 6: Decrease base amount on which the second part of the incentive fee is calculated by $3 million ($5 million of realized capital loss offset by a $2 million reversal in unrealized capital depreciation)

Alternative 3
Assumptions
•Year 1: $20 million investment made in company A (“Investment A”) and $20 million investment made in company B (“Investment B”)
•Year 2: FMV of Investment A is determined to be $21 million and Investment B is sold for $18 million
•Year 3: Investment A is sold for $23 million
The impact, if any, on the capital gains portion of the incentive fee would be:
•Year 1: No impact
•Year 2: Decrease base amount on which the second part of the incentive fee is calculated by $2 million (realized capital loss on Investment B)
•Year 3: Increase base amount on which the second part of the incentive fee is calculated by $3 million (realized capital gain on Investment A)
Alternative 4
Assumptions
•Year 1: $20 million investment made in company A (“Investment A”) and $20 million investment made in company B (“Investment B”)
•Year 2: FMV of Investment A is determined to be $21 million and FMV of Investment B is determined to be $17 million
•Year 3: FMV of Investment A is determined to be $18 million and FMV of Investment B is determined to be $18 million
•Year 4: FMV of Investment A is determined to be $19 million and FMV of Investment B is determined to be $21 million
•Year 5: Investment A is sold for $17 million and Investment B is sold for $23 million
The impact, if any, on the capital gains portion of the incentive fee would be:
•Year 1: No impact
•Year 2: Decrease base amount on which the second part of the incentive fee is calculated by $3 million (unrealized capital depreciation on Investment B)
•Year 3: Decrease base amount on which the second part of the incentive fee is calculated by $1 million ($2 million in unrealized capital depreciation on Investment A and $1 million recovery in unrealized capital depreciation on Investment B)
•Year 4: Increase base amount on which the second part of the incentive fee is calculated by $3 million ($1 million recovery in unrealized capital depreciation on Investment A and $2 million recovery in unrealized capital depreciation on Investment B)
•Year 5: Increase base amount on which the second part of the incentive fee is calculated by $1 million ($3 million realized capital gain on Investment B offset by $3 million realized capital loss on Investment A plus a $1 million reversal in unrealized capital depreciation on Investment A from Year 4)

Duration and Termination
The Investment Advisory Agreement was originally approved by our Board of Directors on June 23, 2004 and was recently re-approved by the Board of Directors on June 16, 2022 for an additional one-year term expiring June 21, 2023, as discussed below. Unless terminated earlier as described below, it will remain in effect from year to year thereafter if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risk Factors – Risks Relating to Our Business – We are dependent upon Prospect Capital Management’s key management personnel for our future success.”
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
Board of Directors Approval of the Investment Advisory Agreement
On June 16, 2022, our Board of Directors voted unanimously to renew the Investment Advisory Agreement for the 12-month period ending June 21, 2023. In its consideration of the Investment Advisory Agreement, the Board of Directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by Prospect Capital Management; (b) comparative data with respect to advisory fees or expense ratios paid by other business development companies with similar investment objectives; (c) our operating expenses; (d) the profitability of Prospect Capital Management and any existing and potential sources of indirect income to Prospect Capital Management or Prospect Administration from their relationships with us and the profitability of those relationships; (e) information about the services performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of Prospect Capital Management and its affiliates and (g) the possibility of obtaining similar services from other third party service providers or through an internally managed structure. In approving the renewal of the Investment Advisory Agreement, the Board of Directors, including all of the directors who are not “interested persons,” considered the following:
•Nature, Quality and Extent of Services. The Board of Directors considered the nature, extent and quality of the investment selection process employed by Prospect Capital Management. The Board of Directors also considered Prospect Capital Management’s personnel and their prior experience in connection with the types of investments made by us. The Board of Directors concluded that the services to be provided under the Investment Advisory Agreement are generally the same as those of comparable business development companies described in the available market data.
•Investment Performance. The Board of Directors reviewed our investment performance over various periods, as well as comparative data with respect to the investment performance of a group of other, comparable externally managed business development companies. The Board of Directors concluded that Prospect Capital Management was delivering results consistent with our investment objective and that our investment performance was satisfactory when compared to comparable business development companies.
•The reasonableness of the fees paid to Prospect Capital Management. The Board of Directors considered comparative data based on publicly available information on a group of other, comparable business development companies selected by the Adviser and the Company’s Board of Directors (the “BDC Expense Peers”) with respect to services rendered and the advisory fees (including the management fees and incentive fees), as well as our operating expenses, efficiency ratio and expense ratio compared to the BDC Expense Peers. The Board of Directors reviewed information concerning Prospect Capital Management’s costs in serving as the Company’s investment adviser, including costs associated with technology, infrastructure and compliance necessary to manage the Company, as well as compensation costs, Prospect Capital Management’s compensation program, and the relationship of such compensation to Prospect Capital Management’s ability to attract and retain investment advisory personnel. Finally, on behalf of the Company, the Board of Directors also considered the profitability of Prospect Capital Management. Based upon its review, the Board of Directors concluded that the fees to be paid under the Investment Advisory Agreement are reasonable.

•Economies of Scale. The Board of Directors considered information about the potential of Prospect Capital Management to realize economies of scale in managing our assets, and determined that at this time there were not economies of scale to be realized by Prospect Capital Management.
Based on the information reviewed and the discussions detailed above, the Board of Directors (including all of the directors who are not “interested persons”) concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the renewal of the Investment Advisory Agreement with Prospect Capital Management as being in the best interests of the Company and its stockholders.
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
Human Capital
We do not currently have any employees and do not expect to have any employees. The services necessary for the operation of our business are provided by investment professionals and personnel of Prospect Capital Management and by the officers and the employees of Prospect Administration pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement, respectively, each as described herein and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Each of our executive officers is an employee or affiliate of Prospect Capital Management or Prospect Administration. Our day-to-day investment activities are managed by Prospect Capital Management, the investment professionals of which focus on origination, transaction development, investment and the ongoing monitoring of our investments. We reimburse both Prospect Capital Management and Prospect Administration for a certain portion of expenses incurred in connection with such staffing. Because we have no employees, we do not have a formal employee relations policy.

Portfolio Managers
The following individuals function as portfolio managers primarily responsible for the day-to-day management of our portfolio. Our portfolio managers are not responsible for day-to-day management of any other accounts. For a description of their principal occupations for the past five years, please refer to our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after the end of our fiscal year.

Name	Position	Length of Service with Company (Years)
John F. Barry III	Chairman and Chief Executive Officer	18
M. Grier Eliasek	President and Chief Operating Officer	18
Mr. Eliasek receives no compensation from the Company. Mr. Eliasek receives a salary and bonus from Prospect Capital Management that takes into account his role as a senior officer of the Company and of Prospect Capital Management, his performance and the performance of each of Prospect Capital Management and the Company. Mr. Barry receives no compensation from the Company. Mr. Barry, as the sole member of Prospect Capital Management, receives a salary and/or bonus from Prospect Capital Management and is entitled to equity distributions after all other obligations of Prospect Capital Management are met.
The following table sets forth the dollar range of our common stock beneficially owned by each of the portfolio managers described above as of June 30, 2022:

Name	Aggregate Dollar Range of Common Stock Beneficially Owned by Portfolio Managers(1)(2)(3)
John F. Barry III	Over $1,000,000
M. Grier Eliasek	Over $1,000,000
(1) Beneficial ownership is calculated in accordance with Rule 13d-3(d)(1) of the Securities Exchange Act of 1934 (“Exchange Act”). In computing the aggregate dollar of common stock beneficially owned by a person who also owns shares of 5.50% Preferred Stock (as defined herein), we have included the aggregate dollar value of shares of common stock issuable upon the conversion of the person’s outstanding shares of 5.50% Preferred Stock.
(2) The dollar ranges are: none, $1-$10,000, $10,001-$50,000, $50,001-$100,000; $100,001 - $500,000; $500,001 - $1,000,000; or over $1,000,000.
(3) The dollar range of our equity securities beneficially owned is based on the closing price of $6.99 on June 30, 2022 on The Nasdaq Stock Market LLC (the “Nasdaq”).
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
Determination of Net Asset Value
The net asset value per share of our outstanding shares of common stock will be determined quarterly by dividing the value of total assets minus liabilities minus carrying value of our then outstanding preferred stock by the total number of common shares outstanding.
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
Common Stock Dividend Reinvestment and Direct Stock Purchase Plan
We have adopted a common stock dividend reinvestment and direct stock purchase plan (the “Plan” or the “DRIP”) that provides for reinvestment of our common stock dividends or distributions on behalf of our common stockholders, unless a common stockholder elects to receive cash as provided below, and the ability to purchase additional shares of common stock by making optional cash investments. On April 17, 2020, our Board of Directors approved amendments to our DRIP, effective on May 21, 2020. These amendments principally provide for the number of newly-issued shares of common stock to be credited to a stockholder’s account to be determined by dividing (i) the total dollar amount of the dividend payable to such stockholder by (ii) 95% of the closing market price per share of our common stock on the date fixed by our Board of Directors for such distribution (thereby providing a 5% discount to the market price of our common stock on such date). As a result, when our Board of Directors authorizes, and we declare, a cash dividend or distribution, then our common stockholders who have not (or whose broker through which they hold shares of our common stock have not) “opted out” of our DRIP will have their cash dividends or distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends or distributions.
Common stockholders who purchased shares of our common stock through or hold shares in the name of a broker or financial institution should consult with a representative of their broker or financial institution with respect to their participation in our DRIP. Even if such stockholders have elected to automatically reinvest their shares with their broker, the broker may have “opted out” of our DRIP (which utilizes DTC’s dividend reinvestment service), and such stockholders may therefore not be receiving the 5% pricing discount. Many common stockholders have been “opted out” of our DRIP by their brokers who instead implement a “synthetic” dividend reinvestment plan in which such broker purchases shares in the open market with no discount, using the funds from cash dividends. Common stockholders interested in participating in our DRIP should contact their brokers to make sure each such DRIP participation election has been made for the benefit of such stockholder. In making such DRIP election, each such common stockholder should specify to his or her broker the desire to participate in the “Prospect Capital Corporation DRIP through DTC” that issues shares of our common stock based on 95% of the market price (a 5% discount to the market price) and not the broker's own “synthetic” dividend reinvestment plan (if any) that offers no such discount. Common stockholders may need to make such election proactively with their broker.
If you are not a current common stockholder and want to enroll or have “opted out” and wish to rejoin, you may also purchase shares directly through the Plan or opt in by enrolling online or submitting to the Plan administrator a completed enrollment form and, if you are not a current stockholder, making an initial investment of at least $250.
No action is required on the part of a directly registered common stockholder to have their cash dividend or distribution reinvested in shares of our common stock. A directly registered common stockholder may elect to receive an entire dividend or distribution in cash by notifying the Plan administrator and our transfer agent and registrar, in writing so that such notice is received by the Plan administrator no later than the record date for dividends to stockholders. The Plan administrator will set up a dividend reinvestment account for shares acquired pursuant to the Plan for each stockholder who has not so elected to receive dividends and distributions in cash or who has enrolled in the Plan as described herein (each, a “Participant”). The Plan administrator will hold each Participant’s shares, together with the shares of other Participants, in non-certificated form in the Plan administrator’s name or that of its nominee. Upon request by a Participant to terminate their participation in the Plan and liquidate their Plan account, received in writing, via the Internet or the Plan administrator’s toll free number no later than 3 business days prior to a dividend or distribution payment date, such dividend or distribution will be paid out in cash and not be reinvested. If such request is received fewer than 3 business days prior to a dividend or distribution payment date, such dividend or distribution will be reinvested but all subsequent dividends and distributions will be paid to the stockholder in cash on all balances. Upon such termination of the Participant’s participation in the Plan and liquidation of their plain account, all whole shares owned by the Participant will be issued to the Participant in certificated form and a check will be issued to the Participant for the proceeds of fractional shares less a transaction fee of $15. Those stockholders whose shares are held by a broker or other financial intermediary may receive dividends or distributions in cash by notifying their broker or other financial intermediary of their election.
We primarily use newly-issued shares of our common stock to implement reinvestment of dividends and distributions under the DRIP, whether our shares are trading at a premium or at a discount to net asset value. However, we reserve the right to purchase shares of our common stock in the open market in connection with the implementation of reinvestment of dividends or distributions under the DRIP. The number of newly-issued shares of common stock to be credited to a stockholder’s account will be determined by dividing the total dollar amount of the dividend or distribution payable to such stockholder by 95% of the market price per share of our common stock at the close of regular trading on the NASDAQ Global Select Market on the date fixed by the Board for Directors for such distribution. Market price per share on that date will be the closing price for such shares on the NASDAQ Global Select Market or, if no sale is reported for such day, at the average of their reported bid and asked prices. The number of shares of our common stock to be outstanding after giving effect to payment of the dividend or distribution cannot be established until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated. Common stockholders who do not elect to receive dividends and distributions in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium at the time we issue new shares under the Plan and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our common stockholders who participate in the Plan, the level of premium or discount at which our shares are trading and the amount of the dividend or distribution payable to a common stockholder.
There are no brokerage charges or other charges to common stockholders who participate in reinvestment of dividends or distributions under the Plan. The Plan administrator’s fees under the Plan are paid by us. If a participant elects by written notice to the Plan administrator to have the Plan administrator sell part or all of the shares held by the Plan administrator in the participant’s account and remit the proceeds to the participant, the Plan administrator is authorized to deduct a $15 transaction fee plus a $0.10 per share brokerage commissions from the proceeds.
Common stockholders who receive dividends or distributions in the form of stock are subject to the same U.S. federal, state and local tax consequences as are common stockholders who elect to receive their dividends or distributions in cash. A common stockholder’s basis for determining gain or loss upon the sale of stock received in a dividend or distribution from us will be equal to the total dollar amount of the dividend or distribution payable to the stockholder. Any stock received in a dividend or distribution will have a new holding period for tax purposes commencing on the day following the day on which the shares of common stock are credited to the U.S. Stockholder’s account (as defined below).
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
Preferred Stock Dividend Reinvestment Plan
We have adopted a preferred stock dividend reinvestment plan (the “Preferred Stock Plan” or the “Preferred Stock DRIP”) that provides for reinvestment of our dividends declared by our Board of Directors on shares of our 5.50% Series A1 Preferred Stock (the “Series A1 Preferred Stock”), 5.50% Series M1 Preferred Stock (the “Series M1 Preferred Stock”), the 5.50% Series M2 Preferred Stock (the “Series M2 Preferred Stock,” and together with the Series M1 Preferred Stock, the “Series M Preferred Stock”), 5.50% Series AA1 Preferred Stock (the “Series AA1 Preferred Stock”), the 5.50% Series MM1 Preferred Stock (the “Series MM1 Preferred Stock”) and 5.50% Series A2 Preferred Stock (the “Series A2 Preferred Stock”, and all such series of preferred stock referred to collectively as “5.50% Preferred Stock”) on behalf of our preferred stockholders.
Eligibility of Existing Holders of 5.50% Preferred Stock
If you are a current holder of record of shares of 5.50% Preferred Stock, you may participate in the Preferred Stock Plan. Eligible holders of shares of 5.50% Preferred Stock may enroll in the Preferred Stock Plan online through

www.computershare.com/investor. Alternatively, you may enroll by completing an enrollment form and delivering it to Computershare Trust Company, N.A. (“Computershare”), the administrator for the Preferred Stock Plan.
If you own shares of 5.50% Preferred Stock that are registered in someone else’s name (for example, a bank, broker, or trustee) and you want to participate in the Preferred Stock Plan, you may be able to arrange for that person to handle the reinvestment of your dividends. If not, your shares of 5.50% Preferred Stock should be withdrawn from “street name” or other form of registration and should be registered in your own name. Alternatively, your broker or bank may offer a program that allows you to participate in a plan without having to withdraw your shares of 5.50% Preferred Stock from “street name.”
If you are already a participant in the Preferred Stock Plan, you need not take any further action in order to maintain your present participation.
Administration
Computershare Trust Company, N.A. administers the Preferred Stock Plan. Certain administrative support will be provided to Computershare by its designated affiliates. If you have questions regarding the Preferred Stock Plan, please write to Computershare at the following address: Computershare Trust Company, N.A., P.O. Box 505013, Louisville, KY 40233-5013 or call Computershare at 1-877-373-6374. An automated voice response system is available 24 hours a day, 7 days a week. Customer service representatives are available from 8:00 a.m. to 8:00 p.m., Eastern Time, Monday through Friday (except holidays). In addition, you may visit Computershare’s website at www.computershare.com/investor. At this website, you can enroll in the Preferred Stock Plan, obtain information, and perform certain transactions on your Preferred Stock Plan account.
Purchases and Pricing of Shares of 5.50% Preferred Stock
With respect to reinvested dividends, the Stated Value for purchases of shares of 5.50% Preferred Stock directly from us will be $25.00 per share, and the investment date will be the dividend payment date for the month. Dividend payment dates generally occur on the first business day of each month. Your account will be credited with a full and fractional number of shares of 5.50% Preferred Stock, subject to operating procedures of the Depository Trust Company, equal to the total amount to be invested by you, divided by the applicable purchase price per share.
There are no fees or other charges on shares of 5.50% Preferred Stock purchased through the Preferred Stock Plan.
Participation
Any eligible holder of shares of 5.50% Preferred Stock may enroll in the Preferred Stock Plan online through www.computershare.com/investor. Alternatively, you may enroll in the Preferred Stock Plan by completing an enrollment form and returning it to Computershare at the address set forth above.
If Computershare receives your enrollment form by the record date for the payment of the next dividend (approximately 10 days in advance of the dividend payment date), that dividend will be invested in additional shares of 5.50% Preferred Stock for your Preferred Stock Plan account; provided, however, that the first dividend payable with respect to newly-issued shares of 5.50% Preferred Stock pursuant to our primary offering will be paid in cash, with subsequent dividends reinvested pursuant to the Preferred Stock Plan. If the enrollment form is received in the period after any dividend record date, that dividend will be paid by check or automatic deposit to a U.S. bank account that you designate and your initial dividend reinvestment will commence with the following dividend.
By enrolling in the Preferred Stock Plan, you direct Computershare to apply all, but not less than all, dividends to the purchase of additional shares of 5.50% Preferred Stock in accordance with the Preferred Stock Plan’s terms and conditions. Unless otherwise instructed, Computershare will thereafter automatically reinvest all, but not less than all, dividends declared on shares of 5.50% Preferred Stock held under the Preferred Stock Plan. If you want to discontinue the reinvestment of all dividends paid on your shares of 5.50% Preferred Stock, you must provide notice to Computershare.
Cost
We will pay all fees, the annual cost of administration and, unless provided otherwise in the Preferred Stock Plan, all other charges incurred in connection with the purchase of shares of 5.50% Preferred Stock acquired under the Preferred Stock Plan, if any.

Number of Shares of 5.50% Preferred Stock to be Purchased for the Participant
The number of shares of 5.50% Preferred Stock purchased under the Preferred Stock Plan will depend on the amount of your dividend. Shares of 5.50% Preferred Stock purchased under the Preferred Stock Plan will be credited to your account. Both full and fractional shares will be purchased.
Shares of 5.50% Preferred Stock received through the Preferred Stock Plan will be of the same series and have the same original issue date for purposes of the Holder Optional Conversion Fee and for other terms of the 5.50% Preferred Stock based on issuance date as the 5.50% Preferred Stock for which the dividend was declared.
The aggregate number of shares of 5.50% Preferred Stock, including shares issued under the Preferred Stock Plan, shall not exceed 1,000,000. We cannot assure you there will be enough shares of 5.50% Preferred Stock to meet the requirements under the Preferred Stock Plan. If we do not have a sufficient number of shares of 5.50% Preferred Stock to meet the 5.50% Preferred Stock Plan requirements during any month, the portion of any reinvested dividends received by Computershare but not invested in shares of 5.50% Preferred Stock under the Preferred Stock Plan will be returned to participants without interest.
Source of Shares of 5.50% Preferred Stock Purchased Under the Preferred Stock Plan
Shares of 5.50% Preferred Stock purchased under the Preferred Stock Plan will come from our authorized but unissued shares of preferred stock.
Method for Changing Preferred Stock Plan Election
You may change your Preferred Stock Plan election at any time online through www.computershare.com/investor, by telephone or by notifying Computershare in writing. To be effective with respect to a particular dividend, any such change must be received by Computershare prior to the record date for such dividend.
Withdrawal by Participant
You may discontinue the reinvestment of your dividends at any time by providing written or telephone notice to Computershare. Alternatively, you may change your dividend election online through www.computershare.com/investor. If Computershare receives your notice of withdrawal prior to the record date for the payment of the next dividend, Computershare, in its sole discretion, will distribute such dividends in cash. If the request is received after the record date for the payment of the next dividend, then that dividend will be reinvested. However, all subsequent dividends will be paid out in cash on all balances. Computershare will continue to hold your shares of 5.50% Preferred Stock in your Preferred Stock Plan account.
Generally, an eligible holder of shares of 5.50% Preferred Stock may again become a participant in the Preferred Stock Plan. However, we reserve the right to reject the enrollment of a previous participant in the Preferred Stock Plan on grounds of excessive joining and termination. This reservation is intended to minimize administrative expense and to encourage use of the Preferred Stock Plan as a long-term investment service.
Share Certificates and Safekeeping
Shares of 5.50% Preferred Stock that you acquire under the Preferred Stock Plan will be maintained in your Preferred Stock Plan account in non-certificated form. This protects your shares of 5.50% Preferred Stock against loss, theft or accidental destruction and also provides a convenient way for you to keep track of your shares of 5.50% Preferred Stock.
Reports to Participants
Statements of your account activity will be sent to you after each transaction, which will simplify your record keeping. Each Preferred Stock Plan account statement will show the amount invested, the purchase price and the number of shares of 5.50% Preferred Stock purchased. The statement will include specific cost basis information in accordance with applicable law. Please notify Computershare promptly either in writing, by telephone or through the Internet if your address changes. In addition, you will receive copies of the same communications sent to all other holders of shares of 5.50% Preferred Stock, if any. You also will receive any U.S. Internal Revenue Service, or the “IRS,” information returns, if required. Please retain all account statements for your records. The statements contain important tax and other information.

Suspension, Modification or Termination of the Preferred Stock Plan
We reserve the right to suspend, modify or terminate the Preferred Stock Plan at any time. Participants will be notified of any suspension, modification or termination of the Preferred Stock Plan. Upon our termination of the Preferred Stock Plan any whole book-entry shares owned will continue to be credited to a participant’s account unless specifically requested otherwise.
U.S. Federal Income tax Consequences of Participating in the Preferred Stock Plan
Preferred stockholders who receive dividends or distributions in the form of stock are subject to the same U.S. federal, state and local tax consequences as are preferred stockholders who elect to receive their dividends or distributions in cash. A preferred stockholder’s basis for determining gain or loss upon the sale of stock received in a dividend or distribution from us will be equal to the total dollar amount of the dividend or distribution payable to the stockholder. Any stock received in a dividend or distribution will have a new holding period for tax purposes commencing on the day following the day on which the shares of 5.50% Preferred Stock are credited to the U.S. Stockholder’s account.
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
A “U.S. Stockholder” is a beneficial owner of shares of our common stock that is for U.S. federal income tax purposes:
•A citizen or individual resident of the United States;
•A corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;
•An estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
•A trust if (1) a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of the trust or (2) it has a valid election in place to be treated as a U.S. person.
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
Taxation as a RIC
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
1.Qualify to be treated as a business development company or be registered as a management investment company under the 1940 Act at all times during each taxable year;
2.Derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code) (the “90% Income Test”); and
3.Diversify our holdings so that at the end of each quarter of the taxable year:
a.At least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and
b.No more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, (i) of one issuer (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly traded partnerships,” (the “Diversification Tests”).
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
Guidance from the IRS generally permits publicly offered RICs to pay cash/stock dividends consisting of up to 80% stock if certain requirements are met. Any dividends paid in stock in accordance with such guidance will be taxable to the shareholder as if the dividend had been paid in cash and we will receive a dividend paid deduction for such distribution.
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

Taxation of U.S. Stockholders
Distributions by us generally are taxable to U.S. Stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. Stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. Provided that certain holding period and other requirements are met, such distributions (if properly reported by us) may qualify (i) for the dividends received deduction available to corporations, but only to the extent that our income consists of dividend income from U.S. corporations and (ii) in the case of individual stockholders, as qualified dividend income eligible to be taxed at long-term capital gain rates to the extent that we receive qualified dividend income (generally, dividend income from taxable domestic corporations and certain qualified foreign corporations). There can be no assurance as to what portion, if any, of our distributions will qualify for favorable treatment as qualified dividend income.
Certain U.S. Stockholders are limited in their ability to deduct interest expense described in Section 163(j) of the Code. If Section 163(j) applies, the business interest expense deduction allowed for the tax year is generally limited to the sum of: (1) business interest income, (2) 30% of the taxpayer’s adjusted taxable income, and (3) the taxpayer’s “floor plan financing interest expense.” Properly reported dividends paid by us that are attributable to our net business interest income may be treated as Section 163(j) interest dividends, provided that certain holding period and other requirements are satisfied and subject to certain limitations. There can be no assurance as to what portion, if any, of our distributions will qualify for such interest income.
Distributions of our net capital gain (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. Stockholder as long-term capital gains, regardless of the U.S. Stockholder’s holding period for its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. Stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. Stockholder. In determining the extent to which a distribution will be treated as being made from our earnings and profits, our earnings and profits will be allocated, on a pro rata basis, first to distributions with respect to our preferred stock, and then to our common stock. In addition, the IRS currently requires a RIC that has two or more classes of shares outstanding to designate to each such class proportionate amounts of each type of its income (e.g., ordinary income, capital gain dividends, qualified dividend income, dividends eligible for the dividends received deduction) for each tax year based upon the percentage of total dividends distributed to each class for such year.
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
Actual or deemed distributions of our net capital gain to a Non-U.S. Stockholder, and gains recognized by a Non-U.S. Stockholder upon the sale of our common stock, that are not effectively connected with a U.S. trade or business conducted by the Non-U.S. Stockholder, will generally not be subject to U.S. federal withholding tax and generally will not be subject to U.S. federal income tax unless (i) the Non-U.S. Stockholder is a nonresident alien individual and is physically present in the United States for 183 or more days during the taxable year and meets certain other requirements, or (ii) subject to certain exceptions, we are or during prescribed testing periods have been a “United States real property holding corporation” or, in the case of certain distributions, a “qualified investment entity,” each within the meaning of the Foreign Investment in Real Property Tax Act of 1980. Although we do not expect to be a “United States real property holding corporation” or “qualified investment entity,” no assurances can be given in that regard.
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
1.Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An “eligible portfolio company” is defined in the 1940 Act and rules adopted pursuant thereto as any issuer which:
a.is organized under the laws of, and has its principal place of business in, the United States;
b.is not an investment company (other than a small business investment company wholly-owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act for certain financial companies such as banks, brokers, commercial finance companies, mortgage companies and insurance companies; and
c.satisfies any of the following:
i.does not have any class of securities with respect to which a broker or dealer may extend margin credit;

ii.is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company;
iii.is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million;
iv.does not have any class of securities listed on a national securities exchange; or
v.has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million.
2.Securities in companies that were eligible portfolio companies when we made our initial investment if certain other requirements are satisfied.
3.Securities of any eligible portfolio company which we control.
4.Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing agreements.
5.Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
6.Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
7.Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
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
Senior Securities
Business development companies are generally able to issue senior securities such that their asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. In March 2018, the Small Business Credit Availability Act added Section 61(a)(2) to the 1940 Act, a successor provision to Section 61(a)(1) referenced therein, which reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. On March 30, 2020, our Board of Directors approved, and on May 5, 2020, at a special meeting of our stockholders, our stockholders approved, the application to us of the reduced asset coverage requirements in Section 61(a) of the 1940 Act. The application of the reduced asset coverage requirement, which became effective on May 6, 2020, permits us, provided certain requirements are satisfied, to double the maximum amount of leverage that it is permitted to incur by reducing the asset coverage requirement applicable to us from 200% to 150% (a 2:1 debt to equity ratio, as opposed to a 1:1 debt to equity ratio), as provided for in Section 61(a)(2) of the 1940 Act. In other words, under the 1940 Act, the Company is now able to borrow $2 for investment purposes for every $1 of investor equity, as opposed to borrowing $1 for investment purposes for every $1 of investor equity. As a result, the Company may incur additional indebtedness and investors in the Company may face increased investment risk. In addition, the Company’s management fee payable to the Investment Adviser is based on the Company’s average adjusted gross assets, which includes leverage and, as a result, if the Company incurs additional leverage, management fees paid to the Investment Adviser would increase. As of June 30, 2022, our asset coverage ratio stood at 273.3% based on the outstanding principal amount of our senior securities representing indebtedness of $2.8 billion and our asset coverage ratio on our senior securities that are stock was 215.6%.
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
 Prospect Capital Management must retain the following documents pertaining to proxy voting:
•copies of its proxy voting policies and procedures;
•copies of all proxy statements;
•records of all votes cast by Prospect Capital Management;
•copies of all documents created by Prospect Capital Management that were material to making a decision how to vote proxies or that memorializes the basis for that decision; and
•copies of all written client requests for information with regard to how Prospect Capital Management voted proxies on behalf of the client as well as any written responses provided.

All of the above-referenced records will be maintained and preserved for a period of not less than five years from the end of the fiscal year during which the last entry was made. The first two years of records must be maintained at our office.
Proxy voting records.
Clients may obtain information about how Prospect Capital Management voted proxies on their behalf by making a written request for proxy voting information to: Compliance Officer, Prospect Capital Management LLC, 700 S Rosemary Ave, Suite 204, West Palm Beach, FL 33401.
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
Available Information
We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information is available free of charge by contacting us at (212) 448-0702 or on our website at www.prospectstreet.com. Information contained on our website is not incorporated into this Annual Report or other documents we file with or furnish to the SEC, and you should not consider such information to be part of this Annual Report or other documents we file with or furnish to the SEC. You also may inspect and copy these reports, proxy statements and other information, as well as the Annual Report and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549. Such information is also available from the EDGAR database on the SEC’s website at http://www.sec.gov. You also can obtain copies of such information, after paying a duplicating fee, by sending a request by e-mail to publicinfo@sec.gov or by writing the SEC’s Public Reference Branch, Office of Consumer Affairs and Information Services, Securities and Exchange Commission, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at (202) 551-8090 or (800) SEC-0330.
We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Those disclosures will be included on our website in the “Investors” or “News” section. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.
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
Our $60.5 million of 4.95% convertible notes due 2022 are referred to as the “2022 Notes”. Our $156.2 million of 6.375% convertible notes due 2025 are referred to as the “2025 Notes”, and collectively with the 2022 Notes, are the “Convertible Notes”. Our $284.2 million of 5.875% unsecured notes due 2023 are referred to as the “2023 Notes”. Our $81.2 million of 6.375% unsecured notes due 2024 are referred to as the “6.375% 2024 Notes”. Our $400.0 million of 3.706% unsecured notes due 2026 are referred to as the “2026 Notes”. Our $300.0 million of 3.364% unsecured notes due 2026 are referred to as the “3.364% 2026 Notes”. Our $300.0 million of 3.437% unsecured notes due 2028 are referred to as the “3.437% 2028 Notes”, and collectively with the 2023 Notes, the 6.375% 2024 Notes, the 2026 Notes, and the 3.364% 2026 Notes are the “Public Notes”. Any corporate notes issued pursuant to our medium term notes program with InspereX LLC are referred to as “Prospect

Capital InterNotes®”. The Convertible Notes, Public Notes, and Prospect Capital InterNotes® are collectively referred to as the “Unsecured Notes”.
The summary below provides an overview of many of the risks we face that are described in this section. Additional risks, beyond those summarized below or discussed in this section, may also materially and adversely impact our business, financial conditions and results of operation. Consistent with the foregoing, the risks we face include, but are not limited to, the following:
Risks Relating to Our Business
•The prolonged Russian invasion of Ukraine and the resulting international response may have a material adverse impact on us and our portfolio companies.
•We are subject to risks related to corporate social responsibility.
•Inflation can adversely impact our cost of capital and the value of our portfolio investments.
•Capital markets may experience periods of disruption and instability, and we cannot predict when these conditions occur. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
•Global economic, political and market conditions, including uncertainty about the financial or political stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.
•Events outside of our control, including public health crises, may have a negative impact on our portfolio companies and our business and operations.
•Legislative or other actions relating to taxes could have a negative effect on us.
•Rising interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.
•Changes relating to the LIBOR calculation process, and the discontinuation of LIBOR, may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio or issued by us.
•Volatility in the global financial markets resulting from relapse of the Eurozone crisis, geopolitical developments in Eastern Europe, turbulence in the Chinese stock markets and global commodity markets, the United Kingdom’s vote to leave the European Union or otherwise could have a material adverse effect on our business, financial condition and results of operations.
•Our financial condition and results of operations will depend on our ability to manage our future growth effectively.
•We fund a portion of our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.
•We need to raise additional capital to grow because we must distribute most of our income.
•Our business model depends upon the development and maintenance of strong referral relationships with other asset managers and investment banking firms.
Risks Relating to Our Operation as a Business Development Company
•If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.
•If we fail to qualify as a RIC, we will have to pay corporate-level taxes on our income, and our income available for distribution would be reduced.
•We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
•Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise, additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.
•Securitization of our assets subjects us to various risks.
•Our ability to invest in public companies may be limited in certain circumstances.
Risks Relating to Our Investments
•We may not realize gains or income from our investments.
•Most of our portfolio investments are recorded at fair value as determined in good faith under the direction of our Board of Directors and, as a result, there is uncertainty as to the value of our portfolio investments.
•Price declines and illiquidity in the corporate debt markets have adversely affected, and may in the future adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
•Our investments in prospective portfolio companies may be risky and we could lose all or part of our investment.
•The lack of liquidity in our investments may adversely affect our business.
•Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•Investments in equity securities, many of which are illiquid with no readily available market, involve a substantial degree of risk.

•Our portfolio contains a limited number of portfolio companies, some of which comprise a substantial percentage of our portfolio, which subjects us to a greater risk of significant loss if any of these companies defaults on its obligations under any of its debt securities.
•Our investments in CLOs may be riskier and less transparent to us and our stockholders than direct investments in the underlying companies.
Risks Relating to Our Securities
•Our credit ratings may not reflect all risks of an investment in our debt securities.
•Senior securities, including debt and preferred equity, expose us to additional risks, including the typical risks associated with leverage and could adversely affect our business, financial condition and results of operations.
•We have entered into dealer manager agreements and underwriting agreements pursuant to which we intend to sell shares of preferred stock, the terms of which could result in significant dilution to existing common stockholders.
•Holders of any preferred stock we might issue would have the right to elect members of the board of directors and class voting rights on certain matters.
•The trading market or market value of our publicly traded preferred stock may fluctuate.
•In addition to regulatory restrictions that restrict our ability to raise capital, our credit facility contains various covenants which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations.
•Failure to refinance our existing Unsecured Notes could have a material adverse effect on our results of operations and financial position.
•The trading market or market value of our publicly issued debt securities may fluctuate.
•Our shares of common stock currently trade at a discount from net asset value and may continue to do so in the future, which could limit our ability to raise additional equity capital.
•Investing in our securities may involve a high degree of risk and is highly speculative.
General Risk Factors
•We may experience fluctuations in our quarterly results.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

Risks Relating to Our Business
The prolonged Russian invasion of Ukraine and the resulting international response may have a material adverse impact on us and our portfolio companies.
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
It is not possible to predict the duration or extent of longer-term consequences of this conflict, which could include further sanctions, retaliatory measures taken by Russia, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. However, the consequences of the conflict between Russia and Ukraine could result in a worsening economic downturn and/or recession, globally and/or locally in the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited "cold" wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on our returns and net asset value. Such consequences also may increase our funding cost or limit our access to the capital markets.
We are subject to risks related to corporate social responsibility.
Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business, our portfolio companies and the value of your investment in our business.
Inflation can adversely impact our cost of capital and the value of our portfolio investments.
Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, inflation levels have been at their highest point in nearly 40 years and the Federal Reserve has begun an aggressive campaign to raise certain benchmark interest rates in an effort to combat inflation. As inflation increases, the real value of our common stock and distributions therefore may decline. In addition, during any periods of rising inflation, the interest rates of debt securities we issue would likely increase, which would tend to further reduce returns to common stockholder; likewise, as interest rates increase, the value of our debt investments would decrease, though this effect can be less pronounced for floating rate instruments. This could also lead to decreased asset coverage for our outstanding debt and preferred stock. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and our investments may not keep pace with inflation, which may result in losses to our stockholders. This risk is greater for fixed-income instruments with longer maturities.
Capital markets may experience periods of disruption and instability, and we cannot predict when these conditions occur. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
From time to time, capital markets may experience periods of disruption and instability, including as recently as 2020 as a result of the coronavirus (“COVID-19”) pandemic. For example, between 2007 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk and the failure of major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. Global financial markets also experienced significant volatility following the downgrade by Standard & Poor’s on August 5, 2011 of the long-term credit rating of U.S. Treasury debt from AAA to AA+. These types of market conditions have historically had, and could again have, a material adverse effect on debt and equity capital markets in the United States and Europe, which could have a materially negative impact on our business, financial condition and results of operations. We and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. Equity capital may be difficult to raise during such periods of adverse or volatile market conditions because subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without general approval by our stockholders, which we currently have until June 10, 2023, and approval of the specific issuance by our Board of Directors. In addition, our ability to incur indebtedness or issue preferred stock is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness or issue preferred stock. The debt capital that may be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness, including the final maturity of our revolving credit facility in September 2024, and any failure to do so could have a material adverse effect on our business. The re-appearance of market conditions similar to those experienced during portions of 2020 and from 2007 through 2009 for any substantial length of time or worsened market conditions, including as a result of U.S. government shutdowns or the perceived creditworthiness or stability of the United States, could make it difficult to extend the maturity of, or refinance, our existing indebtedness, or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience. Further, if we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.
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

Global economic, political and market conditions, including uncertainty about the financial or political stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.

Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.
Deterioration in the economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to our business. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, the effect of the United Kingdom leaving the European Union (the “EU”), and market volatility and loss of investor confidence driven by political events. The decision made in the United Kingdom to leave the EU has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.
The Chinese capital markets have also experienced periods of instability over the past several years. The current political climate has also intensified concerns about a potential trade war between the U.S. and China in connection with each country’s recent or proposed tariffs on the other country’s products. These market and economic disruptions and the potential trade war with China have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations.
The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics and pandemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide, which could adversely affect our business, financial condition or results of operations. For example, the ongoing COVID-19 pandemic in many countries continues to adversely impact global commercial activity, and has contributed to significant volatility in financial markets. The occurrence of events similar to those in recent years, such as localized wars, instability, new and ongoing pandemics (such as COVID-19), epidemics or outbreaks of infectious diseases in certain parts of the world, natural/environmental disasters, terrorist attacks in the U.S. and around the world, social and political discord, debt crises, sovereign debt downgrades, increasingly strained relations between the U.S. and a number of foreign countries, new and continued political unrest in various countries, the exit or potential exit of one or more countries from the EU or the EMU, continued changes in the balance of political power among and within the branches of the U.S. government, and government shutdowns, among others, may have a material adverse impact on the ability of our portfolio companies to fulfill their end customers’ orders due to supply chain delays, limited access to key commodities or technologies or other events that impact their manufacturers or their suppliers. See “—Events outside of our control, including public health crises, may have a negative impact on our portfolio companies and our business and operations.” Such events have affected, and may in the future affect, the global and U.S. capital markets, and our business, financial condition or results of operations.
Additionally, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, and the potential trade war with China could cause further volatility in interest rates, which may negatively impact our and our portfolio companies’ ability to access the debt markets on favorable terms.
Events outside of our control, including public health crises, may have a negative impact on our portfolio companies and our business and operations.
As of the filing date of this Annual Report, there is a continued outbreak of COVID-19, which the World Health Organization has declared a global pandemic and the United States has declared a national emergency.
In response to the COVID-19 outbreak, many states, including those in which we and our portfolio companies operate, issued orders that required the closure of non-essential businesses and/or required or encouraged residents to stay at home as to contain or mitigate its spread, which resulted in business shutdowns, cancellations of and restrictions on events and travel, significant reductions in demand for certain goods and services, reductions in and restrictions on business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While many countries, including the United States, have relaxed or eliminated the early public health restrictions, the outbreak of new, mutated or worsening strains of COVID-19 may result in a resurgence in the number of reported cases and hospitalizations related to the COVID-19 pandemic. Such increases in cases could lead to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally. Despite the greater availability of vaccines within the United States, it remains unclear how quickly the vaccines will be distributed globally or whether “herd immunity” will be achieved. Additionally, various areas of everyday life continue to be impacted by detailed COVID-related protocols, and the continuations of these protocols could extend the social and economic impacts of the pandemic described above. These factors, among others, could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time.
Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged economic recession in the United States and other major markets. Potential consequences of the current unprecedented measures taken in response to the spread of COVID-19, and current market disruptions and volatility that may impact our business include, but are not limited to:
•sudden, unexpected and/or severe declines in the market price of our securities or net asset value;
•inability of the Company to accurately or reliably value its portfolio;
•inability of the Company to comply with certain asset coverage ratios that would prevent the Company from paying dividends to our stockholders and that could result in breaches of covenants or events of default under our credit agreement or debt indentures;
•inability of the Company to pay any dividends and distributions or service its debt;
•inability of the Company to maintain its status as a regulated investment company under the Code;
•potentially severe, sudden and unexpected declines in the value of our investments;
•increased risk of default or bankruptcy by the companies in which we invest;
•increased risk of companies in which we invest being unable to endure an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as a going concern;
•reduced economic demand resulting from changes in consumer behavior, mass employee layoffs or furloughs in response to governmental action taken to slow the spread of COVID-19, which could impact the continued viability of the companies in which we invest;
•companies in which we invest being disproportionally impacted by governmental action aimed at slowing the spread of COVID-19 or mitigating its economic effects;
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
The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic continues to have a particularly adverse impact on industries in which certain of our portfolio companies operate, including aircraft leasing, energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The COVID-19 pandemic is continuing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies after June 30, 2022, including for the reasons described below. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic, it is uncertain whether, or how much, our portfolio companies have benefited, or if they will be able to benefit, from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.
The effects described above on our portfolio companies have, for certain of our portfolio companies to date, impacted their ability to make payments on their loans on a timely basis and in some cases have required us to amend certain terms, including payment terms. In addition, an extended duration of the COVID-19 pandemic may impact the ability of our portfolio companies to continue making their loan payments on a timely basis or meeting their loan covenants. The inability of portfolio companies to make timely payments or meet loan covenants may in the future require us to undertake similar amendment actions with respect to other of our investments or to restructure our investments. The amendment or restructuring of our investments may include the need for us to make additional investments in our portfolio companies (including debt or equity investments) beyond any existing commitments, exchange debt for equity, or change the payment terms of our investments to permit a portfolio company to pay a portion of its interest through payment-in-kind, which would defer the cash collection of such interest and add it to the principal balance, which would generally be due upon repayment of the outstanding principal.
The COVID-19 pandemic has adversely impacted the fair value of some of our investments as of June 30, 2022, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the ongoing COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the period for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the COVID-19 pandemic. As a result, our valuations at June 30, 2022 may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of some of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may incur net unrealized losses or may incur realized losses after June 30, 2022, which could have a material adverse effect on our business, financial condition and results of operations.

The volatility and disruption to the global economy from the COVID-19 pandemic has affected, and is expected to continue to affect, the pace of our investment activity, which may have a material adverse impact on our results of operations. Such volatility and disruption have also led to the increased credit spreads in the private debt capital markets.
In response to the COVID-19 pandemic, Prospect Capital Management L.P. instituted a work from home policy. Although certain employees are currently allowed to return to the office in certain circumstances, subject to health and safety protocols, it is expected that most employees will continue to work remotely for the foreseeable future. Extended period of remote working by our Investment Adviser and/or its affiliate’s employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.
Despite actions of the U.S. federal government and foreign governments, the uncertainty surrounding the COVID-19 pandemic and other factors has contributed to significant volatility and declines in the global public equity markets and global debt capital markets, including the market price of shares of our common stock and the trading prices of our issued debt securities. Shares of our common stock are trading below our net asset value as of the filing date of this Annual Report. Market conditions may make it difficult for us to raise equity capital because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without general approval by our stockholders, which we currently have until June 10, 2023, and approval of the specific issuance by our Board of Directors. Moreover, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness or otherwise have a negative effect on our cost of capital. See “Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations” above.

It is virtually impossible to determine the ultimate impact of COVID-19 at this time. Further, the extent and strength of any economic recovery after the COVID-19 pandemic abates, including following any additional “waves” or other intensifying of the pandemic, is uncertain and subject to various factors and conditions. Accordingly, an investment in the Company is subject to an elevated degree of risk as compared to other market environments.
Legislative or other actions relating to taxes could have a negative effect on us.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Tax Cuts and Jobs Act made substantial changes to the Code. Among those changes were a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various previously allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain additional limitations on the deduction of net operating losses, certain preferential rates of taxation on certain dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers, and significant changes to the international tax rules. In addition, on August 16, 2022, the Biden administration signed into law the Inflation Reduction Act, which modifies key aspects of the Code, including by creating an alternative minimum tax on certain corporations and an excise tax on stock repurchases by certain corporations. The effect of these changes on the value of our assets or our common shares or market conditions generally, is uncertain.
Rising interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.
Our debt investments may be based on floating rates, such as London Interbank Offer Rate (“LIBOR”), Secured Overnight Financing Rate (“SOFR”), EURIBOR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high-yield bonds, and also could increase our interest expense, thereby decreasing our net investment income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.
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
Interest rates have risen in recent months, and the risk that they may continue to do so is pronounced.
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
As an alternative to LIBOR, the FRS, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions recommended replacing U.S. dollar LIBOR with the SOFR, an index calculated by short-term repurchase agreements, backed by Treasury securities. Abandonment of, or modifications to, LIBOR could have adverse impacts on newly issued financial instruments and our existing financial instruments which reference LIBOR. While some instruments may contemplate a scenario where LIBOR is no longer available by providing an alternative rate setting methodology, not all instruments may have such provisions and there is significant uncertainty regarding the effectiveness of any such alternative methodologies. On March 15, 2022, President Biden signed into law the Consolidated Appropriations Act of 2022, which among other things, provides for the use of interest rates based on SOFR in certain contracts currently based on LIBOR and a safe harbor from liability for utilizing SOFR-based interest rates as a replacement for LIBOR. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.
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
Recently, the CLOs we are invested in have included, or have been amended to include, language permitting the CLO investment manager to implement a market replacement rate (like SOFR) upon the occurrence of certain material disruption events. However, we cannot ensure that all CLOs in which we are invested will have such provisions, nor can we ensure the CLO investment managers will undertake the suggested amendments when able. We believe that because CLO managers and other CLO market participants have been preparing for an eventual transition away from LIBOR, we do not anticipate such a transition to have a material impact on the liquidity or value of any of our LIBOR-referenced CLO investments. However, because the future of LIBOR at this time is uncertain and the specific effects of a transition away from LIBOR cannot be determined with certainty as of the date of this filing, a transition away from LIBOR could:
•adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked CLO investments;
•require extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding investments;
•result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with one or more alternative reference rates;
•result in disputes, litigation or other actions with CLO investment managers, regarding the interpretation and enforceability of provisions in our LIBOR-based CLO investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates;
•require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on one or more alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and
•cause us to incur additional costs in relation to any of the above factors.
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
Many underlying corporate borrowers can elect to pay interest based on 1-month LIBOR, 3-month LIBOR and/or other rates in respect of the loans held by CLOs in which we are invested, in each case plus an applicable spread, whereas CLOs generally pay interest to holders of the CLO’s debt tranches based on 3-month LIBOR plus a spread. The 3-month LIBOR currently exceeds the 1-month LIBOR, which may result in many underlying corporate borrowers electing to pay interest based on 1-month LIBOR. This mismatch in the rate at which CLOs earn interest and the rate at which they pay interest on their debt tranches negatively impacts the cash flows on a CLO’s equity tranche, which may in turn adversely affect our cash flows and results of operations. Unless spreads are adjusted to account for such increases, these negative impacts may worsen as the amount by which the 3-month LIBOR exceeds the 1-month LIBOR increases.
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
Pursuant to an agreement setting out the terms on which the United Kingdom may leave the European Union (the “EU”)(“Brexit”), the United Kingdom formally withdrew from the EU, effective January 31, 2020, and the United Kingdom remained in the EU’s customs union and single market until December 31, 2020. The United Kingdom and the EU have entered into a Trade and Cooperation Agreement (the “TCA”), which came into full force on May 1, 2021 and set out the foundation of the economic and legal framework for trade between the United Kingdom and the EU. As the TCA is a new legal framework, its implementation may result in uncertainty in its application and periods of volatility in both the United Kingdom and wider European markets. Moreover, while the TCA regulates a number of important areas, significant parts of the United Kingdom economy are not addressed in detail by the TCA, including in particular the services sector, which represents the largest component of the United Kingdom’s economy. Due to political uncertainty, it is not possible to anticipate the form or nature of the future trading relationship between the United Kingdom and the EU. While certain measures have been proposed and/or implemented within the United Kingdom and at the EU level or at the member state level, which are designed to minimize disruption in the financial markets, it is not currently possible to determine whether such measures would achieve their intended effects. Notwithstanding the foregoing, the extent of the impact of the withdrawal and the resulting economic arrangements in the United Kingdom and in global markets as well as any associated adverse consequences remain unclear and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. For example, during this period of uncertainty, the negative impact on not only the United Kingdom and European economies, but the broader global economy, could be significant, potentially resulting in increased market and currency volatility (including volatility of the value of the British pound sterling relative to the United States dollar and other currencies and volatility in global currency markets generally), and illiquidity and lower economic growth for companies that rely significantly on Europe for their business activities and revenues. Additional risks associated with Brexit include macroeconomic risk to the United Kingdom and European economies, impetus for further disintegration of the EU and related political stresses (including those related to sentiment against cross border capital movements and activities of investors like us), prejudice to financial services businesses that are conducting business in the EU and which are based in the United Kingdom, legal uncertainty regarding achievement of compliance with applicable financial and commercial laws and regulations, and the unavailability of timely information as to expected legal, tax and other regimes. Any further exits from the EU, or the possibility of such exits, would likely cause additional market disruption globally and introduce new legal and regulatory uncertainties.
The occurrence of global events similar to those in recent years, such as the aftermath of the war in Iraq, instability in Afghanistan, Pakistan, Egypt, Libya, Syria, Russia, Ukraine, North Korea and the Middle East, instability, new and ongoing pandemics (such as COVID-19), epidemics or outbreaks of infectious diseases in certain parts of the world, natural/environmental disasters in certain parts of the world, terrorist attacks in the U.S. and around the world, trade or tariff arrangements, social and political discord, debt crises (such as the Greek crisis), sovereign debt downgrades, increasingly strained relations between the United States and a number of foreign countries including traditional allies, such as certain European countries, and historical adversaries, such as North Korea, Iran, China and Russia, and the international community generally, new and continued political unrest in various countries, such as Venezuela and Spain, the exit or potential exit of one or more countries from the EU or the Economic and Monetary Union, continued changes in the balance of political power among and within the branches of the U.S. government, and government shutdowns, among others, may result in market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties in the United States and worldwide.
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
Our most recent NAV was calculated on June 30, 2022 and our NAV when calculated effective September 30, 2022 and thereafter may be higher or lower.
Our NAV per common share is $10.48 as of June 30, 2022. NAV per common share as of September 30, 2022 may be higher or lower than $10.48 based on potential changes in valuations, issuances of securities, repurchases of securities, dividends paid and earnings for the quarter then ended. Our Board of Directors has not yet determined the fair value of portfolio investments at any date subsequent to June 30, 2022. Our Board of Directors determines the fair value of our portfolio investments on a quarterly basis in connection with the preparation of quarterly financial statements and based on input from independent valuation firms, the Investment Adviser, the Administrator and the Audit Committee of our Board of Directors.
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
We are subject to changing rules and regulations of federal and state governments, as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC, the NASDAQ Global Select Market and the New York Stock Exchange LLC (“NYSE”), have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations. In particular, changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, cybersecurity preparedness, collection and foreclosure procedures and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, we may have to incur significant expenses in order to comply, or we might have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, we may lose licenses needed for the conduct of our business and be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business, financial condition and results of operations.

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
Our business operations rely upon secure information technology systems for data processing, storage and reporting. We are dependent on the effectiveness of the information and cybersecurity policies, procedures and capabilities maintained by our Investment Adviser and other service providers to protect their computer and telecommunications systems and the data that reside on or are transmitted through them. Our portfolio companies similarly are dependent on the effectiveness of the information and cybersecurity policies that they and their service providers maintain. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking” or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. Moreover, the increased use of mobile and cloud technologies could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. There have been a number of recent highly publicized cases of companies reporting the unauthorized disclosure of client or customer information, as well as cyber-attacks involving the dissemination, theft and destruction of corporate information or other assets, as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties, including actions by terrorist organizations and hostile foreign governments. If one or more of these cyber-attacks occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.
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

Cyber-security failures or breaches by the Investment Adviser, any future sub-adviser(s), the Administrator and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate our net asset value, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. We and our Investment Adviser’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. While we have established a business continuity plan in the event of, and risk management systems to prevent, such cyber-attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, we cannot control the cyber-security plans and systems put in place by our service providers and issuers in which we invest. We and our stockholders could be negatively impacted as a result. Cyber-security has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. In addition, state and federal laws and regulations related to BDC and RIC cyber-security compliance continue to evolve and change. These changes may require substantial investments in new technology, software and personnel, which could affect our profitability. These changes may also result in enhanced and unforeseen consequences for cyber-related breaches and incidents, which may further adversely affect our profitability. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.
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
Our business is dependent on our and third parties’ communications and information systems. Further, in the ordinary course of our business we or our Investment Adviser may engage certain third party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our business activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:
•sudden electrical or telecommunications outages;
•natural disasters such as earthquakes, tornadoes and hurricanes;
•disease epidemics or pandemics;
•events arising from local or larger scale political or social matters, including terrorist acts; and
•cyber-attacks.

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
As a BDC regulated under provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below the current net asset value per share without stockholder approval. If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of our common stock in certain circumstances, one of which is if (i)(1) the holders of a majority of our shares (or, if less, at least 67% of a quorum consisting of a majority of our shares) and a similar majority of the holders of our shares who are not affiliated persons of us approve the sale of our common stock at a price that is less than the current net asset value (which has currently occurred and is effective through June 10, 2023), and (2) a majority of our Directors who have no financial interest in the transaction and a majority of our independent Directors (a) determine that such sale is in our and our stockholders’ best interests and (b) in consultation with any underwriter or underwriters of the offering, make a good faith determination as of a time either immediately prior to the first solicitation by us or on our behalf of firm commitments to purchase such shares, or immediately prior to the issuance of such shares, that the price at which such shares are to be sold is not less than a price which closely approximates the market value of such shares, less any distributing commission or discount or (ii) a majority of the number of the beneficial holders of our common stock entitled to vote at our annual meeting, without regard to whether a majority of such shares are voted in favor of the proposal, approve the sale of our common stock at a price that is less than the current net asset value per share.
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
In addition, decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets experienced during a financial crisis will result in significant net unrealized depreciation in our portfolio. The effect of all of these factors increases the net unrealized depreciation in our portfolio and reduces our NAV. Depending on market conditions, we could incur substantial realized losses which could have a material adverse impact on our business, financial condition and results of operations. We have no policy regarding holding a minimum level of liquid assets. As such, a high percentage of our portfolio generally is not liquid at any given point in time. See “—The lack of liquidity in our investments may adversely affect our business.”
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
Some of our portfolio companies have relatively short or no operating histories. These companies are and will be subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective, and the value of our investment in them may decline substantially or fall to zero. In addition, investment in the middle-market companies that we are targeting involves a number of other significant risks, including:
•These companies may have limited financial resources and may be unable to meet their obligations under their securities that we hold, which may be accompanied by a deterioration in the value of their securities or of any collateral with respect to any securities, and a reduction in the likelihood of our realizing on any guarantees we may have obtained in connection with our investment.
•They may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions as well as general economic downturns.
•Because many of these companies are privately held companies, public information is generally not available about these companies. As a result, we will depend on the ability of the Investment Adviser to obtain adequate information to evaluate these companies in making investment decisions. If the Investment Adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and we may lose money on our investments.
•They are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a materially adverse impact on our portfolio company and, in turn, on us.
•They may have less predictable operating results, may from time to time be parties to litigation, may be engaged in changing businesses with products subject to a risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.
•They may have difficulty accessing the capital markets to meet future capital needs.

•Changes in laws and regulations, as well as their interpretations, may adversely affect their business, financial structure or prospects.
•Increased taxes, regulatory expense or the costs of changes to the way they conduct business due to the effects of climate change may adversely affect their business, financial structure or prospects.

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
U.S. GDP growth has been reported as negative for the last two completed calendar quarters in 2022, which has traditionally been interpreted to signal a recession for the U.S. economy. Therefore, the recessionary risks discussed above and elsewhere in these risk factors are more pronounced in the current economic environment.
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
We may purchase common and other equity securities. Although common stock has historically generated higher average total returns than fixed income securities over the long-term, common stock has significantly more volatility in those returns and may significantly underperform relative to fixed income securities. The equity securities we acquire may fail to appreciate and may decline in value or become worthless and our ability to recover our investment will depend on our portfolio company’s success. Investments in equity securities involve a number of significant risks, including:
•Any equity investment we make in a portfolio company could be subject to further dilution as a result of the issuance of additional equity interests and to serious risks as a junior security that will be subordinate to all indebtedness (including trade creditors) or senior securities in the event that the issuer is unable to meet its obligations or becomes subject to a bankruptcy process.

•To the extent that the portfolio company requires additional capital and is unable to obtain it, we may not recover our investment.
•In some cases, equity securities in which we invest will not pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of the portfolio company. Even if the portfolio company is successful, our ability to realize the value of our investment may be dependent on the occurrence of a liquidity event, such as a public offering or the sale of the portfolio company. It is likely to take a significant amount of time before a liquidity event occurs or we can otherwise sell our investment. In addition, the equity securities we receive or invest in may be subject to restrictions on resale during periods in which it could be advantageous to sell them.

There are special risks associated with investing in preferred securities, including:
•Preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes before we receive such distributions.
•Preferred securities are subordinated to debt in terms of priority to income and liquidation payments, and therefore will be subject to greater credit risk than debt.
•Preferred securities may be substantially less liquid than many other securities, such as common stock or U.S. government securities.
•Generally, preferred security holders have no voting rights with respect to the issuing company, subject to limited exceptions.

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
Although a substantial amount of our debt investments are protected by holding security interests in the assets or equity interests of the portfolio companies, we may not be able to fully realize the value of the collateral securing our investments due to one or more of the following factors:
•Our debt investments may be in the form of unsecured loans, therefore our liens on the collateral, if any, are subordinated to those of the senior secured debt of the portfolio companies, if any. As a result, we may not be able to control remedies with respect to the collateral.
•The collateral may not be valuable enough to satisfy all of the obligations under our secured loan, particularly after giving effect to the repayment of secured debt of the portfolio company that ranks senior to our loan.
•Bankruptcy laws may limit our ability to realize value from the collateral and may delay the realization process.
•Our rights in the collateral may be adversely affected by the failure to perfect security interests in the collateral.
•The need to obtain regulatory and contractual consents could impair or impede how effectively the collateral would be liquidated and could affect the value received.
•Some or all of the collateral may be illiquid and may have no readily ascertainable market value. The liquidity and value of the collateral could be impaired as a result of changing economic conditions, competition, and other factors, including the availability of suitable buyers.
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
We may employ hedging techniques to minimize certain investment risks, such as fluctuations in interest and currency exchange rates, but we can offer no assurance that such strategies will be effective. If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Furthermore, our ability to engage in hedging transactions may also be adversely affected by rules adopted by the U.S. Commodity Futures Trading Commission, or the “CFTC”. The Dodd-Frank Act has made broad changes to the OTC derivatives market, granted significant new authority to the CFTC and the SEC to regulate OTC derivatives (swaps and security-based swaps) and participants in these markets. The Dodd-Frank Act is intended to regulate the OTC derivatives market by requiring many derivative transactions to be cleared and traded on an exchange, expanding entity registration requirements, imposing business conduct requirements on dealers and requiring banks to move some derivatives trading units to a non-guaranteed affiliate separate from the deposit-taking bank or divest them altogether. The CFTC has implemented mandatory clearing and exchange-trading of certain OTC derivatives contracts including many standardized interest rate swaps and credit default index swaps. The CFTC continues to approve contracts for central clearing. Exchange-trading and central clearing are expected to reduce counterparty credit risk by substituting the clearinghouse as the counterparty to a swap and increase liquidity, but exchange-trading and central clearing do not make swap transactions risk-free. Uncleared swaps, such as non-deliverable foreign currency forwards, are subject to certain margin requirements that mandate the posting and collection of minimum margin amounts. This requirement may result in the portfolio and its counterparties posting higher margin amounts for uncleared swaps than would otherwise be the case. Certain rules require centralized reporting of detailed information about many types of cleared and uncleared swaps. Reporting of swap data may result in greater market transparency, but may subject a portfolio to additional administrative burdens, and the safeguards established to protect trader anonymity may not function as expected. In addition, on October 28, 2020, the SEC adopted new regulations governing the use of derivatives by BDCs (“Rule 18f-4”). As a result, we are required to implement and comply with the Rule 18f-4 limits on the amount of derivatives we can enter into, eliminate the asset segregation framework we previously used to comply with Section 18 of the 1940 Act, treat derivatives as senior securities so that a failure to comply with the limits would result in a statutory violation and require us, if our use of derivatives is more than a limited specified exposure amount (10% of net assets), to establish and maintain a comprehensive derivatives risk management program and appoint a derivatives risk manager. Future CFTC or SEC rulemakings could potentially limit or completely restrict our ability to use these instruments as a part of our investment strategy, increase the costs of using these instruments or make them less effective. Limits or restrictions applicable to the counterparties with which we engage in derivative transactions could also prevent us from using these instruments or affect the pricing or other factors relating to these instruments, or may change availability of certain investments.
The success of our hedging transactions depends on our ability to correctly predict movements, currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. The degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies. We have no current intention of engaging in any of the hedging transaction described above, although we reserve the right to do so in the future.
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
We invest in CLOs. Generally, there may be less information available to us regarding the underlying debt investments held by CLOs than if we had invested directly in the debt of the underlying companies. As a result, our stockholders will not know the details of the underlying securities of the CLOs in which we will invest. Our CLO investments are subject to the risk of leverage associated with the debt issued by such CLOs and the repayment priority of senior debt holders in such CLOs. Additionally, CLOs in which we invest are often governed by a complex series of legal documents and contracts. As a result, the risk of dispute over interpretation or enforceability of the documentation may be higher relative to other types of investments. For example, some documents governing the loans underlying our CLO investments may allow for “priming transactions,” in connection with which majority lenders or debtors can amend loan documents to the detriment of other lenders, amend loan documents in order to move collateral, or amend documents in order to facilitate capital outflow to other parties/subsidiaries in a capital structure, any of which may adversely affect the rights and security priority of the CLOs in which we are invested.
The accounting and tax implications of such investments are complicated. In particular, reported earnings from the equity tranche investments of these CLO vehicles are recorded under GAAP based upon an effective yield calculation. Current taxable earnings on these investments, however, will generally not be determinable until after the end of the fiscal year of each individual CLO vehicle that ends within the Company’s fiscal year, even though the investments are generating cash flow. In general, the tax treatment of these investments may result in higher distributable earnings in the early years and a capital loss at maturity, while for reporting purposes the totality of cash flows are reflected in a constant yield to maturity.
Some instruments issued by CLO vehicles may not be readily marketable and may be subject to restrictions on resale. Securities issued by CLO vehicles are generally not listed on any U.S. national securities exchange and no active trading market may exist for the securities of CLO vehicles in which we may invest. Although a secondary market may exist for our investments in CLO vehicles, the market for our investments in CLO vehicles may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods. As a result, these types of investments may be more difficult to value.
Our investments in portfolio companies may be risky, and we could lose all or part of our investment.
Failure by a CLO vehicle in which we are invested to satisfy certain tests will harm our operating results.
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
•become delinquent in the payment of an outstanding obligation;
•defaulted on a pre-existing debt obligation;
•taken on additional debt; or
•sustained other adverse financial events.
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
NPRC invests in commercial multi-family residential and student-housing real estate. A number of factors may prevent each of NPRC’s properties and assets from generating sufficient net cash flow or may adversely affect their value, or both, resulting in less cash available for distribution, or a loss, to us. These factors include, but are not limited to:
•national economic conditions;
•regional and local economic conditions (which may be adversely impacted by plant closings, business layoffs, industry slow-downs, weather conditions, natural disasters, and other factors);
•local real estate conditions (such as over-supply of or insufficient demand for office space);
•changing demographics;
•perceptions by prospective tenants of the convenience, services, safety, and attractiveness of a property;
•the ability of property managers to provide capable management and adequate maintenance;
•the quality of a property’s construction and design;
•increases in costs of maintenance, insurance, and operations (including energy costs and real estate taxes);
•changes in applicable laws or regulations (including tax laws, zoning laws, or building codes);
•potential environmental and other legal liabilities;
•the level of financing used by NPRC in respect of its properties, increases in interest rate levels on such financings and the risk that NPRC will default on such financings, each of which increases the risk of loss to us;
•the availability and cost of refinancing;
•the ability to find suitable tenants for a property and to replace any departing tenants with new tenants;
•potential instability, default or bankruptcy of tenants in the properties owned by NPRC;
•potential limited number of prospective buyers interested in purchasing a property that NPRC wishes to sell; and

•the relative illiquidity of real estate investments in general, which may make it difficult to sell a property at an attractive price or within a reasonable time frame.
In addition, the full extent of the impact and effects of the recent outbreak of COVID-19 on the future financial performance of NPRC are uncertain at this time. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.
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
Our investments may include OID instruments and PIK interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:
•The higher interest rates of OID and PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and OID and PIK instruments generally represent a significantly higher credit risk than coupon loans.
•Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.
•OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID and PIK income may also create uncertainty about the source of our cash distributions.

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
Risks Relating to Our Securities
Our credit ratings may not reflect all risks of an investment in our debt or preferred equity securities.
Our credit ratings are an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our debt and preferred equity securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market for the publicly issued debt or preferred equity securities.
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
The below calculation assumes (i) $8.7 billion in total assets, (ii) an average cost of funds of 4.64% (including preferred dividend payments), (iii) $2.6 billion in debt outstanding, (iv) $1.75 billion in liquidation preference of the 5.50% Preferred Stock outstanding, (v) $0.15 billion in 5.35% Preferred Stock outstanding, and (vi) $4.0 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(1)	(27.2)%	(16.3)%	(5.5)%	5.4%	16.3%
The below calculation assumes (i) $8.7 billion in total assets, (ii) an average cost of funds of 4.12% (including preferred dividend payments), (iii) $2.6 billion in debt outstanding, (iv) $0.15 billion in 5.35% Preferred Stock outstanding, and (v) $5.8 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(2)	(17.1)%	(9.6)%	(2.1)%	5.4%	12.9%

(1) Assumes no conversion of 5.50% Preferred Stock to common stock.
(2) Assumes the conversion of $1.75 billion in 5.50% Preferred Stock at a conversion rate based on the 5-day VWAP of our common stock on June 30, 2022, which was $7.05, and a Holder Optional Conversion Fee (as defined in the prospectus supplement relating to the applicable offering) of 9.00% on Series A1 Preferred Stock and Series AA1 Preferred Stock of the maximum public offering price disclosed within the applicable prospectus supplements. The actual 5-day VWAP of our common stock on a Holder Conversion Exercise Date may be more or less than $7.05, which may result in more or less shares of common stock issued.
The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.
Pursuant to SEC regulations, this table is calculated as of June 30, 2022. As a result, it has not been updated to take into account any changes in assets or leverage since June 30, 2022.
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

We fund a portion of our investments with preferred stock, which magnifies the potential for gain or loss and the risks of investing in us in the same way as our borrowings.
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
We have entered into dealer manager agreements and underwriting agreements pursuant to which we intend to sell shares of 5.50% Preferred Stock, the terms of which could result in significant dilution to existing common stockholders.
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”) (the “Original Dealer Manager Agreement”), amended and restated on February 25, 2021 and further amended on June 9, 2022 (as so amended, the “Amended and Restated Dealer Manager Agreement”), pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and exclusive dealer manager for the Company’s offering of up to 60,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. The terms of the Amended and Restated Dealer Manager Agreement are substantially similar to the terms of the Original Dealer Manager Agreement, except that provisions have been made permit the preferred stock to be offered outside of the United States as well. Under the Amended and Restated Dealer Manager Agreement, the preferred stock is being issued in multiple series, including the Series A1 Preferred Stock, the Series M1 Preferred Stock, and the Series M2 Preferred Stock, and the Company may offer any future series of preferred stock, provided that the aggregate number of shares issued across all series of preferred stock under the Amended and Restated Dealer Manager Agreement shall not exceed 60,000,000 shares.
On October 30, 2020, and amended on February 18, 2022, we entered into a Dealer Manager Agreement with InspereX LLC (“InspereX Dealer Manager Agreement”), pursuant to which InspereX LLC has agreed to serve as the Company’s agent and dealer manager for the Company’s offering of up to 10,000,000 shares, par value $0.001 per share, of 5.50% Series AA1 Preferred Stock and 5.50% Series MM1 Preferred Stock, with a liquidation preference of $25.00 per share. The Company may offer any future series of preferred stock, provided that the aggregate number of shares issued across all series of preferred stock offered pursuant to the InspereX Dealer Manager Agreement shall not exceed 10,000,000 shares.
On May 19, 2021, we entered into an Underwriting Agreement with UBS Securities LLC, relating to the offer and sale of 187,000 shares, par value $0.001 per share, of Series A2 Preferred Stock, with a liquidation preference of $25.00 per share.
At any time prior to the listing of the 5.50% Preferred Stock on a national securities exchange, shares of the 5.50% Preferred Stock will be convertible, at the option of the holder of the 5.50% Preferred Stock (the “Holder Optional Conversion”). We will settle any Holder Optional Conversion by paying or delivering, as the case may be, (A) any portion of the Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the Settlement Amount, minus (b) any portion of the Settlement Amount that we elect to pay in cash, divided by (2) the arithmetic average of the daily volume weighted average price of shares of our common stock over each of the five consecutive trading days ending on the Holder Conversion Exercise Date (as defined herein) (such arithmetic average, the “5-day VWAP”). For the Series A1 Preferred Stock, the Series AA1 Preferred Stock, and the Series A2 Preferred Stock, “Settlement Amount” means (A) $25.00 per share (the “Stated Value”), plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the Holder Optional Conversion Fee (as described in the prospectus supplements relating to the Series A1 Preferred Stock, the Series AA1 Preferred Stock, or the Series A2 Preferred Stock, as applicable) applicable on the respective Holder Conversion Deadline (as defined in the applicable prospectus supplement). For the Series M1 Preferred Stock, Series M2 Preferred Stock and Series MM1 Preferred Stock (collectively, the “Series M Preferred Stock”), “Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the applicable Series M Clawback, if any (as described in the prospectus supplements relating to the Series M Preferred Stock. “Series M Clawback”, if applicable, means an amount equal to the aggregate amount of all dividends, whether paid or accrued, on such share of Series M Stock in the three full months prior to the Holder Conversion Exercise Date. Subject to certain limited exceptions, we will not pay any portion of the Settlement Amount in cash (other than cash in lieu of fractional shares of our common stock) until the five year anniversary of the date on which a share of 5.50% Preferred Stock has been issued. Beginning on the five year anniversary of the date on which a share of 5.50% Preferred Stock is issued, we may elect to settle all or a portion of any Holder Optional Conversion in cash without limitation or restriction. The right of holders to convert a share of 5.50% Preferred Stock will terminate upon the listing of such share on a national securities exchange.
Holders of 5.50% Preferred Stock may elect to convert their shares of 5.50% Preferred Stock at any time by delivering a notice of conversion (the “Holder Conversion Notice”). A Holder Conversion Notice will be effective as of the 15th day of the month (or, if the 15th day of the month is not a business day, then on the business day immediately preceding the 15th day) or the last business day of the month, whichever occurs first after a Holder Conversion Notice is duly received (each such date, a “Holder Conversion Deadline”). Any Holder Conversion Notice received after 5:00 p.m. Eastern time on a Holder Conversion Deadline will be effective as of the next Holder Conversion Deadline. For all shares of 5.50% Preferred Stock duly submitted to us for conversion on or before a Holder Conversion Deadline, we will determine the Settlement Amount on any business day after such Holder Conversion Deadline but before the next Holder Conversion Deadline (such date, the “Holder Conversion Exercise Date”). Within such period, we may select the Holder Conversion Exercise Date in our sole discretion. We may, in our sole discretion, permit a holder to revoke their Holder Conversion Notice at any time prior to 5:00 pm, Eastern time, on the business day immediately preceding the Holder Conversion Exercise Date.
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
Subject to certain limitations, each share of 5.50% Preferred Stock will be convertible at our option, upon not less than 30 calendar days nor more than 90 calendar days written notice to the holder (the “Issuer Optional Conversion”) prior to the date fixed for conversion thereof. We will settle any Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the 5-day VWAP, subject to our ability to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value if the 5-day VWAP represents a discount to our net asset value per share of common stock. For the 5.50% Preferred Stock, “IOC Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the date fixed for conversion. Subject to certain limited exceptions, we will not exercise an Issuer Optional Conversion with respect to a share of 5.50% Preferred Stock until after the date set forth in the applicable prospectus supplement with respect to the 5.50% Preferred Stock. In connection with an Issuer Optional Conversion, we will use commercially reasonable efforts to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value. If we do not have or obtain any required stockholder approval under the 1940 Act to sell our common stock below net asset value and the 5-day VWAP is at a discount to our net asset value per share of common stock, we will settle any conversions in connection with an Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the NAV per share of common stock at the close of business on the business day immediately preceding the date of conversion (the "NAV-Based Conversion Rate"). We will not pay any portion of the IOC Settlement Amount from an Issuer Optional Conversion in cash (other than cash in lieu of fractional shares of our common stock) until the Redemption Eligibility Date. Beginning on the Redemption Eligibility Date, we may elect to settle any Issuer Optional Conversion in cash without limitation or restriction. In the event that we exercise an Issuer Optional Conversion with respect to any shares of 5.50% Preferred Stock, the holder of such 5.50% Preferred Stock may instead elect a Holder Optional Conversion with respect to such 5.50% Preferred Stock provided that the date of conversion for such Holder Optional Conversion would occur prior to the date of conversion for an Issuer Optional Conversion.
On June 12, 2020 and June 11, 2021, we obtained stockholder approval under Section 63 of the 1940 Act to issue shares of common stock below net asset value until June 11, 2022. On June 10, 2022, at a special meeting of our stockholders, our stockholders again authorized us to issue shares of our common stock below net asset value during the next 12 months until June 10, 2023. We believe that pursuant to this approval any shares of 5.50% Preferred Stock issued prior to June 10, 2023 may be converted into shares of common stock pursuant to the Issuer Optional Conversion using the 5-day VWAP to determine the conversion rate at any time, including after June 10, 2023. We believe any shares of 5.50% Preferred Stock issued after June 10, 2023 may be converted into shares of common stock pursuant to the Issuer Optional Conversion using the 5-day VWAP to determine the conversion rate only if we have obtained stockholder approval for the period in which such shares of 5.50% Preferred Stock were issued (assuming the 5-day VWAP results in a price below net asset value).
The application of Section 63 of the 1940 Act with respect to the conversion of the 5.50% Preferred Stock under the Issuer Optional Conversion is unclear. It is possible the SEC will assert a position that stockholder approval to issue shares of common stock below net asset value must be obtained for the year in which the Issuer Optional Conversion is exercised, instead of the time at which the 5.50% Preferred Stock is issued. If the SEC asserted this position and prevailed, we would be required to obtain stockholder approval under the 1940 Act for the years in which we exercise the Issuer Optional Conversion. Obtaining this approval may cause us to incur additional costs and there can be no assurance such stockholder approval will be obtained. If we cannot obtain stockholder approval required by the 1940 Act to issue shares of common stock below net asset value at the time of an Issuer Optional Conversion, then the Issuer Optional Conversion will be effected at the NAV-Based Conversion Rate.
An investment in shares of the 5.50% Preferred Stock involves certain additional risks, including the risks discussed herein. For additional information on the 5.50% Preferred Stock, including the risks involved in investing in the 5.50% Preferred Stock, please refer to the applicable prospectus supplement pursuant to which such sale is made.
The price of our common stock may fluctuate significantly during the period used to calculate any 5-day VWAP with respect to the 5.50% Preferred Stock, and this may make it difficult for holders of the 5.50% Preferred Stock to resell the 5.50% Preferred Stock or common stock issuable upon conversion of the 5.50% Preferred Stock when such holder wants or at prices such holder finds attractive.
The price of our common stock on the Nasdaq Global Select Market constantly changes. We expect that the market price of our common stock will continue to fluctuate. Because the 5.50% Preferred Stock is convertible into our common stock based on the 5-day VWAP, volatility or declining prices for our common stock during the period used to determine the 5-day VWAP or during the period between when a holder delivers a Holder Conversion Notice and the related Holder Conversion Exercise Date, could have a similar effect on the value of the 5.50% Preferred Stock or the trading price thereof when and if the 5.50% Preferred Stock is ever listed.
Our stock price may fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include:
•quarterly variations in our investment results;
•operating results that vary from the expectations of management, securities analysts and investors;
•changes in expectations as to our future financial performance;
•the operating and securities price performance of other companies that investors believe are comparable to us;
•future sales of our equity or equity‑related securities;
•the rate at which investors purchase, sell, short sell or otherwise transact in shares of our common stock;
•changes in general conditions in our industry and in the economy and the financial markets; and
•departures of key personnel.

In addition, in recent years, the stock market in general has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons often unrelated to their operating performance. These broad market fluctuations may adversely affect our stock price, regardless of our operating results.
With respect to the 5.50% Preferred Stock, the consideration paid upon a Holder Optional Conversion and Issuer Optional Conversion is uncertain.
Under the terms of the 5.50% Preferred Stock, we or holders of shares of the 5.50% Preferred Stock may choose to convert shares of 5.50% Preferred Stock at a time when the market price of common stock has dropped significantly. If we elect to settle conversions in shares of our common stock, this may cause significant dilution to the net asset value per share of our outstanding shares of common stock, including shares of common stock owned by holders of 5.50% Preferred Stock that had previously converted their 5.50% Preferred Stock into common stock. With respect to any conversion of the 5.50% Preferred Stock, we may elect, at our sole discretion and subject to certain restrictions and limitations, to pay any portion (or no portion) of the amount owed in cash and settle the remaining portion in shares of our common stock. We will not pay any portion of the conversion proceeds for a share of 5.50% Preferred Stock from a Holder Optional Conversion in cash (other than cash in lieu of fractional shares of our common stock) until the five year anniversary of the date on which such share of 5.50% Preferred Stock has been issued, unless our Board of Directors determines, in its sole discretion, that the issuance of common stock in satisfaction of a Holder Optional Conversion would be materially detrimental to, and not in the best interest of, existing common stockholders. Beginning on the five year anniversary of the date on which a share of 5.50% Preferred Stock is issued, we may elect to settle all or a portion of any Holder Optional Conversion in cash without limitation or restriction.
The conversion rates for the Holder Optional Conversion and, assuming we have the necessary approval under the 1940 Act, the Issuer Optional Conversion are both based on the 5-day VWAP, which may represent a discount to the NAV per share of our common stock. If we do not have or obtain any required stockholder approval under the 1940 Act to sell our common stock below net asset value, 5.50% Preferred Stock may be converted into common stock in connection with an Issuer Optional Conversion at a conversion rate based on our NAV per share of common stock if the 5-day VWAP represents a discount to the NAV per share of our common stock. In this circumstance, there may be fewer shares of common stock issued upon conversion of the shares of 5.50% Preferred Stock; while this would reduce dilution to existing common stockholders, including former holders of 5.50% Preferred Stock who had previously converted their holdings to common stock, it would also reduce the proportionate interest in the Company (and thus the economic benefit to the holder of 5.50% Preferred Stock) for holders of 5.50% Preferred Stock subject to such an Issuer Optional Conversion. Conversely, a conversion rate based on the 5-day VWAP, if it represents a discount to our net asset value per share of common stock, would result in greater dilution to existing common stockholders (including former holders of 5.50% Preferred Stock who had previously converted their holdings to common stock), and this outcome may be more likely given that the notice period for a Holder Optional Conversion is shorter than the notice period for an Issuer Optional Conversion, so holders of 5.50% Preferred Stock can supersede any Issuer Optional Conversion and obtain a conversion rate based on the 5-day VWAP (assuming the 5.50% Preferred Stock is settled in shares of our common stock and not cash).
There is no cap on the number of shares of common stock that can be issued upon the conversion of shares of 5.50% Preferred Stock. The conversion of the 5.50% Preferred Stock into shares of common stock could cause the price of common stock to decline significantly.
There is no cap on the number of shares of common stock that can be issued upon the conversion of shares of 5.50% Preferred Stock. Because the number of shares of common stock issued upon conversion of the 5.50% Preferred Stock will be based on the price of shares of common stock, the lower the price of our common stock at the time of conversion, the more shares of our common stock into which the 5.50% Preferred Stock is convertible and the greater the dilution that will be experienced by holders of our common stock. Accordingly, there is no limit on the amount of dilution that may be experienced by holders of our common stock.
The issuance of the 5.50% Preferred Stock may be followed by a decline in the price of our common stock, creating additional dilution to the existing holders of the common stock. Such a price decline may allow holders of 5.50% Preferred Stock to convert shares of 5.50% Preferred Stock into large amounts of the Company’s common stock. As these shares of common stock are issued upon conversion of the 5.50% Preferred Stock, our common stock price may decline further.
Additionally, the issuance of the 5.50% Preferred Stock could result in our failure to comply with the Nasdaq Global Select Market’s listing standards. The Nasdaq Global Select Market’s listing standards that may be affected by the issuance of the 5.50% Preferred Stock include voting rights rules, bid price requirements, listing of additional shares rules, change in control rules and the Nasdaq Global Select Market’s discretionary authority rules. Failure to comply with any of these rules could result in the delisting of the Company’s common stock from the Nasdaq Global Select Market or impact the ability to list the 5.50% Preferred Stock on a national securities exchange.
The potential decline in the price of our common stock described above may negatively affect the price of our common stock and our ability to obtain financing in the future. In addition, the issuance of the 5.50% Preferred Stock may provide incentives for holders thereof that intend to convert their shares to seek to cause a decline in the price of our common stock (including through selling our common stock short) in order to receive an increased number of shares of our common stock upon such conversion of the 5.50% Preferred Stock, and may encourage other investors to sell short or otherwise dispose of our common stock.
Our charter currently authorizes us to issue approximately 1.35 billion shares of common stock, in addition to our shares of common stock currently outstanding or reserved for issuance upon conversion of the Convertible Notes, and after reflecting the reclassification of 227.9 million shares of common stock as Preferred Stock. Although the Board of Directors can increase the amount of our authorized common stock and reclassify unissued preferred stock as common stock without stockholder approval, if they did not do so for any reason and our 5-day VWAP fell below approximately $1.30 per share of common stock (assuming we issued all 70,187,000 shares of the 5.50% Preferred Stock available pursuant to the respective offerings), we would be required to settle any conversion of 5.50% Preferred Stock in cash (to the extent we had cash available) or list the 5.50% Preferred Stock on a national securities exchange and the value of our shares of 5.50% Preferred Stock would then equal their market price, which may be less than $25.00 per share.
Future sales of our common stock in the public market or the issuance of securities senior to our common stock could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings, and may affect the value of the 5.50% Preferred Stock.
Future sales of substantial amounts of our common stock or equity‑related securities in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity‑related securities, and may affect the value of the 5.50% Preferred Stock. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale, will have on the trading price of our common stock or the value of the 5.50% Preferred Stock.
Shares of common stock, which shares of 5.50% Preferred Stock may be converted into, rank junior to the 5.50% Preferred Stock with respect to dividends and upon liquidation.
We may choose to convert the 5.50% Preferred Stock to shares of our common stock. Holders of 5.50% Preferred Stock may also choose to convert their 5.50% Preferred Stock, subject to our election to settle conversions in cash or shares of our common stock or a combination thereof. The rights of the holders of shares of 5.50% Preferred Stock rank senior to the rights of the holders of shares of our common stock as to dividends and payments upon liquidation. Unless full cumulative dividends on our shares of 5.50% Preferred Stock for all past dividend periods have been declared and paid (or set apart for payment), we will not declare or pay dividends with respect to any shares of our common stock for any period. Upon liquidation, dissolution or winding up of the Company, the holders of shares of our 5.50% Preferred Stock are entitled to receive the Stated Value of $25.00 per share, plus an amount equal to any accumulated, accrued and unpaid dividends at the applicable rate, after provision is made for our senior liabilities, but prior and in preference to any distribution to the holders of shares of our common stock or any other class of our equity securities junior to any and all shares of our preferred stock outstanding (“Preferred Stock”).
Holders of our Preferred Stock have the right to elect members of the board of directors and class voting rights on certain matters.
Holders of our Preferred Stock, voting separately as a single class, have the right to elect two members of the board of directors at all times and in the event dividends become two full years in arrears, have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, Preferred Stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions, conversion to open-end status, and plans of reorganization that adversely affect the Preferred Stock and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and Preferred Stock, both by the 1940 Act and by requirements imposed by rating agencies or the terms of our credit facilities, might impair our ability to maintain our qualification as a RIC for federal income tax purposes. While we would intend to redeem our Preferred Stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.
The trading market or market value of our publicly traded preferred stock may fluctuate.
The 5.35% Series A Fixed Rate Cumulative Perpetual Preferred Stock (the “5.35% Preferred Stock”) is listed on the NYSE under the symbol “PSEC PRA” and has a limited trading history. Additionally, we may list the 5.50% Preferred Stock on a national securities exchange upon notice to holders of 5.50% Preferred Stock. We cannot accurately predict the trading patterns of our Preferred Stock, including the effective costs of trading the stock, and a liquid secondary market may not develop. There is also a risk that our publicly traded preferred stock may be thinly traded, and the market for such shares may be relatively illiquid compared to the market for other types of securities, with the spread between the bid and asked prices considerably greater than the spreads of other securities with comparable terms and features. The trading price of any publicly traded preferred stock would depend on many factors, including:
•prevailing interest rates;
•the market for similar securities;
•general economic and financial market conditions;
•our issuance of debt or other preferred equity securities; and
•our financial condition, results of operations and prospects.
In addition, the Preferred Stock pays dividends at a fixed rate. Prices of fixed income investments tend to vary inversely with changes in market yields. The market yields on securities comparable to the Preferred Stock may increase, which would likely result in a decline in the value of the Preferred Stock. Additionally, if interest rates rise, securities comparable to the Preferred Stock may pay higher dividend rates and holders of the Preferred Stock may not be able to sell the Preferred Stock at the Stated Value or Liquidation Preference (as defined in the applicable prospectus supplement) and reinvest the proceeds at market rates. The Company may be subject to a greater risk of rising interest rates due to the current period of historically low interest rates. There is a possibility that interest rates may rise, which would likely drive down the prices of income- or dividend-paying securities.

Holders of the 5.35% Preferred Stock may not be permitted to exercise conversion rights upon a Change of Control Triggering Event. If exercisable, the Change of Control Triggering Event conversion feature of the 5.35% Preferred Stock may not adequately compensate such preferred stockholders, and the Change of Control Triggering Event conversion and redemption features of the 5.35% Preferred Stock may make it more difficult for a party to take over the Company or discourage a party from taking over the Company.
Upon the occurrence of a Change of Control Triggering Event (as defined in the applicable prospectus supplement), holders of 5.35% Preferred Stock will have the right to convert some or all of their 5.35% Preferred Stock into our common stock (or equivalent value of alternative consideration). Upon such a conversion, the holders will be limited to a maximum number of shares of our common stock equal to the Share Cap (as defined in the applicable prospectus supplement) multiplied by the number of shares of 5.35% Preferred Stock converted. Notwithstanding that we generally may not redeem the 5.35% Preferred Stock prior to July 19, 2026, we have a special optional redemption right to redeem the 5.35% Preferred Stock in the event of a Change of Control Triggering Event, and holders of 5.35% Preferred Stock will not have the right to convert any shares that we have elected to redeem prior to the “Change of Control Conversion Date” (i.e., the date the shares of 5.35% Preferred Stock are to be converted, which will be a business day selected by us that is no fewer than 20 days nor more than 35 days after the date on which we provide notice). In addition, those features of the 5.35% Preferred Stock may have the effect of inhibiting a third party from making an acquisition proposal for the Company or of delaying, deferring or preventing a change of control of the Company under circumstances that otherwise could provide the holders of our common stock and Preferred Stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interest.
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
The agreement governing our credit facility requires us to comply with certain financial and operational covenants. These covenants include:
•Restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;
•Restrictions on our ability to incur liens; and
•Maintenance of a minimum level of stockholders’ equity.

As of June 30, 2022, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in our credit facility. Failure to comply with these covenants would result in a default under this facility which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments under the facility and thereby have a material adverse impact on our business, financial condition and results of operations.
Failure to extend our existing credit facility, the revolving period of which is currently scheduled to expire on September 9, 2023, could have a material adverse effect on our results of operations and financial position and our ability to pay expenses and make distributions.
The revolving period for our credit facility with a syndicate of lenders is currently scheduled to terminate on September 9, 2023, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders. If the credit facility is not renewed or extended by the participant banks by September 9, 2023, we will not be able to make further borrowings under the facility after such date and the outstanding principal balance on that date will be due and payable on September 9, 2024. As of June 30, 2022, we had $839.5 million of outstanding borrowings under our credit facility. Interest on borrowings under the credit facility is one-month LIBOR plus 220 basis points with a minimum LIBOR floor of zero. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 50 basis points if more than 60% of the credit facility is drawn, or 100 basis points if more than 35% and an amount less than or equal to 60% of the credit facility is drawn, or 150 basis points if an amount less than or equal to 35% of the credit facility is drawn.

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
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. See “Risks Relating to Our business—Changes relating to the LIBOR calculation process, and the discontinuation of LIBOR, may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio or issued by us.”
Failure to refinance our existing Unsecured Notes could have a material adverse effect on our results of operations and financial position.
The Unsecured Notes mature at various dates from July 15, 2022 to March 15, 2052. If we are unable to refinance the Unsecured Notes or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding at maturity under the facility during the two-year term-out period through one or more of the following: (1) borrowing additional funds under our then current credit facility, (2) issuance of additional common stock or (3) possible liquidation of some or all of our loans and other assets, any of which could have a material adverse effect on our results of operations and financial position. In addition, our stock price could decline significantly; we would be restricted in our ability to acquire new investments and, in connection with our year-end audit, our independent registered accounting firm could raise an issue as to our ability to continue as a going concern.
The trading market or market value of our publicly issued debt securities may fluctuate.
Our publicly issued debt securities may or may not have an established trading market. We cannot assure our noteholders that a trading market for our publicly issued debt securities will ever develop or be maintained if developed. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities. These factors include, but are not limited to, the following:
•the time remaining to the maturity of these debt securities;
•the outstanding principal amount of debt securities with terms identical to these debt securities;
•the ratings assigned by national statistical ratings agencies;
•the general economic environment;
•the supply of debt securities trading in the secondary market, if any;
•the redemption or repayment features, if any, of these debt securities;
•the level, direction and volatility of market interest rates generally; and
•market rates of interest higher or lower than rates borne by the debt securities.

Our noteholders should also be aware that there may be a limited number of buyers when they decide to sell their debt securities. This too may materially adversely affect the market value of the debt securities or the trading market for the debt securities.
Terms relating to redemption may materially adversely affect our noteholders’ or Preferred Stockholders’, as applicable, return on any debt or preferred equity securities that we may issue.
If our debt securities or Preferred Stock are redeemable at our option, we may choose to redeem such securities at times when prevailing interest rates are lower than the interest rate paid by our noteholders or our Preferred Stockholders on their respective securities. In addition, if our debt securities or Preferred Stock are subject to mandatory redemption, or optional redemption triggers in advance of a general no-call deadline, we may be required to, or choose to, redeem such respective securities also at times when prevailing interest rates are lower than the interest rate paid by our noteholders or our Preferred Stockholders on their respective securities. In this circumstance, our noteholders or Preferred Stockholders, as applicable, may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as their securities being redeemed.

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
Under the 1940 Act, when our common stock is trading below its net asset value per share, we will not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. On June 10, 2022, at a special meeting of stockholders, our stockholders reauthorized us to sell shares of our common stock (during the following 12 months) at a price or prices below our net asset value per share at the time of sale in one or more offerings subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of its outstanding common stock immediately prior to such sale).
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
Moreover, while we have declared common stock distributions through October 2022 at the same rate as the 60 months prior to such declaration, we cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay common stock distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report, including the COVID-19 pandemic described above. For example, if the temporary closure in 2020 of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic is reintroduced it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. In addition, if we are unable to satisfy the asset coverage test applicable to us under the 1940 Act as a business development company or if we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make common stock distributions. If we declare a common stock distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make common stock distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.
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
Sales of substantial amounts of our common stock, or the availability of such common stock for sale (including as a result of the conversion of the 5.50% Preferred Stock or of the Convertible Notes into common stock), could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.
If we sell shares of our common stock or securities to subscribe for or are convertible into shares of our common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.
On June 10, 2022, at a special meeting of stockholders, our stockholders authorized us to sell shares of our common stock (during the following 12 months) at a price or prices below our net asset value per share at the time of sale in one or more offerings subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of its outstanding common stock immediately prior to such sale).
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
On January 13, 2020 (amended on August 2, 2022), we received an exemptive order from the SEC (the “Order”), which superseded a prior co-investment exemptive order granted on February 10, 2014, that gave us the ability to negotiate terms other than price and quantity of co-investment transactions with other funds managed by the Investment Adviser or certain affiliates, including Priority Income Fund, Inc. and Prospect Sustainable Income Fund, Inc. (f/k/a Prospect Flexible Income Fund, Inc.), where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions included therein. Under the terms of the relief permitting us to co-invest with other funds managed by our Investment Adviser or its affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. In certain situations where co-investment with one or more funds managed by the Investment Adviser or its affiliates is not covered by the Order, such as when there is an opportunity to invest in different securities of the same issuer, the personnel of the Investment Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. Moreover, except in certain circumstances, when relying on the Order, we will be unable to invest in any issuer in which one or more funds managed by the Investment Adviser or its affiliates has previously invested.
The market price of our securities may fluctuate significantly.
The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•significant volatility in the market price and trading volume of securities of BDCs or other companies in the energy industry, which are not necessarily related to the operating performance of these companies;
•price and volume fluctuations in the overall stock market from time to time;
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;
•loss of RIC qualification;
•changes or perceived changes in earnings or variations in operating results;
•changes or perceived changes in the value of our portfolio of investments;
•changes in accounting guidelines governing valuation of our investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•departure of one or more of Prospect Capital Management’s key personnel;
•operating performance of companies comparable to us;
•short-selling pressure with respect to shares of our common stock or BDCs generally;
•future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities, including the 5.50% Preferred Stock and the Convertible Notes;
•the occurrence of one or more natural disasters, pandemic outbreaks or other health crises (including but not limited to the ongoing COVID-19 pandemic);
•concerns regarding European sovereign debt;
•changes in prevailing interest rates;
•prolonged inflation;

•litigation matters;
•general economic trends and other external factors, including the current COVID-19 pandemic; and
•loss of a major funding source.

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
We have made and intend to continue to make distributions on a monthly basis to our common stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.
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
Our charter and bylaws also provide that our Board of Directors has the exclusive power to adopt, alter or repeal any provision of our bylaws, and to make new bylaws. The Maryland General Corporation Law also contains certain provisions that may limit the ability of a third party to acquire control of us, such as:
•The Maryland Business Combination Act, which, subject to certain limitations, prohibits certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of the common stock or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, imposes special minimum price provisions and special stockholder voting requirements on these combinations.
•The Maryland Control Share Acquisition Act, which provides that “control shares” of a Maryland corporation (defined as shares of common stock which, when aggregated with other shares of common stock controlled by the stockholder, entitles the stockholder to exercise one of three increasing ranges of voting power in electing directors, as described more fully below) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares of common stock.

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
We may distribute taxable dividends that are payable in part in our stock. In accordance with guidance issued by the Internal Revenue Service, subject to the satisfaction of certain guidelines, a publicly traded RIC should generally be eligible to treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder is permitted to elect to receive his or her distribution in either cash or stock of the RIC, even where there is a limitation on the percentage of the aggregate distribution payable in cash, provided that the limitation is at least 20%. If too many stockholders elect to receive cash, each stockholder electing to receive cash generally must receive a portion of his or her distribution in cash (with the balance of the distribution paid in stock). If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock generally will be a taxable distribution in an amount equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such dividends would be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. Stockholder (as defined in “Material U.S. Federal Income Tax Considerations”) may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. Stockholder sells the stock it receives as a dividend in order to pay this tax, it may be subject to transaction fees (e.g., broker fees or transfer agent fees) and the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of its stock at the time of the sale. Furthermore, with respect to Non-U.S. Stockholders (as defined in “Material U.S. Federal Income Tax Considerations”), we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock. It is unclear whether and to what extent we will be pay dividends in cash and our stock.
General Risk Factors
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

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We do not own any real estate or other physical properties materially important to our operation. We are located at 10 East 40th Street, New York, New York 10016, where we occupy our office space pursuant to our Administration Agreement with Prospect Administration. The office facilities are leased by our Administrator. We believe that our office facilities are suitable and adequate for our business as currently conducted.
Item 3. Legal Proceedings
(All figures in this item are in thousands)
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
We are not aware of any material legal proceedings as of June 30, 2022.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(All figures in this item are in thousands, except share and per share data)
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

		Stock Price		Premium (Discount) of High to NAV	Premium (Discount) of Low to NAV
	NAV(1)	High(2)	Low(2)
Year Ended June 30, 2021
First quarter	$8.40	$5.17	$4.69	(38.5)%	(44.2)%
Second quarter	8.96	5.60	4.95	(37.5)%	(44.8)%
Third quarter	9.38	7.98	5.51	(14.9)%	(41.3)%
Fourth quarter	9.81	9.22	7.62	(6.0)%	(22.3)%
Year Ended June 30, 2022
First quarter	$10.12	$8.46	$7.69	(16.4)%	(24.0)%
Second quarter	10.60	9.00	7.83	(15.1)%	(26.1)%
Third quarter	10.81	8.89	7.86	(17.8)%	(27.3)%
Fourth quarter	10.48	8.48	6.68	(19.1)%	(36.3)%
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
As of September 2, 2022, there were 173 stockholders of record of our common stock. This figure does not include a substantially greater number of beneficial holders of our common stock, whose shares are held in the names of brokers, dealers and clearing agencies.
Recent Sales of Common Stock Below Net Asset Value
At our 2009, 2010, 2011, 2012 and 2013 annual meeting of stockholders, and at special meetings of stockholders held on June 12, 2020, June 11, 2021, and June 10, 2022 our stockholders approved our ability to sell shares of our common stock at a price or prices below our NAV per common share at the time of sale in one or more offerings. The current approval to sell shares of our common stock below our NAV per common share is valid until June 10, 2023 and subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of our outstanding common stock immediately prior to such sale). Accordingly, we may make offerings of our common stock without any limitation on the total amount of dilution to stockholders. Our prospectus supplement and accompanying prospectus relating to this offering contains additional information about these offerings. Pursuant to the authority granted by our stockholders and the approval of our Board of Directors, we have made the following offerings below NAV per common share:

Date of Offering	Price Per Share to Investors	Shares Issued	Estimated Net Asset Value per Common Share(1)	Percentage Dilution
June 15, 2020 to June 22, 2020(2)	$5.29 - $5.40	1,158,222	$7.93 - 7.94	0.10%
(1) The data for sales of common shares below NAV per common share pursuant to our equity distribution agreements are estimates based on our last reported NAV per common share adjusted for capital events occurring during the period since the last calculated NAV per common share. All amounts presented are approximations based on the best available data at the time of issuance.
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
We did not have an excise tax liability for the calendar year ended December 31, 2021. As of June 30, 2022, we do not expect to have any excise tax due for the 2022 calendar year. Tax characteristics of all distributions will be reported to stockholders, as appropriate, on Form 1099-DIV after the end of the calendar year.
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

During the years ended June 30, 2022 and June 30, 2021, we distributed approximately $281.4 million and $276.1 million, respectively, to our common stockholders. The following table summarizes our distributions declared and payable for the years ended June 30, 2021 and June 30, 2022:

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/8/2020	7/31/2020	8/20/2020	$0.060000	$22,515
5/8/2020	8/31/2020	9/17/2020	0.060000	22,619
8/25/2020	9/30/2020	10/22/2020	0.060000	22,727
8/25/2020	10/30/2020	11/19/2020	0.060000	22,836
11/6/2020	11/30/2020	12/24/2020	0.060000	22,942
11/6/2020	12/31/2020	1/21/2021	0.060000	23,046
11/6/2020	1/29/2020	2/18/2021	0.060000	23,140
2/9/2021	2/26/2021	3/18/2021	0.060000	23,219
2/9/2021	3/31/2021	4/22/2021	0.060000	23,244
2/9/2021	4/30/2021	5/20/2021	0.060000	23,265
5/7/2021	5/27/2021	6/17/2021	0.060000	23,286
5/7/2021	6/28/2021	7/22/2021	0.060000	23,306
Total declared and payable for the year ended June 30, 2021				$276,145

5/7/2021	7/28/2021	8/19/2021	$0.060000	$23,325
5/7/2021	8/27/2021	9/23/2021	0.060000	23,348
8/24/2021	9/28/2021	10/21/2021	0.060000	23,370
8/24/2021	10/27/2021	11/18/2021	0.060000	23,392
11/5/2021	11/26/2021	12/23/2021	0.060000	23,413
11/5/2021	12/29/2021	1/20/2022	0.060000	23,435
11/5/2021	1/27/2022	2/17/2022	0.060000	23,457
2/7/2022	2/24/2022	3/22/2022	0.060000	23,479
2/7/2022	3/29/2022	4/20/2022	0.060000	23,503
2/7/2022	4/27/2022	5/19/2022	0.060000	23,529
5/6/2022	5/27/2022	6/21/2022	0.060000	23,554
5/6/2022	6/28/2022	7/20/2022	0.060000	23,589
Total declared and payable for the year ended June 30, 2022				$281,394
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during the years ended June 30, 2022 and June 30, 2021. It does not include distributions previously declared to common stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to June 30, 2022:
•$0.06 per share for July 2022 to holders of record on July 27, 2022 with a payment date of August 18, 2022; and
•$0.06 per share for August 2022 to holders of record on August 29, 2022 with a payment date of September 21, 2022.

Dividend Reinvestment Plan
We maintain an “opt out” common stock dividend reinvestment and direct stock purchase plan for our common stockholders. As a result, if we declare a distribution (as discussed above), common stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they (or their broker through which they hold shares) opt out of the Plan so as to receive cash distributions. Stockholders who receive distributions in the form of stock are subject to the same U.S. federal, state and local tax consequences as are stockholders who elect to receive their distributions in cash. Stockholders are advised to consult with their brokers or financial institutions, as appropriate, with respect to the administration of their dividends and related instructions. See also “Common Stock Dividend Reinvestment and Direct Stock Purchase Plan” in Part I of this Annual Report for additional information.
We primarily use newly-issued shares of our common stock to implement the plan, whether our shares are trading at a premium or at a discount to net asset value. However, we reserve the right to purchase shares of our common stock in the open market in connection with the implementation of the plan. Our Board of Directors determines how the common stock to be distributed as part of the plan is made available.
During the years ended June 30, 2022 and June 30, 2021, we distributed 4,524,956 and 14,871,092 shares of our common stock, respectively, in connection with the Plan. All of the shares of common stock distributed to our stockholders were new issues. The following table summarizes the shares issued through the reinvestment of dividends in the years ended June 30, 2021 and June 30, 2022:

Record Date	Payment Date	Shares Issued		Value of Shares (in thousands)	% of Distribution
6/30/2020	7/23/2020	1,716,619		$8,235	36.7%
7/31/2020	8/20/2020	1,742,536		8,476	37.6%
8/31/2020	9/17/2020	1,779,304		8,570	37.9%
9/30/2020	10/22/2020	1,815,585		8,797	38.7%
10/30/2020	11/19/2020	1,772,218		8,856	38.8%
11/30/2020	12/24/2020	1,732,884		8,988	39.2%
12/31/2020	1/21/2021	1,563,270		9,104	39.5%
1/31/2021	2/18/2021	1,324,683		9,199	39.8%
2/28/2021	3/18/2021	404,974		2,997	12.9%
3/31/2021	4/22/2021	357,521		2,741	11.8%
4/30/2021	5/20/2021	344,487		2,706	11.6%
5/27/2021	6/17/2021	317,011		2,677	11.5%
Total issued in the year ended June 30, 2021		14,871,092		$81,346

6/28/2021	7/22/2021	339,245		$2,672	11.5%
7/28/2021	8/19/2021	360,741		2,772	11.9%
8/27/2021	9/23/2021	379,182		2,846	12.2%
9/28/2021	10/21/2021	357,734		2,831	12.1%
10/27/2021	11/18/2021	346,308		2,912	12.4%
11/26/2021	12/23/2021	365,384		2,891	12.3%
12/29/2021	1/20/2022	357,288		3,017	12.9%
1/27/2022	2/17/2022	378,344		3,026	12.9%
2/24/2022	3/22/2022	384,588		3,007	12.8%
3/29/2022	4/20/2022	379,212		3,033	12.9%
4/27/2022	5/19/2022	413,450	(1)	3,001	12.8%
5/27/2022	6/21/2022	463,480	(1)	2,986	12.7%
Total issued in the year ended June 30, 2022		4,524,956		$34,994
(1) Number of newly-issued common shares to be credited to a common stockholder’s account to be determined by dividing (i) the total dollar amount of the dividend payable to such common stockholder by (ii) 95% of the closing market price per share of our stock on the date fixed by the Board of Directors for such distribution (thereby providing a 5% discount to the market price of our common stock on such date).

Registered common stockholders who opt out of the Plan must notify the Plan administrator prior to the payment date in order for that distribution to be paid in cash. As such, the table above includes distributions with payment dates during the years ended June 30, 2022 and June 30, 2021. It does not include distributions previously declared and recorded as payable to common stockholders on any future dates, as those amounts are not yet determinable.

Purchases of equity securities by the issuer and affiliated purchasers
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify stockholders of our intention to purchase our common stock.
We did not repurchase any shares of our common stock under the Repurchase Program for the years ended June 30, 2022 and June 30, 2021.
As of June 30, 2022, the approximate dollar value of shares that may yet be purchased under the plan is $65.9 million.
During the year ended June 30, 2022, Prospect officers and directors purchased 102,315 shares of our common stock, or 0.03% of total outstanding shares as of June 30, 2022, through shares issued in connection with our common stock dividend reinvestment plan.
The following table summarizes the shares purchased by Prospect officers during the year ended June 30, 2022:

Period	Total Number of Shares Purchased in Open Market	Average price paid per share	Total Number of Shares Purchased Through Dividend Reinvestment Plan
July 1, 2021 - July 31, 2021	—	—	8,041
August 1, 2021 - August 31, 2021	—	—	8,367
September 1, 2021 - September 30, 2021	—	—	8,552
October 1, 2021 - October 31, 2021	—	—	8,206
November 1, 2021 - November 30, 2021	—	—	7,758
December 31, 2021 - December 31, 2021	—	—	8,272
January 1, 2022 - January 31, 2022	—	—	7,842
February 1, 2022 - February 28, 2022	—	—	8,353
March 1, 2022 - March 31, 2022	—	—	8,547
April 1, 2022 - April 30, 2022	—	—	8,443
May 1, 2022 - May 30, 2022	—	—	9,454
June 1, 2022 - June 30, 2022	—	—	10,480
Total	—		102,315

Stock Performance Graph
The following graph compares a stockholder’s cumulative total return for the last five fiscal years as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500 Index; (iii) the stocks included in the S&P BDC Index; and (iv) the stocks included in the S&P/LSTA U.S. Leveraged Loan 100 Index. The graph and other information furnished under the heading “Stock Performance Graph” shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act.
In the following graph we have made the following updates from the stock performance graph we disclosed within our Form 10-K for the fiscal year ended June 30, 2021: (i) we have replaced the S&P 500 Financials Sector Index with the S&P BDC Index as we believe the S&P BDC Index to be more representative of companies that are similar to PSEC; (ii) we have added the S&P/LSTA Leveraged Loan Total Return Index as we invest primarily in senior and secured debt of private companies; and (iii) we have removed our customized BDC Peer Group composed of Apollo Investment Corporation, Ares Capital Corporation, BlackRock Capital Investment Corporation, Gladstone Capital Corporation, and MVC Capital, Inc because we believe the S&P BDC Index to be more representative of the performance of all BDCs.
Both of the below graphs are based on historical stock prices and measures total stockholder return, which takes into account both changes in stock price and dividends. The total return assumes that dividends were reinvested daily and is based on a $100 investment on June 30, 2017. These stock performance graphs are not necessarily indicative of future stock performance. Index performance is shown for illustrative purposes only and does not reflect any deduction for fees or expenses. It is not possible to invest directly in an unmanaged index.

$200
$175
$150
$125
$100
$75
6/30/2017
6/30/2018
6/30/2019
6/30/2020
6/30/2021
6/30/2022
Prospect Capital Corporation
S&P 500 Index
S&P BDC Index
S&P/LSTA Leveraged Loan Total Return Index

The following graph compares a stockholder’s cumulative total return for the last five fiscal years as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500 Financials Index; and (iii) the stocks included our customized BDC Peer Group. MVC Capital, Inc. is not included within the BDC Peer Group because it underwent a merger and was not the surviving entity. The Company has included this graph as a comparative disclosure because the S&P 500 Financials Index and our customized BDC Peer Group were included in the stock performance graph for the Form 10-K filed for the fiscal period ending June 30, 2021.

$175
$150
$125
$100
$75
6/30/2017
6/30/2018
6/30/2019
6/30/2020
6/30/2021
6/30/2022
Prospect Capital Corporation
S&P 500 Financials Index
BDC Peer Group

Fees and Expenses
The following tables are intended to assist you in understanding the costs and expenses that an investor will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. These tables are based on our assets and common stock outstanding as of June 30, 2022, except that we assume that we have issued $1.75 billion in 5.50% Preferred Stock paying dividends of 5.50% per annum, in addition to our $0.15 billion of 5.35% Preferred Stock paying dividends of 5.35% per annum, and that we have borrowed $1.5 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.9 billion. Except where the context suggests otherwise, any reference to fees or expenses paid by “you” or “us” or that “we” will pay fees or expenses, the Company will pay such fees and expenses out of our net assets and, consequently, you will indirectly bear such fees or expenses as an investor in the Company’s common stock. However, you will not be required to deliver any money or otherwise bear personal liability or responsibility for such fees or expenses.

Stockholder transaction expenses:	A1 Shares	M1 and M2 Shares	AA1 Shares and MM1 Shares
Sales Load (as a percentage of offering price)	10.00% (1)	3.00% (2)	5.00% (3)
Offering expenses borne by the Company (as a percentage of offering price)	(4)	(4)	(5)
Preferred Stock Dividend reinvestment plan expenses (6)	None	None	None
Total stockholder transaction expenses (as a percentage of offering price):	11.5%	4.5%	6.0%
Annual expenses (as a percentage of net assets applicable to common stock):
Management fees (7)	4.69%
Incentive fees payable under Investment Advisory Agreement (20% of realized capital gains and 20% of pre-incentive fee net investment income) (8)	1.99%
Total advisory fees	6.68%
Total interest expenses (9)	3.64%
Other expenses (10)	0.73%
Total annual expenses (8)(10)(11)	11.05%
Dividends on Preferred Stock(12)	2.61%
Total annual expenses after dividends on Preferred Stock (13)	13.66%
Example
The following table demonstrates the projected dollar amount of cumulative expenses we would pay out of net assets and that you would indirectly bear over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we have issued $1.75 billion in 5.50% Preferred Stock paying dividends of 5.50% per annum, in addition to our $0.15 billion of 5.35% Preferred Stock paying dividends of 5.35% per annum, we have borrowed $1.5 billion available under our line of credit, in addition to our other indebtedness of $1.9 billion, and that our annual operating expenses would remain at the levels set forth in the table above and that we would pay the costs shown in the table above.

	1 Year	3 Years	5 Years	10 Years
Ongoing Preferred Stock Offerings(1) - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio*	$156	$354	$527	$871
Ongoing Preferred Stock Offerings(1) - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio**	$166	$378	$559	$906
(1)     Represents the highest level of expenses from all ongoing Preferred Stock offerings referenced in the Fee and Expenses table above, assuming the maximum number of shares of Preferred Stock offered in each offering is sold. Presently a maximum of 60 million A1, M1 and M2 shares may be sold, and a maximum of 10 million AA1 and MM1 shares may be sold.

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

(1)    Includes up to a 7.0% selling commission on the $25.00 per share (the “Stated Value”) paid by the Company and a dealer manager fee equal to 3.0% of the Stated Value paid by the Company. Reductions in selling commissions will be reflected in reduced public offering prices as described in the “Plan of Distribution” section of the applicable prospectus supplement and the net proceeds to us will not be impacted by such reductions; therefore, we will bear a reduction in net proceeds to us up to 7.0% of the Stated Value on all A1 Shares although the selling commission compensation paid by us to our dealer manager may represent less than 7.0% of the Stated Value. We may, through the Holder Optional Conversion Fee, recoup a portion of the Sales Load if stockholders exercise a Holder Optional Conversion (as defined in the prospectus supplement relating to the applicable offering) of their Preferred Stock prior to the 5-year anniversary of the original issue date. The Holder Optional Conversion Fee is 9.00% of the maximum public offering price disclosed herein prior to the first anniversary of the issuance of such Preferred Stock, 8.00% of the maximum public offering price disclosed herein on or after the first anniversary but prior to the second anniversary, 7.00% of the maximum public offering price disclosed herein on or after the second anniversary but prior to the third anniversary, 6.00% of the maximum public offering price disclosed herein on or after the third anniversary but prior to the fourth anniversary, 5.00% of the maximum public offering price disclosed herein on or after the fourth anniversary but prior to the fifth anniversary and 0.00% on or after the fifth anniversary.

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

(7)    Our base management fee is 2% of our gross assets (which include any amount borrowed, i.e., total assets without deduction for any liabilities, including any borrowed amounts for non-investment purposes, for which purpose we have not and have no intention of borrowing). Although no plans are in place to borrow the full amount under our line of credit, assuming that we borrowed $1.5 billion, the 2% management fee of gross assets equals approximately 4.69% of net assets.

(8)    Based on our net investment income and realized capital gains, less realized and unrealized capital losses, earned on our portfolio for the year ended June 30, 2022, all of which consisted of an income incentive fee. This historical amount has been adjusted to reflect the issuance of 70,187,000 shares of 5.50% Preferred Stock. The capital gain incentive fee is paid without regard to pre-incentive fee income. For a more detailed discussion of the calculation of the two-part incentive fee, see “Management Services-Investment Advisory Agreement” in the applicable prospectus.

(9)    As of June 30, 2022, we had $1.9 billion outstanding of Unsecured Notes (as defined above) in various maturities, ranging from July 15, 2022 to March 15, 2052, and interest rates, ranging from 1.50% to 6.625%, some of which are convertible into shares of the Company’s common stock at various conversion rates.

(10)    “Other expenses” are based on estimated amounts for the current fiscal year. The amount shown above represents annualized expenses during our year ended June 30, 2022 representing all of our estimated recurring operating expenses (except fees and expenses reported in other items of this table) that are deducted from our operating income and reflected as expenses in our Statement of Operations. The estimate of our overhead expenses, including payments under an administration agreement with Prospect Administration, or the Administration Agreement is based on our projected allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations under the Administration Agreement. See “Business-Management Services-Administration Agreement” in the applicable prospectus.

(11)    If all 70,187,000 shares of 5.50% Preferred Stock were converted into common stock and assuming all the Series A1 and Series AA1 Preferred Stock pay a Holder Optional Conversion Fee of 9.00% and all the Series A2 Preferred Stock pay a Holder Optional Conversion Fee of 8.50% of the maximum public offering price disclosed within the applicable prospectus supplement and are converted at a conversion rate based on the 5-day VWAP of our common stock on June 30, 2022, which was $7.05, then management fees would be 3.26%, incentive fees payable under our Investment Advisory Agreement would be 1.38%, total advisory fees would be 4.64%, total interest expenses would be 2.53%, other expenses would be 0.52%, and total annual expenses would be 7.68% of net assets applicable to our common stock. The actual 5-day VWAP of our common stock on a conversion date may be more or less than $7.05, which may result in fees that are higher or lower than those described herein. These figures are based on the same assumptions described in the other notes to this fee table.

(12)    Based on the 5.50% per annum dividend rate applicable to the A1 Shares, M1 Shares, M2 Shares, AA1 Shares, MM1 Shares, and A2 Shares. Also based on the 5.35% per annum dividend rate applicable to the A Shares. Other series of preferred stock, including other series of preferred stock being sold in different offerings, may bear different annual dividend rates. No dividend will be paid on shares of 5.50% Preferred Stock after they have been converted to shares of common stock.

(13)     The indirect expenses associated with the Company’s investments in collateralized loan obligations are not included in the fee table presentation, but if such expenses were included in the fee table presentation then the Company’s total annual expenses would have been 11.61%, or 14.22% after dividends on Preferred Stock.

Item 6. [Reserved]

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

Lending to Companies - We make directly-originated agented loans to companies, including companies which are controlled by private equity sponsors and companies that are not controlled by private equity sponsors (such as companies that are controlled by the management team, the founder, a family or public shareholders). This debt can take the form of first lien, second lien, unitranche or unsecured loans. These loans typically have equity subordinate to our loan position. We may also purchase selected equity co-investments in such companies. In addition to directly-originated, agented loans, we also invest in senior and secured loans, syndicated loans and high yield bonds that have been sold to a club or syndicate of buyers, both in the primary and secondary markets. These investments are often purchased with a long term, buy-and-hold outlook, and we often look to provide significant input to the transaction by providing anchoring orders. Historically, this strategy has comprised approximately 40%-60% of our portfolio.
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
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of June 30, 2022, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $2,732,906 and $3,438,317, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Annual Report. We consolidate all wholly-owned and substantially wholly-owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
On June 10, 2022, at a special meeting of stockholders, our stockholders authorized us to sell shares of our common stock (during the next 12 months) at a price or prices below our net asset value per share at the time of sale in one or more offerings subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of its outstanding common stock immediately prior to such sale).

Fourth Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended June 30, 2022, we acquired $211,761 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $242,064, funded $1,500 of revolver advances, and recorded PIK interest of $22,094, resulting in gross investment originations of $477,420. During the three months ended June 30, 2022, we received full repayments on investments totaling $98,580, received $50,705 in partial prepayments, $1,759 in sales, and revolver paydowns of $41, resulting in net repayments of $151,085.
Debt Issuances and Redemptions
During the three months ended June 30, 2022, we repaid $337 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended June 30, 2022 was $8.
During the three months ended June 30, 2022, we issued $7,127 aggregate principal amount of Prospect Capital InterNotes® with a weighted average stated interest rate of 4.49%, to extend our borrowing base. The newly issued notes mature between April 15, 2027 and May 15, 2032 and generated net proceeds of $7,035.
Equity Issuances
On April 20, 2022, May 19, 2022, and June 21, 2022, we issued 379,212, 413,450, and 463,480 shares of our common stock in connection with the dividend reinvestment plan, respectively.
During the three months ended June 30, 2022, 46,325 shares of our Series A1 Preferred Stock and 12,800 shares of our Series M1 Preferred Stock were converted to 190,159 shares of our common stock, in connection with Holder Optional Conversions and Option Redemptions Following Death of a Holder.
During the three months ended June 30, 2022, we issued 4,441,202 shares of our Series A1 Preferred Stock for net proceeds of $99,927, and 1,258,734 shares of our Series M1 Preferred Stock for net proceeds of $30,524, each excluding offering costs and preferred stock dividend reinvestments.
In connection with our Preferred Stock Dividend Reinvestment Plan, we issued additional Series A1 Preferred Stock and Series M1 Preferred Stock of 1,043 shares, 2,096 shares, and 2,515 shares throughout April, May and June 2022.
Investment Holdings
At June 30, 2022, we have $7,602,510, or 184.6%, of our net assets applicable to common shares invested in 129 long-term portfolio investments and CLOs.
Our annualized current yield was 11.1% and 11.7% as of June 30, 2022 and June 30, 2021, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 8.7% and 9.2% as of June 30, 2022 and June 30, 2021, respectively, across all investments. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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

As of June 30, 2022, we own controlling interests in the following portfolio companies: CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”); Kickapoo Ranch Pet Resort (“Kickapoo”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); R-V Industries, Inc. (“R-V”); Universal Turbine Parts, LLC (“UTP”); USES Corp. (“United States Environmental Services” or “USES”); and Valley Electric Company, Inc. (“Valley Electric”). In June 2019, CP Energy purchased a controlling interest of the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $26,648 in senior secured term loans (the “Spartan Term Loan A”) due to us as of June 30, 2022. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, we report our investments in Spartan as control investment. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loan A.
As of June 30, 2022, we also own affiliated interests in Nixon, Inc. (“Nixon”), PGX Holdings, Inc. (“PGX”), RGIS Services, LLC (“RGIS”), and Targus Cayman HoldCo Limited (“Targus”).
The following shows the composition of our investment portfolio by level of control as of June 30, 2022 and June 30, 2021:

	June 30, 2022				June 30, 2021
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$2,732,906	38.0%	$3,438,317	45.2%	$2,482,431	41.0%	$2,919,717	47.1%
Affiliate Investments	242,101	3.4%	393,264	5.2%	202,943	3.3%	356,734	5.8%
Non-Control/Non-Affiliate Investments	4,221,824	58.6%	3,770,929	49.6%	3,372,750	55.7%	2,925,327	47.1%
Total Investments	$7,196,831	100.0%	$7,602,510	100.0%	$6,058,124	100.0%	$6,201,778	100.0%
The following shows the composition of our investment portfolio by type of investment as of June 30, 2022 and June 30, 2021:

	June 30, 2022				June 30, 2021
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Revolving Line of Credit	$39,775	0.6%	$39,746	0.5%	$27,522	0.5%	$27,503	0.4%
First Lien Debt	3,839,553	53.3%	3,757,960	49.4%	3,166,861	52.2%	3,128,845	50.4%
1.5 Lien Debt	—	—%	—	—%	18,164	0.3%	18,164	0.3%
Second Lien Debt	1,588,557	22.1%	1,471,336	19.4%	1,047,653	17.3%	959,311	15.5%
Third Lien Debt	—	—%	—	—%	3,950	0.1%	3,950	0.1%
Unsecured Debt	7,200	0.1%	7,200	0.1%	7,200	0.1%	3,715	0.1%
Subordinated Structured Notes	997,703	13.9%	711,429	9.4%	1,090,175	18.0%	756,109	12.2%
Preferred Stock	345,602	4.8%	47,719	0.6%	308,713	5.1%	23,056	0.4%
Common Stock	197,215	2.7%	1,187,620	15.6%	207,661	3.4%	894,819	14.4%
Membership Interest	181,226	2.5%	316,970	4.2%	180,225	3.0%	349,942	5.6%
Participating Interest(1)	—	—%	62,530	0.8%	—	—%	36,364	0.6%
Total Investments	$7,196,831	100.0%	$7,602,510	100.0%	$6,058,124	100.0%	$6,201,778	100.0%
(1)Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.
The following shows our investments in interest bearing securities by type of investment as of June 30, 2022 and June 30, 2021:

	June 30, 2022				June 30, 2021
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Debt and First Lien Revolving Line of Credit	$3,879,328	59.9%	$3,797,706	63.4%	$3,194,383	59.7%	$3,156,348	64.4%
1.5 Lien Debt	—	—%	—	—%	18,164	0.3%	18,164	0.4%
Second Lien Debt	1,588,557	24.5%	1,471,336	24.6%	1,047,653	19.5%	959,311	19.6%
Third Lien Debt	—	—%	—	—%	3,950	0.1%	3,950	0.1%
Unsecured Debt	7,200	0.1%	7,200	0.1%	7,200	0.1%	3,715	0.1%
Subordinated Structured Notes	997,703	15.5%	711,429	11.9%	1,090,175	20.3%	756,109	15.4%
Total Interest Bearing Investments	$6,472,788	100.0%	$5,987,671	100.0%	$5,361,525	100.0%	$4,897,597	100.0%

The following shows the composition of our investment portfolio by industry as of June 30, 2022 and June 30, 2021:

	June 30, 2022				June 30, 2021
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$108,790	1.5%	$65,766	0.9%	$98,144	1.6%	$84,240	1.4%
Air Freight & Logistics	178,077	2.5%	178,414	2.3%	12,500	0.2%	12,500	0.2%
Auto Components	104,499	1.5%	103,536	1.4%	75,323	1.2%	76,520	1.2%
Building Products	35,000	0.5%	34,697	0.5%	—	—%	—	—%
Capital Markets	42,500	0.6%	41,574	0.5%	—	—%	—	—%
Chemicals	—	—%	—	—%	28,745	0.5%	28,863	0.5%
Commercial Services & Supplies	424,795	5.9%	356,965	4.7%	257,617	4.3%	196,117	3.3%
Communications Equipment	59,780	0.8%	57,556	0.8%	59,709	1.0%	58,881	0.9%
Construction & Engineering	68,259	0.9%	145,983	1.9%	69,935	1.2%	149,695	2.4%
Consumer Finance	568,739	7.9%	765,168	10.1%	531,844	8.8%	771,601	12.4%
Distributors	278,530	3.9%	180,108	2.4%	272,672	4.5%	175,768	2.8%
Diversified Consumer Services	250,393	3.5%	365,669	4.8%	211,193	3.5%	339,633	5.5%
Diversified Financial Services	36,878	0.5%	36,878	0.5%	30,165	0.5%	30,165	0.5%
Diversified Telecommunication Services	165,966	2.3%	166,356	2.2%	66,333	1.1%	67,448	1.1%
Energy Equipment & Services	300,496	4.2%	126,600	1.7%	277,227	4.6%	83,204	1.3%
Entertainment	—	—%	—	—%	40,585	0.7%	40,928	0.7%
Equity Real Estate Investment Trusts (REITs)	647,316	9.0%	1,399,857	18.3%	656,911	10.8%	1,092,955	17.7%
Food & Staples Retailing	9,262	0.1%	9,440	0.1%	—	—%	—	—%
Food Products	130,998	1.8%	127,436	1.7%	61,409	1.0%	61,948	1.0%
Health Care Equipment & Supplies	7,483	0.1%	6,966	0.1%	7,478	0.1%	6,721	0.1%
Health Care Providers & Services	660,976	9.2%	748,591	9.8%	583,369	9.6%	714,107	11.5%
Health Care Technology	89,675	1.2%	89,675	1.2%	—	—%	—	—%
Hotels, Restaurants & Leisure	23,359	0.3%	22,651	0.3%	24,502	0.4%	23,624	0.4%
Household Durables	123,175	1.7%	122,652	1.6%	12,913	0.2%	15,403	0.2%
Household Products	20,936	0.3%	20,936	0.3%	21,186	0.3%	21,186	0.3%
Insurance	21,966	0.3%	22,280	0.3%	21,911	0.4%	22,280	0.4%
Interactive Media & Services	233,204	3.2%	233,204	3.1%	180,127	3.0%	180,127	2.9%
Internet & Direct Marketing Retail	20,212	0.3%	17,454	0.2%	54,677	0.9%	56,114	0.9%
IT Services	305,311	4.2%	303,681	4.0%	260,899	4.3%	261,718	4.3%
Leisure Products	39,015	0.5%	38,757	0.5%	20,242	0.3%	20,287	0.3%
Machinery	108,780	1.5%	124,458	1.6%	97,853	1.6%	111,682	1.8%
Media	108,062	1.5%	161,140	2.1%	105,958	1.7%	107,819	1.7%
Online Lending	29,080	0.4%	29,080	0.4%	6,600	0.1%	6,600	0.1%
Paper & Forest Products	11,445	0.2%	4,952	0.1%	15,847	0.3%	15,815	0.3%
Personal Products	260,396	3.6%	59,179	0.8%	249,245	4.1%	71,097	1.1%
Pharmaceuticals	25,557	0.4%	25,962	0.3%	—	—%	—	—%
Professional Services	205,032	2.8%	203,256	2.7%	132,015	2.2%	132,058	2.1%
Software	52,295	0.7%	52,500	0.7%	22,240	0.4%	22,500	0.4%
Technology Hardware, Storage & Peripherals	12,447	0.2%	12,398	0.2%	12,431	0.2%	12,500	0.2%
Textiles, Apparel & Luxury Goods	178,428	2.5%	211,359	2.8%	202,312	3.3%	225,359	3.6%
Trading Companies & Distributors	65,216	0.9%	31,147	0.4%	65,248	1.1%	27,106	0.4%
Transportation Infrastructure	—	—%	—	—%	30,384	0.5%	30,900	0.5%
Subtotal	$6,012,328	83.4%	$6,704,281	88.3%	$4,877,749	80.5%	$5,355,469	86.4%
Structured Finance (1)	$1,184,503	16.6%	$898,229	11.7%	$1,180,375	19.5%	$846,309	13.6%
Total Investments	$7,196,831	100.0%	$7,602,510	100.0%	$6,058,124	100.0%	$6,201,778	100.0%

(1)Our SSN investments do not have industry concentrations and as such have been separated in the tables above. As of June 30, 2022 and June 30, 2021, Structured Finance includes $186,800 and $90,200, respectively, of first lien debt investments held through our investment in NPRC and its wholly-owned subsidiary.
Portfolio Investment Activity
Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans and second lien loans, though we also continue to close select equity investments. For information regarding investment activity for the year ended June 30, 2020, see the Company's Form 10-K for the fiscal year ended June 30, 2021.
Our gross investment activity for the years ended June 30, 2022 and June 30, 2021 are presented below.

	Year Ended June 30,
	2022	2021
Investments made in new portfolio companies	$1,209,578	$622,445
Follow-on investments made in existing portfolio companies (1)	1,019,085	385,531
Revolver advances	10,500	4,316
PIK interest	83,124	75,521
Total acquisitions	$2,322,287	$1,087,813

Acquisitions by portfolio composition
First Lien Debt	$1,340,094	$717,572
Second Lien Debt	950,509	335,429
Subordinated Structured Notes	9,518	5,399
Unsecured Debt	—	2,620
Equity	22,166	26,793
Total acquisitions by portfolio composition	$2,322,287	$1,087,813

Investments sold	$6,209	$—
Partial repayments (2)	451,905	199,678
Full repayments	661,811	619,173
Revolver paydowns	1,678	3,299
Total dispositions	$1,121,603	$822,150

Dispositions by portfolio composition
First Lien Debt	$707,263	$442,383
1.5 Lien Debt	18,164	—
Second Lien Debt	337,356	327,393
Third Lien Debt	3,950	—
Subordinated Structured Notes	27,304	—
Unsecured Debt	—	53,738
Equity	27,566	(1,364)
Total dispositions by portfolio composition	$1,121,603	$822,150

Weighted average interest rates for new investments by portfolio composition at the end of the respective period(3)
First Lien Debt	8.87%	9.27%
Second Lien Debt	10.37%	8.66%
(1)Includes follow-on investments in existing portfolio companies and refinancings, if any.
(2)Includes partial prepayments of principal, scheduled amortization payments, and refinancings, if any.

(3)Weighted average interest rates for new investments by portfolio composition is calculated with the current rate at the end of the period. In addition, Revolving Line of Credit and Delayed Draw Term Loans are excluded from the calculation.
Investment Valuation
Investments for which market quotations are readily available must be valued at such market quotations. In order to validate market quotations, management and the independent valuation firm look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. In determining the range of values for debt instruments where market quotations are not available, except CLOs and debt investments in controlling portfolio companies, management and the independent valuation firm estimated corporate and security credit ratings and identified corresponding yields to maturity for each loan from relevant market data. A discounted cash flow technique was then applied using the appropriate yield to maturity as the discount rate, to determine a range of values. In determining the range of values for debt investments of controlled companies and equity investments, the enterprise value was determined by applying a market approach such as using earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples, net income and/or book value multiples for similar guideline public companies and/or similar recent investment transactions and/or an income approach, such as the discounted cash flow technique. The enterprise value technique may also be used to value debt investments which are credit impaired. For stressed debt and equity investments, asset recovery analysis was used.
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $7,602,510.
Our portfolio companies are generally lower middle-market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.
Impact of the coronavirus (the “COVID-19”) pandemic
As of June 30, 2022, there remains to be global uncertainty surrounding the COVID-19 pandemic, which has caused severe disruptions in the global economy and has negatively impacted the fair value and performance of certain investments since the pandemic began. For the year ended June 30, 2022, the aggregate increases in fair value and net unrealized depreciation on investments were driven by the expansion of comparable company trading multiples and/or tightened credit spreads as the level of market volatility generated by the COVID-19 pandemic declined over the twelve month period. For certain investments in our portfolio, the valuations continue to reflect factors such as specific industry concerns, uncertainty about the duration of business shutdowns and near-term liquidity needs.

Control Company Investments
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the year ended June 30, 2022.
CP Energy Services, Inc.

Prospect owns 100% of the equity of CP Holdings, a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy, and the remaining equity is owned by CP Energy management. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries.

In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”) a portfolio company of Prospect with $26,648 in first lien term loans (the “Spartan Term Loans”) due to us as of June 30, 2022. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loans.

The fair value of our investment in CP Energy increased to $112,701 as of June 30, 2022, which is a discount of $142,303 from its amortized cost, compared to a fair value of $71,487 as of June 30, 2021, representing a discount of $161,248 to its amortized cost. The decrease in discount to amortized cost resulted from improved performance and increased activity in the oil and gas industry.

Echelon Transportation, LLC

Prospect owns 100% of the equity of Echelon, a consolidated holding company. Echelon owns 60.7% of the equity of AerLift. Echelon is an aircraft leasing company.
The fair value of our investment in Echelon decreased to $65,766 as of June 30, 2022, representing a discount of $43,024 to its amortized cost basis, compared to a fair value of $84,240 as of June 30, 2021, representing a discount of $13,904 to its amortized cost basis. The increase in discount to amortized cost resulted from lower aircraft residual values.

First Tower Finance Company LLC

Prospect owns 100% of the equity of First Tower Delaware, a consolidated holding company. First Tower Delaware owns 80.03% of First Tower Finance. First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.

The fair value of our investment in First Tower increased to $607,283 as of June 30, 2022, representing a premium of $219,912 to its amortized cost basis compared to a fair value of $592,356 as of June 30, 2021, a premium of $236,502 to its amortized cost. The decrease in premium to amortized cost resulted from a decline in financial performance.

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

The fair value of our investment in InterDent decreased to $406,194 as of June 30, 2022, a premium of $87,628 to its amortized cost basis compared to a fair value of $412,339 as of June 30, 2021, a premium of $129,650 to its amortized cost. The decrease in premium to amortized cost was driven by a decline in financial performance.

National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties, self-storage, and student housing properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly owned subsidiaries, NPRC invests in online consumer loans and RSSNs. As of June 30, 2022, we own 100% of the fully-diluted common equity of NPRC.

During the year ended June 30, 2022, we received partial repayments of $301,382 of our loans previously outstanding with NPRC, and provided $395,247 of debt financing and $15,620 of equity financing to NPRC for the acquisition of real estate properties, to fund capital expenditures for existing real estate properties, to provide working capital, to fund purchases of rated secured structured notes, and to support the purchase of high yield corporate debt.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 36 to 84 months. As of June 30, 2022, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 464 individual loans, residual interest in three securitizations, and one high yield corporate bond, and had an aggregate fair value of $31,773. The average outstanding individual loan balance is approximately $3 and the loans mature on dates ranging from July 1, 2022 to April 19, 2025 with a weighted-average outstanding term of 13     months as of June 30, 2022. Fixed interest rates range from 6.0% to 36.0% with a weighted-average current interest rate of 19.6%. As of June 30, 2022, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $29,080.
As of June 30, 2022, based on outstanding principal balance, 26.7% of the online consumer loan portfolio held by certain of NPRC’s wholly-owned subsidiaries was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 39.9% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 33.4% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$386	$384	8.0% - 20.5%	12.3%
Prime	577	545	6.0% - 25.0%	18.5%
Near Prime	483	477	19.5% - 36.0%	26.8%
*Weighted by outstanding principal balance of the online consumer loans.

The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of June 30, 2022, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 78 investments with a fair value of $380,580 and face value of $398,440. The average outstanding note is approximately $5,108 with an expected maturity date ranging from April 2026 to October 2032 and weighted-average expected maturity of 6 years as of June 30, 2022. Coupons range from three-month LIBOR (“3ML”) plus 5.31% to 9.23% with a weighted-average coupon of 3ML + 6.94%. As of June 30, 2022, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $186,800.

As of June 30, 2022, based on outstanding notional balance, 14% of the portfolio was invested in Single - B rated tranches and 86% of the portfolio in BB rated tranches.

As of June 30, 2022, our investment in NPRC and its wholly-owned subsidiaries had an amortized cost of $863,196 and a fair value of $1,615,737, including our investment in online consumer lending and rated secured structured notes as discussed above. The fair value of $1,399,857 related to NPRC’s real estate portfolio was comprised of forty-seven multi-family properties, eight student housing properties, four senior living properties, and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of June 30, 2022:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	13,496
3	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
4	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
5	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	15,080

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
6	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,245
7	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	29,083
8	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	16,549
9	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	16,781
10	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	23,988
11	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	18,672
12	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,382
13	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	25,377
14	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	42,576
15	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,554
16	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,682
17	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,020
18	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	31,708
19	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	50,499
20	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
21	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	14,679
22	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
23	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	90,768
24	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	15,784
25	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	54,548
26	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,914
27	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
28	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
29	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	58,393
30	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,374
31	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
32	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
33	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
34	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
35	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
36	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,793
37	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,545
38	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
39	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	27,590
40	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
41	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
42	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
43	NPRC Grayson LLC	Grayson, GA	12/14/2020	47,860	40,500
44	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
45	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
46	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000
47	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
48	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	38,175
49	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	16,950
50	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	31,050

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
51	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	33,825
52	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	99,760
53	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	73,000
54	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
55	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	33,830
56	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	28,350
57	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	22,500
58	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
59	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
60	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
61	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
62	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
				$2,631,326	$2,185,907
The fair value of our investment in NPRC increased to $1,615,737 as of June 30, 2022, a premium of $752,541 from its amortized cost basis compared to a fair value of $1,189,755 as of June 30, 2021, representing a premium of $436,044. The increase in premium is primarily driven by compression of capitalization rates and, increase in market interest rates, and to a lesser extent, growth in net operating income in our real estate portfolio.
NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 90.42% and 94.82% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of June 30, 2022 and June 30, 2021, respectively, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.

The fair value of our investment in NMMB increased to $109,943 as of June 30, 2022, representing a premium of $80,220 to its amortized cost basis, compared to a fair value of $46,888 as of June 30, 2021, representing a premium of $29,145 to its amortized cost basis. The increase to the premium was driven by strong financial performance.

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

The fair value of our investment in Pacific World decreased to $59,179 as of June 30, 2022, representing a discount of $201,217 to its amortized cost basis, compared to a fair value of $71,097 as of June 30, 2021, representing discount of $178,148 to its amortized cost. The increase in discount to amortized cost resulted from a decline in financial performance.

USES Corp.
Prospect owns 99.96% of the equity of USES Corp. as of June 30, 2022 and June 30, 2021. USES provides industrial, environmental, and maritime services in the Gulf States region.

The fair value of our investment in USES decreased to $22,395 as of June 30, 2022, a discount of $45,823 from its amortized cost basis, compared to a fair value of $33,815 as of June 30, 2021, representing a discount of $34,404 to it amortized cost. The increase in discount to amortized cost resulted from a decline in financial performance.

Our controlled investments, including those discussed above, are valued at $705,411 above their amortized cost as of June 30, 2022.

Affiliate and Non-Control Company Investments
We hold four affiliate investments at June 30, 2022 (PGX Holdings, Inc. (“Progrexion”), Nixon, Inc., RGIS Services, LLC (“RGIS”), and Targus Cayman HoldCo Limited (“Targus”)) with a total fair value of $393,264, a premium of $151,163 from their combined amortized cost compared to a fair value of $356,734 as of June 30, 2021, representing a $153,791 premium to its amortized cost. The decrease in premium is primarily driven by our investment in Progrexion, which is valued at a premium of $114,940 at June 30, 2022 compared to a premium of $126,933 as of June 30, 2021. The decrease in Progrexion’s premium to amortized cost resulted from a decline in financial performance.
With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. However, as of June 30, 2022, three of our non-control/non-affiliate investments, Engine Group, Inc. (“Engine”), United Sporting Companies, Inc. (“USC”), and Curo Group Holdings Corp. (“Curo”) are valued at discounts to amortized cost of $27,142 and $97,623, and $16,479, respectively. As of June 30, 2022, our CLO investment portfolio is valued at a $286,278 discount to amortized cost. Excluding Engine, USC, Curo and the CLO investment portfolio, the fair value of our non-control/non-affiliate investments at June 30, 2022 are valued at $23,373 below their amortized cost and did not experience significant changes in operating performance or value.
Our largest non-control/non-affiliate investment is PeopleConnect Holdings, LLC (“PeopleConnect”), which has a fair value equal to its amortized cost basis of $233,204 and represents approximately 5.7% of our Net Asset Value as of June 30, 2022. PeopleConnect is an online information commerce company.

Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of June 30, 2022 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in April 2017 (with a follow-on issuance in May 2018) and March 2019; Public Notes which we issued in March 2013, October 2018, January 2021, May 2021, and September 2021; and Prospect Capital InterNotes® which we issue from time to time. As of June 30, 2022, our equity capital is comprised of common and preferred equity.
The following table shows our outstanding debt as of June 30, 2022:

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility	$839,464	$10,801	$839,464	$839,464	1ML+2.05%

2022 Notes	60,501	18	60,483	60,753	5.63%
2025 Notes	156,168	2,459	153,709	158,094	6.63%
Convertible Notes	216,669		214,192	218,847

2023 Notes	284,219	600	283,619	286,101	6.07%
6.375% 2024 Notes	81,240	299	80,941	82,084	6.57%
2026 Notes	400,000	7,134	392,866	355,316	3.98%
3.364% 2026 Notes	300,000	6,026	293,974	254,931	3.60%
3.437% 2028 Notes	300,000	8,222	291,778	229,866	3.64%
Public Notes	1,365,459		1,343,178	1,208,298

Prospect Capital InterNotes®	347,564	7,122	340,442	285,822	5.71%
Total	$2,769,156		$2,737,276	$2,552,431

The following table shows our outstanding debt as of June 30, 2021:

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility	$356,937	$11,141	$356,937	$356,937	1ML+2.05%

2022 Notes	111,055	825	110,230	113,799	5.69%
2025 Notes	156,168	3,298	152,870	171,590	6.63%
Convertible Notes	267,223		263,100	285,389

2023 Notes	284,219	1,397	282,822	302,616	6.07%
6.375% 2024 Notes	81,389	467	80,922	88,996	6.57%
2026 Notes	400,000	8,768	391,232	413,032	3.94%
3.364% 2026 Notes	300,000	7,279	292,721	300,693	3.57%
2029 Notes	69,170	2,150	67,020	71,336	7.38%
Public Notes	1,134,778		1,114,717	1,176,673

Prospect Capital InterNotes®	508,711	10,496	498,215	591,013	6.17%
Total	$2,267,649		$2,232,969	$2,410,012

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2022:

	Payments Due by Fiscal Year
	Total	2023	2024	2025	2026	2027	Thereafter
Revolving Credit Facility	$839,464	$—	$—	$—	$839,464	$—	$—
Convertible Notes	216,669	60,501	—	156,168	—	—	—
Public Notes	1,365,459	284,219	81,240	—	400,000	300,000	300,000
Prospect Capital InterNotes®	347,564	—	662	1,499	30,293	75,176	239,934
Total Contractual Obligations	$2,769,156	$344,720	$81,902	$157,667	$1,269,757	$375,176	$539,934

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

Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, on April 28, 2021, we amended and closed an expanded five year revolving credit facility (the “2021 Facility” or the “Revolving Credit Facility”). The lenders have extended commitments of $1,500,000 as of June 30, 2022. The 2021 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The Revolving Credit Facility matures on April 27, 2026. It includes a revolving period that extends through April 27, 2025, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due, if required by the lenders.

As of June 30, 2022 and June 30, 2021, we had $660,536 and $640,853, respectively, available to us for borrowing under the Revolving Credit Facility, net of $839,464 and $356,937 outstanding borrowings as of the respective balance sheet dates. Refer to Note 4. Revolving Credit Facility within our consolidated financial statements for additional details.
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
As of June 30, 2022 and June 30, 2021, the outstanding principal amount of the 2022 Notes were $60,501 and $111,055, respectively.
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
As of June 30, 2022 and June 30, 2021, the outstanding aggregate principal amount of the 2025 Notes were $156,168 and $156,168, respectively. Refer to Note 5. Convertible Notes within our consolidated financial statements for additional details.
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
As of June 30, 2022 and June 30, 2021, the outstanding aggregate principal amount of the 2023 Notes were 284,219 and $284,219, respectively.

On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bore interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market (“ATM”) program with FBR Capital Markets & Co. through which we could sell, by means of ATM offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes (“Initial 2024 Notes ATM”). Following the Initial 2024 Notes ATM, the aggregate principal amount of the 2024 Notes issued was $199,281 for net proceeds of $193,253, after commissions and offering costs. On July 2, 2018, we entered into a second ATM program with B. Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of the 2024 Notes (“Second 2024 Notes ATM”). Prior to our February 2021 full redemption, the 2024 Notes were listed on the New York Stock Exchange (“NYSE”) and traded thereon under the ticker “PBB”.
Following our redemption during the year ended June 30, 2021, none of the 2028 Notes remained outstanding.
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
As of June 30, 2022 and June 30, 2021, the outstanding aggregate principal amount of the 6.375% 2024 Notes were $81,240 and $81,389, respectively.
On December 5, 2018, we issued $50,000 aggregate principal amount of unsecured notes that mature on June 15, 2029 (the “2029 Notes”). The 2029 Notes bear interest at a rate of 6.875% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning March 15, 2019. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts and offering costs, were $48,057. On February 9, 2019, we entered into an ATM program with B. Riley FBR, Inc., BB&T Capital Markets, and Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2029 Notes (“2029 Notes ATM” or “2029 Notes Follow-on Program”). Prior to our December 2021 full redemption, the 2029 Notes were listed on the NYSE and traded thereon under the ticker “PBC.”
As of June 30, 2021, the outstanding aggregate principal amount of the 2029 Notes was $69,170. Following our redemption during the year ended June 30, 2022, none of the 2029 Notes remained outstanding.
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
As of both June 30, 2022 and June 30, 2021, the outstanding aggregate principal amount of the 2026 Notes was $400,000.
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
As of both June 30, 2022 and June 30, 2021, the outstanding aggregate principal amount of the 3.364% 2026 Notes was $300,000.
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

As of June 30, 2022, the outstanding aggregate principal amount of the 3.437% 2028 Notes is $300,000.
The 2023 Notes, the 6.375% 2024 Notes, 2026 Notes, the 3.364% 2026 Notes, and the 3.437% 2028 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Refer to Note 6. Public Notes within our consolidated financial statements for additional details.
Prospect Capital InterNotes®
On February 13, 2020, we entered into a new selling agent agreement with InspereX LLC (formerly known as “Incapital LLC”)(the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with previously authorized selling agent agreements, the “InterNotes® Offerings”). Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement.
We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of June 30, 2022 and June 30, 2021, $347,564 and $508,711 aggregate principal amount of Prospect Capital InterNotes® were outstanding, respectively. Refer to Note 7. Prospect Capital InterNotes® within our consolidated financial statements for additional details.

Net Asset Value Applicable to Common Stockholders
During the year ended June 30, 2022, our net asset value applicable to common shares increased by $310,646, or $0.67 per common share. The increase was primarily attributable to an increase in net realized and net change in unrealized gains of $238,684, or $0.61 per basic weighted average common share. During the year ended June 30, 2022, net investment income of $343,900, or $0.88 per basic weighted average common share, also exceeded distributions to common and preferred stockholders of $307,329 (including distributions classified as return of capital distributions to common stockholders), or $0.78 per basic weighted average common share, resulting in a net increase of $0.10 per basic weighted average common share. The increase was partially offset by $0.05 of dilution per common share related to common stock issuances through our dividend reinvestment program for the year ended June 30, 2022. The following table shows the calculation of net asset value per common share as of June 30, 2022 and June 30, 2021:

	June 30, 2022	June 30, 2021
Net assets	$4,119,123	$3,945,517
Preferred Stock	—	(137,040)
Net assets applicable to common stockholders	$4,119,123	$3,808,477
Shares of common stock issued and outstanding	393,164,437	388,419,573
Net asset value per common share	$10.48	$9.81

Results of Operations
For information regarding results of operations for the year ended June 30, 2020, see the Company's Form 10-K for the fiscal year ended June 30, 2021.

Operating results for the years ended June 30, 2022 and 2021 were as follows:

	Years ended June 30,
	2022	2021
Investment Income	$710,904	$631,967
Operating Expenses	367,004	346,230
Net Investment Income	343,900	285,737
Net Realized Gains (Losses) from Investments	(13,184)	7,537
Net Change in Unrealized Gains (Losses) from Investments	262,025	694,044
Net Realized Losses on Extinguishment of Debt	(10,157)	(23,511)
Net Increase (Decrease) in Net Assets Resulting from Operations	$582,584	$963,807
Preferred Stock Dividend	(25,935)	(1,711)
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Shareholders	$556,649	$962,096
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
The following table describes the various components of investment income and the related levels of debt investments:

	Year Ended June 30,
	2022	2021
Interest income	$584,685	$554,263
Dividend income	15,025	5,101
Other income	111,194	72,603
Total investment income	$710,904	$631,967

Average debt principal of performing interest bearing investments(1)	$6,208,978	$5,460,354
Weighted average interest rate earned on performing interest bearing investments(1)	9.42%	10.15%
Average debt principal of all interest bearing investments(2)	$6,497,381	$5,799,945
Weighted average interest rate earned on all interest bearing investments(2)	9.00%	9.56%
    (1) Excludes equity investments and non-accrual loans.
    (2) Excludes equity investments.

The average interest earned on interest bearing performing assets decreased from 10.15% for the year ended June 30, 2021 to 9.42% for the year ended June 30, 2022. The average interest earned on all interest bearing assets decreased from 9.56% for the year ended June 30, 2021 to 9.00% for the year ended June 30, 2022. The decrease is primarily due to decreases in interest income as a result of reduced returns from our structured credit investments, declining from $111,628 to $77,496, for the years ended June 30, 2021 and 2022, respectively. The decrease is offset by an increase in interest income from an increase in LIBOR/SOFR above our floors amongst our interest-bearing investments, increasing from $442,635 to $507,189, for the years ended June 30, 2021 and 2022, respectively.

Investment income is also generated from dividends and other income which is less predictable than interest income. The following table describes dividend income earned for the years ended June 30, 2022 and June 30, 2021, respectively:

	Year Ended June 30,
	2022	2021
Dividend income
NMMB, Inc.	$8,383	$—
Valley Electric Company, Inc.	3,150	2,261
Nationwide Loan Company LLC	2,650	2,381
R-V Industries, Inc.	441
Other, net	401	459
Total dividend income	$15,025	$5,101

Other income is comprised of structuring fees, advisory fees, amendment fees, royalty interests, settlement of net profits interests, settlement of residual profits interests, administrative agent fees and other miscellaneous and sundry cash receipts. The following table describes other income earned for the years ended June 30, 2022 and June 30, 2021, respectively:

	Year Ended June 30,
	2022	2021
Structuring, advisory and amendment fees
First Tower Finance Company LLC	$7,898	$21,081
PGX Holdings, Inc.	3,779	—
National Property REIT Corp.	3,648	3,176
Magnate Worldwide, LLC	3,516	—
PeopleConnect Intermediate, LLC	2,495	—
Broder	2,239	—
DRI Holding Inc.	2,488	—
BCPE Osprey Buyer, Inc.	1,812	—
Belnick, LLC	1,850	—
Global Tel*Link Corporation	1,500	—
DTI Holdco, Inc.	1,500	—
BCPE North Star US Holdco 2, Inc.	1,463	—
SEOTownCenter, Inc.	1,040	—
USG Intermediate, LLC	1,034	—
Ahead Data Blue, LLC	—	1,725
Interventional Management Services, LLC	—	1,510
Eze Castle Integration, Inc.	—	1,250
Enseo Acquisition, Inc.	—	1,200
Other, net	7,421	4,733
Total structuring, advisory and amendment fees	$43,683	$34,675
Royalty and net revenue interests
National Property REIT Corp.	$66,124	$36,748
Other, net	695	669
Total royalty and net revenue interests	66,819	37,417
Administrative agent fees
Other, net	$692	$511
Total administrative agent fees	692	511
Total other income	$111,194	$72,603

The $38,591 increase in other income is a direct result of increased origination and amendment activity during the fiscal year ended June 30, 2022 compared to the prior year, as well as a $29,376 increase in net revenue interests from NPRC, primarily driven by the sale of real estate assets.
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

The following table describes the various components of our operating expenses:

	Years ended June 30,
	2022	2021
Base management fee	$140,370	$114,622
Income incentive fee	79,491	71,227
Interest and credit facility expenses	117,416	130,618
Allocation of overhead from Prospect Administration	13,797	14,262
Audit, compliance and tax related fees	3,107	3,861
Directors’ fees	491	450
Other general and administrative expenses	12,332	11,190
Total Operating Expenses	$367,004	$346,230
Total gross and net base management fee was $140,370 and $114,622 for the years ended June 30, 2022 and 2021, respectively. The increase in total gross base management fee is directly related to an increase in average total assets.
For the years ended June 30, 2022 and 2021, we incurred $79,491 and $71,227 of income incentive fees, respectively. This increase was driven by a corresponding increase in pre-incentive fee net investment income (net of preferred stock dividends) to $397,456 from $354,779 for the years ended June 30, 2022, and 2021, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement. Income incentive fee for the years ended June 30, 2022 and June 30, 2021 includes a $264 adjustment for fees earned in prior periods that were neither expensed nor paid to the Investment Adviser.
During the years ended June 30, 2022 and 2021, we incurred $117,416 and $130,618, respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years.

	Year Ended June 30,
	2022	2021
Interest on borrowings	$101,803	$115,336
Amortization of deferred financing costs	8,024	7,251
Accretion of discount on unsecured debt	2,815	1,264
Facility commitment fees	4,774	6,767
Total interest and credit facility expenses	$117,416	$130,618

Average principal debt outstanding	$2,554,571	$2,336,208
Annualized weighted average stated interest rate on borrowings(1)	3.99%	4.94%
Annualized weighted average interest rate on borrowings(2)	4.60%	5.59%
(1)Includes only the stated interest expense.
(2)Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.
Interest expense decreased from $130,618 year ended June 30, 2021 to $117,416 for the year ended June 30, 2022. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) decreased from 4.94% for the year ended June 30, 2021 to 3.99% for the year ended June 30, 2022. This decrease is primarily due to redemptions of our Prospect Capital InterNotes® with a weighted average interest rate of 5.45%, increased utilization of our Revolving Credit Facility, and repurchases of our Convertible Notes, June 2024 Baby Bond, June 2028 Baby Bond and June 2029 Baby Bond. In addition to Prospect Capital InterNotes®, the 2026 Notes and 3.364% 2026 Notes, and the 2028 Bond were issued at lower rates.
The allocation of net overhead expense from Prospect Administration was $13,797 and $14,262 for the years ended June 30, 2022 and 2021, respectively. Prospect Administration received estimated payments of $6,381 and $1,572 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal services during the years ended June 30, 2022 and 2021, respectively. In addition, we were given a credit in the amount of $3,522 for legal expenses incurred on behalf of our portfolio companies that were remitted to Prospect Administration during the year ended June 30, 2021. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $15,930 and $15,501 for the years ended June 30, 2022 and 2021, respectively. The increase was primarily attributable to a increase in legal fees offset by a decrease in general and administrative expenses.
Net Realized Gains (Losses)
The following table details net realized gains (losses) from investments for the years ended June 30, 2022 and June 30, 2021:

	Years Ended June 30,
Portfolio Company	2022	2021
NMMB, Inc.	$3,946	$—
Edmentum Ultimate Holdings, LLC	176	4,469
Spartan Energy Services, LLC - Term Loan B	—	2,832
K&N Parent, Inc.	(79)	—
Dunn Paper, Inc.	(385)	—
Brookside Mill CLO	(7,683)	—
Sudburry Mill CLO, Ltd.	(8,582)	—
Other, net	(577)	236
Net realized (losses) gains	$(13,184)	$7,537
Net Realized Losses from Extinguishment of Debt
During the years ended June 30, 2022 and June 30, 2021, we recorded a net realized loss from the extinguishment of debt of $10,157 and $23,511, respectively. Refer to Capitalization for additional discussion.
Change in Unrealized Gains (Losses)
The following table details net change in unrealized gains (losses) for our portfolio for the for the years ended June 30, 2022 and June 30, 2021:

	Years ended June 30,
	2022	2021
Control investments	$268,126	$464,719
Affiliate investments	(2,629)	129,738
Non-control/non-affiliate investments	(3,472)	99,587
Net change in unrealized gains (losses)	$262,025	$694,044

The following table reflects net change in unrealized gains (losses) on investments for the year ended June 30, 2022:

Net Change in Unrealized Gains (Losses)
National Property REIT Corp.	$316,497
NMMB, Inc.	51,076
Subordinated Structured Notes	47,792
CP Energy Services Inc.	18,945
Targus Cayman HoldCo Limited	9,802
MITY, Inc.	5,363
Universal Turbine Parts, LLC	4,074
8th Avenue Food & Provisions, Inc.	(4,451)
Dunn Paper, Inc.	(6,461)
Credit Central Loan Company, LLC	(9,392)
USES Corp.	(11,420)
PGX Holdings, Inc.	(11,995)
First Tower Finance Company LLC	(16,589)
Other, net	(17,863)
Curo Group Holdings Corp.	(19,142)
Pacific World Corporation	(23,069)
Echelon Transportation, LLC	(29,120)
InterDent, Inc.	(42,022)
Net change in unrealized gains	$262,025

The following table reflects net change in unrealized gains (losses) on investments for year ended June 30, 2021:

Net Change in Unrealized Gains (Losses)
National Property REIT Corp.	$168,730
InterDent, Inc.	165,945
PGX Holdings, Inc.	126,754
First Tower Finance Company LLC	86,252
Subordinated Structured Notes	46,052
Other, net	30,595
Valley Electric Company, Inc.	19,338
USES Corp.	14,490
NMMB, Inc.	13,372
R-V Industries, Inc.	11,128
Nationwide Loan Company LLC	10,198
Pacific World Corporation	8,648
Securus Technologies Holdings, Inc.	7,973
Engine Group, Inc.	5,448
ACE Cash Express, Inc.	5,080
Targus Cayman HoldCo Limited	4,997
RGIS Services, LLC	4,528
Edmentum Ultimate Holdings, LLC	(5,471)
CP Energy Services Inc.	(8,408)
MITY, Inc.	(10,283)
Echelon Transportation, LLC	(11,322)
Net change in unrealized gains	$694,044

Financial Condition, Liquidity and Capital Resources
For the years ended June 30, 2022 and 2021, our operating activities used $795,339 and provided $31,019 of cash, respectively. The change in our operating activities is primarily driven by a $1,235,868 increase in net originations and a $432,019 decrease in unrealized gains for the year ended June 30, 2022, compared to the year ended June 30, 2021. Financing activities provided $767,093 and used $11,970 of cash during the years ended June 30, 2022 and June 30, 2021, respectively, which included dividend payments of $270,295 and $195,574, respectively. The change in our financing activities is primarily driven by an increase in net originations which has been financed primarily through borrowings under our revolving credit facility and proceeds from issuance of preferred stock for the year ended June 30, 2022.
Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to our stockholders.
Our primary sources of funds have historically been issuances of debt and equity. We have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the year ended June 30, 2022, we borrowed $2,151,121 and we made repayments totaling $1,668,594 under the Revolving Credit Facility. As of June 30, 2022, our outstanding balance on the Revolving Credit Facility was $839,464. As of June 30, 2022, we had, net of unamortized discount and debt issuance costs, $214,192 outstanding on the Convertible Notes, $1,343,178 outstanding on the Public Notes, and $340,442 outstanding on the Prospect Capital InterNotes® (See “Capitalization” above).
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of June 30, 2022 and June 30, 2021, we had $43,934 and $67,385, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of June 30, 2022 and June 30, 2021.
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
Preferred Stock
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”), amended on June 9, 2022, pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and dealer manager for the Company’s offering of up to 60,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock will initially be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), 5.50% the Series M1 Preferred Stock (“Series M1 Preferred Stock”), and the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”). In connection with such offering, on August 3, 2020 and on June 9, 2022, we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland (“SDAT”), reclassifying and designating 120,000,000 and 60,000,000 shares, respectively, of the Company’s authorized and unissued shares of common stock into shares of preferred stock as “Convertible Preferred Stock.” On October 30, 2020, and amended on February 18, 2022, we entered into a Dealer Manager Agreement with InspereX LLC, pursuant to which InspereX LLC has agreed to serve as the Company’s agent and dealer manager for the Company’s offering of up to 10,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock will initially be issued in multiple series, including the 5.50% Series AA1 Preferred Stock (the “Series AA1 Preferred Stock”) and the 5.50% Series MM1 Preferred Stock (the “Series MM1 Preferred Stock” and together with the Series M1 Preferred Stock and the Series M2 Preferred Stock, the “Series M Preferred Stock”). In connection with such offering, on October 30, 2020 and February 17, 2022, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 40,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as Convertible Preferred Stock. On May 19, 2021, we entered into an Underwriting Agreement with UBS Securities LLC, relating to the offer and sale of 187,000 shares, par value $0.001 per share, of 5.50% Series A2 Preferred Stock, with a liquidation preference of $25.00 per share (the “Series A2 Preferred Stock”, and together with the Series A1 Preferred Stock, Series M1 Preferred Stock, Series M2 Preferred Stock, Series AA1 Preferred Stock, and Series MM1 Preferred Stock, the “5.50% Preferred Stock”). The issuance of the Series A2 Preferred Stock settled on May 26, 2021. In connection with such offering, on May 19, 2021, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 1,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as Convertible Preferred Stock.

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
At any time prior to the listing of the 5.50% Preferred Stock on a national securities exchange, shares of the 5.50% Preferred Stock are convertible, at the option of the holder of the 5.50% Preferred Stock (the “Holder Optional Conversion”). We will settle any Holder Optional Conversion by paying or delivering, as the case may be, (A) any portion of the Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the Settlement Amount, minus (b) any portion of the Settlement Amount that we elect to pay in cash, divided by (2) the arithmetic average of the daily volume weighted average price of shares of our common stock over each of the five consecutive trading days ending on the Holder Conversion Exercise Date (such arithmetic average, the “5-day VWAP”). For the Series A1 Preferred Stock, the Series AA1 Preferred Stock, and the Series A2 Preferred Stock, “Settlement Amount” means (A) $25.00 per share (the “Stated Value”), plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the applicable 5.50% Holder Optional Conversion Fee for the respective Holder Conversion Deadline. For the Series M Preferred Stock, “Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the applicable Series M Clawback, if any, “Series M Clawback”, if applicable, means an amount equal to the aggregate amount of all dividends, whether paid or accrued, on such share of Series M Stock in the three full months prior to the Holder Conversion Exercise Date. Subject to certain limited exceptions, we will not pay any portion of the Settlement Amount in cash (other than cash in lieu of fractional shares of our common stock) until the five year anniversary of the date on which a share of 5.50% Preferred Stock has been issued. Beginning on the five year anniversary of the date on which a share of 5.50% Preferred Stock is issued, we may elect to settle all or a portion of any Holder Optional Conversion in cash without limitation or restriction. The right of holders to convert a share of 5.50% Preferred Stock will terminate upon the listing of such share on a national securities exchange.
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

On July 12, 2021, we entered into an underwriting agreement by and among us, Prospect Capital Management, L.P., Prospect Administration LLC, and Morgan Stanley & Co. LLC, RBC Capital Markets, LLC and UBS Securities LLC, as representatives of the underwriters, relating to the offer and sale of 6,000,000 shares, or $150,000 in aggregate liquidation preference, of our 5.35% Series A Fixed Rate Cumulative Perpetual Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock” or “5.35% Preferred Stock”), at a public offering price of $25.00 per share. Pursuant to the Underwriting Agreement, we also granted the underwriters a 30-day option to purchase up to an additional 900,000 shares of Series A Preferred Stock solely to cover over-allotments. The offer settled on July 19, 2021, and no additional shares of Series A Preferred Stock were issued pursuant to the option. In connection with such offering, on July 15, 2021, we filed Articles Supplementary with SDAT, reclassifying and designating 6,900,000 shares of the Company’s authorized and unissued shares of Common Stock into shares of Series A Preferred Stock.
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
Except to the extent that we have elected to exercise our optional redemption right or our special optional redemption right by providing notice of redemption prior to the Change of Control Conversion Date (as defined below), upon the occurrence of a Change of Control Triggering Event, each holder of Series A Preferred Stock will have the right to convert some or all of the Series A Preferred Stock held by such holder on the Change of Control Conversion Date into a number of our shares of common stock per Series A Preferred Stock to be converted equal to the lesser of:
•the quotient obtained by dividing (i) the sum of the Liquidation Preference per share plus an amount equal to all unpaid dividends thereon (whether or not earned or declared, but excluding interest thereon) accumulated up to, but excluding, the Change of Control Conversion Date (unless the Change of Control Conversion Date is after a Record Date for a Series A Preferred Stock dividend payment and prior to the corresponding Series A Preferred Stock dividend payment date, in which case no additional amount for such accrued and unpaid dividends will be included in this sum) by (ii) the Common Stock Price (as defined below); and
•6.03865, subject to certain adjustment,
subject, in each case, to provisions for the receipt of alternative consideration upon conversion as described in the applicable prospectus supplement.
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
The “Common Stock Price” will be (i) if the consideration to be received in the Change of Control Triggering Event by the holders of our common stock is solely cash, the amount of cash consideration per share of our common stock or (ii) if the consideration to be received in the Change of Control Triggering Event by holders of our common stock is other than solely cash (x) the average of the closing sale prices per share of our common stock (or, if no closing sale price is reported, the average of the closing bid and ask prices or, if more than one in either case, the average of the average closing bid and the average closing ask prices) for the ten consecutive trading days immediately preceding, but not including, the effective date of the Change of Control Triggering Event as reported on the principal U.S. securities exchange on which our common stock is then traded, or (y) the average of the last quoted bid prices for our common stock in the over-the-counter market as reported by OTC Markets Group, Inc. or similar organization for the ten consecutive trading days immediately preceding, but not including, the effective date of the Change of Control Triggering Event, if our common stock is not then listed for trading on a U.S. securities exchange.
“Controlled Subsidiary” means any of our subsidiaries, 50% or more of the outstanding equity interests of which are owned by us and our direct or indirect subsidiaries and of which we possess, directly or indirectly, the power to direct or cause the direction of the management or policies, whether through the ownership of voting equity interests, by agreement or otherwise.
“Excluded Transaction” means (i) any transaction that does not result in any reclassification, conversion, exchange or cancellation of all or substantially all of the outstanding shares of our Voting Stock; (ii) any changes resulting from a subdivision or combination or a change solely in par value; (iii) any transaction where the shares of our Voting Stock outstanding immediately prior to such transaction constitute, or are converted into or exchanged for, a majority of the Voting Stock of the surviving “person” (as the term is used in Section 13(d)(3) of the Exchange Act) or any direct or indirect parent company of the surviving “person” (as that term is used in Section 13(d)(3) of the Exchange Act) immediately after giving effect to such transaction; (iv) any transaction if (A) we become a direct or indirect wholly-owned subsidiary of a holding company and (B)(1) the direct or indirect holders of the Voting Stock of such holding company immediately following that transaction are substantially the same as the holders of our Voting Stock immediately prior to that transaction or (2) immediately following that transaction no “person” (as that term is used in Section 13(d)(3) of the Exchange Act) is the beneficial owner, directly or indirectly, of more than 50% of the Voting Stock of such holding company; or (v) any transaction primarily for the purpose of changing our jurisdiction of incorporation or form of organization.
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
For so long as the Series A Preferred Stock is outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, and in accordance with ASC 480, we have presented both our 5.50% Preferred Stock and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of June 30, 2022.
We determined the estimated value as of June 30, 2022 of our 5.50% Preferred Stock, with a $25.00 stated value per share. We engaged a third-party valuation service to assist in our determination based on the calculation resulting from the total equity on our Consolidated Statements of Assets and Liabilities in our Annual Report on Form 10-K for the quarter ended June 30, 2022 (the “Form 10-K”), which was prepared in accordance with U.S. generally accepted accounting principles in the United States of America, adjusted for the fair value of our investments (i.e. from our Consolidated Schedule of Investments) and total liabilities, divided by the number of shares of our Preferred Stock outstanding. Based on this methodology and because the result from the calculation above is greater than the $25.00 per share stated value of our 5.50% Preferred Stock, the estimated value of our 5.50% Preferred Stock as of June 30, 2022 is $25.00 per share.
Common Stock
Our common stockholders’ equity accounts as of June 30, 2022 and June 30, 2021 reflect cumulative shares issued, net of shares previously repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan, in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% Preferred Stock Holder Optional Conversion and Optional Redemptions Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
We did not repurchase any shares of our common stock for the years ended June 30, 2022 and June 30, 2021.
Recent Developments
During the period from July 7, 2022 through August 18, 2022, we issued a total of 8,354,350 shares of our 5.50% Series A1 Preferred Stock and 937,652 shares of our 5.50% Series M1 Preferred Stock, excluding shares issued via the Preferred Stock Dividend Reinvestment Plan, for net proceeds of $210,711.
On July 15, 2022, we repaid the outstanding principal amount of the 2022 Notes, plus interest, at maturity.
On August 29, 2022, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.50% Preferred Stock, from the date of issuance or, if later, from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in October as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
September 2022	9/21/2022	10/3/2022	$0.114583
October 2022	10/19/2022	11/1/2022	$0.114583
November 2022	11/16/2022	12/1/2022	$0.114583

On August 29, 2022, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
August 2022 - October 2022	10/19/2022	11/1/2022	$0.334375
On August 29, 2022, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
September 2022	9/28/2022	10/20/2022	$0.06
October 2022	10/27/2022	11/17/2022	$0.06

Critical Accounting Policies and Estimates
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
For most of our investments, market quotations are not available. With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, due to factors such as volume and frequency of price quotes, our Board of Directors has approved a multi-step valuation process each quarter, as described below.
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
Our non-CLO investments that are classified as Level 3 are valued utilizing a yield technique, enterprise value (“EV”) technique, net asset value technique, asset recovery technique, discounted cash flow technique, or a combination of techniques, as appropriate. The yield technique uses loan spreads for loans and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the EV technique, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market (multiples) valuation approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent merger and acquisitions transactions, and/or a discounted cash flow technique. The net asset value technique, an income approach, is used to derive a value of an underlying investment (such as real estate property) by dividing a relevant earnings stream by an appropriate capitalization rate. For this purpose, we consider capitalization rates for similar properties as may be obtained from guideline public companies and/or relevant transactions. The asset recovery technique is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow technique converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The fair value measurement is based on the net present value indicated by current market expectations about those future amounts.
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
Recent Accounting Pronouncements
For discussion of recent accounting pronouncements, refer to Note 2. Significant Accounting Policies within the accompanying notes to the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and equity price risk. Uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part I, Item 1A. Risk Factors, “Risks Relating to Our Operations as a Business Development Company - The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.”
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

Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a LIBOR floor. Our loans typically have durations of one, three or six months after which they reset to current market interest rates. As of June 30, 2022, 87.8% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility that is based on floating LIBOR rates. Interest on borrowings under the revolving credit facility is one-month LIBOR plus 205 basis points with no minimum LIBOR floor and there is $839,464 outstanding as of June 30, 2022. The Convertible Notes, Public Notes and remaining Prospect Capital InterNotes® bear interest at fixed rates.
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
The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in Subordinated Structured Notes) to our loan portfolio and outstanding debt as of June 30, 2022, assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income(1)
Up 300 basis points	$144,116	$(25,184)	$118,932	$95,146
Up 200 basis points	98,323	(16,789)	81,534	65,227
Up 100 basis points	52,529	(8,395)	44,134	35,307
Down 100 basis points	(21,398)	14,999	(6,399)	(5,119)
Down 200 basis points	(33,645)	14,999	(18,646)	(14,917)
Down 300 basis points	(34,174)	14,999	(19,175)	(15,340)
(1)Includes the impact of income incentive fees. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of June 30, 2022, one, three, and six month LIBOR were 1.79%, 2.29%, 2.94% and respectively. As of June 30, 2022, one and three month SOFR were 1.69% and 2.12% respectively.
We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the year ended June 30, 2022, we did not engage in hedging activities.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Prospect Capital Corporation
New York, New York
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Prospect Capital Corporation and Subsidiaries (the “Company”), including the consolidated schedules of investments, as of June 30, 2022 and 2021, and the related consolidated statements of operations, changes in net assets and temporary equity, and cash flows for each of the three years in the period ended June 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations, changes in its net assets and temporary equity, and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 6, 2022 expressed an adverse opinion thereon.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of June 30, 2022 and 2021 by correspondence with the custodians, brokers and portfolio companies; when replies were not received, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Level 3 Investments

As described in Notes 2 and 3 to the consolidated financial statements, the Company's consolidated investments at fair value were $7,603 million as of June 30, 2022. The Company’s investment portfolio is primarily comprised of privately held equity and debt instruments in portfolio companies, collateralized loan obligations (“CLO”) and real estate properties, substantially all of which have been classified as level 3 investments in the fair value hierarchy. The Company’s determination of fair value for these level 3 investments involves valuation techniques as outlined in Note 2 and requires management to make judgments on the utilization of inputs that are unobservable and significant to the entire fair value measurement. The fair value of investments in equity and debt instruments is determined on a quarterly basis by the Board of Directors based on input from third-party valuation firms, management and the Audit Committee. The third-party valuation firms prepare independent valuations with a range of values for each investment based on their independent assessments.

We identified the valuation of level 3 investments as a critical audit matter. The principal considerations for our determination are the use of valuation approaches, including complex techniques to value these investments and the use of significant unobservable inputs, which are inherently uncertain and subjective, including revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples, discount rates and market yields for portfolio companies, discount rates for CLOs, and capitalization rates for real estate properties. Performing audit procedures to evaluate the reasonableness of management’s assumptions involved a high degree of auditor judgment and specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Testing the operating effectiveness of controls relating to the valuation of level 3 investments, including certain non-control portfolio companies where we relied on controls.
•Utilizing personnel with specialized knowledge and skill in valuation to assist in evaluating the reasonableness of management’s fair value estimates and performing the following procedures for a selection of investments:
◦assessing the appropriateness of valuation approaches, such as the market or income approach for portfolio companies, including discounted cash flow techniques for portfolio companies and CLOs, and net asset value (“NAV”) analysis for real estate properties;
◦evaluating whether significant unobservable inputs used were reasonable including (a) historical or forecasted revenue or EBITDA multiples, discount rates, and market yields for portfolio companies, (b) discount rates for CLOs, and (c) capitalization rates for real estate properties;
◦recalculating the fair value estimates for portfolio companies and real estate properties; and
◦performing independent fair value calculations for CLOs from independently derived assumptions.

/s/ BDO USA, LLP
BDO USA, LLP
We have served as the Company’s auditor since 2005.

New York, New York
September 6, 2022

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	June 30, 2022	June 30, 2021

Assets
Investments at fair value:
Control investments (amortized cost of $2,732,906 and $2,482,431, respectively)	$3,438,317	$2,919,717
Affiliate investments (amortized cost of $242,101 and $202,943, respectively)	393,264	356,734
Non-control/non-affiliate investments (amortized cost of $4,221,824 and $3,372,750, respectively)	3,770,929	2,925,327
Total investments at fair value (amortized cost of $7,196,831 and $6,058,124, respectively)(Note 3)	7,602,510	6,201,778
Cash	35,364	63,610
Receivables for:
Interest, net	12,925	12,575
Other	745	365
Prepaid expenses	1,078	1,072
Due from broker	—	12,551
Deferred financing costs on Revolving Credit Facility (Note 4)	10,801	11,141
Total Assets	7,663,423	6,303,092

Liabilities
Revolving Credit Facility (Notes 4 and 8)	839,464	356,937
Convertible Notes (less unamortized discount and debt issuance costs of $2,477 and $4,123, respectively) (Notes 5 and 8)	214,192	263,100
Public Notes (less unamortized discount and debt issuance costs of $22,281 and $20,061, respectively) (Notes 6 and 8)	1,343,178	1,114,717
Prospect Capital InterNotes® (less unamortized debt issuance costs of $7,122 and $10,496, respectively) (Notes 7 and 8)	340,442	498,215
Due to Prospect Capital Management (Note 13)	58,100	48,612
Interest payable	26,669	27,359
Dividends payable	23,657	23,313
Due to broker	—	14,854
Accrued expenses	3,309	5,151
Due to Prospect Administration (Note 13)	2,281	4,835
Other liabilities	932	482
Total Liabilities	2,852,224	2,357,575
Commitments and Contingencies (Note 3)
Preferred Stock, par value $0.001 per share (227,900,000 shares authorized, with 60,000,000 shares of preferred stock authorized for each of Series A1, Series M1, and Series M2, and 20,000,000 shares of preferred stock authorized for each of Series AA1 and Series MM1, and 1,000,000 shares of preferred stock authorized for Series A2, and 6,900,000 shares of preferred stock authorized for Series A; 20,794,645 Series A1 shares issued and outstanding; 2,626,238 Series M1 shares issued and outstanding; 0 Series M2 shares issued and outstanding; 0 Series AA1 shares issued and outstanding; 0 Series MM1 shares issued and outstanding; 187,000 Series A2 shares issued and outstanding; and 6,000,000 Series A shares issued and outstanding as of June 30, 2022) at carrying value plus cumulative accrued and unpaid dividends (Note 9)	692,076	—
Net Assets	$4,119,123	$3,945,517

Components of Net Assets
Preferred Stock, par value $0.001 per share (141,000,000 shares authorized, with 40,000,000 shares of preferred stock authorized for each of the Series A1, Series M1, and Series M2 and 20,000,000 shares of preferred stock authorized for the Series AA1 and 1,000,000 shares of preferred stock authorized for the Series A2; 5,163,926 Series A1 shares issued and outstanding; 130,666 Series M1 shares issued and outstanding; 0 Series M2 shares issued and outstanding; 0 Series AA1 shares issued and outstanding; and 187,000 Series A2 shares issued and outstanding as of June 30, 2021) (Note 9)	$—	$137,040
Common stock, par value $0.001 per share (1,772,100,000 and 1,859,000,000 common shares authorized; 393,164,437 and 388,419,573 issued and outstanding, respectively) (Note 9)	393	388
Paid-in capital in excess of par (Note 9 and 12)	4,050,370	4,018,659
Total distributable income (loss) (Note 12)	68,360	(210,570)
Net Assets	$4,119,123	$3,945,517
Net Asset Value Per Common Share (Note 16)	$10.48	$9.81
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended June 30,
	2022	2021	2020
Investment Income
Interest income:
Control investments	$225,494	$201,983	$200,948
Affiliate investments	30,349	30,971	12,649
Non-control/non-affiliate investments	251,346	209,681	229,963
Structured credit securities	77,496	111,628	110,816
Total interest income	584,685	554,263	554,376
Dividend income:
Control investments	14,649	4,642	10,335
Affiliate investments	256	378	—
Non-control/non-affiliate investments	120	81	1,109
Total dividend income	15,025	5,101	11,444
Other income:
Control investments	79,782	62,167	47,311
Affiliate investments	4,032	109	38
Non-control/non-affiliate investments	27,380	10,327	10,361
Total other income (Note 10)	111,194	72,603	57,710
Total Investment Income	710,904	631,967	623,530
Operating Expenses
Base management fee (Note 13)	140,370	114,622	108,910
Income incentive fee (Note 13)	79,491	71,227	68,057
Interest and credit facility expenses	117,416	130,618	148,368
Allocation of overhead from Prospect Administration (Note 13)	13,797	14,262	18,247
Audit, compliance and tax related fees	3,107	3,861	4,028
Directors’ fees	491	450	453
Other general and administrative expenses	12,332	11,190	9,773
Total Operating Expenses	367,004	346,230	357,836
Net Investment Income	343,900	285,737	265,694
Net Realized and Change in Unrealized Gains (Losses) from Investments
Net realized gains (losses)
Control investments	3,958	2,955	—
Affiliate investments	—	4,469	—
Non-control/non-affiliate investments	(17,142)	113	(7,574)
Net realized (losses) gains	(13,184)	7,537	(7,574)
Net change in unrealized gains (losses)
Control investments	268,126	464,719	(117,552)
Affiliate investments	(2,629)	129,738	67,077
Non-control/non-affiliate investments	(3,472)	99,587	(221,167)
Net change in unrealized gains (losses)	262,025	694,044	(271,642)
Net Realized and Change in Unrealized Gains (Losses) from Investments	248,841	701,581	(279,216)
Net realized losses on extinguishment of debt	(10,157)	(23,511)	(2,702)
Net Increase (Decrease) in Net Assets Resulting from Operations	582,584	963,807	(16,224)
Preferred stock dividend	(25,935)	(1,711)	—
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stockholders	$556,649	$962,096	$(16,224)
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

Basic and diluted earnings (loss) per common share (Note 11)
Basic	$1.43	$2.51	$(0.04)
Diluted	$1.34	$2.50	$(0.04)
Weighted-average shares of common stock outstanding (Note 11)
Basic	390,571,648	382,705,106	368,094,299
Diluted	433,791,771	385,968,567	368,094,299
Dividends declared per common share	$(0.72)	$(0.72)	$(0.72)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS AND TEMPORARY EQUITY
(in thousands, except share data)

	Preferred Stock Classified as Temporary Equity		Preferred Stock	Common Stock
	Shares	Carrying Value	Liquidation Value	Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)	Total Net Assets
Balance as of June 30, 2019	—	$—	$—	367,131,025	$367	$4,039,872	$(733,964)	$3,306,275
Net Decrease in Net Assets Resulting from Operations:
Net investment income							265,694	265,694
Net realized losses							(10,276)	(10,276)
Net change in net unrealized losses							(271,642)	(271,642)
Distributions to Stockholders (1):
Distributions from earnings							(180,820)	(180,820)
Return of capital to common shareholders						(84,457)		(84,457)
Capital Transactions
Issuance of common stock, net of offering and underwriting costs				1,158,222	1	6,145		6,146
Value of shares issued through reinvestment of dividends			—	5,249,252	6	24,935		24,941
Tax reclassifications of net assets (Note 12)						(78)	78	—
Total increase (decrease) for the year ended June 30, 2020			—	6,407,474	7	(53,455)	(196,966)	(250,414)
Balance as of June 30, 2020	—	$—	$—	373,538,499	$374	$3,986,417	$(930,930)	$3,055,861
Net Increase in Net Assets Resulting from Operations:
Net investment income							285,737	285,737
Net realized losses							(15,974)	(15,974)
Net change in net unrealized gains							694,044	694,044
Distributions to Stockholders (1):
Distributions from earnings							(243,504)	(243,504)
Return of capital to common stockholders						(34,352)		(34,352)
Capital Transactions
Issuance of preferred stock			137,086			(14,760)		122,326
Value of shares issued through reinvestment of dividends			34	14,871,092	14	81,331		81,379
Conversion of preferred stock to common stock			(80)	9,982		80		—
Tax reclassifications of net assets (Note 12)						(57)	57	—
Total increase for the year ended June 30, 2021			137,040	14,881,074	14	32,242	720,360	889,656
Balance as of June 30, 2021	—	$—	$137,040	388,419,573	$388	$4,018,659	$(210,570)	$3,945,517
Net Increase in Net Assets Resulting from Operations:
Net investment income							343,900	343,900
Net realized losses							(23,341)	(23,341)
Net change in net unrealized gains							262,025	262,025
Distributions to Stockholders(1):
Distributions from earnings							(303,634)	(303,634)
Return of capital to common stockholders (Note 12)						(3,695)		(3,695)
Capital Transactions
Transfer of preferred stock to temporary equity(2)	5,796,528	144,914	(144,914)					(144,914)
Transfer of preferred stock issuance costs to temporary equity(3)		(11,970)				11,970		11,970
Issuance of preferred stock	23,866,884	559,107	7,866			(13,239)		(5,373)
Value of shares issued through reinvestment of dividends	13,946	350	8	4,524,956	5	34,988		35,001
Conversion of preferred stock to common stock	(69,476)	(1,664)		219,908		1,667		1,667
Net increase in preferred dividend accrual		1,339
Tax reclassifications of net assets (Note 12)						20	(20)	—
Total (decrease) increase for the year ended June 30, 2022	29,607,882	692,076	(137,040)	4,744,864	5	31,711	278,930	173,606
Balance as of June 30, 2022	29,607,882	$692,076	$—	393,164,437	$393	$4,050,370	$68,360	$4,119,123
(1) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal year. In addition, we have not yet finalized return of capital estimates for the current period. See Note 2 and Note 12 within the accompanying notes to consolidated financial statements for further discussion.
(2) Preferred Stock issued prior to our 5.35% Series A Preferred Stock issuance transferred to temporary equity. Refer to Note 9 within the accompanying notes to the consolidated financial statements for further discussion.
(3) Preferred stock issuance costs include offering costs and underwriting costs related to the issuance of preferred stock. During the year ended June 30, 2022, we have transferred all preferred stock issuance costs related to preferred stock issued as temporary equity following our transfer of preferred stock during the three months ended September 30, 2021. Refer to Note 9 within the accompanying notes to the consolidated financial statements for further discussion.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

	Year Ended June 30,
	2022	2021	2020
Operating Activities
Net increase (decrease) increase in net assets resulting from operations	$582,584	$963,807	$(16,224)
Net realized losses on extinguishment of debt	10,157	23,511	2,702
Net realized losses (gains) on investments	13,184	(7,537)	7,574
Net change in unrealized (gains) losses on investments	(262,025)	(694,044)	271,642
Net amortization of premiums (accretion of discounts) on investments	61,977	(9,743)	4,436
Accretion of discount on unsecured notes (Note 5 and 6)	2,815	1,264	1,042
Amortization of deferred financing costs	8,024	7,251	8,580
Payment-in-kind interest	(83,124)	(75,521)	(55,657)
Structuring fees	(18,798)	(27,795)	(10,148)
Change in operating assets and liabilities:
Payments for purchases of investments	(2,220,365)	(984,497)	(753,522)
Proceeds from sale of investments and collection of investment principal	1,108,419	829,687	956,901
Decrease (increase) in due from broker	12,551	(11,488)	(1,063)
(Increase) decrease in interest receivable, net	(350)	(863)	14,792
(Increase) decrease in other receivables	(380)	(259)	3,220
(Increase) decrease in prepaid expenses	(6)	176	(195)
(Decrease) increase in due to broker	(14,854)	14,853	1
Increase (decrease) in due to Prospect Capital Management	9,488	6,131	(4,044)
(Decrease) increase in accrued expenses	(1,842)	1,503	(1,766)
(Decrease) in interest payable	(690)	(1,707)	(5,038)
(Decrease) increase in due to Prospect Administration	(2,554)	(2,165)	5,115
Increase (decrease) in other liabilities	450	(1,545)	1,090
Net Cash (Used In) Provided by Operating Activities	(795,339)	31,019	429,438
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	2,151,121	1,092,861	1,245,000
Principal payments under Revolving Credit Facility (Note 4)	(1,668,594)	(973,460)	(1,174,464)
Issuances of Public Notes, net of original issue discount (Note 6)	294,798	692,063	—
Repurchase of Public Notes (Note 6)	(69,319)	(362,394)	(446)
Redemptions of Convertible Notes (Note 5)	(51,872)	(199,679)	(292,890)
Issuances of Prospect Capital InterNotes® (Note 7)	163,036	188,390	233,988
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(324,183)	(359,908)	(261,458)
Financing costs paid	(11,334)	(16,595)	(7,897)
Proceeds from issuance of preferred stock, net of underwriting costs	559,884	125,874	—
Offering costs from issuance of preferred stock	(6,149)	(3,548)	—
Proceeds from issuance of common stock, net of underwriting costs	—	—	6,146
Dividends paid and distributions to stockholders	(270,295)	(195,574)	(239,954)
Net Cash Provided by (Used in) Financing Activities	767,093	(11,970)	(491,975)
Net (Decrease) Increase in Cash	(28,246)	19,049	(62,537)
Cash at beginning of year	63,610	44,561	107,098
Cash at End of year	$35,364	$63,610	$44,561
Supplemental Disclosures
Cash paid for interest	$107,267	$123,809	$143,785
Purchases of investments settled net of proceeds from sale of investments	$—	$—	$61,086
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$35,351	$81,379	$24,941
Cost basis of investments written off as worthless	$—	$—	$12,139

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
(in thousands, except share data)

							June 30, 2022
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(40)

CP Energy Services Inc. (20)	Energy Equipment & Services	First Lien Term Loan	10/1/2017	13.25% (3ML+ 11.00%)	1.00	4/4/2027	$46,698	$46,698	$46,698	1.1%	(10)(39)
		First Lien Term Loan	4/5/2022	11.25% (3ML+ 9.00%)	1.00	4/4/2027	6,000	6,000	6,000	0.1%	(10)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	9.67% (1ML+ 8.00%)	1.00	12/31/2022	26,648	26,648	26,648	0.6%	(10)(39)
		Series A Preferred Units to Spartan Energy Holdings, Inc. (10,000 shares)	9/25/2020		—	N/A	—	26,193	21,793	0.5%	(16)
		Series B Convertible Preferred Stock (790 shares)	10/30/2015		—	N/A	—	63,225	11,562	0.3%	(16)
		Common Stock (102,924 shares)	8/2/2013		—	N/A	—	86,240	—	—%	(16)
								255,004	112,701	2.6%
Credit Central Loan Company, LLC (21)	Consumer Finance	First Lien Term Loan	12/28/2012	10.00% plus 10.00% PIK	—	6/30/2025	75,832	73,902	75,832	1.9%	(14)(39)
		Class A Units (14,867,312 units)	12/28/2012		—	N/A	—	19,331	1,103	—%	(14)(16)
		Net Revenues Interest (25% of Net Revenues)	1/28/2015		—	N/A	—	—	—	—%	(14)(16)
								93,233	76,935	1.9%
Echelon Transportation, LLC	Aerospace & Defense	First Lien Term Loan	3/31/2014	6.00% (1ML+ 4.00%)	2.00	3/31/2024	53,209	53,209	53,209	1.3%	(10)
		Membership Interest (100%)	3/31/2014		—	N/A	—	22,738	—	—%	(16)
		Preferred Units (32,842,586 shares)	1/31/2022		—	N/A	—	32,843	12,557	0.3%	(16)
								108,790	65,766	1.6%
First Tower Finance Company LLC (23)	Consumer Finance	First Lien Term Loan to First Tower, LLC	6/24/2014	10.00% plus 12.00% PIK	—	2/18/2025	356,225	356,225	356,225	8.7%	(14)(39)
		Class A Units (95,709,910 units)	6/14/2012		—	N/A	—	31,146	251,058	6.1%	(14)(16)
								387,371	607,283	14.8%
Freedom Marine Solutions, LLC (24)	Energy Equipment & Services	Membership Interest (100%)	11/9/2006		—	N/A	—	45,492	13,899	0.3%	(16)
								45,492	13,899	0.3%
InterDent, Inc.	Health Care Providers & Services	First Lien Term Loan A/B	8/1/2018	16.65% (1ML+ 14.65%)	2.00	9/5/2025	14,249	14,249	14,249	0.3%	(10)
		First Lien Term Loan A	8/3/2012	7.17% (1ML+ 5.50%)	1.00	9/5/2025	96,773	96,773	96,773	2.4%	(3) (10)
		First Lien Term Loan B	8/3/2012	12.00% PIK	—	9/5/2025	162,426	162,426	162,426	3.9%	(39)
		Common Stock (99,900 shares)	5/3/2019		—	N/A	—	45,118	132,746	3.2%	(16)
								318,566	406,194	9.8%
Kickapoo Ranch Pet Resort	Diversified Consumer Services	Membership Interest (100%)	8/26/2019		—	N/A	—	2,378	3,833	0.1%
								2,378	3,833	0.1%
MITY, Inc. (25)	Commercial Services & Supplies	First Lien Term Loan A	9/19/2013	10.00% (3ML+ 7.00%)	3.00	4/30/2025	32,210	32,210	32,210	0.8%	(10)(39)
		First Lien Term Loan B	6/23/2014	10.00% (3ML+ 7.00%) plus 10.00% PIK	3.00	4/30/2025	18,711	18,711	18,711	0.5%	(10)(39)
		Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%	—	1/1/2028	7,200	7,200	7,200	0.2%	(14)
		Common Stock (42,053 shares)	9/19/2013		—	N/A	—	27,349	1,878	—%	(16)
								85,470	59,999	1.5%
National Property REIT Corp. (26)	Equity Real Estate Investment Trusts (REITs) / Online Lending / Structured Finance	First Lien Term Loan A	12/31/2018	4.44% (3ML+ 1.44%) plus 3.53% PIK	3.00	12/31/2023	448,061	448,061	448,061	10.9%	(10)(39)
		First Lien Term Loan B	12/31/2018	5.00% (3ML+ 2.00%) plus 5.50% PIK	3.00	12/31/2023	29,080	29,080	29,080	0.7%	(10)(39)
		First Lien Term Loan C	10/31/2019	12.25% (3ML+ 10.00%) plus 2.25% PIK	1.00	12/31/2023	186,800	186,800	186,800	4.5%	(10)(39)
		First Lien Term Loan D	6/19/2020	3.50% (3ML+ 0.50%) plus 2.50% PIK	3.00	12/31/2023	183,425	183,425	183,425	4.5%	(10)(39)
		Residual Profit Interest	12/31/2018		—	N/A	—	—	60,749	1.5%	(35)
		Common Stock (3,334,895 shares)	12/31/2013		—	N/A	—	15,830	707,622	17.3%	(16)(45)
								863,196	1,615,737	39.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2022
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(40)

Nationwide Loan Company LLC (27)	Consumer Finance	First Lien Term Loan	6/18/2014	10.00% plus 10.00% PIK	—	6/18/2022	$20,260	$20,260	$20,260	0.5%	(14)(39)
		Class A Units (38,550,460 units)	1/31/2013		—	N/A	—	20,846	30,140	0.7%	(14)
								41,106	50,400	1.2%
NMMB, Inc. (28)	Media	First Lien Term Loan	12/30/2019	10.75% (3ML+ 8.50%)	2.00	3/31/2027	29,723	29,723	29,723	0.7%	(3) (10)
		Common Stock (21,418 shares)	12/30/2019		—	N/A	—	—	80,220	2.0%
								29,723	109,943	2.7%
Pacific World Corporation (36)	Personal Products	First Lien Revolving Line of Credit - $26,000 Commitment	9/26/2014	8.92% PIK (1ML+ 7.25%)	1.00	9/26/2025	26,743	26,743	26,743	0.6%	(10)(15)(39)
		First Lien Term Loan A	12/31/2014	6.92% PIK (1ML+ 5.25%)	1.00	9/26/2025	44,358	44,358	32,436	0.8%	(10)(39)
		Convertible Preferred Equity (323,235 shares)	6/15/2018		—	N/A	—	189,295	—	—%	(16)
		Common Stock (6,778,414 shares)	9/29/2017		—	N/A	—	—	—	—%	(16)
								260,396	59,179	1.4%
R-V Industries, Inc.	Machinery	First Lien Term Loan	12/15/2020	11.25% (3ML+ 9.00%)	1.00	12/15/2028	33,622	33,622	33,622	0.8%	(3) (10)
		Common Stock (745,107 shares)	6/26/2007		—	N/A	—	6,866	23,301	0.6%
								40,488	56,923	1.4%
Universal Turbine Parts, LLC (34)	Trading Companies & Distributors	First Lien Delayed Draw Term Loan - $6,965 Commitment	2/28/2019	10.25% (1ML+ 7.75%)	2.50	4/5/2024	3,141	3,141	3,141	0.1%	(10)(15)
		First Lien Term Loan A	7/22/2016	8.00% (3ML+ 5.75%)	1.00	4/5/2024	29,575	29,575	28,006	0.7%	(10)
		Preferred Units (55,383,218 units)	3/31/2021		—	N/A	—	32,500	—	—%	(16)
		Common Stock (10,000 units)	12/10/2018		—	N/A	—	—	—	—%	(16)
								65,216	31,147	0.8%
USES Corp. (30)	Commercial Services & Supplies	First Lien Term Loan A	3/31/2014	9.00% PIK	—	7/29/2024	60,362	30,651	20,395	0.5%	(9)
		First Lien Term Loan B	3/31/2014	15.50% PIK	—	7/29/2024	90,576	35,567	—	—%	(9)
		First Lien Term Loan	12/30/2020	10.67% (1ML+ 9.00%)	1.00	7/29/2024	2,000	2,000	2,000	—%	(10)
		Common Stock (268,962 shares)	6/15/2016		—	N/A	—	—	—	—%	(16)
								68,218	22,395	0.5%
Valley Electric Company, Inc. (31)	Construction & Engineering	First Lien Term Loan to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	8.00% (3ML+ 5.00%) plus 2.50% PIK	3.00	12/31/2024	10,452	10,452	10,452	0.3%	(3) (10)(39)
		First Lien Term Loan	6/24/2014	8.00% plus 10.00% PIK	—	6/23/2024	33,301	33,301	33,301	0.8%	(39)
		First Lien Term Loan B	3/28/2022	8.00% plus 4.50% PIK	—	6/23/2024	13,000	13,000	13,000	0.3%	(39)
		Consolidated Revenue Interest (2.00%)	6/22/2018		—	N/A	—	—	1,781	—%	(12)
		Common Stock (50,000 shares)	12/31/2012		—	N/A	—	11,506	87,449	2.1%
								68,259	145,983	3.5%
Total Control Investments								$2,732,906	$3,438,317	83.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2022
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Affiliate Investments (5.00% to 24.99% voting control)(41)

Nixon, Inc. (32)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)	5/12/2017		—	N/A	$—	$—	$—	—%	(16)
								—	—	—%
PGX Holdings, Inc. (6)	Diversified Consumer Services	First Lien Term Loan	7/21/2021	9.25% (6ML+ 7.75%)	1.50	7/21/2026	71,382	71,382	71,382	1.7%	(3)(8)(10)
		Second Lien Term Loan	7/21/2021	13.42% (1ML+ 11.75%)	1.50	7/27/2027	153,931	153,931	153,931	3.7%	(3) (10)
		Common Stock (40,780,359 shares)	5/27/2020		—	N/A	—	—	114,940	2.8%	(16)
								225,313	340,253	8.2%
RGIS Services, LLC	Commercial Services & Supplies	First Lien Term Loan	6/25/2020	9.17% (1ML+ 7.50%)	1.00	6/25/2025	3,680	3,680	3,680	0.1%	(8)(10)
		Membership Interest (5.27%)	6/25/2020		—	N/A	—	10,303	13,324	0.3%
								13,983	17,004	0.4%
Targus Cayman HoldCo Limited (33)	Textiles, Apparel & Luxury Goods	Common Stock (7,383,395 shares)	2/12/2016		—	N/A	—	2,805	36,007	0.9%	(16)
								2,805	36,007	0.9%
Total Affiliate Investments								$242,101	$393,264	9.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2022
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan	9/21/2018	9.42% (1ML+ 7.75%)	—	10/1/2026	$32,133	$31,966	$27,668	0.7%	(3)(8)(10)
								31,966	27,668	0.7%
ABG Intermediate Holdings 2 LLC	Textiles, Apparel & Luxury Goods	Second Lien Term Loan	12/20/2021	7.63% (1M SOFR+ 6.00%)	0.80	12/20/2029	9,000	8,937	8,666	0.2%	(3)(8)(10)
								8,937	8,666	0.2%
AmeriLife Holdings, LLC	Insurance	Second Lien Term Loan	3/18/2020	9.56% (1ML+ 8.50%)	1.00	3/18/2028	22,280	21,966	22,280	0.5%	(3)(8)(10)
								21,966	22,280	0.5%
Apidos CLO XI	Structured Finance	Subordinated Structured Note	12/6/2012	Residual Interest, current yield 10.09%	—	4/17/2034	67,782	37,155	29,691	0.7%	(5) (14)
								37,155	29,691	0.7%
Apidos CLO XII	Structured Finance	Subordinated Structured Note	3/15/2013	Residual Interest, current yield 6.72%	—	4/15/2031	52,203	33,580	28,847	0.7%	(5) (14)
								33,580	28,847	0.7%
Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	Residual Interest, current yield 7.45%	—	4/21/2031	48,515	34,910	28,370	0.7%	(5) (14)
								34,910	28,370	0.7%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	Residual Interest, current yield 10.78%	—	4/21/2031	35,855	28,563	25,318	0.6%	(5) (14)
								28,563	25,318	0.6%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	First Lien Revolving Line of Credit - $3,000 Commitment	2/21/2013	11.00% (3ML+ 8.75%)	2.00	4/22/2024	—	—	—	—%	(10)(15)
		First Lien Term Loan	2/21/2013	11.00% (3ML+ 8.75%)	2.00	4/22/2024	61,815	61,815	61,815	1.5%	(3) (10)
								61,815	61,815	1.5%
Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.)	Communications Equipment	First Lien Term Loan	8/2/2019	6.75% (3ML+ 4.50%)	1.00	11/1/2024	9,695	9,202	8,962	0.2%	(3)(8)(10)(47)
		Second Lien Term Loan	6/20/2017	9.49% (3ML+ 8.25%)	1.00	11/1/2025	50,662	50,578	48,594	1.2%	(3)(8)(10)
								59,780	57,556	1.4%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	Residual Interest, current yield 0.00%	—	7/20/2029	83,097	36,316	24,262	0.6%	(5) (14)(17)
								36,316	24,262	0.6%
BCPE North Star US Holdco 2, Inc.	Food Products	Second Lien Delayed Draw Term Loan - $5,185 Commitment	6/7/2021	9.50% (3ML+ 7.25%)	0.75	6/10/2023	—	—	—	—%	(8)(10)(15)
		Second Lien Term Loan	6/7/2021	9.50% (3ML+ 7.25%)	0.75	6/11/2029	94,815	94,110	94,815	2.3%	(3)(8)(10)
								94,110	94,815	2.3%
BCPE Osprey Buyer, Inc.	Health Care Technology	First Lien Revolving Line of Credit - $4,239 Commitment	10/18/2021	7.25% (3ML+ 5.75%)	0.75	8/21/2026	—	—	—	—%	(8)(10)(15)
		Second Lien Delayed Draw Term Loan - $22,609 Commitment	10/18/2021	7.25% (3ML+ 5.75%)	0.75	8/23/2028	—	—	—	—%	(8)(10)(15)
		First Lien Term Loan	10/18/2021	7.25% (3ML+ 5.75%)	0.75	8/23/2028	64,675	64,675	64,675	1.6%	(8)(10)
								64,675	64,675	1.6%
Belnick, LLC	Household Durables	First Lien Term Loan	1/20/2022	10.25% (3ML+ 8.00%)	1.00	1/20/2027	91,406	91,406	91,406	2.2%	(3) (10)
								91,406	91,406	2.2%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	First Lien Term Loan	12/4/2017	7.39% (6ML+ 6.00%)	1.00	12/4/2025	166,686	166,686	166,686	4.0%	(3) (10)
								166,686	166,686	4.0%
California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note	4/19/2012	Residual Interest, current yield 10.82%	—	7/16/2032	58,914	42,472	30,078	0.7%	(5) (14)
								42,472	30,078	0.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2022
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Candle-Lite Company, LLC	Household Products	First Lien Term Loan A	1/23/2018	7.10% (3ML+ 5.50%)	1.25	4/30/2023	$9,987	$9,987	$9,987	0.2%	(3) (10)
		First Lien Term Loan B	1/23/2018	11.10% (3ML+ 9.50%)	1.25	4/30/2023	10,949	10,949	10,949	0.3%	(3) (10)
								20,936	20,936	0.5%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan	11/12/2020	10.42% (1ML+ 8.75%)	1.00	11/13/2028	8,500	8,246	8,500	0.2%	(3)(8)(10)
								8,246	8,500	0.2%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 12.57%	—	4/30/2031	24,870	14,756	13,159	0.3%	(5) (14)
								14,756	13,159	0.3%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note	4/7/2017	Residual Interest, current yield 10.02%	—	7/15/2030	25,533	18,342	15,294	0.4%	(5) (14)
								18,342	15,294	0.4%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	8/9/2016	Residual Interest, current yield 11.18%	—	7/20/2034	32,200	29,777	26,223	0.6%	(5) (14)
								29,777	26,223	0.6%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield 0.00%	—	7/29/2030	49,552	33,984	26,391	0.6%	(5) (14)(17)
								33,984	26,391	0.6%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note	8/2/2013	Residual Interest, current yield 9.36%	—	4/24/2031	44,100	26,776	20,566	0.5%	(5) (14)
								26,776	20,566	0.5%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note	10/22/2013	Residual Interest, current yield 13.43%	—	4/28/2031	45,500	30,747	28,087	0.7%	(5) (14)
								30,747	28,087	0.7%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note	8/5/2014	Residual Interest, current yield 14.17%	—	10/17/2030	50,143	32,368	27,115	0.7%	(5) (14)
								32,368	27,115	0.7%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note	12/9/2016	Residual Interest, current yield 14.47%	—	10/21/2031	34,000	30,444	29,000	0.7%	(5) (14)
								30,444	29,000	0.7%
Collections Acquisition Company, Inc.	Diversified Financial Services	First Lien Term Loan	12/3/2019	10.65% (3ML+ 8.15%)	2.50	6/3/2024	36,878	36,878	36,878	0.9%	(3) (10)
								36,878	36,878	0.9%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note	12/18/2013	Residual Interest, current yield 15.76%	—	10/25/2028	48,977	29,834	28,052	0.7%	(5) (14)
								29,834	28,052	0.7%
CP IRIS Holdco I, Inc. (49)	Building Products	Second Lien Term Loan	10/1/2021	8.67% (1ML+ 7.00%)	0.50	10/1/2029	35,000	35,000	34,697	0.8%	(3)(8)(10)
								35,000	34,697	0.8%
Curo Group Holdings Corp.	Consumer Finance	First Lien Term Loan	7/30/2021	7.50%	—	8/1/2028	47,000	47,029	30,550	0.7%	(8)(14)(47)
								47,029	30,550	0.7%
DRI Holding Inc.	Commercial Services & Supplies	First Lien Term Loan	12/21/2021	6.92% (1ML+ 5.25%)	0.50	12/21/2028	24,938	24,840	24,563	0.6%	(3)(8)(10)
		Second Lien Term Loan	12/21/2021	9.67% (1ML+ 8.00%)	0.50	12/21/2029	145,000	145,000	143,550	3.5%	(3) (10)
								169,840	168,113	4.1%
DTI Holdco, Inc.	Professional Services	First Lien Term Loan	4/26/2022	6.28% (1M SOFR+ 4.75%)	0.75	4/26/2029	18,500	18,139	18,440	0.4%	(8)(10)
		Second Lien Term Loan	4/26/2022	9.28% (1M SOFR+ 7.75%)	0.75	4/26/2030	75,000	75,000	75,000	1.8%	(8)(10)
								93,139	93,440	2.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2022
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Dunn Paper, Inc.	Paper & Forest Products	Second Lien Term Loan	8/26/2016	10.31% (3ML+ 9.25%)	1.00	8/26/2023	$11,500	$11,445	$4,952	0.1%	(8)(9)(10)
								11,445	4,952	0.1%
Easy Gardener Products, Inc.	Household Durables	Class A Units of EZG Holdings, LLC (200 units)	6/11/2020		—	N/A	—	313	781	—%	(16)
		Class B Units of EZG Holdings, LLC (12,525 units)	6/11/2020		—	N/A	—	1,688	2,832	0.1%	(16)
								2,001	3,613	0.1%
Engine Group, Inc. (7)	Media	First Lien Term Loan	11/17/2020	6.42% (1ML+ 4.75%)	1.00	11/17/2023	3,551	3,551	3,400	0.1%	(8)(10)
		Class B Common Units (1,039,554 units)	11/17/2020		—	N/A	—	26,991	—	—%	(8)(16)
								30,542	3,400	0.1%
Engineered Machinery Holdings, Inc.	Machinery	Incremental Amendment No. 2 Second Lien Term Loan	5/6/2021	8.75% (3ML+ 6.50%)	0.75	5/21/2029	5,000	4,982	4,897	0.1%	(3)(8)(10)
		Incremental Amendment No. 3 Second Lien Term Loan	8/6/2021	8.25% (3ML+ 6.00%)	0.75	5/21/2029	5,000	5,000	4,772	0.1%	(3)(8)(10)
								9,982	9,669	0.2%
Enseo Acquisition, Inc.	IT Services	First Lien Term Loan	6/2/2021	10.25% (3ML+ 8.00%)	1.00	6/2/2026	54,450	54,450	54,450	1.3%	(3) (10)
								54,450	54,450	1.3%
Excelitas Technologies Corp. (f/k/a/ EXC Holdings III Corp.)	Technology Hardware, Storage & Peripherals	Second Lien Term Loan	11/17/2017	8.50% (3ML+ 7.50%)	1.00	12/1/2025	12,500	12,447	12,398	0.3%	(3)(8)(10)
								12,447	12,398	0.3%
Eze Castle Integration, Inc.	IT Services	First Lien Delayed Draw Term Loan - $1,786 Commitment	7/15/2020	10.00% (3ML+ 8.50%)	1.50	7/15/2025	—	—	—	—%	(10)(15)
		First Lien Term Loan	7/15/2020	10.00% (3ML+ 8.50%)	1.50	7/15/2025	46,740	46,740	46,740	1.1%	(3) (10)
								46,740	46,740	1.1%
First Brands Group	Auto Components	First Lien Term Loan	3/24/2021	6.29% (3M SOFR+ 5.00%)	1.00	3/30/2027	22,525	22,388	22,210	0.5%	(3)(8)(10)
		Second Lien Term Loan	3/24/2021	9.74% (3ML+ 8.50%)	1.00	3/30/2028	37,000	36,503	37,000	0.9%	(3)(8)(10)
								58,891	59,210	1.4%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 12.12%	—	10/15/2030	50,525	33,868	26,924	0.8%	(5) (14)
								33,868	26,924	0.8%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 11.34%	—	5/16/2031	24,575	15,963	11,898	0.3%	(5) (14)
								15,963	11,898	0.3%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 7.95%	—	7/15/2031	39,905	27,017	17,407	0.4%	(5) (14)
								27,017	17,407	0.4%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Structured Finance	Subordinated Structured Note	8/7/2012	Residual Interest, current yield 0.00%	—	8/15/2023	23,188	3,704	6	—%	(5) (14)(17)
								3,704	6	—%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Structured Finance	Subordinated Structured Note	3/8/2013	Residual Interest, current yield 0.00%	—	4/15/2025	40,400	19,984	22	—%	(5) (14)(17)
								19,984	22	—%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Structured Finance	Subordinated Structured Note	2/7/2014	Residual Interest, current yield 0.00%	—	4/20/2026	24,500	11,822	37	—%	(5) (14)(17)
								11,822	37	—%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield 0.00%	—	4/28/2025	41,164	21,321	53	—%	(5) (14)(17)
								21,321	53	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2022
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield 0.00%	—	10/18/2027	$39,598	$29,557	$234	—%	(5) (14)(17)
								29,557	234	—%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 0.00%	—	7/18/2031	19,025	13,024	6,585	0.3%	(5) (14)(17)
								13,024	6,585	0.3%
Help/Systems Holdings, Inc.	Software	Second Lien Term Loan	11/14/2019	7.56% (3M SOFR+ 6.75%)	0.75	11/19/2027	52,500	52,295	52,500	1.3%	(3)(8)(10)
								52,295	52,500	1.3%
Interventional Management Services, LLC	Health Care Providers & Services	First Lien Revolving Line of Credit - $5,000 Commitment	2/22/2021	11.25% (3ML+ 9.00%)	1.00	2/22/2025	5,000	5,000	4,964	0.1%	(10)(15)
		First Lien Term Loan	2/22/2021	11.25% (3ML+ 9.00%)	1.00	2/20/2026	68,385	68,385	67,897	1.6%	(3) (10)
								73,385	72,861	1.7%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	6/26/2015	Residual Interest, current yield 5.45%	—	10/20/2031	23,594	18,172	12,879	0.4%	(5) (14)
								18,172	12,879	0.4%
K&N Parent, Inc.	Auto Components	Second Lien Term Loan	10/19/2016	11.00% (3ML+ 8.75%)	1.00	10/21/2024	25,887	25,697	24,337	0.6%	(8)(10)
								25,697	24,337	0.6%
KM2 Solutions LLC	IT Services	First Lien Term Loan	12/17/2020	10.25% (3ML+ 8.00%)	1.00	12/17/2025	23,925	23,925	23,925	0.6%	(3) (10)
								23,925	23,925	0.6%
KNS Acquisition Corp.	Food & Staples Retailing	First Lien Term Loan	5/26/2022	8.50% (3ML+ 6.25%)	0.75	4/21/2027	9,937	9,262	9,440	0.2%	(8)(10)
								9,262	9,440	0.2%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 7.15%	—	7/21/2031	49,934	25,787	19,385	0.5%	(5) (14)
								25,787	19,385	0.5%
LGC US FINCO, LLC	Machinery	First Lien Term Loan	1/17/2020	8.17% (1ML+ 6.50%)	1.00	12/20/2025	30,638	30,053	29,609	0.7%	(3)(8)(10)
								30,053	29,609	0.7%
Magnate Worldwide, LLC	Air Freight & Logistics	First Lien Delayed Draw Term Loan - $2,357 Commitment	3/11/2022	7.75% (3ML+ 5.50%)	0.75	12/30/2028	—	—	—	—%	(8)(10)(15)
		First Lien Term Loan	3/11/2022	7.75% (3ML+ 5.50%)	0.75	12/30/2028	30,490	30,490	30,490	0.7%	(3)(8)(10)
		Second Lien Term Loan	12/30/2021	10.75% (3ML+ 8.50%)	0.75	12/30/2029	95,000	95,000	95,000	2.3%	(3)(8)(10)
								125,490	125,490	3.0%
Mamba Purchaser, Inc.	Health Care Providers & Services	Second Lien Term Loan	9/29/2021	8.10% (1ML+ 6.50%)	0.50	10/14/2029	23,000	22,840	23,000	0.6%	(3)(8)(10)
								22,840	23,000	0.6%
Medical Solutions Holdings, Inc. (50)	Health Care Providers & Services	Second Lien Term Loan	11/1/2021	9.88% (6ML+ 7.00%)	0.50	11/1/2029	53,518	53,504	53,518	1.3%	(3)(8)(10)
								53,504	53,518	1.3%
Medusind Acquisition, Inc. (19)	Health Care Providers & Services	First Lien Term Loan	9/30/2019	8.81% (3ML+ 6.50%)	1.00	4/8/2024	23,635	23,488	23,635	0.6%	(3) (10)
								23,488	23,635	0.6%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2022
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note	4/17/2013	Residual Interest, current yield 2.05%	—	10/15/2030	$43,650	$25,461	$15,560	0.4%	(5) (14)
								25,461	15,560	0.4%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 10.29%	—	7/15/2031	47,830	25,333	22,510	0.6%	(5) (14)
								25,333	22,510	0.6%
Nexus Buyer LLC	Capital Markets	Second Lien Term Loan	11/5/2021	7.44% (1ML+ 6.25%)	0.50	11/5/2029	42,500	42,500	41,574	1.0%	(8)(10)
								42,500	41,574	1.0%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 8.63%	—	7/19/2030	42,064	29,613	24,235	0.7%	(5) (14)
								29,613	24,235	0.7%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note	8/12/2015	Residual Interest, current yield 11.27%	—	4/16/2031	46,016	22,064	17,161	0.5%	(5) (14)
								22,064	17,161	0.5%
OneTouchPoint Corp	Professional Services	First Lien Term Loan	2/19/2021	10.25% (3ML+ 8.00%)	1.00	2/19/2026	39,488	39,488	39,488	1.0%	(3) (10)
								39,488	39,488	1.0%
PeopleConnect Holdings, LLC (11)	Interactive Media & Services	First Lien Term Loan	1/22/2020	10.50% (3ML+ 8.25%)	1.75	1/22/2025	233,204	233,204	233,204	5.7%	(3) (10)
								233,204	233,204	5.7%
PetVet Care Centers, LLC (f/k/a Pearl Intermediate Parent LLC)	Health Care Providers & Services	Second Lien Term Loan	2/1/2018	7.92% (1ML+ 6.25%)	—	2/15/2026	16,000	15,941	15,950	0.4%	(3)(8)(10)
								15,941	15,950	0.4%
PlayPower, Inc.	Leisure Products	First Lien Term Loan	5/7/2019	7.75% (3ML+ 5.50%)	—	5/10/2026	5,841	5,805	5,548	0.1%	(3)(8)(10)
								5,805	5,548	0.1%
Preventics, Inc. (d/b/a Legere Pharmaceuticals) (46)	Health Care Providers & Services	First Lien Term Loan	11/12/2021	12.75% (3ML+ 10.50%)	1.00	11/12/2026	9,243	9,243	9,243	0.2%	(3) (10)
		Series A Convertible Preferred Stock (320 units)	11/12/2021		—	N/A	—	127	148	—%	(16)
		Series C Convertible Preferred Stock (3,575 units)	11/12/2021		—	N/A	—	1,419	1,659	—%	(16)
								10,789	11,050	0.2%
Raisin Acquisition Co, Inc.	Pharmaceuticals	First Lien Revolving Line of Credit	6/17/2022	8.75% (3ML+ 7.00%)	1.00	12/13/2026	—	—	—	—%	(10)(15)
		First Lien Delayed Draw Term Loan	6/17/2022	9.26% (3ML+ 7.00%)	1.00	12/13/2026	1,550	1,509	1,527	—%	(10)(15)
		First Lien Term Loan	6/17/2022	8.75% (3ML+ 7.00%)	1.00	12/13/2026	24,801	24,048	24,435	0.6%	(3) (10)
								25,557	25,962	0.6%
RC Buyer, Inc.	Auto Components	Second Lien Term Loan	7/26/2021	8.75% (3ML+ 6.50%)	0.75	7/30/2029	20,000	19,911	19,989	0.5%	(3)(8)(10)
								19,911	19,989	0.5%
Reception Purchaser, LLC	Air Freight & Logistics	First Lien Term Loan	4/28/2022	8.20% (3M SOFR+ 6.00%)	0.75	3/24/2028	53,366	52,587	52,924	1.3%	(3)(8)(10)
								52,587	52,924	1.3%
Redstone Holdco 2 LP (22)	IT Services	Second Lien Term Loan	4/16/2021	8.97% (3ML+ 7.75%)	0.75	4/27/2029	50,000	49,240	48,506	1.2%	(3)(8)(10)
								49,240	48,506	1.2%
The RK Logistics Group, Inc.	Commercial Services & Supplies	First Lien Term Loan	3/24/2022	12.75% (3ML+ 10.50%)	1.00	3/24/2027	15,652	15,652	15,808	0.4%	(3) (10)
		Class A Common Units (263,000 units)	3/24/2022		—	N/A	—	263	—	—%	(16)
		Class B Common Units (1,237,000 units)	3/24/2022		—	N/A	—	1,237	3,457	0.1%	(16)
								17,152	19,265	0.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2022
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Research Now Group, Inc. & Survey Sampling International LLC	Professional Services	First Lien Term Loan	12/8/2017	6.50% (6ML+ 5.50%)	1.00	12/20/2024	$9,550	$9,355	$8,929	0.2%	(3)(8)(10)(47)
		Second Lien Term Loan	12/8/2017	10.50% (6ML+ 9.50%)	1.00	12/20/2025	50,000	48,496	49,200	1.2%	(3)(8)(10)
								57,851	58,129	1.4%
Rising Tide Holdings, Inc.	Diversified Consumer Services	Second Lien Term Loan	5/26/2021	9.92% (1ML+ 8.25%)	0.75	6/1/2029	23,000	22,702	21,583	0.5%	(3)(8)(10)
								22,702	21,583	0.5%
RME Group Holding Company	Media	First Lien Term Loan A	5/4/2017	7.75% (3ML+ 5.50%)	1.00	5/6/2024	25,988	25,988	25,988	0.6%	(3) (10)
		First Lien Term Loan B	5/4/2017	13.25% (3ML+ 11.00%)	1.00	5/6/2024	21,809	21,809	21,809	0.5%	(3) (10)
								47,797	47,797	1.1%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note	4/11/2014	Residual Interest, current yield 6.65%	—	4/21/2031	27,725	20,448	14,616	0.4%	(5) (14)
								20,448	14,616	0.4%
Rosa Mexicano	Hotels, Restaurants & Leisure	First Lien Revolving Line of Credit - $500 Commitment	3/29/2018	9.75% (3ML+ 7.50%)	1.25	5/29/2023	382	382	371	—%	(10)(15)
		First Lien Term Loan	3/29/2018	9.75% (3ML+ 7.50%)	1.25	5/29/2023	22,977	22,977	22,280	0.5%	(10)
								23,359	22,651	0.5%
SEOTownCenter, Inc.	IT Services	First Lien Term Loan	1/31/2022	10.25% (3ML+ 8.00%)	1.00	1/31/2027	51,740	51,740	51,740	1.3%	(3) (10)
								51,740	51,740	1.3%
Shearer’s Foods, LLC	Food Products	Second Lien Term Loan	9/15/2020	9.42% (1ML+ 7.75%)	1.00	9/23/2028	5,000	4,922	4,953	0.1%	(3)(8)(10)
								4,922	4,953	0.1%
ShiftKey, LLC	Health Care Technology	First Lien Term Loan	6/21/2022	7.96% (3M SOFR+ 5.75%)	1.00	6/21/2027	25,000	25,000	25,000	0.6%	(10)
								25,000	25,000	0.6%
Shutterfly, LLC	Internet & Direct Marketing Retail	2021 Refinancing First Lien Term Loan B	7/1/2021	7.25% (3ML+ 5.00%)	0.75	9/25/2026	20,295	20,212	17,454	0.4%	(3)(8)(10)(47)
								20,212	17,454	0.4%
Sorenson Communications, LLC	Diversified Telecommunication Services	First Lien Term Loan	3/12/2021	7.75% (3ML+ 5.50%)	0.75	3/17/2026	35,194	34,746	34,965	0.8%	(3)(8)(10)
								34,746	34,965	0.8%
Southern Veterinary Partners	Health Care Providers & Services	Second Lien Term Loan	10/2/2020	9.42% (1ML+ 7.75%)	1.00	10/5/2028	8,000	7,937	7,911	0.2%	(3)(8)(10)
								7,937	7,911	0.2%
Spectrum Holdings III Corp	Health Care Equipment & Supplies	Second Lien Term Loan	1/26/2018	8.67% (1ML+ 7.00%)	1.00	1/31/2026	7,500	7,483	6,966	0.2%	(3)(8)(10)
								7,483	6,966	0.2%
Staples, Inc.	Distributors	First Lien Term Loan	11/18/2019	6.29% (3ML+ 5.00%)	—	4/16/2026	8,774	8,720	7,921	0.2%	(3)(8)(10)(47)
								8,720	7,921	0.2%
Strategic Materials	Household Durables	Second Lien Term Loan	10/27/2017	9.04% (3ML+ 7.75%)	1.00	11/1/2025	7,000	6,971	5,737	0.1%	(8)(10)
								6,971	5,737	0.1%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interest	12/4/2006		—	N/A	—	—	—	—%	(13)
								—	—	—%
Sudbury Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	11/14/2013	Residual Interest, current yield 0.00%	—	1/19/2026	28,200	—	—	—%	(5) (14)(17)
								—	—	—%
Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note	5/6/2014	Residual Interest, current yield 0.00%	—	7/14/2026	49,250	24,723	14,392	0.3%	(5) (14)(17)
								24,723	14,392	0.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2022
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note	10/17/2014	Residual Interest, current yield 7.65%	—	1/19/2032	$63,831	$42,037	$28,429	0.7%	(5) (14)
								42,037	28,429	0.7%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	1/26/2018	10.75% (3ML+ 8.50%)	1.50	1/26/2023	166,080	166,080	166,080	4.0%	(3) (10)(39)
								166,080	166,080	4.0%
TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	11.25% (3ML+ 9.00%) plus 1.50% PIK	1.00	11/30/2025	28,257	28,257	28,257	0.7%	(3) (10)(39)
								28,257	28,257	0.7%
United Sporting Companies, Inc. (18)	Distributors	Second Lien Term Loan	9/28/2012	13.25% (1ML+ 11.00%) plus 2.00% PIK	2.25	11/16/2019	144,692	103,730	6,107	0.1%	(9)(10)
								103,730	6,107	0.1%
Upstream Newco, Inc.	Health Care Providers & Services	Second Lien Term Loan	11/20/2019	10.17% (1ML+ 8.50%)	—	11/20/2027	22,000	21,861	22,000	0.5%	(3)(8)(10)
								21,861	22,000	0.5%
USG Intermediate, LLC	Leisure Products	First Lien Revolving Line of Credit - $3,000 Commitment	4/15/2015	10.92% (1ML+ 9.25%)	1.00	2/9/2027	3,000	3,000	3,000	0.1%	(10)(15)
		First Lien Term Loan B	4/15/2015	13.42% (1ML+ 11.75%)	1.00	2/9/2027	30,209	30,209	30,209	0.7%	(3) (10)
		Equity	4/15/2015		—	N/A	—	1	—	—%	(16)
								33,210	33,209	0.8%
VC GB Holdings I Corp	Household Durables	Second Lien Term Loan	6/30/2021	9.63% (6ML+ 6.75%)	0.50	7/23/2029	23,000	22,797	21,896	0.5%	(3)(8)(10)
								22,797	21,896	0.5%
Venio LLC (48)	Professional Services	First Lien Term Loan	2/19/2014	1.00% PIK	—	2/19/2020	14,554	14,554	12,199	0.3%	(39)
								14,554	12,199	0.3%
ViaPath Technologies. (f/k/a Global Tel*Link Corporation)	Diversified Telecommunication Services	First Lien Term Loan	8/7/2019	5.92% (1ML+ 4.25%)	—	11/29/2025	9,698	9,474	9,125	0.2%	(3)(8)(10)
		Second Lien Term Loan	11/20/2018	11.63% (1M SOFR+ 10.00%)	—	11/29/2026	122,670	121,746	122,266	3.0%	(3)(8)(10)
								131,220	131,391	3.2%
Victor Technology, LLC	Commercial Services & Supplies	First Lien Term Loan	12/3/2021	9.75% (3ML+ 7.50%)	1.00	12/3/2028	29,850	29,850	29,850	0.7%	(3) (10)
								29,850	29,850	0.7%
Vision Solutions, Inc. (29)	IT Services	Second Lien Term Loan	4/23/2021	8.43% (1ML+ 7.25%)	0.75	4/23/2029	80,000	79,216	78,320	1.9%	(3)(8)(10)
								79,216	78,320	1.9%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 3.74%	—	10/15/2030	40,613	28,996	22,424	0.5%	(5) (14)
								28,996	22,424	0.5%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 0.00%	—	4/18/2031	40,773	26,014	16,336	0.4%	(5) (14)(17)
								26,014	16,336	0.4%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2016	Residual Interest, current yield 7.08%	—	10/20/2031	28,100	23,495	18,811	0.5%	(5) (14)
								23,495	18,811	0.5%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note	6/13/2017	Residual Interest, current yield 12.14%	—	4/20/2034	44,885	49,276	41,072	1.1%	(5) (14)
								49,276	41,072	1.1%
VT Topco, Inc.	Commercial Services & Supplies	Second Lien Term Loan	8/14/2018	8.42% (1ML+ 6.75%)	—	8/17/2026	12,000	11,926	11,847	0.3%	(3)(8)(10)
		2021 Second Lien Term Loan	7/30/2021	8.67% (1ML+ 7.00%)	0.75	8/17/2026	20,250	20,110	19,992	0.5%	(3)(8)(10)
								32,036	31,839	0.8%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2022
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Wellpath Holdings, Inc. (f/k/a CCS-CMGC Holdings, Inc.)	Health Care Providers & Services	First Lien Term Loan	5/13/2019	7.07% (3ML+ 5.50%)	—	10/1/2025	$14,389	$14,229	$14,193	0.3%	(3)(8)(10)
		Second Lien Term Loan	9/25/2018	10.57% (3ML+ 9.00%)	—	10/1/2026	37,000	36,621	36,464	0.9%	(3)(8)(10)
								50,850	50,657	1.2%
Total Non-Control/Non-Affiliate Investments								$4,221,824	$3,770,929	91.6%

Total Portfolio Investments								$7,196,831	$7,602,510	184.6%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2021
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(42)

CP Energy Services Inc. (20)	Energy Equipment & Services	First Lien Term Loan	10/1/2017	12.00% (3ML+ 11.00%)	1.00	1/31/2024	$41,422	$41,422	$41,422	1.0%	(10)(39)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	9.00% (1ML+ 8.00%)	1.00	12/31/2022	15,656	15,656	15,656	0.4%	(10)
		Series A Preferred Units to Spartan Energy Holdings, Inc. (10,000 shares)	9/25/2020		—	N/A	—	26,193	11,210	0.3%	(16)
		Series B Convertible Preferred Stock (790 shares)	10/30/2015		—	N/A	—	63,225	3,199	0.1%	(16)
		Common Stock (102,924 shares)	8/2/2013		—	N/A	—	86,239	—	—%	(16)
								232,735	71,487	1.8%
Credit Central Loan Company, LLC (21)	Consumer Finance	Second Lien Term Loan	12/28/2012	10.00% plus 10.00% PIK	—	6/26/2024	68,137	65,599	68,137	1.7%	(14)(39)
		Class A Units (14,867,312 units)	12/28/2012		—	N/A	—	19,331	9,886	0.3%	(14)(16)
		Net Revenues Interest (25% of Net Revenues)	1/28/2015		—	N/A	—	—	—	—%	(14)(16)
								84,930	78,023	2.0%
Echelon Transportation, LLC	Aerospace & Defense	First Lien Term Loan	3/31/2014	11.75% (1ML+ 9.75%) plus 2.25% PIK	2.00	3/31/2022	52,457	52,457	52,457	1.3%	(10)(39)
		First Lien Term Loan	12/9/2016	11.00% (1ML+ 9.00%) plus 1.00% PIK	2.00	12/7/2024	22,949	22,949	22,949	0.6%	(10)(39)
		Membership Interest (100%)	3/31/2014		—	N/A	—	22,738	8,834	0.2%	(16)
								98,144	84,240	2.1%
First Tower Finance Company LLC (23)	Consumer Finance	First Lien Term Loan	6/24/2014	10.00% plus 12.00% PIK	—	6/24/2024	324,708	324,708	324,708	8.2%	(14)(39)
		Class A Units (95,709,910 units)	6/14/2012		—	N/A	—	31,146	267,648	6.8%	(14)(16)
								355,854	592,356	15.0%
Freedom Marine Solutions, LLC (24)	Energy Equipment & Services	Membership Interest (100%)	11/9/2006			N/A	—	44,492	11,717	0.3%	(16)
								44,492	11,717	0.3%
InterDent, Inc.	Health Care Providers & Services	First Lien Term Loan A/B	8/1/2018	11.85% (1ML+ 9.85%)	2.00	9/5/2022	14,249	14,249	14,249	0.4%	(10)
		First Lien Term Loan A	8/3/2012	6.50% (1ML+ 5.50%)	1.00	9/5/2022	79,242	79,242	79,242	2.0%	(10)
		First Lien Term Loan B	8/3/2012	12.00% PIK	—	9/5/2022	144,080	144,080	144,080	3.7%	(39)
		Common Stock (99,900 shares)	5/3/2019		—	N/A	—	45,118	174,768	4.4%	(16)
								282,689	412,339	10.5%
Kickapoo Ranch Pet Resort	Diversified Consumer Services	Membership Interest (100%)	8/26/2019		—	N/A	—	2,378	3,833	0.1%	(16)
								2,378	3,833	0.1%
MITY, Inc. (25)	Commercial Services & Supplies	First Lien Term Loan A	9/19/2013	10.00% (3ML+ 7.00%)	3.00	4/30/2025	29,867	29,867	29,867	0.8%	(10)(39)
		First Lien Term Loan B	6/23/2014	10.00% (3ML+ 7.00%) plus 10.00% PIK	3.00	4/30/2025	16,098	16,098	16,098	0.4%	(10)(39)
		Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%	—	1/1/2028	5,949	7,200	3,715	0.1%	(14)
		Common Stock (42,053 shares)	9/19/2013		—	N/A	—	27,349	—	—%	(16)
								80,514	49,680	1.3%
National Property REIT Corp. (26)	Equity Real Estate Investment Trusts (REITs) / Online Lending / Structured Finance	First Lien Term Loan A	12/31/2018	4.44% (3ML+ 1.44%) plus 3.53% PIK	3.00	12/31/2023	473,276	473,276	473,276	12.0%	(10)(39)
		First Lien Term Loan B	12/31/2018	5.00% (3ML+ 2.00%) plus 5.50% PIK	3.00	12/31/2023	6,600	6,600	6,600	0.2%	(10)(39)
		First Lien Term Loan C	10/31/2019	11.00% (3ML+ 10.00%) plus 2.25% PIK	1.00	12/31/2023	90,200	90,200	90,200	2.3%	(10)(39)
		First Lien Term Loan D	6/19/2020	3.50% (3ML+ 0.50%) plus 2.50% PIK	3.00	12/31/2023	183,425	183,425	183,425	4.6%	(10)(39)
		Residual Profit Interest	12/31/2018		—	N/A	—	—	34,507	0.9%	(35)
		Common Stock (3,254,594 shares)	12/31/2013		—	N/A	—	210	401,747	10.2%	(45)
								753,711	1,189,755	30.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2021
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(42)

Nationwide Loan Company LLC (27)	Consumer Finance	First Lien Term Loan	6/18/2014	10.00% plus 10.00% PIK	—	6/18/2022	$20,260	$20,260	$20,260	0.5%	(14)(39)
		Class A Units (38,550,460 units)	1/31/2013		—	N/A	—	20,846	27,733	0.7%	(14)(16)
								41,106	47,993	1.2%
NMMB, Inc. (28)	Media	First Lien Delayed Draw Term Loan - $10,000 Commitment	3/25/2020	10.50% (3ML+ 8.50%)	2.00	12/30/2024	—	—	—	—%	(10)(15)
		First Lien Term Loan	12/30/2019	10.50% (3ML+ 8.50%)	2.00	12/30/2024	4,874	4,874	4,874	0.1%	(3)(10)
		Common Stock (21,418 shares)	12/30/2019		—	N/A	—	12,869	42,014	1.1%	(16)
								17,743	46,888	1.2%
Pacific World Corporation (36)	Personal Products	First Lien Revolving Line of Credit - $26,000 Commitment	9/26/2014	8.25% (1ML+ 7.25%)	1.00	9/26/2025	20,825	20,825	20,825	0.5%	(10)(15)
		First Lien Term Loan A	12/31/2014	6.25% PIK (1ML+ 5.25%)	1.00	9/26/2025	41,625	41,625	41,625	1.1%	(10)(39)
		Convertible Preferred Equity (287,021 shares)	6/15/2018		—	N/A	—	186,795	8,647	0.2%	(16)
		Common Stock (6,778,414 shares)	9/29/2017		—	N/A	—	—	—	—%	(16)
								249,245	71,097	1.8%
R-V Industries, Inc.	Machinery	First Lien Term Loan	12/15/2020	10.00% (3ML+ 9.00%)	1.00	12/15/2028	28,622	28,622	28,622	0.7%	(3)(10)
		Common Stock (745,107 shares)	6/26/2007		—	N/A	—	6,866	21,071	0.5%	(16)
								35,488	49,693	1.2%
Universal Turbine Parts, LLC (34)	Trading Companies & Distributors	First Lien Delayed Draw Term Loan - $5,000 Commitment	2/28/2019	10.25% (1ML+ 7.75%)	2.50	4/5/2024	3,173	3,173	3,173	0.1%	(10)(15)
		First Lien Term Loan A	7/22/2016	6.75% (3ML+ 5.75%)	1.00	4/5/2024	29,575	29,575	23,933	0.6%	(10)
		Preferred Units (47,244,213 units)	3/31/2021		—	N/A	—	32,500	—	—%	(16)
		Common Stock (10,000 units)	12/10/2018		—	N/A	—	—	—	—%	(16)
								65,248	27,106	0.7%
USES Corp. (30)	Commercial Services & Supplies	First Lien Term Loan A	3/31/2014	9.00% PIK	—	7/29/2024	55,117	30,651	31,815	0.8%	(9)
		First Lien Term Loan B	3/31/2014	15.50% PIK	—	7/29/2024	77,483	35,568	—	—%	(9)
		First Lien Term Loan	12/30/2020	10.00% (1ML+ 9.00%)	1.00	7/29/2024	2,000	2,000	2,000	0.1%	(10)
		Common Stock (268,962 shares)	6/15/2016		—	N/A	—	—	—	—%	(16)
								68,219	33,815	0.9%
Valley Electric Company, Inc. (31)	Construction & Engineering	First Lien Debt to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	8.00% (3ML+ 5.00%) plus 2.50% PIK	3.00	12/31/2024	10,430	10,430	10,430	0.3%	(3)(10)(39)
		First Lien Term Loan	6/24/2014	8.00% plus 10.00% PIK	—	6/23/2024	33,301	33,301	33,301	0.8%	(39)
		Consolidated Revenue Interest (2.0%)	6/22/2018		—	N/A	—	—	1,857	—%	(12)
		Common Stock (50,000 shares)	12/31/2012		—	N/A	—	26,204	104,107	2.6%
								69,935	149,695	3.7%
Total Control Investments								$2,482,431	$2,919,717	74.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2021
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Affiliate Investments (5.00% to 24.99% voting control)(43)

Nixon, Inc. (32)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)	5/12/2017		—	N/A	$—	$—	$—	—%	(16)
								—	—	—%
PGX Holdings, Inc. (6)	Diversified Consumer Services	First Lien Term Loan	11/13/2020	6.25% (12ML+ 5.25%) plus 4.25% PIK	1.00	9/29/2023	47,746	45,720	47,746	1.2%	(3)(10)(39)
		1.5 Lien Term Loan	5/27/2020	14.50% PIK (12ML+ 13.50%)	1.00	6/28/2024	18,164	18,164	18,164	0.5%	(10)(39)
		Second Lien Term Loan	9/29/2014	15.75% PIK (1ML+ 14.75%)	1.00	9/29/2024	122,272	122,272	122,272	3.1%	(10)(39)
		Common Stock (40,780,359 shares)	5/27/2020		—	N/A	—	—	124,907	3.2%	(16)
								186,156	313,089	8.0%
RGIS Services, LLC	Commercial Services & Supplies	First Lien Term Loan	6/25/2020	8.50% (1ML+ 7.50%)	1.00	6/25/2025	3,680	3,680	3,680	0.1%	(8)(10)
		Membership Interest (5.11%)	6/25/2020		—	N/A	—	10,302	13,760	0.3%	(16)
								13,982	17,440	0.4%
Targus Cayman HoldCo Limited (33)	Textiles, Apparel & Luxury Goods	Common Stock (7,383,395 shares)	2/12/2016		—	N/A	—	2,805	26,205	0.6%	(16)
								2,805	26,205	0.6%
Total Affiliate Investments								$202,943	$356,734	9.0%

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2021
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note	4/7/2017	Residual Interest, current yield 17.07%	—	7/15/2030	$25,534	$19,980	$16,864	0.4%	(5)(14)
								19,980	16,864	0.4%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	8/9/2016	Residual Interest, current yield 11.48%	—	7/20/2034	32,200	32,932	27,521	0.7%	(5)(14)
								32,932	27,521	0.7%
CCS-CMGC Holdings, Inc.	Health Care Providers & Services	First Lien Term Loan	5/13/2019	5.60% (1ML+ 5.50%)	—	10/1/2025	9,526	9,422	9,526	0.2%	(3)(8)(10)
		Second Lien Term Loan	9/25/2018	9.10% (1ML+ 9.00%)	—	10/1/2026	37,000	36,532	37,000	0.9%	(3)(8)(10)
								45,954	46,526	1.1%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield 11.63%	—	7/29/2030	49,552	39,865	30,885	0.8%	(5)(14)
								39,865	30,885	0.8%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note	8/2/2013	Residual Interest, current yield 13.87%	—	4/24/2031	44,100	29,312	20,974	0.5%	(5)(14)
								29,312	20,974	0.5%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note	10/22/2013	Residual Interest, current yield 15.99%	—	4/28/2031	45,500	32,985	30,202	0.8%	(5)(14)
								32,985	30,202	0.8%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note	8/5/2014	Residual Interest, current yield 10.75%	—	10/17/2030	44,467	30,604	22,322	0.6%	(5)(14)
								30,604	22,322	0.6%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note	12/9/2016	Residual Interest, current yield 11.69%	—	10/21/2031	34,000	30,275	28,829	0.7%	(5)(14)
								30,275	28,829	0.7%
Cinedigm DC Holdings, LLC	Entertainment	First Lien Term Loan	2/28/2013	11.00% (3ML+ 9.00%) plus 2.50% PIK	2.00	3/31/2022	3,031	2,981	3,031	0.1%	(10)(39)
								2,981	3,031	0.1%
Collections Acquisition Company, Inc.	Diversified Financial Services	First Lien Term Loan	12/3/2019	10.15% (3ML+ 7.65%)	2.50	6/3/2024	30,165	30,165	30,165	0.8%	(3)(10)
								30,165	30,165	0.8%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note	12/18/2013	Residual Interest, current yield 3.38%	—	10/25/2028	40,275	22,044	19,078	0.5%	(5)(14)
								22,044	19,078	0.5%
Curo Group Holdings Corp.	Consumer Finance	Second Lien Term Loan	7/30/2020	8.25%	—	9/1/2025	14,621	12,525	15,188	0.4%	(14)(47)
								12,525	15,188	0.4%
Digital Room, LLC	Commercial Services & Supplies	First Lien Term Loan	5/14/2019	5.20% (6ML+ 5.00%)	—	5/21/2026	9,800	9,718	9,800	0.2%	(3)(8)(10)
		Second Lien Term Loan	5/14/2019	9.20% (6ML+ 9.00%)	—	5/21/2027	70,000	70,000	70,000	1.8%	(3)(8)(10)
								79,718	79,800	2.0%
Dunn Paper, Inc.	Paper & Forest Products	First Lien Term Loan	11/18/2019	6.25% (1ML+ 5.25%)	1.00	8/26/2022	4,468	4,418	4,468	0.1%	(3)(8)(10)
		Second Lien Term Loan	8/26/2016	10.25% (1ML+ 9.25%)	1.00	8/26/2023	11,500	11,429	11,347	0.3%	(3)(8)(10)
								15,847	15,815	0.4%
Easy Gardener Products, Inc.	Household Durables	Third Lien Term Loan	6/11/2020	10.25% (3ML+ 10.00%)	0.25	9/30/2024	3,950	3,950	3,950	0.1%	(10)
		Class A Units of EZG Holdings, LLC (200 units)	6/11/2020		—	N/A	—	313	781	—%	(16)
		Class B Units of EZG Holdings, LLC (12,525 units)	6/11/2020		—	N/A	—	1,688	5,043	0.1%	(16)
								5,951	9,774	0.2%
Edmentum (22)	Diversified Consumer Services	Escrow Receivable	12/11/2020		—	N/A	—	—	—	—%	(16)
								—	—	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2021
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Engine Group, Inc. (7)	Media	First Lien Term Loan	11/17/2020	5.75% (1ML+ 4.75%)	1.00	11/17/2023	$12,229	$12,229	$11,255	0.3%	(8)(10)
		Class B Common Units (1,039,554 units)	11/17/2020		—	N/A	—	26,991	707	—%	(8)
								39,220	11,962	0.3%
Engineered Machinery Holdings, Inc.	Machinery	Incremental Amendment No. 2 Second Lien Term Loan	5/6/2021	7.25% (3ML+ 6.50%)	0.75	5/21/2029	5,000	4,976	4,973	0.1%	(3)(8)(10)
								4,976	4,973	0.1%
Enseo Acquisition, Inc.	IT Services	First Lien Revolving Line of Credit - $5,000 Commitment	6/2/2021	9.00% (1ML+ 8.00%)	1.00	10/4/2021	—	—	—	—%	(10)(15)
		First Lien Term Loan	6/2/2021	9.00% (1ML+ 8.00%)	1.00	6/2/2026	55,000	55,000	55,000	1.4%	(3)(10)
								55,000	55,000	1.4%
Excelitas Technologies Corp. (f/k/a/ EXC Holdings III Corp.)	Technology Hardware, Storage & Peripherals	Second Lien Term Loan	11/17/2017	8.50% (3ML+ 7.50%)	1.00	12/1/2025	12,500	12,431	12,500	0.3%	(3)(8)(10)
								12,431	12,500	0.3%
Eze Castle Integration, Inc. (f/k/a/ H.I.G. ECI Merger Sub, Inc.)	IT Services	First Lien Delayed Draw Term Loan - $1,786 Commitment	7/15/2020	10.00% (1ML+ 8.50%)	1.50	7/15/2025	—	—	—	—%	(10)(15)
		First Lien Term Loan	7/15/2020	10.00% (1ML+ 8.50%)	1.50	7/15/2025	47,222	47,222	47,222	1.2%	(3)(10)
								47,222	47,222	1.2%
First Brands Group	Auto Components	First Lien Term Loan	3/24/2021	6.00% (1ML+ 5.00%)	1.00	3/30/2027	16,750	16,597	16,750	0.4%	(3)(8)(10)
		Second Lien Term Loan	3/24/2021	9.50% (1ML+ 8.50%)	1.00	3/30/2028	32,000	31,401	32,000	0.8%	(3)(8)(10)
								47,998	48,750	1.2%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 12.98%	—	10/15/2030	50,525	35,486	26,987	0.7%	(5)(14)
								35,486	26,987	0.7%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 13.22%	—	5/16/2031	24,575	17,050	12,121	0.3%	(5)(14)
								17,050	12,121	0.3%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 10.69%	—	7/15/2031	39,905	29,231	17,306	0.4%	(5)(14)
								29,231	17,306	0.4%
GEON Performance Solutions, LLC	Chemicals	First Lien Revolving Line of Credit - $3,621 Commitment	12/12/2019	7.88% (2ML+ 6.25%)	1.63	10/25/2024	—	—	—	—%	(10)(15)
		First Lien Term Loan	12/12/2019	7.88% (2ML+ 6.25%)	1.63	10/25/2024	28863	28,745	28863	0.7%	(3)(10)
								28,745	28,863	0.7%
Global Tel*Link Corporation	Diversified Telecommunication Services	First Lien Term Loan	8/7/2019	4.35% (1ML+ 4.25%)	—	11/29/2025	9,728	9,439	9,728	0.2%	(3)(8)(10)
		Second Lien Term Loan	11/20/2018	8.35% (1ML+ 8.25%)	—	11/29/2026	40,170	39,515	40,170	1.0%	(3)(8)(10)
								48,954	49,898	1.2%
GlobalTranz Enterprises, Inc.	Air Freight & Logistics	Second Lien Term Loan	5/15/2019	8.35% (1ML+ 8.25%)	—	5/15/2027	12,500	12,500	12,500	0.3%	(3)(8)(10)
								12,500	12,500	0.3%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Structured Finance	Subordinated Structured Note	8/7/2012	Residual Interest, current yield 0.00%	—	8/15/2023	23,188	3,704	22	—%	(5)(14)(17)
								3,704	22	—%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Structured Finance	Subordinated Structured Note	3/8/2013	Residual Interest, current yield 0.00%	—	4/15/2025	40,400	19,984	—	—%	(5)(14)(17)
								19,984	—	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2021
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2014-1 Ltd.	Structured Finance	Subordinated Structured Note	2/7/2014	Residual Interest, current yield 0.00%	—	4/20/2026	$24,500	$11,822	$—	—%	(5)(14)(17)
								11,822	—	—%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield 0.00%	—	4/28/2025	41,164	21,322	—	—%	(5)(14)(17)
								21,322	—	—%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield 0.00%	—	10/18/2027	39,598	29,557	4,825	0.1%	(5)(14)(17)
								29,557	4,825	0.1%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 1.09%	—	7/18/2031	19,025	13,024	5,180	0.1%	(5)(14)
								13,024	5,180	0.1%
Help/Systems Holdings, Inc.	Software	Second Lien Term Loan	11/14/2019	7.50% (3ML+ 6.75%)	0.75	11/19/2027	22,500	22,240	22,500	0.6%	(3)(8)(10)
								22,240	22,500	0.6%
Interventional Management Services, LLC	Health Care Providers & Services	First Lien Revolving Line of Credit - $5,000 Commitment	2/22/2021	9.50% (3ML+ 8.50%)	1.00	2/22/2025	2,000	2,000	2,000	0.1%	(10)(15)
		First Lien Term Loan	2/22/2021	9.50% (3ML+ 8.50%)	1.00	2/20/2026	69,795	69,795	69,795	1.8%	(3)(10)
								71,795	71,795	1.9%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	6/26/2015	Residual Interest, current yield 9.31%	—	10/20/2031	23,594	19,858	13,083	0.3%	(5)(14)
								19,858	13,083	0.3%
K&N Parent, Inc.	Auto Components	First Lien Term Loan	2/20/2020	5.75% (3ML+ 4.75%)	1.00	10/20/2023	1,883	1,710	1,883	—%	(3)(8)(10)
		Second Lien Term Loan	10/19/2016	9.75% (3ML+ 8.75%)	1.00	10/21/2024	25,887	25,615	25,887	0.7%	(3)(8)(10)
								27,325	27,770	0.7%
Keystone Acquisition Corp. (4)	Health Care Providers & Services	Second Lien Term Loan	5/10/2017	10.25% (3ML+ 9.25%)	1.00	5/1/2025	50,000	50,000	50,000	1.3%	(3)(8)(10)
								50,000	50,000	1.3%
KM2 Solutions LLC	IT Services	First Lien Term Loan	12/17/2020	9.00% (3ML+ 8.00%)	1.00	12/17/2025	24,875	24,875	24,875	0.6%	(3)(10)
								24,875	24,875	0.6%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 10.26%	—	7/21/2031	49,934	28,910	20,281	0.5%	(5)(14)
								28,910	20,281	0.5%
Legility, LLC	Professional Services	First Lien Term Loan	2/25/2020	7.00% (6ML+ 6.00%)	1.00	12/17/2025	18,963	18,661	18,963	0.5%	(3)(8)(10)
		First Lien Term Loan	2/25/2020	7.00% (1ML+ 6.00%)	1.00	12/17/2025	387	381	387	—%	(3)(8)(10)
								19,042	19,350	0.5%
LGC US FINCO, LLC	Machinery	First Lien Term Loan	1/17/2020	8.50% (1ML+ 7.50%)	1.00	12/20/2025	29,100	28,422	28,049	0.7%	(3)(8)(10)
								28,422	28,049	0.7%
Maverick Healthcare Equity, LLC	Health Care Providers & Services	Preferred Units (1,250,000 units)	10/31/2007		—	N/A	—	—	—	—%	(16)
		Class A Common Units (1,250,000 units)	10/31/2007		—	N/A	—	—	—	—%	(16)
								—	—	—%
Medusind Acquisition, Inc. (19)	Health Care Providers & Services	First Lien Term Loan	9/30/2019	9.00% (3ML+ 8.00%)	1.00	4/8/2024	24,136	23,906	24,136	0.6%	(3)(10)
								23,906	24,136	0.6%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note	4/17/2013	Residual Interest, current yield 5.79%	—	10/15/2030	43,650	28,800	16,135	0.4%	(5)(14)
								28,800	16,135	0.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2021
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 14.82%	—	7/15/2031	$47,830	$28,628	$26,301	0.7%	(5)(14)
								28,628	26,301	0.7%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 10.32%	—	7/19/2030	42,064	32,164	25,683	0.7%	(5)(14)
								32,164	25,683	0.7%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note	8/12/2015	Residual Interest, current yield 16.44%	—	4/16/2031	46,016	24,976	18,289	0.5%	(5)(14)
								24,976	18,289	0.5%
OneTouchPoint Corp	Professional Services	First Lien Term Loan	2/19/2021	9.00% (3ML+ 8.00%)	1.00	2/19/2026	40,298	40,298	40,298	1.0%	(3)(10)
								40,298	40,298	1.0%
Orva Buyer, LLC	Specialty Retail	First Lien Term Loan	12/23/2020	9.50% (1ML+ 7.50%)	2.00	12/23/2025	40,095	40,095	40,095	1.0%	(3)(10)
								40,095	40,095	1.0%
Pearl Intermediate Parent LLC	Health Care Providers & Services	Second Lien Term Loan	2/1/2018	6.35% (1ML+ 6.25%)	—	2/15/2026	5,000	4,985	5,000	0.1%	(3)(8)(10)
								4,985	5,000	0.1%
PeopleConnect Holdings, LLC (11)	Interactive Media & Services	First Lien Revolving Line of Credit - $8,918 Commitment	1/22/2020	10.00% (1ML+ 8.25%)	1.75	1/22/2025	—	—	—	—%	(10)(15)
		First Lien Term Loan	1/22/2020	10.00% (3ML+ 8.25%)	1.75	1/22/2025	180,127	180,127	180,127	4.6%	(3)(10)
								180,127	180,127	4.6%
PlayPower, Inc.	Leisure Products	First Lien Term Loan	5/7/2019	5.65% (3ML+ 5.50%)	—	5/10/2026	5,906	5,860	5,906	0.1%	(3)(8)(10)
								5,860	5,906	0.1%
Redstone Holdco 2 LP (22)	IT Services	Second Lien Delayed Draw Term Loan - $18,200 Commitment	4/16/2021	8.50% (3ML+ 7.75%)	0.75	4/27/2029	—	—	—	—%	(8)(10)(15)
		Second Lien Term Loan	4/16/2021	8.50% (3ML+ 7.75%)	0.75	4/27/2029	31,778	31,233	31,490	0.8%	(3)(8)(10)
								31,233	31,490	0.8%
Research Now Group, Inc. & Survey Sampling International LLC	Professional Services	First Lien Term Loan	12/8/2017	6.50% (6ML+ 5.50%)	1.00	12/20/2024	9,650	9,383	9,650	0.2%	(3)(8)(10)
		Second Lien Term Loan	12/8/2017	10.50% (6ML+ 9.50%)	1.00	12/20/2025	50,000	48,057	50,000	1.3%	(3)(8)(10)
								57,440	59,650	1.5%
Rising Tide Holdings, Inc.	Diversified Consumer Services	Second Lien Term Loan	5/26/2021	9.00% (1ML+ 8.25%)	0.75	6/1/2029	23,000	22,659	22,711	0.6%	(8)(10)
								22,659	22,711	0.6%
RME Group Holding Company	Media	First Lien Term Loan A	5/4/2017	8.00% (3ML+ 7.00%)	1.00	5/4/2022	26,896	26,896	26,896	0.7%	(3)(10)
		First Lien Term Loan B	5/4/2017	13.00% (3ML+ 12.00%)	1.00	5/4/2022	22,099	22,099	22,073	0.6%	(3)(10)
								48,995	48,969	1.3%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note	4/11/2014	Residual Interest, current yield 9.08%	—	4/21/2031	27,725	22,883	15,346	0.4%	(5)(14)
								22,883	15,346	0.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2021
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Rosa Mexicano	Hotels, Restaurants & Leisure	First Lien Revolving Line of Credit - $500 Commitment	3/29/2018	8.75% (3ML+ 7.50%)	1.25	3/29/2023	$524	$524	$505	—%	(10)(15)(39)
		First Lien Term Loan	3/29/2018	8.75% (3ML+ 7.50%)	1.25	3/29/2023	23,978	23,978	23,119	0.6%	(10)(39)
								24,502	23,624	0.6%
Securus Technologies Holdings, Inc.	Communications Equipment	First Lien Term Loan	8/2/2019	5.50% (3ML+ 4.50%)	1.00	11/1/2024	9,797	9,151	9,556	0.2%	(8)(10)
		Second Lien Term Loan	6/20/2017	9.25% (3ML+ 8.25%)	1.00	11/1/2025	50,662	50,558	49,325	1.3%	(3)(8)(10)
								59,709	58,881	1.5%
SEOTownCenter, Inc.	IT Services	First Lien Term Loan A	4/10/2018	9.50% (3ML+ 7.50%)	2.00	4/7/2023	24,104	24,104	24,104	0.6%	(3)(10)
		First Lien Term Loan B	4/10/2018	14.50% (3ML+ 12.50%)	2.00	4/7/2023	19,027	19,027	19,027	0.5%	(3)(10)
								43,131	43,131	1.1%
Shearer’s Foods, LLC	Food Products	Second Lien Term Loan	9/15/2020	8.75% (1ML+ 7.75%)	1.00	9/23/2028	5,000	4,909	5,000	0.1%	(3)(8)(10)
								4,909	5,000	0.1%
Shutterfly, Inc.	Internet & Direct Marketing Retail	First Lien Term Loan	11/14/2019	7.00% (1ML+ 6.00%)	1.00	9/25/2026	16,019	14,582	16,019	0.4%	(3)(8)(10)(47)
								14,582	16,019	0.4%
Sorenson Communications, LLC	Diversified Telecommunication Services	First Lien Term Loan	3/12/2021	6.25% (3ML+ 5.50%)	0.75	3/17/2026	17,550	17,379	17,550	0.4%	(3)(8)(10)
								17,379	17,550	0.4%
Southern Veterinary Partners	Health Care Providers & Services	Second Lien Term Loan	10/2/2020	8.75% (6ML+ 7.75%)	1.00	10/5/2028	8,000	7,927	8,000	0.2%	(3)(8)(10)
								7,927	8,000	0.2%
Spectrum Holdings III Corp	Health Care Equipment & Supplies	Second Lien Term Loan	1/26/2018	8.00% (6ML+ 7.00%)	1.00	1/31/2026	7,500	7,478	6,721	0.2%	(3)(8)(10)
								7,478	6,721	0.2%
Staples, Inc.	Distributors	First Lien Term Loan	11/18/2019	5.18% (3ML+ 5.00%)	—	4/16/2026	8,864	8,797	8,687	0.2%	(3)(8)(10)(47)
								8,797	8,687	0.2%
Strategic Materials	Household Durables	Second Lien Term Loan	10/27/2017	8.75% (3ML+ 7.75%)	1.00	11/1/2025	7,000	6,962	5,629	0.1%	(3)(8)(10)
								6,962	5,629	0.1%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interest	12/4/2006		—	N/A	—	—	—	—%	(13)(16)
								—	—	—%
Sudbury Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	11/14/2013	Residual Interest, current yield 0.00%	—	1/19/2026	28,200	13,875	6,868	0.2%	(5)(14)(17)
								13,875	6,868	0.2%
Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note	5/6/2014	Residual Interest, current yield 0.00%	—	7/14/2026	49,249	26,645	15,846	0.4%	(5)(14)(17)
								26,645	15,846	0.4%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note	10/17/2014	Residual Interest, current yield 11.95%	—	1/19/2032	63,830	45,451	27,674	0.7%	(5)(14)
								45,451	27,674	0.7%
The Octave Music Group, Inc.	Entertainment	First Lien Term Loan	2/26/2020	6.25% (1ML+ 5.25%) plus 0.75% PIK	1.00	5/29/2025	37,897	37,604	37,897	1.0%	(3)(8)(10)(39)
								37,604	37,897	1.0%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	1/26/2018	10.00% (3ML+ 8.50%)	1.50	1/26/2023	160,145	160,145	160,145	4.1%	(3)(10)
								160,145	160,145	4.1%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2021
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	10.00% (3ML+ 9.00%) plus 1.50% PIK	1.00	11/30/2025	$28,967	$28,967	$28,967	0.7%	(3)(10)(39)
								28,967	28,967	0.7%
Transplace Holdings, Inc.	Transportation Infrastructure	Second Lien Term Loan	10/2/2017	9.75% (6ML+ 8.75%)	1.00	10/6/2025	30,900	30,384	30,900	0.8%	(3)(8)(10)
								30,384	30,900	0.8%
United Sporting Companies, Inc. (18)	Distributors	Second Lien Term Loan	9/28/2012	13.25% (1ML+ 11.00%) plus 2.00% PIK	2.25	11/16/2019	144,692	103,730	6,936	0.2%	(9)(10)
								103,730	6,936	0.2%
Universal Fiber Systems, LLC	Textiles, Apparel & Luxury Goods	Second Lien Term Loan	10/2/2015	10.50% (1ML+ 9.50%)	1.00	10/2/2022	37,000	36,868	36,515	0.9%	(3)(8)(10)
								36,868	36,515	0.9%
Upstream Newco, Inc.	Health Care Providers & Services	First Lien Term Loan	11/20/2019	4.60% (1ML+ 4.50%)	—	11/20/2026	8,147	8,114	8,147	0.2%	(3)(8)(10)
		Second Lien Term Loan	11/20/2019	8.60% (1ML+ 8.50%)	—	11/20/2027	22,000	21,835	22,000	0.6%	(3)(8)(10)
								29,949	30,147	0.8%
USG Intermediate, LLC	Leisure Products	First Lien Revolving Line of Credit - $3,000 Commitment	4/15/2015	10.25% (1ML+ 9.25%)	1.00	8/24/2024	1,000	1,000	1,000	—%	(10)(15)
		First Lien Term Loan B	4/15/2015	12.75% (1ML+ 11.75%)	1.00	8/24/2024	13,381	13,381	13,381	0.3%	(3)(10)
		Equity	4/15/2015		—	N/A	—	1	—	—%	(16)
								14,382	14,381	0.3%
Venio LLC (48)	Professional Services	First Lien Term Loan	2/19/2014	4.00% plus 10.00% PIK (3ML + 7.50%)	2.50	2/19/2020	15,235	15,235	12,760	0.3%	(10)(39)
								15,235	12,760	0.3%
Vision Solutions, Inc. (29)	IT Services	Second Lien Term Loan	4/23/2021	8.00% (3ML+ 7.25%)	0.75	4/23/2029	60,000	59,438	60,000	1.5%	(3)(8)(10)
								59,438	60,000	1.5%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 9.72%	—	10/15/2030	40,612	30,665	24,830	0.6%	(5)(14)
								30,665	24,830	0.6%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 8.31%	—	4/18/2031	40,772	30,555	18,151	0.5%	(5)(14)
								30,555	18,151	0.5%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2016	Residual Interest, current yield 11.32%	—	10/20/2031	28,100	25,390	20,221	0.5%	(5)(14)
								25,390	20,221	0.5%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note	6/13/2017	Residual Interest, current yield 13.22%	—	4/20/2034	44,884	49,537	42,859	1.1%	(5)(14)
								49,537	42,859	1.1%
VT Topco, Inc.	Commercial Services & Supplies	Second Lien Term Loan	8/14/2018	7.10% (1ML+ 7.00%)	—	8/17/2026	7,000	6,978	6,882	0.2%	(3)(8)(10)
								6,978	6,882	0.2%
Total Non-Control/Non-Affiliate Investments								$3,372,750	$2,925,327	74.2%

Total Portfolio Investments								$6,058,124	$6,201,778	157.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2022 and June 30, 2021
(1)The terms “Prospect,” “the Company,” “we,” “us” and “our” mean Prospect Capital Corporation and its subsidiaries unless the context specifically requires otherwise. The securities in which Prospect has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These securities may be resold only in transactions that are exempt from registration under the Securities Act.
(2)Fair value is determined by or under the direction of our Board of Directors. Unless otherwise indicated by endnote 47 and endnote 51 below, all of our investments are valued using significant unobservable inputs. In accordance with ASC 820, such investments are classified as Level 3 within the fair value hierarchy. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.
(3)Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of the investments held by PCF at June 30, 2022 and June 30, 2021 were $2,638,042 and $1,797,733, respectively, representing 34.7% and 29.0% of our total investments, respectively.
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
(10)Certain variable rate securities in our portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. The 1-Month LIBOR, or “1ML”, was 1.79% as of June 30, 2022 and 0.10% as of June 30, 2021. The 2-Month LIBOR, or “2ML”, was 0.13% as June 30, 2021. The 3-Month LIBOR, or “3ML”, was 2.29% as of June 30, 2022 and 0.15% as of June 30, 2021. The 6-Month LIBOR, or “6ML”, was 2.94% as of June 30, 2022 and 0.16% as of June 30, 2021. The 12-Month LIBOR, or “12ML”, was 0.25% as of June 30, 2021. The 1-Month Secured Overnight Financing Rate or “1M SOFR”, was 1.69% as of June 30, 2022. The 3-Month Secured Overnight Financing Rate or “3M SOFR”, was 2.12% as of June 30, 2022.
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
(14)Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made,
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2022 and June 30, 2021 (Continued)

qualifying assets represent at least 70% of our total assets. As of June 30, 2022 and June 30, 2021, our qualifying assets, as a percentage of total assets, stood at 80.64% and 76.31%, respectively. We monitor the status of these assets on an ongoing basis.
(15)Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of June 30, 2022 and June 30, 2021, we had $43,934 and $67,385, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.
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
(19)Medusind Acquisition, Inc., Medusind Intermediate, Inc., Medusind Solutions Inc. and Medusind Inc. are joint borrowers.
(20)CP Holdings of Delaware LLC (“CP Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of CP Energy Services Inc. (“CP Energy”) as of June 30, 2022 and June 30, 2021. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $26,648 in first lien term loans (the “Spartan Term Loans”) due to us as of June 30, 2022. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. In September 2020, we made a new $26,193 Series A preferred stock investment in Spartan Energy Holdings, Inc., which equates to 100% of the Series A non-voting non-convertible preferred stock outstanding. In September 2020, Spartan Energy Services, LLC fully repaid the $26,193 Senior Secured Term Loan B receivable to us at par. We recorded a realized gain of $2,832 in our Consolidated Statement of Operations for the quarter ended September 30, 2020 as a result of this transaction.
(21)Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 99.01% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of June 30, 2022 and June 30, 2021, respectively. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company. Effective December 10, 2021, Credit Central’s term loan lenders were granted a first priority security interest on certain assets of Credit Central and our investment became classified as a First Lien Term Loan.
(22)Redstone Holdco 2 LP is the parent borrower on the second lien term loan. Redstone Buyer, LLC, Redstone Intermediate (Archer) HoldCo LLC, Redstone Intermediate (FRI) HoldCo LLC, Redstone Intermediate (NetWitness) HoldCo, LLC, and Redstone Intermediate (SecurID) HoldCo, LLC are joint borrowers on the Second Lien Term Loan.
(23)First Tower Holdings of Delaware LLC (“First Tower Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 80.03% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC, the operating company as of June 30, 2022 and June 30, 2021. We report First Tower Finance as a separate controlled company. Effective March 17, 2021, the First Tower, LLC lenders were granted a first priority security interest in First Tower Finance’s assets and our investment became classified as a First Lien Term Loan. Effective June 30, 2021, we increased our investment in our first lien term loan in the aggregate principal amount of $50,000 and the proceeds were returned to us as a distribution on our equity investment in First Tower, LLC.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2022 and June 30, 2021 (Continued)

(25)MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 100% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc. (“Mity-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. Our subordinated unsecured note issued and outstanding to Broda Canada is denominated in Canadian Dollars (“CAD”). As of June 30, 2022 and June 30, 2021, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder.
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
(27)Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 94.48% of Nationwide Loan Company LLC, the operating company, as of June 30, 2022 and June 30, 2021. We report Nationwide Loan Company LLC as a separate controlled company. Prospect has a first priority security interest in the assets of Nationwide.
(28)NMMB Holdings, Inc. (“NMMB Holdings”), a consolidated entity in which we own 100% of the equity, owns 90.42% and 94.82% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of June 30, 2022 and June 30, 2021, respectively. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.
(29)Vision Solutions, Inc. and Precisely Software Incorporate (f/k/a Syncsort Incorporated) are joint borrowers on the Second Lien Term Loan.
(30)Prospect owns 99.96% of the equity of USES Corp. as of June 30, 2022 and June 30, 2021.
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
(32)As of June 30, 2022 and June 30, 2021, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC (f/k/a Nixon Holdco, LLC), the parent company of Nixon, Inc.
(33)Prospect owns 9.19% of the equity in Targus Cayman HoldCo Limited (“Targus”), the parent company of Targus International LLC (“Targus International”) as of June 30, 2022 and June 30, 2021.
(34)UTP Holdings Group, Inc. (“UTP Holdings”) owns all of the voting stock of Universal Turbine Parts, LLC (“UTP”) and has appointed a Board of Directors to UTP Holdings, consisting of three employees of the Investment Advisor. UTP Holdings owns UTP. UTP Holdings is a wholly-owned holding company controlled by Prospect and therefore Prospect’s investment in UTP is classified as a control investment.
(35)As of June 30, 2022 and June 30, 2021, the residual profit interest includes both (i) 8.33% of New TLA and TLD residual profit and (ii) 100% of TLC residual profits, with both calculated quarterly in arrears.
(36)Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.97% ownership interest of Pacific World as of June 30, 2022 and June 30, 2021, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.
(37)The following shows the composition of our investment portfolio at cost by control designation, investment type, and by industry as of June 30, 2022:
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2022 and June 30, 2021 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$53,209	$—	$—	$—	$55,581	$108,790
Commercial Services & Supplies	119,139	—	—	7,200	27,349	153,688
Construction & Engineering	56,753	—	—	—	11,506	68,259
Consumer Finance	450,387	—	—	—	71,323	521,710
Diversified Consumer Services	—	—	—	—	2,378	2,378
Energy Equipment & Services	79,346	—	—	—	221,150	300,496
Equity Real Estate Investment Trusts (REITs)	631,486	—	—	—	15,830	647,316
Health Care Providers & Services	273,448	—	—	—	45,118	318,566
Machinery	33,622	—	—	—	6,866	40,488
Media	29,723	—	—	—	—	29,723
Online Lending	29,080	—	—	—	—	29,080
Personal Products	71,101	—	—	—	189,295	260,396
Trading Companies & Distributors	32,716	—	—	—	32,500	65,216
Structured Finance (A)	186,800	—	—	—	—	186,800
Total Control Investments	$2,046,810	$—	$—	$7,200	$678,896	$2,732,906
Affiliate Investments
Commercial Services & Supplies	3,680	—	—	—	10,303	13,983
Diversified Consumer Services	$71,382	$153,931	$—	$—	$—	$225,313
Textiles, Apparel & Luxury Goods	—	—	—	—	2,805	2,805
Total Affiliate Investments	$75,062	$153,931	$—	$—	$13,108	$242,101
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$83,077	$95,000	$—	$—	$—	$178,077
Auto Components	22,388	82,111	—	—	—	104,499
Building Products	—	35,000	—	—	—	35,000
Capital Markets	—	42,500	—	—	—	42,500
Commercial Services & Supplies	70,342	185,282	—	—	1,500	257,124
Communications Equipment	9,202	50,578	—	—	—	59,780
Consumer Finance	47,029	—	—	—	—	47,029
Distributors	174,800	103,730	—	—	—	278,530
Diversified Consumer Services	—	22,702	—	—	—	22,702
Diversified Financial Services	36,878	—	—	—	—	36,878
Diversified Telecommunication Services	44,220	121,746	—	—	—	165,966
Food & Staples Retailing	9,262	—	—	—	—	9,262
Food Products	—	130,998	—	—	—	130,998
Health Care Equipment & Supplies	—	7,483	—	—	—	7,483
Health Care Providers & Services	182,160	158,704	—	—	1,546	342,410
Health Care Technology	89,675	—	—	—	—	89,675
Hotels, Restaurants & Leisure	23,359	—	—	—	—	23,359
Household Durables	91,406	29,768	—	—	2,001	123,175
Household Products	20,936	—	—	—	—	20,936
Insurance	—	21,966	—	—	—	21,966
Interactive Media & Services	233,204	—	—	—	—	233,204
Internet & Direct Marketing Retail	20,212	—	—	—	—	20,212
IT Services	176,855	128,456	—	—	—	305,311
Leisure Products	39,014	—	—	—	1	39,015
Machinery	58,310	9,982	—	—	—	68,292
Media	51,348	—	—	—	26,991	78,339
Paper & Forest Products	—	11,445	—	—	—	11,445
Pharmaceuticals	25,557	—	—	—	—	25,557
Professional Services	81,536	123,496	—	—	—	205,032
Software	—	52,295	—	—	—	52,295
Technology Hardware, Storage & Peripherals	—	12,447	—	—	—	12,447
Textiles, Apparel & Luxury Goods	166,686	8,937	—	—	—	175,623
Structured Finance	—	—	997,703	—	—	997,703
Total Non-Control/ Non-Affiliate	$1,757,456	$1,434,626	$997,703	$—	$32,039	$4,221,824
Total Portfolio Investment Cost	$3,879,328	$1,588,557	$997,703	$7,200	$724,043	$7,196,831
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2022 and June 30, 2021 (Continued)

The following shows the composition of our investment portfolio at fair value by control designation, investment type, and by industry as of June 30, 2022:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	% of Net Assets
Control Investments
Aerospace & Defense	$53,209	$—	$—	$—	$12,557	$65,766	1.6%
Commercial Services & Supplies	73,316	—	—	7,200	1,878	82,394	2.0%
Construction & Engineering	56,753	—	—	—	89,230	145,983	3.5%
Consumer Finance	452,317	—	—	—	282,301	734,618	17.8%
Diversified Consumer Services	—	—	—	—	3,833	3,833	0.1%
Energy Equipment & Services	79,346	—	—	—	47,254	126,600	3.1%
Equity Real Estate Investment Trusts (REITs)	631,486	—	—	—	768,371	1,399,857	34.0%
Health Care Providers & Services	273,448	—	—	—	132,746	406,194	9.9%
Machinery	33,622	—	—	—	23,301	56,923	1.4%
Media	29,723	—	—	—	80,220	109,943	2.7%
Online Lending	29,080	—	—	—	—	29,080	0.7%
Personal Products	$59,179	$—	$—	$—	$—	$59,179	1.4%
Trading Companies & Distributors	31,147	—	—	—	—	31,147	0.8%
Structured Finance (A)	186,800	—	—	—	—	186,800	4.5%
Total Control Investments	$1,989,426	$—	$—	$7,200	$1,441,691	$3,438,317	83.5%
Fair Value % of Net Assets	48.3%	—%	—%	0.2%	35.0%	83.5%
Affiliate Investments
Commercial Services & Supplies	$3,680	$—	$—	$—	$13,324	$17,004	0.4%
Diversified Consumer Services	$71,382	$153,931	$—	$—	$114,940	$340,253	8.2%
Textiles, Apparel & Luxury Goods	—	—	—	—	36,007	36,007	0.9%
Total Affiliate Investments	$75,062	$153,931	$—	$—	$164,271	$393,264	9.5%
Fair Value % of Net Assets	1.8%	3.7%	—%	—%	4.0%	9.5%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$83,414	$95,000	$—	$—	$—	$178,414	4.3%
Auto Components	22,210	81,326	—	—	—	103,536	2.5%
Building Products	—	34,697	—	—	—	34,697	0.8%
Capital Markets	—	41,574	—	—	—	41,574	1.0%
Commercial Services & Supplies	70,221	183,889	—	—	3,457	257,567	6.3%
Communications Equipment	8,962	48,594	—	—	—	57,556	1.4%
Consumer Finance	30,550	—	—	—	—	30,550	0.7%
Distributors	174,001	6,107	—	—	—	180,108	4.4%
Diversified Consumer Services	—	21,583	—	—	—	21,583	0.5%
Diversified Financial Services	36,878	—	—	—	—	36,878	0.9%
Diversified Telecommunication Services	44,090	122,266	—	—	—	166,356	4.0%
Food & Staples Retailing	9,440	—	—	—	—	9,440	0.2%
Food Products	—	127,436	—	—	—	127,436	3.1%
Health Care Equipment & Supplies	—	6,966	—	—	—	6,966	0.2%
Health Care Providers & Services	181,747	158,843	—	—	1,807	342,397	8.4%
Health Care Technology	89,675	—	—	—	—	89,675	2.2%
Hotels, Restaurants & Leisure	22,651	—	—	—	—	22,651	0.5%
Household Durables	91,406	27,633	—	—	3,613	122,652	3.0%
Household Products	20,936	—	—	—	—	20,936	0.5%
Insurance	—	22,280	—	—	—	22,280	0.5%
Interactive Media & Services	233,204	—	—	—	—	233,204	5.8%
Internet & Direct Marketing Retail	17,454	—	—	—	—	17,454	0.4%
IT Services	176,855	126,826	—	—	—	303,681	7.4%
Leisure Products	38,757	—	—	—	—	38,757	0.9%
Machinery	57,866	9,669	—	—	—	67,535	1.6%
Media	51,197	—	—	—	—	51,197	1.2%
Paper & Forest Products	—	4,952	—	—	—	4,952	0.1%
Pharmaceuticals	25,962	—	—	—	—	25,962	0.6%
Professional Services	79,056	124,200	—	—	—	203,256	4.9%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2022 and June 30, 2021 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	% of Net Assets
Software	—	52,500	—	—	—	52,500	1.3%
Technology Hardware, Storage & Peripherals	—	12,398	—	—	—	12,398	0.3%
Textiles, Apparel & Luxury Goods	166,686	8,666	—	—	—	175,352	4.4%
Structured Finance	—	—	711,429	—	—	711,429	17.3%
Total Non-Control/ Non-Affiliate	$1,733,218	$1,317,405	$711,429	$—	$8,877	$3,770,929	91.6%
Fair Value % of Net Assets	42.1%	32.0%	17.3%	—%	0.2%	91.6%
Total Portfolio	$3,797,706	$1,471,336	$711,429	$7,200	$1,614,839	$7,602,510	184.6%
Fair Value % of Net Assets	92.2%	35.7%	17.3%	0.2%	39.2%	184.6%
(A) Our SSN investments do not have industry concentrations and as such have been separated in the tables above.
(B) Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.
(38)The following shows the composition of our investment portfolio at cost by control designation, investment type, and by industry as of June 30, 2021:

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$75,406	$—	$—	$—	$—	$—	$22,738	$98,144
Commercial Services & Supplies	114,184	—	—	—	—	7,200	27,349	148,733
Construction & Engineering	43,731	—	—	—	—	—	26,204	69,935
Consumer Finance	344,968	—	65,599	—	—	—	71,323	481,890
Diversified Consumer Finance	—	—	—	—	—	—	2,378	2,378
Energy Equipment & Services	57,078	—	—	—	—	—	220,149	277,227
Equity Real Estate Investment Trusts (REITs)	656,701	—	—	—	—	—	210	656,911
Health Care Providers & Services	237,571	—	—	—	—	—	45,118	282,689
Machinery	28,622	—	—	—	—	—	6,866	35,488
Media	4,874	—	—	—	—	—	12,869	17,743
Online Lending	6,600	—	—	—	—	—	—	6,600
Personal Products	62,450	—	—	—	—	—	186,795	249,245
Trading Companies & Distributors	32,748	—	—	—	—	—	32,500	65,248
Structured Finance (A)	90,200	—	—	—	—	—	—	90,200
Total Control Investments	$1,755,133	$—	$65,599	$—	$—	$7,200	$654,499	$2,482,431
Affiliate Investments
Commercial Services & Supplies	$3,680	$—	$—	$—	$—	$—	$10,302	$13,982
Diversified Consumer Services	45,720	18,164	122,272	—	—	—	—	186,156
Textiles, Apparel & Luxury Goods	—	—	—	—	—	—	2,805	2,805
Total Affiliate Investments	$49,400	$18,164	$122,272	$—	$—	$—	$13,107	$202,943
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$—	$12,500	$—	$—	$—	$—	$12,500
Auto Components	18,307	—	57,016	—	—	—	—	75,323
Chemicals	28,745	—	—	—	—	—	—	28,745
Commercial Services & Supplies	9,718	—	85,184	—	—	—	—	94,902
Communications Equipment	9,151	—	50,558	—	—	—	—	59,709
Consumer Finance	37,429	—	12,525	—	—	—	—	49,954
Distributors	168,942	—	103,730	—	—	—	—	272,672
Diversified Consumer Services	—	—	22,659	—	—	—	—	22,659
Diversified Financial Services	30,165	—	—	—	—	—	—	30,165
Diversified Telecommunication Services	26,818	—	39,515	—	—	—	—	66,333
Entertainment	40,585	—	—	—	—	—	—	40,585
Food Products	—	—	61,409	—	—	—	—	61,409
Health Care Equipment & Supplies	—	—	7,478	—	—	—	—	7,478
Health Care Providers & Services	179,401	—	121,279	—	—	—	—	300,680
Hotels, Restaurants, & Leisure	24,502	—	—	—	—	—	—	24,502
Household Durables	—	—	6,962	3,950	—	—	2,001	12,913
Household Products	21,186	—	—	—	—	—	—	21,186
Insurance	—	—	21,911	—	—	—	—	21,911
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2022 and June 30, 2021 (Continued)

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Cost Total
Interactive Media & Services	180,127	—	—	—	—	—	—	180,127
Internet & Direct Marketing Retail	54,677	—	—	—	—	—	—	54,677
IT Services	170,228	—	90,671	—	—	—	—	260,899
Leisure Products	20,241	—	—	—	—	—	1	20,242
Machinery	57,389	—	4,976	—	—	—	—	62,365
Media	61,224	—	—	—	—	—	26,991	88,215
Paper & Forest Products	4,418	—	11,429	—	—	—	—	15,847
Professional Services	83,958	—	48,057	—	—	—	—	132,015
Software	—	—	22,240	—	—	—	—	22,240
Technology Hardware, Storage & Peripherals	—	—	12,431	—	—	—	—	12,431
Textiles, Apparel & Luxury Goods	162,639	—	36,868	—	—	—	—	199,507
Transportation Infrastructure	—	—	30,384	—	—	—	—	30,384
Structured Finance (A)	—	—	—	—	1,090,175	—	—	1,090,175
Total Non-Control/ Non-Affiliate	$1,389,850	$—	$859,782	$3,950	$1,090,175	$—	$28,993	$3,372,750
Total Portfolio Investment Cost	$3,194,383	$18,164	$1,047,653	$3,950	$1,090,175	$7,200	$696,599	$6,058,124
The following shows the composition of our investment portfolio at fair value by control designation, investment type, and by industry as of June 30, 2021:

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	% of Net Assets
Control Investments
Aerospace & Defense	$75,406	$—	$—	$—	$—	$—	$8,834	$84,240	2.1%
Commercial Services & Supplies	79,780	—	—	—	—	3,715	—	83,495	2.1%
Construction & Engineering	43,731	—	—	—	—	—	105,964	149,695	3.8%
Consumer Finance	344,968	—	68,137	—	—	—	305,267	718,372	18.2%
Diversified Consumer Services	—	—	—	—	—	—	3,833	3,833	0.1%
Energy Equipment & Services	57,078	—	—	—	—	—	26,126	83,204	2.1%
Equity Real Estate Investment Trusts (REITs)	656,701	—	—	—	—	—	436,254	1,092,955	27.6%
Health Care Providers & Services	237,571	—	—	—	—	—	174,768	412,339	10.5%
Machinery	28,622	—	—	—	—	—	21,071	49,693	1.3%
Media	4,874	—	—	—	—	—	42,014	46,888	1.2%
Online Lending	6,600	—	—	—	—	—	—	6,600	0.2%
Personal Products	62,450	—	—	—	—	—	8,647	71,097	1.8%
Trading Companies & Distributors	27,106	—	—	—	—	—	—	27,106	0.7%
Structured Finance (A)	90,200	—	—	—	—	—	—	90,200	2.3%
Total Control Investments	$1,715,087	$—	$68,137	$—	$—	$3,715	$1,132,778	$2,919,717	74.0%
Fair Value % of Net Assets	43.5%	—%	1.7%	—%	—%	0.1%	28.7%	74.0%
Affiliate Investments
Commercial Services & Supplies	$3,680	$—	$—	$—	$—	$—	$13,760	$17,440	0.4%
Diversified Consumer Services	47,746	18,164	122,272	—	—	—	124,907	313,089	7.9%
Textiles, Apparel & Luxury Goods	—	—	—	—	—	—	26,205	26,205	0.7%
Total Affiliate Investments	$51,426	$18,164	$122,272	$—	$—	$—	$164,872	$356,734	9.0%
Fair Value % of Net Assets	1.3%	0.5%	3.1%	—%	—%	—%	4.1%	9.0%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$—	$12,500	$—	$—	$—	$—	$12,500	0.3%
Auto Components	18,633	—	57,887	—	—	—	—	76,520	1.9%
Chemicals	28,863	—	—	—	—	—	—	28,863	0.7%
Commercial Services & Supplies	9,800	—	85,382	—	—	—	—	95,182	2.4%
Communications Equipment	9,556	—	49,325	—	—	—	—	58,881	1.5%
Consumer Finance	38,041	—	15,188	—	—	—	—	53,229	1.3%
Distributors	168,832	—	6,936	—	—	—	—	175,768	4.5%
Diversified Consumer Services	—	—	22,711	—	—	—	—	22,711	0.6%
Diversified Financial Services	30,165	—	—	—	—	—	—	30,165	0.8%
Diversified Telecommunication Services	27,278	—	40,170	—	—	—	—	67,448	1.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2022 and June 30, 2021 (Continued)

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	% of Net Assets
Entertainment	40,928	—	—	—	—	—	—	40,928	1.0%
Food Products	—	—	61,948	—	—	—	—	61,948	1.6%
Health Care Equipment & Supplies	—	—	6,721	—	—	—	—	6,721	0.2%
Health Care Providers & Services	179,768	—	122,000	—	—	—	—	301,768	7.6%
Hotels, Restaurants & Leisure	23,624	—	—	—	—	—	—	23,624	0.6%
Household Durables	—	—	5,629	3,950	—	—	5,824	15,403	0.4%
Household Products	21,186	—	—	—	—	—	—	21,186	0.5%
Insurance	—	—	22,280	—	—	—	—	22,280	0.6%
Interactive Media & Services	180,127	—	—	—	—	—	—	180,127	4.6%
Internet & Direct Marketing Retail	56,114	—	—	—	—	—	—	56,114	1.5%
IT Services	170,228	—	91,490	—	—	—	—	261,718	6.7%
Leisure Products	20,287	—	—	—	—	—	—	20,287	0.5%
Machinery	57,016	—	4,973	—	—	—	—	61,989	1.6%
Media	60,224	—	—	—	—	—	707	60,931	1.5%
Paper & Forest Products	4,468	—	11,347	—	—	—	—	15,815	0.4%
Professional Services	82,058	—	50,000	—	—	—	—	132,058	3.3%
Software	—	—	22,500	—	—	—	—	22,500	0.6%
Technology Hardware, Storage & Peripherals	—	—	12,500	—	—	—	—	12,500	0.3%
Textiles, Apparel & Luxury Goods	162,639	—	36,515	—	—	—	—	199,154	5.0%
Transportation Infrastructure	—	—	30,900	—	—	—	—	30,900	0.8%
Structured Finance (A)	—	—	—	—	756,109	—	—	756,109	19.2%
Total Non-Control/ Non-Affiliate	$1,389,835	$—	$768,902	$3,950	$756,109	$—	$6,531	$2,925,327	74.2%
Fair Value % of Net Assets	35.2%	—%	19.5%	0.1%	19.2%	—%	0.2%	74.2%
Total Portfolio	$3,156,348	$18,164	$959,311	$3,950	$756,109	$3,715	$1,304,181	$6,201,778	157.2%
Fair Value % of Net Assets	80.0%	0.5%	24.3%	0.1%	19.2%	0.1%	33.0%	157.2%
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2022 and June 30, 2021 (Continued)

(39)The interest rate on these investments, excluding those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended June 30, 2022:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
CP Energy Services Inc. - First Lien Term Loan	13.25%	—%	13.25%	(A)
CP Energy Services Inc. - First Lien Term Loan A to Spartan Energy Services, LLC	9.67%	—%	9.67%	(B)
Credit Central Loan Company, LLC - First Lien Term Loan	12.92%	7.08%	10.00%	(C)
First Tower Finance Company LLC - First Lien Term Loan	8.72%	3.28%	12.00%
InterDent, Inc. - First Lien Term Loan B	12.00%	—%	12.00%
MITY, Inc. - First Lien Term Loan A	3.30%	6.70%	—%	(D)
MITY, Inc. - First Lien Term Loan B	6.59%	13.41%	10.00%	(D)
National Property REIT Corp. - Senior Secured Term Loan A	—%	3.53%	3.53%
National Property REIT Corp. - Senior Secured Term Loan B	—%	5.50%	5.50%
National Property REIT Corp. - First Lien Term Loan C	—%	2.25%	2.25%
National Property REIT Corp. - First Lien Term Loan D	—%	2.50%	2.50%
Nationwide Loan Company LLC - First Lien Term Loan	—%	10.00%	10.00%
Pacific World Corporation - Revolving Line of Credit	8.92%	—%	8.92%	(E)
Pacific World Corporation - First Lien Term Loan A	6.92%	—%	6.92%
Town & Country Holdings, Inc. - First Lien Term Loan	N/A	N/A	N/A	(F)
TPS, LLC - First Lien Term Loan	1.50%	—%	1.50%
Valley Electric Co. of Mt. Vernon, Inc. - First Lien Term Loan	—%	2.50%	2.50%
Valley Electric Company, Inc. - First Lien Term Loan	—%	10.00%	10.00%
Valley Electric Company, Inc. - First Lien Term Loan B	—%	4.50%	4.50%	(G)
Venio LLC - First Lien Term Loan	1.00%	—%	1.00%

(A) Effective March 31, 2022, the CP Energy Fourteenth Amendment to Loan Agreement was amended to allow 100% of the June 30, 2022 interest accruing in cash to be payable in kind resulting in a current PIK rate capitalized of 13.25%.
(B) On October 28, 2021, the Spartan Energy Services, LLC Twenty-Second Amendment to Amended and Restated Senior Secured Loan Agreement was
amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 9.67%.
(C) On December 17, 2018, the Credit Central Senior Subordinated Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 20.00%.
(D) On March 23, 2021, the Mity Amendment No. 1 and Waiver to Note Purchase Agreement was amended to allow Senior Secured Note A and
Senior Secured Note B interest accruing in cash to be payable in kind resulting in a maximum current TLA PIK rate of 10% and TLB PIK rate of 20.00%.
(E) Effective as of December 29, 2021, the Pacific World Corporation Amendment No. 8 was amended to allow the Revolving Line of Credit interest accruing in cash to be payable in kind resulting in a maximum current rate of 8.92%.
(F) On December 31, 2021, the Town & Country Holdings, Inc. Seventh Amendment to Loan Agreement was amended to allow the First Lien
Term loan interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 8.125%. As of June 30, 2022 there is no longer interest accruing as payable in kind.
(G) On March 28, 2022, the Valley Electric Company, Inc, Loan Agreement was amended to allow interest accruing at a maximum current PIK rate of 4.50%.

The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended June 30, 2021:
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2022 and June 30, 2021 (Continued)

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Cinedigm DC Holdings, LLC - First Lien Term Loan	—%	2.50%	2.50%
CP Energy Services Inc. - First Lien Term Loan	12.00%	—%	12.00%	(A)
Credit Central Loan Company, LLC - Second Lien Term Loan	—%	10.00%	10.00%	(B)
Echelon Transportation, LLC - First Lien Term Loan	2.25%	—%	2.25%	(C)
Echelon Transportation, LLC - First Lien Term Loan	1.00%	—%	1.00%	(D)
First Tower Finance Company LLC - First Lien Term Loan	3.69%	8.31%	12.00%
InterDent, Inc. - First Lien Term Loan B	12%	—%	12.00%
MITY, Inc. - First Lien Term Loan A	10.00%	—%	—%	(E)
MITY, Inc. - First Lien Term Loan B	20.00%	—%	10.00%	(E)
National Property REIT Corp. - First Lien Term Loan A	—%	3.53%	3.53%
National Property REIT Corp. - First Lien Term Loan B	—%	5.50%	5.50%
National Property REIT Corp. - First Lien Term Loan C	—%	2.25%	2.25%
National Property REIT Corp. - First Lien Term Loan D	—%	2.50%	2.50%
Nationwide Loan Company LLC - First Lien Term Loan	—%	10.00%	10.00%
Pacific World Corporation - First Lien Term Loan A	6.25%	—%	6.25%
PGX Holdings, Inc. - Second Lien Term Loan	15.75%	—%	15.75%
PGX Holdings, Inc. - 1.5 Lien	14.50%	—%	14.50%
PGX Holdings, Inc. - First Lien Term Loan	4.25%	—%	4.25%
Rosa Mexicano - First Lien Revolving Line of Credit	4.50%	—%	4.50%	(F)
Rosa Mexicano - First Lien Term Loan	4.50%	—%	4.50%	(F)
The Octave Music Group, Inc. (fka Touchtunes) - First Lien Term Loan	—%	0.75%	0.75%
TPS, LLC - First Lien Term Loan	1.50%	—%	1.50%
Valley Electric Co. of Mt. Vernon, Inc. - First Lien Term Loan	—%	2.50%	2.50%
Valley Electric Company, Inc. - First Lien Term Loan	—%	10.00%	10.00%
Venio LLC - First Lien Term Loan	10.00%	—%	10.00%
(A) On June 29, 2021, the CP Energy Eleventh Amendment to Loan Agreement was amended to allow 100% of the June 30, 2021 interest accruing in cash to be payable in kind resulting in a current PIK rate capitalized of 12.00%
(B) On December 17, 2018, the Credit Central Senior Subordinated Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 20.00%.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2022 and June 30, 2021 (Continued)

(40)As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2022 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2021	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at June 30, 2022	Interest income	Dividend income	Other income	Net realized gains (losses)
CP Energy Services Inc.	$44,621	$11,277	$—	$8,362	$64,260	$5,424	$—	$—	$—
CP Energy - Spartan Energy Services, LLC	26,866	10,992	—	10,583	48,441	1,884	—	6	—
Credit Central Loan Company, LLC	78,023	9,599	(1,295)	(9,392)	76,935	15,106	—	—	—
Echelon Transportation LLC	84,240	10,646	—	(29,120)	65,766	7,695	—	—	—
First Tower Finance Company LLC	592,356	42,669	(11,153)	(16,589)	607,283	74,501	—	7,898	—
Freedom Marine Solutions, LLC	11,717	1,000	—	1,182	13,899	—	—	—	—
InterDent, Inc.	412,339	36,123	(246)	(42,022)	406,194	26,517	—	200	—
Kickapoo Ranch Pet Resort	3,833	—	—	—	3,833	—	25	—	—
MITY, Inc.	49,680	4,956	—	5,363	59,999	7,317	—	—	12
National Property REIT Corp.	1,189,755	410,867	(301,382)	316,497	1,615,737	63,818	—	69,772	—
Nationwide Loan Company LLC	47,993	—	—	2,407	50,400	4,108	2,650	405	—
NMMB, Inc.	46,888	25,000	(13,021)	51,076	109,943	1,206	8,383	450	3,946
Pacific World Corporation	71,097	11,151	—	(23,069)	59,179	4,779	—	—	—
R-V Industries, Inc.	49,693	5,000	—	2,230	56,923	3,051	441	125	—
Universal Turbine Parts, LLC	27,106	—	(33)	4,074	31,147	2,354	—	—	—
USES Corp.	33,815	—	—	(11,420)	22,395	203	—	—	—
Valley Electric Company, Inc.	149,695	13,022	(14,698)	(2,036)	145,983	7,531	3,150	926	—
Total	$2,919,717	$592,302	$(341,828)	$268,126	$3,438,317	$225,494	$14,649	$79,782	$3,958
(A)    Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, OID accretion and PIK interest, and any transfer of investments.
(B)     Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.
(41)As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2022 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2021	Gross Additions (Cost) (A)	Gross Reductions (Cost) (B)	Net unrealized gains (losses)	Fair Value at June 30, 2022	Interest income	Dividend income	Other income	Net realized gains (losses)
Nixon, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
PGX Holdings, Inc.	313,089	229,984	(190,825)	(11,995)	340,253	30,032	—	4,032	—
RGIS Services, LLC	17,440	—	—	(436)	17,004	317	256	—	—
Targus Cayman HoldCo Limited	26,205	—	—	9,802	36,007	—	—	—	—
Total	$356,734	$229,984	$(190,825)	$(2,629)	$393,264	$30,349	$256	$4,032	$—
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2022 and June 30, 2021 (Continued)

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
(43)As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2021 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2020	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at June 30, 2021	Interest income	Dividend income	Other income	Net realized gains (losses)
Edmentum Ultimate Holdings, LLC	$59,618	$9,278	$(63,425)	$(5,471)	$—	$8,955	$—	$33	$4,469
Nixon, Inc.	—	—	—	—	—	—	—	—	—
PGX Holdings, Inc.	106,711	81,113	(1,489)	126,754	313,089	22,016	—	76	—
RGIS Services, LLC(C)	—	19,276	(5,294)	3,458	17,440	—	378	—	—
Targus Cayman HoldCo Limited	21,208	—	—	4,997	26,205	—	—	—	—
Total	$187,537	$109,667	$(70,208)	$129,738	$356,734	$30,971	$378	$109	$4,469
(A)    Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, PIK interest, and any transfer of investments.
(B)    Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.
(C)    Investment was transferred from non-controlled/non-affiliate investments at $17,926, the fair market value at the beginning of the three month period ended June 30, 2021.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2022 and June 30, 2021 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Amerilife Group, LLC	Second Lien Term Loan	9/3/2020, 12/2/2020, 6/10/2021	12,060
Apidos CLO XI	Subordinated Structured Note	11/2/2016, 4/8/2021	7,559
Apidos CLO XII	Subordinated Structured Note	1/26/2018	4,070
Apidos CLO XV	Subordinated Structured Note	3/29/2018	6,480
Apidos CLO XXII	Subordinated Structured Note	2/24/2020	1,912
Atlantis Health Care Group (Puerto Rico), Inc.	First Lien Revolving Line of Credit	4/15/2013, 5/21/2013, 3/11/2014, 6/26/2017, 9/29/2017, 10/12/2017, 10/31/2017	7,500
Atlantis Health Care Group (Puerto Rico), Inc.	First Lien Term Loan	12/9/2016	42,000
Barings CLO 2018-III	Subordinated Structured Note	5/18/2018	9,255
BCPE North Star US Holdco 2, Inc.	Second Lien Term Loan	12/30/2021	65,000
Belnick, LLC	First Lien Term Loan	6/27/2022	5,000
Broder Bros., Co.	First Lien Term Loan	1/29/2019, 2/28/2019, 9/10/2021, 9/30/2021	25,370
Brookside Mill CLO Ltd.	Subordinated Structured Note	1/29/2018	3,605
California Street CLO IX Ltd.	Subordinated Structured Note	9/6/2016, 10/17/2016	6,842
Cent CLO 21 Limited	Subordinated Structured Note	7/12/2018	1,024
CIFC Funding 2014-IV-R, Ltd.	Subordinated Structured Note	10/12/2018, 12/20/2021	2,860
Collections Acquisition Company, Inc.	First Lien Term Loan	1/13/2022	6,900
Columbia Cent CLO 27 Limited	Subordinated Structured Note	12/2/2021	7,815
CP Energy Services Inc.	First Lien Term Loan A to Spartan Energy Services, LLC	4/9/2021, 1/10/2022	12,181
CP Energy Services Inc.	Common Stock	10/11/2013, 12/26/2013, 4/6/2018, 12/31/2019	69,586
Credit Central Loan Company, LLC	Class A Units	12/28/2012, 3/28/2014, 6/26/2014, 9/28/2016, 8/21/2019	11,975
Credit Central Loan Company, LLC	First Lien Term Loan	6/26/2014, 9/28/2016	41,335
Curo Group Holdings Corp.	First Lien Term Loan	8/31/2021, 11/18/2021, 1/12/2022	17,033
Curo Group Holdings Corp.	Second Lien Term Loan	7/31/2020, 10/6/2020, 10/8/2020, 10/19/2020, 11/12/2020, 11/18/2020, 11/20/2020	10,252
DRI Holding, Inc.	First Lien Term Loan	4/26/2022	4,900
DRI Holding, Inc.	Second Lien Term Loan	5/18/2022	10,000
Echelon Transportation, LLC	Membership Interest	3/31/2014, 9/30/2014, 12/9/2016	22,488
Echelon Transportation, LLC	First Lien Term Loan	11/14/2018, 7/9/2019, 5/5/2020, 10/9/2020, 1/21/2021, 3/18/2021	5,465
First Brands Group	First Lien Term Loan	4/27/2022	5,955
First Brands Group	Second Lien Term Loan	5/12/2022	4,938
First Tower Finance Company LLC	Class A Units	12/30/2013, 6/24/2014, 12/15/2015, 11/21/2016, 3/9/2018	39,885
First Tower Finance Company LLC	First Lien Term Loan to First Tower, LLC	12/15/2015, 3/9/2018, 3/24/2022	43,047
Freedom Marine Solutions, LLC	Membership Interest	10/1/2009, 12/22/2009, 1/13/2010, 3/30/2010, 5/13/2010, 2/14/2011, 4/28/2011, 7/7/2011, 10/20/2011, 10/30/2015, 1/7/2016, 4/11/2016, 8/11/2016, 1/30/2017, 4/20/2017, 6/13/2017, 8/30/2017, 1/17/2018, 2/15/2018, 5/8/2018, 10/31/2018, 5/14/2021, 4/18/2022	41,468
Galaxy XV CLO, Ltd.	Subordinated Structured Note	8/21/2015, 3/10/2017	9,161
Galaxy XXVII CLO, Ltd.	Subordinated Structured Note	6/11/2015	1,460
GEON Performance Solutions, LLC	First Lien Revolving Line of Credit	12/12/2019, 1/10/2020, 2/3/2020, 2/6/2020, 3/2/2020, 3/6/2020, 4/9/2020, 5/7/2020, 6/3/2020	3,796
Global Tel*Link Corporation	Second Lien Term Loan	4/10/2019, 8/22/2019, 9/20/2019, 9/14/2021, 9/17/2021, 12/17/2021, 2/7/2022	96,743
Help/Systems Holdings, Inc.	Second Lien Term Loan	5/11/2021, 10/14/2021	54,649
Interdent, Inc.	First Lien Term Loan A	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014, 7/14/2021, 3/28/2022	93,903
Interdent, Inc.	Senior Secured Term Loan B	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
Interventional Management Services, LLC	First Lien Revolving Line of Credit	2/25/2021, 11/17/2021	5,000
Jefferson Mill CLO Ltd.	Subordinated Structured Note	9/21/2018	2,047
K&N Parent, Inc.	Second Lien Term Loan	8/14/2018, 9/5/2018, 9/7/2018, 9/10/2018, 9/24/2018, 11/12/2020	13,111
Kickapoo Ranch Pet Resort	Membership Interest	10/21/2019, 12/4/2019	28
LCM XIV Ltd.	Subordinated Structured Note	9/25/2015, 5/18/2018	9,422
LGC US FINCO, LLC	First Lien Term Loan	3/2/2022	2,095
Mamba Purchaser, Inc.	Second Lien Term Loan	5/4/2022, 5/10/2022	17,860
Medical Solutions Holdings, Inc.	Second Lien Term Loan	5/4/2022	504
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2022 and June 30, 2021 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
MITY, Inc.	Common Stock	6/23/2014	7,200
MITY, Inc.	First Lien Term Loan A	1/17/2017, 3/23/2021	10,650
MITY, Inc.	First Lien Term Loan B	1/17/2017, 6/3/2019	11,000
Nationwide Loan Company LLC	Class A Units	3/28/2014, 6/18/2014, 9/30/2014, 6/29/2015, 3/31/2016, 8/31/2016, 5/31/2017, 10/31/2017	20,469
Nationwide Loan Company LLC	First Lien Term Loan	12/28/2015, 8/31/2016	1,999
National Property REIT Corp.	First Lien Term Loan A	4/3/2020, 5/15/2020, 6/10/2020, 7/29/2020, 8/14/2020, 9/15/2020,10/15/2020, 10/30/2020, 11/10/2020, 11/13/2020, 11/19/2020, 12/11/2020, 1/27/2021, 2/25/2021, 3/11/2021, 5/14/2021, 6/14/2021, 6/25/2021, 8/16/2021, 11/15/2021, 11/26/2021, 12/1/2021, 12/28/2021, 1/14/2022, 2/15/2022, 3/17/2022, 3/28/2022, 4/1/2022, 4/7/2022, 5/24/2022, 6/6/2022	492,819
National Property REIT Corp.	First Lien Term Loan B	12/8/2021, 12/17/2021, 1/13/2022, 2/8/2022, 2/14/2022, 2/17/2022, 2/24/2022	28,880
National Property REIT Corp.	First Lien Term Loan C	10/23/2019, 1/23/2020, 3/31/2020, 4/8/2020, 8/4/2020, 12/7/2021, 1/7/2022, 2/2/2022, 5/12/2022, 5/19/2022, 6/6/2022	197,800
NMMB, Inc.	First Lien Term Loan	12/30/2019, 3/28/2022	40,100
Octagon Investment Partners XV, Ltd.	Subordinated Structured Note	4/27/2015, 8/3/2015, 6/27/2017	10,516
Octagon Investment Partners 18-R Ltd.	Subordinated Structured Note	3/23/2018	8,908
Pacific World Corporation	First Lien Revolving Line of Credit	10/21/2014, 12/19/2014, 4/7/2015, 4/22/2015, 8/12/2016, 10/18/2016, 2/7/2017, 2/21/2017, 4/26/2017, 10/11/2017, 10/17/2017, 1/16/2018, 12/27/2018, 3/15/2019, 7/2/2019, 8/15/2019, 9/1/2021, 10/19/2021	40,825
Pacific World Corporation	Convertible Preferred Equity	4/3/2019, 4/29/2019, 6/3/2019, 10/4/2019, 11/12/2019, 12/20/2019, 1/7/2020, 3/5/2020, 12/30/2021	22,600
PeopleConnect Holdings, LLC	First Lien Revolving Line of Credit	1/31/2020	1,115
PeopleConnect Holdings, LLC	First Lien Term Loan	10/21/2021	82,005
PetVet Care Centers, LLC (f/k/a Pearl Intermediate Parent LLC)	Second Lien Term Loan	11/22/2021, 5/10/2022	10,950
PGX Holdings, Inc.	First Lien Term Loan - new	11/16/2021, 5/25/2022	25,000
PGX Holdings, Inc.	First Lien Term Loan	12/1/2020,12/14/2020,12/23/2020, 12/26/2020, 3/5/2021, 4/23/2021, 4/27/2021, 5/4/2021, 6/28/2021	34,589
PGX Holdings, Inc.	1.5 Lien Term Loan	9/18/2020, 12/31/2020	14,362
PGX Holdings, Inc.	Second Lien Term Loan	12/23/2016, 12/28/2016	15,034
Redstone Holdco 2 LP	Second Lien Term Loan	9/10/2021	17,903
Romark WM-R Ltd.	Subordinated Structured Note	3/29/2018	5,125
Rosa Mexicano	First Lien Revolving Line of Credit	3/27/2020	500
R-V Industries, Inc.	First Lien Term Loan	3/4/2022	5,000
R-V Industries, Inc.	Common Stock	12/27/2016	1,854
Securus Technologies Holdings, Inc.	Second Lien Term Loan	11/13/2017, 11/24/2017, 8/6/2018, 8/24/2018, 3/18/2019	22,750
SEOTownCenter, Inc.	First Lien Term Loan A	11/2/2018	3,000
SEOTownCenter, Inc.	First Lien Term Loan B	11/2/2018	2,000
Shutterfly, LLC	2021 Refinancing First Lien Term Loan B	9/17/2021	3,969
Sorenson Communications, LLC	First Lien Term Loan	5/12/2022, 5/19/2022	19,675
Symphony CLO XV, Ltd.	Subordinated Structured Note	12/7/2018	2,655
Town & Country Holdings, Inc.	First Lien Term Loan	7/13/2018, 7/16/2018	105,000
Transplace Holdings, Inc.	Second Lien Term Loan	1/4/2018, 11/3/2020	6,131
United Sporting Companies, Inc.	Second Lien Term Loan	3/7/2013	58,650
Universal Turbine Parts, LLC	First Lien Delayed Draw Term Loan	10/24/2019, 2/7/2020, 2/26/2020, 4/5/2021	3,216
USES Corp.	First Lien Term Loan A	6/15/2016, 6/29/2016, 2/22/2017, 4/27/2017, 5/4/2017, 8/30/2017, 10/11/2017, 12/11/2018, 8/30/2019	14,100
USG Intermediate, LLC	First Lien Revolving Line of Credit	7/2/2015, 9/23/2015, 9/14/2017, 8/21/2019, 9/17/2020, 9/18/2021, 5/19/2022	10,700
USG Intermediate, LLC	First Lien Term Loan B	8/24/2017, 7/30/2021, 2/9/2022	27,975
Valley Electric Company, Inc.	Common Stock	12/31/2012, 6/24/2014	18,502
Valley Electric Company, Inc.	First Lien Term Loan	6/30/2014, 8/31/2018, 3/28/2022	18,129
Vision Solutions, Inc.	Second Lien Term Loan	5/28/2021, 6/24/2021, 6/3/2022	59,333
Voya CLO 2014-1, Ltd.	Subordinated Structured Note	3/29/2018	3,943
VT Topco, Inc.	Second Lien Term Loan	5/2/2022, 5/12/2022	4,941
VT Topco, Inc.	2021 Second Lien Term Loan	4/27/2022, 5/12/2022	6,939
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2022 and June 30, 2021 (Continued)

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

Fiscal Year	Follow-On Investments (NPRC Common Stock, excluding cost of initial investment)
2014	$4,555
2015	68,693
2016	93,857
2017	116,830
2018	137,024
2019	11,582
2020	19,800
2022	15,620
(46)Prospect owns 38.95% of the preferred stock of Legere Pharmaceutical Holdings, Inc. (“Legere”), which represents 4.98% voting interest in Legere. Legere is the parent company of the borrower, Preventics, Inc. (d/b/a Legere Pharmaceuticals).
(47)This investment represents a Level 2 security in the ASC 820 table as of June 30, 2022. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.
(48)During the year ended June 30, 2021, Venio, LLC repaid in full third-party first lien senior secured debt and, as a result of such repayment, our second lien secured term loan that was previously contractually subordinated to such third-party first lien senior secured debt was re-characterized to a first lien senior secured term loan. In December 2020, Venio, LLC completed the sale of a majority of its assets and we received $3,693 in proceeds, which was applied to the outstanding principal balance of our first lien term loan. As of June 30, 2022, $14,554 in aggregate principal remained outstanding. We expect to receive additional distributions from remaining assets and legal claims against a third party.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Cash
All cash balances are maintained with high credit quality financial institutions which are members of the Federal Deposit Insurance Corporation ("FDIC"). Cash held at financial institutions, at times, may exceed the FDIC insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institutions where the amounts are held.
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the year ended June 30, 2022. Refer to Note 12. Income Taxes.

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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of June 30, 2022 and June 30, 2021, our qualifying assets as a percentage of total assets, stood at 80.64% and 76.31%, respectively.
Investment Transactions
Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. We determine the fair value of our investments on a quarterly basis (as discussed in Investment Valuation below), with quarter over quarter fluctuations in fair value reflected as a net change in unrealized gains (losses) from investments in the Consolidated Statement of Operations.
Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific identification method. Amounts for investments traded but not yet settled are reported in Due to Broker or Due from Broker, in the Consolidated Statements of Assets and Liabilities. As of June 30, 2022, we have no assets going through foreclosure.
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
Other Risks
Political developments, including civil conflicts and war, sanctions or other measures by the United States or other governments, natural disasters, public health crises and other events outside the Company’s control can directly or indirectly have a material adverse impact on the Company and our portfolio companies.

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
For most of our investments, market quotations are not available. With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, due to factors such as volume and frequency of price quotes, our Board of Directors has approved a multi-step valuation process each quarter, as described below.
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
Our non-CLO investments that are classified as Level 3 are valued utilizing a yield technique, enterprise value (“EV”) technique, net asset value technique, asset recovery technique, discounted cash flow technique, or a combination of techniques, as appropriate. The yield technique uses loan spreads for loans and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the EV technique, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market (multiples) valuation approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent merger and acquisitions transactions, and/or a discounted cash flow technique. The net asset value technique, an income approach, is used to derive a value of an underlying investment (such as real estate property) by dividing a relevant earnings stream by an appropriate capitalization rate. For this purpose, we consider capitalization rates for similar properties as may be obtained from guideline public companies and/or relevant transactions. The asset recovery technique is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow technique converts future cash flows or earnings to a range of fair values from which a single

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

estimate may be derived utilizing an appropriate discount rate. The fair value measurement is based on the net present value indicated by current market expectations about those future amounts.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of June 30, 2022, approximately 0.4% of our total assets at fair value are in non-accrual status.
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
ASC Topic 606 Revenue from Contracts with Customers (“ASC Topic 606”) does not apply to the above revenue associated with financial instruments and interest income.
Other income consists of structuring fees, amendment fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous receipts, which are recognized as revenue when received. Structuring fees, and certain other amendment or advisory fees, are derived from us providing specific transaction or advisory related services to our portfolio companies. We evaluate and make conclusions on the appropriateness of taking fees immediately into revenue in accordance with ASC Topic 606. Our fees are generally earned in response to us providing advisory assistance to our portfolio companies for capital structuring services (amendments where applicable). These fees are generated from new originations as well as from follow-on investments and amendments to existing portfolio companies. These fees are fixed based on contractual terms, are generally only available to us as a result of PSEC’s investments, are paid at the closing, are generally non-recurring and non-refundable and are recognized as revenue upon completion of our performance obligations (closing of transaction, execution of amendment, etc.). See Note 10 Other Income.
Realized gains or losses on the sale of investments are calculated using the specific identification method. Refer to Investment Transactions above.
Dividend income is recorded on the ex-dividend date.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of June 30, 2022, we do not expect to have any excise tax due for the 2022 calendar year. Thus, we have not accrued any excise tax for this period.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of June 30, 2022, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

federal tax returns for the tax years ended August 31, 2019 and thereafter remain subject to examination by the Internal Revenue Service.
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
Financing Costs
We record origination expenses related to our Revolving Credit Facility as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation for our Revolving Credit Facility. Debt issuance costs and origination discounts related to our Convertible Notes and Public Notes are presented net againt the outstanding principal of the respetive instrument and amortized as part of interst expense using the effective interest method over the stated life of the respective instrument. Debt issuance costs and origination discounts related to our Prospect Capital InterNotes® (collectively, with our Convertible Notes and Public Notes, our “Unsecured Notes”) are net against the outstanding principal amount of our Prospect Capital InterNotes® and are amortized as part of interest expense using the straight-line method over the stated matruity of the respective note. In the event that we modify or extinguish our debt before maturity, we follow the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Revolving Credit Facility, any unamortized deferred costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our Unsecured Notes, any unamortized deferred costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.
Unamortized deferred financing costs are presented as a direct deduction to the respective Unsecured Notes (see Notes 5, 6, and 7).
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of June 30, 2022 and June 30, 2021, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.

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
Preferred Stock
In accordance with ASC 480-10-S99-3A, the Company’s Preferred Stock (as defined in “Note 9. Equity Offerings, Offering Expenses, and Distributions”) has been classified in temporary equity on the Statement of Assets and Liabilities for the fiscal year ended June 30, 2022 due to the possibility of a Change of Control triggering event that could lead to redemption outside of the Company’s control. The Preferred Stock is recorded net of offering costs and issuance costs. Unpaid dividends relating to the Preferred Stock are included in the preferred stock carrying value on the Statement of Assets and Liabilities. Dividends declared on the Preferred Stock are included in preferred stock dividends on the Statement of Operations. 5.50% Preferred Stock issued prior to the issuance of our 5.35% Series A Preferred Stock has a carrying value on our Consolidated Statement of Assets and Liabilities equal to liquidation value per share.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended June 30, 2022.
In August 2020, FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adoption, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021. We do not expect this ASU to have a material impact on our consolidated financial statements and disclosures.
In December 2020, the SEC adopted Rule 2a-5. The rule establishes a consistent, principles-based framework for boards of directors to use in creating their own specific processes in order to determine fair values in good faith. The effective date for compliance with Rule 2a-5 is September 8, 2022. The Company does not anticipate adoption of this rule to have significant impact on the Company’s financial statements and disclosures.

Note 3. Portfolio Investments
At June 30, 2022, we had investments in 129 long-term portfolio investments and CLOs, which had an amortized cost of $7,196,831 and a fair value of $7,602,510. At June 30, 2021, we had investments in 124 long-term portfolio investments, which had an amortized cost of $6,058,124 and a fair value of $6,201,778.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $2,322,287 and $1,087,813 during the years ended June 30, 2022 and June 30, 2021, respectively. Debt repayments and considerations from sales of equity securities of approximately $1,121,603 and $822,150 were received during the years ended June 30, 2022 and June 30, 2021, respectively.
The following table shows the composition of our investment portfolio as of June 30, 2022 and June 30, 2021:

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	June 30, 2022		June 30, 2021
	Cost	Fair Value	Cost	Fair Value
First Lien Revolving Line of Credit	$39,775	$39,746	$27,522	$27,503
First Lien Debt	3,839,553	3,757,960	3,166,861	3,128,845
1.5 Lien Debt	—	—	18,164	18,164
Second Lien Debt	1,588,557	1,471,336	1,047,653	959,311
Third Lien Debt	—	—	3,950	3,950
Unsecured Debt	7,200	7,200	7,200	3,715
Subordinated Structured Notes	997,703	711,429	1,090,175	756,109
Equity	724,043	1,614,839	696,599	1,304,181
Total Investments	$7,196,831	$7,602,510	$6,058,124	$6,201,778
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
•Third Lien Debt includes our debt investments listed on the SOI as third lien term loans.
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
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
First Lien Revolving Line of Credit	$—	$—	$39,746	$39,746
First Lien Debt	—	73,816	3,684,144	3,757,960
Second Lien Debt	—	—	1,471,336	1,471,336
Unsecured Debt	—	—	7,200	7,200
Subordinated Structured Notes	—	—	711,429	711,429
Equity	—	—	1,614,839	1,614,839
Total Investments	$—	$73,816	$7,528,694	$7,602,510

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2021:

	Level 1	Level 2	Level 3	Total
First Lien Revolving Line of Credit	$—	$—	$27,503	$27,503
First Lien Debt	—	24,706	3,104,139	3,128,845
1.5 Lien Debt	—	—	18,164	$18,164
Second Lien Debt	—	15,188	944,123	959,311
Third Lien Debt	—	—	3,950	$3,950
Unsecured Debt	—	—	3,715	3,715
Subordinated Structured Notes	—	—	756,109	756,109
Equity	—	—	1,304,181	1,304,181
Total Investments	$—	$39,894	$6,161,884	$6,201,778
The following tables show the aggregate changes in the fair value of our Level 3 investments during the year ended June 30, 2022:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2021	$2,919,717	$356,734	$2,885,433	$6,161,884
Net realized gains (losses) on investments	3,958	—	(16,714)	(12,756)
Net change in unrealized gains (losses)	268,126	(2,629)	21,249	286,746
Net realized and unrealized gains (losses)	272,084	(2,629)	4,535	273,990
Purchases of portfolio investments	516,949	227,931	1,426,854	2,171,734
Payment-in-kind interest	74,744	27	8,353	83,124
Accretion (amortization) of discounts and premiums, net	609	2,026	(68,239)	(65,604)
Repayments and sales of portfolio investments	(345,786)	(190,825)	(541,429)	(1,078,040)
Transfers out of Level 3 (2)	—	—	(38,899)	(38,899)
Transfers into Level 3(2)	—	—	20,505	20,505
Fair value as of June 30, 2022	$3,438,317	$393,264	$3,697,113	$7,528,694

	Revolving Line of Credit	First Lien Debt	1.5 Lien Debt	Second Lien Debt	Third Lien Debt	Subordinated Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2021	$27,503	$3,104,139	$18,164	$944,123	$3,950	$3,715	$756,109	$1,304,181	$6,161,884
Net realized (losses) gains on investments	—	(464)	—	—	—	12	(16,250)	3,946	(12,756)
Net change in unrealized (losses) gains	(10)	(25,618)	—	(23,817)	—	3,485	47,792	284,914	286,746
Net realized and unrealized (losses) gains (1)	(10)	(26,082)	—	(23,817)	—	3,497	31,542	288,860	273,990
Purchases of portfolio investments	12,011	1,189,071	—	939,428	—	—	9,518	22,166	2,172,194
Payment-in-kind interest	1,918	79,451	—	1,755	—	—	—	—	83,124
Accretion (amortization) of discounts and premiums, net	1	6,670	—	2,411	—	—	(74,686)	—	(65,604)
Repayments and sales of portfolio investments	(1,677)	(689,459)	(18,164)	(322,671)	(3,950)	(12)	(11,054)	(31,513)	(1,078,500)
Transfers within Level 3 (1)	—	38,748	—	(69,893)	—	—	—	31,145	—
Transfers out of Level 3(2)	—	(38,899)	—	—	—	—	—	—	(38,899)
Transfers into Level 3(2)	—	20,505	—	—	—	—	—	—	20,505
Fair value as of June 30, 2022	$39,746	$3,684,144	$—	$1,471,336	$—	$7,200	$711,429	$1,614,839	$7,528,694
(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(2)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the year ended June 30, 2022 two of our first lien notes transferred out of Level 2 to Level 3 because inputs to the valuation became unobservable. During the year ended June 30, 2022 two of our first lien notes transferred out of Level 3 to Level 2 because inputs to the valuations became observable.

The following tables show the aggregate changes in the fair value of our Level 3 investments during the year ended June 30, 2021:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2020	$2,259,292	$187,537	$2,785,499	$5,232,328
Net realized gains on investments	2,955	4,469	74	7,498
Net change in unrealized gains	464,719	129,738	96,838	691,295
Net realized and unrealized gains	467,674	134,207	96,912	698,793
Purchases of portfolio investments	260,867	61,305	680,710	1,002,882
Payment-in-kind interest	48,703	23,546	3,272	75,521
Accretion of discounts and premiums, net	449	6,890	1,831	9,170
Repayments and sales of portfolio investments	(117,268)	(74,677)	(629,200)	(821,145)
Transfers within Level 3(1)	—	17,926	(17,926)	—
Transfers out of Level 3(2)(3)	—	—	(35,665)	(35,665)
Fair value as of June 30, 2021	$2,919,717	$356,734	$2,885,433	$6,161,884

	First Lien Revolving Line of Credit	First Lien Debt	1.5 Lien Debt	Second Lien Revolving Line of Credit	Second Lien Debt	Third Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2020	$28,405	$2,422,523	$1,981	$8,539	$1,263,427	$3,990	$51,079	$708,961	$743,423	$5,232,328
Net realized gains on investments	—	2,832	—		—	—	2	73	4,591	7,498
Net change in unrealized gains (losses)	60	126,030	—		64,343	—	(9,182)	46,052	463,992	691,295
Net realized and unrealized gains (losses) (1)	60	128,862	—	—	64,343	—	(9,180)	46,125	468,583	698,793
Purchases of portfolio investments	4,316	465,410	14,363		254,555		—	5,398	258,840	1,002,882
Payment-in-kind interest	21	43,392	1,820	219	27,449		2,620	—	—	75,521
Accretion of discounts and premiums, net	—	4,588			2,445		6,439	(4,302)	—	9,170
Repayments and sales of portfolio investments	(5,299)	(431,413)		(8,758)	(318,592)	(40)	(47,243)	(73)	(9,727)	(821,145)
Transfers within Level 3(1)	—	503,572			(346,634)		—	—	(156,938)	—
Transfers out of Level 3 (2)	—	(32,795)			(2,870)		—	—	—	(35,665)
Fair value as of June 30, 2021	$27,503	$3,104,139	$18,164	$—	$944,123	$3,950	$3,715	$756,109	$1,304,181	$6,161,884
(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
(2)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the year ended June 30, 2021 three of our first lien notes and one of our second lien notes transferred out of Level 3 to Level 2 because the inputs to the valuation became observable.
The net change in unrealized gains (losses) on the investments that use Level 3 inputs was $286,147 and $575,284 for investments still held as of June 30, 2022 and June 30, 2021, respectively.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of June 30, 2022 and June 30, 2021:

	June 30, 2022			June 30, 2021
	Cost	Fair Value	% of Portfolio	Cost	Fair Value	% of Portfolio
Equity Real Estate Investment Trusts (REITs)	$647,316	$1,399,857	18.4%	$656,911	$1,092,955	17.7%
Consumer Finance	568,739	765,168	10.1%	531,844	771,601	12.4%
All Other Industries	5,980,776	5,437,485	71.5%	4,869,369	4,337,222	69.9%
Total	$7,196,831	$7,602,510	100.0%	$6,058,124	$6,201,778	100.0%

As of June 30, 2022 investments in California comprised 10.1% of our investments at fair value, with a cost of $880,210 and a fair value of $768,646. As of June 30, 2021 investments in California comprised 10.4% of our investments at fair value, with a cost of $695,584 and a fair value of $645,192.
Impact of the coronavirus (“COVID-19”) pandemic
On March 11, 2020, the World Health Organization declared the coronavirus (the “COVID-19”) as a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. COVID-19 had a devastating impact on the global economy, including the U.S. economy, and has resulted in a global economic recession.
In response to the COVID-19 outbreak, many states, including those in which we and our portfolio companies operate, issued orders that required the closure of non-essential businesses and/or required or encouraged residents to stay at home as to contain or mitigate its spread, which resulted in business shutdowns, cancellations of and restrictions on events and travel, significant reductions in demand for certain goods and services, reductions in and restriction on business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, including the United States, have relaxed or eliminated the early public health restrictions, the outbreak of new, mutated or worsening strains of the COVID-19 may result in a resurgence in the number of reported cases and hospitalizations related to the COVID-19 pandemic. Such increases in cases could lead to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally. Despite the greater availability of vaccines within the United States, it remains unclear how quickly the vaccines will be distributed globally or whether “herd immunity” will be achieved. Additionally, various areas of everyday life continue to be impacted by detailed COVID-related protocols, and the continuation of these protocols could extend the social and economic impacts of the pandemic described above. These factors, among others, could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time.
The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies and SSN investments. The COVID-19 pandemic continues to have a particularly adverse impact on industries in which certain of our portfolio companies operate, including energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The COVID-19 pandemic is continuing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies and SSN investments after June 30, 2022, including for the reasons described herein. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.
As a BDC, we are required to carry our investments at fair value as determined in good faith by our Board of Directors. Depending on market conditions, we could incur substantial losses in future periods, which could have a material adverse impact on our business, financial condition, and results of operations.
Although it is difficult to predict the extent of the impact of the COVID-19 outbreak on the underlying CLO vehicles we invest in, CLO vehicles in which we invest may fail to satisfy certain financial covenants, including with respect to adequate collateralization and/or interest coverage tests. Such failure could cause the assets of the CLO vehicle to not receive full par credit for purposes of calculation of the CLO vehicle’s overcollateralization tests and as a consequence, may lead to a reduction in such CLO vehicle’s payments to us, because holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO vehicle or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The COVID-19 pandemic has adversely impacted the fair value of some of our investments that operate in the aircraft leasing, energy, and restaurant industries as of June 30, 2022, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the COVID-19 pandemic. As a result, our valuations at June 30, 2022 may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of some of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may incur net unrealized losses or may incur realized losses after June 30, 2022, which could have a material adverse effect on our business, financial condition and results of operations.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2022 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
First Lien Debt	$1,722,265	Discounted cash flow (Yield analysis)	Market yield	8.1% to 16.9%	11.7%
First Lien Debt	528,312	Enterprise value waterfall (Market approach)	EBITDA multiple	6.0x to 10.5x	9.0x
First Lien Debt	108,222	Enterprise value waterfall (Market approach)	Revenue multiple	0.5x to 1.2x	0.9x
First Lien Debt	53,209	Enterprise value waterfall (Discounted cash flow)	Discount rate	8.8% to 10.8%	9.8%
First Lien Debt	12,199	Asset recovery analysis	Recoverable amount	n/a	n/a
First Lien Debt (1)	29,080	Enterprise value waterfall	Loss-adjusted discount rate	5.6% to 9.4%	8.1%
			Projected loss rates	0.0% to 1.6%	0.0%
First Lien Debt (2)	186,800	Enterprise value waterfall	Discount rate (3)	9.2% to 14.8%	11.1%
First Lien Debt	432,057	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.2x to 3.0x	2.7x
			Earnings multiple	4.8x to 7.5x	7.0x
First Lien Debt	20,260	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.3x to 1.5x	1.4x
First Lien Debt	631,486	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.3% to 7.5%	4.5%
Second Lien Debt	1,460,277	Discounted cash flow (Yield analysis)	Market yield	9.6% to 25.0%	13.0%
Second Lien Debt	4,952	Enterprise value waterfall (Market approach)	Revenue multiple	0.8x to 1.0x	0.9x
Second Lien Debt	6,107	Asset recovery analysis	Recoverable amount	n/a	n/a
Unsecured Debt	7,200	Enterprise value waterfall (Market approach)	Revenue multiple	0.5x to 0.6x	0.5x
Subordinated Structured Notes	711,429	Discounted cash flow	Discount rate (3)	6.9% to 30.5%	18.7%
Preferred Equity	33,355	Enterprise value waterfall (Market approach)	Revenue multiple	0.8x to 1.5x	1.2x
Preferred Equity	1,807	Enterprise value waterfall (Market approach)	EBITDA multiple	3.8x to 4.8x	4.3x
Preferred Equity	12,557	Enterprise value waterfall (Market approach)	Discount Rate	8.8% to 10.8%	9.8%
Common Equity/Interests/Warrants	493,322	Enterprise value waterfall (Market approach)	EBITDA multiple	1.8x to 10.5x	8.8x
Common Equity/Interests/Warrants	3,613	Enterprise value waterfall (Market approach)	Revenue multiple	0.4x to 1.0x	0.5x
Common Equity/Interests/Warrants (1)	8,994	Enterprise value waterfall	Loss-adjusted discount rate	5.6% to 9.4%	8.1%
			Projected loss rates	0.0% to 1.6%	—%
Common Equity/Interests/Warrants (2)	30,386	Enterprise value waterfall	Discount rate (3)	9.2% to 14.8%	11.1%
Common Equity/Interests/Warrants (4)	60,749	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.3% to 7.5%	4.5%
Common Equity/Interests/Warrants	252,161	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.2x to 3.0x	2.8x
			Earnings multiple	4.8x to 7.5x	7.0x
Common Equity/Interests/Warrants	30,140	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.3x to 1.5x	1.4x
Common Equity/Interests/Warrants	668,242	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.3% to 7.5%	4.5%
Common Equity/Interests/Warrants	5,614	Enterprise value waterfall (Discounted cash flow)	Discount rate	12.5% to 30.0%	21.2%
Common Equity/Interests/Warrants	13,899	Asset recovery analysis	Recoverable amount	n/a	n/a
Total Level 3 Investments	$7,528,694

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
(4)Represents Residual Profit Interests in Real Estate Investments.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2021 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
First Lien Debt	$1,403,795	Discounted cash flow (Yield analysis)	Market yield	4.4% to 19.5%	9.2%
First Lien Debt	436,000	Enterprise value waterfall (Market approach)	EBITDA multiple	5.5x to 11.5x	9.7x
First Lien Debt	105,212	Enterprise value waterfall (Market approach)	Revenue multiple	0.8x to 1.6x	1.3x
First Lien Debt	75,406	Enterprise value waterfall (Discounted cash flow)	Discount rate	7.7% to 9.7%	8.7%
First Lien Debt	12,760	Asset recovery analysis	Recoverable amount	n/a	n/a
First Lien Debt (1)	6,600	Enterprise value waterfall	Loss-adjusted discount rate	3.9% to 9.5%	7.8%
			Projected loss rates	0.0% to 2.4%	0.1%
First Lien Debt (2)	90,200	Enterprise value waterfall	Discount rate (3)	6.8% to 12.4%	9.2%
First Lien Debt	324,708	Enterprise value waterfall (Market approach)	Tangible book value multiple	4.0% to 8.1%	6.1%
			Earnings multiple	6.5x to 7.5x	7.0x
			Discount rate	13.0% to 14.0%	13.5%
First Lien Debt	20,260	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.2x to 1.4x	1.3x
First Lien Debt	656,701	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.8% to 8.1%	5.9%
1.5 Lien Debt	18,164	Discounted cash flow (Yield analysis)	Market yield	4.9% to 5.7%	5.3%
Second Lien Debt	869,050	Discounted cash flow (Yield analysis)	Market yield	6.7% to 25.0%	10.2%
Second Lien Debt	68,137	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.2x to 2.6x	2.4x
			Earnings multiple	6.0x to 7.0x	6.5x
Second Lien Debt	6,936	Asset recovery analysis	Recoverable amount	n/a	n/a
Third Lien Debt	3,950	Enterprise value waterfall (Market approach)	Revenue Multiple	0.4x to 0.5x	0.5x
Unsecured Debt	3,715	Enterprise value waterfall (Market approach)	EBITDA multiple	7.5x to 8.5x	8.0x
Subordinated Structured Notes	756,109	Discounted cash flow	Discount rate (3)	0.1% to 31.0%	21.8%
Preferred Equity	19,857	Enterprise value waterfall (Market approach)	Revenue multiple	0.8x to 1.4x	1.1x
Preferred Equity	3,199	Enterprise value waterfall (Market approach)	EBITDA multiple	7.1x to 9.1x	8.1x
Common Equity/Interests/Warrants	507,539	Enterprise value waterfall (Market approach)	EBITDA multiple	5.5x to 11.5x	9.1x
Common Equity/Interests/Warrants	5,824	Enterprise value waterfall (Market approach)	Revenue multiple	0.4x to 05x	0.5x
Common Equity/Interests/Warrants (1)	4,068	Enterprise value waterfall	Loss-adjusted discount rate	3.9% to 9.5%	7.8%
			Projected loss rates	0.0% to 2.4%	0.1%
Common Equity/Interests/Warrants (2)	18,108	Enterprise value waterfall	Discount rate (3)	6.8% to 12.4%	9.2%
Common Equity/Interests/Warrants	379,572	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.8% to 8.1%	5.9%
Common Equity/Interests/Warrants	267,648	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.9x to 3.1x	3.0x
			Earnings multiple	6.5x to 7.5x	7.0x
			Discount rate	13.0% to 14.0%	13.5%
Common Equity/Interests/Warrants	9,886	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.2x to 2.6x	2.4x
			Earnings multiple	6.0x to 7.0x	6.5x
Common Equity/Interests/Warrants	27,733	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.2x to 1.4x	1.3x

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Common Equity/Interests/Warrants (4)	34,507	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.8% to 8.1%	5.9%
Common Equity/Interests/Warrants	14,524	Enterprise value waterfall (Discounted cash flow)	Discount rate	7.7% to 30.0%	13.8%
Common Equity/Interests/Warrants	11,717	Asset recovery analysis	Recoverable amount	n/a	n/a
Total Level 3 Investments	$6,161,884
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
(4)Represents Residual Profit Interests in Real Estate Investments.
Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, management and the independent valuation firm look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. These investments are classified as Level 1 or Level 2 in the fair value hierarchy.

The fair value of debt investments specifically classified as Level 2 in the fair value hierarchy are generally valued by an independent pricing agent or more than one principal market maker, if available, otherwise a principal market maker or a primary market dealer. We generally value over-the-counter securities by using the prevailing bid and ask prices from dealers during the relevant period end, which were provided by an independent pricing agent and screened for validity by such service.

In determining the range of values for debt instruments where market quotations are not available, and are therefore classified as Level 3 in the fair value hierarchy, except CLOs and debt investments in controlling portfolio companies, management and the independent valuation firm estimated corporate and security credit ratings and identified corresponding yields to maturity for each loan from relevant market data. A discounted cash flow technique was then applied using the appropriate yield to maturity as the discount rate, to determine a range of values. In determining the range of values for debt investments of controlled companies and equity investments, the enterprise value was determined by applying a market approach such as using earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples, net income and/or book value multiples for similar guideline public companies and/or similar recent investment transactions and/or an income approach, such as the discounted cash flow technique. The enterprise value technique may also be used to value debt investments which are credit impaired. For stressed debt and equity investments, asset recovery analysis was used.
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
The interests we have acquired in CLOs are generally thinly traded or have only a limited trading market. CLOs are typically privately offered and sold, even in the secondary market. As a result, investments in CLOs may be characterized as illiquid securities. In addition to the general risks associated with investing in debt securities, CLO residual interests carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) our investments in CLO tranches will likely be subordinate to other senior classes of note tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO investment or unexpected investment results. Our net asset value may also decline over time if our principal recovery with respect to CLO residual interests is less than the cost of those investments. Our CLO investments and/or the CLOs’ underlying senior secured loans may prepay more quickly than expected, which could have an adverse impact on our value. These investments are classified as Level 3 in the fair value hierarchy.
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
Legislation known as FATCA and regulations thereunder impose a withholding tax of 30% on payments of U.S. source interest and dividends to certain non-U.S. entities, including certain non-U.S. financial institutions and investment funds, unless such non-U.S. entity complies with certain reporting requirements regarding its United States account holders and its United States owners. Most CLOs in which we invest will be treated as non-U.S. financial entities for this purpose, and therefore will be required to comply with these reporting requirements to avoid the 30% withholding. If a CLO in which we invest fails to properly comply with these reporting requirements, it could reduce the amounts available to distribute to residual interest and junior debt holders in such CLO vehicle, which could materially and adversely affect our operating results and cash flows.
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
Changes in Valuation Techniques
During the year ended June 30, 2022, the valuation methodology for AmeriLife Holdings, LLC (“Amerilife”) changed from the yield approach to incorporate a combination of the yield approach and the take-out technique. As a result of the company’s performance, offset by wider market spreads, the fair value of our investment in Amerilife remained at $22,280 as of June 30, 2022, a premium of $314 from its amortized cost, compared to the $369 unrealized appreciation recorded at June 30, 2021.

During the year ended June 30, 2022, the valuation methodology for Dunn Paper Holdings, Inc. (“Dunn Paper”) changed from the yield approach to incorporate the Current Value Method (“CVM”), as a result of the company’s current liquidity and declining performance, and also incorporated a reorganization offer. As a result, the fair value of our investment in Dunn Paper decreased to $4,952 as of June 30, 2022, a discount of $6,493 to its amortized cost, compared to the unrealized discount of $82 recorded at June 30, 2021.

During the year ended June 30, 2022, the valuation methodology for First Brands Group LLC (“First Brands”) for the First Lien Term Loan changed from using a combination of the yield approach and market quotes to rely solely on the yield approach, since market quotes were less active in the current period. As a result of an increased cost basis, offset by widened credit market spreads, the fair value of our investment in First Brands First Lien Term Loan increased to $22,210 as of June 30, 2022, a discount of $178 to its amortized cost, compared to the $153 unrealized appreciation recorded at June 30, 2021.

During the year ended June 30, 2022, the valuation methodology for Global Tel*Link Corporation (“GTL”) for the First Lien Term Loan changed from the yield approach to incorporate a combination of the yield approach and market quotes, which were more active in the current period. As a result of a decrease in the quoted price of the First Lien Term Loan, the fair value of our investment in GTL First Lien Term Loan decreased to $9,125 as of June 30, 2022, a discount of $349 from its amortized cost, compared to the $289 unrealized appreciation recorded at June 30, 2021.

During the year ended June 30, 2022, the valuation methodology for K&N Parent, Inc. (“K&N”) changed from the yield approach to incorporate a combination of the yield approach and the CVM approach due to a decline in enterprise value. As a result, our investment in K&N decreased to $24,337 as of June 30, 2022, a discount of $1,360 from its amortized cost, compared to the $272 unrealized appreciation recorded at June 30, 2021.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the year ended June 30, 2022, the valuation methodology for Pearl Intermediate Parent LLC (“PetVet”) changed from the yield approach to incorporate a combination of the yield approach and market quotes, which were more active in the current period. As a result of an increased cost basis, offset by a decrease in market quotes, the fair value of our investment in PetVet increased to $15,950 as of June 30, 2022, a premium of $9 from its amortized cost, compared to the $15 unrealized appreciation recorded at June 30, 2021.

During the year ended June 30, 2022, the valuation methodology for Research Now Group, Inc (“Research Now”) for the First Lien Term Loan changed from a combination of the yield approach and market quotes to rely solely on market quotes due to increased trading activity and liquidity of market quotes. As a result of widening market spreads and a decrease in market quotes, the fair value of our investment in Research Now First Lien Term Loan decreased to $8,929 as of June 30, 2022, a discount of $426 from its amortized cost, compared to the $267 unrealized appreciation recorded at June 30, 2021.

During the year ended June 30, 2022, the valuation methodology for Securus Technologies (‘Securus”) for the First Lien Term Loan changed from a combination of the yield approach and market quotes to rely solely on market quotes due to increased trading activity and liquidity of market quotes. As a result of widening market spreads and a decrease in market quotes, the fair value of our investment in Securus First Lien Term Loan decreased to $8,962 as of June 30, 2022, a discount of $240 from its amortized cost, compared to the $405 unrealized appreciation recorded at June 30, 2021.

During the year ended June 30, 2022, the valuation methodology for Sorenson Communications, LLC (“Sorenson”) changed from using a combination of the yield approach and market quotes to rely solely on the yield approach, since market quotes were less active in the current period. As a result of an increased cost basis, offset by widened credit market spreads, the fair value of our investment in Sorenson increased to $34,965 as of June 30, 2022, a premium of $219 to its amortized cost, compared to the $171 unrealized appreciation recorded at June 30, 2021.

During the year ended June 30, 2022, the valuation methodology for Vision Solutions, Inc. (“Precisely”) changed from a combination of the yield approach and market quotes to also incorporate the price observed in a minority equity transaction for the Precisely investment itself, given the recency and inclusion of outside investors in the transaction. As a result of an increased cost basis, offset by decreased market quotes, the fair value of our investment in Precisely increased to $78,320 as of June 30, 2022, a discount of $896 to its amortized cost, compared to the $562 unrealized appreciation recorded at June 30, 2021.

Realized Gains (Losses)

During the years ended June 30, 2022, 2021 and 2020, we realized net (losses) gains from investment transactions of $(13,184), $7,537, and $(7,574), respectively. The main drivers of those (losses) gains are discussed below:

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
On June 11, 2020, we exchanged our $15,719 Senior Secured Term Loan in Easy Gardener Products, Inc (“Easy Gardener”), for a $4,000 Third Lien Term Loan in Easy Gardener, as well as 200 Class A and 12,525 Class B Units of EZG Holdings, LLC. We recorded a realized loss of $9,719 as a result of this transaction.
On September 28, 2020, Spartan Energy Services, LLC fully repaid the $26,193 Senior Secured Term Loan B receivable to us at par. We recorded a realized gain of $2,832 as a result of this transaction.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

On December 11, 2020, we sold our 11.51% Class A voting interest in Edmentum Holdings. We recorded a realized gain of $3,724 as a result of this transaction. On March 9, 2021, we received additional escrow proceeds of $745 from the equity sale and recorded a gain of the same amount.
On October 18, 2021, we received proceeds for our investment in Sudbury Mill CLO Ltd. of $3,772. We recorded a realized loss of $9,406 as a result of this transaction as we do not expect any further proceeds.
On December 15, 2021, we received $176 of final escrow proceeds related to Edmentum Holdings, realizing a gain of the same amount.
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
On April 18, 2022, we received additional proceeds for our investment in Sudbury Mill CLO Ltd. of $308. We recorded a realized gain of $308 as a result of this transaction.
On May 4, 2022, we sold our First Lien Term Loan for K&N Parent, Inc. for proceeds of $1,680. We recorded a realized loss of $79 as a result of this transaction.
During the year ended June 30, 2021, we received a dividend distribution for our Common Stock in NMMB, Inc. in the amount of $22,152. We recorded a realized gain of $3,946 as a result of this transaction.
Credit Quality Indicators and Undrawn Commitments
As of June 30, 2022, $4,544,854 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR or SOFR floors ranging from 0.0% - 3.0%. As of June 30, 2022, $731,388 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 1.0% to 22.0%. As of June 30, 2021, $3,462,243 of our loans to portfolio companies, at fair value, bore interest at floating rates and have LIBOR floors ranging from 0.0% to 3.0%. As of June 30, 2021, $679,245 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 8.25% to 22.0%.
As of June 30, 2022 and June 30, 2021, the cost basis of our loans on non-accrual status amounted to $181,393 and $169,949 respectively, with fair value of $31,454 and $38,751, respectively. The fair values of these investments represent approximately 0.4% and 0.6% of our total assets at fair value as of June 30, 2022 and June 30, 2021, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of June 30, 2022 and June 30, 2021, we had $43,934 and $67,385, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of June 30, 2022 and June 30, 2021 as they were all floating rate instruments that repriced frequently.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

National Property REIT Corp.
Prospect owns 100% of the equity of NPH Property Holdings, LLC (“NPH”), a consolidated holding company which owns 100% of the common equity of National Property REIT Corp. (“NPRC”).
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
During the year ended June 30, 2022, we received partial repayments of $301,382 of our loans previously outstanding with NPRC, and provided $395,247 of debt financing and $15,620 of equity financing to NPRC for the acquisition of real estate properties, to fund capital expenditures for existing real estate properties, to provide working capital, to fund purchases of rated secured structured notes, and to support the purchase of high yield corporate debt.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 36 to 84 months. As of June 30, 2022, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 464 individual loans, residual interest in three securitizations, and one high yield corporate bond, and had an aggregate fair value of $31,773. The average outstanding individual loan balance is approximately $3 and the loans mature on dates ranging from July 1, 2022 to April 19, 2025 with a weighted-average outstanding term of 13     months as of June 30, 2022. Fixed interest rates range from 6.0% to 36.0% with a weighted-average current interest rate of 19.6%. As of June 30, 2022, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $29,080.
As of June 30, 2022, based on outstanding principal balance, 26.7% of the online consumer loan portfolio held by certain of NPRC’s wholly-owned subsidiaries was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 39.9% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 33.4% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$386	$384	8.0% - 20.5%	12.3%
Prime	577	545	6.0% - 25.0%	18.5%
Near Prime	483	477	19.5% - 36.0%	26.8%
*Weighted by outstanding principal balance of the online consumer loans.

The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of June 30, 2022, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 78 investments with a fair value of $380,580 and face value of $398,440. The average outstanding note is approximately $5,108 with an expected maturity date ranging from April 2026 to October 2032 and weighted-average expected maturity of 6 years as of June 30, 2022. Coupons range from three-month LIBOR (“3ML”) plus 5.31% to 9.23% with a weighted-average coupon of 3ML + 6.94%. As of June 30, 2022, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $186,800.
As of June 30, 2022, based on outstanding notional balance, 14% of the portfolio was invested in Single - B rated tranches and 86% of the portfolio in BB rated tranches.
As of June 30, 2022, our investment in NPRC and its wholly-owned subsidiaries had an amortized cost of $863,196 and a fair value of $1,615,737, including our investment in online consumer lending and rated secured structured notes as discussed above. The fair value of $1,399,857 related to NPRC’s real estate portfolio was comprised of forty-seven multi-family properties, eight student housing properties, four senior living properties, and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of June 30, 2022:

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	13,496
3	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
4	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
5	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	15,080
6	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,245
7	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	29,083
8	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	16,549
9	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	16,781
10	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	23,988
11	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	18,672
12	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,382
13	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	25,377
14	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	42,576
15	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,554
16	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,682
17	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,020
18	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	31,708
19	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	50,499
20	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
21	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	14,679
22	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
23	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	90,768
24	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	15,784
25	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	54,548
26	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,914
27	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
28	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
29	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	58,393
30	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,374
31	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
32	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
33	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
34	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
35	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
36	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,793
37	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,545
38	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
39	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	27,590
40	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
41	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
42	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
43	NPRC Grayson LLC	Grayson, GA	12/14/2020	47,860	40,500
44	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
45	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
46	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000
47	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
48	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	38,175
49	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	16,950
50	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	31,050
51	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	33,825
52	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	99,760
53	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	73,000
54	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
55	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	33,830
56	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	28,350
57	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	22,500
58	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
59	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
60	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
61	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
62	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
				$2,631,326	$2,185,907
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
NPRC is a significant subsidiary due to income for the years ended June 30, 2022, June 30, 2021 and June 30, 2020. We have attached the audited combined consolidated financial statements of NPRC for the years ended December 31, 2021 and December 31, 2020 as Exhibit 99.1 and for the years ended December 31, 2019 and December 31, 2018 as Exhibit 99.2.
First Tower Finance Company LLC (“First Tower Finance”) is a significant subsidiary due to income for the year ended June 30, 2020. We attached the audited consolidated financial statements of First Tower Finance Company LLC and subsidiaries as of December 31, 2019 and December 31, 2018 and for each of the three years in the period ended December 31, 2019 as Exhibit 99.3. First Tower Finance is also a significant subsidiary due to income for the years ended June 30, 2022 and June 30, 2021 at a level which would otherwise require us to include summarized financial statements; however, in accordance with Rule 3-09 we have attached the unaudited consolidated financial statements of First Tower Finance Company LLC and subsidiaries as of and for the years ended December 31, 2021 and December 31, 2020 as Exhibit 99.4.

InterDent is a significant subsidiary due to income for the year ended June 30, 2021. We have included summarized financial statements for this investments below.
The following tables show summarized financial information for InterDent, which was identified as a significant subsidiary during the year ended June 30, 2021 and was not identified as a significant subsidiary for the years ended June 30, 2022 or June 30, 2020:

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Balance Sheet(1)	June 30, 2022	June 30, 2021
Current assets	$54,662	$84,124
Non-current assets	105,877	113,502
Current liabilities	69,946	75,718
Non-current liabilities	287,856	295,600

	For the six months ended	For the years ended December 31,
Summary of Operations (1)	June 30, 2022	2021	2020	2019
(Net) revenue	$157,424	$334,704	$289,118	$299,420
Gross profit	31,787	74,053	61,885	33,896
Net loss	(12,578)	(3,183)	(17,622)	(50,027)
(1) The fiscal year end of the portfolio company is December 31st compared to PSEC’s June 30th fiscal year end. All amounts are unaudited.
Note 4. Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, on April 28, 2021, we amended and closed an expanded five year revolving credit facility (the “2021 Facility” or the “Revolving Credit Facility”). The lenders have extended commitments of $1,500,000 as of June 30, 2022. The 2021 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The Revolving Credit Facility matures on April 27, 2026. It includes a revolving period that extends through April 27, 2025, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due, if required by the lenders.
The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The Revolving Credit Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. The Revolving Credit Facility also requires the maintenance of a minimum liquidity requirement. As of June 30, 2022, we were in compliance with the applicable covenants.
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
For the years ended June 30, 2022, June 30, 2021, and June 30, 2020, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Year Ended June 30,
	2022	2021	2020
Average stated interest rate	2.41%	2.31%	3.31%
Average outstanding balance	$629,858	$386,848	$222,758

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

As of June 30, 2022 and June 30, 2021, we had $660,536 and $640,853, respectively, available to us for borrowing under the Revolving Credit Facility, net of $839,464 and $356,937 outstanding borrowings as of the respective balance sheet dates. As of June 30, 2022, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility had an aggregate fair value of $2,662,999, which represents 34.9% of our total investments, including cash and cash equivalents. As of June 30, 2021, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,807,442, which represents 28.8% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $1,500,000. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $18,746 of new fees and $7,509 were carried over from the previous facilities, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of June 30, 2022 and June 30, 2021, $10,801 and $11,141, respectively, remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the years ended June 30, 2022, 2021 and 2020, we recorded $23,981, $18,208 and $21,850, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
During the year ended June 30, 2020, we repurchased $55,526 aggregate principal amount of the 2022 Notes at a weighted average price of 94.75%, including commissions. We also commenced various tender offers to purchase for cash between $25,000 to $50,000 aggregate principal of the 2022 Notes at prices ranging from 102.25% to 102.55%, plus accrued and unpaid interest. As a result, $14,734 in aggregate principal amount was validly tendered and accepted. During the year ended June 30, 2020, the various repurchases and tender offers resulted in us recognizing a net realized gain of $1,323 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the 2022 Notes, net of the proportionate amount of unamortized debt issuance costs.
During the year ended June 30, 2021, we commenced various tender offers to purchase for cash between $30,000 in aggregate principal and any and all of the then outstanding aggregate principal amount of the 2022 Notes at prices ranging from 100.00% to 103.50%, plus accrued and unpaid interest. As a result, $147,185 in aggregate principal amount was validly tendered and accepted and we recognized a realized a loss of $5,055 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the 2022 Notes, net of the proportionate amount of unamortized debt issuance costs.
During the year ended June 30, 2022, we commenced a tender offer to purchase for cash up to $60,000 aggregate principal outstanding amount of the 2022 Notes at the purchase price of 102.50%, plus accrued and unpaid interest. As a result, $50,554 aggregate principal amount of the 2022 Notes were validly tendered and accepted and we recognized a realized loss of $1,584 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the 2022 Notes, net of the proportionate amount of unamortized debt issuance costs.
As of June 30, 2022 and June 30, 2021, the outstanding principal amount of the 2022 Notes were $60,501 and $111,055, respectively.

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
During the year ended June 30, 2021, we commenced a tender offer to purchase for cash up to $20,000 aggregate principal amount of the 2025 Notes at the purchase price of 111.00%, plus accrued and unpaid interest. As a result, $20,000 aggregate principal amount of the 2025 Notes, were validly tendered and accepted. We also repurchased an additional $25,082 aggregate principal amount of the 2025 Notes at a price of 107.50%, including commissions. As a result of these transactions, we recognized a realized loss of $5,142 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the 2025 Notes, net of the proportionate amount of unamortized debt issuance costs.
As of June 30, 2022 and June 30, 2021, the outstanding aggregate principal amount of the 2025 Notes were $156,168 and $156,168, respectively.
Certain key terms related to the convertible features for the 2022 Notes and the 2025 Notes (collectively, the “Convertible Notes”) are listed below.

	2022 Notes	2025 Notes
Initial conversion rate(1)	100.2305	110.7420
Initial conversion price	$9.98	$9.03
Conversion rate at June 30, 2022(1)(2)	100.2305	110.7420
Conversion price at June 30, 2022(2)(3)	$9.98	$9.03
Last conversion price calculation date	4/11/2022	3/1/2022
Dividend threshold amount (per share)(4)	$0.083330	$0.060000
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
In connection with the issuance of the Convertible Notes, we recorded a discount of $3,369 and debt issuance costs of $9,035, which are being amortized over the terms of the Convertible Notes. As of June 30, 2022 and June 30, 2021, $1,511 and $2,034, respectively, of the original issue discount and $966 and $2,089, respectively, of the debt issuance costs remained to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the years ended June 30, 2022, 2021 and 2020, we recorded $14,888, $22,148 and $37,661, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
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
During the year ended June 30, 2021, we commenced various tender offers to purchase for cash between $30,000 in aggregate principal and any and all of the then outstanding aggregate principal of 2023 Notes at prices ranging from 104.15% to 105.00%, plus accrued and unpaid interest. As a result, $35,781 in aggregate principal amount was validly tendered and accepted and we recorded a realized loss of $1,971 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the 2023 Notes, net of the proportionate amount of unamortized debt issuance costs.
As of June 30, 2022 and June 30, 2021, the outstanding aggregate principal amount of the 2023 Notes were 284,219 and $284,219, respectively.
2024 Notes
On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bore interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market (“ATM”) program with FBR Capital Markets & Co. through which we could sell, by means of ATM offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes (“Initial 2024 Notes ATM”). Following the Initial 2024 Notes ATM, the aggregate principal amount of the 2024 Notes issued was $199,281 for net proceeds of $193,253, after commissions and offering costs. On July 2, 2018, we entered into a second ATM program with B. Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of the 2024 Notes (“Second 2024 Notes ATM”). Prior to our February 2021 full redemption, the 2024 Notes were listed on the New York Stock Exchange (“NYSE”) and traded thereon under the ticker “PBB”.
During the year ended June 30, 2019, we issued an additional $35,162 aggregate principal amount under the Second 2024 Notes ATM, for net proceeds of $34,855, after commissions and offering costs.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the year ended June 30, 2020, we commenced a tender offer to purchase for cash any and all of the $234,443 aggregate principal amount of the 2024 Notes. As a result, $655 aggregate principal amount of the 2024 Notes were validly tendered and accepted and we recorded a realized gain of $203 in the amount of the difference between the reacquisition price and the net carrying amount of the 2024 Notes, net of the proportionate amount of unamortized debt issuance costs.
On February 16, 2021, we redeemed $233,788 of the aggregate principal amount of the 2024 Notes at a price of 100%, plus accrued and unpaid interest. The transaction resulted in our recognizing a realized loss of $3,391 from the extinguishment of debt during the year ended June 30, 2021, in the amount of the difference between the reacquisition price and the net carrying amount of the 2024 Notes, net of the proportionate amount of unamortized debt issuance costs.
Following our redemption during the year ended June 30, 2021, none of the 2024 Notes remained outstanding.
2028 Notes
On June 7, 2018, we issued $55,000 aggregate principal amount of unsecured notes that mature on June 15, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the 2028 Notes, net of underwriting discounts and offering costs were $53,119. On July 2, 2018, we entered into an ATM program with B. Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2028 Notes (“2028 Notes ATM” or “2028 Notes Follow-on Program”). Prior to our June 2021 full redemption, the 2028 Notes were listed on the NYSE and tradeed thereon under the ticker “PBY.”
During the year ended June 30, 2019, we issued an additional $15,761 aggregate principal amount under the 2028 Notes ATM, for net proceeds of $15,530, after commissions and offering costs.
On June 15, 2021, we redeemed $70,761 of the aggregate principal amount of the 2028 Notes at a price of 100%, plus accrued and unpaid interest. The transaction resulted in our recognizing a realized loss of $1,934 from the extinguishment of debt during the year ended June 30, 2021, in the amount of the difference between the reacquisition price and the net carrying amount of the 2028 Notes, net of the proportionate amount of unamortized debt issuance costs.
Following our redemption during the year ended June 30, 2021, none of the 2028 Notes remained outstanding.
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
During the year ended June 30, 2021, we commenced various tender offers to purchase for cash between $10,000 in aggregate principal to any and all of the then outstanding aggregate principal of the 6.375% 2024 Notes at prices ranging from 107.50% to 109.00%, plus accrued and unpaid interest. As a result, $18,611 in aggregate principal amount was validly tendered and accepted and we recorded a realized loss of $1,690 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the 6.375% 2024 Notes, net of the proportionate amount of unamortized debt issuance costs.
During the year ended June 30, 2022, we commenced a tender offer to purchase for cash any and all of the $81,389 aggregate principal amount of the 6.375% 2024 Notes at a purchase price of 107.75%, plus accrued and unpaid interest. As a result, $149 aggregate principal amount of the 6.375% 2024 Notes were validly tendered and accepted and we recorded a realized loss of $12 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the 6.375% 2024 Notes, net of the proportionate amount of unamortized debt issuance costs.
As of June 30, 2022 and June 30, 2021, the outstanding aggregate principal amount of the 6.375% 2024 Notes were $81,240 and $81,389, respectively.
2029 Notes
On December 5, 2018, we issued $50,000 aggregate principal amount of unsecured notes that mature on June 15, 2029 (the “2029 Notes”). The 2029 Notes bear interest at a rate of 6.875% per year, payable quarterly on March 15, June 15, September

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

15, and December 15 of each year, beginning March 15, 2019. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts and offering costs, were $48,057. On February 9, 2019, we entered into an ATM program with B. Riley FBR, Inc., BB&T Capital Markets, and Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2029 Notes (“2029 Notes ATM” or “2029 Notes Follow-on Program”). Prior to our December 2021 full redemption, the 2029 Notes were listed on the NYSE and traded thereon under the ticker “PBC.”
During the year ended June 30, 2019, we issued an additional $19,170 aggregate principal amount under the 2029 Notes ATM, for net proceeds of $18,523, after commissions and offering costs.
On December 30, 2021, we redeemed $69,170 of the aggregate principal amount of the 2029 Notes at a price of 100.00%, plus accrued and unpaid interest. The transaction resulted in our recognizing a realized loss of $2,044 from the extinguishment of debt during the year ended June 30, 2022 in the amount of the difference between the reacquisition price and the net carrying amount of the 2029 Notes, net of the proportionate amount of unamortized debt issuance costs.
As of June 30, 2021, the outstanding aggregate principal amount of the 2029 Notes was $69,170. Following our redemption during the year ended June 30, 2022, none of the 2029 Notes remained outstanding.
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
As of both June 30, 2022 and June 30, 2021, the outstanding aggregate principal amount of the 2026 Notes was $400,000.
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
As of both June 30, 2022 and June 30, 2021, the outstanding aggregate principal amount of the 3.364% 2026 Notes was $300,000.
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
As of June 30, 2022, the outstanding aggregate principal amount of the 3.437% 2028 Notes is $300,000.
The 2023 Notes, the 6.375% 2024 Notes, 2026 Notes, the 3.364% 2026 Notes, and the 3.437% 2028 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $15,802 and debt issuance costs of $17,834, which are being amortized over the term of the notes. As of June 30, 2022, $11,234 of the original issue discount and $11,047 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the years ended June 30, 2022, 2021 and 2020, we recorded $61,775, $51,410 and $51,294, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
Note 7. Prospect Capital InterNotes®
On February 13, 2020, we entered into a new selling agent agreement with InspereX LLC (formerly known as “Incapital LLC”)(the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with previously authorized selling agent agreements, the “InterNotes® Offerings”). Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of June 30, 2022 and June 30, 2021, $347,564 and $508,711 aggregate principal amount of Prospect Capital InterNotes® were outstanding, respectively.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the year ended June 30, 2022, we issued $163,036 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $159,475. These notes were issued with stated interest rates ranging from 2.25% to 4.63% with a weighted average interest rate of 3.53%. These notes will mature between February 15, 2025 and March 15, 2052. The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2022:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$1,499	2.50%	2.50%	February 15, 2025 – March 15, 2025
5	64,841	2.25% - 4.50%	3.39%	July 15, 2026 – June 15, 2027
7	20,929	2.75% - 4.25%	3.02%	July 15, 2028 – February 15, 2029
10	22,789	3.15% - 4.50%	3.40%	July 15, 2031 – May 15, 2032
12	2,422	3.70%	3.70%	July 15, 2033
15	15,041	3.50% - 4.50%	3.84%	July 15, 2036 – February 15, 2037
30	35,515	4.00% - 4.63%	4.06%	July 15, 2051 – March 15, 2052
	$163,036
During the year ended June 30, 2021, we issued $188,390 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $185,189. These notes were issued with stated interest rates ranging from 1.50% to 6.00% with a weighted average interest rate of 4.20%. These notes mature between January 15, 2024 and July 15, 2033. The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2021:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	662	1.50%	1.50%	January 15, 2024
5	81,611	3.00% - 5.50%	4.23%	July 15, 2025 - May 15, 2026
6	15,107	3.00%	3.00%	June 15, 2027 - July 15, 2027
7	21,820	3.25% - 5.75%	4.54%	July 15, 2027 - May 15, 2028
8	3,511	3.40% - 3.50%	3.45%	June 15, 2029 - July 15, 2029
10	53,035	3.50% - 6.00%	4.49%	July 15, 2030 - July 15, 2031
12	12,644	4.00%	4.00%	June 15, 2033 - July 15, 2033
	$188,390

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the year ended June 30, 2022, we redeemed, prior to maturity, $322,623 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 5.45% in order to replace shorter maturity debt with longer-term debt. During the year ended June 30, 2022, we repaid $1,560 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option of the InterNotes®. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the year ended June 30, 2022 was $6,411. The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2022:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$2,161	1.50% - 2.50%	2.19%	January 15, 2024 – March 15, 2025
5	95,134	2.25% - 4.50%	3.27%	January 15, 2026 – June 15, 2027
6	15,057	3.00%	3.00%	June 15, 2027 – July 15, 2027
7	29,252	2.75% - 4.25%	3.17%	January 15, 2028 – February 15, 2029
8	3,511	3.40% - 3.50%	3.45%	June 15, 2029 – July 15, 2029
10	77,434	3.15% - 4.50%	3.85%	August 15, 2029 – May 15, 2032
12	15,066	3.70% - 4.00%	3.95%	June 15, 2033 – July 15, 2033
15	15,041	3.50% - 4.50%	3.84%	July 15, 2036 – February 15, 2037
18	3,085	4.50% - 5.00%	4.73%	January 15, 2031 – April 15, 2031
20	1,597	5.75%	5.75%	November 15, 2032
25	8,036	6.25% - 6.50%	6.37%	November 15, 2038 – May 15, 2039
30	82,190	4.00% - 6.63%	5.29%	November 15, 2042 – March 15, 2052
Principal Outstanding	$347,564
Less Discounts
Unamortized debt issuance costs	(7,122)
Carrying amount	$340,442

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the year ended June 30, 2021, we redeemed, prior to maturity, $354,069 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 5.06% in order to replace shorter maturity debt with longer-term debt. During the year ended June 30, 2021, we repaid $5,839 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option of the InterNotes®. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the year ended June 30, 2021 was $2,997.
The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2021:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$662	1.50%	1.50%	January 15, 2024
5	46,968	3.00% - 4.25%	3.28%	August 15, 2024 – May 15, 2026
6	15,107	3.00%	3.00%	June 15, 2027 – July 15, 2027
7	59,729	3.25% - 5.75%	4.31%	July 15, 2024 – May 15, 2028
8	3,511	3.40% - 3.50%	3.45%	June 15, 2029 – July 15, 2029
10	201,285	3.50% - 6.25%	5.09%	January 15, 2024 – July 15, 2031
12	14,432	4.00% - 6.00%	4.25%	November 15, 2025 – July 15, 2033
15	16,801	5.75% - 6.00%	5.79%	May 15, 2028 – November 15, 2028
18	18,487	4.50% - 6.25%	5.59%	December 15, 2030 – August 15, 2031
20	3,777	5.75% - 6.00%	5.89%	November 15, 2032 – October 15, 2033
25	30,344	6.25% - 6.50%	6.39%	August 15, 2038 – May 15, 2039
30	97,608	5.50% - 6.75%	6.25%	November 15, 2042 – October 15, 2043
Principal Outstanding	$508,711
Less Discounts
Unamortized debt issuance costs	(10,496)
Carrying amount	$498,215
During the years ended June 30, 2022, 2021, and 2020, we recorded $16,772, $38,852 and $37,563, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Note 8. Fair Value and Maturity of Debt Outstanding
As of June 30, 2022, our asset coverage ratio stood at 273.3% based on the outstanding principal amount of our senior securities representing indebtedness of $2,769,156 and our asset coverage ratio on our senior securities that are stock was 215.6%. As of June 30, 2021, our asset coverage ratio stood at 274.0% based on the outstanding principal amount of our senior securities representing indebtedness of $2,267,649 and our asset coverage ratio on our senior securities that are stock was 258.4%. Refer to Note 9, Equity Offerings, Offering Expenses and Distributions for additional discussion on our senior securities that are stock.
Information about our senior securities is shown in the following table as of the end of each of the last ten fiscal years and as of June 30, 2022 (All figures in this item are in thousands except per unit data):

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Credit Facility
Fiscal 2022 (as of June 30, 2022)	$839,464	$9,015	—	—
Fiscal 2021 (as of June 30, 2021)	356,937	17,408	—	—
Fiscal 2020 (as of June 30, 2020)	237,536	22,000	—	—
Fiscal 2019 (as of June 30, 2019)	167,000	34,298	—	—
Fiscal 2018 (as of June 30, 2018)	37,000	155,503	—	—
Fiscal 2017 (as of June 30, 2017)	—	—	—	—
Fiscal 2016 (as of June 30, 2016)	—	—	—	—
Fiscal 2015 (as of June 30, 2015)	368,700	18,136	—	—
Fiscal 2014 (as of June 30, 2014)	92,000	69,470	—	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Fiscal 2013 (as of June 30, 2013)	124,000	34,996	—	—
Fiscal 2012 (as of June 30, 2012)	96,000	22,668	—	—

2015 Notes(5)
Fiscal 2015 (as of June 30, 2015)	$150,000	$2,241	—	—
Fiscal 2014 (as of June 30, 2014)	150,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	150,000	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	150,000	3,277	—	—

2016 Notes(6)
Fiscal 2016 (as of June 30, 2016)	$167,500	$2,269	—	—
Fiscal 2015 (as of June 30, 2015)	167,500	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	167,500	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	167,500	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	167,500	3,277	—	—

2017 Notes(7)
Fiscal 2017 (as of June 30, 2017)	$50,734	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	129,500	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	130,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	130,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	130,000	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	130,000	3,277	—	—

2018 Notes(8)
Fiscal 2017 (as of June 30, 2017)	$85,419	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	200,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	200,000	2,578	—	—

2019 Notes(10)
Fiscal 2018 (as of June 30, 2018)	$101,647	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	200,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	200,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	200,000	2,578	—	—

5.00% 2019 Notes(11)
Fiscal 2018 (as of June 30, 2018)	$153,536	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	300,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	300,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	300,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	300,000	2,305	—	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
2020 Notes (14)
Fiscal 2019 (as of June 30, 2019)	$224,114	$2,365	—	—
Fiscal 2018 (as of June 30, 2018)	392,000	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	392,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	392,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	392,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	400,000	2,305	—	—

6.95% 2022 Notes(9)
Fiscal 2014 (as of June 30, 2014)	$100,000	$2,305	—	$1,038
Fiscal 2013 (as of June 30, 2013)	100,000	2,578	—	1,036
Fiscal 2012 (as of June 30, 2012)	100,000	3,277	—	996

2022 Notes
Fiscal 2022 (as of June 30, 2022)	$60,501	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	111,055	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	258,240	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	328,500	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	328,500	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	225,000	2,251	—	—

2023 Notes(12)
Fiscal 2022 (as of June 30, 2022)	$284,219	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	284,219	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	319,145	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	318,863	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	318,675	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	248,507	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	248,293	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	248,094	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	247,881	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	247,725	2,578	—	—

2024 Notes(15)
Fiscal 2020 (as of June 30, 2020)	$233,788	$2,408	—	$959
Fiscal 2019 (as of June 30, 2019)	234,443	2,365	—	1,002
Fiscal 2018 (as of June 30, 2018)	199,281	2,452	—	1,029
Fiscal 2017 (as of June 30, 2017)	199,281	2,251	—	1,027
Fiscal 2016 (as of June 30, 2016)	161,364	2,269	—	951

6.375% 2024 Notes(12)
Fiscal 2022 (as of June 30, 2022)	$81,240	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	81,389	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	99,780	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	99,726	2,365	—	—

2025 Notes
Fiscal 2022 (as of June 30, 2022)	$156,168	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	156,168	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	201,250	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	201,250	2,365	—	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
2026 Notes
Fiscal 2022 (as of June 30, 2022)	$400,000	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	400,000	2,740	—	—

3.364% 2026 Notes
Fiscal 2022 (as of June 30, 2022)	$300,000	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	300,000	2,740	—	—

3.437% 2028 Notes
Fiscal 2022 (as of June 30, 2022)	$300,000	$2,733	—	—

2028 Notes(16)
Fiscal 2020 (as of June 30, 2020)	$70,761	$2,408	—	$950
Fiscal 2019 (as of June 30, 2019)	70,761	2,365	—	984
Fiscal 2018 (as of June 30, 2018)	55,000	2,452	—	1,004

2029 Notes(17)
Fiscal 2021 (as of June 30, 2021)	$69,170	$2,740	—	$1,028
Fiscal 2020 (as of June 30, 2020)	69,170	2,408	—	970
Fiscal 2019 (as of June 30, 2019)	69,170	2,365	—	983

Prospect Capital InterNotes®
Fiscal 2022 (as of June 30, 2022)	$347,564	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	508,711	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	680,229	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	707,699	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	760,924	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	980,494	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	908,808	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	827,442	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	785,670	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	363,777	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	20,638	3,277	—	—

Preferred Stock
Fiscal 2022 (as of June 30, 2022)	$740,197	$2,156	—	—
Fiscal 2021 (as of June 30, 2021)	137,040	2,584	—	—

All Senior Securities(12)(13)
Fiscal 2022 (as of June 30, 2022)	$3,509,353	$2,156	—	—
Fiscal 2021 (as of June 30, 2021)	2,404,689	2,584	—	—
Fiscal 2020 (as of June 30, 2020)	2,169,899	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	2,421,526	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	2,346,563	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	2,681,435	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	2,707,465	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	2,983,736	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	2,773,051	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	1,683,002	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	664,138	3,277	—	—

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
(13)While we do not consider commitments to fund under revolving arrangements to be Senior Securities, if we were to elect to treat such unfunded commitments, which were $43,934 as of June 30, 2022 as Senior Securities for purposes of Section 18 of the 1940 Act, our asset coverage per unit would be $2,130.
(14)We repaid the outstanding principal amount of the 2020 Notes on April 15, 2020.
(15)We redeemed the 2024 Notes on February 16, 2021.
(16)We redeemed the 2028 Notes on June 15, 2021.
(17)We redeemed the 2029 Notes on December 30, 2021.

The following table shows our outstanding debt as of June 30, 2022:

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value		Effective Interest Rate
Revolving Credit Facility	$839,464	$10,801	$839,464	(1)	$839,464	(2)	1ML+2.05%	(5)

2022 Notes	60,501	18	60,483		60,753	(3)	5.63%	(6)
2025 Notes	156,168	2,459	153,709		158,094	(3)	6.63%	(6)
Convertible Notes	216,669		214,192		218,847

2023 Notes	284,219	600	283,619		286,101	(3)	6.07%	(6)
6.375% 2024 Notes	81,240	299	80,941		82,084	(3)	6.57%	(6)
2026 Notes	400,000	7,134	392,866		355,316	(3)	3.98%	(6)
3.364% 2026 Notes	300,000	6,026	293,974		254,931	(3)	3.60%	(6)
3.437% 2028 Notes	300,000	8,222	291,778		229,866	(3)	3.64%	(6)
Public Notes	1,365,459		1,343,178		1,208,298

Prospect Capital InterNotes®	347,564	7,122	340,442		285,822	(4)	5.71%	(7)
Total	$2,769,156		$2,737,276		$2,552,431
(1)Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Note 2 for accounting policy details.
(2)The fair value of the Revolving Credit Facility is equal to its carrying value as the Company has the ability to repay the outstanding principal at par value at any time. The fair value is categorized as Level 2 under ASC 820.
(3)We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes. The fair value of these debt obligations are categorized as Level 1 under ASC 820.
(4)The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread based on observable market inputs. The fair value of these debt obligations are categorized as Level 2 under ASC 820.
(5)Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.
(6)The effective interest rate is equal to the effect of the stated interest, the accretion of original issue discount and amortization of debt issuance costs.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(7)For the Prospect Capital InterNotes®, the rate presented is the weighted average effective interest rate. Interest expense and deferred debt issuance costs, which are amortized on a straight-line method over the stated life of the obligation which approximates level yield, are weighted against the average year-to-date principal balance.

The following table shows our outstanding debt as of June 30, 2021:

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value		Effective Interest Rate
Revolving Credit Facility	$356,937	$11,141	$356,937	(1)	$356,937	(2)	1ML+2.05%	(5)

2022 Notes	111,055	825	110,230		113,799	(3)	5.69%	(6)
2025 Notes	156,168	3,298	152,870		171,590	(3)	6.63%	(6)
Convertible Notes	267,223		263,100		285,389

2023 Notes	284,219	1,397	282,822		302,616	(3)	6.07%	(6)
6.375% 2024 Notes	81,389	467	80,922		88,996	(3)	6.57%	(6)
2026 Notes	400,000	8,768	391,232		413,032	(3)	3.94%	(6)
3.364% 2026 Notes	300,000	7,279	292,721		300,693	(3)	3.57%	(6)
2029 Notes	69,170	2,150	67,020		71,336	(3)	7.38%	(6)
Public Notes	1,134,778		1,114,717		1,176,673

Prospect Capital InterNotes®	508,711	10,496	498,215		591,013	(4)	6.17%	(7)
Total	$2,267,649		$2,232,969		$2,410,012

(1)Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Note 2 for accounting policy details.
(2)The fair value of the Revolving Credit Facility is equal to its carrying value as the Company has the ability to repay the outstanding principal at par value at any time. The fair value is categorized as Level 2 under ASC 820.
(3)We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes. The fair value of these debt obligations are categorized as Level 1 under ASC 820.
(4)The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread based on observable market inputs. The fair value of these debt obligations are categorized as Level 2 under ASC 820.
(5)Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.
(6)The effective interest rate is equal to the effect of the stated interest, the accretion of original issue discount and amortization of debt issuance costs. For the 2029 Notes, the rate presented is a combined effective interest rate of their respective original Note issuances and Note Follow-on Programs.
(7)For the Prospect Capital InterNotes®, the rate presented is the weighted average effective interest rate. Interest expense and deferred debt issuance costs, which are amortized on a straight-line method over the stated life of the obligation which approximates level yield, are weighted against the average year-to-date principal balance.
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2022:

	Payments Due by Fiscal Year
	Total	2023	2024	2025	2026	2027	Thereafter
Revolving Credit Facility	$839,464	$—	$—	$—	$839,464	$—	$—
Convertible Notes	216,669	60,501	—	156,168	—	—	—
Public Notes	1,365,459	284,219	81,240	—	400,000	300,000	300,000
Prospect Capital InterNotes®	347,564	—	662	1,499	30,293	75,176	239,934
Total Contractual Obligations	$2,769,156	$344,720	$81,902	$157,667	$1,269,757	$375,176	$539,934

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
Preferred Stock
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”), amended on June 9, 2022, pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and dealer manager for the Company’s offering of up to 60,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock will initially be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), and the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”). In connection with such offering, on August 3, 2020 and on June 9, 2022, we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland (“SDAT”), reclassifying and designating 120,000,000 and 60,000,000 shares, respectively, of the Company’s authorized and unissued shares of common stock into shares of preferred stock as “Convertible Preferred Stock.”
On October 30, 2020, and amended on February 18, 2022, we entered into a Dealer Manager Agreement with InspereX LLC, pursuant to which InspereX LLC has agreed to serve as the Company’s agent and dealer manager for the Company’s offering of up to 10,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock will initially be issued in mulitple series, including the 5.50% Series AA1 Preferred Stock (the “Series AA1 Preferred Stock”) and the 5.50% Series MM1 Preferred Stock (the “Series MM1 Preferred Stock” and together with the Series M1 Preferred Stock and the Series M2 Preferred Stock, the “Series M Preferred Stock”). In connection with such offering, on October 30, 2020 and February 17, 2022, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 40,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as Convertible Preferred Stock. On May 19, 2021, we entered into an Underwriting Agreement with UBS Securities LLC, relating to the offer and sale of 187,000 shares, par value $0.001 per share, of 5.50% Series A2 Preferred Stock, with a liquidation preference of $25.00 per share (the “Series A2 Preferred Stock”, and together with the Series A1 Preferred Stock, Series M1 Preferred Stock, Series M2 Preferred Stock, Series AA1 Preferred Stock, and Series MM1 Preferred Stock, the “5.50% Preferred Stock”). The issuance of the Series A2 Preferred Stock settled on May 26, 2021. In connection with such offering, on May 19, 2021, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 1,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as Convertible Preferred Stock.
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
On July 12, 2021, we entered into an underwriting agreement by and among us, Prospect Capital Management L.P., Prospect Administration LLC, and Morgan Stanley & Co. LLC, RBC Capital Markets, LLC and UBS Securities LLC, as representatives of the underwriters, relating to the offer and sale of 6,000,000 shares, or $150,000 in aggregate liquidation preference, of our 5.35% Series A Fixed Rate Cumulative Perpetual Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock” or “5.35% Preferred Stock”), at a public offering price of $25.00 per share. Pursuant to the Underwriting Agreement, we also granted the underwriters a 30-day option to purchase up to an additional 900,000 shares of Series A Preferred Stock solely to cover over-allotments. The offer settled on July 19, 2021, and no additional shares of the Series A Preferred Stock were issued pursuant to the option. In connection with such offering, on July 15, 2021, we filed Articles Supplementary with SDAT, reclassifying and designating 6,900,000 shares of the Company’s authorized and unissued shares of Common Stock into shares of Series A Preferred Stock.

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
“Voting Stocks” as applied to stock of any person, means shares, interests, participations or other equivalents in the equity interest (however designated) in such person having ordinary voting power for the election of the directors (or the equivalent) of such person, other than shares, interests, participations or other equivalents having such power only by reason of the occurrence of a contingency.
Except as provided above in connection with a Change of Control Triggering Event, the Series A Preferred Stock is not convertible into or exchangeable for any other securities or property.
For so long as the Series A Preferred Stock is outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

junior to such preferred stock. As a result, and in accordance with ASC 480, we have presented both our 5.50% Preferred Stock and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of June 30, 2022.
During the year ended June 30, 2022, we issued 15,671,412 shares of our Series A1 Preferred Stock for net proceeds of $353,713, 2,510,095 shares of our Series M1 Preferred Stock for net proceeds of $60,896, and 6,000,000 shares of our Series A Preferred Stock for net proceeds of $145,275, each excluding offering costs and preferred stock dividend reinvestments. During the year ended June 30, 2021, we issued 5,165,773 shares of our Series A1 Preferred Stock for net proceeds of $118,477, 130,657 shares of our Series M1 Preferred Stock for net proceeds of $3,189, and 187,000 shares of our Series A2 Preferred Stock for net proceeds of $4,208, each excluding offering costs and preferred stock dividend reinvestments.
Shares of the 5.50% Preferred Stock will pay a monthly dividend, when and if declared by the Board, at a fixed annual rate of 5.50% per annum of the Stated Value of $25.00 per share (computed on the basis of a 360-day year consisting of twelve 30-day months), payable in cash or through the issuance of additional 5.50% Preferred Stock through the 5.50% Preferred Stock DRIP.
Shares of the Series A Preferred Stock will pay a quarterly dividend, when and if declared by the Board, at a fixed annual rate of 5.35% per annum of the Stated Value of $25.00 per share (computed on the bases of a 360-day year consisting of twelve 30-day months), payable in cash.
During the years ended June 30, 2022 and June 30, 2021, we distributed approximately $18,288 and $1,711 to our 5.50% Preferred Stock holders. During the year ended June 30, 2022 and June 30, 2021, we distributed approximately $6,308 and $0 to our 5.35% Series A Preferred Stock holders. Our distributions to our 5.50% Preferred Stock holders and 5.35% Series A Preferred Stock holders for the years ended June 30, 2021 and June 30, 2022, are summarized in the following table:

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Declaration Date	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods	Amount Distributed to Preferred Stock holders
5.50% Preferred Stock holders
11/6/2020	11/18/2020	12/1/2020	$0.114583	$13
12/4/2020	12/21/2020	1/4/2021	0.114583	33
12/4/2020	1/20/2021	2/1/2021	0.114583	75
12/4/2020	2/17/2021	3/1/2021	0.114583	97
2/9/2021	3/17/2021	4/1/2021	0.114583	228
2/9/2021	4/21/2021	5/3/2021	0.114583	334
2/9/2021	5/19/2021	6/1/2021	0.114583	402
5/7/2021	6/16/2021	7/1/2021	0.114583	529
Distributions for the year ended June 30, 2021				$1,711

5/7/2021	7/21/2021	8/2/2021	$0.114583	$680
5/7/2021	8/18/2021	9/1/2021	0.114583	786
8/24/2021	9/15/2021	10/1/2021	0.114583	941
8/24/2021	10/20/2021	11/1/2021	0.114583	1,054
8/24/2021	11/17/2021	12/1/2021	0.114583	1,197
11/5/2021	12/15/2021	1/3/2022	0.114583	1,296
11/5/2021	1/19/2022	2/1/2022	0.114583	1,498
11/5/2021	2/16/2022	3/1/2022	0.114583	1,688
2/7/2022	3/23/2022	4/1/2022	0.114583	1,938
2/7/2022	4/20/2022	5/2/2022	0.114583	2,190
2/7/2022	5/18/2022	6/1/2022	0.114583	2,420
5/6/2022	6/22/2022	7/1/2022	0.114583	2,600
Distributions for the year ended June 30, 2022				$18,288

5.35% Preferred Stock holders
8/24/2021	10/20/2021	11/1/2021	$0.382674	$2,296
11/5/2021	1/19/2022	2/1/2022	0.334375	2,006
2/7/2022	4/20/2022	5/2/2022	0.334375	2,006
Distributions for the year ended June 30, 2022				$6,308
The above table includes dividends paid during the year ended June 30, 2022. It does not include distributions previously declared to the 5.50% Preferred Stock holders and 5.35% Series A Preferred Stock holders of record for any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and paid subsequent to June 30, 2022:
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on July 20, 2022 with a payment date of August 1, 2022
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on August 17, 2022 with a payment date of September 1, 2022
•$0.334375 per share (before pro ration for partial period holders of record) for 5.35% Series A Preferred Stock holders of record on July 20, 2022 with a payment date of August 1, 2022.
As of June 30, 2022, we have accrued approximately $24 and $1,315 in dividends that have not yet been declared for our 5.50% Preferred Stock holders and 5.35% Series A Preferred Stock holders, respectively.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following table shows our outstanding Preferred Stock as of June 30, 2022:

Series	Maximum Offering Size (Shares)		Maximum Aggregate Liquidation Preference of Offering		Inception to Date Preferred Shares Issued	Inception to Date Liquidation Preference of Shares Issued	Preferred Stock Shares Outstanding		Liquidation Preference of Shares Outstanding
Series A1	60,000,000	(1)	$1,500,000	(1)	20,837,185	$520,930	20,794,645	(4)	$519,866
Series M1	60,000,000	(1)	1,500,000	(1)	2,640,752	66,019	2,626,238	(4)	65,656
Series M2	60,000,000	(1)	1,500,000	(1)	—	—	—
Series AA1	10,000,000	(2)	250,000	(2)	—	—	—
Series MM1	10,000,000	(2)	250,000	(2)	—	—	—
Series A2	187,000		4,675		187,000	4,675	187,000		4,675
Series A	6,000,000		150,000		6,000,000	150,000	6,000,000		150,000
Total	76,187,000	(3)	$1,904,675	(3)	29,664,937	$741,624	29,607,882	(5)	$740,197
(1) The maximum offering of 60,000,000 shares and $1,500,000 aggregate liquidation preference is for any combinations of Series A1, Series M1, and Series M2 shares.
(2) The maximum offering of 10,000,000 shares and $250,000 aggregate liquidation preference is for any combinations of Series AA1 and Series MM1.
(3) The authorized maximum offering size of Preferred Stock as of June 30, 2022 is 76,187,000 shares, par value $0.001 per share, with an aggregate liquidation preference of $1,904,675, a liquidation preference of $25.00 per share. The totals referenced in the above table are in light of the combined maximum offering amounts for the various series of shares identified in footnote 1 and footnote 2 and the table columns are not intended to foot.
(4) Preferred Stock shares outstanding is calculated as shares issued under the respective offering program, net of additional shares issued through the Preferred Stock DRIP and Preferred Stock converted to common stock through the Holder Optional Redemption and Optional Redemption Upon Death of Holder. Refer to subsequent tables for respective fiscal year activity.
(5) Does not foot due to rounding.

The following table shows our outstanding Preferred Stock as of June 30, 2021:

Series	Maximum Offering Size (Shares)		Maximum Aggregate Liquidation Preference of Offering		Inception to Date Preferred Shares Issued	Inception to Date Liquidation Preference of Shares Issued	Preferred Stock Shares Outstanding		Liquidation Preference of Shares Outstanding
Series A1	40,000,000	(1)	$1,000,000	(1)	5,165,773	$129,144	5,163,926	(3)	$129,098
Series M1	40,000,000	(1)	1,000,000	(1)	130,657	3,266	130,666	(3)	3,267
Series M2	40,000,000	(1)	1,000,000	(1)	—	—	—		—
Series AA1	10,000,000		250,000		—	—	—		—
Series A2	187,000		4,675		187,000	4,675	187,000		4,675
Total	50,187,000	(2)	$1,254,675	(2)	5,483,430	$137,085	5,481,592		$137,040
(1) The maximum offering of 40,000,000 shares and $1,000,000 aggregate liquidation preference is for any combinations of Series A1, Series M1, and Series M2 shares.
(2) The authorized maximum offering size of Preferred Stock as of June 30, 2021 is 50,187,000 shares, par value $0.001 per share, with an aggregate liquidation preference of $1,254,675, a liquidation preference of $25.00 per share. The totals referenced in the above table are in light of the combined maximum offering amounts for the various series of shares identified in footnote 1 and the table columns are not intended to foot.
(3) Preferred Stock shares outstanding is calculated as shares issued under the respective offering program, net of additional shares issued through the Preferred Stock DRIP and Preferred Stock converted to common stock through the Holder Optional Redemption and Optional Redemption Upon Death of Holder. Refer to subsequent tables for respective fiscal year activity.
Preferred Stock issued prior to the issuance of our 5.35% Series A Preferred Stock has a carrying value equal to liquidation value per share on our Consolidated Statements of Assets and Liabilities. Subsequent issuances of our Preferred Stock classified as temporary equity are recorded net of issuance costs. The carrying value is inclusive of cumulative accrued and unpaid dividends as of June 30, 2022.
Series A1 and Series M1 shares outstanding are net of dividend reinvestments paid and conversions to common stock in accordance with their liquidation features. The following tables show such activity during the years ended June 30, 2022 and June 30, 2021, respectively:

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Series	June 30, 2021 Shares Outstanding	Shares Issued	Shares issued through Preferred Stock DRIP	Shares Converted to Common(1)	June 30, 2022 Shares Outstanding
Series A1	5,163,926	15,671,412	13,982	(54,675)	20,794,645
Series M1	130,666	2,510,095	276	(14,800)	2,626,238	(2)
Series A2	187,000	—	—	—	187,000
Series A	—	6,000,000	—	—	6,000,000
Total	5,481,592	24,181,507	14,258	(69,475)	29,607,882	(2)
(1)Convert to common shares via Holder Optional Redemptions and Optional Redemption Upon Death of Holder.
(2)Does not foot due to rounding.

Series	June 30, 2020 Shares Outstanding	Shares Issued	Shares issued through Preferred Stock DRIP	Shares Converted to Common(1)	June 30, 2021 Shares Outstanding
Series A1	—	5,165,773	1,365	(3,212)	5,163,926
Series M1	—	130,657	9	—	130,666
Series A2	—	187,000	—	—	187,000
Total	—	5,483,430	1,374	(3,212)	5,481,592
(1)Convert to common shares via Holder Optional Redemptions and Optional Redemption Upon Death of Holder.

The conversion rights discussed above are accounted for as share settled redemption features and are determined to be clearly and closely related to the preferred stock host instruments. As such, we determined that no bifurcation was necessary.
Common Stock
Our common stockholders’ equity accounts as of June 30, 2022 and June 30, 2021 reflect cumulative shares issued, net of shares previously repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan, in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% Preferred Stock Holder Optional Conversion and Optional Redemptions Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify stockholders of our intention to purchase our common stock.
We did not repurchase any shares of our common stock under the Repurchase Program for the years ended June 30, 2022 and June 30, 2021. As of June 30, 2022, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
On June 12, 2020, we entered into equity distribution agreements with each of RBC Capital Markets, LLC, Barclays Capital Inc., and KeyBanc Capital Markets Inc. pursuant to which we may offer and sell, by means of at-the-market offerings, up to 50,000,000 shares of our $0.001 par value Common Stock (“Common Stock ATM”).
Excluding common stock dividend reinvestments and shares issued in connection with the 5.50% Preferred Stock Holder Optional Conversion, during the years ended June 30, 2022 and June 30, 2021, we did not issue any shares of our common stock.

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
On June 10, 2022, at a special meeting of stockholders, our stockholders authorized us to sell shares of our common stock (during the next 12 months) at a price or prices below our net asset value per share at the time of sale in one or more offerings subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of its outstanding common stock immediately prior to such sale).
During the years ended June 30, 2022 and June 30, 2021, we distributed approximately $281,394 and $276,145, respectively, to our common stockholders. The following table summarizes our distributions declared and payable for the years ended June 30, 2021 and June 30, 2022:

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/8/2020	7/31/2020	8/20/2020	$0.06	$22,515
5/8/2020	8/31/2020	9/17/2020	0.06	22,619
8/25/2020	9/30/2020	10/22/2020	0.06	22,727
8/25/2020	10/30/2020	11/19/2020	0.06	22,836
11/6/2020	11/30/2020	12/24/2020	0.06	22,942
11/6/2020	12/31/2020	1/21/2021	0.06	23,046
11/6/2020	1/29/2020	2/18/2021	0.06	23,140
2/9/2021	2/26/2021	3/18/2021	0.06	23,219
2/9/2021	3/31/2021	4/22/2021	0.06	23,244
2/9/2021	4/30/2021	5/20/2021	0.06	23,265
5/7/2021	5/27/2021	6/17/2021	0.06	23,286
5/7/2021	6/28/2021	7/22/2021	0.06	23,306
Total declared and payable for the year ended June 30, 2021				$276,145

5/7/2021	7/28/2021	8/19/2021	$0.06	$23,325
5/7/2021	8/27/2021	9/23/2021	0.06	23,348
8/24/2021	9/28/2021	10/21/2021	0.06	23,370
8/24/2021	10/27/2021	11/18/2021	0.06	23,392
11/5/2021	11/26/2021	12/23/2021	0.06	23,413
11/5/2021	12/29/2021	1/20/2022	0.06	23,435
11/5/2021	1/27/2022	2/17/2022	0.06	23,457
2/7/2022	2/24/2022	3/22/2022	0.06	23,479
2/7/2022	3/29/2022	4/20/2022	0.06	23,503
2/7/2022	4/27/2022	5/19/2022	0.06	23,529
5/6/2022	5/27/2022	6/21/2022	0.06	23,554
5/6/2022	6/28/2022	7/20/2022	0.06	23,589
Total declared and payable for the year ended June 30, 2022				$281,394
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during years ended June 30, 2022 and June 30, 2021. It does not include distributions previously declared to common stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to June 30, 2022:
•$0.06 per share for July 2022 to holders of record on July 27, 2022 with a payment date of August 18, 2022; and
•$0.06 per share for August 2022 to holders of record on August 29, 2022 with a payment date of September 21, 2022.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the years ended June 30, 2022 and June 30, 2021, we issued 4,524,956 and 14,871,092 shares of our common stock, respectively, in connection with the dividend reinvestment plan.
During the year ended June 30, 2022, Prospect officers and directors purchased 102,315 shares of our common stock, or 0.03% of total outstanding shares as of June 30, 2022, through shares issued in connection with our common stock dividend reinvestment plan.
As of June 30, 2022, we have reserved 23,358,402 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5) and 1,000,000,000 shares of our common stock for issuance upon conversion of the 5.50% Preferred Stock.
Note 10. Other Income
Other income consists of structuring fees, amendment fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the years ended June 30, 2022, 2021 and 2020:

	Year Ended June 30,
	2022	2021	2020
Structuring, advisory and amendment fees (refer to Note 3)	$43,683	$34,675	$25,586
Royalty and net revenue interests	66,819	37,417	31,601
Administrative agent fees	692	511	523
Total other income	$111,194	$72,603	$57,710

Note 11. Net Increase (Decrease) in Net Assets per Common Share
Earnings per share is calculated in accordance with ASC 260, “Earnings per Share”. Basic earnings per share is calculated by dividing the net increase (decrease) in net assets resulting from operations, less preferred dividends, by the weighted average number of common shares outstanding. Diluted earnings per share gives effect to all dilutive potential common shares outstanding using the if-converted method for Preferred Stock (Refer to Note 9). Diluted earnings per share excludes all dilutive potential common shares if their effect is anti-dilutive. During the year ended June 30, 2022 and June 30, 2021, we did not have potential common shares that would be anti-dilutive.

The following information sets forth the computation of basic and diluted earnings per common share during the years ended June 30, 2022, 2021, and 2020.

	Year Ended June 30,
	2022	2021	2020
Net increase (decrease) in net assets resulting from operations applicable to Common Stockholders	$556,649	$962,096	$(16,224)
Basic weighted average common shares outstanding	390,571,648	382,705,106	368,094,299
Basic earnings (loss) per share	$1.43	$2.51	$(0.04)

	Year Ended June 30,
	2022	2021	2020
Net increase (decrease) in net assets resulting from operations applicable to Common Stockholders	$582,584	$963,807	$(16,224)
Diluted weighted average common shares outstanding	433,791,771	385,968,567	368,094,299
Diluted earnings (loss) per share	$1.34	$2.50	$(0.04)
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

For income tax purposes, dividends paid and distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to common stockholders during the tax years ended August 31, 2021, 2020 and 2019 were as follows:

	Tax Year Ended August 31,
	2021	2020	2019
Ordinary income	$251,171	$169,041	$263,773
Capital gain	—	—	—
Return of capital	25,784	96,720	—
Total dividends paid to common stockholders	$276,955	$265,761	$263,773
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
As of August 25, 2021 when our prior Form 10-K was filed for the year ended June 30, 2021, we estimated our distributions for the fiscal year then ended to be $265,593 of distributions of ordinary income and $12,263 of our distributions to be return of capital. Subsequent to our filing date, we obtained more information from our underlying investments as to the character of the distributions for the tax year ended August 31, 2021, which resulted in changes to distributions previously disclosed in our Form 10-K filing. As a result of the change, our total distributable loss on our Consolidated Statement of Assets and Liabilities for the year ended June 30, 2021 changed from $232,659 to $210,570 with $22,089 being reclassified to distributions from capital. The remaining reclassification of tax distributions classified as return of capital for the tax year ended August 31, 2021 have been adjusted in the fiscal year ended June 30, 2022. This adjustment resulted in an increase to distributable earnings of $3,695 for the three months ended September 30, 2021 compared to what was previously disclosed in our Form 10-Q filing for the quarter then ended.
We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. stockholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. For the 2022 calendar year, 44.33% of our taxable dividends as of June 30, 2022 qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non-U.S. stockholders. This percentage is based on the best estimates available at the time of this filing. The final percentage will be determined with the filing of Form 1099-DIV.
We generate income that may be beneficial to shareholders that face interest expense limitations. Under IRC Section 163(j), a RIC is permitted to designate distributions attributable to net business interest income as section 163(j) interest dividends. For the 2022 calendar year 66.99% of our taxable ordinary dividends as of June 30, 2022 qualified as section 163(j) interest dividends. This percentage is based on the best estimates available at the time of this filing. The final percentage will be determined with the filing of Form 1099-DIV.
We generate dividend income that may be beneficial to certain U.S. corporate shareholders. Under IRC Sections 243 and 854, a RIC is permitted to designate ordinary dividends as eligible for the 50% dividends received deduction. For the 2021 calendar year 2.68% of our taxable ordinary dividends qualified for the deduction under sections 243 and 854. For the 2022 calendar year 4.86% of our taxable ordinary dividends as of June 30, 2022 qualified for the deduction under sections 243 and 854. This percentage is based on the best estimates available at the time of this filing. The final percentage will be determined with the filing of Form 1099-DIV.
For the tax year ending August 31, 2022, the tax character of dividends paid to stockholders through June 30, 2022 is expected to be ordinary income and capital gains however due to the difference between our fiscal and tax year ends, the final

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

determination of the tax character of dividends between ordinary income and capital gains will not be made until we file our tax return for the tax year ending August 31, 2022.
Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following reconciles the net increase in net assets resulting from operations to taxable income for the tax years ended August 31, 2021, 2020 and 2019:

	Tax Year Ended August 31,
	2021	2020	2019
Net increase (decrease) in net assets resulting from operations	$428,106	$(78,949)	$93,093
Net realized (gains) losses on investments	16,173	10,139	(5,923)
Net unrealized (gains) losses on investments	(143,654)	328,997	217,159
Other temporary book-to-tax differences	(47,330)	(91,368)	(87,511)
Permanent differences	(20)	57	78
Taxable income before deductions for distributions	$253,275	$168,876	$216,896
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
As of June 30, 2022, the cost basis of investments for tax purposes was $7,214,493 resulting in an estimated net unrealized gain of $388,017. As of June 30, 2022, the gross unrealized gains and losses were $1,506,944 and $1,118,927, respectively. As of June 30, 2021, the cost basis of investments for tax purposes was $6,050,304 resulting in an estimated net unrealized gain of $151,474. As of June 30, 2021 the gross unrealized gains and losses were $1,208,128 and $1,056,654, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of June 30, 2022 and June 30, 2021 was calculated based on the book cost of investments as of June 30, 2022 and June 30, 2021, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2021 and 2020, respectively.
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
The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

receives a fee from us, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our total assets. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. The total gross base management fee incurred to the favor of the Investment Adviser was $140,370, $114,622 and $108,910 during the years ended June 30, 2022, 2021, and 2020, respectively.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The total income incentive fee incurred was $79,491, $71,227 and $68,057 during the years ended June 30, 2022, 2021 and 2020, respectively. No capital gains incentive fee was incurred during the years ended June 30, 2022, 2021 and 2020. Income incentive fee for the years ended June 30, 2021 and June 30, 2020 includes a $264 and $1,306 adjustment for fees earned in prior periods that were neither expensed nor paid to the Investment Adviser.
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
The allocation of net overhead expense from Prospect Administration was $13,797, $14,262 and $18,247, during the years ended June 30, 2022, 2021 and 2020 respectively. Prospect Administration received estimated payments of $6,381, $1,572 and $1,530 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal services during the years ended June 30, 2022, 2021 and 2020, respectively. In addition, we were given a credit in the amount of $3,522 for legal expenses incurred on behalf of our portfolio companies that were remitted to Prospect Administration during the year ended June 30, 2021. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount.
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
During the years ended June 30, 2022, 2021 and 2020, we received payments of $7,567, $7,490 and $5,234, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration.
Co-Investments
On January 13, 2020, (amended on August 2, 2022), we received an exemptive order from the SEC (the “Order”), which superseded a prior co-investment exemptive order granted on February 10, 2014, that gave us the ability to negotiate terms other than price and quantity of co-investment transactions with other funds managed by the Investment Adviser or certain affiliates, including Priority Income Fund, Inc. and Prospect Sustainable Income Fund, Inc. (f/k/a Prospect Flexible Income Fund, Inc.), where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions included therein.
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
We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the years ended June 30, 2022, 2020 and 2019, we recognized expenses that were reimbursed for valuation services of $112, $126 and $155, respectively. Conversely, Priority Income Fund, Inc. and Prospect Sustainable Income Fund, Inc. (f/k/a Prospect Flexible Income Fund, Inc.) reimburse us for software fees, expenses which were initially incurred by Prospect.

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
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings of Delaware LLC (“CP Holdings”), a Consolidated Holding Company. CP
Holdings owns 99.8% of the equity of CP Energy Services, Inc. (“CP Energy”), and the remaining equity is owned by CP
Energy management. CP Energy owns directly or indirectly 100% of each of CP Well; Wright Foster Disposals, LLC; Foster
Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”) a portfolio company of Prospect with $26,648 in first lien term loans (the “Spartan Term Loans”) due to us as of June 30, 2022. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loans.

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

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Interest Income
Interest Income from CP Energy	$5,424	$4,680	$4,636
Interest Income from Spartan	1,884	1,252	3,115
Total Interest Income	$7,308	$5,932	$7,751
Other Income
Administrative Agent	$6	$25	$13
Total Other Income	$6	$25	$13
Managerial Assistance (1)	$—	$—	$150
Reimbursement of Legal, Tax, etc. (2)	9	—	—
Realized Gain	—	2,832	—
(1) No income recognized by Prospect. MA payments were paid from CP Energy to Prospect and subsequently remitted to PA.
(2) Paid from CP Energy to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to CP Energy (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Additions	$15,681	$28,694	$5,039
Interest Income Capitalized as PIK	6,588	4,678	3,815
Repayment of Loan Receivable	—	23,361	—
Return of Capital	—	1	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	As of
	June 30, 2022	June 30, 2021
Interest Receivable (3)	$26	$18
Other Receivables (4)	171	27
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

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Interest Income	$15,106	$14,139	$12,145
Other Income
Structuring Fee	$—	$—	$112
Total Other Income	$—	$—	$112
Managerial Assistance (1)	$700	$700	$350
Reimbursement of Legal, Tax, etc.(2)	3	—	7
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

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Additions (3)	$—	$—	$5,600
Accreted Original Issue Discount	609	449	331
Interest Income Capitalized as PIK	8,990	9,044	6,960
Repayment of Loan Receivable	1,295	3,764	—
(3) During the year ended June 30, 2020, Prospect provided $5,600 of equity financing to support growth in Credit Central’s loan portfolio.

	As of
	June 30, 2022	June 30, 2021
Interest Receivable (4)	$42	$38
Other Receivables (5)	7	1
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
During the year ended June 30, 2022, Prospect restructured Echelon’s $32,843 First Lien Term Loan into preferred units.

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Interest Income	$7,695	$9,765	$8,349
Managerial Assistance (1)	250	188	125
Reimbursement of Legal, Tax, etc.(2)	490	—	—
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

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Additions (3)	$—	$865	$3,000
Interest Income Capitalized as PIK	10,646	9,070	7,630
(3) During the year ended June 30, 2021, Prospect made a follow-on $865 first lien term loan debt.

	As of
	June 30, 2022	June 30, 2021
Interest Receivable (4)	$1,339	$4,290
Other Receivables (5)	2	1
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
Transactions between Prospect and Freedom Marine are separately discussed below under “Freedom Marine Solutions, LLC.”

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

First Tower Finance Company LLC
Prospect owns 100% of the equity of First Tower Holdings of Delaware LLC (“First Tower Delaware”), a Consolidated Holding Company. First Tower Delaware owns 80.03% of First Tower Finance Company LLC (f/k/a First Tower Holdings LLC) (“First Tower Finance”). First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Interest Income	$74,501	$60,928	$57,802
Other Income
Structuring Fee	7,898	$21,081	$—
Total Other Income	$7,898	$21,081	—
Managerial Assistance (1)	$1,800	$2,400	$2,400
Reimbursement of Legal, Tax, etc. (2)	45	—	1
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

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Additions	$22,123	$—	$—
Interest Income Capitalized as PIK	20,546	3,001	6,178
Repayment of loan receivable	11,153	5,362	6,518

	As of
	June 30, 2022	June 30, 2021
Interest Receivable (3)	$218	$198
Other Receivables (4)	6	1
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

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Additions (1)	$1,000	$600	$—

	As of
	June 30, 2022	June 30, 2021
Other Receivables (2)	$6	$1

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(1) During the year ended June 30, 2022, Prospect provided $1,000 of equity funding to support growth in Freedom Marine’s loan portfolio.(2) Represents amounts due from Freedom Marine to Prospect for reimbursement of expenses paid by Prospect on behalf of Freedom Marine.
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

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Interest Income	$26,517	$22,479	$18,823
Other Income
Structuring Fee	200	—	—
Total Other Income	$200	$—	$—
Managerial Assistance (1)	1,097	—	—
Reimbursement of Legal, Tax, etc. (2)	1,493	141	—
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

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Additions (3)	$17,778	$—	$4,350
Interest Income Capitalized as PIK	18,345	15,637	13,830
Repayment of loan receivable	246	—	—
(3) During the year ended June 30, 2022, Prospect purchased $10,000 of first lien Senior Secured Term Loan A from a third-party. In addition, Prospect purchased $7,778 of first lien Senior Secured Term Loan A in the first quarter of 2022.

	As of
	June 30, 2022	June 30, 2021
Interest Receivable (4)	$80	$67
Other Receivables (5)	16	11
(4) Interest income recognized but not yet paid.
(5) Represents amounts due from InterDent to Prospect for reimbursement of expenses paid by Prospect on behalf of InterDent.

Kickapoo Ranch Pet Resort
Prospect owns 100% of the membership interest of Kickapoo Ranch Pet Resort (“Kickapoo”). Kickapoo is a luxury pet boarding facility.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Dividend Income	$25	$—	$—
Other Income
Royalty/Net Interest	$—	$—	$36
Total Other Income	$—	$—	$36

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Additions (1)	$—	$—	$2,378
(1) During the year ended June 30, 2020, we provided $2,378 of equity financing to Kickapoo.

	As of
	June 30, 2022	June 30, 2021
Other Receivables (2)	$8	$7
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

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Interest Income	$7,317	$10,078	$9,027
Other Income
Structuring Fee	$—	$66	$294
Advisory Fee	—	—	293
Administrative Agent	—	—	—
Total Other Income	$—	$66	$587
Managerial Assistance (1)	$150	$150	$300
Reimbursement of Legal, Tax, etc. (2)	17	29	29
Realized Gain	12	2	—
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Additions	$—	$2,650	$—
Interest Income Capitalized as PIK	4,956	4,558	3,421
Repayment of loan receivable	—	850	566

	As of
	June 30, 2022	June 30, 2021
Interest Receivable (3)	$81	$19
Other Receivables (4)	6	—
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
Effective June 19, 2020, we amended and restated the terms of our credit agreement with NPRC, as part of the amendment we increased our investment through a new Term Loan D first lien note in the aggregate principal amount of $183,425 and the proceeds were returned to us as a return of capital, reducing our equity investment in NPRC. We received structuring fees of $3,669 as a result of the amendment.
During the year ended June 30, 2022, we received partial repayments of $301,382 of our loans previously outstanding with NPRC, and provided $395,247 of debt financing and $15,620 of equity financing to NPRC for the acquisition of real estate properties, to fund capital expenditures for existing real estate properties, to provide working capital, to fund purchases of rated secured structured notes, and to support the purchase of high yield corporate debt.

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Interest Income	$63,818	$57,296	$67,303
Other Income
Structuring Fee	$3,648	$3,176	$6,859
Advisory Fee	—	—	7,595
Residual Profit Interest	66,124	36,748	30,891
Total Other Income	$69,772	$39,924	$45,345
Managerial Assistance (1)	$2,100	$2,100	$1,050
Reimbursement of Legal, Tax, etc.(2)	3,884	1,390	748
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

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Additions (3)	$410,867	$225,742	$118,309
Repayment of loan receivable	301,382	83,450	276,279
(3) During the year ended June 30, 2020, we provided $19,309 of debt to NPRC and its wholly-owned subsidiaries to fund capital expenditures for existing real estate properties and provide working capital, and provided $79,200 of debt and $19,800 of equity to fund purchases of rated secured structured notes, expenses and structuring fees. During the year ended June 30, 2019 we provided $10,206 of equity financing to NPRC for the acquisition of real estate properties and $1,377 of equity financing to NPRC to fund capital expenditures for existing real estate properties.

	As of
	June 30, 2022	June 30, 2021
Interest Receivable (4)	$83	$35
Other Receivables (5)	7	3
(4) Interest income recognized but not yet paid.
(5) Represents amounts due from NPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of NPRC.

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

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Interest Income	$4,108	$4,105	$3,917
Dividend Income (1)	2,650	2381	—
Other Income
Structuring Fee	405	405	—
Total Other Income	$405	$405	$—
Managerial Assistance (2)	$400	$400	$300
Reimbursement of Legal, Tax, etc. (3)	11	—	—
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

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Interest Income Capitalized as PIK	$—	$173	$1,470
Repayment of Loan Receivable	—	381	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	As of
	June 30, 2022	June 30, 2021
Interest Receivable (4)	$11	$11
Other Receivables (5)	9	2
(4) Interest income recognized but not yet paid.
(5) Represents amounts due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide.

NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 90.42% and 94.82% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of June 30, 2022 and June 30, 2021, respectively, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.

On December 30, 2019, NMMB executed a dividend recapitalization whereby Prospect invested $15,100 of a first lien term loan to repay NMMB’s existing term loan, provide a shareholder distribution, and pay fees and expenses. As part of the recapitalization, Prospect converted its Series A and Series B preferred securities into 92.42% common equity and received a dividend distribution of $2,797.

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Interest Income	$1,206	$528	$653
Dividend Income (1)	8,383	—	2,797
Other Income
Structuring Fee	$450	$—	$453
Total Other Income	$450	$—	$453
Managerial Assistance (2)	$400	$400	$200
Realized Gain	3,946	—	—
Reimbursement of Legal, Tax, etc. (3)	26	—	—
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

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Additions	$25,000	$—	$15,100
Repayment of loan receivable
Repayment from Armed Forces	$13,021	$—	$3,114
Repayment from NMMB	—	152	10,076
Total Repayment of loan receivable	$13,021	$152	$13,190

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	As of
	June 30, 2022	June 30, 2021
Interest Receivable (4)	$9	$1
Other Receivables (5)	5	—
(4) Interest income recognized but not yet paid.
(5) Represents amounts due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB.

Pacific World Corporation
Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.97% and 99.96% ownership interest of Pacific World as of June 30, 2022 and June 30, 2021, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.
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

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Interest Income	$4,779	$4,317	$2,457
Reimbursement of Legal, Tax, etc. (1)	—	2,377	—
(1) Paid from Pacific World to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to Pacific World (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Additions (2)	$6,500	$—	$12,456
Interest Income Capitalized as PIK	4,651	2,542	—
Repayment of loan receivable (3)	—	—	3,722
(2) During the year ended June 30, 2020, Prospect provided $12,456 of equity financing to Pacific World to fund working capital needs.
(3) During the year ended June 30, 2020, a portion of litigation proceeds received were used to partially repay $3,366 of the debt outstanding with Pacific World.

	As of
	June 30, 2022	June 30, 2021
Interest Receivable (4)	$16	$36
Other Receivables (5)	109	37
(4) Interest income recognized but not yet paid.
(5) Represents amounts due from Pacific World to Prospect for reimbursement of expenses paid by Prospect on behalf of Pacific World.

R-V Industries, Inc.
Prospect owns 87.75% of the fully-diluted equity of R-V Industries, Inc. (“R-V”), with R-V management owning the remaining 12.25% of the equity. On December 15, 2020 we restructured our $28,622 Senior Subordinated Note with R-V into a $28,622 First Lien Note. No realized gain or loss was recorded as a result of the transaction.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Interest Income	$3,051	$2,862	$3,087
Dividend Income (1)	441	—	—
Other Income
Advisory Fee	$125	$—	$—
Total Other Income	$125	$—	$—
Managerial Assistance (2)	180	180	90
Reimbursement of Legal, Tax, etc.(3)	48	—	12
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

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Additions	$5,000	$—	$—

	As of
	June 30, 2022	June 30, 2021
Interest Receivable (4)	$11	$8
Other Receivables (5)	2	—
(4) Interest income recognized but not yet paid.
(5) Represents amounts due from R-V to Prospect for reimbursement of expenses paid by Prospect on behalf on R-V.

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

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Interest Income	$2,354	$2,347	$2,258
Other Income
Structuring Fee	$—	$—	$100
Total Other Income	$—	$—	$100
Managerial Assistance (1)	$10	$11	$8
Realized Gain	—	121	—
(1) No income recognized by Prospect. MA payments were paid from UTP to Prospect and subsequently remitted to PA.

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Additions	$—	$316	$2,900
Repayment of loan receivable	33	518	664

	As of
	June 30, 2022	June 30, 2021
Interest Receivable (2)	$7	$6
Other Receivables (3)	17	4
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

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Interest Income	$203	$102	$—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Additions (1)	$—	$2,000	$1,500
Repayment of loan receivable	—	—	5,950
(1) During the year ended June 30, 2020, Prospect provided $1,500 of equity financing to USES to fund capital expenditures and repayment of accounts payable. During the year ended June 30, 2021, Prospect provided $2,000 of new Senior Acquisition Term Loan financing to USES to fund company’s equity investment.

	As of
	June 30, 2022	June 30, 2021
Interest Receivable (2)	$1	$1
Other Receivables (3)	62	—
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

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Interest Income
Interest Income from Valley	$1,112	$1,111	$1,115
Interest Income from Valley Electric	6,419	5,994	5,991
Total Interest Income	$7,531	$7,105	$7,106
Dividend Income (1)	$3,150	$2,261	$7,538
Other Income
Structuring Fee	$—	$—	$—
Royalty/Net Interest	926	666	665
Total Other Income	$926	$666	$665
Managerial Assistance (2)	600	600	300
Reimbursement of Legal, Tax, etc. (3)	$72	$—	$29
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Additions	$13,000	$—	$—
Interest Income Capitalized as PIK	22	—	—
Repayment of loan receivable	14,698	1,061	1,062

	As of
	June 30, 2022	June 30, 2021
Interest Receivable (4)	$19	$20
Other Receivables (5)	5	2
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

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Managerial Assistance (1)	$—	$—	$14
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
We are not aware of any material legal proceedings as of June 30, 2022.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 16. Financial Highlights
The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2022:

	Year Ended June 30,
	2022		2021		2020		2019	2018
Per Share Data
Net asset value per common share at beginning of year	$9.81		$8.18		$9.01		$9.35	$9.32
Net investment income(1)	0.88		0.75		0.72		0.85	0.79
Net realized and change in unrealized gains (losses)(1)	0.61		1.77		(0.76)		(0.46)	0.04
Net increase (decrease) from operations	1.49		2.51	(5)	(0.04)		0.39	0.83
Distributions of net investment income to preferred stockholders	(0.06)		—		—		—	—
Net increase (decrease) from operations applicable to common stockholders	1.43		2.51		(0.04)		0.39	0.83
Distributions of net investment income to common stockholders	(0.71)	(10)	(0.63)	(9)	(0.49)	(7)	(0.72)	(0.77)
Return of capital to common stockholders	(0.01)	(10)	(0.09)	(9)	(0.23)	(7)	—	—
Common stock transactions(2)	(0.05)		(0.11)		(0.07)		(0.01)	(0.03)
Offering costs from issuance of preferred stock	(0.03)		(0.04)		—		—	—
Reclassification of preferred stock issuance costs(11)	0.03		—		—		—	—
Net asset value per common share at end of year	$10.48	(5)	$9.81	(5)	$8.18		$9.01	$9.35

Per share market value at end of year	$6.99		$8.39		$5.11		$6.53	$6.71
Total return based on market value(3)	(8.59%)		85.53%		(11.35%)		8.23%	(7.42%)
Total return based on net asset value(3)	17.21%		35.52%		2.84%		7.17%	12.39%
Shares of common stock outstanding at end of year	393,164,437		388,419,573		373,538,499		367,131,025	364,409,938
Weighted average shares of common stock outstanding	390,571,648		382,705,106		368,094,299		365,984,541	361,456,075

Ratios/Supplemental Data
Net assets at end of year	$4,119,123		$3,945,517		$3,055,861		$3,306,275	$3,407,047
Portfolio turnover rate	15.92%		14.64%		16.46%		10.86%	30.70%
Ratio of operating expenses to average net assets(8)	9.00%		9.98%		11.37%		11.65%	11.08%
Ratio of net investment income to average net assets(8)	8.44%		8.24%		8.44%		9.32%	8.57%
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
(4)Amount is less than $0.01.
(5)Does not foot due to rounding.
(6)Not finalized for respective period. Refer to Note 12.
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
(9)The amounts reflected for the respective fiscal periods were updated based on tax information received subsequent to our Form 10-K filing for the year ended June 30, 2021 and our Form 10-Q filing for December 31, 2021. Certain reclassifications have been made in the presentation of prior period amounts. See Note 2 and Note 12 within the accompanying notes to the consolidated financial statements for further discussion.
(10)Not finalized for the respective fiscal period. Refer to Note 12.
(11)Preferred stock issuance costs include offering costs and underwriting costs related to the issuance of preferred stock. During the three months ended December 31, 2021, we have reclassified all preferred stock issuance costs related to preferred stock issued as temporary equity following our reclassification of preferred stock during the three months ended September 30, 2021. Refer to Note 9 within the accompanying notes to the consolidated financial statements for further discussion.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ended June 30, 2022:

	Investment Income		Net Investment Income		Net Realized and Unrealized (Losses) Gains		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2019	$161,883	$0.44	$71,060	$0.19	$(52,995)	$(0.14)	$18,065	$0.05
December 31, 2019	161,917	0.44	67,885	0.18	(79,088)	(0.21)	(11,203)	(0.03)
March 31, 2020	154,501	0.42	68,476	0.19	(254,175)	(0.70)	(185,699)	(0.51)
June 30, 2020	145,229	0.39	58,273	0.16	104,340	0.28	162,613	0.44

September 30, 2020	$142,880	$0.38	$57,545	$0.15	$110,201	$0.30	$167,746	$0.45
December 31, 2020	172,292	0.45	81,561	0.21	224,406	0.60	305,921	0.80
March 31, 2021	159,456	0.41	73,402	0.19	173,006	0.45	246,008	0.64
June 30, 2021	157,339	0.41	73,229	0.19	170,457	0.44	242,421	0.62

September 30, 2021	$169,474	$0.44	$81,369	$0.21	$130,762	$0.34	$209,724	$0.54
December 31, 2021	175,376	0.45	85,557	0.22	168,056	0.43	246,411	0.63
March 31, 2022	181,431	0.46	87,005	0.22	77,291	0.20	157,157	0.40
June 30, 2022	184,623	0.47	89,969	0.23	(137,425)	(0.35)	(56,643)	(0.14)
(1)Per share amounts are calculated using the basic weighted average number of common shares outstanding for the period presented and does not reflect the assumed conversion of dilutive securities (basic earnings per common share). As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.
(2)Amount is less than $0.01.
Note 18. Subsequent Events
During the period from July 7, 2022 through August 18, 2022, we issued a total of 8,354,350 shares of our 5.50% Series A1 Preferred Stock and 937,652 shares of our 5.50% Series M1 Preferred Stock, excluding shares issued via the Preferred Stock Dividend Reinvestment Plan, for net proceeds of $210,711.
On July 15, 2022, we repaid the outstanding principal amount of the 2022 Notes, plus interest, at maturity.
On August 29, 2022, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.50% Preferred Stock, from the date of issuance or, if later, from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in October as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
September 2022	9/21/2022	10/3/2022	$0.114583
October 2022	10/19/2022	11/1/2022	$0.114583
November 2022	11/16/2022	12/1/2022	$0.114583

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

On August 29, 2022, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
August 2022 - October 2022	10/19/2022	11/1/2022	$0.334375
On August 29, 2022, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
September 2022	9/28/2022	10/20/2022	$0.06
October 2022	10/27/2022	11/17/2022	$0.06

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2022, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, due to the material weaknesses in the Company’s internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Notwithstanding the material weaknesses, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects the Company’s financial condition, results of its operations, changes in its net assets and temporary equity and its cash flows for the periods presented.
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2022. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022, based upon criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2022, due to the material weaknesses described below.
A material weakness was identified in our internal control over financial reporting relating to the operation of the management review control over the valuation of collateralized loan obligations (“CLOs”), including management’s review procedures over the completeness and accuracy of the underlying data used in performing those review procedures. Additionally, we identified a material weakness relating to our control environment and monitoring activities; specifically, with respect to senior management’s commitment to the control environment principles and involvement in evaluating internal control deficiencies in a timely and appropriate manner.
Although these material weaknesses did not result in any material misstatement of our consolidated financial statements for the periods presented, there is a possibility they could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.
Management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects the Company’s financial condition, results of its operations, changes in its net assets and temporary
See notes to consolidated financial statements.

equity and its cash flows for the periods presented. We believe that the audited consolidated financial statements included in this Annual Report on Form 10-K are accurate.
We have begun the process of, and we are focused on, enhancing effective internal control measures to improve our internal control over financial reporting and remediate the material weaknesses. Our internal control remediation efforts include the following:
•Enhancing existing controls that address the completeness and accuracy of underlying data used in the performance of management review controls over the valuation of CLOs;
•Enhancing policies and procedures to retain adequate documentary evidence for certain management review controls over the valuation of CLOs, including precision of review and evidence of review procedures performed to demonstrate effective operation of such controls;
•Enhancing policies and procedures to adequately demonstrate a commitment to improving our overall control environment and develop proper monitoring controls around timely evaluation and communication of internal control deficiencies to those parties responsible for taking corrective action, including senior management and the board of directors, as appropriate.
We believe our planned actions to enhance our processes and controls will address the material weaknesses, but these actions are subject to ongoing management evaluation, and we will need a period of execution to demonstrate remediation. We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.
There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
Attestation Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, BDO USA, LLP, as auditor of our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of June 30, 2022.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Prospect Capital Corporation
New York, New York
Opinion on Internal Control over Financial Reporting

We have audited Prospect Capital Corporation and Subsidiaries (the “Company’s”) internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of June 30, 2022 and 2021, and the related consolidated statements of operations, changes in net assets and temporary equity, and cash flows for each of the three years in the period ended June 30, 2022, and the related notes and our report dated September 6, 2022 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses regarding the operation of the management review control over the valuation of collateralized loan obligations (“CLOs”), including management’s review procedures over the completeness and accuracy of the underlying data used in performing those review procedures and regarding the control environment and monitoring activities; specifically, with respect to senior management’s commitment to the control environment principles and involvement in evaluating internal control deficiencies in a timely and appropriate manner have been identified and described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 financial statements, and this report does not affect our report dated September 6, 2022 on those financial statements.

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

/s/ BDO USA, LLP
BDO USA, LLP

New York, New York
September 6, 2022

Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.
PART III
We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our 2022 Proxy Statement.
Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2022 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2022 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2022 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2022 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this Annual Report:
1.Financial Statements – See the Index to Consolidated Financial Statements in Item 8 of this report.
2.Financial Statement Schedules – The financial statements of National Property REIT Corp. required by Rule 3-09 of Regulation S-X will be provided as Exhibit 99.1 and Exhibit 99.2 to this report. The financial statements of First Tower Finance Company LLC required by Rule 3-09 of Regulation S-X will be provided as Exhibit 99.3 and Exhibit 99.4 to this report.
3.Exhibits – The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(499)
3.3	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (500)
3.4	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (501)
3.5	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(502)
3.6	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(509)
3.7	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(511)
3.8	Certificate of Correction to Articles Supplementary of Prospect Capital Corporation(512)
3.9	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(513)
3.10	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(520)
3.11	Amended and Restated Bylaws(3)
4.1	Form of Share Certificate(2)
4.2	Form of Indenture(9)
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
4.298	Three Hundred Third Supplemental Indenture dated as of April 10, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(98)
4.299
Indenture dated as of April 11, 2014, by and between Prospect Capital Corporation and American Stock Transfer & Trust Company, as Trustee and Form of Global Note of 4.75% Senior Convertible Notes Due 2020(99)

4.300	Three Hundred Fourth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(100)
4.301	Three Hundred Fifth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2019(100)
4.302	Three Hundred Sixth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(100)
4.303	Three Hundred Seventh Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(100)
4.304	Three Hundred Eighth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(100)
4.305	Three Hundred Ninth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(101)
4.306	Three Hundred Tenth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2019(101)
4.307	Three Hundred Eleventh Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(101)
4.308	Three Hundred Twelfth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(101)
4.309	Three Hundred Thirteenth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(101)
4.310	Three Hundred Fourteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(102)
4.311	Three Hundred Fifteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2019(102)
4.312	Three Hundred Sixteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(102)
4.313	Three Hundred Seventeenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(102)
4.314	Three Hundred Eighteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(102)
4.315	Three Hundred Nineteenth Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(103)
4.316	Three Hundred Twentieth Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2019(103)
4.317	Three Hundred Twenty-First Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(103)
4.318	Three Hundred Twenty-Second Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(103)
4.319	Three Hundred Twenty-Third Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(103)
4.320	Three Hundred Twenty-Fourth Supplemental Indenture dated as of November 17, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(110)
4.321	Three Hundred Twenty-Fifth Supplemental Indenture dated as of November 28, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(111)
4.322	Three Hundred Twenty-Sixth Supplemental Indenture dated as of December 4, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(112)
4.323	Three Hundred Twenty-Seventh Supplemental Indenture dated as of December 11, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(113)
4.324	Three Hundred Twenty-Eighth Supplemental Indenture dated as of December 18, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(114)
4.325	Three Hundred Twenty-Ninth Supplemental Indenture dated as of December 29, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(115)

Exhibit No.
4.326	Three Hundred Thirtieth Supplemental Indenture dated as of January 2, 2015, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(116)
4.327	Three Hundred Thirty-First Supplemental Indenture dated as of January 8, 2015, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(117)
4.328	Three Hundred Thirty-Second Supplemental Indenture dated as of January 15, 2015, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2020(118)
4.329	Three Hundred Thirty-Third Supplemental Indenture dated as of January 23, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(119)
4.330	Three Hundred Thirty-Fourth Supplemental Indenture dated as of January 29, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(120)
4.331	Three Hundred Thirty-Fifth Supplemental Indenture dated as of February 5, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(121)
4.332	Three Hundred Thirty-Sixth Supplemental Indenture dated as of February 20, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(122)
4.333	Three Hundred Thirty-Seventh Supplemental Indenture dated as of February 26, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(123)
4.334	Three Hundred Thirty-Eighth Supplemental Indenture dated as of March 5, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(124)
4.335	Three Hundred Thirty-Ninth Supplemental Indenture dated as of March 12, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(125)
4.336	Three Hundred Fortieth Supplemental Indenture dated as of March 19, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(126)
4.337	Three Hundred Forty-First Supplemental Indenture dated as of March 26, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(127)
4.338	Three Hundred Forty-Second Supplemental Indenture dated as of April 2, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(128)
4.339	Three Hundred Forty-Third Supplemental Indenture dated as of April 9, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(129)
4.340	Three Hundred Forty-Fourth Supplemental Indenture dated as of April 16, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(130)
4.341	Three Hundred Forty-Fifth Supplemental Indenture dated as of April 16, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(130)
4.342	Three Hundred Forty-Sixth Supplemental Indenture dated as of April 23, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(131)
4.343	Three Hundred Forty-Seventh Supplemental Indenture dated as of April 23, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(131)
4.344	Three Hundred Forty-Eighth Supplemental Indenture dated as of April 30, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(132)
4.345	Three Hundred Forty-Ninth Supplemental Indenture dated as of April 30, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(132)
4.346	Three Hundred Fiftieth Supplemental Indenture dated as of May 7, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(133)
4.347	Three Hundred Fifty-First Supplemental Indenture dated as of May 7, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(133)
4.348	Three Hundred Fifty-Second Supplemental Indenture dated as of May 21, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(134)
4.349	Three Hundred Fifty-Third Supplemental Indenture dated as of May 29, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(135)
4.350	Three Hundred Fifty-Fourth Supplemental Indenture dated as of May 29, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2022(135)
4.351	Three Hundred Fifty-Fifth Supplemental Indenture dated as of June 4, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(136)
4.352	Three Hundred Fifty-Sixth Supplemental Indenture dated as of June 4, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2022(136)
4.353	Three Hundred Fifty-Seventh Supplemental Indenture dated as of June 11, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(137)

Exhibit No.
4.354	Three Hundred Fifty-Eighth Supplemental Indenture dated as of June 11, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2022(137)
4.355	Three Hundred Fifty-Ninth Supplemental Indenture dated as of June 18, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(138)
4.356	Three Hundred Sixtieth Supplemental Indenture dated as of June 18, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2021(138)
4.357	Three Hundred Sixty-First Supplemental Indenture dated as of June 25, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(139)
4.358	Three Hundred Sixty-Second Supplemental Indenture dated as of June 25, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2021(139)
4.359	Three Hundred Sixty-Third Supplemental Indenture dated as of July 2, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(140)
4.360	Three Hundred Sixty-Fourth Supplemental Indenture dated as of July 2, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2021(140)
4.361	Three Hundred Sixty-Fifth Supplemental Indenture dated as of July 9, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(141)
4.362	Three Hundred Sixty-Sixth Supplemental Indenture dated as of July 9, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(141)
4.363	Three Hundred Sixty-Seventh Supplemental Indenture dated as of July 16, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(142)
4.364	Three Hundred Sixty-Eighth Supplemental Indenture dated as of July 16, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(142)
4.365	Three Hundred Sixty-Ninth Supplemental Indenture dated as of July 23, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(143)
4.366	Three Hundred Seventieth Supplemental Indenture dated as of July 23, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(143)
4.367	Three Hundred Seventy-First Supplemental Indenture dated as of July 30, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(144)
4.368	Three Hundred Seventy-Second Supplemental Indenture dated as of July 30, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(144)
4.369	Three Hundred Seventy-Third Supplemental Indenture dated as of August 6, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(145)
4.370	Three Hundred Seventy-Fourth Supplemental Indenture dated as of August 6, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(145)
4.371	Three Hundred Seventy-Fifth Supplemental Indenture dated as of August 13, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(146)
4.372	Three Hundred Seventy-Sixth Supplemental Indenture dated as of August 13, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(146)
4.373	Three Hundred Seventy-Fifth Supplemental Indenture dated as of August 20, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(147)
4.374	Three Hundred Seventy-Sixth Supplemental Indenture dated as of August 20, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(147)
4.375	Three Hundred Seventy-Ninth Supplemental Indenture dated as of August 27, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(148)
4.376	Three Hundred Eightieth Supplemental Indenture dated as of August 27, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(148)
4.377	Three Hundred Eighty-One Supplemental Indenture dated as of September 11, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(153)
4.378	Three Hundred Eighty-Second Supplemental Indenture dated as of September 11, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(153)
4.379	Three Hundred Eighty-Third Supplemental Indenture dated as of September 17, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(154)
4.380	Three Hundred Eighty-Fourth Supplemental Indenture dated as of September 17, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(154)
4.381	Three Hundred Eighty-Fifth Supplemental Indenture dated as of September 24, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(155)

Exhibit No.
4.382	Three Hundred Eighty-Sixth Supplemental Indenture dated as of September 24, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(155)
4.383	Three Hundred Eighty-Seventh Supplemental Indenture dated as of October 1, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(156)
4.384	Three Hundred Eighty-Eighth Supplemental Indenture dated as of October 1, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(156)
4.385	Three Hundred Eighty-Ninth Supplemental Indenture dated as of October 8, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(157)
4.386	Three Hundred Ninetieth Supplemental Indenture dated as of October 8, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(157)
4.387	Three Hundred Ninety-First Supplemental Indenture dated as of October 16, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(159)
4.388	Three Hundred Ninety-Second Supplemental Indenture dated as of October 16, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(159)
4.389	Three Hundred Ninety-Third Supplemental Indenture dated as of October 22, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(160)
4.390	Three Hundred Ninety-Fourth Supplemental Indenture dated as of October 22, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(160)
4.391	Three Hundred Ninety-Fifth Supplemental Indenture dated as of October 29, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(161)
4.392	Three Hundred Ninety-Sixth Supplemental Indenture dated as of October 29, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(161)
4.393	Three Hundred Ninety-Seventh Supplemental Indenture dated as of November 4, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(163)
4.394	Three Hundred Ninety-Eighth Supplemental Indenture dated as of November 4, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(163)
4.395	Three Hundred Ninety-Ninth Supplemental Indenture dated as of November 19, 2015, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2020(164)
4.396	Four Hundredth Supplemental Indenture dated as of November 19, 2015, to the U.S. Bank Indenture and Form of 5.625% Prospect Capital InterNote® due 2022(164)
4.397	Four Hundred First Supplemental Indenture dated as of November 19, 2015, to the U.S. Bank Indenture and Form of 5.875% Prospect Capital InterNote® due 2025(164)
4.398	Four Hundred Second Supplemental Indenture dated as of November 27, 2015, to the U.S. Bank Indenture and Form of 5.125% Prospect Capital InterNote® due 2020(165)
4.399	Four Hundred Third Supplemental Indenture dated as of November 27, 2015, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2022(165)
4.400	Four Hundred Fourth Supplemental Indenture dated as of November 27, 2015, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(165)
4.401	Four Hundred Fifth Supplemental Indenture dated as of December 3, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2020(166)
4.402	Four Hundred Sixth Supplemental Indenture dated as of December 3, 2015, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2022(166)
4.403	Four Hundred Seventh Supplemental Indenture dated as of December 3, 2015, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(166)
4.404	Supplemental Indenture dated as of December 10, 2015, to the U.S. Bank Indenture and Form of 6.250% Note due 2024(167)
4.405	Four Hundred Eighth Supplemental Indenture dated as of December 17, 2015, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2020(168)
4.406	Four Hundred Ninth Supplemental Indenture dated as of December 24, 2015, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2020(169)
4.407	Four Hundred Tenth Supplemental Indenture dated as of December 31, 2015, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2020(170)
4.408	Four Hundred Eleventh Supplemental Indenture dated as of January 7, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(171)
4.409	Four Hundred Twelfth Supplemental Indenture dated as of January 14, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(172)

Exhibit No.
4.410	Four Hundred Thirteenth Supplemental Indenture dated as of January 22, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(173)
4.411	Four Hundred Fourteenth Supplemental Indenture dated as of March 3, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(175)
4.412	Four Hundred Fifteenth Supplemental Indenture dated as of March 10, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(176)
4.413	Four Hundred Sixteenth Supplemental Indenture dated as of March 17, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(177)
4.414	Four Hundred Seventeenth Supplemental Indenture dated as of March 24, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(178)
4.415	Four Hundred Eighteenth Supplemental Indenture dated as of March 31, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(179)
4.416	Four Hundred Nineteenth Supplemental Indenture dated as of April 7, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(180)
4.417	Four Hundred Twentieth Supplemental Indenture dated as of April 14, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(181)
4.418	Four Hundred Twenty-First Supplemental Indenture dated as of April 21, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(182)
4.419	Four Hundred Twenty-Second Supplemental Indenture dated as of April 28, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(183)
4.420	Four Hundred Twenty-Third Supplemental Indenture dated as of May 5, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(184)
4.421	Four Hundred Twenty-Fourth Supplemental Indenture dated as of May 12, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(185)
4.422	Four Hundred Twenty-Fifth Supplemental Indenture dated as of May 26, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(186)
4.423	Four Hundred Twenty-Sixth Supplemental Indenture dated as of June 3, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(187)
4.424	Four Hundred Twenty-Seventh Supplemental Indenture dated as of June 9, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(188)
4.425	Four Hundred Twenty-Eighth Supplemental Indenture dated as of June 16, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(189)
4.426	Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture, and Form of 6.250% Note due 2024(190)
4.427	Four Hundred Twenty-Ninth Supplemental Indenture dated as of June 23, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(190)
4.428	Form of 6.250% Notes due 2024, Note 1, of an aggregate principal amount of $650,775.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(191)
4.429	Form of 6.250% Notes due 2024, Note 2, of an aggregate principal amount of $538,575.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(191)
4.430	Form of 6.250% Notes due 2024, Note 3, of an aggregate principal amount of $191,075.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(191)
4.431	Four Hundred Thirtieth Supplemental Indenture dated as of June 30, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(191)
4.432	Form of 6.250% Notes due 2024, Note 4, of an aggregate principal amount of $563,000.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.433	Form of 6.250% Notes due 2024, Note 5, of an aggregate principal amount of $323,825.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.434	Form of 6.250% Notes due 2024, Note 6, of an aggregate principal amount of $730,600.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.435	Form of 6.250% Notes due 2024, Note 7, of an aggregate principal amount of $265,125.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.436	Form of 6.250% Notes due 2024, Note 8, of an aggregate principal amount of $722,100.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.437	Four Hundred Thirty-First Supplemental Indenture dated as of July 8, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(192)
4.438	Form of 6.250% Notes due 2024, Note 9, of an aggregate principal amount of $599,050.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(193)

Exhibit No.
4.439	Form of 6.250% Notes due 2024, Note 10, of an aggregate principal amount of $807,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(193)
4.440	Form of 6.250% Notes due 2024, Note 11, of an aggregate principal amount of $799,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(193)
4.441	Form of 6.250% Notes due 2024, Note 12, of an aggregate principal amount of $501,625.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(193)
4.442	Four Hundred Thirty-Second Supplemental Indenture dated as of July 14, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(193)
4.443	Form of 6.250% Notes due 2024, Note 13, of an aggregate principal amount of $592,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.444	Form of 6.250% Notes due 2024, Note 14, of an aggregate principal amount of $581,250.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.445	Form of 6.250% Notes due 2024, Note 15, of an aggregate principal amount of $463,750.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.446	Form of 6.250% Notes due 2024, Note 16, of an aggregate principal amount of $836,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.447	Form of 6.250% Notes due 2024, Note 17, of an aggregate principal amount of $536,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.448	Four Hundred Thirty-Third Supplemental Indenture dated as of July 21, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(194)
4.449	Form of 6.250% Notes due 2024, Note 18, of an aggregate principal amount of $1,746,400.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.450	Form of 6.250% Notes due 2024, Note 19, of an aggregate principal amount of $826,325.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.451	Form of 6.250% Notes due 2024, Note 20, of an aggregate principal amount of $838,525.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.452	Form of 6.250% Notes due 2024, Note 21, of an aggregate principal amount of $1,027,325.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.453	Form of 6.250% Notes due 2024, Note 22, of an aggregate principal amount of $1,329,050.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.454	Four Hundred Thirty-Fourth Supplemental Indenture dated as of July 28, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(195)
4.455	Form of 6.250% Notes due 2024, Note 23, of an aggregate principal amount of $1,232,075.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.456	Form of 6.250% Notes due 2024, Note 24, of an aggregate principal amount of $1,273,150.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.457	Form of 6.250% Notes due 2024, Note 25, of an aggregate principal amount of $1,825,850.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.458	Form of 6.250% Notes due 2024, Note 26, of an aggregate principal amount of $902,650.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.459	Form of 6.250% Notes due 2024, Note 27, of an aggregate principal amount of $866,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.460	Four Hundred Thirty-Fifth Supplemental Indenture dated as of August 4, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(196)
4.461	Form of 6.250% Notes due 2024, Note 28, of an aggregate principal amount of $1,284,800.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.462	Form of 6.250% Notes due 2024, Note 29, of an aggregate principal amount of $1,423,275.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.463	Form of 6.250% Notes due 2024, Note 30, of an aggregate principal amount of $1,424,750.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.464	Form of 6.250% Notes due 2024, Note 31, of an aggregate principal amount of $1,525,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.465	Form of 6.250% Notes due 2024, Note 32, of an aggregate principal amount of $1,335,200.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.466	Four Hundred Thirty-Sixth Supplemental Indenture dated as of August 11, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(197)

Exhibit No.
4.467	Form of 6.250% Notes due 2024, Note 33, of an aggregate principal amount of $746,950.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.468	Form of 6.250% Notes due 2024, Note 34, of an aggregate principal amount of $1,254,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.469	Form of 6.250% Notes due 2024, Note 35, of an aggregate principal amount of $790,900.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.470	Form of 6.250% Notes due 2024, Note 36, of an aggregate principal amount of $1,477,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.471	Form of 6.250% Notes due 2024, Note 37, of an aggregate principal amount of $2,147,375.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.472	Four Hundred Thirty-Seventh Supplemental Indenture dated as of August 18, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(198)
4.473	Form of 6.250% Notes due 2024, Note 38, of an aggregate principal amount of $1,502,000.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(199)
4.474	Form of 6.250% Notes due 2024, Note 39, of an aggregate principal amount of $1,098,150.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(199)
4.475	Form of 6.250% Notes due 2024, Note 40, of an aggregate principal amount of $719,375.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(199)
4.476	Form of 6.250% Notes due 2024, Note 41, of an aggregate principal amount of $979,025.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(199)
4.477	Four Hundred Thirty-Eighth Supplemental Indenture dated as of August 25, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(199)
4.478	Four Hundred Thirty-Ninth Supplemental Indenture dated as of September 15, 2016, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(201)
4.479	Four Hundred Fortieth Supplemental Indenture dated as of September 22, 2016, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(202)
4.480	Four Hundred Forty-First Supplemental Indenture dated as of September 29, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(203)
4.481	Four Hundred Forty-Second Supplemental Indenture dated as of October 6, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(204)
4.482	Four Hundred Forty-Third Supplemental Indenture dated as of October 14, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(205)
4.483	Four Hundred Forty-Fourth Supplemental Indenture dated as of October 20, 2016, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2021(206)
4.484	Four Hundred Forty-Fifth Supplemental Indenture dated as of October 27, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(207)
4.485	Four Hundred Forty-Sixth Supplemental Indenture dated as of November 3, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(208)
4.486	Four Hundred Forty-Seventh Supplemental Indenture dated as of November 25, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(209)
4.487	Four Hundred Forty-Eighth Supplemental Indenture dated as of December 1, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(210)
4.488	Four Hundred Forty-Ninth Supplemental Indenture dated as of December 8, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(211)
4.489	Four Hundred Fiftieth Supplemental Indenture dated as of December 15, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(212)
4.490	Four Hundred Fifty-First Supplemental Indenture dated as of December 22, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(213)
4.491	Four Hundred Fifty-Second Supplemental Indenture dated as of December 30, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(214)
4.492	Four Hundred Fifty-Third Supplemental Indenture dated as of January 6, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(215)
4.493	Four Hundred Fifty-Fourth Supplemental Indenture dated as of January 12, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(216)
4.494	Four Hundred Fifty-Fifth Supplemental Indenture dated as of January 20, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(217)

Exhibit No.
4.495	Four Hundred Fifty-Sixth Supplemental Indenture dated as of January 26, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(218)
4.496	Four Hundred Fifty-Seventh Supplemental Indenture dated as of February 2, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(219)
4.497	Four Hundred Fifty-Eighth Supplemental Indenture dated as of February 9, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(220)
4.498	Four Hundred Fifty-Ninth Supplemental Indenture dated as of February 24, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(221)
4.499	Four Hundred Sixtieth Supplemental Indenture dated as of March 2, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(222)
4.500	Four Hundred Sixty-First Supplemental Indenture dated as of March 9, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(223)
4.501	Four Hundred Sixty-Second Supplemental Indenture dated as of March 16, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(224)
4.502	Four Hundred Sixty-Third Supplemental Indenture dated as of March 23, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(225)
4.503	Four Hundred Sixty-Fourth Supplemental Indenture dated as of March 30, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(226)
4.504	Four Hundred Sixty-Fifth Supplemental Indenture dated as of April 6, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(227)
4.505	Supplemental Indenture dated as of April 11, 2017, to the U.S. Bank Indenture, and Form of 4.950% Convertible Note due 2022(228)
4.506	Four Hundred Sixty-Sixth Supplemental Indenture dated as of April 20, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(230)
4.507	Four Hundred Sixty-Seventh Supplemental Indenture dated as of April 27, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(231)
4.508	Four Hundred Sixty-Eighth Supplemental Indenture dated as of May 4, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(232)
4.509	Four Hundred Sixty-Ninth Supplemental Indenture dated as of May 11, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(233)
4.510	Four Hundred Seventieth Supplemental Indenture dated as of May 25, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(234)
4.511	Four Hundred Seventy-First Supplemental Indenture dated as of June 2, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(235)
4.512	Four Hundred Seventy-Second Supplemental Indenture dated as of June 8, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(236)
4.513	Four Hundred Seventy-Third Supplemental Indenture dated as of June 15, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(237)
4.514	Four Hundred Seventy-Fourth Supplemental Indenture dated as of June 22, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(238)
4.515	Four Hundred Seventy-Fifth Supplemental Indenture dated as of June 29, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(239)
4.516	Four Hundred Seventy-Sixth Supplemental Indenture dated as of July 7, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(240)
4.517	Four Hundred Seventy-Seventh Supplemental Indenture dated as of July 7, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2024(240)
4.518	Four Hundred Seventy-Eighth Supplemental Indenture dated as of July 13, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(241)
4.519	Four Hundred Seventy-Ninth Supplemental Indenture dated as of July 13, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2024(241)
4.520	Four Hundred Eightieth Supplemental Indenture dated as of July 20, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(242)
4.521	Four Hundred Eighty-First Supplemental Indenture dated as of July 20, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2024(242)
4.522	Four Hundred Eighty-Second Supplemental Indenture dated as of July 27, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(243)

Exhibit No.
4.523	Four Hundred Eighty-Third Supplemental Indenture dated as of July 27, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2024(243)
4.524	Four Hundred Eighty-Fourth Supplemental Indenture dated as of August 3, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(244)
4.525	Four Hundred Eighty-Fifth Supplemental Indenture dated as of August 3, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2025(244)
4.526	Four Hundred Eighty-Sixth Supplemental Indenture dated as of August 10, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(245)
4.527	Four Hundred Eighty-Seventh Supplemental Indenture dated as of August 10, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2025(245)
4.528	Four Hundred Eighty-Eighth Supplemental Indenture dated as of August 17, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(246)
4.529	Four Hundred Eighty-Ninth Supplemental Indenture dated as of August 17, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2025(246)
4.530	Four Hundred Ninetieth Supplemental Indenture dated as of August 24, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2022(247)
4.531	Four Hundred Ninety-First Supplemental Indenture dated as of August 24, 2017, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(247)
4.532	Four Hundred Ninety-Second Supplemental Indenture dated as of August 31, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2022(249)
4.533	Four Hundred Ninety-Third Supplemental Indenture dated as of August 31, 2017, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(249)
4.534	Four Hundred Ninety-Fourth Supplemental Indenture dated as of September 14, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(250)
4.535	Four Hundred Ninety-Fifth Supplemental Indenture dated as of September 14, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(250)
4.536	Four Hundred Ninety-Sixth Supplemental Indenture dated as of September 21, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(251)
4.537	Four Hundred Ninety-Seventh Supplemental Indenture dated as of September 21, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(251)
4.538	Four Hundred Ninety-Eighth Supplemental Indenture dated as of September 28, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(252)
4.539	Four Hundred Ninety-Ninth Supplemental Indenture dated as of September 28, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(252)
4.540	Five Hundredth Supplemental Indenture dated as of October 5, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(253)
4.541	Five Hundred First Supplemental Indenture dated as of October 5, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(253)
4.542	Five Hundred Second Supplemental Indenture dated as of October 13, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(254)
4.543	Five Hundred Third Supplemental Indenture dated as of October 13, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(254)
4.544	Five Hundred Fourth Supplemental Indenture dated as of October 19, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(255)
4.545	Five Hundred Fifth Supplemental Indenture dated as of October 19, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(255)
4.546	Five Hundred Sixth Supplemental Indenture dated as of October 26, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(256)
4.547	Five Hundred Seventh Supplemental Indenture dated as of October 26, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(256)
4.548	Five Hundred Eighth Supplemental Indenture dated as of November 2, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(257)
4.549	Five Hundred Ninth Supplemental Indenture dated as of November 2, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(257)
4.550	Five Hundred Tenth Supplemental Indenture dated as of November 24, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(258)

Exhibit No.
4.551	Five Hundred Eleventh Supplemental Indenture dated as of November 24, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(258)
4.552	Five Hundred Twelfth Supplemental Indenture dated as of November 30, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(259)
4.553	Five Hundred Thirteenth Supplemental Indenture dated as of November 30, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(259)
4.554	Five Hundred Fourteenth Supplemental Indenture dated as of December 7, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(260)
4.555	Five Hundred Fifteenth Supplemental Indenture dated as of December 7, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(260)
4.556	Five Hundred Sixteenth Supplemental Indenture dated as of December 14, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(261)
4.557	Five Hundred Seventeenth Supplemental Indenture dated as of December 14, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(261)
4.558	Five Hundred Eighteenth Supplemental Indenture dated as of December 21, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(262)
4.559	Five Hundred Nineteenth Supplemental Indenture dated as of December 21, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(262)
4.560	Five Hundred Twentieth Supplemental Indenture dated as of December 29, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(263)
4.561	Five Hundred Twenty-First Supplemental Indenture dated as of December 29, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(263)
4.562	Five Hundred Twenty-Second Supplemental Indenture dated as of January 5, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(264)
4.563	Five Hundred Twenty-Third Supplemental Indenture dated as of January 5, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(264)
4.564	Five Hundred Twenty-Fourth Supplemental Indenture dated as of January 11, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(265)
4.565	Five Hundred Twenty-Fifth Supplemental Indenture dated as of January 11, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(265)
4.566	Five Hundred Twenty-Sixth Supplemental Indenture dated as of January 19, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(266)
4.567	Five Hundred Twenty-Seventh Supplemental Indenture dated as of January 19, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(266)
4.568	Five Hundred Twenty-Eighth Supplemental Indenture dated as of January 25, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(267)
4.569	Five Hundred Twenty-Ninth Supplemental Indenture dated as of January 25, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(267)
4.570	Five Hundred Thirtieth Supplemental Indenture dated as of February 1, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(268)
4.571	Five Hundred Thirty-First Supplemental Indenture dated as of February 1, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(268)
4.572	Five Hundred Thirty-Second Supplemental Indenture dated as of February 8, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(269)
4.573	Five Hundred Thirty-Third Supplemental Indenture dated as of February 8, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(269)
4.574	Five Hundred Thirty-Fourth Supplemental Indenture dated as of February 23, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(270)
4.575	Five Hundred Thirty-Fifth Supplemental Indenture dated as of February 23, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(270)
4.576	Five Hundred Thirty-Sixth Supplemental Indenture dated as of March 1, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(271)
4.577	Five Hundred Thirty-Seventh Supplemental Indenture dated as of March 1, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(271)
4.578	Five Hundred Thirty-Eighth Supplemental Indenture dated as of March 8, 2018, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2023(272)

Exhibit No.
4.579	Five Hundred Thirty-Ninth Supplemental Indenture dated as of March 8, 2018, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2026(272)
4.580	Five Hundred Fortieth Supplemental Indenture dated as of March 15, 2018, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2023(273)
4.581	Five Hundred Forty-First Supplemental Indenture dated as of March 15, 2018, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2026(273)
4.582	Five Hundred Forty-Second Supplemental Indenture dated as of March 22, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2023(274)
4.583	Five Hundred Forty-Third Supplemental Indenture dated as of March 22, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(274)
4.584	Five Hundred Forty-Fourth Supplemental Indenture dated as of March 29, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2023(275)
4.585	Five Hundred Forty-Fifth Supplemental Indenture dated as of March 29, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(275)
4.586	Five Hundred Forty-Sixth Supplemental Indenture dated as of April 5, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2023(276)
4.587	Five Hundred Forty-Seventh Supplemental Indenture dated as of April 5, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(276)
4.588	Five Hundred Forty-Eighth Supplemental Indenture dated as of April 12, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2023(277)
4.589	Five Hundred Forty-Ninth Supplemental Indenture dated as of April 12, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(277)
4.590	Five Hundred Fiftieth Supplemental Indenture dated as of April 19, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2023(278)
4.591	Five Hundred Fifty-First Supplemental Indenture dated as of April 19, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(278)
4.592	Five Hundred Fifty-Second Supplemental Indenture dated as of April 26, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2023(279)
4.593	Five Hundred Fifty-Third Supplemental Indenture dated as of April 26, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(279)
4.594	Five Hundred Fifty-Fourth Supplemental Indenture dated as of May 3, 2018, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2023(280)
4.595	Five Hundred Fifty-Fifth Supplemental Indenture dated as of May 3, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2026(280)
4.596	Five Hundred Fifty-Sixth Supplemental Indenture dated as of May 10, 2018, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2023(281)
4.597	Five Hundred Fifty-Seventh Supplemental Indenture dated as of May 10, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2025(281)
4.598	Form of Global Note of 4.95% Convertible Notes due 2022(282)
4.599	Five Hundred Fifty-Eighth Supplemental Indenture dated as of May 24, 2018, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2023(284)
4.600	Five Hundred Fifty-Ninth Supplemental Indenture dated as of May 24, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2025(284)
4.601	Five Hundred Sixtieth Supplemental Indenture dated as of June 1, 2018, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2023(285)
4.602	Five Hundred Sixty-First Supplemental Indenture dated as of June 1, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2025(285)
4.603	Supplemental Indenture dated as of June 7, 2018, to the U.S. Bank Indenture, and Form of 6.250% Note due 2028(286)
4.604	Form of Global Note of 5.875% Senior Notes due 2023(287)
4.605	Five Hundred Sixty-Second Supplemental Indenture dated as of June 21, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(288)
4.606	Five Hundred Sixty-Third Supplemental Indenture dated as of June 21, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2025(288)
4.607	Five Hundred Sixty-Fourth Supplemental Indenture dated as of June 28, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(289)
4.608	Five Hundred Sixty-Fifth Supplemental Indenture dated as of June 28, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2025(289)

Exhibit No.
4.609	Supplemental Indenture dated as of July 2, 2018, to the U.S. Bank Indenture, and Form of 6.250% Note due 2024(290)
4.610	Supplemental Indenture dated as of July 2, 2018, to the U.S. Bank Indenture, and Form of 6.250% Note due 2028(290)
4.611	Five Hundred Sixty-Sixth Supplemental Indenture dated as of July 6, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(291)
4.612	Five Hundred Sixty-Seventh Supplemental Indenture dated as of July 6, 2018, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(291)
4.613	Five Hundred Sixty-Eighth Supplemental Indenture dated as of July 12, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(292)
4.614	Five Hundred Sixty-Ninth Supplemental Indenture dated as of July 12, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(292)
4.615	Five Hundred Seventieth Supplemental Indenture dated as of July 12, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(292)
4.616	Five Hundred Seventy-First Supplemental Indenture dated as of July 19, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(293)
4.617	Five Hundred Seventy-Second Supplemental Indenture dated as of July 19, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(293)
4.618	Five Hundred Seventy-Third Supplemental Indenture dated as of July 19, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(293)
4.619	Five Hundred Seventy-Fourth Supplemental Indenture dated as of July 26, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(294)
4.620	Five Hundred Seventy-Fifth Supplemental Indenture dated as of July 26, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(294)
4.621	Five Hundred Seventy-Sixth Supplemental Indenture dated as of July 26, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(294)
4.622	Five Hundred Seventy-Seventh Supplemental Indenture dated as of August 2, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(295)
4.623	Five Hundred Seventy-Eighth Supplemental Indenture dated as of August 2, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(295)
4.624	Five Hundred Seventy-Ninth Supplemental Indenture dated as of August 2, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(295)
4.625	Five Hundred Eightieth Supplemental Indenture dated as of August 9, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(297)
4.626	Five Hundred Eighty-First Supplemental Indenture dated as of August 9, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(297)
4.627	Five Hundred Eighty-Second Supplemental Indenture dated as of August 9, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(297)
4.628	Five Hundred Eighty-Third Supplemental Indenture dated as of August 16, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(298)
4.629	Five Hundred Eighty-Fourth Supplemental Indenture dated as of August 16, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(298)
4.630	Five Hundred Eighty-Fifth Supplemental Indenture dated as of August 16, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(298)
4.631	Five Hundred Eighty-Sixth Supplemental Indenture dated as of August 23, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(299)
4.632	Five Hundred Eighty-Seventh Supplemental Indenture dated as of August 23, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(299)
4.633	Five Hundred Eighty-Eighth Supplemental Indenture dated as of August 23, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(299)
4.634	Five Hundred Eighty-Ninth Supplemental Indenture dated as of August 30, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(300)
4.635	Five Hundred Ninetieth Supplemental Indenture dated as of August 30, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(300)
4.636	Five Hundred Ninety-First Supplemental Indenture dated as of August 30, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(300)
4.637	Five Hundred Ninety-Second Supplemental Indenture dated as of September 13, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(301)

Exhibit No.
4.638	Five Hundred Ninety-Third Supplemental Indenture dated as of September 13, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(301)
4.639	Five Hundred Ninety-Fourth Supplemental Indenture dated as of September 13, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(301)
4.640	Five Hundred Ninety-Fifth Supplemental Indenture dated as of September 20, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(302)
4.641	Five Hundred Ninety-Sixth Supplemental Indenture dated as of September 20, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(302)
4.642	Five Hundred Ninety-Seventh Supplemental Indenture dated as of September 20, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(302)
4.643	Five Hundred Ninety-Eighth Supplemental Indenture dated as of September 27, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(303)
4.644	Five Hundred Ninety-Ninth Supplemental Indenture dated as of September 27, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(303)
4.645	Six Hundredth Supplemental Indenture dated as of September 27, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(303)
4.646	Supplemental Indenture dated as of October 1, 2018, to the U.S. Bank Indenture(304)
4.647	Form of 6.375% Senior Note due 2024(304)
4.648	Six Hundred First Supplemental Indenture dated as of October 4, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2023(305)
4.649	Six Hundred Second Supplemental Indenture dated as of October 4, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(305)
4.650	Six Hundred Third Supplemental Indenture dated as of October 4, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(305)
4.651	Six Hundred Fourth Supplemental Indenture dated as of October 12, 2018, to the U.S. Bank Indenture, and Form of 5.625% Prospect Capital InterNote® due 2023(306)
4.652	Six Hundred Fifth Supplemental Indenture dated as of October 12, 2018, to the U.S. Bank Indenture, and Form of 5.875% Prospect Capital InterNote® due 2025(306)
4.653	Six Hundred Sixth Supplemental Indenture dated as of October 12, 2018, to the U.S. Bank Indenture, and Form of 6.125% Prospect Capital InterNote® due 2028(306)
4.654	Six Hundred Seventh Supplemental Indenture dated as of October 18, 2018, to the U.S. Bank Indenture, and Form of 5.625% Prospect Capital InterNote® due 2023(307)
4.655	Six Hundred Eighth Supplemental Indenture dated as of October 18, 2018, to the U.S. Bank Indenture, and Form of 5.875% Prospect Capital InterNote® due 2025(307)
4.656	Six Hundred Ninth Supplemental Indenture dated as of October 18, 2018, to the U.S. Bank Indenture, and Form of 6.125% Prospect Capital InterNote® due 2028(307)
4.657	Six Hundred Tenth Supplemental Indenture dated as of October 25, 2018, to the U.S. Bank Indenture, and Form of 5.625% Prospect Capital InterNote® due 2023(308)
4.658	Six Hundred Eleventh Supplemental Indenture dated as of October 25, 2018, to the U.S. Bank Indenture, and Form of 5.875% Prospect Capital InterNote® due 2025(308)
4.659	Six Hundred Twelfth Supplemental Indenture dated as of October 25, 2018, to the U.S. Bank Indenture, and Form of 6.125% Prospect Capital InterNote® due 2028(308)
4.660	Six Hundred Thirteenth Supplemental Indenture dated as of November 1, 2018, to the U.S. Bank Indenture, and Form of 5.625% Prospect Capital InterNote® due 2023(309)
4.661	Six Hundred Fourteenth Supplemental Indenture dated as of November 1, 2018, to the U.S. Bank Indenture, and Form of 5.875% Prospect Capital InterNote® due 2025(309)
4.662	Six Hundred Fifteenth Supplemental Indenture dated as of November 1, 2018, to the U.S. Bank Indenture, and Form of 6.125% Prospect Capital InterNote® due 2028(309)
4.663	Six Hundred Sixteenth Supplemental Indenture dated as of November 8, 2018, to the U.S. Bank Indenture, and Form of 5.625% Prospect Capital InterNote® due 2023(310)
4.664	Six Hundred Seventeenth Supplemental Indenture dated as of November 8, 2018, to the U.S. Bank Indenture, and Form of 5.875% Prospect Capital InterNote® due 2025(310)
4.665	Six Hundred Eighteenth Supplemental Indenture dated as of November 8, 2018, to the U.S. Bank Indenture, and Form of 6.125% Prospect Capital InterNote® due 2028(310)
4.666	Six Hundred Nineteenth Supplemental Indenture dated as of November 23, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2023(311)

Exhibit No.
4.667	Six Hundred Twentieth Supplemental Indenture dated as of November 23, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2025(311)
4.668	Six Hundred Twenty-First Supplemental Indenture dated as of November 23, 2018, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(311)
4.669	Six Hundred Twenty-Second Supplemental Indenture dated as of November 29, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2023(312)
4.670	Six Hundred Twenty-Third Supplemental Indenture dated as of November 29, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2025(312)
4.671	Six Hundred Twenty-Fourth Supplemental Indenture dated as of November 29, 2018, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(312)
4.672	Supplemental Indenture dated as of December 5, 2018, to the U.S. Bank Indenture, and Form of 6.875% Senior Note due 2029(313)
4.673	Six Hundred Twenty-Fifth Supplemental Indenture dated as of December 13, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2023(314)
4.674	Six Hundred Twenty-Sixth Supplemental Indenture dated as of December 13, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2025(314)
4.675	Six Hundred Twenty-Seventh Supplemental Indenture dated as of December 20, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2023(315)
4.676	Six Hundred Twenty-Eighth Supplemental Indenture dated as of December 20, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2025(315)
4.677	Six Hundred Twenty-Ninth Supplemental Indenture dated as of December 28, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2023(316)
4.678	Six Hundred Thirtieth Supplemental Indenture dated as of December 28, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2025(316)
4.679	Six Hundred Thirty-First Supplemental Indenture dated as of January 4, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(317)
4.680	Six Hundred Thirty-Second Supplemental Indenture dated as of January 4, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(317)
4.681	Six Hundred Thirty-Third Supplemental Indenture dated as of January 10, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(318)
4.682	Six Hundred Thirty-Fourth Supplemental Indenture dated as of January 10, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(318)
4.683	Six Hundred Thirty-Fifth Supplemental Indenture dated as of January 17, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(319)
4.684	Six Hundred Thirty-Sixth Supplemental Indenture dated as of January 17, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(319)
4.685	Six Hundred Thirty-Seventh Supplemental Indenture dated as of January 25, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(320)
4.686	Six Hundred Thirty-Eighth Supplemental Indenture dated as of January 25, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(320)
4.687	Six Hundred Thirty-Ninth Supplemental Indenture dated as of January 25, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(320)
4.688	Six Hundred Fortieth Supplemental Indenture dated as of January 31, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(321)
4.689	Six Hundred Forty-First Supplemental Indenture dated as of January 31, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(321)
4.690	Six Hundred Forty-Second Supplemental Indenture dated as of January 31, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(321)
4.691	Six Hundred Forty-Third Supplemental Indenture dated as of February 7, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(322)
4.692	Six Hundred Forty-Fourth Supplemental Indenture dated as of February 7, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(322)
4.693	Six Hundred Forty-Fifth Supplemental Indenture dated as of February 7, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(322)
4.694	Supplemental Indenture dated as of February 7, 2019, to the U.S. Bank Indenture and Form of 6.875% Note due 2029(323)
4.695	Six Hundred Forty-Sixth Supplemental Indenture dated as of February 22, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(324)

Exhibit No.
4.696	Six Hundred Forty-Seventh Supplemental Indenture dated as of February 22, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(324)
4.697	Six Hundred Forty-Eighth Supplemental Indenture dated as of February 22, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(324)
4.698	Six Hundred Forty-Ninth Supplemental Indenture dated as of February 28, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(325)
4.699	Six Hundred Fiftieth Supplemental Indenture dated as of February 28, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(325)
4.700	Six Hundred Fifty-First Supplemental Indenture dated as of February 28, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(325)
4.701	Supplemental Indenture dated as of March 1, 2019, to the U.S. Bank Indenture, and Form of 6.375% Convertible Note due 2025(326)
4.702	Six Hundred Fifty-Second Supplemental Indenture dated as of March 7, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(327)
4.703	Six Hundred Fifty-Third Supplemental Indenture dated as of March 7, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(327)
4.704	Six Hundred Fifty-Fourth Supplemental Indenture dated as of March 7, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(327)
4.705	Six Hundred Fifty-Fifth Supplemental Indenture dated as of March 14, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(328)
4.706	Six Hundred Fifty-Sixth Supplemental Indenture dated as of March 14, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(328)
4.707	Six Hundred Fifty-Seventh Supplemental Indenture dated as of March 14, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(328)
4.708	Six Hundred Fifty-Eighth Supplemental Indenture dated as of March 21, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(329)
4.709	Six Hundred Fifty-Ninth Supplemental Indenture dated as of March 21, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(329)
4.710	Six Hundred Sixtieth Supplemental Indenture dated as of March 21, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(329)
4.711	Six Hundred Sixty-First Supplemental Indenture dated as of March 28, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(330)
4.712	Six Hundred Sixty-Second Supplemental Indenture dated as of March 28, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(330)
4.713	Six Hundred Sixty-Third Supplemental Indenture dated as of March 28, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(330)
4.714	Six Hundred Sixty-Fourth Supplemental Indenture dated as of April 4, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(331)
4.715	Six Hundred Sixty-Fifth Supplemental Indenture dated as of April 4, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(331)
4.716	Six Hundred Sixty-Sixth Supplemental Indenture dated as of April 4, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(331)
4.717	Six Hundred Sixty-Seventh Supplemental Indenture dated as of April 11, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(332)
4.718	Six Hundred Sixty-Eighth Supplemental Indenture dated as of April 11, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(332)
4.719	Six Hundred Sixty-Ninth Supplemental Indenture dated as of April 11, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(332)
4.720	Six Hundred Seventieth Supplemental Indenture dated as of April 18, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(333)
4.721	Six Hundred Seventy-First Supplemental Indenture dated as of April 18, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(333)
4.722	Six Hundred Seventy-Second Supplemental Indenture dated as of April 18, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(333)
4.723	Six Hundred Seventy-Third Supplemental Indenture dated as of April 25, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2024(334)

Exhibit No.
4.724	Six Hundred Seventy-Fourth Supplemental Indenture dated as of April 25, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(334)
4.725	Six Hundred Seventy-Fifth Supplemental Indenture dated as of April 25, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(334)
4.726	Six Hundred Seventy-Sixth Supplemental Indenture dated as of May 2, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2024(335)
4.727	Six Hundred Seventy-Seventh Supplemental Indenture dated as of May 2, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(335)
4.728	Six Hundred Seventy-Eighth Supplemental Indenture dated as of May 2, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(335)
4.729	Six Hundred Seventy-Ninth Supplemental Indenture dated as of May 9, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2024(336)
4.730	Six Hundred Eightieth Supplemental Indenture dated as of May 9, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(336)
4.731	Six Hundred Eighty-First Supplemental Indenture dated as of May 9, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(336)
4.732	Six Hundred Eighty-Second Supplemental Indenture dated as of May 23, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2024(338)
4.733	Six Hundred Eighty-Third Supplemental Indenture dated as of May 23, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(338)
4.734	Six Hundred Eighty-Fourth Supplemental Indenture dated as of May 23, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(338)
4.735	Six Hundred Eighty-Fifth Supplemental Indenture dated as of May 31, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2024(339)
4.736	Six Hundred Eighty-Sixth Supplemental Indenture dated as of May 31, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(339)
4.737	Six Hundred Eighty-Seventh Supplemental Indenture dated as of May 31, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(339)
4.738	Six Hundred Eighty-Eighth Supplemental Indenture dated as of June 6, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2024(340)
4.739	Six Hundred Eighty-Ninth Supplemental Indenture dated as of June 6, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2026(340)
4.740	Six Hundred Ninetieth Supplemental Indenture dated as of June 6, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2029(340)
4.741	Six Hundred Ninety-First Supplemental Indenture dated as of June 13, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2024(341)
4.742	Six Hundred Ninety-Second Supplemental Indenture dated as of June 13, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2026(341)
4.743	Six Hundred Ninety-Third Supplemental Indenture dated as of June 13, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2029(341)
4.744	Six Hundred Ninety-Fourth Supplemental Indenture dated as of June 20, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2024(342)
4.745	Six Hundred Ninety-Fifth Supplemental Indenture dated as of June 20, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2026(342)
4.746	Six Hundred Ninety-Sixth Supplemental Indenture dated as of June 20, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2029(342)
4.747	Six Hundred Ninety-Seventh Supplemental Indenture dated as of June 27, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2024(343)
4.748	Six Hundred Ninety-Eighth Supplemental Indenture dated as of June 27, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2026(343)
4.749	Six Hundred Ninety-Ninth Supplemental Indenture dated as of June 27, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2029(343)
4.750	Seven Hundredth Supplemental Indenture dated as of July 5, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2024(344)
4.751	Seven Hundred First Supplemental Indenture dated as of July 5, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2026(344)

Exhibit No.
4.752	Seven Hundred Second Supplemental Indenture dated as of July 5, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2029(344)
4.753	Seven Hundred Third Supplemental Indenture dated as of July 5, 2019, to the U.S. Bank Indenture, and Form of 5.000% to 7.500% Prospect Capital InterNote® due 2029(344)
4.754	Seven Hundred Fourth Supplemental Indenture dated as of July 11, 2019, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2024(345)
4.755	Seven Hundred Fifth Supplemental Indenture dated as of July 11, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(345)
4.756	Seven Hundred Sixth Supplemental Indenture dated as of July 11, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2029(345)
4.757	Seven Hundred Seventh Supplemental Indenture dated as of July 11, 2019, to the U.S. Bank Indenture, and Form of 4.750% to 7.250% Prospect Capital InterNote® due 2029(345)
4.758	Seven Hundred Eighth Supplemental Indenture dated as of July 18, 2019, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2024(346)
4.759	Seven Hundred Ninth Supplemental Indenture dated as of July 18, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(346)
4.760	Seven Hundred Tenth Supplemental Indenture dated as of July 18, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2029(346)
4.761	Seven Hundred Eleventh Supplemental Indenture dated as of July 18, 2019, to the U.S. Bank Indenture, and Form of 4.750% to 7.250% Prospect Capital InterNote® due 2029(346)
4.762	Seven Hundred Twelfth Supplemental Indenture dated as of July 25, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2024(347)
4.763	Seven Hundred Thirteenth Supplemental Indenture dated as of July 25, 2019, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2026(347)
4.764	Seven Hundred Fourteenth Supplemental Indenture dated as of July 25, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2029(347)
4.765	Seven Hundred Fifteenth Supplemental Indenture dated as of July 25, 2019, to the U.S. Bank Indenture, and Form of 4.500% to 7.000% Prospect Capital InterNote® due 2029(347)
4.766	Seven Hundred Sixteenth Supplemental Indenture dated as of August 1, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2024(348)
4.767	Seven Hundred Seventeenth Supplemental Indenture dated as of August 1, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(348)
4.768	Seven Hundred Eighteenth Supplemental Indenture dated as of August 1, 2019, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2029(348)
4.769	Seven Hundred Nineteenth Supplemental Indenture dated as of August 1, 2019, to the U.S. Bank Indenture, and Form of 4.250% to 6.750% Prospect Capital InterNote® due 2029(348)
4.770	Seven Hundred Twentieth Supplemental Indenture dated as of August 8, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2024(349)
4.771	Seven Hundred Twenty-First Supplemental Indenture dated as of August 8, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(349)
4.772	Seven Hundred Twenty-Second Supplemental Indenture dated as of August 8, 2019, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2029(349)
4.773	Seven Hundred Twenty-Third Supplemental Indenture dated as of August 8, 2019, to the U.S. Bank Indenture, and Form of 4.250% to 6.750% Prospect Capital InterNote® due 2029(349)
4.774	Seven Hundred Twenty-Fourth Supplemental Indenture dated as of August 15, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2024(350)
4.775	Seven Hundred Twenty-Fifth Supplemental Indenture dated as of August 15, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2026(350)
4.776	Seven Hundred Twenty-Sixth Supplemental Indenture dated as of August 15, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2029(350)
4.777	Seven Hundred Twenty-Seventh Supplemental Indenture dated as of August 15, 2019, to the U.S. Bank Indenture, and Form of 4.000% to 6.500% Prospect Capital InterNote® due 2029(350)
4.778	Seven Hundred Twenty-Eighth Supplemental Indenture dated as of August 22, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(351)
4.779	Seven Hundred Twenty-Ninth Supplemental Indenture dated as of August 22, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(351)

Exhibit No.
4.780	Seven Hundred Thirtieth Supplemental Indenture dated as of August 22, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(351)
4.781	Seven Hundred Thirty-First Supplemental Indenture dated as of August 22, 2019, to the U.S. Bank Indenture, and Form of 3.750% to 6.250% Prospect Capital InterNote® due 2029(351)
4.782	Seven Hundred Thirty-Second Supplemental Indenture dated as of September 26, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(356)
4.783	Seven Hundred Thirty-Third Supplemental Indenture dated as of September 26, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(356)
4.784	Seven Hundred Thirty-Fourth Supplemental Indenture dated as of September 26, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(356)
4.785	Seven Hundred Thirty-Fifth Supplemental Indenture dated as of September 26, 2019, to the U.S. Bank Indenture, and Form of 3.750% to 6.250% Prospect Capital InterNote® due 2029(356)
4.786	Seven Hundred Thirty-Sixth Supplemental Indenture dated as of October 3, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(357)
4.787	Seven Hundred Thirty-Seventh Supplemental Indenture dated as of October 3, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(357)
4.788	Seven Hundred Thirty-Eighth Supplemental Indenture dated as of October 3, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(357)
4.789	Seven Hundred Thirty-Ninth Supplemental Indenture dated as of October 3, 2019, to the U.S. Bank Indenture, and Form of 3.750% to 6.250% Prospect Capital InterNote® due 2029(357)
4.790	Seven Hundred Fortieth Supplemental Indenture dated as of October 10, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(358)
4.791	Seven Hundred Forty-First Supplemental Indenture dated as of October 10, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(358)
4.792	Seven Hundred Forty-Second Supplemental Indenture dated as of October 10, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(358)
4.793	Seven Hundred Forty-Third Supplemental Indenture dated as of October 10, 2019, to the U.S. Bank Indenture, and Form of 3.750% to 6.250% Prospect Capital InterNote® due 2029(358)
4.794	Seven Hundred Forty-Fourth Supplemental Indenture dated as of October 18, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(359)
4.795	Seven Hundred Forty-Fifth Supplemental Indenture dated as of October 18, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(359)
4.796	Seven Hundred Forty-Sixth Supplemental Indenture dated as of October 18, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(359)
4.797	Seven Hundred Forty-Seventh Supplemental Indenture dated as of October 24, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(360)
4.798	Seven Hundred Forty-Eighth Supplemental Indenture dated as of October 24, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(360)
4.799	Seven Hundred Forty-Ninth Supplemental Indenture dated as of October 24, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(360)
4.800	Seven Hundred Fiftieth Supplemental Indenture dated as of October 31, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(361)
4.801	Seven Hundred Fifty-First Supplemental Indenture dated as of October 31, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(361)
4.802	Seven Hundred Fifty-Second Supplemental Indenture dated as of October 31, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(361)
4.803	Seven Hundred Fifty-Third Supplemental Indenture dated as of November 7, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2024(362)
4.804	Seven Hundred Fifty-Fourth Supplemental Indenture dated as of November 7, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2026(362)
4.805	Seven Hundred Fifty-Fifth Supplemental Indenture dated as of November 7, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2029(362)
4.806	Seven Hundred Fifty-Sixth Supplemental Indenture dated as of November 21, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2024(363)
4.807	Seven Hundred Fifty-Seventh Supplemental Indenture dated as of November 21, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2026(363)

Exhibit No.
4.808	Seven Hundred Fifty-Eighth Supplemental Indenture dated as of November 21, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2029(363)
4.809	Seven Hundred Fifty-Ninth Supplemental Indenture dated as of November 29, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2024(364)
4.810	Seven Hundred Sixtieth Supplemental Indenture dated as of November 29, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2026(364)
4.811	Seven Hundred Sixty-First Supplemental Indenture dated as of November 29, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2029(364)
4.812	Seven Hundred Sixty-Second Supplemental Indenture dated as of December 5, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2024(365)
4.813	Seven Hundred Sixty-Third Supplemental Indenture dated as of December 5, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2026(365)
4.814	Seven Hundred Sixty-Fourth Supplemental Indenture dated as of December 5, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2029(365)
4.815	Seven Hundred Sixty-Fifth Supplemental Indenture dated as of December 12, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2024(366)
4.816	Seven Hundred Sixty-Sixth Supplemental Indenture dated as of December 12, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2026(366)
4.817	Seven Hundred Sixty-Seventh Supplemental Indenture dated as of December 12, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2029(366)
4.818	Seven Hundred Sixty-Eighth Supplemental Indenture dated as of December 19, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(367)
4.819	Seven Hundred Sixty-Ninth Supplemental Indenture dated as of December 19, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(367)
4.820	Seven Hundred Seventieth Supplemental Indenture dated as of December 19, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(367)
4.821	Seven Hundred Seventy-First Supplemental Indenture dated as of December 27, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2024(368)
4.822	Seven Hundred Seventy-Second Supplemental Indenture dated as of December 27, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2026(386)
4.823	Seven Hundred Seventy-Third Supplemental Indenture dated as of December 27, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2029(368)
4.824	Seven Hundred Seventy-Fourth Supplemental Indenture dated as of January 3, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(369)
4.825	Seven Hundred Seventy-Fifth Supplemental Indenture dated as of January 3, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(369)
4.826	Seven Hundred Seventy-Sixth Supplemental Indenture dated as of January 3, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(369)
4.827	Seven Hundred Seventy-Seventh Supplemental Indenture dated as of January 9, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(370)
4.828	Seven Hundred Seventy-Eighth Supplemental Indenture dated as of January 9, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(370)
4.829	Seven Hundred Seventy-Ninth Supplemental Indenture dated as of January 9, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(370)
4.830	Seven Hundred Eightieth Supplemental Indenture dated as of January 16, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(371)
4.831	Seven Hundred Eighty-First Supplemental Indenture dated as of January 16, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(371)
4.832	Seven Hundred Eighty-Second Supplemental Indenture dated as of January 16, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(371)
4.833	Seven Hundred Eighty-Third Supplemental Indenture dated as of January 24, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(372)
4.834	Seven Hundred Eighty-Fourth Supplemental Indenture dated as of January 24, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(372)
4.835	Seven Hundred Eighty-Fifth Supplemental Indenture dated as of January 24, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(372)

Exhibit No.
4.836	Seven Hundred Eighty-Sixth Supplemental Indenture dated as of January 30, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(373)
4.837	Seven Hundred Eighty-Seventh Supplemental Indenture dated as of January 30, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(373)
4.838	Seven Hundred Eighty-Eighth Supplemental Indenture dated as of January 30, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(373)
4.839	Seven Hundred Eighty-Ninth Supplemental Indenture dated as of February 6, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(374)
4.840	Seven Hundred Ninetieth Supplemental Indenture dated as of February 6, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(374)
4.841	Seven Hundred Ninety-First Supplemental Indenture dated as of February 6, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(374)
4.842	Seven Hundred Ninety-Second Supplemental Indenture dated as of February 12, 2020, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2025(375)
4.843	Seven Hundred Ninety-Third Supplemental Indenture dated as of February 12, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2027(375)
4.844	Seven Hundred Ninety-Fourth Supplemental Indenture dated as of February 12, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2030(375)
4.845	Seven Hundred Ninety-Fifth Supplemental Indenture dated as of February 27, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(377)
4.846	Seven Hundred Ninety-Sixth Supplemental Indenture dated as of February 27, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(377)
4.847	Seven Hundred Ninety-Seventh Supplemental Indenture dated as of February 27, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(377)
4.848	Seven Hundred Ninety-Eighth Supplemental Indenture dated as of March 5, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(378)
4.849	Seven Hundred Ninety-Ninth Supplemental Indenture dated as of March 5, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(378)
4.850	Eight Hundredth Supplemental Indenture dated as of March 5, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(378)
4.851	Eight Hundred First Supplemental Indenture dated as of March 12, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(379)
4.852	Eight Hundred Second Supplemental Indenture dated as of March 12, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(379)
4.853	Eight Hundred Third Supplemental Indenture dated as of March 12, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(379)
4.854	Eight Hundred Fourth Supplemental Indenture dated as of March 19, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(380)
4.855	Eight Hundred Fifth Supplemental Indenture dated as of March 19, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(380)
4.856	Eight Hundred Sixth Supplemental Indenture dated as of March 19, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(380)
4.857	Eight Hundred Seventh Supplemental Indenture dated as of March 26, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(381)
4.858	Eight Hundred Eighth Supplemental Indenture dated as of March 26, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(381)
4.859	Eight Hundred Ninth Supplemental Indenture dated as of March 26, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(381)
4.860	Eight Hundred Tenth Supplemental Indenture dated as of April 23, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(383)
4.861	Eight Hundred Eleventh Supplemental Indenture dated as of April 23, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2027(383)
4.862	Eight Hundred Twelfth Supplemental Indenture dated as of April 23, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2030(383)
4.863	Eight Hundred Thirteenth Supplemental Indenture dated as of April 30, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(384)

Exhibit No.
4.864	Eight Hundred Fourteenth Supplemental Indenture dated as of April 30, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2027(384)
4.865	Eight Hundred Fifteenth Supplemental Indenture dated as of April 30, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2030(384)
4.866	Eight Hundred Sixteenth Supplemental Indenture dated as of May 7, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(385)
4.867	Eight Hundred Seventeenth Supplemental Indenture dated as of May 7, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2027(385)
4.868	Eight Hundred Eighteenth Supplemental Indenture dated as of May 7, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2030(385)
4.869	Eight Hundred Nineteenth Supplemental Indenture dated as of May 14, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(386)
4.870	Eight Hundred Twentieth Supplemental Indenture dated as of May 14, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2027(386)
4.871	Eight Hundred Twenty-First Supplemental Indenture dated as of May 14, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2030(386)
4.872	Eight Hundred Twenty-Second Supplemental Indenture dated as of May 29, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(387)
4.873	Eight Hundred Twenty-Third Supplemental Indenture dated as of May 29, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(387)
4.874	Eight Hundred Twenty-Fourth Supplemental Indenture dated as of May 29, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(387)
4.875	Eight Hundred Twenty-Fifth Supplemental Indenture dated as of June 4, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(388)
4.876	Eight Hundred Twenty-Sixth Supplemental Indenture dated as of June 4, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(388)
4.877	Eight Hundred Twenty-Seventh Supplemental Indenture dated as of June 4, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(388)
4.878	Eight Hundred Twenty-Eighth Supplemental Indenture dated as of June 11, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(389)
4.879	Eight Hundred Twenty-Ninth Supplemental Indenture dated as of June 11, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(389)
4.880	Eight Hundred Thirtieth Supplemental Indenture dated as of June 11, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(389)
4.881	Eight Hundred Thirty-First Supplemental Indenture dated as of June 18, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(390)
4.882	Eight Hundred Thirty-Second Supplemental Indenture dated as of June 18, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(390)
4.883	Eight Hundred Thirty-Third Supplemental Indenture dated as of June 18, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(390)
4.884	Eight Hundred Thirty-Fourth Supplemental Indenture dated as of June 25, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(391)
4.885	Eight Hundred Thirty-Fifth Supplemental Indenture dated as of June 25, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(391)
4.886	Eight Hundred Thirty-Sixth Supplemental Indenture dated as of June 25, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(391)
4.887	Eight Hundred Thirty-Seventh Supplemental Indenture dated as of July 2, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(392)
4.888	Eight Hundred Thirty-Eighth Supplemental Indenture dated as of July 2, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(392)
4.889	Eight Hundred Thirty-Ninth Supplemental Indenture dated as of July 2, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(392)
4.890	Eight Hundred Fortieth Supplemental Indenture dated as of July 9, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(393)
4.891	Eight Hundred Forty-First Supplemental Indenture dated as of July 9, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(393)

Exhibit No.
4.892	Eight Hundred Forty-Second Supplemental Indenture dated as of July 9, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(393)
4.893	Eight Hundred Forty-Third Supplemental Indenture dated as of July 16, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(394)
4.894	Eight Hundred Forty-Fourth Supplemental Indenture dated as of July 16, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(394)
4.895	Eight Hundred Forty-Fifth Supplemental Indenture dated as of July 16, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(394)
4.896	Eight Hundred Forty-Sixth Supplemental Indenture dated as of July 23, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(395)
4.897	Eight Hundred Forty-Seventh Supplemental Indenture dated as of July 23, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(395)
4.898	Eight Hundred Forty-Eighth Supplemental Indenture dated as of July 23, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(395)
4.899	Eight Hundred Forty-Ninth Supplemental Indenture dated as of July 30, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(396)
4.900	Eight Hundred Fiftieth Supplemental Indenture dated as of July 30, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(396)
4.901	Eight Hundred Fifty-First Supplemental Indenture dated as of July 30, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(396)
4.902	Eight Hundred Fifty-Second Supplemental Indenture dated as of August 6, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(397)
4.903	Eight Hundred Fifty-Third Supplemental Indenture dated as of August 6, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(397)
4.904	Eight Hundred Fifty-Fourth Supplemental Indenture dated as of August 6, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(397)
4.905	Eight Hundred Fifty-Fifth Supplemental Indenture dated as of August 13, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(398)
4.906	Eight Hundred Fifty-Sixth Supplemental Indenture dated as of August 13, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(398)
4.907	Eight Hundred Fifty-Seventh Supplemental Indenture dated as of August 13, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(398)
4.908	Eight Hundred Fifty-Eighth Supplemental Indenture dated as of August 20, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2025(399)
4.909	Eight Hundred Fifty-Ninth Supplemental Indenture dated as of August 20, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2027(399)
4.910	Eight Hundred Sixtieth Supplemental Indenture dated as of August 20, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2030(399)
4.911	Articles of Amendment(402)
4.912	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(402)
4.913	Form of Subscription Agreement(402)
4.914	Eight Hundred Sixty-First Supplemental Indenture dated as of August 27, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2025(403)
4.915	Eight Hundred Sixty-Second Supplemental Indenture dated as of August 27, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2027(403)
4.916	Eight Hundred Sixty-Third Supplemental Indenture dated as of August 27, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2030(403)
4.917	Eight Hundred Sixty-Fourth Supplemental Indenture dated as of September 11, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(404)
4.918	Eight Hundred Sixty-Fifth Supplemental Indenture dated as of September 11, 2020, to the U.S. Bank Indenture, and Form of 5.200% Prospect Capital InterNote® due 2027(404)
4.919	Eight Hundred Sixty-Sixth Supplemental Indenture dated as of September 11, 2020, to the U.S. Bank Indenture, and Form of 5.400% Prospect Capital InterNote® due 2030(404)
4.920	Eight Hundred Sixty-Seventh Supplemental Indenture dated as of September 17, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(405)
4.921	Eight Hundred Sixty-Eighth Supplemental Indenture dated as of September 17, 2020, to the U.S. Bank Indenture, and Form of 5.200% Prospect Capital InterNote® due 2027(405)

Exhibit No.
4.922	Eight Hundred Sixty-Ninth Supplemental Indenture dated as of September 17, 2020, to the U.S. Bank Indenture, and Form of 5.400% Prospect Capital InterNote® due 2030(405)
4.923	Eight Hundred Seventieth Supplemental Indenture dated as of September 24, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(406)
4.924	Eight Hundred Seventy-First Supplemental Indenture dated as of September 24, 2020, to the U.S. Bank Indenture, and Form of 5.200% Prospect Capital InterNote® due 2027(406)
4.925	Eight Hundred Seventy-Second Supplemental Indenture dated as of September 24, 2020, to the U.S. Bank Indenture, and Form of 5.400% Prospect Capital InterNote® due 2030(406)
4.926	Eight Hundred Seventy-Third Supplemental Indenture dated as of October 1, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2025(407)
4.927	Eight Hundred Seventy-Fourth Supplemental Indenture dated as of October 1, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2027(407)
4.928	Eight Hundred Seventy-Fifth Supplemental Indenture dated as of October 1, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2030(407)
4.929	Eight Hundred Seventy-Sixth Supplemental Indenture dated as of October 8, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2025(408)
4.930	Eight Hundred Seventy-Seventh Supplemental Indenture dated as of October 8, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2027(408)
4.931	Eight Hundred Seventy-Eighth Supplemental Indenture dated as of October 8, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2030(408)
4.932	Eight Hundred Seventy-Ninth Supplemental Indenture dated as of October 16, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2025(409)
4.933	Eight Hundred Eightieth Supplemental Indenture dated as of October 16, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2027(409)
4.934	Eight Hundred Eighty-First Supplemental Indenture dated as of October 16, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2030(409)
4.935	Eight Hundred Eighty-Second Supplemental Indenture dated as of October 22, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2025(410)
4.936	Eight Hundred Eighty-Third Supplemental Indenture dated as of October 22, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2027(410)
4.937	Eight Hundred Eighty-Fourth Supplemental Indenture dated as of October 22, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2030(410)
4.938	Eight Hundred Eighty-Fifth Supplemental Indenture dated as of October 29, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2025(411)
4.939	Eight Hundred Eighty-Sixth Supplemental Indenture dated as of October 29, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2027(411)
4.940	Eight Hundred Eighty-Seventh Supplemental Indenture dated as of October 29, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2030(411)
4.941	Eight Hundred Eighty-Eighth Supplemental Indenture dated as of November 5, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2025(412)
4.942	Eight Hundred Eighty-Ninth Supplemental Indenture dated as of November 5, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2027(412)
4.943	Eight Hundred Ninetieth Supplemental Indenture dated as of November 5, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2030(412)
4.944	Eight Hundred Ninety-First Supplemental Indenture dated as of November 19, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2025(413)
4.945	Eight Hundred Ninety-Second Supplemental Indenture dated as of November 19, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2027(413)
4.946	Eight Hundred Ninety-Third Supplemental Indenture dated as of November 19, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2030(413)
4.947	Eight Hundred Ninety-Fourth Supplemental Indenture dated as of November 27, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2025(414)
4.948	Eight Hundred Ninety-Fifth Supplemental Indenture dated as of November 27, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2027(414)
4.949	Eight Hundred Ninety-Sixth Supplemental Indenture dated as of November 27, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2030(414)
4.950	Eight Hundred Ninety-Seventh Supplemental Indenture dated as of December 3, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2025(415)

Exhibit No.
4.951	Eight Hundred Ninety-Eighth Supplemental Indenture dated as of December 3, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2027(415)
4.952	Eight Hundred Ninety-Ninth Supplemental Indenture dated as of December 3, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2030(415)
4.953	Nine Hundredth Supplemental Indenture dated as of December 10, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2025(416)
4.954	Nine Hundred First Supplemental Indenture dated as of December 10, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2027(416)
4.955	Nine Hundred Second Supplemental Indenture dated as of December 10, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2030(416)
4.956	Nine Hundred Third Supplemental Indenture dated as of December 17, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(417)
4.957	Nine Hundred Fourth Supplemental Indenture dated as of December 17, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2027(417)
4.958	Nine Hundred Fifth Supplemental Indenture dated as of December 17, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2030(417)
4.959	Nine Hundred Sixth Supplemental Indenture dated as of December 24, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(418)
4.960	Nine Hundred Seventh Supplemental Indenture dated as of December 24, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2027(418)
4.961	Nine Hundred Eighth Supplemental Indenture dated as of December 24, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2030(418)
4.962	Nine Hundred Ninth Supplemental Indenture dated as of December 31, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2025(419)
4.963	Nine Hundred Tenth Supplemental Indenture dated as of December 31, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(419)
4.964	Nine Hundred Eleventh Supplemental Indenture dated as of December 31, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2030(419)
4.965	Nine Hundred Twelfth Supplemental Indenture dated as of January 7, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(420)
4.966	Nine Hundred Thirteenth Supplemental Indenture dated as of January 7, 2021, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2028(420)
4.967	Nine Hundred Fourteenth Supplemental Indenture dated as of January 7, 2021, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2031(420)
4.968	Nine Hundred Fifteenth Supplemental Indenture dated as of January 14, 2021, to the U.S. Bank Indenture, and Form of 1.500% Prospect Capital InterNote® due 2024(421)
4.969	Nine Hundred Sixteenth Supplemental Indenture dated as of January 14, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2026(421)
4.970	Nine Hundred Seventeenth Supplemental Indenture dated as of January 14, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2028(421)
4.971	Nine Hundred Eighteenth Supplemental Indenture dated as of January 14, 2021, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2031(421)
4.972	Nine Hundred Nineteenth Supplemental Indenture dated as of January 22, 2021, to the U.S. Bank Indenture, and Form of 1.500% Prospect Capital InterNote® due 2024(422)
4.973	Nine Hundred Twentieth Supplemental Indenture dated as of January 22, 2021, to the U.S. Bank Indenture, and Form of 2.000% Prospect Capital InterNote® due 2026(422)
4.974	Nine Hundred Twenty-First Supplemental Indenture dated as of January 22, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2028(422)
4.975	Nine Hundred Twenty-Second Supplemental Indenture dated as of January 22, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2031(422)
4.976	Supplemental Indenture, dated as of January 22, 2021, by and between Prospect Capital Corporation and U.S. Bank National Association, as Trustee(505)
4.977	Form of Global Note of 3.706% Notes due 2026(506)
4.978	Nine Hundred Twenty-Third Supplemental Indenture dated as of January 28, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(423)
4.979	Nine Hundred Twenty-Fourth Supplemental Indenture dated as of January 28, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2028(423)
4.980	Nine Hundred Twenty-Fifth Supplemental Indenture dated as of January 28, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(423)

Exhibit No.
4.981	Nine Hundred Twenty-Sixth Supplemental Indenture dated as of February 4, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(424)
4.982	Nine Hundred Twenty-Seventh Supplemental Indenture dated as of February 4, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(424)
4.983	Nine Hundred Twenty-Eighth Supplemental Indenture dated as of February 4, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(424)
4.984	Nine Hundred Twenty-Ninth Supplemental Indenture dated as of February 11, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(425)
4.985	Nine Hundred Thirtieth Supplemental Indenture dated as of February 11, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(425)
4.986	Nine Hundred Thirty-First Supplemental Indenture dated as of February 11, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(425)
4.987	Nine Hundred Thirty-Second Supplemental Indenture dated as of February 25, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(426)
4.988	Nine Hundred Thirty-Third Supplemental Indenture dated as of February 25, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(426)
4.989	Nine Hundred Thirty-Fourth Supplemental Indenture dated as of February 25, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(426)
4.990	Nine Hundred Thirty-Fifth Supplemental Indenture dated as of March 4, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(427)
4.991	Nine Hundred Thirty-Sixth Supplemental Indenture dated as of March 4, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(427)
4.992	Nine Hundred Thirty-Seventh Supplemental Indenture dated as of March 4, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(427)
4.993	Nine Hundred Thirty-Eighth Supplemental Indenture dated as of March 11, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(428)
4.994	Nine Hundred Thirty-Ninth Supplemental Indenture dated as of March 11, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(428)
4.995	Nine Hundred Fortieth Supplemental Indenture dated as of March 11, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(428)
4.996	Nine Hundred Forty-First Supplemental Indenture dated as of March 18, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(429)
4.997	Nine Hundred Forty-Second Supplemental Indenture dated as of March 18, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(429)
4.998	Nine Hundred Forty-Third Supplemental Indenture dated as of March 18, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(429)
4.999	Nine Hundred Forty-Fourth Supplemental Indenture dated as of March 25, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(430)
4.1000	Nine Hundred Forty-Fifth Supplemental Indenture dated as of March 25, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(430)
4.1001	Nine Hundred Forty-Sixth Supplemental Indenture dated as of March 25, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(430)
4.1002	Nine Hundred Forty-Seventh Supplemental Indenture dated as of April 1, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(431)
4.1003	Nine Hundred Forty-Eighth Supplemental Indenture dated as of April 1, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(431)
4.1004	Nine Hundred Forty-Ninth Supplemental Indenture dated as of April 1, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(431)
4.1005	Nine Hundred Fiftieth Supplemental Indenture dated as of April 8, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(432)
4.1006	Nine Hundred Fifty-First Supplemental Indenture dated as of April 8, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(432)
4.1007	Nine Hundred Fifty-Second Supplemental Indenture dated as of April 8, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(432)
4.1008	Nine Hundred Fifty-Third Supplemental Indenture dated as of April 15, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(433)
4.1009	Nine Hundred Fifty-Fourth Supplemental Indenture dated as of April 15, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(433)

Exhibit No.
4.1010	Nine Hundred Fifty-Fifth Supplemental Indenture dated as of April 15, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(433)
4.1011	Nine Hundred Fifty-Sixth Supplemental Indenture dated as of April 22, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(434)
4.1012	Nine Hundred Fifty-Seventh Supplemental Indenture dated as of April 22, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(434)
4.1013	Nine Hundred Fifty-Eighth Supplemental Indenture dated as of April 22, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(434)
4.1014	Nine Hundred Fifty-Ninth Supplemental Indenture dated as of April 29, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(435)
4.1015	Nine Hundred Sixtieth Supplemental Indenture dated as of April 29, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(435)
4.1016	Nine Hundred Sixty-First Supplemental Indenture dated as of April 29, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(435)
4.1017	Nine Hundred Sixty-Second Supplemental Indenture dated as of May 6, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(436)
4.1018	Nine Hundred Sixty-Third Supplemental Indenture dated as of May 6, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(436)
4.1019	Nine Hundred Sixty-Fourth Supplemental Indenture dated as of May 6, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(436)
4.1020	Nine Hundred Sixty-Fifth Supplemental Indenture dated as of May 20, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(437)
4.1021	Nine Hundred Sixty-Sixth Supplemental Indenture dated as of May 20, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(437)
4.1022	Nine Hundred Sixty-Seventh Supplemental Indenture dated as of May 20, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(437)
4.1023	Nine Hundred Sixty-Eighth Supplemental Indenture dated as of May 27, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(438)
4.1024	Nine Hundred Sixty-Ninth Supplemental Indenture dated as of May 27, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(438)
4.1025	Nine Hundred Seventieth Supplemental Indenture dated as of May 27, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(438)
4.1026	Supplemental Indenture, dated as of May 27, 2021, by and between Prospect Capital Corporation and U.S. Bank National Association, as Trustee(439)
4.1027	Form of Global Note of 3.364% Notes due 2026 (439)
4.1028	Nine Hundred Seventy-First Supplemental Indenture dated as of June 4, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2027(440)
4.1029	Nine Hundred Seventy-Second Supplemental Indenture dated as of June 4, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2029(440)
4.1030	Nine Hundred Seventy-Third Supplemental Indenture dated as of June 4, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(440)
4.1031	Nine Hundred Seventy-Fourth Supplemental Indenture dated as of June 10, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2027(441)
4.1032	Nine Hundred Seventy-Fifth Supplemental Indenture dated as of June 10, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2029(441)
4.1033	Nine Hundred Seventy-Sixth Supplemental Indenture dated as of June 10, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(441)
4.1034	Nine Hundred Seventy-Seventh Supplemental Indenture dated as of June 17, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2027(442)
4.1035	Nine Hundred Seventy-Eighth Supplemental Indenture dated as of June 17, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2029(442)
4.1036	Nine Hundred Seventy-Ninth Supplemental Indenture dated as of June 17, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(442)
4.1037	Nine Hundred Eightieth Supplemental Indenture dated as of June 24, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2027(443)
4.1038	Nine Hundred Eighty-First Supplemental Indenture dated as of June 24, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2029(443)
4.1039	Nine Hundred Eighty-Second Supplemental Indenture dated as of June 24, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2031(443)

Exhibit No.
4.1040	Nine Hundred Eighty-Third Supplemental Indenture dated as of June 24, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2033(443)
4.1041	Nine Hundred Eighty-Fourth Supplemental Indenture dated as of July 1, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2027(444)
4.1042	Nine Hundred Eighty-Fifth Supplemental Indenture dated as of July 1, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2029(444)
4.1043	Nine Hundred Eighty-Sixth Supplemental Indenture dated as of July 1, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2031(444)
4.1044	Nine Hundred Eighty-Seventh Supplemental Indenture dated as of July 1, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2033(444)
4.1045	Nine Hundred Eighty-Eighth Supplemental Indenture dated as of July 9, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(445)
4.1046	Nine Hundred Eighty-Ninth Supplemental Indenture dated as of July 9, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(445)
4.1047	Nine Hundred Ninetieth Supplemental Indenture dated as of July 9, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2033(445)
4.1048	Nine Hundred Ninety-First Supplemental Indenture dated as of July 9, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2036(445)
4.1049	Nine Hundred Ninety-Second Supplemental Indenture dated as of July 15, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(446)
4.1050	Nine Hundred Ninety-Third Supplemental Indenture dated as of July 15, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(446)
4.1051	Nine Hundred Ninety-Fourth Supplemental Indenture dated as of July 15, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(446)
4.1052	Nine Hundred Ninety-Fifth Supplemental Indenture dated as of July 15, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2033(446)
4.1053	Nine Hundred Ninety-Sixth Supplemental Indenture dated as of July 15, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2036(446)
4.1054	Nine Hundred Ninety-Seventh Supplemental Indenture dated as of July 22, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(447)
4.1055	Nine Hundred Ninety-Eighth Supplemental Indenture dated as of July 22, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(447)
4.1056	Nine Hundred Ninety-Ninth Supplemental Indenture dated as of July 22, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(447)
4.1057	One Thousandth Supplemental Indenture dated as of July 22, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(447)
4.1058	One Thousand First Supplemental Indenture dated as of July 22, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(447)
4.1059	One Thousand Second Supplemental Indenture dated as of July 29, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(448)
4.1060	One Thousand Third Supplemental Indenture dated as of July 29, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(448)
4.1061	One Thousand Fourth Supplemental Indenture dated as of July 29, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(448)
4.1062	One Thousand Fifth Supplemental Indenture dated as of July 29, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(448)
4.1063	One Thousand Sixth Supplemental Indenture dated as of July 29, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(448)
4.1064	One Thousand Seventh Supplemental Indenture dated as of August 5, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(449)
4.1065	One Thousand Eighth Supplemental Indenture dated as of August 5, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(449)
4.1066	One Thousand Ninth Supplemental Indenture dated as of August 5, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(449)
4.1067	One Thousand Tenth Supplemental Indenture dated as of August 5, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(449)
4.1068	One Thousand Eleventh Supplemental Indenture dated as of August 5, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(449)

Exhibit No.
4.1069	One Thousand Twelfth Supplemental Indenture dated as of August 12, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(450)
4.1070	One Thousand Thirteenth Supplemental Indenture dated as of August 12, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(450)
4.1071	One Thousand Fourteenth Supplemental Indenture dated as of August 12, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(450)
4.1072	One Thousand Fifteenth Supplemental Indenture dated as of August 12, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(450)
4.1073	One Thousand Sixteenth Supplemental Indenture dated as of August 12, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(450)
4.1074	One Thousand Seventeenth Supplemental Indenture dated as of August 19, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(451)
4.1075	One Thousand Eighteenth Supplemental Indenture dated as of August 19, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(451)
4.1076	One Thousand Nineteenth Supplemental Indenture dated as of August 19, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(451)
4.1077	One Thousand Twentieth Supplemental Indenture dated as of August 19, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(451)
4.1078	One Thousand Twenty-First Supplemental Indenture dated as of August 19, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(451)
4.1079	One Thousand Twenty-Second Supplemental Indenture dated as of August 26, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(452)
4.1080	One Thousand Twenty-Third Supplemental Indenture dated as of August 26, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(452)
4.1081	One Thousand Twenty-Fourth Supplemental Indenture dated as of August 26, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(452)
4.1082	One Thousand Twenty-Fifth Supplemental Indenture dated as of August 26, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(452)
4.1083	One Thousand Twenty-Sixth Supplemental Indenture dated as of August 26, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(452)
4.1084	One Thousand Twenty-Seventh Supplemental Indenture dated as of September 10, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(453)
4.1085	One Thousand Twenty-Eighth Supplemental Indenture dated as of September 10, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(453)
4.1086	One Thousand Twenty-Ninth Supplemental Indenture dated as of September 10, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(453)
4.1087	One Thousand Thirtieth Supplemental Indenture dated as of September 10, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(453)
4.1088	One Thousand Thirty-First Supplemental Indenture dated as of September 10, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(453)
4.1089	One Thousand Thirty-Second Supplemental Indenture dated as of September 16, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(454)
4.1090	One Thousand Thirty-Third Supplemental Indenture dated as of September 16, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(454)
4.1091	One Thousand Thirty-Fourth Supplemental Indenture dated as of September 16, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(454)
4.1092	One Thousand Thirty-Fifth Supplemental Indenture dated as of September 16, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(454)
4.1093	One Thousand Thirty-Sixth Supplemental Indenture dated as of September 16, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(454)
4.1094	One Thousand Thirty-Seventh Supplemental Indenture dated as of September 23, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(455)
4.1095	One Thousand Thirty-Eighth Supplemental Indenture dated as of September 23, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(455)
4.1096	One Thousand Thirty-Ninth Supplemental Indenture dated as of September 23, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(455)
4.1097	One Thousand Fortieth Supplemental Indenture dated as of September 23, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(455)

Exhibit No.
4.1098	One Thousand Forty-First Supplemental Indenture dated as of September 23, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(455)
4.1099	One Thousand Forty-Second Supplemental Indenture dated as of September 30, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(456)
4.1100	One Thousand Forty-Third Supplemental Indenture dated as of September 30, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(456)
4.1101	One Thousand Forty-Fourth Supplemental Indenture dated as of September 30, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(456)
4.1102	One Thousand Forty-Fifth Supplemental Indenture dated as of September 30, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(456)
4.1103	One Thousand Forty-Sixth Supplemental Indenture dated as of September 30, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(456)
4.1104	One Thousand Forty-Seventh Supplemental Indenture dated as of October 7, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(457)
4.1105	One Thousand Forty-Eighth Supplemental Indenture dated as of October 7, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(457)
4.1106	One Thousand Forty-Ninth Supplemental Indenture dated as of October 7, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(457)
4.1107	One Thousand Fiftieth Supplemental Indenture dated as of October 7, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(457)
4.1108	One Thousand Fifty-First Supplemental Indenture dated as of October 7, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(457)
4.1109	One Thousand Fifty-Second Supplemental Indenture dated as of October 15, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(458)
4.1110	One Thousand Fifty-Third Supplemental Indenture dated as of October 15, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(458)
4.1111	One Thousand Fifty-Fourth Supplemental Indenture dated as of October 15, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(458)
4.1112	One Thousand Fifty-Fifth Supplemental Indenture dated as of October 15, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(458)
4.1113	One Thousand Fifty-Sixth Supplemental Indenture dated as of October 15, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(458)
4.1114	One Thousand Fifty-Seventh Supplemental Indenture dated as of October 21, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(459)
4.1115	One Thousand Fifty-Eighth Supplemental Indenture dated as of October 21, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(459)
4.1116	One Thousand Fifty-Ninth Supplemental Indenture dated as of October 21, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(459)
4.1117	One Thousand Sixtieth Supplemental Indenture dated as of October 21, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(459)
4.1118	One Thousand Sixty-First Supplemental Indenture dated as of October 21, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(459)
4.1119	One Thousand Sixty-Second Supplemental Indenture dated as of October 28, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(460)
4.1120	One Thousand Sixty-Third Supplemental Indenture dated as of October 28, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(460)
4.1121	One Thousand Sixty-Fourth Supplemental Indenture dated as of October 28, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(460)
4.1122	One Thousand Sixty-Fifth Supplemental Indenture dated as of October 28, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(460)
4.1123	One Thousand Sixty-Sixth Supplemental Indenture dated as of October 28, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(460)
4.1124	One Thousand Sixty-Seventh Supplemental Indenture dated as of November 4, 2021, to the U.S. Bank Indenture, and Form of 2.400% Prospect Capital InterNote® due 2026(461)
4.1125	One Thousand Sixty-Eighth Supplemental Indenture dated as of November 4, 2021, to the U.S. Bank Indenture, and Form of 2.800% Prospect Capital InterNote® due 2028(461)
4.1126	One Thousand Sixty-Ninth Supplemental Indenture dated as of November 4, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2031(461)

Exhibit No.
4.1127	One Thousand Seventieth Supplemental Indenture dated as of November 4, 2021, to the U.S. Bank Indenture, and Form of 3.600% Prospect Capital InterNote® due 2036(461)
4.1128	One Thousand Seventy-First Supplemental Indenture dated as of November 4, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(461)
4.1129	One Thousand Seventy-Second Supplemental Indenture dated as of November 18, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(462)
4.1130	One Thousand Seventy-Third Supplemental Indenture dated as of November 18, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(462)
4.1131	One Thousand Seventy-Fourth Supplemental Indenture dated as of November 18, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(462)
4.1132	One Thousand Seventy-Fifth Supplemental Indenture dated as of November 18, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2036(462)
4.1133	One Thousand Seventy-Sixth Supplemental Indenture dated as of November 18, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(462)
4.1134	One Thousand Seventy-Seventh Supplemental Indenture dated as of November 26, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(463)
4.1135	One Thousand Seventy-Eighth Supplemental Indenture dated as of November 26, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(463)
4.1136	One Thousand Seventy-Ninth Supplemental Indenture dated as of November 26, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(463)
4.1137	One Thousand Eightieth Supplemental Indenture dated as of November 26, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2036(463)
4.1138	One Thousand Eighty-First Supplemental Indenture dated as of November 26, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(463)
4.1139	One Thousand Eighty-Second Supplemental Indenture dated as of December 2, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2026(464)
4.1140	One Thousand Eighty-Third Supplemental Indenture dated as of December 2, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2028(464)
4.1141	One Thousand Eighty-Fourth Supplemental Indenture dated as of December 2, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(464)
4.1142	One Thousand Eighty-Fifth Supplemental Indenture dated as of December 2, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2036(464)
4.1143	One Thousand Eighty-Sixth Supplemental Indenture dated as of December 2, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(464)
4.1144	One Thousand Eighty-Seventh Supplemental Indenture dated as of December 9, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(465)
4.1145	One Thousand Eighty-Eighth Supplemental Indenture dated as of December 9, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2028(465)
4.1146	One Thousand Eighty-Ninth Supplemental Indenture dated as of December 9, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(465)
4.1147	One Thousand Ninetieth Supplemental Indenture dated as of December 9, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2036(465)
4.1148	One Thousand Ninety-First Supplemental Indenture dated as of December 9, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(465)
4.1149	One Thousand Ninety-Second Supplemental Indenture dated as of December 16, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(466)
4.1150	One Thousand Ninety-Third Supplemental Indenture dated as of December 16, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2028(466)
4.1151	One Thousand Ninety-Fourth Supplemental Indenture dated as of December 16, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(466)
4.1152	One Thousand Ninety-Fifth Supplemental Indenture dated as of December 16, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2036(466)
4.1153	One Thousand Ninety-Sixth Supplemental Indenture dated as of December 16, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(466)
4.1154	One Thousand Ninety-Seventh Supplemental Indenture dated as of December 23, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2026(467)
4.1155	One Thousand Ninety-Eighth Supplemental Indenture dated as of December 23, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(467)

Exhibit No.
4.1156	One Thousand Ninety-Ninth Supplemental Indenture dated as of December 23, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2031(467)
4.1157	One Thousand One Hundredth Supplemental Indenture dated as of December 23, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2036(467)
4.1158	One Thousand One Hundred First Supplemental Indenture dated as of December 23, 2021, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2051(467)
4.1159	One Thousand One Hundred Second Supplemental Indenture dated as of December 30, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2026(468)
4.1160	One Thousand One Hundred Third Supplemental Indenture dated as of December 30, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(468)
4.1161	One Thousand One Hundred Fourth Supplemental Indenture dated as of December 30, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2031(468)
4.1162	One Thousand One Hundred Fifth Supplemental Indenture dated as of December 30, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2036(468)
4.1163	One Thousand One Hundred Sixth Supplemental Indenture dated as of December 30, 2021, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2051(468)
4.1164	One Thousand One Hundred Seventh Supplemental Indenture dated as of January 6, 2022, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2027(469)
4.1165	One Thousand One Hundred Eighth Supplemental Indenture dated as of January 6, 2022, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2029(469)
4.1166	One Thousand One Hundred Ninth Supplemental Indenture dated as of January 6, 2022, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2032(469)
4.1167	One Thousand One Hundred Tenth Supplemental Indenture dated as of January 6, 2022, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2037(469)
4.1168	One Thousand One Hundred Eleventh Supplemental Indenture dated as of January 6, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2052(469)
4.1169	One Thousand One Hundred Twelfth Supplemental Indenture dated as of January 13, 2022, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2027(470)
4.1170	One Thousand One Hundred Thirteenth Supplemental Indenture dated as of January 13, 2022, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2029(470)
4.1171	One Thousand One Hundred Fourteenth Supplemental Indenture dated as of January 13, 2022, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2032(470)
4.1172	One Thousand One Hundred Fifteenth Supplemental Indenture dated as of January 13, 2022, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2037(470)
4.1173	One Thousand One Hundred Sixteenth Supplemental Indenture dated as of January 13, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2052(470)
4.1174	One Thousand One Hundred Seventeenth Supplemental Indenture dated as of January 21, 2022, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2027(471)
4.1175	One Thousand One Hundred Eighteenth Supplemental Indenture dated as of January 21, 2022, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2029(471)
4.1176	One Thousand One Hundred Nineteenth Supplemental Indenture dated as of January 21, 2022, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2032(471)
4.1177	One Thousand One Hundred Twentieth Supplemental Indenture dated as of January 21, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2037(471)
4.1178	One Thousand One Hundred Twenty-First Supplemental Indenture dated as of January 21, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2052(471)
4.1179	One Thousand One Hundred Twenty-Second Supplemental Indenture dated as of January 27, 2022, to the U.S. Bank Indenture, and Form of 3.625% Prospect Capital InterNote® due 2027(472)
4.1180	One Thousand One Hundred Twenty-Third Supplemental Indenture dated as of January 27, 2022, to the U.S. Bank Indenture, and Form of 3.875% Prospect Capital InterNote® due 2029(472)
4.1181	One Thousand One Hundred Twenty-Fourth Supplemental Indenture dated as of January 27, 2022, to the U.S. Bank Indenture, and Form of 4.125% Prospect Capital InterNote® due 2032(472)
4.1182	One Thousand One Hundred Twenty-Fifth Supplemental Indenture dated as of January 27, 2022, to the U.S. Bank Indenture, and Form of 4.375% Prospect Capital InterNote® due 2037(472)
4.1183	One Thousand One Hundred Twenty-Sixth Supplemental Indenture dated as of January 27, 2022, to the U.S. Bank Indenture, and Form of 4.625% Prospect Capital InterNote® due 2052(472)
4.1184	One Thousand One Hundred Twenty-Seventh Supplemental Indenture dated as of February 3, 2022, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2027(473)

Exhibit No.
4.1185	One Thousand One Hundred Twenty-Eighth Supplemental Indenture dated as of February 3, 2022, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2029(473)
4.1186	One Thousand One Hundred Twenty-Ninth Supplemental Indenture dated as of February 3, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2032(473)
4.1187	One Thousand One Hundred Thirtieth Supplemental Indenture dated as of February 3, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2037(473)
4.1188	One Thousand One Hundred Thirty-First Supplemental Indenture dated as of February 10, 2022, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2027(474)
4.1189	One Thousand One Hundred Thirty-Second Supplemental Indenture dated as of February 10, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(474)
4.1190	One Thousand One Hundred Thirty-Third Supplemental Indenture dated as of February 10, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2032(474)
4.1191	One Thousand One Hundred Thirty-Fourth Supplemental Indenture dated as of February 25, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(475)
4.1192	One Thousand One Hundred Thirty-Fifth Supplemental Indenture dated as of February 25, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(475)
4.1193	One Thousand One Hundred Thirty-Sixth Supplemental Indenture dated as of February 25, 2022, to the U.S. Bank Indenture, and Form of 4.375% Prospect Capital InterNote® due 2032(475)
4.1194	One Thousand One Hundred Thirty-Seventh Supplemental Indenture dated as of February 25, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2052(475)
4.1195	One Thousand One Hundred Thirty-Eighth Supplemental Indenture dated as of March 3, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(476)
4.1196	One Thousand One Hundred Thirty-Ninth Supplemental Indenture dated as of March 3, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(476)
4.1197	One Thousand One Hundred Fortieth Supplemental Indenture dated as of March 3, 2022, to the U.S. Bank Indenture, and Form of 4.375% Prospect Capital InterNote® due 2032(476)
4.1198	One Thousand One Hundred Forty-First Supplemental Indenture dated as of March 3, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2052(476)
4.1199	One Thousand One Hundred Forty-Second Supplemental Indenture dated as of March 10, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(477)
4.1200	One Thousand One Hundred Forty-Third Supplemental Indenture dated as of March 10, 2022, to the U.S. Bank Indenture, and Form of 4.375% Prospect Capital InterNote® due 2027(477)
4.1201	One Thousand One Hundred Forty-Fourth Supplemental Indenture dated as of March 10, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2052(477)
4.1202	One Thousand One Hundred Forty-Fifth Supplemental Indenture dated as of March 17, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(478)
4.1203	One Thousand One Hundred Forty-Sixth Supplemental Indenture dated as of March 17, 2022, to the U.S. Bank Indenture, and Form of 4.375% Prospect Capital InterNote® due 2027(478)
4.1204	One Thousand One Hundred Forty-Seventh Supplemental Indenture dated as of March 17, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2052(478)
4.1205	One Thousand One Hundred Forty-Eighth Supplemental Indenture dated as of March 24, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(479)
4.1206	One Thousand One Hundred Forty-Ninth Supplemental Indenture dated as of March 24, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(479)
4.1207	One Thousand One Hundred Fiftieth Supplemental Indenture dated as of March 31, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(480)
4.1208	One Thousand One Hundred Fifty-First Supplemental Indenture dated as of March 31, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(480)
4.1209	One Thousand One Hundred Fifty-Second Supplemental Indenture dated as of April 7, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(481)
4.1210	One Thousand One Hundred Fifty-Third Supplemental Indenture dated as of April 7, 2022, to the U.S. Bank Indenture, and Form of 4.250% to 5.250% Prospect Capital InterNote® due 2032(481)
4.1211	One Thousand One Hundred Fifty-Fourth Supplemental Indenture dated as of April 14, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(482)
4.1212	One Thousand One Hundred Fifty-Fifth Supplemental Indenture dated as of April 14, 2022, to the U.S. Bank Indenture, and Form of 4.250% to 5.250% Prospect Capital InterNote® due 2032(482)
4.1213	One Thousand One Hundred Fifty-Sixth Supplemental Indenture dated as of April 21, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(483)

Exhibit No.
4.1214	One Thousand One Hundred Fifty-Seventh Supplemental Indenture dated as of April 21, 2022, to the U.S. Bank Indenture, and Form of 4.250% to 5.250% Prospect Capital InterNote® due 2032(483)
4.1215	One Thousand One Hundred Fifty-Eighth Supplemental Indenture dated as of April 28, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(484)
4.1216	One Thousand One Hundred Fifty-Ninth Supplemental Indenture dated as of April 28, 2022, to the U.S. Bank Indenture, and Form of 4.250% to 5.250% Prospect Capital InterNote® due 2032(484)
4.1217	One Thousand One Hundred Sixtieth Supplemental Indenture dated as of May 5, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(485)
4.1218	One Thousand One Hundred Sixty-First Supplemental Indenture dated as of May 5, 2022, to the U.S. Bank Indenture, and Form of 4.250% to 5.250% Prospect Capital InterNote® due 2032(485)
4.1219	One Thousand One Hundred Sixty-Second Supplemental Indenture dated as of May 19, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(486)
4.1220	One Thousand One Hundred Sixty-Third Supplemental Indenture dated as of May 26, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(487)
4.1221	One Thousand One Hundred Sixty-Fourth Supplemental Indenture dated as of June 3, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(488)
4.1222	One Thousand One Hundred Sixty-Fifth Supplemental Indenture dated as of June 9, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(489)
4.1223	One Thousand One Hundred Sixty-Sixth Supplemental Indenture dated as of June 16, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(490)
4.1224	One Thousand One Hundred Sixty-Seventh Supplemental Indenture dated as of June 24, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(491)
4.1225	One Thousand One Hundred Sixty-Eighth Supplemental Indenture dated as of June 30, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(492)
4.1226	One Thousand One Hundred Sixty-Ninth Supplemental Indenture dated as of July 8, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(493)
4.1227	One Thousand One Hundred Seventieth Supplemental Indenture dated as of July 14, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(494)
4.1228	One Thousand One Hundred Seventy-First Supplemental Indenture dated as of July 21, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(495)
4.1229	One Thousand One Hundred Seventy-Second Supplemental Indenture dated as of July 28, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(496)
4.1230	One Thousand One Hundred Seventy-Third Supplemental Indenture dated as of August 4, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(497)
4.1231	One Thousand One Hundred Seventy-Fourth Supplemental Indenture dated as of August 11, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(498)
4.1232	Supplemental Indenture, dated as of September 30, 2021, by and between Prospect Capital Corporation and U.S. Bank National Association, as Trustee (515)
4.1233	Form of Global Note of 3.437% Notes due 2028 (515)
4.1234	Description of Securities*
10.1	Investment Advisory Agreement between Registrant and Prospect Capital Management L.P.(2)
10.2	Administration Agreement between Registrant and Prospect Administration LLC(2)
10.3	Trademark License Agreement between the Registrant and Prospect Capital Investment Management, LLC(2)
10.4	Transfer Agency and Registrar Services Agreement(4)
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

Exhibit No.
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

10.26	First Amendment to the Sixth Amended and Restated Loan and Servicing Agreement(400)
10.27	Equity Distribution Agreement, dated June 12, 2020(401)
10.28	Equity Distribution Agreement, dated June 12, 2020(401)
10.29	Equity Distribution Agreement, dated June 12, 2020(401)
10.30	Dealer Manager Agreement, dated as of August 3, 2020, by and between Prospect Capital Corporation and Preferred Capital Securities, LLC(402)
10.31	Escrow Agreement, by and between Preferred Capital Securities, LLC, Prospect Capital Corporation and UMB Bank, National Association(402)
10.32	Preferred Stock Dividend Reinvestment Plan(402)
10.33	Dealer Manager Agreement, dated October 30, 2020, by and among, the Company, Prospect Capital Management(456)
10.34	Amended and Restated Preferred Stock Dividend Reinvestment Plan(457)
10.35	Amended and Restated Dealer Manager Agreement, dated as of February 25, 2021, by and between Prospect Capital Corporation and Preferred Capital Securities, LLC(507)
10.36
Seventh Amended and Restated Loan and Servicing Agreement, dated April 27, 2021, among Prospect Capital Funding LLC, Prospect Capital Corporation, the lenders from time to time party thereto, the managing agents from time to time party thereto, U.S. Bank National Association as Calculation Agent, Paying Agent and Documentation Agent, KeyBank National Association as Facility Agent, and KeyBank National Association as Syndication Agent, Structuring Agent, Sole Lead Arranger and Sole Bookrunner(461)

10.37	Amended and Restated Preferred Stock Dividend Reinvestment Plan(510)
10.38
Underwriting Agreement, dated September 23, 2021, by and among Prospect Capital Corporation, Prospect Capital Management L.P., Prospect Administration LLC, and RBC Capital Markets, LLC, Goldman Sachs & Co. LLC and BNP Paribas Securities Corp., as representatives of the several underwriters named in Schedule I thereto(514)

10.39
Amended and Restated Dealer Manager Agreement, dated February 18, 2022, by and among, the Company, Prospect Capital Management L.P., Prospect Administration LLC, InspereX LLC and the Agents named therein and added from time to time(516)

10.40	Escrow Agreement, by and between Prospect Capital Corporation and UMB Bank, National Association(517)
10.41	Amended and Restated Preferred Stock Dividend Reinvestment Plan(518)
10.42	Amendment No. 1 to Amended and Restated Dealer Manager Agreement, dated as of June 9, 2022, by and between Prospect Capital Corporation and Preferred Capital Securities, LLC(519)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
14	Code of Ethics(353)
21	Subsidiaries of the Registrant (included in the notes to the consolidated financial statements contained in this annual report)

Exhibit No.
22.1	Proxy Statement(354)
22.2	Published report regarding matters submitted to vote of security holders(355)
23.1	Consent of BDO USA, LLP, Certified Public Accountants of Prospect Capital Corporation*
23.2	Consent of CohnReznick LLP, Certified Public Accountants of National Property REIT Corp.*
23.3	Consent of RSM US LLP, Certified Public Accountants of First Tower Finance Company LLC*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
99.1	Audited Combined Consolidated Financial Statements of National Property REIT Corp. for the years ended December 31, 2021 and 2020*
99.2	Audited Combined Consolidated Financial Statements of National Property REIT Corp. for the years ended December 31, 2020 and 2019*
99.3	Audited Consolidated Financial Statements of First Tower Finance Company LLC as of December 31, 2019 and December 31, 2018 and for each of the three years in the period ended December 31, 2019*
99.4	Consolidated Financial Statements of First Tower Finance Company LLC as of and for the years ended December 31, 2021 and December 31, 2020 (Unaudited)*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference from the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 6, 2004.
(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(4)	Incorporated by reference from the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 23, 2004.
(5)	Incorporated by reference to Exhibit 10.258 of the Registrant’s Form 10-K filed on August 21, 2013.
(6)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on February 18, 2011.
(7)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on December 21, 2010.
(8)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on February 18, 2011.
(9)	Incorporated by reference from the Registrant’s Registration Statement on Form N-2, filed on September 1, 2011.
(10)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on March 1, 2012.
(11)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on March 8, 2012.
(12)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 14, 2012.
(13)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on September 2, 2014.
(14)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on April 5, 2012.
(15)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on April 12, 2012.
(16)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on April 16, 2012.
(17)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on April 16, 2012.

(18)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on April 26, 2012.
(19)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on August 14, 2012.
(20)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on August 14, 2012.
(21)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on September 27, 2012.
(22)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on October 4, 2012.
(23)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 23, 2012.
(24)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 29, 2012.
(25)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 6, 2012.
(26)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 13, 2012.
(27)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 20, 2012.
(28)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on December 21, 2012.
(29)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on December 28, 2012.
(30)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 4, 2013.
(31)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 10, 2013.
(32)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on January 17, 2013.
(33)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on January 25, 2013.
(34)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on January 31, 2013.
(35)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on February 7, 2013.
(36)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on February 22, 2013.
(37)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on February 28, 2013.
(38)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 7, 2013.
(39)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on March 14, 2013.
(40)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on March 15, 2013.
(41)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on March 15, 2013.
(42)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on March 21, 2013.
(43)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on March 28, 2013.
(44)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on April 4, 2013.
(45)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on April 11, 2013.
(46)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on April 18, 2013.
(47)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on April 25, 2013.
(48)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on May 2, 2013.
(49)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on May 9, 2013.

(50)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on May 23, 2013.
(51)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on May 31, 2013.
(52)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on June 6, 2013.
(53)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on June 13, 2013.
(54)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on June 20, 2013.
(55)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on June 27, 2013.
(56)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on July 5, 2013.
(57)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on July 11, 2013.
(58)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on July 18, 2013.
(59)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on July 25, 2013.
(60)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 1, 2013.
(61)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on August 8, 2013.
(62)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on August 15, 2013.
(63)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on August 22, 2013.
(64)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on September 6, 2013.
(65)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on September 12, 2013.
(66)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on September 19, 2013.
(67)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on September 26, 2013.
(68)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on October 3, 2013.
(69)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on October 10, 2013.
(70)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 51 to the Registration Statement on Form N-2, filed on October 18, 2013.
(71)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on October 24, 2013.
(72)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on October 31, 2013.
(73)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on November 7, 2013.
(74)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on November 15, 2013.
(75)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on November 21, 2013.
(76)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on November 29, 2013.
(77)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on December 5, 2013.
(78)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on December 12, 2013.
(79)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on December 19, 2013.

(80)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on December 27, 2013.
(81)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on January 3, 2014.
(82)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on January 9, 2014.
(83)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on January 16, 2014.
(84)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on January 24, 2014.
(85)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on January 30, 2014.
(86)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on February 6, 2014.
(87)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on February 13, 2014.
(88)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on February 19, 2014.
(89)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on February 21, 2014.
(90)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on February 27, 2014.
(91)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on March 6, 2014.
(92)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on March 11, 2014.
(93)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on March 13, 2014.
(94)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on March 20, 2014.
(95)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on March 27, 2014.
(96)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on April 3, 2014.
(97)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on April 7, 2014.
(98)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on April 10, 2014.
(99)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on April 16, 2014.
(100)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on April 17, 2014.
(101)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on April 24, 2014.
(102)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on May 1, 2014.
(103)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on May 8, 2014.
(104)	Incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-K, filed on August 25, 2014.
(105)	Incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-K, filed on August 25, 2014.
(106)	Incorporated by reference from the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 14, 2014.
(107)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 10-K/A, filed on November 3, 2014.
(108)	Incorporated by reference from the Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 3, 2014.
(109)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 3, 2014.
(110)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 20, 2014.

(111)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 28, 2014.
(112)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 4, 2014.
(113)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 11, 2014.
(114)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 18, 2014.
(115)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on December 29, 2014.
(116)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on January 5, 2015.
(117)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 8, 2015.
(118)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 15, 2015.
(119)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on January 23, 2015.
(120)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on January 29, 2015.
(121)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on February 5, 2015.
(122)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on February 20, 2015.
(123)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on February 26, 2015.
(124)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on March 5, 2015.
(125)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on March 12, 2015.
(126)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 19, 2015.
(127)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on March 26, 2015.
(128)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on April 2, 2015.
(129)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on April 9, 2015.
(130)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on April 16, 2015.
(131)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on April 23, 2015.
(132)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on April 29, 2015.
(133)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on May 7, 2015.
(134)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on May 21, 2015.
(135)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on May 29, 2015.
(136)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on June 4, 2015.
(137)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on June 11, 2015.
(138)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on June 18, 2015.
(139)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on June 25, 2015.
(140)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on July 2, 2015.

(141)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on July 9, 2015.
(142)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on July 16, 2015.
(143)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on July 23, 2015.
(144)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on July 30, 2015.
(145)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on August 6, 2015.
(146)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on August 13, 2015.
(147)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on August 20, 2015.
(148)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 27, 2015.
(149)	Incorporated by reference to Exhibit 14 of the Registrant’s Form 10-K, filed on August 26, 2015.
(150)	Incorporated by reference from the Registrant’s Pre-Effective Registration Statement on Form N-2, filed on August 31, 2015.
(151)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 10-K/A, filed on September 11, 2015.
(152)	Incorporated by reference to Exhibit 99.2 of the Registrant’s Form 10-K/A, filed on September 11, 2015.
(153)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on September 16, 2015.
(154)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on September 17, 2015.
(155)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on September 24, 2015.
(156)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on October 1, 2015.
(157)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on October 8, 2015.
(158)	Incorporated by reference from the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 9, 2015.
(159)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on October 16, 2015.
(160)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on October 22, 2015.
(161)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on October 29, 2015.
(162)	Incorporated by reference from the Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 2, 2015.
(163)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on November 4, 2015.
(164)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 19, 2015.
(165)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 27, 2015.
(166)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on December 3, 2015.
(167)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 10, 2015.
(168)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 17, 2015.
(169)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 24, 2015.
(170)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on December 31, 2015.
(171)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on January 7, 2016.

(172)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 14, 2016.
(173)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 22, 2016.
(174)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on February 12, 2016.
(175)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on March 3, 2016.
(176)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on March 10, 2016.
(177)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on March 17, 2016.
(178)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on March 24, 2016.
(179)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on March 31, 2016.
(180)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on April 7, 2016.
(181)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on April 14, 2016.
(182)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on April 21, 2016.
(183)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on April 28, 2016.
(184)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on May 5, 2016.
(185)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on May 12, 2016.
(186)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on May 26, 2016.
(187)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on June 3, 2016.
(188)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on June 9, 2016.
(189)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on June 16, 2016.
(190)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on June 23, 2016.
(191)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on June 30, 2016.
(192)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on July 8, 2016.
(193)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on July 14, 2016.
(194)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on July 21, 2016.
(195)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on July 28, 2016.
(196)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on August 4, 2016.
(197)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on August 11, 2016.
(198)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on August 18, 2016.
(199)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on August 25, 2016.
(200)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on September 1, 2016.
(201)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on September 15, 2016.

(202)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on September 22, 2016.
(203)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on September 29, 2016.
(204)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on October 6, 2016.
(205)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on October 14, 2016.
(206)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on October 20, 2016.
(207)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on October 27, 2016.
(208)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on November 3, 2016.
(209)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 25, 2016.
(210)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on December 1, 2016.
(211)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on December 8, 2016.
(212)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 15, 2016.
(213)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 22, 2016.
(214)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 30, 2016.
(215)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on January 6, 2017.
(216)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on January 12, 2017.
(217)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 20, 2017.
(218)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 26, 2017.
(219)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on February 2, 2017.
(220)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on February 9, 2017.
(221)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on February 24, 2017.
(222)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on March 2, 2017.
(223)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on March 9, 2017.
(224)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on March 16, 2017.
(225)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on March 23, 2017.
(226)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 30, 2017.
(227)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on April 6, 2017.
(228)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on April 11, 2017.
(229)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on April 11, 2017.
(230)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on April 20, 2017.
(231)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on April 27, 2017.
(232)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on May 4, 2017.

(233)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on May 11, 2017.
(234)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on May 25, 2017.
(235)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on June 2, 2017.
(236)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on June 8, 2017.
(237)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on June 15, 2017.
(238)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on June 22, 2017.
(239)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on June 29, 2017.
(240)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on July 7, 2017.
(241)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on July 13, 2017.
(242)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on July 20, 2017.
(243)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on July 27, 2017.
(244)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on August 3, 2017.
(245)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on August 10, 2017.
(246)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on August 17, 2017.
(247)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on August 24, 2017.
(248)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on August 30, 2017.
(249)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 31, 2017.
(250)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on September 14, 2017.
(251)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on September 21, 2017.
(252)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on September 28, 2017.
(253)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on October 5, 2017.
(254)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on October 13, 2017.
(255)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on October 19, 2017.
(256)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on October 26, 2017.
(257)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 51 to the Registration Statement on Form N-2, filed on November 2, 2017.
(258)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 52 to the Registration Statement on Form N-2, filed on November 24, 2017.
(259)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 53 to the Registration Statement on Form N-2, filed on November 30, 2017.
(260)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 54 to the Registration Statement on Form N-2, filed on December 7, 2017.
(261)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 55 to the Registration Statement on Form N-2, filed on December 14, 2017.
(262)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 56 to the Registration Statement on Form N-2, filed on December 21, 2017.

(263)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 57 to the Registration Statement on Form N-2, filed on December 29, 2017.
(264)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 58 to the Registration Statement on Form N-2, filed on January 5, 2018.
(265)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 59 to the Registration Statement on Form N-2, filed on January 11, 2018.
(266)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 60 to the Registration Statement on Form N-2, filed on January 19, 2018.
(267)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 61 to the Registration Statement on Form N-2, filed on January 25, 2018.
(268)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 62 to the Registration Statement on Form N-2, filed on February 1, 2018.
(269)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 63 to the Registration Statement on Form N-2, filed on February 8, 2018.
(270)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 64 to the Registration Statement on Form N-2, filed on February 23, 2018.
(271)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 65 to the Registration Statement on Form N-2, filed on March 1, 2018.
(272)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 66 to the Registration Statement on Form N-2, filed on March 8, 2018.
(273)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 67 to the Registration Statement on Form N-2, filed on March 15, 2018.
(274)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 68 to the Registration Statement on Form N-2, filed on March 22, 2018.
(275)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 69 to the Registration Statement on Form N-2, filed on March 29, 2018.
(276)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 70 to the Registration Statement on Form N-2, filed on April 5, 2018.
(277)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 71 to the Registration Statement on Form N-2, filed on April 12, 2018.
(278)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 72 to the Registration Statement on Form N-2, filed on April 19, 2018.
(279)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 73 to the Registration Statement on Form N-2, filed on April 26, 2018.
(280)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 74 to the Registration Statement on Form N-2, filed on May 3, 2018.
(281)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 75 to the Registration Statement on Form N-2, filed on May 10, 2018.
(282)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on May 18, 2018.
(283)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on May 18, 2018.
(284)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 78 to the Registration Statement on Form N-2, filed on May 24, 2018.
(285)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 79 to the Registration Statement on Form N-2, filed on June 1, 2018.
(286)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 80 to the Registration Statement on Form N-2, filed on June 7, 2018.
(287)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 81 to the Registration Statement on Form N-2, filed on June 20, 2018.
(288)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 82 to the Registration Statement on Form N-2, filed on June 21, 2018.
(289)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 83 to the Registration Statement on Form N-2, filed on June 28, 2018.
(290)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 84 to the Registration Statement on Form N-2, filed on July 2, 2018.
(291)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 85 to the Registration Statement on Form N-2, filed on July 6, 2018.
(292)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 86 to the Registration Statement on Form N-2, filed on July 12, 2018.
(293)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 87 to the Registration Statement on Form N-2, filed on July 19, 2018.

(294)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 88 to the Registration Statement on Form N-2, filed on July 26, 2018.
(295)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 89 to the Registration Statement on Form N-2, filed on August 2, 2018.
(296)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on August 6, 2018.
(297)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 90 to the Registration Statement on Form N-2, filed on August 9, 2018.
(298)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 91 to the Registration Statement on Form N-2, filed on August 16, 2018.
(299)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 92 to the Registration Statement on Form N-2, filed on August 23, 2018.
(300)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 93 to the Registration Statement on Form N-2, filed on August 30, 2018.
(301)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 95 to the Registration Statement on Form N-2, filed on September 13, 2018.
(302)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 96 to the Registration Statement on Form N-2, filed on September 20, 2018.
(303)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 97 to the Registration Statement on Form N-2, filed on September 27, 2018.
(304)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 98 to the Registration Statement on Form N-2, filed on October 1, 2018.
(305)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 99 to the Registration Statement on Form N-2, filed on October 4, 2018.
(306)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 100 to the Registration Statement on Form N-2, filed on October 12, 2018.
(307)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 101 to the Registration Statement on Form N-2, filed on October 18, 2018.
(308)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 102 to the Registration Statement on Form N-2, filed on October 25, 2018.
(309)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 103 to the Registration Statement on Form N-2, filed on November 1, 2018.
(310)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 8, 2018.
(311)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 23, 2018.
(312)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on November 29, 2018.
(313)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 6, 2018.
(314)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 13, 2018.
(315)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on December 20, 2018.
(316)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on December 28, 2018.
(317)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 4, 2019.
(318)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 10, 2019.
(319)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on January 17, 2019.
(320)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on January 25, 2019.
(321)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on January 31, 2019.
(322)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on February 7, 2019.
(323)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on February 20, 2019.

(324)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on February 22, 2019.
(325)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on February 28, 2019.
(326)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 1, 2019.
(327)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on March 7, 2019.
(328)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on March 14, 2019.
(329)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on March 21, 2019.
(330)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on March 28, 2019.
(331)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on April 4, 2019.
(332)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on April 11, 2019.
(333)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on April 18, 2019.
(334)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on April 25, 2019.
(335)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on May 2, 2019.
(336)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on May 9, 2019.
(337)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on May 17, 2019.
(338)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on May 23, 2019.
(339)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on May 31, 2019.
(340)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on June 6, 2019.
(341)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on June 13, 2019.
(342)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on June 20, 2019.
(343)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on June 27, 2019.
(344)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on July 5, 2019.
(345)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on July 11, 2019.
(346)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on July 18, 2019.
(347)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on July 25, 2019.
(348)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 1, 2019.
(349)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on August 8, 2019.
(350)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on August 15, 2019.
(351)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on August 22, 2019.
(352)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on August 29, 2019.
(353)	Incorporated by reference to Exhibit 14 of the Registrant’s Form 10-K/A, filed on October 20, 2016.
(354)	Incorporated by reference from the Registrant’s Proxy Statement, filed on September 18, 2018.

(355)	Incorporated by reference from the Registrant’s Form 8-K, filed on January 8, 2019.
(356)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 26, 2019.
(357)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on October 3, 2019.
(358)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on October 10, 2019.
(359)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on October 18, 2019.
(360)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on October 24, 2019.
(361)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on October 31, 2019.
(362)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on November 7, 2019.
(363)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on November 21, 2019.
(364)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on November 29, 2019.
(365)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on December 5, 2019.
(366)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on December 12, 2019.
(367)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on December 19, 2019.
(368)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on December 27, 2019.
(369)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on January 3, 2020.
(370)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on January 9, 2020.
(371)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on January 16, 2020.
(372)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on January 24, 2020.
(373)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on January 30, 2020.
(374)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on February 6, 2020.
(375)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on February 12, 2020.
(376)	Incorporated by reference from the Registrant's Registration Statement on Form N-2, filed on February 13, 2020.
(377)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on February 27, 2020.
(378)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on March 5, 2020.
(379)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 12, 2020.
(380)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on March 19, 2020.
(381)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on March 26, 2020.
(382)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on April 17, 2020.
(383)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on April 23, 2020.
(384)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on April 30, 2020.
(385)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on May 7, 2020.

(386)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on May 14, 2020.
(387)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on May 29, 2020.
(388)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on June 4, 2020.
(389)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on June 11, 2020.
(390)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on June 18, 2020.
(391)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on June 25, 2020.
(392)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on July 2, 2020.
(393)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on July 9, 2020.
(394)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on July 16, 2020.
(395)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on July 23, 2020.
(396)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on July 30, 2020.
(397)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on August 6, 2020.
(398)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on August 13, 2020.
(399)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on August 20, 2020.
(400)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on September 11, 2019.
(401)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on June 15, 2020.
(402)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on August 5, 2020.
(403)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on August 27, 2020.
(404)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on September 11, 2020.
(405)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on September 17, 2020.
(406)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on September 24, 2020.
(407)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on October 1, 2020.
(408)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on October 8, 2020.
(409)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on October 16, 2020.
(410)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on October 22, 2020.
(411)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on October 29, 2020.
(412)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on November 5, 2020.
(413)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on November 19, 2020.
(414)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on November 27, 2020.
(415)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on December 4, 2020.
(416)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on December 10, 2020.

(417)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on December 17, 2020.
(418)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on December 28, 2020.
(419)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on December 31, 2020.
(420)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on January 7, 2021.
(421)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on January 14, 2021.
(422)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on January 22, 2021.
(423)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on January 28, 2021.
(424)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on February 4, 2021.
(425)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on February 11, 2021.
(426)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on February 25, 2021.
(427)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on March 4, 2021.
(428)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on March 11, 2021.
(429)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on March 18, 2021.
(430)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on March 25, 2021.
(431)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 51 to the Registration Statement on Form N-2, filed on April 1, 2021.
(432)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 52 to the Registration Statement on Form N-2, filed on April 8, 2021.
(433)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 53 to the Registration Statement on Form N-2, filed on April 15, 2021.
(434)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 54 to the Registration Statement on Form N-2, filed on April 22, 2021.
(435)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 55 to the Registration Statement on Form N-2, filed on April 29, 2021.
(436)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 56 to the Registration Statement on Form N-2, filed on May 6, 2021.
(437)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 57 to the Registration Statement on Form N-2, filed on May 20, 2021.
(438)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 58 to the Registration Statement on Form N-2, filed on May 27, 2021.
(439)	Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K, filed on May 27, 2021.
(440)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 59 to the Registration Statement on Form N-2, filed on June 4, 2021.
(441)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 60 to the Registration Statement on Form N-2, filed on June 10, 2021.
(442)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 61 to the Registration Statement on Form N-2, filed on June 17, 2021.
(443)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 62 to the Registration Statement on Form N-2, filed on June 24, 2021.
(444)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 63 to the Registration Statement on Form N-2, filed on July 1, 2021.
(445)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 64 to the Registration Statement on Form N-2, filed on July 9, 2021.
(446)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 65 to the Registration Statement on Form N-2, filed on July 15, 2021.

(447)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 66 to the Registration Statement on Form N-2, filed on July 22, 2021.
(448)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 67 to the Registration Statement on Form N-2, filed on July 29, 2021.
(449)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 68 to the Registration Statement on Form N-2, filed on August 5, 2021.
(450)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 69 to the Registration Statement on Form N-2, filed on August 12, 2021.
(451)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 70 to the Registration Statement on Form N-2, filed on August 19, 2021.
(452)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 71 to the Registration Statement on Form N-2, filed on August 26, 2021.
(453)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 72 to the Registration Statement on Form N-2, filed on September 10, 2021.
(454)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 73 to the Registration Statement on Form N-2, filed on September 16, 2021.
(455)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 74 to the Registration Statement on Form N-2, filed on September 23, 2021.
(456)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 75 to the Registration Statement on Form N-2, filed on September 30, 2021.
(457)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 76 to the Registration Statement on Form N-2, filed on October 7, 2021.
(458)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 77 to the Registration Statement on Form N-2, filed on October 15, 2021.
(459)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 78 to the Registration Statement on Form N-2, filed on October 21, 2021.
(460)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 79 to the Registration Statement on Form N-2, filed on October 28, 2021.
(461)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 80 to the Registration Statement on Form N-2, filed on November 4, 2021.
(462)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 81 to the Registration Statement on Form N-2, filed on November 18, 2021.
(463)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 82 to the Registration Statement on Form N-2, filed on November 26, 2021.
(464)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 83 to the Registration Statement on Form N-2, filed on December 2, 2021.
(465)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 84 to the Registration Statement on Form N-2, filed on December 9, 2021.
(466)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 85 to the Registration Statement on Form N-2, filed on December 16, 2021.
(467)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 86 to the Registration Statement on Form N-2, filed on December 23, 2021.
(468)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 87 to the Registration Statement on Form N-2, filed on December 30, 2021.
(469)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 88 to the Registration Statement on Form N-2, filed on January 6, 2022.
(470)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 89 to the Registration Statement on Form N-2, filed on January 13, 2022.
(471)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 90 to the Registration Statement on Form N-2, filed on January 21, 2022.
(472)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 91 to the Registration Statement on Form N-2, filed on January 27, 2022.
(473)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 92 to the Registration Statement on Form N-2, filed on February 3, 2022.
(474)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 93 to the Registration Statement on Form N-2, filed on February 10, 2022.
(475)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 94 to the Registration Statement on Form N-2, filed on February 25, 2022.
(476)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 95 to the Registration Statement on Form N-2, filed on March 3, 2022.

(477)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 96 to the Registration Statement on Form N-2, filed on March 10, 2022.
(478)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 97 to the Registration Statement on Form N-2, filed on March 17, 2022.
(479)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 98 to the Registration Statement on Form N-2, filed on March 24, 2022.
(480)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 99 to the Registration Statement on Form N-2, filed on March 31, 2022.
(481)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 100 to the Registration Statement on Form N-2, filed on April 7, 2022.
(482)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 101 to the Registration Statement on Form N-2, filed on April 14, 2022.
(483)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 102 to the Registration Statement on Form N-2, filed on April 21, 2022.
(484)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 103 to the Registration Statement on Form N-2, filed on April 28, 2022.
(485)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 104 to the Registration Statement on Form N-2, filed on May 5, 2022.
(486)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 105 to the Registration Statement on Form N-2, filed on May 19, 2022.
(487)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 106 to the Registration Statement on Form N-2, filed on May 26, 2022.
(488)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 107 to the Registration Statement on Form N-2, filed on June 3, 2022.
(489)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 108 to the Registration Statement on Form N-2, filed on June 9, 2022.
(490)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 109 to the Registration Statement on Form N-2, filed on June 16, 2022.
(491)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 110 to the Registration Statement on Form N-2, filed on June 24, 2022.
(492)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 111 to the Registration Statement on Form N-2, filed on June 30, 2022.
(493)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 112 to the Registration Statement on Form N-2, filed on July 8, 2022.
(494)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 113 to the Registration Statement on Form N-2, filed on July 14, 2022.
(495)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 114 to the Registration Statement on Form N-2, filed on July 21, 2022.
(496)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 115 to the Registration Statement on Form N-2, filed on July 28, 2022.
(497)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 116 to the Registration Statement on Form N-2, filed on August 4, 2022.
(498)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 117 to the Registration Statement on Form N-2, filed on August 11, 2022.
(499)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on August 4, 2020.
(500)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on August 4, 2020.
(501)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on November 4, 2020.
(502)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on November 4, 2020.
(503)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on November 4, 2020.
(504)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on November 4, 2020.
(505)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on January 22, 2021.
(506)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on January 22, 2021.
(507)	Incorporated by reference to Exhibit 1.1 of the Registrant's Form 8-K, filed on February 25, 2021.
(508)	Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed on May 3, 2021.
(509)	Incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K, filed on May 26, 2021.
(510)	Incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K, filed on May 26, 2021.
(511)	Incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K, filed on July 19, 2021.

(512)	Incorporated by reference to Exhibit 3.2 of the Registrant's Form 8-K, filed on July 19, 2021.
(513)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(514)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on September 24, 2021.
(515)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on September 30, 2021.
(516)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(517)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(518)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(519)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on June 9, 2022.
(520)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on June 9, 2022.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 6, 2022.

PROSPECT CAPITAL CORPORATION

By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN F. BARRY III	/s/ ANDREW C. COOPER
John F. Barry III	Andrew C. Cooper
Chairman of the Board, Chief Executive Officer and Director	Director
September 6, 2022	September 6, 2022

/s/ KRISTIN L. VAN DASK	/s/ WILLIAM J. GREMP
Kristin L. Van Dask	William J. Gremp
Chief Financial Officer	Director
September 6, 2022	September 6, 2022

/s/ M. GRIER ELIASEK	/s/ EUGENE S. STARK
M. Grier Eliasek	Eugene S. Stark
President, Chief Operating Officer and Director	Director
September 6, 2022	September 6, 2022