Form 10-Q
period 2022-09-30
PROSPECT CAPITAL CORP
filed 2022-11-09
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of November 8, 2022, there were 397,622,474 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,”
“intend,” “estimate,” “anticipate,” “project,” “will,” “should,” “could,” “may,” “plan” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended June 30, 2022, and those described from time to time in reports that we have filed or in the future may file with the Securities and Exchange Commission.

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
•the impact of changes in the London Interbank Offered Rate (“LIBOR”), the cessation of publication of certain LIBOR rates as of September 30, 2022 and in the future and the new use of the Secured Overnight Financing Rate (“SOFR”) on our operating results;
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
•authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission, Internal Revenue Service, the NASDAQ Global Select Market, the New York Stock Exchange LLC, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business; and
•any of the other risks, uncertainties and other factors we identify herein or in our Annual Report on Form 10-K for the year ended June 30, 2022.

PART I
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	September 30, 2022	June 30, 2022

	(Unaudited)
Assets
Investments at fair value:
Control investments (amortized cost of $2,786,356 and $2,732,906, respectively)	$3,444,478	$3,438,317
Affiliate investments (amortized cost of $236,898 and $242,101, respectively)	317,275	393,264
Non-control/non-affiliate investments (amortized cost of $4,322,232 and $4,221,824, respectively)	3,820,912	3,770,929
Total investments at fair value (amortized cost of $7,345,486 and $7,196,831, respectively)(Note 3)	7,582,665	7,602,510
Cash	43,399	35,364
Receivables for:
Interest, net	18,781	12,925
Other	1,309	745
Deferred financing costs on Revolving Credit Facility (Note 4)	15,223	10,801
Prepaid expenses	839	1,078
Total Assets	7,662,216	7,663,423
Liabilities
Revolving Credit Facility (Notes 4 and 8)	799,851	839,464
Public Notes (less unamortized discount and debt issuance costs of $20,943 and $22,281, respectively) (Notes 6 and 8)	1,344,169	1,343,178
Prospect Capital InterNotes® (less unamortized debt issuance costs of $6,969 and $7,122, respectively) (Notes 7 and 8)	342,075	340,442
Convertible Notes (less unamortized debt issuance costs of $2,243 and $2,477, respectively) (Notes 5 and 8)	153,925	214,192
Due to Prospect Capital Management (Note 13)	59,947	58,100
Dividends payable	23,836	23,657
Interest payable	19,426	26,669
Accrued expenses	4,775	3,309
Due to broker	2,834	—
Due to Prospect Administration (Note 13)	2,469	2,281
Other liabilities	1,229	932
Total Liabilities	2,754,536	2,852,224
Commitments and Contingencies (Note 3)
Preferred Stock, par value $0.001 per share (227,900,000 shares of preferred stock authorized, with 60,000,000 as Series A1, 60,000,000 as Series M1, 60,000,000 as Series M2, 20,000,000 as Series AA1, 20,000,000 as Series MM1, 1,000,000 as Series A2, and 6,900,000 as Series A, each as of September 30, 2022 and June 30, 2022; 30,751,961 and 20,794,645 Series A1 shares issued and outstanding; 3,925,331 and 2,626,238 Series M1 shares issued and outstanding; 0 and 0 Series M2 shares issued and outstanding; 0 and 0 Series AA1 shares issued and outstanding; 0 and 0 Series MM1 shares issued and outstanding; 187,000 and 187,000 Series A2 shares issued and outstanding; and 6,000,000 and 6,000,000 Series A shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively) at carrying value plus cumulative accrued and unpaid dividends (Note 9)
	943,258	692,076
Net Assets Applicable to Common Shares	$3,964,422	$4,119,123
Components of Net Assets Applicable to Common Shares and Net Assets, respectively
Common stock, par value $0.001 per share (1,772,100,000 common shares authorized; 396,179,053 and 393,164,437 issued and outstanding, respectively) (Note 9)	396	393
Paid-in capital in excess of par (Note 9 and 12)	4,071,937	4,050,370
Total distributable (loss) earnings (Note 12)	(107,911)	68,360
Net Assets Applicable to Common Shares	$3,964,422	$4,119,123
Net Asset Value Per Common Share (Note 16)	$10.01	$10.48
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,
	2022	2021
Investment Income
Interest income:
Control investments	$62,263	$55,831
Affiliate investments	7,461	10,077
Non-control/non-affiliate investments	81,698	57,529
Structured credit securities	22,896	22,834
Total interest income	174,318	146,271
Dividend income:
Control investments	1,187	1,250
Affiliate investments	1,374	—
Non-control/non-affiliate investments	340	17
Total dividend income	2,901	1,267
Other income:
Control investments	20,665	17,032
Affiliate investments	133	3,816
Non-control/non-affiliate investments	4,657	1,088
Total other income (Note 10)	25,455	21,936
Total Investment Income	202,674	169,474
Operating Expenses
Base management fee (Note 13)	38,314	32,203
Income incentive fee (Note 13)	21,626	19,740
Interest and credit facility expenses	33,870	28,038
Allocation of overhead from Prospect Administration (Note 13)	3,099	4,526
Audit, compliance and tax related fees	2,301	617
Directors’ fees	131	116
Other general and administrative expenses	4,067	2,865
Total Operating Expenses	103,408	88,105
Net Investment Income	99,266	81,369
Net Realized and Net Change in Unrealized Gains (Losses) from Investments
Net realized (losses) gains
Control investments	(1,093)	3
Affiliate investments	—	—
Non-control/non-affiliate investments	(22,084)	(604)
Net realized (losses)	(23,177)	(601)
Net change in unrealized (losses) gains
Control investments	(47,289)	122,330
Affiliate investments	(70,786)	6,037
Non-control/non-affiliate investments	(50,425)	8,353
Net change in unrealized (losses) gains	(168,500)	136,720
Net Realized and Net Change in Unrealized (Losses) Gains from Investments	(191,677)	136,119
Net realized (losses) on extinguishment of debt	(28)	(5,357)
Net (Decrease) Increase in Net Assets Resulting from Operations	(92,439)	212,131
Preferred stock dividends	12,760	2,407
Net (Decrease) Increase in Net Assets Resulting from Operations applicable to Common Stockholders	$(105,199)	$209,724
Basic and diluted earnings per common share (Note 11)
Basic	$(0.27)	$0.54
Diluted	$(0.27)	$0.52
Weighted-average shares of common stock outstanding (Note 11)
Basic	394,337,440	388,886,142
Diluted	394,337,440	409,052,821

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS AND TEMPORARY EQUITY
(in thousands, except share data)
(Unaudited)

	Preferred Stock Classified as Temporary Equity		Common Stock
Three Months Ended September 30, 2022	Shares	Liquidation Value	Shares	Par	Paid-in capital in excess of par(1)	Distributable earnings (loss)(1)	Total Net Assets
Balance as of June 30, 2022(1)	29,607,882	$692,076	393,164,437	$393	$4,050,370	$68,360	$4,119,123
Net Decrease in Net Assets Resulting from Operations:
Net investment income						99,266	99,266
Net realized losses						(23,205)	(23,205)
Net change in unrealized losses						(168,500)	(168,500)
Distributions to Shareholders(1)
Distributions from earnings						(83,832)	(83,832)
Capital Transactions
Issuance of preferred stock	11,521,659	257,272
Shares issued through reinvestment of dividends	9,395	234	2,154,958	2	15,241		15,243
Conversion of preferred stock to common stock	(274,644)	(6,324)	859,358	1	6,323		6,324
Conversion of Convertible Notes to common stock			300		3		3
Total increase (decrease) for the three months ended September 30, 2022	11,256,410	251,182	3,014,616	3	21,567	(176,271)	(154,701)
Balance as of September 30, 2022	40,864,292	$943,258	396,179,053	$396	$4,071,937	$(107,911)	$3,964,422

	Preferred Stock Classified as Temporary Equity		Preferred Stock	Common Stock
Three Months Ended September 30, 2021	Shares	Carrying Value	Liquidation Value	Shares	Par	Paid-in capital in excess of par(1)	Distributable earnings (loss)(1)	Total Net Assets
Balance as of June 30, 2021	—	$—	$137,040	388,419,573	$388	$4,018,659	$(210,570)	$3,945,517
Net Increase in Net Assets Resulting from Operations:
Net investment income							81,369	81,369
Net realized losses							(5,958)	(5,958)
Net change in unrealized gains							136,720	136,720
Distributions to Shareholders(1)
Distributions from earnings							(68,755)	(68,755)
Return of capital to common stockholders(Note 12)						(3,695)		(3,695)
Capital Transactions
Transfer of preferred stock to temporary equity(2)	5,796,528	144,914	(144,914)					(144,914)
Issuance of Preferred Stock	8,805,451	220,136	7,866			(13,239)		(5,373)
Shares issued through reinvestment of dividends	1,642	41	8	1,079,168	2	8,288		8,298
Conversion of preferred stock to common stock	(2,150)	(54)		5,972		54		54
Total increase (decrease) for the three months ended September 30, 2021	14,601,471	365,037	(137,040)	1,085,140	2	(8,592)	143,376	(2,254)
Balance as of September 30, 2021(1)	14,601,471	$365,037	$—	389,504,713	$390	$4,010,067	$(67,194)	$3,943,263

(1) Certain reclassifications have been made in the presentation of prior year amounts since initial disclosure in our Quarterly Report on Form 10-Q for the period ended September 30, 2021 to conform to the presentation in our Annual Report on Form 10-K for the year ended June 30, 2022. In addition, we have not yet finalized return of capital estimates for the current period. See Note 2 and Note 12 within the accompanying notes to consolidated financial statements for further discussion.
(2) Preferred Stock issued prior to our 5.35% Series A Preferred Stock issuance transferred to temporary equity. Refer to Note 9 within the accompanying notes to the consolidated financial statements for further discussion.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Three Months Ended September 30,
	2022	2021
Operating Activities
Net (decrease) increase in net assets resulting from operations	$(92,439)	$212,131
Net realized losses on extinguishment of debt	28	5,357
Net realized losses on investments	23,177	601
Net change in unrealized losses (gains) on investments	168,500	(136,720)
Amortization of discounts (accretion of premiums), net	5,412	8,459
Accretion of original issue discount	767	573
Amortization of deferred financing costs	1,692	1,915
Payment-in-kind interest	(24,194)	(18,790)
Structuring fees	(4,225)	(11,360)
Change in operating assets and liabilities:
Payments for purchases of investments	(276,111)	(394,518)
Proceeds from sale of investments and collection of investment principal	127,286	323,399
Increase (decrease) in due to broker	2,834	(2,627)
Increase in due to Prospect Capital Management	1,847	3,338
Increase in interest receivable, net	(5,856)	(317)
Decrease in interest payable	(7,243)	(12,283)
Increase (decrease) in accrued expenses	1,466	(53)
Decrease in due from broker	—	12,551
Increase (Decrease) in other liabilities	297	(162)
Increase in other receivables	(564)	(44)
Increase in due from affiliate	—	(1)
Decrease in prepaid expenses	239	234
Increase (decrease) in due to Prospect Administration	188	(1,798)
Net Cash Used In Operating Activities	(76,899)	(10,115)
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	262,300	417,618
Principal payments under Revolving Credit Facility (Note 4)	(301,913)	(690,018)
Issuances of Public Notes, net of original issue discount (Note 6)	—	294,798
Redemptions of Public Notes (Note 6)	(341)	—
Redemptions of Convertible Notes, net (Note 5)	(60,501)	(51,872)
Issuances of Prospect Capital InterNotes® (Note 7)	2,624	87,657
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(1,144)	(214,204)
Financing costs paid and deferred	(5,187)	(6,047)
Proceeds from issuance of preferred stock, net of underwriting costs	261,625	216,123
Offering costs from issuance of preferred stock	(4,353)	(1,360)
Dividends paid and distributions to stockholders	(68,176)	(64,034)
Net Cash Provided by (Used in) Financing Activities	84,934	(11,339)
Net Increase (Decrease) in Cash	8,035	(21,454)
Cash at beginning of period	35,364	63,610
Cash at End of Period	$43,399	$42,156
Supplemental Disclosures
Cash paid for interest	$38,654	$37,833
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$15,477	$8,339
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2022 (Unaudited)
(in thousands, except share data)

							September 30, 2022 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(40)

CP Energy Services Inc. (20)	Energy Equipment & Services	First Lien Term Loan	10/1/2017	12.67% (3ML+ 9.00%)	1.00	4/4/2027	$48,046	$48,046	$48,046	1.2%	(10)(39)
		First Lien Term Loan	4/5/2022	12.67% (3ML+ 9.00%)	1.00	4/4/2027	6,173	6,173	6,173	0.2%	(10)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	11.12% (1ML+ 8.00%)	1.00	12/31/2025	27,347	27,347	27,347	0.7%	(10)(39)
		Series A Preferred Units to Spartan Energy Holdings, Inc. (10,000 shares)	9/25/2020	15.00%		N/A		26,193	13,431	0.3%	(16)
		Series B Convertible Preferred Stock (790 shares)	10/30/2015	16.00%		N/A		63,225	10,954	0.3%	(16)
		Common Stock (102,924 shares)	8/2/2013			N/A		86,240	—	—%	(16)
								257,224	105,951	2.7%
Credit Central Loan Company, LLC (21)	Consumer Finance	First Lien Term Loan	12/28/2012	5.00% plus 5.00% PIK	—	6/30/2025	67,549	65,804	67,457	1.8%	(14)(39)
		Class A Units (14,867,312 units)	12/28/2012			N/A		19,331	—	—%	(14)(16)
		Preferred Class P Shares (9,980,481 units)	7/1/2022	12.75%		N/A		9,980	—	—%	(14)(16)
		Net Revenues Interest (25% of Net Revenues)	1/28/2015			N/A		—	—	—%	(14)(16)
								95,115	67,457	1.8%
Echelon Transportation, LLC	Aerospace & Defense	First Lien Term Loan	3/31/2014	6.37% (1ML+ 4.00%)	2.00	3/31/2024	54,797	54,797	54,797	1.4%	(10)
		Membership Interest(100%)	3/31/2014			N/A		22,738	—	—%	(16)
		Preferred Units(32,842,586 shares)	1/31/2022			N/A		32,843	7,225	0.2%	(16)
								110,378	62,022	1.6%
First Tower Finance Company LLC (23)	Consumer Finance	First Lien Term Loan to First Tower, LLC	6/24/2014	10.00% plus 12.00% PIK	—	2/18/2025	365,802	365,802	365,802	9.3%	(14)(39)
		Class A Units (95,709,910 units)	6/14/2012			N/A		31,146	239,480	6.0%	(14)(16)
								396,948	605,282	15.3%
Freedom Marine Solutions, LLC (24)	Energy Equipment & Services	Membership Interest (100%)	11/9/2006			N/A		45,492	13,312	0.3%	(16)
								45,492	13,312	0.3%
InterDent, Inc.	Health Care Providers & Services	First Lien Term Loan A/B	8/1/2018	17.77% (1ML+ 14.65%)	2.00	9/5/2025	14,249	14,249	14,249	0.4%	(3) (10)
		First Lien Term Loan A	8/3/2012	8.62% (1ML+ 5.50%)	1.00	9/5/2025	96,773	96,773	96,773	2.4%	(3) (10)
		First Lien Term Loan B	8/3/2012	12.00% PIK	—	9/5/2025	167,407	167,407	167,407	4.2%	(39)
		Common Stock(99,900 shares)	5/3/2019			N/A		45,118	129,105	3.3%	(16)
								323,547	407,534	10.3%
Kickapoo Ranch Pet Resort	Diversified Consumer Services	Membership Interest (100%)	8/26/2019			N/A		2,378	3,833	0.1%
								2,378	3,833	0.1%
MITY, Inc. (25)	Commercial Services & Supplies	First Lien Term Loan A	9/19/2013	10.67% (3ML+ 7.00%)	3.00	4/30/2025	31,944	31,944	31,944	0.8%	(10)
		First Lien Term Loan B	6/23/2014	10.67% (3ML+ 7.00%) plus 10.00% PIK	3.00	4/30/2025	18,404	18,404	18,404	0.5%	(10)(39)
		Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%	—	1/1/2028	7,200	7,200	7,200	0.2%	(14)
		Common Stock (42,053 shares)	9/19/2013			N/A		27,349	280	—%	(16)
								84,897	57,828	1.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2022 (Unaudited)
(in thousands, except share data)

							September 30, 2022 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(40)

National Property REIT Corp. (26)	Equity Real Estate Investment Trusts (REITs) / Online Lending / Structured Finance	First Lien Term Loan A	12/31/2018	5.11% (3ML+ 1.44%) plus 3.53% PIK	3.00	12/31/2023	$468,161	$468,161	$468,161	11.8%	(10)(39)
		First Lien Term Loan B	12/31/2018	5.67% (3ML+ 2.00%) plus 5.50% PIK	3.00	12/31/2023	25,080	25,080	25,058	0.6%	(10)(39)
		First Lien Term Loan C	10/31/2019	13.67%(3ML+ 10.00%%) plus 2.25% PIK	1.00	12/31/2023	196,200	196,200	194,510	4.9%	(10)(39)
		First Lien Term Loan D	6/19/2020	4.17% (3ML+ 0.50%) plus 2.50% PIK	3.00	12/31/2023	183,425	183,425	183,425	4.6%	(10)(39)
		Residual Profit Interest	12/31/2018			N/A		—	60,697	1.5%	(35)
		Common Stock (3,334,895 shares)	12/31/2013			N/A		15,430	700,447	17.8%	(16)(45)
								888,296	1,632,298	41.2%
Nationwide Loan Company LLC (27)	Consumer Finance	First Lien Term Loan	6/18/2014	10.00% plus 10.00% PIK	—	6/18/2023	20,782	20,782	20,782	0.5%	(14)(39)
		Class A Units (38,550,460 units)	1/31/2013			N/A		20,846	28,569	0.7%	(14)
								41,628	49,351	1.2%
NMMB, Inc. (28)	Media	First Lien Term Loan	12/30/2019	12.17% (3ML+ 8.50%)	2.00	3/31/2027	29,723	29,723	29,723	0.7%	(3) (10)
		Common Stock (21,418 shares)	12/30/2019			N/A		—	84,971	2.1%
								29,723	114,694	2.8%
Pacific World Corporation (36)	Personal Products	First Lien Revolving Line of Credit - $26,000 Commitment	9/26/2014	10.37% PIK (1ML+ 7.25%)	1.00	9/26/2025	27,897	27,897	27,897	0.7%	(10)(15)(39)
		First Lien Term Loan A	12/31/2014	8.37% PIK (1ML+ 5.25%)	1.00	9/26/2025	45,207	45,207	37,439	0.9%	(10)(39)
		Convertible Preferred Equity (323,235 shares)	6/15/2018	6.50% PIK		N/A		189,295	—	—%	(16)
		Common Stock (6,778,414 shares)	9/29/2017			N/A		—	—	—%	(16)
								262,399	65,336	1.6%
R-V Industries, Inc.	Machinery	First Lien Term Loan	12/15/2020	12.67% (3ML+ 9.00%)	1.00	12/15/2028	33,622	33,622	33,622	0.8%	(3) (10)
		Common Stock (745,107 shares)	6/26/2007			N/A		6,866	22,496	0.6%
								40,488	56,118	1.4%
Universal Turbine Parts, LLC (34)	Trading Companies & Distributors	First Lien Delayed Draw Term Loan - $6,965 Commitment	2/28/2019	10.87% (1ML+ 7.75%)	2.50	4/5/2024	3,133	3,133	3,133	0.1%	(10)(15)
		First Lien Term Loan A	7/22/2016	9.42% (3ML+ 5.75%)	1.00	4/5/2024	29,575	29,575	29,575	0.7%	(10)
		Preferred Units (55,383,218 units)	3/31/2021			N/A		32,500	3,406	0.1%	(16)
		Common Stock (10,000 units)	12/10/2018			N/A		—	—	—%	(16)
								65,208	36,114	0.9%
USES Corp. (30)	Commercial Services & Supplies	First Lien Term Loan A	3/31/2014	9.00% PIK	—	7/29/2024	61,761	30,651	17,555	0.4%	(9)
		First Lien Term Loan B	3/31/2014	15.50% PIK	—	7/29/2024	94,211	35,567	—	—%	(9)
		First Lien Term Loan	12/30/2020	12.12% (1ML+ 9.00%)	1.00	7/29/2024	2,000	2,000	2,000	0.1%	(10)
		First Lien Equipment Term Loan	8/3/2022	12.12% (1ML+ 9.00%)	1.00	7/29/2024	6,114	6,114	6,114	0.2%	(10) (39)
		Common Stock (268,962 shares)	6/15/2016			N/A		—	—	—%	(16)
								74,332	25,669	0.7%
Valley Electric Company, Inc. (31)	Construction & Engineering	First Lien Term Loan to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	8.67% (3ML+ 5.00%) plus 2.50% PIK	3.00	12/31/2024	10,452	10,452	10,452	0.3%	(3) (10)(39)
		First Lien Term Loan	6/24/2014	8.00% plus 10.00% PIK	—	6/23/2024	33,301	33,301	33,301	0.8%	(3) (39)
		First Lien Term Loan B	3/28/2022	8.00% plus 4.50% PIK	—	6/23/2024	13,000	13,000	13,000	0.3%	(3) (39)
		Consolidated Revenue Interest(2.00%)	6/22/2018			N/A		—	1,555	—%	(12)
		Common Stock (50,000 shares)	12/31/2012			N/A		11,550	83,371	2.1%
								68,303	141,679	3.5%
Total Control Investments (Level 3)								$2,786,356	$3,444,478	86.9%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2022 (Unaudited)
(in thousands, except share data)

							September 30, 2022 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Affiliate Investments (5.00% to 24.99% voting control)(41)

Nixon, Inc. (32)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)	5/12/2017			N/A		$—	$—	—%	(16)
								—	—	—%
PGX Holdings, Inc. (6)	Diversified Consumer Services	First Lien Term Loan	7/21/2021	11.56% (3M SOFR+ 7.75%)	1.50	7/21/2026	70,639	70,639	69,029	1.8%	(3)(8)(10)
		Second Lien Term Loan	7/21/2021	14.82% (1ML+ 11.75%)	1.50	7/27/2027	153,931	153,931	151,818	3.8%	(3) (10)
		Common Stock(40,780,359 shares)	5/27/2020			N/A		—	66,904	1.7%	(16)
								224,570	287,751	7.3%
RGIS Services, LLC	Commercial Services & Supplies	Membership Interest (5.27%)	6/25/2020			N/A		9,523	9,755	0.2%
								9,523	9,755	0.2%
Targus Cayman HoldCo Limited (33)	Textiles, Apparel & Luxury Goods	Common Stock (7,383,395 shares)	2/12/2016			N/A		2,805	19,769	0.5%	(16)
								2,805	19,769	0.5%
Total Affiliate Investments (Level 3)								$236,898	$317,275	8.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2022 (Unaudited)
(in thousands, except share data)

							September 30, 2022 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan	9/21/2018	10.87% (1ML+ 7.75%)	—	10/1/2026	$32,133	$31,976	$27,032	0.7%	(8)(10)
								31,976	27,032	0.7%
ABG Intermediate Holdings 2 LLC	Textiles, Apparel & Luxury Goods	Second Lien Term Loan	12/20/2021	9.13% (1M SOFR+ 6.00%)	0.50	12/20/2029	9,000	8,939	8,734	0.2%	(3)(8)(10)
								8,939	8,734	0.2%
Apidos CLO XI	Structured Finance	Subordinated Structured Note	12/6/2012	Residual Interest, current yield 13.14%	—	4/17/2034	67,782	37,499	28,094	0.7%	(5) (14)
								37,499	28,094	0.7%
Apidos CLO XII	Structured Finance	Subordinated Structured Note	3/15/2013	Residual Interest, current yield 11.30%	—	4/15/2031	52,203	33,248	28,778	0.7%	(5) (14)
								33,248	28,778	0.7%
Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	Residual Interest, current yield 11.24%	—	4/21/2031	48,515	34,512	28,534	0.7%	(5) (14)
								34,512	28,534	0.7%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	Residual Interest, current yield 14.83%	—	4/21/2031	35,855	28,543	25,308	0.6%	(5) (14)
								28,543	25,308	0.6%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	First Lien Revolving Line of Credit - $3,000 Commitment	2/21/2013	12.42% (3ML+ 8.75%)	2.00	4/22/2024	—	—	—	—%	(10)(15)
		First Lien Term Loan	2/21/2013	12.42% (3ML+ 8.75%)	2.00	4/22/2024	61,611	61,611	61,611	1.6%	(3) (10)
								61,611	61,611	1.6%
Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.)	Communications Equipment	First Lien Term Loan	8/2/2019	8.17% (3ML+ 4.50%)	1.00	11/1/2024	9,670	9,214	8,743	0.2%	(3)(8)(10)(47)
		Second Lien Term Loan	6/20/2017	11.06% (3ML+ 8.25%)	1.00	11/1/2025	50,662	50,585	47,864	1.2%	(3)(8)(10)
								59,799	56,607	1.4%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	Residual Interest, current yield —%	—	7/20/2029	83,097	35,128	23,228	0.6%	(5) (14)(17)
								35,128	23,228	0.6%
Barracuda Parent, LLC	IT Services	Second Lien Term Loan	8/15/2022	9.85% (1M SOFR+ 7.00%)	0.50	8/15/2030	20,000	19,413	19,321	0.5%	(8)(10)
								19,413	19,321	0.5%
BCPE North Star US Holdco 2, Inc.	Food Products	Second Lien Delayed Draw Term Loan - $5,185 Commitment	6/7/2021	10.92% (3ML+ 7.25%)	0.75	6/10/2023	—	—	—	—%	(8)(10)(15)
		Second Lien Term Loan	6/7/2021	10.92% (3ML+ 7.25%)	0.75	6/11/2029	94,815	94,135	93,668	2.4%	(3)(8)(10)
								94,135	93,668	2.4%
BCPE Osprey Buyer, Inc.	Health Care Technology	First Lien Revolving Line of Credit - $4,239 Commitment	10/18/2021	8.71% (3ML+ 5.75%)	0.75	8/21/2026	—	—	—	—%	(8)(10)(15)
		Second Lien Delayed Draw Term Loan -$22,609 Commitment	10/18/2021	8.71% (3ML+ 5.75%)	0.75	8/23/2028	—	—	—	—%	(8)(10)(15)
		First Lien Term Loan	10/18/2021	8.71% (3ML+ 5.75%)	0.75	8/23/2028	64,513	64,513	63,927	1.6%	(8)(10)
								64,513	63,927	1.6%
Belnick, LLC	Household Durables	First Lien Term Loan	1/20/2022	11.17% (3ML+ 7.50%)	1.00	1/20/2027	90,828	90,828	90,828	2.3%	(3) (10)
								90,828	90,828	2.3%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	First Lien Term Loan	12/4/2017	9.60% (6ML+ 6.00%)	1.00	12/4/2025	165,628	165,628	165,628	4.2%	(3) (10)
								165,628	165,628	4.2%
Burgess Point Purchaser Corporation	Auto Components	Second Lien Term Loan	7/25/2022	12.16% (1M SOFR+ 9.00%)	0.75	7/25/2030	30,000	30,000	30,000	0.8%	(8)(10)
								30,000	30,000	0.8%
California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note	4/19/2012	Residual Interest, current yield 11.45%	—	7/16/2032	58,914	42,483	29,652	0.7%	(5) (14)
								42,483	29,652	0.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2022 (Unaudited)
(in thousands, except share data)

							September 30, 2022 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Candle-Lite Company, LLC	Household Products	First Lien Term Loan A	1/23/2018	8.57% (3ML+ 5.50%)	1.25	4/30/2023	$9,925	$9,925	$9,925	0.3%	(3) (10)
		First Lien Term Loan B	1/23/2018	12.57% (3ML+ 9.50%)	1.25	4/30/2023	10,949	10,949	10,949	0.3%	(3) (10)
								20,874	20,874	0.6%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan	11/12/2020	11.87% (1ML+ 8.75%)	1.00	11/13/2028	8,500	8,256	8,500	0.2%	(3)(8)(10)
								8,256	8,500	0.2%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 15.55%	—	4/30/2031	24,870	14,762	13,200	0.3%	(5) (14)
								14,762	13,200	0.3%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note	4/7/2017	Residual Interest, current yield 12.39%	—	7/15/2030	25,533	18,152	15,133	0.4%	(5) (14)
								18,152	15,133	0.4%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	8/9/2016	Residual Interest, current yield 12.23%	—	7/20/2034	32,200	29,900	25,644	0.6%	(5) (14)
								29,900	25,644	0.6%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield —%	—	7/29/2030	49,552	32,922	24,685	0.6%	(5) (14)(17)
								32,922	24,685	0.6%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note	8/2/2013	Residual Interest, current yield 13.47%	—	4/24/2031	44,100	26,547	20,365	0.5%	(5) (14)
								26,547	20,365	0.5%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note	10/22/2013	Residual Interest, current yield 15.39%	—	4/28/2031	45,500	30,742	27,694	0.7%	(5) (14)
								30,742	27,694	0.7%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note	8/5/2014	Residual Interest, current yield 16.50%	—	10/17/2030	50,143	32,606	25,895	0.7%	(5) (14)
								32,606	25,895	0.7%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note	12/9/2016	Residual Interest, current yield 17.06%	—	10/21/2031	34,000	30,692	28,660	0.7%	(5) (14)
								30,692	28,660	0.7%
Collections Acquisition Company, Inc.	Diversified Financial Services	First Lien Term Loan	12/3/2019	11.82% (3ML+ 8.15%)	2.50	6/3/2024	36,816	36,816	36,816	0.9%	(3) (10)
								36,816	36,816	0.9%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note	12/18/2013	Residual Interest, current yield 15.79%	—	10/25/2028	48,977	30,453	26,421	0.7%	(5) (14)
								30,453	26,421	0.7%
CP IRIS Holdco I, Inc. (48)	Building Products	Second Lien Term Loan	10/1/2021	10.12% (1ML+ 7.00%)	0.50	10/1/2029	35,000	35,000	34,669	0.9%	(3)(8)(10)
								35,000	34,669	0.9%
Curo Group Holdings Corp.	Consumer Finance	First Lien Term Loan	7/30/2021	7.50%	—	8/1/2028	47,000	47,028	26,681	0.7%	(8)(14)(47)
								47,028	26,681	0.7%
DRI Holding Inc.	Commercial Services & Supplies	First Lien Term Loan	12/21/2021	8.37% (1ML+ 5.25%)	0.50	12/21/2028	34,161	32,889	33,393	0.8%	(3)(8)(10)
		Second Lien Term Loan	12/21/2021	11.12% (1ML+ 8.00%)	0.50	12/21/2029	145,000	145,000	141,738	3.6%	(10)
								177,889	175,131	4.4%
DTI Holdco, Inc.	Professional Services	First Lien Term Loan	4/26/2022	7.33%(1M SOFR+ 4.75%)	0.75	4/26/2029	18,500	18,152	18,089	0.5%	(8)(10)
		Second Lien Term Loan	4/26/2022	10.33% (1M SOFR+ 7.75%)	0.75	4/26/2030	75,000	75,000	74,063	1.9%	(8)(10)
								93,152	92,152	2.4%
Easy Gardener Products, Inc.	Household Durables	Class A Units of EZG Holdings, LLC (200 units)	6/11/2020		—	N/A	—	313	—	—%	(16)
		Class B Units of EZG Holdings, LLC(12,525 units)	6/11/2020		—	N/A	—	1,688	—	—%	(16)
								2,001	—	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2022 (Unaudited)
(in thousands, except share data)

							September 30, 2022 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Engine Group, Inc. (7)	Media	First Lien Term Loan	11/17/2020	7.56% (3ML+ 4.75%)	1.00	11/17/2023	$3,551	$3,551	$3,327	0.1%	(8)(10)
		Class B Common Units(1,039,554 units)	11/17/2020		—	N/A	—	26,991	87	—%	(8)(16)
								30,542	3,414	0.1%
Engineered Machinery Holdings, Inc.	Machinery	Incremental Amendment No. 2 Second Lien Term Loan	5/6/2021	10.17% (3ML+ 6.50%)	0.75	7/18/2025	5,000	4,983	4,934	0.1%	(3)(8)(10)
		Incremental Amendment No. 3 Second Lien Term Loan	8/6/2021	9.67% (3ML+ 6.00%)	0.75	5/21/2029	5,000	5,000	4,815	0.1%	(3)(8)(10)
								9,983	9,749	0.2%
Enseo Acquisition, Inc.	IT Services	First Lien Term Loan	6/2/2021	11.67% (3ML+ 8.00%)	1.00	6/2/2026	54,313	54,313	54,313	1.4%	(3) (10)
								54,313	54,313	1.4%
Eze Castle Integration, Inc.	IT Services	First Lien Delayed Draw Term Loan - $1,786 Commitment	7/15/2020	11.24% (3ML+ 8.50%)	1.50	7/15/2025	—	—	—	—%	(10)(15)
		First Lien Term Loan	7/15/2020	11.24% (3ML+ 8.50%)	1.50	7/15/2025	46,620	46,620	46,620	1.2%	(3) (10)
								46,620	46,620	1.2%
First Brands Group	Auto Components	First Lien Term Loan	3/24/2021	8.37% (6M SOFR+ 5.00%)	1.00	3/30/2027	22,468	22,348	22,251	0.6%	(3)(8)
		Second Lien Term Loan	3/24/2021	11.87% (3ML+ 8.50%)	1.00	3/30/2028	37,000	36,546	37,000	0.9%	(3)(8)(10)
								58,894	59,251	1.5%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 13.31%	—	10/15/2030	50,525	33,614	26,395	0.6%	(5) (14)
								33,614	26,395	0.6%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 14.95%	—	5/16/2031	24,575	16,051	11,970	0.3%	(5) (14)
								16,051	11,970	0.3%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 11.05%	—	7/15/2031	39,905	26,835	17,819	0.4%	(5) (14)
								26,835	17,819	0.4%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Structured Finance	Subordinated Structured Note	8/7/2012	Residual Interest, current yield —%	—	8/15/2023	23,188	3,704	6	—%	(5) (14)(17)
								3,704	6	—%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Structured Finance	Subordinated Structured Note	3/8/2013	Residual Interest, current yield —%	—	4/15/2025	40,400	19,983	18	—%	(5) (14)(17)
								19,983	18	—%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Structured Finance	Subordinated Structured Note	2/7/2014	Residual Interest, current yield —%	—	4/20/2026	24,500	11,822	34	—%	(5) (14)(17)
								11,822	34	—%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield —%	—	4/28/2025	41,164	21,321	44	—%	(5) (14)(17)
								21,321	44	—%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield —%	—	10/18/2027	39,598	29,556	203	—%	(5) (14)(17)
								29,556	203	—%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 1.80%	—	7/18/2031	19,025	13,083	6,650	0.2%	(5) (14)
								13,083	6,650	0.2%
Help/Systems Holdings, Inc.	Software	Second Lien Term Loan	11/14/2019	9.88% (3M SOFR+ 6.75%)	0.75	11/19/2027	52,500	52,309	50,013	1.3%	(3)(8)(10)
								52,309	50,013	1.3%
Interventional Management Services, LLC	Health Care Providers & Services	First Lien Revolving Line of Credit - $5,000 Commitment	2/22/2021	12.67% (3ML+ 9.00%)	1.00	2/22/2025	5,000	5,000	4,877	0.1%	(10)(15)
		First Lien Term Loan	2/22/2021	12.67% (3ML+ 9.00%)	1.00	2/20/2026	68,033	68,033	66,362	1.7%	(3) (10)
								73,033	71,239	1.8%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	6/26/2015	Residual Interest, current yield 7.55%	—	10/20/2031	23,594	17,935	12,734	0.3%	(5) (14)
								17,935	12,734	0.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2022 (Unaudited)
(in thousands, except share data)

							September 30, 2022 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

K&N Parent, Inc.	Auto Components	Second Lien Term Loan	10/19/2016	11.87% (3ML+ 8.75%)	1.00	10/21/2024	$25,887	$25,718	$14,075	0.4%	(8)(10)
								25,718	14,075	0.4%
KM2 Solutions LLC	IT Services	First Lien Term Loan	12/17/2020	11.67% (3ML+ 8.00%)	1.00	12/17/2025	23,863	23,863	23,863	0.6%	(3) (10)
								23,863	23,863	0.6%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 8.37%	—	7/21/2031	49,934	25,270	18,664	0.5%	(5) (14)
								25,270	18,664	0.5%
LGC US FINCO, LLC	Machinery	First Lien Term Loan	1/17/2020	9.62% (1ML+ 6.50%)	1.00	12/20/2025	30,476	29,934	28,898	0.7%	(3)(8)(10)
								29,934	28,898	0.7%
Magnate Worldwide, LLC	Air Freight & Logistics	First Lien Delayed Draw Term Loan - $2,357 Commitment	3/11/2022	9.17% (3ML+ 5.50%)	0.75	12/30/2028	—	—	—	—%	(8)(10)(15)
		First Lien Term Loan	3/11/2022	9.17% (3ML+ 5.50%)	0.75	12/30/2028	30,490	30,490	30,490	0.8%	(3)(8)(10)
		Second Lien Term Loan	12/30/2021	12.17% (3ML+ 8.50%)	0.75	12/30/2029	95,000	95,000	95,000	2.4%	(3)(8)(10)
								125,490	125,490	3.2%
Mamba Purchaser, Inc.	Health Care Providers & Services	Second Lien Term Loan	9/29/2021	9.55% (1ML+ 6.50%)	0.50	10/14/2029	23,000	22,846	23,000	0.6%	(3)(8)(10)
								22,846	23,000	0.6%
Medical Solutions Holdings, Inc. (4)	Health Care Providers & Services	Second Lien Term Loan	11/1/2021	9.88% (6ML+ 7.00%)	0.50	11/1/2029	54,463	54,423	54,463	1.4%	(3)(8)(10)
								54,423	54,463	1.4%
Medusind Acquisition, Inc. (19)	Health Care Providers & Services	First Lien Term Loan	9/30/2019	10.19% (3ML+ 6.50%)	1.00	4/8/2024	23,447	23,320	23,447	0.6%	(3) (10)
								23,320	23,447	0.6%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note	4/17/2013	Residual Interest, current yield —%	—	10/15/2030	43,650	24,503	14,982	0.4%	(5) (14)(17)
								24,503	14,982	0.4%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 9.86%	—	7/15/2031	47,830	24,657	21,417	0.5%	(5) (14)
								24,657	21,417	0.5%
Nexus Buyer LLC	Capital Markets	Second Lien Term Loan	11/5/2021	9.37% (1ML+ 6.25%)	0.50	11/5/2029	42,500	42,500	41,640	1.1%	(8)(10)
								42,500	41,640	1.1%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 9.28%	—	7/19/2030	42,064	29,058	24,383	0.6%	(5) (14)
								29,058	24,383	0.6%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note	8/12/2015	Residual Interest, current yield 15.18%	—	4/16/2031	46,016	21,735	17,476	0.4%	(5) (14)
								21,735	17,476	0.4%
OneTouchPoint Corp	Professional Services	First Lien Term Loan	2/19/2021	11.67% (3ML+ 8.00%)	1.00	2/19/2026	39,285	39,285	39,285	1.0%	(3) (10)
								39,285	39,285	1.0%
PeopleConnect Holdings, LLC (11)	Interactive Media & Services	First Lien Term Loan	1/22/2020	11.92% (3ML+ 8.25%)	1.75	1/22/2025	226,054	226,054	226,054	5.7%	(3) (10)
								226,054	226,054	5.7%
PetVet Care Centers, LLC (f/k/a Pearl Intermediate Parent LLC)	Health Care Providers & Services	Second Lien Term Loan	2/1/2018	9.37% (1ML+ 6.25%)	—	2/15/2026	16,000	15,945	15,560	0.4%	(3)(8)(10)
								15,945	15,560	0.4%
PlayPower, Inc.	Leisure Products	First Lien Term Loan	5/7/2019	9.17% (3ML+ 5.50%)	—	5/10/2026	5,824	5,791	5,446	0.1%	(3)(8)(10)
								5,791	5,446	0.1%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2022 (Unaudited)
(in thousands, except share data)

							September 30, 2022 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Precisely Software Incorporated (f/k/a Vision Solutions, Inc.) (29)	IT Services	Second Lien Term Loan	4/23/2021	10.03% (3ML+ 7.25%)	0.75	4/23/2029	$80,000	$79,245	$76,383	1.9%	(3)(8)(10)
								79,245	76,383	1.9%
Preventics, Inc. (d/b/a Legere Pharmaceuticals) (46)	Health Care Providers & Services	First Lien Term Loan	11/12/2021	14.17% (3ML+ 10.50%)	1.00	11/12/2026	9,219	9,219	9,219	0.2%	(3) (10)
		Series A Convertible Preferred Stock (320 units)	11/12/2021	8.00%	—	N/A	—	127	127	—%	(16)
		Series C Convertible Preferred Stock (3,575 units)	11/12/2021	8.00%	—	N/A	—	1,419	1,415	—%	(16)
								10,765	10,761	0.2%
Raisin Acquisition Co, Inc.	Pharmaceuticals	First Lien Revolving Line of Credit	6/17/2022	10.44% (3ML+ 7.00%)	1.00	12/13/2026	—	—	—	—%	(10)(15)
		First Lien Delayed Draw Term Loan	6/17/2022	10.81% (3ML+ 7.00%)	1.00	12/13/2026	1,546	1,507	1,519	—%	(10)(15)
		First Lien Term Loan	6/17/2022	10.44% (3ML+ 7.00%)	1.00	12/13/2026	24,738	24,029	24,310	0.6%	(3) (10)
								25,536	25,829	0.6%
RC Buyer, Inc.	Auto Components	Second Lien Term Loan	7/26/2021	10.17% (3ML+ 6.50%)	0.75	7/30/2029	20,000	19,915	19,435	0.5%	(3)(8)(10)
								19,915	19,435	0.5%
Reception Purchaser, LLC	Air Freight & Logistics	First Lien Term Loan	4/28/2022	9.13% (3M SOFR+ 6.00%)	0.75	3/24/2028	63,207	62,130	62,488	1.6%	(3)(8)(10)
								62,130	62,488	1.6%
Redstone Holdco 2 LP (22)	IT Services	Second Lien Term Loan	4/16/2021	10.52% (3ML+ 7.75%)	0.75	4/27/2029	50,000	49,267	42,547	1.1%	(3)(8)(10)
								49,267	42,547	1.1%
Research Now Group, Inc. & Survey Sampling International LLC	Professional Services	First Lien Term Loan	12/8/2017	8.84% (6ML+ 5.50%)	1.00	12/20/2024	9,525	9,348	8,734	0.2%	(3)(8)(10)(47)
		Second Lien Term Loan	12/8/2017	12.84% (6ML+ 9.50%)	1.00	12/20/2025	50,000	48,606	45,500	1.1%	(3)(8)(10)
								57,954	54,234	1.3%
Rising Tide Holdings, Inc.	Diversified Consumer Services	Second Lien Term Loan	5/26/2021	11.37% (1ML+ 8.25%)	0.75	6/1/2029	23,000	22,713	19,717	0.5%	(3)(8)(10)
								22,713	19,717	0.5%
The RK Logistics Group, Inc.	Commercial Services & Supplies	First Lien Term Loan	3/24/2022	14.17% (3ML+ 10.50%)	1.00	3/24/2027	6,122	6,122	6,122	0.2%	(3)(10)
		Class A Common Units (263,000 units)	3/24/2022		—	N/A	—	263	—	—%	(16)
		Class B Common Units(1,237,000 units)	3/24/2022		—	N/A	—	1,237	10,145	0.3%	(16)
								7,622	16,267	0.5%
RME Group Holding Company	Media	First Lien Term Loan A	5/4/2017	9.17% (3ML+ 5.50%)	1.00	5/6/2024	25,800	25,800	25,800	0.7%	(3) (10)
		First Lien Term Loan B	5/4/2017	14.67% (3ML+ 11.00%)	1.00	5/6/2024	21,747	21,747	21,747	0.5%	(3) (10)
								47,547	47,547	1.2%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note	4/11/2014	Residual Interest, current yield 8.50%	—	4/21/2031	27,725	20,019	14,339	0.4%	(5) (14)
								20,019	14,339	0.4%
Rosa Mexicano	Hotels, Restaurants & Leisure	First Lien Revolving Line of Credit - $500 Commitment	3/29/2018	11.17% (3ML+ 7.50%)	1.25	5/29/2024	338	338	325	—%	(10)(15)
		First Lien Term Loan	3/29/2018	11.17% (3ML+ 7.50%)	1.25	5/29/2024	22,789	22,789	21,909	0.6%	(10)
								23,127	22,234	0.6%
SEOTownCenter, Inc.	IT Services	First Lien Term Loan	1/31/2022	11.67% (3ML+ 8.00%)	1.00	1/31/2027	51,610	51,610	51,610	1.3%	(3) (10)
								51,610	51,610	1.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2022 (Unaudited)
(in thousands, except share data)

							September 30, 2022 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Shearer’s Foods, LLC	Food Products	Second Lien Term Loan	9/15/2020	10.87% (1ML+ 7.75%)	1.00	9/23/2028	$5,000	$4,925	$5,000	0.1%	(3)(8)(10)
								4,925	5,000	0.1%
ShiftKey, LLC	Health Care Technology	First Lien Term Loan	6/21/2022	7.96% (3M SOFR+ 5.75%)	1.00	6/21/2027	65,000	64,460	65,000	1.6%	(3) (10)
								64,460	65,000	1.6%
Shutterfly, LLC	Internet & Direct Marketing Retail	2021 Refinancing First Lien Term Loan B	7/1/2021	8.67% (3ML+ 5.00%)	0.75	9/25/2026	20,295	20,217	16,946	0.4%	(3)(8)(10)
								20,217	16,946	0.4%
Sorenson Communications, LLC	Diversified Telecommunication Services	First Lien Term Loan	3/12/2021	9.17% (3ML+ 5.50%)	0.75	3/17/2026	35,194	34,776	34,782	0.9%	(3)(8)(10)
								34,776	34,782	0.9%
Southern Veterinary Partners	Health Care Providers & Services	Second Lien Term Loan	10/2/2020	10.87% (1ML+ 7.75%)	1.00	10/5/2028	8,000	7,939	7,824	0.2%	(3)(8)(10)
								7,939	7,824	0.2%
Spectrum Holdings III Corp	Health Care Equipment & Supplies	Second Lien Term Loan	1/26/2018	10.12% (1ML+ 7.00%)	1.00	1/31/2026	7,500	7,484	6,894	0.2%	(8)(10)
								7,484	6,894	0.2%
Staples, Inc.	Distributors	First Lien Term Loan	11/18/2019	7.78% (3ML+ 5.00%)	—	4/16/2026	8,751	8,701	7,821	0.2%	(3)(8)(10)(47)
								8,701	7,821	0.2%
Strategic Materials Holding Corp.	Household Durables	First Lien Term Loan	8/1/2022	6.53% (3ML+ 3.75%)	1.00	11/1/2024	7,351	5,647	5,657	0.1%	(8)(10)
		Second Lien Term Loan	10/27/2017	10.53% (3ML+ 7.75%)	1.00	11/1/2025	7,000	6,973	5,207	0.1%	(8)(10)
								12,620	10,864	0.2%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interest	12/4/2006		—	N/A	—	—	—	—%	(13)
								—	—	—%
Sudbury Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	11/14/2013	Residual Interest, current yield —%	—	1/19/2026	28,200	—	—	—%	(5)(14)(17)
								—	—	—%
Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note	5/6/2014	Residual Interest, current yield —%	—	7/14/2026	49,250	24,723	13,712	0.3%	(5) (14)(17)
								24,723	13,712	0.3%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note	10/17/2014	Residual Interest, current yield 9.40%	—	1/19/2032	63,831	41,773	26,651	0.6%	(5) (14)
								41,773	26,651	0.6%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	1/26/2018	9.42% (3ML+ 5.75%) plus 4.875% PIK	1.50	2/27/2026	159,506	159,506	153,011	3.9%	(3) (10)(39)
		Non-Voting Class W Interests (188,105 units)	8/31/2022	4.00%	—	N/A	—	—	2,012	0.1%	(16)
								159,506	155,023	4.0%
TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	12.67% (3ML+ 9.00%) plus 1.50% PIK	1.00	11/30/2025	27,815	27,815	27,815	0.7%	(3) (10)(39)
								27,815	27,815	0.7%
United Sporting Companies, Inc. (18)	Distributors	Second Lien Term Loan	9/28/2012	13.25% (1ML+ 11.00%) plus 2.00% PIK	2.25	11/16/2019	144,692	103,730	6,076	0.2%	(9)(10)
								103,730	6,076	0.2%
Upstream Newco, Inc.	Health Care Providers & Services	Second Lien Term Loan	11/20/2019	12.17% (3ML+ 8.50%)	—	11/20/2027	22,000	21,868	21,895	0.6%	(3)(8)(10)
								21,868	21,895	0.6%
USG Intermediate, LLC	Leisure Products	First Lien Revolving Line of Credit - $3,000 Commitment	4/15/2015	12.37% (1ML+ 9.25%)	1.00	2/9/2027	3,000	3,000	3,000	0.1%	(10)(15)
		First Lien Term Loan B	4/15/2015	14.87% (1ML+ 11.75%)	1.00	2/9/2027	59,088	59,088	59,088	1.5%	(3) (10)
		Equity	4/15/2015		—	N/A	—	1	—	—%	(16)
								62,089	62,088	1.6%
VC GB Holdings I Corp	Household Durables	Second Lien Term Loan	6/30/2021	9.63% (6ML+ 6.75%)	0.50	7/23/2029	23,000	22,804	21,157	0.5%	(3)(8)(10)
								22,804	21,157	0.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2022 (Unaudited)
(in thousands, except share data)

							September 30, 2022 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

ViaPath Technologies.	Diversified Telecommunication Services	First Lien Term Loan	8/7/2019	7.06% (3ML+ 4.25%)	—	11/29/2025	$9,698	$9,490	$9,072	0.2%	(3)(8)(10)
		Second Lien Term Loan	11/20/2018	12.73% (1M SOFR+ 10.00%)	—	11/29/2026	122,670	121,799	119,457	3.0%	(3)(8)(10)
								131,289	128,529	3.2%
Victor Technology, LLC	Commercial Services & Supplies	First Lien Term Loan	12/3/2021	11.17% (3ML+ 7.50%)	1.00	12/3/2028	29,775	29,775	29,506	0.7%	(3) (10)
								29,775	29,506	0.7%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 6.01%	—	10/15/2030	40,613	28,732	22,547	0.6%	(5) (14)
								28,732	22,547	0.6%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 0.63%	—	4/18/2031	40,773	25,089	15,694	0.4%	(5) (14)
								25,089	15,694	0.4%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2016	Residual Interest, current yield 8.66%	—	10/20/2031	28,100	23,247	18,308	0.5%	(5) (14)
								23,247	18,308	0.5%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note	6/13/2017	Residual Interest, current yield 13.91%	—	4/20/2034	44,885	49,824	39,955	1.0%	(5) (14)
								49,824	39,955	1.0%
VT Topco, Inc.	Commercial Services & Supplies	Second Lien Term Loan	8/14/2018	9.87% (1ML+ 6.75%)	—	8/17/2026	12,000	11,930	11,779	0.3%	(3)(8)(10)
		2021 Second Lien Term Loan	7/30/2021	10.12% (1ML+ 7.00%)	0.75	8/17/2026	20,250	20,118	19,878	0.5%	(3)(8)(10)
								32,048	31,657	0.8%
WatchGuard Technologies, Inc.	IT Services	First Lien Term Loan	8/17/2022	8.28% (3ML+ 5.25%)	0.75	6/30/2027	35,000	35,000	34,053	0.9%	(8)(10)
								35,000	34,053	0.9%
Wellful Inc. (f/k/a KNS Acquisition Corp.)	Food & Staples Retailing	First Lien Term Loan	5/26/2022	10.42% (3ML+ 6.25%)	0.75	4/21/2027	14,037	13,362	13,505	0.3%	(8)(10)
		Incremental First Lien Term Loan	7/21/2022	10.42% (3M SOFR+ 6.25%)	0.75	4/21/2027	14,928	14,075	13,641	0.3%	(8)(10)
								27,437	27,146	0.6%
Wellpath Holdings, Inc. (f/k/a CCS-CMGC Holdings, Inc.)	Health Care Providers & Services	First Lien Term Loan	5/13/2019	8.62% (1ML+ 5.50%)	—	10/1/2025	14,379	14,231	13,865	0.3%	(3)(8)(10)
		Second Lien Term Loan	9/25/2018	12.12% (1ML+ 9.00%)	—	10/1/2026	37,000	36,643	34,628	0.9%	(3)(8)(10)
								50,874	48,493	1.2%
Total Non-Control/Non-Affiliate Investments (Level 3)								$4,322,232	$3,820,912	96.4%

Total Portfolio Investments (Level 3)								$7,345,486	$7,582,665	191.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2022
(in thousands, except share data)

							June 30, 2022
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(42)

CP Energy Services Inc. (20)	Energy Equipment & Services	First Lien Term Loan	10/1/2017	13.25% (3ML+ 11.00%)	1.00	4/4/2027	$46,698	$46,698	$46,698	1.1%	(10)(39)
		First Lien Term Loan	4/5/2022	11.25% (3ML+ 8.00%)	1.00	4/4/2027	6,000	6,000	6,000	0.1%	(10)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	9.67% (1ML+ 8.00%)	1.00	12/31/2022	26,648	26,648	26,648	0.6%	(10)(39)
		Series A Preferred Units to Spartan Energy Holdings, Inc. (10,000 shares)	9/25/2020			N/A		26,193	21,793	0.5%	(16)
		Series B Convertible Preferred Stock (790 shares)	10/30/2015			N/A		63,225	11,562	0.3%	(16)
		Common Stock (102,924 shares)	8/2/2013			N/A		86,240	—	—%	(16)
								255,004	112,701	2.6%
Credit Central Loan Company, LLC (21)	Consumer Finance	First Lien Term Loan	12/28/2012	10.00% plus 10.00%PIK	—	6/30/2025	75,832	73,902	75,832	1.9%	(14)(39)
		Class A Units (14,867,312 units)	12/28/2012			N/A		19,331	1,103	—%	(14)(16)
		Net Revenues Interest (25% of Net Revenues)	1/28/2015			N/A		—	—	—%	(14)(16)
								93,233	76,935	1.9%
Echelon Transportation, LLC	Aerospace & Defense	First Lien Term Loan	3/31/2014	6.00% (1ML+ 4.00%)	2.00	3/31/2024	53,209	53,209	53,209	1.3%	(10)
		Membership Interest (100%)	3/31/2014			N/A		22,738	—	—%	(16)
		Preferred Units (32,842,586 shares)	1/31/2022			N/A		32,843	12,557	0.3%	(16)
								108,790	65,766	1.6%
First Tower Finance Company LLC (23)	Consumer Finance	First Lien Term Loan to First Tower, LLC	6/24/2014	10.00% plus 12.00% PIK	—	2/18/2025	356,225	356,225	356,225	8.7%	(14)(39)
		Class A Units (95,709,910 units)	6/14/2012			N/A		31,146	251,058	6.1%	(14)(16)
								387,371	607,283	14.8%
Freedom Marine Solutions, LLC (24)	Energy Equipment & Services	Membership Interest (100%)	11/9/2006			N/A		45,492	13,899	0.3%	(16)
								45,492	13,899	0.3%
InterDent, Inc.	Health Care Providers & Services	First Lien Term Loan A/B	8/1/2018	16.65% (1ML+ 14.65%)	2.00	9/5/2025	14,249	14,249	14,249	0.3%	(10)
		First Lien Term Loan A	8/3/2012	7.17% (1ML+ 5.50%)	1.00	9/5/2025	96,773	96,773	96,773	2.4%	(3) (10)
		First Lien Term Loan B	8/3/2012	12.00% PIK	—	9/5/2025	162,426	162,426	162,426	3.9%	(39)
		Common Stock (99,900 shares)	5/3/2019			N/A		45,118	132,746	3.2%	(16)
								318,566	406,194	9.8%
Kickapoo Ranch Pet Resort	Diversified Consumer Services	Membership Interest (100%)	8/26/2019			N/A		2,378	3,833	0.1%
								2,378	3,833	0.1%
MITY, Inc. (25)	Commercial Services & Supplies	First Lien Term Loan A	9/19/2013	10.00% (3ML+ 7.00%)	3.00	4/30/2025	32,210	32,210	32,210	0.8%	(10)(39)
		First Lien Term Loan B	6/23/2014	10.00% (3ML+ 7.00%) plus 10.00% PIK	3.00	4/30/2025	18,711	18,711	18,711	0.5%	(10)(39)
		Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%	—	1/1/2028	7,200	7,200	7,200	0.2%	(14)
		Common Stock (42,053 shares)	9/19/2013			N/A		27,349	1,878	—%	(16)
								85,470	59,999	1.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2022
(in thousands, except share data)

							June 30, 2022
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(42)

National Property REIT Corp. (26)	Equity Real Estate Investment Trusts (REITs) / Online Lending / Structured Finance	First Lien Term Loan A	12/31/2018	4.44% (3ML+ 1.44%) plus 3.53% PIK	3.00	12/31/2023	$448,061	$448,061	$448,061	10.9%	(10)(39)
		First Lien Term Loan B	12/31/2018	5.00% (3ML+ 2.00%) plus 5.50% PIK	3.00	12/31/2023	29,080	29,080	29,080	0.7%	(10)(39)
		First Lien Term Loan C	10/31/2019	12.25% (3ML+ 10.00%) plus 2.25% PIK	1.00	12/31/2023	186,800	186,800	186,800	4.5%	(10)(39)
		First Lien Term Loan D	6/19/2020	3.50% (3ML+ 0.50%) plus 2.50% PIK	3.00	12/31/2023	183,425	183,425	183,425	4.5%	(10)(39)
		Residual Profit Interest	12/31/2018			N/A		—	60,749	1.5%	(35)
		Common Stock (3,334,895 shares)	12/31/2013			N/A		15,830	707,622	17.3%	(45)
								863,196	1,615,737	39.4%
Nationwide Loan Company LLC (27)	Consumer Finance	First Lien Term Loan	6/18/2014	10.00% plus 10.00% PIK	—	6/18/2022	20,260	20,260	20,260	0.5%	(14)(39)
		Class A Units (38,550,460 units)	1/31/2013			N/A		20,846	30,140	0.7%	(14)
								41,106	50,400	1.2%
NMMB, Inc. (28)	Media	First Lien Term Loan	12/30/2019	10.75% (3ML+ 8.50%)	2.00	3/31/2027	29,723	29,723	29,723	0.7%	(3) (10)
		Common Stock (21,418 shares)	12/30/2019			N/A		—	80,220	2.0%
								29,723	109,943	2.7%
Pacific World Corporation (36)	Personal Products	First Lien Revolving Line of Credit - $26,000 Commitment	9/26/2014	8.92% PIK (1ML+ 7.25%)	1.00	9/26/2025	26,743	26,743	26,743	0.6%	(10)(15)(39)
		First Lien Term Loan A	12/31/2014	6.92% PIK (1ML+ 5.25%)	1.00	9/26/2025	44,358	44,358	32,436	0.8%	(10)(39)
		Convertible Preferred Equity (323,235 shares)	6/15/2018			N/A		189,295	—	—%	(16)
		Common Stock (6,778,414 shares)	9/29/2017			N/A		—	—	—%	(16)
								260,396	59,179	1.4%
R-V Industries, Inc.	Machinery	First Lien Term Loan	12/15/2020	11.25% (3ML+ 9.00%)	1.00	12/15/2028	33,622	33,622	33,622	0.8%	(3) (10)
		Common Stock (745,107 shares)	6/26/2007			N/A		6,866	23,301	0.6%
								40,488	56,923	1.4%
Universal Turbine Parts, LLC (34)	Trading Companies & Distributors	First Lien Delayed Draw Term Loan - $6,965 Commitment	2/28/2019	10.25% (1ML+ 7.75%)	2.50	4/5/2024	3,141	3,141	3,141	0.1%	(10)(15)
		First Lien Term Loan A	7/22/2016	8.00% (3ML+ 5.75%)	1.00	4/5/2024	29,575	29,575	28,006	0.7%	(10)
		Preferred Units (55,383,218 units)	3/31/2021			N/A		32,500	—	—%	(16)
		Common Stock (10,000 units)	12/10/2018			N/A		—	—	—%	(16)
								65,216	31,147	0.8%
USES Corp. (30)	Commercial Services & Supplies	First Lien Term Loan A	3/31/2014	9.00% PIK	—	7/29/2024	60,362	30,651	20,395	0.5%	(9)
		First Lien Term Loan B	3/31/2014	15.50% PIK	—	7/29/2024	90,576	35,567	—	—%	(9)
		First Lien Term Loan	12/30/2020	10.67% (1ML+ 9.00%)	1.00	7/29/2024	2,000	2,000	2,000	—%	(10)
		Common Stock (268,962 shares)	6/15/2016			N/A		—	—	—%	(16)
								68,218	22,395	0.5%
Valley Electric Company, Inc. (31)	Construction & Engineering	First Lien Term Loan to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	8.00% (3ML+ 5.00%) plus 2.50% PIK	3.00	12/31/2024	10,452	10,452	10,452	0.3%	(3) (10)(39)
		First Lien Term Loan	6/24/2014	8.00% plus 10.00% PIK	—	6/23/2024	33,301	33,301	33,301	0.8%	(39)
		First Lien Term Loan B	3/28/2022	8.00% plus 4.50% PIK	—	6/23/2024	13,000	13,000	13,000	0.3%	(39)
		Consolidated Revenue Interest (2.00%)	6/22/2018			N/A		—	1,781	—%	(12)
		Common Stock (50,000 shares)	12/31/2012			N/A		11,506	87,449	2.1%
								68,259	145,983	3.5%
Total Control Investments (Level 3)								$2,732,906	$3,438,317	83.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2022
(in thousands, except share data)

							June 30, 2022
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Affiliate Investments (5.00% to 24.99% voting control)(43)

Nixon, Inc. (32)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)	5/12/2017			N/A		$—	$—	—%	(16)
								—	—	—%
PGX Holdings, Inc. (6)	Diversified Consumer Services	First Lien Term Loan	7/21/2021	9.25% (6ML+ 7.75%)	1.50	7/21/2026	71,382	71,382	71,382	1.7%	(3)(8)(10)
		Second Lien Term Loan	7/21/2021	13.42% (1ML+ 11.75%)	1.50	7/27/2027	153,931	153,931	153,931	3.7%	(3) (10)
		Common Stock (40,780,359 shares)	5/27/2020			N/A		—	114,940	2.8%	(16)
								225,313	340,253	8.2%
RGIS Services, LLC	Commercial Services & Supplies	First Lien Term Loan	6/25/2020	9.17% (1ML+ 7.50%)	1.00	6/25/2025	3,680	3,680	3,680	0.1%	(8)(10)
		Membership Interest (5.27%)	6/25/2020			N/A		10,303	13,324	0.3%
								13,983	17,004	0.4%
Targus Cayman HoldCo Limited (33)	Textiles, Apparel & Luxury Goods	Common Stock (7,383,395 shares)	2/12/2016			N/A		2,805	36,007	0.9%	(16)
								2,805	36,007	0.9%
Total Affiliate Investments (Level 3)								$242,101	$393,264	9.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2022
(in thousands, except share data)

							June 30, 2022
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan	9/21/2018	9.42% (1ML+ 7.75%)	—	10/1/2026	$32,133	$31,966	$27,668	0.7%	(3)(8)(10)
								31,966	27,668	0.7%
ABG Intermediate Holdings 2 LLC	Textiles, Apparel & Luxury Goods	Second Lien Term Loan	12/20/2021	7.63% (1M SOFR+ 6.00%)	0.80	12/20/2029	9,000	8,937	8,666	0.2%	(3)(8)(10)
								8,937	8,666	0.2%
AmeriLife Holdings, LLC	Insurance	Second Lien Term Loan	3/18/2020	9.56% (1ML+ 8.50%)	1.00	3/18/2028	22,280	21,966	22,280	0.5%	(3)(8)(10)
								21,966	22,280	0.5%
Apidos CLO XI	Structured Finance	Subordinated Structured Note	12/6/2012	Residual Interest, current yield 10.09%	—	4/17/2034	67,782	37,155	29,691	0.7%	(5) (14)
								37,155	29,691	0.7%
Apidos CLO XII	Structured Finance	Subordinated Structured Note	3/15/2013	Residual Interest, current yield 6.72%	—	4/15/2031	52,203	33,580	28,847	0.7%	(5) (14)
								33,580	28,847	0.7%
Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	Residual Interest, current yield 7.45%	—	4/21/2031	48,515	34,910	28,370	0.7%	(5) (14)
								34,910	28,370	0.7%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	Residual Interest, current yield 10.78%	—	4/21/2031	35,855	28,563	25,318	0.6%	(5) (14)
								28,563	25,318	0.6%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	First Lien Revolving Line of Credit - $3,000 Commitment	2/21/2013	11.00% (3ML+ 8.75%)	2.00	4/22/2024	—	—	—	—%	(10)(15)
		First Lien Term Loan	2/21/2013	11.00% (3ML+ 8.75%)	2.00	4/22/2024	61,815	61,815	61,815	1.5%	(3) (10)
								61,815	61,815	1.5%
Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.)	Communications Equipment	First Lien Term Loan	8/2/2019	6.75% (3ML+ 4.50%)	1.00	11/1/2024	9,695	9,202	8,962	0.2%	(3)(8)(10)(47)
		Second Lien Term Loan	6/20/2017	9.49% (3ML+ 8.25%)	1.00	11/1/2025	50,662	50,578	48,594	1.2%	(3)(8)(10)
								59,780	57,556	1.4%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	Residual Interest, current yield —%	—	7/20/2029	83,097	36,316	24,262	0.6%	(5) (14)(17)
								36,316	24,262	0.6%
BCPE North Star US Holdco 2, Inc.	Food Products	Second Lien Delayed Draw Term Loan - $5,185 Commitment	6/7/2021	9.50% (3ML+ 7.25%)	0.75	6/10/2023	—	—	—	—%	(8)(10)(15)
		Second Lien Term Loan	6/7/2021	9.50% (3ML+ 7.25%)	0.75	6/11/2029	94,815	94,110	94,815	2.3%	(3)(8)(10)
								94,110	94,815	2.3%
BCPE Osprey Buyer, Inc.	Health Care Technology	First Lien Revolving Line of Credit - $4,239 Commitment	10/18/2021	7.25% (3ML+ 5.75%)	0.75	8/21/2026	—	—	—	—%	(8)(10)(15)
		Second Lien Delayed Draw Term Loan - $22,609 Commitment	10/18/2021	7.25% (3ML+ 5.75%)	0.75	8/23/2028	—	—	—	—%	(8)(10)(15)
		First Lien Term Loan	10/18/2021	7.25% (3ML+ 5.75%)	0.75	8/23/2028	64,675	64,675	64,675	1.6%	(8)(10)
								64,675	64,675	1.6%
Belnick, LLC	Household Durables	First Lien Term Loan	1/20/2022	10.25% (3ML+ 8.00%)	1.00	1/20/2027	91,406	91,406	91,406	2.2%	(3) (10)
								91,406	91,406	2.2%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	First Lien Term Loan	12/4/2017	7.39% (6ML+ 6.00%)	1.00	12/4/2025	166,686	166,686	166,686	4.0%	(3) (10)
								166,686	166,686	4.0%
California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note	4/19/2012	Residual Interest, current yield 10.82%	—	7/16/2032	58,914	42,472	30,078	0.7%	(5) (14)
								42,472	30,078	0.7%
Candle-Lite Company, LLC	Household Products	First Lien Term Loan A	1/23/2018	7.10% (3ML+ 5.50%)	1.25	4/30/2023	9,987	9,987	9,987	0.2%	(3) (10)
		First Lien Term Loan B	1/23/2018	11.10% (3ML+ 9.50%)	1.25	4/30/2023	10,949	10,949	10,949	0.3%	(3) (10)
								20,936	20,936	0.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2022
(in thousands, except share data)

							June 30, 2022
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan	11/12/2020	10.42% (1ML+ 8.75%)	1.00	11/13/2028	$8,500	$8,246	$8,500	0.2%	(3)(8)(10)
								8,246	8,500	0.2%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 12.57%	—	4/30/2031	24,870	14,756	13,159	0.3%	(5) (14)
								14,756	13,159	0.3%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note	4/7/2017	Residual Interest, current yield 10.02%	—	7/15/2030	25,533	18,342	15,294	0.4%	(5) (14)
								18,342	15,294	0.4%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	8/9/2016	Residual Interest, current yield 11.18%	—	7/20/2034	32,200	29,777	26,223	0.6%	(5) (14)
								29,777	26,223	0.6%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield —%	—	7/29/2030	49,552	33,984	26,391	0.6%	(5) (14)(17)
								33,984	26,391	0.6%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note	8/2/2013	Residual Interest, current yield 9.36%	—	4/24/2031	44,100	26,776	20,566	0.5%	(5) (14)
								26,776	20,566	0.5%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note	10/22/2013	Residual Interest, current yield 13.43%	—	4/28/2031	45,500	30,747	28,087	0.7%	(5) (14)
								30,747	28,087	0.7%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note	8/5/2014	Residual Interest, current yield 14.17%	—	10/17/2030	50,143	32,368	27,115	0.7%	(5) (14)
								32,368	27,115	0.7%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note	12/9/2016	Residual Interest, current yield 14.47%	—	10/21/2031	34,000	30,444	29,000	0.7%	(5) (14)
								30,444	29,000	0.7%
Collections Acquisition Company, Inc.	Diversified Financial Services	First Lien Term Loan	12/3/2019	10.65% (3ML+ 8.15%)	2.50	6/3/2024	36,878	36,878	36,878	0.9%	(3) (10)
								36,878	36,878	0.9%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note	12/18/2013	Residual Interest, current yield 15.76%	—	10/25/2028	48,977	29,834	28,052	0.7%	(5) (14)
								29,834	28,052	0.7%
CP IRIS Holdco I, Inc. (49)	Building Products	Second Lien Term Loan	10/1/2021	8.67% (1ML+ 7.00%)	0.50	10/1/2029	35,000	35,000	34,697	0.8%	(3)(8)(10)
								35,000	34,697	0.8%
Curo Group Holdings Corp.	Consumer Finance	First Lien Term Loan	7/30/2021	7.50%	—	8/1/2028	47,000	47,029	30,550	0.7%	(8)(14)(47)
								47,029	30,550	0.7%
DRI Holding Inc.	Commercial Services & Supplies	First Lien Term Loan	12/21/2021	6.92% (1ML+ 5.25%)	0.50	12/21/2028	24,938	24,840	24,563	0.6%	(3)(8)(10)
		Second Lien Term Loan	12/21/2021	9.67% (1ML+ 8.00%)	0.50	12/21/2029	145,000	145,000	143,550	3.5%	(3) (10)
								169,840	168,113	4.1%
DTI Holdco, Inc.	Professional Services	First Lien Term Loan	4/26/2022	6.28% (1M SOFR+ 4.75%)	0.75	4/26/2029	18,500	18,139	18,440	0.4%	(8)(10)
		Second Lien Term Loan	4/26/2022	9.28% (1M SOFR+ 7.75%)	0.75	4/26/2030	75,000	75,000	75,000	1.8%	(8)(10)
								93,139	93,440	2.2%
Dunn Paper, Inc.	Paper & Forest Products	Second Lien Term Loan	8/26/2016	10.31% (3ML+ 9.25%)	1.00	8/26/2023	11,500	11,445	4,952	0.1%	(8)(9)(10)
								11,445	4,952	0.1%
Easy Gardener Products, Inc.	Household Durables	Class A Units of EZG Holdings, LLC (200 units)	6/11/2020			N/A		313	781	—%	(16)
		Class B Units of EZG Holdings, LLC (12,525 units)	6/11/2020			N/A		1,688	2,832	0.1%	(16)
								2,001	3,613	0.1%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2022
(in thousands, except share data)

							June 30, 2022
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Engine Group, Inc. (7)	Media	First Lien Term Loan	11/17/2020	6.42% (1ML+ 4.75%)	1.00	11/17/2023	$3,551	$3,551	$3,400	0.1%	(8)(10)
		Class B Common Units (1,039,554 units)	11/17/2020			N/A		26,991	—	—%	(8)(16)
								30,542	3,400	0.1%
Engineered Machinery Holdings, Inc.	Machinery	Incremental Amendment No. 2 Second Lien Term Loan	5/6/2021	8.75% (3ML+ 6.50%)	0.75	5/21/2029	5,000	4,982	4,897	0.1%	(3)(8)(10)
		Incremental Amendment No. 3 Second Lien Term Loan	8/6/2021	8.25% (3ML+ 6.00%)	0.75	5/21/2029	5,000	5,000	4,772	0.1%	(3)(8)(10)
								9,982	9,669	0.2%
Enseo Acquisition, Inc.	IT Services	First Lien Term Loan	6/2/2021	10.25% (3ML+ 8.00%)	1.00	6/2/2026	54,450	54,450	54,450	1.3%	(3) (10)
								54,450	54,450	1.3%
Excelitas Technologies Corp. (f/k/a/ EXC Holdings III Corp.)	Technology Hardware, Storage & Peripherals	Second Lien Term Loan	11/17/2017	8.50% (3ML+ 7.50%)	1.00	12/1/2025	12,500	12,447	12,398	0.3%	(3)(8)(10)
								12,447	12,398	0.3%
Eze Castle Integration, Inc.	IT Services	First Lien Delayed Draw Term Loan - $1,786 Commitment	7/15/2020	10.00% (3ML+ 8.50%)	1.50	7/15/2025	—	—	—	—%	(10)(15)
		First Lien Term Loan	7/15/2020	10.00% (3ML+ 8.50%)	1.50	7/15/2025	46,740	46,740	46,740	1.1%	(3) (10)
								46,740	46,740	1.1%
First Brands Group	Auto Components	First Lien Term Loan	3/24/2021	6.29% (3M SOFR+ 5.00%)	1.00	3/30/2027	22,525	22,388	22,210	0.5%	(3)(8)(10)
		Second Lien Term Loan	3/24/2021	9.74% (3ML+ 8.50%)	1.00	3/30/2028	37,000	36,503	37,000	0.9%	(3)(8)(10)
								58,891	59,210	1.4%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 12.12%	—	10/15/2030	50,525	33,868	26,924	0.8%	(5) (14)
								33,868	26,924	0.8%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 11.34%	—	5/16/2031	24,575	15,963	11,898	0.3%	(5) (14)
								15,963	11,898	0.3%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 7.95%	—	7/15/2031	39,905	27,017	17,407	0.4%	(5) (14)
								27,017	17,407	0.4%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Structured Finance	Subordinated Structured Note	8/7/2012	Residual Interest, current yield —%	—	8/15/2023	23,188	3,704	6	—%	(5) (14)(17)
								3,704	6	—%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Structured Finance	Subordinated Structured Note	3/8/2013	Residual Interest, current yield —%	—	4/15/2025	40,400	19,984	22	—%	(5) (14)(17)
								19,984	22	—%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Structured Finance	Subordinated Structured Note	2/7/2014	Residual Interest, current yield —%	—	4/20/2026	24,500	11,822	37	—%	(5) (14)(17)
								11,822	37	—%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield —%	—	4/28/2025	41,164	21,321	53	—%	(5) (14)(17)
								21,321	53	—%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield —%	—	10/18/2027	39,598	29,557	234	—%	(5) (14)(17)
								29,557	234	—%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield —%	—	7/18/2031	19,025	13,024	6,585	0.3%	(5) (14)(17)
								13,024	6,585	0.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2022
(in thousands, except share data)

							June 30, 2022
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Help/Systems Holdings, Inc.	Software	Second Lien Term Loan	11/14/2019	7.56%(3M SOFR+ 6.75%)	0.75	11/19/2027	$52,500	$52,295	$52,500	1.3%	(3)(8)(10)
								52,295	52,500	1.3%
Interventional Management Services, LLC	Health Care Providers & Services	First Lien Revolving Line of Credit - $5,000 Commitment	2/22/2021	11.25% (3ML+ 9.00%)	1.00	2/22/2025	5,000	5,000	4,964	0.1%	(10)(15)
		First Lien Term Loan	2/22/2021	11.25% (3ML+ 9.00%)	1.00	2/20/2026	68,385	68,385	67,897	1.6%	(3) (10)
								73,385	72,861	1.7%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	6/26/2015	Residual Interest, current yield 5.45%	—	10/20/2031	23,594	18,172	12,879	0.4%	(5) (14)
								18,172	12,879	0.4%
K&N Parent, Inc.	Auto Components	Second Lien Term Loan	10/19/2016	11.00% (3ML+ 8.75%)	1.00	10/21/2024	25,887	25,697	24,337	0.6%	(8)(10)
								25,697	24,337	0.6%
KM2 Solutions LLC	IT Services	First Lien Term Loan	12/17/2020	10.25% (3ML+ 8.00%)	1.00	12/17/2025	23,925	23,925	23,925	0.6%	(3) (10)
								23,925	23,925	0.6%
KNS Acquisition Corp.	Food & Staples Retailing	First Lien Term Loan	5/26/2022	8.50% (3ML+ 6.25%)	0.75	4/21/2027	9,937	9,262	9,440	0.2%	(8)(10)
								9,262	9,440	0.2%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 7.15%	—	7/21/2031	49,934	25,787	19,385	0.5%	(5) (14)
								25,787	19,385	0.5%
LGC US FINCO, LLC	Machinery	First Lien Term Loan	1/17/2020	8.17% (1ML+ 6.50%)	1.00	12/20/2025	30,638	30,053	29,609	0.7%	(3)(8)(10)
								30,053	29,609	0.7%
Magnate Worldwide, LLC	Air Freight & Logistics	First Lien Delayed Draw Term Loan - $2,357 Commitment	3/11/2022	7.75% (3ML+ 5.50%)	0.75	12/30/2028	—	—	—	—%	(8)(10)(15)
		First Lien Term Loan	3/11/2022	7.75% (3ML+ 5.50%)	0.75	12/30/2028	30,490	30,490	30,490	0.7%	(3)(8)(10)
		Second Lien Term Loan	12/30/2021	10.75% (3ML+ 8.50%)	0.75	12/30/2029	95,000	95,000	95,000	2.3%	(3)(8)(10)
								125,490	125,490	3.0%
Mamba Purchaser, Inc.	Health Care Providers & Services	Second Lien Term Loan	9/29/2021	8.10% (1ML+ 6.50%)	0.50	10/14/2029	23,000	22,840	23,000	0.6%	(3)(8)(10)
								22,840	23,000	0.6%
Medical Solutions Holdings, Inc. (50)	Health Care Providers & Services	Second Lien Term Loan	11/1/2021	9.88% (6ML+ 7.00%)	0.50	11/1/2029	53,518	53,504	53,518	1.3%	(3)(8)(10)
								53,504	53,518	1.3%
Medusind Acquisition, Inc. (19)	Health Care Providers & Services	First Lien Term Loan	9/30/2019	8.81% (3ML+ 6.50%)	1.00	4/8/2024	23,635	23,488	23,635	0.6%	(3) (10)
								23,488	23,635	0.6%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note	4/17/2013	Residual Interest, current yield 2.05%	—	10/15/2030	43,650	25,461	15,560	0.4%	(5) (14)
								25,461	15,560	0.4%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 10.29%	—	7/15/2031	47,830	25,333	22,510	0.6%	(5) (14)
								25,333	22,510	0.6%
Nexus Buyer LLC	Capital Markets	Second Lien Term Loan	11/5/2021	7.44% (1ML+ 6.25%)	0.50	11/5/2029	42,500	42,500	41,574	1.0%	(8)(10)
								42,500	41,574	1.0%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 8.63%	—	7/19/2030	42,064	29,613	24,235	0.7%	(5) (14)
								29,613	24,235	0.7%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note	8/12/2015	Residual Interest, current yield 11.27%	—	4/16/2031	46,016	22,064	17,161	0.5%	(5) (14)
								22,064	17,161	0.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2022
(in thousands, except share data)

							June 30, 2022
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

OneTouchPoint Corp	Professional Services	First Lien Term Loan	2/19/2021	10.25% (3ML+ 8.00%)	1.00	2/19/2026	$39,488	$39,488	$39,488	1.0%	(3) (10)
								39,488	39,488	1.0%
PeopleConnect Holdings, LLC (11)	Interactive Media & Services	First Lien Term Loan	1/22/2020	10.50% (3ML+ 8.25%)	1.75	1/22/2025	233,204	233,204	233,204	5.7%	(3) (10)
								233,204	233,204	5.7%
PetVet Care Centers, LLC (f/k/a Pearl Intermediate Parent LLC)	Health Care Providers & Services	Second Lien Term Loan	2/1/2018	7.92% (1ML+ 6.25%)	—	2/15/2026	16,000	15,941	15,950	0.4%	(3)(8)(10)
								15,941	15,950	0.4%
PlayPower, Inc.	Leisure Products	First Lien Term Loan	5/7/2019	7.75% (3ML+ 5.50%)	—	5/10/2026	5,841	5,805	5,548	0.1%	(3)(8)(10)
								5,805	5,548	0.1%
Preventics, Inc. (d/b/a Legere Pharmaceuticals) (46)	Health Care Providers & Services	First Lien Term Loan	11/12/2021	12.75% (3ML+ 10.50%)	1.00	11/12/2026	9,243	9,243	9,243	0.2%	(3) (10)
		Series A Convertible Preferred Stock (320 units)	11/12/2021			N/A		127	148	—%	(16)
		Series C Convertible Preferred Stock (3,575 units)	11/12/2021			N/A		1,419	1,659	—%	(16)
								10,789	11,050	0.2%
Raisin Acquisition Co, Inc.	Pharmaceuticals	First Lien Revolving Line of Credit	6/17/2022	8.75% (3ML+ 7.00%)	1.00	12/13/2026	—	—	—	—%	(10)(15)
		First Lien Delayed Draw Term Loan	6/17/2022	9.26% (3ML+ 7.00%)	1.00	12/13/2026	1,550	1,509	1,527	—%	(10)(15)
		First Lien Term Loan	6/17/2022	8.75% (3ML+ 7.00%)	1.00	12/13/2026	24,801	24,048	24,435	0.6%	(3) (10)
								25,557	25,962	0.6%
RC Buyer, Inc.	Auto Components	Second Lien Term Loan	7/26/2021	8.75% (3ML+ 6.50%)	0.75	7/30/2029	20,000	19,911	19,989	0.5%	(3)(8)(10)
								19,911	19,989	0.5%
Reception Purchaser, LLC	Air Freight & Logistics	First Lien Term Loan	4/28/2022	8.20% (3M SOFR+ 6.00%)	0.75	3/24/2028	53,366	52,587	52,924	1.3%	(3)(8)(10)
								52,587	52,924	1.3%
Redstone Holdco 2 LP (22)	IT Services	Second Lien Term Loan	4/16/2021	8.97% (3ML+ 7.75%)	0.75	4/27/2029	50,000	49,240	48,506	1.2%	(3)(8)(10)
								49,240	48,506	1.2%
Research Now Group, Inc. & Survey Sampling International LLC	Professional Services	First Lien Term Loan	12/8/2017	6.50% (6ML+ 5.50%)	1.00	12/20/2024	9,550	9,355	8,929	0.2%	(3)(8)(10)(47)
		Second Lien Term Loan	12/8/2017	10.50% (6ML+ 9.50%)	1.00	12/20/2025	50,000	48,496	49,200	1.2%	(3)(8)(10)
								57,851	58,129	1.4%
Rising Tide Holdings, Inc.	Diversified Consumer Services	Second Lien Term Loan	5/26/2021	9.92% (1ML+ 8.25%)	0.75	6/1/2029	23,000	22,702	21,583	0.5%	(3)(8)(10)
								22,702	21,583	0.5%
The RK Logistics Group, Inc.	Commercial Services & Supplies	First Lien Term Loan	3/24/2022	12.75% (3ML+ 10.50%)	1.00	3/24/2027	15,652	15,652	15,808	0.4%	(3) (10)
		Class A Common Units (263,000 units)	3/24/2022			N/A		263	—	—%	(16)
		Class B Common Units (1,237,000 units)	3/24/2022			N/A		1,237	3,457	0.1%	(16)
								17,152	19,265	0.5%
RME Group Holding Company	Media	First Lien Term Loan A	5/4/2017	7.75% (3ML+ 5.50%)	1.00	5/6/2024	25,988	25,988	25,988	0.6%	(3) (10)
		First Lien Term Loan B	5/4/2017	13.25% (3ML+ 11.00%)	1.00	5/6/2024	21,809	21,809	21,809	0.5%	(3) (10)
								47,797	47,797	1.1%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note	4/11/2014	Residual Interest, current yield 6.65%	—	4/21/2031	27,725	20,448	14,616	0.4%	(5) (14)
								20,448	14,616	0.4%
Rosa Mexicano	Hotels, Restaurants & Leisure	First Lien Revolving Line of Credit - $500 Commitment	3/29/2018	9.75% (3ML+ 7.50%)	1.25	5/29/2023	382	382	371	—%	(10)(15)
		First Lien Term Loan	3/29/2018	9.75% (3ML+ 7.50%)	1.25	5/29/2023	22,977	22,977	22,280	0.5%	(10)
								23,359	22,651	0.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2022
(in thousands, except share data)

							June 30, 2022
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

SEOTownCenter, Inc.	IT Services	First Lien Term Loan	1/31/2022	10.25% (3ML+ 8.00%)	1.00	1/31/2027	$51,740	$51,740	$51,740	1.3%	(3) (10)
								51,740	51,740	1.3%
Shearer’s Foods, LLC	Food Products	Second Lien Term Loan	9/15/2020	9.42% (1ML+ 7.75%)	1.00	9/23/2028	5,000	4,922	4,953	0.1%	(3)(8)(10)
								4,922	4,953	0.1%
ShiftKey, LLC	Health Care Technology	First Lien Term Loan	6/21/2022	7.96% (3M SOFR+ 5.75%)	1.00	6/21/2027	25,000	25,000	25,000	0.6%	(10)
								25,000	25,000	0.6%
Shutterfly, LLC	Internet & Direct Marketing Retail	2021 Refinancing First Lien Term Loan B	7/1/2021	7.25% (3ML+ 5.00%)	0.75	9/25/2026	20,295	20,212	17,454	0.4%	(3)(8)(10)(47)
								20,212	17,454	0.4%
Sorenson Communications, LLC	Diversified Telecommunication Services	First Lien Term Loan	3/12/2021	7.75% (3ML+ 5.50%)	0.75	3/17/2026	35,194	34,746	34,965	0.8%	(3)(8)(10)
								34,746	34,965	0.8%
Southern Veterinary Partners	Health Care Providers & Services	Second Lien Term Loan	10/2/2020	9.42% (1ML+ 7.75%)	1.00	10/5/2028	8,000	7,937	7,911	0.2%	(3)(8)(10)
								7,937	7,911	0.2%
Spectrum Holdings III Corp	Health Care Equipment & Supplies	Second Lien Term Loan	1/26/2018	8.67% (1ML+ 7.00%)	1.00	1/31/2026	7,500	7,483	6,966	0.2%	(3)(8)(10)
								7,483	6,966	0.2%
Staples, Inc.	Distributors	First Lien Term Loan	11/18/2019	6.29% (3ML+ 5.00%)	—	4/16/2026	8,774	8,720	7,921	0.2%	(3)(8)(10)(47)
								8,720	7,921	0.2%
Strategic Materials	Household Durables	Second Lien Term Loan	10/27/2017	9.04% (3ML+ 7.75%)	1.00	11/1/2025	7,000	6,971	5,737	0.1%	(8)(10)
								6,971	5,737	0.1%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interest	12/4/2006			N/A		—	—	—%	(13)
								—	—	—%
Sudbury Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	11/14/2013	Residual Interest, current yield —%	—	1/19/2026	28,200	—	—	—%	(5) (14)(17)
								—	—	—%
Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note	5/6/2014	Residual Interest, current yield —%	—	7/14/2026	49,250	24,723	14,392	0.3%	(5) (14)(17)
								24,723	14,392	0.3%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note	10/17/2014	Residual Interest, current yield 7.65%	—	1/19/2032	63,831	42,037	28,429	0.7%	(5) (14)
								42,037	28,429	0.7%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	1/26/2018	10.75% (3ML+ 8.50%)	1.50	1/26/2023	166,080	166,080	166,080	4.0%	(3) (10)(39)
								166,080	166,080	4.0%
TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	11.25% (3ML+ 9.00%) plus 1.50%PIK	1.00	11/30/2025	28,257	28,257	28,257	0.7%	(3) (10)(39)
								28,257	28,257	0.7%
United Sporting Companies, Inc. (18)	Distributors	Second Lien Term Loan	9/28/2012	13.25% (1ML+ 11.00%) plus 2.00% PIK	2.25	11/16/2019	144,692	103,730	6,107	0.1%	(9)(10)
								103,730	6,107	0.1%
Upstream Newco, Inc.	Health Care Providers & Services	Second Lien Term Loan	11/20/2019	10.17% (1ML+ 8.50%)	—	11/20/2027	22,000	21,861	22,000	0.5%	(3)(8)(10)
								21,861	22,000	0.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2022
(in thousands, except share data)

							June 30, 2022
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

USG Intermediate, LLC	Leisure Products	First Lien Revolving Line of Credit - $3,000 Commitment	4/15/2015	10.92% (1ML+ 9.25%)	1.00	2/9/2027	$3,000	$3,000	$3,000	0.1%	(10)(15)
		First Lien Term Loan B	4/15/2015	13.42% (1ML+ 11.75%)	1.00	2/9/2027	30,209	30,209	30,209	0.7%	(3) (10)
		Equity	4/15/2015			N/A		1	—	—%	(16)
								33,210	33,209	0.8%
VC GB Holdings I Corp	Household Durables	Second Lien Term Loan	6/30/2021	9.63% (6ML+ 6.75%)	0.50	7/23/2029	23,000	22,797	21,896	0.5%	(3)(8)(10)
								22,797	21,896	0.5%
Venio LLC (48)	Professional Services	First Lien Term Loan	2/19/2014	1.00% PIK	—	2/19/2020	14,554	14,554	12,199	0.3%	(39)
								14,554	12,199	0.3%
ViaPath Technologies.	Diversified Telecommunication Services	First Lien Term Loan	8/7/2019	5.92% (1ML+ 4.25%)	—	11/29/2025	9,698	9,474	9,125	0.2%	(3)(8)(10)
		Second Lien Term Loan	11/20/2018	11.63% (1M SOFR+ 10.00%)	—	11/29/2026	122,670	121,746	122,266	3.0%	(3)(8)(10)
								131,220	131,391	3.2%
Victor Technology, LLC	Commercial Services & Supplies	First Lien Term Loan	12/3/2021	9.75%(3ML+ 7.50%)	1.00	12/3/2028	29,850	29,850	29,850	0.7%	(3) (10)
								29,850	29,850	0.7%
Vision Solutions, Inc. (29)	IT Services	Second Lien Term Loan	4/23/2021	8.43% (1ML+ 7.25%)	0.75	4/23/2029	80,000	79,216	78,320	1.9%	(3)(8)(10)
								79,216	78,320	1.9%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 3.74%	—	10/15/2030	40,613	28,996	22,424	0.5%	(5) (14)
								28,996	22,424	0.5%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield —%	—	4/18/2031	40,773	26,014	16,336	0.4%	(5) (14)(17)
								26,014	16,336	0.4%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2016	Residual Interest, current yield 7.08%	—	10/20/2031	28,100	23,495	18,811	0.5%	(5) (14)
								23,495	18,811	0.5%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note	6/13/2017	Residual Interest, current yield 12.14%	—	4/20/2034	44,885	49,276	41,072	1.1%	(5) (14)
								49,276	41,072	1.1%
VT Topco, Inc.	Commercial Services & Supplies	Second Lien Term Loan	8/14/2018	8.42% (1ML+ 6.75%)	—	8/17/2026	12,000	11,926	11,847	0.3%	(3)(8)(10)
		2021 Second Lien Term Loan	7/30/2021	8.67% (1ML+ 7.00%)	0.75	8/17/2026	20,250	20,110	19,992	0.5%	(3)(8)(10)
								32,036	31,839	0.8%
Wellpath Holdings, Inc. (f/k/a CCS-CMGC Holdings, Inc.)	Health Care Providers & Services	First Lien Term Loan	5/13/2019	7.07% (3ML+ 5.50%)	—	10/1/2025	14,389	14,229	14,193	0.3%	(3)(8)(10)
		Second Lien Term Loan	9/25/2018	10.57% (3ML+ 9.00%)	—	10/1/2026	37,000	36,621	36,464	0.9%	(3)(8)(10)
								50,850	50,657	1.2%
Total Non-Control/Non-Affiliate Investments (Level 3)								$4,221,824	$3,770,929	91.6%

Total Portfolio Investments (Level 3)								$7,196,831	$7,602,510	184.6%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2022 (Unaudited) and June 30, 2022

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
(3)Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of the investments held by PCF at September 30, 2022 and June 30, 2022 were $2,658,423 and $2,638,042, respectively, representing 35.1% and 34.7% of our total investments, respectively.
(4)Medical Solutions Holdings, Inc. and Medical Solutions, LLC are joint borrowers on the Second Lien Term Loan.
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
(6)On July 21, 2021, we funded total commitments of $202,931 for our investment in PGX Holdings, Inc. (“PGX”), comprised of a $49,000 first lien senior secured floating rate term loan and a $153,931 second lien senior secured floating rate term loan, to support the refinancing of PGX. In connection with the refinancing, our $47,773 first lien senior secured term loan, $18,164 1.5 lien senior secured term loan and $122,271 second lien senior secured term loan outstanding with PGX were fully repaid at par.
(7)Engine Group, Inc., EMX Digital, Inc. (f/k/a Clearstream.TV, Inc.), and Engine International, Inc., are joint borrowers on the first lien term loan.
(8)Syndicated investment which was originated by a financial institution and broadly distributed.
(9)Investment on non-accrual status as of the reporting date (See Note 2).
(10)Certain variable rate securities in our portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. The 1-Month LIBOR, or “1ML”, was 3.14% as of September 30, 2022 and 1.79% as of June 30, 2022. The 3-Month LIBOR, or “3ML”, was 3.75% as of September 30, 2022 and 2.29% as of June 30, 2022. The 6-Month LIBOR, or “6ML”, was 4.23% as of September 30, 2022 and 2.94% as of June 30, 2022. The 1-Month Secured Overnight Financing Rate or “1M SOFR”, was 3.04% as of September 30, 2022 and 1.69% as of June 30, 2022. The 3-Month Secured Overnight Financing Rate or “3M SOFR”, was 3.59% as of September 30, 2022 and 2.12% as of June 30, 2022. The 6-Month Secured Overnight Financing Rate or “6M SOFR” was 3.99% as of September 30, 2022.
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
(14)Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2022 and June 30, 2022, our
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2022 (Unaudited) and June 30, 2022 (Continued)
qualifying assets, as a percentage of total assets, stood at 81.06% and 80.64%, respectively. We monitor the status of these assets on an ongoing basis.
(15)Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of September 30, 2022 and June 30, 2022, we had $43,434 and $43,934, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.
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
(19)Medusind Acquisition, Inc., Medusind Intermediate, Inc., Medusind Solutions Inc. and Medusind Inc. are joint borrowers.
(20)CP Holdings of Delaware LLC (“CP Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of CP Energy Services Inc. (“CP Energy”) as of September 30, 2022 and June 30, 2022. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $27,347 in first lien term loans (the “Spartan Term Loans”) due to us as of September 30, 2022. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. In September 2020, we made a new $26,193 Series A preferred stock investment in Spartan Energy Holdings, Inc., which equates to 100% of the Series A non-voting non-convertible preferred stock outstanding. In September 2020, Spartan Energy Services, LLC fully repaid the $26,193 Senior Secured Term Loan B receivable to us at par. We recorded a realized gain of $2,832 in our Consolidated Statement of Operations for the quarter ended September 30, 2020 as a result of this transaction.
(21)Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% and 99.0% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of September 30, 2022 and June 30, 2022, respectively. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company. Effective December 10, 2021, Credit Central’s term loan lenders were granted a first priority security interest on certain assets of Credit Central and our investment became classified as a First Lien Term Loan.
(22)Redstone Holdco 2 LP is the parent borrower on the second lien term loan. Redstone Buyer, LLC, Redstone Intermediate (Archer) HoldCo LLC, Redstone Intermediate (FRI) HoldCo LLC, Redstone Intermediate (NetWitness) HoldCo, LLC, and Redstone Intermediate (SecurID) HoldCo, LLC are joint borrowers on the Second Lien Term Loan.
(23)First Tower Holdings of Delaware LLC (“First Tower Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 78.06% and 80.03% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC, the operating company as of September 30, 2022 and June 30, 2022. We report First Tower Finance as a separate controlled company. Effective March 17, 2021, the First Tower, LLC lenders were granted a first priority security interest in First Tower Finance’s assets and our investment became classified as a First Lien Term Loan. Effective June 30, 2021, we increased our investment in our first lien term loan in the aggregate principal amount of $50,000 and the proceeds were returned to us as a distribution on our equity investment in First Tower, LLC.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2022 (Unaudited) and June 30, 2022 (Continued)
(25)MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 100% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc. (“Mity-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. Our subordinated unsecured note issued and outstanding to Broda Canada is denominated in Canadian Dollars (“CAD”). As of September 30, 2022 and June 30, 2022, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder.
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
(27)Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 94.48% of Nationwide Loan Company LLC, the operating company, as of September 30, 2022 and June 30, 2022. We report Nationwide Loan Company LLC as a separate controlled company. Prospect has a first priority security interest in the assets of Nationwide.
(28)NMMB Holdings, Inc. (“NMMB Holdings”), a consolidated entity in which we own 100% of the equity, owns 90.42% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of September 30, 2022 and June 30, 2022. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.
(29)Vision Solutions, Inc. and Precisely Software Incorporate are joint borrowers on the Second Lien Term Loan.
(30)Prospect owns 99.96% of the equity of USES Corp. as of September 30, 2022 and June 30, 2022.
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
(32)As of September 30, 2022 and June 30, 2022, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC, the parent company of Nixon, Inc.
(33)Prospect owns 9.19% of the equity in Targus Cayman HoldCo Limited (“Targus”), the parent company of Targus International LLC (“Targus International”), as of September 30, 2022 and June 30, 2022.
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
(35)As of September 30, 2022 and June 30, 2022, the residual profit interest includes both (i) 8.33% of New TLA and TLD residual profit and (ii) 100% of TLC residual profits, with both calculated quarterly in arrears.
(36)Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.97% ownership interest of Pacific World as of September 30, 2022 and as of June 30, 2022. As a result, Prospect’s investment in Pacific World is classified as a control investment.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2022 (Unaudited) and June 30, 2022 (Continued)
(37)The following shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of September 30, 2022:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$54,797	$—	$—	$—	$55,581	$110,378
Commercial Services & Supplies	124,680	—	—	7,200	27,349	159,229
Construction & Engineering	56,753	—	—	—	11,550	68,303
Consumer Finance	452,388	—	—	—	81,303	533,691
Diversified Consumer Services	—	—	—	—	2,378	2,378
Energy Equipment & Services	81,566	—	—	—	221,150	302,716
Equity Real Estate Investment Trusts (REITs)	651,586	—	—	—	15,430	667,016
Health Care Providers & Services	278,429	—	—	—	45,118	323,547
Machinery	33,622	—	—	—	6,866	40,488
Media	29,723	—	—	—	—	29,723
Online Lending	25,080	—	—	—	—	25,080
Personal Products	73,104	—	—	—	189,295	262,399
Trading Companies & Distributors	32,708	—	—	—	32,500	65,208
Structured Finance (A)	196,200	—	—	—	—	196,200
Total Control Investments	$2,090,636	$—	$—	$7,200	$688,520	$2,786,356
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$9,523	$9,523
Diversified Consumer Services	70,639	153,931	—	—	—	224,570
Textiles, Apparel & Luxury Goods	—	—	—	—	2,805	2,805
Total Affiliate Investments	$70,639	$153,931	$—	$—	$12,328	$236,898
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$92,620	$95,000	$—	$—	$—	$187,620
Auto Components	22,348	112,179	—	—	—	134,527
Building Products	—	35,000	—	—	—	35,000
Capital Markets	—	42,500	—	—	—	42,500
Commercial Services & Supplies	68,786	185,304	—	—	1,500	255,590
Communications Equipment	9,214	50,585	—	—	—	59,799
Consumer Finance	47,028	—	—	—	—	47,028
Distributors	168,207	103,730	—	—	—	271,937
Diversified Consumer Services	—	22,713	—	—	—	22,713
Diversified Financial Services	36,816	—	—	—	—	36,816
Diversified Telecommunication Services	44,266	121,799	—	—	—	166,065
Food & Staples Retailing	27,437	—	—	—	—	27,437
Food Products	—	131,036	—	—	—	131,036
Health Care Equipment & Supplies	—	7,484	—	—	—	7,484
Health Care Providers & Services	181,414	159,664	—	—	1,546	342,624
Health Care Technology	128,973	—	—	—	—	128,973
Hotels, Restaurants & Leisure	23,127	—	—	—	—	23,127
Household Durables	96,475	29,777	—	—	2,001	128,253
Household Products	20,874	—	—	—	—	20,874
Interactive Media & Services	226,054	—	—	—	—	226,054
Internet & Direct Marketing Retail	20,217	—	—	—	—	20,217
IT Services	211,406	147,925	—	—	—	359,331
Leisure Products	67,879	—	—	—	1	67,880
Machinery	57,749	9,983	—	—	—	67,732
Media	51,098	—	—	—	26,991	78,089
Pharmaceuticals	25,536	—	—	—	—	25,536
Professional Services	66,785	123,606	—	—	—	190,391
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2022 (Unaudited) and June 30, 2022 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Cost Total
Software	—	52,309	—	—	—	52,309
Textiles, Apparel & Luxury Goods	165,628	8,939	—	—	—	174,567
Structured Finance (A)	—	—	990,723	—	—	990,723
Total Non-Control/Non-Affiliate	$1,859,937	$1,439,533	$990,723	$—	$32,039	$4,322,232
Total Portfolio Investment Cost	$4,021,212	$1,593,464	$990,723	$7,200	$732,887	$7,345,486
The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of September 30, 2022:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Control Investments
Aerospace & Defense	$54,797	$—	$—	$—	$7,225	$62,022	1.6%
Commercial Services & Supplies	76,017	—	—	7,200	280	83,497	2.1%
Construction & Engineering	56,753	—	—	—	84,926	141,679	3.6%
Consumer Finance	454,041	—	—	—	268,049	722,090	18.2%
Diversified Consumer Services	—	—	—	—	3,833	3,833	0.1%
Energy Equipment & Services	81,566	—	—	—	37,697	119,263	3.0%
Equity Real Estate Investment Trusts (REITs)	651,586	—	—	—	761,144	1,412,730	35.7%
Health Care Providers & Services	278,429	—	—	—	129,105	407,534	10.3%
Machinery	33,622	—	—	—	22,496	56,118	1.4%
Media	29,723	—	—	—	84,971	114,694	2.9%
Online Lending	25,058	—	—	—	—	25,058	0.6%
Personal Products	65,336	—	—	—	—	65,336	1.6%
Trading Companies & Distributors	32,708	—	—	—	3,406	36,114	0.9%
Structured Finance (A)	194,510	—	—	—	—	194,510	4.9%
Total Control Investments	$2,034,146	$—	$—	$7,200	$1,403,132	$3,444,478	86.9%
Fair Value % of Net Assets	51.3%	—%	—%	0.2%	35.4%	86.9%
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$9,755	$9,755	0.2%
Diversified Consumer Services	69,029	151,818	—	—	66,904	287,751	7.3%
Textiles, Apparel & Luxury Goods	—	—	—	—	19,769	19,769	0.5%
Total Affiliate Investments	$69,029	$151,818	$—	$—	$96,428	$317,275	8.0%
Fair Value % of Net Assets	1.7%	3.8%	—%	—%	2.5%	8.0%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$92,978	$95,000	$—	$—	$—	$187,978	4.7%
Auto Components	22,251	100,510	—	—	—	122,761	3.1%
Building Products	—	34,669	—	—	—	34,669	0.9%
Capital Markets	—	41,640	—	—	—	41,640	1.1%
Commercial Services & Supplies	69,021	181,895	—	—	10,145	261,061	6.6%
Communications Equipment	8,743	47,864	—	—	—	56,607	1.4%
Consumer Finance	26,681	—	—	—	—	26,681	0.7%
Distributors	160,832	6,076	—	—	2,012	168,920	4.2%
Diversified Consumer Services	—	19,717	—	—	—	19,717	0.5%
Diversified Financial Services	36,816	—	—	—	—	36,816	0.9%
Diversified Telecommunication Services	43,854	119,457	—	—	—	163,311	4.1%
Food & Staples Retailing	27,146	—	—	—	—	27,146	0.7%
Food Products	—	125,700	—	—	—	125,700	3.2%
Health Care Equipment & Supplies	—	6,894	—	—	—	6,894	0.2%
Health Care Providers & Services	179,381	157,370	—	—	1,542	338,293	8.4%
Health Care Technology	128,927	—	—	—	—	128,927	3.3%
Hotels, Restaurants & Leisure	22,234	—	—	—	—	22,234	0.6%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2022 (Unaudited) and June 30, 2022 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Household Durables	96,485	26,364	—	—	—	122,849	3.1%
Household Products	20,874	—	—	—	—	20,874	0.5%
Interactive Media & Services	226,054	—	—	—	—	226,054	5.7%
Internet & Direct Marketing Retail	16,946	—	—	—	—	16,946	0.4%
IT Services	210,459	138,251	—	—	—	348,710	8.8%
Leisure Products	67,534	—	—	—	—	67,534	1.7%
Machinery	56,713	9,749	—	—	—	66,462	1.7%
Media	50,874	—	—	—	87	50,961	1.3%
Pharmaceuticals	25,829	—	—	—	—	25,829	0.7%
Professional Services	66,108	119,563	—	—	—	185,671	4.7%
Software	—	50,013	—	—	—	50,013	1.3%
Textiles, Apparel & Luxury Goods	165,628	8,734	—	—	—	174,362	4.4%
Structured Finance (A)	—	—	695,292	—	—	695,292	17.5%
Total Non-Control/Non-Affiliate	$1,822,368	$1,289,466	$695,292	$—	$13,786	$3,820,912	96.4%
Fair Value % of Net Assets	46.0%	32.6%	17.5%	—%	0.3%	96.4%
Total Portfolio	$3,925,543	$1,441,284	$695,292	$7,200	$1,513,346	$7,582,665	191.3%
Fair Value % of Net Assets	99.0%	36.4%	17.5%	0.2%	38.2%	191.3%
(A) Our SSN investments do not have industry concentrations and as such have been separated in the tables above.
(B) Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.
(38)The following table shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of June 30, 2022:
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2022 (Unaudited) and June 30, 2022 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$53,209	$—	$—	$—	$55,581	$108,790
Commercial Services & Supplies	119,139	—	—	7,200	27,349	153,688
Construction & Engineering	56,753	—	—	—	11,506	68,259
Consumer Finance	450,387	—	—	—	71,323	521,710
Diversified Consumer Services	—	—	—	—	2,378	2,378
Energy Equipment & Services	79,346	—	—	—	221,150	300,496
Equity Real Estate Investment Trusts (REITs)	631,486	—	—	—	15,830	647,316
Health Care Providers & Services	273,448	—	—	—	45,118	318,566
Machinery	33,622	—	—	—	6,866	40,488
Media	29,723	—	—	—	—	29,723
Online Lending	29,080	—	—	—	—	29,080
Personal Products	71,101	—	—	—	189,295	260,396
Trading Companies & Distributors	32,716	—	—	—	32,500	65,216
Structured Finance (A)	186,800	—	—	—	—	186,800
Total Control Investments	$2,046,810	$—	$—	$7,200	$678,896	$2,732,906
Affiliate Investments
Commercial Services & Supplies	$3,680	$—	$—	$—	$10,303	$13,983
Diversified Consumer Services	71,382	153,931	—	—	—	225,313
Textiles, Apparel & Luxury Goods	—	—	—	—	2,805	2,805
Total Affiliate Investments	$75,062	$153,931	$—	$—	$13,108	$242,101
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$83,077	$95,000	$—	$—	$—	$178,077
Auto Components	22,388	82,111	—	—	—	104,499
Building Products	—	35,000	—	—	—	35,000
Capital Markets	—	42,500	—	—	—	42,500
Commercial Services & Supplies	70,342	185,282	—	—	1,500	257,124
Communications Equipment	9,202	50,578	—	—	—	59,780
Consumer Finance	47,029	—	—	—	—	47,029
Distributors	174,800	103,730	—	—	—	278,530
Diversified Consumer Services	—	22,702	—	—	—	22,702
Diversified Financial Services	36,878	—	—	—	—	36,878
Diversified Telecommunication Services	44,220	121,746	—	—	—	165,966
Food & Staples Retailing	9,262	—	—	—	—	9,262
Food Products	—	130,998	—	—	—	130,998
Health Care Equipment & Supplies	—	7,483	—	—	—	7,483
Health Care Providers & Services	182,160	158,704	—	—	1,546	342,410
Health Care Technology	89,675	—	—	—	—	89,675
Hotels, Restaurants & Leisure	23,359	—	—	—	—	23,359
Household Durables	91,406	29,768	—	—	2,001	123,175
Household Products	20,936	—	—	—	—	20,936
Insurance	—	21,966	—	—	—	21,966
Interactive Media & Services	233,204	—	—	—	—	233,204
Internet & Direct Marketing Retail	20,212	—	—	—	—	20,212
IT Services	176,855	128,456	—	—	—	305,311
Leisure Products	39,014	—	—	—	1	39,015
Machinery	58,310	9,982	—	—	—	68,292
Media	51,348	—	—	—	26,991	78,339
Paper & Forest Products	—	11,445	—	—	—	11,445
Pharmaceuticals	25,557	—	—	—	—	25,557
Professional Services	81,536	123,496	—	—	—	205,032
Software	—	52,295	—	—	—	52,295
Technology Hardware, Storage & Peripherals	—	12,447	—	—	—	12,447
Textiles, Apparel & Luxury Goods	166,686	8,937	—	—	—	175,623
Structured Finance	—	—	997,703	—	—	997,703
Total Non-Control/Non-Affiliate	$1,757,456	$1,434,626	$997,703	$—	$32,039	$4,221,824
Total Portfolio Investment Cost	$3,879,328	$1,588,557	$997,703	$7,200	$724,043	$7,196,831
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2022 (Unaudited) and June 30, 2022 (Continued)

The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of June 30, 2022:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Control Investments
Aerospace & Defense	$53,209	$—	$—	$—	$12,557	$65,766	1.6%
Commercial Services & Supplies	73,316	—	—	7,200	1,878	82,394	2.0%
Construction & Engineering	56,753	—	—	—	89,230	145,983	3.5%
Consumer Finance	452,317	—	—	—	282,301	734,618	17.8%
Diversified Consumer Services	—	—	—	—	3,833	3,833	0.1%
Energy Equipment & Services	79,346	—	—	—	47,254	126,600	3.1%
Equity Real Estate Investment Trusts (REITs)	631,486	—	—	—	768,371	1,399,857	34.0%
Health Care Providers & Services	273,448	—	—	—	132,746	406,194	9.9%
Machinery	33,622	—	—	—	23,301	56,923	1.4%
Media	29,723	—	—	—	80,220	109,943	2.7%
Online Lending	29,080	—	—	—	—	29,080	0.7%
Personal Products	59,179	—	—	—	—	59,179	1.4%
Trading Companies & Distributors	31,147	—	—	—	—	31,147	0.8%
Structured Finance (A)	186,800	—	—	—	—	186,800	4.5%
Total Control Investments	$1,989,426	$—	$—	$7,200	$1,441,691	$3,438,317	83.5%
Fair Value % of Net Assets	48.3%	—%	—%	0.2%	35.0%	83.5%
Affiliate Investments
Commerical Sevices & Supplies	$3,680	$—	$—	$—	$13,324	$17,004	0.4%
Diversified Consumer Services	71,382	153,931	—	—	114,940	340,253	8.2%
Textiles, Apparel & Luxury Goods	—	—	—	—	36,007	36,007	0.9%
Total Affiliate Investments	$75,062	$153,931	$—	$—	$164,271	$393,264	9.5%
Fair Value % of Net Assets	1.8%	3.7%	—%	—%	4.0%	9.5%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$83,414	$95,000	$—	$—	$—	$178,414	4.3%
Auto Components	22,210	81,326	—	—	—	103,536	2.5%
Commercial Services & Supplies	70,221	183,889	—	—	3,457	257,567	6.3%
Communications Equipment	8,962	48,594	—	—	—	57,556	1.4%
Building Products	—	34,697	—	—	—	34,697	0.8%
Capital Markets	—	41,574	—	—	—	41,574	1.0%
Consumer Finance	30,550	—	—	—	—	30,550	0.7%
Distributors	174,001	6,107	—	—	—	180,108	4.4%
Diversified Consumer Services	—	21,583	—	—	—	21,583	0.5%
Diversified Financial Services	36,878	—	—	—	—	36,878	0.9%
Diversified Telecommunication Services	44,090	122,266	—	—	—	166,356	4.0%
Food & Staples Retailing	9,440	—	—	—	—	9,440	0.2%
Food Products	—	127,436	—	—	—	127,436	3.1%
Health Care Equipment & Supplies	—	6,966	—	—	—	6,966	0.2%
Health Care Providers & Services	181,747	158,843	—	—	1,807	342,397	8.4%
Health Care Technology	89,675	—	—	—	—	89,675	2.2%
Hotels, Restaurants & Leisure	22,651	—	—	—	—	22,651	0.5%
Household Durables	91,406	27,633	—	—	3,613	122,652	3.0%
Household Products	20,936	—	—	—	—	20,936	0.5%
Insurance	—	22,280	—	—	—	22,280	0.5%
Interactive Media & Services	233,204	—	—	—	—	233,204	5.8%
Internet & Direct Marketing Retail	17,454	—	—	—	—	17,454	0.4%
IT Services	176,855	126,826	—	—	—	303,681	7.4%
Leisure Products	38,757	—	—	—	—	38,757	0.9%
Machinery	57,866	9,669	—	—	—	67,535	1.6%
Media	51,197	—	—	—	—	51,197	1.2%
Paper & Forest Products	—	4,952	—	—	—	4,952	0.1%
Pharmaceuticals	25,962	—	—	—	—	25,962	0.6%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2022 (Unaudited) and June 30, 2022 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Professional Services	79,056	124,200	—	—	—	203,256	4.9%
Software	—	52,500	—	—	—	52,500	1.3%
Technology Hardware, Storage & Peripherals	—	12,398	—	—	—	12,398	0.3%
Textiles, Apparel & Luxury Goods	166,686	8,666	—	—	—	175,352	4.4%
Structured Finance	—	—	711,429	—	—	711,429	17.3%
Total Non-Control/Non-Affiliate	$1,733,218	$1,317,405	$711,429	$—	$8,877	$3,770,929	91.6%
Fair Value % of Net Assets	42.1%	32.0%	17.3%	—%	0.2%	91.6%
Total Portfolio	$3,797,706	$1,471,336	$711,429	$7,200	$1,614,839	$7,602,510	184.6%
Fair Value % of Net Assets	92.2%	35.7%	17.3%	0.2%	39.2%	184.6%
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2022 (Unaudited) and June 30, 2022 (Continued)

(39)The interest rate on these investments, excluding those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended September 30, 2022:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
CP Energy Services Inc. - First Lien Term Loan	12.67%	—%	12.67%	(A)
CP Energy Services Inc. - First Lien Term Loan	12.67%	—%	12.67%	(A)
CP Energy Services Inc. - First Lien Term Loan A to Spartan Energy Services, LLC	11.12%	—%	11.12%	(B)
Credit Central Loan Company, LLC - First Lien Term Loan	5.00%	—%	5.00%	(C)
Echelon Transportation, LLC - First Lien Term Loan	6.00%	—%	6.00%	(D)
First Tower Finance Company LLC - First Lien Term Loan	9.37%	2.63%	12.00%
InterDent, Inc. - First Lien Term Loan B	12.00%	—%	12.00%
MITY, Inc. - First Lien Term Loan B	—%	10.00%	10.00%
National Property REIT Corp. - First Lien Term Loan A	—%	3.53%	3.53%
National Property REIT Corp. - First Lien Term Loan B	—%	5.50%	5.50%
National Property REIT Corp. - First Lien Term Loan C	—%	2.25%	2.25%
National Property REIT Corp. - First Lien Term Loan D	—%	2.50%	2.50%
Nationwide Loan Company LLC - First Lien Term Loan	10.00%	—%	10.00%
Pacific World Corporation - Revolving Line of Credit	10.37%	—%	10.37%	(E)
Pacific World Corporation - First Lien Term Loan A	8.37%	—%	8.37%
Town & Country Holdings, Inc. - First Lien Term Loan	4.875%	—%	4.875%	(F)
TPS, LLC - First Lien Term Loan	1.50%	—%	1.50%
USES Corp. - First Lien Equipment Term Loan	12.12%	—%	12.12%
Valley Electric Co. of Mt. Vernon, Inc. - First Lien Term Loan	—%	2.50%	2.50%
Valley Electric Company, Inc. - First Lien Term Loan	—%	10.00%	10.00%
Valley Electric Company, Inc. - First Lien Term Loan B	—%	4.50%	4.50%
(A) Effective September 20, 2022, the CP Energy Fifteenth Amendment to Loan Agreement was amended to allow 100% of the September 30, 2022 interest accruing in cash to be payable in kind resulting in a current PIK rate capitalized of 12.67%.
(B) On August 22, 2022, the Spartan Energy Services, LLC Twenty-Fifth Amendment to Amended and Restated Senior Secured Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 11.12%.
(C) On September 30, 2022, the Credit Central Senior Subordinated Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 10.00%.
(D) On January 31, 2022, the Echelon Fifth Amendment and Restated Credit Agreement was amended to remove the PIK rate and to allow the interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 6.00%.
(E) Effective as of December 29, 2021, the Pacific World Corporation Amendment No. 8 was amended to allow the Revolving Line of Credit interest accruing in cash to be payable in kind resulting in a maximum current rate of 10.37%.
(F) On August 31, 2022, the Town & Country Holdings, Inc. Seventh Amendment to Loan Agreement was amended to allow the First Lien Term loan interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 4.875%.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2022 (Unaudited) and June 30, 2022 (Continued)
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
(B) On October 28, 2021, the Spartan Energy Services, LLC Twenty-Second Amendment to Amended and Restated Senior Secured Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in maximum current PIK rate of 9.67%.
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
(E) Effective as of December 29, 2021, the Pacific World Corporation Amendment No. 8 was amended to allow the Revolving Line of Credit interest accruing in cash to be payable in kind resulting in a maximum current rate of 8.92%
(F) On December 31, 2021, the Town & Country Holdings, Inc. Seventh Amendment to Loan Agreement was amended to allow the First Lien Term Loan interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 8.125%. As of June 30, 2022 there is no longer interest accruing as payable in kind.
(G) On March 28, 2022, the Valley Electric Company, Inc. Loan Agreement was amended to allow interest accruing at a maximum current PIK rate of 4.50%.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2022 (Unaudited) and June 30, 2022 (Continued)
(40)As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the three months ended September 30, 2022 with these controlled investments were as follows:

Controlled Companies	Fair Value at June 30, 2022	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at September 30, 2022	Interest income	Dividend income	Other income	Net realized gains (losses)
CP Energy Services Inc.	$64,260	$1,521	$—	$(608)	$65,173	$1,521	$—	$—	$—
CP Energy - Spartan Energy Services, Inc.	48,441	699	—	(8,362)	40,778	700	—	—	—
Credit Central Loan Company, LLC	76,935	1,882	—	(11,360)	67,457	1,859	—	—	—
Echelon Transportation, LLC	65,766	1,588	—	(5,332)	62,022	869	—	—	—
First Tower Finance Company LLC	607,283	9,577	—	(11,578)	605,282	20,235	—	—	—
Freedom Marine Solutions, LLC	13,899	—	—	(587)	13,312	—	—	—	—
InterDent, Inc.	406,194	4,981	—	(3,641)	407,534	7,508	—	—	—
Kickapoo Ranch Pet Resort	3,833	—	—	—	3,833	—	50	—	—
MITY, Inc.	59,999	—	(573)	(1,598)	57,828	1,897	—	—	—
National Property REIT Corp.	1,615,737	77,600	(52,500)	(8,539)	1,632,298	20,272	—	20,665	—
Nationwide Loan Company LLC	50,400	522	—	(1,571)	49,351	1,045	—	—	—
NMMB, Inc.	109,943	—	—	4,751	114,694	818	1,093	—	(1,093)
Pacific World Corporation	59,179	2,003	—	4,154	65,336	1,508	—	—	—
R-V Industries, Inc.	56,923	—	—	(805)	56,118	985	—	—	—
Universal Turbine Parts, LLC	31,147	—	(8)	4,975	36,114	688	—	—	—
USES Corp.	22,395	6,114	—	(2,840)	25,669	173	—	—	—
Valley Electric Company, Inc.	145,983	—	44	(4,348)	141,679	2,185	44	—	—
Total	$3,438,317	$106,487	$(53,037)	$(47,289)	$3,444,478	$62,263	$1,187	$20,665	$(1,093)
(A) Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, OID accretion and PIK interest, and any transfer of investments.
(B) Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.

(41)As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the three months ended September 30, 2022 with these affiliated investments were as follows:

Affiliated Companies	Fair Value at June 30, 2022	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at September 30, 2022	Interest income	Dividend income	Other income	Net realized gains (losses)
Nixon, Inc.	—	—	—	—	—	—	—	—	—
PGX Holdings, Inc.	340,253	—	(743)	(51,759)	287,751	7,430	—	133	—
RGIS Services, LLC	17,004	—	(4,460)	(2,789)	9,755	31	1,374	—	—
Targus Cayman HoldCo Limited	36,007	—	—	(16,238)	19,769	—	—	—	—
Total	$393,264	$—	$(5,203)	$(70,786)	$317,275	$7,461	$1,374	$133	$—
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2022 (Unaudited) and June 30, 2022 (Continued)
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
(43)As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2022 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2021	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at June 30, 2022	Interest income	Dividend income	Other income	Net realized gains (losses)
Nixon, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
PGX Holdings, Inc.	$313,089	$229,984	$(190,825)	$(11,995)	$340,253	$30,032	$—	$4,032	$—
RGIS Services, LLC	$17,440	$—	$—	$(436)	$17,004	$317	$256	$—	$—
Targus Cayman HoldCo Limited	$26,205	$—	$—	$9,802	$36,007	$—	$—	$—	$—
	356,734	229,984	(190,825)	(2,629)	393,264	30,349	256	4,032	—
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2022 (Unaudited) and June 30, 2022 (Continued)

(44)Acquisition date represents the date of PSEC's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at PSEC's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments) (See endnote 45 for NPRC equity follow-on acquisitions):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
8th Avenue Food & Provisions, Inc.	Second Lien Term Loan	11/17/2020, 9/17/2021	7,051
Amerilife Group, LLC	Second Lien Term Loan	9/3/2020, 12/2/2020, 6/10/2021	12,060
Apidos CLO XI	Subordinated Structured Note	11/2/2016, 4/8/2021	7,559
Apidos CLO XII	Subordinated Structured Note	1/26/2018	4,070
Apidos CLO XV	Subordinated Structured Note	3/29/2018	6,480
Apidos CLO XXII	Subordinated Structured Note	2/24/2020	1,912
Atlantis Health Care Group (Puerto Rico), Inc.	First Lien Revolving Line of Credit	4/15/2013, 5/21/2013, 3/11/2014, 6/26/2017, 9/29/2017, 10/12/2017, 10/31/2017	7,500
Atlantis Health Care Group (Puerto Rico), Inc.	First Lien Term Loan	12/9/2016	42,000
Barings CLO 2018-III	Subordinated Structured Note	5/18/2018	9,255
BCPE North Star US Holdco 2, Inc.	Second Lien Term Loan	12/30/2021	65,000
Belnick, LLC	First Lien Term Loan	6/27/2022	5,000
Broder Bros., Co.	First Lien Term Loan	1/29/2019, 2/28/2019, 9/10/2021, 9/30/2021	25,370
California Street CLO IX Ltd.	Subordinated Structured Note	9/6/2016, 10/17/2016	6,842
Cent CLO 21 Limited	Subordinated Structured Note	7/12/2018	1,024
CIFC Funding 2014-IV-R, Ltd.	Subordinated Structured Note	10/12/2018, 12/20/2021	2,860
Collections Acquisition Company, Inc.	First Lien Term Loan	1/13/2022	6,900
Columbia Cent CLO 27 Limited	Subordinated Structured Note	12/2/2021	7,815
CP Energy Services Inc.	First Lien Term Loan A to Spartan Energy Services, LLC	4/9/2021, 1/10/2022	12,181
CP Energy Services Inc.	Common Stock	10/11/2013, 12/26/2013, 4/6/2018, 12/31/2019	69,586
Credit Central Loan Company, LLC	Class A Units	12/28/2012, 3/28/2014, 6/26/2014, 9/28/2016, 8/21/2019	11,975
Credit Central Loan Company, LLC	First Lien Term Loan	6/26/2014, 9/28/2016	41,335
Curo Group Holdings Corp.	First Lien Term Loan	8/31/2021, 11/18/2021, 1/12/2022	17,033
DRI Holding, Inc.	First Lien Term Loan	4/26/2022, 7/21/2022	12,999
DRI Holding, Inc.	Second Lien Term Loan	5/18/2022	10,000
Echelon Transportation, LLC	Membership Interest	3/31/2014, 9/30/2014, 12/9/2016	22,488
Echelon Transportation, LLC	First Lien Term Loan	11/14/2018, 7/9/2019, 5/5/2020, 10/9/2020, 1/21/2021, 3/18/2021	5,465
First Brands Group	First Lien Term Loan	4/27/2022	5,955
First Brands Group	Second Lien Term Loan	5/12/2022	4,938
First Tower Finance Company LLC	Class A Units	12/30/2013, 6/24/2014, 12/15/2015, 11/21/2016, 3/9/2018	39,885
First Tower Finance Company LLC	First Lien Term Loan to First Tower, LLC	12/15/2015, 3/9/2018, 3/24/2022	43,047
Freedom Marine Solutions, LLC	Membership Interest	10/1/2009, 12/22/2009, 1/13/2010, 3/30/2010, 5/13/2010, 2/14/2011, 4/28/2011, 7/7/2011, 10/20/2011, 10/30/2015, 1/7/2016, 4/11/2016, 8/11/2016, 1/30/2017, 4/20/2017, 6/13/2017, 8/30/2017, 1/17/2018, 2/15/2018, 5/8/2018, 10/31/2018, 5/14/2021, 4/18/2022	41,468
Galaxy XV CLO, Ltd.	Subordinated Structured Note	8/21/2015, 3/10/2017	9,161
Galaxy XXVII CLO, Ltd.	Subordinated Structured Note	6/11/2015	1,460
Help/Systems Holdings, Inc.	Second Lien Term Loan	5/11/2021, 10/14/2021	54,649
Interdent, Inc.	First Lien Term Loan A	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014, 7/14/2021, 3/28/2022	93,903
Interdent, Inc.	First Lien Term Loan B	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
Interventional Management Services, LLC	First Lien Revolving Line of Credit	2/25/2021, 11/17/2021	5,000
Jefferson Mill CLO Ltd.	Subordinated Structured Note	9/21/2018	2,047
K&N Parent, Inc.	Second Lien Term Loan	8/14/2018, 9/5/2018, 9/7/2018, 9/10/2018, 9/24/2018, 11/12/2020	13,111
Kickapoo Ranch Pet Resort	Membership Interest	10/21/2019, 12/4/2019	28
LCM XIV Ltd.	Subordinated Structured Note	9/25/2015, 5/18/2018	9,422
LGC US FINCO, LLC	First Lien Term Loan	3/2/2022	2,095
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2022 (Unaudited) and June 30, 2022 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Mamba Purchaser, Inc.	Second Lien Term Loan	5/4/2022, 5/10/2022	17,860
Medical Solutions Holdings, Inc.	Second Lien Term Loan	5/4/2022, 9/22/2022	1,423
MITY, Inc.	Common Stock	6/23/2014	7,200
MITY, Inc.	First Lien Term Loan A	1/17/2017, 3/23/2021	10,650
MITY, Inc.	First Lien Term Loan B	1/17/2017, 6/3/2019	11,000
Nationwide Loan Company LLC	Class A Units	3/28/2014, 6/18/2014, 9/30/2014, 6/29/2015, 3/31/2016, 8/31/2016, 5/31/2017, 10/31/2017	20,469
Nationwide Loan Company LLC	First Lien Term Loan	12/28/2015, 8/31/2016	1,999
National Property REIT Corp.	First Lien Term Loan A	4/3/2020, 5/15/2020, 6/10/2020, 7/29/2020, 8/14/2020, 9/15/2020,10/15/2020, 10/30/2020, 11/10/2020, 11/13/2020, 11/19/2020, 12/11/2020, 1/27/2021, 2/25/2021, 3/11/2021, 5/14/2021, 6/14/2021, 6/25/2021, 8/16/2021, 11/15/2021, 11/26/2021, 12/1/2021, 12/28/2021, 1/14/2022, 2/15/2022, 3/17/2022, 3/28/2022, 4/1/2022, 4/7/2022, 5/24/2022, 6/6/2022, 7/5/2022, 8/31/2022	525,419
National Property REIT Corp.	First Lien Term Loan B	12/8/2021, 12/17/2021, 1/13/2022, 2/8/2022, 2/14/2022, 2/17/2022, 2/24/2022	28,880
National Property REIT Corp.	First Lien Term Loan C	10/23/2019, 1/23/2020, 3/31/2020, 4/8/2020, 8/4/2020, 12/7/2021, 1/7/2022, 2/2/2022, 5/12/2022, 5/19/2022, 6/6/2022, 8/1/2022, 9/15/2022, 9/19/2022	239,200
NMMB, Inc.	First Lien Term Loan	12/30/2019, 3/28/2022	40,100
Octagon Investment Partners XV, Ltd.	Subordinated Structured Note	4/27/2015, 8/3/2015, 6/27/2017	10,516
Octagon Investment Partners 18-R Ltd.	Subordinated Structured Note	3/23/2018	8,908
Pacific World Corporation	First Lien Revolving Line of Credit	10/21/2014, 12/19/2014, 4/7/2015, 4/22/2015, 8/12/2016, 10/18/2016, 2/7/2017, 2/21/2017, 4/26/2017, 10/11/2017, 10/17/2017, 1/16/2018, 12/27/2018, 3/15/2019, 7/2/2019, 8/15/2019, 9/1/2021, 10/19/2021, 9/6/2022	41,325
Pacific World Corporation	Convertible Preferred Equity	4/3/2019, 4/29/2019, 6/3/2019, 10/4/2019, 11/12/2019, 12/20/2019, 1/7/2020, 3/5/2020, 12/30/2021	22,600
PeopleConnect Holdings, LLC	First Lien Term Loan	10/21/2021	82,005
PetVet Care Centers, LLC (f/k/a Pearl Intermediate Parent LLC)	Second Lien Term Loan	11/22/2021, 5/10/2022	10,950
PGX Holdings, Inc.	First Lien Term Loan	11/16/2021, 5/25/2022	25,000
Reception Purchaser, LLC	First Lien Term Loan	7/29/2022, 9/22/2022	9,655
Redstone Holdco 2 LP	Second Lien Term Loan	9/10/2021	17,903
Romark WM-R Ltd.	Subordinated Structured Note	3/29/2018	5,125
Rosa Mexicano	First Lien Revolving Line of Credit	3/27/2020	500
R-V Industries, Inc.	First Lien Term Loan	3/4/2022	5,000
R-V Industries, Inc.	Common Stock	12/27/2016	1,854
Securus Technologies Holdings, Inc.	Second Lien Term Loan	11/13/2017, 11/24/2017, 8/6/2018, 8/24/2018, 3/18/2019	22,750
Shiftkey, LLC	First Lien Term Loan	8/26/2022, 9/14/2022, 9/23/2022	39,450
Shutterfly, LLC	2021 Refinancing First Lien Term Loan B	9/17/2021	3,969
Sorenson Communications, LLC	First Lien Term Loan	5/12/2022, 5/19/2022	19,675
Symphony CLO XV, Ltd.	Subordinated Structured Note	12/7/2018	2,655
Town & Country Holdings, Inc.	First Lien Term Loan	7/13/2018, 7/16/2018	105,000
United Sporting Companies, Inc.	Second Lien Term Loan	3/7/2013	58,650
Universal Turbine Parts, LLC	First Lien Delayed Draw Term Loan	10/24/2019, 2/7/2020, 2/26/2020, 4/5/2021	3,216
USES Corp.	First Lien Term Loan A	6/15/2016, 6/29/2016, 2/22/2017, 4/27/2017, 5/4/2017, 8/30/2017, 10/11/2017, 12/11/2018, 8/30/2019	14,100
USG Intermediate, LLC	First Lien Revolving Line of Credit	7/2/2015, 9/23/2015, 9/14/2017, 8/21/2019, 9/17/2020, 9/18/2021, 5/19/2022	10,700
USG Intermediate, LLC	First Lien Term Loan B	8/24/2017, 7/30/2021, 2/9/2022, 8/17/2022	57,975
Valley Electric Company, Inc.	Common Stock	12/31/2012, 6/24/2014	18,502
Valley Electric Company, Inc.	First Lien Term Loan	6/30/2014, 8/31/2018, 3/28/2022	18,129
ViaPath Technologies (f/k/a Global Tel*Link Corporation)	Second Lien Term Loan	4/10/2019, 8/22/2019, 9/20/2019, 9/14/2021, 9/17/2021, 12/17/2021, 2/7/2022	96,743
Vision Solutions, Inc.	Second Lien Term Loan	5/28/2021, 6/24/2021, 6/3/2022	59,333
Voya CLO 2014-1, Ltd.	Subordinated Structured Note	3/29/2018	3,943
VT Topco, Inc.	Second Lien Term Loan	5/2/2022, 5/12/2022	4,941
VT Topco, Inc.	2021 Second Lien Term Loan	4/27/2022, 5/12/2022	6,939
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2022 (Unaudited) and June 30, 2022 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Wellful Inc.	First Lien Term Loan	7/28/2022	3,860
Wellpath Holdings, Inc.	First Lien Term Loan	10/8/2019, 10/8/2021	9,592
Wellpath Holdings, Inc.	Second Lien Term Loan	8/20/2019	1,993
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

Fiscal Year	Follow-On Investments (NPRC Common Stock, excluding cost of initial investment)
2014	$4,555
2015	68,693
2016	93,857
2017	116,830
2018	137,024
2019	11,582
2020	19,800
2022	15,620
2023	3,600
(46)Prospect owns 38.95% of the preferred stock of Legere Pharmaceutical Holdings, Inc. (“Legere”), which represents 4.98% voting interest in Legere. Legere is the parent company of the borrower, Preventics, Inc. (d/b/a Legere Pharmaceuticals).
(47)This investment represents a Level 2 security in the ASC 820 table as of September 30, 2022. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.
(48)CP Iris Holdco I, Inc. and CP Iris Holdco II, Inc. are joint borrowers on the Second Lien Term Loan.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Cash
All cash balances are maintained with high credit quality financial institutions which are members of the Federal Deposit Insurance Corporation (“FDIC”). Cash held at financial institutions, at times, has exceeded the FDIC insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institutions where the amounts are held.

Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three months ended September 30, 2022. Refer to Note 12. Income Taxes.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of September 30, 2022 and June 30, 2022, our qualifying assets as a percentage of total assets, stood at 81.06% and 80.64%, respectively.
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
Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific identification method. Amounts for investments traded but not yet settled are reported in Due to Broker or Due from Broker, in the Consolidated Statements of Assets and Liabilities. As of September 30, 2022, we have no assets going through foreclosure.
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
Other Risks
Political developments, including civil conflicts and war, sanctions or other measures by the United States or other governments, natural disasters, public health crises and other events outside the Company's control can directly or indirectly have a material adverse impact on the Company and our portfolio companies.

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
Convertible Notes
We have recorded the Convertible Notes at their contractual amounts and at issuance, we determined that the embedded conversion options in the Convertible Unsecured Notes are not required to be separately accounted for as a derivative under ASC 815, Derivatives and Hedging. The adoption of ASU 2020-06 (defined below under Recent Accounting Prouncements) did not impact the accounting for the Convertible Notes. See Note 5 for further discussion on our Convertible Notes outstanding.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of September 30, 2022, approximately 0.3% of our total assets at fair value are in non-accrual status.
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
Other income consists of structuring fees, amendment fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous receipts, which are recognized as revenue when received. Structuring fees, and certain other amendment or advisory fees, are derived from us providing specific transaction or advisory related services to our portfolio companies. We evaluate and make conclusions on the appropriateness of taking fees immediately into revenue in accordance with ASC Topic 606. Our fees are generally earned in response to us providing advisory assistance to our portfolio companies for capital structuring services (amendments where applicable). These fees are generated from new originations as well as from follow-on investments and amendments to existing portfolio companies. These fees are fixed based on contractual terms, are generally only available to us as a result of PSEC’s investments, are paid at the closing, are generally non-recurring and non-refundable and are recognized as revenue upon completion of our performance obligations (closing of transaction, execution of amendments, etc.). See Note 10 Other Income.
Dividend income is recorded on the ex-dividend date. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient current or accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
For the three months ended September 30, 2022 and September 30, 2021, the Company recorded dividend income of $2,901 and $1,267, respectively, and return of capital distributions of $4,736 and $0, respectively.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of September 30, 2022, we do not expect to have any excise tax due for the 2022 calendar year. Thus, we have not accrued any excise tax for this period.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2022, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2019 and thereafter remain subject to examination by the Internal Revenue Service.
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
Financing Costs
We record origination expenses related to our Revolving Credit Facility as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation for our Revolving Credit Facility. Debt issuance costs and origination discounts related to our Convertible Notes and Public Notes are presented net against the outstanding principal of the respective instrument and amortized as part of interest expense using the effective interest method over the stated life of the respective instrument. Debt issuance costs and origination discounts related to our Prospect Capital InterNotes® (collectively, with our Convertible Notes and Public Notes, our “Unsecured Notes”) are net against the outstanding principal amount of our Prospect Capital InterNotes® and are amortized as part of interest expense using the straight-line method over the stated maturity of the respective note. In the event that we modify or extinguish our debt before maturity, we follow the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Revolving Credit Facility, any unamortized deferred costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our Unsecured Notes, any unamortized deferred costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.

Unamortized deferred financing costs are presented as a direct deduction to the respective Unsecured Notes (see Notes 5, 6, and 7).
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of September 30, 2022 and June 30, 2022, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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
We compute earnings per common share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Basic earnings per common share is calculated by dividing the net increase (decrease) in net assets resulting from operations applicable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share gives effect to all dilutive potential common shares outstanding using the if-converted method for our Convertible Preferred Stock and Convertible Notes (together, “convertible instruments”). Diluted earnings per share excludes all dilutive potential common shares if their effect is anti-dilutive.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Preferred Stock
In accordance with ASC 480-10-S99-3A, the Company’s Preferred Stock (as defined in “Note 9. Equity Offerings, Offering Expenses, and Distributions”) has been classified in temporary equity on the Statement of Assets and Liabilities beginning the period ended September 30, 2021 due to the possibility of a Change of Control triggering event that could lead to redemption outside of the Company’s control. The Preferred Stock is recorded net of offering costs and issuance costs. Accrued and unpaid dividends relating to the Preferred Stock are included in the preferred stock carrying value on the Statement of Assets and Liabilities. Dividends declared on the Preferred Stock are included in preferred stock dividends on the Statement of Operations. 5.50% Preferred Stock issued prior to the issuance of our 5.35% Series A Preferred Stock has a carrying value on our Consolidated Statement of Assets and Liabilities equal to liquidation value per share.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended September 30, 2022.
On July 1, 2022, we adopted, ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adoption, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. We adopted ASU 2020-06 using the modified retrospective transition method. As a result, we are now required to calculate diluted earnings per share using the if-converted method for our convertible instruments. The Company’s adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 11. Net Increase (Decrease) in Net Assets per Common Share for additional information on the effects of the adoption of ASU 2020-06.
In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act. Rule 2a-5 establishes a consistent, principles-based framework for boards of directors to use in creating their own specific processes in order to determine fair values in good faith. The effective date for compliance with Rule 2a-5 was September 8, 2022. Adoption of Rule 2a-5 did not have a significant impact on the Company’s financial statements and disclosures as our board of directors has chosen to continue to determine fair value in good faith.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 3. Portfolio Investments
At September 30, 2022, we had investments in 128 long-term portfolio investments and CLOs, which had an amortized cost of $7,345,486 and a fair value of $7,582,665. At June 30, 2022, we had investments in 129 long-term portfolio investments and CLOs, which had an amortized cost of $7,196,831 and a fair value of $7,602,510.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $304,530 and $424,668 during the three months ended September 30, 2022 and September 30, 2021, respectively. Debt repayments and considerations from sales of equity securities of approximately $150,463 and $324,000 were received during the three months ended September 30, 2022 and September 30, 2021, respectively.
The following table shows the composition of our investment portfolio as of September 30, 2022 and June 30, 2022:

	September 30, 2022		June 30, 2022
	Cost	Fair Value	Cost	Fair Value
First Lien Revolving Line of Credit	$40,875	$40,751	$39,775	$39,746
First Lien Debt	3,980,337	3,884,792	3,839,553	3,757,960
Second Lien Debt	1,593,464	1,441,284	1,588,557	1,471,336
Unsecured Debt	7,200	7,200	7,200	7,200
Subordinated Structured Notes	990,723	695,292	997,703	711,429
Equity	732,887	1,513,346	724,043	1,614,839
Total Investments	$7,345,486	$7,582,665	$7,196,831	$7,602,510
.

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
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of September 30, 2022:

	Level 1	Level 2	Level 3	Total
First Lien Revolving Line of Credit	$—	$—	$40,751	$40,751
First Lien Debt	—	51,979	3,832,813	3,884,792
Second Lien Debt	—	—	1,441,284	1,441,284
Unsecured Debt	—	—	7,200	7,200
Subordinated Structured Notes	—	—	695,292	695,292
Equity	—	—	1,513,346	1,513,346
Total Investments	$—	$51,979	$7,530,686	$7,582,665

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
First Lien Revolving Line of Credit	$—	$—	$39,746	$39,746
First Lien Debt	—	73,816	3,684,144	3,757,960
Second Lien Debt	—	—	1,471,336	1,471,336
Unsecured Debt	—	—	7,200	7,200
Subordinated Structured Notes	—	—	711,429	711,429
Equity	—	—	1,614,839	1,614,839
Total Investments	$—	$73,816	$7,528,694	$7,602,510
The following tables show the aggregate changes in the fair value of our Level 3 investments during the three months ended September 30, 2022:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2022	$3,438,317	$393,264	$3,697,113	$7,528,694
Net realized losses on investments	(1,093)	—	(22,084)	(23,177)
Net change in unrealized losses	(47,289)	(70,786)	(46,057)	(164,132)
Net realized and unrealized losses	(48,382)	(70,786)	(68,141)	(187,309)
Purchases of portfolio investments	84,100	—	196,236	280,336
Payment-in-kind interest	22,202	—	1,992	24,194
Accretion (amortization) of discounts and premiums, net	185	—	(5,655)	(5,470)
Repayments and sales of portfolio investments	(51,944)	(5,203)	(70,066)	(127,213)
Transfers into Level 3(1)	—	—	17,454	17,454
Fair value as of September 30, 2022	$3,444,478	$317,275	$3,768,933	$7,530,686

	First Lien Revolving Line of Credit	First Lien Debt	Second Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2022	$39,746	$3,684,144	$1,471,336	$7,200	$711,429	$1,614,839	$7,528,694
Net realized (losses) gains on investments	—	(14,472)	(8,791)	—	1,179	(1,093)	(23,177)
Net change in unrealized losses	(95)	(9,584)	(34,959)	—	(9,157)	(110,337)	(164,132)
Net realized and unrealized losses	(95)	(24,056)	(43,750)	—	(7,978)	(111,430)	(187,309)
Purchases of portfolio investments	500	215,937	50,319	—	—	13,580	280,336
Payment-in-kind interest	654	23,540	—	—	—	—	24,194
Accretion (amortization) of discounts and premiums, net	2	694	813	—	(6,979)	—	(5,470)
Repayments and sales of portfolio investments	(56)	(84,900)	(37,434)	—	(1,180)	(3,643)	(127,213)
Transfers into Level 3(1)	—	17,454	—	—	—	—	17,454
Fair value as of September 30, 2022	$40,751	$3,832,813	$1,441,284	$7,200	$695,292	$1,513,346	$7,530,686

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended September 30, 2022 one of our first lien notes transferred out of Level 2 to Level 3 because inputs to the valuation became unobservable.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following tables show the aggregate changes in the fair value of our Level 3 investments during the three months ended September 30, 2021:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2021	$2,919,717	$356,734	$2,885,433	$6,161,884
Net realized gains on investments	3	—	—	3
Net change in unrealized gains	122,330	6,037	12,082	140,449
Net realized and unrealized gains	122,333	6,037	12,082	140,452
Purchases of portfolio investments	19,668	202,931	127,875	350,474
Payment-in-kind interest	18,615	27	148	18,790
Accretion (amortization) of discounts and premiums, net	137	2,026	(14,163)	(12,000)
Repayments and sales of portfolio investments	(34,380)	(188,698)	(70,262)	(293,340)
Fair Value as of September 30, 2021	$3,046,090	$379,057	$2,941,113	$6,366,260

	Revolving Line of Credit	First Lien Debt	1.5 Lien Debt	Second Lien Debt	Third Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2021	$27,503	$3,104,139	$18,164	$944,123	$3,950	$3,715	$756,109	$1,304,181	$6,161,884
Net realized gains on investments	—	—	—	—	—	3	—	—	3
Net change in unrealized gains (losses)	8	(4,403)	—	594	—	399	10,084	133,767	140,449
Net realized and unrealized gains (losses)	8	(4,403)	—	594	—	402	10,084	133,767	140,452
Purchases of portfolio investments	4,000	101,588	—	244,886	—	—	—	—	350,474
Payment-in-kind interest	—	17,037	—	1,753	—	—	—	—	18,790
Accretion (amortization) of discounts and premiums, net	—	2,856	—	568	—	—	(15,424)	—	(12,000)
Repayments and sales of portfolio investments	(32)	(140,369)	(18,164)	(134,772)	—	(3)	—	—	(293,340)
Fair value as of September 30, 2021	$31,479	$3,080,848	$—	$1,057,152	$3,950	$4,114	$750,769	$1,437,948	$6,366,260
The net change in unrealized (losses) gains on the investments that use Level 3 inputs was $(172,715) and $142,676 for investments still held as of September 30, 2022 and September 30, 2021, respectively.

The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of September 30, 2022 and June 30, 2022:

	September 30, 2022			June 30, 2022
	Cost	Fair Value	% of Portfolio	Cost	Fair Value	% of Portfolio
Equity Real Estate Investment Trusts (REITs)	$667,016	$1,412,730	18.6%	$647,316	$1,399,857	18.4%
Consumer Finance	580,719	748,771	9.9%	568,739	765,168	10.1%
All Other Industries	6,097,751	5,421,164	71.5%	5,980,776	5,437,485	71.5%
Total	$7,345,486	$7,582,665	100.0%	$7,196,831	$7,602,510	100.0%

As of September 30, 2022 investments in California comprised 10.2% of our investments at fair value, with a cost of $905,152 and a fair value of $772,462. As of June 30, 2022 investments in California comprised 10.1% of our investments at fair value, with a cost of $880,210 and a fair value of $768,646.

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
The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies and SSN investments. The COVID-19 pandemic continues to have a particularly adverse impact on industries in which certain of our portfolio companies operate, including energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies and SSN investments after September 30, 2022, including for the reasons described herein. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.
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
The COVID-19 pandemic has adversely impacted the fair value of some of our investments that operate in the aircraft leasing, energy, and restaurant industries as of September 30, 2022, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the COVID-19 pandemic. As a result, our valuations at September 30, 2022 may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of some of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may incur net unrealized losses or may incur realized losses after September 30, 2022, which could have a material adverse effect on our business, financial condition and results of operations.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2022 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (5)
First Lien Debt	$1,839,417	Discounted cash flow (Yield analysis)	Market yield	9.0%	to	25.8%	13.3%
First Lien Debt	481,583	Enterprise value waterfall (Market approach)	EBITDA multiple	5.8x	to	10.3x	8.8x
First Lien Debt	172,571	Enterprise value waterfall (Market approach)	Revenue multiple	0.5x	to	1.5x	1.0x
First Lien Debt	54,797	Enterprise value waterfall (Discounted cash flow)	Discount rate	7.5%	to	9.5%	8.5%
First Lien Debt (1)	25,058	Enterprise value waterfall	Loss-adjusted discount rate	6.2%	to	10.5%	8.3%
			Projected loss rates	—%	to	0.8%	—%
First Lien Debt (2)	194,511	Enterprise value waterfall	Discount rate (3)	10.7%	to	17.1%	12.8%
First Lien Debt	433,259	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.7x	to	2.1x	1.9x
			Earnings multiple	5.5x	to	8.0x	6.9x
First Lien Debt	20,782	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.0x	to	1.5x	1.3x
First Lien Debt	651,586	Enterprise value waterfall (NAV analysis)	Capitalization rate	3.6%	to	7.5%	4.8%
Second Lien Debt	1,421,133	Discounted cash flow (Yield analysis)	Market yield	10.9%	to	29.0%	14.7%
Second Lien Debt	14,075	Enterprise value waterfall (Market approach)	Revenue multiple	1.0x	to	1.5x	1.3x
Second Lien Debt	6,076	Asset recovery analysis	Recoverable amount	n/a			n/a
Unsecured Debt	7,200	Enterprise value waterfall (Market approach)	EBITDA multiple	5.8x	to	6.8x	6.3x
Subordinated Structured Notes	695,292	Discounted cash flow	Discount rate (3)	2.5%	to	31.6%	21.6%
Preferred Equity	25,927	Enterprise value waterfall (Market approach)	Revenue multiple	0.6x	to	1.5x	1.0x
Preferred Equity	5,418	Enterprise value waterfall (Market approach)	EBITDA multiple	7.5x	to	9.5x	8.6x
Preferred Equity	7,225	Enterprise value waterfall (Discounted cash flow)	Discount rate	7.5%	to	9.5%	8.5%
Common Equity/Interests/Warrants	426,796	Enterprise value waterfall (Market approach)	EBITDA multiple	4.0x	to	10.3x	8.3x
Common Equity/Interests/Warrants	87	Enterprise value waterfall (Market approach)	Revenue multiple	0.3x	to	1.5x	0.4x
Common Equity/Interests/Warrants (1)	2,053	Enterprise value waterfall	Loss-adjusted discount rate	6.2%	to	10.5%	8.3%
			Projected loss rates	—%	to	0.8%	—%
Common Equity/Interests/Warrants (2)	30,723	Enterprise value waterfall	Discount rate (3)	10.7%	to	17.1%	12.8%
Common Equity/Interests/Warrants (4)	60,697	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.6%	to	7.5%	4.8%
Common Equity/Interests/Warrants	239,480	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.7x	to	2.1x	1.9x
			Earnings multiple	5.5x	to	8.0x	7.0x
Common Equity/Interests/Warrants	28,569	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.0x	to	1.5x	1.3x
Common Equity/Interests/Warrants	667,671	Enterprise value waterfall (NAV analysis)	Capitalization rate	3.6%	to	7.5%	4.8%
Common Equity/Interests/Warrants	5,388	Enterprise value waterfall (Discounted cash flow)	Discount Rate	12.8%	to	30.0%	21.6%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average (5)
Common Equity/Interests/Warrants	13,312	Asset recovery analysis	Recoverable amount	n/a	n/a
Total Level 3 Investments	$7,530,686

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
(4)Represents Residual Profit Interests in Real Estate Investments.
(5)The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment. For the Loss-adjusted discount rate and Projected loss rate unobservable inputs of investments represented in (1), the weighted average is determined based on the purchase yield of recently issued loans within each respective term-grade cohort.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2022 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (5)
First Lien Debt	$1,722,265	Discounted cash flow (Yield analysis)	Market yield	8.1%	to	16.9%	11.7%
First Lien Debt	528,312	Enterprise value waterfall (Market approach)	EBITDA multiple	6.0x	to	10.5x	9.0x
First Lien Debt	108,222	Enterprise value waterfall (Market approach)	Revenue multiple	0.5x	to	1.2x	0.9x
First Lien Debt	53,209	Enterprise value waterfall (Discounted cash flow)	Discount rate	8.8%	to	10.8%	9.8%
First Lien Debt	12,199	Asset recovery analysis	Recoverable amount	n/a			n/a
First Lien Debt (1)	29,080	Enterprise value waterfall	Loss-adjusted discount rate	5.6%	to	9.4%	8.1%
			Projected loss rates	—%	to	1.6%	—%
First Lien Debt (2)	186,800	Enterprise value waterfall	Discount rate (3)	9.2%	to	14.8%	11.1%
First Lien Debt	432,057	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.2x	to	3.0x	2.7x
			Earnings multiple	4.8x	to	7.5x	7.0x
First Lien Debt	20,260	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.3x	to	1.5x	1.4x
First Lien Debt	631,486	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.3%	to	7.5%	4.5%
Second Lien Debt	1,460,277	Discounted cash flow (Yield analysis)	Market yield	9.6%	to	25.0%	13.0%
Second Lien Debt	4,952	Enterprise value waterfall (Market approach)	Revenue multiple	0.8x	to	1.0x	0.9x
Second Lien Debt	6,107	Asset recovery analysis	Recoverable amount	n/a			n/a
Unsecured Debt	7,200	Enterprise value waterfall (Market approach)	Revenue multiple	0.5x	to	0.6x	0.5x
Subordinated Structured Notes	711,429	Discounted cash flow	Discount rate (3)	6.9%	to	30.5%	18.7%
Preferred Equity	33,355	Enterprise value waterfall (Market approach)	Revenue multiple	0.8x	to	1.5x	1.2x
Preferred Equity	1,807	Enterprise value waterfall (Market approach)	EBITDA multiple	3.8x	to	4.8x	4.3x
Preferred Equity	12,557	Enterprise value waterfall (Market approach)	Discount rate	8.8%	to	10.8%	9.8%
Common Equity/Interests/Warrants	493,322	Enterprise value waterfall (Market approach)	EBITDA multiple	1.8x	to	10.5x	8.8x
Common Equity/Interests/Warrants	3,613	Enterprise value waterfall (Market approach)	Revenue multiple	0.4x	to	1.0x	0.5x
Common Equity/Interests/Warrants (1)	8,994	Enterprise value waterfall	Loss-adjusted discount rate	5.6%	to	9.4%	8.1%
			Projected loss rates	—%	to	1.6%	—%
Common Equity/Interests/Warrants (2)	30,386	Enterprise value waterfall	Discount rate (3)	9.2%	to	14.8%	11.1%
Common Equity/Interests/Warrants (4)	60,749	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.3%	to	7.5%	4.5%
Common Equity/Interests/Warrants	252,161	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.2x	to	3.0x	2.8x
			Earnings multiple	4.8x	to	7.5x	7.0x
Common Equity/Interests/Warrants	30,140	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.3x	to	1.5x	1.4x
Common Equity/Interests/Warrants	668,242	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.3%	to	7.5%	4.5%
Common Equity/Interests/Warrants	5,614	Enterprise value waterfall (Discounted cash flow)	Discount rate	12.5%	to	30.0%	21.2%
Common Equity/Interests/Warrants	13,899	Asset recovery analysis	Recoverable amount	n/a			n/a
Total Level 3 Investments	$7,528,694

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
(4)Represents Residual Profit Interests in Real Estate Investments.
(5)The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment. For the Loss-adjusted discount rate and Projected loss rate unobservable inputs of investments represented in (1), the weighted average is determined based on the purchase yield of recently issued loans within each respective term-grade cohort.
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
Changes in Valuation Techniques
During the three months ended September 30, 2022, the valuation methodology for DTI Holdco, Inc. (“Epiq”) for the First Lien Term Loan changed from the yield approach to incorporate a combination of the yield approach and market quotes, which were more active in the current period. As a result of widening market spreads and a decrease in the quoted price of the First Lien Term Loan, the fair value of our investment in Epiq First Lien Term Loan decreased to $18,089 as of September 30, 2022, a discount of $63 from its amortized cost, compared to the $301 unrealized appreciation recorded at June 30, 2022.
During the three months ended September 30, 2022, the valuation methodology for K&N Parent, Inc. (“K&N”) changed from a combination of the yield approach and Current Value Method (“CVM”) to a Scenario Analysis, which incorporates the CVM approach, Option Pricing Method (“OPM”), and Recovery Analysis, due to a decline in company performance and enterprise value. As a result, our investment in K&N decreased to $14,075 as of September 30, 2022, a discount of $11,643 from its amortized cost, compared to the $1,360 unrealized discount recorded at June 30, 2022.
During the three months ended September 30, 2022, the valuation methodology for National Property REIT Corp. (“NPRC”) changed from the direct capitalization method to a combination of the direct capitalization method and the discounted cash flow method, due to a reduction in collaborative capitalization rate market data. Our investment in NPRC was valued at $1,632,298 as of September 30, 2022, a premium of $744,002 from its amortized cost, compared to the $752,541 unrealized appreciation recorded at June 30, 2022.
During the three months ended September 30, 2022, the valuation methodology for Rising Tide Holdings, Inc. (“West Marine”) changed from the yield approach to incorporate a combination of the yield and CVM approach, given the decline in company performance and increase in net leverage. As a result, the fair value of our investment in West Marine decreased to $19,717 as of September 30, 2022, a discount of $2,996 to its amortized cost, compared to the unrealized discount of $1,119 recorded at June 30, 2022.
During the three months ended September 30, 2022, the valuation methodology for Shutterfly, LLC (“Shutterfly”) changed from market quotes to a combination of market quotes and the yield method, due to a decrease in average liquidity of market quotes. As a result of the decrease in market quotes, the fair value of our investment in Shutterfly decreased to $16,946 as of

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

September 30, 2022, a discount of $3,271 from its amortized cost, compared to the $2,758 unrealized discount recorded at June 30, 2022.
During the three months ended September 30, 2022, the valuation methodology for Vision Solutions, Inc (“Precisely”) changed from a combination of the yield method and market quotes to rely solely on the yield method, since market quotes for the Second Lien Term Loan were less active in the current period. As a result of decreased market quotes of the Precisely First Lien Term Loan, which were used to derive the relative value of the Second Lien Term Loan, the fair value of our investment in Precisely Second Lien Term Loan decreased to $76,383 as of September 30, 2022, a discount of $2,862 from its amortized cost, compared to the $896 unrealized discount recorded at June 30, 2022.
Credit Quality Indicators and Undrawn Commitments
As of September 30, 2022, $4,654,842 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR or SOFR floors ranging from 0.0% - 3.0%. As of September 30, 2022, $719,185 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 7.5% to 22.0%. As of June 30, 2022, $4,544,854 of our loans to portfolio companies, at fair value, bore interest at floating rates and have LIBOR floors ranging from 0.0% to 3.0%. As of June 30, 2022, $731,388 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 1.0% to 22.0%
As of September 30, 2022 and June 30, 2022, the cost basis of our loans on non-accrual status amounted to $169,948 and $181,393 respectively, with fair value of $23,631 and $31,454, respectively. The fair values of these investments represent approximately 0.3% and 0.4% of our total assets at fair value as of September 30, 2022 and June 30, 2022, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of September 30, 2022 and June 30, 2022, we had $43,434 and $43,934, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of September 30, 2022 and June 30, 2022 as they were all floating rate instruments that repriced frequently.
National Property REIT Corp.
Prospect owns 100% of the equity of NPH Property Holdings, LLC (“NPH”), a consolidated holding company which owns 100% of the common equity of NPRC.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC was formed to hold for investment, operate, finance, lease, manage, and sell a portfolio of real estate assets and engage in any and all other activities as may be necessary, incidental or convenient to carry out the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity (“JV”). Additionally, through its wholly-owned subsidiaries, NPRC invests in online consumer loans and rated secured structured notes (“RSSN”).
During the three months ended September 30, 2022, we received partial repayments of $48,500 of our loans previously outstanding with NPRC and its wholly owned subsidiaries and $4,000 as a return of capital on our equity investment in NPRC. During the three months ended September 30, 2022, we provided $74,000 of debt financing and $3,600 of equity financing to NPRC to fund capital expenditures for existing real estate properties, to provide working capital, and to fund purchases of rated secured structured notes.
The online consumer loan investments held by certain of NPRC’s wholly owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 60 months to 84 months. As of September 30, 2022, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 311 individual loans, residual interest in three securitizations, and one high yield corporate bond, and had an aggregate fair value of $25,741. The average outstanding individual loan balance is approximately $3 and the loans mature on dates ranging from October 1, 2022 to April 19, 2025 with a weighted-average outstanding term of 12 months as of September 30, 2022. Fixed interest rates range from 8.0% to 36.0% with a weighted-average current interest rate of 19.4%. As of September 30, 2022, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $25,058.
As of September 30, 2022, based on outstanding principal balance, 29.0% of the online consumer loan portfolio held by certain of NPRC’s wholly-owned subsidiaries was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 39.6% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 31.4% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range			Weighted Average Interest Rate*
Super Prime	$252	$250	8.0%	-	20.5%	12.2%
Prime	344	337	12.0%	-	25.0%	19.0%
Near Prime	273	270	19.5%	-	36.0%	26.4%
*Weighted by outstanding principal balance of the online consumer loans.

The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of September 30, 2022, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 94 investments with a fair value of $420,627 and face value of $448,235. The average outstanding note is approximately $4,768 with an expected maturity date ranging from April 2026 to October 2033 and weighted-average expected maturity of 6 years as of September 30, 2022. Coupons range from three-month LIBOR (“3ML”) plus 5.20% to 9.23% with a weighted-average coupon of 3ML + 6.93%. As of September 30, 2022, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $194,510.
As of September 30, 2022, based on outstanding notional balance, 12.6% of the portfolio was invested in Single - B rated tranches and 87.4% of the portfolio in BB rated tranches.
As of September 30, 2022, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $888,296 and a fair value of $1,632,298, including our investment in online consumer lending and rated secured structured notes as discussed above. The fair value of $1,412,730 related to NPRC’s real estate portfolio was comprised of forty-seven multi-family properties, eight student housing properties, four senior living properties, and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of September 30, 2022:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	13,494
3	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
4	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
5	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	15,015
6	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,179
7	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	28,957
8	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	16,478
9	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	16,710
10	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	23,881
11	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	18,593
12	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,333
13	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	25,268
14	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	42,402
15	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,453
16	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,638
17	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,963
18	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	31,578
19	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	50,291
20	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
21	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	14,679
22	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
23	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	90,768
24	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	15,784
25	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	54,504
26	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,894
27	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
28	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
29	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	58,393
30	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,374
31	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
32	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
33	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
34	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
35	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
36	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,793
37	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,545
38	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
39	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	27,590
40	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
41	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
42	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
43	NPRC Grayson LLC	Grayson, GA	12/14/2020	47,860	40,500
44	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
45	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
46	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000
47	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
48	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	38,175
49	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	16,950
50	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	31,050
51	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	33,825
52	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	100,573
53	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	73,000
54	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
55	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	33,830
56	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	28,350
57	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	22,500
58	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
59	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
60	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
61	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
62	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
				$2,631,326	$2,185,197
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
During the three months ended September 30, 2022, NPRC was deemed to be a significant subsidiary. The following table shows summarized income statement information for NPRC for the periods included in this quarterly report:

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended September 30,
Summary Statement of Operations	2022	2021
Total income	$103,621	$94,370
Operating expenses	52,484	46,153
Operating income	51,137	48,217
Interest expense	(69,479)	(51,732)
Depreciation and amortization	(29,323)	(29,165)
Fair value adjustment	(7,068)	2,132
Net loss	$(54,733)	$(30,548)

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 4. Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective September 15, 2022, we completed an extension and upsizing of the revolving credit facility (the “2022 Facility” or the “Revolving Credit Facility”). The lenders have extended commitments of $1,634,000 as of September 30, 2022. The 2022 Facility includes an accordion feature which allows commitments to be increased up to $2,000,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extended the maturity date to September 15, 2027 and the revolving period through September 15, 2026, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements, among other items. The Revolving Credit Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. As of September 30, 2022, we were in compliance with the applicable covenants of the Revolving Credit Facility.
Interest on borrowings under the 2022 Facility is one-month SOFR plus 205 basis points. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 40 basis points if more than 60% of the credit facility is drawn, 70 basis points if more than 35% and an amount less than or equal to 60% of the credit facility is drawn, or 150 basis points if an amount less than or equal to 35% of the credit facility is drawn. The 2022 Facility requires us to pledge assets as collateral in order to borrow under the credit facility.
For the three months ended September 30, 2022 and September 30, 2021, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Three Months Ended September 30,
	2022	2021
Average stated interest rate	4.23%	2.14%
Average outstanding balance	966,173	436,780
As of September 30, 2022 and June 30, 2022, we had $659,623 and $660,536, respectively, available to us for borrowing under the Revolving Credit Facility, net of $799,851 and $839,464 outstanding borrowings as of the respective balance sheet dates. As of September 30, 2022, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility had an aggregate fair value of $2,675,968, which represents 35.1% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $1,634,000. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $23,857 of fees, all of which are being amortized over the term of the facility. As of September 30, 2022 and June 30, 2022, $15,223 and $10,801, respectively, of the fees remain to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended September 30, 2022 and September 30, 2021, we recorded $11,726 and $4,569, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 5. Convertible Notes
2022 Notes
On April 11, 2017, we issued $225,000 aggregate principal amount of convertible notes that matured on July 15, 2022 (the “Original 2022 Notes”), unless previously converted or repurchased in accordance with their terms. The Original 2022 Notes bore interest at a rate of 4.95% per year, payable semi-annually on January 15 and July 15 each year, beginning July 15, 2017. Total proceeds from the issuance of the Original 2022 Notes, net of underwriting discounts and offering costs, were $218,010. On May 18, 2018, we issued an additional $103,500 aggregate principal amount of convertible notes that matured on July 15, 2022 (the “Additional 2022 Notes,” and together with the Original 2022 Notes, the “2022 Notes”), unless previously converted or repurchased in accordance with their terms. The Additional 2022 Notes were a further issuance of, and were fully fungible and ranked equally in right of payment with, the Original 2022 Notes and bore interest at a rate of 4.95% per year, payable semi-annually on January 15 and July 15 each year, beginning July 15, 2018. Total proceeds from the issuance of the Additional 2022 Notes, net of underwriting discounts and offering costs, were $100,749.
During the three months ended September 30, 2021, we commenced a tender offer to purchase for cash up to $60,000 aggregate principal outstanding amount of the 2022 Notes at the purchase price of 102.50%, plus accrued and unpaid interest. As a result, $50,554 aggregate principal amount of the 2022 Notes were validly tendered and accepted and we recognized a realized loss of $1,584 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the 2022 Notes, net of the proportionate amount of unamortized debt issuance costs.
On July 14, 2022, we converted $3 in outstanding principal amount of the 2022 Notes to 300 shares of common stock at a rate of 100.2305 shares of common stock per $1 principal amount, together with cash in lieu of fractional shares, in accordance with a Holder Conversion Notice.
As of June 30, 2022, the outstanding principal amount of the 2022 Notes was $60,501. On July 15, 2022 we repaid the remaining outstanding principal amount of $60,498 of the 2022 Notes, plus interest, at maturity.
Following the maturity of the 2022 Notes during the three months ended September 30, 2022, none of the 2022 Notes remained outstanding.
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
As of September 30, 2022 and June 30, 2022, the outstanding aggregate principal amount of the 2025 Notes were $156,168 and $156,168, respectively.
Certain key terms related to the convertible features for the 2025 Notes are listed below:

2025 Notes
Initial conversion rate(1)	110.7420
Initial conversion price	$9.03
Conversion rate at September 30, 2022(1)(2)	110.7420
Conversion price at September 30, 2022(2)(3)	$9.03
Last conversion price calculation date	3/1/2022
Dividend threshold amount (per share)(4)	$0.060000
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
In connection with the issuance of the Convertible Notes, we recorded a discount of $3,369 and debt issuance costs of $2,090 which are being amortized over the terms of the Convertible Notes. As of September 30, 2022 and June 30, 2022, $1,376 and $1,511 of the original issue discount and $867 and $966, respectively, of the debt issuance costs remain to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended September 30, 2022 and September 30, 2021, we recorded $2,848 and $4,235, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.

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
On September 19, 2022, we commenced a tender offer to purchase for cash any and all of the $284,219 then outstanding aggregate principal amount of the 2023 Notes at a price of 98.00%, plus accrued and unpaid interest (“2023 Notes September Tender Offer”). On September 23, 2022, $347 aggregate principal amount of the 2023 Notes were validly tendered and accepted. The 2023 Notes September Tender Offer resulted in our recognizing a loss of $6 during three months ended September 30, 2022.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

As of September 30, 2022 and June 30, 2022, the outstanding aggregate principal amount of the 2023 Notes were $283,872 and $284,219, respectively.
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
As of September 30, 2022 and June 30, 2022, the outstanding aggregate principal amount of the 6.375% 2024 Notes were $81,240 and $81,240, respectively.
2026 Notes
On January 22, 2021, we issued $325,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Original 2026 Notes”). The Original 2026 Notes bear interest at a rate of 3.706% per year, payable semi-annually on July 22, and January 22 of each year, beginning on July 22, 2021. Total proceeds from the issuance of the 2026 Notes, net of underwriting discounts and offering costs, were $317,720. On February 19, 2021, we issued an additional $75,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Additional 2026 Notes”, and together with the Original 2026 Notes, the “2026 Notes”). The Additional 2026 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2026 Notes and bear interest at a rate of 3.706% per year, payable semi-annually on July 22 and January 22 of each year, beginning July 22, 2021. Total proceeds from the issuance of the Additional 2026 Notes, net of underwriting discounts and offering costs, were $74,061. As of September 30, 2022 and June 30, 2022, the outstanding aggregate principal amount of the 2026 Notes were $400,000 and $400,000, respectively.
3.364% 2026 Notes
On May 27, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on November 15, 2026 (the “3.364% 2026 Notes”). The 3.364% 2026 Notes bear interest at a rate of 3.364% per year, payable semi-annually on November 15, and May 15 of each year, beginning on November 15, 2021. Total proceeds from the issuance of the 3.364% 2026 Notes, net of underwriting discounts and offering costs, were $293,283. As of September 30, 2022 and June 30, 2022, the outstanding aggregate principal amount of the 3.364% 2026 Notes were $300,000 and $300,000, respectively.
3.437% 2028 Notes
On September 30, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on October 15, 2028 (the “3.437% 2028 Notes”). The 3.437% 2028 Notes bear interest at a rate of 3.437% per year, payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2022. Total proceeds from the issuance of the 3.437% 2028 Notes, net of underwriting discounts and offering costs, were $291,798. As of September 30, 2022 and June 30, 2022, the outstanding aggregate principal amount of the 3.437% 2028 Notes were $300,000 and $300,000, respectively.
The 2023 Notes, the 6.375% 2024 Notes, the 2026 Notes, the 3.364% 2026 Notes, and the 3.437% 2028 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $15,802 and debt issuance costs of $17,834, which are being amortized over the term of the notes. As of September 30, 2022 and June 30, 2022, $10,605 and $11,234 of the original issue discount and $10,338 and $11,047, respectively, of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended September 30, 2022 and September 30, 2021, we recorded $15,613 and $13,932, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
Note 7. Prospect Capital InterNotes®
On February 13, 2020, we entered into a new selling agent agreement with InspereX LLC (formerly known as “Incapital LLC”)(the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with previously authorized selling agent agreements, the “InterNotes® Offerings”). Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

the Selling Agent Agreement. We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of September 30, 2022, $349,044 aggregate principal amount of Prospect Capital InterNotes® were outstanding.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the three months ended September 30, 2022, we issued $2,624 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $2,591. These notes were issued with a stated interest rate of 4.50% with a weighted average interest rate of 4.50%. These notes will mature between July 15, 2027 and September 15, 2027. The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2022:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$2,624	4.50%	4.50%	July 15, 2027 – September 15, 2027
	$2,624
During the three months ended September 30, 2021, we issued $87,657 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $85,472. These notes were issued with stated interest rates ranging from 2.25% to 4.00% with a weighted average interest rate of 3.35%. These notes mature between July 15, 2026 and September 15, 2051. The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2021:

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
	$87,657
During the three months ended September 30, 2022, we repaid $1,144 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option of the InterNotes®. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2022 was $35.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following table summarizes the Prospect Capital InterNotes® outstanding as of September 30, 2022:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$2,161	1.50% – 2.50%	2.19%	January 15, 2024 – March 15, 2025
5	97,758	2.25% – 4.50%	3.30%	January 15, 2026 – September 15, 2027
6	15,007	3.00%	3.00%	June 15, 2027 – July 15, 2027
7	29,252	2.75% – 4.25%	3.17%	January 15, 2028 – February 15, 2029
8	3,511	3.40% – 3.50%	3.45%	June 15, 2029 – July 15, 2029
10	77,291	3.15% – 4.50%	3.85%	August 15, 2029 – May 15, 2032
12	14,946	3.70% – 4.00%	3.95%	June 15, 2033 – July 15, 2033
15	14,836	3.50% – 4.50%	3.84%	July 15, 2036 – February 15, 2037
18	3,085	4.50% – 5.00%	4.73%	January 15, 2031 – April 15, 2031
20	1,597	5.75%	5.75%	November 15, 2032
25	8,036	6.25% – 6.50%	6.37%	November 15, 2038 – May 15, 2039
30	81,564	4.00% – 6.63%	5.30%	November 15, 2042 – March 15, 2052
Principal Outstanding	$349,044
Less Discounts
Unamortized Debt Issuance	(6,969)
Carrying Amount	$342,075
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
The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2022:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$2,161	1.50% - 2.50%	2.19%	January 15, 2024 – March 15, 2025
5	95,134	2.25% - 4.50%	3.27%	January 15, 2026 – June 15, 2027
6	15,057	3.00%	3.00%	June 15, 2027 – July 15, 2027
7	29,252	2.75% - 4.25%	3.17%	January 15, 2028 – February 15, 2029
8	3,511	3.40% - 3.50%	3.45%	June 15, 2029 – July 15, 2029
10	77,434	3.15% - 4.50%	3.85%	August 15, 2029 – May 15, 2032
12	15,066	3.70% - 4.00%	3.95%	June 15, 2033 – July 15, 2033
15	15,041	3.50% - 4.50%	3.84%	July 15, 2036 – February 15, 2037
18	3,085	4.50% - 5.00%	4.73%	January 15, 2031 – April 15, 2031
20	1,597	5.75%	5.75%	November 15, 2032
25	8,036	6.25% - 6.50%	6.37%	November 15, 2038 – May 15, 2039
30	82,190	4.00% - 6.63%	5.29%	November 15, 2042 – March 15, 2052
Principal Outstanding	$347,564
Less Discounts
Unamortized debt issuance	(7,122)
Carrying Amount	$340,442
During the three months ended September 30, 2022 and September 30, 2021, we recorded $3,683 and $5,302, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 8. Fair Value and Maturity of Debt Outstanding
As of September 30, 2022, our asset coverage ratio stood at 283.3% based on the outstanding principal amount of our senior securities representing indebtedness of $2,670,175 and our asset coverage ratio on our senior securities that are stock was 204.9%. As of June 30, 2022, our asset coverage ratio stood at 273.3% based on the outstanding principal amount of our senior securities representing indebtedness of $2,769,156 and our asset coverage ratio on our senior securities that are stock was 215.6%. Refer to Note 9, Equity Offerings, Offering Expenses and Distributions for additional discussion on our senior securities that are stock.
Information about our senior securities is shown in the following table as of the end of each of the last ten fiscal years and as of September 30, 2022 (All figures in this item are in thousands except per unit data):

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Credit Facility
Fiscal 2023 (as of September 30, 2022)	$799,851	$9,459	—	—
Fiscal 2022 (as of June 30, 2022)	839,464	9,015	—	—
Fiscal 2021 (as of June 30, 2021)	356,937	17,408	—	—
Fiscal 2020 (as of June 30, 2020)	237,536	22,000	—	—
Fiscal 2019 (as of June 30, 2019)	167,000	34,298	—	—
Fiscal 2018 (as of June 30, 2018)	37,000	155,503	—	—
Fiscal 2017 (as of June 30, 2017)	—	—	—	—
Fiscal 2016 (as of June 30, 2016)	—	—	—	—
Fiscal 2015 (as of June 30, 2015)	368,700	18,136	—	—
Fiscal 2014 (as of June 30, 2014)	92,000	69,470	—	—
Fiscal 2013 (as of June 30, 2013)	124,000	34,996	—	—

2015 Notes(4)
Fiscal 2015 (as of June 30, 2015)	$150,000	$2,241	—	—
Fiscal 2014 (as of June 30, 2014)	150,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	150,000	2,578	—	—

2016 Notes(5)
Fiscal 2016 (as of June 30, 2016)	$167,500	$2,269	—	—
Fiscal 2015 (as of June 30, 2015)	167,500	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	167,500	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	167,500	2,578	—	—

2017 Notes(6)
Fiscal 2017 (as of June 30, 2017)	$50,734	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	129,500	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	130,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	130,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	130,000	2,578	—	—

2018 Notes(7)
Fiscal 2017 (as of June 30, 2017)	$85,419	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	200,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	200,000	2,578	—	—

2019 Notes(9)
Fiscal 2018 (as of June 30, 2018)	$101,647	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	200,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	200,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	200,000	2,578	—	—

5.00% 2019 Notes(10)
Fiscal 2018 (as of June 30, 2018)	$153,536	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	300,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	300,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	300,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	300,000	2,305	—	—

2020 Notes (13)
Fiscal 2019 (as of June 30, 2019)	$224,114	$2,365	—	—
Fiscal 2018 (as of June 30, 2018)	392,000	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	392,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	392,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	392,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	400,000	2,305	—	—

6.95% 2022 Notes(8)
Fiscal 2014 (as of June 30, 2014)	$100,000	$2,305	—	$1,038
Fiscal 2013 (as of June 30, 2013)	100,000	2,578	—	1,036

2022 Notes
Fiscal 2022 (as of June 30, 2022)	$60,501	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	111,055	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	258,240	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	328,500	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	328,500	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	225,000	2,251	—	—

2023 Notes(11)
Fiscal 2023 (as of September 30, 2022)	$283,872	$2,833	—	—
Fiscal 2022 (as of June 30, 2022)	284,219	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	284,219	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	319,145	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	318,863	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	318,675	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	248,507	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	248,293	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	248,094	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	247,881	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	247,725	2,578	—	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

2024 Notes(14)
Fiscal 2020 (as of June 30, 2020)	$233,788	$2,408	—	$959
Fiscal 2019 (as of June 30, 2019)	234,443	2,365	—	1,002
Fiscal 2018 (as of June 30, 2018)	199,281	2,452	—	1,029
Fiscal 2017 (as of June 30, 2017)	199,281	2,251	—	1,027
Fiscal 2016 (as of June 30, 2016)	161,364	2,269	—	951

6.375% 2024 Notes(11)
Fiscal 2023 (as of September 30, 2022)	$81,240	$2,833	—	—
Fiscal 2022 (as of June 30, 2022)	81,240	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	81,389	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	99,780	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	99,726	2,365	—	—

2025 Notes
Fiscal 2023 (as of September 30, 2022)	$156,168	$2,833	—	—
Fiscal 2022 (as of June 30, 2022)	156,168	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	156,168	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	201,250	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	201,250	2,365	—	—

2026 Notes
Fiscal 2023 (as of September 30, 2022)	$400,000	$2,833	—	—
Fiscal 2022 (as of June 30, 2022)	400,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	400,000	2,740	—	—

3.364% 2026 Notes
Fiscal 2023 (as of September 30, 2022)	$300,000	$2,833	—	—
Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	300,000	2,740	—	—

3.437% 2028 Notes
Fiscal 2023 (as of September 30, 2022)	$300,000	$2,833	—	—
Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—

2028 Notes(15)
Fiscal 2020 (as of June 30, 2020)	$70,761	$2,408	—	$950
Fiscal 2019 (as of June 30, 2019)	70,761	2,365	—	984
Fiscal 2018 (as of June 30, 2018)	55,000	2,452	—	1,004

2029 Notes(16)
Fiscal 2021 (as of June 30, 2021)	$69,170	$2,740	—	$1,028
Fiscal 2020 (as of June 30, 2020)	69,170	2,408	—	970
Fiscal 2019 (as of June 30, 2019)	69,170	2,365	—	983

Prospect Capital InterNotes®
Fiscal 2023 (as of September 30, 2022)	$349,044	$2,833	—	—
Fiscal 2022 (as of June 30, 2022)	347,564	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	508,711	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	680,229	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	707,699	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	760,924	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	980,494	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	908,808	2,269	—	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Fiscal 2015 (as of June 30, 2015)	827,442	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	785,670	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	363,777	2,578	—	—

5.50% Preferred Stock
Fiscal 2023 (as of September 30, 2022)	$871,607	$51	$25	—
Fiscal 2022 (as of June 30, 2022)	590,197	54	25	—
Fiscal 2021 (as of June 30, 2021)	137,040	65	25	—

5.35% Preferred Stock
Fiscal 2023 (as of September 30, 2022)	$150,000	$51	$25	$16.92
Fiscal 2022 (as of June 30, 2022)	150,000	54	$25	21.08

All Senior Securities(11)(12)
Fiscal 2023 (as of September 30, 2022)	$3,691,782	$2,049	—	—
Fiscal 2022 (as of June 30, 2022)	3,509,353	2,156	—	—
Fiscal 2021 (as of June 30, 2021)	2,404,689	2,584	—	—
Fiscal 2020 (as of June 30, 2020)	2,169,899	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	2,421,526	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	2,346,563	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	2,681,435	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	2,707,465	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	2,983,736	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	2,773,051	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	1,683,002	2,578	—	—

(1)     Except as noted, the total amount of each class of senior securities outstanding at the end of the year/period presented (in 000’s).
(2)The asset coverage ratio for a class of secured senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by secured senior securities representing indebtedness. The asset coverage ratio for a class of unsecured senior securities representing indebtedness is inclusive of all senior securities representing indebtedness. With respect to the senior securities represented by indebtedness, this asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit. The asset coverage ratio for a class of senior securities representing preferred stock is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the sum of all senior securities representing indebtedness and the involuntary liquidation preference of senior securities representing preferred stock (the “Total Asset Coverage Ratio”). With respect to the Preferred Stock, the Asset Coverage Per Unit figure is expressed in terms of a dollar amount per share of outstanding Preferred Stock (based on a per share liquidation preference of $25). The rows reflecting “All Senior Securities” reflect the Total Asset Coverage Ratio as the asset coverage ratio, and express Asset Coverage Per Unit as per $1,000 of indebtedness or per $1,000 of Preferred Stock liquidation preference.
(3)This column is inapplicable, except for the 6.95% 2022 Notes, the 2024 Notes, the 2028 Notes, the 2029 Notes, and the 5.35% Preferred Stock. The average market value per unit is calculated as an average of quarter-end prices. With respect to the senior securities represented by indebtedness, the market value is shown per $1,000 of indebtedness.
(4)We repaid the outstanding principal amount of the 2015 Notes on December 15, 2015.
(5)We repaid the outstanding principal amount of the 2016 Notes on August 15, 2016.
(6)We repaid the outstanding principal amount of the 2017 Notes on October 15, 2017.
(7)We repaid the outstanding principal amount of the 2018 Notes on March 15, 2018.
(8)We redeemed the 6.95% 2022 Notes on May 15, 2015.
(9)We repaid the outstanding principal amount of the 2019 Notes on January 15, 2019.
(10)We redeemed the 5.00% 2019 Notes on September 26, 2018.
(11)For the fiscal years ended June 30, 2020 or prior, the 2023 Notes and 6.375% 2024 Notes are presented net of unamortized discount.
(12)While we do not consider commitments to fund under revolving arrangements to be Senior Securities, if we were to elect to treat such unfunded commitments, which were $43,434 as of September 30, 2022 as Senior Securities for purposes of Section 18 of the 1940 Act, our asset coverage per unit would be $2,026.
(13)We repaid the outstanding principal amount of the 2020 Notes on April 15, 2020.
(14)We redeemed the 2024 Notes on February 16, 2021.
(15)We redeemed the 2028 Notes on June 15, 2021.
(16)We redeemed the 2029 Notes on December 30, 2021.
(17)We redeemed the 2022 Notes on July 15, 2022.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following table shows our outstanding debt as of September 30, 2022:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value		Effective Interest Rate
Revolving Credit Facility		$799,851	$15,223	$799,851	(1)	$799,851	(2)	1M SOFR +	2.05%	(5)

2025 Notes		156,168	2,243	153,925		154,919	(3)	6.63%		(6)
Convertible Notes		156,168		153,925		154,919

2023 Notes		283,872	389	283,483		284,380	(3)	6.07%		(6)
6.375%	2024 Notes	81,240	254	80,986		80,540	(3)	6.57%		(6)
2026 Notes		400,000	6,669	393,331		347,808	(3)	3.98%		(6)
3.364%	2026 Notes	300,000	5,706	294,294		248,496	(3)	3.60%		(6)
3.437%	2028 Notes	300,000	7,925	292,075		221,616	(3)	3.64%		(6)
Public Notes		1,365,112		1,344,169		1,182,840

Prospect Capital InterNotes®		349,044	6,969	342,075		283,400	(4)	5.71%		(7)
Total		$2,670,175		$2,640,020		$2,421,010
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following table shows our outstanding debt as of June 30, 2022:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value		Effective Interest Rate
Revolving Credit Facility		$839,464	$10,801	$839,464	(1)	$839,464	(2)	1ML +	2.05%	(5)

2022 Notes		60,501	18	60,483		60,753	(3)	5.63%		(6)
2025 Notes		156,168	2,459	153,709		158,094	(3)	6.63%		(6)
Convertible Notes		216,669		214,192		218,847

2023 Notes		284,219	600	283,619		286,101	(3)	6.07%		(6)
6.375%	2024 Notes	81,240	299	80,941		82,084	(3)	6.57%		(6)
2026 Notes		400,000	7,134	392,866		355,316	(3)	3.98%		(6)
3.364%	2026 Notes	300,000	6,026	293,974		254,931	(3)	3.60%		(6)
3.437%	2028 Notes	300,000	8,222	291,778		229,866	(3)	3.64%		(6)
Public Notes		1,365,459		1,343,178		1,208,298

Prospect Capital InterNotes®		347,564	7,122	340,442		285,822	(4)	5.71%		(7)
Total		$2,769,156		$2,737,276		$2,552,431

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
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of September 30, 2022:

	Payments Due by Fiscal Year
	Total	Remainder of 2023	2024	2025	2026	2027	After 5 Years
Revolving Credit Facility	$799,851	$—	$—	$—		$—	$799,851
Convertible Notes	156,168	—	—	156,168	—	—	—
Public Notes	1,365,112	283,872	81,240	—	400,000	300,000	300,000
Prospect Capital InterNotes®	349,044	—	662	1,499	30,293	75,176	241,414
Total Contractual Obligations	$2,670,175	$283,872	$81,902	$157,667	$430,293	$375,176	$1,341,265

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
For so long as the Series A Preferred Stock is outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, and in accordance with ASC 480, we have presented both our 5.50% Preferred Stock and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of September 30, 2022 and June 30, 2022.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

During the three months ended September 30, 2022, we issued 10,157,297 shares of our Series A1 Preferred Stock for net proceeds of $228,539 and 1,364,362 shares of our Series M1 Preferred Stock for net proceeds of $33,086, each excluding offering costs and preferred stock dividend reinvestments.
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
During the three months ended September 30, 2022 and September 30, 2021, we distributed approximately $10,753 and $2,407, respectively, to our 5.50% Preferred Stock holders. During the three months ended September 30, 2022, we distributed approximately $2,006 to our 5.35% Series A Preferred Stock holders.
Our distributions to our 5.50% Preferred Stock holders and 5.35% Series A Preferred Stock holders for the three months ended September 30, 2022 and September 30, 2021, are summarized in the following table:

Declaration Date	Record Date	Payment Date	Amount ($ per share), before pro ration for partial periods	Amount Distributed
5.50% Preferred Stock holders
5/7/2021	7/21/2021	8/2/2021	$0.114583	$680
5/7/2021	8/18/2021	9/1/2021	0.114583	786
8/24/2021	9/15/2021	10/1/2021	0.114583	941
Distributions for the three months ended September 30, 2021				$2,407

5/6/2022	7/20/2022	8/1/2022	$0.114583	$3,104
5/6/2022	8/17/2022	9/1/2022	0.114583	3,721
8/23/2022	9/21/2022	10/3/2022	0.114583	3,928
Distributions for the three months ended September 30, 2022				$10,753

5.35% Preferred Stock holders
5/6/2022	7/20/2022	8/1/2022	$0.334375	$2,006
Distributions for the three months ended September 30, 2022				$2,006
The above table includes dividends paid during the three months ended September 30, 2022. It does not include distributions previously declared to the 5.50% Preferred Stock holders and 5.35% Series A Preferred Stock holders of record for any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and paid subsequent to September 30, 2022:
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on October 19, 2022 with a payment date of November 1, 2022.
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on November 16, 2022 with a payment date of December 1, 2022.
•$0.334375 per share (before pro ration for partial period holders of record) for 5.35% Series A Preferred Stock holders of record on October 19, 2022 with a payment date of November 1, 2022.
As of September 30, 2022, we have accrued approximately $24 and $1,315 in dividends that have not yet been paid for our 5.50% Preferred Stock holders and 5.35% Series A Preferred Stock holders, respectively.
The following table shows our outstanding Preferred Stock as of September 30, 2022:

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Series	Maximum Offering Size (Shares)		Maximum Aggregate Liquidation Preference of Offering		Inception to Date Preferred Shares Issued via Offering	Inception to Date Liquidation Preference of Shares Issued via Offering	Preferred Stock Shares Outstanding		Liquidation Preference of Shares Outstanding
Series A1	60,000,000	(1)	$1,500,000	(1)	30,994,482	$774,862	30,751,961	(4)	$768,799
Series M1	60,000,000	(1)	1,500,000	(1)	4,005,114	100,128	3,925,331	(4)	98,133
Series M2	60,000,000	(1)	1,500,000	(1)	—	—	—		—
Series AA1	10,000,000	(2)	250,000	(2)	—	—	—		—
Series MM1	10,000,000	(2)	250,000	(2)	—	—	—		—
Series A2	187,000		4,675		187,000	4,675	187,000		4,675
Series A	6,000,000		150,000		6,000,000	150,000	6,000,000		150,000
Total	76,187,000	(3)	$1,904,675	(3)	41,186,596	$1,029,665	40,864,292	(5)	$1,021,607
(1) The maximum offering of 60,000,000 shares and $1,500,000 aggregate liquidation preference is for any combinations of Series A1, Series M1, and Series M2 shares.
(2) The maximum offering of 10,000,000 shares and $250,000 aggregate liquidation preference is for any combinations of Series AA1 and Series MM1.
(3) The authorized maximum offering size of Preferred Stock as of September 30, 2022 is 76,187,000 shares, par value $0.001 per share, with an aggregate liquidation preference of $1,904,675, a liquidation preference of $25.00 per share. The totals referenced in the above table are in light of the combined maximum offering amounts for the various series of shares identified in footnote 1 and footnote 2 and the table columns are not intended to foot.
(4) Preferred Stock shares outstanding is calculated as shares issued under the respective offering program, net of additional shares issued through the Preferred Stock DRIP and net of Preferred Stock conversions to common stock through the Holder Optional Redemption and Optional Redemption Upon Death of Holder. Refer to subsequent tables for respective fiscal year activity.
(5) Does not foot due to rounding.
The following table shows our outstanding Preferred Stock as of June 30, 2022:

Series	Maximum Offering Size (Shares)		Maximum Aggregate Liquidation Preference of Offering		Inception to Date Preferred Shares Issued via Offering	Inception to Date Liquidation Preference of Shares Issued	Preferred Stock Shares Outstanding		Liquidation Preference of Shares Outstanding
Series A1	60,000,000	(1)	$1,500,000	(1)	20,837,185	$520,930	20,794,645	(4)	$519,866
Series M1	60,000,000	(1)	1,500,000	(1)	2,640,752	66,019	2,626,238	(4)	65,656
Series M2	60,000,000	(1)	1,500,000	(1)	—	—	—
Series AA1	10,000,000	(2)	250,000	(2)	—	—	—
Series MM1	10,000,000	(2)	250,000	(2)	—	—	—
Series A2	187,000		4,675		187,000	4,675	187,000		4,675
Series A	6,000,000		150,000		6,000,000	150,000	6,000,000		150,000
Total	76,187,000	(3)	$1,904,675	(3)	29,664,937	$741,624	29,607,882	(5)	$740,197
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
(5) Does not foot due to rounding.
Preferred Stock issued prior to the issuance of our 5.35% Series A Preferred Stock has a carrying value equal to liquidation value per share on our Consolidated Statements of Assets and Liabilities. Subsequent issuances of our Preferred Stock classified as temporary equity are recorded net of issuance costs. The carrying value is inclusive of cumulative accrued and unpaid dividends as of September 30, 2022.
Series A1 and Series M1 shares outstanding are net of dividend reinvestments paid and conversions to common stock in accordance with their liquidation features. The following tables show such activity during the three months ended September 30, 2022:

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Series	June 30, 2022 Shares Outstanding		Shares Issued	Shares issued through Preferred Stock DRIP	Shares Converted to Common(1)	September 30, 2022 Shares Outstanding
Series A1	20,794,645		10,157,297	9,183	(209,163)	30,751,961	(2)
Series M1	2,626,238		1,364,362	212	(65,481)	3,925,331
Series A2	187,000		—	—	—	187,000
Series A	6,000,000		—	—	—	6,000,000
Total	29,607,882	(2)	11,521,659	9,395	(274,644)	40,864,292
(1)Convert to common shares via Holder Optional Redemptions and Optional Redemption Upon Death of Holder.
(2)Does not foot or crossfoot due to fractional share rounding.

The following tables show such activity during the three months ended September 30, 2021:

Series	June 30, 2021 Shares Outstanding	Shares Issued	Shares issued through Preferred Stock DRIP	Shares Converted to Common(1)	September 30, 2021 Shares Outstanding
Series A1	5,163,926	2,946,568	1,907	(2,150)	8,110,251
Series M1	130,666	173,506	48	—	304,220
Series A2	187,000	—	—	—	187,000
Series A	—	6,000,000	—	—	6,000,000
Total	5,481,592	9,120,074	1,955	(2,150)	14,601,471
(1)Convert to common shares via Holder Optional Redemptions and Optional Redemption Upon Death of Holder.

Common Stock
Our common stockholders’ equity accounts as of September 30, 2022 and June 30, 2022 reflect cumulative shares issued, net of shares previously repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% Preferred Stock Holder Optional Conversion and Optional Redemptions Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify stockholders of our intention to purchase our common stock.
We did not repurchase any shares of our common stock under the Repurchase Program for the three months ended September 30, 2022 and September 30, 2021. As of September 30, 2022, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
Excluding common stock dividend reinvestments and shares issued in connection with the 5.50% Preferred Stock Holder Optional Conversion and Optional Redemption Upon Death of Holder, during the three months ended September 30, 2022 and September 30, 2021, we did not issue any shares of our common stock.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

On April 17, 2020, our Board of Directors approved further amendments to our common stock dividend reinvestment plan, effective May 21, 2020, that principally provide for the number of newly-issued shares of our common stock to be credited to a stockholder’s account shall be determined by dividing the total dollar amount of the distribution payable to such common stockholder by 95% of the market price per share of our common stock at the close of regular trading on the Nasdaq Global Select Market on the date fixed by the Board of Directors for such distribution (which shall be the last business day before the payment date).
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
During the three months ended September 30, 2022 and September 30, 2021, we distributed approximately $71,072 and $70,043, respectively, to our common stockholders. The following table summarizes our distributions to common stockholders declared and payable for the three months ended September 30, 2021 and September 30, 2021:

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/7/2021	7/28/2021	8/19/2021	$0.06	$23,325
5/7/2021	8/27/2021	9/23/2021	0.06	23,348
8/24/2021	9/28/2021	10/21/2021	0.06	23,370
Total declared and payable for the three months ended September 30, 2021				$70,043

5/6/2022	7/27/2022	8/18/2022	$0.06	$23,635
5/6/2022	8/29/2022	9/21/2022	0.06	23,670
8/23/2022	9/28/2022	10/20/2022	0.06	23,767
Total declared and payable for the three months ended September 30, 2022				$71,072
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during three months ended September 30, 2022 and September 30, 2021. It does not include distributions previously declared to common stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to September 30, 2022:
•$0.06 per share for October 2022 holders of record on October 26, 2022 with a payment date of November 17, 2022
During the three months ended September 30, 2022 and September 30, 2021, we issued 2,154,958 and 1,079,168 shares of our common stock, respectively, in connection with the common stock dividend reinvestment plan.
During the three months ended September 30, 2022, Prospect officers and directors purchased 6,650 shares of our common stock, or 0.002% of total outstanding shares as of September 30, 2022, through shares issued in connection with our common stock dividend reinvestment plan.
As of September 30, 2022, we have reserved 17,294,357 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5) and 1,000,000,000 shares of our common stock for issuance upon conversion of the 5.50% Preferred Stock.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 10. Other Income
Other income consists of structuring fees, amendment fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30,
	2022	2021
Structuring and amendment fees (refer to Note 3)	$4,627	$11,962
Royalty and net revenue interests	20,678	9,806
Administrative agent fees	150	168
Total other income	$25,455	$21,936

Note 11. Net Increase (Decrease) in Net Assets per Common Share
Basic earnings per share is calculated by dividing the net increase (decrease) in net assets resulting from operations, less preferred dividends, by the weighted average number of common shares outstanding. Diluted earnings per share gives effect to all dilutive potential common shares outstanding using the if-converted method for our 5.50% Preferred Stock (Refer to Note 9) and, beginning on July 1, 2022, for the 2025 Notes.
Subsequent to the adoption of ASU 2020-06 on July 1, 2022, for the purpose of calculating diluted net increase in net assets resulting from operations applicable to common stockholders per share for the three months ended September 30, 2022, the Company utilized the if-converted method, which assumes full share settlement for the aggregate value of the 2025 Notes, in addition to the 5.50% Preferred Stock. Under the allowed modified retrospective method, diluted net increase in net assets resulting from operations applicable to common stockholders per share for prior periods were not restated to reflect the impact of ASU 2020-06. Diluted earnings per share excludes all dilutive potential common shares if their effect is anti-dilutive.
During the three months ended September 30, 2022, conversion of our convertible instruments has an anti-dilutive effect and therefore, conversion is not assumed. During the three months ended September 30, 2021, we did not have potential common shares that would be anti-dilutive.
The following information sets forth the computation of basic and diluted earnings per common share during the three months ended September 30, 2022 and September 30, 2021:

	For the three months ended September 30, 2022
	Basic	Diluted
Net increase (decrease) in net assets resulting from operations applicable to Common Stockholders	$(105,199)	$(105,199)
Basic weighted average common shares outstanding	394,337,440	394,337,440
Basic earnings (loss) per share	$(0.27)	$(0.27)

	For the Three Months Ended September 30, 2021
	Basic	Diluted
Net increase in net assets resulting from operations applicable to Common Stockholders	$209,724	$212,131
Weighted average common shares outstanding	388,886,142	409,052,821
Earnings per share	$0.54	$0.52

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
For income tax purposes, dividends paid and distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to common stockholders during the tax years ended August 31, 2022, 2021, and 2020 were as follows:

	Tax Year Ended August 31,
	2022		2021	2020
Ordinary income	$230,743		$251,171	$169,041
Capital gain	50,960		—	—
Return of capital	—		25,784	96,720
Total dividends paid to common stockholders	$281,703	(1)	$276,955	$265,761
(1) Final determination of tax character will not be final until we file our return for the tax year ended August 31, 2022.

The Company began issuing shares of Preferred Stock and declaring dividends on shares Preferred Stock outstanding during the tax year ended August 31, 2021. The tax character of dividends paid to preferred stockholders during the tax year ended August 31, 2022 and August 31, 2021 were as follows:

	Tax Year Ended August 31, 2022		Tax Year Ended August 31, 2021
Ordinary income	$23,776		$2,391
Capital gain	5,251		—
Return of capital	—		—
Total dividends paid to preferred stockholders	$29,027	(2)	$2,391
(2) Final determination of tax character will not be final until we file our return for the tax year ended August 31, 2022.
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
We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. stockholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. For the 2022 calendar year, 53.20% of our taxable ordinary dividends as of September 30, 2022 qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non-U.S. stockholders. This percentage is based on the best estimates available at the time of this filing. The final percentage will be determined with the filing of Form 1099-DIV.

We generate income that may be beneficial to shareholders that face interest expense limitations. Under IRC Section 163(j), a RIC is permitted to designate distributions attributable to net business interest income as section 163(j) interest dividends. For the 2022 calendar year 81.55% of our taxable ordinary dividends as of September 30, 2022 qualified as section 163(j) interest dividends. This percentage is based on the best estimates available at the time of this filing. The final percentage will be determined with the filing of Form 1099-DIV.

We generate dividend income that may be beneficial to certain U.S. corporate shareholders. Under IRC Sections 243 and 854, a RIC is permitted to designate ordinary dividends as eligible for the 50% dividends received deduction. For the 2022 calendar year 4.61% of our taxable ordinary dividends as of September 30, 2022 qualified for the deduction under sections 243 and 854.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

This percentage is based on the best estimates available at the time of this filing. The final percentage will be determined with the filing Form 1099-DIV.
For the tax year ending August 31, 2022, the tax character of dividends paid to stockholders through August 31, 2022 is expected to be ordinary income and capital gains however due to the difference between our fiscal and tax year ends, the final determination of the tax character of dividends between ordinary income and capital gains will not be made until we file our tax return for the tax year ending August 31, 2022.
Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following reconciles the net increase in net assets resulting from operations to taxable income for the tax years ended August 31, 2022, 2021, and 2020:

	Tax Year Ended August 31,
	2022		2021	2020
Net increase (decrease) in net assets resulting from operations	$735,343		$428,106	$(78,949)
Net realized (gains) losses on investments	22,375		16,173	10,139
Net unrealized (gains) losses on investments	(405,414)		(143,654)	328,997
Other temporary book-to-tax differences	(76,361)		(47,330)	(91,368)
Permanent differences	30		(20)	57
Taxable income before deductions for distributions	$275,973	(3)	$253,275	$168,876
(3) Final determination of permanent differences will not be final until we file our return for the tax year ended August 31, 2022.
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. As of August 31, 2022, we had no capital loss carryforwards available for use in later tax years. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, some of the Company’s capital loss carryforwards may become permanently unavailable due to limitations by the Code.
For the tax year ended August 31, 2022, we had $21,453 cumulative taxable income and capital gain in excess of cumulative distributions.
As of September 30, 2022, the cost basis of investments for tax purposes was $7,541,133 resulting in an estimated net unrealized gain of $41,532. As of September 30, 2022, the gross unrealized gains and losses were $1,423,888 and $1,382,356, respectively. As of June 30, 2022, the cost basis of investments for tax purposes was $7,214,493 resulting in an estimated net unrealized gain of $388,017. As of June 30, 2022, the gross unrealized gains and losses were $1,506,944 and $1,118,927, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of September 30, 2022 and June 30, 2022 was calculated based on the book cost of investments as of September 30, 2022 and June 30, 2022, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2022 and 2021, respectively.
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal excise taxes, among other items. During the tax year ended August 31, 2022, we increased overdistributed net investment income by $30 and decreased capital in excess of par value by $30. During the tax year ended August 31, 2021, we decreased overdistributed net investment income by $20 and increased capital in excess of par value by $20. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended August 31, 2022, once finalized, will be recorded in the fiscal year ending June 30, 2023. The reclassifications for the taxable year ended August 31, 2021 were recorded in the fiscal year ended June 30, 2022.

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
The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from us, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our total assets. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. The total gross base management fee incurred to the favor of the Investment Adviser was $38,314 and $32,203 during the three months ended September 30, 2022 and September 30, 2021, respectively.
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
The total income incentive fee incurred was $21,626 and $19,740 during the three months ended September 30, 2022 and September 30, 2021, respectively. No capital gains incentive fee was incurred during the three months ended September 30, 2022 and September 30, 2021.
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
The allocation of net overhead expense from Prospect Administration was $3,099 and $4,526 for the three months ended September 30, 2022 and September 30, 2021, respectively. Prospect Administration received estimated payments of $271 and $2,298 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal services during the three months ended September 30, 2022 and September 30, 2021, respectively. In addition, we were given a credit in the amount of $1,212 for legal expenses incurred on behalf of our portfolio companies that were remitted to Prospect Administration during the three months ended September 30, 2022. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount.

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
During the three months ended September 30, 2022 and September 30, 2021, we received payments of $1,760 and $1,835, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration.
Co-Investments
On January 13, 2020, (amended on August 2, 2022), we received an exemptive order from the SEC (the “Order”), which superseded a prior co-investment exemptive order granted on February 10, 2014, that gave us the ability to negotiate terms other than price and quantity of co-investment transactions with other funds managed by the Investment Adviser or certain affiliates, including Priority Income Fund, Inc. and Prospect Floating Rate and Alternative Income Fund, Inc. (f/k/a Prospect Sustainable Income Fund, Inc.), where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions included therein.
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
We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the three months ended September 30, 2022 and September 30, 2021, we recognized expenses that were reimbursed for valuation services of $21 and $31, respectively. Conversely, Priority Income Fund, Inc. and Prospect Floating Rate and Alternative Income Fund, Inc. (f/k/a Prospect Sustainable Income Fund, Inc.) reimburse us for software fees, expenses which were initially incurred by Prospect.

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
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings of Delaware LLC (“CP Holdings”), a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy Services, Inc. (“CP Energy”), and the remaining equity is owned by CP Energy management. CP Energy owns directly or indirectly 100% of each of CP Well; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”) a portfolio company of Prospect with $27,347 in first lien term loans (the “Spartan Term Loans”) due to us as of September 30, 2022. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loans.
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

	Three Months Ended
	September 30, 2022	September 30, 2021
Interest Income
Interest Income from CP Energy	$1,521	$1,271
Interest Income from Spartan	700	360
Total Interest Income	$2,221	$1,631
Other Income
Administrative Agent	$—	$6
Total Other Income	$—	$6
Reimbursement of Legal, Tax, etc. (1)	21	—
(1) Paid from CP Energy to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to CP Energy (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended
	September 30, 2022	September 30, 2021
Interest Income Capitalized as PIK
CP Energy	$1,521	$1,271
Spartan	699	—
Total Interest Income Capitalized as PIK	$2,220	$1,271

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	As of
	September 30, 2022	June 30, 2022
Interest Receivable (2)	$28	$26
Other Receivables (3)	173	171
(2) Interest income recognized but not yet paid.
(3) Represents amounts due from CP Energy and Spartan to Prospect for reimbursement of expenses paid by Prospect on behalf of CP Energy and Spartan.

Credit Central Loan Company, LLC
Prospect owns 100% of the equity of Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a Consolidated Holding Company. Credit Central Delaware owns 99.81% of the equity of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC) (“Credit Central”), with entities owned by Credit Central management owning the remaining equity. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC. Credit Central is a branch-based provider of installment loans.

	Three Months Ended
	September 30, 2022	September 30, 2021
Interest Income	$1,859	$3,650
Managerial Assistance (1)	175	175
(1) No income recognized by Prospect. MA payments were paid from Credit Central to Prospect and subsequently remitted to PA.

	Three Months Ended
	September 30, 2022	September 30, 2021
Accreted Original Issue Discount	$185	$137
Interest Income Capitalized as PIK	1,697	1,755

	As of
	September 30, 2022	June 30, 2022
Interest Receivable (2)	$19	$42
Other Receivables (3)	7	7
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

During the year ended June 30, 2022, Prospect restructured Echelon’s $32,843 First Lien Term Loan into preferred units.

	Three Months Ended
	September 30, 2022	September 30, 2021
Interest Income	$869	$2,701
Managerial Assistance (1)	63	63
Reimbursement of Legal, Tax, etc.(2)	2	—

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

	Three Months Ended
	September 30, 2022	September 30, 2021
Interest Income Capitalized as PIK	1,587	5,104

	As of
	September 30, 2022	June 30, 2022
Interest Receivable (3)	$621	$1,339
Other Receivables (4)	3	2
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

	Three Months Ended
	September 30, 2022	September 30, 2021
Interest Income	$20,235	$18,338
Other Income
Structuring Fee	$—	$7,234
Total Other Income	$—	$7,234
Managerial Assistance (1)	$—	$600
(1) No income recognized by Prospect. MA payments were paid from First Tower to Prospect and subsequently remitted to PA.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended
	September 30, 2022	September 30, 2021
Interest Income Capitalized as PIK	$9,576	$3,777
Repayment of Loan Receivable	—	308

	As of
	September 30, 2022	June 30, 2022
Interest Receivable (2)	$224	$218
Other Receivables (3)	6	6
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

	As of
	September 30, 2022	June 30, 2022
Other Receivables	$4	$6
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

	Three Months Ended
	September 30, 2022	September 30, 2021
Interest Income	$7,508	$6,328
Managerial Assistance (1)	365	—
(1) No income recognized by Prospect. MA payments were paid from InterDent to Prospect and subsequently remitted to PA.

	Three Months Ended
	September 30, 2022	September 30, 2021
Additions	$—	$7,778
Interest Income Capitalized as PIK	4,981	4,418
Repayment of Loan Receivable	—	123

	As of
	September 30, 2022	June 30, 2022
Interest Receivable (2)	$86	$80
Other Receivables (3)	22	16

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

(2) Interest income recognized but not yet paid.
(3) Represents amounts due from InterDent to Prospect for reimbursement of expenses paid by Prospect on behalf of InterDent.

Kickapoo Ranch Pet Resort

Prospect owns 100% of the membership interest of Kickapoo Ranch Pet Resort (“Kickapoo”). Kickapoo is a luxury pet boarding facility.

	Three Months Ended
	September 30, 2022	September 30, 2021
Dividend Income	$50	$—

	As of
	September 30, 2022	June 30, 2022
Other Receivables (1)	$7	$8
(1) Represents amounts due from Kickapoo to Prospect for reimbursement of expenses paid by Prospect on behalf of Kickapoo

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

	Three Months Ended
	September 30, 2022	September 30, 2021
Interest Income	$1,897	$1,757
Managerial Assistance (1)	$75	$—
(1) No income recognized by Prospect. MA payments were paid from MITY to Prospect and subsequently remitted to PA.

	Three Months Ended
	September 30, 2022	September 30, 2021
Interest Income Capitalized as PIK	$—	$1,607
Repayment of Loan Receivable	573	—

	As of
	September 30, 2022	June 30, 2022
Interest Receivable (2)	$27	$81
Other Receivables (3)	8	6
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
During the three months ended September 30, 2022, we received partial repayments of $48,500 of our loans previously outstanding with NPRC and its wholly owned subsidiaries and $4,000 as a return of capital on our equity investment in NPRC. We provided $74,000 of debt financing and $3,600 to fund capital expenditures for existing real estate properties, to provide working capital, to fund purchases of rated secured structured notes, and to fund purchases of rated secured structured notes.

	Three Months Ended
	September 30, 2022	September 30, 2021
Interest Income	$20,272	$15,997
Other Income
Royalty/Net Interest	$20,665	$9,625
Total Other Income	$20,665	$9,625
Managerial Assistance (1)	$525	$525
Reimbursement of Legal, Tax, etc.(2)	506	2,118
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

	Three Months Ended
	September 30, 2022	September 30, 2021
Additions	$77,600	$9,890
Repayment of Loan Receivable	48,500	33,900
Return of Capital	4,000	—

	As of
	September 30, 2022	June 30, 2022
Interest Receivable (3)	$95	$83
Other Receivables (4)	8	7
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

	Three Months Ended
	September 30, 2022	September 30, 2021
Interest Income	$1,045	$1,036
Dividend Income (1)	3	1,250
Managerial Assistance (2)	100	100
(1) All dividends were paid from earnings and profits of Nationwide.
(2) No income recognized by Prospect. MA payments were paid from Nationwide to Prospect and subsequently remitted to PA.

	Three Months Ended
	September 30, 2022	September 30, 2021
Interest Income Capitalized as PIK	$522	$—

	As of
	September 30, 2022	June 30, 2022
Interest Receivable (3)	$12	$11
Other Receivables (4)	9	9
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide.
NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 90.42% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of September 30, 2022 and June 30, 2022, respectively, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.
On December 30, 2019, NMMB executed a dividend recapitalization whereby Prospect invested $15,100 of a first lien term loan to repay NMMB’s existing term loan, provide a shareholder distribution, and pay fees and expenses. As part of the recapitalization, Prospect converted its Series A and Series B preferred securities into 92.42% common equity and received a dividend distribution of $2,797.

	Three Months Ended
	September 30, 2022	September 30, 2021
Interest Income	$818	$131
Dividend Income (1)	1,093	—
Managerial Assistance (2)	100	100
Realized Loss	(1,093)	—
(1) All dividends were paid from earnings and profits of NMMB.
(2) No income recognized by Prospect. MA payments were paid from NMMB to Prospect and subsequently remitted to PA.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended
	September 30, 2022	September 30, 2021
Repayment of loan receivable
Repayment from NMMB	$—	$38
Total Repayment of Loan Receivable	$—	$38

	As of
	September 30, 2022	June 30, 2022
Interest Receivable (3)	$10	$9
Other Receivables (4)	5	5
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB.

Pacific World Corporation
Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.97% ownership interest of Pacific World as of September 30, 2022 and June 30, 2022, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.
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

	Three Months Ended
	September 30, 2022	September 30, 2021
Interest Income	$1,508	$1,124

	Three Months Ended
	September 30, 2022	September 30, 2021
Additions	$500	$2,000
Interest Income Capitalized as PIK	1,504	683

	As of
	September 30, 2022	June 30, 2022
Interest Receivable (1)	$19	$16
Other Receivables (2)	118	109
(1) Interest income recognized but not yet paid.
(2) Represents amounts due from Pacific World to Prospect for reimbursement of expenses paid by Prospect on behalf of Pacific World.
R-V Industries, Inc.
Prospect owns 87.75% of the fully-diluted equity of R-V Industries, Inc. (“R-V”), with R-V management owning the remaining 12.25% of the equity. On December 15, 2020 we restructured our $28,622 Senior Subordinated Note with R-V into a $28,622 First Lien Note. No realized gain or loss was recorded as a result of the transaction.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended
	September 30, 2022	September 30, 2021
Interest Income	$985	$716
Managerial Assistance (1)	45	45
Reimbursement of Legal, Tax, etc.(2)	—	4
(1) No income recognized by Prospect. MA payments were paid from R-V to Prospect and subsequently remitted to PA.
(2) Paid from R-V to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to R-V (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	As of
	September 30, 2022	June 30, 2022
Interest Receivable (3)	$12	$11
Other Receivables (4)	3	2
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

	Three Months Ended
	September 30, 2022	September 30, 2021
Interest Income	$688	$593
Managerial Assistance (1)	3	3
(1) No income recognized by Prospect. MA payments were paid from UTP to Prospect and subsequently remitted to PA.

	Three Months Ended
	September 30, 2022	September 30, 2021
Repayment of Loan Receivable	$8	$8

	As of
	September 30, 2022	June 30, 2022
Interest Receivable (2)	$9	$7
Other Receivables (3)	17	17
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

	Three Months Ended
	September 30, 2022	September 30, 2021
Interest Income	$173	$51

	Three Months Ended
	September 30, 2022	September 30, 2021
Additions	$6,000	$—
Interest Income Capitalized as PIK	114	—

	As of
	September 30, 2022	June 30, 2022
Interest Receivable (1)	$3	$1
Other Receivables (2)	62	62

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

	Three Months Ended
	September 30, 2022	September 30, 2021
Interest Income
Interest Income from Valley	$558	$280
Interest Income from Valley Electric	1,627	1,498
Total Interest Income	$2,185	$1,778
Dividend Income (1)	$44	$—
Other Income
Residual Profit Interest	$—	$167
Total Other Income	$—	$167
Managerial Assistance (2)	$150	$150
(1) All dividends were paid from earnings and profits.
(2) No income recognized by Prospect. MA payments were paid from Valley Electric to Prospect and subsequently remitted to PA.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended
	September 30, 2022	`	September 30, 2021
Repayment of loan receivable	$(44)		$—

	As of
	September 30, 2022	June 30, 2022
Interest Receivable (3)	$19	$19
Other Receivables (4)	5	5
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
We are not aware of any material legal proceedings as of September 30, 2022.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 16. Financial Highlights
The following is a schedule of financial highlights for the three months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30,
	2022		2021
Per Share Data
Net asset value per common share at beginning of period	$10.48		$9.81
Net investment income(1)	0.25		0.21
Net realized and change in unrealized (losses) gains(1)	(0.49)		0.33
Net (decrease) increase from operations	(0.24)		0.54
Distributions of net investment income to preferred stockholders	(0.03)		(0.01)
Net (decrease) increase from operations applicable to common stockholders	(0.27)		0.53
Distributions of net investment income to common stockholders	(0.18)	(4)	(0.18)	(4)
Return of Capital to common stockholders	—	(4)	—	(4)
Common stock transactions(2)	(0.02)		(0.01)
Offering costs from issuance of preferred stock	—		(0.03)
Net asset value per common share at end of period	$10.01		$10.12

Per common share market value at end of period	$6.20		$7.70
Total return based on market value(3)	(9.06%)		(6.06%)
Total return based on net asset value(3)	(2.07%)		5.59%
Shares of common stock outstanding at end of period	396,179,053		389,504,713
Weighted average shares of common stock outstanding	394,337,440		388,886,142

Ratios/Supplemental Data
Net assets at end of period	$3,964,422		$3,943,263
Portfolio turnover rate	1.98%		5.13%
Annualized ratio of operating expenses to average net assets applicable to common shares(8)	10.23%		9.09%
Annualized ratio of net investment income to average net assets applicable to common shares(8)	9.82%		8.40%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2022:

	Year Ended June 30,
	2022		2021		2020		2019	2018
Per Share Data
Net asset value per common share at beginning of year	$9.81		$8.18		$9.01		$9.35	$9.32
Net investment income(1)	0.88		0.75		0.72		0.85	0.79
Net realized and change in unrealized gains (losses)(1)	0.61		1.77		(0.76)		(0.46)	0.04
Net increase (decrease) from operations	1.49		2.51	(5)	(0.04)		0.39	0.83
Distributions of net investment income to preferred stockholders	(0.06)		—		—		—	—
Net increase (decrease) from operations applicable to common stockholders	1.43		2.51		(0.04)		0.39	0.83
Distributions of net investment income to common stockholders	(0.71)	(4)	(0.63)	(9)	(0.49)	(7)	(0.72)	(0.77)
Return of capital to common stockholders	(0.01)	(4)	(0.09)	(9)	(0.23)	(7)	—	—
Common stock transactions(2)	(0.05)		(0.11)		(0.07)		(0.01)	(0.03)	(4)
Offering costs from issuance of preferred stock	(0.03)		(0.04)		—		—	—
Reclassification of preferred stock issuance costs(6)	0.03		—		—		—	—
Net asset value per common share at end of year	$10.48	(5)	$9.81	(5)	$8.18		$9.01	$9.35

Per share market value at end of year	$6.99		$8.39		$5.11		$6.53	$6.71
Total return based on market value(3)	(8.59%)		85.53%		(11.35%)		8.23%	(7.42%)
Total return based on net asset value(3)	17.21%		35.52%		2.84%		7.17%	12.39%
Shares of common stock outstanding at end of year	393,164,437		388,419,573		373,538,499		367,131,025	364,409,938
Weighted average shares of common stock outstanding	390,571,648		382,705,106		368,094,299		365,984,541	361,456,075

Ratios/Supplemental Data
Net assets at end of year	$4,119,123		$3,945,517		$3,055,861		$3,306,275	$3,407,047
Portfolio turnover rate	15.92%		14.64%		16.46%		10.86%	30.70%
Ratio of operating expenses to average net assets applicable to common shares(8)	9.00%		9.98%		11.37%		11.65%	11.08%
Ratio of net investment income to average net assets applicable to common shares(8)	8.44%		8.24%		8.44%		9.32%	8.57%
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
(3)Total return based on market value is based on the change in market price per common share between the opening and ending market prices per share in each period and assumes that common stock dividends are reinvested in accordance with our common stock dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per common share between the opening and ending net asset values per common share in each period and assumes that dividends are reinvested in accordance with our common stock dividend reinvestment plan. For periods less than a year, total return is not annualized.
(4)Not finalized for the respective fiscal period. Refer to Note 12.
(5)Does not foot due to rounding.
(6)Preferred stock issuance costs include offering costs and underwriting costs related to the issuance of preferred stock. During the three months ended December 31, 2021, we have reclassified all preferred stock issuance costs related to preferred stock issued as temporary equity following our reclassification of preferred stock during the three months ended September 30, 2021. Refer to Note 9 within the accompanying notes to the consolidated financial statements for further discussion.

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
Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ended June 30, 2023:

	Investment Income		Net Investment Income		Net Realized and Unrealized (Losses) Gains		Net Increase (Decrease) in Net Assets from Operations Applicable to Common Stockholders
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2020	$142,880	$0.38	$57,545	$0.15	$110,201	$0.30	$167,746	$0.45
December 31, 2020	172,292	0.45	81,561	0.21	224,406	0.60	305,921	0.80
March 31, 2021	159,456	0.41	73,402	0.19	173,006	0.45	246,008	0.64
June 30, 2021	157,339	0.41	73,229	0.19	170,457	0.44	242,421	0.62

September 30, 2021	$169,474	$0.44	$81,369	$0.21	$130,762	$0.34	$209,724	$0.54
December 31, 2021	175,376	0.45	85,557	0.22	168,056	0.43	246,411	0.63
March 31, 2022	181,431	0.46	87,005	0.22	77,291	0.20	157,157	0.40
June 30, 2022	184,623	0.47	89,969	0.23	(137,425)	(0.35)	(56,643)	(0.14)

September 30, 2022	$202,674	$0.51	$99,266	$0.25	$(191,705)	$(0.49)	$(105,199)	$(0.27)
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
During the period from October 1, 2022 through November 3, 2022, we increased total commitments to the Revolving Credit Facility by $42,500 to $1,676,500. Aggregate commitments are from an expanded group of 48 lenders.
On October 7, 2022, we amended our Dealer Manager Agreement dated June 9, 2022 with PCS to add the 6.50% Series A3 Preferred Stock (“Series A3 Preferred Stock”) and the 6.50% Series M3 Preferred Stock (“Series M3 Preferred Stock”), each par value $0.001 per share, and each with a liquidation preference of $25.00 per share, to our offering of up to 60,000,000 shares of preferred stock. We may offer any future series of Preferred Stock, provided that the aggregate number of shares issued across all series of Preferred Stock offered pursuant to the Dealer Manager Agreement dated October 7, 2022 with PCS shall not exceed 60,000,000 shares.
On October 7, 2022, we amended our Dealer Manager Agreement dated February 18, 2022 with InspereX LLC to add the 6.50% Series AA2 Preferred Stock (“Series AA2 Preferred Stock”) and the 6.50% Series MM2 Preferred Stock (“Series MM2 Preferred Stock”), each par value $0.001 per share, and each with a liquidation preference of $25.00 per share, to our offering of up to 10,000,000 shares of preferred stock. We may offer any future series of Preferred Stock, provided that the aggregate number of shares issued across all series of Preferred Stock offered pursuant to the Dealer Manager Agreement dated October 7, 2022 with Insperex LLC shall not exceed 10,000,000 shares.
During the period from October 6, 2022 through November 3, 2022, we issued a total of 453,539 shares of our Series A1 Preferred Stock, 5,504,505 shares of our 6.50% Series A3 Preferred Stock, 105,204 shares of our Series M1 Preferred Stock and 443,543 shares of our 6.50% Series M3 Preferred Stock, excluding shares issued via the Preferred Stock Dividend Reinvestment Plan, for net proceeds of $147,363.
On November 9, 2022, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
December 2022	12/21/2022	1/3/2023	$0.114583
January 2023	1/18/2023	2/1/2023	$0.114583
February 2023	2/15/2023	3/1/2023	$0.114583
On November 9, 2022, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 6.50% of the Stated Value of $25 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January as a result), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
December 2022	12/21/2022	1/3/2023	$0.135417
January 2023	1/18/2023	2/1/2023	$0.135417
February 2023	2/15/2023	3/1/2023	$0.135417
On November 9, 2022, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
November 2022 - January 2023	1/18/2023	2/1/2023	$0.334375
On November 9, 2022, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
November 2022	11/28/2022	12/20/2022	$0.0600
December 2022	12/28/2022	1/19/2023	$0.0600
January 2023	1/27/2023	2/16/2023	$0.0600

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
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third-party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of September 30, 2022, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $2,786,356 and $3,444,478, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. We consolidate all wholly owned and substantially wholly owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.

First Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended September 30, 2022, we acquired $110,253 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $169,583, funded $500 of revolver advances, and recorded PIK interest of $24,194, resulting in gross investment originations of $304,530. During the three months ended September 30, 2022, we received full repayments totaling $53,014, received $11,445 in sales, received $56 of revolver paydowns, and received $85,948 in partial prepayments, scheduled principal amortization payments, and return of capital distributions, resulting in net repayments of $150,463.

Debt Issuances and Redemptions
On July 14, 2022, we converted $3 in outstanding principal amount of the 2022 Notes to 300 shares of common stock at a rate of 100.2305 shares of common stock per $1 principal amount, together with cash in lieu of fractional shares, in accordance with a Holder Conversion Notice.
On July 15, 2022, we repaid the remaining outstanding principal amount of $60,498 of the 2022 Notes, plus interest, at maturity.
During the three months ended September 30, 2022, we repaid $1,144 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2022 was $35.
During the three months ended September 30, 2022, we issued $2,624 aggregate principal amount of Prospect Capital InterNotes® with a weighted average stated interest rate of 4.50%, to extend our borrowing base. The newly issued notes mature between July 15, 2027 and September 15, 2027 and generated net proceeds of $2,591.
During the three months ended September 30, 2022, we increased total commitments to the Revolving Credit Facility by $134,000 to $1,634,000 in the aggregate.
Equity Issuances
On July 20, 2022, August 18, 2022, and September 21, 2022, we issued 438,294, 412,806, and 1,303,858 shares of our common stock in connection with the dividend reinvestment plan, respectively.
During the three months ended September 30, 2022, 209,163 shares of our Series A1 Preferred Stock and 65,481 shares of our Series M1 Preferred Stock were converted to 859,358 shares of our common stock, in connection with Holder Optional Conversions and Optional Redemptions Following Death of a Holder.
During the three months ended September 30, 2022, we issued 10,157,297 shares of our Series A1 Preferred Stock for net proceeds of $228,539 and 1,364,362 shares of our Series M1 Preferred Stock for net proceeds of $33,086, each excluding offering costs and preferred stock dividend reinvestment.

In connection with our Preferred Stock Dividend Reinvestment Plan, we issued additional Series A1 Preferred Stock and Series M1 Preferred Stock of 2,736, 2,846, and 3,813 shares throughout July, August and September 2022.

Investment Holdings
At September 30, 2022, we have $7,582,665, or 191.3%, of our net assets applicable to common shares invested in 128 long-term portfolio investments and CLOs.
Our annualized current yield was 12.4% and 11.1% as of September 30, 2022 and June 30, 2022, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 9.9% and 8.7% as of September 30, 2022 and June 30, 2022, respectively, across all investments. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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
As of September 30, 2022, we own controlling interests in the following portfolio companies: CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”); Kickapoo Ranch Pet Resort (“Kickapoo”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); R-V Industries, Inc. (“R-V”); Universal Turbine Parts, LLC (“UTP”); USES Corp. (“United States Environmental Services” or “USES”); and Valley Electric Company, Inc. (“Valley Electric”). In June 2019, CP Energy purchased a controlling interest of the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $27,347 in senior secured term loans (the “Spartan Term Loan A”) due to us as of September 30, 2022. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, we report our investments in Spartan as control investment. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loan A.
As of September 30, 2022, we also own affiliated interests in Nixon, Inc. (“Nixon”), PGX Holdings, Inc. (“PGX”), RGIS Services, LLC, (“RGIS”), and Targus Cayman HoldCo Limited (“Targus”).
The following shows the composition of our investment portfolio by level of control as of September 30, 2022 and June 30, 2022:

	September 30, 2022				June 30, 2022
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$2,786,356	37.9%	$3,444,478	45.4%	$2,732,906	38.0%	$3,438,317	45.2%
Affiliate Investments	236,898	3.2%	317,275	4.2%	242,101	3.4%	393,264	5.2%
Non-Control/Non-Affiliate Investments	4,322,232	58.9%	3,820,912	50.4%	4,221,824	58.6%	3,770,929	49.6%
Total Investments	$7,345,486	100.0%	$7,582,665	100.0%	$7,196,831	100.0%	$7,602,510	100.0%
The following shows the composition of our investment portfolio by type of investment as of September 30, 2022 and June 30, 2022:

	September 30, 2022				June 30, 2022
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Revolving Line of Credit	$40,875	0.6%	$40,751	0.5%	$39,775	0.6%	$39,746	0.5%
First Lien Debt	3,980,337	54.2%	3,884,792	51.3%	3,839,553	53.3%	3,757,960	49.4%
Second Lien Debt	1,593,464	21.7%	1,441,284	19.0%	1,588,557	22.1%	1,471,336	19.4%
Unsecured Debt	7,200	0.1%	7,200	0.1%	7,200	0.1%	7,200	0.1%
Subordinated Structured Notes	990,723	13.4%	695,292	9.2%	997,703	13.9%	711,429	9.4%
Preferred Stock	355,582	4.8%	38,570	0.5%	345,602	4.8%	47,719	0.6%
Common Stock	196,859	2.7%	1,117,488	14.7%	197,215	2.7%	1,187,620	15.6%
Membership Interest	180,446	2.5%	295,036	3.9%	181,226	2.5%	316,970	4.2%
Participating Interest	—	—%	62,252	0.8%	—	—%	62,530	0.8%
Total Investments	$7,345,486	100.0%	$7,582,665	100.0%	$7,196,831	100.0%	$7,602,510	100.0%
(1)Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.

The following shows our investments in interest bearing securities by type of investment as of September 30, 2022 and June 30, 2022:

	September 30, 2022				June 30, 2022
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Debt and First Lien Revolving Line of Credit	$4,021,212	60.8%	$3,925,543	64.7%	$3,879,328	59.9%	$3,797,706	63.4%
Second Lien	1,593,464	24.1%	1,441,284	23.7%	1,588,557	24.5%	1,471,336	24.6%
Unsecured	7,200	0.1%	7,200	0.1%	7,200	0.1%	7,200	0.1%
Subordinated Structured Notes	990,723	15.0%	695,292	11.5%	997,703	15.5%	711,429	11.9%
Total Interest Bearing Investments	$6,612,599	100.0%	$6,069,319	100.0%	$6,472,788	100.0%	$5,987,671	100.0%

The following shows the composition of our investment portfolio by industry as of September 30, 2022 and June 30, 2022:

	September 30, 2022				June 30, 2022
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$110,378	1.5%	$62,022	0.8%	$108,790	1.5%	$65,766	0.9%
Air Freight & Logistics	187,620	2.6%	187,978	2.5%	178,077	2.5%	178,414	2.3%
Auto Components	134,527	1.8%	122,761	1.6%	104,499	1.5%	103,536	1.4%
Building Products	35,000	0.5%	34,669	0.5%	35,000	0.5%	34,697	0.5%
Capital Markets	42,500	0.6%	41,640	0.5%	42,500	0.6%	41,574	0.5%
Commercial Services & Supplies	424,342	5.8%	354,313	4.7%	424,795	5.9%	356,965	4.7%
Communications Equipment	59,799	0.8%	56,607	0.7%	59,780	0.8%	57,556	0.8%
Construction & Engineering	68,303	0.9%	141,679	1.9%	68,259	0.9%	145,983	1.9%
Consumer Finance	580,719	7.9%	748,771	9.9%	568,739	7.9%	765,168	10.1%
Distributors	271,937	3.7%	168,920	2.2%	278,530	3.9%	180,108	2.4%
Diversified Consumer Services	249,661	3.4%	311,301	4.1%	250,393	3.5%	365,669	4.8%
Diversified Financial Services	36,816	0.5%	36,816	0.5%	36,878	0.5%	36,878	0.5%
Diversified Telecommunication Services	166,065	2.3%	163,311	2.2%	165,966	2.3%	166,356	2.2%
Energy Equipment & Services	302,716	4.1%	119,263	1.6%	300,496	4.2%	126,600	1.7%
Equity Real Estate Investment Trusts (REITs)	667,016	9.0%	1,412,730	18.6%	647,316	9.0%	1,399,857	18.3%
Food & Staples Retailing	27,437	0.4%	27,146	0.4%	9,262	0.1%	9,440	0.1%
Food Products	131,036	1.8%	125,700	1.7%	130,998	1.8%	127,436	1.7%
Health Care Equipment & Supplies	7,484	0.1%	6,894	0.1%	7,483	0.1%	6,966	0.1%
Health Care Providers & Services	666,171	9.1%	745,827	9.8%	660,976	9.2%	748,591	9.8%
Health Care Technology	128,973	1.8%	128,927	1.7%	89,675	1.2%	89,675	1.2%
Hotels, Restaurants & Leisure	23,127	0.3%	22,234	0.3%	23,359	0.3%	22,651	0.3%
Household Durables	128,253	1.7%	122,849	1.6%	123,175	1.7%	122,652	1.6%
Household Products	20,874	0.3%	20,874	0.3%	20,936	0.3%	20,936	0.3%
Insurance	—	—%	—	—%	21,966	0.3%	22,280	0.3%
Interactive Media & Services	226,054	3.1%	226,054	3.0%	233,204	3.2%	233,204	3.1%
Internet & Direct Marketing Retail	20,217	0.3%	16,946	0.2%	20,212	0.3%	17,454	0.2%
IT Services	359,331	4.9%	348,710	4.6%	305,311	4.2%	303,681	4.0%
Leisure Products	67,880	0.9%	67,534	0.9%	39,015	0.5%	38,757	0.5%
Machinery	108,220	1.5%	122,580	1.6%	108,780	1.5%	124,458	1.6%
Media	107,812	1.5%	165,655	2.2%	108,062	1.5%	161,140	2.1%
Online Lending	25,080	0.3%	25,058	0.3%	29,080	0.4%	29,080	0.4%
Paper & Forest Products	—	—%	—	—%	11,445	0.2%	4,952	0.1%
Personal Products	262,399	3.6%	65,336	0.9%	260,396	3.6%	59,179	0.8%
Pharmaceuticals	25,536	0.3%	25,829	0.3%	25,557	0.4%	25,962	0.3%
Professional Services	190,391	2.6%	185,671	2.4%	205,032	2.8%	203,256	2.7%
Software	52,309	0.7%	50,013	0.7%	52,295	0.7%	52,500	0.7%
Technology Hardware, Storage & Peripherals	—	—%	—	—%	12,447	0.2%	12,398	0.2%
Textiles, Apparel & Luxury Goods	177,372	2.4%	194,131	2.6%	178,428	2.5%	211,359	2.8%
Trading Companies & Distributors	65,208	0.9%	36,114	0.5%	65,216	0.9%	31,147	0.4%
Subtotal	6,158,563	83.9%	6,692,863	88.4%	6,012,328	83.4%	6,704,281	88.3%
Structured Finance(1)	1,186,923	16.1%	889,802	11.6%	1,184,503	16.6%	898,229	11.7%
Total Investments	$7,345,486	100.0%	$7,582,665	100.0%	$7,196,831	100.0%	$7,602,510	100.0%
(1) Our SSN investments do not have industry concentrations and as such have been separated in the tables above. As of September 30, 2022 and June 30, 2022, Structured Finance includes 194,510,000 and $186,800, respectively, of senior secured debt investments held through our investment in NPRC and its wholly-owned subsidiary.

Portfolio Investment Activity
Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans and second lien loans, though we also continue to close select equity investments. For information regarding investment activity for the three months ended September 30, 2022 and September 30, 2021 are presented below:

	Three months ended September 30,
	2022	2021
Investments in portfolio companies
Investments in new portfolio companies	$110,253	$315,156
Follow-on investments in existing portfolio companies (1)	169,583	86,722
Revolver advances	500	4,000
PIK interest (2)	24,194	18,790
Total investments in portfolio companies	$304,530	$424,668

Investments by portfolio composition
First Lien Debt	$250,611	$178,026
Second Lien Debt	50,319	246,642
Equity	3,600	—
Total investments by portfolio composition	$304,530	$424,668

Investments repaid or sold
Partial repayments (3)	$85,948	$54,738
Full repayments	53,014	269,230
Investments sold	11,445	—
Revolver paydowns	56	32
Total investments repaid or sold	$150,463	$324,000

Investments repaid or sold by portfolio composition
First Lien Debt	$99,502	$138,279
1.5 Lien Debt	—	18,164
Second Lien Debt	46,225	167,557
Equity	4,736	—
Total investments repaid or sold by portfolio composition	$150,463	$324,000

Weighted average interest rates for new investments by portfolio composition (4)
First Lien Debt	8.95%	8.10%
Second Lien Debt	11.24%	11.47%
    (1) Includes follow-on investments in existing portfolio companies and refinancings, if any.
(2) During the three months ended September 30, 2022, approximately $22,896 of PIK interest capitalized was accrued as interest income and the remaining $1,298 was included due to the timing of interest payment dates and resulting capitalization occurring during the prior year. During the three months ended September 30, 2021, approximately $14,584 of PIK interest capitalized was accrued as interest income and the remaining $4,206 was included due to the timing of interest payment dates and resulting capitalization occurring during the prior year.
    (3) Includes partial prepayments of principal, scheduled amortization payments and refinancings, if any.
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $7,582,665.
Our portfolio companies are generally lower middle-market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.
Impact of the coronavirus (the “COVID-19”) pandemic
As of September 30, 2022, there remains to be global uncertainty surrounding the COVID-19 pandemic, which has caused severe disruptions in the global economy and has negatively impacted the fair value and performance of certain investments since the pandemic began. For the three months ended September 30, 2022, the aggregate increases in fair value and net unrealized depreciation on investments were driven by the expansion of comparable company trading multiples and/or tightened credit spreads as the level of market volatility generated by the COVID-19 pandemic declined over the three month period. For certain investments in our portfolio, the valuations continue to reflect factors such as specific industry concerns, uncertainty about the duration of business shutdowns and near-term liquidity needs.

Control Company Investments
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the three months ended September 30, 2022.
Credit Central Loan Company, LLC

Prospect owns 100% of the equity of Credit Central Delaware, a consolidated holding company. Credit Central Delaware owns 99.81% of Credit Central, with entities owned by Credit Central management owning the remaining 0.19% of the equity. Credit Central is a branch-based provider of installment loans.

The fair value of our investment in Credit Central decreased to $67,457 as of September 30, 2022, which represents a discount of $27,658 from its amortized cost, compared to a fair value of $76,935 as of June 30, 2022, representing a discount of $16,298 to its amortized cost basis. The increase in discount to amortized cost resulted from a decline in financial performance and corresponding valuation multiples.

First Tower Finance Company LLC

Prospect owns 100% of the equity of First Tower Delaware, a consolidated holding company. First Tower Delaware owns 78.06% of First Tower Finance. First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.

The fair value of our investment in First Tower decreased to $605,282 as of September 30, 2022, representing a premium of $208,334 to its amortized cost basis compared to a fair value of $607,283 as of June 30, 2022, a premium of $219,912 to its amortized cost. The decrease in premium to amortized cost resulted from a decline in corresponding valuation multiples.

National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties, self-storage, and student housing properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly owned subsidiaries, NPRC invests in online consumer loans and RSSNs. As of September 30, 2022, we own 100% of the fully-diluted common equity of NPRC.
During the three months ended September 30, 2022, we received partial repayments of $48,500 of our loans previously outstanding with NPRC and its wholly owned subsidiaries and $4,000 as a return of capital on our equity investment in NPRC. During the three months ended September 30, 2022, we provided $74,000 of debt financing and $3,600 of equity financing to NPRC to fund capital expenditures for existing real estate properties, to provide working capital, and to fund purchases of rated secured structured notes.

The online consumer loan investments held by certain of NPRC’s wholly owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 60 months to 84 months. As of September 30, 2022, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 311 individual loans, residual interest in three securitizations, and one high yield corporate bond, and had an aggregate fair value of $25,741. The average outstanding individual loan balance is approximately $3 and the loans mature on dates ranging from October 1, 2022 to April 19, 2025 with a weighted-average outstanding term of 12 months as of September 30, 2022. Fixed interest rates range from 8.0% to 36.0% with a weighted-average current interest rate of 19.4%. As of September 30, 2022, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $25,058.
As of September 30, 2022, based on outstanding principal balance, 29.0% of the online consumer loan portfolio held by certain of NPRC’s wholly-owned subsidiaries was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 39.6% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 31.4% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range			Weighted Average Interest Rate*
Super Prime	$252	$250	8.0%	-	20.5%	12.2%
Prime	344	$337	12.0%	-	25.0%	19.0%
Near Prime	273	$270	19.5%	-	36.0%	26.4%
*Weighted by outstanding principal balance of the online consumer loans.
The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of September 30, 2022, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 94 investments with a fair value of $420,627 and face value of $448,235. The average outstanding note is approximately $4,768 with an expected maturity date ranging from April 2026 to October 2033 and weighted-average expected maturity of 6 years as of September 30, 2022. Coupons range from three-month LIBOR (“3ML”) plus 5.20% to 9.23% with a weighted-average coupon of 3ML + 6.93%. As of September 30, 2022, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $194,510.
As of September 30, 2022, based on outstanding notional balance, 12.6% of the portfolio was invested in Single - B rated tranches and 87.4% of the portfolio in BB rated tranches.
As of September 30, 2022, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $888,296 and a fair value of $1,632,298, including our investment in online consumer lending and rated secured structured notes as discussed above. The fair value of $1,412,730 related to NPRC’s real estate portfolio was comprised of forty-seven multi-family properties, eight student housing properties, four senior living properties, and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of September 30, 2022:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	13,494
3	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
4	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
5	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	15,015
6	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,179
7	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	28,957
8	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	16,478
9	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	16,710
10	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	23,881
11	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	18,593
12	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,333
13	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	25,268
14	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	42,402
15	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,453
16	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,638
17	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,963
18	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	31,578
19	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	50,291
20	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
21	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	14,679
22	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
23	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	90,768
24	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	15,784
25	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	54,504
26	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,894
27	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
28	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
29	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	58,393
30	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,374

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
31	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
32	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
33	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
34	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
35	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
36	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,793
37	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,545
38	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
39	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	27,590
40	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
41	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
42	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
43	NPRC Grayson LLC	Grayson, GA	12/14/2020	47,860	40,500
44	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
45	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
46	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000
47	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
48	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	38,175
49	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	16,950
50	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	31,050
51	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	33,825
52	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	100,573
53	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	73,000
54	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
55	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	33,830
56	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	28,350
57	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	22,500
58	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
59	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
60	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
61	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
62	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
				$2,631,326	$2,185,197
The fair value of our investment in NPRC increased to $1,632,298 as of September 30, 2022, a premium of $744,002 from its amortized cost basis compared to a fair value of $1,615,737 as of June 30, 2022, representing a premium of $752,541. The decrease in premium is primarily driven by expansion of capitalization rates, partially offset by increase in market interest rates and growth in net operating income in our real estate portfolio.

Our controlled investments, including those discussed above, are valued at $658,122 above their amortized cost as of September 30, 2022.

Affiliate and Non-Control Company Investments

We hold four affiliate investments at September 30, 2022 (PGX Holdings, Inc. (“Progrexion”), Nixon, Inc., RGIS Services, LLC, (“RGIS”), and Targus Cayman HoldCo Limited (“Targus”)) with a total fair value of $317,275, a premium of $80,377 from their combined amortized cost, compared to a fair value of $393,264 as of June 30, 2022, representing a $151,163 premium to its amortized cost. The decrease in premium is primarily driven by our investment in Progrexion and Targus, which are valued at premiums of $63,181 and $16,964, respectively, as of September 30, 2022, compared to premiums of $114,940 and $33,202, respectively, as of June 30, 2022. The decrease in Progrexion’s premium to amortized cost resulted from a decline in financial performance; the decrease in Targus’s premium to amortized cost resulted from the sale of the company that occurred after the valuation date, but for which conditions existed as of the valuation date.

With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. However, as of September 30, 2022, four of our non-control/ non-affiliate investments, United Sporting Companies, Inc. (“USC”), Engine Group, Inc. (“Engine”), Curo Group Holdings Corp. (“Curo”), and K&N (“K&N Parent, Inc.) are valued at discounts to amortized cost of $97,654, $27,128, $20,347, and $11,643, respectively. As of September 30, 2022, our CLO investment portfolio is valued at a $295,431 discount to amortized cost. Excluding USC, Engine, Curo, K&N, and the CLO investment portfolio, the fair value of our non-control/non-affiliate investments at September 30, 2022 are valued at $49,117 below their amortized cost and did not experience significant changes in operating performance or value.

Our largest non-control/non-affiliate investment is PeopleConnect Holdings, LLC (“PeopleConnect”), which has a fair value equal to its amortized cost basis of $226,054 and represents approximately 5.7% of our Net Asset Value as of September 30, 2022. PeopleConnect is an online information commerce company.

Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of September 30, 2022 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in March 2019; Public Notes which we issued in March 2013, October 2018, January 2021, May 2021 and September 2021; and Prospect Capital InterNotes® which we issue from time to time. As of September 30, 2022, our equity capital is comprised of common and preferred equity.
The following table shows our outstanding debt as of September 30, 2022:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$799,851	$15,223	$799,851	$799,851	1M SOFR +	2.05%

2025 Notes		156,168	2,243	153,925	154,919	6.63%
Convertible Notes		156,168		153,925	154,919

2023 Notes		283,872	389	283,483	284,380	6.07%
6.375%	2024 Notes	81,240	254	80,986	80,540	6.57%
2026 Notes		400,000	6,669	393,331	347,808	3.98%
3.364%	2026 Notes	300,000	5,706	294,294	248,496	3.60%
3.437%	2028 Notes	300,000	7,925	292,075	221,616	3.64%
Public Notes		1,365,112		1,344,169	1,182,840

Prospect Capital InterNotes®		349,044	6,969	342,075	283,400	5.71%
Total		$2,670,175		$2,640,020	$2,421,010
The following table shows our outstanding debt as of June 30, 2022:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$839,464	$10,801	$839,464	$839,464	1ML +	2.05%

2022 Notes		60,501	18	60,483	60,753	5.63%
2025 Notes		156,168	2,459	153,709	158,094	6.63%
Convertible Notes		216,669		214,192	218,847

2023 Notes		284,219	600	283,619	286,101	6.07%
6.375%	2024 Notes	81,240	299	80,941	82,084	6.57%
2026 Notes		400,000	7,134	392,866	355,316	3.98%
3.364%	2026 Notes	300,000	6,026	293,974	254,931	3.60%
3.437%	2028 Notes	300,000	8,222	291,778	229,866	3.64%
Public Notes		1,365,459		1,343,178	1,208,298
		0
Prospect Capital InterNotes®		347,564	7,122	340,442	285,822	5.71%
Total		$2,769,156		$2,737,276	$2,552,431
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of September 30, 2022:

	Payments Due by Fiscal Year
	Total	Remainder of 2023	2024	2025	2026	2027	After 5 Years
Revolving Credit Facility	$799,851	$—	$—	$—	$—	$—	$799,851
Convertible Notes	156,168	—	—	156,168	—	—	—
Public Notes	1,365,112	283,872	81,240	—	400,000	300,000	300,000
Prospect Capital InterNotes®	349,044	—	662	1,499	30,293	75,176	241,414
Total Contractual Obligations	$2,670,175	$283,872	$81,902	$157,667	$430,293	$375,176	$1,341,265
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

Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective September 15, 2022, we completed an extension and upsizing of the revolving credit facility (the “2022 Facility” or the “Revolving Credit Facility”). The lenders have extended commitments of $1,634,000 as of September 30, 2022. The 2022 Facility includes an accordion feature which allows commitments to be increased up to $2,000,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extends the maturity date to September 15, 2027 and the revolving period through September 15, 2026, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.
As of September 30, 2022 and June 30, 2022, we had $659,623 and $660,536, respectively, available to us for borrowing under the Revolving Credit Facility, net of $799,851 and $839,464 outstanding borrowings as of the respective balance sheet dates. Refer to Note 4. Revolving Credit Facility within our consolidated financial statements for additional details.
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
As of June 30, 2022, the outstanding principal amount of the 2022 Notes was $60,501. Following maturity during the three months ended September 30, 2022, none of the 2022 Notes remain outstanding.
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

As of September 30, 2022 and June 30, 2022, the outstanding principal amount of the 2025 Notes were $156,168 and $156,168, respectively. Refer to Note 5. Convertible Notes within our consolidated financial statements for additional details.

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
As of September 30, 2022 and June 30, 2022, the outstanding aggregate principal amount of the 2023 Notes was $283,872 and $284,219, respectively.

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
As of September 30, 2022 and June 30, 2022, the outstanding aggregate principal amount of the 6.375% 2024 Notes was $81,240 and $81,240, respectively.
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
As of September 30, 2022 and June 30, 2022, the outstanding aggregate principal amount of the 2026 Notes was $400,000 and $400,000, respectively.

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
As of September 30, 2022 and June 30, 2022, the outstanding aggregate principal amount of the 3.364% 2026 Notes was $300,000 and $300,000, respectively.
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
As of September 30, 2022 and June 30, 2022, the outstanding aggregate principal amount of the 3.437% 2028 Notes was $300,000 and $300,000, respectively.
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
We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of September 30, 2022 and June 30, 2022, the aggregate principal amount of Prospect Capital InterNotes® outstanding were $349,044 and $347,564, respectively. Refer to Note 7. Prospect Capital InterNotes® within our consolidated financial statements for additional details.
Net Asset Value Applicable to Common Stockholders
During the three months ended September 30, 2022, our net asset value applicable to common shares decreased by $154,701 or $0.47 per common share. The decrease was primarily attributable to an increase in net realized and net change in unrealized losses of $191,705, or $0.49 per basic weighted average common share. During the three months ended September 30, 2022, net investment income of $99,266, or $0.25 per basic weighted average common share, also exceeded distributions to common and preferred stockholders of $83,832 (including distributions classified as return of capital distributions to common stockholders), or $0.21 per basic weighted average common share, resulting in a net increase of $0.04 per basic weighted average common share. The increase was partially offset by $0.02 of dilution per common share related to common stock issuances through our dividend reinvestment program for the three months ended September 30, 2022. The following table shows the calculation of net asset value per common share as of September 30, 2022 and June 30, 2022:

	September 30, 2022	June 30, 2022
Net assets available to common stockholders	$3,964,422	$4,119,123
Shares of common stock issued and outstanding	396,179,053	393,164,437
Net asset value per common share	$10.01	$10.48

Results of Operations
Operating results for the three months ended September 30, 2022 and September 30, 2021 were as follows:

	Three Months Ended September 30,
	2022	2021
Investment income	$202,674	$169,474
Operating expenses	103,408	88,105
Net investment income	99,266	81,369
Net realized (losses) from investments	(23,177)	(601)
Net change in unrealized (losses) gains from investments	(168,500)	136,720
Net realized (losses) on extinguishment of debt	(28)	(5,357)
Net (decrease) increase in net assets resulting from operations	(92,439)	212,131
Preferred stock dividend	12,760	2,407
Net (Decrease) Increase in Net Assets Resulting from Operations applicable to Common Stockholders	$(105,199)	$209,724

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

The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended September 30,
	2022	2021
Interest income	$174,318	$146,271
Dividend income	2,901	1,267
Other income	25,455	21,936
Total investment income	$202,674	$169,474

Average debt principal of performing interest bearing investments(1)	$6,979,112	$5,777,799
Weighted average interest rate earned on performing interest bearing investments(1)	9.77%	9.91%
Average debt principal of all interest bearing investments(2)	$7,287,336	$6,056,587
Weighted average interest rate earned on all interest bearing investments(2)	9.36%	9.45%
(1) Excludes equity investments and non-accrual loans.
(2) Excludes equity investments.
The average interest earned on interest bearing performing assets decreased from 9.91% for the three months ended September 30, 2021 to 9.77% for the three months ended September 30, 2022. The average interest earned on all interest bearing assets decreased from 9.45% for the three months ended September 30, 2021 to 9.36% for the three months ended September 30, 2022. The weighted average interest rate earned on our portfolio decreased by 0.50% due to a decline in early repayments, which caused an increase in accelerated income and prepayment premium income in the prior year, resulting in a decline in interest income from $10,045 to $2,037, for the three months ended September 30, 2021 and 2022, respectively. The weighted average interest rate further decreased by 0.30% due to a decrease in our structured credit investments as a percentage of our overall interest-bearing portfolio. These rate decreases were partially offset by a 0.70% increase in the weighted average interest rate earned on our portfolio primarily due to LIBOR/SOFR rates rising above our floors amongst our interest-bearing investments, for which interest income increased from $113,392 to $149,386, for the three months ended September 30, 2021 and 2022, respectively.

Investment income is also generated from dividends and other income which is less predictable than interest income. The following table describes dividend income earned for the three months ended September 30, 2022 and September 30, 2021, respectively:

	Three Months Ended September 30,
	2022	2021
Dividend income
RGIS Services, LLC	$1,374	$—
NMMB, Inc.	1,093	—
Nationwide Loan Company LLC	—	1,250
Other, net	434	17
Total dividend income	$2,901	$1,267

Other income is comprised of structuring fees, amendment fees, royalty interests, settlement of net profits interests, settlement of residual profits interests, administrative agent fees and other miscellaneous and sundry cash receipts. The following table describes other income earned for the three months ended September 30, 2022 and September 30, 2021, respectively:

	Three Months Ended September 30,
	2022	2021
Structuring and amendment fees
WatchGuard Technologies, Inc.	$2,275	$—
Burgess Point Purchaser Corporation	1,200	—
USG Intermediate, LLC	600	—
First Tower Finance Company LLC	—	7,234
PGX Holdings, Inc.	—	3,779
OneTouchPoint Corp.	—	810
Other, net	552	139
Total structuring and amendment fees	$4,627	$11,962
Royalty and net revenue interests
National Property REIT Corp.	$20,665	$9,625
Other, net	13	181
Total royalty and net revenue interests	$20,678	$9,806
Administrative agent fees
Other, net	$150	$168
Total administrative agent fees	$150	$168
Total other income	$25,455	$21,936
Other income for the three months ended September 30, 2022 increased by $3,519 compared to the three months ended September 30, 2021 primarily due to an $11,040 increase in net revenue interests from NPRC as a result of real estate asset sales. This increase was offset by a $7,335 decline in structuring and amendment fee income, primarily due to the decline in structuring services provided to our portfolio companies First Tower Finance Company LLC and PGX Holdings, Inc., which decreased by $7,234 and $3,779, respectively, compared to the prior year.
Income recognized from dividend income, prepayment premium from early repayments, structuring fees and amendment fees related to specific loan positions is considered to be non-recurring income. For the three months ended September 30, 2022 and September 30, 2021, we recognized $8,000 and $16,169 of non-recurring income, respectively. The $8,169 decrease in non-recurring income during three months ended September 30, 2022 is primarily due to the $7,335 decrease in structuring and amendment fees discussed above.

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
The following table describes the various components of our operating expenses:

	Three Months Ended September 30,
	2022	2021
Base management fee	$38,314	$32,203
Income incentive fee	21,626	19,740
Interest and credit facility expenses	33,870	28,038
Allocation of overhead from Prospect Administration	3,099	4,526
Audit, compliance and tax related fees	2,301	617
Directors’ fees	131	116
Other general and administrative expenses	4,067	2,865
Total operating expenses	$103,408	$88,105
Total gross and net base management fee was $38,314 and $32,203 for the three months ended September 30, 2022 and September 30, 2021, respectively. The increase in total gross base management fee is directly related to an increase in average total assets.
For the three months ended September 30, 2022 and September 30, 2021, we incurred $21,626 and $19,740 of income incentive fees, respectively. This increase was driven by a corresponding increase in pre-incentive fee net investment income (net of preferred stock dividends) from $98,702 for the three months ended September 30, 2021 to $108,132 for the three months ended September 30, 2022. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended September 30, 2022 and September 30, 2021, we incurred $33,870 and $28,038 respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years:

	Three Months Ended September 30,
	2022	2021
Interest on borrowings	$30,811	$24,245
Amortization of deferred financing costs	1,692	1,915
Accretion of discount on unsecured debt	767	573
Facility commitment fees	600	1,305
Total interest and credit facility expenses	$33,870	$28,038

Average principal debt outstanding	$2,845,503	$2,278,761
Annualized weighted average stated interest rate on borrowings(1)	4.33%	4.26%
Annualized weighted average interest rate on borrowings(2)	4.76%	4.92%
(1)Includes only the stated interest expense.
(2)Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.

Interest expense increased from $24,245 for the three months ended September 30, 2021 to $30,811 for the three months ended September 30, 2022. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) increased from 4.26% for the three months ended September 30, 2021 to 4.33% for the three months ended September 30, 2022. This increase is primarily due to an increase of interest expense from increased LIBOR rates for our Revolving Credit Facility offset by a decrease of interest expense from Prospect Capital InterNotes® issued at lower rates. The weighted average interest rate on borrowings decreased from 4.92% for the three months ended September 30, 2021 to 4.76% for the three months ended September 30, 2022. This decrease is primarily due to Prospect Capital InterNotes® issued at lower rates and the repurchase of the 2029 Notes.
The allocation of net overhead expense from Prospect Administration was $3,099 and $4,526 for the three months ended September 30, 2022 and September 30, 2021, respectively. Prospect Administration received estimated payments of $271 and $2,298 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal services during the three months ended September 30, 2022 and September 30, 2021, respectively. In addition, we were given a credit in the amount of $1,212 for legal expenses incurred on behalf of our portfolio companies that were remitted to Prospect Administration during the three months ended September 30, 2022. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $6,499 and $3,598 for the three months ended September 30, 2022 and September 30, 2021, respectively. The increase was primarily attributable to an increase in audit, compliance and tax related fees and an increase in other general and administrative expenses.
Net Realized Gains (Losses)
The following table details net realized gains (losses) from investments for the three months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30,
Portfolio Company	2022	2021
Venio LLC	$(14,472)	$—
Dunn Paper, Inc.	(8,791)	—
NMMB Inc.	(1,093)	—
Sudbury Mill CLO, Ltd.	306	—
Voya CLO 2012-2, Ltd.	433	—
Voya CLO 2012-3, Ltd.	440
Other, net	—	(601)
Net realized (losses) gains	$(23,177)	$(601)
Net Realized Loss from Extinguishment of Debt
During the three months ended September 30, 2022 and September 30, 2021, we recorded a net realized loss from the extinguishment of debt of $28 and $5,357, respectively. Refer to Capitalization for additional discussion.
Change in Unrealized Gains (Losses)
The following table details net change in unrealized (losses) gains for our portfolio for the three months ended September 30, 2022 and September 30, 2021, respectively:

	Three Months Ended September 30,
	2022	2021
Control investments	$(47,289)	$122,330
Affiliate investments	(70,786)	6,037
Non-control/non-affiliate investments	(50,425)	8,353
Net change in unrealized gains (losses)	$(168,500)	$136,720

The following table reflects net change in unrealized gains (losses) on investments for the three months ended September 30, 2022:

Net Change in Unrealized Gains (Losses)
The RK Logistics Group, Inc.	$6,532
Dunn Paper, Inc.	6,493
Universal Turbine Parts, LLC	4,975
NMMB, Inc.	4,751
Pacific World Corporation	4,154
Valley Electric Company, Inc.	(4,348)
Town & Country Holdings, Inc.	(4,483)
Echelon Transportation, LLC	(5,332)
Redstone Holdco 2 LP	(5,986)
National Property REIT Corp.	(8,539)
CP Energy Services Inc.	(8,970)
Subordinated Structured Notes	(9,157)
K&N Parent, Inc.	(10,282)
Credit Central Loan Company, LLC	(11,360)
First Tower Finance Company LLC	(11,578)
Targus Cayman HoldCo Limited	(16,238)
Other, net	(47,373)
PGX Holdings, Inc.	(51,759)
Net change in unrealized losses	$(168,500)
The following table reflects net change in unrealized gains (losses) on investments for the three months ended September 30, 2021:

Net Change in Unrealized Gains (Losses)
National Property REIT Corp.	$73,851
InterDent, Inc.	26,932
NMMB, Inc.	16,876
First Tower Finance Company LLC	15,403
Subordinated Structured Notes	10,084
Credit Central Loan Company, LLC	8,554
Targus Cayman HoldCo Limited	5,093
Other, net	(1,193)
USES Corp.	(4,381)
Valley Electric Company, Inc.	(6,776)
Echelon Transportation, LLC	(7,723)
Net change in unrealized gains	$136,720
Financial Condition, Liquidity and Capital Resources
For the three months ended September 30, 2022 and September 30, 2021, our operating activities used $76,899 and $10,115 of cash, respectively. The $66,784 increase is primarily driven by a $77,706 increase in net originations for the three months ended September 30, 2022. Financing activities provided $84,934 and used $11,339 of cash during the three months ended September 30, 2022 and September 30, 2021, respectively, which included dividend payments of $68,176 and $64,034, respectively. The $96,273 change in cash provided by our financing activities is primarily driven by a $213,060 decrease in redemptions of Prospect Capital InterNotes® and a $232,787 decrease in net repayments of our Revolving Credit Facility for the three months ended September 30, 2022, offset by $294,798 provided by the issuance of our 3.437% 2028 Notes during the three months ended September 30, 2021.

Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to our stockholders.

Our primary sources of funds have historically been issuances of debt and equity. We have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the three months ended September 30, 2022, we borrowed 262,300 and we made repayments totaling 301,913 under the Revolving Credit Facility. As of September 30, 2022, our outstanding balance on the Revolving Credit Facility was $799,851. As of September 30, 2022, we had, net of unamortized discount and debt issuance costs, $153,925 outstanding on the Convertible Notes, $1,344,169 outstanding on the Public Notes and $342,075 outstanding on the Prospect Capital InterNotes® (See “Capitalization” above).
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of September 30, 2022 and June 30, 2022, we had $43,434 and $43,934, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of September 30, 2022 and June 30, 2022.
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
For so long as the Series A Preferred Stock is outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, and in accordance with ASC 480, we have presented both our 5.50% Preferred Stock and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of September 30, 2022.
We determined the estimated value as of September 30, 2022 of our 5.50% Preferred Stock, with a $25.00 stated value per share. We engaged a third-party valuation service to assist in our determination based on the calculation resulting from the total equity on our Consolidated Statements of Assets and Liabilities in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (the “Form 10-Q”), which was prepared in accordance with U.S. generally accepted accounting principles in the United States of America, adjusted for the fair value of our investments (i.e. from our Consolidated Schedule of Investments) and total liabilities, divided by the number of shares of our Preferred Stock outstanding. Based on this methodology and because the result from the calculation above is greater than the $25.00 per share stated value of our 5.50% Preferred Stock, the estimated value of our 5.50% Preferred Stock as of September 30, 2022 is $25.00 per share.
Common Stock

Our common stockholders’ equity accounts as of September 30, 2022 and June 30, 2022 reflect cumulative shares issued, net of shares repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50%     Preferred Stock Holder Optional Conversion and Optional Redemption Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
We did not repurchase any shares of our common stock for the three months ended September 30, 2022 or September 30, 2021.
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
Recent Developments
During the period from October 1, 2022 through November 3, 2022, we increased total commitments to the Revolving Credit Facility by $42,500 to $1,676,500. Aggregate commitments are from an expanded group of 48 lenders.
On October 7, 2022, we amended our Dealer Manager Agreement dated June 9, 2022 with PCS to add the 6.50% Series A3 Preferred Stock (“Series A3 Preferred Stock”) and the 6.50% Series M3 Preferred Stock (“Series M3 Preferred Stock”), each par value $0.001 per share, and each with a liquidation preference of $25.00 per share, to our offering of up to 60,000,000 shares of preferred stock. We may offer any future series of Preferred Stock, provided that the aggregate number of shares issued across all series of Preferred Stock offered pursuant to the Dealer Manager Agreement dated October 7, 2022 with PCS shall not exceed 60,000,000 shares.
On October 7, 2022, we amended our Dealer Manager Agreement dated February 18, 2022 with InspereX LLC to add the 6.50% Series AA2 Preferred Stock (“Series AA2 Preferred Stock”) and the 6.50% Series MM2 Preferred Stock (“Series MM2 Preferred Stock”), each par value $0.001 per share, and each with a liquidation preference of $25.00 per share, to our offering of up to 10,000,000 shares of preferred stock. We may offer any future series of Preferred Stock, provided that the aggregate number of shares issued across all series of Preferred Stock offered pursuant to the Dealer Manager Agreement dated October 7, 2022 with Insperex LLC shall not exceed 10,000,000 shares.
During the period from October 6, 2022 through November 3, 2022, we issued a total of 453,539 shares of our Series A1 Preferred Stock, 5,504,505 shares of our 6.50% Series A3 Preferred Stock, 105,204 shares of our Series M1 Preferred Stock and 443,543 shares of our 6.50% Series M3 Preferred Stock, excluding shares issued via the Preferred Stock Dividend Reinvestment Plan, for net proceeds of $147,363.
On November 9, 2022, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
December 2022	12/21/2022	1/3/2023	$0.114583
January 2023	1/18/2023	2/1/2023	$0.114583
February 2023	2/15/2023	3/1/2023	$0.114583

On November 9, 2022, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 6.50% of the Stated Value of $25 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January as a result), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
December 2022	12/21/2022	1/3/2023	$0.135417
January 2023	1/18/2023	2/1/2023	$0.135417
February 2023	2/15/2023	3/1/2023	$0.135417
On November 9, 2022, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
November 2022 - January 2023	1/18/2023	2/1/2023	$0.334375
On November 9, 2022, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
November 2022	11/28/2022	12/20/2022	$0.0600
December 2022	12/28/2022	1/19/2023	$0.0600
January 2023	1/27/2023	2/16/2023	$0.0600

Critical Accounting Policies and Estimates
For discussion of critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended June 30, 2022.
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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, EURO Interbank Offer Rate, the Federal Funds Rate, Secured Overnight Financing Rate (“SOFR”) or the Prime Rate. The floating interest rate loans may be subject to a LIBOR or SOFR floor. Our loans typically have durations of one, two, three, six or twelve months after which they reset to current market interest rates. As of September 30, 2022, 88.15% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.

Interest on borrowings under the Revolving Credit Facility are based on a floating rate of one-month SOFR plus 205 basis points with no minimum SOFR floor and an outstanding balance of $799,851 as of September 30, 2022. Lender fees charged on the unused portion of the Revolving Credit Facility, the Convertible Notes, Public Notes, and Prospect Capital InterNotes® bear interest at fixed rates.
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
The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in Subordinated Structured Notes) to our loan portfolio and outstanding debt as of September 30, 2022, assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income (1)
Up 300 basis points	$147,290	$(23,996)	$123,294	$98,635
Up 200 basis points	$99,798	$(15,997)	$83,801	$67,041
Up 100 basis points	$52,305	$(7,999)	$44,306	$35,445
Down 100 basis points	$(39,642)	$24,315	$(15,327)	$(12,262)
Down 200 basis points	$(77,286)	$24,315	$(52,971)	$(42,377)
Down 300 basis points	$(97,743)	$24,315	$(73,428)	$(58,742)
(1)Includes the impact of income incentive fees. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of September 30, 2022, one, three, and six month LIBOR were 3.14%, 3.75% and 4.23%, respectively. As of September 30, 2022 the one, three, and six month SOFR were 3.04%, 3.59%, and 3.99% respectively.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the year ended September 30, 2022, we did not engage in hedging activities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2022, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that due to the material weaknesses in the Company’s internal control over financial reporting described in our Annual Report on Form 10-K, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Notwithstanding the material weaknesses, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects the Company’s financial condition, results of its operations, changes in its net assets and temporary equity and its cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
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
There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are not aware of any material legal proceedings as of September 30, 2022.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2022, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. (All figures in this item are in thousands except share, per share and other data.)
Risks Relating to Our Investments
Investments in covenant-lite loans may expose us to different and increased risks.
Although we generally expect the transaction documentation of some portion of our investments to include covenants and other structural protections, a significant portion of our investments may be composed of so-called “covenant-lite loans.” Generally, covenant-lite loans do not have certain maintenance covenants that would require the issuer to maintain debt service or other financial ratios. Ownership of covenant-lite loans may expose us to different risks, including with respect to liquidity, price volatility and ability to restructure loans, than is the case with loans that have financial maintenance covenants. As a result, our exposure to losses from these loans may be increased. In addition, in the current economic environment, the market prices of covenant-lite loans may be depressed.
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
The below calculation assumes (i) $8.5 billion in total assets, (ii) an average cost of funds of 4.91% (including preferred dividend payments), (iii) $2.7 billion in debt outstanding, (iv) $1.75 billion in liquidation preference of 5.50% Preferred Stock outstanding, (v) $0.15 billion in 5.35% Preferred Stock outstanding, and (vi) $3.9 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(1)	(27.6)%	(16.7)%	(5.8)%	5.1%	16.0%
The below calculation assumes (i) $8.5 billion in total assets, (ii) an average cost of funds of 4.55% (including preferred dividend payments), (iii) $2.7 billion in debt outstanding, (iv) $0.15 billion in 5.35% Preferred Stock outstanding, and (v) $5.6 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(2)	(17.5)%	(9.9)%	(2.4)%	5.2%	12.8%

(1) Assumes no conversion of 5.50% Preferred Stock to common stock.
(2) Assumes the conversion of $1.75 billion in 5.50% Preferred Stock at a conversion rate based on the 5-day VWAP of our common stock on September 30, 2022, which was $6.57, and a Holder Optional Conversion Fee (as defined in the prospectus supplement relating to the applicable offering) of 9.00% on Series A1 Preferred Stock and Series AA1 Preferred Stock of the maximum public offering price disclosed within the applicable prospectus supplements. The actual 5-day VWAP of our common stock on a Holder Conversion Exercise Date may be more or less than $6.57, which may result in more or less shares of common stock issued.
The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.
Pursuant to SEC regulations, this table is calculated as of September 30, 2022. As a result, it has not been updated to take into account any changes in assets or leverage since September 30, 2022.
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
The following table sets forth, for the quarterly reporting periods indicated, the net asset value per common share of our common stock and the high and low sales prices for our common stock, as reported on the NASDAQ Global Select Market. Our common stock historically has traded at prices both above and below its net asset value. There can be no assurance, however, that such premium or discount, as applicable, to net asset value will be maintained. See also “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended June 30, 2022 for additional information about the risks and uncertainties we face.

		Stock Price		Premium (Discount) of High to NAV	Premium (Discount) of Low to NAV
	NAV(1)	High(2)	Low(2)
Year Ended June 30, 2021
First quarter	$8.40	$5.17	$4.69	(38.5)%	(44.2)%
Second quarter	8.96	5.60	4.95	(37.5)%	(44.8)%
Third quarter	9.38	7.98	5.51	(14.9)%	(41.3)%
Fourth quarter	9.81	9.22	7.62	(6.0)%	(22.3)%
Year Ended June 30, 2022
First quarter	$10.12	$8.46	$7.69	(16.4)%	(24.0)%
Second quarter	10.60	9.00	7.83	(15.1)%	(26.1)%
Third quarter	10.81	8.89	7.86	(17.8)%	(27.3)%
Fourth quarter	10.48	8.48	6.68	(19.1)%	(36.3)%
Twelve Months Ending June 30, 2023
First quarter	$10.01	$8.18	$6.11	(18.3)%	(39.0)%

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

FEES AND EXPENSES
The following tables are intended to assist you in understanding the costs and expenses that an investor in shares of common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. These tables are based on our assets and common stock outstanding as of September 30, 2022, except that we assume that we have issued $1.75 billion in 5.50% Preferred Stock paying dividends of 5.50% per annum, in addition to our $0.15 billion of 5.35% Preferred Stock paying dividends of 5.35% per annum, and that we have borrowed $1.6 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.9 billion. Except where the context suggests otherwise, any reference to fees or expenses paid by “you” or “us” or that “we” will pay fees or expenses, the Company will pay such fees and expenses out of our net assets and, consequently, you will indirectly bear such fees or expenses as an investor in the Company’s common stock. However, you will not be required to deliver any money or otherwise bear personal liability or responsibility for such fees or expenses.

Stockholder transaction expenses:	A1 Shares		M1 and M2 Shares		AA1 Shares and MM1 Shares
Sales Load (as a percentage of offering price)	10.00%	(1)	3.00%	(2)	5.00%	(3)
Offering expenses borne by the Company (as a percentage of offering price)	(4)		(4)		(5)
Preferred Stock Dividend reinvestment plan expenses (6)	None		None		None
Total stockholder transaction expenses (as a percentage of offering price):	11.5%		4.5%		6.0%
Annual expenses (as a percentage of net assets attributable to common stock):
Management fees (7)	4.79%
Incentive fees payable under Investment Advisory Agreement (20% of realized capital gains and 20% of pre-incentive fee net investment income) (8)	2.23%
Total advisory fees	7.02%
Total interest expenses (9)	4.41%
Other expenses (10)	0.99%
Total annual expenses (8)(10)(11)	12.42%
Dividends on Preferred Stock(12)	2.70%
Total annual expenses after dividends on Preferred Stock (13)	15.12%
Example
The following table demonstrates the projected dollar amount of cumulative expenses we would pay out of net assets and that you would indirectly bear over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we have issued $1.75 billion in 5.50% Preferred Stock paying dividends of 5.50% per annum, in addition to our $0.15 billion of 5.35% Preferred Stock paying dividends of 5.35% per annum, we have borrowed $1.6 billion available under our line of credit, in addition to our other indebtedness of $1.9 billion, and that our annual operating expenses would remain at the levels set forth in the table above and that we would pay the costs shown in the table above.

	1 Year	3 Years	5 Years	10 Years
Ongoing Preferred Stock Offerings(1) - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio*	$171	$388	$572	$919
Ongoing Preferred Stock Offerings(1) - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio**	$180	$410	$601	$949
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

(7)    Our base management fee is 2% of our gross assets (which include any amount borrowed, i.e., total assets without deduction for any liabilities, including any borrowed amounts for non-investment purposes, for which purpose we have not and have no intention of borrowing). Although no plans are in place to borrow the full amount under our line of credit, assuming that we borrowed $1.6 billion, the 2% management fee of gross assets equals approximately 4.79% of net assets.

(8)    Based on our net investment income and realized capital gains, less realized and unrealized capital losses, earned on our portfolio for the year ended September 30, 2022, all of which consisted of an income incentive fee. This historical amount has been adjusted to reflect the issuance of 70,187,000 shares of 5.50% Preferred Stock. The capital gain incentive fee is paid without regard to pre-incentive fee income. For a more detailed discussion of the calculation of the two-part incentive fee, see “Management Services-Investment Advisory Agreement” in the applicable prospectus.

(9)    As of September 30, 2022, we had $1.9 billion outstanding of Unsecured Notes (as defined below) in various maturities, ranging from March 15, 2023 to March 15, 2052, and interest rates, ranging from 1.50% to 6.625%, some of which are convertible into shares of the Company’s common stock at various conversion rates.

(10)    “Other expenses” are based on estimated amounts for the current fiscal year. The amount shown above represents annualized expenses during our year ended September 30, 2022 representing all of our estimated recurring operating expenses (except fees and expenses reported in other items of this table) that are deducted from our operating income and reflected as expenses in our Statement of Operations. The estimate of our overhead expenses, including payments under an administration agreement with Prospect Administration, or the Administration Agreement is based on our projected allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations under the Administration Agreement. See “Business-Management Services-Administration Agreement” in the applicable prospectus.

(11)    If all 70,187,000 shares of 5.50% Preferred Stock were converted into common stock and assuming all the Series A1 and Series AA1 Preferred Stock pay a Holder Optional Conversion Fee of 9.00% of the maximum public offering price disclosed within the applicable prospectus supplement and are converted at a conversion rate based on the 5-day VWAP of our common stock on September 30, 2022, which was $6.57, then management fees would be 3.30%, incentive fees payable under our Investment Advisory Agreement would be 1.54%, total advisory fees would be 4.84%, total interest expenses would be 3.03%, other expenses would be 0.68%, and total annual expenses would be 8.55% of net assets attributable to our common stock. The actual 5-day VWAP of our common stock on a conversion date may be more or less than $6.57, which may result in fees that are higher or lower than those described herein. These figures are based on the same assumptions described in the other notes to this fee table.

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

(13)     The indirect expenses associated with the Company’s investments in collateralized loan obligations are not included in the fee table presentation, but if such expenses were included in the fee table presentation then the Company’s total annual expenses would have been 12.99%, or 15.69% after dividends on Preferred Stock.

Financial Highlights
The financial highlights for each of the five years ended in the period ended June 30, 2022 are presented within Note 16. Financial Highlights within our consolidated financial statements. The following is a schedule of financial highlights for each of the fiscal years ended June 30, 2017, June 30, 2016, June 30, 2015, June 30, 2014, and June 30, 2013:

	Year Ended June 30,
	2017		2016	2015	2014	2013
Per Share Data
Net asset value at beginning of year	$9.62		$10.31	$10.56	$10.72	$10.83
Net investment income(1)	0.85		1.04	1.03	1.19	1.57
Net realized and change in unrealized (losses)(1)	(0.15)		(0.75)	(0.05)	(0.13)	(0.50)
Net increase from operations	0.70		0.29	0.98	1.06	1.07
Distributions of net investment income	(1.00)		(1.00)	(1.19)	(1.32)	(1.28)
Common stock transactions(2)	—	(4)	0.02	(0.04)	0.10	0.10
Net asset value at end of year	$9.32		$9.62	$10.31	$10.56	$10.72

Per share market value at end of year	$8.12		$7.82	$7.37	$10.63	$10.80
Total return based on market value(3)	16.80%		21.84%	(20.84%)	10.88%	6.24%
Total return based on net asset value(3)	8.98%		7.15%	11.47%	10.97%	10.91%
Shares of common stock outstanding at end of year	360,076,933		357,107,231	359,090,759	342,626,637	247,836,965
Weighted average shares of common stock outstanding	358,841,714		356,134,297	353,648,522	300,283,941	207,069,971

Ratios/Supplemental Data
Net assets at end of year	$3,354,952		$3,435,917	$3,703,049	$3,618,182	$2,656,494
Portfolio turnover rate	23.65%		15.98%	21.89%	15.21%	29.24%
Ratio of operating expenses to average net assets	11.57%		11.95%	11.66%	11.11%	11.50%
Ratio of net investment income to average net assets	8.96%		10.54%	9.87%	11.18%	14.86%
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
(4)Amount is less than $0.01.

Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
3.3	Articles of Amendment(3)
3.4	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (4)
3.5	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (5)
3.6	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(6)
3.7	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (7)
3.8	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (8)
3.9	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(9)
3.10	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(10)
4.1	One Thousand One Hundred Sixty-Ninth Supplemental Indenture dated as of July 8, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(13)
4.2	One Thousand One Hundred Seventieth Supplemental Indenture dated as of July 14, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(14)
4.3	One Thousand One Hundred Seventy-First Supplemental Indenture dated as of July 21, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(15)
4.4	One Thousand One Hundred Seventy-Second Supplemental Indenture dated as of July 28, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(16)
4.5	One Thousand One Hundred Seventy-Third Supplemental Indenture dated as of August 4, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(17)
4.6	One Thousand One Hundred Seventy-Fourth Supplemental Indenture dated as of August 11, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(18)
4.7	One Thousand One Hundred Seventy-Fifth Supplemental Indenture dated as of August 18, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(19)
4.8	One Thousand One Hundred Seventy-Sixth Supplemental Indenture dated as of August 25, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(20)
4.9	One Thousand One Hundred Seventy-Seventh Supplemental Indenture dated as of September 22, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(21)
10.1
First Amendment to the Seventh Amended and Restated Loan and Servicing Agreement, dated September 7, 2022, among Prospect Capital Funding LLC, Prospect Capital Corporation, the lenders from time to time party thereto, the managing agents from time to time party thereto, U.S. Bank National Association as Calculation Agent, Paying Agent and Documentation Agent, KeyBank National Association as Facility Agent, and KeyBank National Association as Syndication Agent, Structuring Agent, Sole Lead Arranger and Sole Bookrunner(22)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on August 4, 2020.
(4)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on August 4, 2020.
(5)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on November 4, 2020.

(6)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on November 4, 2020.
(7)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 26, 2021.
(8)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 19, 2021.
(9)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 19, 2021.
(10)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(11)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(12)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(13)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 112 to the Registration Statement on Form N-2, filed on July 8, 2022.
(14)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 113 to the Registration Statement on Form N-2, filed on July 14, 2022.
(15)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 114 to the Registration Statement on Form N-2, filed on July 21, 2022.
(16)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 115 to the Registration Statement on Form N-2, filed on July 28, 2022.
(17)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 116 to the Registration Statement on Form N-2, filed on August 4, 2022.
(18)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 117 to the Registration Statement on Form N-2, filed on August 11, 2022.
(19)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 118 to the Registration Statement on Form N-2, filed on August 18, 2022.
(20)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 119 to the Registration Statement on Form N-2, filed on August 25, 2022.
(21)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 120 to the Registration Statement on Form N-2, filed on September 22, 2022.
(22)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on September 7, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT CAPITAL CORPORATION

November 9, 2022	By:	/s/ JOHN F. BARRY III
Date		John F. Barry III
Chairman of the Board and Chief Executive Officer

November 9, 2022	By:	/s/ KRISTIN L. VAN DASK
Date		Kristin L. Van Dask
Chief Financial Officer