Form 10-Q
period 2022-12-31
PROSPECT CAPITAL CORP
filed 2023-02-08
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
As of February 7, 2023, there were 399,434,868 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
	Forward-Looking Statements	3
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of December 31, 2022 (unaudited) and June 30, 2022	4
	Consolidated Statements of Operations for the three and six months ended December 31, 2022 and December 31, 2021 (unaudited)	5
	Consolidated Statements of Changes in Net Assets and Temporary Equity for the three and six months ended December 31, 2022 and December 31, 2021 (unaudited)	6
	Consolidated Statements of Cash Flows for the six months ended December 31, 2022 and December 31, 2021 (unaudited)	8
	Consolidated Schedules of Investments as of December 31, 2022 (unaudited) and June 30, 2022	9
	Notes to Consolidated Financial Statements (unaudited)	45
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	111
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	139
Item 4.	Controls and Procedures	141
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	142
Item 1A.	Risk Factors	142
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	144
Item 3.	Defaults Upon Senior Securities	144
Item 4.	Mine Safety Disclosures	144
Item 5.	Other Information	145
Item 6.	Exhibits	150
	Signatures

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

•our, or our portfolio companies’, future operating results;
•our business prospects and the prospects of our portfolio companies;
•the return or impact of current or future investments that we expect to make;
•our contractual arrangements and relationships with third parties;
•the dependence of our future success on the general economy and its impact on the industries in which we invest;
•the impact of global events outside of our control, including the consequences of the ongoing conflict between Russia and Ukraine, on our and our portfolio companies’ business and the global economy;
•uncertainty surrounding inflation and the financial stability of the United States, Europe, and China;
•the financial condition of, and ability of our current and prospective portfolio companies to, achieve their objectives;
•difficulty in obtaining financing or raising capital, especially in the current credit and equity environment, and the impact of a protracted decline in the liquidity of credit markets on our and our portfolio companies’ business;
•the level, duration and volatility of prevailing interest rates and credit spreads, magnified by the current turmoil in the credit markets;
•the phase-out and the cessation of the London Interbank Offered Rate (“LIBOR”) and the use of the Secured Overnight Financing Rate (“SOFR”) as a replacement rate on our operating results;
•adverse developments in the availability of desirable loan and investment opportunities whether they are due to competition, regulation or otherwise;
•a compression of the yield on our investments and the cost of our liabilities, as well as the level of leverage available to us;
•the impact of changes in laws or regulations governing our operations or the operations of our portfolio companies;
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
•the timing, form and amount of any dividend distributions;
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

PART I
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	December 31, 2022	June 30, 2022

	(Unaudited)
Assets
Investments at fair value:
Control investments (amortized cost of $2,821,034 and $2,732,906, respectively)	$3,457,698	$3,438,317
Affiliate investments (amortized cost of $8,996 and $242,101, respectively)	7,944	393,264
Non-control/non-affiliate investments (amortized cost of $4,753,800 and $4,221,824, respectively)	4,304,694	3,770,929
Total investments at fair value (amortized cost of $7,583,830 and $7,196,831, respectively)(Note 3)	7,770,336	7,602,510
Cash and cash equivalents	70,086	35,364
Receivables for:
Interest, net	33,709	12,925
Other	974	745
Deferred financing costs on Revolving Credit Facility (Note 4)	14,895	10,801
Prepaid expenses	413	1,078
Total Assets	7,890,413	7,663,423
Liabilities
Revolving Credit Facility (Notes 4 and 8)	754,305	839,464
Public Notes (less unamortized discount and debt issuance costs of $19,589 and $22,281, respectively) (Notes 6 and 8)	1,343,766	1,343,178
Prospect Capital InterNotes® (less unamortized debt issuance costs of $6,931 and $7,122, respectively) (Notes 7 and 8)	343,114	340,442
Convertible Notes (less unamortized debt issuance costs of $2,024 and $2,477, respectively) (Notes 5 and 8)	154,144	214,192
Due to Prospect Capital Management (Note 13)	61,393	58,100
Dividends payable	24,036	23,657
Interest payable	26,386	26,669
Accrued expenses	5,410	3,309
Due to Prospect Administration (Note 13)	3,765	2,281
Other liabilities	150	932
Total Liabilities	2,716,469	2,852,224
Commitments and Contingencies (Note 3)
Preferred Stock, par value $0.001 per share (387,900,000 and 227,900,000 shares of preferred stock authorized, with 60,000,000 and 60,000,000 as Series A1, 60,000,000 and 60,000,000 as Series M1, 60,000,000 and 60,000,000 as Series M2, 20,000,000 and 20,000,000 as Series AA1, 20,000,000 and 20,000,000 as Series MM1, 1,000,000 and 1,000,000 as Series A2, 6,900,000 and 6,900,000 as Series A, 60,000,000 and 0 as Series A3, 60,000,000 and 0 as Series M3, 20,000,000 and 0 as Series AA2, and 20,000,000 and 0 as Series MM2, each as of December 31, 2022 and June 30, 2022; 31,143,878 and 20,794,645 Series A1 shares issued and outstanding; 3,996,761 and 2,626,238 Series M1 shares issued and outstanding; 0 and 0 Series M2 shares issued and outstanding; 0 and 0 Series AA1 shares issued and outstanding; 0 and 0 Series MM1 shares issued and outstanding; 187,000 and 187,000 Series A2 shares issued and outstanding; 6,000,000 and 6,000,000 Series A shares issued and outstanding; 10,184,347 and 0 Series A3 shares issued and outstanding; 1,157,019 and 0 Series M3 shares issued and outstanding; 0 and 0 Series AA2 shares issued and outstanding; and 0 and 0 Series MM2 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively) at carrying value plus cumulative accrued and unpaid dividends (Note 9)
	1,207,553	692,076
Net Assets Applicable to Common Shares	$3,966,391	$4,119,123
Components of Net Assets Applicable to Common Shares and Net Assets, respectively
Common stock, par value $0.001 per share (1,612,100,000 and 1,772,100,000 common shares authorized; 398,852,478 and 393,164,437 issued and outstanding, respectively) (Note 9)	399	393
Paid-in capital in excess of par (Note 9 and 12)	4,089,950	4,050,370
Total distributable (loss) earnings (Note 12)	(123,958)	68,360
Net Assets Applicable to Common Shares	$3,966,391	$4,119,123
Net Asset Value Per Common Share (Note 16)	$9.94	$10.48
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Investment Income
Interest income:
Control investments	$60,820	$57,110	$123,083	$112,941
Affiliate investments	7,573	6,675	15,034	16,752
Non-control/non-affiliate investments	96,436	60,132	178,134	117,661
Structured credit securities	26,047	18,256	48,943	41,090
Total interest income	190,876	142,173	365,194	288,444
Dividend income:
Control investments	1,170	5,687	2,357	6,937
Affiliate investments	—	—	1,374	—
Non-control/non-affiliate investments	1,047	17	1,387	34
Total dividend income	2,217	5,704	5,118	6,971
Other income:
Control investments	15,030	11,703	35,695	28,735
Affiliate investments	—	126	133	3,942
Non-control/non-affiliate investments	4,793	15,670	9,450	16,758
Total other income (Note 10)	19,823	27,499	45,278	49,435
Total Investment Income	212,916	175,376	415,590	344,850
Operating Expenses
Base management fee (Note 13)	38,882	33,843	77,196	66,046
Income incentive fee (Note 13)	22,505	19,589	44,131	39,329
Interest and credit facility expenses	37,783	29,679	71,653	57,717
Allocation of overhead from Prospect Administration (Note 13)	3,618	2,239	6,717	6,765
Audit, compliance and tax related fees	236	329	2,537	946
Directors’ fees	131	113	262	229
Other general and administrative expenses	3,057	4,027	7,124	6,892
Total Operating Expenses	106,212	89,819	209,620	177,924
Net Investment Income	106,704	85,557	205,970	166,926
Net Realized and Net Change in Unrealized Gains (Losses) from Investments
Net realized gains (losses)
Control investments	(619)	3	(1,712)	6
Affiliate investments	16,143	—	16,143	—
Non-control/non-affiliate investments	774	(9,230)	(21,310)	(9,834)
Net realized gains (losses)	16,298	(9,227)	(6,879)	(9,828)
Net change in unrealized (losses) gains
Control investments	(21,458)	134,066	(68,747)	256,396
Affiliate investments	(18,248)	31,589	(89,034)	37,626
Non-control/non-affiliate investments	(10,967)	15,479	(61,392)	23,832
Net change in unrealized (losses) gains	(50,673)	181,134	(219,173)	317,854
Net Realized and Net Change in Unrealized (Losses) Gains from Investments	(34,375)	171,907	(226,052)	308,026
Net realized losses on extinguishment of debt	(52)	(3,851)	(80)	(9,208)
Net Increase (Decrease) in Net Assets Resulting from Operations	72,277	253,613	(20,162)	465,744
Preferred stock dividends	16,654	7,202	29,414	9,609
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stockholders	$55,623	$246,411	$(49,576)	$456,135
Basic and diluted earnings per common share (Note 11)
Basic	$0.14	$0.63	$(0.13)	$1.17
Diluted	$0.13	$0.61	$(0.13)	$1.13
Weighted-average shares of common stock outstanding (Note 11)
Basic	397,685,022	389,991,324	396,011,231	389,438,733
Diluted	547,368,400	417,952,347	396,011,231	412,840,135

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS AND TEMPORARY EQUITY
(in thousands, except share data)
(Unaudited)

	Preferred Stock Classified as Temporary Equity		Common Stock
Three Months Ended December 31, 2022	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributable earnings (loss)(1)	Total Net Assets
Balance as of September 30, 2022(1)	40,864,292	$943,258	396,179,053	$396	$4,071,937	$(107,911)	$3,964,422
Net Increase in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						106,704	106,704
Net realized gains						16,246	16,246
Net change in unrealized losses						(50,673)	(50,673)
Distributions to Shareholders(1)
Distributions from earnings						(88,324)	(88,324)
Capital Transactions
Issuance of preferred stock	11,903,522	266,528
Shares issued through reinvestment of dividends	11,400	285	2,304,548	2	15,444		15,446
Conversion of preferred stock to common stock	(110,209)	(2,570)	368,877	1	2,569		2,570
Net increase in preferred dividend accrual		52					—
Total increase (decrease) for the three months ended December 31, 2022	11,804,713	264,295	2,673,425	3	18,013	(16,047)	1,969
Balance as of December 31, 2022	52,669,005	$1,207,553	398,852,478	$399	$4,089,950	$(123,958)	$3,966,391

	Preferred Stock Classified as Temporary Equity		Common Stock
Three Months Ended December 31, 2021	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributable earnings (loss)(1)	Total Net Assets
Balance as of September 30, 2021(1)	14,601,471	$365,037	389,504,713	$390	$4,010,067	$(67,194)	$3,943,263
Net Increase in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						85,557	85,557
Net realized losses						(13,078)	(13,078)
Net change in unrealized gains						181,134	181,134
Distributions to Shareholders(1)
Distributions from earnings						(77,442)	(77,442)
Return of capital to common stockholders(Note 12)
Capital Transactions
Transfer of preferred stock issuance costs to temporary equity(2)		(11,970)			11,970		11,970
Issuance of Preferred Stock	3,857,307	86,264
Shares issued through reinvestment of dividends	2,380	60	1,069,426	1	8,633		8,634
Conversion of preferred stock to common stock	(3,601)	(90)	10,116		90		90
Net increase in preferred dividend accrual		1,360
Total increase for the three months ended December 31, 2021	3,856,086	75,624	1,079,542	1	20,693	176,171	196,865
Balance as of December 31, 2021	18,457,557	$440,661	390,584,255	$391	$4,030,760	$108,977	$4,140,128
(1) We have not yet finalized return of capital estimates for the tax year ended August 31, 2022. See Note 2 and Note 12 within the accompanying notes to consolidated financial statements for further discussion.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS AND TEMPORARY EQUITY (CONTINUED)
(in thousands, except share data)
(Unaudited)

	Preferred Stock Classified as Temporary Equity		Common Stock
Six Months Ended December 31, 2022	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributable earnings (loss)(1)	Total Net Assets
Balance as of June 30, 2022(1)	29,607,882	$692,076	393,164,437	$393	$4,050,370	$68,360	$4,119,123
Net Decrease in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						205,970	205,970
Net realized losses						(6,959)	(6,959)
Net change in unrealized losses						(219,173)	(219,173)
Distributions to Shareholders(1)
Distributions from earnings						(172,156)	(172,156)
Capital Transactions
Issuance of preferred stock	23,425,181	523,800
Shares issued through reinvestment of dividends	20,795	519	4,459,506	4	30,685		30,689
Conversion of preferred stock to common stock	(384,853)	(8,894)	1,228,235	2	8,892		8,894
Net increase in preferred dividend accrual		52
Conversion of Convertible Notes to common stock			300		3		3
Total increase (decrease) for the six months ended December 31, 2022	23,061,123	515,477	5,688,041	6	39,580	(192,318)	(152,732)
Balance as of December 31, 2022	52,669,005	$1,207,553	398,852,478	$399	$4,089,950	$(123,958)	$3,966,391

	Preferred Stock Classified as Temporary Equity		Preferred Stock	Common Stock
Six Months Ended December 31, 2021	Shares	Carrying Value	Liquidation Value	Shares	Par	Paid-in capital in excess of par(1)	Distributable earnings (loss)(1)	Total Net Assets
Balance as of June 30, 2021	—	$—	$137,040	388,419,573	$388	$4,018,659	$(210,570)	$3,945,517
Net Increase in Net Assets and Temporary Equity Resulting from Operations:
Net investment income							166,926	166,926
Net realized losses							(19,036)	(19,036)
Net change in unrealized gains							317,854	317,854
Distributions to Shareholders(1)
Distributions from earnings							(146,197)	(146,197)
Return of capital to common stockholders(Note 12)						(3,695)		(3,695)
Capital Transactions
Transfer of preferred stock to temporary equity(2)	5,796,528	144,914	(144,914)					(144,914)
Issuance of Preferred Stock	12,662,758	306,400	7,866			(13,239)		(5,373)
Transfer of preferred stock issuance costs to temporary equity(3)	—	(11,970)				11,970		11,970
Shares issued through reinvestment of dividends	4,022	101	8	2,148,594	3	16,921		16,932
Conversion of preferred stock to common stock	(5,751)	(144)		16,088		144		144
Net increase in preferred dividend accrual		1,360
Total increase (decrease) for the six months ended December 31, 2021	18,457,557	440,661	(137,040)	2,164,682	3	12,101	319,547	194,611
Balance as of December 31, 2021(1)	18,457,557	$440,661	$—	390,584,255	$391	$4,030,760	$108,977	$4,140,128
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Six Months Ended December 31,
	2022	2021
Operating Activities
Net (decrease) increase in net assets resulting from operations	$(20,162)	$465,744
Net realized losses on extinguishment of debt	80	9,208
Net realized losses on investments	6,879	9,828
Net change in unrealized losses (gains) on investments	219,173	(317,854)
Amortization of discounts (accretion of premiums), net	(1,683)	28,767
Accretion of original issue discount	1,539	1,319
Amortization of deferred financing costs	3,482	4,105
Payment-in-kind interest	(51,026)	(34,712)
Structuring fees	(8,705)	(14,844)
Change in operating assets and liabilities:
Payments for purchases of investments	(552,780)	(1,230,485)
Proceeds from sale of investments and collection of investment principal	220,316	758,232
Increase in due to broker	—	9,896
Increase in due to Prospect Capital Management	3,293	4,827
Increase in interest receivable, net	(20,784)	(3,150)
Decrease in interest payable	(283)	(503)
Increase (decrease) in accrued expenses	2,101	(2,084)
Decrease in due from broker	—	12,551
(Decrease) increase in other liabilities	(782)	540
Increase in other receivables	(229)	(279)
Decrease in prepaid expenses	665	533
Increase (decrease) in due to Prospect Administration	1,484	(3,224)
Net Cash Used In Operating Activities	(197,422)	(301,585)
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	628,400	968,618
Principal payments under Revolving Credit Facility (Note 4)	(713,559)	(852,947)
Issuances of Public Notes, net of original issue discount (Note 6)	—	294,798
Redemptions of Public Notes (Note 6)	(2,103)	(69,319)
Redemptions of Convertible Notes, net (Note 5)	(60,501)	(51,872)
Issuances of Prospect Capital InterNotes® (Note 7)	5,476	120,322
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(2,995)	(288,496)
Financing costs paid and deferred	(5,858)	(7,773)
Proceeds from issuance of preferred stock, net of underwriting costs	531,664	304,079
Offering costs from issuance of preferred stock	(7,864)	(3,053)
Dividends paid and distributions to stockholders	(140,516)	(131,356)
Net Cash Provided by Financing Activities	232,144	283,001
Net Increase (Decrease) in Cash and Cash Equivalents	34,722	(18,584)
Cash and Cash Equivalents at beginning of period	35,364	63,610
Cash and Cash Equivalents at End of Period	$70,086	$45,026
Supplemental Disclosures
Cash paid for interest	$66,915	$52,796
Non-Cash Financing Activities
Value of common shares issued through reinvestment of dividends	$31,208	$17,033
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2022 (Unaudited)
(in thousands, except share data)

							December 31, 2022 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(40)

CP Energy Services Inc. (20)	Energy Equipment & Services	First Lien Term Loan	10/1/2017	12.67% (3ML+ 9.00%)	1.00	4/4/2027	$48,046	$48,046	$48,046	1.2%	(10)
		First Lien Term Loan	4/5/2022	12.67% (3ML+ 9.00%)	1.00	4/4/2027	6,173	6,173	6,173	0.2%	(10)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	12.07% (1ML+ 8.00%)	1.00	12/31/2025	27,879	27,879	27,879	0.7%	(10)(39)
		Series A Preferred Units to Spartan Energy Holdings, Inc. (10,000 shares)	9/25/2020	15.00%		N/A	—	26,193	11,028	0.3%	(16)
		Series B Convertible Preferred Stock (790 shares)	10/30/2015	16.00%		N/A	—	63,225	20,022	0.5%	(16)
		Common Stock (102,924 shares)	8/2/2013			N/A	—	86,240	—	—%	(16)
								257,756	113,148	2.9%
Credit Central Loan Company, LLC (21)	Consumer Finance	First Lien Term Loan	12/28/2012	5.00% plus 5.00% PIK	—	6/30/2025	71,818	70,272	71,818	1.8%	(14)(39)
		Class A Units (14,867,312 units)	12/28/2012			N/A	—	19,331	—	—%	(14)(16)
		Preferred Class P Shares (9,980,481 units)	7/1/2022	12.75%		N/A	—	9,980	668	—%	(14)(16)
		Net Revenues Interest (25% of Net Revenues)	1/28/2015			N/A	—	—	—	—%	(14)(16)
								99,583	72,486	1.8%
Echelon Transportation, LLC	Aerospace & Defense	First Lien Term Loan	3/31/2014	6.37% (1ML+ 4.00%)	2.00	3/31/2024	54,797	54,797	54,797	1.4%	(10)
		Membership Interest(100%)	3/31/2014			N/A	—	22,738	—	—%	(16)
		Preferred Units(32,842,586 shares)	1/31/2022			N/A	—	32,843	767	—%	(16)
								110,378	55,564	1.4%
First Tower Finance Company LLC (23)	Consumer Finance	First Lien Term Loan to First Tower, LLC	6/24/2014	10.00% plus 5.00% PIK	—	2/18/2025	370,987	370,987	370,987	9.5%	(14)(39)
		Class A Units(95,709,910 units)	6/14/2012			N/A	—	31,146	252,381	6.4%	(14)(16)
								402,133	623,368	15.9%
Freedom Marine Solutions, LLC (24)	Energy Equipment & Services	Membership Interest(100%)	11/9/2006			N/A	—	45,492	13,518	0.3%	(16)
								45,492	13,518	0.3%
InterDent, Inc.	Health Care Providers & Services	First Lien Term Loan A/B	8/1/2018	19.03% (1ML+ 14.65%)	2.00	9/5/2025	14,249	14,249	14,249	0.4%	(3) (10)
		First Lien Term Loan A	8/3/2012	9.88% (1ML+ 5.50%)	1.00	9/5/2025	96,773	96,773	96,773	2.4%	(3) (10)
		First Lien Term Loan B	8/3/2012	12.00% PIK	—	9/5/2025	172,485	172,485	172,485	4.3%	(39)
		Common Stock(99,900 shares)	5/3/2019			N/A	—	45,118	142,479	3.6%	(16)
								328,625	425,986	10.7%
Kickapoo Ranch Pet Resort	Diversified Consumer Services	Membership Interest (100%)	8/26/2019			N/A	—	2,378	2,944	0.1%
								2,378	2,944	0.1%
MITY, Inc. (25)	Commercial Services & Supplies	First Lien Term Loan A	9/19/2013	11.67% (3ML+ 7.00%)	3.00	4/30/2025	32,074	32,074	32,074	0.8%	(3) (10)(39)
		First Lien Term Loan B	6/23/2014	11.73% (3ML+ 7.00%) plus 10.00% PIK	3.00	4/30/2025	18,274	18,274	18,274	0.5%	(10)(39)
		Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%	—	1/1/2028	5,328	7,200	7,200	0.2%	(14)
		Common Stock (42,053 shares)	9/19/2013			N/A	—	27,349	4,335	0.1%	(16)
								84,897	61,883	1.6%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2022 (Unaudited)
(in thousands, except share data)

							December 31, 2022 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(40)

National Property REIT Corp. (26)	Equity Real Estate Investment Trusts (REITs) / Online Lending / Structured Finance	First Lien Term Loan A	12/31/2018	6.17% (3ML+ 1.44%) plus 3.53% PIK	3.00	12/31/2023	$458,747	$458,747	$458,747	11.6%	(10)(39)
		First Lien Term Loan B	12/31/2018	6.73% (3ML+ 2.00%) plus 5.50% PIK	3.00	12/31/2023	23,080	23,080	21,798	0.5%	(10)(39)
		First Lien Term Loan C	10/31/2019	14.73%(3ML+ 10.00%%) plus 2.25% PIK	1.00	12/31/2023	200,600	200,600	200,600	5.1%	(10)(39)
		First Lien Term Loan D	6/19/2020	5.23% (3ML+ 0.50%) plus 2.50% PIK	3.00	12/31/2023	183,425	183,425	183,425	4.6%	(10)(39)
		First Lien Term Loan E	11/14/2022	7.00% (3ML + 2.00%) plus 7.00% PIK	5.00	12/31/2023	13,152	13,152	13,152	0.3%	(10)(39)
		Residual Profit Interest	12/31/2018			N/A	—	—	57,119	1.4%	(35)
		Common Stock (3,350,519 shares)	12/31/2013			N/A	—	15,430	663,563	16.8%	(16)(45)
								894,434	1,598,404	40.3%
Nationwide Loan Company LLC (27)	Consumer Finance	First Lien Term Loan	6/18/2014	10.00% plus 10.00% PIK	—	6/18/2023	21,136	21,136	21,136	0.5%	(14)(39)
		Class A Units (38,550,460 units)	1/31/2013			N/A	—	20,846	26,878	0.7%	(14)
								41,982	48,014	1.2%
NMMB, Inc. (28)	Media	First Lien Term Loan	12/30/2019	13.23% (3ML+ 8.50%)	2.00	3/31/2027	29,723	29,723	29,723	0.7%	(3) (10)
		Common Stock(21,418 shares)	12/30/2019			N/A	—	—	72,342	1.8%
								29,723	102,065	2.5%
Pacific World Corporation (36)	Personal Products	First Lien Revolving Line of Credit - $26,000 Commitment	9/26/2014	11.63% PIK (1ML+ 7.25%)	1.00	9/26/2025	28,672	28,672	28,672	0.7%	(10)(15)(39)
		First Lien Term Loan A	12/31/2014	9.63% PIK (1ML+ 5.25%)	1.00	9/26/2025	56,731	56,731	44,351	1.1%	(10)(39)
		Convertible Preferred Equity(328,516 shares)	6/15/2018	6.50% PIK		N/A	—	189,294	—	—%	(16)
		Common Stock (6,778,414 shares)	9/29/2017			N/A	—	—	—	—%	(16)
								274,697	73,023	1.8%
R-V Industries, Inc.	Machinery	First Lien Term Loan	12/15/2020	13.73% (3ML+ 9.00%)	1.00	12/15/2028	33,622	33,622	33,622	0.8%	(3) (10)
		Common Stock (745,107 shares)	6/26/2007			N/A	—	6,866	26,507	0.7%	(16)
								40,488	60,129	1.5%
Universal Turbine Parts, LLC (34)	Trading Companies & Distributors	First Lien Delayed Draw Term Loan - $6,965 Commitment	2/28/2019	12.13% (1ML+ 7.75%)	2.50	4/5/2024	3,125	3,125	3,125	0.1%	(10)(15)
		First Lien Term Loan A	7/22/2016	10.48% (3ML+ 5.75%)	1.00	4/5/2024	29,575	29,575	29,575	0.7%	(10)
		Preferred Units (57,187,787 units)	3/31/2021			N/A	—	32,500	5,524	0.1%	(16)
		Common Stock (10,000 units)	12/10/2018			N/A	—	—	—	—%	(16)
								65,200	38,224	0.9%
USES Corp. (30)	Commercial Services & Supplies	First Lien Term Loan	12/30/2020	13.07% (1ML + 9.00%)	1.00	7/29/2024	2,000	2,000	2,000	0.1%	(10)
		First Lien Equipment Term Loan	8/3/2022	13.07% (1ML + 9.00%)	1.00	7/29/2024	6,244	6,244	6,244	0.2%	(10)(39)
		First Lien Term Loan A	3/31/2014	9.00% PIK	—	7/29/2024	62,705	30,651	18,116	0.5%	(9)
		First Lien Term Loan B	3/31/2014	15.50% PIK	—	7/29/2024	96,702	35,567	—	—%	(9)
		Common Stock (268,962 shares)	6/15/2016			N/A	—	—	—	—%	(16)
								74,462	26,360	0.8%
Valley Electric Company, Inc. (31)	Construction & Engineering	First Lien Term Loan to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	8.67% (3ML+ 5.00%) plus 2.50% PIK	3.00	12/31/2024	10,452	10,452	10,452	0.3%	(3) (10)(39)
		First Lien Term Loan	6/24/2014	8.00% plus 10.00% PIK	—	6/23/2024	33,301	33,301	33,301	0.8%	(3) (39)
		First Lien Term Loan B	3/28/2022	8.00% plus 4.50% PIK	—	6/23/2024	13,000	13,000	13,000	0.3%	(3) (39)
		Consolidated Revenue Interest(2.00%)	6/22/2018			N/A	—	—	1,320	—%	(12)
		Common Stock (50,000 shares)	12/31/2012			N/A	—	12,053	84,509	2.1%
								68,806	142,582	3.5%
Total Control Investments (Level 3)								$2,821,034	$3,457,698	87.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2022 (Unaudited)
(in thousands, except share data)

							December 31, 2022 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Affiliate Investments (5.00% to 24.99% voting control)(41)

Nixon, Inc. (32)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)	5/12/2017			N/A	$—	$—	$—	—%	(16)
								—	—	—%
RGIS Services, LLC	Commercial Services & Supplies	Membership Interest (5.27%)	6/25/2020			N/A	—	8,996	7,944	0.2%
								8,996	7,944	0.2%
Total Affiliate Investments (Level 3)								$8,996	$7,944	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2022 (Unaudited)
(in thousands, except share data)

							December 31, 2022 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan	9/21/2018	12.13% (1ML+ 7.75%)	—	10/1/2026	$32,133	$31,985	$26,376	0.7%	(8)(10)
								31,985	26,376	0.7%
ABG Intermediate Holdings 2 LLC	Textiles, Apparel & Luxury Goods	Second Lien Term Loan	12/20/2021	10.42% (1M SOFR+ 6.00%)	0.50	12/20/2029	9,000	8,941	8,779	0.2%	(3)(8)(10)
								8,941	8,779	0.2%
Apidos CLO XI	Structured Finance	Subordinated Structured Note	12/6/2012	Residual Interest, current yield 14.84%	—	4/17/2034	67,782	38,554	31,035	0.8%	(5) (14)
								38,554	31,035	0.8%
Apidos CLO XII	Structured Finance	Subordinated Structured Note	3/15/2013	Residual Interest, current yield 14.66%	—	4/15/2031	52,203	33,741	30,165	0.8%	(5) (14)
								33,741	30,165	0.8%
Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	Residual Interest, current yield 14.80%	—	4/21/2031	48,515	34,871	30,847	0.8%	(5) (14)
								34,871	30,847	0.8%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	Residual Interest, current yield 17.56%	—	4/21/2031	35,855	29,106	25,484	0.6%	(5) (14)
								29,106	25,484	0.6%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	First Lien Revolving Line of Credit - $3,000 Commitment	2/21/2013	12.42% (3ML+ 8.75%)	2.00	4/22/2024	—	—	—	—%	(10)(15)
		First Lien Term Loan	2/21/2013	12.42% (3ML+ 8.75%)	2.00	4/22/2024	61,408	61,408	61,408	1.5%	(3) (10)
								61,408	61,408	1.5%
Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.)	Communications Equipment	First Lien Term Loan	8/2/2019	9.23% (3ML+ 4.50%)	1.00	11/1/2024	9,645	9,225	7,388	0.2%	(3)(8)(10)(47)
		Second Lien Term Loan	6/20/2017	12.66% (3ML+ 8.25%)	1.00	11/1/2025	50,662	50,591	42,740	1.1%	(3)(8)(10)
								59,816	50,128	1.3%
B. Riley Financial, Inc.	Diversified Financial Services	Senior Unsecured Bond	10/18/2022	6.75%	—	5/31/2024	5,799	5,799	5,660	0.1%	(8)(14)(47)
								5,799	5,660	0.1%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	Residual Interest, current yield —%	—	7/20/2029	83,098	34,523	21,264	0.5%	(5) (14)(17)
								34,523	21,264	0.5%
Barracuda Parent, LLC	IT Services	Second Lien Term Loan	8/15/2022	11.09% (3M SOFR+ 7.00%)	0.50	8/15/2030	20,000	19,431	19,437	0.5%	(8)(10)
								19,431	19,437	0.5%
BCPE North Star US Holdco 2, Inc.	Food Products	Second Lien Delayed Draw Term Loan - $5,185 Commitment	6/7/2021	11.98% (3ML+ 7.25%)	0.75	6/11/2029	5,185	5,135	4,961	0.1%	(8)(10)(15)
		Second Lien Term Loan	6/7/2021	11.98% (3ML+ 7.25%)	0.75	6/11/2029	94,815	94,161	90,712	2.3%	(3)(8)(10)
								99,296	95,673	2.4%
BCPE Osprey Buyer, Inc.	Health Care Technology	First Lien Revolving Line of Credit - $4,239 Commitment	10/18/2021	10.44% (3ML+ 5.75%)	0.75	8/21/2026	—	—	—	—%	(8)(10)(15)
		First Lien Term Loan	10/18/2021	10.44% (3ML+ 5.75%)	0.75	8/23/2028	64,350	64,350	62,948	1.6%	(8)(10)
		Second Lien Delayed Draw Term Loan - $22,609 Commitment	10/18/2021	10.44% (3ML+ 5.75%)	0.75	8/23/2028	—	—	—	—%	(8)(10)(15)
								64,350	62,948	1.6%
Belnick, LLC	Household Durables	First Lien Term Loan	1/20/2022	12.23% (3ML+ 7.50%)	1.00	1/20/2027	90,250	90,250	90,250	2.3%	(3) (10)
								90,250	90,250	2.3%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	First Lien Term Loan	12/4/2017	10.73% (3ML+ 6.00%)	1.00	12/4/2025	160,595	160,595	159,456	4.0%	(3) (10)
								160,595	159,456	4.0%
Burgess Point Purchaser Corporation	Auto Components	Second Lien Term Loan	7/25/2022	13.42% (1M SOFR+ 9.00%)	0.75	7/25/2030	30,000	30,000	30,000	0.8%	(8)(10)
								30,000	30,000	0.8%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2022 (Unaudited)
(in thousands, except share data)

							December 31, 2022 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note	4/19/2012	Residual Interest, current yield 14.43%	—	7/16/2032	$58,914	$43,569	$30,248	0.8%	(5) (14)
								43,569	30,248	0.8%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan	11/12/2020	13.13% (1ML+ 8.75%)	1.00	11/13/2028	8,500	8,266	8,500	0.2%	(3)(8)(10)
								8,266	8,500	0.2%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 15.31%	—	4/30/2031	24,870	14,937	13,234	0.3%	(5) (14)
								14,937	13,234	0.3%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note	4/7/2017	Residual Interest, current yield 14.66%	—	7/15/2030	25,534	18,165	15,795	0.4%	(5) (14)
								18,165	15,795	0.4%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	8/9/2016	Residual Interest, current yield 12.79%	—	7/20/2034	32,200	30,410	25,939	0.6%	(5) (14)
								30,410	25,939	0.6%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield —%	—	7/29/2030	49,551	32,199	21,771	0.5%	(5) (14)(17)
								32,199	21,771	0.5%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note	8/2/2013	Residual Interest, current yield 15.83%	—	4/24/2031	44,100	26,902	20,966	0.5%	(5) (14)
								26,902	20,966	0.5%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note	10/22/2013	Residual Interest, current yield 17.06%	—	4/28/2031	45,500	31,274	28,050	0.7%	(5) (14)
								31,274	28,050	0.7%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note	8/5/2014	Residual Interest, current yield 17.37%	—	10/17/2030	50,143	33,438	26,668	0.7%	(5) (14)
								33,438	26,668	0.7%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note	12/9/2016	Residual Interest, current yield 17.63%	—	10/21/2031	33,999	31,397	28,695	0.7%	(5) (14)
								31,397	28,695	0.7%
Collections Acquisition Company, Inc.	Diversified Financial Services	First Lien Term Loan	12/3/2019	11.82% (3ML+ 8.15%)	2.50	6/3/2024	36,691	36,691	36,691	0.9%	(3) (10)
								36,691	36,691	0.9%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note	12/18/2013	Residual Interest, current yield 16.60%	—	10/25/2028	48,978	31,341	28,828	0.7%	(5) (14)
								31,341	28,828	0.7%
CP IRIS Holdco I, Inc. (48)	Building Products	Second Lien Term Loan	10/1/2021	11.38% (1ML+ 7.00%)	0.50	10/1/2029	35,000	35,000	33,817	0.9%	(3)(8)(10)
								35,000	33,817	0.9%
Curo Group Holdings Corp.	Consumer Finance	First Lien Term Loan	7/30/2021	7.50%	—	8/1/2028	47,000	47,027	22,024	0.6%	(8)(14)(47)
								47,027	22,024	0.6%
DRI Holding Inc.	Commercial Services & Supplies	First Lien Term Loan	12/21/2021	9.63% (1ML+ 5.25%)	0.50	12/21/2028	34,161	32,940	33,828	0.9%	(3)(8)(10)
		Second Lien Term Loan	12/21/2021	12.07% (1ML+ 8.00%)	0.50	12/21/2029	145,000	145,000	142,604	3.6%	(3)(10)
								177,940	176,432	4.5%
DTI Holdco, Inc.	Professional Services	First Lien Term Loan	4/26/2022	8.84%(3M SOFR+ 4.75%)	0.75	4/26/2029	18,454	18,119	17,699	0.4%	(8)(10)
		Second Lien Term Loan	4/26/2022	11.84% (3M SOFR+ 7.75%)	0.75	4/26/2030	75,000	75,000	71,703	1.8%	(8)(10)
								93,119	89,402	2.2%
Dukes Root Control Inc.	Commercial Services & Supplies	First Lien Revolving Line of Credit - $4,464 Commitment	12/8/2022	10.82% (1M SOFR + 6.50%)	1.00	12/8/2028	357	258	357	—%	(8)(10)(15)
		First Lien Delayed Draw Term Loan - $8,929 Commitment	12/8/2022	10.82% (1M SOFR + 6.50%)	1.00	12/8/2028	—	—	—	—%	(8)(10)(15)
		First Lien Term Loan	12/8/2022	10.82% (1M SOFR + 6.50%)	1.00	12/8/2028	36,607	35,696	36,607	0.9%	(3)(8)(10)
								35,954	36,964	0.9%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2022 (Unaudited)
(in thousands, except share data)

							December 31, 2022 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Easy Gardener Products, Inc.	Household Durables	Class A Units of EZG Holdings, LLC (200 units)	6/11/2020		—	N/A	$—	$313	$—	—%	(16)
		Class B Units of EZG Holdings, LLC(12,525 units)	6/11/2020		—	N/A	—	1,688	—	—%	(16)
								2,001	—	—%
Engine Group, Inc. (7)	Media	First Lien Term Loan	11/17/2020	9.16% (3ML+ 4.75%)	1.00	11/17/2023	3,546	3,546	810	—%	(8)(9)(10)
		Class B Common Units(1,039,554 units)	11/17/2020		—	N/A	—	26,991	—	—%	(8)(16)
								30,537	810	—%
Engineered Machinery Holdings, Inc.	Machinery	Incremental Amendment No. 2 Second Lien Term Loan	5/6/2021	11.23% (3ML+ 6.50%)	0.75	7/18/2025	5,000	4,985	4,998	0.1%	(3)(8)(10)
		Incremental Amendment No. 3 Second Lien Term Loan	8/6/2021	10.73% (3ML+ 6.00%)	0.75	5/21/2029	5,000	5,000	4,892	0.1%	(3)(8)(10)
								9,985	9,890	0.2%
Enseo Acquisition, Inc.	IT Services	First Lien Term Loan	6/2/2021	11.67% (3ML+ 8.00%)	1.00	6/2/2026	54,313	54,313	54,313	1.4%	(3) (10)
								54,313	54,313	1.4%
Eze Castle Integration, Inc.	IT Services	First Lien Delayed Draw Term Loan - $1,786 Commitment	7/15/2020	12.79% (3ML+ 9.00%) plus 1.00% PIK	1.50	7/15/2025	893	893	886	—%	(10)(15)(39)
		First Lien Term Loan	7/15/2020	13.23% (3ML+ 9.00%) plus 1.00% PIK	1.50	7/15/2025	46,611	46,611	46,242	1.2%	(3)(10)(39)
								47,504	47,128	1.2%
Faraday Buyer, LLC	Electrical Equipment	First Lien Delayed Draw Term Loan - $5,833 Commitment	10/11/2022	11.32% (1M SOFR + 7.00%)	1.00	10/11/2028	—	—	—	—%	(8)(10)(15)
		First Lien Term Loan	10/11/2022	11.32% (1M SOFR + 7.00%)	1.00	10/11/2028	64,167	64,167	64,167	1.6%	(3)(8)(10)
								64,167	64,167	1.6%
First Brands Group	Auto Components	First Lien Term Loan	3/24/2021	8.37% (6M SOFR+ 5.00%)	1.00	3/30/2027	22,411	22,307	22,411	0.6%	(3)(8)(10)
		Second Lien Term Loan	3/24/2021	11.87% (6ML+ 8.50%)	1.00	3/30/2028	37,000	36,589	37,000	0.9%	(3)(8)(10)
								58,896	59,411	1.5%
Forta, LLC (f/k/a Help/Systems Holdings, Inc.)	Software	Second Lien Term Loan	11/14/2019	10.94% (1M SOFR+ 6.75%)	0.75	11/19/2027	52,500	52,322	48,267	1.2%	(3)(8)(10)
								52,322	48,267	1.2%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 12.35%	—	10/15/2030	50,525	33,668	25,943	0.7%	(5) (14)
								33,668	25,943	0.7%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 18.20%	—	5/16/2031	24,575	16,122	12,515	0.3%	(5) (14)
								16,122	12,515	0.3%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 14.87%	—	7/15/2031	39,905	27,107	18,024	0.5%	(5) (14)
								27,107	18,024	0.5%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Structured Finance	Subordinated Structured Note	8/7/2012	Residual Interest, current yield —%	—	8/15/2023	23,188	3,704	3	—%	(5) (14)(17)
								3,704	3	—%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Structured Finance	Subordinated Structured Note	3/8/2013	Residual Interest, current yield —%	—	4/15/2025	40,400	19,984	14	—%	(5) (14)(17)
								19,984	14	—%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Structured Finance	Subordinated Structured Note	2/7/2014	Residual Interest, current yield —%	—	4/20/2026	24,500	11,822	25	—%	(5) (14)(17)
								11,822	25	—%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield —%	—	4/28/2025	41,164	21,322	34	—%	(5) (14)(17)
								21,322	34	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2022 (Unaudited)
(in thousands, except share data)

							December 31, 2022 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield —%	—	10/18/2027	$39,598	$29,556	$177	—%	(5) (14)(17)
								29,556	177	—%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 5.99%	—	7/18/2031	19,025	13,281	6,948	0.2%	(5) (14)
								13,281	6,948	0.2%
The Hiller Companies, LLC (49)	Commercial Services & Supplies	First Lien Term Loan	10/11/2022	9.30% (3M SOFR + 8.30%)	1.00	9/15/2028	20,000	20,000	20,000	0.5%	(3)(8)(10)
								20,000	20,000	0.5%
Interventional Management Services, LLC	Health Care Providers & Services	First Lien Revolving Line of Credit - $5,000 Commitment	2/22/2021	13.73% (3ML+ 9.00%)	1.00	2/22/2025	5,000	5,000	4,994	0.1%	(10)(15)
		First Lien Term Loan	2/22/2021	13.73% (3ML+ 9.00%)	1.00	2/20/2026	67,680	67,680	67,602	1.7%	(3) (10)
								72,680	72,596	1.8%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	6/26/2015	Residual Interest, current yield 10.50%	—	10/20/2031	23,594	18,049	12,935	0.3%	(5) (14)
								18,049	12,935	0.3%
K&N Parent, Inc.	Auto Components	Second Lien Term Loan	10/19/2016	13.48% (3ML+ 8.75%)	1.00	10/21/2024	25,887	25,697	1,320	—%	(8)(9)(10)
								25,697	1,320	—%
KM2 Solutions LLC	IT Services	First Lien Term Loan	12/17/2020	11.67% (3ML+ 8.00%)	1.00	12/17/2025	23,863	23,863	23,405	0.6%	(3) (10)
								23,863	23,405	0.6%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 10.14%	—	7/21/2031	49,934	25,296	19,267	0.5%	(5) (14)
								25,296	19,267	0.5%
LGC US FINCO, LLC	Machinery	First Lien Term Loan	1/17/2020	10.88% (1ML+ 6.50%)	1.00	12/20/2025	30,315	29,815	28,676	0.7%	(3)(8)(10)
								29,815	28,676	0.7%
Magnate Worldwide, LLC	Air Freight & Logistics	First Lien Delayed Draw Term Loan - $2,357 Commitment	3/11/2022	10.23% (3ML+ 5.50%)	0.75	12/30/2028	1,149	1,127	1,149	—%	(8)(10)(15)
		First Lien Term Loan	3/11/2022	10.23% (3ML+ 5.50%)	0.75	12/30/2028	30,413	30,413	30,413	0.8%	(3)(8)(10)
		Second Lien Term Loan	12/30/2021	13.23% (3ML+ 8.50%)	0.75	12/30/2029	95,000	95,000	95,000	2.4%	(3)(8)(10)
								126,540	126,562	3.2%
Mamba Purchaser, Inc.	Health Care Providers & Services	Second Lien Term Loan	9/29/2021	10.89% (1ML+ 6.50%)	0.50	10/14/2029	23,000	22,852	23,000	0.6%	(3)(8)(10)
								22,852	23,000	0.6%
Medical Solutions Holdings, Inc. (4)	Health Care Providers & Services	Second Lien Term Loan	11/1/2021	11.38% (1ML+ 7.00%)	0.50	11/1/2029	54,463	54,425	54,462	1.4%	(3)(8)(10)
								54,425	54,462	1.4%
Medusind Acquisition, Inc. (19)	Health Care Providers & Services	First Lien Term Loan	9/30/2019	13.00% (3ML+ 7.50%)	1.00	4/8/2024	23,259	23,153	23,259	0.6%	(3)(8)(10)
								23,153	23,259	0.6%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note	4/17/2013	Residual Interest, current yield —%	—	10/15/2030	43,650	23,715	15,338	0.4%	(5) (14)(17)
								23,715	15,338	0.4%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 17.01%	—	7/15/2031	47,830	24,760	21,975	0.6%	(5) (14)
								24,760	21,975	0.6%
Nexus Buyer LLC	Capital Markets	Second Lien Term Loan	11/5/2021	10.63% (1ML+ 6.25%)	0.50	11/5/2029	42,500	42,500	40,769	1.0%	(8)(10)
								42,500	40,769	1.0%
NH Kronos Buyer, Inc.	Pharmaceuticals	First Lien Term Loan	12/7/2022	10.84% (3M SOFR + 6.60%)	1.00	11/1/2028	75,000	75,000	75,000	1.9%	(3)(8)(10)
								75,000	75,000	1.9%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2022 (Unaudited)
(in thousands, except share data)

							December 31, 2022 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 7.45%	—	7/19/2030	$42,064	$28,651	$23,495	0.6%	(5) (14)
								28,651	23,495	0.6%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note	8/12/2015	Residual Interest, current yield 15.67%	—	4/16/2031	46,016	21,636	17,194	0.4%	(5) (14)
								21,636	17,194	0.4%
OneTouchPoint Corp	Professional Services	First Lien Term Loan	2/19/2021	12.73% (3ML+ 8.00%)	1.00	2/19/2026	39,083	39,083	39,083	1.0%	(3) (10)
								39,083	39,083	1.0%
PeopleConnect Holdings, LLC (11)	Interactive Media & Services	First Lien Term Loan	1/22/2020	12.98% (3ML+ 8.25%)	1.75	1/22/2025	218,904	218,904	218,904	5.5%	(3) (10)
								218,904	218,904	5.5%
PetVet Care Centers, LLC (f/k/a Pearl Intermediate Parent LLC)	Health Care Providers & Services	Second Lien Term Loan	2/1/2018	10.63% (1ML+ 6.25%)	—	2/15/2026	16,000	15,949	15,280	0.4%	(3)(8)(10)
								15,949	15,280	0.4%
PGX Holdings, Inc. (6)	Diversified Consumer Services	First Lien Term Loan	7/21/2021	12.59% (3M SOFR + 7.75%)	1.50	7/21/2026	70,639	70,639	70,639	1.8%	(8)(10)
		Second Lien Delayed Draw Term Loan - $30,000 Commitment	12/28/2022	12.00% PIK	—	12/31/2025	—	—	—	—%	(39)(15)
		Second Lien Term Loan	7/21/2021	12.00% PIK	—	7/27/2027	174,688	174,688	174,688	4.4%	(39)
		Class B of PGX TopCo LLC (999 Non-Voting Units)	12/28/2022			N/A		—	58,246	1.5%	(16)
								245,327	303,573	7.7%
PlayPower, Inc.	Leisure Products	First Lien Term Loan	5/7/2019	12.00% (3M SOFR+ 7.50%)	—	5/10/2026	5,824	5,793	4,560	0.1%	(3)(8)(10)
								5,793	4,560	0.1%
Precisely Software Incorporated (f/k/a Vision Solutions, Inc.) (29)	IT Services	Second Lien Term Loan	4/23/2021	11.61% (3ML+ 7.25%)	0.75	4/23/2029	80,000	79,274	70,507	1.8%	(3)(8)(10)
								79,274	70,507	1.8%
Preventics, Inc. (d/b/a Legere Pharmaceuticals) (46)	Health Care Providers & Services	First Lien Term Loan	11/12/2021	15.23% (3ML+ 10.50%)	1.00	11/12/2026	9,196	9,196	9,095	0.2%	(3) (10)
		Series A Convertible Preferred Stock (320 units)	11/12/2021	8.00%	—	N/A	—	127	123	—%	(16)
		Series C Convertible Preferred Stock (3,575 units)	11/12/2021	8.00%	—	N/A	—	1,419	1,379	—%	(16)
								10,742	10,597	0.2%
Raisin Acquisition Co, Inc.	Pharmaceuticals	First Lien Revolving Line of Credit - $3,583 Commitment	6/17/2022	11.77% (3M SOFR+ 7.00%)	1.00	12/13/2026	—	—	—	—%	(8)(10)(15)
		First Lien Delayed Draw Term Loan - $1,554 Commitment	6/17/2022	11.84% (3M SOFR+ 7.00%)	1.00	12/13/2026	1,542	1,506	1,500	—%	(8)(10)(15)
		First Lien Term Loan	6/17/2022	11.77% (3M SOFR+ 7.00%)	1.00	12/13/2026	24,676	24,009	24,005	0.6%	(3)(8)(10)
								25,515	25,505	0.6%
RC Buyer, Inc.	Auto Components	Second Lien Term Loan	7/26/2021	11.23% (3ML+ 6.50%)	0.75	7/30/2029	20,000	19,918	19,070	0.5%	(3)(8)(10)
								19,918	19,070	0.5%
Reception Purchaser, LLC	Air Freight & Logistics	First Lien Term Loan	4/28/2022	10.42% (1M SOFR+ 6.00%)	0.75	3/24/2028	63,207	62,179	63,207	1.6%	(3)(8)(10)
								62,179	63,207	1.6%
Redstone Holdco 2 LP (22)	IT Services	Second Lien Term Loan	4/16/2021	12.11% (3ML+ 7.75%)	0.75	4/27/2029	50,000	49,295	38,644	1.0%	(3)(8)(10)
								49,295	38,644	1.0%
Research Now Group, Inc. & Survey Sampling International LLC	Professional Services	First Lien Term Loan	12/8/2017	8.84% (6ML+ 5.50%)	1.00	12/20/2024	9,500	9,341	8,293	0.2%	(3)(8)(10)
		Second Lien Term Loan	12/8/2017	12.84% (6ML+ 9.50%)	1.00	12/20/2025	50,000	48,716	39,610	1.0%	(3)(8)(10)
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2022 (Unaudited)
(in thousands, except share data)

							December 31, 2022 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

								58,057	47,903	1.2%
Rising Tide Holdings, Inc.	Diversified Consumer Services	Second Lien Term Loan	5/26/2021	12.98% (3ML+ 8.25%)	0.75	6/1/2029	$23,000	$22,723	$11,233	0.3%	(3)(8)(10)
								22,723	11,233	0.3%
The RK Logistics Group, Inc.	Commercial Services & Supplies	First Lien Term Loan	3/24/2022	15.23% (3ML+ 10.50%)	1.00	3/24/2027	6,023	6,023	6,023	0.2%	(3) (10)
		Class A Common Units(263,000 units)	3/24/2022		—	N/A	—	263	1,927	—%	(16)
		Class B Common Units(1,237,000 units)	3/24/2022		—	N/A	—	1,237	9,065	0.2%	(16)
								7,523	17,015	0.4%
RME Group Holding Company	Media	First Lien Term Loan A	5/4/2017	10.23% (3ML+ 5.50%)	1.00	5/6/2024	24,973	24,973	24,973	0.6%	(3) (10)
		First Lien Term Loan B	5/4/2017	15.73% (3ML+ 11.00%)	1.00	5/6/2024	21,524	21,524	21,524	0.5%	(3) (10)
								46,497	46,497	1.1%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note	4/11/2014	Residual Interest, current yield 11.87%	—	4/21/2031	27,725	19,972	14,374	0.4%	(5) (14)
								19,972	14,374	0.4%
Rosa Mexicano	Hotels, Restaurants & Leisure	First Lien Revolving Line of Credit - $500 Commitment	3/29/2018	12.23% (3ML+ 7.50%)	1.25	5/29/2024	280	280	261	—%	(10)(15)
		First Lien Term Loan	3/29/2018	12.23% (3ML+ 7.50%)	1.25	5/29/2024	22,349	22,349	20,864	0.5%	(10)
								22,629	21,125	0.5%
SEOTownCenter, Inc.	IT Services	First Lien Term Loan	1/31/2022	11.67% (3ML+ 8.00%)	1.00	1/31/2027	51,480	51,480	49,989	1.3%	(3) (10)
								51,480	49,989	1.3%
Shearer’s Foods, LLC	Food Products	Second Lien Term Loan	9/15/2020	12.14% (1ML+ 7.75%)	1.00	9/23/2028	4,800	4,728	4,800	0.1%	(3)(8)(10)
								4,728	4,800	0.1%
ShiftKey, LLC	Health Care Technology	First Lien Term Loan	6/21/2022	10.59% (3M SOFR+ 5.75%)	1.00	6/21/2027	64,675	64,163	64,675	1.6%	(3) (10)
								64,163	64,675	1.6%
Shutterfly, LLC	Internet & Direct Marketing Retail	2021 Refinancing First Lien Term Loan B	7/1/2021	9.38% (1ML+ 5.00%)	0.75	9/25/2026	20,090	20,017	14,209	0.4%	(3)(8)(10)
								20,017	14,209	0.4%
Sorenson Communications, LLC	Diversified Telecommunication Services	First Lien Term Loan	3/12/2021	10.23% (3ML+ 5.50%)	0.75	3/17/2026	33,183	32,796	32,805	0.8%	(3)(8)(10)
								32,796	32,805	0.8%
Southern Veterinary Partners	Health Care Providers & Services	Second Lien Term Loan	10/2/2020	12.13% (1ML+ 7.75%)	1.00	10/5/2028	8,000	7,942	7,798	0.2%	(3)(8)(10)
								7,942	7,798	0.2%
Spectrum Holdings III Corp	Health Care Equipment & Supplies	Second Lien Term Loan	1/26/2018	11.38% (1ML+ 7.00%)	1.00	1/31/2026	7,500	7,485	6,765	0.2%	(8)(10)
								7,485	6,765	0.2%
Staples, Inc.	Distributors	First Lien Term Loan	11/18/2019	9.44% (3ML+ 5.00%)	—	4/16/2026	8,729	8,682	8,137	0.2%	(3)(8)(10)(47)
								8,682	8,137	0.2%
Strategic Materials Holding Corp.	Household Durables	First Lien Term Loan	8/1/2022	8.19% (3ML+ 3.75%)	1.00	11/1/2024	7,332	5,836	5,550	0.1%	(8)(10)
		Second Lien Term Loan	10/27/2017	12.19% (3ML+ 7.75%)	1.00	11/1/2025	7,000	6,975	4,864	0.1%	(8)(10)
								12,811	10,414	0.2%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interest	12/4/2006		—	N/A	—	—	—	—%	(13)
								—	—	—%
Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note	5/6/2014	Residual Interest, current yield —%	—	7/14/2026	49,250	24,723	10,264	0.3%	(5) (14)(17)
								24,723	10,264	0.3%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note	10/17/2014	Residual Interest, current yield 9.24%	—	1/19/2032	63,831	42,010	26,468	0.7%	(5) (14)
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2022 (Unaudited)
(in thousands, except share data)

							December 31, 2022 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

								42,010	26,468	0.7%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	1/26/2018	12.00% PIK	—	2/27/2026	$164,887	$164,887	$164,887	4.2%	(39)
		First Lien Term Loan	11/17/2022	12.00% PIK	—	2/27/2026	14,201	14,201	14,201	0.4%	(39)
		Class W Interests of Town & Country Housewares Group, LP(188,105 Non-Voting Interests)	8/31/2022	4.00%	—	N/A	—	—	16	—%	(16)
		Class B of Town & Country TopCo LLC (999 Non-Voting Units)	11/17/2022		—	N/A	—	—	39,769	1.0%	(16)
								179,088	218,873	5.6%
TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	13.73% (3ML+ 9.00%) plus 1.50% PIK	1.00	11/30/2025	27,775	27,775	27,775	0.7%	(3) (10)(39)
								27,775	27,775	0.7%
United Sporting Companies, Inc. (18)	Distributors	Second Lien Term Loan	9/28/2012	13.25% (1ML+ 11.00%) plus 2.00% PIK	2.25	11/16/2019	144,692	103,730	22,561	0.6%	(9)(10)
								103,730	22,561	0.6%
Upstream Newco, Inc.	Health Care Providers & Services	Second Lien Term Loan	11/20/2019	13.23% (3ML+ 8.50%)	—	11/20/2027	22,000	21,874	21,050	0.5%	(3)(8)(10)
								21,874	21,050	0.5%
USG Intermediate, LLC	Leisure Products	First Lien Revolving Line of Credit - $3,000 Commitment	4/15/2015	13.63% (1ML+ 9.25%)	1.00	2/9/2027	3,000	3,000	3,000	0.1%	(10)(15)
		First Lien Term Loan B	4/15/2015	16.13% (1ML+ 11.75%)	1.00	2/9/2027	51,216	51,216	51,216	1.3%	(3) (10)
		Equity	4/15/2015		—	N/A	—	1	—	—%	(16)
								54,217	54,216	1.4%
VC GB Holdings I Corp	Household Durables	Second Lien Term Loan	6/30/2021	11.13% (1ML+ 6.75%)	0.50	7/23/2029	23,000	22,811	21,436	0.5%	(3)(8)(10)
								22,811	21,436	0.5%
ViaPath Technologies. (f/k/a Global Tel*Link Corporation)	Diversified Telecommunication Services	First Lien Term Loan	8/7/2019	8.48% (3M SOFR+ 4.25%)	—	11/29/2025	9,647	9,456	9,234	0.2%	(3)(8)(10)
		Second Lien Term Loan	11/20/2018	14.23% (3M SOFR+ 10.00%)	—	11/29/2026	122,670	121,851	119,792	3.0%	(3)(8)(10)
								131,307	129,026	3.2%
Victor Technology, LLC	Commercial Services & Supplies	First Lien Term Loan	12/3/2021	12.23% (3ML+ 7.50%)	1.00	12/3/2028	29,700	29,700	28,966	0.7%	(3) (10)
								29,700	28,966	0.7%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield —%	—	10/15/2030	40,613	27,892	20,809	0.5%	(5) (14)(17)
								27,892	20,809	0.5%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 3.10%	—	4/18/2031	40,773	24,695	16,113	0.4%	(5) (14)
								24,695	16,113	0.4%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2016	Residual Interest, current yield 10.07%	—	10/20/2031	28,100	23,386	18,400	0.5%	(5) (14)
								23,386	18,400	0.5%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note	6/13/2017	Residual Interest, current yield 14.87%	—	4/20/2034	44,885	50,734	39,653	1.0%	(5) (14)
								50,734	39,653	1.0%
VT Topco, Inc.	Commercial Services & Supplies	Second Lien Term Loan	8/14/2018	11.13% (1ML+ 6.75%)	—	8/17/2026	12,000	11,935	11,711	0.3%	(3)(8)(10)
		2021 Second Lien Term Loan	7/30/2021	11.13% (1ML+ 6.75%)	0.75	8/17/2026	20,250	20,127	19,763	0.5%	(3)(8)(10)
								32,062	31,474	0.8%
WatchGuard Technologies, Inc.	IT Services	First Lien Term Loan	8/17/2022	9.57% (1M SOFR+ 5.25%)	0.75	6/30/2027	34,913	34,913	34,284	0.9%	(8)(10)
								34,913	34,284	0.9%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2022 (Unaudited)
(in thousands, except share data)

							December 31, 2022 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Wellful Inc. (f/k/a KNS Acquisition Corp.)	Food & Staples Retailing	First Lien Term Loan	5/26/2022	10.42% (6ML+ 6.25%)	0.75	4/21/2027	$13,875	$13,035	$13,340	0.3%	(8)(10)
		Incremental First Lien Term Loan	7/21/2022	10.50% (6ML+ 6.25%)	0.75	4/21/2027	14,906	14,302	14,335	0.4%	(8)(10)
								27,337	27,675	0.7%
Wellpath Holdings, Inc. (f/k/a CCS-CMGC Holdings, Inc.)	Health Care Providers & Services	First Lien Term Loan	5/13/2019	9.91% (3ML+ 5.50%)	—	10/1/2025	14,315	14,179	13,988	0.4%	(3)(8)(10)
		Second Lien Term Loan	9/25/2018	13.41% (3ML+ 9.00%)	—	10/1/2026	37,000	36,665	35,138	0.9%	(3)(8)(10)
								50,844	49,126	1.3%
Total Non-Control/Non-Affiliate Investments (Level 3)								$4,753,800	$4,304,694	108.5%

Total Portfolio Investments (Level 3)								$7,583,830	$7,770,336	195.9%
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2022
(in thousands, except share data)

							June 30, 2022
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan	11/12/2020	10.42% (1ML+ 8.75%)	1.00	11/13/2028	$8,500	$8,246	$8,500	0.2%	(3)(8)(10)
								8,246	8,500	0.2%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 12.57%	—	4/30/2031	24,870	14,756	13,159	0.3%	(5) (14)
								14,756	13,159	0.3%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note	4/7/2017	Residual Interest, current yield 10.02%	—	7/15/2030	25,533	18,342	15,294	0.4%	(5) (14)
								18,342	15,294	0.4%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	8/9/2016	Residual Interest, current yield 11.18%	—	7/20/2034	32,200	29,777	26,223	0.6%	(5) (14)
								29,777	26,223	0.6%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield —%	—	7/29/2030	49,552	33,984	26,391	0.6%	(5) (14)(17)
								33,984	26,391	0.6%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note	8/2/2013	Residual Interest, current yield 9.36%	—	4/24/2031	44,100	26,776	20,566	0.5%	(5) (14)
								26,776	20,566	0.5%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note	10/22/2013	Residual Interest, current yield 13.43%	—	4/28/2031	45,500	30,747	28,087	0.7%	(5) (14)
								30,747	28,087	0.7%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note	8/5/2014	Residual Interest, current yield 14.17%	—	10/17/2030	50,143	32,368	27,115	0.7%	(5) (14)
								32,368	27,115	0.7%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note	12/9/2016	Residual Interest, current yield 14.47%	—	10/21/2031	34,000	30,444	29,000	0.7%	(5) (14)
								30,444	29,000	0.7%
Collections Acquisition Company, Inc.	Diversified Financial Services	First Lien Term Loan	12/3/2019	10.65% (3ML+ 8.15%)	2.50	6/3/2024	36,878	36,878	36,878	0.9%	(3) (10)
								36,878	36,878	0.9%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note	12/18/2013	Residual Interest, current yield 15.76%	—	10/25/2028	48,977	29,834	28,052	0.7%	(5) (14)
								29,834	28,052	0.7%
CP IRIS Holdco I, Inc. (48)	Building Products	Second Lien Term Loan	10/1/2021	8.67% (1ML+ 7.00%)	0.50	10/1/2029	35,000	35,000	34,697	0.8%	(3)(8)(10)
								35,000	34,697	0.8%
Curo Group Holdings Corp.	Consumer Finance	First Lien Term Loan	7/30/2021	7.50%	—	8/1/2028	47,000	47,029	30,550	0.7%	(8)(14)(47)
								47,029	30,550	0.7%
DRI Holding Inc.	Commercial Services & Supplies	First Lien Term Loan	12/21/2021	6.92% (1ML+ 5.25%)	0.50	12/21/2028	24,938	24,840	24,563	0.6%	(3)(8)(10)
		Second Lien Term Loan	12/21/2021	9.67% (1ML+ 8.00%)	0.50	12/21/2029	145,000	145,000	143,550	3.5%	(3) (10)
								169,840	168,113	4.1%
DTI Holdco, Inc.	Professional Services	First Lien Term Loan	4/26/2022	6.28% (1M SOFR+ 4.75%)	0.75	4/26/2029	18,500	18,139	18,440	0.4%	(8)(10)
		Second Lien Term Loan	4/26/2022	9.28% (1M SOFR+ 7.75%)	0.75	4/26/2030	75,000	75,000	75,000	1.8%	(8)(10)
								93,139	93,440	2.2%
Dunn Paper, Inc.	Paper & Forest Products	Second Lien Term Loan	8/26/2016	10.31% (3ML+ 9.25%)	1.00	8/26/2023	11,500	11,445	4,952	0.1%	(8)(9)(10)
								11,445	4,952	0.1%
Easy Gardener Products, Inc.	Household Durables	Class A Units of EZG Holdings, LLC (200 units)	6/11/2020			N/A		313	781	—%	(16)
		Class B Units of EZG Holdings, LLC (12,525 units)	6/11/2020			N/A		1,688	2,832	0.1%	(16)
								2,001	3,613	0.1%
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2022 (Unaudited) and June 30, 2022

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
(3)Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair value of the investments held by PCF at December 31, 2022 and June 30, 2022 were $2,605,903 and $2,638,042, respectively, representing 33.5% and 34.7% of our total investments, respectively.
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
(6)On December 28, 2022, we provided $15,000 of additional Second Lien Term Loans and $30,000 of Second Lien Delayed Draw Term Loan commitments to PGX Holdings, Inc. (“PGX”). Also as of December 28, 2022, we contributed our existing equity interest in PGX to PGX TopCo LLC, an entity in which we own 100% of the Class B non-voting shares. Given the only equity we hold in the PGX structure is non-voting, we classify our investment in the PGX structure as non-control/non-affiliate as of December 31, 2022.
(7)Engine Group, Inc., EMX Digital, Inc. (f/k/a Clearstream.TV, Inc.), and Engine International, Inc., are joint borrowers on the first lien term loan.
(8)Syndicated investment which was originated by a financial institution and broadly distributed.
(9)Investment on non-accrual status as of the reporting date (See Note 2).
(10)Certain variable rate securities in our portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. The 1-Month LIBOR, or “1ML”, was 4.39% as of December 31, 2022 and 1.79% as of June 30, 2022. The 3-Month LIBOR, or “3ML”, was 4.77% as of December 31, 2022 and 2.29% as of June 30, 2022. The 6-Month LIBOR, or “6ML”, was 5.14% as of December 31, 2022 and 2.94% as of June 30, 2022. The 1-Month Secured Overnight Financing Rate or “1M SOFR”, was 4.36% as of December 31, 2022 and 1.69% as of June 30, 2022. The 3-Month Secured Overnight Financing Rate or “3M SOFR”, was 4.59% as of December 31, 2022 and 2.12% as of June 30, 2022. The 6-Month Secured Overnight Financing Rate or “6M SOFR” was 4.78% as of December 31, 2022.
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
(14)Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2022 and June 30, 2022, our
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2022 (Unaudited) and June 30, 2022 (Continued)
qualifying assets, as a percentage of total assets, stood at 81.27% and 80.64%, respectively. We monitor the status of these assets on an ongoing basis.
(15)Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of December 31, 2022 and June 30, 2022, we had $85,075 and $43,934, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.
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
(19)Medusind Acquisition, Inc., Medusind Intermediate, Inc., Medusind Solutions Inc. and Medusind Inc. are joint borrowers.
(20)CP Holdings of Delaware LLC (“CP Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of CP Energy Services Inc. (“CP Energy”) as of December 31, 2022 and June 30, 2022. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $27,879 in first lien term loans (the “Spartan Term Loans”) due to us as of December 31, 2022. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. In September 2020, we made a new $26,193 Series A preferred stock investment in Spartan Energy Holdings, Inc., which equates to 100% of the Series A non-voting non-convertible preferred stock outstanding. In September 2020, Spartan Energy Services, LLC fully repaid the $26,193 Senior Secured Term Loan B receivable to us at par. We recorded a realized gain of $2,832 in our Consolidated Statement of Operations for the quarter ended September 30, 2020 as a result of this transaction.
(21)Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% and 99.0% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of December 31, 2022 and June 30, 2022, respectively. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company. Effective December 10, 2021, Credit Central’s term loan lenders were granted a first priority security interest on certain assets of Credit Central and our investment became classified as a First Lien Term Loan.
(22)Redstone Holdco 2 LP is the parent borrower on the second lien term loan. Redstone Buyer, LLC, Redstone Intermediate (Archer) HoldCo LLC, Redstone Intermediate (FRI) HoldCo LLC, Redstone Intermediate (NetWitness) HoldCo, LLC, and Redstone Intermediate (SecurID) HoldCo, LLC are joint borrowers on the Second Lien Term Loan.
(23)First Tower Holdings of Delaware LLC (“First Tower Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 80.10% and 80.03% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC, the operating company as of December 31, 2022 and June 30, 2022. We report First Tower Finance as a separate controlled company. Effective March 17, 2021, the First Tower, LLC lenders were granted a first priority security interest in First Tower Finance’s assets and our investment became classified as a First Lien Term Loan. Effective June 30, 2021, we increased our investment in our first lien term loan in the aggregate principal amount of $50,000 and the proceeds were returned to us as a distribution on our equity investment in First Tower, LLC.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2022 (Unaudited) and June 30, 2022 (Continued)
(25)MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 100% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc. (“Mity-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. Our subordinated unsecured note issued and outstanding to Broda Canada is denominated in Canadian Dollars (“CAD”). As of December 31, 2022 and June 30, 2022, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder.
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
(27)Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 94.48% of Nationwide Loan Company LLC, the operating company, as of December 31, 2022 and June 30, 2022. We report Nationwide Loan Company LLC as a separate controlled company. Prospect has a first priority security interest in the assets of Nationwide.
(28)NMMB Holdings, Inc. (“NMMB Holdings”), a consolidated entity in which we own 100% of the equity, owns 90.42% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of December 31, 2022 and June 30, 2022. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.
(29)Vision Solutions, Inc. and Precisely Software Incorporate are joint borrowers on the Second Lien Term Loan.
(30)Prospect owns 99.96% of the equity of USES Corp. as of December 31, 2022 and June 30, 2022.
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
(32)As of December 31, 2022 and June 30, 2022, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC, the parent company of Nixon, Inc.
(33)Prospect owns 9.19% of the equity in Targus Cayman HoldCo Limited (“Targus”), the parent company of Targus International LLC (“Targus International”), as of June 30, 2022.
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
(35)As of December 31, 2022 and June 30, 2022, the residual profit interest includes both (i) 8.33% of New TLA and TLD residual profit and (ii) 100% of TLC residual profits, with both calculated quarterly in arrears.
(36)Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.97% ownership interest of Pacific World as of December 31, 2022 and as of June 30, 2022. As a result, Prospect’s investment in Pacific World is classified as a control investment.
(37)The following shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of December 31, 2022:

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2022 (Unaudited) and June 30, 2022 (Continued)
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2022 (Unaudited) and June 30, 2022 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$54,797	$—	$—	$—	$55,581	$110,378
Commercial Services & Supplies	124,810	—	—	7,200	27,349	159,359
Construction & Engineering	56,753	—	—	—	12,053	68,806
Consumer Finance	462,395	—	—	—	81,303	543,698
Diversified Consumer Services	—	—	—	—	2,378	2,378
Energy Equipment & Services	82,098	—	—	—	221,150	303,248
Equity Real Estate Investment Trusts (REITs)	655,324	—	—	—	15,430	670,754
Health Care Providers & Services	283,507	—	—	—	45,118	328,625
Machinery	33,622	—	—	—	6,866	40,488
Media	29,723	—	—	—	—	29,723
Online Lending	23,080	—	—	—	—	23,080
Personal Products	85,403	—	—	—	189,294	274,697
Trading Companies & Distributors	32,700	—	—	—	32,500	65,200
Structured Finance	200,600	—	—	—	—	200,600
Total Control Investments	$2,124,812	$—	$—	$7,200	$689,022	$2,821,034
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$8,996	$8,996
Total Affiliate Investments	$—	$—	$—	$—	$8,996	$8,996
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$93,719	$95,000	$—	$—	$—	$188,719
Auto Components	22,307	112,204	—	—	—	134,511
Building Products	—	35,000	—	—	—	35,000
Capital Markets	—	42,500	—	—	—	42,500
Commercial Services & Supplies	124,617	185,328	—	—	1,500	311,445
Communications Equipment	9,225	50,591	—	—	—	59,816
Consumer Finance	47,027	—	—	—	—	47,027
Distributors	187,770	103,730	—	—	—	291,500
Diversified Consumer Services	70,639	197,411	—	—	—	268,050
Diversified Financial Services	36,691	—	—	5,799	—	42,490
Diversified Telecommunication Services	42,252	121,851	—	—	—	164,103
Electrical Equipment	64,167	—	—	—	—	64,167
Food & Staples Retailing	27,337	—	—	—	—	27,337
Food Products	—	136,009	—	—	—	136,009
Health Care Equipment & Supplies	—	7,485	—	—	—	7,485
Health Care Providers & Services	180,616	159,707	—	—	1,546	341,869
Health Care Technology	128,513	—	—	—	—	128,513
Hotels, Restaurants & Leisure	22,629	—	—	—	—	22,629
Household Durables	96,086	29,786	—	—	2,001	127,873
Interactive Media & Services	218,904	—	—	—	—	218,904
Internet & Direct Marketing Retail	20,017	—	—	—	—	20,017
IT Services	212,073	148,000	—	—	—	360,073
Leisure Products	60,009	—	—	—	1	60,010
Machinery	57,590	9,985	—	—	—	67,575
Media	50,043	—	—	—	26,991	77,034
Pharmaceuticals	100,515	—	—	—	—	100,515
Professional Services	66,543	123,716	—	—	—	190,259
Software	—	52,322	—	—	—	52,322
Textiles, Apparel & Luxury Goods	160,595	8,941	—	—	—	169,536
Structured Finance (A)	—	—	996,512	—	—	996,512
Total Non-Control/Non-Affiliate	$2,099,884	$1,619,566	$996,512	$5,799	$32,039	$4,753,800
Total Portfolio Investment Cost	$4,224,696	$1,619,566	$996,512	$12,999	$730,057	$7,583,830
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2022 (Unaudited) and June 30, 2022 (Continued)
The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of December 31, 2022:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Control Investments
Aerospace & Defense	$54,797	$—	$—	$—	$767	$55,564	1.4%
Commercial Services & Supplies	76,708	—	—	7,200	4,335	88,243	2.2%
Construction & Engineering	56,753	—	—	—	85,829	142,582	3.6%
Consumer Finance	463,941	—	—	—	279,927	743,868	18.8%
Diversified Consumer Services	—	—	—	—	2,944	2,944	0.1%
Energy Equipment & Services	82,098	—	—	—	44,568	126,666	3.2%
Equity Real Estate Investment Trusts (REITs)	655,324	—	—	—	720,682	1,376,006	34.7%
Health Care Providers & Services	283,507	—	—	—	142,479	425,986	10.7%
Machinery	33,622	—	—	—	26,507	60,129	1.5%
Media	29,723	—	—	—	72,342	102,065	2.6%
Online Lending	21,798	—	—	—	—	21,798	0.5%
Personal Products	73,023	—	—	—	—	73,023	1.8%
Trading Companies & Distributors	32,700	—	—	—	5,524	38,224	1.0%
Structured Finance (A)	200,600	—	—	—	—	200,600	5.1%
Total Control Investments	$2,064,594	$—	$—	$7,200	$1,385,904	$3,457,698	87.2%
Fair Value % of Net Assets	52.1%	—%	—%	0.2%	34.9%	87.2%
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$7,944	$7,944	0.2%
Total Affiliate Investments	$—	$—	$—	$—	$7,944	$7,944	0.2%
Fair Value % of Net Assets	—%	—%	—%	—%	0.2%	0.2%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$94,769	$95,000	$—	$—	$—	$189,769	4.8%
Auto Components	22,411	87,390	—	—	—	109,801	2.8%
Building Products	—	33,817	—	—	—	33,817	0.9%
Capital Markets	—	40,769	—	—	—	40,769	1.0%
Commercial Services & Supplies	125,781	182,578	—	—	10,992	319,351	8.1%
Communications Equipment	7,388	42,740	—	—	—	50,128	1.3%
Consumer Finance	22,024	—	—	—	—	22,024	0.6%
Distributors	187,225	22,561	—	—	39,785	249,571	6.3%
Diversified Consumer Services	70,639	185,921	—	—	58,246	314,806	7.8%
Diversified Financial Services	36,691	—	—	5,660	—	42,351	1.1%
Diversified Telecommunication Services	42,039	119,792	—	—	—	161,831	4.1%
Electrical Equipment	64,167	—	—	—	—	64,167	1.6%
Food & Staples Retailing	27,675	—	—	—	—	27,675	0.7%
Food Products	—	126,849	—	—	—	126,849	3.2%
Health Care Equipment & Supplies	—	6,765	—	—	—	6,765	0.2%
Health Care Providers & Services	180,346	156,728	—	—	1,502	338,576	8.5%
Health Care Technology	127,623	—	—	—	—	127,623	3.2%
Hotels, Restaurants & Leisure	21,125	—	—	—	—	21,125	0.5%
Household Durables	95,800	26,300	—	—	—	122,100	3.1%
Interactive Media & Services	218,904	—	—	—	—	218,904	5.5%
Internet & Direct Marketing Retail	14,209	—	—	—	—	14,209	0.4%
IT Services	209,119	128,588	—	—	—	337,707	8.5%
Leisure Products	58,776	—	—	—	—	58,776	1.5%
Machinery	56,451	9,890	—	—	—	66,341	1.7%
Media	47,307	—	—	—	—	47,307	1.2%
Pharmaceuticals	100,505	—	—	—	—	100,505	2.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2022 (Unaudited) and June 30, 2022 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Professional Services	65,075	111,313	—	—	—	176,388	4.4%
Software	—	48,267	—	—	—	48,267	1.2%
Textiles, Apparel & Luxury Goods	159,456	8,779	—	—	—	168,235	4.2%
Structured Finance (A)	—	—	698,957	—	—	698,957	17.6%
Total Non-Control/Non-Affiliate	$2,055,505	$1,434,047	$698,957	$5,660	$110,525	$4,304,694	108.5%
Fair Value % of Net Assets	51.8%	36.2%	17.6%	0.1%	2.8%	108.5%
Total Portfolio	$4,120,099	$1,434,047	$698,957	$12,860	$1,504,373	$7,770,336	195.9%
Fair Value % of Net Assets	103.9%	36.2%	17.6%	0.3%	37.9%	195.9%
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

Endnote Explanations as of December 31, 2022 (Unaudited) and June 30, 2022 (Continued)

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

Endnote Explanations as of December 31, 2022 (Unaudited) and June 30, 2022 (Continued)

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2022 (Unaudited) and June 30, 2022 (Continued)

(39)The interest rate on these investments, excluding those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended December 31, 2022:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
CP Energy Services Inc. - First Lien Term Loan A to Spartan Energy Services, LLC	12.07%	—%	—%	(A)
Credit Central Loan Company, LLC - First Lien Term Loan	10.00%	—%	5.00%	(B)
Eze Castle Integration, Inc. - First Lien Term Loan	1.00%	—%	1.00%
Eze Castle Integration, Inc. - Delayed Draw Term Loan	1.00%	—%	1.00%
First Tower Finance Company LLC - First Lien Term Loan	5.30%	9.70%	5.00%	(C)
InterDent, Inc. - First Lien Term Loan B	12.00%	—%	12.00%
MITY, Inc. - First Lien Term Loan A	5.14%	5.53%	—%	(D)
MITY, Inc. - First Lien Term Loan B	13.09%	7.58%	10.00%	(D)
National Property REIT Corp. - First Lien Term Loan A	—%	3.53%	3.53%
National Property REIT Corp. - First Lien Term Loan B	—%	5.50%	5.50%
National Property REIT Corp. - First Lien Term Loan C	—%	2.25%	2.25%
National Property REIT Corp. - First Lien Term Loan D	—%	2.50%	2.50%
National Property REIT Corp. - First Lien Term Loan E	1.07%	5.93%	7.00%
Nationwide Loan Company LLC - First Lien Term Loan	10.00%	—%	10.00%
Pacific World Corporation - First Lien Revolving Line of Credit	11.63%	—%	11.63%	(E)
Pacific World Corporation - First Lien Term Loan A	9.63%	—%	9.63%
PGX Holdings, Inc. - Second Lien Term Loan	12.00%	—%	12.00%	(F)
Town & Country Holdings, Inc. - First Lien Term Loan	12.00%	—%	12.00%	(G)
Town & Country Holdings, Inc. - First Lien Term Loan	12.00%	—%	12.00%	(G)
TPS, LLC - First Lien Term Loan	1.50%	—%	1.50%
USES Corp. - First Lien Equipment Term Loan	13.07%	—%	—%	(H)
Valley Electric Co. of Mt. Vernon, Inc. - First Lien Term Loan	—%	2.50%	2.50%
Valley Electric Company, Inc. - First Lien Term Loan	N/A	N/A	N/A	(I)
Valley Electric Company, Inc. - First Lien Term Loan B	N/A	N/A	N/A	(I)
(A) On August 22, 2022, the Spartan Energy Services, LLC Twenty-Fifth Amendment to Amended and Restated Senior Secured Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 12.07%.
(B) On September 30, 2022, the Credit Central Senior Subordinated Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 10.00%.
(C) On December 30, 2022, the First Tower Finance Company LLC Amendment No. 15 was amended to reduce the PIK rate to 5.00% and allow the interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 15.00%.
(D) On March 23, 2021, the Mity Amendment No. 1 and Waiver to Note Purchase Agreement was amended to allow Senior Secured Note A and Senior Secured Note B interest accruing in cash to be payable in kind resulting in a maximum current TLA PIK rate of 10.67% and TLB PIK rate of 20.67%..
(E) Effective as of December 29, 2021, the Pacific World Corporation Amendment No. 8 was amended to allow the Revolving Line of Credit interest accruing in cash to be payable in kind resulting in a maximum current rate of 11.63%.
(F) On December 28, 2022, the PGX Holdings, Inc. Second Lien Term Loan was amended to a fixed PIK rate of 12.00%
(G) On November 17, 2022, the Town & Country Holdings, Inc. Eighth Amendment to Loan Agreement was amended to a fixed PIK rate of 12.00%.
(H) On August 2, 2022, the USES Corp. First Lien Equipment Term loan was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 13.07%.
(I) PIK was due January 3, 2023 for Valley Electric Company, Inc. loans. The Maximum PIK rate that was capitalized into the balance of the First Lien Term Loan and First Lien Term Loan B was 10.00% and 4.50%, respectively.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2022 (Unaudited) and June 30, 2022 (Continued)
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2022 (Unaudited) and June 30, 2022 (Continued)
(40)As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the six months ended December 31, 2022 with these controlled investments were as follows:

Controlled Companies	Fair Value at June 30, 2022	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at December 31, 2022	Interest income	Dividend income	Other income	Net realized gains (losses)
CP Energy Services Inc.	$64,260	$1,521	$—	$8,460	$74,241	$3,277	$—	$—	$—
CP Energy - Spartan Energy Services, Inc.	48,441	1,231	—	(10,765)	38,907	1,500	—	—	—
Credit Central Loan Company, LLC	76,935	6,350	—	(10,799)	72,486	3,813	—	62	—
Echelon Transportation, LLC	65,766	1,588	—	(11,790)	55,564	1,761	—	—	—
First Tower Finance Company LLC	607,283	14,762	—	1,323	623,368	34,363	—	—	—
Freedom Marine Solutions, LLC	13,899	—	—	(381)	13,518	—	—	—	—
InterDent, Inc.	406,194	10,059	—	9,733	425,986	15,578	—	—	—
Kickapoo Ranch Pet Resort	3,833	—	—	(889)	2,944	—	100	—	—
MITY, Inc.	59,999	1,029	(1,602)	2,457	61,883	4,054	—	—	(1)
National Property REIT Corp.	1,615,737	108,090	(76,852)	(48,571)	1,598,404	43,056	—	35,195	—
Nationwide Loan Company LLC	50,400	876	—	(3,262)	48,014	2,118	—	—	—
NMMB, Inc.	109,943	—	—	(7,878)	102,065	1,744	1,710	—	(1,711)
Pacific World Corporation	59,179	14,301	—	(457)	73,023	3,362	—	105	—
R-V Industries, Inc.	56,923	—	—	3,206	60,129	2,114	—	—	—
Universal Turbine Parts, LLC	31,147	—	(16)	7,093	38,224	1,493	—	—	—
USES Corp.	22,395	6,244	—	(2,279)	26,360	436	—	—	—
Valley Electric Company, Inc.	145,983	—	547	(3,948)	142,582	4,414	547	333	—
Total	$3,438,317	$166,051	$(77,923)	$(68,747)	$3,457,698	$123,083	$2,357	$35,695	$(1,712)
(A) Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, OID accretion and PIK interest, and any transfer of investments.
(B) Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.

(41)As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the six months ended December 31, 2022 with these affiliated investments were as follows:

Affiliated Companies	Fair Value at June 30, 2022	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at December 31, 2022	Interest income	Dividend income	Other income	Net realized gains (losses)
Nixon, Inc.	—	—	—	—	—	—	—	—	—
PGX Holdings, Inc. (C)	340,253	—	(288,494)	(51,759)	—	15,003	—	133	—
RGIS Services, LLC	17,004	—	(4,987)	(4,073)	7,944	31	1,374	—	—
Targus Cayman HoldCo Limited	36,007	—	(2,805)	(33,202)	—	—	—	—	16,143
Total	$393,264	$—	$(296,286)	$(89,034)	$7,944	$15,034	$1,374	$133	$16,143
(A) Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, PIK interest, and any transfer of investments.
(B) Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.
(C) The investment was transferred to non-control investment classification at $287,751, the fair market value of the investment at the beginning of the three month period ended December 31, 2022.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2022 (Unaudited) and June 30, 2022 (Continued)
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2022 (Unaudited) and June 30, 2022 (Continued)

(44)Acquisition date represents the date of PSEC's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at PSEC's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments) (See endnote 45 for NPRC equity follow-on acquisitions):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
8th Avenue Food & Provisions, Inc.	Second Lien Term Loan	11/17/2020, 9/17/2021	7,051
Amerilife Group, LLC	Second Lien Term Loan	9/3/2020, 12/2/2020, 6/10/2021	12,060
Apidos CLO XI	Subordinated Structured Note	11/2/2016, 4/8/2021	7,559
Apidos CLO XII	Subordinated Structured Note	1/26/2018	4,070
Apidos CLO XV	Subordinated Structured Note	3/29/2018	6,480
Apidos CLO XXII	Subordinated Structured Note	2/24/2020	1,912
Atlantis Health Care Group (Puerto Rico), Inc.	First Lien Revolving Line of Credit	4/15/2013, 5/21/2013, 3/11/2014, 6/26/2017, 9/29/2017, 10/12/2017, 10/31/2017	7,500
Atlantis Health Care Group (Puerto Rico), Inc.	First Lien Term Loan	12/9/2016	42,000
Barings CLO 2018-III	Subordinated Structured Note	5/18/2018	9,255
BCPE North Star US Holdco 2, Inc.	Second Lien Delayed Draw Term Loan	10/28/2022	5,133
BCPE North Star US Holdco 2, Inc.	Second Lien Term Loan	12/30/2021	65,000
Belnick, LLC	First Lien Term Loan	6/27/2022	5,000
Broder Bros., Co.	First Lien Term Loan	1/29/2019, 2/28/2019, 9/10/2021, 9/30/2021	25,370
California Street CLO IX Ltd.	Subordinated Structured Note	9/6/2016, 10/17/2016	6,842
Cent CLO 21 Limited	Subordinated Structured Note	7/12/2018	1,024
CIFC Funding 2014-IV-R, Ltd.	Subordinated Structured Note	10/12/2018, 12/20/2021	2,860
Collections Acquisition Company, Inc.	First Lien Term Loan	1/13/2022	6,900
Columbia Cent CLO 27 Limited	Subordinated Structured Note	12/2/2021	7,815
CP Energy Services Inc.	First Lien Term Loan A to Spartan Energy Services, LLC	4/9/2021, 1/10/2022	12,181
CP Energy Services Inc.	Common Stock	10/11/2013, 12/26/2013, 4/6/2018, 12/31/2019	69,586
Credit Central Loan Company, LLC	Class A Units	12/28/2012, 3/28/2014, 6/26/2014, 9/28/2016, 8/21/2019	11,975
Credit Central Loan Company, LLC	First Lien Term Loan	6/26/2014, 9/28/2016, 12/16/2022	44,455
Curo Group Holdings Corp.	First Lien Term Loan	8/31/2021, 11/18/2021, 1/12/2022	17,033
DRI Holding, Inc.	First Lien Term Loan	4/26/2022, 7/21/2022	12,999
DRI Holding, Inc.	Second Lien Term Loan	5/18/2022	10,000
Echelon Transportation, LLC	Membership Interest	3/31/2014, 9/30/2014, 12/9/2016	22,488
Echelon Transportation, LLC	First Lien Term Loan	11/14/2018, 7/9/2019, 5/5/2020, 10/9/2020, 1/21/2021, 3/18/2021	5,465
Eze Castle Integration, Inc. (f/k/a/ H.I.G. ECI Merger Sub, Inc.)	First Lien Delayed Draw Term Loan	10/7/2022	893
First Brands Group	First Lien Term Loan	4/27/2022	5,955
First Brands Group	Second Lien Term Loan	5/12/2022	4,938
First Tower Finance Company LLC	Class A Units	12/30/2013, 6/24/2014, 12/15/2015, 11/21/2016, 3/9/2018	39,885
First Tower Finance Company LLC	First Lien Term Loan to First Tower, LLC	12/15/2015, 3/9/2018, 3/24/2022	43,047
Freedom Marine Solutions, LLC	Membership Interest	10/1/2009, 12/22/2009, 1/13/2010, 3/30/2010, 5/13/2010, 2/14/2011, 4/28/2011, 7/7/2011, 10/20/2011, 10/30/2015, 1/7/2016, 4/11/2016, 8/11/2016, 1/30/2017, 4/20/2017, 6/13/2017, 8/30/2017, 1/17/2018, 2/15/2018, 5/8/2018, 10/31/2018, 5/14/2021, 4/18/2022	41,468
Galaxy XV CLO, Ltd.	Subordinated Structured Note	8/21/2015, 3/10/2017	9,161
Galaxy XXVII CLO, Ltd.	Subordinated Structured Note	6/11/2015	1,460
Help/Systems Holdings, Inc.	Second Lien Term Loan	5/11/2021, 10/14/2021	54,649
InterDent, Inc.	First Lien Term Loan A	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014, 7/14/2021, 3/28/2022	93,903
InterDent, Inc.	First Lien Term Loan B	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
Interventional Management Services, LLC	First Lien Revolving Line of Credit	2/25/2021, 11/17/2021	5,000
Jefferson Mill CLO Ltd.	Subordinated Structured Note	9/21/2018	2,047
K&N Parent, Inc.	Second Lien Term Loan	8/14/2018, 9/5/2018, 9/7/2018, 9/10/2018, 9/24/2018, 11/12/2020	13,111
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2022 (Unaudited) and June 30, 2022 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Kickapoo Ranch Pet Resort	Membership Interest	10/21/2019, 12/4/2019	28
LCM XIV Ltd.	Subordinated Structured Note	9/25/2015, 5/18/2018	9,422
LGC US FINCO, LLC	First Lien Term Loan	3/2/2022	2,095
Magnate Worldwide, LLC	First Lien Delayed Draw Term Loan	10/26/2022	1,126
Mamba Purchaser, Inc.	Second Lien Term Loan	5/4/2022, 5/10/2022	17,860
Medical Solutions Holdings, Inc.	Second Lien Term Loan	5/4/2022, 9/22/2022	1,423
MITY, Inc.	Common Stock	6/23/2014	7,200
MITY, Inc.	First Lien Term Loan A	1/17/2017, 3/23/2021	10,650
MITY, Inc.	First Lien Term Loan B	1/17/2017, 6/3/2019	11,000
Nationwide Loan Company LLC	Class A Units	3/28/2014, 6/18/2014, 9/30/2014, 6/29/2015, 3/31/2016, 8/31/2016, 5/31/2017, 10/31/2017	20,469
Nationwide Loan Company LLC	First Lien Term Loan	12/28/2015, 8/31/2016	1,999
National Property REIT Corp.	First Lien Term Loan A	4/3/2020, 5/15/2020, 6/10/2020, 7/29/2020, 8/14/2020, 9/15/2020,10/15/2020, 10/30/2020, 11/10/2020, 11/13/2020, 11/19/2020, 12/11/2020, 1/27/2021, 2/25/2021, 3/11/2021, 5/14/2021, 6/14/2021, 6/25/2021, 8/16/2021, 11/15/2021, 11/26/2021, 12/1/2021, 12/28/2021, 1/14/2022, 2/15/2022, 3/17/2022, 3/28/2022, 4/1/2022, 4/7/2022, 5/24/2022, 6/6/2022, 7/5/2022, 8/31/2022, 10/6/2022	537,919
National Property REIT Corp.	First Lien Term Loan B	12/8/2021, 12/17/2021, 1/13/2022, 2/8/2022, 2/14/2022, 2/17/2022, 2/24/2022	28,880
National Property REIT Corp.	First Lien Term Loan C	10/23/2019, 1/23/2020, 3/31/2020, 4/8/2020, 8/4/2020, 12/7/2021, 1/7/2022, 2/2/2022, 5/12/2022, 5/19/2022, 6/6/2022, 8/1/2022, 9/15/2022, 9/19/2022, 10/21/2022	243,600
NMMB, Inc.	First Lien Term Loan	12/30/2019, 3/28/2022	40,100
Octagon Investment Partners XV, Ltd.	Subordinated Structured Note	4/27/2015, 8/3/2015, 6/27/2017	10,516
Octagon Investment Partners 18-R Ltd.	Subordinated Structured Note	3/23/2018	8,908
Pacific World Corporation	First Lien Revolving Line of Credit	10/21/2014, 12/19/2014, 4/7/2015, 4/22/2015, 8/12/2016, 10/18/2016, 2/7/2017, 2/21/2017, 4/26/2017, 10/11/2017, 10/17/2017, 1/16/2018, 12/27/2018, 3/15/2019, 7/2/2019, 8/15/2019, 9/1/2021, 10/19/2021, 9/6/2022	41,325
Pacific World Corporation	Convertible Preferred Equity	4/3/2019, 4/29/2019, 6/3/2019, 10/4/2019, 11/12/2019, 12/20/2019, 1/7/2020, 3/5/2020, 12/30/2021	22,600
Pacific World Corporation	First Lien Term Loan A	12/22/2022	10,500
PeopleConnect Holdings, LLC	First Lien Term Loan	10/21/2021	82,005
PetVet Care Centers, LLC (f/k/a Pearl Intermediate Parent LLC)	Second Lien Term Loan	11/22/2021, 5/10/2022	10,950
PGX Holdings, Inc.	First Lien Term Loan	11/16/2021, 5/25/2022	25,000
PGX Holdings, Inc.	Second Lien Term Loan	12/28/2022	15,000
Reception Purchaser, LLC	First Lien Term Loan	7/29/2022, 9/22/2022	9,655
Redstone Holdco 2 LP	Second Lien Term Loan	9/10/2021	17,903
Romark WM-R Ltd.	Subordinated Structured Note	3/29/2018	5,125
Rosa Mexicano	First Lien Revolving Line of Credit	3/27/2020	500
R-V Industries, Inc.	First Lien Term Loan	3/4/2022	5,000
R-V Industries, Inc.	Common Stock	12/27/2016	1,854
Securus Technologies Holdings, Inc.	Second Lien Term Loan	11/13/2017, 11/24/2017, 8/6/2018, 8/24/2018, 3/18/2019	22,750
Shiftkey, LLC	First Lien Term Loan	8/26/2022, 9/14/2022, 9/23/2022	39,450
Shutterfly, LLC	2021 Refinancing First Lien Term Loan B	9/17/2021	3,969
Sorenson Communications, LLC	First Lien Term Loan	5/12/2022, 5/19/2022	19,675
Symphony CLO XV, Ltd.	Subordinated Structured Note	12/7/2018	2,655
Town & Country Holdings, Inc.	First Lien Term Loan	7/13/2018, 7/16/2018	105,000
United Sporting Companies, Inc.	Second Lien Term Loan	3/7/2013	58,650
Universal Turbine Parts, LLC	First Lien Delayed Draw Term Loan	10/24/2019, 2/7/2020, 2/26/2020, 4/5/2021	3,216
USES Corp.	First Lien Term Loan A	6/15/2016, 6/29/2016, 2/22/2017, 4/27/2017, 5/4/2017, 8/30/2017, 10/11/2017, 12/11/2018, 8/30/2019	14,100
USG Intermediate, LLC	First Lien Revolving Line of Credit	7/2/2015, 9/23/2015, 9/14/2017, 8/21/2019, 9/17/2020, 9/18/2021, 5/19/2022	10,700
USG Intermediate, LLC	First Lien Term Loan B	8/24/2017, 7/30/2021, 2/9/2022, 8/17/2022	57,975
Valley Electric Company, Inc.	Common Stock	12/31/2012, 6/24/2014	18,502
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
(47)This investment represents a Level 1 or Level 2 security in the ASC 820 table as of December 31, 2022. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.
(48)CP Iris Holdco I, Inc. and CP Iris Holdco II, Inc. are joint borrowers on the Second Lien Term Loan.

(49)Investment represents a unitranche loan with characteristics of a traditional first lien senior secured loan, but which pursuant to an agreement among lenders is divided among unaffiliated lenders into “first out” and “last out” tranches yielding different interest rates. Our investment is the “last out” tranche of such unitranche loan, subject to payment priority in favor of a first out tranche held by an unaffiliated lender.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 1. Organization
In this report, the terms “Prospect”, “the Company”, “we”, “us” and “our” mean Prospect Capital Corporation and its subsidiaries unless the context specifically requires otherwise.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value.
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
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the six months ended December 31, 2022. Refer to Note 12. Income Taxes.
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
Investment Classification
We are a non-diversified company within the meaning of the 1940 Act. As required by the 1940 Act, we classify our investments by level of control. As defined in the 1940 Act, “Control Investments” are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses a beneficial ownership of more than 25% of the voting securities of an investee company. Under the 1940 Act, “Affiliate Investments” are defined by a lesser degree of influence and are deemed to exist through owning, controlling, or holding with power to vote, 5% or more of the outstanding voting securities of another person. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments.
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of December 31, 2022 and June 30, 2022, our qualifying assets as a percentage of total assets, stood at 81.27% and 80.64%, respectively.
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
Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific identification method. Amounts for investments traded but not yet settled are reported in Due to Broker or Due from Broker, in the Consolidated Statements of Assets and Liabilities. As of December 31, 2022, we have no assets going through foreclosure.
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
Convertible Notes
We have recorded the Convertible Notes at their contractual amounts and at issuance, we determined that the embedded conversion options in the Convertible Unsecured Notes are not required to be separately accounted for as a derivative under ASC 815, Derivatives and Hedging. The adoption of ASU 2020-06 (defined below under Recent Accounting Pronouncements) did not impact the accounting for the Convertible Notes. See Note 5 for further discussion on our Convertible Notes outstanding.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectability of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of December 31, 2022, approximately 0.5% of our total assets at fair value are in non-accrual status.
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
For the three months ended December 31, 2022 and December 31, 2021, the Company recorded dividend income of $2,217 and $5,704, respectively, and return of capital distributions of $24 and $0, respectively.
For the six months ended December 31, 2022 and December 31, 2021, the Company recorded dividend income of $5,118 and $6,971, respectively, and return of capital distributions of $4,760 and $0, respectively.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of December 31, 2022, we do not expect to have any excise tax due for the 2022 calendar year. Thus, we have not accrued any excise tax for this period.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of December 31, 2022, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2019 and thereafter remain subject to examination by the Internal Revenue Service.
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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of December 31, 2022 and June 30, 2022, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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
Preferred Stock
In accordance with ASC 480-10-S99-3A, the Company’s Preferred Stock (as defined in “Note 9. Equity Offerings, Offering Expenses, and Distributions”) has been classified in temporary equity on the Statement of Assets and Liabilities beginning the period ended September 30, 2021 due to the possibility of a Change of Control triggering event that could lead to redemption outside of the Company’s control. The Preferred Stock issued as temporary equity is recorded net of offering costs and issuance costs. 5.50% Preferred Stock issued prior to the issuance of our 5.35% Series A Preferred Stock has a carrying value on our Consolidated Statement of Assets and Liabilities equal to liquidation value per share. Accrued and unpaid dividends relating to the Preferred Stock are included in the preferred stock carrying value on the Statement of Assets and Liabilities. Dividends declared on the Preferred Stock are included in preferred stock dividends on the Statement of Operations.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024, as updated by ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 in December 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended December 31, 2022.
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

In June 2022, the FASB issued ASU 2022-03, which amends Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 202203 clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of these amendments on their financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 3. Portfolio Investments
At December 31, 2022, we had investments in 130 long-term portfolio investments and CLOs, which had an amortized cost of $7,583,830 and a fair value of $7,770,336. At June 30, 2022, we had investments in 129 long-term portfolio investments and CLOs, which had an amortized cost of $7,196,831 and a fair value of $7,602,510.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $612,511 and $1,280,041 during the six months ended December 31, 2022 and December 31, 2021, respectively. Debt repayments and considerations from sales of equity securities of approximately $227,195 and $768,060 were received during the six months ended December 31, 2022 and December 31, 2021, respectively.
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
•First Lien Debt includes our debt investments listed on the SOI such as first lien term loans (including “unitranche” loans, which are loans that combine both senior and subordinated debt).
•1.5 Lien Debt includes our debt investments listed on the SOI as 1.5 lien term loans.
•Second Lien Revolving Line of Credit includes our debt investments in second lien revolvers as well as our debt investments in delayed draw term loans.
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
The following table shows the composition of our investment portfolio as of December 31, 2022 and June 30, 2022:

	December 31, 2022		June 30, 2022
	Cost	Fair Value	Cost	Fair Value
First Lien Revolving Line of Credit	$43,861	$43,944	$39,775	$39,746
First Lien Debt (1)	4,180,835	4,076,155	3,839,553	3,757,960
Second Lien Revolving Line of Credit	5,135	4,961	—	—
Second Lien Debt	1,614,431	1,429,086	1,588,557	1,471,336
Unsecured Debt	12,999	12,860	7,200	7,200
Subordinated Structured Notes	996,512	698,957	997,703	711,429
Equity	730,057	1,504,373	724,043	1,614,839
Total Investments	$7,583,830	$7,770,336	$7,196,831	$7,602,510
(1) First lien debt includes a loan that the Company classifies as “unitranche”. The total amortized cost and fair value of the unitranche loan were $20,000 and $20,000, respectively, as of December 31, 2022. The carrying value of the unitranche investment approximated fair value as of December 31, 2022 due to the investment being a recent purchase. As of June 30, 2022, none of the Company’s first lien debt was classified as unitranche.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
First Lien Revolving Line of Credit	$—	$—	$43,944	$43,944
First Lien Debt(1)	—	37,549	4,038,606	4,076,155
Second Lien Revolving Line of Credit	—	—	4,961	4,961
Second Lien Debt	—	—	1,429,086	1,429,086
Unsecured Debt	5,660	—	7,200	12,860
Subordinated Structured Notes	—	—	698,957	698,957
Equity	—	—	1,504,373	1,504,373
Total Investments	$5,660	$37,549	$7,727,127	$7,770,336
(1) First lien debt includes a loan that the Company classifies as “unitranche”. The total amortized cost and fair value of the unitranche loan were $20,000 and $20,000, respectively, as of December 31, 2022.
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
First Lien Revolving Line of Credit	$—	$—	$39,746	$39,746
First Lien Debt	—	73,816	3,684,144	3,757,960
Second Lien Debt	—	—	1,471,336	1,471,336
Unsecured Debt	—	—	7,200	7,200
Subordinated Structured Notes	—	—	711,429	711,429
Equity	—	—	1,614,839	1,614,839
Total Investments	$—	$73,816	$7,528,694	$7,602,510

The following tables show the aggregate changes in the fair value of our Level 3 investments during the six months ended December 31, 2022:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2022	$3,438,317	$393,264	$3,697,113	$7,528,694
Net realized (losses) gains on investments	(1,712)	16,143	(21,324)	(6,893)
Net change in unrealized losses	(68,747)	(89,034)	(51,198)	(208,979)
Net realized and unrealized losses	(70,459)	(72,891)	(72,522)	(215,872)
Purchases of portfolio investments	128,191	—	427,495	555,686
Payment-in-kind interest	37,476	—	13,550	51,026
Accretion of discounts and premiums, net	384	—	1,202	1,586
Repayments and sales of portfolio investments	(76,211)	(24,678)	(119,292)	(220,181)
Transfers within Level 3(1)	—	(287,751)	287,751	—
Transfers into Level 3(1)	—	—	26,188	26,188
Fair value as of December 31, 2022	$3,457,698	$7,944	$4,261,485	$7,727,127

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	First Lien Revolving Line of Credit	First Lien Debt(2)	Second Lien Revolving Line of Credit	Second Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2022	$39,746	$3,684,144	$—	$1,471,336	$7,200	$711,429	$1,614,839	$7,528,694
Net realized (losses) gains on investments	—	(14,472)	—	(8,791)	(1)	1,940	14,431	(6,893)
Net change in unrealized gains (losses)	112	(13,032)	(174)	(68,124)	—	(11,281)	(116,480)	(208,979)
Net realized and unrealized gains (losses)	112	(27,504)	(174)	(76,915)	(1)	(9,341)	(102,049)	(215,872)
Purchases of portfolio investments	2,776	468,878	5,133	65,319	—	—	13,580	555,686
Payment-in-kind interest	1,432	43,838	—	5,756	—	—	—	51,026
Accretion (amortization) of discounts and premiums, net	7	1,546	2	1,225	—	(1,194)	—	1,586
Repayments and sales of portfolio investments	(129)	(158,484)	—	(37,635)	1	(1,937)	(21,997)	(220,181)
Transfers into Level 3(1)	—	26,188	—	—	—	—	—	26,188
Fair value as of December 31, 2022	$43,944	$4,038,606	$4,961	$1,429,086	$7,200	$698,957	$1,504,373	$7,727,127

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the six months ended December 31, 2022 two of our first lien notes transferred out of Level 2 to Level 3 because inputs to the valuation became unobservable.
(2) First lien debt includes a loan that the Company classifies as “unitranche”. The total amortized cost and fair value of the unitranche loan were $20,000 and $20,000, respectively, as of December 31, 2022.

The following tables show the aggregate changes in the fair value of our Level 3 investments during the six months ended December 31, 2021:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2021	$2,919,717	$356,734	$2,885,433	$6,161,884
Net realized gains (losses) on investments	6	—	(9,406)	(9,400)
Net change in unrealized gains	256,396	37,626	27,547	321,569
Net realized and unrealized gains	256,402	37,626	18,141	312,169
Purchases of portfolio investments	129,633	222,931	828,316	1,180,880
Payment-in-kind interest	33,272	27	1,413	34,712
Accretion (amortization) of discounts and premiums, net	284	2,026	(34,622)	(32,312)
Repayments and sales of portfolio investments	(281,385)	(189,390)	(257,199)	(727,974)
Transfers into Level 3(2)	—	—	20,505	20,505
Fair Value as of December 31, 2021	$3,057,923	$429,954	$3,461,987	$6,949,864

	Revolving Line of Credit	First Lien Debt	1.5 Lien Debt	Second Lien Debt	Third Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2021	$27,503	$3,104,139	$18,164	$944,123	$3,950	$3,715	$756,109	$1,304,181	$6,161,884
Net realized gains (losses) on investments	—	—	—	—	—	6	(9,406)	—	(9,400)
Net change in unrealized gains (losses)	11	(14,253)	—	(326)	—	2,109	27,745	306,283	321,569
Net realized and unrealized gains (losses)	11	(14,253)	—	(326)	—	2,115	18,339	306,283	312,169
Purchases of portfolio investments	9,000	435,047	—	720,069	—	—	9,518	7,246	1,180,880
Payment-in-kind interest	822	32,135	—	1,755	—	—	—	—	34,712
Accretion (amortization) of discounts and premiums, net	—	5,718	—	1,478	—	—	(39,508)	—	(32,312)
Repayments and sales of portfolio investments	(84)	(474,029)	(18,164)	(235,671)	(20)	(6)	—	—	(727,974)
Transfers within Level 3(1)	—	69,893	—	(69,893)	—	—	—	—	—
Transfers into Level 3(2)	—	20,505	—	—	—	—	—	—	20,505
Fair value as of December 31, 2021	$37,252	$3,179,155	$—	$1,361,535	$3,930	$5,824	$744,458	$1,617,710	$6,949,864
(1) Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
(2) Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the six months ended December 31, 2021 one of our first lien notes transferred out of Level 2 to Level 3 because inputs to the valuation became unobservable.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The net change in unrealized (losses) gains on the investments that use Level 3 inputs was $184,548 and $325,417 for investments still held as of December 31, 2022 and December 31, 2021, respectively.

The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of December 31, 2022 and June 30, 2022:

	December 31, 2022			June 30, 2022
	Cost	Fair Value	% of Portfolio	Cost	Fair Value	% of Portfolio
Equity Real Estate Investment Trusts (REITs)	$670,754	$1,376,006	17.7%	$647,316	$1,399,857	18.4%
Consumer Finance	590,725	765,892	9.9%	568,739	765,168	10.1%
All Other Industries	6,322,351	5,628,438	72.4%	5,980,776	5,437,485	71.5%
Total	$7,583,830	$7,770,336	100.0%	$7,196,831	$7,602,510	100.0%

As of December 31, 2022 our investments had no state concentrations of greater than 10% at fair value of our investment portfolio. As of June 30, 2022 investments in California comprised 10.1% of our investments at fair value, with a cost of $880,210 and a fair value of $768,646.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2022 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (5)
First Lien Debt	$1,767,419	Discounted cash flow (Yield analysis)	Market yield	8.9%	to	28.6%	12.8%
First Lien Debt	665,741	Enterprise value waterfall (Market approach)	EBITDA multiple	5.8x	to	11.0x	9.1x
First Lien Debt	181,481	Enterprise value waterfall (Market approach)	Revenue multiple	0.5x	to	1.5x	1.0x
First Lien Debt	125,436	Enterprise value waterfall (Discounted cash flow)	Discount rate	4.0%	to	12.5%	6.6%
First Lien Debt (1)	21,798	Enterprise value waterfall	Loss-adjusted discount rate	7.6%	to	13.8%	8.4%
			Projected loss rates	0.1%	to	8.3%	5.1%
First Lien Debt (2)	200,600	Enterprise value waterfall	Discount rate (3)	10.6%	to	17.0%	12.7%
First Lien Debt	442,805	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.8x	to	2.4x	2.1x
			Earnings multiple	6.3x	to	8.8x	7.7x
First Lien Debt	21,136	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.0x	to	1.5x	1.3x
First Lien Debt	655,324	Discounted cash flow	Discount Rate	6.3%	to	9.8%	7.0%
			Terminal capitalization rate	5.0%	to	8.3%	5.8%
First Lien Debt	810	Asset recovery analysis	Recoverable amount	n/a			n/a
Second Lien Debt	1,224,245	Discounted cash flow (Yield analysis)	Market yield	10.6%	to	31.8%	14.9%
Second Lien Debt	11,233	Enterprise value waterfall (Market approach)	Revenue multiple	0.7x	to	0.9x	0.8x
Second Lien Debt	22,561	Asset recovery analysis	Recoverable amount	n/a			n/a
Second Lien Debt	1,320	Enterprise value waterfall (Market approach)	EBITDA multiple	9.0x	to	10.0x	9.5x
Second Lien Debt	174,688	Enterprise value waterfall (Discounted cash flow)	Discount rate	11.5%	to	12.5%	12.0%
Unsecured Debt	7,200	Enterprise value waterfall (Market approach)	EBITDA multiple	5.8x	to	6.8x	6.3x
Subordinated Structured Notes	698,957	Discounted cash flow	Discount rate (3)	1.4%	to	37.7%	23.3%
Preferred Equity	32,552	Enterprise value waterfall (Market approach)	Revenue multiple	0.7x	to	1.5x	1.1x
Preferred Equity	5,540	Enterprise value waterfall (Market approach)	EBITDA multiple	7.8x	to	10.0x	9.5x
Preferred Equity	767	Enterprise value waterfall (Discounted cash flow)	Discount rate	7.8%	to	9.8%	8.8%
Common Equity/Interests/Warrants	388,877	Enterprise value waterfall (Market approach)	EBITDA multiple	4.8x	to	11.0x	8.9x
Common Equity/Interests/Warrants	58,246	Enterprise value waterfall (Market approach)	Discount rate	11.5%	to	12.5%	12.0%
Common Equity/Interests/Warrants (2)	35,253	Enterprise value waterfall	Discount rate (3)	10.6%	to	17.0%	12.7%
Common Equity/Interests/Warrants (4)	57,119	Discounted cash flow	Discount rate	6.3%	to	9.8%	7.0%
			Terminal capitalization rate	5.0%	to	8.3%	5.8%
Common Equity/Interests/Warrants	253,049	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.8x	to	2.4x	2.1x
			Earnings multiple	6.3x	to	8.8x	7.7x
Common Equity/Interests/Warrants	26,878	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.0x	to	1.5x	1.3x
Common Equity/Interests/Warrants	628,310	Discounted cash flow	Discount rate	6.3%	to	9.8%	7.0%
			Terminal capitalization rate	5.0%	to	8.3%	5.8%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (5)
Common Equity/Interests/Warrants	4,264	Enterprise value waterfall (Discounted cash flow)	Discount Rate	14.0%	to	30.0%	21.7%
Common Equity/Interests/Warrants	13,518	Asset recovery analysis	Recoverable amount	n/a			n/a
Total Level 3 Investments	$7,727,127

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
In determining the range of values for debt instruments where market quotations are not readily available, and are therefore classified as Level 3 in the fair value hierarchy, except CLOs and debt investments in controlling portfolio companies, management and the independent valuation firm estimated corporate and security credit ratings and identified corresponding yields to maturity for each loan from relevant market data. A discounted cash flow technique was then applied using the appropriate yield to maturity as the discount rate, to determine a range of values. In determining the range of values for debt investments of controlled companies and equity investments, the enterprise value was determined by applying a market approach such as using earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples, net income and/or book value multiples for similar guideline public companies and/or similar recent investment transactions and/or an income approach, such as the discounted cash flow technique. The enterprise value technique may also be used to value debt investments which are credit impaired. For stressed debt and equity investments, asset recovery analysis was used.
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
The significant unobservable input used to value our private REIT investments based on the discounted cash flow analysis is the discount rate and terminal capitalization rate applied to projected cash flows of the underlying properties. Increases or decreases in the discount rate and terminal capitalization rate would result in a decrease or increase, respectively, in the fair value measurement.

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
Changes in Valuation Techniques
During the six months ended December 31, 2022, the valuation methodology for DTI Holdco, Inc. (“Epiq”) for the First Lien Term Loan changed from the yield method to incorporate a combination of the yield method and market quotes, which were more active in the current period. As a result of widening market spreads and a decrease in the quoted price of the First Lien Term Loan, the fair value of our investment in Epiq First Lien Term Loan decreased to $17,699 as of December 31, 2022, a discount of $420 from its amortized cost, compared to the $301 unrealized appreciation recorded at June 30, 2022.
During the six months ended December 31, 2022, the valuation methodology for Engine Group, Inc. (“Engine”) for the First Lien Term Loan and Warrants changed from the yield method and Current Value Method (“CVM”), respectively, to the Liquidation Analysis, due to a deterioration in the company’s operational performance. As a result, our investment in Engine decreased to $810 as of December 31, 2022, a discount of $29,727 from its amortized cost, compared to the $27,142 unrealized discount recorded at June 30, 2022.
During the six months ended December 31, 2022, the valuation methodology for Global Tel*Link Corporation (“GTL”) for the First Lien Term Loan changed from a combination of the yield method and market quotes to rely solely on the yield method, since market quotes were less active in the current period. As a result, the fair value of our investment in GTL First Lien Term Loan increased to $9,234 as of December 31, 2022, a discount of $222 from its amortized cost, compared to the $349 unrealized discount recorded at June 30, 2022.
During the six months ended December 31, 2022, the valuation methodology for K&N Parent, Inc. (“K&N”) changed from a combination of the yield method and CVM to a Scenario Analysis, due to a decline in company performance and enterprise value. As a result, our investment in K&N decreased to $$1,320 as of December 31, 2022, a discount of $24,377 from its amortized cost, compared to the $1,360 unrealized discount recorded at June 30, 2022.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

During the six months ended December 31, 2022, the valuation methodology for National Property REIT Corp. (“NPRC”) for the real estate portfolio changed from the direct capitalization method to the discounted cash flow method, due to a reduction in collaborative capitalization rate market data. Our investment in NPRC for the real estate portfolio was valued at $1,376,006 as of December 31, 2022, a premium of $705,252 from its amortized cost, compared to the $752,541 unrealized appreciation recorded at June 30, 2022.
During the six months ended December 31, 2022, the valuation methodology for PGX Holdings, Inc. (“PGX”) for the First and Second Lien Term Loans changed from the yield method to the CVM method, due to a restructuring of the equity ownership during the current quarter. As a result, our investment in PGX First and Second Lien Term Loans increased to $245,327 as of December 31, 2022, which is equal to its amortized cost. The fair value at June 30, 2022 also equaled its amortized cost.

During the six months ended December 31, 2022, the valuation methodology for PlayPower, Inc. (“PlayPower”) changed from the yield method to the CVM method due to a decline in company performance and enterprise value. As a result, our investment in PlayPower decreased to $4,560 as of December 31, 2022, a discount of $1,233 from its amortized cost, compared to the $257 unrealized discount recorded at June 30, 2022.
During the six months ended December 31, 2022, the valuation methodology for Research Now Group, Inc. & Survey Sampling International LLC (“Research Now”) for the First Lien Term Loan changed from relying solely on market quotes to a combination of market quotes and the yield method since market quotes were less active in the current period. As a result, coupled with a recent public credit rating downgrade, the fair value of our investment in Research Now First Lien Term Loan decreased to $8,293 as of December 31, 2022, a discount of $1,048 from its amortized cost, compared to the $426 unrealized discount recorded at June 30, 2022.
During the six months ended December 31, 2022, the valuation methodology for Rising Tide Holdings, Inc. (“West Marine”) changed from the yield approach to the CVM method, given the decline in company performance and increase in net leverage. As a result, the fair value of our investment in West Marine decreased to $11,233 as of December 31, 2022, a discount of $11,490 to its amortized cost, compared to the unrealized discount of $1,119 recorded at June 30, 2022.
During the six months ended December 31, 2022, the valuation methodology for Shutterfly, LLC (“Shutterfly”) changed from market quotes to a combination of market quotes and the yield method, due to a decrease in average liquidity of market quotes. As a result of a decrease in observed market quotes and a public credit rating downgrade, the fair value of our investment in Shutterfly decreased to $14,209 as of December 31, 2022, a discount of $5,808 from its amortized cost, compared to the $2,758 unrealized discount recorded at June 30, 2022.
During the six months ended December 31, 2022, the valuation methodology for Town & Country Holdings, Inc. (“Town & Country”) for the First Lien Term Loan changed from the yield method to the CVM method, due to a restructuring of the equity ownership during the current quarter. As a result, our investment in Town & Country First Lien Term Loan is $164,887 as of December 31, 2022, which is equal to its amortized cost. The fair value at June 30, 2022 also equaled its amortized cost.
During the six months ended December 31, 2022, the valuation methodology for Vision Solutions, Inc (“Precisely”) changed from a combination of the yield method, market quotes, and inclusion of the price observed in a minority equity transaction for the Precisely investment itself (given the recency and inclusion of outside investors in the transaction at June 30, 2022) to rely solely on the yield method, since market quotes for the Second Lien Term Loan were less active in the current period and the noted transaction was no longer relevant. As a result of decreased market quotes of the Precisely First Lien Term Loan, which were used to derive the relative value of the Second Lien Term Loan, the fair value of our investment in Precisely Second Lien Term Loan decreased to $70,507 as of December 31, 2022, a discount of $8,767 from its amortized cost, compared to the $896 unrealized discount recorded at June 30, 2022.

Credit Quality Indicators and Undrawn Commitments
As of December 31, 2022, $4,477,503 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR or SOFR floors ranging from 0.0% - 5.0%. As of December 31, 2022, $1,089,503 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 6.8% to 20.0%. As of June 30, 2022, $4,544,854 of our loans to portfolio companies, at fair value, bore interest at floating rates and have LIBOR floors ranging from 0.0% to 3.0%. As of June 30, 2022, $731,388 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 1.0% to 22.0%
As of December 31, 2022 and June 30, 2022, the cost basis of our loans on non-accrual status amounted to $199,191 and $181,393 respectively, with fair value of $42,807 and $31,454, respectively. The fair values of these investments represent approximately 0.5% and 0.4% of our total assets at fair value as of December 31, 2022 and June 30, 2022, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of December 31, 2022 and June 30, 2022, we had $85,075 and $43,934, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

committed revolvers and delayed draw term loans was zero as of December 31, 2022 and June 30, 2022 as they were all floating rate instruments that repriced frequently.
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
During the six months ended December 31, 2022, we received partial repayments of $72,852 of our loans previously outstanding with NPRC and its wholly owned subsidiaries and $4,000 as a return of capital on our equity investment in NPRC. During the six months ended December 31, 2022, we provided $104,471 of debt financing and $3,600 of equity financing to NPRC to invest in real estate property, to provide working capital, and to fund purchases of rated secured structured notes.
The online consumer loan investments held by certain of NPRC’s wholly owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 60 months to 84 months. As of December 31, 2022, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 216 individual loans, residual interest in three securitizations, and one corporate bond, and had an aggregate fair value of $20,678. The average outstanding individual loan balance is approximately $2 and the loans mature on dates ranging from January 1, 2023 to April 11, 2025 with a weighted-average outstanding term of 11 months as of December 31, 2022. Fixed interest rates range from 8.0% to 36.0% with a weighted-average current interest rate of 18.6%. As of December 31, 2022, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $21,798.
As of December 31, 2022, based on outstanding principal balance, 34.8% of the online consumer loan portfolio held by certain of NPRC’s wholly-owned subsidiaries was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 40.2% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 25.0% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range			Weighted Average Interest Rate*
Super Prime	$183	$182	8.0%	-	20.5%	12.2%
Prime	211	204	13.0%	-	25.0%	19.1%
Near Prime	131	134	20.0%	-	36.0%	26.8%
*Weighted by outstanding principal balance of the online consumer loans.

The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of December 31, 2022, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 94 investments with a fair value of $424,746 and face value of $448,235. The average outstanding note is approximately $4,768 with an expected maturity date ranging from April 2026 to October 2033 and weighted-average expected maturity of 6 years as of December 31, 2022. Coupons range from three-month LIBOR (“3ML”) plus 5.20% to 9.23% with a weighted-average coupon of 3ML + 6.93%. As of December 31, 2022, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $200,600.
As of December 31, 2022, based on outstanding notional balance, 12.6% of the portfolio was invested in Single - B rated tranches and 87.4% of the portfolio in BB rated tranches.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

As of December 31, 2022, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $894,434 and a fair value of $1,598,404, including our investment in online consumer lending and rated secured structured notes as discussed above. The fair value of $1,376,006 related to NPRC’s real estate portfolio was comprised of forty-eight multi-family properties, eight student housing properties, four senior living properties, and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of December 31, 2022:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	13,494
3	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
4	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
5	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	14,947
6	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,111
7	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	28,827
8	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	16,405
9	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	16,635
10	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	23,771
11	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	18,511
12	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,282
13	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	25,149
14	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	42,220
15	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,348
16	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,593
17	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,903
18	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	31,442
19	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	50,076
20	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
21	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	14,679
22	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
23	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	90,649
24	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	15,764
25	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	54,458
26	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,874
27	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
28	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
29	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	58,393
30	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,374
31	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
32	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
33	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
34	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
35	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
36	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,793
37	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,545
38	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
39	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	27,590
40	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
41	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
42	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
43	NPRC Grayson LLC	Grayson, GA	12/14/2020	47,860	40,500
44	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
45	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
46	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
47	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
48	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,975
49	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,955
50	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,203
51	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,601
52	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	101,124
53	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	73,000
54	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
55	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	33,960
56	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	28,536
57	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	22,710
58	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
59	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
60	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
61	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
62	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
63	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,566
				$2,672,726	$2,226,850
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
As of December 31, 2022, First Tower was deemed to be a significant subsidiary. The following table shows summarized income statement information for First Tower for the periods included in this quarterly report:

	Three Months Ended December 31,		Six Months Ended December 31,
Summary Statement of Operations	2022	2021	2022	2021
Total income	$54,650	$76,814	$136,644	$149,951
Total expenses	58,105	72,065	152,855	149,997
Net (loss) income	$(3,455)	$4,749	$(16,211)	$(46)
As of December 31, 2022, InterDent, Inc. (“InterDent”) was deemed to be a significant subsidiary. The following table shows summarized income statement information for InterDent for the periods included in this quarterly report:

	Three Months Ended November 30,		Six Months Ended November 30,
Summary Statement of Operations	2022	2021	2022	2021
Total revenue	$84,148	$77,191	$160,112	$157,154
Operating expenses	78,469	75,402	154,909	141,507
Other expenses (including tax expense)	8,912	7,277	16,330	14,255
Net (loss) income	$(3,233)	$(5,488)	$(11,127)	$1,392

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

During the three months ended December 31, 2022, NPRC was deemed to be a significant subsidiary. The following table shows summarized income statement information for NPRC for the periods included in this quarterly report:

	Three Months Ended December 31,		Six Months Ended December 31,
Summary Statement of Operations	2022	2021	2022	2021
Total income	$108,833	$432,368	$212,454	$526,738
Operating expenses	55,712	45,548	108,196	91,701
Operating income	53,121	386,820	104,258	435,037
Interest expense	(66,370)	(63,699)	(135,849)	(115,431)
Depreciation and amortization	(28,616)	(25,882)	(57,939)	(55,047)
Fair value adjustment	503	1,102	(6,565)	3,234
Net (loss) income	$(41,362)	$298,341	$(96,095)	$267,793
Note 4. Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective September 15, 2022, we completed an extension and upsizing of the revolving credit facility (the “2022 Facility” or the “Revolving Credit Facility”). The lenders have extended commitments of $1,701,500 as of December 31, 2022. The 2022 Facility includes an accordion feature which allows commitments to be increased up to $2,000,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extended the maturity date to September 15, 2027 and the revolving period through September 15, 2026, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements, among other items. The Revolving Credit Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. As of December 31, 2022, we were in compliance with the applicable covenants of the Revolving Credit Facility.
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
For the six months ended December 31, 2022 and December 31, 2021, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Average stated interest rate	5.64%	2.14%	4.94%	2.13%
Average outstanding balance	971,799	468,063	968,986	452,422

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

As of December 31, 2022 and June 30, 2022, we had $805,571 and $660,536, respectively, available to us for borrowing under the Revolving Credit Facility, net of $754,305 and $839,464 outstanding borrowings as of the respective balance sheet dates. As of December 31, 2022, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility had an aggregate fair value of $2,627,529, which represents 33.5% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $1,701,500. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $24,314 of fees, all of which are being amortized over the term of the facility. As of December 31, 2022 and June 30, 2022, $14,895 and $10,801, respectively, of the fees remain to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended December 31, 2022 and December 31, 2021, we recorded $15,769 and $5,133, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the six months ended December 31, 2022 and December 31, 2021, we recorded $27,496 and $9,702, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
During the six months ended December 31, 2021, we commenced a tender offer to purchase for cash up to $60,000 aggregate principal outstanding amount of the 2022 Notes at the purchase price of 102.50%, plus accrued and unpaid interest. As a result, $50,554 aggregate principal amount of the 2022 Notes were validly tendered and accepted and we recognized a realized loss of $1,584 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the 2022 Notes, net of the proportionate amount of unamortized debt issuance costs.
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
Following the maturity of the 2022 Notes during the six months ended December 31, 2022, none of the 2022 Notes remained outstanding.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

As of December 31, 2022 and June 30, 2022, the outstanding aggregate principal amount of the 2025 Notes were $156,168 and $156,168, respectively.
Certain key terms related to the convertible features for the 2025 Notes are listed below:

2025 Notes
Initial conversion rate(1)	110.7420
Initial conversion price	$9.03
Conversion rate at December 31, 2022(1)(2)	110.7420
Conversion price at December 31, 2022(2)(3)	$9.03
Last conversion price calculation date	3/1/2022
Dividend threshold amount (per share)(4)	$0.060000
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
In connection with the issuance of the Convertible Notes, we recorded a discount of $3,369 and debt issuance costs of $2,090 which are being amortized over the terms of the Convertible Notes. As of December 31, 2022 and June 30, 2022, $1,240 and $1,511 of the original issue discount and $784 and $966, respectively, of the debt issuance costs remain to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended December 31, 2022 and December 31, 2021, we recorded $2,710 and $3,547, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the six months ended December 31, 2022 and December 31, 2021, we recorded $5,555 and $7,782, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.

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
On September 19, 2022, we commenced a tender offer to purchase for cash any and all of the $284,219 then outstanding aggregate principal amount of the 2023 Notes at a price of 98.00%, plus accrued and unpaid interest (“2023 Notes September Tender Offer”). On September 23, 2022, $347 aggregate principal amount of the 2023 Notes were validly tendered and accepted. On October 17, 2022, we commenced a tender offer to purchase for cash any and all of the $283,872 then outstanding aggregate principal amount of the 2023 Notes at a price of 98.50%, plus accrued and unpaid interest (“2023 Notes October Tender Offer”). On October 26, 2022, $1,508 aggregate principal amount of the 2023 Notes were validly tendered and accepted. On November 14, 2022, we commenced a tender offer to purchase for cash any and all of the $282,364 then outstanding aggregate principal amount of the 2023 Notes at a price of 98.75%, plus accrued and unpaid interest (“2023 Notes November Tender Offer”). On November 23, 2022, $249 aggregate principal amount of the 2023 Notes were validly tendered and accepted. As a result of 2023 Notes September, October, and November Tender Offers during the six months ended December 31, 2022, $2,104 aggregate principal amount of the 2023 Notes were validly tendered and accepted, and we recognized a realized loss of $30 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the 2023 Notes, net of the proportionate amount of unamortized debt issuance costs.
As of December 31, 2022 and June 30, 2022, the outstanding aggregate principal amount of the 2023 Notes were $282,115 and $284,219, respectively.
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
During the six months ended December 31, 2021, we commenced a tender offer to purchase for cash any and all of the $81,389 aggregate principal amount of the 6.375% 2024 Notes at a purchase price of 107.75%, plus accrued and unpaid interest. As a result, $149 aggregate principal amount of the 6.375% 2024 Notes were validly tendered and accepted, and we recognized a loss of $12 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the 6.375% 2024 Notes, net of the proportionate amount of unamortized debt issuance costs.
As of December 31, 2022 and June 30, 2022, the outstanding aggregate principal amount of the 6.375% 2024 Notes were $81,240 and $81,240, respectively.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

2029 Notes
On December 5, 2018, we issued $50,000 aggregate principal amount of unsecured notes that mature on June 15, 2029 (the “2029 Notes”). The 2029 Notes bear interest at a rate of 6.875% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning March 19, 2019. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts and offering costs, were $48,057. On February 9, 2019, we entered into an ATM program with B. Riley FBR, Inc., BB&T Capital Markets, and Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2029 Notes (“2029 Notes ATM” or “2029 Notes Follow-on Program”). The 2029 Notes are listed on the NYSE and trade thereon under the ticker “PBC.” During the year ended June 30, 2019, we issued an additional $19,170 aggregate principal amount under the 2029 Notes ATM, for net proceeds of $18,523, after commissions and offering costs. On December 30, 2021, we redeemed $69,170 of the aggregate principal amount of the 2029 Notes. The transaction resulted in our recognizing a loss of $2,044 during the three months ended December 31, 2021. Following the redemption, none of the 2029 Notes remained outstanding.
2026 Notes
On January 22, 2021, we issued $325,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Original 2026 Notes”). The Original 2026 Notes bear interest at a rate of 3.706% per year, payable semi-annually on July 22, and January 22 of each year, beginning on July 22, 2021. Total proceeds from the issuance of the 2026 Notes, net of underwriting discounts and offering costs, were $317,720. On February 19, 2021, we issued an additional $75,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Additional 2026 Notes”, and together with the Original 2026 Notes, the “2026 Notes”). The Additional 2026 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2026 Notes and bear interest at a rate of 3.706% per year, payable semi-annually on July 22 and January 22 of each year, beginning July 22, 2021. Total proceeds from the issuance of the Additional 2026 Notes, net of underwriting discounts and offering costs, were $74,061. As of December 31, 2022 and June 30, 2022, the outstanding aggregate principal amount of the 2026 Notes were $400,000 and $400,000, respectively.
3.364% 2026 Notes
On May 27, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on November 15, 2026 (the “3.364% 2026 Notes”). The 3.364% 2026 Notes bear interest at a rate of 3.364% per year, payable semi-annually on November 15, and May 15 of each year, beginning on November 15, 2021. Total proceeds from the issuance of the 3.364% 2026 Notes, net of underwriting discounts and offering costs, were $293,283. As of December 31, 2022 and June 30, 2022, the outstanding aggregate principal amount of the 3.364% 2026 Notes were $300,000 and $300,000, respectively.
3.437% 2028 Notes
On September 30, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on October 15, 2028 (the “3.437% 2028 Notes”). The 3.437% 2028 Notes bear interest at a rate of 3.437% per year, payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2022. Total proceeds from the issuance of the 3.437% 2028 Notes, net of underwriting discounts and offering costs, were $291,798. As of December 31, 2022 and June 30, 2022, the outstanding aggregate principal amount of the 3.437% 2028 Notes were $300,000 and $300,000, respectively.
The 2023 Notes, the 6.375% 2024 Notes, the 2026 Notes, the 3.364% 2026 Notes, and the 3.437% 2028 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $15,801 and debt issuance costs of $17,833, which are being amortized over the term of the notes. As of December 31, 2022 and June 30, 2022, $9,968 and $11,234 of the original issue discount and $9,621 and $11,047, respectively, of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended December 31, 2022 and December 31, 2021, we recorded $15,605 and $16,822, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the six months ended December 31, 2022 and December 31, 2021, we recorded $31,219 and $30,754, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 7. Prospect Capital InterNotes®
On February 13, 2020, we entered into a new selling agent agreement with InspereX LLC (formerly known as “Incapital LLC”)(the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with previously authorized selling agent agreements, the “InterNotes® Offerings”). Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of December 31, 2022, $350,045 aggregate principal amount of Prospect Capital InterNotes® were outstanding.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the six months ended December 31, 2022, we issued $5,476 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $5,411. These notes were issued with stated interest rates ranging from 4.50% to 5.95% with a weighted average interest rate of 5.04%. These notes will mature between October 15, 2025 and December 15, 2032. The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2022:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$2,485	5.00% – 5.75%	5.49%	October 15, 2025 – December 15, 2025
5	2,635	4.50% – 5.50%	4.50%	July 15, 2027 – October 15, 2027
6	287	5.75%	5.75%	December 15, 2028
10	69	5.95%	5.95%	December 15, 2032
	$5,476
During the six months ended December 31, 2021, we issued $120,322 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $117,442. These notes were issued with stated interest rates ranging from 2.25% to 4.25% with a weighted average interest rate of 3.32%. These notes mature between July 15, 2026 and December 15, 2051. The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2021:

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
	$120,322
During the six months ended December 31, 2022, we repaid $2,995 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option of the InterNotes®. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the six months ended December 31, 2022 was $81.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following table summarizes the Prospect Capital InterNotes® outstanding as of December 31, 2022:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$4,646	1.50% – 5.75%	3.96%	January 15, 2024 – December 15, 2025
5	97,563	2.25% – 5.50%	3.30%	January 15, 2026 – October 15, 2027
6	15,294	3.00% – 5.75%	3.05%	June 15, 2027 – December 15, 2028
7	29,252	2.75% – 4.25%	3.17%	January 15, 2028 – February 15, 2029
8	3,511	3.40% – 3.50%	3.45%	June 15, 2029 – July 15, 2029
10	77,140	3.15% – 5.95%	3.89%	August 15, 2029 – December 15, 2032
12	14,671	3.70% – 4.00%	3.95%	June 15, 2033 – July 15, 2033
15	14,761	3.50% – 4.50%	3.84%	July 15, 2036 – February 15, 2037
18	3,085	4.50% – 5.00%	4.73%	January 15, 2031 – April 15, 2031
20	1,597	5.75%	5.75%	November 15, 2032
25	7,835	6.25% – 6.50%	6.37%	November 15, 2038 – May 15, 2039
30	80,690	4.00% – 6.63%	5.29%	November 15, 2042 – March 15, 2052
Principal Outstanding	$350,045
Less Discounts
Unamortized Debt Issuance	(6,931)
Carrying Amount	$343,114

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

During the six months ended December 31, 2021, we repaid $957 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. In order to replace short maturity debt with longer-term debt, we redeemed $287,539 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 5.34%. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the six months ended December 31, 2021 was 5,462.
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
During the three months ended December 31, 2022 and December 31, 2021, we recorded $3,699 and $4,177, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the six months ended December 31, 2022 and December 31, 2021, we recorded $7,383 and $9,479, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Note 8. Fair Value and Maturity of Debt Outstanding
As of December 31, 2022, our asset coverage ratio stood at 296.8% based on the outstanding principal amount of our senior securities representing indebtedness of $2,623,873 and our asset coverage ratio on our senior securities that are stock was 197.6%. As of June 30, 2022, our asset coverage ratio stood at 273.3% based on the outstanding principal amount of our senior securities representing indebtedness of $2,769,156 and our asset coverage ratio on our senior securities that are stock was 215.6%. Refer to Note 9, Equity Offerings, Offering Expenses and Distributions for additional discussion on our senior securities that are stock.
Information about our senior securities is shown in the following table as of the end of each of the last ten fiscal years and as of December 31, 2022 (All figures in this item are in thousands except per unit data):

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Credit Facility
Fiscal 2023 (as of December 31, 2022)	$754,305	$10,323	—	—
Fiscal 2022 (as of June 30, 2022)	839,464	9,015	—	—
Fiscal 2021 (as of June 30, 2021)	356,937	17,408	—	—
Fiscal 2020 (as of June 30, 2020)	237,536	22,000	—	—
Fiscal 2019 (as of June 30, 2019)	167,000	34,298	—	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Fiscal 2018 (as of June 30, 2018)	37,000	155,503	—	—
Fiscal 2017 (as of June 30, 2017)	—	—	—	—
Fiscal 2016 (as of June 30, 2016)	—	—	—	—
Fiscal 2015 (as of June 30, 2015)	368,700	18,136	—	—
Fiscal 2014 (as of June 30, 2014)	92,000	69,470	—	—
Fiscal 2013 (as of June 30, 2013)	124,000	34,996	—	—

2015 Notes(4)
Fiscal 2015 (as of June 30, 2015)	$150,000	$2,241	—	—
Fiscal 2014 (as of June 30, 2014)	150,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	150,000	2,578	—	—

2016 Notes(5)
Fiscal 2016 (as of June 30, 2016)	$167,500	$2,269	—	—
Fiscal 2015 (as of June 30, 2015)	167,500	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	167,500	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	167,500	2,578	—	—

2017 Notes(6)
Fiscal 2017 (as of June 30, 2017)	$50,734	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	129,500	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	130,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	130,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	130,000	2,578	—	—

2018 Notes(7)
Fiscal 2017 (as of June 30, 2017)	$85,419	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	200,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	200,000	2,578	—	—

2019 Notes(9)
Fiscal 2018 (as of June 30, 2018)	$101,647	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	200,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	200,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	200,000	2,578	—	—

5.00% 2019 Notes(10)
Fiscal 2018 (as of June 30, 2018)	$153,536	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	300,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	300,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	300,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	300,000	2,305	—	—

2020 Notes (13)
Fiscal 2019 (as of June 30, 2019)	$224,114	$2,365	—	—
Fiscal 2018 (as of June 30, 2018)	392,000	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	392,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	392,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	392,000	2,241	—	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Fiscal 2014 (as of June 30, 2014)	400,000	2,305	—	—

6.95% 2022 Notes(8)
Fiscal 2014 (as of June 30, 2014)	$100,000	$2,305	—	$1,038
Fiscal 2013 (as of June 30, 2013)	100,000	2,578	—	1,036

2022 Notes
Fiscal 2022 (as of June 30, 2022)	$60,501	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	111,055	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	258,240	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	328,500	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	328,500	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	225,000	2,251	—	—

2023 Notes(11)
Fiscal 2023 (as of December 31, 2022)	$282,115	$2,968	—	—
Fiscal 2022 (as of June 30, 2022)	284,219	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	284,219	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	319,145	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	318,863	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	318,675	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	248,507	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	248,293	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	248,094	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	247,881	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	247,725	2,578	—	—

2024 Notes(14)
Fiscal 2020 (as of June 30, 2020)	$233,788	$2,408	—	$959
Fiscal 2019 (as of June 30, 2019)	234,443	2,365	—	1,002
Fiscal 2018 (as of June 30, 2018)	199,281	2,452	—	1,029
Fiscal 2017 (as of June 30, 2017)	199,281	2,251	—	1,027
Fiscal 2016 (as of June 30, 2016)	161,364	2,269	—	951

6.375% 2024 Notes(11)
Fiscal 2023 (as of December 31, 2022)	$81,240	$2,968	—	—
Fiscal 2022 (as of June 30, 2022)	81,240	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	81,389	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	99,780	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	99,726	2,365	—	—

2025 Notes
Fiscal 2023 (as of December 31, 2022)	$156,168	$2,968	—	—
Fiscal 2022 (as of June 30, 2022)	156,168	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	156,168	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	201,250	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	201,250	2,365	—	—

2026 Notes
Fiscal 2023 (as of December 31, 2022)	$400,000	$2,968	—	—
Fiscal 2022 (as of June 30, 2022)	400,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	400,000	2,740	—	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

3.364% 2026 Notes
Fiscal 2023 (as of December 31, 2022)	$300,000	$2,968	—	—
Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	300,000	2,740	—	—

3.437% 2028 Notes
Fiscal 2023 (as of December 31, 2022)	$300,000	$2,968	—	—
Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—

2028 Notes(15)
Fiscal 2020 (as of June 30, 2020)	$70,761	$2,408	—	$950
Fiscal 2019 (as of June 30, 2019)	70,761	2,365	—	984
Fiscal 2018 (as of June 30, 2018)	55,000	2,452	—	1,004

2029 Notes(16)
Fiscal 2021 (as of June 30, 2021)	$69,170	$2,740	—	$1,028
Fiscal 2020 (as of June 30, 2020)	69,170	2,408	—	970
Fiscal 2019 (as of June 30, 2019)	69,170	2,365	—	983

Prospect Capital InterNotes®
Fiscal 2023 (as of December 31, 2022)	$350,045	$2,968	—	—
Fiscal 2022 (as of June 30, 2022)	347,564	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	508,711	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	680,229	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	707,699	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	760,924	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	980,494	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	908,808	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	827,442	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	785,670	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	363,777	2,578	—	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

6.50% Preferred Stock
Fiscal 2023 (as of December 31, 2022)	$283,534	$49	$25	$—

5.50% Preferred Stock
Fiscal 2023 (as of December 31, 2022)	$883,191	$49	$25	—
Fiscal 2022 (as of June 30, 2022)	590,197	54	25	—
Fiscal 2021 (as of June 30, 2021)	137,040	65	25	—

5.35% Preferred Stock
Fiscal 2023 (as of December 31, 2022)	$150,000	$49	$25	$15.94
Fiscal 2022 (as of June 30, 2022)	150,000	54	$25	21.08

All Senior Securities(11)(12)
Fiscal 2023 (as of December 31, 2022)	$3,940,598	$1,976	—	—
Fiscal 2022 (as of June 30, 2022)	3,509,353	$2,156	—	—
Fiscal 2021 (as of June 30, 2021)	2,404,689	$2,584	—	—
Fiscal 2020 (as of June 30, 2020)	2,169,899	$2,408	—	—
Fiscal 2019 (as of June 30, 2019)	2,421,526	$2,365	—	—
Fiscal 2018 (as of June 30, 2018)	2,346,563	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	2,681,435	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	2,707,465	$2,269	—	—
Fiscal 2015 (as of June 30, 2015)	2,983,736	$2,241	—	—
Fiscal 2014 (as of June 30, 2014)	2,773,051	$2,305	—	—
Fiscal 2013 (as of June 30, 2013)	1,683,002	$2,578	—	—

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
(12)While we do not consider commitments to fund under revolving arrangements to be Senior Securities, if we were to elect to treat such unfunded commitments, which were $85,075 as of December 31, 2022 as Senior Securities for purposes of Section 18 of the 1940 Act, our asset coverage per unit would be $1,934.
(13)We repaid the outstanding principal amount of the 2020 Notes on April 15, 2020.
(14)We redeemed the 2024 Notes on February 16, 2021.
(15)We redeemed the 2028 Notes on June 15, 2021.
(16)We redeemed the 2029 Notes on December 30, 2021.
(17)We redeemed the 2022 Notes on July 15, 2022.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following table shows our outstanding debt as of December 31, 2022:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value		Effective Interest Rate
Revolving Credit Facility		$754,305	$14,895	$754,305	(1)	$754,305	(2)	1M SOFR +	2.05%	(5)

2025 Notes		156,168	2,024	154,144		156,543	(3)	6.63%		(6)
Convertible Notes		156,168		154,144		156,543

2023 Notes		282,115	174	281,941		282,391	(3)	6.07%		(6)
6.375%	2024 Notes	81,240	208	81,032		81,109	(3)	6.57%		(6)
2026 Notes		400,000	6,197	393,803		352,964	(3)	3.98%		(6)
3.364%	2026 Notes	300,000	5,384	294,616		250,581	(3)	3.60%		(6)
3.437%	2028 Notes	300,000	7,626	292,374		233,637	(3)	3.64%		(6)
Public Notes		1,363,355		1,343,766		1,200,682

Prospect Capital InterNotes®		350,045	6,931	343,114		295,587	(4)	5.74%		(7)
Total		$2,623,873		$2,595,329		$2,407,117
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
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of December 31, 2022:

	Payments Due by Fiscal Year
	Total	Remainder of 2023	2024	2025	2026	2027	After 5 Years
Revolving Credit Facility	$754,305	$—	$—	$—	$—	$—	$754,305
Convertible Notes	156,168	—	—	156,168	—	—	—
Public Notes	1,363,355	282,115	81,240	—	400,000	300,000	300,000
Prospect Capital InterNotes®	350,045	—	662	1,499	32,678	75,070	240,136
Total Contractual Obligations	$2,623,873	$282,115	$81,902	$157,667	$432,678	$375,070	$1,294,441

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
Note 9. Equity Offerings, Offering Expenses, and Distributions
On February 13, 2020, we filed a registration statement on Form N-2 (File No. 333-236415) that was effective upon filing pursuant to Rule 462(e) under the Securities Act as permitted under the Small Business Credit Availability Act. The registration statement permits us to issue, through one or more transactions, an indeterminate amount of securities, consisting of common stock, preferred stock, debt securities, subscription rights to purchase our securities, warrants representing rights to purchase our securities or separately tradable units combining two or more of our securities.
Preferred Stock
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”), amended on June 9, 2022 and October 7, 2022, pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and dealer manager for the Company’s offering of up to 60,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock will initially be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”), the 6.50% Series A3 Preferred Stock (“Series A3 Preferred Stock”), and the 6.50% Series M3 Preferred Stock (“Series M3 Preferred Stock”). In connection with such offering, on August 3, 2020, June 9, 2022 and October 11, 2022, we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland (“SDAT”), reclassifying and designating 120,000,000, 60,000,000, and 120,000,000 shares, respectively, of the Company’s authorized and unissued shares of common stock into shares of preferred stock as “Convertible Preferred Stock.”

On October 30, 2020, and amended on February 18, 2022 and October 7, 2022, we entered into a Dealer Manager Agreement with InspereX LLC, pursuant to which InspereX LLC has agreed to serve as the Company’s agent and dealer manager for the Company’s offering of up to 10,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock will initially be issued in multiple series, including the 5.50% Series AA1 Preferred Stock (the “Series AA1 Preferred Stock”), the 5.50% Series MM1 Preferred Stock (the “Series MM1 Preferred Stock”), the 6.50% Series AA2 Preferred Stock (the “Series AA2 Preferred Stock”), and the 6.50% Series MM2 Preferred Stock (the “Series MM2 Preferred Stock” and together with the Series M1 Preferred Stock, the Series M2 Preferred Stock, the Series M3 Preferred Stock, and the Series MM1 Preferred Stock, the “Series M Preferred Stock”, and the Series MM2 Preferred Stock, together with the Series AA2 Preferred Stock, the Series A3 Preferred Stock and the Series M3 Preferred Stock, the “6.50% Preferred Stock”). In connection with such offering, on October 30, 2020, February 17, 2022, and October 11, 2022, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 80,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as Convertible Preferred Stock. On May 19, 2021, we entered into an Underwriting Agreement with UBS Securities LLC, relating to the offer and sale of 187,000 shares, par value $0.001 per share, of 5.50% Series A2 Preferred Stock, with a liquidation preference of $25.00 per share (the “Series A2 Preferred Stock”, and together with the Series A1 Preferred Stock, Series M1 Preferred Stock, Series M2 Preferred Stock, Series AA1 Preferred Stock, and Series MM1 Preferred Stock, the “5.50% Preferred Stock”). The issuance of the Series A2 Preferred Stock settled on May 26, 2021. In connection with such offering, on May 19, 2021, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 1,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as Convertible Preferred Stock.

In connection with the offerings of the 5.50% Preferred Stock and the 6.50% Preferred Stock, we adopted and amended, respectively, a preferred stock dividend reinvestment plan (the “Preferred Stock Plan” or the “Preferred Stock DRIP”), pursuant to which holders of the 5.50% Preferred Stock and the 6.50% Preferred Stock will have dividends on their 5.50% Preferred Stock and 6.50% Preferred Stock automatically reinvested in additional shares of such 5.50% Preferred Stock and 6.50% Preferred Stock at a price per share of $25.00, if they elect.

Each series of 5.50% Preferred Stock and 6.50% Preferred Stock ranks (with respect to the payment of dividends and rights upon liquidation, dissolution or winding up) (a) senior to our common stock, (b) on parity with each other series of our preferred stock, and (c) junior to our existing and future secured and unsecured indebtedness. See Note 8, Fair Value and Maturity of Debt Outstanding for further discussion on our senior securities.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

At any time prior to the listing of the 5.50% Preferred Stock and the 6.50% Preferred Stock on a national securities exchange, shares of the 5.50% Preferred Stock and the 6.50% Preferred Stock are convertible, at the option of the holder of the 5.50% Preferred Stock and the 6.50% Preferred Stock (the “Holder Optional Conversion”). We will settle any Holder Optional Conversion by paying or delivering, as the case may be, (A) any portion of the Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the Settlement Amount, minus (b) any portion of the Settlement Amount that we elect to pay in cash, divided by (2) the arithmetic average of the daily volume weighted average price of shares of our common stock over each of the five consecutive trading days ending on the Holder Conversion Exercise Date (such arithmetic average, the “5-day VWAP”). For the Series A1 Preferred Stock, the Series A3 Preferred Stock, the Series AA1 Preferred Stock, the Series AA2 Preferred Stock and the Series A2 Preferred Stock, “Settlement Amount” means (A) $25.00 per share (the “Stated Value”), plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the applicable Holder Optional Conversion Fee for the respective Holder Conversion Deadline. For the Series M Preferred Stock, “Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the applicable Series M Clawback, if any. “Series M Clawback”, if applicable, means an amount equal to the aggregate amount of all dividends, whether paid or accrued, on such share of Series M Stock in the three full months prior to the Holder Conversion Exercise Date. Subject to certain limited exceptions, we will not pay any portion of the Settlement Amount in cash (other than cash in lieu of fractional shares of our common stock) until the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred Stock has been issued. Beginning on the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred Stock is issued, we may elect to settle all or a portion of any Holder Optional Conversion in cash without limitation or restriction. The right of holders to convert a share of 5.50% Preferred Stock or 6.50% Preferred Stock will terminate upon the listing of such share on a national securities exchange.
Subject to certain limited exceptions allowing earlier redemption, beginning on the earlier of the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred Stock has been issued, or, for listed shares of 5.50% Preferred Stock and 6.50% Preferred Stock, five years from the earliest date on which any series that has been listed was first issued (the earlier of such dates, the “Redemption Eligibility Date”), such share of 5.50% Preferred Stock or 6.50% Preferred Stock may be redeemed at any time or from time to time at our option (the “Issuer Optional Redemption”), at a redemption price of 100% of the Stated Value of the shares of 5.50% Preferred Stock or 6.50% Preferred Stock to be redeemed plus unpaid dividends accrued to, but not including, the date fixed for redemption.
Subject to certain limitations, each share of 5.50% Preferred Stock and 6.50% Preferred Stock may be converted at our option (the “Issuer Optional Conversion”). We will settle any Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the 5-day VWAP, subject to our ability to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value if the 5-day VWAP represents a discount to our net asset value per share of common stock. For the 5.50% Preferred Stock and 6.50% Preferred Stock, “IOC Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the date fixed for conversion. In connection with an Issuer Optional Conversion, we will use commercially reasonable efforts to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value. If we do not have or obtain any required stockholder approval under the 1940 Act to sell our common stock below net asset value and the 5-day VWAP is at a discount to our net asset value per share of common stock, we will settle any conversions in connection with an Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the NAV per share of common stock at the close of business on the business day immediately preceding the date of conversion. We will not pay any portion of the IOC Settlement Amount from an Issuer Optional Conversion in cash (other than cash in lieu of fractional shares of our common stock) until the Redemption Eligibility Date. Beginning on the Redemption Eligibility Date, we may elect to settle any Issuer Optional Conversion in cash without limitation or restriction. In the event that we exercise an Issuer Optional Conversion with respect to any shares of 5.50% Preferred Stock and 6.50% Preferred Stock, the holder of such 5.50% Preferred Stock or 6.50% Preferred Stock may instead elect a Holder Optional Conversion with respect to such 5.50% Preferred Stock or 6.50% Preferred Stock provided that the date of conversion for such Holder Optional Conversion would occur prior to the date of conversion for an Issuer Optional Conversion.
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
For so long as the Series A Preferred Stock is outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, and in accordance with ASC 480, we have presented our 5.50% Preferred Stock, 6.50% Preferred Stock, and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of December 31, 2022 and June 30, 2022.
During the six months ended December 31, 2022, we issued 10,610,836 shares of our Series A1 Preferred Stock for net proceeds of $238,744, 1,469,566 shares of our Series M1 Preferred Stock for net proceeds of $35,637, 10,187,160 shares of our Series A3 Preferred Stock for net proceeds of $229,211, and 1,157,619 shares of our Series M3 Preferred Stock for net proceeds of $28,072, each excluding offering costs and preferred stock dividend reinvestments.
Shares of the 5.50% Preferred Stock and 6.50% Preferred Stock will pay a monthly dividend, when and if declared by the Board, at a fixed annual rate of 5.50% and 6.50%, respectively, per annum of the Stated Value of $25.00 per share (computed on the basis of a 360-day year consisting of twelve 30-day months), payable in cash or through the issuance of additional 5.50% Preferred Stock and 6.50% Preferred Stock through the 5.50% Preferred Stock DRIP and 6.50% Preferred Stock DRIP, respectively.
Shares of the Series A Preferred Stock will pay a quarterly dividend, when and if declared by the Board, at a fixed annual rate of 5.35% per annum of the Stated Value of $25.00 per share (computed on the bases of a 360-day year consisting of twelve 30-day months), payable in cash.
During the six months ended December 31, 2022 and December 31, 2021, we distributed approximately $22,937 and $5,954, respectively, to our 5.50% Preferred Stock holders. During the six months ended December 31, 2022, we distributed approximately $2,411 to our 6.50% Preferred Stock holders. During the six months ended December 31, 2022 and December 31, 2021, we distributed approximately $4,012 and $2,296 to our 5.35% Series A Preferred Stock holders.
Our distributions to our 5.50% Preferred Stock holders, 6.50% Preferred Stock holders, and 5.35% Series A Preferred Stock holders for the six months ended December 31, 2022 and December 31, 2021, are summarized in the following table:

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Declaration Date	Record Date	Payment Date	Amount ($ per share), before pro ration for partial periods	Amount Distributed
5.50% Preferred Stock holders
5/7/2021	7/21/2021	8/2/2021	$0.114583	$680
5/7/2021	8/18/2021	9/1/2021	0.114583	786
8/24/2021	9/15/2021	10/1/2021	0.114583	941
8/24/2021	10/20/2021	11/1/2021	0.114583	1,054
8/24/2021	11/17/2021	12/1/2021	0.114583	1,197
11/5/2021	12/15/2021	1/3/2022	0.114583	1,296
Distributions for the six months ended December 31, 2021				$5,954

5/6/2022	7/20/2022	8/1/2022	$0.114583	$3,104
5/6/2022	8/17/2022	9/1/2022	0.114583	3,721
8/23/2022	9/21/2022	10/3/2022	0.114583	3,928
8/23/2022	10/19/2022	11/1/2022	0.114583	4,077
8/23/2022	11/16/2022	12/1/2022	0.114583	4,056
11/8/2022	12/21/2022	1/3/2023	0.114583	4,051
Distributions for the six months ended December 31, 2022				$22,937

6.50% Preferred Stock holders
11/8/2022	11/16/2022	12/1/2022	$0.135417	$978
11/8/2022	12/21/2022	1/3/2023	0.135417	1,433
Distributions for the six months ended December 31, 2022				$2,411

5.35% Preferred Stock holders
8/24/2021	10/20/2021	11/1/2021	$0.382674	$2,296
Distributions for the six months ended December 31, 2021				$2,296

5/6/2022	7/20/2022	8/1/2022	$0.334375	$2,006
8/23/2022	10/19/2022	11/1/2022	0.334375	2,006

Distributions for the six months ended December 31, 2022				$4,012
The above table includes dividends paid during the six months ended December 31, 2022. It does not include distributions previously declared to the 5.50% Preferred Stock holders, 6.50% Preferred Stock holders, and 5.35% Series A Preferred Stock holders of record for any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and paid subsequent to December 31, 2022:
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on January 18, 2023 with a payment date of February 1, 2023.
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on February 15, 2023 with a payment date of March 1, 2023.
•$0.135417 per share (before pro ration for partial period holders of record) for 6.50% Preferred Stock holders of record on January 18, 2023 with a payment date of February 1, 2023.
•$0.135417 per share (before pro ration for partial period holders of record) for 6.50% Preferred Stock holders of record on February 15, 2023 with a payment date of March 1, 2023.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

•$0.334375 per share (before pro ration for partial period holders of record) for 5.35% Series A Preferred Stock holders of record on January 18, 2023 with a payment date of February 1, 2023.
As of December 31, 2022, we have accrued approximately $56 and $1,338 in dividends that have not yet been paid for our 6.50% Preferred Stock holders and 5.35% Series A Preferred Stock holders, respectively.
The following table shows our outstanding Preferred Stock as of December 31, 2022:

Series	Maximum Offering Size (Shares)		Maximum Aggregate Liquidation Preference of Offering		Inception to Date Preferred Shares Issued via Offering	Inception to Date Liquidation Preference of Shares Issued via Offering	Preferred Stock Shares Outstanding		Liquidation Preference of Shares Outstanding
Series A1	60,000,000	(1)	$1,500,000	(1)	31,448,021	$786,201	31,143,878	(4)	$778,597
Series M1	60,000,000	(1)	1,500,000	(1)	4,110,318	102,758	3,996,761	(4)	99,919
Series M2	60,000,000	(1)	1,500,000	(1)	—	—	—		—
Series A3	60,000,000	(1)	1,500,000	(1)	10,187,160	254,679	10,184,347	(4)	254,609
Series M3	60,000,000	(1)	1,500,000	(1)	1,157,619	28,940	1,157,019	(4)	28,925
Series AA1	10,000,000	(2)	250,000	(2)	—	—	—		—
Series MM1	10,000,000	(2)	250,000	(2)	—	—	—		—
Series AA2	10,000,000	(2)	250,000	(2)	—	—	—		—
Series MM2	10,000,000	(2)	250,000	(2)	—	—	—		—
Series A2	187,000		4,675		187,000	4,675	187,000		4,675
Series A	6,000,000		150,000		6,000,000	150,000	6,000,000		150,000
Total	76,187,000	(3)	$1,904,675	(3)	53,090,118	$1,327,253	52,669,005		$1,316,725
(1) The maximum offering of 60,000,000 shares and $1,500,000 aggregate liquidation preference is for any combination of Series A1, Series M1, Series M2, Series A3, and Series M3 shares.
(2) The maximum offering of 10,000,000 shares and $250,000 aggregate liquidation preference is for any combinations of Series AA1, Series MM1, Series AA2, and Series MM2.
(3) The authorized maximum offering size of Preferred Stock as of December 31, 2022 is 76,187,000 shares, par value $0.001 per share, with an aggregate liquidation preference of $1,904,675, a liquidation preference of $25.00 per share. The totals referenced in the above table are in light of the combined maximum offering amounts for the various series of shares identified in footnote 1 and footnote 2 and the table columns are not intended to foot.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Preferred Stock issued prior to the issuance of our 5.35% Series A Preferred Stock has a carrying value equal to liquidation value per share on our Consolidated Statements of Assets and Liabilities. Subsequent issuances of our Preferred Stock classified as temporary equity are recorded net of issuance costs. The carrying value is inclusive of cumulative accrued and unpaid dividends as of December 31, 2022.
Series A1, Series M1, Series A3, and Series M3 shares outstanding are net of dividend reinvestments paid and conversions to common stock in accordance with their liquidation features. The following tables show such activity during the six months ended December 31, 2022:

Series	June 30, 2022 Shares Outstanding		Shares Issued	Shares issued through Preferred Stock DRIP	Shares Converted to Common(1)	December 31, 2022 Shares Outstanding
Series A1	20,794,645		10,610,836	20,272	(281,874)	31,143,878	(2)
Series M1	2,626,238		1,469,566	523	(99,566)	3,996,761
Series A3	—		10,187,160	—	(2,813)	10,184,347
Series M3	—		1,157,619	—	(600)	1,157,019
Series A2	187,000		—	—	—	187,000
Series A	6,000,000		—	—	—	6,000,000
Total	29,607,882	(2)	23,425,181	20,795	(384,853)	52,669,005
(1)Convert to common shares via Holder Optional Redemptions and Optional Redemption Upon Death of Holder.
(2)Does not foot or crossfoot due to fractional share rounding.

The following tables show such activity during the six months ended December 31, 2021:

Series	June 30, 2021 Shares Outstanding	Shares Issued	Shares issued through Preferred Stock DRIP	Shares Converted to Common(1)	December 31, 2021 Shares Outstanding
Series A1	5,163,926	6,588,940	4,231	(5,751)	11,751,346
Series M1	130,666	388,441	104	—	519,211
Series A2	187,000	—	—	—	187,000
Series A	—	6,000,000	—	—	6,000,000
Total	5,481,592	12,977,381	4,335	(5,751)	18,457,557
(1)Convert to common shares via Holder Optional Redemptions and Optional Redemption Upon Death of Holder.

Common Stock
Our common stockholders’ equity accounts as of December 31, 2022 and June 30, 2022 reflect cumulative shares issued, net of shares previously repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemptions Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify stockholders of our intention to purchase our common stock.
We did not repurchase any shares of our common stock under the Repurchase Program for the six months ended December 31, 2022 and December 31, 2021. As of December 31, 2022, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
Excluding common stock dividend reinvestments and shares issued in connection with the 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemption Upon Death of Holder, during the six months ended December 31, 2022 and December 31, 2021, we did not issue any shares of our common stock.

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
During the six months ended December 31, 2022 and December 31, 2021, we distributed approximately $142,742 and $140,283, respectively, to our common stockholders. The following table summarizes our distributions to common stockholders declared and payable for the six months ended December 31, 2022 and December 31, 2021:

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/7/2021	7/28/2021	8/19/2021	$0.06	$23,325
5/7/2021	8/27/2021	9/23/2021	0.06	23,348
8/24/2021	9/28/2021	10/21/2021	0.06	23,370
8/24/2021	10/27/2021	11/18/2021	0.06	23,392
11/5/2021	11/26/2021	12/23/2021	0.06	23,413
11/5/2021	12/29/2021	1/20/2022	0.06	23,435
Total declared and payable for the six months ended December 31, 2021				$140,283

5/6/2022	7/27/2022	8/18/2022	$0.06	$23,635
5/6/2022	8/29/2022	9/21/2022	0.06	23,670
8/23/2022	9/28/2022	10/20/2022	0.06	23,767
8/23/2022	10/27/2022	11/17/2022	0.06	23,857
11/8/2022	11/28/2022	12/20/2022	0.06	23,888
11/8/2022	12/28/2022	1/19/2023	0.06	23,925
Total declared and payable for the six months ended December 31, 2022				$142,742
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during six months ended December 31, 2022 and December 31, 2021. It does not include distributions previously declared to common stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to December 31, 2022:
•$0.06 per share for January 2023 holders of record on January 27, 2023 with a payment date of February 16, 2023.
During the six months ended December 31, 2022 and December 31, 2021, we issued 4,459,506 and 2,148,594 shares of our common stock, respectively, in connection with the common stock dividend reinvestment plan.
During the six months ended December 31, 2022, Prospect officers and directors purchased 10,900 shares of our common stock, or 0.003% of total outstanding shares as of December 31, 2022, through shares issued in connection with our common stock dividend reinvestment plan.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

As of December 31, 2022, we have reserved 17,294,357 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5) and 1,000,000,000 shares of our common stock for issuance upon conversion of the 5.50% Preferred Stock and the 6.50% Preferred Stock.
Note 10. Other Income
Other income consists of structuring fees, amendment fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three and six months ended December 31, 2022 and December 31, 2021:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Structuring and amendment fees (refer to Note 3)	$5,103	$16,853	$9,730	$28,814
Royalty and net revenue interests	14,609	10,487	35,287	20,294
Administrative agent fees	111	159	261	327
Total other income	$19,823	$27,499	$45,278	$49,435
Note 11. Net Increase (Decrease) in Net Assets per Common Share
Basic earnings per share is calculated by dividing the net increase (decrease) in net assets resulting from operations, less preferred dividends, by the weighted average number of common shares outstanding. Diluted earnings per share gives effect to all dilutive potential common shares outstanding using the if-converted method for the 5.50% Preferred Stock, for the 6.50% Preferred Stock (Refer to Note 9) and, beginning on July 1, 2022, for the 2025 Notes (Refer to Note 5).
Subsequent to the adoption of ASU 2020-06 on July 1, 2022, for the purpose of calculating diluted net increase in net assets resulting from operations applicable to common stockholders per share for the three and six months ended December 31, 2022, the Company utilized the if-converted method, which assumes full share settlement for the aggregate value of the 2025 Notes, the 5.50% Preferred Stock, and the 6.50% Preferred Stock. Under the allowed modified retrospective method, diluted net increase in net assets resulting from operations applicable to common stockholders per share for prior periods were not restated to reflect the impact of ASU 2020-06. Diluted earnings per share excludes all dilutive potential common shares if their effect is anti-dilutive.
During the six months ended December 31, 2022, conversion of our convertible instruments has an anti-dilutive effect and therefore, conversion is not assumed.
The following information sets forth the computation of basic and diluted earnings per common share during the three and six months ended December 31, 2022 and December 31, 2021:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2022	2021	2022	2021
Net increase (decrease) in net assets resulting from operations - basic	$55,623	$246,411	$(49,576)	$456,135
Adjustment for dividends on Convertible Preferred Stock	11,720	7,202	—	9,609
Adjustment for interest on Convertible Notes	2,166	—	—	—
Net increase (decrease) in net assets resulting from operations - diluted	$69,509	$253,613	$(49,576)	$465,744

Weighted average common shares outstanding - basic	397,685,022	389,991,324	396,011,231	389,438,733
Assumed conversion of Convertible Preferred Stock	132,389,021	27,961,023	—	23,401,402
Assumed conversion of Convertible Notes	17,294,357	—	—	—
Weighted average shares of common stock outstanding - diluted	547,368,400	417,952,347	396,011,231	412,840,135

Earnings (loss) per share - basic	$0.14	$0.63	$(0.13)	$1.17
Earnings (loss) per share - diluted	$0.13	$0.61	$(0.13)	$1.13

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
For income tax purposes, dividends paid and distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to common stockholders during the tax years ended August 31, 2022, 2021, and 2020 were as follows:

	Tax Year Ended August 31,
	2022		2021	2020
Ordinary income	$230,758		$251,171	$169,041
Capital gain	50,945		—	—
Return of capital	—		25,784	96,720
Total common dividends paid to stockholders	$281,703	(1)	$276,955	$265,761
(1) Final determination of tax character will not be final until we file our return for the tax year ended August 31, 2022.

The Company began issuing shares of Preferred Stock and declaring dividends on shares Preferred Stock outstanding during the tax year ended August 31, 2021. The tax character of dividends paid to preferred stockholders during the tax years ended August 31, 2022 and August 31, 2021 were as follows:

	Tax Year Ended August 31, 2022		Tax Year Ended August 31, 2021
Ordinary income	$23,778		$2,391
Capital gain	5,249		—
Return of capital	—		—
Total preferred dividends paid to stockholders	$29,027	(2)	$2,391
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
We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. stockholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. For the 2022 calendar year, 59.23% of our taxable ordinary dividends as of December 31, 2022 qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non-U.S. stockholders. This percentage is based on the best estimates available at the time of this filing. The final percentage will be determined with the filing of Form 1099-DIV.

We generate income that may be beneficial to shareholders that face interest expense limitations. Under IRC Section 163(j), a RIC is permitted to designate distributions attributable to net business interest income as section 163(j) interest dividends. For the 2022 calendar year 88.32% of our taxable ordinary dividends as of December 31, 2022 qualified as section 163(j) interest dividends. This percentage is based on the best estimates available at the time of this filing. The final percentage will be determined with the filing of Form 1099-DIV.

We generate dividend income that may be beneficial to certain U.S. corporate shareholders. Under IRC Sections 243 and 854, a RIC is permitted to designate ordinary dividends as eligible for the 50% dividends received deduction. For the 2022 calendar year 3.97% of our taxable ordinary dividends as of December 31, 2022 qualified for the deduction under sections 243 and 854.

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

	Tax Year Ended August 31,
	2022		2021	2020
Net increase (decrease) in net assets resulting from operations	$735,343		$428,106	$(78,949)
Net realized (gains) losses on investments	22,375		16,173	10,139
Net unrealized (gains) losses on investments	(405,414)		(143,654)	328,997
Other temporary book-to-tax differences	(43,709)		(47,330)	(91,368)
Permanent differences	30		(20)	57
Taxable income before deductions for distributions	$308,625	(3)	$253,275	$168,876
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
For the tax year ended August 31, 2022, we had $54,089 of undistributed ordinary income in excess of cumulative distributions and no capital gain in excess of cumulative distributions.
As of December 31, 2022, the cost basis of investments for tax purposes was $7,817,675 resulting in an estimated net unrealized loss of $47,339. As of December 31, 2022, the gross unrealized gains and losses were $1,414,383 and $1,461,722, respectively. As of June 30, 2022, the cost basis of investments for tax purposes was $7,214,493 resulting in an estimated net unrealized gain of $388,017. As of June 30, 2022, the gross unrealized gains and losses were $1,506,944 and $1,118,927, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of December 31, 2022 and June 30, 2022 was calculated based on the book cost of investments as of December 31, 2022 and June 30, 2022, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2022 and 2021, respectively.
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal excise taxes, among other items. During the tax year ended August 31, 2022, we increased overdistributed net investment income by $30 and decreased capital in excess of par value by $30. During the tax year ended August 31, 2021, we decreased overdistributed net investment income by $20 and increased capital in excess of par value by $20. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended August 31, 2022, once finalized, will be recorded in the fiscal year ending June 30, 2023 and the reclassifications for the taxable year ended August 31, 2021 were recorded in the fiscal year ended June 30, 2022.

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
The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from us, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our total assets. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. The total gross base management fee incurred to the favor of the Investment Adviser was $38,882 and $33,843 during the three months ended December 31, 2022 and December 31, 2021, respectively. The total gross base management fee incurred to the favor of the Investment Advisor was $77,196 and $66,046 during the six months ended December 31, 2022 and December 31, 2021, respectively.
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
The total income incentive fee incurred was $22,505 and $19,589 during the three months ended December 31, 2022 and December 31, 2021, respectively. The fees incurred for the six months ended December 31, 2022 and December 31, 2021 were $44,131 and $39,329, respectively. No capital gains incentive fee was incurred during the six months ended December 31, 2022 and December 31, 2021.
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
The allocation of net overhead expense from Prospect Administration was $3,618 and $2,239 for the three months ended December 31, 2022 and December 31, 2021, respectively.
The allocation of net overhead expense from Prospect Administration was $6,717 and $6,765 for the six months ended December 31, 2022 and December 31, 2021, respectively. Prospect Administration received estimated payments of $766 and 4,315 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal services during the six months ended December 31, 2022 and December 31, 2021, respectively. In addition, we were given a credit in the amount

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

of $1,212 for legal expenses incurred on behalf of our portfolio companies that were remitted to Prospect Administration during the six months ended December 31, 2022. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount.
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
During the three months ended December 31, 2022 and December 31, 2021, we received payments of $2,932 and $1,835, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the six months ended December 31, 2022 and December 31, 2021, we received payments of $4,692 and $3,670, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the three months ended December 31, 2022 and December 31, 2021, we recognized expenses that were reimbursed for valuation services of $24 and $30, respectively. During the six months ended December 31, 2022 and December 31, 2021, we recognized expenses that were reimbursed for valuation services of $45 and $61, respectively. Conversely, Priority Income Fund, Inc. and Prospect Floating Rate and Alternative Income Fund, Inc. (f/k/a Prospect Sustainable Income Fund, Inc.) reimburse us for software fees, expenses which were initially incurred by Prospect.
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
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings of Delaware LLC (“CP Holdings”), a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy Services, Inc. (“CP Energy”), and the remaining equity is owned by CP Energy management. CP Energy owns directly or indirectly 100% of each of CP Well; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”) a portfolio company of Prospect with $27,879 in first lien term loans (the “Spartan Term Loans”) due to us as of December 31, 2022. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loans.
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

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Interest Income
Interest Income from CP Energy	$1,756	$1,309	$3,277	$2,580
Interest Income from Spartan	800	363	1,500	723
Total Interest Income	$2,556	$1,672	$4,777	$3,303
Other Income
Administrative Agent	$—	$—	$—	$6
Total Other Income	$—	$—	$—	$6
Reimbursement of Legal, Tax, etc. (1)	—	—	21	—
1) Paid from CP Energy to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to CP Energy (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Interest Income Capitalized as PIK
CP Energy	$—	$1,309	$1,521	$2,581
Spartan	532	364	1,231	363
Total Interest Income Capitalized as PIK	$532	$1,673	$2,752	$2,944

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	As of
	December 31, 2022	June 30, 2022
Interest Receivable (2)	$2,050	$26
Other Receivables (3)	178	171
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

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Interest Income	$1,954	$3,751	$3,813	$7,401
Other Income
Structuring Fee	$62	$—	$62	$—
Total Other Income	$62	$—	$62	$—
Managerial Assistance (1)	175	175	350	350
Reimbursement of Legal, Tax, etc.(2)	57	1	57	1
(1) No income recognized by Prospect. MA payments were paid from Credit Central to Prospect and subsequently remitted to PA.
(2) Paid from Credit Central to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to Credit Central (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA.)

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Additions	$3,120	$—	$3,120	$—
Accreted Original Issue Discount	199	147	384	284
Interest Income Capitalized as PIK	1,149	1,802	2,846	3,557

	As of
	December 31, 2022	June 30, 2022
Interest Receivable (3)	$625	$42
Other Receivables (4)	7	7
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

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Interest Income	$892	$2,756	$1,761	$5,457
Managerial Assistance (1)	63	63	125	125
Reimbursement of Legal, Tax, etc.(2)	10	102	12	102
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

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Interest Income Capitalized as PIK	$—	$—	$1,588	$5,104

	As of
	December 31, 2022	June 30, 2022
Interest Receivable (3)	$1,513	$1,339
Other Receivables (4)	5	2
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

Transactions between Prospect and Freedom Marine are separately discussed below under “Freedom Marine Solutions, LLC.”
First Tower Finance Company LLC
Prospect owns 100% of the equity of First Tower Holdings of Delaware LLC (“First Tower Delaware”), a Consolidated Holding Company. First Tower Delaware owns 80.10% of First Tower Finance Company LLC (f/k/a First Tower Holdings LLC) (“First Tower Finance”). First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Interest Income	$14,128	$18,441	$34,363	$36,779
Other Income
Structuring Fee	$—	$—	$—	$7,234
Total Other Income	$—	$—	$—	$7,234
Managerial Assistance (1)	$1,200	$600	$1,200	$1,200
(1) No income recognized by Prospect. MA payments were paid from First Tower to Prospect and subsequently remitted to PA.

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Interest Income Capitalized as PIK	$5,186	$3,473	14,762	7,250
Repayment of Loan Receivable	—	851	—	1,159

	As of
	December 31, 2022	June 30, 2022
Interest Receivable (2)	$4,946	$218
Other Receivables (3)	6	6
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

	As of
	December 31, 2022	June 30, 2022
Other Receivables	$4	$6
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Interest Income	$8,070	$6,605	$15,578	$12,933
Managerial Assistance (1)	366	366	731	366
Reimbursement of Legal, Tax, etc.(2)	—	1,443	—	1,443
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

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Additions	$—	$—	$—	$7,778
Interest Income Capitalized as PIK	5,078	4,553	10,059	8,971
Repayment of Loan Receivable	—	123	—	246

	As of
	December 31, 2022	June 30, 2022
Interest Receivable (3)	$183	$80
Other Receivables (4)	22	16
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from InterDent to Prospect for reimbursement of expenses paid by Prospect on behalf of InterDent.

Kickapoo Ranch Pet Resort

Prospect owns 100% of the membership interest of Kickapoo Ranch Pet Resort (“Kickapoo”). Kickapoo is a luxury pet boarding facility.

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Dividend Income	$50	$—	$100	$—

	As of
	December 31, 2022	June 30, 2022
Other Receivables (1)	$8	$8
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

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Interest Income	$2,157	$1,820	$4,054	$3,577
Managerial Assistance (1)	75	—	150	—
Reimbursement of Legal, Tax, etc.(2)	—	10	—	10
Realized Gain	(1)	3	(1)	6
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

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Interest Income Capitalized as PIK	$1,029	$1,669	$1,029	$3,276
Repayment of Loan Receivable	1,029	—	1,602	—

	As of
	December 31, 2022	June 30, 2022
Interest Receivable (3)	$127	$81
Other Receivables (4)	9	6
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
During the six months ended December 31, 2022, we received partial repayments of $72,852 of our loans previously outstanding with NPRC and its wholly owned subsidiaries and $4,000 as a return of capital on our equity investment in NPRC. During the six months ended December 31, 2022, we provided $104,471 of debt financing and $3,600 of equity financing to NPRC to fund purchases of real estate properties, to provide working capital, and to fund purchases of rated secured structured notes.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Interest Income	$22,784	$16,564	$43,056	$32,561
Other Income
Structuring Fee	$261	$1,222	$261	$1,222
Residual Profit Interest	14,269	10,315	34,934	19,940
Total Other Income	$14,530	$11,537	$35,195	$21,162
Managerial Assistance (1)	$525	$525	$1,050	$1,050
Reimbursement of Legal, Tax, etc.(2)	353	593	859	2,711
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

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Additions	$30,471	$105,466	$108,071	$115,356
Interest Income Capitalized as PIK	19	—	19	—
Repayment of Loan Receivable	24,352	245,982	72,852	279,882
Return of Capital	—	—	4,000	—

	As of
	December 31, 2022	June 30, 2022
Interest Receivable (3)	$—	$83
Other Receivables (4)	9	7
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

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Interest Income	$1,073	$1,035	$2,118	$2,071
Dividend Income (1)	—	500	—	1,750
Managerial Assistance (2)	100	100	200	200
Reimbursement of Legal, Tax, etc. (3)	—	9	—	9
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Interest Income Capitalized as PIK	$354	$—	$876	$—

	As of
	December 31, 2022	June 30, 2022
Interest Receivable (4)	$178	$11
Other Receivables (5)	10	9
(4) Interest income recognized but not yet paid.
(5) Represents amounts due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide.
NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 90.42% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of December 31, 2022 and June 30, 2022, respectively, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.
On December 30, 2019, NMMB executed a dividend recapitalization whereby Prospect invested $15,100 of a first lien term loan to repay NMMB’s existing term loan, provide a shareholder distribution, and pay fees and expenses. As part of the recapitalization, Prospect converted its Series A and Series B preferred securities into 92.42% common equity and received a dividend distribution of $2,797.

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Interest Income	$926	$130	$1,744	$261
Dividend Income (1)	617	3,046	1,710	3,046
Managerial Assistance (2)	100	100	200	200
Realized Loss	(618)	—	(1,711)	—
(1) All dividends were paid from earnings and profits of NMMB.
(2) No income recognized by Prospect. MA payments were paid from NMMB to Prospect and subsequently remitted to PA.

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022		December 31, 2021
Repayment of loan receivable
Repayment from NMMB	$—	$38	$—		$76
Total Repayment of Loan Receivable	$—	$38	$—	0	$76

	As of
	December 31, 2022	June 30, 2022
Interest Receivable (3)	$22	$9
Other Receivables (4)	7	5
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Pacific World Corporation
Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.97% ownership interest of Pacific World as of December 31, 2022 and June 30, 2022, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.
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

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Interest Income	$1,854	$1,198	$3,362	$2,322
Other Income
Structuring Fee	$105	$—	$105	$—
Total Other Income	$105	$—	$105	$—

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Additions	$10,500	$4,500	$11,000	$6,500
Interest Income Capitalized as PIK	1,797	1,486	3,301	2,169

	As of
	December 31, 2022	June 30, 2022
Interest Receivable (1)	$74	$16
Other Receivables (2)	126	109
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

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Interest Income	$1,129	$715	$2,114	$1,431
Dividend Income (1)	—	441	—	441
Managerial Assistance (2)	45	45	90	90
Reimbursement of Legal, Tax, etc.(3)	—	—	—	4
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	As of
	December 31, 2022	June 30, 2022
Interest Receivable (4)	$26	$11
Other Receivables (5)	4	2
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

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Interest Income	$805	$593	$1,493	$1,186
Managerial Assistance (1)	3	3	5	6
(1) No income recognized by Prospect. MA payments were paid from UTP to Prospect and subsequently remitted to PA.

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Repayment of Loan Receivable	$8	$8	$16	$16

	As of
	December 31, 2022	June 30, 2022
Interest Receivable (2)	$19	$7
Other Receivables (3)	18	17
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

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Interest Income	$263	$51	$436	$102

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Additions	$—	$—	$6,000	$—
Interest Income Capitalized as PIK	130	—	244	—

	As of
	December 31, 2022	June 30, 2022
Interest Receivable (1)	$70	$1
Other Receivables (2)	62	62

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

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Interest Income
Interest Income from Valley	$296	$280	$854	$560
Interest Income from Valley Electric	1,933	1,499	3,560	2,997
Total Interest Income	$2,229	$1,779	$4,414	$3,557
Dividend Income (1)	$503	$1,700	$547	$1,700
Other Income
Residual Profit Interest	$333	$166	333	333
Total Other Income	$333	$166	$333	$333
Managerial Assistance (2)	$150	$150	$300	$300
(1) All dividends were paid from earnings and profits.
(2) No income recognized by Prospect. MA payments were paid from Valley Electric to Prospect and subsequently remitted to PA.

	Three Months Ended			Six Months Ended
	December 31, 2022	`	December 31, 2021	December 31, 2022	December 31, 2021
Repayment of loan receivable	$(503)		$—	$(547)	$—

	As of
	December 31, 2022	June 30, 2022
Interest Receivable (3)	$984	$19
Other Receivables (4)	5	5
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
We are not aware of any material legal proceedings as of December 31, 2022.

Note 16. Financial Highlights
The following is a schedule of financial highlights for the six months ended December 31, 2022 and December 31, 2021:

	Three Months Ended December 31,				Six Months Ended December 31,
	2022		2021		2022		2021
Per Share Data
Net asset value per common share at beginning of period	$10.01		$10.12		$10.48		$9.81
Net investment income(1)	0.27		0.22		0.52		0.43
Net realized and change in unrealized (losses) gains(1)	(0.09)		0.43		(0.57)		0.77
Net increase (decrease) from operations	0.18		0.65		(0.05)		1.20
Distributions of net investment income to preferred stockholders	(0.04)		(0.02)		(0.07)		(0.03)
Net increase (decrease) from operations applicable to common stockholders	0.14		0.63		(0.12)		1.17
Distributions of net investment income to common stockholders	(0.18)	(4)	(0.18)		(0.36)	(4)	(0.35)
Return of Capital to common stockholders	—	(4)	—		—	(4)	(0.01)
Common stock transactions(2)	(0.03)		(0.01)		(0.06)		(0.02)
Offering costs from issuance of preferred stock	—		—		—		(0.03)
Reclassification of preferred stock issuance costs	—		0.03		—		0.03
Net asset value per common share at end of period	$9.94		$10.60	(5)	$9.94		$10.60

Per common share market value at end of period	$6.99		$8.41		$6.99		$8.41
Total return based on market value(3)	15.74%		11.67%		5.26%		4.91%
Total return based on net asset value(3)	1.94%		7.10%		(0.17%)		13.09%
Shares of common stock outstanding at end of period	398,852,478		390,584,255		398,852,478		390,584,255
Weighted average shares of common stock outstanding	397,685,022		389,991,324		396,011,231		389,438,733

Ratios/Supplemental Data
Net assets at end of period	$3,966,391		$4,140,128		$3,966,391		$4,140,128
Portfolio turnover rate	1.00%		6.61%		2.97%		11.73%
Annualized ratio of operating expenses to average net assets applicable to common shares(8)	10.71%		8.89%		10.44%		8.98%
Annualized ratio of net investment income to average net assets applicable to common shares(8)	10.76%		8.47%		10.26%		8.42%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2022:

	Year Ended June 30,
	2022		2021		2020		2019	2018
Per Share Data
Net asset value per common share at beginning of year	$9.81		$8.18		$9.01		$9.35	$9.32
Net investment income(1)	0.88		0.75		0.72		0.85	0.79
Net realized and change in unrealized gains (losses)(1)	0.61		1.77		(0.76)		(0.46)	0.04
Net increase (decrease) from operations	1.49		2.51	(5)	(0.04)		0.39	0.83
Distributions of net investment income to preferred stockholders	(0.06)		—	(10)	—		—	—
Net increase (decrease) from operations applicable to common stockholders	1.43		2.51		(0.04)		0.39	0.83
Distributions of net investment income to common stockholders	(0.71)	(4)	(0.63)	(9)	(0.49)	(7)	(0.72)	(0.77)
Return of capital to common stockholders	(0.01)	(4)	(0.09)	(9)	(0.23)	(7)	—	—
Common stock transactions(2)	(0.05)		(0.11)		(0.07)		(0.01)	(0.03)	(4)
Offering costs from issuance of preferred stock	(0.03)		(0.04)		—		—	—
Reclassification of preferred stock issuance costs(6)	0.03		—		—		—	—
Net asset value per common share at end of year	$10.48	(5)	$9.81	(5)	$8.18		$9.01	$9.35

Per share market value at end of year	$6.99		$8.39		$5.11		$6.53	$6.71
Total return based on market value(3)	(8.59%)		85.53%		(11.35%)		8.23%	(7.42%)
Total return based on net asset value(3)	17.21%		35.52%		2.84%		7.17%	12.39%
Shares of common stock outstanding at end of year	393,164,437		388,419,573		373,538,499		367,131,025	364,409,938
Weighted average shares of common stock outstanding	390,571,648		382,705,106		368,094,299		365,984,541	361,456,075

Ratios/Supplemental Data
Net assets at end of year	$4,119,123		$3,945,517		$3,055,861		$3,306,275	$3,407,047
Portfolio turnover rate	15.92%		14.64%		16.46%		10.86%	30.70%
Ratio of operating expenses to average net assets applicable to common shares(8)	9.00%		9.98%		11.37%		11.65%	11.08%
Ratio of net investment income to average net assets applicable to common shares(8)	8.44%		8.24%		8.44%		9.32%	8.57%
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
(10)Amount is less than $0.01.
Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ended June 30, 2023:

	Investment Income		Net Investment Income		Net Realized and Unrealized (Losses) Gains		Net Increase (Decrease) in Net Assets from Operations Applicable to Common Stockholders
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2020	$142,880	$0.38	$57,545	$0.15	$110,201	$0.30	$167,746	$0.45
December 31, 2020	172,292	0.45	81,561	0.21	224,406	0.60	305,921	0.80
March 31, 2021	159,456	0.41	73,402	0.19	173,006	0.45	246,008	0.64
June 30, 2021	157,339	0.41	73,229	0.19	170,457	0.44	242,421	0.62

September 30, 2021	$169,474	$0.44	$81,369	$0.21	$130,762	$0.34	$209,724	$0.54
December 31, 2021	175,376	0.45	85,557	0.22	168,056	0.43	246,411	0.63
March 31, 2022	181,431	0.46	87,005	0.22	77,291	0.20	157,157	0.40
June 30, 2022	184,623	0.47	89,969	0.23	(137,425)	(0.35)	(56,643)	(0.14)

September 30, 2022	$202,674	$0.51	$99,266	$0.25	$(191,705)	$(0.49)	$(105,199)	$(0.27)
December 31, 2022	212,916	0.54	106,704	0.27	(34,427)	(0.09)	55,623	0.14
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
On February 8, 2023, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
March 2023	3/22/2023	4/3/2023	$0.114583
April 2023	4/19/2023	5/1/2023	$0.114583
May 2023	5/17/2023	6/1/2023	$0.114583

On February 8, 2023, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 6.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January as a result), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
March 2023	3/22/2023	4/3/2023	$0.135417
April 2023	4/19/2023	5/1/2023	$0.135417
May 2023	5/17/2023	6/1/2023	$0.135417
On February 8, 2023, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
February 2023 - April 2023	4/19/2023	5/1/2023	$0.334375
On February 8, 2023, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
February 2023	2/24/2023	3/22/2023	$0.0600
March 2023	3/29/2023	4/19/2023	$0.0600
April 2023	4/26/2023	5/18/2023	$0.0600

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
Overview
The terms “Prospect”, “the Company”, “we”, “us” and “our” mean Prospect Capital Corporation and its subsidiaries unless the context specifically requires otherwise.

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
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third-party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of December 31, 2022, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $2,821,034 and $3,457,698, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. We consolidate all wholly owned and substantially wholly owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.

Second Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended December 31, 2022, we acquired $228,220 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $45,520, funded $7,409 of revolver advances, and recorded PIK interest of $26,832, resulting in gross investment originations of $307,981. During the three months ended December 31, 2022, we received full repayments totaling $20,874, received $6,805 in sales, received $73 of revolver paydowns, and received $48,980 in partial prepayments, scheduled principal amortization payments, and return of capital distributions, resulting in net repayments of $76,732.

Debt Issuances and Redemptions
During the three months ended December 31, 2022, we repaid $1,851 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended December 31, 2022 was $46.
During the three months ended December 31, 2022, we issued $2,852 aggregate principal amount of Prospect Capital InterNotes® with a weighted average stated interest rate of 5.53%, to extend our borrowing base. The newly issued notes mature between October 15, 2025 and December 15, 2032 and generated net proceeds of $2,820.
During the three months ended December 31, 2022, we increased total commitments to the Revolving Credit Facility by $67,500 to $1,701,500 in the aggregate.
On October 17, 2022, we commenced a tender offer to purchase for cash any and all of the $283,872 then outstanding aggregate principal amount of the 2023 Notes at a price of 98.50%, plus accrued and unpaid interest (“2023 Notes October Tender Offer”). On October 26, 2022, $1,508 aggregate principal amount of the 2023 Notes were validly tendered and accepted. On November 14, 2022, we commenced a tender offer to purchase for cash any and all of the $282,364 then outstanding aggregate principal amount of the 2023 Notes at a price of 98.75%, plus accrued and unpaid interest (“2023 Notes November Tender Offer”). On November 23, 2022, $249 aggregate principal amount of the 2023 Notes were validly tendered and accepted. The 2023 Notes October and November Tender Offers resulted in our recognizing a loss of $5.
Equity Issuances
On October 20, 2022, November 17, 2022, and December 20, 2022, we issued 1,395,583, 440,526, and 468,439 shares of our common stock in connection with the dividend reinvestment plan, respectively.
During the three months ended December 31, 2022, 72,711 shares of our Series A1 Preferred Stock, 2,813 shares of our Series A3 Preferred Stock, 34,085 shares of our Series M1 Preferred Stock, and 600 shares of our Series M3 Preferred Stock were converted to 368,877 shares of our common stock, in connection with Holder Optional Conversions and Optional Redemptions Following Death of a Holder.
During the three months ended December 31, 2022, we issued 453,539 shares of our Series A1 Preferred Stock for net proceeds of $10,205, 10,187,160 shares of our Series A3 Preferred Stock for net proceeds of $229,211, 105,204 shares of our Series M1 Preferred Stock for net proceeds of $2,551, and 1,157,619 shares of our Series M3 Preferred Stock for net proceeds of $28,072, each excluding offering costs and preferred stock dividend reinvestment.

In connection with our Preferred Stock Dividend Reinvestment Plan, we issued additional Series A1 Preferred Stock and Series M1 Preferred Stock of 2,742, 4,059, and 4,599 shares throughout October, November and December 2022.

Investment Holdings
At December 31, 2022, we have $7,770,336, or 195.9%, of our net assets applicable to common shares invested in 130 long-term portfolio investments and CLOs.
Our annualized current yield was 12.9% and 11.1% as of December 31, 2022 and June 30, 2022, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 10.3% and 8.7% as of December 31, 2022 and June 30, 2022, respectively, across all investments. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
We are a non-diversified company within the meaning of the 1940 Act. As required by the 1940 Act, we classify our investments by level of control. As defined in the 1940 Act, “Control Investments” are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses a beneficial ownership of 25% or more of the voting securities of an investee company. Under the 1940 Act, “Affiliate Investments” are defined by a lesser degree of influence and are deemed to exist through owning, controlling, or holding with power to vote, 5% or more of the outstanding voting securities of another person. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments.
As of December 31, 2022, we own controlling interests in the following portfolio companies: CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”); Kickapoo Ranch Pet Resort (“Kickapoo”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); R-V Industries, Inc. (“R-V”); Universal Turbine Parts, LLC (“UTP”); USES Corp. (“United States Environmental Services” or “USES”); and Valley Electric Company, Inc. (“Valley Electric”). In June 2019, CP Energy purchased a controlling interest of the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $27,347 in senior secured term loans (the “Spartan Term Loan A”) due to us as of December 31, 2022. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, we report our investments in Spartan as control investment. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loan A.
As of December 31, 2022, we also own affiliated interests in Nixon, Inc. (“Nixon”) and RGIS Services, LLC, (“RGIS”).
The following shows the composition of our investment portfolio by level of control as of December 31, 2022 and June 30, 2022:

	December 31, 2022				June 30, 2022
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$2,821,034	37.2%	$3,457,698	44.5%	$2,732,906	38.0%	$3,438,317	45.2%
Affiliate Investments	8,996	0.1%	7,944	0.1%	242,101	3.4%	393,264	5.2%
Non-Control/Non-Affiliate Investments	4,753,800	62.7%	4,304,694	55.4%	4,221,824	58.6%	3,770,929	49.6%
Total Investments	$7,583,830	100.0%	$7,770,336	100.0%	$7,196,831	100.0%	$7,602,510	100.0%
The following shows the composition of our investment portfolio by type of investment as of December 31, 2022 and June 30, 2022:

	December 31, 2022				June 30, 2022
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Revolving Line of Credit	$43,861	0.6%	$43,944	0.6%	$39,775	0.6%	$39,746	0.5%
First Lien Debt	4,180,835	55.1%	4,076,155	52.4%	3,839,553	53.3%	3,757,960	49.4%
Second Lien Revolving Line of Credit	5,135	0.1%	4,961	0.1%	—	—%	—	—%
Second Lien Debt	1,614,431	21.3%	1,429,086	18.4%	1,588,557	22.1%	1,471,336	19.4%
Unsecured Debt	12,999	0.2%	12,860	0.2%	7,200	0.1%	7,200	0.1%
Subordinated Structured Notes	996,512	13.0%	698,957	9.0%	997,703	13.9%	711,429	9.4%
Preferred Stock	355,581	4.7%	39,527	0.5%	345,602	4.8%	47,719	0.6%
Common Stock	194,557	2.6%	1,102,742	14.1%	197,215	2.7%	1,187,620	15.6%
Membership Interest	179,919	2.4%	303,665	3.9%	181,226	2.5%	316,970	4.2%
Participating Interest	—	—%	58,439	0.8%	—	—%	62,530	0.8%
Total Investments	$7,583,830	100.0%	$7,770,336	100.0%	$7,196,831	100.0%	$7,602,510	100.0%

(1)Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.
The following shows our investments in interest bearing securities by type of investment as of December 31, 2022 and June 30, 2022:

	December 31, 2022				June 30, 2022
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Debt and First Lien Revolving Line of Credit	$4,224,696	61.6%	$4,120,099	65.8%	$3,879,328	59.9%	$3,797,706	63.4%
Second Lien Debt and Second Lien Revolving Line of Credit	1,619,566	23.7%	1,434,047	22.9%	1,588,557	24.5%	1,471,336	24.6%
Unsecured	12,999	0.2%	12,860	0.2%	7,200	0.1%	7,200	0.1%
Subordinated Structured Notes	996,512	14.5%	698,957	11.1%	997,703	15.5%	711,429	11.9%
Total Interest Bearing Investments	$6,853,773	100.0%	$6,265,963	100.0%	$6,472,788	100.0%	$5,987,671	100.0%

The following shows the composition of our investment portfolio by industry as of December 31, 2022 and June 30, 2022:

	December 31, 2022				June 30, 2022
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$110,378	1.5%	$55,564	0.7%	$108,790	1.5%	$65,766	0.9%
Air Freight & Logistics	188,719	2.5%	189,769	2.4%	178,077	2.5%	178,414	2.3%
Auto Components	134,511	1.8%	109,801	1.4%	104,499	1.5%	103,536	1.4%
Building Products	35,000	0.5%	33,817	0.4%	35,000	0.5%	34,697	0.5%
Capital Markets	42,500	0.6%	40,769	0.5%	42,500	0.6%	41,574	0.5%
Commercial Services & Supplies	479,800	6.3%	415,538	5.4%	424,795	5.9%	356,965	4.7%
Communications Equipment	59,816	0.8%	50,128	0.6%	59,780	0.8%	57,556	0.8%
Construction & Engineering	68,806	0.9%	142,582	1.8%	68,259	0.9%	145,983	1.9%
Consumer Finance	590,725	7.8%	765,892	9.9%	568,739	7.9%	765,168	10.1%
Distributors	291,500	3.8%	249,571	3.2%	278,530	3.9%	180,108	2.4%
Diversified Consumer Services	270,428	3.6%	317,750	4.1%	250,393	3.5%	365,669	4.8%
Diversified Financial Services	42,490	0.6%	42,351	0.5%	36,878	0.5%	36,878	0.5%
Diversified Telecommunication Services	164,103	2.2%	161,831	2.1%	165,966	2.3%	166,356	2.2%
Electrical Equipment	64,167	0.8%	64,167	0.8%	—	—%	—	—%
Energy Equipment & Services	303,248	4.0%	126,666	1.6%	300,496	4.2%	126,600	1.7%
Equity Real Estate Investment Trusts (REITs)	670,754	8.7%	1,376,006	17.7%	647,316	9.0%	1,399,857	18.3%
Food & Staples Retailing	27,337	0.4%	27,675	0.4%	9,262	0.1%	9,440	0.1%
Food Products	136,009	1.8%	126,849	1.6%	130,998	1.8%	127,436	1.7%
Health Care Equipment & Supplies	7,485	0.1%	6,765	0.1%	7,483	0.1%	6,966	0.1%
Health Care Providers & Services	670,494	8.8%	764,562	9.8%	660,976	9.2%	748,591	9.8%
Health Care Technology	128,513	1.7%	127,623	1.6%	89,675	1.2%	89,675	1.2%
Hotels, Restaurants & Leisure	22,629	0.3%	21,125	0.3%	23,359	0.3%	22,651	0.3%
Household Durables	127,873	1.7%	122,100	1.6%	123,175	1.7%	122,652	1.6%
Household Products	—	—%	—	—%	20,936	0.3%	20,936	0.3%
Insurance	—	—%	—	—%	21,966	0.3%	22,280	0.3%
Interactive Media & Services	218,904	2.9%	218,904	2.8%	233,204	3.2%	233,204	3.1%
Internet & Direct Marketing Retail	20,017	0.3%	14,209	0.2%	20,212	0.3%	17,454	0.2%
IT Services	360,073	4.7%	337,707	4.4%	305,311	4.2%	303,681	4.0%
Leisure Products	60,010	0.8%	58,776	0.8%	39,015	0.5%	38,757	0.5%
Machinery	108,063	1.4%	126,470	1.6%	108,780	1.5%	124,458	1.6%
Media	106,757	1.4%	149,372	1.9%	108,062	1.5%	161,140	2.1%
Online Lending	23,080	0.3%	21,798	0.3%	29,080	0.4%	29,080	0.4%
Paper & Forest Products	—	—%	—	—%	11,445	0.2%	4,952	0.1%
Personal Products	274,697	3.6%	73,023	0.9%	260,396	3.6%	59,179	0.8%
Pharmaceuticals	100,515	1.3%	100,505	1.3%	25,557	0.4%	25,962	0.3%
Professional Services	190,259	2.5%	176,388	2.3%	205,032	2.8%	203,256	2.7%
Software	52,322	0.7%	48,267	0.6%	52,295	0.7%	52,500	0.7%
Technology Hardware, Storage & Peripherals	—	—%	—	—%	12,447	0.2%	12,398	0.2%
Textiles, Apparel & Luxury Goods	169,536	2.2%	168,235	2.2%	178,428	2.5%	211,359	2.8%
Trading Companies & Distributors	65,200	0.9%	38,224	0.5%	65,216	0.9%	31,147	0.4%
Subtotal	6,386,718	84.2%	6,870,779	88.3%	6,012,328	83.4%	6,704,281	88.3%
Structured Finance(1)	1,197,112	15.8%	899,557	11.7%	1,184,503	16.6%	898,229	11.7%
Total Investments	$7,583,830	100.0%	$7,770,336	100.0%	$7,196,831	100.0%	$7,602,510	100.0%
(1) Our SSN investments do not have industry concentrations and as such have been separated in the tables above. As of December 31, 2022 and June 30, 2022, Structured Finance includes 200,600 and $186,800, respectively, of senior secured debt investments held through our investment in NPRC and its wholly-owned subsidiary.

Portfolio Investment Activity
Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans and second lien loans, though we also continue to close select equity investments. For information regarding investment activity for the three months ended December 31, 2022 and December 31, 2021 are presented below:

	Six months ended December 31,
	2022	2021
Investments in portfolio companies
Investments in new portfolio companies	$338,473	$810,424
Follow-on investments in existing portfolio companies (1)	215,103	425,905
Revolver advances	7,909	9,000
PIK interest (2)	51,026	34,712
Total investments in portfolio companies	$612,511	$1,280,041

Investments by portfolio composition
First Lien Debt	$526,903	$541,452
Second Lien Debt	76,209	721,825
Subordinated Structured Notes	—	9,518
Unsecured Debt	5,799	—
Equity	3,600	7,246
Total investments by portfolio composition	$612,511	$1,280,041

Investments repaid or sold
Partial repayments (3)	$134,928	$319,467
Full repayments	73,888	448,509
Investments sold	18,250	—
Revolver paydowns	129	84
Total investments repaid or sold	$227,195	$768,060

Investments repaid or sold by portfolio composition
First Lien Debt	$173,205	$472,013
1.5 Lien Debt	—	18,164
Second Lien Debt	46,425	268,477
Subordinated Structured Notes	—	9,406
Equity	7,565	—
Total investments repaid or sold by portfolio composition	$227,195	$768,060

Weighted average interest rates for new investments by portfolio composition (4)
First Lien Debt	10.52%	7.61%
Second Lien Debt	12.49%	9.30%
    (1) Includes follow-on investments in existing portfolio companies and refinancings, if any.
(2) During the six months ended December 31, 2022, approximately $49,728 of PIK interest capitalized was accrued as interest income and the remaining $1,298 was included due to the timing of interest payment dates and resulting capitalization occurring during the prior year. During the six months ended December 31, 2021, approximately $30,506 of PIK interest capitalized was accrued as interest income and the remaining $4,206 was included due to the timing of interest payment dates and resulting capitalization occurring during the prior year.
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
In determining the range of values for debt instruments where market quotations are not readily available, and are therefore classified as Level 3 in the fair value hierarchy, except CLOs and debt investments in controlling portfolio companies, management and the independent valuation firm estimated corporate and security credit ratings and identified corresponding yields to maturity for each loan from relevant market data. A discounted cash flow technique was then applied using the appropriate yield to maturity as the discount rate, to determine a range of values. In determining the range of values for debt investments of controlled companies and equity investments, the enterprise value was determined by applying a market approach such as using earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples, net income and/or book value multiples for similar guideline public companies and/or similar recent investment transactions and/or an income approach, such as the discounted cash flow technique. The enterprise value technique may also be used to value debt investments which are credit impaired. For stressed debt and equity investments, asset recovery analysis was used.
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $7,770,336.
Our portfolio companies are generally lower middle-market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.

Control Company Investments
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the six months ended December 31, 2022.
Credit Central Loan Company, LLC

Prospect owns 100% of the equity of Credit Central Delaware, a consolidated holding company. Credit Central Delaware owns 99.81% of Credit Central, with entities owned by Credit Central management owning the remaining 0.19% of the equity. Credit Central is a branch-based provider of installment loans.

The fair value of our investment in Credit Central decreased to $72,486 as of December 31, 2022, which represents a discount of $27,097 from its amortized cost, compared to a fair value of $76,935 as of June 30, 2022, representing a discount of $16,298 to its amortized cost basis. The increase in discount to amortized cost resulted from a decline in financial performance.

Echelon Transportation, LLC

Prospect owns 100% of the equity of Echelon, a consolidated holding company. Echelon owns 60.7% of the equity of AerLift. Echelon is an aircraft leasing company.

The fair value of our investment in Echelon decreased to $55,564 as of December 31, 2022, representing a discount of $54,814 to its amortized cost basis, compared to a fair value of $65,766 as of June 30, 2022, representing a discount of $43,024 to its amortized cost basis. The increase in discount to amortized cost resulted from lower aircraft residual values and a transfer of assets that occurred after the valuation date, but for which conditions existed as of the valuation date.

National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties, self-storage, and student housing properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly owned subsidiaries, NPRC invests in online consumer loans and RSSNs. As of December 31, 2022, we own 100% of the fully-diluted common equity of NPRC.
During the six months ended December 31, 2022, we received partial repayments of $72,852 of our loans previously outstanding with NPRC and its wholly owned subsidiaries and $4,000 as a return of capital on our equity investment in NPRC. During the six months ended December 31, 2022, we provided $104,471 of debt financing and $3,600 of equity financing to NPRC to invest in real estate property, to provide working capital, and to fund purchases of rated secured structured notes.

The online consumer loan investments held by certain of NPRC’s wholly owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 60 months to 84 months. As of December 31, 2022, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 216 individual loans, residual interest in three securitizations, and one high yield corporate bond, and had an aggregate fair value of $20,678. The average outstanding individual loan balance is approximately $2 and the loans mature on dates ranging from January 1, 2023 to April 11, 2025 with a weighted-average outstanding term of 11 months as of December 31, 2022. Fixed interest rates range from 8.0% to 36.0% with a weighted-average current interest rate of 18.6%. As of December 31, 2022, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $21,798.
As of December 31, 2022, based on outstanding principal balance, 34.8% of the online consumer loan portfolio held by certain of NPRC’s wholly-owned subsidiaries was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 40.2% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 25.0% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range			Weighted Average Interest Rate*
Super Prime	$183	$182	8.0%	-	20.5%	12.2%
Prime	211	$204	13.0%	-	25.0%	19.1%
Near Prime	131	$134	20.0%	-	36.0%	26.8%
*Weighted by outstanding principal balance of the online consumer loans.
The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of December 31, 2022, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 94 investments with a fair value of $424,746 and face value of $448,235. The average outstanding note is approximately $4,768 with an expected maturity date ranging from April 2026 to October 2033 and weighted-average expected maturity of 6 years as of December 31, 2022. Coupons range from three-month LIBOR (“3ML”) plus 5.20% to 9.23% with a weighted-average coupon of 3ML + 6.93%. As of December 31, 2022, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $200,600.
As of December 31, 2022, based on outstanding notional balance, 12.6% of the portfolio was invested in Single - B rated tranches and 87.4% of the portfolio in BB rated tranches.
As of December 31, 2022, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $894,434 and a fair value of $1,598,404, including our investment in online consumer lending and rated secured structured notes as discussed above. The fair value of $1,376,006 related to NPRC’s real estate portfolio was comprised of forty-eight multi-family properties, eight student housing properties, four senior living properties, and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of December 31, 2022:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	13,494
3	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
4	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
5	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	14,947
6	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,111
7	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	28,827
8	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	16,405
9	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	16,635
10	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	23,771
11	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	18,511
12	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,282
13	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	25,149
14	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	42,220
15	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,348
16	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,593
17	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,903
18	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	31,442
19	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	50,076
20	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
21	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	14,679
22	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
23	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	90,649
24	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	15,764
25	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	54,458
26	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,874
27	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
28	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
29	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	58,393
30	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,374

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
31	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
32	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
33	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
34	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
35	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
36	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,793
37	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,545
38	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
39	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	27,590
40	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
41	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
42	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
43	NPRC Grayson LLC	Grayson, GA	12/14/2020	47,860	40,500
44	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
45	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
46	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000
47	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
48	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,975
49	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,955
50	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,203
51	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,601
52	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	101,124
53	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	73,000
54	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
55	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	33,960
56	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	28,536
57	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	22,710
58	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
59	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
60	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
61	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
62	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
63	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,566
				$2,672,726	$2,226,850
The fair value of our investment in NPRC increased to $1,598,404 as of December 31, 2022, a premium of $703,970 from its amortized cost basis compared to a fair value of $1,615,737 as of June 30, 2022, representing a premium of $752,541. The decrease in premium is primarily driven by a decrease in like-for-like property values due to a rise in discount rates and terminal capitalization rates, partially offset by an increase in market interest rates and growth in net operating income in our real estate portfolio.

Our controlled investments, including those discussed above, are valued at $636,664 above their amortized cost as of December 31, 2022.

Affiliate and Non-Control Company Investments

We hold two affiliate investments at December 31, 2022 (Nixon, Inc. and RGIS Services, LLC, (“RGIS”)) with a total fair value of $7,944, a discount of $1,052 from their combined amortized cost. We held four affiliate investments at June 30, 2022 (Nixon, Inc., RGIS, Targus Cayman HoldCo Limited (“Targus”), and PGX Holdings, Inc. (“PGX”)) with a total fair value of $393,264, representing a $151,163 premium to its amortized cost. The decrease in premium is primarily driven by our equity sale of Targus and the restructuring of PGX, which drove a transfer of PGX’s investment classification from affiliate to non-control/non-affiliate as of December 31, 2022.

With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. However, as of December 31, 2022, four of our non-control/ non-affiliate investments, United Sporting Companies, Inc. (“USC”), Engine Group, Inc. (“Engine”), Curo Group Holdings Corp. (“Curo”), and K&N (“K&N Parent, Inc.) are valued at discounts to amortized cost of $81,169, $29,727, $25,003, and $24,377, respectively. As of December 31, 2022, our CLO investment portfolio is valued at a $297,555 discount to amortized cost. Excluding USC, Engine, Curo, K&N, and the CLO investment portfolio, the fair value of our non-control/non-affiliate investments at December 31, 2022 are valued at $8,725 above their amortized cost and did not experience significant changes in operating performance or value.

Our largest non-control/non-affiliate investment is PGX, which is valued at $58,246 above its amortized cost and represents approximately 7.7% of our Net Asset Value as of December 31, 2022. PGX is a credit repair solutions company.

Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of December 31, 2022 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in March 2019; Public Notes which we issued in March 2013, October 2018, January 2021, May 2021 and September 2021; and Prospect Capital InterNotes® which we issue from time to time. As of December 31, 2022, our equity capital is comprised of common and preferred equity.
The following table shows our outstanding debt as of December 31, 2022:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$754,305	$14,895	$754,305	$754,305	1M SOFR +	2.05%

2025 Notes		156,168	2,024	154,144	156,543	6.63%
Convertible Notes		156,168		154,144	156,543

2023 Notes		282,115	174	281,941	282,391	6.07%
6.375%	2024 Notes	81,240	208	81,032	81,109	6.57%
2026 Notes		400,000	6,197	393,803	352,964	3.98%
3.364%	2026 Notes	300,000	5,384	294,616	250,581	3.60%
3.437%	2028 Notes	300,000	7,626	292,374	233,637	3.64%
Public Notes		1,363,355		1,343,766	1,200,682

Prospect Capital InterNotes®		350,045	6,931	343,114	295,587	5.74%
Total		$2,623,873		$2,595,329	$2,407,117
The following table shows our outstanding debt as of June 30, 2022:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$839,464	$10,801	$839,464	$839,464	1ML +	2.05%

2022 Notes		60,501	18	60,483	60,753	5.63%
2025 Notes		156,168	2,459	153,709	158,094	6.63%
Convertible Notes		216,669		214,192	218,847

2023 Notes		284,219	600	283,619	286,101	6.07%
6.375%	2024 Notes	81,240	299	80,941	82,084	6.57%
2026 Notes		400,000	7,134	392,866	355,316	3.98%
3.364%	2026 Notes	300,000	6,026	293,974	254,931	3.60%
3.437%	2028 Notes	300,000	8,222	291,778	229,866	3.64%
Public Notes		1,365,459		1,343,178	1,208,298
		0
Prospect Capital InterNotes®		347,564	7,122	340,442	285,822	5.71%
Total		$2,769,156		$2,737,276	$2,552,431
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of December 31, 2022:

	Payments Due by Fiscal Year
	Total	Remainder of 2023	2024	2025	2026	2027	After 5 Years
Revolving Credit Facility	$754,305	$—	$—	$—	$—	$—	$754,305
Convertible Notes	156,168	—	—	156,168	—	—	—
Public Notes	1,363,355	282,115	81,240	—	400,000	300,000	300,000
Prospect Capital InterNotes®	350,045	—	662	1,499	32,678	75,070	240,136
Total Contractual Obligations	$2,623,873	$282,115	$81,902	$157,667	$432,678	$375,070	$1,294,441
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

Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective September 15, 2022, we completed an extension and upsizing of the revolving credit facility (the “2022 Facility” or the “Revolving Credit Facility”). The lenders have extended commitments of $1,701,500 as of December 31, 2022. The 2022 Facility includes an accordion feature which allows commitments to be increased up to $2,000,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extends the maturity date to September 15, 2027 and the revolving period through September 15, 2026, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.
As of December 31, 2022 and June 30, 2022, we had $805,571 and $660,536, respectively, available to us for borrowing under the Revolving Credit Facility, net of $754,305 and $839,464 outstanding borrowings as of the respective balance sheet dates. Refer to Note 4. Revolving Credit Facility within our consolidated financial statements for additional details.
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
As of June 30, 2022, the outstanding principal amount of the 2022 Notes was $60,501. Following maturity during the six months ended December 31, 2022, none of the 2022 Notes remain outstanding.
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

As of December 31, 2022 and June 30, 2022, the outstanding principal amount of the 2025 Notes were $156,168 and $156,168, respectively. Refer to Note 5. Convertible Notes within our consolidated financial statements for additional details.

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
As of December 31, 2022 and June 30, 2022, the outstanding aggregate principal amount of the 2023 Notes was $282,115 and $284,219, respectively.

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
As of December 31, 2022 and June 30, 2022, the outstanding aggregate principal amount of the 6.375% 2024 Notes was $81,240 and $81,240, respectively.
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
As of December 31, 2022 and June 30, 2022, the outstanding aggregate principal amount of the 2026 Notes was $400,000 and $400,000, respectively.

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
As of December 31, 2022 and June 30, 2022, the outstanding aggregate principal amount of the 3.364% 2026 Notes was $300,000 and $300,000, respectively.
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
As of December 31, 2022 and June 30, 2022, the outstanding aggregate principal amount of the 3.437% 2028 Notes was $300,000 and $300,000, respectively.
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
We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of December 31, 2022 and June 30, 2022, the aggregate principal amount of Prospect Capital InterNotes® outstanding were $350,045 and $347,564, respectively. Refer to Note 7. Prospect Capital InterNotes® within our consolidated financial statements for additional details.
Net Asset Value Applicable to Common Stockholders
During the six months ended December 31, 2022, our net asset value applicable to common shares decreased by $152,732 or $0.54 per common share. The decrease was primarily attributable to a decrease in net realized and net change in unrealized losses of $226,132, or $0.57 per basic weighted average common share. During the six months ended December 31, 2022, net investment income of $205,970, or $0.52 per basic weighted average common share, also exceeded distributions to common and preferred stockholders of $172,156 (including distributions classified as return of capital distributions to common stockholders), or $0.43 per basic weighted average common share, resulting in a net increase of $0.09 per basic weighted average common share. The increase was partially offset by $0.06 of dilution per common share related to common stock issuances through our dividend reinvestment program for the six months ended December 31, 2022. The following table shows the calculation of net asset value per common share as of December 31, 2022 and June 30, 2022:

	December 31, 2022	June 30, 2022
Net assets available to common stockholders	$3,966,391	$4,119,123
Shares of common stock issued and outstanding	398,852,478	393,164,437
Net asset value per common share	$9.94	$10.48

Results of Operations
Operating results for the three and six months ended December 31, 2022 and December 31, 2021 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Investment income	$212,916	$175,376	$415,590	$344,850
Operating expenses	106,212	89,819	209,620	177,924
Net investment income	106,704	85,557	205,970	166,926
Net realized gains (losses) from investments	16,298	(9,227)	(6,879)	(9,828)
Net change in unrealized (losses) gains from investments	(50,673)	181,134	(219,173)	317,854
Net realized (losses) on extinguishment of debt	(52)	(3,851)	(80)	(9,208)
Net increase (decrease) in net assets resulting from operations	72,277	253,613	(20,162)	465,744
Preferred stock dividend	16,654	7,202	29,414	9,609
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stockholders	$55,623	$246,411	$(49,576)	$456,135

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

The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Interest income	$190,876	$142,173	$365,194	$288,444
Dividend income	2,217	5,704	5,118	6,971
Other income	19,823	27,499	45,278	49,435
Total investment income	$212,916	$175,376	$415,590	$344,850

Average debt principal of performing interest bearing investments(1)	$7,161,357	$6,014,947	$7,070,235	$5,896,373
Weighted average interest rate earned on performing interest bearing investments(1)	10.43%	9.25%	10.11%	9.57%
Average debt principal of all interest bearing investments(2)	$7,493,214	$6,298,175	$7,390,275	$6,177,381
Weighted average interest rate earned on all interest bearing investments(2)	9.97%	8.83%	9.67%	9.14%
(1) Excludes equity investments and non-accrual loans.
(2) Excludes equity investments.
The average interest earned on interest bearing performing assets increased from 9.25% for the three months ended December 31, 2021 to 10.43% for the three months ended December 31, 2022. The average interest earned on all interest bearing assets increased from 8.83% for the three months ended December 31, 2021 to 9.97% for the three months ended December 31, 2022. The weighted average interest rate earned on our portfolio increased by 1.18% due to a increase in the weighted average interest rate earned on our portfolio primarily due to LIBOR/SOFR rates rising above our floors amongst our interest-bearing investments, for which interest income increased from $117,709 to $163,418, for the three months ended December 31, 2021 and 2022, respectively. This was partially offset by a decline in early repayments, which caused an increase in accelerated income and prepayment premium income in the prior year, resulting in a decline in interest income from $6,208 to $1,410, for the three months ended December 31, 2021 and 2022, respectively. The weighted average interest rate also increased by 0.23% for our structured credit investments which was due to an increase in income from $18,256 to $26,047, for the three months ended December 31, 2021 and 2022, respectively which was caused by a decrease in the reinvestment price.

The average interest earned on interest bearing performing assets increased from 9.57% for the six months ended December 31, 2021 to 10.11% for the six months ended December 31, 2022. The average interest earned on all interest bearing assets increased from 9.14% for the six months ended December 31, 2021 to 9.67% for the six months ended December 31, 2022. The weighted average interest rate earned on our portfolio increased by 0.54% due to a increase in the weighted average interest rate earned on our portfolio primarily due to LIBOR/SOFR rates rising above our floors amongst our interest-bearing investments, for which interest income increased from $231,102 to $312,804, for the six months ended December 31, 2021 and 2022, respectively. This was partially offset by a decline in early repayments, which caused an increase in accelerated income and prepayment premium income in the prior year, resulting in a decline in interest income from $16,253 to $3,447, for the six months ended December 31, 2021 and 2022, respectively.

Investment income is also generated from dividends and other income which is less predictable than interest income. The following table describes dividend income earned for the three and six months ended December 31, 2022 and December 31, 2021, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Dividend income
NMMB, Inc.	$617	$3,046	$1,710	$3,046
Valley Electric Company, Inc.	503	1,700	547	1,700
RGIS Services, LLC	—	—	1,374	—
Nationwide Loan Company LLC	—	500	—	1,750
R-V Industries, Inc.	—	441	—	441
Other, net	1,097	17	1,487	34
Total dividend income	$2,217	$5,704	$5,118	$6,971

Other income is comprised of structuring fees, amendment fees, royalty interests, settlement of net profits interests, settlement of residual profits interests, administrative agent fees and other miscellaneous and sundry cash receipts. The following table describes other income earned for the three and six months ended December 31, 2022 and December 31, 2021, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Structuring and amendment fees
NH Kronos Buyer, Inc.	$2,063	$—	$2,063	$—
Faraday Buyer, LLC	2,012	—	2,012
WatchGuard Technologies, Inc.	—	—	2,275	$—
Burgess Point Purchaser Corporation	—	—	1,200	—
USG Intermediate, LLC	—	—	600	—
First Tower Finance Company LLC	—	—	—	7,234
PGX Holdings, Inc.	—	—	—	3,779
OneTouchPoint Corp.	—	—	—	—
Magnate Worldwide, LLC	—	2,850	—	2,850
PeopleConnect Intermediate, LLC	—	2,495	—	2,495
Broder	—	2,239	—	2,239
DRI Holding Inc.	—	2,238	—	2,238
BCPE Osprey Buyer, Inc.	—	1,812	—	1,812
BCPE North Star US Holdco 2, Inc.	—	1,463	—	1,463
National Property REIT Corp.	—	1,222	—	1,222
Victor Technology, LLC	—	600	—	600
Medical Solutions Holdings, Inc.	—	530	—	530
Other, net	1,028	1,404	1,580	2,352
Total structuring and amendment fees	$5,103	$16,853	$9,730	$28,814
Royalty and net revenue interests
National Property REIT Corp.	$14,269	$10,315	$34,934	$19,940
Other, net	340	172	353	354
Total royalty and net revenue interests	$14,609	$10,487	$35,287	$20,294
Administrative agent fees
Other, net	$111	$159	$261	$327
Total administrative agent fees	$111	$159	$261	$327
Total other income	$19,823	$27,499	$45,278	$49,435
Other income for the three months ended December 31, 2022 decreased by $7,676 compared to the three months ended December 31, 2021 primarily due to an $11,750 decrease in structuring fees offset by an increase of $3,954 in net revenue interests from NPRC as a result of real estate asset sales.
Other income for the six months ended December 31, 2022 decreased by $4,157 compared to the six months ended December 31, 2021 primarily due to a $19,084 decrease in structuring fees offset by an increase of $14,994 in net revenue interests from NPRC as a result of real estate asset sales.
Income recognized from dividend income, prepayment premium from early repayments, structuring fees and amendment fees related to specific loan positions is considered to be non-recurring income. For the three months ended December 31, 2022 and December 31, 2021, we recognized $7,419 and $24,992 of non-recurring income, respectively. The $17,573 decrease in non-recurring income during three months ended December 31, 2022 is primarily due to the $11,750 decrease in structuring and amendment fees discussed above. In addition to a decrease of $3,487 in dividend income and a decrease of $2,336 in prepayment premium income.
Income recognized from dividend income, prepayment premium from early repayments, structuring fees and amendment fees related to specific loan positions is considered to be non-recurring income. For the six months ended December 31, 2022 and December 31, 2021, we recognized $15,418 and $41,299 of non-recurring income, respectively. The $25,881 decrease in non-recurring income during six months ended December 31, 2022 is primarily due to the $19,084 decrease in structuring and amendment fees discussed above. In addition to a decrease of $4,944 in prepayment premium income and a decrease of $1,853 in dividend income

Operating Expenses
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
The following table describes the various components of our operating expenses:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Base management fee	$38,882	$33,843	$77,196	$66,046
Income incentive fee	22,505	19,589	44,131	39,329
Interest and credit facility expenses	37,783	29,679	71,653	57,717
Allocation of overhead from Prospect Administration	3,618	2,239	6,717	6,765
Audit, compliance and tax related fees	236	329	2,537	946
Directors’ fees	131	113	262	229
Other general and administrative expenses	3,057	4,027	7,124	6,892
Total operating expenses	$106,212	$89,819	$209,620	$177,924
Total gross and net base management fee was $38,882 and $33,843 for the three months ended December 31, 2022 and December 31, 2021, respectively. The increase in total gross base management fee is directly related to an increase in average total assets.
Total gross base management fee was $77,196 and $66,046 for the six months ended December 31, 2022 and December 31, 2021, respectively. The increase in total gross base management fee is directly related to a increase in average total assets.
For the three months ended December 31, 2022 and December 31, 2021, we incurred $22,505 and 19,589 of income incentive fees, respectively. This increase was driven by a corresponding increase in pre-incentive fee net investment income (net of preferred stock dividends) from $97,944 for the three months ended December 31, 2021 to $112,555 for the three months ended December 31, 2022. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
For the six months ended December 31, 2022 and December 31, 2021, we incurred $44,131 and $39,329 of income incentive fees, respectively. This increase was driven by a corresponding increase in pre-incentive fee net investment income (net of preferred stock dividends) from $196,646 for the six months ended December 31, 2021 to $220,687 for the six months ended December 31, 2022. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended December 31, 2022 and December 31, 2021, we incurred $37,783 and $29,679 respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). During the six months ended December 31, 2022 and December 31, 2021, we incurred $71,653 and $57,717, respectively, of interest expenses related to our Notes. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Interest on borrowings	$34,255	$25,292	$65,066	$49,537
Amortization of deferred financing costs	1,790	2,190	3,482	4,105
Accretion of discount on unsecured debt	772	746	1,539	1,319
Facility commitment fees	966	1,451	1,566	2,756
Total interest and credit facility expenses	$37,783	$29,679	$71,653	$57,717

Average principal debt outstanding	$2,840,667	$2,477,511	$2,843,085	$2,378,136
Annualized weighted average stated interest rate on borrowings(1)	4.82%	4.08%	4.58%	4.17%
Annualized weighted average interest rate on borrowings(2)	5.32%	4.79%	5.04%	4.85%
(1)Includes only the stated interest expense.
(2)Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.
Interest expense increased from $25,292 for the three months ended December 31, 2021 to $34,255 for the three months ended December 31, 2022. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) increased from 4.08% for the three months ended December 31, 2021 to 4.82% for the three months ended December 31, 2022. The weighted average interest rate on borrowings increased from 4.79% for the three months ended December 31, 2021 to 5.32% for the three months ended December 31, 2022. Both increases are primarily due to an increase of interest expense from increased LIBOR rates for our Revolving Credit Facility offset by a decrease of interest expense from redemptions of our Prospect Capital InterNotes® and issuances of these notes at lower rates, as well as repurchases of our Convertible Notes and June 2029 Baby Bond.
Interest expense increased from $49,537 for the six months ended December 31, 2021 to $65,066 for the six months ended December 31, 2022. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) increased from 4.17% for the six months ended December 31, 2021 to 4.58% for the six months ended December 31, 2022. The weighted average interest rate on borrowings increased from 4.85% for the three months ended December 31, 2021 to 5.04% for the three months ended December 31, 2022. Both increases are primarily due to an increase of interest expense from increased LIBOR rates for our Revolving Credit Facility offset by a decrease of interest expense from redemptions of our Prospect Capital InterNotes® and issuances of these notes at lower rates, as well as repurchases of our Convertible Notes and June 2029 Baby Bond.
The allocation of net overhead expense from Prospect Administration was $3,618 and $2,239 for the three months ended December 31, 2022 and December 31, 2021, respectively.
The allocation of net overhead expense from Prospect Administration was $6,717 and $6,765 for the six months ended December 31, 2022 and December 31, 2021, respectively. Prospect Administration received estimated payments of $271 and $4,315 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal services during the six months ended December 31, 2022 and December 31, 2021, respectively. In addition, we were given a credit in the amount of $1,212 for legal expenses incurred on behalf of our portfolio companies that were remitted to Prospect Administration during the six months ended December 31, 2022. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $3,424 and $4,469 for the three months ended December 31, 2022 and December 31, 2021, respectively. The decrease was primarily attributable to a decrease in other general and administrative expenses offset by an increase in legal fees.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $9,923 and $8,067 for the six months ended December 31, 2022 and December 31, 2021, respectively. The increase was primarily attributable to an increase in audit, compliance and tax related fees.

Net Realized Gains (Losses)
The following table details net realized gains (losses) from investments for the three months ended December 31, 2022 and December 31, 2021:

	Three Months Ended December 31,
Portfolio Company	2022	2021
Targus Group International, Inc.	16,143	—
NMMB Inc.	(618)	—
Sudbury Mill CLO, Ltd.	759	(9,406)
Other, net	14	179
Net realized (losses) gains	$16,298	$(9,227)

	Six Months Ended December 31,
Portfolio Company	2022	2021
Venio LLC	$(14,472)	$—
Dunn Paper, Inc.	(8,791)	—
NMMB Inc.	(1,711)	—
Targus Group International, Inc.	16,143	—
Sudbury Mill CLO, Ltd.	1,065	(9,406)
Voya CLO 2012-2, Ltd.	433	—
Voya CLO 2012-3, Ltd.	440	—
Other, net	14	(422)
Net realized (losses)	$(6,879)	$(9,828)
Net Realized Loss from Extinguishment of Debt
During the three months ended December 31, 2022 and December 31, 2021, we recorded a net realized loss from the extinguishment of debt of $52 and $3,851, respectively. During the six months ended December 31, 2022 and December 31, 2021, we recorded a net realized loss from the extinguishment of debt of $80 and $9,208, respectively. Refer to Capitalization for additional discussion.
Change in Unrealized Gains (Losses)
The following table details net change in unrealized (losses) gains for our portfolio for the six months ended December 31, 2022 and December 31, 2021, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Control investments	$(21,458)	$134,066	$(68,747)	$256,396
Affiliate investments	(18,248)	31,589	(89,034)	37,626
Non-control/non-affiliate investments	(10,967)	15,479	(61,392)	23,832
Net change in unrealized gains (losses)	$(50,673)	$181,134	$(219,173)	$317,854

The following table reflects net change in unrealized gains (losses) on investments for the three months ended December 31, 2022:

Net Change in Unrealized Gains (Losses)
Town & Country Holdings, Inc.	$44,268
United Sporting Companies, Inc.	16,485
InterDent, Inc.	13,374
First Tower Finance Company LLC	12,901
CP Energy Services Inc.	6,665
Research Now Group, Inc. & Survey Sampling International LLC	(6,434)
Echelon Transportation, LLC	(6,458)
Securus Technologies Holdings, Inc.	(6,496)
Rising Tide Holdings, Inc.	(8,494)
NMMB, Inc.	(12,629)
K&N Parent, Inc.	(12,734)
Targus Cayman HoldCo Limited	(16,964)
Other, net	(34,125)
National Property REIT Corp.	(40,032)
Net change in unrealized losses	$(50,673)
The following table reflects net change in unrealized gains (losses) on investments for the three months ended December 31, 2021:

Net Change in Unrealized Gains (Losses)
National Property REIT Corp.	$124,718
PGX Holdings, Inc.	26,723
Subordinated Structured Notes	17,661
NMMB, Inc.	15,027
First Tower Finance Company LLC	11,247
Other, net	5,303
InterDent, Inc.	(7,640)
Pacific World Corporation	(11,905)
Net change in unrealized gains	$181,134
The following table reflects net change in unrealized gains (losses) on investments for the six months ended December 31, 2022:

Net Change in Unrealized Gains (Losses)
Town & Country Holdings, Inc.	$39,785
United Sporting Companies, Inc.	16,454
InterDent, Inc.	9,733
The RK Logistics Group, Inc.	7,379
Universal Turbine Parts, LLC	7,093
Dunn Paper, Inc.	6,493
Securus Technologies Holdings, Inc.	(7,464)
Precisely Software Incorporated (f/k/a Vision Solutions, Inc.)	(7,871)
NMMB, Inc.	(7,878)
Curo Group Holdings Corp.	(8,524)
Redstone Holdco 2 LP	(9,917)
Rising Tide Holdings, Inc.	(10,373)
Research Now Group, Inc. & Survey Sampling International LLC	(10,431)
Credit Central Loan Company, LLC	(10,799)
Subordinated Structured Notes	(11,281)
Echelon Transportation, LLC	(11,790)
K&N Parent, Inc.	(23,017)
Targus Cayman HoldCo Limited	(33,202)
Other, net	(48,298)
National Property REIT Corp.	(48,571)
PGX Holdings, Inc.	(56,694)
Net change in unrealized losses	$(219,173)
The following table reflects net change in unrealized gains (losses) on investments for the six months ended December 31, 2021:

Net Change in Unrealized Gains (Losses)
National Property REIT Corp.	$198,569
NMMB, Inc.	31,903
Subordinated Structured Notes	27,745
PGX Holdings, Inc.	26,825
First Tower Finance Company LLC	26,650
InterDent, Inc.	19,292
Targus Cayman HoldCo Limited	9,305
Credit Central Loan Company, LLC	7,661
Other, net	2,266
USES Corp.	(8,108)
Echelon Transportation, LLC	(9,339)
Pacific World Corporation	(14,915)
Net change in unrealized gains	$317,854
Financial Condition, Liquidity and Capital Resources
For the six months ended December 31, 2022 and December 31, 2021, our operating activities used $197,422 and $301,585 of cash, respectively. The $104,163 decrease is primarily driven by a $677,705 decrease in originations offset by a $537,916 increase in repayments for the six months ended December 31, 2022 compared to the six months ended December 31, 2021. There were no investing activities for the six months ended December 31, 2022 and December 31, 2021. Financing activities provided $232,144 and $283,001 of cash during the six months ended December 31, 2022 and December 31, 2021, respectively, which included dividend payments of $140,516 and $131,356, respectively. The $50,857 decrease in cash provided by our financing activities is primarily driven by a $266,386 decrease in net debt repayments, offset by a $227,585 increase in issuance of preferred stock, for the six months ended December 31, 2022 compared to the six months ended December 31, 2021.

Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to our stockholders.

Our primary sources of funds have historically been issuances of debt and equity. We have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the six months ended December 31, 2022, we borrowed 628,400 and we made repayments totaling 713,559 under the Revolving Credit Facility. As of December 31, 2022, our outstanding balance on the Revolving Credit Facility was $754,305. As of December 31, 2022, we had, net of unamortized discount and debt issuance costs, $154,144 outstanding on the Convertible Notes, $1,343,766 outstanding on the Public Notes and $343,114 outstanding on the Prospect Capital InterNotes® (See “Capitalization” above).
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of December 31, 2022 and June 30, 2022, we had $85,075 and $43,934, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of December 31, 2022 and June 30, 2022.
On February 13, 2020, we filed a registration statement on Form N-2 (File No. 333-236415) that was effective upon filing pursuant to Rule 462(e) under the Securities Act as permitted under the Small Business Credit Availability Act. The registration statement permits us to issue, through one or more transactions, an indeterminate amount of securities, consisting of common stock, preferred stock, debt securities, subscription rights to purchase our securities, warrants representing rights to purchase our securities or separately tradable units combining two or more of our securities.
Preferred Stock
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”), as amended on June 9, 2022 and October 7, 2022, pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and dealer manager for the Company’s offering of up to 60,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock will initially be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”), the 6.50% Series A3 Preferred Stock (“Series A3 Preferred Stock”), and the 6.50% Series M3 Preferred Stock (“Series M3 Preferred Stock”). In connection with such offering, on August 3, 2020, June 9, 2022 and Octoebr 11, 2022, we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland (“SDAT”), reclassifying and designating 120,000,000, 60,000,000 and 120,000,000 shares, respectively, of the Company’s authorized and unissued shares of common stock into shares of preferred stock as “Convertible Preferred Stock.”
On October 30, 2020, and as amended on February 18, 2022 and October 7, 2022, we entered into a Dealer Manager Agreement with InspereX LLC, pursuant to which InspereX LLC has agreed to serve as the Company’s agent and dealer manager for the Company’s offering of up to 10,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock will initially be issued in multiple series, including the 5.50% Series AA1 Preferred Stock (the “Series AA1 Preferred Stock”), the 5.50% Series MM1 Preferred Stock (the “Series MM1 Preferred Stock”), the 6.50% Series AA2 Preferred Stock (the “Series AA2 Preferred Stock”), and the 6.50% Series MM2 Preferred Stock (the “Series MM2 Preferred Stock” and together with the Series M1 Preferred Stock, the Series M2 Preferred Stock, and the Series M3 Preferred Stock, the “Series M Preferred Stock” and the Series MM2 Preferred Stock, together with the Series AA2 Preferred Stock, the Series A3 Preferred Stock and the Series M3 Preferred Stock, the “6.50% Preferred Stock”). In connection with such offering, on October 30, 2020, February 17, 2022 and October 11, 2022, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 80,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as Convertible Preferred Stock. On May 19, 2021, we entered into an Underwriting Agreement with UBS Securities LLC, relating to the offer and sale of 187,000 shares, par value $0.001 per share, of 5.50% Series A2 Preferred Stock, with a liquidation preference of $25.00 per share (the “Series A2 Preferred Stock”, and together with the Series A1 Preferred Stock, Series M1 Preferred Stock, Series M2 Preferred Stock, Series AA1 Preferred Stock, and Series MM1 Preferred Stock, the “5.50% Preferred Stock”). The issuance of the Series A2 Preferred Stock settled on May 26, 2021. In connection with such offering, on May 19, 2021, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 1,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as Convertible Preferred Stock.

In connection with the offerings of the 5.50% Preferred Stock and the 6.50% Preferred Stock, we adopted and amended, respectively, a preferred stock dividend reinvestment plan (the “Preferred Stock Plan” or the “Preferred Stock DRIP”), pursuant to which holders of the 5.50% Preferred Stock and the 6.50% Preferred Stock will have dividends on their 5.50% Preferred Stock and 6.50% Preferred Stock automatically reinvested in additional shares of such 5.50% Preferred Stock and 6.50% Preferred Stock, at a price per share of $25.00, if they elect.

Each series of 5.50% Preferred Stock and 6.50% Preferred Stock ranks (with respect to the payment of dividends and rights upon liquidation, dissolution or winding up) (a) senior to our common stock, (b) on parity with each other series of our preferred stock, and (c) junior to our existing and future secured and unsecured indebtedness. See Note 8, Fair Value and Maturity of Debt Outstanding for further discussion on our senior securities.
At any time prior to the listing of the 5.50% Preferred Stock and 6.50% Preferred Stock on a national securities exchange, shares of the 5.50% Preferred Stock are convertible, at the option of the holder of the 5.50% Preferred Stock and the 6.50% Preferred Stock (the “Holder Optional Conversion”). We will settle any Holder Optional Conversion by paying or delivering, as the case may be, (A) any portion of the Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the Settlement Amount, minus (b) any portion of the Settlement Amount that we elect to pay in cash, divided by (2) the arithmetic average of the daily volume weighted average price of shares of our common stock over each of the five consecutive trading days ending on the Holder Conversion Exercise Date (such arithmetic average, the “5-day VWAP”). For the Series A1 Preferred Stock, the Series A3 Preferred Stock, the Series AA1 Preferred Stock, the Series AA2 Preferred Stock and the Series A2 Preferred Stock, “Settlement Amount” means (A) $25.00 per share (the “Stated Value”), plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the applicable Holder Optional Conversion Fee for the respective Holder Conversion Deadline. For the Series M Preferred Stock, “Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the applicable Series M Clawback, if any. “Series M Clawback”, if applicable, means an amount equal to the aggregate amount of all dividends, whether paid or accrued, on such share of Series M Stock in the three full months prior to the Holder Conversion Exercise Date. Subject to certain limited exceptions, we will not pay any portion of the Settlement Amount in cash (other than cash in lieu of fractional shares of our common stock) until the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred Stock has been issued. Beginning on the five year anniversary of the date on which a share of 5.50% Preferred Stock is issued, we may elect to settle all or a portion of any Holder Optional Conversion in cash without limitation or restriction. The right of holders to convert a share of 5.50% Preferred Stock or 6.50% Preferred Stock will terminate upon the listing of such share on a national securities exchange.
Subject to certain limited exceptions allowing earlier redemption, beginning on the earlier of the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred Stock has been issued, or, for listed shares of 5.50% Preferred Stock, five years from the earliest date on which any series that has been listed was first issued (the earlier of such dates, the “Redemption Eligibility Date”), such share of 5.50% Preferred Stock or 6.50% Preferred Stock may be redeemed at any time or from time to time at our option (the “Issuer Optional Redemption”), at a redemption price of 100% of the Stated Value of the shares of 5.50% Preferred Stock or 6.50% Preferred Stock to be redeemed plus unpaid dividends accrued to, but not including, the date fixed for redemption.
Subject to certain limitations, each share of 5.50% Preferred Stock or 6.50% Preferred Stock may be converted at our option (the “Issuer Optional Conversion”). We will settle any Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the 5-day VWAP, subject to our ability to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value if the 5-day VWAP represents a discount to our net asset value per share of common stock. For the 5.50% Preferred Stock and 6.50% Preferred Stock, “IOC Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the date fixed for conversion. In connection with an Issuer Optional Conversion, we will use commercially reasonable efforts to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value. If we do not have or obtain any required stockholder approval under the 1940 Act to sell our common stock below net asset value and the 5-day VWAP is at a discount to our net asset value per share of common stock, we will settle any conversions in connection with an Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the NAV per share of common stock at the close of business on the business day immediately preceding the date of conversion. We will not pay any portion of the IOC Settlement Amount from an Issuer Optional Conversion in cash (other than cash in lieu of fractional shares of our common stock) until the Redemption Eligibility Date. Beginning on the Redemption Eligibility Date, we may elect to settle any Issuer Optional Conversion in cash without limitation or restriction. In the event that we exercise an Issuer Optional Conversion with respect to any shares of 5.50% Preferred Stock, the holder of such 5.50% Preferred Stock may instead elect a Holder Optional Conversion with respect to such 5.50% Preferred Stock or 6.50% Preferred Stock provided that the date of conversion for such Holder Optional Conversion would occur prior to the date of conversion for an Issuer Optional Conversion.
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
We determined the estimated value as of December 31, 2022 of our 5.50% Preferred Stock and 6.50% Preferred Stock, with a $25.00 stated value per share. We engaged a third-party valuation service to assist in our determination based on the calculation resulting from the total equity on our Consolidated Statements of Assets and Liabilities in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 (the “Form 10-Q”), which was prepared in accordance with U.S. generally accepted accounting principles in the United States of America, adjusted for the fair value of our investments (i.e. from our Consolidated Schedule of Investments) and total liabilities, divided by the number of shares of our Preferred Stock outstanding. Based on this methodology and because the result from the calculation above is greater than the $25.00 per share stated value of our 5.50% Preferred Stock and 6.50% Preferred Stock, the estimated value of our 5.50% Preferred Stock and 6.50% Preferred Stock as of December 31, 2022 is $25.00 per share.
Common Stock
Our common stockholders’ equity accounts as of December 31, 2022 and June 30, 2022 reflect cumulative shares issued, net of shares repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50%     and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemption Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
We did not repurchase any shares of our common stock for the six months ended December 31, 2022 or December 31, 2021. As of December 31, 2022, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
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
Recent Developments
On February 8, 2023, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
March 2023	3/22/2023	4/3/2023	$0.114583
April 2023	4/19/2023	5/1/2023	$0.114583
May 2023	5/17/2023	6/1/2023	$0.114583

On February 8, 2023, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 6.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January as a result), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
March 2023	3/22/2023	4/3/2023	$0.135417
April 2023	4/19/2023	5/1/2023	$0.135417
May 2023	5/17/2023	6/1/2023	$0.135417
On February 8, 2023, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
February 2023 - April 2023	4/19/2023	5/1/2023	$0.334375
On February 8, 2023, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
February 2023	2/24/2023	3/22/2023	$0.0600
March 2023	3/29/2023	4/19/2023	$0.0600
April 2023	4/26/2023	5/18/2023	$0.0600

Critical Accounting Estimates
For discussion of critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended June 30, 2022.
Recent Accounting Pronouncements
For discussion of recent accounting pronouncements, refer to Note 2 within the accompanying notes to the consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and equity price risk. Uncertainty with respect to the economic effects of rising interest rates in response to inflation, the war in Russia and Ukraine and the ongoing geopolitical uncertainty has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. Concerning these risks and their potential impact on our business and our operating results, see Part I, Item 1A. Risk Factors, “Risks Relating to Our Business” in our Annual Report on Form 10-K.
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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, EURO Interbank Offer Rate, the Federal Funds Rate, Secured Overnight Financing Rate (“SOFR”) or the Prime Rate. The floating interest rate loans may be subject to a LIBOR or SOFR floor. Our loans typically have durations of one, two, three, six or twelve months after which they reset to current market interest rates. As of December 31, 2022, 82.61% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.

Interest on borrowings under the Revolving Credit Facility are based on a floating rate of one-month SOFR plus 205 basis points with no minimum SOFR floor and an outstanding balance of $754,305 as of December 31, 2022. Lender fees charged on the unused portion of the Revolving Credit Facility, the Convertible Notes, Public Notes, and Prospect Capital InterNotes® bear interest at fixed rates.
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
The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in Subordinated Structured Notes) to our loan portfolio and outstanding debt as of December 31, 2022, assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income (1)
Up 300 basis points	$148,332	$(22,629)	$125,703	$100,562
Up 200 basis points	$102,527	$(15,086)	$87,441	$69,953
Up 100 basis points	$56,721	$(7,543)	$49,178	$39,342
Down 100 basis points	$(34,728)	$32,888	$(1,840)	$(1,472)
Down 200 basis points	$(78,728)	$32,888	$(45,840)	$(36,672)
Down 300 basis points	$(116,212)	$32,888	$(83,324)	$(66,659)
(1)Includes the impact of income incentive fees. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of December 31, 2022, one, three, and six month LIBOR were 4.39%, 4.77% and 5.14%, respectively. As of December 31, 2022 the one, three, and six month SOFR were 4.36%, 4.59%, and 4.78% respectively.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the period ended December 31, 2022, we did not engage in hedging activities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2022, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that due to the material weaknesses in the Company’s internal control over financial reporting described in our Annual Report on Form 10-K, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
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
There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are not aware of any material legal proceedings as of December 31, 2022.
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
The below calculation assumes (i) $8.4 billion in total assets, (ii) an average cost of funds of 5.35% (including preferred dividend payments), (iii) $2.6 billion in debt outstanding, (iv) $0.9 billion in liquidation preference of 5.50% Preferred Stock outstanding, (v) $0.15 billion in 5.35% Preferred Stock outstanding, (vi) $0.9 billion in liquidation preference of 6.50% Preferred Stock outstanding, and (vi) $3.9 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(1)	(27.7)%	(16.9)%	(6.2)%	4.6%	15.4%
The below calculation assumes (i) $8.4 billion in total assets, (ii) an average cost of funds of 4.95% (including preferred dividend payments), (iii) $2.6 billion in debt outstanding, (iv) $0.15 billion in 5.35% Preferred Stock outstanding, and (v) $5.7 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(2)	(17.1)%	(9.7)%	(2.3)%	5.0%	12.4%

(1) Assumes no conversion of 5.50% Preferred Stock and 6.50% Preferred Stock to common stock.
(2) Assumes the conversion of $0.9 billion in 5.50% Preferred Stock and $0.9 billion in 6.50% Preferred Stock at a conversion rate based on the 5-day VWAP of our common stock on December 31, 2022, which was $7.06, and a Holder Optional Conversion Fee (as defined in the prospectus supplement relating to the applicable offering) of 9.00% on Series A1 Preferred Stock, Series A3 Preferred Stock, and Series AA2 Preferred Stock of the maximum public offering price disclosed within the applicable prospectus supplements. The actual 5-day VWAP of our common stock on a Holder Conversion Exercise Date may be more or less than $7.06, which may result in more or less shares of common stock issued.
The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.
Pursuant to SEC regulations, this table is calculated as of December 31, 2022. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2022.
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

		Stock Price		Premium (Discount) of High to NAV	Premium (Discount) of Low to NAV
	NAV(1)	High(2)	Low(2)
Year Ended June 30, 2021
First quarter	$8.40	$5.17	$4.69	(38.5)%	(44.2)%
Second quarter	8.96	5.60	4.95	(37.5)%	(44.8)%
Third quarter	9.38	7.98	5.51	(14.9)%	(41.3)%
Fourth quarter	9.81	9.22	7.62	(6.0)%	(22.3)%
Year Ended June 30, 2022
First quarter	$10.12	$8.46	$7.69	(16.4)%	(24.0)%
Second quarter	10.60	9.00	7.83	(15.1)%	(26.1)%
Third quarter	10.81	8.89	7.86	(17.8)%	(27.3)%
Fourth quarter	10.48	8.48	6.68	(19.1)%	(36.3)%
Twelve Months Ending June 30, 2023
First quarter	$10.01	$8.18	$6.11	(18.3)%	(39.0)%
Second quarter	9.94	7.82	6.39	(21.3)%	(35.7)%

(1) Net asset value per common share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per common share on the date of the high or low sales price. The NAVs shown are based on outstanding shares of our common stock at the end of each period.
(2) The High/Low Stock Price is calculated as of the closing price on a given day in the applicable quarter.
As of February 7, 2023, we had approximately 170 stockholders of record.
The below table sets forth each class of our outstanding securities as of February 7, 2022.

Title of Class	Amount Authorized	Amount Held by Registrant or for its Account	Amount Outstanding
Common Stock	1,552,100,000	—	399,434,868
Preferred Stock	447,900,000	—	55,445,568
2025 Notes	$201,250	—	$156,168
2023 Notes	$320,000	—	$282,115
6.375% 2024 Notes	$100,000	—	$81,240
2026 Notes	$400,000	—	$400,000
3.364% 2026 Notes	$300,000	—	$300,000
3.437% 2028 Notes	$300,000	—	$300,000
Prospect Capital InterNotes®	$1,000,000	—	$354,260
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

FEES AND EXPENSES
The following tables are intended to assist you in understanding the costs and expenses that an investor in shares of common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. These tables are based on our assets and common stock outstanding as of December 31, 2022, except that we assume that we have issued $0.9 billion in 5.50% Preferred Stock paying dividends of 5.50% per annum, $0.9 billion in 6.50% Preferred Stock paying dividends of 6.50% per annum, in addition to our $0.15 billion of 5.35% Preferred Stock paying dividends of 5.35% per annum, and that we have borrowed $1.7 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.9 billion. Except where the context suggests otherwise, any reference to fees or expenses paid by “you” or “us” or that “we” will pay fees or expenses, the Company will pay such fees and expenses out of our net assets and, consequently, you will indirectly bear such fees or expenses as an investor in the Company’s common stock. However, you will not be required to deliver any money or otherwise bear personal liability or responsibility for such fees or expenses.

Stockholder transaction expenses:	A1 and A3 Shares		M1, M2, and M3 Shares		AA1 Shares, MM1 Shares, AA2 Shares, and MM2 Shares
Sales Load (as a percentage of offering price)	10.00%	(1)	3.00%	(2)	5.00%	(3)
Offering expenses borne by the Company (as a percentage of offering price)	(4)		(4)		(5)
Preferred Stock Dividend reinvestment plan expenses (6)	None		None		None
Total stockholder transaction expenses (as a percentage of offering price):	11.5%		4.5%		6.0%
Annual expenses (as a percentage of net assets attributable to common stock):
Management fees (7)	4.79%
Incentive fees payable under Investment Advisory Agreement (20% of realized capital gains and 20% of pre-incentive fee net investment income) (8)	2.26%
Total advisory fees	7.05%
Total interest expenses (9)	5.10%
Other expenses (10)	0.84%
Total annual expenses (8)(10)(11)	12.99%
Dividends on Preferred Stock(12)	2.90%
Total annual expenses after dividends on Preferred Stock (13)	15.89%
Example
The following table demonstrates the projected dollar amount of cumulative expenses we would pay out of net assets and that you would indirectly bear over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we have issued $0.9 billion in 5.50% Preferred Stock paying dividends of 5.50% per annum, $0.9 billion in 6.50% Preferred Stock paying dividends of 6.50% per annum, $0.15 billion in 5.35% Preferred Stock paying dividends of 5.35% per annum, we have borrowed $1.7 billion available under our line of credit, in addition to our other indebtedness of $1.9 billion, and that our annual operating expenses would remain at the levels set forth in the table above and that we would pay the costs shown in the table above.

	1 Year	3 Years	5 Years	10 Years
Ongoing Preferred Stock Offerings(1) - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio*	$178	$405	$594	$942
Ongoing Preferred Stock Offerings(1) - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio**	$187	$427	$623	$969
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

(3)     Includes up to a 4.875% selling commission on the $25.00 per share (the “Stated Value”) paid by the Company and a dealer manager fee equal to 0.125% of the Stated Value paid by the Company. For the AA1 Shares and AA2 Shares we may, through the Holder Optional Conversion Fee, recoup a portion of the Sales Load if stockholders exercise a Holder Optional Conversion (as defined in the prospectus supplement relating to the applicable offering) of their Preferred Stock prior to the 5-year anniversary of the original issue date. The Holder Optional Conversion Fee is 9.00% of the maximum public offering price disclosed herein prior to the first anniversary of the issuance of such Preferred Stock, 8.00% of the maximum public offering price disclosed herein on or after the first anniversary but prior to the second anniversary, 7.00% of the maximum public offering price disclosed herein on or after the second anniversary but prior to the third anniversary, 6.00% of the maximum public offering price disclosed herein on or after the third anniversary but prior to the fourth anniversary, 5.00% of the maximum public offering price disclosed herein on or after the fourth anniversary but prior to the fifth anniversary and 0.00% on or after the fifth anniversary.

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

(7)    Our base management fee is 2% of our gross assets (which include any amount borrowed, i.e., total assets without deduction for any liabilities, including any borrowed amounts for non-investment purposes, for which purpose we have not and have no intention of borrowing). Although no plans are in place to borrow the full amount under our line of credit, assuming that we borrowed $1.7 billion, the 2% management fee of gross assets equals approximately 4.79% of net assets.

(8)    Based on our net investment income and realized capital gains, less realized and unrealized capital losses, earned on our portfolio for the six months ended December 31, 2022, all of which consisted of an income incentive fee. This historical amount has been adjusted to reflect the issuance of 70,187,000 shares of combined 5.50% Preferred Stock and 6.50% Preferred Stock. The capital gain incentive fee is paid without regard to pre-incentive fee income. For a more detailed discussion of the calculation of the two-part incentive fee, see “Management Services-Investment Advisory Agreement” in the applicable prospectus.

(9)    As of December 31, 2022, we had $1.9 billion outstanding of Unsecured Notes (as defined below) in various maturities, ranging from March 15, 2023 to March 15, 2052, and interest rates, ranging from 1.50% to 6.625%, some of which are convertible into shares of the Company’s common stock at various conversion rates.

(10)    “Other expenses” are based on estimated amounts for the current fiscal year. The amount shown above represents annualized expenses during our six months ended December 31, 2022 representing all of our estimated recurring operating expenses (except fees and expenses reported in other items of this table) that are deducted from our operating income and reflected as expenses in our Statement of Operations. The estimate of our overhead expenses, including payments under an administration agreement with Prospect Administration, or the Administration Agreement is based on our projected allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations under the Administration Agreement. See “Business-Management Services-Administration Agreement” in the applicable prospectus.

(11)    If all 70,187,000 shares of combined 5.50% Preferred Stock and 6.50% Preferred Stock were converted into common stock and assuming all the Series A1, Series A3, and Series AA2 Preferred Stock pay a Holder Optional Conversion Fee of 9.00% of the maximum public offering price disclosed within the applicable prospectus supplement and are converted at a conversion rate based on the 5-day VWAP of our common stock on December 31, 2022, which was $7.06, then management fees would be 3.31%, incentive fees payable under our Investment Advisory Agreement would be 1.56%, total advisory fees would be 4.86%, total interest expenses would be 3.52%, other expenses would be 0.58%, and total annual expenses would be 8.97% of net assets attributable to our common stock. The actual 5-day VWAP of our common stock on a conversion date may be more or less than $7.06, which may result in fees that are higher or lower than those described herein. These figures are based on the same assumptions described in the other notes to this fee table.

(12)    Based on the 5.50% per annum dividend rate applicable to the A1 Shares, M1 Shares, M2 Shares, AA1 Shares, MM1 Shares, and A2 Shares. Also based on the 5.35% per annum dividend rate applicable to the A Shares. Also based on the 6.50% per annum dividend rate applicable to the A3 Shares, M3 Shares, AA2 Shares, and MM2 Shares. Other series of preferred stock, including other series of preferred stock being sold in different offerings, may bear different annual dividend rates. No dividend will be paid on shares of Preferred Stock after they have been converted to shares of common stock.

(13)     The indirect expenses associated with the Company’s investments in collateralized loan obligations are not included in the fee table presentation, but if such expenses were included in the fee table presentation then the Company’s total annual expenses would have been 13.57%, or 16.47% after dividends on Preferred Stock.

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

Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
3.3	Articles of Amendment(3)
3.4	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (4)
3.5	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (5)

Exhibit No.
3.6	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(6)
3.7	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (7)
3.8	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (8)
3.9	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(9)
3.10	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(10)
3.11	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(12)
3.12	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(15)
3.13	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(16)
4.1	One Thousand One Hundred Eighty-First Supplemental Indenture dated as of October 20, 2022, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(17)
4.2	One Thousand One Hundred Eighty-Second Supplemental Indenture dated as of October 20, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2027(17)
4.3	One Thousand One Hundred Eighty-Third Supplemental Indenture dated as of October 27, 2022, to the U.S. Bank Indenture, and Form of 5.375% Prospect Capital InterNote® due 2025(18)
4.4	One Thousand One Hundred Eighty-Fourth Supplemental Indenture dated as of October 27, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2027(18)
4.5	One Thousand One Hundred Eighty-Fifth Supplemental Indenture dated as of November 3, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(19)
4.6	One Thousand One Hundred Eighty-Sixth Supplemental Indenture dated as of November 10, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(20)
4.7	One Thousand One Hundred Eighty-Seventh Supplemental Indenture dated as of November 25, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(21)
4.8	One Thousand One Hundred Eighty-Eighth Supplemental Indenture dated as of December 1, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(22)
4.9	One Thousand One Hundred Eighty-Ninth Supplemental Indenture dated as of December 8, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(23)
4.10	One Thousand One Hundred Ninetieth Supplemental Indenture dated as of December 15, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(24)
4.11	One Thousand One Hundred Ninety-First Supplemental Indenture dated as of December 22, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(25)
4.12	One Thousand One Hundred Ninety-Second Supplemental Indenture dated as of December 22, 2022, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2028(25)
4.13	One Thousand One Hundred Ninety-Third Supplemental Indenture dated as of December 30, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(26)
4.14	One Thousand One Hundred Ninety-Fourth Supplemental Indenture dated as of December 30, 2022, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2028(26)
4.15	One Thousand One Hundred Ninety-Fifth Supplemental Indenture dated as of December 30, 2022, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2032(26)
10.1	Amendment No. 2 to Amended and Restated Dealer Manager Agreement, dated October 7, 2022, between the Company, Preferred Capital Securities, LLC(13)
10.2
Amendment No. 1 to Amended and Restated Dealer Manager Agreement, dated October 7, 2022, by and among the Company, Prospect Capital Management L.P., Prospect Administration LLC, InspereX LLC and the Agents named therein and added from time to time(14)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit No.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on August 4, 2020.
(4)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on August 4, 2020.
(5)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on November 4, 2020.
(6)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on November 4, 2020.
(7)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 26, 2021.
(8)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 19, 2021.
(9)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 19, 2021.
(10)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(11)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(12)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 9, 2022.
(13)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(14)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(15)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(16)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(17)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 121 to the Registration Statement on Form N-2, filed on October 20, 2022.
(18)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 122 to the Registration Statement on Form N-2, filed on October 27, 2022.
(19)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 123 to the Registration Statement on Form N-2, filed on November 3, 2022.
(20)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 124 to the Registration Statement on Form N-2, filed on November 10, 2022.
(21)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 125 to the Registration Statement on Form N-2, filed on November 25, 2022.
(22)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 126 to the Registration Statement on Form N-2, filed on December 1, 2022.
(23)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 127 to the Registration Statement on Form N-2, filed on December 8, 2022.
(24)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 128 to the Registration Statement on Form N-2, filed on December 15, 2022.
(25)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 129 to the Registration Statement on Form N-2, filed on December 22, 2022.
(26)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 130 to the Registration Statement on Form N-2, filed on December 30, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT CAPITAL CORPORATION

February 8, 2023	By:	/s/ JOHN F. BARRY III
Date		John F. Barry III
Chairman of the Board and Chief Executive Officer

February 8, 2023	By:	/s/ KRISTIN L. VAN DASK
Date		Kristin L. Van Dask
Chief Financial Officer