Form 10-Q
period 2023-03-31
PROSPECT CAPITAL CORP
filed 2023-05-09
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
As of May 8, 2023, there were 402,169,399 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
	Forward-Looking Statements	3
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of March 31, 2023 (unaudited) and June 30, 2022	4
	Consolidated Statements of Operations for the three and nine months ended March 31, 2023 and March 31, 2022 (unaudited)	5
	Consolidated Statements of Changes in Net Assets and Temporary Equity for the three and nine months ended March 31, 2023 and March 31, 2022 (unaudited)	6
	Consolidated Statements of Cash Flows for the nine months ended March 31, 2023 and March 31, 2022 (unaudited)	8
	Consolidated Schedules of Investments as of March 31, 2023 (unaudited) and June 30, 2022	9
	Notes to Consolidated Financial Statements (unaudited)	45
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	113
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	142
Item 4.	Controls and Procedures	144
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	145
Item 1A.	Risk Factors	145
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	148
Item 3.	Defaults Upon Senior Securities	148
Item 4.	Mine Safety Disclosures	148
Item 5.	Other Information	149
Item 6.	Exhibits	154
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

PART I
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	March 31, 2023	June 30, 2022

	(Unaudited)
Assets
Investments at fair value:
Control investments (amortized cost of $2,884,591 and $2,732,906, respectively)	$3,480,094	$3,438,317
Affiliate investments (amortized cost of $8,996 and $242,101, respectively)	7,944	393,264
Non-control/non-affiliate investments (amortized cost of $4,671,607 and $4,221,824, respectively)	4,104,739	3,770,929
Total investments at fair value (amortized cost of $7,565,194 and $7,196,831, respectively)(Note 3)	7,592,777	7,602,510
Cash and cash equivalents (restricted cash of $4,442 and $4,197, respectively)	65,092	35,364
Receivables for:
Interest, net	27,029	12,925
Other	1,063	745
Deferred financing costs on Revolving Credit Facility (Note 4)	14,842	10,801
Due from broker	400	—
Prepaid expenses	329	1,078
Due from Affiliate (Note 13)	1	—
Total Assets	7,701,533	7,663,423
Liabilities
Revolving Credit Facility (Notes 4 and 8)	888,405	839,464
Public Notes (less unamortized discount and debt issuance costs of $18,265 and $22,281, respectively) (Notes 6 and 8)	1,062,975	1,343,178
Prospect Capital InterNotes® (less unamortized debt issuance costs of $6,817 and $7,122, respectively) (Notes 7 and 8)	348,647	340,442
Convertible Notes (less unamortized debt issuance costs of $1,802 and $2,477, respectively) (Notes 5 and 8)	154,366	214,192
Due to Prospect Capital Management (Note 13)	59,542	58,100
Dividends payable	24,219	23,657
Interest payable	19,989	26,669
Accrued expenses	5,595	3,309
Due to Prospect Administration (Note 13)	10,128	2,281
Other liabilities	613	932
Total Liabilities	2,574,479	2,852,224
Commitments and Contingencies (Note 3)
Preferred Stock, par value $0.001 per share (447,900,000 and 227,900,000 shares of preferred stock authorized, with 72,000,000 and 60,000,000 as Series A1, 72,000,000 and 60,000,000 as Series M1, 72,000,000 and 60,000,000 as Series M2, 20,000,000 and 20,000,000 as Series AA1, 20,000,000 and 20,000,000 as Series MM1, 1,000,000 and 1,000,000 as Series A2, 6,900,000 and 6,900,000 as Series A, 72,000,000 and 0 as Series A3, 72,000,000 and 0 as Series M3, 20,000,000 and 0 as Series AA2, and 20,000,000 and 0 as Series MM2, each as of March 31, 2023 and June 30, 2022; 31,091,585 and 20,794,645 Series A1 shares issued and outstanding; 3,922,740 and 2,626,238 Series M1 shares issued and outstanding; 0 and 0 Series M2 shares issued and outstanding; 0 and 0 Series AA1 shares issued and outstanding; 0 and 0 Series MM1 shares issued and outstanding; 164,000 and 187,000 Series A2 shares issued and outstanding; 6,000,000 and 6,000,000 Series A shares issued and outstanding; 15,058,173 and 0 Series A3 shares issued and outstanding; 1,816,637 and 0 Series M3 shares issued and outstanding; 0 and 0 Series AA2 shares issued and outstanding; and 0 and 0 Series MM2 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively) at carrying value plus cumulative accrued and unpaid dividends (Note 9)
	1,327,760	692,076
Net Assets Applicable to Common Shares	$3,799,294	$4,119,123
Components of Net Assets Applicable to Common Shares and Net Assets, respectively
Common stock, par value $0.001 per share (1,552,100,000 and 1,772,100,000 common shares authorized; 400,833,873 and 393,164,437 issued and outstanding, respectively) (Note 9)	401	393
Paid-in capital in excess of par (Note 9 and 12)	4,103,778	4,050,370
Total distributable (loss) earnings (Note 12)	(304,885)	68,360
Net Assets Applicable to Common Shares	$3,799,294	$4,119,123
Net Asset Value Per Common Share (Note 16)	$9.48	$10.48
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Investment Income
Interest income:
Control investments	$64,496	$53,095	$187,579	$166,036
Affiliate investments	—	6,745	15,034	23,497
Non-control/non-affiliate investments	109,601	65,037	287,735	182,698
Structured credit securities	24,039	17,612	72,982	58,702
Total interest income	198,136	142,489	563,330	430,933
Dividend income:
Control investments	800	5,197	3,157	12,134
Affiliate investments	—	95	1,374	95
Non-control/non-affiliate investments	1,128	14	2,515	48
Total dividend income	1,928	5,306	7,046	12,277
Other income:
Control investments	14,768	26,571	50,463	55,306
Affiliate investments	—	19	133	3,961
Non-control/non-affiliate investments	288	7,046	9,738	23,804
Total other income (Note 10)	15,056	33,636	60,334	83,071
Total Investment Income	215,120	181,431	630,710	526,281
Operating Expenses
Base management fee (Note 13)	38,980	36,426	116,176	102,472
Income incentive fee (Note 13)	20,561	19,967	64,692	59,296
Interest and credit facility expenses	37,517	29,235	109,170	86,952
Allocation of overhead from Prospect Administration (Note 13)	9,773	4,126	16,490	10,891
Audit, compliance and tax related fees	1,495	994	4,032	1,940
Directors’ fees	131	131	393	360
Other general and administrative expenses	4,483	3,547	11,607	10,439
Total Operating Expenses	112,940	94,426	322,560	272,350
Net Investment Income	102,180	87,005	308,150	253,931
Net Realized and Net Change in Unrealized (Losses) Gains from Investments
Net realized (losses) gains
Control investments	(800)	5,298	(2,512)	5,304
Affiliate investments	—	—	16,143	—
Non-control/non-affiliate investments	(31,413)	(7,552)	(52,723)	(17,386)
Net realized losses	(32,213)	(2,254)	(39,092)	(12,082)
Net change in unrealized (losses) gains
Control investments	(41,162)	96,162	(109,909)	352,558
Affiliate investments	—	(11,610)	(89,034)	26,016
Non-control/non-affiliate investments	(117,761)	(4,066)	(179,153)	19,766
Net change in unrealized (losses) gains	(158,923)	80,486	(378,096)	398,340
Net Realized and Net Change in Unrealized (Losses) Gains from Investments	(191,136)	78,232	(417,188)	386,258
Net realized losses on extinguishment of debt	(58)	(941)	(138)	(10,149)
Net (Decrease) Increase in Net Assets Resulting from Operations	(89,014)	164,296	(109,176)	630,040
Preferred stock dividends	19,933	7,139	49,347	16,748
Net (Decrease) Increase in Net Assets Resulting from Operations applicable to Common Stockholders	$(108,947)	$157,157	$(158,523)	$613,292
Basic and diluted earnings per common share (Note 11)
Basic	$(0.27)	$0.40	$(0.40)	$1.57
Diluted	$(0.27)	$0.38	$(0.40)	$1.50
Weighted-average shares of common stock outstanding (Note 11)
Basic	399,732,263	391,091,485	397,233,468	389,981,608
Diluted	399,732,263	432,808,120	397,233,468	419,914,712

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS AND TEMPORARY EQUITY
(in thousands, except share data)
(Unaudited)

	Preferred Stock Classified as Temporary Equity		Common Stock
Three Months Ended March 31, 2023	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributable earnings (loss)(1)	Total Net Assets
Balance as of December 31, 2022(1)	52,669,005	$1,207,553	398,852,478	$399	$4,089,950	$(123,958)	$3,966,391
Net Increase (Decrease) in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						102,180	102,180
Net realized losses						(32,271)	(32,271)
Net change in unrealized losses						(158,923)	(158,923)
Distributions to Shareholders(1)
Distributions from earnings (Note 16)						(91,942)	(91,942)
Capital Transactions
Issuance of preferred stock	5,539,836	123,915
Shares issued through reinvestment of dividends	16,826	420	1,399,596	1	9,757		9,758
Conversion of preferred stock to common stock	(172,533)	(4,101)	581,799	1	4,100		4,101
Net decrease in preferred dividend accrual		(27)					—
Tax reclassifications of net assets (Note 12)					(29)	29	—
Total increase (decrease) for the three months ended March 31, 2023	5,384,129	120,207	1,981,395	2	13,828	(180,927)	(167,097)
Balance as of March 31, 2023	58,053,134	$1,327,760	400,833,873	$401	$4,103,778	$(304,885)	$3,799,294

	Preferred Stock Classified as Temporary Equity		Common Stock
Three Months Ended March 31, 2022	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributable earnings (loss)(1)	Total Net Assets
Balance as of December 31, 2021(1)	18,457,557	$440,661	390,584,255	$391	4,030,760	108,977	4,140,128
Net Increase in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						87,005	87,005
Net realized losses						(3,195)	(3,195)
Net change in unrealized gains						80,486	80,486
Distributions to Shareholders(1)
Distributions from earnings (Note 16)						(77,578)	(77,578)
Capital Transactions
Issuance of Preferred Stock	5,504,190	124,221
Shares issued through reinvestment of dividends	4,270	107	1,120,220	1	9,049		9,050
Conversion of preferred stock to common stock	(4,600)	(112)	13,661		115		115
Net increase in preferred dividend accrual		7
Tax reclassifications of net assets (Note 12)					20	(20)	—
Total increase for the three months ended March 31, 2022	5,503,860	124,223	1,133,881	1	9,184	86,698	95,883
Balance as of March 31, 2022	23,961,417	$564,884	391,718,136	$392	$4,039,944	$195,675	$4,236,011
(1) See Note 2 and Note 12 within the accompanying notes to consolidated financial statements for further discussion on tax reclassification of net assets and tax basis components of dividends.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS AND TEMPORARY EQUITY (CONTINUED)
(in thousands, except share data)
(Unaudited)

	Preferred Stock Classified as Temporary Equity		Common Stock
Nine Months Ended March 31, 2023	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributable earnings (loss)(1)	Total Net Assets
Balance as of June 30, 2022(1)	29,607,882	$692,076	393,164,437	$393	$4,050,370	$68,360	$4,119,123
Net Increase (Decrease) in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						308,150	308,150
Net realized losses						(39,230)	(39,230)
Net change in unrealized losses						(378,096)	(378,096)
Distributions to Shareholders(1)
Distributions from earnings (Note 16)						(264,098)	(264,098)
Return of capital to common stockholders (Note 12)							—
Capital Transactions
Issuance of preferred stock	28,965,017	647,715
Shares issued through reinvestment of dividends	37,621	939	5,859,102	6	40,442		40,448
Conversion of preferred stock to common stock	(557,386)	(12,994)	1,810,034	2	12,992		12,994
Net increase in preferred dividend accrual		24
Tax reclassifications of net assets (Note 12)					(29)	29	—
Conversion of Convertible Notes to common stock			300		3		3
Total increase (decrease) for the nine months ended March 31, 2023	28,445,252	635,684	7,669,436	8	53,408	(373,245)	(319,829)
Balance as of March 31, 2023	58,053,134	$1,327,760	400,833,873	$401	$4,103,778	$(304,885)	$3,799,294

	Preferred Stock Classified as Temporary Equity		Preferred Stock	Common Stock
Nine Months Ended March 31, 2022	Shares	Carrying Value	Liquidation Value	Shares	Par	Paid-in capital in excess of par(1)	Distributable earnings (loss)(1)	Total Net Assets
Balance as of June 30, 2021	—	$—	$137,040	388,419,573	$388	$4,018,659	$(210,570)	$3,945,517
Net Increase in Net Assets and Temporary Equity Resulting from Operations:
Net investment income							253,931	253,931
Net realized losses							(22,231)	(22,231)
Net change in unrealized gains							398,340	398,340
Distributions to Shareholders(1)
Distributions from earnings(Note 16)							(223,775)	(223,775)
Return of capital to common stockholders(Note 12)						(3,695)		(3,695)
Capital Transactions
Transfer of preferred stock to temporary equity(2)	5,796,528	144,914	(144,914)					(144,914)
Issuance of Preferred Stock	18,166,948	430,621	7,866			(13,239)		(5,373)
Transfer of preferred stock issuance costs to temporary equity(3)	—	(11,970)				11,970		11,970
Shares issued through reinvestment of dividends	8,292	208	8	3,268,814	4	25,970		25,982
Conversion of preferred stock to common stock	(10,351)	(256)		29,749		259		259
Net increase in preferred dividend accrual		1,367
Tax reclassification of net assets (Note 12)						20	(20)	—
Total increase (decrease) for the nine months ended March 31, 2022	23,961,417	564,884	(137,040)	3,298,563	4	21,285	406,245	290,494
Balance as of March 31, 2022(1)	23,961,417	$564,884	$—	391,718,136	$392	$4,039,944	$195,675	$4,236,011
(1) See Note 2 and Note 12 within the accompanying notes to consolidated financial statements for further discussion on tax reclassification of net assets and tax basis components of dividends.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Nine Months Ended March 31,
	2023	2022
Operating Activities
Net (decrease) increase in net assets resulting from operations	$(109,176)	$630,040
Net realized losses on extinguishment of debt	138	10,149
Net realized losses on investments	39,092	12,082
Net change in unrealized losses (gains) on investments	378,096	(398,340)
Amortization of discounts (accretion of premiums), net	(5,345)	62,435
Accretion of original issue discount	2,304	2,063
Amortization of deferred financing costs	5,255	6,242
Payment-in-kind interest	(97,952)	(61,030)
Structuring fees	(8,705)	(16,437)
Change in operating assets and liabilities:
Payments for purchases of investments	(597,552)	(1,767,402)
Proceeds from sale of investments and collection of investment principal	302,099	940,539
Decrease in due to broker	—	(14,854)
Increase in due to Prospect Capital Management	1,442	7,787
Increase in interest receivable, net	(14,104)	(394)
Decrease in interest payable	(6,680)	(7,858)
Increase (decrease) in accrued expenses	2,286	(1,734)
(Increase) decrease in due from broker	(400)	8,496
Decrease in other liabilities	(319)	(144)
Increase in other receivables	(318)	(160)
Increase in due from affiliate	(1)	—
Decrease in prepaid expenses	749	773
Increase (decrease) in due to Prospect Administration	7,847	(1,980)
Net Cash Used In Operating Activities	(101,244)	(589,727)
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	1,224,900	1,627,051
Principal payments under Revolving Credit Facility (Note 4)	(1,175,959)	(1,284,548)
Issuances of Public Notes, net of original issue discount (Note 6)	—	294,798
Redemptions of Public Notes (Note 6)	(284,218)	(69,319)
Redemptions of Convertible Notes, net (Note 5)	(60,501)	(51,872)
Issuances of Prospect Capital InterNotes® (Note 7)	13,333	155,909
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(5,433)	(323,846)
Financing costs paid and deferred	(6,742)	(11,206)
Proceeds from issuance of preferred stock, net of underwriting costs	657,479	429,433
Offering costs from issuance of preferred stock	(9,764)	(4,184)
Dividends paid and distributions to stockholders	(222,123)	(199,697)
Net Cash Provided by Financing Activities	130,972	562,519
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	29,728	(27,208)
Cash, Cash Equivalents and Restricted Cash at beginning of period	35,364	63,610
Cash, Cash Equivalents and Restricted Cash at End of Period	$65,092	$36,402
Supplemental Disclosures
Cash paid for interest	$108,291	$86,505
Non-Cash Financing Activities
Value of common shares issued through reinvestment of dividends	$41,386	$26,083
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2023 (Unaudited)
(in thousands, except share data)

							March 31, 2023 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(40)

CP Energy Services Inc. (20)	Energy Equipment & Services	First Lien Term Loan	10/1/2017	14.16% (3ML+ 9.00%)	1.00	4/4/2027	$51,303	$51,303	$51,303	1.3%	(10)(39)
		First Lien Term Loan	4/5/2022	14.16% (3ML+ 9.00%)	1.00	4/4/2027	6,591	6,591	6,591	0.2%	(10)(39)
		First Lien Term Loan	1/6/2023	14.16% (3ML + 9.00%)	1.00	4/4/2027	10,322	10,322	10,322	0.3%	(10)(39)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	12.84% (1ML+ 8.00%)	1.00	12/31/2025	31,603	31,603	31,603	0.8%	(10)(39)
		Series A Preferred Units to Spartan Energy Holdings, Inc. (10,000 shares)	9/25/2020	15.00%	—	N/A	—	26,193	3,615	0.1%	(16)
		Series B Convertible Preferred Stock (790 shares)	10/30/2015	16.00%	—	N/A	—	63,225	12,980	0.3%	(16)
		Common Stock (102,924 shares)	8/2/2013		—	N/A	—	86,240	—	—%	(16)
								275,477	116,414	3.0%
Credit Central Loan Company, LLC (21)	Consumer Finance	First Lien Term Loan	12/28/2012	5.00% plus 5.00% PIK	—	6/30/2025	75,815	74,479	75,815	2.0%	(14)(39)
		Class A Units (14,867,312 units)	12/28/2012		—	N/A	—	19,331	—	—%	(14)(16)
		Preferred Class P Shares (11,520,481 units)	7/1/2022	12.75%	—	N/A	—	11,520	210	—%	(14)
		Net Revenues Interest (25% of Net Revenues)	1/28/2015		—	N/A	—	—	—	—%	(14)(16)
								105,330	76,025	2.0%
Echelon Transportation, LLC	Aerospace & Defense	First Lien Term Loan	3/31/2014	8.57% (1ML+ 4.00%)	2.00	3/31/2024	56,600	56,600	56,600	1.5%	(10)(39)
		Membership Interest(100%)	3/31/2014		—	N/A	—	22,738	—	—%	(16)
		Preferred Units(32,842,586 shares)	1/31/2022		—	N/A	—	32,843	4,272	0.1%	(16)
								112,181	60,872	1.6%
First Tower Finance Company LLC (23)	Consumer Finance	First Lien Term Loan to First Tower, LLC	6/24/2014	10.00% plus 5.00% PIK	—	2/18/2025	384,085	384,085	384,085	10.1%	(14)(39)
		Class A Units(95,709,910 units)	6/14/2012		—	N/A	—	31,146	224,347	5.8%	(14)(16)
								415,231	608,432	15.9%
Freedom Marine Solutions, LLC (24)	Energy Equipment & Services	Membership Interest(100%)	11/9/2006		—	N/A	—	46,142	13,186	0.3%	(16)
								46,142	13,186	0.3%
InterDent, Inc.	Health Care Providers & Services	First Lien Term Loan A/B	8/1/2018	19.49% (1ML+ 14.65%)	2.00	9/5/2025	14,249	14,249	14,249	0.4%	(3) (10)
		First Lien Term Loan A	8/3/2012	10.34% (1ML+ 5.50%)	1.00	9/5/2025	96,773	96,773	96,773	2.5%	(3) (10)
		First Lien Term Loan B	8/3/2012	12.00% PIK	—	9/5/2025	177,717	177,717	177,717	4.7%	(39)
		Common Stock(99,900 shares)	5/3/2019		—	N/A	—	45,118	163,013	4.3%	(16)
								333,857	451,752	11.9%
Kickapoo Ranch Pet Resort	Diversified Consumer Services	Membership Interest (100%)	8/26/2019		—	N/A	—	2,378	3,242	0.1%
								2,378	3,242	0.1%
MITY, Inc. (25)	Commercial Services & Supplies	First Lien Term Loan A	9/19/2013	12.16% (3ML+ 7.00%)	3.00	4/30/2025	32,074	32,074	32,074	0.8%	(3) (10)(39)
		First Lien Term Loan B	6/23/2014	12.16% (3ML+ 7.00%) plus 10.00% PIK	3.00	4/30/2025	18,744	18,744	18,744	0.5%	(10)(39)
		Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%	—	1/1/2028	5,326	7,200	7,200	0.2%	(14)
		Common Stock (42,053 shares)	9/19/2013		—	N/A	—	27,349	4,857	0.1%	(16)
								85,367	62,875	1.6%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2023 (Unaudited)
(in thousands, except share data)

							March 31, 2023 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(40)

National Property REIT Corp. (26)	Equity Real Estate Investment Trusts (REITs) / Online Lending / Structured Finance	First Lien Term Loan A	12/31/2018	6.60% (3ML+ 1.44%) plus 3.53% PIK	3.00	12/31/2023	$473,847	$473,847	$473,847	12.5%	(10)(39)
		First Lien Term Loan B	12/31/2018	7.16% (3ML+ 2.00%) plus 5.50% PIK	3.00	12/31/2023	21,580	21,580	21,580	0.6%	(10)(39)
		First Lien Term Loan C	10/31/2019	15.16%(3ML+ 10.00%%) plus 2.25% PIK	1.00	12/31/2023	200,600	200,600	200,600	5.3%	(10)(39)
		First Lien Term Loan D	6/19/2020	5.66% (3ML+ 0.50%) plus 2.50% PIK	3.00	12/31/2023	183,425	183,425	183,425	4.8%	(10)(39)
		First Lien Term Loan E	11/14/2022	7.16% (3ML + 2.00%) plus 7.00% PIK	5.00	12/31/2023	13,384	13,384	13,384	0.4%	(10)(39)
		Residual Profit Interest	12/31/2018		—	N/A	—	—	55,332	1.5%	(35)
		Common Stock (3,350,519 shares)	12/31/2013		—	N/A	—	15,430	646,505	16.9%	(16)(45)
								908,266	1,594,673	42.0%
Nationwide Loan Company LLC (27)	Consumer Finance	First Lien Term Loan	6/18/2014	10.00% plus 10.00% PIK	—	6/18/2023	21,855	21,855	21,855	0.6%	(14)(39)
		Class A Units (38,550,460 units)	1/31/2013		—	N/A	—	20,846	25,868	0.7%	(14)
								42,701	47,723	1.3%
NMMB, Inc. (28)	Media	First Lien Term Loan	12/30/2019	13.66% (3ML+ 8.50%)	2.00	3/31/2027	29,723	29,723	29,723	0.8%	(3) (10)
		Common Stock(21,418 shares)	12/30/2019		—	N/A	—	—	74,664	2.0%
								29,723	104,387	2.8%
Pacific World Corporation (36)	Personal Products	First Lien Revolving Line of Credit - $26,000 Commitment	9/26/2014	12.09% PIK (1ML+ 7.25%)	1.00	9/26/2025	29,534	29,534	29,534	0.8%	(10)(15)(39)
		First Lien Term Loan A	12/31/2014	10.09% PIK (1ML+ 5.25%)	1.00	9/26/2025	57,883	57,883	43,958	1.2%	(10)(39)
		Convertible Preferred Equity(339,338 shares)	6/15/2018	6.50% PIK	—	N/A	—	189,294	—	—%	(16)
		Common Stock (6,778,414 shares)	9/29/2017		—	N/A	—	—	—	—%	(16)
								276,711	73,492	2.0%
R-V Industries, Inc.	Machinery	First Lien Term Loan	12/15/2020	14.16% (3ML+ 9.00%)	1.00	12/15/2028	33,622	33,622	33,622	0.9%	(3) (10)
		Common Stock (745,107 shares)	6/26/2007		—	N/A	—	6,866	33,027	0.9%	(16)
								40,488	66,649	1.8%
Universal Turbine Parts, LLC (34)	Trading Companies & Distributors	First Lien Delayed Draw Term Loan - $6,965 Commitment	2/28/2019	12.59% (1ML+ 7.75%)	2.50	4/5/2025	3,117	3,117	3,117	0.1%	(10)(15)
		First Lien Term Loan A	7/22/2016	10.91% (3ML+ 5.75%)	1.00	4/5/2025	29,575	29,575	29,575	0.8%	(10)
		Preferred Units (59,051,156 units)	3/31/2021		—	N/A	—	32,500	9,849	0.3%	(16)
		Common Stock (10,000 units)	12/10/2018		—	N/A	—	—	—	—%	(16)
								65,192	42,541	1.2%
USES Corp. (30)	Commercial Services & Supplies	First Lien Term Loan	12/30/2020	13.84% (1ML + 9.00%)	1.00	7/29/2024	2,000	2,000	1,953	0.1%	(10)
		First Lien Equipment Term Loan	8/3/2022	13.84% (1ML + 9.00%)	1.00	7/29/2024	6,530	6,530	6,376	0.2%	(10)(39)
		First Lien Term Loan A	3/31/2014	9.00% PIK	—	7/29/2024	64,624	30,651	7,938	0.2%	(9)
		First Lien Term Loan B	3/31/2014	15.50% PIK	—	7/29/2024	101,840	35,568	—	—%	(9)
		Common Stock (268,962 shares)	6/15/2016		—	N/A	—	—	—	—%	(16)
								74,749	16,267	0.5%
Valley Electric Company, Inc. (31)	Construction & Engineering	First Lien Term Loan to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	10.16% (3ML+ 5.00%) plus 2.50% PIK	3.00	12/31/2024	10,452	10,452	10,452	0.3%	(3) (10)(39)
		First Lien Term Loan	6/24/2014	8.00% plus 10.00% PIK	—	6/23/2024	34,997	34,997	34,997	0.8%	(3) (39)
		First Lien Term Loan B	3/28/2022	8.00% plus 4.50% PIK	—	6/23/2024	13,296	13,296	13,296	0.3%	(3) (39)
		Consolidated Revenue Interest (2.00%)	6/22/2018		—	N/A	—	—	1,107	—%	(12)
		Common Stock (50,000 shares)	12/31/2012		—	N/A	—	12,053	81,712	2.2%
								70,798	141,564	3.6%
Total Control Investments (Level 3)								$2,884,591	$3,480,094	91.6%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2023 (Unaudited)
(in thousands, except share data)

							March 31, 2023 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Affiliate Investments (5.00% to 24.99% voting control)(41)

Nixon, Inc. (32)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)	5/12/2017		—	N/A	$—	$—	$—	—%	(16)
								—	—	—%
RGIS Services, LLC	Commercial Services & Supplies	Membership Interest (5.27%)	6/25/2020		—	N/A	—	8,996	7,944	0.2%
								8,996	7,944	0.2%
Total Affiliate Investments (Level 3)								$8,996	$7,944	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2023 (Unaudited)
(in thousands, except share data)

							March 31, 2023 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan	9/21/2018	12.59% (1ML+ 7.75%)	—	10/1/2026	$32,133	$31,995	$27,671	0.7%	(8)(10)
								31,995	27,671	0.7%
ABG Intermediate Holdings 2 LLC	Textiles, Apparel & Luxury Goods	Second Lien Term Loan	12/20/2021	10.91% (1M SOFR+ 6.00%)	0.50	12/20/2029	9,000	8,943	8,850	0.2%	(3)(8)(10)
								8,943	8,850	0.2%
Apidos CLO XI	Structured Finance	Subordinated Structured Note	12/6/2012	Residual Interest, current yield 12.02%	—	4/17/2034	67,783	39,043	29,387	0.8%	(5) (14)
								39,043	29,387	0.8%
Apidos CLO XII	Structured Finance	Subordinated Structured Note	3/15/2013	Residual Interest, current yield 14.59%	—	4/15/2031	52,202	34,013	30,971	0.8%	(5) (14)
								34,013	30,971	0.8%
Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	Residual Interest, current yield 13.73%	—	4/21/2031	48,515	35,087	31,092	0.8%	(5) (14)
								35,087	31,092	0.8%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	Residual Interest, current yield 17.41%	—	4/21/2031	35,855	29,568	26,350	0.7%	(5) (14)
								29,568	26,350	0.7%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	First Lien Revolving Line of Credit - $3,000 Commitment	2/21/2013	13.91% (3ML+ 8.75%)	2.00	4/22/2024	—	—	—	—%	(10)(15)
		First Lien Term Loan	2/21/2013	13.91% (3ML+ 8.75%)	2.00	4/22/2024	61,204	61,204	59,441	1.6%	(3) (10)
								61,204	59,441	1.6%
Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.)	Communications Equipment	First Lien Term Loan	8/2/2019	9.66% (3ML+ 4.50%)	1.00	11/1/2024	9,619	9,237	6,905	0.2%	(3)(8)(10)(47)
		Second Lien Term Loan	6/20/2017	13.08% (3ML+ 8.25%)	1.00	11/1/2025	50,662	50,597	37,250	1.0%	(3)(8)(10)
								59,834	44,155	1.2%
B. Riley Financial, Inc.	Diversified Financial Services	Senior Unsecured Bond	10/18/2022	6.75%	0.00	5/31/2024	5,799	5,799	5,509	0.1%	(8)(47)
								5,799	5,509	0.1%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	Residual Interest, current yield 0.00%	—	7/20/2029	83,098	33,395	17,222	0.4%	(5) (14)(17)
								33,395	17,222	0.4%
Barracuda Parent, LLC	IT Services	Second Lien Term Loan	8/15/2022	11.68% (3M SOFR+ 7.00%)	0.50	8/15/2030	20,000	19,450	19,424	0.5%	(8)(10)
								19,450	19,424	0.5%
BCPE North Star US Holdco 2, Inc.	Food Products	Second Lien Delayed Draw Term Loan - $5,185 Commitment	6/7/2021	12.41% (3ML+ 7.25%)	0.75	6/11/2029	5,185	5,137	4,888	0.1%	(8)(10)(15)
		Second Lien Term Loan	6/7/2021	12.41% (3ML+ 7.25%)	0.75	6/11/2029	94,815	94,186	89,381	2.4%	(3)(8)(10)
								99,323	94,269	2.5%
BCPE Osprey Buyer, Inc.	Health Care Technology	First Lien Revolving Line of Credit - $4,239 Commitment	10/18/2021	10.50% (3ML+ 5.75%)	0.75	8/21/2026	942	942	922	—%	(8)(10)(15)
		First Lien Term Loan	10/18/2021	10.67% (3ML+ 5.75%)	0.75	8/23/2028	64,188	64,188	62,837	1.7%	(8)(10)
		Second Lien Delayed Draw Term Loan - $22,609 Commitment	10/18/2021	10.67% (3ML+ 5.75%)	0.75	8/23/2028	—	—	—	—%	(8)(10)(15)
								65,130	63,759	1.7%
Belnick, LLC (d/b/a The Ubique Group)	Household Durables	First Lien Term Loan	1/20/2022	12.66% (3ML+ 7.50%)	1.00	1/20/2027	89,672	89,672	89,672	2.4%	(3) (10)
								89,672	89,672	2.4%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	First Lien Term Loan	12/4/2017	11.16% (3ML+ 6.00%)	1.00	12/4/2025	159,562	159,562	158,967	4.2%	(3) (10)
								159,562	158,967	4.2%
Burgess Point Purchaser Corporation	Automobile Components	Second Lien Term Loan	7/25/2022	13.91% (1M SOFR+ 9.00%)	0.75	7/25/2030	30,000	30,000	30,000	0.8%	(8)(10)
								30,000	30,000	0.8%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2023 (Unaudited)
(in thousands, except share data)

							March 31, 2023 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note	4/19/2012	Residual Interest, current yield 11.71%	—	7/16/2032	$58,914	$43,492	$29,908	0.8%	(5) (14)
								43,492	29,908	0.8%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan	11/12/2020	13.66% (1M SOFR+ 8.75%)	1.00	11/13/2028	8,500	8,276	8,500	0.2%	(3)(8)(10)
								8,276	8,500	0.2%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 14.38%	—	4/30/2031	24,870	15,100	13,438	0.4%	(5) (14)
								15,100	13,438	0.4%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note	4/7/2017	Residual Interest, current yield 14.83%	—	7/15/2030	25,534	18,231	16,370	0.4%	(5) (14)
								18,231	16,370	0.4%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	8/9/2016	Residual Interest, current yield 11.25%	—	7/20/2034	32,200	30,940	25,661	0.6%	(5) (14)
								30,940	25,661	0.6%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield 0.00%	—	7/29/2030	49,552	31,706	17,405	0.5%	(5) (14)(17)
								31,706	17,405	0.5%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note	8/2/2013	Residual Interest, current yield 15.32%	—	4/24/2031	44,100	27,423	22,308	0.6%	(5) (14)
								27,423	22,308	0.6%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note	10/22/2013	Residual Interest, current yield 16.84%	—	4/28/2031	45,500	32,066	29,428	0.8%	(5) (14)
								32,066	29,428	0.8%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note	8/5/2014	Residual Interest, current yield 15.20%	—	10/17/2030	50,142	34,660	27,622	0.7%	(5) (14)
								34,660	27,622	0.7%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note	12/9/2016	Residual Interest, current yield 16.22%	—	10/21/2031	34,000	32,479	29,259	0.8%	(5) (14)
								32,479	29,259	0.8%
Collections Acquisition Company, Inc.	Diversified Financial Services	First Lien Term Loan	12/3/2019	13.31% (3ML+ 8.15%)	2.50	6/3/2024	36,597	36,597	36,597	1.0%	(3) (10)
								36,597	36,597	1.0%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note	12/18/2013	Residual Interest, current yield 14.16%	—	10/25/2028	48,978	32,229	28,306	0.7%	(5) (14)
								32,229	28,306	0.7%
CP IRIS Holdco I, Inc. (48)	Building Products	Second Lien Term Loan	10/1/2021	11.84% (1ML+ 7.00%)	0.50	10/1/2029	35,000	35,000	33,849	0.9%	(3)(8)(10)
								35,000	33,849	0.9%
Curo Group Holdings Corp.	Consumer Finance	First Lien Term Loan	7/30/2021	7.50%	—	8/1/2028	47,000	47,026	19,400	0.5%	(8)(14)(47)
								47,026	19,400	0.5%
DRI Holding Inc.	Commercial Services & Supplies	First Lien Term Loan	12/21/2021	10.09% (1ML+ 5.25%)	0.50	12/21/2028	33,990	32,820	33,479	0.9%	(3)(8)(10)
		Second Lien Term Loan	12/21/2021	12.84% (1ML+ 8.00%)	0.50	12/21/2029	145,000	145,000	141,772	3.7%	(3) (10)
								177,820	175,251	4.6%
DTI Holdco, Inc.	Professional Services	First Lien Term Loan	4/26/2022	9.43%(3M SOFR+ 4.75%)	0.75	4/26/2029	18,408	18,086	17,503	0.5%	(8)(10)(47)
		Second Lien Term Loan	4/26/2022	12.43% (3M SOFR+ 7.75%)	0.75	4/26/2030	75,000	75,000	71,998	1.9%	(8)(10)
								93,086	89,501	2.4%
Dukes Root Control Inc.	Commercial Services & Supplies	First Lien Revolving Line of Credit - $4,464 Commitment	12/8/2022	11.56% (6M SOFR + 6.50%)	1.00	12/8/2028	357	262	357	—%	(8)(10)(15)
		First Lien Delayed Draw Term Loan - $8,929 Commitment	12/8/2022	11.56% (6M SOFR + 6.50%)	1.00	12/8/2028	—	—	—	—%	(8)(10)(15)
		First Lien Term Loan	12/8/2022	11.56% (6M SOFR + 6.50%)	1.00	12/8/2028	36,516	35,643	36,516	1.0%	(3)(8)(10)
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2023 (Unaudited)
(in thousands, except share data)

							March 31, 2023 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

								35,905	36,873	1.0%
Easy Gardener Products, Inc.	Household Durables	Class A Units of EZG Holdings, LLC (200 units)	6/11/2020		—	N/A	$—	$313	$—	—%	(16)
		Class B Units of EZG Holdings, LLC(12,525 units)	6/11/2020		—	N/A	—	1,688	—	—%	(16)
								2,001	—	—%
Engine Group, Inc. (7)	Media	First Lien Term Loan	11/17/2020	16.00% (PRIME+ 8.00%)	1.00	11/17/2023	3,546	3,546	2,112	0.1%	(8)(9)
		Class B Common Units(1,039,554 units)	11/17/2020		—	N/A	—	26,991	—	—%	(8)(16)
								30,537	2,112	0.1%
Engineered Machinery Holdings, Inc.	Machinery	Incremental Amendment No. 2 Second Lien Term Loan	5/6/2021	11.66% (3ML+ 6.50%)	0.75	7/18/2025	5,000	4,986	5,000	0.1%	(3)(8)(10)
		Incremental Amendment No. 3 Second Lien Term Loan	8/6/2021	11.16% (3ML+ 6.00%)	0.75	5/21/2029	5,000	5,000	4,939	0.1%	(3)(8)(10)
								9,986	9,939	0.2%
Enseo Acquisition, Inc.	IT Services	First Lien Term Loan	6/2/2021	13.16% (3ML+ 8.00%)	1.00	6/2/2026	54,038	54,038	52,698	1.4%	(3) (10)
								54,038	52,698	1.4%
Eze Castle Integration, Inc.	IT Services	First Lien Delayed Draw Term Loan - $1,786 Commitment	7/15/2020	13.82% (3ML+ 9.00%) plus 1.00% PIK	1.50	7/15/2025	893	893	874	—%	(10)(15)(39)
		First Lien Term Loan	7/15/2020	13.82% (3ML+ 9.00%) plus 1.00% PIK	1.50	7/15/2025	46,608	46,608	45,594	1.2%	(3)(10)(39)
								47,501	46,468	1.2%
Faraday Buyer, LLC	Electrical Equipment	First Lien Delayed Draw Term Loan - $5,833 Commitment	10/11/2022	11.86% (6M SOFR + 7.00%)	1.00	10/11/2028	—	—	—	—%	(8)(10)(15)
		First Lien Term Loan	10/11/2022	11.86% (6M SOFR + 7.00%)	1.00	10/11/2028	64,167	64,167	64,167	1.7%	(3)(8)(10)
								64,167	64,167	1.7%
First Brands Group, LLC	Automobile Components	First Lien Term Loan	3/24/2021	10.25% (6M SOFR+ 5.00%)	1.00	3/30/2027	22,354	22,267	21,930	0.6%	(3)(8)(10)
		Second Lien Term Loan	3/24/2021	13.60% (6ML+ 8.50%)	1.00	3/30/2028	37,000	36,633	36,472	1.0%	(3)(8)(10)
								58,900	58,402	1.6%
Forta, LLC (f/k/a Help/Systems Holdings, Inc.)	Software	Second Lien Term Loan	11/14/2019	11.66% (1M SOFR+ 6.75%)	0.75	11/19/2027	52,500	52,336	48,691	1.3%	(3)(8)(10)
								52,336	48,691	1.3%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 8.68%	—	10/15/2030	50,524	33,305	24,543	0.5%	(5) (14)
								33,305	24,543	0.5%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 19.69%	—	5/16/2031	24,575	16,429	13,686	0.4%	(5) (14)
								16,429	13,686	0.4%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 16.47%	—	7/15/2031	39,905	27,415	19,609	0.5%	(5) (14)
								27,415	19,609	0.5%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Structured Finance	Subordinated Structured Note	8/7/2012	Residual Interest, current yield 0.00%	—	8/15/2023	23,188	3,704	1	—%	(5) (14)(17)
								3,704	1	—%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield 0.00%	—	4/28/2025	41,163	21,322	25	—%	(5) (14)(17)
								21,322	25	—%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield 0.00%	—	10/18/2027	39,598	29,557	139	—%	(5) (14)(17)
								29,557	139	—%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 5.06%	—	7/18/2031	19,025	13,448	7,271	0.2%	(5) (14)
								13,448	7,271	0.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2023 (Unaudited)
(in thousands, except share data)

							March 31, 2023 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

The Hiller Companies, LLC (49)	Commercial Services & Supplies	First Lien Term Loan	10/11/2022	11.89% (3M SOFR + 7.00%)	1.00	9/15/2028	$20,000	$20,000	$20,000	0.5%	(3)(8)(10)
								20,000	20,000	0.5%
Interventional Management Services, LLC	Health Care Providers & Services	First Lien Revolving Line of Credit - $5,000 Commitment	2/22/2021	14.16% (3ML+ 9.00%)	1.00	2/22/2025	5,000	5,000	5,000	0.1%	(10)(15)
		First Lien Term Loan	2/22/2021	14.16% (3ML+ 9.00%)	1.00	2/20/2026	67,328	67,328	67,328	1.8%	(3) (10)
								72,328	72,328	1.9%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	6/26/2015	Residual Interest, current yield 10.49%	—	10/20/2031	23,594	18,172	13,576	0.4%	(5) (14)
								18,172	13,576	0.4%
K&N HoldCo, LLC	Automobile Components	Class A Common Units (84,553 units)	2/14/2023		—	N/A	—	25,697	1,188	—%	(8)(16)
								25,697	1,188	—%
KM2 Solutions LLC	IT Services	First Lien Term Loan	12/17/2020	14.05% (3M SOFR+ 9.00%)	1.00	12/17/2025	23,738	23,738	23,194	0.6%	(3) (10)
								23,738	23,194	0.6%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 8.70%	—	7/21/2031	49,934	25,333	19,545	0.5%	(5) (14)
								25,333	19,545	0.5%
LGC US FINCO, LLC	Machinery	First Lien Term Loan	1/17/2020	11.34% (1ML+ 6.50%)	1.00	12/20/2025	30,154	29,696	28,602	0.8%	(3)(8)(10)
								29,696	28,602	0.8%
Magnate Worldwide, LLC	Air Freight & Logistics	First Lien Delayed Draw Term Loan - $2,357 Commitment	3/11/2022	10.23% (3ML+ 5.50%)	0.75	12/30/2028	—	—	—	—%	(8)(10)(15)
		First Lien Term Loan	3/11/2022	10.23% (3ML+ 5.50%)	0.75	12/30/2028	30,186	30,186	30,186	0.8%	(3)(8)(10)
		Second Lien Term Loan	12/30/2021	13.66% (3ML+ 8.50%)	0.75	12/30/2029	95,000	95,000	95,000	2.5%	(3)(8)(10)
								125,186	125,186	3.3%
Mamba Purchaser, Inc.	Health Care Providers & Services	Second Lien Term Loan	9/29/2021	11.34% (1ML+ 6.50%)	0.50	10/14/2029	23,000	22,857	23,000	0.6%	(3)(8)(10)
								22,857	23,000	0.6%
Medical Solutions Holdings, Inc. (4)	Health Care Providers & Services	Second Lien Term Loan	11/1/2021	11.99% (3M SOFR+ 7.00%)	0.50	11/1/2029	54,463	54,426	54,463	1.4%	(3)(8)(10)
								54,426	54,463	1.4%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note	4/17/2013	Residual Interest, current yield 0.00%	—	10/15/2030	43,650	22,848	14,745	0.4%	(5) (14)(17)
								22,848	14,745	0.4%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 14.28%	—	7/15/2031	47,829	24,439	20,639	0.5%	(5) (14)
								24,439	20,639	0.5%
Nexus Buyer LLC	Capital Markets	Second Lien Term Loan	11/5/2021	11.09% (1ML+ 6.25%)	0.50	11/5/2029	42,500	42,500	38,265	1.0%	(8)(10)
								42,500	38,265	1.0%
NH Kronos Buyer, Inc.	Pharmaceuticals	First Lien Term Loan	12/7/2022	11.30% (3M SOFR + 6.25%)	1.00	11/1/2028	74,766	74,766	74,766	2.0%	(3)(8)(10)
								74,766	74,766	2.0%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 5.90%	—	7/19/2030	42,064	28,163	22,333	0.6%	(5) (14)
								28,163	22,333	0.6%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note	8/12/2015	Residual Interest, current yield 15.45%	—	4/16/2031	46,016	21,475	17,746	0.5%	(5) (14)
								21,475	17,746	0.5%
OneTouchPoint Corp	Professional Services	First Lien Term Loan	2/19/2021	13.16% (3ML+ 8.00%)	1.00	2/19/2026	38,880	38,880	38,477	1.0%	(3) (10)
								38,880	38,477	1.0%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2023 (Unaudited)
(in thousands, except share data)

							March 31, 2023 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

PeopleConnect Holdings, LLC (11)	Interactive Media & Services	First Lien Term Loan	1/22/2020	13.41% (3ML+ 8.25%)	1.75	1/22/2025	$211,754	$211,754	$211,754	5.6%	(3) (10)
								211,754	211,754	5.6%
PetVet Care Centers, LLC (f/k/a Pearl Intermediate Parent LLC)	Health Care Providers & Services	Second Lien Term Loan	2/1/2018	11.09% (1ML+ 6.25%)	—	2/15/2026	16,000	15,953	15,509	0.4%	(3)(8)(10)
								15,953	15,509	0.4%
PGX Holdings, Inc. (6)	Diversified Consumer Services	First Lien Term Loan	7/21/2021	12.91% (3M SOFR + 7.75%)	1.50	7/21/2026	70,639	70,639	70,639	1.9%	(8)(10)
		Second Lien Delayed Draw Term Loan - $30,000 Commitment	12/28/2022	12.00% PIK	—	12/31/2025	—	—	—	—%	(15)
		Second Lien Term Loan	7/21/2021	12.00% PIK	—	7/27/2027	179,986	179,986	114,017	3.0%	(39)
		Class B of PGX TopCo LLC (999 Non-Voting Units)	5/27/2020		—	N/A	—	—	—	—%	(16)
								250,625	184,656	4.9%
PlayPower, Inc.	Leisure Products	First Lien Term Loan	5/7/2019	10.25% (3M SOFR+ 7.50%)	—	5/10/2026	5,808	5,779	5,123	0.1%	(3)(8)(10)
								5,779	5,123	0.1%
Precisely Software Incorporated (f/k/a Vision Solutions, Inc.) (29)	IT Services	Second Lien Term Loan	4/23/2021	12.07% (3ML+ 7.25%)	0.75	4/23/2029	80,000	79,302	67,796	1.8%	(3)(8)(10)
								79,302	67,796	1.8%
Preventics, Inc. (d/b/a Legere Pharmaceuticals) (46)	Health Care Providers & Services	First Lien Term Loan	11/12/2021	15.66% (3ML+ 10.50%)	1.00	11/12/2026	9,173	9,173	9,063	0.2%	(3) (10)
		Series A Convertible Preferred Stock (320 units)	11/12/2021	8.00%	—	N/A	—	127	131	—%	(16)
		Series C Convertible Preferred Stock (3,575 units)	11/12/2021	8.00%	—	N/A	—	1,419	1,461	—%	(16)
								10,719	10,655	0.2%
Raisin Acquisition Co, Inc.	Pharmaceuticals	First Lien Revolving Line of Credit - $3,583 Commitment	6/17/2022	12.38% (3M SOFR+ 7.00%)	1.00	12/13/2026	—	—	—	—%	(8)(10)(15)
		First Lien Delayed Draw Term Loan - $1,554 Commitment	6/17/2022	12.16% (3M SOFR+ 7.00%)	1.00	12/13/2026	1,523	1,489	1,485	—%	(8)(10)(15)
		First Lien Term Loan	6/17/2022	12.38% (3M SOFR+ 7.00%)	1.00	12/13/2026	24,365	23,740	23,754	0.6%	(3)(8)(10)
								25,229	25,239	0.6%
RC Buyer, Inc.	Automobile Components	Second Lien Term Loan	7/26/2021	11.34% (1ML+ 6.50%)	0.75	7/30/2029	20,000	19,921	19,117	0.5%	(3)(8)(10)
								19,921	19,117	0.5%
Reception Purchaser, LLC	Air Freight & Logistics	First Lien Term Loan	4/28/2022	10.83% (1M SOFR+ 6.00%)	0.75	3/24/2028	62,890	61,911	62,600	1.6%	(3)(8)(10)
								61,911	62,600	1.6%
Redstone Holdco 2 LP (22)	IT Services	Second Lien Term Loan	4/16/2021	12.56% (3ML+ 7.75%)	0.75	4/27/2029	50,000	49,322	41,358	1.1%	(3)(8)(10)
								49,322	41,358	1.1%
Research Now Group, Inc. & Survey Sampling International LLC	Professional Services	First Lien Term Loan	12/8/2017	10.31% (3ML+ 5.50%)	1.00	12/20/2024	9,500	9,359	8,345	0.2%	(3)(8)(10)
		Second Lien Term Loan	12/8/2017	14.31% (3ML+ 9.50%)	1.00	12/20/2025	50,000	48,826	39,838	1.0%	(3)(8)(10)
								58,185	48,183	1.2%
Rising Tide Holdings, Inc.	Diversified Consumer Services	First Lien Term Loan	3/23/2023	13.39% PIK (3M SOFR+ 8.25%)	0.75	6/1/2029	11,983	11,849	11,812	0.3%	(8)(10)(39)(50)
		Second Lien Term Loan	3/23/2023	13.39% PIK (3M SOFR + 8.25%)	0.75	6/1/2029	11,763	11,630	—	—%	(8)(9)(10)
								23,479	11,812	0.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2023 (Unaudited)
(in thousands, except share data)

							March 31, 2023 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

The RK Logistics Group, Inc.	Commercial Services & Supplies	First Lien Term Loan	3/24/2022	15.66% (3ML+ 10.50%)	1.00	3/24/2027	5,925	5,925	5,925	0.2%	(3) (10)
		Class A Common Units(263,000 units)	3/24/2022		—	N/A	—	263	2,049	0.1%	(16)
		Class B Common Units(1,237,000 units)	3/24/2022		—	N/A	—	1,237	9,636	0.3%	(16)
								7,425	17,610	0.6%
RME Group Holding Company	Media	First Lien Term Loan A	5/4/2017	10.66% (3ML+ 5.50%)	1.00	5/6/2024	23,131	23,131	23,131	0.6%	(3) (10)
		First Lien Term Loan B	5/4/2017	16.16% (3ML+ 11.00%)	1.00	5/6/2024	21,302	21,302	21,302	0.6%	(3) (10)
								44,433	44,433	1.2%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note	4/11/2014	Residual Interest, current yield 13.57%	—	4/21/2031	27,725	19,992	15,337	0.4%	(5) (14)
								19,992	15,337	0.4%
Rosa Mexicano	Hotels, Restaurants & Leisure	First Lien Revolving Line of Credit - $500 Commitment	3/29/2018	12.66% (3ML+ 7.50%)	1.25	5/29/2024	235	235	223	—%	(10)(15)
		First Lien Term Loan	3/29/2018	12.66% (3ML+ 7.50%)	1.25	5/29/2024	22,161	22,161	21,006	0.6%	(10)
								22,396	21,229	0.6%
SEOTownCenter, Inc.	IT Services	First Lien Term Loan	1/31/2022	13.16% (3ML+ 8.00%)	1.00	1/31/2027	51,350	51,350	49,608	1.3%	(3) (10)
								51,350	49,608	1.3%
Shearer’s Foods, LLC	Food Products	Second Lien Term Loan	9/15/2020	12.60% (1ML+ 7.75%)	1.00	9/23/2028	4,000	3,931	4,000	0.1%	(3)(8)(10)
								3,931	4,000	0.1%
ShiftKey, LLC	Health Care Technology	First Lien Term Loan	6/21/2022	11.91% (3M SOFR+ 5.75%)	1.00	6/21/2027	64,513	64,030	64,513	1.7%	(3) (10)
								64,030	64,513	1.7%
Shutterfly, LLC	Internet & Direct Marketing Retail	2021 Refinancing First Lien Term Loan B	7/1/2021	9.84% (1ML+ 5.00%)	0.75	9/25/2026	20,090	20,022	13,880	0.4%	(3)(8)(10)
								20,022	13,880	0.4%
Sorenson Communications, LLC	Diversified Telecommunication Services	First Lien Term Loan	3/12/2021	10.34% (1ML+ 5.50%)	0.75	3/17/2026	32,052	31,694	31,797	0.8%	(3)(8)(10)
								31,694	31,797	0.8%
Southern Veterinary Partners	Health Care Providers & Services	Second Lien Term Loan	10/2/2020	12.59% (1ML+ 7.75%)	1.00	10/5/2028	8,000	7,944	7,741	0.2%	(3)(8)(10)
								7,944	7,741	0.2%
Spectrum Holdings III Corp	Health Care Equipment & Supplies	Second Lien Term Loan	1/26/2018	11.84% (1ML+ 7.00%)	1.00	1/31/2026	7,500	7,487	6,810	0.2%	(8)(10)
								7,487	6,810	0.2%
Staples, Inc.	Distributors	First Lien Term Loan	11/18/2019	9.81% (3ML+ 5.00%)	—	4/16/2026	8,706	8,663	8,094	0.2%	(3)(8)(10)(47)
								8,663	8,094	0.2%
Strategic Materials Holding Corp.	Household Durables	Second Lien Term Loan	10/27/2017	12.56% (3ML+ 7.75%)	1.00	11/1/2025	7,000	6,977	5,064	0.1%	(8)(10)
								6,977	5,064	0.1%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interest	12/4/2006		—	N/A	—	—	—	—%	(13)
								—	—	—%
Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note	5/6/2014	Residual Interest, current yield 0.00%	—	7/14/2026	49,250	23,941	8,046	0.2%	(5) (14)(17)
								23,941	8,046	0.2%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note	10/17/2014	Residual Interest, current yield 8.97%	—	1/19/2032	63,830	41,644	28,051	0.7%	(5) (14)
								41,644	28,051	0.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2023 (Unaudited)
(in thousands, except share data)

							March 31, 2023 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	1/26/2018	12.00% PIK	—	2/27/2026	$169,940	$169,940	$169,940	4.5%	(39)
		First Lien Term Loan	11/17/2022	12.00% PIK	—	2/27/2026	14,636	14,636	14,636	0.4%	(39)
		Class W Interests of Town & Country Housewares Group, LP(188,105 Non-Voting Interests)	8/31/2022	4.00%	—	N/A	—	—	15	—%	(16)
		Class B of Town & Country TopCo LLC (999 Non-Voting Units)	11/17/2022		—	N/A	—	—	38,355	1.0%	(16)
								184,576	222,946	5.9%
TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	14.16% (3ML+ 9.00%) plus 1.50% PIK	1.00	11/30/2025	23,393	23,393	23,393	0.6%	(3) (10)(39)
								23,393	23,393	0.6%
United Sporting Companies, Inc. (18)	Distributors	Second Lien Term Loan	9/28/2012	13.25% (1ML+ 11.00%) plus 2.00% PIK	2.25	11/16/2019	130,140	89,178	7,017	0.2%	(9)(10)
								89,178	7,017	0.2%
Upstream Newco, Inc.	Health Care Providers & Services	Second Lien Term Loan	11/20/2019	13.66% (3ML+ 8.50%)	—	11/20/2027	22,000	21,881	20,965	0.6%	(3)(8)(10)
								21,881	20,965	0.6%
USG Intermediate, LLC	Leisure Products	First Lien Revolving Line of Credit - $3,000 Commitment	4/15/2015	14.09% (1ML+ 9.25%)	1.00	2/9/2027	3,000	3,000	3,000	0.1%	(10)(15)
		First Lien Term Loan B	4/15/2015	16.59% (1ML+ 11.75%)	1.00	2/9/2027	50,966	50,966	50,966	1.3%	(3) (10)
		Equity	4/15/2015		—	N/A	—	1	—	—%	(16)
								53,967	53,966	1.4%
VC GB Holdings I Corp	Household Durables	Second Lien Term Loan	6/30/2021	11.59% (1ML+ 6.75%)	0.50	7/23/2029	23,000	22,818	21,965	0.6%	(3)(8)(10)
								22,818	21,965	0.6%
ViaPath Technologies. (f/k/a Global Tel*Link Corporation)	Diversified Telecommunication Services	First Lien Term Loan	8/7/2019	9.08% (3M SOFR+ 4.25%)	—	11/29/2025	9,647	9,473	9,110	0.2%	(3)(8)(10)
		Second Lien Term Loan	11/20/2018	14.83% (3M SOFR+ 10.00%)	—	11/29/2026	122,670	121,903	116,672	3.1%	(3)(8)(10)
								131,376	125,782	3.3%
Victor Technology, LLC	Commercial Services & Supplies	First Lien Term Loan	12/3/2021	12.66% (3ML+ 7.50%)	1.00	12/3/2028	29,625	29,625	27,827	0.7%	(3) (10)
								29,625	27,827	0.7%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 0.91%	—	10/15/2030	40,613	27,041	21,546	0.5%	(5) (14)
								27,041	21,546	0.5%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 4.58%	—	4/18/2031	40,773	24,228	17,409	0.5%	(5) (14)
								24,228	17,409	0.5%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2016	Residual Interest, current yield 10.49%	—	10/20/2031	28,100	23,533	19,211	0.5%	(5) (14)
								23,533	19,211	0.5%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note	6/13/2017	Residual Interest, current yield 13.87%	—	4/20/2034	44,885	51,611	40,238	1.1%	(5) (14)
								51,611	40,238	1.1%
VT Topco, Inc.	Commercial Services & Supplies	Second Lien Term Loan	8/14/2018	11.59% (1ML+ 6.75%)	—	8/17/2026	12,000	11,939	11,683	0.3%	(3)(8)(10)
		2021 Second Lien Term Loan	7/30/2021	11.59% (1ML+ 6.75%)	0.75	8/17/2026	20,250	20,136	19,715	0.5%	(3)(8)(10)
								32,075	31,398	0.8%
WatchGuard Technologies, Inc.	IT Services	First Lien Term Loan	8/17/2022	10.11% (6M SOFR+ 5.25%)	0.75	6/30/2029	34,913	34,913	34,264	0.9%	(8)(10)
								34,913	34,264	0.9%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2023 (Unaudited)
(in thousands, except share data)

							March 31, 2023 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Wellful Inc. (f/k/a KNS Acquisition Corp.)	Food & Staples Retailing	First Lien Term Loan	5/26/2022	11.17% (1M SOFR+ 6.25%)	0.75	4/21/2027	$13,785	$12,994	$13,244	0.3%	(8)(10)
		Incremental First Lien Term Loan	7/21/2022	11.17% (1M SOFR+ 6.25%)	0.75	4/21/2027	14,813	14,244	14,231	0.4%	(8)(10)
								27,238	27,475	0.7%
Wellpath Holdings, Inc. (f/k/a CCS-CMGC Holdings, Inc.)	Health Care Providers & Services	First Lien Term Loan	5/13/2019	10.33% (3ML+ 5.50%)	—	10/1/2025	14,278	14,154	13,577	0.4%	(3)(8)(10)
		Second Lien Term Loan	9/25/2018	13.83% (3ML+ 9.00%)	—	10/1/2026	37,000	36,688	33,526	0.9%	(3)(8)(10)
								50,842	47,103	1.3%
Total Non-Control/Non-Affiliate Investments (Level 3)								$4,671,607	$4,104,739	108.0%

Total Portfolio Investments (Level 3)								$7,565,194	$7,592,777	199.8%
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2022
(in thousands, except share data)

							June 30, 2022
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Engine Group, Inc. (7)	Media	First Lien Term Loan	11/17/2020	6.42% (1ML+ 4.75%)	1.00	11/17/2023	$3,551	$3,551	$3,400	0.1%	(8)(10)
		Class B Common Units (1,039,554 units)	11/17/2020			N/A		26,991	—	—%	(8)(16)
								30,542	3,400	0.1%
Engineered Machinery Holdings, Inc.	Machinery	Incremental Amendment No. 2 Second Lien Term Loan	5/6/2021	8.75% (3ML+ 6.50%)	0.75	5/21/2029	5,000	4,982	4,897	0.1%	(3)(8)(10)
		Incremental Amendment No. 3 Second Lien Term Loan	8/6/2021	8.25% (3ML+ 6.00%)	0.75	5/21/2029	5,000	5,000	4,772	0.1%	(3)(8)(10)
								9,982	9,669	0.2%
Enseo Acquisition, Inc.	IT Services	First Lien Term Loan	6/2/2021	10.25% (3ML+ 8.00%)	1.00	6/2/2026	54,450	54,450	54,450	1.3%	(3) (10)
								54,450	54,450	1.3%
Excelitas Technologies Corp. (f/k/a/ EXC Holdings III Corp.)	Technology Hardware, Storage & Peripherals	Second Lien Term Loan	11/17/2017	8.50% (3ML+ 7.50%)	1.00	12/1/2025	12,500	12,447	12,398	0.3%	(3)(8)(10)
								12,447	12,398	0.3%
Eze Castle Integration, Inc.	IT Services	First Lien Delayed Draw Term Loan - $1,786 Commitment	7/15/2020	10.00% (3ML+ 8.50%)	1.50	7/15/2025	—	—	—	—%	(10)(15)
		First Lien Term Loan	7/15/2020	10.00% (3ML+ 8.50%)	1.50	7/15/2025	46,740	46,740	46,740	1.1%	(3) (10)
								46,740	46,740	1.1%
First Brands Group	Auto Components	First Lien Term Loan	3/24/2021	6.29% (3M SOFR+ 5.00%)	1.00	3/30/2027	22,525	22,388	22,210	0.5%	(3)(8)(10)
		Second Lien Term Loan	3/24/2021	9.74% (3ML+ 8.50%)	1.00	3/30/2028	37,000	36,503	37,000	0.9%	(3)(8)(10)
								58,891	59,210	1.4%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 12.12%	—	10/15/2030	50,525	33,868	26,924	0.8%	(5) (14)
								33,868	26,924	0.8%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 11.34%	—	5/16/2031	24,575	15,963	11,898	0.3%	(5) (14)
								15,963	11,898	0.3%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 7.95%	—	7/15/2031	39,905	27,017	17,407	0.4%	(5) (14)
								27,017	17,407	0.4%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Structured Finance	Subordinated Structured Note	8/7/2012	Residual Interest, current yield 0.00%	—	8/15/2023	23,188	3,704	6	—%	(5) (14)(17)
								3,704	6	—%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Structured Finance	Subordinated Structured Note	3/8/2013	Residual Interest, current yield 0.00%	—	4/15/2025	40,400	19,984	22	—%	(5) (14)(17)
								19,984	22	—%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Structured Finance	Subordinated Structured Note	2/7/2014	Residual Interest, current yield 0.00%	—	4/20/2026	24,500	11,822	37	—%	(5) (14)(17)
								11,822	37	—%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield 0.00%	—	4/28/2025	41,164	21,321	53	—%	(5) (14)(17)
								21,321	53	—%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield 0.00%	—	10/18/2027	39,598	29,557	234	—%	(5) (14)(17)
								29,557	234	—%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 0.00%	—	7/18/2031	19,025	13,024	6,585	0.3%	(5) (14)(17)
								13,024	6,585	0.3%
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2023 (Unaudited) and June 30, 2022

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
(3)Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair value of the investments held by PCF at March 31, 2023 and June 30, 2022 were $2,559,175 and $2,638,042, respectively, representing 33.7% and 34.7% of our total investments, respectively.
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
(10)Certain variable rate securities in our portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. The 1-Month LIBOR, or “1ML”, was 4.86% as of March 31, 2023 and 1.79% as of June 30, 2022. The 3-Month LIBOR, or “3ML”, was 5.19% as of March 31, 2023 and 2.29% as of June 30, 2022. The 6-Month LIBOR, or “6ML”, was 5.31% as of March 31, 2023 and 2.94% as of June 30, 2022. The 1-Month Secured Overnight Financing Rate or “1M SOFR”, was 4.80% as of March 31, 2023 and 1.69% as of June 30, 2022. The 3-Month Secured Overnight Financing Rate or “3M SOFR”, was 4.91% as of March 31, 2023 and 2.12% as of June 30, 2022. The 6-Month Secured Overnight Financing Rate or “6M SOFR” was 4.90% as of March 31, 2023. The PRIME Rate or “PRIME” was 8.00% as of March 31, 2023
(11)PeopleConnect Holdings, Inc. and Pubrec Holdings, Inc. are joint borrowers.
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
(14)Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2023 and June 30, 2022, our qualifying
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2023 (Unaudited) and June 30, 2022 (Continued)
assets, as a percentage of total assets, stood at 81.08% and 80.64%, respectively. We monitor the status of these assets on an ongoing basis.
(15)Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of March 31, 2023 and June 30, 2022, we had $54,133 and $43,934, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.
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
(19)Medusind Acquisition, Inc., Medusind Intermediate, Inc., Medusind Solutions Inc. and Medusind Inc. are joint borrowers.
(20)CP Holdings of Delaware LLC (“CP Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of CP Energy Services Inc. (“CP Energy”) as of March 31, 2023 and June 30, 2022. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $31,603 in first lien term loans (the “Spartan Term Loans”) due to us as of March 31, 2023. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. In September 2020, we made a new $26,193 Series A preferred stock investment in Spartan Energy Holdings, Inc., which equates to 100% of the Series A non-voting non-convertible preferred stock outstanding. In September 2020, Spartan Energy Services, LLC fully repaid the $26,193 Senior Secured Term Loan B receivable to us at par. We recorded a realized gain of $2,832 in our Consolidated Statement of Operations for the quarter ended September 30, 2020 as a result of this transaction.
(21)Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% and 99.0% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of March 31, 2023 and June 30, 2022, respectively. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company. Effective December 10, 2021, Credit Central’s term loan lenders were granted a first priority security interest on certain assets of Credit Central and our investment became classified as a First Lien Term Loan.
(22)Redstone Holdco 2 LP is the parent borrower on the second lien term loan. Redstone Buyer, LLC, Redstone Intermediate (Archer) HoldCo LLC, Redstone Intermediate (FRI) HoldCo LLC, Redstone Intermediate (NetWitness) HoldCo, LLC, and Redstone Intermediate (SecurID) HoldCo, LLC are joint borrowers on the Second Lien Term Loan.
(23)First Tower Holdings of Delaware LLC (“First Tower Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 80.10% of the voting interest and 78.06% of the fully-diluted economic interest of First Tower Finance Company LLC (“First Tower Finance”). First Tower Finance owns 100% of First Tower, LLC, the operating company. We report First Tower Finance as a separate controlled company. Effective March 17, 2021, the First Tower, LLC lenders were granted a first priority security interest in First Tower Finance’s assets and our investment became classified as a First Lien Term Loan. Effective June 30, 2021, we increased our investment in our first lien term loan in the aggregate principal amount of $50,000 and the proceeds were returned to us as a distribution on our equity investment in First Tower, LLC.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2023 (Unaudited) and June 30, 2022 (Continued)
(24)Energy Solutions Holdings Inc., a consolidated entity in which we own 100% of the equity, owns 100% of Freedom Marine Solutions, LLC (“Freedom Marine”), which owns Vessel Company, LLC, Vessel Company II, LLC and Vessel Company III, LLC. We report Freedom Marine as a separate controlled company.
(25)MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 100% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc. (“Mity-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. Our subordinated unsecured note issued and outstanding to Broda Canada is denominated in Canadian Dollars (“CAD”). As of March 31, 2023 and June 30, 2022, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder.
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
(27)Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 94.48% of Nationwide Loan Company LLC, the operating company, as of March 31, 2023 and June 30, 2022. We report Nationwide Loan Company LLC as a separate controlled company. Prospect has a first priority security interest in the assets of Nationwide.
(28)NMMB Holdings, Inc. (“NMMB Holdings”), a consolidated entity in which we own 100% of the equity, owns 90.42% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of March 31, 2023 and June 30, 2022. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.
(29)Vision Solutions, Inc. and Precisely Software Incorporate are joint borrowers on the Second Lien Term Loan.
(30)Prospect owns 99.96% of the equity of USES Corp. as of March 31, 2023 and June 30, 2022.
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
(32)As of March 31, 2023 and June 30, 2022, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC, the parent company of Nixon, Inc.
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
(35)As of March 31, 2023 and June 30, 2022, the residual profit interest includes both (i) 8.33% of New TLA, TLD and TLE residual profit and (ii) 100% of TLC residual profits, with both calculated quarterly in arrears.
(36)Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.97% ownership interest of Pacific World as of March 31, 2023 and as of June 30, 2022. As a result, Prospect’s investment in Pacific World is classified as a control investment.
(37)The following shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of March 31, 2023:
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2023 (Unaudited) and June 30, 2022 (Continued)
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2023 (Unaudited) and June 30, 2022 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$56,600	$—	$—	$—	$55,581	$112,181
Commercial Services & Supplies	125,567	—	—	7,200	27,349	160,116
Construction & Engineering	58,745	—	—	—	12,053	70,798
Consumer Finance	480,419	—	—	—	82,843	563,262
Diversified Consumer Services	—	—	—	—	2,378	2,378
Energy Equipment & Services	99,819	—	—	—	221,800	321,619
Equity Real Estate Investment Trusts (REITs)	670,656	—	—	—	15,430	686,086
Health Care Providers & Services	288,739	—	—	—	45,118	333,857
Machinery	33,622	—	—	—	6,866	40,488
Media	29,723	—	—	—	—	29,723
Online Lending	21,580	—	—	—	—	21,580
Personal Products	87,417	—	—	—	189,294	276,711
Trading Companies & Distributors	32,692	—	—	—	32,500	65,192
Structured Finance	200,600	—	—	—	—	200,600
Total Control Investments	$2,186,179	$—	$—	$7,200	$691,212	$2,884,591
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$8,996	$8,996
Total Affiliate Investments	$—	$—	$—	$—	$8,996	$8,996
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$92,097	$95,000	$—	$—	$—	$187,097
Automobile Components	22,267	86,554	—	—	25,697	134,518
Building Products	—	35,000	—	—	—	35,000
Capital Markets	—	42,500	—	—	—	42,500
Commercial Services & Supplies	124,275	185,351	—	—	1,500	311,126
Communications Equipment	9,237	50,597	—	—	—	59,834
Consumer Finance	47,026	—	—	—	—	47,026
Distributors	193,239	89,178	—	—	—	282,417
Diversified Consumer Services	82,488	191,616	—	—	—	274,104
Diversified Financial Services	36,597	—	—	5,799	—	42,396
Diversified Telecommunication Services	41,167	121,903	—	—	—	163,070
Electrical Equipment	64,167	—	—	—	—	64,167
Food & Staples Retailing	27,238	—	—	—	—	27,238
Food Products	—	135,249	—	—	—	135,249
Health Care Equipment & Supplies	—	7,487	—	—	—	7,487
Health Care Providers & Services	156,859	159,749	—	—	1,546	318,154
Health Care Technology	129,160	—	—	—	—	129,160
Hotels, Restaurants & Leisure	22,396	—	—	—	—	22,396
Household Durables	89,672	29,795	—	—	2,001	121,468
Interactive Media & Services	211,754	—	—	—	—	211,754
Internet & Direct Marketing Retail	20,022	—	—	—	—	20,022
IT Services	211,540	148,074	—	—	—	359,614
Leisure Products	59,745	—	—	—	1	59,746
Machinery	53,089	9,986	—	—	—	63,075
Media	47,979	—	—	—	26,991	74,970
Pharmaceuticals	99,995	—	—	—	—	99,995
Professional Services	66,325	123,826	—	—	—	190,151
Software	—	52,336	—	—	—	52,336
Textiles, Apparel & Luxury Goods	159,562	8,943	—	—	—	168,505
Structured Finance (A)	—	—	967,032	—	—	967,032
Total Non-Control/Non-Affiliate	$2,067,896	$1,573,144	$967,032	$5,799	$57,736	$4,671,607
Total Portfolio Investment Cost	$4,254,075	$1,573,144	$967,032	$12,999	$757,944	$7,565,194
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2023 (Unaudited) and June 30, 2022 (Continued)
The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of March 31, 2023:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Control Investments
Aerospace & Defense	$56,600	$—	$—	$—	$4,272	$60,872	1.6%
Commercial Services & Supplies	67,085	—	—	7,200	4,857	79,142	2.1%
Construction & Engineering	58,745	—	—	—	82,819	141,564	3.7%
Consumer Finance	481,755	—	—	—	250,425	732,180	19.3%
Diversified Consumer Services	—	—	—	—	3,242	3,242	0.1%
Energy Equipment & Services	99,819	—	—	—	29,781	129,600	3.4%
Equity Real Estate Investment Trusts (REITs)	670,656	—	—	—	701,837	1,372,493	36.1%
Health Care Providers & Services	288,739	—	—	—	163,013	451,752	11.9%
Machinery	33,622	—	—	—	33,027	66,649	1.8%
Media	29,723	—	—	—	74,664	104,387	2.7%
Online Lending	21,580	—	—	—	—	21,580	0.6%
Personal Products	73,492	—	—	—	—	73,492	1.9%
Trading Companies & Distributors	32,692	—	—	—	9,849	42,541	1.1%
Structured Finance (A)	200,600	—	—	—	—	200,600	5.3%
Total Control Investments	$2,115,108	$—	$—	$7,200	$1,357,786	$3,480,094	91.6%
Fair Value % of Net Assets	55.7%	—%	—%	0.2%	35.7%	91.6%
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$7,944	$7,944	0.2%
Total Affiliate Investments	$—	$—	$—	$—	$7,944	$7,944	0.2%
Fair Value % of Net Assets	—%	—%	—%	—%	0.2%	0.2%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$92,786	$95,000	$—	$—	$—	$187,786	4.9%
Automobile Components	21,930	85,589	—	—	1,188	108,707	2.9%
Building Products	—	33,849	—	—	—	33,849	0.9%
Capital Markets	—	38,265	—	—	—	38,265	1.0%
Commercial Services & Supplies	124,104	181,670	—	—	11,685	317,459	8.4%
Communications Equipment	6,905	37,250	—	—	—	44,155	1.2%
Consumer Finance	19,400	—	—	—	—	19,400	0.5%
Distributors	192,670	7,017	—	—	38,370	238,057	6.3%
Diversified Consumer Services	82,451	114,017	—	—	—	196,468	5.1%
Diversified Financial Services	36,597	—	—	5,509	—	42,106	1.1%
Diversified Telecommunication Services	40,907	116,672	—	—	—	157,579	4.1%
Electrical Equipment	64,167	—	—	—	—	64,167	1.7%
Food & Staples Retailing	27,475	—	—	—	—	27,475	0.7%
Food Products	—	125,940	—	—	—	125,940	3.3%
Health Care Equipment & Supplies	—	6,810	—	—	—	6,810	0.1%
Health Care Providers & Services	154,409	155,204	—	—	1,592	311,205	8.2%
Health Care Technology	128,272	—	—	—	—	128,272	3.4%
Hotels, Restaurants & Leisure	21,229	—	—	—	—	21,229	0.6%
Household Durables	89,672	27,029	—	—	—	116,701	3.1%
Interactive Media & Services	211,754	—	—	—	—	211,754	5.6%
Internet & Direct Marketing Retail	13,880	—	—	—	—	13,880	0.4%
IT Services	206,232	128,578	—	—	—	334,810	8.8%
Leisure Products	59,089	—	—	—	—	59,089	1.6%
Machinery	51,995	9,939	—	—	—	61,934	1.6%
Media	46,545	—	—	—	—	46,545	1.2%
Pharmaceuticals	100,005	—	—	—	—	100,005	2.6%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2023 (Unaudited) and June 30, 2022 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Professional Services	64,325	111,836	—	—	—	176,161	4.6%
Software	—	48,691	—	—	—	48,691	1.3%
Textiles, Apparel & Luxury Goods	158,967	8,850	—	—	—	167,817	4.4%
Structured Finance (A)	—	—	698,423	—	—	698,423	18.4%
Total Non-Control/Non-Affiliate	$2,015,766	$1,332,206	$698,423	$5,509	$52,835	$4,104,739	108.0%
Fair Value % of Net Assets	53.0%	35.1%	18.4%	0.1%	1.4%	108.0%
Total Portfolio	$4,130,874	$1,332,206	$698,423	$12,709	$1,418,565	$7,592,777	199.8%
Fair Value % of Net Assets	108.7%	35.1%	18.4%	0.3%	37.3%	199.8%
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

Endnote Explanations as of March 31, 2023 (Unaudited) and June 30, 2022 (Continued)

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

Endnote Explanations as of March 31, 2023 (Unaudited) and June 30, 2022 (Continued)

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2023 (Unaudited) and June 30, 2022 (Continued)

(39)The interest rate on these investments, excluding those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended March 31, 2023:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
CP Energy Services Inc. - First Lien Term Loan	14.16%	—%	14.16%	(A)
CP Energy Services Inc. - First Lien Term Loan	14.16%	—%	14.16%	(A)
CP Energy Services Inc. - First Lien Term Loan	14.16%	—%	14.16%	(A)
CP Energy Services Inc. - First Lien Term Loan A to Spartan Energy Services, LLC	12.84%	—%	—%	(B)
Credit Central Loan Company, LLC - First Lien Term Loan	10.00%	—%	5.00%	(C)
Echelon Transportation, LLC - First Lien Term Loan	8.57%	—%	—%	(D)
Eze Castle Integration, Inc. - First Lien Term Loan	1.00%	—%	1.00%
Eze Castle Integration, Inc. - Delayed Draw Term Loan	1.00%	—%	1.00%
First Tower Finance Company LLC - First Lien Term Loan	11.09%	3.91%	5.00%	(E)
InterDent, Inc. - First Lien Term Loan B	12.00%	—%	12.00%
MITY, Inc. - First Lien Term Loan A	5.94%	6.22%	—%	(F)
MITY, Inc. - First Lien Term Loan B	14.48%	7.68%	10.00%	(F)
National Property REIT Corp. - First Lien Term Loan A	—%	3.53%	3.53%
National Property REIT Corp. - First Lien Term Loan B	—%	5.50%	5.50%
National Property REIT Corp. - First Lien Term Loan C	—%	2.25%	2.25%
National Property REIT Corp. - First Lien Term Loan D	—%	2.50%	2.50%
National Property REIT Corp. - First Lien Term Loan E	7.00%	—%	7.00%
Nationwide Loan Company LLC - First Lien Term Loan	10.00%	—%	10.00%
Pacific World Corporation - First Lien Revolving Line of Credit	12.09%	—%	12.09%	(G)
Pacific World Corporation - First Lien Term Loan A	10.09%	—%	10.09%
PGX Holdings, Inc. - Second Lien Term Loan	12.00%	—%	12.00%	(H)
Rising Tide Holdings, Inc. - First Lien Term Loan	N/A	N/A	N/A	(I)
Town & Country Holdings, Inc. - First Lien Term Loan	12.00%	—%	12.00%	(J)
Town & Country Holdings, Inc. - First Lien Term Loan	12.00%	—%	12.00%	(J)
TPS, LLC - First Lien Term Loan	1.50%	—%	1.50%
USES Corp. - First Lien Equipment Term Loan	13.84%	—%	13.84%	(K)
Valley Electric Co. of Mt. Vernon, Inc. - First Lien Term Loan	—%	2.50%	2.50%
Valley Electric Company, Inc. - First Lien Term Loan	10.00%	—%	10.00%
Valley Electric Company, Inc. - First Lien Term Loan B	4.50%	—%	4.50%
(A) On January 6, 2023, the CP Energy Services, Inc. Amendment No. 16 to Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 14.16%.
(B) On August 22, 2022, the Spartan Energy Services, LLC Twenty-Fifth Amendment to Amended and Restated Senior Secured Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 12.84%.
(C) On September 30, 2022, the Credit Central Senior Subordinated Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 10.00%.
(D) On January 31, 2022, the Echelon Fifth Amendment and Restated Credit Agreement was amended to remove the PIK rate and to allow the interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 8.57%.
(E) On December 30, 2022, the First Tower Finance Company LLC Amendment No. 15 was amended to reduce the PIK rate to 5.00% and allow the interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 15.00%.
(F) On March 23, 2021, the Mity Amendment No. 1 and Waiver to Note Purchase Agreement was amended to allow Senior Secured Note A and Senior Secured Note B interest accruing in cash to be payable in kind resulting in a maximum current TLA PIK rate of 12.16% and TLB PIK rate of 22.16%..
(G) Effective as of December 29, 2021, the Pacific World Corporation Amendment No. 8 was amended to allow the Revolving Line of Credit interest accruing in cash to be payable in kind resulting in a maximum current rate of 12.09%.
(H) On December 28, 2022, the PGX Holdings, Inc. Second Lien Term Loan was amended to a fixed PIK rate of 12.00%
(I) Next PIK payment/capitalization date is May 31, 2023.
(J) On November 17, 2022, the Town & Country Holdings, Inc. Eighth Amendment to Loan Agreement was amended to a fixed PIK rate of 12.00%.
(K) On March 28, 2023, the USES Corp. First Lien Equipment Term loan was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 13.84%.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2023 (Unaudited) and June 30, 2022 (Continued)
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2023 (Unaudited) and June 30, 2022 (Continued)
(40)As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended March 31, 2023 with these controlled investments were as follows:

Controlled Companies	Fair Value at June 30, 2022	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at March 31, 2023	Interest income	Dividend income	Other income	Net realized gains (losses)
CP Energy Services Inc.	$64,260	$15,518	$—	$1,418	$81,196	$5,525	$—	$—	$—
CP Energy - Spartan Energy Services, Inc.	48,441	4,955	—	(18,178)	35,218	2,459	—	—	—
Credit Central Loan Company, LLC	76,935	12,097	—	(13,007)	76,025	5,878	—	123	—
Echelon Transportation, LLC	65,766	3,391	—	(8,285)	60,872	2,860	—	—	—
First Tower Finance Company LLC	607,283	28,847	(987)	(26,711)	608,432	48,636	—	—	—
Freedom Marine Solutions, LLC	13,899	650	—	(1,363)	13,186	—	—	—	—
InterDent, Inc.	406,194	15,291	—	30,267	451,752	23,865	—	—	—
Kickapoo Ranch Pet Resort	3,833	—	—	(591)	3,242	—	100	—	—
MITY, Inc.	59,999	2,166	(2,269)	2,979	62,875	5,989	—	—	(2)
National Property REIT Corp.	1,615,737	135,922	(90,852)	(66,134)	1,594,673	67,804	—	49,735	—
Nationwide Loan Company LLC	50,400	1,595	—	(4,272)	47,723	3,191	—	—	—
NMMB, Inc.	109,943	—	—	(5,556)	104,387	2,727	2,510	—	(2,510)
Pacific World Corporation	59,179	16,315	—	(2,002)	73,492	5,613	—	105	—
R-V Industries, Inc.	56,923	—	—	9,726	66,649	3,265	—	—	—
Universal Turbine Parts, LLC	31,147	—	(24)	11,418	42,541	2,364	—	—	—
USES Corp.	22,395	6,531	—	(12,659)	16,267	722	—	—	—
Valley Electric Company, Inc.	145,983	1,992	548	(6,959)	141,564	6,681	547	500	—
Total	$3,438,317	$245,270	$(93,584)	$(109,909)	$3,480,094	$187,579	$3,157	$50,463	$(2,512)
(A) Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, OID accretion and PIK interest, and any transfer of investments.
(B) Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.

(41)As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended March 31, 2023 with these affiliated investments were as follows:

Affiliated Companies	Fair Value at June 30, 2022	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at March 31, 2023	Interest income	Dividend income	Other income	Net realized gains (losses)
Nixon, Inc.	—	—	—	—	—	—	—	—	—
PGX Holdings, Inc. (C)	340,253	—	(288,494)	(51,759)	—	15,003	—	133	—
RGIS Services, LLC	17,004	—	(4,987)	(4,073)	7,944	31	1,374	—	—
Targus Cayman HoldCo Limited	36,007	—	(2,805)	(33,202)	—	—	—	—	16,143
Total	$393,264	$—	$(296,286)	$(89,034)	$7,944	$15,034	$1,374	$133	$16,143
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2023 (Unaudited) and June 30, 2022 (Continued)
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2023 (Unaudited) and June 30, 2022 (Continued)

(44)Acquisition date represents the date of PSEC's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at PSEC's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments) (See endnote 45 for NPRC equity follow-on acquisitions):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
8th Avenue Food & Provisions, Inc.	Second Lien Term Loan	11/17/2020, 9/17/2021	7,051
Amerilife Group, LLC	Second Lien Term Loan	9/3/2020, 12/2/2020, 6/10/2021	12,060
Apidos CLO XI	Subordinated Structured Note	11/2/2016, 4/8/2021	7,559
Apidos CLO XII	Subordinated Structured Note	1/26/2018	4,070
Apidos CLO XV	Subordinated Structured Note	3/29/2018	6,480
Apidos CLO XXII	Subordinated Structured Note	2/24/2020	1,912
Atlantis Health Care Group (Puerto Rico), Inc.	First Lien Revolving Line of Credit	4/15/2013, 5/21/2013, 3/11/2014, 6/26/2017, 9/29/2017, 10/12/2017, 10/31/2017	7,500
Atlantis Health Care Group (Puerto Rico), Inc.	First Lien Term Loan	12/9/2016	42,000
Barings CLO 2018-III	Subordinated Structured Note	5/18/2018	9,255
BCPE North Star US Holdco 2, Inc.	Second Lien Delayed Draw Term Loan	10/28/2022	5,133
BCPE North Star US Holdco 2, Inc.	Second Lien Term Loan	12/30/2021	65,000
BCPE Osprey Buyer, Inc.	First Lien Revolving Line of Credit	2/22/2023	942
Belnick, LLC	First Lien Term Loan	6/27/2022	5,000
Broder Bros., Co.	First Lien Term Loan	1/29/2019, 2/28/2019, 9/10/2021, 9/30/2021	25,370
California Street CLO IX Ltd.	Subordinated Structured Note	9/6/2016, 10/17/2016	6,842
Cent CLO 21 Limited	Subordinated Structured Note	7/12/2018	1,024
CIFC Funding 2014-IV-R, Ltd.	Subordinated Structured Note	10/12/2018, 12/20/2021	2,860
Collections Acquisition Company, Inc.	First Lien Term Loan	1/13/2022	6,900
Columbia Cent CLO 27 Limited	Subordinated Structured Note	12/2/2021	7,815
CP Energy Services Inc.	First Lien Term Loan A to Spartan Energy Services, LLC	4/9/2021, 1/10/2022, 2/10/2023	14,681
CP Energy Services Inc.	Common Stock	10/11/2013, 12/26/2013, 4/6/2018, 12/31/2019	69,586
Credit Central Loan Company, LLC	Class A Units	12/28/2012, 3/28/2014, 6/26/2014, 9/28/2016, 8/21/2019	11,975
Credit Central Loan Company, LLC	Class P Units	1/27/2023	1,540
Credit Central Loan Company, LLC	First Lien Term Loan	6/26/2014, 9/28/2016, 12/16/2022, 1/27/2023	45,995
Curo Group Holdings Corp.	First Lien Term Loan	8/31/2021, 11/18/2021, 1/12/2022	17,033
DRI Holding, Inc.	First Lien Term Loan	4/26/2022, 7/21/2022	12,999
DRI Holding, Inc.	Second Lien Term Loan	5/18/2022	10,000
Echelon Transportation, LLC	Membership Interest	3/31/2014, 9/30/2014, 12/9/2016	22,488
Echelon Transportation, LLC	First Lien Term Loan	11/14/2018, 7/9/2019, 5/5/2020, 10/9/2020, 1/21/2021, 3/18/2021	5,465
Eze Castle Integration, Inc. (f/k/a/ H.I.G. ECI Merger Sub, Inc.)	First Lien Delayed Draw Term Loan	10/7/2022	893
First Brands Group	First Lien Term Loan	4/27/2022	5,955
First Brands Group	Second Lien Term Loan	5/12/2022	4,938
First Tower Finance Company LLC	Class A Units	12/30/2013, 6/24/2014, 12/15/2015, 11/21/2016, 3/9/2018	39,885
First Tower Finance Company LLC	First Lien Term Loan to First Tower, LLC	12/15/2015, 3/9/2018, 3/24/2022	43,047
Freedom Marine Solutions, LLC	Membership Interest	10/1/2009, 12/22/2009, 1/13/2010, 3/30/2010, 5/13/2010, 2/14/2011, 4/28/2011, 7/7/2011, 10/20/2011, 10/30/2015, 1/7/2016, 4/11/2016, 8/11/2016, 1/30/2017, 4/20/2017, 6/13/2017, 8/30/2017, 1/17/2018, 2/15/2018, 5/8/2018, 10/31/2018, 5/14/2021, 4/18/2022, 2/15/2023	42,118
Galaxy XV CLO, Ltd.	Subordinated Structured Note	8/21/2015, 3/10/2017	9,161
Galaxy XXVII CLO, Ltd.	Subordinated Structured Note	6/11/2015	1,460
Help/Systems Holdings, Inc.	Second Lien Term Loan	5/11/2021, 10/14/2021	54,649
InterDent, Inc.	First Lien Term Loan A	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014, 7/14/2021, 3/28/2022	93,903
InterDent, Inc.	First Lien Term Loan B	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
Interventional Management Services, LLC	First Lien Revolving Line of Credit	2/25/2021, 11/17/2021	5,000
Jefferson Mill CLO Ltd.	Subordinated Structured Note	9/21/2018	2,047
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2023 (Unaudited) and June 30, 2022 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
K&N Parent, Inc.	Second Lien Term Loan	8/14/2018, 9/5/2018, 9/7/2018, 9/10/2018, 9/24/2018, 11/12/2020	13,111
Kickapoo Ranch Pet Resort	Membership Interest	10/21/2019, 12/4/2019	28
LCM XIV Ltd.	Subordinated Structured Note	9/25/2015, 5/18/2018	9,422
LGC US FINCO, LLC	First Lien Term Loan	3/2/2022	2,095
Magnate Worldwide, LLC	First Lien Delayed Draw Term Loan	10/26/2022	1,126
Mamba Purchaser, Inc.	Second Lien Term Loan	5/4/2022, 5/10/2022	17,860
Medical Solutions Holdings, Inc.	Second Lien Term Loan	5/4/2022, 9/22/2022	1,423
MITY, Inc.	Common Stock	6/23/2014	7,200
MITY, Inc.	First Lien Term Loan A	1/17/2017, 3/23/2021	10,650
MITY, Inc.	First Lien Term Loan B	1/17/2017, 6/3/2019	11,000
Nationwide Loan Company LLC	Class A Units	3/28/2014, 6/18/2014, 9/30/2014, 6/29/2015, 3/31/2016, 8/31/2016, 5/31/2017, 10/31/2017	20,469
Nationwide Loan Company LLC	First Lien Term Loan	12/28/2015, 8/31/2016	1,999
National Property REIT Corp.	First Lien Term Loan A	4/3/2020, 5/15/2020, 6/10/2020, 7/29/2020, 8/14/2020, 9/15/2020,10/15/2020, 10/30/2020, 11/10/2020, 11/13/2020, 11/19/2020, 12/11/2020, 1/27/2021, 2/25/2021, 3/11/2021, 5/14/2021, 6/14/2021, 6/25/2021, 8/16/2021, 11/15/2021, 11/26/2021, 12/1/2021, 12/28/2021, 1/14/2022, 2/15/2022, 3/17/2022, 3/28/2022, 4/1/2022, 4/7/2022, 5/24/2022, 6/6/2022, 7/5/2022, 8/31/2022, 10/6/2022, 1/10/2023, 2/28/2023	565,519
National Property REIT Corp.	First Lien Term Loan B	12/8/2021, 12/17/2021, 1/13/2022, 2/8/2022, 2/14/2022, 2/17/2022, 2/24/2022	28,880
National Property REIT Corp.	First Lien Term Loan C	10/23/2019, 1/23/2020, 3/31/2020, 4/8/2020, 8/4/2020, 12/7/2021, 1/7/2022, 2/2/2022, 5/12/2022, 5/19/2022, 6/6/2022, 8/1/2022, 9/15/2022, 9/19/2022, 10/21/2022	243,600
NMMB, Inc.	First Lien Term Loan	12/30/2019, 3/28/2022	40,100
Octagon Investment Partners XV, Ltd.	Subordinated Structured Note	4/27/2015, 8/3/2015, 6/27/2017	10,516
Octagon Investment Partners 18-R Ltd.	Subordinated Structured Note	3/23/2018	8,908
Pacific World Corporation	First Lien Revolving Line of Credit	10/21/2014, 12/19/2014, 4/7/2015, 4/22/2015, 8/12/2016, 10/18/2016, 2/7/2017, 2/21/2017, 4/26/2017, 10/11/2017, 10/17/2017, 1/16/2018, 12/27/2018, 3/15/2019, 7/2/2019, 8/15/2019, 9/1/2021, 10/19/2021, 9/6/2022	41,325
Pacific World Corporation	Convertible Preferred Equity	4/3/2019, 4/29/2019, 6/3/2019, 10/4/2019, 11/12/2019, 12/20/2019, 1/7/2020, 3/5/2020, 12/30/2021	22,600
Pacific World Corporation	First Lien Term Loan A	12/22/2022	10,500
PeopleConnect Holdings, LLC	First Lien Term Loan	10/21/2021	82,005
PetVet Care Centers, LLC (f/k/a Pearl Intermediate Parent LLC)	Second Lien Term Loan	11/22/2021, 5/10/2022	10,950
PGX Holdings, Inc.	First Lien Term Loan	11/16/2021, 5/25/2022	25,000
PGX Holdings, Inc.	Second Lien Term Loan	12/28/2022	15,000
Reception Purchaser, LLC	First Lien Term Loan	7/29/2022, 9/22/2022	9,655
Redstone Holdco 2 LP	Second Lien Term Loan	9/10/2021	17,903
Romark WM-R Ltd.	Subordinated Structured Note	3/29/2018	5,125
Rosa Mexicano	First Lien Revolving Line of Credit	3/27/2020	500
R-V Industries, Inc.	First Lien Term Loan	3/4/2022	5,000
R-V Industries, Inc.	Common Stock	12/27/2016	1,854
Securus Technologies Holdings, Inc.	Second Lien Term Loan	11/13/2017, 11/24/2017, 8/6/2018, 8/24/2018, 3/18/2019	22,750
Shiftkey, LLC	First Lien Term Loan	8/26/2022, 9/14/2022, 9/23/2022	39,450
Shutterfly, LLC	2021 Refinancing First Lien Term Loan B	9/17/2021	3,969
Sorenson Communications, LLC	First Lien Term Loan	5/12/2022, 5/19/2022	19,675
Symphony CLO XV, Ltd.	Subordinated Structured Note	12/7/2018	2,655
Town & Country Holdings, Inc.	First Lien Term Loan	7/13/2018, 7/16/2018	105,000
United Sporting Companies, Inc.	Second Lien Term Loan	3/7/2013	58,650
Universal Turbine Parts, LLC	First Lien Delayed Draw Term Loan	10/24/2019, 2/7/2020, 2/26/2020, 4/5/2021	3,216
USES Corp.	First Lien Term Loan A	6/15/2016, 6/29/2016, 2/22/2017, 4/27/2017, 5/4/2017, 8/30/2017, 10/11/2017, 12/11/2018, 8/30/2019	14,100
USG Intermediate, LLC	First Lien Revolving Line of Credit	7/2/2015, 9/23/2015, 9/14/2017, 8/21/2019, 9/17/2020, 9/18/2021, 5/19/2022	10,700
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
(47)This investment represents a Level 1 or Level 2 security in the ASC 820 table as of March 31, 2023. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.
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
(50)The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the “first out” lenders and the Consolidated Schedule of Investments above reflects such higher rate.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash, cash equivalents, and restricted cash are carried at cost, which approximates fair value.
All cash and restricted cash balances are maintained with high credit quality financial institutions which are members of the Federal Deposit Insurance Corporation (“FDIC”). Cash and restricted cash held at financial institutions, at times, has exceeded the FDIC insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institutions where the amounts are held.
Restricted cash relates to a contractual requirement for our Revolving Credit Facility to maintain a minimum cash balance in a reserve account. The contractual requirement is based upon our outstanding borrowing on our Revolving Credit Facility.
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the nine months ended March 31, 2023. Refer to Note 12. Income Taxes.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of March 31, 2023 and June 30, 2022, our qualifying assets as a percentage of total assets, stood at 81.08% and 80.64%, respectively.
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
Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific identification method. Amounts for investments traded but not yet settled are reported in Due to Broker or Due from Broker, in the Consolidated Statements of Assets and Liabilities. As of March 31, 2023, we have no assets going through foreclosure.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectability of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of March 31, 2023, approximately 0.2% of our total assets at fair value are in non-accrual status.
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
For the three months ended March 31, 2023 and March 31, 2022, the Company recorded dividend income of $1,928 and $5,306, respectively, and return of capital distributions of $0 and $28,208, respectively.
For the nine months ended March 31, 2023 and March 31, 2022, the Company recorded dividend income of $7,046 and $12,277, respectively, and return of capital distributions of $4,760 and $28,208, respectively.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of March 31, 2023, we do not expect to have any excise tax due for the 2023 calendar year. Thus, we have not accrued any excise tax for this period.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2023, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2019 and thereafter remain subject to examination by the Internal Revenue Service.
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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of March 31, 2023 and June 30, 2022, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024, as updated by ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 in December 2022. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended March 31, 2023. The Company has concluded that this guidance will not have a material impact on its consolidated financial statements.
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

In June 2022, the FASB issued ASU 2022-03, which amends Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, with early adoption permitted. The Company has concluded that this guidance will not have a material impact on its consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 3. Portfolio Investments
At March 31, 2023, we had investments in 127 long-term portfolio investments and CLOs, which had an amortized cost of $7,565,194 and a fair value of $7,592,777. At June 30, 2022, we had investments in 129 long-term portfolio investments and CLOs, which had an amortized cost of $7,196,831 and a fair value of $7,602,510.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $704,209 and $1,844,869 during the nine months ended March 31, 2023 and March 31, 2022, respectively. Debt repayments and considerations from sales of equity securities of approximately $341,191 and $952,621 were received during the nine months ended March 31, 2023 and March 31, 2022, respectively.
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
•First Lien Debt includes our debt investments listed on the SOI such as first lien term loans (including “unitranche” loans, which are loans that combine both senior and subordinated debt and “last out” loans which are loans that have a secondary payment priority behind “first out” first-lien loans).
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
The following table shows the composition of our investment portfolio as of March 31, 2023 and June 30, 2022:

	March 31, 2023		June 30, 2022
	Cost	Fair Value	Cost	Fair Value
First Lien Revolving Line of Credit	$44,472	$44,512	$39,775	$39,746
First Lien Debt (1)	4,209,603	4,086,362	3,839,553	3,757,960
Second Lien Revolving Line of Credit	5,137	4,888	—	—
Second Lien Debt	1,568,007	1,327,318	1,588,557	1,471,336
Unsecured Debt	12,999	12,709	7,200	7,200
Subordinated Structured Notes	967,032	698,423	997,703	711,429
Equity	757,944	1,418,565	724,043	1,614,839
Total Investments	$7,565,194	$7,592,777	$7,196,831	$7,602,510
(1) First lien debt includes a loan that the Company classifies as “unitranche”. The total amortized cost and fair value of the unitranche loan were $20,000 and $20,000, respectively, as of March 31, 2023. As of June 30, 2022, none of the Company’s first lien debt was classified as unitranche.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of March 31, 2023:

	Level 1	Level 2	Level 3	Total
First Lien Revolving Line of Credit	$—	$—	$44,512	$44,512
First Lien Debt(1)	—	51,902	4,034,460	4,086,362
Second Lien Revolving Line of Credit	—	—	4,888	4,888
Second Lien Debt	—	—	1,327,318	1,327,318
Unsecured Debt	5,509	—	7,200	12,709
Subordinated Structured Notes	—	—	698,423	698,423
Equity	—	—	1,418,565	1,418,565
Total Investments	$5,509	$51,902	$7,535,366	$7,592,777
(1) First lien debt includes a loan that the Company classifies as “unitranche”. The total amortized cost and fair value of the unitranche loan were $20,000 and $20,000, respectively, as of March 31, 2023.
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
First Lien Revolving Line of Credit	$—	$—	$39,746	$39,746
First Lien Debt	—	73,816	3,684,144	3,757,960
Second Lien Debt	—	—	1,471,336	1,471,336
Unsecured Debt	—	—	7,200	7,200
Subordinated Structured Notes	—	—	711,429	711,429
Equity	—	—	1,614,839	1,614,839
Total Investments	$—	$73,816	$7,528,694	$7,602,510

The following tables show the aggregate changes in the fair value of our Level 3 investments during the nine months ended March 31, 2023:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2022	$3,438,317	$393,264	$3,697,113	$7,528,694
Net realized (losses) gains on investments	(2,512)	16,143	(52,812)	(39,181)
Net change in unrealized losses	(109,909)	(89,034)	(165,503)	(364,446)
Net realized and unrealized losses	(112,421)	(72,891)	(218,315)	(403,627)
Purchases of portfolio investments	172,021	—	428,437	600,458
Payment-in-kind interest	72,653	—	25,299	97,952
Accretion of discounts and premiums, net	596	—	4,601	5,197
Repayments and sales of portfolio investments	(91,072)	(24,678)	(186,047)	(301,797)
Transfers within Level 3(1)	—	(287,751)	287,751	—
Transfers out of Level 3(1)	—	—	(17,699)	(17,699)
Transfers into Level 3(1)	—	—	26,188	26,188
Fair value as of March 31, 2023	$3,480,094	$7,944	$4,047,328	$7,535,366

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	First Lien Revolving Line of Credit	First Lien Debt(2)	Second Lien Revolving Line of Credit	Second Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2022	$39,746	$3,684,144	$—	$1,471,336	$7,200	$711,429	$1,614,839	$7,528,694
Net realized (losses) gains on investments	—	(14,554)	—	(8,791)	(2)	(29,466)	13,632	(39,181)
Net change in unrealized gains (losses)	69	(28,288)	(249)	(123,468)	—	17,665	(230,175)	(364,446)
Net realized and unrealized gains (losses)	69	(42,842)	(249)	(132,259)	(2)	(11,801)	(216,543)	(403,627)
Purchases of portfolio investments	3,718	522,365	5,133	27,774	—	—	41,468	600,458
Payment-in-kind interest	2,295	83,855	—	11,802	—	—	—	97,952
Accretion of discounts and premiums, net	36	2,372	4	1,654	—	1,131	—	5,197
Repayments and sales of portfolio investments	(1,352)	(223,923)	—	(52,989)	2	(2,336)	(21,199)	(301,797)
Transfers out of Level 3(1)	—	(17,699)	—	—	—	—	—	(17,699)
Transfers into Level 3(1)	—	26,188	—	—	—	—	—	26,188
Fair value as of March 31, 2023	$44,512	$4,034,460	$4,888	$1,327,318	$7,200	$698,423	$1,418,565	$7,535,366

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the nine months ended March 31, 2023 two of our first lien notes transferred out of Level 2 to Level 3 because inputs to the valuation became unobservable. During the nine months ended March 31, 2023 one of our first lien notes transferred out of Level 3 to Level 2 because inputs to the valuation became observable.
(2) First lien debt includes a loan that the Company classifies as “unitranche”. The total amortized cost and fair value of the unitranche loan were $20,000 and $20,000, respectively, as of March 31, 2023.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following tables show the aggregate changes in the fair value of our Level 3 investments during the nine months ended March 31, 2022:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2021	$2,919,717	$356,734	$2,885,433	$6,161,884
Net realized gains (losses) on investments	5,304	—	(16,958)	(11,654)
Net change in unrealized gains	352,558	26,016	30,038	408,612
Net realized and unrealized gains	357,862	26,016	13,080	396,958
Purchases of portfolio investments	379,248	222,931	1,114,231	1,716,410
Payment-in-kind interest	56,168	27	4,835	61,030
Accretion (amortization) of discounts and premiums, net	439	2,026	(68,464)	(65,999)
Repayments and sales of portfolio investments	(334,929)	(190,082)	(385,223)	(910,234)
Transfers into Level 3(2)	—	—	20,505	20,505
Transfers out of Level 3(2)	—	—	(9,600)	(9,600)
Fair Value as of March 31, 2022	$3,378,505	$417,652	$3,574,797	$7,370,954

	Revolving Line of Credit	First Lien Debt	1.5 Lien Debt	Second Lien Debt	Third Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2021	$27,503	$3,104,139	$18,164	$944,123	$3,950	$3,715	$756,109	$1,304,181	$6,161,884
Net realized (losses) gains on investments	—	(385)	—	—	—	10	(16,573)	5,294	(11,654)
Net change in unrealized (losses) gains	(2)	(26,884)	—	(13,597)	—	2,004	46,619	400,472	408,612
Net realized and unrealized (losses) gains	(2)	(27,269)	—	(13,597)	—	2,014	30,046	405,766	396,958
Purchases of portfolio investments	9,000	886,132	—	794,594	—	—	9,518	17,166	1,716,410
Payment-in-kind interest	1,349	57,926	—	1,755	—	—	—	—	61,030
Accretion (amortization) of discounts and premiums, net	—	6,079	—	1,929	—	—	(74,007)	—	(65,999)
Repayments and sales of portfolio investments	(1,636)	(574,467)	(18,164)	(285,671)	(3,950)	(10)	7,167	(33,503)	(910,234)
Transfers within Level 3(1)	—	38,748	—	(69,893)	—	—	—	31,145	—
Transfers into Level 3(2)	—	20,505	—	—	—	—	—	—	20,505
Transfers out of Level 3(2)	—	(9,600)	—	—	—	—	—	—	(9,600)
Fair value as of March 31, 2022	$36,214	$3,502,193	$—	$1,373,240	$—	$5,719	$728,833	$1,724,755	$7,370,954
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
The net change in unrealized (losses) gains on the investments that use Level 3 inputs was $(373,373) and $407,396 for investments still held as of March 31, 2023 and March 31, 2022, respectively.
The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of March 31, 2023 and June 30, 2022:

	March 31, 2023			June 30, 2022
	Cost	Fair Value	% of Portfolio	Cost	Fair Value	% of Portfolio
Equity Real Estate Investment Trusts (REITs)	$686,086	$1,372,493	18.1%	$647,316	$1,399,857	18.4%
Health Care Providers & Services	652,011	762,957	10.0%	660,976	748,591	9.8%
Consumer Finance	610,288	751,580	9.9%	568,739	765,168	10.1%
All Other Industries	5,616,809	4,705,747	62.0%	5,319,800	4,688,894	61.7%
Total	$7,565,194	$7,592,777	100.0%	$7,196,831	$7,602,510	100.0%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

As of March 31, 2023 investments in California comprised 10.4% of our investments at fair value, with a cost of $926,519 and a fair value of $788,558. As of June 30, 2022 investments in California comprised 10.1% of our investments at fair value, with a cost of $880,210 and a fair value of $768,646.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2023 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (5)
First Lien Debt	$1,694,725	Discounted cash flow (Yield analysis)	Market yield	8.6%	to	20.0%	12.5%
First Lien Debt	678,915	Enterprise value waterfall (Market approach)	EBITDA multiple	6.3x	to	11.3x	9.5x
First Lien Debt	70,639	Enterprise value waterfall (Market approach)	EBITDA multiple	7.0x	to	9.0x	8.0x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	12.3%	to	50.0%	31.1%
First Lien Debt	201,390	Enterprise value waterfall (Market approach)	Revenue multiple	0.5x	to	1.7x	1.1x
First Lien Debt	56,600	Enterprise value waterfall (Discounted cash flow)	Discount rate	6.5%	to	8.5%	7.5%
First Lien Debt (1)	21,580	Enterprise value waterfall	Loss-adjusted discount rate	7.6%	to	12.8%	8.3%
			Projected loss rates	0.2%	to	36.9%	8.3%
First Lien Debt (2)	200,600	Enterprise value waterfall	Discount rate (3)	10.4%	to	16.8%	12.5%
First Lien Debt	459,900	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.9x	to	2.8x	2.5x
			Earnings multiple	6.3x	to	8.8x	7.7x
First Lien Debt	21,855	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.0x	to	1.5x	1.3x
First Lien Debt	670,656	Discounted cash flow	Discount Rate	6.3%	to	9.8%	7.0%
First Lien Debt	2,112	Asset recovery analysis	Recoverable amount	n/a			n/a
Second Lien Debt	1,211,172	Discounted cash flow (Yield analysis)	Market yield	10.4%	to	35.0%	15.1%
Second Lien Debt	7,017	Asset recovery analysis	Recoverable amount	n/a			n/a
Second Lien Debt	114,017	Enterprise value waterfall (Market approach)	EBITDA multiple	7.0x	to	9.0x	8.0x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	12.3%	to	50.0%	31.1%
Unsecured Debt	7,200	Enterprise value waterfall (Market approach)	EBITDA multiple	6.3x	to	7.3x	6.8x
Subordinated Structured Notes	698,423	Discounted cash flow	Discount rate (3)	2.8%	to	37.2%	23.0%
Preferred Equity	18,187	Enterprise value waterfall (Market approach)	Revenue multiple	0.7x	to	1.7x	1.3x
Preferred Equity	9,864	Enterprise value waterfall (Market approach)	EBITDA multiple	8.3x	to	10.0x	9.5x
Preferred Equity	4,271	Enterprise value waterfall (Discounted cash flow)	Discount rate	6.5%	to	8.5%	7.5%
Common Equity/Interests/Warrants	416,445	Enterprise value waterfall (Market approach)	EBITDA multiple	4.8x	to	11.3x	9.3x
Common Equity/Interests/Warrants (2)	37,209	Enterprise value waterfall	Discount rate (3)	10.4%	to	16.8%	12.5%
Common Equity/Interests/Warrants (4)	55,332	Discounted cash flow	Discount rate	6.3%	to	9.8%	7.0%
Common Equity/Interests/Warrants	224,557	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.9x	to	2.8x	2.6x
			Earnings multiple	6.3x	to	8.8x	7.7x
Common Equity/Interests/Warrants	25,868	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.0x	to	1.5x	1.3x
Common Equity/Interests/Warrants	609,297	Discounted cash flow	Discount rate	6.3%	to	9.8%	7.0%
Common Equity/Interests/Warrants	4,349	Enterprise value waterfall (Discounted cash flow)	Discount Rate	13.5%	to	30.0%	22.2%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average (5)
Common Equity/Interests/Warrants	13,186	Asset recovery analysis	Recoverable amount	n/a	n/a
Total Level 3 Investments	$7,535,366

(1)Represents the fair value of online consumer loans held by NPRC (see National Property REIT Corp section below) through its wholly owned subsidiary, American Consumer Lending Limited (“ACLL”), and valued using a discounted cash flow valuation technique.

(2)Represents the fair value of rated secured structured notes held by NPRC through its wholly owned subsidiary, National General Lending Limited (“NGL”), and valued using a discounted cash flow valuation technique.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

(1)Represents the fair value of online consumer loans held by NPRC through its wholly owned subsidiary, American Consumer Lending Limited (“ACLL”), and valued using a discounted cash flow valuation technique.
(2)Represents the fair value of rated secured structured notes held by NPRC through its wholly owned subsidiary, National General Lending Limited (“NGL”), and valued using a discounted cash flow valuation technique.
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
Changes in Valuation Techniques
During the nine months ended March 31, 2023, the valuation methodology for DTI Holdco, Inc. (“Epiq”) for the First Lien Term Loan changed from the yield method to market quotes, which were more active in the current period. As a result of a the quoted prices of the First Lien Term Loan, the fair value of our investment in Epiq First Lien Term Loan decreased to $17,503 as of March 31, 2023, a discount of $583 from its amortized cost, compared to the $301 unrealized appreciation recorded at June 30, 2022.
During the nine months ended March 31, 2023, the valuation methodology for Engine Group, Inc. (“Engine”) for the First Lien Term Loan and Warrants changed from the yield method and Current Value Method (“CVM”), respectively, to the Liquidation Analysis, due to a deterioration in the company’s operational performance. As a result, our investment in Engine decreased to $2,112 as of March 31, 2022, a discount of $28,425 from its amortized cost, compared to the $27,142 unrealized discount recorded at June 30, 2022.
During the nine months ended March 31, 2023, the valuation methodology for National Property REIT Corp. (“NPRC”) for the real estate portfolio changed from the direct capitalization method to the discounted cash flow method, due to a reduction in collaborative capitalization rate market data. Our investment in NPRC for the real estate portfolio was valued at $1,372,493 as of March 31, 2023, a premium of $686,407 from its amortized cost, compared to the $752,541 unrealized appreciation recorded at June 30, 2022.
During the nine months ended March 31, 2023, the valuation methodology for PGX Holdings, Inc. (“PGX”) for the First and Second Lien Term Loans changed from the yield method to the CVM method, due to a restructuring of the equity ownership during the current period. Leading into March 2023, PGX was undergoing a litigation process commenced by the Consumer Financial Protection Bureau regarding the legality of PGX’s billing practices when using telemarketing to acquire new business. Due to recent rulings issued by the courts in these legal proceedings, PGX determined it needed to move away from a telemarketing model to an online model to attract new customers. As a result of this material change to PGX’s business model (which will take time to develop) and other impacts from the court rulings, our investment in PGX First and Second Lien Term

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Loans decreased to $184,656 as of March 31, 2023, a discount of $65,969. The fair value at June 30, 2022 equaled its amortized cost.

During the nine months ended March 31, 2023, the valuation methodology for Research Now Group, Inc. & Survey Sampling International LLC (“Research Now”) for the First Lien Term Loan changed from relying solely on market quotes to a combination of market quotes and the yield method since market quotes were less active in the current period. As a result of this change and a public credit rating downgrade, the fair value of our investment in Research Now First Lien Term Loan decreased to $8,345 as of March 31, 2023, a discount of $1,014 from its amortized cost, compared to the $426 unrealized discount recorded at June 30, 2022.

During the nine months ended March 31, 2023, the valuation methodology for Rising Tide Holdings, Inc. (“West Marine”) changed from the yield approach to the CVM method, given the decline in company performance and increase in net leverage. As a result, the fair value of our investment in West Marine decreased to $11,812 as of March 31, 2023, a discount of $11,669 to its amortized cost, compared to the unrealized discount of $1,119 recorded at June 30, 2022.
During the nine months ended March 31, 2023, the valuation methodology for Shutterfly, LLC (“Shutterfly”) changed from market quotes to a combination of market quotes and the yield method, due to a decrease in average liquidity of market quotes. As a result of a decrease in observed market quotes and a public credit rating downgrade, the fair value of our investment in Shutterfly decreased to $13,880 as of March 31, 2023, a discount of $6,142 from its amortized cost, compared to the $2,758 unrealized discount recorded at June 30, 2022.
During the nine months ended March 31, 2023, the valuation methodology for Town & Country Holdings, Inc. (“Town & Country”) for the First Lien Term Loan changed from the yield method to the CVM method, due to a restructuring of the equity ownership during the current period. As a result, our investment in Town & Country First Lien Term Loan is $169,940 as of March 31, 2023, which is equal to its amortized cost. The fair value at June 30, 2022 also equaled its amortized cost.
During the nine months ended March 31, 2023, the valuation methodology for Vision Solutions, Inc (“Precisely”) changed from a combination of the yield method, market quotes, and inclusion of the price observed in a minority equity transaction for the Precisely investment itself (given the recency and inclusion of outside investors in the transaction at June 30, 2022) to a combination of the yield method and market quotes, since the noted transaction was no longer relevant. As a result of a decrease in the quoted price of the Second Lien Term Loan, the fair value of our investment in Precisely decreased to $67,796 as of March 31, 2023, a discount of $11,506 from its amortized cost, compared to the $896 unrealized discount recorded at June 30, 2022.
Credit Quality Indicators and Undrawn Commitments
As of March 31, 2023, $4,429,384 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR or SOFR floors ranging from 0.0% - 5.0%. As of March 31, 2023, $1,046,405 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 6.8% to 20.0%. As of June 30, 2022, $4,544,854 of our loans to portfolio companies, at fair value, bore interest at floating rates and have LIBOR floors ranging from 0.0% to 3.0%. As of June 30, 2022, $731,388 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 1.0% to 22.0%
As of March 31, 2023 and June 30, 2022, the cost basis of our loans on non-accrual status amounted to $170,573 and $181,393 respectively, with fair value of $17,067 and $31,454, respectively. The fair values of these investments represent approximately 0.2% and 0.4% of our total assets at fair value as of March 31, 2023 and June 30, 2022, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of March 31, 2023 and June 30, 2022, we had $54,133 and $43,934, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of March 31, 2023 and June 30, 2022 as they were all floating rate instruments that repriced frequently.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

During the nine months ended March 31, 2023, we received partial repayments of $86,852 of our loans previously outstanding with NPRC and its wholly owned subsidiaries and $4,000 as a return of capital on our equity investment in NPRC. During the nine months ended March 31, 2023, we provided $132,071 of debt financing and $3,600 of equity financing to NPRC to invest in real estate property, to provide working capital, and to fund purchases of rated secured structured notes.
The online consumer loan investments held by certain of NPRC’s wholly owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 60 months to 84 months. As of March 31, 2023, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 106 individual loans, residual interest in two securitizations, and one corporate bond, and had an aggregate fair value of $21,181. The average outstanding individual loan balance is approximately $3 and the loans mature on dates ranging from April 1, 2023 to April 11, 2025 with a weighted-average outstanding term of 12 months as of March 31, 2023. Fixed interest rates range from 9.0% to 36.0% with a weighted-average current interest rate of 17.0%. As of March 31, 2023, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $21,580.
As of March 31, 2023, based on outstanding principal balance, 43.3% of the online consumer loan portfolio held by certain of NPRC’s wholly-owned subsidiaries was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 44.2% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 12.5% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range			Weighted Average Interest Rate*
Super Prime	$135	$132	9.0%	-	20.5%	12.3%
Prime	138	133	13.5%	-	25.0%	19.1%
Near Prime	39	32	23.3%	-	36.0%	26.1%
*Weighted by outstanding principal balance of the online consumer loans.

The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of March 31, 2023, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 94 investments with a fair value of $425,903 and face value of $448,235. The average outstanding note is approximately $4,768 with an expected maturity date ranging from April 2026 to October 2033 and weighted-average expected maturity of 6 years as of March 31, 2023. Coupons range from three-month LIBOR (“3ML”) plus 5.20% to 9.23% with a weighted-average coupon of 3ML + 6.93%. As of March 31, 2023, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $200,600.
As of March 31, 2023, based on outstanding notional balance, 12.6% of the portfolio was invested in Single - B rated tranches and 87.4% of the portfolio in BB rated tranches.
As of March 31, 2023, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $908,266 and a fair value of $1,594,673, including our investment in online consumer lending and rated secured structured notes as discussed above. The fair value of $1,372,493 related to NPRC’s real estate portfolio was comprised of forty-eight multi-family properties, eight student housing properties, four senior living properties, and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of March 31, 2023:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	13,492
3	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
4	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
5	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	14,877
6	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,040
7	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	28,691
8	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	16,328
9	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	16,558
10	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	23,656

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
11	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	18,426
12	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,229
13	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	25,028
14	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	42,032
15	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,239
16	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,545
17	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,841
18	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	31,302
19	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	49,852
20	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
21	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	14,679
22	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
23	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	90,290
24	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	15,704
25	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	54,411
26	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,852
27	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,608
28	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
29	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	58,393
30	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,374
31	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
32	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
33	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
34	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
35	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
36	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,793
37	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,545
38	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
39	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	38,843
40	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
41	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
42	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
43	NPRC Grayson LLC	Grayson, GA	12/14/2020	47,860	40,500
44	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
45	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
46	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000
47	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
48	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,975
49	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,955
50	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,203
51	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,601
52	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	102,301
53	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	73,000
54	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
55	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	34,242
56	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	28,650
57	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	22,768
58	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
59	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
60	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
61	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
62	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
63	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,566
				$2,672,726	$2,237,608
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
As of March 31, 2023, InterDent, Inc. (“InterDent”) was deemed to be a significant subsidiary. The following table shows summarized income statement information for InterDent for the periods included in this quarterly report:

	Three Months Ended March 31,		Nine Months Ended March 31,
Summary Statement of Operations	2023	2022	2023	2022
Total revenue	$81,838	$80,104	$247,068	$234,690
Operating expenses	82,436	77,140	240,740	231,628
Other expenses (including tax expense)	8,430	7,438	20,276	20,212
Net (loss)	$(9,028)	$(4,474)	$(13,948)	$(17,150)
During the three months ended March 31, 2023, NPRC was deemed to be a significant subsidiary. The following table shows summarized income statement information for NPRC for the periods included in this quarterly report:

	Three Months Ended March 31,		Nine Months Ended March 31,
Summary Statement of Operations	2023	2022	2023	2022
Total income	$100,769	$104,120	$313,223	$630,858
Operating expenses	48,980	39,541	157,176	131,242
Operating income	51,789	64,579	156,047	499,616
Interest expense	(65,797)	(59,607)	(201,646)	(175,038)
Depreciation and amortization	(23,094)	(28,154)	(81,033)	(83,201)
Fair value adjustment	3,130	(2,274)	(3,435)	960
Net (loss) income	$(33,972)	$(25,456)	$(130,067)	$242,337

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 4. Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective September 15, 2022, we completed an extension and upsizing of the revolving credit facility (the “2022 Facility” or the “Revolving Credit Facility”). The lenders have extended commitments of $1,777,500 as of March 31, 2023. The 2022 Facility includes an accordion feature which allows commitments to be increased up to $2,000,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extended the maturity date to September 15, 2027 and the revolving period through September 15, 2026, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements, among other items. The Revolving Credit Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. As of March 31, 2023, we were in compliance with the applicable covenants of the Revolving Credit Facility.
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
For the nine months ended March 31, 2023 and March 31, 2022, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Average stated interest rate	6.61%	2.14%	5.44%	2.14%
Average outstanding balance	839,694	737,280	926,518	546,080
As of March 31, 2023 and June 30, 2022, we had $609,101 and $660,536, respectively, available to us for borrowing under the Revolving Credit Facility, net of $888,405 and $839,464 outstanding borrowings as of the respective balance sheet dates. As of March 31, 2023, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility had an aggregate fair value of $2,577,544, which represents 33.7% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $1,777,500. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $25,047 of fees, all of which are being amortized over the term of the facility. As of March 31, 2023 and June 30, 2022, $14,842 and $10,801, respectively, of the fees remain to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended March 31, 2023 and March 31, 2022, we recorded $16,157 and $6,452, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the nine months ended March 31, 2023 and March 31, 2022, we recorded $43,653 and $16,153, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.

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
During the nine months ended March 31, 2022, we commenced a tender offer to purchase for cash up to $60,000 aggregate principal outstanding amount of the 2022 Notes at the purchase price of 102.50%, plus accrued and unpaid interest. As a result, $50,554 aggregate principal amount of the 2022 Notes were validly tendered and accepted and we recognized a realized loss of $1,584 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the 2022 Notes, net of the proportionate amount of unamortized debt issuance costs.
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
Following the maturity of the 2022 Notes during the nine months ended March 31, 2023, none of the 2022 Notes remained outstanding.
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
As of March 31, 2023 and June 30, 2022, the outstanding aggregate principal amount of the 2025 Notes were $156,168 and $156,168, respectively.
Certain key terms related to the convertible features for the 2025 Notes are listed below:

2025 Notes
Initial conversion rate(1)	110.7420
Initial conversion price	$9.03
Conversion rate at March 31, 2023(1)(2)	110.7420
Conversion price at March 31, 2023(2)(3)	$9.03
Last conversion price calculation date	3/1/2023
Dividend threshold amount (per share)(4)	$0.060000
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
In connection with the issuance of the Convertible Notes, we recorded a discount of $3,369 and debt issuance costs of $2,090 which are being amortized over the terms of the Convertible Notes. As of March 31, 2023 and June 30, 2022, $1,103 and $1,511 of the original issue discount and $699 and $966, respectively, of the debt issuance costs remain to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended March 31, 2023 and March 31, 2022, we recorded $2,711 and $3,550, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the nine months ended March 31, 2023 and March 31, 2022, we recorded $8,266 and $11,333, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
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
As of June 30, 2022, the outstanding aggregate principal amount of the 2023 Notes was $284,219. On March 15, 2023 we repaid the remaining outstanding principal amount of $282,115 of the 2023 Notes, plus interest, at maturity.
Following the maturity of the 2023 Notes during the nine months ended March 31, 2023, none of the 2023 Notes remained outstanding.
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
During the nine months ended March 31, 2022, we commenced a tender offer to purchase for cash any and all of the $81,389 aggregate principal amount of the 6.375% 2024 Notes at a purchase price of 107.75%, plus accrued and unpaid interest. As a result, $149 aggregate principal amount of the 6.375% 2024 Notes were validly tendered and accepted, and we recognized a loss of $12 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the 6.375% 2024 Notes, net of the proportionate amount of unamortized debt issuance costs.
As of March 31, 2023 and June 30, 2022, the outstanding aggregate principal amount of the 6.375% 2024 Notes were $81,240 and $81,240, respectively.
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
2026 Notes

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

On January 22, 2021, we issued $325,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Original 2026 Notes”). The Original 2026 Notes bear interest at a rate of 3.706% per year, payable semi-annually on July 22, and January 22 of each year, beginning on July 22, 2021. Total proceeds from the issuance of the 2026 Notes, net of underwriting discounts and offering costs, were $317,720. On February 19, 2021, we issued an additional $75,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Additional 2026 Notes”, and together with the Original 2026 Notes, the “2026 Notes”). The Additional 2026 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2026 Notes and bear interest at a rate of 3.706% per year, payable semi-annually on July 22 and January 22 of each year, beginning July 22, 2021. Total proceeds from the issuance of the Additional 2026 Notes, net of underwriting discounts and offering costs, were $74,061. As of March 31, 2023 and June 30, 2022, the outstanding aggregate principal amount of the 2026 Notes were $400,000 and $400,000, respectively.
3.364% 2026 Notes
On May 27, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on November 15, 2026 (the “3.364% 2026 Notes”). The 3.364% 2026 Notes bear interest at a rate of 3.364% per year, payable semi-annually on November 15, and May 15 of each year, beginning on November 15, 2021. Total proceeds from the issuance of the 3.364% 2026 Notes, net of underwriting discounts and offering costs, were $293,283. As of March 31, 2023 and June 30, 2022, the outstanding aggregate principal amount of the 3.364% 2026 Notes were $300,000 and $300,000, respectively.
3.437% 2028 Notes
On September 30, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on October 15, 2028 (the “3.437% 2028 Notes”). The 3.437% 2028 Notes bear interest at a rate of 3.437% per year, payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2022. Total proceeds from the issuance of the 3.437% 2028 Notes, net of underwriting discounts and offering costs, were $291,798. As of March 31, 2023 and June 30, 2022, the outstanding aggregate principal amount of the 3.437% 2028 Notes were $300,000 and $300,000, respectively.
The 2023 Notes, the 6.375% 2024 Notes, the 2026 Notes, the 3.364% 2026 Notes, and the 3.437% 2028 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $13,417 and debt issuance costs of $13,491, which are being amortized over the term of the notes. As of March 31, 2023 and June 30, 2022, $9,341 and $11,234 of the original issue discount and $8,924 and $11,047, respectively, of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended March 31, 2023 and March 31, 2022, we recorded $14,878 and $15,581, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the nine months ended March 31, 2023 and March 31, 2022, we recorded $46,097 and $46,336, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 7. Prospect Capital InterNotes®
On February 13, 2020, we entered into a selling agent agreement with InspereX LLC (formerly known as “Incapital LLC”) (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with previously authorized selling agent agreements, the “InterNotes® Offerings”). On February 8, 2023, our Board of Directors reauthorized $1,000,000 of Prospect Capital InterNotes® for sale under the Selling Agent Agreement. Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of March 31, 2023, $355,464 aggregate principal amount of Prospect Capital InterNotes® were outstanding.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the nine months ended March 31, 2023, we issued $13,333 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $13,153. These notes were issued with stated interest rates ranging from 4.50% to 5.95% with a weighted average interest rate of 5.41%. These notes will mature between October 15, 2025 and March 15, 2033. The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2023:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$6,539	5.00% – 5.75%	5.50%	October 15, 2025 – March 15, 2026
5	2,635	4.50% – 5.50%	4.50%	July 15, 2027 – October 15, 2027
6	1,933	5.75%	5.75%	December 15, 2028 – March 15, 2029
10	2,226	5.95%	5.95%	December 15, 2032 – March 15, 2033
	$13,333
During the nine months ended March 31, 2022, we issued $155,909 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $152,441. These notes were issued with stated interest rates ranging from 2.25% to 4.63% with a weighted average interest rate of 3.48%. These notes mature between February 15, 2025 and March 15, 2052. The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2022:

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
	$155,909
During the nine months ended March 31, 2023, we repaid $5,433 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option of the InterNotes®. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the nine months ended March 31, 2023 was $138.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following table summarizes the Prospect Capital InterNotes® outstanding as of March 31, 2023:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$8,700	1.50% – 5.75%	4.68%	January 15, 2024 – March 15, 2026
5	97,050	2.25% – 5.50%	3.30%	January 15, 2026 – October 15, 2027
6	16,790	3.00% – 5.75%	3.32%	June 15, 2027 – March 15, 2029
7	28,912	2.75% – 4.25%	3.17%	January 15, 2028 – February 15, 2029
8	3,486	3.40% – 3.50%	3.45%	June 15, 2029 – July 15, 2029
10	79,222	3.15% – 5.95%	3.94%	August 15, 2029 – March 15, 2033
12	14,491	3.70% – 4.00%	3.95%	June 15, 2033 – July 15, 2033
15	14,647	3.50% – 4.50%	3.84%	July 15, 2036 – February 15, 2037
18	3,030	4.50% – 5.00%	4.80%	January 15, 2031 – April 15, 2031
20	1,597	5.75%	5.75%	November 15, 2032
25	7,835	6.25% – 6.50%	6.37%	November 15, 2038 – May 15, 2039
30	79,704	4.00% – 6.63%	5.31%	November 15, 2042 – March 15, 2052
Principal Outstanding	$355,464
Less Discounts
Unamortized Debt Issuance	(6,817)
Carrying Amount	$348,647

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
During the three months ended March 31, 2023 and March 31, 2022, we recorded $3,771 and $3,652, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the nine months ended March 31, 2023 and March 31, 2022, we recorded $11,154 and $13,130, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Note 8. Fair Value and Maturity of Debt Outstanding
As of March 31, 2023, our asset coverage ratio stood at 306.2% based on the outstanding principal amount of our senior securities representing indebtedness of $2,481,277 and our asset coverage ratio on our senior securities that are stock was 193.2%. As of June 30, 2022, our asset coverage ratio stood at 273.3% based on the outstanding principal amount of our senior securities representing indebtedness of $2,769,156 and our asset coverage ratio on our senior securities that are stock was 215.6%. Refer to Note 9, Equity Offerings, Offering Expenses and Distributions for additional discussion on our senior securities that are stock.
Information about our senior securities is shown in the following table as of the end of each of the last ten fiscal years and as of March 31, 2023 (All figures in this item are in thousands except per unit data):

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Credit Facility
Fiscal 2023 (as of March 31, 2023)	$888,405	$8,552	—	—
Fiscal 2022 (as of June 30, 2022)	839,464	9,015	—	—
Fiscal 2021 (as of June 30, 2021)	356,937	17,408	—	—
Fiscal 2020 (as of June 30, 2020)	237,536	22,000	—	—
Fiscal 2019 (as of June 30, 2019)	167,000	34,298	—	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Fiscal 2018 (as of June 30, 2018)	37,000	155,503	—	—
Fiscal 2017 (as of June 30, 2017)	—	—	—	—
Fiscal 2016 (as of June 30, 2016)	—	—	—	—
Fiscal 2015 (as of June 30, 2015)	368,700	18,136	—	—
Fiscal 2014 (as of June 30, 2014)	92,000	69,470	—	—
Fiscal 2013 (as of June 30, 2013)	124,000	34,996	—	—

2015 Notes(4)
Fiscal 2015 (as of June 30, 2015)	$150,000	$2,241	—	—
Fiscal 2014 (as of June 30, 2014)	150,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	150,000	2,578	—	—

2016 Notes(5)
Fiscal 2016 (as of June 30, 2016)	$167,500	$2,269	—	—
Fiscal 2015 (as of June 30, 2015)	167,500	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	167,500	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	167,500	2,578	—	—

2017 Notes(6)
Fiscal 2017 (as of June 30, 2017)	$50,734	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	129,500	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	130,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	130,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	130,000	2,578	—	—

2018 Notes(7)
Fiscal 2017 (as of June 30, 2017)	$85,419	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	200,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	200,000	2,578	—	—

2019 Notes(9)
Fiscal 2018 (as of June 30, 2018)	$101,647	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	200,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	200,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	200,000	2,578	—	—

5.00% 2019 Notes(10)
Fiscal 2018 (as of June 30, 2018)	$153,536	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	300,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	300,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	300,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	300,000	2,305	—	—

2020 Notes(13)
Fiscal 2019 (as of June 30, 2019)	$224,114	$2,365	—	—
Fiscal 2018 (as of June 30, 2018)	392,000	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	392,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	392,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	392,000	2,241	—	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Fiscal 2014 (as of June 30, 2014)	400,000	2,305	—	—

6.95% 2022 Notes(8)
Fiscal 2014 (as of June 30, 2014)	$100,000	$2,305	—	$1,038
Fiscal 2013 (as of June 30, 2013)	100,000	2,578	—	1,036

2022 Notes
Fiscal 2022 (as of June 30, 2022)	$60,501	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	111,055	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	258,240	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	328,500	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	328,500	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	225,000	2,251	—	—

2023 Notes(11)(18)
Fiscal 2022 (as of June 30, 2022)	284,219	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	284,219	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	319,145	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	318,863	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	318,675	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	248,507	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	248,293	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	248,094	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	247,881	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	247,725	2,578	—	—

2024 Notes(14)
Fiscal 2020 (as of June 30, 2020)	$233,788	$2,408	—	$959
Fiscal 2019 (as of June 30, 2019)	234,443	2,365	—	1,002
Fiscal 2018 (as of June 30, 2018)	199,281	2,452	—	1,029
Fiscal 2017 (as of June 30, 2017)	199,281	2,251	—	1,027
Fiscal 2016 (as of June 30, 2016)	161,364	2,269	—	951

6.375% 2024 Notes(11)
Fiscal 2023 (as of March 31, 2023)	$81,240	$3,062	—	—
Fiscal 2022 (as of June 30, 2022)	81,240	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	81,389	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	99,780	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	99,726	2,365	—	—

2025 Notes
Fiscal 2023 (as of March 31, 2023)	$156,168	$3,062	—	—
Fiscal 2022 (as of June 30, 2022)	156,168	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	156,168	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	201,250	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	201,250	2,365	—	—

2026 Notes
Fiscal 2023 (as of March 31, 2023)	$400,000	$3,062	—	—
Fiscal 2022 (as of June 30, 2022)	400,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	400,000	2,740	—	—

3.364% 2026 Notes

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Fiscal 2023 (as of March 31, 2023)	$300,000	$3,062	—	—
Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	300,000	2,740	—	—

3.437% 2028 Notes
Fiscal 2023 (as of March 31, 2023)	$300,000	$3,062	—	—
Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—

2028 Notes(15)
Fiscal 2020 (as of June 30, 2020)	$70,761	$2,408	—	$950
Fiscal 2019 (as of June 30, 2019)	70,761	2,365	—	984
Fiscal 2018 (as of June 30, 2018)	55,000	2,452	—	1,004

2029 Notes(16)
Fiscal 2021 (as of June 30, 2021)	$69,170	$2,740	—	$1,028
Fiscal 2020 (as of June 30, 2020)	69,170	2,408	—	970
Fiscal 2019 (as of June 30, 2019)	69,170	2,365	—	983

Prospect Capital InterNotes®
Fiscal 2023 (as of March 31, 2023)	$355,464	$3,062	—	—
Fiscal 2022 (as of June 30, 2022)	347,564	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	508,711	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	680,229	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	707,699	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	760,924	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	980,494	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	908,808	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	827,442	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	785,670	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	363,777	2,578	—	—
6.50% Preferred Stock
Fiscal 2023 (as of March 31, 2023)	$421,870	$48	$25	$—

5.50% Preferred Stock
Fiscal 2023 (as of March 31, 2023)	$879,458	$48	$25	—
Fiscal 2022 (as of June 30, 2022)	590,197	54	25	—
Fiscal 2021 (as of June 30, 2021)	137,040	65	25	—

5.35% Preferred Stock
Fiscal 2023 (as of March 31, 2023)	$150,000	$48	$25	$15.96
Fiscal 2022 (as of June 30, 2022)	150,000	54	$25	21.08

All Senior Securities(11)(12)
Fiscal 2023 (as of March 31, 2023)	$3,932,605	$1,932	—	—
Fiscal 2022 (as of June 30, 2022)	3,509,353	2,156	—	—
Fiscal 2021 (as of June 30, 2021)	2,404,689	2,584	—	—
Fiscal 2020 (as of June 30, 2020)	2,169,899	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	2,421,526	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	2,346,563	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	2,681,435	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	2,707,465	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	2,983,736	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	2,773,051	2,305	—	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Fiscal 2013 (as of June 30, 2013)	1,683,002	2,578	—	—

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
(12)While we do not consider commitments to fund under revolving arrangements to be Senior Securities, if we were to elect to treat such unfunded commitments, which were $54,133 as of March 31, 2023 as Senior Securities for purposes of Section 18 of the 1940 Act, our asset coverage per unit would be $1,906.
(13)We repaid the outstanding principal amount of the 2020 Notes on April 15, 2020.
(14)We redeemed the 2024 Notes on February 16, 2021.
(15)We redeemed the 2028 Notes on June 15, 2021.
(16)We redeemed the 2029 Notes on December 30, 2021.
(17)We redeemed the 2022 Notes on July 15, 2022.
(18)We redeemed the 2023 Notes on March 15, 2023.

The following table shows our outstanding debt as of March 31, 2023:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value		Effective Interest Rate
Revolving Credit Facility		$888,405	$14,842	$888,405	(1)	$888,405	(2)	1M SOFR +	2.05%	(5)

2025 Notes		156,168	1,802	154,366		153,833	(3)	6.63%		(6)
Convertible Notes		156,168		154,366		153,833

6.375%	2024 Notes	81,240	161	81,079		81,065	(3)	6.57%		(6)
2026 Notes		400,000	5,720	394,280		354,504	(3)	3.98%		(6)
3.364%	2026 Notes	300,000	5,059	294,941		252,930	(3)	3.60%		(6)
3.437%	2028 Notes	300,000	7,325	292,675		230,055	(3)	3.64%		(6)
Public Notes		1,081,240		1,062,975		918,554

Prospect Capital InterNotes®		355,464	6,817	348,647		314,017	(4)	5.76%		(7)
Total		$2,481,277		$2,454,393		$2,274,809
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

The following table shows our outstanding debt as of June 30, 2022:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value		Effective Interest Rate
Revolving Credit Facility		$839,464	$10,801	$839,464	(1)	$839,464	(2)	1ML +	2.05%	(5)

2022 Notes		60,501	18	60,483		60,753	(3)	5.63%		(6)
2025 Notes		156,168	2,459	153,709		158,094	(3)	6.63%		(6)
Convertible Notes		216,669		214,192		218,847

2023 Notes		284,219	600	283,619		286,101	(3)	6.07%		(6)
6.375%		81,240	299	80,941		82,084	(3)	6.57%		(6)
2026 Notes		400,000	7,134	392,866		355,316	(3)	3.98%		(6)
3.364%	2026 Notes	300,000	6,026	293,974		254,931	(3)	3.60%		(6)
3.437%	2028 Notes	300,000	8,222	291,778		229,866	(3)	3.64%		(6)
Public Notes		1,365,459		1,343,178		1,208,298

Prospect Capital InterNotes®		347,564	7,122	340,442		285,822	(4)	5.71%		(7)
Total		$2,769,156		$2,737,276		$2,552,431

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following table shows the contractual maturities by fiscal year of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of March 31, 2023:

	Payments Due by Fiscal Year ending June 30,
	Total	Remainder of 2023	2024	2025	2026	2027	After 5 Years
Revolving Credit Facility	$888,405	$—	$—	$—	$—	$—	$888,405
Convertible Notes	156,168	—	—	156,168	—	—	—
Public Notes	1,081,240	—	81,240	—	400,000	300,000	300,000
Prospect Capital InterNotes®	355,464	—	662	1,499	36,657	74,632	242,014
Total Contractual Obligations	$2,481,277	$—	$81,902	$157,667	$436,657	$374,632	$1,430,419

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
Preferred Stock
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”), amended on June 9, 2022, October 7, 2022 and February 10, 2023, pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and dealer manager for the Company’s offering of up to 72,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock will initially be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”), the 6.50% Series A3 Preferred Stock (“Series A3 Preferred Stock”), and the 6.50% Series M3 Preferred Stock (“Series M3 Preferred Stock”). In connection with such offering, on August 3, 2020, June 9, 2022, October 11, 2022 and February 10, 2023 we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland (“SDAT”), reclassifying and designating 120,000,000, 60,000,000, 120,000,000, and 60,000,000 shares, respectively, of the Company’s authorized and unissued shares of common stock into shares of preferred stock as “Convertible Preferred Stock.”

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
For so long as the Series A Preferred Stock is outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, and in accordance with ASC 480, we have presented our 5.50% Preferred Stock, 6.50% Preferred Stock, and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of March 31, 2023 and June 30, 2022.
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
During the nine months ended March 31, 2023 and March 31, 2022, we distributed approximately $35,057 and $11,078, respectively, to our 5.50% Preferred Stock holders. During the nine months ended March 31, 2023, we distributed approximately $8,246 to our 6.50% Preferred Stock holders. During the nine months ended March 31, 2023 and March 31, 2022, we distributed approximately $6,018 and $4,302 to our 5.35% Series A Preferred Stock holders.
Our distributions to our 5.50% Preferred Stock holders, 6.50% Preferred Stock holders, and 5.35% Series A Preferred Stock holders for the nine months ended March 31, 2023 and March 31, 2022, are summarized in the following table:

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Declaration Date	Record Date	Payment Date	Amount ($ per share), before pro ration for partial periods	Amount Distributed
5.50% Preferred Stock holders
5/7/2021	7/21/2021	8/2/2021	$0.114583	$680
5/7/2021	8/18/2021	9/1/2021	0.114583	786
8/24/2021	9/15/2021	10/1/2021	0.114583	941
8/24/2021	10/20/2021	11/1/2021	0.114583	1,054
8/24/2021	11/17/2021	12/1/2021	0.114583	1,197
11/5/2021	12/15/2021	1/3/2022	0.114583	1,296
11/5/2021	1/19/2022	2/1/2022	0.114583	1,498
11/5/2021	2/16/2022	3/1/2022	0.114583	1,688
2/7/2022	3/23/2022	4/1/2022	0.114583	1,938
Distributions for the nine months ended March 31, 2022				$11,078

5/6/2022	7/20/2022	8/1/2022	$0.114583	$3,104
5/6/2022	8/17/2022	9/1/2022	0.114583	3,721
8/23/2022	9/21/2022	10/3/2022	0.114583	3,928
8/23/2022	10/19/2022	11/1/2022	0.114583	4,077
8/23/2022	11/16/2022	12/1/2022	0.114583	4,056
11/8/2022	12/21/2022	1/3/2023	0.114583	4,051
11/8/2022	1/18/2023	2/1/2023	0.114583	4,045
11/8/2022	2/15/2023	3/1/2023	0.114583	4,039
2/8/2023	3/22/2023	4/3/2023	0.114583	4,036
Distributions for the nine months ended March 31, 2023				$35,057

6.50% Preferred Stock holders
11/8/2022	11/16/2022	12/1/2022	$0.135417	$978
11/8/2022	12/21/2022	1/3/2023	0.135417	1,433
11/8/2022	1/18/2023	2/1/2023	0.135417	1,675
11/8/2022	2/15/2023	3/1/2023	0.135417	1,959
2/8/2023	3/22/2023	4/3/2023	0.135417	2,201
Distributions for the nine months ended March 31, 2023				$8,246

5.35% Preferred Stock holders
8/24/2021	10/20/2021	11/1/2021	$0.382674	$2,296
11/5/2021	1/19/2022	2/1/2022	0.334375	$2,006
Distributions for the nine months ended March 31, 2022				$4,302

5/6/2022	7/20/2022	8/1/2022	$0.334375	$2,006
8/23/2022	10/19/2022	11/1/2022	0.334375	2,006
11/8/2022	1/18/2023	2/1/2023	$0.334375	2,006

Distributions for the nine months ended March 31, 2023				$6,018
The above table includes dividends paid during the nine months ended March 31, 2023. It does not include distributions previously declared to the 5.50% Preferred Stock holders, 6.50% Preferred Stock holders, and 5.35% Series A Preferred Stock holders of record for any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and paid subsequent to March 31, 2023:

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on April 19, 2023 with a payment date of May 1, 2023.
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on May 17, 2023 with a payment date of June 1, 2023.
•$0.135417 per share (before pro ration for partial period holders of record) for 6.50% Preferred Stock holders of record on April 19, 2023 with a payment date of May 1, 2023.
•$0.135417 per share (before pro ration for partial period holders of record) for 6.50% Preferred Stock holders of record on May 17, 2023 with a payment date of June 1, 2023.
•$0.334375 per share (before pro ration for partial period holders of record) for 5.35% Series A Preferred Stock holders of record on April 19, 2023 with a payment date of May 1, 2023.
As of March 31, 2023, we have accrued approximately $28 and $1,338 in dividends that have not yet been paid for our 6.50% Preferred Stock holders and 5.35% Series A Preferred Stock holders, respectively.
The following table shows our outstanding Preferred Stock as of March 31, 2023:

Series	Maximum Offering Size (Shares)		Maximum Aggregate Liquidation Preference of Offering		Inception to Date Preferred Shares Issued via Offering	Inception to Date Liquidation Preference of Shares Issued via Offering	Preferred Stock Shares Outstanding		Liquidation Preference of Shares Outstanding
Series A1	72,000,000	(1)	$1,800,000	(1)	31,448,021	$786,201	31,091,585	(4)	$777,290
Series M1	72,000,000	(1)	1,800,000	(1)	4,110,318	102,758	3,922,740	(4)	98,068
Series M2	72,000,000	(1)	1,800,000	(1)	—	—	—		—
Series A3	72,000,000	(1)	1,800,000	(1)	15,058,892	376,472	15,058,173	(4)	376,454
Series M3	72,000,000	(1)	1,800,000	(1)	1,825,723	45,643	1,816,637	(4)	45,416
Series AA1	10,000,000	(2)	250,000	(2)	—	—	—		—
Series MM1	10,000,000	(2)	250,000	(2)	—	—	—		—
Series AA2	10,000,000	(2)	250,000	(2)	—	—	—		—
Series MM2	10,000,000	(2)	250,000	(2)	—	—	—		—
Series A2	187,000		4,675		187,000	4,675	164,000		4,100
Series A	6,000,000		150,000		6,000,000	150,000	6,000,000		150,000
Total	88,187,000	(3)	$2,204,675	(3)	58,629,954	$1,465,749	58,053,134	(5)	$1,451,328
(1) The maximum offering of 72,000,000 shares and $1,800,000 aggregate liquidation preference is for any combination of Series A1, Series M1, Series M2, Series A3, and Series M3 shares.
(2) The maximum offering of 10,000,000 shares and $250,000 aggregate liquidation preference is for any combinations of Series AA1, Series MM1, Series AA2, and Series MM2.
(3) The authorized maximum offering size of Preferred Stock as of March 31, 2023 is 88,187,000 shares, par value $0.001 per share, with an aggregate liquidation preference of $2,204,675, a liquidation preference of $25.00 per share. The totals referenced in the above table are in light of the combined maximum offering amounts for the various series of shares identified in footnote 1 and footnote 2 and the table columns are not intended to foot.
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
(5) Does not foot due to rounding.
Preferred Stock issued prior to the issuance of our 5.35% Series A Preferred Stock has a carrying value equal to liquidation value per share on our Consolidated Statements of Assets and Liabilities. Subsequent issuances of our Preferred Stock classified as temporary equity are recorded net of issuance costs. The carrying value is inclusive of cumulative accrued and unpaid dividends as of March 31, 2023.
Series A1, Series M1, Series A3, and Series M3 shares outstanding are net of dividend reinvestments paid and conversions to common stock in accordance with their liquidation features. The following tables show such activity during the nine months ended March 31, 2023:

Series	June 30, 2022 Shares Outstanding		Shares Issued		Shares issued through Preferred Stock DRIP	Shares Converted to Common(1)	March 31, 2023 Shares Outstanding
Series A1	20,794,645		10,610,836		33,947	(347,842)	31,091,585
Series M1	2,626,238		1,469,566		901	(173,966)	3,922,740	(2)
Series A3	—		15,058,892		2,554	(3,273)	15,058,173
Series M3	—		1,825,723		219	(9,305)	1,816,637
Series A2	187,000		—		—	(23,000)	164,000
Series A	6,000,000		—		—	—	6,000,000
Total	29,607,882	(2)	28,965,017	(3)	37,621	(557,386)	58,053,134	(2)
(1)Convert to common shares via Holder Optional Redemptions and Optional Redemption Upon Death of Holder.
(2)Does not foot or crossfoot due to fractional share rounding.
(3)During the nine months ended March 31, 2023, we issued 28,965,017 shares of Preferred Stock for net proceeds of $647,715 with a liquidation value of $724,125.

The following tables show such activity during the nine months ended March 31, 2022:

Series	June 30, 2021 Shares Outstanding	Shares Issued		Shares issued through Preferred Stock DRIP	Shares Converted to Common(1)	March 31, 2022 Shares Outstanding
Series A1	5,163,926	11,230,210		8,428	(8,350)	16,394,214
Series M1	130,666	1,251,361		176	(2,000)	1,380,203
Series A2	187,000	—		—	—	187,000
Series A	—	6,000,000		—	—	6,000,000
Total	5,481,592	18,481,571	(2)	8,604	(10,350)	23,961,417

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

(1)Convert to common shares via Holder Optional Redemptions and Optional Redemption Upon Death of Holder.
(2)During the nine months ended March 31, 2022, we issued 18,481,571 shares of Preferred Stock for net proceeds of $425,250 with a liquidation value of $462,039.

Common Stock
Our common stockholders’ equity accounts as of March 31, 2023 and June 30, 2022 reflect cumulative shares issued, net of shares previously repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemptions Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify stockholders of our intention to purchase our common stock.
We did not repurchase any shares of our common stock under the Repurchase Program for the nine months ended March 31, 2023 and March 31, 2022. As of March 31, 2023, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
Excluding common stock dividend reinvestments and shares issued in connection with the 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemption Upon Death of Holder, during the nine months ended March 31, 2023 and March 31, 2022, we did not issue any shares of our common stock.
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
On March 13, 2023, we filed a notice of meeting and definitive proxy statement in connection with a special meeting of our stockholders that is scheduled to be held on June 9, 2023 for the purpose of asking our stockholders to vote on a proposal to authorize us, with approval of our Board of Directors, to sell shares of our common stock (during the next 12 months) at a price or prices below our then current net asset value per share in one or more offerings subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of our outstanding common stock immediately prior to such sale).
During the nine months ended March 31, 2023 and March 31, 2022, we distributed approximately $214,751 and $210,722, respectively, to our common stockholders. The following table summarizes our distributions to common stockholders declared and payable for the nine months ended March 31, 2023 and March 31, 2022:

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/7/2021	7/28/2021	8/19/2021	$0.06	$23,325
5/7/2021	8/27/2021	9/23/2021	0.06	23,348
8/24/2021	9/28/2021	10/21/2021	0.06	23,370
8/24/2021	10/27/2021	11/18/2021	0.06	23,392
11/5/2021	11/26/2021	12/23/2021	0.06	23,413
11/5/2021	12/29/2021	1/20/2022	0.06	23,435
11/5/2021	1/27/2022	2/17/2022	0.06	23,457
2/7/2022	2/24/2022	3/22/2022	0.06	23,479
2/7/2022	3/29/2022	4/20/2022	0.06	23,503
Total declared and payable for the nine months ended March 31, 2022				$210,722

5/6/2022	7/27/2022	8/18/2022	$0.06	$23,635
5/6/2022	8/29/2022	9/21/2022	0.06	23,670
8/23/2022	9/28/2022	10/20/2022	0.06	23,767
8/23/2022	10/27/2022	11/17/2022	0.06	23,857
11/8/2022	11/28/2022	12/20/2022	0.06	23,888
11/8/2022	12/28/2022	1/19/2023	0.06	23,925
11/8/2022	1/27/2023	2/16/2023	0.06	23,965
2/8/2023	2/24/2023	3/22/2023	0.06	24,003
2/8/2023	3/29/2023	4/19/2023	0.06	24,041
Total declared and payable for the nine months ended March 31, 2023				$214,751
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during nine months ended March 31, 2023 and March 31, 2022. It does not include distributions previously declared to common stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to March 31, 2023:
•$0.06 per share for April 2023 holders of record on April 26, 2023 with a payment date of May 18, 2023.
During the nine months ended March 31, 2023 and March 31, 2022, we issued 5,859,102 and 3,268,814 shares of our common stock, respectively, in connection with the common stock dividend reinvestment plan.
During the nine months ended March 31, 2023, Prospect officers and directors purchased 1,379,324 shares of our common stock, or 0.34% of total outstanding shares as of March 31, 2023, both through the open market transactions and shares issued in connection with our common stock dividend reinvestment plan.
As of March 31, 2023, we have reserved 17,294,357 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5) and 1,000,000,000 shares of our common stock for issuance upon conversion of the 5.50% Preferred Stock and the 6.50% Preferred Stock.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 10. Other Income
Other income consists of structuring fees, amendment fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three and nine months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Structuring and amendment fees (refer to Note 3)	$145	$10,149	$9,875	$38,963
Royalty and net revenue interests	14,740	23,285	50,027	43,579
Administrative agent fees	171	202	432	529
Total other income	$15,056	$33,636	$60,334	$83,071
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
Subsequent to the adoption of ASU 2020-06 on July 1, 2022, for the purpose of calculating diluted net increase in net assets resulting from operations applicable to common stockholders per share for the three and nine months ended March 31, 2023, the Company utilized the if-converted method, which assumes full share settlement for the aggregate value of the 2025 Notes, the 5.50% Preferred Stock, and the 6.50% Preferred Stock. Under the allowed modified retrospective method, diluted net increase in net assets resulting from operations applicable to common stockholders per share for prior periods were not restated to reflect the impact of ASU 2020-06. Diluted earnings per share excludes all dilutive potential common shares if their effect is anti-dilutive.
During the nine months ended March 31, 2023, conversion of our convertible instruments has an anti-dilutive effect and therefore, conversion is not assumed.
The following information sets forth the computation of basic and diluted earnings per common share during the three and nine months ended March 31, 2023 and March 31, 2022:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2023	2022	2023	2022
Net (decrease) increase in net assets resulting from operations - basic	$(108,947)	$157,157	$(158,523)	$613,292
Adjustment for dividends on Convertible Preferred Stock	—	7,139	—	16,748
Adjustment for interest on Convertible Notes	—	—	—	—
Net (decrease) increase in net assets resulting from operations - diluted	$(108,947)	$164,296	$(158,523)	$630,040

Weighted average common shares outstanding - basic	399,732,263	391,091,485	397,233,468	389,981,608
Assumed conversion of Convertible Preferred Stock	—	41,716,635	—	29,933,104
Assumed conversion of Convertible Notes	—	—	—	—
Weighted average shares of common stock outstanding - diluted	399,732,263	432,808,120	397,233,468	419,914,712

Earnings (loss) per share - basic	$(0.27)	$0.40	$(0.40)	$1.57
Earnings (loss) per share - diluted	$(0.27)	$0.38	$(0.40)	$1.50

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
For income tax purposes, dividends paid and distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to common stockholders during the tax years ended August 31, 2022, 2021, and 2020 were as follows:

	Tax Year Ended August 31,
	2022		2021	2020
Ordinary income	$231,984		$251,171	$169,041
Capital gain	49,719		—	—
Return of capital	—		25,784	96,720
Total common dividends paid to stockholders	$281,703	(1)	$276,955	$265,761
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

The Company began issuing shares of Preferred Stock and declaring dividends on shares Preferred Stock outstanding during the tax year ended August 31, 2021. The tax character of dividends paid to preferred stockholders during the tax years ended August 31, 2022 and August 31, 2021 were as follows:

	Tax Year Ended August 31, 2022		Tax Year Ended August 31, 2021
Ordinary income	$22,551		$2,391
Capital gain	6,476		—
Return of capital	—		—
Total preferred dividends paid to stockholders	$29,027	(2)	$2,391
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
We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. stockholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. For the 2023 calendar year, 62.41% of our taxable ordinary dividends as of March 31, 2023 qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non-U.S. stockholders. This percentage is based on the best estimates available at the time of this filing. The final percentage will be determined with the filing of Form 1099-DIV.

We generate income that may be beneficial to shareholders that face interest expense limitations. Under IRC Section 163(j), a RIC is permitted to designate distributions attributable to net business interest income as section 163(j) interest dividends. For the 2023 calendar year 96.07% of our taxable ordinary dividends as of March 31, 2023 qualified as section 163(j) interest dividends. This percentage is based on the best estimates available at the time of this filing. The final percentage will be determined with the filing of Form 1099-DIV.

We generate dividend income that may be beneficial to certain U.S. corporate shareholders. Under IRC Sections 243 and 854, a RIC is permitted to designate ordinary dividends as eligible for the 50% dividends received deduction. For the 2023 calendar year 1.21% of our taxable ordinary dividends as of March 31, 2023 qualified for the deduction under sections 243 and 854. This

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

percentage is based on the best estimates available at the time of this filing. The final percentage will be determined with the filing of Form 1099-DIV.
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

	Tax Year Ended August 31,
	2022		2021	2020
Net increase (decrease) in net assets resulting from operations	$735,343		$428,106	$(78,949)
Net realized losses on investments	22,375		16,173	10,139
Net unrealized (gains) losses on investments	(405,414)		(143,654)	328,997
Other temporary book-to-tax differences	(65,664)		(47,330)	(91,368)
Permanent differences	30		(20)	57
Taxable income before deductions for distributions	$286,670	(3)	$253,275	$168,876
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
For the tax year ended August 31, 2022, we had $32,134 of undistributed ordinary income in excess of cumulative distributions and no capital gain in excess of cumulative distributions.
As of March 31, 2023, the cost basis of investments for tax purposes was $7,792,689 resulting in an estimated net unrealized loss of $199,912. As of March 31, 2023, the gross unrealized gains and losses were $1,332,087 and $1,531,999, respectively. As of June 30, 2022, the cost basis of investments for tax purposes was $7,214,493 resulting in an estimated net unrealized gain of $388,017. As of June 30, 2022, the gross unrealized gains and losses were $1,506,944 and $1,118,927, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of March 31, 2023 and June 30, 2022 was calculated based on the book cost of investments as of March 31, 2023 and June 30, 2022, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2022 and 2021, respectively.
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal excise taxes, among other items. During the tax year ended August 31, 2022, we increased overdistributed net investment income by $30 and decreased capital in excess of par value by $30. During the tax year ended August 31, 2021, we decreased overdistributed net investment income by $20 and increased capital in excess of par value by $20. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended August 31, 2022 have been recorded in the fiscal year ending June 30, 2023 and the reclassifications for the taxable year ended August 31, 2021 were recorded in the fiscal year ended June 30, 2022.

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
The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from us, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our total assets. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. The total gross base management fee incurred to the favor of the Investment Adviser was $38,980 and $36,426 during the three months ended March 31, 2023 and March 31, 2022, respectively. The total gross base management fee incurred to the favor of the Investment Advisor was $116,176 and $102,472 during the nine months ended March 31, 2023 and March 31, 2022, respectively.
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
The total income incentive fee incurred was $20,561 and $19,967 during the three months ended March 31, 2023 and March 31, 2022, respectively. The fees incurred for the nine months ended March 31, 2023 and March 31, 2022 were $64,692 and $59,296, respectively. No capital gains incentive fee was incurred during the nine months ended March 31, 2023 and March 31, 2022.
Administration Agreement
We have also entered into an administration agreement (the “Administration Agreement”) with Prospect Administration under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our Chief Financial Officer and Chief Compliance Officer and her staff, including the internal legal staff. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to certain portfolio companies (see Managerial Assistance section below). The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a wholly-owned subsidiary of the Investment Adviser.
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
The allocation of net overhead expense from Prospect Administration was $9,773 and $4,126 for the three months ended March 31, 2023 and March 31, 2022, respectively. Prospect Administration received estimated payments of $918 and $807 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax, and other administrative services during the three months ended March 31, 2023 and March 31, 2022, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The allocation of net overhead expense from Prospect Administration was $16,490 and $10,891 for the nine months ended March 31, 2023 and March 31, 2022, respectively. Prospect Administration received estimated payments of $1,808 and $4,869 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax, and other administrative services during the nine months ended March 31, 2023 and March 31, 2022, respectively. In addition, we were given a credit in the amount of $1,212 for legal expense incurred on behalf of our portfolio companies that were remitted to Prospect Administration during the nine months ended March 31, 2023.
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
Prospect Administration arranges for the provision of such managerial assistance on our behalf. When doing so, Prospect Administration utilizes personnel of our Investment Adviser. We, on behalf of Prospect Administration, may invoice portfolio companies receiving and paying for managerial assistance, and we remit to Prospect Administration its cost of providing such services, including the charges deemed appropriate by our Investment Adviser for providing such managerial assistance. No income is recognized by Prospect.
During the three months ended March 31, 2023 and March 31, 2022, we received payments of $2,316 and $2,276, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the nine months ended March 31, 2023 and March 31, 2022, we received payments of $7,008 and $5,946, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the three months ended March 31, 2023 and March 31, 2022, we recognized expenses that were reimbursed for valuation services of $22 and $28, respectively. During the nine months ended March 31, 2023 and March 31, 2022, we recognized expenses that were reimbursed for valuation services of $67 and $88, respectively. Conversely, Priority Income Fund, Inc. and Prospect Floating Rate and Alternative Income Fund, Inc. (f/k/a Prospect Sustainable Income Fund, Inc.) reimburse us for software fees, expenses which were initially incurred by Prospect.
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
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings of Delaware LLC (“CP Holdings”), a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy Services, Inc. (“CP Energy”), and the remaining equity is owned by CP Energy management. CP Energy owns directly or indirectly 100% of each of CP Well; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”) a portfolio company of Prospect with $31,603 in first lien term loans (the “Spartan Term Loans”) due to us as of March 31, 2023. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loans.
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

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Interest Income
Interest Income from CP Energy	$2,248	$1,321	$5,525	$3,901
Interest Income from Spartan	959	561	2,459	1,284
Total Interest Income	$3,207	$1,882	$7,984	$5,185
Other Income
Administrative Agent	$—	$—	$—	$6
Total Other Income	$—	$—	$—	$6
Reimbursement of Legal, Tax, etc. (1)	216	—	237	—
1) Paid from CP Energy to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to CP Energy (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Additions	$12,500	$9,681	$12,500	$9,681
Interest Income Capitalized as PIK
CP Energy	$3,996	$1,320	$5,517	$3,901
Spartan	1,225	558	2,456	921
Total Interest Income Capitalized as PIK	$5,221	$1,878	$7,973	$4,822

	As of
	March 31, 2023	June 30, 2022
Interest Receivable (2)	$38	$26
Other Receivables (3)	179	171
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

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Interest Income	$2,065	$3,781	$5,878	$11,182
Other Income
Structuring Fee	$62	$—	$123	$—
Total Other Income	$62	$—	$123	$—
Managerial Assistance (1)	175	175	525	525
Reimbursement of Legal, Tax, etc.(2)	12	—	69	1
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

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Additions	$3,080	$—	$6,200	$—
Accreted Original Issue Discount	$210	$155	$594	$439
Interest Income Capitalized as PIK	2,457	3,007	5,303	6,564

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	As of
	March 31, 2023	June 30, 2022
Interest Receivable (3)	$21	$42
Other Receivables (4)	2	7
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

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Interest Income	$1,099	$1,431	$2,860	$6,888
Managerial Assistance (1)	63	63	188	188
Reimbursement of Legal, Tax, etc.(2)	77	—	89	102
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

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Interest Income Capitalized as PIK	$1,803	$5,542	$3,391	$10,646

	As of
	March 31, 2023	June 30, 2022
Interest Receivable (3)	$808	$1,339
Other Receivables (4)	7	2
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

Transactions between Prospect and Freedom Marine are separately discussed below under “Freedom Marine Solutions, LLC.”

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

First Tower Finance Company LLC
Prospect owns 100% of the equity of First Tower Holdings of Delaware LLC (“First Tower Delaware”), a Consolidated Holding Company. First Tower Delaware holds 80.10% of the voting interest of First Tower Finance Company LLC (“First Tower Finance”), resulting in a 78.06% ownership of First Tower Finance. First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Interest Income	$14,273	$18,180	$48,636	$54,959
Other Income
Structuring Fee	$—	$664	$—	$7,898
Total Other Income	$—	$664	$—	$7,898
Managerial Assistance (1)	$600	$600	$1,800	$1,800
(1) No income recognized by Prospect. MA payments were paid from First Tower to Prospect and subsequently remitted to PA.

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Additions	$—	$22,123	$—	$22,123
Interest Income Capitalized as PIK	$14,085	$5,554	28,847	12,804
Repayment of Loan Receivable	987	9,992	987	11,151

	As of
	March 31, 2023	June 30, 2022
Interest Receivable (2)	$160	$218
Other Receivables (3)	6	6
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

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Additions (1)	$650	$—	$650	$—
(1) During the quarter ended March 31, 2023, Prospect provided $650 of equity funding to support growth in Freedom Marine’s loan portfolio.

	As of
	March 31, 2023	June 30, 2022
Other Receivables	$4	$6

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

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Interest Income	$8,287	$6,604	$23,865	$19,537
Other Income
Structuring Fee	$—	$200	$—	$200
Total Other Income	$—	$200	$—	$200
Managerial Assistance (1)	366	366	1,097	731
Reimbursement of Legal, Tax, etc.(2)	—	—	—	1,443
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

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Additions	$—	$10,000	$—	$17,778
Interest Income Capitalized as PIK	5,232	4,592	15,291	13,563
Repayment of Loan Receivable	—	—	—	246

	As of
	March 31, 2023	June 30, 2022
Interest Receivable (3)	$95	$80
Other Receivables (4)	2	16
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from InterDent to Prospect for reimbursement of expenses paid by Prospect on behalf of InterDent.

Kickapoo Ranch Pet Resort

Prospect owns 100% of the membership interest of Kickapoo Ranch Pet Resort (“Kickapoo”). Kickapoo is a luxury pet boarding facility.

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Dividend Income	$—	$—	$100	$—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	As of
	March 31, 2023	June 30, 2022
Other Receivables (1)	$8	$8
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

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Interest Income	$1,935	$1,844	$5,989	$5,421
Managerial Assistance (1)	75	75	225	75
Reimbursement of Legal, Tax, etc.(2)	—	—	—	10
Realized (Loss) Gain	(1)	4	(2)	10
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

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Interest Income Capitalized as PIK	$1,136	$1,107	$2,166	$4,383
Repayment of Loan Receivable	666	—	2,269	—

	As of
	March 31, 2023	June 30, 2022
Interest Receivable (3)	$24	$81
Other Receivables (4)	9	6
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
During the nine months ended March 31, 2023, we received partial repayments of $86,852 of our loans previously outstanding with NPRC and its wholly owned subsidiaries and $4,000 as a return of capital on our equity investment in NPRC. During the nine months ended March 31, 2023, we provided $132,071 of debt financing and $3,600 of equity financing to NPRC to fund purchases of real estate properties, to provide working capital, and to fund purchases of rated secured structured notes.

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Interest Income	$24,748	$13,880	$67,804	$46,441
Other Income
Structuring Fee	$—	$1,593	$261	$2,815
Residual Profit Interest	14,540	23,112	49,474	43,052
Total Other Income	$14,540	$24,705	$49,735	$45,867
Managerial Assistance (1)	$525	$525	$1,575	$1,575
Reimbursement of Legal, Tax, etc.(2)	9	585	868	3,296
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

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Additions	$27,600	$164,811	$135,671	$280,167
Interest Income Capitalized as PIK	232	—	251	—
Repayment of Loan Receivable	14,000	10,000	86,852	289,882
Return of Capital	—	—	4,000	—

	As of
	March 31, 2023	June 30, 2022
Interest Receivable (3)	$—	$83
Other Receivables (4)	5	7
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Interest Income	$1,073	$1,013	$3,191	$3,084
Dividend Income (1)	—	400	—	2,150
Managerial Assistance (2)	100	100	300	300
Reimbursement of Legal, Tax, etc. (3)	—	—	—	9
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

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Interest Income Capitalized as PIK	$719	$—	$1,595	$—

	As of
	March 31, 2023	June 30, 2022
Interest Receivable (4)	$12	$11
Other Receivables (5)	12	9
(4) Interest income recognized but not yet paid.
(5) Represents amounts due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide.
NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 90.42% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of March 31, 2023 and June 30, 2022, respectively, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.
On December 30, 2019, NMMB executed a dividend recapitalization whereby Prospect invested $15,100 of a first lien term loan to repay NMMB’s existing term loan, provide a shareholder distribution, and pay fees and expenses. As part of the recapitalization, Prospect converted its Series A and Series B preferred securities into 92.42% common equity and received a dividend distribution of $2,797.

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Interest Income	$983	$133	$2,727	$394
Dividend Income (1)	800	3,988	2,510	7,034
Other Income
Structuring Fee	$—	$450	$—	$450
Total Other Income	$—	$450	$—	$450
Managerial Assistance (2)	100	100	300	300
Realized Loss	(799)	5,294	(2,510)	5,294
Reimbursement of Legal, Tax, etc. (3)	—	26	—	26
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

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023		March 31, 2022
Additions	$—	$25,000	$—		$25,000
Repayment of loan receivable
Repayment from NMMB	$—	$12,907	$—		$12,983
Total Repayment of Loan Receivable (4)	$—	$12,907	$—	0	$12,983

(4) During the nine months ended March 31, 2022, Prospect received partial repayments totaling $12,983, respectively, for our First Lien Notes outstanding with NMMB, Inc.

	As of
	March 31, 2023	June 30, 2022
Interest Receivable (5)	$11	$9
Other Receivables (6)	3	5
(5) Interest income recognized but not yet paid.
(6) Represents amounts due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB.

Pacific World Corporation
Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.97% ownership interest of Pacific World as of March 31, 2023 and June 30, 2022, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Interest Income	$2,251	$1,185	$5,613	$3,507
Other Income
Structuring Fee	$—	$—	$105	$—
Total Other Income	$—	$—	$105	$—

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Additions (1)	$—	$—	$11,000	$6,500
Interest Income Capitalized as PIK	2,014	1,194	5,315	3,363
(1) During the nine months ended March 31, 2022, Prospect provided $4,000 of debt financing and $2,500 of equity financing to Pacific World to fund working capital needs.

	As of
	March 31, 2023	June 30, 2022
Interest Receivable (2)	$27	$16
Other Receivables (3)	126	109

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

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Interest Income	$1,151	$753	$3,265	$2,184
Dividend Income (1)	—	—	—	441
Other Income
Advisory Fee	$—	$125	$—	$125
Total Other Income	$—	$125	$—	$125
Managerial Assistance (2)	45	45	135	135
Reimbursement of Legal, Tax, etc.(3)	—	42	—	46
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

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Additions	$—	$5,000	$—	$5,000

	As of
	March 31, 2023	June 30, 2022
Interest Receivable (4)	$13	$11
Other Receivables (5)	—	2
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

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Interest Income	$871	$580	$2,364	$1,766
Managerial Assistance (1)	3	3	8	8
(1) No income recognized by Prospect. MA payments were paid from UTP to Prospect and subsequently remitted to PA.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Repayment of Loan Receivable	$8	$8	$24	$24

	As of
	March 31, 2023	June 30, 2022
Interest Receivable (2)	$10	$7
Other Receivables (3)	—	17
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

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Interest Income	$286	$50	$722	$152

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Additions	$—	$—	$6,000	$—
Interest Income Capitalized as PIK	287	—	531	—

	As of
	March 31, 2023	June 30, 2022
Interest Receivable (1)	$3	$1
Other Receivables (2)	62	62

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Interest Income
Interest Income from Valley	$319	$274	$1,173	$834
Interest Income from Valley Electric	1,948	1,505	5,508	4,502
Total Interest Income	$2,267	$1,779	$6,681	$5,336
Dividend Income (1)	$—	$809	$547	$2,509
Other Income
Structuring Fee	$—	$260	$—	$260
Residual Profit Interest	167	167	500	500
Total Other Income	$167	$427	$500	$760
Managerial Assistance (2)	$150	$150	$450	$450
(1) All dividends were paid from earnings and profits.
(2) No income recognized by Prospect. MA payments were paid from Valley Electric to Prospect and subsequently remitted to PA.

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Additions	$—	$13,000	$—	$13,000
Interest Income Capitalized as PIK	1,992	22	1,992	22
Repayment of loan receivable	—	15,339	(548)	15,339

	As of
	March 31, 2023	June 30, 2022
Interest Receivable (3)	$24	$19
Other Receivables (4)	8	5
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
We are not aware of any material legal proceedings as of March 31, 2023.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 16. Financial Highlights
The following is a schedule of financial highlights for the nine months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023		2022		2023		2022
Per Share Data
Net asset value per common share at beginning of period	$9.94		$10.60		$10.48		$9.81
Net investment income(1)	0.26		0.22		0.78		0.65
Net realized and change in unrealized (losses) gains(1)	(0.48)		0.20		(1.05)		0.96
Net increase (decrease) from operations	(0.22)		0.42		(0.27)		1.61
Distributions of net investment income to preferred stockholders	(0.05)		(0.01)	(11)	(0.12)		(0.03)	(11)
Distributions of capital gains to preferred stockholders	—		(0.01)	(11)	—	(10)	(0.01)	(11)
Total distributions to preferred stockholders	(0.05)		(0.02)		(0.12)		(0.04)
Net increase (decrease) from operations applicable to common stockholders	(0.27)		0.40		(0.40)	(5)	1.57
Distributions of net investment income to common stockholders	(0.18)	(4)	(0.13)	(11)	(0.52)	(4)	(0.48)	(11)
Distributions of capital gains to common stockholders	—		(0.05)	(11)	(0.02)		(0.05)	(11)
Return of Capital to common stockholders	—	(4)	—		—	(4)	(0.01)
Total distributions to common stockholders	(0.18)		(0.18)		(0.54)		(0.54)
Common stock transactions(2)	(0.01)		(0.01)		(0.07)		(0.03)
Offering costs from issuance of preferred stock	—		—		—		(0.03)
Reclassification of preferred stock issuance costs(6)	—		—		—		0.03
Net asset value per common share at end of period	$9.48		$10.81	(5)	$9.48	(5)	$10.81

Per common share market value at end of period	$6.96		$8.28		$6.96		$8.28
Total return based on market value(3)	2.16%		0.66%		7.53%		5.61%
Total return based on net asset value(3)	(2.14%)		4.27%		(2.31%)		17.92%
Shares of common stock outstanding at end of period	400,833,873		391,718,136		400,833,873		391,718,136
Weighted average shares of common stock outstanding	399,732,263		391,091,485		397,233,468		389,981,608

Ratios/Supplemental Data
Net assets at end of period	$3,799,294		$4,236,011		$3,799,294		$4,236,011
Portfolio turnover rate	1.19%		2.56%		4.47%		14.08%
Annualized ratio of operating expenses to average net assets applicable to common shares(8)	11.63%		9.02%		10.85%		9.01%
Annualized ratio of net investment income to average net assets applicable to common shares(8)	10.53%		8.31%		10.37%		8.40%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2022:

	Year Ended June 30,
	2022		2021		2020		2019	2018
Per Share Data
Net asset value per common share at beginning of year	$9.81		$8.18		$9.01		$9.35	$9.32
Net investment income(1)	0.88		0.75		0.72		0.85	0.79
Net realized and change in unrealized gains (losses)(1)	0.61		1.77		(0.76)		(0.46)	0.04
Net increase (decrease) from operations	1.49		2.51	(5)	(0.04)		0.39	0.83
Distributions of net investment income to preferred stockholders	(0.05)	(11)	—	(10)	—		—	—
Distributions of capital gains to preferred stockholders	(0.01)	(11)	—		—		—	—
Total distributions to preferred stockholders	(0.06)		—		—		—	—
Net increase (decrease) from operations applicable to common stockholders	1.43		2.51		(0.04)		0.39	0.83
Distributions of net investment income to common stockholders	(0.60)	(11)	(0.63)	(9)	(0.49)	(7)	(0.72)	(0.77)
Distributions of capital gains to common stockholders	(0.11)	(11)	—		—		—	—
Return of capital to common stockholders	(0.01)		(0.09)	(9)	(0.23)	(7)	—	—
Total distributions to common stockholders	(0.72)		(0.72)		(0.72)		(0.72)	(0.77)
Common stock transactions(2)	(0.05)		(0.11)		(0.07)		(0.01)	(0.03)	(4)
Offering costs from issuance of preferred stock	(0.03)		(0.04)		—		—	—
Reclassification of preferred stock issuance costs(6)	0.03		—		—		—	—
Net asset value per common share at end of year	$10.48	(5)	$9.81	(5)	$8.18		$9.01	$9.35

Per share market value at end of year	$6.99		$8.39		$5.11		$6.53	$6.71
Total return based on market value(3)	(8.59%)		85.53%		(11.35%)		8.23%	(7.42%)
Total return based on net asset value(3)	17.21%		35.52%		2.84%		7.17%	12.39%
Shares of common stock outstanding at end of year	393,164,437		388,419,573		373,538,499		367,131,025	364,409,938
Weighted average shares of common stock outstanding	390,571,648		382,705,106		368,094,299		365,984,541	361,456,075

Ratios/Supplemental Data
Net assets at end of year	$4,119,123		$3,945,517		$3,055,861		$3,306,275	$3,407,047
Portfolio turnover rate	15.92%		14.64%		16.46%		10.86%	30.70%
Ratio of operating expenses to average net assets applicable to common shares(8)	9.00%		9.98%		11.37%		11.65%	11.08%
Ratio of net investment income to average net assets applicable to common shares(8)	8.44%		8.24%		8.44%		9.32%	8.57%
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
(10)Amount is less than $0.01.
(11)The amounts reflected for the respective fiscal periods were updated based on tax information received subsequent to our Form 10-K filing for the year ended June 30, 2022 and our Form 10-Q filing for December 31, 2022. Certain reclassifications have been made in the presentation of prior period amounts. See Note 2 and Note 12 within the accompanying notes to the consolidated financial statements for further discussion.
Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ended June 30, 2023:

	Investment Income		Net Investment Income		Net Realized and Unrealized (Losses) Gains		Net Increase (Decrease) in Net Assets from Operations Applicable to Common Stockholders
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2020	$142,880	$0.38	$57,545	$0.15	$110,201	$0.30	$167,746	$0.45
December 31, 2020	172,292	0.45	81,561	0.21	224,406	0.60	305,921	0.80
March 31, 2021	159,456	0.41	73,402	0.19	173,006	0.45	246,008	0.64
June 30, 2021	157,339	0.41	73,229	0.19	170,457	0.44	242,421	0.62

September 30, 2021	$169,474	$0.44	$81,369	$0.21	$130,762	$0.34	$209,724	$0.54
December 31, 2021	175,376	0.45	85,557	0.22	168,056	0.43	246,411	0.63
March 31, 2022	181,431	0.46	87,005	0.22	77,291	0.20	157,157	0.40
June 30, 2022	184,623	0.47	89,969	0.23	(137,425)	(0.35)	(56,643)	(0.14)

September 30, 2022	$202,674	$0.51	$99,266	$0.25	$(191,705)	$(0.49)	$(105,199)	$(0.27)
December 31, 2022	212,916	0.54	106,704	0.27	(34,427)	(0.09)	55,623	0.14
March 31, 2023	215,120	0.54	102,180	0.26	(191,194)	(0.48)	(108,947)	(0.27)
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
On May 9, 2023, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in July as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
June 2023	6/21/2023	7/3/2023	$0.114583
July 2023	7/19/2023	8/1/2023	$0.114583
August 2023	8/16/2023	9/1/2023	$0.114583
On May 9, 2023, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 6.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in July as a result), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
June 2023	6/21/2023	7/3/2023	$0.135417
July 2023	7/19/2023	8/1/2023	$0.135417
August 2023	8/16/2023	9/1/2023	$0.135417
On May 9, 2023, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
May 2023 - July 2023	7/19/2023	8/1/2023	$0.334375
On May 9, 2023, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
May 2023	5/26/2023	6/21/2023	$0.0600
June 2023	6/28/2023	7/20/2023	$0.0600
July 2023	7/27/2023	8/22/2023	$0.0600
August 2023	8/29/2023	9/20/2023	$0.0600

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
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third-party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of March 31, 2023, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $2,884,591 and $3,480,094, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. We consolidate all wholly owned and substantially wholly owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
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

On March 13, 2023, we filed a notice of meeting and definitive proxy statement in connection with a special meeting of our stockholders that is scheduled to be held on June 9, 2023 for the purpose of asking our stockholders to vote on a proposal to authorize us, with approval of our Board of Directors, to sell shares of our common stock (during the next 12 months) at a price or prices below our then current net asset value per share in one or more offerings subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of our outstanding common stock immediately prior to such sale).
Third Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended March 31, 2023, we acquired $10,000 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $33,830, funded $942 of revolver advances, and recorded PIK interest of $46,926, resulting in gross investment originations of $91,698. During the three months ended March 31, 2023, we received full repayments totaling $29,164, received $31,806 in sales, received $1,223 of revolver paydowns, and received $51,804 in partial prepayments, scheduled principal amortization payments, and return of capital distributions, resulting in net repayments of $113,997.

Debt Issuances and Redemptions
On March 15, 2023, we repaid the remaining outstanding principal amount of $282,115 of the 2023 Notes, plus interest, at maturity.
During the three months ended March 31, 2023, we repaid $2,438 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended March 31, 2023 was $58.
During the three months ended March 31, 2023, we issued $7,857 aggregate principal amount of Prospect Capital InterNotes® with a weighted average stated interest rate of 5.68%, to extend our borrowing base. The newly issued notes mature between January 15, 2026 and March 15, 2033 and generated net proceeds of $7,742.
During the three months ended March 31, 2023, we increased total commitments to the Revolving Credit Facility by $76,000 to $1,777,500 in the aggregate.
Equity Issuances
On January 19, 2023, February 16, 2023, and March 22, 2023, we issued 458,461, 448,326, and 492,809 shares of our common stock in connection with the dividend reinvestment plan, respectively.
During the three months ended March 31, 2023, 65,968 shares of our Series A1 Preferred Stock, 23,000 shares of our Series A2 Preferred Stock, 460 shares of our Series A3 Preferred Stock, 74,400 shares of our Series M1 Preferred Stock, and 8,705 shares of our Series M3 Preferred Stock were converted to 581,799 shares of our common stock, in connection with Holder Optional Conversions and Optional Redemptions Following Death of a Holder.
During the three months ended March 31, 2023, we issued 4,871,732 shares of our Series A3 Preferred Stock for net proceeds of $109,614 and 668,104 shares of our Series M3 Preferred Stock for net proceeds of $16,202, each excluding offering costs and preferred stock dividend reinvestment.

In connection with our Preferred Stock Dividend Reinvestment Plan, we issued additional Series A1 Preferred Stock, Series A3 Preferred Stock, Series M1 Preferred Stock, and Series M3 Preferred Stock of 4,408, 5,970, and 6,448 shares throughout January, February and March 2023.

On March 13, 2023, we filed a notice of meeting and definitive proxy statement in connection with a special meeting of our stockholders that is scheduled to be held on June 9, 2023 for the purpose of asking our stockholders to vote on a proposal to authorize us, with approval of our Board of Directors, to sell shares of our common stock (during the next 12 months) at a price or prices below our then current net asset value per share in one or more offerings subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of our outstanding common stock immediately prior to such sale).

Investment Holdings
At March 31, 2023, we have $7,592,777, or 199.8%, of our net assets applicable to common shares invested in 127 long-term portfolio investments and CLOs.
Our annualized current yield was 13.4% and 11.1% as of March 31, 2023 and June 30, 2022, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 10.9% and 8.7% as of March 31, 2023 and June 30, 2022, respectively, across all investments. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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
As of March 31, 2023, we own controlling interests in the following portfolio companies: CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”); Kickapoo Ranch Pet Resort (“Kickapoo”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); R-V Industries, Inc. (“R-V”); Universal Turbine Parts, LLC (“UTP”); USES Corp. (“United States Environmental Services” or “USES”); and Valley Electric Company, Inc. (“Valley Electric”). In June 2019, CP Energy purchased a controlling interest of the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $31,603 in senior secured term loans (the “Spartan Term Loan A”) due to us as of March 31, 2023. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, we report our investments in Spartan as control investment. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loan A.
As of March 31, 2023, we also own affiliated interests in Nixon, Inc. (“Nixon”) and RGIS Services, LLC, (“RGIS”).
The following shows the composition of our investment portfolio by level of control as of March 31, 2023 and June 30, 2022:

	March 31, 2023				June 30, 2022
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$2,884,591	38.1%	$3,480,094	45.8%	$2,732,906	38.0%	$3,438,317	45.2%
Affiliate Investments	8,996	0.1%	7,944	0.1%	242,101	3.4%	393,264	5.2%
Non-Control/Non-Affiliate Investments	4,671,607	61.8%	4,104,739	54.1%	4,221,824	58.6%	3,770,929	49.6%
Total Investments	$7,565,194	100.0%	$7,592,777	100.0%	$7,196,831	100.0%	$7,602,510	100.0%

The following shows the composition of our investment portfolio by type of investment as of March 31, 2023 and June 30, 2022:

	March 31, 2023				June 30, 2022
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Revolving Line of Credit	$44,472	0.6%	$44,512	0.6%	$39,775	0.6%	$39,746	0.5%
First Lien Debt	4,209,603	55.6%	4,086,362	53.8%	3,839,553	53.3%	3,757,960	49.4%
Second Lien Revolving Line of Credit	5,137	0.1%	4,888	0.1%	—	—%	—	—%
Second Lien Debt	1,568,007	20.7%	1,327,318	17.5%	1,588,557	22.1%	1,471,336	19.4%
Unsecured Debt	12,999	0.2%	12,709	0.2%	7,200	0.1%	7,200	0.1%
Subordinated Structured Notes	967,032	12.8%	698,423	9.2%	997,703	13.9%	711,429	9.4%
Preferred Stock	357,121	4.7%	32,533	0.4%	345,602	4.8%	47,719	0.6%
Common Stock	194,557	2.6%	1,053,818	13.9%	197,215	2.7%	1,187,620	15.6%
Membership Interest	206,266	2.7%	275,775	3.6%	181,226	2.5%	316,970	4.2%
Participating Interest	—	—%	56,439	0.7%	—	—%	62,530	0.8%
Total Investments	$7,565,194	100.0%	$7,592,777	100.0%	$7,196,831	100.0%	$7,602,510	100.0%
(1)Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.
The following shows our investments in interest bearing securities by type of investment as of March 31, 2023 and June 30, 2022:

	March 31, 2023				June 30, 2022
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Debt and First Lien Revolving Line of Credit	$4,254,075	62.5%	$4,130,874	66.9%	$3,879,328	59.9%	$3,797,706	63.4%
Second Lien Debt and Second Lien Revolving Line of Credit	1,573,144	23.1%	1,332,206	21.6%	1,588,557	24.5%	1,471,336	24.6%
Unsecured	12,999	0.2%	12,709	0.2%	7,200	0.1%	7,200	0.1%
Subordinated Structured Notes	967,032	14.2%	698,423	11.3%	997,703	15.5%	711,429	11.9%
Total Interest Bearing Investments	$6,807,250	100.0%	$6,174,212	100.0%	$6,472,788	100.0%	$5,987,671	100.0%

The following shows the composition of our investment portfolio by industry as of March 31, 2023 and June 30, 2022:

	March 31, 2023				June 30, 2022
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$112,181	1.5%	$60,872	0.8%	$108,790	1.5%	$65,766	0.9%
Air Freight & Logistics	187,097	2.5%	187,786	2.5%	178,077	2.5%	178,414	2.3%
Automobile Components	134,518	1.8%	108,707	1.4%	104,499	1.5%	103,536	1.4%
Building Products	35,000	0.5%	33,849	0.4%	35,000	0.5%	34,697	0.5%
Capital Markets	42,500	0.6%	38,265	0.5%	42,500	0.6%	41,574	0.5%
Commercial Services & Supplies	480,238	6.2%	404,545	5.3%	424,795	5.9%	356,965	4.7%
Communications Equipment	59,834	0.8%	44,155	0.6%	59,780	0.8%	57,556	0.8%
Construction & Engineering	70,798	0.9%	141,564	1.9%	68,259	0.9%	145,983	1.9%
Consumer Finance	610,288	8.1%	751,580	9.9%	568,739	7.9%	765,168	10.1%
Distributors	282,417	3.7%	238,057	3.1%	278,530	3.9%	180,108	2.4%
Diversified Consumer Services	276,482	3.7%	199,710	2.6%	250,393	3.5%	365,669	4.8%
Diversified Financial Services	42,396	0.6%	42,106	0.6%	36,878	0.5%	36,878	0.5%
Diversified Telecommunication Services	163,070	2.2%	157,579	2.1%	165,966	2.3%	166,356	2.2%
Electrical Equipment	64,167	0.8%	64,167	0.8%	—	—%	—	—%
Energy Equipment & Services	321,619	4.2%	129,600	1.7%	300,496	4.2%	126,600	1.7%
Equity Real Estate Investment Trusts (REITs)	686,086	9.1%	1,372,493	18.1%	647,316	9.0%	1,399,857	18.3%
Food & Staples Retailing	27,238	0.4%	27,475	0.4%	9,262	0.1%	9,440	0.1%
Food Products	135,249	1.8%	125,940	1.7%	130,998	1.8%	127,436	1.7%
Health Care Equipment & Supplies	7,487	0.1%	6,810	0.1%	7,483	0.1%	6,966	0.1%
Health Care Providers & Services	652,011	8.6%	762,957	10.0%	660,976	9.2%	748,591	9.8%
Health Care Technology	129,160	1.7%	128,272	1.7%	89,675	1.2%	89,675	1.2%
Hotels, Restaurants & Leisure	22,396	0.3%	21,229	0.3%	23,359	0.3%	22,651	0.3%
Household Durables	121,468	1.6%	116,701	1.5%	123,175	1.7%	122,652	1.6%
Household Products	—	—%	—	—%	20,936	0.3%	20,936	0.3%
Insurance	—	—%	—	—%	21,966	0.3%	22,280	0.3%
Interactive Media & Services	211,754	2.8%	211,754	2.8%	233,204	3.2%	233,204	3.1%
Internet & Direct Marketing Retail	20,022	0.3%	13,880	0.2%	20,212	0.3%	17,454	0.2%
IT Services	359,614	4.8%	334,810	4.4%	305,311	4.2%	303,681	4.0%
Leisure Products	59,746	0.8%	59,089	0.8%	39,015	0.5%	38,757	0.5%
Machinery	103,563	1.4%	128,583	1.7%	108,780	1.5%	124,458	1.6%
Media	104,693	1.4%	150,932	2.0%	108,062	1.5%	161,140	2.1%
Online Lending	21,580	0.3%	21,580	0.3%	29,080	0.4%	29,080	0.4%
Paper & Forest Products	—	—%	—	—%	11,445	0.2%	4,952	0.1%
Personal Products	276,711	3.6%	73,492	1.0%	260,396	3.6%	59,179	0.8%
Pharmaceuticals	99,995	1.3%	100,005	1.3%	25,557	0.4%	25,962	0.3%
Professional Services	190,151	2.5%	176,161	2.3%	205,032	2.8%	203,256	2.7%
Software	52,336	0.7%	48,691	0.6%	52,295	0.7%	52,500	0.7%
Technology Hardware, Storage & Peripherals	—	—%	—	—%	12,447	0.2%	12,398	0.2%
Textiles, Apparel & Luxury Goods	168,505	2.2%	167,817	2.2%	178,428	2.5%	211,359	2.8%
Trading Companies & Distributors	65,192	0.9%	42,541	0.6%	65,216	0.9%	31,147	0.4%
Subtotal	6,397,562	84.7%	6,693,754	88.2%	6,012,328	83.4%	6,704,281	88.3%
Structured Finance(1)	1,167,632	15.3%	899,023	11.8%	1,184,503	16.6%	898,229	11.7%
Total Investments	$7,565,194	100.0%	$7,592,777	100.0%	$7,196,831	100.0%	$7,602,510	100.0%
(1) Our SSN investments do not have industry concentrations and as such have been separated in the tables above. As of March 31, 2023 and June 30, 2022, Structured Finance includes 200,600 and $186,800, respectively, of senior secured debt investments held through our investment in NPRC and its wholly-owned subsidiary.

Portfolio Investment Activity
Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans and second lien loans, though we also continue to close select equity investments. For information regarding investment activity for the nine months ended March 31, 2023 and March 31, 2022 are presented below:

	Nine months ended March 31,
	2023	2022
Investments in portfolio companies
Investments in new portfolio companies	$348,473	$997,817
Follow-on investments in existing portfolio companies (1)	248,933	777,022
Revolver advances	8,851	9,000
PIK interest (2)	97,952	61,030
Total investments in portfolio companies	$704,209	$1,844,869

Investments by portfolio composition
First Lien Debt	$610,230	$1,021,834
Second Lien Debt	82,390	796,351
Subordinated Structured Notes	—	9,518
Unsecured Debt	5,799	—
Equity	5,790	17,166
Total investments by portfolio composition	$704,209	$1,844,869

Investments repaid or sold
Partial repayments (3)	$186,731	$401,201
Full repayments	103,052	545,333
Investments sold	50,056	4,451
Revolver paydowns	1,352	1,636
Total investments repaid or sold	$341,191	$952,621

Investments repaid or sold by portfolio composition
First Lien Debt	$240,044	$592,601
1.5 Lien Debt	—	18,164
Second Lien Debt	61,777	300,292
Third Lien Debt	—	3,950
Subordinated Structured Notes	31,805	9,406
Equity	7,565	28,208
Total investments repaid or sold by portfolio composition	$341,191	$952,621

Weighted average interest rates for new investments by portfolio composition (4)
First Lien Debt	11.34%	8.30%
Second Lien Debt	13.02%	9.54%
    (1) Includes follow-on investments in existing portfolio companies and refinancings, if any.
(2) During the nine months ended March 31, 2023, approximately $96,654 of PIK interest capitalized was accrued as interest income and the remaining $1,298 was included due to the timing of interest payment dates and resulting capitalization occurring during the prior year. During the nine months ended March 31, 2022, approximately $56,824 of PIK interest capitalized was accrued as interest income and the remaining $4,206 was included due to the timing of interest payment dates and resulting capitalization occurring during the prior year.
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $7,592,777.
Our portfolio companies are generally lower middle-market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.

Control Company Investments
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the nine months ended March 31, 2023.
CP Energy Services, Inc.

Prospect owns 100% of the equity of CP Holdings, a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy, and the remaining equity is owned by CP Energy management. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries.

In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”) a portfolio company of Prospect with $31,603 in first lien term loans (the “Spartan Term Loans”) due to us as of March 31, 2023. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loans.

The fair value of our investment in CP Energy was $116,414 as of March 31, 2023, which is a discount of $159,063 from its amortized cost, compared to a fair value of $112,701 as of June 30, 2022, representing a discount of $142,303 to its amortized cost. The increase in discount to amortized cost resulted from increased debt in the capital structure, offset by improved performance and increased activity in the oil and gas industry.

Credit Central Loan Company, LLC

Prospect owns 100% of the equity of Credit Central Delaware, a consolidated holding company. Credit Central Delaware owns 99.82% of Credit Central, with entities owned by Credit Central management owning the remaining 0.18% of the equity. Credit Central is a branch-based provider of installment loans.

The fair value of our investment in Credit Central decreased to $76,025 as of March 31, 2023, which represents a discount of $29,305 from its amortized cost, compared to a fair value of $76,935 as of June 30, 2022, representing a discount of $16,298 to its amortized cost basis. The increase in discount to amortized cost resulted from a decline in financial performance and increased cost basis from the issuance of Preferred Class P Shares in the current period.

First Tower Finance Company LLC

Prospect owns 100% of the equity of First Tower Delaware, a consolidated holding company. First Tower Delaware owns 78.06% of First Tower Finance. First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.

The fair value of our investment in First Tower was $608,432 as of March 31, 2023, representing a premium of $193,201 to its amortized cost basis compared to a fair value of $607,283 as of June 30, 2022, a premium of $219,912 to its amortized cost. The decrease in premium to amortized cost resulted from a decline in financial performance and increased debt in the capital structure.

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

The fair value of our investment in InterDent increased to $451,752 as of March 31, 2023, a premium of $117,895 to its amortized cost basis compared to a fair value of $406,194 as of June 30, 2022, a premium of $87,628 to its amortized cost. The increase in premium to amortized cost was driven by an increase in financial performance.

National Property REIT Corp.

NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties, self-storage, and student housing properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly owned subsidiaries, NPRC invests in online consumer loans and RSSNs. As of March 31, 2023, we own 100% of the fully-diluted common equity of NPRC.
During the nine months ended March 31, 2023, we received partial repayments of $86,852 of our loans previously outstanding with NPRC and its wholly owned subsidiaries and $4,000 as a return of capital on our equity investment in NPRC. During the nine months ended March 31, 2023, we provided $132,071 of debt financing and $3,600 of equity financing to NPRC to invest in real estate property, to provide working capital, and to fund purchases of rated secured structured notes.

The online consumer loan investments held by certain of NPRC’s wholly owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 60 months to 84 months. As of March 31, 2023, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 106 individual loans, residual interest in two securitizations, and one high yield corporate bond, and had an aggregate fair value of $21,181. The average outstanding individual loan balance is approximately $3 and the loans mature on dates ranging from April 1, 2023 to April 11, 2025 with a weighted-average outstanding term of 12 months as of March 31, 2023. Fixed interest rates range from 9.0% to 36.0% with a weighted-average current interest rate of 17.0%. As of March 31, 2023, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $21,580.
As of March 31, 2023, based on outstanding principal balance, 43.3% of the online consumer loan portfolio held by certain of NPRC’s wholly-owned subsidiaries was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 44.2% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 12.5% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range			Weighted Average Interest Rate*
Super Prime	$135	$132	9.0%	-	20.5%	12.3%
Prime	138	$133	13.5%	-	25.0%	19.1%
Near Prime	39	$32	23.3%	-	36.0%	26.1%
*Weighted by outstanding principal balance of the online consumer loans.
The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of March 31, 2023, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 94 investments with a fair value of $425,903 and face value of $448,235. The average outstanding note is approximately $4,768 with an expected maturity date ranging from April 2026 to October 2033 and weighted-average expected maturity of 6 years as of March 31, 2023. Coupons range from three-month LIBOR (“3ML”) plus 5.20% to 9.23% with a weighted-average coupon of 3ML + 6.93%. As of March 31, 2023, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $200,600.
As of March 31, 2023, based on outstanding notional balance, 12.6% of the portfolio was invested in Single - B rated tranches and 87.4% of the portfolio in BB rated tranches.
As of March 31, 2023, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $908,266 and a fair value of $1,594,673, including our investment in online consumer lending and rated secured structured notes as discussed above. The fair value of $1,372,493 related to NPRC’s real estate portfolio was comprised of forty-eight multi-family properties, eight student housing properties, four senior living properties, and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of March 31, 2023:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	13,492
3	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
4	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
5	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	14,877
6	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,040
7	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	28,691
8	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	16,328
9	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	16,558
10	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	23,656
11	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	18,426
12	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,229
13	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	25,028
14	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	42,032
15	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,239
16	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,545
17	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,841
18	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	31,302
19	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	49,852
20	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
21	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	14,679
22	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
23	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	90,290
24	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	15,704
25	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	54,411
26	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,852
27	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,608
28	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
29	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	58,393
30	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,374
31	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
32	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
33	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
34	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
35	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
36	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,793
37	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,545
38	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
39	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	38,843
40	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
41	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
42	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
43	NPRC Grayson LLC	Grayson, GA	12/14/2020	47,860	40,500
44	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
45	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
46	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000
47	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
48	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,975
49	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,955
50	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,203
51	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,601
52	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	102,301
53	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	73,000
54	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
55	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	34,242
56	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	28,650
57	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	22,768

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
58	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
59	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
60	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
61	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
62	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
63	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,566
				$2,672,726	$2,237,608
The fair value of our investment in NPRC increased to $1,594,673 as of March 31, 2023, a premium of $686,407 from its amortized cost basis compared to a fair value of $1,615,737 as of June 30, 2022, representing a premium of $752,541. The decrease in premium is primarily driven by a decrease in like-for-like property values due to a rise in discount rates and terminal capitalization rates, partially offset by an increase in market interest rates and growth in net operating income in our real estate portfolio.

Universal Turbine Parts, LLC

On December 10, 2018, UTP Holdings purchased all of the voting stock of UTP and appointed a new Board of Directors to UTP Holdings, consisting of three employees of the Investment Advisor. At the time UTP Holdings acquired UTP, UTP Holdings (f/ k/a Harbortouch Holdings of Delaware) was a wholly-owned holding company controlled by Prospect and therefore Prospect’s investment in UTP is classified as a control investment as of June 30, 2019.

The fair value of our investment in UTP increased to $42,541 as of March 31, 2023, a discount of $22,651 from its amortized cost basis, compared to a fair value of $31,147 as of June 30, 2022, representing a discount of $34,069 to it amortized cost. The decrease in discount to amortized cost was driven by an increase in financial performance.

USES Corp.

Prospect owns 99.96% of the equity of USES Corp. as of March 31, 2023 and June 30, 2022. USES provides industrial, environmental, and maritime services in the Gulf States region.

The fair value of our investment in USES decreased to $16,267 as of March 31, 2023, a discount of $58,482 from its amortized cost basis, compared to a fair value of $22,395 as of June 30, 2022, representing a discount of $45,823 to it amortized cost. The increase in discount to amortized cost resulted from a decline in financial performance.

Our controlled investments, including those discussed above, are valued at $595,503 above their amortized cost as of March 31, 2023.

Affiliate and Non-Control Company Investments

We hold two affiliate investments at March 31, 2023 (Nixon, Inc. and RGIS Services, LLC, (“RGIS”)) with a total fair value of $7,944, a discount of $1,052 from their combined amortized cost. We held four affiliate investments at June 30, 2022 (Nixon, Inc., RGIS, Targus Cayman HoldCo Limited (“Targus”), and PGX Holdings, Inc. (“PGX”)) with a total fair value of $393,264, representing a $151,163 premium to its amortized cost. The decrease in premium is primarily driven by our equity sale of Targus and the restructuring of PGX, which drove a transfer of PGX’s investment classification from affiliate to non-control/non-affiliate as of March 31, 2023.

With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. As of March 31, 2023, our non-control/non-affiliate portfolio is valued at a discount to amortized cost primarily due to our CLO investment portfolio, which is valued at a $268,609 discount to amortized cost. Additionally, as of March 31, 2023, five of our non-control/ non-affiliate investments, United Sporting Companies, Inc. (“USC”), PGX, Engine Group, Inc. (“Engine”), Curo Group Holdings Corp. (“Curo”), and K&N (“K&N Parent, Inc.), are valued at discounts to amortized cost of $82,161, $65,969,$28,425, $27,626, and $24,509, respectively. Of these five investments, PGX experienced a significant change in value during the current period. Leading into March 2023, PGX was undergoing a litigation process commenced by the Consumer Financial Protection Bureau regarding the legality of PGX’s billing practices when using telemarketing to acquire new business. Due to recent rulings issued by the courts in these legal proceedings, PGX determined it needed to move away from a telemarketing model to an online model to attract new customers. As a result of this material change to PGX’s business model (which will take time to develop) and other impacts from the court rulings, our investment in PGX decreased.

Our largest non-control/non-affiliate investment is Town & Country Holdings, Inc. (“Town & Country”), which is valued at $38,370 above its amortized cost and represents approximately 5.9% of our Net Asset Value as of March 31, 2023. Town & Country is a supplier of home textiles and accessories to retailers throughout North America.

Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of March 31, 2023 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in March 2019; Public Notes which we issued in March 2013, October 2018, January 2021, May 2021 and September 2021; and Prospect Capital InterNotes® which we issue from time to time. As of March 31, 2023, our equity capital is comprised of common and preferred equity.
The following table shows our outstanding debt as of March 31, 2023:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$888,405	$14,842	$888,405	$888,405	1M SOFR +	2.05%

2025 Notes		156,168	1,802	154,366	153,833	6.63%
Convertible Notes		156,168		154,366	153,833

6.375%	2024 Notes	81,240	161	81,079	81,065	6.57%
2026 Notes		400,000	5,720	394,280	354,504	3.98%
3.364%	2026 Notes	300,000	5,059	294,941	252,930	3.60%
3.437%	2028 Notes	300,000	7,325	292,675	230,055	3.64%
Public Notes		1,081,240		1,062,975	918,554

Prospect Capital InterNotes®		355,464	6,817	348,647	314,017	5.76%
Total		$2,481,277		$2,454,393	$2,274,809
The following table shows our outstanding debt as of June 30, 2022:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$839,464	$10,801	$839,464	$839,464	1ML +	2.05%

2022 Notes		60,501	18	60,483	60,753	5.63%
2025 Notes		156,168	2,459	153,709	158,094	6.63%
Convertible Notes		216,669		214,192	218,847

2023 Notes		284,219	600	283,619	286,101	6.07%
6.375%	2024 Notes	81,240	299	80,941	82,084	6.57%
2026 Notes		400,000	7,134	392,866	355,316	3.98%
3.364%	2026 Notes	300,000	6,026	293,974	254,931	3.60%
3.437%	2028 Notes	300,000	8,222	291,778	229,866	3.64%
Public Notes		1,365,459		1,343,178	1,208,298
		0
Prospect Capital InterNotes®		347,564	7,122	340,442	285,822	5.71%
Total		$2,769,156		$2,737,276	$2,552,431

The following table shows the contractual maturities by fiscal year of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of March 31, 2023:

	Payments Due by Fiscal Year ending June 30,
	Total	Remainder of 2023	2024	2025	2026	2027	After 5 Years
Revolving Credit Facility	$888,405	$—	$—	$—	$—	$—	$888,405
Convertible Notes	156,168	—	—	156,168	—	—	—
Public Notes	1,081,240	—	81,240	—	400,000	300,000	300,000
Prospect Capital InterNotes®	355,464	—	662	1,499	36,657	74,632	242,014
Total Contractual Obligations	$2,481,277	$—	$81,902	$157,667	$436,657	$374,632	$1,430,419
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
Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective September 15, 2022, we completed an extension and upsizing of the revolving credit facility (the “2022 Facility” or the “Revolving Credit Facility”). The lenders have extended commitments of $1,777,500 as of March 31, 2023. The 2022 Facility includes an accordion feature which allows commitments to be increased up to $2,000,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extends the maturity date to September 15, 2027 and the revolving period through September 15, 2026, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.
As of March 31, 2023 and June 30, 2022, we had $609,101 and $660,536, respectively, available to us for borrowing under the Revolving Credit Facility, net of $888,405 and $839,464 outstanding borrowings as of the respective balance sheet dates. Refer to Note 4. Revolving Credit Facility within our consolidated financial statements for additional details.
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
As of June 30, 2022, the outstanding principal amount of the 2022 Notes was $60,501. Following maturity during the nine months ended March 31, 2023, none of the 2022 Notes remain outstanding.
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

As of March 31, 2023 and June 30, 2022, the outstanding principal amount of the 2025 Notes were $156,168 and $156,168, respectively. Refer to Note 5. Convertible Notes within our consolidated financial statements for additional details.

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
Following the maturity of the 2023 Notes during the nine months ended March 31, 2023, none of the 2023 Notes remained outstanding.
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
As of March 31, 2023 and June 30, 2022, the outstanding aggregate principal amount of the 6.375% 2024 Notes was $81,240 and $81,240, respectively.
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
As of March 31, 2023 and June 30, 2022, the outstanding aggregate principal amount of the 2026 Notes was $400,000 and $400,000, respectively.

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
As of March 31, 2023 and June 30, 2022, the outstanding aggregate principal amount of the 3.364% 2026 Notes was $300,000 and $300,000, respectively.
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
As of March 31, 2023 and June 30, 2022, the outstanding aggregate principal amount of the 3.437% 2028 Notes was $300,000 and $300,000, respectively.
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
We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of March 31, 2023 and June 30, 2022, the aggregate principal amount of Prospect Capital InterNotes® outstanding were $355,464 and $347,564, respectively. Refer to Note 7. Prospect Capital InterNotes® within our consolidated financial statements for additional details.
Net Asset Value Applicable to Common Stockholders
During the nine months ended March 31, 2023, our net asset value applicable to common shares decreased by $319,829 or $1.00 per common share. The decrease was primarily attributable to a decrease in net realized and net change in unrealized losses of $417,326, or $1.05 per basic weighted average common share. During the nine months ended March 31, 2023, net investment income of $308,150, or $0.78 per basic weighted average common share exceeded distributions to common and preferred stockholders of $264,098, or $0.66 per basic weighted average common share, resulting in a net increase of $0.12 per basic weighted average common share. The increase was partially offset by $0.06 of dilution per common share related to common stock issuances through our dividend reinvestment program for the nine months ended March 31, 2023. The following table shows the calculation of net asset value per common share as of March 31, 2023 and June 30, 2022:

	March 31, 2023	June 30, 2022
Net assets available to common stockholders	$3,799,294	$4,119,123
Shares of common stock issued and outstanding	400,833,873	393,164,437
Net asset value per common share	$9.48	$10.48

Results of Operations
Operating results for the three and nine months ended March 31, 2023 and March 31, 2022 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Investment income	$215,120	$181,431	$630,710	$526,281
Operating expenses	112,940	94,426	322,560	272,350
Net investment income	102,180	87,005	308,150	253,931
Net realized (losses) from investments	(32,213)	(2,254)	(39,092)	(12,082)
Net change in unrealized (losses) gains from investments	(158,923)	80,486	(378,096)	398,340
Net realized (losses) on extinguishment of debt	(58)	(941)	(138)	(10,149)
Net (decrease) increase in net assets resulting from operations	(89,014)	164,296	(109,176)	630,040
Preferred stock dividend	19,933	7,139	49,347	16,748
Net (Decrease) Increase in Net Assets Resulting from Operations applicable to Common Stockholders	$(108,947)	$157,157	$(158,523)	$613,292

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

The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Interest income	$198,136	$142,489	$563,330	$430,933
Dividend income	1,928	5,306	7,046	12,277
Other income	15,056	33,636	60,334	83,071
Total investment income	$215,120	$181,431	$630,710	$526,281

Average debt principal of performing interest bearing investments(1)	$7,205,384	$6,371,203	$7,114,627	$6,052,339
Weighted average interest rate earned on performing interest bearing investments(1)	11.00%	8.95%	10.40%	9.35%
Average debt principal of all interest bearing investments(2)	$7,520,238	$6,658,993	$7,432,964	$6,335,575
Weighted average interest rate earned on all interest bearing investments(2)	10.54%	8.56%	9.96%	8.94%
(1) Excludes equity investments and non-accrual loans.
(2) Excludes equity investments.
The average interest earned on interest bearing performing assets increased to 11.00% for the three months ended March 31, 2023 from 8.95% for the three months ended March 31, 2022. The average interest earned on all interest bearing assets increased to 10.54% for the three months ended March 31, 2023 from 8.56% for the three months ended March 31, 2022. The weighted average interest rate earned on our portfolio increased by 2.05%, primarily due to an increase in the weighted average interest rate earned on our portfolio primarily due to LIBOR/SOFR rates rising above our floors amongst our interest-bearing investments, for which interest income increased to $172,759 from $123,976, for the three months ended March 31, 2023 and 2022, respectively. The weighted average interest rate also increased for our structured credit investments which was due to an increase in income to $24,039 from $17,612, for the three months ended March 31, 2023 and 2022, respectively which was caused by a decrease in the reinvestment price.

The average interest earned on interest bearing performing assets increased to 10.40% for the nine months ended March 31, 2023 from 9.35% for the nine months ended March 31, 2022. The average interest earned on all interest bearing assets increased to 9.96% for the nine months ended March 31, 2023 from 8.94% for the nine months ended March 31, 2022. The weighted average interest rate earned on our portfolio increased by 1.05%, primarily due to a increase in the weighted average interest rate earned on our portfolio primarily due to LIBOR/SOFR rates rising above our floors amongst our interest-bearing investments, for which interest income increased to $485,563 from $355,077, for the nine months ended March 31, 2023 and 2022, respectively. This was partially offset by a decline in early repayments, which caused an increase in accelerated income and prepayment premium income in the prior year, resulting in a decline in interest income to $4,785 from $17,154, for the nine months ended March 31, 2023 and 2022, respectively. The weighted average interest rate also increased for our structured credit investments which was due to an increase in income to $72,982 from $58,702, for the nine months ended March 31, 2023 and 2022, respectively which was caused by a decrease in the reinvestment price.

Investment income is also generated from dividends and other income which is less predictable than interest income. The following table describes dividend income earned for the three and nine months ended March 31, 2023 and March 31, 2022, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Dividend income
NMMB, Inc.	$800	$3,988	$2,510	$7,034
Valley Electric Company, Inc.	—	809	547	2,509
RGIS Services, LLC	—	—	1,374	—
Nationwide Loan Company LLC	—	400	—	2,150
R-V Industries, Inc.	—	—	—	441
Other, net	1,128	109	2,615	143
Total dividend income	$1,928	$5,306	$7,046	$12,277

Other income is comprised of structuring fees, amendment fees, royalty interests, settlement of net profits interests, settlement of residual profits interests, administrative agent fees and other miscellaneous and sundry cash receipts. The following table describes other income earned for the three and nine months ended March 31, 2023 and March 31, 2022, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Structuring and amendment fees
NH Kronos Buyer, Inc.	$—	$—	$2,063	$—
Faraday Buyer, LLC	—	—	2,012	$—
WatchGuard Technologies, Inc.	—	—	2,275	—
Burgess Point Purchaser Corporation	—	—	1,200	—
USG Intermediate, LLC	—	687	600	687
PGX Holdings, Inc.	—	—	—	3,779
Magnate Worldwide, LLC	—	666	—	3,516
PeopleConnect Intermediate, LLC	—	—	—	2,495
Broder	—	—	—	2,239
DRI Holding Inc.	—	—	—	2,238
BCPE Osprey Buyer, Inc.	—	—	—	1,812
Belnick, LLC	—	1,750	—	1,750
BCPE North Star US Holdco 2, Inc.	—	—	—	1,463
National Property REIT Corp.	—	1,593	—	2,815
Global Tel*Link	—	1,500	—	1,500
SEOTownCenter, Inc.	—	1,040	—	1,040
First Tower Finance Company LLC	—	664	—	7,898
Victor Technology, LLC	—	—	—	600
Medical Solutions Holdings, Inc.	—	—	—	530
Other, net	145	2,249	1,725	4,601
Total structuring and amendment fees	$145	$10,149	$9,875	$38,963
Royalty and residual profit interests
National Property REIT Corp.	$14,540	$23,112	$49,474	$43,052
Other, net	200	173	553	527
Total royalty and net revenue interests	$14,740	$23,285	$50,027	$43,579
Administrative agent fees
Other, net	$171	$202	$432	$529
Total administrative agent fees	$171	$202	$432	$529
Total other income	$15,056	$33,636	$60,334	$83,071
Other income for the three months ended March 31, 2023 decreased by $18,580 compared to the three months ended March 31, 2022 primarily due to a $10,004 decrease in structuring and amendment fees from less origination activity and transaction related services that would qualify as structuring and amendment fee income. The remaining decrease in other income during the three months ended March 31, 2023 is driven by a $8,572 decline in residual profit interest from NPRC as a result of fluctuations in real estate activity.
Other income for the nine months ended March 31, 2023 decreased by $22,737 compared to the nine months ended March 31, 2022 primarily due to a $29,088 decrease in structuring and amendment fees from less origination activity and transaction related services that would qualify as structuring and amendment fee income. This decrease is partially offset by a $6,422 increase in residual profit interests from NPRC as a result of increased real estate activity during the nine months ended March 31, 2023 compared to the prior year period.
Income recognized from dividend income, prepayment premium from early repayments, structuring fees and amendment fees related to specific loan positions is considered to be non-recurring income. For the three months ended March 31, 2023 and March 31, 2022, we recognized $2,073 and $15,524 of non-recurring income, respectively. The $13,451 decrease in non-recurring income during three months ended March 31, 2023 is primarily due to the $10,004 decrease in structuring and amendment fees discussed above. The remaining decline in the three months ended March 31, 2023 non-recurring income compared to the prior period is due to decreases of $3,378 in dividend income and $69 in prepayment premium income.

Income recognized from dividend income, prepayment premium from early repayments, structuring fees and amendment fees related to specific loan positions is considered to be non-recurring income. For the nine months ended March 31, 2023 and March 31, 2022, we recognized $17,491 and $56,823 of non-recurring income, respectively. The $39,332 decrease in non-recurring income during nine months ended March 31, 2023 is primarily due to the $29,088 decrease in structuring and amendment fees due to decreases in origination activity and transaction related services that would qualify as structuring and amendment fee income. The remaining decline in the nine months ended March 31, 2023 non-recurring income compared to the prior period is due decreases of $5,231 in dividend income and a decrease of $5,013 in prepayment premium income.

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
The following table describes the various components of our operating expenses:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Base management fee	$38,980	$36,426	$116,176	$102,472
Income incentive fee	20,561	19,967	64,692	59,296
Interest and credit facility expenses	37,517	29,235	109,170	86,952
Allocation of overhead from Prospect Administration	9,773	4,126	16,490	10,891
Audit, compliance and tax related fees	1,495	994	4,032	1,940
Directors’ fees	131	131	393	360
Other general and administrative expenses	4,483	3,547	11,607	10,439
Total operating expenses	$112,940	$94,426	$322,560	$272,350
Total gross and net base management fee was $38,980 and $36,426 for the three months ended March 31, 2023 and March 31, 2022, respectively. The increase in total gross base management fee is directly related to an increase in average total assets.
Total gross base management fee was $116,176 and $102,472 for the nine months ended March 31, 2023 and March 31, 2022, respectively. The increase in total gross base management fee is directly related to a increase in average total assets.
For the three months ended March 31, 2023 and March 31, 2022, we incurred $20,561 and $19,967 of income incentive fees, respectively. This increase was driven by a corresponding increase in pre-incentive fee net investment income (net of preferred stock dividends) to $102,808 for the three months ended March 31, 2023 from $99,833 for the three months ended March 31, 2022. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
For the nine months ended March 31, 2023 and March 31, 2022, we incurred $64,692 and $59,296 of income incentive fees, respectively. This increase was driven by a corresponding increase in pre-incentive fee net investment income (net of preferred stock dividends) to $323,495 for the nine months ended March 31, 2023 from $296,479 for the nine months ended March 31, 2022. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended March 31, 2023 and March 31, 2022, we incurred $37,517 and $29,235 respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). During the nine months ended March 31, 2023 and March 31, 2022, we incurred $109,170 and $86,952, respectively, of interest expenses related to our Notes. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Interest on borrowings	$33,489	$25,131	$98,555	$74,668
Amortization of deferred financing costs	1,773	2,137	5,255	6,242
Accretion of discount on unsecured debt	765	744	2,304	2,063
Facility commitment fees	1,490	1,223	3,056	3,979
Total interest and credit facility expenses	$37,517	$29,235	$109,170	$86,952

Average principal debt outstanding	$2,658,938	$2,657,523	$2,782,599	$2,469,905
Annualized weighted average stated interest rate on borrowings(1)	5.04%	3.78%	4.72%	4.03%
Annualized weighted average interest rate on borrowings(2)	5.64%	4.40%	5.23%	4.69%
(1)Includes only the stated interest expense.
(2)Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.
Interest expense was $33,489 and $25,131 for the three months ended March 31, 2023 and March 31, 2022, respectively. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) was 5.04% and 3.78% for the three months ended March 31, 2023, and March 31, 2022, respectively. The weighted average interest rate on borrowings was 5.64% and 4.40% for the three months ended March 31, 2023 and March 31, 2022, respectively. Both increases are primarily due to an increase of interest expense from increased LIBOR/SOFR rates for our Revolving Credit Facility partially before offset by a decrease of interest expense from repurchases of our Convertible Notes and 2023 Notes.
Interest expense was $98,555 and $74,668 for the nine months ended March 31, 2023 and March 31, 2022, respectively. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) was 4.72% and 4.03% for the nine months ended March 31, 2023 and March 31, 2022, respectively. The weighted average interest rate on borrowings was 5.23% and 4.69% for the nine months ended March 31, 2023 and March 31, 2022, respectively. Both increases are primarily due to an increase of interest expense from increased LIBOR/SOFR rates for our Revolving Credit Facility partially before offset by a decrease of interest expense from redemptions of our Prospect Capital InterNotes® and issuances of these notes at lower rates, as well as repurchases of our Convertible Notes, June 2029 Baby Bond, and 2023 Notes.
The allocation of net overhead expense from Prospect Administration was $9,773 and $4,126 for the three months ended March 31, 2023 and March 31, 2022, respectively. Prospect Administration received estimated payments of $918 and $807 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal, tax, and other administrative services during the three months ended March 31, 2023 and March 31, 2022, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount. The $5,647 increase in the allocated net overhead expense for the three months ended March 31, 2023 compared to the prior year period is primarily due to increased managerial assistance and administrative allocations.
The allocation of net overhead expense from Prospect Administration was $16,490 and $10,891 for the nine months ended March 31, 2023 and March 31, 2022, respectively. Prospect Administration received estimated payments of $1,808 and $4,869 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal, tax, and other administrative services during the nine months ended March 31, 2023 and March 31, 2022, respectively. In addition, we were given a credit in the amount of $1,212 for legal expenses incurred on behalf of our portfolio companies that were remitted to Prospect Administration during the nine months ended March 31, 2023. The $5,599 increase in the allocated net overhead expense for the nine months ended March 31, 2023 compared to the prior year period is primarily due to increased managerial assistance and administrative allocations.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $6,109 and $4,672 for the three months ended March 31, 2023 and March 31, 2022, respectively. The increase was primarily attributable to an increase in audit, compliance and tax related fees as well as other general and administrative expenses.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $16,032 and $12,739 for the nine months ended March 31, 2023 and March 31, 2022, respectively. The increase was primarily attributable to an increase in audit, compliance and tax related fees as well as other general and administrative expenses.
Net Realized Gains (Losses)
The following table details net realized gains (losses) from investments for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
Portfolio Company	2023	2022
NMMB Inc.	$(799)	$5,294
Strategic Materials Holding Corp.	(82)	—
Halcyon Loan Advisors Funding 2013-1 Ltd.	(19,979)	—
Halcyon Loan Advisors Funding 2014-1 Ltd.	(11,425)	—
Sudbury Mill CLO, Ltd.	—	516
Brookside Mill CLO	—	(7,683)
Dunn Paper, Inc.	—	(385)
Other, net	72	4
Net realized (losses) gains	$(32,213)	$(2,254)
The following table details net realized gains (losses) from investments for the nine months ended March 31, 2023 and March 31, 2022:

	Nine Months Ended March 31,
Portfolio Company	2023	2022
Venio LLC	$(14,472)	$—
Dunn Paper, Inc.	(8,791)	(385)
NMMB Inc.	(2,510)	5,294
Strategic Materials Holding Corp.	(82)
Targus Group International, Inc.	16,143	—
Halcyon Loan Advisors Funding 2013-1 Ltd.	(19,979)
Halcyon Loan Advisors Funding 2014-1 Ltd.	(11,425)
Sudbury Mill CLO, Ltd.	1,065	(8,890)
Voya CLO 2012-2, Ltd.	433	—
Voya CLO 2012-3, Ltd.	440	—
Brookside Mill CLO	—	(7,683)
Other, net	86	(418)
Net realized (losses)	$(39,092)	$(12,082)
Net Realized Loss from Extinguishment of Debt
During the three months ended March 31, 2023 and March 31, 2022, we recorded a net realized loss from the extinguishment of debt of $58 and $941, respectively. During the nine months ended March 31, 2023 and March 31, 2022, we recorded a net realized loss from the extinguishment of debt of $138 and $10,149, respectively. Refer to Capitalization for additional discussion.

Change in Unrealized Gains (Losses)
The following table details net change in unrealized (losses) gains for our portfolio for the nine months ended March 31, 2023 and March 31, 2022, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Control investments	$(41,162)	$96,162	$(109,909)	$352,558
Affiliate investments	—	(11,610)	(89,034)	26,016
Non-control/non-affiliate investments	(117,761)	(4,066)	(179,153)	19,766
Net change in unrealized gains (losses)	$(158,923)	$80,486	$(378,096)	$398,340
The following table reflects net change in unrealized gains (losses) on investments for the three months ended March 31, 2023:

Net Change in Unrealized Gains (Losses)
Subordinated Structured Notes	$28,946
InterDent, Inc.	20,534
R-V Industries, Inc.	6,520
USES Corp.	(10,380)
CP Energy Services Inc.	(14,455)
National Property REIT Corp.	(17,563)
Other, net	(20,276)
First Tower Finance Company LLC	(28,034)
PGX Holdings, Inc.	(124,215)
Net change in unrealized losses	$(158,923)
The following table reflects net change in unrealized gains (losses) on investments for the three months ended March 31, 2022:

Net Change in Unrealized Gains (Losses)
National Property REIT Corp.	$149,967
CP Energy Services Inc.	31,164
Subordinated Structured Notes	18,874
Other, net	4,367
Curo Group Holdings Corp.	(6,254)
Credit Central Loan Company, LLC	(6,531)
K&N Parent, Inc.	(8,110)
Pacific World Corporation	(9,258)
NMMB, Inc.	(10,540)
PGX Holdings, Inc.	(12,636)
Echelon Transportation, LLC	(17,588)
InterDent, Inc.	(52,969)
Net change in unrealized gains	$80,486
The following table reflects net change in unrealized gains (losses) on investments for the nine months ended March 31, 2023:

Net Change in Unrealized Gains (Losses)
Town & Country Holdings, Inc.	$38,370
InterDent, Inc.	30,267
Subordinated Structured Notes	17,665
United Sporting Companies, Inc.	15,462
Universal Turbine Parts, LLC	11,418
R-V Industries, Inc.	9,726
The RK Logistics Group, Inc.	8,072
Dunn Paper, Inc.	6,493
Valley Electric Company, Inc.	(6,959)
Redstone Holdco 2 LP	(7,232)
Echelon Transportation, LLC	(8,285)
Research Now Group, Inc. & Survey Sampling International LLC	(10,279)
Rising Tide Holdings, Inc.	(10,548)
Precisely Software Incorporated (f/k/a Vision Solutions, Inc.)	(10,610)
Curo Group Holdings Corp.	(11,147)
USES Corp.	(12,659)
Credit Central Loan Company, LLC	(13,007)
Securus Technologies Holdings, Inc.	(13,455)
CP Energy Services Inc.	(16,760)
K&N HoldCo, LLC	(23,149)
First Tower Finance Company LLC	(26,711)
Targus Cayman HoldCo Limited	(33,202)
Other, net	(64,523)
National Property REIT Corp.	(66,134)
PGX Holdings, Inc.	(180,909)
Net change in unrealized losses	$(378,096)
The following table reflects net change in unrealized gains (losses) on investments for the nine months ended March 31, 2022:

Net Change in Unrealized Gains (Losses)
National Property REIT Corp.	$348,536
Subordinated Structured Notes	46,619
CP Energy Services Inc.	32,471
First Tower Finance Company LLC	29,024
NMMB, Inc.	21,363
PGX Holdings, Inc.	14,189
Targus Cayman HoldCo Limited	10,331
MITY, Inc.	6,432
R-V Industries, Inc.	4,062
Other, net	(5,257)
USES Corp.	(7,899)
K&N Parent, Inc.	(8,189)
Curo Group Holdings Corp.	(8,565)
Pacific World Corporation	(24,173)
Echelon Transportation, LLC	(26,927)
InterDent, Inc.	(33,677)
Net change in unrealized gains	$398,340

Financial Condition, Liquidity and Capital Resources
For the nine months ended March 31, 2023 and March 31, 2022, our operating activities used $101,244 and $589,727 of cash, respectively. The $488,483 decrease is primarily driven by a $1,169,850 decrease in originations offset by a $638,440 decrease in repayments for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. There were no investing activities for the nine months ended March 31, 2023 and March 31, 2022. Financing activities provided $130,972 and $562,519 of cash during the nine months ended March 31, 2023 and March 31, 2022, respectively, which included dividend payments of $222,123 and $199,697, respectively. The $431,547 decrease in cash provided by our financing activities is primarily driven by a $636,051 decrease in net debt issuances, offset by a $228,046 increase in issuance of preferred stock, for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022.

Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to our stockholders.

Our primary sources of funds have historically been issuances of debt and equity. We have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the nine months ended March 31, 2023, we borrowed 1,224,900 and we made repayments totaling 1,175,959 under the Revolving Credit Facility. As of March 31, 2023, our outstanding balance on the Revolving Credit Facility was $888,405. As of March 31, 2023, we had, net of unamortized discount and debt issuance costs, $154,366 outstanding on the Convertible Notes, $1,062,975 outstanding on the Public Notes and $348,647 outstanding on the Prospect Capital InterNotes® (See “Capitalization” above).
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of March 31, 2023 and June 30, 2022, we had $54,133 and $43,934, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of March 31, 2023 and June 30, 2022, as they were all floating rate instruments that repriced frequently.
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
Preferred Stock
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”), as amended on June 9, 2022, October 7, 2022, and February 10 2023, pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and dealer manager for the Company’s offering of up to 72,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock will initially be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”), the 6.50% Series A3 Preferred Stock (“Series A3 Preferred Stock”), and the 6.50% Series M3 Preferred Stock (“Series M3 Preferred Stock”). In connection with such offering, on August 3, 2020, June 9, 2022 and Octoebr 11, 2022, we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland (“SDAT”), reclassifying and designating 120,000,000, 60,000,000, 120,000,000, and 60,000,000 shares, respectively, of the Company’s authorized and unissued shares of common stock into shares of preferred stock as “Convertible Preferred Stock.”
On October 30, 2020, and as amended on February 18, 2022, October 7, 2022, and February 10 2023, we entered into a Dealer Manager Agreement with InspereX LLC, pursuant to which InspereX LLC has agreed to serve as the Company’s agent and dealer manager for the Company’s offering of up to 10,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock will initially be issued in multiple series, including the 5.50% Series AA1 Preferred Stock (the “Series AA1 Preferred Stock”), the 5.50% Series MM1 Preferred Stock (the “Series MM1 Preferred Stock”), the 6.50% Series AA2 Preferred Stock (the “Series AA2 Preferred Stock”), and the 6.50% Series MM2 Preferred Stock (the “Series MM2 Preferred Stock” and together with the Series M1 Preferred Stock, the Series M2 Preferred Stock, and the Series M3 Preferred Stock, the “Series M Preferred Stock” and the Series MM2 Preferred Stock, together with the Series AA2 Preferred Stock, the Series A3 Preferred Stock and the Series M3 Preferred Stock, the “6.50% Preferred Stock”). In connection with such offering, on October 30, 2020, February 17, 2022 and October 11, 2022, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 80,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as Convertible Preferred Stock. On May 19, 2021, we entered into an Underwriting Agreement with UBS Securities LLC, relating to the offer and sale of 187,000 shares, par value $0.001 per share, of 5.50% Series A2 Preferred Stock, with a liquidation preference of $25.00 per share (the “Series A2 Preferred Stock”, and together with the Series A1 Preferred Stock, Series M1 Preferred Stock, Series M2 Preferred Stock, Series AA1 Preferred Stock, and Series MM1 Preferred Stock, the “5.50% Preferred Stock”). The issuance of the Series A2 Preferred Stock settled on May 26, 2021. In connection with such offering, on May 19, 2021, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 1,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as Convertible Preferred Stock.

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
We determined the estimated value as of March 31, 2023 of our 5.50% Preferred Stock and 6.50% Preferred Stock, with a $25.00 stated value per share. We engaged a third-party valuation service to assist in our determination based on the calculation resulting from the total equity on our Consolidated Statements of Assets and Liabilities in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Form 10-Q”), which was prepared in accordance with U.S. generally accepted accounting principles in the United States of America, adjusted for the fair value of our investments (i.e. from our Consolidated Schedule of Investments) and total liabilities, divided by the number of shares of our Preferred Stock outstanding. Based on this methodology and because the result from the calculation above is greater than the $25.00 per share stated value of our 5.50% Preferred Stock and 6.50% Preferred Stock, the estimated value of our 5.50% Preferred Stock and 6.50% Preferred Stock as of March 31, 2023 is $25.00 per share.
Common Stock
Our common stockholders’ equity accounts as of March 31, 2023 and June 30, 2022 reflect cumulative shares issued, net of shares repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50%     and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemption Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
We did not repurchase any shares of our common stock for the nine months ended March 31, 2023 or March 31, 2022. As of March 31, 2023, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
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
Recent Developments
On May 9, 2023, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in July as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
June 2023	6/21/2023	7/3/2023	$0.114583
July 2023	7/19/2023	8/1/2023	$0.114583
August 2023	8/16/2023	9/1/2023	$0.114583

On May 9, 2023, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 6.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in July as a result), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
June 2023	6/21/2023	7/3/2023	$0.135417
July 2023	7/19/2023	8/1/2023	$0.135417
August 2023	8/16/2023	9/1/2023	$0.135417
On May 9, 2023, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
May 2023 - July 2023	7/19/2023	8/1/2023	$0.334375
On May 9, 2023, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
May 2023	5/26/2023	6/21/2023	$0.0600
June 2023	6/28/2023	7/20/2023	$0.0600
July 2023	7/27/2023	8/22/2023	$0.0600
August 2023	8/29/2023	9/20/2023	$0.0600

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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, EURO Interbank Offer Rate, the Federal Funds Rate, Secured Overnight Financing Rate (“SOFR”) or the Prime Rate. The floating interest rate loans may be subject to a LIBOR or SOFR floor. Our loans typically have durations of one, two, three, six or twelve months after which they reset to current market interest rates. As of March 31, 2023, 83.05% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.

Interest on borrowings under the Revolving Credit Facility are based on a floating rate of one-month SOFR plus 205 basis points with no minimum SOFR floor and an outstanding balance of $888,405 as of March 31, 2023. Lender fees charged on the unused portion of the Revolving Credit Facility, the Convertible Notes, Public Notes, and Prospect Capital InterNotes® bear interest at fixed rates.
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
The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in Subordinated Structured Notes) to our loan portfolio and outstanding debt as of March 31, 2023, assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income (1)
Up 300 basis points	$138,268	$(26,652)	$111,616	$89,293
Up 200 basis points	$92,734	$(17,768)	$74,966	$59,973
Up 100 basis points	$47,200	$(8,884)	$38,316	$30,653
Down 100 basis points	$(43,759)	$42,643	$(1,116)	$(893)
Down 200 basis points	$(89,159)	$42,643	$(46,516)	$(37,213)
Down 300 basis points	$(128,332)	$42,643	$(85,689)	$(68,551)
(1)Includes the impact of income incentive fees. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of March 31, 2023, one, three, and six month LIBOR were 4.86%, 5.19% and 5.31%, respectively. As of March 31, 2023 the one, three, and six month SOFR were 4.80%, 4.91%, and 4.90% respectively.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the period ended March 31, 2023, we did not engage in hedging activities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2023, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that due to the material weaknesses in the Company’s internal control over financial reporting described in our Annual Report on Form 10-K, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
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
There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are not aware of any material legal proceedings as of March 31, 2023.
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
The below calculation assumes (i) $8.4 billion in total assets, (ii) an average cost of funds of 5.52% (including preferred dividend payments), (iii) $2.5 billion in debt outstanding, (iv) $0.9 billion in liquidation preference of 5.50% Preferred Stock outstanding, (v) $0.15 billion in 5.35% Preferred Stock outstanding, (vi) $1.2 billion in liquidation preference of 6.50% Preferred Stock outstanding, and (vi) $3.7 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(1)	(29.7)%	(18.4)%	(7.0)%	4.3%	15.7%
The below calculation assumes (i) $8.4 billion in total assets, (ii) an average cost of funds of 5.09% (including preferred dividend payments), (iii) $2.5 billion in debt outstanding, (iv) $0.15 billion in 5.35% Preferred Stock outstanding, and (v) $5.8 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(2)	(16.8)%	(9.5)%	(2.3)%	5.0%	12.2%

(1) Assumes no conversion of 5.50% Preferred Stock and 6.50% Preferred Stock to common stock.
(2) Assumes the conversion of $0.9 billion in 5.50% Preferred Stock and $1.2 billion in 6.50% Preferred Stock at a conversion rate based on the 5-day VWAP of our common stock on March 31, 2023, which was $6.89, and a Holder Optional Conversion Fee (as defined in the prospectus supplement relating to the applicable offering) of 9.00% on Series A1 Preferred Stock, Series A3 Preferred Stock, and Series AA2 Preferred Stock of the maximum public offering price disclosed within the applicable prospectus supplements. The actual 5-day VWAP of our common stock on a Holder Conversion Exercise Date may be more or less than $6.89, which may result in more or less shares of common stock issued.
The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.
Pursuant to SEC regulations, this table is calculated as of March 31, 2023. As a result, it has not been updated to take into account any changes in assets or leverage since March 31, 2023.
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
The U.S. and global capital markets are subject to systemic risk that could adversely affect our business, financial condition and results of operations.
Issuers, national and regional banks, financial institutions and other participants in the U.S. and global capital markets are closely interrelated as a result of credit, trading, clearing, technology and other relationships. A significant adverse development (such as a bank run, insolvency, bankruptcy or default) with one or more national or regional banks, financial institutions or other participants in the financial or capital markets may spread to others and lead to significant concentrated or market-wide problems (such as defaults, liquidity problems, impairment charges, additional bank runs and/or losses) for other participants in these markets. Future developments, including actions taken by the U.S. Department of Treasury, FDIC, Federal Reserve Board, and systemic risk in the U.S. and global banking sectors and broader economies in general, are difficult to assess and quantify, and the form and magnitude of such developments or other actions of the U.S. Department of Treasury, FDIC and Federal Reserve Board may remain unknown for significant periods of time and could have an adverse effect on the Company.
For example, in response to the rapidly declining financial condition of regional banks Silicon Valley Bank (“SVB”) and Signature Bank (“Signature”), the California Department of Financial Protection and Innovation (the “CDFPI”) and the New York State Department of Financial Services (the “NYSDFS”) closed SVB and Signature on March 10, 2023 and March 12, 2023, respectively, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver for SVB and Signature. Similarly, on May 1, 2023 the FDIC announced that the CDFPI had closed First Republic Bank, the FDIC had seized its assets and JP Morgan Chase had agreed to purchase First Republic’s assets at auction. Although the U.S. Department of the Treasury, the Federal Reserve and the FDIC have taken measures to stabilize the financial system, uncertainty and liquidity concerns in the broader financial services industry remain. Additionally, should there be additional systemic pressure on the financial system and capital markets, we cannot assure you of the response of any government or regulator, and any response may not be as favorable to industry participants as the measures currently being pursued. In addition, highly publicized issues related to the U.S. and global capital markets in the past have led to significant and widespread investor concerns over the integrity of the capital markets. The current situation related to SVB and Signature could in the future lead to further rules and regulations for public companies, banks, financial institutions and other participants in the U.S. and global capital markets, and complying with the requirements of any such rules or regulations may be burdensome. Even if not adopted, evaluating and responding to any such proposed rules or regulations could results in increased costs and require significant attention from our Investment Adviser.
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

		Stock Price		Premium (Discount) of High to NAV	Premium (Discount) of Low to NAV
	NAV(1)	High(2)	Low(2)
Year Ended June 30, 2021
First quarter	$8.40	$5.17	$4.69	(38.5)%	(44.2)%
Second quarter	8.96	5.60	4.95	(37.5)%	(44.8)%
Third quarter	9.38	7.98	5.51	(14.9)%	(41.3)%
Fourth quarter	9.81	9.22	7.62	(6.0)%	(22.3)%
Year Ended June 30, 2022
First quarter	$10.12	$8.46	$7.69	(16.4)%	(24.0)%
Second quarter	10.60	9.00	7.83	(15.1)%	(26.1)%
Third quarter	10.81	8.89	7.86	(17.8)%	(27.3)%
Fourth quarter	10.48	8.48	6.68	(19.1)%	(36.3)%
Twelve Months Ending June 30, 2023
First quarter	$10.01	$8.18	$6.11	(18.3)%	(39.0)%
Second quarter	9.94	7.82	6.39	(21.3)%	(35.7)%
Third quarter	9.48	7.66	6.67	(19.2)%	(29.6)%
(1) Net asset value per common share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per common share on the date of the high or low sales price. The NAVs shown are based on outstanding shares of our common stock at the end of each period.
(2) The High/Low Stock Price is calculated as of the closing price on a given day in the applicable quarter.
As of May 8, 2023, we had approximately 172 stockholders of record.
The below table sets forth each class of our outstanding securities as of May 8, 2023:

Title of Class	Amount Authorized	Amount Held by Registrant or for its Account	Amount Outstanding
Common Stock	1,552,100,000	—	402,169,399
Preferred Stock	447,900,000	—	59,947,840
2025 Notes	$201,250	—	$156,168
6.375% 2024 Notes	$100,000	—	$81,240
2026 Notes	$400,000	—	$400,000
3.364% 2026 Notes	$300,000	—	$300,000
3.437% 2028 Notes	$300,000	—	$300,000
Prospect Capital InterNotes®	$1,000,000	—	$358,099
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

On March 13, 2023, we filed a notice of meeting and definitive proxy statement in connection with a special meeting of our stockholders that is scheduled to be held on June 9, 2023 for the purpose of asking our stockholders to vote on a proposal to authorize us, with approval of our Board of Directors, to sell shares of our common stock (during the next 12 months) at a price or prices below our then current net asset value per share in one or more offerings subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of our outstanding common stock immediately prior to such sale).

FEES AND EXPENSES
The following tables are intended to assist you in understanding the costs and expenses that an investor in shares of common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. These tables are based on our assets and common stock outstanding as of March 31, 2023, except that we assume that we have issued $0.9 billion in 5.50% Preferred Stock paying dividends of 5.50% per annum, $1.2 billion in 6.50% Preferred Stock paying dividends of 6.50% per annum, in addition to our $0.15 billion of 5.35% Preferred Stock paying dividends of 5.35% per annum, and that we have borrowed $1.8 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.6 billion. Except where the context suggests otherwise, any reference to fees or expenses paid by “you” or “us” or that “we” will pay fees or expenses, the Company will pay such fees and expenses out of our net assets and, consequently, you will indirectly bear such fees or expenses as an investor in the Company’s common stock. However, you will not be required to deliver any money or otherwise bear personal liability or responsibility for such fees or expenses.

Stockholder transaction expenses:	A1 and A3 Shares		M1, M2, and M3 Shares		AA1 Shares, MM1 Shares, AA2 Shares, and MM2 Shares
Sales Load (as a percentage of offering price)	10.00%	(1)	3.00%	(2)	5.00%	(3)
Offering expenses borne by the Company (as a percentage of offering price)	(4)		(4)		(5)
Preferred Stock Dividend reinvestment plan expenses (6)	None		None		None
Total stockholder transaction expenses (as a percentage of offering price):	11.5%		4.5%		6.0%
Annual expenses (as a percentage of net assets attributable to common stock):
Management fees (7)	4.97%
Incentive fees payable under Investment Advisory Agreement (20% of realized capital gains and 20% of pre-incentive fee net investment income) (8)	2.31%
Total advisory fees	7.28%
Total interest expenses (9)	5.29%
Other expenses (10)	1.17%
Total annual expenses (8)(10)(11)	13.74%
Dividends on Preferred Stock(12)	3.57%
Total annual expenses after dividends on Preferred Stock (13)	17.31%
Example
The following table demonstrates the projected dollar amount of cumulative expenses we would pay out of net assets and that you would indirectly bear over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we have issued $0.9 billion in 5.50% Preferred Stock paying dividends of 5.50% per annum, $1.2 billion in 6.50% Preferred Stock paying dividends of 6.50% per annum, $0.15 billion in 5.35% Preferred Stock paying dividends of 5.35% per annum, we have borrowed $1.8 billion available under our line of credit, in addition to our other indebtedness of $1.6 billion, and that our annual operating expenses would remain at the levels set forth in the table above and that we would pay the costs shown in the table above.

	1 Year	3 Years	5 Years	10 Years
Ongoing Preferred Stock Offerings(1) - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio*	$200	$442	$637	$978
Ongoing Preferred Stock Offerings(1) - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio**	$210	$463	$663	$1,001
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

(7)    Our base management fee is 2% of our gross assets (which include any amount borrowed, i.e., total assets without deduction for any liabilities, including any borrowed amounts for non-investment purposes, for which purpose we have not and have no intention of borrowing). Although no plans are in place to borrow the full amount under our line of credit, assuming that we borrowed $1.8 billion, the 2% management fee of gross assets equals approximately 4.97% of net assets.

(8)    Based on our net investment income and realized capital gains, less realized and unrealized capital losses, earned on our portfolio for the six months ended March 31, 2023, all of which consisted of an income incentive fee. This historical amount has been adjusted to reflect the issuance of 82,187,000 shares of combined 5.50% Preferred Stock and 6.50% Preferred Stock. The capital gain incentive fee is paid without regard to pre-incentive fee income. For a more detailed discussion of the calculation of the two-part incentive fee, see “Management Services-Investment Advisory Agreement” in the applicable prospectus.

(9)    As of March 31, 2023, we had $1.6 billion outstanding of Unsecured Notes (as defined below) in various maturities, ranging from January 15, 2024 to March 15, 2052, and interest rates, ranging from 1.50% to 6.625%, some of which are convertible into shares of the Company’s common stock at various conversion rates.

(10)    “Other expenses” are based on estimated amounts for the current fiscal year. The amount shown above represents annualized expenses during our six months ended March 31, 2023 representing all of our estimated recurring operating expenses (except fees and expenses reported in other items of this table) that are deducted from our operating income and reflected as expenses in our Statement of Operations. The estimate of our overhead expenses, including payments under an administration agreement with Prospect Administration, or the Administration Agreement is based on our projected allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations under the Administration Agreement. See “Business-Management Services-Administration Agreement” in the applicable prospectus.

(11)    If all 82,187,000 shares of combined 5.50% Preferred Stock and 6.50% Preferred Stock were converted into common stock and assuming all the Series A1, Series A3, and Series AA2 Preferred Stock pay a Holder Optional Conversion Fee of 9.00% of the maximum public offering price disclosed within the applicable prospectus supplement and are converted at a conversion rate based on the 5-day VWAP of our common stock on March 31, 2023, which was $6.89, then management fees would be 3.21%, incentive fees payable under our Investment Advisory Agreement would be 1.49%, total advisory fees would be 4.70%, total interest expenses would be 3.41%, other expenses would be 0.75%, and total annual expenses would be 8.86% of net assets attributable to our common stock. The actual 5-day VWAP of our common stock on a conversion date may be more or less than $6.89, which may result in fees that are higher or lower than those described herein. These figures are based on the same assumptions described in the other notes to this fee table.

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

(13)     The indirect expenses associated with the Company’s investments in collateralized loan obligations are not included in the fee table presentation, but if such expenses were included in the fee table presentation then the Company’s total annual expenses would have been 14.34%, or 17.91% after dividends on Preferred Stock.

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

Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
3.3	Articles of Amendment(3)
3.4	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (4)
3.5	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (5)

Exhibit No.
3.6	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(6)
3.7	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (7)
3.8	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (8)
3.9	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(9)
3.10	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(10)
3.11	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(12)
3.12	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(15)
3.13	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(16)
3.14	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(25)
4.1	One Thousand One Hundred Ninety-Sixth Supplemental Indenture dated as of January 6, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(17)
4.2	One Thousand One Hundred Ninety-Seventh Supplemental Indenture dated as of January 6, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(17)
4.3	One Thousand One Hundred Ninety-Eighth Supplemental Indenture dated as of January 6, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(17)
4.4	One Thousand One Hundred Ninety-Ninth Supplemental Indenture dated as of January 12, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(18)
4.5	One Thousand Two Hundredth Supplemental Indenture dated as of January 12, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(18)
4.6	One Thousand Two Hundred First Supplemental Indenture dated as of January 12, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(18)
4.7	One Thousand Two Hundred Second Supplemental Indenture dated as of January 20, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(19)
4.8	One Thousand Two Hundred Third Supplemental Indenture dated as of January 20, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(19)
4.9	One Thousand Two Hundred Fourth Supplemental Indenture dated as of January 20, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(19)
4.10	One Thousand Two Hundred Fifth Supplemental Indenture dated as of January 26, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(20)
4.11	One Thousand Two Hundred Sixth Supplemental Indenture dated as of January 26, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(20)
4.12	One Thousand Two Hundred Seventh Supplemental Indenture dated as of January 26, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(20)
4.13	One Thousand Two Hundred Eighth Supplemental Indenture dated as of February 2, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(21)
4.14	One Thousand Two Hundred Ninth Supplemental Indenture dated as of February 2, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(21)
4.15	One Thousand Two Hundred Tenth Supplemental Indenture dated as of February 2, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(21)
4.16	One Thousand Two Hundred Eleventh Supplemental Indenture dated as of February 9, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(22)
4.17	One Thousand Two Hundred Twelfth Supplemental Indenture dated as of February 9, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(22)
4.18	One Thousand Two Hundred Thirteenth Supplemental Indenture dated as of February 9, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(22)
4.19	One Thousand Two Hundred Fourteenth Supplemental Indenture dated as of February 24, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(26)
4.2	One Thousand Two Hundred Fifteenth Supplemental Indenture dated as of February 24, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(26)
4.21	One Thousand Two Hundred Sixteenth Supplemental Indenture dated as of February 24, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(26)
4.22	One Thousand Two Hundred Seventeenth Supplemental Indenture dated as of March 2, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(27)
4.23	One Thousand Two Hundred Eighteenth Supplemental Indenture dated as of March 2, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(27)
4.24	One Thousand Two Hundred Nineteenth Supplemental Indenture dated as of March 2, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(27)

Exhibit No.
4.25	One Thousand Two Hundred Twentieth Supplemental Indenture dated as of March 9, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(28)
4.26	One Thousand Two Hundred Twenty-First Supplemental Indenture dated as of March 9, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(28)
4.27	One Thousand Two Hundred Twenty-Second Supplemental Indenture dated as of March 9, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(28)
4.28	One Thousand Two Hundred Twenty-Third Supplemental Indenture dated as of March 16, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(29)
4.29	One Thousand Two Hundred Twenty-Fourth Supplemental Indenture dated as of March 16, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(29)
4.30	One Thousand Two Hundred Twenty-Fifth Supplemental Indenture dated as of March 16, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(29)
4.31	One Thousand Two Hundred Twenty-Sixth Supplemental Indenture dated as of March 23, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(30)
4.32	One Thousand Two Hundred Twenty-Seventh Supplemental Indenture dated as of March 23, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(30)
4.33	One Thousand Two Hundred Twenty-Eighth Supplemental Indenture dated as of March 23, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(30)
4.34	One Thousand Two Hundred Twenty-Ninth Supplemental Indenture dated as of March 30, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(31)
4.35	One Thousand Two Hundred Thirtieth Supplemental Indenture dated as of March 30, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(31)
4.36	One Thousand Two Hundred Thirty-First Supplemental Indenture dated as of March 30, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(31)
10.1	Amendment No. 2 to Amended and Restated Dealer Manager Agreement, dated October 7, 2022, between the Company, Preferred Capital Securities, LLC(13)
10.2
Amendment No. 1 to Amended and Restated Dealer Manager Agreement, dated October 7, 2022, by and among the Company, Prospect Capital Management L.P., Prospect Administration LLC, InspereX LLC and the Agents named therein and added from time to time(14)

10.3	Amendment No. 3 to Amended and Restated Dealer Manager Agreement, dated February 10, 2023, between the Company, Preferred Capital Securities, LLC(24)
10.4	Amended and Restated Preferred Stock Dividend Reinvestment Plan(26)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on August 4, 2020.
(4)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on August 4, 2020.
(5)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on November 4, 2020.
(6)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on November 4, 2020.
(7)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 26, 2021.

(8)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 19, 2021.
(9)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 19, 2021.
(10)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(11)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(12)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 9, 2022.
(13)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(14)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(15)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(16)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(17)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 130 to the Registration Statement on Form N-2, filed on December 30, 2022.
(18)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 131 to the Registration Statement on Form N-2, filed on January 6, 2023.
(19)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 132 to the Registration Statement on Form N-2, filed on January 12, 2023.
(20)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 133 to the Registration Statement on Form N-2, filed on January 20, 2023.
(21)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 134 to the Registration Statement on Form N-2, filed on January 26, 2023.
(22)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 135 to the Registration Statement on Form N-2, filed on February 2, 2023.
(23)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 136 to the Registration Statement on Form N-2, filed on February 9, 2023.
(24)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on February 13, 2023.
(25)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on February 13, 2023.
(26)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on February 13, 2023.
(27)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on February 24, 2023.
(28)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 2, 2023.
(29)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on March 9, 2023.
(30)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on March 16, 2023.
(31)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on March 23, 2023.
(32)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on March 30, 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT CAPITAL CORPORATION

May 9, 2023	By:	/s/ JOHN F. BARRY III
Date		John F. Barry III
Chairman of the Board and Chief Executive Officer

May 9, 2023	By:	/s/ KRISTIN L. VAN DASK
Date		Kristin L. Van Dask
Chief Financial Officer