Form 10-K
period 2023-06-30
PROSPECT CAPITAL CORP
filed 2023-09-08
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023 OR
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
6.50% Series A3 Preferred Stock, par value $0.001
6.50% Series M3 Preferred Stock, par value $0.001
6.50% Series AA2 Preferred Stock, par value $0.001
6.50% Series MM2 Preferred Stock, par value $0.001

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
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant as of December 30, 2022 was $2.018 billion (based on the closing price on that date of $6.99 on the NASDAQ Global Select Market). For the purposes of calculating this amount only, all executive officers and Directors are “affiliates” of the Registrant.
As of September 7, 2023, there were 407,571,344 shares of the Registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

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
•the level, duration, and volatility of prevailing interest rates and credit spreads, magnified by the current turmoil in the credit markets;
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

PART I
Item 1. Business
In this Annual Report, the terms “Prospect,” “the Company”, “we,” “us” and “our” mean Prospect Capital Corporation and all entities included in our consolidated financial statements, unless the context specifically requires otherwise.
General
Prospect is a financial services company that primarily lends to and invests in middle market privately-held companies. We are a closed-end investment company incorporated in Maryland. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we have elected to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). We were organized on April 13, 2004, and were funded in an initial public offering completed on July 27, 2004. We are one of the largest BDCs with approximately $7.86 billion of total assets as of June 30, 2023.
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
•Lending to Companies - We make directly-originated, agented loans to companies, including companies which are controlled by private equity sponsors and companies that are not controlled by private equity sponsors (such as companies that are controlled by the management team, the founder, a family or public shareholders). This debt can take the form of first lien, second lien, unitranche or unsecured loans. These loans typically have equity subordinate to our loan position. We may also purchase selected equity co-investments in such companies. In addition to directly-originated, agented loans, we also invest in senior and secured loans syndicated loans and high yield bonds that have been sold to a club or syndicate of buyers, both in the primary and secondary markets. These investments are often purchased with a long term, buy-and-hold outlook, and we often look to provide significant input to the transaction by providing anchoring orders. Historically, this strategy has comprised approximately 40%-60% of our portfolio.
•Lending to Companies and Purchasing Controlling Equity Positions in Such Companies - This strategy involves purchasing senior and secured yield-producing debt and controlling equity positions in operating companies across various industries. We believe this strategy provides enhanced certainty of closure to sellers and the opportunity for management to continue on in their current roles. These investments are often structured in tax-efficient partnerships, enhancing returns. Historically, this strategy has comprised approximately 15%-25% of our portfolio.
•Purchasing Controlling Equity Positions and Lending to Real Estate Companies - We purchase debt and controlling equity positions in tax-efficient real estate investment trusts (“REIT” or “REITs”). The real estate investments of National Property REIT Corp. (“NPRC”) are in various classes of developed and occupied real estate properties that generate current yields, including multi-family properties, and student housing. NPRC seeks to identify properties that have historically significant occupancy rates and recurring cash flow generation. NPRC generally co-invests with established and experienced property management teams that manage such properties after acquisition. Additionally, NPRC makes investments in rated secured structured notes (primarily debt of structured credit). NPRC also purchases loans originated by certain consumer loan facilitators. It purchases each loan in its entirety (i.e., a “whole loan”). The borrowers are consumers, and the loans are typically serviced by the facilitators of the loans. Historically, this overall investment strategy has comprised approximately 10%-20% of our business.
•Investing in Structured Credit - We make investments in structured credit, often taking a significant position in subordinated structured notes (equity) and rated secured structured notes (debt). The underlying portfolio of each structured credit investment is diversified across approximately 100 to 200 broadly syndicated loans and does not have direct exposure to real estate, mortgages, or consumer-based credit assets. The structured credit portfolios in which we invest are managed by established collateral management teams with many years of experience in the industry. Historically, this overall strategy has comprised approximately 10%-20% of our portfolio.
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
Industry Sectors
Our portfolio is invested across 36 industry categories. Excluding our CLO investments, which do not have industry concentrations, no individual industry comprises more than 18.6% of the portfolio on either a cost or fair value basis.
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
Investment Valuation
As a BDC, and in accordance with the 1940 Act, we fair value our investment portfolio on a quarterly basis, with any unrealized gains and losses reflected in net increase (decrease) in net assets resulting from operations on our Consolidated Statement of Operations. To value our investments, we follow the guidance of ASC 820, Fair Value Measurement (“ASC 820”), that defines fair value, establishes a framework for measuring fair value in conformity with GAAP, and requires disclosures about fair value measurements. For further discussion of ASC 820 and our process for determining the fair value of investment portfolio, see Critical Accounting Estimates.

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
The second part of the incentive fee, the capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.00% of our realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year. In determining the capital gains incentive fee payable to the Investment Adviser, we calculate the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each investment that has been in our portfolio. For the purpose of this calculation, an “investment” is defined as the total of all rights and claims which may be asserted against a portfolio company arising from our participation in the debt, equity, and other financial instruments issued by that company. Aggregate realized capital gains, if any, equal the sum of the differences between the aggregate net sales price of each investment and the aggregate amortized cost basis of such investment when sold or otherwise disposed. Aggregate realized capital losses equal the sum of the amounts by which the aggregate net sales price of each investment is less than the aggregate amortized cost basis of such investment when sold or otherwise disposed. Aggregate unrealized capital depreciation equals the sum of the differences, if negative, between the aggregate valuation of each investment and the aggregate amortized cost basis of such investment as of the applicable calendar year-end. At the end of the applicable calendar year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee involves netting aggregate realized capital gains against aggregate realized capital losses on a since-inception basis and then reducing this amount by the aggregate unrealized capital depreciation. If this number is positive, then the capital gains incentive fee payable is equal to 20.00% of such amounts, less the aggregate amount of any capital gains incentive fees paid since inception.

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
The Investment Advisory Agreement was originally approved by our Board of Directors on June 23, 2004 and was recently re-approved by the Board of Directors on June 15, 2023 for an additional one-year term expiring June 21, 2024, as discussed below. Unless terminated earlier as described below, it will remain in effect from year to year thereafter if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risk Factors – Risks Relating to Our Business – We are dependent upon Prospect Capital Management’s key management personnel for our future success.”
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
Board of Directors Approval of the Investment Advisory Agreement
On June 15, 2023 our Board of Directors voted unanimously to renew the Investment Advisory Agreement for the 12-month period ending June 21, 2024. In its consideration of the Investment Advisory Agreement, the Board of Directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by Prospect Capital Management; (b) comparative data with respect to advisory fees or expense ratios paid by other business development companies with similar investment objectives; (c) our operating expenses; (d) the profitability of Prospect Capital Management and any existing and potential sources of indirect income to Prospect Capital Management or Prospect Administration from their relationships with us and the profitability of those relationships; (e) information about the services performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of Prospect Capital Management and its affiliates and (g) the possibility of obtaining similar services from other third party service providers or through an internally managed structure. In approving the renewal of the Investment Advisory Agreement, the Board of Directors, including all of the directors who are not “interested persons,” considered the following:
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
•The reasonableness of the fees paid to Prospect Capital Management. The Board of Directors considered comparative data based on publicly available information on a group of other, comparable business development companies selected by the Investment Adviser and the Company’s Board of Directors (the “BDC Expense Peers”) with respect to services rendered and the advisory fees (including the management fees and incentive fees), as well as our operating expenses, efficiency ratio and expense ratio compared to the BDC Expense Peers. The Board of Directors reviewed information concerning Prospect Capital Management’s costs in serving as the Company’s investment adviser, including costs associated with technology, infrastructure and compliance necessary to manage the Company, as well as compensation costs, Prospect Capital Management’s compensation program, and the relationship of such compensation to Prospect Capital Management’s ability to attract and retain investment advisory personnel. Finally, on behalf of the Company, the Board of Directors also considered the profitability of Prospect Capital Management. Based upon its review, the Board of Directors concluded that the fees to be paid under the Investment Advisory Agreement are reasonable.

•Economies of Scale. The Board of Directors considered information about the potential of Prospect Capital Management to realized economies of scale in managing our assets, and determined that at this time there were not economies of scale to be realized by Prospect Capital Management.
Based on the information reviewed and the discussions detailed above, the Board of Directors (including all of the directors who are not “interested persons” as defined in the 1940 Act) concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the renewal of the Investment Advisory Agreement with Prospect Capital Management as being in the best interests of the Company and its stockholders.
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
Portfolio Managers
The following individuals function as portfolio managers primarily responsible for the day-to-day management of our portfolio. Our portfolio managers are not responsible for day-to-day management of any other accounts. For a description of their principal occupations for the past five years, please refer to our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after the end of our fiscal year.

Name	Position	Length of Service with Company (Years)
John F. Barry III	Chairman and Chief Executive Officer	19
M. Grier Eliasek	President and Chief Operating Officer	19

Mr. Eliasek received no compensation from the Company. Mr. Eliasek received a salary and bonus from Prospect Capital Management that takes into account his role as a senior officer of the Company and of Prospect Capital Management, his performance and the performance of each of Prospect Capital Management and the Company. Mr. Barry receives no compensation from the Company. Mr. Barry, as the sole member of Prospect Capital Management, receives a salary and/or bonus from Prospect Capital Management and is entitled to equity distributions after all other obligations of Prospect Capital Management are met.
The following table sets forth the dollar range of our common stock beneficially owned by each of the portfolio managers described above as of June 30, 2023:

Name	Aggregate Dollar Range of Common Stock Beneficially Owned by Portfolio Managers(1)(2)(3)
John F. Barry III	Over $1,000,000
M. Grier Eliasek	Over $1,000,000
(1) Beneficial ownership is calculated in accordance with Rule 13d-3(d)(1) of the Securities Exchange Act of 1934 (“Exchange Act”). In computing the aggregate dollar of common stock beneficially owned by a person who also owns shares of 5.50% Preferred Stock or 6.50% Preferred Stock (as defined herein), we have included the aggregate dollar value of shares of common stock issuable upon the conversion of the person’s outstanding shares of 5.50% Preferred Stock and 6.50% Preferred Stock.
(2) The dollar ranges are: none, $1-$10,000, $10,001-$50,000, $50,001-$100,000; $100,001 - $500,000; $500,001 - $1,000,000; or over $1,000,000.
(3) The dollar range of our equity securities beneficially owned is based on the closing price of $6.20 on June 30, 2023 on The Nasdaq Stock Market LLC (the “Nasdaq”).
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
Common stockholders who purchased shares of our common stock through or hold shares in the name of a broker or financial institution should consult with a representative of their broker or financial institution with respect to their participation in our DRIP. Even if such stockholders have elected to automatically reinvest their shares with their broker, the broker may have “opted out” of our DRIP (which utilizes DTC’s dividend reinvestment service), and such stockholders may therefore not be receiving the 5% pricing discount. Many common stockholders have been “opted out” of our DRIP by their brokers who instead implement a “synthetic” dividend reinvestment plan in which such broker purchases shares in the open market with no discount, using the funds from cash dividends. Common stockholders interested in participating in our DRIP should contact their brokers to make sure each such DRIP participation election has been made for the benefit of such stockholder. In making such DRIP election, each such common stockholder should specify to his or her broker the desire to participate in the “Prospect Capital Corporation DRIP through DTC” that issues shares of our common stock based on 95% of the market price (a 5% discount to the market price) and not the broker’s own “synthetic” dividend reinvestment plan (if any) that offers no such discount. Common stockholders may need to make such election proactively with their broker.
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
Participants may terminate their participation in and liquidate their accounts under the Plan by notifying the Plan administrator in writing prior to a dividend or distribution payment date via its website at www.astfinancial.com or by filling out the transaction request form located at the bottom of their statement and sending it to the Plan administrator at Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company), P.O. Box 922, Wall Street Station, New York, NY 10269-0560 or by calling the Plan administrator’s Interactive Voice Response System at (888) 888-0313. Upon termination and liquidation, the stockholder will receive certificates for the full shares credited to your Plan account. If you elect to receive cash, the Plan administrator sells such shares and delivers a check for the proceeds, less the $0.10 per share brokerage commission and the Plan administrator’s transaction fee of $15. In every case of termination, fractional shares credited to a terminating Plan account are paid in cash at the then-current market price, less any commission and transaction fee.
The Plan may be terminated by us upon notice in writing mailed to each participant at least 30 days prior to any payable date for the payment of any dividend by us or distribution pursuant to any additional cash payment made. All correspondence concerning the Plan should be directed to the Plan administrator by mail at Equiniti Trust Company, LLC, 6201 15th Avenue, Brooklyn, New York 11219, or by telephone at 888-888-0313.
Preferred Stock Dividend Reinvestment Plan
We have adopted a preferred stock dividend reinvestment plan (the “Preferred Stock Plan” or the “Preferred Stock DRIP”) that provides for reinvestment of our dividends declared by our Board of Directors on shares of our 5.50% Series A1 Preferred Stock (the “Series A1 Preferred Stock”), 5.50% Series M1 Preferred Stock (the “Series M1 Preferred Stock”), the 5.50% Series M2 Preferred Stock (the “Series M2 Preferred Stock,” and together with the Series M1 Preferred Stock, the “Series M Preferred Stock”), 5.50% Series AA1 Preferred Stock (the “Series AA1 Preferred Stock”), the 5.50% Series MM1 Preferred Stock (the “Series MM1 Preferred Stock”) and 5.50% Series A2 Preferred Stock (the “Series A2 Preferred Stock”, and all such series of preferred stock referred to collectively as “5.50% Preferred Stock”) the 6.50% Series A3 Preferred Stock (“Series A3 Preferred Stock”), and the 6.50% Series M3 Preferred Stock (“Series M3 Preferred Stock”, and all such series of preferred stock referred collectively as “6.50% Preferred Stock”) on behalf of our preferred stockholders.
Eligibility of Existing Holders of 5.50% Preferred Stock and 6.50% Preferred Stock
If you are a current holder of record of shares of 5.50% Preferred Stock or 6.50% Preferred Stock, you may participate in the Preferred Stock Plan. Eligible holders of shares of 5.50% Preferred Stock or 6.50% Preferred Stock may enroll in the Preferred Stock Plan online through www.computershare.com/investor. Alternatively, you may enroll by completing an enrollment form and delivering it to Computershare Trust Company, N.A. (“Computershare”), the administrator for the Preferred Stock Plan.
If you own shares of 5.50% Preferred Stock or 6.50% Preferred Stock that are registered in someone else’s name (for example, a bank, broker, or trustee) and you want to participate in the Preferred Stock Plan, you may be able to arrange for that person to handle the reinvestment of your dividends. If not, your shares of 5.50% Preferred Stock or 6.50% Preferred Stock should be withdrawn from “street name” or other form of registration and should be registered in your own name. Alternatively, your broker or bank may offer a program that allows you to participate in a plan without having to withdraw your shares of 5.50% Preferred Stock or 6.50% Preferred Stock from “street name.”
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
Purchases and Pricing of Shares of 5.50% Preferred Stock or 6.50% Preferred Stock
With respect to reinvested dividends, the price for purchases of shares of 5.50% Preferred Stock and 6.50% Preferred Stock directly from us, effective July 19, 2023, will be $23.75 per share (95% of the Stated Value of $25.00 per share of 5.50% Preferred Stock and 6.50% Preferred Stock) (and prior to July 19, 2023 was $25.00 per share), and the investment date will be the dividend payment date for the month. Dividend payment dates generally occur on the first business day of each month. Your account will be credited with a full and fractional number of shares of 5.50% Preferred Stock or 6.50% Preferred Stock, subject to operating procedures of the Depository Trust Company, equal to the total amount to be invested by you, divided by the applicable purchase price per share.
There are no fees or other charges on shares of 5.50% Preferred Stock or 6.50% Preferred Stock purchased through the Preferred Stock Plan.
Participation
Any eligible holder of shares of 5.50% Preferred Stock or 6.50% Preferred Stock may enroll in the Preferred Stock Plan online through www.computershare.com/investor. Alternatively, you may enroll in the Preferred Stock Plan by completing an enrollment form and returning it to Computershare at the address set forth above.
If Computershare receives your enrollment form by the record date for the payment of the next dividend (approximately 10 days in advance of the dividend payment date), that dividend will be invested in additional shares of 5.50% Preferred Stock or 6.50% Preferred Stock for your Preferred Stock Plan account; provided, however, that the first dividend payable with respect to newly-issued shares of 5.50% Preferred Stock and 6.50% Preferred Stock pursuant to our primary offering will be paid in cash, with subsequent dividends reinvested pursuant to the Preferred Stock Plan. If the enrollment form is received in the period after any dividend record date, that dividend will be paid by check or automatic deposit to a U.S. bank account that you designate and your initial dividend reinvestment will commence with the following dividend.
By enrolling in the Preferred Stock Plan, you direct Computershare to apply all, but not less than all, dividends to the purchase of additional shares of 5.50% Preferred Stock and 6.50% Preferred Stock in accordance with the Preferred Stock Plan’s terms and conditions. Unless otherwise instructed, Computershare will thereafter automatically reinvest all, but not less than all, dividends declared on shares of 5.50% Preferred Stock and 6.50% Preferred Stock held under the Preferred Stock Plan. If you want to discontinue the reinvestment of all dividends paid on your shares of 5.50% Preferred Stock and 6.50% Preferred Stock, you must provide notice to Computershare.
Cost
We will pay all fees, the annual cost of administration and, unless provided otherwise in the Preferred Stock Plan, all other charges incurred in connection with the purchase of shares of 5.50% Preferred Stock and 6.50% Preferred Stock acquired under the Preferred Stock Plan, if any.
Number of Shares of 5.50% Preferred Stock and 6.50% Preferred Stock to be Purchased for the Participant
The number of shares of 5.50% Preferred Stock and 6.50% Preferred Stock purchased under the Preferred Stock Plan will depend on the amount of your dividend. Shares of 5.50% Preferred Stock and 6.50% Preferred Stock purchased under the Preferred Stock Plan will be credited to your account. Both full and fractional shares will be purchased.
Shares of 5.50% Preferred Stock received through the Preferred Stock Plan will be of the same series and have the same original issue date for purposes of the Holder Optional Conversion Fee and for other terms of the 5.50% Preferred Stock or 6.50% Preferred Stock based on issuance date as the 5.50% Preferred Stock or 6.50% Preferred Stock for which the dividend was declared.
The aggregate number of shares of 5.50% Preferred Stock and 6.50% Preferred Stock, including shares issued under the Preferred Stock Plan, shall not exceed 1,000,000. We cannot assure you there will be enough shares of 5.50% Preferred Stock and 6.50% Preferred Stock to meet the requirements under the Preferred Stock Plan. If we do not have a sufficient number of shares of 5.50% Preferred Stock or 6.50% Preferred Stock to meet the Preferred Stock Plan requirements during any month, the portion of any reinvested dividends received by Computershare but not invested in shares of 5.50% Preferred Stock or 6.50% Preferred Stock under the Preferred Stock Plan will be returned to participants without interest.
Source of Shares of 5.50% Preferred Stock and 6.50% Preferred Stock Purchased Under the Preferred Stock Plan
Shares of 5.50% Preferred Stock and 6.50% Preferred Stock purchased under the Preferred Stock Plan will come from our authorized but unissued shares of preferred stock.
Method for Changing Preferred Stock Plan Election
You may change your Preferred Stock Plan election at any time online through www.computershare.com/investor, by telephone or by notifying Computershare in writing. To be effective with respect to a particular dividend, any such change must be received by Computershare prior to the record date for such dividend.
Withdrawal by Participant
You may discontinue the reinvestment of your dividends at any time by providing written or telephone notice to Computershare. Alternatively, you may change your dividend election online through www.computershare.com/investor. If Computershare receives your notice of withdrawal prior to the record date for the payment of the next dividend, Computershare, in its sole discretion, will distribute such dividends in cash. If the request is received after the record date for the payment of the next dividend, then that dividend will be reinvested. However, all subsequent dividends will be paid out in cash on all balances. Computershare will continue to hold your shares of 5.50% Preferred Stock and 6.50% Preferred Stock in your Preferred Stock Plan account.
Generally, an eligible holder of shares of 5.50% Preferred Stock and 6.50% Preferred Stock may again become a participant in the Preferred Stock Plan. However, we reserve the right to reject the enrollment of a previous participant in the Preferred Stock Plan on grounds of excessive joining and termination. This reservation is intended to minimize administrative expense and to encourage use of the Preferred Stock Plan as a long-term investment service.
Share Certificates and Safekeeping
Shares of 5.50% Preferred Stock and 6.50% Preferred Stock that you acquire under the Preferred Stock Plan will be maintained in your Preferred Stock Plan account in non-certificated form. This protects your shares of 5.50% Preferred Stock and 6.50% Preferred Stock against loss, theft or accidental destruction and also provides a convenient way for you to keep track of your shares of 5.50% Preferred Stock and 6.50% Preferred Stock.
Reports to Participants
Statements of your account activity will be sent to you after each transaction, which will simplify your record keeping. Each Preferred Stock Plan account statement will show the amount invested, the purchase price and the number of shares of 5.50% Preferred Stock and 6.50% Preferred Stock purchased. The statement will include specific cost basis information in accordance with applicable law. Please notify Computershare promptly either in writing, by telephone or through the Internet if your address changes. In addition, you will receive copies of the same communications sent to all other holders of shares of 5.50% Preferred Stock and 6.50% Preferred Stock, if any. You also will receive any U.S. Internal Revenue Service, or the “IRS,” information returns, if required. Please retain all account statements for your records. The statements contain important tax and other information.
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
U.S. Federal Income Tax Consequences of Participating in the Preferred Stock Plan
Preferred stockholders who receive dividends or distributions in the form of stock are subject to the same U.S. federal, state and local tax consequences as are preferred stockholders who elect to receive their dividends or distributions in cash. A preferred stockholder’s basis for determining gain or loss upon the sale of stock received in a dividend or distribution from us will be equal to the total dollar amount of the dividend or distribution payable to the stockholder. Any stock received in a dividend or distribution will have a new holding period for tax purposes commencing on the day following the day on which the shares of 5.50% Preferred Stock and 6.50% Preferred Stock are credited to the U.S. Stockholder’s account.

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
If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would we be required to make distributions. Distributions would generally be taxable to our individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current or accumulated earnings and profits, provided certain holding period and other requirements are met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our stockholders our accumulated earnings and profits attributable to non-RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years. The remainder of this discussion assumes we will qualify for taxation as a RIC.
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
Taxation of U.S. Stockholders
Distributions by us generally are taxable to U.S. Stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. Stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. Provided that certain holding period and other requirements are met, such distributions (if properly reported by us) may qualify (i) for the dividends received deduction available to corporations, but only to the extent that our income consists of dividend income from U.S. corporations and (ii) in the case of individual stockholders, as qualified dividend income eligible to be taxed at long-term capital gain rates to the extent that we receive qualified dividend income (generally, dividend income from taxable domestic corporations and certain qualified foreign corporations). There can be no assurance as to what portion, if any, of our distributions will qualify for favorable treatment as qualified dividend income. See “—Important Tax Information” below for certain historic information regarding the portion of our distributions eligible for the dividends received deduction.
Certain U.S. Stockholders are limited in their ability to deduct interest expense described in Section 163(j) of the Code. If Section 163(j) applies, the business interest expense deduction allowed for the tax year is generally limited to the sum of: (1) business interest income, (2) 30% of the taxpayer’s adjusted taxable income, and (3) the taxpayer’s “floor plan financing interest expense.” Properly reported dividends paid by us that are attributable to our net business interest income may be treated as Section 163(j) interest dividends, provided that certain holding period and other requirements are satisfied and subject to certain limitations. There can be no assurance as to what portion, if any, of our distributions will qualify for such interest income. See “—Important Tax Information” below for certain historic information regarding the portion of our distributions eligible for treatment as Section 163(j) distributions.

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
Payments of dividends, including deemed payments of constructive dividends, or the proceeds of the sale or other taxable disposition of our common stock generally are subject to information reporting unless the U.S. Stockholder is an exempt recipient. Such payments may also be subject to U.S. federal backup withholding at the applicable rate if the recipient of such payment fails to supply a taxpayer identification number or otherwise comply with the rules for establishing an exemption from backup withholding. Backup withholding is not an additional tax, and any amounts withheld under the backup withholding rules generally will be allowed as a refund or credit against the holder’s U.S. federal income tax liability, provided that certain information is provided timely to the IRS.
Taxation of Non-U.S. Stockholders
Whether an investment in our common stock is appropriate for a Non-U.S. Stockholder will depend upon that person’s particular circumstances. An investment in our common stock by a Non-U.S. Stockholder may have adverse tax consequences. Non-U.S. Stockholders should consult their tax advisers before investing in our common stock.
Distributions of our “investment company taxable income” to Non-U.S. Stockholders that are not “effectively connected” with a U.S. trade or business conducted by the Non-U.S. Stockholder, will generally be subject to withholding of U.S. federal income tax at a rate of 30% (or lower applicable treaty rate) to the extent of our current or accumulated earnings and profits.
Under Section 871(k) of the Code, properly reported distributions to Non-U.S. Stockholders are generally exempt from U.S. federal withholding tax where they (i) are paid in respect of our “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we are at least a 10% stockholder, reduced by expenses that are allocable to such income) or (ii) are paid in respect of our “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for such taxable year). However, depending on our circumstances, we may report all, some or none of our potentially eligible dividends as such qualified net interest income or as qualified short-term capital gains, and/or treat such dividends, in whole or in part, as ineligible for this exemption from withholding. In order to qualify for this exemption from withholding, a Non-U.S. Stockholder needs to comply with applicable certification requirements relating to its non-U.S. status (including, in general, furnishing an IRS Form W-8BEN, W-8BEN-E or substitute form). In the case of shares held through an intermediary, the intermediary may withhold even if we report the payment as qualified net interest income or qualified short-term capital gain. Non-U.S. Stockholders should contact their intermediaries with respect to the application of these rules to their accounts. There can be no assurance as to what portion of our distributions will qualify for favorable treatment as qualified net interest income or qualified short-term capital gains. See “—Important Tax Information” below for certain historic information regarding the portion of our distributions eligible for treatment as qualified net interest income or qualified short-term capital gains.
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
Important Tax Information

We have generated certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S stockholders. As described above, under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. For the 2022 calendar year 54.14% of our taxable ordinary dividends as of December 31, 2022 qualified as interest related dividends which are generally exempt from U.S. withholding tax applicable to non-U.S. stockholders..

We have generated income that may be beneficial to shareholders that face interest expense limitations. As described above, under IRC Section 163(j) and the regulations thereunder, a RIC is permitted to designate distributions attributable to net business interest income as section 163(j) interest dividends. For the 2022 calendar year 82.38% of our taxable ordinary dividends as of December 31, 2022 qualified as section 163(j) interest dividends.

We have generated dividend income that may be beneficial to certain U.S. corporate shareholders. As described above, under IRC Code Sections 243 and 854, a RIC is permitted to designate ordinary dividends as eligible for the 50% dividends received deduction. For the 2022 calendar year 3.63% of our taxable ordinary dividends as of December 31, 2022 qualified for the deduction under sections 243 and 854.

No assurances can be given as to the portion of our future distributions that will qualify under Section 871(k), Section 163(j), or Sections 243 and 854.
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
b.is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act for certain financial companies such as banks, brokers, commercial finance companies, mortgage companies and insurance companies; and
c.satisfies any of the following:
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
Senior Securities
Business development companies are generally able to issue senior securities such that their asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. In March 2018, the Small Business Credit Availability Act added Section 61(a)(2) to the 1940 Act, a successor provision to Section 61(a)(1) referenced therein, which reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. On March 30, 2020, our Board of Directors approved, and on May 5, 2020, at a special meeting of our stockholders, our stockholders approved, the application to us of the reduced asset coverage requirements in Section 61(a) of the 1940 Act. The application of the reduced asset coverage requirement, which became effective on May 6, 2020, permits us, provided certain requirements are satisfied, to double the maximum amount of leverage that it is permitted to incur by reducing the asset coverage requirement applicable to us from 200% to 150% (a 2:1 debt to equity ratio, as opposed to a 1:1 debt to equity ratio), as provided for in Section 61(a)(2) of the 1940 Act. In other words, under the 1940 Act, the Company is now able to borrow $2 for investment purposes for every $1 of investor equity, as opposed to borrowing $1 for investment purposes for every $1 of investor equity. As a result, the Company may incur additional indebtedness and investors in the Company may face increased investment risk. In addition, the Company’s management fee payable to the Investment Adviser is based on the Company’s average adjusted gross assets, which includes leverage and, as a result, if the Company incurs additional leverage, management fees paid to the Investment Adviser would increase. As of June 30, 2023, our asset coverage ratio stood at 297.0% based on the outstanding principal amount of our senior securities representing indebtedness of $2.6 billion and our asset coverage ratio on our senior securities that are stock was 186.2%.
We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors - Risks Relating to Our Securities.”
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
Our $156.2 million of 6.375% convertible notes due 2025 are referred to as the “2025 Notes” or the “Convertible Notes”. Our $81.2 million of 6.375% unsecured notes due 2024 are referred to as the “6.375% 2024 Notes”. Our $400.0 million of 3.706% unsecured notes due 2026 are referred to as the “2026 Notes”. Our $300.0 million of 3.364% unsecured notes due 2026 are referred to as the “3.364% 2026 Notes”. Our $300.0 million of 3.437% unsecured notes due 2028 are referred to as the “3.437% 2028 Notes”, and collectively with the 6.375% 2024 Notes, the 2026 Notes, and the 3.364% 2026 Notes are the “Public Notes”. Any corporate notes issued pursuant to our medium term notes program with InspereX LLC are referred to as “Prospect Capital InterNotes®”. The Convertible Notes, Public Notes, and Prospect Capital InterNotes® are collectively referred to as the “Unsecured Notes”.

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
•The discontinuation of LIBOR, and the transition to SOFR, may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio or issued by us.
•Volatility in the global financial markets could have a material adverse effect on our business, financial condition and results of operations.
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
•Investments in covenant-lite loans may expose us to different and increased risks.

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
•Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

General Risk Factors
•We may experience fluctuations in our quarterly results.

Risks Relating to Our Business
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
Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, inflation levels have been at their highest point in nearly 40 years and the Federal Reserve has continued its campaign to raise certain benchmark interest rates in an effort to combat inflation. As inflation increases, the real value of our common stock and distributions therefore may decline. In addition, during any periods of rising inflation, the interest rates of debt securities we issue would likely increase, which would tend to further reduce returns to common stockholder; likewise, as interest rates increase, the value of our debt investments would decrease, though this effect can be less pronounced for floating rate instruments. This could also lead to decreased asset coverage for our outstanding debt and preferred stock. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and our investments may not keep pace with inflation, which may result in losses to our stockholders. This risk is greater for fixed-income instruments with longer maturities.
Capital markets may experience periods of disruption and instability, and we cannot predict when these conditions occur. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
From time to time, capital markets may experience periods of disruption and instability, which may be evidenced by a lack of liquidity in debt capital markets, write-offs in the financial services sector, re-pricing of credit risk and failure of certain major financial institutions. While the extreme volatility and disruption that U.S. and global markets experienced for an extended period of time beginning in 2007 and 2008 had, until the recent coronavirus (“COVID-19”) outbreak, generally subsided, uncertainty and periods of volatility still remain, and risks to a robust resumption of growth persist.

Equity capital may be difficult to raise during such periods of adverse or volatile market conditions because subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without general approval by our stockholders, which we currently have until June 9, 2024 , and approval of the specific issuance by our Board of Directors. In addition, our ability to incur indebtedness or issue preferred stock is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness or issue preferred stock. The debt capital that may be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.
Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness, including the final maturity of our revolving credit facility in September 2027, and any failure to do so could have a material adverse effect on our business. The re-appearance of market conditions similar to those experienced during portions of 2020 and from 2007 through 2009 for any substantial length of time or worsened market conditions, including as a result of U.S. government shutdowns or the perceived creditworthiness or stability of the United States, could make it difficult to extend the maturity of, or refinance, our existing indebtedness, or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience. Further, if we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.
The illiquidity of our investments may make it difficult for us to sell such investments, if required. As a result, we may realize significantly less than the value at which we have recorded our investments if forced to liquidate quickly.
Given the extreme volatility and dislocation that the capital markets have historically experienced, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital. We may in the future have difficulty accessing debt and equity capital, and a severe disruption in the global financial markets or deterioration in credit and financing conditions could have a material adverse effect on our business, financial condition and results of operations. In addition, significant changes in the capital markets, including extreme volatility and disruption, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations.
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
We record certain of our assets at fair value, as determined in good faith by our Board of Directors in accordance with our valuation policy. As a result, volatility in the capital markets may have a material adverse effect on our investment valuations and our net asset value, even if we plan to hold investments to maturity.

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
Deterioration in the economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to our business. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, the effect of the United Kingdom leaving the European Union (the “EU”), and market volatility and loss of investor confidence driven by political events. The departure of the United Kingdom from the EU has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.
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
The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics and pandemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide, which could adversely affect our business, financial condition or results of operations. For example, the COVID-19 pandemic in many countries adversely impacted global commercial activity, and contributed to significant volatility in financial markets. The occurrence of events similar to those in recent years, such as localized wars, instability, new and ongoing pandemics (such as COVID-19), epidemics or outbreaks of infectious diseases in certain parts of the world, natural/environmental disasters, terrorist attacks in the U.S. and around the world, social and political discord, debt crises, sovereign debt downgrades, increasingly strained relations between the U.S. and a number of foreign countries, new and continued political unrest in various countries, the exit or potential exit of one or more countries from the EU or the EMU, continued changes in the balance of political power among and within the branches of the U.S. government, and government shutdowns, among others, may have a material adverse impact on the ability of our portfolio companies to fulfill their end customers’ orders due to supply chain delays, limited access to key commodities or technologies or other events that impact their manufacturers or their suppliers. Such events have affected, and may in the future affect, the global and U.S. capital markets, and our business, financial condition or results of operations.
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
As a result of Russia's military invasion of Ukraine, the United States and other countries imposed broad-reaching political and economic sanctions on Russia, certain Russian allies believed to be providing them military or financial support, on private and public companies domiciled in Russia, including public issuers and banking and financial institutions, and on a variety of individuals. These sanctions, combined with equivalent measures taken by foreign businesses ceasing operations in Russia, continue to adversely impact global financial markets, disrupt global supply chains, and impair the value and liquidity of issuers that continue to maintain exposure to Russia and its allies, Russian investments and sectors that can be impacted by restrictions on Russian imports and exports, such as the oil and gas industry.
It is not possible to predict the longer-term consequences of this conflict, which could include further sanctions, retaliatory measures taken by Russia, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. However, the consequences of the conflict between Russia and Ukraine could result in a worsening economic downturn and/or recession, globally and/or locally in the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited "cold" wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on our returns and net asset value. We have no way to predict the duration or outcome of the situation, as the conflict and government reactions are rapidly developing and beyond our control. Prolonged unrest, military activities, or broad-based sanctions could have a material adverse effect on our portfolio companies. Such consequences also may increase our funding cost or limit our access to the capital markets.
Legislative or other actions relating to taxes could have a negative effect on us.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. For example, the Tax Cuts and Jobs Act made substantial changes to the Code. Among those changes were a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various previously allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain additional limitations on the deduction of net operating losses, certain preferential rates of taxation on certain dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers, and significant changes to the international tax rules. Changes to the U.S. federal tax laws and interpretations thereof could adversely affect an investment in our common stock.
Rising interest rates or changes in interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.
Our debt investments are generally based on floating rates, such as London Interbank Offer Rate (“LIBOR”), EURIBOR, Secured Overnight Financing Rate (“SOFR”), the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. An increase in interest rates generally will increase the cost of borrowing for the companies in which we invest and may make them less profitable, which generally would decrease the value of our investments in them. In addition, although we generally expect to invest a limited percentage of our assets in instruments with a fixed interest rate, including subordinated loans, senior and junior secured and unsecured debt securities and loans in high yield bonds, an increase in interest rates could decrease the value of those fixed rate investments. Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to the Company. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

Because we have borrowed money, and continue to issue preferred stock to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay dividends on preferred stock and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase except to the extent we have issued fixed rate debt or preferred stock, which could reduce our net investment income.
You should also be aware that a change in the general level of interest rates can be expected to lead to a change in the interest rate we receive on many of our debt investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold and may result in a substantial increase in the amount of Incentive Fees payable to our Investment Advisor with respect to the portion of the incentive fee based on income.
Interest rates have risen over the past year, and the risk that they may continue to do so is pronounced.
The discontinuation of LIBOR, may adversely affect the value of floating-rate debt securities in our portfolio or issued by us.
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. LIBOR can no longer be used to calculate new deals as of December 31, 2021. Since December 31, 2021, all sterling, euro, Swiss franc and Japanese yen LIBOR settings and the 1-week and 2-month U.S. dollar LIBOR settings have ceased to be published or are no longer representative. Overnight and 12-month US dollar LIBOR settings permanently ceased as of June 30, 2023. 1-, 3-, and 6-month U.S. dollar LIBOR settings will continue to be published using a synthetic methodology until September 2024. Various financial industry groups have begun planning for the transition away from LIBOR, but there are challenges to converting certain securities and transactions to a new reference rate. Neither the effect of the LIBOR transition process nor its ultimate success can yet be known.
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
The CLOs we are invested in have included, or have been amended to include, language permitting the CLO investment manager to implement a market replacement rate (like SOFR) upon the occurrence of certain material disruption events. We believe that because CLO managers and other CLO market participants have been preparing for an eventual transition away from LIBOR, we do not anticipate such a transition to have a material impact on the liquidity or value of any of our LIBOR-referenced CLO investments. However, because the specific effects of the transition away from LIBOR cannot be determined with certainty as of the date of this filing, the transition away from LIBOR could:

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
Many underlying corporate borrowers can elect to pay interest based on 1-month SOFR, 3-month SOFR and/or other rates in respect of the loans held by CLOs in which we are invested, in each case plus an applicable spread, whereas CLOs generally pay interest to holders of the CLO’s debt tranches based on 3-month SOFR plus a spread. The 3-month SOFR currently exceeds the 1-month SOFR, which may result in many underlying corporate borrowers electing to pay interest based on 1-month SOFR. This mismatch in the rate at which CLOs earn interest and the rate at which they pay interest on their debt tranches negatively impacts the cash flows on a CLO’s equity tranche, which may in turn adversely affect our cash flows and results of operations. Unless spreads are adjusted to account for such increases, these negative impacts may worsen as the amount by which the 3-month SOFR exceeds the 1-month SOFR increases.
The senior secured loans underlying the CLOs in which we invest typically have floating interest rates. A rising interest rate environment may increase loan defaults, resulting in losses for the CLOs in which we invest. In addition, increasing interest rates may lead to higher prepayment rates, as corporate borrowers look to avoid escalating interest payments or refinance floating rate loans. Further, a general rise in interest rates will increase the financing costs of the CLOs. However, since many of the senior secured loans within CLOs have SOFR floors, if SOFR is below the average SOFR floor, there may not be corresponding increases in investment income resulting in smaller distributions to equity investors in these CLOs.
The actual effects of the establishment of alternative reference rates or any other reforms to LIBOR or other reference rates cannot be predicted at this time, and the transition away from LIBOR and other current reference rates to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations. Factors such as the pace of the transition to replacement or reformed rates, the specific terms and parameters for and market acceptance of any alternative reference rate, prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates could also have a material adverse effect on our business, financial condition and results of operations.
Volatility in the global financial markets could have a material adverse effect on our business, financial condition and results of operations.
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
Our most recent NAV was calculated on June 30, 2023 and our NAV when calculated effective September 30, 2023 and thereafter may be higher or lower.
Our NAV per common share is $9.24 as of June 30, 2023. NAV per common share as of September 30, 2023 may be higher or lower than $9.24 based on potential changes in valuations, issuances of securities, repurchases of securities, dividends paid and earnings for the quarter then ended. Our Board of Directors has not yet determined the fair value of portfolio investments at any date subsequent to June 30, 2023. Our Board of Directors determines the fair value of our portfolio investments on a quarterly basis in connection with the preparation of quarterly financial statements and based on input from independent valuation firms, the Investment Adviser, the Administrator and the Audit Committee of our Board of Directors.

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
The Investment Adviser receives a quarterly income incentive fee based, in part, on our pre-incentive fee net investment income, if any, for the immediately preceding calendar quarter. This income incentive fee is subject to a fixed quarterly hurdle rate before providing an income incentive fee return to Prospect Capital Management. This fixed hurdle rate was determined when then current interest rates were relatively low on a historical basis. Thus, as interest rates rise, it could become easier for our investment income to exceed the hurdle rate and, as a result, more likely that Prospect Capital Management will receive an income incentive fee than if interest rates on our investments remained constant or decreased. Subject to the receipt of any requisite stockholder approval under the 1940 Act, our Board of Directors may adjust the hurdle rate by amending the Investment Advisory Agreement.
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
Cyber-security failures or breaches of the Investment Adviser, any future sub-adviser(s), the Administrator and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate our net asset value, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. We and our Investment Adviser’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. While we have established a business continuity plan in the event of, and risk management systems to prevent, such cyber-attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, we cannot control the cyber-security plans and systems put in place by our service providers and issuers in which we invest. We and our stockholders could be negatively impacted as a result. Cyber-security has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. In addition, state and federal laws and regulations related to BDC and RIC cyber-security compliance continue to evolve and change. These changes may require substantial investments in new technology, software and personnel, which could affect our profitability. These changes may also result in enhanced and unforeseen consequences for cyber-related breaches and incidents, which may further adversely affect our profitability. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.
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
We have incurred indebtedness under our revolving credit facility and through the issuance of the Unsecured Notes, have issued and are continuing to issue preferred stock and, in the future, may issue additional preferred stock or debt securities and/or borrow additional money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which would prohibit us from paying dividends in cash or other property and could prohibit us from qualifying as a RIC. If we cannot satisfy this test, we may be required to sell a portion of our investments or sell additional shares of common stock at a time when such sales may be disadvantageous in order to repay a portion of our indebtedness or otherwise increase our net assets. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock. If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.
As a BDC regulated under provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below the current net asset value per share without stockholder approval. If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of our common stock in certain circumstances, one of which is if (i)(1) the holders of a majority of our shares (or, if less, at least 67% of a quorum consisting of a majority of our shares) and a similar majority of the holders of our shares who are not affiliated persons of us approve the sale of our common stock at a price that is less than the current net asset value (which has currently occurred and is effective through June 9, 2024), and (2) a majority of our Directors who have no financial interest in the transaction and a majority of our independent Directors (a) determine that such sale is in our and our stockholders’ best interests and (b) in consultation with any underwriter or underwriters of the offering, make a good faith determination as of a time either immediately prior to the first solicitation by us or on our behalf of firm commitments to purchase such shares, or immediately prior to the issuance of such shares, that the price at which such shares are to be sold is not less than a price which closely approximates the market value of such shares, less any distributing commission or discount or (ii) a majority of the number of the beneficial holders of our common stock entitled to vote at our annual meeting, without regard to whether a majority of such shares are voted in favor of the proposal, approve the sale of our common stock at a price that is less than the current net asset value per share.
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
Some of our portfolio companies have relatively short or no operating histories. These companies are and will be subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their objectives, and the value of our investment in them may decline substantially or fall to zero. In addition, investment in the middle-market companies that we are targeting involves a number of other significant risks, including:
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

We acquire majority interests in operating companies engaged in a variety of industries. When we acquire interests in these companies we generally seek to apply financial leverage to them in the form of debt. In most cases all or a portion of this debt is held by us, with the obligor being either the operating company itself, a holding company through which we own our majority interest or both. The level of debt leverage utilized by these companies makes them susceptible to the risks identified above.
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
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets may increase, and the value of our portfolio may decrease during these periods as we are required to record the values of our investments at fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we or one of our affiliates may have structured our interest in such portfolio company as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding as equity and subordinate all or a portion of our claim to claims of other creditors.
Recently, central banks such as the Federal Reserve Bank have been increasing interest rates in an effort to slow the rate of inflation. There is a risk that increased interest rates may cause the economy to enter a recession.
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
The below calculation assumes (i) $8.4 billion in total assets, (ii) an average cost of funds of 5.63% (including preferred dividend payments), (iii) $2.6 billion in debt outstanding, (iv) $0.9 billion in liquidation preference of the 5.50% Preferred Stock outstanding, (v) $0.15 billion in 5.35% Preferred Stock outstanding, (vi) $1.2 billion in liquidation preference of 6.50% Preferred Stock outstanding, and (vi) $3.6 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(1)	(30.8)%	(19.2)%	(7.5)%	4.2%	15.8%
The below calculation assumes (i) $8.4 billion in total assets, (ii) an average cost of funds of 5.29% (including preferred dividend payments), (iii) $2.6 billion in debt outstanding, (iv) $0.15 billion in 5.35% Preferred Stock outstanding, and (v) $5.7 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(2)	(17.2)%	(9.9)%	(2.5)%	4.9%	12.2%

(1) Assumes no conversion of 5.50% Preferred Stock and 6.50% Preferred Stock to common stock.
(2) Assumes the conversion of $0.9 billion in 5.50% Preferred Stock and $1.2 billion in 6.50% Preferred Stock at a conversion rate based on the 5-day VWAP of our common stock on June 30, 2023, which was $6.16, and a Holder Optional Conversion Fee (as defined in the prospectus supplement relating to the applicable offering) of 9.00% on Series A1 Preferred Stock, Series A3 Preferred Stock, and Series AA2 Preferred Stock of the maximum public offering price disclosed within the applicable prospectus supplements. The actual 5-day VWAP of our common stock on a Holder Conversion Exercise Date may be more or less than $6.16, which may result in more or less shares of common stock issued.
The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.
Pursuant to SEC regulations, this table is calculated as of June 30, 2023. As a result, it has not been updated to take into account any changes in assets or leverage since June 30, 2023.
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
We have entered into dealer manager agreements and underwriting agreements pursuant to which we intend to sell shares of 5.50% Preferred Stock and 6.50% Preferred Stock, the terms of which could result in significant dilution to existing common stockholders.
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”) (the “Original Dealer Manager Agreement”), amended and restated on February 25, 2021 and further amended on June 9, 2022, October 7, 2022 and February 10, 2023 (as so amended, the “Amended and Restated Dealer Manager Agreement”), pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and exclusive dealer manager for the Company’s offering of up to 72,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Under the Amended and Restated Dealer Manager Agreement, the preferred stock is being issued in multiple series, including the Series A1 Preferred Stock, the Series A3 Preferred Stock, the Series M1 Preferred Stock, the Series M2 Preferred Stock and the Series M3 Preferred Stock, and the Company may offer any future series of preferred stock, provided that the aggregate number of shares issued across all series of preferred stock under the Amended and Restated Dealer Manager Agreement shall not exceed 72,000,000 shares.
On October 30, 2020, and amended on February 18, 2022 and October 7, 2022, we entered into a Dealer Manager Agreement with InspereX LLC (“InspereX Dealer Manager Agreement”), pursuant to which InspereX LLC has agreed to serve as the Company’s agent and dealer manager for the Company’s offering of up to 10,000,000 shares, par value $0.001 per share, of 5.50% Series AA1 Preferred Stock, 5.50% Series MM1 Preferred Stock, 6.50% Series AA2 Preferred Stock and 6.50% Series MM2 Preferred Stock with a liquidation preference of $25.00 per share. The Company may offer any future series of preferred stock, provided that the aggregate number of shares issued across all series of preferred stock offered pursuant to the InspereX Dealer Manager Agreement shall not exceed 10,000,000 shares.
On May 19, 2021, we entered into an Underwriting Agreement with UBS Securities LLC, relating to the offer and sale of 187,000 shares, par value $0.001 per share, of Series A2 Preferred Stock, with a liquidation preference of $25.00 per share.
At any time prior to the listing of the 5.50% Preferred Stock or 6.50% Preferred Stock on a national securities exchange, shares of the 5.50% Preferred Stock and 6.50% Preferred Stock will be convertible, at the option of the holder of the 5.50% Preferred Stock or 6.50% Preferred Stock (the “Holder Optional Conversion”). We will settle any Holder Optional Conversion by paying or delivering, as the case may be, (A) any portion of the Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the Settlement Amount, minus (b) any portion of the Settlement Amount that we elect to pay in cash, divided by (2) the arithmetic average of the daily volume weighted average price of shares of our common stock over each of the five consecutive trading days ending on the Holder Conversion Exercise Date (such arithmetic average, the “5-day VWAP”). For the Series A1 Preferred Stock, the Series A3 Preferred Stock, the Series AA1 Preferred Stock, the Series AA2 Preferred Stock, and the Series A2 Preferred Stock, “Settlement Amount” means (A) $25.00 per share (the “Stated Value”), plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the applicable Holder Optional Conversion Fee for the respective Holder Conversion Deadline. For the “Series M Preferred Stock”), “Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the applicable Series M Clawback, if any “Series M Clawback”, if applicable, means an amount equal to the aggregate amount of all dividends, whether paid or accrued, on such share of Series M Stock in the three full months prior to the Holder Conversion Exercise Date. Subject to certain limited exceptions, we will not pay any portion of the Settlement Amount in cash (other than cash in lieu of fractional shares of our common stock) until the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred

Stock has been issued. Beginning on the five year anniversary of the date on which a share of 5.50% Preferred Stock is issued, we may elect to settle all or a portion of any Holder Optional Conversion in cash without limitation or restriction. The right of holders to convert a share of 5.50% Preferred Stock or 6.50% Preferred Stock will terminate upon the listing of such share on a national securities exchange.
Holders of 5.50% Preferred Stock and 6.50% Preferred Stock may elect to convert their shares of 5.50% Preferred Stock and 6.50% Preferred Stock at any time by delivering a notice of conversion (the “Holder Conversion Notice”). A Holder Conversion Notice will be effective as of the 15th day of the month (or, if the 15th day of the month is not a business day, then on the business day immediately preceding the 15th day) or the last business day of the month, whichever occurs first after a Holder Conversion Notice is duly received (each such date, a “Holder Conversion Deadline”). Any Holder Conversion Notice received after 5:00 p.m. Eastern time on a Holder Conversion Deadline will be effective as of the next Holder Conversion Deadline. For all shares of 5.50% Preferred Stock or 6.50% Preferred Stock duly submitted to us for conversion on or before a Holder Conversion Deadline, we will determine the Settlement Amount on any business day after such Holder Conversion Deadline but before the next Holder Conversion Deadline (such date, the “Holder Conversion Exercise Date”). Within such period, we may select the Holder Conversion Exercise Date in our sole discretion. We may, in our sole discretion, permit a holder to revoke their Holder Conversion Notice at any time prior to 5:00 pm, Eastern time, on the business day immediately preceding the Holder Conversion Exercise Date.
Subject to certain limited exceptions allowing earlier redemption, beginning on the earlier of the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred Stock has been issued, or, for listed shares of 5.50% Preferred Stock or 6.50% Preferred Stock, five years from the earliest date on which any series that has been listed was first issued (the earlier of such dates, the “Redemption Eligibility Date”), such share of 5.50% Preferred Stock or 6.50% Preferred Stock may be redeemed at any time or from time to time at our option (the “Issuer Optional Redemption”) upon not less than 10 calendar days nor more than 90 calendar days written notice to the holder prior to the date fixed for redemption thereof, at a redemption price of 100% of the Stated Value of the shares of 5.50% Preferred Stock or 6.50% Preferred Stock to be redeemed plus unpaid dividends accrued to, but not including, the date fixed for redemption.
Subject to certain limitations, each share of 5.50% Preferred Stock and 6.50% Preferred Stock will be convertible at our option, upon not less than 30 calendar days nor more than 90 calendar days written notice to the holder (the “Issuer Optional Conversion”) prior to the date fixed for conversion thereof. We will settle any Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the 5-day VWAP, subject to our ability to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value if the 5-day VWAP represents a discount to our net asset value per share of common stock. For the 5.50% Preferred Stock, “IOC Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the date fixed for conversion. Subject to certain limited exceptions, we will not exercise an Issuer Optional Conversion with respect to a share of 5.50% Preferred Stock or 6.50% Preferred Stock until after the date set forth in the applicable prospectus supplement with respect to the 5.50% Preferred Stock or 6.50% Preferred Stock. In connection with an Issuer Optional Conversion, we will use commercially reasonable efforts to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value. If we do not have or obtain any required stockholder approval under the 1940 Act to sell our common stock below net asset value and the 5-day VWAP is at a discount to our net asset value per share of common stock, we will settle any conversions in connection with an Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the NAV per share of common stock at the close of business on the business day immediately preceding the date of conversion (the "NAV-Based Conversion Rate"). We will not pay any portion of the IOC Settlement Amount from an Issuer Optional Conversion in cash (other than cash in lieu of fractional shares of our common stock) until the Redemption Eligibility Date. Beginning on the Redemption Eligibility Date, we may elect to settle any Issuer Optional Conversion in cash without limitation or restriction. In the event that we exercise an Issuer Optional Conversion with respect to any shares of 5.50% Preferred Stock or 6.50% Preferred Stock, the holder of such 5.50% Preferred Stock or 6.50% Preferred Stock may instead elect a Holder Optional Conversion with respect to such 5.50% Preferred Stock or 6.50% Preferred Stock provided that the date of conversion for such Holder Optional Conversion would occur prior to the date of conversion for an Issuer Optional Conversion.
On June 12, 2020, June 11, 2021 and June 10, 2022, we obtained stockholder approval under Section 63 of the 1940 Act to issue shares of common stock below net asset value until June 10, 2023. On June 9, 2023 at a special meeting of our stockholders, our stockholders again authorized us to issue shares of our common stock below net asset value during the next 12 months until June 19, 2024. We believe that pursuant to this approval any shares of 5.50% Preferred Stock or 6.50%

Preferred Stock issued prior to June 9, 2024 may be converted into shares of common stock pursuant to the Issuer Optional Conversion using the 5-day VWAP to determine the conversion rate at any time, including after June 10, 2024. We believe any shares of 5.50% Preferred Stock or 6.50% Preferred Stock issued after June 9, 2024 may be converted into shares of common stock pursuant to the Issuer Optional Conversion using the 5-day VWAP to determine the conversion rate only if we have obtained stockholder approval for the period in which such shares of 5.50% Preferred Stock or 6.50% Preferred Stock were issued (assuming the 5-day VWAP results in a price below net asset value).
The application of Section 63 of the 1940 Act with respect to the conversion of the 5.50% Preferred Stock or 6.50% Preferred Stock under the Issuer Optional Conversion is unclear. It is possible the SEC will assert a position that stockholder approval to issue shares of common stock below net asset value must be obtained for the year in which the Issuer Optional Conversion is exercised, instead of the time at which the 5.50% Preferred Stock or 6.50% Preferred Stock is issued. If the SEC asserted this position and prevailed, we would be required to obtain stockholder approval under the 1940 Act for the years in which we exercise the Issuer Optional Conversion. Obtaining this approval may cause us to incur additional costs and there can be no assurance such stockholder approval will be obtained. If we cannot obtain stockholder approval required by the 1940 Act to issue shares of common stock below net asset value at the time of an Issuer Optional Conversion, then the Issuer Optional Conversion will be effected at the NAV-Based Conversion Rate.
An investment in shares of the 5.50% Preferred Stock and 6.50% Preferred Stock involves certain additional risks, including the risks discussed herein. For additional information on the 5.50% Preferred Stock and 6.50% Preferred Stock, including the risks involved in investing in the 5.50% Preferred Stock or 6.50% Preferred Stock, please refer to the applicable prospectus supplement pursuant to which such sale is made.
The price of our common stock may fluctuate significantly during the period used to calculate any 5-day VWAP with respect to the 5.50% Preferred Stock and 6.50% Preferred Stock, and this may make it difficult for holders of the 5.50% Preferred Stock and 6.50% Preferred Stock to resell the 5.50% Preferred Stock and 6.50% Preferred Stock or common stock issuable upon conversion of the 5.50% Preferred Stock and 6.50% Preferred Stock when such holder wants or at prices such holder finds attractive.
The price of our common stock on the Nasdaq Global Select Market constantly changes. We expect that the market price of our common stock will continue to fluctuate. Because the 5.50% Preferred Stock and 6.50% Preferred Stock are convertible into our common stock based on the 5-day VWAP, volatility or declining prices for our common stock during the period used to determine the 5-day VWAP or during the period between when a holder delivers a Holder Conversion Notice and the related Holder Conversion Exercise Date, could have a similar effect on the value of the 5.50% Preferred Stock and 6.50% Preferred Stock or the trading price thereof when and if the 5.50% Preferred Stock and 6.50% Preferred Stock are ever listed.
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
With respect to the 5.50% Preferred Stock and 6.50% Preferred Stock, the consideration paid upon a Holder Optional Conversion and Issuer Optional Conversion is uncertain.
Under the terms of the 5.50% Preferred Stock and 6.50% Preferred Stock, we or holders of shares of the 5.50% Preferred Stock and 6.50% Preferred Stock may choose to convert shares of 5.50% Preferred Stock 6.50% Preferred Stock at a time when the market price of common stock has dropped significantly. If we elect to settle conversions in shares of our common stock, this may cause significant dilution to the net asset value per share of our outstanding shares of common stock, including shares of common stock owned by holders of 5.50% Preferred Stock and 6.50% Preferred Stock that had previously converted their 5.50% Preferred Stock and 6.50% Preferred Stock into common stock. With respect to any conversion of the 5.50% Preferred Stock and 6.50% Preferred Stock, we may elect, at our sole discretion and subject to certain restrictions and limitations, to pay any portion (or no portion) of the amount owed in cash and settle the remaining portion in shares of our common stock. We will not pay any portion of the conversion proceeds for a share of 5.50% Preferred Stock and 6.50% Preferred Stock from a Holder Optional Conversion in cash (other than cash in lieu of fractional shares of our common stock) until the five year anniversary of the date on which such share of 5.50% Preferred Stock and 6.50% Preferred Stock has been issued, unless our Board of Directors determines, in its sole discretion, that the issuance of common stock in satisfaction of a Holder Optional Conversion would be materially detrimental to, and not in the best interest of, existing common stockholders. Beginning on the five year anniversary of the date on which a share of 5.50% Preferred Stock and 6.50% Preferred Stock are issued, we may elect to settle all or a portion of any Holder Optional Conversion in cash without limitation or restriction.
The conversion rates for the Holder Optional Conversion and, assuming we have the necessary approval under the 1940 Act, the Issuer Optional Conversion are both based on the 5-day VWAP, which may represent a discount to the NAV per share of our common stock. If we do not have or obtain any required stockholder approval under the 1940 Act to sell our common stock below net asset value, 5.50% Preferred Stock and 6.50% Preferred Stock may be converted into common stock in connection with an Issuer Optional Conversion at a conversion rate based on our NAV per share of common stock if the 5-day VWAP represents a discount to the NAV per share of our common stock. In this circumstance, there may be fewer shares of common stock issued upon conversion of the shares of 5.50% Preferred Stock and 6.50% Preferred Stock; while this would reduce dilution to existing common stockholders, including former holders of 5.50% Preferred Stock and 6.50% Preferred Stock who had previously converted their holdings to common stock, it would also reduce the proportionate interest in the Company (and thus the economic benefit to the holder of 5.50% Preferred Stock and 6.50% Preferred Stock) for holders of 5.50% Preferred Stock and 6.50% Preferred Stock subject to such an Issuer Optional Conversion. Conversely, a conversion rate based on the 5-day VWAP, if it represents a discount to our net asset value per share of common stock, would result in greater dilution to existing common stockholders (including former holders of 5.50% Preferred Stock and 6.50% Preferred Stock who had previously converted their holdings to common stock), and this outcome may be more likely given that the notice period for a Holder Optional Conversion is shorter than the notice period for an Issuer Optional Conversion, so holders of 5.50% Preferred Stock and 6.50% Preferred Stock can supersede any Issuer Optional Conversion and obtain a conversion rate based on the 5-day VWAP (assuming the 5.50% Preferred Stock and 6.50% Preferred Stock is settled in shares of our common stock and not cash).
There is no cap on the number of shares of common stock that can be issued upon the conversion of shares of 5.50% Preferred Stock and 6.50% Preferred Stock. The conversion of the 5.50% Preferred Stock and 6.50% Preferred Stock into shares of common stock could cause the price of common stock to decline significantly.
There is no cap on the number of shares of common stock that can be issued upon the conversion of shares of 5.50% Preferred Stock and 6.50% Preferred Stock. Because the number of shares of common stock issued upon conversion of the 5.50% Preferred Stock and 6.50% Preferred Stock will be based on the price of shares of common stock, the lower the price of our common stock at the time of conversion, the more shares of our common stock into which the 5.50% Preferred Stock and 6.50% Preferred Stock are convertible and the greater the dilution that will be experienced by holders of our common stock. Accordingly, there is no limit on the amount of dilution that may be experienced by holders of our common stock.
The issuance of the 5.50% Preferred Stock and 6.50% Preferred Stock may be followed by a decline in the price of our common stock, creating additional dilution to the existing holders of the common stock. Such a price decline may allow holders of 5.50% Preferred Stock and 6.50% Preferred Stock to convert shares of 5.50% Preferred Stock and 6.50% Preferred Stock into large amounts of the Company’s common stock. As these shares of common stock are issued upon conversion of the 5.50% Preferred Stock and 6.50% Preferred Stock, our common stock price may decline further.
Additionally, the issuance of the 5.50% Preferred Stock and 6.50% Preferred Stock could result in our failure to comply with the Nasdaq Global Select Market’s listing standards. The Nasdaq Global Select Market’s listing standards that may be affected by the issuance of the 5.50% Preferred Stock and 6.50% Preferred Stock include voting rights rules, bid price requirements, listing of additional shares rules, change in control rules and the Nasdaq Global Select Market’s discretionary authority rules. Failure to comply with any of these rules could result in the delisting of the Company’s common stock from the Nasdaq Global Select Market or impact the ability to list the 5.50% Preferred Stock and 6.50% Preferred Stock on a national securities exchange.
The potential decline in the price of our common stock described above may negatively affect the price of our common stock and our ability to obtain financing in the future. In addition, the issuance of the 5.50% Preferred Stock and 6.50% Preferred Stock may provide incentives for holders thereof that intend to convert their shares to seek to cause a decline in the price of our common stock (including through selling our common stock short) in order to receive an increased number of shares of our common stock upon such conversion of the 5.50% Preferred Stock and 6.50% Preferred Stock, and may encourage other investors to sell short or otherwise dispose of our common stock.
Our charter currently authorizes us to issue approximately 1.13 billion shares of common stock, in addition to our shares of common stock currently outstanding or reserved for issuance upon conversion of the Convertible Notes, and after reflecting the reclassification of 447.9 million shares of common stock as Preferred Stock. Although the Board of Directors can increase the amount of our authorized common stock and reclassify unissued preferred stock as common stock without stockholder approval, if they did not do so for any reason and our 5-day VWAP fell below approximately $1.82 per share of common stock (assuming we issued all 82,187,000 shares of the 5.50% Preferred Stock and 6.50% Preferred Stock available pursuant to the respective offerings), we would be required to settle any conversion of 5.50% Preferred Stock and 6.50% Preferred Stock in cash (to the extent we had cash available) or list the 5.50% Preferred Stock and 6.50% Preferred Stock on a national securities exchange and the value of our shares of 5.50% Preferred Stock and 6.50% Preferred Stock would then equal their market price, which may be less than $25.00 per share.
Future sales of our common stock in the public market or the issuance of securities senior to our common stock could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings, and may affect the value of the 5.50% Preferred Stock and 6.50% Preferred Stock.
Future sales of substantial amounts of our common stock or equity‑related securities in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity‑related securities, and may affect the value of the 5.50% Preferred Stock and 6.50% Preferred Stock. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale, will have on the trading price of our common stock or the value of the 5.50% Preferred Stock or 6.50% Preferred Stock.
Shares of common stock, which shares of 5.50% Preferred Stock and 6.50% Preferred Stock may be converted into, rank junior to the 5.50% Preferred Stock and 6.50% Preferred Stock with respect to dividends and upon liquidation.
We may choose to convert the 5.50% Preferred Stock and 6.50% Preferred Stock to shares of our common stock. Holders of 5.50% Preferred Stock and 6.50% Preferred Stock may also choose to convert their 5.50% Preferred Stock and 6.50% Preferred Stock, subject to our election to settle conversions in cash or shares of our common stock or a combination thereof. The rights of the holders of shares of 5.50% Preferred Stock and 6.50% Preferred Stock rank senior to the rights of the holders of shares of our common stock as to dividends and payments upon liquidation. Unless full cumulative dividends on our shares of 5.50% Preferred Stock and 6.50% Preferred Stock for all past dividend periods have been declared and paid (or set apart for payment), we will not declare or pay dividends with respect to any shares of our common stock for any period. Upon liquidation, dissolution or winding up of the Company, the holders of shares of our 5.50% Preferred Stock and 6.50% Preferred Stock are entitled to receive the Stated Value of $25.00 per share, plus an amount equal to any accumulated, accrued and unpaid dividends at the applicable rate, after provision is made for our senior liabilities, but prior and in preference to any distribution to the holders of shares of our common stock or any other class of our equity securities junior to any and all shares of our preferred stock outstanding (“Preferred Stock”).
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
The 5.35% Series A Fixed Rate Cumulative Perpetual Preferred Stock (the “5.35% Preferred Stock”) is listed on the NYSE under the symbol “PSEC PRA” and has a limited trading history. Additionally, we may list the 5.50% Preferred Stock and the

6.50% Preferred Stock on a national securities exchange upon notice to holders of 5.50% Preferred Stock and the 6.50% Preferred Stock. We cannot accurately predict the trading patterns of our Preferred Stock, including the effective costs of trading the stock, and a liquid secondary market may not develop. There is also a risk that our publicly traded preferred stock may be thinly traded, and the market for such shares may be relatively illiquid compared to the market for other types of securities, with the spread between the bid and asked prices considerably greater than the spreads of other securities with comparable terms and features. The trading price of any publicly traded preferred stock would depend on many factors, including:
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
The Company may be subject to a greater risk in this period of rising interest rates. There is a possibility that interest rates may continue to rise, which would likely drive down the prices of income- or dividend-paying securities.
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

As of June 30, 2023, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in our credit facility. Failure to comply with these covenants would result in a default under this facility which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments under the facility and thereby have a material adverse impact on our business, financial condition and results of operations.
Failure to extend our existing credit facility, the revolving period of which is currently scheduled to expire on September 15, 2026, could have a material adverse effect on our results of operations and financial position and our ability to pay expenses and make distributions.
The revolving period for our credit facility with a syndicate of lenders is currently scheduled to terminate on September 15, 2026, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders. If the credit facility is not renewed or extended by the participant banks by September 15, 2026, we will not be able to make further borrowings under the facility after such date and the outstanding principal balance on that date will be due and payable on September 15, 2027. As of June 30, 2023, we had $1,014,703 of outstanding borrowings under our credit facility. Interest on borrowings under the credit facility is one-month SOFR plus 205 basis points with a minimum SOFR floor of zero. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 40 basis points if more than 60% of the credit facility is drawn, 70 basis points if more than 35% and an amount less than or equal to 60% of the credit facility is drawn, or 150 basis points if an amount less than or equal to 35% of the credit facility is drawn.
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
The Unsecured Notes mature at various dates from January 15, 2024 to March 15, 2052. If we are unable to refinance the Unsecured Notes or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding at maturity under the facility during the one-year term-out period through one or more of the following: (1) borrowing additional funds under our then current credit facility, (2) issuance of additional common stock or (3) possible liquidation of some or all of our loans and other assets, any of which could have a material adverse effect on our results of operations and financial position. In addition, our stock price could decline significantly; we would be restricted in our ability to acquire new investments and, in connection with our year-end audit, our independent registered accounting firm could raise an issue as to our ability to continue as a going concern.
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
Under the 1940 Act, when our common stock is trading below its net asset value per share, we will not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. On June 9, 2023, at a special meeting of stockholders, our stockholders reauthorized us to sell shares of our common stock (during the following 12 months) at a price or prices below our net asset value per share at the time of sale in one or more offerings subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of its outstanding common stock immediately prior to such sale).
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
Moreover, while we have declared common stock distributions through August 2023 at the same rate as the 72 months prior to such declaration, we cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay common stock distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report. For example, if the temporary closure in 2020 of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic is reintroduced it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. In addition, if we are unable to satisfy the asset coverage test applicable to us under the 1940 Act as a business development company or if we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make common stock distributions. If we declare a common stock distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make common stock distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.
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
Sales or issuances of Preferred Stock at a discount to Stated Value reduces the net assets available to holders of our common stock.
We may receive net proceeds from the issuance of Preferred Stock in an amount less than the Stated Value of such Preferred Stock which reduces net assets available to holders of our common stock. Additionally, on June 12, 2023, the Company notified affected holders of Preferred Stock of amendments to the Preferred Stock DRIP, which became effective on July 19, 2023 and apply to all subsequent dividends and distributions. These amendments provide for additional shares of the Company’s Preferred Stock issued pursuant to the Preferred Stock DRIP to be issued at a 5% discount from the Stated Value of $25.00 per share of the Preferred Stock. Because Preferred Stock DRIP-issued Preferred Stock, like all Preferred Stock, has a $25.00 Stated Value, these issuances also reduce the net assets available to holders of our common stock. Such reductions reflect part of the issuance expenses of the Preferred Stock that common shareholders bear. See “Senior Securities, including debt and preferred equity, expose us to additional risks, including the typical risks associated with leverage and could adversely affect our business, financial condition and result of operations.”
Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.
Sales of substantial amounts of our common stock, or the availability of such common stock for sale (including as a result of the conversion of the 5.50% Preferred Stock, 6.50% Preferred Stock or of the Convertible Notes into common stock), could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

If we sell shares of our common stock or securities to subscribe for or are convertible into shares of our common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.
On June 9, 2023, at a special meeting of stockholders, our stockholders authorized us to sell shares of our common stock (during the following 12 months) at a price or prices below our net asset value per share at the time of sale in one or more offerings subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of its outstanding common stock immediately prior to such sale).
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
•future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities, including the 5.50% Preferred Stock, 6.50% Preferred Stock and the Convertible Notes;
•the occurrence of one or more natural disasters, pandemic outbreaks or other health crises;
•concerns regarding European sovereign debt;
•changes in prevailing interest rates;
•prolonged inflation;
•litigation matters;
•general economic trends and other external factors; and
•loss of a major funding source.

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
We are not aware of any material legal proceedings as of June 30, 2023.

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

		Stock Price		Premium (Discount) of High to NAV	Premium (Discount) of Low to NAV
	NAV(1)	High(2)	Low(2)
Year Ended June 30, 2022
First quarter	$10.12	$8.46	$7.69	(16.4)%	(24.0)%
Second quarter	10.60	9.00	7.83	(15.1)%	(26.1)%
Third quarter	10.81	8.89	7.86	(17.8)%	(27.3)%
Fourth quarter	10.48	8.48	6.68	(19.1)%	(36.3)%
Year Ended June 30, 2023
First quarter	$10.01	$8.18	$6.11	(18.3)%	(39.0)%
Second quarter	9.94	7.82	6.39	(21.3)%	(35.7)%
Third quarter	9.48	7.66	6.67	(19.2)%	(29.6)%
Fourth quarter	9.24	6.94	6.08	(24.9)%	(34.2)%
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
As of September 7, 2023, there were 177 shareholders of record of our common stock. This figure does not include a substantially greater number of beneficial holders of our common stock, whose shares are held in the names of brokers, dealers and clearing agencies.
Recent Sales of Common Stock Below Net Asset Value
At our 2009, 2010, 2011, 2012 and 2013 annual meeting of stockholders, and at special meetings of stockholders held on June 12, 2020, June 11, 2021, June 10, 2022 and June 9, 2023 our stockholders approved our ability to sell shares of our common stock at a price or prices below our NAV per common share at the time of sale in one or more offerings. The current approval to sell shares of our common stock below our NAV per common share is valid until June 9, 2024 and subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of our outstanding common stock immediately prior to such sale). Accordingly, we may make offerings of our common stock without any limitation on the total amount of dilution to stockholders. Our prospectus supplement and accompanying prospectus relating to this offering contains additional information about these offerings. Pursuant to the authority granted by our stockholders and the approval of our Board of Directors, we have made the following offerings below NAV per common share:

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
We did not have an excise tax liability for the calendar year ended December 31, 2022. As of June 30, 2023, we do not expect to have any excise tax due for the 2023 calendar year. Tax characteristics of all distributions will be reported to stockholders, as appropriate, on Form 1099-DIV after the end of the calendar year.
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
During the years ended June 30, 2023 and June 30, 2022, we distributed approximately $287.2 million and $281.4 million, respectively, to our common stockholders. The following table summarizes our distributions declared and payable for the years ended June 30, 2023 and June 30, 2022.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/6/2022	7/27/2022	8/18/2022	0.060000	$23,635
5/6/2022	8/29/2022	9/21/2022	0.060000	23,670
8/23/2022	9/28/2022	10/20/2022	0.060000	23,767
8/23/2022	10/27/2022	11/17/2022	0.060000	23,857
11/8/2022	11/28/2022	12/20/2022	0.060000	23,888
11/8/2022	12/28/2022	1/19/2023	0.060000	23,925
11/8/2022	1/27/2023	2/16/2023	0.060000	23,965
2/8/2023	2/24/2023	3/22/2023	0.060000	24,003
2/8/2023	3/29/2023	4/19/2023	0.060000	24,041
2/8/2023	4/26/2023	5/18/2023	0.060000	24,085
5/9/2023	5/26/2023	6/21/2023	0.060000	24,171
5/9/2023	6/28/2023	7/20/2023	0.060000	24,234
Total declared and payable for the year ended June 30, 2023				$287,241

5/7/2021	7/28/2021	8/19/2021	0.060000	$23,325
5/7/2021	8/27/2021	9/23/2021	0.060000	23,348
8/24/2021	9/28/2021	10/21/2021	0.060000	23,370
8/24/2021	10/27/2021	11/18/2021	0.060000	23,392
11/5/2021	11/26/2021	12/23/2021	0.060000	23,413
11/5/2021	12/29/2021	1/20/2022	0.060000	23,435
11/5/2021	1/27/2022	2/17/2022	0.060000	23,457
2/7/2022	2/24/2022	3/22/2022	0.060000	23,479
2/7/2022	3/29/2022	4/20/2022	0.060000	23,503
2/7/2022	4/27/2022	5/19/2022	0.060000	23,529
5/6/2022	5/27/2022	6/21/2022	0.060000	23,554
5/6/2022	6/28/2022	7/20/2022	0.060000	23,589
Total declared and payable for the year ended June 30, 2022				$281,394
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during the years ended June 30, 2023 and June 30, 2022. It does not include distributions previously declared to common stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to June 30, 2023:
•$0.06 per share for July 2023 holders of record on July 27, 2023 with a payment date of August 22, 2023.
•$0.06 per share for August 2023 holders of record on August 29, 2023 with a payment date of September 20, 2023.

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
During the years ended June 30, 2023 and June 30, 2022, we distributed 7,474,975 and 4,524,956 shares of our common stock, respectively, in connection with the Plan. All of the shares of common stock distributed to our stockholders were new issues. The following table summarizes the shares issued through the reinvestment of dividends in the years ended June 30, 2023 and June 30, 2022.

Record Date	Payment Date	Shares Issued		Value of Shares (in thousands)	% of Distribution
6/28/2022	7/20/2022	438,294		$3,069	13.0%
7/27/2022	8/18/2022	412,806		3,157	13.4%
8/29/2022	9/21/2022	1,303,858		9,017	38.1%
9/28/2022	10/20/2022	1,395,583		9,082	38.2%
10/27/2022	11/17/2022	440,526		3,164	13.3%
11/28/2022	12/20/2022	468,439		3,200	13.4%
12/28/2023	1/19/2023	458,461		3,218	13.5%
01/27/2023	2/16/2023	448,326		3,258	13.6%
02/24/2023	3/22/2023	492,809		3,282	13.7%
03/29/2023	4/19/2023	516,449		3,351	13.9%
04/26/2023	5/18/2023	561,540	(1)	3,393	14.1%
05/26/2023	6/21/2023	537,884	(1)	3,168	13.1%
Total issued in the year ended June 30, 2023		7,474,975		$50,359

6/28/2021	7/22/2021	339,245		$2,672	11.5%
7/28/2021	8/19/2021	360,741		2,772	11.9%
8/27/2021	9/23/2021	379,182		2,846	12.2%
9/28/2021	10/21/2021	357,734		2,831	12.1%
10/27/2021	11/18/2021	346,308		2,912	12.4%
11/26/2021	12/23/2021	365,384		2,891	12.3%
12/29/2021	1/20/2022	357,288		3,017	12.9%
01/27/2022	2/17/2022	378,344		3,026	12.9%
02/24/2022	3/22/2022	384,588		3,007	12.8%
03/29/2022	4/20/2022	379,212		3,033	12.9%
04/27/2022	5/19/2022	413,450		3,001	12.8%
05/27/2022	6/21/2022	463,480		2,986	12.7%
Total issued in the year ended June 30, 2022		4,524,956		$34,994
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

Registered common stockholders who opt out of the Plan must notify the Plan administrator prior to the payment date in order for that distribution to be paid in cash. As such, the table above includes distributions with payment dates during the years ended June 30, 2023 and June 30, 2022. It does not include distributions previously declared and recorded as payable to common stockholders on any future dates, as those amounts are not yet determinable.

Purchases of equity securities by the issuer and affiliated purchasers

On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify stockholders of our intention to purchase our common stock.
We did not repurchase any shares of our common stock under the Repurchase Program for the years ended June 30, 2023 and June 30, 2022.
As of June 30, 2023, the approximate dollar value of shares that may yet be purchased under the plan is $65.9 million.
Our Board of Directors authorized us to repurchase our Series A Preferred Stock. The manner, price, volume and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules.
During the year ended June 30, 2023, the Company repurchased 37,346 shares of Series A Preferred Stock for a total cost of approximately $579, including fees and commissions paid to the broker, representing an average repurchase price of $15.42 per share. The monthly breakdown of repurchases is as follows:

Period	Total Number of 5.35% Series A Preferred Stock Shares Repurchased in Open Market	Average price paid per share	Total Number of 5.35% Series A Preferred Stock Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)(3)
April 1, 2023 - April 30, 2023	—	$—	—	—
May 1, 2023 - May 31, 2023	—	—	—	—
June 1, 2023 - June 30, 2023	37,346	15.42	37,346	5,962,654
(1) The notice of the potential repurchase of shares of our outstanding preferred stock occurs in our offering documents and/or quarterly reports.
(2) Any or all shares of Series A Preferred Stock may be repurchased subject to a variety of factors, including market conditions and applicable SEC rules.
(3) Purchases of shares of Series A Preferred Stock are ongoing.
During the year ended June 30, 2023, Prospect officers and directors purchased 1,616,641 shares of our common stock, or 0.4% of total outstanding common shares as of June 30, 2023, both through the open market transactions and shares issued in connection with our common stock dividend reinvestment plan.
During the year ended June 30, 2023, Prospect officers and directors did not purchase any shares of our preferred stock through our Preferred Stock offerings.
The following table summarizes the common shares purchased by Prospect officers during the year ended June 30, 2023.

Period	Total Number of Common Shares Purchased in Open Market	Average price paid per share	Total Number of Common Shares Purchased Through Dividend Reinvestment Plan
July 1, 2022 - July 31, 2022	—	$—	9,900
August 1, 2022 - August 31, 2022	—	—	9,129
September 1, 2022 - September 30, 2022	6,650	7.11	622,914
October 1, 2022 - October 31, 2022	—		667,849
November 1, 2022 - November 30, 2022	4,250	7.51	10,072
December 1, 2022 - December 31, 2022	—		10,664
January 1, 2023 - January 31, 2023	—	—	10,463
February 1, 2023 - February 28, 2023	—	—	10,214
March 1, 2023 - March 31, 2023	6,000	6.87	11,165
April 1, 2023 - April 30, 2023	—	—	11,665
May 1, 2023 - May 30, 2023	200,000	6.19	12,619
June 1, 2023 - June 30, 2023	—	—	13,087
Total	216,900		1,399,741

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
The below graph is based on historical stock prices and measures total stockholder return, which takes into account both changes in stock price and dividends. The total return assumes that dividends were reinvested daily and is based on a $100 investment on June 30, 2018. This stock performance graph is not necessarily indicative of future stock performance. Index performance is shown for illustrative purposes only and does not reflect any deduction for fees or expenses. It is not possible to invest directly in an unmanaged index.

$200
$175
$150
$125
$100
$75
6/30/2018
6/30/2019
6/30/2020
6/30/2021
6/30/2022
6/30/2023
Prospect Capital Corporation
S&P 500 Index
S&P BDC Index
S&P/LSTA Leveraged Loan Total Return Index

Fees and Expenses
The following tables are intended to assist you in understanding the costs and expenses that an investor will bear directly or indirectly based on the Company’s capital structure as of June 30, 2023. We caution you that some of the percentages indicated in the table below are estimates and may vary. In these tables, we assume that we have borrowed $1.9 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.6 billion. Except where the context suggests otherwise, any reference to fees or expenses paid by “you” or “us” or that “we” will pay fees or expenses, the Company will pay such fees and expenses out of our net assets and, consequently, you will indirectly bear such fees or expenses as an investor in the Company. However, you will not be required to deliver any money or otherwise bear personal liability or responsibility for such fees or expenses.

Stockholder transaction expenses:
Sales load (as a percentage of offering price)(1)	-
Offering expenses borne by the Company (as a percentage of offering price)(2)	-
Dividend reinvestment plan expenses(3)	$15.00
Total stockholder transaction expenses (as a percentage of offering price)	-
Annual expenses (as a percentage of net assets attributable to common stock):
Management fees(4)	4.69%
Incentive fees payable under Investment Advisory Agreement (20% of realized capital gains and 20% of pre-incentive fee net investment income)(5)	2.34%
Total advisory fees	7.03%
Total interest expense(6)	5.70%
Other expenses(7)	1.09%
Total annual expenses(5)(7)	13.82%
Dividends on Preferred Stock(8)	2.42%
Total annual expenses after dividends on Preferred Stock(9)	16.24%
Example
The following table demonstrates the projected dollar amount of cumulative expenses we would pay out of net assets and that you would indirectly bear over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we have issued $0.9 billion in 5.50% Preferred Stock paying dividends of 5.50% per annum, $0.5 billion in 6.50% Preferred Stock paying dividends of 6.50% per annum, $0.15 billion in 5.35% Preferred Stock paying dividends of 5.35% per annum, we have borrowed $1.9 billion available under our line of credit, in addition to our other indebtedness of $1.6 billion, and that our annual operating expenses would remain at the levels set forth in the table above and that we would pay the costs shown in the table above.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return*	$139	$381	$582	$947
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return**	$149	$404	$611	$974
____________________________________
*     Assumes that we will not realize any capital gains computed net of all realized capital losses and unrealized capital depreciation.
**     Assumes no unrealized capital depreciation or realized capital losses and 5% annual return resulting entirely from net realized capital gains (and therefore subject to the capital gains incentive fee).
While the example assumed, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. The income incentive fee under our Investment Advisory Agreement with Prospect Capital Management is unlikely to be material assuming a 5% annual return and is not included in the example. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our distributions to our common stockholders and our expenses would likely be higher. In addition, while the example assumes reinvestment of all dividends and other distributions at NAV, participants in our dividend reinvestment plan will receive a number of shares of our common stock determined by dividing the total dollar amount of the distribution payable to a participants by the market price per share of our common stock at the close of trading on the valuation date for the distribution. See “Dividend Reinvestment Plan” for additional information regarding our dividend reinvestment plan.
This example and the expenses in the table above should not be considered a representation of our future expenses. Actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.
____________________________________
(1) In the event that securities are sold to or through underwriters, a corresponding prospectus supplement will disclose the estimated applicable sales load.

(2) The related prospectus supplement will disclose the estimated amount of offering expenses, the offering price and the estimated offering expenses borne by us as a percentage of the offering price.
(3) The expenses of the dividend reinvestment plan are included in “other expenses.” The plan administrator’s fees under the plan are paid by us. There are no brokerage charges or other charges to stockholders who participate in reinvestment of dividends or other distributions under the plan except that, if a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15 transaction fee plus a $0.10 per share brokerage commissions from the proceeds. See “Capitalization” in the applicable prospectus supplement pursuant to which an offer is made and “Dividend Reinvestment and Direct Stock Repurchase Plan” in this prospectus and the applicable prospectus supplement.
(4) Our base management fee is 2% of our gross assets (which include any amount borrowed, i.e., total assets without deduction for any liabilities, including any borrowed amounts for non-investment purposes, for which purpose we have not and have no intention of borrowing). Although we have no intent to borrow the entire amount available under our line of credit, assuming that we had total borrowings of $1.9 billion, the 2% management fee of gross assets would equal approximately 4.69% of net assets.
(5) Based on our net investment income and realized capital gains, less realized and unrealized capital losses, earned on our portfolio for the year ended June 30, 2023, all of which consisted of an income incentive fee. The capital gain incentive fee is paid without regard to pre-incentive fee income. For a more detailed discussion of the calculation of the two-part incentive fee, see “Management Services-Investment Advisory Agreement” in the applicable prospectus.
(6) As of June 30, 2023, Prospect has $1.6 billion outstanding of its Unsecured Notes (as defined below) in various maturities ranging from January 15, 2024 to March 15, 2052, and interest rates, ranging from 1.50% to 6.625%, some of which are convertible into shares of the Company’s common stock at various conversion rates.
(7) “Other expenses” are based on estimated amounts for the current fiscal year. The amount shown above represents annualized expenses during our year ended June 30, 2023 representing all of our estimated recurring operating expenses (except fees and expenses reported in other items of this table) that are deducted from our operating income and reflected as expenses in our Statement of Operations. The estimate of our overhead expenses, including payments under an administration agreement with Prospect Administration, or the Administration Agreement is based on our projected allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations under the Administration Agreement. See “Business-Management Services-Administration Agreement” in the applicable prospectus.
(8) Based on the 5.50% per annum dividend rate applicable to the A1 Shares, M1 Shares, M2 Shares, AA1 Shares, MM1 Shares, and A2 Shares. Also based on the 5.35% per annum dividend rate applicable to the A Shares. Also based on the 6.50% per annum dividend rate applicable to the A3 Shares, M3 Shares, AA2 Shares, and MM2 Shares. Other series of preferred stock, including other series of preferred stock being sold in different offerings, may bear different annual dividend rates. No dividend will be paid on shares of Preferred Stock after they have been converted to shares of common stock.
(9) The indirect expenses associated with the Company’s investments in collateralized loan obligations are not included in the fee table presentation, but if such expenses were included in the fee table presentation then the Company’s total annual expenses would have been 14.41%, or 16.83% after dividends on preferred stock.

The following tables are intended to assist you in understanding the costs and expenses that an investor will bear directly or indirectly based on the Company’s capital structure as of June 30, 2023 and assuming the issuance of all shares of preferred stock the Company is presently offering.. We caution you that some of the percentages indicated in the table below are estimates and may vary. These tables are based on our assets and common stock outstanding as of June 30, 2023, except that we assume that we have issued $0.9 billion in 5.50% Preferred Stock paying dividends of 5.50% per annum, $1.2 billion in 6.50% Preferred Stock paying dividends of 6.50% per annum, in addition to our $0.15 billion of 5.35% Preferred Stock paying dividends of 5.35% per annum, and that we have borrowed $1.9 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.6 billion. Except where the context suggests otherwise, any reference to fees or expenses paid by “you” or “us” or that “we” will pay fees or expenses, the Company will pay such fees and expenses out of our net assets and, consequently, you will indirectly bear such fees or expenses as an investor in the Company’s common stock. However, you will not be required to deliver any money or otherwise bear personal liability or responsibility for such fees or expenses.

Stockholder transaction expenses:	A1 and A3 Shares		M1, M2, and M3 Shares		AA1 Shares, MM1 Shares, AA2 Shares, and MM2 Shares
Sales Load (as a percentage of offering price)	10.00%	(1)	3.00%	(2)	5.00%	(3)
Offering expenses borne by the Company (as a percentage of offering price)	(4)		(4)		(5)
Preferred Stock Dividend reinvestment plan expenses (6)	None		None		None
Total stockholder transaction expenses (as a percentage of offering price):	11.5%		4.5%		6.0%
Annual expenses (as a percentage of net assets attributable to common stock):
Management fees (7)	5.09%
Incentive fees payable under Investment Advisory Agreement (20% of realized capital gains and 20% of pre-incentive fee net investment income) (8)	2.38%
Total advisory fees	7.47%
Total interest expenses (9)	5.79%
Other expenses (10)	1.10%
Total annual expenses (8)(10)(11)	14.36%
Dividends on Preferred Stock(12)	3.62%
Total annual expenses after dividends on Preferred Stock (13)	17.98%
Example
The following table demonstrates the projected dollar amount of cumulative expenses we would pay out of net assets and that you would indirectly bear over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we have issued $0.9 billion in 5.50% Preferred Stock paying dividends of 5.50% per annum, $1.2 billion in 6.50% Preferred Stock paying dividends of 6.50% per annum, $0.15 billion in 5.35% Preferred Stock paying dividends of 5.35% per annum, we have borrowed $1.9 billion available under our line of credit, in addition to our other indebtedness of $1.6 billion, and that our annual operating expenses would remain at the levels set forth in the table above and that we would pay the costs shown in the table above.

	1 Year	3 Years	5 Years	10 Years
Ongoing Preferred Stock Offerings(1) - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio*	$207	$455	$653	$992
Ongoing Preferred Stock Offerings(1) - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio**	$216	$476	$679	$1,013
(1)     Represents the highest level of expenses from all ongoing Preferred Stock offerings referenced in the Fee and Expenses table above, assuming the maximum number of shares of Preferred Stock offered in each offering is sold. Presently a maximum of 72 million A1, A3, M1, M2, and M3 shares may be sold, and a maximum of 10 million AA1, AA2, MM1 and MM2 shares may be sold.

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

(1)    Includes up to a 7.0% selling commission on the $25.00 per share (the “Stated Value”) paid by the Company and a dealer manager fee equal to 3.0% of the Stated Value paid by the Company. Reductions in selling commissions will be reflected in reduced public offering prices as described in the “Plan of Distribution” section of the applicable prospectus supplement and the net proceeds to us will not be impacted by such reductions; therefore, we will bear a reduction in net proceeds to us up to 7.0% of the Stated Value on all A1 and A3 Shares although the selling commission compensation paid by us to our dealer manager may represent less than 7.0% of the Stated Value. We may, through the Holder Optional Conversion Fee, recoup a portion of the Sales Load if stockholders exercise a Holder Optional Conversion (as defined in the prospectus supplement relating to the applicable offering) of their Preferred Stock prior to the 5-year anniversary of the original issue date. The Holder Optional Conversion Fee is 9.00% of the maximum public offering price disclosed herein prior to the first anniversary of the issuance of such Preferred Stock, 8.00% of the maximum public offering price disclosed herein on or after the first anniversary but prior to the second anniversary, 7.00% of the maximum public offering price disclosed herein on or after the second anniversary but prior to the third anniversary, 6.00% of the maximum public offering price disclosed herein on or after the third anniversary but prior to the fourth anniversary, 5.00% of the maximum public offering price disclosed herein on or after the fourth anniversary but prior to the fifth anniversary and 0.00% on or after the fifth anniversary.

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

(7)    Our base management fee is 2% of our gross assets (which include any amount borrowed, i.e., total assets without deduction for any liabilities, including any borrowed amounts for non-investment purposes, for which purpose we have not and have no intention of borrowing). Although no plans are in place to borrow the full amount under our line of credit, assuming that we borrowed $1.9 billion, the 2% management fee of gross assets equals approximately 5.09% of net assets.

(8)    Based on our net investment income and realized capital gains, less realized and unrealized capital losses, earned on our portfolio for the year ended June 30, 2023, all of which consisted of an income incentive fee. This historical amount has been adjusted to reflect the issuance of 82,187,000 shares of combined 5.50% Preferred Stock and 6.50% Preferred Stock. The capital gain incentive fee is paid without regard to pre-incentive fee income. For a more detailed discussion of the calculation of the two-part incentive fee, see “Management Services-Investment Advisory Agreement” in the applicable prospectus.

(9)    As of June 30, 2023, we had $1.6 billion outstanding of Unsecured Notes (as defined below) in various maturities, ranging from January 15, 2024 to March 15, 2052, and interest rates, ranging from 1.50% to 6.625%, some of which are convertible into shares of the Company’s common stock at various conversion rates.

(10)    “Other expenses” are based on estimated amounts for the current fiscal year. The amount shown above represents annualized expenses during our year ended June 30, 2023 representing all of our estimated recurring operating expenses (except fees and expenses reported in other items of this table) that are deducted from our operating income and reflected as expenses in our Statement of Operations. The estimate of our overhead expenses, including payments under an administration agreement with Prospect Administration, or the Administration Agreement is based on our projected allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations under the Administration Agreement. See “Business-Management Services-Administration Agreement” in the applicable prospectus.

(11)    If all 82,187,000 shares of combined 5.50% Preferred Stock and 6.50% Preferred Stock were converted into common stock and assuming all the Series A1, Series A3, and Series AA2 Preferred Stock pay a Holder Optional Conversion Fee of 9.00% and all the Series A2 Preferred Stock pay a Holder Optional Conversion Fee of 7.50% of the maximum public offering price disclosed within the applicable prospectus supplement and are converted at a conversion rate based on the 5-day VWAP of our common stock on June 30, 2023, which was $6.16, then management fees would be 3.26%, incentive fees payable under our Investment Advisory Agreement would be 1.53%, total advisory fees would be 4.79%, total interest expenses would be 3.71%, other expenses would be 0.71%, and total annual expenses would be 9.21% of net assets attributable to our common stock. The actual 5-day VWAP of our common stock on a conversion date may be more or less than $6.16, which may result in fees that are higher or lower than those described herein. These figures are based on the same assumptions described in the other notes to this fee table.

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

(13)     The indirect expenses associated with the Company’s investments in collateralized loan obligations are not included in the fee table presentation, but if such expenses were included in the fee table presentation then the Company’s total annual expenses would have been 14.95%, or 18.57% after dividends on Preferred Stock.

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

•Lending to Companies - We make directly-originated, agented loans to companies, including companies which are controlled by private equity sponsors and companies that are not controlled by private equity sponsors (such as companies that are controlled by the management team, the founder, a family or public shareholders). This debt can take the form of first lien, second lien, unitranche or unsecured loans. These loans typically have equity subordinate to our loan position. We may also purchase selected equity co-investments in such companies. In addition to directly-originated, agented loans, we also invest in senior and secured loans syndicated loans and high yield bonds that have been sold to a club or syndicate of buyers, both in the primary and secondary markets. These investments are often purchased with a long term, buy-and-hold outlook, and we often look to provide significant input to the transaction by providing anchoring orders. Historically, this strategy has comprised approximately 40%-60% of our portfolio.
•Lending to Companies and Purchasing Controlling Equity Positions in Such Companies - This strategy involves purchasing senior and secured yield-producing debt and controlling equity positions in operating companies across various industries. We believe this strategy provides enhanced certainty of closure to sellers and the opportunity for management to continue on in their current roles. These investments are often structured in tax-efficient partnerships, enhancing returns. Historically, this strategy has comprised approximately 15%-25% of our portfolio.
•Purchasing Controlling Equity Positions and Lending to Real Estate Companies - We purchase debt and controlling equity positions in tax-efficient real estate investment trusts (“REIT” or “REITs”). The real estate investments of National Property REIT Corp. (“NPRC”) are in various classes of developed and occupied real estate properties that generate current yields, including multi-family properties, and student housing. NPRC seeks to identify properties that have historically significant occupancy rates and recurring cash flow generation. NPRC generally co-invests with established and experienced property management teams that manage such properties after acquisition. Additionally, NPRC makes investments in rated secured structured notes (primarily debt of structured credit). NPRC also purchases loans originated by certain consumer loan facilitators. It purchases each loan in its entirety (i.e., a “whole loan”). The borrowers are consumers, and the loans are typically serviced by the facilitators of the loans. Historically, this overall investment strategy has comprised approximately 10%-20% of our business.
•Investing in Structured Credit - We make investments in structured credit, often taking a significant position in subordinated structured notes (equity) and rated secured structured notes (debt). The underlying portfolio of each structured credit investment is diversified across approximately 100 to 200 broadly syndicated loans and does not have direct exposure to real estate, mortgages, or consumer-based credit assets. The structured credit portfolios in which we invest are managed by established collateral management teams with many years of experience in the industry. Historically, this overall strategy has comprised approximately 10%-20% of our portfolio.
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
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third-party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of June 30, 2023, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $2,988,496 and $3,571,697, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Annual Report. We consolidate all wholly owned and substantially wholly owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.

On June 9, 2023, at a special meeting of stockholders, our stockholders authorized us to sell shares of our common stock (during the next 12 months) at a price or prices below our net asset value per share at the time of sale in one or more offerings, subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of its outstanding common stock immediately prior to such sale).

Fourth Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended June 30, 2023, we acquired $180,640 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $144,644, funded $12,818 of revolver advances, and recorded PIK interest of $34,135, resulting in gross investment originations of $372,236. During the three months ended June 30, 2023, we received full repayments totaling $5,799, received $12,000 in sales, received $85 of revolver paydowns, received $103,861 in partial prepayments, scheduled principal amortization payments, and return of capital distributions, resulting in net repayments of $121,745.
Debt Issuances and Redemptions
During the three months ended June 30, 2023, we repaid $1,893 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended June 30, 2023, was $42.
During the three months ended June 30, 2023, we issued $4,534 aggregate principal amount of Prospect Capital InterNotes® with a weighted average stated interest rate of 5.89%, to extend our borrowing base. The newly issued notes mature between April 15, 2026 and June 15, 2043 and generated net proceeds of $4,463.
During the three months ended June 30, 2023, we increased total commitments to the Revolving Credit Facility by $135,000 to $1,912,500 in the aggregate.
Equity Issuances
On April 19, 2023, May 18, 2023 and June 21, 2023, we issued 516,449, 561,540, and 537,884 shares of our common stock in connection with the dividend reinvestment plan, respectively.
During the three months ended June 30, 2023, 141,180 shares of our Series A1 Preferred Stock, 31,764 shares of our Series A3 Preferred Stock, 241,672 shares of our Series M1 Preferred Stock, and 7,440 shares of our Series M3 Preferred Stock were converted to 1,583,803 shares of our common stock, in connection with Holder Optional Conversions and Optional Redemptions Following Death of a Holder.
During the three three months ended June 30, 2023, we issued 3,796,377 shares of our Series A3 Preferred Stock for net proceeds of $85,418 and 688,892 shares of our Series M3 Preferred Stock for net proceeds of $16,766, each excluding offering costs and preferred stock dividend reinvestment.
In connection with our Preferred Stock Dividend Reinvestment Plan, we issued additional Series A1 Preferred Stock, Series A3 Preferred Stock, Series M1 Preferred Stock, and Series M3 Preferred Stock of 7,024, 8,124, and 7,860 shares throughout April, May, and June.
Share Repurchase Program
During the three months ended June 30, 2023, the Company repurchased 37,346 shares of Series A Preferred Stock for a total cost of approximately $579, including fees and commissions paid to the broker, representing an average repurchase price of $15.42 per share.

Investment Holdings
At June 30, 2023, we have $7,724,931, or 207.0%, of our net assets applicable to common shares invested in 130 long-term portfolio investments and CLOs.

Our annualized current yield was 13.3% and 11.1% as of June 30, 2023 and June 30, 2022, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 10.7% and 8.7% as of June 30, 2023 and June 30, 2022, respectively, across all investments. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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
As of June 30, 2023, we own controlling interests in the following portfolio companies: CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”); Kickapoo Ranch Pet Resort (“Kickapoo”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); R-V Industries, Inc. (“R-V”); Universal Turbine Parts, LLC (“UTP”); USES Corp. (“United States Environmental Services” or “USES”); and Valley Electric Company, Inc. (“Valley Electric”). In June 2019, CP Energy purchased a controlling interest of the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $32,653 in senior secured term loans (the “Spartan Term Loan A”) due to us as of June 30, 2023. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, we report our investments in Spartan as control investment. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loan A.
As of June 30, 2023, we also own affiliated interests in Nixon, Inc. (“Nixon”) and RGIS Services, LLC, (“RGIS”).
The following shows the composition of our investment portfolio by level of control as of June 30, 2023 and June 30, 2022:

	June 30, 2023				June 30, 2022
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$2,988,496	38.3%	$3,571,697	46.2%	$2,732,906	38.0%	$3,438,317	45.2%
Affiliate Investments	8,855	0.1%	10,397	0.1%	242,101	3.4%	393,264	5.2%
Non-Control/Non-Affiliate Investments	4,803,245	61.6%	4,142,837	53.7%	4,221,824	58.6%	3,770,929	49.6%
Total Investments	$7,800,596	100.0%	$7,724,931	100.0%	$7,196,831	100.0%	$7,602,510	100.0%

The following shows the composition of our investment portfolio by type of investment as of June 30, 2023 and June 30, 2022:

	June 30, 2023				June 30, 2022
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Revolving Line of Credit	$58,139	0.7%	$58,058	0.8%	$39,775	0.6%	$39,746	0.5%
First Lien Debt	4,431,887	56.8%	4,302,795	55.7%	3,839,553	53.3%	3,757,960	49.4%
Second Lien Revolving Line of Credit	5,139	0.1%	4,646	0.1%	—	—%	—	—%
Second Lien Debt	1,586,112	20.3%	1,257,862	16.3%	1,588,557	22.1%	1,471,336	19.4%
Unsecured Debt	7,200	0.1%	7,200	0.1%	7,200	0.1%	7,200	0.1%
Subordinated Structured Notes	952,815	12.3%	665,002	8.6%	997,703	13.9%	711,429	9.4%
Preferred Stock	358,622	4.6%	34,155	0.4%	345,602	4.8%	47,719	0.6%
Common Stock	194,557	2.5%	1,083,134	14.0%	197,215	2.7%	1,187,620	15.6%
Membership Interest	206,125	2.6%	254,936	3.3%	181,226	2.5%	316,970	4.2%
Participating Interest (1)	—	—%	57,143	0.7%	—	—%	62,530	0.8%
Total Investments	$7,800,596	100.0%	$7,724,931	100.0%	$7,196,831	100.0%	$7,602,510	100.0%
(1)Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.

The following shows our investments in interest bearing securities by type of investment as of June 30, 2023 and June 30, 2022:

	June 30, 2023				June 30, 2022
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Debt and First Lien Revolving Line of Credit	$4,490,026	63.8%	$4,360,853	69.2%	$3,879,328	59.9%	$3,797,706	63.4%
Second Lien Debt and Second Lien Revolving Line of Credit	1,591,251	22.6%	1,262,508	20.1%	1,588,557	24.5%	1,471,336	24.6%
Unsecured	7,200	0.1%	7,200	0.1%	7,200	0.1%	7,200	0.1%
Subordinated Structured Notes	952,815	13.5%	665,002	10.6%	997,703	15.5%	711,429	11.9%
Total Interest Bearing Investments	$7,041,292	100.0%	$6,295,563	100.0%	$6,472,788	100.0%	$5,987,671	100.0%

The following shows the composition of our investment portfolio by industry as of June 30, 2023 and June 30, 2022:

	June 30, 2023				June 30, 2022
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$112,181	1.4%	$64,198	0.8%	$108,790	1.5%	$65,766	0.9%
Air Freight & Logistics	188,171	2.4%	188,946	2.4%	178,077	2.5%	178,414	2.3%
Automobile Components	134,581	1.7%	109,525	1.4%	104,499	1.5%	103,536	1.4%
Building Products	35,000	0.4%	33,120	0.4%	35,000	0.5%	34,697	0.5%
Capital Markets	42,500	0.5%	39,984	0.5%	42,500	0.6%	41,574	0.5%
Commercial Services & Supplies	575,882	7.4%	510,858	6.6%	424,795	5.9%	356,965	4.7%
Communications Equipment	59,852	0.8%	59,677	0.8%	59,780	0.8%	57,556	0.8%
Construction & Engineering	91,148	1.2%	165,784	2.1%	68,259	0.9%	145,983	1.9%
Consumer Finance	625,033	8.0%	736,635	9.5%	568,739	7.9%	765,168	10.1%
Distributors	288,054	3.7%	243,824	3.2%	278,530	3.9%	180,108	2.4%
Diversified Consumer Services	281,274	3.6%	89,589	1.2%	250,393	3.5%	365,669	4.8%
Diversified Financial Services	36,504	0.5%	36,504	0.5%	36,878	0.5%	36,878	0.5%
Diversified Telecommunication Services	162,239	2.1%	161,676	2.1%	165,966	2.3%	166,356	2.2%
Electrical Equipment	68,399	0.9%	68,464	0.9%	—	—%	—	—%
Energy Equipment & Services	325,110	4.2%	126,730	1.6%	300,496	4.2%	126,600	1.7%
Equity Real Estate Investment Trusts (REITs)	741,133	9.5%	1,437,796	18.6%	647,316	9.0%	1,399,857	18.3%
Food & Staples Retailing	27,139	0.3%	26,828	0.3%	9,262	0.1%	9,440	0.1%
Food Products	134,889	1.7%	122,003	1.6%	130,998	1.8%	127,436	1.7%
Health Care Equipment & Supplies	7,488	0.1%	7,500	0.1%	7,483	0.1%	6,966	0.1%
Health Care Providers & Services	687,813	8.8%	798,365	10.3%	660,976	9.2%	748,591	9.8%
Health Care Technology	129,684	1.7%	128,793	1.7%	89,675	1.2%	89,675	1.2%
Hotels, Restaurants & Leisure	21,701	0.3%	20,776	0.3%	23,359	0.3%	22,651	0.3%
Household Durables	159,854	2.0%	155,645	2.0%	123,175	1.7%	122,652	1.6%
Household Products	—	—%	—	—%	20,936	0.3%	20,936	0.3%
Insurance	—	—%	—	—%	21,966	0.3%	22,280	0.3%
Interactive Media & Services	160,281	2.1%	160,281	2.1%	233,204	3.2%	233,204	3.1%
Internet & Direct Marketing Retail	20,487	0.3%	16,920	0.2%	20,212	0.3%	17,454	0.2%
IT Services	357,982	4.7%	346,288	4.5%	305,311	4.2%	303,681	4.0%
Leisure Products	69,694	0.9%	69,380	0.9%	39,015	0.5%	38,757	0.5%
Machinery	103,273	1.3%	144,649	1.9%	108,780	1.5%	124,458	1.6%
Media	103,409	1.3%	138,776	1.8%	108,062	1.5%	161,140	2.1%
Online Lending	21,580	0.3%	21,580	0.3%	29,080	0.4%	29,080	0.4%
Paper & Forest Products	—	—%	—	—%	11,445	0.2%	4,952	0.1%
Personal Products	278,875	3.6%	65,746	0.9%	260,396	3.6%	59,179	0.8%
Pharmaceuticals	99,269	1.3%	99,289	1.3%	25,557	0.4%	25,962	0.3%
Professional Services	211,693	2.7%	201,494	2.6%	205,032	2.8%	203,256	2.7%
Software	52,350	0.7%	49,111	0.6%	52,295	0.7%	52,500	0.7%
Technology Hardware, Storage & Peripherals	—	—%	—	—%	12,447	0.2%	12,398	0.2%
Textiles, Apparel & Luxury Goods	167,475	2.1%	167,530	2.2%	178,428	2.5%	211,359	2.8%
Trading Companies & Distributors	65,184	0.8%	45,065	0.6%	65,216	0.9%	31,147	0.4%
Subtotal	6,647,181	85.3%	6,859,329	88.8%	6,012,328	83.4%	6,704,281	88.3%
Structured Finance(1)	1,153,415	14.7%	865,602	11.2%	1,184,503	16.6%	898,229	11.7%
Total Investments	$7,800,596	100.0%	$7,724,931	100.0%	$7,196,831	100.0%	$7,602,510	100.0%
(1) Our SSN investments do not have industry concentrations and as such have been separated in the tables above. As of June 30, 2023 and June 30, 2022, Structured Finance includes $236,248 and $186,800, respectively, of senior secured debt investments held through our investment in NPRC and its wholly-owned subsidiary.

Portfolio Investment Activity
Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans and second lien loans, though we also continue to close select equity investments. For information regarding investment activity for the year ended June 30, 2021, see the Company’s Form 10-K for the fiscal year ended June 30, 2022.
Our gross investment activity for the years ended June 30, 2023 and June 30, 2022 are presented below:

	Year Ended June 30,
	2023	2022
Investments in portfolio companies
Investments in new portfolio companies	$529,113	$1,209,578
Follow-on investments in existing portfolio companies (1)	393,576	1,019,085
Revolver advances	21,669	10,500
PIK interest (2)	132,087	83,124
Total investments in portfolio companies	$1,076,445	$2,322,287

Investments by portfolio composition
First Lien Debt	$980,966	$1,340,094
Second Lien Debt	82,390	950,509
Subordinated Structured Notes	—	9,518
Unsecured Debt	5,799	—
Equity	7,290	22,166
Total investments by portfolio composition	$1,076,445	$2,322,287

Investments repaid or sold
Partial repayments (3)	$290,592	$451,905
Full repayments	108,851	661,811
Investments sold	62,056	6,209
Revolver paydowns	1,437	1,678
Total investments repaid or sold	$462,936	$1,121,603

Investments repaid or sold by portfolio composition
First Lien Debt	$355,449	$707,263
1.5 Lien Debt	—	18,164
Second Lien Debt	62,177	337,356
Third Lien Debt	—	3,950
Unsecured Debt	5,799	—
Subordinated Structured Notes	31,805	27,304
Equity	7,706	27,566
Total investments repaid or sold by portfolio composition	$462,936	$1,121,603

Weighted average interest rates for new investments by portfolio composition (4)
First Lien Debt	11.87%	8.87%
Second Lien Debt	13.44%	10.37%
    (1) Includes follow-on investments in existing portfolio companies and refinancings, if any.

(2) During the year ended June 30, 2023, approximately $130,789 of PIK interest capitalized was accrued as interest income and the remaining $1,298 was included due to the timing of interest payment dates and resulting capitalization occurring during the prior year. During the year ended June 30, 2022, approximately $78,918 of PIK interest capitalized was accrued as interest income and the remaining $4,206 was included due to the timing of interest payment dates and resulting capitalization occurring during the prior year.
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $7,724,931.
Our portfolio companies are generally lower middle-market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.

Control Company Investments
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the year ended June 30, 2023.
CP Energy Services, Inc.

Prospect owns 100% of the equity of CP Holdings, a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy, and the remaining equity is owned by CP Energy management. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries.

In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”) a portfolio company of Prospect with $32,653 in first lien term loans (the “Spartan Term Loans”) due to us as of June 30, 2023. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loans.

The fair value of our investment in CP Energy was $114,020 as of June 30, 2023, which is a discount of $164,948 from its amortized cost, compared to a fair value of $112,701 as of June 30, 2022, representing a discount of $142,303 to its amortized cost. The increase in discount to amortized cost resulted from increased debt in the capital structure, partially offset by improved performance and increased activity in the oil and gas industry.

Credit Central Loan Company, LLC

Prospect owns 100% of the equity of Credit Central Delaware, a consolidated holding company. Credit Central Delaware owns 99.8% of Credit Central, with entities owned by Credit Central management owning the remaining 0.2% of the equity. Credit Central is a branch-based provider of installment loans.

The fair value of our investment in Credit Central decreased to $73,642 as of June 30, 2023, which represents a discount of $33,852 from its amortized cost, compared to a fair value of $76,935 as of June 30, 2022, representing a discount of $16,298 to its amortized cost basis. The increase in discount to amortized cost resulted from a decline in financial performance and increased cost basis from the issuance of Preferred Class P Shares in the current period.

First Tower Finance Company LLC

Prospect owns 100% of the equity of First Tower Delaware, a consolidated holding company. First Tower Delaware owns 78.06% of First Tower Finance. First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.

The fair value of our investment in First Tower was $598,382 as of June 30, 2023, representing a premium of $171,310 to its amortized cost basis compared to a fair value of $607,283 as of June 30, 2022, a premium of $219,912 to its amortized cost. The decrease in premium to amortized cost resulted from a decline in financial performance and increased debt in the capital structure.

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

The fair value of our investment in InterDent increased to $457,967 as of June 30, 2023, a premium of $119,670 to its amortized cost basis compared to a fair value of $406,194 as of June 30, 2022, a premium of $87,628 to its amortized cost. The increase in premium to amortized cost was driven by an increase in financial performance.

National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties, self-storage, and student housing properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly owned subsidiaries, NPRC invests in online consumer loans and RSSNs. As of June 30, 2023, we own 100% of the fully-diluted common equity of NPRC.
During the year ended June 30, 2023, we received partial repayments of $109,352 of our loans previously outstanding with NPRC and its wholly owned subsidiaries and $4,000 as a return of capital on our equity investment in NPRC. During the year ended June 30, 2023, we provided $209,381 of debt financing and $3,600 of equity financing to fund purchase of a real estate property, to provide working capital, and to fund purchases of rated secured structured notes.

The online consumer loan investments held by certain of NPRC’s wholly owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 60 months to 84 months. As of June 30, 2023, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 56 individual loans, residual interest in two securitizations, and one high yield corporate bond, and had an aggregate fair value of $21,144. The average outstanding individual loan balance is approximately $4 and the loans mature on dates ranging from July 1, 2023 to April 11, 2025 with a weighted-average outstanding term of 11 months as of June 30, 2023. Fixed interest rates range from 9.0% to 36.0% with a weighted-average current interest rate of 16.1%. As of June 30, 2023, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $22,980.
As of June 30, 2023, based on outstanding principal balance, 48.7% of the online consumer loan portfolio held by certain of NPRC’s wholly-owned subsidiaries was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 46.7% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 4.6% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range			Weighted Average Interest Rate*
Super Prime	$101	$98	9.0%	-	20.5%	12.5%
Prime	97	$96	13.5%	-	25.0%	19.0%
Near Prime	9	$9	23.3%	-	36.0%	25.2%
*Weighted by outstanding principal balance of the online consumer loans.
The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of June 30, 2023, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 94 investments with a fair value of $423,978 and face value of $448,553. The average outstanding note is approximately $4,772 with an expected maturity date ranging from April 2026 to October 2033 and weighted-average expected maturity of 6 years as of June 30, 2023. Coupons range from three-month SOFR (“3M”) plus 5.20% to 9.23% with a weighted-average coupon of 3M + 6.94%. As of June 30, 2023, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $236,248.
As of June 30, 2023, based on outstanding notional balance, 12.6% of the portfolio was invested in Single - B rated tranches and 87.4% of the portfolio in BB rated tranches.
As of June 30, 2023, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $963,313 and a fair value of $1,659,976, including our investment in online consumer lending and rated secured structured notes as discussed above. As of June 30, 2023, our investment in NPRC and its wholly-owned subsidiaries relating to the real estate portfolio had a fair value of $1,437,796 portfolio was comprised of forty-eight multi-family properties, eight student housing properties, four senior living properties, and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of June 30, 2023:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	13,493
3	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
4	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
5	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	14,809
6	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	14,972
7	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	28,561
8	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	16,254
9	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	16,484
10	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	23,545
11	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	18,344
12	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,178
13	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	24,912
14	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	41,852
15	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,135
16	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,500
17	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,781
18	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	31,167
19	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	49,637
20	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
21	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	14,679
22	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
23	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	89,951
24	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	15,647
25	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	54,366
26	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,832
27	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,458
28	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
29	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	58,393
30	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,374
31	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
32	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
33	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
34	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
35	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
36	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,793
37	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,545
38	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
39	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	38,843
40	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
41	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
42	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
43	NPRC Grayson LLC	Grayson, GA	12/14/2020	47,860	40,500
44	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
45	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
46	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000
47	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
48	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,975
49	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,955
50	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,203
51	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,601
52	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	104,908
53	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	73,000
54	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
55	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	34,609
56	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	28,699
57	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	22,855

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
58	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
59	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
60	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
61	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
62	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
63	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,566
				$2,672,726	$2,238,595
The fair value of our investment in NPRC increased to $1,659,976 as of June 30, 2023, a premium of $696,663 from its amortized cost basis compared to a fair value of $1,615,737 as of June 30, 2022, representing a premium of $752,541. The decrease in premium is primarily driven by a decrease in like-for-like property values due to a rise in discount rates and terminal capitalization rates, partially offset by an increase in market interest rates and growth in net operating income in our real estate portfolio.

NMMB, Inc.

Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 92.77% and 90.42% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of June 30, 2023 and June 30, 2022, respectively, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.

The fair value of our investment in NMMB decreased to $94,180 as of June 30, 2023, representing a premium of $64,457 to its amortized cost basis, compared to a fair value of $109,943 as of June 30, 2022, representing a premium of $80,220 to its amortized cost basis. The decrease in the premium to amortized cost was driven by decreased forecasted performance.

Pacific World Corporation

On May 29, 2018, Prospect exercised its rights and remedies under its loan documents to exercise the shareholder voting rights in respect of the stock of Pacific World Corporation (“Pacific World”) and to appoint a new Board of Directors of Pacific World. As a result, as of June 30, 2023, Prospect’s investment in Pacific World is classified as a control investment. Pacific World supplies nail and beauty care products to food, drug, mass, and value retail channels worldwide.

The fair value of our investment in Pacific World decreased to $65,746 as of June 30, 2023, representing a discount of $213,129 to its amortized cost basis, compared to a fair value of $59,179 as of June 30, 2022, representing a discount of $201,217 to its amortized cost. The increase in discount to amortized cost resulted from a from a challenging retail environment and increased debt in the capital structure.

R-V Industries, Inc.

Prospect owns 87.75% of the fully-diluted equity of R-V Industries, Inc. (“R-V”), with R-V management owning the remaining 12.25% of the equity. R-V is a provider of engineering and manufacturing services to chemical, paper, pharmaceutical, and power industries.

The fair value of our investment in R-V increased to $81,508 as of June 30, 2023, representing a premium of $41,020 to its amortized cost basis, compared to a fair value of $56,923 as of June 30, 2022, representing a premium of $16,435 to its amortized cost basis. The increase in premium to amortized cost was driven by an improvement in financial performance.

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

The fair value of our investment in UTP increased to $45,065 as of June 30, 2023, a discount of $20,119 from its amortized cost basis, compared to a fair value of $31,147 as of June 30, 2022, representing a discount of $34,069 to it amortized cost. The decrease in discount to amortized cost was driven by an improvement in financial performance.

USES Corp.

Prospect owns 99.96% of the equity of USES Corp. as of June 30, 2023 and June 30, 2022. USES provides industrial, environmental, and maritime services in the Gulf States region.

The fair value of our investment in USES decreased to $19,527 as of June 30, 2023, a discount of $59,366 from its amortized cost basis, compared to a fair value of $22,395 as of June 30, 2022, representing a discount of $45,823 to it amortized cost. The increase in discount to amortized cost resulted from increased debt in the capital structure and a decline in financial performance.

Our controlled investments, including those discussed above, are valued at $583,201 above their amortized cost as of June 30, 2023.

Affiliate and Non-Control Company Investments

We hold two affiliate investments at June 30, 2023 (Nixon, Inc. and RGIS Services, LLC, (“RGIS”)) with a total fair value of $10,397, a premium of $1,542 from their combined amortized cost. We held four affiliate investments at June 30, 2022 (Nixon, Inc., RGIS, Targus Cayman HoldCo Limited (“Targus”), and PGX Holdings, Inc. (“PGX”)) with a total fair value of $393,264, representing a $151,163 premium to its amortized cost. The decrease in premium to amortized cost since June 30, 2022, is primarily driven by our equity sale of Targus and the restructuring of PGX, which resulted in a transfer of PGX’s investment classification from affiliate to non-control/non-affiliate as of June 30, 2023.

With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. As of June 30, 2023, our non-control/non-affiliate portfolio is valued at a discount to amortized cost primarily due to our CLO investment portfolio, which is valued at a $287,813 discount to amortized cost. Additionally, as of June 30, 2023, five of our non-control/ non-affiliate investments, PGX, United Sporting Companies, Inc. (“USC”), Curo Group Holdings Corp. (“Curo”), Engine Group, Inc (“Engine”), and K&N (“K&N Parent, Inc.), are valued at discounts to amortized cost of $179,986, $82,190, $29,985, $29,090, and $24,541, respectively. Of these five investments, PGX experienced a significant change in value during the current period. Leading into March 2023, PGX was undergoing a litigation process commenced by the Consumer Financial Protection Bureau regarding the legality of PGX’s billing practices when using telemarketing to acquire new business. Due to recent rulings issued by the courts in these legal proceedings, PGX determined it needed to move away from a telemarketing model to an online model to attract new customers. As a result of this material change to PGX’s business model (which will take time to develop) and other impacts from the court rulings, PGX filed for Chapter 11 bankruptcy protection in the District of Delaware in June 2023 and continues to navigate the on-going legal proceedings. Due to these factors, the value of our investment in PGX decreased.

Our largest non-control/non-affiliate investment is Town & Country Holdings, Inc. (“Town & Country”), which is valued at $39,123 above its amortized cost and represents approximately 6.2% of our Net Asset Value as of June 30, 2023. Town & Country is a supplier of home textiles and accessories to retailers throughout North America.

Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of June 30, 2023 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in March 2019; Public Notes which we issued in March 2013, October 2018, January 2021, May 2021 and September 2021; and Prospect Capital InterNotes® which we issue from time to time. As of June 30, 2023, our equity capital is comprised of common and preferred equity.

The following table shows our outstanding debt as of June 30, 2023:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$1,014,703	$15,569	$1,014,703	$1,014,703	1M SOFR +	2.05%

2025 Notes		156,168	1,577	154,591	154,107	6.63%
Convertible Notes		156,168		154,591	154,107

6.375%	2024 Notes	81,240	108	81,132	80,818	6.57%
2026 Notes		400,000	5,244	394,756	354,896	3.98%
3.364%	2026 Notes	300,000	4,730	295,270	252,282	3.60%
3.437%	2028 Notes	300,000	7,021	292,979	230,472	3.64%
Public Notes		1,081,240		1,064,137	918,468

Prospect Capital InterNotes®		358,105	6,688	351,417	313,538	5.77%
Total		$2,610,216		$2,584,848	$2,400,816
The following table shows our outstanding debt as of June 30, 2022:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$839,464	$10,801	$839,464	$839,464	1ML +	2.05%

2022 Notes		60,501	18	60,483	60,753	5.63%
2025 Notes		156,168	2,459	153,709	158,094	6.63%
Convertible Notes		216,669		214,192	218,847

2023 Notes		284,219	600	283,619	286,101	6.07%
6.375%	2024 Notes	81,240	299	80,941	82,084	6.57%
2026 Notes		400,000	7,134	392,866	355,316	3.98%
3.364%	2026 Notes	300,000	6,026	293,974	254,931	3.60%
3.437%	2028 Notes	300,000	8,222	291,778	229,866	3.64%
Public Notes		1,365,459		1,343,178	1,208,298

Prospect Capital InterNotes®		347,564	7,122	340,442	285,822	5.71%
Total		$2,769,156		$2,737,276	$2,552,431
The following table shows the contractual maturities by fiscal year of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2023:

	Payments Due by Fiscal Year ending June 30,
	Total	2024	2025	2026	2027	2028	After 5 Years
Revolving Credit Facility	$1,014,703	$—	$—	$—	$—	$1,014,703	$—
Convertible Notes	156,168	—	156,168	—	—	—	—
Public Notes	1,081,240	81,240	—	400,000	300,000	—	300,000
Prospect Capital InterNotes®	358,105	662	1,499	38,922	74,496	15,470	227,056
Total Contractual Obligations	$2,610,216	$81,902	$157,667	$438,922	$374,496	$1,030,173	$527,056

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
Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective September 15, 2022, we completed an extension and upsizing of the revolving credit facility (the “Revolving Credit Facility”). The lenders have extended commitments of $1,912,500 as of June 30, 2023. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $2,000,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extends the maturity date to September 15, 2027 and the revolving period through September 15, 2026, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.
As of June 30, 2023 and June 30, 2022, we had $697,325 and $660,536, respectively, available to us for borrowing under the Revolving Credit Facility, net of $1,014,703 and $839,464 outstanding borrowings as of the respective balance sheet dates. Refer to Note 4. Revolving Credit Facility within our consolidated financial statements for additional details.
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
As of June 30, 2022, the outstanding principal amount of the 2022 Notes was $60,501. Following maturity during the year ended June 30, 2023, none of the 2022 Notes remain outstanding.
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

As of June 30, 2023 and June 30, 2022, the outstanding principal amount of the 2025 Notes were $156,168 and $156,168, respectively. Refer to Note 5. Convertible Notes within our consolidated financial statements for additional details.

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
Following the maturity of the 2023 Notes during the year ended June 30, 2023, none of the 2023 Notes remained outstanding.
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
As of June 30, 2023 and June 30, 2022, the outstanding aggregate principal amount of the 6.375% 2024 Notes was $81,240 and $81,240, respectively.
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
As of June 30, 2023 and June 30, 2022, the outstanding aggregate principal amount of the 2026 Notes was $400,000 and $400,000, respectively.

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
As of June 30, 2023 and June 30, 2022, the outstanding aggregate principal amount of the 3.364% 2026 Notes was $300,000 and $300,000, respectively.
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
As of June 30, 2023 and June 30, 2022, the outstanding aggregate principal amount of the 3.437% 2028 Notes was $300,000 and $300,000, respectively.

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
We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of June 30, 2023 and June 30, 2022, the aggregate principal amount of Prospect Capital InterNotes® outstanding were $358,105 and $347,564, respectively. Refer to Note 7. Prospect Capital InterNotes® within our consolidated financial statements for additional details.
Net Asset Value Applicable to Common Stockholders
During the year ended June 30, 2023, our net asset value applicable to common shares decreased by $386,458 or $1.24 per common share. The decrease was primarily attributable to a decrease in net realized and net change in unrealized losses of $522,570, or $1.31 per basic weighted average common share. During the year ended June 30, 2023, net investment income of $420,929, or $1.06 per basic weighted average common share exceeded distributions from earnings to common and preferred stockholders of $358,394, or $0.89 per basic weighted average common share, resulting in a net increase of $0.17 per basic weighted average common share. The increase was partially offset by $0.10 of dilution per common share related to common stock issuances through our dividend reinvestment program for the year ended June 30, 2023. The following table shows the calculation of net asset value per common share as of June 30, 2023 and :

	June 30, 2023	June 30, 2022
Net assets available to common stockholders	$3,732,665	$4,119,123
Shares of common stock issued and outstanding	404,033,549	393,164,437
Net asset value per common share	$9.24	$10.48
Results of Operations
For information regarding results of operations for the year ended June 30, 2021, see the Company's Form 10-K for the fiscal year ended June 30, 2022.
Operating results for the years ended June 30, 2023 and 2022 were as follows:

	Years Ended June 30,
	2023	2022
Investment income	$852,213	$710,904
Operating expenses	431,284	367,004
Net investment income	420,929	343,900
Net realized (losses) from investments	(41,046)	(13,184)
Net change in unrealized (losses) gains from investments	(481,344)	262,025
Net realized (losses) on extinguishment of debt	(180)	(10,157)
Net (decrease) increase in net assets resulting from operations	(101,641)	582,584
Preferred stock dividend	(71,153)	(25,935)
Gain on Repurchase of Preferred Stock	321	—
Net (Decrease) Increase in Net Assets Resulting from Operations applicable to Common Stockholders	$(172,473)	$556,649

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
The following table describes the various components of investment income and the related levels of debt investments:

	Years Ended June 30,
	2023	2022
Interest income	$760,785	$584,685
Dividend income	8,405	15,025
Other income	83,023	111,194
Total investment income	$852,213	$710,904

Average debt principal of performing interest bearing investments(1)	$7,093,360	$6,208,978
Weighted average interest rate earned on performing interest bearing investments(1)	10.73%	9.42%
Average debt principal of all interest bearing investments(2)	$7,490,519	$6,497,381
Weighted average interest rate earned on all interest bearing investments(2)	10.16%	9.00%
(1) Excludes equity investments and non-accrual loans.
(2) Excludes equity investments.
The average interest earned on interest bearing performing assets increased to 10.73% for the year ended June 30, 2023, from 9.42% for the year ended June 30, 2022. The average interest earned on all interest bearing assets increased to 10.16% for the year ended June 30, 2023, from 9.00% for the year ended June 30, 2022. The weighted average interest rate earned on our portfolio increased by 1.31%, primarily due to an increase in LIBOR/SOFR rates rising above our floors amongst our interest-bearing investments, for which interest income increased to $660,699 from $488,283, for the years ended June 30, 2023 and 2022, respectively.
Investment income is also generated from dividends and other income which is less predictable than interest income. The following table describes dividend income earned for the years ended June 30, 2023 and June 30, 2022, respectively:

	Years Ended June 30,
	2023	2022
Dividend income
NMMB, Inc.	$2,510	$8,383
RGIS Services, LLC	1,374	—
Valley Electric Company, Inc.	547	3,150
Nationwide Loan Company LLC	—	2,650
R-V Industries, Inc.	—	441
Other, net	3,974	401
Total dividend income	$8,405	$15,025

Other income is comprised of structuring fees, advisory fees, amendment fees, royalty interests, receipts for residual net profit and revenue interests, administrative agent fees and other miscellaneous and sundry cash receipts. The following table describes other income earned for the years ended June 30, 2023 and June 30, 2022, respectively:

	Years Ended June 30,
	2023	2022
Structuring and amendment fees
Japs-Olson Company, LLC	$2,075	$—
NH Kronos Buyer, Inc.	2,063	—
Faraday Buyer, LLC	2,012	—
WatchGuard Technologies, Inc.	2,275	—
Burgess Point Purchaser Corporation	1,200	—
USG Intermediate, LLC	1,285	1,034
Duke's Root Control Inc.	1,048	—
PGX Holdings, Inc.	—	3,779
Magnate Worldwide, LLC	—	3,516
PeopleConnect Intermediate, LLC	—	2,495
Broder	—	2,239
DRI Holding Inc.	—	2,488
BCPE Osprey Buyer, Inc.	—	1,812
Belnick, LLC	—	1,850
BCPE North Star US Holdco 2, Inc.	—	1,463
National Property REIT Corp.	—	3,648
Global Tel*Link	—	1,500
SEOTownCenter, Inc.	—	1,040
First Tower Finance Company LLC	—	7,898
Other, net	6,173	8,921
Total structuring and amendment fees	$18,131	$43,683
Royalty, net profit and revenue interests
National Property REIT Corp.	$63,530	$66,124
Other, net	732	695
Total royalty and net revenue interests	$64,262	$66,819
Administrative agent fees
Other, net	$630	$692
Total administrative agent fees	$630	$692
Total other income	$83,023	$111,194
Other income for the year ended June 30, 2023 decreased by $28,171 compared to the year June 30, 2022 primarily due to a $25,552 decrease in structuring and amendment fees from less origination activity and transaction related services that would qualify as structuring and amendment fee income. The remaining decrease in other income during the year ended June 30, 2023 is driven by a $2,594 decline in residual profit interest from NPRC as a result of fluctuations in real estate activity.
Income recognized from dividend income, prepayment premium from early repayments, structuring fees and amendment fees related to specific loan positions is considered to be non-recurring income. For the years ended June 30, 2023 and June 30, 2022, we recognized $27,106 and $64,907 of non-recurring income, respectively. The $37,801 decrease in non-recurring income during the year ended June 30, 2023 is primarily due to the $25,552 decrease in structuring and amendment fees due to decreases in origination activity and transaction related services. The remaining decline in the year ended June 30, 2023 non-recurring income compared to the prior period is due to decreases of $6,620 in dividend income and a decrease of $5,629 in prepayment premium income.

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

The following table describes the various components of our operating expenses:

	Years ended June 30,
	2023	2022
Base management fee	$155,084	$140,370
Income incentive fee	87,435	79,491
Interest and credit facility expenses	148,204	117,416
Allocation of overhead from Prospect Administration	20,578	13,797
Audit, compliance and tax related fees	4,874	3,107
Directors’ fees	525	491
Other general and administrative expenses	14,584	12,332
Total operating expenses	$431,284	$367,004

Total gross and net base management fee was $155,084 and $140,370 for the years ended June 30, 2023 and 2022, respectively. The increase in total gross base management fee is directly related to an increase in average total assets.
For the years ended June 30, 2023 and 2022, we incurred $87,435 and $79,491 of income incentive fees, respectively. This increase was driven by a corresponding increase in pre-incentive fee net investment income (net of preferred stock dividends) to $437,211 from $397,456 for the years ended June 30, 2023, and 2022, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the years ended June 30, 2023 and 2022, we incurred $148,204 and $117,416 respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years:

	Years ended June 30,
	2023	2022
Interest on borrowings	$134,446	$101,803
Amortization of deferred financing costs	6,980	8,024
Accretion of discount on unsecured debt	3,013	2,815
Facility commitment fees	3,765	4,774
Total interest and credit facility expenses	$148,204	$117,416

Average principal debt outstanding	$2,762,086	$2,554,571
Annualized weighted average stated interest rate on borrowings(1)	4.87%	3.99%
Annualized weighted average interest rate on borrowings(2)	5.37%	4.60%
(1)Includes only the stated interest expense.
(2)Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.

Interest expense was $134,446 and $101,803 for the years ended June 30, 2023 and 2022, respectively. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) was 4.87% and 3.99% for the years ended June 30, 2023 and 2022, respectively. The weighted average interest rate on borrowings was 5.37% and 4.60% for the years ended June 30, 2023 and 2022, respectively. Both increases are primarily due to an increase of interest expense from increased LIBOR/SOFR rates for our Revolving Credit Facility partially offset by a decrease of interest expense from redemptions of our Prospect Capital InterNotes®, as well as repurchases of our Convertible Notes, 2029 Notes, and 2023 Notes.
The allocation of net overhead expense from Prospect Administration was $20,578 and $13,797 for the years ended June 30, 2023 and 2022, respectively. Prospect Administration received estimated payments of $2,664 and $6,336 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal, tax, and other administrative services during the year ended June 30, 2023 and June 30, 2022, respectively. In addition, we were given a credit in the amount of $1,212 for legal expenses incurred on behalf of our portfolio companies that were remitted to Prospect Administration during the year ended June 30, 2023. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount. The $6,781 increase in the allocated net overhead expense for the year ended June 30, 2023 compared to the prior year period is primarily due to increased managerial assistance and administrative allocations.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $19,983 and $15,930 for the year ended June 30, 2023 and June 30, 2022, respectively. The increase was primarily attributable to an increase in audit, compliance and tax related fees, legal fees, as well as other general and administrative expenses.
Net Realized Gains (Losses)
The following table details net realized gains (losses) from investments for the years ended June 30, 2023 and June 30, 2022:

	Years Ended June 30,
Portfolio Company	2023	2022
Targus Group International, Inc.	16,143	—
Sudbury Mill CLO, Ltd.	1,065	(8,582)
Voya CLO 2012-3, Ltd.	440	—
Voya CLO 2012-2, Ltd.	433	—
Brookside Mill CLO	—	(7,683)
Strategic Materials Holding Corp.	(82)	—
Shutterfly, LLC	(1,944)	—
NMMB Inc.	(2,510)	3,946
Dunn Paper, Inc.	(8,791)	(385)
Halcyon Loan Advisors Funding 2014-1 Ltd.	(11,425)	—
Venio LLC	(14,325)	—
Halcyon Loan Advisors Funding 2013-1 Ltd.	(19,979)	—
Other, net	(71)	(480)
Net realized (losses) gains	$(41,046)	$(13,184)
Net Realized Loss from Extinguishment of Debt
During the years ended June 30, 2023 and June 30, 2022, we recorded a net realized loss from the extinguishment of debt of $180 and $10,157, respectively. Refer to Capitalization for additional discussion.
Net Realized Gain from Repurchase of Preferred Stock
During the years ended June 30, 2023 and June 30, 2022, we recorded a net realized gain from the repurchase of preferred Stock of $321 and $0, respectively. Refer to Financial Condition, Liquidity, and Capital Resources for additional discussion.

Change in Unrealized Gains (Losses)
The following table details net change in unrealized (losses) gains for our portfolio for the years ended June 30, 2023 and June 30, 2022, respectively:

	Years Ended June 30,
	2023	2022
Control investments	$(122,210)	$268,126
Affiliate investments	(86,440)	(2,629)
Non-control/non-affiliate investments	(272,694)	(3,472)
Net change in unrealized (losses) gains	$(481,344)	$262,025
The following table reflects net change in unrealized gains (losses) on investments for the year ended June 30, 2023:

Net Change in Unrealized Gains (Losses)
Town & Country Holdings, Inc.	$39,123
InterDent, Inc.	32,042
R-V Industries, Inc.	24,585
United Sporting Companies, Inc.	15,433
Universal Turbine Parts, LLC	13,950
The RK Logistics Group, Inc.	11,014
MITY, Inc.	8,752
Dunn Paper, Inc.	6,493
Research Now Group, LLC (f/k/a Research Now Group, Inc.) and Dynata, LLC (f/k/a Survey Sampling International, LLC)	(6,740)
BCPE North Star US Holdco 2, Inc.	(10,462)
Rising Tide Holdings, Inc.	(11,444)
Pacific World Corporation	(11,912)
Curo Group Holdings Corp.	(13,506)
USES Corp.	(13,543)
NMMB, Inc.	(15,763)
Credit Central Loan Company, LLC	(17,554)
CP Energy Services Inc.	(22,645)
K&N HoldCo, LLC	(23,181)
Targus Cayman HoldCo Limited	(33,202)
First Tower Finance Company LLC	(48,602)
Other, net	(53,378)
National Property REIT Corp.	(55,878)
PGX Holdings, Inc.	(294,926)
Net change in unrealized losses	$(481,344)

The following table reflects net change in unrealized gains (losses) on investments for the year ended June 30, 2022:

Net Change in Unrealized Gains (Losses)
National Property REIT Corp.	$316,497
NMMB, Inc.	51,076
Subordinated Structured Notes	47,792
CP Energy Services Inc.	18,945
Targus Cayman HoldCo Limited	9,802
MITY, Inc.	5,363
Universal Turbine Parts, LLC	4,074
8th Avenue Food & Provisions, Inc.	(4,451)
Dunn Paper, Inc.	(6,461)
Credit Central Loan Company, LLC	(9,392)
USES Corp.	(11,420)
PGX Holdings, Inc.	(11,995)
First Tower Finance Company LLC	(16,589)
Other, Net	(17,863)
Curo Group Holdings Corp.	(19,142)
Pacific World Corporation	(23,069)
Echelon Transportation, LLC	(29,120)
InterDent, Inc.	(42,022)
Net change in unrealized gains	$262,025
Financial Condition, Liquidity and Capital Resources
For the year ended June 30, 2023 and June 30, 2022, our operating activities used $220,846 and $795,339 of cash, respectively. The $574,493 decrease is primarily driven by a $1,291,024 decrease in originations offset by a $9,426 increase in interest receivable and $684,585 decrease in repayments for the year ended June 30, 2023 compared to year ended June 30, 2022. There were no investing activities for the year ended June 30, 2023 and June 30, 2022. Financing activities provided $281,128 and $767,093 of cash during the year ended June 30, 2023 and June 30, 2022, respectively, which included dividend payments of $299,143 and $270,295, respectively. The $485,965 decrease in cash provided by our financing activities is primarily driven by a $653,926 decrease in net debt issuances, offset by a $199,779 increase in issuance of preferred stock, for the year ended June 30, 2023 compared to the year ended June 30, 2022.

Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, to repay outstanding borrowings and to make cash distributions to our stockholders.

Our primary sources of funds have historically been issuances of debt and common equity, and beginning with our year ended June 30, 2021, issuances of preferred equity. We have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the year ended June 30, 2023, we borrowed $1,544,600 and we made repayments totaling $1,369,361 under the Revolving Credit Facility. As of June 30, 2023, our outstanding balance on the Revolving Credit Facility was $1,014,703. As of June 30, 2023, we had, net of unamortized discount and debt issuance costs, $154,591 outstanding on the Convertible Notes, $1,064,137 outstanding on the Public Notes and $351,417 outstanding on the Prospect Capital InterNotes® (See “Capitalization” above).
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of June 30, 2023 and June 30, 2022, we had $47,875 and $43,934, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of June 30, 2023 and June 30, 2022, as they were all floating rate instruments that repriced frequently.
On February 10, 2023, we filed a registration statement on Form N-2 (File No. 333-269714) that was effective upon filing pursuant to Rule 462(e) under the Securities Act, and which replaced our previously effective registration statement on Form N-2 that had been filed on February 13, 2020 and which was also effective upon filing pursuant to Rule 462(e) under the

Securities Act. The registration statement permits us to issue, through one or more transactions, an indeterminate amount of securities, consisting of common stock, preferred stock, debt securities, subscription rights to purchase our securities, warrants representing rights to purchase our securities or separately tradable units combining two or more of our securities.
Preferred Stock
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”), as amended on June 9, 2022, October 7, 2022, and February 10 2023, pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and dealer manager for the Company’s offering of up to 72,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock will initially be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”), the 6.50% Series A3 Preferred Stock (“Series A3 Preferred Stock”), and the 6.50% Series M3 Preferred Stock (“Series M3 Preferred Stock”). In connection with such offering, on August 3, 2020, June 9, 2022, October 11, 2022 and February 10, 2023, we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland (“SDAT”), reclassifying and designating 120,000,000, 60,000,000, 120,000,000, and 60,000,000 shares, respectively, of the Company’s authorized and unissued shares of common stock into shares of preferred stock as “Convertible Preferred Stock.”
On October 30, 2020, and as amended on February 18, 2022, October 7, 2022, and February 10, 2023, we entered into a Dealer Manager Agreement with InspereX LLC, pursuant to which InspereX LLC has agreed to serve as the Company’s agent and dealer manager for the Company’s offering of up to 10,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock will initially be issued in multiple series, including the 5.50% Series AA1 Preferred Stock (the “Series AA1 Preferred Stock”), the 5.50% Series MM1 Preferred Stock (the “Series MM1 Preferred Stock”), the 6.50% Series AA2 Preferred Stock (the “Series AA2 Preferred Stock”), and the 6.50% Series MM2 Preferred Stock (the “Series MM2 Preferred Stock” and together with the Series M1 Preferred Stock, the Series M2 Preferred Stock, the Series M3 Preferred Stock, and the Series MM1 Preferred Stock, the “Series M Preferred Stock” and the Series MM2 Preferred Stock, together with the Series AA2 Preferred Stock, the Series A3 Preferred Stock and the Series M3 Preferred Stock, the “6.50% Preferred Stock”). In connection with such offering, on October 30, 2020, February 17, 2022 and October 11, 2022, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 80,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as Convertible Preferred Stock. On May 19, 2021, we entered into an Underwriting Agreement with UBS Securities LLC, relating to the offer and sale of 187,000 shares, par value $0.001 per share, of 5.50% Series A2 Preferred Stock, with a liquidation preference of $25.00 per share (the “Series A2 Preferred Stock”, and together with the Series A1 Preferred Stock, Series M1 Preferred Stock, Series M2 Preferred Stock, Series AA1 Preferred Stock, and Series MM1 Preferred Stock, the “5.50% Preferred Stock”). The issuance of the Series A2 Preferred Stock settled on May 26, 2021. In connection with such offering, on May 19, 2021, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 1,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as Convertible Preferred Stock.

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
At any time prior to the listing of the 5.50% Preferred Stock and the 6.50% Preferred Stock on a national securities exchange, shares of the 5.50% Preferred Stock and 6.50% Preferred Stock are convertible, at the option of the holder of the 5.50% Preferred Stock and the 6.50% Preferred Stock (the “Holder Optional Conversion”). We will settle any Holder Optional Conversion by paying or delivering, as the case may be, (A) any portion of the Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the Settlement Amount, minus (b) any portion of the Settlement Amount that we elect to pay in cash, divided by (2) the arithmetic average of the daily volume weighted average price of shares of our common stock over each of the five consecutive trading days ending on the Holder Conversion Exercise Date (such arithmetic average, the “5-day VWAP”). For the Series A1 Preferred Stock, the Series A3 Preferred Stock, the Series AA1 Preferred Stock, the Series AA2 Preferred Stock and the Series A2 Preferred Stock, “Settlement Amount” means (A) $25.00 per share (the “Stated Value”), plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the applicable Holder Optional Conversion Fee for the respective Holder

Conversion Deadline. For the Series M Preferred Stock, “Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the applicable Series M Clawback, if any. “Series M Clawback”, if applicable, means an amount equal to the aggregate amount of all dividends, whether paid or accrued, on such share of Series M Stock in the three full months prior to the Holder Conversion Exercise Date. Subject to certain limited exceptions, we will not pay any portion of the Settlement Amount in cash (other than cash in lieu of fractional shares of our common stock) until the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred Stock has been issued. Beginning on the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred Stock is issued, we may elect to settle all or a portion of any Holder Optional Conversion in cash without limitation or restriction. The right of holders to convert a share of 5.50% Preferred Stock or 6.50% Preferred Stock will terminate upon the listing of such share on a national securities exchange.
Subject to certain limited exceptions allowing earlier redemption, beginning on the earlier of the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred Stock has been issued, or, for listed shares of 5.50% Preferred Stock or 6.50% Preferred Stock, five years from the earliest date on which any series that has been listed was first issued (the earlier of such dates, the “Redemption Eligibility Date”), such share of 5.50% Preferred Stock or 6.50% Preferred Stock may be redeemed at any time or from time to time at our option (the “Issuer Optional Redemption”), at a redemption price of 100% of the Stated Value of the shares of 5.50% Preferred Stock or 6.50% Preferred Stock to be redeemed plus unpaid dividends accrued to, but not including, the date fixed for redemption.
Subject to certain limitations, each share of 5.50% Preferred Stock or 6.50% Preferred Stock may be converted at our option (the “Issuer Optional Conversion”). We will settle any Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the 5-day VWAP, subject to our ability to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value if the 5-day VWAP represents a discount to our net asset value per share of common stock. For the 5.50% Preferred Stock and 6.50% Preferred Stock, “IOC Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the date fixed for conversion. In connection with an Issuer Optional Conversion, we will use commercially reasonable efforts to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value. If we do not have or obtain any required stockholder approval under the 1940 Act to sell our common stock below net asset value and the 5-day VWAP is at a discount to our net asset value per share of common stock, we will settle any conversions in connection with an Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the NAV per share of common stock at the close of business on the business day immediately preceding the date of conversion. We will not pay any portion of the IOC Settlement Amount from an Issuer Optional Conversion in cash (other than cash in lieu of fractional shares of our common stock) until the Redemption Eligibility Date. Beginning on the Redemption Eligibility Date, we may elect to settle any Issuer Optional Conversion in cash without limitation or restriction. In the event that we exercise an Issuer Optional Conversion with respect to any shares of 5.50% Preferred Stock or 6.50% Preferred Stock, the holder of such 5.50% Preferred Stock or 6.50% Preferred Stock may instead elect a Holder Optional Conversion with respect to such 5.50% Preferred Stock or 6.50% Preferred Stock provided that the date of conversion for such Holder Optional Conversion would occur prior to the date of conversion for an Issuer Optional Conversion.
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
We may from time to time seek to cancel or purchase our outstanding preferred stock through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. The amounts involved may be material. Any such purchases or exchanges of preferred stock would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Our Board of Directors authorized us to repurchase our Series A Preferred Stock. The manner, price, volume and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. During the year ended June 30, 2023, the Company repurchased 37,346 shares of Series A Preferred Stock for a total cost of approximately $579, including fees and commissions paid to the broker, representing an average repurchase price of $15.42 per share. The difference in the consideration transferred and the net carrying value of the Series A Preferred Stock repurchased, which was $900, resulted in a gain applicable to common stock holders of approximately $321 during the year ended June 30, 2023. The repurchased shares reverted to authorized but unissued shares of Series A Preferred Stock and thus the Company holds no treasury stock.
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
For so long as the Series A Preferred Stock is outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, and in accordance with ASC 480, we have presented our 5.50% Preferred Stock, 6.50% Preferred Stock, and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of June 30, 2023 and June 30, 2022.
We determined the estimated value as of June 30, 2023 of our 5.50% Preferred Stock and 6.50% Preferred Stock, with a $25.00 stated value per share. We engaged a third-party valuation service to assist in our determination based on the calculation resulting from the total equity on our Consolidated Statements of Assets and Liabilities in our Annual Report on Form 10-K for

the year ended June 30, 2023 (the “Form 10-K”), which was prepared in accordance with U.S. generally accepted accounting principles in the United States of America, adjusted for the fair value of our investments (i.e. from our Consolidated Schedule of Investments) and total liabilities, divided by the number of shares of our Preferred Stock outstanding. Based on this methodology and because the result from the calculation above is greater than the $25.00 per share stated value of our 5.50% Preferred Stock and 6.50% Preferred Stock, the estimated value of our 5.50% Preferred Stock and 6.50% Preferred Stock as of June 30, 2023 is $25.00 per share.
Common Stock
Our common stockholders’ equity accounts as of June 30, 2023 and June 30, 2022 reflect cumulative shares issued, net of shares repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50%     and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemption Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
We did not repurchase any shares of our common stock for the year ended June 30, 2023 or June 30, 2022. As of June 30, 2023, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
On June 9, 2023, at a special meeting of stockholders, our stockholders authorized us to sell shares of our common stock (during the next 12 months) at a price or prices below our net asset value per share at the time of sale in one or more offerings, subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of its outstanding common stock immediately prior to such sale).
Recent Developments
On August 29, 2023, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in July as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
September 2023	9/20/2023	10/2/2023	$0.114583
October 2023	10/18/2023	11/1/2023	$0.114583
November 2023	11/15/2023	12/1/2023	$0.114583

On August 29, 2023, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 6.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in July as a result), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
September 2023	9/20/2023	10/2/2023	$0.135417
October 2023	10/18/2023	11/1/2023	$0.135417
November 2023	11/15/2023	12/1/2023	$0.135417
On August 29, 2023, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
August 2023 - October 2023	10/18/2023	11/1/2023	$0.334375
On August 29, 2023, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
September 2023	9/27/2023	10/19/2023	$0.0600
October 2023	10/27/2023	11/20/2023	$0.0600

Critical Accounting Estimates
We prepare our Financial Statements in accordance with U.S. GAAP. In applying many of these accounting principles, we make estimates that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates on historical experience and other factors that we believe are reasonable under the circumstances. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. These estimates, however, are subjective and subject to change, and actual results may differ materially from our current estimates due to the inherent nature of these estimates.
Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Item 1A. Risk Factors.” See Note 2 to our consolidated financial statements for more information on how fair value of our investment portfolio is determined, and Note 3 to our consolidated financial statements for information about the inputs and assumptions used to measure fair value of our investment portfolio.

Fair Value of Financial Instruments

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

ASC 820 classifies the inputs used to measure these fair values into the following hierarchy:

•Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by us at the measurement date.
•Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.
•Level 3: Unobservable inputs for the asset or liability.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. All of our investments carried at fair value are classified as Level 2 or Level 3 as of June 30, 2023 and June 30, 2022, with a significant portion of our investments classified as Level 3.

Investments
We determine the fair value of our investments on a quarterly basis, with changes in fair value reflected as a net change in unrealized gains (losses) from investments in the Consolidated Statement of Operations.
The Company applies the SEC’s Rule 2a-5 in determining fair value of its investments. Rule 2a-5 establishes a consistent, principles-based framework for boards of directors to use in creating their own specific processes in order to determine fair values in good faith.
Investments for which market quotations are readily available must be valued at such market quotations. In order to validate market quotations, management and the independent valuation firm look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. In determining the range of values for debt instruments where market quotations are not readily available, we perform a multiple step valuation process with our investment professionals alongside our independent valuation firms. The independent valuation firms prepare valuations for each investment which are presented by the independent valuation firms to the Audit Committee of our Board of Directors. The Audit Committee makes a recommendation to the Board of Directors of the value for each investment and the Board of Directors approves the values with the input of the Investment Adviser.
Management and the independent valuation firm may consider various factors in determining the fair value of our investments. One prominent factor is the enterprise value of a portfolio company determined by applying a market approach such as using earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples, net income and/or book value multiples for similar guideline public companies and/or similar recent investment transactions and/or an income approach, such as the discounted cash flow technique. If relevant, management and the independent valuation firms will consider the pricing indicated by external events such as a purchase or sale transaction to corroborate the valuation.
Changes in market yields, discount rates, capitalization rates or EBITDA multiples, each in isolation, may change the fair value measurement of certain of our investments. Generally, an increase in market yields, discount rates or capitalization rates, or a decrease in EBITDA (or other) multiples may result in a decrease in the fair value measurement of certain of our investments.
Our investments that are classified as Level 3 are primarily valued utilizing a discounted cash flow, enterprise value (“EV”) waterfall, or asset recovery analysis. The discounted cash flow converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The fair value measurement is based on the net present value indicated by current market expectations about those future amounts. Under the EV waterfall, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market (multiples) valuation approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent merger and acquisitions transactions, and/or a discounted cash flow . The asset recovery analysis is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets.
In determining the range of values for our investments in CLOs, the independent valuation firm uses a discounted multi-path cash flow model. Various risk factors are sensitized in the multi-path cash flow model using Monte Carlo simulations to generate probability-weighted (i.e., multi-path) cash flows for the underlying assets and liabilities. These cash flows are discounted using appropriate market discount rates, and relevant data in the CLO market and certain benchmark credit indices are considered, to determine the value of each CLO investment.
At June 30, 2023, $5,192,734, $2,503,571, and $21,145 of our total investments were valued using the discounted cash flow, enterprise value waterfall, and asset recovery analysis, respectively, compared to $3,893,971, $3,602,518, and $32,205, respectively, at June 30, 2022.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and equity price risk. Uncertainty with respect to the economic effects of rising interest rates in response to inflation, the war in Russia and Ukraine and the ongoing geopolitical uncertainty has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. Concerning these risks and their potential impact on our business and our operating results, see Part I, Item 1A. Risk Factors, “Risks Relating to our Business.”
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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, Secured Overnight Financing Rate (“SOFR”), EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a SOFR floor. Our loans typically have durations of one, three or six months after which they reset to current market interest rates. As of June 30, 2023, 84.66% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility that is based on floating SOFR rates. Interest on borrowings under the revolving credit facility is one-month SOFR plus 205 basis points with no minimum SOFR floor and there is $1,014,703 outstanding as of June 30, 2023. The Convertible Notes, Public Notes and remaining Prospect Capital InterNotes® bear interest at fixed rates.
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
The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in Subordinated Structured Notes) to our loan portfolio and outstanding debt as of June 30, 2023, assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income(1)
Up 300 basis points	$136,803	$(30,441)	$106,362	$85,090
Up 200 basis points	89,911	(20,294)	69,617	55,694
Up 100 basis points	43,019	(10,147)	32,872	26,298
Down 100 basis points	(50,665)	52,164	1,499	1,199
Down 200 basis points	(97,421)	52,164	(45,257)	(36,206)
Down 300 basis points	(137,500)	52,164	(85,336)	(68,269)
(1) Includes the impact of income incentive fees. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of June 30, 2023, one, three, and six month LIBOR were 5.22%, 5.55% and 5.76% respectively. As of June 30, 2023, one, three, and six month SOFR were 5.14%, 5.27% and 5.39% respectively.
We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the year ended June 30, 2023, we did not engage in hedging activities.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Prospect Capital Corporation
New York, New York
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Prospect Capital Corporation (the “Company”), including the consolidated schedules of investments, as of June 30, 2023 and 2022, and the related consolidated statements of operations, changes in net assets and temporary equity, and cash flows for each of the three years in the period ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations, changes in its net assets and temporary equity, and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 8, 2023 expressed an unqualified opinion thereon.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of June 30, 2023 and 2022 by correspondence with the custodians, brokers and portfolio companies; when replies were not received, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Valuation of Level 3 Investments
As described in Note 3 to the consolidated financial statements, the Company's consolidated investments at fair value were $7,725 million as of June 30, 2023. The Company’s investment portfolio is primarily comprised of privately held equity and debt instruments in portfolio companies, collateralized loan obligations (“CLO”) and real estate properties, substantially all of which have been classified as level 3 investments in the fair value hierarchy. The Company’s determination of fair value for these level 3 investments involves valuation techniques as described in Notes 2 and 3 and requires management to make judgments on the utilization of inputs that are unobservable and significant to the entire fair value measurement. The fair value of investments in equity and debt instruments is determined on a quarterly basis by the Board of Directors based on input from management, the Audit Committee and third-party valuation firms. The third-party valuation firms prepare independent valuations with a range of values or a point estimate for each investment based on their independent assessments.

We identified the valuation of level 3 investments as a critical audit matter. The principal considerations for our determination are the use of valuation approaches, including complex techniques to value these investments and the use of significant unobservable inputs, which are inherently uncertain and subjective, including revenue; earnings before interest, taxes, depreciation, and amortization (“EBITDA”), tangible book value multiples, discount rates and market yields for portfolio companies, discount rates for CLOs, and terminal capitalization rates and discount rates for real estate properties. Performing audit procedures to evaluate the reasonableness of management’s assumptions involved a high degree of auditor judgment and specialized skills and knowledge needed.
The primary procedures we performed to address this critical audit matter included:
Testing the design and operating effectiveness of controls relating to the valuation of level 3 investments for certain non-control portfolio companies where we relied on controls
•Utilizing personnel with specialized knowledge and skill in valuation to assist in evaluating the reasonableness of management’s fair value estimates and performing the following procedures for a selection of investments:
•assessing the appropriateness of valuation approaches, such as the market or income approach for portfolio companies, including discounted cash flow techniques for portfolio companies, CLOs, and real estate properties;
•evaluating whether significant unobservable inputs used were reasonable including (a) historical or forecasted revenue, EBITDA or tangible book value multiples, discount rates, and market yields for portfolio companies, (b) discount rates for CLOs, and (c) terminal capitalization rates and discount rates for real estate properties;
•recalculating the fair value estimates for portfolio companies and real estate properties, including testing the completeness and accuracy of key data used in the valuations; and
•performing independent fair value calculations for CLOs from independently derived assumptions.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2005.

New York, New York
September 8, 2023

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	June 30, 2023	June 30, 2022

Assets
Investments at fair value:
Control investments (amortized cost of $2,988,496 and $2,732,906, respectively)	$3,571,697	$3,438,317
Affiliate investments (amortized cost of $8,855 and $242,101, respectively)	10,397	393,264
Non-control/non-affiliate investments (amortized cost of $4,803,245 and $4,221,824, respectively)	4,142,837	3,770,929
Total investments at fair value (amortized cost of $7,800,596 and $7,196,831, respectively)(Note 3)	7,724,931	7,602,510
Cash and cash equivalents (restricted cash of $5,074 and $4,197, respectively)	95,646	35,364
Receivables for:
Interest, net	22,701	12,925
Other	1,051	745
Deferred financing costs on Revolving Credit Facility (Note 4)	15,569	10,801
Due from broker	617	—
Prepaid expenses	1,149	1,078
Due from Affiliate (Note 13)	2	—
Total Assets	7,861,666	7,663,423
Liabilities
Revolving Credit Facility (Notes 4 and 8)	1,014,703	839,464
Public Notes (less unamortized discount and debt issuance costs of $17,103 and $22,281, respectively) (Notes 6 and 8)	1,064,137	1,343,178
Prospect Capital InterNotes® (less unamortized debt issuance costs of $6,688 and $7,122, respectively) (Notes 7 and 8)	351,417	340,442
Convertible Notes (less unamortized debt issuance costs of $1,577 and $2,477, respectively) (Notes 5 and 8)	154,591	214,192
Due to Prospect Capital Management (Note 13)	61,651	58,100
Dividends payable	31,033	23,657
Interest payable	22,684	26,669
Accrued expenses	4,926	3,309
Due to broker	94	—
Due to Prospect Administration (Note 13)	4,066	2,281
Due to Affiliate (Note 13)	161	—
Other liabilities	1,524	932
Total Liabilities	2,710,987	2,852,224
Commitments and Contingencies (Note 3)
Preferred Stock, par value $0.001 per share (447,900,000 and 227,900,000 shares of preferred stock authorized, with 72,000,000 and 60,000,000 as Series A1, 72,000,000 and 60,000,000 as Series M1, 72,000,000 and 60,000,000 as Series M2, 20,000,000 and 20,000,000 as Series AA1, 20,000,000 and 20,000,000 as Series MM1, 1,000,000 and 1,000,000 as Series A2, 6,900,000 and 6,900,000 as Series A, 72,000,000 and 0 as Series A3, 72,000,000 and 0 as Series M3, 20,000,000 and 0 as Series AA2, and 20,000,000 and 0 as Series MM2, each as of June 30, 2023 and June 30, 2022; 30,965,138 and 20,794,645 Series A1 shares issued and outstanding; 3,681,591 and 2,626,238 Series M1 shares issued and outstanding; 0 and 0 Series M2 shares issued and outstanding; 0 and 0 Series AA1 shares issued and outstanding; 0 and 0 Series MM1 shares issued and outstanding; 164,000 and 187,000 Series A2 shares issued and outstanding; 5,962,654 and 6,000,000 Series A shares issued and outstanding; 18,829,837 and 0 Series A3 shares issued and outstanding; 2,498,788 and 0 Series M3 shares issued and outstanding; 0 and 0 Series AA2 shares issued and outstanding; and 0 and 0 Series MM2 shares issued and outstanding as of June 30, 2023 and June 30, 2022, respectively) at carrying value plus cumulative accrued and unpaid dividends (Note 9)
	1,418,014	692,076
Net Assets Applicable to Common Shares	$3,732,665	$4,119,123
Components of Net Assets Applicable to Common Shares and Net Assets, respectively
Common stock, par value $0.001 per share (1,552,100,000 and 1,772,100,000 common shares authorized; 404,033,549 and 393,164,437 issued and outstanding, respectively) (Note 9)	404	393
Paid-in capital in excess of par (Note 9 and 12)	4,123,586	4,050,370
Total distributable (loss) earnings (Note 12)	(391,325)	68,360
Net Assets Applicable to Common Shares	$3,732,665	$4,119,123
Net Asset Value Per Common Share (Note 16)	$9.24	$10.48
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended June 30,
	2023	2022	2021
Investment Income
Interest income:
Control investments	$256,974	$225,494	$201,983
Affiliate investments	15,034	30,349	30,971
Non-control/non-affiliate investments	394,545	251,346	209,681
Structured credit securities	94,232	77,496	111,628
Total interest income	760,785	584,685	554,263
Dividend income:
Control investments	3,207	14,649	4,642
Affiliate investments	1,374	256	378
Non-control/non-affiliate investments	3,824	120	81
Total dividend income	8,405	15,025	5,101
Other income:
Control investments	65,224	79,782	62,167
Affiliate investments	133	4,032	109
Non-control/non-affiliate investments	17,666	27,380	10,327
Total other income (Note 10)	83,023	111,194	72,603
Total Investment Income	852,213	710,904	631,967
Operating Expenses
Base management fee (Note 13)	155,084	140,370	114,622
Income incentive fee (Note 13)	87,435	79,491	71,227
Interest and credit facility expenses	148,204	117,416	130,618
Allocation of overhead from Prospect Administration (Note 13)	20,578	13,797	14,262
Audit, compliance and tax related fees	4,874	3,107	3,861
Directors’ fees	525	491	450
Other general and administrative expenses	14,584	12,332	11,190
Total Operating Expenses	431,284	367,004	346,230
Net Investment Income	420,929	343,900	285,737
Net Realized and Net Change in Unrealized (Losses) Gains from Investments
Net realized (losses) gains
Control investments	(2,512)	3,958	2,955
Affiliate investments	16,143	—	4,469
Non-control/non-affiliate investments	(54,677)	(17,142)	113
Net realized (losses) gains	(41,046)	(13,184)	7,537
Net change in unrealized (losses) gains
Control investments	(122,210)	268,126	464,719
Affiliate investments	(86,440)	(2,629)	129,738
Non-control/non-affiliate investments	(272,694)	(3,472)	99,587
Net change in unrealized (losses) gains	(481,344)	262,025	694,044
Net Realized and Net Change in Unrealized (Losses) Gains from Investments	(522,390)	248,841	701,581
Net realized losses on extinguishment of debt	(180)	(10,157)	(23,511)
Net (Decrease) Increase in Net Assets Resulting from Operations	(101,641)	582,584	963,807
Preferred stock dividends	(71,153)	(25,935)	(1,711)
Gain on repurchase of preferred stock	321	—	—
Net (Decrease) Increase in Net Assets Resulting from Operations applicable to Common Stockholders	$(172,473)	$556,649	$962,096
Basic and diluted earnings (loss) per common share (Note 11)
Basic	$(0.43)	$1.43	$2.51
Diluted	$(0.43)	$1.34	$2.50
Weighted-average shares of common stock outstanding (Note 11)
Basic	398,514,965	390,571,648	382,705,106
Diluted	398,514,965	433,791,771	385,968,567

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS AND TEMPORARY EQUITY
(in thousands, except share data)

	Preferred Stock Classified as Temporary Equity			Preferred Stock		Common Stock
	Shares		Carrying Value	Liquidation Value		Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)	Total Net Assets
Balance as of June 30, 2020	—		$—	$—		373,538,499	$374	$3,986,417	$(930,930)	$3,055,861
Net Increase in Net Assets Resulting from Operations:
Net investment income									285,737	285,737
Net realized losses									(15,974)	(15,974)
Net change in net unrealized gains									694,044	694,044
Distributions to Stockholders (1):
Distributions from earnings (Note 12)									(243,504)	(243,504)
Return of capital to common stockholders (Note 12)								(34,352)		(34,352)
Capital Transactions
Issuance of preferred stock				137,086				(14,760)		122,326
Conversion of preferred stock to common stock				(80)		9,982		80		—
Value of shares issued through reinvestment of dividends				34		14,871,092	14	81,331		81,379
Tax reclassifications of net assets (Note 12)								(57)	57	—
Total increase for the year ended June 30, 2021				137,040		14,881,074	14	32,242	720,360	889,656
Balance as of June 30, 2021	—		$—	$137,040		388,419,573	$388	$4,018,659	$(210,570)	$3,945,517
Net Increase in Net Assets Resulting from Operations:
Net investment income									343,900	343,900
Net realized losses									(23,341)	(23,341)
Net change in net unrealized gains									262,025	262,025
Distributions to Stockholders(1):
Distributions from earnings (Note 12)									(303,634)	(303,634)
Return of capital to common stockholders (Note 12)								(3,695)		(3,695)
Capital Transactions
Transfer of preferred stock to temporary equity(2)	5,796,528		144,914	(144,914)						(144,914)
Transfer of preferred stock issuance costs to temporary equity(3)			(11,970)					11,970		11,970
Issuance of preferred stock	23,866,884		559,107	7,866				(13,239)		(5,373)
Value of shares issued through reinvestment of dividends	13,946		350	8		4,524,956	5	34,988		35,001
Conversion of preferred stock to common stock	(69,476)		(1,664)			219,908		1,667		1,667
Net increase in preferred dividend accrual			1,339							—
Tax reclassifications of net assets (Note 12)								20	(20)	—
Total (decrease) increase for the year ended June 30, 2022	29,607,882		692,076	(137,040)		4,744,864	5	31,711	278,930	173,606
Balance as of June 30, 2022	29,607,882		$692,076	$—		393,164,437	$393	$4,050,370	$68,360	$4,119,123
Net Decrease in Net Assets Resulting from Operations:
Net investment income									420,929	420,929
Net realized losses									(40,905)	(40,905)
Net change in net unrealized gains									(481,344)	(481,344)
Distributions to Stockholders(1):
Distributions from earnings (Note 12)									(358,394)	(358,394)
Capital Transactions
Issuance of preferred stock	33,450,286		748,223							—
Repurchase of preferred stock	(37,346)		(900)							—
Value of shares issued through reinvestment of dividends	60,629		1,514			7,474,975	7	50,352		50,359
Conversion of preferred stock to common stock	(979,442)		(22,894)			3,393,837	4	22,890		22,894
Conversion of Convertible Notes to common stock						300		3		3
Net decrease in preferred dividend accrual			(5)							—
Tax reclassifications of net assets (Note 12)								(29)	29	—
Total (decrease) increase for the year ended June 30, 2023	32,494,127	—	725,938	—	—	10,869,112	11	73,216	(459,685)	(386,458)
Balance as of June 30, 2023	62,102,009		$1,418,014	$—	—	404,033,549	$404	$4,123,586	$(391,325)	$3,732,665

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
(3) Preferred stock issuance costs include offering costs and underwriting costs related to the issuance of preferred stock. During the year ended June 30, 2022, we we transferred all preferred stock issuance costs related to preferred stock issued as temporary equity following our transfer of preferred stock during the three months ended September 30, 2021. Refer to Note 9 within the accompanying notes to the consolidated financial statements for further discussion.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

	Years Ended June 30,
	2023	2022	2021
Operating Activities
Net (decrease) increase in net assets resulting from operations	$(101,641)	$582,584	$963,807
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Net realized losses on extinguishment of debt	180	10,157	23,511
Net realized losses (gains) on investments	41,046	13,184	(7,537)
Net change in unrealized losses (gains) on investments	481,344	(262,025)	(694,044)
Amortization of discounts (accretion of premiums), net	7,800	61,977	(9,743)
Accretion of original issue discount	3,013	2,815	1,264
Amortization of deferred financing costs	6,980	8,024	7,251
Payment-in-kind interest	(132,087)	(83,124)	(75,521)
Structuring fees	(15,017)	(18,798)	(27,795)
Change in operating assets and liabilities:
Payments for purchases of investments	(929,341)	(2,220,365)	(984,497)
Proceeds from sale of investments and collection of investment principal	423,834	1,108,419	829,687
(Increase) decrease in due from broker	(617)	12,551	(11,488)
(Increase) in interest receivable, net	(9,776)	(350)	(863)
(Increase) decrease in other receivables	(306)	(380)	(259)
(Increase) decrease in prepaid expenses	(71)	(6)	176
Increase in due from affiliate	(2)	—	—
Increase (decrease) in due to broker	94	(14,854)	14,853
Increase in due to Prospect Capital Management	3,551	9,488	6,131
Increase (decrease) in accrued expenses	1,617	(1,842)	1,503
Decrease in interest payable	(3,985)	(690)	(1,707)
Increase in due to affiliates	161	—	—
Increase (decrease) in due to Prospect Administration	1,785	(2,554)	(2,165)
Increase (decrease) in other liabilities	592	450	(1,545)
Net Cash Used In Operating Activities	(220,846)	(795,339)	31,019
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	1,544,600	2,151,121	1,092,861
Principal payments under Revolving Credit Facility (Note 4)	(1,369,361)	(1,668,594)	(973,460)
Issuances of Public Notes, net of original issue discount (Note 6)	—	294,798	692,063
Redemptions of Public Notes (Note 6)	(284,218)	(69,319)	(362,394)
Redemptions of Convertible Notes, net (Note 5)	(60,501)	(51,872)	(199,679)
Issuances of Prospect Capital InterNotes® (Note 7)	17,867	163,036	188,390
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(7,326)	(324,183)	(359,908)
Financing costs paid and deferred	(8,433)	(11,334)	(16,595)
Repurchase of Preferred Stock	(580)	—	—
Proceeds from issuance of preferred stock, net of underwriting costs	759,663	559,884	125,874
Offering costs from issuance of preferred stock	(11,440)	(6,149)	(3,548)
Dividends paid and distributions to stockholders	(299,143)	(270,295)	(195,574)
Net Cash Provided (Used in) by Financing Activities	281,128	767,093	(11,970)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	60,282	(28,246)	19,049
Cash, Cash Equivalents and Restricted Cash at beginning of period	35,364	63,610	44,561
Cash, Cash Equivalents and Restricted Cash at End of Period	$95,646	$35,364	$63,610
Supplemental Disclosures
Cash paid for interest	$142,196	$107,627	$123,809
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$51,873	$35,351	$81,379
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(40)

CP Energy Services Inc. (20)	Energy Equipment & Services	First Lien Term Loan	10/1/2017	14.50% (3M SOFR+ 9.00%)	1.00	4/4/2027	$53,139	$53,139	$53,139	1.3%	(10)(39)
		First Lien Term Loan	4/5/2022	14.50% (3M SOFR+ 9.00%)	1.00	4/4/2027	6,827	6,827	6,827	0.2%	(10)(39)
		First Lien Term Loan	1/6/2023	14.50% (3M SOFR + 9.00%)	1.00	4/4/2027	10,691	10,691	10,691	0.3%	(10)(39)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	13.36% PIK (1M SOFR+ 8.00%)	1.00	12/31/2025	32,653	32,653	32,653	0.9%	(10)(39)
		Series A Preferred Units to Spartan Energy Holdings, Inc. (10,000 shares)	9/25/2020	15.00%	—	N/A	—	26,193	2,012	0.1%	(16)
		Series B Convertible Preferred Stock (790 shares)	10/30/2015	16.00%	—	N/A	—	63,225	8,698	0.2%	(16)
		Common Stock (102,924 shares)	8/2/2013		—	N/A	—	86,240	—	—%	(16)
								278,968	114,020	3.0%
Credit Central Loan Company, LLC (21)	Consumer Finance	First Lien Term Loan	12/28/2012	5.00% plus 5.00% PIK	—	6/30/2025	77,749	76,643	73,642	2.0%	(14)(39)
		Class A Units (14,867,312 units)	12/28/2012		—	N/A	—	19,331	—	—%	(14)(16)
		Preferred Class P Shares (11,520,481 units)	7/1/2022	12.75%	—	N/A	—	11,520	—	—%	(14)(16)
		Net Revenues Interest (25% of Net Revenues)	1/28/2015		—	N/A	—	—	—	—%	(14)(16)
								107,494	73,642	2.0%
Echelon Transportation, LLC	Aerospace & Defense	First Lien Term Loan	3/31/2014	8.57% (1ML+ 4.00%)	2.00	3/31/2026	56,600	56,600	56,600	1.5%	(10)(39)
		Membership Interest(100%)	3/31/2014		—	N/A	—	22,738	—	—%	(16)
		Preferred Units(32,842,586 shares)	1/31/2022		—	N/A	—	32,843	7,598	0.2%	(16)
								112,181	64,198	1.7%
First Tower Finance Company LLC (23)	Consumer Finance	First Lien Term Loan to First Tower, LLC	6/24/2014	10.00% plus 5.00% PIK	—	2/18/2025	395,926	395,926	395,926	10.6%	(14)(39)
		Class A Units(95,709,910 units)	6/14/2012		—	N/A	—	31,146	202,456	5.4%	(14)(16)
								427,072	598,382	16.0%
Freedom Marine Solutions, LLC (24)	Energy Equipment & Services	Membership Interest(100%)	11/9/2006		—	N/A	—	46,142	12,710	0.3%	(16)
								46,142	12,710	0.3%
InterDent, Inc.	Health Care Providers & Services	First Lien Term Loan A/B	8/1/2018	19.87% (1M SOFR+ 14.65%)	2.00	9/5/2025	14,249	14,249	14,249	0.4%	(3) (10)
		First Lien Term Loan A	8/3/2012	10.72% (1M SOFR+ 5.50%)	1.00	9/5/2025	95,823	95,823	95,823	2.6%	(3) (10)
		First Lien Term Loan B	8/3/2012	12.00% PIK	—	9/5/2025	183,107	183,107	183,107	4.8%	(39)
		Common Stock(99,900 shares)	5/3/2019		—	N/A	—	45,118	164,788	4.4%	(16)
								338,297	457,967	12.2%
Kickapoo Ranch Pet Resort	Diversified Consumer Services	Membership Interest (100%)	8/26/2019		—	N/A	—	2,378	3,242	0.1%
								2,378	3,242	0.1%
MITY, Inc. (25)	Commercial Services & Supplies	First Lien Term Loan A	9/19/2013	12.50% (3M SOFR+ 7.00%)	3.00	4/30/2025	32,074	32,074	32,074	0.9%	(3) (10)(39)
		First Lien Term Loan B	6/23/2014	12.50% (3M SOFR+ 7.00%) plus 10.00% PIK	3.00	4/30/2025	18,274	18,274	18,274	0.5%	(10)(39)
		Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%	—	1/1/2028	5,435	7,200	7,200	0.2%	(14)
		Common Stock (42,053 shares)	9/19/2013		—	N/A	—	27,349	10,630	0.3%	(16)
								84,897	68,178	1.9%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(40)

National Property REIT Corp. (26)	Equity Real Estate Investment Trusts (REITs) / Online Lending / Structured Finance	First Lien Term Loan A	12/31/2018	6.94% (3M SOFR+ 1.44%) plus 3.53% PIK	3.00	12/31/2023	$528,657	$528,657	$528,657	14.2%	(10)(39)
		First Lien Term Loan B	12/31/2018	7.50% (3M SOFR+ 2.00%) plus 5.50% PIK	3.00	12/31/2023	21,580	21,580	21,580	0.6%	(10)(39)
		First Lien Term Loan C	10/31/2019	15.50%(3M SOFR+ 10.00%%) plus 2.25% PIK	1.00	12/31/2023	200,600	200,600	200,600	5.4%	(10)(39)
		First Lien Term Loan D	6/19/2020	6.00% (3M SOFR+ 0.50%) plus 2.50% PIK	3.00	12/31/2023	183,425	183,425	183,425	4.9%	(10)(39)
		First Lien Term Loan E	11/14/2022	7.50% (3M SOFR + 2.00%) plus 7.00% PIK	5.00	12/31/2023	13,621	13,621	13,621	0.4%	(10)(39)
		Residual Profit Interest	12/31/2018		—	N/A	—	—	56,254	1.5%	(35)
		Common Stock (3,350,519 shares)	12/31/2013		—	N/A	—	15,430	655,839	17.5%	(16)(45)
								963,313	1,659,976	44.5%
Nationwide Loan Company LLC (27)	Consumer Finance	First Lien Term Loan	6/18/2014	10.00% plus 10.00% PIK	—	6/18/2024	22,597	22,597	22,597	0.6%	(14)(39)
		Class A Units (38,550,460 units)	1/31/2013		—	N/A	—	20,846	24,975	0.7%	(14)(16)
								43,443	47,572	1.3%
NMMB, Inc. (28)	Media	First Lien Term Loan	12/30/2019	14.00% (3M SOFR+ 8.50%)	2.00	3/31/2027	29,723	29,723	29,723	0.8%	(3) (10)
		Common Stock(21,418 shares)	12/30/2019		—	N/A	—	—	64,457	1.7%
								29,723	94,180	2.5%
Pacific World Corporation (36)	Personal Products	First Lien Revolving Line of Credit - $26,000 Commitment	9/26/2014	12.61% PIK (1M SOFR+ 7.25%)	1.00	9/26/2025	30,458	30,458	30,458	0.8%	(10)(15)(39)
		First Lien Term Loan A	12/31/2014	10.61% PIK (1M SOFR+ 5.25%)	1.00	9/26/2025	59,122	59,122	35,288	0.9%	(10)(39)
		Convertible Preferred Equity(344,882 shares)	6/15/2018	6.50% PIK	—	N/A	—	189,295	—	—%	(16)
		Common Stock (6,778,414 shares)	9/29/2017		—	N/A	—	—	—	—%	(16)
								278,875	65,746	1.7%
R-V Industries, Inc.	Machinery	First Lien Term Loan	12/15/2020	14.50% (3M SOFR+ 9.00%)	1.00	12/15/2028	33,622	33,622	33,622	0.9%	(3) (10)
		Common Stock (745,107 shares)	6/26/2007		—	N/A	—	6,866	47,886	1.3%	(16)
								40,488	81,508	2.2%
Universal Turbine Parts, LLC (34)	Trading Companies & Distributors	First Lien Delayed Draw Term Loan - $6,965 Commitment	2/28/2019	13.25% (3M SOFR+ 7.75%)	2.50	4/5/2025	3,109	3,109	3,109	0.1%	(10)(15)
		First Lien Term Loan A	7/22/2016	11.25% (3M SOFR+ 5.75%)	1.00	4/5/2025	29,575	29,575	29,575	0.8%	(3) (10)
		Preferred Units (62,897,245 units)	3/31/2021		—	N/A	—	32,500	12,381	0.3%	(16)
		Common Stock (10,000 units)	12/10/2018		—	N/A	—	—	—	—%	(16)
								65,184	45,065	1.2%
USES Corp. (30)	Commercial Services & Supplies	First Lien Term Loan	12/30/2020	14.36% (1M SOFR + 9.00%)	1.00	7/29/2024	2,000	2,000	1,922	0.1%	(10)
		First Lien Equipment Term Loan	8/3/2022	14.36% (1M SOFR + 9.00%)	1.00	7/29/2024	10,674	10,674	10,257	0.3%	(10)(39)
		First Lien Term Loan A	3/31/2014	9.00% PIK	—	7/29/2024	66,107	30,651	7,348	0.2%	(9)
		First Lien Term Loan B	3/31/2014	15.50% PIK	—	7/29/2024	105,882	35,568	—	—%	(9)
		Common Stock (268,962 shares)	6/15/2016		—	N/A	—	—	—	—%	(16)
								78,893	19,527	0.6%
Valley Electric Company, Inc. (31)	Construction & Engineering	First Lien Term Loan to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	10.50% (3M SOFR+ 5.00%) plus 2.50% PIK	3.00	12/31/2024	10,452	10,452	10,452	0.3%	(3) (10)(39)
		First Lien Term Loan	6/24/2014	8.00% plus 10.00% PIK	—	4/30/2028	35,872	35,872	35,872	1.0%	(3) (39)
		First Lien Term Loan B	3/28/2022	4.50% plus 8.00% PIK	—	4/30/2028	32,771	32,771	32,771	0.9%	(3) (39)
		Consolidated Revenue Interest (2.00%)	6/22/2018		—	N/A	—	—	889	—%	(12)
		Common Stock (50,000 shares)	12/31/2012		—	N/A	—	12,053	85,800	2.3%
								91,148	165,784	4.5%
Total Control Investments								$2,988,496	$3,571,697	95.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Affiliate Investments (5.00% to 24.99% voting control)(41)

Nixon, Inc. (32)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)	5/12/2017		—	N/A	$—	$—	$—	—%	(16)
								—	—	—%
RGIS Services, LLC	Commercial Services & Supplies	Membership Interest (5.27%)	6/25/2020		—	N/A	—	8,855	10,397	0.3%
								8,855	10,397	0.3%
Total Affiliate Investments								$8,855	$10,397	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan	9/21/2018	12.97% (1M SOFR+ 7.75%)	—	10/1/2026	$32,133	$32,005	$28,810	0.8%	(8)(10)
								32,005	28,810	0.8%
ABG Intermediate Holdings 2 LLC	Textiles, Apparel & Luxury Goods	Second Lien Term Loan	12/20/2021	11.20% (1M SOFR+ 6.00%)	0.50	12/20/2029	9,000	8,945	9,000	0.2%	(3)(8)(10)
								8,945	9,000	0.2%
Apidos CLO XI	Structured Finance	Subordinated Structured Note	12/6/2012	Residual Interest, current yield 12.01%	—	4/17/2034	67,782	39,008	29,875	0.8%	(5) (14)
								39,008	29,875	0.8%
Apidos CLO XII	Structured Finance	Subordinated Structured Note	3/15/2013	Residual Interest, current yield 12.24%	—	4/15/2031	52,203	33,439	29,443	0.8%	(5) (14)
								33,439	29,443	0.8%
Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	Residual Interest, current yield 10.99%	—	4/21/2031	48,515	34,686	29,537	0.9%	(5) (14)
								34,686	29,537	0.9%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	Residual Interest, current yield 15.28%	—	4/21/2031	35,855	29,588	25,578	0.7%	(5) (14)
								29,588	25,578	0.7%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	First Lien Revolving Line of Credit - $2,000 Commitment	2/21/2013	14.24% (3M SOFR+ 8.75%)	2.00	5/15/2024	2,000	2,000	1,874	0.1%	(10)(15)
		First Lien Term Loan	2/21/2013	14.24% (3M SOFR+ 8.75%)	2.00	5/15/2024	61,000	61,000	57,165	1.5%	(3) (10)
								63,000	59,039	1.6%
Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.)	Communications Equipment	First Lien Term Loan	8/2/2019	10.23% (6ML+ 4.50%)	1.00	11/1/2024	9,594	9,249	9,594	0.3%	(3)(8)(10)
		Second Lien Term Loan	6/20/2017	13.98% (6ML+ 8.25%)	1.00	11/1/2025	50,662	50,603	50,083	1.3%	(3)(8)(10)
								59,852	59,677	1.6%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	Residual Interest, current yield 0.00%	—	7/20/2029	82,808	32,226	12,544	0.3%	(5) (14)(17)
								32,226	12,544	0.3%
Barracuda Parent, LLC	IT Services	Second Lien Term Loan	8/15/2022	12.05% (3M SOFR+ 7.00%)	0.50	8/15/2030	20,000	19,469	19,447	0.5%	(8)(10)
								19,469	19,447	0.5%
BCPE North Star US Holdco 2, Inc.	Food Products	Second Lien Delayed Draw Term Loan - $5,185 Commitment	6/7/2021	12.75% (3M SOFR+ 7.25%)	0.75	6/11/2029	5,185	5,139	4,646	0.1%	(8)(10)(15)
		Second Lien Term Loan	6/7/2021	12.75% (3M SOFR+ 7.25%)	0.75	6/11/2029	94,815	94,211	84,947	2.3%	(3)(8)(10)
								99,350	89,593	2.4%
BCPE Osprey Buyer, Inc.	Health Care Technology	First Lien Revolving Line of Credit - $4,239 Commitment	10/18/2021	10.90% (1ML+ 5.75%)	0.75	8/21/2026	1,601	1,601	1,569	—%	(8)(10)(15)
		First Lien Term Loan	10/18/2021	11.14% (3ML+ 5.75%)	0.75	8/23/2028	64,025	64,025	62,711	1.7%	(8)(10)
		First Lien Delayed Draw Term Loan - $22,609 Commitment	10/18/2021	11.14% (3ML+ 5.75%)	0.75	8/23/2028	—	—	—	—%	(8)(10)(15)
								65,626	64,280	1.7%
Belnick, LLC (d/b/a The Ubique Group)	Household Durables	First Lien Term Loan	1/20/2022	13.00% (3M SOFR+ 7.50%)	1.00	1/20/2027	89,094	89,094	89,094	2.4%	(3) (10)
								89,094	89,094	2.4%
Boostability Parent, Inc. (f/k/a SEOTownCenter, Inc.)	IT Services	First Lien Term Loan	1/31/2022	13.50% (3M SOFR + 8.00%)	1.00	1/31/2027	50,314	50,314	48,815	1.3%	(3) (10)
								50,314	48,815	1.3%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	First Lien Term Loan	12/4/2017	11.50% (3M SOFR+ 6.00%)	1.00	12/4/2025	158,530	158,530	158,530	4.2%	(3) (10)
								158,530	158,530	4.2%
Burgess Point Purchaser Corporation	Automobile Components	Second Lien Term Loan	7/25/2022	14.36% (3M SOFR+ 9.00%)	0.75	7/25/2030	30,000	30,000	30,000	0.8%	(3)(8)(10)
								30,000	30,000	0.8%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note	4/19/2012	Residual Interest, current yield 10.08%	—	7/16/2032	$58,914	$42,980	$29,417	0.8%	(5) (14)
								42,980	29,417	0.8%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan	11/12/2020	13.95% (1M SOFR+ 8.75%)	1.00	11/13/2028	8,500	8,286	8,500	0.2%	(3)(8)(10)
								8,286	8,500	0.2%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 6.02%	—	4/30/2031	24,870	14,552	11,368	0.3%	(5) (14)
								14,552	11,368	0.3%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note	4/7/2017	Residual Interest, current yield 13.35%	—	7/15/2030	25,534	17,776	15,777	0.4%	(5) (14)
								17,776	15,777	0.4%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	8/9/2016	Residual Interest, current yield 11.12%	—	7/20/2034	32,200	30,919	25,873	0.7%	(5) (14)
								30,919	25,873	0.7%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield 0.00%	—	7/29/2030	49,551	31,642	13,992	0.4%	(5) (14)(17)
								31,642	13,992	0.4%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note	8/2/2013	Residual Interest, current yield 11.72%	—	4/24/2031	44,100	26,972	20,853	0.6%	(5) (14)
								26,972	20,853	0.6%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note	10/22/2013	Residual Interest, current yield 13.83%	—	4/28/2031	45,500	31,675	27,752	0.7%	(5) (14)
								31,675	27,752	0.7%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note	8/5/2014	Residual Interest, current yield 13.50%	—	10/17/2030	50,142	34,988	26,573	0.7%	(5) (14)
								34,988	26,573	0.7%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note	12/9/2016	Residual Interest, current yield 15.95%	—	10/21/2031	34,000	32,467	29,344	0.8%	(5) (14)
								32,467	29,344	0.8%
Collections Acquisition Company, Inc.	Diversified Financial Services	First Lien Term Loan	12/3/2019	13.15% (3M SOFR+ 7.65%)	2.50	6/3/2024	36,504	36,504	36,504	1.0%	(3) (10)
								36,504	36,504	1.0%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note	12/18/2013	Residual Interest, current yield 13.14%	—	1/25/2035	48,978	31,918	27,407	0.7%	(5) (14)
								31,918	27,407	0.7%
CP IRIS Holdco I, Inc. (48)	Building Products	Second Lien Term Loan	10/1/2021	12.20% (1M SOFR+ 7.00%)	0.50	10/1/2029	35,000	35,000	33,120	0.9%	(3)(8)(10)
								35,000	33,120	0.9%
Curo Group Holdings Corp.	Consumer Finance	First Lien Term Loan	7/30/2021	7.50%	—	8/1/2028	47,000	47,024	17,039	0.5%	(8)(14)
								47,024	17,039	0.5%
DRI Holding Inc.	Commercial Services & Supplies	First Lien Term Loan	12/21/2021	10.45% (1M SOFR+ 5.25%)	0.50	12/21/2028	33,990	32,871	33,787	0.9%	(3)(8)(10)
		Second Lien Term Loan	12/21/2021	13.20% (1M SOFR+ 8.00%)	0.50	12/21/2029	145,000	145,000	141,817	3.8%	(3) (10)
								177,871	175,604	4.7%
DTI Holdco, Inc.	Professional Services	First Lien Term Loan	4/26/2022	9.80%(3M SOFR+ 4.75%)	0.75	4/26/2029	18,361	18,053	17,604	0.5%	(3)(8)(10)
		Second Lien Term Loan	4/26/2022	12.80% (3M SOFR+ 7.75%)	0.75	4/26/2030	75,000	75,000	71,712	1.9%	(3)(8)(10)
								93,053	89,316	2.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Dukes Root Control Inc.	Commercial Services & Supplies	First Lien Revolving Line of Credit - $4,464 Commitment	12/8/2022	11.56% (6M SOFR + 6.50%)	1.00	12/8/2028	$357	$357	$357	—%	(8)(10)(15)
		First Lien Revolving Line of Credit - $4,464 Commitment	12/8/2022	11.56% (3M SOFR + 6.50%)	1.00	12/8/2028	1,429	1,429	1,429	—%	(8)(10)(15)
		First Lien Delayed Draw Term Loan - $8,929 Commitment	12/8/2022	11.56% (6M SOFR + 6.50%)	1.00	12/8/2028	2,054	2,054	2,054	0.1%	(8)(10)(15)
		First Lien Term Loan	12/8/2022	11.56% (6M SOFR + 6.50%)	1.00	12/8/2028	36,424	36,424	36,424	1.0%	(3)(8)(10)
								40,264	40,264	1.1%
Easy Gardener Products, Inc.	Household Durables	Class A Units of EZG Holdings, LLC (200 units)	6/11/2020		—	N/A	—	313	—	—%	(16)
		Class B Units of EZG Holdings, LLC(12,525 units)	6/11/2020		—	N/A	—	1,688	—	—%	(16)
								2,001	—	—%
Engine Group, Inc. (7)	Media	First Lien Term Loan	11/17/2020	16.25% (PRIME+ 8.00%)	1.00	11/17/2023	3,546	3,546	1,447	—%	(8)(9)(10)
		Class B Common Units(1,039,554 units)	11/17/2020		—	N/A	—	26,991	—	—%	(8)(16)
								30,537	1,447	—%
Engineered Machinery Holdings, Inc.	Machinery	Incremental Amendment No. 2 Second Lien Term Loan	5/6/2021	12.04% (3ML+ 6.50%)	0.75	7/18/2025	5,000	4,988	5,000	0.1%	(3)(8)(10)
		Incremental Amendment No. 3 Second Lien Term Loan	8/6/2021	11.54% (3ML+ 6.00%)	0.75	5/21/2029	5,000	5,000	4,928	0.1%	(3)(8)(10)
								9,988	9,928	0.2%
Enseo Acquisition, Inc.	IT Services	First Lien Term Loan	6/2/2021	13.50% (3M SOFR+ 8.00%)	1.00	6/2/2026	53,666	53,666	52,658	1.4%	(3) (10)
								53,666	52,658	1.4%
Eze Castle Integration, Inc.	IT Services	First Lien Delayed Draw Term Loan - $1,786 Commitment	7/15/2020	15.22% (3ML+ 10.00%) plus 0.75% PIK	1.50	7/15/2025	892	892	892	—%	(10)(15)(39)
		First Lien Term Loan	7/15/2020	15.27% (3ML+ 10.00%) plus 0.75% PIK	1.50	7/15/2025	46,547	46,547	46,547	1.2%	(3) (10)(39)
								47,439	47,439	1.2%
Faraday Buyer, LLC	Electrical Equipment	First Lien Delayed Draw Term Loan - $5,833 Commitment	10/11/2022	11.86% (6M SOFR + 7.00%)	1.00	10/11/2028	4,457	4,392	4,457	0.1%	(8)(10)(15)
		First Lien Term Loan	10/11/2022	11.86% (6M SOFR + 7.00%)	1.00	10/11/2028	64,007	64,007	64,007	1.7%	(3)(8)(10)
								68,399	68,464	1.8%
First Brands Group	Automobile Components	First Lien Term Loan	3/24/2021	10.25% (6M SOFR+ 5.00%)	1.00	3/30/2027	22,354	22,284	22,209	0.6%	(3)(8)(10)
		Second Lien Term Loan	3/24/2021	13.60% (6ML+ 8.50%)	1.00	3/30/2028	37,000	36,676	36,807	1.0%	(3)(8)(10)
								58,960	59,016	1.6%
Forta, LLC (f/k/a Help/Systems Holdings, Inc.)	Software	Second Lien Term Loan	11/14/2019	11.95% (1M SOFR+ 6.75%)	0.75	11/19/2027	52,500	52,350	49,111	1.3%	(3)(8)(10)
								52,350	49,111	1.3%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 11.57%	—	10/15/2030	50,524	32,622	25,211	0.8%	(5) (14)
								32,622	25,211	0.8%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 18.59%	—	5/16/2031	24,575	16,322	13,430	0.4%	(5) (14)
								16,322	13,430	0.4%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 18.42%	—	7/15/2031	39,905	27,431	20,825	0.6%	(5) (14)
								27,431	20,825	0.6%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Structured Finance	Subordinated Structured Note	8/7/2012	Residual Interest, current yield 0.00%	—	8/15/2023	23,188	3,704	—	—%	(5) (14)(17)
								3,704	—	—%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield 0.00%	—	4/28/2025	41,164	21,322	18	—%	(5) (14)(17)
								21,322	18	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield 0.00%	—	10/18/2027	$39,598	$29,557	$123	—%	(5) (14)(17)
								29,557	123	—%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 0.00%	—	7/18/2031	19,025	13,448	6,344	0.2%	(5) (14)(17)
								13,448	6,344	0.2%
The Hiller Companies, LLC	Commercial Services & Supplies	First Lien Term Loan	10/11/2022	12.52% (6M SOFR + 7.00%)	1.00	9/15/2028	37,000	37,000	37,000	1.0%	(3)(8)(10)(49)
								37,000	37,000	1.0%
Interventional Management Services, LLC	Health Care Providers & Services	First Lien Revolving Line of Credit - $5,000 Commitment	2/22/2021	14.49% (3M SOFR+ 9.00%)	1.00	2/22/2025	5,000	5,000	5,000	0.1%	(10)(15)
		First Lien Term Loan	2/22/2021	14.49% (3M SOFR+ 9.00%)	1.00	2/20/2026	66,975	66,975	66,975	1.8%	(3) (10)
								71,975	71,975	1.9%
Japs-Olson Company, LLC (51)	Commercial Services & Supplies	First Lien Term Loan	5/25/2023	12.11% (3M SOFR + 6.75%)	2.00	5/25/2028	70,852	70,852	70,852	1.9%	(3) (10)
								70,852	70,852	1.9%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	6/26/2015	Residual Interest, current yield 12.33%	—	10/20/2031	23,593	17,966	14,214	0.4%	(5) (14)
								17,966	14,214	0.4%
K&N HoldCo, LLC	Automobile Components	Class A Common Units (84,553 units)	2/14/2023		—	N/A	—	25,697	1,156	—%	(8)(16)
								25,697	1,156	—%
KM2 Solutions LLC	IT Services	First Lien Term Loan	12/17/2020	14.39% (3M SOFR+ 9.00%)	1.00	12/17/2025	23,675	23,675	23,675	0.6%	(3) (10)
								23,675	23,675	0.6%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 10.64%	—	7/21/2031	49,933	24,754	20,099	0.5%	(5) (14)
								24,754	20,099	0.5%
LGC US FINCO, LLC	Machinery	First Lien Term Loan	1/17/2020	11.72% (1M SOFR+ 6.50%)	1.00	12/20/2025	29,876	29,460	29,876	0.8%	(3)(8)(10)
								29,460	29,876	0.8%
Lucky US BuyerCo LLC	Professional Services	First Lien Revolving Line of Credit - $2,775 Commitment	4/3/2023	12.39% (3M SOFR + 7.50%)	1.00	4/1/2029	—	—	—	—%	(8)(10)(15)
		First Lien Term Loan	4/3/2023	12.39% (3M SOFR + 7.50%)	1.00	4/1/2029	21,674	21,674	21,674	0.6%	(3)(8)(10)
								21,674	21,674	0.6%
MAC Discount, LLC	Household Durables	First Lien Term Loan	5/11/2023	13.49% (3M SOFR + 8.00%)	1.50	5/11/2028	37,810	37,453	37,810	1.0%	(3) (10)
		Class A Senior Preferred Stock to MAC Discount Investments, LLC (1,500,000 shares)	5/11/2023	12.00%	—	5/11/2028	—	1,500	1,523	—%	(16)
								38,953	39,333	1.0%
Magnate Worldwide, LLC	Air Freight & Logistics	First Lien Delayed Draw Term Loan - $2,357 Commitment	3/11/2022	10.84% (3M SOFR+ 5.50%)	0.75	12/30/2028	1,208	1,184	1,208	—%	(8)(10)(15)
		First Lien Term Loan	3/11/2022	10.84% (3M SOFR+ 5.50%)	0.75	12/30/2028	30,186	30,186	30,186	0.8%	(3)(8)(10)
		Second Lien Term Loan	12/30/2021	13.89% (3M SOFR+ 8.50%)	0.75	12/30/2029	95,000	95,000	95,000	2.5%	(3)(10)
								126,370	126,394	3.3%
Mamba Purchaser, Inc.	Health Care Providers & Services	Second Lien Term Loan	9/29/2021	11.72% (1M SOFR+ 6.50%)	0.50	10/14/2029	23,000	22,863	23,000	0.6%	(3)(8)(10)
								22,863	23,000	0.6%
Medical Solutions Holdings, Inc. (4)	Health Care Providers & Services	Second Lien Term Loan	11/1/2021	12.36% (3M SOFR+ 7.00%)	0.50	11/1/2029	54,463	54,428	54,463	1.5%	(3)(8)(10)
								54,428	54,463	1.5%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note	4/17/2013	Residual Interest, current yield 0.00%	—	10/15/2030	43,650	21,588	13,629	0.4%	(5) (14)(17)
								21,588	13,629	0.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 9.95%	—	7/15/2031	$47,829	$23,395	$19,004	0.5%	(5) (14)
								23,395	19,004	0.5%
Nexus Buyer LLC	Capital Markets	Second Lien Term Loan	11/5/2021	11.45% (1M SOFR+ 6.25%)	0.50	11/5/2029	42,500	42,500	39,984	1.1%	(8)(10)
								42,500	39,984	1.1%
NH Kronos Buyer, Inc.	Pharmaceuticals	First Lien Term Loan	12/7/2022	11.64% (3M SOFR + 6.25%)	1.00	11/1/2028	74,531	74,531	74,531	2.0%	(3)(8)(10)
								74,531	74,531	2.0%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 5.11%	—	7/19/2030	42,064	27,168	21,341	0.6%	(5) (14)
								27,168	21,341	0.6%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note	8/12/2015	Residual Interest, current yield 7.93%	—	4/16/2031	46,016	20,619	15,429	0.4%	(5) (14)
								20,619	15,429	0.4%
OneTouchPoint Corp	Professional Services	First Lien Term Loan	2/19/2021	13.49% (3M SOFR+ 8.00%)	1.00	2/19/2026	38,678	38,678	38,678	1.0%	(3) (10)
								38,678	38,678	1.0%
PeopleConnect Holdings, LLC (11)	Interactive Media & Services	First Lien Term Loan	1/22/2020	13.64% (3M SOFR+ 8.25%)	2.75	1/22/2025	160,281	160,281	160,281	4.3%	(3) (10)
								160,281	160,281	4.3%
PetVet Care Centers, LLC (f/k/a Pearl Intermediate Parent LLC)	Health Care Providers & Services	Second Lien Term Loan	2/1/2018	11.44% (1ML+ 6.25%)	—	2/15/2026	16,000	15,957	15,319	0.4%	(3)(8)(10)
								15,957	15,319	0.4%
PGX Holdings, Inc. (6)	Diversified Consumer Services	First Lien Term Loan	7/21/2021	12.85% (1M SOFR + 7.75%)	1.50	7/21/2026	70,639	70,639	70,639	1.9%	(8)(9)(10)
		First Lien DIP Term Loan	5/31/2023	13.99% (3M SOFR + 8.50%)	1.50	7/21/2026	4,376	4,376	4,376	0.1%	(8)(10)
		Second Lien Term Loan	7/21/2021	12.00% PIK	—	7/27/2027	186,326	179,986	—	—%	(9)(39)
		Class B of PGX TopCo LLC (999 Non-Voting Units)	5/27/2020		—	N/A	—	—	—	—%	(16)
								255,001	75,015	2.0%
PlayPower, Inc.	Leisure Products	First Lien Term Loan	5/7/2019	10.57% (3M SOFR+ 5.50%)	—	5/10/2026	5,776	5,749	5,436	0.1%	(3)(8)(10)
								5,749	5,436	0.1%
Precisely Software Incorporated (f/k/a Vision Solutions, Inc.) (29)	IT Services	Second Lien Term Loan	4/23/2021	12.51% (3ML+ 7.25%)	0.75	4/23/2029	80,000	79,331	75,962	2.0%	(3)(8)(10)
								79,331	75,962	2.0%
Preventics, Inc. (d/b/a Legere Pharmaceuticals) (46)	Health Care Providers & Services	First Lien Term Loan	11/12/2021	16.04% (3ML+ 10.50%)	1.00	11/12/2026	9,150	9,150	9,150	0.2%	(3) (10)
		Series A Convertible Preferred Stock (320 units)	11/12/2021	8.00%	—	N/A	—	127	158	—%	(16)
		Series C Convertible Preferred Stock (3,575 units)	11/12/2021	8.00%	—	N/A	—	1,419	1,769	—%	(16)
								10,696	11,077	0.2%
Raisin Acquisition Co, Inc.	Pharmaceuticals	First Lien Revolving Line of Credit - $3,583 Commitment	6/17/2022	12.51% (3M SOFR+ 7.00%)	1.00	12/13/2026	—	—	—	—%	(8)(10)(15)
		First Lien Delayed Draw Term Loan - $1,554 Commitment	6/17/2022	12.50% (3M SOFR+ 7.00%)	1.00	12/13/2026	1,503	1,472	1,468	—%	(8)(10)(15)
		First Lien Term Loan	6/17/2022	12.51% (3M SOFR+ 7.00%)	1.00	12/13/2026	23,848	23,266	23,290	0.6%	(3)(8)(10)
								24,738	24,758	0.6%
RC Buyer, Inc.	Automobile Components	Second Lien Term Loan	7/26/2021	11.84% (3M SOFR+ 6.50%)	0.75	7/30/2029	20,000	19,924	19,353	0.5%	(3)(8)(10)
								19,924	19,353	0.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Reception Purchaser, LLC	Air Freight & Logistics	First Lien Term Loan	4/28/2022	11.39% (3M SOFR+ 6.00%)	0.75	3/24/2028	$62,731	$61,801	$62,552	1.8%	(3)(8)(10)
								61,801	62,552	1.8%
Redstone Holdco 2 LP (22)	IT Services	Second Lien Term Loan	4/16/2021	13.04% (3ML+ 7.75%)	0.75	4/27/2029	50,000	49,350	43,655	1.2%	(3)(8)(10)
								49,350	43,655	1.2%
Research Now Group, LLC (f/k/a Research Now Group, Inc.) and Dynata, LLC (f/k/a Survey Sampling International, LLC)	Professional Services	First Lien Term Loan	12/8/2017	10.80% (3ML+ 5.50%)	1.00	12/20/2024	9,475	9,352	8,872	0.2%	(3)(8)(10)
		Second Lien Term Loan	12/8/2017	14.80% (3ML+ 9.50%)	1.00	12/20/2025	50,000	48,936	42,954	1.2%	(3)(8)(10)
								58,288	51,826	1.4%
Rising Tide Holdings, Inc.	Diversified Consumer Services	First Lien Term Loan	3/23/2023	13.76% PIK (3M SOFR+ 8.25%)	0.75	6/1/2029	12,394	12,265	11,332	0.3%	(8)(10)(39)(50)
		Second Lien Term Loan	3/23/2023	13.76% PIK (3M SOFR + 8.25%)	0.75	6/1/2029	12,166	11,630	—	—%	(8)(9)(10)
								23,895	11,332	0.3%
The RK Logistics Group, Inc.	Commercial Services & Supplies	First Lien Term Loan	3/24/2022	16.04% (3ML+ 10.50%)	1.00	3/24/2027	5,826	5,826	5,826	0.2%	(3) (10)
		Class A Common Units(263,000 units)	3/24/2022		—	N/A	—	263	2,565	0.1%	(16)
		Class B Common Units(1,237,000 units)	3/24/2022		—	N/A	—	1,237	12,062	0.3%	(16)
								7,326	20,453	0.6%
RME Group Holding Company	Media	First Lien Term Loan A	5/4/2017	10.99% (3M SOFR+ 5.50%)	1.00	5/6/2024	22,116	22,116	22,116	0.6%	(3) (10)
		First Lien Term Loan B	5/4/2017	16.49% (3M SOFR+ 11.00%)	1.00	5/6/2024	21,033	21,033	21,033	0.6%	(3) (10)
								43,149	43,149	1.2%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note	4/11/2014	Residual Interest, current yield 13.44%	—	4/21/2031	27,725	19,564	15,086	0.4%	(5) (14)
								19,564	15,086	0.4%
Rosa Mexicano	Hotels, Restaurants & Leisure	First Lien Revolving Line of Credit - $500 Commitment	3/29/2018	13.00% (3M SOFR+ 7.50%)	1.25	6/13/2024	191	191	183	—%	(10)(15)
		First Lien Term Loan	3/29/2018	13.00% (3M SOFR+ 7.50%)	1.25	6/13/2024	21,510	21,510	20,593	0.6%	(10)
								21,701	20,776	0.6%
Shearer’s Foods, LLC	Food Products	Second Lien Term Loan	9/15/2020	12.97% (1M SOFR+ 7.75%)	0.75	9/23/2028	3,600	3,534	3,600	0.1%	(3)(8)(10)
								3,534	3,600	0.1%
ShiftKey, LLC	Health Care Technology	First Lien Term Loan	6/21/2022	11.25% (3M SOFR+ 5.75%)	1.00	6/21/2027	64,513	64,058	64,513	1.8%	(3) (10)
								64,058	64,513	1.8%
Shutterfly Finance, LLC	Internet & Direct Marketing Retail	First Lien Term Loan	6/5/2023	11.13% (3M SOFR + 6.00%)	1.00	10/1/2027	2,406	2,406	2,406	0.1%	(8)(10)
		Second Lien Term Loan	6/6/2023	10.13% (3M SOFR + 5.00%)	1.00	10/1/2027	14,563	14,563	11,690	0.3%	(8)(10)
		Second Lien Term Loan	6/6/2023	10.24% (3M SOFR + 5.00%)	1.00	10/1/2027	3,518	3,518	2,824	0.1%	(8)(10)
								20,487	16,920	0.5%
Sorenson Communications, LLC	Diversified Telecommunication Services	First Lien Term Loan	3/12/2021	10.69% (1ML+ 5.50%)	0.75	3/17/2026	31,172	30,844	31,130	0.8%	(3)(8)(10)
								30,844	31,130	0.8%
Southern Veterinary Partners	Health Care Providers & Services	Second Lien Term Loan	10/2/2020	12.95% (1M SOFR+ 7.75%)	1.00	10/5/2028	8,000	7,947	8,000	0.2%	(3)(8)(10)
								7,947	8,000	0.2%
Spectrum Holdings III Corp	Health Care Equipment & Supplies	Second Lien Term Loan	1/26/2018	12.58% (6ML+ 7.00%)	1.00	1/31/2026	7,500	7,488	7,500	0.2%	(8)(10)
								7,488	7,500	0.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Spectrum Vision Holdings, LLC	Health Care Providers & Services	First Lien Term Loan	5/2/2023	11.84% (3M SOFR + 6.50%)	1.00	11/17/2024	$29,924	$29,924	$29,924	0.8%	(3)(8)(10)
								29,924	29,924	0.8%
Staples, Inc.	Distributors	First Lien Term Loan	11/18/2019	10.30% (3ML+ 5.00%)	—	4/16/2026	8,683	8,644	7,481	0.2%	(3)(8)(10)(47)
								8,644	7,481	0.2%
Strategic Materials Holding Corp.	Household Durables	Second Lien Term Loan	10/27/2017	13.06% (3M SOFR+ 7.75%)	1.00	11/1/2025	7,000	6,980	4,288	0.1%	(8)(10)
								6,980	4,288	0.1%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interest	12/4/2006		—	N/A	—	—	—	—%	(13)
								—	—	—%
Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note	5/6/2014	Residual Interest, current yield 0.00%	—	7/14/2026	49,250	22,824	3,197	0.1%	(5) (14)(17)(52)
								22,824	3,197	0.1%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note	10/17/2014	Residual Interest, current yield 5.33%	—	1/19/2032	63,831	41,390	26,870	0.7%	(5) (14)
								41,390	26,870	0.7%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	1/26/2018	12.00% PIK	—	2/27/2026	175,147	175,147	175,147	4.8%	(39)
		First Lien Term Loan	11/17/2022	12.00% PIK	—	2/27/2026	15,085	15,085	15,085	0.4%	(39)
		Class W Interests of Town & Country Housewares Group, LP(188,105 Non-Voting Interests)	8/31/2022	4.00%	—	N/A	—	—	16	—%	(16)
		Class B of Town & Country TopCo LLC (999 Non-Voting Units)	11/17/2022		—	N/A	—	—	39,107	1.0%	(16)
								190,232	229,355	6.2%
TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	14.50% (3M SOFR+ 9.00%) plus 1.50% PIK	1.00	11/30/2025	23,337	23,337	23,337	0.6%	(3) (10)(39)
								23,337	23,337	0.6%
United Sporting Companies, Inc. (18)	Distributors	Second Lien Term Loan	9/28/2012	16.19% (1ML+ 11.00%) plus 2.00% PIK	2.25	11/16/2019	130,140	89,178	6,988	0.2%	(9)(10)
								89,178	6,988	0.2%
Upstream Newco, Inc.	Health Care Providers & Services	Second Lien Term Loan	11/20/2019	13.84% (3M SOFR+ 8.50%)	—	11/20/2027	22,000	21,886	19,876	0.5%	(3)(8)(10)
								21,886	19,876	0.5%
USG Intermediate, LLC	Leisure Products	First Lien Revolving Line of Credit - $4,000 Commitment	4/15/2015	14.45% (1M SOFR+ 9.25%)	1.00	2/9/2028	4,000	4,000	4,000	0.1%	(10)(15)
		First Lien Term Loan B	4/15/2015	16.95% (1M SOFR+ 11.75%)	1.00	2/9/2028	59,944	59,944	59,944	1.6%	(3) (10)
		Equity	4/15/2015		—	N/A	—	1	—	—%	(16)
								63,945	63,944	1.7%
VC GB Holdings I Corp	Household Durables	Second Lien Term Loan	6/30/2021	12.23% (3ML+ 6.75%)	0.50	7/23/2029	23,000	22,826	22,930	0.6%	(3)(8)(10)
								22,826	22,930	0.6%
ViaPath Technologies. (f/k/a Global Tel*Link Corporation)	Diversified Telecommunication Services	First Lien Term Loan	8/7/2019	9.45% (1M SOFR+ 4.25%)	—	11/29/2025	9,597	9,439	9,218	0.2%	(3)(8)(10)
		Second Lien Term Loan	11/20/2018	15.20% (1M SOFR+ 10.00%)	—	11/29/2026	122,670	121,956	121,328	3.3%	(3)(8)(10)
								131,395	130,546	3.5%
Victor Technology, LLC	Commercial Services & Supplies	First Lien Term Loan	12/3/2021	13.00% (3M SOFR+ 7.50%)	1.00	12/3/2028	29,550	29,550	28,158	0.8%	(3) (10)
								29,550	28,158	0.8%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 0.00%	—	10/15/2030	40,613	25,760	19,291	0.5%	(5) (14)(17)
								25,760	19,291	0.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 0.75%	—	4/18/2031	$40,773	$23,324	$15,895	0.4%	(5) (14)
								23,324	15,895	0.4%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2016	Residual Interest, current yield 10.28%	—	10/20/2031	28,100	23,295	19,297	0.5%	(5) (14)
								23,295	19,297	0.5%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note	6/13/2017	Residual Interest, current yield 13.32%	—	4/20/2034	44,885	51,926	40,366	1.2%	(5) (14)
								51,926	40,366	1.2%
VT Topco, Inc.	Commercial Services & Supplies	Second Lien Term Loan	8/14/2018	11.97% (1M SOFR+ 6.75%)	—	8/17/2026	12,000	11,944	11,879	0.3%	(3)(8)(10)
		2021 Second Lien Term Loan	7/30/2021	11.97% (1M SOFR+ 6.75%)	0.75	8/17/2026	20,250	20,144	20,046	0.5%	(3)(8)(10)
								32,088	31,925	0.8%
WatchGuard Technologies, Inc.	IT Services	First Lien Term Loan	8/17/2022	10.11% (6M SOFR+ 5.25%)	0.75	6/30/2029	34,738	34,738	34,637	0.9%	(3)(8)(10)
								34,738	34,637	0.9%
Wellful Inc. (f/k/a KNS Acquisition Corp.)	Food & Staples Retailing	First Lien Term Loan	5/26/2022	11.47% (1M SOFR+ 6.25%)	0.75	4/21/2027	13,696	12,953	12,931	0.3%	(3)(8)(10)
		Incremental First Lien Term Loan	7/21/2022	11.47% (1M SOFR+ 6.25%)	0.75	4/21/2027	14,719	14,186	13,897	0.4%	(3)(8)(10)
								27,139	26,828	0.7%
Wellpath Holdings, Inc. (f/k/a CCS-CMGC Holdings, Inc.)	Health Care Providers & Services	First Lien Term Loan	5/13/2019	10.98% (3ML+ 5.50%)	—	10/1/2025	14,240	14,130	13,784	0.4%	(3)(8)(10)
		Second Lien Term Loan	9/25/2018	14.48% (3ML+ 9.00%)	—	10/1/2026	37,000	36,710	33,941	0.9%	(3)(8)(10)
								50,840	47,725	1.3%
Total Non-Control/Non-Affiliate Investments								$4,803,245	$4,142,837	111.0%

Total Portfolio Investments								$7,800,596	$7,724,931	207.0%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2022
(in thousands, except share data)

							June 30, 2022
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(42)

National Property REIT Corp. (26)	Equity Real Estate Investment Trusts (REITs) / Online Lending / Structured Finance	First Lien Term Loan A	12/31/2018	4.44% (3ML+ 1.44%) plus 3.53% PIK	3.00	12/31/2023	$448,061	$448,061	$448,061	10.9%	(10)(39)
		First Lien Term Loan B	12/31/2018	5.00% (3ML+ 2.00%) plus 5.50% PIK	3.00	12/31/2023	29,080	29,080	29,080	0.7%	(10)(39)
		First Lien Term Loan C	10/31/2019	12.25% (3ML+ 10.00%) plus 2.25% PIK	1.00	12/31/2023	186,800	186,800	186,800	4.5%	(10)(39)
		First Lien Term Loan D	6/19/2020	3.50% (3ML+ 0.50%) plus 2.50% PIK	3.00	12/31/2023	183,425	183,425	183,425	4.5%	(10)(39)
		Residual Profit Interest	12/31/2018			N/A		—	60,749	1.5%	(35)
		Common Stock (3,334,895 shares)	12/31/2013			N/A		15,830	707,622	17.3%	(16)(45)
								863,196	1,615,737	39.4%
Nationwide Loan Company LLC (27)	Consumer Finance	First Lien Term Loan	6/18/2014	10.00% plus 10.00% PIK	—	6/18/2022	20,260	20,260	20,260	0.5%	(14)(39)
		Class A Units (38,550,460 units)	1/31/2013			N/A		20,846	30,140	0.7%	(14)
								41,106	50,400	1.2%
NMMB, Inc. (28)	Media	First Lien Term Loan	12/30/2019	10.75% (3ML+ 8.50%)	2.00	3/31/2027	29,723	29,723	29,723	0.7%	(3) (10)
		Common Stock (21,418 shares)	12/30/2019			N/A		—	80,220	2.0%
								29,723	109,943	2.7%
Pacific World Corporation (36)	Personal Products	First Lien Revolving Line of Credit - $26,000 Commitment	9/26/2014	8.92% PIK (1ML+ 7.25%)	1.00	9/26/2025	26,743	26,743	26,743	0.6%	(10)(15)(39)
		First Lien Term Loan A	12/31/2014	6.92% PIK (1ML+ 5.25%)	1.00	9/26/2025	44,358	44,358	32,436	0.8%	(10)(39)
		Convertible Preferred Equity (323,235 shares)	6/15/2018			N/A		189,295	—	—%	(16)
		Common Stock (6,778,414 shares)	9/29/2017			N/A		—	—	—%	(16)
								260,396	59,179	1.4%
R-V Industries, Inc.	Machinery	First Lien Term Loan	12/15/2020	11.25% (3ML+ 9.00%)	1.00	12/15/2028	33,622	33,622	33,622	0.8%	(3) (10)
		Common Stock (745,107 shares)	6/26/2007			N/A		6,866	23,301	0.6%
								40,488	56,923	1.4%
Universal Turbine Parts, LLC (34)	Trading Companies & Distributors	First Lien Delayed Draw Term Loan - $6,965 Commitment	2/28/2019	10.25% (1ML+ 7.75%)	2.50	4/5/2024	3,141	3,141	3,141	0.1%	(10)(15)
		First Lien Term Loan A	7/22/2016	8.00% (3ML+ 5.75%)	1.00	4/5/2024	29,575	29,575	28,006	0.7%	(10)
		Preferred Units (55,383,218 units)	3/31/2021			N/A		32,500	—	—%	(16)
		Common Stock (10,000 units)	12/10/2018			N/A		—	—	—%	(16)
								65,216	31,147	0.8%
USES Corp. (30)	Commercial Services & Supplies	First Lien Term Loan A	3/31/2014	9.00% PIK	—	7/29/2024	60,362	30,651	20,395	0.5%	(9)
		First Lien Term Loan B	3/31/2014	15.50% PIK	—	7/29/2024	90,576	35,567	—	—%	(9)
		First Lien Term Loan	12/30/2020	10.67% (1ML+ 9.00%)	1.00	7/29/2024	2,000	2,000	2,000	—%	(10)
		Common Stock (268,962 shares)	6/15/2016			N/A		—	—	—%	(16)
								68,218	22,395	0.5%
Valley Electric Company, Inc. (31)	Construction & Engineering	First Lien Term Loan to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	8.00% (3ML+ 5.00%) plus 2.50% PIK	3.00	12/31/2024	10,452	10,452	10,452	0.3%	(3) (10)(39)
		First Lien Term Loan	6/24/2014	8.00% plus 10.00% PIK	—	6/23/2024	33,301	33,301	33,301	0.8%	(39)
		First Lien Term Loan B	3/28/2022	8.00% plus 4.50% PIK	—	6/23/2024	13,000	13,000	13,000	0.3%	(39)
		Consolidated Revenue Interest (2.00%)	6/22/2018			N/A		—	1,781	—%	(12)
		Common Stock (50,000 shares)	12/31/2012			N/A		11,506	87,449	2.1%
								68,259	145,983	3.5%
Total Control Investments								$2,732,906	$3,438,317	83.5%
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
(in thousands, except share data)

Endnote Explanations as of June 30, 2023 and June 30, 2022

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
(3)Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair value of the investments held by PCF at June 30, 2023 and June 30, 2022 were $3,051,668 and $2,638,042, respectively, representing 39.5% and 34.7% of our total investments, respectively.
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
(6)On December 28, 2022, we provided $15,000 of additional Second Lien Term Loans and $30,000 of Second Lien Delayed Draw Term Loan commitments to PGX Holdings, Inc. (“PGX”). Also as of December 28, 2022, we contributed our existing equity interest in PGX to PGX TopCo LLC, an entity in which we own 100% of the Class B non-voting shares. Given the only equity we hold in the PGX structure is non-voting, we classify our investment in the PGX structure as non-control/non-affiliate beginning December 31, 2022 and as of June 30, 2023.
(7)Engine Group, Inc., EMX Digital, Inc. (f/k/a Clearstream.TV, Inc.), and Engine International, Inc., are joint borrowers on the first lien term loan.
(8)Syndicated investment which was originated by a financial institution and broadly distributed.
(9)Investment on non-accrual status as of the reporting date (See Note 2).
(10)Certain variable rate securities in our portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. The 1-Month LIBOR, or “1ML”, was 5.22% as of June 30, 2023 and 1.79% as of June 30, 2022. The 3-Month LIBOR, or “3ML”, was 5.55% as of June 30, 2023 and 2.29% as of June 30, 2022. The 6-Month LIBOR, or “6ML”, was 5.76% as of June 30, 2023 and 2.94% as of June 30, 2022. The 1-Month Secured Overnight Financing Rate or “1M SOFR”, was 5.14% as of June 30, 2023 and 1.69% as of June 30, 2022. The 3-Month Secured Overnight Financing Rate or “3M SOFR”, was 5.27% as of June 30, 2023 and 2.12% as of June 30, 2022. The 6-Month Secured Overnight Financing Rate or “6M SOFR” was 5.39% as of June 30, 2023. The PRIME Rate or “PRIME” was 8.25% as of June 30, 2023. The impact of a SOFR credit spread adjustment, if applicable, is included within the stated all-in interest rate.
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2023 and June 30, 2022 (Continued)
(14)Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2023 and June 30, 2022, our qualifying assets, as a percentage of total assets, stood at 82.08% and 80.64%, respectively. We monitor the status of these assets on an ongoing basis.
(15)Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of June 30, 2023 and June 30, 2022, we had $47,875 and $43,934, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.
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
(19)Medusind Acquisition, Inc., Medusind Intermediate, Inc., Medusind Solutions Inc. and Medusind Inc. are joint borrowers.
(20)CP Holdings of Delaware LLC (“CP Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of CP Energy Services Inc. (“CP Energy”) as of June 30, 2023 and June 30, 2022. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $32,653 in first lien term loans (the “Spartan Term Loans”) due to us as of June 30, 2023. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. In September 2020, we made a new $26,193 Series A preferred stock investment in Spartan Energy Holdings, Inc., which equates to 100% of the Series A non-voting non-convertible preferred stock outstanding. In September 2020, Spartan Energy Services, LLC fully repaid the $26,193 Senior Secured Term Loan B receivable to us at par. We recorded a realized gain of $2,832 in our Consolidated Statement of Operations for the quarter ended September 30, 2020 as a result of this transaction.
(21)Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% and 99.0% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of June 30, 2023 and June 30, 2022, respectively. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company. Effective December 10, 2021, Credit Central’s term loan lenders were granted a first priority security interest on certain assets of Credit Central and our investment became classified as a First Lien Term Loan.
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2023 and June 30, 2022 (Continued)
(24)Energy Solutions Holdings Inc., a consolidated entity in which we own 100% of the equity, owns 100% of Freedom Marine Solutions, LLC (“Freedom Marine”), which owns Vessel Company, LLC, Vessel Company II, LLC and Vessel Company III, LLC. We report Freedom Marine as a separate controlled company.
(25)MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 100% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc. (“Mity-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. Our subordinated unsecured note issued and outstanding to Broda Canada is denominated in Canadian Dollars (“CAD”). As of June 30, 2023 and June 30, 2022, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder.
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
(27)Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 94.48% of Nationwide Loan Company LLC, the operating company, as of June 30, 2023 and June 30, 2022. We report Nationwide Loan Company LLC as a separate controlled company. Prospect has a first priority security interest in the assets of Nationwide.
(28)NMMB Holdings, Inc. (“NMMB Holdings”), a consolidated entity in which we own 100% of the equity, owns 92.77% and 90.42% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of June 30, 2023 and June 30, 2022, respectively. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.
(29)Vision Solutions, Inc. and Precisely Software Incorporate are joint borrowers on the Second Lien Term Loan.
(30)Prospect owns 99.96% of the equity of USES Corp. as of June 30, 2023 and June 30, 2022.
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
(32)As of June 30, 2023 and June 30, 2022, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC, the parent company of Nixon, Inc.
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
(35)As of June 30, 2023 and June 30, 2022, the residual profit interest includes both (i) 8.33% of New TLA, TLD and TLE residual profit and (ii) 100% of TLC residual profits, with both calculated quarterly in arrears.
(36)Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.97% ownership interest of Pacific World as of June 30, 2023 and as of June 30, 2022. As a result, Prospect’s investment in Pacific World is classified as a control investment.
(37)The following shows the composition of our investment portfolio at cost by control designation, investment type and by
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2023 and June 30, 2022 (Continued)
industry as of June 30, 2023:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$56,600	$—	$—	$—	$55,581	$112,181
Commercial Services & Supplies	129,241	—	—	7,200	27,349	163,790
Construction & Engineering	79,095	—	—	—	12,053	91,148
Consumer Finance	495,166	—	—	—	82,843	578,009
Diversified Consumer Services	—	—	—	—	2,378	2,378
Energy Equipment & Services	103,310	—	—	—	221,800	325,110
Equity Real Estate Investment Trusts (REITs)	725,703	—	—	—	15,430	741,133
Health Care Providers & Services	293,179	—	—	—	45,118	338,297
Machinery	33,622	—	—	—	6,866	40,488
Media	29,723	—	—	—	—	29,723
Online Lending	21,580	—	—	—	—	21,580
Personal Products	89,580	—	—	—	189,295	278,875
Trading Companies & Distributors	32,684	—	—	—	32,500	65,184
Structured Finance	200,600	—	—	—	—	200,600
Total Control Investments	$2,290,083	$—	$—	$7,200	$691,213	$2,988,496
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$8,855	$8,855
Total Affiliate Investments	$—	$—	$—	$—	$8,855	$8,855
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$93,171	$95,000	$—	$—	$—	$188,171
Automobile Components	22,284	86,600	—	—	25,697	134,581
Building Products	—	35,000	—	—	—	35,000
Capital Markets	—	42,500	—	—	—	42,500
Commercial Services & Supplies	216,363	185,374	—	—	1,500	403,237
Communications Equipment	9,249	50,603	—	—	—	59,852
Consumer Finance	47,024	—	—	—	—	47,024
Distributors	198,876	89,178	—	—	—	288,054
Diversified Consumer Services	87,280	191,616	—	—	—	278,896
Diversified Financial Services	36,504	—	—	—	—	36,504
Diversified Telecommunication Services	40,283	121,956	—	—	—	162,239
Electrical Equipment	68,399	—	—	—	—	68,399
Food & Staples Retailing	27,139	—	—	—	—	27,139
Food Products	—	134,889	—	—	—	134,889
Health Care Equipment & Supplies	—	7,488	—	—	—	7,488
Health Care Providers & Services	188,179	159,791	—	—	1,546	349,516
Health Care Technology	129,684	—	—	—	—	129,684
Hotels, Restaurants & Leisure	21,701	—	—	—	—	21,701
Household Durables	126,547	29,806	—	—	3,501	159,854
Interactive Media & Services	160,281	—	—	—	—	160,281
Internet & Direct Marketing Retail	2,406	18,081	—	—	—	20,487
IT Services	209,832	148,150	—	—	—	357,982
Leisure Products	69,693	—	—	—	1	69,694
Machinery	52,797	9,988	—	—	—	62,785
Media	46,695	—	—	—	26,991	73,686
Pharmaceuticals	99,269	—	—	—	—	99,269
Professional Services	87,757	123,936	—	—	—	211,693
Software	—	52,350	—	—	—	52,350
Textiles, Apparel & Luxury Goods	158,530	8,945	—	—	—	167,475
Structured Finance (A)	—	—	952,815	—	—	952,815
Total Non-Control/Non-Affiliate	$2,199,943	$1,591,251	$952,815	$—	$59,236	$4,803,245
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2023 and June 30, 2022 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Cost Total
Total Portfolio Investment Cost	$4,490,026	$1,591,251	$952,815	$7,200	$759,304	$7,800,596
The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of June 30, 2023:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Control Investments
Aerospace & Defense	$56,600	$—	$—	$—	$7,598	$64,198	1.7%
Commercial Services & Supplies	69,875	—	—	7,200	10,630	87,705	2.3%
Construction & Engineering	79,095	—	—	—	86,689	165,784	4.4%
Consumer Finance	492,165	—	—	—	227,431	719,596	19.3%
Diversified Consumer Services	—	—	—	—	3,242	3,242	0.1%
Energy Equipment & Services	103,310	—	—	—	23,420	126,730	3.4%
Equity Real Estate Investment Trusts (REITs)	725,703	—	—	—	712,093	1,437,796	38.5%
Health Care Providers & Services	293,179	—	—	—	164,788	457,967	12.3%
Machinery	33,622	—	—	—	47,886	81,508	2.2%
Media	29,723	—	—	—	64,457	94,180	2.5%
Online Lending	21,580	—	—	—	—	21,580	0.6%
Personal Products	65,746	—	—	—	—	65,746	1.8%
Trading Companies & Distributors	32,684	—	—	—	12,381	45,065	1.2%
Structured Finance (A)	200,600	—	—	—	—	200,600	5.4%
Total Control Investments	$2,203,882	$—	$—	$7,200	$1,360,615	$3,571,697	95.7%
Fair Value % of Net Assets	59.0%	—%	—%	0.2%	36.5%	95.7%
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$10,397	$10,397	0.3%
Total Affiliate Investments	$—	$—	$—	$—	$10,397	$10,397	0.3%
Fair Value % of Net Assets	—%	—%	—%	—%	0.3%	0.3%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$93,946	$95,000	$—	$—	$—	$188,946	5.1%
Automobile Components	22,209	86,160	—	—	1,156	109,525	2.9%
Building Products	—	33,120	—	—	—	33,120	0.9%
Capital Markets	—	39,984	—	—	—	39,984	1.1%
Commercial Services & Supplies	215,887	182,242	—	—	14,627	412,756	11.1%
Communications Equipment	9,594	50,083	—	—	—	59,677	1.6%
Consumer Finance	17,039	—	—	—	—	17,039	0.5%
Distributors	197,713	6,988	—	—	39,123	243,824	6.5%
Diversified Consumer Services	86,347	—	—	—	—	86,347	2.2%
Diversified Financial Services	36,504	—	—	—	—	36,504	1.0%
Diversified Telecommunication Services	40,348	121,328	—	—	—	161,676	4.3%
Electrical Equipment	68,464	—	—	—	—	68,464	1.7%
Food & Staples Retailing	26,828	—	—	—	—	26,828	0.7%
Food Products	—	122,003	—	—	—	122,003	3.3%
Health Care Equipment & Supplies	—	7,500	—	—	—	7,500	0.2%
Health Care Providers & Services	183,872	154,599	—	—	1,927	340,398	9.0%
Health Care Technology	128,793	—	—	—	—	128,793	3.5%
Hotels, Restaurants & Leisure	20,776	—	—	—	—	20,776	0.6%
Household Durables	126,904	27,218	—	—	1,523	155,645	4.2%
Interactive Media & Services	160,281	—	—	—	—	160,281	4.3%
Internet & Direct Marketing Retail	2,406	14,514	—	—	—	16,920	0.5%
IT Services	207,224	139,064	—	—	—	346,288	9.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2023 and June 30, 2022 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Leisure Products	69,380	—	—	—	—	69,380	1.9%
Machinery	53,213	9,928	—	—	—	63,141	1.7%
Media	44,596	—	—	—	—	44,596	1.2%
Pharmaceuticals	99,289	—	—	—	—	99,289	2.7%
Professional Services	86,828	114,666	—	—	—	201,494	5.4%
Software	—	49,111	—	—	—	49,111	1.3%
Textiles, Apparel & Luxury Goods	158,530	9,000	—	—	—	167,530	4.5%
Structured Finance (A)	—	—	665,002	—	—	665,002	17.8%
Total Non-Control/Non-Affiliate	$2,156,971	$1,262,508	$665,002	$—	$58,356	$4,142,837	111.0%
Fair Value % of Net Assets	57.8%	33.8%	17.8%	—%	1.6%	111.0%
Total Portfolio	$4,360,853	$1,262,508	$665,002	$7,200	$1,429,368	$7,724,931	207.0%
Fair Value % of Net Assets	116.8%	33.8%	17.8%	0.2%	38.4%	207.0%
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
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2023 and June 30, 2022 (Continued)

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
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2023 and June 30, 2022 (Continued)

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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2023 and June 30, 2022 (Continued)

(39)The interest rate on these investments, excluding those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for years ended June 30, 2023:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
CP Energy Services Inc. - First Lien Term Loan	14.50%	—%	14.50%	(A)
CP Energy Services Inc. - First Lien Term Loan	14.50%	—%	14.50%	(A)
CP Energy Services Inc. - First Lien Term Loan	14.50%	—%	14.50%	(A)
CP Energy Services Inc. - First Lien Term Loan A to Spartan Energy Services, LLC	13.36%	—%	13.36%	(B)
Credit Central Loan Company, LLC - First Lien Term Loan	10.00%	—%	5.00%	(C)
Echelon Transportation, LLC - First Lien Term Loan	—%	—%	—%	(D)
Eze Castle Integration, Inc. - First Lien Term Loan	0.75%	—%	0.75%
Eze Castle Integration, Inc. - Delayed Draw Term Loan	0.75%	—%	0.75%
First Tower Finance Company LLC - First Lien Term Loan	12.06%	2.94%	5.00%	(E)
InterDent, Inc. - First Lien Term Loan B	12.00%	—%	12.00%
MITY, Inc. - First Lien Term Loan A	2.58%	9.93%	—%	(F)
MITY, Inc. - First Lien Term Loan B	6.92%	15.58%	10.00%	(F)
National Property REIT Corp. - First Lien Term Loan A	—%	3.53%	3.53%
National Property REIT Corp. - First Lien Term Loan B	—%	5.50%	5.50%
National Property REIT Corp. - First Lien Term Loan C	—%	2.25%	2.25%
National Property REIT Corp. - First Lien Term Loan D	—%	2.50%	2.50%
National Property REIT Corp. - First Lien Term Loan E	7.00%	—%	7.00%
Nationwide Loan Company LLC - First Lien Term Loan	10.00%	—%	10.00%
Pacific World Corporation - First Lien Revolving Line of Credit	12.61%	—%	12.61%	(G)
Pacific World Corporation - First Lien Term Loan A	8.70%	1.91%	10.61%
Rising Tide Holdings, Inc. - First Lien Term Loan	13.76%	—%	13.76%	(H)
Town & Country Holdings, Inc. - First Lien Term Loan	12.00%	—%	12.00%	(I)
Town & Country Holdings, Inc. - First Lien Term Loan	12.00%	—%	12.00%	(I)
TPS, LLC - First Lien Term Loan	1.50%	—%	1.50%
USES Corp. - First Lien Equipment Term Loan	14.36%	—%	14.36%	(J)
Valley Electric Co. of Mt. Vernon, Inc. - First Lien Term Loan	—%	2.50%	2.50%
Valley Electric Company, Inc. - First Lien Term Loan	10.00%	—%	10.00%
Valley Electric Company, Inc. - First Lien Term Loan B	8.00%	—%	8.00%
(A) On January 6, 2023, the CP Energy Services, Inc. Amendment No. 16 to Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 14.50%.
(B) On August 22, 2022, the Spartan Energy Services, LLC Twenty-Fifth Amendment to Amended and Restated Senior Secured Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 13.36%.
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
(F) On March 23, 2021, the Mity Amendment No. 1 and Waiver to Note Purchase Agreement was amended to allow Senior Secured Note A and Senior Secured Note B interest accruing in cash to be payable in kind resulting in a maximum current TLA PIK rate of 12.50% and TLB PIK rate of 22.50%.
(G) Effective as of December 29, 2021, the Pacific World Corporation Amendment No. 8 was amended to allow the Revolving Line of Credit interest accruing in cash to be payable in kind resulting in a maximum current rate of 12.61%.
(H) Next PIK payment/capitalization date is August 31, 2023.
(I) On November 17, 2022, the Town & Country Holdings, Inc. Eighth Amendment to Loan Agreement was amended to a fixed PIK rate of 12.00%.
(J) On March 28, 2023, the USES Corp. First Lien Equipment Term loan was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 14.36%.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2023 and June 30, 2022 (Continued)
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2023 and June 30, 2022 (Continued)
(40)As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2023 with these controlled investments were as follows:

Controlled Companies	Fair Value at June 30, 2022	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at June 30, 2023	Interest income	Dividend income	Other income	Net realized gains (losses)
CP Energy Services Inc.	$64,260	$17,959	$—	$(2,864)	$79,355	$7,969	$—	$—	$—
CP Energy - Spartan Energy Services, Inc.	48,441	6,005	—	(19,781)	34,665	3,510	—	—	—
Credit Central Loan Company, LLC	76,935	14,261	—	(17,554)	73,642	8,040	—	123	—
Echelon Transportation, LLC	65,766	3,391	—	(4,959)	64,198	4,086	—	—	—
First Tower Finance Company LLC	607,283	40,688	(987)	(48,602)	598,382	63,364	—	—	—
Freedom Marine Solutions, LLC	13,899	650	—	(1,839)	12,710	—	—	—	—
InterDent, Inc.	406,194	20,681	(950)	32,042	457,967	32,523	—	—	—
Kickapoo Ranch Pet Resort	3,833	—	—	(591)	3,242	—	150	—	—
MITY, Inc.	59,999	2,692	(3,265)	8,752	68,178	8,177	—	—	(2)
National Property REIT Corp.	1,615,737	213,469	(113,352)	(55,878)	1,659,976	95,004	—	63,792	—
Nationwide Loan Company LLC	50,400	2,337	—	(5,165)	47,572	4,306	—	—	—
NMMB, Inc.	109,943	—	—	(15,763)	94,180	3,754	2,510	—	(2,510)
Pacific World Corporation	59,179	18,479	—	(11,912)	65,746	8,052	—	105	—
R-V Industries, Inc.	56,923	—	—	24,585	81,508	4,467	—	158	—
Universal Turbine Parts, LLC	31,147	—	(32)	13,950	45,065	3,280	—	—	—
USES Corp.	22,395	10,675	—	(13,543)	19,527	1,039	—	—	—
Valley Electric Company, Inc.	145,983	22,341	548	(3,088)	165,784	9,403	547	1,046	—
Total	$3,438,317	$373,628	$(118,038)	$(122,210)	$3,571,697	$256,974	$3,207	$65,224	$(2,512)
(A) Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, OID accretion and PIK interest, and any transfer of investments.
(B) Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.

(41)As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2023 with these affiliated investments were as follows:

Affiliated Companies	Fair Value at June 30, 2022	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at June 30, 2023	Interest income	Dividend income	Other income	Net realized gains (losses)
Nixon, Inc.	—	—	—	—	—	—	—	—	—
PGX Holdings, Inc. (C)	340,253	—	(288,494)	(51,759)	—	15,003	—	133	—
RGIS Services, LLC	17,004	—	(5,128)	(1,479)	10,397	31	1,374	—	—
Targus Cayman HoldCo Limited	36,007	—	(2,805)	(33,202)	—	—	—	—	16,143
Total	$393,264	$—	$(296,427)	$(86,440)	$10,397	$15,034	$1,374	$133	$16,143
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2023 and June 30, 2022 (Continued)
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2023 and June 30, 2022 (Continued)

(44)Acquisition date represents the date of PSEC's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at PSEC's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments) (See endnote 45 for NPRC equity follow-on acquisitions):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
8th Avenue Food & Provisions, Inc.	Second Lien Term Loan	11/17/2020, 9/17/2021	7,051
AmeriLife Holdings, LLC	Second Lien Term Loan	9/3/2020, 12/2/2020, 6/10/2021	12,060
Apidos CLO XI	Subordinated Structured Note	11/2/2016, 4/8/2021	7,559
Apidos CLO XII	Subordinated Structured Note	1/26/2018	4,070
Apidos CLO XV	Subordinated Structured Note	3/29/2018	6,480
Apidos CLO XXII	Subordinated Structured Note	2/24/2020	1,912
Atlantis Health Care Group (Puerto Rico), Inc.	First Lien Revolving Line of Credit	4/15/2013, 5/21/2013, 3/11/2014, 6/26/2017, 9/29/2017, 10/12/2017, 10/31/2017, 5/10/2023	9,500
Atlantis Health Care Group (Puerto Rico), Inc.	First Lien Term Loan	12/9/2016	42,000
Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.)	Second Lien Term Loan	11/13/2017, 11/24/2017, 8/6/2018, 8/24/2018, 3/18/2019	22,750
Barings CLO 2018-III	Subordinated Structured Note	5/18/2018	9,255
BCPE North Star US Holdco 2, Inc.	Second Lien Delayed Draw Term Loan	10/28/2022	5,133
BCPE North Star US Holdco 2, Inc.	Second Lien Term Loan	12/30/2021	65,000
BCPE Osprey Buyer, Inc.	First Lien Revolving Line of Credit	2/22/2023, 5/23/2023	1,601
Belnick, LLC (d/b/a The Ubique Group)	First Lien Term Loan	6/27/2022	5,000
Broder Bros., Co.	First Lien Term Loan	1/29/2019, 2/28/2019, 9/10/2021, 9/30/2021	25,370
California Street CLO IX Ltd.	Subordinated Structured Note	9/6/2016, 10/17/2016	6,842
Cent CLO 21 Limited	Subordinated Structured Note	7/12/2018	1,024
CIFC Funding 2014-IV-R, Ltd.	Subordinated Structured Note	10/12/2018, 12/20/2021	2,860
Collections Acquisition Company, Inc.	First Lien Term Loan	1/13/2022	6,900
Columbia Cent CLO 27 Limited	Subordinated Structured Note	12/2/2021	7,815
CP Energy Services Inc.	First Lien Term Loan A to Spartan Energy Services, LLC	4/9/2021, 1/10/2022, 2/10/2023	14,681
CP Energy Services Inc.	Common Stock	10/11/2013, 12/26/2013, 4/6/2018, 12/31/2019	69,586
Credit Central Loan Company, LLC	Class A Units	12/28/2012, 3/28/2014, 6/26/2014, 9/28/2016, 8/21/2019	11,975
Credit Central Loan Company, LLC	Class P Units	1/27/2023	1,540
Credit Central Loan Company, LLC	First Lien Term Loan	6/26/2014, 9/28/2016, 12/16/2022, 1/27/2023	45,995
Curo Group Holdings Corp.	First Lien Term Loan	8/31/2021, 11/18/2021, 1/12/2022	17,033
DRI Holding, Inc.	First Lien Term Loan	4/26/2022, 7/21/2022	12,999
DRI Holding, Inc.	Second Lien Term Loan	5/18/2022	10,000
Dukes Root Control Inc.	First Lien Revolving Line of Credit	4/24/2023	1,429
Dukes Root Control Inc.	First Lien Delayed Draw Term Loan	5/26/2023	2,054
Echelon Transportation, LLC	Membership Interest	3/31/2014, 9/30/2014, 12/9/2016	22,488
Echelon Transportation, LLC	First Lien Term Loan	11/14/2018, 7/9/2019, 5/5/2020, 10/9/2020, 1/21/2021, 3/18/2021	5,465
Eze Castle Integration, Inc.	First Lien Delayed Draw Term Loan	10/7/2022	893
Faraday Buyer, LLC	First Lien Delayed Draw Term Loan	5/18/2023	4,468
First Brands Group	First Lien Term Loan	4/27/2022	5,955
First Brands Group	Second Lien Term Loan	5/12/2022	4,938
First Tower Finance Company LLC	Class A Units	12/30/2013, 6/24/2014, 12/15/2015, 11/21/2016, 3/9/2018	39,885
First Tower Finance Company LLC	First Lien Term Loan to First Tower, LLC	12/15/2015, 3/9/2018, 3/24/2022	43,047
Forta, LLC (f/k/a Help/Systems Holdings, Inc.)	Second Lien Term Loan	5/11/2021, 10/14/2021	54,649
Freedom Marine Solutions, LLC	Membership Interest	10/1/2009, 12/22/2009, 1/13/2010, 3/30/2010, 5/13/2010, 2/14/2011, 4/28/2011, 7/7/2011, 10/20/2011, 10/30/2015, 1/7/2016, 4/11/2016, 8/11/2016, 1/30/2017, 4/20/2017, 6/13/2017, 8/30/2017, 1/17/2018, 2/15/2018, 5/8/2018, 10/31/2018, 5/14/2021, 4/18/2022, 2/15/2023	42,118
Galaxy XV CLO, Ltd.	Subordinated Structured Note	8/21/2015, 3/10/2017	9,161
Galaxy XXVII CLO, Ltd.	Subordinated Structured Note	6/11/2015	1,460
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2023 and June 30, 2022 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
The Hiller Companies, LLC	First Lien Term Loan	4/6/2023	17,000
InterDent, Inc.	First Lien Term Loan A	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014, 7/14/2021, 3/28/2022	93,903
InterDent, Inc.	First Lien Term Loan B	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
Interventional Management Services, LLC	First Lien Revolving Line of Credit	2/25/2021, 11/17/2021	5,000
Jefferson Mill CLO Ltd.	Subordinated Structured Note	9/21/2018	2,047
K&N HoldCo, LLC	Second Lien Term Loan	8/14/2018, 9/5/2018, 9/7/2018, 9/10/2018, 9/24/2018, 11/12/2020	13,111
Kickapoo Ranch Pet Resort	Membership Interest	10/21/2019, 12/4/2019	28
LCM XIV Ltd.	Subordinated Structured Note	9/25/2015, 5/18/2018	9,422
LGC US FINCO, LLC	First Lien Term Loan	3/2/2022	2,095
Magnate Worldwide, LLC	First Lien Delayed Draw Term Loan	10/26/2022, 6/1/2023	2,310
Mamba Purchaser, Inc.	Second Lien Term Loan	5/4/2022, 5/10/2022	17,860
Medical Solutions Holdings, Inc.	Second Lien Term Loan	5/4/2022, 9/22/2022	1,423
MITY, Inc.	Common Stock	6/23/2014	7,200
MITY, Inc.	First Lien Term Loan A	1/17/2017, 3/23/2021	10,650
MITY, Inc.	First Lien Term Loan B	1/17/2017, 6/3/2019	11,000
Nationwide Loan Company LLC	Class A Units	3/28/2014, 6/18/2014, 9/30/2014, 6/29/2015, 3/31/2016, 8/31/2016, 5/31/2017, 10/31/2017	20,469
Nationwide Loan Company LLC	First Lien Term Loan	12/28/2015, 8/31/2016	1,999
National Property REIT Corp.	First Lien Term Loan A	4/3/2020, 5/15/2020, 6/10/2020, 7/29/2020, 8/14/2020, 9/15/2020,10/15/2020, 10/30/2020, 11/10/2020, 11/13/2020, 11/19/2020, 12/11/2020, 1/27/2021, 2/25/2021, 3/11/2021, 5/14/2021, 6/14/2021, 6/25/2021, 8/16/2021, 11/15/2021, 11/26/2021, 12/1/2021, 12/28/2021, 1/14/2022, 2/15/2022, 3/17/2022, 3/28/2022, 4/1/2022, 4/7/2022, 5/24/2022, 6/6/2022, 7/5/2022, 8/31/2022, 10/6/2022, 1/10/2023, 2/28/2023, 4/4/2023, 4/6/2023, 4/28/2023, 6/9/2023, 6/14/2023	632,829
National Property REIT Corp.	First Lien Term Loan B	12/8/2021, 12/17/2021, 1/13/2022, 2/8/2022, 2/14/2022, 2/17/2022, 2/24/2022	28,880
National Property REIT Corp.	First Lien Term Loan C	10/23/2019, 1/23/2020, 3/31/2020, 4/8/2020, 8/4/2020, 12/7/2021, 1/7/2022, 2/2/2022, 5/12/2022, 5/19/2022, 6/6/2022, 8/1/2022, 9/15/2022, 9/19/2022, 10/21/2022, 6/6/2023	253,600
NMMB, Inc.	First Lien Term Loan	12/30/2019, 3/28/2022	40,100
Octagon Investment Partners XV, Ltd.	Subordinated Structured Note	4/27/2015, 8/3/2015, 6/27/2017	10,516
Octagon Investment Partners 18-R Ltd.	Subordinated Structured Note	3/23/2018	8,908
Pacific World Corporation	First Lien Revolving Line of Credit	10/21/2014, 12/19/2014, 4/7/2015, 4/22/2015, 8/12/2016, 10/18/2016, 2/7/2017, 2/21/2017, 4/26/2017, 10/11/2017, 10/17/2017, 1/16/2018, 12/27/2018, 3/15/2019, 7/2/2019, 8/15/2019, 9/1/2021, 10/19/2021, 9/6/2022	41,325
Pacific World Corporation	Convertible Preferred Equity	4/3/2019, 4/29/2019, 6/3/2019, 10/4/2019, 11/12/2019, 12/20/2019, 1/7/2020, 3/5/2020, 12/30/2021	22,600
Pacific World Corporation	First Lien Term Loan A	12/22/2022	10,500
PeopleConnect Holdings, LLC	First Lien Term Loan	10/21/2021	82,005
PetVet Care Centers, LLC (f/k/a Pearl Intermediate Parent LLC)	Second Lien Term Loan	11/22/2021, 5/10/2022	10,950
PGX Holdings, Inc.	First Lien Term Loan	11/16/2021, 5/25/2022	25,000
PGX Holdings, Inc.	Second Lien Term Loan	12/28/2022	15,000
Precisely Software Incorporated ( f/k/a Vision Solutions, Inc.)	Second Lien Term Loan	5/28/2021, 6/24/2021, 6/3/2022	59,333
Reception Purchaser, LLC	First Lien Term Loan	7/29/2022, 9/22/2022	9,655
Redstone Holdco 2 LP	Second Lien Term Loan	9/10/2021	17,903
Romark WM-R Ltd.	Subordinated Structured Note	3/29/2018	5,125
Rosa Mexicano	First Lien Revolving Line of Credit	3/27/2020	500
R-V Industries, Inc.	First Lien Term Loan	3/4/2022	5,000
R-V Industries, Inc.	Common Stock	12/27/2016	1,854
Shiftkey, LLC	First Lien Term Loan	8/26/2022, 9/14/2022, 9/23/2022	39,450
Shutterfly Finance, LLC	2021 Refinancing First Lien Term Loan B	9/17/2021	3,969
Sorenson Communications, LLC	First Lien Term Loan	5/12/2022, 5/19/2022	19,675
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2023 and June 30, 2022 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Symphony CLO XV, Ltd.	Subordinated Structured Note	12/7/2018	2,655
Town & Country Holdings, Inc.	First Lien Term Loan	7/13/2018, 7/16/2018	105,000
United Sporting Companies, Inc.	Second Lien Term Loan	3/7/2013	58,650
Universal Turbine Parts, LLC	First Lien Delayed Draw Term Loan	10/24/2019, 2/7/2020, 2/26/2020, 4/5/2021	3,216
USES Corp.	First Lien Term Loan A	6/15/2016, 6/29/2016, 2/22/2017, 4/27/2017, 5/4/2017, 8/30/2017, 10/11/2017, 12/11/2018, 8/30/2019	14,100
USES Corp.	First Lien Equipment Term Loan	6/23/2023	3,900
USG Intermediate, LLC	First Lien Revolving Line of Credit	7/2/2015, 9/23/2015, 9/14/2017, 8/21/2019, 9/17/2020, 9/18/2021, 5/19/2022, 5/22/2023	11,700
USG Intermediate, LLC	First Lien Term Loan B	8/24/2017, 7/30/2021, 2/9/2022, 8/17/2022, 5/12/2023	84,475
USG Intermediate, LLC	Equity	5/12/2023	100
Valley Electric Company, Inc.	Common Stock	12/31/2012, 6/24/2014	18,502
Valley Electric Company, Inc.	First Lien Term Loan	6/30/2014, 8/31/2018, 3/28/2022	18,129
Valley Electric Company, Inc.	First Lien Term Loan B	5/1/2023	19,000
ViaPath Technologies (f/k/a Global Tel*Link Corporation)	Second Lien Term Loan	4/10/2019, 8/22/2019, 9/20/2019, 9/14/2021, 9/17/2021, 12/17/2021, 2/7/2022	96,743
Voya CLO 2014-1, Ltd.	Subordinated Structured Note	3/29/2018	3,943
VT Topco, Inc.	Second Lien Term Loan	5/2/2022, 5/12/2022	4,941
VT Topco, Inc.	2021 Second Lien Term Loan	4/27/2022, 5/12/2022	6,939
Wellful Inc. (f/k/a KNS Acquisition Corp.)	First Lien Term Loan	7/28/2022	3,860
Wellpath Holdings, Inc. (f/k/a CCS-CMGC Holdings, Inc.)	First Lien Term Loan	10/8/2019, 10/8/2021	9,592
Wellpath Holdings, Inc. (f/k/a CCS-CMGC Holdings, Inc.)	Second Lien Term Loan	8/20/2019	1,993
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2023 and June 30, 2022 (Continued)
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
(47)This investment represents a Level 2 security in the ASC 820 table as of June 30, 2023 and June 30, 2022. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.
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

(51)Japs-Olson Company, LLC, Alpha Mail Debt Merger Sub, LLC and J-O Building Company LLC are joint borrowers on the First Lien Term Loan.

(52)Security was called for redemption and the liquidation of the underlying loan portfolio is ongoing.

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Note 2. Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) pursuant to the requirements for reporting on Form 10-K, ASC 946, Financial Services—Investment Companies (“ASC 946”), and Articles 3, 6 and 12 of Regulation S-X. Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Our consolidated financial statements include the accounts of Prospect, PCF, PSBL, PYC, and the Consolidated Holding Companies. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition as of and for the periods presented. All intercompany balances and transactions have been eliminated in consolidation. The financial results of our non-substantially wholly-owned holding companies and operating portfolio company investments are not consolidated in the financial statements. Any operating companies owned by the Consolidated Holding Companies are not consolidated.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash, cash equivalents, and restricted cash are carried at cost, which approximates fair value.
All cash and restricted cash balances are maintained with high credit quality financial institutions. Cash and restricted cash held at financial institutions, at times, has exceeded the Federal Deposit Insurance Corporation (“FDIC”) insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institutions where the amounts are held.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of June 30, 2023 and June 30, 2022, our qualifying assets as a percentage of total assets, stood at 82.08% and 80.64%, respectively.
Investment Transactions
Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. We determine the fair value of our investments on a quarterly basis (as discussed in Investment Valuation below), with changes in fair value reflected as a net change in unrealized gains (losses) from investments in the Consolidated Statement of Operations.
Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

identification method. Amounts for investments traded but not yet settled are reported in Due to Broker or Due from Broker, in the Consolidated Statements of Assets and Liabilities. As of June 30, 2023, we have no assets going through foreclosure.
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

PROSPECT CAPITAL CORPORATION
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

PROSPECT CAPITAL CORPORATION
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectability of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of June 30, 2023, approximately 1.1% of our total assets at fair value are in non-accrual status.
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
For the years ended June 30, 2023, June 30, 2022 and June 30, 2021, the Company recorded dividend income of $8,405, $15,025, and $5,101, respectively, and return of capital distributions of $4,901, $27,567, and $1,443, respectively.
Other income consists of structuring fees, amendment fees, overriding royalty interests, receipts related to net profit and revenue interests, deal deposits, administrative agent fees, and other miscellaneous receipts, which are recognized as revenue when received.
Structuring fees and certain other amendment or advisory fees are considered fees in exchange for the provision of certain services and are subject to the provisions of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). All other types of income are derived from lending or equity investments, which is recognized in accordance with ASC 310-20, Nonrefundable Fees and Other Costs. See Note 10 Other Income.

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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of June 30, 2023, we do not expect to have any excise tax due for the 2023 calendar year. Thus, we have not accrued any excise tax for this period.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

“more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of June 30, 2023, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2020 and thereafter remain subject to examination by the Internal Revenue Service.
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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of June 30, 2023 and June 30, 2022, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be not applicable.
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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024, as updated by ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 in December 2022. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the twelve months ended June 30, 2023. The Company will adopt in the quarter ended September 30, 2023 and adoption will not have a material impact on its consolidated financial statements.
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
Note 3. Portfolio Investments
At June 30, 2023, we had investments in 130 long-term portfolio investments and CLOs, which had an amortized cost of $7,800,596 and a fair value of $7,724,931. At June 30, 2022, we had investments in 129 long-term portfolio investments and CLOs, which had an amortized cost of $7,196,831 and a fair value of $7,602,510.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $1,076,445 and $2,322,287 during the year ended June 30, 2023 and June 30, 2022, respectively. Debt repayments and considerations from sales of equity securities of approximately $462,936 and $1,121,603 were received during the years ended June 30, 2023 and June 30, 2022, respectively.

PROSPECT CAPITAL CORPORATION
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
The following table shows the composition of our investment portfolio as of June 30, 2023 and June 30, 2022:

	June 30, 2023		June 30, 2022
	Cost	Fair Value	Cost	Fair Value
First Lien Revolving Line of Credit	$58,139	$58,058	$39,775	$39,746
First Lien Debt (1)	4,431,887	4,302,795	3,839,553	3,757,960
Second Lien Revolving Line of Credit	5,139	4,646	—	—
Second Lien Debt	1,586,112	1,257,862	1,588,557	1,471,336
Unsecured Debt	7,200	7,200	7,200	7,200
Subordinated Structured Notes	952,815	665,002	997,703	711,429
Equity	759,304	1,429,368	724,043	1,614,839
Total Investments	$7,800,596	$7,724,931	$7,196,831	$7,602,510
(1) First lien debt includes a loan that the Company classifies as “unitranche” and a loan classified as “first lien last out” The total amortized cost and fair value of the unitranche and/or last out loans were $49,265 and $48,332, respectively, as of June 30, 2023. As of June 30, 2022, none of the Company’s first lien debt was classified as unitranche and/or last out.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
First Lien Revolving Line of Credit	$—	$—	$58,058	$58,058
First Lien Debt(1)	—	7,481	4,295,314	4,302,795
Second Lien Revolving Line of Credit	—	—	4,646	4,646
Second Lien Debt	—	—	1,257,862	1,257,862
Unsecured Debt	—	—	7,200	7,200
Subordinated Structured Notes	—	—	665,002	665,002
Equity	—	—	1,429,368	1,429,368
Total Investments	$—	$7,481	$7,717,450	$7,724,931
(1) First lien debt includes a loan that the Company classifies as “unitranche” and a loan classified as “first lien last out”. The total amortized cost and fair value of the unitranche and/or last out loans were $49,265 and $48,332, respectively, as of June 30, 2023.
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
First Lien Revolving Line of Credit	$—	$—	$39,746	$39,746
First Lien Debt	—	73,816	3,684,144	3,757,960
Second Lien Debt	—	—	1,471,336	1,471,336
Unsecured Debt	—	—	7,200	7,200
Subordinated Structured Notes	—	—	711,429	711,429
Equity	—	—	1,614,839	1,614,839
Total Investments	$—	$73,816	$7,528,694	$7,602,510

The following tables show the aggregate changes in the fair value of our Level 3 investments during the year ended June 30, 2023:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2022	$3,438,317	$393,264	$3,697,113	$7,528,694
Net realized (losses) gains on investments	(2,512)	16,143	(54,936)	(41,305)
Net change in unrealized losses	(122,210)	(86,440)	(258,740)	(467,390)
Net realized and unrealized losses	(124,722)	(70,297)	(313,676)	(508,695)
Purchases of portfolio investments(3)	272,231	—	664,383	936,614
Payment-in-kind interest	100,573	—	31,514	132,087
Accretion of discounts and premiums, net	824	—	(8,776)	(7,952)
Repayments and sales of portfolio investments(3)	(115,526)	(24,819)	(275,250)	(415,595)
Transfers within Level 3(1)	—	(287,751)	287,751	—
Transfers out of Level 3(1)	—	—	(17,699)	(17,699)
Transfers into Level 3(1)	—	—	69,996	69,996
Fair value as of June 30, 2023	$3,571,697	$10,397	$4,135,356	$7,717,450

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	First Lien Revolving Line of Credit	First Lien Debt(2)	Second Lien Revolving Line of Credit	Second Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2022	$39,746	$3,684,144	$—	$1,471,336	$7,200	$711,429	$1,614,839	$7,528,694
Net realized (losses) gains on investments	—	(16,678)	—	(8,791)	(2)	(29,466)	13,632	(41,305)
Net change in unrealized losses	(52)	(33,545)	(493)	(211,029)	—	(1,539)	(220,732)	(467,390)
Net realized and unrealized (losses)	(52)	(50,223)	(493)	(219,820)	(2)	(31,005)	(207,100)	(508,695)
Purchases of portfolio investments(3)	16,545	826,114	5,133	45,854	—	—	42,968	936,614
Payment-in-kind interest	3,221	117,064	—	11,802	—	—	—	132,087
Accretion of discounts and premiums, net	35	3,015	6	2,075	—	(13,083)	—	(7,952)
Repayments and sales of portfolio investments(3)	(1,437)	(337,097)	—	(53,385)	2	(2,339)	(21,339)	(415,595)
Transfers out of Level 3(1)	—	(17,699)	—	—	—	—	—	(17,699)
Transfers into Level 3(1)	—	69,996	—	—	—	—	—	69,996
Fair value as of June 30, 2023	$58,058	$4,295,314	$4,646	$1,257,862	$7,200	$665,002	$1,429,368	$7,717,450

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the year ended June 30, 2023, six of our first lien notes transferred out of Level 2 to Level 3 because inputs to the valuation became unobservable.
(2) First lien debt includes a loan that the Company classifies as “unitranche” and a loan classified as “first lien last out”. The total amortized cost and fair value of the unitranche and/or last out loans were $49,265 and $48,332, respectively, as of June 30, 2023. As of June 30, 2022, none of the Company’s first lien debt was classified as unitranche and/or last out.
(3)Includes reorganizations and restructuring of investments.
The following tables show the aggregate changes in the fair value of our Level 3 investments during the year ended June 30, 2022:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2021	$2,919,717	$356,734	$2,885,433	$6,161,884
Net realized gains (losses) on investments	3,958	—	(16,714)	(12,756)
Net change in unrealized gains (losses)	268,126	(2,629)	21,249	286,746
Net realized and unrealized gains (losses)	272,084	(2,629)	4,535	273,990
Purchases of portfolio investments	516,949	227,931	1,426,854	2,171,734
Payment-in-kind interest	74,744	27	8,353	83,124
Accretion (amortization) of discounts and premiums, net	609	2,026	(68,239)	(65,604)
Repayments and sales of portfolio investments	(345,786)	(190,825)	(541,429)	(1,078,040)
Transfers out of Level 3(1)	—	—	(38,899)	(38,899)
Transfers into Level 3(1)	$—	$—	$20,505	$20,505
Fair Value as of as of June 30, 2022	$3,438,317	$393,264	$3,697,113	$7,528,694

	Revolving Line of Credit	First Lien Debt	1.5 Lien Debt	Second Lien Debt	Third Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2021	$27,503	$3,104,139	$18,164	$944,123	$3,950	$3,715	$756,109	$1,304,181	$6,161,884
Net realized (losses) gains on investments	—	(464)	—	—	—	12	(16,250)	3,946	(12,756)
Net change in unrealized (losses) gains	(10)	(25,618)	—	(23,817)	—	3,485	47,792	284,914	286,746
Net realized and unrealized (losses) gains	(10)	(26,082)	—	(23,817)	—	3,497	31,542	288,860	273,990
Purchases of portfolio investments	12,011	1,188,611	—	939,428	—	—	9,518	22,166	2,171,734
Payment-in-kind interest	1,918	79,451	—	1,755	—	—	—	—	83,124
Accretion (amortization) of discounts and premiums, net	1	6,670	—	2,411	—	—	(74,686)	—	(65,604)
Repayments and sales of portfolio investments	(1,677)	(688,999)	(18,164)	(322,671)	(3,950)	(12)	(11,054)	(31,513)	(1,078,040)
Transfers within Level 3(1)	—	38,748	—	(69,893)	—	—	—	31,145	—
Transfers out of Level 3(2)	—	(38,899)	—	—	—	—	—	—	(38,899)
Transfers into Level 3(2)	—	20,505	—	—	—	—	—	—	20,505
Fair value as of June 30, 2022	$39,746	$3,684,144	$—	$1,471,336	$—	$7,200	$711,429	$1,614,839	$7,528,694
(1) Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

(2)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the year ended June 30, 2022, two of our first lien notes transferred out of Level 2 to Level 3 because inputs to the valuation became unobservable. During the year ended June 30, 2022, two of our first lien notes transferred out of Level 3 to Level 2 because inputs to the valuations became observable.
The net change in unrealized (losses) gains on the investments that use Level 3 inputs was $(493,198) and $286,147 for investments still held as of June 30, 2023 and June 30, 2022, respectively.
The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of June 30, 2023 and June 30, 2022:

	June 30, 2023			June 30, 2022
	Cost	Fair Value	% of Portfolio	Cost	Fair Value	% of Portfolio
Equity Real Estate Investment Trusts (REITs)	$741,133	$1,437,796	18.6%	$647,316	$1,399,857	18.4%
Health Care Providers & Services	687,813	798,365	10.3%	660,976	748,591	9.8%
Consumer Finance	625,033	736,635	9.5%	568,739	765,168	10.1%
All Other Industries	5,746,617	4,752,135	61.6%	5,319,800	4,688,894	61.7%
Total	$7,800,596	$7,724,931	100.0%	$7,196,831	$7,602,510	100.0%

As of June 30, 2023 investments in California comprised 10.3% of our investments at fair value, with a cost of $933,559 and a fair value of $791,860. As of June 30, 2022 investments in California comprised 10.1% of our investments at fair value, with a cost of $880,210 and a fair value of $768,646.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2023 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (5)
First Lien Debt	$1,871,464	Discounted cash flow (Yield analysis)	Market yield	9.2%	to	34.3%	12.8%
First Lien Debt	708,883	Enterprise value waterfall (Market approach)	EBITDA multiple	4.8x	to	11.5x	9.3x
First Lien Debt	75,015	Enterprise value waterfall (Market approach)	Revenue multiple	1.0x	to	1.5x	1.3x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	11.8%	to	55.0%	33.4%
First Lien Debt	199,915	Enterprise value waterfall (Market approach)	Revenue multiple	0.2x	to	2.0x	1.0x
First Lien Debt	56,600	Enterprise value waterfall (Discounted cash flow)	Discount rate	6.0%	to	8.0%	7.0%
First Lien Debt (1)	21,580	Enterprise value waterfall	Loss-adjusted discount rate	7.6%	to	13.2%	8.1%
			Projected loss rates	0.2%	to	6.8%	5.2%
First Lien Debt (2)	200,600	Enterprise value waterfall	Discount rate (3)	11.7%	to	19.3%	13.4%
First Lien Debt	96,239	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.0x	to	2.0x	1.4x
First Lien Debt	395,926	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.8x	to	3.0x	2.9x
			Earnings multiple	7.3x	to	9.3x	8.3x
First Lien Debt	725,703	Discounted cash flow	Discount Rate	6.3%	to	9.8%	7.0%
			Terminal Cap Rate	5.0%	to	8.3%	5.8%
First Lien Debt	1,447	Asset recovery analysis	Recoverable amount	n/a			n/a
Second Lien Debt	1,255,520	Discounted cash flow (Yield analysis)	Market yield	10.2%	to	45.7%	14.8%
Second Lien Debt	6,988	Asset recovery analysis	Recoverable amount	n/a			n/a
Unsecured Debt	7,200	Enterprise value waterfall (Market approach)	EBITDA multiple	4.8x	to	7.5x	6.1x
Subordinated Structured Notes	665,002	Discounted cash flow	Discount rate (3)	4.0%	to	37.1%	23.4%
Preferred Equity	12,637	Enterprise value waterfall (Market approach)	Revenue multiple	0.2x	to	2.0x	1.1x
Preferred Equity	13,920	Enterprise value waterfall (Market approach)	EBITDA multiple	6.8x	to	9.3x	8.6x
Preferred Equity	7,598	Enterprise value waterfall (Discounted cash flow)	Discount rate	6.0%	to	8.0%	7.0%
Common Equity/Interests/Warrants	438,848	Enterprise value waterfall (Market approach)	EBITDA multiple	4.8x	to	11.5x	9.1x
Common Equity/Interests/Warrants (1)	1,400	Enterprise value waterfall	Loss-adjusted discount rate	7.6%	to	13.2%	8.1%
			Projected loss rates	0.2%	to	6.8%	5.2%
Common Equity/Interests/Warrants (2)	35,648	Enterprise value waterfall	Discount rate (3)	11.7%	to	19.3%	13.4%
Common Equity/Interests/Warrants (4)	56,254	Discounted cash flow	Discount rate	6.3%	to	9.8%	7.0%
			Terminal Cap Rate	5.0%	to	8.3%	5.8%
Common Equity/Interests/Warrants	24,975	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.0x	to	2.0x	1.3x
Common Equity/Interests/Warrants	202,456	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.8x	to	3.0x	2.9x
			Earnings multiple	7.3x	to	9.3x	8.3x
Common Equity/Interests/Warrants	618,791	Discounted cash flow	Discount rate	6.3%	to	9.8%	7.0%
			Terminal Cap Rate	5.0%	to	8.3%	5.8%
Common Equity/Interests/Warrants	4,131	Enterprise value waterfall (Discounted cash flow)	Discount Rate	13.0%	to	30.0%	22.5%
Common Equity/Interests/Warrants	12,710	Asset recovery analysis	Recoverable amount	n/a			n/a
Total Level 3 Investments	$7,717,450

PROSPECT CAPITAL CORPORATION
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
An increase in SOFR would materially increase the CLO’s financing costs. Since most of the collateral positions within the CLOs have SOFR floors, there may not be corresponding increases in investment income (if SOFR increases but stays below the SOFR floor rate of such investments) resulting in materially smaller distribution payments to the residual interest investors.
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
Changes in Valuation Techniques
During the year ended June 30, 2023, the valuation methodology for Curo Group Holdings Corp. (“Curo”) changed from relying solely on market trades to a combination of market trades and the yield method due to decreased trade volumes in the current period. As a result of decreased bond prices and a public credit rating downgrade, the fair value of our investment in Curo decreased to $17,039 as of June 30, 2023, a discount of $29,985 from its amortized cost, compared to the $16,479 unrealized discount recorded at June 30, 2022.
During the year ended June 30, 2023, the valuation methodology for DTI Holdco, Inc. (“Epiq”) for the First Lien Term Loan changed from the yield method to a combination of yield method and market quotes, since market quotes were more active in the current period. As a result of the quoted prices of the First Lien Term Loan, the fair value of our investment in Epiq First Lien Term Loan decreased to $17,604 as of June 30, 2023, a discount of $449 from its amortized cost, compared to the $301 unrealized appreciation recorded at June 30, 2022.
During the year ended June 30, 2023, the valuation methodology for Engine Group, Inc. (“Engine”) for the First Lien Term Loan and Warrants changed from the yield method and Current Value Method (“CVM”), respectively, to the Liquidation Analysis, due to a deterioration in the company’s operational performance. As a result, our investment in Engine decreased to $1,447 as of June 30, 2023, a discount of $29,090 from its amortized cost, compared to the $27,142 unrealized discount recorded at June 30, 2022.
During the year ended June 30, 2023, the valuation methodology for First Brands Group for the First Lien Term Loan changed from the yield method to a combination of yield method and market quotes, since market quotes were more active in the current period. As a result of improved fundamental performance and tightened credit market spreads, the fair value of our investment in First Brands Group First Lien Term Loan increased to $22,209 as of June 30, 2023, a discount of $75 from its amortized cost, compared to the $178 unrealized discount recorded at June 30, 2022.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

During the year ended June 30, 2023, the valuation methodology for Global Tel*Link Corporation (“GTL”) for the First Lien Term Loan changed from a combination of the yield method and market quotes to rely solely on the yield method, since market quotes for the First Lien Term Loan were less active in the current period. As a result of improved fundamental performance and tightened credit market spreads, the fair value of our investment in GTL First Lien Term Loan increased to $9,218 as of June 30, 2023, a discount of $221 from its amortized cost, compared to the $349 unrealized discount recorded at June 30, 2022.
During the year ended June 30, 2023, the valuation methodology for National Property REIT Corp. (“NPRC”) for the real estate portfolio changed from the direct capitalization method to the discounted cash flow method, due to a reduction in collaborative capitalization rate market data. Our investment in NPRC for the real estate portfolio was valued at $1,437,796 as of June 30, 2023, a premium of $696,663 from its amortized cost, compared to the $752,541 unrealized appreciation recorded at June 30, 2022.
During the year ended June 30, 2023, the valuation methodology for Nexus Buyer LLC ("IntraFi") changed from the yield method to a combination of yield method and market quotes, since market quotes were more active in the current period. As a result of the quoted price of the investment, the fair value of our investment in IntraFi decreased to $39,984 as of June 30, 2023, a discount of $2,516 from its amortized cost, compared to the $926 unrealized discount recorded at June 30, 2022.
During the year ended June 30, 2023, the valuation methodology for PGX Holdings, Inc. (“PGX”) for the First and Second Lien Term Loans changed from the yield method to the CVM method, due to a restructuring of the equity ownership during the current period. Leading into March 2023, PGX was undergoing a litigation process commenced by the Consumer Financial Protection Bureau regarding the legality of PGX’s billing practices when using telemarketing to acquire new business. Due to recent rulings issued by the courts in these legal proceedings, PGX determined it needed to move away from a telemarketing model to an online model to attract new customers. As a result of this material change to PGX’s business model (which will take time to develop) and other impacts from the court rulings, PGX filed for Chapter 11 bankruptcy protection in the District of Delaware in June 2023 and continues to navigate the on-going legal proceedings. Due to these factors, our investment in PGX First and Second Lien Term Loans decreased to $70,639 as of June 30, 2023, a discount of $179,986. The fair value at June 30, 2022 equaled its amortized cost.

During the year ended June 30, 2023, the valuation methodology for Research Now Group, Inc. & Survey Sampling International LLC (“Research Now”) for the First Lien Term Loan changed from relying solely on market quotes to a combination of market quotes and the yield method since market quotes were less active in the current period. As a result of this change and a public credit rating downgrade, the fair value of our investment in Research Now First Lien Term Loan decreased to $8,872 as of June 30, 2023, a discount of $480 from its amortized cost, compared to the $426 unrealized discount recorded at June 30, 2022.

During the year ended June 30, 2023, the valuation methodology for Rising Tide Holdings, Inc. (“West Marine”) changed from the yield approach to the CVM method, given the decline in company performance and increase in net leverage. As a result, the fair value of our investment in West Marine decreased to $11,332 as of June 30, 2023, a discount of $12,563 to its amortized cost, compared to the unrealized discount of $1,119 recorded at June 30, 2022.
During the year ended June 30, 2023, the valuation methodology for Securus Technologies Holdings, Inc. (“Securus”) for the First Lien Term Loan and Second Lien Term Loan changed from market quotes and the yield method, respectively, to a combination of the yield method and take out scenario given the likelihood of near-term refinancing/take-out at par. Market quotes were removed from the First Lien term loan as they were less active in the current period. As a result of the likelihood of a refinancing and take-out at par, the fair value of our investment in Securus increased to $59,677 as of June 30, 2023, a discount of $175 from its amortized cost, compared to the $2,224 unrealized discount recorded at June 30, 2022.
During the year ended June 30, 2023, the valuation methodology for Spectrum Holdings III Corp (“Spectrum Holdings”) changed from the yield method to a combination of the yield method and takeout scenario given the likelihood of near-term takeout at par. As a result of the likelihood of this takeout, as well as improved fundamental performance, the fair value of our investment in Spectrum Holdings increased to $7,500 as of June 30, 2023, a premium of $12 from its amortized cost, compared to the $517 unrealized discount recorded at June 30, 2022.
During the year ended June 30, 2023, the valuation methodology for Town & Country Holdings, Inc. (“Town & Country”) for the First Lien Term Loan changed from the yield method to the CVM method, due to a restructuring of the equity ownership during the current period. As a result, our investment in Town & Country First Lien Term Loan is $175,147 as of June 30, 2023, which is equal to its amortized cost. The fair value of the investment at June 30, 2022 also equaled amortized cost.
During the year ended June 30, 2023, the valuation methodology for Vision Solutions, Inc (“Precisely”) changed from a combination of the yield method, market quotes, and inclusion of the price observed in a minority equity transaction for the Precisely investment itself (given the recency and inclusion of outside investors in the transaction at June 30, 2022) to rely solely on the yield method, since market quotes for the Second Lien Term Loan were less active in the current period and the

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

noted transaction was no longer relevant. As a result of decreased market quotes of the Precisely First Lien Term Loan, which were used to derive the relative value of the Second Lien Term Loan, the fair value of our investment in Precisely Second Lien Term Loan decreased to $75,962 as of June 30, 2023, a discount of $3,369 from its amortized cost, compared to the $896 unrealized discount recorded at June 30, 2022.
Credit Quality Indicators and Undrawn Commitments
As of June 30, 2023, $4,664,827 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR or SOFR floors ranging from 0.0% - 5.0%. As of June 30, 2023, $965,734 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 5.0% to 20.0%. As of June 30, 2022, $4,544,854 of our loans to portfolio companies, at fair value, bore interest at floating rates and have LIBOR floors ranging from 0.0% to 3.0%. As of June 30, 2022, $731,388 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 1.0% to 22.0%
As of June 30, 2023 and June 30, 2022 , the cost basis of our loans on non-accrual status amounted to $421,198 and $181,393 respectively, with fair value of $86,422 and $31,454, respectively. The fair values of these investments represent approximately 1.1% and 0.4% of our total assets at fair value as of June 30, 2023 and June 30, 2022, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of June 30, 2023 and June 30, 2022, we had $54,133 and $43,934, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of June 30, 2023 and June 30, 2022 as they were all floating rate instruments that repriced frequently.
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
During the year ended June 30, 2023, we received partial repayments of $109,352 of our loans previously outstanding with NPRC and its wholly owned subsidiaries and $4,000 as a return of capital on our equity investment in NPRC.
During the year ended June 30, 2023, we provided $209,381 of debt financing and $3,600 of equity financing to fund purchase of a real estate property, to provide working capital, and to fund purchases of rated secured structured notes.

The online consumer loan investments held by certain of NPRC’s wholly owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 60 months to 84 months. As of June 30, 2023, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 56 individual loans, residual interest in two securitizations, and one corporate bond, and had an aggregate fair value of $21,144. The average outstanding individual loan balance is approximately $4 and the loans mature on dates ranging from July 1, 2023 to April 11, 2025 with a weighted-average outstanding term of 11 months as of June 30, 2023. Fixed interest rates range from 9.0% to 36.0% with a weighted-average current interest rate of 16.1%. As of June 30, 2023, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $22,980.
As of June 30, 2023, based on outstanding principal balance, 48.7% of the online consumer loan portfolio held by certain of NPRC’s wholly-owned subsidiaries was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 46.7% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 4.6% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range			Weighted Average Interest Rate*
Super Prime	$101	$98	9.0%	-	20.5%	12.5%
Prime	97	96	13.5%	-	25.0%	19.0%
Near Prime	9	9	23.3%	-	36.0%	25.2%
*Weighted by outstanding principal balance of the online consumer loans.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of June 30, 2023, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 94 investments with a fair value of $423,978 and face value of $448,553. The average outstanding note is approximately $4,772 with an expected maturity date ranging from April 2026 to October 2033 and weighted-average expected maturity of 6 years as of June 30, 2023. Coupons range from three-month SOFR (“3M”) plus 5.20% to 9.23% with a weighted-average coupon of 3M + 6.94%. As of June 30, 2023, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $236,248.
As of June 30, 2023, based on outstanding notional balance, 12.6% of the portfolio was invested in Single - B rated tranches and 87.4% of the portfolio in BB rated tranches.
As of June 30, 2023, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $963,313 and a fair value of $1,659,976, including our investment in online consumer lending and rated secured structured notes as discussed above. As of June 30, 2023, our investment in NPRC and its wholly-owned subsidiaries relating to the real estate portfolio had a fair value of $1,437,796 This portfolio was comprised of forty-eight multi-family properties, eight student housing properties, four senior living properties, and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of June 30, 2023:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	13,493
3	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
4	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
5	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	14,809
6	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	14,972
7	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	28,561
8	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	16,254
9	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	16,484
10	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	23,545
11	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	18,344
12	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,178
13	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	24,912
14	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	41,852
15	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,135
16	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,500
17	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,781
18	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	31,167
19	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	49,637
20	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
21	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	14,679
22	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
23	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	89,951
24	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	15,647
25	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	54,366
26	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,832
27	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,458
28	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
29	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	58,393
30	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,374
31	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
32	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
33	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
34	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
35	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
36	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,793
37	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,545
38	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
39	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	38,843
40	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
41	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
42	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
43	NPRC Grayson LLC	Grayson, GA	12/14/2020	47,860	40,500
44	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
45	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
46	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000
47	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
48	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,975
49	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,955
50	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,203
51	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,601
52	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	104,908
53	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	73,000
54	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
55	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	34,609
56	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	28,699
57	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	22,855
58	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
59	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
60	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
61	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
62	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
63	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,566
				$2,672,726	$2,238,595
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
NPRC is a significant subsidiary due to income for the years ended June 30, 2023, June 30, 2022 and June 30, 2021. We have attached the audited combined consolidated financial statements of NPRC for the years ended December 31, 2022 and December 31, 2021 as Exhibit 99.1 and for the years ended December 31, 2021 and December 31, 2020 as Exhibit 99.2.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

InterDent, Inc. (“InterDent”) was identified as a significant subsidiary due to income for the years ended June 30, 2023 and June 30, 2021, but was not identified as a significant subsidiary for the year ended June 30, 2022. Summarized financial information for this investment is below:

Balance Sheet (1)	June 30, 2023	June 30, 2022
Current assets	$50,431	$54,662
Non-current assets	145,524	105,877
Current liabilities	73,997	69,946
Non-current liabilities	342,763	287,856

	For the six months ended	For the years ended December 31,
Summary Statement of Operations (1)	6/30/2023	2022	2021	2020
Total revenue	$162,204	$318,429	$334,704	$289,118
Gross Profit	33,087	58,499	74,053	61,885
Net (loss)	$(16,758)	$(17,497)	$(3,183)	$(17,622)
(1) The fiscal year end of the portfolio company is December 31st compared to PSEC’s June 30th fiscal year end. All amounts are unaudited.

First Tower Finance Company LLC (“First Tower Finance”) is not a significant subsidiary due to income for the year ended June 30, 2023. First Tower Finance is a significant subsidiary due to income for the year ended June 30, 2022 and June 30, 2021.
Summarized financial information for this investment is below:

Balance Sheet (1)	June 30, 2023	June 30, 2022
Current assets	730,154	719,570
Non-current assets	176,435	171,622
Current liabilities	523,752	513,046
Non-current liabilities	515,664	450,946

	For the six months ended	For the years ended December 31,
Summary Statement of Operations (1)	6/30/2023	2022	2021	2020
Total income	$148,585	$300,333	$271,550	$262,337
Gross Profit	8,943	49,870	105,438	92,496
Net (loss) income	$(28,248)	$(47,783)	$(5,086)	$3,910

(1) The fiscal year end of the portfolio company is December 31st compared to PSEC’s June 30th fiscal year end. All amounts are unaudited.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Note 4. Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective September 15, 2022, we completed an extension and upsizing of the revolving credit facility (the “Revolving Credit Facility”). The lenders have extended commitments of $1,912,500 as of June 30, 2023. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $2,000,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extended the maturity date to September 15, 2027 and the revolving period through September 15, 2026, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements, among other items. The Revolving Credit Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. As of June 30, 2023, we were in compliance with the applicable covenants of the Revolving Credit Facility.
Interest on borrowings under the Revolving Credit Facility is one-month SOFR plus 205 basis points. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 40 basis points if more than 60% of the credit facility is drawn, 70 basis points if more than 35% and an amount less than or equal to 60% of the credit facility is drawn, or 150 basis points if an amount less than or equal to 35% of the credit facility is drawn. The Revolving Credit Facility requires us to pledge assets as collateral in order to borrow under the credit facility. As of June 30, 2023, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility had an aggregate fair value of $3,083,137, which represents 39.4% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $1,912,500. The release of any assets from PCF requires the approval of the facility agent.
For the year ended June 30, 2023, June 30, 2022, and June 30, 2021, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Years Ended June 30,
	2023	2022	2021
Average stated interest rate	5.89%	2.41%	2.31%
Average outstanding balance	971,122	629,858	386,848
As of June 30, 2023 and June 30, 2022, we had $697,325 and $660,536, respectively, available to us for borrowing under the Revolving Credit Facility, net of $1,014,703 and $839,464 outstanding borrowings as of the respective balance sheet dates.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $26,605 of fees, all of which are being amortized over the term of the facility. As of June 30, 2023 and June 30, 2022, $15,569 and $10,801, respectively, of the fees remain to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the years ended June 30, 2023, 2022, and 2021, we recorded $64,851, $23,981, and $18,208, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.

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
Following the maturity of the 2022 Notes during the year ended June 30, 2023, none of the 2022 Notes remained outstanding.
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
As of June 30, 2023 and June 30, 2022, the outstanding aggregate principal amount of the 2025 Notes were $156,168 and $156,168, respectively.
Certain key terms related to the convertible features for the 2025 Notes are listed below:

2025 Notes
Initial conversion rate(1)	110.7420
Initial conversion price	$9.03
Conversion rate at June 30, 2023(1)(2)	110.7420
Conversion price at June 30, 2023(2)(3)	$9.03
Last conversion price calculation date	3/1/2023
Dividend threshold amount (per share)(4)	$0.060000
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
In connection with the issuance of the Convertible Notes, we recorded a discount of $3,369 and debt issuance costs of $2,090 which are being amortized over the terms of the Convertible Notes. As of June 30, 2023 and June 30, 2022, $964 and $1,511 of the original issue discount and $613 and $966, respectively, of the debt issuance costs remain to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the years ended June 30, 2023, 2022, and 2021, we recorded $10,980, $14,888, and $22,148, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.

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
Following the maturity of the 2023 Notes during the year ended June 30, 2023, none of the 2023 Notes remained outstanding.
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
As of June 30, 2023 and June 30, 2022, the outstanding aggregate principal amount of the 6.375% 2024 Notes were $81,240 and $81,240, respectively.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

On December 30, 2021, we redeemed $69,170 of the aggregate principal amount of the 2029 Notes. The transaction resulted in our recognizing a loss of $2,044 during the three months ended December 31, 2021. Following the redemption, none of the 2029 Notes remained outstanding.
2026 Notes
On January 22, 2021, we issued $325,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Original 2026 Notes”). The Original 2026 Notes bear interest at a rate of 3.706% per year, payable semi-annually on July 22, and January 22 of each year, beginning on July 22, 2021. Total proceeds from the issuance of the 2026 Notes, net of underwriting discounts and offering costs, were $317,720. On February 19, 2021, we issued an additional $75,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Additional 2026 Notes”, and together with the Original 2026 Notes, the “2026 Notes”). The Additional 2026 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2026 Notes and bear interest at a rate of 3.706% per year, payable semi-annually on July 22 and January 22 of each year, beginning July 22, 2021. Total proceeds from the issuance of the Additional 2026 Notes, net of underwriting discounts and offering costs, were $74,061. As of June 30, 2023 and June 30, 2022, the outstanding aggregate principal amount of the 2026 Notes were $400,000 and $400,000, respectively.
3.364% 2026 Notes
On May 27, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on November 15, 2026 (the “3.364% 2026 Notes”). The 3.364% 2026 Notes bear interest at a rate of 3.364% per year, payable semi-annually on November 15, and May 15 of each year, beginning on November 15, 2021. Total proceeds from the issuance of the 3.364% 2026 Notes, net of underwriting discounts and offering costs, were $293,283. As of June 30, 2023 and June 30, 2022, the outstanding aggregate principal amount of the 3.364% 2026 Notes were $300,000 and $300,000, respectively.
3.437% 2028 Notes
On September 30, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on October 15, 2028 (the “3.437% 2028 Notes”). The 3.437% 2028 Notes bear interest at a rate of 3.437% per year, payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2022. Total proceeds from the issuance of the 3.437% 2028 Notes, net of underwriting discounts and offering costs, were $291,798. As of June 30, 2023 and June 30, 2022, the outstanding aggregate principal amount of the 3.437% 2028 Notes were $300,000 and $300,000, respectively.
The 2023 Notes, the 6.375% 2024 Notes, the 2026 Notes, the 3.364% 2026 Notes, and the 3.437% 2028 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $13,417 and debt issuance costs of $13,491, which are being amortized over the term of the notes. As of June 30, 2023 and June 30, 2022, $8,770 and $11,234 of the original issue discount and $8,333 and $11,047, respectively, of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the years ended June 30, 2023, 2022, and 2021 we recorded $57,361, $61,775 and $51,410, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
Note 7. Prospect Capital InterNotes®
On February 13, 2020, we entered into a selling agent agreement with InspereX LLC (formerly known as “Incapital LLC”) (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with previously authorized selling agent agreements, the “InterNotes® Offerings”). On February 8, 2023, our Board of Directors reauthorized $1,000,000 of Prospect Capital InterNotes® for sale under the Selling Agent Agreement. Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of June 30, 2023 and June 30, 2022, $358,105 and $347,564 aggregate principal amount of Prospect Capital InterNotes® were outstanding.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

During the year ended June 30, 2023, we issued $17,867 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $17,616. These notes were issued with stated interest rates ranging from 4.50% to 6.50% with a weighted average interest rate of 5.53%. These notes will mature between October 15, 2025 and June 15, 2043. The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2023:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$8,854	5.00% – 5.75%	5.54%	October 15, 2025 – June 15, 2026
5	2,635	4.50% – 5.50%	4.50%	July 15, 2027 – October 15, 2027
6	2,594	5.75% – 6.00%	5.78%	December 15, 2028 – June 15, 2029
10	3,413	4.88% – 6.25%	6.03%	September 15, 2032 – June 15, 2033
20	371	6.50%	6.50%	May 15, 2043 – June 15, 2043
	$17,867
During the year ended June 30, 2022, we issued $163,036 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $159,475. These notes were issued with stated interest rates ranging from 2.25% to 4.63% with a weighted average interest rate of 3.53%. These notes will mature between February 15, 2025 and March 15, 2052. The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2022:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$1,499	2.50%	2.50%	February 15, 2025 – March 15, 2025
5	64,841	2.25% – 4.50%	3.39%	July 15, 2026 – June 15, 2027
7	20,929	2.75% – 4.25%	3.02%	July 15, 2028 – February 15, 2029
10	22,789	3.15% – 4.50%	3.40%	July 15, 2031 – March 15, 2032
12	2,422	3.70%	3.70%	July 15, 2033
15	15,041	3.50% – 4.50%	3.84%	July 15, 2036 – February 15, 2037
30	35,515	4.00% – 4.63%	4.06%	July 15, 2051 – March 15, 2052
	$163,036
During the year ended June 30, 2023, we repaid $7,326 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option of the InterNotes®. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the year ended June 30, 2023 was $181.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2023:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$11,015	1.50% – 5.75%	4.88%	January 15, 2024 – June 15, 2026
5	96,914	2.25% – 5.50%	3.30%	January 15, 2026 – October 15, 2027
6	17,401	3.00% – 6.00%	3.41%	June 15, 2027 – June 15, 2029
7	28,887	2.75% – 4.25%	3.17%	January 15, 2028 – February 15, 2029
8	3,236	3.40% – 3.50%	3.45%	June 15, 2029 – July 15, 2029
10	79,944	3.15% – 6.25%	3.97%	August 15, 2029 – June 15, 2033
12	14,241	3.70% – 4.00%	3.95%	June 15, 2033 – July 15, 2033
15	14,647	3.50% – 4.50%	3.84%	July 15, 2036 – February 15, 2037
18	3,020	4.50% – 5.00%	4.73%	January 15, 2031 – April 15, 2031
20	1,958	5.75% – 6.50%	5.89%	November 15, 2032 – June 15, 2043
25	7,800	6.25% – 6.50%	6.37%	November 15, 2038 – May 15, 2039
30	79,042	4.00% – 6.63%	5.31%	November 15, 2042 – March 15, 2052
Principal Outstanding	$358,105
Less Discounts
Unamortized Debt Issuance	(6,688)
Carrying Amount	$351,417
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
During the years ended June 30, 2023, 2022, and 2021 we recorded $15,012, $16,772 and $38,852, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Note 8. Fair Value and Maturity of Debt Outstanding
As of June 30, 2023, our asset coverage ratio stood at 297.0% based on the outstanding principal amount of our senior securities representing indebtedness of $2,610,216 and our asset coverage ratio on our senior securities that are stock was 186.2%. As of June 30, 2022, our asset coverage ratio stood at 273.3% based on the outstanding principal amount of our senior securities representing indebtedness of $2,769,156 and our asset coverage ratio on our senior securities that are stock was 215.6%. Refer to Note 9, Equity Offerings, Offering Expenses and Distributions for additional discussion on our senior securities that are stock.
Information about our senior securities is shown in the following table as of the end of each of the last ten fiscal years and as of June 30, 2023 (All figures in this item are in thousands except per unit data):

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Credit Facility
Fiscal 2023 (as of June 30, 2023)	$1,014,703	$7,639	—	—
Fiscal 2022 (as of June 30, 2022)	839,464	9,015	—	—
Fiscal 2021 (as of June 30, 2021)	356,937	17,408	—	—
Fiscal 2020 (as of June 30, 2020)	237,536	22,000	—	—
Fiscal 2019 (as of June 30, 2019)	167,000	34,298	—	—
Fiscal 2018 (as of June 30, 2018)	37,000	155,503	—	—
Fiscal 2017 (as of June 30, 2017)	—	—	—	—
Fiscal 2016 (as of June 30, 2016)	—	—	—	—
Fiscal 2015 (as of June 30, 2015)	368,700	18,136	—	—
Fiscal 2014 (as of June 30, 2014)	92,000	69,470	—	—
Fiscal 2013 (as of June 30, 2013)	124,000	34,996	—	—

2015 Notes(4)
Fiscal 2015 (as of June 30, 2015)	$150,000	$2,241	—	—
Fiscal 2014 (as of June 30, 2014)	150,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	150,000	2,578	—	—

2016 Notes(5)
Fiscal 2016 (as of June 30, 2016)	$167,500	$2,269	—	—
Fiscal 2015 (as of June 30, 2015)	167,500	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	167,500	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	167,500	2,578	—	—

2017 Notes(6)
Fiscal 2017 (as of June 30, 2017)	$50,734	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	129,500	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	130,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	130,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	130,000	2,578	—	—

2018 Notes(7)
Fiscal 2017 (as of June 30, 2017)	$85,419	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	200,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	200,000	2,578	—	—

2019 Notes(9)
Fiscal 2018 (as of June 30, 2018)	$101,647	$2,452	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Fiscal 2017 (as of June 30, 2017)	200,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	200,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	200,000	2,578	—	—

5.00% 2019 Notes(10)
Fiscal 2018 (as of June 30, 2018)	$153,536	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	300,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	300,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	300,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	300,000	2,305	—	—

2020 Notes(13)
Fiscal 2019 (as of June 30, 2019)	$224,114	$2,365	—	—
Fiscal 2018 (as of June 30, 2018)	392,000	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	392,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	392,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	392,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	400,000	2,305	—	—

6.95% 2022 Notes(8)
Fiscal 2014 (as of June 30, 2014)	$100,000	$2,305	—	$1,038
Fiscal 2013 (as of June 30, 2013)	100,000	2,578	—	1,036

2022 Notes
Fiscal 2022 (as of June 30, 2022)	$60,501	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	111,055	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	258,240	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	328,500	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	328,500	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	225,000	2,251	—	—

2023 Notes(11)(18)
Fiscal 2022 (as of June 30, 2022)	284,219	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	284,219	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	319,145	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	318,863	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	318,675	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	248,507	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	248,293	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	248,094	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	247,881	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	247,725	2,578	—	—

2024 Notes(14)
Fiscal 2020 (as of June 30, 2020)	$233,788	$2,408	—	$959
Fiscal 2019 (as of June 30, 2019)	234,443	2,365	—	1,002
Fiscal 2018 (as of June 30, 2018)	199,281	2,452	—	1,029
Fiscal 2017 (as of June 30, 2017)	199,281	2,251	—	1,027
Fiscal 2016 (as of June 30, 2016)	161,364	2,269	—	951

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

6.375% 2024 Notes(11)
Fiscal 2023 (as of June 30, 2023)	$81,240	$2,970	—	—
Fiscal 2022 (as of June 30, 2022)	81,240	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	81,389	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	99,780	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	99,726	2,365	—	—

2025 Notes
Fiscal 2023 (as of June 30, 2023)	$156,168	$2,970	—	—
Fiscal 2022 (as of June 30, 2022)	156,168	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	156,168	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	201,250	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	201,250	2,365	—	—

2026 Notes
Fiscal 2023 (as of June 30, 2023)	$400,000	$2,970	—	—
Fiscal 2022 (as of June 30, 2022)	400,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	400,000	2,740	—	—

3.364% 2026 Notes
Fiscal 2023 (as of June 30, 2023)	$300,000	$2,970	—	—
Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	300,000	2,740	—	—

3.437% 2028 Notes
Fiscal 2023 (as of June 30, 2023)	$300,000	$2,970	—	—
Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—

2028 Notes(15)
Fiscal 2020 (as of June 30, 2020)	$70,761	$2,408	—	$950
Fiscal 2019 (as of June 30, 2019)	70,761	2,365	—	984
Fiscal 2018 (as of June 30, 2018)	55,000	2,452	—	1,004

2029 Notes(16)
Fiscal 2021 (as of June 30, 2021)	$69,170	$2,740	—	$1,028
Fiscal 2020 (as of June 30, 2020)	69,170	2,408	—	970
Fiscal 2019 (as of June 30, 2019)	69,170	2,365	—	983

Prospect Capital InterNotes®
Fiscal 2023 (as of June 30, 2023)	$358,105	$2,970	—	—
Fiscal 2022 (as of June 30, 2022)	347,564	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	508,711	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	680,229	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	707,699	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	760,924	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	980,494	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	908,808	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	827,442	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	785,670	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	363,777	2,578	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

6.50% Preferred Stock
Fiscal 2023 (as of June 30, 2023)	$533,216	$47	$25	$—

5.50% Preferred Stock
Fiscal 2023 (as of June 30, 2023)	$870,268	$47	$25	—
Fiscal 2022 (as of June 30, 2022)	590,197	54	25	—
Fiscal 2021 (as of June 30, 2021)	137,040	65	25	—

5.35% Preferred Stock
Fiscal 2023 (as of June 30, 2023)	$149,066	$47	$25	$15.98
Fiscal 2022 (as of June 30, 2022)	150,000	54	$25	21.08

All Senior Securities(11)(12)
Fiscal 2023 (as of June 30, 2023)	$4,162,766	$1,862	—	—
Fiscal 2022 (as of June 30, 2022)	3,509,353	2,156	—	—
Fiscal 2021 (as of June 30, 2021)	2,404,689	2,584	—	—
Fiscal 2020 (as of June 30, 2020)	2,169,899	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	2,421,526	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	2,346,563	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	2,681,435	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	2,707,465	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	2,983,736	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	2,773,051	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	1,683,002	2,578	—	—

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
(12)While we do not consider commitments to fund under revolving arrangements to be Senior Securities, if we were to elect to treat such unfunded commitments, which were $47,875 as of June 30, 2023 as Senior Securities for purposes of Section 18 of the 1940 Act, our asset coverage per unit would be $1,841.
(13)We repaid the outstanding principal amount of the 2020 Notes on April 15, 2020.
(14)We redeemed the 2024 Notes on February 16, 2021.
(15)We redeemed the 2028 Notes on June 15, 2021.
(16)We redeemed the 2029 Notes on December 30, 2021.
(17)We redeemed the 2022 Notes on July 15, 2022.
(18)We redeemed the 2023 Notes on March 15, 2023.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

The following table shows our outstanding debt as of June 30, 2023:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value		Effective Interest Rate
Revolving Credit Facility		$1,014,703	$15,569	$1,014,703	(1)	$1,014,703	(2)	1M SOFR +	2.05%	(5)

2025 Notes		156,168	1,577	154,591		154,107	(3)	6.63%		(6)
Convertible Notes		156,168		154,591		154,107

6.375%	2024 Notes	81,240	108	81,132		80,818	(3)	6.57%		(6)
2026 Notes		400,000	5,244	394,756		354,896	(3)	3.98%		(6)
3.364%	2026 Notes	300,000	4,730	295,270		252,282	(3)	3.60%		(6)
3.437%	2028 Notes	300,000	7,021	292,979		230,472	(3)	3.64%		(6)
Public Notes		1,081,240		1,064,137		918,468

Prospect Capital InterNotes®		358,105	6,688	351,417		313,538	(4)	5.77%		(7)
Total		$2,610,216		$2,584,848		$2,400,816
(1)Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Note 2 for accounting policy details.
(2)The fair value of the Revolving Credit Facility is equal to its carrying value because the revolver is a floating rate facility that reprices to a market rate frequently. The fair value is categorized as Level 2 under ASC 820.
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
(2)The fair value of the Revolving Credit Facility is equal to its carrying value because the revolver is a floating rate facility that reprices to a market rate frequently. The fair value is categorized as Level 2 under ASC 820.
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
The following table shows the contractual maturities by fiscal year of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2023:

	Payments Due by Fiscal Year ending June 30,
	Total	2024	2025	2026	2027	2028	After 5 Years
Revolving Credit Facility	$1,014,703	$—	$—	$—	$—	$1,014,703	$—
Convertible Notes	156,168	—	156,168	—	—	—	—
Public Notes	1,081,240	81,240	—	400,000	300,000	—	300,000
Prospect Capital InterNotes®	358,105	662	1,499	38,922	74,496	15,470	227,056
Total Contractual Obligations	$2,610,216	$81,902	$157,667	$438,922	$374,496	$1,030,173	$527,056

PROSPECT CAPITAL CORPORATION
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
Note 9. Equity Offerings, Offering Expenses, and Distributions
On February 10, 2023, we filed a registration statement on Form N-2 (File No. 333-269714) that was effective upon filing pursuant to Rule 462(e) under the Securities Act, and which replaced our previously effective registration statement on Form N-2 that had been filed on February 13, 2020 and which was also effective upon filing pursuant to Rule 462(e) under the Securities Act. The registration statement permits us to issue, through one or more transactions, an indeterminate amount of securities, consisting of common stock, preferred stock, debt securities, subscription rights to purchase our securities, warrants representing rights to purchase our securities or separately tradable units combining two or more of our securities.
Preferred Stock
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”), as amended on June 9, 2022, October 7, 2022 and February 10, 2023, pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and dealer manager for the Company’s offering of up to 72,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock will initially be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”), the 6.50% Series A3 Preferred Stock (“Series A3 Preferred Stock”), and the 6.50% Series M3 Preferred Stock (“Series M3 Preferred Stock”). In connection with such offering, on August 3, 2020, June 9, 2022, October 11, 2022 and February 10, 2023 we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland (“SDAT”), reclassifying and designating 120,000,000, 60,000,000, 120,000,000, and 60,000,000 shares, respectively, of the Company’s authorized and unissued shares of common stock into shares of preferred stock as “Convertible Preferred Stock.”

On October 30, 2020, and as amended on February 18, 2022, October 7, 2022 and February 10, 2023, we entered into a Dealer Manager Agreement with InspereX LLC, pursuant to which InspereX LLC has agreed to serve as the Company’s agent and dealer manager for the Company’s offering of up to 10,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock will initially be issued in multiple series, including the 5.50% Series AA1 Preferred Stock (the “Series AA1 Preferred Stock”), the 5.50% Series MM1 Preferred Stock (the “Series MM1 Preferred Stock”), the 6.50% Series AA2 Preferred Stock (the “Series AA2 Preferred Stock”), and the 6.50% Series MM2 Preferred Stock (the “Series MM2 Preferred Stock” and together with the Series M1 Preferred Stock, the Series M2 Preferred Stock, the Series M3 Preferred Stock, and the Series MM1 Preferred Stock, the “Series M Preferred Stock”, and the Series MM2 Preferred Stock, together with the Series AA2 Preferred Stock, the Series A3 Preferred Stock and the Series M3 Preferred Stock, the “6.50% Preferred Stock”). In connection with such offering, on October 30, 2020, February 17, 2022, and October 11, 2022, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 80,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as Convertible Preferred Stock. On May 19, 2021, we entered into an Underwriting Agreement with UBS Securities LLC, relating to the offer and sale of 187,000 shares, par value $0.001 per share, of 5.50% Series A2 Preferred Stock, with a liquidation preference of $25.00 per share (the “Series A2 Preferred Stock”, and together with the Series A1 Preferred Stock, Series M1 Preferred Stock, Series M2 Preferred Stock, Series AA1 Preferred Stock, and Series MM1 Preferred Stock, the “5.50% Preferred Stock”). The issuance of the Series A2 Preferred Stock settled on May 26, 2021. In connection with such offering, on May 19, 2021, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 1,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as Convertible Preferred Stock.

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
Subject to certain limited exceptions allowing earlier redemption, beginning on the earlier of the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred Stock has been issued, or, for listed shares of 5.50% Preferred Stock or 6.50% Preferred Stock, five years from the earliest date on which any series that has been listed was first issued (the earlier of such dates, the “Redemption Eligibility Date”), such share of 5.50% Preferred Stock or 6.50% Preferred Stock may be redeemed at any time or from time to time at our option (the “Issuer Optional Redemption”), at a redemption price of 100% of the Stated Value of the shares of 5.50% Preferred Stock or 6.50% Preferred Stock to be redeemed plus unpaid dividends accrued to, but not including, the date fixed for redemption.
Subject to certain limitations, each share of 5.50% Preferred Stock or 6.50% Preferred Stock may be converted at our option (the “Issuer Optional Conversion”). We will settle any Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the 5-day VWAP, subject to our ability to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value if the 5-day VWAP represents a discount to our net asset value per share of common stock. For the 5.50% Preferred Stock and 6.50% Preferred Stock, “IOC Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the date fixed for conversion. In connection with an Issuer Optional Conversion, we will use commercially reasonable efforts to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value. If we do not have or obtain any required stockholder approval under the 1940 Act to sell our common stock below net asset value and the 5-day VWAP is at a discount to our net asset value per share of common stock, we will settle any conversions in connection with an Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the NAV per share of common stock at the close of business on the business day immediately preceding the date of conversion. We will not pay any portion of the IOC Settlement Amount from an Issuer Optional Conversion in cash (other than cash in lieu of fractional shares of our common stock) until the Redemption Eligibility Date. Beginning on the Redemption Eligibility Date, we may elect to settle any Issuer Optional Conversion in cash without limitation or restriction. In the event that we exercise an Issuer Optional Conversion with respect to any shares of 5.50% Preferred Stock or 6.50% Preferred Stock, the holder of such 5.50% Preferred Stock or 6.50% Preferred Stock may instead elect a Holder Optional Conversion with respect to such 5.50% Preferred Stock or 6.50% Preferred Stock provided that the date of conversion for such Holder Optional Conversion would occur prior to the date of conversion for an Issuer Optional Conversion.
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

PROSPECT CAPITAL CORPORATION
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
We may from time to time seek to cancel or purchase our outstanding preferred stock through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. The amounts involved may be material. Any such purchases or exchanges of preferred stock would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Our Board of Directors authorized us to repurchase our Series A Preferred Stock. The manner, price, volume and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. During the year ended June 30, 2023, the Company repurchased 37,346 shares of Series A Preferred Stock for a total cost of approximately $579, including fees and commissions paid to the broker, representing an average repurchase price of $15.42 per share. The difference in the consideration transferred and the net carrying value of the Series A Preferred Stock repurchased, which was $900, resulted in a gain applicable to common stock holders of approximately $321 during the year ended June 30, 2023. The repurchased shares reverted to authorized but unissued shares of Series A Preferred Stock and thus the Company holds no treasury stock.
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
For so long as the Series A Preferred Stock is outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, and in accordance with ASC 480, we have presented our 5.50% Preferred Stock, 6.50% Preferred Stock, and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of June 30, 2023 and June 30, 2022.
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
During the year ended June 30, 2023 and June 30, 2022, we distributed approximately $47,084 and $18,288, respectively, to our 5.50% Preferred Stock holders. During the year ended June 30, 2023, we distributed approximately $16,048 to our 6.50% Preferred Stock holders. During the year ended June 30, 2023 and June 30, 2022, we distributed approximately $8,025 and $6,308 to our 5.35% Series A Preferred Stock holders.
Our distributions to our 5.50% Preferred Stock holders, 6.50% Preferred Stock holders, and 5.35% Series A Preferred Stock holders for the year ended June 30, 2023 and June 30, 2022, are summarized in the following table:

Declaration Date	Record Date	Payment Date	Amount ($ per share), before pro ration for partial periods	Amount Distributed
5.50% Preferred Stock holders
5/6/2022	7/20/2022	8/1/2022	$0.114583	$3,104
5/6/2022	8/17/2022	9/1/2022	0.114583	3,721
8/23/2022	9/21/2022	10/3/2022	0.114583	3,928
8/23/2022	10/19/2022	11/1/2022	0.114583	4,077
8/23/2022	11/16/2022	12/1/2022	0.114583	4,056
11/8/2022	12/21/2022	1/3/2023	0.114583	4,051
11/8/2022	1/18/2023	2/1/2023	0.114583	4,045
11/8/2022	2/15/2023	3/1/2023	0.114583	4,039
2/8/2023	3/22/2023	4/3/2023	0.114583	4,036
2/8/2023	4/19/2023	5/1/2023	0.114583	4,030
2/8/2023	5/18/2023	6/1/2023	0.114583	4,004
5/9/2023	6/21/2023	7/3/2023	0.114583	3,993
Distributions for the year ended June 30, 2023				$47,084

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

5/7/2021	7/21/2021	8/2/2021	$0.114583	$680
5/7/2021	8/18/2021	9/1/2021	0.114583	786
8/24/2021	9/15/2021	10/1/2021	0.114583	941
8/24/2021	10/20/2021	11/1/2021	0.114583	1,054
8/24/2021	11/17/2021	12/1/2021	0.114583	1,197
11/5/2021	12/15/2021	1/3/2022	0.114583	1,296
11/5/2021	1/19/2022	2/1/2022	0.114583	1,498
11/5/2021	2/16/2022	3/1/2022	0.114583	1,688
2/7/2022	3/23/2022	4/1/2022	0.114583	1,938
2/7/2022	4/20/2022	5/2/2022	0.114583	2,190
2/7/2022	5/18/2022	6/1/2022	0.114583	2,420
5/6/2022	6/22/2022	7/1/2022	0.114583	2,600
Distributions for the year ended June 30, 2022				$18,288

6.50% Preferred Stock holders
11/8/2022	11/16/2022	12/1/2022	$0.135417	$978
11/8/2022	12/21/2022	1/3/2023	0.135417	1,433
11/8/2022	1/18/2023	2/1/2023	0.135417	1,675
11/8/2022	2/15/2023	3/1/2023	0.135417	1,959
2/8/2023	3/22/2023	4/3/2023	0.135417	2,201
2/8/2023	4/19/2023	5/1/2023	0.135417	2,395
2/8/2023	5/18/2023	6/1/2023	0.135417	2,600
5/9/2023	6/21/2023	7/3/2023	0.135417	2,807
Distributions for the year ended June 30, 2023				$16,048

5.35% Preferred Stock holders
5/6/2022	7/20/2022	8/1/2022	$0.334375	$2,006
8/23/2022	10/19/2022	11/1/2022	0.334375	2,006
11/8/2022	1/18/2023	2/1/2023	0.334375	2,006
2/8/2023	4/19/2023	5/1/2023	$0.334375	2,006
Distributions for the year ended June 30, 2023				$8,024

8/24/2021	10/20/2021	11/1/2021	$0.382674	$2,296
11/5/2021	1/19/2022	2/1/2022	0.334375	2,006
2/7/2022	4/20/2022	5/2/2022	0.334375	2,006
Distributions for the year ended June 30, 2022				$6,308
The above table includes dividends paid during the year ended June 30, 2023. It does not include distributions previously declared to the 5.50% Preferred Stock holders, 6.50% Preferred Stock holders, and 5.35% Series A Preferred Stock holders of record for any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and paid subsequent to June 30, 2023:
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on July 19, 2023 with a payment date of August 1, 2023.
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on August 16, 2023 with a payment date of September 1, 2023.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

•$0.135417 per share (before pro ration for partial period holders of record) for 6.50% Preferred Stock holders of record on July 19, 2023 with a payment date of August 1, 2023.
•$0.135417 per share (before pro ration for partial period holders of record) for 6.50% Preferred Stock holders of record on August 16, 2023 with a payment date of September 1, 2023.
•$0.334375 per share (before pro ration for partial period holders of record) for 5.35% Series A Preferred Stock holders of record on July 19, 2023 with a payment date of August 1, 2023.
As of June 30, 2023, we have accrued approximately $29 and $1,307 in dividends that have not yet been paid for our 6.50% Preferred Stock holders and 5.35% Series A Preferred Stock holders, respectively.
The following table shows our outstanding Preferred Stock as of June 30, 2023:

Series	Maximum Offering Size (Shares)		Maximum Aggregate Liquidation Preference of Offering		Inception to Date Preferred Shares Issued via Offering	Inception to Date Liquidation Preference of Shares Issued via Offering	Preferred Stock Shares Outstanding		Liquidation Preference of Shares Outstanding
Series A1	72,000,000	(1)	$1,800,000	(1)	31,448,021	$786,201	30,965,138	(4)	$774,128
Series M1	72,000,000	(1)	1,800,000	(1)	4,110,318	102,758	3,681,591	(4)	92,040
Series M2	72,000,000	(1)	1,800,000	(1)	—	—	—		—
Series A3	72,000,000	(1)	1,800,000	(1)	18,855,269	471,382	18,829,837	(4)	470,746
Series M3	72,000,000	(1)	1,800,000	(1)	2,514,615	62,865	2,498,788	(4)	62,470
Series AA1	10,000,000	(2)	250,000	(2)	—	—	—		—
Series MM1	10,000,000	(2)	250,000	(2)	—	—	—		—
Series AA2	10,000,000	(2)	250,000	(2)	—	—	—		—
Series MM2	10,000,000	(2)	250,000	(2)	—	—	—		—
Series A2	187,000		4,675		187,000	4,675	164,000		4,100
Series A	6,000,000		150,000		6,000,000	150,000	5,962,654	(5)	149,066
Total	88,187,000	(3)	$2,204,675	(3)	63,115,223	$1,577,881	62,102,009	(6)	$1,552,550
(1) The maximum offering of 72,000,000 shares and $1,800,000 aggregate liquidation preference is for any combination of Series A1, Series M1, Series M2, Series A3, and Series M3 shares.
(2) The maximum offering of 10,000,000 shares and $250,000 aggregate liquidation preference is for any combinations of Series AA1, Series MM1, Series AA2, and Series MM2.
(3) The authorized maximum offering size of Preferred Stock as of June 30, 2023 is 88,187,000 shares, par value $0.001 per share, with an aggregate liquidation preference of $2,204,675, a liquidation preference of $25.00 per share. The totals referenced in the above table are in light of the combined maximum offering amounts for the various series of shares identified in footnote 1 and footnote 2 and the table columns are not intended to foot.
(4) Preferred Stock shares outstanding is calculated as shares issued under the respective offering program, net of additional shares issued through the Preferred Stock DRIP and net of Preferred Stock conversions to common stock through the Holder Optional Redemption and Optional Redemption Upon Death of Holder. Refer to subsequent tables for respective fiscal year activity.
(5) Preferred Stock shares outstanding is calculated as shares issued under the respective offering program net of shares repurchased via open market purchases. Refer to subsequent tables for respective fiscal year activity.
(6) Does not foot due to rounding.
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

PROSPECT CAPITAL CORPORATION
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
(5) Does not foot due to rounding.
Preferred Stock issued prior to the issuance of our 5.35% Series A Preferred Stock has a carrying value equal to liquidation value per share on our Consolidated Statements of Assets and Liabilities. Subsequent issuances of our Preferred Stock classified as temporary equity are recorded net of issuance costs. The carrying value is inclusive of cumulative accrued and unpaid dividends as of June 30, 2023.
Series A1, Series M1, Series A3, and Series M3 shares outstanding are net of dividend reinvestments paid and conversions to common stock in accordance with their liquidation features. Series A shares outstanding are net of shares repurchased via the authorized repurchase of Series A Preferred Stock. The following tables show such activity during the year ended June 30, 2023:

Series	June 30, 2022 Shares Outstanding		Shares Issued		Shares issued through Preferred Stock DRIP		Shares Converted to Common/Repurchased(1)	June 30, 2023 Shares Outstanding
Series A1	20,794,645		10,610,836		48,680		(489,022)	30,965,138	(2)
Series M1	2,626,238		1,469,566		1,425		(415,638)	3,681,591
Series A3	—		18,855,269		9,605		(35,037)	18,829,837
Series M3	—		2,514,615		918		(16,745)	2,498,788
Series A2	187,000		—		—		(23,000)	164,000
Series A	6,000,000		—		—		(37,346)	5,962,654
Total	29,607,882	(2)	33,450,286	(3)	60,629	(2)	(1,016,788)	62,102,009	(2)
(1)During the year ended June 30, 2023, 979,442 shares of the 5.50% Preferred Stock and 6.50% Preferred Stock were converted to common shares via Holder Optional Redemptions and Optional Redemptions Upon Death of Holder and 37,346 of the 5.35% Series A Preferred Stock were repurchased via open market purchases.
(2)Does not foot or crossfoot due to fractional share rounding.
(3)During the year ended June 30, 2023, we issued 33,450,286 shares of Preferred Stock for net proceeds of $748,223 with a liquidation value of $836,257.

The following tables show such activity during the year ended June 30, 2022:

Series	June 30, 2021 Shares Outstanding	Shares Issued		Shares issued through Preferred Stock DRIP	Shares Converted to Common(1)	June 30, 2022 Shares Outstanding
Series A1	5,163,926	15,671,412		13,982	(54,675)	20,794,645
Series M1	130,666	2,510,095		276	(14,800)	2,626,237
Series A2	187,000	—		—	—	187,000
Series A	—	6,000,000		—	—	6,000,000
Total	5,481,592	24,181,507	(2)	14,258	(69,475)	29,607,882
(1)Convert to common shares via Holder Optional Redemptions and Optional Redemption Upon Death of Holder.
(2)During the year ended June 30, 2022, we issued 24,181,507 shares of Preferred Stock for net proceeds of $553,735 with a liquidation value of $604,538.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Common Stock
Our common stockholders’ equity accounts as of June 30, 2023 and June 30, 2022 reflect cumulative shares issued, net of shares previously repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemptions Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify stockholders of our intention to purchase our common stock.
We did not repurchase any shares of our common stock under the Repurchase Program for the year ended June 30, 2023 and June 30, 2022. As of June 30, 2023, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
Excluding common stock dividend reinvestments and shares issued in connection with the 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemption Upon Death of Holder, during the year ended June 30, 2023 and June 30, 2022, we did not issue any shares of our common stock.
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
On June 9, 2023, at a special meeting of stockholders, our stockholders authorized us to sell shares of our common stock (during the next 12 months) at a price or prices below our net asset value per share at the time of sale in one or more offerings, subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of its outstanding common stock immediately prior to such sale).
During the year ended June 30, 2023 and June 30, 2022, we distributed approximately $287,241 and $281,394, respectively, to our common stockholders. The following table summarizes our distributions to common stockholders declared and payable for the year ended June 30, 2023 and June 30, 2022:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/6/2022	7/27/2022	8/18/2022	$0.06	$23,635
5/6/2022	8/29/2022	9/21/2022	0.06	23,670
8/23/2022	9/28/2022	10/20/2022	0.06	23,767
8/23/2022	10/27/2022	11/17/2022	0.06	23,857
11/8/2022	11/28/2022	12/20/2022	0.06	23,888
11/8/2022	12/28/2022	1/19/2023	0.06	23,925
11/8/2022	1/27/2023	2/16/2023	0.06	23,965
2/8/2023	2/24/2023	3/22/2023	0.06	24,003
2/8/2023	3/29/2023	4/19/2023	0.06	24,041
2/8/2023	4/26/2023	5/18/2023	0.06	24,085
5/9/2023	5/26/2023	6/21/2023	0.06	24,171
5/9/2023	6/28/2023	7/20/2023	0.06	24,234
Total declared and payable for the year ended June 30, 2023				$287,241

5/7/2021	7/28/2021	8/19/2021	$0.06	$23,325
5/7/2021	8/27/2021	9/23/2021	0.06	23,348
8/24/2021	9/28/2021	10/21/2021	0.06	23,370
8/24/2021	10/27/2021	11/18/2021	0.06	23,392
11/5/2021	11/26/2021	12/23/2021	0.06	23,413
11/5/2021	12/29/2021	1/20/2022	0.06	23,435
11/5/2021	1/27/2022	2/17/2022	0.06	23,457
2/7/2022	2/24/2022	3/22/2022	0.06	23,479
2/7/2022	3/29/2022	4/20/2022	0.06	23,503
2/7/2022	4/27/2022	5/19/2022	0.06	23,529
5/6/2022	5/27/2022	6/21/2022	0.06	23,554
5/6/2022	6/28/2022	7/20/2022	0.06	23,589
Total declared and payable for the year ended June 30, 2022				$281,394
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during year ended June 30, 2023 and June 30, 2022. It does not include distributions previously declared to common stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to June 30, 2023:
•$0.06 per share for July 2023 holders of record on July 27, 2023 with a payment date of August 22, 2023.
•$0.06 per share for August 2023 holders of record on August 29, 2023 with a payment date of September 20, 2023.
During the year ended June 30, 2023 and June 30, 2022, we issued 7,474,975 and 4,524,956 shares of our common stock, respectively, in connection with the common stock dividend reinvestment plan.
During the year ended June 30, 2023, Prospect officers and directors purchased 1,616,641 shares of our common stock, or 0.40% of total outstanding shares as of June 30, 2023, both through the open market transactions and shares issued in connection with our common stock dividend reinvestment plan.
As of June 30, 2023, we have reserved 17,294,357 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5) and 1,000,000,000 shares of our common stock for issuance upon conversion of the 5.50% Preferred Stock and the 6.50% Preferred Stock.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Note 10. Other Income
Other income consists of structuring fees, amendment fees, overriding royalty interests, receipts related to net profit and revenue interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the years ended June 30, 2023, 2022, and 2021:

	Years Ended June 30,
	2023	2022	2021
Structuring and amendment fees (refer to Note 3)	$18,131	$43,683	$34,675
Royalty, net profit and revenue interests	64,262	66,819	37,417
Administrative agent fees	630	692	511
Total other income	$83,023	$111,194	$72,603
Note 11. Net Increase (Decrease) in Net Assets per Common Share
Basic earnings (loss) per share is calculated by dividing the net increase (decrease) in net assets resulting from operations, less preferred dividends plus gain on repurchase of preferred stock, by the weighted average number of common shares outstanding for that period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding using the if-converted method for the 5.50% Preferred Stock, for the 6.50% Preferred Stock (Refer to Note 9) and, beginning on July 1, 2022, for the 2025 Notes (Refer to Note 5).
Subsequent to the adoption of ASU 2020-06 on July 1, 2022, for the purpose of calculating diluted net increase in net assets resulting from operations applicable to common stockholders per share for the year ended June 30, 2023, the Company utilized the if-converted method, which assumes full share settlement for the aggregate value of the 2025 Notes, the 5.50% Preferred Stock, and the 6.50% Preferred Stock. Under the allowed modified retrospective method, diluted net increase in net assets resulting from operations applicable to common stockholders per share for prior periods were not restated to reflect the impact of ASU 2020-06. Diluted earnings per share excludes all dilutive potential common shares if their effect is anti-dilutive.
During the year ended June 30, 2023, conversion of our convertible instruments has an anti-dilutive effect and therefore, conversion is not assumed.
The following information sets forth the computation of basic and diluted earnings per common share during the years ended June 30, 2023, 2022, 2021:

	For the Years Ended June 30
	2023	2022	2021
Net (decrease) increase in net assets resulting from operations - basic	$(172,473)	$556,649	$962,096
Adjustment for dividends on Convertible Preferred Stock	—	25,935	1,711
Net (decrease) increase in net assets resulting from operations - diluted(1)	$(172,473)	$582,584	$963,807

Weighted average common shares outstanding - basic	398,514,965	390,571,648	382,705,106
Assumed conversion of Convertible Preferred Stock	—	43,220,123	3,263,461
Weighted average shares of common stock outstanding - diluted	398,514,965	433,791,771	385,968,567

Earnings (loss) per share - basic	$(0.43)	$1.43	$2.51
Earnings (loss) per share - diluted	$(0.43)	$1.34	$2.50
(1) Under the allowed modified retrospective method of adoption, conversion of the Convertible Notes is not assumed and diluted net increase in net assets resulting from operations applicable to common stockholders per share for periods prior to July 1, 2022 were not restated to reflect the adoption of ASU 2020-06 in the current year.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Note 12. Income Taxes
While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is August 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified.
The determination of tax character of distributions was not determinable at the end of the fiscal year end. Final determination of tax character of distributions will not be final until we file our return for the tax year. For income tax purposes, dividends paid and distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to common stockholders during the tax years ended August 31, 2022, 2021, and 2020 were as follows:

	Tax Year Ended August 31,
	2022	2021	2020
Ordinary income	$231,984	$251,171	$169,041
Capital gain	49,719	—	—
Return of capital	—	25,784	96,720
Total distributions paid to common stockholders	$281,703	$276,955	$265,761

The Company began issuing shares of Preferred Stock and declaring dividends on shares Preferred Stock outstanding during the tax year ended August 31, 2021. The tax character of dividends paid to preferred stockholders during the tax years ended August 31, 2022 and August 31, 2021 were as follows:

	Tax Year Ended August 31,
	2022	2021
Ordinary income	$22,551	$2,391
Capital gain	6,476	—
Return of capital	—	—
Total distributions paid to preferred stockholders	$29,027	$2,391
For the tax year ending August 31, 2023, the tax character of distributions paid to stockholders through August 31, 2023 is expected to be ordinary income and return of capital. However, due to the difference between our fiscal and tax year ends, the final determination of the tax character of distributions between ordinary income and return of capital will not be made until we file our tax return for the tax year ending August 31, 2023.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	Tax Year Ended August 31,
	2022		2021	2020
Net increase (decrease) in net assets resulting from operations	$735,337		$428,106	$(78,949)
Net realized losses on investments	22,375		16,173	10,139
Net unrealized (gains) losses on investments	(405,414)		(143,654)	328,997
Other temporary book-to-tax differences(1)	(66,363)		(47,330)	(91,368)
Permanent differences	30		(20)	57
Taxable income before deductions for distributions	$285,965	(1)	$253,275	$168,876
(1) Temporary book-to-tax differences include timing recognition of CLO income, flow-through investment income/loss, and dividend income from portfolio companies
As of our most recent tax year ended August 31, 2022, we had $31,429 of undistributed ordinary income in excess of cumulative distributions and no capital gain in excess of cumulative distributions.
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. As of our most recent tax year ended August 31, 2022, we had no capital loss carryforwards available for use in later tax years. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, some of the Company’s capital loss carryforwards may become permanently unavailable due to limitations by the Code.

Tax Year Ended August 31, 2022
Undistributed ordinary income	$31,429
Undistributed long-term capital gains	—
Capital loss carryforwards	—
As of June 30, 2023, the cost basis of investments for tax purposes was $8,028,254 resulting in an estimated net unrealized loss of $303,323. As of June 30, 2022, the cost basis of investments for tax purposes was $7,214,493 resulting in an estimated net unrealized gain of $388,017. As of June 30, 2023, the gross unrealized gains and losses were $1,334,168 and $1,637,491, respectively. As of June 30, 2022, the gross unrealized gains and losses were $1,506,944 and $1,118,927, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of June 30, 2023 and June 30, 2022 was calculated based on the book cost of investments as of June 30, 2023 and June 30, 2022, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2022 and 2021, respectively.

	Year Ended June 30,
	2023	2022
Tax cost of Investments	$8,028,254	$7,214,493

Tax unrealized appreciation	1,334,168	1,506,944
Tax unrealized depreciation	1,637,491	1,118,927
Net unrealized appreciation(depreciation)	$(303,323)	$388,017
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal excise taxes, among other items. During the tax year ended August 31, 2022, we increased total distributable earnings by $30 and decreased capital in excess of par value by $30. During the tax year ended August 31, 2021, we increased total distributable loss by $20 and increased capital in excess of par value by $20. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended August 31, 2022, once finalized, will be recorded in the fiscal year ending June 30, 2023 and the reclassifications for the taxable year ended August 31, 2021 were recorded in the fiscal year ended June 30, 2022.

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
The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from us, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our total assets. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. The total gross base management fee incurred to the favor of the Investment Adviser was $155,084, $140,370 and $114,622 during the years ended June 30, 2023, 2022, and 2021, respectively.
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
The total income incentive fee incurred was $87,435, $79,491 and $71,227 during the years ended June 30, 2023, 2022 and 2021, respectively. No capital gains incentive fee was incurred during the years ended June 30, 2023, 2022 and 2021. Income incentive fee for the year ended June 30, 2022 includes a $264 adjustment for fees earned in prior periods that were neither expensed nor paid to the Investment Adviser. No such adjustment was made during the years ended June 30, 2023 and 2021, respectively.
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
The allocation of net overhead expense from Prospect Administration was $20,578, $13,797 and $14,262 for the years ended June 30, 2023, 2022 and 2021, respectively. Prospect Administration received estimated payments of $2,664, $6,336 and $1,572 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax, and other administrative services during the years ended June 30, 2023, 2022 and 2021, respectively. In addition, we were given a credit in the amount of $1,212 for legal expense incurred on behalf of our portfolio companies that were remitted to Prospect Administration during the year ended June 30, 2023. We were given a credit for these payments as a reduction of the

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount.
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
Co-Investments
During the years ended June 30, 2023, 2022 and 2021, we received payments of $9,324, $7,567 and $7,490, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration.
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
We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the years ended June 30, 2023, 2022 and 2021, we recognized expenses that were reimbursed for valuation services of $85, $112 and $126, respectively. Conversely, Priority Income Fund, Inc. and Prospect Floating Rate and Alternative Income Fund, Inc. (f/k/a Prospect Sustainable Income Fund, Inc.) reimburse us for software fees, expenses which were initially incurred by Prospect.

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
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings of Delaware LLC (“CP Holdings”), a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy Services, Inc. (“CP Energy”), and the remaining equity is owned by CP Energy management. CP Energy owns directly or indirectly 100% of each of CP Well; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”) a portfolio company of Prospect with $32,653 in first lien term loans (the “Spartan Term Loans”) due to us as of June 30, 2023. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loans.
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

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Interest Income
Interest Income from CP Energy	$7,969	$5,424	$4,680
Interest Income from Spartan	3,510	1,884	1,252
Total Interest Income	$11,479	$7,308	$5,932
Other Income
Administrative Agent	$—	$6	$25
Total Other Income	$—	$6	$25
Reimbursement of Legal, Tax, etc. (1)	237	9	—
Realized Gain	—	—	2,832
1) Paid from CP Energy to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to CP Energy (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Additions	$12,500	$15,681	$28,694
Interest Income Capitalized as PIK
CP Energy	$7,958	$5,277	$4,678
Spartan	3,506	1,311	—
Total Interest Income Capitalized as PIK	$11,464	$6,588	$4,678
Repayment of Loan Receivable	$—	$—	$23,361
Return of Capital	—	—	1

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	As of
	June 30, 2023	June 30, 2022
Interest Receivable (2)	$41	$26
Other Receivables (3)	297	171
(2) Interest income recognized but not yet paid.
(3) Represents amounts due from CP Energy and Spartan to Prospect for reimbursement of expenses paid by Prospect on behalf of CP Energy and Spartan.

Credit Central Loan Company, LLC
Prospect owns 100% of the equity of Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a Consolidated Holding Company. Credit Central Delaware owns 99.8% of the equity of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC) (“Credit Central”), with entities owned by Credit Central management owning the remaining equity. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC. Credit Central is a branch-based provider of installment loans.

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Interest Income	$8,040	$15,106	$14,139
Other Income
Structuring Fee	$123	$—	$—
Total Other Income	$123	$—	$—
Managerial Assistance (1)	$700	$700	$700
Reimbursement of Legal, Tax, etc.(2)	69	3	—
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

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Additions	$6,200	$—	$—
Accreted Original Issue Discount	824	609	449
Interest Income Capitalized as PIK	7,237	8,990	9,044
Repayment of Loan Receivable	—	1,295	3,764

	As of
	June 30, 2023	June 30, 2022
Interest Receivable (3)	$22	$42
Other Receivables (4)	40	7
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

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Interest Income	$4,086	$7,695	$9,765
Managerial Assistance (1)	188	250	188
Reimbursement of Legal, Tax, etc.(2)	94	490	—
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

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Additions	$—	$—	$865
Interest Income Capitalized as PIK	3,391	10,646	9,070

	As of
	June 30, 2023	June 30, 2022
Interest Receivable (3)	$2,035	$1,339
Other Receivables (4)	10	2
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Interest Income	$63,364	$74,501	$60,928
Other Income
Structuring Fee	$—	$7,898	$21,081
Total Other Income	$—	$7,898	$21,081
Managerial Assistance (1)	$2,400	$1,800	$2,400
Reimbursement of Legal, Tax, etc. (2)	—	45	—
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

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Additions	$—	$22,123	$—
Interest Income Capitalized as PIK	40,688	20,546	3,001
Repayment of Loan Receivable	987	11,153	5,362

	As of
	June 30, 2023	June 30, 2022
Interest Receivable (3)	$165	$218
Other Receivables (4)	1	6
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

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Additions (1)	$650	$1,000	$600
(1) During the year ended June 30, 2023, Prospect provided $650 of equity funding to support growth in Freedom Marine’s loan portfolio.

	As of
	June 30, 2023	June 30, 2022
Other Receivables	$6	$6

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Interest Income	$32,523	$26,517	$22,479
Other Income
Structuring Fee	$—	$200	$—
Total Other Income	$—	$200	$—
Managerial Assistance (1)	$1,463	$1,097	$—
Reimbursement of Legal, Tax, etc.(2)	—	1,493	141
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

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Additions	$—	$17,778	$—
Interest Income Capitalized as PIK	20,681	18,345	15,637
Repayment of Loan Receivable	950	246	—

	As of
	June 30, 2023	June 30, 2022
Interest Receivable (3)	$97	$80
Other Receivables (4)	3	16
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from InterDent to Prospect for reimbursement of expenses paid by Prospect on behalf of InterDent.

Kickapoo Ranch Pet Resort

Prospect owns 100% of the membership interest of Kickapoo Ranch Pet Resort (“Kickapoo”). Kickapoo is a luxury pet boarding facility.

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Dividend Income	$150	$25	$—

	As of
	June 30, 2023	June 30, 2022
Other Receivables (1)	$13	$8
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

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Interest Income	$8,177	$7,317	$10,078
Other Income
Structuring Fee	$—	$—	$66
Total Other Income	$—	$—	$66
Managerial Assistance (1)	300	150	150
Reimbursement of Legal, Tax, etc.(2)	—	17	29
Realized (Loss) Gain	(2)	12	2
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

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Additions	$—	$—	$2,650
Interest Income Capitalized as PIK	$2,692	$4,956	$4,558
Repayment of Loan Receivable	3,265	—	850

	As of
	June 30, 2023	June 30, 2022
Interest Receivable (3)	$24	$81
Other Receivables (4)	33	6
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
Effective November 14, 2022, we amended the terms of our credit agreement to increase our investment in NPRC and its wholly-owned subsidiaries through a new Senior Secured Term Loan E (“TLE”). During the six months ended December 31,

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

2022, we provided $13,571 and $0 in TLE and equity financing, respectively. NPRC used the proceeds to fund the purchase of a real estate property.
During the year ended June 30, 2023, we received partial repayments of $109,352 of our loans previously outstanding with NPRC and its wholly owned subsidiaries and $4,000 as a return of capital on our equity investment in NPRC. During the year ended June 30, 2023, we provided $209,381 of debt financing and $3,600 of equity financing to fund purchase of a real estate property, to provide working capital, and to fund purchases of rated secured structured notes.

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Interest Income	$95,004	$63,818	$57,296
Other Income
Structuring Fee	$261	$3,648	$3,176
Royalty, net profit and revenue interests	63,531	66,124	36,748
Total Other Income	63,792	$69,772	$39,924
Managerial Assistance (1)	$2,100	$2,100	$2,100
Reimbursement of Legal, Tax, etc.(2)	1,948	3,884	1,390
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

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Additions	$213,469	$410,867	$225,742
Interest Income Capitalized as PIK	488	—	—
Repayment of Loan Receivable	109,352	301,382	83,450
Return of Capital	4,000	—	—

	As of
	June 30, 2023	June 30, 2022
Interest Receivable (3)	$3	$83
Other Receivables (4)	100	7
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

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Interest Income	$4,306	$4,108	$4,105
Dividend Income (1)	—	2,650	2,381
Other Income
Structuring Fee	$—	$405	$405
Total Other Income	$—	$405	$405
Managerial Assistance (2)	$400	$400	$400
Reimbursement of Legal, Tax, etc. (3)	—	11	—
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

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Interest Income Capitalized as PIK	$2,337	$—	$173
Repayment of Loan Receivable	—	—	381

	As of
	June 30, 2023	June 30, 2022
Interest Receivable (4)	$13	$11
Other Receivables (5)	—	9
(4) Interest income recognized but not yet paid.
(5) Represents amounts due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide.
NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 92.77% and 90.42% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of June 30, 2023 and June 30, 2022, respectively, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Interest Income	$3,754	$1,206	$528
Dividend Income (1)	2,510	8,383	—
Other Income
Structuring Fee	$—	$450	$—
Total Other Income	$—	$450	$—
Managerial Assistance (2)	$400	$400	$400
Realized Loss	(2,510)	3,946	—
Reimbursement of Legal, Tax, etc. (3)	4	26	—
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

	Year Ended
	June 30, 2023		June 30, 2022	June 30, 2021
Additions	$—		$25,000	$—
Repayment of loan receivable
Repayment from NMMB	$—		$13,021	$152
Total Repayment of Loan Receivable	$—	0	$13,021	$152

	As of
	June 30, 2023	June 30, 2022
Interest Receivable (4)	$11	$9
Other Receivables (5)	—	5
(4) Interest income recognized but not yet paid.
(5) Represents amounts due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB.

Pacific World Corporation
Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.97% ownership interest of Pacific World as of June 30, 2023 and June 30, 2022, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Interest Income	$8,052	$4,779	$4,317
Other Income
Structuring Fee	$105	$—	$—
Total Other Income	$105	$—	$—
Reimbursement of Legal, Tax, etc.	—	—	2,377

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Additions	$11,000	$6,500	$—
Interest Income Capitalized as PIK	7,479	4,651	2,542

	As of
	June 30, 2023	June 30, 2022
Interest Receivable (1)	$30	$16
Other Receivables (2)	153	109
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

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Interest Income	$4,467	$3,051	$2,862
Dividend Income (1)	—	441	—
Other Income
Advisory Fee	$158	$125	$—
Total Other Income	$158	$125	$—
Managerial Assistance (2)	180	180	180
Reimbursement of Legal, Tax, etc.(3)	18	48	—
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

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Additions	$—	$5,000	$—

	As of
	June 30, 2023	June 30, 2022
Interest Receivable (4)	$13	$11
Other Receivables (5)	5	2
(4) Interest income recognized but not yet paid.
(5) Represents amounts due from R-V to Prospect for reimbursement of expenses paid by Prospect on behalf of R-V.

Universal Turbine Parts, LLC

On December 10, 2018, UTP Holdings Group, Inc. (“UTP Holdings”) purchased all of the voting stock of Universal Turbine Parts, LLC (“UTP”) and appointed a new Board of Directors to UTP Holdings, consisting of three employees of the Investment Advisor. At the time UTP Holdings acquired UTP, UTP Holdings (f/k/a Harbortouch Holdings of Delaware) was a wholly-

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

owned holding company controlled by Prospect and therefore Prospect’s investment in UTP is classified as a control investment.

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Interest Income	$3,280	$2,354	$2,347
Managerial Assistance (1)	10	10	11
Realized Gain	—	—	121
(1) No income recognized by Prospect. MA payments were paid from UTP to Prospect and subsequently remitted to PA.

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Additions	$—	$—	$316
Repayment of Loan Receivable	$32	$33	$518

	As of
	June 30, 2023	June 30, 2022
Interest Receivable (2)	$10	$7
Other Receivables (3)	—	17
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

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Interest Income	$1,039	$203	$102
Reimbursement of Legal, Tax, etc.	81	—	—

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Additions	$9,900	$—	$2,000
Interest Income Capitalized as PIK	775	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	As of
	June 30, 2023	June 30, 2022
Interest Receivable (1)	$5	$1
Other Receivables (2)	87	62

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

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Interest Income
Interest Income from Valley	$1,508	$1,112	$1,111
Interest Income from Valley Electric	7,895	6,419	5,994
Total Interest Income	$9,403	$7,531	$7,105
Dividend Income (1)	$547	$3,150	$2,261
Other Income
Structuring Fee	$380	$—	$—
Royalty, net profit and revenue interests	666	926	666
Total Other Income	$1,046	$926	$666
Managerial Assistance (2)	$600	$600	$600
Reimbursement of Legal, Tax, etc. (4)	85	72	—
(1) All dividends were paid from earnings and profits.
(2) No income recognized by Prospect. MA payments were paid from Valley Electric to Prospect and subsequently remitted to PA.

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Additions	$19,000	$13,000	$—
Interest Income Capitalized as PIK	3,341	22	—
Repayment of loan receivable	(548)	14,698	1,061

	As of
	June 30, 2023	June 30, 2022
Interest Receivable (3)	$33	$19
Other Receivables (4)	—	5
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
We are not aware of any material legal proceedings as of June 30, 2023.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Note 16. Financial Highlights

The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2023:

	Year Ended June 30,
	2023		2022		2021		2020		2019
Per Share Data
Net asset value per common share at beginning of year	$10.48		$9.81		$8.18		$9.01		$9.35
Net investment income(1)	1.06		0.88		0.75		0.72		0.85
Net realized and change in unrealized gains (losses)(1)	(1.31)		0.61		1.77		(0.76)		(0.46)
Net increase (decrease) from operations	(0.25)		1.49		2.51	(5)	(0.04)		0.39
Distributions of net investment income to preferred stockholders	(0.17)	(4)	(0.05)	(11)	—	(10)	—		—
Distributions of capital gains to preferred stockholders	—	(4)(10)	(0.01)	(11)	—		—		—
Total distributions to preferred stockholders	(0.17)		(0.06)		—		—		—
Net increase (decrease) from operations applicable to common stockholders	0.43	(5)	1.43		2.51		(0.04)		0.39
Distributions of net investment income to common stockholders	(0.70)	(4)	(0.60)	(11)	(0.63)	(9)	(0.49)	(7)	(0.72)
Distributions of capital gains to common stockholders	(0.02)	(4)	(0.11)	(11)	—		—		—
Return of capital to common stockholders	—	(4)	(0.01)		(0.09)	(9)	(0.23)	(7)	—
Total distributions to common stockholders	(0.72)		(0.72)		(0.72)		(0.72)		(0.72)
Common stock transactions(2)	(0.10)		(0.05)		(0.11)		(0.07)		(0.01)
Offering costs from issuance of preferred stock	—		(0.03)		(0.04)		—		—
Reclassification of preferred stock issuance costs(6)	—		0.03		—		—		—
Net asset value per common share at end of year	$9.24	(5)	$10.48	(5)	$9.81	(5)	$8.18		$9.01

Per share market value at end of year	$6.20		$6.99		$8.39		$5.11		$6.53
Total return based on market value(3)	(1.37%)		(8.59%)		85.53%		(11.35%)		8.23%
Total return based on net asset value(3)	(1.96%)		17.21%		35.52%		2.84%		7.17%
Shares of common stock outstanding at end of year	404,033,549		393,164,437		388,419,573		373,538,499		367,131,025
Weighted average shares of common stock outstanding	398,514,965		390,571,648		382,705,106		368,094,299		365,984,541

Ratios/Supplemental Data
Net assets at end of year	$3,732,665		$4,119,123		$3,945,517		$3,055,861		$3,306,275
Portfolio turnover rate	6.05%		15.92%		14.64%		16.46%		10.86%
Ratio of operating expenses to average net assets applicable to common shares(8)	11.01%		9.00%		9.98%		11.37%		11.65%
Ratio of net investment income to average net assets applicable to common shares(8)	10.75%		8.44%		8.24%		8.44%		9.32%
(1)Per share data amount is based on the basic weighted average number of common shares outstanding for the year/period presented (except for dividends to stockholders which is based on actual rate per share). Realized gains (losses) is inclusive of net realized losses (gains) on investments, realized losses (gains) from extinguishment of debt and realized gains from the repurchase of preferred stock.
(2)Common stock transactions include the effect of our issuance of common stock in public offerings (net of underwriting and offering costs), shares issued in connection with our common stock dividend reinvestment plan, common shares issued to acquire investments, common shares repurchased below net asset value pursuant to our Repurchase Program, and common shares issued pursuant to the Holder Optional Conversion of our 5.50% Preferred Stock and 6.50% Preferred Stock.
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
(4)Tax character of distributions is not yet finalized for the respective fiscal period and will not be finalized until we file our tax return for our tax year ending August 31, 2023. Refer to Note 12.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ended June 30, 2023:

	Investment Income		Net Investment Income		Net Realized and Unrealized (Losses) Gains		Net Increase (Decrease) in Net Assets from Operations Applicable to Common Stockholders
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2020	$142,880	$0.38	$57,545	$0.15	$110,201	$0.30	$167,746	$0.45
December 31, 2020	172,292	0.45	81,561	0.21	224,406	0.60	305,921	0.80
March 31, 2021	159,456	0.41	73,402	0.19	173,006	0.45	246,008	0.64
June 30, 2021	157,339	0.41	73,229	0.19	170,457	0.44	242,421	0.62

September 30, 2021	$169,474	$0.44	$81,369	$0.21	$130,762	$0.34	$209,724	$0.54
December 31, 2021	175,376	0.45	85,557	0.22	168,056	0.43	246,411	0.63
March 31, 2022	181,431	0.46	87,005	0.22	77,291	0.20	157,157	0.40
June 30, 2022	184,623	0.47	89,969	0.23	(137,425)	(0.35)	(56,643)	(0.14)

September 30, 2022	$202,674	$0.51	$99,266	$0.25	$(191,705)	$(0.49)	$(105,199)	$(0.27)
December 31, 2022	212,916	0.54	106,704	0.27	(34,427)	(0.09)	55,623	0.14
March 31, 2023	215,120	0.54	102,180	0.26	(191,194)	(0.48)	(108,947)	(0.27)
June 30, 2023	221,503	0.55	112,779	0.28	(104,923)	(0.26)	(13,950)	(0.03)
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
On August 29, 2023, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in October as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
September 2023	9/20/2023	10/2/2023	$0.114583
October 2023	10/18/2023	11/1/2023	$0.114583
November 2023	11/15/2023	12/1/2023	$0.114583

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

On August 29, 2023, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 6.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in October as a result), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
September 2023	9/20/2023	10/2/2023	$0.135417
October 2023	10/18/2023	11/1/2023	$0.135417
November 2023	11/15/2023	12/1/2023	$0.135417
On August 29, 2023, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
August 2023 - October 2023	10/18/2023	11/1/2023	$0.334375
On August 29, 2023, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
September 2023	9/27/2023	10/19/2023	$0.0600
October 2023	10/27/2023	11/20/2023	$0.0600

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2023, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2023. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023, based upon criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2023 based on Internal Control—Integrated Framework (2013) issued by COSO.
Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting
As previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2022, a material weakness in our internal controls existed as of June 30, 2022, relating to the operation of the management review control over the evaluation of collateralized loan obligations (“CLOs”), including management’s review procedures over the completeness and accuracy of the underlying data used in performing those review procedures. Additionally, we identified a material weakness relating to our control environment and monitoring activities; specifically, with respect to senior management’s commitment to the control environment principles and involvement in evaluating internal control deficiencies in a timely and appropriate manner. During the year ended June 30, 2023, we implemented the following controls to improve our internal controls over financial reporting to address these material weaknesses:
•Enhanced existing controls that address the completeness and accuracy of underlying data used in the performance of management review controls over the valuation of CLOs;
•Enhanced policies and procedures to retain adequate documentary evidence for certain management review controls over the valuation of CLOs, including precision of review and evidence of review procedures performed to demonstrate effective operation of such controls;
•Enhanced policies and procedures to adequately demonstrate a commitment to improving our overall control environment and develop proper monitoring controls around timely evaluation and communication of internal control deficiencies to those parties responsible for taking corrective action, including senior management and the board of directors, as appropriate.

These enhanced controls resulted in an improved internal control environment that have been implemented for a sufficient length of time for management to conclude, through testing the design and operating effectiveness of these controls, that we have fully remediated the material weaknesses.

Attestation Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, BDO USA, P.C., as auditor of our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of June 30, 2023.
Inherent Limitations on Effectiveness of Controls
A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all control issues or misstatements. Accordingly, our controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our control system are met. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become adequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control
Other than the controls implemented to remediate the previously identified material weaknesses described above there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Prospect Capital Corporation
New York, New York
Opinion on Internal Control over Financial Reporting
We have audited Prospect Capital Corporation (the “Company’s”) internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of June 30, 2023 and 2022, the related consolidated statements of operations, changes in net assets and temporary equity, and cash flows for each of the three years in the period ended June 30, 2023, and the related notes and our report dated September 8, 2023 expressed an unqualified opinion thereon.
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

/s/ BDO USA, P.C.

New York, New York
September 8, 2023

Item 9B. Other Information
The below table sets forth each class of our outstanding securities as of September 7, 2023:

Title of Class of Securities	Amount Authorized	Amount Held by Registrant or for its Account	Amount Outstanding Exclusive of Amount held by Registrant or for its Account
Common Stock	1,552,100,000	—	407,571,344 shares
Preferred Stock	447,900,000	—	63,549,275 shares
2025 Notes	$201,250	—	$156,168
6.375% 2024 Notes	$100,000	—	$81,240
2026 Notes	$400,000	—	$400,000
3.364% 2026 Notes	$300,000	—	$300,000
3.437% 2028 Notes	$300,000	—	$300,000
Prospect Capital InterNotes®	$1,000,000	—	$359,807

Financial Highlights
The financial highlights for each of the five years ended June 30, 2023 are presented within Note 16. Financial Highlights within our consolidated financial statements. The following is a schedule of financial highlights for each of the fiscal years ended June 30, 2018, June 30, 2017, June 30, 2016, June 30, 2015, and June 30, 2014:

		Year Ended June 30,
	2018	2017		2016	2015	2014
Per Share Data
Net asset value at beginning of year	$9.32	$9.62		$10.31	$10.56	$10.72
Net investment income(1)	0.79	0.85		1.04	1.03	1.19
Net realized and change in unrealized (losses)(1)	0.04	(0.15)		(0.75)	(0.05)	(0.13)
Net increase from operations	0.83	0.70		0.29	0.98	1.06
Distributions of net investment income	(0.77)	(1.00)		(1.00)	(1.19)	(1.32)
Common stock transactions(2)	(0.03)	—	(4)	0.02	(0.04)	0.10
Net asset value at end of year	$9.35	$9.32		$9.62	$10.31	$10.56

Per share market value at end of year	$6.71	$8.12		$7.82	$7.37	$10.63
Total return based on market value(3)	(7.42%)	16.80%		21.84%	(20.84%)	10.88%
Total return based on net asset value(3)	12.39%	8.98%		7.15%	11.47%	10.97%
Shares of common stock outstanding at end of year	364,409,938	360,076,933		357,107,231	359,090,759	342,626,637
Weighted average shares of common stock outstanding	361,456,075	358,841,714		356,134,297	353,648,522	300,283,941

Ratios/Supplemental Data
Net assets at end of year	$3,407,047	$3,354,952		$3,435,917	$3,703,049	$3,618,182
Portfolio turnover rate	30.70%	23.65%		15.98%	21.89%	15.21%
Ratio of operating expenses to average net assets	11.08%	11.57%		11.95%	11.66%	11.11%
Ratio of net investment income to average net assets	8.57%	8.96%		10.54%	9.87%	11.18%

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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.
PART III
We will file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2023 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2023 Proxy Statement.
Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2023 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2023 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2023 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2023 Proxy Statement.

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
3.Exhibits – The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(499)
3.3	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (500)
3.4	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (501)
3.5	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(502)
3.6	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(509)
3.7	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(511)
3.8	Certificate of Correction to Articles Supplementary of Prospect Capital Corporation(512)
3.9	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(513)
3.10	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(520)
3.11	Amended and Restated Bylaws(3)
3.12	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(537)
3.13	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(538)
3.14	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(546)
4.1	Form of Share Certificate(2)
4.2	Form of Indenture(9)
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

4.300	Three Hundred Fourth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(100)
4.301	Three Hundred Fifth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2019(100)
4.302	Three Hundred Sixth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(100)
4.303	Three Hundred Seventh Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(100)
4.304	Three Hundred Eighth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(100)
4.305	Three Hundred Ninth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(101)

4.306	Three Hundred Tenth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2019(101)
4.307	Three Hundred Eleventh Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(101)
4.308	Three Hundred Twelfth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(101)
4.309	Three Hundred Thirteenth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(101)
4.310	Three Hundred Fourteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(102)
4.311	Three Hundred Fifteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2019(102)
4.312	Three Hundred Sixteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(102)
4.313	Three Hundred Seventeenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(102)
4.314	Three Hundred Eighteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(102)
4.315	Three Hundred Nineteenth Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(103)
4.316	Three Hundred Twentieth Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2019(103)
4.317	Three Hundred Twenty-First Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(103)
4.318	Three Hundred Twenty-Second Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(103)
4.319	Three Hundred Twenty-Third Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(103)
4.320	Three Hundred Twenty-Fourth Supplemental Indenture dated as of November 17, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(110)
4.321	Three Hundred Twenty-Fifth Supplemental Indenture dated as of November 28, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(111)
4.322	Three Hundred Twenty-Sixth Supplemental Indenture dated as of December 4, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(112)
4.323	Three Hundred Twenty-Seventh Supplemental Indenture dated as of December 11, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(113)
4.324	Three Hundred Twenty-Eighth Supplemental Indenture dated as of December 18, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(114)
4.325	Three Hundred Twenty-Ninth Supplemental Indenture dated as of December 29, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(115)
4.326	Three Hundred Thirtieth Supplemental Indenture dated as of January 2, 2015, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(116)
4.327	Three Hundred Thirty-First Supplemental Indenture dated as of January 8, 2015, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(117)
4.328	Three Hundred Thirty-Second Supplemental Indenture dated as of January 15, 2015, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2020(118)
4.329	Three Hundred Thirty-Third Supplemental Indenture dated as of January 23, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(119)
4.330	Three Hundred Thirty-Fourth Supplemental Indenture dated as of January 29, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(120)
4.331	Three Hundred Thirty-Fifth Supplemental Indenture dated as of February 5, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(121)
4.332	Three Hundred Thirty-Sixth Supplemental Indenture dated as of February 20, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(122)
4.333	Three Hundred Thirty-Seventh Supplemental Indenture dated as of February 26, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(123)
4.334	Three Hundred Thirty-Eighth Supplemental Indenture dated as of March 5, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(124)

4.335	Three Hundred Thirty-Ninth Supplemental Indenture dated as of March 12, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(125)
4.336	Three Hundred Fortieth Supplemental Indenture dated as of March 19, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(126)
4.337	Three Hundred Forty-First Supplemental Indenture dated as of March 26, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(127)
4.338	Three Hundred Forty-Second Supplemental Indenture dated as of April 2, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(128)
4.339	Three Hundred Forty-Third Supplemental Indenture dated as of April 9, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(129)
4.340	Three Hundred Forty-Fourth Supplemental Indenture dated as of April 16, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(130)
4.341	Three Hundred Forty-Fifth Supplemental Indenture dated as of April 16, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(130)
4.342	Three Hundred Forty-Sixth Supplemental Indenture dated as of April 23, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(131)
4.343	Three Hundred Forty-Seventh Supplemental Indenture dated as of April 23, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(131)
4.344	Three Hundred Forty-Eighth Supplemental Indenture dated as of April 30, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(132)
4.345	Three Hundred Forty-Ninth Supplemental Indenture dated as of April 30, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(132)
4.346	Three Hundred Fiftieth Supplemental Indenture dated as of May 7, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(133)
4.347	Three Hundred Fifty-First Supplemental Indenture dated as of May 7, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(133)
4.348	Three Hundred Fifty-Second Supplemental Indenture dated as of May 21, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(134)
4.349	Three Hundred Fifty-Third Supplemental Indenture dated as of May 29, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(135)
4.350	Three Hundred Fifty-Fourth Supplemental Indenture dated as of May 29, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2022(135)
4.351	Three Hundred Fifty-Fifth Supplemental Indenture dated as of June 4, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(136)
4.352	Three Hundred Fifty-Sixth Supplemental Indenture dated as of June 4, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2022(136)
4.353	Three Hundred Fifty-Seventh Supplemental Indenture dated as of June 11, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(137)
4.354	Three Hundred Fifty-Eighth Supplemental Indenture dated as of June 11, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2022(137)
4.355	Three Hundred Fifty-Ninth Supplemental Indenture dated as of June 18, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(138)
4.356	Three Hundred Sixtieth Supplemental Indenture dated as of June 18, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2021(138)
4.357	Three Hundred Sixty-First Supplemental Indenture dated as of June 25, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(139)
4.358	Three Hundred Sixty-Second Supplemental Indenture dated as of June 25, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2021(139)
4.359	Three Hundred Sixty-Third Supplemental Indenture dated as of July 2, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(140)
4.360	Three Hundred Sixty-Fourth Supplemental Indenture dated as of July 2, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2021(140)
4.361	Three Hundred Sixty-Fifth Supplemental Indenture dated as of July 9, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(141)
4.362	Three Hundred Sixty-Sixth Supplemental Indenture dated as of July 9, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(141)
4.363	Three Hundred Sixty-Seventh Supplemental Indenture dated as of July 16, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(142)

4.364	Three Hundred Sixty-Eighth Supplemental Indenture dated as of July 16, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(142)
4.365	Three Hundred Sixty-Ninth Supplemental Indenture dated as of July 23, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(143)
4.366	Three Hundred Seventieth Supplemental Indenture dated as of July 23, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(143)
4.367	Three Hundred Seventy-First Supplemental Indenture dated as of July 30, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(144)
4.368	Three Hundred Seventy-Second Supplemental Indenture dated as of July 30, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(144)
4.369	Three Hundred Seventy-Third Supplemental Indenture dated as of August 6, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(145)
4.370	Three Hundred Seventy-Fourth Supplemental Indenture dated as of August 6, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(145)
4.371	Three Hundred Seventy-Fifth Supplemental Indenture dated as of August 13, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(146)
4.372	Three Hundred Seventy-Sixth Supplemental Indenture dated as of August 13, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(146)
4.373	Three Hundred Seventy-Fifth Supplemental Indenture dated as of August 20, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(147)
4.374	Three Hundred Seventy-Sixth Supplemental Indenture dated as of August 20, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(147)
4.375	Three Hundred Seventy-Ninth Supplemental Indenture dated as of August 27, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(148)
4.376	Three Hundred Eightieth Supplemental Indenture dated as of August 27, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(148)
4.377	Three Hundred Eighty-One Supplemental Indenture dated as of September 11, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(153)
4.378	Three Hundred Eighty-Second Supplemental Indenture dated as of September 11, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(153)
4.379	Three Hundred Eighty-Third Supplemental Indenture dated as of September 17, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(154)
4.380	Three Hundred Eighty-Fourth Supplemental Indenture dated as of September 17, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(154)
4.381	Three Hundred Eighty-Fifth Supplemental Indenture dated as of September 24, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(155)
4.382	Three Hundred Eighty-Sixth Supplemental Indenture dated as of September 24, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(155)
4.383	Three Hundred Eighty-Seventh Supplemental Indenture dated as of October 1, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(156)
4.384	Three Hundred Eighty-Eighth Supplemental Indenture dated as of October 1, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(156)
4.385	Three Hundred Eighty-Ninth Supplemental Indenture dated as of October 8, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(157)
4.386	Three Hundred Ninetieth Supplemental Indenture dated as of October 8, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(157)
4.387	Three Hundred Ninety-First Supplemental Indenture dated as of October 16, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(159)
4.388	Three Hundred Ninety-Second Supplemental Indenture dated as of October 16, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(159)
4.389	Three Hundred Ninety-Third Supplemental Indenture dated as of October 22, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(160)
4.390	Three Hundred Ninety-Fourth Supplemental Indenture dated as of October 22, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(160)
4.391	Three Hundred Ninety-Fifth Supplemental Indenture dated as of October 29, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(161)
4.392	Three Hundred Ninety-Sixth Supplemental Indenture dated as of October 29, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(161)

4.393	Three Hundred Ninety-Seventh Supplemental Indenture dated as of November 4, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(163)
4.394	Three Hundred Ninety-Eighth Supplemental Indenture dated as of November 4, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(163)
4.395	Three Hundred Ninety-Ninth Supplemental Indenture dated as of November 19, 2015, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2020(164)
4.396	Four Hundredth Supplemental Indenture dated as of November 19, 2015, to the U.S. Bank Indenture and Form of 5.625% Prospect Capital InterNote® due 2022(164)
4.397	Four Hundred First Supplemental Indenture dated as of November 19, 2015, to the U.S. Bank Indenture and Form of 5.875% Prospect Capital InterNote® due 2025(164)
4.398	Four Hundred Second Supplemental Indenture dated as of November 27, 2015, to the U.S. Bank Indenture and Form of 5.125% Prospect Capital InterNote® due 2020(165)
4.399	Four Hundred Third Supplemental Indenture dated as of November 27, 2015, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2022(165)
4.400	Four Hundred Fourth Supplemental Indenture dated as of November 27, 2015, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(165)
4.401	Four Hundred Fifth Supplemental Indenture dated as of December 3, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2020(166)
4.402	Four Hundred Sixth Supplemental Indenture dated as of December 3, 2015, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2022(166)
4.403	Four Hundred Seventh Supplemental Indenture dated as of December 3, 2015, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(166)
4.404	Supplemental Indenture dated as of December 10, 2015, to the U.S. Bank Indenture and Form of 6.250% Note due 2024(167)
4.405	Four Hundred Eighth Supplemental Indenture dated as of December 17, 2015, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2020(168)
4.406	Four Hundred Ninth Supplemental Indenture dated as of December 24, 2015, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2020(169)
4.407	Four Hundred Tenth Supplemental Indenture dated as of December 31, 2015, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2020(170)
4.408	Four Hundred Eleventh Supplemental Indenture dated as of January 7, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(171)
4.409	Four Hundred Twelfth Supplemental Indenture dated as of January 14, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(172)
4.410	Four Hundred Thirteenth Supplemental Indenture dated as of January 22, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(173)
4.411	Four Hundred Fourteenth Supplemental Indenture dated as of March 3, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(175)
4.412	Four Hundred Fifteenth Supplemental Indenture dated as of March 10, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(176)
4.413	Four Hundred Sixteenth Supplemental Indenture dated as of March 17, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(177)
4.414	Four Hundred Seventeenth Supplemental Indenture dated as of March 24, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(178)
4.415	Four Hundred Eighteenth Supplemental Indenture dated as of March 31, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(179)
4.416	Four Hundred Nineteenth Supplemental Indenture dated as of April 7, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(180)
4.417	Four Hundred Twentieth Supplemental Indenture dated as of April 14, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(181)
4.418	Four Hundred Twenty-First Supplemental Indenture dated as of April 21, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(182)
4.419	Four Hundred Twenty-Second Supplemental Indenture dated as of April 28, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(183)
4.420	Four Hundred Twenty-Third Supplemental Indenture dated as of May 5, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(184)
4.421	Four Hundred Twenty-Fourth Supplemental Indenture dated as of May 12, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(185)

4.422	Four Hundred Twenty-Fifth Supplemental Indenture dated as of May 26, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(186)
4.423	Four Hundred Twenty-Sixth Supplemental Indenture dated as of June 3, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(187)
4.424	Four Hundred Twenty-Seventh Supplemental Indenture dated as of June 9, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(188)
4.425	Four Hundred Twenty-Eighth Supplemental Indenture dated as of June 16, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(189)
4.426	Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture, and Form of 6.250% Note due 2024(190)
4.427	Four Hundred Twenty-Ninth Supplemental Indenture dated as of June 23, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(190)
4.428	Form of 6.250% Notes due 2024, Note 1, of an aggregate principal amount of $650,775.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(191)
4.429	Form of 6.250% Notes due 2024, Note 2, of an aggregate principal amount of $538,575.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(191)
4.430	Form of 6.250% Notes due 2024, Note 3, of an aggregate principal amount of $191,075.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(191)
4.431	Four Hundred Thirtieth Supplemental Indenture dated as of June 30, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(191)
4.432	Form of 6.250% Notes due 2024, Note 4, of an aggregate principal amount of $563,000.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.433	Form of 6.250% Notes due 2024, Note 5, of an aggregate principal amount of $323,825.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.434	Form of 6.250% Notes due 2024, Note 6, of an aggregate principal amount of $730,600.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.435	Form of 6.250% Notes due 2024, Note 7, of an aggregate principal amount of $265,125.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.436	Form of 6.250% Notes due 2024, Note 8, of an aggregate principal amount of $722,100.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.437	Four Hundred Thirty-First Supplemental Indenture dated as of July 8, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(192)
4.438	Form of 6.250% Notes due 2024, Note 9, of an aggregate principal amount of $599,050.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(193)
4.439	Form of 6.250% Notes due 2024, Note 10, of an aggregate principal amount of $807,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(193)
4.440	Form of 6.250% Notes due 2024, Note 11, of an aggregate principal amount of $799,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(193)
4.441	Form of 6.250% Notes due 2024, Note 12, of an aggregate principal amount of $501,625.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(193)
4.442	Four Hundred Thirty-Second Supplemental Indenture dated as of July 14, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(193)
4.443	Form of 6.250% Notes due 2024, Note 13, of an aggregate principal amount of $592,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.444	Form of 6.250% Notes due 2024, Note 14, of an aggregate principal amount of $581,250.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.445	Form of 6.250% Notes due 2024, Note 15, of an aggregate principal amount of $463,750.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.446	Form of 6.250% Notes due 2024, Note 16, of an aggregate principal amount of $836,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.447	Form of 6.250% Notes due 2024, Note 17, of an aggregate principal amount of $536,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.448	Four Hundred Thirty-Third Supplemental Indenture dated as of July 21, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(194)
4.449	Form of 6.250% Notes due 2024, Note 18, of an aggregate principal amount of $1,746,400.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.450	Form of 6.250% Notes due 2024, Note 19, of an aggregate principal amount of $826,325.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)

4.451	Form of 6.250% Notes due 2024, Note 20, of an aggregate principal amount of $838,525.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.452	Form of 6.250% Notes due 2024, Note 21, of an aggregate principal amount of $1,027,325.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.453	Form of 6.250% Notes due 2024, Note 22, of an aggregate principal amount of $1,329,050.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.454	Four Hundred Thirty-Fourth Supplemental Indenture dated as of July 28, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(195)
4.455	Form of 6.250% Notes due 2024, Note 23, of an aggregate principal amount of $1,232,075.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.456	Form of 6.250% Notes due 2024, Note 24, of an aggregate principal amount of $1,273,150.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.457	Form of 6.250% Notes due 2024, Note 25, of an aggregate principal amount of $1,825,850.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.458	Form of 6.250% Notes due 2024, Note 26, of an aggregate principal amount of $902,650.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.459	Form of 6.250% Notes due 2024, Note 27, of an aggregate principal amount of $866,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.460	Four Hundred Thirty-Fifth Supplemental Indenture dated as of August 4, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(196)
4.461	Form of 6.250% Notes due 2024, Note 28, of an aggregate principal amount of $1,284,800.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.462	Form of 6.250% Notes due 2024, Note 29, of an aggregate principal amount of $1,423,275.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.463	Form of 6.250% Notes due 2024, Note 30, of an aggregate principal amount of $1,424,750.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.464	Form of 6.250% Notes due 2024, Note 31, of an aggregate principal amount of $1,525,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.465	Form of 6.250% Notes due 2024, Note 32, of an aggregate principal amount of $1,335,200.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.466	Four Hundred Thirty-Sixth Supplemental Indenture dated as of August 11, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(197)
4.467	Form of 6.250% Notes due 2024, Note 33, of an aggregate principal amount of $746,950.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.468	Form of 6.250% Notes due 2024, Note 34, of an aggregate principal amount of $1,254,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.469	Form of 6.250% Notes due 2024, Note 35, of an aggregate principal amount of $790,900.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.470	Form of 6.250% Notes due 2024, Note 36, of an aggregate principal amount of $1,477,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.471	Form of 6.250% Notes due 2024, Note 37, of an aggregate principal amount of $2,147,375.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.472	Four Hundred Thirty-Seventh Supplemental Indenture dated as of August 18, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(198)
4.473	Form of 6.250% Notes due 2024, Note 38, of an aggregate principal amount of $1,502,000.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(199)
4.474	Form of 6.250% Notes due 2024, Note 39, of an aggregate principal amount of $1,098,150.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(199)
4.475	Form of 6.250% Notes due 2024, Note 40, of an aggregate principal amount of $719,375.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(199)
4.476	Form of 6.250% Notes due 2024, Note 41, of an aggregate principal amount of $979,025.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(199)
4.477	Four Hundred Thirty-Eighth Supplemental Indenture dated as of August 25, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(199)
4.478	Four Hundred Thirty-Ninth Supplemental Indenture dated as of September 15, 2016, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(201)
4.479	Four Hundred Fortieth Supplemental Indenture dated as of September 22, 2016, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(202)

4.480	Four Hundred Forty-First Supplemental Indenture dated as of September 29, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(203)
4.481	Four Hundred Forty-Second Supplemental Indenture dated as of October 6, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(204)
4.482	Four Hundred Forty-Third Supplemental Indenture dated as of October 14, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(205)
4.483	Four Hundred Forty-Fourth Supplemental Indenture dated as of October 20, 2016, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2021(206)
4.484	Four Hundred Forty-Fifth Supplemental Indenture dated as of October 27, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(207)
4.485	Four Hundred Forty-Sixth Supplemental Indenture dated as of November 3, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(208)
4.486	Four Hundred Forty-Seventh Supplemental Indenture dated as of November 25, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(209)
4.487	Four Hundred Forty-Eighth Supplemental Indenture dated as of December 1, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(210)
4.488	Four Hundred Forty-Ninth Supplemental Indenture dated as of December 8, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(211)
4.489	Four Hundred Fiftieth Supplemental Indenture dated as of December 15, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(212)
4.490	Four Hundred Fifty-First Supplemental Indenture dated as of December 22, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(213)
4.491	Four Hundred Fifty-Second Supplemental Indenture dated as of December 30, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(214)
4.492	Four Hundred Fifty-Third Supplemental Indenture dated as of January 6, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(215)
4.493	Four Hundred Fifty-Fourth Supplemental Indenture dated as of January 12, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(216)
4.494	Four Hundred Fifty-Fifth Supplemental Indenture dated as of January 20, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(217)
4.495	Four Hundred Fifty-Sixth Supplemental Indenture dated as of January 26, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(218)
4.496	Four Hundred Fifty-Seventh Supplemental Indenture dated as of February 2, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(219)
4.497	Four Hundred Fifty-Eighth Supplemental Indenture dated as of February 9, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(220)
4.498	Four Hundred Fifty-Ninth Supplemental Indenture dated as of February 24, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(221)
4.499	Four Hundred Sixtieth Supplemental Indenture dated as of March 2, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(222)
4.500	Four Hundred Sixty-First Supplemental Indenture dated as of March 9, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(223)
4.501	Four Hundred Sixty-Second Supplemental Indenture dated as of March 16, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(224)
4.502	Four Hundred Sixty-Third Supplemental Indenture dated as of March 23, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(225)
4.503	Four Hundred Sixty-Fourth Supplemental Indenture dated as of March 30, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(226)
4.504	Four Hundred Sixty-Fifth Supplemental Indenture dated as of April 6, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(227)
4.505	Supplemental Indenture dated as of April 11, 2017, to the U.S. Bank Indenture, and Form of 4.950% Convertible Note due 2022(228)
4.506	Four Hundred Sixty-Sixth Supplemental Indenture dated as of April 20, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(230)
4.507	Four Hundred Sixty-Seventh Supplemental Indenture dated as of April 27, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(231)
4.508	Four Hundred Sixty-Eighth Supplemental Indenture dated as of May 4, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(232)

4.509	Four Hundred Sixty-Ninth Supplemental Indenture dated as of May 11, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(233)
4.510	Four Hundred Seventieth Supplemental Indenture dated as of May 25, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(234)
4.511	Four Hundred Seventy-First Supplemental Indenture dated as of June 2, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(235)
4.512	Four Hundred Seventy-Second Supplemental Indenture dated as of June 8, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(236)
4.513	Four Hundred Seventy-Third Supplemental Indenture dated as of June 15, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(237)
4.514	Four Hundred Seventy-Fourth Supplemental Indenture dated as of June 22, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(238)
4.515	Four Hundred Seventy-Fifth Supplemental Indenture dated as of June 29, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(239)
4.516	Four Hundred Seventy-Sixth Supplemental Indenture dated as of July 7, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(240)
4.517	Four Hundred Seventy-Seventh Supplemental Indenture dated as of July 7, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2024(240)
4.518	Four Hundred Seventy-Eighth Supplemental Indenture dated as of July 13, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(241)
4.519	Four Hundred Seventy-Ninth Supplemental Indenture dated as of July 13, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2024(241)
4.520	Four Hundred Eightieth Supplemental Indenture dated as of July 20, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(242)
4.521	Four Hundred Eighty-First Supplemental Indenture dated as of July 20, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2024(242)
4.522	Four Hundred Eighty-Second Supplemental Indenture dated as of July 27, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(243)
4.523	Four Hundred Eighty-Third Supplemental Indenture dated as of July 27, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2024(243)
4.524	Four Hundred Eighty-Fourth Supplemental Indenture dated as of August 3, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(244)
4.525	Four Hundred Eighty-Fifth Supplemental Indenture dated as of August 3, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2025(244)
4.526	Four Hundred Eighty-Sixth Supplemental Indenture dated as of August 10, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(245)
4.527	Four Hundred Eighty-Seventh Supplemental Indenture dated as of August 10, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2025(245)
4.528	Four Hundred Eighty-Eighth Supplemental Indenture dated as of August 17, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(246)
4.529	Four Hundred Eighty-Ninth Supplemental Indenture dated as of August 17, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2025(246)
4.530	Four Hundred Ninetieth Supplemental Indenture dated as of August 24, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2022(247)
4.531	Four Hundred Ninety-First Supplemental Indenture dated as of August 24, 2017, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(247)
4.532	Four Hundred Ninety-Second Supplemental Indenture dated as of August 31, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2022(249)
4.533	Four Hundred Ninety-Third Supplemental Indenture dated as of August 31, 2017, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(249)
4.534	Four Hundred Ninety-Fourth Supplemental Indenture dated as of September 14, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(250)
4.535	Four Hundred Ninety-Fifth Supplemental Indenture dated as of September 14, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(250)
4.536	Four Hundred Ninety-Sixth Supplemental Indenture dated as of September 21, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(251)
4.537	Four Hundred Ninety-Seventh Supplemental Indenture dated as of September 21, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(251)

4.538	Four Hundred Ninety-Eighth Supplemental Indenture dated as of September 28, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(252)
4.539	Four Hundred Ninety-Ninth Supplemental Indenture dated as of September 28, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(252)
4.540	Five Hundredth Supplemental Indenture dated as of October 5, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(253)
4.541	Five Hundred First Supplemental Indenture dated as of October 5, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(253)
4.542	Five Hundred Second Supplemental Indenture dated as of October 13, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(254)
4.543	Five Hundred Third Supplemental Indenture dated as of October 13, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(254)
4.544	Five Hundred Fourth Supplemental Indenture dated as of October 19, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(255)
4.545	Five Hundred Fifth Supplemental Indenture dated as of October 19, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(255)
4.546	Five Hundred Sixth Supplemental Indenture dated as of October 26, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(256)
4.547	Five Hundred Seventh Supplemental Indenture dated as of October 26, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(256)
4.548	Five Hundred Eighth Supplemental Indenture dated as of November 2, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(257)
4.549	Five Hundred Ninth Supplemental Indenture dated as of November 2, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(257)
4.550	Five Hundred Tenth Supplemental Indenture dated as of November 24, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(258)
4.551	Five Hundred Eleventh Supplemental Indenture dated as of November 24, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(258)
4.552	Five Hundred Twelfth Supplemental Indenture dated as of November 30, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(259)
4.553	Five Hundred Thirteenth Supplemental Indenture dated as of November 30, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(259)
4.554	Five Hundred Fourteenth Supplemental Indenture dated as of December 7, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(260)
4.555	Five Hundred Fifteenth Supplemental Indenture dated as of December 7, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(260)
4.556	Five Hundred Sixteenth Supplemental Indenture dated as of December 14, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(261)
4.557	Five Hundred Seventeenth Supplemental Indenture dated as of December 14, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(261)
4.558	Five Hundred Eighteenth Supplemental Indenture dated as of December 21, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(262)
4.559	Five Hundred Nineteenth Supplemental Indenture dated as of December 21, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(262)
4.560	Five Hundred Twentieth Supplemental Indenture dated as of December 29, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(263)
4.561	Five Hundred Twenty-First Supplemental Indenture dated as of December 29, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(263)
4.562	Five Hundred Twenty-Second Supplemental Indenture dated as of January 5, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(264)
4.563	Five Hundred Twenty-Third Supplemental Indenture dated as of January 5, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(264)
4.564	Five Hundred Twenty-Fourth Supplemental Indenture dated as of January 11, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(265)
4.565	Five Hundred Twenty-Fifth Supplemental Indenture dated as of January 11, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(265)
4.566	Five Hundred Twenty-Sixth Supplemental Indenture dated as of January 19, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(266)

4.567	Five Hundred Twenty-Seventh Supplemental Indenture dated as of January 19, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(266)
4.568	Five Hundred Twenty-Eighth Supplemental Indenture dated as of January 25, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(267)
4.569	Five Hundred Twenty-Ninth Supplemental Indenture dated as of January 25, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(267)
4.570	Five Hundred Thirtieth Supplemental Indenture dated as of February 1, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(268)
4.571	Five Hundred Thirty-First Supplemental Indenture dated as of February 1, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(268)
4.572	Five Hundred Thirty-Second Supplemental Indenture dated as of February 8, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(269)
4.573	Five Hundred Thirty-Third Supplemental Indenture dated as of February 8, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(269)
4.574	Five Hundred Thirty-Fourth Supplemental Indenture dated as of February 23, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(270)
4.575	Five Hundred Thirty-Fifth Supplemental Indenture dated as of February 23, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(270)
4.576	Five Hundred Thirty-Sixth Supplemental Indenture dated as of March 1, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(271)
4.577	Five Hundred Thirty-Seventh Supplemental Indenture dated as of March 1, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(271)
4.578	Five Hundred Thirty-Eighth Supplemental Indenture dated as of March 8, 2018, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2023(272)
4.579	Five Hundred Thirty-Ninth Supplemental Indenture dated as of March 8, 2018, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2026(272)
4.580	Five Hundred Fortieth Supplemental Indenture dated as of March 15, 2018, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2023(273)
4.581	Five Hundred Forty-First Supplemental Indenture dated as of March 15, 2018, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2026(273)
4.582	Five Hundred Forty-Second Supplemental Indenture dated as of March 22, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2023(274)
4.583	Five Hundred Forty-Third Supplemental Indenture dated as of March 22, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(274)
4.584	Five Hundred Forty-Fourth Supplemental Indenture dated as of March 29, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2023(275)
4.585	Five Hundred Forty-Fifth Supplemental Indenture dated as of March 29, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(275)
4.586	Five Hundred Forty-Sixth Supplemental Indenture dated as of April 5, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2023(276)
4.587	Five Hundred Forty-Seventh Supplemental Indenture dated as of April 5, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(276)
4.588	Five Hundred Forty-Eighth Supplemental Indenture dated as of April 12, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2023(277)
4.589	Five Hundred Forty-Ninth Supplemental Indenture dated as of April 12, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(277)
4.590	Five Hundred Fiftieth Supplemental Indenture dated as of April 19, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2023(278)
4.591	Five Hundred Fifty-First Supplemental Indenture dated as of April 19, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(278)
4.592	Five Hundred Fifty-Second Supplemental Indenture dated as of April 26, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2023(279)
4.593	Five Hundred Fifty-Third Supplemental Indenture dated as of April 26, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(279)
4.594	Five Hundred Fifty-Fourth Supplemental Indenture dated as of May 3, 2018, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2023(280)
4.595	Five Hundred Fifty-Fifth Supplemental Indenture dated as of May 3, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2026(280)

4.596	Five Hundred Fifty-Sixth Supplemental Indenture dated as of May 10, 2018, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2023(281)
4.597	Five Hundred Fifty-Seventh Supplemental Indenture dated as of May 10, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2025(281)
4.598	Form of Global Note of 4.95% Convertible Notes due 2022(282)
4.599	Five Hundred Fifty-Eighth Supplemental Indenture dated as of May 24, 2018, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2023(284)
4.600	Five Hundred Fifty-Ninth Supplemental Indenture dated as of May 24, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2025(284)
4.601	Five Hundred Sixtieth Supplemental Indenture dated as of June 1, 2018, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2023(285)
4.602	Five Hundred Sixty-First Supplemental Indenture dated as of June 1, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2025(285)
4.603	Supplemental Indenture dated as of June 7, 2018, to the U.S. Bank Indenture, and Form of 6.250% Note due 2028(286)
4.604	Form of Global Note of 5.875% Senior Notes due 2023(287)
4.605	Five Hundred Sixty-Second Supplemental Indenture dated as of June 21, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(288)
4.606	Five Hundred Sixty-Third Supplemental Indenture dated as of June 21, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2025(288)
4.607	Five Hundred Sixty-Fourth Supplemental Indenture dated as of June 28, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(289)
4.608	Five Hundred Sixty-Fifth Supplemental Indenture dated as of June 28, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2025(289)
4.609	Supplemental Indenture dated as of July 2, 2018, to the U.S. Bank Indenture, and Form of 6.250% Note due 2024(290)
4.610	Supplemental Indenture dated as of July 2, 2018, to the U.S. Bank Indenture, and Form of 6.250% Note due 2028(290)
4.611	Five Hundred Sixty-Sixth Supplemental Indenture dated as of July 6, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(291)
4.612	Five Hundred Sixty-Seventh Supplemental Indenture dated as of July 6, 2018, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(291)
4.613	Five Hundred Sixty-Eighth Supplemental Indenture dated as of July 12, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(292)
4.614	Five Hundred Sixty-Ninth Supplemental Indenture dated as of July 12, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(292)
4.615	Five Hundred Seventieth Supplemental Indenture dated as of July 12, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(292)
4.616	Five Hundred Seventy-First Supplemental Indenture dated as of July 19, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(293)
4.617	Five Hundred Seventy-Second Supplemental Indenture dated as of July 19, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(293)
4.618	Five Hundred Seventy-Third Supplemental Indenture dated as of July 19, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(293)
4.619	Five Hundred Seventy-Fourth Supplemental Indenture dated as of July 26, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(294)
4.620	Five Hundred Seventy-Fifth Supplemental Indenture dated as of July 26, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(294)
4.621	Five Hundred Seventy-Sixth Supplemental Indenture dated as of July 26, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(294)
4.622	Five Hundred Seventy-Seventh Supplemental Indenture dated as of August 2, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(295)
4.623	Five Hundred Seventy-Eighth Supplemental Indenture dated as of August 2, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(295)
4.624	Five Hundred Seventy-Ninth Supplemental Indenture dated as of August 2, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(295)
4.625	Five Hundred Eightieth Supplemental Indenture dated as of August 9, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(297)
4.626	Five Hundred Eighty-First Supplemental Indenture dated as of August 9, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(297)

4.627	Five Hundred Eighty-Second Supplemental Indenture dated as of August 9, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(297)
4.628	Five Hundred Eighty-Third Supplemental Indenture dated as of August 16, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(298)
4.629	Five Hundred Eighty-Fourth Supplemental Indenture dated as of August 16, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(298)
4.630	Five Hundred Eighty-Fifth Supplemental Indenture dated as of August 16, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(298)
4.631	Five Hundred Eighty-Sixth Supplemental Indenture dated as of August 23, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(299)
4.632	Five Hundred Eighty-Seventh Supplemental Indenture dated as of August 23, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(299)
4.633	Five Hundred Eighty-Eighth Supplemental Indenture dated as of August 23, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(299)
4.634	Five Hundred Eighty-Ninth Supplemental Indenture dated as of August 30, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(300)
4.635	Five Hundred Ninetieth Supplemental Indenture dated as of August 30, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(300)
4.636	Five Hundred Ninety-First Supplemental Indenture dated as of August 30, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(300)
4.637	Five Hundred Ninety-Second Supplemental Indenture dated as of September 13, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(301)
4.638	Five Hundred Ninety-Third Supplemental Indenture dated as of September 13, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(301)
4.639	Five Hundred Ninety-Fourth Supplemental Indenture dated as of September 13, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(301)
4.640	Five Hundred Ninety-Fifth Supplemental Indenture dated as of September 20, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(302)
4.641	Five Hundred Ninety-Sixth Supplemental Indenture dated as of September 20, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(302)
4.642	Five Hundred Ninety-Seventh Supplemental Indenture dated as of September 20, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(302)
4.643	Five Hundred Ninety-Eighth Supplemental Indenture dated as of September 27, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(303)
4.644	Five Hundred Ninety-Ninth Supplemental Indenture dated as of September 27, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(303)
4.645	Six Hundredth Supplemental Indenture dated as of September 27, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(303)
4.646	Supplemental Indenture dated as of October 1, 2018, to the U.S. Bank Indenture(304)
4.647	Form of 6.375% Senior Note due 2024(304)
4.648	Six Hundred First Supplemental Indenture dated as of October 4, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2023(305)
4.649	Six Hundred Second Supplemental Indenture dated as of October 4, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(305)
4.650	Six Hundred Third Supplemental Indenture dated as of October 4, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(305)
4.651	Six Hundred Fourth Supplemental Indenture dated as of October 12, 2018, to the U.S. Bank Indenture, and Form of 5.625% Prospect Capital InterNote® due 2023(306)
4.652	Six Hundred Fifth Supplemental Indenture dated as of October 12, 2018, to the U.S. Bank Indenture, and Form of 5.875% Prospect Capital InterNote® due 2025(306)
4.653	Six Hundred Sixth Supplemental Indenture dated as of October 12, 2018, to the U.S. Bank Indenture, and Form of 6.125% Prospect Capital InterNote® due 2028(306)
4.654	Six Hundred Seventh Supplemental Indenture dated as of October 18, 2018, to the U.S. Bank Indenture, and Form of 5.625% Prospect Capital InterNote® due 2023(307)
4.655	Six Hundred Eighth Supplemental Indenture dated as of October 18, 2018, to the U.S. Bank Indenture, and Form of 5.875% Prospect Capital InterNote® due 2025(307)
4.656	Six Hundred Ninth Supplemental Indenture dated as of October 18, 2018, to the U.S. Bank Indenture, and Form of 6.125% Prospect Capital InterNote® due 2028(307)

4.657	Six Hundred Tenth Supplemental Indenture dated as of October 25, 2018, to the U.S. Bank Indenture, and Form of 5.625% Prospect Capital InterNote® due 2023(308)
4.658	Six Hundred Eleventh Supplemental Indenture dated as of October 25, 2018, to the U.S. Bank Indenture, and Form of 5.875% Prospect Capital InterNote® due 2025(308)
4.659	Six Hundred Twelfth Supplemental Indenture dated as of October 25, 2018, to the U.S. Bank Indenture, and Form of 6.125% Prospect Capital InterNote® due 2028(308)
4.660	Six Hundred Thirteenth Supplemental Indenture dated as of November 1, 2018, to the U.S. Bank Indenture, and Form of 5.625% Prospect Capital InterNote® due 2023(309)
4.661	Six Hundred Fourteenth Supplemental Indenture dated as of November 1, 2018, to the U.S. Bank Indenture, and Form of 5.875% Prospect Capital InterNote® due 2025(309)
4.662	Six Hundred Fifteenth Supplemental Indenture dated as of November 1, 2018, to the U.S. Bank Indenture, and Form of 6.125% Prospect Capital InterNote® due 2028(309)
4.663	Six Hundred Sixteenth Supplemental Indenture dated as of November 8, 2018, to the U.S. Bank Indenture, and Form of 5.625% Prospect Capital InterNote® due 2023(310)
4.664	Six Hundred Seventeenth Supplemental Indenture dated as of November 8, 2018, to the U.S. Bank Indenture, and Form of 5.875% Prospect Capital InterNote® due 2025(310)
4.665	Six Hundred Eighteenth Supplemental Indenture dated as of November 8, 2018, to the U.S. Bank Indenture, and Form of 6.125% Prospect Capital InterNote® due 2028(310)
4.666	Six Hundred Nineteenth Supplemental Indenture dated as of November 23, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2023(311)
4.667	Six Hundred Twentieth Supplemental Indenture dated as of November 23, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2025(311)
4.668	Six Hundred Twenty-First Supplemental Indenture dated as of November 23, 2018, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(311)
4.669	Six Hundred Twenty-Second Supplemental Indenture dated as of November 29, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2023(312)
4.670	Six Hundred Twenty-Third Supplemental Indenture dated as of November 29, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2025(312)
4.671	Six Hundred Twenty-Fourth Supplemental Indenture dated as of November 29, 2018, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(312)
4.672	Supplemental Indenture dated as of December 5, 2018, to the U.S. Bank Indenture, and Form of 6.875% Senior Note due 2029(313)
4.673	Six Hundred Twenty-Fifth Supplemental Indenture dated as of December 13, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2023(314)
4.674	Six Hundred Twenty-Sixth Supplemental Indenture dated as of December 13, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2025(314)
4.675	Six Hundred Twenty-Seventh Supplemental Indenture dated as of December 20, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2023(315)
4.676	Six Hundred Twenty-Eighth Supplemental Indenture dated as of December 20, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2025(315)
4.677	Six Hundred Twenty-Ninth Supplemental Indenture dated as of December 28, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2023(316)
4.678	Six Hundred Thirtieth Supplemental Indenture dated as of December 28, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2025(316)
4.679	Six Hundred Thirty-First Supplemental Indenture dated as of January 4, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(317)
4.680	Six Hundred Thirty-Second Supplemental Indenture dated as of January 4, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(317)
4.681	Six Hundred Thirty-Third Supplemental Indenture dated as of January 10, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(318)
4.682	Six Hundred Thirty-Fourth Supplemental Indenture dated as of January 10, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(318)
4.683	Six Hundred Thirty-Fifth Supplemental Indenture dated as of January 17, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(319)
4.684	Six Hundred Thirty-Sixth Supplemental Indenture dated as of January 17, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(319)
4.685	Six Hundred Thirty-Seventh Supplemental Indenture dated as of January 25, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(320)

4.686	Six Hundred Thirty-Eighth Supplemental Indenture dated as of January 25, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(320)
4.687	Six Hundred Thirty-Ninth Supplemental Indenture dated as of January 25, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(320)
4.688	Six Hundred Fortieth Supplemental Indenture dated as of January 31, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(321)
4.689	Six Hundred Forty-First Supplemental Indenture dated as of January 31, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(321)
4.690	Six Hundred Forty-Second Supplemental Indenture dated as of January 31, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(321)
4.691	Six Hundred Forty-Third Supplemental Indenture dated as of February 7, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(322)
4.692	Six Hundred Forty-Fourth Supplemental Indenture dated as of February 7, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(322)
4.693	Six Hundred Forty-Fifth Supplemental Indenture dated as of February 7, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(322)
4.694	Supplemental Indenture dated as of February 7, 2019, to the U.S. Bank Indenture and Form of 6.875% Note due 2029(323)
4.695	Six Hundred Forty-Sixth Supplemental Indenture dated as of February 22, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(324)
4.696	Six Hundred Forty-Seventh Supplemental Indenture dated as of February 22, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(324)
4.697	Six Hundred Forty-Eighth Supplemental Indenture dated as of February 22, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(324)
4.698	Six Hundred Forty-Ninth Supplemental Indenture dated as of February 28, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(325)
4.699	Six Hundred Fiftieth Supplemental Indenture dated as of February 28, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(325)
4.700	Six Hundred Fifty-First Supplemental Indenture dated as of February 28, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(325)
4.701	Supplemental Indenture dated as of March 1, 2019, to the U.S. Bank Indenture, and Form of 6.375% Convertible Note due 2025(326)
4.702	Six Hundred Fifty-Second Supplemental Indenture dated as of March 7, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(327)
4.703	Six Hundred Fifty-Third Supplemental Indenture dated as of March 7, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(327)
4.704	Six Hundred Fifty-Fourth Supplemental Indenture dated as of March 7, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(327)
4.705	Six Hundred Fifty-Fifth Supplemental Indenture dated as of March 14, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(328)
4.706	Six Hundred Fifty-Sixth Supplemental Indenture dated as of March 14, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(328)
4.707	Six Hundred Fifty-Seventh Supplemental Indenture dated as of March 14, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(328)
4.708	Six Hundred Fifty-Eighth Supplemental Indenture dated as of March 21, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(329)
4.709	Six Hundred Fifty-Ninth Supplemental Indenture dated as of March 21, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(329)
4.710	Six Hundred Sixtieth Supplemental Indenture dated as of March 21, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(329)
4.711	Six Hundred Sixty-First Supplemental Indenture dated as of March 28, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(330)
4.712	Six Hundred Sixty-Second Supplemental Indenture dated as of March 28, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(330)
4.713	Six Hundred Sixty-Third Supplemental Indenture dated as of March 28, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(330)
4.714	Six Hundred Sixty-Fourth Supplemental Indenture dated as of April 4, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(331)

4.715	Six Hundred Sixty-Fifth Supplemental Indenture dated as of April 4, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(331)
4.716	Six Hundred Sixty-Sixth Supplemental Indenture dated as of April 4, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(331)
4.717	Six Hundred Sixty-Seventh Supplemental Indenture dated as of April 11, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(332)
4.718	Six Hundred Sixty-Eighth Supplemental Indenture dated as of April 11, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(332)
4.719	Six Hundred Sixty-Ninth Supplemental Indenture dated as of April 11, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(332)
4.720	Six Hundred Seventieth Supplemental Indenture dated as of April 18, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(333)
4.721	Six Hundred Seventy-First Supplemental Indenture dated as of April 18, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(333)
4.722	Six Hundred Seventy-Second Supplemental Indenture dated as of April 18, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(333)
4.723	Six Hundred Seventy-Third Supplemental Indenture dated as of April 25, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2024(334)
4.724	Six Hundred Seventy-Fourth Supplemental Indenture dated as of April 25, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(334)
4.725	Six Hundred Seventy-Fifth Supplemental Indenture dated as of April 25, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(334)
4.726	Six Hundred Seventy-Sixth Supplemental Indenture dated as of May 2, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2024(335)
4.727	Six Hundred Seventy-Seventh Supplemental Indenture dated as of May 2, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(335)
4.728	Six Hundred Seventy-Eighth Supplemental Indenture dated as of May 2, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(335)
4.729	Six Hundred Seventy-Ninth Supplemental Indenture dated as of May 9, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2024(336)
4.730	Six Hundred Eightieth Supplemental Indenture dated as of May 9, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(336)
4.731	Six Hundred Eighty-First Supplemental Indenture dated as of May 9, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(336)
4.732	Six Hundred Eighty-Second Supplemental Indenture dated as of May 23, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2024(338)
4.733	Six Hundred Eighty-Third Supplemental Indenture dated as of May 23, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(338)
4.734	Six Hundred Eighty-Fourth Supplemental Indenture dated as of May 23, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(338)
4.735	Six Hundred Eighty-Fifth Supplemental Indenture dated as of May 31, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2024(339)
4.736	Six Hundred Eighty-Sixth Supplemental Indenture dated as of May 31, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(339)
4.737	Six Hundred Eighty-Seventh Supplemental Indenture dated as of May 31, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(339)
4.738	Six Hundred Eighty-Eighth Supplemental Indenture dated as of June 6, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2024(340)
4.739	Six Hundred Eighty-Ninth Supplemental Indenture dated as of June 6, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2026(340)
4.740	Six Hundred Ninetieth Supplemental Indenture dated as of June 6, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2029(340)
4.741	Six Hundred Ninety-First Supplemental Indenture dated as of June 13, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2024(341)
4.742	Six Hundred Ninety-Second Supplemental Indenture dated as of June 13, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2026(341)
4.743	Six Hundred Ninety-Third Supplemental Indenture dated as of June 13, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2029(341)

4.744	Six Hundred Ninety-Fourth Supplemental Indenture dated as of June 20, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2024(342)
4.745	Six Hundred Ninety-Fifth Supplemental Indenture dated as of June 20, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2026(342)
4.746	Six Hundred Ninety-Sixth Supplemental Indenture dated as of June 20, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2029(342)
4.747	Six Hundred Ninety-Seventh Supplemental Indenture dated as of June 27, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2024(343)
4.748	Six Hundred Ninety-Eighth Supplemental Indenture dated as of June 27, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2026(343)
4.749	Six Hundred Ninety-Ninth Supplemental Indenture dated as of June 27, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2029(343)
4.750	Seven Hundredth Supplemental Indenture dated as of July 5, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2024(344)
4.751	Seven Hundred First Supplemental Indenture dated as of July 5, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2026(344)
4.752	Seven Hundred Second Supplemental Indenture dated as of July 5, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2029(344)
4.753	Seven Hundred Third Supplemental Indenture dated as of July 5, 2019, to the U.S. Bank Indenture, and Form of 5.000% to 7.500% Prospect Capital InterNote® due 2029(344)
4.754	Seven Hundred Fourth Supplemental Indenture dated as of July 11, 2019, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2024(345)
4.755	Seven Hundred Fifth Supplemental Indenture dated as of July 11, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(345)
4.756	Seven Hundred Sixth Supplemental Indenture dated as of July 11, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2029(345)
4.757	Seven Hundred Seventh Supplemental Indenture dated as of July 11, 2019, to the U.S. Bank Indenture, and Form of 4.750% to 7.250% Prospect Capital InterNote® due 2029(345)
4.758	Seven Hundred Eighth Supplemental Indenture dated as of July 18, 2019, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2024(346)
4.759	Seven Hundred Ninth Supplemental Indenture dated as of July 18, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(346)
4.760	Seven Hundred Tenth Supplemental Indenture dated as of July 18, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2029(346)
4.761	Seven Hundred Eleventh Supplemental Indenture dated as of July 18, 2019, to the U.S. Bank Indenture, and Form of 4.750% to 7.250% Prospect Capital InterNote® due 2029(346)
4.762	Seven Hundred Twelfth Supplemental Indenture dated as of July 25, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2024(347)
4.763	Seven Hundred Thirteenth Supplemental Indenture dated as of July 25, 2019, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2026(347)
4.764	Seven Hundred Fourteenth Supplemental Indenture dated as of July 25, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2029(347)
4.765	Seven Hundred Fifteenth Supplemental Indenture dated as of July 25, 2019, to the U.S. Bank Indenture, and Form of 4.500% to 7.000% Prospect Capital InterNote® due 2029(347)
4.766	Seven Hundred Sixteenth Supplemental Indenture dated as of August 1, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2024(348)
4.767	Seven Hundred Seventeenth Supplemental Indenture dated as of August 1, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(348)
4.768	Seven Hundred Eighteenth Supplemental Indenture dated as of August 1, 2019, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2029(348)
4.769	Seven Hundred Nineteenth Supplemental Indenture dated as of August 1, 2019, to the U.S. Bank Indenture, and Form of 4.250% to 6.750% Prospect Capital InterNote® due 2029(348)
4.770	Seven Hundred Twentieth Supplemental Indenture dated as of August 8, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2024(349)
4.771	Seven Hundred Twenty-First Supplemental Indenture dated as of August 8, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(349)
4.772	Seven Hundred Twenty-Second Supplemental Indenture dated as of August 8, 2019, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2029(349)

4.773	Seven Hundred Twenty-Third Supplemental Indenture dated as of August 8, 2019, to the U.S. Bank Indenture, and Form of 4.250% to 6.750% Prospect Capital InterNote® due 2029(349)
4.774	Seven Hundred Twenty-Fourth Supplemental Indenture dated as of August 15, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2024(350)
4.775	Seven Hundred Twenty-Fifth Supplemental Indenture dated as of August 15, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2026(350)
4.776	Seven Hundred Twenty-Sixth Supplemental Indenture dated as of August 15, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2029(350)
4.777	Seven Hundred Twenty-Seventh Supplemental Indenture dated as of August 15, 2019, to the U.S. Bank Indenture, and Form of 4.000% to 6.500% Prospect Capital InterNote® due 2029(350)
4.778	Seven Hundred Twenty-Eighth Supplemental Indenture dated as of August 22, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(351)
4.779	Seven Hundred Twenty-Ninth Supplemental Indenture dated as of August 22, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(351)
4.780	Seven Hundred Thirtieth Supplemental Indenture dated as of August 22, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(351)
4.781	Seven Hundred Thirty-First Supplemental Indenture dated as of August 22, 2019, to the U.S. Bank Indenture, and Form of 3.750% to 6.250% Prospect Capital InterNote® due 2029(351)
4.782	Seven Hundred Thirty-Second Supplemental Indenture dated as of September 26, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(356)
4.783	Seven Hundred Thirty-Third Supplemental Indenture dated as of September 26, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(356)
4.784	Seven Hundred Thirty-Fourth Supplemental Indenture dated as of September 26, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(356)
4.785	Seven Hundred Thirty-Fifth Supplemental Indenture dated as of September 26, 2019, to the U.S. Bank Indenture, and Form of 3.750% to 6.250% Prospect Capital InterNote® due 2029(356)
4.786	Seven Hundred Thirty-Sixth Supplemental Indenture dated as of October 3, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(357)
4.787	Seven Hundred Thirty-Seventh Supplemental Indenture dated as of October 3, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(357)
4.788	Seven Hundred Thirty-Eighth Supplemental Indenture dated as of October 3, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(357)
4.789	Seven Hundred Thirty-Ninth Supplemental Indenture dated as of October 3, 2019, to the U.S. Bank Indenture, and Form of 3.750% to 6.250% Prospect Capital InterNote® due 2029(357)
4.790	Seven Hundred Fortieth Supplemental Indenture dated as of October 10, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(358)
4.791	Seven Hundred Forty-First Supplemental Indenture dated as of October 10, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(358)
4.792	Seven Hundred Forty-Second Supplemental Indenture dated as of October 10, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(358)
4.793	Seven Hundred Forty-Third Supplemental Indenture dated as of October 10, 2019, to the U.S. Bank Indenture, and Form of 3.750% to 6.250% Prospect Capital InterNote® due 2029(358)
4.794	Seven Hundred Forty-Fourth Supplemental Indenture dated as of October 18, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(359)
4.795	Seven Hundred Forty-Fifth Supplemental Indenture dated as of October 18, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(359)
4.796	Seven Hundred Forty-Sixth Supplemental Indenture dated as of October 18, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(359)
4.797	Seven Hundred Forty-Seventh Supplemental Indenture dated as of October 24, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(360)
4.798	Seven Hundred Forty-Eighth Supplemental Indenture dated as of October 24, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(360)
4.799	Seven Hundred Forty-Ninth Supplemental Indenture dated as of October 24, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(360)
4.800	Seven Hundred Fiftieth Supplemental Indenture dated as of October 31, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(361)
4.801	Seven Hundred Fifty-First Supplemental Indenture dated as of October 31, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(361)

4.802	Seven Hundred Fifty-Second Supplemental Indenture dated as of October 31, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(361)
4.803	Seven Hundred Fifty-Third Supplemental Indenture dated as of November 7, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2024(362)
4.804	Seven Hundred Fifty-Fourth Supplemental Indenture dated as of November 7, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2026(362)
4.805	Seven Hundred Fifty-Fifth Supplemental Indenture dated as of November 7, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2029(362)
4.806	Seven Hundred Fifty-Sixth Supplemental Indenture dated as of November 21, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2024(363)
4.807	Seven Hundred Fifty-Seventh Supplemental Indenture dated as of November 21, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2026(363)
4.808	Seven Hundred Fifty-Eighth Supplemental Indenture dated as of November 21, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2029(363)
4.809	Seven Hundred Fifty-Ninth Supplemental Indenture dated as of November 29, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2024(364)
4.810	Seven Hundred Sixtieth Supplemental Indenture dated as of November 29, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2026(364)
4.811	Seven Hundred Sixty-First Supplemental Indenture dated as of November 29, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2029(364)
4.812	Seven Hundred Sixty-Second Supplemental Indenture dated as of December 5, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2024(365)
4.813	Seven Hundred Sixty-Third Supplemental Indenture dated as of December 5, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2026(365)
4.814	Seven Hundred Sixty-Fourth Supplemental Indenture dated as of December 5, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2029(365)
4.815	Seven Hundred Sixty-Fifth Supplemental Indenture dated as of December 12, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2024(366)
4.816	Seven Hundred Sixty-Sixth Supplemental Indenture dated as of December 12, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2026(366)
4.817	Seven Hundred Sixty-Seventh Supplemental Indenture dated as of December 12, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2029(366)
4.818	Seven Hundred Sixty-Eighth Supplemental Indenture dated as of December 19, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(367)
4.819	Seven Hundred Sixty-Ninth Supplemental Indenture dated as of December 19, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(367)
4.820	Seven Hundred Seventieth Supplemental Indenture dated as of December 19, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(367)
4.821	Seven Hundred Seventy-First Supplemental Indenture dated as of December 27, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2024(368)
4.822	Seven Hundred Seventy-Second Supplemental Indenture dated as of December 27, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2026(386)
4.823	Seven Hundred Seventy-Third Supplemental Indenture dated as of December 27, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2029(368)
4.824	Seven Hundred Seventy-Fourth Supplemental Indenture dated as of January 3, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(369)
4.825	Seven Hundred Seventy-Fifth Supplemental Indenture dated as of January 3, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(369)
4.826	Seven Hundred Seventy-Sixth Supplemental Indenture dated as of January 3, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(369)
4.827	Seven Hundred Seventy-Seventh Supplemental Indenture dated as of January 9, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(370)
4.828	Seven Hundred Seventy-Eighth Supplemental Indenture dated as of January 9, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(370)
4.829	Seven Hundred Seventy-Ninth Supplemental Indenture dated as of January 9, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(370)
4.830	Seven Hundred Eightieth Supplemental Indenture dated as of January 16, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(371)

4.831	Seven Hundred Eighty-First Supplemental Indenture dated as of January 16, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(371)
4.832	Seven Hundred Eighty-Second Supplemental Indenture dated as of January 16, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(371)
4.833	Seven Hundred Eighty-Third Supplemental Indenture dated as of January 24, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(372)
4.834	Seven Hundred Eighty-Fourth Supplemental Indenture dated as of January 24, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(372)
4.835	Seven Hundred Eighty-Fifth Supplemental Indenture dated as of January 24, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(372)
4.836	Seven Hundred Eighty-Sixth Supplemental Indenture dated as of January 30, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(373)
4.837	Seven Hundred Eighty-Seventh Supplemental Indenture dated as of January 30, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(373)
4.838	Seven Hundred Eighty-Eighth Supplemental Indenture dated as of January 30, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(373)
4.839	Seven Hundred Eighty-Ninth Supplemental Indenture dated as of February 6, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(374)
4.840	Seven Hundred Ninetieth Supplemental Indenture dated as of February 6, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(374)
4.841	Seven Hundred Ninety-First Supplemental Indenture dated as of February 6, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(374)
4.842	Seven Hundred Ninety-Second Supplemental Indenture dated as of February 12, 2020, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2025(375)
4.843	Seven Hundred Ninety-Third Supplemental Indenture dated as of February 12, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2027(375)
4.844	Seven Hundred Ninety-Fourth Supplemental Indenture dated as of February 12, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2030(375)
4.845	Seven Hundred Ninety-Fifth Supplemental Indenture dated as of February 27, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(377)
4.846	Seven Hundred Ninety-Sixth Supplemental Indenture dated as of February 27, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(377)
4.847	Seven Hundred Ninety-Seventh Supplemental Indenture dated as of February 27, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(377)
4.848	Seven Hundred Ninety-Eighth Supplemental Indenture dated as of March 5, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(378)
4.849	Seven Hundred Ninety-Ninth Supplemental Indenture dated as of March 5, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(378)
4.850	Eight Hundredth Supplemental Indenture dated as of March 5, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(378)
4.851	Eight Hundred First Supplemental Indenture dated as of March 12, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(379)
4.852	Eight Hundred Second Supplemental Indenture dated as of March 12, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(379)
4.853	Eight Hundred Third Supplemental Indenture dated as of March 12, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(379)
4.854	Eight Hundred Fourth Supplemental Indenture dated as of March 19, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(380)
4.855	Eight Hundred Fifth Supplemental Indenture dated as of March 19, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(380)
4.856	Eight Hundred Sixth Supplemental Indenture dated as of March 19, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(380)
4.857	Eight Hundred Seventh Supplemental Indenture dated as of March 26, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(381)
4.858	Eight Hundred Eighth Supplemental Indenture dated as of March 26, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(381)
4.859	Eight Hundred Ninth Supplemental Indenture dated as of March 26, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(381)

4.860	Eight Hundred Tenth Supplemental Indenture dated as of April 23, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(383)
4.861	Eight Hundred Eleventh Supplemental Indenture dated as of April 23, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2027(383)
4.862	Eight Hundred Twelfth Supplemental Indenture dated as of April 23, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2030(383)
4.863	Eight Hundred Thirteenth Supplemental Indenture dated as of April 30, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(384)
4.864	Eight Hundred Fourteenth Supplemental Indenture dated as of April 30, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2027(384)
4.865	Eight Hundred Fifteenth Supplemental Indenture dated as of April 30, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2030(384)
4.866	Eight Hundred Sixteenth Supplemental Indenture dated as of May 7, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(385)
4.867	Eight Hundred Seventeenth Supplemental Indenture dated as of May 7, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2027(385)
4.868	Eight Hundred Eighteenth Supplemental Indenture dated as of May 7, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2030(385)
4.869	Eight Hundred Nineteenth Supplemental Indenture dated as of May 14, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(386)
4.870	Eight Hundred Twentieth Supplemental Indenture dated as of May 14, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2027(386)
4.871	Eight Hundred Twenty-First Supplemental Indenture dated as of May 14, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2030(386)
4.872	Eight Hundred Twenty-Second Supplemental Indenture dated as of May 29, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(387)
4.873	Eight Hundred Twenty-Third Supplemental Indenture dated as of May 29, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(387)
4.874	Eight Hundred Twenty-Fourth Supplemental Indenture dated as of May 29, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(387)
4.875	Eight Hundred Twenty-Fifth Supplemental Indenture dated as of June 4, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(388)
4.876	Eight Hundred Twenty-Sixth Supplemental Indenture dated as of June 4, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(388)
4.877	Eight Hundred Twenty-Seventh Supplemental Indenture dated as of June 4, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(388)
4.878	Eight Hundred Twenty-Eighth Supplemental Indenture dated as of June 11, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(389)
4.879	Eight Hundred Twenty-Ninth Supplemental Indenture dated as of June 11, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(389)
4.880	Eight Hundred Thirtieth Supplemental Indenture dated as of June 11, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(389)
4.881	Eight Hundred Thirty-First Supplemental Indenture dated as of June 18, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(390)
4.882	Eight Hundred Thirty-Second Supplemental Indenture dated as of June 18, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(390)
4.883	Eight Hundred Thirty-Third Supplemental Indenture dated as of June 18, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(390)
4.884	Eight Hundred Thirty-Fourth Supplemental Indenture dated as of June 25, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(391)
4.885	Eight Hundred Thirty-Fifth Supplemental Indenture dated as of June 25, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(391)
4.886	Eight Hundred Thirty-Sixth Supplemental Indenture dated as of June 25, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(391)
4.887	Eight Hundred Thirty-Seventh Supplemental Indenture dated as of July 2, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(392)
4.888	Eight Hundred Thirty-Eighth Supplemental Indenture dated as of July 2, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(392)

4.889	Eight Hundred Thirty-Ninth Supplemental Indenture dated as of July 2, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(392)
4.890	Eight Hundred Fortieth Supplemental Indenture dated as of July 9, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(393)
4.891	Eight Hundred Forty-First Supplemental Indenture dated as of July 9, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(393)
4.892	Eight Hundred Forty-Second Supplemental Indenture dated as of July 9, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(393)
4.893	Eight Hundred Forty-Third Supplemental Indenture dated as of July 16, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(394)
4.894	Eight Hundred Forty-Fourth Supplemental Indenture dated as of July 16, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(394)
4.895	Eight Hundred Forty-Fifth Supplemental Indenture dated as of July 16, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(394)
4.896	Eight Hundred Forty-Sixth Supplemental Indenture dated as of July 23, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(395)
4.897	Eight Hundred Forty-Seventh Supplemental Indenture dated as of July 23, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(395)
4.898	Eight Hundred Forty-Eighth Supplemental Indenture dated as of July 23, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(395)
4.899	Eight Hundred Forty-Ninth Supplemental Indenture dated as of July 30, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(396)
4.900	Eight Hundred Fiftieth Supplemental Indenture dated as of July 30, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(396)
4.901	Eight Hundred Fifty-First Supplemental Indenture dated as of July 30, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(396)
4.902	Eight Hundred Fifty-Second Supplemental Indenture dated as of August 6, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(397)
4.903	Eight Hundred Fifty-Third Supplemental Indenture dated as of August 6, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(397)
4.904	Eight Hundred Fifty-Fourth Supplemental Indenture dated as of August 6, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(397)
4.905	Eight Hundred Fifty-Fifth Supplemental Indenture dated as of August 13, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(398)
4.906	Eight Hundred Fifty-Sixth Supplemental Indenture dated as of August 13, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(398)
4.907	Eight Hundred Fifty-Seventh Supplemental Indenture dated as of August 13, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(398)
4.908	Eight Hundred Fifty-Eighth Supplemental Indenture dated as of August 20, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2025(399)
4.909	Eight Hundred Fifty-Ninth Supplemental Indenture dated as of August 20, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2027(399)
4.910	Eight Hundred Sixtieth Supplemental Indenture dated as of August 20, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2030(399)
4.911	Articles of Amendment(402)
4.912	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(402)
4.913	Form of Subscription Agreement(402)
4.914	Eight Hundred Sixty-First Supplemental Indenture dated as of August 27, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2025(403)
4.915	Eight Hundred Sixty-Second Supplemental Indenture dated as of August 27, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2027(403)
4.916	Eight Hundred Sixty-Third Supplemental Indenture dated as of August 27, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2030(403)
4.917	Eight Hundred Sixty-Fourth Supplemental Indenture dated as of September 11, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(404)
4.918	Eight Hundred Sixty-Fifth Supplemental Indenture dated as of September 11, 2020, to the U.S. Bank Indenture, and Form of 5.200% Prospect Capital InterNote® due 2027(404)

4.919	Eight Hundred Sixty-Sixth Supplemental Indenture dated as of September 11, 2020, to the U.S. Bank Indenture, and Form of 5.400% Prospect Capital InterNote® due 2030(404)
4.920	Eight Hundred Sixty-Seventh Supplemental Indenture dated as of September 17, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(405)
4.921	Eight Hundred Sixty-Eighth Supplemental Indenture dated as of September 17, 2020, to the U.S. Bank Indenture, and Form of 5.200% Prospect Capital InterNote® due 2027(405)
4.922	Eight Hundred Sixty-Ninth Supplemental Indenture dated as of September 17, 2020, to the U.S. Bank Indenture, and Form of 5.400% Prospect Capital InterNote® due 2030(405)
4.923	Eight Hundred Seventieth Supplemental Indenture dated as of September 24, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(406)
4.924	Eight Hundred Seventy-First Supplemental Indenture dated as of September 24, 2020, to the U.S. Bank Indenture, and Form of 5.200% Prospect Capital InterNote® due 2027(406)
4.925	Eight Hundred Seventy-Second Supplemental Indenture dated as of September 24, 2020, to the U.S. Bank Indenture, and Form of 5.400% Prospect Capital InterNote® due 2030(406)
4.926	Eight Hundred Seventy-Third Supplemental Indenture dated as of October 1, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2025(407)
4.927	Eight Hundred Seventy-Fourth Supplemental Indenture dated as of October 1, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2027(407)
4.928	Eight Hundred Seventy-Fifth Supplemental Indenture dated as of October 1, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2030(407)
4.929	Eight Hundred Seventy-Sixth Supplemental Indenture dated as of October 8, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2025(408)
4.930	Eight Hundred Seventy-Seventh Supplemental Indenture dated as of October 8, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2027(408)
4.931	Eight Hundred Seventy-Eighth Supplemental Indenture dated as of October 8, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2030(408)
4.932	Eight Hundred Seventy-Ninth Supplemental Indenture dated as of October 16, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2025(409)
4.933	Eight Hundred Eightieth Supplemental Indenture dated as of October 16, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2027(409)
4.934	Eight Hundred Eighty-First Supplemental Indenture dated as of October 16, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2030(409)
4.935	Eight Hundred Eighty-Second Supplemental Indenture dated as of October 22, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2025(410)
4.936	Eight Hundred Eighty-Third Supplemental Indenture dated as of October 22, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2027(410)
4.937	Eight Hundred Eighty-Fourth Supplemental Indenture dated as of October 22, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2030(410)
4.938	Eight Hundred Eighty-Fifth Supplemental Indenture dated as of October 29, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2025(411)
4.939	Eight Hundred Eighty-Sixth Supplemental Indenture dated as of October 29, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2027(411)
4.940	Eight Hundred Eighty-Seventh Supplemental Indenture dated as of October 29, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2030(411)
4.941	Eight Hundred Eighty-Eighth Supplemental Indenture dated as of November 5, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2025(412)
4.942	Eight Hundred Eighty-Ninth Supplemental Indenture dated as of November 5, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2027(412)
4.943	Eight Hundred Ninetieth Supplemental Indenture dated as of November 5, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2030(412)
4.944	Eight Hundred Ninety-First Supplemental Indenture dated as of November 19, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2025(413)
4.945	Eight Hundred Ninety-Second Supplemental Indenture dated as of November 19, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2027(413)
4.946	Eight Hundred Ninety-Third Supplemental Indenture dated as of November 19, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2030(413)
4.947	Eight Hundred Ninety-Fourth Supplemental Indenture dated as of November 27, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2025(414)
4.948	Eight Hundred Ninety-Fifth Supplemental Indenture dated as of November 27, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2027(414)

4.949	Eight Hundred Ninety-Sixth Supplemental Indenture dated as of November 27, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2030(414)
4.950	Eight Hundred Ninety-Seventh Supplemental Indenture dated as of December 3, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2025(415)
4.951	Eight Hundred Ninety-Eighth Supplemental Indenture dated as of December 3, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2027(415)
4.952	Eight Hundred Ninety-Ninth Supplemental Indenture dated as of December 3, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2030(415)
4.953	Nine Hundredth Supplemental Indenture dated as of December 10, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2025(416)
4.954	Nine Hundred First Supplemental Indenture dated as of December 10, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2027(416)
4.955	Nine Hundred Second Supplemental Indenture dated as of December 10, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2030(416)
4.956	Nine Hundred Third Supplemental Indenture dated as of December 17, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(417)
4.957	Nine Hundred Fourth Supplemental Indenture dated as of December 17, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2027(417)
4.958	Nine Hundred Fifth Supplemental Indenture dated as of December 17, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2030(417)
4.959	Nine Hundred Sixth Supplemental Indenture dated as of December 24, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(418)
4.960	Nine Hundred Seventh Supplemental Indenture dated as of December 24, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2027(418)
4.961	Nine Hundred Eighth Supplemental Indenture dated as of December 24, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2030(418)
4.962	Nine Hundred Ninth Supplemental Indenture dated as of December 31, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2025(419)
4.963	Nine Hundred Tenth Supplemental Indenture dated as of December 31, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(419)
4.964	Nine Hundred Eleventh Supplemental Indenture dated as of December 31, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2030(419)
4.965	Nine Hundred Twelfth Supplemental Indenture dated as of January 7, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(420)
4.966	Nine Hundred Thirteenth Supplemental Indenture dated as of January 7, 2021, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2028(420)
4.967	Nine Hundred Fourteenth Supplemental Indenture dated as of January 7, 2021, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2031(420)
4.968	Nine Hundred Fifteenth Supplemental Indenture dated as of January 14, 2021, to the U.S. Bank Indenture, and Form of 1.500% Prospect Capital InterNote® due 2024(421)
4.969	Nine Hundred Sixteenth Supplemental Indenture dated as of January 14, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2026(421)
4.970	Nine Hundred Seventeenth Supplemental Indenture dated as of January 14, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2028(421)
4.971	Nine Hundred Eighteenth Supplemental Indenture dated as of January 14, 2021, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2031(421)
4.972	Nine Hundred Nineteenth Supplemental Indenture dated as of January 22, 2021, to the U.S. Bank Indenture, and Form of 1.500% Prospect Capital InterNote® due 2024(422)
4.973	Nine Hundred Twentieth Supplemental Indenture dated as of January 22, 2021, to the U.S. Bank Indenture, and Form of 2.000% Prospect Capital InterNote® due 2026(422)
4.974	Nine Hundred Twenty-First Supplemental Indenture dated as of January 22, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2028(422)
4.975	Nine Hundred Twenty-Second Supplemental Indenture dated as of January 22, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2031(422)
4.976	Supplemental Indenture, dated as of January 22, 2021, by and between Prospect Capital Corporation and U.S. Bank National Association, as Trustee(505)
4.977	Form of Global Note of 3.706% Notes due 2026(506)
4.978	Nine Hundred Twenty-Third Supplemental Indenture dated as of January 28, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(423)

4.979	Nine Hundred Twenty-Fourth Supplemental Indenture dated as of January 28, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2028(423)
4.980	Nine Hundred Twenty-Fifth Supplemental Indenture dated as of January 28, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(423)
4.981	Nine Hundred Twenty-Sixth Supplemental Indenture dated as of February 4, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(424)
4.982	Nine Hundred Twenty-Seventh Supplemental Indenture dated as of February 4, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(424)
4.983	Nine Hundred Twenty-Eighth Supplemental Indenture dated as of February 4, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(424)
4.984	Nine Hundred Twenty-Ninth Supplemental Indenture dated as of February 11, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(425)
4.985	Nine Hundred Thirtieth Supplemental Indenture dated as of February 11, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(425)
4.986	Nine Hundred Thirty-First Supplemental Indenture dated as of February 11, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(425)
4.987	Nine Hundred Thirty-Second Supplemental Indenture dated as of February 25, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(426)
4.988	Nine Hundred Thirty-Third Supplemental Indenture dated as of February 25, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(426)
4.989	Nine Hundred Thirty-Fourth Supplemental Indenture dated as of February 25, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(426)
4.990	Nine Hundred Thirty-Fifth Supplemental Indenture dated as of March 4, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(427)
4.991	Nine Hundred Thirty-Sixth Supplemental Indenture dated as of March 4, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(427)
4.992	Nine Hundred Thirty-Seventh Supplemental Indenture dated as of March 4, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(427)
4.993	Nine Hundred Thirty-Eighth Supplemental Indenture dated as of March 11, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(428)
4.994	Nine Hundred Thirty-Ninth Supplemental Indenture dated as of March 11, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(428)
4.995	Nine Hundred Fortieth Supplemental Indenture dated as of March 11, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(428)
4.996	Nine Hundred Forty-First Supplemental Indenture dated as of March 18, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(429)
4.997	Nine Hundred Forty-Second Supplemental Indenture dated as of March 18, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(429)
4.998	Nine Hundred Forty-Third Supplemental Indenture dated as of March 18, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(429)
4.999	Nine Hundred Forty-Fourth Supplemental Indenture dated as of March 25, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(430)
4.1000	Nine Hundred Forty-Fifth Supplemental Indenture dated as of March 25, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(430)
4.1001	Nine Hundred Forty-Sixth Supplemental Indenture dated as of March 25, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(430)
4.1002	Nine Hundred Forty-Seventh Supplemental Indenture dated as of April 1, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(431)
4.1003	Nine Hundred Forty-Eighth Supplemental Indenture dated as of April 1, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(431)
4.1004	Nine Hundred Forty-Ninth Supplemental Indenture dated as of April 1, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(431)
4.1005	Nine Hundred Fiftieth Supplemental Indenture dated as of April 8, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(432)
4.1006	Nine Hundred Fifty-First Supplemental Indenture dated as of April 8, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(432)
4.1007	Nine Hundred Fifty-Second Supplemental Indenture dated as of April 8, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(432)
4.1008	Nine Hundred Fifty-Third Supplemental Indenture dated as of April 15, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(433)

4.1009	Nine Hundred Fifty-Fourth Supplemental Indenture dated as of April 15, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(433)
4.1010	Nine Hundred Fifty-Fifth Supplemental Indenture dated as of April 15, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(433)
4.1011	Nine Hundred Fifty-Sixth Supplemental Indenture dated as of April 22, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(434)
4.1012	Nine Hundred Fifty-Seventh Supplemental Indenture dated as of April 22, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(434)
4.1013	Nine Hundred Fifty-Eighth Supplemental Indenture dated as of April 22, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(434)
4.1014	Nine Hundred Fifty-Ninth Supplemental Indenture dated as of April 29, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(435)
4.1015	Nine Hundred Sixtieth Supplemental Indenture dated as of April 29, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(435)
4.1016	Nine Hundred Sixty-First Supplemental Indenture dated as of April 29, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(435)
4.1017	Nine Hundred Sixty-Second Supplemental Indenture dated as of May 6, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(436)
4.1018	Nine Hundred Sixty-Third Supplemental Indenture dated as of May 6, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(436)
4.1019	Nine Hundred Sixty-Fourth Supplemental Indenture dated as of May 6, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(436)
4.1020	Nine Hundred Sixty-Fifth Supplemental Indenture dated as of May 20, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(437)
4.1021	Nine Hundred Sixty-Sixth Supplemental Indenture dated as of May 20, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(437)
4.1022	Nine Hundred Sixty-Seventh Supplemental Indenture dated as of May 20, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(437)
4.1023	Nine Hundred Sixty-Eighth Supplemental Indenture dated as of May 27, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(438)
4.1024	Nine Hundred Sixty-Ninth Supplemental Indenture dated as of May 27, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(438)
4.1025	Nine Hundred Seventieth Supplemental Indenture dated as of May 27, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(438)
4.1026	Supplemental Indenture, dated as of May 27, 2021, by and between Prospect Capital Corporation and U.S. Bank National Association, as Trustee(439)
4.1027	Form of Global Note of 3.364% Notes due 2026 (439)
4.1028	Nine Hundred Seventy-First Supplemental Indenture dated as of June 4, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2027(440)
4.1029	Nine Hundred Seventy-Second Supplemental Indenture dated as of June 4, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2029(440)
4.1030	Nine Hundred Seventy-Third Supplemental Indenture dated as of June 4, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(440)
4.1031	Nine Hundred Seventy-Fourth Supplemental Indenture dated as of June 10, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2027(441)
4.1032	Nine Hundred Seventy-Fifth Supplemental Indenture dated as of June 10, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2029(441)
4.1033	Nine Hundred Seventy-Sixth Supplemental Indenture dated as of June 10, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(441)
4.1034	Nine Hundred Seventy-Seventh Supplemental Indenture dated as of June 17, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2027(442)
4.1035	Nine Hundred Seventy-Eighth Supplemental Indenture dated as of June 17, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2029(442)
4.1036	Nine Hundred Seventy-Ninth Supplemental Indenture dated as of June 17, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(442)
4.1037	Nine Hundred Eightieth Supplemental Indenture dated as of June 24, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2027(443)
4.1038	Nine Hundred Eighty-First Supplemental Indenture dated as of June 24, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2029(443)

4.1039	Nine Hundred Eighty-Second Supplemental Indenture dated as of June 24, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2031(443)
4.1040	Nine Hundred Eighty-Third Supplemental Indenture dated as of June 24, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2033(443)
4.1041	Nine Hundred Eighty-Fourth Supplemental Indenture dated as of July 1, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2027(444)
4.1042	Nine Hundred Eighty-Fifth Supplemental Indenture dated as of July 1, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2029(444)
4.1043	Nine Hundred Eighty-Sixth Supplemental Indenture dated as of July 1, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2031(444)
4.1044	Nine Hundred Eighty-Seventh Supplemental Indenture dated as of July 1, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2033(444)
4.1045	Nine Hundred Eighty-Eighth Supplemental Indenture dated as of July 9, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(445)
4.1046	Nine Hundred Eighty-Ninth Supplemental Indenture dated as of July 9, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(445)
4.1047	Nine Hundred Ninetieth Supplemental Indenture dated as of July 9, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2033(445)
4.1048	Nine Hundred Ninety-First Supplemental Indenture dated as of July 9, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2036(445)
4.1049	Nine Hundred Ninety-Second Supplemental Indenture dated as of July 15, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(446)
4.1050	Nine Hundred Ninety-Third Supplemental Indenture dated as of July 15, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(446)
4.1051	Nine Hundred Ninety-Fourth Supplemental Indenture dated as of July 15, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(446)
4.1052	Nine Hundred Ninety-Fifth Supplemental Indenture dated as of July 15, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2033(446)
4.1053	Nine Hundred Ninety-Sixth Supplemental Indenture dated as of July 15, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2036(446)
4.1054	Nine Hundred Ninety-Seventh Supplemental Indenture dated as of July 22, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(447)
4.1055	Nine Hundred Ninety-Eighth Supplemental Indenture dated as of July 22, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(447)
4.1056	Nine Hundred Ninety-Ninth Supplemental Indenture dated as of July 22, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(447)
4.1057	One Thousandth Supplemental Indenture dated as of July 22, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(447)
4.1058	One Thousand First Supplemental Indenture dated as of July 22, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(447)
4.1059	One Thousand Second Supplemental Indenture dated as of July 29, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(448)
4.1060	One Thousand Third Supplemental Indenture dated as of July 29, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(448)
4.1061	One Thousand Fourth Supplemental Indenture dated as of July 29, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(448)
4.1062	One Thousand Fifth Supplemental Indenture dated as of July 29, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(448)
4.1063	One Thousand Sixth Supplemental Indenture dated as of July 29, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(448)
4.1064	One Thousand Seventh Supplemental Indenture dated as of August 5, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(449)
4.1065	One Thousand Eighth Supplemental Indenture dated as of August 5, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(449)
4.1066	One Thousand Ninth Supplemental Indenture dated as of August 5, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(449)
4.1067	One Thousand Tenth Supplemental Indenture dated as of August 5, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(449)
4.1068	One Thousand Eleventh Supplemental Indenture dated as of August 5, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(449)

4.1069	One Thousand Twelfth Supplemental Indenture dated as of August 12, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(450)
4.1070	One Thousand Thirteenth Supplemental Indenture dated as of August 12, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(450)
4.1071	One Thousand Fourteenth Supplemental Indenture dated as of August 12, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(450)
4.1072	One Thousand Fifteenth Supplemental Indenture dated as of August 12, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(450)
4.1073	One Thousand Sixteenth Supplemental Indenture dated as of August 12, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(450)
4.1074	One Thousand Seventeenth Supplemental Indenture dated as of August 19, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(451)
4.1075	One Thousand Eighteenth Supplemental Indenture dated as of August 19, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(451)
4.1076	One Thousand Nineteenth Supplemental Indenture dated as of August 19, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(451)
4.1077	One Thousand Twentieth Supplemental Indenture dated as of August 19, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(451)
4.1078	One Thousand Twenty-First Supplemental Indenture dated as of August 19, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(451)
4.1079	One Thousand Twenty-Second Supplemental Indenture dated as of August 26, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(452)
4.1080	One Thousand Twenty-Third Supplemental Indenture dated as of August 26, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(452)
4.1081	One Thousand Twenty-Fourth Supplemental Indenture dated as of August 26, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(452)
4.1082	One Thousand Twenty-Fifth Supplemental Indenture dated as of August 26, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(452)
4.1083	One Thousand Twenty-Sixth Supplemental Indenture dated as of August 26, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(452)
4.1084	One Thousand Twenty-Seventh Supplemental Indenture dated as of September 10, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(453)
4.1085	One Thousand Twenty-Eighth Supplemental Indenture dated as of September 10, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(453)
4.1086	One Thousand Twenty-Ninth Supplemental Indenture dated as of September 10, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(453)
4.1087	One Thousand Thirtieth Supplemental Indenture dated as of September 10, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(453)
4.1088	One Thousand Thirty-First Supplemental Indenture dated as of September 10, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(453)
4.1089	One Thousand Thirty-Second Supplemental Indenture dated as of September 16, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(454)
4.1090	One Thousand Thirty-Third Supplemental Indenture dated as of September 16, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(454)
4.1091	One Thousand Thirty-Fourth Supplemental Indenture dated as of September 16, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(454)
4.1092	One Thousand Thirty-Fifth Supplemental Indenture dated as of September 16, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(454)
4.1093	One Thousand Thirty-Sixth Supplemental Indenture dated as of September 16, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(454)
4.1094	One Thousand Thirty-Seventh Supplemental Indenture dated as of September 23, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(455)
4.1095	One Thousand Thirty-Eighth Supplemental Indenture dated as of September 23, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(455)
4.1096	One Thousand Thirty-Ninth Supplemental Indenture dated as of September 23, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(455)
4.1097	One Thousand Fortieth Supplemental Indenture dated as of September 23, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(455)
4.1098	One Thousand Forty-First Supplemental Indenture dated as of September 23, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(455)

4.1099	One Thousand Forty-Second Supplemental Indenture dated as of September 30, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(456)
4.1100	One Thousand Forty-Third Supplemental Indenture dated as of September 30, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(456)
4.1101	One Thousand Forty-Fourth Supplemental Indenture dated as of September 30, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(456)
4.1102	One Thousand Forty-Fifth Supplemental Indenture dated as of September 30, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(456)
4.1103	One Thousand Forty-Sixth Supplemental Indenture dated as of September 30, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(456)
4.1104	One Thousand Forty-Seventh Supplemental Indenture dated as of October 7, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(457)
4.1105	One Thousand Forty-Eighth Supplemental Indenture dated as of October 7, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(457)
4.1106	One Thousand Forty-Ninth Supplemental Indenture dated as of October 7, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(457)
4.1107	One Thousand Fiftieth Supplemental Indenture dated as of October 7, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(457)
4.1108	One Thousand Fifty-First Supplemental Indenture dated as of October 7, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(457)
4.1109	One Thousand Fifty-Second Supplemental Indenture dated as of October 15, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(458)
4.1110	One Thousand Fifty-Third Supplemental Indenture dated as of October 15, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(458)
4.1111	One Thousand Fifty-Fourth Supplemental Indenture dated as of October 15, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(458)
4.1112	One Thousand Fifty-Fifth Supplemental Indenture dated as of October 15, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(458)
4.1113	One Thousand Fifty-Sixth Supplemental Indenture dated as of October 15, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(458)
4.1114	One Thousand Fifty-Seventh Supplemental Indenture dated as of October 21, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(459)
4.1115	One Thousand Fifty-Eighth Supplemental Indenture dated as of October 21, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(459)
4.1116	One Thousand Fifty-Ninth Supplemental Indenture dated as of October 21, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(459)
4.1117	One Thousand Sixtieth Supplemental Indenture dated as of October 21, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(459)
4.1118	One Thousand Sixty-First Supplemental Indenture dated as of October 21, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(459)
4.1119	One Thousand Sixty-Second Supplemental Indenture dated as of October 28, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(460)
4.1120	One Thousand Sixty-Third Supplemental Indenture dated as of October 28, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(460)
4.1121	One Thousand Sixty-Fourth Supplemental Indenture dated as of October 28, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(460)
4.1122	One Thousand Sixty-Fifth Supplemental Indenture dated as of October 28, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(460)
4.1123	One Thousand Sixty-Sixth Supplemental Indenture dated as of October 28, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(460)
4.1124	One Thousand Sixty-Seventh Supplemental Indenture dated as of November 4, 2021, to the U.S. Bank Indenture, and Form of 2.400% Prospect Capital InterNote® due 2026(461)
4.1125	One Thousand Sixty-Eighth Supplemental Indenture dated as of November 4, 2021, to the U.S. Bank Indenture, and Form of 2.800% Prospect Capital InterNote® due 2028(461)
4.1126	One Thousand Sixty-Ninth Supplemental Indenture dated as of November 4, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2031(461)
4.1127	One Thousand Seventieth Supplemental Indenture dated as of November 4, 2021, to the U.S. Bank Indenture, and Form of 3.600% Prospect Capital InterNote® due 2036(461)
4.1128	One Thousand Seventy-First Supplemental Indenture dated as of November 4, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(461)

4.1129	One Thousand Seventy-Second Supplemental Indenture dated as of November 18, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(462)
4.1130	One Thousand Seventy-Third Supplemental Indenture dated as of November 18, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(462)
4.1131	One Thousand Seventy-Fourth Supplemental Indenture dated as of November 18, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(462)
4.1132	One Thousand Seventy-Fifth Supplemental Indenture dated as of November 18, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2036(462)
4.1133	One Thousand Seventy-Sixth Supplemental Indenture dated as of November 18, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(462)
4.1134	One Thousand Seventy-Seventh Supplemental Indenture dated as of November 26, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(463)
4.1135	One Thousand Seventy-Eighth Supplemental Indenture dated as of November 26, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(463)
4.1136	One Thousand Seventy-Ninth Supplemental Indenture dated as of November 26, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(463)
4.1137	One Thousand Eightieth Supplemental Indenture dated as of November 26, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2036(463)
4.1138	One Thousand Eighty-First Supplemental Indenture dated as of November 26, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(463)
4.1139	One Thousand Eighty-Second Supplemental Indenture dated as of December 2, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2026(464)
4.1140	One Thousand Eighty-Third Supplemental Indenture dated as of December 2, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2028(464)
4.1141	One Thousand Eighty-Fourth Supplemental Indenture dated as of December 2, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(464)
4.1142	One Thousand Eighty-Fifth Supplemental Indenture dated as of December 2, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2036(464)
4.1143	One Thousand Eighty-Sixth Supplemental Indenture dated as of December 2, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(464)
4.1144	One Thousand Eighty-Seventh Supplemental Indenture dated as of December 9, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(465)
4.1145	One Thousand Eighty-Eighth Supplemental Indenture dated as of December 9, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2028(465)
4.1146	One Thousand Eighty-Ninth Supplemental Indenture dated as of December 9, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(465)
4.1147	One Thousand Ninetieth Supplemental Indenture dated as of December 9, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2036(465)
4.1148	One Thousand Ninety-First Supplemental Indenture dated as of December 9, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(465)
4.1149	One Thousand Ninety-Second Supplemental Indenture dated as of December 16, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(466)
4.1150	One Thousand Ninety-Third Supplemental Indenture dated as of December 16, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2028(466)
4.1151	One Thousand Ninety-Fourth Supplemental Indenture dated as of December 16, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(466)
4.1152	One Thousand Ninety-Fifth Supplemental Indenture dated as of December 16, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2036(466)
4.1153	One Thousand Ninety-Sixth Supplemental Indenture dated as of December 16, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(466)
4.1154	One Thousand Ninety-Seventh Supplemental Indenture dated as of December 23, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2026(467)
4.1155	One Thousand Ninety-Eighth Supplemental Indenture dated as of December 23, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(467)
4.1156	One Thousand Ninety-Ninth Supplemental Indenture dated as of December 23, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2031(467)
4.1157	One Thousand One Hundredth Supplemental Indenture dated as of December 23, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2036(467)
4.1158	One Thousand One Hundred First Supplemental Indenture dated as of December 23, 2021, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2051(467)

4.1159	One Thousand One Hundred Second Supplemental Indenture dated as of December 30, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2026(468)
4.1160	One Thousand One Hundred Third Supplemental Indenture dated as of December 30, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(468)
4.1161	One Thousand One Hundred Fourth Supplemental Indenture dated as of December 30, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2031(468)
4.1162	One Thousand One Hundred Fifth Supplemental Indenture dated as of December 30, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2036(468)
4.1163	One Thousand One Hundred Sixth Supplemental Indenture dated as of December 30, 2021, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2051(468)
4.1164	One Thousand One Hundred Seventh Supplemental Indenture dated as of January 6, 2022, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2027(469)
4.1165	One Thousand One Hundred Eighth Supplemental Indenture dated as of January 6, 2022, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2029(469)
4.1166	One Thousand One Hundred Ninth Supplemental Indenture dated as of January 6, 2022, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2032(469)
4.1167	One Thousand One Hundred Tenth Supplemental Indenture dated as of January 6, 2022, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2037(469)
4.1168	One Thousand One Hundred Eleventh Supplemental Indenture dated as of January 6, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2052(469)
4.1169	One Thousand One Hundred Twelfth Supplemental Indenture dated as of January 13, 2022, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2027(470)
4.1170	One Thousand One Hundred Thirteenth Supplemental Indenture dated as of January 13, 2022, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2029(470)
4.1171	One Thousand One Hundred Fourteenth Supplemental Indenture dated as of January 13, 2022, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2032(470)
4.1172	One Thousand One Hundred Fifteenth Supplemental Indenture dated as of January 13, 2022, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2037(470)
4.1173	One Thousand One Hundred Sixteenth Supplemental Indenture dated as of January 13, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2052(470)
4.1174	One Thousand One Hundred Seventeenth Supplemental Indenture dated as of January 21, 2022, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2027(471)
4.1175	One Thousand One Hundred Eighteenth Supplemental Indenture dated as of January 21, 2022, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2029(471)
4.1176	One Thousand One Hundred Nineteenth Supplemental Indenture dated as of January 21, 2022, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2032(471)
4.1177	One Thousand One Hundred Twentieth Supplemental Indenture dated as of January 21, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2037(471)
4.1178	One Thousand One Hundred Twenty-First Supplemental Indenture dated as of January 21, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2052(471)
4.1179	One Thousand One Hundred Twenty-Second Supplemental Indenture dated as of January 27, 2022, to the U.S. Bank Indenture, and Form of 3.625% Prospect Capital InterNote® due 2027(472)
4.1180	One Thousand One Hundred Twenty-Third Supplemental Indenture dated as of January 27, 2022, to the U.S. Bank Indenture, and Form of 3.875% Prospect Capital InterNote® due 2029(472)
4.1181	One Thousand One Hundred Twenty-Fourth Supplemental Indenture dated as of January 27, 2022, to the U.S. Bank Indenture, and Form of 4.125% Prospect Capital InterNote® due 2032(472)
4.1182	One Thousand One Hundred Twenty-Fifth Supplemental Indenture dated as of January 27, 2022, to the U.S. Bank Indenture, and Form of 4.375% Prospect Capital InterNote® due 2037(472)
4.1183	One Thousand One Hundred Twenty-Sixth Supplemental Indenture dated as of January 27, 2022, to the U.S. Bank Indenture, and Form of 4.625% Prospect Capital InterNote® due 2052(472)
4.1184	One Thousand One Hundred Twenty-Seventh Supplemental Indenture dated as of February 3, 2022, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2027(473)
4.1185	One Thousand One Hundred Twenty-Eighth Supplemental Indenture dated as of February 3, 2022, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2029(473)
4.1186	One Thousand One Hundred Twenty-Ninth Supplemental Indenture dated as of February 3, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2032(473)
4.1187	One Thousand One Hundred Thirtieth Supplemental Indenture dated as of February 3, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2037(473)
4.1188	One Thousand One Hundred Thirty-First Supplemental Indenture dated as of February 10, 2022, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2027(474)

4.1189	One Thousand One Hundred Thirty-Second Supplemental Indenture dated as of February 10, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(474)
4.1190	One Thousand One Hundred Thirty-Third Supplemental Indenture dated as of February 10, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2032(474)
4.1191	One Thousand One Hundred Thirty-Fourth Supplemental Indenture dated as of February 25, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(475)
4.1192	One Thousand One Hundred Thirty-Fifth Supplemental Indenture dated as of February 25, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(475)
4.1193	One Thousand One Hundred Thirty-Sixth Supplemental Indenture dated as of February 25, 2022, to the U.S. Bank Indenture, and Form of 4.375% Prospect Capital InterNote® due 2032(475)
4.1194	One Thousand One Hundred Thirty-Seventh Supplemental Indenture dated as of February 25, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2052(475)
4.1195	One Thousand One Hundred Thirty-Eighth Supplemental Indenture dated as of March 3, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(476)
4.1196	One Thousand One Hundred Thirty-Ninth Supplemental Indenture dated as of March 3, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(476)
4.1197	One Thousand One Hundred Fortieth Supplemental Indenture dated as of March 3, 2022, to the U.S. Bank Indenture, and Form of 4.375% Prospect Capital InterNote® due 2032(476)
4.1198	One Thousand One Hundred Forty-First Supplemental Indenture dated as of March 3, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2052(476)
4.1199	One Thousand One Hundred Forty-Second Supplemental Indenture dated as of March 10, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(477)
4.1200	One Thousand One Hundred Forty-Third Supplemental Indenture dated as of March 10, 2022, to the U.S. Bank Indenture, and Form of 4.375% Prospect Capital InterNote® due 2027(477)
4.1201	One Thousand One Hundred Forty-Fourth Supplemental Indenture dated as of March 10, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2052(477)
4.1202	One Thousand One Hundred Forty-Fifth Supplemental Indenture dated as of March 17, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(478)
4.1203	One Thousand One Hundred Forty-Sixth Supplemental Indenture dated as of March 17, 2022, to the U.S. Bank Indenture, and Form of 4.375% Prospect Capital InterNote® due 2027(478)
4.1204	One Thousand One Hundred Forty-Seventh Supplemental Indenture dated as of March 17, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2052(478)
4.1205	One Thousand One Hundred Forty-Eighth Supplemental Indenture dated as of March 24, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(479)
4.1206	One Thousand One Hundred Forty-Ninth Supplemental Indenture dated as of March 24, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(479)
4.1207	One Thousand One Hundred Fiftieth Supplemental Indenture dated as of March 31, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(480)
4.1208	One Thousand One Hundred Fifty-First Supplemental Indenture dated as of March 31, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(480)
4.1209	One Thousand One Hundred Fifty-Second Supplemental Indenture dated as of April 7, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(481)
4.1210	One Thousand One Hundred Fifty-Third Supplemental Indenture dated as of April 7, 2022, to the U.S. Bank Indenture, and Form of 4.250% to 5.250% Prospect Capital InterNote® due 2032(481)
4.1211	One Thousand One Hundred Fifty-Fourth Supplemental Indenture dated as of April 14, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(482)
4.1212	One Thousand One Hundred Fifty-Fifth Supplemental Indenture dated as of April 14, 2022, to the U.S. Bank Indenture, and Form of 4.250% to 5.250% Prospect Capital InterNote® due 2032(482)
4.1213	One Thousand One Hundred Fifty-Sixth Supplemental Indenture dated as of April 21, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(483)
4.1214	One Thousand One Hundred Fifty-Seventh Supplemental Indenture dated as of April 21, 2022, to the U.S. Bank Indenture, and Form of 4.250% to 5.250% Prospect Capital InterNote® due 2032(483)
4.1215	One Thousand One Hundred Fifty-Eighth Supplemental Indenture dated as of April 28, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(484)
4.1216	One Thousand One Hundred Fifty-Ninth Supplemental Indenture dated as of April 28, 2022, to the U.S. Bank Indenture, and Form of 4.250% to 5.250% Prospect Capital InterNote® due 2032(484)
4.1217	One Thousand One Hundred Sixtieth Supplemental Indenture dated as of May 5, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(485)
4.1218	One Thousand One Hundred Sixty-First Supplemental Indenture dated as of May 5, 2022, to the U.S. Bank Indenture, and Form of 4.250% to 5.250% Prospect Capital InterNote® due 2032(485)

4.1219	One Thousand One Hundred Sixty-Second Supplemental Indenture dated as of May 19, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(486)
4.1220	One Thousand One Hundred Sixty-Third Supplemental Indenture dated as of May 26, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(487)
4.1221	One Thousand One Hundred Sixty-Fourth Supplemental Indenture dated as of June 3, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(488)
4.1222	One Thousand One Hundred Sixty-Fifth Supplemental Indenture dated as of June 9, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(489)
4.1223	One Thousand One Hundred Sixty-Sixth Supplemental Indenture dated as of June 16, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(490)
4.1224	One Thousand One Hundred Sixty-Seventh Supplemental Indenture dated as of June 24, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(491)
4.1225	One Thousand One Hundred Sixty-Eighth Supplemental Indenture dated as of June 30, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(492)
4.1226	One Thousand One Hundred Sixty-Ninth Supplemental Indenture dated as of July 8, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(493)
4.1227	One Thousand One Hundred Seventieth Supplemental Indenture dated as of July 14, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(494)
4.1228	One Thousand One Hundred Seventy-First Supplemental Indenture dated as of July 21, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(495)
4.1229	One Thousand One Hundred Seventy-Second Supplemental Indenture dated as of July 28, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(496)
4.1230	One Thousand One Hundred Seventy-Third Supplemental Indenture dated as of August 4, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(497)
4.1231	One Thousand One Hundred Seventy-Fourth Supplemental Indenture dated as of August 11, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(498)
4.1232	Supplemental Indenture, dated as of September 30, 2021, by and between Prospect Capital Corporation and U.S. Bank National Association, as Trustee (515)
4.1233	Form of Global Note of 3.437% Notes due 2028 (515)
4.1234	One Thousand One Hundred Seventy-Fifth Supplemental Indenture dated as of August 18, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(521)
4.1235	One Thousand One Hundred Seventy-Sixth Supplemental Indenture dated as of August 25, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(522)
4.1236	One Thousand One Hundred Seventy-Seventh Supplemental Indenture dated as of September 22, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(523)
4.1237	One Thousand One Hundred Eighty-First Supplemental Indenture dated as of October 20, 2022, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(525)
4.1238	One Thousand One Hundred Eighty-Second Supplemental Indenture dated as of October 20, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2027(525)
4.1239	One Thousand One Hundred Eighty-Third Supplemental Indenture dated as of October 27, 2022, to the U.S. Bank Indenture, and Form of 5.375% Prospect Capital InterNote® due 2025(526)
4.1240	One Thousand One Hundred Eighty-Fourth Supplemental Indenture dated as of October 27, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2027(526)
4.1241	One Thousand One Hundred Eighty-Fifth Supplemental Indenture dated as of November 3, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(527)
4.1242	One Thousand One Hundred Eighty-Sixth Supplemental Indenture dated as of November 10, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(528)
4.1243	One Thousand One Hundred Eighty-Seventh Supplemental Indenture dated as of November 25, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(529)
4.1244	One Thousand One Hundred Eighty-Eighth Supplemental Indenture dated as of December 1, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(530)
4.1245	One Thousand One Hundred Eighty-Ninth Supplemental Indenture dated as of December 8, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(531)
4.1246	One Thousand One Hundred Ninetieth Supplemental Indenture dated as of December 15, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(532)
4.1247	One Thousand One Hundred Ninety-First Supplemental Indenture dated as of December 22, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(533)
4.1248	One Thousand One Hundred Ninety-Second Supplemental Indenture dated as of December 22, 2022, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2028(533)

4.1249	One Thousand One Hundred Ninety-Third Supplemental Indenture dated as of December 30, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(534)
4.1250	One Thousand One Hundred Ninety-Fourth Supplemental Indenture dated as of December 30, 2022, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2028(534)
4.1251	One Thousand One Hundred Ninety-Fifth Supplemental Indenture dated as of December 30, 2022, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2032(534)
4.1252	One Thousand One Hundred Ninety-Sixth Supplemental Indenture dated as of January 6, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(539)
4.1253	One Thousand One Hundred Ninety-Seventh Supplemental Indenture dated as of January 6, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(539)
4.1254	One Thousand One Hundred Ninety-Eighth Supplemental Indenture dated as of January 6, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(539)
4.1255	One Thousand One Hundred Ninety-Ninth Supplemental Indenture dated as of January 12, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(540)
4.1256	One Thousand Two Hundredth Supplemental Indenture dated as of January 12, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(540)
4.1257	One Thousand Two Hundred First Supplemental Indenture dated as of January 12, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(540)
4.1258	One Thousand Two Hundred Second Supplemental Indenture dated as of January 20, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(541)
4.1259	One Thousand Two Hundred Third Supplemental Indenture dated as of January 20, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(541)
4.1260	One Thousand Two Hundred Fourth Supplemental Indenture dated as of January 20, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(541)
4.1261	One Thousand Two Hundred Fifth Supplemental Indenture dated as of January 26, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(542)
4.1262	One Thousand Two Hundred Sixth Supplemental Indenture dated as of January 26, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(542)
4.1263	One Thousand Two Hundred Seventh Supplemental Indenture dated as of January 26, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(542)
4.1264	One Thousand Two Hundred Eighth Supplemental Indenture dated as of February 2, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(543)
4.1265	One Thousand Two Hundred Ninth Supplemental Indenture dated as of February 2, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(543)
4.1266	One Thousand Two Hundred Tenth Supplemental Indenture dated as of February 2, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(543)
4.1267	One Thousand Two Hundred Eleventh Supplemental Indenture dated as of February 9, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(544)
4.1268	One Thousand Two Hundred Twelfth Supplemental Indenture dated as of February 9, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(544)
4.1269	One Thousand Two Hundred Thirteenth Supplemental Indenture dated as of February 9, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(544)
4.1270	One Thousand Two Hundred Fourteenth Supplemental Indenture dated as of February 24, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(548)
4.1271	One Thousand Two Hundred Fifteenth Supplemental Indenture dated as of February 24, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(548)
4.1272	One Thousand Two Hundred Sixteenth Supplemental Indenture dated as of February 24, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(548)
4.1273	One Thousand Two Hundred Seventeenth Supplemental Indenture dated as of March 2, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(549)
4.1274	One Thousand Two Hundred Eighteenth Supplemental Indenture dated as of March 2, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(549)
4.1275	One Thousand Two Hundred Nineteenth Supplemental Indenture dated as of March 2, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(549)
4.1276	One Thousand Two Hundred Twentieth Supplemental Indenture dated as of March 9, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(550)
4.1277	One Thousand Two Hundred Twenty-First Supplemental Indenture dated as of March 9, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(550)
4.1278	One Thousand Two Hundred Twenty-Second Supplemental Indenture dated as of March 9, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(550)

4.1279	One Thousand Two Hundred Twenty-Third Supplemental Indenture dated as of March 16, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(551)
4.1280	One Thousand Two Hundred Twenty-Fourth Supplemental Indenture dated as of March 16, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(551)
4.1281	One Thousand Two Hundred Twenty-Fifth Supplemental Indenture dated as of March 16, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(551)
4.1282	One Thousand Two Hundred Twenty-Sixth Supplemental Indenture dated as of March 23, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(552)
4.1283	One Thousand Two Hundred Twenty-Seventh Supplemental Indenture dated as of March 23, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(552)
4.1284	One Thousand Two Hundred Twenty-Eighth Supplemental Indenture dated as of March 23, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(552)
4.1285	One Thousand Two Hundred Twenty-Ninth Supplemental Indenture dated as of March 30, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(553)
4.1286	One Thousand Two Hundred Thirtieth Supplemental Indenture dated as of March 30, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(553)
4.1287	One Thousand Two Hundred Thirty-First Supplemental Indenture dated as of March 30, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(553)
4.1288	One Thousand Two Hundred Thirty-Second Supplemental Indenture dated as of April 6, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(554)
4.1289	One Thousand Two Hundred Thirty-Third Supplemental Indenture dated as of April 6, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(554)
4.1290	One Thousand Two Hundred Thirty-Fourth Supplemental Indenture dated as of April 6, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(554)
4.1291	One Thousand Two Hundred Thirty-Fifth Supplemental Indenture dated as of April 13, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(555)
4.1292	One Thousand Two Hundred Thirty-Sixth Supplemental Indenture dated as of April 13, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(555)
4.1293	One Thousand Two Hundred Thirty-Seventh Supplemental Indenture dated as of April 13, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(555)
4.1294	One Thousand Two Hundred Thirty-Eighth Supplemental Indenture dated as of April 20, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(556)
4.1295	One Thousand Two Hundred Thirty-Ninth Supplemental Indenture dated as of April 20, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(556)
4.1296	One Thousand Two Hundred Fortieth Supplemental Indenture dated as of April 20, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(556)
4.1297	One Thousand Two Hundred Forty-First Supplemental Indenture dated as of April 27, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(557)
4.1298	One Thousand Two Hundred Forty-Second Supplemental Indenture dated as of April 27, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2029(557)
4.1299	One Thousand Two Hundred Forty-Third Supplemental Indenture dated as of April 27, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(557)
4.1300	One Thousand Two Hundred Forty-Fourth Supplemental Indenture dated as of May 4, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(558)
4.1301	One Thousand Two Hundred Forty-Fifth Supplemental Indenture dated as of May 4, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2029(558)
4.1302	One Thousand Two Hundred Forty-Sixth Supplemental Indenture dated as of May 4, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(558)
4.1303	One Thousand Two Hundred Forty-Seventh Supplemental Indenture dated as of May 11, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(559)
4.1304	One Thousand Two Hundred Forty-Eighth Supplemental Indenture dated as of May 11, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(559)
4.1305	One Thousand Two Hundred Forty-Ninth Supplemental Indenture dated as of May 11, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(559)
4.1306	One Thousand Two Hundred Fiftieth Supplemental Indenture dated as of May 11, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(559)
4.1307	One Thousand Two Hundred Fifty-First Supplemental Indenture dated as of May 25, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(560)
4.1308	One Thousand Two Hundred Fifty-Second Supplemental Indenture dated as of May 25, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(560)

4.1309	One Thousand Two Hundred Fifty-Third Supplemental Indenture dated as of May 25, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(560)
4.1310	One Thousand Two Hundred Fifty-Fourth Supplemental Indenture dated as of May 25, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(560)
4.1311	One Thousand Two Hundred Fifty-Fifth Supplemental Indenture dated as of June 2, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(561)
4.1312	One Thousand Two Hundred Fifty-Sixth Supplemental Indenture dated as of June 2, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(561)
4.1313	One Thousand Two Hundred Fifty-Seventh Supplemental Indenture dated as of June 2, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(561)
4.1314	One Thousand Two Hundred Fifty-Eighth Supplemental Indenture dated as of June 2, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(561)
4.1315	One Thousand Two Hundred Fifty-Ninth Supplemental Indenture dated as of June 8, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(562)
4.1316	One Thousand Two Hundred Sixtieth Supplemental Indenture dated as of June 8, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(562)
4.1317	One Thousand Two Hundred Sixty-First Supplemental Indenture dated as of June 8, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(562)
4.1318	One Thousand Two Hundred Sixty-Second Supplemental Indenture dated as of June 8, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(562)
4.1319	One Thousand Two Hundred Sixty-Third Supplemental Indenture dated as of June 15, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(563)
4.1320	One Thousand Two Hundred Sixty-Fourth Supplemental Indenture dated as of June 15, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(563)
4.1321	One Thousand Two Hundred Sixty-Fifth Supplemental Indenture dated as of June 15, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(563)
4.1322	One Thousand Two Hundred Sixty-Sixth Supplemental Indenture dated as of June 15, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(563)
4.1323	One Thousand Two Hundred Sixty-Seventh Supplemental Indenture dated as of June 23, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(564)
4.1324	One Thousand Two Hundred Sixty-Eighth Supplemental Indenture dated as of June 23, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(564)
4.1325	One Thousand Two Hundred Sixty-Ninth Supplemental Indenture dated as of June 23, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(564)
4.1326	One Thousand Two Hundred Seventieth Supplemental Indenture dated as of June 23, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(564)
4.1327	One Thousand Two Hundred Seventy-First Supplemental Indenture dated as of June 29, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(565)
4.1328	One Thousand Two Hundred Seventy-Second Supplemental Indenture dated as of June 29, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(565)
4.1329	One Thousand Two Hundred Seventy-Third Supplemental Indenture dated as of June 29, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(565)
4.1330	One Thousand Two Hundred Seventy-Fourth Supplemental Indenture dated as of June 29, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(565)
4.1331	One Thousand Two Hundred Seventy-Fifth Supplemental Indenture dated as of July 7, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(566)
4.1332	One Thousand Two Hundred Seventy-Sixth Supplemental Indenture dated as of July 7, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(566)
4.1333	One Thousand Two Hundred Seventy-Seventh Supplemental Indenture dated as of July 7, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(566)
4.1334	One Thousand Two Hundred Seventy-Eighth Supplemental Indenture dated as of July 7, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(566)
4.1335	One Thousand Two Hundred Seventy-Ninth Supplemental Indenture dated as of July 13, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(567)
4.1336	One Thousand Two Hundred Eightieth Supplemental Indenture dated as of July 13, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(567)
4.1337	One Thousand Two Hundred Eighty-First Supplemental Indenture dated as of July 13, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(567)
4.1338	One Thousand Two Hundred Eighty-Second Supplemental Indenture dated as of July 13, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(567)

4.1339	One Thousand Two Hundred Eighty-Third Supplemental Indenture dated as of July 20, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(568)
4.1340	One Thousand Two Hundred Eighty-Fourth Supplemental Indenture dated as of July 20, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(568)
4.1341	One Thousand Two Hundred Eighty-Fifth Supplemental Indenture dated as of July 20, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(568)
4.1342	One Thousand Two Hundred Eighty-Sixth Supplemental Indenture dated as of July 20, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(568)
4.1343	One Thousand Two Hundred Eighty-Seventh Supplemental Indenture dated as of July 27, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(569)
4.1344	One Thousand Two Hundred Eighty-Eighth Supplemental Indenture dated as of July 27, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(569)
4.1345	One Thousand Two Hundred Eighty-Ninth Supplemental Indenture dated as of July 27, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(569)
4.1346	One Thousand Two Hundred Ninetieth Supplemental Indenture dated as of July 27, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(569)
4.1347	One Thousand Two Hundred Ninety-First Supplemental Indenture dated as of August 3, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(570)
4.1348	One Thousand Two Hundred Ninety-Second Supplemental Indenture dated as of August 3, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(570)
4.1349	One Thousand Two Hundred Ninety-Third Supplemental Indenture dated as of August 3, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(570)
4.1350	One Thousand Two Hundred Ninety-Fourth Supplemental Indenture dated as of August 3, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(570)
4.1351	One Thousand Two Hundred Ninety-Fifth Supplemental Indenture dated as of August 10, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(571)
4.1352	One Thousand Two Hundred Ninety-Sixth Supplemental Indenture dated as of August 10, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(571)
4.1353	One Thousand Two Hundred Ninety-Seventh Supplemental Indenture dated as of August 10, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(571)
4.1354	One Thousand Two Hundred Ninety-Eighth Supplemental Indenture dated as of August 10, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(571)
4.1355	One Thousand Two Hundred Ninety-Ninth Supplemental Indenture dated as of August 17, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(572)
4.1356	One Thousand Three Hundredth Supplemental Indenture dated as of August 17, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(572)
4.1357	One Thousand Three Hundred First Supplemental Indenture dated as of August 17, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(572)
4.1358	One Thousand Three Hundred Second Supplemental Indenture dated as of August 17, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(572)
4.1359	One Thousand Three Hundred Third Supplemental Indenture dated as of August 24, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(573)
4.1360	One Thousand Three Hundred Fourth Supplemental Indenture dated as of August 24, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(573)
4.1361	One Thousand Three Hundred Fifth Supplemental Indenture dated as of August 24, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(573)
4.1362	One Thousand Three Hundred Sixth Supplemental Indenture dated as of August 24, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(573)
4.1363	Description of Securities*
10.1	Investment Advisory Agreement between Registrant and Prospect Capital Management L.P.(2)
10.2	Administration Agreement between Registrant and Prospect Administration LLC(2)
10.3	Trademark License Agreement between the Registrant and Prospect Capital Investment Management, LLC(2)
10.4	Transfer Agency and Registrar Services Agreement(4)
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
10.43
First Amendment to the Seventh Amended and Restated Loan and Servicing Agreement, dated September 7, 2022, among Prospect Capital Funding LLC, Prospect Capital Corporation, the lenders from time to time party thereto, the managing agents from time to time party thereto, U.S. Bank National Association as Calculation Agent, Paying Agent and Documentation Agent, KeyBank National Association as Facility Agent, and KeyBank National Association as Syndication Agent, Structuring Agent, Sole Lead Arranger and Sole Bookrunner(524)

10.44	Amendment No. 1 to Amended and Restated Dealer Manager Agreement, dated October 7, 2022, between the Company, Preferred Capital Securities, LLC(535)
10.45
Amendment No. 1 to Amended and Restated Dealer Manager Agreement, dated October 7, 2022, by and among the Company, Prospect Capital Management L.P., Prospect Administration LLC, InspereX LLC and the Agents named therein and added from time to time(536)

10.46	Amendment No. 3 to Amended and Restated Dealer Manager Agreement, dated February 10, 2023, between the Company, Preferred Capital Securities, LLC(545)
10.47	Amended and Restated Preferred Stock Dividend Reinvestment Plan(547)
10.48	Amended and Restated Preferred Stock Dividend Reinvestment Plan(574)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
14	Code of Ethics(353)
21	Subsidiaries of the Registrant (included in the notes to the consolidated financial statements contained in this annual report)
22.1	Proxy Statement(354)
22.2	Published report regarding matters submitted to vote of security holders(355)
23.1	Consent of BDO USA, P.C., Certified Public Accountants of Prospect Capital Corporation*
23.2	Consent of CohnReznick LLP, Certified Public Accountants of National Property REIT Corp.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
99.1	Audited Combined Consolidated Financial Statements of National Property REIT Corp. for the years ended December 31, 2022 and 2021*
99.2	Audited Combined Consolidated Financial Statements of National Property REIT Corp. for the years ended December 31, 2021 and 2020*
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference from the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 6, 2004.
(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(4)	Incorporated by reference from the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 23, 2004.
(5)	Incorporated by reference to Exhibit 10.258 of the Registrant’s Form 10-K filed on August 21, 2013.
(6)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on February 18, 2011.
(7)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on December 21, 2010.
(8)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on February 18, 2011.
(9)	Incorporated by reference from the Registrant’s Registration Statement on Form N-2, filed on September 1, 2011.
(10)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on March 1, 2012.
(11)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on March 8, 2012.
(12)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 14, 2012.
(13)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on September 2, 2014.

(14)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on April 5, 2012.
(15)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on April 12, 2012.
(16)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on April 16, 2012.
(17)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on April 16, 2012.
(18)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on April 26, 2012.
(19)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on August 14, 2012.
(20)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on August 14, 2012.
(21)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on September 27, 2012.
(22)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on October 4, 2012.
(23)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 23, 2012.
(24)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 29, 2012.
(25)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 6, 2012.
(26)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 13, 2012.
(27)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 20, 2012.
(28)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on December 21, 2012.
(29)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on December 28, 2012.
(30)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 4, 2013.
(31)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 10, 2013.
(32)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on January 17, 2013.
(33)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on January 25, 2013.
(34)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on January 31, 2013.
(35)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on February 7, 2013.
(36)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on February 22, 2013.
(37)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on February 28, 2013.
(38)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 7, 2013.
(39)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on March 14, 2013.
(40)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on March 15, 2013.
(41)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on March 15, 2013.
(42)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on March 21, 2013.
(43)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on March 28, 2013.
(44)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on April 4, 2013.
(45)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on April 11, 2013.
(46)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on April 18, 2013.

(47)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on April 25, 2013.
(48)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on May 2, 2013.
(49)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on May 9, 2013.
(50)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on May 23, 2013.
(51)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on May 31, 2013.
(52)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on June 6, 2013.
(53)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on June 13, 2013.
(54)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on June 20, 2013.
(55)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on June 27, 2013.
(56)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on July 5, 2013.
(57)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on July 11, 2013.
(58)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on July 18, 2013.
(59)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on July 25, 2013.
(60)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 1, 2013.
(61)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on August 8, 2013.
(62)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on August 15, 2013.
(63)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on August 22, 2013.
(64)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on September 6, 2013.
(65)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on September 12, 2013.
(66)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on September 19, 2013.
(67)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on September 26, 2013.
(68)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on October 3, 2013.
(69)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on October 10, 2013.
(70)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 51 to the Registration Statement on Form N-2, filed on October 18, 2013.
(71)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on October 24, 2013.
(72)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on October 31, 2013.
(73)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on November 7, 2013.
(74)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on November 15, 2013.
(75)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on November 21, 2013.
(76)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on November 29, 2013.

(77)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on December 5, 2013.
(78)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on December 12, 2013.
(79)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on December 19, 2013.
(80)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on December 27, 2013.
(81)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on January 3, 2014.
(82)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on January 9, 2014.
(83)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on January 16, 2014.
(84)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on January 24, 2014.
(85)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on January 30, 2014.
(86)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on February 6, 2014.
(87)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on February 13, 2014.
(88)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on February 19, 2014.
(89)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on February 21, 2014.
(90)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on February 27, 2014.
(91)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on March 6, 2014.
(92)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on March 11, 2014.
(93)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on March 13, 2014.
(94)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on March 20, 2014.
(95)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on March 27, 2014.
(96)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on April 3, 2014.
(97)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on April 7, 2014.
(98)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on April 10, 2014.
(99)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on April 16, 2014.
(100)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on April 17, 2014.
(101)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on April 24, 2014.
(102)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on May 1, 2014.
(103)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on May 8, 2014.
(104)	Incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-K, filed on August 25, 2014.
(105)	Incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-K, filed on August 25, 2014.
(106)	Incorporated by reference from the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 14, 2014.
(107)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 10-K/A, filed on November 3, 2014.

(108)	Incorporated by reference from the Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 3, 2014.
(109)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 3, 2014.
(110)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 20, 2014.
(111)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 28, 2014.
(112)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 4, 2014.
(113)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 11, 2014.
(114)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 18, 2014.
(115)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on December 29, 2014.
(116)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on January 5, 2015.
(117)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 8, 2015.
(118)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 15, 2015.
(119)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on January 23, 2015.
(120)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on January 29, 2015.
(121)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on February 5, 2015.
(122)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on February 20, 2015.
(123)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on February 26, 2015.
(124)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on March 5, 2015.
(125)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on March 12, 2015.
(126)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 19, 2015.
(127)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on March 26, 2015.
(128)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on April 2, 2015.
(129)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on April 9, 2015.
(130)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on April 16, 2015.
(131)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on April 23, 2015.
(132)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on April 29, 2015.
(133)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on May 7, 2015.
(134)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on May 21, 2015.
(135)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on May 29, 2015.
(136)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on June 4, 2015.
(137)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on June 11, 2015.

(138)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on June 18, 2015.
(139)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on June 25, 2015.
(140)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on July 2, 2015.
(141)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on July 9, 2015.
(142)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on July 16, 2015.
(143)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on July 23, 2015.
(144)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on July 30, 2015.
(145)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on August 6, 2015.
(146)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on August 13, 2015.
(147)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on August 20, 2015.
(148)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 27, 2015.
(149)	Incorporated by reference to Exhibit 14 of the Registrant’s Form 10-K, filed on August 26, 2015.
(150)	Incorporated by reference from the Registrant’s Pre-Effective Registration Statement on Form N-2, filed on August 31, 2015.
(151)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 10-K/A, filed on September 11, 2015.
(152)	Incorporated by reference to Exhibit 99.2 of the Registrant’s Form 10-K/A, filed on September 11, 2015.
(153)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on September 16, 2015.
(154)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on September 17, 2015.
(155)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on September 24, 2015.
(156)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on October 1, 2015.
(157)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on October 8, 2015.
(158)	Incorporated by reference from the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 9, 2015.
(159)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on October 16, 2015.
(160)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on October 22, 2015.
(161)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on October 29, 2015.
(162)	Incorporated by reference from the Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 2, 2015.
(163)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on November 4, 2015.
(164)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 19, 2015.
(165)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 27, 2015.
(166)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on December 3, 2015.
(167)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 10, 2015.
(168)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 17, 2015.

(169)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 24, 2015.
(170)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on December 31, 2015.
(171)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on January 7, 2016.
(172)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 14, 2016.
(173)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 22, 2016.
(174)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on February 12, 2016.
(175)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on March 3, 2016.
(176)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on March 10, 2016.
(177)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on March 17, 2016.
(178)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on March 24, 2016.
(179)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on March 31, 2016.
(180)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on April 7, 2016.
(181)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on April 14, 2016.
(182)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on April 21, 2016.
(183)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on April 28, 2016.
(184)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on May 5, 2016.
(185)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on May 12, 2016.
(186)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on May 26, 2016.
(187)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on June 3, 2016.
(188)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on June 9, 2016.
(189)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on June 16, 2016.
(190)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on June 23, 2016.
(191)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on June 30, 2016.
(192)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on July 8, 2016.
(193)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on July 14, 2016.
(194)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on July 21, 2016.
(195)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on July 28, 2016.
(196)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on August 4, 2016.
(197)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on August 11, 2016.
(198)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on August 18, 2016.

(199)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on August 25, 2016.
(200)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on September 1, 2016.
(201)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on September 15, 2016.
(202)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on September 22, 2016.
(203)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on September 29, 2016.
(204)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on October 6, 2016.
(205)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on October 14, 2016.
(206)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on October 20, 2016.
(207)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on October 27, 2016.
(208)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on November 3, 2016.
(209)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 25, 2016.
(210)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on December 1, 2016.
(211)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on December 8, 2016.
(212)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 15, 2016.
(213)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 22, 2016.
(214)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 30, 2016.
(215)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on January 6, 2017.
(216)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on January 12, 2017.
(217)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 20, 2017.
(218)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 26, 2017.
(219)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on February 2, 2017.
(220)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on February 9, 2017.
(221)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on February 24, 2017.
(222)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on March 2, 2017.
(223)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on March 9, 2017.
(224)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on March 16, 2017.
(225)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on March 23, 2017.
(226)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 30, 2017.
(227)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on April 6, 2017.
(228)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on April 11, 2017.
(229)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on April 11, 2017.

(230)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on April 20, 2017.
(231)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on April 27, 2017.
(232)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on May 4, 2017.
(233)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on May 11, 2017.
(234)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on May 25, 2017.
(235)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on June 2, 2017.
(236)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on June 8, 2017.
(237)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on June 15, 2017.
(238)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on June 22, 2017.
(239)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on June 29, 2017.
(240)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on July 7, 2017.
(241)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on July 13, 2017.
(242)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on July 20, 2017.
(243)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on July 27, 2017.
(244)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on August 3, 2017.
(245)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on August 10, 2017.
(246)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on August 17, 2017.
(247)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on August 24, 2017.
(248)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on August 30, 2017.
(249)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 31, 2017.
(250)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on September 14, 2017.
(251)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on September 21, 2017.
(252)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on September 28, 2017.
(253)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on October 5, 2017.
(254)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on October 13, 2017.
(255)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on October 19, 2017.
(256)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on October 26, 2017.
(257)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 51 to the Registration Statement on Form N-2, filed on November 2, 2017.
(258)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 52 to the Registration Statement on Form N-2, filed on November 24, 2017.
(259)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 53 to the Registration Statement on Form N-2, filed on November 30, 2017.

(260)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 54 to the Registration Statement on Form N-2, filed on December 7, 2017.
(261)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 55 to the Registration Statement on Form N-2, filed on December 14, 2017.
(262)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 56 to the Registration Statement on Form N-2, filed on December 21, 2017.
(263)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 57 to the Registration Statement on Form N-2, filed on December 29, 2017.
(264)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 58 to the Registration Statement on Form N-2, filed on January 5, 2018.
(265)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 59 to the Registration Statement on Form N-2, filed on January 11, 2018.
(266)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 60 to the Registration Statement on Form N-2, filed on January 19, 2018.
(267)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 61 to the Registration Statement on Form N-2, filed on January 25, 2018.
(268)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 62 to the Registration Statement on Form N-2, filed on February 1, 2018.
(269)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 63 to the Registration Statement on Form N-2, filed on February 8, 2018.
(270)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 64 to the Registration Statement on Form N-2, filed on February 23, 2018.
(271)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 65 to the Registration Statement on Form N-2, filed on March 1, 2018.
(272)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 66 to the Registration Statement on Form N-2, filed on March 8, 2018.
(273)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 67 to the Registration Statement on Form N-2, filed on March 15, 2018.
(274)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 68 to the Registration Statement on Form N-2, filed on March 22, 2018.
(275)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 69 to the Registration Statement on Form N-2, filed on March 29, 2018.
(276)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 70 to the Registration Statement on Form N-2, filed on April 5, 2018.
(277)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 71 to the Registration Statement on Form N-2, filed on April 12, 2018.
(278)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 72 to the Registration Statement on Form N-2, filed on April 19, 2018.
(279)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 73 to the Registration Statement on Form N-2, filed on April 26, 2018.
(280)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 74 to the Registration Statement on Form N-2, filed on May 3, 2018.
(281)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 75 to the Registration Statement on Form N-2, filed on May 10, 2018.
(282)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on May 18, 2018.
(283)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on May 18, 2018.
(284)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 78 to the Registration Statement on Form N-2, filed on May 24, 2018.
(285)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 79 to the Registration Statement on Form N-2, filed on June 1, 2018.
(286)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 80 to the Registration Statement on Form N-2, filed on June 7, 2018.
(287)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 81 to the Registration Statement on Form N-2, filed on June 20, 2018.
(288)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 82 to the Registration Statement on Form N-2, filed on June 21, 2018.
(289)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 83 to the Registration Statement on Form N-2, filed on June 28, 2018.
(290)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 84 to the Registration Statement on Form N-2, filed on July 2, 2018.

(291)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 85 to the Registration Statement on Form N-2, filed on July 6, 2018.
(292)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 86 to the Registration Statement on Form N-2, filed on July 12, 2018.
(293)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 87 to the Registration Statement on Form N-2, filed on July 19, 2018.
(294)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 88 to the Registration Statement on Form N-2, filed on July 26, 2018.
(295)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 89 to the Registration Statement on Form N-2, filed on August 2, 2018.
(296)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on August 6, 2018.
(297)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 90 to the Registration Statement on Form N-2, filed on August 9, 2018.
(298)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 91 to the Registration Statement on Form N-2, filed on August 16, 2018.
(299)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 92 to the Registration Statement on Form N-2, filed on August 23, 2018.
(300)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 93 to the Registration Statement on Form N-2, filed on August 30, 2018.
(301)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 95 to the Registration Statement on Form N-2, filed on September 13, 2018.
(302)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 96 to the Registration Statement on Form N-2, filed on September 20, 2018.
(303)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 97 to the Registration Statement on Form N-2, filed on September 27, 2018.
(304)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 98 to the Registration Statement on Form N-2, filed on October 1, 2018.
(305)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 99 to the Registration Statement on Form N-2, filed on October 4, 2018.
(306)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 100 to the Registration Statement on Form N-2, filed on October 12, 2018.
(307)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 101 to the Registration Statement on Form N-2, filed on October 18, 2018.
(308)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 102 to the Registration Statement on Form N-2, filed on October 25, 2018.
(309)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 103 to the Registration Statement on Form N-2, filed on November 1, 2018.
(310)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 8, 2018.
(311)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 23, 2018.
(312)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on November 29, 2018.
(313)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 6, 2018.
(314)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 13, 2018.
(315)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on December 20, 2018.
(316)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on December 28, 2018.
(317)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 4, 2019.
(318)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 10, 2019.
(319)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on January 17, 2019.
(320)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on January 25, 2019.

(321)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on January 31, 2019.
(322)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on February 7, 2019.
(323)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on February 20, 2019.
(324)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on February 22, 2019.
(325)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on February 28, 2019.
(326)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 1, 2019.
(327)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on March 7, 2019.
(328)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on March 14, 2019.
(329)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on March 21, 2019.
(330)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on March 28, 2019.
(331)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on April 4, 2019.
(332)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on April 11, 2019.
(333)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on April 18, 2019.
(334)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on April 25, 2019.
(335)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on May 2, 2019.
(336)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on May 9, 2019.
(337)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on May 17, 2019.
(338)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on May 23, 2019.
(339)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on May 31, 2019.
(340)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on June 6, 2019.
(341)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on June 13, 2019.
(342)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on June 20, 2019.
(343)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on June 27, 2019.
(344)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on July 5, 2019.
(345)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on July 11, 2019.
(346)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on July 18, 2019.
(347)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on July 25, 2019.
(348)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 1, 2019.
(349)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on August 8, 2019.
(350)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on August 15, 2019.

(351)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on August 22, 2019.
(352)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on August 29, 2019.
(353)	Incorporated by reference to Exhibit 14 of the Registrant’s Form 10-K/A, filed on October 20, 2016.
(354)	Incorporated by reference from the Registrant’s Proxy Statement, filed on September 18, 2018.
(355)	Incorporated by reference from the Registrant’s Form 8-K, filed on January 8, 2019.
(356)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 26, 2019.
(357)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on October 3, 2019.
(358)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on October 10, 2019.
(359)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on October 18, 2019.
(360)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on October 24, 2019.
(361)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on October 31, 2019.
(362)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on November 7, 2019.
(363)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on November 21, 2019.
(364)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on November 29, 2019.
(365)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on December 5, 2019.
(366)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on December 12, 2019.
(367)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on December 19, 2019.
(368)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on December 27, 2019.
(369)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on January 3, 2020.
(370)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on January 9, 2020.
(371)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on January 16, 2020.
(372)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on January 24, 2020.
(373)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on January 30, 2020.
(374)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on February 6, 2020.
(375)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on February 12, 2020.
(376)	Incorporated by reference from the Registrant's Registration Statement on Form N-2, filed on February 13, 2020.
(377)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on February 27, 2020.
(378)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on March 5, 2020.
(379)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 12, 2020.
(380)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on March 19, 2020.
(381)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on March 26, 2020.
(382)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on April 17, 2020.

(383)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on April 23, 2020.
(384)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on April 30, 2020.
(385)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on May 7, 2020.
(386)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on May 14, 2020.
(387)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on May 29, 2020.
(388)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on June 4, 2020.
(389)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on June 11, 2020.
(390)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on June 18, 2020.
(391)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on June 25, 2020.
(392)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on July 2, 2020.
(393)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on July 9, 2020.
(394)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on July 16, 2020.
(395)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on July 23, 2020.
(396)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on July 30, 2020.
(397)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on August 6, 2020.
(398)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on August 13, 2020.
(399)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on August 20, 2020.
(400)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on September 11, 2019.
(401)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on June 15, 2020.
(402)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on August 5, 2020.
(403)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on August 27, 2020.
(404)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on September 11, 2020.
(405)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on September 17, 2020.
(406)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on September 24, 2020.
(407)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on October 1, 2020.
(408)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on October 8, 2020.
(409)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on October 16, 2020.
(410)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on October 22, 2020.
(411)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on October 29, 2020.
(412)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on November 5, 2020.
(413)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on November 19, 2020.

(414)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on November 27, 2020.
(415)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on December 4, 2020.
(416)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on December 10, 2020.
(417)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on December 17, 2020.
(418)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on December 28, 2020.
(419)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on December 31, 2020.
(420)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on January 7, 2021.
(421)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on January 14, 2021.
(422)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on January 22, 2021.
(423)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on January 28, 2021.
(424)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on February 4, 2021.
(425)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on February 11, 2021.
(426)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on February 25, 2021.
(427)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on March 4, 2021.
(428)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on March 11, 2021.
(429)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on March 18, 2021.
(430)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on March 25, 2021.
(431)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 51 to the Registration Statement on Form N-2, filed on April 1, 2021.
(432)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 52 to the Registration Statement on Form N-2, filed on April 8, 2021.
(433)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 53 to the Registration Statement on Form N-2, filed on April 15, 2021.
(434)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 54 to the Registration Statement on Form N-2, filed on April 22, 2021.
(435)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 55 to the Registration Statement on Form N-2, filed on April 29, 2021.
(436)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 56 to the Registration Statement on Form N-2, filed on May 6, 2021.
(437)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 57 to the Registration Statement on Form N-2, filed on May 20, 2021.
(438)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 58 to the Registration Statement on Form N-2, filed on May 27, 2021.
(439)	Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K, filed on May 27, 2021.
(440)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 59 to the Registration Statement on Form N-2, filed on June 4, 2021.
(441)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 60 to the Registration Statement on Form N-2, filed on June 10, 2021.
(442)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 61 to the Registration Statement on Form N-2, filed on June 17, 2021.
(443)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 62 to the Registration Statement on Form N-2, filed on June 24, 2021.

(444)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 63 to the Registration Statement on Form N-2, filed on July 1, 2021.
(445)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 64 to the Registration Statement on Form N-2, filed on July 9, 2021.
(446)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 65 to the Registration Statement on Form N-2, filed on July 15, 2021.
(447)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 66 to the Registration Statement on Form N-2, filed on July 22, 2021.
(448)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 67 to the Registration Statement on Form N-2, filed on July 29, 2021.
(449)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 68 to the Registration Statement on Form N-2, filed on August 5, 2021.
(450)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 69 to the Registration Statement on Form N-2, filed on August 12, 2021.
(451)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 70 to the Registration Statement on Form N-2, filed on August 19, 2021.
(452)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 71 to the Registration Statement on Form N-2, filed on August 26, 2021.
(453)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 72 to the Registration Statement on Form N-2, filed on September 10, 2021.
(454)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 73 to the Registration Statement on Form N-2, filed on September 16, 2021.
(455)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 74 to the Registration Statement on Form N-2, filed on September 23, 2021.
(456)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 75 to the Registration Statement on Form N-2, filed on September 30, 2021.
(457)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 76 to the Registration Statement on Form N-2, filed on October 7, 2021.
(458)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 77 to the Registration Statement on Form N-2, filed on October 15, 2021.
(459)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 78 to the Registration Statement on Form N-2, filed on October 21, 2021.
(460)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 79 to the Registration Statement on Form N-2, filed on October 28, 2021.
(461)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 80 to the Registration Statement on Form N-2, filed on November 4, 2021.
(462)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 81 to the Registration Statement on Form N-2, filed on November 18, 2021.
(463)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 82 to the Registration Statement on Form N-2, filed on November 26, 2021.
(464)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 83 to the Registration Statement on Form N-2, filed on December 2, 2021.
(465)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 84 to the Registration Statement on Form N-2, filed on December 9, 2021.
(466)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 85 to the Registration Statement on Form N-2, filed on December 16, 2021.
(467)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 86 to the Registration Statement on Form N-2, filed on December 23, 2021.
(468)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 87 to the Registration Statement on Form N-2, filed on December 30, 2021.
(469)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 88 to the Registration Statement on Form N-2, filed on January 6, 2022.
(470)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 89 to the Registration Statement on Form N-2, filed on January 13, 2022.
(471)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 90 to the Registration Statement on Form N-2, filed on January 21, 2022.
(472)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 91 to the Registration Statement on Form N-2, filed on January 27, 2022.
(473)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 92 to the Registration Statement on Form N-2, filed on February 3, 2022.

(474)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 93 to the Registration Statement on Form N-2, filed on February 10, 2022.
(475)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 94 to the Registration Statement on Form N-2, filed on February 25, 2022.
(476)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 95 to the Registration Statement on Form N-2, filed on March 3, 2022.
(477)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 96 to the Registration Statement on Form N-2, filed on March 10, 2022.
(478)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 97 to the Registration Statement on Form N-2, filed on March 17, 2022.
(479)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 98 to the Registration Statement on Form N-2, filed on March 24, 2022.
(480)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 99 to the Registration Statement on Form N-2, filed on March 31, 2022.
(481)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 100 to the Registration Statement on Form N-2, filed on April 7, 2022.
(482)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 101 to the Registration Statement on Form N-2, filed on April 14, 2022.
(483)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 102 to the Registration Statement on Form N-2, filed on April 21, 2022.
(484)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 103 to the Registration Statement on Form N-2, filed on April 28, 2022.
(485)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 104 to the Registration Statement on Form N-2, filed on May 5, 2022.
(486)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 105 to the Registration Statement on Form N-2, filed on May 19, 2022.
(487)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 106 to the Registration Statement on Form N-2, filed on May 26, 2022.
(488)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 107 to the Registration Statement on Form N-2, filed on June 3, 2022.
(489)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 108 to the Registration Statement on Form N-2, filed on June 9, 2022.
(490)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 109 to the Registration Statement on Form N-2, filed on June 16, 2022.
(491)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 110 to the Registration Statement on Form N-2, filed on June 24, 2022.
(492)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 111 to the Registration Statement on Form N-2, filed on June 30, 2022.
(493)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 112 to the Registration Statement on Form N-2, filed on July 8, 2022.
(494)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 113 to the Registration Statement on Form N-2, filed on July 14, 2022.
(495)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 114 to the Registration Statement on Form N-2, filed on July 21, 2022.
(496)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 115 to the Registration Statement on Form N-2, filed on July 28, 2022.
(497)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 116 to the Registration Statement on Form N-2, filed on August 4, 2022.
(498)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 117 to the Registration Statement on Form N-2, filed on August 11, 2022.
(499)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on August 4, 2020.
(500)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on August 4, 2020.
(501)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on November 4, 2020.
(502)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on November 4, 2020.
(503)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on November 4, 2020.
(504)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on November 4, 2020.
(505)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on January 22, 2021.
(506)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on January 22, 2021.

(507)	Incorporated by reference to Exhibit 1.1 of the Registrant's Form 8-K, filed on February 25, 2021.
(508)	Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed on May 3, 2021.
(509)	Incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K, filed on May 26, 2021.
(510)	Incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K, filed on May 26, 2021.
(511)	Incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K, filed on July 19, 2021.
(512)	Incorporated by reference to Exhibit 3.2 of the Registrant's Form 8-K, filed on July 19, 2021.
(513)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(514)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on September 24, 2021.
(515)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on September 30, 2021.
(516)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(517)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(518)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(519)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on June 9, 2022.
(520)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on June 9, 2022.
(521)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 118 to the Registration Statement on Form N-2, filed on August 18, 2022.
(522)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 119 to the Registration Statement on Form N-2, filed on August 25, 2022.
(523)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 120 to the Registration Statement on Form N-2, filed on September 22, 2022.
(524)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on September 7, 2022.
(525)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 121 to the Registration Statement on Form N-2, filed on October 20, 2022.
(526)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 122 to the Registration Statement on Form N-2, filed on October 27, 2022.
(527)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 123 to the Registration Statement on Form N-2, filed on November 3, 2022.
(528)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 124 to the Registration Statement on Form N-2, filed on November 10, 2022.
(529)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 125 to the Registration Statement on Form N-2, filed on November 25, 2022.
(530)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 126 to the Registration Statement on Form N-2, filed on December 1, 2022.
(531)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 127 to the Registration Statement on Form N-2, filed on December 8, 2022.
(532)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 128 to the Registration Statement on Form N-2, filed on December 15, 2022.
(533)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 129 to the Registration Statement on Form N-2, filed on December 22, 2022.
(534)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 130 to the Registration Statement on Form N-2, filed on December 30, 2022.
(535)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(536)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(537)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(538)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(539)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 131 to the Registration Statement on Form N-2, filed on January 6, 2023.
(540)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 132 to the Registration Statement on Form N-2, filed on January 12, 2023.
(541)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 133 to the Registration Statement on Form N-2, filed on January 20, 2023.
(542)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 134 to the Registration Statement on Form N-2, filed on January 26, 2023.
(543)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 135 to the Registration Statement on Form N-2, filed on February 2, 2023.

(544)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 136 to the Registration Statement on Form N-2, filed on February 9, 2023.
(545)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on February 13, 2023.
(546)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on February 13, 2023.
(547)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on February 13, 2023.
(548)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on February 24, 2023.
(549)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 2, 2023.
(550)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on March 9, 2023.
(551)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on March 16, 2023.
(552)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on March 23, 2023.
(553)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on March 30, 2023.
(554)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on April 6, 2023.
(555)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on April 13, 2023.
(556)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on April 20, 2023.
(557)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on April 27, 2023.
(558)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on May 4, 2023.
(559)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on May 11, 2023.
(560)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on May 25, 2023.
(561)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on June 2, 2023.
(562)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on June 8, 2023.
(563)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on June 15, 2023.
(564)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on June 23, 2023.
(565)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on June 29, 2023.
(566)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on July 7, 2023.
(567)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on July 13, 2023.
(568)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on July 20, 2023.
(569)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on July 27, 2023.
(570)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on August 3, 2023.
(571)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on August 10, 2023.
(572)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on August 17, 2023.
(573)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on August 24, 2023.
(574)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on June 12, 2023.

Item 16. Form 10-K Summary

Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 8, 2023.

PROSPECT CAPITAL CORPORATION

By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN F. BARRY III	/s/ ANDREW C. COOPER
John F. Barry III	Andrew C. Cooper
Chairman of the Board, Chief Executive Officer and Director	Director
September 8, 2023	September 8, 2023

/s/ KRISTIN L. VAN DASK	/s/ WILLIAM J. GREMP
Kristin L. Van Dask	William J. Gremp
Chief Financial Officer	Director
September 8, 2023	September 8, 2023

/s/ M. GRIER ELIASEK	/s/ EUGENE S. STARK
M. Grier Eliasek	Eugene S. Stark
President, Chief Operating Officer and Director	Director
September 8, 2023	September 8, 2023