Form 10-Q
period 2023-09-30
PROSPECT CAPITAL CORP
filed 2023-11-08
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of November 7, 2023, there were 410,385,847 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “should,” “could,” “may,” “plan” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended June 30, 2023, and those described from time to time in reports that we have filed or in the future may file with the Securities and Exchange Commission.

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
•the impact of global health epidemics, wars and civil disorder and other events outside our control, including, but not limited to, the renewed hostilities in the Middle East and the conflict between Russia and Ukraine, on our and our portfolio companies’ businesses and the global economy;
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
•authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission, Internal Revenue Service, the NASDAQ Global Select Market, the New York Stock Exchange LLC, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business; and
•any of the other risks, uncertainties and other factors we identify herein or in our Annual Report on Form 10-K for the year ended June 30, 2023.

PART I
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	September 30, 2023	June 30, 2023

	(Unaudited)	(Audited)
Assets
Investments at fair value:
Control investments (amortized cost of $3,060,201 and $2,988,496, respectively)	$3,625,608	$3,571,697
Affiliate investments (amortized cost of $10,162 and $8,855, respectively)	12,541	10,397
Non-control/non-affiliate investments (amortized cost of $4,543,490 and $4,803,245, respectively)	4,098,668	4,142,837
Total investments at fair value (amortized cost of $7,613,853 and $7,800,596, respectively)(Note 3)	7,736,817	7,724,931
Cash and cash equivalents (restricted cash of $4,575 and $5,074, respectively)	68,907	95,646
Receivables for:
Interest, net	30,796	22,701
Other	1,057	1,051
Deferred financing costs on Revolving Credit Facility (Note 4)	14,906	15,569
Due from broker	435	617
Prepaid expenses	893	1,149
Due from Affiliate (Note 13)	17	2
Total Assets	7,853,828	7,861,666
Liabilities
Revolving Credit Facility (Notes 4 and 8)	915,021	1,014,703
Public Notes (less unamortized discount and debt issuance costs of $15,929 and $17,103, respectively) (Notes 6 and 8)	1,065,311	1,064,137
Prospect Capital InterNotes® (less unamortized debt issuance costs of $6,510 and $6,688, respectively) (Notes 7 and 8)	352,324	351,417
Convertible Notes (less unamortized debt issuance costs of $1,350 and $1,577, respectively) (Notes 5 and 8)	154,818	154,591
Due to Prospect Capital Management (Note 13)	64,906	61,651
Dividends payable	24,798	31,033
Interest payable	20,303	22,684
Accrued expenses	3,590	4,926
Due to Prospect Administration (Note 13)	1,521	4,066
Due to broker	16	94
Due to Affiliate (Note 13)	—	161
Other liabilities	107	1,524
Total Liabilities	2,602,715	2,710,987
Commitments and Contingencies (Note 3 and Note 15)
Preferred Stock, par value $0.001 per share (447,900,000 and 447,900,000 shares of preferred stock authorized, with 72,000,000 and 72,000,000 as Series A1, 72,000,000 and 72,000,000 as Series M1, 72,000,000 and 72,000,000 as Series M2, 20,000,000 and 20,000,000 as Series AA1, 20,000,000 and 20,000,000 as Series MM1, 1,000,000 and 1,000,000 as Series A2, 6,900,000 and 6,900,000 as Series A, 72,000,000 and 72,000,000 as Series A3, 72,000,000 and 72,000,000 as Series M3, 20,000,000 and 20,000,000 as Series AA2, and 20,000,000 and 20,000,000 as Series MM2, each as of September 30, 2023 and June 30, 2023; 30,780,669 and 30,965,138 Series A1 shares issued and outstanding; 3,155,352 and 3,681,591 Series M1 shares issued and outstanding; 0 and 0 Series M2 shares issued and outstanding; 0 and 0 Series AA1 shares issued and outstanding; 0 and 0 Series MM1 shares issued and outstanding; 164,000 and 164,000 Series A2 shares issued and outstanding; 5,900,345 and 5,962,654 Series A shares issued and outstanding; 21,611,105 and 18,829,837 Series A3 shares issued and outstanding; 2,882,254 and 2,498,788 Series M3 shares issued and outstanding; 0 and 0 Series AA2 shares issued and outstanding; and 0 and 0 Series MM2 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively) at carrying value plus cumulative accrued and unpaid dividends (Note 9)
	1,470,247	1,418,014
Net Assets Applicable to Common Shares	$3,780,866	$3,732,665
Components of Net Assets Applicable to Common Shares and Net Assets, respectively
Common stock, par value $0.001 per share (1,552,100,000 and 1,552,100,000 common shares authorized; 408,618,704 and 404,033,549 issued and outstanding, respectively) (Note 9)	409	404
Paid-in capital in excess of par (Note 9 and 12)	4,151,023	4,123,586
Total distributable (loss) (Note 12)	(370,566)	(391,325)
Net Assets Applicable to Common Shares	$3,780,866	$3,732,665
Net Asset Value Per Common Share (Note 16)	$9.25	$9.24

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,
	2023	2022
Investment Income
Interest income:
Control investments	$73,243	$62,263
Affiliate investments	—	7,461
Non-control/non-affiliate investments	112,517	81,698
Structured credit securities	16,687	22,896
Total interest income	202,447	174,318
Dividend income:
Control investments	227	1,187
Affiliate investments	1,307	1,374
Non-control/non-affiliate investments	1,525	340
Total dividend income	3,059	2,901
Other income:
Control investments	29,745	20,665
Affiliate investments	—	133
Non-control/non-affiliate investments	994	4,657
Total other income (Note 10)	30,739	25,455
Total Investment Income	236,245	202,674
Operating Expenses
Base management fee (Note 13)	39,289	38,314
Income incentive fee (Note 13)	25,617	21,626
Interest and credit facility expenses	40,593	33,870
Allocation of overhead from Prospect Administration (Note 13)	2,113	3,099
Audit, compliance and tax related fees	1,017	2,301
Directors’ fees	135	131
Other general and administrative expenses	1,869	4,067
Total Operating Expenses	110,633	103,408
Net Investment Income	125,612	99,266
Net Realized and Net Change in Unrealized Gains (Losses) from Investments
Net realized losses
Control investments	(147)	(1,093)
Non-control/non-affiliate investments	(207,342)	(22,084)
Net realized losses	(207,489)	(23,177)
Net change in unrealized gains (losses)
Control investments	(17,794)	(47,289)
Affiliate investments	837	(70,786)
Non-control/non-affiliate investments	215,586	(50,425)
Net change in unrealized gains (losses)	198,629	(168,500)
Net Realized and Net Change in Unrealized Gains (Losses) from Investments	(8,860)	(191,677)
Net realized losses on extinguishment of debt	(91)	(28)
Net Increase (Decrease) in Net Assets Resulting from Operations	116,661	(92,439)
Preferred Stock dividends	(23,151)	(12,760)
Gain on repurchase of Preferred Stock	501	—
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stockholders	$94,011	$(105,199)
Basic and diluted earnings (loss) per common share (Note 11)
Basic	$0.23	$(0.27)
Diluted	$0.18	$(0.27)
Weighted-average shares of common stock outstanding (Note 11)
Basic	406,350,619	394,337,440
Diluted	635,590,328	394,337,440
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS AND TEMPORARY EQUITY
(in thousands, except share and per share data)
(Unaudited)

	Preferred Stock Classified as Temporary Equity		Common Stock
Three Months Ended September 30, 2023	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributable earnings (loss)(1)	Total Net Assets
Balance as of June 30, 2023	62,102,009	$1,418,014	404,033,549	$404	$4,123,586	$(391,325)	$3,732,665
Net Increase (Decrease) in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						125,612	125,612
Net realized losses						(207,079)	(207,079)
Net change in unrealized gains						198,629	198,629
Distributions to Shareholders
Distributions from earnings (Note 16)						(96,403)	(96,403)
Capital Transactions
Issuance of preferred stock	3,198,085	71,342
Repurchase of Preferred Stock	(62,309)	(1,503)
Shares issued through reinvestment of dividends	29,413	709	1,538,258	2	9,162		9,164
Conversion of preferred stock to common stock	(773,473)	(18,278)	3,046,897	3	18,275		18,278
Net (decrease) in preferred dividend accrual		(37)
Total increase (decrease) for the three months ended September 30, 2023	2,391,716	52,233	4,585,155	5	27,437	20,759	48,201
Balance as of September 30, 2023	64,493,725	$1,470,247	408,618,704	$409	$4,151,023	$(370,566)	$3,780,866

	Preferred Stock Classified as Temporary Equity		Common Stock
Three Months Ended September 30, 2022	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributable earnings (loss)(1)	Total Net Assets
Balance as of June 30, 2022	29,607,882	$692,076	393,164,437	$393	$4,050,370	$68,360	$4,119,123
Net Increase in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						99,266	99,266
Net realized losses						(23,205)	(23,205)
Net change in unrealized losses						(168,500)	(168,500)
Distributions to Shareholders(1)
Distributions from earnings(Note 16)						(83,832)	(83,832)
Capital Transactions
Issuance of Preferred Stock	11,521,659	257,272
Shares issued through reinvestment of dividends	9,395	234	2,154,958	2	15,241		15,243
Conversion of preferred stock to common stock	(274,644)	(6,324)	859,358	1	6,323		6,324
Conversion of convertible notes to common stock			300		3		3,000
Total increase (decrease) for the three months ended September 30, 2022	11,256,410	251,182	3,014,616	3	21,567	(176,271)	(154,701)
Balance as of September 30, 2022	40,864,292	$943,258	396,179,053	$396	$4,071,937	$(107,911)	$3,964,422

(1) Tax character of distributions is not yet finalized for the respective fiscal period and will not be finalized until we file our tax return for our tax year ending August 31, 2023. See Note 2 and Note 12 within the accompanying notes to consolidated financial statements for further discussion on tax reclassification of net assets and tax basis components of dividends.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Three Months Ended September 30,
	2023	2022
Operating Activities
Net increase (decrease) in net assets resulting from operations	$116,661	$(92,439)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized losses on extinguishment of debt	91	28
Net realized losses on investments	207,489	23,177
Net change in unrealized losses (gains) on investments	(198,629)	168,500
Amortization of discounts (accretion of premiums), net	(1,349)	(1,567)
Accretion of original issue discount	716	1,692
Amortization of deferred financing costs	1,843	767
Payment-in-kind interest	(23,103)	(24,194)
Structuring fees	(656)	(4,225)
Change in operating assets and liabilities:
Payments for purchases of investments	(107,315)	(276,111)
Proceeds from sale of investments and collection of investment principal	93,454	127,286
Decrease to Subordinated Structured Notes cost, net	18,223	6,979
Decrease in due from broker	182	—
(Increase) in interest receivable, net	(8,095)	(5,856)
(Increase) in other receivables	(6)	(564)
Decrease in prepaid expenses	256	239
(Increase) in due from affiliate	(15)	—
(Decrease) increase in due to broker	(78)	2,834
Increase in due to Prospect Capital Management	3,255	1,847
(Decrease) increase in accrued expenses	(1,336)	1,466
(Decrease) in interest payable	(2,381)	(7,243)
(Decrease) in due to affiliates	(161)	—
(Decrease) increase in due to Prospect Administration	(2,545)	188
(Decrease) increase in other liabilities	(1,417)	297
Net Cash (Used in) Provided by Operating Activities	95,084	(76,899)
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	219,000	262,300
Principal payments under Revolving Credit Facility (Note 4)	(318,682)	(301,913)
Redemptions of Public Notes (Note 6)	—	(341)
Redemptions of Convertible Notes (Note 5)	—	(60,501)
Issuances of Prospect Capital InterNotes® (Note 7)	3,976	2,624
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(3,247)	(1,144)
Financing costs paid and deferred	(409)	(5,187)
Repurchase of Preferred Stock	(1,001)	—
Proceeds from issuance of preferred stock, net of underwriting costs	72,651	261,625
Offering costs from issuance of preferred stock	(1,309)	(4,353)
Dividends paid and distributions to stockholders	(92,802)	(68,176)
Net Cash Provided by (Used in) Financing Activities	(121,823)	84,934
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(26,739)	8,035
Cash, Cash Equivalents and Restricted Cash at beginning of period	95,646	35,364
Cash, Cash Equivalents and Restricted Cash at End of Period	$68,907	$43,399
Supplemental Disclosures
Cash paid for interest	$40,415	$38,654
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$9,873	$15,477
Conversion of preferred stock to common stock	$18,278	$6,324
Conversion of Convertible Notes to common stock	$—	$3,000
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2023 (Unaudited)
(in thousands, except share data)

							September 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(40)

CP Energy Services Inc. (20)	Energy Equipment & Services	First Lien Term Loan	10/1/2017	14.50% (3M SOFR+ 9.00%)	1.00	4/4/2027	$53,139	$53,139	$53,139	1.4%	(10)(39)
		First Lien Term Loan	4/5/2022	14.50% (3M SOFR+ 9.00%)	1.00	4/4/2027	6,827	6,827	6,827	0.2%	(10)(39)
		First Lien Term Loan	1/6/2023	14.50% (3M SOFR + 9.00%)	1.00	4/4/2027	13,591	13,591	13,591	0.4%	(10)(39)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	13.59% PIK (1M SOFR+ 8.00%)	1.00	12/31/2025	33,415	33,415	32,021	0.8%	(10)(39)
		Series A Preferred Units to Spartan Energy Holdings, Inc. (10,000 shares)	9/25/2020	15.00%	—	N/A	—	26,193	—	—%	(16)
		Series B Convertible Preferred Stock (790 shares)	10/30/2015	16.00%	—	N/A	—	63,225	7,759	0.2%	(16)
		Common Stock (102,924 shares)	8/2/2013		—	N/A	—	86,240	—	—%	(16)
								282,630	113,337	3.0%
Credit Central Loan Company, LLC (21)	Consumer Finance	First Lien Term Loan	12/28/2012	5.00% plus 5.00% PIK	—	6/30/2025	79,093	78,237	77,347	2.0%	(14)(39)
		Class A Units (14,867,312 units)	12/28/2012		—	N/A	—	19,331	—	—%	(14)(16)
		Preferred Class P Shares (11,520,481 units)	7/1/2022	12.75%	—	N/A	—	11,520	—	—%	(14)(16)
		Net Revenues Interest (25% of Net Revenues)	1/28/2015		—	N/A	—	—	—	—%	(14)(16)
								109,088	77,347	2.0%
Echelon Transportation, LLC	Aerospace & Defense	First Lien Term Loan	3/31/2014	6.00%	—	12/7/2026	54,739	54,739	54,739	1.4%	(39)
		Membership Interest(100%)	3/31/2014		—	N/A	—	22,738	—	—%	(16)
		Preferred Units(32,842,586 shares)	1/31/2022		—	N/A	—	32,843	8,541	0.2%	(16)
								110,320	63,280	1.6%
First Tower Finance Company LLC (23)	Consumer Finance	First Lien Term Loan to First Tower, LLC	6/24/2014	10.00% plus 5.00% PIK	—	2/18/2025	401,514	401,514	401,514	10.6%	(14)(39)
		Class A Units (95,709,910 units)	6/14/2012		—	N/A	—	31,146	214,078	5.8%	(14)(16)
								432,660	615,592	16.4%
Freedom Marine Solutions, LLC (24)	Energy Equipment & Services	Membership Interest (100%)	11/9/2006		—	N/A	—	46,142	12,638	0.3%	(16)
								46,142	12,638	0.3%
InterDent, Inc.	Health Care Providers & Services	First Lien Term Loan A/B	8/1/2018	20.09% (1M SOFR+ 14.65%)	2.00	9/5/2025	14,249	14,249	14,249	0.4%	(3) (10)
		First Lien Term Loan A	8/3/2012	10.94% (1M SOFR+ 5.50%)	1.00	9/5/2025	95,823	95,823	95,823	2.5%	(3) (10)
		First Lien Term Loan B	8/3/2012	12.00% PIK		9/5/2025	188,662	188,662	188,662	5.0%	(39)
		Common Stock (99,900 shares)	5/3/2019		—	N/A	—	45,118	159,446	4.2%	(16)
								343,852	458,180	12.1%
Kickapoo Ranch Pet Resort	Diversified Consumer Services	Membership Interest (100%)	8/26/2019		—	N/A	—	2,378	3,242	0.1%
								2,378	3,242	0.1%
MITY, Inc. (25)	Commercial Services & Supplies	First Lien Term Loan A	9/19/2013	12.65% (3M SOFR+ 7.00%)	3.00	4/30/2025	32,074	32,074	32,074	0.8%	(3) (10)(39)
		First Lien Term Loan B	6/23/2014	12.65% (3M SOFR+ 7.00%) plus 10.00% PIK	3.00	4/30/2025	18,274	18,274	18,274	0.5%	(10)(39)
		Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%	—	1/1/2028	5,311	7,200	7,200	0.2%	(14)
		Common Stock (42,053 shares)	9/19/2013		—	N/A	—	27,348	18,467	0.5%	(16)
								84,896	76,015	2.0%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2023 (Continued)(Unaudited)
(in thousands, except share data)

							September 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(40)

National Property REIT Corp. (26)	Equity Real Estate Investment Trusts (REITs) / Online Lending / Structured Finance	First Lien Term Loan A	12/31/2018	4.51% (3M SOFR+ 0.25%) plus 2.00% PIK	3.75	3/31/2026	$579,462	$579,462	$579,462	15.3%	(10)(39)
		First Lien Term Loan B	12/31/2018	7.65% (3M SOFR+ 2.00%)	3.00	3/31/2026	20,630	20,630	20,630	0.5%	(10)(39)
		First Lien Term Loan C	10/31/2019	15.65%(3M SOFR+ 10.00%%) plus 2.25% PIK	1.00	3/31/2026	200,600	200,600	200,600	5.3%	(10)(39)
		First Lien Term Loan D	6/19/2020	4.51% (3M SOFR+ 0.25%) plus 2.00% PIK	3.75	3/31/2026	183,425	183,425	183,425	4.9%	(10)(39)
		First Lien Term Loan E	11/14/2022	7.26% (3M SOFR + 1.50%) plus 7.00% PIK	5.50	3/31/2026	13,862	13,862	13,862	0.4%	(10)(39)
		Residual Profit Interest	12/31/2018		—	N/A	—	—	49,537	1.3%	(35)
		Common Stock (3,350,519 shares)	12/31/2013		—	N/A	—	15,430	582,226	15.4%	(16)(45)
								1,013,409	1,629,742	43.1%
Nationwide Loan Company LLC (27)	Consumer Finance	First Lien Term Loan	6/18/2014	10.00% plus 10.00% PIK	—	6/18/2024	23,383	23,383	23,383	0.6%	(14)(39)
		Class A Units (38,550,460 units)	1/31/2013		—	N/A	—	20,846	22,299	0.6%	(14)(16)
								44,229	45,682	1.2%
NMMB, Inc. (28)	Media	First Lien Term Loan	12/30/2019	14.15% (3M SOFR+ 8.50%)	2.00	3/31/2027	29,723	29,723	29,723	0.8%	(3) (10)
		Common Stock (21,418 shares)	12/30/2019		—	N/A	—	—	75,024	2.0%
								29,723	104,747	2.8%
Pacific World Corporation (36)	Personal Products	First Lien Revolving Line of Credit - $26,000 Commitment	9/26/2014	12.83% PIK (1M SOFR+ 7.25%)	1.00	9/26/2025	31,451	31,451	31,451	0.8%	(10)(15)(39)
		First Lien Term Loan A	12/31/2014	10.83% PIK (1M SOFR+ 5.25%)	1.00	9/26/2025	60,456	60,456	31,772	0.8%	(10)(39)
		Convertible Preferred Equity (350,517 shares)	6/15/2018	6.50% PIK	—	N/A	—	189,295	—	—%	(16)
		Common Stock (6,778,414 shares)	9/29/2017		—	N/A	—	—	—	—%	(16)
								281,202	63,223	1.6%
R-V Industries, Inc.	Machinery	First Lien Term Loan	12/15/2020	14.65% (3M SOFR+ 9.00%)	1.00	12/15/2028	37,322	37,322	37,322	1.0%	(3) (10)
		Common Stock (745,107 shares)	6/26/2007		—	N/A	—	6,866	67,412	1.8%	(16)
								44,188	104,734	2.8%
Universal Turbine Parts, LLC (34)	Trading Companies & Distributors	First Lien Delayed Draw Term Loan - $6,965 Commitment	2/28/2019	13.40% (3M SOFR+ 7.75%)	1.00	4/5/2025	3,100	3,100	3,100	0.1%	(10)(15)
		First Lien Term Loan A	7/22/2016	11.40% (3M SOFR+ 5.75%)	1.00	4/5/2025	29,575	29,575	29,575	0.8%	(3) (10)
		Preferred Units (64,946,647 units)	3/31/2021		—	N/A	—	32,500	16,190	0.4%	(16)
		Common Stock (10,000 units)	12/10/2018		—	N/A	—	—	—	—%	(16)
								65,175	48,865	1.3%
USES Corp. (30)	Commercial Services & Supplies	First Lien Term Loan	12/30/2020	14.59% (1M SOFR + 9.00%)	1.00	7/29/2024	2,000	2,000	2,000	0.1%	(10)
		First Lien Equipment Term Loan	8/3/2022	14.59% (1M SOFR + 9.00%)	1.00	7/29/2024	10,942	10,942	10,942	0.3%	(10)(39)
		First Lien Term Loan A	3/31/2014	9.00% PIK	—	7/29/2024	67,134	30,651	6,550	0.2%	(9)
		First Lien Term Loan B	3/31/2014	15.50% PIK	—	7/29/2024	108,727	35,568	—	—%	(9)
		Common Stock (268,962 shares)	6/15/2016		—	N/A	—	—	—	—%	(16)
								79,161	19,492	0.6%
Valley Electric Company, Inc. (31)	Construction & Engineering	First Lien Term Loan to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	10.50% (3M SOFR+ 5.00%) plus 2.50% PIK	3.00	12/31/2024	10,452	10,452	10,452	0.3%	(3) (10)(39)
		First Lien Term Loan	6/24/2014	8.00% plus 10.00% PIK	—	4/30/2028	35,872	35,872	35,872	0.9%	(3) (39)
		First Lien Term Loan B	3/28/2022	4.50% plus 8.00% PIK	—	4/30/2028	32,771	32,771	32,771	0.9%	(3) (39)
		Consolidated Revenue Interest (2.00%)	6/22/2018		—	N/A	—	—	662	—%	(12)
		Common Stock (50,000 shares)	12/31/2012		—	N/A	—	12,053	109,735	2.9%
								91,148	189,492	5.0%
Total Control Investments								$3,060,201	$3,625,608	95.9%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2023 (Continued)(Unaudited)
(in thousands, except share data)

							September 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Affiliate Investments (5.00% to 24.99% voting control)(41)

Nixon, Inc. (32)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)	5/12/2017		—	N/A	$—	$—	$—	—%	(16)
								—	—	—%
RGIS Services, LLC	Commercial Services & Supplies	Membership Interest (5.27%)	6/25/2020		—	N/A	—	10,162	12,541	0.3%
								10,162	12,541	0.3%
Total Affiliate Investments								$10,162	$12,541	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2023 (Continued)(Unaudited)
(in thousands, except share data)

							September 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan	9/21/2018	13.19% (1M SOFR+ 7.75%)	—	10/1/2026	$32,133	$32,015	$30,586	0.8%	(8)(10)
								32,015	30,586	0.8%
ABG Intermediate Holdings 2 LLC	Textiles, Apparel & Luxury Goods	Second Lien Term Loan	12/20/2021	11.42% (1M SOFR+ 6.00%)	0.50	12/20/2029	3,600	3,547	3,600	0.1%	(3)(8)(10)
								3,547	3,600	0.1%
Apidos CLO XI	Structured Finance	Subordinated Structured Note	12/6/2012	Residual Interest, current yield 12.52%	—	4/17/2034	67,783	39,061	30,815	0.8%	(5) (14)
								39,061	30,815	0.8%
Apidos CLO XII	Structured Finance	Subordinated Structured Note	3/15/2013	Residual Interest, current yield 8.72%	—	4/15/2031	52,203	32,531	27,302	0.7%	(5) (14)
								32,531	27,302	0.7%
Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	Residual Interest, current yield 8.45%	—	4/21/2031	48,515	33,621	27,673	0.7%	(5) (14)
								33,621	27,673	0.7%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	Residual Interest, current yield 11.18%	—	4/21/2031	35,855	29,039	24,253	0.6%	(5) (14)
								29,039	24,253	0.6%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	First Lien Revolving Line of Credit - $2,000 Commitment	2/21/2013	14.24% (3M SOFR+ 8.75%)	2.00	5/15/2024	2,000	2,000	1,968	0.1%	(10)(15)
		First Lien Term Loan	2/21/2013	14.24% (3M SOFR+ 8.75%)	2.00	5/15/2024	60,796	60,796	59,834	1.7%	(3) (10)
								62,796	61,802	1.8%
Aventiv Technologies, LLC	Communications Equipment	First Lien Term Loan	8/2/2019	10.23% (6ML+ 4.50%)	1.00	11/1/2024	9,569	9,260	9,387	0.2%	(3)(8)(10)
		Second Lien Term Loan	6/20/2017	13.98% (6ML+ 8.25%)	1.00	11/1/2025	50,662	50,609	47,849	1.3%	(3)(8)(10)
								59,869	57,236	1.5%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	Residual Interest, current yield 0.00%	—	7/20/2029	82,809	31,210	11,090	0.3%	(5) (14)(17)
								31,210	11,090	0.3%
Barracuda Parent, LLC	IT Services	Second Lien Term Loan	8/15/2022	12.37% (3M SOFR+ 7.00%)	0.50	8/15/2030	20,000	19,488	20,000	0.5%	(8)(10)
								19,488	20,000	0.5%
BCPE North Star US Holdco 2, Inc.	Food Products	Second Lien Delayed Draw Term Loan - $5,185 Commitment	6/7/2021	12.68% (1M SOFR+ 7.25%)	0.75	6/11/2029	5,185	5,141	4,769	0.1%	(8)(10)(15)
		Second Lien Term Loan	6/7/2021	12.68% (1M SOFR+ 7.25%)	0.75	6/11/2029	94,815	94,237	87,213	2.4%	(8)(10)
								99,378	91,982	2.5%
BCPE Osprey Buyer, Inc.	Health Care Technology	First Lien Revolving Line of Credit - $4,239 Commitment	10/18/2021	11.18% (1M SOFR+ 5.75%)	0.75	8/21/2026	659	659	659	—%	(8)(10)(15)
		First Lien Term Loan	10/18/2021	11.39% (3M SOFR+ 5.75%)	0.75	8/23/2028	63,863	63,863	63,863	1.7%	(3)(8)(10)
		First Lien Delayed Draw Term Loan - $22,609 Commitment	10/18/2021	11.39% (3M SOFR+ 5.75%)	0.75	8/23/2028	4,691	4,639	4,691	0.1%	(8)(10)(15)
								69,161	69,213	1.8%
Belnick, LLC (d/b/a The Ubique Group)	Household Durables	First Lien Term Loan	1/20/2022	13.15% (3M SOFR+ 7.50%)	1.00	1/20/2027	88,516	88,516	88,516	2.3%	(3) (10)
								88,516	88,516	2.3%
Boostability Parent, Inc.	IT Services	First Lien Term Loan	1/31/2022	13.50% (3M SOFR + 8.00%)	1.00	1/31/2027	50,184	50,184	49,646	1.3%	(3) (10)
								50,184	49,646	1.3%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	First Lien Term Loan	12/4/2017	11.65% (3M SOFR+ 6.00%)	1.00	12/4/2025	157,497	157,497	157,497	4.2%	(3) (10)
								157,497	157,497	4.2%
Burgess Point Purchaser Corporation	Automobile Components	Second Lien Term Loan	7/25/2022	14.42% (1M SOFR+ 9.00%)	0.75	7/25/2030	30,000	30,000	30,000	0.8%	(3)(8)(10)
								30,000	30,000	0.8%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2023 (Continued)(Unaudited)
(in thousands, except share data)

							September 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note	4/19/2012	Residual Interest, current yield 4.58%	—	7/16/2032	$58,915	$41,400	$26,206	0.7%	(5) (14)
								41,400	26,206	0.7%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan	11/12/2020	14.17% (1M SOFR+ 8.75%)	1.00	11/13/2028	8,500	8,296	8,500	0.2%	(3)(8)(10)
								8,296	8,500	0.2%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 4.27%	—	4/30/2031	24,870	14,075	10,796	0.3%	(5) (14)
								14,075	10,796	0.3%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note	4/7/2017	Residual Interest, current yield 9.67%	—	7/15/2030	25,534	17,398	14,715	0.4%	(5) (14)
								17,398	14,715	0.4%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	8/9/2016	Residual Interest, current yield 9.52%	—	7/20/2034	32,200	31,029	24,708	0.7%	(5) (14)
								31,029	24,708	0.7%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield 0.00%	—	7/29/2030	49,552	31,580	10,645	0.3%	(5) (14)(17)
								31,580	10,645	0.3%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note	8/2/2013	Residual Interest, current yield 10.38%	—	4/24/2031	44,100	26,581	20,752	0.5%	(5) (14)
								26,581	20,752	0.5%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note	10/22/2013	Residual Interest, current yield 12.73%	—	4/28/2031	45,500	31,282	27,139	0.7%	(5) (14)
								31,282	27,139	0.7%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note	8/5/2014	Residual Interest, current yield 13.79%	—	10/17/2030	50,143	35,872	26,769	0.8%	(5) (14)
								35,872	26,769	0.8%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note	12/9/2016	Residual Interest, current yield 16.37%	—	10/21/2031	34,000	32,438	29,599	0.8%	(5) (14)
								32,438	29,599	0.8%
Collections Acquisition Company, Inc.	Diversified Financial Services	First Lien Term Loan	12/3/2019	13.15% (3M SOFR+ 7.65%)	2.50	6/3/2024	36,410	36,410	36,410	1.0%	(3) (10)
								36,410	36,410	1.0%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note	12/18/2013	Residual Interest, current yield 14.19%	—	1/25/2035	48,978	31,989	28,103	0.7%	(5) (14)
								31,989	28,103	0.7%
CP IRIS Holdco I, Inc. (48)	Building Products	Second Lien Term Loan	10/1/2021	12.42% (1M SOFR+ 7.00%)	0.50	10/1/2029	35,000	35,000	32,984	0.9%	(3)(8)(10)
								35,000	32,984	0.9%
Credit.com Holdings, LLC (6)	Diversified Consumer Services	First Lien Term Loan A	9/28/2023	16.65% (3M SOFR + 11.00%)	1.50	9/28/2028	29,366	29,366	29,366	0.8%	(8)(10)
		First Lien Term Loan B	9/28/2023	17.65% (3M SOFR + 12.00%)	1.50	9/28/2028	49,935	49,935	49,935	1.3%	(8)(10)
		Class B of PGX TopCo II LLC (999 Non-Voting Units)	9/28/2023		—	N/A	—	—	11,612	0.3%	(16)
								79,301	90,913	2.4%
Curo Group Holdings Corp.	Consumer Finance	First Lien Term Loan	7/30/2021	7.50%	—	8/1/2028	47,000	47,023	18,183	0.5%	(8)(14)
								47,023	18,183	0.5%
DRI Holding Inc.	Commercial Services & Supplies	First Lien Term Loan	12/21/2021	10.67% (1M SOFR+ 5.25%)	0.50	12/21/2028	33,818	32,750	33,818	0.9%	(3)(8)(10)
		Second Lien Term Loan	12/21/2021	13.43% (1M SOFR+ 8.00%)	0.50	12/21/2029	145,000	145,000	144,422	3.9%	(3) (10)
								177,750	178,240	4.8%
DTI Holdco, Inc.	Professional Services	First Lien Term Loan	4/26/2022	10.12%(3M SOFR+ 4.75%)	0.75	4/26/2029	18,315	18,020	18,315	0.5%	(3)(8)(10)(47)
		Second Lien Term Loan	4/26/2022	13.12% (3M SOFR+ 7.75%)	0.75	4/26/2030	75,000	75,000	75,000	2.0%	(3)(8)(10)
								93,020	93,315	2.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2023 (Continued)(Unaudited)
(in thousands, except share data)

							September 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Dukes Root Control Inc.	Commercial Services & Supplies	First Lien Revolving Line of Credit - $4,464 Commitment	12/8/2022	11.56% (6M SOFR + 6.50%)	1.00	12/8/2028	$357	$358	$357	—%	(8)(10)(15)
		First Lien Revolving Line of Credit - $4,464 Commitment	12/8/2022	12.04% (3M SOFR + 6.50%)	1.00	12/8/2028	1,429	1,432	1,429	—%	(8)(10)(15)
		First Lien Delayed Draw Term Loan - $8,929 Commitment	12/8/2022	12.04% (6M SOFR + 6.50%)	1.00	12/8/2028	2,048	2,048	2,048	0.1%	(8)(10)(15)
		First Lien Term Loan	12/8/2022	12.04% (6M SOFR + 6.50%)	1.00	12/8/2028	36,333	36,367	36,333	1.0%	(3)(8)(10)
								40,205	40,167	1.1%
Easy Gardener Products, Inc.	Household Durables	Class A Units of EZG Holdings, LLC (200 units)	6/11/2020		—	N/A	—	313	—	—%	(16)
		Class B Units of EZG Holdings, LLC(12,525 units)	6/11/2020		—	N/A	—	1,688	—	—%	(16)
								2,001	—	—%
Engine Group, Inc. (7)	Media	First Lien Term Loan	11/17/2020	16.50% (PRIME+ 8.00%)	1.00	11/17/2023	2,731	2,539	474	—%	(8)(9)(10)
		Class B Common Units(1,039,554 units)	11/17/2020		—	N/A	—	26,991	—	—%	(8)(16)
								29,530	474	—%
Engineered Machinery Holdings, Inc.	Machinery	Incremental Amendment No. 2 Second Lien Term Loan	5/6/2021	12.15% (3M SOFR+ 6.50%)	0.75	5/21/2029	5,000	4,989	5,000	0.1%	(3)(8)(10)
		Incremental Amendment No. 3 Second Lien Term Loan	8/6/2021	11.65% (3M SOFR+ 6.00%)	0.75	5/21/2029	5,000	5,000	5,000	0.1%	(3)(8)(10)
								9,989	10,000	0.2%
Enseo Acquisition, Inc.	IT Services	First Lien Term Loan	6/2/2021	13.50% (3M SOFR+ 8.00%)	1.00	6/2/2026	53,666	53,666	53,666	1.4%	(3) (10)
								53,666	53,666	1.4%
Eze Castle Integration, Inc.	IT Services	First Lien Delayed Draw Term Loan - $1,786 Commitment	7/15/2020	14.70% (1M SOFR+ 9.25%) plus 0.75% PIK	1.50	7/15/2025	1,782	1,782	1,778	—%	(10)(15)(39)
		First Lien Term Loan	7/15/2020	14.72% (1M SOFR+ 9.25%) plus 0.75% PIK	1.50	7/15/2025	46,515	46,515	46,418	1.2%	(3) (10)(39)
								48,297	48,196	1.2%
Faraday Buyer, LLC	Electrical Equipment	First Lien Delayed Draw Term Loan - $5,833 Commitment	10/11/2022	12.39% (3M SOFR + 7.00%)	1.00	10/11/2028	4,446	4,383	4,446	0.1%	(8)(10)(15)
		First Lien Term Loan	10/11/2022	12.39% (3M SOFR + 7.00%)	1.00	10/11/2028	63,846	63,846	63,846	1.7%	(3)(8)(10)
								68,229	68,292	1.8%
First Brands Group	Automobile Components	First Lien Term Loan	3/24/2021	10.88% (6M SOFR+ 5.00%)	1.00	3/30/2027	22,240	22,187	22,129	0.6%	(3)(8)(10)(47)
		Second Lien Term Loan	3/24/2021	14.38% (6M SOFR+ 8.50%)	1.00	3/30/2028	37,000	36,720	36,773	1.0%	(3)(8)(10)
								58,907	58,902	1.6%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 8.11%	—	10/15/2030	50,525	31,780	24,010	0.6%	(5) (14)
								31,780	24,010	0.6%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 12.50%	—	5/16/2031	24,575	15,920	12,359	0.3%	(5) (14)
								15,920	12,359	0.3%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 12.21%	—	7/15/2031	39,905	27,032	20,118	0.6%	(5) (14)
								27,032	20,118	0.6%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield 0.00%	—	4/28/2025	41,164	21,322	15	—%	(5) (14)(17)
								21,322	15	—%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield 0.00%	—	10/18/2027	39,598	29,557	108	—%	(5) (14)(17)
								29,557	108	—%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 0.00%	—	7/18/2031	19,025	13,448	6,467	0.2%	(5) (14)(17)
								13,448	6,467	0.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2023 (Continued)(Unaudited)
(in thousands, except share data)

							September 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	Software	Second Lien Term Loan	11/14/2019	12.35% (6M SOFR+ 6.75%)	0.75	11/19/2027	$52,500	$52,364	$52,102	1.4%	(3)(8)(10)
								52,364	52,102	1.4%
The Hiller Companies, LLC	Commercial Services & Supplies	First Lien Term Loan	10/11/2022	12.52% (6M SOFR + 7.00%)	1.00	9/15/2028	37,000	37,000	37,000	1.0%	(3)(8)(10)(49)
								37,000	37,000	1.0%
Interventional Management Services, LLC	Health Care Providers & Services	First Lien Revolving Line of Credit - $5,000 Commitment	2/22/2021	14.64% (3M SOFR+ 9.00%)	1.00	2/22/2025	5,000	5,000	5,000	0.1%	(10)(15)
		First Lien Term Loan	2/22/2021	14.64% (3M SOFR+ 9.00%)	1.00	2/20/2026	66,623	66,623	66,623	1.8%	(3) (10)
								71,623	71,623	1.9%
Japs-Olson Company, LLC (33)	Commercial Services & Supplies	First Lien Term Loan	5/25/2023	12.14% (3M SOFR + 6.75%)	2.00	5/25/2028	67,427	67,427	67,427	1.8%	(3) (10)
								67,427	67,427	1.8%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	6/26/2015	Residual Interest, current yield 9.56%	—	10/20/2031	23,594	17,627	14,070	0.4%	(5) (14)
								17,627	14,070	0.4%
Julie Lindsey, Inc.	Textiles, Apparel & Luxury Goods	First Lien Revolving Line of Credit - $2,000 Commitment	7/27/2023	11.39% (3M SOFR + 6.00%)	4.00	7/27/2027	—	—	—	—%	(10)(15)
		First Lien Term Loan	7/27/2023	11.39% (3M SOFR + 6.00%)	4.00	7/27/2028	19,900	19,900	19,900	0.5%	(3) (10)
								19,900	19,900	0.5%
K&N HoldCo, LLC	Automobile Components	Class A Common Units (84,553 units)	2/14/2023		—	N/A	—	25,697	1,444	—%	(8)(16)
								25,697	1,444	—%
KM2 Solutions LLC	IT Services	First Lien Term Loan	12/17/2020	14.39% (3M SOFR+ 9.00%)	1.00	12/17/2025	23,613	23,613	23,368	0.6%	(3) (10)
								23,613	23,368	0.6%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 0.58%	—	7/21/2031	49,934	23,475	16,842	0.4%	(5) (14)
								23,475	16,842	0.4%
LGC US FINCO, LLC	Machinery	First Lien Term Loan	1/17/2020	11.93% (1M SOFR+ 6.50%)	1.00	12/20/2025	29,714	29,341	29,714	0.8%	(3)(8)(10)
								29,341	29,714	0.8%
Lucky US BuyerCo LLC	Professional Services	First Lien Revolving Line of Credit - $2,775 Commitment	4/3/2023	12.82% (1M SOFR + 7.50%)	1.00	4/1/2029	—	—	—	—%	(8)(10)(15)
		First Lien Term Loan	4/3/2023	12.82% (1M SOFR + 7.50%)	1.00	4/1/2029	21,620	21,620	21,620	0.6%	(3)(8)(10)
								21,620	21,620	0.6%
MAC Discount, LLC	Household Durables	First Lien Term Loan	5/11/2023	13.64% (3M SOFR + 8.00%)	1.50	5/11/2028	37,620	37,282	37,620	1.0%	(3) (10)
		Class A Senior Preferred Stock to MAC Discount Investments, LLC (1,500,000 shares)	5/11/2023	12.00%	—	5/11/2028	—	1,500	1,567	—%	(16)
								38,782	39,187	1.0%
Magnate Worldwide, LLC	Air Freight & Logistics	First Lien Delayed Draw Term Loan - $2,357 Commitment	3/11/2022	11.14% (3M SOFR+ 5.50%)	0.75	12/30/2028	1,208	1,185	1,208	—%	(8)(10)(15)
		First Lien Term Loan	3/11/2022	11.14% (3M SOFR+ 5.50%)	0.75	12/30/2028	30,186	30,186	30,186	0.8%	(3)(8)(10)
		Second Lien Term Loan	12/30/2021	14.04% (3M SOFR+ 8.50%)	0.75	12/30/2029	95,000	95,000	95,000	2.5%	(3) (10)
								126,371	126,394	3.3%
Mamba Purchaser, Inc.	Health Care Providers & Services	Second Lien Term Loan	9/29/2021	11.94% (1M SOFR+ 6.50%)	0.50	10/14/2029	23,000	22,868	23,000	0.6%	(3)(8)(10)
								22,868	23,000	0.6%
Medical Solutions Holdings, Inc. (4)	Health Care Providers & Services	Second Lien Term Loan	11/1/2021	12.52% (3M SOFR+ 7.00%)	0.50	11/1/2029	54,463	54,429	54,463	1.5%	(3)(8)(10)
								54,429	54,463	1.5%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note	4/17/2013	Residual Interest, current yield 0.00%	—	10/15/2030	43,650	20,710	12,898	0.3%	(5) (14)(17)
								20,710	12,898	0.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2023 (Continued)(Unaudited)
(in thousands, except share data)

							September 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 6.35%	—	7/15/2031	$47,830	$22,278	$17,351	0.5%	(5) (14)
								22,278	17,351	0.5%
Nexus Buyer LLC	Capital Markets	Second Lien Term Loan	11/5/2021	11.67% (1M SOFR+ 6.25%)	0.50	11/5/2029	42,500	42,500	42,500	1.1%	(8)(10)
								42,500	42,500	1.1%
NH Kronos Buyer, Inc.	Pharmaceuticals	First Lien Term Loan	12/7/2022	11.79% (3M SOFR + 6.25%)	1.00	11/1/2028	74,297	74,297	74,297	2.0%	(3)(8)(10)
								74,297	74,297	2.0%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 3.94%	—	7/19/2030	42,064	26,103	20,073	0.5%	(5) (14)
								26,103	20,073	0.5%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note	8/12/2015	Residual Interest, current yield 8.40%	—	4/16/2031	46,016	19,740	14,890	0.4%	(5) (14)
								19,740	14,890	0.4%
OneTouchPoint Corp	Professional Services	First Lien Term Loan	2/19/2021	13.64% (3M SOFR+ 8.00%)	1.00	2/19/2026	38,475	38,475	38,475	1.0%	(3) (10)
								38,475	38,475	1.0%
PeopleConnect Holdings, LLC (11)	Interactive Media & Services	First Lien Term Loan	1/22/2020	13.79% (3M SOFR+ 8.25%)	2.75	1/22/2025	153,131	153,131	153,131	4.1%	(3) (10)
								153,131	153,131	4.1%
PetVet Care Centers, LLC	Health Care Providers & Services	Second Lien Term Loan	2/1/2018	11.67% (1M SOFR+ 6.25%)	—	2/15/2026	16,000	15,961	16,000	0.4%	(3)(8)(10)
								15,961	16,000	0.4%
PlayPower, Inc.	Leisure Products	First Lien Term Loan	5/7/2019	10.92% (3M SOFR+ 5.50%)	—	5/10/2026	5,759	5,735	5,592	0.1%	(8)(10)
								5,735	5,592	0.1%
Precisely Software Incorporated (29)	IT Services	Second Lien Term Loan	4/23/2021	12.86% (3M SOFR+ 7.25%)	0.75	4/23/2029	80,000	79,360	76,669	2.0%	(3)(8)(10)
								79,360	76,669	2.0%
Preventics, Inc. (d/b/a Legere Pharmaceuticals) (46)	Health Care Providers & Services	First Lien Term Loan	11/12/2021	16.15% (3M SOFR+ 10.50%)	1.00	11/12/2026	8,952	8,952	8,952	0.2%	(3) (10)
		Series A Convertible Preferred Stock (320 units)	11/12/2021	8.00%	—	N/A	—	127	187	—%	(16)
		Series C Convertible Preferred Stock (3,575 units)	11/12/2021	8.00%	—	N/A	—	1,419	2,089	0.1%	(16)
								10,498	11,228	0.3%
Raisin Acquisition Co, Inc.	Pharmaceuticals	First Lien Revolving Line of Credit - $3,583 Commitment	6/17/2022	12.67% (3M SOFR+ 7.00%)	1.00	12/13/2026	—	—	—	—%	(8)(10)(15)
		First Lien Delayed Draw Term Loan - $1,554 Commitment	6/17/2022	12.65% (3M SOFR+ 7.00%)	1.00	12/13/2026	1,484	1,454	1,477	—%	(8)(10)(15)
		First Lien Term Loan	6/17/2022	12.67% (3M SOFR+ 7.00%)	1.00	12/13/2026	23,536	22,997	23,435	0.6%	(3)(8)(10)
								24,451	24,912	0.6%
RC Buyer, Inc.	Automobile Components	Second Lien Term Loan	7/26/2021	11.92% (1M SOFR+ 6.50%)	0.75	7/30/2029	20,000	19,927	19,880	0.5%	(3)(8)(10)
								19,927	19,880	0.5%
Reception Purchaser, LLC	Air Freight & Logistics	First Lien Term Loan	4/28/2022	11.54% (3M SOFR+ 6.00%)	0.75	3/24/2028	$62,731	$61,851	$61,026	1.6%	(3)(8)(10)
								61,851	61,026	1.6%
Redstone Holdco 2 LP (22)	IT Services	Second Lien Term Loan	4/16/2021	13.18% (1M SOFR+ 7.75%)	0.75	4/27/2029	50,000	49,377	43,003	1.1%	(3)(8)(10)
								49,377	43,003	1.1%
Research Now Group, LLC and Dynata, LLC	Professional Services	First Lien Term Loan	12/8/2017	11.13% (3M SOFR+ 5.50%)	1.00	12/20/2024	9,425	9,320	8,085	0.2%	(3)(8)(10)
		Second Lien Term Loan	12/8/2017	15.13% (3M SOFR+ 9.50%)	1.00	12/20/2025	50,000	49,046	36,332	1.0%	(3)(8)(10)
								58,366	44,417	1.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2023 (Continued)(Unaudited)
(in thousands, except share data)

							September 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Rising Tide Holdings, Inc.	Diversified Consumer Services	Exit Facility Term Loan	9/25/2023	13.66% PIK (3M SOFR+ 8.00%)	2.00	3/11/2024	$5,280	$4,800	$5,044	0.1%	(8)(10)
		Class A Common Units to Marine One Holdco, LLC	9/12/2023		—	N/A	—	23,898	5,849	0.2%	(8)(16)
		Warrants of Marine One Holdco, LLC	9/12/2023		—	N/A	—	—	—	—%	(8)(16)
								28,698	10,893	0.3%
The RK Logistics Group, Inc.	Commercial Services & Supplies	First Lien Term Loan	3/24/2022	16.15% (3M SOFR+ 10.50%)	1.00	3/24/2027	5,728	5,728	5,728	0.2%	(3) (10)
		Class A Common Units(263,000 units)	3/24/2022		—	N/A	—	263	2,548	0.1%	(16)
		Class B Common Units(1,237,000 units)	3/24/2022		—	N/A	—	1,237	11,984	0.3%	(16)
								7,228	20,260	0.6%
RME Group Holding Company	Media	First Lien Term Loan A	5/4/2017	11.14% (3M SOFR+ 5.50%)	1.00	5/6/2024	20,187	20,187	20,187	0.5%	(3) (10)
		First Lien Term Loan B	5/4/2017	16.64% (3M SOFR+ 11.00%)	1.00	5/6/2024	20,670	20,670	20,670	0.5%	(3) (10)
								40,857	40,857	1.0%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note	4/11/2014	Residual Interest, current yield 11.15%	—	4/21/2031	27,724	19,025	14,313	0.4%	(5) (14)
								19,025	14,313	0.4%
Rosa Mexicano	Hotels, Restaurants & Leisure	First Lien Revolving Line of Credit - $500 Commitment	3/29/2018	13.15% (3M SOFR+ 7.50%)	1.25	6/13/2024	147	147	139	—%	(10)(15)
		First Lien Term Loan	3/29/2018	13.15% (3M SOFR+ 7.50%)	1.25	6/13/2024	21,109	21,109	19,959	0.5%	(10)
								21,256	20,098	0.5%
Shearer’s Foods, LLC	Food Products	Second Lien Term Loan	9/15/2020	13.19% (1M SOFR+ 7.75%)	0.75	9/23/2028	3,600	3,538	3,600	0.1%	(3)(8)(10)
								3,538	3,600	0.1%
ShiftKey, LLC	Health Care Technology	First Lien Term Loan	6/21/2022	11.40% (3M SOFR+ 5.75%)	1.00	6/21/2027	64,188	63,762	64,188	1.7%	(3) (10)
								63,762	64,188	1.7%
Shutterfly Finance, LLC	Internet & Direct Marketing Retail	First Lien Term Loan	6/5/2023	11.32% (1M SOFR + 6.00%)	1.00	10/1/2027	2,406	2,411	2,406	0.1%	(8)(10)
		Second Lien Term Loan	6/6/2023	6.39% (3M SOFR + 1.00%) plus 4.00% PIK	1.00	10/1/2027	18,306	18,306	14,125	0.4%	(8)(10)(39)
								20,717	16,531	0.5%
Sorenson Communications, LLC	Diversified Telecommunication Services	First Lien Term Loan	3/12/2021	10.93% (1M SOFR+ 5.50%)	0.75	3/17/2026	30,167	29,870	30,167	0.8%	(3)(8)(10)
								29,870	30,167	0.8%
Southern Veterinary Partners	Health Care Providers & Services	Second Lien Term Loan	10/2/2020	13.17% (1M SOFR+ 7.75%)	1.00	10/5/2028	8,000	7,949	8,000	0.2%	(3)(8)(10)
								7,949	8,000	0.2%
Spectrum Vision Holdings, LLC	Health Care Providers & Services	First Lien Term Loan	5/2/2023	12.15% (3M SOFR + 6.50%)	1.00	11/17/2024	29,848	29,848	29,848	0.8%	(3)(8)(10)
								29,848	29,848	0.8%
Staples, Inc.	Distributors	First Lien Term Loan	11/18/2019	10.63% (3ML+ 5.00%)	—	4/16/2026	8,661	8,625	7,502	0.2%	(3)(8)(10)(47)
								8,625	7,502	0.2%
Strategic Materials Holding Corp.	Household Durables	Second Lien Term Loan	10/27/2017	13.39% (3M SOFR+ 7.75%)	1.00	11/1/2025	7,000	6,980	1,625	—%	(8)(9)(10)
								6,980	1,625	—%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interest	12/4/2006		—	N/A	—	—	—	—%	(13)
								—	—	—%
Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note	5/6/2014	Residual Interest, current yield 0.00%	—	7/14/2026	49,250	—	—	—%	(5) (14)
								—	—	—%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note	10/17/2014	Residual Interest, current yield 0.00%	—	1/19/2032	63,830	39,387	23,953	0.6%	(5) (14)(17)
								39,387	23,953	0.6%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2023 (Continued)(Unaudited)
(in thousands, except share data)

							September 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	1/26/2018	12.00% PIK	12.00	2/27/2026	$180,513	$180,513	$180,513	4.8%	(39)
		First Lien Term Loan	11/17/2022	12.00% PIK	12.00	2/27/2026	15,547	15,547	15,547	0.4%	(39)
		Class W Interests of Town & Country Housewares Group, LP(188,105 Non-Voting Interests)	8/31/2022	4.00%	—	N/A	—	—	2	—%	(16)
		Class B of Town & Country TopCo LLC (999 Non-Voting Units)	11/17/2022		—	N/A	—	—	47,645	1.3%	(16)
								196,060	243,707	6.5%
TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	14.65% (3M SOFR+ 9.00%) plus 1.50% PIK	1.00	11/30/2025	23,280	23,280	23,280	0.6%	(3) (10)(39)
								23,280	23,280	0.6%
United Sporting Companies, Inc. (18)	Distributors	Second Lien Term Loan	9/28/2012	16.19% (1ML+ 11.00%) plus 2.00% PIK	2.25	11/16/2019	130,140	89,178	7,227	0.2%	(9)(10)
								89,178	7,227	0.2%
Upstream Newco, Inc.	Health Care Providers & Services	Second Lien Term Loan	11/20/2019	13.92% (1M SOFR+ 8.50%)	—	11/20/2027	22,000	21,893	20,278	0.5%	(3)(8)(10)
								21,893	20,278	0.5%
USG Intermediate, LLC	Leisure Products	First Lien Revolving Line of Credit - $4,000 Commitment	4/15/2015	14.67% (1M SOFR+ 9.25%)	1.00	2/9/2028	4,000	4,000	4,000	0.1%	(10)(15)
		First Lien Term Loan B	4/15/2015	17.17% (1M SOFR+ 11.75%)	1.00	2/9/2028	59,694	59,694	59,694	1.6%	(3) (10)
		Equity	4/15/2015		—	N/A	—	1	—	—%	(16)
								63,695	63,694	1.7%
VC GB Holdings I Corp	Household Durables	Second Lien Term Loan	6/30/2021	12.40% (3M SOFR+ 6.75%)	0.50	7/23/2029	23,000	22,833	23,000	0.6%	(3)(8)(10)
								22,833	23,000	0.6%
ViaPath Technologies.	Diversified Telecommunication Services	First Lien Term Loan	8/7/2019	9.77% (3M SOFR+ 4.25%)	—	11/29/2025	9,572	9,430	9,318	0.2%	(3)(8)(10)
		Second Lien Term Loan	11/20/2018	15.52% (3M SOFR+ 10.00%)	—	11/29/2026	122,670	122,008	122,670	3.2%	(3)(8)(10)
								131,438	131,988	3.4%
Victor Technology, LLC	Commercial Services & Supplies	First Lien Term Loan	12/3/2021	13.15% (3M SOFR+ 7.50%)	1.00	12/3/2028	19,475	19,475	19,475	0.5%	(3) (10)
								19,475	19,475	0.5%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 0.00%	—	10/15/2030	40,613	24,866	17,449	0.5%	(5) (14)(17)
								24,866	17,449	0.5%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 0.00%	—	4/18/2031	40,773	22,266	14,324	0.4%	(5) (14)(17)
								22,266	14,324	0.4%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2016	Residual Interest, current yield 10.43%	—	10/20/2031	28,100	23,473	17,957	0.5%	(5) (14)
								23,473	17,957	0.5%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note	6/13/2017	Residual Interest, current yield 12.58%	—	4/20/2034	44,884	51,629	38,984	1.0%	(5) (14)
								51,629	38,984	1.0%
WatchGuard Technologies, Inc.	IT Services	First Lien Term Loan	8/17/2022	10.72% (6M SOFR+ 5.25%)	0.75	6/30/2029	34,650	34,650	34,321	0.9%	(3)(8)(10)
								34,650	34,321	0.9%
Wellful Inc.	Food & Staples Retailing	First Lien Term Loan	5/26/2022	11.69% (1M SOFR+ 6.25%)	0.75	4/21/2027	13,606	12,948	12,928	0.3%	(3)(8)(10)
		Incremental First Lien Term Loan	7/21/2022	11.69% (1M SOFR+ 6.25%)	0.75	4/21/2027	14,625	14,092	13,896	0.4%	(3)(8)(10)
								27,040	26,824	0.7%
Wellpath Holdings, Inc.	Health Care Providers & Services	First Lien Term Loan	5/13/2019	11.18% (3M SOFR+ 5.50%)	—	10/1/2025	14,203	14,105	13,869	0.4%	(8)(10)
		Second Lien Term Loan	9/25/2018	14.68% (3M SOFR+ 9.00%)	—	10/1/2026	37,000	36,732	33,998	0.9%	(8)(10)
								50,837	47,867	1.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2023 (Continued)(Unaudited)
(in thousands, except share data)

							September 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Total Non-Control/Non-Affiliate Investments								$4,543,490	$4,098,668	108.4%

Total Portfolio Investments								$7,613,853	$7,736,817	204.6%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023 (Continued)
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(40)

CP Energy Services Inc. (20)	Energy Equipment & Services	First Lien Term Loan	10/1/2017	14.50% (3M SOFR+ 9.00%)	1.00	4/4/2027	$53,139	$53,139	$53,139	1.3%	(10)(39)
		First Lien Term Loan	4/5/2022	14.50% (3M SOFR+ 9.00%)	1.00	4/4/2027	6,827	6,827	6,827	0.2%	(10)(39)
		First Lien Term Loan	1/6/2023	14.50% (3M SOFR + 9.00%)	1.00	4/4/2027	10,691	10,691	10,691	0.3%	(10)(39)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	13.36% PIK (1M SOFR+ 8.00%)	1.00	12/31/2025	32,653	32,653	32,653	0.9%	(10)(39)
		Series A Preferred Units to Spartan Energy Holdings, Inc.(10,000 shares)	9/25/2020	15.00%	—	N/A	—	26,193	2,012	0.1%	(16)
		Series B Convertible Preferred Stock(790 shares)	10/30/2015	16.00%	—	N/A	—	63,225	8,698	0.2%	(16)
		Common Stock (102,924 shares)	8/2/2013		—	N/A	—	86,240	—	—%	(16)
								278,968	114,020	3.0%
Credit Central Loan Company, LLC (21)	Consumer Finance	First Lien Term Loan	12/28/2012	5.00% plus 5.00%PIK	—	6/30/2025	77,749	76,643	73,642	2.0%	(14)(39)
		Class A Units(14,867,312 units)	12/28/2012		—	N/A	—	19,331	—	—%	(14)(16)
		Preferred Class P Shares (11,520,481 units)	7/1/2022	12.75%	—	N/A	—	11,520	—	—%	(14)(16)
		Net Revenues Interest(25% of Net Revenues)	1/28/2015		—	N/A	—	—	—	—%	(14)(16)
								107,494	73,642	2.0%
Echelon Transportation, LLC	Aerospace & Defense	First Lien Term Loan	3/31/2014	8.57% (1ML+ 4.00%)	2.00	3/31/2026	56,600	56,600	56,600	1.5%	(10)(39)
		Membership Interest(100%)	3/31/2014		—	N/A	—	22,738	—	—%	(16)
		Preferred Units (32,842,586 shares)	1/31/2022		—	N/A	—	32,843	7,598	0.2%	(16)
								112,181	64,198	1.7%
First Tower Finance Company LLC (23)	Consumer Finance	First Lien Term Loan to First Tower, LLC	6/24/2014	10.00% plus 5.00% PIK	—	2/18/2025	395,926	395,926	395,926	10.6%	(14)(39)
		Class A Units (95,709,910 units)	6/14/2012		—	N/A	—	31,146	202,456	5.4%	(14)(16)
								427,072	598,382	16.0%
Freedom Marine Solutions, LLC (24)	Energy Equipment & Services	Membership Interest (100%)	11/9/2006		—	N/A	—	46,142	12,710	0.3%	(16)
								46,142	12,710	0.3%
InterDent, Inc.	Health Care Providers & Services	First Lien Term Loan A/B	8/1/2018	19.87% (1M SOFR+ 14.65%)	2.00	9/5/2025	14,249	14,249	14,249	0.4%	(3) (10)
		First Lien Term Loan A	8/3/2012	10.72% (1M SOFR+ 5.50%)	1.00	9/5/2025	95,823	95,823	95,823	2.6%	(3) (10)
		First Lien Term Loan B	8/3/2012	12.00% PIK	—	9/5/2025	183,107	183,107	183,107	4.8%	(39)
		Common Stock(99,900 shares)	5/3/2019		—	N/A	—	45,118	164,788	4.4%	(16)
								338,297	457,967	12.2%
Kickapoo Ranch Pet Resort	Diversified Consumer Services	Membership Interest (100%)	8/26/2019		—	N/A	—	2,378	3,242	0.1%
								2,378	3,242	0.1%
MITY, Inc. (25)	Commercial Services & Supplies	First Lien Term Loan A	9/19/2013	12.50% (3M SOFR+ 7.00%)	3.00	4/30/2025	32,074	32,074	32,074	0.9%	(3) (10)(39)
		First Lien Term Loan B	6/23/2014	12.50% (3M SOFR+ 7.00%) plus 10.00% PIK	3.00	4/30/2025	18,274	18,274	18,274	0.5%	(10)(39)
		Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%	—	1/1/2028	5,435	7,200	7,200	0.2%	(14)
		Common Stock (42,053 shares)	9/19/2013		—	N/A	—	27,349	10,630	0.3%	(16)
								84,897	68,178	1.9%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023 (Continued)
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(40)

National Property REIT Corp. (26)	Equity Real Estate Investment Trusts (REITs) / Online Lending / Structured Finance	First Lien Term Loan A	12/31/2018	6.94% (3M SOFR+ 1.44%) plus 3.53% PIK	3.00	12/31/2023	$528,657	$528,657	$528,657	14.2%	(10)(39)
		First Lien Term Loan B	12/31/2018	7.50% (3M SOFR+ 2.00%) plus 5.50% PIK	3.00	12/31/2023	21,580	21,580	21,580	0.6%	(10)(39)
		First Lien Term Loan C	10/31/2019	15.50% (3M SOFR+ 10.00%) plus 2.25% PIK	1.00	12/31/2023	200,600	200,600	200,600	5.4%	(10)(39)
		First Lien Term Loan D	6/19/2020	6.00% (3M SOFR+ 0.50%) plus 2.50% PIK	3.00	12/31/2023	183,425	183,425	183,425	4.9%	(10)(39)
		First Lien Term Loan E	11/14/2022	7.50% (3M SOFR + 2.00%) plus 7.00% PIK	5.00	12/31/2023	13,621	13,621	13,621	0.4%	(10)(39)
		Residual Profit Interest	12/31/2018		—	N/A	—	—	56,254	1.5%	(35)
		Common Stock (3,350,519 shares)	12/31/2013		—	N/A	—	15,430	655,839	17.5%	(16)(45)
								963,313	1,659,976	44.5%
Nationwide Loan Company LLC (27)	Consumer Finance	First Lien Term Loan	6/18/2014	10.00% plus 10.00% PIK	—	6/18/2024	22,597	22,597	22,597	0.6%	(14)(39)
		Class A Units (38,550,460 units)	1/31/2013		—	N/A	—	20,846	24,975	0.7%	(14)(16)
								43,443	47,572	1.3%
NMMB, Inc. (28)	Media	First Lien Term Loan	12/30/2019	14.00% (3M SOFR+ 8.50%)	2.00	3/31/2027	29,723	29,723	29,723	0.8%	(3) (10)
		Common Stock (21,418 shares)	12/30/2019		—	N/A	—	—	64,457	1.7%
								29,723	94,180	2.5%
Pacific World Corporation (36)	Personal Products	First Lien Revolving Line of Credit - $26,000 Commitment	9/26/2014	12.61% PIK (1M SOFR+ 7.25%)	1.00	9/26/2025	30,458	30,458	30,458	0.8%	(10)(15)(39)
		First Lien Term Loan A	12/31/2014	10.61% PIK (1M SOFR+ 5.25%)	1.00	9/26/2025	59,122	59,122	35,288	0.9%	(10)(39)
		Convertible Preferred Equity (344,882 shares)	6/15/2018	6.50% PIK	—	N/A	—	189,295	—	—%	(16)
		Common Stock (6,778,414 shares)	9/29/2017		—	N/A	—	—	—	—%	(16)
								278,875	65,746	1.7%
R-V Industries, Inc.	Machinery	First Lien Term Loan	12/15/2020	14.50% (3M SOFR+ 9.00%)	1.00	12/15/2028	33,622	33,622	33,622	0.9%	(3) (10)
		Common Stock (745,107 shares)	6/26/2007		—	N/A	—	6,866	47,886	1.3%	(16)
								40,488	81,508	2.2%
Universal Turbine Parts, LLC (34)	Trading Companies & Distributors	First Lien Delayed Draw Term Loan - $6,965 Commitment	2/28/2019	13.25% (3M SOFR+ 7.75%)	2.50	4/5/2025	3,109	3,109	3,109	0.1%	(10)(15)
		First Lien Term Loan A	7/22/2016	11.25% (3M SOFR+ 5.75%)	1.00	4/5/2025	29,575	29,575	29,575	0.8%	(3) (10)
		Preferred Units(62,897,245 units)	3/31/2021		—	N/A	—	32,500	12,381	0.3%	(16)
		Common Stock (10,000 units)	12/10/2018		—	N/A	—	—	—	—%	(16)
								65,184	45,065	1.2%
USES Corp. (30)	Commercial Services & Supplies	First Lien Term Loan	12/30/2020	14.36% (1M SOFR + 9.00%)	1.00	7/29/2024	2,000	2,000	1,922	0.1%	(10)
		First Lien Equipment Term Loan	8/3/2022	14.36% (1M SOFR + 9.00%)	1.00	7/29/2024	10,674	10,674	10,257	0.3%	(10)(39)
		First Lien Term Loan A	3/31/2014	9.00% PIK	—	7/29/2024	66,107	30,651	7,348	0.2%	(9)
		First Lien Term Loan B	3/31/2014	15.50% PIK	—	7/29/2024	105,882	35,568	—	—%	(9)
		Common Stock (268,962 shares)	6/15/2016		—	N/A	—	—	—	—%	(16)
								78,893	19,527	0.6%
Valley Electric Company, Inc. (31)	Construction & Engineering	First Lien Term Loan to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	10.50% (3M SOFR+ 5.00%) plus 2.50% PIK	3.00	12/31/2024	10,452	10,452	10,452	0.3%	(3) (10)(39)
		First Lien Term Loan	6/24/2014	8.00% plus 10.00% PIK	—	4/30/2028	35,872	35,872	35,872	1.0%	(3) (39)
		First Lien Term Loan B	3/28/2022	4.50% plus 8.00% PIK	—	4/30/2028	32,771	32,771	32,771	0.9%	(3) (39)
		Consolidated Revenue Interest (2.00%)	6/22/2018		—	N/A	—	—	889	—%	(12)
		Common Stock (50,000 shares)	12/31/2012		—	N/A	—	12,053	85,800	2.3%
								91,148	165,784	4.5%
Total Control Investments								$2,988,496	$3,571,697	95.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023 (Continued)
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Affiliate Investments (5.00% to 24.99% voting control)(43)

Nixon, Inc. (32)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)	5/12/2017			N/A		$—	$—	—%	(16)
								—	—	—%
RGIS Services, LLC	Commercial Services & Supplies	Membership Interest (5.27%)	6/25/2020		—	N/A	—	8,855	10,397	0.3%
								8,855	10,397	0.3%
Total Affiliate Investments								$8,855	$10,397	0.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023 (Continued)
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan	9/21/2018	12.97% (1M SOFR+ 7.75%)	—	10/1/2026	$32,133	$32,005	$28,810	0.8%	(8)(10)
								32,005	28,810	0.8%
ABG Intermediate Holdings 2 LLC	Textiles, Apparel & Luxury Goods	Second Lien Term Loan	12/20/2021	11.20% (1M SOFR+ 6.00%)	0.50	12/20/2029	9,000	8,945	9,000	0.2%	(3)(8)(10)
								8,945	9,000	0.2%
Apidos CLO XI	Structured Finance	Subordinated Structured Note	12/6/2012	Residual Interest, current yield 12.01%	—	4/17/2034	67,782	39,008	29,875	0.8%	(5) (14)
								39,008	29,875	0.8%
Apidos CLO XII	Structured Finance	Subordinated Structured Note	3/15/2013	Residual Interest, current yield 12.24%	—	4/15/2031	52,203	33,439	29,443	0.8%	(5) (14)
								33,439	29,443	0.8%
Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	Residual Interest, current yield 10.99%	—	4/21/2031	48,515	34,686	29,537	0.9%	(5) (14)
								34,686	29,537	0.9%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	Residual Interest, current yield 15.28%	—	4/21/2031	35,855	29,588	25,578	0.7%	(5) (14)
								29,588	25,578	0.7%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	First Lien Revolving Line of Credit - $2,000 Commitment	2/21/2013	14.24% (3M SOFR+ 8.75%)	2.00	5/15/2024	2,000	2,000	1,874	0.1%	(10)(15)
		First Lien Term Loan	2/21/2013	14.24% (3M SOFR+ 8.75%)	2.00	5/15/2024	61,000	61,000	57,165	1.5%	(3) (10)
								63,000	59,039	1.6%
Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.)	Communications Equipment	First Lien Term Loan	8/2/2019	10.23% (6ML+ 4.50%)	1.00	11/1/2024	9,594	9,249	9,594	0.3%	(3)(8)(10)
		Second Lien Term Loan	6/20/2017	13.98% (6ML+ 8.25%)	1.00	11/1/2025	50,662	50,603	50,083	1.3%	(3)(8)(10)
								59,852	59,677	1.6%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	Residual Interest, current yield 0.00%	—	7/20/2029	82,808	32,226	12,544	0.3%	(5) (14)(17)
								32,226	12,544	0.3%
Barracuda Parent, LLC	IT Services	Second Lien Term Loan	8/15/2022	12.05% (3M SOFR + 7.00%)	0.50	8/15/2030	20,000	19,469	19,447	0.5%	(8)(10)
								19,469	19,447	0.5%
BCPE North Star US Holdco 2, Inc.	Food Products	Second Lien Delayed Draw Term Loan - $5,185 Commitment	6/7/2021	12.75% (3M SOFR+ 7.25%)	0.75	6/11/2029	5,185	5,139	4,646	0.1%	(8)(10)(15)
		Second Lien Term Loan	6/7/2021	12.75% (3M SOFR+ 7.25%)	0.75	6/11/2029	94,815	94,211	84,947	2.3%	(3)(8)(10)
								99,350	89,593	2.4%
BCPE Osprey Buyer, Inc.	Health Care Technology	First Lien Revolving Line of Credit - $4,239 Commitment	10/18/2021	10.90% (1ML+ 5.75%)	0.75	8/21/2026	1,601	1,601	1,569	—%	(8)(10)(15)
		First Lien Term Loan	10/18/2021	11.14% (3ML+ 5.75%)	0.75	8/23/2028	64,025	64,025	62,711	1.7%	(8)(10)
		First Lien Delayed Draw Term Loan - $22,609 Commitment	10/18/2021	11.14% (3ML+ 5.75%)	0.75	8/23/2028	—	—	—	—%	(8)(10)(15)
								65,626	64,280	1.7%
Belnick, LLC (d/b/a The Ubique Group)	Household Durables	First Lien Term Loan	1/20/2022	13.00% (3M SOFR+ 7.50%)	1.00	1/20/2027	89,094	89,094	89,094	2.4%	(3) (10)
								89,094	89,094	2.4%
Boostability Parent, Inc. (f/k/a SEOTownCenter, Inc.)	IT Services	First Lien Term Loan	1/31/2022	13.50% (3M SOFR + 8.00%)	1.00	1/31/2027	50,314	50,314	48,815	1.3%	(3) (10)
								50,314	48,815	1.3%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	First Lien Term Loan	12/4/2017	11.50% (3M SOFR+ 6.00%)	1.00	12/4/2025	158,530	158,530	158,530	4.2%	(3) (10)
								158,530	158,530	4.2%
Burgess Point Purchaser Corporation	Automobile Components	Second Lien Term Loan	7/25/2022	14.36% (3M SOFR + 9.00%)	0.75	7/25/2030	30,000	30,000	30,000	0.8%	(3)(8)(10)
								30,000	30,000	0.8%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023 (Continued)
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note	4/19/2012	Residual Interest, current yield 10.08%	—	7/16/2032	$58,914	$42,980	$29,417	0.8%	(5) (14)
								42,980	29,417	0.8%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan	11/12/2020	13.95% (1M SOFR+ 8.75%)	1.00	11/13/2028	8,500	8,286	8,500	0.2%	(3)(8)(10)
								8,286	8,500	0.2%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 6.02%	—	4/30/2031	24,870	14,552	11,368	0.3%	(5) (14)
								14,552	11,368	0.3%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note	4/7/2017	Residual Interest, current yield 13.35%	—	7/15/2030	25,534	17,776	15,777	0.4%	(5) (14)
								17,776	15,777	0.4%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	8/9/2016	Residual Interest, current yield 11.12%	—	7/20/2034	32,200	30,919	25,873	0.7%	(5) (14)
								30,919	25,873	0.7%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield 0.00%	—	7/29/2030	49,551	31,642	13,992	0.4%	(5) (14)(17)
								31,642	13,992	0.4%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note	8/2/2013	Residual Interest, current yield 11.72%	—	4/24/2031	44,100	26,972	20,853	0.6%	(5) (14)
								26,972	20,853	0.6%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note	10/22/2013	Residual Interest, current yield 13.83%	—	4/28/2031	45,500	31,675	27,752	0.7%	(5) (14)
								31,675	27,752	0.7%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note	8/5/2014	Residual Interest, current yield 13.50%	—	10/17/2030	50,142	34,988	26,573	0.7%	(5) (14)
								34,988	26,573	0.7%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note	12/9/2016	Residual Interest, current yield 15.95%	—	10/21/2031	34,000	32,467	29,344	0.8%	(5) (14)
								32,467	29,344	0.8%
Collections Acquisition Company, Inc.	Diversified Financial Services	First Lien Term Loan	12/3/2019	13.15% (3M SOFR+ 7.65%)	2.50	6/3/2024	36,504	36,504	36,504	1.0%	(3) (10)
								36,504	36,504	1.0%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note	12/18/2013	Residual Interest, current yield 13.14%	—	1/25/2035	48,978	31,918	27,407	0.7%	(5) (14)
								31,918	27,407	0.7%
CP IRIS Holdco I, Inc. (48)	Building Products	Second Lien Term Loan	10/1/2021	12.20% (1M SOFR+ 7.00%)	0.50	10/1/2029	35,000	35,000	33,120	0.9%	(3)(8)(10)
								35,000	33,120	0.9%
Curo Group Holdings Corp.	Consumer Finance	First Lien Term Loan	7/30/2021	7.50%	—	8/1/2028	47,000	47,024	17,039	0.5%	(8)(14)
								47,024	17,039	0.5%
DRI Holding Inc.	Commercial Services & Supplies	First Lien Term Loan	12/21/2021	10.45% (1M SOFR+ 5.25%)	0.50	12/21/2028	33,990	32,871	33,787	0.9%	(3)(8)(10)
		Second Lien Term Loan	12/21/2021	13.20% (1M SOFR+ 8.00%)	0.50	12/21/2029	145,000	145,000	141,817	3.8%	(3) (10)
								177,871	175,604	4.7%
DTI Holdco, Inc.	Professional Services	First Lien Term Loan	4/26/2022	9.80% (3M SOFR+ 4.75%)	0.75	4/26/2029	18,361	18,053	17,604	0.5%	(3)(8)(10)
		Second Lien Term Loan	4/26/2022	12.80% (3M SOFR+ 7.75%)	0.75	4/26/2030	75,000	75,000	71,712	1.9%	(3)(8)(10)
								93,053	89,316	2.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023 (Continued)
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Dukes Root Control Inc.	Commercial Services & Supplies	First Lien Revolving Line of Credit - $4,464 Commitment	12/8/2022	11.56% (6M SOFR + 6.50%)	1.00	12/8/2028	$357	$357	$357	—%	(8)(10)(15)
		First Lien Revolving Line of Credit - $4,464 Commitment	12/8/2022	11.72% (3M SOFR + 6.50%)	1.00	12/8/2028	1,429	1,429	1,429	—%	(8)(10)(15)
		First Lien Delayed Draw Term Loan - $8,929 Commitment	12/8/2022	11.56% (6M SOFR + 6.50%)	1.00	12/8/2028	2,054	2,054	2,054	0.1%	(8)(10)(15)
		First Lien Term Loan	12/8/2022	11.56% (6M SOFR + 6.50%)	1.00	12/8/2028	36,424	36,424	36,424	1.0%	(3)(8)(10)
								40,264	40,264	1.1%
Easy Gardener Products, Inc.	Household Durables	Class A Units of EZG Holdings, LLC(200 units)	6/11/2020		—	N/A	—	313	—	—%	(16)
		Class B Units of EZG Holdings, LLC (12,525 units)	6/11/2020		—	N/A	—	1,688	—	—%	(16)
								2,001	—	—%
Engine Group, Inc. (7)	Media	First Lien Term Loan	11/17/2020	16.25% (PRIME+ 8.00%)	1.00	11/17/2023	3,546	3,546	1,447	—%	(8)(9)(10)
		Class B Common Units (1,039,554 units)	11/17/2020		—	N/A	—	26,991	—	—%	(8)(16)
								30,537	1,447	—%
Engineered Machinery Holdings, Inc.	Machinery	Incremental Amendment No. 2 Second Lien Term Loan	5/6/2021	12.04% (3ML+ 6.50%)	0.75	7/18/2025	5,000	4,988	5,000	0.1%	(3)(8)(10)
		Incremental Amendment No. 3 Second Lien Term Loan	8/6/2021	11.54% (3ML+ 6.00%)	0.75	5/21/2029	5,000	5,000	4,928	0.1%	(3)(8)(10)
								9,988	9,928	0.2%
Enseo Acquisition, Inc.	IT Services	First Lien Term Loan	6/2/2021	13.50% (3M SOFR+ 8.00%)	1.00	6/2/2026	53,666	53,666	52,658	1.4%	(3) (10)
								53,666	52,658	1.4%
Eze Castle Integration, Inc.	IT Services	First Lien Delayed Draw Term Loan - $1,786 Commitment	7/15/2020	15.22% (3ML+ 10.00%) plus 0.75% PIK	1.50	7/15/2025	892	892	892	—%	(10)(15)(39)
		First Lien Term Loan	7/15/2020	15.27% (3ML+ 10.00%) plus 0.75% PIK	1.50	7/15/2025	46,547	46,547	46,547	1.2%	(3) (10)(39)
								47,439	47,439	1.2%
Faraday Buyer, LLC	Electrical Equipment	First Lien Delayed Draw Term Loan - $5,833 Commitment	10/11/2022	11.86% (6M SOFR + 7.00%)	1.00	10/11/2028	4,457	4,392	4,457	0.1%	(8)(10)(15)
		First Lien Term Loan	10/11/2022	11.86% (6M SOFR + 7.00%)	1.00	10/11/2028	64,007	64,007	64,007	1.7%	(3)(8)(10)
								68,399	68,464	1.8%
First Brands Group	Automobile Components	First Lien Term Loan	3/24/2021	10.25% (6M SOFR+ 5.00%)	1.00	3/30/2027	22,354	22,284	22,209	0.6%	(3)(8)(10)
		Second Lien Term Loan	3/24/2021	13.60% (6ML+ 8.50%)	1.00	3/30/2028	37,000	36,676	36,807	1.0%	(3)(8)(10)
								58,960	59,016	1.6%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 11.57%	—	10/15/2030	50,524	32,622	25,211	0.8%	(5) (14)
								32,622	25,211	0.8%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 18.59%	—	5/16/2031	24,575	16,322	13,430	0.4%	(5) (14)
								16,322	13,430	0.4%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 18.42%	—	7/15/2031	39,905	27,431	20,825	0.6%	(5) (14)
								27,431	20,825	0.6%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Structured Finance	Subordinated Structured Note	8/7/2012	Residual Interest, current yield 0.00%	—	8/15/2023	23,188	3,704	—	—%	(5) (14)(17)
								3,704	—	—%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield 0.00%	—	4/28/2025	41,164	21,322	18	—%	(5) (14)(17)
								21,322	18	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023 (Continued)
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield 0.00%	—	10/18/2027	39,598	29,557	123	—%	(5) (14)(17)
								29,557	123	—%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 0.00%	—	7/18/2031	19,025	13,448	6,344	0.2%	(5) (14)(17)
								13,448	6,344	0.2%
Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	Software	Second Lien Term Loan	11/14/2019	11.95%(1M SOFR+ 6.75%)	0.75	11/19/2027	52,500	52,350	49,111	1.3%	(3)(8)(10)
								52,350	49,111	1.3%
The Hiller Companies, LLC	Commercial Services & Supplies	First Lien Term Loan	10/11/2022	12.52% (6M SOFR + 7.00%)	1.00	9/15/2028	37,000	37,000	37,000	1.0%	(3)(8)(10)(49)
								37,000	37,000	1.0%
Interventional Management Services, LLC	Health Care Providers & Services	First Lien Revolving Line of Credit - $5,000 Commitment	2/22/2021	14.49% (3M SOFR+ 9.00%)	1.00	2/22/2025	5,000	5,000	5,000	0.1%	(10)(15)
		First Lien Term Loan	2/22/2021	14.49% (3M SOFR+ 9.00%)	1.00	2/20/2026	66,975	66,975	66,975	1.8%	(3) (10)
								71,975	71,975	1.9%
Japs-Olson Company, LLC (33)	Commercial Services & Supplies	First Lien Term Loan	5/25/2023	12.11% (3M SOFR + 6.75%)	2.00	5/25/2028	70,852	70,852	70,852	1.9%	(3) (10)
								70,852	70,852	1.9%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	6/26/2015	Residual Interest, current yield 12.33%	—	10/20/2031	23,593	17,966	14,214	0.4%	(5) (14)
								17,966	14,214	0.4%
K&N HoldCo, LLC	Automobile Components	Class A Common Units	2/14/2023		—	N/A	—	25,697	1,156	—%	(8)(16)
								25,697	1,156	—%
KM2 Solutions LLC	IT Services	First Lien Term Loan	12/17/2020	14.39% (3M SOFR+ 9.00%)	1.00	12/17/2025	23,675	23,675	23,675	0.6%	(3) (10)
								23,675	23,675	0.6%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 10.64%	—	7/21/2031	49,933	24,754	20,099	0.5%	(5) (14)
								24,754	20,099	0.5%
LGC US FINCO, LLC	Machinery	First Lien Term Loan	1/17/2020	11.72% (1M SOFR+ 6.50%)	1.00	12/20/2025	29,876	29,460	29,876	0.8%	(3)(8)(10)
								29,460	29,876	0.8%
Lucky US BuyerCo LLC	Professional Services	First Lien Revolving Line of Credit - $2,775 Commitment	4/3/2023	12.39% (3M SOFR + 7.50%)	1.00	4/1/2029	—	—	—	—%	(8)(10)(15)
		First Lien Term Loan	4/3/2023	12.39% (3M SOFR + 7.50%)	1.00	4/1/2029	21,674	21,674	21,674	0.6%	(3)(8)(10)
								21,674	21,674	0.6%
MAC Discount, LLC	Household Durables	First Lien Term Loan	5/11/2023	13.49% (3M SOFR + 8.00%)	1.50	5/11/2028	37,810	37,453	37,810	1.0%	(3) (10)
		Class A Senior Preferred Stock to MAC Discount Investments, LLC (1,500,000 shares)	5/11/2023	12.00%	—	5/11/2028	—	1,500	1,523	—%	(16)
								38,953	39,333	1.0%
Magnate Worldwide, LLC	Air Freight & Logistics	First Lien Delayed Draw Term Loan - $2,357 Commitment	3/11/2022	10.84% (3M SOFR+ 5.50%)	0.75	12/30/2028	1,208	1,184	1,208	—%	(8)(10)(15)
		First Lien Term Loan	3/11/2022	10.84% (3M SOFR+ 5.50%)	0.75	12/30/2028	30,186	30,186	30,186	0.8%	(3)(8)(10)
		Second Lien Term Loan	12/30/2021	13.89% (3M SOFR+ 8.50%)	0.75	12/30/2029	95,000	95,000	95,000	2.5%	(3)(10)
								126,370	126,394	3.3%
Mamba Purchaser, Inc.	Health Care Providers & Services	Second Lien Term Loan	9/29/2021	11.72% (1M SOFR+ 6.50%)	0.50	10/14/2029	23,000	22,863	23,000	0.6%	(3)(8)(10)
								22,863	23,000	0.6%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023 (Continued)
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Medical Solutions Holdings, Inc. (4)	Health Care Providers & Services	Second Lien Term Loan	11/1/2021	12.36% (3M SOFR+ 7.00%)	0.50	11/1/2029	$54,463	$54,428	$54,463	1.5%	(3)(8)(10)
								54,428	54,463	1.5%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note	4/17/2013	Residual Interest, current yield 0.00%	—	10/15/2030	43,650	21,588	13,629	0.4%	(5) (14)(17)
								21,588	13,629	0.4%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 9.95%	—	7/15/2031	47,829	23,395	19,004	0.5%	(5) (14)
								23,395	19,004	0.5%
Nexus Buyer LLC	Capital Markets	Second Lien Term Loan	11/5/2021	11.45% (1M SOFR+ 6.25%)	0.50	11/5/2029	42,500	42,500	39,984	1.1%	(8)(10)
								42,500	39,984	1.1%
NH Kronos Buyer, Inc.	Pharmaceuticals	First Lien Term Loan	12/7/2022	11.64% (3M SOFR + 6.25%)	1.00	11/1/2028	74,531	74,531	74,531	2.0%	(3)(8)(10)
								74,531	74,531	2.0%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 5.11%	—	7/19/2030	42,064	27,168	21,341	0.6%	(5) (14)
								27,168	21,341	0.6%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note	8/12/2015	Residual Interest, current yield 7.93%	—	4/16/2031	46,016	20,619	15,429	0.4%	(5) (14)
								20,619	15,429	0.4%
OneTouchPoint Corp	Professional Services	First Lien Term Loan	2/19/2021	13.49% (3M SOFR+ 8.00%)	1.00	2/19/2026	38,678	38,678	38,678	1.0%	(3) (10)
								38,678	38,678	1.0%
PeopleConnect Holdings, LLC (11)	Interactive Media & Services	First Lien Term Loan	1/22/2020	13.64% (3M SOFR+ 8.25%)	2.75	1/22/2025	160,281	160,281	160,281	4.3%	(3) (10)
								160,281	160,281	4.3%
PetVet Care Centers, LLC (f/k/a Pearl Intermediate Parent LLC)	Health Care Providers & Services	Second Lien Term Loan	2/1/2018	11.44% (1ML+ 6.25%)	—	2/15/2026	16,000	15,957	15,319	0.4%	(3)(8)(10)
								15,957	15,319	0.4%
PGX Holdings, Inc. (6)	Diversified Consumer Services	First Lien Term Loan	7/21/2021	12.85% (1M SOFR + 7.75%)	1.50	7/21/2026	70,639	70,639	70,639	1.9%	(8)(9)(10)
		First Lien DIP Term Loan	5/31/2023	13.99% (3M SOFR + 8.50%)	1.50	7/21/2026	4,376	4,376	4,376	0.1%	(8)(10)
		Second Lien Term Loan	7/21/2021	12.00% PIK	—	7/27/2027	186,326	179,986	—	—%	(9)(39)
		Class B of PGX TopCo LLC (999 Non-Voting Units)	5/27/2020		—	N/A	—	—	—	—%	(16)
								255,001	75,015	2.0%
PlayPower, Inc.	Leisure Products	First Lien Term Loan	5/7/2019	10.57% (3M SOFR+ 5.50%)	—	5/10/2026	5,776	5,749	5,436	0.1%	(3)(8)(10)
								5,749	5,436	0.1%
Precisely Software Incorporated (f/k/a Vision Solutions, Inc.) (29)	IT Services	Second Lien Term Loan	4/23/2021	12.51% (3ML + 7.25%)	0.75	4/23/2029	80,000	79,331	75,962	2.0%	(3)(8)(10)
								79,331	75,962	2.0%
Preventics, Inc. (d/b/a Legere Pharmaceuticals) (46)	Health Care Providers & Services	First Lien Term Loan	11/12/2021	16.04% (3ML+ 10.50%)	1.00	11/12/2026	9,150	9,150	9,150	0.2%	(3) (10)
		Series A Convertible Preferred Stock(320 units)	11/12/2021	8.00%	—	N/A	—	127	158	—%	(16)
		Series C Convertible Preferred Stock (3,575 units)	11/12/2021	8.00%	—	N/A	—	1,419	1,769	—%	(16)
								10,696	11,077	0.2%
Raisin Acquisition Co, Inc.	Pharmaceuticals	First Lien Revolving Line of Credit	6/17/2022	12.51% (3M SOFR+ 7.00%)	1.00	12/13/2026	—	—	—	—%	(8)(10)(15)
		First Lien Delayed Draw Term Loan	6/17/2022	12.50% (3M SOFR+ 7.00%)	1.00	12/13/2026	1,503	1,472	1,468	—%	(8)(10)(15)
		First Lien Term Loan	6/17/2022	12.51% (3M SOFR+ 7.00%)	1.00	12/13/2026	23,848	23,266	23,290	0.6%	(3)(8)(10)
								24,738	24,758	0.6%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023 (Continued)
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

RC Buyer, Inc.	Automobile Components	Second Lien Term Loan	7/26/2021	11.84% (3M SOFR+ 6.50%)	0.75	7/30/2029	$20,000	$19,924	$19,353	0.5%	(3)(8)(10)
								19,924	19,353	0.5%
Reception Purchaser, LLC	Air Freight & Logistics	First Lien Term Loan	4/28/2022	11.39% (3M SOFR+ 6.00%)	0.75	3/24/2028	62,731	61,801	62,552	1.8%	(3)(8)(10)
								61,801	62,552	1.8%
Redstone Holdco 2 LP (22)	IT Services	Second Lien Term Loan	4/16/2021	13.04% (3ML+ 7.75%)	0.75	4/27/2029	50,000	49,350	43,655	1.2%	(3)(8)(10)
								49,350	43,655	1.2%
Research Now Group, LLC (f/k/a Research Now Group, Inc.) and Dynata, LLC (f/k/a Survey Sampling International, LLC)	Professional Services	First Lien Term Loan	12/8/2017	10.80% (3ML+ 5.50%)	1.00	12/20/2024	9,475	9,352	8,872	0.2%	(3)(8)(10)
		Second Lien Term Loan	12/8/2017	14.80% (3ML+ 9.50%)	1.00	12/20/2025	50,000	48,936	42,954	1.2%	(3)(8)(10)
								58,288	51,826	1.4%
Rising Tide Holdings, Inc.	Diversified Consumer Services	First Lien Term Loan	3/23/2023	13.76% PIK (3M SOFR+ 8.25%)	0.75	6/1/2029	12,394	12,265	11,332	0.3%	(8)(10)(39)(50)
		Second Lien Term Loan	3/23/2023	13.76% PIK (3M SOFR + 8.25%)	0.75	6/1/2029	12,166	11,630	—	—%	(8)(9)(10)
								23,895	11,332	0.3%
The RK Logistics Group, Inc.	Commercial Services & Supplies	First Lien Term Loan	3/24/2022	16.04% (3ML+ 10.50%)	1.00	3/24/2027	5,826	5,826	5,826	0.2%	(3) (10)
		Class A Common Units (263,000 units)	3/24/2022		—	N/A	—	263	2,565	0.1%	(16)
		Class B Common Units (1,237,000 units)	3/24/2022		—	N/A	—	1,237	12,062	0.3%	(16)
								7,326	20,453	0.6%
RME Group Holding Company	Media	First Lien Term Loan A	5/4/2017	10.99% (3M SOFR+ 5.50%)	1.00	5/6/2024	22,116	22,116	22,116	0.6%	(3) (10)
		First Lien Term Loan B	5/4/2017	16.49% (3M SOFR+ 11.00%)	1.00	5/6/2024	21,033	21,033	21,033	0.6%	(3) (10)
								43,149	43,149	1.2%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note	4/11/2014	Residual Interest, current yield 13.44%	—	4/21/2031	27,725	19,564	15,086	0.4%	(5) (14)
								19,564	15,086	0.4%
Rosa Mexicano	Hotels, Restaurants & Leisure	First Lien Revolving Line of Credit - $500 Commitment	3/29/2018	13.00% (3M SOFR+ 7.50%)	1.25	6/13/2024	191	191	183	—%	(10)(15)
		First Lien Term Loan	3/29/2018	13.00% (3M SOFR+ 7.50%)	1.25	6/13/2024	21,510	21,510	20,593	0.6%	(1,000.0)
								21,701	20,776	0.6%
Shearer’s Foods, LLC	Food Products	Second Lien Term Loan	9/15/2020	12.97% (1M SOFR+ 7.75%)	0.75	9/23/2028	3,600	3,534	3,600	0.1%	(3)(8)(10)
								3,534	3,600	0.1%
ShiftKey, LLC	Health Care Technology	First Lien Term Loan	6/21/2022	11.25% (3M SOFR+ 5.75%)	1.00	6/21/2027	64,513	64,058	64,513	1.8%	(3) (10)
								64,058	64,513	1.8%
Shutterfly Finance, LLC	Internet & Direct Marketing Retail	First Lien Term Loan	6/5/2023	11.13% (3M SOFR+ 6.00%)	1.00	10/1/2027	2,406	2,406	2,406	0.1%	(8)(10)
		Second Lien Term Loan	6/6/2023	10.13% (3M SOFR + 5.00%)	1.00	10/1/2027	14,563	14,563	11,690	0.3%	(8)(10)
		Second Lien Term Loan	6/6/2023	10.24% (3M SOFR + 5.00%)	1.00	10/1/2027	3,518	3,518	2,824	0.1%	(8)(10)
								20,487	16,920	0.5%
Sorenson Communications, LLC	Diversified Telecommunication Services	First Lien Term Loan	3/12/2021	10.69% (1ML+ 5.50%)	0.75	3/17/2026	31,172	30,844	31,130	0.8%	(3)(8)(10)
								30,844	31,130	0.8%
Southern Veterinary Partners	Health Care Providers & Services	Second Lien Term Loan	10/2/2020	12.95% (1M SOFR+ 7.75%)	1.00	10/5/2028	8,000	7,947	8,000	0.2%	(3)(8)(10)
								7,947	8,000	0.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023 (Continued)
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Spectrum Holdings III Corp	Health Care Equipment & Supplies	Second Lien Term Loan	1/26/2018	12.58% (6ML+ 7.00%)	1.00	1/31/2026	$7,500	$7,488	$7,500	0.2%	(8)(10)
								7,488	7,500	0.2%
Spectrum Vision Holdings, LLC	Health Care Providers & Services	First Lien Term Loan	5/2/2023	11.84% (3M SOFR + 6.50%)	1.00	11/17/2024	29,924	29,924	29,924	0.8%	(3)(8)(10)
								29,924	29,924	0.8%
Staples, Inc.	Distributors	First Lien Term Loan	11/18/2019	10.30% (3ML+ 5.00%)	—	4/16/2026	8,683	8,644	7,481	0.2%	(3)(8)(10)(47)
								8,644	7,481	0.2%
Strategic Materials Holding Corp.	Household Durables	Second Lien Term Loan	10/27/2017	13.06% (3M SOFR+ 7.75%)	1.00	11/1/2025	7,000	6,980	4,288	0.1%	(8)(10)
								6,980	4,288	0.1%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interest	12/4/2006		—	N/A	—	—	—	—%	(13)
								—	—	—%
Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note	5/6/2014	Residual Interest, current yield 0.00%	—	7/14/2026	49,250	22,824	3,197	0.1%	(5) (14)(17)(19)
								22,824	3,197	0.1%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note	10/17/2014	Residual Interest, current yield 5.33%	—	1/19/2032	63,831	41,390	26,870	0.7%	(5) (14)
								41,390	26,870	0.7%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	1/26/2018	12.00% PIK	—	2/27/2026	175,147	175,147	175,147	4.8%	(39)
		First Lien Term Loan	11/17/2022	12.00% PIK	—	2/27/2026	15,085	15,085	15,085	0.4%	(39)
		Class W Interests of Town & Country Housewares Group, LP (188,105 Non-Voting Interests)	8/31/2022	4.00%	—	N/A	—	—	16	—%	(16)
		Class B of Town & Country TopCo LLC (999 Non-Voting Units)	11/17/2022		—	N/A	—	—	39,107	1.0%	(16)
								190,232	229,355	6.2%
TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	14.50% (3M SOFR+ 9.00%) plus 1.50%PIK	1.00	11/30/2025	23,337	23,337	23,337	0.6%	(3) (10)(39)
								23,337	23,337	0.6%
United Sporting Companies, Inc. (18)	Distributors	Second Lien Term Loan	9/28/2012	16.19% (1ML+ 11.00%) plus 2.00% PIK	2.25	11/16/2019	130,140	89,178	6,988	0.2%	(9)(10)
								89,178	6,988	0.2%
Upstream Newco, Inc.	Health Care Providers & Services	Second Lien Term Loan	11/20/2019	13.84% (3M SOFR+ 8.50%)	—	11/20/2027	22,000	21,886	19,876	0.5%	(3)(8)(10)
								21,886	19,876	0.5%
USG Intermediate, LLC	Leisure Products	First Lien Revolving Line of Credit - $4,000 Commitment	4/15/2015	14.45% (1M SOFR+ 9.25%)	1.00	2/9/2028	4,000	4,000	4,000	0.1%	(10)(15)
		First Lien Term Loan B	4/15/2015	16.95% (1M SOFR+ 11.75%)	1.00	2/9/2028	59,944	59,944	59,944	1.6%	(3) (10)
		Equity	4/15/2015		—	N/A	—	1	—	—%	(16)
								63,945	63,944	1.7%
VC GB Holdings I Corp	Household Durables	Second Lien Term Loan	6/30/2021	12.23% (3ML+ 6.75%)	0.50	7/23/2029	23,000	22,826	22,930	0.6%	(3)(8)(10)
								22,826	22,930	0.6%
ViaPath Technologies. (f/k/a Global Tel*Link Corporation)	Diversified Telecommunication Services	First Lien Term Loan	8/7/2019	9.45% (1M SOFR+ 4.25%)	—	11/29/2025	9,597	9,439	9,218	0.2%	(3)(8)(10)
		Second Lien Term Loan	11/20/2018	15.20% (1M SOFR+ 10.00%)	—	11/29/2026	122,670	121,956	121,328	3.3%	(3)(8)(10)
								131,395	130,546	3.5%
Victor Technology, LLC	Commercial Services & Supplies	First Lien Term Loan	12/3/2021	13.00%(3M SOFR+ 7.50%)	1.00	12/3/2028	29,550	29,550	28,158	0.8%	(3) (10)
								29,550	28,158	0.8%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023 (Continued)
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 0.00%	—	10/15/2030	$40,613	$25,760	$19,291	0.5%	(5) (14)(17)
								25,760	19,291	0.5%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 0.75%	—	4/18/2031	40,773	23,324	15,895	0.4%	(5) (14)
								23,324	15,895	0.4%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2016	Residual Interest, current yield 10.28%	—	10/20/2031	28,100	23,295	19,297	0.5%	(5) (14)
								23,295	19,297	0.5%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note	6/13/2017	Residual Interest, current yield 13.32%	—	4/20/2034	44,885	51,926	40,366	1.2%	(5) (14)
								51,926	40,366	1.2%
VT Topco, Inc.	Commercial Services & Supplies	Second Lien Term Loan	8/14/2018	11.97% (1M SOFR+ 6.75%)	—	8/17/2026	12,000	11,944	11,879	0.3%	(3)(8)(10)
		2021 Second Lien Term Loan	7/30/2021	11.97% (1M SOFR+ 6.75%)	0.75	8/17/2026	20,250	20,144	20,046	0.5%	(3)(8)(10)
								32,088	31,925	0.8%
WatchGuard Technologies, Inc.	IT Services	First Lien Term Loan	8/17/2022	10.11% (6M SOFR + 5.25%	0.75	6/30/2029	34,738	34,738	34,637	0.9%	(3)(8)(10)
								34,738	34,637	0.9%
Wellful Inc. (f/k/a KNS Acquisition Corp.)	Food & Staples Retailing	First Lien Term Loan	5/13/2019	11.47% (1M SOFR + 6.25%)	—	10/1/2025	14,240	14,130	13,784	0.4%	(3)(8)(10)
		Incremental First Lien Term Loan	9/25/2018	11.47% (1M SOFR + 6.25%)	—	10/1/2026	37,000	36,710	33,941	0.9%	(3)(8)(10)
								50,840	47,725	1.3%
Wellpath Holdings, Inc. (f/k/a CCS-CMGC Holdings, Inc.)	Health Care Providers & Services	First Lien Term Loan	5/13/2019	10.98% (3ML+ 5.50%)	—	10/1/2025	14,240	14,130	13,784	0.4%	(3)(8)(10)
		Second Lien Term Loan	9/25/2018	14.48% (3ML+ 9.00%)	—	10/1/2026	37,000	36,710	33,941	0.9%	(3)(8)(10)
								50,840	47,725	1.3%
Total Non-Control/Non-Affiliate Investments								$4,803,245	$4,142,837	111.0%

Total Portfolio Investments								$7,800,596	$7,724,931	207.0%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2023 (Unaudited) and June 30, 2023

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
(3)Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair value of the investments held by PCF at September 30, 2023 and June 30, 2023 were $2,969,277 and $3,051,668, respectively, representing 38.4% and 39.5% of our total investments, respectively.
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
(6)On December 28, 2022, we provided $15,000 of additional Second Lien Term Loans and $30,000 of Second Lien Delayed Draw Term Loan commitments to PGX Holdings, Inc. (“PGX”). Also as of December 28, 2022, we contributed our existing equity interest in PGX to PGX TopCo LLC, an entity in which we own 100% of the Class B non-voting shares. Given the only equity we hold in the PGX structure is non-voting, we classify our investment in the PGX structure as non-control/non-affiliate beginning December 31, 2022 and as of June 30, 2023. On September 28, 2023, in connection with a Chapter 11 process, PGX sold the majority of its assets to a new entity, Credit.com Holdings, LLC (“Credit.com”). As part of the transaction, we rolled the majority of our existing First Lien Term Loan into a new First Lien Term Loan A and new First Lien Term Loan B at Credit.com. We were also issued equity at Credit.com, which we hold through our Class B non-voting equity investment in PGX Topco II LLC.
(7)Engine Group, Inc., EMX Digital, Inc. (f/k/a Clearstream.TV, Inc.), and Engine International, Inc., are joint borrowers on the first lien term loan.
(8)Syndicated investment which was originated by a financial institution and broadly distributed.
(9)Investment on non-accrual status as of the reporting date (See Note 2).
(10)Certain variable rate securities in our portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. The 1-Month LIBOR, or “1ML”, was 5.43% as of September 30, 2023 and 5.22% as of June 30, 2023. The 3-Month LIBOR, or “3ML”, was 5.66% as of September 30, 2023 and 5.55% as of June 30, 2023. The 6-Month LIBOR, or “6ML”, was 5.90% as of September 30, 2023 and 5.76% as of June 30, 2023. The 1-Month Secured Overnight Financing Rate or “1M SOFR”, was 5.32% as of September 30, 2023 and 5.14% as of June 30, 2023. The 3-Month Secured Overnight Financing Rate or “3M SOFR”, was 5.40% as of September 30, 2023 and 5.27% as of June 30, 2023. The 6-Month Secured Overnight Financing Rate or “6M SOFR” was 5.47% as of September 30, 2023 and 5.39% as of June 30, 2023. The PRIME Rate or “PRIME” was 8.50% as of September 30, 2023 and 8.25% as of June 30, 2023. The impact of a SOFR credit spread adjustment, if applicable, is included within the stated all-in interest rate.
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
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2023 (Unaudited) and June 30, 2023 (Continued)
(13)The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.
(14)Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2023 and June 30, 2023, our qualifying assets, as a percentage of total assets, stood at 82.29% and 82.08%, respectively. We monitor the status of these assets on an ongoing basis.
(15)Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of September 30, 2023 and June 30, 2023, we had $27,316 and $47,875, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.
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
(19)Security was called for redemption and the liquidation of the underlying loan portfolio is ongoing.
(20)CP Holdings of Delaware LLC (“CP Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of CP Energy Services Inc. (“CP Energy”) as of September 30, 2023 and June 30, 2023. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $32,021 in first lien term loans (the “Spartan Term Loans”) due to us as of September 30, 2023. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. In September 2020, we made a new $26,193 Series A preferred stock investment in Spartan Energy Holdings, Inc., which equates to 100% of the Series A non-voting non-convertible preferred stock outstanding.
(21)Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% and 99.0% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of September 30, 2023 and June 30, 2023, respectively. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company. Effective December 10, 2021, Credit Central’s term loan lenders were granted a first priority security interest on certain assets of Credit Central and our investment became classified as a First Lien Term Loan.
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2023 (Unaudited) and June 30, 2023 (Continued)
(24)Energy Solutions Holdings Inc., a consolidated entity in which we own 100% of the equity, owns 100% of Freedom Marine Solutions, LLC (“Freedom Marine”), which owns Vessel Company, LLC, Vessel Company II, LLC and Vessel Company III, LLC. We report Freedom Marine as a separate controlled company.
(25)MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 100% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc. (“Mity-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. Our subordinated unsecured note issued and outstanding to Broda Canada is denominated in Canadian Dollars (“CAD”). As of September 30, 2023 and June 30, 2023, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder.
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
(27)Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 94.48% of Nationwide Loan Company LLC, the operating company, as of September 30, 2023 and June 30, 2023. We report Nationwide Loan Company LLC as a separate controlled company. Prospect has a first priority security interest in the assets of Nationwide.
(28)NMMB Holdings, Inc. (“NMMB Holdings”), a consolidated entity in which we own 100% of the equity, owns 92.77% and 90.42% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of September 30, 2023 and June 30, 2023, respectively. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.
(29)Vision Solutions, Inc. and Precisely Software Incorporate are joint borrowers on the Second Lien Term Loan.
(30)Prospect owns 99.96% of the equity of USES Corp. as of September 30, 2023 and June 30, 2023.
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
(32)As of September 30, 2023 and June 30, 2023, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC, the parent company of Nixon, Inc.
(33)Japs-Olson Company, LLC, Alpha Mail Debt Merger Sub, LLC and J-O Building Company LLC are joint borrowers on the First Lien Term Loan.
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
(35)As of September 30, 2023 and June 30, 2023, the residual profit interest includes both (i) 8.33% of New TLA, TLD and TLE residual profit and (ii) 100% of TLC residual profits, with both calculated quarterly in arrears.
(36)Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.97% ownership interest of Pacific World as of September 30, 2023 and as of June 30, 2023. As a result, Prospect’s investment in Pacific World is classified as a control investment.
(37)The following shows the composition of our investment portfolio at cost by control designation, investment type and by
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2023 (Unaudited) and June 30, 2023 (Continued)
industry as of September 30, 2023:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$54,739	$—	$—	$—	$55,581	$110,320
Commercial Services & Supplies	129,509	—	—	7,200	27,348	164,057
Construction & Engineering	79,095	—	—	—	12,053	91,148
Consumer Finance	503,134	—	—	—	82,843	585,977
Diversified Consumer Services	—	—	—	—	2,378	2,378
Energy Equipment & Services	106,972	—	—	—	221,800	328,772
Equity Real Estate Investment Trusts (REITs)	776,749	—	—	—	15,430	792,179
Health Care Providers & Services	298,734	—	—	—	45,118	343,852
Machinery	37,322	—	—	—	6,866	44,188
Media	29,723	—	—	—	—	29,723
Online Lending	20,630	—	—	—	—	20,630
Personal Products	91,907	—	—	—	189,295	281,202
Trading Companies & Distributors	32,675	—	—	—	32,500	65,175
Structured Finance	200,600	—	—	—	—	200,600
Total Control Investments	$2,361,789	$—	$—	$7,200	$691,212	$3,060,201
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$10,162	$10,162
Total Affiliate Investments	$—	$—	$—	$—	$10,162	$10,162
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$93,222	$95,000	$—	$—	$—	$188,222
Automobile Components	22,187	86,647	—	—	25,697	134,531
Building Products	—	35,000	—	—	—	35,000
Capital Markets	—	42,500	—	—	—	42,500
Commercial Services & Supplies	202,585	153,296	—	—	1,500	357,381
Communications Equipment	9,260	50,609	—	—	—	59,869
Consumer Finance	47,023	—	—	—	—	47,023
Distributors	204,685	89,178	—	—	—	293,863
Diversified Consumer Services	84,101	—	—	—	23,898	107,999
Diversified Financial Services	36,410	—	—	—	—	36,410
Diversified Telecommunication Services	39,300	122,008	—	—	—	161,308
Electrical Equipment	68,229	—	—	—	—	68,229
Food & Staples Retailing	27,040	—	—	—	—	27,040
Food Products	—	134,931	—	—	—	134,931
Health Care Equipment & Supplies	—	—	—	—	—	—
Health Care Providers & Services	187,324	159,832	—	—	1,546	348,702
Health Care Technology	132,923	—	—	—	—	132,923
Hotels, Restaurants & Leisure	21,256	—	—	—	—	21,256
Household Durables	125,798	29,813	—	—	3,501	159,112
Interactive Media & Services	153,131	—	—	—	—	153,131
Internet & Direct Marketing Retail	2,411	18,306	—	—	—	20,717
IT Services	210,410	148,225	—	—	—	358,635
Leisure Products	69,429	—	—	—	1	69,430
Machinery	52,621	9,989	—	—	—	62,610
Media	43,396	—	—	—	26,991	70,387
Pharmaceuticals	98,748	—	—	—	—	98,748
Professional Services	87,435	124,046	—	—	—	211,481
Software	—	52,364	—	—	—	52,364
Textiles, Apparel & Luxury Goods	177,397	3,547	—	—	—	180,944
Structured Finance (A)	—	—	908,744	—	—	908,744
Total Non-Control/Non-Affiliate	$2,196,321	$1,355,291	$908,744	$—	$83,134	$4,543,490
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2023 (Unaudited) and June 30, 2023 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Cost Total
Total Portfolio Investment Cost	$4,558,110	$1,355,291	$908,744	$7,200	$784,508	$7,613,853
The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of September 30, 2023:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Control Investments
Aerospace & Defense	$54,739	$—	$—	$—	$8,541	$63,280	1.7%
Commercial Services & Supplies	69,840	—	—	7,200	18,467	95,507	2.5%
Construction & Engineering	79,095	—	—	—	110,397	189,492	5.0%
Consumer Finance	502,244	—	—	—	236,377	738,621	19.5%
Diversified Consumer Services	—	—	—	—	3,242	3,242	0.1%
Energy Equipment & Services	105,578	—	—	—	20,397	125,975	3.3%
Equity Real Estate Investment Trusts (REITs)	776,749	—	—	—	631,763	1,408,512	37.3%
Health Care Providers & Services	298,734	—	—	—	159,446	458,180	12.1%
Machinery	37,322	—	—	—	67,412	104,734	2.8%
Media	29,723	—	—	—	75,024	104,747	2.8%
Online Lending	20,630	—	—	—	—	20,630	0.5%
Personal Products	63,223	—	—	—	—	63,223	1.7%
Trading Companies & Distributors	32,675	—	—	—	16,190	48,865	1.3%
Structured Finance (A)	200,600	—	—	—	—	200,600	5.3%
Total Control Investments	$2,271,152	$—	$—	$7,200	$1,347,256	$3,625,608	95.9%
Fair Value % of Net Assets	60.1%	—%	—%	0.2%	35.6%	95.9%
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$12,541	$12,541	0.3%
Total Affiliate Investments	$—	$—	$—	$—	$12,541	$12,541	0.3%
Fair Value % of Net Assets	—%	—%	—%	—%	0.3%	0.3%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$92,420	$95,000	$—	$—	$—	$187,420	5.0%
Automobile Components	22,129	86,653	—	—	1,444	110,226	2.9%
Building Products	—	32,984	—	—	—	32,984	0.9%
Capital Markets	—	42,500	—	—	—	42,500	1.1%
Commercial Services & Supplies	203,615	152,922	—	—	14,532	371,069	9.8%
Communications Equipment	9,387	47,849	—	—	—	57,236	1.5%
Consumer Finance	18,183	—	—	—	—	18,183	0.5%
Distributors	203,562	7,227	—	—	47,647	258,436	6.8%
Diversified Consumer Services	84,345	—	—	—	17,461	101,806	2.7%
Diversified Financial Services	36,410	—	—	—	—	36,410	1.0%
Diversified Telecommunication Services	39,485	122,670	—	—	—	162,155	4.3%
Electrical Equipment	68,292	—	—	—	—	68,292	1.8%
Food & Staples Retailing	26,824	—	—	—	—	26,824	0.7%
Food Products	—	126,168	—	—	—	126,168	3.3%
Health Care Equipment & Supplies	—	—	—	—	—	—	—%
Health Care Providers & Services	186,094	155,739	—	—	2,276	344,109	9.1%
Health Care Technology	133,401	—	—	—	—	133,401	3.5%
Hotels, Restaurants & Leisure	20,098	—	—	—	—	20,098	0.5%
Household Durables	126,136	24,625	—	—	1,567	152,328	4.0%
Interactive Media & Services	153,131	—	—	—	—	153,131	4.1%
Internet & Direct Marketing Retail	2,406	14,125	—	—	—	16,531	0.4%
IT Services	209,197	139,672	—	—	—	348,869	9.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2023 (Unaudited) and June 30, 2023 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Leisure Products	69,286	—	—	—	—	69,286	1.8%
Machinery	52,994	10,000	—	—	—	62,994	1.7%
Media	41,331	—	—	—	—	41,331	1.1%
Pharmaceuticals	99,209	—	—	—	—	99,209	2.6%
Professional Services	86,495	111,332	—	—	—	197,827	5.2%
Software	—	52,102	—	—	—	52,102	1.4%
Textiles, Apparel & Luxury Goods	177,397	3,600	—	—	—	180,997	4.8%
Structured Finance (A)	—	—	626,746	—	—	626,746	16.6%
Total Non-Control/Non-Affiliate	$2,161,827	$1,225,168	$626,746	$—	$84,927	$4,098,668	108.4%
Fair Value % of Net Assets	57.2%	32.4%	16.6%	—%	2.2%	108.4%
Total Portfolio	$4,432,979	$1,225,168	$626,746	$7,200	$1,444,724	$7,736,817	204.6%
Fair Value % of Net Assets	117.3%	32.4%	16.6%	0.2%	38.1%	204.6%
(A) Our SSN investments do not have industry concentrations and as such have been separated in the tables above.
(B) Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.
(38)The following table shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of June 30, 2023:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$56,600	$—	$—	$—	$55,581	$112,181
Commercial Services & Supplies	129,241	—	—	7,200	27,349	163,790
Construction & Engineering	79,095	—	—	—	12,053	91,148
Consumer Finance	495,166	—	—	—	82,843	578,009
Diversified Consumer Services	—	—	—	—	2,378	2,378
Energy Equipment & Services	103,310	—	—	—	221,800	325,110
Equity Real Estate Investment Trusts (REITs)	725,703	—	—	—	15,430	741,133
Health Care Providers & Services	293,179	—	—	—	45,118	338,297
Machinery	33,622	—	—	—	6,866	40,488
Media	29,723	—	—	—	—	29,723
Online Lending	21,580	—	—	—	—	21,580
Personal Products	89,580	—	—	—	189,295	278,875
Trading Companies & Distributors	32,684	—	—	—	32,500	65,184
Structured Finance (A)	200,600	—	—	—	—	200,600
Total Control Investments	$2,290,083	$—	$—	$7,200	$691,213	$2,988,496
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$8,855	$8,855
Total Affiliate Investments	$—	$—	$—	$—	$8,855	$8,855
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$93,171	$95,000	$—	$—	$—	$188,171
Auto Components	22,284	86,600	—	—	25,697	134,581
Building Products	—	35,000	—	—	—	35,000
Capital Markets	—	42,500	—	—	—	42,500
Commercial Services & Supplies	216,363	185,374	—	—	1,500	403,237
Communications Equipment	9,249	50,603	—	—	—	59,852
Consumer Finance	47,024	—	—	—	—	47,024
Distributors	198,876	89,178	—	—	—	288,054
Diversified Consumer Services	87,280	191,616	—	—	—	278,896
Diversified Financial Services	36,504	—	—	—	—	36,504
Diversified Telecommunication Services	40,283	121,956	—	—	—	162,239
Electrical Equipment	68,399	—	—	—	—	68,399
Food & Staples Retailing	27,139	—	—	—	—	27,139
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2023 (Unaudited) and June 30, 2023 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Cost Total
Food Products	—	134,889	—	—	—	134,889
Health Care Equipment & Supplies	—	7,488	—	—	—	7,488
Health Care Providers & Services	188,179	159,791	—	—	1,546	349,516
Health Care Technology	129,684	—	—	—	—	129,684
Hotels, Restaurants & Leisure	21,701	—	—	—	—	21,701
Household Durables	126,547	29,806	—	—	3,501	159,854
Household Products	—	—	—	—	—	—
Insurance	—	—	—	—	—	—
Interactive Media & Services	160,281	—	—	—	—	160,281
Internet & Direct Marketing Retail	2,406	18,081	—	—	—	20,487
IT Services	209,832	148,150	—	—	—	357,982
Leisure Products	69,693	—	—	—	1	69,694
Machinery	52,797	9,988	—	—	—	62,785
Media	46,695	—	—	—	26,991	73,686
Paper & Forest Products	—	—	—	—	—	—
Pharmaceuticals	99,269	—	—	—	—	99,269
Professional Services	87,757	123,936	—	—	—	211,693
Software	—	52,350	—	—	—	52,350
Technology Hardware, Storage & Peripherals	—	—	—	—	—	—
Textiles, Apparel & Luxury Goods	158,530	8,945	—	—	—	167,475
Structured Finance	—	—	952,815	—	—	952,815
Total Non-Control/Non-Affiliate	$2,199,943	$1,591,251	$952,815	$—	$59,236	$4,803,245
Total Portfolio Investment Cost	$4,490,026	$1,591,251	$952,815	$7,200	$759,304	$7,800,596

The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of June 30, 2023:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Control Investments
Aerospace & Defense	$56,600	$—	$—	$—	$7,598	$64,198	1.7%
Commercial Services & Supplies	69,875	—	—	7,200	10,630	87,705	2.3%
Construction & Engineering	79,095	—	—	—	86,689	165,784	4.4%
Consumer Finance	492,165	—	—	—	227,431	719,596	19.3%
Diversified Consumer Services	—	—	—	—	3,242	3,242	0.1%
Energy Equipment & Services	103,310	—	—	—	23,420	126,730	3.4%
Equity Real Estate Investment Trusts (REITs)	725,703	—	—	—	712,093	1,437,796	38.5%
Health Care Providers & Services	293,179	—	—	—	164,788	457,967	12.3%
Machinery	33,622	—	—	—	47,886	81,508	2.2%
Media	29,723	—	—	—	64,457	94,180	2.5%
Online Lending	21,580	—	—	—	—	21,580	0.6%
Personal Products	65,746	—	—	—	—	65,746	1.8%
Trading Companies & Distributors	32,684	—	—	—	12,381	45,065	1.2%
Structured Finance (A)	200,600	—	—	—	—	200,600	5.4%
Total Control Investments	$2,203,882	$—	$—	$7,200	$1,360,615	$3,571,697	95.7%
Fair Value % of Net Assets	59.0%	—%	—%	0.2%	36.5%	95.7%
Affiliate Investments
Commerical Sevices & Supplies	$—	$—	$—	$—	$10,397	$10,397	0.3%
Diversified Consumer Services	—	—	—	—	—	—	—%
Textiles, Apparel & Luxury Goods	—	—	—	—	—	—	—%
Total Affiliate Investments	$—	$—	$—	$—	$10,397	$10,397	0.3%
Fair Value % of Net Assets	—%	—%	—%	—%	0.3%	0.3%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$93,946	$95,000	$—	$—	$—	$188,946	5.1%
Auto Components	22,209	86,160	—	—	1,156	109,525	2.9%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2023 (Unaudited) and June 30, 2023 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Commercial Services & Supplies	215,887	182,242	—	—	14,627	412,756	11.1%
Communications Equipment	9,594	50,083	—	—	—	59,677	1.6%
Building Products	—	33,120	—	—	—	33,120	0.9%
Capital Markets	—	39,984	—	—	—	39,984	1.1%
Consumer Finance	17,039	—	—	—	—	17,039	0.5%
Distributors	197,713	6,988	—	—	39,123	243,824	6.5%
Diversified Consumer Services	86,347	—	—	—	—	86,347	2.2%
Diversified Financial Services	36,504	—	—	—	—	36,504	1.0%
Diversified Telecommunication Services	40,348	121,328	—	—	—	161,676	4.3%
Electrical Equipment	68,464	—	—	—	—	68,464	1.7%
Food & Staples Retailing	26,828	—	—	—	—	26,828	0.7%
Food Products	—	122,003	—	—	—	122,003	3.3%
Health Care Equipment & Supplies	—	7,500	—	—	—	7,500	0.2%
Health Care Providers & Services	183,872	154,599	—	—	1,927	340,398	9.0%
Health Care Technology	128,793	—	—	—	—	128,793	3.5%
Hotels, Restaurants & Leisure	20,776	—	—	—	—	20,776	0.6%
Household Durables	126,904	27,218	—	—	1,523	155,645	4.2%
Household Products	—	—	—	—	—	—	—%
Insurance	—	—	—	—	—	—	—%
Interactive Media & Services	160,281	—	—	—	—	160,281	4.3%
Internet & Direct Marketing Retail	2,406	14,514	—	—	—	16,920	0.5%
IT Services	207,224	139,064	—	—	—	346,288	9.3%
Leisure Products	69,380	—	—	—	—	69,380	1.9%
Machinery	53,213	9,928	—	—	—	63,141	1.7%
Media	44,596	—	—	—	—	44,596	1.2%
Paper & Forest Products	—	—	—	—	—	—	—%
Pharmaceuticals	99,289	—	—	—	—	99,289	2.7%
Professional Services	86,828	114,666	—	—	—	201,494	5.4%
Software	—	49,111	—	—	—	49,111	1.3%
Technology Hardware, Storage & Peripherals	—	—	—	—	—	—	—%
Textiles, Apparel & Luxury Goods	158,530	9,000	—	—	—	167,530	4.5%
Structured Finance	—	—	665,002	—	—	665,002	17.8%
Total Non-Control/Non-Affiliate	$2,156,971	$1,262,508	$665,002	$—	$58,356	$4,142,837	111.0%
Fair Value % of Net Assets	57.8%	33.8%	17.8%	—%	1.6%	111.0%
Total Portfolio	$4,360,853	$1,262,508	$665,002	$7,200	$1,429,368	$7,724,931	207.0%
Fair Value % of Net Assets	116.8%	33.8%	17.8%	0.2%	38.4%	207.0%
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2023 (Unaudited) and June 30, 2023 (Continued)

(39)The interest rate on these investments, excluding those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended September 30, 2023:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
CP Energy Services Inc. - First Lien Term Loan	N/A	N/A	N/A	(A)
CP Energy Services Inc. - First Lien Term Loan	N/A	N/A	N/A	(A)
CP Energy Services Inc. - First Lien Term Loan	N/A	N/A	N/A	(A)
CP Energy Services Inc. - First Lien Term Loan A to Spartan Energy Services, LLC	13.59%	—%	13.59%	(B)
Credit Central Loan Company, LLC - First Lien Term Loan	10.00%	—%	5.00%	(C)
Eze Castle Integration, Inc. - First Lien Term Loan	0.75%	—%	0.75%
Eze Castle Integration, Inc. - Delayed Draw Term Loan	0.75%	—%	0.75%
First Tower Finance Company LLC - First Lien Term Loan	8.15%	6.85%	5.00%	(D)
InterDent, Inc. - First Lien Term Loan B	12.00%	—%	12.00%
MITY, Inc. - First Lien Term Loan B	—%	10.00%	10.00%
National Property REIT Corp. - First Lien Term Loan A	—%	2.00%	2.00%
National Property REIT Corp. - First Lien Term Loan B	—%	5.50%	N/A	(E)
National Property REIT Corp. - First Lien Term Loan C	—%	2.25%	2.25%
National Property REIT Corp. - First Lien Term Loan D	—%	2.50%	2.00%
National Property REIT Corp. - First Lien Term Loan E	7.00%	—%	7.00%
Nationwide Loan Company LLC - First Lien Term Loan	10.00%	—%	10.00%
Pacific World Corporation - First Lien Revolving Line of Credit	12.83%	—%	12.83%	(F)
Pacific World Corporation - First Lien Term Loan A	8.92%	1.91%	10.83%
Shutterfly, LLC - Second Lien Term Loan	4.00%	—%	4.00%
Town & Country Holdings, Inc. - First Lien Term Loan	12.00%	—%	12.00%	(G)
Town & Country Holdings, Inc. - First Lien Term Loan	12.00%	—%	12.00%	(G)
TPS, LLC - First Lien Term Loan	1.50%	—%	1.50%
USES Corp. - First Lien Equipment Term Loan	14.59%	—%	14.59%	(H)
Valley Electric Co. of Mt. Vernon, Inc. - First Lien Term Loan	—%	2.50%	2.50%
Valley Electric Company, Inc. - First Lien Term Loan	N/A	N/A	N/A	(I)
Valley Electric Company, Inc. - First Lien Term Loan B	N/A	N/A	N/A	(I)
(A) On January 6, 2023, the CP Energy Services, Inc. Amendment No. 16 to Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 14.50%. PIK was due October 2, 2023 for CP Energy Services, Inc. loans. The Maximum PIK rate that was capitalized into the balance of the loans was 14.50%.
(B) On August 22, 2022, the Spartan Energy Services, LLC Twenty-Fifth Amendment to Amended and Restated Senior Secured Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 13.59%.
(C) On September 30, 2022, the Credit Central Senior Subordinated Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 10.00%..
(D) On December 30, 2022, the First Tower Finance Company LLC Amendment No. 15 was amended to reduce the PIK rate to 5.00% and allow the interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 15.00%.
(E) On October 4, 2023, the National Property REIT Corp. fifteenth Amended and Restated Credit Agreement effective as of September 29, 2023 has removed the PIK component of the First Lien Term Loan B.
(F) Effective as of December 29, 2021, the Pacific World Corporation Amendment No. 8 was amended to allow the Revolving Line of Credit interest accruing in cash to be payable in kind resulting in a maximum current rate of 12.83%.
(G) On November 17, 2022, the Town & Country Holdings, Inc. Eighth Amendment to Loan Agreement was amended to a fixed PIK rate of 12.00%.
(H) On March 28, 2023, the USES Corp. First Lien Equipment Term loan was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 14.59%.
(I) PIK was due October 2, 2023 for Valley Electric Company, Inc. loans. The Maximum PIK rate that was capitalized into the balance of the
First Lien Term Loan and First Lien Term Loan B was 10.00% and 8.00%, respectively.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2023 (Unaudited) and June 30, 2023 (Continued)
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended June 30, 2023:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
CP Energy Services Inc. - First Lien Term Loan	14.50%	—%	14.50%	(A)
CP Energy Services Inc. - First Lien Term Loan	14.50%	—%	14.50%	(A)
CP Energy Services Inc. - First Lien Term Loan	14.50%	—%	14.50%	(A)
CP Energy Services Inc. - First Lien Term Loan A to Spartan Energy Services, LLC	13.36%	—%	13.36%	(B)
Credit Central Loan Company, LLC - First Lien Term Loan	10.00%	—%	5.00%	(C)
Echelon Transportation, LLC - First Lien Term Loan	—%	—%	—%	(D)
Eze Castle Integration, Inc. - First Lien Term Loan	0.75%	—%	0.75%
Eze Castle Integration, Inc. - Delayed Draw Term Loan	0.75%	—%	0.75%
First Tower Finance Company LLC - First Lien Term Loan	12.06%	2.94%	5.00%	(E)
InterDent, Inc. - First Lien Term Loan B	12.00%	—%	12.00%
MITY, Inc. - First Lien Term Loan A	2.58%	9.93%	—%	(F)
MITY, Inc. - First Lien Term Loan B	6.92%	15.58%	10.00%	(F)
National Property REIT Corp. - First Lien Term Loan A	—%	3.53%	3.53%
National Property REIT Corp. - First Lien Term Loan B	—%	5.50%	5.50%
National Property REIT Corp. - First Lien Term Loan C	—%	2.25%	2.25%
National Property REIT Corp. - First Lien Term Loan D	—%	2.50%	2.50%
National Property REIT Corp. - First Lien Term Loan E	7.00%	—%	7.00%
Nationwide Loan Company LLC - First Lien Term Loan	10.00%	—%	10.00%
Pacific World Corporation - First Lien Revolving Line of Credit	12.61%	—%	12.61%	(G)
Pacific World Corporation - First Lien Term Loan A	8.70%	1.91%	10.61%
Rising Tide Holdings, Inc. - First Lien Term Loan	13.76%	—%	13.76%	(H)
Town & Country Holdings, Inc. - First Lien Term Loan	12.00%	—%	12.00%	(I)
Town & Country Holdings, Inc. - First Lien Term Loan	12.00%	—%	12.00%	(I)
TPS, LLC - First Lien Term Loan	1.50%	—%	1.50%
USES Corp. - First Lien Equipment Term Loan	14.36%	—%	14.36%	(J)
Valley Electric Co. of Mt. Vernon, Inc. - First Lien Term Loan	—%	2.50%	2.50%
Valley Electric Company, Inc. - First Lien Term Loan	10.00%	—%	10.00%
Valley Electric Company, Inc. - First Lien Term Loan B	8.00%	—%	8.00%
(A) On January 6, 2023, the CP Energy Services, Inc. Amendment No. 16 to Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 14.50%.
(B) On August 22, 2022, the Spartan Energy Services, LLC Twenty-Fifth Amendment to Amended and Restated Senior Secured Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 13.36%.
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
(F) On March 23, 2021, the Mity Amendment No. 1 and Waiver to Note Purchase Agreement was amended to allow Senior Secured Note A and Senior Secured Note B interest accruing in cash to be payable in kind resulting in a maximum current TLA PIK rate of 12.50% and TLB PIK rate of 22.50%.
(G) Effective as of December 29, 2021, the Pacific World Corporation Amendment No. 8 was amended to allow the Revolving Line of Credit interest accruing in cash to be payable in kind resulting in a maximum current rate of 12.61%
(H) Next PIK payment/capitalization date is August 31, 2023.
(I) On November 17, 2022, the Town & Country Holdings, Inc. Eighth Amendment to Loan Agreement was amended to a fixed PIK rate of 12.00%.
(J) On March 28, 2023, the USES Corp. First Lien Equipment Term Loan was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 14.36%.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2023 (Unaudited) and June 30, 2023 (Continued)
(40)As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the three months ended September 30, 2023 with these controlled investments were as follows:

Controlled Companies	Fair Value at June 30, 2023	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at September 30, 2023	Interest income	Dividend income	Other income	Net realized gains (losses)
CP Energy Services Inc.	$79,355	$2,900	$—	$(939)	$81,316	$2,727	$—	$—	$—
CP Energy - Spartan Energy Services, Inc.	34,665	762	—	(3,406)	32,021	1,134	—	—	—
Credit Central Loan Company, LLC	73,642	1,595	—	2,110	77,347	2,254	—	—	—
Echelon Transportation, LLC	64,198	—	(1,862)	944	63,280	781	—	—	—
First Tower Finance Company LLC	598,382	5,588	—	11,622	615,592	15,308	—	—	—
Freedom Marine Solutions, LLC	12,710	—	—	(72)	12,638	—	—	—	—
InterDent, Inc.	457,967	5,554	—	(5,341)	458,180	9,009	—	—	—
Kickapoo Ranch Pet Resort	3,242	—	—	—	3,242	—	80	—	—
MITY, Inc.	68,178	—	—	7,837	76,015	2,205	—	—	—
National Property REIT Corp.	1,659,976	63,546	(13,450)	(80,330)	1,629,742	29,239	—	29,472	—
Nationwide Loan Company LLC	47,572	785	—	(2,675)	45,682	1,175	—	—	—
NMMB, Inc.	94,180	—	—	10,567	104,747	1,064	147	—	(147)
Pacific World Corporation	65,746	2,327	—	(4,850)	63,223	2,646	—	—	—
R-V Industries, Inc.	81,508	3,700	—	19,526	104,734	1,252	—	106	—
Universal Turbine Parts, LLC	45,065	—	(8)	3,808	48,865	956	—	—	—
USES Corp.	19,527	268	—	(303)	19,492	473	—	—	—
Valley Electric Company, Inc.	165,784	—	—	23,708	189,492	3,020	—	167	—
Total	$3,571,697	$87,025	$(15,320)	$(17,794)	$3,625,608	$73,243	$227	$29,745	$(147)
(A) Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, OID accretion and PIK interest, and any transfer of investments.
(B) Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.

(41)As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the three months ended September 30, 2023 with these affiliated investments were as follows:

Affiliated Companies	Fair Value at June 30, 2023	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at September 30, 2023	Interest income	Dividend income	Other income	Net realized gains (losses)
Nixon, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
RGIS Services, LLC	10,397	—	1,307	837	12,541	—	1,307	—	—
Total	$10,397	$—	$1,307	$837	$12,541	$—	$1,307	$—	$—
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2023 (Unaudited) and June 30, 2023 (Continued)
(42)As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2023 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2022	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at June 30, 2023	Interest income	Dividend income	Other income	Net realized gains (losses)
CP Energy Services Inc.	$64,260	$17,959	$—	$(2,864)	$79,355	$7,969	$—	$—	$—
CP Energy - Spartan Energy Services, LLC	48,441	6,005	—	(19,781)	34,665	3,510	—	—	—
Credit Central Loan Company, LLC	76,935	14,261	—	(17,554)	73,642	8,040	—	123	—
Echelon Transportation LLC	65,766	3,391	—	(4,959)	64,198	4,086	—	—	—
First Tower Finance Company LLC	607,283	40,688	(987)	(48,602)	598,382	63,364	—	—	—
Freedom Marine Solutions, LLC	13,899	650	—	(1,839)	12,710	—	—	—	—
InterDent, Inc.	406,194	20,681	(950)	32,042	457,967	32,523	—	—	—
Kickapoo Ranch Pet Resort	3,833	—	—	(591)	3,242	—	150	—	—
MITY, Inc.	59,999	2,692	(3,265)	8,752	68,178	8,177	—	—	(2)
National Property REIT Corp.	1,615,737	213,469	(113,352)	(55,878)	1,659,976	95,004	—	63,792	—
Nationwide Loan Company LLC	50,400	2,337	—	(5,165)	47,572	4,306	—	—	—
NMMB, Inc.	109,943	—	—	(15,763)	94,180	3,754	2,510	—	(2,510)
Pacific World Corporation	59,179	18,479	—	(11,912)	65,746	8,052	—	105	—
R-V Industries, Inc.	56,923	—	—	24,585	81,508	4,467	—	158	—
Universal Turbine Parts, LLC	31,147	—	(32)	13,950	45,065	3,280	—	—	—
USES Corp.	22,395	10,675	—	(13,543)	19,527	1,039	—	—	—
Valley Electric Company, Inc.	145,983	22,341	548	(3,088)	165,784	9,403	547	1,046	—
Total	$3,438,317	$373,628	$(118,038)	$(122,210)	$3,571,697	$256,974	$3,207	$65,224	$(2,512)
(A) Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, PIK interest, and any transfer of investments.
(B) Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.
(43)As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2023 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2022	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at June 30, 2023	Interest income	Dividend income	Other income	Net realized gains (losses)
Nixon, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
PGX Holdings, Inc. (C)	340,253	—	(288,494)	(51,759)	—	15,003	—	133	—
RGIS Services, LLC	17,004	—	(5,128)	(1,479)	10,397	31	1,374	—	—
Targus Cayman HoldCo Limited	36,007	—	(2,805)	(33,202)	—	—	—	—	16,143
	393,264	—	(296,427)	(86,440)	10,397	15,034	1,374	133	16,143
(A)    Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, PIK interest, and any transfer of investments.
(B)    Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.
(C) The investment was transferred to non-control investment classification as $287,751, the fair market value of the investment at the beginning of the three month period ended December 31, 2022.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2023 (Unaudited) and June 30, 2023 (Continued)

(44)Acquisition date represents the date of PSEC's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at PSEC's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments) (See endnote 45 for NPRC equity follow-on acquisitions):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
8th Avenue Food & Provisions, Inc.	Second Lien Term Loan	11/17/2020, 9/17/2021	$7,051
Apidos CLO XI	Subordinated Structured Note	11/2/2016, 4/8/2021	7,559
Apidos CLO XII	Subordinated Structured Note	1/26/2018	4,070
Apidos CLO XV	Subordinated Structured Note	3/29/2018	6,480
Apidos CLO XXII	Subordinated Structured Note	2/24/2020	1,912
Atlantis Health Care Group (Puerto Rico), Inc.	First Lien Revolving Line of Credit	4/15/2013, 5/21/2013, 3/11/2014, 6/26/2017, 9/29/2017, 10/12/2017, 10/31/2017, 5/10/2023	9,500
Atlantis Health Care Group (Puerto Rico), Inc.	First Lien Term Loan	12/9/2016	42,000
Aventiv Technologies, LLC	Second Lien Term Loan	11/13/2017, 11/24/2017, 8/6/2018, 8/24/2018, 3/18/2019	22,750
Barings CLO 2018-III	Subordinated Structured Note	5/18/2018	9,255
BCPE North Star US Holdco 2, Inc.	Second Lien Delayed Draw Term Loan	10/28/2022	5,133
BCPE North Star US Holdco 2, Inc.	Second Lien Term Loan	12/30/2021	65,000
BCPE Osprey Buyer, Inc.	First Lien Revolving Line of Credit	2/22/2023, 5/23/2023, 9/14/2023	3,486
BCPE Osprey Buyer, Inc.	First Lien Delayed Draw Term Loan	9/26/2023	4,639
Belnick, LLC (d/b/a The Ubique Group)	First Lien Term Loan	6/27/2022	5,000
Broder Bros., Co.	First Lien Term Loan	1/29/2019, 2/28/2019, 9/10/2021, 9/30/2021	25,370
California Street CLO IX Ltd.	Subordinated Structured Note	9/6/2016, 10/17/2016	6,842
Cent CLO 21 Limited	Subordinated Structured Note	7/12/2018	1,024
CIFC Funding 2014-IV-R, Ltd.	Subordinated Structured Note	10/12/2018, 12/20/2021	2,860
Collections Acquisition Company, Inc.	First Lien Term Loan	1/13/2022	6,900
Columbia Cent CLO 27 Limited	Subordinated Structured Note	12/2/2021	7,815
CP Energy Services Inc.	First Lien Term Loan	8/31/2023	2,900
CP Energy Services Inc.	First Lien Term Loan A to Spartan Energy Services, LLC	4/9/2021, 1/10/2022, 2/10/2023	14,681
CP Energy Services Inc.	Common Stock	10/11/2013, 12/26/2013, 4/6/2018, 12/31/2019	69,586
Credit Central Loan Company, LLC	Class A Units	12/28/2012, 3/28/2014, 6/26/2014, 9/28/2016, 8/21/2019	11,975
Credit Central Loan Company, LLC	Class P Units	1/27/2023	1,540
Credit Central Loan Company, LLC	First Lien Term Loan	6/26/2014, 9/28/2016, 12/16/2022, 1/27/2023	45,995
Curo Group Holdings Corp.	First Lien Term Loan	8/31/2021, 11/18/2021, 1/12/2022	17,033
DRI Holding, Inc.	First Lien Term Loan	4/26/2022, 7/21/2022	12,999
DRI Holding, Inc.	Second Lien Term Loan	5/18/2022	10,000
Dukes Root Control Inc.	First Lien Revolving Line of Credit	4/24/2023	1,429
Dukes Root Control Inc.	First Lien Delayed Draw Term Loan	5/26/2023	2,054
Echelon Transportation, LLC	Membership Interest	3/31/2014, 9/30/2014, 12/9/2016	22,488
Echelon Transportation, LLC	First Lien Term Loan	11/14/2018, 7/9/2019, 5/5/2020, 10/9/2020, 1/21/2021, 3/18/2021	5,465
Eze Castle Integration, Inc.	First Lien Delayed Draw Term Loan	10/7/2022, 9/5/2023	1,786
Faraday Buyer, LLC	First Lien Delayed Draw Term Loan	5/18/2023	4,468
First Brands Group	First Lien Term Loan	4/27/2022	5,955
First Brands Group	Second Lien Term Loan	5/12/2022	4,938
First Tower Finance Company LLC	Class A Units	12/30/2013, 6/24/2014, 12/15/2015, 11/21/2016, 3/9/2018	39,885
First Tower Finance Company LLC	First Lien Term Loan to First Tower, LLC	12/15/2015, 3/9/2018, 3/24/2022	43,047
Freedom Marine Solutions, LLC	Membership Interest	10/1/2009, 12/22/2009, 1/13/2010, 3/30/2010, 5/13/2010, 2/14/2011, 4/28/2011, 7/7/2011, 10/20/2011, 10/30/2015, 1/7/2016, 4/11/2016, 8/11/2016, 1/30/2017, 4/20/2017, 6/13/2017, 8/30/2017, 1/17/2018, 2/15/2018, 5/8/2018, 10/31/2018, 5/14/2021, 4/18/2022, 2/15/2023	42,118
Galaxy XV CLO, Ltd.	Subordinated Structured Note	8/21/2015, 3/10/2017	9,161
Galaxy XXVII CLO, Ltd.	Subordinated Structured Note	6/11/2015	1,460
Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	Second Lien Term Loan	5/11/2021, 10/14/2021	54,649
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2023 (Unaudited) and June 30, 2023 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
The Hiller Companies, LLC	First Lien Term Loan	4/6/2023	17,000
InterDent, Inc.	First Lien Term Loan A	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014, 7/14/2021, 3/28/2022	93,903
InterDent, Inc.	First Lien Term Loan B	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
Interventional Management Services, LLC	First Lien Revolving Line of Credit	2/25/2021, 11/17/2021	5,000
Jefferson Mill CLO Ltd.	Subordinated Structured Note	9/21/2018	2,047
Kickapoo Ranch Pet Resort	Membership Interest	10/21/2019, 12/4/2019	28
LCM XIV Ltd.	Subordinated Structured Note	9/25/2015, 5/18/2018	9,422
LGC US FINCO, LLC	First Lien Term Loan	3/2/2022	2,095
Magnate Worldwide, LLC	First Lien Delayed Draw Term Loan	10/26/2022, 6/1/2023	2,310
Mamba Purchaser, Inc.	Second Lien Term Loan	5/4/2022, 5/10/2022	17,860
Medical Solutions Holdings, Inc.	Second Lien Term Loan	5/4/2022, 9/22/2022	1,423
MITY, Inc.	Common Stock	6/23/2014	7,200
MITY, Inc.	First Lien Term Loan A	1/17/2017, 3/23/2021	10,650
MITY, Inc.	First Lien Term Loan B	1/17/2017, 6/3/2019	11,000
Nationwide Loan Company LLC	Class A Units	3/28/2014, 6/18/2014, 9/30/2014, 6/29/2015, 3/31/2016, 8/31/2016, 5/31/2017, 10/31/2017	20,469
Nationwide Loan Company LLC	First Lien Term Loan	12/28/2015, 8/31/2016	1,999
National Property REIT Corp.	First Lien Term Loan A	4/3/2020, 5/15/2020, 6/10/2020, 7/29/2020, 8/14/2020, 9/15/2020,10/15/2020, 10/30/2020, 11/10/2020, 11/13/2020, 11/19/2020, 12/11/2020, 1/27/2021, 2/25/2021, 3/11/2021, 5/14/2021, 6/14/2021, 6/25/2021, 8/16/2021, 11/15/2021, 11/26/2021, 12/1/2021, 12/28/2021, 1/14/2022, 2/15/2022, 3/17/2022, 3/28/2022, 4/1/2022, 4/7/2022, 5/24/2022, 6/6/2022, 7/5/2022, 8/31/2022, 10/6/2022, 1/10/2023, 2/28/2023, 4/4/2023, 4/6/2023, 4/28/2023, 6/9/2023, 6/14/2023, 7/5/2023, 7/14/2023, 8/31/2023, 9/29/2023	696,133
National Property REIT Corp.	First Lien Term Loan B	12/8/2021, 12/17/2021, 1/13/2022, 2/8/2022, 2/14/2022, 2/17/2022, 2/24/2022	28,880
National Property REIT Corp.	First Lien Term Loan C	10/23/2019, 1/23/2020, 3/31/2020, 4/8/2020, 8/4/2020, 12/7/2021, 1/7/2022, 2/2/2022, 5/12/2022, 5/19/2022, 6/6/2022, 8/1/2022, 9/15/2022, 9/19/2022, 10/21/2022, 6/6/2023	253,600
NMMB, Inc.	First Lien Term Loan	12/30/2019, 3/28/2022	40,100
Octagon Investment Partners XV, Ltd.	Subordinated Structured Note	4/27/2015, 8/3/2015, 6/27/2017	10,516
Octagon Investment Partners 18-R Ltd.	Subordinated Structured Note	3/23/2018	8,908
Pacific World Corporation	First Lien Revolving Line of Credit	10/21/2014, 12/19/2014, 4/7/2015, 4/22/2015, 8/12/2016, 10/18/2016, 2/7/2017, 2/21/2017, 4/26/2017, 10/11/2017, 10/17/2017, 1/16/2018, 12/27/2018, 3/15/2019, 7/2/2019, 8/15/2019, 9/1/2021, 10/19/2021, 9/6/2022	41,325
Pacific World Corporation	Convertible Preferred Equity	4/3/2019, 4/29/2019, 6/3/2019, 10/4/2019, 11/12/2019, 12/20/2019, 1/7/2020, 3/5/2020, 12/30/2021	22,600
Pacific World Corporation	First Lien Term Loan A	12/22/2022	10,500
PeopleConnect Holdings, LLC	First Lien Term Loan	10/21/2021	82,005
PetVet Care Centers, LLC	Second Lien Term Loan	11/22/2021, 5/10/2022	10,950
PGX Holdings, Inc.	First Lien Term Loan	11/16/2021, 5/25/2022	25,000
PGX Holdings, Inc.	First Lien DIP Term Loan	8/4/2023	2,327
PGX Holdings, Inc.	Second Lien Term Loan	12/28/2022	15,000
Precisely Software Incorporated	Second Lien Term Loan	5/28/2021, 6/24/2021, 6/3/2022	59,333
Reception Purchaser, LLC	First Lien Term Loan	7/29/2022, 9/22/2022	9,655
Redstone Holdco 2 LP	Second Lien Term Loan	9/10/2021	17,903
Romark WM-R Ltd.	Subordinated Structured Note	3/29/2018	5,125
Rosa Mexicano	First Lien Revolving Line of Credit	3/27/2020	500
R-V Industries, Inc.	First Lien Term Loan	3/4/2022, 9/25/2023	8,700
R-V Industries, Inc.	Common Stock	12/27/2016	1,854
Shiftkey, LLC	First Lien Term Loan	8/26/2022, 9/14/2022, 9/23/2022	39,450
Sorenson Communications, LLC	First Lien Term Loan	5/12/2022, 5/19/2022	19,675
Symphony CLO XV, Ltd.	Subordinated Structured Note	12/7/2018	2,655
Town & Country Holdings, Inc.	First Lien Term Loan	7/13/2018, 7/16/2018	105,000
United Sporting Companies, Inc.	Second Lien Term Loan	3/7/2013	58,650
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2023 (Unaudited) and June 30, 2023 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Universal Turbine Parts, LLC	First Lien Delayed Draw Term Loan	10/24/2019, 2/7/2020, 2/26/2020, 4/5/2021	3,216
USES Corp.	First Lien Term Loan A	6/15/2016, 6/29/2016, 2/22/2017, 4/27/2017, 5/4/2017, 8/30/2017, 10/11/2017, 12/11/2018, 8/30/2019	14,100
USES Corp.	First Lien Equipment Term Loan	6/23/2023	3,900
USG Intermediate, LLC	First Lien Revolving Line of Credit	7/2/2015, 9/23/2015, 9/14/2017, 8/21/2019, 9/17/2020, 9/18/2021, 5/19/2022, 5/22/2023	11,700
USG Intermediate, LLC	First Lien Term Loan B	8/24/2017, 7/30/2021, 2/9/2022, 8/17/2022, 5/12/2023	84,475
USG Intermediate, LLC	Equity	5/12/2023	100
Valley Electric Company, Inc.	Common Stock	12/31/2012, 6/24/2014	18,502
Valley Electric Company, Inc.	First Lien Term Loan	6/30/2014, 8/31/2018, 3/28/2022	18,129
Valley Electric Company, Inc.	First Lien Term Loan B	5/1/2023	19,000
ViaPath Technologies	Second Lien Term Loan	4/10/2019, 8/22/2019, 9/20/2019, 9/14/2021, 9/17/2021, 12/17/2021, 2/7/2022	96,743
Voya CLO 2014-1, Ltd.	Subordinated Structured Note	3/29/2018	3,943
VT Topco, Inc.	Second Lien Term Loan	5/2/2022, 5/12/2022	4,941
VT Topco, Inc.	2021 Second Lien Term Loan	4/27/2022, 5/12/2022	6,939
Wellful Inc.	First Lien Term Loan	7/28/2022	3,860
Wellpath Holdings, Inc.	First Lien Term Loan	10/8/2019, 10/8/2021	9,592
Wellpath Holdings, Inc.	Second Lien Term Loan	8/20/2019	1,993
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2023 (Unaudited) and June 30, 2023 (Continued)
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
(47)This investment represents a Level 2 security in the ASC 820 table as of September 30, 2023 and June 30, 2023. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 2. Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q, ASC 946, Financial Services—Investment Companies (“ASC 946”), and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with GAAP are omitted. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending June 30, 2024.
Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Our consolidated financial statements include the accounts of Prospect, PCF, PYC, and the Consolidated Holding Companies. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition as of and for the periods presented. All intercompany balances and transactions have been eliminated in consolidation. The financial results of our non-substantially wholly-owned holding companies and operating portfolio company investments are not consolidated in the financial statements. Any operating companies owned by the Consolidated Holding Companies are not consolidated.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash, cash equivalents, and restricted cash are carried at cost, which approximates fair value.
All cash and restricted cash balances are maintained with high credit quality financial institutions. Cash and restricted cash held at financial institutions, at times, has exceeded the Federal Deposit Insurance Corporation (“FDIC”) insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institutions where the amounts are held.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of September 30, 2023 and June 30, 2023, our qualifying assets as a percentage of total assets, stood at 82.29% and 82.08%, respectively.
Investment Transactions
Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. We determine the fair

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

value of our investments on a quarterly basis (as discussed in Investment Valuation below), with changes in fair value reflected as a net change in unrealized gains (losses) from investments in the Consolidated Statement of Operations.
Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific identification method. Amounts for investments traded but not yet settled are reported in Due to Broker or Due from Broker, in the Consolidated Statements of Assets and Liabilities. As of September 30, 2023 and June 30, 2023, we have no assets going through foreclosure.
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
Foreign Currency

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectability of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of September 30, 2023 and June 30, 2023, approximately 0.2% and 1.1% of our total assets at fair value are in non-accrual status, respectively.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

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
For the quarter ended September 30, 2023 and 2022, we recorded dividend income of $3,059 and $2,901, respectively. For the quarter ended September 30, 2022, we recorded return of capital distributions of $4,780.
Other income consists of structuring fees, amendment fees, overriding royalty interests, receipts related to net profit and revenue interests, deal deposits, administrative agent fees, and other miscellaneous receipts, which are recognized as revenue when received.
Structuring fees and certain other amendment or advisory fees are considered fees in exchange for the provision of certain services and are subject to the provisions of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). All other types of income are derived from lending or equity investments, which is recognized in accordance with ASC 310-20, Nonrefundable Fees and Other Costs. See Note 10 Other Income.

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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of September 30, 2023, we do not expect to have any excise tax due for the 2023 calendar year. Thus, we have not accrued any excise tax for this period.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2023, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2020 and thereafter remain subject to examination by the Internal Revenue Service.
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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of September 30, 2023 and June 30, 2023, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
Preferred Stock
In accordance with ASC 480-10-S99-3A, the Company’s Preferred Stock (as defined in “Note 9. Equity Offerings, Offering Expenses, and Distributions”) has been classified in temporary equity on the Statement of Assets and Liabilities beginning the period ended September 30, 2021 due to limitations on our ability to exercise our Issuer Optional Conversion (as defined in Note 9) and the possibility of redemption outside of the Company’s control if dividends on the Preferred Stock have accumulated and been unpaid for a period of two years. The Preferred Stock issued as temporary equity is recorded net of offering costs and issuance costs. 5.50% Preferred Stock issued prior to the issuance of our 5.35% Series A Preferred Stock has a carrying value on our Consolidated Statement of Assets and Liabilities equal to liquidation value per share. Accrued and unpaid dividends relating to the Preferred Stock are included in the preferred stock carrying value on the Statement of Assets and Liabilities. Dividends declared on the Preferred Stock are included in preferred stock dividends on the Statement of Operations.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The Company has assessed currently issued ASUs and has determined that they are not applicable or expected to have minimal impact on its consolidated financial statements.
Note 3. Portfolio Investments
At September 30, 2023, we had investments in 128 long-term portfolio investments and CLOs, which had an amortized cost of $7,613,853 and a fair value of $7,736,817. At June 30, 2023, we had investments in 130 long-term portfolio investments and CLOs, which had an amortized cost of $7,800,596 and a fair value of $7,724,931.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $131,074 and $304,530 during the three months ended September 30, 2023 and September 30, 2022, respectively. Debt repayments and considerations from sales of equity securities of approximately $93,646 and $135,991 were received during the three months ended September 30, 2023 and September 30, 2022, respectively.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

•Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.

The following table shows the composition of our investment portfolio as of September 30, 2023 and June 30, 2023:

	September 30, 2023		June 30, 2023
	Cost	Fair Value	Cost	Fair Value
First Lien Revolving Line of Credit	$63,638	$63,751	$58,139	$58,058
First Lien Debt (1)	4,494,472	4,369,228	4,431,887	4,302,795
Second Lien Revolving Line of Credit	5,141	4,769	5,139	4,646
Second Lien Debt	1,350,150	1,220,399	1,586,112	1,257,862
Unsecured Debt	7,200	7,200	7,200	7,200
Subordinated Structured Notes	908,744	626,746	952,815	665,002
Equity	784,508	1,444,724	759,304	1,429,368
Total Investments	$7,613,853	$7,736,817	$7,800,596	$7,724,931
(1) First lien debt includes a loan that the Company classifies as “unitranche” and a loan classified as “first lien last out” The total amortized cost and fair value of the unitranche and/or last out loans were $37,000 and $37,000, respectively, as of September 30, 2023. The total amortized cost and fair value of the unitranche and/or last out loans were $49,265 and $48,332, respectively, as of June 30, 2023.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of September 30, 2023:

	Level 1	Level 2	Level 3	Total
First Lien Revolving Line of Credit	$—	$—	$63,751	$63,751
First Lien Debt(1)	—	47,946	4,321,283	4,369,229
Second Lien Revolving Line of Credit	—	—	4,769	4,769
Second Lien Debt	—	—	1,220,399	1,220,399
Unsecured Debt	—	—	7,200	7,200
Subordinated Structured Notes	—	—	626,746	626,746
Equity	—	—	1,444,723	1,444,723
Total Investments	$—	$47,946	$7,688,871	$7,736,817
(1) First lien debt includes a loan that the Company classifies as “unitranche”. The total amortized cost and fair value of the unitranche loan was $37,000 and $37,000, respectively, as of September 30, 2023.
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
First Lien Revolving Line of Credit	$—	$—	$58,058	$58,058
First Lien Debt (1)	—	7,481	4,295,314	4,302,795
Second Lien Revolving Line of Credit	—	—	4,646	4,646
Second Lien Debt	—	—	1,257,862	1,257,862
Unsecured Debt	—	—	7,200	7,200
Subordinated Structured Notes	—	—	665,002	665,002
Equity	—	—	1,429,368	1,429,368
Total Investments	$—	$7,481	$7,717,450	$7,724,931

(1) First lien debt includes a loan that the Company classifies as “unitranche” and a loan classified as “first lien last out”. The total amortized cost and fair value of the unitranche and/or last out loans were $49,265 and $48,332, respectively, as of June 30, 2023.

The following tables show the aggregate changes in the fair value of our Level 3 investments during the three months ended September 30, 2023:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2023	$3,571,697	$10,397	$4,135,356	$7,717,450
Net realized gains (losses) on investments	(147)	—	(207,342)	(207,489)
Net change in unrealized gains (losses)	(17,794)	837	214,788	197,831
Net realized and unrealized gains (losses)	(17,941)	837	7,446	(9,658)
Purchases of portfolio investments(3)	69,905	—	36,604	106,509
Payment-in-kind interest	16,870	—	6,233	23,103
Accretion of discounts and premiums, net	250	—	1,067	1,317
Decrease to Subordinated Structured Notes cost, net(4)	—	—	(18,223)	(18,223)
Repayments and sales of portfolio investments(3)	(15,173)	1,307	(77,948)	(91,814)
Transfers out of Level 3(1)	—	—	(39,813)	(39,813)
Fair value as of September 30, 2023	$3,625,608	$12,541	$4,050,722	$7,688,871

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	First Lien Revolving Line of Credit	First Lien Debt(2)	Second Lien Revolving Line of Credit	Second Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2023	$58,058	$4,295,314	$4,646	$1,257,862	$7,200	$665,002	$1,429,368	$7,717,450
Net realized gains (losses) on investments	—	(1,505)	—	(179,986)	—	(25,851)	(147)	(207,489)
Net change in unrealized gains (losses)	194	3,047	121	198,499	—	5,818	(9,848)	197,831
Net realized and unrealized gains (losses)	194	1,542	121	18,513	—	(20,033)	(9,995)	(9,658)
Purchases of portfolio investments(3)	7,414	86,826	—	(11,630)	—	—	23,899	106,509
Payment-in-kind interest	995	21,883	—	225	—	—	—	23,103
Accretion of discounts and premiums, net	10	726	2	579	—	—	—	1,317
Decrease to Subordinated Structured Notes cost, net(4)	—	—	—	—	—	(18,223)	—	(18,223)
Repayments and sales of portfolio investments(3)	(2,920)	(45,198)	—	(45,150)	—	—	1,454	(91,814)
Transfers out of Level 3(1)	—	(39,813)	—	—	—	—	—	(39,813)
Fair value as of September 30, 2023	$63,751	$4,321,280	$4,769	$1,220,399	$7,200	$626,746	$1,444,726	$7,688,871

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended September 30, 2023, two of our first lien notes transferred out of Level 3 to Level 2 because inputs to the valuation became observable.
(2) First lien debt includes a loan that the Company classifies as “unitranche” and a loan classified as “first lien last out”. The total amortized cost and fair value of the unitranche and/or last out loans were $37,000 and $37,000, respectively, as of September 30, 2023. The total amortized cost and fair value of the unitranche and/or last out loans were $49,265 and $48,332, respectively, as of June 30, 2023.
(3)Includes reorganizations and restructuring of investments.
(4) Reduction to cost value of our Subordinated Structured Notes investments represents the difference between distributions received, or entitled to be received, for the three months ended September 30, 2023, of $35,046 and the effective yield interest income recognized on our Subordinated Structured Notes of $16,821.
The following tables show the aggregate changes in the fair value of our Level 3 investments during the three months ended September 30, 2022:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2022	$3,438,317	$393,264	$3,697,113	$7,528,694
Net realized gains (losses) on investments	(1,093)	—	(22,084)	(23,177)
Net change in unrealized gains (losses)	(47,289)	(70,786)	(46,057)	(164,132)
Net realized and unrealized gains (losses)	(48,382)	(70,786)	(68,141)	(187,309)
Purchases of portfolio investments	84,100	—	196,236	280,336
Payment-in-kind interest	22,202	—	1,992	24,194
Accretion (amortization) of discounts and premiums, net	185	—	1,324	1,509
Decrease to Subordinated Structured Notes cost, net(2)	—	—	(6,979)	(6,979)
Repayments and sales of portfolio investments	(51,944)	(5,203)	(70,066)	(127,213)
Transfers into Level 3(1)	—	—	17,454	17,454
Fair Value as of as of September 30, 2022	$3,444,478	$317,275	$3,768,933	$7,530,686

	First Lien Revolving Line of Credit	First Lien Debt	Second Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2022	$39,746	$3,684,144	$1,471,336	$7,200	$711,429	$1,614,839	$7,528,694
Net realized gains (losses) on investments	—	(14,472)	(8,791)	—	1,179	(1,093)	(23,177)
Net change in unrealized gains (losses)	(95)	(9,584)	(34,959)	—	(9,157)	(110,337)	(164,132)
Net realized and unrealized gains (losses)	(95)	(24,056)	(43,750)	—	(7,978)	(111,430)	(187,309)
Purchases of portfolio investments	500	215,937	50,319	—	—	13,580	280,336
Payment-in-kind interest	654	23,540	—	—	—	—	24,194
Accretion (amortization) of discounts and premiums, net	2	694	813	—	—	—	1,509
Decrease to Subordinated Structured Notes cost, net(2)	—	—	—	—	(6,979)	—	(6,979)
Repayments and sales of portfolio investments	(56)	(84,900)	(37,434)	—	(1,180)	(3,643)	(127,213)
Transfers into Level 3(1)	—	17,454	—	—	—	—	17,454
Fair value as of September 30, 2022	$40,751	$3,832,813	$1,441,284	$7,200	$695,292	$1,513,346	$7,530,686
(1) Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended September 30, 2022, one of our first lien notes transferred out of Level 2 to Level 3 because inputs to the valuation became unobservable.
(2) Reduction to cost value of our Subordinated Structured Notes investments represents the difference between distributions received, or

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

entitled to be received, for the three months ended September 30, 2022, of $29,872 and the effective yield interest income recognized on our Subordinated Structured Notes of $22,895.
The net change in unrealized (losses) gains on the investments that use Level 3 inputs was $1,424 and $(172,715) for investments still held as of September 30, 2023 and September 30, 2022, respectively.
The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of September 30, 2023 and June 30, 2023:

	September 30, 2023			June 30, 2023
	Cost	Fair Value	% of Portfolio	Cost	Fair Value	% of Portfolio
Equity Real Estate Investment Trusts (REITs)	$792,179	$1,408,512	18.2%	$741,133	$1,437,796	18.6%
Health Care Providers & Services	692,554	802,289	10.4%	687,813	798,365	10.3%
Consumer Finance	633,000	756,804	9.8%	625,033	736,635	9.5%
All Other Industries	5,496,120	4,769,212	61.6%	5,746,617	4,752,135	61.6%
Total	$7,613,853	$7,736,817	100.0%	$7,800,596	$7,724,931	100.0%
As of September 30, 2023 investments in California comprised 10.2% of our investments at fair value, with a cost of $1,013,409 and a fair value of $1,629,742. As of June 30, 2023 investments in California comprised 10.3% of our investments at fair value, with a cost of $933,559 and a fair value of $791,860.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2023 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (5)
First Lien Debt	$1,838,046	Discounted cash flow (Yield analysis)	Market yield	9.5%	to	33.3%	13.0%
First Lien Debt	723,957	Enterprise value waterfall (Market approach)	EBITDA multiple	5.5x	to	12.0x	9.4x
First Lien Debt	29,366	Discounted cash flow (Yield analysis)	Market yield	17.4%	to	17.4%	17.4%
		Enterprise value waterfall (Market approach)	Revenue multiple	1.0x	to	1.5x	1.3x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	12.3%	to	55.0%	33.6%
First Lien Debt	49,935	Enterprise value waterfall (Market approach)	Revenue multiple	1.0x	to	1.5x	1.3x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	12.3%	to	55.0%	33.6%
First Lien Debt	188,293	Enterprise value waterfall (Market approach)	Revenue multiple	0.2x	to	2.0x	1.0x
First Lien Debt	54,739	Enterprise value waterfall (Discounted cash flow)	Discount rate	6.3%	to	8.3%	7.3%
First Lien Debt (1)	20,630	Enterprise value waterfall (Discounted cash flow)	Loss-adjusted discount rate	7.6%	to	9.9%	8.0%
			Projected loss rates	—%	to	3.6%	3.2%
First Lien Debt (2)	200,600	Enterprise value waterfall (Discounted cash flow)	Discount rate (3)	12.0%	to	22.1%	14.0%
First Lien Debt	100,730	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.0x	to	2.0x	1.5x
First Lien Debt	401,514	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.5x	to	2.9x	2.7x
			Earnings multiple	8.5x	to	11.5x	10.0x
First Lien Debt	776,749	Discounted cash flow	Discount Rate	6.3%	to	9.8%	7.1%
			Terminal Cap Rate	5.3%	to	8.3%	5.9%
First Lien Debt	474	Asset recovery analysis	Recoverable amount	n/a			n/a
Second Lien Debt	1,216,316	Discounted cash flow (Yield analysis)	Market yield	10.0%	to	35.6%	15.1%
Second Lien Debt	1,625	Enterprise value waterfall (Market approach)	EBITDA multiple	7.0x	to	8.0x	7.5x
Second Lien Debt	7,227	Asset recovery analysis	Recoverable amount	n/a			n/a
Unsecured Debt	7,200	Enterprise value waterfall (Market approach)	EBITDA multiple	5.5x	to	7.5x	6.5x
Subordinated Structured Notes	626,746	Discounted cash flow	Discount rate (3)	8.2%	to	32.0%	23.2%
Preferred Equity	10,035	Enterprise value waterfall (Market approach)	Revenue multiple	0.2x	to	2.0x	1.1x
Preferred Equity	17,759	Enterprise value waterfall (Market approach)	EBITDA multiple	6.8x	to	9.0x	8.4x
Preferred Equity	8,541	Enterprise value waterfall (Discounted cash flow)	Discount rate	6.3%	to	8.3%	7.3%
Common Equity/Interests/Warrants	506,246	Enterprise value waterfall (Market approach)	EBITDA multiple	4.8x	to	12.0x	9.2x
Common Equity/Interests/Warrants	5,849	Enterprise value waterfall (Market approach)	Revenue multiple	0.2x	to	2.0x	0.6x
Common Equity/Interests/Warrants	11,612	Enterprise value waterfall (Market approach)	Revenue multiple	1.0x	to	1.5x	1.3x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	12.3%	to	55.0%	33.6%
Common Equity/Interests/Warrants (1)	1,208	Enterprise value waterfall (Discounted cash flow)	Loss-adjusted discount rate	7.6%	to	9.9%	8.0%
			Projected loss rates	—%	to	3.6%	3.2%
Common Equity/Interests/Warrants (2)	36,111	Enterprise value waterfall (Discounted cash flow)	Discount rate (3)	12.0%	to	22.1%	14.0%

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (5)
Common Equity/Interests/Warrants (4)	49,537	Discounted cash flow	Discount rate	6.3%	to	9.8%	7.1%
			Terminal Cap Rate	5.3%	to	8.3%	5.9%
Common Equity/Interests/Warrants	22,299	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.0x	to	2.0x	1.3x
Common Equity/Interests/Warrants	214,078	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.5x	to	2.9x	2.7x
			Earnings multiple	8.5x	to	11.5x	10.0x
Common Equity/Interests/Warrants	544,907	Discounted cash flow	Discount rate	6.3%	to	9.8%	7.1%
			Terminal Cap Rate	5.3%	to	8.3%	5.9%
Common Equity/Interests/Warrants	3,904	Enterprise value waterfall (Discounted cash flow)	Discount Rate	6.3%	to	30.0%	23.1%
Common Equity/Interests/Warrants	12,638	Asset recovery analysis	Recoverable amount	n/a			n/a
Total Level 3 Investments	$7,688,871

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2023 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (5)
First Lien Debt	$1,871,464	Discounted cash flow (Yield analysis)	Market yield	9.2%	to	34.3%	12.8%
First Lien Debt	708,883	Enterprise value waterfall (Market approach)	EBITDA multiple	4.8x	to	11.5x	9.3x
First Lien Debt	75,015	Enterprise value waterfall (Market approach)	Revenue multiple	1.0x	to	1.5x	1.3x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	11.8%	to	55.0%	33.4%
First Lien Debt	199,915	Enterprise value waterfall (Market approach)	Revenue multiple	0.2x	to	2.0x	1.0x
First Lien Debt	56,600	Enterprise value waterfall (Discounted cash flow)	Discount rate	6.0%	to	8.0%	7.0%
First Lien Debt (1)	21,580	Enterprise value waterfall (Discounted cash flow)	Loss-adjusted discount rate	7.6%	to	13.2%	8.1%
			Projected loss rates	0.2%	to	6.8%	5.2%
First Lien Debt (2)	200,600	Enterprise value waterfall (Discounted cash flow)	Discount rate (3)	11.7%	to	19.3%	13.4%
First Lien Debt	96,239	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.0x	to	2.0x	1.4x
First Lien Debt	395,926	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.8x	to	3.0x	2.9x
			Earnings multiple	7.3x	to	9.3x	8.3x
First Lien Debt	725,703	Discounted cash flow	Discount Rate	6.3%	to	9.8%	7.0%
			Terminal Cap Rate	5.0%	to	8.3%	5.8%
First Lien Debt	1,447	Asset recovery analysis	Recoverable amount	n/a			n/a
Second Lien Debt	1,255,520	Discounted cash flow (Yield analysis)	Market yield	10.2%	to	45.7%	14.8%
Second Lien Debt	6,988	Asset recovery analysis	Recoverable amount	n/a			n/a
Unsecured Debt	7,200	Enterprise value waterfall (Market approach)	EBITDA multiple	4.8x	to	7.5x	6.1x
Subordinated Structured Notes	665,002	Discounted cash flow	Discount rate (3)	4.0%	to	37.1%	23.4%
Preferred Equity	12,637	Enterprise value waterfall (Market approach)	Revenue multiple	0.2x	to	2.0x	1.1x
Preferred Equity	13,920	Enterprise value waterfall (Market approach)	EBITDA multiple	6.8x	to	9.3x	8.6x
Preferred Equity	7,598	Enterprise value waterfall (Discounted cash flow)	Discount rate	6.0%	to	8.0%	7.0%
Common Equity/Interests/Warrants	438,848	Enterprise value waterfall (Market approach)	EBITDA multiple	4.8x	to	11.5x	9.1x
Common Equity/Interests/Warrants (1)	1,400	Enterprise value waterfall (Discounted cash flow)	Loss-adjusted discount rate	7.6%	to	13.2%	8.1%
			Projected loss rates	0.2%	to	6.8%	5.2%
Common Equity/Interests/Warrants (2)	35,648	Enterprise value waterfall (Discounted cash flow)	Discount rate (3)	11.7%	to	19.3%	13.4%
Common Equity/Interests/Warrants (4)	56,254	Discounted cash flow	Discount rate	6.3%	to	9.8%	7.0%
			Terminal Cap Rate	5.0%	to	8.3%	5.8%
Common Equity/Interests/Warrants	24,975	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.0x	to	2.0x	1.3x
Common Equity/Interests/Warrants	202,456	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.8x	to	3.0x	2.9x
			Earnings multiple	7.3x	to	9.3x	8.3x
Common Equity/Interests/Warrants	618,791	Discounted cash flow	Discount rate	6.3%	to	9.8%	7.0%
			Terminal Cap Rate	5.0%	to	8.3%	5.8%
Common Equity/Interests/Warrants	4,131	Enterprise value waterfall (Discounted cash flow)	Discount rate	13.0%	to	30.0%	22.5%

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average (5)
Common Equity/Interests/Warrants	12,710	Asset recovery analysis	Recoverable amount	n/a	n/a
Total Level 3 Investments	$7,717,450

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

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
An increase in SOFR would materially increase the CLO’s financing costs. Since most of the collateral positions within the CLOs have SOFR floors, there may not be corresponding increases in investment income (if SOFR increases but stays below the SOFR floor rate of such investments) resulting in materially smaller distribution payments to the residual interest investors.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
Changes in Valuation Techniques
During the three months ended September 30, 2023, the valuation methodology for DTI Holdco, Inc. (“Epiq”) for the First Lien Term Loan changed from a combination of the yield analysis and market quotes to relying solely on market quotes, since market quotes were more active in the current period. As a result of the quoted prices of the First Lien Term Loan, the fair value of our investment in Epiq First Lien Term Loan increased to $18,315 as of September 30, 2023, a premium of $295 from its amortized cost, compared to the $449 unrealized discount recorded at June 30, 2023.
During the three months ended September 30, 2023, the valuation methodology for First Brands Group for the First Lien Term Loan changed from a combination of the yield analysis and market quotes to relying solely on market quotes, since market quotes were more active in the current period. As a result of the quoted prices of the First Lien Term Loan, the fair value of our investment in First Brands Group First Lien Term Loan was $22,129 as of September 30, 2023, a discount of $58 from its amortized cost, compared to the $75 unrealized discount recorded at June 30, 2023.
During the three months ended September 30, 2023, the valuation methodology for Strategic Materials changed from the yield analysis to the market approach, given the company’s interest payment default. As a result, the fair value of our investment in Strategic Materials decreased to $1,625 as of September 30, 2023, a discount of $5,355 to its amortized cost, compared to the unrealized discount of $2,692 recorded at June 30, 2023.
Credit Quality Indicators and Undrawn Commitments
As of September 30, 2023, $4,623,066 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR or SOFR floors ranging from 0.0% - 5.9%. As of September 30, 2023, $1,042,281 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 4.0% to 15.5%. As of June 30, 2023, $4,664,827 of our loans to portfolio companies, at fair value, bore interest at floating rates and have LIBOR floors ranging from 0.0% to 5.0%. As of June 30, 2023, $965,734 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 5.0% to 20.0%

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

As of September 30, 2023 and June 30, 2023 , the cost basis of our loans on non-accrual status amounted to $164,916 and $421,198 respectively, with fair value of $15,876 and $86,422, respectively. The fair values of these investments represent approximately 0.2% and 1.1% of our total assets at fair value as of September 30, 2023 and June 30, 2023, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of September 30, 2023 and June 30, 2023, we had $46,490 and $49,160, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of September 30, 2023 and June 30, 2023 as they were all floating rate instruments that repriced frequently.
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
During the three months ended September 30, 2023, we provided $63,305 of debt financing to NPRC to fund real estate capital expenditures and provide working capital.
During the three months ended September 30, 2023, we received partial repayments of $13,450 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
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

The online consumer loan investments held by certain of NPRC’s wholly owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 60 months to 84 months. As of September 30, 2023, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 38 individual loans valued at $125, residual interest in two securitizations valued at $3,592, and one corporate bond valued at $16,733, for an aggregate fair value of $20,450. As of September 30, 2023, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $21,838.
The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of September 30, 2023, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 94 investments with a fair value of $422,844 and face value of $448,390. The average outstanding note is approximately $4,769 with an expected maturity date ranging from April 2026 to October 2033 and weighted-average expected maturity of 5 years as of September 30, 2023. Coupons range from three-month SOFR (“3M”) plus 5.20% to 9.23% with a weighted-average coupon of 3M + 6.92%. As of September 30, 2023, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $236,711. As of September 30, 2023, based on outstanding notional balance, 12.7% of the portfolio was invested in Single - B rated tranches and 87.3% of the portfolio in BB rated tranches.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

As of September 30, 2023, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $1,013,409 and a fair value of $1,629,742, including our investment in online consumer lending and rated secured structured notes as discussed above. As of September 30, 2023, our investment in NPRC and its wholly-owned subsidiaries relating to the real estate portfolio had a fair value of $1,408,512. This portfolio was comprised of forty-eight multi-family properties, eight student housing properties, four senior living properties, and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of September 30, 2023:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	13,492
3	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
4	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
5	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	14,741
6	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	14,904
7	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	28,429
8	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	16,180
9	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	16,409
10	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	23,434
11	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	18,262
12	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,126
13	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	24,795
14	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	41,670
15	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,029
16	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,454
17	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,721
18	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	31,031
19	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	49,420
20	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
21	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	14,679
22	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
23	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	89,610
24	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	15,590
25	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	54,320
26	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,811
27	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,307
28	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
29	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	58,393
30	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,374
31	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
32	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
33	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
34	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
35	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
36	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,793
37	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,545
38	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
39	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	38,843
40	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
41	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
42	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
43	NPRC Grayson LLC	Grayson, GA	12/14/2020	47,860	40,500
44	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
45	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
46	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000
47	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
48	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,975
49	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,955
50	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,203
51	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,601
52	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	104,908
53	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	73,000
54	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
55	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	35,032
56	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	29,042
57	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	23,182
58	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
59	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
60	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
61	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
62	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
63	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,566
				$2,672,726	$2,237,545
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
During the three months ended September 30, 2023 and the three months ended September 30, 2022, NPRC was deemed to be a significant subsidiary due to income. The following table shows summarized income statement information for NPRC for the periods included in this quarterly report:

	Three Months Ended September 30,
Summary Statement of Operations	2023	2022
Total Income	$104,139	$103,621
Operating Expenses	(54,490)	(52,484)
Operating Income	49,649	51,137
Interest Expense	(73,896)	(69,479)
Depreciation and amortization	(26,428)	(29,323)
Fair Value Adjustment	(2,017)	(7,068)
Net loss	$(52,692)	$(54,733)

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

During the three months ended September 30, 2023, First Tower Finance Company LLC (“First Tower Finance”) was deemed a significant subsidiary due to income. The following table shows First Tower Finance summarized income statement information for the periods included within this quarterly report:

	Three Months Ended September 30,
Summary Statement of Operations	2023	2022
Total income	$225,022	$222,372
Gross Profit	267,033	254,206
Net loss	$(42,011)	$(31,834)

Note 4. Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, PCF, a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective September 15, 2022, we completed an extension and upsizing of the revolving credit facility (the “Revolving Credit Facility”). The lenders have extended commitments of $1,954,500 as of September 30, 2023. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $2,000,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extended the maturity date to September 15, 2027 and the revolving period through September 15, 2026, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements, among other items. The Revolving Credit Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. As of September 30, 2023, we were in compliance with the applicable covenants of the Revolving Credit Facility.
Interest on borrowings under the Revolving Credit Facility is one-month SOFR plus 205 basis points. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 40 basis points if more than 60% of the credit facility is drawn, 70 basis points if more than 35% and an amount less than or equal to 60% of the credit facility is drawn, or 150 basis points if an amount less than or equal to 35% of the credit facility is drawn. The Revolving Credit Facility requires us to pledge assets as collateral in order to borrow under the credit facility. As of September 30, 2023, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility had an aggregate fair value of $3,021,215, which represents 38.7% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $1,954,500. The release of any assets from PCF requires the approval of the facility agent.
For the three months ended September 30, 2023, and September 30, 2022, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Three Months Ended September 30,
	2023	2022
Average stated interest rate	7.31%	4.23%
Average outstanding balance	$1,100,598	$966,173
As of September 30, 2023 and June 30, 2023, we had $799,833 and $697,325, respectively, available to us for borrowing under the Revolving Credit Facility, net of $915,021 and $1,014,703 outstanding borrowings as of the respective balance sheet dates.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

In connection with the origination and amendments of the Revolving Credit Facility, we incurred $26,878 of fees, all of which are being amortized over the term of the facility. As of September 30, 2023 and June 30, 2023, $14,906 and $15,569, respectively, of the fees remain to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended September 30, 2023 and September 30, 2022, we recorded $22,700 and $11,726, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On July 15, 2022 we repaid the remaining outstanding principal amount of $60,498 of the 2022 Notes, plus interest, at maturity. Following the maturity of the 2022 Notes, none of the 2022 Notes remained outstanding.
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
As of September 30, 2023 and June 30, 2023, the outstanding aggregate principal amount of the 2025 Notes were $156,168 and $156,168, respectively.
Certain key terms related to the convertible features for the 2025 Notes are listed below:

2025 Notes
Initial conversion rate(1)	110.7420
Initial conversion price	$9.03
Conversion rate at September 30, 2023(1)(2)	110.7420
Conversion price at September 30, 2023(2)(3)	$9.03
Last conversion price calculation date	3/1/2023
Dividend threshold amount (per share)(4)	$0.060000
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
In connection with the issuance of the Convertible Notes, we recorded a discount of $3,369 and debt issuance costs of $2,090 which are being amortized over the terms of the Convertible Notes. As of September 30, 2023 and June 30, 2023, $825 and $964 of the original issue discount and $525 and $613, respectively, of the debt issuance costs remain to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended September 30, 2023 and September 30, 2022, we recorded $2,717 and $2,848, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
During the three months ended September 30, 2022, we commenced a tender offer to purchase for cash any and all of the $284,219 then outstanding aggregate principal amount of the 2023 Notes at a price of 98.00%, plus accrued and unpaid interest. As a result, $347 aggregate principal amount of the 2023 Notes were validly tendered and accepted, and we recognized a realized loss of $6 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the 2023 Notes, net of the proportionate amount of unamortized debt issuance costs.
As of September 30, 2022, the outstanding aggregate principal amount of the 2023 Notes was $283,872. On March 15, 2023 we repaid the remaining outstanding principal amount of $282,115 of the 2023 Notes, plus interest, at maturity. Following the maturity of the 2023 Notes, none of the 2023 Notes remained outstanding.
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
As of September 30, 2023 and June 30, 2023, the outstanding aggregate principal amount of the 6.375% 2024 Notes were $81,240 and $81,240, respectively.
2026 Notes
On January 22, 2021, we issued $325,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Original 2026 Notes”). The Original 2026 Notes bear interest at a rate of 3.706% per year, payable semi-annually on July 22, and January 22 of each year, beginning on July 22, 2021. Total proceeds from the issuance of the 2026 Notes, net of underwriting discounts and offering costs, were $317,720. On February 19, 2021, we issued an additional $75,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Additional 2026 Notes”, and together with the Original 2026 Notes, the “2026 Notes”). The Additional 2026 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2026 Notes and bear interest at a rate of 3.706% per year, payable semi-annually on July 22 and January 22 of each year, beginning July 22, 2021. Total proceeds from the issuance of the Additional 2026 Notes, net of underwriting discounts and offering costs, were $74,061. As of September 30, 2023 and June 30, 2023, the outstanding aggregate principal amount of the 2026 Notes were $400,000 and $400,000, respectively.
3.364% 2026 Notes
On May 27, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on November 15, 2026 (the “3.364% 2026 Notes”). The 3.364% 2026 Notes bear interest at a rate of 3.364% per year, payable semi-annually on November 15, and May 15 of each year, beginning on November 15, 2021. Total proceeds from the issuance of the 3.364% 2026 Notes, net of underwriting discounts and offering costs, were $293,283. As of September 30, 2023 and June 30, 2023, the outstanding aggregate principal amount of the 3.364% 2026 Notes were $300,000 and $300,000, respectively.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

3.437% 2028 Notes
On September 30, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on October 15, 2028 (the “3.437% 2028 Notes”). The 3.437% 2028 Notes bear interest at a rate of 3.437% per year, payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2022. Total proceeds from the issuance of the 3.437% 2028 Notes, net of underwriting discounts and offering costs, were $291,798. As of September 30, 2023 and June 30, 2023, the outstanding aggregate principal amount of the 3.437% 2028 Notes were $300,000 and $300,000, respectively.
The 2023 Notes, the 6.375% 2024 Notes, the 2026 Notes, the 3.364% 2026 Notes, and the 3.437% 2028 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $13,417 and debt issuance costs of $13,491, which are being amortized over the term of the notes. As of September 30, 2023 and June 30, 2023, $8,194 and $8,770 of the original issue discount and $7,735 and $8,333, respectively, of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended September 30, 2023, and September 30, 2022, we recorded $11,274 and $15,613, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
Note 7. Prospect Capital InterNotes®
On February 13, 2020, we entered into a selling agent agreement with InspereX LLC (formerly known as “Incapital LLC”) (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with previously authorized selling agent agreements, the “InterNotes® Offerings”). On February 8, 2023, our Board of Directors reauthorized $1,000,000 of Prospect Capital InterNotes® for sale under the Selling Agent Agreement. Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of September 30, 2023, $358,834 aggregate principal amount of Prospect Capital InterNotes® were outstanding.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.

During the three months ended September 30, 2023, we issued $3,976 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $3,892. These notes were issued with stated interest rates ranging from 5.75% to 6.50% with a weighted average interest rate of 6.17%. These notes will mature between July 15, 2026 and September 15, 2043. The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2023:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$1,019	5.75%	5.75%	July 15, 2026 – September 15, 2026
6	734	6.00%	6.00%	July 15, 2029 – September 15, 2029
10	678	6.25%	6.25%	July 15, 2033 – September 15, 2033
20	1,545	6.50%	6.50%	July 15, 2043 – September 15, 2043
	$3,976

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

During the three months ended September 30, 2022, we issued $2,624 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $2,591. These notes were issued with a stated interest rate of 4.50% with a weighted average interest rate of 4.50%. These notes will mature between July 15, 2027 and September 15, 2027. The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2022:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	2,624	4.50%	4.50%	July 15, 2027 – September 15, 2027
	$2,624
During the three months ended September 30, 2023, we repaid $3,247 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option of the InterNotes®. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2023 was $91.

The following table summarizes the Prospect Capital InterNotes® outstanding as of September 30, 2023:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$12,034	1.50% – 5.75%	4.95%	January 15, 2024 – September 15, 2026
5	96,789	2.25% – 5.50%	3.30%	January 15, 2026 – October 15, 2027
6	18,135	3.00% – 6.00%	3.52%	June 15, 2027 – September 15, 2029
7	28,510	2.75% – 4.25%	3.17%	January 15, 2028 – February 15, 2029
8	3,236	3.40% – 3.50%	3.45%	June 15, 2029 – July 15, 2029
10	80,196	3.15% – 6.25%	3.99%	August 15, 2029 – September 15, 2033
12	14,043	3.70% – 4.00%	3.95%	June 15, 2033 – July 15, 2033
15	14,334	3.50% – 4.50%	3.84%	July 15, 2036 – February 15, 2037
18	2,959	4.50% – 5.50%	4.82%	January 15, 2031 – April 15, 2031
20	3,503	5.75% – 6.50%	6.16%	November 15, 2032 – September 15, 2043
25	7,800	6.25% – 6.50%	6.37%	November 15, 2038 – May 15, 2039
30	77,295	4.00% – 6.63%	5.33%	November 15, 2042 – March 15, 2052
Principal Outstanding	$358,834
Less Discounts
Unamortized Debt Issuance	(6,510)
Carrying Amount	$352,324

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2023:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$11,015	1.50% - 5.75%	4.88%	January 15, 2024 – June 15, 2026
5	96,914	2.25% - 5.50%	3.30%	January 15, 2026 – October 15, 2027
6	17,401	3.00% - 6.00%	3.41%	June 15, 2027 – June 15, 2029
7	28,887	2.75% - 4.25%	3.17%	January 15, 2028 – February 15, 2029
8	3,236	3.40% - 3.50%	3.45%	June 15, 2029 – July 15, 2029
10	79,944	3.15% - 6.25%	3.97%	August 15, 2029 – June 15, 2033
12	14,241	3.70% - 4.00%	3.95%	June 15, 2033 – July 15, 2033
15	14,647	3.50% - 4.50%	3.84%	July 15, 2036 – February 15, 2037
18	3,020	4.50% - 5.00%	4.73%	January 15, 2031 – April 15, 2031
20	1,958	5.75% - 6.50%	5.89%	November 15, 2032 – June 15, 2043
25	7,800	6.25% - 6.50%	6.37%	November 15, 2038 – May 15, 2039
30	79,042	4.00% - 6.63%	5.31%	November 15, 2042 – March 15, 2052
Principal Outstanding	$358,105
Less Discounts
Unamortized debt issuance	(6,688)
Carrying Amount	$351,417
During the three months ended September 30, 2023 and September 30, 2022 we recorded $3,902 and $3,683 respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Note 8. Fair Value and Maturity of Debt Outstanding
As of September 30, 2023, our asset coverage ratio stood at 308.7% based on the outstanding principal amount of our senior securities representing indebtedness of $2,511,263 and our asset coverage ratio on our senior securities that are stock was 188.0%. As of June 30, 2023, our asset coverage ratio stood at 297.0% based on the outstanding principal amount of our senior securities representing indebtedness of $2,610,216 and our asset coverage ratio on our senior securities that are stock was 186.2%. Refer to Note 9, Equity Offerings, Offering Expenses and Distributions for additional discussion on our senior securities that are stock.
Information about our senior securities is shown in the following table as of the end of each of the last ten fiscal years and as of September 30, 2023 (All figures in this item are in thousands except per unit data):

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Credit Facility
Fiscal 2024 (as of September 30, 2023)	$915,021	$8,473	—	—
Fiscal 2023 (as of June 30, 2023)	1,014,703	7,639	—	—
Fiscal 2022 (as of June 30, 2022)	839,464	9,015	—	—
Fiscal 2021 (as of June 30, 2021)	356,937	17,408	—	—
Fiscal 2020 (as of June 30, 2020)	237,536	22,000	—	—
Fiscal 2019 (as of June 30, 2019)	167,000	34,298	—	—
Fiscal 2018 (as of June 30, 2018)	37,000	155,503	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Fiscal 2017 (as of June 30, 2017)	—	—	—	—
Fiscal 2016 (as of June 30, 2016)	—	—	—	—
Fiscal 2015 (as of June 30, 2015)	368,700	18,136	—	—
Fiscal 2014 (as of June 30, 2014)	92,000	69,470	—	—

2015 Notes(4)
Fiscal 2015 (as of June 30, 2015)	$150,000	$2,241	—	—
Fiscal 2014 (as of June 30, 2014)	150,000	2,305	—	—

2016 Notes(5)
Fiscal 2016 (as of June 30, 2016)	$167,500	$2,269	—	—
Fiscal 2015 (as of June 30, 2015)	167,500	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	167,500	2,305	—	—

2017 Notes(6)
Fiscal 2017 (as of June 30, 2017)	$50,734	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	129,500	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	130,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	130,000	2,305	—	—

2018 Notes(7)
Fiscal 2017 (as of June 30, 2017)	$85,419	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	200,000	2,305	—	—

2019 Notes(9)
Fiscal 2018 (as of June 30, 2018)	$101,647	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	200,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	200,000	2,305	—	—

5.00% 2019 Notes(10)
Fiscal 2018 (as of June 30, 2018)	$153,536	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	300,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	300,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	300,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	300,000	2,305	—	—

2020 Notes(13)
Fiscal 2019 (as of June 30, 2019)	$224,114	$2,365	—	—
Fiscal 2018 (as of June 30, 2018)	392,000	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	392,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	392,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	392,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	400,000	2,305	—	—

6.95% 2022 Notes(8)
Fiscal 2014 (as of June 30, 2014)	$100,000	$2,305	—	$1,038

2022 Notes
Fiscal 2022 (as of June 30, 2022)	$60,501	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	111,055	2,740	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Fiscal 2020 (as of June 30, 2020)	258,240	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	328,500	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	328,500	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	225,000	2,251	—	—

2023 Notes(11)(18)
Fiscal 2022 (as of June 30, 2022)	$284,219	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	284,219	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	319,145	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	318,863	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	318,675	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	248,507	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	248,293	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	248,094	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	247,881	2,305	—	—

2024 Notes(14)
Fiscal 2020 (as of June 30, 2020)	$233,788	$2,408	—	$959
Fiscal 2019 (as of June 30, 2019)	234,443	2,365	—	1,002
Fiscal 2018 (as of June 30, 2018)	199,281	2,452	—	1,029
Fiscal 2017 (as of June 30, 2017)	199,281	2,251	—	1,027
Fiscal 2016 (as of June 30, 2016)	161,364	2,269	—	951

6.375% 2024 Notes(11)
Fiscal 2024 (as of September 30, 2023)	$81,240	$3,087	—	—
Fiscal 2023 (as of June 30, 2023)	81,240	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	81,240	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	81,389	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	99,780	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	99,726	2,365	—	—

2025 Notes
Fiscal 2024 (as of September 30, 2023)	$156,168	$3,087	—	—
Fiscal 2023 (as of June 30, 2023)	156,168	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	156,168	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	156,168	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	201,250	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	201,250	2,365	—	—

2026 Notes
Fiscal 2024 (as of September 30, 2023)	$400,000	$3,087	—	—
Fiscal 2023 (as of June 30, 2023)	400,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	400,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	400,000	2,740	—	—

3.364% 2026 Notes
Fiscal 2024 (as of September 30, 2023)	$300,000	$3,087	—	—
Fiscal 2023 (as of June 30, 2023)	300,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	300,000	2,740	—	—

3.437% 2028 Notes
Fiscal 2024 (as of September 30, 2023)	$300,000	$3,087	—	—
Fiscal 2023 (as of June 30, 2023)	300,000	2,970	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—

2028 Notes(15)
Fiscal 2020 (as of June 30, 2020)	$70,761	$2,408	—	$950
Fiscal 2019 (as of June 30, 2019)	70,761	2,365	—	984
Fiscal 2018 (as of June 30, 2018)	55,000	2,452	—	1,004

2029 Notes(16)
Fiscal 2021 (as of June 30, 2021)	$69,170	$2,740	—	$1,028
Fiscal 2020 (as of June 30, 2020)	69,170	2,408	—	970
Fiscal 2019 (as of June 30, 2019)	69,170	2,365	—	983

Prospect Capital InterNotes®
Fiscal 2024 (as of September 30, 2023)	$358,834	$3,087	—	—
Fiscal 2023 (as of June 30, 2023)	358,105	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	347,564	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	508,711	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	680,229	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	707,699	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	760,924	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	980,494	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	908,808	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	827,442	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	785,670	2,305	—	—

6.50% Preferred Stock
Fiscal 2024 (as of September 30, 2023)	$612,322	$47	$25	$—
Fiscal 2023 (as of June 30, 2023)	533,216	47	25	—

5.50% Preferred Stock
Fiscal 2024 (as of September 30, 2023)	$852,486	$47	$25	—
Fiscal 2023 (as of June 30, 2023)	870,268	47	25	—
Fiscal 2022 (as of June 30, 2022)	590,197	54	25	—
Fiscal 2021 (as of June 30, 2021)	137,040	65	25	—

5.35% Preferred Stock
Fiscal 2024 (as of September 30, 2023)	$147,509	$47	$25	$15.59
Fiscal 2023 (as of June 30, 2023)	149,066	47	$25	15.98
Fiscal 2022 (as of June 30, 2022)	150,000	54	$25	21.08

All Senior Securities(11)(12)
Fiscal 2024 (as of September 30, 2023)	$4,123,580	$1,880	—	—
Fiscal 2023 (as of June 30, 2023)	4,162,766	1,862	—	—
Fiscal 2022 (as of June 30, 2022)	3,509,353	2,156	—	—
Fiscal 2021 (as of June 30, 2021)	2,404,689	2,584	—	—
Fiscal 2020 (as of June 30, 2020)	2,169,899	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	2,421,526	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	2,346,563	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	2,681,435	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	2,707,465	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	2,983,736	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	2,773,051	2,305	—	—

(1)     Except as noted, the total amount of each class of senior securities outstanding at the end of the year/period presented (in 000’s).

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
(12)While we do not consider commitments to fund under revolving arrangements to be Senior Securities, if we were to elect to treat such unfunded commitments, which were $27,316 as of September 30, 2023 as Senior Securities for purposes of Section 18 of the 1940 Act, our asset coverage per unit would be $1,868.
(13)We repaid the outstanding principal amount of the 2020 Notes on April 15, 2020.
(14)We redeemed the 2024 Notes on February 16, 2021.
(15)We redeemed the 2028 Notes on June 15, 2021.
(16)We redeemed the 2029 Notes on December 30, 2021.
(17)We redeemed the 2022 Notes on July 15, 2022.
(18)We redeemed the 2023 Notes on March 15, 2023.
The following table shows our outstanding debt as of September 30, 2023:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value		Effective Interest Rate
Revolving Credit Facility		$915,021	$14,906	$915,021	(1)	$915,021	(2)	1M SOFR +	2.05%	(5)

2025 Notes		156,168	1,350	154,818		155,620	(3)	6.63%		(6)
Convertible Notes		156,168		154,818		155,620

6.375%	2024 Notes	81,240	59	81,181		80,966	(3)	6.57%		(6)
2026 Notes		400,000	4,756	395,244		361,988	(3)	3.98%		(6)
3.364%	2026 Notes	300,000	4,399	295,601		259,665	(3)	3.60%		(6)
3.437%	2028 Notes	300,000	6,715	293,285		235,203	(3)	3.64%		(6)
Public Notes		1,081,240		1,065,311		937,822

Prospect Capital InterNotes®		358,834	6,510	352,324		299,739	(4)	5.80%		(7)
Total		$2,511,263		$2,487,474		$2,308,202
(1)Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Note 2 for accounting policy details.
(2)The fair value of the Revolving Credit Facility is equal to its carrying value because the revolver is a floating rate facility that reprices to a market rate frequently. The fair value is categorized as Level 2 under ASC 820.
(3)We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes. The fair value of these debt obligations are categorized as Level 1 under ASC 820.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

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

The following table shows our outstanding debt as of June 30, 2023:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value		Effective Interest Rate
Revolving Credit Facility		$1,014,703	$15,569	$1,014,703	(1)	$1,014,703	(2)	1M SOFR +	2.05%	(5)

2025 Notes		156,168	1,577	154,591		154,107	(3)	6.63%		(6)
Convertible Notes		156,168		154,591		154,107

6.375%	2024 Notes	81,240	108	81,132		80,818	(3)	6.57%		(6)
2026 Notes		400,000	5,244	394,756		354,896	(3)	3.98%		(6)
3.364%	2026 Notes	300,000	4,730	295,270		252,282	(3)	3.60%		(6)
3.437%	2028 Notes	300,000	7,021	292,979		230,472	(3)	3.64%		(6)
Public Notes		1,081,240		1,064,137		918,468

Prospect Capital InterNotes®		358,105	6,688	351,417		313,538	(4)	5.77%		(7)
Total		$2,610,216		$2,584,848		$2,400,816

(1)Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Note 2 for accounting policy details.
(2)The fair value of the Revolving Credit Facility is equal to its carrying value because the revolver is a floating rate facility that reprices to a market rate frequently. The fair value is categorized as Level 2 under ASC 820.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The following table shows the contractual maturities by fiscal year of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of September 30, 2023:

	Payments Due by Fiscal Year ending June 30,
	Total	Remainder of 2024	2025	2026	2027	2028	After 5 Years
Revolving Credit Facility	$915,021	$—	$—	$—	$—	$915,021	$—
Convertible Notes	156,168	—	156,168	—	—	—	—
Public Notes	1,081,240	81,240	—	400,000	300,000	—	300,000
Prospect Capital InterNotes®	358,834	662	1,499	38,847	75,465	15,400	226,961
Total Contractual Obligations	$2,511,263	$81,902	$157,667	$438,847	$375,465	$930,421	$526,961

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
Note 9. Equity Offerings, Offering Expenses, and Distributions
On February 10, 2023, we filed a registration statement on Form N-2 (File No. 333-269714) that was effective upon filing pursuant to Rule 462(e) under the Securities Act, and which replaced our previously effective registration statement on Form N-2 that had been filed on February 13, 2020 and which was also effective upon filing pursuant to Rule 462(e) under the Securities Act. The registration statement permits us to issue, through one or more transactions, an indeterminate amount of securities, consisting of common stock, preferred stock, debt securities, subscription rights to purchase our securities, warrants representing rights to purchase our securities or separately tradable units combining two or more of our securities.
Preferred Stock
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”), as amended on June 9, 2022, October 7, 2022 and February 10, 2023, pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and dealer manager for the Company’s offering of up to 72,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock will initially be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”), the 6.50% Series A3 Preferred Stock (“Series A3 Preferred Stock”), and the 6.50% Series M3 Preferred Stock (“Series M3 Preferred Stock”). In connection with such offering, on August 3, 2020, June 9, 2022, October 11, 2022 and February 10, 2023 we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland (“SDAT”), reclassifying and designating 120,000,000, 60,000,000, 120,000,000, and 60,000,000 shares, respectively, of the Company’s authorized and unissued shares of common stock into shares of preferred stock as “Convertible Preferred Stock.”

On October 30, 2020, and as amended on February 18, 2022, October 7, 2022 and February 10, 2023, we entered into a Dealer Manager Agreement with InspereX LLC, pursuant to which InspereX LLC has agreed to serve as the Company’s agent and dealer manager for the Company’s offering of up to 10,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock will initially be issued in multiple series, including the 5.50% Series AA1 Preferred Stock (the “Series AA1 Preferred Stock”), the 5.50% Series MM1 Preferred Stock (the “Series MM1 Preferred Stock”), the 6.50% Series AA2 Preferred Stock (the “Series AA2 Preferred Stock”), and the 6.50% Series MM2 Preferred Stock (the “Series MM2 Preferred Stock” and together with the Series M1 Preferred Stock, the Series M2 Preferred Stock, the Series M3 Preferred Stock, and the Series MM1 Preferred Stock, the “Series M Preferred Stock”, and the Series MM2 Preferred Stock, together with the Series AA2 Preferred Stock, the Series A3 Preferred Stock and the Series M3 Preferred Stock, the “6.50% Preferred Stock”). In connection with such offering, on October 30, 2020, February 17, 2022, and October 11, 2022, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 80,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as Convertible Preferred Stock. On May 19, 2021, we entered into an Underwriting Agreement with UBS Securities LLC, relating to the offer and sale of 187,000 shares, par value $0.001 per share, of 5.50% Series A2 Preferred Stock, with a liquidation preference of $25.00 per share (the “Series A2 Preferred Stock”, and together with the Series A1 Preferred Stock, Series M1 Preferred Stock, Series M2 Preferred Stock, Series AA1 Preferred Stock, and Series MM1 Preferred Stock, the “5.50% Preferred Stock”). The issuance of the Series

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

A2 Preferred Stock settled on May 26, 2021. In connection with such offering, on May 19, 2021, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 1,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as Convertible Preferred Stock.

In connection with the offerings of the 5.50% Preferred Stock and the 6.50% Preferred Stock, we adopted and amended, respectively, a preferred stock dividend reinvestment plan (the “Preferred Stock Plan” or the “Preferred Stock DRIP”), pursuant to which holders of the 5.50% Preferred Stock and the 6.50% Preferred Stock will have dividends on their 5.50% Preferred Stock and 6.50% Preferred Stock automatically reinvested in additional shares of such 5.50% Preferred Stock and 6.50% Preferred Stock at a price per share of $23.75, if they elect.

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
Subject to certain limited exceptions allowing earlier redemption, beginning on the earlier of the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred Stock has been issued, or, for listed shares of 5.50% Preferred Stock or 6.50% Preferred Stock, five years from the earliest date on which any series that has been listed was first issued (the earlier of such dates, the “Redemption Eligibility Date”), such share of 5.50% Preferred Stock or 6.50% Preferred Stock may be redeemed at any time or from time to time at our option (the “Issuer Optional Redemption”), at a redemption price of 100% of the Stated Value of the shares of 5.50% Preferred Stock or 6.50% Preferred Stock to be redeemed plus unpaid dividends accrued to, but not including, the date fixed for redemption.
Subject to certain limitations, each share of 5.50% Preferred Stock or 6.50% Preferred Stock may be converted at our option (the “Issuer Optional Conversion”). We will settle any Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the 5-day VWAP, subject to our ability to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value if the 5-day VWAP represents a discount to our net asset value per share of common stock. For the 5.50% Preferred Stock and 6.50% Preferred Stock, “IOC Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the date fixed for conversion. In connection with an Issuer Optional Conversion, we will use commercially reasonable efforts to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value. If we do not have or obtain any required stockholder approval under the 1940 Act to sell our common stock below net asset value and the 5-day VWAP is at a discount to our net asset value per share of common stock, we will settle any conversions in connection with an Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount that we elect to pay in cash and (B) a number of shares of our common stock

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the NAV per share of common stock at the close of business on the business day immediately preceding the date of conversion. We will not pay any portion of the IOC Settlement Amount from an Issuer Optional Conversion in cash (other than cash in lieu of fractional shares of our common stock) until the Redemption Eligibility Date. Beginning on the Redemption Eligibility Date, we may elect to settle any Issuer Optional Conversion in cash without limitation or restriction. In the event that we exercise an Issuer Optional Conversion with respect to any shares of 5.50% Preferred Stock or 6.50% Preferred Stock, the holder of such 5.50% Preferred Stock or 6.50% Preferred Stock may instead elect a Holder Optional Conversion with respect to such 5.50% Preferred Stock or 6.50% Preferred Stock provided that the date of conversion for such Holder Optional Conversion would occur prior to the date of conversion for an Issuer Optional Conversion.
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
We may from time to time seek to cancel or purchase our outstanding preferred stock through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. The amounts involved may be material. Any such purchases or exchanges of preferred stock would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Our Board of Directors authorized us to repurchase our Series A Preferred Stock. The manner, price, volume and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. During the three months ended September 30, 2023, the Company repurchased 62,309 shares of Series A Preferred Stock for a total cost of approximately $1,001, including fees and commissions paid to the broker, representing an average repurchase price of $15.88 per share. The difference in the consideration transferred and the net carrying value of the Series A Preferred Stock repurchased, which was $1,469, resulted in a gain applicable to common stock holders of approximately $501 during the three months ended September 30, 2023. The repurchased shares reverted to authorized but unissued shares of Series A Preferred Stock and thus the Company holds no treasury stock.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

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
For so long as the Series A Preferred Stock is outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, if dividends on the Preferred Stock have accumulated and been unpaid for a period of two years, a possibility of redemption outside of the Company’s control exists and, in accordance with ASC 480, we have presented our 5.50% Preferred Stock, 6.50% Preferred Stock, and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of September 30, 2023 and June 30, 2023.
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
During the three months ended September 30, 2023 and September 30, 2022, we distributed approximately $11,836 and $10,753, respectively, to our 5.50% Preferred Stock holders. During the three months ended September 30, 2023, we distributed approximately $9,368 to our 6.50% Preferred Stock holders. During the three months ended September 30, 2023 and September 30, 2022, we distributed approximately $1,983 and $2,006 to our 5.35% Series A Preferred Stock holders.
Our distributions to our 5.50% Preferred Stock holders, 6.50% Preferred Stock holders, and 5.35% Series A Preferred Stock holders for the three months ended September 30, 2023 and September 30, 2022, are summarized in the following table:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Declaration Date	Record Date	Payment Date	Amount ($ per share), before pro ration for partial periods	Amount Distributed
5.50% Preferred Stock holders
5/9/2023	7/19/2023	8/1/2023	$0.114583	$3,968
5/9/2023	8/16/2023	9/1/2023	0.114583	3,961
9/8/2023	9/20/2023	10/2/2023	0.114583	3,907
Distributions for the three months ended September 30, 2023				$11,836

5/6/2022	7/20/2022	8/1/2022	$0.114583	$3,104
5/6/2022	8/17/2022	9/1/2022	0.114583	3,721
8/23/2022	9/21/2022	10/3/2022	0.114583	3,928
Distributions for the three months ended September 30, 2022				$10,753

6.50% Preferred Stock holders
5/9/2023	7/19/2023	8/1/2023	$0.135417	$2,978
5/9/2023	8/16/2023	9/1/2023	0.135417	3,111
9/8/2023	9/20/2023	10/2/2023	0.135417	3,279
Distributions for the three months ended September 30, 2023				$9,368

5.35% Preferred Stock holders
5/9/2023	7/19/2023	8/1/2023	$0.334375	$1,983
Distributions for the three months ended September 30, 2023				$1,983

5/6/2022	7/20/2022	8/1/2022	$0.334375	$2,006
Distributions for the three months ended September 30, 2022				$2,006
The above table includes dividends paid during the three months ended September 30, 2023. It does not include distributions previously declared to the 5.50% Preferred Stock holders, 6.50% Preferred Stock holders, and 5.35% Series A Preferred Stock holders of record for any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and paid subsequent to September 30, 2023:
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on October 18, 2023 with a payment date of November 1, 2023.
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on November 15, 2023 with a payment date of December 1, 2023.
•$0.135417 per share (before pro ration for partial period holders of record) for 6.50% Preferred Stock holders of record on October 18, 2023 with a payment date of November 1, 2023.
•$0.135417 per share (before pro ration for partial period holders of record) for 6.50% Preferred Stock holders of record on November 15, 2023 with a payment date of December 1, 2023.
•$0.334375 per share (before pro ration for partial period holders of record) for 5.35% Series A Preferred Stock holders of record on October 18, 2023 with a payment date of November 1, 2023.
As of September 30, 2023, we have accrued approximately $6 and $1,293 in dividends that have not yet been paid for our 6.50% Preferred Stock holders and 5.35% Series A Preferred Stock holders, respectively.
The following table shows our outstanding Preferred Stock as of September 30, 2023:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Series	Maximum Offering Size (Shares)		Maximum Aggregate Liquidation Preference of Offering		Inception to Date Preferred Shares Issued via Offering	Inception to Date Liquidation Preference of Shares Issued via Offering	Preferred Stock Shares Outstanding		Liquidation Preference of Shares Outstanding
Series A1	72,000,000	(1)	$1,800,000	(1)	31,448,021	$786,201	30,780,669	(4)	$769,517
Series M1	72,000,000	(1)	1,800,000	(1)	4,110,318	102,758	3,155,352	(4)	78,884
Series M2	72,000,000	(1)	1,800,000	(1)	—	—	—		—
Series A3	72,000,000	(1)	1,800,000	(1)	21,656,854	541,421	21,611,105	(4)	540,278
Series M3	72,000,000	(1)	1,800,000	(1)	2,911,115	72,778	2,882,254	(4)	72,056
Series AA1	10,000,000	(2)	250,000	(2)	—	—	—		—
Series MM1	10,000,000	(2)	250,000	(2)	—	—	—		—
Series AA2	10,000,000	(2)	250,000	(2)	—	—	—		—
Series MM2	10,000,000	(2)	250,000	(2)	—	—	—		—
Series A2	187,000		4,675		187,000	4,675	164,000		4,100
Series A	6,000,000		150,000		6,000,000	150,000	5,900,345	(5)	147,509
Total	88,187,000	(3)	$2,204,675	(3)	66,313,308	$1,657,833	64,493,725		$1,612,343	(6)
(1) The maximum offering of 72,000,000 shares and $1,800,000 aggregate liquidation preference is for any combination of Series A1, Series M1, Series M2, Series A3, and Series M3 shares.
(2) The maximum offering of 10,000,000 shares and $250,000 aggregate liquidation preference is for any combinations of Series AA1, Series MM1, Series AA2, and Series MM2.
(3) The authorized maximum offering size of Preferred Stock as of September 30, 2023 is 88,187,000 shares, par value $0.001 per share, with an aggregate liquidation preference of $2,204,675, a liquidation preference of $25.00 per share. The totals referenced in the above table are in light of the combined maximum offering amounts for the various series of shares identified in footnote 1 and footnote 2 and the table columns are not intended to foot.
(4) Preferred Stock shares outstanding is calculated as shares issued under the respective offering program, net of additional shares issued through the Preferred Stock DRIP and net of Preferred Stock conversions to common stock through the Holder Optional Redemption and Optional Redemption Upon Death of Holder. Refer to subsequent tables for respective fiscal year activity.
(5) Preferred Stock shares outstanding is calculated as shares issued under the respective offering program net of shares repurchased via open market purchases. Refer to subsequent tables for respective fiscal year activity.
(6) Does not foot due to rounding.
The following table shows our outstanding Preferred Stock as of June 30, 2023:

Series	Maximum Offering Size (Shares)		Maximum Aggregate Liquidation Preference of Offering		Inception to Date Preferred Shares Issued via Offering	Inception to Date Liquidation Preference of Shares Issued	Preferred Stock Shares Outstanding		Liquidation Preference of Shares Outstanding
Series A1	72,000,000	(1)	$1,800,000	(1)	31,448,021	$786,201	30,965,138	(4)	$774,128
Series M1	72,000,000	(1)	1,800,000	(1)	4,110,318	102,758	3,681,591	(4)	92,040
Series M2	72,000,000	(1)	1,800,000	(1)	—	—	—		—
Series A3	72,000,000	(1)	1,800,000	(1)	18,855,269	471,382	18,829,837	(4)	470,746
Series M3	72,000,000	(1)	1,800,000	(1)	2,514,615	62,865	2,498,788	(4)	62,470
Series AA1	10,000,000	(2)	250,000	(2)	—	—	—		—
Series MM1	10,000,000	(2)	250,000	(2)	—	—	—		—
Series AA2	10,000,000	(2)	250,000	(2)	—	—	—		—
Series MM2	10,000,000	(2)	250,000	(2)	—	—	—		—
Series A2	187,000		4,675		187,000	4,675	164,000		4,100
Series A	6,000,000		150,000		6,000,000	150,000	5,962,654	(5)	149,066
Total	88,187,000	(3)	$2,204,675	(3)	63,115,223	$1,577,881	62,102,009	(6)	$1,552,550
(1) The maximum offering of 72,000,000 shares and $1,800,000 aggregate liquidation preference is for any combinations of Series A1, Series M1, Series M2, Series A3, and Series M3 shares.
(2) The maximum offering of 10,000,000 shares and $250,000 aggregate liquidation preference is for any combinations of Series AA1, Series MM1, Series AA2, and Series MM2.
(3) The authorized maximum offering size of Preferred Stock as of June 30, 2023 is 88,187,000 shares, par value $0.001 per share, with an aggregate liquidation preference of $2,204,675, a liquidation preference of $25.00 per share. The totals referenced in the above table are in light of the combined maximum offering amounts for the various series of shares identified in footnote 1 and footnote 2 and the table columns are not intended to foot.
(4) Preferred Stock shares outstanding is calculated as shares issued under the respective offering program, net of additional shares issued through the Preferred Stock DRIP and Preferred Stock converted to common stock through the Holder Optional Redemption and Optional Redemption Upon Death of Holder. Refer to subsequent tables for respective fiscal year activity.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

(5) Preferred Stock shares outstanding is calculated as shares issued under the respective offering program net of shares repurchased via open market purchases. Refer to subsequent tables for respective fiscal year activity.
(6) Does not foot due to rounding.
Preferred Stock issued prior to the issuance of our 5.35% Series A Preferred Stock has a carrying value equal to liquidation value per share on our Consolidated Statements of Assets and Liabilities. Subsequent issuances of our Preferred Stock classified as temporary equity are recorded net of issuance costs. The carrying value is inclusive of cumulative accrued and unpaid dividends as of September 30, 2023.
Series A1, Series M1, Series A3, and Series M3 shares outstanding are net of dividend reinvestments paid and conversions to common stock in accordance with their liquidation features. Series A shares outstanding are net of shares repurchased via the authorized repurchase of Series A Preferred Stock. The following tables show such activity during the three months ended September 30, 2023:

Series	June 30, 2023 Shares Outstanding		Shares Issued		Shares issued through Preferred Stock DRIP	Shares Converted to Common/Repurchased(1)	September 30, 2023 Shares Outstanding
Series A1	30,965,138		—		15,617	(200,086)	30,780,669
Series M1	3,681,591		—		649	(526,888)	3,155,352
Series A3	18,829,837		2,801,585		12,040	(32,358)	21,611,105	(2)
Series M3	2,498,788		396,500		1,107	(14,141)	2,882,254
Series A2	164,000		—		—	—	164,000
Series A	5,962,654		—		—	(62,309)	5,900,345
Total	62,102,009	(2)	3,198,085	(3)	29,413	(835,782)	64,493,725
(1)During the three months ended September 30, 2023, 773,473 shares of the 5.50% Preferred Stock and 6.50% Preferred Stock were converted to common shares via Holder Optional Redemptions and Optional Redemptions Upon Death of Holder and 62,309 of the 5.35% Series A Preferred Stock were repurchased via open market purchases.
(2)Does not foot or crossfoot due to fractional share rounding.
(3)During the three months ended September 30, 2023, we issued 3,198,085 shares of Preferred Stock for net proceeds of $748,223 with a liquidation value of $79,952.

The following tables show such activity during the three months ended September 30, 2022:

Series	June 30, 2022 Shares Outstanding		Shares Issued		Shares issued through Preferred Stock DRIP	Shares Converted to Common(1)	September 30, 2022 Shares Outstanding
Series A1	20,794,645		10,157,297		9,183	(209,163)	30,751,961	(3)
Series M1	2,626,238		1,364,362		212	(65,481)	3,925,331
Series A2	187,000		—		—	—	187,000
Series A	6,000,000		—		—	—	6,000,000
Total	29,607,882	(3)	11,521,659	(2)	9,395	(274,644)	40,864,292
(1)Convert to common shares via Holder Optional Redemptions and Optional Redemption Upon Death of Holder.
(2)During the three months ended September 30, 2022, we issued 11,521,659 shares of Preferred Stock for net proceeds of $257,272 with a liquidation value of $288,041.
(3)Does not foot or crossfoot due to fractional share rounding.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Common Stock
Our common stockholders’ equity accounts as of September 30, 2023 and June 30, 2023 reflect cumulative shares issued, net of shares previously repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemptions Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify stockholders of our intention to purchase our common stock.
We did not repurchase any shares of our common stock under the Repurchase Program for the three months ended September 30, 2023 and September 30, 2022. As of September 30, 2023, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
Excluding common stock dividend reinvestments and shares issued in connection with the 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemption Upon Death of Holder, during the three months ended September 30, 2023 and September 30, 2022, we did not issue any shares of our common stock.
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
On June 9, 2023, at a special meeting of stockholders, our stockholders authorized us to sell shares of our common stock (during the next 12 months) at a price or prices below our net asset value per share at the time of sale in one or more offerings, subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of its outstanding common stock immediately prior to such sale).
During the three months ended September 30, 2023 and September 30, 2022, we distributed approximately $73,252 and $287,241, respectively, to our common stockholders. The following table summarizes our distributions to common stockholders declared and payable for the three months ended September 30, 2023 and September 30, 2022:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/9/2023	7/27/2023	8/22/2023	$0.06	$24,317
5/9/2023	8/29/2023	9/20/2023	0.06	24,418
9/8/2023	9/27/2023	10/19/2023	0.06	24,517
Total declared and payable for the three months ended September 30, 2023				$73,252

5/6/2022	7/27/2022	8/18/2022	$0.06	$23,635
5/6/2022	8/29/2022	9/21/2022	0.06	23,670
8/23/2022	9/28/2022	10/20/2022	0.06	23,767
Total declared and payable for the three months ended September 30, 2022				$71,072
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during three months ended September 30, 2023 and September 30, 2022. It does not include distributions previously declared to common stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to September 30, 2023:
•$0.06 per share for October 2023 holders of record on October 27, 2023 with a payment date of November 20, 2023.
During the three months ended September 30, 2023 and September 30, 2022, we issued 1,538,258 and 2,154,958 shares of our common stock, respectively, in connection with the common stock dividend reinvestment plan.
During the three months ended September 30, 2023, Prospect officers and directors purchased 224,971 shares of our common stock, or 0.06% of total outstanding shares as of September 30, 2023, both through the open market transactions and shares issued in connection with our common stock dividend reinvestment plan.
As of September 30, 2023, we have reserved 17,294,357 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5) and 1,000,000,000 shares of our common stock for issuance upon conversion of the 5.50% Preferred Stock and the 6.50% Preferred Stock.
Note 10. Other Income
Other income consists of structuring fees, amendment fees, overriding royalty interests, receipts related to net profit and revenue interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three months ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30,
	2023	2022
Structuring and amendment fees (refer to Note 3)	$16,391	$4,627
Royalty, net profit and revenue interests	14,167	20,678
Administrative agent fees	181	150
Total other income	$30,739	$25,455

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 11. Net Increase (Decrease) in Net Assets per Common Share
Basic earnings (loss) per share is calculated by dividing the net increase (decrease) in net assets resulting from operations, less preferred dividends plus gain on repurchase of preferred stock, by the weighted average number of common shares outstanding for that period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding using the if-converted method for the 5.50% Preferred Stock, the 6.50% Preferred Stock (Refer to Note 9) and, beginning on July 1, 2022, for the 2025 Notes (Refer to Note 5).
Diluted earnings per share excludes all dilutive potential common shares if their effect is anti-dilutive.
During the three months ended September 30, 2022, conversion of our convertible instruments had an anti-dilutive effect and therefore, conversion is not assumed.
The following information sets forth the computation of basic and diluted earnings per common share during the three months ended September 30, 2023 and September 30, 2022:

	For the Three Months Ended September 30,
	2023	2022
Net increase (decrease) in net assets resulting from operations - basic	$94,011	$(105,199)
Adjustment for dividends on Convertible Preferred Stock	21,210	—
Adjustment for interest on Convertible Notes	2,717	—
Adjustment for Incentive Fee on Convertible Instruments	(4,785)	—
Net increase (decrease) in net assets resulting from operations - diluted	$113,153	$(105,199)

Weighted average common shares outstanding - basic	406,350,619	394,337,440
Weighted average common shares from assumed conversion of Convertible Preferred Stock	211,945,352	—
Weighted average common shares from assumed conversion of Convertible Notes	17,294,357	—
Weighted average shares of common stock outstanding - diluted	635,590,328	394,337,440

Earnings (loss) per share - basic	$0.23	$(0.27)
Earnings (loss) per share - diluted	$0.18	$(0.27)

Note 12. Income Taxes
While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is August 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified.
The determination of tax character of distributions was not determinable at the end of the fiscal year end. Final determination of tax character of distributions will not be final until we file our return for the tax year. For income tax purposes, dividends paid and distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to common stockholders during the tax years ended August 31, 2023, 2022, and 2021 were as follows:

	Tax Year Ended August 31,
	2023	2022	2021
Ordinary income	$227,400	$231,984	$251,171
Capital gain	—	49,719	—
Return of capital	60,523	—	25,784
Total distributions paid to common stockholders	$287,923	$281,703	$276,955

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The Company began issuing shares of Preferred Stock and declaring dividends on shares Preferred Stock outstanding during the tax year ended August 31, 2021. The tax character of dividends paid to preferred stockholders during the tax years ended August 31, 2023, 2022, and 2021 were as follows:

	Tax Year Ended August 31,
	2023	2022	2021
Ordinary income	$74,975	$22,551	$2,391
Capital gain	—	6,476
Return of capital	—	—
Total distributions paid to preferred stockholders	$74,975	$29,027	$2,391
For the tax year ending August 31, 2023, the tax character of distributions paid to stockholders through August 31, 2023 is expected to be ordinary income and return of capital. However, due to the difference between our fiscal and tax year ends, the final determination of the tax character of distributions between ordinary income and return of capital will not be made until we file our tax return for the tax year ending August 31, 2023.
Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following reconciles the net increase in net assets resulting from operations to taxable income for the tax years ended August 31, 2023, 2022, and 2021:

	Tax Year Ended August 31,
	2023		2022	2021
Net increase (decrease) in net assets resulting from operations	$(88,043)		$735,337	$428,106
Net realized losses on investments	40,794		22,375	16,173
Net unrealized (gains) losses on investments	480,916		(405,414)	(143,654)
Other temporary book-to-tax differences(1)	(162,878)		(66,363)	(47,330)
Permanent differences	27		30	(20)
Taxable income before deductions for distributions	$270,816	(1)	$285,965	$253,275
(1) Temporary book-to-tax differences include timing recognition of CLO income, flow-through investment income/loss, and dividend income from portfolio companies
As of our most recent tax year ended August 31, 2023, we had no undistributed ordinary income in excess of cumulative distributions and no capital gain in excess of cumulative distributions.
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. As of our most recent tax year ended August 31, 2023, we had a capital loss carryforward of $106,659 available for use in later tax years.

Tax Year Ended August 31, 2023
Undistributed ordinary income	$—
Undistributed long-term capital gains	—
Capital loss carryforwards	$106,659
As of September 30, 2023, the cost basis of investments for tax purposes was $7,684,181 resulting in an estimated net unrealized gain of $52,636. As of June 30, 2023, the cost basis of investments for tax purposes was $8,028,254 resulting in an estimated net unrealized loss of $303,323. As of September 30, 2023, the gross unrealized gains and losses were $1,333,996 and $1,281,360, respectively. As of June 30, 2023, the gross unrealized gains and losses were $1,334,168 and $1,637,491, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of September 30, 2023 and June 30, 2023 was calculated based on the book cost of investments as of September 30, 2023 and June 30, 2023, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2023 and 2022, respectively.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	September 30, 2023	June 30, 2023
Tax cost of Investments	$7,684,181	$8,028,254

Tax unrealized appreciation	1,333,996	1,334,168
Tax unrealized depreciation	1,281,360	1,637,491
Net unrealized appreciation(depreciation)	$52,636	$(303,323)
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal excise taxes, among other items. During the tax year ended August 31, 2023, we increased total distributable earnings by $27, increased accumulated realized losses by $622, and increased capital in excess of par value by $595. During the tax year ended August 31, 2022, we increased total distributable earnings by $30 and decreased capital in excess of par value by $30. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended August 31, 2023, once finalized, will be recorded in the fiscal year ending June 30, 2024 and the reclassifications for the taxable year ended August 31, 2022 were recorded in the fiscal year ended June 30, 2023.
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
The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from us, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our total assets. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. The total gross base management fee incurred to the favor of the Investment Adviser was $39,289 and $38,314 during the three months ended September 30, 2023 and September 30, 2022, respectively.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
The total income incentive fee incurred was $25,617 and $21,626 during the three months ended September 30, 2023 and three months ended September 30, 2022, respectively. No capital gains incentive fee was incurred during the three months ended September 30, 2023 and September 30, 2022.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The allocation of net overhead expense from Prospect Administration was $2,113 and $3,099 for the three months ended September 30, 2023 and September 30, 2022, respectively. Prospect Administration received estimated payments of $3,468 and $1,554 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax, and other administrative services during the three months ended September 30, 2023 and September 30, 2022, respectively. In addition, we were given a credit in the amount of $1,212 for legal expense incurred on behalf of our portfolio companies that were remitted to Prospect Administration during the three months ended September 30, 2022. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount.
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
During the three months ended September 30, 2023 and September 30, 2022, we received payments of $2,284, and $1,760, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

relying on the Order, we will be unable to invest in any issuer in which one or more funds managed by the Investment Adviser or its affiliates has previously invested.
We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the three months ended September 30, 2023 and September 30, 2022, we recognized expenses that were reimbursed for valuation services of $19 and $21, respectively. Conversely, Priority Income Fund, Inc. and Prospect Floating Rate and Alternative Income Fund, Inc. (f/k/a Prospect Sustainable Income Fund, Inc.) reimburse us for software fees, expenses which were initially incurred by Prospect. During the three months ended September 30, 2023 the amount due for the software fees was $17. No such fees were incurred during the three months ended September 30, 2022.
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
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings of Delaware LLC (“CP Holdings”), a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy Services, Inc. (“CP Energy”), and the remaining equity is owned by CP Energy management. CP Energy owns directly or indirectly 100% of each of CP Well; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”) a portfolio company of Prospect with $32,021 in first lien term loans (the “Spartan Term Loans”) due to us as of September 30, 2023. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loans.
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

	Three Months Ended
	September 30, 2023	September 30, 2022
Interest Income
Interest Income from CP Energy	$2,727	$1,521
Interest Income from Spartan	1,134	700
Total Interest Income	$3,861	$2,221
Reimbursement of Legal, Tax, etc. (1)	—	21
1) Paid from CP Energy to Prospect Administration LLC (“PA”) as reimbursement for legal, tax, and portfolio level accounting services provided directly to CP Energy (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended
	September 30, 2023	September 30, 2022
Additions	$2,900	$—
Interest Income Capitalized as PIK
CP Energy	$—	$1,521
Spartan	762	699
Total Interest Income Capitalized as PIK	$762	$2,220

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	As of
	September 30, 2023	June 30, 2023
Interest Receivable (2)	$3,140	$41
Other Receivables (3)	304	297
(2) Interest income recognized but not yet paid.
(3) Represents amounts due from CP Energy and Spartan to Prospect for reimbursement of expenses paid by Prospect on behalf of CP Energy and Spartan.

Credit Central Loan Company, LLC
Prospect owns 100% of the equity of Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a Consolidated Holding Company. Credit Central Delaware owns 99.8% of the equity of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC) (“Credit Central”), with entities owned by Credit Central management owning the remaining equity. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC. Credit Central is a branch-based provider of installment loans.

	Three Months Ended
	September 30, 2023	September 30, 2022
Interest Income	$2,004	$1,859
Managerial Assistance (1)	175	175
(1) No income recognized by Prospect. Managerial Assistance (“MA”) payments were paid from Credit Central to Prospect and subsequently remitted to PA.

	Three Months Ended
	September 30, 2023	September 30, 2022
Accreted Original Issue Discount	$250	$185
Interest Income Capitalized as PIK	1,345	1,697

	As of
	September 30, 2023	June 30, 2023
Interest Receivable (2)	$681	$22
Other Receivables (3)	1	40
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

	Three Months Ended
	September 30, 2023	September 30, 2022
Interest Income	$781	$869
Managerial Assistance (1)	63	63
Reimbursement of Legal, Tax, etc.(2)	3	2

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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

	Three Months Ended
	September 30, 2023	September 30, 2022
Interest Income Capitalized as PIK	$—	$1,587
Repayment of loan receivable	1,862	—

	As of
	September 30, 2023	June 30, 2023
Interest Receivable (3)	$377	$2,035
Other Receivables (4)	2	10
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

	Three Months Ended
	September 30, 2023	September 30, 2022
Interest Income	$15,308	$20,235
Managerial Assistance (1)	600	—
(1) No income recognized by Prospect. MA payments were paid from First Tower to Prospect and subsequently remitted to PA.

	Three Months Ended
	September 30, 2023	September 30, 2022
Interest Income Capitalized as PIK	$5,588	$9,576

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	As of
	September 30, 2023	June 30, 2023
Interest Receivable (2)	$3,862	$165
Other Receivables (3)	—	1
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

	As of
	September 30, 2023	June 30, 2023
Other Receivables	$6	$6

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

	Three Months Ended
	September 30, 2023	September 30, 2022
Interest Income	$9,009	$7,508
Managerial Assistance (1)	366	365
Reimbursement of Legal, Tax, etc.(2)	5	—
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

	Three Months Ended
	September 30, 2023	September 30, 2022
Interest Income Capitalized as PIK	$5,554	$4,981

	As of
	September 30, 2023	June 30, 2023
Interest Receivable (3)	$200	$97
Other Receivables (4)	—	3
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from InterDent to Prospect for reimbursement of expenses paid by Prospect on behalf of InterDent.

Kickapoo Ranch Pet Resort

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Prospect owns 100% of the membership interest of Kickapoo Ranch Pet Resort (“Kickapoo”). Kickapoo is a luxury pet boarding facility.

	Three Months Ended
	September 30, 2023	September 30, 2022
Dividend Income	$80	$50

	As of
	September 30, 2023	June 30, 2023
Other Receivables (1)	$13	$13
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

	Three Months Ended
	September 30, 2023	September 30, 2022
Interest Income	$2,205	$1,897
Managerial Assistance (1)	75	75
Reimbursement of Legal, Tax, etc.(2)	6	—
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

	Three Months Ended
	September 30, 2023	September 30, 2022
Repayment of Loan Receivable	$—	$573

	As of
	September 30, 2023	June 30, 2023
Interest Receivable (3)	$50	$24
Other Receivables (4)	38	33
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from MITY to Prospect for reimbursement of expenses paid by Prospect on behalf of MITY.
National Property REIT Corp.
Prospect owns 100% of the equity of NPH Property Holdings, LLC (“NPH”), a consolidated holding company. NPH owns 100% of the common equity of National Property REIT Corp. (“NPRC”).

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

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

	Three Months Ended
	September 30, 2023	September 30, 2022
Interest Income	$29,239	$20,272
Other Income
Structuring Fee	$15,476	$—
Royalty, net profit and revenue interests	13,996	20,665
Total Other Income	$29,472	$20,665
Managerial Assistance (1)	$525	$525
Reimbursement of Legal, Tax, etc.(2)	3	506
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

	Three Months Ended
	September 30, 2023	September 30, 2022
Additions	$63,305	$77,600
Interest Income Capitalized as PIK	241	—
Repayment of Loan Receivable	13,450	48,500
Return of Capital	—	4,000

	As of
	September 30, 2023	June 30, 2023
Interest Receivable (3)	$543	$3
Other Receivables (4)	102	100
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from NPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of NPRC.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Nationwide Loan Company LLC
Prospect owns 100% of the membership interests of Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a Consolidated Holding Company. Nationwide Holdings owns 94.48% of the equity of Nationwide Loan Company LLC (“Nationwide”), with members of Nationwide management owning the remaining 5.52% of the equity.

	Three Months Ended
	September 30, 2023	September 30, 2022
Interest Income	$1,175	$1,045
Dividend Income (1)	—	3
Managerial Assistance (2)	—	100
(1) All dividends were paid from earnings and profits of Nationwide.
(2) No income recognized by Prospect. MA payments were paid from Nationwide to Prospect and subsequently remitted to PA.

	Three Months Ended
	September 30, 2023	September 30, 2022
Interest Income Capitalized as PIK	$785	$522

	As of
	September 30, 2023	June 30, 2023
Interest Receivable (3)	$403	$13
Other Receivables (4)	—	—
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide.
NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 92.77% and 90.42% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of September 30, 2023 and June 30, 2023, respectively, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.

	Three Months Ended
	September 30, 2023	September 30, 2022
Interest Income	$1,064	$818
Dividend Income (1)	147	1,093
Managerial Assistance (2)	100	100
Realized Loss	(147)	(1,093)
(1) All dividends were paid from earnings and profits of NMMB.
(2) No income recognized by Prospect. MA payments were paid from NMMB to Prospect and subsequently remitted to PA.

	As of
	September 30, 2023	June 30, 2023
Interest Receivable (3)	$23	$11
Other Receivables (4)	1	—
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Pacific World Corporation
Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.97% ownership interest of Pacific World as of September 30, 2023 and June 30, 2023, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.

	Three Months Ended
	September 30, 2023	September 30, 2022
Interest Income	$2,646	$1,508

	Three Months Ended
	September 30, 2023	September 30, 2022
Additions	$—	$500
Interest Income Capitalized as PIK	2,327	1,504

	As of
	September 30, 2023	June 30, 2023
Interest Receivable (1)	$62	$30
Other Receivables (2)	166	153
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

	Three Months Ended
	September 30, 2023	September 30, 2022
Interest Income	$1,252	$985
Other Income
Advisory Fee	$106	$—
Total Other Income	$106	$—
Managerial Assistance (1)	$45	$45
Reimbursement of Legal, Tax, etc.(2)	17	—
(1) No income recognized by Prospect. MA payments were paid from R-V to Prospect and subsequently remitted to PA.
(2) Paid from R-V to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to R-V (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended
	September 30, 2023	September 30, 2022
Additions	$3,700	$—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	As of
	September 30, 2023	June 30, 2023
Interest Receivable (3)	$30	$13
Other Receivables (4)	6	5
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

	Three Months Ended
	September 30, 2023	September 30, 2022
Interest Income	$956	$688
Managerial Assistance (1)	3	3
Reimbursement of Legal, Tax, etc. (2)	3,333	—
(1) No income recognized by Prospect. MA payments were paid from UTP to Prospect and subsequently remitted to PA.
(2) Paid from UTP to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to UTP (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended
	September 30, 2023	September 30, 2022
Repayment of Loan Receivable	$8	$8

	As of
	September 30, 2023	June 30, 2023
Interest Receivable (3)	$21	$10
Other Receivables (4)	1	—
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from UTP to Prospect for reimbursement of expenses paid by Prospect on behalf of UTP.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended
	September 30, 2023	September 30, 2022
Interest Income	$473	$173

	Three Months Ended
	September 30, 2023	September 30, 2022
Additions	$—	$6,000
Interest Income Capitalized as PIK	268	114

	As of
	September 30, 2023	June 30, 2023
Interest Receivable (1)	$135	$5
Other Receivables (2)	87	87

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

	Three Months Ended
	September 30, 2023	September 30, 2022
Interest Income
Interest Income from Valley	$371	$558
Interest Income from Valley Electric	2,649	1,627
Total Interest Income	$3,020	$2,185
Dividend Income (1)	$—	$44
Other Income
Royalty, net profit and revenue interests	$167	$—
Total Other Income	$167	$—
Managerial Assistance (2)	$150	$150
(1) All dividends were paid from earnings and profits.
(2) No income recognized by Prospect. MA payments were paid from Valley Electric to Prospect and subsequently remitted to PA.

	Three Months Ended
	September 30, 2023	September 30, 2022
Repayment of loan receivable	$—	$(44)

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	As of
	September 30, 2023	June 30, 2023
Interest Receivable (3)	$1,612	$33
(3) Interest income recognized but not yet paid.

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
We are not aware of any material legal proceedings as of September 30, 2023 and June 30, 2023.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 16. Financial Highlights
The following is a schedule of financial highlights for the three months ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30,
	2023		2022
Per Share Data
Net asset value per common share at beginning of period	$9.24		$10.48
Net investment income(1)	0.31		0.25
Net realized and change in unrealized (losses) gains(1)	(0.02)		(0.48)
Net increase (decrease) from operations	0.29		(0.23)
Distributions of net investment income to preferred stockholders	(0.06)	(5)	(0.03)	(4)
Distributions of capital gains to preferred stockholders	—	(5)	—	(4)
Total distributions to preferred stockholders	(0.06)		(0.03)
Net increase (decrease) from operations applicable to common stockholders	0.23		(0.26)
Distributions of net investment income to common stockholders	(0.18)	(5)	(0.16)	(4)
Distributions of capital gains to common stockholders	—	(5)	(0.02)	(4)
Total distributions to common stockholders	(0.18)		(0.18)
Common stock transactions(2)	(0.04)		(0.03)
Net asset value per common share at end of period	$9.25		$10.01

Per common share market value at end of period	$6.05		$6.20
Total return based on market value(3)	0.56%		(9.06%)
Total return based on net asset value(3)	3.17%		(2.07%)
Shares of common stock outstanding at end of period	408,618,704		396,179,053
Weighted average shares of common stock outstanding	406,350,619		394,337,440

Ratios/Supplemental Data
Net assets at end of period	$3,780,866		$3,964,422
Portfolio turnover rate	1.70%		1.98%
Annualized ratio of operating expenses to average net assets applicable to common shares(6)	11.78%		10.23%
Annualized ratio of net investment income to average net assets applicable to common shares(6)	13.37%		9.82%

(1)Per share data amount is based on the basic weighted average number of common shares outstanding for the year/period presented (except for dividends to stockholders which is based on actual rate per share). Realized gains (losses) is inclusive of net realized losses (gains) on investments, realized losses (gains) from extinguishment of debt and realized gains from the repurchase of preferred stock.
(2)Common stock transactions include the effect of our issuance of common stock in public offerings (net of underwriting and offering costs), shares issued in connection with our common stock dividend reinvestment plan, common shares issued to acquire investments, common shares repurchased below net asset value pursuant to our Repurchase Program, and common shares issued pursuant to the Holder Optional Conversion of our 5.50% Preferred Stock and 6.50% Preferred Stock.
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
(4)Tax character of distributions is not yet finalized for the respective fiscal period and will not be finalized until we file our tax return for our tax year ending August 31, 2023. Refer to Note 12.
(5)Tax character of distributions is not yet finalized for the respective fiscal period and will not be finalized until we file our tax return for our tax year ending August 31, 2024. Refer to Note 12.
(6)The amounts reflected for the respective fiscal periods do not reflect the effect of dividend payments to preferred shareholders.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ended June 30, 2024:

	Investment Income		Net Investment Income		Net Realized and Unrealized (Losses) Gains		Net Increase (Decrease) in Net Assets from Operations Applicable to Common Stockholders
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2021	$169,474	$0.44	$81,369	$0.21	$130,762	$0.34	$209,724	$0.54
December 31, 2021	175,376	0.45	85,557	0.22	168,056	0.43	246,411	0.63
March 31, 2022	181,431	0.46	87,005	0.22	77,291	0.20	157,157	0.40
June 30, 2022	184,623	0.47	89,969	0.23	(137,425)	(0.35)	(56,643)	(0.14)

September 30, 2022	$202,674	$0.51	$99,266	$0.25	$(191,705)	$(0.49)	$(105,199)	$(0.27)
December 31, 2022	212,916	0.54	106,704	0.27	(34,427)	(0.09)	55,623	0.14
March 31, 2023	215,120	0.54	102,180	0.26	(191,194)	(0.48)	(108,947)	(0.27)
June 30, 2023	221,503	0.55	112,779	0.28	(104,923)	(0.26)	(13,950)	(0.03)

September 30, 2023	$236,245	$0.58	$125,612	$0.31	$(8,450)	$(0.02)	$94,011	$0.23
(1)Per share amounts are calculated using the basic weighted average number of common shares outstanding for the period presented and does not reflect the assumed conversion of dilutive securities (basic earnings per common share). The sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

Note 18. Subsequent Events
Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.
On November 8, 2023, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
December 2023	12/20/2023	1/2/2024	$0.114583
January 2024	1/17/2024	2/1/2024	$0.114583
February 2024	2/21/2024	3/1/2024	$0.114583
On November 8, 2023, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 6.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January as a result), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
December 2023	12/20/2023	1/2/2024	$0.135417
January 2024	1/17/2024	2/1/2024	$0.135417
February 2024	2/21/2024	3/1/2024	$0.135417
On November 8, 2023, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
November 2023 - January 2024	1/17/2024	2/1/2024	$0.334375
On November 8, 2023, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
November 2023	11/28/2023	12/19/2023	$0.0600
December 2023	12/27/2023	1/18/2024	$0.0600
January 2024	1/29/2024	2/20/2024	$0.0600

On October 30, 2023, we initiated an offer to repurchase all of our 5,882,351 outstanding shares of 5.35% Series A Fixed Rate. Cumulative Perpetual Preferred Stock, for cash in an amount equal to $15.877396 per share, plus accrued dividends, if any, commencing on October 30, 2023. The tender offer will expire at 5:00 p.m., New York City time, on November 29, 2023, or any other date and time to which the Company extends the Tender Offer, unless earlier terminated.

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

•Lending to Companies - We make directly-originated, agented loans to companies, including companies which are controlled by private equity sponsors and companies that are not controlled by private equity sponsors (such as companies that are controlled by the management team, the founder, a family or public shareholders). This debt can take the form of first lien, second lien, unitranche or unsecured loans. These loans typically have equity subordinate to our loan position. We may also purchase selected equity co-investments in such companies. In addition to directly-originated, agented loans, we also invest in senior and secured loans syndicated loans and high yield bonds that have been sold to a club or syndicate of buyers, both in the primary and secondary markets. These investments are often purchased with a long term, buy-and-hold outlook, and we often look to provide significant input to the transaction by providing anchoring orders. Historically, this strategy has comprised approximately 40%-60% of our portfolio.
•Lending to Companies and Purchasing Controlling Equity Positions in Such Companies - This strategy involves purchasing senior and secured yield-producing debt and controlling equity positions in operating companies across various industries. We believe this strategy provides enhanced certainty of closure to sellers and the opportunity for management to continue on in their current roles. These investments are often structured in tax-efficient partnerships, enhancing returns. Historically, this strategy has comprised approximately 15%-25% of our portfolio.
•Purchasing Controlling Equity Positions and Lending to Real Estate Companies - We purchase debt and controlling equity positions in tax-efficient real estate investment trusts (“REIT” or “REITs”). The real estate investments of National Property REIT Corp. (“NPRC”) are in various classes of developed and occupied real estate properties that generate current yields, including multi-family properties, and student housing. NPRC seeks to identify properties that have historically significant occupancy rates and recurring cash flow generation. NPRC generally co-invests with established and experienced property management teams that manage such properties after acquisition. Additionally, NPRC makes investments in rated secured structured notes (primarily debt of structured credit). NPRC also purchases loans originated by certain consumer loan facilitators. It purchases each loan in its entirety (i.e., a “whole loan”). The borrowers are consumers, and the loans are typically serviced by the facilitators of the loans. Historically, this overall investment strategy has comprised approximately 10%-20% of our business.
•Investing in Structured Credit - We make investments in structured credit, often taking a significant position in subordinated structured notes (equity) and rated secured structured notes (debt). The underlying portfolio of each structured credit investment is diversified across approximately 100 to 200 broadly syndicated loans and does not have direct exposure to real estate, mortgages, or consumer-based credit assets. The structured credit portfolios in which we invest are managed by established collateral management teams with many years of experience in the industry. Historically, this overall strategy has comprised approximately 10%-20% of our portfolio.
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
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third-party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of September 30, 2023, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $3,060,201 and $3,625,608, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. We consolidate all wholly owned and substantially wholly owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.

On June 9, 2023, at a special meeting of stockholders, our stockholders authorized us to sell shares of our common stock (during the next 12 months) at a price or prices below our net asset value per share at the time of sale in one or more offerings, subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of its outstanding common stock immediately prior to such sale).

First Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended September 30, 2023 we acquired $28,324 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $72,232, funded $7,415 of revolver advances, and recorded PIK interest of $23,103, resulting in gross investment originations of $131,074. During the three months ended September 30, 2023 we received full repayments totaling $39,750, received $3,000 in sales, received $2,918 of revolver paydowns, received $47,978 in partial prepayments, scheduled principal amortization payments, and return of capital distributions, resulting in net repayments of $93,646.
Debt Issuances and Redemptions
During the three months ended September 30, 2023 we repaid $3,247 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2023 was $91.
During the three months ended September 30, 2023 we issued $3,976 aggregate principal amount of Prospect Capital InterNotes® with a weighted average stated interest rate of 6.17%, to extend our borrowing base. The newly issued notes mature between July 15, 2026 and September 15, 2043 and generated net proceeds of $3,892.
During the three months ended September 30, 2023 we increased total commitments to the Revolving Credit Facility by $42,000 to $1,954,500 in the aggregate.
Equity Issuances
On July 20, 2023, August 22, 2023 and September 20, 2023, we issued 507,739, 544,283, and 486,236 shares of our common stock in connection with the dividend reinvestment plan, respectively.
During the three months ended September 30, 2023, 200,086 shares of our Series A1 Preferred Stock, 32,358 shares of our Series A3 Preferred Stock, 526,888 shares of our Series M1 Preferred Stock, and 14,141 shares of our Series M3 Preferred Stock were converted to 3,046,897 shares of our common stock, in connection with Holder Optional Conversions and Optional Redemptions Following Death of a Holder.
During the three months ended September 30, 2023 we issued 2,801,585 shares of our Series A3 Preferred Stock for net proceeds of $63,036 and 396,500 shares of our Series M3 Preferred Stock for net proceeds of $9,615, each excluding offering costs and preferred stock dividend reinvestment.
In connection with our Preferred Stock Dividend Reinvestment Plan, we issued additional Series A1 Preferred Stock, Series A3 Preferred Stock, Series M1 Preferred Stock, and Series M3 Preferred Stock of 8,619, 9,731, and 11,062 throughout July, August, and September .
Share Repurchase Program
During the three months ended September 30, 2023 the Company repurchased 62,309 shares of Series A Preferred Stock for a total cost of approximately $1,001, including fees and commissions paid to the broker, representing an average repurchase price of $15.88 per share.

Investment Holdings
At September 30, 2023, we have $7,736,817, or 204.6%, of our net assets applicable to common shares invested in 128 long-term portfolio investments and CLOs.

Our annualized current yield was 12.7% and 13.3% as of September 30, 2023 and June 30, 2023, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 10.3% and 10.7% as of September 30, 2023 and June 30, 2023, respectively, across all investments. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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
As of September 30, 2023, we own controlling interests in the following portfolio companies: CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”); Kickapoo Ranch Pet Resort (“Kickapoo”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); R-V Industries, Inc. (“R-V”); Universal Turbine Parts, LLC (“UTP”); USES Corp. (“United States Environmental Services” or “USES”); and Valley Electric Company, Inc. (“Valley Electric”). In June 2019, CP Energy purchased a controlling interest of the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $33,415 in senior secured term loans (the “Spartan Term Loan A”) due to us as of September 30, 2023. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, we report our investments in Spartan as control investment. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loan A.
As of September 30, 2023, we also own affiliated interests in Nixon, Inc. (“Nixon”) and RGIS Services, LLC, (“RGIS”).
The following shows the composition of our investment portfolio by level of control as of September 30, 2023 and June 30, 2023:

	September 30, 2023				June 30, 2023
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$3,060,201	40.2%	$3,625,608	46.9%	$2,988,496	38.3%	$3,571,697	46.2%
Affiliate Investments	10,162	0.1%	12,541	0.2%	8,855	0.1%	10,397	0.1%
Non-Control/Non-Affiliate Investments	4,543,490	59.7%	4,098,668	53.1%	4,803,245	61.6%	4,142,837	53.7%
Total Investments	$7,613,853	100.0%	$7,736,817	100.2%	$7,800,596	100.0%	$7,724,931	100.0%

The following shows the composition of our investment portfolio by type of investment as of September 30, 2023 and June 30, 2023:

	September 30, 2023				June 30, 2023
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Revolving Line of Credit	$63,638	0.8%	$63,751	0.8%	$58,139	0.7%	$58,058	0.8%
First Lien Debt	4,494,472	59.0%	4,369,228	56.5%	4,431,887	56.8%	4,302,795	55.7%
Second Lien Revolving Line of Credit	5,141	0.1%	4,769	0.1%	5,139	0.1%	4,646	0.1%
Second Lien Debt	1,350,150	17.7%	1,220,399	15.8%	1,586,112	20.3%	1,257,862	16.3%
Unsecured Debt	7,200	0.1%	7,200	0.1%	7,200	0.1%	7,200	0.1%
Subordinated Structured Notes	908,744	12.0%	626,746	8.1%	952,815	12.3%	665,002	8.6%
Preferred Stock	358,622	4.7%	36,335	0.5%	358,622	4.6%	34,155	0.4%
Common Stock	218,454	2.9%	1,091,948	14.1%	194,557	2.5%	1,083,134	14.0%
Membership Interest	207,432	2.7%	266,242	3.4%	206,125	2.6%	254,936	3.3%
Participating Interest (1)	—	—%	50,199	0.6%	—	—%	57,143	0.7%
Total Investments	$7,613,853	100.0%	$7,736,817	100.0%	$7,800,596	100.0%	$7,724,931	100.0%
(1)Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.

The following shows our investments in interest bearing securities by type of investment as of September 30, 2023 and June 30, 2023:

	September 30, 2023				June 30, 2023
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Debt and First Lien Revolving Line of Credit	$4,558,110	66.7%	$4,432,979	70.4%	$4,490,026	63.8%	$4,360,853	69.2%
Second Lien Debt and Second Lien Revolving Line of Credit	1,355,291	19.9%	1,225,168	19.5%	1,591,251	22.6%	1,262,508	20.1%
Unsecured	7,200	0.1%	7,200	0.1%	7,200	0.1%	7,200	0.1%
Subordinated Structured Notes	908,744	13.3%	626,746	10.0%	952,815	13.5%	665,002	10.6%
Total Interest Bearing Investments	$6,829,345	100.0%	$6,292,093	100.0%	$7,041,292	100.0%	$6,295,563	100.0%

The following shows the composition of our investment portfolio by industry as of September 30, 2023 and June 30, 2023:

	September 30, 2023				June 30, 2023
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$110,320	1.4%	$63,280	0.8%	$112,181	1.4%	$64,198	0.8%
Air Freight & Logistics	188,222	2.5%	187,420	2.4%	188,171	2.4%	188,946	2.4%
Automobile Components	134,531	1.8%	110,226	1.4%	134,581	1.7%	109,525	1.4%
Building Products	35,000	0.5%	32,984	0.4%	35,000	0.4%	33,120	0.4%
Capital Markets	42,500	0.6%	42,500	0.5%	42,500	0.5%	39,984	0.5%
Commercial Services & Supplies	531,600	7.0%	479,117	6.2%	575,882	7.4%	510,858	6.6%
Communications Equipment	59,869	0.8%	57,236	0.7%	59,852	0.8%	59,677	0.8%
Construction & Engineering	91,148	1.2%	189,492	2.4%	91,148	1.2%	165,784	2.1%
Consumer Finance	633,000	8.3%	756,804	9.8%	625,033	8.0%	736,635	9.5%
Distributors	293,863	3.9%	258,436	3.3%	288,054	3.7%	243,824	3.2%
Diversified Consumer Services	110,377	1.4%	105,048	1.4%	281,274	3.6%	89,589	1.2%
Diversified Financial Services	36,410	0.5%	36,410	0.5%	36,504	0.5%	36,504	0.5%
Diversified Telecommunication Services	161,308	2.1%	162,155	2.1%	162,239	2.1%	161,676	2.1%
Electrical Equipment	68,229	0.9%	68,292	0.9%	68,399	0.9%	68,464	0.9%
Energy Equipment & Services	328,772	4.3%	125,975	1.6%	325,110	4.2%	126,730	1.6%
Equity Real Estate Investment Trusts (REITs)	792,179	10.4%	1,408,512	18.2%	741,133	9.5%	1,437,796	18.6%
Food & Staples Retailing	27,040	0.4%	26,824	0.3%	27,139	0.3%	26,828	0.3%
Food Products	134,931	1.8%	126,168	1.6%	134,889	1.7%	122,003	1.6%
Health Care Equipment & Supplies	—	—%	—	—%	7,488	0.1%	7,500	0.1%
Health Care Providers & Services	692,554	9.1%	802,289	10.4%	687,813	8.8%	798,365	10.3%
Health Care Technology	132,923	1.7%	133,401	1.7%	129,684	1.7%	128,793	1.7%
Hotels, Restaurants & Leisure	21,256	0.3%	20,098	0.3%	21,701	0.3%	20,776	0.3%
Household Durables	159,112	2.1%	152,328	2.0%	159,854	2.0%	155,645	2.0%
Interactive Media & Services	153,131	2.0%	153,131	2.0%	160,281	2.1%	160,281	2.1%
Internet & Direct Marketing Retail	20,717	0.3%	16,531	0.2%	20,487	0.3%	16,920	0.2%
IT Services	358,635	4.6%	348,869	4.5%	357,982	4.7%	346,288	4.5%
Leisure Products	69,430	0.9%	69,286	0.9%	69,694	0.9%	69,380	0.9%
Machinery	106,798	1.4%	167,728	2.2%	103,273	1.3%	144,649	1.9%
Media	100,110	1.3%	146,078	1.9%	103,409	1.3%	138,776	1.8%
Online Lending	20,630	0.3%	20,630	0.3%	21,580	0.3%	21,580	0.3%
Paper & Forest Products	—	—%	—	—%	—	—%	—	—%
Personal Products	281,202	3.7%	63,223	0.8%	278,875	3.6%	65,746	0.9%
Pharmaceuticals	98,748	1.3%	99,209	1.3%	99,269	1.3%	99,289	1.3%
Professional Services	211,481	2.7%	197,827	2.6%	211,693	2.7%	201,494	2.6%
Software	52,364	0.7%	52,102	0.7%	52,350	0.7%	49,111	0.6%
Technology Hardware, Storage & Peripherals	—	—%	—	—%	—	—%	—	—%
Textiles, Apparel & Luxury Goods	180,944	2.4%	180,997	2.3%	167,475	2.1%	167,530	2.2%
Trading Companies & Distributors	65,175	0.9%	48,865	0.6%	65,184	0.8%	45,065	0.6%
Subtotal	6,504,509	85.5%	6,909,471	89.2%	6,647,181	85.3%	6,859,329	88.8%
Structured Finance(1)	1,109,344	14.5%	827,346	10.8%	1,153,415	14.7%	865,602	11.2%
Total Investments	$7,613,853	100.0%	$7,736,817	100.0%	$7,800,596	100.0%	$7,724,931	100.0%
(1) Our SSN investments do not have industry concentrations and as such have been separated in the tables above. As of September 30, 2023 and June 30, 2023, Structured Finance includes $236,711 and $236,248, respectively, of senior secured debt investments held through our investment in NPRC and its wholly-owned subsidiary.

Portfolio Investment Activity
Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans and second lien loans, though we also continue to invest in select equity investments. For information regarding investment activity for the year ended June 30, 2022, see the Company’s Form 10-K for the fiscal year ended June 30, 2023.
Our gross investment activity for the three months ended September 30, 2023 and September 30, 2022 are presented below:

	Three Months Ended September 30,
	2023		2022
Investments in portfolio companies
Investments in new portfolio companies	$28,324		$110,253
Follow-on investments in existing portfolio companies (1)	72,232		169,583
Revolver advances	7,415		500
PIK interest (2)	23,103		24,194
Total investments in portfolio companies	$131,074		$304,530

Investments by portfolio composition
First Lien Debt	$130,849		$250,611
Second Lien Debt	225		50,319
Equity	—		3,600
Total investments by portfolio composition	$131,074		$304,530

Investments repaid or sold
Partial repayments (3)	$47,978		$85,948
Full repayments	39,750		38,542
Investments sold	3,000		11,445
Revolver paydowns	2,918		56
Total investments repaid or sold	$93,646		$135,991

Investments repaid or sold by portfolio composition
First Lien Debt	$49,803		$85,029
Second Lien Debt	45,150		46,226
Subordinated Structured Notes	—		—
Equity	(1,307)	(5)	4,736
Total investments repaid or sold by portfolio composition	$93,646		$135,991

Weighted average interest rates for new investments by portfolio composition (4)
First Lien Debt	15.97%		8.95%
Second Lien Debt	N/A		11.24%
    (1) Includes follow-on investments in existing portfolio companies and refinancings, if any.
(2) During the three months ended September 30, 2023, approximately $23,103 of PIK interest capitalized was accrued as interest income. During the three months ended September 30, 2022, approximately $22,896 of PIK interest capitalized was accrued as interest income and the remaining $1,298 was included due to the timing of interest payment dates and resulting capitalization occurring during the prior year.
    (3) Includes partial prepayments of principal, scheduled amortization payments, and refinancings, if any.
(4) Weighted average interest rates for new investments by portfolio composition is calculated with the current rate at the end of the period. In addition, Revolving Line of Credit and Delayed Draw Term Loans are excluded from the calculation.
(5) Negative denotes reversal of receipts previously recorded as return of capital.

Investment Valuation
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $7,736,817.
Our portfolio companies are generally lower middle-market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.

Control Company Investments
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the three months ended September 30, 2023.
First Tower Finance Company LLC

Prospect owns 100% of the equity of First Tower Delaware, a consolidated holding company. First Tower Delaware owns 78.06% of First Tower Finance. First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.

The fair value of our investment in First Tower increased to $615,592 as of September 30, 2023, representing a premium of $182,932 to its amortized cost basis compared to a fair value of $598,382 as of June 30, 2023, a premium of $171,310 to its amortized cost. The increase in premium to amortized cost resulted from an expansion of comparable company trading multiples.

National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties, self-storage, and student housing properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly owned subsidiaries, NPRC invests in online consumer loans and RSSNs. As of September 30, 2023 and June 30, 2023, we own 100% of the fully-diluted common equity of NPRC.
During the three months ended September 30, 2023, we provided $63,305 of debt financing to NPRC to fund real estate capital expenditures and provide working capital.

During the three months ended September 30, 2023, we received partial repayments of $13,450 of our loans previously outstanding with NPRC and its wholly owned subsidiary.

The online consumer loan investments held by certain of NPRC’s wholly owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 60 months to 84 months. As of September 30, 2023, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 38 individual loans valued at $125, residual interest in two securitizations valued at $3,592, and one corporate bond valued at $16,733, for an aggregate fair value of $20,450. As of September 30, 2023, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $21,838.
The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of September 30, 2023, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 94 investments with a fair value of $422,844 and face value of $448,390. The average outstanding note is approximately $4,769 with an expected maturity date ranging from April 2026 to October 2033 and weighted-average expected maturity of 5 years as of September 30, 2023. Coupons range from three-month SOFR (“3M”) plus 5.20% to 9.23% with a weighted-average coupon of 3M + 6.92%. As of September 30, 2023, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $236,711. As of September 30, 2023, based on outstanding notional balance, 12.7% of the portfolio was invested in Single - B rated tranches and 87.3% of the portfolio in BB rated tranches.
As of September 30, 2023, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $1,013,409 and a fair value of $1,629,742, including our investment in online consumer lending and rated secured structured notes as discussed above. As of September 30, 2023, our investment in NPRC and its wholly-owned subsidiaries relating to the real estate portfolio had a fair value of $1,408,512 portfolio was comprised of forty-eight multi-family properties, eight student housing properties, four senior living properties, and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of September 30, 2023:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	13,492
3	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
4	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
5	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	14,741
6	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	14,904
7	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	28,429
8	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	16,180
9	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	16,409
10	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	23,434
11	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	18,262
12	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,126
13	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	24,795
14	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	41,670
15	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,029
16	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,454
17	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,721
18	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	31,031
19	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	49,420
20	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
21	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	14,679
22	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
23	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	89,610
24	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	15,590
25	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	54,320
26	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,811
27	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,307
28	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
29	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	58,393
30	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,374
31	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
32	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
33	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
34	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
35	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
36	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,793
37	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,545
38	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
39	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	38,843
40	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
41	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
42	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
43	NPRC Grayson LLC	Grayson, GA	12/14/2020	47,860	40,500
44	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
45	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
46	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000
47	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
48	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,975
49	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,955
50	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,203
51	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,601
52	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	104,908
53	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	73,000

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
54	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
55	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	35,032
56	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	29,042
57	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	23,182
58	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
59	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
60	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
61	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
62	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
63	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,566
				$2,672,726	$2,237,545
The fair value of our investment in NPRC decreased to $1,629,742 as of September 30, 2023, a premium of $616,333 from its amortized cost basis compared to a fair value of $1,659,976 as of June 30, 2023, representing a premium of $696,663. The decrease in premium is primarily driven by a decrease in like-for-like property values due to a rise in discount rates and terminal capitalization rates, partially offset by an increase in market interest rates and growth in net operating income in our real estate portfolio.

NMMB, Inc.

Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 92.77% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of September 30, 2023 and June 30, 2023, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.

The fair value of our investment in NMMB increased to $104,747 as of September 30, 2023, representing a premium of $75,024 to its amortized cost basis, compared to a fair value of $94,180 as of June 30, 2023, representing a premium of $64,457 to its amortized cost basis. The increase in the premium to amortized cost resulted from an expansion of comparable company trading multiples.

R-V Industries, Inc.

Prospect owns 87.75% of the fully-diluted equity of R-V Industries, Inc. (“R-V”), with R-V management owning the remaining 12.25% of the equity. R-V is a provider of engineering and manufacturing services to chemical, paper, pharmaceutical, and power industries.

The fair value of our investment in R-V increased to $104,734 as of September 30, 2023, representing a premium of $60,546 to its amortized cost basis, compared to a fair value of $81,508 as of June 30, 2023, representing a premium of $41,020 to its amortized cost basis. The increase in premium to amortized cost was driven by an improvement in financial performance as a result of recent acquisitions.

Valley Electric Company, Inc.

Prospect owns 100% of the common stock of Valley Holdings I, a Consolidated Holding Company. Valley Holdings I owns 100% of Valley Holdings II, a Consolidated Holding Company. Valley Holdings II owns 94.99% of Valley Electric, with Valley Electric management owning the remaining 5.01% of the equity. Valley Electric owns 100% of the equity of VE Company, Inc., which owns 100% of the equity of Valley Electric Co. of Mt. Vernon, Inc. (“Valley”) and Comet Electric, Inc (“Comet”), leading providers of specialty electrical services in the states of Washington and California. Valley and Comet are amongst the top electrical contractors in the United States.

The fair value of our investment in Valley Electric increased to $189,492 as of September 30, 2023, a premium of $98,344 to its amortized cost, compared to a fair value of $165,784 as of June 30, 2023, representing a $74,636 premium to its amortized cost. The increase in premium to amortized cost was driven by an improvement in financial performance and expansion of comparable company trading multiples.

Our controlled investments, including those discussed above, are valued at $565,407 above their amortized cost as of September 30, 2023.

Affiliate and Non-Control Company Investments

We hold two affiliate investments at September 30, 2023 (Nixon, Inc. and RGIS Services, LLC, (“RGIS”)) with a total fair value of $12,541, a premium of $2,379 from their combined amortized cost, compared to a fair value as $10,397 of June 30, 2023, representing a $1,542 premium to its amortized cost. The increase in premium to amortized cost was driven by an improvement in RGIS’s financial performance.

With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. As of September 30, 2023, our non-control/non-affiliate portfolio is valued at a discount to amortized cost primarily due to our CLO investment portfolio, which is valued at a $281,998 discount to amortized cost. Additionally, as of September 30, 2023, five of our non-control/ non-affiliate investments, United Sporting Companies, Inc. (“USC”), Engine Group, Inc (“Engine”), Curo Group Holdings Corp. (“Curo”), K&N (“K&N Parent, Inc.), and Rising Tide Holdings, Inc. (“West Marine”) are valued at discounts to amortized cost of $81,951, $29,056, $28,840, $24,253, and $17,805, respectively.

Our largest non-control/non-affiliate investment is Town & Country Holdings, Inc. (“Town & Country”), which is valued at $47,647 above its amortized cost and represents approximately 6.4% of our Net Asset Value as of September 30, 2023. Town & Country is a supplier of home textiles and accessories to retailers throughout North America.

Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of September 30, 2023 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in March 2019; Public Notes which we issued in October 2018, January 2021, May 2021 and September 2021; and Prospect Capital InterNotes® which we issue from time to time. As of September 30, 2023, our equity capital is comprised of common and preferred equity.
The following table shows our outstanding debt as of September 30, 2023:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$915,021	$14,906	$915,021	$915,021	1M SOFR +	2.05%

2025 Notes		156,168	1,350	154,818	155,620	6.63%
Convertible Notes		156,168		154,818	155,620

6.375%	2024 Notes	81,240	59	81,181	80,966	6.57%
2026 Notes		400,000	4,756	395,244	361,988	3.98%
3.364%	2026 Notes	300,000	4,399	295,601	259,665	3.60%
3.437%	2028 Notes	300,000	6,715	293,285	235,203	3.64%
Public Notes		1,081,240		1,065,311	937,822

Prospect Capital InterNotes®		358,834	6,510	352,324	299,739	5.80%
Total		$2,511,263		$2,487,474	$2,308,202
The following table shows our outstanding debt as of June 30, 2023:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$1,014,703	$15,569	$1,014,703	$1,014,703	1M SOFR +	2.05%

2025 Notes		156,168	1,577	154,591	154,107	6.63%
Convertible Notes		156,168		154,591	154,107

6.375%	2024 Notes	81,240	108	81,132	80,818	6.57%
2026 Notes		400,000	5,244	394,756	354,896	3.98%
3.364%	2026 Notes	300,000	4,730	295,270	252,282	3.60%
3.437%	2028 Notes	300,000	7,021	292,979	230,472	3.64%
Public Notes		1,081,240		1,064,137	918,468

Prospect Capital InterNotes®		358,105	6,688	351,417	313,538	5.77%
Total		$2,610,216		$2,584,848	$2,400,816
The following table shows the contractual maturities by fiscal year of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of September 30, 2023:

	Payments Due by Fiscal Year ending June 30,
	Total	Remainder of 2024	2025	2026	2027	2028	After 5 Years
Revolving Credit Facility	$915,021	$—	$—	$—	$—	$915,021	$—
Convertible Notes	156,168	—	156,168	—	—	—	—
Public Notes	1,081,240	81,240	—	400,000	300,000	—	300,000
Prospect Capital InterNotes®	358,834	662	1,499	38,847	75,465	15,400	226,961
Total Contractual Obligations	$2,511,263	$81,902	$157,667	$438,847	$375,465	$930,421	$526,961
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
Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, PCF, a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective September 15, 2022, we completed an extension and upsizing of the revolving credit facility (the “Revolving Credit Facility”). The lenders have extended commitments of $1,954,500 as of September 30, 2023. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $2,000,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extends the maturity date to September 15, 2027 and the revolving period through September 15, 2026, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.
As of September 30, 2023 and June 30, 2023, we had $799,833 and $697,325, respectively, available to us for borrowing under the Revolving Credit Facility, net of $915,021 and $1,014,703 outstanding borrowings as of the respective balance sheet dates. Refer to Note 4. Revolving Credit Facility within our consolidated financial statements for additional details.
Convertible Notes
On March 1, 2019, we issued $175,000 aggregate principal amount of convertible notes that mature on March 1, 2025 (the “2025 Notes”), unless previously converted or repurchased in accordance with their terms. We granted the underwriters a 13-day over-allotment option to purchase up to an additional $26,250 aggregate principal amount of the 2025 Notes. The underwriters fully exercised the over-allotment option on March 11, 2019 and we issued $26,250 aggregate principal amount of 2025 Notes at settlement on March 13, 2019. The 2025 Notes bear interest at a rate of 6.375% per year, payable semi-annually on March 1 and September 1 each year, beginning September 1, 2019. Total proceeds from the issuance of the 2025 Notes, net of underwriting discounts and offering costs, were $198,674.

As of September 30, 2023 and June 30, 2023, the outstanding principal amount of the 2025 Notes were $156,168 and $156,168, respectively. Refer to Note 5. Convertible Notes within our consolidated financial statements for additional details.

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
As of September 30, 2023 and June 30, 2023, the outstanding aggregate principal amount of the 6.375% 2024 Notes was $81,240 and $81,240, respectively.
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
As of September 30, 2023 and June 30, 2023, the outstanding aggregate principal amount of the 2026 Notes was $400,000 and $400,000, respectively.

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
As of September 30, 2023 and June 30, 2023, the outstanding aggregate principal amount of the 3.364% 2026 Notes was $300,000 and $300,000, respectively.
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
As of September 30, 2023 and June 30, 2023, the outstanding aggregate principal amount of the 3.437% 2028 Notes was $300,000 and $300,000, respectively.
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
We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of September 30, 2023 and June 30, 2023, the aggregate principal amount of Prospect Capital InterNotes® outstanding were $358,834 and $358,105, respectively. Refer to Note 7. Prospect Capital InterNotes® within our consolidated financial statements for additional details.
Net Asset Value Applicable to Common Stockholders
During the three months ended September 30, 2023, our net asset value applicable to common shares increased by $48,201 or $0.01 per common share. The net asset value increase is primarily due to income exceeding distributions to common and preferred shareholders partially offset by net realized and changes in unrealized losses and dilution.

During the the three months ended September 30, 2023, net realized losses of $207,079, or $0.51 per common share, were offset by net unrealized gains of $198,629, or $0.49 per common share, resulting in a net decrease of $0.02 per basic weighted average share. During the three months ended September 30, 2023, net investment income of $125,612, or $0.31 per basic weighted average common share exceeded distributions from earnings to common and preferred stockholders of $96,403, or $0.24 per basic weighted average common share, resulting in a net increase of $0.07 per basic weighted average common share. The increase was partially offset by $0.04 of dilution per common share related to common stock issuances through our dividend reinvestment program for the three months ended September 30, 2023. The following table shows the calculation of net asset value per common share as of September 30, 2023 and June 30, 2023:

	September 30, 2023	June 30, 2023
Net assets available to common stockholders	$3,780,866	$3,732,665
Shares of common stock issued and outstanding	408,618,704	404,033,549
Net asset value per common share	$9.25	$9.24

Results of Operations
Operating results for the three months ended September 30, 2023 and September 30, 2022 were as follows:

	Three Months Ended September 30,
	2023	2022
Investment income	$236,245	$202,674
Operating expenses	110,633	103,408
Net investment income	125,612	99,266
Net realized (losses) from investments	(207,489)	(23,177)
Net change in unrealized (losses) gains from investments	198,629	(168,500)
Net realized (losses) on extinguishment of debt	(91)	(28)
Net (decrease) increase in net assets resulting from operations	116,661	(92,439)
Preferred stock dividend	(23,151)	(12,760)
Gain on Repurchase of Preferred Stock	501	—
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stockholders	$94,011	$(105,199)

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

The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended September 30,
	2023	2022
Interest income	$202,447	$174,318
Dividend income	3,059	2,901
Other income	30,739	25,455
Total investment income	$236,245	$202,674

Average debt principal of performing interest bearing investments(1)	$7,176,988	$6,979,112
Weighted average interest rate earned on performing interest bearing investments(1)	11.04%	9.77%
Average debt principal of all interest bearing investments(2)	$7,754,286	$7,287,336
Weighted average interest rate earned on all interest bearing investments(2)	10.22%	9.36%
(1) Excludes equity investments and non-accrual loans.
(2) Excludes equity investments.
The average interest earned on interest bearing performing assets increased to 11.04% for the three months ended September 30, 2023, from 9.77% for the three months ended September 30, 2022. The average interest earned on all interest bearing assets increased to 10.22% for the three months ended September 30, 2023, from 9.36% for the three months ended September 30, 2022. The weighted average interest rate earned on our portfolio increased by 1.27%, primarily due to an increase in LIBOR/SOFR rates rising above our floors amongst our interest-bearing investments, for which interest income from portfolio company investments increased to $184,255 from $149,386, for the three months ended September 30, 2023 and 2022, respectively. This increase was offset by a decrease in income from our structured credit investments to $16,687 from $22,895, for the three months ended September 30, 2023 and 2022, respectively.
Investment income is also generated from dividends and other income which is less predictable than interest income. The following table describes dividend income earned for the three months ended September 30, 2023 and September 30, 2022, respectively:

	Three Months Ended September 30,
	2023	2022
Dividend income
RGIS Services, LLC	$1,307	$1,374
NMMB, Inc.	147	1,093
Other, net	1,605	434
Total dividend income	$3,059	$2,901

Other income is comprised of structuring fees, advisory fees, amendment fees, royalty interests, receipts for residual net profit and revenue interests, administrative agent fees and other miscellaneous and sundry cash receipts. The following table describes other income earned for the three months ended September 30, 2023 and September 30, 2022, respectively:

	For the Three Months Ended September 30,
	2023	2022
Structuring and amendment fees
National Property REIT Corp.	$15,476	$—
Julie Lindsey, Inc.	550	—
WatchGuard Technologies, Inc.	—	2,275
Burgess Point Purchaser Corporation	—	1,200
USG Intermediate, LLC	—	600
Other, net	365	552
Total structuring and amendment fees	$16,391	$4,627
Royalty, net profit and revenue interests
National Property REIT Corp.	$13,996	$20,665
Other, net	171	13
Total royalty and net revenue interests	$14,167	$20,678
Administrative agent fees
Other, net	$181	$150
Total administrative agent fees	$181	$150
Total other income	$30,739	$25,455
Other income for the three months ended September 30, 2023 increased by $5,284 compared to the three months ended September 30, 2022 primarily due to a $11,764 increase in structuring and amendment fees primarily due to efforts to amend and restate the NPRC credit agreement during the current period. This increase is partially offset by a decrease in royalty, net profit and revenue interest income by $6,511 compared to the three months ended September 30,2023 due to a $6,669 decline in residual profit interest from NPRC as a result of fluctuations in real estate activity.
Income recognized from dividend income, prepayment premiums from early repayments, structuring fees and amendment fees related to specific loan positions is considered to be non-recurring income. For the three months ended September 30, 2023 and September 30, 2022, we recognized $19,604 and $8,000 of non-recurring income, respectively. The $11,604 increase in non-recurring income during the three months ended September 30, 2023 is primarily due to the $11,764 increase in structuring and amendment fees.

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

The following table describes the various components of our operating expenses:

	Three Months Ended September 30,
	2023	2022
Base management fee	$39,289	$38,314
Income incentive fee	25,617	21,626
Interest and credit facility expenses	40,593	33,870
Allocation of overhead from Prospect Administration	2,113	3,099
Audit, compliance and tax related fees	1,017	2,301
Directors’ fees	135	131
Other general and administrative expenses	1,869	4,067
Total operating expenses	$110,633	$103,408

Total gross and net base management fee was $39,289 and $38,314 for the three months ended September 30, 2023 and 2022, respectively. The increase in total gross base management fee is directly related to an increase in average total assets.
For the three months ended September 30, 2023 and 2022, we incurred $25,617 and $21,626 of income incentive fees, respectively. This increase was driven by a corresponding increase in pre-incentive fee net investment income (net of preferred stock dividends) to $128,078 from $108,132 for the three months ended September 30, 2023, and 2022, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended September 30, 2023 and 2022, we incurred $40,593 and $33,870 respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years:

	Three Months Ended September 30,
	2023	2022
Interest on borrowings	$36,815	$30,811
Amortization of deferred financing costs	1,843	1,692
Accretion of discount on unsecured debt	716	767
Facility commitment fees	1,219	600
Total interest and credit facility expenses	$40,593	$33,870

Average principal debt outstanding	$2,697,175	$2,845,503
Annualized weighted average stated interest rate on borrowings(1)	5.46%	4.33%
Annualized weighted average interest rate on borrowings(2)	6.02%	4.76%
(1)Includes only the stated interest expense.
(2)Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.

Interest expense was $36,815 and $30,811 for the three months ended September 30, 2023 and 2022, respectively. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) was 5.46% and 4.33% for the three months ended September 30, 2023 and 2022, respectively. The weighted average interest rate on borrowings was 6.02% and 4.76% for the three months ended September 30, 2023 and 2022, respectively. Both increases are primarily due to an increase of interest expense from increased LIBOR/SOFR rates for our Revolving Credit Facility partially offset by a decrease of interest expense from the maturity of the 2023 Notes.
The allocation of net overhead expense from Prospect Administration was $2,113 and $3,099 for the three months ended September 30, 2023 and 2022, respectively. Prospect Administration received estimated payments of $3,468 and $1,554 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal and tax services during the three months ended September 30, 2023 and September 30, 2022, respectively. In addition, we were given a credit in the amount of $1,212 for legal expenses incurred on behalf of our portfolio companies that were remitted to Prospect Administration during the three months ended September 30, 2022. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $3,021 and $6,499 for the three months ended September 30, 2023 and September 30, 2022, respectively. The decrease was primarily attributable to an decrease in audit, compliance and tax related fees, as well as other general and administrative expenses.
Net Realized Gains (Losses)
The following table details net realized gains (losses) from investments for the three months ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30,
Portfolio Company	2023	2022
Sudbury Mill CLO, Ltd.	$—	$306
Voya CLO 2012-2, Ltd.	—	433
Voya CLO 2012-3, Ltd.	—	440
Dunn Paper, Inc.	—	(8,791)
Venio LLC	—	(14,472)
NMMB, Inc.	(147)	(1,093)
Halcyon Loan Advisors Funding 2012-1 Ltd.	(3,704)	—
Symphony CLO XIV, Ltd.	(22,147)	—
PGX Holdings, Inc.	(181,446)	—
Other, net	(45)	—
Net realized (losses) gains	$(207,489)	$(23,177)
The net realized loss during the three months ended September 30, 2023 was primarily due to the restructuring of PGX Holdings, Inc. (“PGX”). On September 28, 2023, PGX underwent a corporate restructuring with the new borrower being Credit.com Holdings, LLC. As part of this transaction, our existing First Lien Term Loan was restructured into new debt, resulting in a realized loss of $1,460. Our Second Lien Term Loan was written-off and we recorded a realized loss of $179,986, while reversing our previously recorded unrealized losses related to our investment in PGX, in the same amount.
Net Realized Loss from Extinguishment of Debt
During the three months ended September 30, 2023 and September 30, 2022, we recorded a net realized loss from the extinguishment of debt of $91 and $28, respectively. Refer to Capitalization for additional discussion.
Net Realized Gain from Repurchase of Preferred Stock
During the three months ended September 30, 2023 and September 30, 2022, we recorded a net realized gain from the repurchase of preferred Stock of $501 and $0, respectively. Refer to Financial Condition, Liquidity, and Capital Resources for additional discussion.

Change in Unrealized Gains (Losses)
The following table details net change in unrealized (losses) gains for our portfolio for the three months ended September 30, 2023 and September 30, 2022, respectively:

	Three Months Ended September 30,
	2023	2022
Control investments	$(17,794)	$(47,289)
Affiliate investments	837	(70,786)
Non-control/non-affiliate investments	215,586	(50,425)
Net change in unrealized (losses) gains	$198,629	$(168,500)
The following table reflects net change in unrealized gains (losses) on investments for the three months ended September 30, 2023:

Net Change in Unrealized Gains (Losses)
PGX Holdings, Inc. (1)	$179,986
Valley Electric Company, Inc.	23,708
R-V Industries, Inc.	19,526
Other, net	13,063
First Tower Finance Company LLC	11,622
Credit.com Holdings, LLC	11,612
NMMB, Inc.	10,567
Town & Country Holdings, Inc.	8,524
MITY, Inc.	7,838
Research Now Group, LLC and Dynata, LLC	(7,487)
National Property REIT Corp.	(80,330)
Net change in unrealized (losses) gains	$198,629
(1)Our PGX Holdings, Inc. Second Lien Term Loan was written-off for tax purposes and we recorded a realized loss of $179,986, while reversing our previously recorded unrealized losses related to our investment in PGX, in the same amount.

The following table reflects net change in unrealized gains (losses) on investments for the three months ended September 30, 2022:

Net Change in Unrealized Gains (Losses)
The RK Logistics Group, Inc.	$6,532
Dunn Paper, Inc.	6,493
Universal Turbine Parts, LLC	4,975
NMMB, Inc.	4,751
Pacific World Corporation	4,154
Valley Electric Company, Inc.	(4,348)
Town & Country Holdings, Inc.	(4,483)
Echelon Transportation, LLC	(5,332)
Redstone Holdco 2 LP	(5,986)
National Property REIT Corp.	(8,539)
CP Energy Services Inc.	(8,970)
Subordinated Structured Notes	(9,157)
K&N Parent, Inc.	(10,282)
Credit Central Loan Company, LLC	(11,360)
First Tower Finance Company LLC	(11,578)
Targus Cayman HoldCo Limited	(16,238)
Other, net	(47,373)
PGX Holdings, Inc.	(51,759)
Net change in unrealized (losses) gains	$(168,500)
Financial Condition, Liquidity and Capital Resources
For the three months ended September 30, 2023 and September 30, 2022, our operating activities provided $95,084 and used $76,899 of cash, respectively. The $171,983 increase is primarily driven by a $168,796 decrease in originations for the three months ended September 30, 2023 compared to three months ended September 30, 2022. There were no investing activities for the three months ended September 30, 2023 and September 30, 2022. Financing activities used $121,823 and provided $84,934 of cash during the three months ended September 30, 2023 and September 30, 2022, respectively, which included dividend payments of $92,802 and $68,176, respectively. The $206,757 decrease in cash provided by our financing activities is primarily driven by a $188,974 decrease in issuance of preferred stock, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, to repay outstanding borrowings and to make cash distributions to our stockholders.

Our primary sources of funds have historically been issuances of debt and common equity, and beginning with our year ended June 30, 2021, issuances of preferred equity. We have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the three months ended September 30, 2023, we borrowed $219,000 and we made repayments totaling $318,682 under the Revolving Credit Facility. As of September 30, 2023, our outstanding balance on the Revolving Credit Facility was $915,021. As of September 30, 2023, we had, net of unamortized discount and debt issuance costs, $154,818 outstanding on the Convertible Notes, $1,065,311 outstanding on the Public Notes and $352,324 outstanding on the Prospect Capital InterNotes® (See “Capitalization” above).
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of September 30, 2023 and June 30, 2023, we had $27,316 and $47,875, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of September 30, 2023 and June 30, 2023, as they were all floating rate instruments that repriced frequently.
On February 10, 2023, we filed a registration statement on Form N-2 (File No. 333-269714) that was effective upon filing pursuant to Rule 462(e) under the Securities Act, and which replaced our previously effective registration statement on Form

N-2 that had been filed on February 13, 2020 and which was also effective upon filing pursuant to Rule 462(e) under the Securities Act. The registration statement permits us to issue, through one or more transactions, an indeterminate amount of securities, consisting of common stock, preferred stock, debt securities, subscription rights to purchase our securities, warrants representing rights to purchase our securities or separately tradable units combining two or more of our securities.
Preferred Stock
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”), as amended on June 9, 2022, October 7, 2022, and February 10 2023, pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and dealer manager for the Company’s offering of up to 72,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock will initially be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”), the 6.50% Series A3 Preferred Stock (“Series A3 Preferred Stock”), and the 6.50% Series M3 Preferred Stock (“Series M3 Preferred Stock”). In connection with such offering, on August 3, 2020, June 9, 2022, October 11, 2022 and February 10, 2023, we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland (“SDAT”), reclassifying and designating 120,000,000, 60,000,000, 120,000,000, and 60,000,000 shares, respectively, of the Company’s authorized and unissued shares of common stock into shares of preferred stock as “Convertible Preferred Stock.”
On October 30, 2020, and as amended on February 18, 2022, October 7, 2022, and February 10, 2023, we entered into a Dealer Manager Agreement with InspereX LLC, pursuant to which InspereX LLC has agreed to serve as the Company’s agent and dealer manager for the Company’s offering of up to 10,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock will initially be issued in multiple series, including the 5.50% Series AA1 Preferred Stock (the “Series AA1 Preferred Stock”), the 5.50% Series MM1 Preferred Stock (the “Series MM1 Preferred Stock”), the 6.50% Series AA2 Preferred Stock (the “Series AA2 Preferred Stock”), and the 6.50% Series MM2 Preferred Stock (the “Series MM2 Preferred Stock” and together with the Series M1 Preferred Stock, the Series M2 Preferred Stock, the Series M3 Preferred Stock, and the Series MM1 Preferred Stock, the “Series M Preferred Stock” and the Series MM2 Preferred Stock, together with the Series AA2 Preferred Stock, the Series A3 Preferred Stock and the Series M3 Preferred Stock, the “6.50% Preferred Stock”). In connection with such offering, on October 30, 2020, February 17, 2022 and October 11, 2022, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 80,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as Convertible Preferred Stock. On May 19, 2021, we entered into an Underwriting Agreement with UBS Securities LLC, relating to the offer and sale of 187,000 shares, par value $0.001 per share, of 5.50% Series A2 Preferred Stock, with a liquidation preference of $25.00 per share (the “Series A2 Preferred Stock”, and together with the Series A1 Preferred Stock, Series M1 Preferred Stock, Series M2 Preferred Stock, Series AA1 Preferred Stock, and Series MM1 Preferred Stock, the “5.50% Preferred Stock”). The issuance of the Series A2 Preferred Stock settled on May 26, 2021. In connection with such offering, on May 19, 2021, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 1,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as Convertible Preferred Stock.

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
At any time prior to the listing of the 5.50% Preferred Stock and the 6.50% Preferred Stock on a national securities exchange, shares of the 5.50% Preferred Stock and 6.50% Preferred Stock are convertible, at the option of the holder of the 5.50% Preferred Stock and the 6.50% Preferred Stock (the “Holder Optional Conversion”). We will settle any Holder Optional Conversion by paying or delivering, as the case may be, (A) any portion of the Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the Settlement Amount, minus (b) any portion of the Settlement Amount that we elect to pay in cash, divided by (2) the arithmetic average of the daily volume weighted average price of shares of our common stock over each of the five consecutive trading days ending on the Holder Conversion Exercise Date (such arithmetic average, the “5-day VWAP”). For the Series A1 Preferred Stock, the Series A3 Preferred Stock, the Series AA1 Preferred Stock, the Series AA2 Preferred Stock and the Series A2 Preferred Stock, “Settlement Amount” means (A) $25.00 per share (the “Stated Value”), plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the applicable Holder Optional Conversion Fee for the respective Holder Conversion Deadline. For the Series M Preferred Stock, “Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the applicable Series M Clawback, if any. “Series M Clawback”, if applicable, means an amount equal to the aggregate amount of all dividends, whether paid or accrued, on such share of Series M Stock in the three full months prior to the Holder Conversion Exercise Date. Subject to certain limited exceptions, we will not pay any portion of the Settlement Amount in cash (other than cash in lieu of fractional shares of our common stock) until the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred Stock has been issued. Beginning on the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred Stock is issued, we may elect to settle all or a portion of any Holder Optional Conversion in cash without limitation or restriction. The right of holders to convert a share of 5.50% Preferred Stock or 6.50% Preferred Stock will terminate upon the listing of such share on a national securities exchange.
Subject to certain limited exceptions allowing earlier redemption, beginning on the earlier of the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred Stock has been issued, or, for listed shares of 5.50% Preferred Stock or 6.50% Preferred Stock, five years from the earliest date on which any series that has been listed was first issued (the earlier of such dates, the “Redemption Eligibility Date”), such share of 5.50% Preferred Stock or 6.50% Preferred Stock may be redeemed at any time or from time to time at our option (the “Issuer Optional Redemption”), at a redemption price of 100% of the Stated Value of the shares of 5.50% Preferred Stock or 6.50% Preferred Stock to be redeemed plus unpaid dividends accrued to, but not including, the date fixed for redemption.
Subject to certain limitations, each share of 5.50% Preferred Stock or 6.50% Preferred Stock may be converted at our option (the “Issuer Optional Conversion”). We will settle any Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the 5-day VWAP, subject to our ability to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value if the 5-day VWAP represents a discount to our net asset value per share of common stock. For the 5.50% Preferred Stock and 6.50% Preferred Stock, “IOC Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the date fixed for conversion. In connection with an Issuer Optional Conversion, we will use commercially reasonable efforts to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value. If we do not have or obtain any required stockholder approval under the 1940 Act to sell our common stock below net asset value and the 5-day VWAP is at a discount to our net asset value per share of common stock, we will settle any conversions in connection with an Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the NAV per share of common stock at the close of business on the business day immediately preceding the date of conversion. We will not pay any portion of the IOC Settlement Amount from an Issuer Optional Conversion in cash (other than cash in lieu of fractional shares of our common stock) until the Redemption Eligibility Date. Beginning on the Redemption Eligibility Date, we may elect to settle any Issuer Optional Conversion in cash without limitation or restriction. In the event that we exercise an Issuer Optional Conversion with respect to any shares of 5.50% Preferred Stock or 6.50% Preferred Stock, the holder of such 5.50% Preferred Stock or 6.50% Preferred Stock may instead elect a Holder Optional Conversion with respect to such 5.50% Preferred Stock or 6.50% Preferred Stock provided that the date of conversion for such Holder Optional Conversion would occur prior to the date of conversion for an Issuer Optional Conversion.
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
We may from time to time seek to cancel or purchase our outstanding preferred stock through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. The amounts involved may be material. Any such purchases or exchanges of preferred stock would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Our Board of Directors authorized us to repurchase our Series A Preferred Stock. The manner, price, volume and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. During the three months ended September 30, 2023, the Company repurchased 62,309 shares of Series A Preferred Stock for a total cost of approximately $1,001, including fees and commissions paid to the broker, representing an average repurchase price of $15.88 per share. The difference in the consideration transferred and the net carrying value of the Series A Preferred Stock repurchased, which was $1,469, resulted in a gain applicable to common stock holders of approximately $501 during the three months ended September 30, 2023. The repurchased shares reverted to authorized but unissued shares of Series A Preferred Stock and thus the Company holds no treasury stock.
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
For so long as the Series A Preferred Stock is outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, if dividends on the Preferred Stock have accumulated and been unpaid for a period of two years, a possibility of redemption outside of the Company’s control exists and in accordance with ASC 480, we have presented our 5.50% Preferred Stock, 6.50% Preferred Stock, and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of September 30, 2023 and June 30, 2023.
We determined the estimated value as of September 30, 2023 of our 5.50% Preferred Stock and 6.50% Preferred Stock, with a $25.00 stated value per share. We engaged a third-party valuation service to assist in our determination based on the calculation resulting from the total equity on our Consolidated Statements of Assets and Liabilities in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (the “Form 10-Q”), which was prepared in accordance with U.S. generally accepted accounting principles in the United States of America, adjusted for the fair value of our investments (i.e. from our Consolidated Schedule of Investments) and total liabilities, divided by the number of shares of our Preferred Stock outstanding. Based on this methodology and because the result from the calculation above is greater than the $25.00 per share stated value of our 5.50% Preferred Stock and 6.50% Preferred Stock, the estimated value of our 5.50% Preferred Stock and 6.50% Preferred Stock as of September 30, 2023 is $25.00 per share.
Common Stock
Our common stockholders’ equity accounts as of September 30, 2023 and June 30, 2023 reflect cumulative shares issued, net of shares repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50%     and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemption Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
We did not repurchase any shares of our common stock for the three months ended September 30, 2023 or September 30, 2022. As of September 30, 2023, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
On June 9, 2023, at a special meeting of stockholders, our stockholders authorized us to sell shares of our common stock (during the next 12 months) at a price or prices below our net asset value per share at the time of sale in one or more offerings, subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of its outstanding common stock immediately prior to such sale).
Recent Developments
On November 8, 2023, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
December 2023	12/20/2023	1/2/2024	$0.114583
January 2024	1/17/2024	2/1/2024	$0.114583
February 2024	2/21/2024	3/1/2024	$0.114583

On November 8, 2023, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 6.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January as a result), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
December 2023	12/20/2023	1/2/2024	$0.135417
January 2024	1/17/2024	2/1/2024	$0.135417
February 2024	2/21/2024	3/1/2024	$0.135417
On November 8, 2023, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
November 2023 - January 2024	1/17/2024	2/1/2024	$0.334375
On November 8, 2023, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
November 2023	11/28/2023	12/19/2023	$0.0600
December 2023	12/27/2023	1/18/2024	$0.0600
January 2024	1/29/2024	2/20/2024	$0.0600

On October 30, 2023, we initiated an offer to repurchase all of our 5,882,351 outstanding shares of 5.35% Series A Fixed Rate. Cumulative Perpetual Preferred Stock, for cash in an amount equal to $15.877396 per share, plus accrued dividends, if any, commencing on October 30, 2023. The tender offer will expire at 5:00 p.m., New York City time, on November 29, 2023, or any other date and time to which the Company extends the Tender Offer, unless earlier terminated.

Critical Accounting Estimates
We prepare our Financial Statements in accordance with U.S. GAAP. In applying many of these accounting principles, we make estimates that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates on historical experience and other factors that we believe are reasonable under the circumstances. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. These estimates, however, are subjective and subject to change, and actual results may differ materially from our current estimates due to the inherent nature of these estimates.
Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Item 1A. Risk Factors.” See Note 2 to our consolidated financial statements for more information on how fair value of our investment portfolio is determined, and Note 3 to our consolidated financial statements for information about the inputs and assumptions used to measure fair value of our investment portfolio.

Fair Value of Financial Instruments

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

ASC 820 classifies the inputs used to measure these fair values into the following hierarchy:

•Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by us at the measurement date.
•Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.
•Level 3: Unobservable inputs for the asset or liability.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. All of our investments carried at fair value are classified as Level 2 or Level 3 as of September 30, 2023 and June 30, 2023, with a significant portion of our investments classified as Level 3.

Investments
We determine the fair value of our investments on a quarterly basis, with changes in fair value reflected as a net change in unrealized gains (losses) from investments in the Consolidated Statement of Operations.
The Company applies the SEC’s Rule 2a-5 in determining fair value of its investments. Rule 2a-5 establishes a consistent, principles-based framework for boards of directors to use in creating their own specific processes in order to determine fair values in good faith.
Investments for which market quotations are readily available are valued at such market quotations. In order to validate market quotations, management and the independent valuation firm look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. In determining the range of values for debt instruments where market quotations are not readily available, we perform a multiple step valuation process with our investment professionals alongside our independent valuation firms. The independent valuation firms prepare valuations for each investment which are presented by the independent valuation firms to the Audit Committee of our Board of Directors. The Audit Committee makes a recommendation to the Board of Directors of the value for each investment and the Board of Directors approves the values with the input of the Investment Adviser.
Management and the independent valuation firm may consider various factors in determining the fair value of our investments. One prominent factor is the enterprise value of a portfolio company determined by applying a market approach such as using earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples, net income and/or book value multiples for similar guideline public companies and/or similar recent investment transactions and/or an income approach, such as the discounted cash flow technique. If relevant, management and the independent valuation firms will consider the pricing indicated by external events such as a purchase or sale transaction to corroborate the valuation.
Changes in market yields, discount rates, capitalization rates or EBITDA multiples, each in isolation, may change the fair value measurement of certain of our investments. Generally, an increase in market yields, discount rates or capitalization rates, or a decrease in EBITDA (or other) multiples may result in a decrease in the fair value measurement of certain of our investments.
Our investments that are classified as Level 3 are primarily valued utilizing a discounted cash flow, enterprise value (“EV”) waterfall, or asset recovery analysis. The discounted cash flow converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The fair value measurement is based on the net present value indicated by current market expectations about those future amounts. Under the EV waterfall, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market (multiples) valuation approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent merger and acquisitions transactions, and/or a discounted cash flow . The asset recovery analysis is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets.
In determining the range of values for our investments in CLOs, the independent valuation firm uses a discounted multi-path cash flow model. Various risk factors are sensitized in the multi-path cash flow model using Monte Carlo simulations to generate probability-weighted (i.e., multi-path) cash flows for the underlying assets and liabilities. These cash flows are discounted using appropriate market discount rates, and relevant data in the CLO market and certain benchmark credit indices are considered, to determine the value of each CLO investment.
At September 30, 2023, $5,081,667, $2,586,865, and $20,339 of our total investments were valued using the discounted cash flow, enterprise value waterfall, and asset recovery analysis, respectively, compared to $5,192,734, $2,503,571, and $21,145, respectively, at June 30, 2023.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and equity price risk. Uncertainty with respect to the economic effects of rising interest rates in response to inflation, renewed hostilities in the Middle East, the war between Russia and Ukraine, and ongoing geopolitical uncertainty has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. Concerning these risks and their potential impact on our business and our operating results, see Part I, Item 1A. Risk Factors, “Risks Relating to Our Business” in our Annual Report on Form 10-K.

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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, Secured Overnight Financing Rate (“SOFR”), EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a SOFR floor. Our loans typically have durations of one, three or six months after which they reset to current market interest rates. As of September 30, 2023, 83.44% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility that is based on floating SOFR rates. Interest on borrowings under the revolving credit facility is one-month SOFR plus 205 basis points with no minimum SOFR floor and there is $915,021 as of September 30, 2023. The Convertible Notes, Public Notes and remaining Prospect Capital InterNotes® bear interest at fixed rates.
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
The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in Subordinated Structured Notes) to our loan portfolio and outstanding debt as of September 30, 2023, assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income (1)
Up 300 basis points	$143,616	$(27,451)	$116,165	$92,932
Up 200 basis points	$96,588	$(18,300)	$78,288	$62,630
Up 100 basis points	$49,560	$(9,150)	$40,410	$32,328
Down 100 basis points	$(44,343)	$48,670	$4,327	$3,462
Down 200 basis points	$(88,408)	$48,670	$(39,738)	$(31,790)
Down 300 basis points	$(126,396)	$48,670	$(77,726)	$(62,181)
(1)Includes the impact of income incentive fees. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of September 30, 2023, one, three, and six month LIBOR were 5.43%, 5.66% and 5.90%, respectively. As of September 30, 2023 the one, three, and six month SOFR were 5.32%, 5.40%, and 5.47% respectively.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the period ended September 30, 2023, we did not engage in hedging activities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2023, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are not aware of any material legal proceedings as of September 30, 2023.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2023, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. (All figures in this item are in thousands except share, per share and other data.)
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
The below calculation assumes (i) $8.4 billion in total assets, (ii) an average cost of funds of 5.63% (including preferred dividend payments), (iii) $2.5 billion in debt outstanding, (iv) $0.9 billion in liquidation preference of 5.50% Preferred Stock outstanding, (v) $0.15 billion in 5.35% Preferred Stock outstanding, (vi) $1.2 billion in liquidation preference of 6.50% Preferred Stock outstanding, and (vi) $3.7 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(1)	(29.9)%	(18.5)%	(7.2)%	4.2%	15.5%
The below calculation assumes (i) $8.4 billion in total assets, (ii) an average cost of funds of 5.29% (including preferred dividend payments), (iii) $2.5 billion in debt outstanding, (iv) $0.15 billion in 5.35% Preferred Stock outstanding, and (v) $5.8 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(2)	(16.9)%	(9.7)%	(2.5)%	4.8%	12.0%

(1) Assumes no conversion of 5.50% Preferred Stock and 6.50% Preferred Stock to common stock.
(2) Assumes the conversion of $0.9 billion in 5.50% Preferred Stock and $1.2 billion in 6.50% Preferred Stock at a conversion rate based on the 5-day VWAP of our common stock on September 30, 2023, which was $6.00, and a Holder Optional Conversion Fee (as defined in the prospectus supplement relating to the applicable offering) of 9.00% on Series A1 Preferred Stock, Series A3 Preferred Stock, and Series AA2 Preferred Stock of the maximum public offering price disclosed within the applicable prospectus supplements. The actual 5-day VWAP of our common stock on a Holder Conversion Exercise Date may be more or less than $6.00, which may result in more or less shares of common stock issued.
The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.
Pursuant to SEC regulations, this table is calculated as of September 30, 2023. As a result, it has not been updated to take into account any changes in assets or leverage since September 30, 2023.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Our Board of Directors authorized us to repurchase our Series A Preferred Stock. The manner, price, volume and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules.
During the quarter ended September 30, 2023, the Company repurchased 62,309 shares of Series A Preferred Stock for a total cost of approximately $1,001, including fees and commissions paid to the broker, representing an average repurchase price of $15.88 per share. The monthly breakdown of repurchases is as follows:

Period	Total Number of 5.35% Series A Preferred Stock	Average price paid per share	Total Number 5.35% Series A Preferred Stock Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)(3)(4)(5)
July 1, 2023 - July 31, 2023	38,824	$16.30	38,824	$1,461,176
August 1, 2023 - August 31, 2023	—	—	—	1,461,176
September 1, 2023 - September 30, 2023	23,485	15.48	23,485	1,437,691
Total	62,309	$15.88	62,309	$1,437,691
(1) The notice of the potential repurchase of shares of our outstanding preferred stock occurs in our offering documents and/or quarterly reports.
(2) Any or all shares of Series A Preferred Stock may be repurchased subject to a variety of factors, including market conditions and applicable SEC rules.
(3) Purchases of shares of Series A Preferred Stock are ongoing.
(4) Purchases of shares of Series A Preferred Stock are ongoing.
(5) Purchases of shares of Series A Preferred Stock are ongoing.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended September 30, 2023, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Our common stock is traded on the NASDAQ Global Select Market under the symbol “PSEC.”
The following table sets forth, for the quarterly reporting periods indicated, the net asset value per common share of our common stock and the high and low sales prices for our common stock, as reported on the NASDAQ Global Select Market. Our common stock historically has traded at prices both above and below its net asset value. There can be no assurance, however, that such premium or discount, as applicable, to net asset value will be maintained. See also “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended June 30, 2023 for additional information about the risks and uncertainties we face.

		Stock Price		Premium (Discount) of High to NAV	Premium (Discount) of Low to NAV
	NAV(1)	High(2)	Low(2)
Year Ended June 30, 2022
First quarter	$10.12	$8.46	$7.69	(16.4)%	(24.0)%
Second quarter	10.60	9.00	7.83	(15.1)%	(26.1)%
Third quarter	10.81	8.89	7.86	(17.8)%	(27.3)%
Fourth quarter	10.48	8.48	6.68	(19.1)%	(36.3)%
Year Ended June 30, 2023
First quarter	$10.01	$8.18	$6.11	(18.3)%	(39.0)%
Second quarter	9.94	7.82	6.39	(21.3)%	(35.7)%
Third quarter	9.48	7.66	6.67	(19.2)%	(29.6)%
Fourth quarter	9.24	6.94	6.08	(24.9)%	(34.2)%
Twelve Months Ending June 30, 2024
First quarter	$9.25	$6.65	$5.94	(28.1)%	(35.8)%
(1) Net asset value per common share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per common share on the date of the high or low sales price. The NAVs shown are based on outstanding shares of our common stock at the end of each period.
(2) The High/Low Stock Price is calculated as of the closing price on a given day in the applicable quarter.
As of November 7, 2023, we had approximately 177 stockholders of record.
The below table sets forth each class of our outstanding securities as of November 7, 2023:

Title of Class of Securities	Amount Authorized	Amount Held by Registrant or for its Account	Amount Outstanding Exclusive of Amount held by Registrant or for its Account
Common Stock	1,552,100,000	—	410,385,847
Preferred Stock	447,900,000	—	65,474,010
2025 Notes	$201,250	—	$156,168
6.375% 2024 Notes	$100,000	—	$81,240
2026 Notes	$400,000	—	$400,000
3.364% 2026 Notes	$300,000	—	$300,000
3.437% 2028 Notes	$300,000	—	$300,000
Prospect Capital InterNotes®	$1,000,000	—	$359,175
Recent Sales of Common Stock Below Net Asset Value
At our 2009, 2010, 2011, 2012 and 2013 annual meeting of stockholders, and at special meetings of stockholders held on June 12, 2020, June 11, 2021, June 10, 2022, and June 9, 2023 our stockholders approved our ability to sell shares of our common stock at a price or prices below our NAV per common share at the time of sale in one or more offerings. The current approval to sell shares of our common stock below our NAV per common share is valid until June 9, 2024 and subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of our outstanding common stock immediately prior to such sale). Accordingly, we may make offerings of our common stock without any limitation on the total amount of dilution to stockholders. Our prospectus supplement and accompanying prospectus relating to this offering contains additional information about these offerings. Pursuant to the authority granted by our stockholders and the approval of our Board of Directors, we have made the following offerings below NAV per common share:

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

FEES AND EXPENSES
The following tables are intended to assist you in understanding the costs and expenses that an investor in shares of common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. These tables are based on our assets and common stock outstanding as of September 30, 2023, except that we assume that we have issued $0.9 billion in 5.50% Preferred Stock paying dividends of 5.50% per annum, $1.2 billion in 6.50% Preferred Stock paying dividends of 6.50% per annum, in addition to our $0.15 billion of 5.35% Preferred Stock paying dividends of 5.35% per annum, and that we have borrowed $1.95 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.6 billion. Except where the context suggests otherwise, any reference to fees or expenses paid by “you” or “us” or that “we” will pay fees or expenses, the Company will pay such fees and expenses out of our net assets and, consequently, you will indirectly bear such fees or expenses as an investor in the Company’s common stock. However, you will not be required to deliver any money or otherwise bear personal liability or responsibility for such fees or expenses.

Stockholder transaction expenses:	A1 and A3 Shares		M1, M2, and M3 Shares		AA1 Shares, MM1 Shares, AA2 Shares, and MM2 Shares
Sales Load (as a percentage of offering price)	10.00%	(1)	3.00%	(2)	5.00%	(3)
Offering expenses borne by the Company (as a percentage of offering price)	(4)		(4)		(5)
Preferred Stock Dividend reinvestment plan expenses (6)	None		None		None
Total stockholder transaction expenses (as a percentage of offering price):	11.5%		4.5%		6.0%
Annual expenses (as a percentage of net assets attributable to common stock):
Management fees (7)	5.06%
Incentive fees payable under Investment Advisory Agreement (20% of realized capital gains and 20% of pre-incentive fee net investment income) (8)	2.75%
Total advisory fees	7.81%
Total interest expenses (9)	5.89%
Other expenses (10)	0.53%
Total annual expenses (8)(10)(11)	14.23%
Dividends on Preferred Stock(12)	3.56%
Total annual expenses after dividends on Preferred Stock (13)	17.79%
Example
The following table demonstrates the projected dollar amount of cumulative expenses we would pay out of net assets and that you would indirectly bear over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we have issued $0.9 billion in 5.50% Preferred Stock paying dividends of 5.50% per annum, $1.2 billion in 6.50% Preferred Stock paying dividends of 6.50% per annum, $0.15 billion in 5.35% Preferred Stock paying dividends of 5.35% per annum, we have borrowed $1.95 billion available under our line of credit, in addition to our other indebtedness of $1.6 billion, and that our annual operating expenses would remain at the levels set forth in the table above and that we would pay the costs shown in the table above.

	1 Year	3 Years	5 Years	10 Years
Ongoing Preferred Stock Offerings(1) - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio*	$201	$443	$638	$979
Ongoing Preferred Stock Offerings(1) - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio**	$210	$464	$665	$1,002
(1) Represents the highest level of expenses from all ongoing Preferred Stock offerings references in the Fee and Expenses table above, assuming the maximum number of shares of Preferred Stock offered in each offering is sold. Presently a maximum of 72 million A1, A3, M1, M2, and M3 shares may be sold, and a maximum of 10 million AA1, AA2, MM1 and MM2 shares may be sold.

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

(1)    Includes up to a 7.0% selling commission on the $25.00 per share (the “Stated Value”) paid by the Company and a dealer manager fee equal to 3.0% of the Stated Value paid by the Company. Reductions in selling commissions will be reflected in reduced public offering prices as described in the “Plan of Distribution” section of the applicable prospectus supplement and the net proceeds to us will not be impacted by such reductions; therefore, we will bear a reduction in net proceeds to us up to 7.0% of the Stated Value on all A1 and A3 Shares although the selling commission compensation paid by us to our dealer manager may represent less than 7.0% of the Stated Value. We may, through the Holder Optional Conversion Fee, recoup a portion of the Sales Load if stockholders exercise a Holder Optional Conversion (as defined in the prospectus supplement relating to the applicable offering) of their Preferred Stock prior to the 5-year anniversary of the original issue date. The Holder Optional Conversion Fee is 9.00% of the maximum public offering price disclosed herein prior to the first anniversary of the issuance of such Preferred Stock, 8.00% of the maximum public offering price disclosed herein on or after the first anniversary but prior to the second anniversary, 7.00% of the maximum public offering price disclosed herein on or after the second anniversary but prior to the third anniversary, 6.00% of the maximum public offering price disclosed herein on or after the third anniversary but prior to the fourth anniversary, 5.00% of the maximum public offering price disclosed herein on or after the fourth anniversary but prior to the fifth anniversary and 0.00% on or after the fifth anniversary.

(2)    Includes a dealer manager fee equal to 3.0% of the Stated Value paid by the Company.

(3)     Includes up to a 4.875% selling commission on the $25.00 per share (the “Stated Value”) paid by the Company and a dealer manager fee equal to 0.125% of the Stated Value paid by the Company. For the AA1 Shares and AA2 Shares we may,
through the Holder Optional Conversion Fee, recoup a portion of the Sales Load if stockholders exercise a Holder Optional
Conversion (as defined in the prospectus supplement relating to the applicable offering) of their Preferred Stock prior to the 5-
year anniversary of the original issue date. The Holder Optional Conversion Fee is 9.00% of the maximum public offering price disclosed herein prior to the first anniversary of the issuance of such Preferred Stock, 8.00% of the maximum public offering price disclosed herein on or after the first anniversary but prior to the second anniversary, 7.00% of the maximum public offering price disclosed herein on or after the second anniversary but prior to the third anniversary, 6.00% of the maximum public offering price disclosed herein on or after the third anniversary but prior to the fourth anniversary, 5.00% of the maximum public offering price disclosed herein on or after the fourth anniversary but prior to the fifth anniversary and 0.00%
on or after the fifth anniversary.

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

(7)    Our base management fee is 2% of our gross assets (which include any amount borrowed, i.e., total assets without deduction for any liabilities, including any borrowed amounts for non-investment purposes, for which purpose we have not and have no intention of borrowing). Although no plans are in place to borrow the full amount under our line of credit, assuming that we borrowed $1.95 billion, the 2% management fee of gross assets equals approximately 5.06% of net assets.

(8)    Based on our net investment income and realized capital gains, less realized and unrealized capital losses, earned on our portfolio for the three months ended September 30, 2023, all of which consisted of an income incentive fee. This historical amount has been adjusted to reflect the issuance of 82,187,000 shares of combined 5.50% Preferred Stock and 6.50% Preferred Stock. The capital gain incentive fee is paid without regard to pre-incentive fee income. For a more detailed discussion of the calculation of the two-part incentive fee, see “Management Services-Investment Advisory Agreement” in the applicable prospectus.

(9)    As of September 30, 2023, we had $1.6 billion outstanding of Unsecured Notes (as defined below) in various maturities, ranging from January 15, 2024 to March 15, 2052, and interest rates, ranging from 1.50% to 6.625%, some of which are convertible into shares of the Company’s common stock at various conversion rates.

(10)    “Other expenses” are based on estimated amounts for the current fiscal year. The amount shown above represents annualized expenses during our three months ended September 30, 2023 representing all of our estimated recurring operating expenses (except fees and expenses reported in other items of this table) that are deducted from our operating income and reflected as expenses in our Statement of Operations. The estimate of our overhead expenses, including payments under an administration agreement with Prospect Administration, or the Administration Agreement is based on our projected allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations under the Administration Agreement. See “Business-Management Services-Administration Agreement” in the applicable prospectus.

(11)    If all 82,187,000 shares of combined 5.50% Preferred Stock and 6.50% Preferred Stock were converted into common stock and assuming all the Series A1, Series A3, and Series AA2 Preferred Stock pay a Holder Optional Conversion Fee of 9.00% and all the Series A2 Preferred Stock pay a Holder Optional Conversion Fee of 7.50% of the maximum public offering price disclosed within the applicable prospectus supplement and are converted at a conversion rate based on the 5-day VWAP of our common stock on September 30, 2023, which was $6.05, then management fees would be 3.26%, incentive fees payable under our Investment Advisory Agreement would be 1.77%, total advisory fees would be 5.03%, total interest expenses would be 3.80%, other expenses would be 0.35%, and total annual expenses would be 9.18% of net assets attributable to our common stock. The actual 5-day VWAP of our common stock on a conversion date may be more or less than $6.05, which may result in fees that are higher or lower than those described herein. These figures are based on the same assumptions described in the other notes to this fee table.

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

(13)     The indirect expenses associated with the Company’s investments in collateralized loan obligations are not included in the fee table presentation, but if such expenses were included in the fee table presentation then the Company’s total annual expenses would have been 14.77%, or 18.33% after dividends on Preferred Stock.
Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
3.3	Articles of Amendment(3)
3.4	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (4)
3.5	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (5)
3.6	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(6)
3.7	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (7)
3.8	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (8)
3.9	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(9)
3.10	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(10)
3.11	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(11)
3.12	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(12)
3.13	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(13)
3.14	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(14)
4.1	One Thousand Two Hundred Seventy-Fifth Supplemental Indenture dated as of July 7, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(15)
4.2	One Thousand Two Hundred Seventy-Sixth Supplemental Indenture dated as of July 7, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(15)
4.3	One Thousand Two Hundred Seventy-Seventh Supplemental Indenture dated as of July 7, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(15)
4.4	One Thousand Two Hundred Seventy-Eighth Supplemental Indenture dated as of July 7, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(15)
4.5	One Thousand Two Hundred Seventy-Ninth Supplemental Indenture dated as of July 13, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(16)
4.6	One Thousand Two Hundred Eightieth Supplemental Indenture dated as of July 13, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(16)
4.7	One Thousand Two Hundred Eighty-First Supplemental Indenture dated as of July 13, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(16)
4.8	One Thousand Two Hundred Eighty-Second Supplemental Indenture dated as of July 13, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(16)
4.9	One Thousand Two Hundred Eighty-Third Supplemental Indenture dated as of July 20, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(17)
4.10	One Thousand Two Hundred Eighty-Fourth Supplemental Indenture dated as of July 20, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(17)
4.11	One Thousand Two Hundred Eighty-Fifth Supplemental Indenture dated as of July 20, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(17)
4.12	One Thousand Two Hundred Eighty-Sixth Supplemental Indenture dated as of July 20, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(17)
4.13	One Thousand Two Hundred Eighty-Seventh Supplemental Indenture dated as of July 27, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(18)
4.14	One Thousand Two Hundred Eighty-Eighth Supplemental Indenture dated as of July 27, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(18)
4.15	One Thousand Two Hundred Eighty-Ninth Supplemental Indenture dated as of July 27, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(18)
4.16	One Thousand Two Hundred Ninetieth Supplemental Indenture dated as of July 27, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(18)
4.17	One Thousand Two Hundred Ninety-First Supplemental Indenture dated as of August 3, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(19)
4.18	One Thousand Two Hundred Ninety-Second Supplemental Indenture dated as of August 3, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(19)
4.19	One Thousand Two Hundred Ninety-Third Supplemental Indenture dated as of August 3, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(19)
4.2	One Thousand Two Hundred Ninety-Fourth Supplemental Indenture dated as of August 3, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(19)
4.21	One Thousand Two Hundred Ninety-Fifth Supplemental Indenture dated as of August 10, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(20)

Exhibit No.
4.22	One Thousand Two Hundred Ninety-Sixth Supplemental Indenture dated as of August 10, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(20)
4.23	One Thousand Two Hundred Ninety-Seventh Supplemental Indenture dated as of August 10, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(20)
4.24	One Thousand Two Hundred Ninety-Eighth Supplemental Indenture dated as of August 10, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(20)
4.25	One Thousand Two Hundred Ninety-Ninth Supplemental Indenture dated as of August 17, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(21)
4.26	One Thousand Three Hundredth Supplemental Indenture dated as of August 17, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(21)
4.27	One Thousand Three Hundred First Supplemental Indenture dated as of August 17, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(21)
4.28	One Thousand Three Hundred Second Supplemental Indenture dated as of August 17, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(21)
4.29	One Thousand Three Hundred Third Supplemental Indenture dated as of August 24, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(22)
4.30	One Thousand Three Hundred Fourth Supplemental Indenture dated as of August 24, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(22)
4.31	One Thousand Three Hundred Fifth Supplemental Indenture dated as of August 24, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(22)
4.32	One Thousand Three Hundred Sixth Supplemental Indenture dated as of August 24, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(22)
4.33	One Thousand Three Hundred Seventh Supplemental Indenture dated as of September 21, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(23)
4.34	One Thousand Three Hundred Eighth Supplemental Indenture dated as of September 21, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(23)
4.35	One Thousand Three Hundred Ninth Supplemental Indenture dated as of September 21, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(23)
4.36	One Thousand Three Hundred Tenth Supplemental Indenture dated as of September 21, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(23)
4.37	One Thousand Three Hundred Eleventh Supplemental Indenture dated as of September 28, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(24)
4.38	One Thousand Three Hundred Twelfth Supplemental Indenture dated as of September 28, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(24)
4.39	One Thousand Three Hundred Thirteenth Supplemental Indenture dated as of September 28, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(24)
4.40	One Thousand Three Hundred Fourteenth Supplemental Indenture dated as of September 28, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(24)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.

(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on August 4, 2020.
(4)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on August 4, 2020.
(5)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on November 4, 2020.
(6)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on November 4, 2020.
(7)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 26, 2021.
(8)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 19, 2021.
(9)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 19, 2021.
(10)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(11)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 9, 2022.
(12)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(13)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(14)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on February 13, 2023.
(15)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on July 7, 2023.
(16)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on July 13, 2023.
(17)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on July 20, 2023.
(18)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on July 27, 2023.
(19)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on August 3, 2023.
(20)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on August 10, 2023.
(21)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on August 17, 2023.
(22)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on August 24, 2023.
(23)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on September 21, 2023.
(24)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on September 28, 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT CAPITAL CORPORATION

November 8, 2023	By:	/s/ JOHN F. BARRY III
Date		John F. Barry III
Chairman of the Board and Chief Executive Officer

November 8, 2023	By:	/s/ KRISTIN L. VAN DASK
Date		Kristin L. Van Dask
Chief Financial Officer