Form 10-Q
period 2023-12-31
PROSPECT CAPITAL CORP
filed 2024-02-08
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
As of February 7, 2024, there were 413,987,510 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
	Forward-Looking Statements	3
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of December 31, 2023 (unaudited) and June 30, 2023	4
	Consolidated Statements of Operations for the three and six months ended December 31, 2023 and December 31, 2022 (unaudited)	5
	Consolidated Statements of Changes in Net Assets and Temporary Equity for the three and six months ended December 31, 2023 and December 31, 2022 (unaudited)	6
	Consolidated Statements of Cash Flows for the six months ended December 31, 2023 and December 31, 2022 (unaudited)	8
	Consolidated Schedules of Investments as of December 31, 2023 (unaudited) and June 30, 2023	9
	Notes to Consolidated Financial Statements (unaudited)	47
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	111
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	143
Item 4.	Controls and Procedures	145
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	146
Item 1A.	Risk Factors	146
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	148
Item 3.	Defaults Upon Senior Securities	149
Item 4.	Mine Safety Disclosures	149
Item 5.	Other Information	150
Item 6.	Exhibits	155
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

PART I
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	December 31, 2023	June 30, 2023

	(Unaudited)	(Audited)
Assets
Investments at fair value:
Control investments (amortized cost of $3,115,009 and $2,988,496, respectively)	$3,580,975	$3,571,697
Affiliate investments (amortized cost of $10,162 and $8,855, respectively)	14,292	10,397
Non-control/non-affiliate investments (amortized cost of $4,508,452 and $4,803,245, respectively)	4,036,579	4,142,837
Total investments at fair value (amortized cost of $7,633,623 and $7,800,596, respectively)(Note 3)	7,631,846	7,724,931
Cash and cash equivalents (restricted cash of $4,320 and $5,074, respectively)	97,289	95,646
Receivables for:
Interest, net	32,594	22,701
Other	4,597	1,051
Deferred financing costs on Revolving Credit Facility (Note 4)	13,957	15,569
Due from broker	142	617
Prepaid expenses	771	1,149
Due from Affiliate (Note 13)	18	2
Total Assets	7,781,214	7,861,666
Liabilities
Revolving Credit Facility (Notes 4 and 8)	864,049	1,014,703
Public Notes (less unamortized discount and debt issuance costs of $14,744 and $17,103, respectively) (Notes 6 and 8)	1,066,496	1,064,137
Prospect Capital InterNotes® (less unamortized debt issuance costs of $6,900 and $6,688, respectively) (Notes 7 and 8)	384,107	351,417
Convertible Notes (less unamortized debt issuance costs of $1,119 and $1,577, respectively) (Notes 5 and 8)	155,049	154,591
Due to Prospect Capital Management (Note 13)	57,413	61,651
Dividends payable	32,233	31,033
Interest payable	22,779	22,684
Accrued expenses	3,873	4,926
Due to Prospect Administration (Note 13)	10,233	4,066
Due to broker	—	94
Due to Affiliate (Note 13)	—	161
Other liabilities	592	1,524
Total Liabilities	2,596,824	2,710,987
Commitments and Contingencies (Note 3 and Note 15)
Preferred Stock, par value $0.001 per share (647,900,000 and 447,900,000 shares of preferred stock authorized, with 80,000,000 and 72,000,000 as Series A1, 80,000,000 and 72,000,000 as Series M1, 80,000,000 and 72,000,000 as Series M2, 20,000,000 and 20,000,000 as Series AA1, 20,000,000 and 20,000,000 as Series MM1, 1,000,000 and 1,000,000 as Series A2, 6,900,000 and 6,900,000 as Series A, 80,000,000 and 72,000,000 as Series A3, 80,000,000 and 72,000,000 as Series M3, 80,000,000 and 0 as Series A4, 80,000,000 and 0 as Series M4, 20,000,000 and 20,000,000 as Series AA2, and 20,000,000 and 20,000,000 as Series MM2, each as of December 31, 2023 and June 30, 2023; 30,577,526 and 30,965,138 Series A1 shares issued and outstanding, 2,570,651 and 3,681,591 Series M1 shares issued and outstanding, 0 and 0 Series M2 shares issued and outstanding, 0 and 0 Series AA1 shares issued and outstanding, 0 and 0 Series MM1 shares issued and outstanding, 164,000 and 164,000 Series A2 shares issued and outstanding, 5,251,157 and 5,962,654 Series A shares issued and outstanding, 23,799,016 and 18,829,837 Series A3 shares issued and outstanding, 3,582,404 and 2,498,788 Series M3 shares issued and outstanding, 0 and 0 Series M4 shares issued and outstanding, 0 and 0 Series A4 issued and outstanding, 0 and 0 Series AA2 shares issued and outstanding, and 0 and 0 Series MM2 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively) at carrying value plus cumulative accrued and unpaid dividends (Note 9)
	1,500,741	1,418,014
Net Assets Applicable to Common Shares	$3,683,649	$3,732,665
Components of Net Assets Applicable to Common Shares and Net Assets, respectively
Common stock, par value $0.001 per share (1,352,100,000 and 1,552,100,000 common shares authorized; 412,794,121 and 404,033,549 issued and outstanding, respectively) (Note 9)	413	404
Paid-in capital in excess of par (Note 9 and 12)	4,179,293	4,123,586
Total distributable (loss) (Note 12)	(496,057)	(391,325)
Net Assets Applicable to Common Shares	$3,683,649	$3,732,665
Net Asset Value Per Common Share (Note 16)	$8.92	$9.24

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Investment Income
Interest income:
Control investments	$68,524	$60,820	$141,767	$123,083
Affiliate investments	—	7,573	—	15,034
Non-control/non-affiliate investments	117,225	96,436	229,742	178,134
Structured credit securities	8,882	26,047	25,569	48,943
Total interest income	194,631	190,876	397,078	365,194
Dividend income:
Control investments	—	1,170	227	2,357
Affiliate investments	—	—	1,307	1,374
Non-control/non-affiliate investments	1,340	1,047	2,865	1,387
Total dividend income	1,340	2,217	4,399	5,118
Other income:
Control investments	11,616	15,030	41,361	35,695
Affiliate investments	—	—	—	133
Non-control/non-affiliate investments	3,355	4,793	4,349	9,450
Total other income (Note 10)	14,971	19,823	45,710	45,278
Total Investment Income	210,942	212,916	447,187	415,590
Operating Expenses
Base management fee (Note 13)	39,087	38,882	78,376	77,196
Income incentive fee (Note 13)	18,325	22,505	43,942	44,131
Interest and credit facility expenses	40,044	37,783	80,637	71,653
Allocation of overhead from Prospect Administration (Note 13)	12,252	3,618	14,365	6,717
Audit, compliance and tax related fees	479	236	1,496	2,537
Directors’ fees	131	131	266	262
Other general and administrative expenses	3,697	3,057	5,566	7,124
Total Operating Expenses	114,015	106,212	224,648	209,620
Net Investment Income	96,927	106,704	222,539	205,970
Net Realized and Net Change in Unrealized Gains (Losses) from Investments
Net realized gains (losses)
Control investments	—	(619)	(147)	(1,712)
Affiliate investments	—	16,143	—	16,143
Non-control/non-affiliate investments	123	774	(207,219)	(21,310)
Net realized gains (losses)	123	16,298	(207,366)	(6,879)
Net change in unrealized (losses) gains
Control investments	(99,441)	(21,458)	(117,235)	(68,747)
Affiliate investments	1,751	(18,248)	2,588	(89,034)
Non-control/non-affiliate investments	(27,051)	(10,967)	188,535	(61,392)
Net change in unrealized (losses) gains	(124,741)	(50,673)	73,888	(219,173)
Net Realized and Net Change in Unrealized (Losses) Gains from Investments	(124,618)	(34,375)	(133,478)	(226,052)
Net realized losses on extinguishment of debt	(53)	(52)	(144)	(80)
Net Increase (Decrease) in Net Assets Resulting from Operations	(27,744)	72,277	88,917	(20,162)
Preferred Stock dividends	(24,070)	(16,654)	(47,221)	(29,414)
Net gain on redemptions of preferred stock	378	—	879	—
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stockholders	$(51,436)	$55,623	$42,575	$(49,576)
Basic and diluted earnings (loss) per common share (Note 11)
Basic	$(0.13)	$0.14	$0.10	$(0.13)
Diluted	$(0.13)	$0.13	$0.10	$(0.13)
Weighted-average shares of common stock outstanding (Note 11)
Basic	410,942,812	397,685,022	408,646,716	396,011,231
Diluted	410,942,812	547,368,400	408,646,716	396,011,231
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS AND TEMPORARY EQUITY
(in thousands, except share and per share data)
(Unaudited)

	Preferred Stock Classified as Temporary Equity		Common Stock
Three Months Ended December 31, 2023	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributable earnings (loss)(1)	Total Net Assets
Balance as of September 30, 2023(1)	64,493,725	$1,470,247	408,618,704	$409	$4,151,023	$(370,566)	$3,780,866
Net Increase (Decrease) in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						96,927	96,927
Net realized gains						448	448
Net change in unrealized losses						(124,741)	(124,741)
Distributions to Shareholders
Distributions from earnings (Note 16)						(98,125)	(98,125)
Capital Transactions
Issuance of preferred stock	2,659,962	59,302
Repurchase of Preferred Stock	(649,188)	(15,652)
Shares issued through reinvestment of dividends	35,917	853	1,681,433	2	9,408		9,410
Conversion of preferred stock to common stock	(595,663)	(13,899)	2,493,984	2	18,862		18,864
Net decrease in preferred dividend accrual		(110)					—
Tax reclassifications of net assets (Note 12)							—
Total increase (decrease) for the three months ended December 31, 2023	1,451,028	30,494	4,175,417	4	28,270	(125,491)	(97,217)
Balance as of December 31, 2023	65,944,753	$1,500,741	412,794,121	$413	$4,179,293	$(496,057)	$3,683,649

	Preferred Stock Classified as Temporary Equity		Common Stock
Three Months Ended December 31, 2022	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributable earnings (loss)(1)	Total Net Assets
Balance as of September 30, 2022(1)	40,864,292	$943,258	396,179,053	$396	4,071,937	(107,911)	3,964,422
Net Increase in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						106,704	106,704
Net realized gains						16,246	16,246
Net change in unrealized losses						(50,673)	(50,673)
Distributions to Shareholders(1)
Distributions from earnings (Note 16)						(88,324)	(88,324)
Capital Transactions
Issuance of Preferred Stock	11,903,522	266,528
Shares issued through reinvestment of dividends	11,400	285	2,304,548	2	15,444		15,446
Conversion of preferred stock to common stock	(110,209)	(2,570)	368,877	1	2,569		2,570
Net increase in preferred dividend accrual		52
Total increase for the three months ended December 31, 2022	11,804,713	264,295	2,673,425	3	18,013	(16,047)	1,969
Balance as of December 31, 2022	52,669,005	$1,207,553	398,852,478	$399	$4,089,950	$(123,958)	$3,966,391
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS AND TEMPORARY EQUITY
(in thousands, except share and per share data)
(Unaudited)

	Preferred Stock Classified as Temporary Equity		Common Stock
Six Months Ended December 31, 2023	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributable earnings (loss)(1)	Total Net Assets
Balance as of June 30, 2023	62,102,009	$1,418,014	404,033,549	$404	$4,123,586	$(391,325)	$3,732,665
Net Increase (Decrease) in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						222,539	222,539
Net realized losses					—	(206,631)	(206,631)
Net change in unrealized gains						73,888	73,888
Distributions to Shareholders
Distributions from earnings (Note 16)						(194,528)	(194,528)
Return of capital to common stockholders (Note 12)							—
Capital Transactions
Issuance of preferred stock	5,858,047	130,644
Repurchase of Preferred Stock	(711,497)	(17,155)					—
Shares issued through reinvestment of dividends	65,330	1,562	3,219,691	4	18,570		18,574
Conversion of preferred stock to common stock	(1,369,136)	(32,177)	5,540,881	5	37,137		37,142
Net (decrease) in preferred dividend accrual		(147)
Total increase (decrease) for the six months ended December 31, 2023	3,842,744	82,727	8,760,572	9	55,707	(104,732)	(49,016)
Balance as of December 31, 2023	65,944,753	$1,500,741	412,794,121	$413	$4,179,293	$(496,057)	$3,683,649

	Preferred Stock Classified as Temporary Equity		Common Stock
Six Months Ended December 31, 2022	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributable earnings (loss)(1)	Total Net Assets
Balance as of June 30, 2022	29,607,882	$692,076	393,164,437	$393	$4,050,370	$68,360	$4,119,123
Net Increase in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						205,970	205,970
Net realized losses						(6,959)	(6,959)
Net change in unrealized losses						(219,173)	(219,173)
Distributions to Shareholders(1)
Distributions from earnings(Note 16)						(172,156)	(172,156)
Capital Transactions
Issuance of Preferred Stock	23,425,181	523,800					—
Shares issued through reinvestment of dividends	20,795	519	4,459,506	4	30,685		30,689
Conversion of preferred stock to common stock	(384,853)	(8,894)	1,228,235	2	8,892		8,894
Net increase in preferred dividend accrual		52
Conversion of convertible notes to common stock			300		3		3
Total increase (decrease) for the six months ended December 31, 2022	23,061,123	515,477	5,688,041	6	39,580	(192,318)	(152,732)
Balance as of December 31, 2022	52,669,005	$1,207,553	398,852,478	$399	$4,089,950	$(123,958)	$3,966,391
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Six Months Ended December 31,
	2023	2022
Operating Activities
Net increase (decrease) in net assets resulting from operations	$88,917	$(20,162)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized losses on extinguishment of debt	144	80
Net realized losses on investments	207,366	6,879
Net change in unrealized (gains) losses on investments	(73,888)	219,173
Amortization of discounts (accretion of premiums), net	(2,713)	(2,877)
Accretion of original issue discount	1,439	3,482
Amortization of deferred financing costs	3,720	1,539
Payment-in-kind interest	(62,358)	(51,026)
Structuring fees	(2,355)	(8,705)
Change in operating assets and liabilities:
Payments for purchases of investments	(238,088)	(552,780)
Proceeds from sale of investments and collection of investment principal	224,909	220,316
Net Reductions to Subordinated Structured Notes and related investment cost	40,212	1,194
Decrease in due from broker	475	—
(Increase) in interest receivable, net	(9,893)	(20,784)
(Increase) in other receivables	(3,546)	(229)
Decrease in prepaid expenses	378	665
(Increase) in due from affiliate	(16)	—
(Decrease) in due to broker	(94)	—
(Decrease) increase in due to Prospect Capital Management	(4,238)	3,293
(Decrease) increase in accrued expenses	(1,053)	2,101
Increase (decrease) in interest payable	95	(283)
(Decrease) in due to affiliates	(161)	—
Increase in due to Prospect Administration	6,167	1,484
(Decrease) in other liabilities	(932)	(782)
Net Cash (Used in) Provided by Operating Activities	174,487	(197,422)
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	501,300	628,400
Principal payments under Revolving Credit Facility (Note 4)	(651,954)	(713,559)
Redemptions of Public Notes (Note 6)	—	(2,103)
Redemptions of Convertible Notes (Note 5)	—	(60,501)
Issuances of Prospect Capital InterNotes® (Note 7)	38,592	5,476
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(5,690)	(2,995)
Financing costs paid and deferred	(1,088)	(5,858)
Repurchase of Preferred Stock	(11,301)	—
Proceeds from issuance of preferred stock, net of underwriting costs	133,281	531,664
Offering costs from issuance of preferred stock	(2,637)	(7,864)
Dividends paid and distributions to stockholders	(173,347)	(140,516)
Net Cash Provided by (Used in) Financing Activities	(172,844)	232,144
Net Increase in Cash, Cash Equivalents and Restricted Cash	1,643	34,722
Cash, Cash Equivalents and Restricted Cash at beginning of period	95,646	35,364
Cash, Cash Equivalents and Restricted Cash at End of Period	$97,289	$70,086
Supplemental Disclosures
Cash paid for interest	$75,383	$66,915
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$20,136	$31,208
Conversion of preferred stock to common stock	$32,177	$6,324
Conversion of Convertible Notes to common stock	$—	$3,000
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2023 (Unaudited)
(in thousands, except share data)

							December 31, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(40)

CP Energy Services Inc. (20)	Energy Equipment & Services	First Lien Term Loan	10/1/2017	14.66% (3M SOFR+ 9.00%)	1.00	4/4/2027	$55,151	$55,151	$47,353	1.3%	(10)(39)
		First Lien Term Loan	4/5/2022	14.66% (3M SOFR+ 9.00%)	1.00	4/4/2027	7,085	7,085	6,083	0.2%	(10)(39)
		First Lien Term Loan	1/6/2023	14.66% (3M SOFR + 9.00%)	1.00	4/4/2027	14,033	14,033	12,049	0.3%	(10)(39)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	13.61% PIK (1M SOFR+ 8.00%)	1.00	12/31/2025	34,576	34,576	29,759	0.8%	(10)(39)
		Series A Preferred Units to Spartan Energy Holdings, Inc. (10,000 shares)	9/25/2020	15.00%	—	N/A	—	26,193	—	—%	(16)
		Series B Convertible Preferred Stock (790 shares)	10/30/2015	16.00%	—	N/A	—	63,225	—	—%	(16)
		Common Stock (102,924 shares)	8/2/2013		—	N/A	—	86,240	—	—%	(16)
								286,503	95,244	2.6%
Credit Central Loan Company, LLC (21)	Consumer Finance	First Lien Term Loan	12/28/2012	5.00% plus 5.00% PIK	—	6/30/2025	80,462	79,876	76,783	2.0%	(14)(39)
		Class A Units (14,867,312 units)	12/28/2012		—	N/A	—	19,331	—	—%	(14)(16)
		Preferred Class P Shares (11,520,481 units)	7/1/2022	12.75%	—	N/A	—	11,520	—	—%	(14)(16)
		Net Revenues Interest (25% of Net Revenues)	1/28/2015		—	N/A	—	—	—	—%	(14)(16)
								110,727	76,783	2.0%
Echelon Transportation, LLC	Aerospace & Defense	First Lien Term Loan	3/31/2014	6.00%	—	12/7/2026	54,739	54,739	54,739	1.5%	(39)
		Membership Interest (100%)	3/31/2014		—	N/A	—	22,738	—	—%	(16)
		Preferred Units (32,842,586 shares)	1/31/2022		—	N/A	—	32,843	9,903	0.3%	(16)
								110,320	64,642	1.8%
First Tower Finance Company LLC (23)	Consumer Finance	First Lien Term Loan to First Tower, LLC	6/24/2014	10.00% plus 5.00% PIK	—	2/18/2025	412,702	412,702	412,702	11.1%	(14)(39)
		Class A Units (95,709,910 units)	6/14/2012		—	N/A	—	31,146	190,927	5.2%	(14)(16)
								443,848	603,629	16.3%
Freedom Marine Solutions, LLC (24)	Energy Equipment & Services	Membership Interest (100%)	11/9/2006		—	N/A	—	46,142	12,485	0.3%	(16)
								46,142	12,485	0.3%
InterDent, Inc.	Health Care Providers & Services	First Lien Term Loan A/B	8/1/2018	20.13% (1M SOFR+ 14.65%)	2.00	9/5/2025	14,249	14,249	14,249	0.4%	(3) (10)
		First Lien Term Loan A	8/3/2012	10.98% (1M SOFR+ 5.50%)	1.00	9/5/2025	95,823	95,823	95,823	2.6%	(3) (10)
		First Lien Term Loan B	8/3/2012	12.00% PIK		9/5/2025	194,384	194,384	194,384	5.2%	(39)
		Common Stock (99,900 shares)	5/3/2019		—	N/A	—	45,118	152,787	4.1%	(16)
								349,574	457,243	12.3%
Kickapoo Ranch Pet Resort	Diversified Consumer Services	Membership Interest (100%)	8/26/2019		—	N/A	—	2,378	3,242	0.1%
								2,378	3,242	0.1%
MITY, Inc. (25)	Commercial Services & Supplies	First Lien Term Loan A	9/19/2013	12.61% (3M SOFR+ 7.00%)	3.00	4/30/2025	32,074	32,074	32,074	0.9%	(3) (10)(39)
		First Lien Term Loan B	6/23/2014	12.61% (3M SOFR+ 7.00%) plus 10.00% PIK	3.00	4/30/2025	18,274	18,274	18,274	0.5%	(10)(39)
		Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%	—	1/1/2028	5,435	7,200	7,200	0.2%	(14)
		Common Stock (42,053 shares)	9/19/2013		—	N/A	—	27,349	24,270	0.7%	(16)
								84,897	81,818	2.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2023 (Continued)(Unaudited)
(in thousands, except share data)

							December 31, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(40)

National Property REIT Corp. (26)	Equity Real Estate Investment Trusts (REITs) / Online Lending / Structured Finance	First Lien Term Loan A	12/31/2018	4.25% (3M SOFR+ 0.25%) plus 2.00% PIK	3.75	3/31/2026	$589,538	$589,538	$589,538	16.0%	(10)(39)
		First Lien Term Loan B	12/31/2018	7.61% (3M SOFR+ 2.00%)	3.00	3/31/2026	20,630	20,630	20,630	0.6%	(10)(39)
		First Lien Term Loan C	10/31/2019	15.61%(3M SOFR+ 10.00%%) plus 2.25% PIK	1.00	3/31/2026	210,000	210,000	210,000	5.7%	(10)(39)
		First Lien Term Loan D	6/19/2020	4.25% (3M SOFR+ 0.25%) plus 2.00% PIK	3.75	3/31/2026	183,425	183,425	183,425	5.0%	(10)(39)
		First Lien Term Loan E	11/14/2022	7.00% (3M SOFR + 1.50%) plus 7.00% PIK	5.50	3/31/2026	14,107	14,107	14,107	0.4%	(10)(39)
		Residual Profit Interest	12/31/2018		—	N/A	—	—	44,308	1.2%	(35)
		Common Stock (3,374,914 shares)	12/31/2013		—	N/A	—	20,030	526,529	14.2%	(16)(45)
								1,037,730	1,588,537	43.1%
Nationwide Loan Company LLC (27)	Consumer Finance	First Lien Term Loan	6/18/2014	10.00% plus 10.00% PIK	—	6/18/2024	24,585	24,585	24,585	0.7%	(14)(39)
		Class A Units (38,550,460 units)	1/31/2013		—	N/A	—	20,847	19,419	0.5%	(14)(16)
								45,432	44,004	1.2%
NMMB, Inc. (28)	Media	First Lien Term Loan	12/30/2019	14.11% (3M SOFR+ 8.50%)	2.00	3/31/2027	29,723	29,723	29,723	0.8%	(3) (10)
		Common Stock (21,418 shares)	12/30/2019		—	N/A	—	—	59,510	1.6%
								29,723	89,233	2.4%
Pacific World Corporation (36)	Personal Products	First Lien Revolving Line of Credit - $26,000 Commitment	9/26/2014	12.87% PIK (1M SOFR+ 7.25%)	1.00	9/26/2025	32,483	32,483	32,483	0.9%	(10)(15)(39)
		First Lien Term Loan A	12/31/2014	10.87% PIK (1M SOFR+ 5.25%)	1.00	9/26/2025	61,837	61,837	35,625	1.0%	(10)(39)
		Convertible Preferred Equity (356,244 shares)	6/15/2018	6.50% PIK	—	N/A	—	189,295	—	—%	(16)
		Common Stock (6,778,414 shares)	9/29/2017		—	N/A	—	—	—	—%	(16)
								283,615	68,108	1.9%
R-V Industries, Inc.	Machinery	First Lien Term Loan	12/15/2020	14.61% (3M SOFR+ 9.00%)	1.00	12/15/2028	37,322	37,322	37,322	1.0%	(3) (10)
		Common Stock (745,107 shares)	6/26/2007		—	N/A	—	6,867	65,009	1.8%	(16)
								44,189	102,331	2.8%
Universal Turbine Parts, LLC (34)	Trading Companies & Distributors	First Lien Delayed Draw Term Loan - $6,965 Commitment	2/28/2019	13.36% (3M SOFR+ 7.75%)	1.00	10/5/2026	5,588	5,588	5,588	0.2%	(10)(15)
		First Lien Term Loan A	7/22/2016	11.36% (3M SOFR+ 5.75%)	1.00	10/5/2026	29,575	29,575	29,575	0.8%	(3) (10)
		Preferred Units (66,718,552 units)	3/31/2021		—	N/A	—	32,500	24,874	0.7%	(16)
		Common Stock (10,000 units)	12/10/2018		—	N/A	—	—	—	—%	(16)
								67,663	60,037	1.7%
USES Corp. (30)	Commercial Services & Supplies	First Lien Term Loan	12/30/2020	14.61% (1M SOFR + 9.00%)	1.00	7/29/2024	2,000	2,000	2,000	0.1%	(10)
		First Lien Equipment Term Loan	8/3/2022	14.61% (1M SOFR + 9.00%)	1.00	7/29/2024	11,350	11,350	11,350	0.3%	(10)(39)
		First Lien Term Loan A	3/31/2014	9.00% PIK	—	7/29/2024	68,674	30,651	7,745	0.2%	(9)
		First Lien Term Loan B	3/31/2014	15.50% PIK	—	7/29/2024	113,044	35,568	—	—%	(9)
		Common Stock (268,962 shares)	6/15/2016		—	N/A	—	—	—	—%	(16)
								79,569	21,095	0.6%
Valley Electric Company, Inc. (31)	Construction & Engineering	First Lien Term Loan to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	10.66% (3M SOFR+ 5.00%) plus 2.50% PIK	3.00	12/31/2024	10,452	10,452	10,452	0.3%	(3) (10)(39)
		First Lien Term Loan	6/24/2014	8.00% plus 10.00% PIK	—	4/30/2028	36,768	36,768	36,768	1.0%	(3) (39)
		First Lien Term Loan B	3/28/2022	4.50% plus 8.00% PIK	—	4/30/2028	33,426	33,426	33,426	0.9%	(3) (39)
		Consolidated Revenue Interest (2.00%)	6/22/2018		—	N/A	—	—	436	—%	(12)
		Common Stock (50,000 shares)	12/31/2012		—	N/A	—	12,053	131,462	3.6%	-16
								92,699	212,544	5.8%
Total Control Investments								$3,115,009	$3,580,975	97.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2023 (Continued)(Unaudited)
(in thousands, except share data)

							December 31, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Affiliate Investments (5.00% to 24.99% voting control)(41)

Nixon, Inc. (32)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)	5/12/2017		—	N/A	$—	$—	$—	—%	(16)
								—	—	—%
RGIS Services, LLC	Commercial Services & Supplies	Membership Interest (5.27%)	6/25/2020		—	N/A	—	10,162	14,292	0.4%
								10,162	14,292	0.4%
Total Affiliate Investments								$10,162	$14,292	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2023 (Continued)(Unaudited)
(in thousands, except share data)

							December 31, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan	9/21/2018	13.23% (1M SOFR+ 7.75%)	—	10/1/2026	$32,133	$32,025	$30,747	0.8%	(8)(10)
								32,025	30,747	0.8%
Apidos CLO XI	Structured Finance	Subordinated Structured Note	12/6/2012	Residual Interest, current yield 10.81%	—	4/17/2034	67,783	39,233	31,142	0.8%	(5) (14)
								39,233	31,142	0.8%
Apidos CLO XII	Structured Finance	Subordinated Structured Note	3/15/2013	Residual Interest, current yield 5.82%	—	4/15/2031	52,203	31,465	25,949	0.7%	(5) (14)
								31,465	25,949	0.7%
Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	Residual Interest, current yield 2.46%	—	4/21/2031	48,515	32,451	25,838	0.7%	(5) (14)
								32,451	25,838	0.7%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	Residual Interest, current yield 6.13%	—	4/21/2031	35,855	28,403	23,755	0.6%	(5) (14)
								28,403	23,755	0.6%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	First Lien Revolving Line of Credit - $2,000 Commitment	2/21/2013	14.40% (3M SOFR+ 8.75%)	2.00	5/15/2024	2,000	2,000	1,968	0.1%	(10)(15)
		First Lien Term Loan	2/21/2013	14.40% (3M SOFR+ 8.75%)	2.00	5/15/2024	60,592	60,592	59,626	1.6%	(3) (10)
								62,592	61,594	1.7%
Aventiv Technologies, LLC	Communications Equipment	First Lien Term Loan	8/2/2019	10.11% (6ML+ 4.50%)	1.00	11/1/2024	9,637	9,366	8,058	0.2%	(8)(10)
		Second Lien Term Loan	6/20/2017	13.86% (6ML+ 8.25%)	1.00	11/1/2025	51,642	51,595	35,970	1.0%	(8)(10)
								60,961	44,028	1.2%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	Residual Interest, current yield 0.00%	—	7/20/2029	82,809	30,287	9,685	0.3%	(5) (14)(17)
								30,287	9,685	0.3%
Barracuda Parent, LLC	IT Services	Second Lien Term Loan	8/15/2022	12.38% (3M SOFR+ 7.00%)	0.50	8/15/2030	20,000	19,506	19,742	0.5%	(8)(10)
								19,506	19,742	0.5%
BCPE North Star US Holdco 2, Inc.	Food Products	Second Lien Delayed Draw Term Loan - $5,185 Commitment	6/7/2021	12.72% (1M SOFR+ 7.25%)	0.75	6/11/2029	5,185	5,143	4,829	0.1%	(8)(10)(15)
		Second Lien Term Loan	6/7/2021	12.72% (1M SOFR+ 7.25%)	0.75	6/11/2029	94,815	94,262	88,298	2.4%	(8)(10)
								99,405	93,127	2.5%
BCPE Osprey Buyer, Inc.	Health Care Technology	First Lien Revolving Line of Credit - $4,239 Commitment	10/18/2021	11.22% (1M SOFR+ 5.75%)	0.75	8/21/2026	659	659	659	—%	(8)(10)(15)
		First Lien Revolving Line of Credit - $4,239 Commitment	10/18/2021	11.22% (1M SOFR + 5.75%)	0.75	8/21/2026	660	660	660	—%	(8)(10)(15)
		First Lien Term Loan	10/18/2021	11.39% (3M SOFR+ 5.75%)	0.75	8/23/2028	63,700	63,700	63,700	1.7%	(3)(8)(10)
		First Lien Delayed Draw Term Loan - $4,691 Commitment	10/18/2021	11.39% (3M SOFR+ 5.75%)	0.75	8/23/2028	4,691	4,641	4,691	0.1%	(8)(10)(15)
								69,660	69,710	1.8%
Belnick, LLC (d/b/a The Ubique Group)	Household Durables	First Lien Term Loan	1/20/2022	13.11% (3M SOFR+ 7.50%)	4.00	1/20/2027	87,938	87,938	87,938	2.4%	(3) (10)
								87,938	87,938	2.4%
Boostability Parent, Inc.	IT Services	First Lien Term Loan	1/31/2022	13.66% (3M SOFR + 8.00%)	4.00	1/31/2027	43,271	43,271	43,271	1.2%	(3) (10)
								43,271	43,271	1.2%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	First Lien Term Loan	12/4/2017	11.61% (3M SOFR+ 6.00%)	1.00	12/4/2025	156,464	156,464	156,464	4.2%	(3) (10)
								156,464	156,464	4.2%
Burgess Point Purchaser Corporation	Automobile Components	Second Lien Term Loan	7/25/2022	14.46% (1M SOFR+ 9.00%)	0.75	7/25/2030	30,000	30,000	29,852	0.8%	(3)(8)(10)
								30,000	29,852	0.8%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2023 (Continued)(Unaudited)
(in thousands, except share data)

							December 31, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note	4/19/2012	Residual Interest, current yield 5.77%	—	7/16/2032	$58,915	$40,847	$28,476	0.8%	(5) (14)
								40,847	28,476	0.8%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan	11/12/2020	14.21% (1M SOFR+ 8.75%)	1.00	11/13/2028	8,500	8,306	8,500	0.2%	(3)(8)(10)
								8,306	8,500	0.2%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 0.00%	—	4/30/2031	24,870	13,434	9,558	0.3%	(5) (14)(17)
								13,434	9,558	0.3%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note	4/7/2017	Residual Interest, current yield 3.59%	—	7/15/2030	25,534	16,719	13,664	0.4%	(5) (14)
								16,719	13,664	0.4%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	8/9/2016	Residual Interest, current yield 7.75%	—	7/20/2034	32,200	30,844	24,370	0.8%	(5) (14)
								30,844	24,370	0.8%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield 0.00%	—	7/29/2030	49,552	31,522	6,035	0.2%	(5) (14)(17)
								31,522	6,035	0.2%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note	8/2/2013	Residual Interest, current yield 1.74%	—	4/24/2031	44,100	25,570	19,666	0.5%	(5) (14)
								25,570	19,666	0.5%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note	10/22/2013	Residual Interest, current yield 7.48%	—	4/28/2031	45,500	30,406	26,816	0.7%	(5) (14)
								30,406	26,816	0.7%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note	8/5/2014	Residual Interest, current yield 11.08%	—	10/17/2030	50,143	35,993	27,312	0.7%	(5) (14)
								35,993	27,312	0.7%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note	12/9/2016	Residual Interest, current yield 13.75%	—	10/21/2031	34,000	32,453	29,192	0.8%	(5) (14)
								32,453	29,192	0.8%
Collections Acquisition Company, Inc.	Diversified Financial Services	First Lien Term Loan	12/3/2019	13.31% (3M SOFR+ 7.65%)	2.50	6/3/2024	36,348	36,348	36,348	1.0%	(3) (10)
								36,348	36,348	1.0%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note	12/18/2013	Residual Interest, current yield 11.04%	—	1/25/2035	48,978	31,900	26,688	0.7%	(5) (14)
								31,900	26,688	0.7%
CP IRIS Holdco I, Inc. (48)	Building Products	Second Lien Term Loan	10/1/2021	12.46% (1M SOFR+ 7.00%)	0.50	10/1/2029	35,000	35,000	33,870	0.9%	(3)(8)(10)
								35,000	33,870	0.9%
Credit.com Holdings, LLC (6)	Diversified Consumer Services	First Lien Term Loan A	9/28/2023	16.61% (3M SOFR + 11.00%)	1.50	9/28/2028	30,615	30,615	30,588	0.8%	(8)(10)
		First Lien Term Loan B	9/28/2023	17.61% (3M SOFR + 12.00%)	1.50	9/28/2028	52,187	52,187	52,187	1.4%	(8)(10)
		Class B of PGX TopCo II LLC (999 Non-Voting Units)	9/28/2023		—	N/A	—	—	10,958	0.3%	(16)
								82,802	93,733	2.5%
Curo Group Holdings Corp.	Consumer Finance	First Lien Term Loan	7/30/2021	7.50%	—	8/1/2028	47,000	47,022	18,055	0.5%	(8)(14)
								47,022	18,055	0.5%
DRI Holding Inc.	Commercial Services & Supplies	First Lien Term Loan	12/21/2021	10.71% (1M SOFR+ 5.25%)	0.50	12/21/2028	33,732	32,716	33,732	0.9%	(3)(8)(10)
		Second Lien Term Loan	12/21/2021	13.45% (3M SOFR+ 8.00%)	0.50	12/21/2029	145,000	145,000	144,642	3.9%	(3) (10)
								177,716	178,374	4.8%
DTI Holdco, Inc.	Professional Services	First Lien Term Loan	4/26/2022	10.13%(3M SOFR+ 4.75%)	0.75	4/26/2029	18,269	17,986	18,269	0.5%	(3)(8)(10)(47)
		Second Lien Term Loan	4/26/2022	13.13% (3M SOFR+ 7.75%)	0.75	4/26/2030	75,000	75,000	75,000	2.0%	(3)(8)(10)
								92,986	93,269	2.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2023 (Continued)(Unaudited)
(in thousands, except share data)

							December 31, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Dukes Root Control Inc.	Commercial Services & Supplies	First Lien Revolving Line of Credit - $4,464 Commitment	12/8/2022	12.06% (3M SOFR + 6.50%)	1.00	12/8/2028	$357	$358	$357	—%	(8)(10)(15)
		First Lien Revolving Line of Credit - $4,464 Commitment	12/8/2022	12.03% (3M SOFR + 6.50%)	1.00	12/8/2028	536	538	536	—%	(8)(10)(15)
		First Lien Revolving Line of Credit - $4,464 Commitment	12/8/2022	12.22% (6M SOFR + 6.50%)	1.00	12/8/2028	1,429	1,434	1,428	—%	(8)(10)(15)
		First Lien Delayed Draw Term Loan - $8,929 Commitment	12/8/2022	12.03% (3M SOFR + 6.50%)	1.00	12/8/2028	1,214	1,209	1,214	—%	(8)(10)(15)
		First Lien Delayed Draw Term Loan - $8,929 Commitment	12/8/2022	12.04% (3M SOFR + 6.50%)	1.00	12/8/2028	2,040	2,032	2,040	0.1%	(8)(10)(15)
		First Lien Term Loan	12/8/2022	12.14% (6M SOFR + 6.50%)	1.00	12/8/2028	36,241	36,310	36,241	1.0%	(3)(8)(10)
								41,881	41,816	1.1%
Easy Gardener Products, Inc.	Household Durables	Class A Units of EZG Holdings, LLC (200 units)	6/11/2020		—	N/A	—	313	—	—%	(16)
		Class B Units of EZG Holdings, LLC(12,525 units)	6/11/2020		—	N/A	—	1,688	—	—%	(16)
								2,001	—	—%
Engine Group, Inc. (7)	Media	First Lien Term Loan	11/17/2020	16.50% (PRIME+ 8.00%)	1.00	11/17/2023	2,443	2,251	252	—%	(8)(9)(10)
		Class B Common Units(1,039,554 units)	11/17/2020		—	N/A	—	26,991	—	—%	(8)(16)
								29,242	252	—%
Engineered Machinery Holdings, Inc.	Machinery	Incremental Amendment No. 2 Second Lien Term Loan	5/6/2021	12.11% (3M SOFR+ 6.50%)	0.75	5/21/2029	5,000	4,991	5,000	0.1%	(3)(8)(10)
		Incremental Amendment No. 3 Second Lien Term Loan	8/6/2021	11.61% (3M SOFR+ 6.00%)	0.75	5/21/2029	5,000	5,000	5,000	0.1%	(3)(8)(10)
								9,991	10,000	0.2%
Enseo Acquisition, Inc.	IT Services	First Lien Term Loan	6/2/2021	13.66% (3M SOFR+ 8.00%)	1.00	6/2/2026	53,391	53,391	52,995	1.4%	(3) (10)
								53,391	52,995	1.4%
Eze Castle Integration, Inc.	IT Services	First Lien Delayed Draw Term Loan - $1,786 Commitment	7/15/2020	14.78% (1M SOFR+ 9.25%) plus 0.75% PIK	1.50	7/15/2025	891	891	882	—%	(10)(15)(39)
		First Lien Delayed Draw Term Loan - $1,786 Commitment	7/15/2020	14.81% (1M SOFR + 9.25%) plus 0.75% PIK	1.50	7/15/2025	891	891	882	—%	(10)(15)(39)
		First Lien Term Loan	7/15/2020	14.80% (1M SOFR+ 9.25%) plus 0.75% PIK	1.50	7/15/2025	46,482	46,482	46,013	1.2%	(3) (10)(39)
								48,264	47,777	1.2%
Faraday Buyer, LLC	Electrical Equipment	First Lien Delayed Draw Term Loan - $5,833 Commitment	10/11/2022	12.33% (3M SOFR + 7.00%)	1.00	10/11/2028	—	—	—	—%	(8)(10)(15)
		First Lien Term Loan	10/11/2022	12.33% (3M SOFR + 7.00%)	1.00	10/11/2028	62,460	62,460	62,460	1.8%	(3)(8)(10)
								62,460	62,460	1.8%
First Brands Group	Automobile Components	First Lien Term Loan	3/24/2021	10.88% (6M SOFR+ 5.00%)	1.00	3/30/2027	22,198	22,162	22,198	0.6%	(3)(8)(10)(47)
		Second Lien Term Loan	3/24/2021	14.38% (6M SOFR+ 8.50%)	1.00	3/30/2028	37,000	36,763	37,000	1.0%	(3)(8)(10)
								58,925	59,198	1.6%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 0.00%	—	10/15/2030	50,525	30,588	23,062	0.6%	(5) (14)(17)
								30,588	23,062	0.6%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 3.65%	—	5/16/2031	24,575	15,174	12,178	0.3%	(5) (14)
								15,174	12,178	0.3%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 5.38%	—	7/15/2031	39,905	26,104	19,898	0.5%	(5) (14)
								26,104	19,898	0.5%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield 0.00%	—	4/28/2025	41,164	21,322	10	—%	(5) (14)(17)
								21,322	10	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2023 (Continued)(Unaudited)
(in thousands, except share data)

							December 31, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield 0.00%	—	10/18/2027	39,598	29,557	81	—%	(5) (14)(17)
								29,557	81	—%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 0.00%	—	7/18/2031	19,025	13,448	7,081	0.2%	(5) (14)(17)
								13,448	7,081	0.2%
Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	Software	Second Lien Term Loan	11/14/2019	12.35% (6M SOFR+ 6.75%)	0.75	11/19/2027	$52,500	$52,377	$50,873	1.4%	(3)(8)(10)
								52,377	50,873	1.4%
The Hiller Companies, LLC	Commercial Services & Supplies	First Lien Term Loan	10/11/2022	12.53% (3M SOFR + 7.00%)	1.00	9/15/2028	20,000	20,000	20,000	0.5%	(3)(8)(10)(49)
		First Lien Term Loan	10/11/2022	12.57% (3M SOFR + 7.00%)	1.00	9/15/2028	17,000	17,000	17,000	0.5%	(3)(8)(10)(49)
								37,000	37,000	1.0%
Interventional Management Services, LLC	Health Care Providers & Services	First Lien Revolving Line of Credit - $5,000 Commitment	2/22/2021	14.60% (3M SOFR+ 9.00%)	1.00	2/22/2025	5,000	5,000	4,973	0.1%	(10)(15)
		First Lien Term Loan	2/22/2021	14.60% (3M SOFR+ 9.00%)	1.00	2/20/2026	66,270	66,270	65,906	1.8%	(3) (10)
								71,270	70,879	1.9%
Japs-Olson Company, LLC (33)	Commercial Services & Supplies	First Lien Term Loan	5/25/2023	12.10% (3M SOFR + 6.75%)	2.00	5/25/2028	62,906	62,906	62,906	1.7%	(3) (10)
								62,906	62,906	1.7%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	6/26/2015	Residual Interest, current yield 0.62%	—	10/20/2031	23,594	16,867	13,241	0.5%	(5) (14)
								16,867	13,241	0.5%
Julie Lindsey, Inc.	Textiles, Apparel & Luxury Goods	First Lien Revolving Line of Credit - $2,000 Commitment	7/27/2023	11.35% (3M SOFR + 6.00%)	4.00	7/27/2027	—	—	—	—%	(10)(15)
		First Lien Term Loan	7/27/2023	11.35% (3M SOFR + 6.00%)	4.00	7/27/2028	19,800	19,800	19,800	0.5%	(3) (10)
								19,800	19,800	0.5%
K&N HoldCo, LLC	Automobile Components	Class A Common Units (84,553 units)	2/14/2023		—	N/A	—	25,697	1,934	0.1%	(8)(16)
								25,697	1,934	0.1%
KM2 Solutions LLC	IT Services	First Lien Term Loan	12/17/2020	15.15% (3M SOFR+ 9.60%)	3.00	12/17/2025	17,967	17,967	17,918	0.5%	(3) (10)
								17,967	17,918	0.5%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 0.00%	—	7/21/2031	49,934	22,139	13,359	0.4%	(5) (14)(17)
								22,139	13,359	0.4%
LGC US FINCO, LLC	Machinery	First Lien Term Loan	1/17/2020	11.98% (1M SOFR+ 6.50%)	1.00	12/20/2025	29,553	29,223	29,553	0.8%	(3)(8)(10)
								29,223	29,553	0.8%
Lucky US BuyerCo LLC	Professional Services	First Lien Revolving Line of Credit - $2,775 Commitment	4/3/2023	12.85% (1M SOFR + 7.50%)	1.00	4/1/2029	—	—	—	—%	(8)(10)(15)
		First Lien Term Loan	4/3/2023	12.85% (1M SOFR + 7.50%)	1.00	4/1/2029	21,565	21,565	21,243	0.6%	(3)(8)(10)
								21,565	21,243	0.6%
MAC Discount, LLC	Household Durables	First Lien Term Loan	5/11/2023	13.60% (3M SOFR + 8.00%)	1.50	5/11/2028	36,319	35,999	35,999	1.0%	(3) (10)
		Class A Senior Preferred Stock to MAC Discount Investments, LLC (1,500,000 shares)	5/11/2023	12.00%	—	5/11/2028	—	1,500	1,411	—%	(16)
								37,499	37,410	1.0%
Magnate Worldwide, LLC	Air Freight & Logistics	First Lien Delayed Draw Term Loan - $2,357 Commitment	3/11/2022	11.00% (3M SOFR+ 5.50%)	0.75	12/30/2028	1,208	1,186	1,208	—%	(8)(10)(15)
		First Lien Term Loan	3/11/2022	11.00% (3M SOFR+ 5.50%)	0.75	12/30/2028	30,186	30,186	30,186	0.8%	(3)(8)(10)
		Second Lien Term Loan	12/30/2021	14.00% (3M SOFR+ 8.50%)	0.75	12/30/2029	95,000	95,000	93,761	2.6%	(3) (10)
								126,372	125,155	3.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2023 (Continued)(Unaudited)
(in thousands, except share data)

							December 31, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Mamba Purchaser, Inc.	Health Care Providers & Services	Second Lien Term Loan	9/29/2021	11.98% (1M SOFR+ 6.50%)	0.50	10/14/2029	11,500	11,374	11,500	0.3%	(3)(8)(10)
								11,374	11,500	0.3%
Medical Solutions Holdings, Inc. (4)	Health Care Providers & Services	Second Lien Term Loan	11/1/2021	12.46% (3M SOFR+ 7.00%)	0.50	11/1/2029	54,463	54,430	54,463	1.5%	(3)(8)(10)
								54,430	54,463	1.5%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note	4/17/2013	Residual Interest, current yield 0.00%	—	10/15/2030	43,650	19,548	11,770	0.3%	(5) (14)(17)
								19,548	11,770	0.3%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 0.00%	—	7/15/2031	$47,830	$20,503	$15,684	0.4%	(5) (14)(17)
								20,503	15,684	0.4%
Nexus Buyer LLC	Capital Markets	Second Lien Term Loan	11/5/2021	11.71% (1M SOFR+ 6.25%)	0.50	11/5/2029	42,500	42,500	42,500	1.3%	(3)(8)(10)
								42,500	42,500	1.3%
NH Kronos Buyer, Inc.	Pharmaceuticals	First Lien Term Loan	12/7/2022	11.75% (3M SOFR + 6.25%)	1.00	11/1/2028	74,063	74,063	74,063	2.0%	(3)(8)(10)
								74,063	74,063	2.0%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 0.00%	—	7/19/2030	42,064	24,920	17,865	0.5%	(5) (14)(17)
								24,920	17,865	0.5%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note	8/12/2015	Residual Interest, current yield 0.00%	—	4/16/2031	46,016	18,449	13,895	0.4%	(5) (14)(17)
								18,449	13,895	0.4%
OneTouchPoint Corp	Professional Services	First Lien Term Loan	2/19/2021	13.60% (3M SOFR+ 8.00%)	1.00	2/19/2026	38,273	38,273	38,273	1.0%	(3) (10)
								38,273	38,273	1.0%
PeopleConnect Holdings, LLC (11)	Interactive Media & Services	First Lien Term Loan	1/22/2020	13.75% (3M SOFR+ 8.25%)	2.75	1/22/2025	145,981	145,981	145,981	4.0%	(3) (10)
								145,981	145,981	4.0%
PlayPower, Inc.	Leisure Products	First Lien Term Loan	5/7/2019	11.06% (3M SOFR+ 5.50%)	—	5/10/2026	5,743	5,721	5,548	0.2%	(8)(10)
								5,721	5,548	0.2%
Precisely Software Incorporated (29)	IT Services	Second Lien Term Loan	4/23/2021	12.89% (3M SOFR+ 7.25%)	0.75	4/23/2029	80,000	79,389	78,344	2.1%	(3)(8)(10)
								79,389	78,344	2.1%
Preventics, Inc. (d/b/a Legere Pharmaceuticals) (46)	Health Care Providers & Services	First Lien Term Loan	11/12/2021	16.11% (3M SOFR+ 10.50%)	1.00	11/12/2026	8,929	8,929	8,929	0.2%	(3) (10)
		Series A Convertible Preferred Stock (320 units)	11/12/2021	8.00%	—	N/A	—	127	188	—%	(16)
		Series C Convertible Preferred Stock (3,575 units)	11/12/2021	8.00%	—	N/A	—	1,419	2,095	0.1%	(16)
								10,475	11,212	0.3%
Raisin Acquisition Co, Inc.	Pharmaceuticals	First Lien Revolving Line of Credit - $3,583 Commitment	6/17/2022	12.65% (3M SOFR+ 7.00%)	1.00	12/13/2026	—	—	—	—%	(8)(10)(15)
		First Lien Delayed Draw Term Loan - $1,554 Commitment	6/17/2022	12.61% (3M SOFR+ 7.00%)	1.00	12/13/2026	1,464	1,437	1,464	—%	(8)(10)(15)
		First Lien Term Loan	6/17/2022	12.65% (3M SOFR+ 7.00%)	1.00	12/13/2026	23,224	22,728	23,224	0.6%	(3)(8)(10)
								24,165	24,688	0.6%
RC Buyer, Inc.	Automobile Components	Second Lien Term Loan	7/26/2021	11.98% (1M SOFR+ 6.50%)	0.75	7/30/2029	20,000	19,930	20,000	0.5%	(3)(8)(10)
								19,930	20,000	0.5%
Reception Purchaser, LLC	Air Freight & Logistics	First Lien Term Loan	4/28/2022	11.50% (3M SOFR+ 6.00%)	0.75	3/24/2028	$62,572	$61,741	$59,039	1.6%	(3)(8)(10)
								61,741	59,039	1.6%
Redstone Holdco 2 LP (22)	IT Services	Second Lien Term Loan	4/16/2021	13.22% (1M SOFR+ 7.75%)	0.75	4/27/2029	50,000	49,405	43,097	1.2%	(3)(8)(10)
								49,405	43,097	1.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2023 (Continued)(Unaudited)
(in thousands, except share data)

							December 31, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Research Now Group, LLC and Dynata, LLC	Professional Services	First Lien Term Loan	12/8/2017	11.14% (3M SOFR+ 5.50%)	1.00	12/20/2024	9,425	9,338	7,611	0.2%	(3)(8)(10)
		Second Lien Term Loan	12/8/2017	15.14% (3M SOFR+ 9.50%)	1.00	12/20/2025	50,000	49,156	36,650	1.0%	(3)(8)(10)
								58,494	44,261	1.2%
Rising Tide Holdings, Inc.	Diversified Consumer Services	First Lien Term Loan	9/25/2023	13.66% PIK (3M SOFR+ 8.25%)	2.00	9/12/2028	$5,373	$4,918	$5,114	0.1%	(8)(10)
		Class A Common Units to Marine One Holdco, LLC	9/12/2023		—	N/A	—	23,898	7,442	0.2%	(8)(16)
		Warrants of Marine One Holdco, LLC	9/12/2023		—	N/A	—	—	—	—%	(8)(16)
								28,816	12,556	0.3%
The RK Logistics Group, Inc.	Commercial Services & Supplies	First Lien Term Loan	3/24/2022	16.11% (3M SOFR+ 10.50%)	1.00	12/18/2028	5,629	5,629	5,629	0.2%	(3) (10)
		First Lien Term Loan	12/19/2023	13.11% (3M SOFR + 7.50%)	4.00	12/18/2028	20,750	20,750	20,646	0.6%	(10)
		Class A Common Units (263,000 units)	3/24/2022		—	N/A	—	263	2,737	0.1%	(16)
		Class B Common Units (1,435,000 units)	3/24/2022		—	N/A	—	2,487	14,934	0.4%	(16)
								29,129	43,946	1.3%
RME Group Holding Company	Media	First Lien Term Loan A	5/4/2017	11.10% (3M SOFR+ 5.50%)	1.00	5/6/2025	19,999	19,999	19,999	0.5%	(3) (10)
		First Lien Term Loan B	5/4/2017	16.60% (3M SOFR+ 11.00%)	1.00	5/6/2025	20,608	20,608	20,608	0.6%	(3) (10)
								40,607	40,607	1.1%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note	4/11/2014	Residual Interest, current yield 0.22%	—	4/21/2031	27,725	17,983	13,941	0.4%	(5) (14)
								17,983	13,941	0.4%
Rosa Mexicano	Hotels, Restaurants & Leisure	First Lien Revolving Line of Credit - $1,647 Commitment	3/29/2018	16.00%	8.50	6/13/2024	1,639	1,639	1,290	—%	(10)(15)
		First Lien Term Loan	3/29/2018	13.11% (3M SOFR+ 7.50%)	1.25	6/13/2024	21,206	21,206	15,691	0.4%	(10)
								22,845	16,981	0.4%
Shearer’s Foods, LLC	Food Products	Second Lien Term Loan	9/15/2020	13.23% (1M SOFR+ 7.75%)	0.75	9/23/2028	3,600	3,541	3,600	0.1%	(3)(8)(10)
								3,541	3,600	0.1%
ShiftKey, LLC	Health Care Technology	First Lien Term Loan	6/21/2022	11.36% (3M SOFR+ 5.75%)	1.00	6/21/2027	64,025	63,629	64,025	1.7%	(3) (10)
								63,629	64,025	1.7%
Shutterfly Finance, LLC	Internet & Direct Marketing Retail	First Lien Term Loan	6/5/2023	11.36% (1M SOFR + 6.00%)	1.00	10/1/2027	2,406	2,416	2,406	0.1%	(8)(10)
		Second Lien Term Loan	6/6/2023	6.35% (3M SOFR + 1.00%) plus 4.00% PIK	1.00	10/1/2027	18,311	18,311	14,338	0.4%	(8)(10)(39)
								20,727	16,744	0.5%
Sorenson Communications, LLC	Diversified Telecommunication Services	First Lien Term Loan	3/12/2021	10.97% (1M SOFR+ 5.50%)	0.75	3/17/2026	29,161	28,895	29,161	0.8%	(3)(8)(10)
								28,895	29,161	0.8%
Southern Veterinary Partners	Health Care Providers & Services	Second Lien Term Loan	10/2/2020	13.21% (1M SOFR+ 7.75%)	1.00	10/5/2028	8,000	7,952	7,928	0.2%	(3)(8)(10)
								7,952	7,928	0.2%
Spectrum Vision Holdings, LLC	Health Care Providers & Services	First Lien Term Loan	5/2/2023	12.11% (3M SOFR + 6.50%)	1.00	11/17/2024	29,772	29,772	29,772	0.8%	(3)(8)(10)
								29,772	29,772	0.8%
Staples, Inc.	Distributors	First Lien Term Loan	11/18/2019	10.46% (3ML+ 5.00%)	—	4/16/2026	8,638	8,606	8,258	0.2%	(3)(8)(10)(47)
								8,606	8,258	0.2%
Strategic Materials Holding Corp.	Household Durables	Second Lien Term Loan	10/27/2017	13.39% (3M SOFR+ 7.75%)	1.00	11/1/2025	7,000	6,980	—	—%	(8)(9)(10)
								6,980	—	—%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interest	12/4/2006		—	N/A	—	—	—	—%	(13)
								—	—	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2023 (Continued)(Unaudited)
(in thousands, except share data)

							December 31, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note	5/6/2014	Residual Interest, current yield	—	7/14/2026	49,250	—	—	—%	(5) (14)(17)
								—	—	—%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note	10/17/2014	Residual Interest, current yield 0.00%	—	1/19/2032	63,831	37,965	25,334	0.7%	(5) (14)(17)
								37,965	25,334	0.7%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	1/26/2018	12.00% PIK	12.00	2/27/2026	$186,044	$186,044	$186,044	5.1%	(39)
		First Lien Term Loan	11/17/2022	12.00% PIK	12.00	2/27/2026	16,023	16,023	16,023	0.4%	(39)
		Class B of Town & Country TopCo LLC (999 Non-Voting Units)	11/17/2022		—	N/A	—	—	43,627	1.2%	(16)
								202,067	245,694	6.7%
TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	14.61% (3M SOFR+ 9.00%) plus 1.50% PIK	5.00	11/30/2025	22,281	22,281	22,281	0.6%	(3) (10)(39)
								22,281	22,281	0.6%
United Sporting Companies, Inc. (18)	Distributors	Second Lien Term Loan	9/28/2012	16.19% (1ML+ 11.00%) plus 2.00% PIK	2.25	11/16/2019	130,140	89,178	7,408	0.2%	(9)(10)
								89,178	7,408	0.2%
Upstream Newco, Inc.	Health Care Providers & Services	Second Lien Term Loan	11/20/2019	13.98% (1M SOFR+ 8.50%)	—	11/20/2027	22,000	21,900	19,880	0.5%	(3)(8)(10)
								21,900	19,880	0.5%
USG Intermediate, LLC	Leisure Products	First Lien Revolving Line of Credit - $14,000 Commitment	4/15/2015	14.71% (1M SOFR+ 9.25%)	1.00	2/9/2028	14,000	14,000	14,000	0.4%	(10)(15)
		First Lien Term Loan B	4/15/2015	17.21% (1M SOFR+ 11.75%)	1.00	2/9/2028	68,941	68,941	68,941	2.0%	(3) (10)
		Equity	4/15/2015		—	N/A	—	1	—	—%	(16)
								82,942	82,941	2.4%
VC GB Holdings I Corp	Household Durables	Second Lien Term Loan	6/30/2021	12.36% (3M SOFR+ 6.75%)	0.50	7/23/2029	23,000	22,840	23,000	0.6%	(3)(8)(10)
								22,840	23,000	0.6%
ViaPath Technologies.	Diversified Telecommunication Services	First Lien Term Loan	8/7/2019	9.75% (3M SOFR+ 4.25%)	—	11/29/2025	9,547	9,422	9,248	0.3%	(3)(8)(10)
		Second Lien Term Loan	11/20/2018	15.53% (3M SOFR+ 10.00%)	—	11/29/2026	122,670	122,061	121,933	3.3%	(3)(8)(10)
								131,483	131,181	3.6%
Victor Technology, LLC	Commercial Services & Supplies	First Lien Term Loan	12/3/2021	13.11% (3M SOFR+ 7.50%)	1.00	12/3/2028	19,400	19,400	18,804	0.5%	(3) (10)
								19,400	18,804	0.5%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 0.00%	—	10/15/2030	40,613	24,820	15,348	0.4%	(5) (14)(17)
								24,820	15,348	0.4%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 0.00%	—	4/18/2031	40,773	22,266	13,036	0.4%	(5) (14)(17)
								22,266	13,036	0.4%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2016	Residual Interest, current yield 0.21%	—	10/20/2031	28,100	22,973	17,299	0.5%	(5) (14)
								22,973	17,299	0.5%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note	6/13/2017	Residual Interest, current yield 8.14%	—	4/20/2034	44,885	50,597	40,263	1.2%	(5) (14)
								50,597	40,263	1.2%
WatchGuard Technologies, Inc.	IT Services	First Lien Term Loan	8/17/2022	10.61% (6M SOFR+ 5.25%)	0.75	6/30/2029	34,563	34,563	34,519	0.9%	(3)(8)(10)
								34,563	34,519	0.9%
Wellful Inc.	Food & Staples Retailing	First Lien Term Loan	5/26/2022	11.73% (1M SOFR+ 6.25%)	0.75	4/21/2027	13,517	12,943	12,768	0.3%	(3)(8)(10)
		Incremental First Lien Term Loan	7/21/2022	11.73% (1M SOFR+ 6.25%)	0.75	4/21/2027	14,531	13,998	13,857	0.4%	(3)(8)(10)
								26,941	26,625	0.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2023 (Continued)(Unaudited)
(in thousands, except share data)

							December 31, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Wellpath Holdings, Inc.	Health Care Providers & Services	First Lien Term Loan	5/13/2019	11.11% (3M SOFR+ 5.50%)	—	10/1/2025	37	37	37	—%	(8)(10)
		First Lien Term Loan	5/13/2019	11.32% (6M SOFR + 5.50%)	—	10/1/2025	14,128	14,043	14,055	0.4%	(8)(10)
		Second Lien Term Loan	9/25/2018	14.82% (3M SOFR+ 9.00%)	—	10/1/2026	37,000	36,754	34,325	0.9%	(8)(10)
								50,834	48,417	1.3%
Total Non-Control/Non-Affiliate Investments								$4,508,452	$4,036,579	109.6%

Total Portfolio Investments								$7,633,623	$7,631,846	207.2%
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023 (Continued)
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 0.00%	—	10/15/2030	$40,613	$25,760	$19,291	0.5%	(5) (14)(17)
								25,760	19,291	0.5%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 0.75%	—	4/18/2031	40,773	23,324	15,895	0.4%	(5) (14)
								23,324	15,895	0.4%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2016	Residual Interest, current yield 10.28%	—	10/20/2031	28,100	23,295	19,297	0.5%	(5) (14)
								23,295	19,297	0.5%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note	6/13/2017	Residual Interest, current yield 13.32%	—	4/20/2034	44,885	51,926	40,366	1.2%	(5) (14)
								51,926	40,366	1.2%
VT Topco, Inc.	Commercial Services & Supplies	Second Lien Term Loan	8/14/2018	11.97% (1M SOFR+ 6.75%)	—	8/17/2026	12,000	11,944	11,879	0.3%	(3)(8)(10)
		2021 Second Lien Term Loan	7/30/2021	11.97% (1M SOFR+ 6.75%)	0.75	8/17/2026	20,250	20,144	20,046	0.5%	(3)(8)(10)
								32,088	31,925	0.8%
WatchGuard Technologies, Inc.	IT Services	First Lien Term Loan	8/17/2022	10.11% (6M SOFR + 5.25%	0.75	6/30/2029	34,738	34,738	34,637	0.9%	(3)(8)(10)
								34,738	34,637	0.9%
Wellful Inc. (f/k/a KNS Acquisition Corp.)	Food & Staples Retailing	First Lien Term Loan	5/13/2019	11.47% (1M SOFR + 6.25%)	0.75	4/21/2027	13,696	12,953	12,931	0.3%	(3)(8)(10)
		Incremental First Lien Term Loan	9/25/2018	11.47% (1M SOFR + 6.25%)	0.75	4/21/2027	14,719	14,186	13,897	0.4%	(3)(8)(10)
								27,139	26,828	0.7%
Wellpath Holdings, Inc. (f/k/a CCS-CMGC Holdings, Inc.)	Health Care Providers & Services	First Lien Term Loan	5/13/2019	10.98% (3ML+ 5.50%)	—	10/1/2025	14,240	14,130	13,784	0.4%	(3)(8)(10)
		Second Lien Term Loan	9/25/2018	14.48% (3ML+ 9.00%)	—	10/1/2026	37,000	36,710	33,941	0.9%	(3)(8)(10)
								50,840	47,725	1.3%
Total Non-Control/Non-Affiliate Investments								$4,803,245	$4,142,837	111.0%

Total Portfolio Investments								$7,800,596	$7,724,931	207.0%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2023 (Unaudited) and June 30, 2023

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
(3)Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair value of the investments held by PCF at December 31, 2023 and June 30, 2023 were $2,990,637 and $3,051,668, respectively, representing 39.2% and 39.5% of our total investments, respectively.
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
(10)Certain variable rate securities in our portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. The 1-Month LIBOR, or “1ML”, was 5.47% as of December 31, 2023 and 5.22% as of June 30, 2023. The 3-Month LIBOR, or “3ML”, was 5.59% as of December 31, 2023 and 5.55% as of June 30, 2023. The 6-Month LIBOR, or “6ML”, was 5.59% as of December 31, 2023 and 5.76% as of June 30, 2023. The 1-Month Secured Overnight Financing Rate or “1M SOFR”, was 5.35% as of December 31, 2023 and 5.14% as of June 30, 2023. The 3-Month Secured Overnight Financing Rate or “3M SOFR”, was 5.33% as of December 31, 2023 and 5.27% as of June 30, 2023. The 6-Month Secured Overnight Financing Rate or “6M SOFR” was 5.16% as of December 31, 2023 and 5.39% as of June 30, 2023. The PRIME Rate or “PRIME” was 8.50% as of December 31, 2023 and 8.25% as of June 30, 2023. The impact of a SOFR credit spread adjustment, if applicable, is included within the stated all-in interest rate.
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2023 (Unaudited) and June 30, 2023 (Continued)
(13)The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.
(14)Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2023 and June 30, 2023, our qualifying assets, as a percentage of total assets, stood at 82.64% and 82.08%, respectively. We monitor the status of these assets on an ongoing basis.
(15)Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of December 31, 2023 and June 30, 2023, we had $27,582 and $47,875, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.
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
(20)CP Holdings of Delaware LLC (“CP Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of CP Energy Services Inc. (“CP Energy”) as of December 31, 2023 and June 30, 2023. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $29,759 in first lien term loans (the “Spartan Term Loans”) due to us as of December 31, 2023. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. In September 2020, we made a new $26,193 Series A preferred stock investment in Spartan Energy Holdings, Inc., which equates to 100% of the Series A non-voting non-convertible preferred stock outstanding.
(21)Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% and 99.8% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of December 31, 2023 and June 30, 2023, respectively. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company. Effective December 10, 2021, Credit Central’s term loan lenders were granted a first priority security interest on certain assets of Credit Central and our investment became classified as a First Lien Term Loan.
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2023 (Unaudited) and June 30, 2023 (Continued)
(24)Energy Solutions Holdings Inc., a consolidated entity in which we own 100% of the equity, owns 100% of Freedom Marine Solutions, LLC (“Freedom Marine”), which owns Vessel Company, LLC, Vessel Company II, LLC and Vessel Company III, LLC. We report Freedom Marine as a separate controlled company.
(25)MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 100% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc. (“Mity-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. Our subordinated unsecured note issued and outstanding to Broda Canada is denominated in Canadian Dollars (“CAD”). As of December 31, 2023 and June 30, 2023, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder.
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
(27)Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 94.48% of Nationwide Loan Company LLC, the operating company, as of December 31, 2023 and June 30, 2023. We report Nationwide Loan Company LLC as a separate controlled company. Prospect has a first priority security interest in the assets of Nationwide.
(28)NMMB Holdings, Inc. (“NMMB Holdings”), a consolidated entity in which we own 100% of the equity, owns 92.77% and 90.42% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of December 31, 2023 and June 30, 2023, respectively. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.
(29)Vision Solutions, Inc. and Precisely Software Incorporate are joint borrowers on the Second Lien Term Loan.
(30)Prospect owns 99.96% of the equity of USES Corp. as of December 31, 2023 and June 30, 2023.
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
(32)As of December 31, 2023 and June 30, 2023, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC, the parent company of Nixon, Inc.
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
(35)As of December 31, 2023 and June 30, 2023, the residual profit interest includes both (i) 8.33% of New TLA, TLD and TLE residual profit and (ii) 100% of TLC residual profits, with both calculated quarterly in arrears.
(36)Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.97% ownership interest of Pacific World as of December 31, 2023 and as of June 30, 2023. As a result, Prospect’s investment in Pacific World is classified as a control investment.
(37)The following shows the composition of our investment portfolio at cost by control designation, investment type and by
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2023 (Unaudited) and June 30, 2023 (Continued)
industry as of December 31, 2023:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$54,739	$—	$—	$—	$55,581	$110,320
Commercial Services & Supplies	129,917	—	—	7,200	27,349	164,466
Construction & Engineering	80,646	—	—	—	12,053	92,699
Consumer Finance	517,163	—	—	—	82,844	600,007
Diversified Consumer Services	—	—	—	—	2,378	2,378
Energy Equipment & Services	110,845	—	—	—	221,800	332,645
Equity Real Estate Investment Trusts (REITs)	787,070	—	—	—	20,030	807,100
Health Care Providers & Services	304,456	—	—	—	45,118	349,574
Machinery	37,322	—	—	—	6,867	44,189
Media	29,723	—	—	—	—	29,723
Online Lending	20,630	—	—	—	—	20,630
Personal Products	94,320	—	—	—	189,295	283,615
Trading Companies & Distributors	35,163	—	—	—	32,500	67,663
Structured Finance	210,000	—	—	—	—	210,000
Total Control Investments	$2,411,994	$—	$—	$7,200	$695,815	$3,115,009
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$10,162	$10,162
Total Affiliate Investments	$—	$—	$—	$—	$10,162	$10,162
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$93,113	$95,000	$—	$—	$—	$188,113
Automobile Components	22,162	86,693	—	—	25,697	134,552
Building Products	—	35,000	—	—	—	35,000
Capital Markets	—	42,500	—	—	—	42,500
Commercial Services & Supplies	220,282	153,306	—	—	2,750	376,338
Communications Equipment	9,366	51,595	—	—	—	60,961
Consumer Finance	47,022	—	—	—	—	47,022
Distributors	210,673	89,178	—	—	—	299,851
Diversified Consumer Services	87,720	—	—	—	23,898	111,618
Diversified Financial Services	36,348	—	—	—	—	36,348
Diversified Telecommunication Services	38,317	122,061	—	—	—	160,378
Electrical Equipment	62,460	—	—	—	—	62,460
Food & Staples Retailing	26,941	—	—	—	—	26,941
Food Products	—	134,971	—	—	—	134,971
Health Care Providers & Services	186,643	132,410	—	—	1,546	320,599
Health Care Technology	133,289	—	—	—	—	133,289
Hotels, Restaurants & Leisure	22,845	—	—	—	—	22,845
Household Durables	123,937	29,820	—	—	3,501	157,258
Interactive Media & Services	145,981	—	—	—	—	145,981
Internet & Direct Marketing Retail	2,416	18,311	—	—	—	20,727
IT Services	197,456	148,300	—	—	—	345,756
Leisure Products	88,662	—	—	—	1	88,663
Machinery	51,504	9,991	—	—	—	61,495
Media	42,858	—	—	—	26,991	69,849
Pharmaceuticals	98,228	—	—	—	—	98,228
Professional Services	87,162	124,156	—	—	—	211,318
Software	—	52,377	—	—	—	52,377
Textiles, Apparel & Luxury Goods	176,264	—	—	—	—	176,264
Structured Finance (A)	—	—	886,750	—	—	886,750
Total Non-Control/Non-Affiliate	$2,211,649	$1,325,669	$886,750	$—	$84,384	$4,508,452
Total Portfolio Investment Cost	$4,623,643	$1,325,669	$886,750	$7,200	$790,361	$7,633,623
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2023 (Unaudited) and June 30, 2023 (Continued)
The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of December 31, 2023:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Control Investments
Aerospace & Defense	$54,739	$—	$—	$—	$9,903	$64,642	1.8%
Commercial Services & Supplies	71,443	—	—	7,200	24,270	102,913	2.8%
Construction & Engineering	80,646	—	—	—	131,898	212,544	5.8%
Consumer Finance	514,070	—	—	—	210,346	724,416	19.7%
Diversified Consumer Services	—	—	—	—	3,242	3,242	0.1%
Energy Equipment & Services	95,244	—	—	—	12,485	107,729	2.9%
Equity Real Estate Investment Trusts (REITs)	787,070	—	—	—	570,837	1,357,907	36.8%
Health Care Providers & Services	304,456	—	—	—	152,787	457,243	12.4%
Machinery	37,322	—	—	—	65,009	102,331	2.8%
Media	29,723	—	—	—	59,510	89,233	2.4%
Online Lending	20,630	—	—	—	—	20,630	0.6%
Personal Products	68,108	—	—	—	—	68,108	1.8%
Trading Companies & Distributors	35,163	—	—	—	24,874	60,037	1.6%
Structured Finance (A)	210,000	—	—	—	—	210,000	5.7%
Total Control Investments	$2,308,614	$—	$—	$7,200	$1,265,161	$3,580,975	97.2%
Fair Value % of Net Assets	62.7%	—%	—%	0.2%	34.3%	97.2%
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$14,292	$14,292	0.4%
Total Affiliate Investments	$—	$—	$—	$—	$14,292	$14,292	0.4%
Fair Value % of Net Assets	—%	—%	—%	—%	0.4%	0.4%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$90,433	$93,761	$—	$—	$—	$184,194	5.0%
Automobile Components	22,198	86,852	—	—	1,934	110,984	3.0%
Building Products	—	33,870	—	—	—	33,870	0.9%
Capital Markets	—	42,500	—	—	—	42,500	1.2%
Commercial Services & Supplies	220,533	153,142	—	—	17,671	391,346	10.6%
Communications Equipment	8,058	35,970	—	—	—	44,028	1.2%
Consumer Finance	18,055	—	—	—	—	18,055	0.5%
Distributors	210,325	7,408	—	—	43,627	261,360	7.1%
Diversified Consumer Services	87,889	—	—	—	18,400	106,289	2.9%
Diversified Financial Services	36,348	—	—	—	—	36,348	1.0%
Diversified Telecommunication Services	38,409	121,933	—	—	—	160,342	4.4%
Electrical Equipment	62,460	—	—	—	—	62,460	1.7%
Food & Staples Retailing	26,625	—	—	—	—	26,625	0.7%
Food Products	—	127,474	—	—	—	127,474	3.5%
Health Care Providers & Services	185,266	128,096	—	—	2,283	315,645	8.6%
Health Care Technology	133,735	—	—	—	—	133,735	3.6%
Hotels, Restaurants & Leisure	16,981	—	—	—	—	16,981	0.5%
Household Durables	123,937	23,000	—	—	1,411	148,348	4.0%
Interactive Media & Services	145,981	—	—	—	—	145,981	4.0%
Internet & Direct Marketing Retail	2,406	14,338	—	—	—	16,744	0.5%
IT Services	196,480	141,183	—	—	—	337,663	9.1%
Leisure Products	88,489	—	—	—	—	88,489	2.4%
Machinery	51,834	10,000	—	—	—	61,834	1.7%
Media	40,859	—	—	—	—	40,859	1.1%
Pharmaceuticals	98,751	—	—	—	—	98,751	2.7%
Professional Services	85,396	111,650	—	—	—	197,046	5.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2023 (Unaudited) and June 30, 2023 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Software	—	50,873	—	—	—	50,873	1.4%
Textiles, Apparel & Luxury Goods	176,264	—	—	—	—	176,264	4.8%
Structured Finance (A)	—	—	601,491	—	—	601,491	16.3%
Total Non-Control/Non-Affiliate	$2,167,712	$1,182,050	$601,491	$—	$85,326	$4,036,579	109.6%
Fair Value % of Net Assets	58.9%	32.1%	16.3%	—%	2.3%	109.6%
Total Portfolio	$4,476,326	$1,182,050	$601,491	$7,200	$1,364,779	$7,631,846	207.2%
Fair Value % of Net Assets	121.6%	32.1%	16.3%	0.2%	37.0%	207.2%
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

Endnote Explanations as of December 31, 2023 (Unaudited) and June 30, 2023 (Continued)

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

Endnote Explanations as of December 31, 2023 (Unaudited) and June 30, 2023 (Continued)

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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2023 (Unaudited) and June 30, 2023 (Continued)

(39)The interest rate on these investments, excluding those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended December 31, 2023:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Aventiv Technologies, LLC - First Lien Term Loan	3.89%	6.61%	—%	(A)
Aventiv Technologies, LLC - Second Lien Term Loan	7.65%	6.61%	—%	(A)
CP Energy Services Inc. - First Lien Term Loan	14.65%	—%	14.65%	(B)
CP Energy Services Inc. - First Lien Term Loan	14.65%	—%	14.65%	(B)
CP Energy Services Inc. - First Lien Term Loan	14.65%	—%	14.65%	(B)
CP Energy Services Inc. - First Lien Term Loan A to Spartan Energy Services, LLC	13.61%	—%	—%	(C)
Credit Central Loan Company, LLC - First Lien Term Loan	6.80%	3.20%	5.00%	(D)
Credit.com Holdings, LLC - First Lien Term Loan A	16.61%	—%	—%	(E)
Credit.com Holdings, LLC - First Lien Term Loan B	17.61%	—%	—%	(E)
Eze Castle Integration, Inc. - First Lien Term Loan	0.75%	—%	0.75%
Eze Castle Integration, Inc. - Delayed Draw Term Loan	0.75%	—%	0.75%
First Tower Finance Company LLC - First Lien Term Loan	10.92%	4.08%	5.00%	(F)
InterDent, Inc. - First Lien Term Loan B	12.00%	—%	12.00%
MITY, Inc. - First Lien Term Loan B	—%	10.00%	10.00%
National Property REIT Corp. - First Lien Term Loan A	—%	2.00%	2.00%
National Property REIT Corp. - First Lien Term Loan C	—%	2.25%	2.25%
National Property REIT Corp. - First Lien Term Loan D	—%	2.00%	2.00%
National Property REIT Corp. - First Lien Term Loan E	7.00%	—%	7.00%
Nationwide Loan Company LLC - First Lien Term Loan	10.00%	—%	10.00%
Pacific World Corporation - First Lien Revolving Line of Credit	12.87%	—%	—%
Pacific World Corporation - First Lien Term Loan A	8.96%	1.87%	10.83%
Rising Tide Holdings, Inc. - Exit Facility Term Loan	7.52%	6.14%	—%	(G)
Shutterfly, LLC - Second Lien Term Loan	4.00%	—%	4.00%
Town & Country Holdings, Inc. - First Lien Term Loan	12.00%	—%	12.00%
Town & Country Holdings, Inc. - First Lien Term Loan	12.00%	—%	12.00%
TPS, LLC - First Lien Term Loan	1.50%	—%	1.50%
USES Corp. - First Lien Equipment Term Loan	14.61%	—%	—%	(H)
Valley Electric Co. of Mt. Vernon, Inc. - First Lien Term Loan	—%	2.50%	2.50%
Valley Electric Company, Inc. - First Lien Term Loan	10.00%	—%	10.00%	(I)
Valley Electric Company, Inc. - First Lien Term Loan B	8.00%	—%	8.00%	(I)
(A) On December 29, 2023, the Aventiv Technologies, LLC First Lien and Second Lien Term Loan were amended to allow a portion of interest accruing in cash to be payable in kind.
(B) On January 6, 2023, the CP Energy Services, Inc. Amendment No. 16 to Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 14.65%. PIK was due October 2, 2023 for CP Energy Services, Inc. loans. The Maximum PIK rate that was capitalized into the balance of the loans was 14.65%.
(C) On August 22, 2022, the Spartan Energy Services, LLC Twenty-Fifth Amendment to Amended and Restated Senior Secured Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 13.61%.
(D) On September 30, 2022, the Credit Central Senior Subordinated Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 10.00%.
(E) On September 28, 2023, the Credit.com First Lien Term Loan A and First Lien Term Loan B were amended to allow a portion of interest accruing in cash to be payable in kind.
(F) On December 30, 2022, the First Tower Finance Company LLC Amendment No. 15 was amended to reduce the PIK rate to 5.00% and allow the interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 15.00%.
(G) On September 12, 2023, the Rising Tide Holdings, Inc. Exit Facility Term loan was amended to allow a portion of interest accruing in cash to be payable in kind.
(H) On March 28, 2023, the USES Corp. First Lien Equipment Term loan was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 14.61%.
(I) PIK was due January 2, 2024 for Valley Electric Company, Inc. loans. The Maximum PIK rate that was capitalized into the balance of the
First Lien Term Loan and First Lien Term Loan B was 10.00% and 8.00%, respectively.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2023 (Unaudited) and June 30, 2023 (Continued)
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2023 (Unaudited) and June 30, 2023 (Continued)
(40)As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the six months ended December 31, 2023 with these controlled investments were as follows:

Controlled Companies	Fair Value at June 30, 2023	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at December 31, 2023	Interest income	Dividend income	Other income	Net realized gains (losses)
CP Energy Services Inc.	$79,355	$5,613	$—	$(19,483)	$65,485	$5,510	$—	$—	$—
CP Energy - Spartan Energy Services, Inc.	34,665	1,923	—	(6,829)	29,759	2,329	—	—	—
Credit Central Loan Company, LLC	73,642	3,233	—	(92)	76,783	4,570	—	—	—
Echelon Transportation, LLC	64,198	—	(1,862)	2,306	64,642	1,809	—	—	—
First Tower Finance Company LLC	598,382	16,776	—	(11,529)	603,629	30,998	—	—	—
Freedom Marine Solutions, LLC	12,710	—	—	(225)	12,485	—	—	—	—
InterDent, Inc.	457,967	11,277	—	(12,001)	457,243	18,212	—	—	—
Kickapoo Ranch Pet Resort	3,242	—	—	—	3,242	—	80	—	—
MITY, Inc.	68,178	—	—	13,640	81,818	4,438	—	—	—
National Property REIT Corp.	1,659,976	124,867	(50,450)	(145,856)	1,588,537	52,401	—	40,922	—
Nationwide Loan Company LLC	47,572	1,988	—	(5,556)	44,004	2,412	—	—	—
NMMB, Inc.	94,180	—	—	(4,947)	89,233	2,139	147	—	(147)
Pacific World Corporation	65,746	4,740	—	(2,378)	68,108	5,376	—	—	—
R-V Industries, Inc.	81,508	3,700	—	17,123	102,331	2,634	—	106	—
Universal Turbine Parts, LLC	45,065	2,500	(19)	12,491	60,037	1,959	—	—	—
USES Corp.	19,527	676	—	892	21,095	968	—	—	—
Valley Electric Company, Inc.	165,784	1,551	—	45,209	212,544	6,012	—	333	—
Total	$3,571,697	$178,844	$(52,331)	$(117,235)	$3,580,975	$141,767	$227	$41,361	$(147)
(A) Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, OID accretion and PIK interest, and any transfer of investments.
(B) Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.

(41)As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the six months ended December 31, 2023 with these affiliated investments were as follows:

Affiliated Companies	Fair Value at June 30, 2023	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at December 31, 2023	Interest income	Dividend income	Other income	Net realized gains (losses)
Nixon, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
RGIS Services, LLC	10,397	—	1,307	2,588	14,292	—	1,307	—	—
Total	$10,397	$—	$1,307	$2,588	$14,292	$—	$1,307	$—	$—
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2023 (Unaudited) and June 30, 2023 (Continued)
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2023 (Unaudited) and June 30, 2023 (Continued)

(44)Acquisition date represents the date of PSEC's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at PSEC's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments) (See endnote 45 for NPRC equity follow-on acquisitions):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
8th Avenue Food & Provisions, Inc.	Second Lien Term Loan	11/17/2020, 9/17/2021	$7,051
Apidos CLO XI	Subordinated Structured Note	11/2/2016, 4/8/2021	7,559
Apidos CLO XII	Subordinated Structured Note	1/26/2018	4,070
Apidos CLO XV	Subordinated Structured Note	3/29/2018	6,480
Apidos CLO XXII	Subordinated Structured Note	2/24/2020	1,912
Atlantis Health Care Group (Puerto Rico), Inc.	First Lien Revolving Line of Credit	4/15/2013, 5/21/2013, 3/11/2014, 6/26/2017, 9/29/2017, 10/12/2017, 10/31/2017, 5/10/2023	9,500
Atlantis Health Care Group (Puerto Rico), Inc.	First Lien Term Loan	12/9/2016	42,000
Aventiv Technologies, LLC	Second Lien Term Loan	11/13/2017, 11/24/2017, 8/6/2018, 8/24/2018, 3/18/2019	22,750
Barings CLO 2018-III	Subordinated Structured Note	5/18/2018	9,255
BCPE North Star US Holdco 2, Inc.	Second Lien Delayed Draw Term Loan	10/28/2022	5,133
BCPE North Star US Holdco 2, Inc.	Second Lien Term Loan	12/30/2021	65,000
BCPE Osprey Buyer, Inc.	First Lien Revolving Line of Credit	2/22/2023, 5/23/2023, 9/14/2023, 11/22/2023	4,142
BCPE Osprey Buyer, Inc.	First Lien Delayed Draw Term Loan	9/26/2023	4,639
Belnick, LLC (d/b/a The Ubique Group)	First Lien Term Loan	6/27/2022, 12/1/2023	18,000
Broder Bros., Co.	First Lien Term Loan	1/29/2019, 2/28/2019, 9/10/2021, 9/30/2021	25,370
California Street CLO IX Ltd.	Subordinated Structured Note	9/6/2016, 10/17/2016	6,842
Cent CLO 21 Limited	Subordinated Structured Note	7/12/2018	1,024
CIFC Funding 2014-IV-R, Ltd.	Subordinated Structured Note	10/12/2018, 12/20/2021	2,860
Collections Acquisition Company, Inc.	First Lien Term Loan	1/13/2022	6,900
Columbia Cent CLO 27 Limited	Subordinated Structured Note	12/2/2021	7,815
CP Energy Services Inc.	First Lien Term Loan	8/31/2023	2,900
CP Energy Services Inc.	First Lien Term Loan A to Spartan Energy Services, LLC	4/9/2021, 1/10/2022, 2/10/2023	14,681
CP Energy Services Inc.	Common Stock	10/11/2013, 12/26/2013, 4/6/2018, 12/31/2019	69,586
Credit Central Loan Company, LLC	Class A Units	12/28/2012, 3/28/2014, 6/26/2014, 9/28/2016, 8/21/2019	11,975
Credit Central Loan Company, LLC	Class P Units	1/27/2023	1,540
Credit Central Loan Company, LLC	First Lien Term Loan	6/26/2014, 9/28/2016, 12/16/2022, 1/27/2023	45,995
Curo Group Holdings Corp.	First Lien Term Loan	8/31/2021, 11/18/2021, 1/12/2022	17,033
DRI Holding, Inc.	First Lien Term Loan	4/26/2022, 7/21/2022	12,999
DRI Holding, Inc.	Second Lien Term Loan	5/18/2022	10,000
Dukes Root Control Inc.	First Lien Revolving Line of Credit	4/24/2023, 11/27/2023	1,964
Dukes Root Control Inc.	First Lien Delayed Draw Term Loan	5/26/2023, 10/26/2023	3,254
Echelon Transportation, LLC	Membership Interest	3/31/2014, 9/30/2014, 12/9/2016	22,488
Echelon Transportation, LLC	First Lien Term Loan	11/14/2018, 7/9/2019, 5/5/2020, 10/9/2020, 1/21/2021, 3/18/2021	5,465
Eze Castle Integration, Inc.	First Lien Delayed Draw Term Loan	10/7/2022, 9/5/2023	1,786
Faraday Buyer, LLC	First Lien Delayed Draw Term Loan	5/18/2023	4,468
First Brands Group	First Lien Term Loan	4/27/2022	5,955
First Brands Group	Second Lien Term Loan	5/12/2022	4,938
First Tower Finance Company LLC	Class A Units	12/30/2013, 6/24/2014, 12/15/2015, 11/21/2016, 3/9/2018	39,885
First Tower Finance Company LLC	First Lien Term Loan to First Tower, LLC	12/15/2015, 3/9/2018, 3/24/2022	43,047
Freedom Marine Solutions, LLC	Membership Interest	10/1/2009, 12/22/2009, 1/13/2010, 3/30/2010, 5/13/2010, 2/14/2011, 4/28/2011, 7/7/2011, 10/20/2011, 10/30/2015, 1/7/2016, 4/11/2016, 8/11/2016, 1/30/2017, 4/20/2017, 6/13/2017, 8/30/2017, 1/17/2018, 2/15/2018, 5/8/2018, 10/31/2018, 5/14/2021, 4/18/2022, 2/15/2023	42,118
Galaxy XV CLO, Ltd.	Subordinated Structured Note	8/21/2015, 3/10/2017	9,161
Galaxy XXVII CLO, Ltd.	Subordinated Structured Note	6/11/2015	1,460
Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	Second Lien Term Loan	5/11/2021, 10/14/2021	54,649
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2023 (Unaudited) and June 30, 2023 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
The Hiller Companies, LLC	First Lien Term Loan	4/6/2023	17,000
InterDent, Inc.	First Lien Term Loan A	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014, 7/14/2021, 3/28/2022	93,903
InterDent, Inc.	First Lien Term Loan B	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
Interventional Management Services, LLC	First Lien Revolving Line of Credit	2/25/2021, 11/17/2021	5,000
Jefferson Mill CLO Ltd.	Subordinated Structured Note	9/21/2018	2,047
Kickapoo Ranch Pet Resort	Membership Interest	10/21/2019, 12/4/2019	28
LCM XIV Ltd.	Subordinated Structured Note	9/25/2015, 5/18/2018	9,422
LGC US FINCO, LLC	First Lien Term Loan	3/2/2022	2,095
Magnate Worldwide, LLC	First Lien Delayed Draw Term Loan	10/26/2022, 6/1/2023	2,310
Mamba Purchaser, Inc.	Second Lien Term Loan	5/4/2022, 5/10/2022	17,860
Medical Solutions Holdings, Inc.	Second Lien Term Loan	5/4/2022, 9/22/2022	1,423
MITY, Inc.	Common Stock	6/23/2014	7,200
MITY, Inc.	First Lien Term Loan A	1/17/2017, 3/23/2021	10,650
MITY, Inc.	First Lien Term Loan B	1/17/2017, 6/3/2019	11,000
Nationwide Loan Company LLC	Class A Units	3/28/2014, 6/18/2014, 9/30/2014, 6/29/2015, 3/31/2016, 8/31/2016, 5/31/2017, 10/31/2017	20,469
Nationwide Loan Company LLC	First Lien Term Loan	12/28/2015, 8/31/2016	1,999
National Property REIT Corp.	First Lien Term Loan A	4/3/2020, 5/15/2020, 6/10/2020, 7/29/2020, 8/14/2020, 9/15/2020,10/15/2020, 10/30/2020, 11/10/2020, 11/13/2020, 11/19/2020, 12/11/2020, 1/27/2021, 2/25/2021, 3/11/2021, 5/14/2021, 6/14/2021, 6/25/2021, 8/16/2021, 11/15/2021, 11/26/2021, 12/1/2021, 12/28/2021, 1/14/2022, 2/15/2022, 3/17/2022, 3/28/2022, 4/1/2022, 4/7/2022, 5/24/2022, 6/6/2022, 7/5/2022, 8/31/2022, 10/6/2022, 1/10/2023, 2/28/2023, 4/4/2023, 4/6/2023, 4/28/2023, 6/9/2023, 6/14/2023, 7/5/2023, 7/14/2023, 8/31/2023, 9/29/2023, 10/4/2023, 10/20/2023, 11/30/2023	743,209
National Property REIT Corp.	First Lien Term Loan B	12/8/2021, 12/17/2021, 1/13/2022, 2/8/2022, 2/14/2022, 2/17/2022, 2/24/2022	28,880
National Property REIT Corp.	First Lien Term Loan C	10/23/2019, 1/23/2020, 3/31/2020, 4/8/2020, 8/4/2020, 12/7/2021, 1/7/2022, 2/2/2022, 5/12/2022, 5/19/2022, 6/6/2022, 8/1/2022, 9/15/2022, 9/19/2022, 10/21/2022, 6/6/2023, 11/2/2023	263,000
NMMB, Inc.	First Lien Term Loan	12/30/2019, 3/28/2022	40,100
Octagon Investment Partners XV, Ltd.	Subordinated Structured Note	4/27/2015, 8/3/2015, 6/27/2017	10,516
Octagon Investment Partners 18-R Ltd.	Subordinated Structured Note	3/23/2018	8,908
Pacific World Corporation	First Lien Revolving Line of Credit	10/21/2014, 12/19/2014, 4/7/2015, 4/22/2015, 8/12/2016, 10/18/2016, 2/7/2017, 2/21/2017, 4/26/2017, 10/11/2017, 10/17/2017, 1/16/2018, 12/27/2018, 3/15/2019, 7/2/2019, 8/15/2019, 9/1/2021, 10/19/2021, 9/6/2022	41,325
Pacific World Corporation	Convertible Preferred Equity	4/3/2019, 4/29/2019, 6/3/2019, 10/4/2019, 11/12/2019, 12/20/2019, 1/7/2020, 3/5/2020, 12/30/2021	22,600
Pacific World Corporation	First Lien Term Loan A	12/22/2022	10,500
PeopleConnect Holdings, LLC	First Lien Term Loan	10/21/2021	82,005
PetVet Care Centers, LLC	Second Lien Term Loan	11/22/2021, 5/10/2022	10,950
PGX Holdings, Inc.	First Lien Term Loan	11/16/2021, 5/25/2022	25,000
PGX Holdings, Inc.	First Lien DIP Term Loan	8/4/2023	2,327
PGX Holdings, Inc.	Second Lien Term Loan	12/28/2022	15,000
Precisely Software Incorporated	Second Lien Term Loan	5/28/2021, 6/24/2021, 6/3/2022	59,333
Reception Purchaser, LLC	First Lien Term Loan	7/29/2022, 9/22/2022	9,655
Redstone Holdco 2 LP	Second Lien Term Loan	9/10/2021	17,903
Romark WM-R Ltd.	Subordinated Structured Note	3/29/2018	5,125
Rosa Mexicano	First Lien Revolving Line of Credit	3/27/2020, 10/13/2023	2,000
R-V Industries, Inc.	First Lien Term Loan	3/4/2022, 9/25/2023	8,700
R-V Industries, Inc.	Common Stock	12/27/2016	1,854
Shiftkey, LLC	First Lien Term Loan	8/26/2022, 9/14/2022, 9/23/2022	39,450
Sorenson Communications, LLC	First Lien Term Loan	5/12/2022, 5/19/2022	19,675
Symphony CLO XV, Ltd.	Subordinated Structured Note	12/7/2018	2,655
The RK Logistics Group, Inc.	Class B Common Units	12/19/2023	1,250
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2023 (Unaudited) and June 30, 2023 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Town & Country Holdings, Inc.	First Lien Term Loan	7/13/2018, 7/16/2018	105,000
United Sporting Companies, Inc.	Second Lien Term Loan	3/7/2013	58,650
Universal Turbine Parts, LLC	First Lien Delayed Draw Term Loan	10/24/2019, 2/7/2020, 2/26/2020, 4/5/2021, 11/24/2023	5,716
USES Corp.	First Lien Term Loan A	6/15/2016, 6/29/2016, 2/22/2017, 4/27/2017, 5/4/2017, 8/30/2017, 10/11/2017, 12/11/2018, 8/30/2019	14,100
USES Corp.	First Lien Equipment Term Loan	6/23/2023	3,900
USG Intermediate, LLC	First Lien Revolving Line of Credit	7/2/2015, 9/23/2015, 9/14/2017, 8/21/2019, 9/17/2020, 9/18/2021, 5/19/2022, 5/22/2023, 10/12/2023	21,700
USG Intermediate, LLC	First Lien Term Loan B	8/24/2017, 7/30/2021, 2/9/2022, 8/17/2022, 5/12/2023, 12/20/2023	104,475
USG Intermediate, LLC	Equity	5/12/2023	100
Valley Electric Company, Inc.	Common Stock	12/31/2012, 6/24/2014	18,502
Valley Electric Company, Inc.	First Lien Term Loan	6/30/2014, 8/31/2018, 3/28/2022	18,129
Valley Electric Company, Inc.	First Lien Term Loan B	5/1/2023	19,000
ViaPath Technologies	Second Lien Term Loan	4/10/2019, 8/22/2019, 9/20/2019, 9/14/2021, 9/17/2021, 12/17/2021, 2/7/2022	96,743
Voya CLO 2014-1, Ltd.	Subordinated Structured Note	3/29/2018	3,943
VT Topco, Inc.	Second Lien Term Loan	5/2/2022, 5/12/2022	4,941
VT Topco, Inc.	2021 Second Lien Term Loan	4/27/2022, 5/12/2022	6,939
Wellful Inc.	First Lien Term Loan	7/28/2022	3,860
Wellpath Holdings, Inc.	First Lien Term Loan	10/8/2019, 10/8/2021	9,592
Wellpath Holdings, Inc.	Second Lien Term Loan	8/20/2019	1,993
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2023 (Unaudited) and June 30, 2023 (Continued)
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

Fiscal Year	Follow-On Investments (NPRC Common Stock, excluding cost of initial investment)
2014	$4,555
2015	68,693
2016	93,857
2017	116,830
2018	137,024
2019	11,582
2020	19,800
2022	15,620
2023	3,600
2024	4,600
(46)Prospect owns 38.95% of the preferred stock of Legere Pharmaceutical Holdings, Inc. (“Legere”), which represents 4.98% voting interest in Legere. Legere is the parent company of the borrower, Preventics, Inc. (d/b/a Legere Pharmaceuticals).
(47)This investment represents a Level 2 security in the ASC 820 table as of December 31, 2023 and June 30, 2023. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of December 31, 2023 and June 30, 2023, our qualifying assets as a percentage of total assets, stood at 82.64% and 82.08%, respectively.
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
Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific identification method. Amounts for investments traded but not yet settled are reported in Due to Broker or Due from Broker, in the Consolidated Statements of Assets and Liabilities. As of December 31, 2023 and June 30, 2023, we have no assets going through foreclosure.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectability of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of December 31, 2023 and June 30, 2023, approximately 0.2% and 1.1% of our total assets at fair value are in non-accrual status, respectively.
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
For the three months ended December 31, 2023 and December 31, 2022, the Company recorded dividend income of $1,340 and $2,217, respectively, and return of capital distributions of $0 and $527 respectively.
For the six months ended December 31, 2023 and December 31, 2022 the Company recorded dividend income of $4,399 and $5,118, respectively, and return of capital distributions of $0 and $5,307, respectively.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of December 31, 2023, we do not expect to have any excise tax due for the 2023 calendar year. Thus, we have not accrued any excise tax for this period.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of December 31, 2023, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations, and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2020 and thereafter remain subject to examination by the Internal Revenue Service.
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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of December 31, 2023 and June 30, 2023, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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
Note 3. Portfolio Investments
At December 31, 2023, we had investments in 126 long-term portfolio investments and CLOs, which had an amortized cost of $7,633,623 and a fair value of $7,631,846. At June 30, 2023, we had investments in 130 long-term portfolio investments and CLOs, which had an amortized cost of $7,800,596 and a fair value of $7,724,931.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $302,801 and $612,511 during the six months ended December 31, 2023 and December 31, 2022, respectively. Debt repayments and considerations from sales of equity securities of approximately $224,978 and $227,195 were received during the six months ended December 31, 2023 and December 31, 2022, respectively.
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

The following table shows the composition of our investment portfolio as of December 31, 2023 and June 30, 2023:

	December 31, 2023		June 30, 2023
	Cost	Fair Value	Cost	Fair Value
First Lien Revolving Line of Credit	$76,646	$76,323	$58,139	$58,058
First Lien Debt (1)	4,546,997	4,400,003	4,431,887	4,302,795
Second Lien Revolving Line of Credit	5,143	4,829	5,139	4,646
Second Lien Debt	1,320,526	1,177,221	1,586,112	1,257,862
Unsecured Debt	7,200	7,200	7,200	7,200
Subordinated Structured Notes	886,750	601,491	952,815	665,002
Equity	790,361	1,364,779	759,304	1,429,368
Total Investments	$7,633,623	$7,631,846	$7,800,596	$7,724,931
(1) First lien debt includes a loan that the Company classifies as “unitranche” and a loan classified as “first lien last out” The total amortized cost and fair value of the unitranche and/or last out loans were $37,000 and $37,000, respectively, as of December 31, 2023. The total amortized cost and fair value of the unitranche and/or last out loans were $49,265 and $48,332, respectively, as of June 30, 2023.

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
First Lien Revolving Line of Credit	$—	$—	$76,323	$76,323
First Lien Debt(1)	—	48,725	4,351,278	4,400,003
Second Lien Revolving Line of Credit	—	—	4,829	4,829
Second Lien Debt	—	—	1,177,221	1,177,221
Unsecured Debt	—	—	7,200	7,200
Subordinated Structured Notes	—	—	601,491	601,491
Equity	—	—	1,364,779	1,364,779
Total Investments	$—	$48,725	$7,583,121	$7,631,846
(1) First lien debt includes a loan that the Company classifies as “unitranche”. The total amortized cost and fair value of the unitranche loan was $37,000 and $37,000, respectively, as of December 31, 2023.

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

The following tables show the aggregate changes in the fair value of our Level 3 investments during the six months ended December 31, 2023:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2023	$3,571,697	$10,397	$4,135,356	$7,717,450
Net realized losses on investments	(147)	—	(207,342)	(207,489)
Net change in unrealized (losses) gains	(117,235)	2,588	186,874	72,227
Net realized and unrealized (losses) gains	(117,382)	2,588	(20,468)	(135,262)
Purchases of portfolio investments(3)	133,481	—	106,962	240,443
Payment-in-kind interest	44,843	—	17,515	62,358
Accretion of discounts and premiums, net	520	—	2,131	2,651
Decrease to Subordinated Structured Notes cost, net(4)	—	—	(40,212)	(40,212)
Repayments and sales of portfolio investments(3)	(52,184)	1,307	(173,617)	(224,494)
Transfers out of Level 3(1)	—	—	(39,813)	(39,813)
Fair value as of December 31, 2023	$3,580,975	$14,292	$3,987,854	$7,583,121

	First Lien Revolving Line of Credit	First Lien Debt(2)	Second Lien Revolving Line of Credit	Second Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2023	$58,058	$4,295,314	$4,646	$1,257,862	$7,200	$665,002	$1,429,368	$7,717,450
Net realized (losses) on investments	—	(1,505)	—	(179,986)	—	(25,851)	(147)	(207,489)
Net change in unrealized (losses) gains	(242)	(19,560)	179	184,945	—	2,552	(95,647)	72,227
Net realized and unrealized (losses) gains	(242)	(21,065)	179	4,959	—	(23,299)	(95,794)	(135,262)
Purchases of portfolio investments(3)	23,811	197,054	—	(10,170)	—	—	29,748	240,443
Payment-in-kind interest	2,051	58,917	—	1,390	—	—	—	62,358
Accretion of discounts and premiums, net	84	1,493	4	1,070	—	—	—	2,651
Decrease to Subordinated Structured Notes cost, net(4)	—	—	—	—	—	(40,212)	—	(40,212)
Repayments and sales of portfolio investments(3)	(7,439)	(140,622)	—	(77,890)	—	—	1,457	(224,494)
Transfers out of Level 3(1)	—	(39,813)	—	—	—	—	—	(39,813)
Fair value as of December 31, 2023	$76,323	$4,351,278	$4,829	$1,177,221	$7,200	$601,491	$1,364,779	$7,583,121

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the six months ended December 31, 2023, two of our first lien notes transferred out of Level 3 to Level 2 because inputs to the valuation became observable.
(2) First lien debt includes a loan that the Company classifies as “unitranche” and a loan classified as “first lien last out”. The total amortized cost and fair value of the unitranche and/or last out loans were $37,000 and $37,000, respectively, as of December 31, 2023. The total amortized cost and fair value of the unitranche and/or last out loans were $49,265 and $48,332, respectively, as of June 30, 2023.
(3) Includes reorganizations and restructuring of investments.
(4) Reduction to cost value of our Subordinated Structured Notes investments represents the difference between distributions received, or entitled to be received, for the six months ended December 31, 2023, of $65,781 and the effective yield interest income recognized on our Subordinated Structured Notes of $25,569.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The following tables show the aggregate changes in the fair value of our Level 3 investments during the six months ended December 31, 2022:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2022	$3,438,317	$393,264	$3,697,113	$7,528,694
Net realized (losses) gains on investments	(1,712)	16,143	(21,324)	(6,893)
Net change in unrealized losses	(68,747)	(89,034)	(51,198)	(208,979)
Net realized and unrealized (losses) gains	(70,459)	(72,891)	(72,522)	(215,872)
Purchases of portfolio investments	128,191	—	427,495	555,686
Payment-in-kind interest	37,476	—	13,550	51,026
Accretion of discounts and premiums, net	384	—	2,396	2,780
Decrease to Subordinated Structured Notes cost, net(2)	—	—	(1,194)	(1,194)
Repayments and sales of portfolio investments	(76,211)	(24,678)	(119,292)	(220,181)
Transfers into Level 3(1)	—	—	26,188	26,188
Fair Value as of as of December 31, 2022	$3,457,698	$7,944	$4,261,485	$7,727,127

	First Lien Revolving Line of Credit	First Lien Debt(3)	Second Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2022	$39,746	$3,684,144	$1,471,336	$7,200	$711,429	$1,614,839	$7,528,694
Net realized (losses) gains on investments	—	(14,472)	(8,791)	(1)	1,940	14,431	(6,893)
Net change in unrealized gains (losses)	112	(13,032)	(68,124)	—	(11,281)	(116,480)	(208,979)
Net realized and unrealized gains (losses)	112	(27,504)	(76,915)	(1)	(9,341)	(102,049)	(215,872)
Purchases of portfolio investments	2,776	468,878	65,319	—	—	13,580	555,686
Payment-in-kind interest	1,432	43,838	5,756	—	—	—	51,026
Accretion of discounts and premiums, net	7	1,546	1,225	—	—	—	2,780
Decrease to Subordinated Structured Notes cost, net(2)	—	—	—	—	(1,194)	—	(1,194)
Repayments and sales of portfolio investments	(129)	(158,484)	(37,635)	1	(1,937)	(21,997)	(220,181)
Transfers into Level 3(1)	—	26,188	—	—	—	—	26,188
Fair value as of December 31, 2022	$43,944	$4,038,606	$1,429,086	$7,200	$698,957	$1,504,373	$7,727,127
(1) Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the six months ended December 31, 2022, two of our first lien notes transferred out of Level 2 to Level 3 because inputs to the valuation became unobservable.
(2) Reduction to cost value of our Subordinated Structured Notes investments represents the difference between distributions received, or entitled to be received, for the six months ended December 31, 2022, of $50,136 and the effective yield interest income recognized on our Subordinated Structured Notes of $48,942.
(3) First lien debt includes a loan that the Company classifies as “unitranche”. The total amortized cost and fair value of the unitranche loan were $20,000 and $20,000, respectively, as of December 31, 2022.
The net change in unrealized (losses) gains on the investments that use Level 3 inputs was $(124,741) and $184,548 for investments still held as of December 31, 2023 and December 31, 2022, respectively.
The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of December 31, 2023 and June 30, 2023:

	December 31, 2023			June 30, 2023
	Cost	Fair Value	% of Portfolio	Cost	Fair Value	% of Portfolio
Equity Real Estate Investment Trusts (REITs)	$807,100	$1,357,907	17.8%	$741,133	$1,437,796	18.6%
Health Care Providers & Services	670,173	772,888	10.1%	687,813	798,365	10.3%
Consumer Finance	647,029	742,471	9.7%	625,033	736,635	9.5%
All Other Industries	5,509,321	4,758,580	62.4%	5,746,617	4,752,135	61.6%
Total	$7,633,623	$7,631,846	100.0%	$7,800,596	$7,724,931	100.0%
As of December 31, 2023 investments in California comprised 10.7% of our investments at fair value, with a cost of $970,206 and a fair value of $820,213. As of June 30, 2023 investments in California comprised 10.3% of our investments at fair value, with a cost of $933,559 and a fair value of $791,860.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2023 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (5)
First Lien Debt	$1,833,893	Discounted cash flow (Yield analysis)	Market yield	9.0%	to	56.3%	12.4%
First Lien Debt	739,725	Enterprise value waterfall (Market approach)	EBITDA multiple	5.5x	to	12.0x	9.2x
First Lien Debt	30,588	Discounted cash flow (Yield analysis)	Market yield	16.6%	to	16.6%	16.6%
		Enterprise value waterfall (Market approach)	Revenue multiple	1.0x	to	1.5x	1.3x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	11.8%	to	55.0%	33.4%
First Lien Debt	52,187	Enterprise value waterfall (Market approach)	Revenue multiple	1.0x	to	1.5x	1.3x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	11.8%	to	55.0%	33.4%
First Lien Debt	184,447	Enterprise value waterfall (Market approach)	Revenue multiple	0.4x	to	1.5x	1.0x
First Lien Debt	54,739	Enterprise value waterfall (Discounted cash flow)	Discount rate	6.0%	to	8.0%	7.0%
First Lien Debt (1)	20,630	Enterprise value waterfall (Discounted cash flow)	Loss-adjusted discount rate	7.7%	to	9.9%	8.1%
			Projected loss rates	—%	to	3.2%	2.8%
First Lien Debt (2)	210,000	Enterprise value waterfall (Discounted cash flow)	Discount rate (3)	11.1%	to	24.0%	12.9%
First Lien Debt	101,368	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.0x	to	1.9x	1.4x
First Lien Debt	412,702	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.4x	to	2.9x	2.7x
			Earnings multiple	8.0x	to	11.5x	9.8x
First Lien Debt	787,070	Discounted cash flow	Discount Rate	6.3%	to	9.8%	7.1%
			Terminal Cap Rate	5.3%	to	8.3%	5.9%
First Lien Debt	252	Asset recovery analysis	Recoverable amount	n/a			n/a
Second Lien Debt	1,174,642	Discounted cash flow (Yield analysis)	Market yield	8.9%	to	41.6%	15.4%
Second Lien Debt	7,408	Asset recovery analysis	Recoverable amount	n/a			n/a
Unsecured Debt	7,200	Enterprise value waterfall (Market approach)	EBITDA multiple	5.5x	to	7.0x	6.3x
Subordinated Structured Notes	601,491	Discounted cash flow	Discount rate (3)	6.8%	to	27.4%	18.0%
Preferred Equity	2,283	Enterprise value waterfall (Market approach)	Revenue multiple	0.4x	to	1.5x	1.3x
Preferred Equity	26,285	Enterprise value waterfall (Market approach)	EBITDA multiple	6.8x	to	9.3x	8.7x
Preferred Equity	9,903	Enterprise value waterfall (Discounted cash flow)	Discount rate	6.0%	to	8.0%	7.0%
Common Equity/Interests/Warrants	510,562	Enterprise value waterfall (Market approach)	EBITDA multiple	4.8x	to	12.0x	8.7x
Common Equity/Interests/Warrants	7,442	Enterprise value waterfall (Market approach)	Revenue multiple	0.4x	to	1.5x	0.6x
Common Equity/Interests/Warrants	10,958	Enterprise value waterfall (Market approach)	Revenue multiple	1.0x	to	1.5x	1.3x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	11.8%	to	55.0%	33.4%
Common Equity/Interests/Warrants (1)	—	Enterprise value waterfall (Discounted cash flow)	Loss-adjusted discount rate	7.7%	to	9.9%	8.1%
			Projected loss rates	—%	to	3.2%	2.8%
Common Equity/Interests/Warrants (2)	39,141	Enterprise value waterfall (Discounted cash flow)	Discount rate (3)	11.1%	to	24.0%	12.9%
Common Equity/Interests/Warrants (4)	44,308	Discounted cash flow	Discount rate	6.3%	to	9.8%	7.1%
			Terminal Cap Rate	5.3%	to	8.3%	5.9%

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (5)
Common Equity/Interests/Warrants	19,419	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.0x	to	1.9x	1.3x
Common Equity/Interests/Warrants	190,927	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.4x	to	2.9x	2.7x
			Earnings multiple	8.0x	to	11.5x	9.8x
Common Equity/Interests/Warrants	487,388	Discounted cash flow	Discount rate	6.3%	to	9.8%	7.1%
			Terminal Cap Rate	5.3%	to	8.3%	5.9%
Common Equity/Interests/Warrants	3,678	Enterprise value waterfall (Discounted cash flow)	Discount Rate	13.3%	to	30.0%	23.7%
Common Equity/Interests/Warrants	12,485	Asset recovery analysis	Recoverable amount	n/a			n/a
Total Level 3 Investments	$7,583,121

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
Changes in Valuation Techniques
During the six months ended December 31, 2023, the valuation methodology for DTI Holdco, Inc. (“Epiq”) for the First Lien Term Loan changed from a combination of the yield analysis and market quotes to relying solely on market quotes, since market quotes were more active in the current period. As a result of the quoted prices of the First Lien Term Loan, the fair value of our investment in Epiq First Lien Term Loan increased to $18,269 as of December 31, 2023, a premium of $283 from its amortized cost, compared to the $449 unrealized discount recorded at June 30, 2023.
During the six months ended December 31, 2023, the valuation methodology for First Brands Group for the First Lien Term Loan changed from a combination of the yield analysis and market quotes to relying solely on market quotes, since market quotes were more active in the current period. As a result of the quoted prices of the First Lien Term Loan, the fair value of our investment in First Brands Group First Lien Term Loan was $22,198 as of December 31, 2023, a discount of $36 from its amortized cost, compared to the $75 unrealized discount recorded at June 30, 2023.
During the six months ended December 31, 2023, the valuation methodology for Strategic Materials changed from the yield analysis to the asset recovery analysis, given the company’s interest payment default. As a result, the fair value of our investment in Strategic Materials decreased to $0 as of December 31, 2023, a discount of $6,980 to its amortized cost, compared to the unrealized discount of $2,692 recorded at June 30, 2023.
Credit Quality Indicators and Undrawn Commitments
As of December 31, 2023, $4,595,832 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR or SOFR floors ranging from 0.0% - 5.5%. As of December 31, 2023, $1,069,744 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 4.5% to 16.0%. As of June 30, 2023, $4,664,827 of our loans to portfolio companies, at fair value, bore interest at floating rates and have LIBOR floors ranging from 0.0% to 5.0%. As of June 30, 2023, $965,734 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 5.0% to 20.0%

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

As of December 31, 2023 and June 30, 2023 , the cost basis of our loans on non-accrual status amounted to $164,628 and $421,198 respectively, with fair value of $15,405 and $86,422, respectively. The fair values of these investments represent approximately 0.2% and 1.1% of our total assets at fair value as of December 31, 2023 and June 30, 2023, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of December 31, 2023 and June 30, 2023, we had $28,837 and $49,160, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of December 31, 2023 and June 30, 2023 as they were all floating rate instruments that repriced frequently.
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
During the six months ended December 31, 2023, we provided $119,781 of debt financing and $4,600 of equity financing to NPRC to fund real estate capital expenditures, provide working capital, and to fund purchases of rated secured structured notes.
During the six months ended December 31, 2023, we received partial repayments of $50,450 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
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
The online consumer loan investments held by certain of NPRC’s wholly owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $10 to $50, with fixed terms ranging from 60 months to 84 months. As of December 31, 2023, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 27 individual loans valued at $81, residual interest in two securitizations valued at $2,726, and one corporate bond valued at $16,484, for an aggregate fair value of $19,291. As of December 31, 2023, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $20,349.
The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of December 31, 2023, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 90 investments with a fair value of $418,762 and face value of $467,017. The average outstanding note is approximately $5,189 with an expected maturity date ranging from October 2026 to April 2032 and weighted-average expected maturity of 6 years as of December 31, 2023. Coupons range from three-month SOFR (“3M”) plus 5.20% to 9.23% with a weighted-average coupon of 3M + 6.46%. As of December 31, 2023, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $268,882. As of December 31, 2023, based on outstanding notional balance, 12.3% of the portfolio was invested in Single - B rated tranches and 87.7% of the portfolio in BB rated tranches.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

As of December 31, 2023, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $1,037,730 and a fair value of $1,588,537. The fair value of $1,357,907 related to NPRC’s real estate portfolio was comprised of forty-eight multi-family properties, seven student housing properties, four senior living properties, and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of December 31, 2023:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	13,486
3	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
4	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
5	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	14,670
6	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	14,832
7	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	28,292
8	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	16,102
9	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	16,330
10	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	23,318
11	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	18,176
12	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,072
13	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	24,674
14	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	41,481
15	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	23,920
16	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,406
17	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,658
18	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	30,889
19	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
20	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	14,679
21	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
22	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	89,248
23	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	15,529
24	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	54,272
25	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,790
26	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,151
27	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
28	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	58,393
29	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,374
30	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
31	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
32	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
33	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
34	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
35	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,793
36	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,545
37	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
38	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	38,843
39	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
40	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
41	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
42	NPRC Grayson LLC	Grayson, GA	12/14/2020	47,860	40,500
43	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
44	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
45	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000
46	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
47	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,975

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
48	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,955
49	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,203
50	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,601
51	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	105,494
52	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	73,000
53	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
54	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	35,246
55	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	29,152
56	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	23,463
57	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
58	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
59	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
60	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
61	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
62	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,566
				$2,614,826	$2,187,297
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
For the six months ended December 31, 2023 and December 31, 2022, NPRC was deemed to be a significant subsidiary due to income. The following table shows summarized income statement information for NPRC for the periods included in this quarterly report:

	Six Months Ended December 31,
Summary Statement of Operations	2023	2022
Total Income	$253,571	$212,454
Operating Expenses	(110,999)	(108,196)
Operating Income	142,572	104,258
Interest Expense	(138,624)	(135,849)
Depreciation and Amortization	(53,803)	(57,939)
Fair Value Adjustment	(12,082)	(6,565)
Net Loss	$(61,937)	$(96,095)

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

During the six months ended December 31, 2023, First Tower Finance Company LLC (“First Tower Finance”) was deemed a significant subsidiary due to income. The following table shows First Tower Finance summarized income statement information for the periods included within this quarterly report:

	Six Months Ended December 31,
Summary Statement of Operations	2023	2022
Total Income	$155,035	$157,956
Total Expenses	172,731	183,453
Net Loss	$(17,696)	$(25,497)

During the six months ended December 31, 2023, Valley Electric Company, Inc. (“Valley”) was deemed a significant subsidiary due to income. The following table shows Valley summarized income statement information for the periods included within this quarterly report:

	Six Months Ended December 31,
Summary Statement of Operations	2023	2022
Total Income	$183,860	$95,197
Total Expenses	174,567	90,554
Net Income	$9,293	$4,642

Note 4. Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, PCF, a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective September 15, 2022, we completed an extension and upsizing of the revolving credit facility (the “Revolving Credit Facility”). The lenders have extended commitments of $1,954,500 as of December 31, 2023. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $2,000,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extended the maturity date to September 15, 2027 and the revolving period through September 15, 2026, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements, among other items. The Revolving Credit Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. As of December 31, 2023, we were in compliance with the applicable covenants of the Revolving Credit Facility.
Interest on borrowings under the Revolving Credit Facility is one-month SOFR plus 205 basis points. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 40 basis points if more than 60% of the credit facility is drawn, 70 basis points if more than 35% and an amount less than or equal to 60% of the credit facility is drawn, or 150 basis points if an amount less than or equal to 35% of the credit facility is drawn. The Revolving Credit Facility requires us to pledge assets as collateral in order to borrow under the credit facility. As of December 31, 2023, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility had an aggregate fair value of $3,022,696, which represents 39.1% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

additional availability up to the current commitment amount of $1,954,500. The release of any assets from PCF requires the approval of the facility agent.
For the six months ended December 31, 2023, and December 31, 2022, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Average stated interest rate	7.39%	5.64%	7.34%	4.94%
Average outstanding balance	$1,027,922	$971,799	1,064,260	968,986
As of December 31, 2023 and June 30, 2023, we had $861,149 and $697,325, respectively, available to us for borrowing under the Revolving Credit Facility, net of $864,049 and $1,014,703 outstanding borrowings as of the respective balance sheet dates.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $26,878 of fees, all of which are being amortized over the term of the facility. As of December 31, 2023 and June 30, 2023, $13,957 and $15,569, respectively, of the fees remain to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended December 31, 2023 and December 31, 2022, we recorded $22,006 and $15,769, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the six months ended December 31, 2023 and December 31, 2022, we recorded $44,706 and $27,496, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
As of December 31, 2023 and June 30, 2023, the outstanding aggregate principal amount of the 2025 Notes were $156,168 and $156,168, respectively.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Certain key terms related to the convertible features for the 2025 Notes are listed below:

2025 Notes
Initial conversion rate(1)	110.7420
Initial conversion price	$9.03
Conversion rate at December 31, 2023(1)(2)	110.7420
Conversion price at December 31, 2023(2)(3)	$9.03
Last conversion price calculation date	3/1/2023
Dividend threshold amount (per share)(4)	$0.060000
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
In connection with the issuance of the Convertible Notes, we recorded a discount of $3,369 and debt issuance costs of $2,090 which are being amortized over the terms of the Convertible Notes. As of December 31, 2023 and June 30, 2023, $683 and $964 of the original issue discount and $436 and $613, respectively, of the debt issuance costs remain to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended December 31, 2023 and December 31, 2022, we recorded $2,720 and $2,710, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the six months ended December 31, 2023 and December 31, 2022, we recorded $5,437 and $5,555, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.

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
On September 19, 2022, we commenced a tender offer to purchase for cash any and all of the $284,219 then outstanding aggregate principal amount of the 2023 Notes at a price of 98.00%, plus accrued and unpaid interest (“2023 Notes September Tender Offer”). On September 23, 2022, $347 aggregate principal amount of the 2023 Notes were validly tendered and accepted. On October 17, 2022, we commenced a tender offer to purchase for cash any and all of the $283,872 then outstanding aggregate principal amount of the 2023 Notes at a price of 98.50%, plus accrued and unpaid interest (“2023 Notes October Tender Offer”). On October 26, 2022, $1,508 aggregate principal amount of the 2023 Notes were validly tendered and accepted. On November 14, 2022, we commenced a tender offer to purchase for cash any and all of the $282,364 then outstanding aggregate principal amount of the 2023 Notes at a price of 98.75%, plus accrued and unpaid interest (“2023 Notes November Tender Offer”). On November 23, 2022, $249 aggregate principal amount of the 2023 Notes were validly tendered and accepted. As a result of 2023 Notes September Tender Offer, 2023 Notes October Tender Offer and 2023 Notes November Tender Offers during the six months ended December 31, 2022, $2,104 aggregate principal amount of the 2023 Notes were validly tendered and accepted, and we recognized a realized loss of $30 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the 2023 Notes, net of the proportionate amount of unamortized debt issuance costs.

As of December 31, 2022, the outstanding aggregate principal amount of the 2023 Notes was $282,115. On March 15, 2023 we repaid the remaining outstanding principal amount of $282,115 of the 2023 Notes, plus interest, at maturity. Following the maturity of the 2023 Notes, none of the 2023 Notes remained outstanding.
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
As of December 31, 2023 and June 30, 2023, the outstanding aggregate principal amount of the 6.375% 2024 Notes were $81,240 and $81,240, respectively.
2026 Notes
On January 22, 2021, we issued $325,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Original 2026 Notes”). The Original 2026 Notes bear interest at a rate of 3.706% per year, payable semi-annually on July 22, and January 22 of each year, beginning on July 22, 2021. Total proceeds from the issuance of the 2026 Notes, net of underwriting discounts and offering costs, were $317,720. On February 19, 2021, we issued an additional $75,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Additional 2026 Notes”, and together with the Original 2026 Notes, the “2026 Notes”). The Additional 2026 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2026 Notes and bear interest at a rate of 3.706% per year, payable semi-annually on July 22 and January 22 of each year, beginning July 22, 2021. Total proceeds from the issuance of the Additional 2026 Notes, net of underwriting discounts and offering costs, were $74,061. As of December 31, 2023 and June 30, 2023, the outstanding aggregate principal amount of the 2026 Notes were $400,000 and $400,000, respectively.
3.364% 2026 Notes

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

On May 27, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on November 15, 2026 (the “3.364% 2026 Notes”). The 3.364% 2026 Notes bear interest at a rate of 3.364% per year, payable semi-annually on November 15, and May 15 of each year, beginning on November 15, 2021. Total proceeds from the issuance of the 3.364% 2026 Notes, net of underwriting discounts and offering costs, were $293,283. As of December 31, 2023 and June 30, 2023, the outstanding aggregate principal amount of the 3.364% 2026 Notes were $300,000 and $300,000, respectively.
3.437% 2028 Notes
On September 30, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on October 15, 2028 (the “3.437% 2028 Notes”). The 3.437% 2028 Notes bear interest at a rate of 3.437% per year, payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2022. Total proceeds from the issuance of the 3.437% 2028 Notes, net of underwriting discounts and offering costs, were $291,798. As of December 31, 2023 and June 30, 2023, the outstanding aggregate principal amount of the 3.437% 2028 Notes were $300,000 and $300,000, respectively.
The 2023 Notes, the 6.375% 2024 Notes, the 2026 Notes, the 3.364% 2026 Notes, and the 3.437% 2028 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $13,417 and debt issuance costs of $13,491, which are being amortized over the term of the notes. As of December 31, 2023 and June 30, 2023, $7,613 and $8,770 of the original issue discount and $7,131 and $8,333, respectively, of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended December 31, 2023, and December 31, 2022, we recorded $11,288 and $15,605, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the six months ended December 31, 2023 and December 31, 2022, we recorded $22,562 and $31,219, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
Note 7. Prospect Capital InterNotes®
On February 13, 2020, we entered into a selling agent agreement with InspereX LLC (formerly known as “Incapital LLC”) (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with previously authorized selling agent agreements, the “InterNotes® Offerings”). On February 8, 2023, our Board of Directors reauthorized $1,000,000 of Prospect Capital InterNotes® for sale under the Selling Agent Agreement. Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of December 31, 2023, $391,007 aggregate principal amount of Prospect Capital InterNotes® were outstanding.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the six months ended December 31, 2023, we issued $38,592 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $37,996. These notes were issued with stated interest rates ranging from 5.75% to 8.00% with a weighted average interest rate of 7.35%. These notes will mature between July 15, 2026 and November 15, 2043. The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2023:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$12,980	5.75% – 7.25%	6.93%	July 15, 2026 – December 15, 2026
5	8,375	7.00% – 7.75%	7.55%	November 15, 2028 – December 15, 2028
6	899	6.00% – 6.25%	6.02%	July 15, 2029 – November 15, 2029
7	6,467	7.50% – 8.00%	7.87%	November 15, 2030 – December 15, 2030
10	7,965	6.25% – 8.00%	7.73%	July 15, 2033 – December 15, 2033
20	1,906	6.50% – 7.50%	6.58%	July 15, 2043 – November 15, 2043
	$38,592

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

During the six months ended December 31, 2022, we issued $5,476 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $5,411. These notes were issued with a stated interest rates ranging from 4.50% to 5.95% with a weighted average interest rate of 5.04%. These notes will mature between October 15, 2025 and December 15, 2032. The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2022:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$2,485	5.00% – 5.75%	5.49%	October 15, 2025 – December 15, 2025
5	2,635	4.50% – 5.50%	4.50%	July 15, 2027 – October 15, 2027
6	287	5.75%	5.75%	December 15, 2028
10	69	5.95%	5.95%	December 15, 2032
	$5,476
During the six months ended December 31, 2023, we repaid $2,443 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option of the InterNotes®. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the six months ended December 31, 2023 was $144.

The following table summarizes the Prospect Capital InterNotes® outstanding as of December 31, 2023:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$23,995	1.50% – 7.25%	5.99%	January 15, 2024 – December 15, 2026
5	104,799	2.25% – 7.75%	3.64%	January 15, 2026 – December 15, 2028
6	18,225	3.00% – 6.25%	3.54%	June 15, 2027 – November 15, 2029
7	34,856	2.75% – 8.00%	4.04%	January 15, 2028 – December 15, 2030
8	3,226	3.40% – 3.50%	3.45%	June 15, 2029 – July 15, 2029
10	87,131	3.15% – 8.00%	4.32%	August 15, 2029 – December 15, 2033
12	13,793	3.70% – 4.00%	3.95%	June 15, 2033 – July 15, 2033
15	14,282	3.50% – 4.50%	3.84%	July 15, 2036 – February 15, 2037
18	2,959	4.50% – 5.50%	4.82%	January 15, 2031 – April 15, 2031
20	3,864	5.75% – 7.50%	6.23%	November 15, 2032 – November 15, 2043
25	7,599	6.25% – 6.50%	6.37%	November 15, 2038 – May 15, 2039
30	76,278	4.00% – 6.63%	5.33%	November 15, 2042 – March 15, 2052
Principal Outstanding	$391,007
Less Discounts
Unamortized Debt Issuance	(6,900)
Carrying Amount	$384,107

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
During the three months ended December 31, 2023 and December 31, 2022 we recorded $4,031 and 3,699 respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
During the six months ended December 31, 2023 and December 31, 2022, we recorded $7,933 and $7,383, respectively, of interest costs and amortization of financings costs on the Prospect Capital InterNotes® as interest expense.
Note 8. Fair Value and Maturity of Debt Outstanding
As of December 31, 2023, our asset coverage ratio stood at 307.7% based on the outstanding principal amount of our senior securities representing indebtedness of $2,492,464 and our asset coverage ratio on our senior securities that are stock was 185.2%. As of June 30, 2023, our asset coverage ratio stood at 297.0% based on the outstanding principal amount of our senior securities representing indebtedness of $2,610,216 and our asset coverage ratio on our senior securities that are stock was 186.2%. Refer to Note 9, Equity Offerings, Offering Expenses and Distributions for additional discussion on our senior securities that are stock.
Information about our senior securities is shown in the following table as of the end of each of the last ten fiscal years and as of December 31, 2023 (All figures in this item are in thousands except per unit data):

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Credit Facility
Fiscal 2024 (as of December 31, 2023)	$864,049	$8,875	—	—
Fiscal 2023 (as of June 30, 2023)	1,014,703	7,639	—	—
Fiscal 2022 (as of June 30, 2022)	839,464	9,015	—	—
Fiscal 2021 (as of June 30, 2021)	356,937	17,408	—	—
Fiscal 2020 (as of June 30, 2020)	237,536	22,000	—	—
Fiscal 2019 (as of June 30, 2019)	167,000	34,298	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Fiscal 2018 (as of June 30, 2018)	37,000	155,503	—	—
Fiscal 2017 (as of June 30, 2017)	—	—	—	—
Fiscal 2016 (as of June 30, 2016)	—	—	—	—
Fiscal 2015 (as of June 30, 2015)	368,700	18,136	—	—
Fiscal 2014 (as of June 30, 2014)	92,000	69,470	—	—

2015 Notes(4)
Fiscal 2015 (as of June 30, 2015)	$150,000	$2,241	—	—
Fiscal 2014 (as of June 30, 2014)	150,000	2,305	—	—

2016 Notes(5)
Fiscal 2016 (as of June 30, 2016)	$167,500	$2,269	—	—
Fiscal 2015 (as of June 30, 2015)	167,500	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	167,500	2,305	—	—

2017 Notes(6)
Fiscal 2017 (as of June 30, 2017)	$50,734	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	129,500	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	130,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	130,000	2,305	—	—

2018 Notes(7)
Fiscal 2017 (as of June 30, 2017)	$85,419	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	200,000	2,305	—	—

2019 Notes(9)
Fiscal 2018 (as of June 30, 2018)	$101,647	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	200,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	200,000	2,305	—	—

5.00% 2019 Notes(10)
Fiscal 2018 (as of June 30, 2018)	$153,536	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	300,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	300,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	300,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	300,000	2,305	—	—

2020 Notes(13)
Fiscal 2019 (as of June 30, 2019)	$224,114	$2,365	—	—
Fiscal 2018 (as of June 30, 2018)	392,000	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	392,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	392,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	392,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	400,000	2,305	—	—

6.95% 2022 Notes(8)
Fiscal 2014 (as of June 30, 2014)	$100,000	$2,305	—	$1,038

2022 Notes
Fiscal 2022 (as of June 30, 2022)	$60,501	$2,733	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Fiscal 2021 (as of June 30, 2021)	111,055	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	258,240	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	328,500	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	328,500	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	225,000	2,251	—	—

2023 Notes(11)(18)
Fiscal 2022 (as of June 30, 2022)	$284,219	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	284,219	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	319,145	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	318,863	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	318,675	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	248,507	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	248,293	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	248,094	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	247,881	2,305	—	—

2024 Notes(14)
Fiscal 2020 (as of June 30, 2020)	$233,788	$2,408	—	$959
Fiscal 2019 (as of June 30, 2019)	234,443	2,365	—	1,002
Fiscal 2018 (as of June 30, 2018)	199,281	2,452	—	1,029
Fiscal 2017 (as of June 30, 2017)	199,281	2,251	—	1,027
Fiscal 2016 (as of June 30, 2016)	161,364	2,269	—	951

6.375% 2024 Notes(11)
Fiscal 2024 (as of December 31, 2023)	$81,240	$3,077	—	—
Fiscal 2023 (as of June 30, 2023)	81,240	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	81,240	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	81,389	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	99,780	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	99,726	2,365	—	—

2025 Notes
Fiscal 2024 (as of December 31, 2023)	$156,168	$3,077	—	—
Fiscal 2023 (as of June 30, 2023)	156,168	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	156,168	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	156,168	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	201,250	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	201,250	2,365	—	—

2026 Notes
Fiscal 2024 (as of December 31, 2023)	$400,000	$3,077	—	—
Fiscal 2023 (as of June 30, 2023)	400,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	400,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	400,000	2,740	—	—

3.364% 2026 Notes
Fiscal 2024 (as of December 31, 2023)	$300,000	$3,077	—	—
Fiscal 2023 (as of June 30, 2023)	300,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	300,000	2,740	—	—

3.437% 2028 Notes
Fiscal 2024 (as of December 31, 2023)	$300,000	$3,077	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Fiscal 2023 (as of June 30, 2023)	300,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—

2028 Notes(15)
Fiscal 2020 (as of June 30, 2020)	$70,761	$2,408	—	$950
Fiscal 2019 (as of June 30, 2019)	70,761	2,365	—	984
Fiscal 2018 (as of June 30, 2018)	55,000	2,452	—	1,004

2029 Notes(16)
Fiscal 2021 (as of June 30, 2021)	$69,170	$2,740	—	$1,028
Fiscal 2020 (as of June 30, 2020)	69,170	2,408	—	970
Fiscal 2019 (as of June 30, 2019)	69,170	2,365	—	983

Prospect Capital InterNotes®
Fiscal 2024 (as of December 31, 2023)	$391,007	$3,077	—	—
Fiscal 2023 (as of June 30, 2023)	358,105	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	347,564	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	508,711	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	680,229	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	707,699	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	760,924	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	980,494	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	908,808	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	827,442	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	785,670	2,305	—	—

6.50% Preferred Stock
Fiscal 2024 (as of December 31, 2023)	$684,536	$46	$25	$—
Fiscal 2023 (as of June 30, 2023)	533,216	47	25	—

5.50% Preferred Stock
Fiscal 2024 (as of December 31, 2023)	$832,804	$46	$25	—
Fiscal 2023 (as of June 30, 2023)	870,268	47	25	—
Fiscal 2022 (as of June 30, 2022)	590,197	54	25	—
Fiscal 2021 (as of June 30, 2021)	137,040	65	25	—

5.35% Preferred Stock
Fiscal 2024 (as of December 31, 2023)	$131,279	$46	$25	$16.60
Fiscal 2023 (as of June 30, 2023)	149,066	47	$25	15.98
Fiscal 2022 (as of June 30, 2022)	150,000	54	$25	21.08

All Senior Securities(11)(12)
Fiscal 2024 (as of December 31, 2023)	$4,141,083	$1,852	—	—
Fiscal 2023 (as of June 30, 2023)	4,162,766	1,862	—	—
Fiscal 2022 (as of June 30, 2022)	3,509,353	2,156	—	—
Fiscal 2021 (as of June 30, 2021)	2,404,689	2,584	—	—
Fiscal 2020 (as of June 30, 2020)	2,169,899	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	2,421,526	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	2,346,563	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	2,681,435	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	2,707,465	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	2,983,736	2,241	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Fiscal 2014 (as of June 30, 2014)	2,773,051	2,305	—	—

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
(12)While we do not consider commitments to fund under revolving arrangements to be Senior Securities, if we were to elect to treat such unfunded commitments, which were $27,582 as of December 31, 2023 as Senior Securities for purposes of Section 18 of the 1940 Act, our asset coverage per unit would be $1,840.
(13)We repaid the outstanding principal amount of the 2020 Notes on April 15, 2020.
(14)We redeemed the 2024 Notes on February 16, 2021.
(15)We redeemed the 2028 Notes on June 15, 2021.
(16)We redeemed the 2029 Notes on December 30, 2021.
(17)We redeemed the 2022 Notes on July 15, 2022.
(18)We redeemed the 2023 Notes on March 15, 2023.
The following table shows our outstanding debt as of December 31, 2023:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value		Effective Interest Rate
Revolving Credit Facility		$864,049	$13,957	$864,049	(1)	$864,049	(2)	1M SOFR +	2.05%	(5)

2025 Notes		156,168	1,119	155,049		155,815	(3)	6.63%		(6)
Convertible Notes		156,168		155,049		155,815

6.375%	2024 Notes	81,240	9	81,231		81,134	(3)	6.57%		(6)
2026 Notes		400,000	4,264	395,736		377,716	(3)	3.98%		(6)
3.364%	2026 Notes	300,000	4,065	295,935		270,957	(3)	3.60%		(6)
3.437%	2028 Notes	300,000	6,406	293,594		254,235	(3)	3.64%		(6)
Public Notes		1,081,240		1,066,496		984,042

Prospect Capital InterNotes®		391,007	6,900	384,107		362,926	(4)	5.99%		(7)
Total		$2,492,464		$2,469,701		$2,366,832
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The following table shows the contractual maturities by fiscal year of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of December 31, 2023:

	Payments Due by Fiscal Year ending June 30,
	Total	Remainder of 2024	2025	2026	2027	2028	After 5 Years
Revolving Credit Facility	$864,049	$—	$—	$—	$—	$864,049	$—
Convertible Notes	156,168	—	156,168	—	—	—	—
Public Notes	1,081,240	81,240	—	400,000	300,000	—	300,000
Prospect Capital InterNotes®	391,007	662	1,499	38,742	87,091	15,279	247,734
Total Contractual Obligations	$2,492,464	$81,902	$157,667	$438,742	$387,091	$879,328	$547,734

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
Preferred Stock
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”), as amended on June 9, 2022, October 7, 2022, February 10, 2023, and December 29, 2023, pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and dealer manager for the Company’s offering of up to 80,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock will initially be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”), the 6.50% Series A3 Preferred Stock (“Series A3 Preferred Stock”), the 6.50% Series M3 Preferred Stock (“Series M3 Preferred Stock”), the Floating Rate Series A4 Preferred Stock (“Series A4 Preferred Stock”), and the Floating Rate Series M4 Preferred Stock (“Series M4 Preferred Stock”, and together with the Series A4 Preferred Stock, the “Floating Rate Preferred Stock”). In connection with such offering, on August 3, 2020, June 9, 2022, October 11, 2022, February 10, 2023 and December 28, 2023 (two filings) we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland (“SDAT”), reclassifying and designating 120,000,000, 60,000,000, 120,000,000, 60,000,000, 160,000,000, and 40,000,000 shares, respectively, of the Company’s authorized and unissued shares of common stock into shares of preferred stock as “Convertible Preferred Stock.”

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

In connection with the offerings of the 5.50% Preferred Stock, the 6.50% Preferred Stock, and the Floating Rate Preferred Stock, we adopted and amended, respectively, a preferred stock dividend reinvestment plan (the “Preferred Stock Plan” or the “Preferred Stock DRIP”), pursuant to which (i) holders of the Floating Rate Preferred Stock will have dividends on their Floating Rate Preferred Stock reinvested in additional shares of Floating Rate Preferred Stock at a price per share of $25.00 and (ii) holders of the 5.50% Preferred Stock and the 6.50% Preferred Stock will have dividends on their 5.50% Preferred Stock and 6.50% Preferred Stock automatically reinvested in additional shares of such 5.50% Preferred Stock and 6.50% Preferred Stock at a price per share of $23.75 (95% of the stated value of $25.00 per share), if they elect.

Each series of 5.50% Preferred Stock, 6.50% Preferred Stock, and Floating Rate Preferred Stock, ranks (with respect to the payment of dividends and rights upon liquidation, dissolution or winding up) (a) senior to our common stock, (b) on parity with each other series of our preferred stock, and (c) junior to our existing and future secured and unsecured indebtedness. See Note 8, Fair Value and Maturity of Debt Outstanding for further discussion on our senior securities.
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
Shares of the Floating Rate Preferred Stock are redeemable, at the option of the holder of such Floating Rate Preferred Stock, on a monthly basis (the “Holder Optional Redemption”). For all shares of Floating Rate Preferred Stock duly submitted for redemption on or before a monthly Holder Redemption Deadline (defined in the prospectus supplement dated December 29, 2023), the HOR Settlement Amount (as defined below) is determined on any business day after such Holder Redemption Deadline but before the Holder Redemption Deadline occurring two months thereafter (such date, the “Holder Redemption Exercise Date”). Within such period, we may select the Holder Redemption Exercise Date in our sole discretion. We will settle any Holder Optional Redemption by paying the HOR Settlement Amount in cash. In addition, the aggregate amount of Holder Optional Redemptions by the holder of Floating Rate Preferred Stock is subject to the following redemption limits: (i) no more than 2% of the outstanding Floating Rate Preferred Stock, in aggregate, as of the end of the most recent fiscal quarter will be

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

redeemed per calendar month; (ii) no more than 5% of the outstanding Floating Rate Preferred Stock, in aggregate, as of the end of the most recent fiscal quarter will be redeemed per fiscal quarter and (iii) no more than 20% of the outstanding Floating Rate Preferred Stock, in aggregate, as of the end of the most recent fiscal quarter will be redeemed per Annual Redemption Period. An “Annual Redemption Period” means our then current fiscal quarter and the three fiscal quarters immediately preceding our then current fiscal quarter. A share of Series A4 Preferred Stock is subject to an early redemption fee if it is redeemed by its holder within five years of issuance. Redemption capacity of the Floating Rate Preferred Stock will be allocated on a pro rata basis based on the number of shares of Floating Rate Preferred Stock, as applicable, submitted in the event that a monthly redemption is oversubscribed, based on any of the foregoing redemption limits. We may waive the foregoing redemption limits in our sole discretion at any time.
For the Series A4 Preferred Stock, “HOR Settlement Amount” means (A) the stated value, plus (B) unpaid dividends accrued to, but not including, the Holder Redemption Exercise Date, minus (C) the Series A4 Preferred Stock Holder Optional Redemption fee applicable on the respective Holder Redemption Deadline.
For the Series M4 Preferred Stock, “HOR Settlement Amount” means (A) the stated value, plus (B) unpaid dividends accrued to, but not including, the Holder Redemption Exercise Date, but if a holder of Series M4 Preferred Stock exercises a Holder Optional Redemption within the first twenty-four months of issuance of such Series M4 Preferred Stock, the HOR Settlement Amount payable to such holder will be reduced by (i) during the first twelve months of issuance of such Series M4 Preferred Stock, the aggregate amount of all dividends, whether paid or accrued, on such Series M4 Preferred Stock in the six-month period prior to the Holder Redemption Exercise Date, and (ii) during the second twelve months of issuance of such Series M4 Preferred Stock, the aggregate amount of all dividends, whether paid or accrued, on such Series M4 Preferred Stock in the three-month period prior to the Holder Redemption Exercise Date (such amount, the “Series M4 Shares Clawback”). We are permitted to waive the Series M4 Shares Clawback through public announcement of the terms and duration of such waiver. Any such waiver would apply to any holder of Preferred Stock qualifying for the waiver and exercising a Holder Optional Redemption during the pendency of the term of such waiver. Although we have retained the right to waive the Series M4 Shares Clawback in the manner described above, we are not required to establish any such waivers an we may never establish any such waivers.
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
During the three and six months ended December 31, 2023, we exchanged an aggregate of 267,740 Series M1 Preferred Stock for an aggregate of 267,740 newly-issued Series M3 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). The Series M3 Preferred Stock issued in the exchanges were issued in each case to an existing security holder of the Company exclusively in exchange for such holder’s securities and no commission or other remuneration was paid or given for soliciting the exchange. Stockholders who exchange Series M1 Preferred Stock for Series M3 Preferred Stock will receive unpaid dividends on their Series M1 Preferred Stock accrued to, but not including, the Exchange Exercise Date in cash. Upon settlement, the carrying amount (including any premiums or discounts and a

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

proportional amount of any issuance costs) of the Series M1 Preferred Stock are reclassified to Series M3 Preferred Stock, with no gain or loss recognized.
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
During the three months ended December 31, 2023, we repurchased 17,994 shares of Series A Preferred Stock for a total cost of approximately $278, including fees and commissions paid to the broker, representing an average purchase price of $15.41 per share. The difference in the consideration transferred and the net carrying value of the Series A Preferred Stock repurchased, which was $434, resulted in a gain applicable to common stock holders of approximately $156 during the three months ended December 31, 2023. During the six months ended December 31, 2023, we repurchased 80,303 shares of Series A Preferred Stock for a total cost of approximately $1,279, including fees and commissions paid to the broker, representing an average repurchase price of $15.76 per share. The difference in the consideration transferred and the net carrying value of the Series A Preferred Stock repurchased, which was $1,936, resulted in a gain applicable to common stock holders of approximately $657 during the six months ended December 31, 2023. The repurchased shares reverted to authorized but unissued shares of Series A Preferred Stock and thus the Company holds no treasury stock.
On October 30, 2023, we commenced a tender offer (the “Series A Preferred Stock Tender Offer”) to purchase for cash any and all of 5,882,351 shares of outstanding Series A Preferred Stock at a price of $15.88, plus accrued and unpaid dividends for a total consideration of $16.00 per share. The Series A Preferred Stock Tender Offer expired at 5:00 p.m., New York City time, on November 29, 2023 and as a result, $15,780 aggregate liquidation amount of the Series A Preferred Stock were validly tendered and accepted, and we recognized a realized gain of $5,197 from the purchase of 631,194 shares of Series A Preferred Stock in the amount of the difference between the consideration transferred and the net carrying amount of the Series A Preferred Stock.
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
For so long as the Series A Preferred Stock and the Floating Rate Preferred Stock is outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, if dividends on the Preferred Stock have accumulated and been unpaid for a period of two years, a possibility of redemption outside of the Company’s control exists and, in accordance with ASC 480, we have presented our 5.50% Preferred Stock, 6.50% Preferred Stock, and Series A Preferred Stock, and will present our Floating Rate Preferred Stock (when and if any Floating Rate Preferred Stock is issued), within temporary equity on our Consolidated Statement of Assets and Liabilities as of December 31, 2023 and June 30, 2023.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Shares of the Floating Rate Preferred Stock will pay a monthly dividend, when, and if authorized by, or under authority granted by, the Board, and declared by us out of funds legally available therefor, at an annualized floating rate equal to one-month Term SOFR (as defined in the Prospectus Supplement dated December 29, 2023) plus 2.00%, subject to a minimum annualized dividend rate of 6.50% (the “Cap Rate”) and a maximum annualized dividend rate of 8.00%, each with respect to the stated value of $25.00 per share of the Floating Rate Preferred Stock (computed on the basis of a 360-day year consisting of twelve 30-day months). The floating dividend rate on the Floating Rate Preferred Stock will reset upon each dividend authorization by the Board, and will reset to the applicable rate as determined two U.S. Government Securities Business Days (as defined in the Prospectus Supplement dated December 29, 2023) prior to such authorization, as adjusted for the terms herein. The applicable floating dividend rate on the Floating Rate Preferred Stock is presently expected to reset approximately once every three months.
Shares of the Series A Preferred Stock will pay a quarterly dividend, when and if declared by the Board, at a fixed annual rate of 5.35% per annum of the Stated Value of $25.00 per share (computed on the bases of a 360-day year consisting of twelve 30-day months), payable in cash.
During the six months ended December 31, 2023 and December 31, 2022, we distributed approximately $23,452 and $22,937, respectively, to our 5.50% Preferred Stock holders. During the six months ended December 31, 2023 and December 31, 2022, we distributed approximately $19,882 and $2,411 to our 6.50% Preferred Stock holders. During the six months ended December 31, 2023 and December 31, 2022, we distributed approximately $3,950 and $4,012 to our 5.35% Series A Preferred Stock holders. During the six months ended December 31, 2023, we made no distributions on our Floating Rate Preferred Stock because there was no Floating Rate Preferred Stock outstanding as of December 31, 2023.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Our distributions to our 5.50% Preferred Stock holders, 6.50% Preferred Stock holders, and 5.35% Series A Preferred Stock holders for the six months ended December 31, 2023 and December 31, 2022, are summarized in the following table:

Declaration Date	Record Date	Payment Date	Amount ($ per share), before pro ration for partial periods	Amount Distributed
5.50% Preferred Stock holders
5/9/2023	7/19/2023	8/1/2023	$0.114583	$3,968
5/9/2023	8/16/2023	9/1/2023	0.114583	3,961
8/29/2023	9/20/2023	10/2/2023	0.114583	3,907
8/29/2023	10/18/2023	11/1/2023	0.114583	3,883
8/29/2023	11/15/2023	12/1/2023	0.114583	3,879
11/8/2023	12/20/2023	1/2/2024	0.114583	3,854
Distributions for the six months ended December 31, 2023				$23,452

5/9/2022	7/20/2022	8/1/2022	$0.114583	$3,104
5/9/2022	8/17/2022	9/1/2022	0.114583	3,721
8/29/2022	9/21/2022	10/3/2022	0.114583	3,928
8/29/2022	10/19/2022	11/1/2022	0.114583	4,077
8/29/2022	11/16/2022	12/1/2022	0.114583	4,056
11/9/2022	12/21/2022	1/3/2023	0.114583	4,051
Distributions for the six months ended December 31, 2022				$22,937

6.50% Preferred Stock holders
5/9/2023	7/19/2023	8/1/2023	$0.135417	$2,978
5/9/2023	8/16/2023	9/1/2023	0.135417	3,111
8/29/2023	9/20/2023	10/2/2023	0.135417	3,279
8/29/2023	10/18/2023	11/1/2023	0.135417	3,375
8/29/2023	11/15/2023	12/1/2023	0.135417	3,512
11/8/2023	12/20/2023	1/2/2024	0.135417	3,627
Distributions for the six months ended December 31, 2023				$19,882

11/9/2022	11/16/2022	12/1/2022	0.135417	978
11/9/2022	12/21/2022	1/3/2023	0.135417	1,433
Distributions for the six months ended December 31, 2022				$9,368

5.35% Preferred Stock holders
5/9/2023	7/19/2023	8/1/2023	$0.334375	$1,983
8/29/2023	10/18/2023	11/1/2023	0.334375	1,967
Distributions for the six months ended December 31, 2023				$3,950

5/9/2022	7/20/2022	8/1/2022	$0.334375	$2,006
8/29/2022	10/19/2022	11/1/2022	0.334375	2,006
Distributions for the six months ended December 31, 2022				$4,012
The above table includes dividends paid during the six months ended December 31, 2023. It does not include distributions previously declared to the 5.50% Preferred Stock holders, 6.50% Preferred Stock holders, and 5.35% Series A Preferred Stock holders of record for any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and paid subsequent to December 31, 2023:
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on January 17, 2024 with a payment date of February 1, 2024.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on February 21, 2024 with a payment date of March 1, 2024.
•$0.135417 per share (before pro ration for partial period holders of record) for 6.50% Preferred Stock holders of record on January 17, 2024 with a payment date of February 1, 2024.
•$0.135417 per share (before pro ration for partial period holders of record) for 6.50% Preferred Stock holders of record on February 21, 2024 with a payment date of March 1, 2024.
•$0.334375 per share (before pro ration for partial period holders of record) for 5.35% Series A Preferred Stock holders of record on January 17, 2024 with a payment date of February 1, 2024.
As of December 31, 2023, we have accrued approximately $19 and $1,171 in dividends that have not yet been paid for our 6.50% Preferred Stock holders and 5.35% Series A Preferred Stock holders, respectively.
The following table shows our outstanding Preferred Stock as of December 31, 2023:

Series	Maximum Offering Size (Shares)		Maximum Aggregate Liquidation Preference of Offering		Inception to Date Preferred Shares Issued via Offering	Inception to Date Liquidation Preference Issued via Offering	Preferred Stock Outstanding		Liquidation Preference Outstanding
Series A1	80,000,000	(1)	$2,000,000	(1)	31,448,021	$786,201	30,577,526	(4)	$764,438
Series M1	80,000,000	(1)	2,000,000	(1)	4,110,318	102,758	2,570,651	(4)	64,266
Series M2	80,000,000	(1)	2,000,000	(1)	—	—	—		—
Series A3	80,000,000	(1)	2,000,000	(1)	23,872,168	596,804	23,799,016	(4)	594,975
Series M3	80,000,000	(1)	2,000,000	(1)	3,355,763	83,894	3,582,404	(4)	89,560
Series A4	80,000,000	(1)	2,000,000	(1)	—	—	—		—
Series M4	80,000,000	(1)	2,000,000	(1)	—	—	—		—
Series AA1	10,000,000	(2)	250,000	(2)	—	—	—		—
Series MM1	10,000,000	(2)	250,000	(2)	—	—	—		—
Series AA2	10,000,000	(2)	250,000	(2)	—	—	—		—
Series MM2	10,000,000	(2)	250,000	(2)	—	—	—		—
Series A2	187,000		4,675		187,000	4,675	164,000		4,100
Series A	6,000,000		150,000		6,000,000	150,000	5,251,157	(5)	131,279
Total	96,187,000	(3)	$2,404,675	(3)	68,973,270	$1,724,332	65,944,753	(6)	$1,648,619	(6)
(1) The maximum offering of 80,000,000 shares and $2,000,000 aggregate liquidation preference is for any combination of Series A1, Series M1, Series M2, Series A3, Series M3, Series A4, and Series M4 shares.
(2) The maximum offering of 10,000,000 shares and $250,000 aggregate liquidation preference is for any combinations of Series AA1, Series MM1, Series AA2, and Series MM2.
(3) The authorized maximum offering size of Preferred Stock as of December 31, 2023 is 96,187,000 shares, par value $0.001 per share, with an aggregate liquidation preference of $2,404,675, a liquidation preference of $25.00 per share. The totals referenced in the above table are in light of the combined maximum offering amounts for the various series of shares identified in footnote 1 and footnote 2 and the table columns are not intended to foot.
(4) Preferred Stock shares outstanding is calculated as shares issued under the respective offering program, net of additional shares issued through the Preferred Stock DRIP and net of Preferred Stock conversions to common stock through the Holder Optional Redemption and Optional Redemption Upon Death of Holder. Refer to subsequent tables for respective fiscal year activity.
(5) Preferred Stock shares outstanding is calculated as shares issued under the respective offering program net of shares repurchased via open market purchases and shares retired via the Tender Offer. Refer to subsequent tables for respective fiscal year activity.
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
(6) Does not foot due to rounding.
Preferred Stock issued prior to the issuance of our 5.35% Series A Preferred Stock has a carrying value equal to liquidation value per share on our Consolidated Statements of Assets and Liabilities. Subsequent issuances of our Preferred Stock classified as temporary equity are recorded net of issuance costs. The carrying value is inclusive of cumulative accrued and unpaid dividends as of December 31, 2023.
Series A1, Series M1, Series A3, and Series M3 shares outstanding are net of dividend reinvestments paid and conversions to common stock in accordance with their liquidation features. Series A shares outstanding are net of shares repurchased via the authorized repurchase of Series A Preferred Stock. The following tables show such activity during the six months ended December 31, 2023:

Series	June 30, 2023 Shares Outstanding		Shares Issued		Preferred Stock DRIP		Exchanges	Redemptions/Repurchases(1)	December 31, 2023 Shares Outstanding
Series A1	30,965,138		—		32,820		—	(420,432)	30,577,526
Series M1	3,681,591		—		1,400		(267,740)	(844,600)	2,570,651
Series A3	18,829,837		5,016,899		28,762		—	(76,483)	23,799,016	(2)
Series M3	2,498,788		841,148		2,349		267,740	(27,621)	3,582,404
Series A2	164,000		—		—		—	—	164,000
Series A	5,962,654		—		—		—	(711,497)	5,251,157
Total	62,102,009	(2)	5,858,047	(3)	65,330	(2)	—	(2,080,633)	65,944,753	(2)
(1)During the six months ended December 31, 2023, 1,369,136 shares of the 5.50% Preferred Stock and 6.50% Preferred Stock were converted to common shares via Holder Optional Redemptions and Optional Redemptions Upon Death of Holder, 80,303 of the 5.35% Series A Preferred Stock were repurchased via open market purchases, and 711,497 of the 5.35% Series A Preferred Stock were retired via the Tender Offer.
(2)Does not foot or crossfoot due to fractional share rounding.
(3)During the six months ended December 31, 2023, we issued 5,858,047 shares of Preferred Stock for net proceeds of $748,223 with a liquidation value of $146,451.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The following tables show such activity during the six months ended December 31, 2022:

Series	June 30, 2022 Shares Outstanding		Shares Issued		Shares issued through Preferred Stock DRIP	Shares Converted to Common(1)	December 31, 2022 Shares Outstanding
Series A1	20,794,645		10,610,836		20,272	(281,874)	31,143,878	(3)
Series M1	2,626,238		1,469,566		523	(99,566)	3,996,761
Series A3	—		10,187,160		—	(2,813)	10,184,347
Series M3	—		1,157,619		—	(600)	1,157,019
Series A2	187,000		—		—	—	187,000
Series A	6,000,000		—		—	—	6,000,000
Total	29,607,882	(3)	23,425,181	(2)	20,795	(384,853)	52,669,005
(1)Convert to common shares via Holder Optional Redemptions and Optional Redemption Upon Death of Holder.
(2)During the six months ended December 31, 2022, we issued 23,425,181 shares of Preferred Stock for net proceeds of $523,800 with a liquidation value of $585,630.
(3)Does not foot or crossfoot due to fractional share rounding.

Common Stock
Our common stockholders’ equity accounts as of December 31, 2023 and June 30, 2023 reflect cumulative shares issued, net of shares previously repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemptions Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify stockholders of our intention to purchase our common stock.
We did not repurchase any shares of our common stock under the Repurchase Program for the six months ended December 31, 2023 and December 31, 2022. As of December 31, 2023, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
Excluding common stock dividend reinvestments and shares issued in connection with the 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemption Upon Death of Holder, during the six months ended December 31, 2023 and December 31, 2022, we did not issue any shares of our common stock.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

During the six months ended December 31, 2023 and December 31, 2022, we distributed approximately $147,308 and $142,742, respectively, to our common stockholders. The following table summarizes our distributions to common stockholders declared and payable for the six months ended December 31, 2023 and December 31, 2022:

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/9/2023	7/27/2023	8/22/2023	$0.06	$24,317
5/9/2023	8/29/2023	9/20/2023	0.06	24,418
8/29/2023	9/27/2023	10/19/2023	0.06	24,517
8/29/2023	10/27/2023	11/20/2023	0.06	24,611
11/8/2023	11/28/2023	12/19/2023	0.06	24,692
11/8/2023	12/27/2023	1/18/2024	0.06	24,753
Total declared and payable for the six months ended December 31, 2023				$147,308

5/9/2022	7/27/2022	8/18/2022	$0.06	$23,635
5/9/2022	8/29/2022	9/21/2022	0.06	23,670
8/29/2022	9/28/2022	10/20/2022	0.06	23,767
8/29/2022	10/27/2022	11/17/2022	0.06	23,857
11/9/2022	11/28/2022	12/20/2022	0.06	23,888
11/9/2022	12/28/2022	1/19/2023	0.06	23,925
Total declared and payable for the six months ended December 31, 2022				$142,742
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during six months ended December 31, 2023 and December 31, 2022. It does not include distributions previously declared to common stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to December 31, 2023:
•$0.06 per share for January 2024 holders of record on January 29, 2024 with a payment date of February 20, 2024.
During the six months ended December 31, 2023 and December 31, 2022, we issued 3,219,691 and 4,459,506 shares of our common stock, respectively, in connection with the common stock dividend reinvestment plan.
During the six months ended December 31, 2023, Prospect officers and directors purchased 359,089 shares of our common stock, or 0.09% of total outstanding shares as of December 31, 2023, both through the open market transactions and shares issued in connection with our common stock dividend reinvestment plan.
As of December 31, 2023, we have reserved 17,294,357 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5) and 1,000,000,000 shares of our common stock for issuance upon conversion of the 5.50% Preferred Stock and the 6.50% Preferred Stock.
Note 10. Other Income
Other income consists of structuring fees, amendment fees, overriding royalty interests, receipts related to net profit and revenue interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three and six months ended December 31, 2023 and December 31, 2022:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Structuring and amendment fees (refer to Note 3)	$3,174	$5,103	$19,565	$9,730
Royalty, net profit and revenue interests	11,616	14,609	25,783	35,287
Administrative agent fees	181	111	362	261
Total other income	$14,971	$19,823	$45,710	$45,278

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 11. Net Increase (Decrease) in Net Assets per Common Share
Basic earnings (loss) per share is calculated by dividing the net increase (decrease) in net assets resulting from operations, less preferred dividends plus net gain on repurchase of preferred stock, by the weighted average number of common shares outstanding for that period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding using the if-converted method for the 5.50% Preferred Stock, the 6.50% Preferred Stock (Refer to Note 9) and, beginning on July 1, 2022, for the 2025 Notes (Refer to Note 5).
Diluted earnings per share excludes all dilutive potential common shares if their effect is anti-dilutive.
During the three and six months ended December 31, 2023, conversion of our convertible instruments had an anti-dilutive effect and therefore, conversion is not assumed.
The following information sets forth the computation of basic and diluted earnings per common share during the three and six months ended December 31, 2023 and December 31, 2022.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2023	2022	2023	2022
Net increase (decrease) in net assets resulting from operations - basic	$(51,436)	$55,623	$42,575	$(49,576)
Adjustment for dividends on Convertible Preferred Stock	—	11,720	—	—
Adjustment for interest on Convertible Notes	—	2,166	—	—
Net increase (decrease) in net assets resulting from operations - diluted	$(51,436)	$69,509	$42,575	$(49,576)

Weighted average common shares outstanding - basic	410,942,812	397,685,022	408,646,716	396,011,231
Weighted average common shares from assumed conversion of Convertible Preferred Stock	—	132,389,021	—	—
Weighted average common shares from assumed conversion of Convertible Notes	—	17,294,357	—	—
Weighted average shares of common stock outstanding - diluted	410,942,812	547,368,400	408,646,716	396,011,231

Earnings (loss) per share - basic	$(0.13)	$0.14	$0.10	$(0.13)
Earnings (loss) per share - diluted	$(0.13)	$0.13	$0.10	$(0.13)

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

	Tax Year Ended August 31,
	2023	2022	2021
Ordinary income	$239,024	$231,984	$251,171
Capital gain	—	49,719	—
Return of capital	48,899	—	25,784
Total distributions paid to common stockholders	$287,923	$281,703	$276,955

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

	Tax Year Ended August 31,
	2023		2022	2021
Net increase (decrease) in net assets resulting from operations	$(88,043)		$735,337	$428,106
Net realized losses on investments	40,794		22,375	16,173
Net unrealized (gains) losses on investments	480,916		(405,414)	(143,654)
Other temporary book-to-tax differences(1)	(151,220)		(66,363)	(47,330)
Permanent differences	27		30	(20)
Taxable income before deductions for distributions	$282,474	(1)	$285,965	$253,275
(1) Temporary book-to-tax differences include timing recognition of CLO income, flow-through investment income/loss, and dividend income from portfolio companies
As of our most recent tax year ended August 31, 2023, we had no undistributed ordinary income in excess of cumulative distributions and no capital gain in excess of cumulative distributions.
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. As of our most recent tax year ended August 31, 2023, we had a capital loss carryforward of $100,954 available for use in later tax years.

Tax Year Ended August 31, 2023
Undistributed ordinary income	$—
Undistributed long-term capital gains	—
Capital loss carryforwards	$100,954
As of December 31, 2023, the cost basis of investments for tax purposes was $7,506,693 resulting in an estimated net unrealized gain of $112,761. As of June 30, 2023, the cost basis of investments for tax purposes was $8,028,254 resulting in an estimated net unrealized loss of $303,323. As of December 31, 2023, the gross unrealized gains and losses were $1,227,035 and $1,114,274, respectively. As of June 30, 2023, the gross unrealized gains and losses were $1,334,168 and $1,637,491, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of December 31, 2023 and June 30, 2023 was calculated based on the book cost of investments as of December 31, 2023 and June 30, 2023, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2023 and 2022, respectively.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	December 31, 2023	June 30, 2023
Tax cost of Investments	$7,506,693	$8,028,254

Tax unrealized appreciation	1,227,035	1,334,168
Tax unrealized depreciation	1,114,274	1,637,491
Net unrealized appreciation(depreciation)	$112,761	$(303,323)
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
The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from us, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our total assets. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. The total gross base management fee incurred to the favor of the Investment Adviser was $39,087 and $38,882 during the three months ended December 31, 2023 and December 31, 2022, respectively. The total gross base management fee incurred to the favor of the Investment Advisor was $78,376 and $77,196 during the six months ended December 31, 2023 and December 31, 2022, respectively.
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
The total income incentive fee incurred was $18,325 and $22,505 during the three months ended December 31, 2023 and December 31, 2022, respectively. The fees incurred for the six months ended December 31, 2023 and December 31, 2022 were $43,942 and $44,131, respectively. No capital gains incentive fee was incurred during the six months ended December 31, 2023 and December 31, 2022.
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
The allocation of net overhead expense from Prospect Administration was $12,252 and $3,618 for the three months ended December 31, 2023 and December 31, 2022, respectively. Prospect Administration received estimated payments of $964 and $548 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax, and other administrative services during the three months ended December 31, 2023 and December 31, 2022, respectively.
The allocation of net overhead expense from Prospect Administration was $14,365 and $6,717 for the six months ended December 31, 2023 and December 31, 2022, respectively. Prospect Administration received estimated payments of $4,432 and $2,102 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax, and other administrative services during the six months ended December 31, 2023 and December 31, 2022, respectively. In addition, we were given a credit in the amount of $1,212 for legal expense incurred on behalf of our portfolio companies that were remitted to Prospect Administration during the six months ended December 31, 2022. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount.
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
During the three months ended December 31, 2023 and December 31, 2022, we received payments of $2,217, and $2,932, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the six months ended December 31, 2023 and December 31, 2022, we received payments of $4,500 and $4,692, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration.
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
We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the three months ended December 31, 2023 and December 31, 2022, we recognized expenses that were reimbursed for valuation services of $20 and $24, respectively. During the six months ended December 31, 2023 and December 31, 2022, we recognized expenses that were reimbursed for valuation services of $41 and $45, respectively. Conversely, Priority Income Fund, Inc. and Prospect Floating Rate and Alternative Income Fund, Inc. (f/k/a Prospect Sustainable Income Fund, Inc.) reimburse us for software fees, expenses which were initially incurred by Prospect. During the three months ended December 31, 2023 the amount due for the software fees was $43. During the six months ended December 31, 2023 the amount due for the software fees was $60. No such fees were incurred during the three and six months ended December 31, 2022.

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
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings of Delaware LLC (“CP Holdings”), a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy Services, Inc. (“CP Energy”), and the remaining equity is owned by CP Energy management. CP Energy owns directly or indirectly 100% of each of CP Well; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”) a portfolio company of Prospect with $29,759 in first lien term loans (the “Spartan Term Loans”) due to us as of December 31, 2023. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loans.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Interest Income
Interest Income from CP Energy	$2,783	$1,756	$5,510	$3,277
Interest Income from Spartan	1,195	800	2,329	1,500
Total Interest Income	$3,978	$2,556	$7,839	$4,777
Reimbursement of Legal, Tax, etc. (1)	$77	$—	$77	$21
1) Paid from CP Energy to Prospect Administration LLC (“PA”) as reimbursement for legal, tax, and portfolio level accounting services provided directly to CP Energy (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Additions	$—	$—	$2,900	$—
Interest Income Capitalized as PIK
CP Energy	$2,713	$—	$2,713	$1,521
Spartan	1,161	532	1,923	1,231
Total Interest Income Capitalized as PIK	$3,874	$532	$4,636	$2,752

	As of
	December 31, 2023	June 30, 2023
Interest Receivable (2)	$3,244	$41
Other Receivables (3)	523	297
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

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Interest Income	$2,046	$1,954	$4,050	$3,813
Other Income
Structuring Fee	$—	$62	$—	$62
Total Other Income	$—	$62	$—	$62
Managerial Assistance (1)	$175	$175	$350	$350
Reimbursement of Legal, Tax, etc.(2)	—	57	—	57
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Additions	$—	$3,120	$—	$3,120
Accreted Original Issue Discount	270	199	520	384
Interest Income Capitalized as PIK	1,368	1,149	2,713	2,846

	As of
	December 31, 2023	June 30, 2023
Interest Receivable (2)	$715	$22
Other Receivables (3)	—	40
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

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Interest Income	$1,028	$892	$1,809	$1,761
Managerial Assistance (1)	63	63	125	125
Reimbursement of Legal, Tax, etc.(2)	3	10	6	12
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

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Interest Income Capitalized as PIK	$—	$—	$—	$1,588
Repayment of loan receivable	—	—	1,862	—

	As of
	December 31, 2023	June 30, 2023
Interest Receivable (3)	$1,405	$2,035
Other Receivables (4)	2	10
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

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Interest Income	$15,690	$14,128	$30,998	$34,363
Managerial Assistance (1)	600	1,200	1,200	1,200
(1) No income recognized by Prospect. MA payments were paid from First Tower to Prospect and subsequently remitted to PA.

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Interest Income Capitalized as PIK	$11,188	$5,186	$16,776	$14,762

	As of
	December 31, 2023	June 30, 2023
Interest Receivable (2)	$224	$165
Other Receivables (3)	28	1
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

	As of
	December 31, 2023	June 30, 2023
Other Receivables	$6	$6

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Interest Income	$9,203	$8,070	$18,212	$15,578
Managerial Assistance (1)	366	366	731	731
Reimbursement of Legal, Tax, etc.(2)	—	—	5	—
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

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Interest Income Capitalized as PIK	$5,723	$5,078	$11,277	$10,059

	As of
	December 31, 2023	June 30, 2023
Interest Receivable (3)	$306	$97
Other Receivables (4)	3	3
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from InterDent to Prospect for reimbursement of expenses paid by Prospect on behalf of InterDent.

Kickapoo Ranch Pet Resort

Prospect owns 100% of the membership interest of Kickapoo Ranch Pet Resort (“Kickapoo”). Kickapoo is a luxury pet boarding facility.

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Dividend Income	$—	$50	$80	$100

	As of
	December 31, 2023	June 30, 2023
Other Receivables (1)	$20	$13
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Interest Income	$2,233	$2,157	$4,438	$4,054
Managerial Assistance (1)	75	75	150	150
Reimbursement of Legal, Tax, etc.(2)	—	—	6	—
Realized (Loss) Gain	—	(1)	—	(1)
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

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Interest Income Capitalized as PIK	$—	$1,029	$—	$1,029
Repayment of Loan Receivable	—	1,029	—	1,602

	As of
	December 31, 2023	June 30, 2023
Interest Receivable (3)	$74	$24
Other Receivables (4)	86	33
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

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Interest Income	$23,162	$22,784	$52,401	$43,056
Other Income
Structuring Fee	$—	$261	$15,476	$261
Royalty, net profit and revenue interests	11,450	14,269	25,446	34,934
Total Other Income	$11,450	$14,530	$40,922	$35,195
Managerial Assistance (1)	$525	$525	$1,050	$1,050
Reimbursement of Legal, Tax, etc.(2)	623	353	626	859

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

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Additions (3)	$61,076	$30,471	$124,381	$108,071
Interest Income Capitalized as PIK	245	19	486	19
Repayment of Loan Receivable	37,000	24,352	50,450	72,852
Return of Capital	—	—	—	4,000
(3) During the six months ended December 31, 2023, Prospect provided $4,600 of equity financing to NPRC to fund capital expenditures for existing real estate properties, to provide working capital, and to fund purchases of rated secured structured notes.

	As of
	December 31, 2023	June 30, 2023
Interest Receivable (4)	$745	$3
Other Receivables (5)	96	100
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

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Interest Income	$1,237	$1,073	$2,412	$2,118
Managerial Assistance (1)	—	100	—	200
(1) No income recognized by Prospect. MA payments were paid from Nationwide to Prospect and subsequently remitted to PA.

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Interest Income Capitalized as PIK	$1,203	$354	$1,988	$876

	As of
	December 31, 2023	June 30, 2023
Interest Receivable (2)	$437	$13
(2) Interest income recognized but not yet paid.

NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 92.77% and 90.42% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of December 31, 2023 and June 30, 2023, respectively, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Interest Income	$1,075	$926	$2,139	$1,744
Dividend Income (1)	—	617	147	1,710
Managerial Assistance (2)	100	100	200	200
Realized Loss	—	(618)	(147)	(1,711)
(1) All dividends were paid from earnings and profits of NMMB.
(2) No income recognized by Prospect. MA payments were paid from NMMB to Prospect and subsequently remitted to PA.

	As of
	December 31, 2023	June 30, 2023
Interest Receivable (3)	$35	$11
Other Receivables (4)	4	—
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB.

Pacific World Corporation
Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.97% ownership interest of Pacific World as of December 31, 2023 and June 30, 2023, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Interest Income	$2,730	$1,854	$5,376	$3,362
Other Income
Structuring Fee	$—	$105	$—	$105
Total Other Income	$—	$105	$—	$105
Reimbursement of Legal, Tax, etc.	$5	$—	$5	$—

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Additions	$—	$10,500	$—	$11,000
Interest Income Capitalized as PIK	2,413	1,797	4,740	3,301

	As of
	December 31, 2023	June 30, 2023
Interest Receivable (1)	$91	$30
Other Receivables (2)	135	153
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

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Interest Income	$1,382	$1,129	$2,634	$2,114
Other Income
Advisory Fee	$—	$—	$106	$—
Total Other Income	$—	$—	$106	$—
Managerial Assistance (1)	$45	$45	$90	$90
Reimbursement of Legal, Tax, etc.(2)	—	—	17	—
(1) No income recognized by Prospect. MA payments were paid from R-V to Prospect and subsequently remitted to PA.
(2) Paid from R-V to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to R-V (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Additions	$—	$—	$3,700	$—

	As of
	December 31, 2023	June 30, 2023
Interest Receivable (3)	$45	$13
Other Receivables (4)	11	5
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

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Interest Income	$1,003	$805	$1,959	$1,493
Managerial Assistance (1)	3	3	5	5
Reimbursement of Legal, Tax, etc. (2)	7	—	3,340	—
(1) No income recognized by Prospect. MA payments were paid from UTP to Prospect and subsequently remitted to PA.
(2) Paid from UTP to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to UTP (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Additions	$2,500	$—	$2,500	$—
Repayment of Loan Receivable	12	8	20	16

	As of
	December 31, 2023	June 30, 2023
Interest Receivable (3)	$34	$10
Other Receivables (4)	—	—
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

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Interest Income	$495	$263	$968	$436

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Additions	$—	$—	$—	$6,000
Interest Income Capitalized as PIK	408	130	676	244

	As of
	December 31, 2023	June 30, 2023
Interest Receivable (1)	$147	$5
Other Receivables (2)	147	87

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Interest Income
Interest Income from Valley	$328	$296	$699	$854
Interest Income from Valley Electric	2,664	1,933	5,313	3,560
Total Interest Income	$2,992	$2,229	$6,012	$4,414
Dividend Income (1)	$—	$503	$—	$547
Other Income
Royalty, net profit and revenue interests	$166	$333	$333	$333
Total Other Income	$166	$333	$333	$333
Managerial Assistance (2)	$150	$150	$300	$300
(1) All dividends were paid from earnings and profits.
(2) No income recognized by Prospect. MA payments were paid from Valley Electric to Prospect and subsequently remitted to PA.

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Interest Income Capitalized as PIK	$1,551	$—	$1,551	$—
Repayment of loan receivable	—	(503)	—	(547)

	As of
	December 31, 2023	June 30, 2023
Interest Receivable (3)	$1,589	$33
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
We are not aware of any material legal proceedings as of December 31, 2023 and June 30, 2023.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 16. Financial Highlights
The following is a schedule of financial highlights for the three and six months ended December 31, 2023 and December 31, 2022:

	Three Months Ended December 31,				Six Months Ended December 31,
	2023		2022		2023		2022
Per Share Data
Net asset value per common share at beginning of period	$9.25		$10.01		$9.24		$10.48
Net investment income(1)	0.24		0.27		0.54		0.52
Net realized and change in unrealized (losses) (1)	(0.30)		(0.09)		(0.33)		(0.57)
Net (decrease) increase from operations	(0.06)		0.18		0.21		(0.05)
Distributions of net investment income to preferred stockholders	(0.07)	(5)	(0.04)	(4)	(0.12)	(5)	(0.07)	(4)
Distributions of capital gains to preferred stockholders	—	(5)	—	(4)		(5)	—	(4)
Total distributions to preferred stockholders	(0.07)		(0.04)		(0.12)		(0.07)
Net (decrease) increase from operations applicable to common stockholders	(0.13)		0.14		0.10	(7)	(0.13)	(7)
Distributions of net investment income to common stockholders	(0.18)	(5)	(0.18)	(4)	(0.36)	(5)	(0.34)	(4)
Distributions of capital gains to common stockholders	—	(5)	—	(4)		(5)	(0.02)	(4)
Total distributions to common stockholders	(0.18)		(0.18)		(0.36)		(0.36)
Common stock transactions(2)	(0.02)		(0.03)		(0.06)		(0.06)
Net asset value per common share at end of period	$8.92		$9.94		$8.92	(7)	$9.94	(7)

Per common share market value at end of period	$5.99		$6.99		$5.99		$6.99
Total return based on market value(3)	2.23%		15.74%		2.80%		5.26%
Total return based on net asset value(3)	(0.43%)		1.94%		2.72%		(0.17%)
Shares of common stock outstanding at end of period	412,794,121		398,852,478		412,794,121		398,852,478
Weighted average shares of common stock outstanding	410,942,812		397,685,022		408,646,716		396,011,231

Ratios/Supplemental Data
Net assets at end of period	$3,683,649		$3,966,391		$3,683,649		$3,966,391
Portfolio turnover rate	1.71%		1.00%		2.92%		2.97%
Annualized ratio of operating expenses to average net assets applicable to common shares(6)	12.22%		10.71%		12.04%		10.44%
Annualized ratio of net investment income to average net assets applicable to common shares(6)	10.39%		10.76%		11.92%		10.26%

(1)Per share data amount is based on the basic weighted average number of common shares outstanding for the year/period presented (except for dividends to stockholders which is based on actual rate per share). Realized gains (losses) is inclusive of net realized losses (gains) on investments, realized losses (gains) from extinguishment of debt and realized gains (losses) from the repurchases and redemptions of preferred stock.
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
(7)Does not foot due to rounding.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ended June 30, 2024:

	Investment Income		Net Investment Income		Net Realized and Unrealized (Losses) Gains		Net Increase (Decrease) in Net Assets from Operations Applicable to Common Stockholders
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2021	$169,474	$0.44	$81,369	$0.21	$130,762	$0.34	$209,724	$0.54
December 31, 2021	175,376	0.45	85,557	0.22	168,056	0.43	246,411	0.63
March 31, 2022	181,431	0.46	87,005	0.22	77,291	0.20	157,157	0.40
June 30, 2022	184,623	0.47	89,969	0.23	(137,425)	(0.35)	(56,643)	(0.14)

September 30, 2022	$202,674	$0.51	$99,266	$0.25	$(191,705)	$(0.49)	$(105,199)	$(0.27)
December 31, 2022	212,916	0.54	106,704	0.27	(34,427)	(0.09)	55,623	0.14
March 31, 2023	215,120	0.54	102,180	0.26	(191,194)	(0.48)	(108,947)	(0.27)
June 30, 2023	221,503	0.55	112,779	0.28	(104,923)	(0.26)	(13,950)	(0.03)

September 30, 2023	$236,245	$0.58	$125,612	$0.31	$(8,450)	$(0.02)	$94,011	$0.23
December 31, 2023	$210,942	$0.51	$96,927	$0.24	$(124,293)	$(0.30)	$(51,436)	$(0.13)
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
On January 25, 2024, we announced the declaration of monthly dividends for our Floating Rate Preferred Stock for holders of record on the following dates based on an annualized rate equal to 7.33586% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month), authorized on January 25, 2024, as follows:

Monthly Cash Floating Rate Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
February 2024	2/21/2024	3/1/2024	$0.152830
On February 8, 2024, we announced the declaration of monthly dividends for our Floating Rate Preferred Stock for holders of record on the following dates based on an annualized rate equal to 7.32309% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in June as a result), authorized on February 8, 2024, as follows:

Monthly Cash Floating Rate Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
March 2024	3/20/2024	4/1/2024	$0.152564
April 2024	4/17/2024	5/1/2024	$0.152564
May 2024	5/22/2024	6/3/2024	$0.152564
On February 8, 2024, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in June as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
March 2024	3/20/2024	4/1/2024	$0.114583
April 2024	4/17/2024	5/1/2024	$0.114583
May 2024	5/22/2024	6/3/2024	$0.114583
On February 8, 2024, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 6.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in June as a result), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
March 2024	3/20/2024	4/1/2024	$0.135417
April 2024	4/17/2024	5/1/2024	$0.135417
May 2024	5/22/2024	6/3/2024	$0.135417
On February 8, 2024, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
February 2024 - April 2024	4/17/2024	5/1/2024	$0.334375
On February 8, 2024, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
February 2024	2/27/2024	3/20/2024	$0.0600
March 2024	3/27/2024	4/18/2024	$0.0600
April 2024	4/26/2024	5/21/2024	$0.0600

On January 31, 2024, the Company Launched an offer to exchange (i) any and all outstanding 6.50% Series M3 Preferred Stock for Floating Rate Series M4 Preferred Stock and (ii) 5.50% Series M1 Preferred Stock for either 6.50% Series M3 Preferred Stock or Floating Rate Series M4 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). The shares issued in the exchanges will be issued in each case to an existing security holder of the Company exclusively in exchange for such holder’s securities and no commission or other remuneration will be paid or given for soliciting the exchange. Other exemptions may apply.

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
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third-party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of December 31, 2023, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $3,115,009 and $3,580,975, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. We consolidate all wholly owned and substantially wholly owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.

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
Second Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended December 31, 2023 we acquired $20,750 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $95,313, funded $16,409 of revolver advances, and recorded PIK interest of $39,255, resulting in gross investment originations of $171,727. During the three months ended December 31, 2023 we received full repayments totaling $19,600, received $13,000 in sales, received $4,519 of revolver paydowns, received $94,213 in partial prepayments, scheduled principal amortization payments, and return of capital distributions, resulting in net repayments of $131,332.
Debt Issuances and Redemptions
During the three months ended December 31, 2023 we repaid $2,443 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended December 31, 2023 was $53.
During the three months ended December 31, 2023 we issued $34,616 aggregate principal amount of Prospect Capital InterNotes® with a weighted average stated interest rate of 7.49%, to extend our borrowing base. The newly issued notes mature between October 15, 2026 and November 15, 2043 and generated net proceeds of $34,104.
Equity Issuances and Redemptions
On October 19, 2023, November 20, 2023 and December 19, 2023, we issued 560,746, 571,512, and 549,175 shares of our common stock in connection with the dividend reinvestment plan, respectively.
During the three months ended December 31, 2023, 220,346 shares of our Series A1 Preferred Stock, 44,125 shares of our Series A3 Preferred Stock, 317,712 shares of our Series M1 Preferred Stock, and 13,480 shares of our Series M3 Preferred Stock were converted to 2,493,984 shares of our common stock, in connection with Holder Optional Conversions and Optional Redemptions Following Death of a Holder, resulting in a loss from redemption of preferred stock of $1,192.
During the three months ended December 31, 2023 we issued 2,215,314 shares of our Series A3 Preferred Stock for net proceeds of $49,845 and 444,648 shares of our Series M3 Preferred Stock for net proceeds of $10,785, each excluding offering costs and preferred stock dividend reinvestment.
In connection with our Preferred Stock Dividend Reinvestment Plan, we issued additional Series A1 Preferred Stock, Series A3 Preferred Stock, Series M1 Preferred Stock, and Series M3 Preferred Stock of 11,787, 11,696, and 12,435 throughout October , November , and December.
During the three months ended December 31, 2023, we commenced a tender offer (the “Series A Preferred Stock Tender Offer”) to purchase for cash any and all of 5,882,351 shares of outstanding Series A Preferred Stock at a price of $15.88, plus accrued and unpaid dividends for a total consideration of $16.00 per share. On November 29, 2023, $15,780 aggregate liquidation amount of the Series A Preferred Stock were validly tendered and accepted, and we recognized a realized gain of $5,197 from the purchase of 631,194 shares of Series A Preferred Stock in the amount of the difference between the consideration transferred and the net carrying amount of the Series A Preferred Stock.
During the three months ended December 31, 2023, the Company repurchased 17,994 shares of Series A Preferred Stock for a total cost of approximately $278, including fees and commissions paid to the broker, representing an average repurchase price of $15.41 per share.The difference in the consideration transferred and the net carrying value of the Series A Preferred Stock repurchased, which was $434, resulted in a gain applicable to common stock holders of approximately $156 during the three months ended December 31, 2023.

Investment Holdings
At December 31, 2023, we have $7,631,846, or 207.2%, of our net assets applicable to common shares invested in 126 long-term portfolio investments and CLOs.
Our annualized current yield was 12.3% and 13.3% as of December 31, 2023 and June 30, 2023, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 10.1% and 10.7% as of December 31, 2023 and June 30, 2023, respectively, across all investments. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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
As of December 31, 2023, we own controlling interests in the following portfolio companies: CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”); Kickapoo Ranch Pet Resort (“Kickapoo”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); R-V Industries, Inc. (“R-V”); Universal Turbine Parts, LLC (“UTP”); USES Corp. (“United States Environmental Services” or “USES”); and Valley Electric Company, Inc. (“Valley Electric”). In June 2019, CP Energy purchased a controlling interest of the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $34,576 in senior secured term loans (the “Spartan Term Loan A”) due to us as of December 31, 2023. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, we report our investments in Spartan as control investment. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loan A.
As of December 31, 2023, we also own affiliated interests in Nixon, Inc. (“Nixon”) and RGIS Services, LLC, (“RGIS”).
The following shows the composition of our investment portfolio by level of control as of December 31, 2023 and June 30, 2023:

	December 31, 2023				June 30, 2023
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$3,115,009	40.8%	$3,580,975	46.9%	$2,988,496	38.3%	$3,571,697	46.2%
Affiliate Investments	10,162	0.1%	14,292	0.2%	8,855	0.1%	10,397	0.1%
Non-Control/Non-Affiliate Investments	4,508,452	59.1%	4,036,579	52.9%	4,803,245	61.6%	4,142,837	53.7%
Total Investments	$7,633,623	100.0%	$7,631,846	100.0%	$7,800,596	100.0%	$7,724,931	100.0%

The following shows the composition of our investment portfolio by type of investment as of December 31, 2023 and June 30, 2023:

	December 31, 2023				June 30, 2023
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Revolving Line of Credit	$76,646	1.0%	$76,323	1.0%	$58,139	0.7%	$58,058	0.8%
First Lien Debt	4,546,997	59.6%	4,400,003	57.7%	4,431,887	56.8%	4,302,795	55.7%
Second Lien Revolving Line of Credit	5,143	0.1%	4,829	0.1%	5,139	0.1%	4,646	0.1%
Second Lien Debt	1,320,526	17.3%	1,177,221	15.4%	1,586,112	20.3%	1,257,862	16.3%
Unsecured Debt	7,200	0.1%	7,200	0.1%	7,200	0.1%	7,200	0.1%
Subordinated Structured Notes	886,750	11.6%	601,491	7.9%	952,815	12.3%	665,002	8.6%
Preferred Stock	358,622	4.7%	38,471	0.5%	358,622	4.6%	34,155	0.4%
Common Stock	224,306	2.9%	1,039,265	13.5%	194,557	2.5%	1,083,134	14.0%
Membership Interest	207,433	2.7%	242,299	3.2%	206,125	2.6%	254,936	3.3%
Participating Interest (1)	—	—%	44,744	0.6%	—	—%	57,143	0.7%
Total Investments	$7,633,623	100.0%	$7,631,846	100.0%	$7,800,596	100.0%	$7,724,931	100.0%
(1)Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.

The following shows our investments in interest bearing securities by type of investment as of December 31, 2023 and June 30, 2023:

	December 31, 2023				June 30, 2023
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Debt and First Lien Revolving Line of Credit	$4,623,643	67.5%	$4,476,326	71.4%	$4,490,026	63.8%	$4,360,853	69.2%
Second Lien Debt and Second Lien Revolving Line of Credit	1,325,669	19.4%	1,182,050	18.9%	1,591,251	22.6%	1,262,508	20.1%
Unsecured	7,200	0.1%	7,200	0.1%	7,200	0.1%	7,200	0.1%
Subordinated Structured Notes	886,750	13.0%	601,491	9.6%	952,815	13.5%	665,002	10.6%
Total Interest Bearing Investments	$6,843,262	100.0%	$6,267,067	100.0%	$7,041,292	100.0%	$6,295,563	100.0%

The following shows the composition of our investment portfolio by industry as of December 31, 2023 and June 30, 2023:

	December 31, 2023				June 30, 2023
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$110,320	1.4%	$64,642	0.8%	$112,181	1.4%	$64,198	0.8%
Air Freight & Logistics	188,113	2.5%	184,194	2.4%	188,171	2.4%	188,946	2.4%
Automobile Components	134,552	1.8%	110,984	1.5%	134,581	1.7%	109,525	1.4%
Building Products	35,000	0.5%	33,870	0.4%	35,000	0.4%	33,120	0.4%
Capital Markets	42,500	0.6%	42,500	0.6%	42,500	0.5%	39,984	0.5%
Commercial Services & Supplies	550,966	7.1%	508,551	6.7%	575,882	7.4%	510,858	6.6%
Communications Equipment	60,961	0.8%	44,028	0.6%	59,852	0.8%	59,677	0.8%
Construction & Engineering	92,699	1.2%	212,544	2.8%	91,148	1.2%	165,784	2.1%
Consumer Finance	647,029	8.5%	742,471	9.7%	625,033	8.0%	736,635	9.5%
Distributors	299,851	3.9%	261,360	3.4%	288,054	3.7%	243,824	3.2%
Diversified Consumer Services	113,996	1.5%	109,531	1.4%	281,274	3.6%	89,589	1.2%
Diversified Financial Services	36,348	0.5%	36,348	0.5%	36,504	0.5%	36,504	0.5%
Diversified Telecommunication Services	160,378	2.1%	160,342	2.1%	162,239	2.1%	161,676	2.1%
Electrical Equipment	62,460	0.8%	62,460	0.8%	68,399	0.9%	68,464	0.9%
Energy Equipment & Services	332,645	4.4%	107,729	1.4%	325,110	4.2%	126,730	1.6%
Equity Real Estate Investment Trusts (REITs)	807,100	10.5%	1,357,907	17.8%	741,133	9.5%	1,437,796	18.6%
Food & Staples Retailing	26,941	0.4%	26,625	0.3%	27,139	0.3%	26,828	0.3%
Food Products	134,971	1.8%	127,474	1.7%	134,889	1.7%	122,003	1.6%
Health Care Equipment & Supplies	—	—%	—	—%	7,488	0.1%	7,500	0.1%
Health Care Providers & Services	670,173	8.7%	772,888	10.1%	687,813	8.8%	798,365	10.3%
Health Care Technology	133,289	1.7%	133,735	1.8%	129,684	1.7%	128,793	1.7%
Hotels, Restaurants & Leisure	22,845	0.3%	16,981	0.2%	21,701	0.3%	20,776	0.3%
Household Durables	157,258	2.1%	148,348	1.9%	159,854	2.0%	155,645	2.0%
Interactive Media & Services	145,981	1.9%	145,981	1.9%	160,281	2.1%	160,281	2.1%
Internet & Direct Marketing Retail	20,727	0.3%	16,744	0.2%	20,487	0.3%	16,920	0.2%
IT Services	345,756	4.5%	337,663	4.4%	357,982	4.7%	346,288	4.5%
Leisure Products	88,663	1.2%	88,489	1.2%	69,694	0.9%	69,380	0.9%
Machinery	105,684	1.4%	164,165	2.2%	103,273	1.3%	144,649	1.9%
Media	99,572	1.3%	130,092	1.7%	103,409	1.3%	138,776	1.8%
Online Lending	20,630	0.3%	20,630	0.3%	21,580	0.3%	21,580	0.3%
Paper & Forest Products	—	—%	—	—%	—	—%	—	—%
Personal Products	283,615	3.6%	68,108	0.9%	278,875	3.6%	65,746	0.9%
Pharmaceuticals	98,228	1.3%	98,751	1.3%	99,269	1.3%	99,289	1.3%
Professional Services	211,318	2.8%	197,046	2.6%	211,693	2.7%	201,494	2.6%
Software	52,377	0.7%	50,873	0.7%	52,350	0.7%	49,111	0.6%
Technology Hardware, Storage & Peripherals	—	—%	—	—%	—	—%	—	—%
Textiles, Apparel & Luxury Goods	176,264	2.3%	176,264	2.3%	167,475	2.1%	167,530	2.2%
Trading Companies & Distributors	67,663	0.9%	60,037	0.8%	65,184	0.8%	45,065	0.6%
Subtotal	6,536,873	85.6%	6,820,355	89.4%	6,647,181	85.3%	6,859,329	88.8%
Structured Finance(1)	1,096,750	14.4%	811,491	10.6%	1,153,415	14.7%	865,602	11.2%
Total Investments	$7,633,623	100.0%	$7,631,846	100.0%	$7,800,596	100.0%	$7,724,931	100.0%
(1) Our SSN investments do not have industry concentrations and as such have been separated in the tables above. As of December 31, 2023 and June 30, 2023, Structured Finance includes $268,882 and $236,248, respectively, of senior secured debt investments held through our investment in NPRC and its wholly-owned subsidiary.

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
Our gross investment activity for the six months ended December 31, 2023 and December 31, 2022 are presented below:

	Six Months Ended December 31,
	2023		2022
Investments in portfolio companies
Investments in new portfolio companies	$49,074		$338,473
Follow-on investments in existing portfolio companies (1)	167,545		215,103
Revolver advances	23,824		7,909
PIK interest (2)	62,358		51,026
Total investments in portfolio companies	$302,801		$612,511

Investments by portfolio composition
First Lien Debt	$295,153		$526,903
Second Lien Debt	1,390		76,209
Unsecured Debt	—		5,799
Equity	6,258		3,600
Total investments by portfolio composition	$302,801		$612,511

Investments repaid or sold
Partial repayments (3)	$142,191		$134,928
Full repayments	59,350		73,888
Investments sold	16,000		18,250
Revolver paydowns	7,437		129
Total investments repaid or sold	$224,978		$227,195

Investments repaid or sold by portfolio composition
First Lien Debt	$149,854		$173,205
Second Lien Debt	76,431		46,425
Equity	(1,307)	(5)	7,565
Total investments repaid or sold by portfolio composition	$224,978		$227,195

Weighted average interest rates for new investments by portfolio composition (4)
First Lien Debt	15.47%		10.52%
Second Lien Debt	N/A		12.49%
    (1) Includes follow-on investments in existing portfolio companies and refinancings, if any.
(2) During the six months ended December 31, 2023, approximately $62,358 of PIK interest capitalized was accrued as interest income. During the six months ended December 31, 2022, approximately $49,728 of PIK interest capitalized was accrued as interest income and the remaining $1,298 was included due to the timing of interest payment dates and resulting capitalization occurring during the prior year.
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $7,631,846.
Our portfolio companies are generally lower middle-market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.

Control Company Investments
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the six months ended December 31, 2023.
First Tower Finance Company LLC

Prospect owns 100% of the equity of First Tower Delaware, a consolidated holding company. First Tower Delaware owns 78.06% of First Tower Finance. First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.

The fair value of our investment in First Tower increased to $603,629 as of December 31, 2023, representing a premium of $159,781 to its amortized cost basis compared to a fair value of $598,382 as of June 30, 2023, a premium of $171,310 to its amortized cost. The decrease in premium to amortized cost was driven by a decline in financial performance and increased debt in the capital structure.

National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties, self-storage, and student housing properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly owned subsidiaries, NPRC invests in online consumer loans and RSSNs. As of December 31, 2023 and June 30, 2023, we own 100% of the fully-diluted common equity of NPRC.
During the six months ended December 31, 2023, we provided $119,781 of debt financing and $4,600 of equity financing to NPRC to fund real estate capital expenditures, provide working capital, and to fund purchases of rated secured structured notes.
During the six months ended December 31, 2023, we received partial repayments of $50,450 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
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
The online consumer loan investments held by certain of NPRC’s wholly owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $10 to $50, with fixed terms ranging from 60 months to 84 months. As of December 31, 2023, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 27 individual loans valued at $81, residual interest in two securitizations valued at $2,726, and one corporate bond valued at $16,484, for an aggregate fair value of $19,291. As of December 31, 2023, , our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $20,349.
The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of December 31, 2023, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 90 investments with a fair value of $418,762 and face value of $467,017. The average outstanding note is approximately $5,189 with an expected maturity date ranging from October 2026 to April 2032 and weighted-average expected maturity of 6 years as of December 31, 2023. Coupons range from three-month SOFR (“3M”) plus 5.20% to 9.23% with a weighted-average coupon of 3M + 6.46%. As of December 31, 2023, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $268,882. As of December 31, 2023, based on outstanding notional balance, 12.3% of the portfolio was invested in Single - B rated tranches and 87.7% of the portfolio in BB rated tranches.

As of December 31, 2023, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $1,037,730 and a fair value of $1,588,537. The fair value of $1,357,907 related to NPRC’s real estate portfolio was comprised of forty-eight multi-family properties, seven student housing properties, four senior living properties, and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of December 31, 2023:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	13,486
3	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
4	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
5	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	14,670
6	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	14,832
7	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	28,292
8	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	16,102
9	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	16,330
10	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	23,318
11	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	18,176
12	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,072
13	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	24,674
14	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	41,481
15	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	23,920
16	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,406
17	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,658
18	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	30,889
19	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
20	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	14,679
21	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
22	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	89,248
23	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	15,529
24	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	54,272
25	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,790
26	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,151
27	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
28	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	58,393
29	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,374
30	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
31	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
32	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
33	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
34	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
35	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,793
36	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,545
37	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
38	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	38,843
39	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
40	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
41	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
42	NPRC Grayson LLC	Grayson, GA	12/14/2020	47,860	40,500
43	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
44	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
45	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000
46	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
47	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,975
48	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,955
49	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,203

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
50	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,601
51	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	105,494
52	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	73,000
53	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
54	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	35,246
55	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	29,152
56	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	23,463
57	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
58	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
59	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
60	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
61	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
62	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,566
				$2,614,826	$2,187,297
The fair value of our investment in NPRC decreased to $1,588,537 as of December 31, 2023, a premium of $550,807 from its amortized cost basis, compared to a fair value of $1,659,976 as of June 30, 2023, representing a premium of $696,663. The decrease in premium is primarily driven by a decrease in like-for-like property values due to a rise in discount rates and terminal capitalization rates and decrease in market interest rates, offset by growth in net operating income in our real estate portfolio.

R-V Industries, Inc.

Prospect owns 87.75% of the fully-diluted equity of R-V Industries, Inc. (“R-V”), with R-V management owning the remaining 12.25% of the equity. R-V is a provider of engineering and manufacturing services to chemical, paper, pharmaceutical, and power industries.

The fair value of our investment in R-V increased to $102,331 as of December 31, 2023, representing a premium of $58,142 to its amortized cost basis, compared to a fair value of $81,508 as of June 30, 2023, representing a premium of $41,020 to its amortized cost basis. The increase in premium to amortized cost was driven by an improvement in financial performance combined with the benefit of recent acquisitions.

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

The fair value of our investment in Valley Electric increased to $212,544 as of December 31, 2023, a premium of $119,845 to its amortized cost, compared to a fair value of $165,784 as of June 30, 2023, representing a $74,636 premium to its amortized cost. The increase in premium to amortized cost was driven by an improvement in financial performance.

Our controlled investments, including those discussed above, are valued at $465,966 above their amortized cost as of December 31, 2023.

Affiliate and Non-Control Company Investments

We hold two affiliate investments at December 31, 2023 (Nixon, Inc. and RGIS Services, LLC, (“RGIS”)) with a total fair value of $14,292, a premium of $4,130 from their combined amortized cost, compared to a fair value as $10,397 of June 30, 2023, representing a $1,542 premium to its amortized cost. The increase in premium to amortized cost was driven by an improvement in RGIS’s financial performance.

With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. As of December 31, 2023, our non-control/

non-affiliate portfolio is valued at a discount to amortized cost primarily due to our CLO investment portfolio, which is valued at a $285,259 discount to amortized cost. Additionally, as of December 31, 2023, five of our non-control/ non-affiliate investments, United Sporting Companies, Inc. (“USC”), Engine Group, Inc (“Engine”), Curo Group Holdings Corp. (“Curo”), K&N (“K&N Parent, Inc.), and Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.) (“Securus”) are valued at discounts to amortized cost of $81,770, $28,990, $28,967, $23,763, and $16,933, respectively.

Our largest non-control/non-affiliate investment is Town & Country Holdings, Inc. (“Town & Country”), which is valued at $43,627 above its amortized cost and represents approximately 6.7% of our Net Asset Value as of December 31, 2023. Town & Country is a supplier of home textiles and accessories to retailers throughout North America.

Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of December 31, 2023 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in March 2019; Public Notes which we issued in October 2018, January 2021, May 2021 and September 2021; and Prospect Capital InterNotes® which we issue from time to time. As of December 31, 2023, our equity capital is comprised of common and preferred equity.
The following table shows our outstanding debt as of December 31, 2023:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$864,049	$13,957	$864,049	$864,049	1M SOFR +	2.05%

2025 Notes		156,168	1,119	155,049	155,815	6.63%
Convertible Notes		156,168		155,049	155,815

6.375%	2024 Notes	81,240	9	81,231	81,134	6.57%
2026 Notes		400,000	4,264	395,736	377,716	3.98%
3.364%	2026 Notes	300,000	4,065	295,935	270,957	3.60%
3.437%	2028 Notes	300,000	6,406	293,594	254,235	3.64%
Public Notes		1,081,240		1,066,496	984,042

Prospect Capital InterNotes®		391,007	6,900	384,107	362,926	5.99%
Total		$2,492,464		$2,469,701	$2,366,832
The following table shows our outstanding debt as of June 30, 2023:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$1,014,703	$15,569	$1,014,703	$1,014,703	1M SOFR +	2.05%

2025 Notes		156,168	1,577	154,591	154,107	6.63%
Convertible Notes		156,168		154,591	154,107

6.375%	2024 Notes	81,240	108	81,132	80,818	6.57%
2026 Notes		400,000	5,244	394,756	354,896	3.98%
3.364%	2026 Notes	300,000	4,730	295,270	252,282	3.60%
3.437%	2028 Notes	300,000	7,021	292,979	230,472	3.64%
Public Notes		1,081,240		1,064,137	918,468

Prospect Capital InterNotes®		358,105	6,688	351,417	313,538	5.77%
Total		$2,610,216		$2,584,848	$2,400,816
The following table shows the contractual maturities by fiscal year of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of December 31, 2023:

	Payments Due by Fiscal Year ending June 30,
	Total	Remainder of 2024	2025	2026	2027	2028	After 5 Years
Revolving Credit Facility	$864,049	$—	$—	$—	$—	$864,049	$—
Convertible Notes	156,168	—	156,168	—	—	—	—
Public Notes	1,081,240	81,240	—	400,000	300,000	—	300,000
Prospect Capital InterNotes®	391,007	662	1,499	38,742	87,091	15,279	247,734
Total Contractual Obligations	$2,492,464	$81,902	$157,667	$438,742	$387,091	$879,328	$547,734
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
Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, PCF, a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective September 15, 2022, we completed an extension and upsizing of the revolving credit facility (the “Revolving Credit Facility”). The lenders have extended commitments of $1,954,500 as of December 31, 2023. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $2,000,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extends the maturity date to September 15, 2027 and the revolving period through September 15, 2026, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.
As of December 31, 2023 and June 30, 2023, we had $861,149 and $697,325, respectively, available to us for borrowing under the Revolving Credit Facility, net of $864,049 and $1,014,703 outstanding borrowings as of the respective balance sheet dates. Refer to Note 4. Revolving Credit Facility within our consolidated financial statements for additional details.
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

As of December 31, 2023 and June 30, 2023, the outstanding principal amount of the 2025 Notes were $156,168 and $156,168, respectively. Refer to Note 5. Convertible Notes within our consolidated financial statements for additional details.

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
As of December 31, 2023 and June 30, 2023, the outstanding aggregate principal amount of the 6.375% 2024 Notes was $81,240 and $81,240, respectively.
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
As of December 31, 2023 and June 30, 2023, the outstanding aggregate principal amount of the 2026 Notes was $400,000 and $400,000, respectively.

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
As of December 31, 2023 and June 30, 2023, the outstanding aggregate principal amount of the 3.364% 2026 Notes was $300,000 and $300,000, respectively.
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
As of December 31, 2023 and June 30, 2023, the outstanding aggregate principal amount of the 3.437% 2028 Notes was $300,000 and $300,000, respectively.
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
We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of December 31, 2023 and June 30, 2023, the aggregate principal amount of Prospect Capital InterNotes® outstanding were $391,007 and $358,105, respectively. Refer to Note 7. Prospect Capital InterNotes® within our consolidated financial statements for additional details.
Net Asset Value Applicable to Common Stockholders
During the six months ended December 31, 2023, our net asset value applicable to common shares decreased by $49,016 or $0.32 per common share. The net asset value decrease is primarily due to net realized and changes in unrealized losses.

During the the six months ended December 31, 2023, net realized losses of $206,631, or $0.51 per common share, were offset by net unrealized gains of $73,888, or $0.18 per common share, resulting in a net decrease of $0.33 per basic weighted average share. During the six months ended December 31, 2023, net investment income of $222,539, or $0.54 per basic weighted average common share exceeded distributions from earnings to common and preferred stockholders of $194,529, or $0.48 per basic weighted average common share, resulting in a net increase of $0.06 per basic weighted average common share. The increase was offset by $0.06 of dilution per common share related to common stock issuances for the six months ended December 31, 2023. The following table shows the calculation of net asset value per common share as of December 31, 2023 and June 30, 2023:

	December 31, 2023	June 30, 2023
Net assets available to common stockholders	$3,683,649	$3,732,665
Shares of common stock issued and outstanding	412,794,121	404,033,549
Net asset value per common share	$8.92	$9.24

Results of Operations
Operating results for the three and six months ended December 31, 2023 and December 31, 2022 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Investment income	$210,942	$212,916	$447,187	$415,590
Operating expenses	114,015	106,212	224,648	209,620
Net investment income	96,927	106,704	222,539	205,970
Net realized gains (losses) from investments	123	16,298	(207,366)	(6,879)
Net change in unrealized (losses) gains from investments	(124,741)	(50,673)	73,888	(219,173)
Net realized (losses) on extinguishment of debt	(53)	(52)	(144)	(80)
Net (decrease) increase in net assets resulting from operations	(27,744)	72,277	88,917	(20,162)
Preferred stock dividend	(24,070)	(16,654)	(47,221)	(29,414)
Net gain on redemptions of preferred stock	378	—	879	—
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stockholders	$(51,436)	$55,623	$42,575	$(49,576)

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

The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Interest income	$194,631	$190,876	$397,078	$365,194
Dividend income	1,340	2,217	4,399	5,118
Other income	14,971	19,823	45,710	45,278
Total investment income	$210,942	$212,916	$447,187	$415,590

Average debt principal of performing interest bearing investments(1)	$7,278,174	$7,161,357	$7,227,581	$7,070,235
Weighted average interest rate earned on performing interest bearing investments(1)	10.46%	10.43%	10.75%	10.11%
Average debt principal of all interest bearing investments(2)	$7,597,578	$7,493,214	$7,675,932	$7,390,275
Weighted average interest rate earned on all interest bearing investments(2)	10.02%	9.97%	10.12%	9.67%
(1) Excludes equity investments and non-accrual loans.
(2) Excludes equity investments.
The average interest earned on interest bearing performing assets increased to 10.46% for the three months ended December 31, 2023, from 10.43% for the three months ended December 31, 2022. The average interest earned on all interest bearing assets increased to 10.02% for the three months ended December 31, 2023, from 9.97% for the three months ended December 31, 2022. The weighted average interest rate earned on our portfolio increased by 0.03%, primarily due to an increase in LIBOR/SOFR rates rising above our floors amongst our interest-bearing investments, for which interest income from portfolio company investments increased to $184,016 from $163,418, for the three months ended December 31, 2023 and 2022, respectively. This increase was offset by a decrease in income from our structured credit investments to $8,882 from $26,047, for the three months ended December 31, 2023 and 2022, respectively.
The average interest earned on interest bearing performing assets increased to 10.75% for the six months ended December 31, 2023 from 10.11% for the six months ended December 31, 2022. The average interest earned on all interest bearing assets increased to 10.12% for the six months ended December 31, 2023 from 9.67% for the six months ended December 31, 2022 . The weighted average interest rate earned on our portfolio increased by 0.64% due to a increase in the weighted average interest rate earned on our portfolio primarily due to LIBOR/SOFR rates rising above our floors amongst our interest-bearing investments, for which interest income increased to $368,271 from $312,804, six months ended December 31, 2023 and 2022, respectively. This increase was offset by a decrease in income from our structured credit investments to $25,569 from $48,943, for the six months ended December 31, 2023 and 2022, respectively.
Investment income is also generated from dividends and other income which is less predictable than interest income. The following table describes dividend income earned for the three and six months ended December 31, 2023 and December 31, 2022, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Dividend income
RGIS Services, LLC	$—	$—	$1,307	$1,374
NMMB, Inc.	—	617	147	1,710
Valley Electric Company, Inc.	—	503	—	547
Other, net	1,340	1,097	2,945	1,487
Total dividend income	$1,340	$2,217	$4,399	$5,118

Other income is comprised of structuring fees, advisory fees, amendment fees, royalty interests, receipts for residual net profit and revenue interests, administrative agent fees and other miscellaneous and sundry cash receipts. The following table describes other income earned for the three and six months ended December 31, 2023 and December 31, 2022, respectively:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2023	2022	2023	2022
Structuring and amendment fees
Faraday Buyer, LLC	$1,404	$2,012	$1,404	$2,012
The RK Logistics Group, Inc.	519	—	519	—
USG Intermediate, LLC	500	—	500	—
National Property REIT Corp.	—	—	15,476	—
Julie Lindsey, Inc.	—	—	550	—
NH Kronos Buyer, Inc.	—	2,063	—	2,063
WatchGuard Technologies, Inc.	—	—	—	2,275
Burgess Point Purchaser Corporation	—	—	—	1,200
First Tower Finance Company LLC	—	—	—	600
Other, net	751	1,028	1,116	1,580
Total structuring and amendment fees	$3,174	$5,103	$19,565	$9,730
Royalty, net profit and revenue interests
National Property REIT Corp.	$11,450	$14,269	$25,446	$34,934
Other, net	166	340	337	353
Total royalty and net revenue interests	$11,616	$14,609	$25,783	$35,287
Administrative agent fees
Other, net	$181	$111	$362	$261
Total administrative agent fees	$181	$111	$362	$261
Total other income	$14,971	$19,823	$45,710	$45,278
Other income for the three months ended December 31, 2023 decreased by $4,852 compared to the three months ended December 31, 2022 primarily due to a $2,993 decrease in royalty and net revenue interests and a $1,929 decrease in structuring and amendment fees.
Other income for the six months ended December 31, 2023 increased by $432 compared to the six months ended December 31, 2022 primarily due to a $9,835 increase in structuring and amendment fees offset by $9,504 decrease in royalty and net revenue interests.
Income recognized from dividend income, prepayment premiums from early repayments, structuring fees and amendment fees related to specific loan positions is considered to be non-recurring income. For the three months ended December 31, 2023 and December 31, 2022, we recognized $4,882 and $7,419 of non-recurring income, respectively. The $2,537 decrease in non-recurring income during the three months ended December 31, 2023 is primarily due to the $1,929 decrease in structuring and amendment fees and a $877 decrease in dividend income. Partially offset by a $269 increase in prepayment premium recognized.
Income recognized from dividend income, prepayment premium from early repayments, structuring fees and amendment fees related to specific loan positions is considered to be non-recurring income. For the six months ended December 31, 2023 and
December 31, 2022, we recognized $24,486 and $15,419 of non-recurring income, respectively. The $9,067 increase in nonrecurring income during six months ended December 31, 2023 is primarily due to the $9,835 increase in structuring and amendment fees primarily due to efforts to amend and restate the NPRC credit agreement during the prior period. In addition to a decrease of $719 in dividend income and decrease of $49 in prepayment premium income.

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

The following table describes the various components of our operating expenses:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Base management fee	$39,087	$38,882	$78,376	$77,196
Income incentive fee	18,325	22,505	43,942	44,131
Interest and credit facility expenses	40,044	37,783	80,637	71,653
Allocation of overhead from Prospect Administration	12,252	3,618	14,365	6,717
Audit, compliance and tax related fees	479	236	1,496	2,537
Directors’ fees	131	131	266	262
Other general and administrative expenses	3,697	3,057	5,566	7,124
Total operating expenses	$114,015	$106,212	$224,648	$209,620

Total gross and net base management fee was $39,087 and $38,882 for the three months ended December 31, 2023 and 2022, respectively. The increase in total gross base management fee is directly related to an increase in average total assets.
Total gross and net base management fee was $78,376 and $77,196 for the six months ended December 31, 2023 and 2022, respectively. The increase in total gross base management fee is directly related to an increase in average total assets.
For the three months ended December 31, 2023 and 2022, we incurred $18,325 and $22,505 of income incentive fees, respectively. This decrease was driven by a corresponding decrease in pre-incentive fee net investment income (net of preferred stock dividends) to $91,182 from $112,555 for the three months ended December 31, 2023, and 2022, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
For the six months ended December 31, 2023 and 2022, we incurred $43,942 and $44,131 of income incentive fees, respectively. This decrease was driven by a corresponding decrease in pre-incentive fee net investment income (net of preferred stock dividends) to $219,260 from $220,687 for the six months ended December 31, 2023, and 2022, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended December 31, 2023 and 2022, we incurred $40,044 and $37,783, respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, or “Notes”). During the six months ended December 31, 2023 and 2022, we incurred $80,637 and $71,653 respectively, of interest and credit facility expenses related to our Notes. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Interest on borrowings	$35,786	$34,255	$72,601	$65,066
Amortization of deferred financing costs	1,877	1,790	3,720	3,482
Accretion of discount on unsecured debt	723	772	1,439	1,539
Facility commitment fees	1,658	966	2,877	1,566
Total interest and credit facility expenses	$40,044	$37,783	$80,637	$71,653

Average principal debt outstanding	$2,630,174	$2,840,667	$2,663,675	$2,843,085
Annualized weighted average stated interest rate on borrowings(1)	5.44%	4.82%	5.45%	4.58%
Annualized weighted average interest rate on borrowings(2)	6.09%	5.32%	6.05%	5.04%
(1)Includes only the stated interest expense.
(2)Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Convertible and Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.

Interest expense was $35,786 and $34,255 for the three months ended December 31, 2023 and 2022, respectively. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) was 5.44% and 4.82% for the three months ended December 31, 2023 and 2022, respectively. The weighted average interest rate on borrowings was 6.09% and 5.32% for the three months ended December 31, 2023 and 2022, respectively. All increases are primarily due to an increase of interest expense from increased LIBOR/SOFR rates for our Revolving Credit Facility partially offset by a decrease of interest expense from the maturity of the 2023 Notes.
Interest expense was $72,601 and $65,066 for the six months ended December 31, 2023 and 2022, respectively. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) was 5.45% and 4.58% for the six months ended December 31, 2023 and 2022, respectively. The weighted average interest rate on borrowings was 6.05% and 5.04% for the three months ended December 31, 2023 and 2022, respectively. All increases are primarily due to an increase of interest expense from increased LIBOR/SOFR rates for our Revolving Credit Facility partially offset by a decrease of interest expense from the maturity of the 2023 Notes.
The allocation of net overhead expense from Prospect Administration was $12,252 and $3,618 for the three months ended December 31, 2023 and 2022, respectively. Prospect Administration received estimated payments of $964 and $548 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax, and other administrative services during the three months ended December 31, 2023 and December 31, 2022, respectively.
The allocation of net overhead expense from Prospect Administration was $14,365 and $6,717 for the three months ended December 31, 2023 and 2022, respectively. Prospect Administration received estimated payments of $4,432 and $2,102 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal and tax services during the six months ended December 31, 2023 and December 31, 2022, respectively. In addition, we were given a credit in the amount of $1,212 for legal expenses incurred on behalf of our portfolio companies that were remitted to Prospect Administration during the six months ended December 31, 2022. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount. The increase in the allocated net overhead expense for the six months ended December 31, 2023 compared to the prior year period is primarily due to increased managerial assistance and administrative allocations.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $4,307 and $3,424 for the three months ended December 31, 2023 and 2022. The increase was primarily attributable to an increase in legal fees, valuation services, and audit, compliance and tax related fees, partially offset by a decrease in insurance and other general and administrative expenses.
Total operating expenses, excluding Other Operating Expenses, net of any expense reimbursements, were $7,328 and $9,923 for the six months ended December 31, 2023 and December 31, 2022, respectively. The decrease was primarily attributable to a decrease in audit, compliance and tax related fees, as well as other general and administrative expenses

Net Realized Gains (Losses)
The following table details net realized gains (losses) from investments for the three months ended December 31, 2023 and December 31, 2022:

	Three Months Ended December 31,
Portfolio Company	2023	2022
Targus Group International, Inc.	$—	$16,143
Sudbury Mill CLO, Ltd.	—	759
NMMB Inc.	—	(618)
Other, net	123	14
Net realized gains (losses) from investments	$123	$16,298

The following table details net realized gains (losses) from investments for the six months ended December 31, 2023 and December 31, 2022:

	Six Months Ended December 31,
Portfolio Company	2023	2022
Targus Group International, Inc.	—	16,143
Sudbury Mill CLO, Ltd.	—	1,065
Voya CLO 2012-2, Ltd.	—	433
Voya CLO 2012-3, Ltd.	—	440
NMMB Inc.	(147)	(1,711)
Halcyon 2021-1 CLO, Ltd.	(3,704)	—
Dunn Paper, Inc.	—	(8,791)
Venio LLC	$—	$(14,472)
Symphony XIV CLO, Ltd.	$(22,147)	$—
PGX Holdings, Inc.	(181,446)	—
Other, net	78	14
Net realized gains (losses) from investments	$(207,366)	$(6,879)

The net realized loss during the six months ended December 31, 2023 was primarily due to the restructuring of PGX Holdings, Inc. (“PGX”). On September 28, 2023, PGX underwent a corporate restructuring with the new borrower being Credit.com Holdings, LLC. As part of this transaction, our existing First Lien Term Loan was restructured into new debt, resulting in a realized loss of $1,460. Our Second Lien Term Loan was written-off and we recorded a realized loss of $179,986, while reversing our previously recorded unrealized losses related to our investment in PGX, in the same amount.
Net Realized Loss from Extinguishment of Debt
During the three months ended December 31, 2023 and December 31, 2022, we recorded a net realized loss from the extinguishment of debt of $53 and $52. During the six months ended December 31, 2023 and December 31, 2022, we recorded a net realized loss from the extinguishment of debt of $144 and $80, respectively. Refer to Capitalization for additional discussion.
Net Realized Gain from Redemptions of Preferred Stock
During the three months ended December 31, 2023, we recorded a gain of $5,344 from preferred stock repurchases and a tender offer, which was offset by a loss of $4,966 from conversion of preferred stock to common stock, resulting in a net realized gain of $378. During the six months ended December 31, 2023 and December 31, 2022, we recorded a realized gain of $5,845 from preferred stock repurchases and a tender offer, which was offset by a realized loss of $4,966 from conversion of preferred stock to common stock, resulting in a net realized gain of $879. Refer to Financial Condition, Liquidity, and Capital Resources for additional discussion.
Change in Unrealized Gains (Losses)
The following table details net change in unrealized gains (losses) for our portfolio for the three months ended December 31, 2023 and December 31, 2022, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Control investments	$(99,441)	$(21,458)	$(117,235)	$(68,747)
Affiliate investments	1,751	(18,248)	2,588	(89,034)
Non-control/non-affiliate investments	(27,051)	(10,967)	188,535	(61,392)
Net change in unrealized gains (losses)	$(124,741)	$(50,673)	$73,888	$(219,173)
The following table reflects net change in unrealized gains (losses) on investments for the three months ended December 31, 2023:

Net Change in Unrealized Gains (Losses)
Valley Electric Company, Inc.	$21,501
Universal Turbine Parts, LLC	8,684
InterDent, Inc.	(6,659)
Other, net	(7,810)
Securus Technologies Holdings, Inc.	(14,300)
NMMB, Inc.	(15,514)
CP Energy Services Inc.	(21,966)
First Tower Finance Company LLC	(23,151)
National Property REIT Corp.	(65,526)
Net change in unrealized gains (losses)	$(124,741)
The following table reflects net change in unrealized gains (losses) on investments for the three months ended December 31, 2022:

Net Change in Unrealized Gains (Losses)
Town & Country Holdings, Inc.	$44,268
United Sporting Companies, Inc.	16,485
InterDent, Inc.	13,374
First Tower Finance Company LLC	12,901
CP Energy Services Inc.	6,665
Research Now Group, Inc. & Survey Sampling International LLC	(6,434)
Echelon Transportation, LLC	(6,458)
Securus Technologies Holdings, Inc.	(6,496)
Rising Tide Holdings, Inc.	(8,494)
NMMB, Inc.	(12,629)
K&N Parent, Inc.	(12,734)
Targus Cayman HoldCo Limited	(16,964)
Other, net	(34,125)
National Property REIT Corp.	(40,032)
Net change in unrealized gains (losses)	$(50,673)
The following table reflects net change in unrealized gains (losses) on investments for the six months ended December 31, 2023:

Net Change in Unrealized Gains (Losses)
PGX Holdings, Inc. (1)	$179,986
Valley Electric Company, Inc.	45,209
R-V Industries, Inc.	17,123
Other, net	14,735
MITY, Inc.	13,640
Universal Turbine Parts, LLC	12,491
Credit.com Holdings, LLC	10,931
Research Now Group, LLC and Dynata, LLC	(7,771)
First Tower Finance Company LLC	(11,529)
InterDent, Inc.	(12,001)
Securus Technologies Holdings, Inc.	(16,758)
CP Energy Services Inc.	(26,312)
National Property REIT Corp.	(145,856)
Net change in unrealized gains (losses)	$73,888

(1)Our PGX Holdings, Inc. Second Lien Term Loan was written-off for tax purposes and we recorded a realized loss of $179,986, while reversing our previously recorded unrealized losses related to our investment in PGX, in the same amount.
The following table reflects net change in unrealized gains (losses) on investments for the six months ended December 31, 2022:

Net Change in Unrealized Gains (Losses)
Town & Country Holdings, Inc.	$39,785
United Sporting Companies, Inc.	16,454
InterDent, Inc.	9,733
The RK Logistics Group, Inc.	7,379
Universal Turbine Parts, LLC	7,093
Dunn Paper, Inc.	6,493
Securus Technologies Holdings, Inc.	(7,464)
Precisely Software Incorporated (f/k/a Vision Solutions, Inc.)	(7,871)
NMMB, Inc.	(7,878)
Curo Group Holdings Corp.	(8,524)
Redstone Holdco 2 LP	(9,917)
Rising Tide Holdings, Inc.	(10,373)
Research Now Group, Inc. & Survey Sampling International LLC	(10,431)
Credit Central Loan Company, LLC	(10,799)
Subordinated Structured Notes	(11,281)
Echelon Transportation, LLC	(11,790)
K&N Parent, Inc.	(23,017)
Targus Cayman HoldCo Limited	(33,202)
Other, net	(48,298)
National Property REIT Corp.	(48,571)
PGX Holdings, Inc.	(56,694)
Net change in unrealized gains (losses)	$(219,173)
Financial Condition, Liquidity and Capital Resources
For the six months ended December 31, 2023 and December 31, 2022, our operating activities provided $174,487 and used $197,422 of cash, respectively. The $371,909 increase is primarily driven by a $314,692 decrease in originations and a $40,213 increase in net reductions to Subordinated Structured Notes and related costs for the six months ended December 31, 2023 compared to three months ended December 31, 2022. There were no investing activities for the six months ended December 31, 2023 and December 31, 2022. Financing activities used $172,844 and provided $232,144 of cash during the six months ended December 31, 2023 and December 31, 2022, respectively, which included dividend payments of $173,347 and $140,516, respectively. The $404,895 decrease in cash provided by our financing activities is primarily driven by a $398,383 decrease in issuance of preferred stock, for the six months ended December 31, 2023 compared to the six months ended December 31, 2022.

Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, to repay outstanding borrowings and to make cash distributions to our stockholders.

Our primary sources of funds have historically been issuances of debt and common equity, and beginning with our year ended June 30, 2021, issuances of preferred equity. We have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the six months ended December 31, 2023, we borrowed $501,300 and we made repayments totaling $651,954 under the Revolving Credit Facility. As of December 31, 2023, our outstanding balance on the Revolving Credit Facility was $864,049. As of December 31, 2023, we had, net of unamortized discount and debt issuance costs, $155,049 outstanding on the Convertible Notes, $1,066,496 outstanding on the Public Notes and $384,107 outstanding on the Prospect Capital InterNotes® (See “Capitalization” above).

Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of December 31, 2023 and June 30, 2023, we had $27,582 and $47,875, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of December 31, 2023 and June 30, 2023, as they were all floating rate instruments that repriced frequently.
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
Preferred Stock
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”), as amended on June 9, 2022, October 7, 2022, February 10 2023, and December 29, 2023, pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and dealer manager for the Company’s offering of up to 80,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock will initially be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”), the 6.50% Series A3 Preferred Stock (“Series A3 Preferred Stock”), the 6.50% Series M3 Preferred Stock (“Series M3 Preferred Stock”), the Floating Rate Series A4 Preferred Stock (“Series A4 Preferred Stock”), and the Floating Rate Series M4 Preferred Stock (“Series M4 Preferred Stock”, and together with the Series A4 Preferred Stock, the “Floating Rate Preferred Stock”). In connection with such offering, on August 3, 2020, June 9, 2022, October 11, 2022, February 10, 2023, and December 28, 2023 (two filings) we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland (“SDAT”), reclassifying and designating 120,000,000, 60,000,000, 120,000,000, 60,000,000, 160,000,000, and 40,000,000 shares, respectively, of the Company’s authorized and unissued shares of common stock into shares of preferred stock as “Convertible Preferred Stock.”
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
In connection with the offerings of the 5.50% Preferred Stock, the 6.50% Preferred Stock, and the Floating Rate Preferred Stock, we adopted and amended, respectively, a preferred stock dividend reinvestment plan (the “Preferred Stock Plan” or the “Preferred Stock DRIP”), pursuant to which (i) holders of the Floating Rate Preferred Stock will have dividends on their Floating Rate Preferred Stock reinvested in additional shares of Floating Rate Preferred Stock at a price per share of $25.00, and (ii) holders of the 5.50% Preferred Stock and the 6.50% Preferred Stock will have dividends on their 5.50% Preferred Stock and 6.50% Preferred Stock automatically reinvested in additional shares of such 5.50% Preferred Stock and 6.50% Preferred Stock, at a price per share of $23.75 (95% of the stated value of $25.00 per share), if they elect.

Each series of 5.50% Preferred Stock, 6.50% Preferred Stock, and Floating Rate Preferred Stock ranks (with respect to the payment of dividends and rights upon liquidation, dissolution or winding up) (a) senior to our common stock, (b) on parity with each other series of our preferred stock, and (c) junior to our existing and future secured and unsecured indebtedness. See Note 8, Fair Value and Maturity of Debt Outstanding for further discussion on our senior securities.
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
Shares of the Floating Rate Preferred Stock are redeemable, at the option of the holder of such Floating Rate Preferred Stock, on a monthly basis (the “Holder Optional Redemption”). For all shares of Floating Rate Preferred Stock duly submitted for redemption on or before a monthly Holder Redemption Deadline (defined in the prospectus supplement dated December 29, 2023), the HOR Settlement Amount (as defined below) is determined on any business day after such Holder Redemption Deadline but before the Holder Redemption Deadline occurring two months thereafter (such date, the “Holder Redemption Exercise Date”). Within such period, we may select the Holder Redemption Exercise Date in our sole discretion. We will settle any Holder Optional Redemption by paying the HOR Settlement Amount in cash. In addition, the aggregate amount of Holder Optional Redemptions by the holder of Floating Rate Preferred Stock is subject to the following redemption limits: (i) no more than 2% of the outstanding Floating Rate Preferred Stock, in aggregate, as of the end of the most recent fiscal quarter will be redeemed per calendar month; (ii) no more than 5% of the outstanding Floating Rate Preferred Stock, in aggregate, as of the end of the most recent fiscal quarter will be redeemed per fiscal quarter and (iii) no more than 20% of the outstanding Floating Rate Preferred Stock, in aggregate, as of the end of the most recent fiscal quarter will be redeemed per Annual Redemption Period. An “Annual Redemption Period” means our then current fiscal quarter and the three fiscal quarters immediately preceding our then current fiscal quarter. A share of Series A4 Preferred Stock is subject to an early redemption fee if it is redeemed by its holder within five years of issuance. Redemption capacity of the Floating Rate Preferred Stock will be allocated on a pro rata basis based on the number of shares of Floating Rate Preferred Stock, as applicable, submitted in the event that a monthly redemption is oversubscribed, based on any of the foregoing redemption limits. We may waive the foregoing redemption limits in our sole discretion at any time.
For the Series A4 Preferred Stock, “HOR Settlement Amount” means (A) the stated value, plus (B) unpaid dividends accrued to, but not including, the Holder Redemption Exercise Date, minus (C) the Series A4 Preferred Stock Holder Optional Redemption fee applicable on the respective Holder Redemption Deadline.
For the Series M4 Preferred Stock, “HOR Settlement Amount” means (A) the stated value, plus (B) unpaid dividends accrued to, but not including, the Holder Redemption Exercise Date, but if a holder of Series M4 Preferred Stock exercises a Holder Optional Redemption within the first twenty-four months of issuance of such Series M4 Preferred Stock, the HOR Settlement Amount payable to such holder will be reduced by (i) during the first twelve months of issuance of such Series M4 Preferred Stock, the aggregate amount of all dividends, whether paid or accrued, on such Series M4 Preferred Stock in the six-month period prior to the Holder Redemption Exercise Date, and (ii) during the second twelve months of issuance of such Series M4 Preferred Stock, the aggregate amount of all dividends, whether paid or accrued, on such Series M4 Preferred Stock in the three-month period prior to the Holder Redemption Exercise Date (such amount, the “Series M4 Shares Clawback”). We are permitted to waive the Series M4 Shares Clawback through public announcement of the terms and duration of such waiver. Any such waiver would apply to any holder of Preferred Stock qualifying for the waiver and exercising a Holder Optional Redemption during the pendency of the term of such waiver. Although we have retained the right to waive the Series M4 Shares Clawback in the manner described above, we are not required to establish any such waivers an we may never establish any such waivers.
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
During the three and six months ended December 31, 2023, we exchanged an aggregate of 267,740 Series M1 Preferred Stock for an aggregate of 267,740 newly-issued Series M3 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). The Series M3 Preferred Stock issued in the exchanges were issued in each case to an existing security holder of the Company exclusively in exchange for such holder’s securities and no commission or other remuneration was paid or given for soliciting the exchange. Stockholders who exchange Series M1 Preferred Stock for Series M3 Preferred Stock will receive unpaid dividends on their Series M1 Preferred Stock accrued to, but not including, the Exchange Exercise Date in cash. Upon settlement, the carrying amount (including any premiums or discounts and a proportional amount of any issuance costs) of the Series M1 Preferred Stock are reclassified to Series M3 Preferred Stock, with no gain or loss recognized.
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
During the three months ended December 31, 2023, we repurchased 17,994 shares of Series A Preferred Stock for a total cost of approximately $278, including fees and commissions paid to the broker, representing an average purchase price of $15.41 per share. The difference in the consideration transferred and the net carrying value of the Series A Preferred Stock repurchased, which was $434, resulted in a gain applicable to common stock holders of approximately $156 during the three months ended December 31, 2023.
During the six months ended December 31, 2023, we repurchased 80,303 shares of Series A Preferred Stock for a total cost of approximately $1,279, including fees and commissions paid to the broker, representing an average repurchase price of $15.76 per share. The difference in the consideration transferred and the net carrying value of the Series A Preferred Stock repurchased, which was $1,936, resulted in a gain applicable to common stock holders of approximately $657 during the six months ended December 31, 2023. The repurchased shares reverted to authorized but unissued shares of Series A Preferred Stock and thus the Company holds no treasury stock.
On October 30, 2023, we commenced a tender offer (the “Series A Preferred Stock Tender Offer”) to purchase for cash any and all of 5,882,351 shares of outstanding Series A Preferred Stock at a price of $15.88, plus accrued and unpaid dividends for a total consideration of $16.00 per share. The Series A Preferred Stock Tender Offer expired at 5:00 p.m., New York City time, on November 29, 2023 and as a result, $15,780 aggregate liquidation amount of the Series A Preferred Stock were validly tendered and accepted, and we recognized a realized gain of $5,197 from the purchase of 631,194 shares of Series A Preferred Stock in the amount of the difference between the consideration transferred and the net carrying amount of the Series A Preferred Stock.
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
For so long as the Series A Preferred Stock and Floating Rate Preferred Stock is outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, if dividends on the Preferred Stock have accumulated and been unpaid for a period of two years, a possibility of redemption outside of the Company’s control exists and in accordance with ASC 480, we have presented our 5.50% Preferred Stock, 6.50% Preferred Stock, and Series A Preferred Stock, and will present our Floating Rate Preferred Stock (when and if any Floating Rate Preferred Stock is issued), within temporary equity on our Consolidated Statement of Assets and Liabilities as of September 30, 2023 and June 30, 2023.
We determined the estimated value as of December 31, 2023 of our 5.50% Preferred Stock and 6.50% Preferred Stock, with a $25.00 stated value per share. We engaged a third-party valuation service to assist in our determination based on the calculation resulting from the total equity on our Consolidated Statements of Assets and Liabilities in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 (the “Form 10-Q”), which was prepared in accordance with U.S. generally accepted accounting principles in the United States of America, adjusted for the fair value of our investments (i.e. from our Consolidated Schedule of Investments) and total liabilities, divided by the number of shares of our Preferred Stock outstanding. Based on this methodology and because the result from the calculation above is greater than the $25.00 per share stated value of our 5.50% Preferred Stock and 6.50% Preferred Stock, the estimated value of our 5.50% Preferred Stock and 6.50% Preferred Stock as of December 31, 2023 is $25.00 per share.
Common Stock
Our common stockholders’ equity accounts as of December 31, 2023 and June 30, 2023 reflect cumulative shares issued, net of shares previously repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemption Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
We did not repurchase any shares of our common stock for the six months ended December 31, 2023 or December 31, 2022. As of December 31, 2023, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
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

Recent Developments
On January 25, 2024, we announced the declaration of monthly dividends for our Floating Rate Preferred Stock for holders of record on the following dates based on an annualized rate equal to 7.33586% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month), authorized on January 25, 2024, as follows:

Monthly Cash Floating Rate Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
February 2024	2/21/2024	3/1/2024	$0.152830
On February 8, 2024, we announced the declaration of monthly dividends for our Floating Rate Preferred Stock for holders of record on the following dates based on an annualized rate equal to 7.32309% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in June as a result), authorized on February 8, 2024:

Monthly Cash Floating Rate Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
March 2024	3/20/2024	4/1/2024	$0.152564
April 2024	4/17/2024	5/1/2024	$0.152564
May 2024	5/22/2024	6/3/2024	$0.152564
On February 8, 2024, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in June as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
March 2024	3/20/2024	4/1/2024	$0.114583
April 2024	4/17/2024	5/1/2024	$0.114583
May 2024	5/22/2024	6/3/2024	$0.114583

On February 8, 2024, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 6.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in June as a result), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
March 2024	3/20/2024	4/1/2024	$0.135417
April 2024	4/17/2024	5/1/2024	$0.135417
May 2024	5/22/2024	6/3/2024	$0.135417
On February 8, 2024, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
February 2024 - April 2024	4/17/2024	5/1/2024	$0.334375
On February 8, 2024, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
February 2024	2/27/2024	3/20/2024	$0.0600
March 2024	3/27/2024	4/18/2024	$0.0600
April 2024	4/26/2024	5/21/2024	$0.0600

On January 31, 2024, the Company Launched an offer to exchange (i) any and all outstanding 6.50% Series M3 Preferred Stock for Floating Rate Series M4 Preferred Stock and (ii) 5.50% Series M1 Preferred Stock for either 6.50% Series M3 Preferred Stock or Floating Rate Series M4 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). The shares issued in the exchanges will be issued in each case to an existing security holder of the Company exclusively in exchange for such holder’s securities and no commission or other remuneration will be paid or given for soliciting the exchange. Other exemptions may apply.

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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. All of our investments carried at fair value are classified as Level 2 or Level 3 as of December 31, 2023 and June 30, 2023, with a significant portion of our investments classified as Level 3.
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

At December 31, 2023, $4,959,380, $2,603,596, and $20,145 of our total investments were valued using the discounted cash flow, enterprise value waterfall, and asset recovery analysis, respectively, compared to $5,192,734, $2,503,571, and $21,145, respectively, at June 30, 2023.
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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, Secured Overnight Financing Rate (“SOFR”), EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a SOFR floor. Our loans typically have durations of one, three or six months after which they reset to current market interest rates. As of December 31, 2023, 82.93% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility and Floating Rate Preferred Stock that pay interest and dividends based on floating SOFR rates. Interest on borrowings under the revolving credit facility is one-month SOFR plus 205 basis points with no minimum SOFR floor and there is $864,049 of outstanding borrowings as of December 31, 2023. The Floating Rate Preferred Stock will pay a monthly floating rate dividend, equal to one-month Term SOFR 2.00%, subject to a minimum and maximum annualized dividend rate of 6.50% and 8.00%, respectively. There are no shares of the Floating Rate Preferred Stock outstanding as of December 31, 2023. See Note 9. Equity Offerings, Offering Expenses, and Distributions for further discussion on our Floating Rate Preferred Stock. The Convertible Notes, Public Notes, Prospect Capital InterNotes® and remaining Preferred Stock bear interest at fixed rates.

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
The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in Subordinated Structured Notes) to our loan portfolio and outstanding debt as of December 31, 2023, assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income (1)
Up 300 basis points	$142,916	$(25,921)	$116,995	$93,596
Up 200 basis points	$95,826	$(17,281)	$78,545	$62,836
Up 100 basis points	$48,736	$(8,640)	$40,096	$32,077
Down 100 basis points	$(45,129)	$46,267	$1,138	$910
Down 200 basis points	$(87,471)	$46,267	$(41,204)	$(32,963)
Down 300 basis points	$(123,413)	$46,267	$(77,146)	$(61,717)
(1)Includes the impact of income incentive fees. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of December 31, 2023, one, three, and six month LIBOR were 5.47%, 5.59% and 5.59%, respectively. As of December 31, 2023 the one, three, and six month SOFR were 5.35%, 5.33%, and 5.16% respectively. As of December 31, 2023, the PRIME Rate or “PRIME” was 8.50%

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the period ended December 31, 2023, we did not engage in hedging activities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2023, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are not aware of any material legal proceedings as of December 31, 2023.
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
The below calculation assumes (i) $8.2 billion in total assets, (ii) an average cost of funds of 5.63% (including preferred dividend payments), (iii) $2.4 billion in debt outstanding, (iv) $0.83 billion in liquidation preference of 5.50% Preferred Stock outstanding, (v) $0.13 billion in 5.35% Preferred Stock outstanding, (vi) $0.86 billion in liquidation preference of 6.50% Preferred Stock outstanding, (vii) $0.26 billion in liquidation preference of the Floating Rate Preferred Stock outstanding (viii), $3.7 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(1)	(30.0)%	(18.6)%	(7.2)%	4.1%	15.5%
The below calculation assumes (i) $8.2 billion in total assets, (ii) an average cost of funds of 5.41% (including preferred dividend payments, (ii) $2.4 billion in debt outstanding, (iv) $0.13 billion in 5.35% Preferred Stock outstanding, and (v) $5.4 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(2)	(18.5)%	10.7%	(3.0)%	4.7%	12.5%

(1) Assumes no conversion of 5.50% Preferred Stock and 6.50% Preferred Stock to common stock.
(2) Assumes the conversion of $0.83 billion in 5.50% Preferred Stock and $0.86 billion in 6.50% Preferred Stock at a conversion rate based on the 5-day VWAP of our common stock on December 31, 2023, which was $6.07, and a Holder Optional Conversion Fee (as defined in the prospectus supplement relating to the applicable offering) of 9.00% on Series A1 Preferred Stock, Series A3 Preferred Stock, and Series AA2 Preferred Stock of the maximum public offering price disclosed within the applicable prospectus supplements. The actual 5-day VWAP of our common stock on a Holder Conversion Exercise Date may be more or less than $6.00, which may result in more or less shares of common stock issued.
The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.
Pursuant to SEC regulations, this table is calculated as of December 31, 2023. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2023.
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
During the quarter ended December 31, 2023, the Company repurchased 649,188 shares of Series A Preferred Stock for a total cost of approximately $10,338, including fees and commissions paid to the broker, representing an average repurchase price of $15.45 per share. The monthly breakdown of repurchases is as follows:

Period	Total Number of 5.35% Series A Preferred Stock	Average price paid per share	Total Number 5.35% Series A Preferred Stock Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)(3)(4)(5)
October 1, 2023 - October 31, 2023	17,994	$15.41	17,994	$5,882,351
November 1, 2023 - November 30, 2023	—	—	—	5,882,351
December 1, 2023 - December 31, 2023	631,194	15.88	631,194	5,251,157
Total	649,188	$15.45	649,188	$5,251,157
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
(3) Purchases of shares of Series A Preferred Stock are ongoing.
(4) Purchases of shares of Series A Preferred Stock are ongoing.
(5) Purchases of shares of Series A Preferred Stock are ongoing.

Between October 1, 2023 and December 31, 2023, the Company exchanged an aggregate of 267,740 M1 Shares for an aggregate of 267,740 newly-issued M3 Shares pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). Section 3(a)(9) provides that the registration requirements of the Securities Act will not apply to “any security exchanged by the issuer with existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.” We have no contract, arrangement or understanding relating to, and will not, directly or indirectly, pay any commission or other remuneration to any broker, dealer, salesperson, agent or any other person for soliciting exchanges in the exchange offer.
The M3 Shares issued in the exchange were issued in each case to an existing security holder of the Company exclusively in exchange for such holder’s securities and no commission or other remuneration was paid or given for soliciting the exchange. The M1 Shares and M3 Shares are convertible at the option of the holder. See Note 9 for further discussion of the conversion features of the M1 and M3 shares. Other exemptions may apply.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended December 31, 2023, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

		Stock Price		Premium (Discount) of High to NAV	Premium (Discount) of Low to NAV
	NAV(1)	High(2)	Low(2)
Year Ended June 30, 2022
First quarter	$10.12	$8.46	$7.69	(16.4)%	(24.0)%
Second quarter	10.60	9.00	7.83	(15.1)%	(26.1)%
Third quarter	10.81	8.89	7.86	(17.8)%	(27.3)%
Fourth quarter	10.48	8.48	6.68	(19.1)%	(36.3)%
Year Ended June 30, 2023
First quarter	$10.01	$8.18	$6.11	(18.3)%	(39.0)%
Second quarter	9.94	7.82	6.39	(21.3)%	(35.7)%
Third quarter	9.48	7.66	6.67	(19.2)%	(29.6)%
Fourth quarter	9.24	6.94	6.08	(24.9)%	(34.2)%
Twelve Months Ending June 30, 2024
First quarter	$9.25	$6.65	$5.94	(28.1)%	(35.8)%
Second quarter	8.92	6.18	5.08	(30.7)%	(43.0)%
(1) Net asset value per common share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per common share on the date of the high or low sales price. The NAVs shown are based on outstanding shares of our common stock at the end of each period.
(2) The High/Low Stock Price is calculated as of the closing price on a given day in the applicable quarter.
As of February 7, 2024, we had approximately 181 stockholders of record.
The below table sets forth each class of our outstanding securities as of February 7, 2024:

Title of Class of Securities	Amount Authorized	Amount Held by Registrant or for its Account	Amount Outstanding Exclusive of Amount held by Registrant or for its Account
Common Stock	1,352,100,000	—	413,987,510
Preferred Stock	647,900,000	—	66,274,449
2025 Notes	$201,250	—	$156,168
2026 Notes	$400,000	—	$400,000
3.364% 2026 Notes	$300,000	—	$300,000
3.437% 2028 Notes	$300,000	—	$300,000
Prospect Capital InterNotes®	$1,000,000	—	$419,727	(1)
(1) Prospect Capital InterNotes® amount outstanding includes settlements occurring on or before the filing date of the 10-Q for the quarterly period ended December 31, 2023.

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

FEES AND EXPENSES
The following tables are intended to assist you in understanding the costs and expenses that an investor in shares of common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. These tables are based on our assets and common stock outstanding as of December 31, 2023, except that we assume that we have issued $0.8 billion in 5.50% Preferred Stock paying dividends of 5.50% per annum, $0.9 billion in 6.50% Preferred Stock paying dividends of 6.50% per annum, $0.3 billion in preferred stock paying dividends of a floating rate (assuming 7.36% annualized, based on the floating rate as of December 27, 2023), in addition to our $0.13 billion of 5.35% Preferred Stock paying dividends of 5.35% per annum, and that we have borrowed $1.95 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.6 billion. Except where the context suggests otherwise, any reference to fees or expenses paid by “you” or “us” or that “we” will pay fees or expenses, the Company will pay such fees and expenses out of our net assets and, consequently, you will indirectly bear such fees or expenses as an investor in the Company’s common stock. However, you will not be required to deliver any money or otherwise bear personal liability or responsibility for such fees or expenses.

Stockholder transaction expenses:	A1, A3, and A4 Shares		M1, M2, M3, and M4 Shares		AA1 Shares, MM1 Shares, AA2 Shares, and MM2 Shares
Sales Load (as a percentage of offering price)	10.00%	(1)	3.00%	(2)	5.00%	(3)
Offering expenses borne by the Company (as a percentage of offering price)	(4)		(4)		(5)
Preferred Stock Dividend reinvestment plan expenses (6)	None		None		None
Total stockholder transaction expenses (as a percentage of offering price):	11.5%		4.5%		6.0%
Annual expenses (as a percentage of net assets attributable to common stock):
Management fees (7)	5.11%
Incentive fees payable under Investment Advisory Agreement (20% of realized capital gains and 20% of pre-incentive fee net investment income) (8)	2.43%
Total advisory fees	7.54%
Total interest expenses (9)	6.07%
Other expenses (10)	1.19%
Total annual expenses (8)(10)(11)	14.80%
Dividends on Preferred Stock(12)	3.53%
Total annual expenses after dividends on Preferred Stock (13)	18.33%
Example
The following table demonstrates the projected dollar amount of cumulative expenses we would pay out of net assets and that you would indirectly bear over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we have issued $0.8 billion in 5.50% Preferred Stock paying dividends of 5.50% per annum, $0.9 billion in 6.50% Preferred Stock paying dividends of 6.50% per annum, $0.3 billion in preferred stock paying dividends of a floating rate (assuming 7.36% annualized, based on the floating rate as of December 27, 2023), $0.13 billion in 5.35% Preferred Stock paying dividends of 5.35% per annum, we have borrowed $1.95 billion available under our line of credit, in addition to our other indebtedness of $1.5 billion, and that our annual operating expenses would remain at the levels set forth in the table above and that we would pay the costs shown in the table above.

	1 Year	3 Years	5 Years	10 Years
Ongoing Preferred Stock Offerings(1) - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio*	$216	$466	$664	$999
Ongoing Preferred Stock Offerings(1) - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio**	$225	$487	$689	$1,019

(1) Represents the highest level of expenses from all ongoing Preferred Stock offerings references in the Fee and Expenses table above, assuming the maximum number of shares of Preferred Stock offered in each offering is sold. Presently a maximum of 80 million A1, A3, A4 M1, M2, M3, and M4 shares may be sold, and a maximum of 10 million AA1, AA2, MM1 and MM2 shares may be sold.

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

(1)    Includes up to a 7.0% selling commission on the $25.00 per share (the “Stated Value”) paid by the Company and a dealer manager fee equal to 3.0% of the Stated Value paid by the Company. Reductions in selling commissions will be reflected in reduced public offering prices as described in the “Plan of Distribution” section of the applicable prospectus supplement and the net proceeds to us will generally not be impacted by such reductions; therefore, we will bear a reduction in net proceeds to us up to 7.0% of the Stated Value on all A1 Shares, A3 Shares and A4 Shares although the selling commission compensation paid by us to our dealer manager may represent less than 7.0% of the Stated Value. We may, through the Holder Optional Conversion Fee applicable to holders of the A1 Shares and the A3 Shares and the Holder Optional Redemption Fee applicable to holders of the A4 Shares, effectively recoup a portion of the Sales Load if stockholders exercise a Holder Optional Conversion (as defined in the prospectus supplement relating to the applicable offering) of their A1 Shares or A3 Shares or Holder Optional Redemption of their A4 shares prior to the 5-year anniversary of the original issue date. The Holder Optional Conversion Fee is 9.00% of the maximum public offering price disclosed herein prior to the first anniversary of the issuance of such A1 Shares or A3 Shares, 8.00% of the maximum public offering price disclosed herein on or after the first anniversary but prior to the second anniversary, 7.00% of the maximum public offering price disclosed herein on or after the second anniversary but prior to the third anniversary, 6.00% of the maximum public offering price disclosed herein on or after the third anniversary but prior to the fourth anniversary, 5.00% of the maximum public offering price disclosed herein on or after the fourth anniversary but prior to the fifth anniversary and 0.00% on or after the fifth anniversary. The Holder Optional Redemption Fee is 10.00% of the maximum public offering price disclosed herein prior to the third anniversary of the issuance of such A4 Shares, 8.00% of the maximum public offering price disclosed herein on or after the third anniversary but prior to the fourth anniversary, 5.00% of the maximum public offering price disclosed herein on or after the fourth anniversary but prior to the fifth anniversary and 0.00% on or after the fifth anniversary.

(2)    Includes a dealer manager fee equal to 3.0% of the Stated Value paid by the Company for the M1 Shares, M2 Shares, M3 Shares and the M4 Shares.

(3)     Includes up to a 4.875% selling commission on the Stated Value paid by the Company and a dealer manager fee equal to 0.125% of the Stated Value paid by the Company. For the AA1 Shares and AA2 Shares we may, through the Holder Optional Conversion Fee, recoup a portion of the Sales Load if stockholders exercise a Holder Optional Conversion (as defined in the prospectus supplement relating to the applicable offering) of their Preferred Stock prior to the 5-year anniversary of the original issue date. The Holder Optional Conversion Fee is 9.00% of the maximum public offering price disclosed herein prior to the first anniversary of the issuance of such Preferred Stock, 8.00% of the maximum public offering price disclosed herein on or after the first anniversary but prior to the second anniversary, 7.00% of the maximum public offering price disclosed herein on or after the second anniversary but prior to the third anniversary, 6.00% of the maximum public offering price disclosed herein on or after the third anniversary but prior to the fourth anniversary, 5.00% of the maximum public offering price disclosed herein on or after the fourth anniversary but prior to the fifth anniversary and 0.00% on or after the fifth anniversary.

(4)    The selling commission and dealer manager fee, when combined with organization and offering expenses (including due diligence expenses and fees for establishing servicing arrangements for new stockholder accounts), are not expected to exceed 11.5% of the gross offering proceeds. Our Board of Directors may, in its discretion, authorize the Company to incur organizational and offering expenses in excess of 11.5% of the gross offering proceeds, but not in excess of FINRA’s limit on organization and offering expenses of 15% of the gross proceeds. However, in no event will the combined selling commission, dealer manager fee and all other forms of underwriting compensation exceed FINRA’s limit on 10% underwriting compensation cap.

(5)    The selling commission and dealer manager fee, when combined with organization and offering expenses (including due diligence expenses), are not expected to exceed 6.0% of the gross offering proceeds. Our Board of Directors may, in its discretion, authorize the Company to incur organizational and offering expenses in excess of 6.0% of the gross offering proceeds, but not in excess of FINRA’s limit on organization and offering expenses of 15% of the gross proceeds. In no event will the combined selling commission, dealer manager fee and all other forms of underwriting compensation exceed FINRA’s limit on 10% underwriting compensation cap.

(6)    The expenses of the Preferred DRIP are included in “other expenses.” See “Capitalization” in the applicable prospectus supplement.

(7)    Our base management fee is 2% of our gross assets (which include any amount borrowed, i.e., total assets without deduction for any liabilities, including any borrowed amounts for non-investment purposes, for which purpose we have not and have no intention of borrowing). Although no plans are in place to borrow the full amount under our line of credit, assuming that we borrowed $1.95 billion, the 2% management fee of gross assets equals approximately 5.11% of net assets.

(8)    Based on our net investment income and realized capital gains, less realized and unrealized capital losses, earned on our portfolio for the six months ended December 31, 2023, all of which consisted of an income incentive fee. This historical amount has been adjusted to reflect the issuance of 82,187,000 shares of combined 5.50% Preferred Stock, 6.50% Preferred Stock, and 7.36% Floating Rate Preferred Stock. The capital gain incentive fee is paid without regard to pre-incentive fee income. For a more detailed discussion of the calculation of the two-part incentive fee, see “Management Services-Investment Advisory Agreement” in the applicable prospectus.

(9)    As of December 31, 2023, we had $1.5 billion outstanding of Unsecured Notes (as defined below) in various maturities, ranging from January 15, 2024 to March 15, 2052, and interest rates, ranging from 1.50% to 8.00%, some of which are convertible into shares of the Company’s common stock at various conversion rates.

(10)    “Other expenses” are based on estimated amounts for the current fiscal year. The amount shown above represents annualized expenses during our six months ended December 31, 2023 representing all of our estimated recurring operating expenses (except fees and expenses reported in other items of this table) that are deducted from our operating income and reflected as expenses in our Statement of Operations. The estimate of our overhead expenses, including payments under an administration agreement with Prospect Administration, or the Administration Agreement is based on our projected allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations under the Administration Agreement. See “Business-Management Services-Administration Agreement” in the applicable prospectus.

(11)    If all 67,893,600 shares of combined 5.50% Preferred Stock and 6.50% Preferred Stock were converted into common stock and assuming all the shares of convertible preferred stock pay a Holder Optional Conversion Fee of 9.00% and all the Series A2 Preferred Stock pay a Holder Optional Conversion Fee of 7.50% of the maximum public offering price disclosed within the applicable prospectus supplement and are converted at a conversion rate based on the 5-day VWAP of our common stock on December 31, 2023, which was $6.09, then management fees would be 3.48%, incentive fees payable under our Investment Advisory Agreement would be 1.65%, total advisory fees would be 5.13%, total interest expenses would be 4.14%, other expenses would be 0.81%, and total annual expenses would be 10.08% of net assets attributable to our common stock. The actual 5-day VWAP of our common stock on a conversion date may be more or less than $6.09, which may result in fees that are higher or lower than those described herein. These figures are based on the same assumptions described in the other notes to this fee table.

(12)    Based on the 5.50% per annum dividend rate applicable to the A1 Shares, M1 Shares, M2 Shares, AA1 Shares, MM1 Shares, and A2 Shares. Also based on the 5.35% per annum dividend rate applicable to the A1 and A3 Shares. Also based on the 6.50% per annum dividend rate applicable to the A3 Shares, M3 Shares, AA2 Shares, and MM2 Shares. Also based on the 7.357% annualized dividend rate applicable to A4 Shares and M4 Shares based on the floating rate as of December 27, 2023. Other series of preferred stock, including other series of preferred stock being sold in different offerings, may bear different annual dividend rates. No dividend will be paid on shares of Preferred Stock after they have been converted to shares of common stock.

(13)     The indirect expenses associated with the Company’s investments in collateralized loan obligations are not included in the fee table presentation, but if such expenses were included in the fee table presentation then the Company’s total annual expenses would have been 15.33%, or 18.86% after dividends on Preferred Stock.
Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
3.3	Articles of Amendment(3)
3.4	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (4)
3.5	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (5)
3.6	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(6)
3.7	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (7)
3.8	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (8)
3.9	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(9)
3.10	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(10)
3.11	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(11)
3.12	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(12)
3.13	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(13)
3.14	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(14)
3.15	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation - Preferred Stock, Series A4, Preferred Stock Series M4(25)
3.16	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation - Convertible Preferred Stock(26)
4.1	One Thousand Three Hundred Fifteenth Supplemental Indenture dated as of October 5, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(15)
4.2	One Thousand Three Hundred Sixteenth Supplemental Indenture dated as of October 5, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(15)
4.3	One Thousand Three Hundred Seventeenth Supplemental Indenture dated as of October 5, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(15)
4.4	One Thousand Three Hundred Eighteenth Supplemental Indenture dated as of October 5, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(15)
4.5	One Thousand Three Hundred Twenty-Third Supplemental Indenture dated as of October 19, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(16)
4.6	One Thousand Three Hundred Twenty-Fourth Supplemental Indenture dated as of October 19, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(16)
4.7	One Thousand Three Hundred Twenty-Fifth Supplemental Indenture dated as of October 19, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(16)
4.8	One Thousand Three Hundred Twenty-Sixth Supplemental Indenture dated as of October 19, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(16)
4.9	One Thousand Three Hundred Twenty-Seventh Supplemental Indenture dated as of October 26, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(17)
4.10	One Thousand Three Hundred Twenty-Eighth Supplemental Indenture dated as of October 26, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(17)
4.11	One Thousand Three Hundred Twenty-Ninth Supplemental Indenture dated as of October 26, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(17)
4.12	One Thousand Three Hundred Thirtieth Supplemental Indenture dated as of October 26, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(17)
4.13	One Thousand Three Hundred Thirty-Fifth Supplemental Indenture dated as of November 9, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(18)

Exhibit No.
4.14	One Thousand Three Hundred Thirty-Sixth Supplemental Indenture dated as of November 9, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(18)
4.15	One Thousand Three Hundred Thirty-Seventh Supplemental Indenture dated as of November 9, 2023, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2033(18)
4.16	One Thousand Three Hundred Thirty-Eighth Supplemental Indenture dated as of November 9, 2023, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2043(18)
4.17	One Thousand Three Hundred Thirty-Ninth Supplemental Indenture dated as of November 24, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2026(19)
4.18	One Thousand Three Hundred Fortieth Supplemental Indenture dated as of November 24, 2023, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2028(19)
4.19	One Thousand Three Hundred Forty-First Supplemental Indenture dated as of November 24, 2023, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2030(19)
4.2	One Thousand Three Hundred Forty-Second Supplemental Indenture dated as of November 30, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2026(20)
4.21	One Thousand Three Hundred Forty-Third Supplemental Indenture dated as of November 30, 2023, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2028(20)
4.22	One Thousand Three Hundred Forty-Fourth Supplemental Indenture dated as of November 30, 2023, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2030(20)
4.23	One Thousand Three Hundred Forty-Fifth Supplemental Indenture dated as of December 7, 2023, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2026(21)
4.24	One Thousand Three Hundred Forty-Sixth Supplemental Indenture dated as of December 7, 2023, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2028(21)
4.25	One Thousand Three Hundred Forty-Seventh Supplemental Indenture dated as of December 7, 2023, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2030(21)
4.26	One Thousand Three Hundred Forty-Eighth Supplemental Indenture dated as of December 14, 2023, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2026(22)
4.27	One Thousand Three Hundred Forty-Ninth Supplemental Indenture dated as of December 14, 2023, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2028(22)
4.28	One Thousand Three Hundred Fiftieth Supplemental Indenture dated as of December 14, 2023, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2030(22)
4.29	One Thousand Three Hundred Fifty-First Supplemental Indenture dated as of December 21, 2023, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2026(23)
4.30	One Thousand Three Hundred Fifty-Second Supplemental Indenture dated as of December 21, 2023, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(23)
4.31	One Thousand Three Hundred Fifty-Third Supplemental Indenture dated as of December 21, 2023, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(23)
4.32	One Thousand Three Hundred Fifty-Fourth Supplemental Indenture dated as of December 21, 2023, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2033(23)
4.33	One Thousand Three Hundred Fifty-Fifth Supplemental Indenture dated as of December 29, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2026(24)
4.34	One Thousand Three Hundred Fifty-Sixth Supplemental Indenture dated as of December 29, 2023, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2028(24)
4.35	One Thousand Three Hundred Fifty-Seventh Supplemental Indenture dated as of December 29, 2023, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2033(24)
10.1	Amendment No. 4 to Amended and Restated Dealer Manager Agreement, dated December 29, 2023, between the Company and Preferred Capital Securities, LLC(27)
10.2	Amended and Restated Preferred Stock Dividend Reinvestment Plan(28)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit No.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on August 4, 2020.
(4)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on August 4, 2020.
(5)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on November 4, 2020.
(6)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on November 4, 2020.
(7)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 26, 2021.
(8)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 19, 2021.
(9)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 19, 2021.
(10)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(11)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 9, 2022.
(12)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(13)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(14)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on February 13, 2023.
(15)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on October 5, 2023.
(16)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on October 19, 2023.
(17)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on October 26, 2023.
(18)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on November 9, 2023.
(19)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on November 24, 2023.
(20)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on November 30, 2023.
(21)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on December 7, 2023.
(22)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on December 14, 2023.
(23)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on December 21, 2023.
(24)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on December 29, 2023.
(25)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 29, 2023.
(26)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on December 29, 2023.
(27)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on December 29, 2023.
(28)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on December 29, 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT CAPITAL CORPORATION

February 8, 2024	By:	/s/ JOHN F. BARRY III
Date		John F. Barry III
Chairman of the Board and Chief Executive Officer

February 8, 2024	By:	/s/ KRISTIN L. VAN DASK
Date		Kristin L. Van Dask
Chief Financial Officer