Form 10-Q
period 2024-03-31
PROSPECT CAPITAL CORP
filed 2024-05-08
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
As of May 7, 2024, there were 417,757,689 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
	Forward-Looking Statements	3
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of March 31, 2024 (unaudited) and June 30, 2023	4
	Consolidated Statements of Operations for the three and nine months ended March 31, 2024 and March 31, 2023 (unaudited)	5
	Consolidated Statements of Changes in Net Assets and Temporary Equity for the three and nine months ended March 31, 2024 and March 31, 2023 (unaudited)	6
	Consolidated Statements of Cash Flows for the nine months ended March 31, 2024 and March 31, 2023 (unaudited)	8
	Consolidated Schedules of Investments as of March 31, 2024 (unaudited) and June 30, 2023	9
	Notes to Consolidated Financial Statements (unaudited)	46
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	113
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	145
Item 4.	Controls and Procedures	147
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	148
Item 1A.	Risk Factors	148
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	150
Item 3.	Defaults Upon Senior Securities	151
Item 4.	Mine Safety Disclosures	151
Item 5.	Other Information	152
Item 6.	Exhibits	157
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

PART I
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	March 31, 2024	June 30, 2023

	(Unaudited)	(Audited)
Assets
Investments at fair value:
Control investments (amortized cost of $3,222,326 and $2,988,496, respectively)	$3,814,119	$3,571,697
Affiliate investments (amortized cost of $10,162 and $8,855, respectively)	13,805	10,397
Non-control/non-affiliate investments (amortized cost of $4,456,184 and $4,803,245, respectively)	3,978,788	4,142,837
Total investments at fair value (amortized cost of $7,688,672 and $7,800,596, respectively)(Note 3)	7,806,712	7,724,931
Cash and cash equivalents (restricted cash of $4,532 and $5,074, respectively)	53,480	95,646
Receivables for:
Interest, net	30,652	22,701
Other	1,169	1,051
Deferred financing costs on Revolving Credit Facility (Note 4)	13,019	15,569
Due from broker	—	617
Prepaid expenses	588	1,149
Due from Affiliate (Note 13)	174	2
Total Assets	7,905,794	7,861,666
Liabilities
Revolving Credit Facility (Notes 4 and 8)	906,376	1,014,703
Public Notes (less unamortized discount and debt issuance costs of $13,589 and $17,103, respectively) (Notes 6 and 8)	986,411	1,064,137
Prospect Capital InterNotes® (less unamortized debt issuance costs of $7,403 and $6,688, respectively) (Notes 7 and 8)	435,550	351,417
Convertible Notes (less unamortized debt issuance costs of $885 and $1,577, respectively) (Notes 5 and 8)	155,283	154,591
Due to Prospect Capital Management (Note 13)	56,608	61,651
Dividends payable	25,274	31,033
Interest payable	20,627	22,684
Accrued expenses	3,287	4,926
Due to Prospect Administration (Note 13)	5,325	4,066
Due to broker	8,904	94
Due to Affiliate (Note 13)	—	161
Other liabilities	166	1,524
Total Liabilities	2,603,811	2,710,987
Commitments and Contingencies (Note 3 and Note 15)
Preferred Stock, par value $0.001 per share (647,900,000 and 447,900,000 shares of preferred stock authorized, with 80,000,000 and 72,000,000 as Series A1, 80,000,000 and 72,000,000 as Series M1, 80,000,000 and 72,000,000 as Series M2, 20,000,000 and 20,000,000 as Series AA1, 20,000,000 and 20,000,000 as Series MM1, 1,000,000 and 1,000,000 as Series A2, 6,900,000 and 6,900,000 as Series A, 80,000,000 and 72,000,000 as Series A3, 80,000,000 and 72,000,000 as Series M3, 80,000,000 and 0 as Series A4, 80,000,000 and 0 as Series M4, 20,000,000 and 20,000,000 as Series AA2, and 20,000,000 and 20,000,000 as Series MM2, each as of March 31, 2024 and June 30, 2023; 30,349,874 and 30,965,138 Series A1 shares issued and outstanding, 2,426,875 and 3,681,591 Series M1 shares issued and outstanding, 0 and 0 Series M2 shares issued and outstanding, 0 and 0 Series AA1 shares issued and outstanding, 0 and 0 Series MM1 shares issued and outstanding, 164,000 and 164,000 Series A2 shares issued and outstanding, 5,251,157 and 5,962,654 Series A shares issued and outstanding, 24,626,831 and 18,829,837 Series A3 shares issued and outstanding, 3,731,923 and 2,498,788 Series M3 shares issued and outstanding, 245,410 and 0 Series M4 shares issued and outstanding, 1,580,468 and 0 Series A4 issued and outstanding, 0 and 0 Series AA2 shares issued and outstanding, and 0 and 0 Series MM2 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively) at carrying value plus cumulative accrued and unpaid dividends (Note 9)
	1,559,764	1,418,014
Net Assets Applicable to Common Shares	$3,742,219	$3,732,665
Components of Net Assets Applicable to Common Shares and Net Assets, respectively
Common stock, par value $0.001 per share (1,352,100,000 and 1,552,100,000 common shares authorized; 416,150,886 and 404,033,549 issued and outstanding, respectively) (Note 9)	416	404
Paid-in capital in excess of par (Note 9 and 12)	4,198,655	4,123,586
Total distributable (loss) (Note 12)	(456,852)	(391,325)
Net Assets Applicable to Common Shares	$3,742,219	$3,732,665
Net Asset Value Per Common Share (Note 16)	$8.99	$9.24

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Investment Income
Interest income:
Control investments	$68,505	$64,496	$210,272	$187,579
Affiliate investments	—	—	—	15,034
Non-control/non-affiliate investments	110,679	109,601	340,421	287,735
Structured credit securities	4,748	24,039	30,317	72,982
Total interest income	183,932	198,136	581,010	563,330
Dividend income:
Control investments	510	800	737	3,157
Affiliate investments	—	—	1,307	1,374
Non-control/non-affiliate investments	1,469	1,128	4,334	2,515
Total dividend income	1,979	1,928	6,378	7,046
Other income:
Control investments	14,192	14,768	55,553	50,463
Affiliate investments	—	—	—	133
Non-control/non-affiliate investments	2,112	288	6,461	9,738
Total other income (Note 10)	16,304	15,056	62,014	60,334
Total Investment Income	202,215	215,120	649,402	630,710
Operating Expenses
Base management fee (Note 13)	39,218	38,980	117,594	116,176
Income incentive fee (Note 13)	17,390	20,561	61,332	64,692
Interest and credit facility expenses	39,841	37,517	120,478	109,170
Allocation of overhead from Prospect Administration (Note 13)	5,708	9,773	20,073	16,490
Audit, compliance and tax related fees	583	1,495	2,079	4,032
Directors’ fees	150	131	416	393
Other general and administrative expenses	4,950	4,483	10,516	11,607
Total Operating Expenses	107,840	112,940	332,488	322,560
Net Investment Income	94,375	102,180	316,914	308,150
Net Realized and Net Change in Unrealized Gains (Losses) from Investments
Net realized gains (losses)
Control investments	1,186	(800)	1,039	(2,512)
Affiliate investments	—	—	—	16,143
Non-control/non-affiliate investments	(70,949)	(31,413)	(278,168)	(52,723)
Net realized gains (losses)	(69,763)	(32,213)	(277,129)	(39,092)
Net change in unrealized (losses) gains
Control investments	125,827	(41,162)	8,592	(109,909)
Affiliate investments	(487)	—	2,101	(89,034)
Non-control/non-affiliate investments	(5,523)	(117,761)	183,012	(179,153)
Net change in unrealized (losses) gains	119,817	(158,923)	193,705	(378,096)
Net Realized and Net Change in Unrealized (Losses) Gains from Investments	50,054	(191,136)	(83,424)	(417,188)
Net realized losses on extinguishment of debt	(68)	(58)	(212)	(138)
Net Increase (Decrease) in Net Assets Resulting from Operations	144,361	(89,014)	233,278	(109,176)
Preferred Stock dividends	(24,812)	(19,933)	(72,033)	(49,347)
Net (loss) on redemptions of Preferred Stock	(925)	—	(46)	—
(Loss) on Accretion to Redemption Value of Preferred Stock	(4,733)	—	(4,733)	—
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stockholders	$113,891	$(108,947)	$156,466	$(158,523)
Basic and diluted earnings (loss) per common share (Note 11)
Basic	$0.27	$(0.27)	$0.38	$(0.40)
Diluted	$0.20	$(0.27)	$0.33	$(0.40)
Weighted-average shares of common stock outstanding (Note 11)
Basic	414,461,972	399,732,263	410,571,037	397,233,468
Diluted	678,353,870	399,732,263	641,275,844	397,233,468
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS AND TEMPORARY EQUITY
(in thousands, except share and per share data)
(Unaudited)

	Preferred Stock Classified as Temporary Equity		Common Stock
Three Months Ended March 31, 2024	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributable earnings (loss)(1)	Total Net Assets
Balance as of December 31, 2023(1)	65,944,753	$1,500,741	412,794,121	$413	$4,179,293	$(496,057)	$3,683,649
Net Increase (Decrease) in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						94,375	94,375
Net realized losses						(75,489)	(75,489)
Net change in unrealized gains						119,817	119,817
Distributions to Shareholders
Distributions from earnings (Note 16)						(99,498)	(99,498)
Capital Transactions
Issuance of preferred stock	2,775,820	62,165
Accretion of preferred stock to redemption value		4,719
Shares issued through reinvestment of dividends	38,180	909	1,773,143	2	9,651		9,653
Conversion of preferred stock to common stock	(382,215)	(8,775)	1,583,622	1	9,711		9,712
Net decrease in preferred dividend accrual		5					—
Total increase (decrease) for the three months ended March 31, 2024	2,431,785	59,023	3,356,765	3	19,362	39,205	58,570
Balance as of March 31, 2024	68,376,538	$1,559,764	416,150,886	$416	$4,198,655	$(456,852)	$3,742,219

	Preferred Stock Classified as Temporary Equity		Common Stock
Three Months Ended March 31, 2023	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributable earnings (loss)(1)	Total Net Assets
Balance as of December 31, 2022(1)	52,669,005	$1,207,553	398,852,478	$399	4,089,950	(123,958)	3,966,391
Net Increase in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						102,180	102,180
Net realized losses						(32,271)	(32,271)
Net change in unrealized losses						(158,923)	(158,923)
Distributions to Shareholders(1)
Distributions from earnings (Note 16)						(91,942)	(91,942)
Capital Transactions
Issuance of Preferred Stock	5,539,836	123,915
Shares issued through reinvestment of dividends	16,826	420	1,399,596	1	9,757		9,758
Conversion of preferred stock to common stock	(172,533)	(4,101)	581,799	1	4,100		4,101
Net increase in preferred dividend accrual		(27)
Tax reclassifications of net assets (Note 12)					(29)	29	—
Total increase for the three months ended March 31, 2023	5,384,129	120,207	1,981,395	2	13,828	(180,927)	(167,097)
Balance as of March 31, 2023	58,053,134	$1,327,760	400,833,873	$401	$4,103,778	$(304,885)	$3,799,294
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS AND TEMPORARY EQUITY
(in thousands, except share and per share data)
(Unaudited)

	Preferred Stock Classified as Temporary Equity		Common Stock
Nine Months Ended March 31, 2024	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributable earnings (loss)(1)	Total Net Assets
Balance as of June 30, 2023	62,102,009	$1,418,014	404,033,549	$404	$4,123,586	$(391,325)	$3,732,665
Net Increase (Decrease) in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						316,914	316,914
Net realized losses						(282,120)	(282,120)
Net change in unrealized gains						193,705	193,705
Distributions to Shareholders
Distributions from earnings (Note 16)						(294,026)	(294,026)
Capital Transactions
Issuance of preferred stock	8,633,867	192,809
Accretion of preferred stock to redemption value		4,719
Repurchase of Preferred Stock	(711,497)	(17,155)
Shares issued through reinvestment of dividends	103,510	2,471	4,992,834	6	28,221		28,227
Conversion of preferred stock to common stock	(1,751,351)	(40,952)	7,124,503	6	46,848		46,854
Net (decrease) in preferred dividend accrual		(142)
Total increase (decrease) for the nine months ended March 31, 2024	6,274,529	141,750	12,117,337	12	75,069	(65,527)	9,554
Balance as of March 31, 2024	68,376,538	$1,559,764	416,150,886	$416	$4,198,655	$(456,852)	$3,742,219

	Preferred Stock Classified as Temporary Equity		Common Stock
Nine Months Ended March 31, 2023	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributable earnings (loss)(1)	Total Net Assets
Balance as of June 30, 2022	29,607,882	$692,076	393,164,437	$393	$4,050,370	$68,360	$4,119,123
Net Increase in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						308,150	308,150
Net realized losses						(39,230)	(39,230)
Net change in unrealized losses						(378,096)	(378,096)
Distributions to Shareholders(1)
Distributions from earnings(Note 16)						(264,098)	(264,098)
Capital Transactions
Issuance of Preferred Stock	28,965,017	647,715
Shares issued through reinvestment of dividends	37,621	939	5,859,102	6	40,442		40,448
Conversion of preferred stock to common stock	(557,386)	(12,994)	1,810,034	2	12,992		12,994
Net increase in preferred dividend accrual		24
Conversion of convertible notes to common stock			300		3		3
Tax reclassification of net assets (Note 12)					(29)	29
Total increase (decrease) for the nine months ended March 31, 2023	28,445,252	635,684	7,669,436	8	53,408	(373,245)	(319,829)
Balance as of March 31, 2023	58,053,134	$1,327,760	400,833,873	$401	$4,103,778	$(304,885)	$3,799,294
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Nine Months Ended March 31,
	2024	2023
Operating Activities
Net increase (decrease) in net assets resulting from operations	$233,278	$(109,176)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized losses on extinguishment of debt	212	138
Net realized losses on investments	277,129	39,092
Net change in unrealized (gains) losses on investments	(193,705)	378,096
Amortization of discounts (accretion of premiums), net	(4,155)	(4,215)
Accretion of original issue discount	2,156	2,304
Amortization of deferred financing costs	5,610	5,255
Payment-in-kind interest	(95,048)	(97,952)
Structuring fees	(4,816)	(8,705)
Change in operating assets and liabilities:
Payments for purchases of investments	(422,452)	(597,552)
Proceeds from sale of investments and collection of investment principal	298,586	302,099
Net Reductions to Subordinated Structured Notes and related investment cost	62,680	(1,130)
(Increase) decrease in due from broker	617	(400)
(Increase) decrease in interest receivable, net	(7,951)	(14,104)
(Increase) decrease in other receivables	(118)	(318)
(Increase) decrease in prepaid expenses	561	749
(Increase) decrease in due from Affiliate	(172)	(1)
Increase (decrease) in due to broker	8,810	—
Increase (decrease) in due to Prospect Capital Management	(5,043)	1,442
Increase (decrease) in accrued expenses	(1,639)	2,286
Increase (decrease) in interest payable	(2,057)	(6,680)
Increase (decrease) in due to Affiliate	(161)	—
Increase (decrease) in due to Prospect Administration	1,259	7,847
Increase (decrease) in other liabilities	(1,358)	(319)
Net Cash (Used in) Provided by Operating Activities	152,223	(101,244)
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	875,300	1,224,900
Principal payments under Revolving Credit Facility (Note 4)	(983,627)	(1,175,959)
Redemptions of Public Notes (Note 6)	(81,240)	(284,218)
Redemptions of Convertible Notes (Note 5)	—	(60,501)
Issuances of Prospect Capital InterNotes® (Note 7)	94,165	13,333
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(9,317)	(5,433)
Financing costs paid and deferred	(1,940)	(6,742)
Repurchase of Preferred Stock	(11,301)	—
Proceeds from issuance of preferred stock, net of underwriting costs	196,330	657,479
Offering costs from issuance of preferred stock	(3,521)	(9,764)
Dividends paid and distributions to stockholders	(269,238)	(222,123)
Net Cash Provided by (Used in) Financing Activities	(194,389)	130,972
Net Increase in Cash, Cash Equivalents and Restricted Cash	(42,166)	29,728
Cash, Cash Equivalents and Restricted Cash at beginning of period	95,646	35,364
Cash, Cash Equivalents and Restricted Cash at End of Period	$53,480	$65,092
Supplemental Disclosures
Cash paid for interest	$114,769	$108,291
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$30,698	$41,387
Conversion of preferred stock to common stock	$40,952	$12,994
Conversion of Convertible Notes to common stock	$—	$3,000
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2024 (Unaudited)
(in thousands, except share data)

							March 31, 2024
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(40)

CP Energy Services Inc. (20)	Energy Equipment & Services	First Lien Term Loan	10/1/2017	14.59% (3M SOFR+ 9.00%)	1.00	4/4/2027	$57,217	$57,217	$50,773	1.4%	(10)(39)
		First Lien Term Loan	4/5/2022	14.59% (3M SOFR+ 9.00%)	1.00	4/4/2027	7,351	7,351	6,523	0.2%	(10)(39)
		First Lien Term Loan	1/6/2023	14.59% (3M SOFR + 9.00%)	1.00	4/4/2027	14,559	14,559	12,919	0.3%	(10)(39)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	13.59% PIK (1M SOFR+ 8.00%)	1.00	12/31/2025	35,779	35,779	29,458	0.8%	(10)(39)
		Series A Preferred Units to Spartan Energy Holdings, Inc. (10,000 shares)	9/25/2020	15.00%	—	N/A	—	26,193	—	—%	(16)
		Series B Convertible Preferred Stock (790 shares)	10/30/2015	16.00%	—	N/A	—	63,225	—	—%	(16)
		Common Stock (102,924 shares)	8/2/2013		—	N/A	—	86,240	—	—%	(16)
								290,564	99,673	2.7%
Credit Central Loan Company, LLC (21)	Consumer Finance	First Lien Term Loan	12/28/2012	5.00% plus 5.00% PIK	—	9/15/2027	82,512	82,215	76,316	2.0%	(14)(39)
		Class A Units (14,867,312 units)	12/28/2012		—	N/A	—	19,331	—	—%	(14)(16)
		Preferred Class P Shares (11,520,481 units)	7/1/2022	12.75%	—	N/A	—	11,520	—	—%	(14)(16)
		Net Revenues Interest (25% of Net Revenues)	1/28/2015		—	N/A	—	—	—	—%	(14)(16)
								113,066	76,316	2.0%
Echelon Transportation, LLC	Aerospace & Defense	First Lien Term Loan	3/31/2014	6.00%	—	12/7/2026	54,739	54,739	54,739	1.5%	(39)
		Membership Interest (100%)	3/31/2014		—	N/A	—	22,738	—	—%	(16)
		Preferred Units (32,842,586 shares)	1/31/2022		—	N/A	—	32,843	9,188	0.2%	(16)
								110,320	63,927	1.7%
First Tower Finance Company LLC (23)	Consumer Finance	First Lien Term Loan to First Tower, LLC	6/24/2014	10.00% plus 5.00% PIK	—	2/18/2025	414,512	414,512	414,512	11.1%	(14)(39)
		Class A Units (95,709,910 units)	6/14/2012		—	N/A	—	31,146	175,924	4.7%	(14)(16)
								445,658	590,436	15.8%
Freedom Marine Solutions, LLC (24)	Energy Equipment & Services	Membership Interest (100%)	11/9/2006		—	N/A	—	46,142	12,522	0.3%	(16)
								46,142	12,522	0.3%
InterDent, Inc.	Health Care Providers & Services	First Lien Term Loan A/B	8/1/2018	20.10% (1M SOFR+ 14.65%)	2.00	9/5/2025	14,249	14,249	14,249	0.3%	(3)(10)
		First Lien Term Loan A	8/3/2012	10.95% (1M SOFR+ 5.50%)	1.00	9/5/2025	95,823	95,823	95,823	2.6%	(3)(10)
		First Lien Term Loan B	8/3/2012	12.00% PIK		9/5/2025	200,281	200,281	200,281	5.4%	(39)
		Common Stock (99,900 shares)	5/3/2019		—	N/A	—	45,118	160,397	4.3%	(16)
								355,471	470,750	12.6%
Kickapoo Ranch Pet Resort	Diversified Consumer Services	Senior Secured Term Loan	1/11/2024	12.80% (3M SOFR+ 7.50%)	3.00	1/10/2029	1,500	1,500	1,500	—%	(10)
		Membership Interest (100%)	8/26/2019		—	N/A	—	2,378	3,242	0.1%
								3,878	4,742	0.1%
MITY, Inc. (25)	Commercial Services & Supplies	First Lien Term Loan A	9/19/2013	12.56% (3M SOFR+ 7.00%)	3.00	4/30/2025	34,574	34,574	34,574	0.9%	(3)(10)(39)
		First Lien Term Loan B	6/23/2014	12.56% (3M SOFR+ 7.00%) plus 10.00% PIK	3.00	4/30/2025	18,274	18,274	18,274	0.5%	(10)(39)
		Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%	—	1/1/2028	5,319	7,200	7,200	0.2%	(14)
		Common Stock (42,206 shares)	9/19/2013		—	N/A	—	27,349	22,060	0.6%	(16)
								87,397	82,108	2.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2024 (Continued)(Unaudited)
(in thousands, except share data)

							March 31, 2024
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(40)

National Property REIT Corp. (26)	Equity Real Estate Investment Trusts (REITs) / Online Lending / Structured Finance	First Lien Term Loan A	12/31/2018	4.25% (3M SOFR+ 0.25%) plus 2.00% PIK	3.75	3/31/2026	$640,556	$640,556	$640,556	17.1%	(10)(39)
		First Lien Term Loan B	12/31/2018	7.56% (3M SOFR+ 2.00%)	3.00	3/31/2026	20,630	20,630	20,630	0.6%	(10)(39)
		First Lien Term Loan C	10/31/2019	15.56%(3M SOFR+ 10.00%) plus 2.25% PIK	1.00	3/31/2026	210,000	210,000	210,000	5.6%	(10)(39)
		First Lien Term Loan D	6/19/2020	4.25% (3M SOFR+ 0.25%) plus 2.00% PIK	3.75	3/31/2026	183,425	183,425	183,425	4.9%	(10)(39)
		First Lien Term Loan E	11/14/2022	7.00% (3M SOFR + 1.50%) plus 7.00% PIK	5.50	3/31/2026	14,357	14,357	14,357	0.4%	(10)(39)
		Residual Profit Interest	12/31/2018		—	N/A	—	—	45,840	1.2%	(35)
		Common Stock (3,374,914 shares)	12/31/2013		—	N/A	—	20,030	549,702	14.7%	(16)(45)
								1,088,998	1,664,510	44.5%
Nationwide Loan Company LLC (27)	Consumer Finance	First Lien Term Loan	6/18/2014	10.00% plus 10.00% PIK	—	6/18/2024	25,849	25,849	25,849	0.7%	(14)(39)
		Class A Units (38,550,460 units)	1/31/2013		—	N/A	—	20,845	17,213	0.5%	(14)(16)
								46,694	43,062	1.2%
NMMB, Inc. (28)	Media	First Lien Term Loan	12/30/2019	14.06% (3M SOFR+ 8.50%)	2.00	3/31/2027	29,723	29,723	29,723	0.8%	(3)(10)
		Common Stock (21,418 shares)	12/30/2019		—	N/A	—	—	64,503	1.7%
								29,723	94,226	2.5%
Pacific World Corporation (36)	Personal Products	First Lien Revolving Line of Credit - $26,000 Commitment	9/26/2014	9.58% PIK (1M SOFR+ 3.99%)	1.00	9/26/2025	33,360	33,360	33,360	0.9%	(10)(15) (39)
		First Lien Term Loan A	12/31/2014	9.58% PIK (1M SOFR+ 3.99%)	1.00	9/26/2025	63,143	63,143	63,143	1.7%	(10)(39)
		Convertible Preferred Equity (584,515 shares)	6/15/2018	12.00% PIK	—	N/A	—	221,795	8,392	0.2%	(16)
		Common Stock (6,778,414 shares)	9/29/2017		—	N/A	—	—	—	—%	(16)
								318,298	104,895	2.8%
R-V Industries, Inc.	Machinery	First Lien Term Loan	12/15/2020	14.56% (3M SOFR+ 9.00%)	1.00	12/15/2028	37,322	37,322	37,322	1.0%	(3)(10)
		Common Stock (745,107 shares)	6/26/2007		—	N/A	—	6,866	61,327	1.6%	(16)
								44,188	98,649	2.6%
Universal Turbine Parts, LLC (34)	Trading Companies & Distributors	First Lien Delayed Draw Term Loan - $6,965 Commitment	2/28/2019	13.31% (3M SOFR+ 7.75%)	1.00	10/5/2026	5,574	5,574	5,574	0.1%	(10)(15)
		First Lien Term Loan A	7/22/2016	11.31% (3M SOFR+ 5.75%)	1.00	10/5/2026	29,575	29,575	29,575	0.8%	(3)(10)
		Preferred Units (68,845,206 units)	3/31/2021		—	N/A	—	32,500	33,095	0.9%	(16)
		Common Stock (10,000 units)	12/10/2018		—	N/A	—	—	—	—%	(16)
								67,649	68,244	1.8%
USES Corp. (30)	Commercial Services & Supplies	First Lien Term Loan	12/30/2020	14.59% (1M SOFR + 9.00%)	1.00	7/29/2024	2,000	2,000	2,000	0.1%	(10)
		First Lien Equipment Term Loan	8/3/2022	14.59% (1M SOFR + 9.00%)	1.00	7/29/2024	11,774	11,774	11,774	0.3%	(10)(39)
		First Lien Term Loan A	3/31/2014	9.00% PIK	—	7/29/2024	70,247	30,651	8,015	0.2%	(9)
		First Lien Term Loan B	3/31/2014	15.50% PIK	—	7/29/2024	117,530	35,568	—	—%	(9)
		Common Stock (268,962 shares)	6/15/2016		—	N/A	—	—	—	—%	(16)
								79,993	21,789	0.6%
Valley Electric Company, Inc. (31)	Construction & Engineering	First Lien Term Loan to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	10.59% (3M SOFR+ 5.00%) plus 2.50% PIK	3.00	12/31/2024	10,452	10,452	10,452	0.3%	(3)(10)(39)
		First Lien Term Loan	6/24/2014	8.00% plus 10.00% PIK	—	4/30/2028	37,688	37,688	37,688	1.0%	(3)(39)
		First Lien Term Loan B	3/28/2022	4.50% plus 8.00% PIK	—	4/30/2028	34,095	34,095	34,095	0.9%	(3)(39)
		Consolidated Revenue Interest (2.00%)	6/22/2018		—	N/A	—	—	2,347	0.1%	(12)
		Common Stock (50,000 shares)	12/31/2012		—	N/A	—	12,052	233,688	6.2%	(16)
								94,287	318,270	8.5%
Total Control Investments								$3,222,326	$3,814,119	101.9%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2024 (Continued)(Unaudited)
(in thousands, except share data)

							March 31, 2024
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Affiliate Investments (5.00% to 24.99% voting control)(41)

Nixon, Inc. (32)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)	5/12/2017		—	N/A	$—	$—	$—	—%	(16)
								—	—	—%
RGIS Services, LLC	Commercial Services & Supplies	Membership Interest (5.27%)	6/25/2020		—	N/A	—	10,162	13,805	0.4%
								10,162	13,805	0.4%
Total Affiliate Investments								$10,162	$13,805	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2024 (Continued)(Unaudited)
(in thousands, except share data)

							March 31, 2024
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan	9/21/2018	13.20% (1M SOFR+ 7.75%)	—	10/1/2026	$32,133	$32,034	$31,726	0.8%	(8)(10)
								32,034	31,726	0.8%
Apidos CLO XI	Structured Finance	Subordinated Structured Note	12/6/2012	Residual Interest, current yield 7.71%	—	4/17/2034	67,783	38,920	31,886	0.9%	(5)(14)
								38,920	31,886	0.9%
Apidos CLO XII	Structured Finance	Subordinated Structured Note	3/15/2013	Residual Interest, current yield 1.04%	—	4/15/2031	52,203	30,224	25,038	0.7%	(5)(14)
								30,224	25,038	0.7%
Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	Residual Interest, current yield 0.00%	—	4/21/2031	48,515	31,296	25,075	0.7%	(5)(14)(17)
								31,296	25,075	0.7%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	Residual Interest, current yield 0.00%	—	4/21/2031	35,855	27,720	23,180	0.6%	(5)(14)(17)
								27,720	23,180	0.6%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	First Lien Revolving Line of Credit - $2,000 Commitment	2/21/2013	14.30% (3M SOFR+ 8.75%)	2.00	5/15/2024	—	—	—	—%	(10)(15)
		First Lien Term Loan	2/21/2013	14.30% (3M SOFR+ 8.75%)	2.00	5/15/2024	60,388	60,388	60,388	1.6%	(3) (10)
								60,388	60,388	1.6%
Aventiv Technologies, LLC	Communications Equipment	First Lien Term Loan	3/28/2024	6.57% (3M SOFR+ 1.00%) plus 4.09% PIK	1.00	7/31/2025	25,116	20,217	19,992	0.5%	(8)(10)(39) (50)
		Second Lien Term Loan	3/28/2024	14.62% (3M SOFR+ 9.05%)	1.00	11/1/2025	83,875	54,938	44,203	1.2%	(8)(10)(39)
								75,155	64,195	1.7%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	Residual Interest, current yield 0.00%	—	7/20/2029	82,809	29,695	9,582	0.3%	(5)(14)(17)
								29,695	9,582	0.3%
Barracuda Parent, LLC	IT Services	Second Lien Term Loan	8/15/2022	12.31% (3M SOFR+ 7.00%)	0.50	8/15/2030	20,000	19,525	20,000	0.5%	(8)(10)
								19,525	20,000	0.5%
BCPE North Star US Holdco 2, Inc.	Food Products	Second Lien Delayed Draw Term Loan - $5,185 Commitment	6/7/2021	12.69% (1M SOFR+ 7.25%)	0.75	6/11/2029	5,185	5,145	4,885	0.1%	(8)(10)(15)
		Second Lien Term Loan	6/7/2021	12.69% (1M SOFR+ 7.25%)	0.75	6/11/2029	94,815	94,288	89,319	2.4%	(8)(10)
								99,433	94,204	2.5%
BCPE Osprey Buyer, Inc.	Health Care Technology	First Lien Revolving Line of Credit - $4,239 Commitment	10/18/2021	11.19% (1M SOFR+ 5.75%)	0.75	8/21/2026	2,261	2,261	2,261	—%	(8)(10)(15) (52)
		First Lien Term Loan	10/18/2021	11.33% (3M SOFR+ 5.75%)	0.75	8/23/2028	63,538	63,538	63,538	1.7%	(3)(8)(10)
		First Lien Delayed Draw Term Loan - $4,691 Commitment	10/18/2021	11.19% (1M SOFR+ 5.75%)	0.75	8/23/2028	4,691	4,644	4,691	0.1%	(8)(10)(15) (52)
								70,443	70,490	1.8%
Belnick, LLC (d/b/a The Ubique Group)	Household Durables	First Lien Term Loan	1/20/2022	13.06% (3M SOFR+ 7.50%)	4.00	1/20/2027	87,359	87,359	87,359	2.3%	(3)(10)
								87,359	87,359	2.3%
Boostability Parent, Inc.	IT Services	First Lien Term Loan	1/31/2022	13.59% (3M SOFR + 8.00%)	4.00	1/31/2027	43,158	43,158	43,158	1.2%	(3)(10)
								43,158	43,158	1.2%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	First Lien Term Loan	12/4/2017	11.56% (3M SOFR+ 6.00%)	1.00	12/4/2025	154,547	154,547	154,547	4.1%	(3)(10)
								154,547	154,547	4.1%
Burgess Point Purchaser Corporation	Automobile Components	Second Lien Term Loan	7/25/2022	14.43% (1M SOFR+ 9.00%)	0.75	7/25/2030	30,000	30,000	29,996	0.8%	(3)(8)(10)
								30,000	29,996	0.8%
California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note	4/19/2012	Residual Interest, current yield 0.00%	—	7/16/2032	$58,915	$38,123	$27,694	0.7%	(5)(14)(17)
								38,123	27,694	0.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2024 (Continued)(Unaudited)
(in thousands, except share data)

							March 31, 2024
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan	11/12/2020	14.18% (1M SOFR+ 8.75%)	1.00	11/13/2028	8,500	8,316	8,500	0.2%	(3)(8)(10)
								8,316	8,500	0.2%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 0.00%	—	4/30/2031	24,870	12,889	8,677	0.2%	(5)(14)(17)
								12,889	8,677	0.2%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note	4/7/2017	Residual Interest, current yield 0.00%	—	7/15/2030	25,534	16,085	13,105	0.4%	(5)(14)(17)
								16,085	13,105	0.4%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	8/9/2016	Residual Interest, current yield 5.17%	—	7/20/2034	32,200	30,943	24,159	0.6%	(5)(14)
								30,943	24,159	0.6%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield 0.00%	—	7/29/2030	49,552	31,470	1,523	—%	(5)(14)(17)
								31,470	1,523	—%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note	8/2/2013	Residual Interest, current yield 0.00%	—	4/24/2031	44,100	24,465	19,071	0.5%	(5)(14)(17)
								24,465	19,071	0.5%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note	10/22/2013	Residual Interest, current yield 2.26%	—	4/28/2031	45,500	29,480	25,960	0.7%	(5)(14)
								29,480	25,960	0.7%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note	8/5/2014	Residual Interest, current yield 10.24%	—	10/17/2030	50,143	36,257	28,189	0.8%	(5)(14)
								36,257	28,189	0.8%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note	12/9/2016	Residual Interest, current yield 13.09%	—	10/21/2031	34,000	32,326	29,825	0.8%	(5)(14)
								32,326	29,825	0.8%
Collections Acquisition Company, Inc.	Diversified Financial Services	First Lien Term Loan	12/3/2019	13.24% (3M SOFR+ 7.65%)	2.50	6/3/2027	45,155	45,155	45,155	1.2%	(3)(10)
								45,155	45,155	1.2%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note	12/18/2013	Residual Interest, current yield 8.65%	—	1/25/2035	48,978	31,781	27,231	0.7%	(5)(14)
								31,781	27,231	0.7%
CP IRIS Holdco I, Inc. (48)	Building Products	Second Lien Term Loan	10/1/2021	12.43% (1M SOFR+ 7.00%)	0.50	10/1/2029	35,000	35,000	34,272	0.9%	(3)(8)(10)
								35,000	34,272	0.9%
Credit.com Holdings, LLC (6)	Diversified Consumer Services	First Lien Term Loan A	9/28/2023	16.57% (3M SOFR + 11.00%)	1.50	9/28/2028	31,886	31,886	31,075	0.8%	(8)(10)
		First Lien Term Loan B	9/28/2023	17.57% (3M SOFR + 12.00%)	1.50	9/28/2028	54,485	54,485	39,404	1.1%	(8)(10)
		Class B of PGX TopCo II LLC (999 Non-Voting Units)	9/28/2023		—	N/A	—	—	892	—%	(16)
								86,371	71,371	1.9%
DRI Holding Inc.	Commercial Services & Supplies	First Lien Term Loan	12/21/2021	10.68% (1M SOFR+ 5.25%)	0.50	12/21/2028	33,646	32,681	33,593	0.9%	(3)(8)(10)
		Second Lien Term Loan	12/21/2021	13.43% (1M SOFR+ 8.00%)	0.50	12/21/2029	145,000	145,000	145,000	3.9%	(3) (10)
								177,681	178,593	4.8%
DTI Holdco, Inc.	Professional Services	First Lien Term Loan	4/26/2022	10.06%(3M SOFR+ 4.75%)	0.75	4/26/2029	18,223	17,954	18,223	0.5%	(3)(8)(10)(47)
		Second Lien Term Loan	4/26/2022	13.06% (3M SOFR+ 7.75%)	0.75	4/26/2030	75,000	75,000	75,000	2.0%	(3)(8)(10)
								92,954	93,223	2.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2024 (Continued)(Unaudited)
(in thousands, except share data)

							March 31, 2024
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Dukes Root Control Inc.	Commercial Services & Supplies	First Lien Revolving Line of Credit - $3,035 Commitment	12/8/2022	11.97% (3M SOFR + 6.50%)	1.00	12/8/2028	$2,089	$2,098	$2,085	0.1%	(8)(10)(15)(52)
		First Lien Revolving Line of Credit - $1,429 Commitment	12/8/2022	12.22% (6M SOFR + 6.50%)	1.00	12/8/2028	1,429	1,434	1,426	—%	(8)(10)(15)
		First Lien Delayed Draw Term Loan - $8,929 Commitment	12/8/2022	11.98% (3M SOFR + 6.50%)	1.00	12/8/2028	3,246	3,233	3,246	0.1%	(8)(10)(15)(52)
		First Lien Term Loan	12/8/2022	12.14% (6M SOFR + 6.50%)	1.00	12/8/2028	36,150	36,252	36,150	1.0%	(3)(8)(10)
								43,017	42,907	1.2%
Easy Gardener Products, Inc.	Household Durables	Class A Units of EZG Holdings, LLC (200 units)	6/11/2020		—	N/A	—	313	—	—%	(16)
		Class B Units of EZG Holdings, LLC(12,525 units)	6/11/2020		—	N/A	—	1,688	—	—%	(16)
								2,001	—	—%
Engineered Machinery Holdings, Inc.	Machinery	Incremental Amendment No. 2 Second Lien Term Loan	5/6/2021	12.07% (3M SOFR+ 6.50%)	0.75	5/21/2029	5,000	4,992	5,000	0.2%	(3)(8)(10)
		Incremental Amendment No. 3 Second Lien Term Loan	8/6/2021	11.57% (3M SOFR+ 6.00%)	0.75	5/21/2029	5,000	5,000	5,000	0.1%	(3)(8)(10)
								9,992	10,000	0.3%
Emerge Intermediate, Inc. (51)	Health Care Providers & Services	First Lien Term Loan	2/26/2024	11.57% (3M SOFR+ 6.25%)	1.00	2/26/2026	55,000	55,000	55,000	1.5%	(3)(8)(10)
								55,000	55,000	1.5%
Enseo Acquisition, Inc.	IT Services	First Lien Term Loan	6/2/2021	13.59% (3M SOFR+ 8.00%)	1.00	6/2/2026	53,254	53,254	53,121	1.4%	(3)(10)
								53,254	53,121	1.4%
Eze Castle Integration, Inc.	IT Services	First Lien Delayed Draw Term Loan - $1,786 Commitment	7/15/2020	14.72% (3M SOFR+ 9.40%) plus 0.75% PIK	1.50	7/15/2025	1,780	1,780	1,774	0.1%	(10)(15)(39)(52)
		First Lien Term Loan	7/15/2020	14.71% (3M SOFR+ 9.40%) plus 0.75% PIK	1.50	7/15/2025	46,449	46,449	46,319	1.2%	(3)(10)(39)
								48,229	48,093	1.3%
Faraday Buyer, LLC	Electrical Equipment	First Lien Delayed Draw Term Loan - $6,540 Commitment	10/11/2022	12.31% (3M SOFR + 7.00%)	1.00	10/11/2028	—	—	—	—%	(8)(10)(15)
		First Lien Term Loan	10/11/2022	11.31% (3M SOFR + 6.00%)	1.00	10/11/2028	62,147	62,147	62,147	1.7%	(3)(8)(10)
								62,147	62,147	1.7%
First Brands Group	Automobile Components	First Lien Term Loan	3/24/2021	10.57% (3M SOFR+ 5.00%)	1.00	3/30/2027	22,126	22,107	22,126	0.6%	(3)(8)(10)(47)
		Second Lien Term Loan	3/24/2021	14.07% (3M SOFR+ 8.50%)	1.00	3/30/2028	37,000	36,806	37,000	1.0%	(3)(8)(10)
								58,913	59,126	1.6%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 0.00%	—	10/15/2030	50,525	29,455	22,795	0.6%	(5) (14)(17)
								29,455	22,795	0.6%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 0.00%	—	5/16/2031	24,575	14,340	11,458	0.3%	(5) (14)(17)
								14,340	11,458	0.3%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 0.00%	—	7/15/2031	39,905	24,989	19,220	0.5%	(5) (14)(17)
								24,989	19,220	0.5%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield 0.00%	—	4/28/2025	41,164	21,322	8	—%	(5) (14)(17)
								21,322	8	—%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield 0.00%	—	10/18/2027	39,598	29,557	62	—%	(5) (14)(17)
								29,557	62	—%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 0.00%	—	7/18/2031	19,025	13,448	7,004	0.2%	(5) (14)(17)
								13,448	7,004	0.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2024 (Continued)(Unaudited)
(in thousands, except share data)

							March 31, 2024
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	Software	Second Lien Term Loan	11/14/2019	12.19% (3M SOFR+ 6.75%)	0.75	11/19/2027	$52,500	$52,391	$51,866	1.4%	(3)(8)(10)
								52,391	51,866	1.4%
The Hiller Companies, LLC	Commercial Services & Supplies	First Lien Term Loan	10/11/2022	12.48% (3M SOFR + 7.00%)	1.00	9/15/2028	37,000	37,000	37,000	1.0%	(3)(8)(10)(49)
								37,000	37,000	1.0%
Interventional Management Services, LLC	Health Care Providers & Services	First Lien Revolving Line of Credit - $5,000 Commitment	2/22/2021	14.55% (3M SOFR+ 9.00%)	1.00	2/22/2025	5,000	5,000	4,884	0.1%	(10)(15)
		First Lien Term Loan	2/22/2021	14.55% (3M SOFR+ 9.00%)	1.00	2/20/2026	66,270	66,270	64,730	1.7%	(3)(10)
								71,270	69,614	1.8%
Japs-Olson Company, LLC (33)	Commercial Services & Supplies	First Lien Term Loan	5/25/2023	12.05% (3M SOFR + 6.75%)	2.00	5/25/2028	58,385	58,385	58,385	1.6%	(3) (10)
								58,385	58,385	1.6%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	6/26/2015	Residual Interest, current yield 0.00%	—	10/20/2031	23,594	16,381	12,072	0.3%	(5) (14)(17)
								16,381	12,072	0.3%
Julie Lindsey, Inc.	Textiles, Apparel & Luxury Goods	First Lien Revolving Line of Credit - $2,000 Commitment	7/27/2023	11.30% (3M SOFR + 6.00%)	4.00	7/27/2027	—	—	—	—%	(10)(15)
		First Lien Term Loan	7/27/2023	11.30% (3M SOFR + 6.00%)	4.00	7/27/2028	19,800	19,800	19,800	0.5%	(3) (10)
								19,800	19,800	0.5%
K&N HoldCo, LLC	Automobile Components	Class A Common Units (84,553 units)	2/14/2023		—	N/A	—	25,697	1,046	—%	(8)(16)
								25,697	1,046	—%
KM2 Solutions LLC	IT Services	First Lien Term Loan	12/17/2020	15.08% (3M SOFR+ 9.60%)	3.00	12/17/2025	17,922	17,922	17,766	0.5%	(3)(10)
								17,922	17,766	0.5%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 0.00%	—	7/21/2031	49,934	21,151	10,420	0.3%	(5) (14)(17)
								21,151	10,420	0.3%
LGC US FINCO, LLC	Machinery	First Lien Term Loan	1/17/2020	11.95% (1M SOFR+ 6.50%)	1.00	12/20/2025	29,392	29,104	29,392	0.8%	(3)(8)(10)
								29,104	29,392	0.8%
Lucky US BuyerCo LLC	Professional Services	First Lien Revolving Line of Credit - $2,775 Commitment	4/3/2023	12.83% (3M SOFR + 7.50%)	1.00	4/1/2029	833	833	833	—%	(8)(10)(15)
		First Lien Term Loan	4/3/2023	12.80% (3M SOFR + 7.50%)	1.00	4/1/2029	21,511	21,511	21,511	0.6%	(3)(8)(10)
								22,344	22,344	0.6%
MAC Discount, LLC	Household Durables	First Lien Term Loan	5/11/2023	13.55% (3M SOFR + 8.00%)	1.50	5/11/2028	34,624	34,324	34,624	0.9%	(3) (10)
		Class A Senior Preferred Stock to MAC Discount Investments, LLC (1,500,000 shares)	5/11/2023	12.00%	—	5/11/2028	—	1,500	1,180	—%	(16)
								35,824	35,804	0.9%
Magnate Worldwide, LLC	Air Freight & Logistics	First Lien Delayed Draw Term Loan - $2,357 Commitment	3/11/2022	10.95% (3M SOFR+ 5.50%)	0.75	12/30/2028	1,208	1,188	1,208	0.1%	(8)(10)(15)
		First Lien Term Loan	3/11/2022	10.95% (3M SOFR+ 5.50%)	0.75	12/30/2028	30,186	30,186	30,186	0.8%	(3)(8)(10)
		Second Lien Term Loan	12/30/2021	13.95% (3M SOFR+ 8.50%)	0.75	12/30/2029	95,000	95,000	90,409	2.4%	(3)(10)
								126,374	121,803	3.3%
Mamba Purchaser, Inc.	Health Care Providers & Services	Second Lien Term Loan	9/29/2021	11.95% (1M SOFR+ 6.50%)	0.50	10/14/2029	11,500	11,379	11,500	0.3%	(3)(8)(10)
								11,379	11,500	0.3%
Medical Solutions Holdings, Inc. (4)	Health Care Providers & Services	Second Lien Term Loan	11/1/2021	12.43% (1M SOFR+ 7.00%)	0.50	11/1/2029	54,463	54,432	53,205	1.4%	(3)(8)(10)
								54,432	53,205	1.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2024 (Continued)(Unaudited)
(in thousands, except share data)

							March 31, 2024
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note	4/17/2013	Residual Interest, current yield 0.00%	—	10/15/2030	43,650	18,535	9,622	0.3%	(5) (14)(17)
								18,535	9,622	0.3%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 0.00%	—	7/15/2031	$47,830	$18,996	$13,244	0.4%	(5) (14)(17)
								18,996	13,244	0.4%
Nexus Buyer LLC	Capital Markets	Second Lien Term Loan	11/5/2021	11.68% (1M SOFR+ 6.25%)	0.50	11/5/2029	42,500	42,500	42,500	1.1%	(3)(8)(10)
								42,500	42,500	1.1%
NH Kronos Buyer, Inc.	Pharmaceuticals	First Lien Term Loan	12/7/2022	11.70% (3M SOFR + 6.25%)	1.00	11/1/2028	73,828	73,828	73,828	2.0%	(3)(8)(10)
								73,828	73,828	2.0%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 0.00%	—	7/19/2030	42,064	23,848	16,125	0.4%	(5) (14)(17)
								23,848	16,125	0.4%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note	8/12/2015	Residual Interest, current yield 0.00%	—	4/16/2031	46,016	17,207	12,010	0.3%	(5) (14)(17)
								17,207	12,010	0.3%
OneTouchPoint Corp	Professional Services	First Lien Term Loan	2/19/2021	13.55% (3M SOFR+ 8.00%)	1.00	2/19/2026	38,070	38,070	38,070	1.0%	(3)(10)
								38,070	38,070	1.0%
PeopleConnect Holdings, LLC (11)	Interactive Media & Services	First Lien Term Loan	1/22/2020	13.70% (3M SOFR+ 8.25%)	2.75	1/22/2025	138,831	138,831	138,831	3.7%	(3)(10)
								138,831	138,831	3.7%
PlayPower, Inc.	Leisure Products	First Lien Term Loan	5/7/2019	10.98% (3M SOFR+ 5.50%)	—	5/10/2026	5,727	5,707	5,472	0.1%	(8)(10)
								5,707	5,472	0.1%
Precisely Software Incorporated (29)	IT Services	Second Lien Term Loan	4/23/2021	12.83% (3M SOFR+ 7.25%)	0.75	4/23/2029	80,000	79,418	79,057	2.1%	(3)(8)(10)
								79,418	79,057	2.1%
Preventics, Inc. (d/b/a Legere Pharmaceuticals) (46)	Health Care Providers & Services	First Lien Term Loan	11/12/2021	16.06% (3M SOFR+ 10.50%)	1.00	11/12/2026	8,929	8,929	8,929	0.2%	(3)(10)
		Series A Convertible Preferred Stock (320 units)	11/12/2021	8.00%	—	N/A	—	127	182	—%	(16)
		Series C Convertible Preferred Stock (3,575 units)	11/12/2021	8.00%	—	N/A	—	1,419	2,044	0.1%	(16)
								10,475	11,155	0.3%
Raisin Acquisition Co, Inc.	Pharmaceuticals	First Lien Revolving Line of Credit - $3,583 Commitment	6/17/2022	12.59% (3M SOFR+ 7.00%)	1.00	12/13/2026	—	—	—	—%	(8)(10)(15)
		First Lien Delayed Draw Term Loan - $1,554 Commitment	6/17/2022	12.57% (3M SOFR+ 7.00%)	1.00	12/13/2026	1,445	1,420	1,445	—%	(8)(10)(15)
		First Lien Term Loan	6/17/2022	12.59% (3M SOFR+ 7.00%)	1.00	12/13/2026	22,913	22,459	22,913	0.6%	(3)(8)(10)
								23,879	24,358	0.6%
Reception Purchaser, LLC	Air Freight & Logistics	First Lien Term Loan	4/28/2022	11.45% (3M SOFR+ 6.00%)	0.75	3/24/2028	$62,413	$61,632	$55,548	1.5%	(3)(8)(10)
								61,632	55,548	1.5%
Redstone Holdco 2 LP (22)	IT Services	Second Lien Term Loan	4/16/2021	13.19% (1M SOFR+ 7.75%)	0.75	4/27/2029	50,000	49,432	43,919	1.2%	(3)(8)(10)
								49,432	43,919	1.2%
Research Now Group, LLC and Dynata, LLC	Professional Services	First Lien Term Loan	12/8/2017	11.07% (3M SOFR+ 5.50%)	1.00	12/20/2024	9,400	9,331	5,672	0.2%	(8)(10)(53)
		Second Lien Term Loan	12/8/2017	15.07% (3M SOFR+ 9.50%)	1.00	12/20/2025	50,000	49,266	14,669	0.4%	(8)(9)(10)(50)
								58,597	20,341	0.6%
Rising Tide Holdings, Inc.	Diversified Consumer Services	First Lien Term Loan	9/25/2023	13.57% PIK (3M SOFR+ 8.00%)	2.00	9/12/2028	$5,467	$5,036	$5,198	0.1%	(8)(10)
		Class A Common Units to Marine One Holdco, LLC	9/12/2023		—	N/A	—	23,898	5,031	0.1%	(8)(16)
		Warrants of Marine One Holdco, LLC	9/12/2023		—	N/A	—	—	—	—%	(8)(16)
								28,934	10,229	0.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2024 (Continued)(Unaudited)
(in thousands, except share data)

							March 31, 2024
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

The RK Logistics Group, Inc.	Commercial Services & Supplies	First Lien Term Loan	3/24/2022	16.06% (3M SOFR+ 10.50%)	1.00	12/18/2028	5,699	5,699	5,699	0.1%	(3)(10)
		First Lien Term Loan	12/19/2023	13.06% (3M SOFR + 7.50%)	4.00	12/18/2028	20,646	20,646	20,585	0.6%	(3)(10)
		Class A Common Units (263,000 units)	3/24/2022		—	N/A	—	263	2,672	0.1%	(16)
		Class B Common Units (1,435,000 units)	3/24/2022		—	N/A	—	2,487	14,577	0.4%	(16)
								29,095	43,533	1.2%
RME Group Holding Company	Media	First Lien Term Loan A	5/4/2017	11.05% (3M SOFR+ 5.50%)	1.00	5/6/2025	19,812	19,812	19,812	0.6%	(3)(10)
		First Lien Term Loan B	5/4/2017	16.55% (3M SOFR+ 11.00%)	1.00	5/6/2025	20,545	20,545	20,545	0.5%	(3)(10)
								40,357	40,357	1.1%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note	4/11/2014	Residual Interest, current yield 0.00%	—	4/21/2031	27,725	17,110	13,173	0.4%	(5) (14)(17)
								17,110	13,173	0.4%
Rosa Mexicano	Hotels, Restaurants & Leisure	First Lien Revolving Line of Credit - $3,138 Commitment	3/29/2018	16.00%	8.50	6/13/2024	3,138	3,138	2,603	0.1%	(15)
		First Lien Term Loan	3/29/2018	13.06% (3M SOFR+ 7.50%)	1.25	6/13/2024	21,917	21,917	17,143	0.5%	(10)
								25,055	19,746	0.6%
ShiftKey, LLC	Health Care Technology	First Lien Term Loan	6/21/2022	11.31% (3M SOFR+ 5.75%)	1.00	6/21/2027	63,863	63,495	62,996	1.7%	(3)(10)
								63,495	62,996	1.7%
Shutterfly Finance, LLC	Internet & Direct Marketing Retail	First Lien Term Loan	6/5/2023	11.33% (1M SOFR + 6.00%)	1.00	10/1/2027	2,406	2,421	2,406	0.1%	(8)(10)
		Second Lien Term Loan	6/6/2023	10.30% (3M SOFR + 5.00%) plus 4.00% PIK	1.00	10/1/2027	18,496	18,496	14,891	0.4%	(8)(10)(39)
								20,917	17,297	0.5%
Sorenson Communications, LLC	Diversified Telecommunication Services	First Lien Term Loan	3/12/2021	10.94% (1M SOFR+ 5.50%)	0.75	3/17/2026	28,156	27,920	28,156	0.8%	(3)(8)(10)
								27,920	28,156	0.8%
Spectrum Vision Holdings, LLC	Health Care Providers & Services	First Lien Term Loan	5/2/2023	12.06% (3M SOFR + 6.50%)	1.00	11/17/2024	29,696	29,696	29,696	0.8%	(3)(8)(10)
								29,696	29,696	0.8%
Staples, Inc.	Distributors	First Lien Term Loan	11/18/2019	10.44% (1M LIBOR+ 5.00%)	—	4/16/2026	8,616	8,587	8,544	0.2%	(3)(8)(47)
								8,587	8,544	0.2%
Strategic Materials Holding Corp.	Household Durables	Second Lien Term Loan	10/27/2017	8.75% (3M SOFR+ 7.75%)	1.00	11/1/2025	7,000	6,980	—	—%	(8)(9)(10)
								6,980	—	—%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interest	12/4/2006		—	N/A	—	—	—	—%	(13)
								—	—	—%
Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note	5/6/2014	Residual Interest, current yield 0.00%	—	7/14/2026	49,250	—	—	—%	(5) (14)(17)(19)
								—	—	—%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note	10/17/2014	Residual Interest, current yield 0.00%	—	1/19/2032	63,831	36,040	23,942	0.6%	(5) (14)(17)
								36,040	23,942	0.6%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	1/26/2018	12.00% PIK	12.00	2/27/2026	$191,745	$191,745	$191,745	5.1%	(39)
		First Lien Term Loan	11/17/2022	12.00% PIK	12.00	2/27/2026	22,056	22,056	22,056	0.6%	(39)
		Class B of Town & Country TopCo LLC (999 Non-Voting Units)	11/17/2022		—	N/A	—	—	39,833	1.1%	(16)
								213,801	253,634	6.8%
TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	14.56% (3M SOFR+ 9.00%) plus 1.50% PIK	5.00	11/30/2025	22,221	22,221	22,220	0.6%	(3) (10)(39)
								22,221	22,220	0.6%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2024 (Continued)(Unaudited)
(in thousands, except share data)

							March 31, 2024
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

United Sporting Companies, Inc. (18)	Distributors	Second Lien Term Loan	9/28/2012	13.25% (1ML+ 11.00%) plus 2.00% PIK	2.25	11/16/2019	190,556	89,853	9,969	0.3%	(9)(10)
								89,853	9,969	0.3%
Upstream Newco, Inc.	Health Care Providers & Services	Second Lien Term Loan	11/20/2019	13.91% (3M SOFR+ 8.50%)	—	11/20/2027	22,000	21,906	20,094	0.5%	(3)(8)(10)
								21,906	20,094	0.5%
USG Intermediate, LLC	Leisure Products	First Lien Revolving Line of Credit - $14,000 Commitment	4/15/2015	14.68% (1M SOFR+ 9.25%)	1.00	2/9/2028	14,000	14,000	14,000	0.4%	(10)(15)
		First Lien Term Loan B	4/15/2015	14.68% (1M SOFR+ 9.25%)	1.00	2/9/2028	68,691	68,691	68,691	1.8%	(3)(10)
		Equity	4/15/2015		—	N/A	—	1	—	—%	(16)
								82,692	82,691	2.2%
VC GB Holdings I Corp	Household Durables	Second Lien Term Loan	6/30/2021	12.31% (3M SOFR+ 6.75%)	0.50	7/23/2029	23,000	22,847	23,000	0.6%	(3)(8)(10)
								22,847	23,000	0.6%
ViaPath Technologies.	Diversified Telecommunication Services	First Lien Term Loan	8/7/2019	9.68% (1M SOFR+ 4.25%)	—	11/29/2025	9,522	9,413	9,284	0.2%	(3)(8)(10)
		Second Lien Term Loan	11/20/2018	15.43% (1M SOFR+ 10.00%)	—	11/29/2026	122,670	122,113	122,670	3.3%	(3)(8)(10)
								131,526	131,954	3.5%
Victor Technology, LLC	Commercial Services & Supplies	First Lien Term Loan	12/3/2021	13.06% (3M SOFR+ 7.50%)	1.00	12/3/2028	19,325	19,325	18,542	0.5%	(3)(10)
								19,325	18,542	0.5%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 0.00%	—	10/15/2030	40,613	24,820	13,168	0.4%	(5) (14)(17)
								24,820	13,168	0.4%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 0.00%	—	4/18/2031	40,773	22,266	11,448	0.3%	(5) (14)(17)
								22,266	11,448	0.3%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2016	Residual Interest, current yield 0.00%	—	10/20/2031	28,100	22,973	16,803	0.4%	(5) (14)(17)
								22,973	16,803	0.4%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note	6/13/2017	Residual Interest, current yield 5.82%	—	4/20/2034	44,885	50,171	39,717	1.1%	(5)(14)
								50,171	39,717	1.1%
WatchGuard Technologies, Inc.	IT Services	First Lien Term Loan	8/17/2022	10.58% (1M SOFR+ 5.25%)	0.75	6/30/2029	34,475	34,475	34,238	0.9%	(3)(8)
								34,475	34,238	0.9%
Wellful Inc.	Food & Staples Retailing	First Lien Term Loan	5/26/2022	11.58% (1M SOFR+ 6.25%)	0.75	4/21/2027	13,517	13,027	12,163	0.3%	(3)(8)(10)
		Incremental First Lien Term Loan	7/21/2022	11.58% (1M SOFR+ 6.25%)	0.75	4/21/2027	14,531	13,998	13,076	0.3%	(3)(8)(10)
								27,025	25,239	0.6%
Wellpath Holdings, Inc.	Health Care Providers & Services	First Lien Term Loan	5/13/2019	11.32% (6M SOFR+ 5.50%)	—	10/1/2025	14,128	14,055	13,105	0.4%	(8)
		Second Lien Term Loan	9/25/2018	14.82% (6M SOFR+ 9.00%)	—	10/1/2026	37,000	36,776	30,887	0.8%	(8)
								50,831	43,992	1.2%
Total Non-Control/Non-Affiliate Investments								$4,456,184	$3,978,788	106.3%

Total Portfolio Investments								$7,688,672	$7,806,712	208.6%
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023 (Continued)
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Medical Solutions Holdings, Inc. (4)	Health Care Providers & Services	Second Lien Term Loan	11/1/2021	12.36% (3M SOFR+ 7.00%)	0.50	11/1/2029	$54,463	$54,428	$54,463	1.5%	(3)(8)(10)
								54,428	54,463	1.5%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note	4/17/2013	Residual Interest, current yield 0.00%	—	10/15/2030	43,650	21,588	13,629	0.4%	(5) (14)(17)
								21,588	13,629	0.4%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 9.95%	—	7/15/2031	47,829	23,395	19,004	0.5%	(5) (14)
								23,395	19,004	0.5%
Nexus Buyer LLC	Capital Markets	Second Lien Term Loan	11/5/2021	11.45% (1M SOFR+ 6.25%)	0.50	11/5/2029	42,500	42,500	39,984	1.1%	(8)(10)
								42,500	39,984	1.1%
NH Kronos Buyer, Inc.	Pharmaceuticals	First Lien Term Loan	12/7/2022	11.64% (3M SOFR + 6.25%)	1.00	11/1/2028	74,531	74,531	74,531	2.0%	(3)(8)(10)
								74,531	74,531	2.0%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 5.11%	—	7/19/2030	42,064	27,168	21,341	0.6%	(5) (14)
								27,168	21,341	0.6%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note	8/12/2015	Residual Interest, current yield 7.93%	—	4/16/2031	46,016	20,619	15,429	0.4%	(5) (14)
								20,619	15,429	0.4%
OneTouchPoint Corp	Professional Services	First Lien Term Loan	2/19/2021	13.49% (3M SOFR+ 8.00%)	1.00	2/19/2026	38,678	38,678	38,678	1.0%	(3) (10)
								38,678	38,678	1.0%
PeopleConnect Holdings, LLC (11)	Interactive Media & Services	First Lien Term Loan	1/22/2020	13.64% (3M SOFR+ 8.25%)	2.75	1/22/2025	160,281	160,281	160,281	4.3%	(3) (10)
								160,281	160,281	4.3%
PetVet Care Centers, LLC (f/k/a Pearl Intermediate Parent LLC)	Health Care Providers & Services	Second Lien Term Loan	2/1/2018	11.44% (1ML+ 6.25%)	—	2/15/2026	16,000	15,957	15,319	0.4%	(3)(8)(10)
								15,957	15,319	0.4%
PGX Holdings, Inc. (6)	Diversified Consumer Services	First Lien Term Loan	7/21/2021	12.85% (1M SOFR + 7.75%)	1.50	7/21/2026	70,639	70,639	70,639	1.9%	(8)(9)(10)
		First Lien DIP Term Loan	5/31/2023	13.99% (3M SOFR + 8.50%)	1.50	7/21/2026	4,376	4,376	4,376	0.1%	(8)(10)
		Second Lien Term Loan	7/21/2021	12.00% PIK	—	7/27/2027	186,326	179,986	—	—%	(9)(39)
		Class B of PGX TopCo LLC (999 Non-Voting Units)	5/27/2020		—	N/A	—	—	—	—%	(16)
								255,001	75,015	2.0%
PlayPower, Inc.	Leisure Products	First Lien Term Loan	5/7/2019	10.57% (3M SOFR+ 5.50%)	—	5/10/2026	5,776	5,749	5,436	0.1%	(3)(8)(10)
								5,749	5,436	0.1%
Precisely Software Incorporated (f/k/a Vision Solutions, Inc.) (29)	IT Services	Second Lien Term Loan	4/23/2021	12.51% (3ML + 7.25%)	0.75	4/23/2029	80,000	79,331	75,962	2.0%	(3)(8)(10)
								79,331	75,962	2.0%
Preventics, Inc. (d/b/a Legere Pharmaceuticals) (46)	Health Care Providers & Services	First Lien Term Loan	11/12/2021	16.04% (3ML+ 10.50%)	1.00	11/12/2026	9,150	9,150	9,150	0.2%	(3) (10)
		Series A Convertible Preferred Stock(320 units)	11/12/2021	8.00%	—	N/A	—	127	158	—%	(16)
		Series C Convertible Preferred Stock (3,575 units)	11/12/2021	8.00%	—	N/A	—	1,419	1,769	—%	(16)
								10,696	11,077	0.2%
Raisin Acquisition Co, Inc.	Pharmaceuticals	First Lien Revolving Line of Credit - $3,583 Commitment	6/17/2022	12.51% (3M SOFR+ 7.00%)	1.00	12/13/2026	—	—	—	—%	(8)(10)(15)
		First Lien Delayed Draw Term Loan - $1,554 Commitment	6/17/2022	12.50% (3M SOFR+ 7.00%)	1.00	12/13/2026	1,503	1,472	1,468	—%	(8)(10)(15)
		First Lien Term Loan	6/17/2022	12.51% (3M SOFR+ 7.00%)	1.00	12/13/2026	23,848	23,266	23,290	0.6%	(3)(8)(10)
								24,738	24,758	0.6%
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023 (Continued)
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 0.00%	—	10/15/2030	$40,613	$25,760	$19,291	0.5%	(5) (14)(17)
								25,760	19,291	0.5%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 0.75%	—	4/18/2031	40,773	23,324	15,895	0.4%	(5) (14)
								23,324	15,895	0.4%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2016	Residual Interest, current yield 10.28%	—	10/20/2031	28,100	23,295	19,297	0.5%	(5) (14)
								23,295	19,297	0.5%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note	6/13/2017	Residual Interest, current yield 13.32%	—	4/20/2034	44,885	51,926	40,366	1.2%	(5) (14)
								51,926	40,366	1.2%
VT Topco, Inc.	Commercial Services & Supplies	Second Lien Term Loan	8/14/2018	11.97% (1M SOFR+ 6.75%)	—	8/17/2026	12,000	11,944	11,879	0.3%	(3)(8)(10)
		2021 Second Lien Term Loan	7/30/2021	11.97% (1M SOFR+ 6.75%)	0.75	8/17/2026	20,250	20,144	20,046	0.5%	(3)(8)(10)
								32,088	31,925	0.8%
WatchGuard Technologies, Inc.	IT Services	First Lien Term Loan	8/17/2022	10.11% (6M SOFR + 5.25%	0.75	6/30/2029	34,738	34,738	34,637	0.9%	(3)(8)(10)
								34,738	34,637	0.9%
Wellful Inc. (f/k/a KNS Acquisition Corp.)	Food & Staples Retailing	First Lien Term Loan	5/26/2022	11.47% (1M SOFR + 6.25%)	0.75	4/21/2027	13,696	12,953	12,931	0.3%	(3)(8)(10)
		Incremental First Lien Term Loan	7/21/2022	11.47% (1M SOFR + 6.25%)	0.75	4/21/2027	14,719	14,186	13,897	0.4%	(3)(8)(10)
								27,139	26,828	0.7%
Wellpath Holdings, Inc. (f/k/a CCS-CMGC Holdings, Inc.)	Health Care Providers & Services	First Lien Term Loan	5/13/2019	10.98% (3ML+ 5.50%)	—	10/1/2025	14,240	14,130	13,784	0.4%	(3)(8)(10)
		Second Lien Term Loan	9/25/2018	14.48% (3ML+ 9.00%)	—	10/1/2026	37,000	36,710	33,941	0.9%	(3)(8)(10)
								50,840	47,725	1.3%
Total Non-Control/Non-Affiliate Investments								$4,803,245	$4,142,837	111.0%

Total Portfolio Investments								$7,800,596	$7,724,931	207.0%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2024 (Unaudited) and June 30, 2023

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
(3)Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair value of the investments held by PCF at March 31, 2024 and June 30, 2023 were $2,967,670 and $3,051,668, respectively, representing 38.0% and 39.5% of our total investments, respectively.
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
(6)On December 28, 2022, we provided $15,000 of additional Second Lien Term Loans and $30,000 of Second Lien Delayed Draw Term Loan commitments to PGX Holdings, Inc. (“PGX”). Also as of December 28, 2022, we contributed our existing equity interest in PGX to PGX TopCo LLC, an entity in which we own 100% of the Class B non-voting shares. Given the only equity we hold in the PGX structure is non-voting, we classify our investment in the PGX structure as non-control/non-affiliate beginning December 31, 2022 and as of June 30, 2023 and March 31, 2024. On September 28, 2023, in connection with a Chapter 11 process, PGX sold the majority of its assets to a new entity, Credit.com Holdings, LLC (“Credit.com”). As part of the transaction, we rolled the majority of our existing First Lien Term Loan into a new First Lien Term Loan A and new First Lien Term Loan B at Credit.com. We were also issued equity at Credit.com, which we hold through our Class B non-voting equity investment in PGX Topco II LLC.
(7)Engine Group, Inc., EMX Digital, Inc. (f/k/a Clearstream.TV, Inc.), and Engine International, Inc., are joint borrowers on the first lien term loan.
(8)Syndicated investment which was originated by a financial institution and broadly distributed.
(9)Investment on non-accrual status as of the reporting date (See Note 2).
(10)Certain variable rate securities in our portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. The 1-Month LIBOR, or “1ML”, was 5.44% as of March 31, 2024 and 5.22% as of June 30, 2023. The 3-Month LIBOR, or “3ML”, was 5.55% as of June 30, 2023. The 6-Month LIBOR, or “6ML”, was 5.76% as of June 30, 2023. The 1-Month Secured Overnight Financing Rate or “1M SOFR”, was 5.33% as of March 31, 2024 and 5.14% as of June 30, 2023. The 3-Month Secured Overnight Financing Rate or “3M SOFR”, was 5.30% as of March 31, 2024 and 5.27% as of June 30, 2023. The 6-Month Secured Overnight Financing Rate or “6M SOFR” was 5.22% as of March 31, 2024 and 5.39% as of June 30, 2023. The PRIME Rate or “PRIME” was 8.25% as of June 30, 2023. The impact of a SOFR credit spread adjustment, if applicable, is included within the stated all-in interest rate.
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2024 (Unaudited) and June 30, 2023 (Continued)
(14)Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2024 and June 30, 2023, our qualifying assets, as a percentage of total assets, stood at 83.69% and 82.08%, respectively. We monitor the status of these assets on an ongoing basis.
(15)Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of March 31, 2024 and June 30, 2023, we had $24,611 and $47,875, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.
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
(20)CP Holdings of Delaware LLC (“CP Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of CP Energy Services Inc. (“CP Energy”) as of March 31, 2024 and June 30, 2023. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $29,458 in first lien term loans (the “Spartan Term Loans”) due to us as of March 31, 2024. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. In September 2020, we made a new $26,193 Series A preferred stock investment in Spartan Energy Holdings, Inc., which equates to 100% of the Series A non-voting non-convertible preferred stock outstanding.
(21)Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% and 99.8% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of March 31, 2024 and June 30, 2023, respectively. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company. Effective December 10, 2021, Credit Central’s term loan lenders were granted a first priority security interest on certain assets of Credit Central and our investment became classified as a First Lien Term Loan.
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2024 (Unaudited) and June 30, 2023 (Continued)
(24)Energy Solutions Holdings Inc., a consolidated entity in which we own 100% of the equity, owns 100% of Freedom Marine Solutions, LLC (“Freedom Marine”), which owns Vessel Company, LLC, Vessel Company II, LLC and Vessel Company III, LLC. We report Freedom Marine as a separate controlled company.
(25)MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 100% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc. (“Mity-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. Our subordinated unsecured note issued and outstanding to Broda Canada is denominated in Canadian Dollars (“CAD”). As of March 31, 2024 and June 30, 2023, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder.
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
(27)Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 94.48% of Nationwide Loan Company LLC, the operating company, as of March 31, 2024 and June 30, 2023. We report Nationwide Loan Company LLC as a separate controlled company. Prospect has a first priority security interest in the assets of Nationwide.
(28)NMMB Holdings, Inc. (“NMMB Holdings”), a consolidated entity in which we own 100% of the equity, owns 92.77% and 90.42% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of March 31, 2024 and June 30, 2023, respectively. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.
(29)Vision Solutions, Inc. and Precisely Software Incorporate are joint borrowers on the Second Lien Term Loan.
(30)Prospect owns 99.96% of the equity of USES Corp. as of March 31, 2024 and June 30, 2023.
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
(32)As of March 31, 2024 and June 30, 2023, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC, the parent company of Nixon, Inc.
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
(35)As of March 31, 2024 and June 30, 2023, the residual profit interest includes both (i) 8.33% of New TLA, TLD and TLE residual profit and (ii) 100% of TLC residual profits, with both calculated quarterly in arrears.
(36)Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.98% ownership interest of Pacific World as of March 31, 2024 and as of June 30, 2023. As a result, Prospect’s investment in Pacific World is classified as a control investment.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2024 (Unaudited) and June 30, 2023 (Continued)
(37)The following shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of March 31, 2024:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$54,739	$—	$—	$—	$55,581	$110,320
Commercial Services & Supplies	132,841	—	—	7,200	27,349	167,390
Construction & Engineering	82,235	—	—	—	12,052	94,287
Consumer Finance	522,576	—	—	—	82,842	605,418
Diversified Consumer Services	1,500	—	—	—	2,378	3,878
Energy Equipment & Services	114,906	—	—	—	221,800	336,706
Equity Real Estate Investment Trusts (REITs)	838,338	—	—	—	20,030	858,368
Health Care Providers & Services	310,353	—	—	—	45,118	355,471
Machinery	37,322	—	—	—	6,866	44,188
Media	29,723	—	—	—	—	29,723
Online Lending	20,630	—	—	—	—	20,630
Personal Products	96,503	—	—	—	221,795	318,298
Trading Companies & Distributors	35,149	—	—	—	32,500	67,649
Structured Finance	210,000	—	—	—	—	210,000
Total Control Investments	$2,486,815	$—	$—	$7,200	$728,311	$3,222,326
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$10,162	$10,162
Total Affiliate Investments	$—	$—	$—	$—	$10,162	$10,162
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$93,006	$95,000	$—	$—	$—	$188,006
Automobile Components	22,107	66,806	—	—	25,697	114,610
Building Products	—	35,000	—	—	—	35,000
Capital Markets	—	42,500	—	—	—	42,500
Commercial Services & Supplies	216,753	153,316	—	—	2,750	372,819
Communications Equipment	20,217	54,938	—	—	—	75,155
Distributors	222,388	89,853	—	—	—	312,241
Diversified Consumer Services	91,407	—	—	—	23,898	115,305
Diversified Financial Services	45,155	—	—	—	—	45,155
Diversified Telecommunication Services	37,333	122,113	—	—	—	159,446
Electrical Equipment	62,147	—	—	—	—	62,147
Food & Staples Retailing	27,025	—	—	—	—	27,025
Food Products	—	131,467	—	—	—	131,467
Health Care Providers & Services	239,338	124,493	—	—	1,546	365,377
Health Care Technology	133,938	—	—	—	—	133,938
Hotels, Restaurants & Leisure	25,055	—	—	—	—	25,055
Household Durables	121,683	29,827	—	—	3,501	155,011
Interactive Media & Services	138,831	—	—	—	—	138,831
Internet & Direct Marketing Retail	2,421	18,496	—	—	—	20,917
IT Services	197,038	148,375	—	—	—	345,413
Leisure Products	88,398	—	—	—	1	88,399
Machinery	51,325	9,992	—	—	—	61,317
Media	40,357	—	—	—	—	40,357
Pharmaceuticals	97,707	—	—	—	—	97,707
Professional Services	87,699	124,266	—	—	—	211,965
Software	—	52,391	—	—	—	52,391
Textiles, Apparel & Luxury Goods	174,347	—	—	—	—	174,347
Structured Finance (A)	—	—	864,283	—	—	864,283
Total Non-Control/Non-Affiliate	$2,235,675	$1,298,833	$864,283	$—	$57,393	$4,456,184
Total Portfolio Investment Cost	$4,722,490	$1,298,833	$864,283	$7,200	$795,866	$7,688,672
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2024 (Unaudited) and June 30, 2023 (Continued)
The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of March 31, 2024:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Control Investments
Aerospace & Defense	$54,739	$—	$—	$—	$9,188	$63,927	1.7%
Commercial Services & Supplies	74,637	—	—	7,200	22,060	103,897	2.8%
Construction & Engineering	82,235	—	—	—	236,035	318,270	8.5%
Consumer Finance	516,677	—	—	—	193,137	709,814	19.0%
Diversified Consumer Services	1,500	—	—	—	3,242	4,742	0.1%
Energy Equipment & Services	99,673	—	—	—	12,522	112,195	3.0%
Equity Real Estate Investment Trusts (REITs)	838,338	—	—	—	595,542	1,433,880	38.3%
Health Care Providers & Services	310,353	—	—	—	160,397	470,750	12.6%
Machinery	37,322	—	—	—	61,327	98,649	2.6%
Media	29,723	—	—	—	64,503	94,226	2.5%
Online Lending	20,630	—	—	—	—	20,630	0.6%
Personal Products	96,503	—	—	—	8,392	104,895	2.8%
Trading Companies & Distributors	35,149	—	—	—	33,095	68,244	1.8%
Structured Finance (A)	210,000	—	—	—	—	210,000	5.6%
Total Control Investments	$2,407,479	$—	$—	$7,200	$1,399,440	$3,814,119	101.9%
Fair Value % of Net Assets	64.3%	—%	—%	0.2%	37.4%	101.9%
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$13,805	$13,805	0.4%
Total Affiliate Investments	$—	$—	$—	$—	$13,805	$13,805	0.4%
Fair Value % of Net Assets	—%	—%	—%	—%	0.4%	0.4%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$86,942	$90,409	$—	$—	$—	$177,351	4.7%
Automobile Components	22,126	66,996	—	—	1,046	90,168	2.4%
Building Products	—	34,272	—	—	—	34,272	0.9%
Capital Markets	—	42,500	—	—	—	42,500	1.1%
Commercial Services & Supplies	216,711	153,500	—	—	17,249	387,460	10.4%
Communications Equipment	19,992	44,203	—	—	—	64,195	1.7%
Distributors	222,345	9,969	—	—	39,833	272,147	7.3%
Diversified Consumer Services	75,677	—	—	—	5,923	81,600	2.2%
Diversified Financial Services	45,155	—	—	—	—	45,155	1.2%
Diversified Telecommunication Services	37,440	122,670	—	—	—	160,110	4.3%
Electrical Equipment	62,147	—	—	—	—	62,147	1.7%
Food & Staples Retailing	25,239	—	—	—	—	25,239	0.7%
Food Products	—	125,930	—	—	—	125,930	3.4%
Health Care Providers & Services	236,732	115,686	—	—	2,226	354,644	9.5%
Health Care Technology	133,486	—	—	—	—	133,486	3.6%
Hotels, Restaurants & Leisure	19,746	—	—	—	—	19,746	0.5%
Household Durables	121,983	23,000	—	—	1,180	146,163	3.9%
Interactive Media & Services	138,831	—	—	—	—	138,831	3.7%
Internet & Direct Marketing Retail	2,406	14,891	—	—	—	17,297	0.5%
IT Services	196,376	142,976	—	—	—	339,352	9.1%
Leisure Products	88,163	—	—	—	—	88,163	2.4%
Machinery	51,612	10,000	—	—	—	61,612	1.6%
Media	40,357	—	—	—	—	40,357	1.1%
Pharmaceuticals	98,186	—	—	—	—	98,186	2.6%
Professional Services	84,309	89,669	—	—	—	173,978	4.6%
Software	—	51,866	—	—	—	51,866	1.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2024 (Unaudited) and June 30, 2023 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Textiles, Apparel & Luxury Goods	174,347	—	—	—	—	174,347	4.7%
Structured Finance (A)	—	—	572,486	—	—	572,486	15.3%
Total Non-Control/Non-Affiliate	$2,200,308	$1,138,537	$572,486	$—	$67,457	$3,978,788	106.3%
Fair Value % of Net Assets	58.8%	30.4%	15.3%	—%	1.8%	106.3%
Total Portfolio	$4,607,787	$1,138,537	$572,486	$7,200	$1,480,702	$7,806,712	208.6%
Fair Value % of Net Assets	123.1%	30.4%	15.3%	0.2%	39.6%	208.6%
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

Endnote Explanations as of March 31, 2024 (Unaudited) and June 30, 2023 (Continued)

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

The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of June 30, 2023:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Control Investments
Aerospace & Defense	$56,600	$—	$—	$—	$7,598	$64,198	1.7%
Commercial Services & Supplies	69,875	—	—	7,200	10,630	87,705	2.3%
Construction & Engineering	79,095	—	—	—	86,689	165,784	4.4%
Consumer Finance	492,165	—	—	—	227,431	719,596	19.3%
Diversified Consumer Services	—	—	—	—	3,242	3,242	0.1%
Energy Equipment & Services	103,310	—	—	—	23,420	126,730	3.4%
Equity Real Estate Investment Trusts (REITs)	725,703	—	—	—	712,093	1,437,796	38.5%
Health Care Providers & Services	293,179	—	—	—	164,788	457,967	12.3%
Machinery	33,622	—	—	—	47,886	81,508	2.2%
Media	29,723	—	—	—	64,457	94,180	2.5%
Online Lending	21,580	—	—	—	—	21,580	0.6%
Personal Products	65,746	—	—	—	—	65,746	1.8%
Trading Companies & Distributors	32,684	—	—	—	12,381	45,065	1.2%
Structured Finance (A)	200,600	—	—	—	—	200,600	5.4%
Total Control Investments	$2,203,882	$—	$—	$7,200	$1,360,615	$3,571,697	95.7%
Fair Value % of Net Assets	59.0%	—%	—%	0.2%	36.5%	95.7%
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$10,397	$10,397	0.3%
Diversified Consumer Services	—	—	—	—	—	—	—%
Textiles, Apparel & Luxury Goods	—	—	—	—	—	—	—%
Total Affiliate Investments	$—	$—	$—	$—	$10,397	$10,397	0.3%
Fair Value % of Net Assets	—%	—%	—%	—%	0.3%	0.3%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$93,946	$95,000	$—	$—	$—	$188,946	5.1%
Auto Components	22,209	86,160	—	—	1,156	109,525	2.9%
Commercial Services & Supplies	215,887	182,242	—	—	14,627	412,756	11.1%
Communications Equipment	9,594	50,083	—	—	—	59,677	1.6%
Building Products	—	33,120	—	—	—	33,120	0.9%
Capital Markets	—	39,984	—	—	—	39,984	1.1%
Consumer Finance	17,039	—	—	—	—	17,039	0.5%
Distributors	197,713	6,988	—	—	39,123	243,824	6.5%
Diversified Consumer Services	86,347	—	—	—	—	86,347	2.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2024 (Unaudited) and June 30, 2023 (Continued)

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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2024 (Unaudited) and June 30, 2023 (Continued)

(39)The interest rate on these investments, excluding those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended March 31, 2024:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Aventiv Technologies, LLC - First Lien Term Loan	4.09%	—%	4.09%
Aventiv Technologies, LLC - Second Lien Term Loan	8.05%	6.57%	—%	(A)
CP Energy Services Inc. - First Lien Term Loan	14.59%	—%	—%	(B)
CP Energy Services Inc. - First Lien Term Loan	14.59%	—%	—%	(B)
CP Energy Services Inc. - First Lien Term Loan	14.59%	—%	—%	(B)
CP Energy Services Inc. - First Lien Term Loan A to Spartan Energy Services, LLC	13.59%	—%	13.59%	(C)
Credit Central Loan Company, LLC - First Lien Term Loan	10.00%	—%	5.00%	(D)
Credit.com Holdings, LLC - First Lien Term Loan A	16.57%	—%	—%	(E)
Credit.com Holdings, LLC - First Lien Term Loan B	17.57%	—%	—%	(E)
Eze Castle Integration, Inc. - First Lien Term Loan	0.75%	—%	0.75%
Eze Castle Integration, Inc. - Delayed Draw Term Loan	0.75%	—%	0.75%
First Tower Finance Company LLC - First Lien Term Loan	2.36%	12.64%	5.00%	(F)
InterDent, Inc. - First Lien Term Loan B	12.00%	—%	12.00%
MITY, Inc. - First Lien Term Loan B	—%	10.00%	10.00%
National Property REIT Corp. - First Lien Term Loan A	—%	2.00%	2.00%
National Property REIT Corp. - First Lien Term Loan C	—%	2.25%	2.25%
National Property REIT Corp. - First Lien Term Loan D	—%	2.00%	2.00%
National Property REIT Corp. - First Lien Term Loan E	7.00%	—%	7.00%
Nationwide Loan Company LLC - First Lien Term Loan	20.00%	—%	10.00%
Pacific World Corporation - First Lien Revolving Line of Credit	9.58%	—%	9.58%
Pacific World Corporation - First Lien Term Loan A	7.96%	1.62%	9.58%
Rising Tide Holdings, Inc. - Exit Facility Term Loan	6.90%	6.52%	—%	(G)
Rosa Mexicano - First Lien Revolving Line of Credit	16.00%	—%	—%
Rosa Mexicano - First Lien Term Loan	13.11%	—%	—%
Shutterfly, LLC - Second Lien Term Loan	4.00%	—%	4.00%
Town & Country Holdings, Inc. - First Lien Term Loan	12.00%	—%	12.00%
Town & Country Holdings, Inc. - First Lien Term Loan	12.00%	—%	12.00%
TPS, LLC - First Lien Term Loan	1.50%	—%	1.50%
USES Corp. - First Lien Equipment Term Loan	14.59%	—%	—%	(H)
Valley Electric Co. of Mt. Vernon, Inc. - First Lien Term Loan	—%	2.50%	2.50%
Valley Electric Company, Inc. - First Lien Term Loan	10.00%	—%	10.00%	(I)
Valley Electric Company, Inc. - First Lien Term Loan B	8.00%	—%	8.00%	(I)
(A) On December 29, 2023, the Aventiv Technologies, LLC Second Lien Term Loan were amended to allow a portion of interest accruing in cash to be payable in kind.
(B) On January 6, 2023, the CP Energy Services, Inc. Amendment No. 16 to Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 14.59%. PIK was due April 1, 2024 for CP Energy Services, Inc. loans.
(C) On August 22, 2022, the Spartan Energy Services, LLC Twenty-Fifth Amendment to Amended and Restated Senior Secured Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 13.59%. PIK was due April 1, 2024 for Spartan Energy Services, LLC.
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
(H) On March 28, 2023, the USES Corp. First Lien Equipment Term loan was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 14.59%. PIK was due April 1, 2024 for USES Corp.
(I) PIK was due April 1, 2024 for Valley Electric Company, Inc. loans. The Maximum PIK rate that was capitalized into the balance of the
First Lien Term Loan and First Lien Term Loan B was 10.00% and 8.00%, respectively.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2024 (Unaudited) and June 30, 2023 (Continued)

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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2024 (Unaudited) and June 30, 2023 (Continued)
(40)As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended March 31, 2024 with these controlled investments were as follows:

Controlled Companies	Fair Value at June 30, 2023	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at March 31, 2024	Interest income	Dividend income	Other income	Net realized gains (losses)
CP Energy Services Inc.	$79,355	$8,469	$—	$(17,609)	$70,215	$8,427	$—	$—	$—
CP Energy - Spartan Energy Services, Inc.	34,665	3,126	—	(8,333)	29,458	3,546	—	—	—
Credit Central Loan Company, LLC	73,642	5,573	—	(2,899)	76,316	6,927	—	—	—
Echelon Transportation, LLC	64,198	—	(1,862)	1,591	63,927	2,639	—	—	—
First Tower Finance Company LLC	598,382	18,904	(318)	(26,532)	590,436	46,676	—	—	—
Freedom Marine Solutions, LLC	12,710	—	—	(188)	12,522	—	—	—	—
InterDent, Inc.	457,967	17,174	—	(4,391)	470,750	27,491	—	—	—
Kickapoo Ranch Pet Resort	3,242	1,500	—	—	4,742	43	80	75	—
MITY, Inc.	68,178	2,500	—	11,430	82,108	6,668	—	63	(1)
National Property REIT Corp.	1,659,976	188,635	(62,950)	(121,151)	1,664,510	75,570	—	53,997	—
Nationwide Loan Company LLC	47,572	3,251	—	(7,761)	43,062	3,698	—	—	—
NMMB, Inc.	94,180	—	—	46	94,226	3,199	657	—	1,040
Pacific World Corporation	65,746	39,423	—	(274)	104,895	7,810	—	812	—
R-V Industries, Inc.	81,508	3,700	—	13,441	98,649	3,997	—	106	—
Universal Turbine Parts, LLC	45,065	2,500	(35)	20,714	68,244	2,996	—	—	—
USES Corp.	19,527	1,100	—	1,162	21,789	1,471	—	—	—
Valley Electric Company, Inc.	165,784	3,140	—	149,346	318,270	9,114	—	500	—
Total	$3,571,697	$298,995	$(65,165)	$8,592	$3,814,119	$210,272	$737	$55,553	$1,039
(A) Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, OID accretion and PIK interest, and any transfer of investments.
(B) Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.

(41)As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended March 31, 2024 with these affiliated investments were as follows:

Affiliated Companies	Fair Value at June 30, 2023	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at March 31, 2024	Interest income	Dividend income	Other income	Net realized gains (losses)
Nixon, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
RGIS Services, LLC	10,397	—	1,307	2,101	13,805	—	1,307	—	—
Total	$10,397	$—	$1,307	$2,101	$13,805	$—	$1,307	$—	$—
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2024 (Unaudited) and June 30, 2023 (Continued)
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2024 (Unaudited) and June 30, 2023 (Continued)

(44)Acquisition date represents the date of PSEC's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at PSEC's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments) (See endnote 45 for NPRC equity follow-on acquisitions):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
8th Avenue Food & Provisions, Inc.	Second Lien Term Loan	11/17/2020, 9/17/2021	$7,051
Apidos CLO XI	Subordinated Structured Note	11/2/2016, 4/8/2021	7,559
Apidos CLO XII	Subordinated Structured Note	1/26/2018	4,070
Apidos CLO XV	Subordinated Structured Note	3/29/2018	6,480
Apidos CLO XXII	Subordinated Structured Note	2/24/2020	1,912
Atlantis Health Care Group (Puerto Rico), Inc.	First Lien Revolving Line of Credit	4/15/2013, 5/21/2013, 3/11/2014, 6/26/2017, 9/29/2017, 10/12/2017, 10/31/2017, 5/10/2023	9,500
Atlantis Health Care Group (Puerto Rico), Inc.	First Lien Term Loan	12/9/2016	42,000
Aventiv Technologies, LLC	Second Lien Term Loan - Exchanged	11/13/2017, 11/24/2017, 8/6/2018, 8/24/2018, 3/18/2019, 3/4/2024	24,432
Aventiv Technologies, LLC	First Lien Term Loan - Exchanged	2/29/2024, 3/4/2024	10,679
Barings CLO 2018-III	Subordinated Structured Note	5/18/2018	9,255
BCPE North Star US Holdco 2, Inc.	Second Lien Delayed Draw Term Loan	10/28/2022	5,133
BCPE North Star US Holdco 2, Inc.	Second Lien Term Loan	12/30/2021	65,000
BCPE Osprey Buyer, Inc.	First Lien Revolving Line of Credit	2/22/2023, 5/23/2023, 9/14/2023, 11/22/2023, 3/28/2024	5,087
BCPE Osprey Buyer, Inc.	First Lien Delayed Draw Term Loan	9/26/2023	4,639
Belnick, LLC (d/b/a The Ubique Group)	First Lien Term Loan	6/27/2022, 12/1/2023	18,000
Broder Bros., Co.	First Lien Term Loan	1/29/2019, 2/28/2019, 9/10/2021, 9/30/2021	25,370
California Street CLO IX Ltd.	Subordinated Structured Note	9/6/2016, 10/17/2016	6,842
Cent CLO 21 Limited	Subordinated Structured Note	7/12/2018	1,024
CIFC Funding 2014-IV-R, Ltd.	Subordinated Structured Note	10/12/2018, 12/20/2021	2,860
Collections Acquisition Company, Inc.	First Lien Term Loan	1/13/2022, 3/14/2024	15,800
Columbia Cent CLO 27 Limited	Subordinated Structured Note	12/2/2021	7,815
CP Energy Services Inc.	First Lien Term Loan	8/31/2023	2,900
CP Energy Services Inc.	First Lien Term Loan A to Spartan Energy Services, LLC	4/9/2021, 1/10/2022, 2/10/2023	14,681
CP Energy Services Inc.	Common Stock	10/11/2013, 12/26/2013, 4/6/2018, 12/31/2019	69,586
Credit Central Loan Company, LLC	Class A Units	12/28/2012, 3/28/2014, 6/26/2014, 9/28/2016, 8/21/2019	11,975
Credit Central Loan Company, LLC	Class P Units	1/27/2023	1,540
Credit Central Loan Company, LLC	First Lien Term Loan	6/26/2014, 9/28/2016, 12/16/2022, 1/27/2023	45,995
Curo Group Holdings Corp.	First Lien Term Loan	8/31/2021, 11/18/2021, 1/12/2022	17,033
DRI Holding, Inc.	First Lien Term Loan	4/26/2022, 7/21/2022	12,999
DRI Holding, Inc.	Second Lien Term Loan	5/18/2022	10,000
Dukes Root Control Inc.	First Lien Revolving Line of Credit	4/24/2023, 11/27/2023, 2/2/2024, 2/26/2024	3,161
Dukes Root Control Inc.	First Lien Delayed Draw Term Loan	5/26/2023, 10/26/2023	3,254
Echelon Transportation, LLC	Membership Interest	3/31/2014, 9/30/2014, 12/9/2016	22,488
Echelon Transportation, LLC	First Lien Term Loan	11/14/2018, 7/9/2019, 5/5/2020, 10/9/2020, 1/21/2021, 3/18/2021	5,465
Eze Castle Integration, Inc.	First Lien Delayed Draw Term Loan	10/7/2022, 9/5/2023	1,786
Faraday Buyer, LLC	First Lien Delayed Draw Term Loan	5/18/2023	4,468
First Brands Group	First Lien Term Loan	4/27/2022	5,955
First Brands Group	Second Lien Term Loan	5/12/2022	4,938
First Tower Finance Company LLC	Class A Units	12/30/2013, 6/24/2014, 12/15/2015, 11/21/2016, 3/9/2018	39,885
First Tower Finance Company LLC	First Lien Term Loan to First Tower, LLC	12/15/2015, 3/9/2018, 3/24/2022	43,047
Freedom Marine Solutions, LLC	Membership Interest	10/1/2009, 12/22/2009, 1/13/2010, 3/30/2010, 5/13/2010, 2/14/2011, 4/28/2011, 7/7/2011, 10/20/2011, 10/30/2015, 1/7/2016, 4/11/2016, 8/11/2016, 1/30/2017, 4/20/2017, 6/13/2017, 8/30/2017, 1/17/2018, 2/15/2018, 5/8/2018, 10/31/2018, 5/14/2021, 4/18/2022, 2/15/2023	42,118
Galaxy XV CLO, Ltd.	Subordinated Structured Note	8/21/2015, 3/10/2017	9,161
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2024 (Unaudited) and June 30, 2023 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Galaxy XXVII CLO, Ltd.	Subordinated Structured Note	6/11/2015	1,460
Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	Second Lien Term Loan	5/11/2021, 10/14/2021	54,649
The Hiller Companies, LLC	First Lien Term Loan	4/6/2023	17,000
InterDent, Inc.	First Lien Term Loan A	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014, 7/14/2021, 3/28/2022	93,903
InterDent, Inc.	First Lien Term Loan B	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
Interventional Management Services, LLC	First Lien Revolving Line of Credit	2/25/2021, 11/17/2021	5,000
Jefferson Mill CLO Ltd.	Subordinated Structured Note	9/21/2018	2,047
Kickapoo Ranch Pet Resort	Membership Interest	10/21/2019, 12/4/2019	28
LCM XIV Ltd.	Subordinated Structured Note	9/25/2015, 5/18/2018	9,422
LGC US FINCO, LLC	First Lien Term Loan	3/2/2022	2,095
Lucky US BuyerCo LLC	First Lien Revolving Line of Credit	3/21/2024	833
Magnate Worldwide, LLC	First Lien Delayed Draw Term Loan	10/26/2022, 6/1/2023	2,310
Mamba Purchaser, Inc.	Second Lien Term Loan	5/4/2022, 5/10/2022	17,860
Medical Solutions Holdings, Inc.	Second Lien Term Loan	5/4/2022, 9/22/2022	1,423
MITY, Inc.	Common Stock	6/23/2014	7,200
MITY, Inc.	First Lien Term Loan A	1/17/2017, 3/23/2021, 2/14/2024, 3/15/2024	13,150
MITY, Inc.	First Lien Term Loan B	1/17/2017, 6/3/2019	11,000
Nationwide Loan Company LLC	Class A Units	3/28/2014, 6/18/2014, 9/30/2014, 6/29/2015, 3/31/2016, 8/31/2016, 5/31/2017, 10/31/2017	20,469
Nationwide Loan Company LLC	First Lien Term Loan	12/28/2015, 8/31/2016	1,999
National Property REIT Corp.	First Lien Term Loan A	4/3/2020, 5/15/2020, 6/10/2020, 7/29/2020, 8/14/2020, 9/15/2020,10/15/2020, 10/30/2020, 11/10/2020, 11/13/2020, 11/19/2020, 12/11/2020, 1/27/2021, 2/25/2021, 3/11/2021, 5/14/2021, 6/14/2021, 6/25/2021, 8/16/2021, 11/15/2021, 11/26/2021, 12/1/2021, 12/28/2021, 1/14/2022, 2/15/2022, 3/17/2022, 3/28/2022, 4/1/2022, 4/7/2022, 5/24/2022, 6/6/2022, 7/5/2022, 8/31/2022, 10/6/2022, 1/10/2023, 2/28/2023, 4/4/2023, 4/6/2023, 4/28/2023, 6/9/2023, 6/14/2023, 7/5/2023, 7/14/2023, 8/31/2023, 9/29/2023, 10/4/2023, 10/20/2023, 11/30/2023, 1/3/2024, 1/18/2024, 2/29/2024, 3/8/2024	806,728
National Property REIT Corp.	First Lien Term Loan B	12/8/2021, 12/17/2021, 1/13/2022, 2/8/2022, 2/14/2022, 2/17/2022, 2/24/2022	28,880
National Property REIT Corp.	First Lien Term Loan C	10/23/2019, 1/23/2020, 3/31/2020, 4/8/2020, 8/4/2020, 12/7/2021, 1/7/2022, 2/2/2022, 5/12/2022, 5/19/2022, 6/6/2022, 8/1/2022, 9/15/2022, 9/19/2022, 10/21/2022, 6/6/2023, 11/2/2023	263,000
NMMB, Inc.	First Lien Term Loan	12/30/2019, 3/28/2022	40,100
Octagon Investment Partners XV, Ltd.	Subordinated Structured Note	4/27/2015, 8/3/2015, 6/27/2017	10,516
Octagon Investment Partners 18-R Ltd.	Subordinated Structured Note	3/23/2018	8,908
Pacific World Corporation	First Lien Revolving Line of Credit	10/21/2014, 12/19/2014, 4/7/2015, 4/22/2015, 8/12/2016, 10/18/2016, 2/7/2017, 2/21/2017, 4/26/2017, 10/11/2017, 10/17/2017, 1/16/2018, 12/27/2018, 3/15/2019, 7/2/2019, 8/15/2019, 9/1/2021, 10/19/2021, 9/6/2022	41,325
Pacific World Corporation	Convertible Preferred Equity	4/3/2019, 4/29/2019, 6/3/2019, 10/4/2019, 11/12/2019, 12/20/2019, 1/7/2020, 3/5/2020, 12/30/2021, 1/26/2024	55,100
Pacific World Corporation	First Lien Term Loan A	12/22/2022	10,500
PeopleConnect Holdings, LLC	First Lien Term Loan	10/21/2021	82,005
PetVet Care Centers, LLC	Second Lien Term Loan	11/22/2021, 5/10/2022	10,950
PGX Holdings, Inc.	First Lien Term Loan	11/16/2021, 5/25/2022	25,000
PGX Holdings, Inc.	First Lien DIP Term Loan	8/4/2023	2,327
PGX Holdings, Inc.	Second Lien Term Loan	12/28/2022	15,000
Precisely Software Incorporated	Second Lien Term Loan	5/28/2021, 6/24/2021, 6/3/2022	59,333
Reception Purchaser, LLC	First Lien Term Loan	7/29/2022, 9/22/2022	9,655
Redstone Holdco 2 LP	Second Lien Term Loan	9/10/2021	17,903
Romark WM-R Ltd.	Subordinated Structured Note	3/29/2018	5,125
Rosa Mexicano	First Lien Revolving Line of Credit	3/27/2020, 10/13/2023, 2/7/2024	3,400
R-V Industries, Inc.	First Lien Term Loan	3/4/2022, 9/25/2023	8,700
R-V Industries, Inc.	Common Stock	12/27/2016	1,854
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2024 (Unaudited) and June 30, 2023 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Shiftkey, LLC	First Lien Term Loan	8/26/2022, 9/14/2022, 9/23/2022	39,450
Sorenson Communications, LLC	First Lien Term Loan	5/12/2022, 5/19/2022	19,675
Symphony CLO XV, Ltd.	Subordinated Structured Note	12/7/2018	2,655
The RK Logistics Group, Inc.	Class B Common Units	12/19/2023	1,250
Town & Country Holdings, Inc.	First Lien Term Loan	7/13/2018, 7/16/2018, 2/27/2024, 3/28/2024	110,500
United Sporting Companies, Inc.	Second Lien Term Loan	3/7/2013, 3/14/2024	59,325
Universal Turbine Parts, LLC	First Lien Delayed Draw Term Loan	10/24/2019, 2/7/2020, 2/26/2020, 4/5/2021, 11/24/2023	5,716
USES Corp.	First Lien Term Loan A	6/15/2016, 6/29/2016, 2/22/2017, 4/27/2017, 5/4/2017, 8/30/2017, 10/11/2017, 12/11/2018, 8/30/2019	14,100
USES Corp.	First Lien Equipment Term Loan	6/23/2023	3,900
USG Intermediate, LLC	First Lien Revolving Line of Credit	7/2/2015, 9/23/2015, 9/14/2017, 8/21/2019, 9/17/2020, 9/18/2021, 5/19/2022, 5/22/2023, 10/12/2023	21,700
USG Intermediate, LLC	First Lien Term Loan B	8/24/2017, 7/30/2021, 2/9/2022, 8/17/2022, 5/12/2023, 12/20/2023	104,475
USG Intermediate, LLC	Equity	5/12/2023	100
Valley Electric Company, Inc.	Common Stock	12/31/2012, 6/24/2014	18,502
Valley Electric Company, Inc.	First Lien Term Loan	6/30/2014, 8/31/2018, 3/28/2022	18,129
Valley Electric Company, Inc.	First Lien Term Loan B	5/1/2023	19,000
ViaPath Technologies	Second Lien Term Loan	4/10/2019, 8/22/2019, 9/20/2019, 9/14/2021, 9/17/2021, 12/17/2021, 2/7/2022	96,743
Voya CLO 2014-1, Ltd.	Subordinated Structured Note	3/29/2018	3,943
VT Topco, Inc.	Second Lien Term Loan	5/2/2022, 5/12/2022	4,941
VT Topco, Inc.	2021 Second Lien Term Loan	4/27/2022, 5/12/2022	6,939
Wellful Inc.	First Lien Term Loan	7/28/2022	3,860
Wellpath Holdings, Inc.	First Lien Term Loan	10/8/2019, 10/8/2021	9,592
Wellpath Holdings, Inc.	Second Lien Term Loan	8/20/2019	1,993

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2024 (Unaudited) and June 30, 2023 (Continued)
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
(47)This investment represents a Level 2 security in the ASC 820 table as of March 31, 2024 and June 30, 2023. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.
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
(50)The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company may receive a higher interest rate than the “first out” lenders and the Consolidated Schedule of Investments above reflects such higher rate.

(51)Emerge Intermediate, Inc., HD Research, LLC, ERG Buyer, LLC, and ERG Blocker, Inc. are joint borrowers on the First Lien Term Loan.

(52)The stated interest rate on the drawn revolver and delayed drawn term loan commitments represents a weighted average interest rate for the funded amounts of the investment.

(53)Research Now signed a forbearance agreement amending the cash payment rate for the First Lien Term Loan on February 6, 2024. A portion interest payment due on February 1, 2024 was adjusted from three month SOFR plus 5.5% to three month SOFR plus 1.00% for the interest period from November 1, 2023 through February 1, 2024.

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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of March 31, 2024 and June 30, 2023, our qualifying assets as a percentage of total assets, stood at 83.69% and 82.08%, respectively.
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
Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific identification method. Amounts for investments traded but not yet settled are reported in Due to Broker or Due from Broker, in the Consolidated Statements of Assets and Liabilities. As of March 31, 2024 and June 30, 2023, we have no assets going through foreclosure.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectability of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of March 31, 2024 and June 30, 2023, approximately 0.4% and 1.1% of our total assets at fair value are in non-accrual status, respectively.
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
For the three months ended March 31, 2024 and March 31, 2023, the Company recorded dividend income of $1,979 and $1,928, respectively. There were no return of capital distributions recorded in both periods.
For the nine months ended March 31, 2024 and March 31, 2023 the Company recorded dividend income of $6,378 and $7,046, respectively, and return of capital distributions of $0 and $5,307, respectively.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of March 31, 2024, we do not expect to have any excise tax due for the 2024 calendar year. Thus, we have not accrued any excise tax for this period.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2024, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations, and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2020 and thereafter remain subject to examination by the Internal Revenue Service.
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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of March 31, 2024 and June 30, 2023, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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
Note 3. Portfolio Investments
At March 31, 2024, we had investments in 122 long-term portfolio investments and CLOs, which had an amortized cost of $7,688,672 and a fair value of $7,806,712. At June 30, 2023, we had investments in 130 long-term portfolio investments and CLOs, which had an amortized cost of $7,800,596 and a fair value of $7,724,931.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $522,316 and $704,209 during the nine months ended March 31, 2024 and March 31, 2023, respectively. Debt repayments and considerations from sales of equity securities of approximately $339,450 and $341,191 were received during the nine months ended March 31, 2024 and March 31, 2023, respectively.
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
The following table shows the composition of our investment portfolio as of March 31, 2024 and June 30, 2023:

	March 31, 2024		June 30, 2023
	Cost	Fair Value	Cost	Fair Value
First Lien Revolving Line of Credit	$79,963	$79,390	$58,139	$58,058
First Lien Debt (1)	4,642,527	4,528,397	4,431,887	4,302,795
Second Lien Revolving Line of Credit	5,145	4,885	5,139	4,646
Second Lien Debt	1,293,688	1,133,652	1,586,112	1,257,862
Unsecured Debt	7,200	7,200	7,200	7,200
Subordinated Structured Notes	864,283	572,486	952,815	665,002
Equity	795,866	1,480,702	759,304	1,429,368
Total Investments	$7,688,672	$7,806,712	$7,800,596	$7,724,931
(1) First lien debt includes a loan that the Company classifies as “unitranche” and a loan classified as “first lien last out” The total amortized cost and fair value of the unitranche and/or last out loans were $57,217 and $56,992, respectively, as of March 31, 2024. The total amortized cost and fair value of the unitranche and/or last out loans were $49,265 and $48,332, respectively, as of June 30, 2023.

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of March 31, 2024:

	Level 1	Level 2	Level 3	Total
First Lien Revolving Line of Credit	$—	$—	$79,390	$79,390
First Lien Debt(1)	—	89,088	4,439,309	4,528,397
Second Lien Revolving Line of Credit	—	—	4,885	4,885
Second Lien Debt	—	23,000	1,110,652	1,133,652
Unsecured Debt	—	—	7,200	7,200
Subordinated Structured Notes	—	—	572,486	572,486
Equity	—	—	1,480,702	1,480,702
Total Investments	$—	$112,088	$7,694,624	$7,806,712
(1) First lien debt includes a loan that the Company classifies as “unitranche”. The total amortized cost and fair value of the unitranche loan was $57,217 and $56,992, respectively, as of March 31, 2024.

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
The following tables show the aggregate changes in the fair value of our Level 3 investments during the nine months ended March 31, 2024:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2023	$3,571,697	$10,397	$4,135,356	$7,717,450
Net realized gains (losses) on investments	1,039	—	(278,372)	(277,333)
Net change in unrealized gains	8,592	2,101	184,444	195,137
Net realized and unrealized gains (losses)	9,631	2,101	(93,928)	(82,196)
Purchases of portfolio investments(3)	233,499	—	193,769	427,268
Payment-in-kind interest	64,687	—	30,361	95,048
Accretion of discounts and premiums, net	809	—	3,119	3,928
Decrease to Subordinated Structured Notes cost, net(4)	—	—	(62,680)	(62,680)
Repayments and sales of portfolio investments(3)	(66,204)	1,307	(233,000)	(297,897)
Transfers out of Level 3(1)	—	—	(106,297)	(106,297)
Fair value as of March 31, 2024	$3,814,119	$13,805	$3,866,700	$7,694,624

	First Lien Revolving Line of Credit	First Lien Debt(2)	Second Lien Revolving Line of Credit	Second Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2023	$58,058	$4,295,314	$4,646	$1,257,862	$7,200	$665,002	$1,429,368	$7,717,450
Net realized (losses) gains on investments	—	(72,794)	—	(179,985)	(1)	(25,592)	1,039	(277,333)
Net change in unrealized (losses) gains	(492)	16,391	233	168,221	—	(3,985)	14,769	195,137
Net realized and unrealized (losses) gains	(492)	(56,403)	233	(11,764)	(1)	(29,577)	15,808	(82,196)
Purchases of portfolio investments(3)	28,181	344,652	—	(7,813)	—	—	62,248	427,268
Payment-in-kind interest	3,031	88,788	—	3,229	—	—	—	95,048
Accretion of discounts and premiums, net	95	2,197	6	1,630	—	—	—	3,928
Decrease to Subordinated Structured Notes cost, net(4)	—	—	—	—	—	(62,680)	—	(62,680)
Repayments and sales of portfolio investments(3)	(9,483)	(151,942)	—	(109,492)	1	(259)	(26,722)	(297,897)
Transfers out of Level 3(1)	—	(83,297)	—	(23,000)	—	—	—	(106,297)
Fair value as of March 31, 2024	$79,390	$4,439,309	$4,885	$1,110,652	$7,200	$572,486	$1,480,702	$7,694,624

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the nine months ended March 31, 2024, seven of our first lien notes transferred out of Level 3 to Level 2 because inputs to the valuation became observable.
(2) First lien debt includes a loan that the Company classifies as “unitranche” and a loan classified as “first lien last out”. The total amortized cost and fair value of the unitranche and/or last out loans were $57,217 and $56,992, respectively, as of March 31, 2024. The total amortized cost and fair value of the unitranche and/or last out loans were $49,265 and $48,332, respectively, as of June 30, 2023.
(3) Includes reorganizations and restructuring of investments.
(4) Reduction to cost value of our Subordinated Structured Notes investments represents the difference between distributions received, or entitled to be received, for the nine months ended March 31, 2024, of $92,997 and the effective yield interest income recognized on our Subordinated Structured Notes of $30,317.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The following tables show the aggregate changes in the fair value of our Level 3 investments during the nine months ended March 31, 2023:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2022	$3,438,317	$393,264	$3,697,113	$7,528,694
Net realized (losses) gains on investments	(2,512)	16,143	(52,812)	(39,181)
Net change in unrealized losses	(109,909)	(89,034)	(165,503)	(364,446)
Net realized and unrealized losses	(112,421)	(72,891)	(218,315)	(403,627)
Purchases of portfolio investments	172,021	—	428,437	600,458
Payment-in-kind interest	72,653	—	25,299	97,952
Accretion of discounts and premiums, net	596	—	4,601	5,197
Repayments and sales of portfolio investments	(91,072)	(24,678)	(186,047)	(301,797)
Transfers within Level 3(1)	—	(287,751)	287,751	—
Transfers out of Level 3(1)	—	—	(17,699)	(17,699)
Transfers into Level 3(1)	—	—	26,188	26,188
Fair Value as of as of March 31, 2023	$3,480,094	$7,944	$4,047,328	$7,535,366

	First Lien Revolving Line of Credit	First Lien Debt(2)	Subordinated Secured Debt	Second Lien Revolving Line of Credit	Second Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2022	$39,746	$3,684,144	$1,471,336	$—	$1,471,336	$7,200	$711,429	$1,614,839	$7,528,694
Net realized losses on investments	—	(14,554)	(8,791)	—	(8,791)	(2)	(29,466)	13,632	(39,181)
Net change in unrealized gains (losses)	69	(28,288)	(123,468)	(249)	(123,468)	—	17,665	(230,175)	(364,446)
Net realized and unrealized gains (losses)	69	(42,842)	(132,259)	(249)	(132,259)	(2)	(11,801)	(216,543)	(403,627)
Purchases of portfolio investments	3,718	522,365	27,774	5,133	27,774	—	—	41,468	600,458
Payment-in-kind interest	2,295	83,855	11,802	—	11,802	—	—	—	97,952
Accretion of discounts and premiums, net	36	2,372	1,654	4	1,654	—	1,131	—	5,197
Repayments and sales of portfolio investments	(1,352)	(223,923)	(52,989)	—	(52,989)	2	(2,336)	(21,199)	(301,797)
Transfers out of Level 3(1)	—	(17,699)	—	—	—	—	—	—	(17,699)
Transfers into Level 3(1)	—	26,188			—	—	—	—	26,188
Fair value as of March 31, 2023	$44,512	$4,034,460	$1,327,318	$4,888	$1,327,318	$7,200	$698,423	$1,418,565	$7,535,366
(1) Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the nine months ended March 31, 2023, two of our first lien notes transferred out of Level 2 to Level 3 because inputs to the valuation became unobservable. During the nine months ended March 31, 2023, one of our first lien notes transferred out of Level 3 to Level 2 because inputs to the valuation became observable.
(2) First lien debt includes a loan that the Company classifies as “unitranche”. The total amortized cost and fair value of the unitranche loan were $20,000 and $20,000, respectively, as of March 31, 2023.
The net change in unrealized (losses) gains on the investments that use Level 3 inputs was $(60,212) and $(373,373) for investments still held as of March 31, 2024 and March 31, 2023, respectively.
The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of March 31, 2024 and June 30, 2023:

	March 31, 2024			June 30, 2023
	Cost	Fair Value	% of Portfolio	Cost	Fair Value	% of Portfolio
Equity Real Estate Investment Trusts (REITs)	$858,368	$1,433,880	18.4%	$741,133	$1,437,796	18.6%
Health Care Providers & Services	720,848	825,394	10.6%	687,813	798,365	10.3%
Consumer Finance	605,418	709,814	9.1%	625,033	736,635	9.5%
All Other Industries	5,504,038	4,837,624	61.9%	5,746,617	4,752,135	61.6%
Total	$7,688,672	$7,806,712	100.0%	$7,800,596	$7,724,931	100.0%
As of March 31, 2024 investments in California comprised 11.1% of our investments at fair value, with a cost of $981,684 and a fair value of $870,386. As of June 30, 2023 investments in California comprised 10.3% of our investments at fair value, with a cost of $933,559 and a fair value of $791,860.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2024 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (4)
First Lien Debt	$1,797,269	Discounted cash flow (Yield analysis)	Market yield	9.1%	to	33.1%	12.2%
First Lien Debt	576,841	Enterprise value waterfall (Market approach)	EBITDA multiple	3.0x	to	11.5x	8.2x
First Lien Debt	310,353	Enterprise value waterfall (Market approach)	EBITDA multiple	10.0x	to	12.0x	11.0x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	9.8%	to	11.8%	10.8%
First Lien Debt	147,750	Enterprise value waterfall (Market approach)	Revenue multiple	0.5x	to	1.5x	1.1x
First Lien Debt	56,239	Enterprise value waterfall (Discounted cash flow)	Discount rate	6.0%	to	30.0%	7.5%
First Lien Debt	39,404	Enterprise value waterfall (Market approach)	Revenue multiple	1.0x	to	1.5x	1.3x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	13.0%	to	55.0%	34.0%
First Lien Debt	5,198	Enterprise value waterfall (Market approach)	Revenue multiple	0.4x	to	0.7x	0.6x
		Discounted cash flow (Yield analysis)	Market yield	14.3%	to	15.4%	14.9%
First Lien Debt (1)	20,630	Enterprise value waterfall (Discounted cash flow)	Loss-adjusted discount rate	7.8%	to	8.3%	8.2%
			Projected loss rates	1.4%	to	4.2%	3.8%
First Lien Debt (1)	210,000	Enterprise value waterfall (Discounted cash flow)	Discount rate (2)	11.3%	to	25.9%	13.2%
First Lien Debt	102,165	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.0x	to	2.1x	1.5x
First Lien Debt	414,512	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.5x	to	3.0x	2.8x
			Earnings multiple	9.0x	to	12.0x	10.5x
First Lien Debt	838,338	Discounted cash flow	Discount Rate	6.3%	to	9.8%	7.2%
			Terminal Cap Rate	5.3%	to	8.3%	6.0%
Second Lien Debt	1,090,899	Discounted cash flow (Yield analysis)	Market yield	11.0%	to	27.7%	14.7%
Second Lien Debt	14,669	Enterprise value waterfall (Market approach)	EBITDA multiple	6.8x	to	7.3x	7.0x
Second Lien Debt	9,969	Asset recovery analysis	Recoverable amount	n/a			n/a
Unsecured Debt	7,200	Enterprise value waterfall (Market approach)	EBITDA multiple	5.8x	to	7.0x	6.4x
Subordinated Structured Notes	572,486	Discounted cash flow	Discount rate (2)	5.6%	to	18.3%	12.4%
Preferred Equity	10,618	Enterprise value waterfall (Market approach)	Revenue multiple	0.5x	to	1.5x	1.2x
Preferred Equity	34,275	Enterprise value waterfall (Market approach)	EBITDA multiple	3.0x	to	9.3x	8.7x
Preferred Equity	9,188	Enterprise value waterfall (Discounted cash flow)	Discount rate	6.0%	to	8.0%	7.0%
Common Equity/Interests/Warrants	453,511	Enterprise value waterfall (Market approach)	EBITDA multiple	3.0x	to	11.5x	8.7x
Common Equity/Interests/Warrants	5,031	Enterprise value waterfall (Market approach)	Revenue multiple	0.4x	to	1.4x	0.6x
Common Equity/Interests/Warrants	892	Enterprise value waterfall (Market approach)	Revenue multiple	1.0x	to	1.5x	1.3x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	13.0%	to	55.0%	34.0%
Common Equity/Interests/Warrants	160,397	Enterprise value waterfall (Market approach)	EBITDA multiple	10.0x	to	12.0x	11.0x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	9.8%	to	11.8%	10.8%

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (4)
Common Equity/Interests/Warrants (1)	45,465	Enterprise value waterfall (Discounted cash flow)	Loss-adjusted discount rate	7.8%	to	8.3%	8.2%
			Projected loss rates	1.4%	to	4.2%	3.8%
			Discount rate (2)	11.3%	to	25.9%	13.2%
Common Equity/Interests/Warrants (3)	45,840	Discounted cash flow	Discount rate	6.3%	to	9.8%	7.2%
			Terminal Cap Rate	5.3%	to	8.3%	6.0%
Common Equity/Interests/Warrants	17,213	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.0x	to	2.1x	1.3x
Common Equity/Interests/Warrants	175,924	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.5x	to	3.0x	2.8x
			Earnings multiple	9.0x	to	12.0x	10.5x
Common Equity/Interests/Warrants	504,237	Discounted cash flow	Discount rate	6.3%	to	9.8%	7.2%
			Terminal Cap Rate	5.3%	to	8.3%	6.0%
Common Equity/Interests/Warrants	5,589	Enterprise value waterfall (Discounted cash flow)	Discount Rate	19.3%	to	30.0%	22.8%
Common Equity/Interests/Warrants	12,522	Asset recovery analysis	Recoverable amount	n/a			n/a
Total Level 3 Investments	$7,694,624

(1)Represents the fair value of investments held by NPRC (see National Property REIT Corp section below) through its wholly owned subsidiaries, American Consumer Lending Limited (“ACLL”) and National General Lending Limited (“NGL”), and valued using a discounted cash flow valuation technique.

(2)Represents the implied discount rate based on our internally generated single-cash flow model that is derived from the fair value estimated by the corresponding multi-path cash flow model utilized by the independent valuation firm.
(3)Represents Residual Profit Interests in Real Estate Investments.
(4)The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment. For the Loss-adjusted discount rate and Projected loss rate unobservable inputs of investments represented in (1), the weighted average is determined based on the purchase yield of recently issued loans within each respective term-grade cohort.

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

(1)Represents the fair value of investments held by NPRC through its wholly owned subsidiary, American Consumer Lending Limited (“ACLL”), and valued using a discounted cash flow valuation technique.
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
Changes in Valuation Techniques
During the nine months ended March 31, 2024, the valuation methodology for Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.) ("Aventiv") for the Second Lien Term Loan changed from a combination of the yield analysis and a take-out scenario to a combination of the yield analysis and Equitized Recovery scenario, as the company shifted from a potential debt transaction to entering into a restructuring amendment with lenders. As a result, the fair value of our investment in Aventiv's Second Lien Term Loan decreased to $44,203 as of March 31, 2024, a discount of $10,735 from its amortized cost, compared to the $520 unrealized discount recorded at June 30, 2023.
During the nine months ended March 31, 2024, the valuation methodology for DTI Holdco, Inc. (“Epiq”) for the First Lien Term Loan changed from a combination of the yield analysis and market quotes to relying solely on market quotes, since market quotes were more active in the current period. As a result of the quoted prices of the First Lien Term Loan, the fair value of our investment in Epiq’s First Lien Term Loan increased to $18,223 as of March 31, 2024, a premium of $269 from its amortized cost, compared to the $449 unrealized discount recorded at June 30, 2023.
During the nine months ended March 31, 2024, the valuation methodology for First Brands Group for the First Lien Term Loan changed from a combination of the yield analysis and market quotes to relying solely on market quotes, since market quotes were more active in the current period. As a result of the quoted prices of the First Lien Term Loan, the fair value of our investment in First Brands Group First Lien Term Loan increased to $22,126 as of March 31, 2024, a premium of $19 from its amortized cost, compared to the $75 unrealized discount recorded at June 30, 2023.
During the nine months ended March 31, 2024, the valuation methodology for Reception Purchaser, LLC for the First Lien Term Loan changed from the yield analysis to the Current Value Method (“CVM”), given the decline in company performance and increase in net leverage. As a result, the fair value of our investment in Reception Purchaser LLC First Lien Term Loan decreased to $55,548 as of March 31, 2024, a discount of $6,084 to its amortized cost, compared to the unrealized premium of $751 recorded at June 30, 2023.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

During the nine months ended March 31, 2024, the valuation methodology for Research Now Group, Inc. and Dynata, LLC (collectively, "Research Now") for the First and Second Lien Term Loans changed from a combination of the yield analysis and market quotes for the First Lien Term Loan and the yield analysis for the Second Lien Term Loan to relying solely on market quotes and Current Value Method ("CVM"), respectively. Market quotes were utilized for the First Lien Term Loan since market quotes were more active in the current period. The CVM was utilized for the Second Lien Term Loan given the increase in net leverage and uncertainty surrounding pending loan maturities. As a result, the fair value of our investment in Research Now's First and Second Lien Term Loans decreased to $5,672 and $14,669, respectively, as of March 31, 2024, a discount of $3,659 and $34,597, respectively, from its amortized cost, compared to the $480 and $5,982 unrealized discount recorded at June 30, 2023, respectively.
During the nine months ended March 31, 2024, the valuation methodology for Strategic Materials for the Second Lien Term Loan changed from the yield analysis to the asset recovery analysis, given the company’s interest payment default. As a result, the fair value of our investment in Strategic Materials Second Lien Term Loan decreased to $0 as of March 31, 2024, a discount of $6,980 to its amortized cost, compared to the unrealized discount of $2,692 recorded at June 30, 2023.
During the nine months ended March 31, 2024, the valuation methodology for VC GB Holdings I Corp ("Visual Comfort") for the Second Lien Term Loan changed from the yield analysis to relying solely on market quotes, since market quotes were more active in the current period. As a result of the quoted prices of the Second Lien Term Loan, the fair value of our investment in Visual Comfort's Second Lien Term Loan increased to $23,000 as of March 31, 2024, a premium of $153 from its amortized cost, compared to the $104 unrealized premium recorded at June 30, 2023.
During the nine months ended March 31, 2024, the valuation methodology for ViaPath Technologies (f/k/a Global Tel*Link Corporation) (“ViaPath”) for the First Lien Term Loan changed from the yield analysis to relying solely on market quotes, since market quotes were more active in the current period. As a result of the quoted prices of the First Lien Term Loan, the fair value of our investment in ViaPath’s First Lien Term Loan increased to $9,284 as of March 31, 2024, a discount of $129 from its amortized cost, compared to the $221 unrealized discount recorded at June 30, 2023.
During the nine months ended March 31, 2024, the valuation methodology for Wellful Inc. ("Wellful") for the First Lien Term Loan changed from the yield analysis to relying solely on market quotes, since market quotes were more active in the current period. As a result of the quoted prices of the First Lien Term Loan, the fair value of our investment in Wellful's First Lien Term Loan decreased to $12,163 as of March 31, 2024, a discount of $864 from its amortized cost, compared to the $22 unrealized discount recorded at June 30, 2023.
Credit Quality Indicators and Undrawn Commitments
As of March 31, 2024, $4,678,425 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR or SOFR floors ranging from 0.0% - 8.5%. As of March 31, 2024, $1,075,099 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 6.0% to 20.0%. As of June 30, 2023, $4,664,827 of our loans to portfolio companies, at fair value, bore interest at floating rates and have LIBOR floors ranging from 0.0% to 5.0%. As of June 30, 2023, $965,734 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 5.0% to 20.0%
As of March 31, 2024 and June 30, 2023 , the cost basis of our loans on non-accrual status amounted to $212,318 and $421,198 respectively, with fair value of $32,653 and $86,422, respectively. The fair values of these investments represent approximately 0.4% and 1.1% of our total assets at fair value as of March 31, 2024 and June 30, 2023, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of March 31, 2024 and June 30, 2023, we had $24,611 and $47,875, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of March 31, 2024 and June 30, 2023 as they were all floating rate instruments that repriced frequently.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

During the nine months ended March 31, 2024, we provided $183,299 of debt financing and $4,600 of equity financing to NPRC to fund real estate capital expenditures, provide working capital, and to fund purchases of rated secured structured notes.
During the nine months ended March 31, 2024, we received partial repayments of $62,950 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
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
The online consumer loan investments held by certain of NPRC’s wholly owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $10 to $50, with fixed terms ranging from 72 months to 84 months. As of March 31, 2024, the outstanding investments held by certain of NPRC’s wholly-owned subsidiaries was comprised of 13 individual loans valued at $37, residual interest in two securitizations valued at $2,691, one corporate bond valued at $17,733 and other assets valued at $1,506 for an aggregate fair value of $21,966.
The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of March 31, 2024, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 111 investments with a fair value of $437,959 and face value of $465,567. The average outstanding note is approximately $4,194 with an expected maturity date ranging from January 2027 to June 2033 and weighted-average expected maturity of 6 years as of March 31, 2024. Coupons range from three-month SOFR (“3M”) plus 5.20% to 9.23% with a weighted-average coupon of 3M + 6.93%. As of March 31, 2024, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $254,129. As of March 31, 2024, based on outstanding notional balance, 10.5% of the portfolio was invested in Single - B rated tranches and 89.5% of the portfolio in BB rated tranches.
As of March 31, 2024, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $1,088,998 and a fair value of $1,664,510. The fair value of $1,388,416 related to NPRC’s real estate portfolio was comprised of fifty multi-family properties, seven student housing properties, four senior living properties, and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of March 31, 2024:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	13,464
3	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
4	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
5	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	14,598
6	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	14,760
7	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	28,154
8	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	16,024
9	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	16,251
10	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	23,201
11	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	18,089
12	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,018
13	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	24,551
14	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	41,289
15	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	23,809
16	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,358
17	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,595
18	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	30,747
19	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,461
20	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	14,679

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
21	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,361
22	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	88,885
23	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	15,468
24	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	54,224
25	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,768
26	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	35,992
27	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
28	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	58,393
29	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,374
30	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
31	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
32	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
33	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
34	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
35	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,793
36	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,545
37	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
38	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	38,843
39	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
40	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
41	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
42	NPRC Grayson LLC	Grayson, GA	12/14/2020	47,860	40,500
43	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
44	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
45	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000
46	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
47	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,975
48	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,955
49	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,203
50	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,601
51	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	106,082
52	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	73,000
53	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
54	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	35,452
55	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	29,167
56	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	23,667
57	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
58	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
59	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
60	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
61	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
62	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,566
63	NPRC Apex Holdings LLC	Cincinnati, OH	1/19/2024	34,225	27,712
64	NPRC Parkton Holdings LLC	Cincinnati, OH	1/19/2024	45,775	37,090
				$2,694,826	$2,250,823

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
For the nine months ended March 31, 2024 and March 31, 2023, NPRC was deemed to be a significant subsidiary due to income. The following table shows summarized income statement information for NPRC for the periods included in this quarterly report:

	Nine Months Ended March 31,
Summary Statement of Operations	2024	2023
Total Income	$365,564	$313,223
Operating Expenses	(170,384)	(157,176)
Operating Income	195,180	156,047
Interest Expense	(203,820)	(201,646)
Depreciation and Amortization	(79,372)	(81,033)
Fair Value Adjustment	(6,635)	(3,435)
Net Loss	$(94,647)	$(130,067)
During the nine months ended March 31, 2023, InterDent, Inc. (“InterDent”) was deemed a significant subsidiary due to income. During the nine months ended March 31, 2024, InterDent was not deemed a significant subsidiary due to income. The following table shows InterDent summarized income statement information for the periods included within this quarterly report:

	Nine Months Ended March 31,
Summary Statement of Operations	2024	2023
Total Income	$239,186	$242,724
Total Expenses	(255,564)	(256,669)
Net Loss	$(16,378)	$(13,945)

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

During the nine months ended March 31, 2023, Valley Electric Company, Inc. (“Valley”) was not deemed a significant subsidiary due to income. During the nine months ended March 31, 2024, Valley was deemed a significant subsidiary due to income. The following table shows Valley summarized income statement information for the periods included within this quarterly report:

	Nine Months Ended March 31,
Summary Statement of Operations	2024	2023
Total Income	$264,491	$135,705
Total Expenses	(255,026)	(137,615)
Net Income	$9,465	$(1,910)

Note 4. Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, PCF, a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective September 15, 2022, we completed an extension and upsizing of the revolving credit facility (the “Revolving Credit Facility”). The lenders have extended commitments of $1,954,500 as of March 31, 2024. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $2,000,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extended the maturity date to September 15, 2027 and the revolving period through September 15, 2026, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements, among other items. The Revolving Credit Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. As of March 31, 2024, we were in compliance with the applicable covenants of the Revolving Credit Facility.
Interest on borrowings under the Revolving Credit Facility is one-month SOFR plus 205 basis points. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 40 basis points if more than 60% of the credit facility is drawn, 70 basis points if more than 35% and an amount less than or equal to 60% of the credit facility is drawn, or 150 basis points if an amount less than or equal to 35% of the credit facility is drawn. The Revolving Credit Facility requires us to pledge assets as collateral in order to borrow under the credit facility. As of March 31, 2024, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility had an aggregate fair value of $2,994,907, which represents 38.1% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $1,954,500. The release of any assets from PCF requires the approval of the facility agent.
For the nine months ended March 31, 2024, and March 31, 2023, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Average stated interest rate	7.38%	6.61%	7.36%	5.44%
Average outstanding balance	$1,036,938	$839,694	$1,055,219	$926,518

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

As of March 31, 2024 and June 30, 2023, we had $798,303 and $697,325, respectively, available to us for borrowing under the Revolving Credit Facility, net of $906,376 and $1,014,703 outstanding borrowings as of the respective balance sheet dates.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $26,878 of fees, all of which are being amortized over the term of the facility. As of March 31, 2024 and June 30, 2023, $13,019 and $15,569, respectively, of the fees remain to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended March 31, 2024 and March 31, 2023, we recorded $21,849 and $16,157, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the nine months ended March 31, 2024 and March 31, 2023, we recorded $66,555 and $43,653, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
As of March 31, 2024 and June 30, 2023, the outstanding aggregate principal amount of the 2025 Notes were $156,168 and $156,168, respectively.
Certain key terms related to the convertible features for the 2025 Notes are listed below:

2025 Notes
Initial conversion rate(1)	110.7420
Initial conversion price	$9.03
Conversion rate at March 31, 2024(1)(2)	110.7420
Conversion price at March 31, 2024(2)(3)	$9.03
Last conversion price calculation date	3/1/2024
Dividend threshold amount (per share)(4)	$0.060000
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
In connection with the issuance of the Convertible Notes, we recorded a discount of $3,369 and debt issuance costs of $2,090 which are being amortized over the terms of the Convertible Notes. As of March 31, 2024 and June 30, 2023, $539 and $964 of the original issue discount and $346 and $613, respectively, of the debt issuance costs remain to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended March 31, 2024 and March 31, 2023, we recorded $2,722 and $2,711, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the nine months ended March 31, 2024 and March 31, 2023, we recorded $8,159 and $8,266, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.

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
As of June 30, 2023, the outstanding aggregate principal amount of the 6.375% 2024 Notes was $81,240. On January 16, 2024, we repaid the remaining outstanding principal amount of $81,240 of the 6.375% 2024 Notes, plus interest, at maturity.
2026 Notes
On January 22, 2021, we issued $325,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Original 2026 Notes”). The Original 2026 Notes bear interest at a rate of 3.706% per year, payable semi-annually on July 22, and January 22 of each year, beginning on July 22, 2021. Total proceeds from the issuance of the 2026 Notes, net of underwriting discounts and offering costs, were $317,720. On February 19, 2021, we issued an additional $75,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Additional 2026 Notes”, and together with the Original 2026 Notes, the “2026 Notes”). The Additional 2026 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2026 Notes and bear interest at a rate of 3.706% per year, payable semi-annually on July 22 and January 22 of each year, beginning July 22, 2021. Total proceeds from the issuance of the Additional 2026 Notes, net of underwriting discounts and offering costs, were $74,061. As of March 31, 2024 and June 30, 2023, the outstanding aggregate principal amount of the 2026 Notes were $400,000 and $400,000, respectively.
3.364% 2026 Notes

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

On May 27, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on November 15, 2026 (the “3.364% 2026 Notes”). The 3.364% 2026 Notes bear interest at a rate of 3.364% per year, payable semi-annually on November 15, and May 15 of each year, beginning on November 15, 2021. Total proceeds from the issuance of the 3.364% 2026 Notes, net of underwriting discounts and offering costs, were $293,283. As of March 31, 2024 and June 30, 2023, the outstanding aggregate principal amount of the 3.364% 2026 Notes were $300,000 and $300,000, respectively.
3.437% 2028 Notes
On September 30, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on October 15, 2028 (the “3.437% 2028 Notes”). The 3.437% 2028 Notes bear interest at a rate of 3.437% per year, payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2022. Total proceeds from the issuance of the 3.437% 2028 Notes, net of underwriting discounts and offering costs, were $291,798. As of March 31, 2024 and June 30, 2023, the outstanding aggregate principal amount of the 3.437% 2028 Notes were $300,000 and $300,000, respectively.
The 2023 Notes, the 6.375% 2024 Notes, the 2026 Notes, the 3.364% 2026 Notes, and the 3.437% 2028 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $13,138 and debt issuance costs of $12,709, which are being amortized over the term of the notes. As of March 31, 2024 and June 30, 2023, $7,038 and $8,770 of the original issue discount and $6,551 and $8,333, respectively, of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended March 31, 2024, and March 31, 2023, we recorded $10,178 and $14,878, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the nine months ended March 31, 2024 and March 31, 2023, we recorded $32,739 and $46,097, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
Note 7. Prospect Capital InterNotes®
On February 13, 2020, we entered into a selling agent agreement with InspereX LLC (formerly known as “Incapital LLC”) (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with previously authorized selling agent agreements, the “InterNotes® Offerings”). On February 8, 2023, our Board of Directors reauthorized $1,000,000 of Prospect Capital InterNotes® for sale under the Selling Agent Agreement. Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of March 31, 2024, $442,953 aggregate principal amount of Prospect Capital InterNotes® were outstanding.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the nine months ended March 31, 2024, we issued $94,165 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $92,733. These notes were issued with stated interest rates ranging from 5.75% to 8.00% with a weighted average interest rate of 7.13%. These notes will mature between July 15, 2026 and November 15, 2043. The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2024:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$30,025	5.75% – 7.25%	6.57%	July 15, 2026 – March 15, 2027
5	27,484	6.75% – 7.75%	7.20%	November 15, 2028 – March 15, 2029
6	899	6.00% – 6.25%	6.02%	July 15, 2029 – November 15, 2029
7	6,467	7.50% – 8.00%	7.87%	November 15, 2030 – December 15, 2030
10	27,384	6.25% – 8.00%	7.56%	July 15, 2033 – March 15, 2034
20	1,906	6.50% – 7.50%	6.58%	July 15, 2043 – November 15, 2043
	$94,165

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

During the nine months ended March 31, 2023, we issued $13,333 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $13,153. These notes were issued with a stated interest rates ranging from 4.50% to 5.95% with a weighted average interest rate of 5.41%. These notes will mature between October 15, 2025 and March 15, 2033. The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2023:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$6,539	5.00% – 5.75%	5.50%	October 15, 2025 – March 15, 2026
5	2,635	4.50% – 5.50%	4.50%	July 15, 2027 – October 15, 2027
6	1,933	5.75%	5.75%	December 15, 2028 – March 15, 2029
10	2,226	5.95%	5.95%	December 15, 2032 – March 15, 2033
	$13,333
During the nine months ended March 31, 2024, we repaid $8,655 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option of the InterNotes®. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the nine months ended March 31, 2024 was $212.

The following table summarizes the Prospect Capital InterNotes® outstanding as of March 31, 2024:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$40,378	2.50% – 7.25%	6.19%	February 15, 2025 – March 15, 2027
5	123,488	2.25% – 7.75%	4.17%	January 15, 2026 – March 15, 2029
6	18,225	3.00% – 6.25%	3.54%	June 15, 2027 – November 15, 2029
7	34,601	2.75% – 8.00%	4.05%	January 15, 2028 – December 15, 2030
8	3,226	3.40% – 3.50%	3.45%	June 15, 2029 – July 15, 2029
10	105,675	3.15% – 8.00%	4.91%	August 15, 2029 – March 15, 2034
12	13,773	3.70% – 4.00%	3.95%	June 15, 2033 – July 15, 2033
15	14,109	3.50% – 4.50%	3.84%	July 15, 2036 – February 15, 2037
18	2,959	4.50% – 5.50%	4.82%	January 15, 2031 – April 15, 2031
20	3,864	5.75% – 7.50%	6.23%	November 15, 2032 – November 15, 2043
25	7,599	6.25% – 6.50%	6.37%	November 15, 2038 – May 15, 2039
30	75,056	4.00% – 6.63%	5.35%	November 15, 2042 – March 15, 2052
Principal Outstanding	$442,953
Less Discounts
Unamortized Debt Issuance	(7,403)
Carrying Amount	$435,550

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
During the three months ended March 31, 2024 and March 31, 2023 we recorded $5,092 and $3,771 respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
During the nine months ended March 31, 2024 and March 31, 2023, we recorded $13,025 and $11,154, respectively, of interest costs and amortization of financings costs on the Prospect Capital InterNotes® as interest expense.
Note 8. Fair Value and Maturity of Debt Outstanding
As of March 31, 2024, our asset coverage ratio stood at 311.3% based on the outstanding principal amount of our senior securities representing indebtedness of $2,505,497 and our asset coverage ratio on our senior securities that are stock was 185.1%. As of June 30, 2023, our asset coverage ratio stood at 297.0% based on the outstanding principal amount of our senior securities representing indebtedness of $2,610,216 and our asset coverage ratio on our senior securities that are stock was 186.2%. Refer to Note 9, Equity Offerings, Offering Expenses and Distributions for additional discussion on our senior securities that are stock.
Information about our senior securities is shown in the following table as of the end of each of the last ten fiscal years and as of March 31, 2024 (All figures in this item are in thousands except per unit data):

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Credit Facility
Fiscal 2024 (as of March 31, 2024)	$906,376	$8,606	—	—
Fiscal 2023 (as of June 30, 2023)	1,014,703	7,639	—	—
Fiscal 2022 (as of June 30, 2022)	839,464	9,015	—	—
Fiscal 2021 (as of June 30, 2021)	356,937	17,408	—	—
Fiscal 2020 (as of June 30, 2020)	237,536	22,000	—	—
Fiscal 2019 (as of June 30, 2019)	167,000	34,298	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Fiscal 2018 (as of June 30, 2018)	37,000	155,503	—	—
Fiscal 2017 (as of June 30, 2017)	—	—	—	—
Fiscal 2016 (as of June 30, 2016)	—	—	—	—
Fiscal 2015 (as of June 30, 2015)	368,700	18,136	—	—
Fiscal 2014 (as of June 30, 2014)	92,000	69,470	—	—

2015 Notes(4)
Fiscal 2015 (as of June 30, 2015)	$150,000	$2,241	—	—
Fiscal 2014 (as of June 30, 2014)	150,000	2,305	—	—

2016 Notes(5)
Fiscal 2016 (as of June 30, 2016)	$167,500	$2,269	—	—
Fiscal 2015 (as of June 30, 2015)	167,500	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	167,500	2,305	—	—

2017 Notes(6)
Fiscal 2017 (as of June 30, 2017)	$50,734	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	129,500	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	130,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	130,000	2,305	—	—

2018 Notes(7)
Fiscal 2017 (as of June 30, 2017)	$85,419	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	200,000	2,305	—	—

2019 Notes(9)
Fiscal 2018 (as of June 30, 2018)	$101,647	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	200,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	200,000	2,305	—	—

5.00% 2019 Notes(10)
Fiscal 2018 (as of June 30, 2018)	$153,536	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	300,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	300,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	300,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	300,000	2,305	—	—

2020 Notes(13)
Fiscal 2019 (as of June 30, 2019)	$224,114	$2,365	—	—
Fiscal 2018 (as of June 30, 2018)	392,000	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	392,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	392,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	392,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	400,000	2,305	—	—

6.95% 2022 Notes(8)
Fiscal 2014 (as of June 30, 2014)	$100,000	$2,305	—	$1,038

2022 Notes(17)
Fiscal 2022 (as of June 30, 2022)	$60,501	$2,733	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Fiscal 2021 (as of June 30, 2021)	111,055	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	258,240	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	328,500	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	328,500	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	225,000	2,251	—	—

2023 Notes(11)(18)
Fiscal 2022 (as of June 30, 2022)	$284,219	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	284,219	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	319,145	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	318,863	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	318,675	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	248,507	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	248,293	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	248,094	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	247,881	2,305	—	—

2024 Notes(14)
Fiscal 2020 (as of June 30, 2020)	$233,788	$2,408	—	$959
Fiscal 2019 (as of June 30, 2019)	234,443	2,365	—	1,002
Fiscal 2018 (as of June 30, 2018)	199,281	2,452	—	1,029
Fiscal 2017 (as of June 30, 2017)	199,281	2,251	—	1,027
Fiscal 2016 (as of June 30, 2016)	161,364	2,269	—	951

6.375% 2024 Notes(11)(19)
Fiscal 2023 (as of June 30, 2023)	81,240	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	81,240	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	81,389	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	99,780	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	99,726	2,365	—	—

2025 Notes
Fiscal 2024 (as of March 31, 2024)	$156,168	$3,113	—	—
Fiscal 2023 (as of June 30, 2023)	156,168	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	156,168	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	156,168	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	201,250	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	201,250	2,365	—	—

2026 Notes
Fiscal 2024 (as of March 31, 2024)	$400,000	$3,113	—	—
Fiscal 2023 (as of June 30, 2023)	400,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	400,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	400,000	2,740	—	—

3.364% 2026 Notes
Fiscal 2024 (as of March 31, 2024)	$300,000	$3,113	—	—
Fiscal 2023 (as of June 30, 2023)	300,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	300,000	2,740	—	—

3.437% 2028 Notes
Fiscal 2024 (as of March 31, 2024)	$300,000	$3,113	—	—
Fiscal 2023 (as of June 30, 2023)	300,000	2,970	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—

2028 Notes(15)
Fiscal 2020 (as of June 30, 2020)	$70,761	$2,408	—	$950
Fiscal 2019 (as of June 30, 2019)	70,761	2,365	—	984
Fiscal 2018 (as of June 30, 2018)	55,000	2,452	—	1,004

2029 Notes(16)
Fiscal 2021 (as of June 30, 2021)	$69,170	$2,740	—	$1,028
Fiscal 2020 (as of June 30, 2020)	69,170	2,408	—	970
Fiscal 2019 (as of June 30, 2019)	69,170	2,365	—	983

Prospect Capital InterNotes®
Fiscal 2024 (as of March 31, 2024)	$442,953	$3,113	—	—
Fiscal 2023 (as of June 30, 2023)	358,105	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	347,564	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	508,711	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	680,229	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	707,699	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	760,924	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	980,494	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	908,808	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	827,442	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	785,670	2,305	—	—

Floating Rate Preferred Stock
Fiscal 2024 (as of March 31, 2024)	$45,647	$46	$25	$—

6.50% Preferred Stock
Fiscal 2024 (as of March 31, 2024)	$708,969	$46	$25	$—
Fiscal 2023 (as of June 30, 2023)	533,216	47	25	—

5.50% Preferred Stock
Fiscal 2024 (as of March 31, 2024)	$823,519	$46	$25	—
Fiscal 2023 (as of June 30, 2023)	870,268	47	25	—
Fiscal 2022 (as of June 30, 2022)	590,197	54	25	—
Fiscal 2021 (as of June 30, 2021)	137,040	65	25	—

5.35% Preferred Stock
Fiscal 2024 (as of March 31, 2024)	$131,279	$46	$25	$17.43
Fiscal 2023 (as of June 30, 2023)	149,066	47	$25	15.98
Fiscal 2022 (as of June 30, 2022)	150,000	54	$25	21.08

All Senior Securities(11)(12)
Fiscal 2024 (as of March 31, 2024)	$4,214,911	$1,851	—	—
Fiscal 2023 (as of June 30, 2023)	4,162,766	1,862	—	—
Fiscal 2022 (as of June 30, 2022)	3,509,353	2,156	—	—
Fiscal 2021 (as of June 30, 2021)	2,404,689	2,584	—	—
Fiscal 2020 (as of June 30, 2020)	2,169,899	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	2,421,526	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	2,346,563	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	2,681,435	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	2,707,465	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	2,983,736	2,241	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Fiscal 2014 (as of June 30, 2014)	2,773,051	2,305	—	—

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
(12)While we do not consider commitments to fund under revolving arrangements to be Senior Securities, if we were to elect to treat such unfunded commitments, which were $24,611 as of March 31, 2024 as Senior Securities for purposes of Section 18 of the 1940 Act, our asset coverage per unit would be $1,840.
(13)We repaid the outstanding principal amount of the 2020 Notes on April 15, 2020.
(14)We redeemed the 2024 Notes on February 16, 2021.
(15)We redeemed the 2028 Notes on June 15, 2021.
(16)We redeemed the 2029 Notes on December 30, 2021.
(17)We redeemed the 2022 Notes on July 15, 2022.
(18)We redeemed the 2023 Notes on March 15, 2023.
(19)We redeemed the 6.375% 2024 Notes on January 16, 2024.
The following table shows our outstanding debt as of March 31, 2024:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value		Effective Interest Rate
Revolving Credit Facility		$906,376	$13,019	$906,376	(1)	$906,376	(2)	1M SOFR +	2.05%	(5)

2025 Notes		156,168	885	155,283		155,556	(3)	6.63%		(6)
Convertible Notes		156,168		155,283		155,556

2026 Notes		400,000	3,766	396,234		379,408	(3)	3.98%		(6)
3.364%	2026 Notes	300,000	3,728	296,272		274,068	(3)	3.60%		(6)
3.437%	2028 Notes	300,000	6,095	293,905		257,556	(3)	3.64%		(6)
Public Notes		1,000,000		986,411		911,032

Prospect Capital InterNotes®		442,953	7,403	435,550		416,986	(4)	6.17%		(7)
Total		$2,505,497		$2,483,620		$2,389,950
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The following table shows the contractual maturities by fiscal year of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of March 31, 2024:

	Payments Due by Fiscal Year ending June 30,
	Total	Remainder of 2024	2025	2026	2027	2028	After 5 Years
Revolving Credit Facility	$906,376	$—	$—	$—	$—	$906,376	$—
Convertible Notes	156,168	—	156,168	—	—	—	—
Public Notes	1,000,000	—	—	400,000	300,000	—	300,000
Prospect Capital InterNotes®	442,953	—	1,499	38,442	104,016	15,254	283,742
Total Contractual Obligations	$2,505,497	$—	$157,667	$438,442	$404,016	$921,630	$583,742

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
Preferred Stock
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”), as amended on June 9, 2022, October 7, 2022, February 10, 2023, and December 29, 2023, pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and dealer manager for the Company’s offering of up to 80,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such convertible preferred stock may be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”), the 6.50% Series A3 Preferred Stock (“Series A3 Preferred Stock”), and the 6.50% Series M3 Preferred Stock (“Series M3 Preferred Stock”). In connection with such offering, on August 3, 2020, June 9, 2022, October 11, 2022, February 10, 2023 and December 28, 2023 (two filings) we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland (“SDAT”), reclassifying and designating 120,000,000, 60,000,000, 120,000,000, 60,000,000, 160,000,000, and 40,000,000 shares, respectively, of the Company’s authorized and unissued shares of common stock into shares of preferred stock as “Convertible Preferred Stock.” As part of this offering, we also issue our Floating Rate Series A4 Preferred Stock (“Series A4 Preferred Stock”), and the Floating Rate Series M4 Preferred Stock (“Series M4 Preferred Stock”, and together with the Series A4 Preferred Stock, the “Floating Rate Preferred Stock”), which are not convertible.

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
Subject to certain limitations, each share of 5.50% Preferred Stock or 6.50% Preferred Stock may be converted at our option (the “Issuer Optional Conversion”). We will settle any Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the 5-day VWAP, subject to our ability to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value if the 5-day VWAP represents a discount to our net asset value per share of common stock. For the 5.50% Preferred Stock and 6.50% Preferred Stock, “IOC Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the date fixed for conversion. In connection with an Issuer Optional Conversion, we will use commercially reasonable efforts to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value. If we do not have or obtain any required stockholder approval under the 1940 Act to sell our common stock below net asset value and the 5-day VWAP is at a discount to our net asset value per share of common stock, we will settle any conversions in connection with an Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the NAV per share of common stock at the close of business on the business day immediately preceding the date of conversion. We will not pay any portion of the IOC Settlement Amount from an Issuer Optional Conversion in cash (other than cash in lieu of fractional shares of our common stock) until the Redemption Eligibility Date. Beginning on the Redemption Eligibility Date, we may elect to settle any Issuer Optional Conversion in cash without limitation or restriction. In the event that we exercise an Issuer Optional Conversion with respect to any shares of 5.50% Preferred Stock or 6.50% Preferred Stock, the holder of such 5.50% Preferred Stock or 6.50% Preferred Stock may instead elect a Holder Optional Conversion with respect to such 5.50% Preferred Stock or 6.50% Preferred Stock provided that the date of conversion for such Holder Optional Conversion would occur prior to the date of conversion for an Issuer Optional Conversion. Shares of Series A4 Preferred Stock and Series M4 Preferred Stock do not have an Issuer Optional Conversion feature. The Company actively manages its offerings of preferred stock and, although it may or may not be presently offering a particular series of its preferred stock, the Company may determine to issue any of its authorized series of preferred stock (and, in connection therewith, to relaunch the offering of any particular series, if previously terminated) based on its assessment of market conditions, demand, and appropriate cost of capital in light of the foregoing and the overall construction of its portfolio and capital structure.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

During the three months ended March 31, 2024, we exchanged an aggregate of 77,179 Series M1 Preferred Stock for an aggregate of 69,579 and 7,600 newly-issued Series M3 Preferred Stock and Series M4 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). During the nine months ended March 31, 2024, we exchanged an aggregate of 344,919 Series M1 Preferred Stock for an aggregate of 337,319 and 7,600 newly-issued Series M3 Preferred Stock and Series M4 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act. The Series M3 Preferred Stock and Series M4 Preferred Stock issued in the exchanges were issued in each case to an existing security holder of the Company exclusively in exchange for such holder’s securities and no commission or other remuneration was paid or given for soliciting the exchange. Stockholders who exchange Series M1 Preferred Stock for Series M3 Preferred Stock or Series M4 Preferred Stock or Series M3 Preferred Stock for Series M4 Preferred Stock will receive unpaid dividends on their Series M1 Preferred Stock or Series M3 Preferred Stock accrued to, but not including, the Exchange Exercise Date in cash. Upon settlement, the carrying amount (including any premiums or discounts and a proportional amount of any issuance costs) of the Series M1 Preferred Stock or Series M3 Preferred Stock are reclassified to Series M3 Preferred Stock or Series M4 Preferred stock, respectively, with no gain or loss recognized. During the nine months ended March 31, 2024, there were no Series M3 Preferred Stock exchanged for Series M4 Preferred Stock.
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
During the nine months ended March 31, 2024, we repurchased 80,303 shares of Series A Preferred Stock for a total cost of approximately $1,279, including fees and commissions paid to the broker, representing an average repurchase price of $15.76 per share. The difference in the consideration transferred and the net carrying value of the Series A Preferred Stock repurchased, which was $1,936, resulted in a gain applicable to common stock holders of approximately $657 during the nine months ended March 31, 2024. The repurchased shares reverted to authorized but unissued shares of Series A Preferred Stock and thus the Company holds no treasury stock. We did not repurchase any shares of the Series A Preferred Stock during the three months ended March 31, 2024.
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
For so long as the Series A Preferred Stock and the Floating Rate Preferred Stock is outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, if dividends on the Preferred Stock have accumulated and been unpaid for a period of two years, a possibility of redemption outside of the Company’s control exists and, in accordance with ASC 480, we have presented our 5.50% Preferred Stock, 6.50% Preferred Stock, and Series A Preferred Stock, and will present our Floating Rate Preferred Stock (when and if any Floating Rate Preferred Stock is issued), within temporary equity on our Consolidated Statement of Assets and Liabilities as of March 31, 2024 and June 30, 2023.
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
During the nine months ended March 31, 2024 and March 31, 2023, we distributed approximately $34,949 and $35,057, respectively, to our 5.50% Preferred Stock holders. During the nine months ended March 31, 2024 and March 31, 2023, we distributed approximately $31,127 and $8,246 to our 6.50% Preferred Stock holders. During the nine months ended March 31, 2024 and March 31, 2023, we distributed approximately $5,706 and $6,019 to our 5.35% Series A Preferred Stock holders. During the nine months ended March 31, 2024, we distributed approximately $308 respectively, to our Floating Rate Preferred Stock holders. During the nine months ended March 31, 2023, we made no distributions on our Floating Rate Preferred Stock because there was no Floating Rate Preferred Stock outstanding as of March 31, 2023.
Our distributions to our 5.50% Preferred Stock holders, 6.50% Preferred Stock holders, Floating Rate Preferred Stock holders and 5.35% Series A Preferred Stock holders for the nine months ended March 31, 2024 and March 31, 2023, are summarized in the following table:

Declaration Date	Record Date	Payment Date	Amount ($ per share), before pro ration for partial periods	Amount Distributed
5.50% Preferred Stock holders
5/9/2023	7/19/2023	8/1/2023	$0.114583	$3,968
5/9/2023	8/16/2023	9/1/2023	0.114583	3,961
8/29/2023	9/20/2023	10/2/2023	0.114583	3,907
8/29/2023	10/18/2023	11/1/2023	0.114583	3,883
8/29/2023	11/15/2023	12/1/2023	0.114583	3,879
11/8/2023	12/20/2023	1/2/2024	0.114583	3,854
11/8/2023	1/17/2024	2/1/2024	0.114583	3,845
11/8/2023	2/21/2024	3/1/2024	0.114583	3,831
2/8/2024	3/20/2024	4/1/2024	0.114583	3,821
Distributions for the nine months ended March 31, 2024				$34,949

5/9/2022	7/20/2022	8/1/2022	$0.114583	$3,104
5/9/2022	8/17/2022	9/1/2022	0.114583	3,721
8/29/2022	9/21/2022	10/3/2022	0.114583	3,928
8/29/2022	10/19/2022	11/1/2022	0.114583	4,077
8/29/2022	11/16/2022	12/1/2022	0.114583	4,056
11/9/2022	12/21/2022	1/3/2023	0.114583	4,051
11/9/2022	1/18/2023	2/1/2023	0.114583	4,045
11/9/2022	2/15/2023	3/1/2023	0.114583	4,039
2/8/2023	3/22/2023	4/3/2023	0.114583	4,036
Distributions for the nine months ended March 31, 2023				$35,057

6.50% Preferred Stock holders

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

5/9/2023	7/19/2023	8/1/2023	$0.135417	$2,978
5/9/2023	8/16/2023	9/1/2023	0.135417	3,111
8/29/2023	9/20/2023	10/2/2023	0.135417	3,279
8/29/2023	10/18/2023	11/1/2023	0.135417	3,375
8/29/2023	11/15/2023	12/1/2023	0.135417	3,512
11/8/2023	12/20/2023	1/2/2024	0.135417	3,627
11/8/2023	1/17/2024	2/1/2024	0.135417	3,719
11/8/2023	2/21/2024	3/1/2024	0.135417	3,749
2/8/2024	3/20/2024	4/1/2024	0.135417	$3,777
Distributions for the nine months ended March 31, 2024				$31,127

11/9/2022	11/16/2022	12/1/2022	0.135417	978
11/9/2022	12/21/2022	1/3/2023	0.135417	1,433
11/9/2022	1/18/2023	2/1/2023	0.135417	1,675
11/9/2022	2/15/2023	3/1/2023	0.135417	1,959
2/8/2023	3/22/2023	4/3/2023	0.135417	2,201
Distributions for the nine months ended March 31, 2023				$8,246

Floating Rate Preferred Stock holders
1/25/2024	2/21/2024	3/1/2024	$0.152830	$81
2/8/2024	3/20/2024	4/1/2024	0.152564	227
Distributions for the nine months ended March 31, 2024				$308

5.35% Preferred Stock holders
5/9/2023	7/19/2023	8/1/2023	$0.334375	$1,983
8/29/2023	10/18/2023	11/1/2023	0.334375	1,967
11/8/2023	1/17/2024	2/1/2024	0.334375	1,756
Distributions for the nine months ended March 31, 2024				$5,706

5/9/2022	7/20/2022	8/1/2022	$0.334375	$2,006
8/29/2022	10/19/2022	11/1/2022	0.334375	2,006
11/9/2022	1/18/2023	2/1/2023	0.334375	2,006
Distributions for the nine months ended March 31, 2023				$6,018
The above table includes dividends paid during the nine months ended March 31, 2024. It does not include distributions previously declared to the 5.50% Preferred Stock holders, 6.50% Preferred Stock holders, Floating Rate Preferred Stock holders and 5.35% Series A Preferred Stock holders of record for any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and paid subsequent to March 31, 2024:
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on April 17, 2024 with a payment date of May 1, 2024.
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on May 22, 2024 with a payment date of June 3, 2024.
•$0.135417 per share (before pro ration for partial period holders of record) for 6.50% Preferred Stock holders of record on April 17, 2024 with a payment date of May 1, 2024.
•$0.135417 per share (before pro ration for partial period holders of record) for 6.50% Preferred Stock holders of record on May 22, 2024 with a payment date of June 3, 2024.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

•$0.152564 per share (before pro ration for partial period holders of record) for Floating Rate Preferred Stock holders of record on April 17, 2024 with a payment date of May 1, 2024.
•$0.152564 per share (before pro ration for partial period holders of record) for Floating Rate Preferred Stock holders of record on May 22, 2024 with a payment date of June 3, 2024.
•$0.334375 per share (before pro ration for partial period holders of record) for 5.35% Series A Preferred Stock holders of record on April 17, 2024 with a payment date of May 1, 2024.
As of March 31, 2024, we have accrued approximately $6, $18 and $1,171 in dividends that have not yet been paid for our 6.50% Preferred Stock holders, Floating Rate Preferred Stock holders and 5.35% Series A Preferred Stock holders, respectively.
The following table shows our outstanding Preferred Stock as of March 31, 2024:

Series	Maximum Offering Size (Shares)		Maximum Aggregate Liquidation Preference of Offering		Inception to Date Preferred Shares Issued via Offering	Inception to Date Liquidation Preference Issued via Offering	Preferred Stock Outstanding		Liquidation Preference Outstanding
Series A1	80,000,000	(1)	$2,000,000	(1)	31,448,021	$786,201	30,349,874	(4)	$758,747
Series M1	80,000,000	(1)	2,000,000	(1)	4,110,318	102,758	2,426,875	(4)	60,672
Series M2	80,000,000	(1)	2,000,000	(1)	—	—	—		—
Series A3	80,000,000	(1)	2,000,000	(1)	24,728,836	618,221	24,626,831	(4)	615,671
Series M3	80,000,000	(1)	2,000,000	(1)	3,456,649	86,416	3,731,923	(4)	93,298
Series A4	80,000,000	(1)	2,000,000	(1)	1,580,456	39,511	1,580,468	(5)	39,511
Series M4	80,000,000	(1)	2,000,000	(1)	237,810	5,945	245,410	(5)	6,135
Series AA1	10,000,000	(2)	250,000	(2)	—	—	—		—
Series MM1	10,000,000	(2)	250,000	(2)	—	—	—		—
Series AA2	10,000,000	(2)	250,000	(2)	—	—	—		—
Series MM2	10,000,000	(2)	250,000	(2)	—	—	—		—
Series A2	187,000		4,675		187,000	4,675	164,000		4,100
Series A	6,000,000		150,000		6,000,000	150,000	5,251,157	(6)	131,279
Total	96,187,000	(3)	$2,404,675	(3)	71,749,090	$1,793,727	68,376,538	(7)	$1,709,413	(7)
(1) The maximum offering of 80,000,000 shares and $2,000,000 aggregate liquidation preference is for any combination of Series A1, Series M1, Series M2, Series A3, Series M3, Series A4, and Series M4 shares.
(2) The maximum offering of 10,000,000 shares and $250,000 aggregate liquidation preference is for any combinations of Series AA1, Series MM1, Series AA2, and Series MM2.
(3) The authorized maximum offering size of Preferred Stock as of March 31, 2024 is 96,187,000 shares, par value $0.001 per share, with an aggregate liquidation preference of $2,404,675, a liquidation preference of $25.00 per share. The totals referenced in the above table are in light of the combined maximum offering amounts for the various series of shares identified in footnote 1 and footnote 2 and the table columns are not intended to foot.
(4) Preferred Stock shares outstanding is calculated as shares issued under the respective offering program, net of additional shares issued through the Preferred Stock DRIP and net of Preferred Stock conversions to common stock through the Holder Optional Conversion and Optional Redemption Upon Death of Holder. Refer to subsequent tables for respective fiscal year activity.
(5) Preferred Stock shares outstanding is calculated as shares issued under the respective offering program, net of additional shares issued through the Preferred Stock DRIP and net of Preferred Stock redemptions through the Holder Optional Redemption and Optional Redemption Upon Death of Holder. Refer to subsequent tables for respective fiscal year activity.
(6) Preferred Stock shares outstanding is calculated as shares issued under the respective offering program net of shares repurchased via open market purchases and shares retired via the Tender Offer. Refer to subsequent tables for respective fiscal year activity.
(7) Does not foot due to rounding.

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
(4) Preferred Stock shares outstanding is calculated as shares issued under the respective offering program, net of additional shares issued through the Preferred Stock DRIP and Preferred Stock converted to common stock through the Holder Optional Conversion and Optional Redemption Upon Death of Holder. Refer to subsequent tables for respective fiscal year activity.
(5) Preferred Stock shares outstanding is calculated as shares issued under the respective offering program net of shares repurchased via open market purchases. Refer to subsequent tables for respective fiscal year activity.
(6) Does not foot due to rounding.
Preferred Stock issued prior to the issuance of our 5.35% Series A Preferred Stock has a carrying value equal to liquidation value per share on our Consolidated Statements of Assets and Liabilities. Subsequent issuances of our Preferred Stock classified as temporary equity are recorded net of issuance costs. The carrying value is inclusive of cumulative accrued and unpaid dividends as of March 31, 2024.
Series A1, Series A2, Series M1, Series A3, and Series M3 shares outstanding are net of dividend reinvestments paid and conversions to common stock in accordance with their liquidation features. Series A4 and Series M4 shares outstanding are net of dividend reinvestments paid and redemptions in accordance with their liquidation features. Series A shares outstanding are net of shares repurchased via the authorized repurchase of Series A Preferred Stock. The following tables show such activity during the nine months ended March 31, 2024:

Series	June 30, 2023 Shares Outstanding		Shares Issued		Shares issued through Preferred Stock DRIP		Exchanges	Redemptions/Repurchases(1)	March 31, 2024 Shares Outstanding
Series A1	30,965,138		—		50,387		—	(665,651)	30,349,874
Series M1	3,681,591		—		2,062		(344,919)	(911,859)	2,426,875
Series A3	18,829,837		5,873,567		47,178		—	(123,752)	24,626,831	(2)
Series M3	2,498,788		942,034		3,871		337,319	(50,089)	3,731,923
Series A4	—		1,580,456		12		—	—	1,580,468
Series M4	—		237,810		—		7,600	—	245,410
Series A2	164,000		—		—		—	—	164,000
Series A	5,962,654		—		—		—	(711,497)	5,251,157
Total	62,102,009	(2)	8,633,867	(3)	103,510	(2)	—	(2,462,848)	68,376,538	(2)
(1)During the nine months ended March 31, 2024, 1,751,351 shares of the 5.50% Preferred Stock and 6.50% Preferred Stock were converted to common shares via Holder Optional Redemptions and Optional Redemptions Upon Death of Holder, 80,303 of the 5.35% Series A Preferred Stock were repurchased via open market purchases, and 631,194 of the 5.35% Series A Preferred Stock were retired via the Tender Offer.
(2)Does not foot or crossfoot due to fractional share rounding.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

(3)During the nine months ended March 31, 2024, we issued 8,633,867 shares of Preferred Stock for net proceeds of $748,223 with a liquidation value of $215,847.

The following tables show such activity during the nine months ended March 31, 2023:

Series	June 30, 2022 Shares Outstanding		Shares Issued		Shares issued through Preferred Stock DRIP	Shares Converted to Common(1)	March 31, 2023 Shares Outstanding
Series A1	20,794,645		10,610,836		33,947	(347,842)	31,091,585	(3)
Series M1	2,626,238		1,469,566		901	(173,966)	3,922,739
Series A3	—		15,058,892		2,554	(3,273)	15,058,173
Series M3	—		1,825,723		219	(9,305)	1,816,637
Series A2	187,000		—		—	(23,000)	164,000
Series A	6,000,000		—		—	—	6,000,000
Total	29,607,882	(3)	28,965,017	(2)	37,621	(557,386)	58,053,134
(1)Convert to common shares via Holder Optional Redemptions and Optional Redemption Upon Death of Holder.
(2)During the nine months ended March 31, 2023, we issued 28,965,017 shares of Preferred Stock for net proceeds of $647,715 with a liquidation value of $724,125.
(3)Does not foot or crossfoot due to fractional share rounding.

Common Stock
Our common stockholders’ equity accounts as of March 31, 2024 and June 30, 2023 reflect cumulative shares issued, net of shares previously repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemptions Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify stockholders of our intention to purchase our common stock.
We did not repurchase any shares of our common stock under the Repurchase Program for the nine months ended March 31, 2024 and March 31, 2023. As of March 31, 2024, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
Excluding common stock dividend reinvestments and shares issued in connection with the 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemption Upon Death of Holder, during the nine months ended March 31, 2024 and March 31, 2023, we did not issue any shares of our common stock.
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
During the nine months ended March 31, 2024 and March 31, 2023, we distributed approximately $221,993 and $142,742, respectively, to our common stockholders. The following table summarizes our distributions to common stockholders declared and payable for the nine months ended March 31, 2024 and March 31, 2023:

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/9/2023	7/27/2023	8/22/2023	$0.06	$24,317
5/9/2023	8/29/2023	9/20/2023	0.06	24,418
8/29/2023	9/27/2023	10/19/2023	0.06	24,517
8/29/2023	10/27/2023	11/20/2023	0.06	24,611
11/8/2023	11/28/2023	12/19/2023	0.06	24,692
11/8/2023	12/27/2023	1/18/2024	0.06	24,753
11/8/2023	1/29/2024	2/20/2024	0.06	24,823
2/8/2024	2/27/2024	3/20/2024	0.06	24,896
2/8/2024	3/27/2024	4/18/2024	0.06	24,966
Total declared and payable for the nine months ended March 31, 2024				$221,993

5/9/2022	7/27/2022	8/18/2022	$0.06	$23,635
5/9/2022	8/29/2022	9/21/2022	0.06	23,670
8/29/2022	9/28/2022	10/20/2022	0.06	23,767
8/29/2022	10/27/2022	11/17/2022	0.06	23,857
11/9/2022	11/28/2022	12/20/2022	0.06	23,888
11/9/2022	12/28/2022	1/19/2023	0.06	23,925
11/9/2022	1/27/2023	2/16/2023	0.06	23,965
2/8/2023	2/24/2023	3/22/2023	0.06	24,003
2/8/2023	3/29/2023	4/19/2023	0.06	24,041
Total declared and payable for the nine months ended March 31, 2023				$214,751
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during nine months ended March 31, 2024 and March 31, 2023. It does not include distributions previously declared to common stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to March 31, 2024:
•$0.06 per share for April 2024 holders of record on April 26, 2024 with a payment date of May 21, 2024.
During the nine months ended March 31, 2024 and March 31, 2023, we issued 4,992,834 and 5,859,102 shares of our common stock, respectively, in connection with the common stock dividend reinvestment plan.
During the nine months ended March 31, 2024, Prospect officers and directors purchased 409,879 shares of our common stock, or 0.10% of total outstanding shares as of March 31, 2024, both through the open market transactions and shares issued in connection with our common stock dividend reinvestment plan.
As of March 31, 2024, we have reserved 17,294,357 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5) and 1,000,000,000 shares of our common stock for issuance upon conversion of the 5.50% Preferred Stock and the 6.50% Preferred Stock.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 10. Other Income
Other income consists of structuring fees, amendment fees, overriding royalty interests, receipts related to net profit and revenue interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three and nine months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Structuring and amendment fees (refer to Note 3)	$3,234	$145	$22,799	$9,875
Royalty, net profit and revenue interests	12,867	14,740	38,650	50,027
Administrative agent fees	203	171	565	432
Total other income	$16,304	$15,056	$62,014	$60,334
Note 11. Net Increase (Decrease) in Net Assets per Common Share
Basic earnings (loss) per share is calculated by dividing the net increase (decrease) in net assets resulting from operations, less preferred stock dividends plus net gain (loss) on repurchase and accretion to redemption value of redeemable preferred stock, by the weighted average number of common shares outstanding for that period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding using the if-converted method for the 5.50% Preferred Stock, the 6.50% Preferred Stock (Refer to Note 9) and, beginning on July 1, 2022, for the 2025 Notes (Refer to Note 5).
Diluted earnings per share excludes all dilutive potential common shares if their effect is anti-dilutive.
During the three and nine months ended March 31, 2023, conversion of our convertible instruments had an anti-dilutive effect and therefore, conversion is not assumed.
During the nine months ended March 31, 2024, conversion of our Convertible Notes has an anti-dilutive effect and therefore, conversion is not assumed.
The following information sets forth the computation of basic and diluted earnings per common share during the three and nine months ended March 31, 2024 and March 31, 2023.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023
Net increase (decrease) in net assets resulting from operations - basic	$113,891	$(108,947)	$156,466	$(158,523)
Adjustment for dividends on Convertible Preferred Stock	22,749	—	66,081	—
Adjustment for interest on Convertible Notes	2,722	—	—	—
Adjustment for Incentive Fee on Convertible Instruments	(5,094)	—	(13,216)	—
Net increase (decrease) in net assets resulting from operations - diluted	$134,268	$(108,947)	$209,331	$(158,523)

Weighted average common shares outstanding - basic	414,461,972	399,732,263	410,571,037	397,233,468
Weighted average common shares from assumed conversion of Convertible Preferred Stock	246,597,541	—	230,704,807	—
Weighted average common shares from assumed conversion of Convertible Notes	17,294,357	—	—	—
Weighted average shares of common stock outstanding - diluted	678,353,870	399,732,263	641,275,844	397,233,468

Earnings (loss) per share - basic	$0.27	$(0.27)	$0.38	$(0.40)
Earnings (loss) per share - diluted	$0.20	$(0.27)	$0.33	$(0.40)

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

	Tax Year Ended August 31,
	2023	2022	2021
Ordinary income	$243,085	$231,984	$251,171
Capital gain	—	49,719	—
Return of capital	44,838	—	25,784
Total distributions paid to common stockholders	$287,923	$281,703	$276,955

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Tax Year Ended August 31,
	2023		2022	2021
Net increase (decrease) in net assets resulting from operations	$(88,043)		$735,337	$428,106
Net realized (gains) losses on investments	40,795		22,375	16,173
Net unrealized (gains) losses on investments	480,916		(405,414)	(143,654)
Other temporary book-to-tax differences(1)	(148,538)		(66,363)	(47,330)
Permanent differences	27		30	(20)
Taxable income before deductions for distributions	$285,157	(1)	$285,965	$253,275
(1) Temporary book-to-tax differences include timing recognition of CLO income, flow-through investment income/loss, and dividend income from portfolio companies
As of our most recent tax year ended August 31, 2023, we had no undistributed ordinary income in excess of cumulative distributions and no capital gain in excess of cumulative distributions.
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. As of our most recent tax year ended August 31, 2023 , we had a capital loss carryforward of $100,954 available for use in later tax years.

Tax Year Ended August 31, 2023
Undistributed ordinary income	$—
Undistributed long-term capital gains	—
Capital loss carryforwards	$100,954
As of March 31, 2024, the cost basis of investments for tax purposes was $7,564,425 resulting in an estimated net unrealized gain of $242,287. As of June 30, 2023, the cost basis of investments for tax purposes was $8,028,254 resulting in an estimated net unrealized loss of $303,323. As of March 31, 2024, the gross unrealized gains and losses were $1,348,126 and $1,105,839, respectively. As of June 30, 2023, the gross unrealized gains and losses were $1,334,168 and $1,637,491, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of March 31, 2024 and June 30, 2023 was calculated based on the book cost of investments as of March 31, 2024 and June 30, 2023, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2023 and 2022, respectively.

	March 31, 2024	June 30, 2023
Tax cost of investments	$7,564,425	$8,028,254

Tax unrealized appreciation	1,348,126	1,334,168
Tax unrealized depreciation	1,105,839	1,637,491
Net unrealized appreciation(depreciation)	$242,287	$(303,323)
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
The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from us, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our total assets. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. The total gross base management fee incurred to the favor of the Investment Adviser was $39,218 and $38,980 during the three months ended March 31, 2024 and March 31, 2023, respectively. The total gross base management fee incurred to the favor of the Investment Advisor was $117,594 and $116,176 during the nine months ended March 31, 2024 and March 31, 2023, respectively.
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
The total income incentive fee incurred was $17,390 and $20,561 during the three months ended March 31, 2024 and March 31, 2023, respectively. The fees incurred for the nine months ended March 31, 2024 and March 31, 2023 were $61,332 and $64,692, respectively. No capital gains incentive fee was incurred during the nine months ended March 31, 2024 and March 31, 2023.
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
The allocation of net overhead expense from Prospect Administration was $5,708 and $9,773 for the three months ended March 31, 2024 and March 31, 2023, respectively. Prospect Administration received estimated payments of $265 and $1,327 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax, and other administrative services during the three months ended March 31, 2024 and March 31, 2023, respectively.
The allocation of net overhead expense from Prospect Administration was $20,073 and $16,490 for the nine months ended March 31, 2024 and March 31, 2023, respectively. Prospect Administration received estimated payments of $4,107 and $3,429 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax, and other

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

administrative services during the nine months ended March 31, 2024 and March 31, 2023, respectively. In addition, we were given a credit in the amount of $1,212 for legal expense incurred on behalf of our portfolio companies that were remitted to Prospect Administration during the nine months ended March 31, 2023. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount.
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
During the three months ended March 31, 2024 and March 31, 2023, we received payments of $3,167, and $2,316, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the nine months ended March 31, 2024 and March 31, 2023, we received payments of $7,667 and $7,008, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the three months ended March 31, 2024 and March 31, 2023, we recognized expenses related to valuation services of $19 and $22, respectively. During the nine months ended March 31, 2024 and March 31, 2023, we recognized expenses related to valuation services of $61 and $67, respectively. Additionally, we both incur and reimburse for expenses related to marketing, insurance, legal fees, offering costs and general and administrative expenses that are allocated between Prospect and Priority Income Fund, Inc. During three months ended March 31, 2024 the net amount reimbursed to us for these expenses was $180. During the nine months ended March 31, 2024 the net amount reimbursed to us for these expenses was $103. No such fees were incurred during the three and nine months ended March 31, 2023.

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
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings of Delaware LLC (“CP Holdings”), a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy Services, Inc. (“CP Energy”), and the remaining equity is owned by CP Energy management. CP Energy owns directly or indirectly 100% of each of CP Well; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”) a portfolio company of Prospect with $29,458 in first lien term loans (the “Spartan Term Loans”) due to us as of March 31, 2024. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loans.
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

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Interest Income
Interest Income from CP Energy	$2,917	$2,248	$8,427	$5,525
Interest Income from Spartan	1,217	959	3,546	2,459
Total Interest Income	$4,134	$3,207	$11,973	$7,984
Reimbursement of Legal, Tax, etc. (1)	$—	$216	$77	$237
1) Paid from CP Energy to Prospect Administration LLC (“PA”) as reimbursement for legal, tax, and portfolio level accounting services provided directly to CP Energy (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Additions	$—	$12,500	$2,900	$12,500
Interest Income Capitalized as PIK
CP Energy	$2,856	$3,996	$5,569	$5,517
Spartan	1,203	1,225	3,126	2,456
Total Interest Income Capitalized as PIK	$4,059	$5,221	$8,695	$7,973

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	As of
	March 31, 2024	June 30, 2023
Interest Receivable (2)	$3,318	$41
Other Receivables (3)	530	297
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

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Interest Income	$2,069	$2,065	$6,118	$5,878
Other Income
Structuring Fee	$—	$62	$—	$123
Total Other Income	$—	$62	$—	$123
Managerial Assistance (1)	$175	$175	$525	$525
Reimbursement of Legal, Tax, etc.(2)	6	12	6	69
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

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Additions	$—	$3,080	$—	$6,200
Accreted Original Issue Discount	288	210	809	594
Interest Income Capitalized as PIK	2,052	2,457	4,764	5,303

	As of
	March 31, 2024	June 30, 2023
Interest Receivable (2)	$117	$22
Other Receivables (3)	—	40
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

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Interest Income	$830	$1,099	$2,639	$2,860
Managerial Assistance (1)	63	63	188	188
Reimbursement of Legal, Tax, etc.(2)	—	77	6	89
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

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Interest Income Capitalized as PIK	$—	$1,803	$—	$3,391
Repayment of loan receivable	—	—	1,862	—

	As of
	March 31, 2024	June 30, 2023
Interest Receivable (3)	$557	$2,035
Other Receivables (4)	2	10
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Interest Income	$15,678	$14,273	$46,676	$48,636
Managerial Assistance (1)	600	600	1,800	1,800
(1) No income recognized by Prospect. MA payments were paid from First Tower to Prospect and subsequently remitted to PA.

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Interest Income Capitalized as PIK	$2,128	$14,085	$18,904	$28,847
Repayment of Loan Receivable	318	987	318	987

	As of
	March 31, 2024	June 30, 2023
Interest Receivable (2)	$4,319	$165
Other Receivables (3)	—	1
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

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Additions (1)	$—	$650	$—	$650
(1) During the nine months ended March 31, 2023, Prospect provided $650 of equity funding to support growth in Freedom Marine’s loan portfolio.

	As of
	March 31, 2024	June 30, 2023
Other Receivables	$—	$6

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Interest Income	$9,279	$8,287	$27,491	$23,865
Managerial Assistance (1)	366	366	1,097	1,097
Reimbursement of Legal, Tax, etc.(2)	—	—	5	—
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

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Interest Income Capitalized as PIK	$5,897	$5,232	$17,174	$15,291

	As of
	March 31, 2024	June 30, 2023
Interest Receivable (3)	$312	$97
Other Receivables (4)	5	3
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from InterDent to Prospect for reimbursement of expenses paid by Prospect on behalf of InterDent.

Kickapoo Ranch Pet Resort

Prospect owns 100% of the membership interest of Kickapoo Ranch Pet Resort (“Kickapoo”). Kickapoo is a luxury pet boarding facility.

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Interest Income	$43	$—	$43	$—
Dividend Income	—	—	80	100
Other Income
Structuring Fee	$75	$—	$75	$—
Total Other Income	$75	$—	$75	$—
Reimbursement of Legal, Tax, etc. (1)	$12	$—	$12	$—
(1) Paid from Kickapoo Ranch to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to Kickapoo Ranch (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Additions	$1,500	$—	$1,500	$—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	As of
	March 31, 2024	June 30, 2023
Interest Receivable (2)	$2	$—
Other Receivables (3)	$—	$13
(2) Interest income recognized but not yet paid.
(3) Represents amounts due from Kickapoo to Prospect for reimbursement of expenses paid by Prospect on behalf of Kickapoo

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

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Interest Income	$2,230	$1,935	$6,668	$5,989
Interest Income from Broda Canada	—	—	—	—
Total Interest Income	$2,230	$1,935	$6,668	$5,989
Other Income
Structuring Fee	$63	$—	$63	$—
Total Other Income	$63	$—	$63	$—
Managerial Assistance (1)	$75	$75	$225	$225
Reimbursement of Legal, Tax, etc.(2)	17	—	23	—
Realized (Loss) Gain	(1)	(1)	(1)	(2)
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

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Additions	$2,500	$—	$2,500	$—
Interest Income Capitalized as PIK	—	1,136	—	2,166
Repayment of Loan Receivable	—	666	—	2,269

	As of
	March 31, 2024	June 30, 2023
Interest Receivable (3)	$77	$24
Other Receivables (4)	3	33
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

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Interest Income	$23,169	$24,748	$75,570	$67,804
Other Income
Structuring Fee	$376	$—	$15,852	$261
Royalty, net profit and revenue interests	12,699	14,540	38,145	49,474
Total Other Income	$13,075	$14,540	$53,997	$49,735
Managerial Assistance (1)	$1,475	$525	$2,525	$1,575
Reimbursement of Legal, Tax, etc.(2)	353	9	979	868
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

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Additions (3)	$63,518	$27,600	$187,899	$135,671
Interest Income Capitalized as PIK	250	232	736	251
Repayment of Loan Receivable	12,500	14,000	62,950	86,852
Return of Capital	—	—	—	4,000
(3) During the nine months ended March 31, 2024, Prospect provided $4,600 of equity financing to NPRC to fund capital expenditures for existing real estate properties, to provide working capital, and to fund purchases of rated secured structured notes.

	As of
	March 31, 2024	June 30, 2023
Interest Receivable (4)	$771	$3
Other Receivables (5)	82	100
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

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Interest Income	$1,286	$1,073	$3,698	$3,191
Managerial Assistance (1)	—	100	—	300
Reimbursement of Legal, Tax, etc. (2)	—	—	3	—
(1) No income recognized by Prospect. MA payments were paid from Nationwide to Prospect and subsequently remitted to PA.
(2) Paid from Nationwide to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to Nationwide (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Interest Income Capitalized as PIK	$1,263	$719	$3,251	$1,595

	As of
	March 31, 2024	June 30, 2023
Interest Receivable (3)	$460	$13
Other Receivables (4)	1	—
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide.

NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 92.77% and 90.42% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of March 31, 2024 and June 30, 2023, respectively, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Interest Income	$1,060	$983	$3,199	$2,727
Dividend Income (1)	510	800	657	2,510
Managerial Assistance (2)	100	100	300	300
Realized (Loss) Gain	1,187	(799)	1,040	(2,510)
Reimbursement of Legal, Tax, etc. (3)	1	—	1	—
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	As of
	March 31, 2024	June 30, 2023
Interest Receivable (4)	$35	$11
Other Receivables (5)	1	—
(4) Interest income recognized but not yet paid.
(5) Represents amounts due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB.

Pacific World Corporation
Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.98% ownership interest of Pacific World as of March 31, 2024 and June 30, 2023, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Interest Income	$2,434	$2,251	$7,810	$5,613
Other Income
Structuring Fee	$812	$—	$812	$105
Total Other Income	$812	$—	$812	$105
Reimbursement of Legal, Tax, etc.	$—	$—	$5	$—

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Additions	$32,500	$—	$32,500	$11,000
Interest Income Capitalized as PIK	2,183	2,014	6,923	5,315

	As of
	March 31, 2024	June 30, 2023
Interest Receivable (1)	$77	$30
Other Receivables (2)	144	153
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Interest Income	$1,363	$1,151	$3,997	$3,265
Other Income
Advisory Fee	$—	$—	$106	$—
Total Other Income	$—	$—	$106	$—
Managerial Assistance (1)	$45	$45	$135	$135
Reimbursement of Legal, Tax, etc.(2)	—	—	17	—
(1) No income recognized by Prospect. MA payments were paid from R-V to Prospect and subsequently remitted to PA.
(2) Paid from R-V to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to R-V (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Additions	$—	$—	$3,700	$—

	As of
	March 31, 2024	June 30, 2023
Interest Receivable (3)	$45	$13
Other Receivables (4)	—	5
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

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Interest Income	$1,037	$871	$2,996	$2,364
Managerial Assistance (1)	3	3	8	8
Reimbursement of Legal, Tax, etc. (2)	5	—	3,345	—
(1) No income recognized by Prospect. MA payments were paid from UTP to Prospect and subsequently remitted to PA.
(2) Paid from UTP to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to UTP (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Additions	$—	$—	$2,500	$—
Repayment of Loan Receivable	16	8	35	24

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	As of
	March 31, 2024	June 30, 2023
Interest Receivable (3)	$34	$10
Other Receivables (4)	2	—
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

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Interest Income	$503	$286	$1,471	$722

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Additions	$—	$—	$—	$6,000
Interest Income Capitalized as PIK	424	287	1,100	531

	As of
	March 31, 2024	June 30, 2023
Interest Receivable (1)	$153	$5
Other Receivables (2)	147	87

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Interest Income
Interest Income from Valley	$346	$319	$1,045	$1,173
Interest Income from Valley Electric	2,756	1,948	8,069	5,508
Total Interest Income	$3,102	$2,267	$9,114	$6,681
Dividend Income (1)	$—	$—	$—	$547
Other Income
Royalty, net profit and revenue interests	$167	$167	$500	$500
Total Other Income	$167	$167	$500	$500
Managerial Assistance (2)	$150	$150	$450	$450
(1) All dividends were paid from earnings and profits.
(2) No income recognized by Prospect. MA payments were paid from Valley Electric to Prospect and subsequently remitted to PA.

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Interest Income Capitalized as PIK	$1,589	$1,992	$3,140	$1,992
Repayment of loan receivable	—	—	—	(548)

	As of
	March 31, 2024	June 30, 2023
Interest Receivable (3)	$2,883	$33
Other Receivables (4)	3	—
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
We are not aware of any material legal proceedings as of March 31, 2024 and June 30, 2023.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 16. Financial Highlights
The following is a schedule of financial highlights for the three and nine months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024		2023		2024		2023
Per Share Data
Net asset value per common share at beginning of period	$8.92		$9.94		$9.24		$10.48
Net investment income(1)	0.23		0.26		0.77		0.78
Net realized and change in unrealized gains (losses) (1)	0.11		(0.48)		(0.22)		(1.05)
Net increase (decrease) from operations	0.34		(0.22)		0.56	(7)	(0.27)
Distributions of net investment income to preferred stockholders	(0.06)	(5)	(0.05)	(4)	(0.18)	(5)	(0.12)	(4)
Distributions of capital gains to preferred stockholders	—	(5)	—	(4)	—	(5)	—	(4)
Total distributions to preferred stockholders	(0.06)		(0.05)		(0.18)		(0.12)
Net increase (decrease) from operations applicable to common stockholders	0.27	(7)	(0.27)		0.38		(0.40)	(7)
Distributions of net investment income to common stockholders	(0.18)	(5)	(0.18)	(4)	(0.54)	(5)	(0.52)	(4)
Distributions of capital gains to common stockholders	—	(5)	—	(4)		(5)	(0.02)	(4)
Total distributions to common stockholders	(0.18)		(0.18)		(0.54)		(0.54)
Common stock transactions(2)	(0.03)		(0.01)		(0.09)		(0.07)
Net asset value per common share at end of period	$8.99		$9.48		$8.99		$9.48

Per common share market value at end of period	$5.52		$6.96		$5.52		$6.96
Total return based on market value(3)	(4.77%)		2.16%		(2.10%)		7.53%
Total return based on net asset value(3)	4.15%		(2.14%)		6.98%		(2.31%)
Shares of common stock outstanding at end of period	416,150,886		400,833,873		416,150,886		400,833,873
Weighted average shares of common stock outstanding	414,461,972		399,732,263		410,571,037		397,233,468

Ratios/Supplemental Data
Net assets at end of period	$3,742,219		$3,799,294		$3,742,219		$3,799,294
Portfolio turnover rate	1.48%		1.19%		4.39%		4.47%
Annualized ratio of operating expenses to average net assets applicable to common shares(6)	11.62%		11.63%		11.87%		10.85%
Annualized ratio of net investment income to average net assets applicable to common shares(6)	10.17%		10.53%		11.31%		10.37%

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ended June 30, 2024:

	Investment Income		Net Investment Income		Net Realized and Unrealized (Losses) Gains		Net Increase (Decrease) in Net Assets from Operations Applicable to Common Stockholders
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2021	$169,474	$0.44	$81,369	$0.21	$130,762	$0.34	$209,724	$0.54
December 31, 2021	175,376	0.45	85,557	0.22	168,056	0.43	246,411	0.63
March 31, 2022	181,431	0.46	87,005	0.22	77,291	0.20	157,157	0.40
June 30, 2022	184,623	0.47	89,969	0.23	(137,425)	(0.35)	(56,643)	(0.14)

September 30, 2022	$202,674	$0.51	$99,266	$0.25	$(191,705)	$(0.49)	$(105,199)	$(0.27)
December 31, 2022	212,916	0.54	106,704	0.27	(34,427)	(0.09)	55,623	0.14
March 31, 2023	215,120	0.54	102,180	0.26	(191,194)	(0.48)	(108,947)	(0.27)
June 30, 2023	221,503	0.55	112,779	0.28	(104,923)	(0.26)	(13,950)	(0.03)

September 30, 2023	$236,245	$0.58	$125,612	$0.31	$(8,450)	$(0.02)	$94,011	$0.23
December 31, 2023	210,942	0.51	96,927	0.24	(124,293)	(0.30)	(51,436)	(0.13)
March 31, 2024	202,215	0.49	94,375	0.23	49,061	0.12	113,891	0.27
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
On April 22, 2024, the accordion limit of the Revolving Credit Facility was increased to $2,250.0 million. During the period of April 1, 2024 to May 3, 2024, we increased total commitments to the Revolving Credit Facility by $85.0 million to $2,039.5 million. Aggregate commitments are from a group of 53 lenders.

On May 8, 2024, we announced the declaration of monthly dividends for our Floating Rate Preferred Stock for holders of record on the following dates based on an annualized rate equal to 7.32241% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in September as a result), authorized on May 7, 2024, as follows:

Monthly Cash Floating Rate Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
June 2024	6/18/2024	7/1/2024	$0.152550
July 2024	7/17/2024	8/1/2024	$0.152550
August 2024	8/15/2024	9/3/2024	$0.152550
On May 8, 2024, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in September as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
June 2024	6/18/2024	7/1/2024	$0.114583
July 2024	7/17/2024	8/1/2024	$0.114583
August 2024	8/15/2024	9/3/2024	$0.114583
On May 8, 2024, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 6.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in September as a result), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
June 2024	6/18/2024	7/1/2024	$0.135417
July 2024	7/17/2024	8/1/2024	$0.135417
August 2024	8/15/2024	9/3/2024	$0.135417

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

On May 8, 2024, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
May 2024 - July 2024	7/17/2024	8/1/2024	$0.334375
On May 8, 2024, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
May 2024	5/29/2024	6/18/2024	$0.0600
June 2024	6/26/2024	7/18/2024	$0.0600
July 2024	7/29/2024	8/21/2024	$0.0600
August 2024	8/28/2024	9/19/2024	$0.0600

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
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third-party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of March 31, 2024, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $3,222,326 and $3,814,119, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. We consolidate all wholly owned and substantially wholly owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.

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
Third Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended March 31, 2024 we acquired $56,500 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $125,954, funded $4,371 of revolver advances, and recorded PIK interest of $32,690, resulting in gross investment originations of $219,515. During the three months ended March 31, 2024 we received full repayments totaling $31,874, received $47,022 in sales, received $2,046 of revolver paydowns, and received $33,530 in partial prepayments, scheduled principal amortization payments, and return of capital distributions, resulting in repayments of $73,677, net of $40,795 realized losses associated with such dispositions.
Debt Issuances and Redemptions
On January 16, 2024, we repaid the remaining outstanding principal amount of $81,240 of the 6.375% 2024 Notes, plus interest, at maturity.
During the three months ended March 31, 2024 we repaid $2,965 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended March 31, 2024 was $68.
During the three months ended March 31, 2024 we issued $55,573 aggregate principal amount of Prospect Capital InterNotes® with a weighted average stated interest rate of 6.97%, to extend our borrowing base. The newly issued notes mature between January 15, 2027 and March 15, 2034 and generated net proceeds of $54,736.
Equity Issuances and Redemptions
On January 18, 2024, February 20, 2024 and March 20, 2024, we issued 561,852, 578,398, and 632,893 shares of our common stock in connection with the dividend reinvestment plan, respectively.
During the three months ended March 31, 2024, 245,219 shares of our Series A1 Preferred Stock, 47,269 shares of our Series A3 Preferred Stock, 67,259 shares of our Series M1 Preferred Stock, and 22,468 shares of our Series M3 Preferred Stock were converted to 1,583,622 shares of our common stock, in connection with Holder Optional Conversions and Optional Redemptions Following Death of a Holder, resulting in a loss from redemption of preferred stock of $1,192.
During the three months ended March 31, 2024 we issued 856,668 shares of our Series A3 Preferred Stock for net proceeds of $19,275, 100,886 shares of our Series M3 Preferred Stock for net proceeds of $2,446, 1,580,456 shares of Series A4 Preferred Stock for net proceeds of $35,560, 237,810 shares of Series M4 Preferred Stock for net proceeds of $5,767, each excluding offering costs and preferred stock dividend reinvestment.
In connection with our Preferred Stock Dividend Reinvestment Plan, we issued additional Series A1 Preferred Stock, Series A3 Preferred Stock, Series M1 Preferred Stock, and Series M3 Preferred Stock of 12,618, 12,716, and 12,846 throughout January, Februrary, and March.
On March 12, 2024, we filed a notice of meeting and definitive proxy statement in connection with a special meeting of our stockholders that is scheduled to be held on June 10, 2024 for the purpose of asking our stockholders to vote on a proposal to authorize us, with approval of our Board of Directors, to sell shares of our common stock (during the next 12 months) at a price or prices below our then current net asset value per share in one or more offerings subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of our outstanding common stock immediately prior to such sale).

Investment Holdings
At March 31, 2024, we have $7,806,712, or 208.6%, of our net assets applicable to common shares invested in 122 long-term portfolio investments and CLOs.
Our annualized current yield was 12.1% and 13.3% as of March 31, 2024 and June 30, 2023, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 9.7% and 10.7% as of March 31, 2024 and June 30, 2023, respectively, across all investments. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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
As of March 31, 2024, we own controlling interests in the following portfolio companies: CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”); Kickapoo Ranch Pet Resort (“Kickapoo”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); R-V Industries, Inc. (“R-V”); Universal Turbine Parts, LLC (“UTP”); USES Corp. (“United States Environmental Services” or “USES”); and Valley Electric Company, Inc. (“Valley Electric”). In June 2019, CP Energy purchased a controlling interest of the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $35,779 in senior secured term loans (the “Spartan Term Loan A”) due to us as of March 31, 2024. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, we report our investments in Spartan as control investment. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loan A.
As of March 31, 2024, we also own affiliated interests in Nixon, Inc. (“Nixon”) and RGIS Services, LLC, (“RGIS”).
The following shows the composition of our investment portfolio by level of control as of March 31, 2024 and June 30, 2023:

	March 31, 2024					June 30, 2023
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio		Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$3,222,326	41.9%	$3,814,119	48.9%		$2,988,496	38.3%	$3,571,697	46.2%
Affiliate Investments	10,162	0.1%	13,805	0.2%		8,855	0.1%	10,397	0.1%
Non-Control/Non-Affiliate Investments	4,456,184	58.0%	3,978,788	51.0%		4,803,245	61.6%	4,142,837	53.7%
Total Investments	$7,688,672	100.0%	$7,806,712	100.0%	(1)	$7,800,596	100.0%	$7,724,931	100.0%
(1) Does not foot due to rounding.

The following shows the composition of our investment portfolio by type of investment as of March 31, 2024 and June 30, 2023:

	March 31, 2024				June 30, 2023
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Revolving Line of Credit	$79,963	1.0%	$79,390	1.0%	$58,139	0.7%	$58,058	0.8%
First Lien Debt	4,642,527	60.4%	4,528,397	58.0%	4,431,887	56.8%	4,302,795	55.7%
Second Lien Revolving Line of Credit	5,145	0.1%	4,885	0.1%	5,139	0.1%	4,646	0.1%
Second Lien Debt	1,293,688	16.8%	1,133,652	14.5%	1,586,112	20.3%	1,257,862	16.3%
Unsecured Debt	7,200	0.1%	7,200	0.1%	7,200	0.1%	7,200	0.1%
Subordinated Structured Notes	864,283	11.3%	572,486	7.3%	952,815	12.3%	665,002	8.6%
Preferred Stock	391,122	5.1%	54,081	0.7%	358,622	4.6%	34,155	0.4%
Common Stock	224,304	2.9%	1,154,682	14.8%	194,557	2.5%	1,083,134	14.0%
Membership Interest	180,440	2.3%	223,752	2.9%	206,125	2.6%	254,936	3.3%
Participating Interest (1)	—	—%	48,187	0.6%	—	—%	57,143	0.7%
Total Investments	$7,688,672	100.0%	$7,806,712	100.0%	$7,800,596	100.0%	$7,724,931	100.0%
(1)Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.

The following shows our investments in interest bearing securities by type of investment as of March 31, 2024 and June 30, 2023:

	March 31, 2024				June 30, 2023
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Debt and First Lien Revolving Line of Credit	$4,722,490	68.6%	$4,607,787	72.9%	$4,490,026	63.8%	$4,360,853	69.2%
Second Lien Debt and Second Lien Revolving Line of Credit	1,298,833	18.8%	1,138,537	18.0%	1,591,251	22.6%	1,262,508	20.1%
Unsecured	7,200	0.1%	7,200	0.1%	7,200	0.1%	7,200	0.1%
Subordinated Structured Notes	864,283	12.5%	572,486	9.0%	952,815	13.5%	665,002	10.6%
Total Interest Bearing Investments	$6,892,806	100.0%	$6,326,010	100.0%	$7,041,292	100.0%	$6,295,563	100.0%

The following shows the composition of our investment portfolio by industry as of March 31, 2024 and June 30, 2023:

	March 31, 2024				June 30, 2023
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$110,320	1.4%	$63,927	0.8%	$112,181	1.4%	$64,198	0.8%
Air Freight & Logistics	188,006	2.4%	177,351	2.3%	188,171	2.4%	188,946	2.4%
Automobile Components	114,610	1.5%	90,168	1.2%	134,581	1.7%	109,525	1.4%
Building Products	35,000	0.5%	34,272	0.4%	35,000	0.4%	33,120	0.4%
Capital Markets	42,500	0.6%	42,500	0.5%	42,500	0.5%	39,984	0.5%
Commercial Services & Supplies	550,371	7.1%	505,162	6.5%	575,882	7.4%	510,858	6.6%
Communications Equipment	75,155	1.0%	64,195	0.8%	59,852	0.8%	59,677	0.8%
Construction & Engineering	94,288	1.2%	318,271	4.1%	91,148	1.2%	165,784	2.1%
Consumer Finance	605,418	7.9%	709,813	9.1%	625,033	8.0%	736,635	9.5%
Distributors	312,241	4.1%	272,146	3.5%	288,054	3.7%	243,824	3.2%
Diversified Consumer Services	119,183	1.6%	86,341	1.0%	281,274	3.6%	89,589	1.2%
Diversified Financial Services	45,155	0.6%	45,155	0.6%	36,504	0.5%	36,504	0.5%
Diversified Telecommunication Services	159,446	2.1%	160,110	2.1%	162,239	2.1%	161,676	2.1%
Electrical Equipment	62,147	0.8%	62,147	0.8%	68,399	0.9%	68,464	0.9%
Energy Equipment & Services	336,705	4.4%	112,196	1.4%	325,110	4.2%	126,730	1.6%
Equity Real Estate Investment Trusts (REITs)	858,368	11.1%	1,433,879	18.4%	741,133	9.5%	1,437,796	18.6%
Food & Staples Retailing	27,025	0.4%	25,239	0.3%	27,139	0.3%	26,828	0.3%
Food Products	131,467	1.7%	125,930	1.6%	134,889	1.7%	122,003	1.6%
Health Care Equipment & Supplies	—	—%	—	—%	7,488	0.1%	7,500	0.1%
Health Care Providers & Services	720,849	9.3%	825,395	10.6%	687,813	8.8%	798,365	10.3%
Health Care Technology	133,938	1.7%	133,486	1.7%	129,684	1.7%	128,793	1.7%
Hotels, Restaurants & Leisure	25,055	0.3%	19,746	0.3%	21,701	0.3%	20,776	0.3%
Household Durables	155,011	2.0%	146,163	1.9%	159,854	2.0%	155,645	2.0%
Interactive Media & Services	138,831	1.8%	138,831	1.8%	160,281	2.1%	160,281	2.1%
Internet & Direct Marketing Retail	20,917	0.3%	17,297	0.2%	20,487	0.3%	16,920	0.2%
IT Services	345,413	4.5%	339,353	4.3%	357,982	4.7%	346,288	4.5%
Leisure Products	88,399	1.1%	88,163	1.1%	69,694	0.9%	69,380	0.9%
Machinery	105,505	1.4%	160,261	2.1%	103,273	1.3%	144,649	1.9%
Media	70,079	0.9%	134,583	1.7%	103,409	1.3%	138,776	1.8%
Online Lending	20,630	0.3%	20,630	0.3%	21,580	0.3%	21,580	0.3%
Paper & Forest Products	—	—%	—	—%	—	—%	—	—%
Personal Products	318,298	4.0%	104,895	1.3%	278,875	3.6%	65,746	0.9%
Pharmaceuticals	97,707	1.3%	98,186	1.3%	99,269	1.3%	99,289	1.3%
Professional Services	211,965	2.8%	173,978	2.2%	211,693	2.7%	201,494	2.6%
Software	52,391	0.7%	51,866	0.7%	52,350	0.7%	49,111	0.6%
Technology Hardware, Storage & Peripherals	—	—%	—	—%	—	—%	—	—%
Textiles, Apparel & Luxury Goods	174,347	2.3%	174,347	2.2%	167,475	2.1%	167,530	2.2%
Trading Companies & Distributors	67,649	0.9%	68,244	0.9%	65,184	0.8%	45,065	0.6%
Subtotal	7,688,672	100.0%	7,806,712	100.0%	6,647,181	85.3%	6,859,329	88.8%
Structured Finance(1)	1,096,750	14.4%	811,491	10.0%	1,153,415	14.7%	865,602	11.2%
Total Investments	$8,785,422	114.4%	$8,618,203	110.0%	$7,800,596	100.0%	$7,724,931	100.0%
(1) Our SSN investments do not have industry concentrations and as such have been separated in the tables above. As of March 31, 2024 and June 30, 2023, Structured Finance includes $254,129 and $236,248, respectively, of senior secured debt investments held through our investment in NPRC and its wholly-owned subsidiary.

Portfolio Investment Activity
Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans and second lien loans, though we also continue to invest in select equity investments.
Our gross investment activity for the nine months ended March 31, 2024 and March 31, 2023 are presented below:

	Nine Months Ended March 31,
	2024		2023
Investments in portfolio companies
Investments in new portfolio companies	$105,574		$348,473
Follow-on investments in existing portfolio companies (1)	293,498		248,933
Revolver advances	28,196		8,851
PIK interest (2)	95,048		97,952
Total investments in portfolio companies	$522,316		$704,209

Investments by portfolio composition
First Lien Debt	$477,971		$610,230
Second Lien Debt	5,587		82,390
Unsecured Debt	—		5,799
Equity	38,758		5,790
Total investments by portfolio composition	$522,316		$704,209

Investments repaid or sold
Partial repayments (3)	$175,720		$186,731
Full repayments	91,224		103,052
Investments sold	63,022		50,056
Revolver paydowns	9,484		1,352
Total investments repaid or sold	$339,450		$341,191

Investments repaid or sold by portfolio composition
First Lien Debt	$232,726		$240,044
Second Lien Debt	108,031		61,777
Subordinated Structured Notes	—		31,805
Equity	(1,307)	(5)	7,565
Total investments repaid or sold by portfolio composition	$339,450		$341,191

Weighted average interest rates for new investments by portfolio composition (4)
First Lien Debt	11.60%		11.34%
Second Lien Debt	N/A		13.02%
    (1) Includes follow-on investments in existing portfolio companies and refinancings, if any.
(2) During the nine months ended March 31, 2024, approximately $95,048 of PIK interest capitalized was accrued as interest income. During the nine months ended March 31, 2023, approximately $96,654 of PIK interest capitalized was accrued as interest income and the remaining $1,298 was included due to the timing of interest payment dates and resulting capitalization occurring during the prior year.
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $7,806,712.
Our portfolio companies are generally lower middle-market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.

Control Company Investments
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the nine months ended March 31, 2024.
CP Energy Services, Inc.
Prospect owns 100% of the equity of CP Holdings, a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy, and the remaining equity is owned by CP Energy management. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries.
In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”) a portfolio company of Prospect with $29,458 in first lien term loans (the “Spartan Term Loans”) due to us as of March 31, 2024. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loans.
The fair value of our investment in CP Energy decreased to $99,673 as of March 31, 2024, which is a discount of $190,891 from its amortized cost, compared to a fair value of $114,020 as of June 30, 2023, representing a discount of $164,948 to its amortized cost. The increase in discount to amortized cost resulted from increased debt in the capital structure and revised forecast impacted by discontinued operations.

First Tower Finance Company LLC
Prospect owns 100% of the equity of First Tower Delaware, a consolidated holding company. First Tower Delaware owns 78.06% of First Tower Finance. First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.
The fair value of our investment in First Tower decreased to $590,436 as of March 31, 2024, representing a premium of $144,778 to its amortized cost basis compared to a fair value of $598,382 as of June 30, 2023, representing a premium of $171,310 to its amortized cost. The decrease in premium to amortized cost was driven by a decline in financial performance and increased debt in the capital structure.
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
The fair value of our investment in Mity increased to $82,108 as of March 31, 2024, representing a discount of $5,289 to its amortized cost basis, compared to a fair value of $68,178 as of June 30, 2023, representing a discount of $16,719 to its amortized cost basis. The increase in fair value was primarily driven by an improvement in financial performance.
National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties, self-storage, and student housing properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly owned subsidiaries, NPRC invests in online consumer loans and RSSNs. As of March 31, 2024 and June 30, 2023, we own 100% of the fully-diluted common equity of NPRC.
During the nine months ended March 31, 2024, we provided $183,299 of debt financing and $4,600 of equity financing to NPRC to fund real estate capital expenditures, provide working capital, and to fund purchases of rated secured structured notes.

During the nine months ended March 31, 2024, we received partial repayments of $62,950 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
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
The online consumer loan investments held by certain of NPRC’s wholly owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $10 to $50, with fixed terms ranging from 72 months to 84 months. As of March 31, 2024, the outstanding investments held by certain of NPRC’s wholly-owned subsidiaries was comprised of 13 individual loans valued at $37, residual interest in two securitizations valued at $2,691, one corporate bond valued at $17,733 and other assets valued at $1,506 for an aggregate fair value of $21,966.
The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of March 31, 2024, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 111 investments with a fair value of $437,959 and face value of $465,567. The average outstanding note is approximately $4,194 with an expected maturity date ranging from January 2027 to June 2033 and weighted-average expected maturity of 6 years as of March 31, 2024. Coupons range from three-month SOFR (“3M”) plus 5.20% to 9.23% with a weighted-average coupon of 3M + 6.93%. As of March 31, 2024, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $254,129. As of March 31, 2024, based on outstanding notional balance, 10.5% of the portfolio was invested in Single - B rated tranches and 89.5% of the portfolio in BB rated tranches.
As of March 31, 2024, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $1,088,998 and a fair value of $1,664,510. The fair value of $1,388,416 related to NPRC’s real estate portfolio was comprised of fifty multi-family properties, seven student housing properties, four senior living properties, and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of March 31, 2024:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	13,464
3	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
4	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
5	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	14,598
6	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	14,760
7	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	28,154
8	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	16,024
9	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	16,251
10	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	23,201
11	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	18,089
12	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,018
13	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	24,551
14	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	41,289
15	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	23,809
16	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,358
17	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,595
18	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	30,747
19	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,461
20	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	14,679
21	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,361
22	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	88,885
23	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	15,468
24	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	54,224

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
25	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,768
26	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	35,992
27	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
28	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	58,393
29	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,374
30	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
31	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
32	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
33	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
34	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
35	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,793
36	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,545
37	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
38	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	38,843
39	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
40	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
41	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
42	NPRC Grayson LLC	Grayson, GA	12/14/2020	47,860	40,500
43	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
44	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
45	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000
46	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
47	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,975
48	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,955
49	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,203
50	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,601
51	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	106,082
52	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	73,000
53	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
54	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	35,452
55	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	29,167
56	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	23,667
57	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
58	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
59	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
60	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
61	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
62	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,566
63	NPRC Apex Holdings LLC	Cincinnati, OH	1/19/2024	34,225	27,712
64	NPRC Parkton Holdings LLC	Cincinnati, OH	1/19/2024	45,775	37,090
				$2,694,826	$2,250,823
The fair value of our investment in NPRC was $1,664,510 as of March 31, 2024, a premium of $575,512 from its amortized cost basis, compared to a fair value of $1,659,976 as of June 30, 2023, representing a premium of $696,663. The decrease in premium is primarily driven by increased debt in the capital structure, offset by growth in net operating income in our real estate portfolio.

R-V Industries, Inc.

Prospect owns 87.75% of the fully-diluted equity of R-V Industries, Inc. (“R-V”), with R-V management owning the remaining 12.25% of the equity. R-V is a provider of engineering and manufacturing services to chemical, paper, pharmaceutical, and power industries.

The fair value of our investment in R-V increased to $98,649 as of March 31, 2024, representing a premium of $54,461 to its amortized cost basis, compared to a fair value of $81,508 as of June 30, 2023, representing a premium of $41,020 to its amortized cost basis. The increase in premium to amortized cost was driven by an improvement in financial performance as a result of recent acquisitions.
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
The fair value of our investment in UTP increased to $68,244 as of March 31, 2024, a premium of $595 from its amortized cost basis, compared to a fair value of $45,065 as of June 30, 2023, representing a discount of $20,119 to it amortized cost. The increase in premium to amortized cost was driven by an improvement in financial performance.
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

The fair value of our investment in Valley Electric increased to $318,270 as of March 31, 2024, a premium of $223,983 to its amortized cost, compared to a fair value of $165,784 as of June 30, 2023, representing a $74,636 premium to its amortized cost. The increase in premium to amortized cost was driven by an improvement in financial performance and expansion of comparable company trading multiples.

Our controlled investments, including those discussed above, are valued at $591,793 above their amortized cost as of March 31, 2024.

Affiliate and Non-Control Company Investments

We hold two affiliate investments at March 31, 2024 (Nixon, Inc. and RGIS Services, LLC, (“RGIS”)) with a total fair value of $13,805, a premium of $3,643 from their combined amortized cost, compared to a fair value as $10,397 of June 30, 2023, representing a $1,542 premium to its amortized cost. The increase in premium to amortized cost was driven by an improvement in RGIS’s financial performance.

With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. As of March 31, 2024, our non-control/non-affiliate portfolio is valued at a discount to amortized cost primarily due to our CLO investment portfolio, which is valued at a $291,797 discount to amortized cost. Additionally, as of March 31, 2024, five of our non-control/ non-affiliate investments, United Sporting Companies, Inc. (“USC”), Research Now Group, LLC and Dynata, LLC (collectively “Research Now”), K&N HoldCo, LLC (“K&N”), Rising Tide Holdings, Inc. (“West Marine”), and Credit.com Holdings, LLC, are valued at discounts to amortized cost of $79,884, $38,256, $24,651, $18,705, and $15,000, respectively.

Our largest non-control/non-affiliate investment is Town & Country Holdings, Inc. (“Town & Country”), which is valued at $39,833 above its amortized cost and represents approximately 6.8% of our Net Asset Value as of March 31, 2024. Town & Country is a supplier of home textiles and accessories to retailers throughout North America. Excluding those non-control/non-affiliate investments discussed above, our remaining non-control/non-affiliate portfolio is valued at a discount of $48,936 to amortized cost as of March 31, 2024.

Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of March 31, 2024 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in March 2019; Public Notes which we issued in January 2021, May 2021 and September 2021; and Prospect Capital InterNotes® which we issue from time to time. As of March 31, 2024, our equity capital is comprised of common and preferred equity.

The following table shows our outstanding debt as of March 31, 2024:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$906,376	$13,019	$906,376	$906,376	1M SOFR +	2.05%

2025 Notes		156,168	885	155,283	155,556	6.63%
Convertible Notes		156,168		155,283	155,556

2026 Notes		400,000	3,766	396,234	379,408	3.98%
3.364%	2026 Notes	300,000	3,728	296,272	274,068	3.60%
3.437%	2028 Notes	300,000	6,095	293,905	257,556	3.64%
Public Notes		1,000,000		986,411	911,032

Prospect Capital InterNotes®		442,953	7,403	435,550	416,986	6.17%
Total		$2,505,497		$2,483,620	$2,389,950
The following table shows our outstanding debt as of June 30, 2023:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$1,014,703	$15,569	$1,014,703	$1,014,703	1M SOFR +	2.05%

2025 Notes		156,168	1,577	154,591	154,107	6.63%
Convertible Notes		156,168		154,591	154,107

6.375%	2024 Notes	81,240	108	81,132	80,818	6.57%
2026 Notes		400,000	5,244	394,756	354,896	3.98%
3.364%	2026 Notes	300,000	4,730	295,270	252,282	3.60%
3.437%	2028 Notes	300,000	7,021	292,979	230,472	3.64%
Public Notes		1,081,240		1,064,137	918,468

Prospect Capital InterNotes®		358,105	6,688	351,417	313,538	5.77%
Total		$2,610,216		$2,584,848	$2,400,816
The following table shows the contractual maturities by fiscal year of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of March 31, 2024:

	Payments Due by Fiscal Year ending June 30,
	Total	Remainder of 2024	2025	2026	2027	2028	After 5 Years
Revolving Credit Facility	$906,376	$—	$—	$—	$—	$906,376	$—
Convertible Notes	156,168	—	156,168	—	—	—	—
Public Notes	1,000,000	—	—	400,000	300,000	—	300,000
Prospect Capital InterNotes®	442,953	—	1,499	38,442	104,016	15,254	283,742
Total Contractual Obligations	$2,505,497	$—	$157,667	$438,442	$404,016	$921,630	$583,742

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
Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, PCF, a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective September 15, 2022, we completed an extension and upsizing of the revolving credit facility (the “Revolving Credit Facility”). The lenders have extended commitments of $1,954,500 as of March 31, 2024. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $2,000,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extends the maturity date to September 15, 2027 and the revolving period through September 15, 2026, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.
As of March 31, 2024 and June 30, 2023, we had $798,303 and $697,325, respectively, available to us for borrowing under the Revolving Credit Facility, net of $906,376 and $1,014,703 outstanding borrowings as of the respective balance sheet dates. Refer to Note 4. Revolving Credit Facility within our consolidated financial statements for additional details.
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
As of March 31, 2024 and June 30, 2023, the outstanding principal amount of the 2025 Notes were $156,168 and $156,168, respectively. Refer to Note 5. Convertible Notes within our consolidated financial statements for additional details.

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

During the nine months ended March 31, 2024, we repaid the remaining outstanding principal amount of $81,240 of the 6.375% 2024 Notes, plus interest, at maturity.
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
As of March 31, 2024 and June 30, 2023, the outstanding aggregate principal amount of the 2026 Notes was $400,000 and $400,000, respectively.

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
As of March 31, 2024 and June 30, 2023, the outstanding aggregate principal amount of the 3.364% 2026 Notes was $300,000 and $300,000, respectively.
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
As of March 31, 2024 and June 30, 2023, the outstanding aggregate principal amount of the 3.437% 2028 Notes was $300,000 and $300,000, respectively.
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
We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of March 31, 2024 and June 30, 2023, the aggregate principal amount of Prospect Capital InterNotes® outstanding were $442,953 and $358,105, respectively. Refer to Note 7. Prospect Capital InterNotes® within our consolidated financial statements for additional details.
Net Asset Value Applicable to Common Stockholders
During the nine months ended March 31, 2024, our net asset value applicable to common shares decreased by $9,554 or $0.25 per common share. The net asset value decrease is primarily due to net realized and changes in unrealized losses.

During the nine months ended March 31, 2024, net realized losses of $282,120, or $0.69 per common share, were offset by net unrealized gains of $193,705, or $0.47 per common share, resulting in a net decrease of $0.22 per basic weighted average share. During the nine months ended March 31, 2024, net investment income of $316,914, or $0.77 per basic weighted average common share exceeded distributions from earnings to common and preferred stockholders of $294,025, or $0.72 per basic weighted average common share, resulting in a net increase of $0.05 per basic weighted average common share. The increase was offset by $0.09 of dilution per common share related to common stock issuances for the nine months ended March 31, 2024. The following table shows the calculation of net asset value per common share as of March 31, 2024 and June 30, 2023:

	March 31, 2024	June 30, 2023
Net assets available to common stockholders	$3,742,219	$3,732,665
Shares of common stock issued and outstanding	416,150,886	404,033,549
Net asset value per common share	$8.99	$9.24
Results of Operations
Operating results for the three and nine months ended March 31, 2024 and March 31, 2023 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Investment income	$202,215	$215,120	$649,402	$630,710
Operating expenses	107,840	112,940	332,488	322,560
Net investment income	94,375	102,180	316,914	308,150
Net realized (losses) from investments	(69,763)	(32,213)	(277,129)	(39,092)
Net change in unrealized gains (losses) from investments	119,817	(158,923)	193,705	(378,096)
Net realized (losses) on extinguishment of debt	(68)	(58)	(212)	(138)
Net increase (decrease) in net assets resulting from operations	144,361	(89,014)	233,278	(109,176)
Preferred stock dividend	(24,812)	(19,933)	(72,033)	(49,347)
Net (loss) on redemptions of preferred stock	(925)	—	(46)	—
(Loss) on Accretion to Redemption Value of Preferred Stock	(4,733)	—	(4,733)	—
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stockholders	$113,891	$(108,947)	$156,466	$(158,523)

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

The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Interest income	$183,932	$198,136	$581,010	$563,330
Dividend income	1,979	1,928	6,378	7,046
Other income	16,304	15,056	62,014	60,334
Total investment income	$202,215	$215,120	$649,402	$630,710

Average debt principal of performing interest bearing investments(1)	$7,261,614	$7,205,384	$7,238,843	$7,114,627
Weighted average interest rate earned on performing interest bearing investments(1)	10.02%	11.00%	10.51%	10.40%
Average debt principal of all interest bearing investments(2)	$7,648,485	$7,520,238	$7,666,849	$7,432,964
Weighted average interest rate earned on all interest bearing investments(2)	9.51%	10.54%	9.92%	9.96%
(1) Excludes equity investments and non-accrual loans.
(2) Excludes equity investments.
The average interest earned on interest bearing performing assets decreased to 10.02% for the three months ended March 31, 2024, from 11.00% for the three months ended March 31, 2023. The average interest earned on all interest bearing assets decreased to 9.51% for the three months ended March 31, 2024, from 10.54% for the three months ended March 31, 2023. The weighted average interest rate earned on performing interest bearing investments decreased by 0.98% and the weighted average interest rate earned on all interest bearing investments in our portfolio decreased by 1.03%. The decrease is primarily due to a decrease in income from our structured credit investments to $4,748 from $24,039, for the three months ended March 31, 2024 and 2023, respectively.
The average interest earned on interest bearing performing assets increased to 10.51% for the nine months ended March 31, 2024 from 10.40% for the nine months ended March 31, 2023. The weighted average interest rate earned on our performing interest bearing investments increased by 0.11% due to a increase in the weighted average interest rate earned on our portfolio primarily due to LIBOR/SOFR rates rising above our floors amongst our interest-bearing investments, for which interest income increased to $545,830 from $485,563, nine months ended March 31, 2024 and 2023, respectively. This increase was offset by a decrease in income from our structured credit investments to $30,317 from $72,982, for the nine months ended March 31, 2024 and 2023, respectively. The average interest earned on all interest bearing assets decreased to 9.92% for the nine months ended March 31, 2024 from 9.96% for the nine months ended March 31, 2023. The weighted average interest rate earned on all interest bearing investments decreased by 0.04% primarily due to a decrease in income from our structured credit investments for the nine months ended March 31, 2024 and 2023, respectively, and offset by an increase to interest income due to LIBOR/SOFR rates rising above our floors amongst our interest-bearing investments.
Investment income is also generated from dividends and other income which is less predictable than interest income. The following table describes dividend income earned for the three and nine months ended March 31, 2024 and March 31, 2023, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Dividend income
NMMB, Inc.	510	800	657	2,510
RGIS Services, LLC	$—	$—	$1,307	$1,374
Valley Electric Company, Inc.	—	—	—	547
Other, net	1,469	1,128	4,414	2,615
Total dividend income	$1,979	$1,928	$6,378	$7,046

Other income is comprised of structuring fees, advisory fees, amendment fees, royalty interests, receipts for residual net profit and revenue interests, administrative agent fees and other miscellaneous and sundry cash receipts. The following table describes other income earned for the three and nine months ended March 31, 2024 and March 31, 2023, respectively:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023
Structuring and amendment fees
Emerge Intermediate, Inc.	$825	$—	$825	$—
Pacific World Corporation	812	—	812	—
Collections Acquisition Company, Inc.	658	—	658	—
Faraday Buyer, LLC	—	—	1,404	2,012
The RK Logistics Group, Inc.	—	—	519	—
USG Intermediate, LLC	—	—	500	—
National Property REIT Corp.	—	—	15,476	—
Julie Lindsey, Inc.	—	—	550	—
NH Kronos Buyer, Inc.	—	—	—	2,063
WatchGuard Technologies, Inc.	—	—	—	2,275
Burgess Point Purchaser Corporation	—	—	—	1,200
First Tower Finance Company LLC	—	—	—	600
Other, net	939	145	2,055	1,725
Total structuring and amendment fees	$3,234	$145	$22,799	$9,875
Royalty, net profit and revenue interests
National Property REIT Corp.	$12,699	$14,540	$38,145	$49,474
Other, net	168	200	505	553
Total royalty and net revenue interests	$12,867	$14,740	$38,650	$50,027
Administrative agent fees
Other, net	$203	$171	$565	$432
Total administrative agent fees	$203	$171	$565	$432
Total other income	$16,304	$15,056	$62,014	$60,334
Other income for the three months ended March 31, 2024 increased by $1,248 compared to the three months ended March 31, 2023 primarily due to a $3,089 increase in structuring and amendment fees offset by a $1,873 decrease in royalty and net revenue interests.
Other income for the nine months ended March 31, 2024 increased by $1,680 compared to the nine months ended March 31, 2023 primarily due to a $12,924 increase in structuring and amendment fees offset by a $11,377 decrease in royalty and net revenue interests.
Income recognized from dividend income, prepayment premiums from early repayments, structuring fees and amendment fees related to specific loan positions is considered to be non-recurring income. For the three months ended March 31, 2024 and March 31, 2023, we recognized $5,397 and $2,073 of non-recurring income, respectively. The $3,324 increase in non-recurring income during the three months ended March 31, 2024 is due to a $3,089 increase in structuring and amendment fees, a $51 increase in dividend income and a $184 increase in prepayment premium recognized.
Income recognized from dividend income, prepayment premium from early repayments, structuring fees and amendment fees related to specific loan positions is considered to be non-recurring income. For the nine months ended March 31, 2024 and
March 31, 2023, we recognized $29,883 and $17,491 of non-recurring income, respectively. The $12,392 increase in nonrecurring income during nine months ended March 31, 2024 is primarily due to the $12,924 increase in structuring and amendment fees primarily due to efforts to amend and restate the NPRC credit agreement during the year and an increase of $136 in prepayment premium income, offset by a decrease of $668 in dividend income.

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

The following table describes the various components of our operating expenses:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Base management fee	$39,218	$38,980	$117,594	$116,176
Income incentive fee	17,390	20,561	61,332	64,692
Interest and credit facility expenses	39,841	37,517	120,478	109,170
Allocation of overhead from Prospect Administration	5,708	9,773	20,073	16,490
Audit, compliance and tax related fees	583	1,495	2,079	4,032
Directors’ fees	150	131	416	393
Other general and administrative expenses	4,950	4,483	10,516	11,607
Total operating expenses	$107,840	$112,940	$332,488	$322,560

Total gross and net base management fee was $39,218 and $38,980 for the three months ended March 31, 2024 and 2023, respectively. The increase in total gross base management fee is directly related to an increase in average total assets.
Total gross and net base management fee was $117,594 and $116,176 for the nine months ended March 31, 2024 and 2023, respectively. The increase in total gross base management fee is directly related to an increase in average total assets.
For the three months ended March 31, 2024 and 2023, we incurred $17,390 and $20,561 of income incentive fees, respectively. This decrease was driven by a corresponding decrease in pre-incentive fee net investment income (net of preferred stock dividends) to $86,953 from $102,808 for the three months ended March 31, 2024, and 2023, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
For the nine months ended March 31, 2024 and 2023, we incurred $61,332 and $64,692 of income incentive fees, respectively. This decrease was driven by a corresponding decrease in pre-incentive fee net investment income (net of preferred stock dividends) to $306,213 from $323,495 for the nine months ended March 31, 2024, and 2023, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended March 31, 2024 and 2023, we incurred $39,841 and $37,517, respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, or “Notes”). During the nine months ended March 31, 2024 and 2023, we incurred $120,478 and $109,170 respectively, of interest and credit facility expenses related to our Notes. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Interest on borrowings	$35,610	$33,489	$108,211	$98,555
Amortization of deferred financing costs	1,890	1,773	5,610	5,255
Accretion of discount on unsecured debt	717	765	2,156	2,304
Facility commitment fees	1,624	1,490	4,501	3,056
Total interest and credit facility expenses	$39,841	$37,517	$120,478	$109,170

Average principal debt outstanding	$2,625,284	$2,658,938	$2,650,971	$2,782,599
Annualized weighted average stated interest rate on borrowings(1)	5.43%	5.04%	5.44%	4.72%
Annualized weighted average interest rate on borrowings(2)	6.07%	5.64%	6.06%	5.23%
(1)Includes only the stated interest expense.
(2)Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Convertible and Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.

Interest expense was $35,610 and $33,489 for the three months ended March 31, 2024 and 2023, respectively. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) was 5.43% and 5.04% for the three months ended March 31, 2024 and 2023, respectively. The weighted average interest rate on borrowings was 6.07% and 5.64% for the three months ended March 31, 2024 and 2023, respectively. All increases are primarily due to increased interest expense from increased SOFR rates for our Revolving Credit Facility partially offset by a decrease of interest expense from the maturity of the 2023 and 2024 Notes.
Interest expense was $108,211 and $98,555 for the nine months ended March 31, 2024 and 2023, respectively. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) was 5.44% and 4.72% for the nine months ended March 31, 2024 and 2023, respectively. The weighted average interest rate on borrowings was 6.06% and 5.23% for the three months ended March 31, 2024 and 2023, respectively. All increases are primarily due to increased interest expense from increased SOFR rates for our Revolving Credit Facility partially offset by a decrease of interest expense from the maturity of the 2023 and 2024 Notes.
The allocation of net overhead expense from Prospect Administration was $5,708 and $9,773 for the three months ended March 31, 2024 and 2023, respectively. Prospect Administration received estimated payments of $265 and $1,327 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax, and other administrative services during the three months ended March 31, 2024 and 2023, respectively.
The allocation of net overhead expense from Prospect Administration was $20,073 and $16,490 for the nine months ended March 31, 2024 and 2023, respectively. Prospect Administration received estimated payments of $4,107 and $3,429 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal and tax services during the nine months ended March 31, 2024 and 2023, respectively. In addition, we were given a credit in the amount of $1,212 for legal expenses incurred on behalf of our portfolio companies that were remitted to Prospect Administration during the nine months ended March 31, 2023. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount. The increase in the allocated net overhead expense for the nine months ended March 31, 2024 compared to the prior year period is primarily due to increased managerial assistance and administrative allocations.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $5,683 and $6,109 for the three months ended March 31, 2024 and 2023. The decrease was primarily attributable to a decrease in audit, compliance and tax related fees, partially offset by an increase in legal fees.
Total operating expenses, excluding Other Operating Expenses, net of any expense reimbursements, were $13,011 and $16,032 for the nine months ended March 31, 2024 and March 31, 2023, respectively. The decrease was primarily attributable to a decrease in audit, compliance and tax related fees, as well as other general and administrative expenses, partially offset by an increase in legal fees.

Net Realized Gains (Losses)
The following table details net realized gains (losses) from investments for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31,
Portfolio Company	2024	2023
NMMB Inc.	$1,188	$(799)
Symphony CLO XIV, Ltd.	259	—
Other, net	80	72
Strategic Materials Holding Corp.	—	(82)
Halcyon Loan Advisors Funding 2014-1 Ltd.	—	(11,425)
Halcyon Loan Advisors Funding 2013-1 Ltd.	—	(19,979)
Engine Group, Inc.	(28,968)	—
Curo Group Holdings Corp.	(42,322)	—
Net realized gains (losses) from investments	$(69,763)	$(32,213)

The following table details net realized gains (losses) from investments for the nine months ended March 31, 2024 and March 31, 2023:

	Nine Months Ended March 31,
Portfolio Company	2024	2023
NMMB Inc.	$1,040	$(2,510)
Other, net	159	86
Halcyon 2021-1 CLO, Ltd.	(3,704)	—
Symphony XIV CLO, Ltd.	(21,888)	—
Engine Group, Inc.	(28,968)	—
Curo Group Holdings Corp.	(42,322)	—
PGX Holdings, Inc.	(181,446)	—
Targus Group International, Inc.	—	16,143
Sudbury Mill CLO, Ltd.	—	1,065
Voya CLO 2012-3, Ltd.	—	440
Voya CLO 2012-2, Ltd.	—	433
Strategic Materials Holding Corp.	—	(82)
Dunn Paper, Inc.	—	(8,791)
Halcyon Loan Advisors Funding 2014-1 Ltd.	—	(11,425)
Venio LLC	—	(14,472)
Halcyon Loan Advisors Funding 2013-1 Ltd.	—	(19,979)
Net realized gains (losses) from investments	$(277,129)	$(39,092)

The net realized loss during the nine months ended March 31, 2024 was primarily due to the restructuring of PGX Holdings, Inc. (“PGX”). On September 28, 2023, PGX underwent a corporate restructuring with the new borrower being Credit.com Holdings, LLC. As part of this transaction, our existing First Lien Term Loan was restructured into new debt, resulting in a realized loss of $1,460. Our Second Lien Term Loan was written-off and we recorded a realized loss of $179,986, while reversing our previously recorded unrealized losses related to our investment in PGX, in the same amount.
Net Realized Loss from Extinguishment of Debt
During the three months ended March 31, 2024 and March 31, 2023, we recorded a net realized loss from the extinguishment of debt of $68 and $58. During the nine months ended March 31, 2024 and March 31, 2023, we recorded a net realized loss from the extinguishment of debt of $212 and $138, respectively. Refer to Capitalization for additional discussion.
Net Realized Gain from Redemptions of Preferred Stock
During the three months ended March 31, 2024, we recorded a net realized loss of $925 from conversions of preferred stock to common stock and a net realized loss of $4,733 from the subsequent accretion to redemption value of redeemable securities issued during the quarter. During the nine months ended March 31, 2024, we recorded a realized loss of $46 from a preferred stock tender offer, preferred stock repurchases, and conversions of preferred stock to common stock, and a net realized loss $4,733 from the accretion to redemption value of redeemable securities. Refer to Financial Condition, Liquidity, and Capital Resources for additional discussion.
Change in Unrealized Gains (Losses)
The following table details net change in unrealized gains (losses) for our portfolio for the three and nine months ended March 31, 2024 and March 31, 2023, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Control investments	$125,827	$(41,162)	$8,592	$(109,909)
Affiliate investments	(487)	—	2,101	(89,034)
Non-control/non-affiliate investments	(5,523)	(117,761)	183,012	(179,153)
Net change in unrealized gains (losses)	$119,817	$(158,923)	$193,705	$(378,096)

The following table reflects net change in unrealized gains (losses) on investments for the three months ended March 31, 2024:

Net Change in Unrealized Gains (Losses)
Valley Electric Company, Inc.	$104,138
Engine Group, Inc.	28,990
Curo Group Holdings Corp.	28,967
National Property REIT Corp.	24,705
Universal Turbine Parts, LLC	8,221
InterDent, Inc.	7,610
Subordinated Structured Notes	(6,538)
Other, net	(11,319)
First Tower Finance Company LLC	(15,003)
Research Now Group, LLC and Dynata, LLC	(24,023)
Credit.com Holdings, LLC	(25,931)
Net change in unrealized gains (losses)	$119,817
The following table reflects net change in unrealized gains (losses) on investments for the three months ended March 31, 2023:

Net Change in Unrealized Gains (Losses)
Subordinated Structured Notes	$28,946
InterDent, Inc.	20,534
R-V Industries, Inc.	6,520
USES Corp.	(10,380)
CP Energy Services Inc.	(14,455)
National Property REIT Corp.	(17,563)
Other, net	(20,276)
First Tower Finance Company LLC	(28,034)
PGX Holdings, Inc.	(124,215)
Net change in unrealized gains (losses)	$(158,923)

The following table reflects net change in unrealized gains (losses) on investments for the nine months ended March 31, 2024:

Net Change in Unrealized Gains (Losses)
PGX Holdings, Inc. (1)	$179,986
Valley Electric Company, Inc.	149,346
Curo Group Holdings Corp. (2)	29,985
Engine Group, Inc. (3)	29,090
Universal Turbine Parts, LLC	20,714
R-V Industries, Inc.	13,441
Other, net	11,655
MITY, Inc.	11,430
Rising Tide Holdings, Inc.	(6,142)
Reception Purchaser, LLC	(6,835)
Nationwide Loan Company LLC	(7,761)
Securus Technologies Holdings, Inc.	(10,785)
Credit.com Holdings, LLC	(15,000)
CP Energy Services Inc.	(25,942)
First Tower Finance Company LLC	(26,532)
Research Now Group, LLC and Dynata, LLC	(31,794)
National Property REIT Corp.	(121,151)
Net change in unrealized gains (losses)	$193,705
(1)Our PGX Second Lien Term Loan was written-off for tax purposes and we recorded a realized loss of $179,986, while reversing our previously recorded unrealized losses related to our investment in PGX, in the same amount. Refer to Net Realized Gains (Losses) above.
(2)Our Curo Group Holdings Corp. First Lien Term Loan was sold for $4,700 with a remaining cost basis at sale of $47,022, resulting in a realized loss of $42,322. Upon the sale of Curo, we reversed all previously recorded unrealized losses related to our investment.
(3)Our Engine Group, Inc. First Lien Term Loan and Class B Common Units were written-off and we recorded a realized loss of $1,977 and $26,991, respectively, while reversing our previously recorded unrealized losses related to our investment in Engine, in the same amount.

The following table reflects net change in unrealized gains (losses) on investments for the nine months ended March 31, 2023:

Net Change in Unrealized Gains (Losses)
Town & Country Holdings, Inc.	$38,370
InterDent, Inc.	30,267
Subordinated Structured Notes	17,665
United Sporting Companies, Inc.	15,462
Universal Turbine Parts, LLC	11,418
R-V Industries, Inc.	9,726
The RK Logistics Group, Inc.	8,072
Dunn Paper, Inc.	6,493
Valley Electric Company, Inc.	(6,959)
Redstone Holdco 2 LP	(7,232)
Echelon Transportation, LLC	(8,285)
Research Now Group, Inc. & Survey Sampling International LLC	(10,279)
Rising Tide Holdings, Inc.	(10,548)
Precisely Software Incorporated (f/k/a Vision Solutions, Inc.)	(10,610)
Curo Group Holdings Corp.	(11,147)
USES Corp.	(12,659)
Credit Central Loan Company, LLC	(13,007)
Securus Technologies Holdings, Inc.	(13,455)
CP Energy Services Inc.	(16,760)
K&N HoldCo, LLC	(23,149)
First Tower Finance Company LLC	(26,711)
Targus Cayman HoldCo Limited	(33,202)
Other, net	(64,523)
National Property REIT Corp.	(66,134)
PGX Holdings, Inc.	(180,909)
Net change in unrealized gains (losses)	$(378,096)
Financial Condition, Liquidity and Capital Resources
For the nine months ended March 31, 2024 and March 31, 2023, our operating activities provided $152,223 and used $101,244 of cash, respectively. The $253,467 increase is primarily driven by a $175,100 decrease in originations and a $62,680 increase in net reductions to Subordinated Structured Notes and related costs for the nine months ended March 31, 2024 compared to three months ended March 31, 2023. There were no investing activities for the nine months ended March 31, 2024 and March 31, 2023. Financing activities used $194,389 and provided $130,972 of cash during the nine months ended March 31, 2024 and March 31, 2023, respectively, which included dividend payments of $269,238 and $222,123, respectively. The $325,361 decrease is primarily driven by a $461,149 decrease in issuance of preferred stock, offset by a $183,159 increase in net debt issuances, for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023.

Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, to repay outstanding borrowings and to make cash distributions to our stockholders.

Our primary sources of funds have historically been issuances of debt and common equity, and beginning with our year ended June 30, 2021, issuances of preferred equity. We have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the nine months ended March 31, 2024, we borrowed $875,300 and we made repayments totaling $983,627 under the Revolving Credit Facility. As of March 31, 2024, our outstanding balance on the Revolving Credit Facility was $906,376. As of March 31, 2024, we had, net of unamortized discount and debt issuance costs, $155,283 outstanding on the Convertible Notes, $986,411 outstanding on the Public Notes and $435,550 outstanding on the Prospect Capital InterNotes® (See “Capitalization” above).

Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of March 31, 2024 and June 30, 2023, we had $24,611 and $47,875, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of March 31, 2024 and June 30, 2023, as they were all floating rate instruments that repriced frequently.
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
Preferred Stock
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”), as amended on June 9, 2022, October 7, 2022, February 10 2023, and December 29, 2023, pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and dealer manager for the Company’s offering of up to 80,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such convertible preferred stock may be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”), the 6.50% Series A3 Preferred Stock (“Series A3 Preferred Stock”), and the 6.50% Series M3 Preferred Stock (“Series M3 Preferred Stock”). In connection with such offering, on August 3, 2020, June 9, 2022, October 11, 2022, February 10, 2023, and December 28, 2023 (two filings) we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland (“SDAT”), reclassifying and designating 120,000,000, 60,000,000, 120,000,000, 60,000,000, 160,000,000, and 40,000,000 shares, respectively, of the Company’s authorized and unissued shares of common stock into shares of preferred stock as “Convertible Preferred Stock.” As part of this offering, we also issue our Floating Rate Series A4 Preferred Stock (“Series A4 Preferred Stock”), and the Floating Rate Series M4 Preferred Stock (“Series M4 Preferred Stock”, and together with the Series A4 Preferred Stock, the “Floating Rate Preferred Stock”), which are not convertible.
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
During the three months ended March 31, 2024, we exchanged an aggregate of 77,179 Series M1 Preferred Stock for an aggregate of 69,579 and 7,600 newly-issued Series M3 Preferred Stock and Series M4 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). During the nine months ended March 31, 2024, we exchanged an aggregate of 344,919 Series M1 Preferred Stock for an aggregate of 337,319 and 7,600 newly-issued Series M3 Preferred Stock and Series M4 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act. The Series M3 Preferred Stock and Series M4 Preferred Stock issued in the exchanges were issued in each case to an existing security holder of the Company exclusively in exchange for such holder’s securities and no commission or other remuneration was paid or given for soliciting the exchange. Stockholders who exchange Series M1 Preferred Stock for Series M3 Preferred Stock or Series M4 Preferred Stock or Series M3 Preferred Stock for Series M4 Preferred Stock will receive unpaid dividends on their Series M1 Preferred Stock or Series M3 Preferred Stock accrued to, but not including, the Exchange Exercise Date in cash. Upon settlement, the carrying amount (including any premiums or discounts and a proportional amount of any issuance costs) of the Series M1 Preferred Stock are reclassified to Series M3 Preferred Stock or Series M4 Preferred stock, with no gain or loss recognized. During the three and nine months ended March 31, 2024, there were no Series M3 Preferred Stock exchanged for Series M4 Preferred Stock.
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
During the three months ended March 31, 2024, we repurchased 17,994 shares of Series A Preferred Stock for a total cost of approximately $278, including fees and commissions paid to the broker, representing an average purchase price of $15.41 per share. The difference in the consideration transferred and the net carrying value of the Series A Preferred Stock repurchased, which was $434, resulted in a gain applicable to common stock holders of approximately $156 during the three months ended March 31, 2024. During the nine months ended March 31, 2024, we repurchased 80,303 shares of Series A Preferred Stock for a total cost of approximately $1,279, including fees and commissions paid to the broker, representing an average repurchase price of $15.76 per share. The difference in the consideration transferred and the net carrying value of the Series A Preferred Stock repurchased, which was $1,936, resulted in a gain applicable to common stock holders of approximately $657 during the nine months ended March 31, 2024. The repurchased shares reverted to authorized but unissued shares of Series A Preferred Stock and thus the Company holds no treasury stock.
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
For so long as the Series A Preferred Stock and the Floating Rate Preferred Stock is outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, if dividends on the Preferred Stock have accumulated and been unpaid for a period of two years, a possibility of redemption outside of the Company’s control exists and, in accordance with ASC 480, we have presented our 5.50% Preferred Stock, 6.50% Preferred Stock, and Series A Preferred Stock, and will present our Floating Rate Preferred Stock (when and if any Floating Rate Preferred Stock is issued), within temporary equity on our Consolidated Statement of Assets and Liabilities as of March 31, 2024 and June 30, 2023.
We determined the estimated value as of March 31, 2024 of our 5.50% Preferred Stock and 6.50% Preferred Stock, with a $25.00 stated value per share. We engaged a third-party valuation service to assist in our determination based on the calculation resulting from the total equity on our Consolidated Statements of Assets and Liabilities in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (the “Form 10-Q”), which was prepared in accordance with U.S. generally accepted accounting principles in the United States of America, adjusted for the fair value of our investments (i.e. from our Consolidated Schedule of Investments) and total liabilities, divided by the number of shares of our Preferred Stock outstanding. Based on this methodology and because the result from the calculation above is greater than the $25.00 per share stated value of our 5.50% Preferred Stock and 6.50% Preferred Stock, the estimated value of our 5.50% Preferred Stock and 6.50% Preferred Stock as of March 31, 2024 is $25.00 per share.
Common Stock
Our common stockholders’ equity accounts as of March 31, 2024 and June 30, 2023 reflect cumulative shares issued, net of shares previously repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemption Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
We did not repurchase any shares of our common stock for the nine months ended March 31, 2024 or March 31, 2023. As of March 31, 2024, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
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

Recent Developments
On April 22, 2024, the accordion limit of the Revolving Credit Facility was increased to $2,250.0 million. During the period of April 1, 2024 to May 3, 2024, we increased total commitments to the Revolving Credit Facility by $85.0 million to $2,039.5 million. Aggregate commitments are from a group of 53 lenders.

On May 8, 2024, we announced the declaration of monthly dividends for our Floating Rate Preferred Stock for holders of record on the following dates based on an annualized rate equal to 7.32241% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in September as a result), authorized on May 7, 2024:

Monthly Cash Floating Rate Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
June 2024	6/18/2024	7/1/2024	$0.152550
July 2024	7/17/2024	8/1/2024	$0.152550
August 2024	8/15/2024	9/3/2024	$0.152550
On May 8, 2024, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in September as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
June 2024	6/18/2024	7/1/2024	$0.114583
July 2024	7/17/2024	8/1/2024	$0.114583
August 2024	8/15/2024	9/3/2024	$0.114583
On May 8, 2024, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 6.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in September as a result), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
June 2024	6/18/2024	7/1/2024	$0.135417
July 2024	7/17/2024	8/1/2024	$0.135417
August 2024	8/15/2024	9/3/2024	$0.135417
On May 8, 2024, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
May 2024 - July 2024	7/17/2024	8/1/2024	$0.334375
On May 8, 2024, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
May 2024	5/29/2024	6/18/2024	$0.0600
June 2024	6/26/2024	7/18/2024	$0.0600
August 2024	8/28/2024	9/19/2024	$0.0600

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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. All of our investments carried at fair value are classified as Level 2 or Level 3 as of March 31, 2024 and June 30, 2023, with a significant portion of our investments classified as Level 3.
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
At March 31, 2024, $4,849,069 $2,823,064, and $22,491 of our total investments were valued using the discounted cash flow, enterprise value waterfall, and asset recovery analysis, respectively, compared to $5,192,734, $2,503,571, and $21,145, respectively, at June 30, 2023.
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

Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, Secured Overnight Financing Rate (“SOFR”), EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a SOFR floor. Our loans typically have durations of one, three or six months after which they reset to current market interest rates. As of March 31, 2024, 83.01% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility and Floating Rate Preferred Stock that pay interest and monthly dividends, respectively, based on floating SOFR rates. Interest on borrowings under the revolving credit facility is one-month SOFR plus 205 basis points with no minimum SOFR floor and there is $906,376 of outstanding borrowings as of March 31, 2024. Dividends for the Floating Rate Preferred Stock are equal to one-month Term SOFR (which will reset upon each dividend declaration by the board) plus 2.00%, subject to a minimum and maximum annualized dividend rate of 6.50% and 8.00%, respectively. There are 1,825,878 shares of the Floating Rate Preferred Stock outstanding as of March 31, 2024. See Note 9. Equity Offerings, Offering Expenses, and Distributions for further discussion on our Floating Rate Preferred Stock. The Convertible Notes, Public Notes, Prospect Capital InterNotes® and remaining Preferred Stock bear interest at fixed rates.

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
The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in Subordinated Structured Notes) to our loan portfolio and outstanding debt as of March 31, 2024, assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Investment Income	Increase (Decrease) in Incentive Fee (2)	Increase (Decrease) in Net Investment Income (1)
Up 300 basis points	$143,577	$(27,191)	$116,386	$309	$92,861
Up 200 basis points	$95,718	$(18,128)	$77,590	$309	$61,825
Up 100 basis points	$48,332	$(9,064)	$39,269	$309	$31,168
Down 100 basis points	$(50,035)	$9,064	$(40,971)	$(376)	$(32,476)
Down 200 basis points	$(90,962)	$18,128	$(72,834)	$(376)	$(57,967)
Down 300 basis points	$(129,548)	$27,191	$(102,357)	$(376)	$(81,585)
(1)Includes the impact of income incentive fees. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.
(2)Includes the impact of the Floating Rate Preferred Stock dividend.

As of March 31, 2024, one month LIBOR was 5.44%. As of March 31, 2024 the one, three, and six month SOFR were 5.33%, 5.30%, and 5.22% respectively.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the period ended March 31, 2024, we did not engage in hedging activities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2024, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are not aware of any material legal proceedings as of March 31, 2024.
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
The below calculation assumes (i) $8.4 billion in total assets, (ii) an average cost of funds of 5.77% (including preferred dividend payments), (iii) $2.5 billion in debt outstanding, (iv) $0.82 billion in liquidation preference of 5.50% Preferred Stock outstanding, (v) $0.13 billion in 5.35% Preferred Stock outstanding, (vi) $0.83 billion in liquidation preference of 6.50% Preferred Stock outstanding, (vii) $0.53 billion in liquidation preference of the Floating Rate Preferred Stock outstanding (viii), $3.7 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(1)	(31.0)%	(19.4)%	(7.7)%	4.0%	15.6%
The below calculation assumes (i) $8.5 billion in total assets, (ii) an average cost of funds of 5.65% (including preferred dividend payments, (ii) $2.5 billion in debt outstanding, (iv) $0.13 billion in 5.35% Preferred Stock outstanding (v) $0.53 billion in liquidation preference of the Floating Rate Preferred Stock outstanding , and (vi) $5.3 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(2)	(19.2)%	(11.2)%	(3.3)%	4.6%	12.5%

(1) Assumes no conversion of 5.50% Preferred Stock and 6.50% Preferred Stock to common stock.
(2) Assumes the conversion of $0.82 billion in 5.50% Preferred Stock and $0.83 billion in 6.50% Preferred Stock at a conversion rate based on the 5-day VWAP of our common stock on March 31, 2024, which was $5.50, and a Holder Optional Conversion Fee (as defined in the prospectus supplement relating to the applicable offering) of 9.00% on Series A1 Preferred Stock, Series A3 Preferred Stock, and Series AA2 Preferred Stock of the maximum public offering price disclosed within the applicable prospectus supplements. The actual 5-day VWAP of our common stock on a Holder Conversion Exercise Date may be more or less than $5.50, which may result in more or less shares of common stock issued.
The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.
Pursuant to SEC regulations, this table is calculated as of March 31, 2024. As a result, it has not been updated to take into account any changes in assets or leverage since March 31, 2024.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Between January 1, 2024 and March 31, 2024, the Company exchanged an aggregate of 77,179 Series M1 Preferred Stock for an aggregate of 69,579 and 7,600 newly-issued Series M3 Preferred Stock and Series M4 Preferred Stock, respectively, each pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). Section 3(a)(9) provides that the registration requirements of the Securities Act will not apply to “any security exchanged by the issuer with existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.” We have no contract, arrangement or understanding relating to, and will not, directly or indirectly, pay any commission or other remuneration to any broker, dealer, salesperson, agent or any other person for soliciting exchanges in the exchange offer.
The M3 and M4 Shares issued in the exchange were issued in each case to an existing security holder of the Company, along with cash in respect of accrued but unpaid dividends on the exchanged securities, exclusively in exchange for such holder’s securities and no commission or other remuneration was paid or given for soliciting the exchange. The M1 Shares and M3 Shares are convertible at the option of the holder. See Note 9 for further discussion of the conversion features of the M1 and M3 shares. Other exemptions may apply.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

		Stock Price		Premium (Discount) of High to NAV	Premium (Discount) of Low to NAV
	NAV(1)	High(2)	Low(2)
Year Ended June 30, 2022
First quarter	$10.12	$8.46	$7.69	(16.4)%	(24.0)%
Second quarter	10.60	9.00	7.83	(15.1)%	(26.1)%
Third quarter	10.81	8.89	7.86	(17.8)%	(27.3)%
Fourth quarter	10.48	8.48	6.68	(19.1)%	(36.3)%
Year Ended June 30, 2023
First quarter	$10.01	$8.18	$6.11	(18.3)%	(39.0)%
Second quarter	9.94	7.82	6.39	(21.3)%	(35.7)%
Third quarter	9.48	7.66	6.67	(19.2)%	(29.6)%
Fourth quarter	9.24	6.94	6.08	(24.9)%	(34.2)%
Twelve Months Ending June 30, 2024
First quarter	$9.25	$6.65	$5.94	(28.1)%	(35.8)%
Second quarter	8.92	6.18	5.08	(30.7)%	(43.0)%
Third quarter	8.99	6.24	5.33	(30.6)%	(40.7)%
(1) Net asset value per common share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per common share on the date of the high or low sales price. The NAVs shown are based on outstanding shares of our common stock at the end of each period.
(2) The High/Low Stock Price is calculated as of the closing price on a given day in the applicable quarter.
As of May 7, 2024, we had approximately 181 stockholders of record.
The below table sets forth each class of our outstanding securities as of May 7, 2024:

Title of Class of Securities	Amount Authorized	Amount Held by Registrant or for its Account	Amount Outstanding Exclusive of Amount held by Registrant or for its Account
Common Stock	1,352,100,000	—	417,757,689
Preferred Stock	647,900,000	—	69,328,321
2025 Notes	$201,250	—	$156,168
2026 Notes	$400,000	—	$400,000
3.364% 2026 Notes	$300,000	—	$300,000
3.437% 2028 Notes	$300,000	—	$300,000
Prospect Capital InterNotes®	$1,000,000	—	$462,401	(1)
(1) Prospect Capital InterNotes® amount outstanding includes settlements occurring on or before the filing date of the 10-Q for the quarterly period ended March 31, 2024.

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

FEES AND EXPENSES
The following tables are intended to assist you in understanding the costs and expenses that an investor in shares of common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. These tables are based on our assets and common stock outstanding as of March 31, 2024, except that we assume that we have issued $0.9 billion in 5.50% Preferred Stock paying dividends of 5.50% per annum, $0.8 billion in 6.50% Preferred Stock paying dividends of 6.50% per annum, $0.5 billion in preferred stock paying dividends of a floating rate (assuming 7.32% annualized, based on the floating rate as of February 8, 2024, in addition to our $0.13 billion of 5.35% Preferred Stock paying dividends of 5.35% per annum, and that we have borrowed $1.95 billion under our credit facility, which, as of March 31, 2024 is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.6 billion. Except where the context suggests otherwise, any reference to fees or expenses paid by “you” or “us” or that “we” will pay fees or expenses, the Company will pay such fees and expenses out of our net assets and, consequently, you will indirectly bear such fees or expenses as an investor in the Company’s common stock. However, you will not be required to deliver any money or otherwise bear personal liability or responsibility for such fees or expenses.

Stockholder transaction expenses:	A1, A3, and A4 Shares		M1, M2, M3, and M4 Shares		AA1 Shares, MM1 Shares, AA2 Shares, and MM2 Shares
Sales Load (as a percentage of offering price)	10.00%	(1)	3.00%	(2)	5.00%	(3)
Offering expenses borne by the Company (as a percentage of offering price)	(4)		(4)		(5)
Preferred Stock Dividend reinvestment plan expenses (6)	None		None		None
Total stockholder transaction expenses (as a percentage of offering price):	11.5%		4.5%		6.0%
Annual expenses (as a percentage of net assets attributable to common stock):
Management fees (7)	5.13%
Incentive fees payable under Investment Advisory Agreement (20% of realized capital gains and 20% of pre-incentive fee net investment income) (8)	2.22%
Total advisory fees	7.35%
Total interest expenses (9)	5.91%
Other expenses (10)	1.20%
Total annual expenses (8)(10)(11)	14.46%
Dividends on Preferred Stock(12)	3.95%
Total annual expenses after dividends on Preferred Stock (13)	18.41%
Example
The following table demonstrates the projected dollar amount of cumulative expenses we would pay out of net assets and that you would indirectly bear over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we have issued $0.9 billion in 5.50% Preferred Stock paying dividends of 5.50% per annum, $0.8 billion in 6.50% Preferred Stock paying dividends of 6.50% per annum, $0.5 billion in preferred stock paying dividends of a floating rate (assuming 7.32% annualized, based on the floating rate as of February 8, 2024), $0.13 billion in 5.35% Preferred Stock paying dividends of 5.35% per annum, we have borrowed $1.95 billion available under our line of credit, in addition to our other indebtedness of $1.6 billion, and that our annual operating expenses would remain at the levels set forth in the table above and that we would pay the costs shown in the table above.

	1 Year	3 Years	5 Years	10 Years
Ongoing Preferred Stock Offerings(1) - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio*	$218	$471	$671	$1,005
Ongoing Preferred Stock Offerings(1) - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio**	$227	$491	$695	$1,024
(1) Represents the highest level of expenses from all ongoing Preferred Stock offerings references in the Fee and Expenses table above, assuming the maximum number of shares of Preferred Stock offered in each offering is sold. Presently a maximum of 80 million A1, A3, A4, M1, M2, M3, and M4 shares may be sold and a maximum of 10 million AA1, AA2, MM1 and MM2 shares may be sold.

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

(7)    Our base management fee is 2% of our gross assets (which include any amount borrowed, i.e., total assets without deduction for any liabilities, including any borrowed amounts for non-investment purposes, for which purpose we have not and have no intention of borrowing). Although no plans are in place to borrow the full amount under our line of credit, assuming that we borrowed $1.95 billion, the 2% management fee of gross assets equals approximately 5.13% of net assets.

(8)    Based on our net investment income and realized capital gains, less realized and unrealized capital losses, earned on our portfolio for the nine months ended March 31, 2024, all of which consisted of an income incentive fee. This historical amount has been adjusted to reflect the issuance of 90,187,000 shares of combined 5.50% Preferred Stock, 6.50% Preferred Stock, and 7.32% Floating Rate Preferred Stock. The capital gain incentive fee is paid without regard to pre-incentive fee income. For a more detailed discussion of the calculation of the two-part incentive fee, see “Management Services-Investment Advisory Agreement” in the applicable prospectus.

(9)    As of March 31, 2024, we had $1.6 billion outstanding of Unsecured Notes (as defined below) in various maturities, ranging from January 15, 2024 to March 15, 2052, and interest rates, ranging from 1.50% to 8.00%, some of which are convertible into shares of the Company’s common stock at various conversion rates.

(10)    “Other expenses” are based on estimated amounts for the current fiscal year. The amount shown above represents annualized expenses during our nine months ended March 31, 2024 representing all of our estimated recurring operating expenses (except fees and expenses reported in other items of this table) that are deducted from our operating income and reflected as expenses in our Statement of Operations. The estimate of our overhead expenses, including payments under an administration agreement with Prospect Administration, or the Administration Agreement is based on our projected allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations under the Administration Agreement. See “Business-Management Services-Administration Agreement” in the applicable prospectus.

(11)    If all 66,187,120 shares of combined 5.50% Preferred Stock and 6.50% Preferred Stock were converted into common stock and assuming all the shares of convertible preferred stock pay a Holder Optional Conversion Fee of 9.00% and all the Series A2 Preferred Stock pay a Holder Optional Conversion Fee of 7.50% of the maximum public offering price disclosed within the applicable prospectus supplement and are converted at a conversion rate based on the 5-day VWAP of our common stock on March 31, 2024, which was $5.4959, then management fees would be 3.54%, incentive fees payable under our Investment Advisory Agreement would be 1.53%, total advisory fees would be 5.07%, total interest expenses would be 4.08%, other expenses would be 0.82%, and total annual expenses would be 9.97% of net assets attributable to our common stock. The actual 5-day VWAP of our common stock on a conversion date may be more or less than $5.4959, which may result in fees that are higher or lower than those described herein. These figures are based on the same assumptions described in the other notes to this fee table.

(12)    Based on the 5.50% per annum dividend rate applicable to the A1 Shares, M1 Shares, M2 Shares, AA1 Shares, MM1 Shares, and A2 Shares. Also based on the 5.35% per annum dividend rate applicable to the A Shares. Also based on the 6.50% per annum dividend rate applicable to the A3 Shares, M3 Shares, AA2 Shares, and MM2 Shares. Also based on the 7.32% annualized dividend rate applicable to A4 Shares and M4 Shares based on the floating rate as of February 8, 2024. Other series of preferred stock, including other series of preferred stock being sold in different offerings, may bear different annual dividend rates. No dividend will be paid on shares of Preferred Stock after they have been converted to shares of common stock.

(13)     The indirect expenses associated with the Company’s investments in collateralized loan obligations are not included in the fee table presentation, but if such expenses were included in the fee table presentation then the Company’s total annual expenses would have been 14.93%, or 18.88% after dividends on Preferred Stock.
Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
3.3	Articles of Amendment(3)
3.4	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (4)
3.5	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (5)
3.6	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(6)
3.7	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (7)
3.8	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (8)
3.9	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(9)
3.10	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(10)
3.11	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(11)
3.12	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(12)
3.13	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(13)
3.14	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(14)
3.15	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation - Preferred Stock, Series A4, Preferred Stock Series M4(25)
3.16	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation - Convertible Preferred Stock(26)
3.17	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation - Preferred Stock, Series A4, Preferred Stock Series M4(15)
4.1	One Thousand Three Hundred Fifty-Eighth Supplemental Indenture dated as of January 5, 2024, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2027(16)
4.2	One Thousand Three Hundred Fifty-Ninth Supplemental Indenture dated as of January 5, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(16)
4.3	One Thousand Three Hundred Sixtieth Supplemental Indenture dated as of January 5, 2024, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2034(16)
4.4	One Thousand Three Hundred Sixty-First Supplemental Indenture dated as of January 11, 2024, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2027(17)
4.5	One Thousand Three Hundred Sixty-Second Supplemental Indenture dated as of January 11, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(17)
4.6	One Thousand Three Hundred Sixty-Third Supplemental Indenture dated as of January 11, 2024, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2034(17)
4.7	One Thousand Three Hundred Sixty-Fourth Supplemental Indenture dated as of January 19, 2024, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2027(18)
4.8	One Thousand Three Hundred Sixty-Fifth Supplemental Indenture dated as of January 19, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(18)
4.9	One Thousand Three Hundred Sixty-Sixth Supplemental Indenture dated as of January 19, 2024, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2034(18)

Exhibit No.
4.10	One Thousand Three Hundred Sixty-Seventh Supplemental Indenture dated as of January 25, 2024, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2027(19)
4.11	One Thousand Three Hundred Sixty-Eighth Supplemental Indenture dated as of January 25, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(19)
4.12	One Thousand Three Hundred Sixty-Ninth Supplemental Indenture dated as of January 25, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(19)
4.13	One Thousand Three Hundred Seventieth Supplemental Indenture dated as of February 1, 2024, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2027(20)
4.14	One Thousand Three Hundred Seventy-First Supplemental Indenture dated as of February 1, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(20)
4.15	One Thousand Three Hundred Seventy-Second Supplemental Indenture dated as of February 1, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(20)
4.16	One Thousand Three Hundred Seventy-Third Supplemental Indenture dated as of February 8, 2024, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2027(21)
4.17	One Thousand Three Hundred Seventy-Fourth Supplemental Indenture dated as of February 8, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(21)
4.18	One Thousand Three Hundred Seventy-Fifth Supplemental Indenture dated as of February 8, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(21)
4.19	One Thousand Three Hundred Seventy-Sixth Supplemental Indenture dated as of February 23, 2024, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2027(22)
4.2	One Thousand Three Hundred Seventy-Seventh Supplemental Indenture dated as of February 23, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(22)
4.21	One Thousand Three Hundred Seventy-Eighth Supplemental Indenture dated as of February 23, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(22)
4.22	One Thousand Three Hundred Seventy-Ninth Supplemental Indenture dated as of February 29, 2024, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2027(23)
4.23	One Thousand Three Hundred Eightieth Supplemental Indenture dated as of February 29, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2029(23)
4.24	One Thousand Three Hundred Eighty-First Supplemental Indenture dated as of February 29, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(23)
4.25	One Thousand Three Hundred Eighty-Second Supplemental Indenture dated as of March 7, 2024, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2027(24)
4.26	One Thousand Three Hundred Eighty-Third Supplemental Indenture dated as of March 7, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2029(24)
4.27	One Thousand Three Hundred Eighty-Fourth Supplemental Indenture dated as of March 7, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(24)
4.28	One Thousand Three Hundred Eighty-Fifth Supplemental Indenture dated as of March 14, 2024, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2027(25)
4.29	One Thousand Three Hundred Eighty-Sixth Supplemental Indenture dated as of March 14, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2029(25)
4.30	One Thousand Three Hundred Eighty-Seventh Supplemental Indenture dated as of March 14, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(25)
4.31	One Thousand Three Hundred Eighty-Eighth Supplemental Indenture dated as of March 21, 2024, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2027(26)
4.32	One Thousand Three Hundred Eighty-Ninth Supplemental Indenture dated as of March 21, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2029(26)
4.33	One Thousand Three Hundred Ninetieth Supplemental Indenture dated as of March 21, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(26)
4.34	One Thousand Three Hundred Ninety-First Supplemental Indenture dated as of March 28, 2024, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2027(27)
4.35	One Thousand Three Hundred Ninety-Second Supplemental Indenture dated as of March 28, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(27)
4.36	One Thousand Three Hundred Ninety-Third Supplemental Indenture dated as of March 28, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(27)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

Exhibit No.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on August 4, 2020.
(4)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on August 4, 2020.
(5)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on November 4, 2020.
(6)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on November 4, 2020.
(7)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 26, 2021.
(8)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 19, 2021.
(9)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 19, 2021.
(10)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(11)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 9, 2022.
(12)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(13)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(14)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on February 13, 2023.
(15)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on January 25, 2024
(16)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on January 5, 2024.
(17)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on January 11, 2024.
(18)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on January 19, 2024.
(19)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on January 25, 2024.
(20)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on February 1, 2024.
(21)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on February 8, 2024.
(22)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on February 23, 2024.
(23)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on February 29, 2024.
(24)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on March 7, 2024.
(25)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on March 14, 2024.
(26)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on March 21, 2024.
(27)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 51 to the Registration Statement on Form N-2, filed on March 28, 2024.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT CAPITAL CORPORATION

May 8, 2024	By:	/s/ JOHN F. BARRY III
Date		John F. Barry III
Chairman of the Board and Chief Executive Officer

May 8, 2024	By:	/s/ KRISTIN L. VAN DASK
Date		Kristin L. Van Dask
Chief Financial Officer