Form 10-K
period 2024-06-30
PROSPECT CAPITAL CORP
filed 2024-08-28
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024 OR
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
6.50% Series A3 Preferred Stock, par value $0.001
6.50% Series M3 Preferred Stock, par value $0.001
6.50% Series AA2 Preferred Stock, par value $0.001
6.50% Series MM2 Preferred Stock, par value $0.001

Floating Rate Series A4 Preferred Stock, par value $0.001
Floating Rate Series M4 Preferred Stock, par value $0.001

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant as of December 29, 2023 was $1.809 billion (based on the closing price on that date of $5.99 on the NASDAQ Global Select Market). For the purposes of calculating this amount only, all executive officers and Directors are “affiliates” of the Registrant.
As of August 27, 2024, there were 428,988,217 shares of the Registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

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
•the impact of global events outside of our control, including the consequences of the ongoing conflict between Russia and Ukraine and the Israel-Hamas war, on our and our portfolio companies’ business and the global economy;
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
•the level, duration, and volatility of prevailing interest rates and credit spreads, magnified by the current turmoil in the credit markets;
•the impact of alternative reference rates on our business and certain of our investments;
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

PART I
Item 1. Business
In this Annual Report, the terms “Prospect,” “the Company”, “we,” “us” and “our” mean Prospect Capital Corporation and all entities included in our consolidated financial statements, unless the context specifically requires otherwise.
General
Prospect is a financial services company that primarily lends to and invests in middle market privately-held companies. We are a closed-end investment company incorporated in Maryland. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we have elected to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We were organized on April 13, 2004, and were funded in an initial public offering completed on July 27, 2004. We are one of the largest BDCs with approximately $7.86 billion of total assets as of June 30, 2024.
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
•Lending to Companies and Purchasing Controlling Equity Positions in Such Companies - This strategy involves purchasing senior and secured yield-producing debt and controlling equity positions in operating companies across various industries. We believe this strategy provides enhanced certainty of closing to sellers and the opportunity for management to continue on in their current roles. These investments are often structured in tax-efficient partnerships, enhancing returns.
•Purchasing Controlling Equity Positions and Lending to Real Estate Companies - We purchase debt and controlling equity positions in tax-efficient real estate investment trusts (“REIT” or “REITs”). The real estate investments of National Property REIT Corp. (“NPRC”) are in various classes of developed and occupied real estate properties that generate current yields, including multi-family properties, student housing and senior living. NPRC seeks to identify properties that have historically significant occupancy rates and recurring cash flow generation. NPRC generally co-invests with established and experienced property management teams that manage such properties after acquisition. Additionally, NPRC makes investments in rated secured structured notes (primarily debt of structured credit). NPRC also purchases loans originated by certain consumer loan facilitators. It purchases each loan in its entirety (i.e., a “whole loan”). The borrowers are consumers, and the loans are typically serviced by the facilitators of the loans.

•Investing in Structured Credit - We make investments in structured credit, often taking a significant position in subordinated structured notes (equity). The underlying portfolio of each structured credit investment is diversified across approximately 100 to 200 broadly syndicated loans and does not have direct exposure to real estate, mortgages, or consumer-based credit assets. The structured credit portfolios in which we invest are managed by established collateral management teams with many years of experience in the industry.
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
We have qualified and elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses. See “Material U.S. Federal Income Tax Considerations.”
For a discussion of the risks inherent in our portfolio investments, see “Risk Factors – Risks Relating to Our Investments.”
Industry Sectors
Our portfolio is invested across 35 industry categories. Excluding our CLO investments, which do not have industry concentrations, no individual industry comprises more than 19.1% of the portfolio on either a cost or fair value basis.
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
Investment Valuation
As a BDC, and in accordance with the 1940 Act, we fair value our investment portfolio on a quarterly basis, with any unrealized gains and losses reflected in net increase (decrease) in net assets resulting from operations on our Consolidated Statement of Operations. To value our investments, we follow the guidance of ASC 820, Fair Value Measurement (“ASC 820”), that defines fair value, establishes a framework for measuring fair value in conformity with GAAP, and requires disclosures about fair value measurements. For further discussion of ASC 820 and our process for determining the fair value of investment portfolio, see Critical Accounting Estimates.

For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Risk Factors – Risks Relating to Our Business – Most of our portfolio investments are recorded at fair value as determined in good faith under the direction of the Board of Directors of the Company (the “Board of Directors”) and, as a result, there is uncertainty as to the value of our portfolio investments.”
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
Prospect Administration, when executing a managerial assistance arrangement with each portfolio company to which we provide managerial assistance, arranges for the provision of such managerial assistance on our behalf. When doing so, Prospect Administration utilizes personnel of our Investment Adviser. We, on behalf of Prospect Administration, invoice portfolio companies receiving and paying for contractual managerial assistance, and we remit to Prospect Administration its cost of providing such services, including the charges deemed appropriate by our Investment Adviser for providing such managerial assistance. No income is recognized by Prospect.
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
The second part of the incentive fee, the capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.00% of our realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year. In determining the capital gains incentive fee payable to the Investment Adviser, we calculate the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each investment that has been in our portfolio. For the purpose of this calculation, an “investment” is defined as the total of all rights and claims which may be asserted against a portfolio company arising from our participation in the debt, equity, and other financial instruments issued by that company. Aggregate realized capital gains, if any, equal the sum of the differences between the aggregate net sales price of each investment and the aggregate amortized cost basis of such investment when sold or otherwise disposed. Aggregate realized capital losses equal the sum of the amounts by which the aggregate net sales price of each investment is less than the aggregate amortized cost basis of such investment when sold or otherwise disposed. Aggregate unrealized capital depreciation equals the sum of the differences, if negative, between the aggregate valuation of each investment and the aggregate amortized cost basis of such investment as of the applicable calendar year-end. At the end of the applicable calendar year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee involves netting aggregate realized capital gains against aggregate realized capital losses on a since-inception basis and then reducing this amount by the aggregate unrealized capital depreciation. If this number is positive, then the capital gains incentive fee payable is equal to 20.00% of such amounts, less the aggregate amount of any capital gains incentive fees paid since inception.

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
The Investment Advisory Agreement was originally approved by our Board of Directors on June 23, 2004 and was recently re-approved by the Board of Directors on June 14, 2024 for an additional one-year term expiring June 21, 2025, as discussed below. Unless terminated earlier as described below, it will remain in effect from year to year thereafter if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risk Factors – Risks Relating to Our Business – We are dependent upon Prospect Capital Management’s key management personnel for our future success.”
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
Board of Directors Approval of the Investment Advisory Agreement
On June 14, 2024 our Board of Directors voted unanimously to renew the Investment Advisory Agreement for the 12-month period ending June 21, 2025. In its consideration of the Investment Advisory Agreement, the Board of Directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by Prospect Capital Management; (b) comparative data with respect to advisory fees or expense ratios paid by other business development companies with similar investment objectives; (c) our operating expenses; (d) the profitability of Prospect Capital Management and any existing and potential sources of indirect income to Prospect Capital Management or Prospect Administration from their relationships with us and the profitability of those relationships; (e) information about the services performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of Prospect Capital Management and its affiliates and (g) the possibility of obtaining similar services from other third party service providers or through an internally managed structure. In approving the renewal of the Investment Advisory Agreement, the Board of Directors, including all of the directors who are not “interested persons,” considered the following:
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
•The reasonableness of the fees paid to Prospect Capital Management. The Board of Directors considered comparative data based on publicly available information on a group of other, comparable business development companies selected by the Investment Adviser and the Company’s Board of Directors (the “BDC Expense Peers”) with respect to services rendered and the advisory fees (including the management fees and incentive fees), as well as our operating expenses, efficiency ratio and expense ratio compared to the BDC Expense Peers. The Board of Directors reviewed information concerning Prospect Capital Management’s costs in serving as the Company’s investment adviser, including costs associated with technology, infrastructure and compliance necessary to manage the Company, as well as compensation costs, Prospect Capital Management’s compensation program, and the relationship of such compensation to Prospect Capital Management’s ability to attract and retain investment advisory personnel. Finally, on behalf of the Company, the Board of Directors also considered the profitability of Prospect Capital Management. Based upon its review, the Board of Directors concluded that the fees to be paid under the Investment Advisory Agreement are reasonable.

•Economies of Scale. The Board of Directors considered information about the potential of Prospect Capital Management to realize economies of scale in managing our assets, and determined that at this time there were not economies of scale to be realized by Prospect Capital Management.
Based on the information reviewed and the discussions detailed above, the Board of Directors (including all of the directors who are not “interested persons” as defined in the 1940 Act) concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the renewal of the Investment Advisory Agreement with Prospect Capital Management as being in the best interests of the Company and its stockholders.
Administration Agreement
We have also entered into an administration agreement (the “Administration Agreement”) with Prospect Administration under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our Chief Financial Officer and Chief Compliance Officer and her staff, including the internal legal staff. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to certain portfolio companies (see Managerial Assistance to Portfolio Companies section below). The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a wholly-owned subsidiary of the Investment Adviser.
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
Portfolio Managers
The following individuals function as portfolio managers primarily responsible for the day-to-day management of our portfolio. Our portfolio managers are not responsible for day-to-day management of any other accounts. For a description of their principal occupations for the past five years, please refer to our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after the end of our fiscal year.

Name	Position	Length of Service with Company (Years)
John F. Barry III	Chairman and Chief Executive Officer	20
M. Grier Eliasek	President and Chief Operating Officer	20
Mr. Eliasek received no compensation from the Company. Mr. Eliasek received a salary and bonus from Prospect Capital Management that takes into account his role as a senior officer of the Company and of Prospect Capital Management, his performance and the performance of each of Prospect Capital Management and the Company. Mr. Barry receives no compensation from the Company. Mr. Barry, as the sole member of Prospect Capital Management, receives a salary and/or bonus from Prospect Capital Management and is entitled to equity distributions after all other obligations of Prospect Capital Management are met.
The following table sets forth the dollar range of our common stock beneficially owned by each of the portfolio managers described above as of June 30, 2024:

Name	Aggregate Dollar Range of Common Stock Beneficially Owned by Portfolio Managers(1)(2)(3)
John F. Barry III	Over $1,000,000
M. Grier Eliasek	Over $1,000,000
(1) Beneficial ownership is calculated in accordance with Rule 13d-3(d)(1) of the Securities Exchange Act of 1934 (“Exchange Act”). In computing the aggregate dollar of common stock beneficially owned by a person who also owns shares of 5.50% Preferred Stock or 6.50% Preferred Stock (as defined herein), we have included the aggregate dollar value of shares of common stock issuable upon the conversion of the person’s outstanding shares of 5.50% Preferred Stock and 6.50% Preferred Stock.
(2) The dollar ranges are: none, $1-$10,000, $10,001-$50,000, $50,001-$100,000; $100,001 - $500,000; $500,001 - $1,000,000; or over $1,000,000.
(3) The dollar range of our equity securities beneficially owned is based on the closing price of $5.53 on June 28, 2024 on The Nasdaq Stock Market LLC (the “Nasdaq”).
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
Determination of Net Asset Value Applicable to Common Stockholders

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

Common stockholders who purchased shares of our common stock through or hold shares in the name of a broker or financial institution should consult with a representative of their broker or financial institution with respect to their participation in our DRIP. Even if such stockholders have elected to automatically reinvest their shares with their broker, the broker may have “opted out” of our DRIP (which utilizes DTC’s dividend reinvestment service), and such stockholders may therefore not be receiving the 5% pricing discount. Many common stockholders have been “opted out” of our DRIP by their brokers who instead implement a “synthetic” dividend reinvestment plan in which such broker purchases shares in the open market with no discount, using the funds from cash dividends. Common stockholders interested in participating in our DRIP should contact their brokers to make sure each such DRIP participation election has been made for the benefit of such stockholder. In making such DRIP election, each such common stockholder should specify to his or her broker the desire to participate in the “Prospect Capital Corporation DRIP through DTC” that issues shares of our common stock based on 95% of the market price (a 5% discount to the market price) and not the broker’s own “synthetic” dividend reinvestment plan (if any) that offers no such discount. Common stockholders may need to make such election proactively with their broker.
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
Participants may terminate their participation in and liquidate their accounts under the Plan by notifying the Plan administrator in writing prior to a dividend or distribution payment date via its website at www.equiniti.com or by filling out the transaction request form located at the bottom of their statement and sending it to the Plan administrator at Equiniti Trust Company, LLC, P.O. Box 10027, Newark, NJ 07101 or by calling the Plan administrator’s Interactive Voice Response System at (888) 888-0313. Upon termination and liquidation, the stockholder will receive certificates for the full shares credited to your Plan account. If you elect to receive cash, the Plan administrator sells such shares and delivers a check for the proceeds, less the $0.10 per share brokerage commission and the Plan administrator’s transaction fee of $15. In every case of termination, fractional shares credited to a terminating Plan account are paid in cash at the then-current market price, less any commission and transaction fee.
The Plan may be terminated by us upon notice in writing mailed to each participant at least 30 days prior to any payable date for the payment of any dividend by us or distribution pursuant to any additional cash payment made. All correspondence concerning the Plan should be directed to the Plan administrator by mail at Equiniti Trust Company, LLC, P.O. Box 10027, Newark, NJ 07101, or by telephone at 888-888-0313.
Preferred Stock Dividend Reinvestment Plan
We have adopted a preferred stock dividend reinvestment plan (the “Preferred Stock Plan” or the “Preferred Stock DRIP”) that provides for reinvestment of our dividends declared by our Board of Directors on shares of our 5.50% Series A1 Preferred Stock (the “Series A1 Preferred Stock”), 5.50% Series M1 Preferred Stock (the “Series M1 Preferred Stock”), the 5.50% Series M2 Preferred Stock (the “Series M2 Preferred Stock,” and together with the Series M1 Preferred Stock, the “Series M Preferred Stock”), 5.50% Series AA1 Preferred Stock (the “Series AA1 Preferred Stock”), the 5.50% Series MM1 Preferred Stock (the “Series MM1 Preferred Stock”) and 5.50% Series A2 Preferred Stock (the “Series A2 Preferred Stock”, and all such series of preferred stock referred to collectively as “5.50% Preferred Stock”) the 6.50% Series A3 Preferred Stock (“Series A3 Preferred Stock”), and the 6.50% Series M3 Preferred Stock (“Series M3 Preferred Stock”, and all such series of preferred stock referred collectively as “6.50% Preferred Stock”) and the Floating Rate Series A4 Preferred Stock (“Series A4 Preferred Stock”) and the Floating Rate Series M4 Preferred Stock (“Series M4 Preferred Stock”, and together with the Series A4 Preferred Stock, the “Floating Rate Preferred Stock”) on behalf of our preferred stockholders.
Eligibility of Existing Holders of 5.50% Preferred Stock, 6.50% Preferred Stock and Floating Rate Preferred Stock
If you are a current holder of record of shares of 5.50% Preferred Stock, 6.50% Preferred Stock or Floating Rate Preferred Stock, you may participate in the Preferred Stock Plan. Eligible holders of shares of 5.50% Preferred Stock, 6.50% Preferred Stock or Floating Rate Preferred Stock may enroll in the Preferred Stock Plan online through www.computershare.com/investor. Alternatively, you may enroll by completing an enrollment form and delivering it to Computershare Trust Company, N.A. (“Computershare”), the administrator for the Preferred Stock Plan.
If you own shares of 5.50% Preferred Stock, 6.50% Preferred Stock or Floating Rate Preferred Stock that are registered in someone else’s name (for example, a bank, broker, or trustee) and you want to participate in the Preferred Stock Plan, you may be able to arrange for that person to handle the reinvestment of your dividends. If not, your shares of 5.50% Preferred Stock, 6.50% Preferred Stock or Floating Rate Preferred Stock should be withdrawn from “street name” or other form of registration and should be registered in your own name. Alternatively, your broker or bank may offer a program that allows you to participate in a plan without having to withdraw your shares of 5.50% Preferred Stock, 6.50% Preferred Stock or Floating Rate Preferred Stock from “street name.”
If you are already a participant in the Preferred Stock Plan, you need not take any further action in order to maintain your present participation.
Administration
Computershare Trust Company, N.A. administers the Preferred Stock Plan. Certain administrative support will be provided to Computershare by its designated affiliates. If you have questions regarding the Preferred Stock Plan, please write to Computershare at the following address: Computershare Trust Company, N.A., P.O. Box 43007, Providence, RI 02940-3007 or call Computershare at 1-877-373-6374. An automated voice response system is available 24 hours a day, 7 days a week. Customer service representatives are available from 8:00 a.m. to 8:00 p.m., Eastern Time, Monday through Friday (except holidays). In addition, you may visit Computershare’s website at www.computershare.com/investor. At this website, you can enroll in the Preferred Stock Plan, obtain information, and perform certain transactions on your Preferred Stock Plan account.
Purchases and Pricing of Shares of 5.50% Preferred Stock, 6.50% Preferred Stock or Floating Rate Preferred Stock
With respect to reinvested dividends, the price for purchases of shares of 5.50% Preferred Stock, 6.50% Preferred Stock, and Floating Rate Preferred Stock directly from us, (i) is $23.75 per share for the 5.50% Preferred Stock and 6.50% Preferred Stock (95% of the Stated Value of $25.00 per share of 5.50% Preferred Stock and 6.50% Preferred Stock) and (ii) is $25.00 per share for the Floating Rate Preferred Stock, and the investment date will be the dividend payment date for the month. Dividend payment dates generally occur on the first business day of each month. Your account will be credited with a full and fractional number of shares of 5.50% Preferred Stock, 6.50% Preferred Stock, or Floating Rate Preferred Stock, subject to operating procedures of the Depository Trust Company, equal to the total amount to be invested by you, divided by the applicable purchase price per share.
There are no fees or other charges on shares of 5.50% Preferred Stock, 6.50% Preferred Stock or Floating Rate Preferred Stock purchased through the Preferred Stock Plan.
Participation
Any eligible holder of shares of 5.50% Preferred Stock, 6.50% Preferred Stock or Floating Rate Preferred Stock may enroll in the Preferred Stock Plan online through www.computershare.com/investor. Alternatively, you may enroll in the Preferred Stock Plan by completing an enrollment form and returning it to Computershare at the address set forth above.
If Computershare receives your enrollment form by the record date for the payment of the next dividend (approximately 10 days in advance of the dividend payment date), that dividend will be invested in additional shares of 5.50% Preferred Stock, 6.50% Preferred Stock or Floating Rate Preferred Stock for your Preferred Stock Plan account; provided, however, that the first dividend payable with respect to newly-issued shares of 5.50% Preferred Stock, 6.50% Preferred Stock and Floating Rate Preferred Stock pursuant to our primary offering will be paid in cash, with subsequent dividends reinvested pursuant to the Preferred Stock Plan. If the enrollment form is received in the period after any dividend record date, that dividend will be paid by check or automatic deposit to a U.S. bank account that you designate and your initial dividend reinvestment will commence with the following dividend.
By enrolling in the Preferred Stock Plan, you direct Computershare to apply all, but not less than all, dividends to the purchase of additional shares of 5.50% Preferred Stock, 6.50% Preferred Stock and Floating Rate Preferred Stock in accordance with the Preferred Stock Plan’s terms and conditions. Unless otherwise instructed, Computershare will thereafter automatically reinvest all, but not less than all, dividends declared on shares of 5.50% Preferred Stock, 6.50% Preferred Stock and Floating Rate Preferred Stock held under the Preferred Stock Plan. If you want to discontinue the reinvestment of all dividends paid on your shares of 5.50% Preferred Stock, 6.50% Preferred Stock and Floating Rate Preferred Stock, you must provide notice to Computershare.
Cost
We will pay all fees, the annual cost of administration and, unless provided otherwise in the Preferred Stock Plan, all other charges incurred in connection with the purchase of shares of 5.50% Preferred Stock, 6.50% Preferred Stock and Floating Rate Preferred Stock acquired under the Preferred Stock Plan, if any.

Number of Shares of 5.50% Preferred Stock, 6.50% Preferred Stock and Floating Rate Preferred Stock to be Purchased for the Participant
The number of shares of 5.50% Preferred Stock, 6.50% Preferred Stock and Floating Rate Preferred Stock purchased under the Preferred Stock Plan will depend on the amount of your dividend. Shares of 5.50% Preferred Stock, 6.50% Preferred Stock and Floating Rate Preferred Stock purchased under the Preferred Stock Plan will be credited to your account. Both full and fractional shares will be purchased.
Shares of 5.50% Preferred Stock, 6.50% Preferred Stock or Floating Rate Preferred Stock received through the Preferred Stock Plan will be of the same series and have the same original issue date for purposes of the Holder Optional Conversion Fee, if applicable, and for other terms of the 5.50% Preferred Stock, 6.50% Preferred Stock or Floating Rate Preferred Stock based on issuance date as the 5.50% Preferred Stock, 6.50% Preferred Stock or Floating Rate Preferred Stock for which the dividend was declared.
The aggregate number of shares of 5.50% Preferred Stock, 6.50% Preferred Stock and Floating Rate Preferred Stock, including shares issued under the Preferred Stock Plan, shall not exceed 647,900,000. We cannot assure you there will be enough shares of 5.50% Preferred Stock, 6.50% Preferred Stock and Floating Rate Preferred Stock to meet the requirements under the Preferred Stock Plan. If we do not have a sufficient number of shares of 5.50% Preferred Stock, 6.50% Preferred Stock or Floating Rate Preferred Stock to meet the Preferred Stock Plan requirements during any month, the portion of any reinvested dividends received by Computershare but not invested in shares of 5.50% Preferred Stock, 6.50% Preferred Stock or Floating Rate Preferred Stock under the Preferred Stock Plan will be returned to participants without interest.
Source of Shares of 5.50% Preferred Stock, 6.50% Preferred Stock and Floating Rate Preferred Stock Purchased Under the Preferred Stock Plan
Shares of 5.50% Preferred Stock, 6.50% Preferred Stock and Floating Rate Preferred Stock purchased under the Preferred Stock Plan will come from our authorized but unissued shares of preferred stock.
Method for Changing Preferred Stock Plan Election
You may change your Preferred Stock Plan election at any time online through www.computershare.com/investor, by telephone or by notifying Computershare in writing. To be effective with respect to a particular dividend, any such change must be received by Computershare prior to the record date for such dividend.
Withdrawal by Participant
You may discontinue the reinvestment of your dividends at any time by providing written or telephone notice to Computershare. Alternatively, you may change your dividend election online through www.computershare.com/investor. If Computershare receives your notice of withdrawal prior to the record date for the payment of the next dividend, Computershare, in its sole discretion, will distribute such dividends in cash. If the request is received after the record date for the payment of the next dividend, then that dividend will be reinvested. However, all subsequent dividends will be paid out in cash on all balances. Computershare will continue to hold your shares of 5.50% Preferred Stock, 6.50% Preferred Stock and Floating Rate Preferred Stock in your Preferred Stock Plan account.
Generally, an eligible holder of shares of 5.50% Preferred Stock, 6.50% Preferred Stock and Floating Rate Preferred Stock may again become a participant in the Preferred Stock Plan. However, we reserve the right to reject the enrollment of a previous participant in the Preferred Stock Plan on grounds of excessive joining and termination. This reservation is intended to minimize administrative expense and to encourage use of the Preferred Stock Plan as a long-term investment service.
Share Certificates and Safekeeping
Shares of 5.50% Preferred Stock, 6.50% Preferred Stock and Floating Rate Preferred Stock that you acquire under the Preferred Stock Plan will be maintained in your Preferred Stock Plan account in non-certificated form. This protects your shares of 5.50% Preferred Stock, 6.50% Preferred Stock and Floating Rate Preferred Stock against loss, theft or accidental destruction and also provides a convenient way for you to keep track of your shares of 5.50% Preferred Stock, 6.50% Preferred Stock and Floating Rate Preferred Stock.
Reports to Participants
Statements of your account activity will be sent to you after each transaction, which will simplify your record keeping. Each Preferred Stock Plan account statement will show the amount invested, the purchase price and the number of shares of 5.50%

Preferred Stock, 6.50% Preferred Stock and Floating Rate Preferred Stock purchased. The statement will include specific cost basis information in accordance with applicable law. Please notify Computershare promptly either in writing, by telephone or through the Internet if your address changes. In addition, you will receive copies of the same communications sent to all other holders of shares of 5.50% Preferred Stock, 6.50% Preferred Stock and Floating Rate Preferred Stock, if any. You also will receive any U.S. Internal Revenue Service, or the “IRS,” information returns, if required. Please retain all account statements for your records. The statements contain important tax and other information.
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
U.S. Federal Income Tax Consequences of Participating in the Preferred Stock Plan
Preferred stockholders who receive dividends or distributions in the form of stock are subject to the same U.S. federal, state and local tax consequences as are preferred stockholders who elect to receive their dividends or distributions in cash. A preferred stockholder’s basis for determining gain or loss upon the sale of stock received in a dividend or distribution from us will be equal to the fair market value of the stock received by the stockholder. Any stock received in a dividend or distribution will have a new holding period for tax purposes commencing on the day following the day on which the shares of 5.50% Preferred Stock, 6.50% Preferred Stock and Floating Rate Preferred Stock are credited to the U.S. Stockholder’s account.
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

Tax consequences to an investor of an investment in our shares will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws.
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
If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would we be required to make distributions. Distributions would generally be taxable to our individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current or accumulated earnings and profits, provided certain holding period and other requirements are met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our stockholders our accumulated earnings and profits attributable to non-RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years. The remainder of this discussion assumes we will qualify for taxation as a RIC.
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
Taxation of U.S. Stockholders
Distributions by us generally are taxable to U.S. Stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. Stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. Provided that certain holding period and other requirements are met, such distributions (if properly reported by us) may qualify (i) for the dividends received deduction available to corporations, but only to the extent that our income consists of dividend income from U.S. corporations and (ii) in the case of individual stockholders, as qualified dividend income eligible to be taxed at long-term capital gain rates to the extent that we receive qualified dividend income (generally, dividend income from taxable domestic corporations and certain qualified foreign corporations). There can be no assurance as to what portion, if any, of our distributions will qualify for favorable treatment as qualified dividend income. See “—Important Tax Information” below for certain historic information regarding the portion of our distributions eligible for the dividends received deduction.
Certain U.S. Stockholders are limited in their ability to deduct interest expense described in Section 163(j) of the Code. If Section 163(j) applies, the business interest expense deduction allowed for the tax year is generally limited to the sum of: (1) business interest income, (2) 30% of the taxpayer’s adjusted taxable income, and (3) the taxpayer’s “floor plan financing interest expense.” Properly reported dividends paid by us that are attributable to our net business interest income may be treated as Section 163(j) interest dividends, provided that certain holding period and other requirements are satisfied and subject to certain limitations. There can be no assurance as to what portion, if any, of our distributions will qualify for such interest income. See “—Important Tax Information” below for certain historic information regarding the portion of our distributions eligible for treatment as Section 163(j) distributions.
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
Payments of dividends, including deemed payments of constructive dividends, or the proceeds of the sale or other taxable disposition of our common stock generally are subject to information reporting unless the U.S. Stockholder is an exempt recipient. Such payments may also be subject to U.S. federal backup withholding at the applicable rate if the recipient of such payment fails to supply a taxpayer identification number or otherwise comply with the rules for establishing an exemption from backup withholding. Backup withholding is not an additional tax, and any amounts withheld under the backup withholding rules generally will be allowed as a refund or credit against the holder’s U.S. federal income tax liability, provided that certain information is provided timely to the IRS.
Taxation of Non-U.S. Stockholders
Whether an investment in our common stock is appropriate for a Non-U.S. Stockholder will depend upon that person’s particular circumstances. An investment in our common stock by a Non-U.S. Stockholder may have adverse tax consequences. Non-U.S. Stockholders should consult their tax advisers before investing in our common stock.
Distributions of our “investment company taxable income” to Non-U.S. Stockholders that are not “effectively connected” with a U.S. trade or business conducted by the Non-U.S. Stockholder, will generally be subject to withholding of U.S. federal income tax at a rate of 30% (or lower applicable treaty rate) to the extent of our current or accumulated earnings and profits.
Under Section 871(k) of the Code, properly reported distributions to Non-U.S. Stockholders are generally exempt from U.S. federal withholding tax where they (i) are paid in respect of our “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we are at least a 10% stockholder, reduced by expenses that are allocable to such income) or (ii) are paid in respect of our “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for such taxable year). However, depending on our circumstances, we may report all, some or none of our potentially eligible dividends as such qualified net interest income or as qualified short-term capital gains, and/or treat such dividends, in whole or in part, as ineligible for this exemption from withholding. In order to qualify for this exemption from withholding, a Non-U.S. Stockholder needs to comply with applicable certification requirements relating to its non-U.S. status (including, in general, furnishing an IRS Form W-8BEN, W-8BEN-E or substitute form). In the case of shares held through an intermediary, the intermediary may withhold even if we report the payment as qualified net interest income or qualified short-term capital gain. Non-U.S. Stockholders should contact their intermediaries with respect to the application of these rules to their accounts. There can be no assurance as to what portion of our distributions will qualify for favorable treatment as qualified net interest income or qualified short-term capital gains. See “—Important Tax Information” below for certain historic information regarding the portion of our distributions eligible for treatment as qualified net interest income or qualified short-term capital gains.
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

Important Tax Information
We have generated certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S stockholders. As described above, under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. For the 2023 calendar year 56.78% of our taxable ordinary dividends as of December 31, 2023 qualified as interest related dividends which are generally exempt from U.S. withholding tax applicable to non-U.S. stockholders.

We have generated income that may be beneficial to shareholders that face interest expense limitations. As described above, under IRC Section 163(j) and the regulations thereunder, a RIC is permitted to designate distributions attributable to net business interest income as section 163(j) interest dividends. For the 2023 calendar year 88.68% of our taxable ordinary dividends as of December 31, 2023 qualified as section 163(j) interest dividends.
We have generated dividend income that may be beneficial to certain U.S. corporate shareholders. As described above, under IRC Code Sections 243 and 854, a RIC is permitted to designate ordinary dividends as eligible for the 50% dividends received deduction. For the 2023 calendar year 0.02% of our taxable ordinary dividends as of December 31, 2023 qualified for the deduction under sections 243 and 854.
No assurances can be given as to the portion of our future distributions that will qualify under Section 871(k), Section 163(j), or Sections 243 and 854.
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
We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended (the “Securities Act”). Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate, foreign currency and other market fluctuations. However, in connection with an investment or acquisition financing of a portfolio company, we may purchase or otherwise receive warrants to purchase the common stock of the portfolio company. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except with respect to money market funds, we generally cannot acquire more than 3% of the voting stock of any regulated investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments subject our stockholders indirectly to additional expenses. None of these policies are fundamental and may be changed without stockholder approval.

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
b.is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act for certain financial companies such as banks, brokers, commercial finance companies, mortgage companies and insurance companies; and
c.satisfies any of the following:
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
Temporary Investments
Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, including money market funds, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in money market funds, U.S. Treasury bills or in repurchase agreements that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for U.S. federal income tax purposes. For a more detailed discussion of the tax requirements to qualify to be treated as a RIC for U.S. federal income tax purposes, see “Material U.S. Federal Income Tax Considerations.” Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Senior Securities
Business development companies are generally able to issue senior securities such that their asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. In March 2018, the Small Business Credit Availability Act added Section 61(a)(2) to the 1940 Act, a successor provision to Section 61(a)(1) referenced therein, which reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. On March 30, 2020, our Board of Directors approved, and on May 5, 2020, at a special meeting of our stockholders, our stockholders approved, the application to us of the reduced asset coverage requirements in Section 61(a) of the 1940 Act. The application of the reduced asset coverage requirement, which became effective on May 6, 2020, permits us, provided certain requirements are satisfied, to double the maximum amount of leverage that it is permitted to incur by reducing the asset coverage requirement applicable to us from 200% to 150% (a 2:1 debt to equity ratio, as opposed to a 1:1 debt to equity ratio), as provided for in Section 61(a)(2) of the 1940 Act. In other words, under the 1940 Act, the Company is now able to borrow $2 for investment purposes for every $1 of investor equity, as opposed to borrowing $1 for investment purposes for every $1 of investor equity. As a result, the Company may incur additional indebtedness and investors in the Company may face increased investment risk. In addition, the Company’s management fee payable to the Investment Adviser is based on the Company’s average adjusted gross assets, which includes leverage and, as a result, if the Company incurs additional leverage, management fees paid to the Investment Adviser would increase. As of June 30, 2024, our asset coverage ratio stood at 315.5% based on the outstanding principal amount of our senior securities representing indebtedness of $2.5 billion and our asset coverage ratio on our senior securities that are stock was 184.8%.
We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors - Risks Relating to Our Securities.”

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
Our $156.2 million of 6.375% convertible notes due 2025 are referred to as the “2025 Notes” or the “Convertible Notes”. Our $400.0 million of 3.706% unsecured notes due 2026 are referred to as the “2026 Notes”. Our $300.0 million of 3.364% unsecured notes due 2026 are referred to as the “3.364% 2026 Notes”. Our $300.0 million of 3.437% unsecured notes due 2028 are referred to as the “3.437% 2028 Notes”, and collectively with the 2026 Notes, and the 3.364% 2026 Notes are the “Public Notes”. Any corporate notes issued pursuant to our medium term notes program with InspereX LLC are referred to as “Prospect Capital InterNotes®”. The Convertible Notes, Public Notes, and Prospect Capital InterNotes® are collectively referred to as the “Unsecured Notes”.
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
•Changes in interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.
•Volatility in the global financial markets could have a material adverse effect on our business, financial condition and results of operations.

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
•Investments in covenant-lite loans may expose us to different and increased risks.

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

•Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

General Risk Factors
•We may experience fluctuations in our quarterly results.

Risks Relating to Our Business
We are subject to risks related to corporate social responsibility.
Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance, transparency and consideration of ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business, our portfolio companies and the value of your investment in our business.
Inflation can adversely impact our cost of capital and the value of our portfolio investments.
Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, inflation levels have been at their highest point in nearly 40 years and the Federal Reserve has been engaged in a campaign to raise certain benchmark interest rates in an effort to combat inflation. If inflation increases, the real value of our common stock and distributions therefore may decline. In addition, during any periods of rising inflation, the interest rates of debt securities we issue would likely increase, which would tend to further reduce returns to common stockholder; likewise, as interest rates increase, the value of our debt investments would decrease, though this effect can be less pronounced for floating rate instruments. This could also lead to decreased asset coverage for our outstanding debt and preferred stock. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and our investments may not keep pace with inflation, which may result in losses to our stockholders. This risk is greater for fixed-income instruments with longer maturities.
Capital markets may experience periods of disruption and instability, and we cannot predict when these conditions occur. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
From time to time, capital markets may experience periods of disruption and instability, which may be evidenced by a lack of liquidity in debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk, the failure of certain financial institutions, or worsening of general economic condition.
Equity capital may be difficult to raise during such periods of adverse or volatile market conditions because subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without general approval by our stockholders, which we currently have until June 10, 2025, and approval of the specific issuance by our Board of Directors. In addition, our ability to incur indebtedness or issue preferred stock is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness or issue preferred stock. The debt capital that may be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.
Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness, including the final maturity of our revolving credit facility in June 2029, and any failure to do so could have a material adverse effect on our business. The re-appearance of market conditions similar to those experienced during portions of 2020 and from 2007 through 2009 for any substantial length of time or worsened market conditions, including as a result of U.S. government shutdowns or the perceived creditworthiness or stability of the United States, could make it difficult to extend the maturity of, or refinance, our existing indebtedness, or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience. Further, if we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

The illiquidity of our investments may make it difficult for us to sell such investments, if required. As a result, we may realize significantly less than the value at which we have recorded our investments if forced to liquidate quickly.
Given the extreme volatility and dislocation that the capital markets have historically experienced, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital. We may in the future have difficulty accessing debt and equity capital, and a severe disruption in the global financial markets or deterioration in credit and financing conditions could have a material adverse effect on our business, financial condition and results of operations. In addition, significant changes in the capital markets, including extreme volatility and disruption, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations.
The Investment Adviser does not know how long uncertainty and volatility in the financial markets will continue to and cannot predict the effects of events in the future on the United States economy and securities markets or on our investments. The Investment Adviser monitors developments and seeks to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that it will be successful in doing so; and the Investment Adviser may not timely anticipate or manage existing, new or additional risks, contingencies or developments, including regulatory developments in the current or future market environment.
We record certain of our assets at fair value, as determined in good faith by our Board of Directors in accordance with our valuation policy. As a result, volatility in the capital markets may have a material adverse effect on our investment valuations and our net asset value, even if we plan to hold investments to maturity.

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
Concerns over the United States’ debt ceiling and budget-deficit have driven downgrades by rating agencies to the U.S. government’s credit rating. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating, any default by the U.S. government on its obligations, or any prolonged U.S. government shutdown, could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.
Deterioration in the economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to our business. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, the effect of the United Kingdom leaving the European Union (the “EU”), and market volatility and loss of investor confidence driven by political events. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.
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
The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics and pandemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide, which could adversely affect our business, financial condition or results of operations. For example, in response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. In addition, the recent outbreak of hostilities in the Middle East and escalating tensions in the region may create volatility and disruption of global markets. The occurrence of events similar to those in recent years, such as localized wars, instability, new and ongoing pandemics, epidemics or outbreaks of infectious diseases in certain parts of the world, natural/environmental disasters, terrorist attacks in the U.S. and around the world, social and political discord, debt crises, sovereign debt downgrades, increasingly strained relations between the U.S. and a number of foreign countries, new and continued political unrest in various countries, continued changes in the balance of political power among and within the branches of the U.S. government, and government shutdowns, among others, may have a material adverse impact on the ability of our portfolio companies to fulfill their end customers’ orders due to supply chain delays, limited access to key commodities or technologies or other events that impact their manufacturers or their suppliers. Such events have affected, and may in the future affect, the global and U.S. capital markets, and our business, financial condition or results of operations.
Additionally, the U.S. government’s credit and deficit concerns, and the potential trade war with China could cause further volatility in interest rates, which may negatively impact our and our portfolio companies’ ability to access the debt markets on favorable terms.

Legislative or other actions relating to taxes could have a negative effect on us.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. For example, the Tax Cuts and Jobs Act made substantial changes to the Code. Among those changes were a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various previously allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain additional limitations on the deduction of net operating losses, certain preferential rates of taxation on certain dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers, and significant changes to the international tax rules. Changes to the U.S. federal tax laws and interpretations thereof could adversely affect an investment in our common stock.
Changes in interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.
Our debt investments are generally based on floating rates, such as EURIBOR, Secured Overnight Financing Rate (“SOFR”), the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. An increase in interest rates generally will increase the cost of borrowing for the companies in which we invest and may make them less profitable, which generally would decrease the value of our investments in them. In addition, although we generally expect to invest a limited percentage of our assets in instruments with a fixed interest rate, including subordinated loans, senior and junior secured and unsecured debt securities and loans in high yield bonds, an increase in interest rates could decrease the value of those fixed rate investments. Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to the Company. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.
Because we have borrowed money, and continue to issue preferred stock to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay dividends on preferred stock and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of high interest rates, our cost of funds would increase except to the extent we have issued fixed rate debt or preferred stock, which could reduce our net investment income.
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
The senior secured loans underlying the CLOs in which we invest typically have floating interest rates. A rising interest rate environment may increase loan defaults, resulting in losses for the CLOs in which we invest. In addition, increasing interest rates may lead to higher prepayment rates, as corporate borrowers look to avoid escalating interest payments or refinance floating rate loans. Further, a general rise in interest rates will increase the financing costs of the CLOs. However, since many of the senior secured loans within CLOs have SOFR floors, if SOFR is below the average SOFR floor, there may not be corresponding increases in investment income resulting in smaller distributions to equity investors in these CLOs.
Central banks such as the Federal Reserve Bank have been increasing interest rates, though this trend has tempered recently as the rate of inflation slows.
As of the date hereof, certain legacy CLOs and senior secured loans have already transitioned to utilizing SOFR-based interest rates, but not all CLO debt securities have transitioned to such replacement rate. The ongoing risks associated with transitioning from LIBOR to term SOFR or an alternative benchmark rate may be difficult to assess or predict. To the extent that the rate utilized for senior secured loans held by a CLO differs from the rate utilized in calculating interest on the debt securities issued by the CLO, there is a basis risk between the two rates (e.g., SOFR or another benchmark rate or the 1-month term SOFR rate and the 3-month term SOFR rate). This means the CLO could experience an interest rate mismatch between its assets and liabilities, which could have an adverse impact on the cash flows distributed to CLO equity investors as well as our net investment income and portfolio returns until such mismatch is corrected or minimized, if at all, which would be expected to occur when both the underlying senior secured loans and the CLO securities utilize the same benchmark index rate. At this time, it is not possible to predict the full effects of the phasing out of LIBOR on U.S. senior secured loans, on CLO debt securities, and on the underlying assets of the specific CLOs in which we intend to invest.

Benchmark Rate Mismatch.Many underlying corporate borrowers can elect to pay interest based on 1-month term SOFR, 3-month term SOFR and/or other term SOFR or benchmark rates in respect of the loans held by CLOs in which we are invested, in each case plus an applicable spread, whereas CLOs generally pay interest to holders of the CLO’s debt tranches based on 3-month term SOFR plus a spread. The 3-month term SOFR rate may fluctuate in excess of other potential term SOFR or other benchmark rates, which may result in many underlying corporate borrowers electing to pay interest based on a shorter or different, but in any event, lower term SOFR or other benchmark rate. This mismatch in the rate at which CLOs earn interest and the rate at which they pay interest on their debt tranches negatively impacts the cash flows on a CLO’s equity tranche, which may in turn adversely affect our cash flows and results of operations. Unless spreads are adjusted to account for such increases, these negative impacts may worsen as the amount by which the 3-month term rate exceeds such other chosen term SOFR or other benchmark rate.
Volatility in the global financial markets could have a material adverse effect on our business, financial condition and results of operations.
Volatility in the global financial markets could have an adverse effect on the economic recovery in the United States and could result from a number of causes, including a relapse in the Eurozone crisis, geopolitical developments in Eastern Europe and the Middle East, turbulence in the Chinese stock markets and global commodity markets or otherwise. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. While the financial stability of many of such countries has improved significantly, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence of and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available or, if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.
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
The EU and the United Kingdom’s Trade and Cooperation Agreement (“UK/EU Trade Agreement”) was implemented on May 1, 2021 and set out the economic and legal framework for trade between the United Kingdom and the EU after the United Kingdom's 2020 withdrawal from the EU. As the UK/EU Trade Agreement is still a fairly new legal framework, the continuing implementation of the UK/EU Trade Agreement may result in uncertainty in its application and periods of volatility in both the United Kingdom and wider European markets. Furthermore, there is the possibility that either party may impose tariffs on trade in the future in the event that regulatory standards between the EU and the United Kingdom diverge. The terms of the future relationship may cause continued uncertainty in the global financial markets, and adversely affect our ability, and the ability of our portfolio companies, to execute our respective strategies and to receive attractive returns.
The occurrence of global events similar to those in recent years, such as the Russia-Ukraine war and more recently the Israel-Hamas war, instability in Iraq, Afghanistan, Pakistan, Egypt, Libya, Syria, North Korea and the Middle East, new and ongoing pandemics, epidemics or outbreaks of infectious diseases in certain parts of the world, natural/environmental disasters in certain parts of the world, terrorist attacks in the U.S. and around the world, trade or tariff arrangements, social and political discord, debt crises (such as the Greek crisis), sovereign debt downgrades, increasingly strained relations between the United States and a number of foreign countries including traditional allies, such as certain European countries, and historical adversaries, such as North Korea, Iran, China and Russia, and the international community generally, new and continued political unrest in various countries, such as Venezuela and Spain, continued changes in the balance of political power among and within the branches of the U.S. government, and government shutdowns, among others, may result in market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties in the United States and worldwide.
Periods of volatility still remain, and risks to a robust resumption of growth persist. Federal Reserve policy, including with respect to certain interest rates, may adversely affect the value, volatility and liquidity of dividend and interest paying securities.

Market volatility, dramatic changes to interest rates and/or a return to unfavorable economic conditions may lower the Company’s performance or impair the Company’s ability to achieve its investment objective.
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
Our most recent NAV was calculated on June 30, 2024 and our NAV when calculated effective September 30, 2024 and thereafter may be higher or lower.
Our NAV per common share is $8.74 as of June 30, 2024. NAV per common share as of September 30, 2024 may be higher or lower than $8.74 based on potential changes in valuations, issuances of securities, repurchases of securities, dividends paid and earnings for the quarter then ended. Our Board of Directors has not yet determined the fair value of portfolio investments at any date subsequent to June 30, 2024. Our Board of Directors determines the fair value of our portfolio investments on a quarterly basis in connection with the preparation of quarterly financial statements and based on input from independent valuation firms, the Investment Adviser, the Administrator and the Audit Committee of our Board of Directors.

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
The Investment Adviser receives a quarterly income incentive fee based, in part, on our pre-incentive fee net investment income, if any, for the immediately preceding calendar quarter. This income incentive fee is subject to a fixed quarterly hurdle rate before providing an income incentive fee return to Prospect Capital Management. This fixed hurdle rate was determined when then current interest rates were relatively low on a historical basis. Thus, as interest rates rise, it could become easier for our investment income to exceed the hurdle rate and, as a result, more likely that Prospect Capital Management will receive an income incentive fee than if interest rates on our investments remained constant or decreased. Subject to the receipt of any requisite stockholder approval under the 1940 Act, our Board of Directors may adjust the hurdle rate by amending the Investment Advisory Agreement.

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
We may experience cybersecurity incidents and are subject to cybersecurity risks. The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.
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
The occurrence of a disaster, such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our management personnel were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.
Cybersecurity failures or breaches of the Investment Adviser, the Administrator and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate our net asset value, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. We and our Investment Adviser’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. While we have established a business continuity plan in the event of, and risk management systems to prevent, such cyber-attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, we cannot control the cybersecurity plans and systems put in place by our service providers and issuers in which we invest. We and our stockholders could be negatively impacted as a result. Cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. In addition, state and federal laws and regulations related to BDC and RIC cybersecurity compliance continue to evolve and change. These changes may require substantial investments in new technology, software and personnel, which could affect our profitability. These changes may also result in enhanced and unforeseen consequences for cyber-related breaches and incidents, which may further adversely affect our profitability. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.
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
We have incurred indebtedness under our revolving credit facility and through the issuance of the Unsecured Notes, have issued and are continuing to issue preferred stock and, in the future, may issue additional preferred stock or debt securities and/or borrow additional money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which would prohibit us from paying dividends in cash or other property and could prohibit us from qualifying as a RIC. If we cannot satisfy this test, we may be required to sell a portion of our investments or sell additional shares of common stock at a time when such sales may be disadvantageous in order to repay a portion of our indebtedness or otherwise increase our net assets. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock. If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.
As a BDC regulated under provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below the current net asset value per share without stockholder approval. If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of our common stock in certain circumstances, one of which is if (i)(1) the holders of a majority of our shares (or, if less, at least 67% of a quorum consisting of a majority of our shares) and a similar majority of the holders of our shares who are not affiliated persons of us approve the sale of our common stock at a price that is less than the current net asset value (which has currently occurred and is effective through June 10, 2025), and (2) a majority of our Directors who have no financial interest in the transaction and a majority of our independent Directors (a) determine that such sale is in our and our stockholders’ best interests and (b) in consultation with any underwriter or underwriters of the offering, make a good faith determination as of a time either immediately prior to the first solicitation by us or on our behalf of firm commitments to purchase such shares, or immediately prior to the issuance of such shares, that the price at which such shares are to be sold is not less than a price which closely approximates the market value of such shares, less any distributing commission or discount or (ii) a majority of the number of the beneficial holders of our common stock entitled to vote at our annual meeting, without regard to whether a majority of such shares are voted in favor of the proposal, approve the sale of our common stock at a price that is less than the current net asset value per share.
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
Some of our portfolio companies have relatively short or no operating histories. These companies are, and will be, subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their objectives, and the value of our investment in them may decline substantially or fall to zero. In addition, investment in the middle-market companies that we are targeting involves a number of other significant risks, including:
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

We acquire majority interests in operating companies engaged in a variety of industries. When we acquire interests in these companies we generally seek to apply financial leverage to them in the form of debt. In most cases all or a portion of this debt is held by us, with the obligor being either the operating company itself, a holding company through which we own our majority interest or both. The level of debt leverage utilized by these companies makes them susceptible to the risks identified above.
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
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets may increase, and the value of our portfolio may decrease during these periods as we are required to record the values of our investments at fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we or one of our affiliates may have structured our interest in such portfolio company as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding as equity and subordinate all or a portion of our claim to claims of other creditors.
Central banks such as the Federal Reserve Bank have been increasing interest rates, though this trend has tempered recently as the rate of inflation slows. There is a risk that increased interest rates may cause the economy to enter a recession.
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
We may employ hedging techniques to minimize certain investment risks, such as fluctuations in interest and currency exchange rates, but we can offer no assurance that such strategies will be effective. If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Furthermore, our ability to engage in hedging transactions may also be adversely affected by rules adopted by the U.S. Commodity Futures Trading Commission, or the “CFTC”. The Dodd-Frank Act has made broad changes to the OTC derivatives market, granted significant new authority to the CFTC and the SEC to regulate OTC derivatives (swaps and security-based swaps) and participants in these markets. The Dodd-Frank Act is intended to regulate the OTC derivatives market by requiring many derivative transactions to be cleared and traded on an exchange, expanding entity registration requirements, imposing business conduct requirements on dealers and requiring banks to move some derivatives trading units to a non-guaranteed affiliate separate from the deposit-taking bank or divest them altogether. The CFTC has implemented mandatory clearing and exchange-trading of certain OTC derivatives contracts including many standardized interest rate swaps and credit default index swaps. The CFTC continues to approve contracts for central clearing. Exchange-trading and central clearing are expected to reduce counterparty credit risk by substituting the clearinghouse as the counterparty to a swap and increase liquidity, but exchange-trading and central clearing do not make swap transactions risk-free. Uncleared swaps, such as non-deliverable foreign currency forwards, are subject to certain margin requirements that mandate the posting and collection of minimum margin amounts. This requirement may result in the portfolio and its counterparties posting higher margin amounts for uncleared swaps than would otherwise be the case. Certain rules require centralized reporting of detailed information about many types of cleared and uncleared swaps. Reporting of swap data may result in greater market transparency, but may subject a portfolio to additional administrative burdens, and the safeguards established to protect trader anonymity may not function as expected. Under Rule 18f-4 under the 1940 Act, we are required to implement and comply with the limits on the amount of derivatives we can enter into, eliminate the asset segregation framework we previously used to comply with Section 18 of the 1940 Act, treat derivatives as senior securities so that a failure to comply with the limits would result in a statutory violation and require us, if our use of derivatives is more than a limited specified exposure amount (10% of net assets), to establish and maintain a comprehensive derivatives risk management program and appoint a derivatives risk manager. Future CFTC or SEC rulemakings could potentially limit or completely restrict our ability to use these instruments as a part of our investment strategy, increase the costs of using these instruments or make them less effective. Limits or restrictions applicable to the counterparties with which we engage in derivative transactions could also prevent us from using these instruments or affect the pricing or other factors relating to these instruments, or may change availability of certain investments.
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
Capitalizing PIK interest to loan principal may increase our gross assets, thus increasing our Investment Adviser’s future base management fees, and increases future investment income, thus increasing our Investment Adviser’s future income incentive fees at a compounding rate.
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

Business development companies are generally able to issue senior securities such that their asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. In March 2018, the Small Business Credit Availability Act added Section 61(a)(2) to the 1940 Act, a successor provision to Section 61(a)(1) referenced therein, which reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. On May 5, 2020, the Company’s stockholders voted to approve the application of the reduced asset coverage requirements in Section 61(a)(2) to the Company effective as of May 6, 2020. As a result of the stockholder approval, effective May 6, 2020, the asset coverage ratio under the 1940 Act applicable to the Company decreased to 150% from 200%. In other words, under the 1940 Act, the Company is now able to borrow $2 for investment purposes for every $1 of investor equity, as opposed to borrowing $1 for investment purposes for every $1 of investor equity. As a result, the Company is able to incur additional indebtedness, and investors in the Company may face increased investment risk. In addition, the Company’s management fee payable to the Investment Adviser is based on the Company’s average adjusted gross assets, which includes leverage and, as a result, if the Company incurs additional leverage, management fees paid to the Investment Adviser would increase.
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
•Convertible or exchangeable securities, such as the Convertible Notes outstanding or those issued in the future (including certain of the Preferred Stock (as defined herein)), may have rights, preferences and privileges more favorable than those of our common stock including, in the case of the Preferred Stock, the statutory right under the 1940 Act to vote, as a separate class, on the election of two of our directors and approval of certain fundamental transactions in certain circumstances;
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
The below calculation assumes (i) $8.3 billion in total assets, (ii) an average cost of funds of 5.76% (including preferred dividend payments), (iii) $2.5 billion in debt outstanding, (iv) $0.8 billion in liquidation preference of the 5.50% Preferred Stock outstanding, (v) $0.13 billion in 5.35% Preferred Stock outstanding, (vi) $0.8 billion in liquidation preference of 6.50% Preferred Stock outstanding, (vi) $0.6 billion in liquidation preference of Floating Rate Preferred outstanding and (vii) $3.7 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(1)	(30.6)%	(19.1)%	(7.5)%	4.0%	15.5%
The below calculation assumes (i) $8.3 billion in total assets, (ii) an average cost of funds of 5.64% (including preferred dividend payments), (iii) $2.5 billion in debt outstanding, (iv) $0.13 billion in 5.35% Preferred Stock outstanding, (v) $0.6 billion in liquidation preference of Floating Rate Preferred outstanding and (vi) $5.2 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(2)	(19.8)%	(11.7)%	(3.5)%	4.6%	12.7%

(1) Assumes no conversion of 5.50% Preferred Stock and 6.50% Preferred Stock to common stock.
(2) Assumes the conversion of $0.8 billion in 5.50% Preferred Stock and $0.8 billion in 6.50% Preferred Stock at a conversion rate based on the 5-day VWAP of our common stock on June 30, 2024, which was $5.53, and a Holder Optional Conversion Fee (as defined in the prospectus supplement relating to the applicable offering) of 9.00% on Series A1 Preferred Stock, Series A3 Preferred Stock, and Series AA2 Preferred Stock of the maximum public offering price disclosed within the applicable prospectus supplements. The actual 5-day VWAP of our common stock on a Holder Conversion Exercise Date may be more or less than $5.53, which may result in more or less shares of common stock issued.
The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.
Pursuant to SEC regulations, this table is calculated as of June 30, 2024. As a result, it has not been updated to take into account any changes in assets or leverage since June 30, 2024.
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
Floating rate securities, like the Floating Rate Preferred Stock, have risks that conventional fixed rate securities do not.
Because the interest rate of floating rate securities may be based upon the SOFR or term SOFR, there will be significant risks not associated with conventional fixed rate securities. These risks include fluctuation of the dividend rates and the possibility that you will receive a lower amount of dividends in the future as a result of such fluctuations. We have no control over various matters that are important in determining the existence, magnitude and longevity of these risks, including economic, financial and political events. We fund a portion of our investments with preferred stock, which magnifies the potential for gain or loss and the risks of investing in us in the same way as our borrowings.
Additionally, the dividend rate on the Floating Rate Preferred Stock only resets in connection with the Board of Director’s declaration of dividends on such Preferred Stock. While the Board of Director’s current practice is to declare dividends on such Preferred Stock once per quarter for the subsequent three months, which presently results in the dividend rate on the Floating Rate Preferred Stock resetting approximately every three months, the Board of Directors may change its practice in this respect in the future. This could result in more or less frequent resets of the Floating Rate Preferred Stock dividend rate, which would impact whether the dividend rate on such Preferred Stock, at any given point in time, reflects market interest rates. If the dividend rate on Floating Rate Preferred Stock does not reflect market interest rates, it could negatively impact the value of such Floating Rate Preferred Stock and investors’ ability to sell such Floating Rate Preferred Stock in any secondary market that my develop.
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
We have entered into dealer manager agreements and underwriting agreements pursuant to which we intend to sell shares of 5.50% Preferred Stock and 6.50% Preferred Stock, the terms of which could result in significant dilution to existing common stockholders.
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”) (the “Original Dealer Manager Agreement”), amended and restated on February 25, 2021 and further amended on June 9, 2022, October 7, 2022, February 10, 2023 and December 29, 2023 (as so amended, the “Amended and Restated Dealer Manager Agreement”), pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and exclusive dealer manager for the Company’s offering of up to 80,000,000 shares, par value $0.001 per share, of preferred stock, with a $2,000,000,000 aggregate liquidation preference. Under the Amended and Restated Dealer Manager Agreement, the preferred stock is being issued in multiple series, including the Series A1 Preferred Stock, the Series A3 Preferred Stock, the Series A4 Preferred Stock, the Series M1 Preferred Stock, the Series M2 Preferred Stock, the Series M3 Preferred Stock and the Series M4 Preferred Stock, and the Company may offer any future series of preferred stock, provided that the aggregate number of shares issued across all series of preferred stock under the Amended and Restated Dealer Manager Agreement shall not exceed 80,000,000 shares.
On October 30, 2020, and amended on February 18, 2022 and October 7, 2022, we entered into a Dealer Manager Agreement with InspereX LLC (“InspereX Dealer Manager Agreement”), pursuant to which InspereX LLC has agreed to serve as the Company’s agent and dealer manager for the Company’s offering of up to 10,000,000 shares, par value $0.001 per share, of 5.50% Series AA1 Preferred Stock, 5.50% Series MM1 Preferred Stock, 6.50% Series AA2 Preferred Stock and 6.50% Series MM2 Preferred Stock with a liquidation preference of $25.00 per share. The Company may offer any future series of preferred stock, provided that the aggregate number of shares issued across all series of preferred stock offered pursuant to the InspereX Dealer Manager Agreement shall not exceed 10,000,000 shares.

On May 19, 2021, we entered into an Underwriting Agreement with UBS Securities LLC, relating to the offer and sale of 187,000 shares, par value $0.001 per share, of Series A2 Preferred Stock, with a liquidation preference of $25.00 per share.
At any time prior to the listing of the 5.50% Preferred Stock or 6.50% Preferred Stock on a national securities exchange, shares of the 5.50% Preferred Stock and 6.50% Preferred Stock will be convertible, at the option of the holder of the 5.50% Preferred Stock or 6.50% Preferred Stock (the “Holder Optional Conversion”). We will settle any Holder Optional Conversion by paying or delivering, as the case may be, (A) any portion of the Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the Settlement Amount, minus (b) any portion of the Settlement Amount that we elect to pay in cash, divided by (2) the arithmetic average of the daily volume weighted average price of shares of our common stock over each of the five consecutive trading days ending on the Holder Conversion Exercise Date (such arithmetic average, the “5-day VWAP”). For the Series A1 Preferred Stock, the Series A3 Preferred Stock, the Series AA1 Preferred Stock, the Series AA2 Preferred Stock, and the Series A2 Preferred Stock, “Settlement Amount” means (A) $25.00 per share (the “Stated Value”), plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the applicable Holder Optional Conversion Fee for the respective Holder Conversion Deadline. For the “Series M Preferred Stock”), “Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the applicable Series M Clawback, if any “Series M Clawback”, if applicable, means an amount equal to the aggregate amount of all dividends, whether paid or accrued, on such share of Series M Stock in the three full months prior to the Holder Conversion Exercise Date. Subject to certain limited exceptions, we will not pay any portion of the Settlement Amount in cash (other than cash in lieu of fractional shares of our common stock) until the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred Stock has been issued. Beginning on the five year anniversary of the date on which a share of 5.50% Preferred Stock is issued, we may elect to settle all or a portion of any Holder Optional Conversion in cash without limitation or restriction. The right of holders to convert a share of 5.50% Preferred Stock or 6.50% Preferred Stock will terminate upon the listing of such share on a national securities exchange. Shares of the Floating Rate Preferred Stock do not have an Holder Optional Conversion feature.
Holders of 5.50% Preferred Stock and 6.50% Preferred Stock may elect to convert their shares of 5.50% Preferred Stock and 6.50% Preferred Stock at any time by delivering a notice of conversion (the “Holder Conversion Notice”). A Holder Conversion Notice will be effective as of the 15th day of the month (or, if the 15th day of the month is not a business day, then on the business day immediately preceding the 15th day) or the last business day of the month, whichever occurs first after a Holder Conversion Notice is duly received (each such date, a “Holder Conversion Deadline”). Any Holder Conversion Notice received after 5:00 p.m. Eastern time on a Holder Conversion Deadline will be effective as of the next Holder Conversion Deadline. For all shares of 5.50% Preferred Stock or 6.50% Preferred Stock duly submitted to us for conversion on or before a Holder Conversion Deadline, we will determine the Settlement Amount on any business day after such Holder Conversion Deadline but before the next Holder Conversion Deadline (such date, the “Holder Conversion Exercise Date”). Within such period, we may select the Holder Conversion Exercise Date in our sole discretion. We may, in our sole discretion, permit a holder to revoke their Holder Conversion Notice at any time prior to 5:00 pm, Eastern time, on the business day immediately preceding the Holder Conversion Exercise Date.
Subject to certain limited exceptions allowing earlier redemption, beginning on the earlier of the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred Stock has been issued, or the two year anniversary of the date on which a share of Floating Rate Preferred Stock has been issued or, for listed shares of 5.50% Preferred Stock or 6.50% Preferred Stock, five years from the earliest date on which any series that has been listed was first issued and, for listed shares of Floating Rate Preferred Stock, two years from the earliest date on which any series that has been listed was first issued (the earlier of such dates as applicable to a series of Preferred Stock, the “Redemption Eligibility Date”), such share of Preferred Stock may be redeemed at any time or from time to time at our option (the “Issuer Optional Redemption”) upon not less than 10 calendar days nor more than 90 calendar days written notice to the holder prior to the date fixed for redemption thereof, at a redemption price of 100% of the Stated Value of the shares to be redeemed plus unpaid dividends accrued to, but not including, the date fixed for redemption.
Subject to certain limitations, each share of 5.50% Preferred Stock and 6.50% Preferred Stock will be convertible at our option, upon not less than 30 calendar days nor more than 90 calendar days written notice to the holder (the “Issuer Optional Conversion”) prior to the date fixed for conversion thereof. We will settle any Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the 5-day VWAP, subject to our ability to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value if the 5-day VWAP represents a discount to our net asset value per share of common stock. For the 5.50% Preferred Stock, “IOC Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the date fixed for conversion. Subject to certain limited exceptions, we will not exercise an Issuer Optional

Conversion with respect to a share of 5.50% Preferred Stock or 6.50% Preferred Stock until after the date set forth in the applicable prospectus supplement with respect to the 5.50% Preferred Stock or 6.50% Preferred Stock. In connection with an Issuer Optional Conversion, we will use commercially reasonable efforts to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value. If we do not have or obtain any required stockholder approval under the 1940 Act to sell our common stock below net asset value and the 5-day VWAP is at a discount to our net asset value per share of common stock, we will settle any conversions in connection with an Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the NAV per share of common stock at the close of business on the business day immediately preceding the date of conversion (the "NAV-Based Conversion Rate"). We will not pay any portion of the IOC Settlement Amount from an Issuer Optional Conversion in cash (other than cash in lieu of fractional shares of our common stock) until the Redemption Eligibility Date. Beginning on the Redemption Eligibility Date, we may elect to settle any Issuer Optional Conversion in cash without limitation or restriction. In the event that we exercise an Issuer Optional Conversion with respect to any shares of 5.50% Preferred Stock or 6.50% Preferred Stock, the holder of such 5.50% Preferred Stock or 6.50% Preferred Stock may instead elect a Holder Optional Conversion with respect to such 5.50% Preferred Stock or 6.50% Preferred Stock provided that the date of conversion for such Holder Optional Conversion would occur prior to the date of conversion for an Issuer Optional Conversion. Shares of the Floating Rate Preferred Stock do not have an Issuer Optional Conversion feature.
On June 12, 2020, June 11, 2021, June 10, 2022 and June 9, 2023, we obtained stockholder approval under Section 63 of the 1940 Act to issue shares of common stock below net asset value until June 9, 2024. On June 10, 2024 at a special meeting of our stockholders, our stockholders again authorized us to issue shares of our common stock below net asset value during the next 12 months until June 10, 2025. We believe that pursuant to this approval any shares of 5.50% Preferred Stock or 6.50% Preferred Stock issued prior to June 10, 2025 may be converted into shares of common stock pursuant to the Issuer Optional Conversion using the 5-day VWAP to determine the conversion rate at any time, including after June 10, 2025. We believe any shares of 5.50% Preferred Stock or 6.50% Preferred Stock issued after June 10, 2025 may be converted into shares of common stock pursuant to the Issuer Optional Conversion using the 5-day VWAP to determine the conversion rate only if we have obtained stockholder approval for the period in which such shares of 5.50% Preferred Stock or 6.50% Preferred Stock were issued (assuming the 5-day VWAP results in a price below net asset value).
The application of Section 63 of the 1940 Act with respect to the conversion of the 5.50% Preferred Stock or 6.50% Preferred Stock under the Issuer Optional Conversion is unclear. It is possible the SEC will assert a position that stockholder approval to issue shares of common stock below net asset value must be obtained for the year in which the Issuer Optional Conversion is exercised, instead of the time at which the 5.50% Preferred Stock or 6.50% Preferred Stock is issued. If the SEC asserted this position and prevailed, we would be required to obtain stockholder approval under the 1940 Act for the years in which we exercise the Issuer Optional Conversion. Obtaining this approval may cause us to incur additional costs and there can be no assurance such stockholder approval will be obtained. If we cannot obtain stockholder approval required by the 1940 Act to issue shares of common stock below net asset value at the time of an Issuer Optional Conversion, then the Issuer Optional Conversion will be effected at the NAV-Based Conversion Rate.
An investment in shares of the 5.50% Preferred Stock and 6.50% Preferred Stock involves certain additional risks, including the risks discussed herein. For additional information on the 5.50% Preferred Stock and 6.50% Preferred Stock, including the risks involved in investing in the 5.50% Preferred Stock or 6.50% Preferred Stock, please refer to the applicable prospectus supplement pursuant to which such sale is made.
The price of our common stock may fluctuate significantly during the period used to calculate any 5-day VWAP with respect to the 5.50% Preferred Stock and 6.50% Preferred Stock, and this may make it difficult for holders of the 5.50% Preferred Stock and 6.50% Preferred Stock to resell the 5.50% Preferred Stock and 6.50% Preferred Stock or common stock issuable upon conversion of the 5.50% Preferred Stock and 6.50% Preferred Stock when such holder wants or at prices such holder finds attractive.
The price of our common stock on the Nasdaq Global Select Market constantly changes. We expect that the market price of our common stock will continue to fluctuate. Because the 5.50% Preferred Stock and 6.50% Preferred Stock are convertible into our common stock based on the 5-day VWAP, volatility or declining prices for our common stock during the period used to determine the 5-day VWAP or during the period between when a holder delivers a Holder Conversion Notice and the related Holder Conversion Exercise Date, could have a similar effect on the value of the 5.50% Preferred Stock and 6.50% Preferred Stock or the trading price thereof when and if the 5.50% Preferred Stock and 6.50% Preferred Stock are ever listed.
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
With respect to the 5.50% Preferred Stock and 6.50% Preferred Stock, the consideration paid upon a Holder Optional Conversion and Issuer Optional Conversion is uncertain.
Under the terms of the 5.50% Preferred Stock and 6.50% Preferred Stock, we or holders of shares of the 5.50% Preferred Stock and 6.50% Preferred Stock may choose to convert shares of 5.50% Preferred Stock 6.50% Preferred Stock at a time when the market price of common stock has dropped significantly. If we elect to settle conversions in shares of our common stock, this may cause significant dilution to the net asset value per share of our outstanding shares of common stock, including shares of common stock owned by holders of 5.50% Preferred Stock and 6.50% Preferred Stock that had previously converted their 5.50% Preferred Stock and 6.50% Preferred Stock into common stock. With respect to any conversion of the 5.50% Preferred Stock and 6.50% Preferred Stock, we may elect, at our sole discretion and subject to certain restrictions and limitations, to pay any portion (or no portion) of the amount owed in cash and settle the remaining portion in shares of our common stock. We will not pay any portion of the conversion proceeds for a share of 5.50% Preferred Stock and 6.50% Preferred Stock from a Holder Optional Conversion in cash (other than cash in lieu of fractional shares of our common stock) until the five year anniversary of the date on which such share of 5.50% Preferred Stock and 6.50% Preferred Stock has been issued, unless our Board of Directors determines, in its sole discretion, that the issuance of common stock in satisfaction of a Holder Optional Conversion would be materially detrimental to, and not in the best interest of, existing common stockholders. Beginning on the five year anniversary of the date on which a share of 5.50% Preferred Stock and 6.50% Preferred Stock are issued, we may elect to settle all or a portion of any Holder Optional Conversion in cash without limitation or restriction.
The conversion rates for the Holder Optional Conversion and, assuming we have the necessary approval under the 1940 Act, the Issuer Optional Conversion are both based on the 5-day VWAP, which may represent a discount to the NAV per share of our common stock. If we do not have or obtain any required stockholder approval under the 1940 Act to sell our common stock below net asset value, 5.50% Preferred Stock and 6.50% Preferred Stock may be converted into common stock in connection with an Issuer Optional Conversion at a conversion rate based on our NAV per share of common stock if the 5-day VWAP represents a discount to the NAV per share of our common stock. In this circumstance, there may be fewer shares of common stock issued upon conversion of the shares of 5.50% Preferred Stock and 6.50% Preferred Stock; while this would reduce dilution to existing common stockholders, including former holders of 5.50% Preferred Stock and 6.50% Preferred Stock who had previously converted their holdings to common stock, it would also reduce the proportionate interest in the Company (and thus the economic benefit to the holder of 5.50% Preferred Stock and 6.50% Preferred Stock) for holders of 5.50% Preferred Stock and 6.50% Preferred Stock subject to such an Issuer Optional Conversion. Conversely, a conversion rate based on the 5-day VWAP, if it represents a discount to our net asset value per share of common stock, would result in greater dilution to existing common stockholders (including former holders of 5.50% Preferred Stock and 6.50% Preferred Stock who had previously converted their holdings to common stock), and this outcome may be more likely given that the notice period for a Holder Optional Conversion is shorter than the notice period for an Issuer Optional Conversion, so holders of 5.50% Preferred Stock and 6.50% Preferred Stock can supersede any Issuer Optional Conversion and obtain a conversion rate based on the 5-day VWAP (assuming the 5.50% Preferred Stock and 6.50% Preferred Stock is settled in shares of our common stock and not cash).
Unlike the 5.50% Preferred Stock and 6.50% Preferred Stock, the Floating Rate Preferred Stock do not have a Holder Optional Conversion feature.
At any time prior to the listing of the 5.50% Preferred Stock and 6.50% Preferred Stock on a national securities exchange, such shares of 5.50% Preferred Stock and 6.50% Preferred Stock will be convertible, at the option of the holder of such 5.50%

Preferred Stock and 6.50% Preferred Stock, as described herein. The Floating Rate Preferred Stock do not have a Holder Optional Conversion feature and as such, holders of such shares will have different, and in some respects more limited, liquidity options as compared to holders of 5.50% Preferred Stock and 6.50% Preferred Stock should they no longer wish to hold the shares.
Redemption of our Floating Rate Preferred Stock at the Holder’s option is limited.
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
For the Series M4 Preferred Stock, “HOR Settlement Amount” means (A) the stated value, plus (B) unpaid dividends accrued to, but not including, the Holder Redemption Exercise Date, but if a holder of Series M4 Preferred Stock exercises a Holder Optional Redemption within the first twenty-four months of issuance of such Series M4 Preferred Stock, the HOR Settlement Amount payable to such holder will be reduced by (i) during the first twelve months of issuance of such Series M4 Preferred Stock, the aggregate amount of all dividends, whether paid or accrued, on such Series M4 Preferred Stock in the six-month period prior to the Holder Redemption Exercise Date, and (ii) during the second twelve months of issuance of such Series M4 Preferred Stock, the aggregate amount of all dividends, whether paid or accrued, on such Series M4 Preferred Stock in the three-month period prior to the Holder Redemption Exercise Date (such amount, the “Series M4 Shares Clawback”). We are permitted to waive the Series M4 Shares Clawback through public announcement of the terms and duration of such waiver. Any such waiver would apply to any holder of Preferred Stock qualifying for the waiver and exercising a Holder Optional Redemption during the pendency of the term of such waiver. Although we have retained the right to waive the Series M4 Shares Clawback in the manner described above, we are not required to establish any such waivers and we may never establish any such waivers.
Redemptions pursuant to an Issuer Optional Redemption will not count toward the 2% / 5% / 20% limits above applied to Holder Optional Redemptions by holders of the Floating Rate Preferred Stock. Optional redemptions following death of a holder will count toward the 2% / 5% / 20% limits above but will not be subject to such limits.
Moreover, redemptions can only be submitted once per month and we have the option to settle such redemptions up to the Holder Redemption Deadline occurring two months thereafter. Holders of Floating Rate Preferred Stock may thus experience a significant delay in receiving redemption proceeds.
There is no cap on the number of shares of common stock that can be issued upon the conversion of shares of 5.50% Preferred Stock and 6.50% Preferred Stock. The conversion of the 5.50% Preferred Stock and 6.50% Preferred Stock into shares of common stock could cause the price of common stock to decline significantly.
There is no cap on the number of shares of common stock that can be issued upon the conversion of shares of 5.50% Preferred Stock and 6.50% Preferred Stock. Because the number of shares of common stock issued upon conversion of the 5.50% Preferred Stock and 6.50% Preferred Stock will be based on the price of shares of common stock, the lower the price of our common stock at the time of conversion, the more shares of our common stock into which the 5.50% Preferred Stock and 6.50% Preferred Stock are convertible and the greater the dilution that will be experienced by holders of our common stock. Accordingly, there is no limit on the amount of dilution that may be experienced by holders of our common stock.
The issuance of the 5.50% Preferred Stock and 6.50% Preferred Stock may be followed by a decline in the price of our common stock, creating additional dilution to the existing holders of the common stock. Such a price decline may allow holders of 5.50% Preferred Stock and 6.50% Preferred Stock to convert shares of 5.50% Preferred Stock and 6.50% Preferred Stock into large amounts of the Company’s common stock. As these shares of common stock are issued upon conversion of the 5.50% Preferred Stock and 6.50% Preferred Stock, our common stock price may decline further.
Additionally, the issuance of the 5.50% Preferred Stock and 6.50% Preferred Stock could result in our failure to comply with the Nasdaq Global Select Market’s listing standards. The Nasdaq Global Select Market’s listing standards that may be affected by the issuance of the 5.50% Preferred Stock and 6.50% Preferred Stock include voting rights rules, bid price requirements, listing of additional shares rules, change in control rules and the Nasdaq Global Select Market’s discretionary authority rules. Failure to comply with any of these rules could result in the delisting of the Company’s common stock from the Nasdaq Global Select Market or impact the ability to list the 5.50% Preferred Stock and 6.50% Preferred Stock on a national securities exchange.
The potential decline in the price of our common stock described above may negatively affect the price of our common stock and our ability to obtain financing in the future. In addition, the issuance of the 5.50% Preferred Stock and 6.50% Preferred Stock may provide incentives for holders thereof that intend to convert their shares to seek to cause a decline in the price of our common stock (including through selling our common stock short) in order to receive an increased number of shares of our common stock upon such conversion of the 5.50% Preferred Stock and 6.50% Preferred Stock, and may encourage other investors to sell short or otherwise dispose of our common stock.
Our charter currently authorizes us to issue approximately 910.0 million shares of common stock, in addition to our shares of common stock currently outstanding or reserved for issuance upon conversion of the Convertible Notes, and after reflecting the reclassification of 647.9 million shares of common stock as Preferred Stock. Although the Board of Directors can increase the amount of our authorized common stock and reclassify unissued preferred stock as common stock without stockholder approval, if they did not do so for any reason and our 5-day VWAP fell below approximately $2.49 per share of common stock (assuming we issued all 90,187,000 shares of the 5.50% Preferred Stock and 6.50% Preferred Stock available pursuant to the respective offerings), we would be required to settle any conversion of 5.50% Preferred Stock and 6.50% Preferred Stock in cash (to the extent we had cash available) or list the 5.50% Preferred Stock and 6.50% Preferred Stock on a national securities exchange and the value of our shares of 5.50% Preferred Stock and 6.50% Preferred Stock would then equal their market price, which may be less than $25.00 per share.
Future sales of our common stock in the public market or the issuance of securities senior to our common stock could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings, and may affect the value of the 5.50% Preferred Stock, 6.50% Preferred Stock and Floating Rate Preferred Stock.
Future sales of substantial amounts of our common stock or equity‑related securities in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity‑related securities, and may affect the value of the 5.50% Preferred Stock, 6.50% Preferred Stock and Floating Rate Preferred Stock. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale, will have on the trading price of our common stock or the value of the 5.50% Preferred Stock, 6.50% Preferred Stock or Floating Rate Preferred Stock.
Shares of common stock, which shares of 5.50% Preferred Stock and 6.50% Preferred Stock may be converted into, rank junior to the 5.50% Preferred Stock and 6.50% Preferred Stock with respect to dividends and upon liquidation.
We may choose to convert the 5.50% Preferred Stock and 6.50% Preferred Stock to shares of our common stock. Holders of 5.50% Preferred Stock and 6.50% Preferred Stock may also choose to convert their 5.50% Preferred Stock and 6.50% Preferred Stock, subject to our election to settle conversions in cash or shares of our common stock or a combination thereof. The rights of the holders of shares of 5.50% Preferred Stock and 6.50% Preferred Stock rank senior to the rights of the holders of shares of our common stock as to dividends and payments upon liquidation. Unless full cumulative dividends on our shares of 5.50% Preferred Stock and 6.50% Preferred Stock for all past dividend periods have been declared and paid (or set apart for payment), we will not declare or pay dividends with respect to any shares of our common stock for any period. Upon liquidation, dissolution or winding up of the Company, the holders of shares of our 5.50% Preferred Stock and 6.50% Preferred Stock are entitled to receive the Stated Value of $25.00 per share, plus an amount equal to any accumulated, accrued and unpaid dividends at the applicable rate, after provision is made for our senior liabilities, but prior and in preference to any distribution to the holders of shares of our common stock or any other class of our equity securities junior to any and all shares of our preferred stock outstanding (“Preferred Stock”).
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
The 5.35% Series A Fixed Rate Cumulative Perpetual Preferred Stock (the “5.35% Preferred Stock”) is listed on the NYSE under the symbol “PSEC PRA” and has a limited trading history. Additionally, we may list the 5.50% Preferred Stock, 6.50% Preferred Stock and Floating Rate Preferred Stock on a national securities exchange upon notice to holders of 5.50% Preferred Stock, 6.50% Preferred Stock and Floating Rate Preferred Stock. We cannot accurately predict the trading patterns of our Preferred Stock, including the effective costs of trading the stock, and a liquid secondary market may not develop. There is also a risk that our publicly traded preferred stock may be thinly traded, and the market for such shares may be relatively illiquid compared to the market for other types of securities, with the spread between the bid and asked prices considerably greater than the spreads of other securities with comparable terms and features. The trading price of any publicly traded preferred stock would depend on many factors, including:
•prevailing interest rates;
•the market for similar securities;
•general economic and financial market conditions;
•our issuance of debt or other preferred equity securities; and
•our financial condition, results of operations and prospects.
In addition, the 5.50% Preferred Stock, 6.50% Preferred Stock pays dividends at a fixed rate and the Floating Rate Preferred Stock pay dividends at floating rates (subject to a minimum total dividend rate of 6.50% and a maximum total dividend rate of 8.00%). Prices of fixed income investments tend to vary inversely with changes in market yields. The market yields on securities comparable to the Preferred Stock may increase, which would likely result in a decline in the value of the Preferred Stock. Additionally, if interest rates rise, securities comparable to the Preferred Stock may pay higher dividend rates and holders of the Preferred Stock may not be able to sell the Preferred Stock at the Stated Value or Liquidation Preference (as defined in the applicable prospectus supplement) and reinvest the proceeds at market rates.
The Company may be subject to a greater risk in this period of heightened interest rates. There is a possibility that interest rates may continue to rise, which would likely drive down the prices of income- or dividend-paying securities.
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

As of June 30, 2024, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in our credit facility. Failure to comply with these covenants would result in a default under this facility which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments under the facility and thereby have a material adverse impact on our business, financial condition and results of operations.
Failure to extend our existing credit facility, the revolving period of which is currently scheduled to expire on June 28, 2028, could have a material adverse effect on our results of operations and financial position and our ability to pay expenses and make distributions.
The revolving period for our credit facility with a syndicate of lenders is currently scheduled to terminate on June 28, 2028, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders. If the credit facility is not renewed or extended by the participant banks by June 28, 2028, we will not be able to make further borrowings under the facility after such date and the outstanding principal balance on that date will be due and payable on June 28, 2029. As of June 30, 2024, we had $794,796 of outstanding borrowings under our credit facility. Interest on borrowings under the credit facility is one-month SOFR plus 205 basis points with a minimum SOFR floor of zero. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 40 basis points if more than 60% of the credit facility is drawn, 70 basis points if more than 35% and an amount less than or equal to 60% of the credit facility is drawn, or 150 basis points if an amount less than or equal to 35% of the credit facility is drawn.
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
The Unsecured Notes mature at various dates from February 15, 2025 to March 15, 2052. If we are unable to refinance the Unsecured Notes or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding at maturity under the facility during the one-year term-out period through one or more of the following: (1) borrowing additional funds under our then current credit facility, (2) issuance of additional common stock or (3) possible liquidation of some or all of our loans and other assets, any of which could have a material adverse effect on our results of operations and financial position. In addition, our stock price could decline significantly; we would be restricted in our ability to acquire new investments and, in connection with our year-end audit, our independent registered accounting firm could raise an issue as to our ability to continue as a going concern.
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
Under the 1940 Act, when our common stock is trading below its net asset value per share, we will not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. On June 10, 2024, at a special meeting of stockholders, our stockholders reauthorized us to sell shares of our common stock (during the following 12 months) at a price or prices below our net asset value per share at the time of sale in one or more offerings subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of its outstanding common stock immediately prior to such sale).
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
Moreover, while we have declared common stock distributions through August 2024 at the same rate as the 84 months prior to such declaration, we cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay common stock distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report. In addition, if we are unable to satisfy the asset coverage test applicable to us under the 1940 Act as a business development company or if we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make common stock distributions. If we declare a common stock distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make common stock distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.
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
Sales or issuances of Preferred Stock at a discount to Stated Value reduces the net assets available to holders of our common stock.

We may receive net proceeds from the issuance of Preferred Stock in an amount less than the Stated Value of such Preferred Stock which reduces net assets available to holders of our common stock. Additionally, additional shares of the Company’s 5.50% Preferred Stock and 6.50% Preferred Stock issued pursuant to the Preferred Stock DRIP are issued at a 5% discount from the Stated Value of $25.00 per share of the 5.50% Preferred Stock and 6.50% Preferred Stock. Because DRIP-issued Preferred Stock, like all Preferred Stock, has a $25.00 Stated Value, these issuances also reduce the net assets available to holders of our common stock. Such reductions reflect part of the issuance expenses of the 5.50% Preferred Stock and 6.50% Preferred Stock that common shareholders bear. See “Senior Securities, including debt and preferred equity, expose us to additional risks, including the typical risks associated with leverage and could adversely affect our business, financial condition and result of operations.”
Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.
Sales of substantial amounts of our common stock, or the availability of such common stock for sale (including as a result of the conversion of the 5.50% Preferred Stock, 6.50% Preferred Stock or of the Convertible Notes into common stock), could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.
If we sell shares of our common stock or securities to subscribe for or are convertible into shares of our common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.
On June 10, 2024, at a special meeting of stockholders, our stockholders authorized us to sell shares of our common stock (during the following 12 months) at a price or prices below our net asset value per share at the time of sale in one or more offerings subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of its outstanding common stock immediately prior to such sale).
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
•future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities, including the 5.50% Preferred Stock, 6.50% Preferred Stock and the Convertible Notes;
•the occurrence of one or more natural disasters, pandemic outbreaks or other health crises;
•concerns regarding European sovereign debt;
•changes in prevailing interest rates;
•prolonged inflation;
•litigation matters;
•general economic trends and other external factors; and
•loss of a major funding source.

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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
As an externally managed closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act, our day-to-day operations are managed by the Investment Adviser, Administrator and our executive officers under the oversight of our Board of Directors. As such, we rely on the cybersecurity policies and procedures implemented by Prospect

Capital Management, for assessing, identifying and managing material risks to our business from cybersecurity threats. Below are details that Prospect Capital Management has provided to us regarding its cybersecurity program that are relevant to us.
Prospect Capital Management has processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on, or through, our electronic information systems that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems.
In accordance with the Prospect Capital Management Information Technology Operations and Procedures, the cross-functional Change Advisory Board (“CAB”) governs and oversees the advancement and implementation of policies and procedures to reasonably prevent security incidents. Prospect Capital Management’s cybersecurity program also includes review and assessment by third parties of the cybersecurity processes and systems. These third parties assess and report on Prospect Capital Management’s compliance with applicable laws and regulations and its internal incident response preparedness, including benchmarking to best practices and industry frameworks and help identify areas for continued focus and improvement.
Prospect Capital Management uses processes to oversee and identify material risks from cybersecurity threats, including those associated with the use of third-party service providers. Additionally, Prospect Capital Management uses systems and processes designed to reduce the impact of a security incident at a third-party service provider. As part of its risk management process. Prospect Capital Management, also maintains an incident response plan that is utilized when cybersecurity incidents impacting us, our Investment Adviser, or our Administrator are detected.
Prospect Capital Management conducts regular phishing tests where educational materials are provided in each test for those who fail. Prospect Capital Management is implementing security awareness training which will be conducted annually for staff with a high failure rate on the phishing tests.
In the last three fiscal years, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For additional discussion on risks posed by cybersecurity threats, see “Item 1A. Risk Factors - Risks Relating to Our Business- We may experience cybersecurity incidents and are subject to cybersecurity risks. The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.
Board of Director Oversight of Cybersecurity Risks
Our Board of Directors provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. Our Board of Directors receives periodic updates from the Company’s Chief Compliance Officer (“CCO”), which incorporates updates provided by the Adviser regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.
Management's Role in Cybersecurity Risk Management
The Company’s management, including the Company’s CCO, manage the Company’s cybersecurity program. The CCO supervises the Company’s oversight function generally and relies on the Adviser’s technology team to assist with assessing and managing material risks from cybersecurity threats. The CCO has been responsible for this oversight function as CCO of the Company for more than five years and has worked in the financial services industry for more than 20 years, during which time the CCO has gained expertise in assessing and managing risk applicable to the Company.
Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Adviser.
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
We are not aware of any material legal proceedings as of June 30, 2024.

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

		Stock Price		Premium (Discount) of High to NAV	Premium (Discount) of Low to NAV
	NAV(1)	High(2)	Low(2)
Year Ended June 30, 2023
First quarter	$10.01	$8.18	$6.11	(18.3)%	(39.0)%
Second quarter	9.94	7.82	6.39	(21.3)%	(35.7)%
Third quarter	9.48	7.66	6.67	(19.2)%	(29.6)%
Fourth quarter	9.24	6.94	6.08	(24.9)%	(34.2)%
Year Ended June 30, 2024
First quarter	$9.25	$6.65	$5.94	(28.1)%	(35.8)%
Second quarter	8.92	6.18	5.08	(30.7)%	(43.0)%
Third quarter	8.99	6.24	5.33	(30.6)%	(40.7)%
Fourth quarter	8.74	5.69	5.21	(34.9)%	(40.4)%
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
As of August 27, 2024, there were 191 shareholders of record of our common stock. This figure does not include a substantially greater number of beneficial holders of our common stock, whose shares are held in the names of brokers, dealers and clearing agencies.
Recent Sales of Common Stock Below Net Asset Value
At our 2009, 2010, 2011, 2012 and 2013 annual meeting of stockholders, and at special meetings of stockholders held on June 12, 2020, June 11, 2021, June 10, 2022, June 9, 2023 and June 10, 2024 our stockholders approved our ability to sell shares of our common stock at a price or prices below our NAV per common share at the time of sale in one or more offerings. The current approval to sell shares of our common stock below our NAV per common share is valid until June 10, 2025 and subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of our outstanding common stock immediately prior to such sale). Accordingly, we may make offerings of our common stock without any limitation on the total amount of dilution to stockholders. Our prospectus supplement and accompanying prospectus relating to this offering contains additional information about these offerings. Pursuant to the authority granted by our stockholders and the approval of our Board of Directors, we have made the following offerings below NAV per common share:

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
We did not have an excise tax liability for the calendar year ended December 31, 2023. As of June 30, 2024, we do not expect to have any excise tax due for the 2024 calendar year. Tax characteristics of all distributions will be reported to stockholders, as appropriate, on Form 1099-DIV after the end of the calendar year.
In addition, although we currently intend to distribute realized net capital gains (which we define as net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions, we may decide in the future to retain such capital gains for investment. In such event, the consequences of our retention of net capital gains are described under “Material U.S. Federal Income Tax Considerations.” We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.
During the years ended June 30, 2024 and June 30, 2023, we distributed approximately $297.6 million and $287.2 million, respectively, to our common stockholders. The following table summarizes our distributions declared and payable for the years ended June 30, 2024 and June 30, 2023.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/9/2023	7/27/2023	8/22/2023	0.060000	$24,317
5/9/2023	8/29/2023	9/20/2023	0.060000	24,418
8/29/2023	9/27/2023	10/19/2023	0.060000	24,517
8/29/2023	10/27/2023	11/20/2023	0.060000	24,611
11/8/2023	11/28/2023	12/19/2023	0.060000	24,692
11/8/2023	12/27/2023	1/18/2024	0.060000	24,753
11/8/2023	1/29/2024	2/20/2024	0.060000	24,823
2/8/2024	2/27/2024	3/20/2024	0.060000	24,896
2/8/2024	3/27/2024	4/18/2024	0.060000	24,966
2/8/2024	4/26/2024	5/21/2024	0.060000	25,049
5/8/2024	5/29/2024	6/18/2024	0.060000	25,107
5/8/2024	6/26/2024	7/18/2024	0.060000	25,484
Total declared and payable for the year ended June 30, 2024				$297,633

5/9/2022	7/27/2022	8/18/2022	0.060000	$23,635
5/9/2022	8/29/2022	9/21/2022	0.060000	23,670
8/29/2022	9/28/2022	10/20/2022	0.060000	23,767
8/29/2022	10/27/2022	11/17/2022	0.060000	23,857
11/9/2022	11/28/2022	12/20/2022	0.060000	23,888
11/9/2022	12/28/2022	1/19/2023	0.060000	23,925
11/9/2022	1/27/2023	2/16/2023	0.060000	23,965
2/8/2023	2/24/2023	3/22/2023	0.060000	24,003
2/8/2023	3/29/2023	4/19/2023	0.060000	24,041
2/8/2023	4/26/2023	5/18/2023	0.060000	24,085
5/9/2023	5/26/2023	6/21/2023	0.060000	24,171
5/9/2023	6/28/2023	7/20/2023	0.060000	24,234
Total declared and payable for the year ended June 30, 2023				$287,241
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during the years ended June 30, 2024 and June 30, 2023. It does not include distributions previously declared to common stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to June 30, 2024:
•$0.06 per share for July 2024 holders of record on July 29, 2024 with a payment date of August 21, 2024.
•$0.06 per share for August 2024 holders of record on August 28, 2024 with a payment date of September 19, 2024.

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
During the years ended June 30, 2024 and June 30, 2023, we distributed 6,736,142 and 7,474,975 shares of our common stock, respectively, in connection with the Plan. All of the shares of common stock distributed to our stockholders were new issues. The following table summarizes the shares issued through the reinvestment of dividends in the years ended June 30, 2024 and June 30, 2023.

Record Date	Payment Date	Shares Issued(1)	Value of Shares (in thousands)	% of Distribution
6/28/2023	7/20/2023	507,739	$3,159	13.0%
7/27/2023	8/22/2023	544,283	3,164	13.0%
8/29/2023	9/20/2023	486,236	2,841	11.6%
9/27/2023	10/19/2023	560,746	3,132	12.8%
10/27/2023	11/20/2023	571,512	3,111	12.6%
11/28/2023	12/19/2023	549,175	3,167	12.8%
12/27/2023	1/18/2024	561,852	3,155	12.7%
01/29/2024	2/20/2024	578,398	3,203	12.9%
02/27/2024	3/20/2024	632,893	3,295	13.2%
03/27/2024	4/18/2024	620,679	3,196	12.8%
04/26/2024	5/21/2024	555,569	2,964	11.8%
05/29/2024	6/18/2024	567,060	3,012	12.0%
Total issued in the year ended June 30, 2024		6,736,142	$37,399

6/28/2022	7/20/2022	438,294	$3,069	13.0%
7/27/2022	8/18/2022	412,806	3,157	13.4%
8/29/2022	9/21/2022	1,303,858	9,017	38.1%
9/28/2022	10/20/2022	1,395,583	9,082	38.2%
10/27/2022	11/17/2022	440,526	3,164	13.3%
11/28/2022	12/20/2022	468,439	3,200	13.4%
12/28/2023	1/19/2023	458,461	3,218	13.5%
01/27/2023	2/16/2023	448,326	3,258	13.6%
02/24/2023	3/22/2023	492,809	3,282	13.7%
03/29/2023	4/19/2023	516,449	3,351	13.9%
04/26/2023	5/18/2023	561,540	3,393	14.1%
05/26/2023	6/21/2023	537,884	3,168	13.1%
Total issued in the year ended June 30, 2023		7,474,975	$50,359
(1) Number of newly-issued common shares to be credited to a common stockholder’s account to be determined by dividing (i) the total dollar amount of the dividend payable to such common stockholder by (ii) 95% of the closing market price per share of our stock on the date fixed by our Board of Directors for such distribution (thereby providing a 5% discount to the market price of our common stock on such date).

Registered common stockholders who opt out of the Plan must notify the Plan administrator prior to the payment date in order for that distribution to be paid in cash. As such, the table above includes distributions with payment dates during the years ended June 30, 2024 and June 30, 2023. It does not include distributions previously declared and recorded as payable to common stockholders on any future dates, as those amounts are not yet determinable.

Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”), pursuant to which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify stockholders of our intention to purchase our common stock.
We did not repurchase any shares of our common stock under the Repurchase Program for the years ended June 30, 2024 and June 30, 2023.
As of June 30, 2024, the approximate dollar value of shares that may yet be purchased under the plan is $65.9 million.
On June 16, 2022, our Board of Directors authorized the repurchase of up to 1.5 million shares our Series A Preferred Stock and further on October 11, 2023, authorized any and all outstanding Series A Preferred Stock to be repurchased. The manner, price, volume and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. There were no repurchases during the quarter ended June 30, 2024.
During the quarter ended June 30, 2024, we exchanged an aggregate of 556,836 Series M1 Preferred Stock for an aggregate of 10,806 and 546,030 newly-issued Series M3 Preferred Stock and Series M4 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act. During the quarter ended June 30, 2024, we exchanged an aggregate of 338,068 Series M3 Preferred Stock for an aggregate of 338,068 newly-issued Series M4 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act. Section 3(a)(9) provides that the registration requirements of the Securities Act will not apply to “any security exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.” We have no contract, arrangement or understanding relating to, and will not, directly or indirectly, pay any commission or other remuneration to any broker, dealer, salesperson, agent or any other person for soliciting exchanges in the exchange offer.
The shares of Series M3 Preferred Stock and Series M4 Preferred Stock issued in the exchange were issued in each case to an existing security holder of the Company, along with cash in respect of accrued but unpaid dividends on the exchanged securities, exclusively in exchange for such holder’s securities and no commission or other remuneration was paid or given for soliciting the exchange. The Series M1 Preferred Stock and Series M3 Preferred Stock are convertible at the option of the holder. See Note 9 for further discussion of the features of the Series M1 Preferred Stock, Series M3 Preferred Stock and Series M4 Preferred Stock. Other exceptions may apply.

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
The below graph is based on historical stock prices and measures total stockholder return, which takes into account both changes in stock price and dividends. The total return assumes that dividends were reinvested daily and is based on a $100 investment on June 30, 2019. This stock performance graph is not necessarily indicative of future stock performance. Index performance is shown for illustrative purposes only and does not reflect any deduction for fees or expenses. It is not possible to invest directly in an unmanaged index.

$250
$225
$200
$175
$150
$125
$100
$75
6/30/2019
6/30/2020
6/30/2021
6/30/2022
6/30/2023
6/30/2024
Prospect Capital Corporation
S&P 500 Index
S&P BDC Index
S&P/LSTA Leveraged Loan Total Return Index

Fees and Expenses
The following tables are intended to assist you in understanding the costs and expenses that an investor will bear directly or indirectly based on the Company’s capital structure as of June 30, 2024. We caution you that some of the percentages indicated in the table below are estimates and may vary. In these tables, we assume that we have borrowed $2.1 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.7 billion. Except where the context suggests otherwise, any reference to fees or expenses paid by “you” or “us” or that “we” will pay fees or expenses, the Company will pay such fees and expenses out of our net assets and, consequently, you will indirectly bear such fees or expenses as an investor in the Company. However, you will not be required to deliver any money or otherwise bear personal liability or responsibility for such fees or expenses.

Stockholder transaction expenses:
Sales load (as a percentage of offering price)(1)	-
Offering expenses borne by the Company (as a percentage of offering price)(2)	-
Dividend reinvestment plan expenses(3)	$15.00
Total stockholder transaction expenses (as a percentage of offering price)	-
Annual expenses (as a percentage of net assets attributable to common stock):
Management fees(4)	4.92%
Incentive fees payable under Investment Advisory Agreement (20% of realized capital gains and 20% of pre-incentive fee net investment income)(5)	2.17%
Total advisory fees	7.09%
Total interest expense(6)	6.21%
Other expenses(7)	1.19%
Total annual expenses(5)(7)	14.49%
Dividends on Preferred Stock(8)	2.82%
Total annual expenses after dividends on Preferred Stock(9)	17.31%
Example
The following table demonstrates the projected dollar amount of cumulative expenses we would pay out of net assets and that you would indirectly bear over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we have issued $0.9 billion in 5.50% Preferred Stock paying dividends of 5.50% per annum, $0.7 billion in 6.50% Preferred Stock paying dividends of 6.50% per annum, $0.1 billion in preferred stock paying dividends of a floating rate (assuming 7.32% annualized, based on the floating rate as of 5/8/2024), $0.15 billion in 5.35% Preferred Stock paying dividends of 5.35% per annum, we have borrowed $2.1 billion available under our line of credit, in addition to our other indebtedness of $1.7 billion, and that our annual operating expenses would remain at the levels set forth in the table above and that we would pay the costs shown in the table above.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return*	$147	$399	$605	$969
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return**	$157	$422	$634	$994
____________________________________
*     Assumes that we will not realize any capital gains computed net of all realized capital losses and unrealized capital depreciation.
**     Assumes no unrealized capital depreciation or realized capital losses and 5% annual return resulting entirely from net realized capital gains (and therefore subject to the capital gains incentive fee).
While the example assumed, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. The income incentive fee under our Investment Advisory Agreement with Prospect Capital Management is unlikely to be material assuming a 5% annual return and is not included in the example. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our distributions to our common stockholders and our expenses would likely be higher. In addition, while the example assumes reinvestment of all dividends and other distributions at NAV, participants in our dividend reinvestment plan will receive a number of shares of our common stock determined by dividing the total dollar amount of the distribution payable to a participants by the market price per share of our common stock at the close of trading on the valuation date for the distribution. See “Dividend Reinvestment Plan” for additional information regarding our dividend reinvestment plan.
This example and the expenses in the table above should not be considered a representation of our future expenses. Actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.
____________________________________

(1) In the event that securities are sold to or through underwriters, a corresponding prospectus supplement will disclose the estimated applicable sales load.
(2) The related prospectus supplement will disclose the estimated amount of offering expenses, the offering price and the estimated offering expenses borne by us as a percentage of the offering price.
(3) The expenses of the dividend reinvestment plan are included in “other expenses.” The plan administrator’s fees under the plan are paid by us. There are no brokerage charges or other charges to stockholders who participate in reinvestment of dividends or other distributions under the plan except that, if a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15 transaction fee plus a $0.10 per share brokerage commissions from the proceeds. See “Capitalization” in the applicable prospectus supplement pursuant to which an offer is made and “Dividend Reinvestment and Direct Stock Repurchase Plan” in this prospectus and the applicable prospectus supplement.
(4) Our base management fee is 2% of our gross assets (which include any amount borrowed, i.e., total assets without deduction for any liabilities, including any borrowed amounts for non-investment purposes, for which purpose we have not and have no intention of borrowing). Although we have no intent to borrow the entire amount available under our line of credit, assuming that we had total borrowings of $2.1 billion, the 2% management fee of gross assets would equal approximately 5.23% of net assets.
(5) Based on our net investment income and realized capital gains, less realized and unrealized capital losses, earned on our portfolio for the year ended June 30, 2024, all of which consisted of an income incentive fee. The capital gain incentive fee is paid without regard to pre-incentive fee income. For a more detailed discussion of the calculation of the two-part incentive fee, see “Management Services-Investment Advisory Agreement” in the applicable prospectus.
(6) As of June 30, 2024, Prospect has $1.7 billion outstanding of its Unsecured Notes (as defined below) in various maturities ranging from February 15, 2025 to March 15, 2052, and interest rates, ranging from 2.25% to 8.00%, some of which are convertible into shares of the Company’s common stock at various conversion rates.
(7) “Other expenses” are based on estimated amounts for the current fiscal year. The amount shown above represents annualized expenses during our year ended June 30, 2024 representing all of our estimated recurring operating expenses (except fees and expenses reported in other items of this table) that are deducted from our operating income and reflected as expenses in our Statement of Operations. The estimate of our overhead expenses, including payments under an administration agreement with Prospect Administration, or the Administration Agreement is based on our projected allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations under the Administration Agreement. See “Business-Management Services-Administration Agreement” in the applicable prospectus.
(8) Based on the 5.50% per annum dividend rate applicable to the A1 Shares, M1 Shares, M2 Shares, AA1 Shares, MM1 Shares, and A2 Shares. Also based on the 5.35% per annum dividend rate applicable to the A Shares. Also based on the 6.50% per annum dividend rate applicable to the A3 Shares, M3 Shares, AA2 Shares, and MM2 Shares. Also based on the 7.32% per annum dividend rate applicable to the Floating Rate Preferred Stock. Other series of preferred stock, including other series of preferred stock being sold in different offerings, may bear different annual dividend rates. No dividend will be paid on shares of Preferred Stock after they have been converted to shares of common stock or in the case of the Floating Rate Preferred Stock, redeemed by the holder.
(9) The indirect expenses associated with the Company’s investments in collateralized loan obligations are not included in the fee table presentation, but if such expenses were included in the fee table presentation then the Company’s total annual expenses would have been 14.91%, or 17.73% after dividends on preferred stock.

The following tables are intended to assist you in understanding the costs and expenses that an investor will bear directly or indirectly based on the Company’s capital structure as of June 30, 2024 and assuming the issuance of all shares of preferred stock the Company is presently offering. We caution you that some of the percentages indicated in the table below are estimates and may vary. These tables are based on our assets and common stock outstanding as of June 30, 2024, except that we assume that we have issued $0.9 billion in 5.50% Preferred Stock paying dividends of 5.50% per annum, $0.8 billion in 6.50% Preferred Stock paying dividends of 6.50% per annum, $0.5 billion in preferred stock paying dividends of a floating rate (assuming 7.32% annualized, based on the floating rate as of 5/8/2024), in addition to our $0.15 billion of 5.35% Preferred Stock paying dividends of 5.35% per annum, and that we have borrowed $2.1 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.7 billion. Except where the context suggests otherwise, any reference to fees or expenses paid by “you” or “us” or that “we” will pay fees or expenses, the Company will pay such fees and expenses out of our net assets and, consequently, you will indirectly bear such fees or expenses as an investor in the Company’s common stock. However, you will not be required to deliver any money or otherwise bear personal liability or responsibility for such fees or expenses.

Stockholder transaction expenses:	A1, A3 and A4 Shares		M1, M2, M3 and M4 Shares		AA1 Shares, MM1 Shares, AA2 Shares, and MM2 Shares
Sales Load (as a percentage of offering price)	10.00%	(1)	3.00%	(2)	5.00%	(3)
Offering expenses borne by the Company (as a percentage of offering price)	(4)		(4)		(5)
Preferred Stock Dividend reinvestment plan expenses (6)	None		None		None
Total stockholder transaction expenses (as a percentage of offering price):	11.5%		4.5%		6.0%
Annual expenses (as a percentage of net assets attributable to common stock):
Management fees (7)	5.23%
Incentive fees payable under Investment Advisory Agreement (20% of realized capital gains and 20% of pre-incentive fee net investment income) (8)	2.2%
Total advisory fees	7.43%
Total interest expenses (9)	6.29%
Other expenses (10)	1.20%
Total annual expenses (8)(10)(11)	14.92%
Dividends on Preferred Stock(12)	3.92%
Total annual expenses after dividends on Preferred Stock (13)	18.84%
Example
The following table demonstrates the projected dollar amount of cumulative expenses we would pay out of net assets and that you would indirectly bear over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we have issued $0.9 billion in 5.50% Preferred Stock paying dividends of 5.50% per annum, $0.8 billion in 6.50% Preferred Stock paying dividends of 6.50% per annum, $0.5 billion in preferred stock paying dividends of a floating rate (assuming 7.32% annualized, based on the floating rate as of 5/8/2024), $0.15 billion in 5.35% Preferred Stock paying dividends of 5.35% per annum, we have borrowed $2.1 billion available under our line of credit, in addition to our other indebtedness of $1.7 billion, and that our annual operating expenses would remain at the levels set forth in the table above and that we would pay the costs shown in the table above.

	1 Year	3 Years	5 Years	10 Years
Ongoing Preferred Stock Offerings(1) - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio*	$222	$481	$683	$1,014
Ongoing Preferred Stock Offerings(1) - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio**	$232	$501	$707	$1,032

(1)     Represents the highest level of expenses from all ongoing Preferred Stock offerings referenced in the Fee and Expenses table above, assuming the maximum number of shares of Preferred Stock offered in each offering is sold. Presently a maximum of 80 million A1, A3, A4, M1, M2, M3 and M4 shares may be sold, and a maximum of 10 million AA1, AA2, MM1 and MM2 shares may be sold.

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

(7)    Our base management fee is 2% of our gross assets (which include any amount borrowed, i.e., total assets without deduction for any liabilities, including any borrowed amounts for non-investment purposes, for which purpose we have not and have no intention of borrowing). Although no plans are in place to borrow the full amount under our line of credit, assuming that we borrowed $2.1 billion, the 2% management fee of gross assets equals approximately 5.23% of net assets.

(8)    Based on our net investment income and realized capital gains, less realized and unrealized capital losses, earned on our portfolio for the year ended June 30, 2024, all of which consisted of an income incentive fee. This historical amount has been adjusted to reflect the issuance of 90,187,000 shares of combined 5.50% Preferred Stock, 6.50% Preferred Stock and Floating Rate Preferred Stock. The capital gain incentive fee is paid without regard to pre-incentive fee income. For a more detailed discussion of the calculation of the two-part incentive fee, see “Management Services-Investment Advisory Agreement” in the applicable prospectus.

(9)    As of June 30, 2024, we had $1.7 billion outstanding of Unsecured Notes (as defined below) in various maturities, ranging from February 15, 2024 to March 15, 2052, and interest rates, ranging from 2.25% to 8.00%, some of which are convertible into shares of the Company’s common stock at various conversion rates.

(10)    “Other expenses” are based on estimated amounts for the current fiscal year. The amount shown above represents annualized expenses during our year ended June 30, 2024 representing all of our estimated recurring operating expenses (except fees and expenses reported in other items of this table) that are deducted from our operating income and reflected as expenses in our Statement of Operations. The estimate of our overhead expenses, including payments under an administration agreement with Prospect Administration, or the Administration Agreement is based on our projected allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations under the Administration Agreement. See “Business-Management Services-Administration Agreement” in the applicable prospectus.

(11)    If all 90,187,000 shares of combined 5.50% Preferred Stock and 6.50% Preferred Stock were converted into common stock and assuming all the Series A1, Series A3, and Series AA2 Preferred Stock pay a Holder Optional Conversion Fee of 9.00% and all the Series A2 Preferred Stock pay a Holder Optional Conversion Fee of 7.50% of the maximum public offering price disclosed within the applicable prospectus supplement and are converted at a conversion rate based on the 5-day VWAP of our common stock on June 30, 2024, which was $5.56, then management fees would be 3.65%, incentive fees payable under our Investment Advisory Agreement would be 1.53%, total advisory fees would be 5.18%, total interest expenses would be 4.39%, other expenses would be 0.84%, and total annual expenses would be 10.41% of net assets attributable to our common stock. The actual 5-day VWAP of our common stock on a conversion date may be more or less than $5.56, which may result in fees that are higher or lower than those described herein. These figures are based on the same assumptions described in the other notes to this fee table.

(12)    Based on the 5.50% per annum dividend rate applicable to the A1 Shares, M1 Shares, M2 Shares, AA1 Shares, MM1 Shares, and A2 Shares. Also based on the 5.35% per annum dividend rate applicable to the A Shares. Also based on the 6.50% per annum dividend rate applicable to the A3 Shares, M3 Shares, AA2 Shares, and MM2 Shares and the 7.32% annualized dividend rate applicable to A4 Shares and M4 Shares based on the floating rate as of May 8, 2024. Other series of preferred stock, including other series of preferred stock being sold in different offerings, may bear different annual dividend rates. No dividend will be paid on shares of Preferred Stock after they have been converted to shares of common stock.

(13)     The indirect expenses associated with the Company’s investments in collateralized loan obligations are not included in the fee table presentation, but if such expenses were included in the fee table presentation then the Company’s total annual expenses would have been 15.34%, or 19.26% after dividends on Preferred Stock.

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

Prospect is a financial services company that primarily lends to and invests in middle market privately-held companies. We are a closed-end investment company incorporated in Maryland. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we have elected to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We were organized on April 13, 2004, and were funded in an initial public offering completed on July 27, 2004.

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
•Lending to Companies and Purchasing Controlling Equity Positions in Such Companies - This strategy involves purchasing senior and secured yield-producing debt and controlling equity positions in operating companies across various industries. We believe this strategy provides enhanced certainty of closing to sellers and the opportunity for management to continue on in their current roles. These investments are often structured in tax-efficient partnerships, enhancing returns.
•Purchasing Controlling Equity Positions and Lending to Real Estate Companies - We purchase debt and controlling equity positions in tax-efficient real estate investment trusts (“REIT” or “REITs”). The real estate investments of National Property REIT Corp. (“NPRC”) are in various classes of developed and occupied real estate properties that generate current yields, including multi-family properties, student housing and senior living. NPRC seeks to identify properties that have historically significant occupancy rates and recurring cash flow generation. NPRC generally co-invests with established and experienced property management teams that manage such properties after acquisition. Additionally, NPRC makes investments in rated secured structured notes (primarily debt of structured credit). NPRC also purchases loans originated by certain consumer loan facilitators. It purchases each loan in its entirety (i.e., a “whole loan”). The borrowers are consumers, and the loans are typically serviced by the facilitators of the loans.
•Investing in Structured Credit - We make investments in structured credit, often taking a significant position in subordinated structured notes (equity). The underlying portfolio of each structured credit investment is diversified across approximately 100 to 200 broadly syndicated loans and does not have direct exposure to real estate, mortgages, or consumer-based credit assets. The structured credit portfolios in which we invest are managed by established collateral management teams with many years of experience in the industry.
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
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third-party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of June 30, 2024, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $3,280,415 and $3,872,575, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Annual Report. We consolidate all wholly owned and substantially wholly owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
On June 10, 2024, at a special meeting of stockholders, our stockholders authorized us to sell shares of our common stock (during the next 12 months) at a price or prices below our net asset value per share at the time of sale in one or more offerings, subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of its outstanding common stock immediately prior to such sale).

Fourth Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended June 30, 2024 we acquired $88,016 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $105,584, funded $9,083 of revolver advances, and recorded PIK interest of $39,457, resulting in gross investment originations of $242,140. During the three months ended June 30, 2024 we received full repayments totaling $143,249, received $6,980 in sales, received $1,211 of revolver paydowns, and received $93,304 in partial prepayments, scheduled principal amortization payments, and return of capital distributions, resulting in repayments of $238,245, net of $6,499 realized losses associated with such dispositions.
Debt Issuances and Redemptions
During the three months ended June 30, 2024 we repaid $1,600 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended June 30, 2024 was $36.
During the three months ended June 30, 2024 we issued $62,675 aggregate principal amount of Prospect Capital InterNotes® with a weighted average stated interest rate of 7.17%, to extend our borrowing base. The newly issued notes mature between April 15, 2027 and June 15, 2034 and generated net proceeds of $61,778.
During the three months ended June 30, 2024, we increased total commitments to the Revolving Credit Facility by $112,000 to $2,066,500 in the aggregate.
Equity Issuances and Redemptions
On April 18, 2024, May 21, 2024 and June 18, 2024 we issued 620,679, 555,569, and 567,060 shares of our common stock in connection with the dividend reinvestment plan, respectively.
During the three months ended June 30, 2024, 1,434,597 shares of our Series A1 Preferred Stock, 39,934 shares of our Series A3 Preferred Stock, 81,840 shares of our Series M1 Preferred Stock, and 71,473 shares of our Series M3 Preferred Stock were converted to 6,952,769 shares of our common stock, in connection with Holder Optional Conversions and Optional Redemptions Following Death of a Holder, resulting in a loss from redemption of preferred stock of $5,127.
During the three months ended June 30, 2024 we issued 204,119 shares of our Series A3 Preferred Stock for net proceeds of $4,593, 16,610 shares of our Series M3 Preferred Stock for net proceeds of $403, 2,184,866 shares of Series A4 Preferred Stock for net proceeds of $49,159, 272,138 shares of Series M4 Preferred Stock for net proceeds of $6,599, each excluding offering costs and preferred stock dividend reinvestment.
In connection with our Preferred Stock Dividend Reinvestment Plan, we issued additional Series A1 Preferred Stock, Series A3 Preferred Stock, Series M1 Preferred Stock, and Series M3 Preferred Stock of 12,938, 13,365, and 13,398 throughout April, May, and June, respectively.

Investment Holdings
At June 30, 2024, we have $7,718,243, or 207.9%, of our net assets applicable to common shares invested in 117 long-term portfolio investments and CLOs.
Our annualized current yield was 12.1% and 13.3% as of June 30, 2024 and June 30, 2023, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 9.8% and 10.7% as of June 30, 2024 and June 30, 2023, respectively, across all investments. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.

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
As of June 30, 2024, we own controlling interests in the following portfolio companies: CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”); Kickapoo Ranch Pet Resort (“Kickapoo”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); R-V Industries, Inc. (“R-V”); Universal Turbine Parts, LLC (“UTP”); USES Corp. (“United States Environmental Services” or “USES”); and Valley Electric Company, Inc. (“Valley Electric”). In June 2019, CP Energy purchased a controlling interest of the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $36,608 in senior secured term loans (the “Spartan Term Loan A”) due to us as of June 30, 2024. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, we report our investments in Spartan as control investment. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loan A.
As of June 30, 2024, we also own affiliated interests in Nixon, Inc. (“Nixon”) and RGIS Services, LLC, (“RGIS”).
The following shows the composition of our investment portfolio by level of control as of June 30, 2024 and June 30, 2023:

	June 30, 2024				June 30, 2023
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$3,280,415	44.0%	$3,872,575	50.2%	$2,988,496	38.3%	$3,571,697	46.2%
Affiliate Investments	11,594	0.2%	18,069	0.2%	8,855	0.1%	10,397	0.1%
Non-Control/Non-Affiliate Investments	4,155,165	55.8%	3,827,599	49.6%	4,803,245	61.6%	4,142,837	53.7%
Total Investments	$7,447,174	100.0%	$7,718,243	100.0%	$7,800,596	100.0%	$7,724,931	100.0%
The following shows the composition of our investment portfolio by type of investment as of June 30, 2024 and June 30, 2023:

	June 30, 2024				June 30, 2023
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Revolving Line of Credit	$87,589	1.2%	$86,544	1.1%	$58,139	0.7%	$58,058	0.8%
First Lien Debt	4,686,107	62.9%	4,569,467	59.2%	4,431,887	56.8%	4,302,795	55.7%
Second Lien Revolving Line of Credit	5,147	0.1%	4,987	0.1%	5,139	0.1%	4,646	0.1%
Second Lien Debt	1,219,482	16.4%	1,038,882	13.5%	1,586,112	20.3%	1,257,862	16.3%
Unsecured Debt	7,200	0.1%	7,200	0.1%	7,200	0.1%	7,200	0.1%
Subordinated Structured Notes	623,700	8.3%	531,690	6.9%	952,815	12.3%	665,002	8.6%
Preferred Stock	399,072	5.4%	70,569	0.9%	358,622	4.6%	34,155	0.4%
Common Stock	237,005	3.2%	1,134,575	14.7%	194,557	2.5%	1,083,134	14.0%
Membership Interest	181,872	2.4%	226,273	2.9%	206,125	2.6%	254,936	3.3%
Participating Interest (1)	—	—%	48,056	0.6%	—	—%	57,143	0.7%
Total Investments	$7,447,174	100.0%	$7,718,243	100.0%	$7,800,596	100.0%	$7,724,931	100.0%
(1)Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.

The following shows our investments in interest bearing securities by type of investment as of June 30, 2024 and June 30, 2023:

	June 30, 2024				June 30, 2023
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Debt and First Lien Revolving Line of Credit	$4,773,696	72.0%	$4,656,011	74.7%	$4,490,026	63.8%	$4,360,853	69.2%
Second Lien Debt and Second Lien Revolving Line of Credit	1,224,629	18.5%	1,043,869	16.7%	1,591,251	22.6%	1,262,508	20.1%
Unsecured	7,200	0.1%	7,200	0.1%	7,200	0.1%	7,200	0.1%
Subordinated Structured Notes	623,700	9.4%	531,690	8.5%	952,815	13.5%	665,002	10.6%
Total Interest Bearing Investments	$6,629,225	100.0%	$6,238,770	100.0%	$7,041,292	100.0%	$6,295,563	100.0%

The following shows the composition of our investment portfolio by industry as of June 30, 2024 and June 30, 2023:

	June 30, 2024				June 30, 2023
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$110,320	1.5%	$66,923	0.9%	$112,181	1.4%	$64,198	0.8%
Air Freight & Logistics	187,897	2.5%	174,691	2.3%	188,171	2.4%	188,946	2.4%
Automobile Components	114,671	1.5%	89,590	1.2%	134,581	1.7%	109,525	1.4%
Building Products	—	—%	—	—%	35,000	0.4%	33,120	0.4%
Capital Markets	42,500	0.6%	42,500	0.6%	42,500	0.5%	39,984	0.5%
Commercial Services & Supplies	526,353	7.1%	475,299	6.2%	575,882	7.4%	510,858	6.6%
Communications Equipment	79,030	1.1%	68,511	0.9%	59,852	0.8%	59,677	0.8%
Construction & Engineering	95,911	1.3%	316,419	4.1%	91,148	1.2%	165,784	2.1%
Consumer Finance	623,033	8.4%	728,320	9.4%	625,033	8.0%	736,635	9.5%
Distributors	314,579	4.2%	251,398	3.3%	288,054	3.7%	243,824	3.2%
Diversified Consumer Services	183,552	2.5%	146,634	1.9%	281,274	3.6%	89,589	1.2%
Diversified Financial Services	45,039	0.6%	45,039	0.6%	36,504	0.5%	36,504	0.5%
Diversified Telecommunication Services	131,570	1.8%	132,126	1.7%	162,239	2.1%	161,676	2.1%
Electrical Equipment	61,991	0.8%	61,991	0.8%	68,399	0.9%	68,464	0.9%
Energy Equipment & Services	344,989	4.6%	122,857	1.6%	325,110	4.2%	126,730	1.6%
Equity Real Estate Investment Trusts (REITs)	897,181	12.1%	1,485,332	19.1%	741,133	9.5%	1,437,796	18.6%
Food & Staples Retailing	26,743	0.4%	22,251	0.3%	27,139	0.3%	26,828	0.3%
Food Products	131,504	1.8%	126,145	1.6%	134,889	1.7%	122,003	1.6%
Health Care Equipment & Supplies	—	—%	—	—%	7,488	0.1%	7,500	0.1%
Health Care Providers & Services	739,721	9.9%	821,921	10.6%	687,813	8.8%	798,365	10.3%
Health Care Technology	133,620	1.8%	132,531	1.7%	129,684	1.7%	128,793	1.7%
Hotels, Restaurants & Leisure	27,582	0.4%	21,550	0.3%	21,701	0.3%	20,776	0.3%
Household Durables	122,206	1.6%	119,926	1.6%	159,854	2.0%	155,645	2.0%
Interactive Media & Services	120,594	1.6%	120,594	1.6%	160,281	2.1%	160,281	2.1%
Internet & Direct Marketing Retail	21,109	0.3%	18,393	0.2%	20,487	0.3%	16,920	0.2%
IT Services	344,912	4.6%	343,548	4.5%	357,982	4.7%	346,288	4.5%
Leisure Products	79,459	1.1%	79,291	1.0%	69,694	0.9%	69,380	0.9%
Machinery	104,581	1.4%	163,047	2.1%	103,273	1.3%	144,649	1.9%
Media	69,830	0.9%	134,372	1.7%	103,409	1.3%	138,776	1.8%
Online Lending	20,630	0.3%	20,630	0.3%	21,580	0.3%	21,580	0.3%
Personal Products	320,396	4.3%	104,663	1.3%	278,875	3.6%	65,746	0.9%
Pharmaceuticals	107,060	1.4%	107,588	1.4%	99,269	1.3%	99,289	1.3%
Professional Services	211,257	2.8%	162,979	2.1%	211,693	2.7%	201,494	2.6%
Software	52,405	0.7%	47,813	0.6%	52,350	0.7%	49,111	0.6%
Textiles, Apparel & Luxury Goods	173,114	2.3%	173,114	2.2%	167,475	2.1%	167,530	2.2%
Trading Companies & Distributors	67,635	0.9%	68,067	0.9%	65,184	0.8%	45,065	0.6%
Subtotal	6,632,974	89.1%	6,996,053	90.6%	6,647,181	85.3%	6,859,329	88.8%
Structured Finance(1)	814,200	10.9%	722,190	9.4%	1,153,415	14.7%	865,602	11.2%
Total Investments	$7,447,174	100.0%	$7,718,243	100.0%	$7,800,596	100.0%	$7,724,931	100.0%
(1) Our SSN investments do not have industry concentrations and as such have been separated in the tables above. As of June 30, 2024 and June 30, 2023, Structured Finance includes $190,500 and $200,600, respectively, of senior secured term loan investments held through our investment in NPRC and its wholly-owned subsidiary related to its rated secured structured notes.

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
Our gross investment activity for the year ended June 30, 2024 and June 30, 2023 are presented below:

	Year Ended June 30,
	2024	2023
Investments in portfolio companies
Investments in new portfolio companies	$193,590	$529,113
Follow-on investments in existing portfolio companies (1)	399,083	393,576
Revolver advances	37,278	21,669
PIK interest (2)	134,505	132,087
Total investments in portfolio companies	$764,456	$1,076,445

Investments by portfolio composition
First Lien Debt	$696,116	$980,966
Second Lien Debt	7,500	82,390
Unsecured Debt	—	5,799
Equity	60,840	7,290
Total investments by portfolio composition	$764,456	$1,076,445

Investments repaid or sold
Partial repayments (3)	$269,024	$290,592
Full repayments	234,473	108,851
Investments sold	70,002	62,056
Revolver paydowns	10,694	1,437
Total investments repaid or sold	$584,193	$462,936

Investments repaid or sold by portfolio composition
First Lien Debt	$400,990	$355,449
Second Lien Debt	177,530	62,177
Unsecured Debt	—	5,799
Subordinated Structured Notes	—	31,805
Equity	5,673	7,706
Total investments repaid or sold by portfolio composition	$584,193	$462,936

Weighted average interest rates for new investments by portfolio composition (4)
First Lien Debt	12.23%	11.87%
Second Lien Debt	N/A	13.44%
    (1) Includes follow-on investments in existing portfolio companies and refinancings, if any.
(2) During the year ended June 30, 2024, approximately $134,505 of PIK interest capitalized was accrued as interest income and $0 was included due to the timing of interest prepayment dates and resulting capitalization occurring during the prior year. During the year ended June 30, 2023, approximately $130,789 of PIK interest capitalized was accrued as interest income and the remaining $1,298 was included due to the timing of interest payment dates and resulting capitalization occurring during the prior year.
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $7,718,243.
Our portfolio companies are generally lower middle-market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.

Control Company Investments
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the year ended June 30, 2024.
CP Energy Services, Inc.
Prospect owns 100% of the equity of CP Holdings, a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy, and the remaining equity is owned by CP Energy management. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries.
In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”) a portfolio company of Prospect with $35,103 in first lien term loans (the “Spartan Term Loans”) due to us as of June 30, 2024. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. In September 2020, we made a new $26,193 Series A preferred stock investment in Spartan Energy Holdings, Inc., which equates to 100% of the Series A non-voting non-convertible preferred stock outstanding.
The fair value of our investment in CP Energy decreased to $110,206 as of June 30, 2024, which is a discount of $188,641 from its amortized cost, compared to a fair value of $114,020 as of June 30, 2023, representing a discount of $164,948 to its amortized cost. The increase in discount to amortized cost resulted from increased debt in the capital structure and a revised forecast impacted by increased commodity prices in the industry.

First Tower Finance Company LLC
Prospect owns 100% of the equity of First Tower Delaware, a consolidated holding company. First Tower Delaware owns 78.06% of First Tower Finance. First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.
The fair value of our investment in First Tower was $605,928 as of June 30, 2024, representing a premium of $149,790 to its amortized cost basis compared to a fair value of $598,382 as of June 30, 2023, representing a premium of $171,310 to its amortized cost. The decrease in premium to amortized cost was driven by a decline in financial performance and increased debt in the capital structure.
InterDent, Inc.
Prospect owns 100% of the equity of InterDent, Inc. InterDent is a dental support organization (“DSO”). InterDent provides business and administrative support services to a regionally-diversified set of dental practices so that dentists can focus on delivering high-quality clinical care and patient satisfaction.

The fair value of our investment in InterDent was $463,883 as of June 30, 2024, a premium of $102,337 to its amortized cost basis compared to a fair value of $457,967 as of June 30, 2023, a premium of $119,670 to its amortized cost. The decrease in premium to amortized cost resulted from increased debt in the capital structure.

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
The fair value of our investment in MITY, Inc. increased to $85,583 as of June 30, 2024, representing a discount of $4,464 to its amortized cost basis, compared to a fair value of $68,178 as of June 30, 2023, representing a discount of $16,719 to its amortized cost basis. The increase in fair value was primarily driven by an improvement in financial performance.

National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties, self-storage, and student housing properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly owned subsidiaries, NPRC invests in online consumer loans and RSSNs. As of June 30, 2024 and June 30, 2023, we own 100% of the fully-diluted common equity of NPRC.
During the year ended June 30, 2024, we provided $248,344 of debt financing and $4,600 of equity financing to NPRC to fund real estate capital expenditures, provide working capital, and to fund purchases of rated secured structured notes.
During the year ended June 30, 2024, we received partial repayments of $108,950 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
During the year ended June 30, 2023, we provided $209,381 of debt financing and $3,600 of equity financing to NPRC to fund capital expenditures for existing real estate properties, to provide working capital, and to fund purchases of rated secured structured notes.
During the year ended June 30, 2023, we received partial repayments of $109,352 of our loans previously outstanding with NPRC and its wholly owned subsidiaries and $4,000 as a return of capital on our equity investment in NPRC.
The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of June 30, 2024, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 110 investments with a fair value of $425,671 and face value of $446,180. The average outstanding note is approximately $4,057 with an expected maturity date ranging from July 2028 to July 2034 and weighted-average expected maturity of 6 years as of June 30, 2024. Coupons range from three-month SOFR (“3M”) plus 5.20% to 9.23% with a weighted-average coupon of 3M + 6.94%. As of June 30, 2024, our senior secured term loan debt and common equity investments in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $243,036. As of June 30, 2024, based on outstanding notional balance, 43.9% of the portfolio was invested in Single - B or below rated tranches and 56.1% of the portfolio in BB or above rated tranches.
As of June 30, 2024, investments held by certain of NPRC’s wholly-owned subsidiaries was comprised of residual interest in two securitizations valued at $2,647, one corporate bond valued at $18,058 and other assets valued at $1,249 for an aggregate fair value of $21,954.
As of June 30, 2024, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $1,108,311 and a fair value of $1,696,462. The fair value of $1,431,472 related to NPRC’s real estate portfolio was comprised of forty-nine multi-family properties, six student housing properties, four senior living properties, and two commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of June 30, 2024:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	$14,850	$13,440
2	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
3	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
4	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	21,569
5	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	22,945
6	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	43,656
7	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	25,935
8	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	21,372
9	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	31,810
10	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	27,625
11	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	17,195
12	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	41,101
13	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	23,700
14	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,311

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
15	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,533
16	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	30,606
17	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,435
18	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	152,799
19	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	88,529
20	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	15,408
21	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	54,176
22	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,747
23	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	35,837
24	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
25	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	58,393
26	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,374
27	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
28	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
29	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
30	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
31	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
32	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,793
33	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,545
34	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
35	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	38,843
36	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
37	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
38	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
39	NPRC Grayson LLC	Grayson, GA	12/14/2020	47,860	40,500
40	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
41	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
42	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000
43	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
44	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,975
45	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,955
46	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,203
47	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,601
48	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	106,610
49	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	73,000
50	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
51	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	35,620
52	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	29,227
53	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	23,938
54	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
55	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
56	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
57	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
58	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
59	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,566
60	NPRC Apex Holdings LLC	Cincinnati, OH	1/19/2024	34,225	27,712
61	NPRC Parkton Holdings LLC	Cincinnati, OH	1/19/2024	45,775	37,090
				$2,629,676	$2,280,833
The fair value of our investment in NPRC was $1,696,462 as of June 30, 2024, a premium of $588,151 from its amortized cost basis, compared to a fair value of $1,659,976 as of June 30, 2023, representing a premium of $696,663. The decrease in premium is primarily driven by a rise in discount rates and terminal capitalization rates, decrease in market interest rates, and increased debt in the capital structure, offset by growth in the net operating income in our real estate portfolio.

Nationwide Loan Company LLC
Prospect owns 100% of the membership interests of Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a Consolidated Holding Company. Nationwide Holdings owns 94.48% of the equity of Nationwide Loan Company LLC (“Nationwide”), with members of Nationwide management owning the remaining 5.52% of the equity.
The fair value of our investment in Nationwide decreased to $43,162 as of June 30, 2024, representing a discount of $10,253 to its amortized cost basis, compared to a fair value of $47,572 as of June 30, 2023, representing a premium of $4,129 to its amortized cost basis. The decrease in fair value was primarily driven by increased debt in the capital structure and reduction of comparable company trading multiples.

R-V Industries, Inc.

Prospect owns 87.75% of the fully-diluted equity of R-V Industries, Inc. (“R-V”), with R-V management owning the remaining 12.25% of the equity. R-V is a provider of engineering and manufacturing services to chemical, paper, pharmaceutical, and power industries.

The fair value of our investment in R-V increased to $102,402 as of June 30, 2024, representing a premium of $58,214 to its amortized cost basis, compared to a fair value of $81,508 as of June 30, 2023, representing a premium of $41,020 to its amortized cost basis. The increase in premium to amortized cost was driven primarily by an improvement in financial performance, due to the positive impact of two strategic acquisitions closed in the last year, and due to an expansion of comparable company trading multiples.
Universal Turbine Parts, LLC
On December 10, 2018, UTP Holdings Group, Inc. (“UTP Holdings”) purchased all of the voting stock of Universal Turbine Parts, LLC (“UTP”) and appointed a new Board of Directors to UTP Holdings, consisting of three employees of the Investment Adviser. At the time UTP Holdings acquired UTP, UTP Holdings (f/k/a Harbortouch Holdings of Delaware) was a wholly owned holding company controlled by Prospect and therefore Prospect’s investment in UTP is classified as a control investment as of June 30, 2019.
The fair value of our investment in UTP increased to $68,067 as of June 30, 2024, a premium of $432 from its amortized cost basis, compared to a fair value of $45,065 as of June 30, 2023, representing a discount of $20,119 to it amortized cost. The increase in fair value was driven by an improvement in financial performance and expansion of comparable company trading multiples.
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
The fair value of our investment in Valley Electric increased to $316,419 as of June 30, 2024, a premium of $220,508 to its amortized cost, compared to a fair value of $165,784 as of June 30, 2023, representing a $74,636 premium to its amortized cost. The increase in premium to amortized cost was driven by an improvement in financial performance and expansion of comparable company trading multiples.

Our controlled investments, including those discussed above, are valued at $592,160 above their amortized cost as of June 30, 2024.

Affiliate and Non-Control Company Investments
We hold two affiliate investments at June 30, 2024 (Nixon, Inc. and RGIS Services, LLC, (“RGIS”)) with a total fair value of $18,069, a premium of $6,475 from their combined amortized cost, compared to a fair value as $10,397 of June 30, 2023, representing a $1,542 premium to its amortized cost. The increase in premium to amortized cost was driven by an improvement in RGIS’ financial performance.
With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. Note that three of our non-control/non-

affiliate investments, Credit.com Holdings, LLC, Town & Country Holdings, Inc. (“Town & Country”), and our CLO investment portfolio, have larger equity positions and are therefore more susceptible to changes in value than the rest of our non-control/non-affiliate investments. As of June 30, 2024, our non-control/non-affiliate portfolio is valued at a discount to amortized cost primarily due to our CLO investment portfolio, which is valued at a $92,010 discount to amortized cost. Additionally, as of June 30, 2024, nine of our non-control/ non-affiliate investments, United Sporting Companies, Inc. (“USC”), Research Now Group, LLC and Dynata, LLC (collectively, “Research Now”), K&N HoldCo, LLC (“K&N”), Rising Tide Holdings, Inc. (“West Marine”), Credit.com Holdings, LLC, WellPath Holdings, Inc. (“WellPath”), Aventiv Technologies, LLC, Medical Solutions Holdings, Inc., and Reception Purchaser, LLC, are valued at discounts to amortized cost of $79,564, $48,533, $24,914, $19,968, $17,596, $14,113, $10,519, $9,457, and $7,983, respectively.
Our largest non-control/non-affiliate investment is Town & Country, which is valued at $16,383 above its amortized cost and represents approximately 6.5% of our net asset value as of June 30, 2024. Town & Country is a supplier of home textiles and accessories to retailers throughout North America. Excluding those non-control/non-affiliate investments discussed above, our remaining non-control/non-affiliate portfolio is valued at a discount of $19,292 to amortized cost as of June 30, 2024.
Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of June 30, 2024 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in March 2019; Public Notes which we issued in January 2021, May 2021 and September 2021; and Prospect Capital InterNotes® which we issue from time to time. As of June 30, 2024, our equity capital is comprised of common and preferred equity.
The following table shows our outstanding debt as of June 30, 2024:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$794,796	$22,975	$794,796	$794,796	1M SOFR +	2.05%

2025 Notes		156,168	649	155,519	155,632	6.63%
Convertible Notes		156,168		155,519	155,632

2026 Notes		400,000	3,263	396,737	381,344	3.98%
3.364%	2026 Notes	300,000	3,388	296,612	275,601	3.60%
3.437%	2028 Notes	300,000	5,782	294,218	256,050	3.64%
Public Notes		1,000,000		987,567	912,995

Prospect Capital InterNotes®		504,028	7,999	496,029	479,748	6.33%
Total		$2,454,992		$2,433,911	$2,343,171
The following table shows our outstanding debt as of June 30, 2023:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$1,014,703	$15,569	$1,014,703	$1,014,703	1M SOFR +	2.05%

2025 Notes		156,168	1,577	154,591	154,107	6.63%
Convertible Notes		156,168		154,591	154,107

6.375%	2024 Notes	81,240	108	81,132	80,818	6.57%
2026 Notes		400,000	5,244	394,756	354,896	3.98%
3.364%	2026 Notes	300,000	4,730	295,270	252,282	3.60%
3.437%	2028 Notes	300,000	7,021	292,979	230,472	3.64%
Public Notes		1,081,240		1,064,137	918,468

Prospect Capital InterNotes®		358,105	6,688	351,417	313,538	5.77%
Total		$2,610,216		$2,584,848	$2,400,816
The following table shows the contractual maturities by fiscal year of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2024:

	Payments Due by Fiscal Year ending June 30,
	Total	2025	2026	2027	2028	2029	After 5 Years
Revolving Credit Facility	$794,796	$—	$—	$—	$—	$794,796	$—
Convertible Notes	156,168	156,168	—	—	—	—	—
Public Notes	1,000,000	—	400,000	300,000	—	300,000	—
Prospect Capital InterNotes®	504,028	1,499	38,319	128,065	15,254	72,829	248,062
Total Contractual Obligations	$2,454,992	$157,667	$438,319	$428,065	$15,254	$1,167,625	$248,062
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
Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, PCF, a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective June 28, 2024, we completed an extension and upsizing of the revolving credit facility (the “Revolving Credit Facility”). The lenders have extended commitments of $2,066,500 as of June 30, 2024. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $2,250,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extended the maturity date to June 28, 2029 and the revolving period through June 28, 2028, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.
As of June 30, 2024 and June 30, 2023, we had $830,124 and $697,325, respectively, available to us for borrowing under the Revolving Credit Facility, net of $794,796 and $1,014,703 outstanding borrowings as of the respective balance sheet dates. Refer to Note 4. Revolving Credit Facility within our consolidated financial statements for additional details.
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
As of June 30, 2024 and June 30, 2023, the outstanding principal amount of the 2025 Notes were $156,168 and $156,168, respectively. Refer to Note 5. Convertible Notes within our consolidated financial statements for additional details.

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
During the year ended June 30, 2024, we repaid the remaining outstanding principal amount of $81,240 of the 6.375% 2024 Notes, plus interest, at maturity.
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
As of June 30, 2024 and June 30, 2023, the outstanding aggregate principal amount of the 2026 Notes was $400,000 and $400,000, respectively.

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
As of June 30, 2024 and June 30, 2023, the outstanding aggregate principal amount of the 3.364% 2026 Notes was $300,000 and $300,000, respectively.
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
As of June 30, 2024 and June 30, 2023, the outstanding aggregate principal amount of the 3.437% 2028 Notes was $300,000 and $300,000, respectively.
The 6.375% 2024 Notes, 2026 Notes, the 3.364% 2026 Notes, and the 3.437% 2028 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Refer to Note 6. Public Notes within our consolidated financial statements for additional details.
Prospect Capital InterNotes®
On February 13, 2020, we entered into a new selling agent agreement with InspereX LLC (formerly known as “Incapital LLC”) (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with previously authorized selling agent agreements, the “InterNotes® Offerings”). Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement.
We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of June 30, 2024 and June 30, 2023, the aggregate principal amount of Prospect Capital InterNotes® outstanding were $504,028 and $358,105, respectively. Refer to Note 7. Prospect Capital InterNotes® within our consolidated financial statements for additional details.
Net Asset Value Applicable to Common Stockholders
During the year ended June 30, 2024, our net asset value applicable to common shares decreased by $20,932, or $0.50 per common share.
During the year ended June 30, 2024, net investment income of $419,836, or $1.02 per basic weighted average common share, exceeded distributions to common and preferred stockholders of $395,722 (including distributions classified as return of capital distributions to common stockholders), or $0.96 per basic weighted average common share, resulting in a net increase of $0.06 per basic weighted average common share. This net increase was offset by net realized and unrealized losses of $174,331, or $0.42 per basic weighted average share, and $0.15 of dilution per common share related to issuances of common stock through our dividend reinvestment plan and through conversion of Preferred Stock, as applicable, during the year ended June 30, 2024. The following table shows the calculation of net asset value per common share as of June 30, 2024 and June 30, 2023:

	June 30, 2024	June 30, 2023
Net assets available to common stockholders	$3,711,733	$3,732,665
Shares of common stock issued and outstanding	424,846,963	404,033,549
Net asset value per common share	$8.74	$9.24

Results of Operations
For information regarding results of operations for the year ended June 30, 2022, see the Company's Form 10-K for the fiscal year ended June 30, 2023.
Operating results for the years ended June 30, 2024 and June 30, 2023 were as follows:

	Years Ended June 30,
	2024	2023
Investment income	$861,662	$852,213
Operating expenses	441,826	431,284
Net investment income	419,836	420,929
Net realized (losses) from investments	(417,443)	(41,046)
Net change in unrealized gains (losses) from investments	260,689	(481,344)
Net realized (losses) on extinguishment of debt	(248)	(180)
Net increase (decrease) in net assets resulting from operations	262,834	(101,641)
Preferred stock dividend	(98,089)	(71,153)
Net (loss) gain on redemptions of preferred stock	(5,173)	321
(Loss) on Accretion to Redemption Value of Preferred Stock	(12,156)	—
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stockholders	$147,416	$(172,473)

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

The following table describes the various components of investment income and the related levels of debt investments:

	Years Ended June 30,
	2024	2023
Interest income	$770,312	$760,785
Dividend income	11,953	8,405
Other income	79,397	83,023
Total investment income	$861,662	$852,213

Average debt principal of performing interest bearing investments(1)	$7,250,734	$7,093,360
Weighted average interest rate earned on performing interest bearing investments(1)	10.62%	10.73%
Average debt principal of all interest bearing investments(2)	$7,686,032	$7,490,519
Weighted average interest rate earned on all interest bearing investments(2)	10.02%	10.16%
(1) Excludes equity investments and non-accrual loans.
(2) Excludes equity investments.

The average interest earned on interest bearing performing assets decreased to 10.62% for the year ended June 30, 2024 from 10.73% for the year ended June 30, 2023. The weighted average interest rate earned on our performing interest bearing investments decreased by 0.11% due to a decrease in income from our structured credit investments to $35,722 from $94,232, for the years ended June 30, 2024 and 2023, respectively, offset by an increase in the weighted average interest rate earned on our portfolio primarily due to LIBOR/SOFR rates rising above our floors amongst our interest-bearing investments, for which interest income increased to $726,654 from $660,699, for the years ended June 30, 2024 and 2023, respectively. The average interest earned on all interest bearing assets decreased to 10.02% for the year ended June 30, 2024 from 10.16% for the year ended June 30, 2023. The weighted average interest rate earned on all interest bearing investments decreased by 0.14% primarily due to a decrease in income from our structured credit investments for the years ended June 30, 2024 and 2023, respectively, and offset by an increase to interest income due to LIBOR/SOFR rates rising above our floors amongst our interest-bearing investments.
Investment income is also generated from dividends and other income which is less predictable than interest income. The following table describes dividend income earned for the years ended June 30, 2024 and June 30, 2023, respectively:

	Years Ended June 30,
	2024	2023
Dividend income
The RK Logistics Group, Inc.	$3,243	$—
RGIS Services, LLC	2,291	1,374
NMMB, Inc.	657	2,510
Valley Electric Company, Inc.	—	547
Other	5,762	3,974
Total dividend income	$11,953	$8,405

Other income is comprised of structuring fees, advisory fees, amendment fees, royalty interests, receipts for residual net profit and revenue interests, administrative agent fees and other miscellaneous and sundry cash receipts. The following table describes other income earned for the years ended June 30, 2024 and June 30, 2023, respectively:

	Years Ended June 30,
	2024	2023
Structuring and amendment fees
National Property REIT Corp.	$16,470	$—
iQor Holdings, Inc.	1,500	—
Faraday Buyer, LLC	1,404	2,012
USG Intermediate, LLC	850	1,285
The RK Logistics Group, Inc.	844	—
Emerge Intermediate, Inc.	825	—
Pacific World Corporation	812	—
Discovery Point Retreat	686	—
Collections Acquisition Company, Inc.	658	—
Julie Lindsey, Inc.	550	—
WatchGuard Technologies, Inc.	—	2,275
Japs-Olson Company, LLC	—	2,075
NH Kronos Buyer, Inc.	—	2,063
Burgess Point Purchaser Corporation	—	1,200
Duke’s Root Control Inc.		1,048
Other, net	3,067	6,173
Total structuring and amendment fees	$27,666	$18,131
Royalty, net profit and revenue interests
National Property REIT Corp.	$50,329	$63,530
Other, net	672	732
Total royalty and net revenue interests	$51,001	$64,262
Administrative agent fees
Other, net	$730	$630
Total administrative agent fees	$730	$630
Total other income	$79,397	$83,023

Other income for the year ended June 30, 2024 decreased by $3,626 compared to the year ended June 30, 2023 primarily due to a $13,261 decrease in royalty and net revenue interests offset by a $9,535 increase in structuring and amendment fees.
Income recognized from dividend income, prepayment premium from early repayments, structuring fees and amendment fees related to specific loan positions is considered to be non-recurring income. For the year ended June 30, 2024 and June 30, 2023, we recognized $41,707 and $27,106 of non-recurring income, respectively. The $14,601 increase in nonrecurring income during the year ended June 30, 2024 is primarily due to the $9,535 increase in structuring and amendment fees, $16,470 of which is primarily due to efforts to amend and restate the NPRC credit agreement during the year, offset by a decrease of $6,935 in other investment activity, an increase of $1,518 in prepayment premium income, and an increase of $3,548 in dividend income.
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

The following table describes the various components of our operating expenses:

	Years Ended June 30,
	2024	2023
Base management fee	$157,001	$155,084
Income incentive fee	80,548	87,435
Interest and credit facility expenses	160,246	148,204
Allocation of overhead from Prospect Administration	25,781	20,578
Audit, compliance and tax related fees	3,717	4,874
Directors’ fees	570	525
Other general and administrative expenses	13,963	14,584
Total operating expenses	$441,826	$431,284

Total gross and net base management fee was $157,001 and $155,084 for the years ended June 30, 2024 and 2023, respectively. The increase in total gross base management fee is directly related to an increase in average total assets.
For the years ended June 30, 2024 and 2023, we incurred $80,548 and $87,435 of income incentive fees, respectively. This decrease was driven by a corresponding decrease in pre-incentive fee net investment income (net of preferred stock dividends) to $402,295 from $437,211 for the years ended June 30, 2024, and 2023, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the years ended June 30, 2024 and 2023, we incurred $160,246 and $148,204, respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years:

	Years ended June 30,
	2024	2023
Interest on borrowings	$143,571	$134,446
Amortization of deferred financing costs	7,470	6,980
Accretion of discount on unsecured debt	2,876	3,013
Facility commitment fees	6,329	3,765
Total interest and credit facility expenses	$160,246	$148,204

Average principal debt outstanding	$2,640,888	$2,762,086
Annualized weighted average stated interest rate on borrowings(1)	5.44%	4.87%
Annualized weighted average interest rate on borrowings(2)	6.07%	5.37%
(1)Includes only the stated interest expense.
(2)Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Convertible and Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.

Interest expense was $143,571 and $134,446 for the years ended June 30, 2024 and 2023, respectively. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) was 5.44% and 4.87% for the years ended June 30, 2024 and 2023, respectively. The weighted average interest rate on borrowings was 6.07% and 5.37% for the years ended June 30, 2024 and 2023, respectively. These increases are primarily due to increased interest expense from increased SOFR rates for our Revolving Credit Facility partially offset by the maturity of the 2023 and 2024 Notes, resulting in 0.51% of the decrease to the weighted average interest rate on borrowings.
The allocation of net overhead expense from Prospect Administration was $25,781 and $20,578 for the years ended June 30, 2024 and 2023, respectively. Prospect Administration received estimated payments of $4,410 and $2,664 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal and tax services during the years ended June 30, 2024 and 2023, respectively. In addition, we were given a credit in the amount of $1,212 for legal expenses incurred on behalf of our portfolio companies that were remitted to Prospect Administration during the year ended June 30, 2023. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount. The increase in the allocated net overhead expense for the year ended June 30, 2024 compared to the prior year period is primarily due to increased managerial assistance and administrative allocations.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $18,250 and $19,983 for the years ended June 30, 2024 and June 30, 2023, respectively. The decrease was primarily attributable to a decrease in audit, compliance and tax related fees, as well as other general and administrative expenses, partially offset by an increase in legal fees.

Net Realized Gains (Losses)
The following table details net realized gains (losses) from investments for the years ended June 30, 2024 and June 30, 2023:

	Years Ended June 30,
Portfolio Company	2024	2023
Targus Group International, Inc.	—	16,143
NMMB Inc.	$1,041	$(2,510)
Other, net	156	(71)
Strategic Materials Holding Corp.	(6,793)	(82)
Shutterfly, LLC	—	(1,944)
Dunn Paper, Inc.	—	(8,791)
Venio LLC	—	(14,325)
Engine Group, Inc.	(28,968)	—
Curo Group Holdings Corp.	(42,322)	—
Structured Subordinated Notes, net	(159,111)	(29,466)
PGX Holdings, Inc.	(181,446)	—
Net realized gains (losses) from investments	$(417,443)	$(41,046)
The net realized loss during the year ended June 30, 2024 was primarily due to the restructuring of PGX Holdings, Inc. (“PGX”). On September 28, 2023, PGX underwent a corporate restructuring with the new borrower being Credit.com Holdings, LLC. As part of this transaction, our existing First Lien Term Loan was restructured into new debt, resulting in a realized loss of $1,460. Our Second Lien Term Loan was written-off and we recorded a realized loss of $179,986, while reversing our previously recorded unrealized losses related to our investment in PGX, in the same amount.
Net Realized Loss from Extinguishment of Debt
During the years ended June 30, 2024 and June 30, 2023, we recorded a net realized loss from the extinguishment of debt of $248 and $180, respectively. Refer to Capitalization for additional discussion.
Net Realized Gain from Redemptions of Preferred Stock

During the years ended June 30, 2024 and June 30, 2023, we recorded a realized loss of $5,173 and a realized gain of $321, respectively, from a preferred stock tender offer, preferred stock repurchases, and conversions of preferred stock to common stock. During the year ended June 30, 2024 we recorded a net realized loss of $12,156 from the accretion to redemption value of redeemable securities. No such losses were recorded during the year ended June 30, 2023. Refer to Financial Condition, Liquidity, and Capital Resources for additional discussion.
Change in Unrealized Gains (Losses)
The following table details net change in unrealized gains (losses) for our portfolio for the years ended June 30, 2024 and June 30, 2023, respectively:

	Years Ended June 30,
	2024	2023
Control investments	$8,959	$(122,210)
Affiliate investments	4,933	(86,440)
Non-control/non-affiliate investments	246,797	(272,694)
Net change in unrealized gains (losses)	$260,689	$(481,344)

The following table reflects net change in unrealized gains (losses) on investments for the year ended June 30, 2024:

Net Change in Unrealized Gains (Losses)
PGX Holdings, Inc. (1)	$179,986
Valley Electric Company, Inc.	145,872
Subordinated Structured Notes	109,757
Curo Group Holdings Corp. (2)	29,985
Engine Group, Inc. (3)	29,090
Universal Turbine Parts, LLC	20,551
R-V Industries, Inc.	17,194
Other, net	16,778
MITY, Inc.	12,255
Discovery Point Retreat, LLC	7,563
BCPE North Star US Holdco 2, Inc.	6,477
Rising Tide Holdings, Inc.	(7,405)
Reception Purchaser, LLC	(8,734)
Medical Solutions Holdings, Inc.	(9,492)
Securus Technologies Holdings, Inc.	(10,344)
CCS-CMGC Holdings, Inc.	(10,998)
Nationwide Loan Company LLC	(14,382)
InterDent, Inc.	(17,333)
Credit.com Holdings, LLC	(17,596)
First Tower Finance Company LLC	(21,520)
Town & Country Holdings, Inc.	(22,740)
CP Energy Services Inc.	(23,692)
Research Now Group, LLC and Dynata, LLC	(42,071)
National Property REIT Corp.	(108,512)
Net change in unrealized gains (losses)	$260,689
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

The following table reflects net change in unrealized gains (losses) on investments for the year ended June 30, 2023:

Net Change in Unrealized Gains (Losses)
Town & Country Holdings, Inc.	$39,123
InterDent, Inc.	32,042
R-V Industries, Inc.	24,585
United Sporting Companies, Inc.	15,433
Universal Turbine Parts, LLC	13,950
The RK Logistics Group, Inc.	11,014
MITY, Inc.	8,752
Dunn Paper, Inc.	6,493
Research Now Group, LLC (f/k/a Research Now Group, Inc.) and Dynata, LLC (f/k/a Survey Sampling International, LLC)	(6,740)
BCPE North Star US Holdco 2, Inc.	(10,462)
Rising Tide Holdings, Inc.	(11,444)
Pacific World Corporation	(11,912)
Curo Group Holdings Corp.	(13,506)
USES Corp.	(13,543)
NMMB, Inc.	(15,763)
Credit Central Loan Company, LLC	(17,554)
CP Energy Services Inc.	(22,645)
K&N HoldCo, LLC	(23,181)
Targus Cayman HoldCo Limited	(33,202)
First Tower Finance Company LLC	(48,602)
Other, net	(53,378)
National Property REIT Corp.	(55,878)
PGX Holdings, Inc.	(294,926)
Net change in unrealized gains (losses)	$(481,344)

Financial Condition, Liquidity and Capital Resources
For the years ended June 30, 2024 and June 30, 2023, our operating activities provided $279,983 and used $220,846 of cash, respectively. The $500,829 increase is primarily driven by a $306,993 decrease in originations, a $112,966 increase in repayments, and a $70,320 increase in net reductions to Subordinated Structured Notes and related costs for the year ended June 30, 2024 compared to the year ended June 30, 2023. There were no investing activities for the years ended June 30, 2024 and June 30, 2023. Financing activities used $289,757 and provided $281,128 of cash during the year ended June 30, 2024 and June 30, 2023, respectively, which included dividend payments and distributions to common and preferred stockholders of $360,288 and $299,143, respectively. The $570,885 decrease is primarily driven by a $502,579 decrease in issuance of preferred stock, and $61,145 decrease in dividends and distributions paid to stockholders, offset by a $3,715 increase in net debt issuances, for the year ended June 30, 2024 compared to the year ended June 30, 2023.

Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, to repay outstanding borrowings and to make cash distributions to our stockholders.

Our primary sources of funds have historically been issuances of debt and common equity, and beginning with our year ended June 30, 2021, issuances of preferred equity. We have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the year ended June 30, 2024, we borrowed $1,143,500 and we made repayments totaling $1,363,407 under the Revolving Credit Facility. As of June 30, 2024, our outstanding balance on the Revolving Credit Facility was $794,796. As of June 30, 2024, we had, net of unamortized discount and debt issuance costs, $155,519 outstanding on the Convertible Notes, $987,567 outstanding on the Public Notes and $496,029 outstanding on the Prospect Capital InterNotes® (See “Capitalization” above).
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of June 30, 2024 and June 30, 2023, we had $34,771 and $47,875, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of June 30, 2024 and June 30, 2023, as they were all floating rate instruments that repriced frequently.
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
Preferred Stock
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”), as amended on June 9, 2022, October 7, 2022, February 10 2023, and December 29, 2023, pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and dealer manager for the Company’s offering of up to 80,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such convertible preferred stock may be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”), the 6.50% Series A3 Preferred Stock (“Series A3 Preferred Stock”), and the 6.50% Series M3 Preferred Stock (“Series M3 Preferred Stock”). In connection with such offering, on August 3, 2020, June 9, 2022, October 11, 2022, February 10, 2023, and December 28, 2023 (two filings) we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland (“SDAT”), reclassifying and designating 120,000,000, 60,000,000, 120,000,000, 60,000,000, 160,000,000, and 40,000,000 shares, respectively, of the Company’s authorized and unissued shares of common stock into shares of preferred stock as “Convertible Preferred Stock.” As part of this offering, we also issue our Floating Rate Series A4 Preferred Stock (“Series A4 Preferred Stock”), and the Floating Rate Series M4 Preferred Stock (“Series M4 Preferred Stock” and together with the Series A4 Preferred Stock, the “Floating Rate Preferred Stock”), which are not convertible.
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
At any time prior to the listing of the 5.50% Preferred Stock and the 6.50% Preferred Stock on a national securities exchange, shares of the 5.50% Preferred Stock and the 6.50% Preferred Stock are convertible, at the option of the holder of the 5.50% Preferred Stock and the 6.50% Preferred Stock (the “Holder Optional Conversion”). We will settle any Holder Optional Conversion by paying or delivering, as the case may be, (A) any portion of the Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the Settlement Amount, minus (b) any portion of the Settlement Amount that we elect to pay in cash, divided by (2) the arithmetic average of the daily volume weighted average price of shares of our common stock over each of the five consecutive trading days ending on the Holder Conversion Exercise Date (such arithmetic average, the “5-day VWAP”). For the Series A1 Preferred Stock, the Series A3 Preferred Stock, the Series AA1 Preferred Stock, the Series AA2 Preferred Stock and the Series A2 Preferred Stock, “Settlement Amount” means (A) $25.00 per share (the “Stated Value”), plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the applicable Holder Optional Conversion Fee for the respective Holder Conversion Deadline. For the Series M Preferred Stock, “Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the applicable Series M Clawback, if any. “Series M Clawback”, if applicable, means an amount equal to the aggregate amount of all dividends, whether paid or accrued, on such share of Series M Stock in the three full months prior to the Holder Conversion Exercise Date. Subject to certain limited exceptions, we will not pay any portion of the Settlement Amount in cash (other than cash in lieu of fractional shares of our common stock) until the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred Stock has been issued. Beginning on the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred Stock is issued, we may elect to settle all or a portion of any Holder Optional Conversion in cash without limitation or restriction. The right of holders to convert a share of 5.50% Preferred Stock or 6.50% Preferred Stock will terminate upon the listing of such share on a national securities exchange. Shares of the Floating Rate Preferred Stock do not have a Holder Optional Conversion Feature.
Subject to certain limited exceptions allowing earlier redemption, beginning on the earlier of the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred Stock has been issued, or the two year anniversary of the date on which a share of Floating Rate Preferred Stock has been issued or, for listed shares of 5.50% Preferred Stock or 6.50% Preferred Stock, five years from the earliest date on which any series that has been listed was first issued and, for listed shares of Floating Rate Preferred Stock, two years from the earliest date on which any series that has been listed was first issued (the earlier of such dates as applicable to a series of Preferred Stock, the “Redemption Eligibility Date”), such share of Preferred Stock may be redeemed at any time or from time to time at our option (the “Issuer Optional Redemption”), at a redemption price of 100% of the Stated Value of the shares to be redeemed plus unpaid dividends accrued to, but not including, the date fixed for redemption.
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
For the Series M4 Preferred Stock, “HOR Settlement Amount” means (A) the stated value, plus (B) unpaid dividends accrued to, but not including, the Holder Redemption Exercise Date, but if a holder of Series M4 Preferred Stock exercises a Holder Optional Redemption within the first twenty-four months of issuance of such Series M4 Preferred Stock, the HOR Settlement Amount payable to such holder will be reduced by (i) during the first twelve months of issuance of such Series M4 Preferred Stock, the aggregate amount of all dividends, whether paid or accrued, on such Series M4 Preferred Stock in the six-month period prior to the Holder Redemption Exercise Date, and (ii) during the second twelve months of issuance of such Series M4 Preferred Stock, the aggregate amount of all dividends, whether paid or accrued, on such Series M4 Preferred Stock in the three-month period prior to the Holder Redemption Exercise Date (such amount, the “Series M4 Shares Clawback”). We are permitted to waive the Series M4 Shares Clawback through public announcement of the terms and duration of such waiver. Any such waiver would apply to any holder of Preferred Stock qualifying for the waiver and exercising a Holder Optional Redemption during the pendency of the term of such waiver. Although we have retained the right to waive the Series M4 Shares Clawback in the manner described above, we are not required to establish any such waivers and we may never establish any such waivers.
Subject to certain limitations, each share of 5.50% Preferred Stock or 6.50% Preferred Stock may be converted at our option (the “Issuer Optional Conversion”). We will settle any Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the 5-day VWAP, subject to our ability to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value if the 5-day VWAP represents a discount to our net asset value per share of common stock. For the 5.50% Preferred Stock and 6.50% Preferred Stock, “IOC Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the date fixed for conversion. In connection with an Issuer Optional Conversion, we will use commercially reasonable efforts to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value. If we do not have or obtain any required stockholder approval under the 1940 Act to sell our common stock below net asset value and the 5-day VWAP is at a discount to our net asset value per share of common stock, we will settle any conversions in connection with an Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the NAV per share of common stock at the close of business on the business day immediately preceding the date of conversion. We will not pay any portion of the IOC Settlement Amount from an Issuer Optional Conversion in cash (other than cash in lieu of fractional shares of our common stock) until the Redemption Eligibility Date. Beginning on the Redemption Eligibility Date, we may elect to settle any Issuer Optional Conversion in cash without limitation or restriction. In the event that we exercise an Issuer Optional Conversion with respect to any shares of 5.50% Preferred Stock or 6.50% Preferred Stock, the holder of such 5.50% Preferred Stock or 6.50% Preferred Stock may instead elect a Holder Optional Conversion with respect to such 5.50% Preferred Stock or 6.50% Preferred Stock provided that the date of conversion for such Holder Optional Conversion would occur prior to the date of conversion for an Issuer Optional Conversion. Shares of the Floating Rate Preferred Stock do not have an Issuer Optional Conversion feature. The Company actively manages its offerings of preferred stock and, although it may or may not be presently offering a particular series of its preferred stock, the Company may determine to issue any of its authorized series of preferred stock (and, in connection therewith, to relaunch the offering of any particular series, if previously terminated) based on its assessment of market conditions, demand, and appropriate cost of capital in light of the foregoing and the overall construction of its portfolio and capital structure.
During the year ended June 30, 2024, we exchanged an aggregate of 901,755 Series M1 Preferred Stock for an aggregate of 348,125 and 553,630 newly-issued Series M3 Preferred Stock and Series M4 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act. During the year ended June 30, 2024, we exchanged an aggregate of 338,068 Series M3 Preferred Stock for an aggregate of 338,068 newly-issued Series M4 Preferred Stock pursuant to the Securities Act. The Series M3 Preferred Stock and Series M4 Preferred Stock issued in the exchanges were issued in each case to an existing security holder of the Company exclusively in exchange for such holder’s securities. No commission or other remuneration was paid or given for soliciting the exchange. Stockholders who exchange Series M1 Preferred Stock for Series M3 Preferred Stock or Series M4 Preferred Stock or Series M3 Preferred Stock for Series M4 Preferred Stock will receive unpaid dividends on their Series M1 Preferred Stock or Series M3 Preferred Stock accrued to, but not including, the Exchange Exercise Date in cash. Upon settlement, the carrying amount (including any premiums or discounts and a proportional amount of any issuance costs) of the Series M1 Preferred Stock or Series M3 Preferred Stock are reclassified to Series M3 Preferred Stock or Series M4 Preferred stock, respectively, with no gain or loss recognized.
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
We may from time to time seek to cancel or purchase our outstanding preferred stock through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. The amounts involved may be material. Any such purchases or exchanges of preferred stock would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. On June 16, 2022, our Board of Directors authorized the repurchase of up to 1.5 million shares our Series A Preferred Stock and further on October 11, 2023, authorized any and all outstanding Series A Preferred Stock to be repurchased. The manner, price, volume and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules.
During the year ended June 30, 2024, we repurchased 80,303 shares of Series A Preferred Stock for a total cost of approximately $1,279, including fees and commissions paid to the broker, representing an average repurchase price of $15.76 per share. The difference in the consideration transferred and the net carrying value of the Series A Preferred Stock repurchased, which was $1,937, resulted in a gain applicable to common stock holders of approximately $657 during the year ended June 30, 2024. The repurchased shares reverted to authorized but unissued shares of Series A Preferred Stock and thus the Company holds no treasury stock.
During the year ended June 30, 2023, we repurchased 37,346 shares of Series A Preferred Stock for a total cost of approximately $579, including fees and commissions paid to the broker, representing an average repurchase price of $15.42 per share. The difference in the consideration transferred and the net carrying value of the Series A Preferred Stock repurchased, which was $900, resulted in a gain applicable to common stock holders of approximately $321 during the year ended June 30, 2023. The repurchased shares reverted to authorized but unissued shares of Series A Preferred Stock and thus the Company holds no treasury stock.
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
Subject to certain limited exceptions allowing earlier redemption, at any time after the close of business on July 19, 2026 (any such date, an “Optional Redemption Date”), at our sole option, we may redeem the Series A Preferred Stock in whole or, from time to time, in part, out of funds legally available for such redemption, at a price per share equal to the liquidation preference of $25.00 per share, plus an amount equal to all unpaid dividends on such shares (whether or not earned or declared, but excluding interest thereon) accumulated up to, but excluding, the date fixed for redemption. We may also redeem the Series A Preferred Stock at any time, in whole or, from time to time, in part, including prior to the Optional Redemption Date, pro rata, based on liquidation preference, with all other series of our then outstanding preferred stock, in the event that our Board of Directors determines to redeem any series of our preferred stock, in whole or, from time to time, in part, because such redemption is deemed necessary by the Board of Directors to comply with the asset coverage requirements of the 1940 Act or for us to maintain RIC status.

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
The Floating Rate Preferred Stock is redeemable at the election of the Holder at any time; therefore, is probable of redemption outside of the Company’s control. As a result, the Floating Rate Preferred Stock is classified within temporary equity on our Consolidated Statement of Assets and Liabilities as of June 30, 2024 and is accreted to redemption value upon issuance. Accretion to redemption value is treated as an adjustment to net increase (decrease) in net assets resulting from operations applicable to common stockholders on our Consolidates Statement of Operations.
For so long as the Series A Preferred Stock and the Floating Rate Preferred Stock is outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, if dividends on the Preferred Stock have accumulated and been unpaid for a period of two years, a possibility of redemption outside of the Company’s control exists and, in accordance with ASC 480, we have presented our 5.50% Preferred Stock, 6.50% Preferred Stock, and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of June 30, 2024 and June 30, 2023.
We determined the estimated value as of June 30, 2024 of our 5.50% Preferred Stock, 6.50% Preferred Stock and Floating Rate Preferred Stock with a $25.00 stated value per share. We engaged a third-party valuation service to assist in our determination based on the calculation resulting from the total equity on our Consolidated Statements of Assets and Liabilities in our Annual Report on Form 10-K for the year ended June 30, 2024 (the “Form 10-K”), which was prepared in accordance with U.S. generally accepted accounting principles in the United States of America, adjusted for the fair value of our investments (i.e. from our Consolidated Schedule of Investments) and total liabilities, divided by the number of shares of our Preferred Stock outstanding. Based on this methodology and because the result from the calculation above is greater than the $25.00 per share stated value of our 5.50% Preferred Stock, 6.50% Preferred Stock and Floating Rate Preferred Stock, the estimated value of our 5.50% Preferred Stock, 6.50% Preferred Stock and Floating Rate Preferred Stock as of June 30, 2024 is $25.00 per share.
Common Stock
Our common stockholders’ equity accounts as of June 30, 2024 and June 30, 2023 reflect cumulative shares issued, net of shares previously repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemption Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
We did not repurchase any shares of our common stock for the year ended June 30, 2024 or June 30, 2023. As of June 30, 2024, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
On June 10, 2024, at a special meeting of stockholders, our stockholders authorized us to sell shares of our common stock (during the next 12 months) at a price or prices below our net asset value per share at the time of sale in one or more offerings, subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of its outstanding common stock immediately prior to such sale).

Recent Developments
On July 30, 2024, we increased total commitments to the Revolving Credit Facility by $55 million to $2.1215 billion in the aggregate. Aggregate commitments are from an expanded group of 48 banks.
On August 6, 2024, we funded a $127,000 first lien senior secured term loan to support the refinancing of Global Tel*Link Corporation (d/b/a ViaPath Technologies.). In connection with the refinancing, our $9,497 first lien term loan and $122,670 second lien term loan to Global Tel*Link Corporation (d/b/a ViaPath Technologies.) were fully repaid at par.
During the period of July 1, 2024, through August 28, 2024, we issued $73,483 in aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $72,410, with $6,659 of such aggregate principal amount scheduled to settle on August 29, 2024.
On August 28, 2024, we announced the declaration of monthly dividends for our Floating Rate Preferred Stock for holders of record on the following dates based on an annualized rate equal to 7.27601% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month), authorized on August 27, 2024:

Monthly Cash Floating Rate Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
September 2024	9/18/2024	10/1/2024	$0.151584
October 2024	10/16/2024	11/1/2024	$0.151584
November 2024	11/20/2024	12/2/2024	$0.151584
On August 28, 2024, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
September 2024	9/18/2024	10/1/2024	$0.114583
October 2024	10/16/2024	11/1/2024	$0.114583
November 2024	11/20/2024	12/2/2024	$0.114583

On August 28, 2024, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 6.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
September 2024	9/18/2024	10/1/2024	$0.135417
October 2024	10/16/2024	11/1/2024	$0.135417
November 2024	11/20/2024	12/2/2024	$0.135417
On August 28, 2024, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
August 2024 - October 2024	10/16/2024	11/1/2024	$0.334375
On August 28, 2024, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
September 2024	9/26/2024	10/22/2024	$0.0600
October 2024	10/29/2024	11/19/2024	$0.0600

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

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. All of our investments carried at fair value are classified as Level 2 or Level 3 as of June 30, 2024 and June 30, 2023, with a significant portion of our investments classified as Level 3.
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
Investments for which market quotations are readily available are valued at such market quotations. In order to validate market quotations, management and the independent valuation firm look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. In determining the range of values for debt and equity instruments where market quotations are not readily available, we perform a multiple step valuation process with our investment professionals alongside our independent valuation firms. The independent valuation firms prepare valuations for each investment which are presented by the independent valuation firms to the Audit Committee of our Board of Directors. The Audit Committee makes a recommendation to the Board of Directors of the value for each investment and the Board of Directors approves the values with the input of the Investment Adviser.
Management and the independent valuation firms may consider various factors in determining the fair value of our investments. One prominent factor is the enterprise value of a portfolio company determined by applying a market approach such as using earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples, net income and/or book value multiples for similar guideline public companies and/or similar recent investment transactions and/or an income approach, such as the discounted cash flow technique. If relevant, management and the independent valuation firms will consider the pricing indicated by external events such as a purchase or sale transaction to corroborate the valuation.
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
At June 30, 2024, $4,798,765, $2,846,887, and $22,940 of our total investments were valued using the discounted cash flow, enterprise value waterfall, and asset recovery analysis, respectively, compared to $5,192,734, $2,503,571, and $21,145, respectively, at June 30, 2023.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and equity price risk. Uncertainty with respect to the economic effects of heightened interest rates in response to inflation, conflict between Russia and Ukraine and the Israel-Hamas war and the ongoing geopolitical uncertainty has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. Concerning these risks and their potential impact on our business and our operating results, see Part I, Item 1A. Risk Factors, “Risks Relating to our Business.”
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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the SOFR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a SOFR floor. Our loans typically have durations of one, three or six months after which they reset to current market interest rates. As of June 30, 2024, 82.14% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility that is based on floating SOFR rates. Interest on borrowings under the revolving credit facility is one-month SOFR plus 205 basis points with no minimum SOFR floor and there is $794,796 outstanding as of June 30, 2024. Dividends for the Floating Rate Preferred Stock are equal to one-month Term SOFR (which will reset upon each dividend declaration by the Board of Directors) plus 2.00%, subject to a minimum and maximum annualized dividend rate of 6.50% and 8.00%, respectively. There are 5,167,913 shares of the Floating Rate Preferred Stock outstanding as of June 30, 2024. See Note 9. Equity Offerings, Offering Expenses, and Distributions for further discussion on our Floating Rate Preferred Stock. The Convertible Notes, Public Notes, Prospect Capital InterNotes® and remaining Preferred Stock bear interest at fixed rates.
The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in Subordinated Structured Notes) to our loan portfolio and outstanding debt as of June 30, 2024, assuming no changes in our investment and borrowing structure:

Basis Point Change (in thousands)	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Incentive Fee (2)	Increase (Decrease) in Net Investment Income(1)
Up 300 basis points	$141,583	$23,844	$117,739	$873	$93,493
Up 200 basis points	94,389	15,896	78,493	873	62,096
Up 100 basis points	47,194	7,948	39,246	873	30,699
Down 100 basis points	(46,551)	(7,948)	(38,603)	(1,065)	(30,030)
Down 200 basis points	(86,225)	(15,896)	(70,329)	(1,065)	(55,411)
Down 300 basis points	(121,078)	(23,844)	(97,234)	(1,065)	(76,935)
(1) Includes the impact of income incentive fees. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.
(2) Includes the impact of the Floating Rate Preferred Stock dividend.

As of June 30, 2024, one, three, and six month SOFR were 5.34%, 5.32% and 5.26%, respectively.
We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the year ended June 30, 2024, we did not engage in hedging activities.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Prospect Capital Corporation
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of Prospect Capital Corporation (the "Company"), including the consolidated schedule of investments, as of June 30, 2024, the related consolidated statements of operations, cash flows, changes in net assets and the financial highlights for the year then ended, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations, changes in net assets, cash flows , and the financial highlights for the year then ended in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2024 expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of June 30, 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Fair Valuation of Level 3 Investments - Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The Company held certain portfolio investments classified as Level 3 investments including First and Second Lien debt, Unsecured debt, Equity, and Collateralized Loan Obligation ("CLO") investments, which are also referred to as Subordinated Structured Notes. The Company's determination of fair value for these Level 3 investments involved subjective judgments and estimates including the selection of valuation methodologies and unobservable inputs.
We identified the valuation of Level 3 investments as a critical audit matter given the significant judgments made by the Company to estimate the fair value. This required a high degree of auditor judgment and extensive audit effort, including the need to involve fair value specialists who possess significant valuation experience, to evaluate the appropriateness of the valuation methodologies and the significant unobservable inputs used by the Company in the determination fair value.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of Level 3 investments included the following, among others:

•We tested the design, implementation, and operating effectiveness of the Company's controls over the valuation of Level 3 investments, including those over the selection of valuation methodologies and development of unobservable inputs.

•We evaluated the appropriateness of the valuation methodologies and the reasonableness of the significant unobservable inputs. For a selection of Level 3 investments, we utilized the assistance of our fair value specialists to perform our audit procedures.

•With the assistance of our fair value specialists, we developed independent fair value estimates and compared our estimates to the Company's selected values for a selection of Level 3 investments.

•We evaluated management's ability to reasonably estimate fair value by comparing management's historical estimates of fair value to subsequent transactions, taking into account changes in market or investment specific conditions, where applicable.

/s/	DELOITTE & TOUCHE LLP

New York, New York

August 28, 2024

We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Prospect Capital Corporation
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of Prospect Capital Corporation (the “Company”), including the consolidated schedule of investments, as of June 30, 2023, and the related consolidated statements of operations, changes in net assets and temporary equity, and cash flows for each of the two years in the period ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations, changes in its net assets and temporary equity, and its cash flows for each of the two years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of June 30, 2023 by correspondence with the custodians, brokers and portfolio companies; when replies were not received, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/	BDO USA, P.C.

We served as the Company’s auditor from 2005 to 2023.

New York, New York
September 8, 2023

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	June 30, 2024	June 30, 2023

Assets
Investments at fair value:
Control investments (amortized cost of $3,280,415 and $2,988,496, respectively)(Note 14)	$3,872,575	$3,571,697
Affiliate investments (amortized cost of $11,594 and $8,855, respectively)	18,069	10,397
Non-control/non-affiliate investments (amortized cost of $4,155,165 and $4,803,245, respectively)	3,827,599	4,142,837
Total investments at fair value (amortized cost of $7,447,174 and $7,800,596, respectively)(Note 3)	7,718,243	7,724,931
Cash and cash equivalents (restricted cash of $3,974 and $5,074, respectively)	85,872	95,646
Receivables for:
Interest, net	26,936	22,701
Other	1,091	1,051
Deferred financing costs on Revolving Credit Facility (Note 4)	22,975	15,569
Prepaid expenses	1,162	1,149
Due from broker	734	617
Due from Affiliate (Note 13)	79	2
Total Assets	7,857,092	7,861,666
Liabilities
Revolving Credit Facility (Notes 4 and 8)	794,796	1,014,703
Public Notes (less unamortized discount and debt issuance costs of $12,433 and $17,103, respectively) (Notes 6 and 8)	987,567	1,064,137
Prospect Capital InterNotes® (less unamortized debt issuance costs of $7,999 and $6,688, respectively) (Notes 7 and 8)	496,029	351,417
Convertible Notes (less unamortized debt issuance costs of $649 and $1,577, respectively) (Notes 5 and 8)	155,519	154,591
Due to Prospect Capital Management (Note 13)	58,624	61,651
Dividends payable	25,804	31,033
Interest payable	21,294	22,684
Due to broker	10,272	94
Due to Prospect Administration (Note 13)	5,433	4,066
Accrued expenses	3,591	4,926
Due to Affiliate (Note 13)	—	161
Other liabilities	242	1,524
Total Liabilities	2,559,171	2,710,987
Commitments and Contingencies (Note 3 and Note 15)
Preferred Stock, par value $0.001 per share (647,900,000 and 447,900,000 shares of preferred stock authorized, with 80,000,000 and 72,000,000 as Series A1, 80,000,000 and 72,000,000 as Series M1, 80,000,000 and 72,000,000 as Series M2, 20,000,000 and 20,000,000 as Series AA1, 20,000,000 and 20,000,000 as Series MM1, 1,000,000 and 1,000,000 as Series A2, 6,900,000 and 6,900,000 as Series A, 80,000,000 and 72,000,000 as Series A3, 80,000,000 and 72,000,000 as Series M3, 80,000,000 and 0 as Series A4, 80,000,000 and 0 as Series M4, 20,000,000 and 20,000,000 as Series AA2, and 20,000,000 and 20,000,000 as Series MM2, each as of June 30, 2024 and June 30, 2023; 28,932,457 and 30,965,138 Series A1 shares issued and outstanding, 1,788,851 and 3,681,591 Series M1 shares issued and outstanding, 0 and 0 Series M2 shares issued and outstanding, 0 and 0 Series AA1 shares issued and outstanding, 0 and 0 Series MM1 shares issued and outstanding, 164,000 and 164,000 Series A2 shares issued and outstanding, 5,251,157 and 5,962,654 Series A shares issued and outstanding, 24,810,648 and 18,829,837 Series A3 shares issued and outstanding, 3,351,101 and 2,498,788 Series M3 shares issued and outstanding, 1,401,747 and 0 Series M4 shares issued and outstanding, 3,766,166 and 0 Series A4 issued and outstanding, 0 and 0 Series AA2 shares issued and outstanding, and 0 and 0 Series MM2 shares issued and outstanding as of June 30, 2024 and June 30, 2023, respectively) at carrying value plus cumulative accrued and unpaid dividends (Note 9)
	1,586,188	1,418,014
Net Assets Applicable to Common Shares	$3,711,733	$3,732,665
Components of Net Assets Applicable to Common Shares and Net Assets, respectively
Common stock, par value $0.001 per share (1,352,100,000 and 1,552,100,000 common shares authorized; 424,846,963 and 404,033,549 issued and outstanding, respectively) (Note 9)	425	404
Paid-in capital in excess of par (Note 9 and 12)	4,208,607	4,085,207
Total distributable (loss) (Note 12)	(497,299)	(352,946)
Net Assets Applicable to Common Shares	$3,711,733	$3,732,665
Net Asset Value Per Common Share (Note 16)	$8.74	$9.24
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended June 30,
	2024	2023	2022
Investment Income
Interest income:
Control investments	$280,537	$256,974	$225,494
Affiliate investments	—	15,034	30,349
Non-control/non-affiliate investments	454,053	394,545	251,346
Structured credit securities	35,722	94,232	77,496
Total interest income	770,312	760,785	584,685
Dividend income:
Control investments	737	3,207	14,649
Affiliate investments	2,291	1,374	256
Non-control/non-affiliate investments	8,925	3,824	120
Total dividend income	11,953	8,405	15,025
Other income:
Control investments	68,735	65,224	79,782
Affiliate investments	—	133	4,032
Non-control/non-affiliate investments	10,662	17,666	27,380
Total other income (Note 10)	79,397	83,023	111,194
Total Investment Income	861,662	852,213	710,904
Operating Expenses
Base management fee (Note 13)	157,001	155,084	140,370
Income incentive fee (Note 13)	80,548	87,435	79,491
Interest and credit facility expenses	160,246	148,204	117,416
Allocation of overhead from Prospect Administration (Note 13)	25,781	20,578	13,797
Audit, compliance and tax related fees	3,717	4,874	3,107
Directors’ fees	570	525	491
Other general and administrative expenses	13,963	14,584	12,332
Total Operating Expenses	441,826	431,284	367,004
Net Investment Income	419,836	420,929	343,900
Net Realized and Net Change in Unrealized Gains (Losses) from Investments
Net realized gains (losses)
Control investments	1,039	(2,512)	3,958
Affiliate investments	—	16,143	—
Non-control/non-affiliate investments	(418,482)	(54,677)	(17,142)
Net realized gains (losses)	(417,443)	(41,046)	(13,184)
Net change in unrealized gains (losses)
Control investments	8,959	(122,210)	268,126
Affiliate investments	4,933	(86,440)	(2,629)
Non-control/non-affiliate investments	246,797	(272,694)	(3,472)
Net change in unrealized gains (losses)	260,689	(481,344)	262,025
Net Realized and Net Change in Unrealized Gains (Losses) from Investments	(156,754)	(522,390)	248,841
Net realized losses on extinguishment of debt	(248)	(180)	(10,157)
Net Increase (Decrease) in Net Assets Resulting from Operations	262,834	(101,641)	582,584
Preferred Stock dividends	(98,089)	(71,153)	(25,935)
Net gain (loss) on redemptions of Preferred Stock	(5,173)	321	—
(Loss) on Accretion to Redemption Value of Preferred Stock	(12,156)	—	—
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stockholders	$147,416	$(172,473)	$556,649
Basic and diluted earnings (loss) per common share (Note 11)
Basic	$0.36	$(0.43)	$1.43
Diluted	$0.34	$(0.43)	$1.34
Weighted-average shares of common stock outstanding (Note 11)
Basic	412,703,365	398,514,965	390,571,648
Diluted	625,276,736	398,514,965	433,791,771
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS AND TEMPORARY EQUITY
(in thousands, except share and per share data)

	Preferred Stock Classified as Temporary Equity			Preferred Stock		Common Stock
	Shares		Carrying Value	Liquidation Value		Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)	Total Net Assets
Balance as of June 30, 2021	—		$—	$137,040		388,419,573	$388	$4,018,659	$(210,570)	$3,945,517
Net Increase in Net Assets Resulting from Operations:
Net investment income									343,900	343,900
Net realized losses									(23,341)	(23,341)
Net change in net unrealized gains									262,025	262,025
Distributions to Stockholders:
Distributions from earnings (Note 12)									(303,634)	(303,634)
Return of capital to common stockholders (Note 12)								(3,695)		(3,695)
Capital Transactions
Transfer of preferred stock to temporary equity(2)	5,796,528		144,914	(144,914)						(144,914)
Transfer of preferred stock issuance costs to temporary equity(3)			(11,970)					11,970		11,970
Issuance of preferred stock	23,866,884		559,107	7,866				(13,239)		(5,373)
Value of shares issued through reinvestment of dividends	13,946		350	8		4,524,956	5	34,988		35,001
Conversion of preferred stock to common stock	(69,476)		(1,664)			219,908		1,667		1,667
Net increase in preferred dividend accrual			1,339							—
Tax reclassifications of net assets (Note 12)								20	(20)	—
Total (decrease) increase for the year ended June 30, 2022	29,607,882		692,076	(137,040)		4,744,864	5	31,711	278,930	173,606
Balance as of June 30, 2022	29,607,882		$692,076	$—		393,164,437	$393	$4,050,370	$68,360	$4,119,123
Net Decrease in Net Assets Resulting from Operations:
Net investment income									420,929	420,929
Net realized losses									(40,905)	(40,905)
Net change in net unrealized losses									(481,344)	(481,344)
Distributions to Stockholders(1):
Distributions from earnings (Note 12)									(320,015)	(320,015)
Return of capital to common stockholders (Note 12)								(38,379)		(38,379)
Capital Transactions
Issuance of preferred stock	33,450,286		748,223							—
Repurchase of Preferred Stock	(37,346)		(900)							—
Value of shares issued through reinvestment of dividends	60,629		1,514			7,474,975	7	50,352		50,359
Conversion of preferred stock to common stock	(979,442)		(22,894)			3,393,837	4	22,890		22,894
Conversion of Convertible Notes to common stock						300		3		3
Net decrease in preferred dividend accrual			(5)							—
Tax reclassifications of net assets (Note 12)								(29)	29	—
Total (decrease) increase for the year ended June 30, 2023	32,494,127		725,938	—		10,869,112	11	34,837	(421,306)	(386,458)
Balance as of June 30, 2023	62,102,009		$1,418,014	$—		404,033,549	$404	$4,085,207	$(352,946)	$3,732,665
Net Decrease in Net Assets Resulting from Operations:
Net investment income									419,836	419,836
Net realized losses									(435,020)	(435,020)
Net change in net unrealized gains									260,689	260,689
Distributions to Stockholders(1):
Distributions from earnings (Note 12)									(389,263)	(389,263)
Return of capital to common stockholders (Note 12)								(6,459)		(6,459)
Capital Transactions
Issuance of preferred stock	11,311,600		250,775							—
Accretion of preferred stock to redemption value			12,110							—
Repurchase of Preferred Stock	(711,497)		(17,155)							—
Value of shares issued through reinvestment of dividends	143,210		3,417			6,736,142	8	37,391		37,399
Conversion of preferred stock to common stock	(3,379,195)		(80,829)			14,077,272	13	91,873		91,886
Conversion of Convertible Notes to common stock										—
Net decrease in preferred dividend accrual			(144)							—
Tax reclassifications of net assets (Note 12)								595	(595)	—
Total (decrease) increase for the year ended June 30, 2024	7,364,118	—	168,174	—	—	20,813,414	21	123,400	(144,353)	(20,932)
Balance as of June 30, 2024	69,466,127		$1,586,188	$—	—	424,846,963	$425	$4,208,607	$(497,299)	$3,711,733

(1) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal year. In addition, we have not yet finalized return of capital estimates, if any, for the current tax year ended August 31, 2024. See Note 2 and Note 12 within the accompanying notes to consolidated financial statements for further discussion on tax reclassification of net assets and tax basis components of dividends.
(2) Preferred Stock issued prior to our 5.35% Series A Preferred Stock issuance transferred to temporary equity. Refer to Note 9 within the accompanying notes to the consolidated financial statements for further discussion.
(3) Preferred stock issuance costs include offering costs and underwriting costs related to the issuance of preferred stock. During the year ended June 30, 2022, we we transferred all preferred stock issuance costs related to preferred stock issued as temporary equity following our transfer of preferred stock during the three months ended September 30, 2021. Refer to Note 9 within the accompanying notes to the consolidated financial statements for further discussion.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

	Year Ended June 30,
	2024	2023	2022
Operating Activities
Net increase (decrease) in net assets resulting from operations	$262,834	$(101,641)	$582,584
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized losses on extinguishment of debt	248	180	10,157
Net realized losses on investments	417,443	41,046	13,184
Net change in unrealized (gains) losses on investments	(260,689)	481,344	(262,025)
Accretion of premiums, net	(5,844)	(5,283)	(12,709)
Amortization of deferred financing costs	7,470	6,980	8,024
Accretion of original issue discount	2,876	3,013	2,815
Payment-In-Kind interest	(134,505)	(132,087)	(83,124)
Structuring fees	(7,603)	(15,017)	(18,798)
Change in operating assets and liabilities:
Payments for purchases of investments	(622,348)	(929,341)	(2,220,365)
Proceeds from sale of investments and collection of investment principal	536,830	423,834	1,108,419
Net Reductions to Subordinated Structured Notes and related investment cost	83,403	13,083	74,686
(Increase) decrease in interest receivable, net	(4,235)	(9,776)	(350)
(Increase) decrease in due from broker	(117)	(617)	12,551
(Increase) decrease in other receivables	(40)	(306)	(380)
(Increase) decrease in due from Affiliate	(77)	(2)	—
(Increase) decrease in prepaid expenses	(13)	(71)	(6)
Increase (decrease) in due to broker	10,178	94	(14,854)
Increase (decrease) in due to Prospect Administration	1,367	1,785	(2,554)
Increase (decrease) in due to Prospect Capital Management	(3,027)	3,551	9,488
Increase (decrease) in accrued expenses	(1,335)	1,617	(1,842)
Increase (decrease) in interest payable	(1,390)	(3,985)	(690)
Increase (decrease) in due to Affiliate	(161)	161	—
Increase (decrease) in other liabilities	(1,282)	592	450
Net Cash Provided by (Used in) Operating Activities	279,983	(220,846)	(795,339)
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	1,143,500	1,544,600	2,151,121
Principal payments under Revolving Credit Facility (Note 4)	(1,363,407)	(1,369,361)	(1,668,594)
Issuances of Public Notes, net of original issue discount (Note 6)	—	—	294,798
Redemptions of Convertible Notes (Note 5)	—	(60,501)	(51,872)
Redemptions of Public Notes (Note 6)	(81,240)	(284,218)	(69,319)
Issuances of Prospect Capital InterNotes® (Note 7)	156,840	17,867	163,036
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(10,917)	(7,326)	(324,183)
Financing costs paid and deferred	(13,719)	(8,433)	(11,334)
Proceeds from issuance of preferred stock, net of underwriting costs	257,084	759,663	559,884
Offering costs from issuance of preferred stock	(6,309)	(11,440)	(6,149)
Repurchase of Preferred Stock	(11,301)	(580)	—
Dividends paid and distributions to common and preferred stockholders	(360,288)	(299,143)	(270,295)
Net Cash Provided by (Used in) Financing Activities	(289,757)	281,128	767,093
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(9,774)	60,282	(28,246)
Cash, Cash Equivalents and Restricted Cash at beginning of period	95,646	35,364	63,610
Cash, Cash Equivalents and Restricted Cash at End of Period	$85,872	$95,646	$35,364
Supplemental Disclosures
Cash paid for interest	$151,290	$142,196	$107,627
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	40,816	51,873	35,351
Conversion of preferred stock to common stock	80,829	—	—
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024
(in thousands, except share data)

							June 30, 2024
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(40)

CP Energy Services Inc. (20)	Energy Equipment & Services	First Lien Term Loan	10/1/2017	14.56% (3M SOFR+ 9.00%)	1.00	4/4/2027	$59,303	$59,303	$51,139	1.4%	(10)(39)
		First Lien Term Loan	4/5/2022	14.56% (3M SOFR+ 9.00%)	1.00	4/4/2027	7,619	7,619	6,570	0.2%	(10)(39)
		First Lien Term Loan	1/6/2023	14.56% (3M SOFR + 9.00%)	1.00	4/4/2027	15,090	15,090	13,012	0.4%	(10)(39)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	13.59% PIK (3M SOFR+ 8.00%)	1.00	12/31/2025	36,608	36,608	35,103	0.9%	(10)(39)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	13.60% (3M SOFR+ 8.00%)	1.00	12/31/2025	4,569	4,569	4,382	0.1%	(10)
		Series A Preferred Units to Spartan Energy Holdings, Inc. (10,000 shares)	9/25/2020	15.00%	—	N/A	—	26,193	—	—%	(16)
		Series B Redeemable Preferred Stock (790 shares)	10/30/2015	16.00%	—	N/A	—	63,225	—	—%	(16)
		Common Stock (102,924 shares)	8/2/2013		—	N/A	—	86,240	—	—%	(16)
								298,847	110,206	3.0%
Credit Central Loan Company, LLC (21)	Consumer Finance	First Lien Term Loan	12/28/2012	5.00% plus 5.00% PIK	—	9/15/2027	82,629	82,629	79,230	2.1%	(14)(39)
		Class A Units (14,867,312 units)	12/28/2012		—	N/A	—	19,331	—	—%	(14)(16)
		Preferred Class P Shares (12,897,188 units)	7/1/2022	12.75%	—	N/A	—	11,520	—	—%	(14)(16)
		Net Revenues Interest (25% of Net Revenues)	1/28/2015		—	N/A	—	—	—	—%	(14)(16)
								113,480	79,230	2.1%
Echelon Transportation, LLC	Aerospace & Defense	First Lien Term Loan	3/31/2014	6.00%	—	12/7/2026	54,739	54,739	54,739	1.5%
		Membership Interest (100%)	3/31/2014		—	N/A	—	22,738	—	—%	(16)
		Preferred Units (41,751,342 shares)	1/31/2022	12.75% PIK	—	N/A	—	32,843	12,184	0.3%	(16)
								110,320	66,923	1.8%
First Tower Finance Company LLC (23)	Consumer Finance	First Lien Term Loan to First Tower, LLC	6/24/2014	10.00% plus 5.00% PIK	—	12/18/2027	424,992	424,992	424,992	11.4%	(14)(39)
		Class A Units (95,709,910 units)	6/14/2012		—	N/A	—	31,146	180,936	4.9%	(14)(16)
								456,138	605,928	16.3%
Freedom Marine Solutions, LLC (24)	Energy Equipment & Services	Membership Interest (100%)	11/9/2006		—	N/A	—	46,142	12,651	0.3%	(16)
								46,142	12,651	0.3%
InterDent, Inc.	Health Care Providers & Services	First Lien Term Loan A/B	8/1/2018	20.11% (1M SOFR+ 14.65%)	2.00	9/5/2025	14,249	14,249	14,249	0.4%	(3)(10)
		First Lien Term Loan A	8/3/2012	10.96% (1M SOFR+ 5.50%)	1.00	9/5/2025	95,823	95,823	95,823	2.6%	(3)(10)
		First Lien Term Loan B	8/3/2012	12.00% PIK		9/5/2025	206,356	206,356	206,356	5.6%	(39)
		Common Stock (99,900 shares)	5/3/2019		—	N/A	—	45,118	147,455	4.0%	(16)
								361,546	463,883	12.6%
Kickapoo Ranch Pet Resort	Diversified Consumer Services	First Lien Term Loan	1/11/2024	12.83% (3M SOFR+ 7.50%)	3.00	1/10/2029	1,500	1,500	1,500	—%	(10)
		Membership Interest (100%)	8/26/2019		—	N/A	—	2,378	3,242	0.1%
								3,878	4,742	0.1%
MITY, Inc. (25)	Commercial Services & Supplies	First Lien Term Loan A	9/19/2013	12.59% (3M SOFR+ 7.00%)	3.00	4/30/2025	37,224	37,224	37,224	1.0%	(3)(10)(39)
		First Lien Term Loan B	6/23/2014	12.59% (3M SOFR+ 7.00%) plus 10.00% PIK	3.00	4/30/2025	18,274	18,274	18,274	0.5%	(10)(39)
		Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%	—	1/1/2028	5,380	7,200	7,200	0.2%	(14)
		Common Stock (42,206 shares)	9/19/2013		—	N/A	—	27,349	22,885	0.6%	(16)
								90,047	85,583	2.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

							June 30, 2024
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(40)

National Property REIT Corp. (26)	Equity Real Estate Investment Trusts (REITs) / Online Lending / Structured Finance	First Lien Term Loan A	12/31/2018	4.25% (3M SOFR+ 0.25%) plus 2.00% PIK	4.00	3/31/2026	$643,801	$643,801	$643,801	17.4%	(10)(39)
		First Lien Term Loan B	12/31/2018	7.60% (3M SOFR+ 2.00%)	3.00	3/31/2026	20,630	20,630	20,630	0.6%	(10)(39)
		First Lien Term Loan C	10/31/2019	15.60%(3M SOFR+ 10.00%) plus 2.25% PIK	1.00	3/31/2026	190,500	190,500	190,500	5.1%	(10)(39)
		First Lien Term Loan D	6/19/2020	4.25% (3M SOFR+ 0.25%) plus 2.00% PIK	4.00	3/31/2026	183,425	183,425	183,425	4.9%	(10)(39)
		First Lien Term Loan E	11/14/2022	7.00% (3M SOFR + 1.50%) plus 7.00% PIK	5.50	3/31/2026	49,925	49,925	49,925	1.3%	(10)(39)
		Residual Profit Interest	12/31/2018		—	N/A	—	—	46,193	1.2%	(35)
		Common Stock (3,374,914 shares)	12/31/2013		—	N/A	—	20,030	561,988	15.1%	(16)(45)
								1,108,311	1,696,462	45.6%
Nationwide Loan Company LLC (27)	Consumer Finance	First Lien Delayed Draw Term Loan - $7,350 Commitment	5/15/2024	10.00% plus 10.00% PIK	—	5/15/2029	5,378	5,378	5,378	0.2%	(14)(39)
		First Lien Term Loan	6/18/2014	10.00% plus 10.00% PIK	—	5/15/2029	27,192	27,192	27,192	0.8%	(14)(39)
		Class A Units (38,550,460 units)	1/31/2013		—	N/A	—	20,845	10,592	0.3%	(14)(16)
								53,415	43,162	1.3%
NMMB, Inc. (28)	Media	First Lien Term Loan	12/30/2019	14.09% (3M SOFR+ 8.50%)	2.00	3/31/2027	29,723	29,723	29,723	0.8%	(3)(10)
		Common Stock (21,418 shares)	12/30/2019		—	N/A	—	—	64,542	1.7%
								29,723	94,265	2.5%
Pacific World Corporation (36)	Personal Products	First Lien Revolving Line of Credit - $26,000 Commitment	9/26/2014	9.59% PIK (1M SOFR+ 3.99%)	1.00	9/26/2025	34,174	34,174	34,174	0.9%	(10)(15)(39)
		First Lien Term Loan A	12/31/2014	9.59% PIK (1M SOFR+ 3.99%)	1.00	9/26/2025	64,427	64,427	64,427	1.7%	(10)(39)
		Convertible Preferred Equity (608,048 shares)	6/15/2018	12.00% PIK	—	N/A	—	221,795	6,062	0.2%	(16)
		Common Stock (6,778,414 shares)	9/29/2017		—	N/A	—	—	—	—%	(16)
								320,396	104,663	2.8%
R-V Industries, Inc.	Machinery	First Lien Term Loan	12/15/2020	14.59% (3M SOFR+ 9.00%)	1.00	12/15/2028	37,322	37,322	37,322	1.0%	(3)(10)
		Common Stock (745,107 shares)	6/26/2007		—	N/A	—	6,866	65,080	1.8%	(16)
								44,188	102,402	2.8%
Universal Turbine Parts, LLC (34)	Trading Companies & Distributors	First Lien Delayed Draw Term Loan - $6,965 Commitment	2/28/2019	13.34% (3M SOFR+ 7.75%)	1.00	10/5/2026	5,560	5,560	5,560	0.1%	(10)(15)
		First Lien Term Loan A	7/22/2016	11.34% (3M SOFR+ 5.75%)	1.00	10/5/2026	29,575	29,575	29,575	0.8%	(3)(10)
		Preferred Units (71,039,647 units)	3/31/2021	12.75% PIK	—	N/A	—	32,500	32,932	0.9%	(16)
		Common Stock (10,000 units)	12/10/2018		—	N/A	—	—	—	—%	(16)
								67,635	68,067	1.8%
USES Corp. (30)	Commercial Services & Supplies	First Lien Term Loan	12/30/2020	14.59% (1M SOFR + 9.00%)	1.00	7/29/2024	2,000	2,000	2,000	0.1%	(10)
		First Lien Equipment Term Loan	8/3/2022	14.59% (1M SOFR + 9.00%)	1.00	7/29/2024	12,219	12,219	12,219	0.3%	(10)(39)
		First Lien Term Loan A	3/31/2014	9.00% PIK	—	7/29/2024	71,875	30,651	3,770	0.1%	(9)
		First Lien Term Loan B	3/31/2014	15.50% PIK	—	7/29/2024	122,247	35,568	—	—%	(9)
		Common Stock (268,962 shares)	6/15/2016		—	N/A	—	—	—	—%	(16)
								80,438	17,989	0.5%
Valley Electric Company, Inc. (31)	Construction & Engineering	First Lien Term Loan to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	10.56% (3M SOFR+ 5.00%) plus 2.50% PIK	3.00	12/31/2024	10,452	10,452	10,452	0.3%	(3)(10)(39)
		First Lien Term Loan	6/24/2014	8.00% plus 10.00% PIK	—	4/30/2028	38,629	38,629	38,629	1.0%	(3)(39)
		First Lien Term Loan B	3/28/2022	7.00% plus 5.50% PIK	—	4/30/2028	34,777	34,777	34,777	0.9%	(3)(39)
		Consolidated Revenue Interest (2.00%)	6/22/2018		—	N/A	—	—	1,863	0.1%	(12)
		Common Stock (50,000 shares)	12/31/2012		—	N/A	—	12,053	230,698	6.2%	(16)
								95,911	316,419	8.5%
Total Control Investments								$3,280,415	$3,872,575	104.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

							June 30, 2024
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Affiliate Investments (5.00% to 24.99% voting control)(41)

Nixon, Inc. (32)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)	5/12/2017		—	N/A	$—	$—	$—	—%	(16)
								—	—	—%
RGIS Services, LLC	Commercial Services & Supplies	Membership Interest (8.00%)	6/25/2020		—	N/A	—	11,594	18,069	0.5%
								11,594	18,069	0.5%
Total Affiliate Investments								$11,594	$18,069	0.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

							June 30, 2024
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan	9/21/2018	13.21% (1M SOFR+ 7.75%)	—	10/1/2026	$32,133	$32,044	$29,965	0.8%	(10)
								32,044	29,965	0.8%
Apidos CLO XI	Structured Finance	Subordinated Structured Note	12/6/2012	Residual Interest, current yield 10.21%	—	4/17/2034	67,783	38,825	32,235	0.9%	(5)(14)
								38,825	32,235	0.9%
Apidos CLO XII	Structured Finance	Subordinated Structured Note	3/15/2013	Residual Interest, current yield 5.44%	—	4/15/2031	52,203	29,081	25,312	0.7%	(5)(14)
								29,081	25,312	0.7%
Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	Residual Interest, current yield 0.00%	—	4/21/2031	48,515	28,562	24,092	0.6%	(5)(14)(17)
								28,562	24,092	0.6%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	Residual Interest, current yield 0.00%	—	4/21/2031	35,855	26,173	22,359	0.6%	(5)(14)(17)
								26,173	22,359	0.6%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	First Lien Term Loan	2/21/2013	14.30% (3M SOFR+ 8.75%)	2.00	5/15/2025	58,184	58,184	58,184	1.6%	(3)(10)
								58,184	58,184	1.6%
Aventiv Technologies, LLC	Communications Equipment	Second Out Super Priority First Lien Term Loan	4/2/2024	13.10% (3M SOFR+ 7.50% )	1.00	7/31/2025	1,499	1,499	1,499	—%	(10)(50)
		Third Out Super Priority First Lien Term Loan	3/28/2024	6.60% (3M SOFR+ 1.00%) plus 4.09% PIK	1.00	7/31/2025	25,415	20,860	20,914	0.6%	(10)(39)(50)
		Second Lien Term Loan	3/28/2024	14.65% (3M SOFR+ 9.05%)	1.00	11/1/2025	85,602	56,671	46,098	1.2%	(10)(39)
								79,030	68,511	1.8%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	Residual Interest, current yield 0.00%	—	7/20/2029	82,809	9,423	8,188	0.2%	(5)(14)(17)
								9,423	8,188	0.2%
Barracuda Parent, LLC	IT Services	Second Lien Term Loan	8/15/2022	12.31% (6M SOFR+ 7.00%)	0.50	8/15/2030	20,000	19,544	20,000	0.5%	(10)
								19,544	20,000	0.5%
BCPE North Star US Holdco 2, Inc.	Food Products	Second Lien Delayed Draw Term Loan - $5,185 Commitment	6/7/2021	12.71% (1M SOFR+ 7.25%)	0.75	6/11/2029	5,185	5,147	4,987	0.1%	(10)(15)
		Second Lien Term Loan	6/7/2021	12.71% (1M SOFR+ 7.25%)	0.75	6/11/2029	94,815	94,313	91,193	2.5%	(10)
								99,460	96,180	2.6%
BCPE Osprey Buyer, Inc.	Health Care Technology	First Lien Revolving Line of Credit - $4,239 Commitment	10/18/2021	11.20% (1M SOFR+ 5.75%)	0.75	8/21/2026	2,261	2,261	2,261	0.1%	(10)(15)
		First Lien Delayed Draw Term Loan - $4,691 Commitment	10/18/2021	11.21% (1M SOFR+ 5.75%)	0.75	8/23/2028	4,668	4,623	4,668	0.1%	(3)(10)(15)
		First Lien Term Loan	10/18/2021	11.35% (3M SOFR+ 5.75%)	0.75	8/23/2028	63,375	63,375	63,375	1.7%	(3)(10)
								70,259	70,304	1.9%
Belnick, LLC (d/b/a The Ubique Group)	Household Durables	First Lien Term Loan	1/20/2022	13.59% (3M SOFR+ 8.00%)	4.00	1/20/2027	84,552	84,552	84,250	2.3%	(3)(10)
								84,552	84,250	2.3%
Boostability Parent, Inc.	IT Services	First Lien Term Loan	1/31/2022	13.56% (3M SOFR + 8.00%)	4.00	1/31/2027	42,770	42,770	42,770	1.2%	(3)(10)
								42,770	42,770	1.2%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	First Lien Term Loan	12/4/2017	11.60% (3M SOFR+ 6.00%)	1.00	12/4/2025	153,514	153,514	153,514	4.1%	(3)(10)
								153,514	153,514	4.1%
Burgess Point Purchaser Corporation	Automobile Components	Second Lien Term Loan	7/25/2022	14.44% (1M SOFR+ 9.00%)	0.75	7/25/2030	30,000	30,000	30,000	0.8%	(3)(10)
								30,000	30,000	0.8%
California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note	4/19/2012	Residual Interest, current yield 3.62%	—	7/16/2032	58,915	36,482	27,997	0.8%	(5)(14)
								36,482	27,997	0.8%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

							June 30, 2024
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan	11/12/2020	14.19% (1M SOFR+ 8.75%)	1.00	11/13/2028	$8,500	$8,326	$8,500	0.2%	(3)(10)
								8,326	8,500	0.2%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 0.00%	—	4/30/2031	24,870	8,626	7,675	0.2%	(5)(14)(17)
								8,626	7,675	0.2%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note	4/7/2017	Residual Interest, current yield 0.00%	—	7/15/2030	25,534	13,058	11,882	0.3%	(5)(14)(17)
								13,058	11,882	0.3%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	8/9/2016	Residual Interest, current yield 5.40%	—	7/20/2034	32,200	30,456	24,009	0.6%	(5)(14)
								30,456	24,009	0.6%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield 0.00%	—	7/29/2030	49,552	—	—	—%	(5)(14)(17)
								—	—	—%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note	8/2/2013	Residual Interest, current yield 0.00%	—	4/24/2031	44,100	18,932	16,604	0.4%	(5)(14)(17)
								18,932	16,604	0.4%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note	10/22/2013	Residual Interest, current yield 0.00%	—	4/28/2031	45,500	27,528	23,921	0.6%	(5)(14)(17)
								27,528	23,921	0.6%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note	8/5/2014	Residual Interest, current yield 10.98%	—	1/17/2035	50,143	36,313	28,668	0.8%	(5)(14)
								36,313	28,668	0.8%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note	12/9/2016	Residual Interest, current yield 12.38%	—	10/21/2031	34,000	31,837	29,854	0.8%	(5)(14)
								31,837	29,854	0.8%
Collections Acquisition Company, Inc.	Diversified Financial Services	First Lien Term Loan	12/3/2019	13.21% (3M SOFR+ 7.65%)	2.50	6/3/2027	45,039	45,039	45,039	1.2%	(3)(10)
								45,039	45,039	1.2%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note	12/18/2013	Residual Interest, current yield 5.47%	—	1/25/2035	48,978	30,872	25,397	0.7%	(5)(14)
								30,872	25,397	0.7%
Credit.com Holdings, LLC (6)	Diversified Consumer Services	First Lien Term Loan A	9/28/2023	16.60% (3M SOFR + 11.00%)	1.50	9/28/2028	33,237	33,237	31,658	0.9%	(10)
		First Lien Term Loan B	9/28/2023	17.60% (3M SOFR + 12.00%)	1.50	9/28/2028	56,931	56,931	40,488	1.1%	(10)
		Class B of PGX TopCo II LLC (999 Non-Voting Units)	9/28/2023		—	N/A	—	—	426	—%	(16)
								90,168	72,572	2.0%
Discovery Point Retreat, LLC (53)	Health Care Providers & Services	First Lien Term Loan	6/14/2024	13.35% (3M SOFR+ 7.75%	3.25	6/14/2029	17,000	17,000	16,632	0.5%	(10)
		First Lien Revolving Line of Credit - $2,500 Commitment	6/14/2024	13.35% (3M SOFR + 7.75%	—	12/14/2024	900	900	881	—%	(10)
		Series A Preferred Stock of Discovery MSO HoldCo LLC - 7,632 Units	6/14/2024	8.00% PIK	—	N/A	—	7,950	15,900	0.4%	(16)
								25,850	33,413	0.9%
DRI Holding Inc.	Commercial Services & Supplies	First Lien Term Loan	12/21/2021	10.69% (1M SOFR+ 5.25%)	0.50	12/21/2028	33,561	32,646	33,561	0.9%	(3)(10)
		Second Lien Term Loan	12/21/2021	13.43% (1M SOFR+ 8.00%)	0.50	12/21/2029	145,000	145,000	145,000	3.9%	(3)(10)
								177,646	178,561	4.8%
DTI Holdco, Inc.	Professional Services	First Lien Term Loan	4/26/2022	10.09%(1M SOFR+ 4.75%)	0.75	4/26/2029	18,176	17,921	18,176	0.5%	(3)(10)(47)
		Second Lien Term Loan	4/26/2022	13.09% (1M SOFR+ 7.75%)	0.75	4/26/2030	75,000	75,000	75,000	2.0%	(3)(10)
								92,921	93,176	2.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

							June 30, 2024
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Dukes Root Control Inc.	Commercial Services & Supplies	First Lien Revolving Line of Credit - $4,464 Commitment	12/8/2022	11.98% (3M SOFR + 6.50%)	1.00	12/8/2028	$2,375	$2,392	$2,375	0.1%	(10)(15)
		First Lien Delayed Draw Term Loan - $8,929 Commitment	12/8/2022	11.98% (3M SOFR + 6.50%)	1.00	12/8/2028	3,238	3,226	3,238	0.1%	(10)(15)
		First Lien Term Loan	12/8/2022	11.99% (3M SOFR + 6.50%)	1.00	12/8/2028	36,058	36,195	36,058	1.0%	(3)(10)
								41,813	41,671	1.2%
Easy Gardener Products, Inc.	Household Durables	Class A Units of EZG Holdings, LLC (200 units)	6/11/2020		—	N/A	—	313	—	—%	(16)
		Class B Units of EZG Holdings, LLC(12,525 units)	6/11/2020		—	N/A	—	1,688	—	—%	(16)
								2,001	—	—%
Engineered Machinery Holdings, Inc.	Machinery	Incremental Amendment No. 2 Second Lien Term Loan	5/6/2021	12.10% (3M SOFR+ 6.50%)	0.75	5/21/2029	5,000	4,994	5,000	0.2%	(3)(10)
		Incremental Amendment No. 3 Second Lien Term Loan	8/6/2021	11.60% (3M SOFR+ 6.00%)	0.75	5/21/2029	5,000	5,000	5,000	0.1%	(3)(10)
								9,994	10,000	0.3%
Emerge Intermediate, Inc. (51)	Health Care Providers & Services	First Lien Term Loan	2/26/2024	11.60% (3M SOFR+ 6.25%)	1.00	2/26/2026	56,329	56,329	56,329	1.5%	(3)(10)
								56,329	56,329	1.5%
Enseo Acquisition, Inc.	IT Services	First Lien Term Loan	6/2/2021	13.56% (3M SOFR+ 8.00%)	1.00	6/2/2026	53,116	53,116	53,116	1.4%	(3)(10)
								53,116	53,116	1.4%
Eze Castle Integration, Inc.	IT Services	First Lien Delayed Draw Term Loan - $8,036 Commitment	7/15/2020	12.84% (3M SOFR+ 7.50%)	3.00	1/15/2027	1,783	1,783	1,783	—%	(10)(15)(39)
		First Lien Term Loan	7/15/2020	12.97% (3M SOFR+ 7.50%)	3.00	1/15/2027	46,527	46,527	46,527	1.3%	(3)(10)(39)
								48,310	48,310	1.3%
Faraday Buyer, LLC	Electrical Equipment	First Lien Delayed Draw Term Loan - $6,540 Commitment	10/11/2022	11.33% (3M SOFR + 6.00%)	1.00	10/11/2028	—	—	—	—%	(10)(15)
		First Lien Term Loan	10/11/2022	11.33% (3M SOFR + 6.00%)	1.00	10/11/2028	61,991	61,991	61,991	1.7%	(3)(10)
								61,991	61,991	1.7%
First Brands Group	Automobile Components	First Lien Term Loan	3/24/2021	10.59% (3M SOFR+ 5.00%)	1.00	3/30/2027	22,126	22,124	22,019	0.6%	(3)(10)(47)
		Second Lien Term Loan	3/24/2021	14.09% (3M SOFR+ 8.50%)	1.00	3/30/2028	37,000	36,850	36,788	1.0%	(3)(10)
								58,974	58,807	1.6%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 0.00%	—	10/15/2030	50,525	22,434	20,386	0.5%	(5)(14)(17)
								22,434	20,386	0.5%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 0.00%	—	5/16/2031	24,575	10,789	9,811	0.3%	(5)(14)(17)
								10,789	9,811	0.3%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 0.00%	—	7/15/2031	39,905	18,822	17,247	0.5%	(5)(14)(17)
								18,822	17,247	0.5%
Global Tel*Link Corporation (d/b/a ViaPath Technologies.)	Diversified Telecommunication Services	First Lien Term Loan	8/7/2019	9.69% (1M SOFR + 4.25%)	—	11/29/2025	9,497	9,405	9,456	0.3%	(3)(10)
		Second Lien Term Loan	11/20/2018	15.44% (1M SOFR + 10.00%)	—	11/29/2026	122,670	122,165	122,670	3.3%	(3)(10)
								131,570	132,126	3.6%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield 0.00%	—	4/28/2025	41,164	8	8	—%	(5)(14)(17)
								8	8	—%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield 0.00%	—	10/18/2027	39,598	53	49	—%	(5)(14)(17)
								53	49	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

							June 30, 2024
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 0.00%	—	7/18/2031	$19,025	$4,285	$3,676	0.1%	(5)(14)(17)
								4,285	3,676	0.1%
Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	Software	Second Lien Term Loan	11/14/2019	12.20% (3M SOFR+ 6.75%)	0.75	11/19/2027	52,500	52,405	47,813	1.3%	(3)(10)
								52,405	47,813	1.3%
Imperative Worldwide, LLC (f/k/a MAGNATE WORLDWIDE, LLC)	Air Freight & Logistics	First Lien Term Loan	3/11/2022	10.98% (3M SOFR + 5.50%)	0.75	12/30/2028	31,394	31,375	31,394	0.9%	(3)(10)
		Second Lien Term Loan	12/30/2021	13.98% (3M SOFR + 8.50%)	0.75	12/30/2029	95,000	95,000	89,758	2.4%	(3)(10)
								126,375	121,152	3.3%
Interventional Management Services, LLC	Health Care Providers & Services	First Lien Revolving Line of Credit - $5,000 Commitment	2/22/2021	14.58% (3M SOFR+ 9.00%)	1.00	2/22/2025	5,000	5,000	4,855	0.1%	(10)(15)
		First Lien Term Loan	2/22/2021	14.58% (3M SOFR+ 9.00%)	1.00	2/20/2026	65,565	65,565	63,669	1.7%	(3)(10)
								70,565	68,524	1.8%
iQor Holdings, Inc.	Diversified Consumer Services	First Lien Term Loan	6/11/2024	13.10% (3M SOFR+ 7.50%)	2.50	6/11/2029	50,000	50,000	50,000	1.3%	(10)
		Common Stock of Bloom Parent, Inc.	6/11/2024		—	N/A	—	10,450	10,232	0.3%	(16)
								60,450	60,232	1.6%
Japs-Olson Company, LLC (33)	Commercial Services & Supplies	First Lien Term Loan	5/25/2023	12.08% (3M SOFR + 6.75%)	2.00	5/25/2028	57,960	57,960	57,960	1.6%	(3)(10)
								57,960	57,960	1.6%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	6/26/2015	Residual Interest, current yield 0.00%	—	10/20/2031	23,594	12,391	10,955	0.3%	(5)(14)(17)
								12,391	10,955	0.3%
Julie Lindsey, Inc.	Textiles, Apparel & Luxury Goods	First Lien Revolving Line of Credit - $2,000 Commitment	7/27/2023	11.33% (3M SOFR + 6.00%)	4.00	7/27/2027	—	—	—	—%	(10)(15)
		First Lien Term Loan	7/27/2023	11.33% (3M SOFR + 6.00%)	4.00	7/27/2028	19,600	19,600	19,600	0.5%	(3)(10)
								19,600	19,600	0.5%
K&N HoldCo, LLC	Automobile Components	Class A Common Units (84,553 units)	2/14/2023		—	N/A	—	25,697	783	—%	(16)
								25,697	783	—%
KM2 Solutions LLC	IT Services	First Lien Term Loan	12/17/2020	15.05% (3M SOFR+ 9.60%)	3.00	12/17/2025	17,877	17,877	17,793	0.5%	(3)(10)
								17,877	17,793	0.5%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 0.00%	—	7/21/2031	49,934	8,510	7,699	0.2%	(5)(14)(17)
								8,510	7,699	0.2%
LGC US FINCO, LLC	Machinery	First Lien Term Loan	1/17/2020	11.96% (1M SOFR+ 6.50%)	1.00	12/20/2025	29,231	28,985	29,231	0.8%	(3)(10)
								28,985	29,231	0.8%
Lucky US BuyerCo LLC	Professional Services	First Lien Revolving Line of Credit - $2,775 Commitment	4/3/2023	12.85% (3M SOFR + 7.50%)	1.00	4/1/2029	1,665	1,665	1,665	—%	(10)(15)
		First Lien Term Loan	4/3/2023	12.83% (3M SOFR + 7.50%)	1.00	4/1/2029	21,457	21,457	21,457	0.6%	(3)(10)
								23,122	23,122	0.6%
MAC Discount, LLC	Household Durables	First Lien Term Loan	5/11/2023	14.08% (3M SOFR + 8.50%)	1.50	5/11/2028	34,434	34,153	34,410	0.9%	(3)(10)
		Class A Senior Preferred Stock to MAC Discount Investments, LLC (1,500,000 shares)	5/11/2023	12.00%	—	N/A	—	1,500	1,266	—%	(16)
								35,653	35,676	0.9%
Medical Solutions Holdings, Inc. (4)	Health Care Providers & Services	Second Lien Term Loan	11/1/2021	12.44% (1M SOFR+ 7.00%)	0.50	11/1/2029	54,463	54,433	44,976	1.2%	(3)(10)
								54,433	44,976	1.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

							June 30, 2024
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note	4/17/2013	Residual Interest, current yield 0.00%	—	10/15/2030	$43,650	$8,036	$7,286	0.2%	(5)(14)(17)
								8,036	7,286	0.2%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 0.00%	—	7/15/2031	47,830	11,717	10,658	0.3%	(5)(14)(17)
								11,717	10,658	0.3%
Nexus Buyer LLC	Capital Markets	Second Lien Term Loan	11/5/2021	11.69% (1M SOFR+ 6.25%)	0.50	11/5/2029	42,500	42,500	42,500	1.1%	(3)(10)
								42,500	42,500	1.1%
NH Kronos Buyer, Inc.	Pharmaceuticals	First Lien Term Loan	12/7/2022	11.73% (3M SOFR + 6.25%)	1.00	11/1/2028	83,562	83,467	83,562	2.3%	(3)(10)
								83,467	83,562	2.3%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 0.00%	—	7/19/2030	42,064	16,842	14,471	0.4%	(5)(14)(17)
								16,842	14,471	0.4%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note	8/12/2015	Residual Interest, current yield 0.00%	—	4/16/2031	46,016	11,267	10,177	0.3%	(5)(14)(17)
								11,267	10,177	0.3%
OneTouchPoint Corp	Professional Services	First Lien Term Loan	2/19/2021	13.58% (3M SOFR+ 8.00%)	1.00	2/19/2026	35,047	35,047	35,047	0.9%	(3)(10)
								35,047	35,047	0.9%
PeopleConnect Holdings, Inc. (11)	Interactive Media & Services	First Lien Term Loan	1/22/2020	13.73% (3M SOFR+ 8.25%)	2.75	1/22/2025	120,594	120,594	120,594	3.2%	(3)(10)
								120,594	120,594	3.2%
PlayPower, Inc.	Leisure Products	First Lien Term Loan	5/7/2019	10.96% (3M SOFR+ 5.50%)	—	5/10/2026	5,711	5,693	5,526	0.1%	(10)
								5,693	5,526	0.1%
Precisely Software Incorporated (29)	IT Services	Second Lien Term Loan	4/23/2021	12.84% (3M SOFR+ 7.25%)	0.75	4/23/2029	80,000	79,447	79,865	2.2%	(3)(10)
								79,447	79,865	2.2%
Preventics, Inc. (d/b/a Legere Pharmaceuticals) (46)	Health Care Providers & Services	First Lien Term Loan	11/12/2021	16.10% (3M SOFR+ 10.50%)	1.00	11/12/2026	8,906	8,906	8,906	0.2%	(3)(10)
		Series A Convertible Preferred Stock (320 units)	11/12/2021	8.00%	—	N/A	—	127	183	—%	(16)
		Series C Convertible Preferred Stock (3,575 units)	11/12/2021	8.00%	—	N/A	—	1,419	2,042	0.1%	(16)
								10,452	11,131	0.3%
Raisin Acquisition Co, Inc.	Pharmaceuticals	First Lien Revolving Line of Credit - $3,583 Commitment	6/17/2022	12.61% (3M SOFR+ 7.00%)	1.00	12/13/2026	—	—	—	—%	(10)(15)
		First Lien Delayed Draw Term Loan - $1,554 Commitment	6/17/2022	12.60% (3M SOFR+ 7.00%)	1.00	12/13/2026	1,425	1,403	1,425	—%	(10)(15)
		First Lien Term Loan	6/17/2022	12.61% (3M SOFR+ 7.00%)	1.00	12/13/2026	22,601	22,190	22,601	0.6%	(3)(10)
								23,593	24,026	0.6%
Reception Purchaser, LLC	Air Freight & Logistics	First Lien Term Loan	4/28/2022	11.48% (3M SOFR+ 6.00%)	0.75	3/24/2028	62,255	61,522	53,539	1.4%	(3)(10)
								61,522	53,539	1.4%
Redstone Holdco 2 LP (22)	IT Services	Second Lien Term Loan	4/16/2021	13.21% (1M SOFR+ 7.75%)	0.75	4/27/2029	50,000	49,460	47,360	1.3%	(3)(10)
								49,460	47,360	1.3%
Research Now Group, LLC and Dynata, LLC	Professional Services	First Lien Term Loan	6/3/2024	14.21% (1M SOFR+ 8.75%)	1.00	8/6/2024	366	359	366	—%	(10)
		First Lien Term Loan	12/8/2017	13.09% (3M SOFR+ 7.50%)	1.00	12/20/2024	11,835	10,726	9,320	0.3%	(9)(10)
		Second Lien Term Loan	12/8/2017	15.09% (3M SOFR+ 9.50%)	1.00	12/20/2025	50,000	49,082	1,948	0.1%	(9)(10)
								60,167	11,634	0.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

							June 30, 2024
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Rising Tide Holdings, Inc.	Diversified Consumer Services	First Lien Term Loan	9/25/2023	6.58% (3M SOFR+ 1.00%) plus 7.00% PIK	2.00	9/12/2028	$5,565	$5,158	$5,165	0.1%	(10)
		Class A Common Units of Marine One Holdco, LLC (345,600 units)	9/12/2023		—	N/A	—	23,898	3,923	0.1%	(16)
		Warrants of Marine One Holdco, LLC	9/12/2023		—	N/A	—	—	—	—%	(16)
								29,056	9,088	0.2%
The RK Logistics Group, Inc.	Commercial Services & Supplies	First Lien Term Loan	3/24/2022	16.10% (3M SOFR+ 10.50%)	1.00	12/18/2028	5,685	5,685	5,685	0.2%	(3)(10)
		First Lien Term Loan	12/19/2023	13.10% (3M SOFR + 7.50%)	4.00	12/18/2028	33,594	33,594	33,293	0.9%	(3)(10)
		Class A Common Units (263,000 units)	3/24/2022		—	N/A	—	263	1,719	—%	(16)
		Class B Common Units (1,435,000 units)	3/24/2022		—	N/A	—	2,487	9,381	0.3%	(16)
		Class C Common Units (450,000 units)	6/28/2024		—	N/A	—	2,250	2,942	0.1%
								44,279	53,020	1.5%
RME Group Holding Company	Media	First Lien Term Loan A	5/4/2017	11.08% (3M SOFR+ 5.50%)	1.00	5/6/2025	19,624	19,624	19,624	0.5%	(3)(10)
		First Lien Term Loan B	5/4/2017	16.58% (3M SOFR+ 11.00%)	1.00	5/6/2025	20,483	20,483	20,483	0.6%	(3)(10)
								40,107	40,107	1.1%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note	4/11/2014	Residual Interest, current yield 0.00%	—	4/21/2031	27,725	12,450	11,173	0.3%	(5)(14)(17)
								12,450	11,173	0.3%
Rosa Mexicano	Hotels, Restaurants & Leisure	First Lien Revolving Line of Credit - $5,182 Commitment	3/29/2018	16.00%	—	6/13/2026	5,224	5,224	4,281	0.1%	(15)
		First Lien Term Loan	3/29/2018	13.09% (3M SOFR+ 7.50%)	1.25	6/13/2026	22,358	22,358	17,269	0.5%	(10)
								27,582	21,550	0.6%
ShiftKey, LLC	Health Care Technology	First Lien Term Loan	6/21/2022	11.35% (3M SOFR+ 5.75%)	1.00	6/21/2027	63,700	63,361	62,227	1.7%	(3)(10)
								63,361	62,227	1.7%
Shutterfly Finance, LLC	Internet & Direct Marketing Retail	First Lien Term Loan	6/5/2023	11.35% (3M SOFR + 6.00%)	1.00	10/1/2027	2,406	2,426	2,406	0.1%	(10)
		Second Lien Term Loan	6/6/2023	6.33% (3M SOFR + 1.00%) plus 4.00% PIK	1.00	10/1/2027	18,683	18,683	15,987	0.4%	(10)(39)
								21,109	18,393	0.5%
Spectrum Vision Holdings, LLC	Health Care Providers & Services	First Lien Term Loan	5/2/2023	12.10% (3M SOFR + 6.50%)	1.00	11/17/2024	29,620	29,620	29,620	0.8%	(3)(10)
								29,620	29,620	0.8%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interest	12/4/2006		—	N/A	—	—	—	—%	(13)
								—	—	—%
Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note	5/6/2014	Residual Interest, current yield 0.00%	—	7/14/2026	49,250	—	—	—%	(5)(14)(17)
								—	—	—%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note	10/17/2014	Residual Interest, current yield 0.00%	—	1/19/2032	63,831	27,151	23,371	0.6%	(5)(14)(17)
								27,151	23,371	0.6%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	11/17/2022	12.00% PIK	12.00	8/29/2028	27,332	27,332	27,706	0.7%	(39)
		First Lien Term Loan	1/26/2018	3.00% plus 9.00% PIK	3.00	8/29/2028	40,660	40,660	41,217	1.1%	(39)
		First Lien Term Loan	1/26/2018	12.00% PIK	12.00	8/29/2028	156,734	156,734	158,882	4.3%	(39)
		Class B of Town & Country TopCo LLC (999 Non-Voting Units)	11/17/2022		—	N/A	—	—	13,304	0.4%	(16)
								224,726	241,109	6.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

							June 30, 2024
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	14.59% (3M SOFR+ 9.00%) plus 1.50% PIK	5.00	11/30/2025	$21,414	$21,414	$21,414	0.6%	(3)(10)(39)
								21,414	21,414	0.6%
United Sporting Companies, Inc. (18)	Distributors	Second Lien Term Loan	9/28/2012	16.45% (1ML+ 11.00%) plus 2.00% PIK	2.25	11/16/2019	190,556	89,853	10,289	0.3%	(9)(10)
								89,853	10,289	0.3%
Upstream Newco, Inc.	Health Care Providers & Services	Second Lien Term Loan	11/20/2019	13.93% (3M SOFR+ 8.50%)	—	11/20/2027	22,000	21,913	19,145	0.5%	(3)(10)
								21,913	19,145	0.5%
USG Intermediate, LLC	Leisure Products	First Lien Revolving Line of Credit - $14,000 Commitment	4/15/2015	14.69% (1M SOFR+ 9.25%)	1.00	2/9/2028	14,000	14,000	14,000	0.4%	(10)(15)
		First Lien Term Loan B	4/15/2015	17.19% (1M SOFR+ 11.75%)	1.00	2/9/2028	59,765	59,765	59,765	1.6%	(3)(10)
		Equity	4/15/2015		—	N/A	—	1	—	—%	(16)
								73,766	73,765	2.0%
Victor Technology, LLC	Commercial Services & Supplies	First Lien Term Loan	12/3/2021	13.09% (3M SOFR+ 7.50%)	1.00	12/3/2028	14,250	14,250	13,946	0.4%	(3)(10)
								14,250	13,946	0.4%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 0.00%	—	10/15/2030	40,613	11,746	10,385	0.3%	(5)(14)(17)
								11,746	10,385	0.3%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 0.00%	—	4/18/2031	40,773	10,781	9,437	0.3%	(5)(14)(17)
								10,781	9,437	0.3%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2016	Residual Interest, current yield 0.00%	—	10/20/2031	28,100	21,233	16,556	0.4%	(5)(14)(17)
								21,233	16,556	0.4%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note	6/13/2017	Residual Interest, current yield 7.50%	—	4/20/2034	44,885	49,017	40,152	1.1%	(5)(14)
								49,017	40,152	1.1%
WatchGuard Technologies, Inc.	IT Services	First Lien Term Loan	8/17/2022	10.59% (1M SOFR+ 5.25%)	0.75	6/30/2029	34,388	34,388	34,334	0.9%	(3)(10)
								34,388	34,334	0.9%
Wellful Inc.	Food & Staples Retailing	First Lien Term Loan	5/26/2022	11.71% (1M SOFR+ 6.25%)	0.75	4/21/2027	13,338	12,932	10,721	0.3%	(3)(10)
		Incremental First Lien Term Loan	7/21/2022	11.71% (1M SOFR+ 6.25%)	0.75	4/21/2027	14,344	13,811	11,530	0.3%	(3)(10)
								26,743	22,251	0.6%
Wellpath Holdings, Inc.	Health Care Providers & Services	First Lien Term Loan	5/13/2019	11.11% (3M SOFR+ 5.50%)	—	10/1/2025	14,091	14,030	12,689	0.3%	(10)
		Second Lien Term Loan	9/25/2018	14.61% (3M SOFR+ 9.00%)	—	10/1/2026	37,000	36,799	24,027	0.6%	(10)
								50,829	36,716	0.9%
Total Non-Control/Non-Affiliate Investments								$4,155,165	$3,827,599	103.1%

Total Portfolio Investments								$7,447,174	$7,718,243	207.9%
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023 (Continued)
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Affiliate Investments (5.00% to 24.99% voting control)(43)

Nixon, Inc. (32)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)	5/12/2017		—	N/A		$—	$—	—%	(16)
								—	—	—%
RGIS Services, LLC	Commercial Services & Supplies	Membership Interest (5.27%)	6/25/2020		—	N/A	—	8,855	10,397	0.3%
								8,855	10,397	0.3%
Total Affiliate Investments								$8,855	$10,397	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023 (Continued)
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan	9/21/2018	12.97% (1M SOFR+ 7.75%)	—	10/1/2026	$32,133	$32,005	$28,810	0.8%	(10)
								32,005	28,810	0.8%
ABG Intermediate Holdings 2 LLC	Textiles, Apparel & Luxury Goods	Second Lien Term Loan	12/20/2021	11.20% (1M SOFR+ 6.00%)	0.50	12/20/2029	9,000	8,945	9,000	0.2%	(3)(10)
								8,945	9,000	0.2%
Apidos CLO XI	Structured Finance	Subordinated Structured Note	12/6/2012	Residual Interest, current yield 12.01%	—	4/17/2034	67,782	39,008	29,875	0.8%	(5)(14)
								39,008	29,875	0.8%
Apidos CLO XII	Structured Finance	Subordinated Structured Note	3/15/2013	Residual Interest, current yield 12.24%	—	4/15/2031	52,203	33,439	29,443	0.8%	(5)(14)
								33,439	29,443	0.8%
Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	Residual Interest, current yield 10.99%	—	4/21/2031	48,515	34,686	29,537	0.9%	(5)(14)
								34,686	29,537	0.9%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	Residual Interest, current yield 15.28%	—	4/21/2031	35,855	29,588	25,578	0.7%	(5)(14)
								29,588	25,578	0.7%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	First Lien Revolving Line of Credit - $2,000 Commitment	2/21/2013	14.24% (3M SOFR+ 8.75%)	2.00	5/15/2024	2,000	2,000	1,874	0.1%	(10)(15)
		First Lien Term Loan	2/21/2013	14.24% (3M SOFR+ 8.75%)	2.00	5/15/2024	61,000	61,000	57,165	1.5%	(3)(10)
								63,000	59,039	1.6%
Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.)	Communications Equipment	First Lien Term Loan	8/2/2019	10.23% (6ML+ 4.50%)	1.00	11/1/2024	9,594	9,249	9,594	0.3%	(3)(10)
		Second Lien Term Loan	6/20/2017	13.98% (6ML+ 8.25%)	1.00	11/1/2025	50,662	50,603	50,083	1.3%	(3)(10)
								59,852	59,677	1.6%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	Residual Interest, current yield 0.00%	—	7/20/2029	82,808	32,226	12,544	0.3%	(5)(14)(17)
								32,226	12,544	0.3%
Barracuda Parent, LLC	IT Services	Second Lien Term Loan	8/15/2022	12.05% (3M SOFR + 7.00%)	0.50	8/15/2030	20,000	19,469	19,447	0.5%	(10)
								19,469	19,447	0.5%
BCPE North Star US Holdco 2, Inc.	Food Products	Second Lien Delayed Draw Term Loan - $5,185 Commitment	6/7/2021	12.75% (3M SOFR+ 7.25%)	0.75	6/11/2029	5,185	5,139	4,646	0.1%	(10)(15)
		Second Lien Term Loan	6/7/2021	12.75% (3M SOFR+ 7.25%)	0.75	6/11/2029	94,815	94,211	84,947	2.3%	(3)(10)
								99,350	89,593	2.4%
BCPE Osprey Buyer, Inc.	Health Care Technology	First Lien Revolving Line of Credit - $4,239 Commitment	10/18/2021	10.90% (1ML+ 5.75%)	0.75	8/21/2026	1,601	1,601	1,569	—%	(10)(15)
		First Lien Term Loan	10/18/2021	11.14% (3ML+ 5.75%)	0.75	8/23/2028	64,025	64,025	62,711	1.7%	(10)
		First Lien Delayed Draw Term Loan - $22,609 Commitment	10/18/2021	11.14% (3ML+ 5.75%)	0.75	8/23/2028	—	—	—	—%	(10)(15)
								65,626	64,280	1.7%
Belnick, LLC (d/b/a The Ubique Group)	Household Durables	First Lien Term Loan	1/20/2022	13.00% (3M SOFR+ 7.50%)	1.00	1/20/2027	89,094	89,094	89,094	2.4%	(3)(10)
								89,094	89,094	2.4%
Boostability Parent, Inc. (f/k/a SEOTownCenter, Inc.)	IT Services	First Lien Term Loan	1/31/2022	13.50% (3M SOFR + 8.00%)	1.00	1/31/2027	50,314	50,314	48,815	1.3%	(3)(10)
								50,314	48,815	1.3%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	First Lien Term Loan	12/4/2017	11.50% (3M SOFR+ 6.00%)	1.00	12/4/2025	158,530	158,530	158,530	4.2%	(3)(10)
								158,530	158,530	4.2%
Burgess Point Purchaser Corporation	Automobile Components	Second Lien Term Loan	7/25/2022	14.36% (3M SOFR + 9.00%)	0.75	7/25/2030	30,000	30,000	30,000	0.8%	(3)(10)
								30,000	30,000	0.8%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023 (Continued)
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note	4/19/2012	Residual Interest, current yield 10.08%	—	7/16/2032	$58,914	$42,980	$29,417	0.8%	(5)(14)
								42,980	29,417	0.8%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan	11/12/2020	13.95% (1M SOFR+ 8.75%)	1.00	11/13/2028	8,500	8,286	8,500	0.2%	(3)(10)
								8,286	8,500	0.2%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 6.02%	—	4/30/2031	24,870	14,552	11,368	0.3%	(5)(14)
								14,552	11,368	0.3%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note	4/7/2017	Residual Interest, current yield 13.35%	—	7/15/2030	25,534	17,776	15,777	0.4%	(5)(14)
								17,776	15,777	0.4%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	8/9/2016	Residual Interest, current yield 11.12%	—	7/20/2034	32,200	30,919	25,873	0.7%	(5)(14)
								30,919	25,873	0.7%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield 0.00%	—	7/29/2030	49,551	31,642	13,992	0.4%	(5)(14)(17)
								31,642	13,992	0.4%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note	8/2/2013	Residual Interest, current yield 11.72%	—	4/24/2031	44,100	26,972	20,853	0.6%	(5)(14)
								26,972	20,853	0.6%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note	10/22/2013	Residual Interest, current yield 13.83%	—	4/28/2031	45,500	31,675	27,752	0.7%	(5)(14)
								31,675	27,752	0.7%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note	8/5/2014	Residual Interest, current yield 13.50%	—	10/17/2030	50,142	34,988	26,573	0.7%	(5)(14)
								34,988	26,573	0.7%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note	12/9/2016	Residual Interest, current yield 15.95%	—	10/21/2031	34,000	32,467	29,344	0.8%	(5)(14)
								32,467	29,344	0.8%
Collections Acquisition Company, Inc.	Diversified Financial Services	First Lien Term Loan	12/3/2019	13.15% (3M SOFR+ 7.65%)	2.50	6/3/2024	36,504	36,504	36,504	1.0%	(3)(10)
								36,504	36,504	1.0%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note	12/18/2013	Residual Interest, current yield 13.14%	—	1/25/2035	48,978	31,918	27,407	0.7%	(5)(14)
								31,918	27,407	0.7%
CP IRIS Holdco I, Inc. (48)	Building Products	Second Lien Term Loan	10/1/2021	12.20% (1M SOFR+ 7.00%)	0.50	10/1/2029	35,000	35,000	33,120	0.9%	(3)(10)
								35,000	33,120	0.9%
Curo Group Holdings Corp.	Consumer Finance	First Lien Term Loan	7/30/2021	7.50%	—	8/1/2028	47,000	47,024	17,039	0.5%	(14)
								47,024	17,039	0.5%
DRI Holding Inc.	Commercial Services & Supplies	First Lien Term Loan	12/21/2021	10.45% (1M SOFR+ 5.25%)	0.50	12/21/2028	33,990	32,871	33,787	0.9%	(3)(10)
		Second Lien Term Loan	12/21/2021	13.20% (1M SOFR+ 8.00%)	0.50	12/21/2029	145,000	145,000	141,817	3.8%	(3)(10)
								177,871	175,604	4.7%
DTI Holdco, Inc.	Professional Services	First Lien Term Loan	4/26/2022	9.80% (3M SOFR+ 4.75%)	0.75	4/26/2029	18,361	18,053	17,604	0.5%	(3)(10)
		Second Lien Term Loan	4/26/2022	12.80% (3M SOFR+ 7.75%)	0.75	4/26/2030	75,000	75,000	71,712	1.9%	(3)(10)
								93,053	89,316	2.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023 (Continued)
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Dukes Root Control Inc.	Commercial Services & Supplies	First Lien Revolving Line of Credit - $4,464 Commitment	12/8/2022	11.56% (6M SOFR + 6.50%)	1.00	12/8/2028	$357	$357	$357	—%	(10)(15)
		First Lien Revolving Line of Credit - $4,464 Commitment	12/8/2022	11.72% (3M SOFR + 6.50%)	1.00	12/8/2028	1,429	1,429	1,429	—%	(10)(15)
		First Lien Delayed Draw Term Loan - $8,929 Commitment	12/8/2022	11.56% (6M SOFR + 6.50%)	1.00	12/8/2028	2,054	2,054	2,054	0.1%	(10)(15)
		First Lien Term Loan	12/8/2022	11.56% (6M SOFR + 6.50%)	1.00	12/8/2028	36,424	36,424	36,424	1.0%	(3)(10)
								40,264	40,264	1.1%
Easy Gardener Products, Inc.	Household Durables	Class A Units of EZG Holdings, LLC(200 units)	6/11/2020		—	N/A	—	313	—	—%	(16)
		Class B Units of EZG Holdings, LLC (12,525 units)	6/11/2020		—	N/A	—	1,688	—	—%	(16)
								2,001	—	—%
Engine Group, Inc. (7)	Media	First Lien Term Loan	11/17/2020	16.25% (PRIME+ 8.00%)	1.00	11/17/2023	3,546	3,546	1,447	—%	(9)(10)
		Class B Common Units (1,039,554 units)	11/17/2020		—	N/A	—	26,991	—	—%	(16)
								30,537	1,447	—%
Engineered Machinery Holdings, Inc.	Machinery	Incremental Amendment No. 2 Second Lien Term Loan	5/6/2021	12.04% (3ML+ 6.50%)	0.75	7/18/2025	5,000	4,988	5,000	0.1%	(3)(10)
		Incremental Amendment No. 3 Second Lien Term Loan	8/6/2021	11.54% (3ML+ 6.00%)	0.75	5/21/2029	5,000	5,000	4,928	0.1%	(3)(10)
								9,988	9,928	0.2%
Enseo Acquisition, Inc.	IT Services	First Lien Term Loan	6/2/2021	13.50% (3M SOFR+ 8.00%)	1.00	6/2/2026	53,666	53,666	52,658	1.4%	(3)(10)
								53,666	52,658	1.4%
Eze Castle Integration, Inc.	IT Services	First Lien Delayed Draw Term Loan - $1,786 Commitment	7/15/2020	15.22% (3ML+ 10.00%) plus 0.75% PIK	1.50	7/15/2025	892	892	892	—%	(10)(15)(39)
		First Lien Term Loan	7/15/2020	15.27% (3ML+ 10.00%) plus 0.75% PIK	1.50	7/15/2025	46,547	46,547	46,547	1.2%	(3)(10)(39)
								47,439	47,439	1.2%
Faraday Buyer, LLC	Electrical Equipment	First Lien Delayed Draw Term Loan - $5,833 Commitment	10/11/2022	11.86% (6M SOFR + 7.00%)	1.00	10/11/2028	4,457	4,392	4,457	0.1%	(10)(15)
		First Lien Term Loan	10/11/2022	11.86% (6M SOFR + 7.00%)	1.00	10/11/2028	64,007	64,007	64,007	1.7%	(3)(10)
								68,399	68,464	1.8%
First Brands Group	Automobile Components	First Lien Term Loan	3/24/2021	10.25% (6M SOFR+ 5.00%)	1.00	3/30/2027	22,354	22,284	22,209	0.6%	(3)(10)
		Second Lien Term Loan	3/24/2021	13.60% (6ML+ 8.50%)	1.00	3/30/2028	37,000	36,676	36,807	1.0%	(3)(10)
								58,960	59,016	1.6%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 11.57%	—	10/15/2030	50,524	32,622	25,211	0.8%	(3)(10)
								32,622	25,211	0.8%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 18.59%	—	5/16/2031	24,575	16,322	13,430	0.4%	(5)(14)
								16,322	13,430	0.4%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 18.42%	—	7/15/2031	39,905	27,431	20,825	0.6%	(5)(14)
								27,431	20,825	0.6%
Global Tel*Link Corporation (d/b/a ViaPath Technologies.)	Diversified Telecommunication Services	First Lien Term Loan	8/7/2019	9.45% (1M SOFR + 4.25%)	—	11/29/2025	9,597	9,439	9,218	0.2%	(3)(10)
		Second Lien Term Loan	11/20/2018	15.20% (1M SOFR + 10.00%)	—	11/29/2026	122,670	121,956	121,328	3.3%	(3)(10)
								131,395	130,546	3.5%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Structured Finance	Subordinated Structured Note	8/7/2012	Residual Interest, current yield 0.00%	—	8/15/2023	23,188	3,704	—	—%	(5)(14)
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023 (Continued)
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

								3,704	—	—%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield 0.00%	—	4/28/2025	$41,164	$21,322	$18	—%	(5)(14)(17)
								21,322	18	—%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield 0.00%	—	10/18/2027	39,598	29,557	123	—%	(5)(14)(17)
								29,557	123	—%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 0.00%	—	7/18/2031	19,025	13,448	6,344	0.2%	(5)(14)(17)
								13,448	6,344	0.2%
Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	Software	Second Lien Term Loan	11/14/2019	11.95%(1M SOFR+ 6.75%)	0.75	11/19/2027	52,500	52,350	49,111	1.3%	(5)(14)(17)
								52,350	49,111	1.3%
The Hiller Companies, LLC	Commercial Services & Supplies	First Lien Term Loan	10/11/2022	12.52% (6M SOFR + 7.00%)	1.00	9/15/2028	37,000	37,000	37,000	1.0%	(3)(10)(49)
								37,000	37,000	1.0%
Interventional Management Services, LLC	Health Care Providers & Services	First Lien Revolving Line of Credit - $5,000 Commitment	2/22/2021	14.49% (3M SOFR+ 9.00%)	1.00	2/22/2025	5,000	5,000	5,000	0.1%	(10)(15)
		First Lien Term Loan	2/22/2021	14.49% (3M SOFR+ 9.00%)	1.00	2/20/2026	66,975	66,975	66,975	1.8%	(3)(10)
								71,975	71,975	1.9%
Japs-Olson Company, LLC (33)	Commercial Services & Supplies	First Lien Term Loan	5/25/2023	12.11% (3M SOFR + 6.75%)	2.00	5/25/2028	70,852	70,852	70,852	1.9%	(3)(10)
								70,852	70,852	1.9%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	6/26/2015	Residual Interest, current yield 12.33%	—	10/20/2031	23,593	17,966	14,214	0.4%	(5)(14)
								17,966	14,214	0.4%
K&N HoldCo, LLC	Automobile Components	Class A Common Units	2/14/2023		—	N/A	—	25,697	1,156	—%	(16)
								25,697	1,156	—%
KM2 Solutions LLC	IT Services	First Lien Term Loan	12/17/2020	14.39% (3M SOFR+ 9.00%)	1.00	12/17/2025	23,675	23,675	23,675	0.6%	(3)(10)
								23,675	23,675	0.6%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 10.64%	—	7/21/2031	49,933	24,754	20,099	0.5%	(5)(14)
								24,754	20,099	0.5%
LGC US FINCO, LLC	Machinery	First Lien Term Loan	1/17/2020	11.72% (1M SOFR+ 6.50%)	1.00	12/20/2025	29,876	29,460	29,876	0.8%	(3)(10)
								29,460	29,876	0.8%
Lucky US BuyerCo LLC	Professional Services	First Lien Revolving Line of Credit - $2,775 Commitment	4/3/2023	12.39% (3M SOFR + 7.50%)	1.00	4/1/2029	—	—	—	—%	(10)(15)
		First Lien Term Loan	4/3/2023	12.39% (3M SOFR + 7.50%)	1.00	4/1/2029	21,674	21,674	21,674	0.6%	(3)(10)
								21,674	21,674	0.6%
MAC Discount, LLC	Household Durables	First Lien Term Loan	5/11/2023	13.49% (3M SOFR + 8.00%)	1.50	5/11/2028	37,810	37,453	37,810	1.0%	(3)(10)
		Class A Senior Preferred Stock to MAC Discount Investments, LLC (1,500,000 shares)	5/11/2023	12.00%	—	N/A	—	1,500	1,523	—%	(16)
								38,953	39,333	1.0%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023 (Continued)
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Magnate Worldwide, LLC	Air Freight & Logistics	First Lien Delayed Draw Term Loan - $2,357 Commitment	3/11/2022	10.84% (3M SOFR+ 5.50%)	0.75	12/30/2028	$1,208	$1,184	$1,208	—%	(10)(15)
		First Lien Term Loan	3/11/2022	10.84% (3M SOFR+ 5.50%)	0.75	12/30/2028	30,186	30,186	30,186	0.8%	(3)(10)
		Second Lien Term Loan	12/30/2021	13.89% (3M SOFR+ 8.50%)	0.75	12/30/2029	95,000	95,000	95,000	2.5%	(3)(10)
								126,370	126,394	3.3%
Mamba Purchaser, Inc.	Health Care Providers & Services	Second Lien Term Loan	9/29/2021	11.72% (1M SOFR+ 6.50%)	0.50	10/14/2029	23,000	22,863	23,000	0.6%	(3)(10)
								22,863	23,000	0.6%
Medical Solutions Holdings, Inc. (4)	Health Care Providers & Services	Second Lien Term Loan	11/1/2021	12.36% (3M SOFR+ 7.00%)	0.50	11/1/2029	54,463	54,428	54,463	1.5%	(3)(10)
								54,428	54,463	1.5%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note	4/17/2013	Residual Interest, current yield 0.00%	—	10/15/2030	43,650	21,588	13,629	0.4%	(5)(14)(17)
								21,588	13,629	0.4%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 9.95%	—	7/15/2031	47,829	23,395	19,004	0.5%	(5)(14)
								23,395	19,004	0.5%
Nexus Buyer LLC	Capital Markets	Second Lien Term Loan	11/5/2021	11.45% (1M SOFR+ 6.25%)	0.50	11/5/2029	42,500	42,500	39,984	1.1%	(10)
								42,500	39,984	1.1%
NH Kronos Buyer, Inc.	Pharmaceuticals	First Lien Term Loan	12/7/2022	11.64% (3M SOFR + 6.25%)	1.00	11/1/2028	74,531	74,531	74,531	2.0%	(3)(10)
								74,531	74,531	2.0%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 5.11%	—	7/19/2030	42,064	27,168	21,341	0.6%	(5)(14)
								27,168	21,341	0.6%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note	8/12/2015	Residual Interest, current yield 7.93%	—	4/16/2031	46,016	20,619	15,429	0.4%	(5)(14)
								20,619	15,429	0.4%
OneTouchPoint Corp	Professional Services	First Lien Term Loan	2/19/2021	13.49% (3M SOFR+ 8.00%)	1.00	2/19/2026	38,678	38,678	38,678	1.0%	(3)(10)
								38,678	38,678	1.0%
PeopleConnect Holdings, Inc. (11)	Interactive Media & Services	First Lien Term Loan	1/22/2020	13.64% (3M SOFR+ 8.25%)	2.75	1/22/2025	160,281	160,281	160,281	4.3%	(3)(10)
								160,281	160,281	4.3%
PetVet Care Centers, LLC (f/k/a Pearl Intermediate Parent LLC)	Health Care Providers & Services	Second Lien Term Loan	2/1/2018	11.44% (1ML+ 6.25%)	—	2/15/2026	16,000	15,957	15,319	0.4%	(3)(10)
								15,957	15,319	0.4%
PGX Holdings, Inc. (6)	Diversified Consumer Services	First Lien Term Loan	7/21/2021	12.85% (1M SOFR + 7.75%)	1.50	7/21/2026	70,639	70,639	70,639	1.9%	(9)(10)
		First Lien DIP Term Loan	5/31/2023	13.99% (3M SOFR + 8.50%)	1.50	7/21/2026	4,376	4,376	4,376	0.1%	(10)
		Second Lien Term Loan	7/21/2021	12.00% PIK	—	7/27/2027	186,326	179,986	—	—%	(9)(39)
		Class B of PGX TopCo LLC (999 Non-Voting Units)	5/27/2020		—	N/A	—	—	—	—%	(16)
								255,001	75,015	2.0%
PlayPower, Inc.	Leisure Products	First Lien Term Loan	5/7/2019	10.57% (3M SOFR+ 5.50%)	—	5/10/2026	5,776	5,749	5,436	0.1%	(3)(10)
								5,749	5,436	0.1%
Precisely Software Incorporated (f/k/a Vision Solutions, Inc.) (29)	IT Services	Second Lien Term Loan	4/23/2021	12.51% (3ML + 7.25%)	0.75	4/23/2029	80,000	79,331	75,962	2.0%	(3)(10)
								$79,331	$75,962	2.0%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023 (Continued)
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Preventics, Inc. (d/b/a Legere Pharmaceuticals) (46)	Health Care Providers & Services	First Lien Term Loan	11/12/2021	16.04% (3ML+ 10.50%)	1.00	11/12/2026	$9,150	$9,150	$9,150	0.2%	(3)(10)
		Series A Convertible Preferred Stock(320 units)	11/12/2021	8.00%	—	N/A	—	127	158	—%	(16)
		Series C Convertible Preferred Stock (3,575 units)	11/12/2021	8.00%	—	N/A	—	1,419	1,769	—%	(16)
								10,696	11,077	0.2%
Raisin Acquisition Co, Inc.	Pharmaceuticals	First Lien Revolving Line of Credit - $3,583 Commitment	6/17/2022	12.51% (3M SOFR+ 7.00%)	1.00	12/13/2026	—	—	—	—%	(10)(15)
		First Lien Delayed Draw Term Loan - $1,554 Commitment	6/17/2022	12.50% (3M SOFR+ 7.00%)	1.00	12/13/2026	1,503	1,472	1,468	—%	(10)(15)
		First Lien Term Loan	6/17/2022	12.51% (3M SOFR+ 7.00%)	1.00	12/13/2026	23,848	23,266	23,290	0.6%	(3)(10)
								24,738	24,758	0.6%
RC Buyer, Inc.	Automobile Components	Second Lien Term Loan	7/26/2021	11.84% (3M SOFR+ 6.50%)	0.75	7/30/2029	20,000	19,924	19,353	0.5%	(3)(10)
								19,924	19,353	0.5%
Reception Purchaser, LLC	Air Freight & Logistics	First Lien Term Loan	4/28/2022	11.39% (3M SOFR+ 6.00%)	0.75	3/24/2028	62,731	61,801	62,552	1.8%	(3)(10)
								61,801	62,552	1.8%
Redstone Holdco 2 LP (22)	IT Services	Second Lien Term Loan	4/16/2021	13.04% (3ML+ 7.75%)	0.75	4/27/2029	50,000	49,350	43,655	1.2%	(3)(10)
								49,350	43,655	1.2%
Research Now Group, LLC (f/k/a Research Now Group, Inc.) and Dynata, LLC (f/k/a Survey Sampling International, LLC)	Professional Services	First Lien Term Loan	12/8/2017	10.80% (3ML+ 5.50%)	1.00	12/20/2024	9,475	9,352	8,872	0.2%	(3)(10)
		Second Lien Term Loan	12/8/2017	14.80% (3ML+ 9.50%)	1.00	12/20/2025	50,000	48,936	42,954	1.2%	(3)(10)
								58,288	51,826	1.4%
Rising Tide Holdings, Inc.	Diversified Consumer Services	First Lien Term Loan	3/23/2023	13.76% PIK (3M SOFR+ 8.25%)	0.75	6/1/2029	12,394	12,265	11,332	0.3%	(10)(39)(50)
		Second Lien Term Loan	3/23/2023	13.76% PIK (3M SOFR + 8.25%)	0.75	6/1/2029	12,166	11,630	—	—%	(9)(10)
								23,895	11,332	0.3%
The RK Logistics Group, Inc.	Commercial Services & Supplies	First Lien Term Loan	3/24/2022	16.04% (3ML+ 10.50%)	1.00	3/24/2027	5,826	5,826	5,826	0.2%	(3)(10)
		Class A Common Units (263,000 units)	3/24/2022		—	N/A	—	263	2,565	0.1%	(16)
		Class B Common Units (1,237,000 units)	3/24/2022		—	N/A	—	1,237	12,062	0.3%	(16)
								7,326	20,453	0.6%
RME Group Holding Company	Media	First Lien Term Loan A	5/4/2017	10.99% (3M SOFR+ 5.50%)	1.00	5/6/2024	22,116	22,116	22,116	0.6%	(3)(10)
		First Lien Term Loan B	5/4/2017	16.49% (3M SOFR+ 11.00%)	1.00	5/6/2024	21,033	21,033	21,033	0.6%	(3)(10)
								43,149	43,149	1.2%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note	4/11/2014	Residual Interest, current yield 13.44%	—	4/21/2031	27,725	19,564	15,086	0.4%	(5)(14)
								19,564	15,086	0.4%
Rosa Mexicano	Hotels, Restaurants & Leisure	First Lien Revolving Line of Credit - $500 Commitment	3/29/2018	13.00% (3M SOFR+ 7.50%)	1.25	6/13/2024	191	191	183	—%	(10)(15)
		First Lien Term Loan	3/29/2018	13.00% (3M SOFR+ 7.50%)	1.25	6/13/2024	21,510	21,510	20,593	0.6%	(10)
								21,701	20,776	0.6%
Shearer’s Foods, LLC	Food Products	Second Lien Term Loan	9/15/2020	12.97% (1M SOFR+ 7.75%)	0.75	9/23/2028	3,600	3,534	3,600	0.1%	(3)(10)
								3,534	3,600	0.1%
ShiftKey, LLC	Health Care Technology	First Lien Term Loan	6/21/2022	11.25% (3M SOFR+ 5.75%)	1.00	6/21/2027	64,513	64,058	64,513	1.8%	(3)(10)
								64,058	64,513	1.8%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023 (Continued)
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Shutterfly Finance, LLC	Internet & Direct Marketing Retail	First Lien Term Loan	6/5/2023	11.13% (3M SOFR+ 6.00%)	1.00	10/1/2027	$2,406	$2,406	$2,406	0.1%	(10)
		Second Lien Term Loan	6/6/2023	10.13% (3M SOFR + 5.00%)	1.00	10/1/2027	14,563	14,563	11,690	0.3%	(10)
		Second Lien Term Loan	6/6/2023	10.24% (3M SOFR + 5.00%)	1.00	10/1/2027	3,518	3,518	2,824	0.1%	(10)
								20,487	16,920	0.5%
Sorenson Communications, LLC	Diversified Telecommunication Services	First Lien Term Loan	3/12/2021	10.69% (1ML+ 5.50%)	0.75	3/17/2026	31,172	30,844	31,130	0.8%	(3)(10)
								30,844	31,130	0.8%
Southern Veterinary Partners	Health Care Providers & Services	Second Lien Term Loan	10/2/2020	12.95% (1M SOFR+ 7.75%)	1.00	10/5/2028	8,000	7,947	8,000	0.2%	(3)(10)
								7,947	8,000	0.2%
Spectrum Holdings III Corp	Health Care Equipment & Supplies	Second Lien Term Loan	1/26/2018	12.58% (6ML+ 7.00%)	1.00	1/31/2026	7,500	7,488	7,500	0.2%	(10)
								7,488	7,500	0.2%
Spectrum Vision Holdings, LLC	Health Care Providers & Services	First Lien Term Loan	5/2/2023	11.84% (3M SOFR + 6.50%)	1.00	11/17/2024	29,924	29,924	29,924	0.8%	(3)(10)
								29,924	29,924	0.8%
Staples, Inc.	Distributors	First Lien Term Loan	11/18/2019	10.30% (3ML+ 5.00%)	—	4/16/2026	8,683	8,644	7,481	0.2%	(3)(10)(47)
								8,644	7,481	0.2%
Strategic Materials Holding Corp.	Household Durables	Second Lien Term Loan	10/27/2017	13.06% (3M SOFR+ 7.75%)	1.00	11/1/2025	7,000	6,980	4,288	0.1%	(10)
								6,980	4,288	0.1%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interest	12/4/2006		—	N/A	—	—	—	—%	(13)
								—	—	—%
Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note	5/6/2014	Residual Interest, current yield 0.00%	—	7/14/2026	49,250	22,824	3,197	0.1%	(5)(14)(17)
								22,824	3,197	0.1%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note	10/17/2014	Residual Interest, current yield 5.33%	—	1/19/2032	63,831	41,390	26,870	0.7%	(5)(14)
								41,390	26,870	0.7%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	1/26/2018	12.00% PIK	—	2/27/2026	175,147	175,147	175,147	4.8%	(39)
		First Lien Term Loan	11/17/2022	12.00% PIK	—	2/27/2026	15,085	15,085	15,085	0.4%	(39)
		Class W Interests of Town & Country Housewares Group, LP (188,105 Non-Voting Interests)	8/31/2022	4.00%	—	N/A	—	—	16	—%	(16)
		Class B of Town & Country TopCo LLC (999 Non-Voting Units)	11/17/2022		—	N/A	—	—	39,107	1.0%	(16)
								190,232	229,355	6.2%
TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	14.50% (3M SOFR+ 9.00%) plus 1.50%PIK	1.00	11/30/2025	23,337	23,337	23,337	0.6%	(3)(10)(39)
								23,337	23,337	0.6%
United Sporting Companies, Inc. (18)	Distributors	Second Lien Term Loan	9/28/2012	16.19% (1ML+ 11.00%) plus 2.00% PIK	2.25	11/16/2019	130,140	89,178	6,988	0.2%	(9)(10)
								89,178	6,988	0.2%
Upstream Newco, Inc.	Health Care Providers & Services	Second Lien Term Loan	11/20/2019	13.84% (3M SOFR+ 8.50%)	—	11/20/2027	22,000	21,886	19,876	0.5%	(3)(10)
								21,886	19,876	0.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2023 (Continued)
(in thousands, except share data)

							June 30, 2023
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

USG Intermediate, LLC	Leisure Products	First Lien Revolving Line of Credit - $4,000 Commitment	4/15/2015	14.45% (1M SOFR+ 9.25%)	1.00	2/9/2028	$4,000	$4,000	$4,000	0.1%	(10)(15)
		First Lien Term Loan B	4/15/2015	16.95% (1M SOFR+ 11.75%)	1.00	2/9/2028	59,944	59,944	59,944	1.6%	(3)(10)
		Equity	4/15/2015		—	N/A	—	1	—	—%	(16)
								63,945	63,944	1.7%
VC GB Holdings I Corp	Household Durables	Second Lien Term Loan	6/30/2021	12.23% (3ML+ 6.75%)	0.50	7/23/2029	23,000	22,826	22,930	0.6%	(3)(10)
								22,826	22,930	0.6%
Victor Technology, LLC	Commercial Services & Supplies	First Lien Term Loan	12/3/2021	13.00%(3M SOFR+ 7.50%)	1.00	12/3/2028	29,550	29,550	28,158	0.8%	(3)(10)
								29,550	28,158	0.8%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 0.00%	—	10/15/2030	40,613	25,760	19,291	0.5%	(5)(14)(17)
								25,760	19,291	0.5%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 0.75%	—	4/18/2031	40,773	23,324	15,895	0.4%	(5)(14)
								23,324	15,895	0.4%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2016	Residual Interest, current yield 10.28%	—	10/20/2031	28,100	23,295	19,297	0.5%	(5)(14)
								23,295	19,297	0.5%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note	6/13/2017	Residual Interest, current yield 13.32%	—	4/20/2034	44,885	51,926	40,366	1.2%	(5)(14)
								51,926	40,366	1.2%
VT Topco, Inc.	Commercial Services & Supplies	Second Lien Term Loan	8/14/2018	11.97% (1M SOFR+ 6.75%)	—	8/17/2026	12,000	11,944	11,879	0.3%	(3)(10)
		2021 Second Lien Term Loan	7/30/2021	11.97% (1M SOFR+ 6.75%)	0.75	8/17/2026	20,250	20,144	20,046	0.5%	(3)(10)
								32,088	31,925	0.8%
WatchGuard Technologies, Inc.	IT Services	First Lien Term Loan	8/17/2022	10.11% (6M SOFR + 5.25%	0.75	6/30/2029	34,738	34,738	34,637	0.9%	(3)(10)
								34,738	34,637	0.9%
Wellful Inc. (f/k/a KNS Acquisition Corp.)	Food & Staples Retailing	First Lien Term Loan	5/26/2022	11.47% (1M SOFR + 6.25%)	0.75	4/21/2027	13,696	12,953	12,931	0.3%	(3)(10)
		Incremental First Lien Term Loan	7/21/2022	11.47% (1M SOFR + 6.25%)	0.75	4/21/2027	14,719	14,186	13,897	0.4%	(3)(10)
								27,139	26,828	0.7%
Wellpath Holdings, Inc. (f/k/a CCS-CMGC Holdings, Inc.)	Health Care Providers & Services	First Lien Term Loan	5/13/2019	10.98% (3ML+ 5.50%)	—	10/1/2025	14,240	14,130	13,784	0.4%	(3)(10)
		Second Lien Term Loan	9/25/2018	14.48% (3ML+ 9.00%)	—	10/1/2026	37,000	36,710	33,941	0.9%	(3)(10)
								50,840	47,725	1.3%
Total Non-Control/Non-Affiliate Investments								$4,803,245	$4,142,837	111.0%

Total Portfolio Investments								$7,800,596	$7,724,931	207.0%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2024 and June 30, 2023

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
(3)Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair value of the investments held by PCF at June 30, 2024 and June 30, 2023 were $2,793,051 and $3,051,668, respectively, representing 36.2% and 39.5% of our total investments, respectively.
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
(6)On December 28, 2022, we provided $15,000 of additional Second Lien Term Loans and $30,000 of Second Lien Delayed Draw Term Loan commitments to PGX Holdings, Inc. (“PGX”). Also as of December 28, 2022, we contributed our existing equity interest in PGX to PGX TopCo LLC, an entity in which we own 100% of the Class B non-voting shares. Given the only equity we hold in the PGX structure is non-voting, we classify our investment in the PGX structure as non-control/non-affiliate beginning December 31, 2022 and as of June 30, 2023 and June 30, 2024. On September 28, 2023, in connection with a Chapter 11 process, PGX sold the majority of its assets to a new entity, Credit.com Holdings, LLC (“Credit.com”). As part of the transaction, we rolled the majority of our existing First Lien Term Loan into a new First Lien Term Loan A and new First Lien Term Loan B at Credit.com. We were also issued equity at Credit.com, which we hold through our Class B non-voting equity investment in PGX Topco II LLC.
(7)Engine Group, Inc., EMX Digital, Inc. (f/k/a Clearstream.TV, Inc.), and Engine International, Inc., are joint borrowers on the first lien term loan.
(8)Not used.
(9)Investment on non-accrual status as of the reporting date (See Note 2).
(10)Certain variable rate securities in our portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. The 1-Month LIBOR, or “1ML”, was 5.22% as of June 30, 2023. The 3-Month LIBOR, or “3ML”, was 5.55% as of June 30, 2023. The 6-Month LIBOR, or “6ML”, was 5.76% as of June 30, 2023. The 1-Month Secured Overnight Financing Rate or “1M SOFR”, was 5.34% as of June 30, 2024 and 5.14% as of June 30, 2023. The 3-Month Secured Overnight Financing Rate or “3M SOFR”, was 5.32% as of June 30, 2024 and 5.27% as of June 30, 2023. The 6-Month Secured Overnight Financing Rate or “6M SOFR” was 5.26% as of June 30, 2024 and 5.39% as of June 30, 2023. The PRIME Rate or “PRIME” was 8.25% as of June 30, 2023. The impact of a SOFR credit spread adjustment, if applicable, is included within the stated all-in interest rate.
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2024 and June 30, 2023 (Continued)
(14)Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets as calculated in accordance with regulatory requirements. As of June 30, 2024 and June 30, 2023, our qualifying assets, as a percentage of total assets, stood at 83.78% and 82.08%, respectively. We monitor the status of these assets on an ongoing basis.
(15)Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of June 30, 2024 and June 30, 2023, we had $34,771 and $47,875, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.
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
(20)CP Holdings of Delaware LLC (“CP Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of CP Energy Services Inc. (“CP Energy”) as of June 30, 2024 and June 30, 2023. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $35,103 in first lien term loans (the “Spartan Term Loans”) due to us as of June 30, 2024. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. In September 2020, we made a new $26,193 Series A preferred stock investment in Spartan Energy Holdings, Inc., which equates to 100% of the Series A non-voting redeemable preferred stock outstanding.
(21)Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% and 99.8% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of June 30, 2024 and June 30, 2023, respectively. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company.
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2024 and June 30, 2023 (Continued)
(25)MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 100% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc. (“Mity-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. Our subordinated unsecured note issued and outstanding to Broda Canada is denominated in Canadian Dollars (“CAD”). As of June 30, 2024 and June 30, 2023, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder.
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
(27)Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 94.48% of Nationwide Loan Company LLC, the operating company, as of June 30, 2024 and June 30, 2023. We report Nationwide Loan Company LLC as a separate controlled company. Prospect has a first priority security interest in the assets of Nationwide.
(28)NMMB Holdings, Inc. (“NMMB Holdings”), a consolidated entity in which we own 100% of the equity, owns 92.77% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of June 30, 2024 and June 30, 2023. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.
(29)Vision Solutions, Inc. and Precisely Software Incorporate are joint borrowers on the Second Lien Term Loan.
(30)Prospect owns 99.96% of the equity of USES Corp. as of June 30, 2024 and June 30, 2023.
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
(32)As of June 30, 2024 and June 30, 2023, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC, the parent company of Nixon, Inc.
(33)Japs-Olson Company, LLC, Alpha Mail Debt Merger Sub, LLC and J-O Building Company LLC are joint borrowers on the First Lien Term Loan.
(34)UTP Holdings Group, Inc. (“UTP Holdings”) owns all of the voting stock of Universal Turbine Parts, LLC (“UTP”) and has appointed a Board of Directors to UTP Holdings, consisting of three employees of the Investment Adviser. UTP Holdings owns UTP. UTP Holdings is a wholly-owned holding company controlled by Prospect and therefore Prospect’s investment in UTP is classified as a control investment.
(35)As of June 30, 2024 and June 30, 2023, the residual profit interest includes both (i) 8.33% of New TLA, TLD and TLE residual profit and (ii) 100% of TLC residual profits, with both calculated quarterly in arrears.
(36)Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.98% and 99.97% ownership interest of Pacific World as of June 30, 2024 and as of June 30, 2023, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2024 and June 30, 2023 (Continued)
(37)The following shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of June 30, 2024:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$54,739	$—	$—	$—	$55,581	$110,320
Commercial Services & Supplies	135,936	—	—	7,200	27,349	170,485
Construction & Engineering	83,858	—	—	—	12,053	95,911
Consumer Finance	540,191	—	—	—	82,842	623,033
Diversified Consumer Services	1,500	—	—	—	2,378	3,878
Energy Equipment & Services	123,189	—	—	—	221,800	344,989
Equity Real Estate Investment Trusts (REITs)	877,151	—	—	—	20,030	897,181
Health Care Providers & Services	316,428	—	—	—	45,118	361,546
Machinery	37,322	—	—	—	6,866	44,188
Media	29,723	—	—	—	—	29,723
Online Lending	20,630	—	—	—	—	20,630
Personal Products	98,601	—	—	—	221,795	320,396
Trading Companies & Distributors	35,135	—	—	—	32,500	67,635
Structured Finance	190,500	—	—	—	—	190,500
Total Control Investments	$2,544,903	$—	$—	$7,200	$728,312	$3,280,415
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$11,594	$11,594
Total Affiliate Investments	$—	$—	$—	$—	$11,594	$11,594
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$92,897	$95,000	$—	$—	$—	$187,897
Automobile Components	22,124	66,850	—	—	25,697	114,671
Capital Markets	—	42,500	—	—	—	42,500
Commercial Services & Supplies	185,948	153,326	—	—	5,000	344,274
Communications Equipment	22,359	56,671	—	—	—	79,030
Distributors	224,726	89,853	—	—	—	314,579
Diversified Consumer Services	145,326	—	—	—	34,348	179,674
Diversified Financial Services	45,039	—	—	—	—	45,039
Diversified Telecommunication Services	9,405	122,165	—	—	—	131,570
Electrical Equipment	61,991	—	—	—	—	61,991
Food & Staples Retailing	26,743	—	—	—	—	26,743
Food Products	—	131,504	—	—	—	131,504
Health Care Providers & Services	255,534	113,145	—	—	9,496	378,175
Health Care Technology	133,620	—	—	—	—	133,620
Hotels, Restaurants & Leisure	27,582	—	—	—	—	27,582
Household Durables	118,705	—	—	—	3,501	122,206
Interactive Media & Services	120,594	—	—	—	—	120,594
Internet & Direct Marketing Retail	2,426	18,683	—	—	—	21,109
IT Services	196,461	148,451	—	—	—	344,912
Leisure Products	79,458	—	—	—	1	79,459
Machinery	50,399	9,994	—	—	—	60,393
Media	40,107	—	—	—	—	40,107
Pharmaceuticals	107,060	—	—	—	—	107,060
Professional Services	87,175	124,082	—	—	—	211,257
Software	—	52,405	—	—	—	52,405
Textiles, Apparel & Luxury Goods	173,114	—	—	—	—	173,114
Structured Finance (A)	—	—	623,700	—	—	623,700
Total Non-Control/Non-Affiliate	$2,228,793	$1,224,629	$623,700	$—	$78,043	$4,155,165
Total Portfolio Investment Cost	$4,773,696	$1,224,629	$623,700	$7,200	$817,949	$7,447,174
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2024 and June 30, 2023 (Continued)
The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of June 30, 2024:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Control Investments
Aerospace & Defense	$54,739	$—	$—	$—	$12,184	$66,923	1.8%
Commercial Services & Supplies	73,487	—	—	7,200	22,885	103,572	2.8%
Construction & Engineering	83,858	—	—	—	232,561	316,419	8.5%
Consumer Finance	536,792	—	—	—	191,528	728,320	19.6%
Diversified Consumer Services	1,500	—	—	—	3,242	4,742	0.1%
Energy Equipment & Services	110,206	—	—	—	12,651	122,857	3.3%
Equity Real Estate Investment Trusts (REITs)	877,151	—	—	—	608,181	1,485,332	40.0%
Health Care Providers & Services	316,428	—	—	—	147,455	463,883	12.5%
Machinery	37,322	—	—	—	65,080	102,402	2.8%
Media	29,723	—	—	—	64,542	94,265	2.5%
Online Lending	20,630	—	—	—	—	20,630	0.6%
Personal Products	98,601	—	—	—	6,062	104,663	2.8%
Trading Companies & Distributors	35,135	—	—	—	32,932	68,067	1.8%
Structured Finance (A)	190,500	—	—	—	—	190,500	5.1%
Total Control Investments	$2,466,072	$—	$—	$7,200	$1,399,303	$3,872,575	104.3%
Fair Value % of Net Assets	66.4%	—%	—%	0.2%	37.7%	104.3%
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$18,069	$18,069	0.4%
Total Affiliate Investments	$—	$—	$—	$—	$18,069	$18,069	0.5%
Fair Value % of Net Assets	—%	—%	—%	—%	0.5%	0.5%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$84,933	$89,758	$—	$—	$—	$174,691	4.7%
Automobile Components	22,019	66,788	—	—	783	89,590	2.4%
Capital Markets	—	42,500	—	—	—	42,500	1.1%
Commercial Services & Supplies	186,116	153,500	—	—	14,042	353,658	9.5%
Communications Equipment	22,413	46,098	—	—	—	68,511	1.8%
Distributors	227,805	10,289	—	—	13,304	251,398	6.8%
Diversified Consumer Services	127,311	—	—	—	14,581	141,892	3.8%
Diversified Financial Services	45,039	—	—	—	—	45,039	1.2%
Diversified Telecommunication Services	9,456	122,670	—	—	—	132,126	3.6%
Electrical Equipment	61,991	—	—	—	—	61,991	1.7%
Food & Staples Retailing	22,251	—	—	—	—	22,251	0.6%
Food Products	—	126,145	—	—	—	126,145	3.4%
Health Care Providers & Services	251,765	88,148	—	—	18,125	358,038	9.6%
Health Care Technology	132,531	—	—	—	—	132,531	3.6%
Hotels, Restaurants & Leisure	21,550	—	—	—	—	21,550	0.6%
Household Durables	118,660	—	—	—	1,266	119,926	3.2%
Interactive Media & Services	120,594	—	—	—	—	120,594	3.2%
Internet & Direct Marketing Retail	2,406	15,987	—	—	—	18,393	0.5%
IT Services	196,323	147,225	—	—	—	343,548	9.3%
Leisure Products	79,291	—	—	—	—	79,291	2.1%
Machinery	50,645	10,000	—	—	—	60,645	1.6%
Media	40,107	—	—	—	—	40,107	1.1%
Pharmaceuticals	107,588	—	—	—	—	107,588	2.9%
Professional Services	86,031	76,948	—	—	—	162,979	4.4%
Software	—	47,813	—	—	—	47,813	1.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2024 and June 30, 2023 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Textiles, Apparel & Luxury Goods	173,114	—	—	—	—	173,114	4.7%
Structured Finance (A)	—	—	531,690	—	—	531,690	14.3%
Total Non-Control/Non-Affiliate	$2,189,939	$1,043,869	$531,690	$—	$62,101	$3,827,599	103.1%
Fair Value % of Net Assets	59.0%	28.1%	14.3%	—%	1.7%	103.1%
Total Portfolio	$4,656,011	$1,043,869	$531,690	$7,200	$1,479,473	$7,718,243	207.9%
Fair Value % of Net Assets	125.4%	28.1%	14.3%	0.2%	39.9%	207.9%
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

Endnote Explanations as of June 30, 2024 and June 30, 2023 (Continued)

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

Endnote Explanations as of June 30, 2024 and June 30, 2023 (Continued)

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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2024 and June 30, 2023 (Continued)

(39)The interest rate on these investments, excluding those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for years ended June 30, 2024:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Aventiv Technologies, LLC - First Lien Term Loan	4.09%	—%	4.09%
Aventiv Technologies, LLC - Second Lien Term Loan	8.05%	5.05%	—%	(A)
CP Energy Services Inc. - First Lien Term Loan	14.56%	—%	—%	(B)
CP Energy Services Inc. - First Lien Term Loan	14.56%	—%	—%	(B)
CP Energy Services Inc. - First Lien Term Loan	14.56%	—%	—%	(B)
CP Energy Services Inc. - First Lien Term Loan A to Spartan Energy Services, LLC	13.59%	—%	13.59%	(C)
Credit Central Loan Company, LLC - First Lien Term Loan	0.62%	14.38%	5.00%	(D)
Credit.com Holdings, LLC - First Lien Term Loan A	16.60%	—%	—%	(E)
Credit.com Holdings, LLC - First Lien Term Loan B	17.60%	—%	—%	(E)
Eze Castle Integration, Inc. - First Lien Term Loan	0.75%	—%	—%
Eze Castle Integration, Inc. - Delayed Draw Term Loan	0.75%	—%	—%
First Tower Finance Company LLC - First Lien Term Loan	9.80%	5.20%	5.00%	(F)
InterDent, Inc. - First Lien Term Loan B	12.00%	—%	12.00%
MITY, Inc. - First Lien Term Loan B	—%	10.00%	10.00%
National Property REIT Corp. - First Lien Term Loan A	—%	2.00%	2.00%
National Property REIT Corp. - First Lien Term Loan C	—%	2.25%	2.25%
National Property REIT Corp. - First Lien Term Loan D	—%	2.00%	2.00%
National Property REIT Corp. - First Lien Term Loan E	7.00%	—%	7.00%
Nationwide Loan Company LLC - First Lien Term Loan	20.00%	—%	10.00%	(G)
Nationwide Loan Company LLC - Delayed Draw Term Loan	20.00%	—%	10.00%	(G)
Pacific World Corporation - First Lien Revolving Line of Credit	9.59%	—%	9.59%
Pacific World Corporation - First Lien Term Loan A	8.01%	1.58%	9.59%
Rising Tide Holdings, Inc. - Exit Facility Term Loan	7.00%	6.58%	7.00%	(H)
Rosa Mexicano - First Lien Revolving Line of Credit	9.72%	6.28%	—%
Rosa Mexicano - First Lien Term Loan	13.11%	—%	—%
Shutterfly, LLC - Second Lien Term Loan	4.00%	—%	4.00%
Town & Country Holdings, Inc. - First Lien Term Loan	12.00%	—%	12.00%
Town & Country Holdings, Inc. - First Lien Term Loan	12.00%	—%	12.00%
Town & Country Holdings, Inc. - First Lien Term Loan	9.00%	—%	9.00%
TPS, LLC - First Lien Term Loan	1.50%	—%	1.50%
USES Corp. - First Lien Equipment Term Loan	14.59%	—%	—%	(I)
Valley Electric Co. of Mt. Vernon, Inc. - First Lien Term Loan	—%	2.50%	2.50%
Valley Electric Company, Inc. - First Lien Term Loan	10.00%	—%	10.00%	(J)
Valley Electric Company, Inc. - First Lien Term Loan B	8.00%	—%	5.50%	(J)
(A) On December 29, 2023, the Aventiv Technologies, LLC Second Lien Term Loan was amended to allow a portion of interest accruing in cash to be payable in kind.
(B) On January 6, 2023, the CP Energy Services, Inc. Amendment No. 16 to Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 14.59%. PIK was due July 1, 2024 for CP Energy Services, Inc. loans.
(C) On August 22, 2022, the Spartan Energy Services, LLC Twenty-Fifth Amendment to Amended and Restated Senior Secured Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 13.59%. PIK was due July 1, 2024 for Spartan Energy Services, LLC.
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
(G) Nationwide Senior Secured Term Loan and Delayed Draw Term Loan allow a portion interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 20.00%.
(H) On September 12, 2023, the Rising Tide Holdings, Inc. Exit Facility Term loan was amended to allow a portion of interest accruing in cash to be payable in kind.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2024 and June 30, 2023 (Continued)
(I) On March 28, 2023, the USES Corp. First Lien Equipment Term loan was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 14.59%. PIK was due July 1, 2024 for USES Corp.
(J) PIK was due July 1, 2024 for Valley Electric Company, Inc. loans. The payment of PIK was in cash. The PIK rate was amended to 5.50%.

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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2024 and June 30, 2023 (Continued)
(40)As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2024 with these controlled investments were as follows:

Controlled Companies	Fair Value at June 30, 2023	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at June 30, 2024	Interest income	Dividend income	Other income	Net realized gains (losses)
CP Energy Services Inc.	$79,355	$11,355	$—	$(19,989)	$70,721	$11,452	$—	$—	$—
CP Energy - Spartan Energy Services, Inc.	34,665	8,523	—	(3,703)	39,485	4,840	—	—	—
Credit Central Loan Company, LLC	73,642	5,987	—	(399)	79,230	9,312	—	—	—
Echelon Transportation, LLC	64,198	—	(1,861)	4,586	66,923	3,470	—	—	—
First Tower Finance Company LLC	598,382	29,385	(319)	(21,520)	605,928	62,675	—	—	—
Freedom Marine Solutions, LLC	12,710	—	—	(59)	12,651	—	—	—	—
InterDent, Inc.	457,967	23,249	—	(17,333)	463,883	36,946	—	—	—
Kickapoo Ranch Pet Resort	3,242	1,500	—	—	4,742	92	80	75	—
MITY, Inc.	68,178	5,150	—	12,255	85,583	8,988	—	130	(1)
National Property REIT Corp.	1,659,976	253,948	(108,950)	(108,512)	1,696,462	99,538	—	66,799	—
Nationwide Loan Company LLC	47,572	9,972	—	(14,382)	43,162	5,111	—	147	—
NMMB, Inc.	94,180	—	—	85	94,265	4,255	657	—	1,040
Pacific World Corporation	65,746	41,521	—	(2,604)	104,663	10,164	—	812	—
R-V Industries, Inc.	81,508	3,700	—	17,194	102,402	5,358	—	106	—
Universal Turbine Parts, LLC	45,065	2,500	(49)	20,551	68,067	4,030	—	—	—
USES Corp.	19,527	1,545	—	(3,083)	17,989	1,990	—	—	—
Valley Electric Company, Inc.	165,784	4,763	—	145,872	316,419	12,316	—	666	—
Total	$3,571,697	$403,098	$(111,179)	$8,959	$3,872,575	$280,537	$737	$68,735	$1,039
(A) Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, OID accretion and PIK interest, and any transfer of investments.
(B) Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.

(41)As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2024 with these affiliated investments were as follows:

Affiliated Companies	Fair Value at June 30, 2023	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at June 30, 2024	Interest income	Dividend income	Other income	Net realized gains (losses)
Nixon, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
RGIS Services, LLC	10,397	1,432	1,307	4,933	18,069	—	2,291	—	—
Total	$10,397	$1,432	$1,307	$4,933	$18,069	$—	$2,291	$—	$—
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2024 and June 30, 2023 (Continued)
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2024 and June 30, 2023 (Continued)

(44)Acquisition date represents the date of PSEC's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at PSEC's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments) (See endnote 45 for NPRC equity follow-on acquisitions):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
8th Avenue Food & Provisions, Inc.	Second Lien Term Loan	11/17/2020, 9/17/2021	$7,051
Apidos CLO XI	Subordinated Structured Note	11/2/2016, 4/8/2021	7,559
Apidos CLO XII	Subordinated Structured Note	1/26/2018	4,070
Apidos CLO XV	Subordinated Structured Note	3/29/2018	6,480
Apidos CLO XXII	Subordinated Structured Note	2/24/2020	1,912
Atlantis Health Care Group (Puerto Rico), Inc.	First Lien Revolving Line of Credit	4/15/2013, 5/21/2013, 3/11/2014, 6/26/2017, 9/29/2017, 10/12/2017, 10/31/2017, 5/10/2023	9,500
Atlantis Health Care Group (Puerto Rico), Inc.	First Lien Term Loan	12/9/2016	42,000
Aventiv Technologies, LLC	Second Lien Term Loan - Exchanged	11/13/2017, 11/24/2017, 8/6/2018, 8/24/2018, 3/18/2019, 3/4/2024	24,432
Aventiv Technologies, LLC	First Lien Term Loan - Exchanged	2/29/2024, 3/4/2024	10,679
Aventiv Technologies, LLC	Second Out Super Priority First Lien Term Loan	6/28/2024	834
Barings CLO 2018-III	Subordinated Structured Note	5/18/2018	9,255
BCPE North Star US Holdco 2, Inc.	Second Lien Delayed Draw Term Loan	10/28/2022	5,133
BCPE North Star US Holdco 2, Inc.	Second Lien Term Loan	12/30/2021	65,000
BCPE Osprey Buyer, Inc.	First Lien Revolving Line of Credit	2/22/2023, 5/23/2023, 9/14/2023, 11/22/2023, 3/28/2024	5,087
BCPE Osprey Buyer, Inc.	First Lien Delayed Draw Term Loan	9/26/2023	4,639
Belnick, LLC (d/b/a The Ubique Group)	First Lien Term Loan	6/27/2022, 12/1/2023	18,000
Broder Bros., Co.	First Lien Term Loan	1/29/2019, 2/28/2019, 9/10/2021, 9/30/2021	25,370
California Street CLO IX Ltd.	Subordinated Structured Note	9/6/2016, 10/17/2016	6,842
Cent CLO 21 Limited	Subordinated Structured Note	7/12/2018	1,024
CIFC Funding 2014-IV-R, Ltd.	Subordinated Structured Note	10/12/2018, 12/20/2021	2,860
Collections Acquisition Company, Inc.	First Lien Term Loan	1/13/2022, 3/14/2024	15,800
Columbia Cent CLO 27 Limited	Subordinated Structured Note	12/2/2021	7,815
CP Energy Services Inc.	First Lien Term Loan	8/31/2023	2,900
CP Energy Services Inc.	First Lien Term Loan A to Spartan Energy Services, LLC	4/9/2021, 1/10/2022, 2/10/2023, 6/7/2024	19,250
CP Energy Services Inc.	Common Stock	10/11/2013, 12/26/2013, 4/6/2018, 12/31/2019	69,586
Credit Central Loan Company, LLC	Class A Units	12/28/2012, 3/28/2014, 6/26/2014, 9/28/2016, 8/21/2019	11,975
Credit Central Loan Company, LLC	Class P Units	1/27/2023	1,540
Credit Central Loan Company, LLC	First Lien Term Loan	6/26/2014, 9/28/2016, 12/16/2022, 1/27/2023	45,995
Curo Group Holdings Corp.	First Lien Term Loan	8/31/2021, 11/18/2021, 1/12/2022	17,033
DRI Holding, Inc.	First Lien Term Loan	4/26/2022, 7/21/2022	12,999
DRI Holding, Inc.	Second Lien Term Loan	5/18/2022	10,000
Dukes Root Control Inc.	First Lien Revolving Line of Credit	4/24/2023, 11/27/2023, 2/2/2024, 2/26/2024	3,161
Dukes Root Control Inc.	First Lien Delayed Draw Term Loan	5/26/2023, 10/26/2023	3,254
Echelon Transportation, LLC	Membership Interest	3/31/2014, 9/30/2014, 12/9/2016	22,488
Echelon Transportation, LLC	First Lien Term Loan	11/14/2018, 7/9/2019, 5/5/2020, 10/9/2020, 1/21/2021, 3/18/2021	5,465
Emerge Intermediate, Inc.	First Lien Term Loan	6/14/2024	1,467
Eze Castle Integration, Inc.	First Lien Delayed Draw Term Loan	10/7/2022, 9/5/2023	1,786
Faraday Buyer, LLC	First Lien Delayed Draw Term Loan	5/18/2023	4,468
First Brands Group	First Lien Term Loan	4/27/2022	5,955
First Brands Group	Second Lien Term Loan	5/12/2022	4,938
First Tower Finance Company LLC	Class A Units	12/30/2013, 6/24/2014, 12/15/2015, 11/21/2016, 3/9/2018	39,885
First Tower Finance Company LLC	First Lien Term Loan to First Tower, LLC	12/15/2015, 3/9/2018, 3/24/2022	43,047
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2024 and June 30, 2023 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Freedom Marine Solutions, LLC	Membership Interest	10/1/2009, 12/22/2009, 1/13/2010, 3/30/2010, 5/13/2010, 2/14/2011, 4/28/2011, 7/7/2011, 10/20/2011, 10/30/2015, 1/7/2016, 4/11/2016, 8/11/2016, 1/30/2017, 4/20/2017, 6/13/2017, 8/30/2017, 1/17/2018, 2/15/2018, 5/8/2018, 10/31/2018, 5/14/2021, 4/18/2022, 2/15/2023	42,118
Galaxy XV CLO, Ltd.	Subordinated Structured Note	8/21/2015, 3/10/2017	9,161
Galaxy XXVII CLO, Ltd.	Subordinated Structured Note	6/11/2015	1,460
Global Tel*Link Corporation (d/b/a ViaPath Technologies.)	Second Lien Term Loan	4/10/2019, 8/22/2019, 9/20/2019, 9/14/2021, 9/17/2021, 12/17/2021, 2/7/2022	96,743
Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	Second Lien Term Loan	5/11/2021, 10/14/2021	54,649
The Hiller Companies, LLC	First Lien Term Loan	4/6/2023	17,000
Imperative Worldwide, LLC (f/k/a MAGNATE WORLDWIDE, LLC)	First Lien Delayed Draw Term Loan	10/26/2022, 6/1/2023	2,310
InterDent, Inc.	First Lien Term Loan A	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014, 7/14/2021, 3/28/2022	93,903
InterDent, Inc.	First Lien Term Loan B	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
Interventional Management Services, LLC	First Lien Revolving Line of Credit	2/25/2021, 11/17/2021	5,000
Jefferson Mill CLO Ltd.	Subordinated Structured Note	9/21/2018	2,047
Kickapoo Ranch Pet Resort	Membership Interest	10/21/2019, 12/4/2019	28
LCM XIV Ltd.	Subordinated Structured Note	9/25/2015, 5/18/2018	9,422
LGC US FINCO, LLC	First Lien Term Loan	3/2/2022	2,095
Lucky US BuyerCo LLC	First Lien Revolving Line of Credit	3/21/2024, 6/24/2024	1,665
Mamba Purchaser, Inc.	Second Lien Term Loan	5/4/2022, 5/10/2022	17,860
Medical Solutions Holdings, Inc.	Second Lien Term Loan	5/4/2022, 9/22/2022	1,423
MITY, Inc.	Common Stock	6/23/2014	7,200
MITY, Inc.	First Lien Term Loan A	1/17/2017, 3/23/2021, 2/14/2024, 3/15/2024, 5/15/2024	15,800
MITY, Inc.	First Lien Term Loan B	1/17/2017, 6/3/2019	11,000
Nationwide Loan Company LLC	Class A Units	3/28/2014, 6/18/2014, 9/30/2014, 6/29/2015, 3/31/2016, 8/31/2016, 5/31/2017, 10/31/2017	20,469
Nationwide Loan Company LLC	First Lien Term Loan	12/28/2015, 8/31/2016	1,999
Nationwide Loan Company LLC	First Lien Delayed Draw Term Loan	6/26/2024	2,250
National Property REIT Corp.	First Lien Term Loan A	4/3/2020, 5/15/2020, 6/10/2020, 7/29/2020, 8/14/2020, 9/15/2020,10/15/2020, 10/30/2020, 11/10/2020, 11/13/2020, 11/19/2020, 12/11/2020, 1/27/2021, 2/25/2021, 3/11/2021, 5/14/2021, 6/14/2021, 6/25/2021, 8/16/2021, 11/15/2021, 11/26/2021, 12/1/2021, 12/28/2021, 1/14/2022, 2/15/2022, 3/17/2022, 3/28/2022, 4/1/2022, 4/7/2022, 5/24/2022, 6/6/2022, 7/5/2022, 8/31/2022, 10/6/2022, 1/10/2023, 2/28/2023, 4/4/2023, 4/6/2023, 4/28/2023, 6/9/2023, 6/14/2023, 7/5/2023, 7/14/2023, 8/31/2023, 9/29/2023, 10/4/2023, 10/20/2023, 11/30/2023, 1/3/2024, 1/18/2024, 2/29/2024, 3/8/2024, 4/2/2024, 5/31/2024	836,473
National Property REIT Corp.	First Lien Term Loan B	12/8/2021, 12/17/2021, 1/13/2022, 2/8/2022, 2/14/2022, 2/17/2022, 2/24/2022	28,880
National Property REIT Corp.	First Lien Term Loan C	10/23/2019, 1/23/2020, 3/31/2020, 4/8/2020, 8/4/2020, 12/7/2021, 1/7/2022, 2/2/2022, 5/12/2022, 5/19/2022, 6/6/2022, 8/1/2022, 9/15/2022, 9/19/2022, 10/21/2022, 6/6/2023, 11/2/2023	263,000
National Property REIT Corp.	First Lien Term Loan E	6/26/2024	35,300
NH Kronos Buyer, Inc.	First Lien Term Loan	4/10/2024	9,900
NMMB, Inc.	First Lien Term Loan	12/30/2019, 3/28/2022	40,100
Octagon Investment Partners XV, Ltd.	Subordinated Structured Note	4/27/2015, 8/3/2015, 6/27/2017	10,516
Octagon Investment Partners 18-R Ltd.	Subordinated Structured Note	3/23/2018	8,908
Pacific World Corporation	First Lien Revolving Line of Credit	10/21/2014, 12/19/2014, 4/7/2015, 4/22/2015, 8/12/2016, 10/18/2016, 2/7/2017, 2/21/2017, 4/26/2017, 10/11/2017, 10/17/2017, 1/16/2018, 12/27/2018, 3/15/2019, 7/2/2019, 8/15/2019, 9/1/2021, 10/19/2021, 9/6/2022	41,325
Pacific World Corporation	Convertible Preferred Equity	4/3/2019, 4/29/2019, 6/3/2019, 10/4/2019, 11/12/2019, 12/20/2019, 1/7/2020, 3/5/2020, 12/30/2021, 1/26/2024	55,100
Pacific World Corporation	First Lien Term Loan A	12/22/2022	10,500
PeopleConnect Holdings, Inc.	First Lien Term Loan	10/21/2021	82,005
PetVet Care Centers, LLC	Second Lien Term Loan	11/22/2021, 5/10/2022	10,950
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2024 and June 30, 2023 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
PGX Holdings, Inc.	First Lien Term Loan	11/16/2021, 5/25/2022	25,000
PGX Holdings, Inc.	First Lien DIP Term Loan	8/4/2023	2,327
PGX Holdings, Inc.	Second Lien Term Loan	12/28/2022	15,000
Precisely Software Incorporated	Second Lien Term Loan	5/28/2021, 6/24/2021, 6/3/2022	59,333
Reception Purchaser, LLC	First Lien Term Loan	7/29/2022, 9/22/2022	9,655
RGIS Services, LLC	Membership Interest	5/28/2024	1,432
Redstone Holdco 2 LP	Second Lien Term Loan	9/10/2021	17,903
Research Now Group, LLC and Dynata, LLC	First Lien Term Loan	2/21/2024	1,425
Romark WM-R Ltd.	Subordinated Structured Note	3/29/2018	5,125
Rosa Mexicano	First Lien Revolving Line of Credit	3/27/2020, 10/13/2023, 2/7/2024, 5/17/2024	5,400
R-V Industries, Inc.	First Lien Term Loan	3/4/2022, 9/25/2023	8,700
R-V Industries, Inc.	Common Stock	12/27/2016	1,854
Shiftkey, LLC	First Lien Term Loan	8/26/2022, 9/14/2022, 9/23/2022	39,450
Sorenson Communications, LLC	First Lien Term Loan	5/12/2022, 5/19/2022	19,675
Symphony CLO XV, Ltd.	Subordinated Structured Note	12/7/2018	2,655
The RK Logistics Group, Inc.	Class B Common Units	12/19/2023	1,250
The RK Logistics Group, Inc.	First Lien Term Loan	6/28/2024	13,000
Town & Country Holdings, Inc.	First Lien Term Loan	7/13/2018, 7/16/2018, 2/27/2024, 3/28/2024, 4/23/2024	115,000
United Sporting Companies, Inc.	Second Lien Term Loan	3/7/2013, 3/14/2024	59,325
Universal Turbine Parts, LLC	First Lien Delayed Draw Term Loan	10/24/2019, 2/7/2020, 2/26/2020, 4/5/2021, 11/24/2023	5,716
USES Corp.	First Lien Term Loan A	6/15/2016, 6/29/2016, 2/22/2017, 4/27/2017, 5/4/2017, 8/30/2017, 10/11/2017, 12/11/2018, 8/30/2019	14,100
USES Corp.	First Lien Equipment Term Loan	6/23/2023	3,900
USG Intermediate, LLC	First Lien Revolving Line of Credit	7/2/2015, 9/23/2015, 9/14/2017, 8/21/2019, 9/17/2020, 9/18/2021, 5/19/2022, 5/22/2023, 10/12/2023	21,700
USG Intermediate, LLC	First Lien Term Loan B	8/24/2017, 7/30/2021, 2/9/2022, 8/17/2022, 5/12/2023, 12/20/2023	104,475
USG Intermediate, LLC	Equity	5/12/2023	100
Valley Electric Company, Inc.	Common Stock	12/31/2012, 6/24/2014	18,502
Valley Electric Company, Inc.	First Lien Term Loan	6/30/2014, 8/31/2018, 3/28/2022	18,129
Valley Electric Company, Inc.	First Lien Term Loan B	5/1/2023	19,000
Voya CLO 2014-1, Ltd.	Subordinated Structured Note	3/29/2018	3,943
VT Topco, Inc.	Second Lien Term Loan	5/2/2022, 5/12/2022	4,941
VT Topco, Inc.	2021 Second Lien Term Loan	4/27/2022, 5/12/2022	6,939
Wellful Inc.	First Lien Term Loan	7/28/2022	3,860
Wellpath Holdings, Inc.	First Lien Term Loan	10/8/2019, 10/8/2021	9,592
Wellpath Holdings, Inc.	Second Lien Term Loan	8/20/2019	1,993

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2024 and June 30, 2023 (Continued)
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
(47)This investment represents a Level 2 security in the ASC 820 table as of June 30, 2024 and June 30, 2023. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.
(48)CP Iris Holdco I, Inc. and CP Iris Holdco II, Inc. are joint borrowers on the Second Lien Term Loan.
(49)Investment represents a unitranche loan with characteristics of a traditional first lien senior secured loan, but which pursuant to an agreement among lenders is divided among unaffiliated lenders into “first out” and “last out” tranches yielding different interest rates. Our investment is the “last out” tranche(s) of such unitranche loan, subject to payment priority in favor of a first out tranche held by an unaffiliated lender.
(50)The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche(s) with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company may receive a higher interest rate than the “first out” lenders and the Consolidated Schedule of Investments above reflects such higher rate, as applicable.

(51)Emerge Intermediate, Inc., HD Research, LLC, ERG Buyer, LLC, and ERG Blocker, Inc. are joint borrowers on the First Lien Term Loan.

(52)The stated interest rate on the drawn revolver and delayed drawn term loan commitments represents a weighted average interest rate for the funded amounts of the investment.

(53)Discovery Point Retreat, LLC, Discovery MSO LLC, Eating Disorder Solutions of Texas LLC, Discovery Point Retreat Waxahachie, LLC are joint borrowers on the First Lien Term Loan.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1. Organization
In this report, the terms “Prospect”, “the Company”, “we”, “us” and “our” mean Prospect Capital Corporation and its subsidiaries unless the context specifically requires otherwise.

Prospect is a financial services company that primarily lends to and invests in middle market privately-held companies. We are a closed-end investment company incorporated in Maryland. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we have elected to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We were organized on April 13, 2004, and were funded in an initial public offering completed on July 27, 2004.

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Note 2. Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) pursuant to the requirements for reporting on Form 10-K, ASC 946, Financial Services—Investment Companies (“ASC 946”), and Articles 3, 6, and 12 of Regulation S-X.
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
Reclassifications
Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the year ended June 30, 2024. Refer to Note 12. Income Taxes.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of June 30, 2024 and June 30, 2023, our qualifying assets as a percentage of total assets, stood at 83.78% and 82.08%, respectively.
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
Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific identification method. Amounts for investments traded but not yet settled are reported in Due to Broker or Due from Broker, in the Consolidated Statements of Assets and Liabilities. As of June 30, 2024, we have no assets going through foreclosure.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectability of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and payment-in-kind (“PIK”) interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of June 30, 2024 approximately 0.3% of our total assets at fair value are in non-accrual status.
Some of our loans and other investments may have contractual PIK interest or dividends. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, we capitalize the accrued interest (reflecting such amounts in the basis as additional securities received). PIK

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point that we believe PIK is not fully expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. We do not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if we believe that PIK is expected to be realized.
Interest income from investments in Subordinated Structured Notes (typically preferred shares, income notes or subordinated notes of CLO funds) and “equity” class of security of securitized trust is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financial Assets. We monitor the expected cash inflows from our CLO and securitized trust equity investments, including the expected residual payments, and the effective yield is determined and updated periodically. The Company modified its policy during the year ended June 30, 2024, with respect to the timing of when it recognizes realized losses for certain CLO equity investments for which the Company determines that a CLO’s expected remaining cash flows do not exceed amortized cost basis. In such situations, the amortized cost basis of the CLO is written down and recognized as a realized loss.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income during the calendar year and 98.2% of our capital gains recognized for the one year period ending October 31, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of June 30, 2024, we do not expect to have any excise tax due for the 2024 calendar year. Thus, we have not accrued any excise tax for this period.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of June 30, 2024, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations, and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2021 and thereafter remain subject to examination by the Internal Revenue Service.
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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of June 30, 2024 and June 30, 2023, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
Per Share Information
In accordance with ASC 946, senior equity securities, such as preferred stock, are not considered in the calculation of net asset value per common share. Net asset value per common share also excludes the effects of assumed conversion of outstanding convertible securities, regardless of whether their conversion would have a diluting effect. Therefore, our net asset value is presented on the basis of per common share outstanding as of the applicable period end.

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
Preferred Stock
In accordance with ASC 480-10-S99-3A, the Company’s Preferred Stock (as defined in “Note 9. Equity Offerings, Offering Expenses, and Distributions”) has been classified in temporary equity on the Statement of Assets and Liabilities. Beginning with the period ended September 30, 2021, limitations on our ability to exercise our Issuer Optional Conversion on the 5.50% Preferred Stock and 6.50% Preferred Stock created the possibility of redemption outside of the Company’s control if dividends on the Preferred Stock have accumulated and been unpaid for a period of two years. The 5.50% Preferred Stock, 6.50% Preferred Stock and 5.35% Series A Preferred Stock issued as temporary equity is recorded net of offering costs and issuance costs due to this possibility. The 5.50% Preferred Stock issued prior to the issuance of our 5.35% Series A Preferred Stock has a carrying value on our Consolidated Statement of Assets and Liabilities equal to liquidation value per share.
The Floating Rate Preferred Stock is redeemable at the election of the Holder at any time and is probable of redemption outside of the Company’s Control. In accordance with ASC 480-10-S99-3A, the Floating Rate Preferred Stock is accreted to redemption value within temporary equity upon issuance. Accretion to redemption value is treated as an adjustment to net increase (decrease) in net assets resulting from operations applicable to common stockholders on our Consolidates Statement of Operations.
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

Note 3. Portfolio Investments
At June 30, 2024, we had investments in 117 long-term portfolio investments and CLOs, which had an amortized cost of $7,447,174 and a fair value of $7,718,243. At June 30, 2023, we had investments in 130 long-term portfolio investments and CLOs, which had an amortized cost of $7,800,596 and a fair value of $7,724,931.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $764,456 and $1,076,445 during the years ended June 30, 2024 and June 30, 2023, respectively. Debt repayments and considerations from sales of equity securities of approximately $536,830 and $462,936 were received during the years ended June 30, 2024 and June 30, 2023, respectively.
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

PROSPECT CAPITAL CORPORATION
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
The following table shows the composition of our investment portfolio as of June 30, 2024 and June 30, 2023:

	June 30, 2024		June 30, 2023
	Cost	Fair Value	Cost	Fair Value
First Lien Revolving Line of Credit	$87,589	$86,544	$58,139	$58,058
First Lien Debt (1)	4,686,107	4,569,467	4,431,887	4,302,795
Second Lien Revolving Line of Credit	5,147	4,987	5,139	4,646
Second Lien Debt	1,219,482	1,038,882	1,586,112	1,257,862
Unsecured Debt	7,200	7,200	7,200	7,200
Subordinated Structured Notes	623,700	531,690	952,815	665,002
Equity	817,949	1,479,473	759,304	1,429,368
Total Investments	$7,447,174	$7,718,243	$7,800,596	$7,724,931
(1) First lien debt includes a loan that the Company classifies as “unitranche” and a loan classified as “first lien last out” The total amortized cost and fair value of the unitranche and/or last out loans were $22,359 and $22,413, respectively, as of June 30, 2024. The total amortized cost and fair value of the unitranche and/or last out loans were $49,265 and $48,332, respectively, as of June 30, 2023.

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2024:

	Level 1	Level 2	Level 3	Total
First Lien Revolving Line of Credit	$—	$—	$86,544	$86,544
First Lien Debt(1)	—	49,651	4,519,816	4,569,467
Second Lien Revolving Line of Credit	—	—	4,987	4,987
Second Lien Debt	—	—	1,038,882	1,038,882
Unsecured Debt	—	—	7,200	7,200
Subordinated Structured Notes	—	—	531,690	531,690
Equity	—	—	1,479,473	1,479,473
Total Investments	$—	$49,651	$7,668,592	$7,718,243
(1) First lien debt includes a loan that the Company classifies as “unitranche”. The total amortized cost and fair value of the unitranche loan was $22,359 and $22,413, respectively, as of June 30, 2024.

PROSPECT CAPITAL CORPORATION
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
The following tables show the aggregate changes in the fair value of our Level 3 investments during the year ended June 30, 2024:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2023	$3,571,697	$10,397	$4,135,356	$7,717,450
Net realized gains (losses) on investments	1,039	—	(418,687)	(417,648)
Net change in unrealized gains	8,959	4,933	248,186	262,078
Net realized and unrealized gains (losses)	9,998	4,933	(170,501)	(155,570)
Purchases of portfolio investments(3)	311,113	1,432	317,406	629,951
Payment-in-kind interest	90,879	—	43,626	134,505
Accretion of discounts and premiums, net	1,106	—	4,464	5,570
Decrease to Subordinated Structured Notes cost, net(4)	—	—	(83,403)	(83,403)
Repayments and sales of portfolio investments(3)	(112,218)	1,307	(425,158)	(536,069)
Transfers out of Level 3(1)	—	—	(106,297)	(106,297)
Transfers into Level 3(1)	—	—	62,455	62,455
Fair value as of June 30, 2024	$3,872,575	$18,069	$3,777,948	$7,668,592

	First Lien Revolving Line of Credit	First Lien Debt(2)	Second Lien Revolving Line of Credit	Second Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2023	$58,058	$4,295,314	$4,646	$1,257,862	$7,200	$665,002	$1,429,368	$7,717,450
Net realized (losses) gains on investments	—	(72,795)	—	(179,986)	(1)	(159,113)	(5,753)	(417,648)
Net change in unrealized (losses) gains	(963)	13,833	333	147,658	—	109,757	(8,540)	262,078
Net realized and unrealized (losses) gains	(963)	(58,962)	333	(32,328)	(1)	(49,356)	(14,293)	(155,570)
Purchases of portfolio investments(3)	36,076	517,356	—	(14,791)	—	—	91,310	629,951
Payment-in-kind interest	3,975	125,387	—	5,143	—	—	—	134,505
Accretion of discounts and premiums, net	104	3,474	8	1,984	—	—	—	5,570
Decrease to Subordinated Structured Notes cost, net(4)	—	—	—	—	—	(83,403)	—	(83,403)
Repayments and sales of portfolio investments(3)	(10,706)	(318,911)	—	(178,988)	1	(553)	(26,912)	(536,069)
Transfers out of Level 3(1)	—	(83,297)	—	(23,000)	—	—	—	(106,297)
Transfers into Level 3(1)	—	39,455	—	23,000	—	—	—	62,455
Fair value as of June 30, 2024	$86,544	$4,519,816	$4,987	$1,038,882	$7,200	$531,690	$1,479,473	$7,668,592

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the year ended June 30, 2024, seven of our first lien notes transferred out of Level 3 to Level 2 because inputs to the valuation became observable. During the year ended June 30, 2024, three of our first lien notes transferred out of Level 2 to Level 3 because inputs to the valuation became unobservable.
(2) First lien debt includes a loan that the Company classifies as “unitranche” and a loan classified as “first lien last out”. The total amortized cost and fair value of the unitranche and/or last out loans were $22,359 and $22,413, respectively, as of June 30, 2024. The total amortized cost and fair value of the unitranche and/or last out loans were $49,265 and $48,332, respectively, as of June 30, 2023.
(3) Includes reorganizations and restructuring of investments.
(4) Reduction to cost value of our Subordinated Structured Notes investments represents the difference between distributions received, or

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

entitled to be received, for the year ended June 30, 2024, of $119,125 and the effective yield interest income recognized on our Subordinated Structured Notes of $35,722.
The following tables show the aggregate changes in the fair value of our Level 3 investments during the year ended June 30, 2023:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2022	$3,438,317	$393,264	$3,697,113	$7,528,694
Net realized (losses) gains on investments	(2,512)	16,143	(54,936)	(41,305)
Net change in unrealized losses	(122,210)	(86,440)	(258,740)	(467,390)
Net realized and unrealized losses	(124,722)	(70,297)	(313,676)	(508,695)
Purchases of portfolio investments	272,231	—	664,383	936,614
Payment-in-kind interest	100,573	—	31,514	132,087
Accretion of discounts and premiums, net	824	—	4,307	5,131
Decrease to Subordinated Structured Notes cost, net(4)	—	—	(13,083)	(13,083)
Repayments and sales of portfolio investments	(115,526)	(24,819)	(275,250)	(415,595)
Transfers within Level 3(1)	—	(287,751)	287,751	—
Transfers out of Level 3(1)	—	—	(17,699)	(17,699)
Transfers into Level 3(1)	—	—	69,996	69,996
Fair Value as of as of June 30, 2023	$3,571,697	$10,397	$4,135,356	$7,717,450

	First Lien Revolving Line of Credit	First Lien Debt(2)	Second Lien Revolving Line of Credit	Second Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2022	$39,746	$3,684,144	$—	$1,471,336	$7,200	$711,429	$1,614,839	$7,528,694
Net realized losses on investments	—	(16,678)	—	(8,791)	(2)	(29,466)	13,632	(41,305)
Net change in unrealized gains (losses)	(52)	(33,545)	(493)	(211,029)	—	(1,539)	(220,732)	(467,390)
Net realized and unrealized gains (losses)	(52)	(50,223)	(493)	(219,820)	(2)	(31,005)	(207,100)	(508,695)
Purchases of portfolio investments	16,545	826,114	5,133	45,854	—	—	42,968	936,614
Payment-in-kind interest	3,221	117,064	—	11,802	—	—	—	132,087
Accretion of discounts and premiums, net	35	3,015	6	2,075	—	—	—	5,131
Decrease to Subordinated Structured Notes cost, net(4)	—	—	—	—	—	(13,083)	—	(13,083)
Repayments and sales of portfolio investments(3)	(1,437)	(337,097)	—	(53,385)	2	(2,339)	(21,339)	(415,595)
Transfers within Level 3(1)	—	—	—	—	—	—	—	—
Transfers out of Level 3(1)	—	(17,699)	—	—	—	—	—	(17,699)
Transfers into Level 3(1)	—	69,996	—	—	—	—	—	69,996
Fair value as of June 30, 2023	$58,058	$4,295,314	$4,646	$1,257,862	$7,200	$665,002	$1,429,368	$7,717,450
(1) Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the year ended June 30, 2023, six of our first lien notes transferred out of Level 2 to Level 3 because inputs to the valuation became unobservable. During the year ended June 30, 2023, one of our first lien notes transferred out of Level 3 to Level 2 because inputs to the valuation became observable.
(2) First lien debt includes a loan that the Company classifies as “unitranche”. The total amortized cost and fair value of the unitranche loan were $49,265 and $48,332, respectively, as of June 30, 2023.
(3)Includes reorganizations and restructuring of investments.
(4) Reduction to cost value of our Subordinated Structured Notes investments represents the difference between distributions received, or entitled to be received, for the year ended June 30, 2023, of $103,905 and the effective yield interest income recognized on our Subordinated Structured Notes of $90,822.
The net change in unrealized (losses) gains on the investments that use Level 3 inputs was $(135,905) and $(493,198) for investments still held as of June 30, 2024 and June 30, 2023, respectively.
The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of June 30, 2024 and June 30, 2023:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	June 30, 2024			June 30, 2023
	Cost	Fair Value	% of Portfolio	Cost	Fair Value	% of Portfolio
Equity Real Estate Investment Trusts (REITs)	$897,181	$1,485,332	19.1%	$741,133	$1,437,796	18.6%
Health Care Providers & Services	739,721	821,921	10.6%	687,813	798,365	10.3%
Consumer Finance	623,033	728,320	9.4%	625,033	736,635	9.5%
All Other Industries	5,187,239	4,682,670	60.9%	5,746,617	4,752,135	61.6%
Total	$7,447,174	$7,718,243	100.0%	$7,800,596	$7,724,931	100.0%
As of June 30, 2024 investments in California comprised 10.9% of our investments at fair value, with a cost of $970,217 and a fair value of $839,303. As of June 30, 2023 investments in California comprised 10.3% of our investments at fair value, with a cost of $933,559 and a fair value of $791,860.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2024 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (4)
First Lien Debt	$1,803,971	Discounted cash flow (Yield analysis)	Market yield	8.3%	to	34.1%	12.4%
First Lien Debt	602,921	Enterprise value waterfall (Market approach)	EBITDA multiple	3.3x	to	11.5x	8.2x
First Lien Debt	316,428	Enterprise value waterfall (Market approach)	EBITDA multiple	10.5x	to	12.5x	11.5x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	9.3%	to	11.3%	10.3%
First Lien Debt	156,075	Enterprise value waterfall (Market approach)	Revenue multiple	0.3x	to	2.0x	1.1x
First Lien Debt	56,239	Enterprise value waterfall (Discounted cash flow)	Discount rate	5.8%	to	30.0%	7.2%
First Lien Debt	40,488	Enterprise value waterfall (Market approach)	Revenue multiple	0.9x	to	1.5x	1.2x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	14.0%	to	55.0%	34.5%
First Lien Debt	5,165	Enterprise value waterfall (Market approach)	Revenue multiple	0.4x	to	0.7x	0.6x
		Discounted cash flow (Yield analysis)	Market yield	13.7%	to	19.7%	16.7%
First Lien Debt (1)	20,630	Enterprise value waterfall	Loss-adjusted discount rate	8.2%	to	8.2%	8.2%
			Projected loss rates	3.0%	to	3.0%	3.0%
First Lien Debt (1)	190,500	Enterprise value waterfall	Discount rate (2)	11.2%	to	29.1%	13.2%
First Lien Debt	111,800	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.0x	to	2.1x	1.6x
First Lien Debt	424,992	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.5x	to	3.0x	2.7x
			Earnings multiple	9.0x	to	12.0x	10.5x
First Lien Debt	877,151	Discounted cash flow	Discount Rate	6.3%	to	9.8%	7.2%
			Terminal Cap Rate	5.3%	to	8.3%	6.0%
Second Lien Debt	1,031,632	Discounted cash flow (Yield analysis)	Market yield	8.3%	to	64.6%	15.3%
Second Lien Debt	1,948	Enterprise value waterfall (Market approach)	EBITDA multiple	4.5x	to	5.5x	5.0x
Second Lien Debt	10,289	Asset recovery analysis	Recoverable amount	n/a			n/a
Unsecured Debt	7,200	Enterprise value waterfall (Market approach)	EBITDA multiple	5.8x	to	7.0x	6.4x
Subordinated Structured Notes	531,690	Discounted cash flow	Discount rate (2)	5.4%	to	20.8%	11.7%
Preferred Equity	8,287	Enterprise value waterfall (Market approach)	Revenue multiple	0.3x	to	2.0x	1.2x
Preferred Equity	34,198	Enterprise value waterfall (Market approach)	EBITDA multiple	3.3x	to	9.5x	8.9x
Preferred Equity	12,184	Enterprise value waterfall (Discounted cash flow)	Discount rate	5.8%	to	7.8%	6.8%
Common Equity/Interests/Warrants	455,535	Enterprise value waterfall (Market approach)	EBITDA multiple	3.3x	to	11.5x	8.4x
Common Equity/Interests/Warrants	3,923	Enterprise value waterfall (Market approach)	Revenue multiple	0.4x	to	1.5x	0.6x
Common Equity/Interests/Warrants	426	Enterprise value waterfall (Market approach)	Revenue multiple	0.9x	to	1.5x	1.2x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	14.0%	to	55.0%	34.5%
Common Equity/Interests/Warrants	147,455	Enterprise value waterfall (Market approach)	EBITDA multiple	10.5x	to	12.5x	11.5x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	9.3%	to	11.3%	10.3%

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (4)
Common Equity/Interests/Warrants (1)	53,860	Enterprise value waterfall	Loss-adjusted discount rate	8.2%	to	8.2%	8.2%
			Projected loss rates	3.0%	to	3.0%	3.0%
			Discount rate (2)	11.2%	to	29.1%	13.2%
Common Equity/Interests/Warrants (3)	46,193	Discounted cash flow	Discount rate	6.3%	to	9.8%	7.2%
			Terminal Cap Rate	5.3%	to	8.3%	6.0%
Common Equity/Interests/Warrants	10,592	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.0x	to	2.1x	1.2x
Common Equity/Interests/Warrants	180,936	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.5x	to	3.0x	2.7x
			Earnings multiple	9.0x	to	12.0x	10.5x
Common Equity/Interests/Warrants	508,128	Discounted cash flow	Discount rate	6.3%	to	9.8%	7.2%
			Terminal Cap Rate	5.3%	to	8.3%	6.0%
Common Equity/Interests/Warrants	5,105	Enterprise value waterfall (Discounted cash flow)	Discount Rate	18.5%	to	30.0%	22.8%
Common Equity/Interests/Warrants	12,651	Asset recovery analysis	Recoverable amount	n/a			n/a
Total Level 3 Investments	$7,668,592

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
The interests we have acquired in CLOs are generally thinly traded or have only a limited trading market. CLOs are typically privately offered and sold, even in the secondary market. As a result, investments in CLOs may be characterized as illiquid securities. In addition to the general risks associated with investing in debt securities, CLO residual interests carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) our investments in CLO tranches will likely be subordinate to other senior classes of note tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO investment or unexpected investment results. Our net asset value may also decline over time if our principal recovery with respect to CLO residual interests is less than the cost of those investments. Our CLO investments and/or the CLOs’ underlying senior secured loans may prepay more quickly or slowly than expected, which could have an adverse impact on our value. These investments are classified as Level 3 in the fair value hierarchy.
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
Changes in Valuation Techniques
During the year ended June 30, 2024, the valuation methodology for Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.) (“Aventiv”) for the Second Lien Term Loan changed from a combination of the yield analysis and a take-out scenario to a combination of the yield analysis and equitized recovery scenario, as the company shifted from a potential debt transaction to entering into a restructuring amendment with lenders. As a result, the fair value of our investment in Aventiv's Second Lien Term Loan decreased to $46,098 as of June 30, 2024, a discount of $10,573 from its amortized cost, compared to the $520 unrealized discount recorded at June 30, 2023.
During the year ended June 30, 2024, the valuation methodology for DTI Holdco, Inc. (“Epiq”) for the First Lien Term Loan changed from a combination of the yield analysis and market quotes to relying solely on market quotes, since market quotes were more active in the current period. As a result of the quoted prices of the First Lien Term Loan, the fair value of our investment in Epiq’s First Lien Term Loan increased to $18,176 as of June 30, 2024, a premium of $255 from its amortized cost, compared to the $449 unrealized discount recorded at June 30, 2023.
During the year ended June 30, 2024, the valuation methodology for First Brands Group for the First Lien Term Loan changed from a combination of the yield analysis and market quotes to relying solely on market quotes, since market quotes were more active in the current period. As a result of the quoted prices of the First Lien Term Loan, the fair value of our investment in First Brands Group First Lien Term Loan decreased to $22,019 as of June 30, 2024, a discount of $105 from its amortized cost, compared to the $75 unrealized discount recorded at June 30, 2023.
During the year ended June 30, 2024, the valuation methodology for Reception Purchaser, LLC (“STG Logistics”) for the First Lien Term Loan changed from the yield analysis to the Current Value Method (“CVM”), given the decline in company performance and increase in net leverage. As a result, the fair value of our investment in STG Logistic’s First Lien Term Loan decreased to $53,539 as of June 30, 2024, a discount of $7,983 to its amortized cost, compared to the unrealized premium of $751 recorded at June 30, 2023.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

During the year ended June 30, 2024, the valuation methodology for Research Now Group, Inc. and Dynata, LLC (collectively, "Research Now") for the First and Second Lien Term Loans changed from a combination of the yield analysis and market quotes for the First Lien Term Loan and the yield analysis for the Second Lien Term Loan to both utilizing the restructuring value method (a form of CVM). The restructuring value method was utilized for both the Legacy First Lien Term Loan and Legacy Second Lien Term Loan to reflect the expected recovery for each security post-emergence from the May 2024 bankruptcy filing. As a result, the fair value of our investment in Research Now's First and Second Lien Term Loans were $9,320 and $1,948, respectively, as of June 30, 2024, a discount of $1,406 and $47,134, respectively, from its amortized cost, compared to the $480 and $5,982 unrealized discount recorded at June 30, 2023, respectively.
During the year ended June 30, 2024, the valuation methodology for Global Tel*Link Corporation (d/b/a ViaPath Technologies) (“ViaPath”) for the First Lien Term Loan changed from the yield analysis to relying solely on market quotes, since market quotes were more active in the current period. As a result of the quoted prices of the First Lien Term Loan, the fair value of our investment in ViaPath’s First Lien Term Loan increased to $9,456 as of June 30, 2024, a premium of $51 from its amortized cost, compared to the $221 unrealized discount recorded at June 30, 2023.

During the year ended June 30, 2024, the valuation methodology for Wellful Inc. (“Wellful”) for the First Lien Term Loan changed from the yield analysis to relying solely on market quotes, since market quotes were more active in the current period. As a result of the quoted prices of the First Lien Term Loan, the fair value of our investment in Wellful's First Lien Term Loan decreased to $10,721 as of June 30, 2024, a discount of $2,211 from its amortized cost, compared to the $22 unrealized discount recorded at June 30, 2023.
Credit Quality Indicators and Undrawn Commitments
As of June 30, 2024, $4,592,731 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR or SOFR floors ranging from 0.0% - 5.5%. As of June 30, 2024, $1,114,349 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 6.0% to 20.0%. As of June 30, 2023, $4,664,827 of our loans to portfolio companies, at fair value, bore interest at floating rates and have LIBOR or SOFR floors ranging from 0.0% to 5.0%. As of June 30, 2023, $965,734 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 5.0% to 20.0%
As of June 30, 2024 and June 30, 2023 , the cost basis of our loans on non-accrual status amounted to $215,880 and $421,198 respectively, with fair value of $25,327 and $86,422, respectively. The fair values of these investments represent approximately 0.3% and 1.1% of our total assets at fair value as of June 30, 2024 and June 30, 2023, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of June 30, 2024 and June 30, 2023, we had $34,771 and $54,133, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of June 30, 2024 and June 30, 2023 as they were all floating rate instruments that repriced frequently.
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
During the year ended June 30, 2024, we provided $248,344 of debt financing and $4,600 of equity financing to NPRC to fund real estate capital expenditures, provide working capital, and to fund purchases of rated secured structured notes.
During the year ended June 30, 2024, we received partial repayments of $108,950 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
During the year ended June 30, 2023, we provided $209,381 of debt financing and $3,600 of equity financing to NPRC to fund capital expenditures for existing real estate properties, to provide working capital, and to fund purchases of rated secured structured notes.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

During the year ended June 30, 2023, we received partial repayments of $109,352 of our loans previously outstanding with NPRC and its wholly owned subsidiaries and $4,000 as a return of capital on our equity investment in NPRC.
The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of June 30, 2024, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 110 investments with a fair value of $425,671 and face value of $446,180. The average outstanding note is approximately $4,057 with an expected maturity date ranging from July 2028 to July 2034 and weighted-average expected maturity of 6 years as of June 30, 2024. Coupons range from three-month SOFR (“3M”) plus 5.20% to 9.23% with a weighted-average coupon of 3M + 6.94%. As of June 30, 2024, our senior secured term loan debt and common equity investments in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $243,036. As of June 30, 2024, based on outstanding notional balance, 43.9% of the portfolio was invested in Single - B or below rated tranches and 56.1% of the portfolio in BB or above rated tranches.
As of June 30, 2024, investments held by certain of NPRC’s wholly-owned subsidiaries was comprised of residual interest in two securitizations valued at $2,647, one corporate bond valued at $18,058 and other assets valued at $1,249 for an aggregate fair value of $21,954.
As of June 30, 2024, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $1,108,311 and a fair value of $1,696,462. The fair value of $1,431,472 related to NPRC’s real estate portfolio was comprised of forty-nine multi-family properties, six student housing properties, four senior living properties, and two commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of June 30, 2024:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	$14,850	$13,440
2	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
3	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
4	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	21,569
5	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	22,945
6	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	43,656
7	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	25,935
8	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	21,372
9	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	31,810
10	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	27,625
11	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	17,195
12	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	41,101
13	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	23,700
14	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,311
15	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,533
16	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	30,606
17	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,435
18	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	152,799
19	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	88,529
20	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	15,408
21	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	54,176
22	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,747
23	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	35,837
24	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
25	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	58,393
26	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,374
27	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
28	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
29	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
30	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
31	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
32	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,793
33	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,545
34	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
35	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	38,843
36	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
37	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
38	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
39	NPRC Grayson LLC	Grayson, GA	12/14/2020	47,860	40,500
40	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
41	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
42	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000
43	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
44	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,975
45	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,955
46	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,203
47	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,601
48	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	106,610
49	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	73,000
50	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
51	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	35,620
52	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	29,227
53	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	23,938
54	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
55	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
56	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
57	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
58	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
59	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,566
60	NPRC Apex Holdings LLC	Cincinnati, OH	1/19/2024	34,225	27,712
61	NPRC Parkton Holdings LLC	Cincinnati, OH	1/19/2024	45,775	37,090
				$2,629,676	$2,280,833
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
NPRC is a significant subsidiary due to income for the years ended June 30, 2024, June 30, 2023 and June 30, 2022. We have attached the audited combined consolidated financial statements of NPRC for the years ended December 31, 2023 and December 31, 2022 as Exhibit 99.1 and for the years ended December 31, 2022 and December 31, 2021 as Exhibit 99.2.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

InterDent, Inc. (“InterDent”) was identified as a significant subsidiary due to income for the year ended June 30, 2023, but was not identified as a significant subsidiary for the years ended June 30, 2024 and June 30, 2022.

Summarized financial information for this investment is below:

Balance Sheet (1)	June 30, 2024	June 30, 2023
Current assets	$49,766	$50,431
Non-current assets	135,000	145,524
Current liabilities	74,041	73,997
Non-current liabilities	361,494	342,763

	For the six months ended	For the years ended December 31,
Summary Statement of Operations (1)	6/30/2024	2023	2022	2021
Total revenue	$161,043	$320,763	$318,429	$334,704
Gross profit	26,528	54,580	58,499	75,053
Net (loss)	$(18,903)	$(26,033)	$(17,497)	$(3,183)
(1) The fiscal year end of the portfolio company is December 31st compared to PSEC’s June 30th fiscal year end. All amounts are unaudited.

First Tower Finance Company LLC (“First Tower Finance”) was identified as a significant subsidiary due to income for the years ended June 30, 2024 and June 30, 2022, but was not identified as a significant subsidiary for the year ended June 30, 2023.
Summarized financial information for this investment is below:

Balance Sheet (1)	June 30, 2024	June 30, 2023
Current assets	$711,036	$730,154
Non-current assets	175,870	176,435
Current liabilities	501,718	523,752
Non-current liabilities	555,309	515,664

	For the six months ended	For the years ended December 31,
Summary Statement of Operations (1)	6/30/2024	2023	2022	2021
Total income	$147,884	$303,397	$300,333	$271,550
Gross profit	19,493	35,243	49,870	105,438
Net (loss)	$(22,365)	$(45,542)	$(44,574)	$(3,992)
(1) The fiscal year end of the portfolio company is December 31st compared to PSEC’s June 30th fiscal year end. All amounts are unaudited.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Note 4. Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, PCF, a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective June 28, 2024, we completed an extension and upsizing of the revolving credit facility (the “Revolving Credit Facility”). The lenders have extended commitments of $2,066,500 as of June 30, 2024. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $2,250,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extended the maturity date to June 28, 2029 and the revolving period through June 28, 2028, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements, among other items. The Revolving Credit Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. As of June 30, 2024, we were in compliance with the applicable covenants of the Revolving Credit Facility.
The interest rate on borrowings under the Revolving Credit Facility is one-month SOFR plus 205 basis points. Additionally, the lenders charge a fee on the unused portion of the revolving credit facility amount equal to either 40 basis points if more than 60% of the revolving credit facility amount is drawn, 70 basis points if more than 35% and an amount less than or equal to 60% of the revolving credit facility amount is drawn, or 150 basis points if an amount less than or equal to 35% of the revolving credit facility amount is drawn. The Revolving Credit Facility requires us to pledge assets as collateral in order to borrow under the Revolving Credit Facility. As of June 30, 2024, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility, had an aggregate fair value of $2,851,606, which represents 36.5% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $2,066,500. The release of any assets from PCF requires the approval of the facility agent.
For the year ended June 30, 2024, and June 30, 2023, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Year Ended June 30,
	2024	2023	2022
Average stated interest rate	7.36%	5.89%	2.41%
Average outstanding balance	$1,037,466	$971,222	629,858
As of June 30, 2024 and June 30, 2023, we had $830,124 and $697,325, respectively, available to us for borrowing under the Revolving Credit Facility, net of $794,796 and $1,014,703 outstanding borrowings as of the respective balance sheet dates.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $37,707 of fees, all of which are being amortized over the term of the facility. As of June 30, 2024 and June 30, 2023, $22,975 and $15,569, respectively, of the fees remain to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the years ended June 30, 2024, 2023, and 2022, we recorded $87,585, $64,851, and $23,981, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.

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
During the year ended June 30, 2023, we converted $3 in outstanding principal amount of the 2022 Notes to 300 shares of common stock at a rate of 100.2305 shares of common stock per $1 principal amount, together with cash in lieu of fractional shares, in accordance with a Holder Conversion Notice.
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
As of June 30, 2024 and June 30, 2023, the outstanding aggregate principal amount of the 2025 Notes were $156,168 and $156,168, respectively.
Certain key terms related to the convertible features for the 2025 Notes are listed below:

2025 Notes
Initial conversion rate(1)	110.7420
Initial conversion price	$9.03
Conversion rate at June 30, 2024(1)(2)	110.7420
Conversion price at June 30, 2024(2)(3)	$9.03
Last conversion price calculation date	3/1/2024
Dividend threshold amount (per share)(4)	$0.060000
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
In connection with the issuance of the Convertible Notes, we recorded a discount of $3,369 and debt issuance costs of $2,090 which are being amortized over the terms of the Convertible Notes. As of June 30, 2024 and June 30, 2023, $395 and $964 of the original issue discount and $254 and $613, respectively, of the debt issuance costs remain to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the years ended June 30, 2024, 2023, and 2022, we recorded $10,884, $10,980, and $14,888, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.

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
During the year ended June 30, 2023, we commenced various tender offers to purchase for cash any and all outstanding aggregate principal amount of the 2023 Notes at prices ranging from 98.00% to 98.75%, plus accrued and unpaid interest. As a result, $2,104 aggregate principal amount of the 2023 Notes were validly tendered and accepted, and we recognized a realized loss of $30 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the 2023 Notes, net of the proportionate amount of unamortized debt issuance costs.

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

During the year ended June 30, 2022, we redeemed $69,170 of the aggregate principal amount of the 2029 Notes. The transaction resulted in our recognizing a loss of $2,044 during the year ended June 30, 2022. Following the redemption, none of the 2029 Notes remained outstanding.
2026 Notes

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

On January 22, 2021, we issued $325,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Original 2026 Notes”). The Original 2026 Notes bear interest at a rate of 3.706% per year, payable semi-annually on July 22, and January 22 of each year, beginning on July 22, 2021. Total proceeds from the issuance of the 2026 Notes, net of underwriting discounts and offering costs, were $317,720. On February 19, 2021, we issued an additional $75,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Additional 2026 Notes”, and together with the Original 2026 Notes, the “2026 Notes”). The Additional 2026 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2026 Notes and bear interest at a rate of 3.706% per year, payable semi-annually on July 22 and January 22 of each year, beginning July 22, 2021. Total proceeds from the issuance of the Additional 2026 Notes, net of underwriting discounts and offering costs, were $74,061. As of June 30, 2024 and June 30, 2023, the outstanding aggregate principal amount of the 2026 Notes were $400,000 and $400,000, respectively.
3.364% 2026 Notes
On May 27, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on November 15, 2026 (the “3.364% 2026 Notes”). The 3.364% 2026 Notes bear interest at a rate of 3.364% per year, payable semi-annually on November 15, and May 15 of each year, beginning on November 15, 2021. Total proceeds from the issuance of the 3.364% 2026 Notes, net of underwriting discounts and offering costs, were $293,283. As of June 30, 2024 and June 30, 2023, the outstanding aggregate principal amount of the 3.364% 2026 Notes were $300,000 and $300,000, respectively.
3.437% 2028 Notes
On September 30, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on October 15, 2028 (the “3.437% 2028 Notes”). The 3.437% 2028 Notes bear interest at a rate of 3.437% per year, payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2022. Total proceeds from the issuance of the 3.437% 2028 Notes, net of underwriting discounts and offering costs, were $291,798. As of June 30, 2024 and June 30, 2023, the outstanding aggregate principal amount of the 3.437% 2028 Notes were $300,000 and $300,000, respectively.
The 2023 Notes, the 6.375% 2024 Notes, the 2026 Notes, the 3.364% 2026 Notes, and the 3.437% 2028 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $13,138 and debt issuance costs of $12,709, which are being amortized over the term of the notes. As of June 30, 2024 and June 30, 2023, $6,462 and $8,770 of the original issue discount and $5,971 and $8,333, respectively, of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the years ended June 30, 2024, 2023, and 2022, we recorded $42,702, $57,361, and $61,775, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
Note 7. Prospect Capital InterNotes®
On February 13, 2020, we entered into a selling agent agreement with InspereX LLC (formerly known as “Incapital LLC”) (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with previously authorized selling agent agreements, the “InterNotes® Offerings”). On February 8, 2023, our Board of Directors reauthorized $1,000,000 of Prospect Capital InterNotes® for sale under the Selling Agent Agreement. Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of June 30, 2024 and June 30, 2023, $504,028 and $358,105 aggregate principal amount of Prospect Capital InterNotes® were outstanding.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the year ended June 30, 2024, we issued $156,840 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $154,511. These notes were issued with stated interest rates ranging from 5.75% to 8.00% with a weighted average interest rate of 7.14%. These notes will mature between July 15, 2026 and November 15, 2043. The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2024:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$54,209	5.75% – 7.25%	6.72%	July 15, 2026 – June 15, 2027
5	47,685	6.75% – 7.75%	7.20%	November 15, 2028 – June 15, 2029
6	899	6.00% – 6.25%	6.02%	July 15, 2029 – November 15, 2029
7	6,467	7.50% – 8.00%	7.87%	November 15, 2030 – December 15, 2030
10	45,674	6.25% – 8.00%	7.54%	July 15, 2033 – June 15, 2034
20	1,906	6.50% – 7.50%	6.58%	July 15, 2043 – November 15, 2043
	$156,840
During the year ended June 30, 2023, we issued $17,867 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $17,616. These notes were issued with a stated interest rates ranging from 4.50% to 6.50% with a weighted average interest rate of 5.53%. These notes will mature between October 15, 2025 and June 15, 2043. The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2023:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$8,731	5.00% – 5.75%	5.53%	October 15, 2025 – June 15, 2026
5	2,635	4.50% – 5.50%	4.50%	July 15, 2027 – October 15, 2027
6	2,717	5.75% – 6.00%	5.78%	December 15, 2028 – June 15, 2029
10	3,413	4.88% – 6.25%	6.03%	September 15, 2032 – June 15, 2033
20	371	6.50%	6.50%	May 15, 2043 – June 15, 2043
	$17,867
During the year ended June 30, 2024, we repaid $10,255 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option of the InterNotes®. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the year ended June 30, 2024 was $248.

The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2024:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$64,439	2.50% – 7.25%	6.46%	February 15, 2025 – June 15, 2027
5	143,554	2.25% – 7.75%	4.60%	January 15, 2026 – June 15, 2029
6	18,348	3.00% – 6.25%	3.56%	June 15, 2027 – November 15, 2029
7	34,601	2.75% – 8.00%	4.05%	January 15, 2028 – December 15, 2030
8	3,215	3.40% – 3.50%	3.45%	June 15, 2029 – July 15, 2029
10	123,477	3.15% – 8.00%	5.30%	August 15, 2029 – June 15, 2034
12	13,748	3.70% – 4.00%	3.95%	June 15, 2033 – July 15, 2033
15	14,016	3.50% – 4.50%	3.84%	July 15, 2036 – February 15, 2037
18	2,949	4.50% – 5.50%	4.82%	January 15, 2031 – April 15, 2031
20	3,864	5.75% – 7.50%	6.23%	November 15, 2032 – November 15, 2043
25	7,494	6.25% – 6.50%	6.37%	November 15, 2038 – May 15, 2039
30	74,323	4.00% – 6.63%	5.34%	November 15, 2042 – March 15, 2052
Principal Outstanding	$504,028
Less Discounts
Unamortized Debt Issuance	(7,999)
Carrying Amount	$496,029

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

During the year ended June 30, 2023, we repaid $7,326 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the year ended June 30, 2023 was $181.
The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2023:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$10,892	1.50% - 5.75%	4.87%	January 15, 2024 – June 15, 2026
5	96,914	2.25% - 5.50%	3.30%	January 15, 2026 – October 15, 2027
6	17,524	3.00% - 6.00%	3.43%	June 15, 2027 – June 15, 2029
7	28,887	2.75% - 4.25%	3.17%	January 15, 2028 – February 15, 2029
8	3,236	3.40% - 3.50%	3.45%	June 15, 2029 – July 15, 2029
10	79,944	3.15% - 6.25%	3.97%	August 15, 2029 – June 15, 2033
12	14,241	3.70% - 4.00%	3.95%	June 15, 2033 – July 15, 2033
15	14,647	3.50% - 4.50%	3.84%	July 15, 2036 – February 15, 2037
18	3,020	4.50% - 5.00%	4.73%	January 15, 2031 – April 15, 2031
20	1,958	5.75% - 6.50%	5.89%	November 15, 2032 – June 15, 2043
25	7,800	6.25% - 6.50%	6.37%	November 15, 2038 – May 15, 2039
30	79,042	4.00% - 6.63%	5.31%	November 15, 2042 – March 15, 2052
Principal Outstanding	$358,105
Less Discounts
Unamortized debt issuance	(6,688)
Carrying Amount	$351,417
.
During the years ended June 30, 2024, 2023, and 2022, we recorded $19,075, $15,012, and $16,772, respectively, of interest costs and amortization of financings costs on the Prospect Capital InterNotes® as interest expense.
Note 8. Fair Value and Maturity of Debt Outstanding
As of June 30, 2024, our asset coverage ratio stood at 315.5% based on the outstanding principal amount of our senior securities representing indebtedness of $2,454,992 and our asset coverage ratio on our senior securities that are stock was 184.8%. As of June 30, 2023, our asset coverage ratio stood at 297.0% based on the outstanding principal amount of our senior securities representing indebtedness of $2,610,216 and our asset coverage ratio on our senior securities that are stock was 186.2%. Refer to Note 9, Equity Offerings, Offering Expenses and Distributions for additional discussion on our senior securities that are stock.
Information about our senior securities is shown in the following table as of the end of each of the last ten fiscal years and as of June 30, 2024 (All figures in this item are in thousands except per unit data):

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Credit Facility
Fiscal 2024 (as of June 30, 2024)	$794,796	$9,746	—	—
Fiscal 2023 (as of June 30, 2023)	1,014,703	7,639	—	—
Fiscal 2022 (as of June 30, 2022)	839,464	9,015	—	—
Fiscal 2021 (as of June 30, 2021)	356,937	17,408	—	—
Fiscal 2020 (as of June 30, 2020)	237,536	22,000	—	—
Fiscal 2019 (as of June 30, 2019)	167,000	34,298	—	—
Fiscal 2018 (as of June 30, 2018)	37,000	155,503	—	—
Fiscal 2017 (as of June 30, 2017)	—	—	—	—
Fiscal 2016 (as of June 30, 2016)	—	—	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Fiscal 2015 (as of June 30, 2015)	368,700	18,136	—	—
Fiscal 2014 (as of June 30, 2014)	92,000	69,470	—	—

2015 Notes(4)
Fiscal 2015 (as of June 30, 2015)	$150,000	$2,241	—	—
Fiscal 2014 (as of June 30, 2014)	150,000	2,305	—	—

2016 Notes(5)
Fiscal 2016 (as of June 30, 2016)	$167,500	$2,269	—	—
Fiscal 2015 (as of June 30, 2015)	167,500	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	167,500	2,305	—	—

2017 Notes(6)
Fiscal 2017 (as of June 30, 2017)	$50,734	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	129,500	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	130,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	130,000	2,305	—	—

2018 Notes(7)
Fiscal 2017 (as of June 30, 2017)	$85,419	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	200,000	2,305	—	—

2019 Notes(9)
Fiscal 2018 (as of June 30, 2018)	$101,647	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	200,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	200,000	2,305	—	—

5.00% 2019 Notes(10)
Fiscal 2018 (as of June 30, 2018)	$153,536	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	300,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	300,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	300,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	300,000	2,305	—	—

2020 Notes(13)
Fiscal 2019 (as of June 30, 2019)	$224,114	$2,365	—	—
Fiscal 2018 (as of June 30, 2018)	392,000	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	392,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	392,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	392,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	400,000	2,305	—	—

6.95% 2022 Notes(8)
Fiscal 2014 (as of June 30, 2014)	$100,000	$2,305	—	$1,038

2022 Notes(17)
Fiscal 2022 (as of June 30, 2022)	$60,501	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	111,055	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	258,240	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	328,500	2,365	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Fiscal 2018 (as of June 30, 2018)	328,500	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	225,000	2,251	—	—

2023 Notes(11)(18)
Fiscal 2022 (as of June 30, 2022)	$284,219	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	284,219	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	319,145	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	318,863	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	318,675	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	248,507	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	248,293	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	248,094	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	247,881	2,305	—	—

2024 Notes(14)
Fiscal 2020 (as of June 30, 2020)	$233,788	$2,408	—	$959
Fiscal 2019 (as of June 30, 2019)	234,443	2,365	—	1,002
Fiscal 2018 (as of June 30, 2018)	199,281	2,452	—	1,029
Fiscal 2017 (as of June 30, 2017)	199,281	2,251	—	1,027
Fiscal 2016 (as of June 30, 2016)	161,364	2,269	—	951

6.375% 2024 Notes(11)(19)
Fiscal 2023 (as of June 30, 2023)	81,240	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	81,240	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	81,389	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	99,780	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	99,726	2,365	—	—

2025 Notes
Fiscal 2024 (as of June 30, 2024)	$156,168	$3,155	—	—
Fiscal 2023 (as of June 30, 2023)	156,168	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	156,168	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	156,168	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	201,250	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	201,250	2,365	—	—

2026 Notes
Fiscal 2024 (as of June 30, 2024)	$400,000	$3,155	—	—
Fiscal 2023 (as of June 30, 2023)	400,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	400,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	400,000	2,740	—	—

3.364% 2026 Notes
Fiscal 2024 (as of June 30, 2024)	$300,000	$3,155	—	—
Fiscal 2023 (as of June 30, 2023)	300,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	300,000	2,740	—	—

3.437% 2028 Notes
Fiscal 2024 (as of June 30, 2024)	$300,000	$3,155	—	—
Fiscal 2023 (as of June 30, 2023)	300,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—

2028 Notes(15)

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Fiscal 2020 (as of June 30, 2020)	$70,761	$2,408	—	$950
Fiscal 2019 (as of June 30, 2019)	70,761	2,365	—	984
Fiscal 2018 (as of June 30, 2018)	55,000	2,452	—	1,004

2029 Notes(16)
Fiscal 2021 (as of June 30, 2021)	$69,170	$2,740	—	$1,028
Fiscal 2020 (as of June 30, 2020)	69,170	2,408	—	970
Fiscal 2019 (as of June 30, 2019)	69,170	2,365	—	983

Prospect Capital InterNotes®
Fiscal 2024 (as of June 30, 2024)	$504,028	$3,155	—	—
Fiscal 2023 (as of June 30, 2023)	358,105	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	347,564	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	508,711	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	680,229	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	707,699	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	760,924	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	980,494	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	908,808	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	827,442	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	785,670	2,305	—	—

Floating Rate Preferred Stock
Fiscal 2024 (as of June 30, 2024)	$129,198	$46	$25	$—

6.50% Preferred Stock
Fiscal 2024 (as of June 30, 2024)	$704,044	$46	$25	$—
Fiscal 2023 (as of June 30, 2023)	533,216	47	25	—

5.50% Preferred Stock
Fiscal 2024 (as of June 30, 2024)	$772,133	$46	$25	—
Fiscal 2023 (as of June 30, 2023)	870,268	47	25	—
Fiscal 2022 (as of June 30, 2022)	590,197	54	25	—
Fiscal 2021 (as of June 30, 2021)	137,040	65	25	—

5.35% Preferred Stock
Fiscal 2024 (as of June 30, 2024)	$131,279	$46	$25	$17.25
Fiscal 2023 (as of June 30, 2023)	149,066	47	$25	15.98
Fiscal 2022 (as of June 30, 2022)	150,000	54	$25	21.08

All Senior Securities(11)(12)
Fiscal 2024 (as of June 30, 2024)	$4,191,646	$1,848	—	—
Fiscal 2023 (as of June 30, 2023)	4,162,766	1,862	—	—
Fiscal 2022 (as of June 30, 2022)	3,509,353	2,156	—	—
Fiscal 2021 (as of June 30, 2021)	2,404,689	2,584	—	—
Fiscal 2020 (as of June 30, 2020)	2,169,899	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	2,421,526	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	2,346,563	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	2,681,435	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	2,707,465	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	2,983,736	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	2,773,051	2,305	—	—

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
(12)While we do not consider commitments to fund under revolving arrangements to be Senior Securities, if we were to elect to treat such unfunded commitments, which were $34,771 as of June 30, 2024 as Senior Securities for purposes of Section 18 of the 1940 Act, our asset coverage per unit would be $1,833.
(13)We repaid the outstanding principal amount of the 2020 Notes on April 15, 2020.
(14)We redeemed the 2024 Notes on February 16, 2021.
(15)We redeemed the 2028 Notes on June 15, 2021.
(16)We redeemed the 2029 Notes on December 30, 2021.
(17)We redeemed the 2022 Notes on July 15, 2022.
(18)We redeemed the 2023 Notes on March 15, 2023.
(19)We redeemed the 6.375% 2024 Notes on January 16, 2024.
The following table shows our outstanding debt as of June 30, 2024:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value		Effective Interest Rate
Revolving Credit Facility		$794,796	$22,975	$794,796	(1)	$794,796	(2)	1M SOFR +	2.05%	(5)

2025 Notes		156,168	649	155,519		155,632	(3)	6.63%		(6)
Convertible Notes		156,168		155,519		155,632

2026 Notes		400,000	3,263	396,737		381,344	(3)	3.98%		(6)
3.364%	2026 Notes	300,000	3,388	296,612		275,601	(3)	3.60%		(6)
3.437%	2028 Notes	300,000	5,782	294,218		256,050	(3)	3.64%		(6)
Public Notes		1,000,000		987,567		912,995

Prospect Capital InterNotes®		504,028	7,999	496,029		479,748	(4)	6.33%		(7)
Total		$2,454,992		$2,433,911		$2,343,171
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

The following table shows the contractual maturities by fiscal year of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2024:

	Payments Due by Fiscal Year ending June 30,
	Total	2025	2026	2027	2028	2029	After 5 Years
Revolving Credit Facility	$794,796	$—	$—	$—	$—	$794,796	$—
Convertible Notes	156,168	156,168	—	—	—	—	—
Public Notes	1,000,000	—	400,000	300,000	—	300,000	—
Prospect Capital InterNotes®	504,028	1,499	38,319	128,065	15,254	72,829	248,062
Total Contractual Obligations	$2,454,992	$157,667	$438,319	$428,065	$15,254	$1,167,625	$248,062

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
At any time prior to the listing of the 5.50% Preferred Stock and the 6.50% Preferred Stock on a national securities exchange, shares of the 5.50% Preferred Stock and the 6.50% Preferred Stock are convertible, at the option of the holder of the 5.50% Preferred Stock and the 6.50% Preferred Stock (the “Holder Optional Conversion”). We will settle any Holder Optional Conversion by paying or delivering, as the case may be, (A) any portion of the Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the Settlement Amount, minus (b) any portion of the Settlement Amount that we elect to pay in cash, divided by (2) the arithmetic average of the daily volume weighted average price of shares of our common stock over each of the five consecutive trading days ending on the Holder Conversion Exercise Date (such arithmetic average, the “5-day VWAP”). For the Series A1 Preferred Stock, the Series A3 Preferred Stock, the Series AA1 Preferred Stock, the Series AA2 Preferred Stock and the Series A2 Preferred Stock, “Settlement Amount” means (A) $25.00 per share (the “Stated Value”), plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the applicable Holder Optional Conversion Fee for the respective Holder Conversion Deadline. For the Series M Preferred Stock, “Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the applicable Series M Clawback, if any. “Series M Clawback”, if applicable, means an amount equal to the aggregate amount of all dividends, whether paid or accrued, on such share of Series M Stock in the three full months prior to the Holder Conversion Exercise Date. Subject to certain limited exceptions, we will not pay any portion of the Settlement Amount in cash (other than cash in lieu of fractional shares of our common stock) until the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred Stock has been issued. Beginning on the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred Stock is issued, we may elect to settle all or a portion of any Holder Optional Conversion in cash without limitation or restriction. The right of holders to convert a share of 5.50% Preferred Stock or 6.50% Preferred Stock will terminate upon the listing of such share on a national securities exchange. Shares of the Floating Rate Preferred Stock do not have a Holder Optional Conversion feature.
Subject to certain limited exceptions allowing earlier redemption, beginning on the earlier of the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred Stock has been issued, or the two year anniversary of the date on which a share of Floating Rate Preferred Stock has been issued or, for listed shares of 5.50% Preferred Stock or 6.50% Preferred Stock, five years from the earliest date on which any series that has been listed was first issued and for listed shares of Floating Rate Preferred Stock, two years from the earliest date on which any series that has been listed was first issued (the earlier of such dates as applicable to a series of Preferred Stock, the “Redemption Eligibility Date”), such share of Preferred Stock may be redeemed at any time or from time to time at our option (the “Issuer Optional Redemption”), at a redemption price of 100% of the Stated Value of the shares to be redeemed plus unpaid dividends accrued to, but not including, the date fixed for redemption.
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

PROSPECT CAPITAL CORPORATION
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
For the Series M4 Preferred Stock, “HOR Settlement Amount” means (A) the stated value, plus (B) unpaid dividends accrued to, but not including, the Holder Redemption Exercise Date, but if a holder of Series M4 Preferred Stock exercises a Holder Optional Redemption within the first twenty-four months of issuance of such Series M4 Preferred Stock, the HOR Settlement Amount payable to such holder will be reduced by (i) during the first twelve months of issuance of such Series M4 Preferred Stock, the aggregate amount of all dividends, whether paid or accrued, on such Series M4 Preferred Stock in the six-month period prior to the Holder Redemption Exercise Date, and (ii) during the second twelve months of issuance of such Series M4 Preferred Stock, the aggregate amount of all dividends, whether paid or accrued, on such Series M4 Preferred Stock in the three-month period prior to the Holder Redemption Exercise Date (such amount, the “Series M4 Shares Clawback”). We are permitted to waive the Series M4 Shares Clawback through public announcement of the terms and duration of such waiver. Any such waiver would apply to any holder of Preferred Stock qualifying for the waiver and exercising a Holder Optional Redemption during the pendency of the term of such waiver. Although we have retained the right to waive the Series M4 Shares Clawback in the manner described above, we are not required to establish any such waivers and we may never establish any such waivers.
Subject to certain limitations, each share of 5.50% Preferred Stock or 6.50% Preferred Stock may be converted at our option (the “Issuer Optional Conversion”). We will settle any Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the 5-day VWAP, subject to our ability to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value if the 5-day VWAP represents a discount to our net asset value per share of common stock. For the 5.50% Preferred Stock and 6.50% Preferred Stock, “IOC Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the date fixed for conversion. In connection with an Issuer Optional Conversion, we will use commercially reasonable efforts to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value. If we do not have or obtain any required stockholder approval under the 1940 Act to sell our common stock below net asset value and the 5-day VWAP is at a discount to our net asset value per share of common stock, we will settle any conversions in connection with an Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the NAV per share of common stock at the close of business on the business day immediately preceding the date of conversion. We will not pay any portion of the IOC Settlement Amount from an Issuer Optional Conversion in cash (other than cash in lieu of fractional shares of our common stock) until the Redemption Eligibility Date. Beginning on the Redemption Eligibility Date, we may elect to settle any Issuer Optional Conversion in cash without limitation or restriction. In the event that we exercise an Issuer Optional Conversion with respect to any shares of 5.50% Preferred Stock or 6.50% Preferred Stock, the holder of such 5.50% Preferred Stock or 6.50% Preferred Stock may instead elect a Holder Optional Conversion with respect to such 5.50% Preferred Stock or 6.50% Preferred Stock provided that the date of conversion for such Holder Optional Conversion would occur prior to the date of conversion for an Issuer Optional Conversion. Shares of the Floating Rate Preferred Stock do not have an Issuer Optional Conversion feature. The Company actively manages its offerings of preferred stock and, although it may or may not be presently offering a particular series of its preferred stock, the Company may determine to issue any of its authorized series of preferred stock (and, in connection therewith, to relaunch the offering of any particular series, if previously terminated) based on its assessment of market conditions, demand, and appropriate cost of capital in light of the foregoing and the overall construction of its portfolio and capital structure.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

During the year ended June 30, 2024, we exchanged an aggregate of 901,755 Series M1 Preferred Stock for an aggregate of 348,125 and 553,630 newly-issued Series M3 Preferred Stock and Series M4 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act. During the year ended June 30, 2024, we exchanged an aggregate of 338,068 Series M3 Preferred Stock for an aggregate of 338,068 newly-issued Series M4 Preferred Stock pursuant to the Securities Act. The Series M3 Preferred Stock and Series M4 Preferred Stock issued in the exchanges were issued in each case to an existing security holder of the Company exclusively in exchange for such holder’s securities. No commission or other remuneration was paid or given for soliciting the exchange. Stockholders who exchange Series M1 Preferred Stock for Series M3 Preferred Stock or Series M4 Preferred Stock or Series M3 Preferred Stock for Series M4 Preferred Stock will receive unpaid dividends on their Series M1 Preferred Stock or Series M3 Preferred Stock accrued to, but not including, the Exchange Exercise Date in cash. Upon settlement, the carrying amount (including any premiums or discounts and a proportional amount of any issuance costs) of the Series M1 Preferred Stock or Series M3 Preferred Stock are reclassified to Series M3 Preferred Stock or Series M4 Preferred stock, respectively, with no gain or loss recognized.
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
We may from time to time seek to cancel or purchase our outstanding preferred stock through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. The amounts involved may be material. Any such purchases or exchanges of preferred stock would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. On June 16, 2022, our Board of Directors authorized the repurchase of up to 1.5 million shares our Series A Preferred Stock and further on October 11, 2023, authorized any and all outstanding Series A Preferred Stock to be repurchased. The manner, price, volume and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules.
During the year ended June 30, 2024, we repurchased 80,303 shares of Series A Preferred Stock for a total cost of approximately $1,279, including fees and commissions paid to the broker, representing an average repurchase price of $15.76 per share. The difference in the consideration transferred and the net carrying value of the Series A Preferred Stock repurchased, which was $1,937, resulted in a gain applicable to common stock holders of approximately $657 during the year ended June 30, 2024. The repurchased shares reverted to authorized but unissued shares of Series A Preferred Stock and thus the Company holds no treasury stock.
During the year ended June 30, 2023, we repurchased 37,346 shares of Series A Preferred Stock for a total cost of approximately $579, including fees and commissions paid to the broker, representing an average repurchase price of $15.42 per share. The difference in the consideration transferred and the net carrying value of the Series A Preferred Stock repurchased, which was $900, resulted in a gain applicable to common stock holders of approximately $321 during the year ended June 30, 2023. The repurchased shares reverted to authorized but unissued shares of Series A Preferred Stock and thus the Company holds no treasury stock.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Stock in the amount of the difference between the consideration transferred and the net carrying amount of the Series A Preferred Stock.
Subject to certain limited exceptions allowing earlier redemption, at any time after the close of business on July 19, 2026 (any such date, an “Optional Redemption Date”), at our sole option, we may redeem the Series A Preferred Stock in whole or, from time to time, in part, out of funds legally available for such redemption, at a price per share equal to the liquidation preference of $25.00 per share, plus an amount equal to all unpaid dividends on such shares (whether or not earned or declared, but excluding interest thereon) accumulated up to, but excluding, the date fixed for redemption. We may also redeem the Series A Preferred Stock at any time, in whole or, from time to time, in part, including prior to the Optional Redemption Date, pro rata, based on liquidation preference, with all other series of our then outstanding preferred stock, in the event that our Board of Directors determines to redeem any series of our preferred stock, in whole or, from time to time, in part, because such redemption is deemed necessary by our Board of Directors to comply with the asset coverage requirements of the 1940 Act or for us to maintain RIC status.
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

PROSPECT CAPITAL CORPORATION
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
The Floating Rate Preferred Stock is redeemable at the election of the Holder at any time; therefore, is probable of redemption outside of the Company’s control. As a result, the Floating Rate Preferred Stock is classified within temporary equity on our Consolidated Statement of Assets and Liabilities as of June 30, 2024 and is accreted to redemption value upon issuance. Accretion to redemption value is treated as an adjustment to net increase (decrease) in net assets resulting from operations applicable to common stockholders on our Consolidates Statement of Operations.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

For so long as the Series A Preferred Stock and the Floating Rate Preferred Stock are outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, if dividends on the Preferred Stock have accumulated and been unpaid for a period of two years, a possibility of redemption outside of the Company’s control exists and, in accordance with ASC 480, we have presented our 5.50% Preferred Stock, 6.50% Preferred Stock, and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of June 30, 2024 and June 30, 2023.
Shares of the 5.50% Preferred Stock and 6.50% Preferred Stock will pay a monthly dividend, when and if declared by our Board of Directors, at a fixed annual rate of 5.50% and 6.50%, respectively, per annum of the Stated Value of $25.00 per share (computed on the basis of a 360-day year consisting of twelve 30-day months), payable in cash or through the issuance of additional 5.50% Preferred Stock and 6.50% Preferred Stock through the 5.50% Preferred Stock DRIP and 6.50% Preferred Stock DRIP, respectively.
Shares of the Floating Rate Preferred Stock will pay a monthly dividend, when, and if authorized by, or under authority granted by, our Board of Directors, and declared by us out of funds legally available therefor, at an annualized floating rate equal to one-month Term SOFR (as defined in the Prospectus Supplement dated December 29, 2023) plus 2.00%, subject to a minimum annualized dividend rate of 6.50% (the “Cap Rate”) and a maximum annualized dividend rate of 8.00%, each with respect to the stated value of $25.00 per share of the Floating Rate Preferred Stock (computed on the basis of a 360-day year consisting of twelve 30-day months). The floating dividend rate on the Floating Rate Preferred Stock will reset upon each dividend authorization by our Board of Directors, and will reset to the applicable rate as determined two U.S. Government Securities Business Days (as defined in the Prospectus Supplement dated December 29, 2023) prior to such authorization, as adjusted for the terms herein. The applicable floating dividend rate on the Floating Rate Preferred Stock is presently expected to reset approximately once every three months.
Shares of the Series A Preferred Stock will pay a quarterly dividend, when and if declared by our Board of Driectors, at a fixed annual rate of 5.35% per annum of the Stated Value of $25.00 per share (computed on the bases of a 360-day year consisting of twelve 30-day months), payable in cash.
During the year ended June 30, 2024 and June 30, 2023, we distributed approximately $46,080 and $47,084, respectively, to our 5.50% Preferred Stock holders. During the year ended June 30, 2024 and June 30, 2023, we distributed approximately $42,498 and $16,048 to our 6.50% Preferred Stock holders. During the year ended June 30, 2024 and June 30, 2023, we distributed approximately $7,462 and $8,024 to our 5.35% Series A Preferred Stock holders. During the year ended June 30, 2024, we distributed approximately $2,082 respectively, to our Floating Rate Preferred Stock holders. During the year ended June 30, 2023, we made no distributions on our Floating Rate Preferred Stock because there was no Floating Rate Preferred Stock outstanding as of June 30, 2023.
Our distributions to our 5.50% Preferred Stock holders, 6.50% Preferred Stock holders, Floating Rate Preferred Stock holders and 5.35% Series A Preferred Stock holders for the year ended June 30, 2024 and June 30, 2023, are summarized in the following table:

Declaration Date	Record Date	Payment Date	Amount ($ per share), before pro ration for partial periods	Amount Distributed
5.50% Preferred Stock holders
5/9/2023	7/19/2023	8/1/2023	$0.114583	$3,968
5/9/2023	8/16/2023	9/1/2023	0.114583	3,961
8/29/2023	9/20/2023	10/2/2023	0.114583	3,907
8/29/2023	10/18/2023	11/1/2023	0.114583	3,883
8/29/2023	11/15/2023	12/1/2023	0.114583	3,879
11/8/2023	12/20/2023	1/2/2024	0.114583	3,854
11/8/2023	1/17/2024	2/1/2024	0.114583	3,845
11/8/2023	2/21/2024	3/1/2024	0.114583	3,831
2/8/2024	3/20/2024	4/1/2024	0.114583	3,821
2/8/2024	4/17/2024	5/1/2024	0.114583	3,755
2/8/2024	5/22/2024	6/3/2024	0.114583	3,699
5/8/2024	6/18/2024	7/1/2024	0.114583	3,677
Distributions for the year ended June 30, 2024				$46,080

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

5/9/2022	7/20/2022	8/1/2022	$0.114583	$3,104
5/9/2022	8/17/2022	9/1/2022	0.114583	3,721
8/29/2022	9/21/2022	10/3/2022	0.114583	3,928
8/29/2022	10/19/2022	11/1/2022	0.114583	4,077
8/29/2022	11/16/2022	12/1/2022	0.114583	4,056
11/9/2022	12/21/2022	1/3/2023	0.114583	4,051
11/9/2022	1/18/2023	2/1/2023	0.114583	4,045
11/9/2022	2/15/2023	3/1/2023	0.114583	4,039
2/8/2023	3/22/2023	4/3/2023	0.114583	4,036
2/8/2023	4/19/2023	5/1/2023	0.114583	4,030
2/8/2023	5/18/2023	6/1/2023	0.114583	4,004
5/9/2023	6/21/2023	7/3/2023	0.114583	3,993
Distributions for the year ended June 30, 2023				$47,084

6.50% Preferred Stock holders
5/9/2023	7/19/2023	8/1/2023	$0.135417	$2,978
5/9/2023	8/16/2023	9/1/2023	0.135417	3,111
8/29/2023	9/20/2023	10/2/2023	0.135417	3,279
8/29/2023	10/18/2023	11/1/2023	0.135417	3,375
8/29/2023	11/15/2023	12/1/2023	0.135417	3,512
11/8/2023	12/20/2023	1/2/2024	0.135417	3,627
11/8/2023	1/17/2024	2/1/2024	0.135417	3,719
11/8/2023	2/21/2024	3/1/2024	0.135417	3,749
2/8/2024	3/20/2024	4/1/2024	0.135417	3,777
2/8/2024	4/17/2024	5/1/2024	0.135417	3,753
2/8/2024	5/22/2024	6/3/2024	0.135417	3,807
5/8/2024	6/18/2024	7/1/2024	0.135417	3,811
Distributions for the year ended June 30, 2024				$42,498

11/9/2022	11/16/2022	12/1/2022	0.135417	$978
11/9/2022	12/21/2022	1/3/2023	0.135417	1,433
11/9/2022	1/18/2023	2/1/2023	0.135417	1,675
11/9/2022	2/15/2023	3/1/2023	0.135417	1,959
2/8/2023	3/22/2023	4/3/2023	0.135417	2,201
2/8/2023	4/19/2023	5/1/2023	0.135417	2,395
2/8/2023	5/18/2023	6/1/2023	0.135417	2,600
5/9/2023	6/21/2023	7/1/2023	0.135417	2,807
Distributions for the year ended June 30, 2023				$16,048

Floating Rate Preferred Stock holders
1/25/2024	2/21/2024	3/1/2024	$0.152830	$81
2/8/2024	3/20/2024	4/1/2024	0.152564	227
2/8/2024	4/17/2024	5/1/2024	0.152564	436
2/8/2024	5/22/2024	6/3/2024	0.152564	585
5/8/2024	6/18/2024	7/1/2024	0.152550	753
Distributions for the year ended June 30, 2024				$2,082

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

5.35% Preferred Stock holders
5/9/2023	7/19/2023	8/1/2023	$0.334375	$1,983
8/29/2023	10/18/2023	11/1/2023	0.334375	1,967
11/8/2023	1/17/2024	2/1/2024	0.334375	1,756
2/8/2024	4/17/2024	5/1/2024	0.334375	1,756
Distributions for the year ended June 30, 2024				$7,462

5/9/2022	7/20/2022	8/1/2022	$0.334375	$2,006
8/29/2022	10/19/2022	11/1/2022	0.334375	2,006
11/9/2022	1/18/2023	2/1/2023	0.334375	2,006
2/8/2023	4/19/2023	5/1/2023	0.334375	2,006
Distributions for the year ended June 30, 2023				$8,024
The above table includes dividends paid during the year ended June 30, 2024. It does not include distributions previously declared to the 5.50% Preferred Stock holders, 6.50% Preferred Stock holders, Floating Rate Preferred Stock holders and 5.35% Series A Preferred Stock holders of record for any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and paid subsequent to June 30, 2024:
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on July 17, 2024 with a payment date of August 1, 2024.
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on August 15, 2024 with a payment date of September 3, 2024.
•$0.135417 per share (before pro ration for partial period holders of record) for 6.50% Preferred Stock holders of record on July 17, 2024 with a payment date of August 1, 2024.
•$0.135417 per share (before pro ration for partial period holders of record) for 6.50% Preferred Stock holders of record on August 15, 2024 with a payment date of September 3, 2024.
•$0.152550 per share (before pro ration for partial period holders of record) for Floating Rate Preferred Stock holders of record on July 17, 2024 with a payment date of August 1, 2024.
•$0.152550 per share (before pro ration for partial period holders of record) for Floating Rate Preferred Stock holders of record on August 15, 2024 with a payment date of September 3, 2024.
•$0.334375 per share (before pro ration for partial period holders of record) for 5.35% Series A Preferred Stock holders of record on July 17, 2024 with a payment date of August 1, 2024.
As of June 30, 2024, we have accrued approximately $1, $21 and $1,171 in dividends that have not yet been paid for our 6.50% Preferred Stock holders, Floating Rate Preferred Stock holders and 5.35% Series A Preferred Stock holders, respectively.
The following table shows our outstanding Preferred Stock as of June 30, 2024:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Series	Maximum Offering Size (Shares)		Maximum Aggregate Liquidation Preference of Offering		Inception to Date Preferred Shares Issued via Offering	Inception to Date Liquidation Preference Issued via Offering	Preferred Stock Outstanding		Liquidation Preference Outstanding
Series A1	80,000,000	(1)	$2,000,000	(1)	31,448,021	$786,201	28,932,457	(4)	$723,311
Series M1	80,000,000	(1)	2,000,000	(1)	4,110,318	102,758	1,788,851	(4)	44,721
Series M2	80,000,000	(1)	2,000,000	(1)	—	—	—		—
Series A3	80,000,000	(1)	2,000,000	(1)	24,932,955	623,324	24,810,648	(4)	620,266
Series M3	80,000,000	(1)	2,000,000	(1)	3,473,259	86,831	3,351,101	(4)	83,778
Series A4	80,000,000	(1)	2,000,000	(1)	3,765,322	94,133	3,766,166	(5)	94,154
Series M4	80,000,000	(1)	2,000,000	(1)	509,948	12,749	1,401,747	(5)	35,044
Series AA1	10,000,000	(2)	250,000	(2)	—	—	—		—
Series MM1	10,000,000	(2)	250,000	(2)	—	—	—		—
Series AA2	10,000,000	(2)	250,000	(2)	—	—	—		—
Series MM2	10,000,000	(2)	250,000	(2)	—	—	—		—
Series A2	187,000		4,675		187,000	4,675	164,000	(4)	4,100
Series A	6,000,000		150,000		6,000,000	150,000	5,251,157	(6)	131,279
Total	96,187,000	(3)	$2,404,675	(3)	74,426,823	$1,860,671	69,466,127		$1,736,653	(7)
(1) The maximum offering of 80,000,000 shares and $2,000,000 aggregate liquidation preference is for any combination of Series A1, Series M1, Series M2, Series A3, Series M3, Series A4, and Series M4 shares.
(2) The maximum offering of 10,000,000 shares and $250,000 aggregate liquidation preference is for any combinations of Series AA1, Series MM1, Series AA2, and Series MM2.
(3) The authorized maximum offering size of Preferred Stock as of June 30, 2024 is 96,187,000 shares, par value $0.001 per share, with an aggregate liquidation preference of $2,404,675, a liquidation preference of $25.00 per share. The totals referenced in the above table are in light of the combined maximum offering amounts for the various series of shares identified in footnote 1 and footnote 2 and the table columns are not intended to foot.
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

PROSPECT CAPITAL CORPORATION
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
(6) Does not foot due to rounding.
Preferred Stock issued prior to the issuance of our 5.35% Series A Preferred Stock has a carrying value equal to liquidation value per share on our Consolidated Statements of Assets and Liabilities. Subsequent issuances of our Preferred Stock classified as temporary equity are recorded net of issuance costs. The carrying value is inclusive of cumulative accrued and unpaid dividends as of June 30, 2024.
Series A1, Series A2, Series M1, Series A3, and Series M3 shares outstanding are net of dividend reinvestments paid and conversions to common stock in accordance with their liquidation features. Series A4 and Series M4 shares outstanding are net of dividend reinvestments paid and redemptions in accordance with their liquidation features. Series A shares outstanding are net of shares repurchased via the authorized repurchase of Series A Preferred Stock. The following tables show such activity during the year ended June 30, 2024:

Series	June 30, 2023 Shares Outstanding		Shares Issued		Shares issued through Preferred Stock DRIP		Exchanges	Redemptions/Repurchases(1)	June 30, 2024 Shares Outstanding
Series A1	30,965,138		—		67,567		—	(2,100,248)	28,932,457
Series M1	3,681,591		—		2,714		(901,755)	(993,699)	1,788,851
Series A3	18,829,837		6,077,686		66,810		—	(163,686)	24,810,648	(2)
Series M3	2,498,788		958,644		5,174		10,057	(121,562)	3,351,101
Series A4	—		3,765,322		844		—	—	3,766,166
Series M4	—		509,948		102		891,698	—	1,401,747	(2)
Series A2	164,000		—		—		—	—	164,000
Series A	5,962,654		—		—		—	(711,497)	5,251,157
Total	62,102,009	(2)	11,311,600	(3)	143,210	(2)	—	(4,090,692)	69,466,127	(2)
(1)During the year ended June 30, 2024, 3,379,195 shares of the 5.50% Preferred Stock and 6.50% Preferred Stock were converted to common shares via Holder Optional Redemptions and Optional Redemptions Upon Death of Holder, 80,303 of the 5.35% Series A Preferred Stock were repurchased via open market purchases, and 631,194 of the 5.35% Series A Preferred Stock were retired via the Tender Offer.
(2)Does not foot or crossfoot due to fractional share rounding.
(3)During the year ended June 30, 2024, we issued 11,311,600 shares of Preferred Stock for net proceeds of $250,775 with a liquidation value of $282,790.

The following tables show such activity during the year ended June 30, 2023:

Series	June 30, 2022 Shares Outstanding		Shares Issued		Shares issued through Preferred Stock DRIP		Shares Converted to Common(1)	June 30, 2023 Shares Outstanding
Series A1	20,794,645		10,610,836		48,680		(489,022)	30,965,138	(3)
Series M1	2,626,238		1,469,566		1,425		(415,638)	3,681,591
Series A3	—		18,855,269		9,605		(35,037)	18,829,837
Series M3	—		2,514,615		918		(16,745)	2,498,788
Series A2	187,000		—		—		(23,000)	164,000
Series A	6,000,000		—		—		(37,346)	5,962,654
Total	29,607,882	(3)	33,450,286	(2)	60,629	(3)	(1,016,788)	62,102,009	(3)

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

(1)During the year ended June 30, 2023, 978,442 5.50% Preferred Stock and 6.50% Preferred Stock were converted to common shares via Holder Optional Redemptions and Optional Redemptions Upon Death of Holder and 37,346 of the 5.35% Series A Preferred Stock were repurchased via open market purchases
(2)During the year ended June 30, 2023, we issued 33,450,286 shares of Preferred Stock for net proceeds of $748,223 with a liquidation value of $836,257.
(3)Does not foot or crossfoot due to fractional share rounding.

Common Stock
Our common stockholders’ equity accounts as of June 30, 2024 and June 30, 2023 reflect cumulative shares issued, net of shares previously repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemptions Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”), pursuant to which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify stockholders of our intention to purchase our common stock.
We did not repurchase any shares of our common stock under the Repurchase Program for the year ended June 30, 2024 and June 30, 2023. As of June 30, 2024, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
Excluding common stock dividend reinvestments and shares issued in connection with the 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemption Upon Death of Holder, during the year ended June 30, 2024 and June 30, 2023, we did not issue any shares of our common stock.
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
On April 17, 2020, our Board of Directors approved further amendments to our common stock dividend reinvestment plan, effective May 21, 2020, that principally provide for the number of newly-issued shares of our common stock to be credited to a stockholder’s account shall be determined by dividing the total dollar amount of the distribution payable to such common stockholder by 95% of the market price per share of our common stock at the close of regular trading on the Nasdaq Global Select Market on the date fixed by our Board of Directors for such distribution (which shall be the last business day before the payment date).
On June 10, 2024 at a special meeting of stockholders, our stockholders authorized us to sell shares of our common stock (during the next 12 months) at a price or prices below our net asset value per share at the time of sale in one or more offerings, subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of its outstanding common stock immediately prior to such sale).
During the year ended June 30, 2024 and June 30, 2023, we distributed approximately $297,633 and $287,241, respectively, to our common stockholders. The following table summarizes our distributions to common stockholders declared and payable for the year ended June 30, 2024 and June 30, 2023:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/9/2023	7/27/2023	8/22/2023	$0.06	$24,317
5/9/2023	8/29/2023	9/20/2023	0.06	24,418
8/29/2023	9/27/2023	10/19/2023	0.06	24,517
8/29/2023	10/27/2023	11/20/2023	0.06	24,611
11/8/2023	11/28/2023	12/19/2023	0.06	24,692
11/8/2023	12/27/2023	1/18/2024	0.06	24,753
11/8/2023	1/29/2024	2/20/2024	0.06	24,823
2/8/2024	2/27/2024	3/20/2024	0.06	24,896
2/8/2024	3/27/2024	4/18/2024	0.06	24,966
2/8/2024	4/26/2024	5/21/2024	0.06	25,049
5/8/2024	5/29/2024	6/18/2024	0.06	25,107
5/8/2024	6/26/2024	7/18/2024	0.06	25,484
Total declared and payable for the year ended June 30, 2024				$297,633

5/9/2022	7/27/2022	8/18/2022	$0.06	$23,635
5/9/2022	8/29/2022	9/21/2022	0.06	23,670
8/29/2022	9/28/2022	10/20/2022	0.06	23,767
8/29/2022	10/27/2022	11/17/2022	0.06	23,857
11/9/2022	11/28/2022	12/20/2022	0.06	23,888
11/9/2022	12/28/2022	1/19/2023	0.06	23,925
11/9/2022	1/27/2023	2/16/2023	0.06	23,965
2/8/2023	2/24/2023	3/22/2023	0.06	24,003
2/8/2023	3/29/2023	4/19/2023	0.06	24,041
2/8/2023	4/26/2023	5/18/2023	0.06	24,085
5/9/2023	5/26/2023	6/21/2023	0.06	24,171
5/9/2023	6/28/2023	7/20/2023	0.06	24,234
Total declared and payable for the year ended June 30, 2023				$287,241
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during year ended June 30, 2024 and June 30, 2023. It does not include distributions previously declared to common stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to June 30, 2024:
•$0.06 per share for July 2024 holders of record on July 29, 2024 with a payment date of August 21, 2024.
•$0.06 per share for August 2024 holders of record on August 28, 2024 with a payment date of September 19, 2024.
During the year ended June 30, 2024 and June 30, 2023, we issued 6,736,142 and 7,474,975 shares of our common stock, respectively, in connection with the common stock dividend reinvestment plan.
As of June 30, 2024, we have reserved 17,294,357 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5) and 1,000,000,000 shares of our common stock for issuance upon conversion of the 5.50% Preferred Stock and the 6.50% Preferred Stock.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Note 10. Other Income
Other income consists of structuring fees, amendment fees, overriding royalty interests, receipts related to net profit and revenue interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three years ended June 30, 2024, 2023, and 2022:

	Years Ended June 30,
	2024	2023	2022
Structuring and amendment fees (refer to Note 3)	$27,666	$18,131	$43,683
Royalty, net profit and revenue interests	51,001	64,262	66,819
Administrative agent fees	730	630	692
Total other income	$79,397	$83,023	$111,194
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
During the year ended June 30, 2024, conversion of our Convertible Notes and 3,711,904 shares of our issued and outstanding Convertible Preferred Stock has an anti-dilutive effect and therefore, conversion is not assumed. The remaining 55,335,151 shares of issued and outstanding Convertible Preferred Stock were dilutive during the year ended June 30, 2024; therefore, the effects of their assumed conversion is reflected in the diluted earnings per share below.
The following information sets forth the computation of basic and diluted earnings per common share during the years ended June 30, 2024, 2023, and 2022:

	For the Year Ended June 30,
	2024	2023	2022
Net increase (decrease) in net assets resulting from operations - basic	$147,416	$(172,473)	$556,649
Adjustment for dividends on Convertible Preferred Stock	80,100	—	25,935
Adjustment for Incentive Fee on Convertible Instruments	(16,020)	—	—
Net increase (decrease) in net assets resulting from operations - diluted	$211,496	$(172,473)	$582,584

Weighted average common shares outstanding - basic	412,703,365	398,514,965	390,571,648
Weighted average common shares from assumed conversion of Convertible Preferred Stock	212,573,371	—	43,220,123
Weighted average shares of common stock outstanding - diluted	625,276,736	398,514,965	433,791,771

Earnings (loss) per share - basic	$0.36	$(0.43)	$1.43
Earnings (loss) per share - diluted	$0.34	$(0.43)	$1.34

PROSPECT CAPITAL CORPORATION
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
For the tax year ending August 31, 2024, the tax character of distributions paid to stockholders through August 31, 2024 is expected to be ordinary income and return of capital. However, due to the difference between our fiscal and tax year ends, the final determination of the tax character of distributions between ordinary income and return of capital will not be made until we file our tax return for the tax year ending August 31, 2024.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	Tax Year Ended August 31,
	2023		2022	2021
Net (decrease) increase in net assets resulting from operations	$(88,043)		$735,337	$428,106
Net realized losses on investments	40,795		22,375	16,173
Net unrealized losses (gains) on investments	480,916		(405,414)	(143,654)
Other temporary book-to-tax differences(1)	(148,147)		(66,363)	(47,330)
Permanent differences	27		30	(20)
Taxable income before deductions for distributions	$285,548	(1)	$285,965	$253,275
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
As of June 30, 2024, the cost basis of investments for tax purposes was $7,429,121 resulting in an estimated net unrealized gain of $289,122. As of June 30, 2023, the cost basis of investments for tax purposes was $8,028,254 resulting in an estimated net unrealized loss of $303,323. As of June 30, 2024, the gross unrealized gains and losses were $1,381,820 and $1,092,698, respectively. As of June 30, 2023, the gross unrealized gains and losses were $1,334,168 and $1,637,491, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of June 30, 2024 and June 30, 2023 was calculated based on the book cost of investments as of June 30, 2024 and June 30, 2023, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2023 and 2022, respectively.
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal excise taxes, among other items. During the tax year ended August 31, 2023, we increased total distributable earnings by $27, increased accumulated realized losses by $622, and increased capital in excess of par value by $595. During the tax year ended August 31, 2022, we increased total distributable earnings by $30 and decreased capital in excess of par value by $30. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended August 31, 2023, once finalized, were recorded in the fiscal year ending June 30, 2024 and the reclassifications for the taxable year ended August 31, 2022 were recorded in the fiscal year ended June 30, 2023.
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
The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from us, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our total assets. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. The total gross base management fee incurred to the favor of the Investment Adviser was $157,001, $155,084, and $140,370 during the years ended June 30, 2024, 2023, and 2022, respectively.

PROSPECT CAPITAL CORPORATION
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
The total income incentive fee incurred was $80,548, $87,435, and $79,491 during the years ended June 30, 2024, 2023, and 2022, respectively. No capital gains incentive fee was incurred during the years ended June 30, 2024, 2023, and 2022. Income incentive fee for the year ended June 30, 2022 includes a $264 adjustment for fees earned in prior periods that were neither expensed nor paid to the Investment Adviser. No such adjustment was made during the years ended June 30, 2024 and 2023, respectively.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Administration Agreement
We have also entered into an administration agreement (the “Administration Agreement”) with Prospect Administration under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our Chief Financial Officer and Chief Compliance Officer and her staff, including the internal legal staff. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to certain portfolio companies (see Managerial Assistance to Portfolio Companies section below). The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a wholly-owned subsidiary of the Investment Adviser.
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
The allocation of net overhead expense from Prospect Administration was $25,781, $20,578, and $13,797 for the years ended June 30, 2024, 2023, and 2022, respectively. Prospect Administration received estimated payments of $4,410, $2,664, and $6,336 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax, and other administrative services during the years ended June 30, 2024, 2023, and 2022, respectively. In addition, we were given a credit in the amount of $1,212 for legal expense incurred on behalf of our portfolio companies that were remitted to Prospect Administration during the year ended June 30, 2023. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount.
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
Prospect Administration arranges for the provision of such managerial assistance arrangement on our behalf. When doing so, Prospect Administration utilizes personnel of our Investment Adviser. We, on behalf of Prospect Administration, may invoice portfolio companies receiving and paying for contractual managerial assistance, and we remit to Prospect Administration its cost of providing such services, including the charges deemed appropriate by our Investment Adviser for providing such managerial assistance. No income is recognized by Prospect.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

During the years ended June 30, 2024, 2023, and 2022, we received payments of $10,459, $9,324, and $7,567, respectively, from our portfolio companies for contractual managerial assistance and subsequently remitted these amounts to Prospect Administration.
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
We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the years ended June 30, 2024, 2023, and 2022, we recognized expenses related to valuation services of $80, $85, and $112 respectively. Additionally, we both incur and reimburse for expenses related to marketing, insurance, legal fees, offering costs and general and administrative expenses that are allocated between Prospect and Priority Income Fund, Inc. During the years ended June 30, 2024 the net amount reimbursed to us for these expenses was $177. No such fees were incurred during the years ended June 30, 2023 and June 30, 2022.

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
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings of Delaware LLC (“CP Holdings”), a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy Services, Inc. (“CP Energy”), and the remaining equity is owned by CP Energy management. CP Energy owns directly or indirectly 100% of each of CP Well; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”) a portfolio company of Prospect with $35,103 in first lien term loans (the “Spartan Term Loans”) due to us as of June 30, 2024. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loans.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Interest Income
Interest Income from CP Energy	$11,452	$7,969	$5,424
Interest Income from Spartan	4,840	3,510	1,884
Total Interest Income	$16,292	$11,479	$7,308
Other Income
Administrative Agent	$—	$—	$6
Total Other Income	$—	$—	$6
Reimbursement of Legal, Tax, etc. (1)	$99	$237	$9
(1) Paid from CP Energy to Prospect Administration LLC (“PA”) as reimbursement for legal, tax, and portfolio level accounting services provided directly to CP Energy (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Additions	$7,469	$12,500	$15,681
Interest Income Capitalized as PIK
CP Energy	$8,455	$7,958	$5,277
Spartan	3,954	3,506	1,311
Total Interest Income Capitalized as PIK	$12,409	$11,464	$6,588

	As of
	June 30, 2024	June 30, 2023
Interest Receivable (2)	$3,923	$41
Other Receivables (3)	539	297
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

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Interest Income	$8,207	$8,040	$15,106
Other Income
Structuring Fee	$—	$123	$—
Total Other Income	$—	$123	$—
Managerial Assistance (1)	$700	$700	$700
Reimbursement of Legal, Tax, etc.(2)	6	69	3

PROSPECT CAPITAL CORPORATION
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

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Additions	$—	$6,200	$—
Accreted Original Issue Discount	1,105	824	609
Interest Income Capitalized as PIK	4,882	7,237	8,990
Repayment of Loan Receivable	—	—	1,295

	As of
	June 30, 2024	June 30, 2023
Interest Receivable (3)	$—	$22
Other Receivables (4)	—	40
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

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Interest Income	$3,470	$4,086	$7,695
Managerial Assistance (1)	250	188	250
Reimbursement of Legal, Tax, etc.(2)	6	94	490
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

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Interest Income Capitalized as PIK	$—	$3,391	$10,646
Repayment of loan receivable	1,861	—	—

	As of
	June 30, 2024	June 30, 2023
Interest Receivable (3)	$1,387	$2,035
Other Receivables (4)	2	10
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

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Interest Income	$62,675	$63,364	$74,501
Other Income
Structuring Fee	$—	$—	$7,898
Total Other Income	$—	$—	$7,898
Managerial Assistance (1)	$2,400	$2,400	$1,800
Reimbursement of Legal, Tax, etc. (2)	—	—	45
(1) No income recognized by Prospect. MA payments were paid from First Tower to Prospect and subsequently remitted to PA.
(2) Paid from First Tower to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to First Tower (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by
Prospect to PA).

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Additions	$—	$—	$22,123
Interest Income Capitalized as PIK	29,385	40,688	20,546
Repayment of Loan Receivable	319	987	11,153

	As of
	June 30, 2024	June 30, 2023
Interest Receivable (3)	$2,461	$165
Other Receivables (4)	1	1
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from First Tower to Prospect for reimbursement of expenses paid by Prospect on behalf of First Tower.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Freedom Marine Solutions, LLC
As discussed above, Prospect owns 100% of the equity of Energy Solutions, a Consolidated Holding Company. Energy Solutions owns 100% of Freedom Marine. Freedom Marine owns 100% of each of Vessel, Vessel II, and Vessel III.

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Additions	$—	$650	$1,000

	As of
	June 30, 2024	June 30, 2023
Other Receivables (1)	$—	$6
(1) Represents amounts due from Freedom Marine to Prospect for reimbursement of expenses paid by Prospect on behalf of Freedom Marine.

InterDent, Inc.
Prospect owns 100% of the equity of InterDent, Inc. (“InterDent”).

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Interest Income	$36,946	$32,523	$26,517
Other Income
Structuring Fee	$—	$—	$200
Total Other Income	$—	$—	$200
Managerial Assistance (1)	$1,463	$1,463	$1,097
Reimbursement of Legal, Tax, etc.(2)	23	—	1,493
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

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Additions	$—	$—	$17,778
Interest Income Capitalized as PIK	23,249	20,681	18,345
Repayment of Loan Receivable	—	950	246

	As of
	June 30, 2024	June 30, 2023
Interest Receivable (3)	$318	$97
Other Receivables (4)	1	3
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from InterDent to Prospect for reimbursement of expenses paid by Prospect on behalf of InterDent.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Kickapoo Ranch Pet Resort

Prospect owns 100% of the membership interest of Kickapoo Ranch Pet Resort (“Kickapoo”). Kickapoo is a luxury pet boarding facility.

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Interest Income	$92	$—	$—
Dividend Income	80	150	25
Other Income
Structuring Fee	$75	$—	$—
Total Other Income	$75	$—	$—

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Additions	$1,500	$—	$—

	As of
	June 30, 2024	June 30, 2023
Interest Receivable (1)	$2	$—
Other Receivables (2)	—	13
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Interest Income	$8,988	$8,177	$7,317
Interest Income from Broda Canada	—	—	—
Total Interest Income	$8,988	$8,177	$7,317
Other Income
Structuring Fee	$130	$—	$—
Total Other Income	$130	$—	$—
Managerial Assistance (1)	$300	$300	$150
Reimbursement of Legal, Tax, etc.(2)	23	—	17
Realized (Loss) Gain	(1)	(2)	12
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

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Additions	$5,150	$—	$—
Interest Income Capitalized as PIK	—	2,692	4,956
Repayment of Loan Receivable	—	3,265	—

	As of
	June 30, 2024	June 30, 2023
Interest Receivable (3)	$79	$24
Other Receivables (4)	5	33
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
During the year ended June 30, 2024, we provided $248,344 of debt financing and $4,600 of equity financing to NPRC to fund real estate capital expenditures, provide working capital, and to fund purchases of rated secured structured notes.
During the year ended June 30, 2024, we received partial repayments of $108,950 of our loans previously outstanding with NPRC and its wholly owned subsidiary.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Interest Income	$99,538	$95,004	$63,818
Other Income
Structuring Fee	$16,470	$261	$3,648
Royalty, net profit and revenue interests	50,329	63,531	66,124
Total Other Income	$66,799	$63,792	$69,772
Managerial Assistance (1)	$3,525	$2,100	$2,100
Reimbursement of Legal, Tax, etc.(2)	1,664	1,948	3,884
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

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Additions (3)	$252,944	$213,469	$410,867
Interest Income Capitalized as PIK	1,004	488	—
Repayment of Loan Receivable	108,950	109,352	301,382
Return of Capital	—	4,000	—
(3) During the year ended June 30, 2024, Prospect provided $4,600 of equity financing to NPRC to fund capital expenditures for existing real estate properties, to provide working capital, and to fund purchases of rated secured structured notes.

	As of
	June 30, 2024	June 30, 2023
Interest Receivable (4)	$785	$3
Other Receivables (5)	(2)	100
(4) Interest income recognized but not yet paid.
(5) Represents amounts due to/from NPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of NPRC.
Nationwide Loan Company LLC
Prospect owns 100% of the membership interests of Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a Consolidated Holding Company. Nationwide Holdings owns 94.48% of the equity of Nationwide Loan Company LLC (“Nationwide”), with members of Nationwide management owning the remaining 5.52% of the equity.

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Interest Income	$5,111	$4,306	$4,108
Dividend Income (1)	—	—	2,650
Other Income
Structuring Fee	$147	$—	$405
Total Other Income	$147	$—	$405
Managerial Assistance (2)	$100	$400	$400
Reimbursement of Legal, Tax, etc. (3)	3	—	11
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

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Additions	$5,350	$—	$—
Interest Income Capitalized as PIK	4,622	2,337	—

	As of
	June 30, 2024	June 30, 2023
Interest Receivable (4)	$501	$13
Other Receivables (5)	1	—
(4) Interest income recognized but not yet paid.
(5) Represents amounts due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide.

NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 92.77% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of June 30, 2024 and June 30, 2023, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Interest Income	$4,255	$3,754	$1,206
Dividend Income (1)	657	2,510	8,383
Other Income
Structuring Fee	$—	$—	$450
Total Other Income	$—	$—	$450
Managerial Assistance (2)	$400	$400	$400
Realized (Loss) Gain	1,040	(2,510)	3,946
Reimbursement of Legal, Tax, etc. (3)	1	4	26
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

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Additions	$—	$—	$25,000
Repayment of loan receivable	—	—	13,021

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	As of
	June 30, 2024	June 30, 2023
Interest Receivable (4)	$35	$11
Other Receivables (5)	1	—
(4) Interest income recognized but not yet paid.
(5) Represents amounts due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB.

Pacific World Corporation
Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.98% and 99.97% ownership interest of Pacific World as of June 30, 2024 and June 30, 2023, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Interest Income	$10,164	$8,052	$4,779
Other Income
Structuring Fee	$812	$105	$—
Total Other Income	$812	$105	$—
Reimbursement of Legal, Tax, etc.	$5	$—	$—

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Additions	$32,500	$11,000	$6,500
Interest Income Capitalized as PIK	9,021	7,479	4,651

	As of
	June 30, 2024	June 30, 2023
Interest Receivable (1)	$79	$30
Other Receivables (2)	155	153
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Interest Income	$5,358	$4,467	$3,051
Dividend Income (1)	—	—	441
Other Income
Advisory Fee	$106	$158	$125
Total Other Income	$106	$158	$125
Managerial Assistance (2)	$180	$180	$180
Reimbursement of Legal, Tax, etc.(3)	17	18	48
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

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Additions	$3,700	$—	$5,000

	As of
	June 30, 2024	June 30, 2023
Interest Receivable (4)	$45	$13
Other Receivables (5)	—	5
(4) Interest income recognized but not yet paid.
(5) Represents amounts due from R-V to Prospect for reimbursement of expenses paid by Prospect on behalf of R-V.

Universal Turbine Parts, LLC

On December 10, 2018, UTP Holdings Group, Inc. (“UTP Holdings”) purchased all of the voting stock of Universal Turbine Parts, LLC (“UTP”) and appointed a new board of directors to UTP Holdings, consisting of three employees of the Investment Adviser. At the time UTP Holdings acquired UTP, UTP Holdings (f/k/a Harbortouch Holdings of Delaware) was a wholly-owned holding company controlled by Prospect and therefore Prospect’s investment in UTP is classified as a control investment.

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Interest Income	$4,030	$3,280	$2,354
Managerial Assistance (1)	10	10	10
Reimbursement of Legal, Tax, etc. (2)	3,345	—	—
(1) No income recognized by Prospect. MA payments were paid from UTP to Prospect and subsequently remitted to PA.
(2) Paid from UTP to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to UTP (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Additions	$2,500	$—	$—
Repayment of Loan Receivable	49	32	33

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	As of
	June 30, 2024	June 30, 2023
Interest Receivable (3)	$34	$10
Other Receivables (4)	1	—
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

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Interest Income	$1,990	$1,039	$203
Reimbursement of Legal, Tax, etc.	—	81	—

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Additions	$—	$9,900	$—
Interest Income Capitalized as PIK	1,545	775	—

	As of
	June 30, 2024	June 30, 2023
Interest Receivable (1)	$153	$5
Other Receivables (2)	147	87

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Interest Income
Interest Income from Valley	$1,389	$1,508	$1,112
Interest Income from Valley Electric	10,927	7,895	6,419
Total Interest Income	$12,316	$9,403	$7,531
Dividend Income (1)	$—	$547	$3,150
Other Income
Structuring Fee	$—	$380	$—
Royalty, net profit and revenue interests	$666	$666	$926
Total Other Income	$666	$1,046	$926
Managerial Assistance (2)	$600	$600	$600
Reimbursement of Legal, Tax, etc. (4)	—	85	72
(1) All dividends were paid from earnings and profits.
(2) No income recognized by Prospect. MA payments were paid from Valley Electric to Prospect and subsequently remitted to PA.

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Additions	$—	$19,000	$13,000
Interest Income Capitalized as PIK	4,763	3,341	22
Repayment of loan receivable	—	(548)	14,698

	As of
	June 30, 2024	June 30, 2023
Interest Receivable (3)	$2,974	$33
Other Receivables (4)	2	—
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
We are not aware of any material legal proceedings as of June 30, 2024.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Note 16. Financial Highlights

The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2024:

	Year Ended June 30,
	2024		2023		2022		2021		2020
Per Share Data
Net asset value per common share at beginning of year	$9.24		$10.48		$9.81		$8.18		$9.01
Net investment income(1)	1.02		1.06		0.88		0.75		0.72
Net realized and change in unrealized gains (losses)(1)	(0.42)		(1.31)		0.61		1.77		(0.76)
Net increase (decrease) from operations	0.60		(0.25)		1.49		2.51	(5)	(0.04)
Distributions of net investment income to preferred stockholders	(0.24)	(4)	(0.17)	(8)	(0.05)		—	(7)	—
Distributions of capital gains to preferred stockholders	—	(4)(7)	—	(8)(7)	(0.01)		—		—
Total distributions to preferred stockholders	(0.24)		(0.17)		(0.06)		—		—
Net increase (decrease) from operations applicable to common stockholders	0.36		(0.43)	(5)	1.43		2.51		(0.04)
Distributions of net investment income to common stockholders	(0.70)	(4)	(0.60)	(8)	(0.60)		(0.63)		(0.49)
Distributions of capital gains to common stockholders	—	(4)	(0.02)	(8)	(0.11)		—		—
Return of capital to common stockholders	(0.02)	(4)	(0.10)	(8)	(0.01)		(0.09)		(0.23)
Total distributions to common stockholders	(0.72)		(0.72)		(0.72)		(0.72)		(0.72)
Common stock transactions(2)	(0.15)		(0.10)		(0.05)		(0.11)		(0.07)
Offering costs from issuance of preferred stock	—		—		(0.03)		(0.04)		—
Reclassification of preferred stock issuance costs	—		—		0.03		—		—
Net asset value per common share at end of year	$8.74	(5)	$9.24	(5)	$10.48	(5)	$9.81	(5)	$8.18

Per share market value at end of year	$5.53		$6.20		$6.99		$8.39		$5.11
Total return based on market value(3)	1.47%		(1.37%)		(8.59%)		85.53%		(11.35%)
Total return based on net asset value(3)	7.61%		(1.96%)		17.21%		35.52%		2.84%
Shares of common stock outstanding at end of year	424,846,963		404,033,549		393,164,437		388,419,573		373,538,499
Weighted average shares of common stock outstanding	412,703,365		398,514,965		390,571,648		382,705,106		368,094,299

Ratios/Supplemental Data
Net assets at end of year	$3,711,733		$3,732,665		$4,119,123		$3,945,517		$3,055,861
Portfolio turnover rate	7.56%		6.05%		15.92%		14.64%		16.46%
Ratio of operating expenses to average net assets applicable to common shares(6)	11.84%		11.01%		9.00%		9.98%		11.37%
Ratio of net investment income to average net assets applicable to common shares(6)	11.25%		10.75%		8.44%		8.24%		8.44%
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

(5)Does not foot due to rounding.
(6)The amounts reflected for the respective fiscal periods do not reflect the effect of dividend payments to preferred shareholders.
(7)Amount is less than $0.01.
(8)The amounts reflected for the respective fiscal periods were updated based on tax information received subsequent to our Form 10-K filing for the year ended June 30, 2023 and our Form 10-Q filing for December 31, 2023. Certain reclassifications have been made in the presentation of prior period amounts. See Note 2 and Note 12 within the accompanying notes to the consolidated financial statements for further discussion.

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
On July 30, 2024, we increased total commitments to the Revolving Credit Facility by $55 million to $2.1215 billion in the aggregate. Aggregate commitments are from an expanded group of 48 banks.
On August 6, 2024, we funded a $127,000 first lien senior secured term loan to support the refinancing of Global Tel*Link Corporation (d/b/a ViaPath Technologies.). In connection with the refinancing, our $9,497 first lien term loan and $122,670 second lien term loan to Global Tel*Link Corporation (d/b/a ViaPath Technologies.) were fully repaid at par.

During the period of July 1, 2024, through August 28, 2024, we issued $73,483 in aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $72,410, with $6,659 of such aggregate principal amount scheduled to settle on August 29, 2024.

On August 28, 2024, we announced the declaration of monthly dividends for our Floating Rate Preferred Stock for holders of record on the following dates based on an annualized rate equal to 7.27601% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month), authorized on August 27, 2024, as follows:

Monthly Cash Floating Rate Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
September 2024	9/18/2024	10/1/2024	$0.151584
October 2024	10/16/2024	11/1/2024	$0.151584
November 2024	11/20/2024	12/2/2024	$0.151584
On August 28, 2024, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
September 2024	9/18/2024	10/1/2024	$0.114583
October 2024	10/16/2024	11/1/2024	$0.114583
November 2024	11/20/2024	12/2/2024	$0.114583
On August 28, 2024, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 6.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
September 2024	9/18/2024	10/1/2024	$0.135417
October 2024	10/16/2024	11/1/2024	$0.135417
November 2024	11/20/2024	12/2/2024	$0.135417

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

On August 28, 2024, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
August 2024 - October 2024	10/16/2024	11/1/2024	$0.334375
On August 28, 2024, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
September 2024	9/26/2024	10/22/2024	$0.0600
October 2024	10/29/2024	11/19/2024	$0.0600

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2024, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2024. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024, based upon criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2024 based on Internal Control—Integrated Framework (2013) issued by COSO.
Attestation Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Deloitte & Touche LLP, as auditor of our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of June 30, 2024.
Inherent Limitations on Effectiveness of Controls
A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all control issues or misstatements. Accordingly, our controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our control system are met. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become adequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Prospect Capital Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Prospect Capital Corporation (the “Company”) as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2024 of the Company and our report dated August 28, 2024, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ DELOITTE & TOUCHE LLP

New York, New York
August 28, 2024

Item 9B. Other Information
During the years ended June 30, 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
We have adopted insider trading policies and procedures governing the purchase, sale, and disposition of the our securities by our officers and directors that are reasonably designed to promote compliance with insider trading laws, rules and regulations.
The below table sets forth each class of our outstanding securities as of August 27, 2024:

Title of Class of Securities	Amount Authorized	Amount Held by Registrant or for its Account	Amount Outstanding Exclusive of Amount held by Registrant or for its Account
Common Stock	1,352,100,000	0	428,988,217 shares
Preferred Stock	647,900,000	0	70,580,985 shares
2025 Notes	201,250	0	156,168
2026 Notes	400,000	0	400,000
3.364% 2026 Notes	300,000	0	300,000
3.437% 2028 Notes	300,000	0	300,000
Prospect Capital InterNotes®	1,000,000	0	569,257	(1)
(1) Prospect Capital InterNotes® amount outstanding includes settlements occurring on or before the filing date of the 10-K for the year ended June 30, 2024.

Financial Highlights
The financial highlights for each of the five years ended June 30, 2024 are presented within Note 16. Financial Highlights within our consolidated financial statements. The following is a schedule of financial highlights for each of the fiscal years ended June 30, 2019, June 30, 2018, June 30, 2017, June 30, 2016, and June 30, 2015:

		Year Ended June 30,
	2019	2018		2017	2016	2015
Per Share Data
Net asset value at beginning of year	$9.35	$9.32		$9.62	$10.31	$10.56
Net investment income(1)	0.85	0.79		0.85	1.04	1.03
Net realized and change in unrealized (losses)(1)	(0.46)	0.04		(0.15)	(0.75)	(0.05)
Net increase from operations	0.39	0.83		0.70	0.29	0.98
Distributions of net investment income	(0.72)	(0.77)		(1.00)	(1.00)	(1.19)
Common stock transactions(2)	(0.01)	(0.03)	(4)	—	0.02	(0.04)
Net asset value at end of year	$9.01	$9.35		$9.32	$9.62	$10.31

Per share market value at end of year	$6.53	$6.71		$8.12	$7.82	$7.37
Total return based on market value(3)	8.23%	(7.42%)		16.80%	21.84%	(20.84%)
Total return based on net asset value(3)	7.17%	12.39%		8.98%	7.15%	11.47%
Shares of common stock outstanding at end of year	367,131,025	364,409,938		360,076,933	357,107,231	359,090,759
Weighted average shares of common stock outstanding	365,984,541	361,456,075		358,841,714	356,134,297	353,648,522

Ratios/Supplemental Data
Net assets at end of year	$3,306,275	$3,407,047		$3,354,952	$3,435,917	$3,703,049
Portfolio turnover rate	10.86%	30.70%		23.65%	15.98%	21.89%
Ratio of operating expenses to average net assets	11.65%	11.08%		11.57%	11.95%	11.66%
Ratio of net investment income to average net assets	9.32%	8.57%		8.96%	10.54%	9.87%

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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.
PART III
We will file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2024 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2024 Proxy Statement.
Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2024 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2024 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2024 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2024 Proxy Statement.

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
3.Exhibits – The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
3.3	Articles of Amendment(112)
3.4	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (113)
3.5	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (115)
3.6	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(116)
3.7	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(137)
3.8	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(148)
3.9	Certificate of Correction to Articles Supplementary of Prospect Capital Corporation(149)
3.10	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(181)
3.11	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(200)
3.12	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(216)
3.13	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(217)
3.14	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(235)
3.15	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(278)
3.16	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(279)
3.17	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(285)
4.1	Form of Share Certificate(3)
4.2	Form of Indenture(5)
4.3	Indenture dated as of February 16, 2012, by and between the Registrant and American Stock Transfer & Trust Company, LLC, as Trustee(6)
4.4
Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee (the “U.S. Bank Indenture”)(7)

4.5	Twenty-Second Supplemental Indenture dated as of November 23, 2012, to the U.S. Bank Indenture and Form of 6.625% Prospect Capital InterNote® due 2042(8)
4.6	Twenty-Fourth Supplemental Indenture dated as of November 29, 2012, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2032(9)
4.7	Twenty-Fifth Supplemental Indenture dated as of November 29, 2012, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2042(9)
4.8	Twenty-Eighth Supplemental Indenture dated as of December 6, 2012, to the U.S. Bank Indenture and Form of 6.375% Prospect Capital InterNote® due 2042(10)
4.9	Thirty-First Supplemental Indenture dated as of December 13, 2012, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2042(11)
4.10	Thirty-Fourth Supplemental Indenture dated as of December 20, 2012, to the U.S. Bank Indenture and Form of 6.125% Prospect Capital InterNote® due 2042(12)
4.11	Thirty-Sixth Supplemental Indenture dated as of December 28, 2012, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2030(13)
4.12	Thirty-Seventh Supplemental Indenture dated as of December 28, 2012, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2042(13)
4.13	Thirty-Ninth Supplemental Indenture dated as of January 4, 2013, to the U.S. Bank Indenture and Form of 4.875% Prospect Capital InterNote® due 2031(14)

4.14	Fortieth Supplemental Indenture dated as of January 4, 2013, to the U.S. Bank Indenture and Form of 5.875% Prospect Capital InterNote® due 2043(14)
4.15	Forty-Second Supplemental Indenture dated as of January 10, 2013, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2031(15)
4.16	Forty-Third Supplemental Indenture dated as of January 10, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2043(15)
4.17	Forty-Fifth Supplemental Indenture dated as of January 17, 2013, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2031(16)
4.18	Forty-Sixth Supplemental Indenture dated as of January 17, 2013, to the U.S. Bank Indenture and Form of 5.625% Prospect Capital InterNote® due 2043(16)
4.19	Forty-Eighth Supplemental Indenture dated as of January 25, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2031(17)
4.20	Forty-Ninth Supplemental Indenture dated as of January 25, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(17)
4.21	Fifty-First Supplemental Indenture dated as of January 31, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2031(18)
4.22	Fifty-Second Supplemental Indenture dated as of January 31, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(18)
4.23	Fifty-Fourth Supplemental Indenture dated as of February 7, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2031(19)
4.24	Fifty-Fifth Supplemental Indenture dated as of February 7, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(19)
4.25	Fifty-Seventh Supplemental Indenture dated as of February 22, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2031(20)
4.26	Fifty-Eighth Supplemental Indenture dated as of February 22, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(20)
4.27	Sixtieth Supplemental Indenture dated as of February 28, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2031(21)
4.28	Sixty-First Supplemental Indenture dated as of February 28, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(21)
4.29	Sixty-Third Supplemental Indenture dated as of March 7, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2031(22)
4.30	Sixty-Fourth Supplemental Indenture dated as of March 7, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(22)
4.31	Sixty-Sixth Supplemental Indenture dated as of March 14, 2013, to the U.S. Bank Indenture and Form of 4.125% to 6.000% Prospect Capital InterNote® due 2031(23)
4.32	Sixty-Seventh Supplemental Indenture dated as of March 14, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(23)
4.33	Seventieth Supplemental Indenture dated as of March 21, 2013, to the U.S. Bank Indenture and Form of 4.125% to 6.000% Prospect Capital InterNote® due 2031(24)
4.34	Seventy-First Supplemental Indenture dated as of March 21, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(24)
4.35	Seventy-Fourth Supplemental Indenture dated as of March 28, 2013, to the U.S. Bank Indenture and Form of 4.125% to 6.000% Prospect Capital InterNote® due 2031(25)
4.36	Seventy-Fifth Supplemental Indenture dated as of March 28, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(25)
4.37	Seventy-Eighth Supplemental Indenture dated as of April 4, 2013, to the U.S. Bank Indenture and Form of 4.625% to 6.500% Prospect Capital InterNote® due 2031(26)
4.38	Seventy-Ninth Supplemental Indenture dated as of April 4, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2043(26)
4.39	Eighty-Second Supplemental Indenture dated as of April 11, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2031(27)
4.40	Eighty-Third Supplemental Indenture dated as of April 11, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2043(27)
4.41	Eighty-Sixth Supplemental Indenture dated as of April 18, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2031(28)
4.42	Eighty-Seventh Supplemental Indenture dated as of April 18, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2043(28)
4.43	Eighty-Ninth Supplemental Indenture dated as of April 25, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2031(29)

4.44	Ninetieth Supplemental Indenture dated as of April 25, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2043(29)
4.45	Ninety-Second Supplemental Indenture dated as of May 2, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(30)
4.46	Ninety-Third Supplemental Indenture dated as of May 2, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(30)
4.47	Ninety-Fifth Supplemental Indenture dated as of May 9, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(31)
4.48	Ninety-Sixth Supplemental Indenture dated as of May 9, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(31)
4.49	Ninety-Eighth Supplemental Indenture dated as of May 23, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(32)
4.50	Ninety-Ninth Supplemental Indenture dated as of May 23, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(32)
4.51	One Hundredth Supplemental Indenture dated as of May 23, 2013, to the U.S. Bank Indenture and Form of 5.000% to 7.000% Prospect Capital InterNote® due 2028(32)
4.52	One Hundred-Second Supplemental Indenture dated as of May 31, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(33)
4.53	One Hundred-Third Supplemental Indenture dated as of May 31, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(33)
4.54	One Hundred-Fifth Supplemental Indenture dated as of June 6, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(34)
4.55	One Hundred-Sixth Supplemental Indenture dated as of June 6, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(34)
4.56	One Hundred-Seventh Supplemental Indenture dated as of June 6, 2013, to the U.S. Bank Indenture and Form of 5.000% to 7.000% Prospect Capital InterNote® due 2028(34)
4.57	One Hundred-Ninth Supplemental Indenture dated as of June 13, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(35)
4.58	One Hundred-Tenth Supplemental Indenture dated as of June 13, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(35)
4.59	One Hundred-Twelfth Supplemental Indenture dated as of June 20, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(36)
4.60	One Hundred-Thirteenth Supplemental Indenture dated as of June 20, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(36)
4.61	One Hundred-Fifteenth Supplemental Indenture dated as of June 27, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2031(37)
4.62	One Hundred-Sixteenth Supplemental Indenture dated as of June 27, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(37)
4.63	One Hundred-Eighteenth Supplemental Indenture dated as of July 5, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2031(38)
4.64	One Hundred-Nineteenth Supplemental Indenture dated as of July 5, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(38)
4.65	One Hundred-Twentieth Supplemental Indenture dated as of July 5, 2013, to the U.S. Bank Indenture and Form of 6.750% Prospect Capital InterNote® due 2043(38)
4.66	One Hundred Twenty-Second Supplemental Indenture dated as of July 11, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2031(39)
4.67	One Hundred Twenty-Third Supplemental Indenture dated as of July 11, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(39)
4.68	One Hundred Twenty-Fourth Supplemental Indenture dated as of July 11, 2013, to the U.S. Bank Indenture and Form of 6.750% Prospect Capital InterNote® due 2043(39)
4.69	One Hundred Twenty-Sixth Supplemental Indenture dated as of July 18, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(40)
4.70	One Hundred Twenty-Seventh Supplemental Indenture dated as of July 18, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(40)
4.71	One Hundred Twenty-Eighth Supplemental Indenture dated as of July 18, 2013, to the U.S. Bank Indenture and Form of 6.750% Prospect Capital InterNote® due 2043(40)
4.72	One Hundred Thirtieth Supplemental Indenture dated as of July 25, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(41)
4.73	One Hundred Thirty-First Supplemental Indenture dated as of July 25, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(41)

4.74	One Hundred Thirty-Second Supplemental Indenture dated as of July 25, 2013, to the U.S. Bank Indenture and Form of 6.750% Prospect Capital InterNote® due 2043(41)
4.75	One Hundred Thirty-Fifth Supplemental Indenture dated as of August 1, 2013, to the U.S. Bank Indenture and Form of 6.125% Prospect Capital InterNote® due 2031(42)
4.76	One Hundred Thirty-Sixth Supplemental Indenture dated as of August 1, 2013, to the U.S. Bank Indenture and Form of 6.625% Prospect Capital InterNote® due 2043(42)
4.77	One Hundred Thirty-Ninth Supplemental Indenture dated as of August 8, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2031(43)
4.78	One Hundred Fortieth Supplemental Indenture dated as of August 8, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(43)
4.79	One Hundred Forty-Third Supplemental Indenture dated as of August 15, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(44)
4.80	One Hundred Forty-Fourth Supplemental Indenture dated as of August 15, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(44)
4.81	One Hundred Forty-Seventh Supplemental Indenture dated as of August 22, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(46)
4.82	One Hundred Forty-Eighth Supplemental Indenture dated as of August 22, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(46)
4.83	One Hundred Fifty-First Supplemental Indenture dated as of September 6, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(47)
4.84	One Hundred Fifty-Second Supplemental Indenture dated as of September 6, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(47)
4.85	One Hundred Fifty-Fifth Supplemental Indenture dated as of September 12, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(48)
4.86	One Hundred Fifty-Sixth Supplemental Indenture dated as of September 12, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(48)
4.87	One Hundred Fifty-Ninth Supplemental Indenture dated as of September 19, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(49)
4.88	One Hundred Sixtieth Supplemental Indenture dated as of September 19, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(49)
4.89	One Hundred Sixty-Third Supplemental Indenture dated as of September 26, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(50)
4.90	One Hundred Sixty-Fourth Supplemental Indenture dated as of September 26, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(50)
4.91	One Hundred Sixty-Seventh Supplemental Indenture dated as of October 3, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(51)
4.92	One Hundred Sixty-Eighth Supplemental Indenture dated as of October 3, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(51)
4.93	One Hundred Seventy-First Supplemental Indenture dated as of October 10, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(52)
4.94	One Hundred Seventy-Second Supplemental Indenture dated as of October 10, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(52)
4.95	One Hundred Seventy-Fifth Supplemental Indenture dated as of October 18, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(53)
4.96	One Hundred Seventy-Sixth Supplemental Indenture dated as of October 18, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(53)
4.97	One Hundred Eightieth Supplemental Indenture dated as of October 24, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(54)
4.98	One Hundred Eighty-First Supplemental Indenture dated as of October 24, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(54)
4.99	One Hundred Eighty-Fifth Supplemental Indenture dated as of October 31, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(55)
4.100	One Hundred Eighty-Sixth Supplemental Indenture dated as of October 31, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(55)
4.101	One Hundred Ninetieth Supplemental Indenture dated as of November 7, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(56)
4.102	One Hundred Ninety-First Supplemental Indenture dated as of November 7, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(56)
4.103	One Hundred Ninety-Fifth Supplemental Indenture dated as of November 15, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(57)

4.104	One Hundred Ninety-Sixth Supplemental Indenture dated as of November 15, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(57)
4.105	Two Hundredth Supplemental Indenture dated as of November 21, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(58)
4.106	Two Hundred First Supplemental Indenture dated as of November 21, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(58)
4.107	Two Hundred Fifth Supplemental Indenture dated as of November 29, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(59)
4.108	Two Hundred Sixth Supplemental Indenture dated as of November 29, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(59)
4.109	Two Hundred Tenth Supplemental Indenture dated as of December 5, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(60)
4.110	Two Hundred Eleventh Supplemental Indenture dated as of December 5, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(60)
4.111	Two Hundred Fifteenth Supplemental Indenture dated as of December 12, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(61)
4.112	Two Hundred Sixteenth Supplemental Indenture dated as of December 12, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(61)
4.113	Two Hundred Twentieth Supplemental Indenture dated as of December 19, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(62)
4.114	Two Hundred Twenty-First Supplemental Indenture dated as of December 19, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(62)
4.115	Two Hundred Twenty-Fifth Supplemental Indenture dated as of December 27, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(63)
4.116	Two Hundred Twenty-Sixth Supplemental Indenture dated as of December 27, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(63)
4.117	Two Hundred Thirtieth Supplemental Indenture dated as of January 3, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(64)
4.118	Two Hundred Thirty-First Supplemental Indenture dated as of January 3, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(64)
4.119	Two Hundred Thirty-Fifth Supplemental Indenture dated as of January 9, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(65)
4.120	Two Hundred Thirty-Sixth Supplemental Indenture dated as of January 9, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(65)
4.121	Two Hundred Fortieth Supplemental Indenture dated as of January 16, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(66)
4.122	Two Hundred Forty-First Supplemental Indenture dated as of January 16, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(66)
4.123	Two Hundred Forty-Fifth Supplemental Indenture dated as of January 24, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(67)
4.124	Two Hundred Forty-Sixth Supplemental Indenture dated as of January 24, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(67)
4.125	Two Hundred Fiftieth Supplemental Indenture dated as of January 30, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(68)
4.126	Two Hundred Fifty-First Supplemental Indenture dated as of January 30, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(68)
4.127	Two Hundred Fifty-Fifth Supplemental Indenture dated as of February 6, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(69)
4.128	Two Hundred Fifty-Sixth Supplemental Indenture dated as of February 6, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(69)
4.129	Two Hundred Sixtieth Supplemental Indenture dated as of February 13, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(70)
4.130	Two Hundred Sixty-First Supplemental Indenture dated as of February 13, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(70)
4.131	Two Hundred Sixty-Fifth Supplemental Indenture dated as of February 21, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(71)
4.132	Two Hundred Sixty-Sixth Supplemental Indenture dated as of February 21, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(71)
4.133	Two Hundred Seventy-First Supplemental Indenture dated as of February 27, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2026(72)

4.134	Two Hundred Seventy-Second Supplemental Indenture dated as of February 27, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(72)
4.135	Two Hundred Seventy-Sixth Supplemental Indenture dated as of March 6, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2026(73)
4.136	Two Hundred Seventy-Seventh Supplemental Indenture dated as of March 6, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(73)
4.137	Two Hundred Eighty-First Supplemental Indenture dated as of March 13, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2026(74)
4.138	Two Hundred Eighty-Second Supplemental Indenture dated as of March 13, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(74)
4.139	Two Hundred Eighty-Seventh Supplemental Indenture dated as of March 20, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2026(75)
4.140	Two Hundred Eighty-Eighth Supplemental Indenture dated as of March 20, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(75)
4.141	Two Hundred Ninety-Second Supplemental Indenture dated as of March 27, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2026(76)
4.142	Two Hundred Ninety-Third Supplemental Indenture dated as of March 27, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(76)
4.143	Two Hundred Ninety-Seventh Supplemental Indenture dated as of April 3, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(77)
4.144	Two Hundred Ninety-Eighth Supplemental Indenture dated as of April 3, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(77)
4.145	Three Hundred Second Supplemental Indenture dated as of April 10, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(78)
4.146	Three Hundred Third Supplemental Indenture dated as of April 10, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(78)
4.147	Three Hundred Seventh Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(79)
4.148	Three Hundred Eighth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(79)
4.149	Three Hundred Eighteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(80)
4.150	Three Hundred Twenty-Third Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(81)
4.151	Supplemental Indenture dated as of February 7, 2019, to the U.S. Bank Indenture and Form of 6.875% Note due 2029(93)
4.152	Supplemental Indenture dated as of March 1, 2019, to the U.S. Bank Indenture, and Form of 6.375% Convertible Note due 2025(94)
4.153	Seven Hundred Nineteenth Supplemental Indenture dated as of August 1, 2019, to the U.S. Bank Indenture, and Form of 4.250% to 6.750% Prospect Capital InterNote® due 2029(96)
4.154	Seven Hundred Twenty-Third Supplemental Indenture dated as of August 8, 2019, to the U.S. Bank Indenture, and Form of 4.250% to 6.750% Prospect Capital InterNote® due 2029(97)
4.155	Seven Hundred Twenty-Seventh Supplemental Indenture dated as of August 15, 2019, to the U.S. Bank Indenture, and Form of 4.000% to 6.500% Prospect Capital InterNote® due 2029(98)
4.156	Seven Hundred Thirtieth Supplemental Indenture dated as of August 22, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(99)
4.157	Seven Hundred Thirty-First Supplemental Indenture dated as of August 22, 2019, to the U.S. Bank Indenture, and Form of 3.750% to 6.250% Prospect Capital InterNote® due 2029(99)
4.158	Seven Hundred Thirty-Fourth Supplemental Indenture dated as of September 26, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(101)
4.159	Seven Hundred Thirty-Fifth Supplemental Indenture dated as of September 26, 2019, to the U.S. Bank Indenture, and Form of 3.750% to 6.250% Prospect Capital InterNote® due 2029(101)
4.160	Seven Hundred Thirty-Eighth Supplemental Indenture dated as of October 3, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(102)
4.161	Seven Hundred Thirty-Ninth Supplemental Indenture dated as of October 3, 2019, to the U.S. Bank Indenture, and Form of 3.750% to 6.250% Prospect Capital InterNote® due 2029(102)
4.162	Seven Hundred Forty-Second Supplemental Indenture dated as of October 10, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(103)
4.163	Seven Hundred Forty-Third Supplemental Indenture dated as of October 10, 2019, to the U.S. Bank Indenture, and Form of 3.750% to 6.250% Prospect Capital InterNote® due 2029(103)

4.164	Seven Hundred Forty-Sixth Supplemental Indenture dated as of October 18, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(104)
4.165	Seven Hundred Forty-Ninth Supplemental Indenture dated as of October 24, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(106)
4.166	Seven Hundred Fifty-Second Supplemental Indenture dated as of October 31, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(106)
4.167	Seven Hundred Seventieth Supplemental Indenture dated as of December 19, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(107)
4.168	Seven Hundred Ninety-Fourth Supplemental Indenture dated as of February 12, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2030(108)
4.169	Nine Hundred Fourteenth Supplemental Indenture dated as of January 7, 2021, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2031(118)
4.170	Nine Hundred Seventeenth Supplemental Indenture dated as of January 14, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2028(119)
4.171	Nine Hundred Eighteenth Supplemental Indenture dated as of January 14, 2021, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2031(119)
4.172	Supplemental Indenture, dated as of January 22, 2021, by and between Prospect Capital Corporation and U.S. Bank National Association, as Trustee(120)
4.173	Form of Global Note of 3.706% Notes due 2026(121)
4.174	Nine Hundred Twenty-Third Supplemental Indenture dated as of January 28, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(122)
4.175	Nine Hundred Twenty-Fourth Supplemental Indenture dated as of January 28, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2028(122)
4.176	Nine Hundred Twenty-Fifth Supplemental Indenture dated as of January 28, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(122)
4.177	Nine Hundred Twenty-Sixth Supplemental Indenture dated as of February 4, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(123)
4.178	Nine Hundred Twenty-Seventh Supplemental Indenture dated as of February 4, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(123)
4.179	Nine Hundred Twenty-Eighth Supplemental Indenture dated as of February 4, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(123)
4.180	Nine Hundred Twenty-Ninth Supplemental Indenture dated as of February 11, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(124)
4.181	Nine Hundred Thirtieth Supplemental Indenture dated as of February 11, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(124)
4.182	Nine Hundred Thirty-First Supplemental Indenture dated as of February 11, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(124)
4.183	Nine Hundred Thirty-Second Supplemental Indenture dated as of February 25, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(125)
4.184	Nine Hundred Thirty-Third Supplemental Indenture dated as of February 25, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(125)
4.185	Nine Hundred Thirty-Fourth Supplemental Indenture dated as of February 25, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(125)
4.186	Nine Hundred Thirty-Fifth Supplemental Indenture dated as of March 4, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(127)
4.187	Nine Hundred Thirty-Sixth Supplemental Indenture dated as of March 4, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(127)
4.188	Nine Hundred Thirty-Seventh Supplemental Indenture dated as of March 4, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(127)
4.189	Nine Hundred Thirty-Eighth Supplemental Indenture dated as of March 11, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(128)
4.190	Nine Hundred Thirty-Ninth Supplemental Indenture dated as of March 11, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(128)
4.191	Nine Hundred Fortieth Supplemental Indenture dated as of March 11, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(128)
4.192	Nine Hundred Forty-First Supplemental Indenture dated as of March 18, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(129)
4.193	Nine Hundred Forty-Second Supplemental Indenture dated as of March 18, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(129)

4.194	Nine Hundred Forty-Third Supplemental Indenture dated as of March 18, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(129)
4.195	Nine Hundred Forty-Fourth Supplemental Indenture dated as of March 25, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(130)
4.196	Nine Hundred Forty-Fifth Supplemental Indenture dated as of March 25, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(130)
4.197	Nine Hundred Forty-Sixth Supplemental Indenture dated as of March 25, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(130)
4.198	Nine Hundred Forty-Seventh Supplemental Indenture dated as of April 1, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(131)
4.199	Nine Hundred Forty-Eighth Supplemental Indenture dated as of April 1, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(131)
4.200	Nine Hundred Forty-Ninth Supplemental Indenture dated as of April 1, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(131)
4.201	Nine Hundred Fiftieth Supplemental Indenture dated as of April 8, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(132)
4.202	Nine Hundred Fifty-First Supplemental Indenture dated as of April 8, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(132)
4.203	Nine Hundred Fifty-Second Supplemental Indenture dated as of April 8, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(132)
4.204	Nine Hundred Fifty-Third Supplemental Indenture dated as of April 15, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(133)
4.205	Nine Hundred Fifty-Fourth Supplemental Indenture dated as of April 15, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(133)
4.206	Nine Hundred Fifty-Fifth Supplemental Indenture dated as of April 15, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(133)
4.207	Nine Hundred Fifty-Sixth Supplemental Indenture dated as of April 22, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(134)
4.208	Nine Hundred Fifty-Seventh Supplemental Indenture dated as of April 22, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(134)
4.209	Nine Hundred Fifty-Eighth Supplemental Indenture dated as of April 22, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(134)
4.210	Nine Hundred Fifty-Ninth Supplemental Indenture dated as of April 29, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(135)
4.211	Nine Hundred Sixtieth Supplemental Indenture dated as of April 29, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(135)
4.212	Nine Hundred Sixty-First Supplemental Indenture dated as of April 29, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(135)
4.213	Nine Hundred Sixty-Second Supplemental Indenture dated as of May 6, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(136)
4.214	Nine Hundred Sixty-Third Supplemental Indenture dated as of May 6, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(136)
4.215	Nine Hundred Sixty-Fourth Supplemental Indenture dated as of May 6, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(136)
4.216	Nine Hundred Sixty-Fifth Supplemental Indenture dated as of May 20, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(137)
4.217	Nine Hundred Sixty-Sixth Supplemental Indenture dated as of May 20, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(137)
4.218	Nine Hundred Sixty-Seventh Supplemental Indenture dated as of May 20, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(137)
4.219	Nine Hundred Sixty-Eighth Supplemental Indenture dated as of May 27, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(140)
4.220	Nine Hundred Sixty-Ninth Supplemental Indenture dated as of May 27, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(140)
4.221	Nine Hundred Seventieth Supplemental Indenture dated as of May 27, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(140)
4.222	Supplemental Indenture, dated as of May 27, 2021, by and between Prospect Capital Corporation and U.S. Bank National Association, as Trustee(141)
4.223	Form of Global Note of 3.364% Notes due 2026 (141)

4.224	Nine Hundred Seventy-First Supplemental Indenture dated as of June 4, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2027(142)
4.225	Nine Hundred Seventy-Second Supplemental Indenture dated as of June 4, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2029(142)
4.226	Nine Hundred Seventy-Third Supplemental Indenture dated as of June 4, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(142)
4.227	Nine Hundred Seventy-Fourth Supplemental Indenture dated as of June 10, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2027(143)
4.228	Nine Hundred Seventy-Fifth Supplemental Indenture dated as of June 10, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2029(143)
4.229	Nine Hundred Seventy-Sixth Supplemental Indenture dated as of June 10, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(143)
4.230	Nine Hundred Seventy-Seventh Supplemental Indenture dated as of June 17, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2027(144)
4.231	Nine Hundred Seventy-Eighth Supplemental Indenture dated as of June 17, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2029(144)
4.232	Nine Hundred Seventy-Ninth Supplemental Indenture dated as of June 17, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(144)
4.233	Nine Hundred Eightieth Supplemental Indenture dated as of June 24, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2027(145)
4.234	Nine Hundred Eighty-First Supplemental Indenture dated as of June 24, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2029(145)
4.235	Nine Hundred Eighty-Second Supplemental Indenture dated as of June 24, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2031(145)
4.236	Nine Hundred Eighty-Third Supplemental Indenture dated as of June 24, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2033(145)
4.237	Nine Hundred Eighty-Fourth Supplemental Indenture dated as of July 1, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2027(146)
4.238	Nine Hundred Eighty-Fifth Supplemental Indenture dated as of July 1, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2029(146)
4.239	Nine Hundred Eighty-Sixth Supplemental Indenture dated as of July 1, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2031(146)
4.240	Nine Hundred Eighty-Seventh Supplemental Indenture dated as of July 1, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2033(146)
4.241	Nine Hundred Eighty-Eighth Supplemental Indenture dated as of July 9, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(147)
4.242	Nine Hundred Eighty-Ninth Supplemental Indenture dated as of July 9, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(147)
4.243	Nine Hundred Ninetieth Supplemental Indenture dated as of July 9, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2033(147)
4.244	Nine Hundred Ninety-First Supplemental Indenture dated as of July 9, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2036(147)
4.245	Nine Hundred Ninety-Second Supplemental Indenture dated as of July 15, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(148)
4.246	Nine Hundred Ninety-Third Supplemental Indenture dated as of July 15, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(148)
4.247	Nine Hundred Ninety-Fourth Supplemental Indenture dated as of July 15, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(148)
4.248	Nine Hundred Ninety-Fifth Supplemental Indenture dated as of July 15, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2033(148)
4.249	Nine Hundred Ninety-Sixth Supplemental Indenture dated as of July 15, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2036(148)
4.250	Nine Hundred Ninety-Seventh Supplemental Indenture dated as of July 22, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(151)
4.251	Nine Hundred Ninety-Eighth Supplemental Indenture dated as of July 22, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(151)
4.252	Nine Hundred Ninety-Ninth Supplemental Indenture dated as of July 22, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(151)
4.253	One Thousandth Supplemental Indenture dated as of July 22, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(151)

4.254	One Thousand First Supplemental Indenture dated as of July 22, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(151)
4.255	One Thousand Second Supplemental Indenture dated as of July 29, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(152)
4.256	One Thousand Third Supplemental Indenture dated as of July 29, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(152)
4.257	One Thousand Fourth Supplemental Indenture dated as of July 29, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(152)
4.258	One Thousand Fifth Supplemental Indenture dated as of July 29, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(152)
4.259	One Thousand Sixth Supplemental Indenture dated as of July 29, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(152)
4.260	One Thousand Seventh Supplemental Indenture dated as of August 5, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(153)
4.261	One Thousand Eighth Supplemental Indenture dated as of August 5, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(153)
4.262	One Thousand Ninth Supplemental Indenture dated as of August 5, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(153)
4.263	One Thousand Tenth Supplemental Indenture dated as of August 5, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(153)
4.264	One Thousand Eleventh Supplemental Indenture dated as of August 5, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(153)
4.265	One Thousand Twelfth Supplemental Indenture dated as of August 12, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(154)
4.266	One Thousand Thirteenth Supplemental Indenture dated as of August 12, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(154)
4.267	One Thousand Fourteenth Supplemental Indenture dated as of August 12, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(154)
4.268	One Thousand Fifteenth Supplemental Indenture dated as of August 12, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(154)
4.269	One Thousand Sixteenth Supplemental Indenture dated as of August 12, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(154)
4.270	One Thousand Seventeenth Supplemental Indenture dated as of August 19, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(155)
4.271	One Thousand Eighteenth Supplemental Indenture dated as of August 19, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(155)
4.272	One Thousand Nineteenth Supplemental Indenture dated as of August 19, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(155)
4.273	One Thousand Twentieth Supplemental Indenture dated as of August 19, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(155)
4.274	One Thousand Twenty-First Supplemental Indenture dated as of August 19, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(155)
4.275	One Thousand Twenty-Second Supplemental Indenture dated as of August 26, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(156)
4.276	One Thousand Twenty-Third Supplemental Indenture dated as of August 26, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(156)
4.277	One Thousand Twenty-Fourth Supplemental Indenture dated as of August 26, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(156)
4.278	One Thousand Twenty-Fifth Supplemental Indenture dated as of August 26, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(156)
4.279	One Thousand Twenty-Sixth Supplemental Indenture dated as of August 26, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(156)
4.280	One Thousand Twenty-Seventh Supplemental Indenture dated as of September 10, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(157)
4.281	One Thousand Twenty-Eighth Supplemental Indenture dated as of September 10, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(157)
4.282	One Thousand Twenty-Ninth Supplemental Indenture dated as of September 10, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(157)
4.283	One Thousand Thirtieth Supplemental Indenture dated as of September 10, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(157)

4.284	One Thousand Thirty-First Supplemental Indenture dated as of September 10, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(157)
4.285	One Thousand Thirty-Second Supplemental Indenture dated as of September 16, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(158)
4.286	One Thousand Thirty-Third Supplemental Indenture dated as of September 16, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(158)
4.287	One Thousand Thirty-Fourth Supplemental Indenture dated as of September 16, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(158)
4.288	One Thousand Thirty-Fifth Supplemental Indenture dated as of September 16, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(158)
4.289	One Thousand Thirty-Sixth Supplemental Indenture dated as of September 16, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(158)
4.290	One Thousand Thirty-Seventh Supplemental Indenture dated as of September 23, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(159)
4.291	One Thousand Thirty-Eighth Supplemental Indenture dated as of September 23, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(159)
4.292	One Thousand Thirty-Ninth Supplemental Indenture dated as of September 23, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(159)
4.293	One Thousand Fortieth Supplemental Indenture dated as of September 23, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(159)
4.294	One Thousand Forty-First Supplemental Indenture dated as of September 23, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(159)
4.295	One Thousand Forty-Second Supplemental Indenture dated as of September 30, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(161)
4.296	One Thousand Forty-Third Supplemental Indenture dated as of September 30, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(161)
4.297	One Thousand Forty-Fourth Supplemental Indenture dated as of September 30, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(161)
4.298	One Thousand Forty-Fifth Supplemental Indenture dated as of September 30, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(161)
4.299	One Thousand Forty-Sixth Supplemental Indenture dated as of September 30, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(161)
4.300	One Thousand Forty-Seventh Supplemental Indenture dated as of October 7, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(163)
4.301	One Thousand Forty-Eighth Supplemental Indenture dated as of October 7, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(163)
4.302	One Thousand Forty-Ninth Supplemental Indenture dated as of October 7, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(163)
4.303	One Thousand Fiftieth Supplemental Indenture dated as of October 7, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(163)
4.304	One Thousand Fifty-First Supplemental Indenture dated as of October 7, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(163)
4.305	One Thousand Fifty-Second Supplemental Indenture dated as of October 15, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(164)
4.306	One Thousand Fifty-Third Supplemental Indenture dated as of October 15, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(164)
4.307	One Thousand Fifty-Fourth Supplemental Indenture dated as of October 15, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(164)
4.308	One Thousand Fifty-Fifth Supplemental Indenture dated as of October 15, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(164)
4.309	One Thousand Fifty-Sixth Supplemental Indenture dated as of October 15, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(164)
4.310	One Thousand Fifty-Seventh Supplemental Indenture dated as of October 21, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(165)
4.311	One Thousand Fifty-Eighth Supplemental Indenture dated as of October 21, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(165)
4.312	One Thousand Fifty-Ninth Supplemental Indenture dated as of October 21, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(165)
4.313	One Thousand Sixtieth Supplemental Indenture dated as of October 21, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(165)

4.314	One Thousand Sixty-First Supplemental Indenture dated as of October 21, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(165)
4.315	One Thousand Sixty-Second Supplemental Indenture dated as of October 28, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(166)
4.316	One Thousand Sixty-Third Supplemental Indenture dated as of October 28, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(166)
4.317	One Thousand Sixty-Fourth Supplemental Indenture dated as of October 28, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(166)
4.318	One Thousand Sixty-Fifth Supplemental Indenture dated as of October 28, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(166)
4.319	One Thousand Sixty-Sixth Supplemental Indenture dated as of October 28, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(166)
4.320	One Thousand Sixty-Seventh Supplemental Indenture dated as of November 4, 2021, to the U.S. Bank Indenture, and Form of 2.400% Prospect Capital InterNote® due 2026(167)
4.321	One Thousand Sixty-Eighth Supplemental Indenture dated as of November 4, 2021, to the U.S. Bank Indenture, and Form of 2.800% Prospect Capital InterNote® due 2028(167)
4.322	One Thousand Sixty-Ninth Supplemental Indenture dated as of November 4, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2031(167)
4.323	One Thousand Seventieth Supplemental Indenture dated as of November 4, 2021, to the U.S. Bank Indenture, and Form of 3.600% Prospect Capital InterNote® due 2036(167)
4.324	One Thousand Seventy-First Supplemental Indenture dated as of November 4, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(167)
4.325	One Thousand Seventy-Second Supplemental Indenture dated as of November 18, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(168)
4.326	One Thousand Seventy-Third Supplemental Indenture dated as of November 18, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(168)
4.327	One Thousand Seventy-Fourth Supplemental Indenture dated as of November 18, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(168)
4.328	One Thousand Seventy-Fifth Supplemental Indenture dated as of November 18, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2036(168)
4.329	One Thousand Seventy-Sixth Supplemental Indenture dated as of November 18, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(168)
4.330	One Thousand Seventy-Seventh Supplemental Indenture dated as of November 26, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(169)
4.331	One Thousand Seventy-Eighth Supplemental Indenture dated as of November 26, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(169)
4.332	One Thousand Seventy-Ninth Supplemental Indenture dated as of November 26, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(169)
4.333	One Thousand Eightieth Supplemental Indenture dated as of November 26, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2036(169)
4.334	One Thousand Eighty-First Supplemental Indenture dated as of November 26, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(169)
4.335	One Thousand Eighty-Second Supplemental Indenture dated as of December 2, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2026(170)
4.336	One Thousand Eighty-Third Supplemental Indenture dated as of December 2, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2028(170)
4.337	One Thousand Eighty-Fourth Supplemental Indenture dated as of December 2, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(170)
4.338	One Thousand Eighty-Sixth Supplemental Indenture dated as of December 2, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(170)
4.339	One Thousand Eighty-Seventh Supplemental Indenture dated as of December 9, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(171)
4.340	One Thousand Eighty-Eighth Supplemental Indenture dated as of December 9, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2028(171)
4.341	One Thousand Eighty-Ninth Supplemental Indenture dated as of December 9, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(171)
4.342	One Thousand Ninetieth Supplemental Indenture dated as of December 9, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2036(171)
4.343	One Thousand Ninety-First Supplemental Indenture dated as of December 9, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(171)

4.344	One Thousand Ninety-Second Supplemental Indenture dated as of December 16, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(172)
4.345	One Thousand Ninety-Third Supplemental Indenture dated as of December 16, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2028(172)
4.346	One Thousand Ninety-Fourth Supplemental Indenture dated as of December 16, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(172)
4.347	One Thousand Ninety-Fifth Supplemental Indenture dated as of December 16, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2036(172)
4.348	One Thousand Ninety-Sixth Supplemental Indenture dated as of December 16, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(172)
4.349	One Thousand Ninety-Seventh Supplemental Indenture dated as of December 23, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2026(173)
4.350	One Thousand Ninety-Eighth Supplemental Indenture dated as of December 23, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(173)
4.351	One Thousand Ninety-Ninth Supplemental Indenture dated as of December 23, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2031(173)
4.352	One Thousand One Hundredth Supplemental Indenture dated as of December 23, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2036(173)
4.353	One Thousand One Hundred First Supplemental Indenture dated as of December 23, 2021, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2051(173)
4.354	One Thousand One Hundred Second Supplemental Indenture dated as of December 30, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2026(174)
4.355	One Thousand One Hundred Third Supplemental Indenture dated as of December 30, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(174)
4.356	One Thousand One Hundred Fifth Supplemental Indenture dated as of December 30, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2036(174)
4.357	One Thousand One Hundred Sixth Supplemental Indenture dated as of December 30, 2021, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2051(174)
4.358	One Thousand One Hundred Seventh Supplemental Indenture dated as of January 6, 2022, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2027(175)
4.359	One Thousand One Hundred Eighth Supplemental Indenture dated as of January 6, 2022, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2029(175)
4.360	One Thousand One Hundred Ninth Supplemental Indenture dated as of January 6, 2022, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2032(175)
4.361	One Thousand One Hundred Tenth Supplemental Indenture dated as of January 6, 2022, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2037(175)
4.362	One Thousand One Hundred Eleventh Supplemental Indenture dated as of January 6, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2052(175)
4.363	One Thousand One Hundred Twelfth Supplemental Indenture dated as of January 13, 2022, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2027(176)
4.364	One Thousand One Hundred Thirteenth Supplemental Indenture dated as of January 13, 2022, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2029(176)
4.365	One Thousand One Hundred Fourteenth Supplemental Indenture dated as of January 13, 2022, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2032(176)
4.366	One Thousand One Hundred Fifteenth Supplemental Indenture dated as of January 13, 2022, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2037(176)
4.367	One Thousand One Hundred Sixteenth Supplemental Indenture dated as of January 13, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2052(176)
4.368	One Thousand One Hundred Seventeenth Supplemental Indenture dated as of January 21, 2022, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2027(177)
4.369	One Thousand One Hundred Eighteenth Supplemental Indenture dated as of January 21, 2022, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2029(177)
4.370	One Thousand One Hundred Nineteenth Supplemental Indenture dated as of January 21, 2022, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2032(177)
4.371	One Thousand One Hundred Twentieth Supplemental Indenture dated as of January 21, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2037(177)
4.372	One Thousand One Hundred Twenty-First Supplemental Indenture dated as of January 21, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2052(177)
4.373	One Thousand One Hundred Twenty-Second Supplemental Indenture dated as of January 27, 2022, to the U.S. Bank Indenture, and Form of 3.625% Prospect Capital InterNote® due 2027(178)

4.374	One Thousand One Hundred Twenty-Third Supplemental Indenture dated as of January 27, 2022, to the U.S. Bank Indenture, and Form of 3.875% Prospect Capital InterNote® due 2029(178)
4.375	One Thousand One Hundred Twenty-Fourth Supplemental Indenture dated as of January 27, 2022, to the U.S. Bank Indenture, and Form of 4.125% Prospect Capital InterNote® due 2032(178)
4.376	One Thousand One Hundred Twenty-Fifth Supplemental Indenture dated as of January 27, 2022, to the U.S. Bank Indenture, and Form of 4.375% Prospect Capital InterNote® due 2037(178)
4.377	One Thousand One Hundred Twenty-Sixth Supplemental Indenture dated as of January 27, 2022, to the U.S. Bank Indenture, and Form of 4.625% Prospect Capital InterNote® due 2052(178)
4.378	One Thousand One Hundred Twenty-Seventh Supplemental Indenture dated as of February 3, 2022, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2027(179)
4.379	One Thousand One Hundred Twenty-Eighth Supplemental Indenture dated as of February 3, 2022, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2029(179)
4.380	One Thousand One Hundred Twenty-Ninth Supplemental Indenture dated as of February 3, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2032(179)
4.381	One Thousand One Hundred Thirtieth Supplemental Indenture dated as of February 3, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2037(179)
4.382	One Thousand One Hundred Thirty-First Supplemental Indenture dated as of February 10, 2022, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2027(180)
4.383	One Thousand One Hundred Thirty-Second Supplemental Indenture dated as of February 10, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(180)
4.384	One Thousand One Hundred Thirty-Third Supplemental Indenture dated as of February 10, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2032(180)
4.385	One Thousand One Hundred Thirty-Fourth Supplemental Indenture dated as of February 25, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(185)
4.386	One Thousand One Hundred Thirty-Fifth Supplemental Indenture dated as of February 25, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(185)
4.387	One Thousand One Hundred Thirty-Sixth Supplemental Indenture dated as of February 25, 2022, to the U.S. Bank Indenture, and Form of 4.375% Prospect Capital InterNote® due 2032(185)
4.388	One Thousand One Hundred Thirty-Seventh Supplemental Indenture dated as of February 25, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2052(185)
4.389	One Thousand One Hundred Thirty-Eighth Supplemental Indenture dated as of March 3, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(186)
4.390	One Thousand One Hundred Thirty-Ninth Supplemental Indenture dated as of March 3, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(186)
4.391	One Thousand One Hundred Fortieth Supplemental Indenture dated as of March 3, 2022, to the U.S. Bank Indenture, and Form of 4.375% Prospect Capital InterNote® due 2032(186)
4.392	One Thousand One Hundred Forty-First Supplemental Indenture dated as of March 3, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2052(186)
4.393	One Thousand One Hundred Forty-Second Supplemental Indenture dated as of March 10, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(187)
4.394	One Thousand One Hundred Forty-Third Supplemental Indenture dated as of March 10, 2022, to the U.S. Bank Indenture, and Form of 4.375% Prospect Capital InterNote® due 2027(187)
4.395	One Thousand One Hundred Forty-Fourth Supplemental Indenture dated as of March 10, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2052(187)
4.396	One Thousand One Hundred Forty-Fifth Supplemental Indenture dated as of March 17, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(188)
4.397	One Thousand One Hundred Forty-Sixth Supplemental Indenture dated as of March 17, 2022, to the U.S. Bank Indenture, and Form of 4.375% Prospect Capital InterNote® due 2027(188)
4.398	One Thousand One Hundred Forty-Seventh Supplemental Indenture dated as of March 17, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2052(188)
4.399	One Thousand One Hundred Forty-Eighth Supplemental Indenture dated as of March 24, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(189)
4.400	One Thousand One Hundred Forty-Ninth Supplemental Indenture dated as of March 24, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(189)
4.401	One Thousand One Hundred Fiftieth Supplemental Indenture dated as of March 31, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(190)
4.402	One Thousand One Hundred Fifty-First Supplemental Indenture dated as of March 31, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(190)
4.403	One Thousand One Hundred Fifty-Second Supplemental Indenture dated as of April 7, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(191)

4.404	One Thousand One Hundred Fifty-Third Supplemental Indenture dated as of April 7, 2022, to the U.S. Bank Indenture, and Form of 4.250% to 5.250% Prospect Capital InterNote® due 2032(191)
4.405	One Thousand One Hundred Fifty-Fourth Supplemental Indenture dated as of April 14, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(192)
4.406	One Thousand One Hundred Fifty-Fifth Supplemental Indenture dated as of April 14, 2022, to the U.S. Bank Indenture, and Form of 4.250% to 5.250% Prospect Capital InterNote® due 2032(192)
4.407	One Thousand One Hundred Fifty-Sixth Supplemental Indenture dated as of April 21, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(193)
4.408	One Thousand One Hundred Fifty-Seventh Supplemental Indenture dated as of April 21, 2022, to the U.S. Bank Indenture, and Form of 4.250% to 5.250% Prospect Capital InterNote® due 2032(193)
4.409	One Thousand One Hundred Fifty-Eighth Supplemental Indenture dated as of April 28, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(194)
4.410	One Thousand One Hundred Sixtieth Supplemental Indenture dated as of May 5, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(195)
4.411	One Thousand One Hundred Sixty-First Supplemental Indenture dated as of May 5, 2022, to the U.S. Bank Indenture, and Form of 4.250% to 5.250% Prospect Capital InterNote® due 2032(195)
4.412	One Thousand One Hundred Sixty-Second Supplemental Indenture dated as of May 19, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(196)
4.413	One Thousand One Hundred Sixty-Third Supplemental Indenture dated as of May 26, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(197)
4.414	One Thousand One Hundred Sixty-Fourth Supplemental Indenture dated as of June 3, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(198)
4.415	One Thousand One Hundred Sixty-Fifth Supplemental Indenture dated as of June 9, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(199)
4.416	One Thousand One Hundred Sixty-Sixth Supplemental Indenture dated as of June 16, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(202)
4.417	One Thousand One Hundred Sixty-Seventh Supplemental Indenture dated as of June 24, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(203)
4.418	One Thousand One Hundred Sixty-Eighth Supplemental Indenture dated as of June 30, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(204)
4.419	One Thousand One Hundred Sixty-Ninth Supplemental Indenture dated as of July 8, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(205)
4.420	One Thousand One Hundred Seventieth Supplemental Indenture dated as of July 14, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(206)
4.421	One Thousand One Hundred Seventy-First Supplemental Indenture dated as of July 21, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(207)
4.422	One Thousand One Hundred Seventy-Second Supplemental Indenture dated as of July 28, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(208)
4.423	One Thousand One Hundred Seventy-Third Supplemental Indenture dated as of August 4, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(209)
4.424	One Thousand One Hundred Seventy-Fourth Supplemental Indenture dated as of August 11, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(210)
4.425	Supplemental Indenture, dated as of September 30, 2021, by and between Prospect Capital Corporation and U.S. Bank National Association, as Trustee (162)
4.426	Form of Global Note of 3.437% Notes due 2028 (162)
4.427	One Thousand One Hundred Seventy-Fifth Supplemental Indenture dated as of August 18, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(211)
4.428	One Thousand One Hundred Seventy-Sixth Supplemental Indenture dated as of August 25, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(212)
4.429	One Thousand One Hundred Seventy-Seventh Supplemental Indenture dated as of September 22, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(213)
4.430	One Thousand One Hundred Eighty-First Supplemental Indenture dated as of October 20, 2022, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(219)
4.431	One Thousand One Hundred Eighty-Second Supplemental Indenture dated as of October 20, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2027(219)
4.432	One Thousand One Hundred Eighty-Third Supplemental Indenture dated as of October 27, 2022, to the U.S. Bank Indenture, and Form of 5.375% Prospect Capital InterNote® due 2025(220)
4.433	One Thousand One Hundred Eighty-Fourth Supplemental Indenture dated as of October 27, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2027(220)

4.434	One Thousand One Hundred Eighty-Fifth Supplemental Indenture dated as of November 3, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(221)
4.435	One Thousand One Hundred Eighty-Sixth Supplemental Indenture dated as of November 10, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(222)
4.436	One Thousand One Hundred Eighty-Seventh Supplemental Indenture dated as of November 25, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(223)
4.437	One Thousand One Hundred Eighty-Eighth Supplemental Indenture dated as of December 1, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(224)
4.438	One Thousand One Hundred Eighty-Ninth Supplemental Indenture dated as of December 8, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(225)
4.439	One Thousand One Hundred Ninetieth Supplemental Indenture dated as of December 15, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(226)
4.440	One Thousand One Hundred Ninety-First Supplemental Indenture dated as of December 22, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(227)
4.441	One Thousand One Hundred Ninety-Second Supplemental Indenture dated as of December 22, 2022, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2028(227)
4.442	One Thousand One Hundred Ninety-Third Supplemental Indenture dated as of December 30, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(228)
4.443	One Thousand One Hundred Ninety-Fourth Supplemental Indenture dated as of December 30, 2022, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2028(228)
4.444	One Thousand One Hundred Ninety-Fifth Supplemental Indenture dated as of December 30, 2022, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2032(228)
4.445	One Thousand One Hundred Ninety-Sixth Supplemental Indenture dated as of January 6, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(229)
4.446	One Thousand One Hundred Ninety-Seventh Supplemental Indenture dated as of January 6, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(229)
4.447	One Thousand One Hundred Ninety-Eighth Supplemental Indenture dated as of January 6, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(229)
4.448	One Thousand One Hundred Ninety-Ninth Supplemental Indenture dated as of January 12, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(230)
4.449	One Thousand Two Hundredth Supplemental Indenture dated as of January 12, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(230)
4.450	One Thousand Two Hundred First Supplemental Indenture dated as of January 12, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(230)
4.451	One Thousand Two Hundred Second Supplemental Indenture dated as of January 20, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(231)
4.452	One Thousand Two Hundred Third Supplemental Indenture dated as of January 20, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(231)
4.453	One Thousand Two Hundred Fourth Supplemental Indenture dated as of January 20, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(231)
4.454	One Thousand Two Hundred Fifth Supplemental Indenture dated as of January 26, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(232)
4.455	One Thousand Two Hundred Sixth Supplemental Indenture dated as of January 26, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(232)
4.456	One Thousand Two Hundred Seventh Supplemental Indenture dated as of January 26, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(232)
4.457	One Thousand Two Hundred Eighth Supplemental Indenture dated as of February 2, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(233)
4.458	One Thousand Two Hundred Ninth Supplemental Indenture dated as of February 2, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(233)
4.459	One Thousand Two Hundred Tenth Supplemental Indenture dated as of February 2, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(233)
4.460	One Thousand Two Hundred Eleventh Supplemental Indenture dated as of February 9, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(234)
4.461	One Thousand Two Hundred Twelfth Supplemental Indenture dated as of February 9, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(234)
4.462	One Thousand Two Hundred Thirteenth Supplemental Indenture dated as of February 9, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(234)
4.463	One Thousand Two Hundred Fourteenth Supplemental Indenture dated as of February 24, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(238)

4.464	One Thousand Two Hundred Fifteenth Supplemental Indenture dated as of February 24, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(238)
4.465	One Thousand Two Hundred Sixteenth Supplemental Indenture dated as of February 24, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(238)
4.466	One Thousand Two Hundred Seventeenth Supplemental Indenture dated as of March 2, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(239)
4.467	One Thousand Two Hundred Eighteenth Supplemental Indenture dated as of March 2, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(239)
4.468	One Thousand Two Hundred Nineteenth Supplemental Indenture dated as of March 2, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(239)
4.469	One Thousand Two Hundred Twentieth Supplemental Indenture dated as of March 9, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(240)
4.470	One Thousand Two Hundred Twenty-First Supplemental Indenture dated as of March 9, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(240)
4.471	One Thousand Two Hundred Twenty-Second Supplemental Indenture dated as of March 9, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(240)
4.472	One Thousand Two Hundred Twenty-Third Supplemental Indenture dated as of March 16, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(241)
4.473	One Thousand Two Hundred Twenty-Fourth Supplemental Indenture dated as of March 16, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(241)
4.474	One Thousand Two Hundred Twenty-Fifth Supplemental Indenture dated as of March 16, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(241)
4.475	One Thousand Two Hundred Twenty-Sixth Supplemental Indenture dated as of March 23, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(242)
4.476	One Thousand Two Hundred Twenty-Seventh Supplemental Indenture dated as of March 23, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(242)
4.477	One Thousand Two Hundred Twenty-Eighth Supplemental Indenture dated as of March 23, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(242)
4.478	One Thousand Two Hundred Twenty-Ninth Supplemental Indenture dated as of March 30, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(243)
4.479	One Thousand Two Hundred Thirtieth Supplemental Indenture dated as of March 30, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(243)
4.480	One Thousand Two Hundred Thirty-First Supplemental Indenture dated as of March 30, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(243)
4.481	One Thousand Two Hundred Thirty-Second Supplemental Indenture dated as of April 6, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(244)
4.482	One Thousand Two Hundred Thirty-Third Supplemental Indenture dated as of April 6, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(244)
4.483	One Thousand Two Hundred Thirty-Fourth Supplemental Indenture dated as of April 6, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(244)
4.484	One Thousand Two Hundred Thirty-Fifth Supplemental Indenture dated as of April 13, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(245)
4.485	One Thousand Two Hundred Thirty-Sixth Supplemental Indenture dated as of April 13, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(245)
4.486	One Thousand Two Hundred Thirty-Seventh Supplemental Indenture dated as of April 13, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(245)
4.487	One Thousand Two Hundred Thirty-Eighth Supplemental Indenture dated as of April 20, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(246)
4.488	One Thousand Two Hundred Thirty-Ninth Supplemental Indenture dated as of April 20, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(246)
4.489	One Thousand Two Hundred Fortieth Supplemental Indenture dated as of April 20, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(246)
4.490	One Thousand Two Hundred Forty-First Supplemental Indenture dated as of April 27, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(247)
4.491	One Thousand Two Hundred Forty-Second Supplemental Indenture dated as of April 27, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2029(247)
4.492	One Thousand Two Hundred Forty-Third Supplemental Indenture dated as of April 27, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(247)
4.493	One Thousand Two Hundred Forty-Fourth Supplemental Indenture dated as of May 4, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(248)

4.494	One Thousand Two Hundred Forty-Fifth Supplemental Indenture dated as of May 4, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2029(248)
4.495	One Thousand Two Hundred Forty-Sixth Supplemental Indenture dated as of May 4, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(248)
4.496	One Thousand Two Hundred Forty-Seventh Supplemental Indenture dated as of May 11, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(249)
4.497	One Thousand Two Hundred Forty-Eighth Supplemental Indenture dated as of May 11, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(249)
4.498	One Thousand Two Hundred Forty-Ninth Supplemental Indenture dated as of May 11, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(249)
4.499	One Thousand Two Hundred Fiftieth Supplemental Indenture dated as of May 11, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(249)
4.500	One Thousand Two Hundred Fifty-First Supplemental Indenture dated as of May 25, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(250)
4.501	One Thousand Two Hundred Fifty-Second Supplemental Indenture dated as of May 25, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(250)
4.502	One Thousand Two Hundred Fifty-Third Supplemental Indenture dated as of May 25, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(250)
4.503	One Thousand Two Hundred Fifty-Fourth Supplemental Indenture dated as of May 25, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(250)
4.504	One Thousand Two Hundred Fifty-Fifth Supplemental Indenture dated as of June 2, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(251)
4.505	One Thousand Two Hundred Fifty-Sixth Supplemental Indenture dated as of June 2, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(251)
4.506	One Thousand Two Hundred Fifty-Eighth Supplemental Indenture dated as of June 2, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(251)
4.507	One Thousand Two Hundred Fifty-Ninth Supplemental Indenture dated as of June 8, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(252)
4.508	One Thousand Two Hundred Sixtieth Supplemental Indenture dated as of June 8, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(252)
4.509	One Thousand Two Hundred Sixty-First Supplemental Indenture dated as of June 8, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(252)
4.510	One Thousand Two Hundred Sixty-Second Supplemental Indenture dated as of June 8, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(252)
4.511	One Thousand Two Hundred Sixty-Fourth Supplemental Indenture dated as of June 15, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(254)
4.512	One Thousand Two Hundred Sixty-Fifth Supplemental Indenture dated as of June 15, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(254)
4.513	One Thousand Two Hundred Sixty-Sixth Supplemental Indenture dated as of June 15, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(254)
4.514	One Thousand Two Hundred Sixty-Seventh Supplemental Indenture dated as of June 23, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(255)
4.515	One Thousand Two Hundred Sixty-Eighth Supplemental Indenture dated as of June 23, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(255)
4.516	One Thousand Two Hundred Sixty-Ninth Supplemental Indenture dated as of June 23, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(255)
4.517	One Thousand Two Hundred Seventieth Supplemental Indenture dated as of June 23, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(255)
4.518	One Thousand Two Hundred Seventy-First Supplemental Indenture dated as of June 29, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(256)
4.519	One Thousand Two Hundred Seventy-Third Supplemental Indenture dated as of June 29, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(256)
4.520	One Thousand Two Hundred Seventy-Fourth Supplemental Indenture dated as of June 29, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(256)
4.521	One Thousand Two Hundred Seventy-Fifth Supplemental Indenture dated as of July 7, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(257)
4.522	One Thousand Two Hundred Seventy-Sixth Supplemental Indenture dated as of July 7, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(257)
4.523	One Thousand Two Hundred Seventy-Seventh Supplemental Indenture dated as of July 7, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(257)

4.524	One Thousand Two Hundred Seventy-Eighth Supplemental Indenture dated as of July 7, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(257)
4.525	One Thousand Two Hundred Eightieth Supplemental Indenture dated as of July 13, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(258)
4.526	One Thousand Two Hundred Eighty-First Supplemental Indenture dated as of July 13, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(258)
4.527	One Thousand Two Hundred Eighty-Second Supplemental Indenture dated as of July 13, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(258)
4.528	One Thousand Two Hundred Eighty-Third Supplemental Indenture dated as of July 20, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(259)
4.529	One Thousand Two Hundred Eighty-Fourth Supplemental Indenture dated as of July 20, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(259)
4.530	One Thousand Two Hundred Eighty-Fifth Supplemental Indenture dated as of July 20, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(259)
4.531	One Thousand Two Hundred Eighty-Sixth Supplemental Indenture dated as of July 20, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(259)
4.532	One Thousand Two Hundred Eighty-Seventh Supplemental Indenture dated as of July 27, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(260)
4.533	One Thousand Two Hundred Eighty-Eighth Supplemental Indenture dated as of July 27, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(260)
4.534	One Thousand Two Hundred Eighty-Ninth Supplemental Indenture dated as of July 27, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(260)
4.535	One Thousand Two Hundred Ninetieth Supplemental Indenture dated as of July 27, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(260)
4.536	One Thousand Two Hundred Ninety-First Supplemental Indenture dated as of August 3, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(261)
4.537	One Thousand Two Hundred Ninety-Third Supplemental Indenture dated as of August 3, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(261)
4.538	One Thousand Two Hundred Ninety-Fourth Supplemental Indenture dated as of August 3, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(261)
4.539	One Thousand Two Hundred Ninety-Fifth Supplemental Indenture dated as of August 10, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(262)
4.540	One Thousand Two Hundred Ninety-Sixth Supplemental Indenture dated as of August 10, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(262)
4.541	One Thousand Two Hundred Ninety-Seventh Supplemental Indenture dated as of August 10, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(262)
4.542	One Thousand Two Hundred Ninety-Eighth Supplemental Indenture dated as of August 10, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(262)
4.543	One Thousand Two Hundred Ninety-Ninth Supplemental Indenture dated as of August 17, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(263)
4.544	One Thousand Three Hundredth Supplemental Indenture dated as of August 17, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(263)
4.545	One Thousand Three Hundred First Supplemental Indenture dated as of August 17, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(263)
4.546	One Thousand Three Hundred Second Supplemental Indenture dated as of August 17, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(263)
4.547	One Thousand Three Hundred Third Supplemental Indenture dated as of August 24, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(264)
4.548	One Thousand Three Hundred Sixth Supplemental Indenture dated as of August 24, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(264)
4.549	One Thousand Three Hundred Seventh Supplemental Indenture dated as of September 21, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(265)
4.550	One Thousand Three Hundred Tenth Supplemental Indenture dated as of September 21, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(265)
4.551	One Thousand Three Hundred Twelfth Supplemental Indenture dated as of September 28, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(266)
4.552	One Thousand Three Hundred Thirteenth Supplemental Indenture dated as of September 28, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(266)
4.553	One Thousand Three Hundred Fourteenth Supplemental Indenture dated as of September 28, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(266)

4.554	One Thousand Three Hundred Sixteenth Supplemental Indenture dated as of October 5, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(267)
4.555	One Thousand Three Hundred Seventeenth Supplemental Indenture dated as of October 5, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(267)
4.556	One Thousand Three Hundred Eighteenth Supplemental Indenture dated as of October 5, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(267)
4.557	One Thousand Three Hundred Twenty-Third Supplemental Indenture dated as of October 19, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(268)
4.558	One Thousand Three Hundred Twenty-Sixth Supplemental Indenture dated as of October 19, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(268)
4.559	One Thousand Three Hundred Twenty-Eighth Supplemental Indenture dated as of October 26, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(269)
4.560	One Thousand Three Hundred Twenty-Ninth Supplemental Indenture dated as of October 26, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(269)
4.561	One Thousand Three Hundred Thirtieth Supplemental Indenture dated as of October 26, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(269)
4.562	One Thousand Three Hundred Thirty-Fifth Supplemental Indenture dated as of November 9, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(270)
4.563	One Thousand Three Hundred Thirty-Sixth Supplemental Indenture dated as of November 9, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(270)
4.564	One Thousand Three Hundred Thirty-Seventh Supplemental Indenture dated as of November 9, 2023, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2033(270)
4.565	One Thousand Three Hundred Thirty-Eighth Supplemental Indenture dated as of November 9, 2023, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2043(270)
4.566	One Thousand Three Hundred Thirty-Ninth Supplemental Indenture dated as of November 24, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2026(271)
4.567	One Thousand Three Hundred Fortieth Supplemental Indenture dated as of November 24, 2023, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2028(271)
4.568	One Thousand Three Hundred Forty-First Supplemental Indenture dated as of November 24, 2023, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2033(271)
4.569	One Thousand Three Hundred Forty-Second Supplemental Indenture dated as of November 30, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2026(272)
4.570	One Thousand Three Hundred Forty-Third Supplemental Indenture dated as of November 30, 2023, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2028(272)
4.571	One Thousand Three Hundred Forty-Fourth Supplemental Indenture dated as of November 30, 2023, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2033(272)
4.572	One Thousand Three Hundred Forty-Fifth Supplemental Indenture dated as of December 7, 2023, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2026(273)
4.573	One Thousand Three Hundred Forty-Sixth Supplemental Indenture dated as of December 7, 2023, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2028(273)
4.574	One Thousand Three Hundred Forty-Seventh Supplemental Indenture dated as of December 7, 2023, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2033(273)
4.575	One Thousand Three Hundred Forty-Eighth Supplemental Indenture dated as of December 14, 2023, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2026(274)
4.576	One Thousand Three Hundred Forty-Ninth Supplemental Indenture dated as of December 14, 2023, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2028(274)
4.577	One Thousand Three Hundred Fiftieth Supplemental Indenture dated as of December 14, 2023, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2033(274)
4.578	One Thousand Three Hundred Fifty-First Supplemental Indenture dated as of December 21, 2023, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2026(275)
4.579	One Thousand Three Hundred Fifty-Second Supplemental Indenture dated as of December 21, 2023, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(275)
4.580	One Thousand Three Hundred Fifty-Third Supplemental Indenture dated as of December 21, 2023, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(275)
4.581	One Thousand Three Hundred Fifty-Fourth Supplemental Indenture dated as of December 21, 2023, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2033(275)
4.582	One Thousand Three Hundred Fifty-Fifth Supplemental Indenture dated as of December 29, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2026(276)
4.583	One Thousand Three Hundred Fifty-Sixth Supplemental Indenture dated as of December 29, 2023, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2028(276)

4.584	One Thousand Three Hundred Fifty-Seventh Supplemental Indenture dated as of December 29, 2023, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2033(276)
4.585	One Thousand Three Hundred Fifty-Eighth Supplemental Indenture dated as of January 5, 2024, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2027(281)
4.586	One Thousand Three Hundred Fifty-Ninth Supplemental Indenture dated as of January 5, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(281)
4.587	One Thousand Three Hundred Sixtieth Supplemental Indenture dated as of January 5, 2024, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2034(281)
4.588	One Thousand Three Hundred Sixty-First Supplemental Indenture dated as of January 11, 2024, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2027(282)
4.589	One Thousand Three Hundred Sixty-Second Supplemental Indenture dated as of January 11, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(282)
4.590	One Thousand Three Hundred Sixty-Third Supplemental Indenture dated as of January 11, 2024, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2034(282)
4.591	One Thousand Three Hundred Sixty-Fourth Supplemental Indenture dated as of January 19, 2024, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2027(283)
4.592	One Thousand Three Hundred Sixty-Fifth Supplemental Indenture dated as of January 19, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(283)
4.593	One Thousand Three Hundred Sixty-Sixth Supplemental Indenture dated as of January 19, 2024, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2034(283)
4.594	One Thousand Three Hundred Sixty-Seventh Supplemental Indenture dated as of January 25, 2024, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2027(284)
4.595	One Thousand Three Hundred Sixty-Eighth Supplemental Indenture dated as of January 25, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(284)
4.596	One Thousand Three Hundred Sixty-Ninth Supplemental Indenture dated as of January 25, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(284)
4.597	One Thousand Three Hundred Seventieth Supplemental Indenture dated as of February 1, 2024, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2027(286)
4.598	One Thousand Three Hundred Seventy-First Supplemental Indenture dated as of February 1, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(286)
4.599	One Thousand Three Hundred Seventy-Second Supplemental Indenture dated as of February 1, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(286)
4.600	One Thousand Three Hundred Seventy-Third Supplemental Indenture dated as of February 8, 2024, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2027(287)
4.601	One Thousand Three Hundred Seventy-Fourth Supplemental Indenture dated as of February 8, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(287)
4.602	One Thousand Three Hundred Seventy-Fifth Supplemental Indenture dated as of February 8, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(287)
4.603	One Thousand Three Hundred Seventy-Sixth Supplemental Indenture dated as of February 23, 2024, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2027(288)
4.604	One Thousand Three Hundred Seventy-Seventh Supplemental Indenture dated as of February 23, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(288)
4.605	One Thousand Three Hundred Seventy-Eighth Supplemental Indenture dated as of February 23, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(288)
4.606	One Thousand Three Hundred Seventy-Ninth Supplemental Indenture dated as of February 29, 2024, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2027(289)
4.607	One Thousand Three Hundred Eightieth Supplemental Indenture dated as of February 29, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2029(289)
4.608	One Thousand Three Hundred Eighty-First Supplemental Indenture dated as of February 29, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(289)
4.609	One Thousand Three Hundred Eighty-Second Supplemental Indenture dated as of March 7, 2024, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2027(290)
4.610	One Thousand Three Hundred Eighty-Third Supplemental Indenture dated as of March 7, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2029(290)
4.611	One Thousand Three Hundred Eighty-Fourth Supplemental Indenture dated as of March 7, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(290)
4.612	One Thousand Three Hundred Eighty-Fifth Supplemental Indenture dated as of March 14, 2024, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2027(291)
4.613	One Thousand Three Hundred Eighty-Sixth Supplemental Indenture dated as of March 14, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2029(291)

4.614	One Thousand Three Hundred Eighty-Seventh Supplemental Indenture dated as of March 14, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(291)
4.615	One Thousand Three Hundred Eighty-Eighth Supplemental Indenture dated as of March 21, 2024, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2027(292)
4.616	One Thousand Three Hundred Eighty-Ninth Supplemental Indenture dated as of March 21, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2029(292)
4.617	One Thousand Three Hundred Ninetieth Supplemental Indenture dated as of March 21, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(292)
4.618	One Thousand Three Hundred Ninety-First Supplemental Indenture dated as of March 28, 2024, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2027(293)
4.619	One Thousand Three Hundred Ninety-Second Supplemental Indenture dated as of March 28, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(293)
4.620	One Thousand Three Hundred Ninety-Third Supplemental Indenture dated as of March 28, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(293)
4.621	One Thousand Three Hundred Ninety-Fourth Supplemental Indenture dated as of April 4, 2024, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2027(294)
4.622	One Thousand Three Hundred Ninety-Fifth Supplemental Indenture dated as of April 4, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(294)
4.623	One Thousand Three Hundred Ninety-Sixth Supplemental Indenture dated as of April 4, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(294)
4.624	One Thousand Three Hundred Ninety-Seventh Supplemental Indenture dated as of April 11, 2024, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2027(295)
4.625	One Thousand Three Hundred Ninety-Eighth Supplemental Indenture dated as of April 11, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(295)
4.626	One Thousand Three Hundred Ninety-Ninth Supplemental Indenture dated as of April 11, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(295)
4.627	One Thousand Four Hundredth Supplemental Indenture dated as of April 18, 2024, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2027(296)
4.628	One Thousand Four Hundred First Supplemental Indenture dated as of April 18, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(296)
4.629	One Thousand Four Hundred Second Supplemental Indenture dated as of April 18, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(296)
4.630	One Thousand Four Hundred Third Supplemental Indenture dated as of April 25, 2024, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2027(297)
4.631	One Thousand Four Hundred Fourth Supplemental Indenture dated as of April 25, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2029(297)
4.632	One Thousand Four Hundred Fifth Supplemental Indenture dated as of April 25, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(297)
4.633	One Thousand Four Hundred Sixth Supplemental Indenture dated as of May 2, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2027(298)
4.634	One Thousand Four Hundred Seventh Supplemental Indenture dated as of May 2, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2029(298)
4.635	One Thousand Four Hundred Eighth Supplemental Indenture dated as of May 2, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(298)
4.636	One Thousand Four Hundred Ninth Supplemental Indenture dated as of May 9, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2027(299)
4.637	One Thousand Four Hundred Tenth Supplemental Indenture dated as of May 9, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(299)
4.638	One Thousand Four Hundred Eleventh Supplemental Indenture dated as of May 9, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(299)
4.639	One Thousand Four Hundred Twelfth Supplemental Indenture dated as of May 23, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2027(300)
4.640	One Thousand Four Hundred Thirteenth Supplemental Indenture dated as of May 23, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(300)
4.641	One Thousand Four Hundred Fourteenth Supplemental Indenture dated as of May 23, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(300)
4.642	One Thousand Four Hundred Fifteenth Supplemental Indenture dated as of May 31, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2027(301)
4.643	One Thousand Four Hundred Sixteenth Supplemental Indenture dated as of May 31, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(301)

4.644	One Thousand Four Hundred Seventeenth Supplemental Indenture dated as of May 31, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(301)
4.645	One Thousand Four Hundred Eighteenth Supplemental Indenture dated as of June 6, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2027(302)
4.646	One Thousand Four Hundred Nineteenth Supplemental Indenture dated as of June 6, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(302)
4.647	One Thousand Four Hundred Twentieth Supplemental Indenture dated as of June 6, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(302)
4.648	One Thousand Four Hundred Twenty-First Supplemental Indenture dated as of June 13, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2027(303)
4.649	One Thousand Four Hundred Twenty-Second Supplemental Indenture dated as of June 13, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(303)
4.650	One Thousand Four Hundred Twenty-Third Supplemental Indenture dated as of June 13, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(303)
4.651	One Thousand Four Hundred Twenty-Fourth Supplemental Indenture dated as of June 21, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2027(304)
4.652	One Thousand Four Hundred Twenty-Fifth Supplemental Indenture dated as of June 21, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(304)
4.653	One Thousand Four Hundred Twenty-Sixth Supplemental Indenture dated as of June 21, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(304)
4.654	One Thousand Four Hundred Twenty-Seventh Supplemental Indenture dated as of June 27, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(305)
4.655	One Thousand Four Hundred Twenty-Eighth Supplemental Indenture dated as of June 27, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(305)
4.656	One Thousand Four Hundred Twenty-Ninth Supplemental Indenture dated as of June 27, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(305)
4.657	One Thousand Four Hundred Thirtieth Supplemental Indenture dated as of July 5, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(307)
4.658	One Thousand Four Hundred Thirty-First Supplemental Indenture dated as of July 5, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(311)
4.659	One Thousand Four Hundred Thirty-Second Supplemental Indenture dated as of July 5, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(307)
4.660	One Thousand Four Hundred Thirty-Third Supplemental Indenture dated as of July 11, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(308)
4.661	One Thousand Four Hundred Thirty-Fourth Supplemental Indenture dated as of July 11, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(308)
4.662	One Thousand Four Hundred Thirty-Fifth Supplemental Indenture dated as of July 11, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(308)
4.663	One Thousand Four Hundred Thirty-Sixth Supplemental Indenture dated as of July 18, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(309)
4.664	One Thousand Four Hundred Thirty-Seventh Supplemental Indenture dated as of July 18, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(309)
4.665	One Thousand Four Hundred Thirty-Eighth Supplemental Indenture dated as of July 18, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(309)
4.666	One Thousand Four Hundred Thirty-Ninth Supplemental Indenture dated as of July 25, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(310)
4.667	One Thousand Four Hundred Fortieth Supplemental Indenture dated as of July 25, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(310)
4.668	One Thousand Four Hundred Forty-First Supplemental Indenture dated as of July 25, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(310)
4.669	One Thousand Four Hundred Forty-Second Supplemental Indenture dated as of August 1, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2027(311)
4.670	One Thousand Four Hundred Forty-Third Supplemental Indenture dated as of August 1, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(311)
4.671	One Thousand Four Hundred Forty-Fourth Supplemental Indenture dated as of August 1, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(311)
4.672	One Thousand Four Hundred Forty-Fifth Supplemental Indenture dated as of August 8, 2024, to the U.S. Bank Indenture, and Form of 6.875% Prospect Capital InterNote® due 2027(312)
4.673	One Thousand Four Hundred Forty-Sixth Supplemental Indenture dated as of August 8, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2029(312)

4.674	One Thousand Four Hundred Forty-Seventh Supplemental Indenture dated as of August 8, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2034(312)
4.675	One Thousand Four Hundred Forty-Eighth Supplemental Indenture dated as of August 15, 2024, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2027(313)
4.676	One Thousand Four Hundred Forty-Ninth Supplemental Indenture dated as of August 15, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2029(313)
4.677	One Thousand Four Hundred Fiftieth Supplemental Indenture dated as of August 15, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2034(313)
4.678	One Thousand Four Hundred Fifty-First Supplemental Indenture dated as of August 22, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2027(314)
4.679	One Thousand Four Hundred Fifty-Second Supplemental Indenture dated as of August 22, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(314)
4.680	One Thousand Four Hundred Fifty-Third Supplemental Indenture dated as of August 22, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(314)
4.681	Description of Securities*
10.1	Investment Advisory Agreement between Registrant and Prospect Capital Management L.P.(3)
10.2	Administration Agreement between Registrant and Prospect Administration LLC(3)
10.3	Trademark License Agreement between the Registrant and Prospect Capital Investment Management, LLC(3)
10.4	Transfer Agency and Registrar Services Agreement(4)
10.5	Custody Agreement, dated as of April 24, 2013, by and between the Registrant and Israeli Discount Bank of New York Ltd.(45)
10.6	Custody Agreement, dated as of October 28, 2013, by and between the Registrant and Fifth Third Bank(65)
10.7	Custody Agreement, dated as of May 9, 2014, by and between the Registrant and Customers Bank(82)
10.8	Custody Agreement, dated as of May 9, 2014, by and between the Registrant and Peapack-Gladstone Bank(83)
10.9	Amended and Restated Custody Agreement, dated as of September 23, 2014, by and between the Registrant and U.S. Bank National Association(84)
10.10	Custody Agreement, dated as of October 10, 2014, by and between Prospect Yield Corporation, LLC and U.S. Bank National Association(84)
10.11	Debt Distribution Agreement, dated June 22, 2016(86)
10.12	Form of Debt Distribution Agreement(87)
10.13
Sixth Amended and Restated Selling Agent Agreement, dated November 10, 2016, by and among, the Registrant, Prospect Capital Management L.P., Prospect Administration LLC, Incapital LLC and the Agents named therein and added from time to time(88)

10.14	Underwriting Agreement, dated April 6, 2017, by and among Prospect Capital Corporation, Prospect Capital Management L.P., Prospect Administration LLC and Goldman, Sachs & Co.(89)
10.15	Underwriting Agreement, dated May 15, 2018, by and among Prospect Capital Corporation, Prospect Capital Management L.P., Prospect Administration LLC and Goldman Sachs & Co. LLC(90)
10.16
Sixth Amended and Restated Loan and Servicing Agreement, dated August 1, 2018, among Prospect Capital Funding LLC, Prospect Capital Corporation, the lenders from time to time party thereto, the managing agents from time to time party thereto, U.S. Bank National Association as Calculation Agent, Paying Agent and Documentation Agent, and KeyBank National Association as Facility Agent, Syndication Agent, Structuring Agent, Sole Lead Arranger and Sole Bookrunner(91)

10.17	Underwriting Agreement, dated November 28, 2018(92)
10.18	Debt Distribution Agreement, dated February 7, 2019(93)
10.19	Debt Distribution Agreement, dated February 7, 2019(323)
10.20	Debt Distribution Agreement, dated February 7, 2019(93)
10.21	Underwriting Agreement, dated February 27, 2019(94)
10.22
Selling Agent Agreement, dated May 10, 2019, by and among, the Registrant, Prospect Capital Management L.P., Prospect Administration LLC, Incapital LLC and the Agents named therein and added from time to time(95)

10.23	First Amendment to the Sixth Amended and Restated Loan and Servicing Agreement(100)
10.24
Selling Agent Agreement, dated February 13, 2020, by and among, the Registrant, Prospect Capital Management L.P., Prospect Administration LLC, Incapital LLC and the Agents named therein and added from time to time(109)

10.25	Dividend Reinvestment and Direct Stock Purchase Plan(110)
10.26	Equity Distribution Agreement, dated June 12, 2020(111)
10.27	Equity Distribution Agreement, dated June 12, 2020(111)
10.28	Equity Distribution Agreement, dated June 12, 2020(111)

10.29	Dealer Manager Agreement, dated as of August 3, 2020, by and between Prospect Capital Corporation and Preferred Capital Securities, LLC(114)
10.30	Escrow Agreement, by and between Preferred Capital Securities, LLC, Prospect Capital Corporation and UMB Bank, National Association(114)
10.31	Preferred Stock Dividend Reinvestment Plan(114)
10.32	Amended and Restated Preferred Stock Dividend Reinvestment Plan(117)
10.33	Amended and Restated Dealer Manager Agreement, dated as of February 25, 2021, by and between Prospect Capital Corporation and Preferred Capital Securities, LLC(126)
10.34	Amended and Restated Preferred Stock Dividend Reinvestment Plan(139)
10.35
Underwriting Agreement, dated September 23, 2021, by and among Prospect Capital Corporation, Prospect Capital Management L.P., Prospect Administration LLC, and RBC Capital Markets, LLC, Goldman Sachs & Co. LLC and BNP Paribas Securities Corp., as representatives of the several underwriters named in Schedule I thereto(160)

10.36
Seventh Amended and Restated Loan and Servicing Agreement, dated April 27, 2021, among Prospect Capital Funding LLC, Prospect Capital Corporation, the lenders from time to time party thereto, the managing agents from time to time party thereto, U.S. Bank National Association as Calculation Agent, Paying Agent and Documentation Agent, KeyBank National Association as Facility Agent, and KeyBank National Association as Syndication Agent, Structuring Agent, Sole Lead Arranger and Sole Bookrunner(166)

10.37
Amended and Restated Dealer Manager Agreement, dated February 18, 2022, by and among, the Company, Prospect Capital Management L.P., Prospect Administration LLC, InspereX LLC and the Agents named therein and added from time to time(182)

10.38	Escrow Agreement, by and between Prospect Capital Corporation and UMB Bank, National Association(183)
10.39	Amended and Restated Preferred Stock Dividend Reinvestment Plan(184)
10.40	Amendment No. 1 to Amended and Restated Dealer Manager Agreement, dated as of June 9, 2022, by and between Prospect Capital Corporation and Preferred Capital Securities, LLC(200)
10.41
First Amendment to the Seventh Amended and Restated Loan and Servicing Agreement, dated September 7, 2022, among Prospect Capital Funding LLC, Prospect Capital Corporation, the lenders from time to time party thereto, the managing agents from time to time party thereto, U.S. Bank National Association as Calculation Agent, Paying Agent and Documentation Agent, KeyBank National Association as Facility Agent, and KeyBank National Association as Syndication Agent, Structuring Agent, Sole Lead Arranger and Sole Bookrunner(213)

10.42	Amendment No. 1 to Amended and Restated Dealer Manager Agreement, dated October 7, 2022, between the Company, Preferred Capital Securities, LLC(215)
10.43
Amendment No. 1 to Amended and Restated Dealer Manager Agreement, dated October 7, 2022, by and among the Company, Prospect Capital Management L.P., Prospect Administration LLC, InspereX LLC and the Agents named therein and added from time to time(216)

10.44	Amendment No. 3 to Amended and Restated Dealer Manager Agreement, dated February 10, 2023, between the Company, Preferred Capital Securities, LLC(235)
10.45	Amended and Restated Preferred Stock Dividend Reinvestment Plan(237)
10.46	Amended and Restated Preferred Stock Dividend Reinvestment Plan(253)
10.47	Amendment No. 4 to Amended and Restated Dealer Manager Agreement, dated December 29, 2023, between the Company and Preferred Capital Securities, LLC(277)
10.48	Amended and Restated Preferred Stock Dividend Reinvestment Plan(280)
10.49	Second Amendment to the Seventh Amended and Restated Loan and Servicing Agreement, dated June 28, 2024(306)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
14	Code of Ethics(315)
21	Subsidiaries of the Registrant (included in the notes to the consolidated financial statements contained in this annual report)
22.1	Proxy Statement(316)
22.2	Published report regarding matters submitted to vote of security holders(317)
23.1	Consent of DELOITTE & TOUCHE LLP, Independent Registered Public Accounting Firm of Prospect Capital Corporation*
23.2	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm of Prospect Capital Corporation*
23.3	Consent of DELOITTE & TOUCHE LLP, Certified Public Accountants of National Property REIT Corp.*
23.4	Consent of CohnReznick LLP, Certified Public Accountants of National Property REIT Corp.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

99.1	Audited Combined Consolidated Financial Statements of National Property REIT Corp. for the years ended December 31, 2023 and 2022*
99.2	Audited Combined Consolidated Financial Statements of National Property REIT Corp. for the years ended December 31, 2022 and 2021*
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference from the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 6, 2004.
(4)	Incorporated by reference from the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 23, 2004.
(5)	Incorporated by reference from the Registrant’s Registration Statement on Form N-2, filed on September 1, 2011.
(6)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on March 1, 2012.
(7)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 14, 2012.
(8)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 23, 2012.
(9)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 29, 2012.
(10)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 6, 2012.
(11)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 13, 2012.
(12)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 20, 2012.
(13)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on December 28, 2012.
(14)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 4, 2013.
(15)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 10, 2013.
(16)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on January 17, 2013.
(17)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on January 25, 2013.
(18)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on January 31, 2013.
(19)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on February 7, 2013.
(20)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on February 22, 2013.
(21)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on February 28, 2013.
(22)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 7, 2013.
(23)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on March 14, 2013.
(24)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on March 21, 2013.
(25)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on March 28, 2013.
(26)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on April 4, 2013.
(27)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on April 11, 2013.

(28)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on April 18, 2013.
(29)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on April 25, 2013.
(30)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on May 2, 2013.
(31)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on May 9, 2013.
(32)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on May 23, 2013.
(33)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on May 31, 2013.
(34)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on June 6, 2013.
(35)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on June 13, 2013.
(36)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on June 20, 2013.
(37)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on June 27, 2013.
(38)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on July 5, 2013.
(39)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on July 11, 2013.
(40)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on July 18, 2013.
(41)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on July 25, 2013.
(42)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 1, 2013.
(43)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on August 8, 2013.
(44)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on August 15, 2013.
(45)	Incorporated by reference to Exhibit 10.258 of the Registrant’s Form 10-K, filed on August 21, 2013.
(46)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on August 22, 2013.
(47)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on September 6, 2013.
(48)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on September 12, 2013.
(49)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on September 19, 2013.
(50)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on September 26, 2013.
(51)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on October 3, 2013.
(52)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on October 10, 2013.
(53)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 51 to the Registration Statement on Form N-2, filed on October 18, 2013.
(54)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on October 24, 2013.
(55)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on October 31, 2013.
(56)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on November 7, 2013.
(57)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on November 15, 2013.

(58)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on November 21, 2013.
(59)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on November 29, 2013.
(60)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on December 5, 2013.
(61)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on December 12, 2013.
(62)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on December 19, 2013.
(63)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on December 27, 2013.
(64)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on January 3, 2014.
(65)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on January 9, 2014.
(66)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on January 16, 2014.
(67)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on January 24, 2014.
(68)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on January 30, 2014.
(69)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on February 6, 2014.
(70)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on February 13, 2014.
(71)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on February 21, 2014.
(72)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on February 27, 2014.
(73)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on March 6, 2014.
(74)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on March 13, 2014.
(75)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on March 20, 2014.
(76)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on March 27, 2014.
(77)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on April 3, 2014.
(78)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on April 10, 2014.
(79)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on April 17, 2014.
(80)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on May 1, 2014.
(81)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on May 8, 2014.
(82)	Incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-K, filed on August 25, 2014.
(83)	Incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-K, filed on August 25, 2014.
(84)	Incorporated by reference from the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 14, 2014.
(85)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 10, 2015.
(86)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on June 23, 2016.
(87)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on September 1, 2016.
(88)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 25, 2016.

(89)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on April 11, 2017.
(90)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on May 18, 2018.
(91)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on August 6, 2018.
(92)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 6, 2018.
(93)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on February 20, 2019.
(94)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 1, 2019.
(95)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on May 17, 2019.
(96)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 1, 2019.
(97)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on August 8, 2019.
(98)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on August 15, 2019.
(99)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on August 22, 2019.
(100)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on September 11, 2019.
(101)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 26, 2019.
(102)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on October 3, 2019.
(103)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on October 10, 2019.
(104)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on October 18, 2019.
(105)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on October 24, 2019.
(106)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on October 31, 2019.
(107)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on December 19, 2019.
(108)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on February 12, 2020.
(109)	Incorporated by reference from the Registrant's Registration Statement on Form N-2, filed on February 13, 2020.
(110)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on April 17, 2020.
(111)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on June 15, 2020.
(112)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on August 4, 2020.
(113)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on August 4, 2020.
(114)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on August 5, 2020.
(115)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on November 4, 2020.
(116)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on November 4, 2020.
(117)	Incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K, filed on November 4, 2020.
(118)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on January 7, 2021.
(119)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on January 14, 2021.
(120)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on January 22, 2021.
(121)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on January 22, 2021.
(122)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on January 28, 2021.
(123)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on February 4, 2021.
(124)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on February 11, 2021.

(125)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on February 25, 2021.
(126)	Incorporated by reference to Exhibit 1.1 of the Registrant's Form 8-K, filed on February 25, 2021.
(127)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on March 4, 2021.
(128)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on March 11, 2021.
(129)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on March 18, 2021.
(130)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on March 25, 2021.
(131)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 51 to the Registration Statement on Form N-2, filed on April 1, 2021.
(132)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 52 to the Registration Statement on Form N-2, filed on April 8, 2021.
(133)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 53 to the Registration Statement on Form N-2, filed on April 15, 2021.
(134)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 54 to the Registration Statement on Form N-2, filed on April 22, 2021.
(135)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 55 to the Registration Statement on Form N-2, filed on April 29, 2021.
(136)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 56 to the Registration Statement on Form N-2, filed on May 6, 2021.
(137)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 57 to the Registration Statement on Form N-2, filed on May 20, 2021.
(138)	Incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K, filed on May 26, 2021.
(139)	Incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K, filed on May 26, 2021.
(140)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 58 to the Registration Statement on Form N-2, filed on May 27, 2021.
(141)	Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K, filed on May 27, 2021.
(142)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 59 to the Registration Statement on Form N-2, filed on June 4, 2021.
(143)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 60 to the Registration Statement on Form N-2, filed on June 10, 2021.
(144)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 61 to the Registration Statement on Form N-2, filed on June 17, 2021.
(145)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 62 to the Registration Statement on Form N-2, filed on June 24, 2021.
(146)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 63 to the Registration Statement on Form N-2, filed on July 1, 2021.
(147)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 64 to the Registration Statement on Form N-2, filed on July 9, 2021.
(148)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 65 to the Registration Statement on Form N-2, filed on July 15, 2021.
(149)	Incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K, filed on July 19, 2021.
(150)	Incorporated by reference to Exhibit 3.2 of the Registrant's Form 8-K, filed on July 19, 2021.
(151)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 66 to the Registration Statement on Form N-2, filed on July 22, 2021.
(152)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 67 to the Registration Statement on Form N-2, filed on July 29, 2021.
(153)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 68 to the Registration Statement on Form N-2, filed on August 5, 2021.
(154)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 69 to the Registration Statement on Form N-2, filed on August 12, 2021.
(155)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 70 to the Registration Statement on Form N-2, filed on August 19, 2021.
(156)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 71 to the Registration Statement on Form N-2, filed on August 26, 2021.

(157)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 72 to the Registration Statement on Form N-2, filed on September 10, 2021.
(158)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 73 to the Registration Statement on Form N-2, filed on September 16, 2021.
(159)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 74 to the Registration Statement on Form N-2, filed on September 23, 2021.
(160)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on September 24, 2021.
(161)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 75 to the Registration Statement on Form N-2, filed on September 30, 2021.
(162)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on September 30, 2021.
(163)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 76 to the Registration Statement on Form N-2, filed on October 7, 2021.
(164)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 77 to the Registration Statement on Form N-2, filed on October 15, 2021.
(165)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 78 to the Registration Statement on Form N-2, filed on October 21, 2021.
(166)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 79 to the Registration Statement on Form N-2, filed on October 28, 2021.
(167)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 80 to the Registration Statement on Form N-2, filed on November 4, 2021.
(168)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 81 to the Registration Statement on Form N-2, filed on November 18, 2021.
(169)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 82 to the Registration Statement on Form N-2, filed on November 26, 2021.
(170)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 83 to the Registration Statement on Form N-2, filed on December 2, 2021.
(171)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 84 to the Registration Statement on Form N-2, filed on December 9, 2021.
(172)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 85 to the Registration Statement on Form N-2, filed on December 16, 2021.
(173)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 86 to the Registration Statement on Form N-2, filed on December 23, 2021.
(174)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 87 to the Registration Statement on Form N-2, filed on December 30, 2021.
(175)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 88 to the Registration Statement on Form N-2, filed on January 6, 2022.
(176)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 89 to the Registration Statement on Form N-2, filed on January 13, 2022.
(177)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 90 to the Registration Statement on Form N-2, filed on January 21, 2022.
(178)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 91 to the Registration Statement on Form N-2, filed on January 27, 2022.
(179)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 92 to the Registration Statement on Form N-2, filed on February 3, 2022.
(180)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 93 to the Registration Statement on Form N-2, filed on February 10, 2022.
(181)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(182)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(183)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(184)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(185)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 94 to the Registration Statement on Form N-2, filed on February 25, 2022.
(186)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 95 to the Registration Statement on Form N-2, filed on March 3, 2022.
(187)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 96 to the Registration Statement on Form N-2, filed on March 10, 2022.
(188)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 97 to the Registration Statement on Form N-2, filed on March 17, 2022.

(189)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 98 to the Registration Statement on Form N-2, filed on March 24, 2022.
(190)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 99 to the Registration Statement on Form N-2, filed on March 31, 2022.
(191)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 100 to the Registration Statement on Form N-2, filed on April 7, 2022.
(192)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 101 to the Registration Statement on Form N-2, filed on April 14, 2022.
(193)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 102 to the Registration Statement on Form N-2, filed on April 21, 2022.
(194)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 103 to the Registration Statement on Form N-2, filed on April 28, 2022.
(195)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 104 to the Registration Statement on Form N-2, filed on May 5, 2022.
(196)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 105 to the Registration Statement on Form N-2, filed on May 19, 2022.
(197)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 106 to the Registration Statement on Form N-2, filed on May 26, 2022.
(198)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 107 to the Registration Statement on Form N-2, filed on June 3, 2022.
(199)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 108 to the Registration Statement on Form N-2, filed on June 9, 2022.
(200)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on June 9, 2022.
(201)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on June 9, 2022.
(202)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 109 to the Registration Statement on Form N-2, filed on June 16, 2022.
(203)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 110 to the Registration Statement on Form N-2, filed on June 24, 2022.
(204)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 111 to the Registration Statement on Form N-2, filed on June 30, 2022.
(205)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 112 to the Registration Statement on Form N-2, filed on July 8, 2022.
(206)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 113 to the Registration Statement on Form N-2, filed on July 14, 2022.
(207)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 114 to the Registration Statement on Form N-2, filed on July 21, 2022.
(208)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 115 to the Registration Statement on Form N-2, filed on July 28, 2022.
(209)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 116 to the Registration Statement on Form N-2, filed on August 4, 2022.
(210)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 117 to the Registration Statement on Form N-2, filed on August 11, 2022.
(211)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 118 to the Registration Statement on Form N-2, filed on August 18, 2022.
(212)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 119 to the Registration Statement on Form N-2, filed on August 25, 2022.
(213)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on September 7, 2022.
(214)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 120 to the Registration Statement on Form N-2, filed on September 22, 2022.
(215)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(216)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(217)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(218)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(219)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 121 to the Registration Statement on Form N-2, filed on October 20, 2022.
(220)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 122 to the Registration Statement on Form N-2, filed on October 27, 2022.
(221)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 123 to the Registration Statement on Form N-2, filed on November 3, 2022.

(222)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 124 to the Registration Statement on Form N-2, filed on November 10, 2022.
(223)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 125 to the Registration Statement on Form N-2, filed on November 25, 2022.
(224)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 126 to the Registration Statement on Form N-2, filed on December 1, 2022.
(225)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 127 to the Registration Statement on Form N-2, filed on December 8, 2022.
(226)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 128 to the Registration Statement on Form N-2, filed on December 15, 2022.
(227)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 129 to the Registration Statement on Form N-2, filed on December 22, 2022.
(228)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 130 to the Registration Statement on Form N-2, filed on December 30, 2022.
(229)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 131 to the Registration Statement on Form N-2, filed on January 6, 2023.
(230)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 132 to the Registration Statement on Form N-2, filed on January 12, 2023.
(231)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 133 to the Registration Statement on Form N-2, filed on January 20, 2023.
(232)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 134 to the Registration Statement on Form N-2, filed on January 26, 2023.
(233)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 135 to the Registration Statement on Form N-2, filed on February 2, 2023.
(234)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 136 to the Registration Statement on Form N-2, filed on February 9, 2023.
(235)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on February 13, 2023.
(236)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on February 13, 2023.
(237)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on February 13, 2023.
(238)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on February 24, 2023.
(239)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 2, 2023.
(240)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on March 9, 2023.
(241)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on March 16, 2023.
(242)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on March 23, 2023.
(243)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on March 30, 2023.
(244)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on April 6, 2023.
(245)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on April 13, 2023.
(246)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on April 20, 2023.
(247)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on April 27, 2023.
(248)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on May 4, 2023.
(249)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on May 11, 2023.
(250)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on May 25, 2023.
(251)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on June 2, 2023.
(252)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on June 8, 2023.

(253)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on June 12, 2023.
(254)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on June 15, 2023.
(255)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on June 23, 2023.
(256)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on June 29, 2023.
(257)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on July 7, 2023.
(258)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on July 13, 2023.
(259)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on July 20, 2023.
(260)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on July 27, 2023.
(261)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on August 3, 2023.
(262)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on August 10, 2023.
(263)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on August 17, 2023.
(264)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on August 24, 2023.
(265)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on September 21, 2023.
(266)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on September 28, 2023.
(267)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on October 5, 2023.
(268)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on October 19, 2023.
(269)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on October 26, 2023.
(270)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on November 9, 2023.
(271)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on November 24, 2023.
(272)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on November 30, 2023.
(273)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on December 7, 2023.
(274)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on December 14, 2023.
(275)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on December 21, 2023.
(276)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on December 29, 2023.
(277)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on December 29, 2023.
(278)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 29, 2023.
(279)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on December 29, 2023.
(280)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on December 29, 2023.
(281)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on January 5, 2024.
(282)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on January 11, 2024.
(283)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on January 19, 2024.
(284)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on January 25, 2024.

(285)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on January 25, 2024.
(286)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on February 1, 2024.
(287)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on February 8, 2024.
(288)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on February 23, 2024.
(289)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on February 29, 2024.
(290)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on March 7, 2024.
(291)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on March 14, 2024.
(292)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on March 21, 2024.
(293)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 51 to the Registration Statement on Form N-2, filed on March 28, 2024.
(294)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 52 to the Registration Statement on Form N-2, filed on April 4, 2024.
(295)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 53 to the Registration Statement on Form N-2, filed on April 11, 2024.
(296)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 54 to the Registration Statement on Form N-2, filed on April 18, 2024.
(297)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 55 to the Registration Statement on Form N-2, filed on April 25, 2024.
(298)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 56 to the Registration Statement on Form N-2, filed on May 2, 2024.
(299)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 57 to the Registration Statement on Form N-2, filed on May 9, 2024.
(300)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 58 to the Registration Statement on Form N-2, filed on May 23, 2024.
(301)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 59 to the Registration Statement on Form N-2, filed on May 31, 2024.
(302)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 60 to the Registration Statement on Form N-2, filed on June 6, 2024.
(303)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 61 to the Registration Statement on Form N-2, filed on June 13, 2024.
(304)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 62 to the Registration Statement on Form N-2, filed on June 21, 2024.
(305)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 63 to the Registration Statement on Form N-2, filed on June 27, 2024.
(306)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on July 3, 2024.
(307)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 64 to the Registration Statement on Form N-2, filed on July 5, 2024.
(308)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 65 to the Registration Statement on Form N-2, filed on July 11, 2024.
(309)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 66 to the Registration Statement on Form N-2, filed on July 18, 2024.
(310)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 67 to the Registration Statement on Form N-2, filed on July 25, 2024.
(311)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 68 to the Registration Statement on Form N-2, filed on August 1, 2024.
(312)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 69 to the Registration Statement on Form N-2, filed on August 8, 2024.
(313)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 70 to the Registration Statement on Form N-2, filed on August 15, 2024.
(314)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 71 to the Registration Statement on Form N-2, filed on August 22, 2024.
(315)	Incorporated by reference to Exhibit 14 of the Registrant’s Form 10-K/A, filed on October 20, 2016.

(316)	Incorporated by reference from the Registrant’s Proxy Statement, filed on September 20, 2023.
(317)	Incorporated by reference from the Registrant’s Form 8-K, filed on December 22, 2023.
Item 16. Form 10-K Summary

Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 28, 2024.

PROSPECT CAPITAL CORPORATION

By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN F. BARRY III	/s/ ANDREW C. COOPER
John F. Barry III	Andrew C. Cooper
Chairman of the Board, Chief Executive Officer and Director	Director
August 28, 2024	August 28, 2024

/s/ KRISTIN L. VAN DASK	/s/ WILLIAM J. GREMP
Kristin L. Van Dask	William J. Gremp
Chief Financial Officer	Director
August 28, 2024	August 28, 2024

/s/ M. GRIER ELIASEK	/s/ EUGENE S. STARK
M. Grier Eliasek	Eugene S. Stark
President, Chief Operating Officer and Director	Director
August 28, 2024	August 28, 2024