Form 10-Q
period 2024-09-30
PROSPECT CAPITAL CORP
filed 2024-11-08
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of November 6, 2024, there were 436,175,983 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “should,” “could,” “may,” “plan” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended June 30, 2024, and those described from time to time in reports that we have filed or in the future may file with the Securities and Exchange Commission.

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
•the impact of global events outside of our control, including, the consequences of the ongoing conflict between Russia and Ukraine and the Israel-Hamas war, on our and our portfolio companies’ business and the global economy;
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
•authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission, Internal Revenue Service, the NASDAQ Global Select Market, the New York Stock Exchange LLC, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business; and
•any of the other risks, uncertainties and other factors we identify herein or in our Annual Report on Form 10-K for the year ended June 30, 2024.

PART I
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	September 30, 2024	June 30, 2024

	(Unaudited)	(Audited)
Assets
Investments at fair value:
Control investments (amortized cost of $3,326,598 and $3,280,415, respectively)(Note 14)	$3,744,510	$3,872,575
Affiliate investments (amortized cost of $11,735 and $11,594, respectively)	21,658	18,069
Non-control/non-affiliate investments (amortized cost of $3,991,005 and $4,155,165, respectively)	3,710,473	3,827,599
Total investments at fair value (amortized cost of $7,329,338 and $7,447,174, respectively)(Note 3)	7,476,641	7,718,243
Cash and cash equivalents (restricted cash of $2,736 and $3,974, respectively)	57,022	85,872
Receivables for:
Interest, net	27,486	26,936
Other	943	1,091
Deferred financing costs on Revolving Credit Facility (Note 4)	22,368	22,975
Prepaid expenses	872	1,162
Due from broker	7,197	734
Due from Affiliate (Note 13)	176	79
Total Assets	7,592,705	7,857,092
Liabilities
Revolving Credit Facility (Notes 4 and 8)	547,231	794,796
Public Notes (less unamortized discount and debt issuance costs of $11,211 and $12,433, respectively) (Notes 6 and 8)	976,504	987,567
Prospect Capital InterNotes® (less unamortized debt issuance costs of $9,040 and $7,999, respectively) (Notes 7 and 8)	594,222	496,029
Convertible Notes (less unamortized debt issuance costs of $409 and $649, respectively) (Notes 5 and 8)	155,759	155,519
Due to broker	84,643	10,272
Due to Prospect Capital Management (Note 13)	54,286	58,624
Dividends payable	26,346	25,804
Interest payable	21,714	21,294
Due to Prospect Administration (Note 13)	4,579	5,433
Accrued expenses	4,037	3,591
Due to Affiliate (Note 13)	—	—
Other liabilities	269	242
Total Liabilities	2,469,590	2,559,171
Commitments and Contingencies (Note 3 and Note 15)
Preferred Stock, par value $0.001 per share (647,900,000 and 647,900,000 shares of preferred stock authorized, with 80,000,000 and 80,000,000 as Series A1, 80,000,000 and 80,000,000 as Series M1, 80,000,000 and 80,000,000 as Series M2, 20,000,000 and 20,000,000 as Series AA1, 20,000,000 and 20,000,000 as Series MM1, 1,000,000 and 1,000,000 as Series A2, 6,900,000 and 6,900,000 as Series A, 80,000,000 and 80,000,000 as Series A3, 80,000,000 and 80,000,000 as Series M3, 80,000,000 and 80,000,000 as Series A4, 80,000,000 and 80,000,000 as Series M4, 20,000,000 and 20,000,000 as Series AA2, and 20,000,000 and 20,000,000 as Series MM2, each as of September 30, 2024 and June 30, 2024; 28,266,559 and 28,932,457 Series A1 shares issued and outstanding, 1,409,007 and 1,788,851 Series M1 shares issued and outstanding, 0 and 0 Series M2 shares issued and outstanding, 0 and 0 Series AA1 shares issued and outstanding, 0 and 0 Series MM1 shares issued and outstanding, 164,000 and 164,000 Series A2 shares issued and outstanding, 5,251,157 and 5,251,157 Series A shares issued and outstanding, 24,608,472 and 24,810,648 Series A3 shares issued and outstanding, 3,025,020 and 3,351,101 Series M3 shares issued and outstanding, 1,847,915 and 1,401,747 Series M4 shares issued and outstanding, 5,801,035 and 3,766,166 Series A4 issued and outstanding, 0 and 0 Series AA2 shares issued and outstanding, and 0 and 0 Series MM2 shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively) at carrying value plus cumulative accrued and unpaid dividends (Note 9)
	1,612,302	1,586,188
Net Assets Applicable to Common Shares	$3,510,813	$3,711,733
Components of Net Assets Applicable to Common Shares and Net Assets, respectively
Common stock, par value $0.001 per share (1,352,100,000 and 1,352,100,000 common shares authorized; 433,560,728 and 424,846,963 issued and outstanding, respectively) (Note 9)	434	425
Paid-in capital in excess of par (Note 9 and 12)	4,250,105	4,208,607
Total distributable (loss) (Note 12)	(739,726)	(497,299)
Net Assets Applicable to Common Shares	$3,510,813	$3,711,733
Net Asset Value Per Common Share (Note 16)	$8.10	$8.74

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,
	2024	2023
Investment Income
Interest income (excluding payment-in-kind (“PIK”) interest income):
Control investments	$52,382	$49,126
Affiliate investments	—	—
Non-control/non-affiliate investments	94,910	106,356
Structured credit securities	4,179	16,687
Total interest income (excluding PIK interest income)	151,471	172,169
PIK interest income:
Control investments	19,710	24,117
Affiliate investments	—	—
Non-control/non-affiliate investments	13,434	6,161
Total PIK Interest Income	33,144	30,278
Total interest income (Note 2)	184,615	202,447
Dividend income:
Control investments	—	227
Affiliate investments	141	1,307
Non-control/non-affiliate investments	2,269	1,525
Total dividend income	2,410	3,059
Other income:
Control investments	6,967	29,745
Affiliate investments	—	—
Non-control/non-affiliate investments	2,316	994
Total other income (Note 10)	9,283	30,739
Total Investment Income	196,308	236,245
Operating Expenses
Base management fee (Note 13)	38,606	39,289
Income incentive fee (Note 13)	15,680	25,617
Interest and credit facility expenses	39,760	40,593
Allocation of overhead from Prospect Administration (Note 13)	5,708	2,113
Audit, compliance and tax related fees	1,720	1,017
Directors’ fees	150	135
Other general and administrative expenses	4,807	1,869
Total Operating Expenses	106,431	110,633
Net Investment Income	89,877	125,612
Net Realized and Net Change in Unrealized Gains (Losses) from Investments
Net realized gains (losses)
Control investments	6,367	(147)
Affiliate investments	—	—
Non-control/non-affiliate investments	(106,737)	(207,342)
Net realized gains (losses)	(100,370)	(207,489)
Net change in unrealized gains (losses)
Control investments	(174,248)	(17,794)
Affiliate investments	3,448	837
Non-control/non-affiliate investments	47,033	215,586
Net change in unrealized gains (losses)	(123,767)	198,629
Net Realized and Net Change in Unrealized Gains (Losses) from Investments	(224,137)	(8,860)
Net realized gains (losses) on extinguishment of debt	248	(91)
Net Increase (Decrease) in Net Assets Resulting from Operations	(134,012)	116,661
Preferred Stock dividends	(27,157)	(23,151)
Net gain (loss) on redemptions of Preferred Stock	2,304	501
Gain (loss) on Accretion to Redemption Value of Preferred Stock	(6,204)	—
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stockholders	$(165,069)	$94,011
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,
	2024	2023
Basic and diluted earnings (loss) per common share (Note 11)
Basic	$(0.38)	$0.23
Diluted	$(0.38)	$0.18
Weighted-average shares of common stock outstanding (Note 11)
Basic	428,873,206	406,350,619
Diluted	428,873,206	635,590,328
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS AND TEMPORARY EQUITY
(in thousands, except share and per share data)
(Unaudited)

	Preferred Stock Classified as Temporary Equity		Common Stock
Three Months Ended September 30, 2024	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributable earnings (loss)(1)	Total Net Assets
Balance as of June 30, 2024	69,466,127	$1,586,188	424,846,963	$425	$4,208,607	$(497,299)	$3,711,733
Net Increase (Decrease) in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						89,877	89,877
Net realized losses						(104,022)	(104,022)
Net change in unrealized losses						(123,767)	(123,767)
Distributions to Shareholders
Distributions from earnings (Note 16)						(104,515)	(104,515)
Capital Transactions
Issuance of preferred stock	2,371,281	52,944
Accretion of preferred stock to redemption value		6,204
Shares issued through reinvestment of dividends	40,157	956	1,834,082	2	9,270		9,272
Redemption of Preferred Stock	(1,844)	(46)
Conversion of preferred stock to common stock	(1,502,556)	(34,523)	6,879,683	7	32,228		32,235
Net increase in preferred dividend accrual		579
Total increase (decrease) for the three months ended September 30, 2024	907,038	26,114	8,713,765	9	41,498	(242,427)	(200,920)
Balance as of September 30, 2024	70,373,165	$1,612,302	433,560,728	$434	$4,250,105	$(739,726)	$3,510,813

	Preferred Stock Classified as Temporary Equity		Common Stock
Three Months Ended September 30, 2023	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributable earnings (loss)(1)	Total Net Assets
Balance as of June 30, 2023	62,102,009	$1,418,014	404,033,549	$404	$4,085,207	$(352,946)	$3,732,665
Net Increase in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						125,612	125,612
Net realized losses						(207,079)	(207,079)
Net change in unrealized gains						198,629	198,629
Distributions to Shareholders(1)
Distributions from earnings(Note 16)						(89,944)	(89,944)
Return of capital to common stockholders(Note 12)					(6,459)		(6,459)
Capital Transactions
Issuance of Preferred Stock	3,198,085	71,342
Repurchase of Preferred Stock	(62,309)	(1,503)
Shares issued through reinvestment of dividends	29,413	709	1,538,258	2	9,162		9,164
Conversion of preferred stock to common stock	(773,473)	(18,278)	3,046,897	3	18,275		18,278
Net (decrease) in preferred dividend accrual		(37)
Total increase (decrease) for the three months ended September 30, 2023	2,391,716	52,233	4,585,155	5	20,978	27,218	48,201
Balance as of September 30, 2023	64,493,725	$1,470,247	408,618,704	$409	$4,106,185	$(325,728)	$3,780,866

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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Three Months Ended September 30,
	2024	2023
Operating Activities
Net increase (decrease) in net assets resulting from operations	$(134,012)	$116,661
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized losses (gains) on extinguishment of debt	(248)	91
Net realized losses on investments	100,370	207,489
Net change in unrealized losses (gains) on investments	123,767	(198,629)
Accretion of premiums, net	(2,447)	(1,349)
Amortization of deferred financing costs	2,248	1,843
Accretion of original issue discount	735	716
Payment-In-Kind interest	(33,144)	(30,278)
Structuring fees	(1,514)	(656)
Change in operating assets and liabilities:
Payments for purchases of investments	(255,982)	(100,140)
Proceeds from sale of investments and collection of investment principal	289,201	93,454
Net Reductions to Subordinated Structured Notes and related investment cost	21,351	18,223
(Increase) decrease in interest receivable, net	(549)	(8,095)
(Increase) decrease in due from broker	(6,463)	182
(Increase) decrease in other receivables	148	(6)
(Increase) decrease in due from Affiliate	(97)	(15)
(Increase) decrease in prepaid expenses	290	256
Increase (decrease) in due to broker	74,371	(78)
Increase (decrease) in due to Prospect Administration	(854)	(2,545)
Increase (decrease) in due to Prospect Capital Management	(4,338)	3,255
Increase (decrease) in accrued expenses	446	(1,336)
Increase (decrease) in interest payable	420	(2,381)
Increase (decrease) in due to Affiliate	—	(161)
Increase (decrease) in other liabilities	27	(1,417)
Net Cash Provided by Operating Activities	173,726	95,084
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	355,000	219,000
Principal payments under Revolving Credit Facility (Note 4)	(602,565)	(318,682)
Redemptions of Public Notes (Note 6)	(11,930)	—
Issuances of Prospect Capital InterNotes® (Note 7)	101,734	3,976
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(2,500)	(3,247)
Financing costs paid and deferred	(2,062)	(409)
Proceeds from issuance of preferred stock, net of underwriting costs	53,799	72,651
Offering costs from issuance of preferred stock	(855)	(1,309)
Repurchase of Preferred Stock	—	(1,001)
Dividends paid and distributions to common and preferred stockholders	(93,197)	(92,802)
Net Cash Provided by (Used in) Financing Activities	(202,576)	(121,823)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(28,850)	(26,739)
Cash, Cash Equivalents and Restricted Cash at beginning of period	85,872	95,646
Cash, Cash Equivalents and Restricted Cash at End of Period	$57,022	$68,907
Supplemental Disclosures
Cash paid for interest	$36,357	$40,415
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	10,228	9,873
Conversion of preferred stock to common stock	34,569	18,278
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2024 (Unaudited)
(in thousands, except share data)

							September 30, 2024
Portfolio Company	Industry(46)	Investments(1)(35)	Acquisition Date(42)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(38)

CP Energy Services Inc. (18)	Energy Equipment & Services	First Lien Term Loan	10/1/2017	13.86% (3M SOFR + 9.00%)	1.00	4/4/2027	$63,003	$63,003	$54,994	1.6%	(8)(37)
		First Lien Term Loan	4/5/2022	13.86% (3M SOFR + 9.00%)	1.00	4/4/2027	8,191	8,191	7,149	0.2%	(8)(37)
		First Lien Term Loan	1/6/2023	13.86% (3M SOFR + 9.00%)	1.00	4/4/2027	16,223	16,223	14,160	0.4%	(8)(37)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	12.87% PIK (3M SOFR + 8.00%)	1.00	12/31/2025	38,752	38,752	34,731	1.0%	(8)(37)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	13.59% (3M SOFR + 8.00%)	1.00	12/31/2025	4,569	4,569	4,095	0.1%	(8)
		Series A Preferred Units to Spartan Energy Holdings, Inc. (10,000 shares)	9/25/2020	15.00%		N/A		26,193	—	—%	(14)
		Series B Redeemable Preferred Stock (790 shares)	10/30/2015	16.00%		N/A		63,225	—	—%	(14)
		Common Stock (102,924 shares)	8/2/2013			N/A		86,240	—	—%	(14)
								306,396	115,129	3.3%
Credit Central Loan Company, LLC (19)	Consumer Finance	First Lien Term Loan	12/28/2012	5.00% plus 5.00% PIK	—	9/15/2027	83,990	83,990	74,197	2.1%	(12)(37)
		Class A Units (14,867,312 units)	12/28/2012			N/A		19,331	—	—%	(12)(14)
		Preferred Class P Shares (12,876,441 units)	7/1/2022	12.75% PIK		N/A		11,520	—	—%	(12)(14)
		Net Revenues Interest (25% of Net Revenues)	1/28/2015			N/A		—	—	—%	(12)(14)
								114,841	74,197	2.1%
Echelon Transportation, LLC	Trading Companies & Distributors	First Lien Term Loan	3/31/2014	6.00%	—	12/7/2026	55,849	55,849	55,849	1.6%	(37)
		Membership Interest (100%)	3/31/2014			N/A		22,738	—	—%	(14)
		Preferred Units (41,751,342 shares)	1/31/2022	12.75% PIK		N/A		32,843	8,015	0.2%	(14)
								111,430	63,864	1.8%
First Tower Finance Company LLC (21)	Consumer Finance	First Lien Term Loan to First Tower, LLC	6/24/2014	10.00% plus 5.00% PIK	—	12/18/2027	430,555	430,555	430,555	12.3%	(12)(37)
		Class A Units (95,709,910 units)	6/14/2012			N/A		31,146	189,254	5.4%	(12)(14)
								461,701	619,809	17.7%
Freedom Marine Solutions, LLC (22)	Marine Transport	Membership Interest (100%)	11/9/2006			N/A		47,116	12,451	0.4%	(14)
								47,116	12,451	0.4%
InterDent, Inc.	Health Care Providers & Services	First Lien Delayed Draw Term Loan B - $15,000 Commitment	9/30/2024	5.00% plus 7.00% PIK	—	9/5/2025	3,000	3,000	3,000	0.1%	(13)
		First Lien Term Loan A/B	8/1/2018	19.61% (1M SOFR + 14.65%)	2.00	9/5/2025	14,249	14,249	14,249	0.4%	(3)(8)
		First Lien Term Loan A	8/3/2012	10.46% (1M SOFR + 5.50%)	1.00	9/5/2025	95,823	95,823	95,823	2.7%	(3)(8)
		First Lien Term Loan B	8/3/2012	5.00% plus 7.00% PIK	—	9/5/2025	210,128	210,128	210,128	6.0%	(37)
		Common Stock ( 99,900 shares)	5/3/2019			N/A		45,118	80,527	2.3%	(14)
								368,318	403,727	11.5%
Kickapoo Ranch Pet Resort	Diversified Consumer Services	First Lien Term Loan	1/11/2024	12.10% (3M SOFR + 7.50%)	3.00	1/10/2029	1,500	1,500	1,500	—%	(8)
		Membership Interest (100%)	8/26/2019		—	N/A	—	2,378	3,535	0.1%
								3,878	5,035	0.1%
MITY, Inc. (23)	Commercial Services & Supplies	First Lien Term Loan A	9/19/2013	13.88% (3M SOFR + 9.02%)	3.00	4/30/2025	48,724	48,724	48,724	1.4%	(3)(8)
		First Lien Term Loan B	6/23/2014	11.86% (3M SOFR + 7.00%) plus 10.00% PIK	3.00	4/30/2025	8,274	8,274	8,274	0.2%	(8)(37)
		Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%	—	1/1/2028	5,456	7,200	5,456	0.2%	(12)
		Common Stock (42,206 shares)	9/19/2013			N/A		27,349	28,001	0.8%	(14)
								91,547	90,455	2.6%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2024 (Unaudited)
(in thousands, except share data)

							September 30, 2024
Portfolio Company	Industry(46)	Investments(1)(35)	Acquisition Date(42)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(38)

National Property REIT Corp. (24)	Residential Real Estate Investment Trusts (REITs) / Consumer Finance / Structured Finance	First Lien Term Loan A	12/31/2018	4.25% (3M SOFR + 0.25%) plus 2.00% PIK	4.00	3/31/2026	$651,417	$651,417	$651,417	18.6%	(8)(37)
		First Lien Term Loan B	12/31/2018	6.87% (3M SOFR + 2.00%)	3.00	3/31/2026	20,630	20,630	20,630	0.6%	(8)
		First Lien Term Loan C	10/31/2019	14.87% (3M SOFR + 10.00%) plus 2.25% PIK	1.00	3/31/2026	190,500	190,500	190,500	5.4%	(8)(37)
		First Lien Term Loan D	6/19/2020	4.25% (3M SOFR + 0.25%) plus 2.00% PIK	4.00	3/31/2026	183,425	183,425	183,425	5.2%	(8)(37)
		First Lien Term Loan E	11/14/2022	7.00% (3M SOFR + 1.50%) plus 7.00% PIK	5.50	3/31/2026	50,837	50,837	50,837	1.4%	(8)(37)
		Residual Profit Interest	12/31/2018			N/A		—	39,863	1.1%	(33)
		Common Stock (3,374,914 shares)	12/31/2013			N/A		20,030	493,295	14.1%	(14)(43)
								1,116,839	1,629,967	46.4%
Nationwide Loan Company LLC (25)	Consumer Finance	First Lien Delayed Draw Term Loan - $7,350 Commitment	5/15/2024	10.00% plus 10.00% PIK	—	5/15/2029	5,717	5,717	5,717	0.2%	(12)(13)(37)
		First Lien Term Loan	6/18/2014	10.00% plus 10.00% PIK	—	5/15/2029	29,083	29,083	29,083	0.8%	(12)(37)
		Class A Units (38,550,460 units)	1/31/2013			N/A		20,845	5,636	0.2%	(12)(14)
								55,645	40,436	1.2%
NMMB, Inc. (26)	Media	First Lien Term Loan	12/30/2019	13.36% (3M SOFR + 8.50%)	2.00	3/31/2027	29,723	29,723	29,723	0.8%	(3)(8)
		Common Stock (21,418 shares)	12/30/2019			N/A		—	51,564	1.5%
								29,723	81,287	2.3%
Pacific World Corporation (34)	Personal Care Products	First Lien Revolving Line of Credit - $30,200 Commitment	9/26/2014	9.10% PIK (1M SOFR + 4.25%)	1.00	9/26/2025	39,910	39,910	39,910	1.1%	(8)(13)(37)
		First Lien Term Loan A	12/31/2014	9.10% PIK (1M SOFR + 4.25%)	1.00	9/26/2025	65,785	65,785	65,785	1.9%	(8)(37)
		Convertible Preferred Equity (626,472 shares)	6/15/2018	12.00% PIK		N/A		221,795	4,647	0.1%	(14)
		Common Stock (6,778,414 shares)	9/29/2017			N/A		—	—	—%	(14)
								327,490	110,342	3.1%
R-V Industries, Inc.	Machinery	First Lien Term Loan	12/15/2020	13.86% (3M SOFR + 9.00%)	1.00	12/15/2028	37,322	37,322	37,322	1.1%	(3)(8)
		Common Stock (745,107 shares)	6/26/2007			N/A		6,866	67,516	1.9%	(14)
								44,188	104,838	3.0%
Universal Turbine Parts, LLC (32)	Aerospace & Defense	First Lien Delayed Draw Term Loan - $6,965 Commitment	2/28/2019	12.61% (3M SOFR + 7.75%)	1.00	10/5/2026	5,545	5,545	5,545	0.2%	(8)(13)
		First Lien Term Loan A	7/22/2016	10.61% (3M SOFR + 5.75%)	1.00	10/5/2026	29,575	29,575	29,575	0.8%	(3)(8)
		Preferred Units (73,642,781 units)	3/31/2021	12.75% PIK		N/A		32,500	32,328	0.9%	(14)
		Common Stock (10,000 units)	12/10/2018			N/A		—	—	—%	(14)
								67,620	67,448	1.9%
USES Corp. (28)	Commercial Services & Supplies	First Lien Term Loan	12/30/2020	14.11% (1M SOFR + 9.00%)	1.00	8/15/2026	2,000	2,000	2,000	0.1%	(8)
		First Lien Equipment Term Loan	8/3/2022	14.11% (1M SOFR + 9.00%)	1.00	8/15/2026	15,735	15,735	15,735	0.4%	(8)(37)
		First Lien Term Loan A	3/31/2014	9.00% PIK	—	8/15/2026	74,093	30,651	2,406	0.1%	(7)
		First Lien Term Loan B	3/31/2014	15.50% PIK	—	8/15/2026	128,795	35,568	—	—%	(7)
		Common Stock (268,962 shares)	6/15/2016			N/A		—	—	—%	(14)
								83,954	20,141	0.6%
Valley Electric Company, Inc. (29)	Construction & Engineering	First Lien Term Loan to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	9.86% (3M SOFR + 5.00%) plus 2.50% PIK	3.00	12/31/2024	10,452	10,452	10,452	0.2%	(3)(8)(37)
		First Lien Term Loan	6/24/2014	8.00% plus 10.00% PIK	—	4/30/2028	38,630	38,630	38,630	1.1%	(3)(37)
		First Lien Term Loan B	3/28/2022	7.00% plus 5.50% PIK	—	4/30/2028	34,777	34,777	34,777	1.0%	(3)(37)
		Consolidated Revenue Interest (2.00%)	6/22/2018			N/A		—	1,764	0.1%	(10)
		Common Stock (50,000 shares)	12/31/2012			N/A		12,053	219,761	6.3%	(14)
								95,912	305,384	8.7%
Total Control Investments								$3,326,598	$3,744,510	106.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2024 (Unaudited)
(in thousands, except share data)

							September 30, 2024
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(42)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Affiliate Investments (5.00% to 24.99% voting control)(39)

Nixon, Inc. (30)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)	5/12/2017			N/A		$—	$—	—%	(14)
								—	—	—%
RGIS Services, LLC	Commercial Services & Supplies	Membership Interest (8.00%)	6/25/2020			N/A		11,735	21,658	0.6%
								11,735	21,658	0.6%
Total Affiliate Investments								$11,735	$21,658	0.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2024 (Unaudited)
(in thousands, except share data)

							September 30, 2024
Portfolio Company	Industry(46)	Investments(1)(35)	Acquisition Date(42)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan	9/21/2018	12.71% (1M SOFR + 7.75%)	—	10/1/2026	$32,133	$32,054	$29,270	0.8%	(8)
								32,054	29,270	0.8%
Apidos CLO XI	Structured Finance	Subordinated Structured Note	12/6/2012	Residual Interest, current yield 9.63%	—	4/17/2034	67,783	38,238	34,209	1.0%	(5)(12)
								38,238	34,209	1.0%
Apidos CLO XII	Structured Finance	Subordinated Structured Note	3/15/2013	Residual Interest, current yield 0.00%	—	4/15/2031	52,203	26,961	22,383	0.6%	(5)(12)(15)
								26,961	22,383	0.6%
Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	Residual Interest, current yield 0.00%	—	4/21/2031	48,515	22,610	20,233	0.6%	(5)(12)(15)
								22,610	20,233	0.6%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	Residual Interest, current yield 0.00%	—	4/21/2031	35,855	22,043	19,569	0.6%	(5)(12)(15)
								22,043	19,569	0.6%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	First Lien Term Loan	2/21/2013	13.60% (3M SOFR + 8.75%)	2.00	5/15/2025	57,980	57,980	57,980	1.7%	(3)(8)
								57,980	57,980	1.7%
Aventiv Technologies, LLC	Diversified Telecommunication Services	Second Out Super Priority First Lien Term Loan	4/2/2024	12.37% (3M SOFR + 7.50%)	1.00	7/31/2025	664	664	664	—%	(8)(47)
		Third Out Super Priority First Lien Term Loan	3/28/2024	5.87% (3M SOFR + 1.00%) plus 4.09% PIK	1.00	7/31/2025	25,624	22,117	22,428	0.6%	(8)(37)(47)
		Second Lien Term Loan	3/28/2024	13.92% (3M SOFR + 9.05%)	1.00	11/1/2025	87,401	58,476	48,080	1.4%	(8)(37)
								81,257	71,172	2.0%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	Residual Interest, current yield 0.00%	—	7/20/2029	82,809	7,539	6,671	0.2%	(5)(12)(15)
								7,539	6,671	0.2%
Barracuda Parent, LLC	IT Services	Second Lien Term Loan	8/15/2022	12.31% (6M SOFR + 7.00%)	0.50	8/15/2030	20,000	19,563	19,278	0.5%
								19,563	19,278	0.5%
BCPE North Star US Holdco 2, Inc.	Food Products	Second Lien Term Loan	6/7/2021	12.21% (1M SOFR + 7.25%)	0.75	6/11/2029	99,999	99,488	94,462	2.7%	(8)
								99,488	94,462	2.7%
BCPE Osprey Buyer, Inc.	Health Care Technology	First Lien Revolving Line of Credit - $4,239 Commitment	10/18/2021	10.77% (1M SOFR + 5.75%)	0.75	8/21/2026	2,826	2,826	2,826	0.1%	(8)(13)(49)
		First Lien Delayed Draw Term Loan - $4,691 Commitment	10/18/2021	10.71% (1M SOFR + 5.75%)	0.75	8/23/2028	4,656	4,614	4,656	0.1%	(3)(8)(13)
		First Lien Term Loan	10/18/2021	11.07% (3M SOFR + 5.75%)	0.75	8/23/2028	63,213	63,213	63,213	1.8%	(3)(8)
								70,653	70,695	2.0%
Belnick, LLC (d/b/a The Ubique Group)	Household Durables	First Lien Term Loan	1/20/2022	13.36% (3M SOFR + 8.50%)	4.00	1/20/2027	82,666	82,666	81,829	2.3%	(3)(8)
								82,666	81,829	2.3%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	First Lien Term Loan	12/4/2017	10.97% (3M SOFR + 6.00%)	1.00	12/4/2025	152,482	152,482	152,482	4.3%	(3)(8)
								152,482	152,482	4.3%
Burgess Point Purchaser Corporation	Automobile Components	Second Lien Term Loan	7/25/2022	14.19% (1M SOFR + 9.00%)	0.75	7/25/2030	30,000	30,000	28,500	0.8%	(3)(8)
								30,000	28,500	0.8%
California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note	4/19/2012	Residual Interest, current yield 3.38%	—	7/16/2032	58,915	34,482	27,980	0.8%	(5)(12)
								34,482	27,980	0.8%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan	11/12/2020	13.45% (1M SOFR + 8.50%)	1.00	11/13/2030	8,500	8,336	8,500	0.2%	(8)
								8,336	8,500	0.2%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 0.00%	—	4/30/2031	24,870	6,209	5,627	0.2%	(5)(12)(15)
								6,209	5,627	0.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2024 (Unaudited)
(in thousands, except share data)

							September 30, 2024
Portfolio Company	Industry(46)	Investments(1)(35)	Acquisition Date(42)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note	4/7/2017	Residual Interest, current yield 0.00%	—	7/15/2030	$25,534	$9,829	$8,929	0.3%	(5)(12)(15)
								9,829	8,929	0.3%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	8/9/2016	Residual Interest, current yield 4.12%	—	7/20/2034	32,200	30,094	24,149	0.7%	(5)(12)
								30,094	24,149	0.7%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield 0.00%	—	7/29/2030	49,552	—	168	—%	(5)(12)(15)
								—	168	—%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note	8/2/2013	Residual Interest, current yield 0.00%	—	4/24/2031	44,100	14,594	13,136	0.4%	(5)(12)(15)
								14,594	13,136	0.4%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note	10/22/2013	Residual Interest, current yield 0.00%	—	4/28/2031	45,500	21,355	19,114	0.5%	(5)(12)(15)
								21,355	19,114	0.5%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note	8/5/2014	Residual Interest, current yield 9.51%	—	1/17/2035	50,143	36,186	28,801	0.8%	(5)(12)
								36,186	28,801	0.8%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note	12/9/2016	Residual Interest, current yield 9.37%	—	10/21/2031	34,000	31,052	29,415	0.8%	(5)(12)
								31,052	29,415	0.8%
Collections Acquisition Company, Inc.	Financial Services	First Lien Term Loan	12/3/2019	12.51% (3M SOFR + 7.65%)	2.50	6/3/2027	44,885	44,885	44,885	1.3%	(3)(8)
								44,885	44,885	1.3%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note	12/18/2013	Residual Interest, current yield 5.57%	—	1/25/2035	48,978	30,410	26,111	0.7%	(5)(12)
								30,410	26,111	0.7%
Credit.com Holdings, LLC (6)	Diversified Consumer Services	First Lien Term Loan A	9/28/2023	15.87% (3M SOFR + 11.00%)	1.50	9/28/2028	34,677	34,677	33,107	0.9%	(8)(37)
		First Lien Term Loan B	9/28/2023	16.87% (3M SOFR + 12.00%)	1.50	9/28/2028	59,547	59,547	42,560	1.2%	(8)(37)
		Class B of PGX TopCo II LLC (999 Non-Voting Units)	9/28/2023			N/A		—	556	—%	(14)
								94,224	76,223	2.1%
Discovery Point Retreat, LLC (50)	Health Care Providers & Services	First Lien Term Loan	6/14/2024	12.62% (3M SOFR + 7.75%)	3.25	6/14/2029	17,000	17,000	16,935	0.5%	(3)(8)
		First Lien Revolving Line of Credit - $2,500 Commitment	6/14/2024	12.62% (3M SOFR + 7.75%)	3.25	12/14/2024	900	900	897	—%	(8)(13)
		Series A Preferred Stock of Discovery MSO HoldCo LLC - 7,785 Units	6/14/2024	8.00% PIK		N/A		7,950	15,898	0.5%	(14)
								25,850	33,730	1.0%
DRI Holding Inc.	Commercial Services & Supplies	First Lien Term Loan	12/21/2021	10.20% (1M SOFR + 5.25%)	0.50	12/21/2028	33,561	32,697	33,561	1.0%	(3)(8)
		Second Lien Term Loan	12/21/2021	12.95% (1M SOFR + 8.00%)	0.50	12/21/2029	145,000	145,000	144,821	4.1%	(3)(8)
								177,697	178,382	5.1%
Druid City Infusion, LLC	Pharmaceuticals	First Lien Term Loan	9/30/2024	12.10% (3M SOFR + 7.50%)	3.00	10/4/2029	50,000	50,000	50,000	1.4%	(8)
		First Lien Convertible Note to Druid City Intermediate, Inc.	9/30/2024	6.00% plus 2.00% PIK	—	10/4/2033	18,950	18,950	37,521	1.1%
								68,950	87,521	2.5%
DTI Holdco, Inc.	Professional Services	First Lien Term Loan	4/26/2022	9.60% (1M SOFR + 4.75%)	0.75	4/26/2029	18,176	17,934	18,176	0.5%	(3)(8)(45)
								17,934	18,176	0.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2024 (Unaudited)
(in thousands, except share data)

							September 30, 2024
Portfolio Company	Industry(46)	Investments(1)(35)	Acquisition Date(42)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Dukes Root Control Inc.	Commercial Services & Supplies	First Lien Revolving Line of Credit - $4,464 Commitment	12/8/2022	11.88% (3M SOFR + 6.50%)	1.00	12/8/2028	$1,839	$1,860	$1,839	0.1%	(8)(13)(49)
		First Lien Delayed Draw Term Loan - $8,929 Commitment	12/8/2022	11.79% (3M SOFR + 6.50%)	1.00	12/8/2028	3,230	3,219	3,230	0.1%	(8)(13)(49)
		First Lien Term Loan	12/8/2022	11.71% (3M SOFR + 6.50%)	1.00	12/8/2028	35,967	36,138	35,967	1.0%	(3)(8)
								41,217	41,036	1.2%
Easy Gardener Products, Inc.	Household Durables	Class A Units of EZG Holdings, LLC (200 units)	6/11/2020			N/A		313	—	—%	(14)
		Class B Units of EZG Holdings, LLC (12,525 units)	6/11/2020			N/A		1,688	—	—%	(14)
								2,001	—	—%
Engineered Machinery Holdings, Inc.	Machinery	Incremental Amendment No. 2 Second Lien Term Loan	5/6/2021	11.37% (3M SOFR + 6.50%)	0.75	5/21/2029	5,000	4,995	5,000	0.1%	(3)(8)
		Incremental Amendment No. 3 Second Lien Term Loan	8/6/2021	10.87% (3M SOFR + 6.00%)	0.75	5/21/2029	5,000	5,000	5,000	0.1%	(3)(8)
								9,995	10,000	0.2%
Emerge Intermediate, Inc. (48)	Pharmaceuticals	First Lien Term Loan	2/26/2024	11.31% (3M SOFR + 6.25%)	1.00	2/26/2026	56,188	56,188	55,907	1.6%	(3)(8)
								56,188	55,907	1.6%
Enseo Acquisition, Inc.	Media	First Lien Term Loan	6/2/2021	12.86% (3M SOFR + 8.00%)	1.00	6/2/2026	52,979	52,979	52,979	1.5%	(3)(8)
								52,979	52,979	1.5%
Eze Castle Integration, Inc.	Software	First Lien Delayed Draw Term Loan - $8,036 Commitment	7/15/2020	12.81% (3M SOFR + 7.50%)	3.00	1/15/2027	1,774	1,774	1,774	0.1%	(8)(13)(49)
		First Lien Term Loan	7/15/2020	12.93% (3M SOFR + 7.50%)	3.00	1/15/2027	46,286	46,286	46,286	1.3%	(3)(8)
								48,060	48,060	1.4%
Faraday Buyer, LLC	Electrical Equipment	First Lien Delayed Draw Term Loan - $6,540 - Commitment	10/11/2022	10.60% (3M SOFR + 6.00%)	1.00	10/11/2028	—	—	—	—%	(8)(13)
		First Lien Term Loan	10/11/2022	10.60% (3M SOFR + 6.00%)	1.00	10/11/2028	61,835	61,835	61,835	1.8%	(3)(8)
								61,835	61,835	1.8%
First Brands Group	Automobile Components	First Lien Term Loan	3/24/2021	10.51% ( 3M SOFR + 5.00%)	1.00	3/30/2027	22,054	22,069	21,885	0.6%	(3)(8)(45)
		Second Lien Term Loan	3/24/2021	14.01% (3M SOFR + 8.50%)	1.00	3/30/2028	37,000	36,893	36,916	1.1%	(3)(8)
								58,962	58,801	1.7%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 0.00%	—	10/15/2030	50,525	17,751	15,802	0.5%	(5)(12)(15)
								17,751	15,802	0.5%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 0.00%	—	5/16/2031	24,575	8,228	7,350	0.2%	(5)(12)(15)
								8,228	7,350	0.2%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 0.00%	—	7/15/2031	39,905	13,914	12,489	0.4%	(5)(12)(15)
								13,914	12,489	0.4%
Global Tel*Link Corporation (d./b/a ViaPath Technologies)	Diversified Telecommunication Services	First Lien Term Loan	8/6/2024	12.35% (1M SOFR + 7.50%)	3.00	8/6/2029	127,000	122,089	123,725	3.5%	(3)(8)
								122,089	123,725	3.5%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield 0.00%	—	4/28/2025	41,164	4	4	—%	(5)(12)(15)
								4	4	—%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield 0.00%	—	10/18/2027	39,598	40	39	—%	(5)(12)(15)
								40	39	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2024 (Unaudited)
(in thousands, except share data)

							September 30, 2024
Portfolio Company	Industry(46)	Investments(1)(35)	Acquisition Date(42)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 0.00%	—	7/18/2031	$19,025	$2,731	$2,396	0.1%	(5)(12)(15)
								2,731	2,396	0.1%
Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	Software	Second Lien Term Loan	11/14/2019	11.70% (3M SOFR + 6.75%)	0.75	11/19/2027	52,500	52,419	49,727	1.4%	(3)(8)
								52,419	49,727	1.4%
Imperative Worldwide, LLC (f/k/a MAGNATE WORLDWIDE, LLC)	Air Freight & Logistics	First Lien Term Loan	3/11/2022	10.25% (3M SOFR + 5.50%)	0.75	12/30/2028	37,394	37,256	37,394	1.1%	(3)(8)
		Second Lien Term Loan	12/30/2021	13.25% (3M SOFR + 8.50%)	0.75	12/30/2029	95,000	95,000	95,000	2.7%	(3)(8)
								132,256	132,394	3.8%
Interventional Management Services, LLC	Health Care Providers & Services	First Lien Revolving Line of Credit - $5,000 Commitment	2/22/2021	13.85% (3M SOFR + 9.00%)	1.00	2/22/2025	5,000	5,000	5,000	0.1%	(8)(13)
		First Lien Term Loan	2/22/2021	13.85% (3M SOFR + 9.00%)	1.00	2/20/2026	65,213	65,213	65,213	1.9%	(3)(8)
								70,213	70,213	2.0%
iQor Holdings, Inc.	Professional Services	First Lien Term Loan	6/11/2024	12.37% (3M SOFR + 7.50%)	2.50	6/11/2029	50,000	50,000	49,620	1.4%	(3)(8)
		Common Stock of Bloom Parent, Inc. (10,450 units)	6/11/2024			N/A		10,450	11,677	0.3%	(14)
								60,450	61,297	1.7%
Japs-Olson Company, LLC (31)	Commercial Services & Supplies	First Lien Term Loan	5/25/2023	11.35% (3M SOFR + 6.75%)	2.00	5/25/2028	57,535	57,535	57,535	1.6%	(3)(8)
								57,535	57,535	1.6%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	6/26/2015	Residual Interest, current yield 0.00%	—	10/20/2031	23,594	10,578	9,588	0.3%	(5)(12)(15)
								10,578	9,588	0.3%
Julie Lindsey, Inc.	Textiles, Apparel & Luxury Goods	First Lien Revolving Line of Credit - $2,000 Commitment	7/27/2023	10.60% (3M SOFR + 6.00%)	4.00	7/27/2027	—	—	—	—%	(8)(13)
		First Lien Term Loan	7/27/2023	10.60% (3M SOFR + 6.00%)	4.00	7/27/2028	19,500	19,500	19,500	0.6%	(3)(8)
								19,500	19,500	0.6%
K&N HoldCo, LLC	Automobile Components	Class A Common Units (137,215 units)	2/14/2023			N/A		25,802	696	—%	(14)
								25,802	696	—%
KM2 Solutions LLC	Professional Services	First Lien Term Loan	12/17/2020	14.35% (3M SOFR + 9.60%)	3.00	12/17/2025	17,832	17,832	17,832	0.5%	(3)(8)
								17,832	17,832	0.5%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 0.00%	—	7/21/2031	49,934	5,870	5,422	0.2%	(5)(12)(15)
								5,870	5,422	0.2%
LGC US FINCO, LLC	Machinery	First Lien Term Loan	1/17/2020	11.46% (1M SOFR + 6.50%)	1.00	12/20/2025	29,081	28,877	29,081	0.8%	(3)(8)
								28,877	29,081	0.8%
Lucky US BuyerCo LLC	Financial Services	First Lien Revolving Line of Credit - $2,775 Commitment	4/3/2023	12.22% (3M SOFR + 7.50%)	1.00	4/1/2029	1,665	1,665	1,665	—%	(8)(13)(49)
		First Lien Term Loan	4/3/2023	12.10% (3M SOFR + 7.50%)	1.00	4/1/2029	21,402	21,402	21,402	0.6%	(3)(8)
								23,067	23,067	0.6%
MAC Discount, LLC	Distributors	First Lien Term Loan	5/11/2023	13.35% (3M SOFR + 8.50%)	1.50	5/11/2028	34,244	33,982	34,244	1.0%	(3)(8)
		Class A Senior Preferred Stock to MAC Discount Investments, LLC (1,500,000 shares)	5/11/2023	12.00%		N/A		1,500	1,483	—%	(14)
								35,482	35,727	1.0%
Medical Solutions Holdings, Inc. (4)	Health Care Providers & Services	Second Lien Term Loan	11/1/2021	12.35% (1M SOFR + 7.00%)	0.50	11/1/2029	54,463	54,435	40,311	1.1%	(3)(8)
								54,435	40,311	1.1%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note	4/17/2013	Residual Interest, current yield 0.00%	—	10/15/2030	43,650	5,865	5,484	0.2%	(5)(12)(15)
								5,865	5,484	0.2%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 0.00%	—	7/15/2031	47,830	5,472	5,210	0.1%	(5)(12)(15)
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2024 (Unaudited)
(in thousands, except share data)

							September 30, 2024
Portfolio Company	Industry(46)	Investments(1)(35)	Acquisition Date(42)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

								5,472	5,210	0.1%
Nexus Buyer LLC	Capital Markets	Second Lien Term Loan	11/5/2021	11.20% (1M SOFR + 6.25%)	0.50	11/5/2029	$42,500	$42,500	$42,500	1.2%	(3)(8)
								42,500	42,500	1.2%
NH Kronos Buyer, Inc.	Pharmaceuticals	First Lien Term Loan	12/7/2022	11.20% (3M SOFR + 6.25%)	1.00	11/1/2028	83,296	83,207	83,296	2.4%	(3)(8)
								83,207	83,296	2.4%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 0.00%	—	7/19/2030	42,064	14,862	13,224	0.4%	(5)(12)(15)
								14,862	13,224	0.4%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note	8/12/2015	Residual Interest, current yield 0.00%	—	4/16/2031	46,016	7,941	7,261	0.2%	(5)(12)(15)
								7,941	7,261	0.2%
OneTouchPoint Corp	Commercial Services & Supplies	First Lien Term Loan	2/19/2021	12.85% (3M SOFR + 8.00%)	1.00	2/19/2026	34,845	34,845	34,845	1.0%	(3)(8)
								34,845	34,845	1.0%
PeopleConnect Holdings, Inc (9)	Interactive Media & Services	First Lien Term Loan	1/22/2020	13.00% (3M SOFR + 8.25%)	2.75	1/22/2026	120,594	120,594	120,594	3.4%	(3)(8)
								120,594	120,594	3.4%
PlayPower, Inc.	Leisure Products	First Lien Revolving Line of Credit - $2,626 Commitment	8/28/2024	9.85% (3M SOFR + 5.25%)	0.75	8/28/2030	—	—	—	—%	(8)(13)
		First Lien Term Loan	8/28/2024	9.85% ( 3M SOFR + 5.25%)	0.75	8/28/2030	17,374	17,078	17,090	0.5%	(3)(8)
								17,078	17,090	0.5%
Precisely Software Incorporated (27)	Software	Second Lien Term Loan	4/23/2021	12.76% (3M SOFR + 7.25%)	0.75	4/23/2029	80,000	79,475	77,370	2.2%	(3)(8)
								79,475	77,370	2.2%
Preventics, Inc. (d/b/a Legere Pharmaceuticals) (44)	Personal Care Products	First Lien Term Loan	11/12/2021	15.37% (3M SOFR + 10.50%)	1.00	11/12/2026	8,859	8,859	8,859	0.3%	(3)(8)
		Series A Convertible Preferred Stock (320 units)	11/12/2021	8.00%		N/A		127	231	—%	(14)
		Series C Convertible Preferred Stock (3,575 units)	11/12/2021	8.00%		N/A		1,419	2,585	0.1%	(14)
								10,405	11,675	0.4%
Raisin Acquisition Co, Inc.	Pharmaceuticals	First Lien Revolving Line of Credit - $3,583 Commitment	6/17/2022	12.36% (3M SOFR + 7.00%)	1.00	12/13/2026	779	779	779	—%	(8)(13)
		First Lien Delayed Draw Term Loan - $1,554 Commitment	6/17/2022	11.87% (3M SOFR + 7.00%)	1.00	12/13/2026	1,406	1,386	1,406	—%	(8)(13)
		First Lien Term Loan	6/17/2022	12.21% (3M SOFR + 7.00%)	1.00	12/13/2026	22,290	21,921	22,290	0.6%	(3)(8)
								24,086	24,475	0.6%
Reception Purchaser, LLC	Air Freight & Logistics	First Lien Term Loan	4/28/2022	10.75% (3M SOFR + 6.00%)	0.75	3/24/2028	62,096	61,413	42,722	1.2%	(8)
								61,413	42,722	1.2%
Redstone Holdco 2 LP (20)	IT Services	Second Lien Term Loan	4/16/2021	13.26% (1M SOFR + 7.75%)	0.75	4/27/2029	50,000	49,487	37,717	1.1%	(8)
								49,487	37,717	1.1%
Research Now Group, LLC and Dynata, LLC	Professional Services	First Lien First Out Term Loan	7/15/2024	10.38% (3M SOFR + 5.00%)	1.00	7/15/2028	365	358	361	—%	(8)
		First Lien Second Out Term Loan	7/15/2024	10.88% (3M SOFR + 5.50%)	1.00	10/15/2028	8,056	8,056	7,268	0.2%	(8)(47)
		Common Stock of New Insight Holdings, Inc. - 210,781 Shares	7/15/2024			N/A		3,329	3,329	0.1%	(14)
		Warrants (to purchase 285,714 shares of Common Stock of New Insight Holdings, Inc.)	7/15/2024			7/15/2029			—	—%	(14)
								11,743	10,958	0.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2024 (Unaudited)
(in thousands, except share data)

							September 30, 2024
Portfolio Company	Industry(46)	Investments(1)(35)	Acquisition Date(42)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Rising Tide Holdings, Inc.	Specialty Retail	First Lien First Out Term Loan	9/25/2024	15.00% PIK	—	6/13/2028	$2,116	$2,116	$2,116	0.1%	(37)
		First Lien Second Out Term Loan	9/25/2024	12.00% PIK	—	6/13/2028	5,674	5,291	4,568	0.1%	(37)
		Class A Common Units of Marine One Holdco, LLC (345,600 units)	9/12/2023			N/A		23,898	485	—%	(14)
		Warrants (to purchase 3,456,000 Class A Common Units of Marine One Holdco, LLC)	9/25/2024			9/25/2044		—	—	—%	(14)
		Warrants (to purchase 50,456 Class A Common Units of Marine One Holdco, LLC)	9/12/2023			9/12/2028		—	—	—%	(14)
								31,305	7,169	0.2%
The RK Logistics Group, Inc.	Commercial Services & Supplies	First Lien Term Loan	3/24/2022	15.37% (3M SOFR + 10.50%)	1.00	12/18/2028	5,670	5,670	5,670	0.2%	(3)(8)
		First Lien Term Loan	12/19/2023	12.37% (3M SOFR + 7.50%)	4.00	12/18/2028	33,543	33,543	33,284	0.9%	(3)(8)
		Class A Common Units (263,000 units)	3/24/2022		—	N/A	—	263	1,619	—%	(14)
		Class B Common Units (1,435,000 units)	3/24/2022		—	N/A	—	2,487	8,835	0.3%	(14)
		Class C Common Units (450,000 units)	6/28/2024		—	N/A	—	2,250	2,771	0.1%
								44,213	52,179	1.5%
RME Group Holding Company	Media	First Lien Term Loan A	5/4/2017	10.35% (3M SOFR + 5.50%)	1.00	5/6/2025	19,437	19,437	19,437	0.6%	(3)(8)
		First Lien Term Loan B	5/4/2017	15.85% (3M SOFR + 11.00%)	1.00	5/6/2025	20,420	20,420	20,420	0.6%	(3)(8)
								39,857	39,857	1.2%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note	4/11/2014	Residual Interest, current yield 0.00%	—	4/21/2031	27,725	9,839	8,981	0.3%	(5)(12)(15)
								9,839	8,981	0.3%
Rosa Mexicano	Hotels, Restaurants & Leisure	First Lien Revolving Line of Credit - $5,195 Commitment	3/29/2018	16.00%	—	6/13/2026	5,194	5,194	4,419	0.1%	(13)
		First Lien Term Loan	3/29/2018	12.36% (3M SOFR + 7.50%)	1.25	6/13/2026	22,359	22,359	17,595	0.5%	(8)(37)
								27,553	22,014	0.6%
ShiftKey, LLC	Health Care Technology	First Lien Term Loan	6/21/2022	10.62% (3M SOFR + 5.75%)	1.00	6/21/2027	63,537	63,227	61,851	1.8%	(3)(8)
								63,227	61,851	1.8%
Shutterfly Finance, LLC	Household Durables	First Lien Term Loan	6/5/2023	11.06% (3M SOFR + 6.00%)	1.00	10/1/2027	2,406	2,431	2,406	0.1%	(8)
		Second Lien Term Loan	6/6/2023	5.60% (3M SOFR + 1.00%) plus 4.00% PIK	1.00	10/1/2027	18,878	18,878	16,346	0.5%	(8)(37)
								21,309	18,752	0.6%
Spectrum Vision Holdings, LLC	Health Care Providers & Services	First Lien Term Loan	5/2/2023	11.37% (3M SOFR + 6.50%)	1.00	11/17/2025	29,545	29,545	29,545	0.8%	(3)(8)
								29,545	29,545	0.8%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interest	12/4/2006			N/A		—	—	—%	(11)
								—	—	—%
Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note	5/6/2014	Residual Interest, current yield 0.00%	—	7/14/2026	49,250	—	—	—%	(5)(12)(15)(17)
								—	—	—%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note	10/17/2014	Residual Interest, current yield 0.00%	—	1/19/2032	63,831	25,263	22,966	0.7%	(5)(12)(15)
								25,263	22,966	0.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2024 (Unaudited)
(in thousands, except share data)

							September 30, 2024
Portfolio Company	Industry(46)	Investments(1)(35)	Acquisition Date(42)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	11/17/2022	12.00% PIK	12.00	8/29/2028	$28,197	$28,197	$28,631	0.8%	(37)
		First Lien Term Loan	1/26/2018	3.00% plus 9.00% PIK	3.00	8/29/2028	40,660	40,660	41,286	1.2%
		First Lien Term Loan	1/26/2018	12.00% PIK	12.00	8/29/2028	161,697	161,697	164,187	4.7%	(37)
		Class B of Town & Country TopCo LLC (999 Non-Voting Units)	11/17/2022			N/A		—	9,472	0.3%	(14)
								230,554	243,576	7.0%
TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	14.26% (3M SOFR + 9.00%) plus 1.50% PIK	5.00	11/30/2025	20,864	20,864	20,864	0.6%	(3)(8)(37)
								20,864	20,864	0.6%
United Sporting Companies, Inc. (16)	Distributors	Second Lien Term Loan	9/28/2012	15.96% (1M LIBOR + 11.00%) plus 2.00% PIK	2.25	11/16/2019	190,556	89,853	10,218	0.3%	(7)
								89,853	10,218	0.3%
Upstream Newco, Inc.	Health Care Providers & Services	Second Lien Term Loan	11/20/2019	13.85% (3M SOFR + 8.50%)	—	11/20/2027	22,000	21,919	18,592	0.5%	(8)
								21,919	18,592	0.5%
USG Intermediate, LLC	Leisure Products	First Lien Revolving Line of Credit - $14,000 Commitment	4/15/2015	14.20% (1M SOFR + 9.25%)	1.00	2/9/2028	14,000	14,000	14,000	0.4%	(8)(13)
		First Lien Term Loan B	4/15/2015	16.70% (1M SOFR + 11.75%)	1.00	2/9/2028	59,515	59,515	59,515	1.7%	(3)(8)
		Equity	4/15/2015			N/A		1	—	—%	(14)
								73,516	73,515	2.1%
Victor Technology, LLC	Distributors	First Lien Term Loan	12/3/2021	12.36% (3M SOFR + 7.50%)	1.00	12/3/2028	12,175	12,175	11,698	0.3%	(3)(8)
								12,175	11,698	0.3%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 0.00%	—	10/15/2030	40,612	8,928	8,096	0.2%	(5)(12)(15)
								8,928	8,096	0.2%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 0.00%	—	4/18/2031	40,773	7,881	7,112	0.2%	(5)(12)(15)
								7,881	7,112	0.2%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2016	Residual Interest, current yield 0.00%	—	10/20/2031	28,100	18,414	15,964	0.5%	(5)(12)(15)
								18,414	15,964	0.5%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note	6/13/2017	Residual Interest, current yield 5.24%	—	4/20/2034	44,885	48,038	39,909	1.1%	(5)(12)
								48,038	39,909	1.1%
WatchGuard Technologies, Inc.	IT Services	First Lien Term Loan	8/17/2022	10.10% (1M SOFR + 5.25%)	0.75	6/30/2029	34,388	34,388	34,318	1.0%	(3)(8)
								34,388	34,318	1.0%
Wellful Inc.	Food Products	First Lien Term Loan	5/26/2022	11.21% (1M SOFR + 6.25%)	0.75	4/21/2027	13,248	12,926	8,916	0.3%	(8)
		Incremental First Lien Term Loan	7/21/2022	11.21% (1M SOFR + 6.25%)	0.75	4/21/2027	14,250	13,717	9,590	0.3%	(8)
								26,643	18,506	0.6%
Wellpath Holdings, Inc.	Health Care Providers & Services	First Lien Term Loan	5/13/2019	10.82% (3M SOFR + 5.50%)	—	10/1/2025	14,091	14,026	8,737	0.2%	(7)(8)
		Second Lien Term Loan	9/25/2018	14.32% (3M SOFR + 9.00%)	—	10/1/2026	37,000	36,791	19,240	0.5%	(7)(8)
								50,817	27,977	0.7%
Total Non-Control/Non-Affiliate Investments								$3,991,005	$3,710,473	105.7%

Total Portfolio Investments								$7,329,338	$7,476,641	213.0%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024
(in thousands, except share data)

							June 30, 2024
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(42)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(40)

CP Energy Services Inc. (18)	Energy Equipment & Services	First Lien Term Loan	10/1/2017	14.56% (3M SOFR+ 9.00%)	1.00	4/4/2027	$59,303	$59,303	$51,139	1.4%	(8)(37)
		First Lien Term Loan	4/5/2022	14.56% (3M SOFR+ 9.00%)	1.00	4/4/2027	7,619	7,619	6,570	0.2%	(8)(37)
		First Lien Term Loan	1/6/2023	14.56% (3M SOFR + 9.00%)	1.00	4/4/2027	15,090	15,090	13,012	0.4%	(8)(37)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	13.59% PIK (3M SOFR+ 8.00%)	1.00	12/31/2025	36,608	36,608	35,103	0.9%	(8)(37)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	13.60% (3M SOFR+ 8.00%)	1.00	12/31/2025	4,569	4,569	4,382	0.1%	(10)
		Series A Preferred Units to Spartan Energy Holdings, Inc. (10,000 shares)	9/25/2020	15.00%		N/A		26,193	—	—%	(14)
		Series B Redeemable Preferred Stock (790 shares)	10/30/2015	16.00%		N/A		63,225	—	—%	(14)
		Common Stock (102,924 shares)	8/2/2013			N/A		86,240	—	—%	(14)
								298,847	110,206	3.0%
Credit Central Loan Company, LLC (19)	Consumer Finance	First Lien Term Loan	12/28/2012	5.00% plus 5.00% PIK	—	9/15/2027	82,629	82,629	79,230	2.1%	(12)(37)
		Class A Units (14,867,312 units)	12/28/2012			N/A		19,331	—	—%	(12)(14)
		Preferred Class P Shares (12,897,188 units)	7/1/2022	12.75%		N/A		11,520	—	—%	(12)(14)
		Net Revenues Interest (25% of Net Revenues)	1/28/2015			N/A		—	—	—%	(12)(14)
								113,480	79,230	2.1%
Echelon Transportation, LLC	Aerospace & Defense	First Lien Term Loan	3/31/2014	6.00%	—	12/7/2026	54,739	54,739	54,739	1.5%
		Membership Interest (100%)	3/31/2014			N/A		22,738	—	—%	(14)
		Preferred Units (41,751,342 shares)	1/31/2022	12.75% PIK		N/A		32,843	12,184	0.3%	(14)
								110,320	66,923	1.8%
First Tower Finance Company LLC (21)	Consumer Finance	First Lien Term Loan to First Tower, LLC	6/24/2014	10.00% plus 5.00% PIK	—	12/18/2027	424,992	424,992	424,992	11.4%	(12)(37)
		Class A Units (95,709,910 units)	6/14/2012			N/A		31,146	180,936	4.9%	(12)(14)
								456,138	605,928	16.3%
Freedom Marine Solutions, LLC (22)	Energy Equipment & Services	Membership Interest (100%)	11/9/2006			N/A		46,142	12,651	0.3%	(14)
								46,142	12,651	0.3%
InterDent, Inc.	Health Care Providers & Services	First Lien Term Loan A/B	8/1/2018	20.11% (1M SOFR+ 14.65%)	2.00	9/5/2025	14,249	14,249	14,249	0.4%	(3)(8)
		First Lien Term Loan A	8/3/2012	10.96% (1M SOFR+ 5.50%)	1.00	9/5/2025	95,823	95,823	95,823	2.6%	(3)(8)
		First Lien Term Loan B	8/3/2012	12.00% PIK		9/5/2025	206,356	206,356	206,356	5.6%	(37)
		Common Stock (99,900 shares)	5/3/2019			N/A		45,118	147,455	4.0%	(14)
								361,546	463,883	12.6%
Kickapoo Ranch Pet Resort	Diversified Consumer Services	First Lien Term Loan	1/11/2024	12.83% (3M SOFR+ 7.50%)	3.00	1/10/2029	1,500	1,500	1,500	—%	(8)
		Membership Interest (100%)	8/26/2019			N/A		2,378	3,242	0.1%
								3,878	4,742	0.1%
MITY, Inc. (23)	Commercial Services & Supplies	First Lien Term Loan A	9/19/2013	12.59% (3M SOFR+ 7.00%)	3.00	4/30/2025	37,224	37,224	37,224	1.0%	(3)(8)(37)
		First Lien Term Loan B	6/23/2014	12.59% (3M SOFR+ 7.00%) plus 10.00% PIK	3.00	4/30/2025	18,274	18,274	18,274	0.5%	(8)(37)
		Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%	—	1/1/2028	5,380	7,200	7,200	0.2%	(12)
		Common Stock (42,206 shares)	9/19/2013			N/A		27,349	22,885	0.6%	(14)
								90,047	85,583	2.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

							June 30, 2024
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(42)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(40)

National Property REIT Corp. (24)	Equity Real Estate Investment Trusts (REITs) / Online Lending / Structured Finance	First Lien Term Loan A	12/31/2018	4.25% (3M SOFR+ 0.25%) plus 2.00% PIK	4.00	3/31/2026	$643,801	$643,801	$643,801	17.4%	(8)(37)
		First Lien Term Loan B	12/31/2018	7.60% (3M SOFR+ 2.00%)	3.00	3/31/2026	20,630	20,630	20,630	0.6%	(8)(37)
		First Lien Term Loan C	10/31/2019	15.60%(3M SOFR+ 10.00%) plus 2.25% PIK	1.00	3/31/2026	190,500	190,500	190,500	5.1%	(8)(37)
		First Lien Term Loan D	6/19/2020	4.25% (3M SOFR+ 0.25%) plus 2.00% PIK	4.00	3/31/2026	183,425	183,425	183,425	4.9%	(8)(37)
		First Lien Term Loan E	11/14/2022	7.00% (3M SOFR + 1.50%) plus 7.00% PIK	5.50	3/31/2026	49,925	49,925	49,925	1.3%	(8)(37)
		Residual Profit Interest	12/31/2018			N/A		—	46,193	1.2%	(33)
		Common Stock (3,374,914 shares)	12/31/2013			N/A		20,030	561,988	15.1%	(14)(43)
								1,108,311	1,696,462	45.6%
Nationwide Loan Company LLC (25)	Consumer Finance	First Lien Delayed Draw Term Loan - $7,350 Commitment	5/15/2024	10.00% plus 10.00% PIK	—	5/15/2029	5,378	5,378	5,378	0.2%	(12)(37)
		First Lien Term Loan	6/18/2014	10.00% plus 10.00% PIK	—	5/15/2029	27,192	27,192	27,192	0.8%	(12)(37)
		Class A Units (38,550,460 units)	1/31/2013			N/A		20,845	10,592	0.3%	(12)(14)
								53,415	43,162	1.3%
NMMB, Inc. (26)	Media	First Lien Term Loan	12/30/2019	14.09% (3M SOFR+ 8.50%)	2.00	3/31/2027	29,723	29,723	29,723	0.8%	(3)(8)
		Common Stock (21,418 shares)	12/30/2019			N/A		—	64,542	1.7%
								29,723	94,265	2.5%
Pacific World Corporation (34)	Personal Products	First Lien Revolving Line of Credit - $26,000 Commitment	9/26/2014	9.59% PIK (1M SOFR+ 3.99%)	1.00	9/26/2025	34,174	34,174	34,174	0.9%	(8)(13)(37)
		First Lien Term Loan A	12/31/2014	9.59% PIK (1M SOFR+ 3.99%)	1.00	9/26/2025	64,427	64,427	64,427	1.7%	(8)(37)
		Convertible Preferred Equity (608,048 shares)	6/15/2018	12.00% PIK		N/A		221,795	6,062	0.2%	(14)
		Common Stock (6,778,414 shares)	9/29/2017			N/A		—	—	—%	(14)
								320,396	104,663	2.8%
R-V Industries, Inc.	Machinery	First Lien Term Loan	12/15/2020	14.59% (3M SOFR+ 9.00%)	1.00	12/15/2028	37,322	37,322	37,322	1.0%	(3)(8)
		Common Stock (745,107 shares)	6/26/2007			N/A		6,866	65,080	1.8%	(14)
								44,188	102,402	2.8%
Universal Turbine Parts, LLC (32)	Trading Companies & Distributors	First Lien Delayed Draw Term Loan - $6,965 Commitment	2/28/2019	13.34% (3M SOFR+ 7.75%)	1.00	10/5/2026	5,560	5,560	5,560	0.1%	(8)(13)
		First Lien Term Loan A	7/22/2016	11.34% (3M SOFR+ 5.75%)	1.00	10/5/2026	29,575	29,575	29,575	0.8%	(3)(8)
		Preferred Units (71,039,647 units)	3/31/2021	12.75% PIK		N/A		32,500	32,932	0.9%	(14)
		Common Stock (10,000 units)	12/10/2018			N/A		—	—	—%	(14)
								67,635	68,067	1.8%
USES Corp. (28)	Commercial Services & Supplies	First Lien Term Loan	12/30/2020	14.59% (1M SOFR + 9.00%)	1.00	7/29/2024	2,000	2,000	2,000	0.1%	(8)
		First Lien Equipment Term Loan	8/3/2022	14.59% (1M SOFR + 9.00%)	1.00	7/29/2024	12,219	12,219	12,219	0.3%	(8)(37)
		First Lien Term Loan A	3/31/2014	9.00% PIK	—	7/29/2024	71,875	30,651	3,770	0.1%	(7)
		First Lien Term Loan B	3/31/2014	15.50% PIK	—	7/29/2024	122,247	35,568	—	—%	(7)
		Common Stock (268,962 shares)	6/15/2016			N/A		—	—	—%	(14)
								80,438	17,989	0.5%
Valley Electric Company, Inc. (29)	Construction & Engineering	First Lien Term Loan to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	10.56% (3M SOFR+ 5.00%) plus 2.50% PIK	3.00	12/31/2024	10,452	10,452	10,452	0.3%	(3)(8)(37)
		First Lien Term Loan	6/24/2014	8.00% plus 10.00% PIK	—	4/30/2028	38,629	38,629	38,629	1.0%	(3)(37)
		First Lien Term Loan B	3/28/2022	7.00% plus 5.50% PIK	—	4/30/2028	34,777	34,777	34,777	0.9%	(3)(37)
		Consolidated Revenue Interest (2.00%)	6/22/2018			N/A		—	1,863	0.1%	(10)
		Common Stock (50,000 shares)	12/31/2012			N/A		12,053	230,698	6.2%	(14)
								95,911	316,419	8.5%
Total Control Investments								$3,280,415	$3,872,575	104.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

							June 30, 2024
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(42)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Affiliate Investments (5.00% to 24.99% voting control)(41)

Nixon, Inc. (30)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)	5/12/2017			N/A		$—	$—	—%	(14)
								—	—	—%
RGIS Services, LLC	Commercial Services & Supplies	Membership Interest (8.00%)	6/25/2020			N/A		11,594	18,069	0.5%
								11,594	18,069	0.5%
Total Affiliate Investments								$11,594	$18,069	0.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

							June 30, 2024
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(42)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan	9/21/2018	13.21% (1M SOFR+ 7.75%)	—	10/1/2026	$32,133	$32,044	$29,965	0.8%	(8)
								32,044	29,965	0.8%
Apidos CLO XI	Structured Finance	Subordinated Structured Note	12/6/2012	Residual Interest, current yield 10.21%	—	4/17/2034	67,783	38,825	32,235	0.9%	(5)(12)
								38,825	32,235	0.9%
Apidos CLO XII	Structured Finance	Subordinated Structured Note	3/15/2013	Residual Interest, current yield 5.44%	—	4/15/2031	52,203	29,081	25,312	0.7%	(5)(12)
								29,081	25,312	0.7%
Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	Residual Interest, current yield 0.00%	—	4/21/2031	48,515	28,562	24,092	0.6%	(5)(12)(15)
								28,562	24,092	0.6%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	Residual Interest, current yield 0.00%	—	4/21/2031	35,855	26,173	22,359	0.6%	(5)(12)(15)
								26,173	22,359	0.6%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	First Lien Term Loan	2/21/2013	14.30% (3M SOFR+ 8.75%)	2.00	5/15/2025	58,184	58,184	58,184	1.6%	(3)(8)
								58,184	58,184	1.6%
Aventiv Technologies, LLC	Communications Equipment	Second Out Super Priority First Lien Term Loan	4/2/2024	13.10% (3M SOFR+ 7.50% )	1.00	7/31/2025	1,499	1,499	1,499	—%	(8)(47)
		Third Out Super Priority First Lien Term Loan	3/28/2024	6.60% (3M SOFR+ 1.00%) plus 4.09% PIK	1.00	7/31/2025	25,415	20,860	20,914	0.6%	(8)(37)(47)
		Second Lien Term Loan	3/28/2024	14.65% (3M SOFR+ 9.05%)	1.00	11/1/2025	85,602	56,671	46,098	1.2%	(8)(37)
								79,030	68,511	1.8%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	Residual Interest, current yield 0.00%	—	7/20/2029	82,809	9,423	8,188	0.2%	(5)(12)(15)
								9,423	8,188	0.2%
Barracuda Parent, LLC	IT Services	Second Lien Term Loan	8/15/2022	12.31% (6M SOFR+ 7.00%)	0.50	8/15/2030	20,000	19,544	20,000	0.5%
								19,544	20,000	0.5%
BCPE North Star US Holdco 2, Inc.	Food Products	Second Lien Delayed Draw Term Loan - $5,185 Commitment	6/7/2021	12.71% (1M SOFR+ 7.25%)	0.75	6/11/2029	5,185	5,147	4,987	0.1%	(8)(13)
		Second Lien Term Loan	6/7/2021	12.71% (1M SOFR+ 7.25%)	0.75	6/11/2029	94,815	94,313	91,193	2.5%	(8)
								99,460	96,180	2.6%
BCPE Osprey Buyer, Inc.	Health Care Technology	First Lien Revolving Line of Credit - $4,239 Commitment	10/18/2021	11.20% (1M SOFR+ 5.75%)	0.75	8/21/2026	2,261	2,261	2,261	0.1%	(8)(13)(49)
		First Lien Delayed Draw Term Loan - $4,691 Commitment	10/18/2021	11.21% (1M SOFR+ 5.75%)	0.75	8/23/2028	4,668	4,623	4,668	0.1%	(3)(8)(13)
		First Lien Term Loan	10/18/2021	11.35% (3M SOFR+ 5.75%)	0.75	8/23/2028	63,375	63,375	63,375	1.7%	(3)(8)
								70,259	70,304	1.9%
Belnick, LLC (d/b/a The Ubique Group)	Household Durables	First Lien Term Loan	1/20/2022	13.59% (3M SOFR+ 8.00%)	4.00	1/20/2027	84,552	84,552	84,250	2.3%	(3)(8)
								84,552	84,250	2.3%
Boostability Parent, Inc.	IT Services	First Lien Term Loan	1/31/2022	13.56% (3M SOFR + 8.00%)	4.00	1/31/2027	42,770	42,770	42,770	1.2%	(3)(8)
								42,770	42,770	1.2%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	First Lien Term Loan	12/4/2017	11.60% (3M SOFR+ 6.00%)	1.00	12/4/2025	153,514	153,514	153,514	4.1%	(3)(8)
								153,514	153,514	4.1%
Burgess Point Purchaser Corporation	Automobile Components	Second Lien Term Loan	7/25/2022	14.44% (1M SOFR+ 9.00%)	0.75	7/25/2030	30,000	30,000	30,000	0.8%	(3)(8)
								30,000	30,000	0.8%
California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note	4/19/2012	Residual Interest, current yield 3.62%	—	7/16/2032	58,915	36,482	27,997	0.8%	(5)(12)
								36,482	27,997	0.8%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

							June 30, 2024
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(42)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan	11/12/2020	14.19% (1M SOFR+ 8.75%)	1.00	11/13/2028	$8,500	$8,326	$8,500	0.2%	(3)(8)
								8,326	8,500	0.2%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 0.00%	—	4/30/2031	24,870	8,626	7,675	0.2%	(5)(12)(15)
								8,626	7,675	0.2%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note	4/7/2017	Residual Interest, current yield 0.00%	—	7/15/2030	25,534	13,058	11,882	0.3%	(5)(12)(15)
								13,058	11,882	0.3%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	8/9/2016	Residual Interest, current yield 5.40%	—	7/20/2034	32,200	30,456	24,009	0.6%	(5)(12)
								30,456	24,009	0.6%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield 0.00%	—	7/29/2030	49,552	—	—	—%	(5)(12)(15)
								—	—	—%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note	8/2/2013	Residual Interest, current yield 0.00%	—	4/24/2031	44,100	18,932	16,604	0.4%	(5)(12)(15)
								18,932	16,604	0.4%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note	10/22/2013	Residual Interest, current yield 0.00%	—	4/28/2031	45,500	27,528	23,921	0.6%	(5)(12)(15)
								27,528	23,921	0.6%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note	8/5/2014	Residual Interest, current yield 10.98%	—	1/17/2035	50,143	36,313	28,668	0.8%	(5)(12)
								36,313	28,668	0.8%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note	12/9/2016	Residual Interest, current yield 12.38%	—	10/21/2031	34,000	31,837	29,854	0.8%	(5)(12)
								31,837	29,854	0.8%
Collections Acquisition Company, Inc.	Diversified Financial Services	First Lien Term Loan	12/3/2019	13.21% (3M SOFR+ 7.65%)	2.50	6/3/2027	45,039	45,039	45,039	1.2%	(3)(8)
								45,039	45,039	1.2%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note	12/18/2013	Residual Interest, current yield 5.47%	—	1/25/2035	48,978	30,872	25,397	0.7%	(5)(12)
								30,872	25,397	0.7%
Credit.com Holdings, LLC (6)	Diversified Consumer Services	First Lien Term Loan A	9/28/2023	16.60% (3M SOFR + 11.00%)	1.50	9/28/2028	33,237	33,237	31,658	0.9%	(8)
		First Lien Term Loan B	9/28/2023	17.60% (3M SOFR + 12.00%)	1.50	9/28/2028	56,931	56,931	40,488	1.1%	(8)
		Class B of PGX TopCo II LLC (999 Non-Voting Units)	9/28/2023			N/A		—	426	—%	(14)
								90,168	72,572	2.0%
Discovery Point Retreat, LLC (50)	Health Care Providers & Services	First Lien Term Loan	6/14/2024	13.35% (3M SOFR+ 7.75%	3.25	6/14/2029	17,000	17,000	16,632	0.5%	(8)
		First Lien Revolving Line of Credit - $2,500 Commitment	6/14/2024	13.35% (3M SOFR + 7.75%	3.25	12/14/2024	900	900	881	—%	(8)
		Series A Preferred Stock of Discovery MSO HoldCo LLC - 7,632 Units	6/14/2024	8.00% PIK		N/A		7,950	15,900	0.4%	(14)
								25,850	33,413	0.9%
DRI Holding Inc.	Commercial Services & Supplies	First Lien Term Loan	12/21/2021	10.69% (1M SOFR+ 5.25%)	0.50	12/21/2028	33,561	32,646	33,561	0.9%	(3)(8)
		Second Lien Term Loan	12/21/2021	13.43% (1M SOFR+ 8.00%)	0.50	12/21/2029	145,000	145,000	145,000	3.9%	(3)(8)
								177,646	178,561	4.8%
DTI Holdco, Inc.	Professional Services	First Lien Term Loan	4/26/2022	10.09%(1M SOFR+ 4.75%)	0.75	4/26/2029	18,176	17,921	18,176	0.5%	(3)(8)(45)
		Second Lien Term Loan	4/26/2022	13.09% (1M SOFR+ 7.75%)	0.75	4/26/2030	75,000	75,000	75,000	2.0%	(3)(8)
								92,921	93,176	2.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

							June 30, 2024
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(42)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Dukes Root Control Inc.	Commercial Services & Supplies	First Lien Revolving Line of Credit - $4,464 Commitment	12/8/2022	11.98% (3M SOFR + 6.50%)	1.00	12/8/2028	$2,375	$2,392	$2,375	0.1%	(8)(13)(49)
		First Lien Delayed Draw Term Loan - $8,929 Commitment	12/8/2022	11.98% (3M SOFR + 6.50%)	1.00	12/8/2028	3,238	3,226	3,238	0.1%	(8)(13)(49)
		First Lien Term Loan	12/8/2022	11.99% (3M SOFR + 6.50%)	1.00	12/8/2028	36,058	36,195	36,058	1.0%	(3)(8)
								41,813	41,671	1.2%
Easy Gardener Products, Inc.	Household Durables	Class A Units of EZG Holdings, LLC (200 units)	6/11/2020			N/A		313	—	—%	(14)
		Class B Units of EZG Holdings, LLC(12,525 units)	6/11/2020			N/A		1,688	—	—%	(14)
								2,001	—	—%
Engineered Machinery Holdings, Inc.	Machinery	Incremental Amendment No. 2 Second Lien Term Loan	5/6/2021	12.10% (3M SOFR+ 6.50%)	0.75	5/21/2029	5,000	4,994	5,000	0.2%	(3)(8)
		Incremental Amendment No. 3 Second Lien Term Loan	8/6/2021	11.60% (3M SOFR+ 6.00%)	0.75	5/21/2029	5,000	5,000	5,000	0.1%	(3)(8)
								9,994	10,000	0.3%
Emerge Intermediate, Inc. (48)	Health Care Providers & Services	First Lien Term Loan	2/26/2024	11.60% (3M SOFR+ 6.25%)	1.00	2/26/2026	56,329	56,329	56,329	1.5%	(3)(8)
								56,329	56,329	1.5%
Enseo Acquisition, Inc.	IT Services	First Lien Term Loan	6/2/2021	13.56% (3M SOFR+ 8.00%)	1.00	6/2/2026	53,116	53,116	53,116	1.4%	(3)(8)
								53,116	53,116	1.4%
Eze Castle Integration, Inc.	IT Services	First Lien Delayed Draw Term Loan - $8,036 Commitment	7/15/2020	12.84% (3M SOFR+ 7.50%)	3.00	1/15/2027	1,783	1,783	1,783	—%	(8)(13)(37)(49)
		First Lien Term Loan	7/15/2020	12.97% (3M SOFR+ 7.50%)	3.00	1/15/2027	46,527	46,527	46,527	1.3%	(3)(8)(37)
								48,310	48,310	1.3%
Faraday Buyer, LLC	Electrical Equipment	First Lien Delayed Draw Term Loan - $6,540 Commitment	10/11/2022	11.33% (3M SOFR + 6.00%)	1.00	10/11/2028	—	—	—	—%	(8)(13)
		First Lien Term Loan	10/11/2022	11.33% (3M SOFR + 6.00%)	1.00	10/11/2028	61,991	61,991	61,991	1.7%	(3)(8)
								61,991	61,991	1.7%
First Brands Group	Automobile Components	First Lien Term Loan	3/24/2021	10.59% (3M SOFR+ 5.00%)	1.00	3/30/2027	22,126	22,124	22,019	0.6%	(3)(8)(45)
		Second Lien Term Loan	3/24/2021	14.09% (3M SOFR+ 8.50%)	1.00	3/30/2028	37,000	36,850	36,788	1.0%	(3)(8)
								58,974	58,807	1.6%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 0.00%	—	10/15/2030	50,525	22,434	20,386	0.5%	(5)(12)(15)
								22,434	20,386	0.5%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 0.00%	—	5/16/2031	24,575	10,789	9,811	0.3%	(5)(12)(15)
								10,789	9,811	0.3%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 0.00%	—	7/15/2031	39,905	18,822	17,247	0.5%	(5)(12)(15)
								18,822	17,247	0.5%
Global Tel*Link Corporation (d/b/a ViaPath Technologies.)	Diversified Telecommunication Services	First Lien Term Loan	8/7/2019	9.69% (1M SOFR + 4.25%)	—	11/29/2025	9,497	9,405	9,456	0.3%	(3)(8)(45)
		Second Lien Term Loan	11/20/2018	15.44% (1M SOFR + 10.00%)	—	11/29/2026	122,670	122,165	122,670	3.3%	(3)(8)
								131,570	132,126	3.6%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield 0.00%	—	4/28/2025	41,164	8	8	—%	(5)(12)(15)
								8	8	—%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield 0.00%	—	10/18/2027	39,598	53	49	—%	(5)(12)(15)
								53	49	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

							June 30, 2024
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(42)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 0.00%	—	7/18/2031	$19,025	$4,285	$3,676	0.1%	(5)(12)(15)
								4,285	3,676	0.1%
Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	Software	Second Lien Term Loan	11/14/2019	12.20% (3M SOFR+ 6.75%)	0.75	11/19/2027	52,500	52,405	47,813	1.3%	(3)(8)
								52,405	47,813	1.3%
Imperative Worldwide, LLC (f/k/a MAGNATE WORLDWIDE, LLC)	Air Freight & Logistics	First Lien Term Loan	3/11/2022	10.98% (3M SOFR + 5.50%)	0.75	12/30/2028	31,394	31,375	31,394	0.9%	(3)(8)
		Second Lien Term Loan	12/30/2021	13.98% (3M SOFR + 8.50%)	0.75	12/30/2029	95,000	95,000	89,758	2.4%	(3)(8)
								126,375	121,152	3.3%
Interventional Management Services, LLC	Health Care Providers & Services	First Lien Revolving Line of Credit - $5,000 Commitment	2/22/2021	14.58% (3M SOFR+ 9.00%)	1.00	2/22/2025	5,000	5,000	4,855	0.1%	(8)(13)
		First Lien Term Loan	2/22/2021	14.58% (3M SOFR+ 9.00%)	1.00	2/20/2026	65,565	65,565	63,669	1.7%	(3)(8)
								70,565	68,524	1.8%
iQor Holdings, Inc.	Diversified Consumer Services	First Lien Term Loan	6/11/2024	13.10% (3M SOFR+ 7.50%)	2.50	6/11/2029	50,000	50,000	50,000	1.3%	(8)
		Common Stock of Bloom Parent, Inc.	6/11/2024			N/A		10,450	10,232	0.3%	(14)
								60,450	60,232	1.6%
Japs-Olson Company, LLC (31)	Commercial Services & Supplies	First Lien Term Loan	5/25/2023	12.08% (3M SOFR + 6.75%)	2.00	5/25/2028	57,960	57,960	57,960	1.6%	(3)(8)
								57,960	57,960	1.6%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	6/26/2015	Residual Interest, current yield 0.00%	—	10/20/2031	23,594	12,391	10,955	0.3%	(5)(12)(15)
								12,391	10,955	0.3%
Julie Lindsey, Inc.	Textiles, Apparel & Luxury Goods	First Lien Revolving Line of Credit - $2,000 Commitment	7/27/2023	11.33% (3M SOFR + 6.00%)	4.00	7/27/2027	—	—	—	—%	(8)(13)
		First Lien Term Loan	7/27/2023	11.33% (3M SOFR + 6.00%)	4.00	7/27/2028	19,600	19,600	19,600	0.5%	(3)(8)
								19,600	19,600	0.5%
K&N HoldCo, LLC	Automobile Components	Class A Common Units (84,553 units)	2/14/2023			N/A		25,697	783	—%	(14)
								25,697	783	—%
KM2 Solutions LLC	IT Services	First Lien Term Loan	12/17/2020	15.05% (3M SOFR+ 9.60%)	3.00	12/17/2025	17,877	17,877	17,793	0.5%	(3)(8)
								17,877	17,793	0.5%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 0.00%	—	7/21/2031	49,934	8,510	7,699	0.2%	(5)(12)(15)
								8,510	7,699	0.2%
LGC US FINCO, LLC	Machinery	First Lien Term Loan	1/17/2020	11.96% (1M SOFR+ 6.50%)	1.00	12/20/2025	29,231	28,985	29,231	0.8%	(3)(8)
								28,985	29,231	0.8%
Lucky US BuyerCo LLC	Professional Services	First Lien Revolving Line of Credit - $2,775 Commitment	4/3/2023	12.85% (3M SOFR + 7.50%)	1.00	4/1/2029	1,665	1,665	1,665	—%	(8)(13)
		First Lien Term Loan	4/3/2023	12.83% (3M SOFR + 7.50%)	1.00	4/1/2029	21,457	21,457	21,457	0.6%	(3)(8)
								23,122	23,122	0.6%
MAC Discount, LLC	Household Durables	First Lien Term Loan	5/11/2023	14.08% (3M SOFR + 8.50%)	1.50	5/11/2028	34,434	34,153	34,410	0.9%	(3)(8)
		Class A Senior Preferred Stock to MAC Discount Investments, LLC (1,500,000 shares)	5/11/2023	12.00%		N/A		1,500	1,266	—%	(14)
								35,653	35,676	0.9%
Medical Solutions Holdings, Inc. (4)	Health Care Providers & Services	Second Lien Term Loan	11/1/2021	12.44% (1M SOFR+ 7.00%)	0.50	11/1/2029	54,463	54,433	44,976	1.2%	(3)(8)
								54,433	44,976	1.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

							June 30, 2024
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(42)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note	4/17/2013	Residual Interest, current yield 0.00%	—	10/15/2030	$43,650	$8,036	$7,286	0.2%	(5)(12)(15)
								8,036	7,286	0.2%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 0.00%	—	7/15/2031	47,830	11,717	10,658	0.3%	(5)(12)(15)
								11,717	10,658	0.3%
Nexus Buyer LLC	Capital Markets	Second Lien Term Loan	11/5/2021	11.69% (1M SOFR+ 6.25%)	0.50	11/5/2029	42,500	42,500	42,500	1.1%	(3)(8)
								42,500	42,500	1.1%
NH Kronos Buyer, Inc.	Pharmaceuticals	First Lien Term Loan	12/7/2022	11.73% (3M SOFR + 6.25%)	1.00	11/1/2028	83,562	83,467	83,562	2.3%	(3)(8)
								83,467	83,562	2.3%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 0.00%	—	7/19/2030	42,064	16,842	14,471	0.4%	(5)(12)(15)
								16,842	14,471	0.4%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note	8/12/2015	Residual Interest, current yield 0.00%	—	4/16/2031	46,016	11,267	10,177	0.3%	(5)(12)(15)
								11,267	10,177	0.3%
OneTouchPoint Corp	Professional Services	First Lien Term Loan	2/19/2021	13.58% (3M SOFR+ 8.00%)	1.00	2/19/2026	35,047	35,047	35,047	0.9%	(3)(8)
								35,047	35,047	0.9%
PeopleConnect Holdings, Inc (9)	Interactive Media & Services	First Lien Term Loan	1/22/2020	13.73% (3M SOFR+ 8.25%)	2.75	1/22/2025	120,594	120,594	120,594	3.2%	(3)(8)
								120,594	120,594	3.2%
PlayPower, Inc.	Leisure Products	First Lien Term Loan	5/7/2019	10.96% (3M SOFR+ 5.50%)	—	5/10/2026	5,711	5,693	5,526	0.1%	(8)
								5,693	5,526	0.1%
Precisely Software Incorporated (27)	IT Services	Second Lien Term Loan	4/23/2021	12.84% (3M SOFR+ 7.25%)	0.75	4/23/2029	80,000	79,447	79,865	2.2%	(3)(8)
								79,447	79,865	2.2%
Preventics, Inc. (d/b/a Legere Pharmaceuticals) (44)	Health Care Providers & Services	First Lien Term Loan	11/12/2021	16.10% (3M SOFR+ 10.50%)	1.00	11/12/2026	8,906	8,906	8,906	0.2%	(3)(8)
		Series A Convertible Preferred Stock (320 units)	11/12/2021	8.00%		N/A		127	183	—%	(16)
		Series C Convertible Preferred Stock (3,575 units)	11/12/2021	8.00%		N/A		1,419	2,042	0.1%	(14)
								10,452	11,131	0.3%
Raisin Acquisition Co, Inc.	Pharmaceuticals	First Lien Revolving Line of Credit - $3,583 Commitment	6/17/2022	12.61% (3M SOFR+ 7.00%)	1.00	12/13/2026	—	—	—	—%	(8)(13)
		First Lien Delayed Draw Term Loan - $1,554 Commitment	6/17/2022	12.60% (3M SOFR+ 7.00%)	1.00	12/13/2026	1,425	1,403	1,425	—%	(8)(13)
		First Lien Term Loan	6/17/2022	12.61% (3M SOFR+ 7.00%)	1.00	12/13/2026	22,601	22,190	22,601	0.6%	(3)(8)
								23,593	24,026	0.6%
Reception Purchaser, LLC	Air Freight & Logistics	First Lien Term Loan	4/28/2022	11.48% (3M SOFR+ 6.00%)	0.75	3/24/2028	62,255	61,522	53,539	1.4%	(3)(8)
								61,522	53,539	1.4%
Redstone Holdco 2 LP (20)	IT Services	Second Lien Term Loan	4/16/2021	13.21% (1M SOFR+ 7.75%)	0.75	4/27/2029	50,000	49,460	47,360	1.3%	(3)(8)
								49,460	47,360	1.3%
Research Now Group, LLC and Dynata, LLC	Professional Services	First Lien Term Loan	6/3/2024	14.21% (1M SOFR+ 8.75%)	1.00	8/6/2024	366	359	366	—%	(8)
		First Lien Term Loan	12/8/2017	13.09% (3M SOFR+ 7.50%)	1.00	12/20/2024	11,835	10,726	9,320	0.3%	(7)(8)
		Second Lien Term Loan	12/8/2017	15.09% (3M SOFR+ 9.50%)	1.00	12/20/2025	50,000	49,082	1,948	0.1%	(7)(8)
								60,167	11,634	0.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

							June 30, 2024
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(42)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Rising Tide Holdings, Inc.	Diversified Consumer Services	First Lien Term Loan	9/25/2023	6.58% (3M SOFR+ 1.00%) plus 7.00% PIK	2.00	9/12/2028	$5,565	$5,158	$5,165	0.1%	(8)
		Class A Common Units of Marine One Holdco, LLC (345,600 units)	9/12/2023			N/A		23,898	3,923	0.1%	(14)
		Warrants of Marine One Holdco, LLC	9/12/2023			N/A		—	—	—%	(14)
								29,056	9,088	0.2%
The RK Logistics Group, Inc.	Commercial Services & Supplies	First Lien Term Loan	3/24/2022	16.10% (3M SOFR+ 10.50%)	1.00	12/18/2028	5,685	5,685	5,685	0.2%	(3)(8)
		First Lien Term Loan	12/19/2023	13.10% (3M SOFR + 7.50%)	4.00	12/18/2028	33,594	33,594	33,293	0.9%	(3)(8)
		Class A Common Units (263,000 units)	3/24/2022		—	N/A	—	263	1,719	—%	(14)
		Class B Common Units (1,435,000 units)	3/24/2022		—	N/A	—	2,487	9,381	0.3%	(14)
		Class C Common Units (450,000 units)	6/28/2024		—	N/A	—	2,250	2,942	0.1%
								44,279	53,020	1.5%
RME Group Holding Company	Media	First Lien Term Loan A	5/4/2017	11.08% (3M SOFR+ 5.50%)	1.00	5/6/2025	19,624	19,624	19,624	0.5%	(3)(8)
		First Lien Term Loan B	5/4/2017	16.58% (3M SOFR+ 11.00%)	1.00	5/6/2025	20,483	20,483	20,483	0.6%	(3)(8)
								40,107	40,107	1.1%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note	4/11/2014	Residual Interest, current yield 0.00%	—	4/21/2031	27,725	12,450	11,173	0.3%	(5)(12)(15)
								12,450	11,173	0.3%
Rosa Mexicano	Hotels, Restaurants & Leisure	First Lien Revolving Line of Credit - $5,182 Commitment	3/29/2018	16.00%	—	6/13/2026	5,224	5,224	4,281	0.1%	(13)
		First Lien Term Loan	3/29/2018	13.09% (3M SOFR+ 7.50%)	1.25	6/13/2026	22,358	22,358	17,269	0.5%	(8)
								27,582	21,550	0.6%
ShiftKey, LLC	Health Care Technology	First Lien Term Loan	6/21/2022	11.35% (3M SOFR+ 5.75%)	1.00	6/21/2027	63,700	63,361	62,227	1.7%	(3)(8)
								63,361	62,227	1.7%
Shutterfly Finance, LLC	Internet & Direct Marketing Retail	First Lien Term Loan	6/5/2023	11.35% (3M SOFR + 6.00%)	1.00	10/1/2027	2,406	2,426	2,406	0.1%	(8)
		Second Lien Term Loan	6/6/2023	6.33% (3M SOFR + 1.00%) plus 4.00% PIK	1.00	10/1/2027	18,683	18,683	15,987	0.4%	(8)(37)
								21,109	18,393	0.5%
Spectrum Vision Holdings, LLC	Health Care Providers & Services	First Lien Term Loan	5/2/2023	12.10% (3M SOFR + 6.50%)	1.00	11/17/2024	29,620	29,620	29,620	0.8%	(3)(8)
								29,620	29,620	0.8%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interest	12/4/2006			N/A		—	—	—%	(11)
								—	—	—%
Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note	5/6/2014	Residual Interest, current yield 0.00%	—	7/14/2026	49,250	—	—	—%	(5)(12)(15)(17)
								—	—	—%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note	10/17/2014	Residual Interest, current yield 0.00%	—	1/19/2032	63,831	27,151	23,371	0.6%	(5)(12)(15)
								27,151	23,371	0.6%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	11/17/2022	12.00% PIK	12.00	8/29/2028	27,332	27,332	27,706	0.7%	(37)
		First Lien Term Loan	1/26/2018	3.00% plus 9.00% PIK	3.00	8/29/2028	40,660	40,660	41,217	1.1%	(37)
		First Lien Term Loan	1/26/2018	12.00% PIK	12.00	8/29/2028	156,734	156,734	158,882	4.3%	(37)
		Class B of Town & Country TopCo LLC (999 Non-Voting Units)	11/17/2022			N/A		—	13,304	0.4%	(14)
								224,726	241,109	6.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

							June 30, 2024
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(42)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	14.59% (3M SOFR+ 9.00%) plus 1.50% PIK	5.00	11/30/2025	$21,414	$21,414	$21,414	0.6%	(3)(8)(37)
								21,414	21,414	0.6%
United Sporting Companies, Inc. (16)	Distributors	Second Lien Term Loan	9/28/2012	16.45% (1ML+ 11.00%) plus 2.00% PIK	2.25	11/16/2019	190,556	89,853	10,289	0.3%	(7)(8)
								89,853	10,289	0.3%
Upstream Newco, Inc.	Health Care Providers & Services	Second Lien Term Loan	11/20/2019	13.93% (3M SOFR+ 8.50%)	—	11/20/2027	22,000	21,913	19,145	0.5%	(3)(8)
								21,913	19,145	0.5%
USG Intermediate, LLC	Leisure Products	First Lien Revolving Line of Credit - $14,000 Commitment	4/15/2015	14.69% (1M SOFR+ 9.25%)	1.00	2/9/2028	14,000	14,000	14,000	0.4%	(8)(13)
		First Lien Term Loan B	4/15/2015	17.19% (1M SOFR+ 11.75%)	1.00	2/9/2028	59,765	59,765	59,765	1.6%	(3)(8)
		Equity	4/15/2015			N/A		1	—	—%	(14)
								73,766	73,765	2.0%
Victor Technology, LLC	Commercial Services & Supplies	First Lien Term Loan	12/3/2021	13.09% (3M SOFR+ 7.50%)	1.00	12/3/2028	14,250	14,250	13,946	0.4%	(3)(8)
								14,250	13,946	0.4%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 0.00%	—	10/15/2030	40,613	11,746	10,385	0.3%	(5)(12)(15)
								11,746	10,385	0.3%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 0.00%	—	4/18/2031	40,773	10,781	9,437	0.3%	(5)(12)(15)
								10,781	9,437	0.3%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2016	Residual Interest, current yield 0.00%	—	10/20/2031	28,100	21,233	16,556	0.4%	(5)(12)(15)
								21,233	16,556	0.4%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note	6/13/2017	Residual Interest, current yield 7.50%	—	4/20/2034	44,885	49,017	40,152	1.1%	(5)(12)
								49,017	40,152	1.1%
WatchGuard Technologies, Inc.	IT Services	First Lien Term Loan	8/17/2022	10.59% (1M SOFR+ 5.25%)	0.75	6/30/2029	34,388	34,388	34,334	0.9%	(3)(8)
								34,388	34,334	0.9%
Wellful Inc.	Food & Staples Retailing	First Lien Term Loan	5/26/2022	11.71% (1M SOFR+ 6.25%)	0.75	4/21/2027	13,338	12,932	10,721	0.3%	(3)(8)
		Incremental First Lien Term Loan	7/21/2022	11.71% (1M SOFR+ 6.25%)	0.75	4/21/2027	14,344	13,811	11,530	0.3%	(3)(8)
								26,743	22,251	0.6%
Wellpath Holdings, Inc.	Health Care Providers & Services	First Lien Term Loan	5/13/2019	11.11% (3M SOFR+ 5.50%)	—	10/1/2025	14,091	14,030	12,689	0.3%	(8)
		Second Lien Term Loan	9/25/2018	14.61% (3M SOFR+ 9.00%)	—	10/1/2026	37,000	36,799	24,027	0.6%	(8)
								50,829	36,716	0.9%
Total Non-Control/Non-Affiliate Investments								$4,155,165	$3,827,599	103.1%

Total Portfolio Investments								$7,447,174	$7,718,243	207.9%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2024 (Unaudited) and June 30, 2024

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
(2)Fair value is determined by or under the direction of our Board of Directors. Unless otherwise indicated by endnote 45 below, all of our investments are valued using significant unobservable inputs. In accordance with ASC 820, such investments are classified as Level 3 within the fair value hierarchy. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.
(3)Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair value of the investments held by PCF at September 30, 2024 and June 30, 2024 were $2,678,373 and $2,793,051, respectively, representing 35.8% and 36.2% of our total investments, respectively.
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
(6)On September 28, 2023, in connection with a Chapter 11 process, PGX Holdings, Inc. (“PGX”) sold the majority of its assets to a new entity, Credit.com Holdings, LLC (“Credit.com”). As part of the transaction, we rolled the majority of our existing First Lien Term Loan into a new First Lien Term Loan A and new First Lien Term Loan B at Credit.com. We were also issued equity at Credit.com, which we hold through our Class B non-voting equity investment in PGX Topco II LLC. As of September 30, 2024 and June 30, 2024, we classify our investment in Credit.com as non-control/non-affiliate.

(7)Investment on non-accrual status as of the reporting date (See Note 2).
(8)Certain variable rate securities in our portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. The 1-Month Secured Overnight Financing Rate or “1M SOFR”, was 4.85% as of September 30, 2024 and 5.34% as of June 30, 2024. The 3-Month Secured Overnight Financing Rate or “3M SOFR”, was 4.59% as of September 30, 2024 and 5.32% as of June 30, 2024. The 6-Month Secured Overnight Financing Rate or “6M SOFR” was 4.25% as of September 30, 2024 and 5.26% as of June 30, 2024. The PRIME Rate or “PRIME” was 8.00% as of September 30, 2024 and 8.50% as of June 30, 2024. The impact of a SOFR credit spread adjustment, if applicable, is included within the stated all-in interest rate.
(9)PeopleConnect Holdings, Inc. and Pubrec Holdings, Inc. are joint borrowers.
(10)The consolidated revenue interest is equal to the lesser of (i) 2.0% of consolidated revenue for the twelve-month period ending on the last day of the prior fiscal quarter (or portion thereof) and (ii) 25% of the amount of interest accrued on the Notes at the cash interest rate for such fiscal quarter (or portion thereof).
(11)The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.
(12)Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets as calculated in accordance with regulatory requirements. As of September 30, 2024 and June 30, 2024, our qualifying assets, as a percentage of total assets, stood at 83.96% and 83.78%, respectively. We monitor the status of these assets on an ongoing basis.
(13)Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.75%. As of September 30, 2024 and June 30, 2024, we had $47,914 and $34,771, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2024 (Unaudited) and June 30, 2024 (Continued)
(14)Represents non-income producing security that has not paid a dividend in the year preceding the reporting date.
(15)The effective yield has been estimated to be 0% as expected future cash flows are anticipated to not be sufficient to repay the investment at cost. If the expected investment proceeds increase, there is a potential for future investment income from the investment. Distributions, once received, will be recognized as return of capital, and when called, any remaining unamortized investment costs will be written off if the actual distributions are less than the amortized investment cost. To the extent that the cost basis of the SSN is fully recovered, any future distributions will be recorded as realized gains.
(16)Ellett Brothers, LLC, Evans Sports, Inc., Jerry’s Sports, Inc., Simmons Gun Specialties, Inc., Bonitz Brothers, Inc., and Outdoor Sports Headquarters, Inc. are joint borrowers on the second lien term loan. United Sporting Companies, Inc. (“USC”) is a parent guarantor of this debt investment, and is 100% owned by SportCo Holdings, Inc. (“SportCo”). In June 2019, USC filed for Chapter 11 bankruptcy and began liquidating its remaining assets.
(17)Security was called for redemption and the liquidation of the underlying loan portfolio is ongoing.
(18)CP Holdings of Delaware LLC (“CP Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of CP Energy Services Inc. (“CP Energy”) as of September 30, 2024 and June 30, 2024. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $43,321 and $41,177 in first lien term loans (the “Spartan Term Loans”) due to us as of September 30, 2024 and June 30, 2024, respectively. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. In September 2020, we made a new $26,193 Series A preferred stock investment in Spartan Energy Holdings, Inc., which equates to 100% of the Series A non-voting redeemable preferred stock outstanding.
(19)Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% and 99.8% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of September 30, 2024 and June 30, 2024, respectively. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company.
(20)Redstone Holdco 2 LP is the parent borrower on the second lien term loan. Redstone Buyer, LLC, Redstone Intermediate (Archer) HoldCo LLC, Redstone Intermediate (FRI) HoldCo LLC, Redstone Intermediate (NetWitness) HoldCo, LLC, and Redstone Intermediate (SecurID) HoldCo, LLC are joint borrowers on the Second Lien Term Loan.
(21)First Tower Holdings of Delaware LLC (“First Tower Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 80.10% of the voting interest and 78.06% of the fully-diluted economic interest of First Tower Finance Company LLC (“First Tower Finance”). First Tower Finance owns 100% of First Tower, LLC, the operating company. We report First Tower Finance as a separate controlled company. Effective March 17, 2021, the First Tower, LLC lenders were granted a first priority security interest in First Tower Finance’s assets and our investment became classified as a First Lien Term Loan.
(22)Energy Solutions Holdings Inc., a consolidated entity in which we own 100% of the equity, owns 100% of Freedom Marine Solutions, LLC (“Freedom Marine”), which owns Vessel Company, LLC, Vessel Company II, LLC and Vessel Company III, LLC. We report Freedom Marine as a separate controlled company.
(23)MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 100% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc. (“Mity-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. Our subordinated unsecured note issued and outstanding to Broda Canada is denominated in Canadian Dollars (“CAD”). As of September 30, 2024 and June 30, 2024, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2024 (Unaudited) and June 30, 2024 (Continued)
(24)NPH Property Holdings, LLC (“NPH”), a consolidated entity in which we own 100% of the membership interests, owns 100% of the common equity of National Property REIT Corp. (“NPRC”) (f/k/a National Property Holdings Corp.), a property REIT which holds investments in several real estate properties. Additionally, NPRC invests in online consumer loans and rated secured structured notes through American Consumer Lending Limited (“ACLL”) and National General Lending Limited (“NGL”), respectively, its wholly owned subsidiaries. We report NPRC as a separate controlled company. See Note 3 for further discussion of the investments held by NPRC.
(25)Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 94.48% of Nationwide Loan Company LLC, the operating company, as of September 30, 2024 and June 30, 2024. We report Nationwide Loan Company LLC as a separate controlled company. Prospect has a first priority security interest in the assets of Nationwide.
(26)NMMB Holdings, Inc. (“NMMB Holdings”), a consolidated entity in which we own 100% of the equity, owns 92.77% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of September 30, 2024 and June 30, 2024. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.
(27)Vision Solutions, Inc. and Precisely Software Incorporate are joint borrowers on the Second Lien Term Loan.
(28)Prospect owns 99.96% of the equity of USES Corp. as of September 30, 2024 and June 30, 2024.
(29)Valley Electric Holdings I, Inc., a consolidated entity in which we own 100% of the common stock, owns 100% of Valley Electric Holdings II, Inc. (“Valley Holdings II”), another consolidated entity. Valley Holdings II owns 94.99% of Valley Electric Company, Inc. (“Valley Electric”). Valley Electric owns 100% of the equity of VE Company, Inc., which owns 100% of the equity of Valley Electric Co. of Mt. Vernon, Inc. We report Valley Electric as a separate controlled company.
(30)As of September 30, 2024 and June 30, 2024, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC, the parent company of Nixon, Inc.
(31)Japs-Olson Company, LLC, Alpha Mail Debt Merger Sub, LLC and J-O Building Company LLC are joint borrowers on the First Lien Term Loan.
(32)UTP Holdings Group, Inc. (“UTP Holdings”) owns all of the voting stock of Universal Turbine Parts, LLC (“UTP”) and has appointed a Board of Directors to UTP Holdings, consisting of three employees of the Investment Adviser. UTP Holdings owns UTP. UTP Holdings is a wholly-owned holding company controlled by Prospect and therefore Prospect’s investment in UTP is classified as a control investment.
(33)As of September 30, 2024 and June 30, 2024, the residual profit interest includes both (i) 8.33% of TLA, TLD and TLE residual profit and (ii) 100% of TLC residual profits, with both calculated quarterly in arrears.
(34)Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.99% and 99.98% ownership interest of Pacific World as of September 30, 2024 and as of June 30, 2024, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2024 (Unaudited) and June 30, 2024 (Continued)
(35)The following shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of September 30, 2024:

Industry(46)	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$35,120	$—	$—	$—	$32,500	$67,620
Commercial Services & Supplies	140,952	—	—	7,200	27,349	175,501
Construction & Engineering	83,859	—	—	—	12,053	95,912
Consumer Finance	569,975	—	—	—	82,842	652,817
Diversified Consumer Services	1,500	—	—	—	2,378	3,878
Energy Equipment & Services	130,738	—	—	—	175,658	306,396
Residential Real Estate Investment Trusts (REITs)	885,679	—	—	—	20,030	905,709
Health Care Providers & Services	323,200	—	—	—	45,118	368,318
Machinery	37,322	—	—	—	6,866	44,188
Marine Transport	—	—	—	—	47,116	47,116
Media	29,723	—	—	—	—	29,723
Personal Care Products	105,695	—	—	—	221,795	327,490
Trading Companies & Distributors	55,849	—	—	—	55,581	111,430
Structured Finance(A)	190,500	—	—	—	—	190,500
Total Control Investments	$2,590,112	$—	$—	$7,200	$729,286	$3,326,598
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$11,735	$11,735
Total Affiliate Investments	$—	$—	$—	$—	$11,735	$11,735
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$98,669	$95,000	$—	$—	$—	$193,669
Automobile Components	22,069	66,893	—	—	25,802	114,764
Capital Markets	—	42,500	—	—	—	42,500
Commercial Services & Supplies	205,507	153,336	—	—	5,000	363,843
Distributors	276,711	89,853	—	—	1,500	368,064
Diversified Consumer Services	94,224	—	—	—	—	94,224
Diversified Telecommunication Services	144,870	58,476	—	—	—	203,346
Electrical Equipment	61,835	—	—	—	—	61,835
Financial Services	67,952	—	—	—	—	67,952
Food Products	26,643	131,542	—	—	—	158,185
Health Care Providers & Services	189,664	113,145	—	—	7,950	310,759
Health Care Technology	133,880	—	—	—	—	133,880
Hotels, Restaurants & Leisure	27,553	—	—	—	—	27,553
Household Durables	85,097	18,878	—	—	2,001	105,976
Interactive Media & Services	120,594	—	—	—	—	120,594
IT Services	34,388	69,050	—	—	—	103,438
Leisure Products	90,593	—	—	—	1	90,594
Machinery	49,741	9,995	—	—	—	59,736
Media	92,836	—	—	—	—	92,836
Personal Care Products	8,859	—	—	—	1,546	10,405
Pharmaceuticals	232,431	—	—	—	—	232,431
Professional Services	94,180	—	—	—	13,779	107,959
Software	48,060	131,894	—	—	—	179,954
Specialty Retail	7,407	—	—	—	23,898	31,305
Textiles, Apparel & Luxury Goods	171,982	—	—	—	—	171,982
Structured Finance	—	—	543,221	—	—	543,221
Total Non-Control/Non-Affiliate	$2,385,745	$980,562	$543,221	$—	$81,477	$3,991,005
Total Portfolio Investment Cost	$4,975,857	$980,562	$543,221	$7,200	$822,498	$7,329,338

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2024 (Unaudited) and June 30, 2024 (Continued)
The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of September 30, 2024:

Industry(46)	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Control Investments
Aerospace & Defense	$35,120	$—	$—	$—	$32,328	$67,448	1.9%
Commercial Services & Supplies	77,139	—	—	5,456	28,001	110,596	3.2%
Construction & Engineering	83,859	—	—	—	221,525	305,384	8.7%
Consumer Finance	560,182	—	—	—	194,890	755,072	21.5%
Diversified Consumer Services	1,500	—	—	—	3,535	5,035	0.1%
Energy Equipment & Services	115,129	—	—	—	—	115,129	3.3%
Residential Real Estate Investment Trusts(REITs)	885,679	—	—	—	533,158	1,418,837	40.4%
Health Care Providers & Services	323,200	—	—	—	80,527	403,727	11.5%
Machinery	37,322	—	—	—	67,516	104,838	3.0%
Marine Transport	—	—	—	—	12,451	12,451	0.4%
Media	29,723	—	—	—	51,564	81,287	2.3%
Personal Care Products	105,695	—	—	—	4,647	110,342	3.1%
Trading Companies & Distributors	55,849	—	—	—	8,015	63,864	1.8%
Structured Finance(A)	190,500	—	—	—	—	190,500	5.4%
Total Control Investments	$2,500,897	$—	$—	$5,456	$1,238,157	$3,744,510	106.7%
Fair Value % of Net Assets	71.2%	—%	—%	0.2%	35.3%	106.7%
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$21,658	$21,658	0.4%
Total Affiliate Investments	$—	$—	$—	$—	$21,658	$21,658	0.6%
Fair Value % of Net Assets	—%	—%	—%	—%	0.6%	0.6%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$80,116	$95,000	$—	$—	$—	$175,116	5.0%
Automobile Components	21,885	65,416	—	—	696	87,997	2.5%
Capital Markets	—	42,500	—	—	—	42,500	1.2%
Commercial Services & Supplies	205,931	153,321	—	—	13,225	372,477	10.6%
Distributors	280,046	10,218	—	—	10,955	301,219	8.6%
Diversified Consumer Services	75,667	—	—	—	556	76,223	2.2%
Diversified Telecommunication Services	146,817	48,080	—	—	—	194,897	5.6%
Electrical Equipment	61,835	—	—	—	—	61,835	1.8%
Financial Services	67,952	—	—	—	—	67,952	1.9%
Food Products	18,506	123,732	—	—	—	142,238	4.1%
Health Care Providers & Services	184,307	78,143	—	—	15,898	278,348	7.9%
Health Care Technology	132,546	—	—	—	—	132,546	3.8%
Hotels, Restaurants & Leisure	22,014	—	—	—	—	22,014	0.6%
Household Durables	84,235	16,346	—	—	—	100,581	2.9%
Interactive Media & Services	120,594	—	—	—	—	120,594	3.4%
IT Services	34,318	56,995	—	—	—	91,313	2.6%
Leisure Products	90,605	—	—	—	—	90,605	2.6%
Machinery	49,945	10,000	—	—	—	59,945	1.7%
Media	92,836	—	—	—	—	92,836	2.6%
Personal Care Products	8,859	—	—	—	2,816	11,675	0.3%
Pharmaceuticals	251,199	—	—	—	—	251,199	7.2%
Professional Services	93,257	—	—	—	15,006	108,263	3.1%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2024 (Unaudited) and June 30, 2024 (Continued)

Industry(46)	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Software	48,060	127,097	—	—	—	175,157	5.0%
Specialty Retail	6,684	—	—	—	485	7,169	0.2%
Textiles, Apparel & Luxury Goods	171,982	—	—	—	—	171,982	4.9%
Structured Finance (A)	—	—	473,792	—	—	473,792	13.5%
Total Non-Control/Non-Affiliate	$2,350,196	$826,848	$473,792	$—	$59,637	$3,710,473	105.7%
Fair Value % of Net Assets	66.9%	23.6%	13.5%	—%	1.7%	105.7%
Total Portfolio	$4,851,093	$826,848	$473,792	$5,456	$1,319,452	$7,476,641	213.0%
Fair Value % of Net Assets	138.2%	23.6%	13.5%	0.2%	37.6%	213.0%
(A) Our SSN investments do not have industry concentrations and as such have been separated in the tables above.
(B) Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.
(36)The following table shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of June 30, 2024:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$54,739	$—	$—	$—	$55,581	$110,320
Commercial Services & Supplies	135,936	—	—	7,200	27,349	170,485
Construction & Engineering	83,858	—	—	—	12,053	95,911
Consumer Finance	540,191	—	—	—	82,842	623,033
Diversified Consumer Services	1,500	—	—	—	2,378	3,878
Energy Equipment & Services	123,189	—	—	—	221,800	344,989
Equity Real Estate Investment Trusts (REITs)	877,151	—	—	—	20,030	897,181
Health Care Providers & Services	316,428	—	—	—	45,118	361,546
Machinery	37,322	—	—	—	6,866	44,188
Media	29,723	—	—	—	—	29,723
Online Lending	20,630	—	—	—	—	20,630
Personal Products	98,601	—	—	—	221,795	320,396
Trading Companies & Distributors	35,135	—	—	—	32,500	67,635
Structured Finance (A)	190,500	—	—	—	—	190,500
Total Control Investments	$2,544,903	$—	$—	$7,200	$728,312	$3,280,415
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$11,594	$11,594
Total Affiliate Investments	$—	$—	$—	$—	$11,594	$11,594
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$92,897	$95,000	$—	$—	$—	$187,897
Automobile Components	22,124	66,850	—	—	25,697	114,671
Capital Markets	—	42,500	—	—	—	42,500
Commercial Services & Supplies	185,948	153,326	—	—	5,000	344,274
Communications Equipment	22,359	56,671	—	—	—	79,030
Distributors	224,726	89,853	—	—	—	314,579
Diversified Consumer Services	145,326	—	—	—	34,348	179,674
Diversified Financial Services	45,039	—	—	—	—	45,039
Diversified Telecommunication Services	9,405	122,165	—	—	—	131,570
Electrical Equipment	61,991	—	—	—	—	61,991
Food & Staples Retailing	26,743	—	—	—	—	26,743
Food Products	—	131,504	—	—	—	131,504
Health Care Providers & Services	255,534	113,145	—	—	9,496	378,175
Health Care Technology	133,620	—	—	—	—	133,620
Hotels, Restaurants & Leisure	27,582	—	—	—	—	27,582
Household Durables	118,705	—	—	—	3,501	122,206
Interactive Media & Services	120,594	—	—	—	—	120,594
Internet & Direct Marketing Retail	2,426	18,683	—	—	—	21,109
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2024 (Unaudited) and June 30, 2024 (Continued)

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

Endnote Explanations as of September 30, 2024 (Unaudited) and June 30, 2024 (Continued)

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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2024 (Unaudited) and June 30, 2024 (Continued)

(37)The interest rate on these investments, excluding those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended September 30, 2024:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Aventiv Technologies, LLC - Third Out Super Priority First Lien Term Loan	4.09%	—%	4.09%
Aventiv Technologies, LLC - Second Lien Term Loan	8.05%	5.87%	—%	(A)
CP Energy Services Inc. - First Lien Term Loan	11.53%	2.33%	—%	(B)
CP Energy Services Inc. - First Lien Term Loan	13.86%	—%	—%	(B)
CP Energy Services Inc. - First Lien Term Loan	13.86%	—%	—%	(B)
CP Energy Services Inc. - First Lien Term Loan A to Spartan Energy Services, LLC	12.87%	—%	—%	(C)
Credit Central Loan Company, LLC - First Lien Term Loan	6.49%	3.51%	5.00%	(D)
Credit.com Holdings, LLC - First Lien Term Loan A	15.87%	—%	—%	(E)
Credit.com Holdings, LLC - First Lien Term Loan B	16.87%	—%	—%	(E)
Echelon Transportation, LLC - First Lien Term Loan	4.55%	1.45%	—%	(F)
First Tower Finance Company LLC - First Lien Term Loan	4.13%	10.87%	5.00%	(G)
InterDent, Inc. - First Lien Term Loan B	7.00%	—%	7.00%
MITY, Inc. - First Lien Term Loan B	—%	10.00%	10.00%
National Property REIT Corp. - First Lien Term Loan A	—%	2.00%	2.00%
National Property REIT Corp. - First Lien Term Loan C	—%	2.25%	2.25%
National Property REIT Corp. - First Lien Term Loan D	—%	2.00%	2.00%
National Property REIT Corp. - First Lien Term Loan E	7.00%	—%	7.00%
Nationwide Loan Company LLC - First Lien Term Loan	20.00%	—%	10.00%	(H)
Nationwide Loan Company LLC - Delayed Draw Term Loan	20.00%	—%	10.00%	(H)
Pacific World Corporation - First Lien Revolving Line of Credit	8.10%	1.00%	9.10%
Pacific World Corporation - First Lien Term Loan A	7.62%	1.47%	9.10%
Rising Tide Holdings, Inc. - First Lien First Out Term Loan	15.00%	—%	15.00%
Rising Tide Holdings, Inc. - First Lien Second Out Term Loan	12.00%	—%	12.00%
Rosa Mexicano - First Lien Term Loan	2.03%	10.33%	—%	(I)
Shutterfly, LLC - Second Lien Term Loan	4.00%	—%	4.00%
Town & Country Holdings, Inc. - First Lien Term Loan	12.00%	—%	12.00%
Town & Country Holdings, Inc. - First Lien Term Loan	12.00%	—%	12.00%
TPS, LLC - First Lien Term Loan	1.50%	—%	1.50%
USES Corp. - First Lien Equipment Term Loan	14.11%	—%	—%	(J)
Valley Electric Co. of Mt. Vernon, Inc. - First Lien Term Loan	—%	2.50%	2.50%
Valley Electric Company, Inc. - First Lien Term Loan	—%	10.00%	10.00%
Valley Electric Company, Inc. - First Lien Term Loan B	—%	5.50%	5.50%
(A) On December 29, 2023, the Aventiv Technologies, LLC Second Lien Term Loan was amended to allow a portion of interest accruing in cash to be payable in kind.
(B) On January 6, 2023, the CP Energy Services, Inc. Amendment No. 16 to Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 13.86%.
(C) On August 22, 2022, the Spartan Energy Services, LLC Twenty-Fifth Amendment to Amended and Restated Senior Secured Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 12.87%.
(D) On September 30, 2022, the Credit Central Senior Subordinated Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 10.00%.
(E) On September 28, 2023, the Credit.com First Lien Term Loan A and First Lien Term Loan B were amended to allow a portion of interest accruing in cash to be payable in kind.
(F) Echelon Transportation, LLC First Lien Term Loan allows a portion interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 6.00%.
(G) On December 30, 2022, the First Tower Finance Company LLC Amendment No. 15 was amended to reduce the PIK rate to 5.00% and allow the interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 15.00%.
(H) Nationwide Senior Secured Term Loan and Delayed Draw Term Loan allow a portion interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 20.00%.
(I) On September 27, 2024, the Rosa Mexicano First Lien Term Loan was amended to allow a portion of interest accruing in cash to be payable in kind.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2024 (Unaudited) and June 30, 2024 (Continued)
(J) On March 28, 2023, the USES Corp. First Lien Equipment Term loan was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 14.11%.

The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended June 30, 2024:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Aventiv Technologies, LLC - Third Out Super Priority First Lien Term Loan	4.09%	—%	4.09%
Aventiv Technologies, LLC - Second Lien Term Loan	8.05%	5.05%	—%	(A)
CP Energy Services Inc. - First Lien Term Loan	14.56%	—%	—%	(B)
CP Energy Services Inc. - First Lien Term Loan	14.56%	—%	—%	(B)
CP Energy Services Inc. - First Lien Term Loan	14.56%	—%	—%	(B)
CP Energy Services Inc. - First Lien Term Loan A to Spartan Energy Services, LLC	13.59%	—%	13.59%	(C)
Credit Central Loan Company, LLC - First Lien Term Loan	0.62%	14.38%	5.00%	(D)
Credit.com Holdings, LLC - First Lien Term Loan A	16.60%	—%	—%	(E)
Credit.com Holdings, LLC - First Lien Term Loan B	17.60%	—%	—%	(E)
Eze Castle Integration, Inc. - First Lien Term Loan	0.75%	—%	—%
Eze Castle Integration, Inc. - Delayed Draw Term Loan	0.75%	—%	—%
First Tower Finance Company LLC - First Lien Term Loan	9.80%	5.20%	5.00%	(F)
InterDent, Inc. - First Lien Term Loan B	12.00%	—%	12.00%
MITY, Inc. - First Lien Term Loan B	—%	10.00%	10.00%
National Property REIT Corp. - First Lien Term Loan A	—%	2.00%	2.00%
National Property REIT Corp. - First Lien Term Loan C	—%	2.25%	2.25%
National Property REIT Corp. - First Lien Term Loan D	—%	2.00%	2.00%
National Property REIT Corp. - First Lien Term Loan E	7.00%	—%	7.00%
Nationwide Loan Company LLC - First Lien Term Loan	20.00%	—%	10.00%	(G)
Nationwide Loan Company LLC - Delayed Draw Term Loan	20.00%	—%	10.00%	(G)
Pacific World Corporation - First Lien Revolving Line of Credit	9.59%	—%	9.59%
Pacific World Corporation - First Lien Term Loan A	8.01%	1.58%	9.59%
Rising Tide Holdings, Inc. - Exit Facility Term Loan	7.00%	6.58%	7.00%	(H)
Rosa Mexicano - First Lien Revolving Line of Credit	9.72%	6.28%	—%
Rosa Mexicano - First Lien Term Loan	13.11%	—%	—%
Shutterfly, LLC - Second Lien Term Loan	4.00%	—%	4.00%
Town & Country Holdings, Inc. - First Lien Term Loan	12.00%	—%	12.00%
Town & Country Holdings, Inc. - First Lien Term Loan	12.00%	—%	12.00%
Town & Country Holdings, Inc. - First Lien Term Loan	9.00%	—%	9.00%
TPS, LLC - First Lien Term Loan	1.50%	—%	1.50%
USES Corp. - First Lien Equipment Term Loan	14.59%	—%	—%	(I)
Valley Electric Co. of Mt. Vernon, Inc. - First Lien Term Loan	—%	2.50%	2.50%
Valley Electric Company, Inc. - First Lien Term Loan	10.00%	—%	10.00%	(J)
Valley Electric Company, Inc. - First Lien Term Loan B	8.00%	—%	5.50%	(J)
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2024 (Unaudited) and June 30, 2024 (Continued)
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
(J) PIK was due July 1, 2024 for Valley Electric Company, Inc. loans. The payment of PIK was in cash. The PIK rate was amended to 5.50%.

(38)As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the three months ended September 30, 2024 with these controlled investments were as follows:

Controlled Companies	Fair Value at June 30, 2024	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at September 30, 2024	Interest income	Dividend income	Other income	Net realized gains (losses)
CP Energy Services Inc.	$70,721	$5,405	$—	$177	$76,303	$3,164	$—	$—	$—
CP Energy - Spartan Energy Services, Inc.	39,485	2,144	—	(2,803)	38,826	1,460	—	—	—
Credit Central Loan Company, LLC	79,230	1,361	—	(6,394)	74,197	2,121	—	—	—
Echelon Transportation, LLC	66,923	1,260	(150)	(4,169)	63,864	852	—	—	—
First Tower Finance Company LLC	605,928	5,999	(437)	8,319	619,809	16,461	—	—	—
Freedom Marine Solutions, LLC	12,651	975	—	(1,175)	12,451	—	—	—	—
InterDent, Inc.	463,883	6,772	—	(66,928)	403,727	9,736	—	—	—
Kickapoo Ranch Pet Resort	4,742	—	—	293	5,035	49	—	—	—
MITY, Inc.	85,583	1,500	—	3,372	90,455	2,396	—	37	1
National Property REIT Corp.	1,696,462	22,528	(14,000)	(75,023)	1,629,967	24,316	—	6,665	—
Nationwide Loan Company LLC	43,162	2,230	—	(4,956)	40,436	1,748	—	—	—
NMMB, Inc.	94,265	—	—	(12,978)	81,287	1,070	—	—	6,366
Pacific World Corporation	104,663	7,094	—	(1,415)	110,342	2,535	—	98	—
R-V Industries, Inc.	102,402	—	—	2,436	104,838	1,320	—	—	—
Universal Turbine Parts, LLC	68,067	—	(14)	(605)	67,448	1,046	—	—	—
USES Corp.	17,989	3,516	—	(1,364)	20,141	644	—	—	—
Valley Electric Company, Inc.	316,419	—	—	(11,035)	305,384	3,174	—	167	—
Total	$3,872,575	$60,784	$(14,601)	$(174,248)	$3,744,510	$72,092	$—	$6,967	$6,367
(A) Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, OID accretion and PIK interest, and any transfer of investments.
(B) Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.
(39)As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the three months ended September 30, 2024 with these affiliated investments were as follows:

Affiliated Companies	Fair Value at June 30, 2024	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at September 30, 2024	Interest income	Dividend income	Other income	Net realized gains (losses)
Nixon, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
RGIS Services, LLC	18,069	—	141	3,448	21,658	—	141	—	—
Total	$18,069	$—	$141	$3,448	$21,658	$—	$141	$—	$—
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2024 (Unaudited) and June 30, 2024 (Continued)
(40)As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2024 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2023	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at June 30, 2024	Interest income	Dividend income	Other income	Net realized gains (losses)
CP Energy Services Inc.	$79,355	$11,355	$—	$(19,989)	$70,721	$11,452	$—	$—	$—
CP Energy - Spartan Energy Services, Inc.	34,665	8,523	—	(3,703)	39,485	4,840	—	—	—
Credit Central Loan Company, LLC	73,642	5,987	—	(399)	79,230	9,312	—	—	—
Echelon Transportation LLC	64,198	—	(1,861)	4,586	66,923	3,470	—	—	—
First Tower Finance Company LLC	598,382	29,385	(319)	(21,520)	605,928	62,675	—	—	—
Freedom Marine Solutions, LLC	12,710	—	—	(59)	12,651	—	—	—	—
InterDent, Inc.	457,967	23,249	—	(17,333)	463,883	36,946	—	—	—
Kickapoo Ranch Pet Resort	3,242	1,500	—	—	4,742	92	80	75	—
MITY, Inc.	68,178	5,150	—	12,255	85,583	8,988	—	130	(1)
National Property REIT Corp.	1,659,976	253,948	(108,950)	(108,512)	1,696,462	99,538	—	66,799	—
Nationwide Loan Company LLC	47,572	9,972	—	(14,382)	43,162	5,111	—	147	—
NMMB, Inc.	94,180	—	—	85	94,265	4,255	657	—	1,040
Pacific World Corporation	65,746	41,521	—	(2,604)	104,663	10,164	—	812	—
R-V Industries, Inc.	81,508	3,700	—	17,194	102,402	5,358	—	106	—
Universal Turbine Parts, LLC	45,065	2,500	(49)	20,551	68,067	4,030	—	—	—
USES Corp.	19,527	1,545	—	(3,083)	17,989	1,990	—	—	—
Valley Electric Company, Inc.	165,784	4,763	—	145,872	316,419	12,316	—	666	—
Total	$3,571,697	$403,098	$(111,179)	$8,959	$3,872,575	$280,537	$737	$68,735	$1,039
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
(41)As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2024 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2023	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at June 30, 2024	Interest income	Dividend income	Other income	Net realized gains (losses)
Nixon, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
RGIS Services, LLC	10,397	1,432	1,307	4,933	18,069	—	2,291	—	—
	10,397	1,432	1,307	4,933	18,069	—	2,291	—	—
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2024 (Unaudited) and June 30, 2024 (Continued)

(42)Acquisition date represents the date of PSEC's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at PSEC's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments) (See endnote 43 for NPRC equity follow-on acquisitions):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
8th Avenue Food & Provisions, Inc.	Second Lien Term Loan	11/17/2020, 9/17/2021	$7,051
Apidos CLO XI	Subordinated Structured Note	11/2/2016, 4/8/2021	7,559
Apidos CLO XII	Subordinated Structured Note	1/26/2018	4,070
Apidos CLO XV	Subordinated Structured Note	3/29/2018	6,480
Apidos CLO XXII	Subordinated Structured Note	2/24/2020	1,912
Atlantis Health Care Group (Puerto Rico), Inc.	First Lien Revolving Line of Credit	4/15/2013, 5/21/2013, 3/11/2014, 6/26/2017, 9/29/2017, 10/12/2017, 10/31/2017, 5/10/2023	9,500
Atlantis Health Care Group (Puerto Rico), Inc.	First Lien Term Loan	12/9/2016	42,000
Aventiv Technologies, LLC	Second Lien Term Loan - Exchanged	11/13/2017, 11/24/2017, 8/6/2018, 8/24/2018, 3/18/2019, 3/4/2024	24,432
Aventiv Technologies, LLC	First Lien Term Loan - Exchanged	2/9/2024, 3/4/2024	10,679
Aventiv Technologies, LLC	Second Out Super Priority First Lien Term Loan	6/28/2024	834
Barings CLO 2018-III	Subordinated Structured Note	5/18/2018	9,255
BCPE North Star US Holdco 2, Inc.	Second Lien Delayed Draw Term Loan	10/28/2022	5,133
BCPE North Star US Holdco 2, Inc.	Second Lien Term Loan	12/30/2021	65,000
BCPE Osprey Buyer, Inc.	First Lien Revolving Line of Credit	2/22/2023, 5/23/2023, 9/14/2023, 11/22/2023, 3/28/2024, 7/11/2024	5,652
BCPE Osprey Buyer, Inc.	First Lien Delayed Draw Term Loan	9/26/2023	4,639
Belnick, LLC (d/b/a The Ubique Group)	First Lien Term Loan	6/27/2022, 12/1/2023	18,000
Broder Bros., Co.	First Lien Term Loan	1/29/2019, 2/28/2019, 9/10/2021, 9/30/2021	25,370
California Street CLO IX Ltd.	Subordinated Structured Note	9/6/2016, 10/17/2016	6,842
Cent CLO 21 Limited	Subordinated Structured Note	7/12/2018	1,024
CIFC Funding 2014-IV-R, Ltd.	Subordinated Structured Note	10/12/2018, 12/20/2021	2,860
Collections Acquisition Company, Inc.	First Lien Term Loan	1/13/2022, 3/14/2024	15,800
Columbia Cent CLO 27 Limited	Subordinated Structured Note	12/2/2021	7,815
CP Energy Services Inc.	First Lien Term Loan	8/31/2023	2,900
CP Energy Services Inc.	First Lien Term Loan A to Spartan Energy Services, LLC	4/9/2021, 1/10/2022, 2/10/2023, 6/7/2024	19,250
CP Energy Services Inc.	Common Stock	10/11/2013, 12/26/2013, 4/6/2018, 12/31/2019	69,586
Credit Central Loan Company, LLC	Class A Units	12/28/2012, 3/28/2014, 6/26/2014, 9/28/2016, 8/21/2019	11,975
Credit Central Loan Company, LLC	First Lien Term Loan	6/26/2014, 9/28/2016, 12/16/2022, 1/27/2023	45,995
Credit Central Loan Company, LLC	Class P Units	1/27/2023	1,540
DRI Holding, Inc.	First Lien Term Loan	4/26/2022, 7/21/2022	12,999
DRI Holding, Inc.	Second Lien Term Loan	5/18/2022	10,000
Dukes Root Control Inc.	First Lien Revolving Line of Credit	4/24/2023, 11/27/2023, 2/2/2024, 2/26/2024	3,161
Dukes Root Control Inc.	First Lien Delayed Draw Term Loan	5/26/2023, 10/26/2023	3,254
Echelon Transportation, LLC	Membership Interest	3/31/2014, 9/30/2014, 12/9/2016	22,488
Echelon Transportation, LLC	First Lien Term Loan	11/14/2018, 7/9/2019, 5/5/2020, 10/9/2020, 1/21/2021, 3/18/2021	5,465
Emerge Intermediate, Inc.	First Lien Term Loan	6/14/2024	1,467
Eze Castle Integration, Inc.	First Lien Delayed Draw Term Loan	10/7/2022, 9/5/2023	1,786
Faraday Buyer, LLC	First Lien Delayed Draw Term Loan	5/18/2023	4,468
First Brands Group	First Lien Term Loan	4/27/2022	5,955
First Brands Group	Second Lien Term Loan	5/12/2022	4,938
First Tower Finance Company LLC	Class A Units	12/30/2013, 6/24/2014, 12/15/2015, 11/21/2016, 3/9/2018	39,885
First Tower Finance Company LLC	First Lien Term Loan to First Tower, LLC	12/15/2015, 3/9/2018, 3/24/2022	43,047
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2024 (Unaudited) and June 30, 2024 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Freedom Marine Solutions, LLC	Membership Interest	10/1/2009, 12/22/2009, 1/13/2010, 3/30/2010, 5/13/2010, 2/14/2011, 4/28/2011, 7/7/2011, 10/20/2011, 10/30/2015, 1/7/2016, 4/11/2016, 8/11/2016, 1/30/2017, 4/20/2017, 6/13/2017, 8/30/2017, 1/17/2018, 2/15/2018, 5/8/2018, 10/31/2018, 5/14/2021, 4/18/2022, 2/15/2023, 7/2/2024	$43,093
Galaxy XV CLO, Ltd.	Subordinated Structured Note	8/21/2015, 3/10/2017	9,161
Galaxy XXVII CLO, Ltd.	Subordinated Structured Note	6/11/2015	1,460
Global Tel*Link Corporation (d/b/a ViaPath Technologies.)	Second Lien Term Loan	4/10/2019, 8/22/2019, 9/20/2019, 9/14/2021, 9/17/2021, 12/17/2021, 2/7/2022	96,743
Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	Second Lien Term Loan	5/11/2021, 10/14/2021	54,649
Imperative Worldwide, LLC (f/k/a MAGNATE WORLDWIDE, LLC)	First Lien Delayed Draw Term Loan	10/26/2022, 6/1/2023, 9/30/2024	8,190
InterDent, Inc.	First Lien Term Loan A	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014, 7/14/2021, 3/28/2022	93,903
InterDent, Inc.	First Lien Term Loan B	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
Interventional Management Services, LLC	First Lien Revolving Line of Credit	2/25/2021, 11/17/2021	5,000
Jefferson Mill CLO Ltd.	Subordinated Structured Note	9/21/2018	2,047
K&N HoldCo, LLC	Class A Membership Units	7/31/2024	105
Kickapoo Ranch Pet Resort	Membership Interest	10/21/2019, 12/4/2019	28
LCM XIV Ltd.	Subordinated Structured Note	9/25/2015, 5/18/2018	9,422
LGC US FINCO, LLC	First Lien Term Loan	3/2/2022	2,095
Lucky US BuyerCo LLC	First Lien Revolving Line of Credit	3/21/2024, 6/24/2024	1,665
Medical Solutions Holdings, Inc.	Second Lien Term Loan	5/4/2022, 9/22/2022	1,423
MITY, Inc.	Common Stock	6/23/2014	7,200
MITY, Inc.	First Lien Term Loan A	1/17/2017, 3/23/2021, 2/14/2024, 3/15/2024, 5/15/2024, 9/16/2024	17,300
MITY, Inc.	First Lien Term Loan B	1/17/2017, 6/3/2019	11,000
Nationwide Loan Company LLC	Class A Units	3/28/2014, 6/18/2014, 9/30/2014, 6/29/2015, 3/31/2016, 8/31/2016, 5/31/2017, 10/31/2017	20,469
Nationwide Loan Company LLC	First Lien Term Loan	12/28/2015, 8/31/2016	1,999
Nationwide Loan Company LLC	First Lien Delayed Draw Term Loan	6/26/2024	2,250
National Property REIT Corp.	First Lien Term Loan A	4/3/2020, 5/15/2020, 6/10/2020, 7/29/2020, 8/14/2020, 9/15/2020,10/15/2020, 10/30/2020, 11/10/2020, 11/13/2020, 11/19/2020, 12/11/2020, 1/27/2021, 2/25/2021, 3/11/2021, 5/14/2021, 6/14/2021, 6/25/2021, 8/16/2021, 11/15/2021, 11/26/2021, 12/1/2021, 12/28/2021, 1/14/2022, 2/15/2022, 3/17/2022, 3/28/2022, 4/1/2022, 4/7/2022, 5/24/2022, 6/6/2022, 7/5/2022, 8/31/2022, 10/6/2022, 1/10/2023, 2/28/2023, 4/4/2023, 4/6/2023, 4/28/2023, 6/9/2023, 6/14/2023, 7/5/2023, 7/14/2023, 8/31/2023, 9/29/2023, 10/4/2023, 10/20/2023, 11/30/2023, 1/3/2024, 1/18/2024, 2/29/2024, 3/8/2024, 4/2/2024, 5/31/2024, 7/8/2024, 8/30/2024	858,088
National Property REIT Corp.	First Lien Term Loan B	12/8/2021, 12/17/2021, 1/13/2022, 2/8/2022, 2/14/2022, 2/17/2022, 2/24/2022	28,880
National Property REIT Corp.	First Lien Term Loan C	10/23/2019, 1/23/2020, 3/31/2020, 4/8/2020, 8/4/2020, 12/7/2021, 1/7/2022, 2/2/2022, 5/12/2022, 5/19/2022, 6/6/2022, 8/1/2022, 9/15/2022, 9/19/2022, 10/21/2022, 6/6/2023, 11/2/2023	263,000
National Property REIT Corp.	First Lien Term Loan E	6/26/2024	35,300
NH Kronos Buyer, Inc.	First Lien Term Loan	4/10/2024	9,900
NMMB, Inc.	First Lien Term Loan	12/30/2019, 3/28/2022	40,100
Octagon Investment Partners XV, Ltd.	Subordinated Structured Note	4/27/2015, 8/3/2015, 6/27/2017	10,516
Octagon Investment Partners 18-R Ltd.	Subordinated Structured Note	3/23/2018	8,908
Pacific World Corporation	First Lien Revolving Line of Credit	10/21/2014, 12/19/2014, 4/7/2015, 4/22/2015, 8/12/2016, 10/18/2016, 2/7/2017, 2/21/2017, 4/26/2017, 10/11/2017, 10/17/2017, 1/16/2018, 12/27/2018, 3/15/2019, 7/2/2019, 8/15/2019, 9/1/2021, 10/19/2021, 9/6/2022, 7/10/2024	46,200
Pacific World Corporation	Convertible Preferred Equity	4/3/2019, 4/29/2019, 6/3/2019, 10/4/2019, 11/12/2019, 12/20/2019, 1/7/2020, 3/5/2020, 12/30/2021, 1/26/2024	55,100
Pacific World Corporation	First Lien Term Loan A	12/22/2022	10,500
PeopleConnect Holdings, Inc.	First Lien Term Loan	10/21/2021	82,005
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2024 (Unaudited) and June 30, 2024 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Precisely Software Incorporated	Second Lien Term Loan	5/28/2021, 6/24/2021, 6/3/2022	$59,333
Raisin Acquisition Co, Inc.	Revolving Line of Credit	8/19/2024	779
Reception Purchaser, LLC	First Lien Term Loan	7/29/2022, 9/22/2022	9,655
RGIS Services, LLC	Membership Interest	5/28/2024	1,432
Redstone Holdco 2 LP	Second Lien Term Loan	9/10/2021	17,903
Research Now Group, LLC and Dynata, LLC	First Lien Term Loan	2/21/2024	1,425
Romark WM-R Ltd.	Subordinated Structured Note	3/29/2018	5,125
Rosa Mexicano	First Lien Revolving Line of Credit	3/27/2020, 10/13/2023, 2/7/2024, 5/17/2024	5,400
R-V Industries, Inc.	First Lien Term Loan	3/4/2022, 9/25/2023	8,700
R-V Industries, Inc.	Common Stock	12/27/2016	1,854
Shiftkey, LLC	First Lien Term Loan	8/26/2022, 9/14/2022, 9/23/2022	39,450
Symphony CLO XV, Ltd.	Subordinated Structured Note	12/7/2018	2,655
The RK Logistics Group, Inc.	Class B Common Units	12/19/2023	1,250
The RK Logistics Group, Inc.	First Lien Term Loan	6/28/2024	13,000
Town & Country Holdings, Inc.	First Lien Term Loan	7/13/2018, 7/16/2018, 2/27/2024, 3/28/2024, 4/23/2024	115,000
United Sporting Companies, Inc.	Second Lien Term Loan	3/7/2013, 3/14/2024	59,325
Universal Turbine Parts, LLC	First Lien Delayed Draw Term Loan	10/24/2019, 2/7/2020, 2/26/2020, 4/5/2021, 11/24/2023	5,716
USES Corp.	First Lien Term Loan A	6/15/2016, 6/29/2016, 2/22/2017, 4/27/2017, 5/4/2017, 8/30/2017, 10/11/2017, 12/11/2018, 8/30/2019	14,100
USES Corp.	First Lien Equipment Term Loan	6/23/2023, 7/3/2024	6,700
USG Intermediate, LLC	First Lien Revolving Line of Credit	7/2/2015, 9/23/2015, 9/14/2017, 8/21/2019, 9/17/2020, 9/18/2021, 5/19/2022, 5/22/2023, 10/12/2023	21,700
USG Intermediate, LLC	First Lien Term Loan B	8/24/2017, 7/30/2021, 2/9/2022, 8/17/2022, 5/12/2023, 12/20/2023	104,475
USG Intermediate, LLC	Equity	5/12/2023	100
Valley Electric Company, Inc.	Common Stock	12/31/2012, 6/24/2014	18,502
Valley Electric Company, Inc.	First Lien Term Loan	6/30/2014, 8/31/2018, 3/28/2022	18,129
Valley Electric Company, Inc.	First Lien Term Loan B	5/1/2023	19,000
Voya CLO 2014-1, Ltd.	Subordinated Structured Note	3/29/2018	3,943
Wellful Inc.	First Lien Term Loan	7/28/2022	3,860
Wellpath Holdings, Inc.	First Lien Term Loan	10/8/2019, 10/8/2021	9,592
Wellpath Holdings, Inc.	Second Lien Term Loan	8/20/2019	1,993

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2024 (Unaudited) and June 30, 2024 (Continued)
(43)Since Prospect's initial common equity investment in NPRC on December 31, 2013, we have made numerous additional follow-on investments that have been used to invest in new and existing properties as well as online consumer loans and rated secured structured notes. These follow-on acquisitions are summarized by fiscal year below (excluding effects of return of capital distributions). Details of specific transactions are included in the respective fiscal year Form 10-K filing (refer to endnote 42 for NPRC term loan follow-on investments):

Fiscal Year	Follow-On Investments (NPRC Common Stock, excluding cost of initial investment)
2014	$4,555
2015	68,693
2016	93,857
2017	116,830
2018	137,024
2019	11,582
2020	19,800
2022	15,620
2023	3,600
2024	4,600
(44)Prospect owns 38.95% of the preferred stock of Legere Pharmaceutical Holdings, Inc. (“Legere”), which represents 4.98% voting interest in Legere. Legere is the parent company of the borrower, Preventics, Inc. (d/b/a Legere Pharmaceuticals).
(45)This investment represents a Level 2 security in the ASC 820 table as of September 30, 2024 and June 30, 2024. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.
(46)As of September 30, 2024, certain industries classifications have been revised compared to June 30, 2024 to align with updated industry structures.
(47)The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche(s) with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company may receive a higher interest rate than the “first out” lenders and the Consolidated Schedule of Investments above reflects such higher rate, as applicable.

(48)Emerge Intermediate, Inc., HD Research, LLC, ERG Buyer, LLC, and ERG Blocker, Inc. are joint borrowers on the First Lien Term Loan.

(49)The stated interest rate on the drawn revolver and delayed drawn term loan commitments represents a weighted average interest rate for the funded amounts of the investment.

(50)Discovery Point Retreat, LLC, Discovery MSO LLC, Eating Disorder Solutions of Texas LLC, Discovery Point Retreat Waxahachie, LLC are joint borrowers on the First Lien Term Loan.

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 2. Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q, ASC 946, Financial Services—Investment Companies (“ASC 946”), and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with GAAP are omitted. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending June 30, 2025.
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
Reclassifications
Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three months ended September 30, 2024. Refer to Note 16. Financial Highlights.
In our Form 10-Q for the quarterly period ended September 30, 2023 filed on November 8, 2023, we previously reported total interest income of $73,243 and $112,517 from our control and non-control/non-affiliate investments, respectively within our Consolidated Statement of Operations. In accordance with Regulation S-X 6-07.01 Statement of Operations – Investment Income and to conform to the presentation for the three months ended September 30, 2024, we have subsequently reclassified portions of the prior year interest income to separately state the amounts attributable to payment-in-kind interest income.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of September 30, 2024 and June 30, 2024, our qualifying assets as a percentage of total assets, stood at 83.96% and 83.78%, respectively.
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
Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific identification method. Amounts for investments traded but not yet settled are reported in Due to Broker or Due from Broker, in the Consolidated Statements of Assets and Liabilities. As of September 30, 2024 and June 30, 2024, we have no assets going through foreclosure.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectability of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and payment-in-kind (“PIK”) interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of September 30, 2024 and June 30, 2024 approximately 0.5% and 0.3% of our total assets at fair value are in non-accrual status, respectively.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of September 30, 2024, we do not expect to have any excise tax due for the 2024 calendar year. Thus, we have not accrued any excise tax for this period.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2024, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations, and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2021 and thereafter remain subject to examination by the Internal Revenue Service.
Taxable Subsidiaries
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. As of September 30, 2024, and June 30, 2024, no net tax benefit was recorded since they did not result in a material provision for income taxes. As of September 30, 2024, and June 30, 2024, the net deferred tax asset was not material to the financial statements after taking into account valuation allowances.

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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of September 30, 2024 and June 30, 2024, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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
Preferred Stock
In accordance with ASC 480-10-S99-3A, the Company’s Preferred Stock (as defined in “Note 9. Equity Offerings, Offering Expenses, and Distributions”) has been classified in temporary equity on the Consolidated Statement of Assets and Liabilities. Beginning with the period ended September 30, 2021, limitations on our ability to exercise our Issuer Optional Conversion on the 5.50% Preferred Stock and 6.50% Preferred Stock created the possibility of redemption outside of the Company’s control if dividends on the Preferred Stock have accumulated and been unpaid for a period of two years. The 5.50% Preferred Stock, 6.50% Preferred Stock and 5.35% Series A Preferred Stock issued as temporary equity is recorded net of offering costs and issuance costs due to this possibility. The 5.50% Preferred Stock issued prior to the issuance of our 5.35% Series A Preferred Stock has a carrying value on our Consolidated Statement of Assets and Liabilities equal to liquidation value per share.
The Floating Rate Preferred Stock is redeemable at the election of the Holder at any time and is probable of redemption outside of the Company’s control. In accordance with ASC 480-10-S99-3A, the Floating Rate Preferred Stock is accreted to redemption value within temporary equity upon issuance. Accretion to redemption value is treated as an adjustment to net increase (decrease) in net assets resulting from operations applicable to common stockholders on our Consolidated Statement of Operations.
Accrued and unpaid dividends relating to the Preferred Stock are included in the preferred stock carrying value on the Consolidated Statement of Assets and Liabilities. Dividends declared on the Preferred Stock are included in preferred stock dividends on the Consolidated Statement of Operations.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The Company has assessed currently issued ASUs and has determined that they are not applicable or expected to have minimal impact on its consolidated financial statements.

Note 3. Portfolio Investments
At September 30, 2024, we had investments in 117 long-term portfolio investments and CLOs, which had an amortized cost of $7,329,338 and a fair value of $7,476,641. At June 30, 2024, we had investments in 117 long-term portfolio investments and CLOs, which had an amortized cost of $7,447,174 and a fair value of $7,718,243.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $290,639 and $131,074 during the three months ended

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

September 30, 2024 and September 30, 2023, respectively. Debt repayments and considerations from sales of equity securities of approximately $282,328 and $93,646 were received during the three months ended September 30, 2024 and September 30, 2023, respectively.
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
The following table shows the composition of our investment portfolio as of September 30, 2024 and June 30, 2024:

	September 30, 2024		June 30, 2024
	Cost	Fair Value	Cost	Fair Value
First Lien Revolving Line of Credit	$111,467	$110,753	$87,589	$86,544
First Lien Debt (1)	4,864,390	4,740,340	4,686,107	4,569,467
Second Lien Revolving Line of Credit	—	—	5,147	4,987
Second Lien Debt	980,562	826,848	1,219,482	1,038,882
Unsecured Debt	7,200	5,456	7,200	7,200
Subordinated Structured Notes	543,221	473,792	623,700	531,690
Equity	822,498	1,319,452	817,949	1,479,473
Total Investments	$7,329,338	$7,476,641	$7,447,174	$7,718,243
(1) First lien debt includes a loan that the Company classifies as “unitranche” and a loan classified as “first lien last out” The total amortized cost and fair value of the unitranche and/or last out loans were $22,781 and $23,092, respectively, as of September 30, 2024. The total amortized cost and fair value of the unitranche and/or last out loans were $22,359 and $22,413, respectively, as of June 30, 2024.

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of September 30, 2024:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Level 1	Level 2	Level 3	Total
First Lien Revolving Line of Credit	$—	$—	$110,753	$110,753
First Lien Debt(1)	—	40,061	4,700,279	4,740,340
Second Lien Revolving Line of Credit	—	—	—	—
Second Lien Debt	—	—	826,848	826,848
Unsecured Debt	—	—	5,456	5,456
Subordinated Structured Notes	—	—	473,792	473,792
Equity	—	—	1,319,452	1,319,452
Total Investments	$—	$40,061	$7,436,580	$7,476,641
(1) First lien debt includes a loan that the Company classifies as “unitranche”. The total amortized cost and fair value of the unitranche loan was $22,781 and $23,092, respectively, as of September 30, 2024.
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2024:

	Level 1	Level 2	Level 3	Total
First Lien Revolving Line of Credit	$—	$—	$86,544	$86,544
First Lien Debt (1)	—	49,651	4,519,816	4,569,467
Second Lien Revolving Line of Credit	—	—	4,987	4,987
Second Lien Debt	—	—	1,038,882	1,038,882
Unsecured Debt	—	—	7,200	7,200
Subordinated Structured Notes	—	—	531,690	531,690
Equity	—	—	1,479,473	1,479,473
Total Investments	$—	$49,651	$7,668,592	$7,718,243

(1) First lien debt includes a loan that the Company classifies as “unitranche” and a loan classified as “first lien last out”. The total amortized cost and fair value of the unitranche and/or last out loans were $22,359 and $22,413, respectively, as of June 30, 2024.
The following tables show the aggregate changes in the fair value of our Level 3 investments during the three months ended September 30, 2024:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2024	$3,872,575	$18,069	$3,777,948	$7,668,592
Net realized gains (losses) on investments	6,367	—	(107,045)	(100,678)
Net change in unrealized (losses ) gains	(174,248)	3,448	47,125	(123,675)
Net realized and unrealized (losses) gains	(167,881)	3,448	(59,920)	(224,353)
Purchases of portfolio investments(3)	34,765	—	217,385	252,150
Payment-in-kind interest	26,019	—	12,470	38,489
Accretion of discounts and premiums, net	—	—	2,417	2,417
Decrease to Subordinated Structured Notes cost, net(4)	—	—	(21,351)	(21,351)
Repayments and sales of portfolio investments(3)	(20,968)	141	(267,993)	(288,820)
Transfers into Level 3(1)	—	—	9,456	9,456
Fair value as of September 30, 2024	$3,744,510	$21,658	$3,670,412	$7,436,580

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	First Lien Revolving Line of Credit	First Lien Debt(2)	Second Lien Revolving Line of Credit	Second Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2024	$86,544	$4,519,816	$4,987	$1,038,882	$7,200	$531,690	$1,479,473	$7,668,592
Net realized gains (losses) on investments	—	6,369	—	(48,118)	1	(58,930)	—	(100,678)
Net change in unrealized gains (losses)	331	(7,318)	160	26,886	(1,744)	22,580	(164,570)	(123,675)
Net realized and unrealized gains (losses)	331	(949)	160	(21,232)	(1,743)	(36,350)	(164,570)	(224,353)
Purchases of portfolio investments(3)	28,440	227,475	(5,147)	1,133	—	—	249	252,150
Payment-in-kind interest	1,200	35,295	—	1,994	—	—	—	38,489
Accretion of discounts and premiums, net	13	1,713	—	691	—	—	—	2,417
Decrease to Subordinated Structured Notes cost, net(4)	—	—	—	—	—	(21,351)	—	(21,351)
Repayments and sales of portfolio investments(3)	(628)	(90,315)	—	(197,819)	(1)	(197)	140	(288,820)
Transfers within Level 3(1)	(5,147)	(2,212)	—	3,199	—	—	4,160	—
Transfers into Level 3(1)	—	9,456	—	—	—	—	—	9,456
Fair value as of September 30, 2024	$110,753	$4,700,279	$—	$826,848	$5,456	$473,792	$1,319,452	$7,436,580

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended September 30, 2024, one of our first lien notes transferred out of Level 2 to Level 3 because inputs to the valuation became unobservable.
(2) First lien debt includes a loan that the Company classifies as “unitranche” and a loan classified as “first lien last out”. The total amortized cost and fair value of the unitranche and/or last out loans were $22,781 and $23,092, respectively, as of September 30, 2024. The total amortized cost and fair value of the unitranche and/or last out loans were $22,359 and $22,413, respectively, as of June 30, 2024.
(3) Includes reorganizations and restructuring of investments.
(4) Reduction to cost value of our Subordinated Structured Notes investments represents the difference between distributions received, or entitled to be received, for the three months ended September 30, 2024, of $84,655 and the effective yield interest income recognized on our Subordinated Structured Notes of $4,179.
The following tables show the aggregate changes in the fair value of our Level 3 investments during the three months ended September 30, 2023:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2023	$3,571,697	$10,397	$4,135,356	$7,717,450
Net realized (losses) gains on investments	(147)	—	(207,342)	(207,489)
Net change in unrealized gains (losses)	(17,794)	837	214,788	197,831
Net realized and unrealized gains (losses)	(17,941)	837	7,446	(9,658)
Purchases of portfolio investments (3)	69,905	—	36,604	106,509
Payment-in-kind interest	16,870	—	6,233	23,103
Accretion of discounts and premiums, net	250	—	1,067	1,317
Decrease to Subordinated Structured Notes cost, net(4)	—	—	(18,223)	(18,223)
Repayments and sales of portfolio investments (3)	(15,173)	1,307	(77,948)	(91,814)
Transfers out of Level 3(1)	—	—	(39,813)	(39,813)
Fair Value as of as of September 30, 2023	$3,625,608	$12,541	$4,050,722	$7,688,871

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	First Lien Revolving Line of Credit	First Lien Debt(2)	Second Lien Revolving Line of Credit	Second Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2023	$58,058	$4,295,314	$4,646	$1,257,862	$7,200	$665,002	$1,429,368	$7,717,450
Net realized gains (losses) on investments	—	(1,505)	—	(179,986)	—	(25,851)	(147)	(207,489)
Net change in unrealized gains (losses)	194	3,047	121	198,499	—	5,818	(9,848)	197,831
Net realized and unrealized gains (losses)	194	1,542	121	18,513	—	(20,033)	(9,995)	(9,658)
Purchases of portfolio investments(3)	7,414	86,826	—	(11,630)	—	—	23,899	106,509
Payment-in-kind interest	995	21,883	—	225	—	—	—	23,103
Accretion of discounts and premiums, net	10	726	2	579	—	—	—	1,317
Decrease to Subordinated Structured Notes cost, net(4)	—	—	—	—	—	(18,223)	—	(18,223)
Repayments and sales of portfolio investments(3)	(2,920)	(45,198)	—	(45,150)	—	—	1,454	(91,814)
Transfers out of Level 3(1)	—	(39,813)	—	—	—	—	—	(39,813)
Fair value as of September 30, 2023	$63,751	$4,321,280	$4,769	$1,220,399	$7,200	$626,746	$1,444,726	$7,688,871
(1) Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended September 30, 2023, two of our first lien notes transferred out of Level 2 to Level 3 because inputs to the valuation became unobservable. During the three months ended September 30, 2023, one of our first lien notes transferred out of Level 3 to Level 2 because inputs to the valuation became observable.
(2) First lien debt includes a loan that the Company classifies as “unitranche” and a loan classified as “first lien last out.” The total amortized cost and fair value of the unitranche and/or last out loans and were $37,000 and $37,000, respectively, as of September 30, 2023. The total amortized cost and fair value of the unitranche and/or last out loans were $49,625 and $48,332, respectively, as of June 30, 2023.
(3)Includes reorganizations and restructuring of investments.
(4) Reduction to cost value of our Subordinated Structured Notes investments represents the difference between distributions received, or entitled to be received, for the three months ended September 30, 2023, of $35,046 and the effective yield interest income recognized on our Subordinated Structured Notes of $16,821.
The net change in unrealized (losses) gains on the investments that use Level 3 inputs was $(171,811) and $1,424 for investments still held as of September 30, 2024 and September 30, 2023, respectively.
The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of September 30, 2024 and June 30, 2024:

	September 30, 2024			June 30, 2024
	Cost	Fair Value	% of Portfolio	Cost	Fair Value	% of Portfolio
Equity Real Estate Investment Trusts (REITs)	$905,709	$1,418,837	19.0%	$897,181	$1,485,332	19.1%
Health Care Providers & Services	679,077	682,075	9.1%	739,721	821,921	10.6%
Consumer Finance	652,817	755,072	10.2%	623,033	728,320	9.4%
All Other Industries	5,091,735	4,620,657	61.7%	5,187,239	4,682,670	60.9%
Total	$7,329,338	$7,476,641	100.0%	$7,447,174	$7,718,243	100.0%
As of September 30, 2024 investments in California comprised 10.5% of our investments at fair value, with a cost of $984,392 and a fair value of $783,356. As of June 30, 2024 investments in California comprised 10.9% of our investments at fair value, with a cost of $970,217 and a fair value of $839,303.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2024 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (4)
First Lien Debt	$1,984,065	Discounted cash flow (Yield analysis)	Market yield	7.6%	to	34.2%	11.3%
First Lien Debt	596,151	Enterprise value waterfall (Market approach)	EBITDA multiple	0.5x	to	11.5x	7.6x
First Lien Debt	323,200	Enterprise value waterfall (Market approach)	EBITDA multiple	9.3x	to	12.5x	10.9x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	15.0%	to	17.0%	16.0%
First Lien Debt	164,662	Enterprise value waterfall (Market approach)	Revenue multiple	0.3x	to	2.0x	1.1x
First Lien Debt	57,349	Enterprise value waterfall (Discounted cash flow)	Discount rate	6.0%	to	30.0%	7.5%
First Lien Debt	49,244	Enterprise value waterfall (Market approach)	Revenue multiple	0.3x	to	1.5x	1.1x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	13.5%	to	55.0%	31.7%
First Lien Debt (1)	20,630	Enterprise value waterfall	Loss-adjusted discount rate	8.2%	to	8.2%	8.2%
			Projected loss rates	2.0%	to	2.0%	2.0%
First Lien Debt (1)	190,500	Enterprise value waterfall	Discount rate (2)	10.0%	to	28.5%	12.1%
First Lien Debt	108,997	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.0x	to	2.1x	1.5x
First Lien Debt	430,555	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.6x	to	3.1x	2.8x
			Earnings multiple	9.5x	to	12.5x	11.0x
First Lien Debt	885,679	Discounted cash flow	Discount Rate	6.3%	to	9.8%	7.2%
			Terminal Cap Rate	5.3%	to	8.3%	5.9%
Second Lien Debt	816,630	Discounted cash flow (Yield analysis)	Market yield	8.0%	to	60.8%	14.5%
Second Lien Debt	10,218	Asset recovery analysis	Recoverable amount	n/a			n/a
Unsecured Debt	5,456	Enterprise value waterfall (Market approach)	EBITDA multiple	6.0x	to	7.3x	6.6x
Subordinated Structured Notes	473,792	Discounted cash flow	Discount rate (2)	5.1%	to	17.1%	10.0%
Preferred Equity	7,463	Enterprise value waterfall (Market approach)	Revenue multiple	0.3x	to	2.0x	1.2x
Preferred Equity	33,811	Enterprise value waterfall (Market approach)	EBITDA multiple	3.0x	to	9.5x	8.9x
Preferred Equity	8,015	Enterprise value waterfall (Discounted cash flow)	Discount rate	6.0%	to	8.0%	7.0%
Common Equity/Interests/Warrants	442,797	Enterprise value waterfall (Market approach)	EBITDA multiple	3.0x	to	11.5x	8.5x
Common Equity/Interests/Warrants	1,041	Enterprise value waterfall (Market approach)	Revenue multiple	0.3x	to	1.5x	0.8x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	13.5%	to	55.0%	25.6%
Common Equity/Interests/Warrants	80,527	Enterprise value waterfall (Market approach)	EBITDA multiple	9.3x	to	12.5x	10.9x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	15.0%	to	17.0%	16.0%
Common Equity/Interests/Warrants (1)	54,802	Enterprise value waterfall	Loss-adjusted discount rate	8.2%	to	8.2%	8.2%
			Projected loss rates	2.0%	to	2.0%	2.0%
			Discount rate (2)	10.0%	to	28.5%	12.1%
Common Equity/Interests/Warrants (3)	39,863	Discounted cash flow	Discount rate	6.3%	to	9.8%	7.2%
			Terminal Cap Rate	5.3%	to	8.3%	5.9%
Common Equity/Interests/Warrants	5,636	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.0x	to	2.1x	1.2x

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (4)
Common Equity/Interests/Warrants	189,254	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.6x	to	3.1x	2.8x
			Earnings multiple	9.5x	to	12.5x	11.0x
Common Equity/Interests/Warrants	438,493	Discounted cash flow	Discount rate	6.3%	to	9.8%	7.2%
			Terminal Cap Rate	5.3%	to	8.3%	5.9%
Common Equity/Interests/Warrants	5,299	Enterprise value waterfall (Discounted cash flow)	Discount Rate	18.5%	to	30.0%	23.0%
Common Equity/Interests/Warrants	12,451	Asset recovery analysis	Recoverable amount	n/a			n/a
Total Level 3 Investments	$7,436,580

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
Changes in Valuation Techniques
During the three months ended September 30, 2024, there were no material changes in valuation techniques.
Credit Quality Indicators and Undrawn Commitments
As of September 30, 2024, $4,510,871 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR or SOFR floors ranging from 0.0% - 5.5%. As of September 30, 2024, $1,172,526 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 3.0% to 16.0%. As of June 30, 2024, $4,592,731 of our loans to portfolio companies, at fair value, bore interest at floating rates and have LIBOR or SOFR floors ranging from 0.0% to 5.5%. As of June 30, 2024, $1,114,349 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 6.0% to 20.0%

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

As of September 30, 2024 and June 30, 2024, the cost basis of our loans on non-accrual status amounted to $206,889 and $215,880 respectively, with fair value of $40,601 and $25,327, respectively. The fair values of these investments represent approximately 0.5% and 0.3% of our total assets at fair value as of September 30, 2024 and June 30, 2024, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.75%. As of September 30, 2024 and June 30, 2024, we had $47,914 and $34,771, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of September 30, 2024 and June 30, 2024 as they were all floating rate instruments that repriced frequently.
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
During the three months ended September 30, 2024, we provided $21,615 of debt financing to NPRC to fund real estate capital expenditures, provide working capital, and to fund purchases of rated secured structured notes.
During the three months ended September 30, 2024, we received partial repayments of $14,000 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
During the three months ended September 30, 2023, we provided $63,305 of debt financing to NPRC to fund real estate capital expenditures and provide working capital.
During the three months ended September 30, 2023, we received partial repayments of $13,450 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of September 30, 2024, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 106 investments with a fair value of $403,258 and face value of $423,984. The average outstanding note is approximately $4,000 with an expected maturity date ranging from July 2028 to July 2034 and weighted-average expected maturity of 5 years as of September 30, 2024. Coupons range from three-month SOFR (“3M”) plus 5.20% to 9.23% with a weighted-average coupon of 3M + 6.90%. As of September 30, 2024, our senior secured term loan debt and common equity investments in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $243,364. As of September 30, 2024, based on outstanding notional balance, 34.9% of the portfolio was invested in Single - B or below rated tranches and 65.1% of the portfolio in BB or above rated tranches.
As of September 30, 2024, investments held by certain of NPRC’s wholly-owned subsidiaries was comprised of residual interest in two securitizations valued at $2,553, one corporate bond valued at $18,359 and other assets valued at $1,656 for an aggregate fair value of $22,568.
As of September 30, 2024, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $1,116,839 and a fair value of $1,629,967. The fair value of $1,364,035 related to NPRC’s real estate portfolio was comprised of forty-nine multi-family properties, six student housing properties, four senior living properties, and two commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of September 30, 2024:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	$14,850	$13,418
2	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
3	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
4	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	21,569

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
5	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	22,945
6	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	43,656
7	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	25,935
8	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	21,372
9	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	31,810
10	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	27,625
11	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	17,195
12	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	40,911
13	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	23,590
14	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,263
15	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,470
16	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	30,463
17	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,408
18	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	152,230
19	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	88,169
20	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	15,348
21	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	53,948
22	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,667
23	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	35,679
24	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
25	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	58,393
26	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,374
27	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
28	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
29	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
30	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
31	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	78,923
32	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,793
33	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,545
34	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
35	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	38,843
36	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
37	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
38	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
39	NPRC Grayson LLC	Grayson, GA	12/14/2020	47,860	40,500
40	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
41	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
42	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000
43	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
44	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,975
45	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,955
46	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,203
47	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,601
48	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	106,711
49	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	73,000
50	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
51	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	36,151
52	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	29,326
53	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	24,129
54	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
55	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
56	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
57	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
58	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
59	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,566
60	NPRC Apex Holdings LLC	Cincinnati, OH	1/19/2024	34,225	27,712
61	NPRC Parkton Holdings LLC	Cincinnati, OH	1/19/2024	45,775	37,090
				$2,629,676	$2,279,516
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
For the three months ended September 30, 2024 and September 30, 2023, NPRC was deemed to be a significant subsidiary due to income. The following table shows summarized income statement information for NPRC for the periods included in this quarterly report:

	Three Months Ended September 30,
Summary Statement of Operations	2024	2023
Total income	$110,730	$104,139
Operating expenses	(58,126)	(54,490)
Operating income	52,604	49,649
Interest expense	(62,429)	(73,896)
Depreciation and amortization	(30,061)	(26,428)
Fair value adjustment	(4,676)	(2,017)
Net (loss)	$(44,562)	$(52,692)

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

During the three months ended September 30, 2024, First Tower Finance Company LLC (“First Tower Finance”) was not deemed a significant subsidiary due to income. During the three months ended September 30, 2023, First Tower Finance Company LLC (“First Tower Finance”) was deemed a significant subsidiary due to income. The following table shows First Tower Finance summarized income statement information for the periods included within this quarterly report:

	Three Months Ended September 30,
Summary Statement of Operations	2024	2023
Total income	$77,698	$76,437
Gross profit	$18,911	$8,753
Net (loss)	$(2,696)	$(13,942)

During the three months ended September 30, 2024, InterDent, Inc. (“InterDent”) was deemed a significant subsidiary due to income. During the three months ended September 30, 2023, InterDent, Inc. (“InterDent”) was not deemed a significant subsidiary due to income. The following table shows InterDent summarized income statement information for the periods included within this quarterly report:

	Three Months Ended September 30,
Summary Statement of Operations	2024	2023
Total income	$78,397	$78,425
Gross profit	$11,618	$14,963
Net (loss)	$(12,710)	$(11,323)

Note 4. Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, PCF, a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective June 28, 2024, we completed an extension and upsizing of the revolving credit facility (the “Revolving Credit Facility”). The lenders have extended commitments of $2,121,500 as of September 30, 2024. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $2,250,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extended the maturity date to June 28, 2029 and the revolving period through June 28, 2028, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements, among other items. The Revolving Credit Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. As of September 30, 2024, we were in compliance with the applicable covenants of the Revolving Credit Facility.
The interest rate on borrowings under the Revolving Credit Facility is one-month SOFR plus 205 basis points. Additionally, the lenders charge a fee on the unused portion of the revolving credit facility amount equal to either 40 basis points if more than 60% of the revolving credit facility amount is drawn, 70 basis points if more than 35% and an amount less than or equal to 60% of the revolving credit facility amount is drawn, or 150 basis points if an amount less than or equal to 35% of the revolving credit facility amount is drawn. The Revolving Credit Facility requires us to pledge assets as collateral in order to borrow under the Revolving Credit Facility. As of September 30, 2024, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility, had an aggregate fair value of $2,709,243, which represents 36.0% of our total

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $2,121,500. The release of any assets from PCF requires the approval of the facility agent.
For the three months ended September 30, 2024, and September 30, 2023, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Three Months Ended September 30,
	2024	2023
Average stated interest rate	7.35%	7.31%
Average outstanding balance	$847,580	$1,100,598
As of September 30, 2024 and June 30, 2024, we had $973,630 and $830,124, respectively, available to us for borrowing under the Revolving Credit Facility, net of $547,231 and $794,796 outstanding borrowings as of the respective balance sheet dates.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $38,278 of fees, all of which are being amortized over the term of the facility. As of September 30, 2024 and June 30, 2024, $22,368 and $22,975, respectively, of the fees remain to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended September 30, 2024 and September 30, 2023, we recorded $19,378 and $22,700, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
As of September 30, 2024 and June 30, 2024, the outstanding aggregate principal amount of the 2025 Notes were $156,168 and $156,168, respectively.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Certain key terms related to the convertible features for the 2025 Notes are listed below:

2025 Notes
Initial conversion rate(1)	110.7420
Initial conversion price	$9.03
Conversion rate at September 30, 2024(1)(2)	110.7420
Conversion price at September 30, 2024(2)(3)	$9.03
Last conversion price calculation date	3/1/2024
Dividend threshold amount (per share)(4)	$0.060000
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
In connection with the issuance of the Convertible Notes, we recorded a discount of $3,369 and debt issuance costs of $2,090 which are being amortized over the terms of the Convertible Notes. As of September 30, 2024 and June 30, 2024, $249 and $395 of the original issue discount and $160 and $254, respectively, of the debt issuance costs remain to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended September 30, 2024 and September 30, 2023, we recorded $2,729 and $2,717, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.

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
During the three months ended September 30, 2024, we commenced various tender offers to purchase for cash any and all outstanding aggregate principal amount of the 2026 Notes at prices ranging from 96.96% to 97.12%, plus accrued and unpaid interest. As a result, $12,285 aggregate principal amount of the 2026 Notes were validly tendered and accepted, and we recognized a realized gain of $307 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the 2026 Notes, net of the proportionate amount of unamortized debt issuance costs.
As of September 30, 2024 and June 30, 2024, the outstanding aggregate principal amount of the 2026 Notes were $387,715 and $400,000, respectively.
3.364% 2026 Notes

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

On May 27, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on November 15, 2026 (the “3.364% 2026 Notes”). The 3.364% 2026 Notes bear interest at a rate of 3.364% per year, payable semi-annually on November 15, and May 15 of each year, beginning on November 15, 2021. Total proceeds from the issuance of the 3.364% 2026 Notes, net of underwriting discounts and offering costs, were $293,283. As of September 30, 2024 and June 30, 2024, the outstanding aggregate principal amount of the 3.364% 2026 Notes were $300,000 and $300,000, respectively.
3.437% 2028 Notes
On September 30, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on October 15, 2028 (the “3.437% 2028 Notes”). The 3.437% 2028 Notes bear interest at a rate of 3.437% per year, payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2022. Total proceeds from the issuance of the 3.437% 2028 Notes, net of underwriting discounts and offering costs, were $291,798. As of September 30, 2024 and June 30, 2024, the outstanding aggregate principal amount of the 3.437% 2028 Notes were $300,000 and $300,000, respectively.
The 2023 Notes, the 6.375% 2024 Notes, the 2026 Notes, the 3.364% 2026 Notes, and the 3.437% 2028 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $13,137 and debt issuance costs of $12,663, which are being amortized over the term of the notes. As of September 30, 2024 and June 30, 2024, $5,873 and $6,462 of the original issue discount and $5,338 and $5,971, respectively, of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended September 30, 2024 and September 30, 2023, we recorded $9,981 and $11,274, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
Note 7. Prospect Capital InterNotes®
On February 13, 2020, we entered into a selling agent agreement with InspereX LLC (formerly known as “Incapital LLC”) (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with previously authorized selling agent agreements, the “InterNotes® Offerings”). On February 8, 2023, our Board of Directors reauthorized $1,000,000 of Prospect Capital InterNotes® for sale under the Selling Agent Agreement. Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of September 30, 2024, $603,262 aggregate principal amount of Prospect Capital InterNotes® were outstanding.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the three months ended September 30, 2024, we issued $101,734 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $100,266. These notes were issued with stated interest rates ranging from 6.50% to 7.50% with a weighted average interest rate of 7.14%. These notes will mature between July 15, 2027 and October 15, 2034. The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2024:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$39,149	6.50% – 7.13%	6.93%	July 15, 2027 – October 15, 2027
5	31,662	6.75% – 7.38%	7.16%	July 15, 2029 – October 15, 2029
10	30,923	7.00% – 7.50%	7.39%	July 15, 2034 – October 15, 2034
	$101,734

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

During the three months ended September 30, 2023, we issued $3,976 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $3,892. These notes were issued with a stated interest rates ranging from 5.75% to 6.50% with a weighted average interest rate of 6.17%. These notes will mature between July 15, 2026 and September 15, 2043. The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2023:

Tenor at Origination (in years)	Principal Amount	Interest Rate	Weighted Average Interest Rate	Maturity Date Range
3	$1,019	5.75%	5.75%	July 15, 2026 – September 15, 2026
6	734	6.00%	6.00%	July 15, 2029 – September 15, 2029
10	678	6.25%	6.25%	July 15, 2033 – September 15, 2033
20	1,545	6.50%	6.50%	July 15, 2043 – September 15, 2043
	$3,976
During the three months ended September 30, 2024, we repaid $2,500 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option of the InterNotes®. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2024 was $59.

The following table summarizes the Prospect Capital InterNotes® outstanding as of September 30, 2024:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$103,588	2.50% – 7.25%	6.64%	February 15, 2025 – October 15, 2027
5	175,054	2.25% – 7.75%	5.06%	January 15, 2026 – October 15, 2029
6	18,348	3.00% – 6.25%	3.56%	June 15, 2027 – November 15, 2029
7	34,508	2.75% – 8.00%	4.06%	January 15, 2028 – December 15, 2030
8	3,215	3.40% – 3.50%	3.45%	June 15, 2029 – July 15, 2029
10	153,540	3.15% – 8.00%	5.73%	August 15, 2029 – October 15, 2034
12	13,626	3.70% – 4.00%	3.95%	June 15, 2033 – July 15, 2033
15	13,808	3.50% – 4.50%	3.84%	July 15, 2036 – February 15, 2037
18	2,949	4.50% – 5.50%	4.82%	January 15, 2031 – April 15, 2031
20	3,864	5.75% – 7.50%	6.23%	November 15, 2032 – November 15, 2043
25	7,494	6.25% – 6.50%	6.37%	November 15, 2038 – May 15, 2039
30	73,268	4.00% – 6.63%	5.36%	November 15, 2042 – March 15, 2052
Principal Outstanding	$603,262
Less Discounts
Unamortized Debt Issuance	(9,040)
Carrying Amount	$594,222

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
The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2024:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$64,439	2.50% - 7.25%	6.46%	February 15, 2025 – June 15, 2027
5	143,554	2.25% - 7.75%	4.60%	January 15, 2026 – June 15, 2029
6	18,348	3.00% - 6.25%	3.56%	June 15, 2027 – November 15, 2029
7	34,601	2.75% - 8.00%	4.05%	January 15, 2028 – December 15, 2030
8	3,215	3.40% - 3.50%	3.45%	June 15, 2029 – July 15, 2029
10	123,477	3.15% - 8.00%	5.30%	August 15, 2029 – June 15, 2034
12	13,748	3.70% - 4.00%	3.95%	June 15, 2033 – July 15, 2033
15	14,016	3.50% - 4.50%	3.84%	July 15, 2036 – February 15, 2037
18	2,949	4.50% - 5.50%	4.82%	January 15, 2031 – April 15, 2031
20	3,864	5.75% - 7.50%	6.23%	November 15, 2032 – November 15, 2043
25	7,494	6.25% - 6.50%	6.37%	November 15, 2038 – May 15, 2039
30	74,323	4.00% - 6.63%	5.34%	November 15, 2042 – March 15, 2052
Principal Outstanding	$504,028
Less Discounts
Unamortized debt issuance	(7,999)
Carrying Amount	$496,029
During the three months ended September 30, 2024 and September 30, 2023, we recorded $7,672 and $3,902, respectively, of interest costs and amortization of financings costs on the Prospect Capital InterNotes® as interest expense.
Note 8. Fair Value and Maturity of Debt Outstanding
As of September 30, 2024, our asset coverage ratio stood at 323.0% based on the outstanding principal amount of our senior securities representing indebtedness of $2,294,376 and our asset coverage ratio on our senior securities that are stock was 182.8%. As of June 30, 2024, our asset coverage ratio stood at 315.5% based on the outstanding principal amount of our senior securities representing indebtedness of $2,454,992 and our asset coverage ratio on our senior securities that are stock was 184.8%. Refer to Note 9, Equity Offerings, Offering Expenses and Distributions for additional discussion on our senior securities that are stock.
Information about our senior securities is shown in the following table as of the end of each of the last ten fiscal years and as of September 30, 2024 (All figures in this item are in thousands except per unit data):

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Credit Facility
Fiscal 2025 (as of September 30, 2024)	$547,231	$13,543	—	—
Fiscal 2024 (as of June 30, 2024)	794,796	9,746	—	—
Fiscal 2023 (as of June 30, 2023)	1,014,703	7,639	—	—
Fiscal 2022 (as of June 30, 2022)	839,464	9,015	—	—
Fiscal 2021 (as of June 30, 2021)	356,937	17,408	—	—
Fiscal 2020 (as of June 30, 2020)	237,536	22,000	—	—
Fiscal 2019 (as of June 30, 2019)	167,000	34,298	—	—
Fiscal 2018 (as of June 30, 2018)	37,000	155,503	—	—
Fiscal 2017 (as of June 30, 2017)	—	—	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Fiscal 2016 (as of June 30, 2016)	—	—	—	—
Fiscal 2015 (as of June 30, 2015)	368,700	18,136	—	—

2015 Notes(4)
Fiscal 2015 (as of June 30, 2015)	$150,000	$2,241	—	—

2016 Notes(5)
Fiscal 2016 (as of June 30, 2016)	$167,500	$2,269	—	—
Fiscal 2015 (as of June 30, 2015)	167,500	2,241	—	—

2017 Notes(6)
Fiscal 2017 (as of June 30, 2017)	$50,734	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	129,500	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	130,000	2,241	—	—

2018 Notes(7)
Fiscal 2017 (as of June 30, 2017)	$85,419	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—

2019 Notes(8)
Fiscal 2018 (as of June 30, 2018)	$101,647	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	200,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—

5.00% 2019 Notes(9)
Fiscal 2018 (as of June 30, 2018)	$153,536	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	300,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	300,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	300,000	2,241	—	—

2020 Notes(12)
Fiscal 2019 (as of June 30, 2019)	$224,114	$2,365	—	—
Fiscal 2018 (as of June 30, 2018)	392,000	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	392,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	392,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	392,000	2,241	—	—

2022 Notes(16)
Fiscal 2022 (as of June 30, 2022)	$60,501	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	111,055	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	258,240	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	328,500	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	328,500	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	225,000	2,251	—	—

2023 Notes(10)(17)
Fiscal 2022 (as of June 30, 2022)	$284,219	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	284,219	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	319,145	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	318,863	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	318,675	2,452	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Fiscal 2017 (as of June 30, 2017)	248,507	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	248,293	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	248,094	2,241	—	—

2024 Notes(13)
Fiscal 2020 (as of June 30, 2020)	$233,788	$2,408	—	$959
Fiscal 2019 (as of June 30, 2019)	234,443	2,365	—	1,002
Fiscal 2018 (as of June 30, 2018)	199,281	2,452	—	1,029
Fiscal 2017 (as of June 30, 2017)	199,281	2,251	—	1,027
Fiscal 2016 (as of June 30, 2016)	161,364	2,269	—	951

6.375% 2024 Notes(10)(18)
Fiscal 2023 (as of June 30, 2023)	$81,240	$2,970	—	—
Fiscal 2022 (as of June 30, 2022)	81,240	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	81,389	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	99,780	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	99,726	2,365	—	—

2025 Notes
Fiscal 2025 (as of September 30, 2024)	$156,168	$3,230	—	—
Fiscal 2024 (as of June 30, 2024)	156,168	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	156,168	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	156,168	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	156,168	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	201,250	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	201,250	2,365	—	—

2026 Notes
Fiscal 2025 (as of September 30, 2024)	$387,715	$3,230	—	—
Fiscal 2024 (as of June 30, 2024)	400,000	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	400,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	400,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	400,000	2,740	—	—

3.364% 2026 Notes
Fiscal 2025 (as of September 30, 2024)	$300,000	$3,230	—	—
Fiscal 2024 (as of June 30, 2024)	300,000	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	300,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	300,000	2,740	—	—

3.437% 2028 Notes
Fiscal 2025 (as of September 30, 2024)	$300,000	$3,230	—	—
Fiscal 2024 (as of June 30, 2024)	300,000	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	300,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—

2028 Notes(14)
Fiscal 2020 (as of June 30, 2020)	$70,761	$2,408	—	$950
Fiscal 2019 (as of June 30, 2019)	70,761	2,365	—	984
Fiscal 2018 (as of June 30, 2018)	55,000	2,452	—	1,004

2029 Notes(15)
Fiscal 2021 (as of June 30, 2021)	$69,170	$2,740	—	$1,028
Fiscal 2020 (as of June 30, 2020)	69,170	2,408	—	970

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Fiscal 2019 (as of June 30, 2019)	69,170	2,365	—	983

Prospect Capital InterNotes®
Fiscal 2025 (as of September 30, 2024)	$603,262	$3,230	—	—
Fiscal 2024 (as of June 30, 2024)	504,028	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	358,105	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	347,564	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	508,711	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	680,229	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	707,699	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	760,924	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	980,494	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	908,808	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	827,442	2,241	—	—

Floating Rate Preferred Stock
Fiscal 2025 (as of September 30, 2024)	$191,224	$46	$25	$—
Fiscal 2024 (as of June 30, 2024)	129,198	46	25	—

6.50% Preferred Stock
Fiscal 2025 (as of September 30, 2024)	$690,837	$46	$25	$—
Fiscal 2024 (as of June 30, 2024)	704,044	46	25	—
Fiscal 2023 (as of June 30, 2023)	533,216	47	25	—

5.50% Preferred Stock
Fiscal 2025 (as of September 30, 2024)	$745,989	$46	$25	—
Fiscal 2024 (as of June 30, 2024)	772,133	46	25	—
Fiscal 2023 (as of June 30, 2023)	870,268	47	25	—
Fiscal 2022 (as of June 30, 2022)	590,197	54	25	—
Fiscal 2021 (as of June 30, 2021)	137,040	65	25	—

5.35% Preferred Stock
Fiscal 2025 (as of September 30, 2024)	$131,279	$46	$25	$18.10
Fiscal 2024 (as of June 30, 2024)	131,279	46	$25	17.25
Fiscal 2023 (as of June 30, 2023)	149,066	47	$25	15.98
Fiscal 2022 (as of June 30, 2022)	150,000	54	$25	21.08

All Senior Securities(10)(11)
Fiscal 2025 (as of September 30, 2024)	$4,053,705	$1,828	—	—
Fiscal 2024 (as of June 30, 2024)	4,191,646	1,848	—	—
Fiscal 2023 (as of June 30, 2023)	4,162,766	1,862	—	—
Fiscal 2022 (as of June 30, 2022)	3,509,353	2,156	—	—
Fiscal 2021 (as of June 30, 2021)	2,404,689	2,584	—	—
Fiscal 2020 (as of June 30, 2020)	2,169,899	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	2,421,526	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	2,346,563	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	2,681,435	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	2,707,465	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	2,983,736	2,241	—	—

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
(3)This column is inapplicable, except for the 2024 Notes, the 2028 Notes, the 2029 Notes, and the 5.35% Preferred Stock. The average market value per unit is calculated as an average of quarter-end prices. With respect to the senior securities represented by indebtedness, the market value is shown per $1,000 of indebtedness.
(4)We repaid the outstanding principal amount of the 2015 Notes on December 15, 2015.
(5)We repaid the outstanding principal amount of the 2016 Notes on August 15, 2016.
(6)We repaid the outstanding principal amount of the 2017 Notes on October 15, 2017.
(7)We repaid the outstanding principal amount of the 2018 Notes on March 15, 2018.
(8)We repaid the outstanding principal amount of the 2019 Notes on January 15, 2019.
(9)We redeemed the 5.00% 2019 Notes on September 26, 2018.
(10)For the fiscal years ended June 30, 2020 or prior, the 2023 Notes and 6.375% 2024 Notes are presented net of unamortized discount.
(11)While we do not consider commitments to fund under revolving arrangements to be Senior Securities, if we were to elect to treat such unfunded commitments, which were $47,914 as of September 30, 2024 as Senior Securities for purposes of Section 18 of the 1940 Act, our asset coverage per unit would be $1,807.
(12)We repaid the outstanding principal amount of the 2020 Notes on April 15, 2020.
(13)We redeemed the 2024 Notes on February 16, 2021.
(14)We redeemed the 2028 Notes on June 15, 2021.
(15)We redeemed the 2029 Notes on December 30, 2021.
(16)We redeemed the 2022 Notes on July 15, 2022.
(17)We redeemed the 2023 Notes on March 15, 2023.
(18)We redeemed the 6.375% 2024 Notes on January 16, 2024.
The following table shows our outstanding debt as of September 30, 2024:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value		Effective Interest Rate
Revolving Credit Facility		$547,231	$22,368	$547,231	(1)	$547,231	(2)	1M SOFR +	2.05%	(5)

2025 Notes		156,168	409	155,759		156,149	(3)	6.63%		(6)
Convertible Notes		156,168		155,759		156,149

2026 Notes		387,715	2,700	385,015		375,781	(3)	3.98%		(6)
3.364%	2026 Notes	300,000	3,045	296,955		279,567	(3)	3.60%		(6)
3.437%	2028 Notes	300,000	5,466	294,534		261,864	(3)	3.64%		(6)
Public Notes		987,715		976,504		917,212

Prospect Capital InterNotes®		603,262	9,040	594,222		599,170	(4)	6.53%		(7)
Total		$2,294,376		$2,273,716		$2,219,762
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The following table shows the contractual maturities by fiscal year of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of September 30, 2024:

	Payments Due by Fiscal Year ending June 30,
	Total	Remainder of 2025	2026	2027	2028	2029	After 5 Years
Revolving Credit Facility	$547,231	$—	$—	$—	$—	$547,231	$—
Convertible Notes	156,168	156,168	—	—	—	—	—
Public Notes	987,715	—	387,715	300,000	—	300,000	—
Prospect Capital InterNotes®	603,262	1,499	54,674	154,201	27,891	99,948	265,049
Total Contractual Obligations	$2,294,376	$157,667	$442,389	$454,201	$27,891	$947,179	$265,049

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
Preferred Stock
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”), as amended on June 9, 2022, October 7, 2022, February 10, 2023, and December 29, 2023, pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and dealer manager for the Company’s offering of up to 80,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such convertible preferred stock may be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”), the 6.50% Series A3 Preferred Stock (“Series A3 Preferred Stock”), and the 6.50% Series M3 Preferred Stock (“Series M3 Preferred Stock”); however as disclosed in the Supplement No. 1 dated September 6, 2024 to the Prospectus Supplement dated December 29, 2023, the Company is no longer offering the Series A1 Preferred Stock, the Series M1 Preferred Stock, the Series M2 Preferred Stock, the Series A3 Preferred Stock and the Series M3 Preferred Stock and, as a result, any additional preferred stock offered under this offering will be only in any combination of our Floating Rate Series A4 Preferred Stock (“Series A4 Preferred Stock”) and the Floating Rate Series M4 Preferred Stock (“Series M4 Preferred Stock”, and together with the Series A4 Preferred Stock, the “Floating Rate Preferred Stock”), which are not convertible. In connection with such offering, on August 3, 2020, June 9, 2022, October 11, 2022, February 10, 2023 and December 28, 2023 (two filings) we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland (“SDAT”), reclassifying and designating 120,000,000, 60,000,000, 120,000,000, 60,000,000, 160,000,000, and 40,000,000 shares, respectively, of the Company’s authorized and unissued shares of common stock into shares of preferred stock as “Convertible Preferred Stock.”

On October 30, 2020, and as amended on February 18, 2022, October 7, 2022 and February 10, 2023, we entered into a Dealer Manager Agreement with InspereX LLC, pursuant to which InspereX LLC has agreed to serve as the Company’s agent and dealer manager for the Company’s offering of up to 10,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock will initially be issued in multiple series, including the 5.50% Series AA1 Preferred Stock (the “Series AA1 Preferred Stock”), the 5.50% Series MM1 Preferred Stock (the “Series MM1 Preferred Stock”), the 6.50% Series AA2 Preferred Stock (the “Series AA2 Preferred Stock”), and the 6.50% Series MM2 Preferred Stock (the “Series MM2 Preferred Stock” and together with the Series M1 Preferred Stock, the Series M2 Preferred Stock, the Series M3 Preferred Stock, and the Series MM1 Preferred Stock, the “Series M Preferred Stock”, and the Series MM2 Preferred Stock, together with the Series AA2 Preferred Stock, the Series A3 Preferred Stock and the Series M3 Preferred Stock, the “6.50% Preferred Stock”); however as disclosed in the Supplement No. 2 dated September 6, 2024 to the Prospectus

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Supplement dated February 10, 2023, the Company is no longer offering the Series AA1 Preferred Stock, the Series MM1 Preferred Stock, the Series AA2 Preferred Stock and the Series MM2 Preferred Stock. On October 30, 2020, February 17, 2022, and October 11, 2022, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 80,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as Convertible Preferred Stock. On May 19, 2021, we entered into an Underwriting Agreement with UBS Securities LLC, relating to the offer and sale of 187,000 shares, par value $0.001 per share, of 5.50% Series A2 Preferred Stock, with a liquidation preference of $25.00 per share (the “Series A2 Preferred Stock”, and together with the Series A1 Preferred Stock, Series M1 Preferred Stock, Series M2 Preferred Stock, Series AA1 Preferred Stock, and Series MM1 Preferred Stock, the “5.50% Preferred Stock”). The issuance of the Series A2 Preferred Stock settled on May 26, 2021. In connection with such offering, on May 19, 2021, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 1,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as Convertible Preferred Stock.

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
Each series of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock and Series A Preferred Stock ranks (with respect to the payment of dividends and rights upon liquidation, dissolution or winding up) (a) senior to our common stock, (b) on parity with each other series of our preferred stock, and (c) junior to our existing and future secured and unsecured indebtedness. See Note 8, Fair Value and Maturity of Debt Outstanding for further discussion on our senior securities.
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
During the three months ended September 30, 2023, we repurchased 62,309 shares of Series A Preferred Stock for a total cost of approximately $1,001, including fees and commissions paid to the broker, representing an average repurchase price of $15.88 per share. The difference in the consideration transferred and the net carrying value of the Series A Preferred Stock repurchased, which was $1,469, resulted in a gain applicable to common stock holders of approximately $501 during the three months ended September 30, 2023. The repurchased shares reverted to authorized but unissued shares of Series A Preferred Stock and thus the Company holds no treasury stock.
During the three months ended September 30, 2024, we exchanged an aggregate of 87,433 Series M1 Preferred Stock for an aggregate of 5,842 and 81,589 newly-issued Series M3 Preferred Stock and Series M4 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act. During the three months ended September 30, 2024, we exchanged an aggregate of 131,917 Series M3 Preferred Stock for an aggregate of 131,914 newly-issued Series M4 Preferred Stock pursuant to the Securities Act.
The Series M3 Preferred Stock and Series M4 Preferred Stock issued in the exchanges were issued in each case to an existing security holder of the Company exclusively in exchange for such holder’s securities. No commission or other remuneration was paid or given for soliciting the exchange. Stockholders who exchange Series M1 Preferred Stock for Series M3 Preferred Stock or Series M4 Preferred Stock or Series M3 Preferred Stock for Series M4 Preferred Stock will receive unpaid dividends on their Series M1 Preferred Stock or Series M3 Preferred Stock accrued to, but not including, the Exchange Exercise Date, plus any fractional amount of a Series M1 Preferred Stock or Series M3 Preferred Stock exchanged multiplied by $25.00 in cash. Upon settlement, the carrying amount (including any premiums or discounts and a proportional amount of any issuance costs) of the Series M1 Preferred Stock or Series M3 Preferred Stock are reclassified to Series M3 Preferred Stock or Series M4 Preferred stock, respectively, with no gain or loss recognized.
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
For so long as the Series A Preferred Stock and the Floating Rate Preferred Stock are outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, if dividends on the Preferred Stock have accumulated and been unpaid for a period of two years, a possibility of redemption outside of the Company’s control exists and, in accordance with ASC 480, we have presented our 5.50% Preferred Stock, 6.50% Preferred Stock, and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of September 30, 2024 and June 30, 2024.
The Floating Rate Preferred Stock is redeemable at the election of the Holder at any time; therefore, is probable of redemption outside of the Company’s control. As a result, the Floating Rate Preferred Stock is classified within temporary equity on our Consolidated Statement of Assets and Liabilities as of September 30, 2024 and is accreted to redemption value upon issuance. Accretion to redemption value is treated as an adjustment to net increase (decrease) in net assets resulting from operations applicable to common stockholders on our Consolidated Statement of Operations.
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
Shares of the Series A Preferred Stock will pay a quarterly dividend, when and if declared by our Board of Directors, at a fixed annual rate of 5.35% per annum of the Stated Value of $25.00 per share (computed on the bases of a 360-day year consisting of twelve 30-day months), payable in cash.
During the three months ended September 30, 2024 and September 30, 2023, we distributed approximately $10,437 and $11,836, respectively, to our 5.50% Preferred Stock holders. During the three months ended September 30, 2024 and September 30, 2023, we distributed approximately $11,337 and $9,368 to our 6.50% Preferred Stock holders. During the three months ended September 30, 2024 and September 30, 2023, we distributed approximately $1,756 and $1,983 to our 5.35% Series A Preferred Stock holders. During the three months ended September 30, 2024, we distributed approximately $3,039 respectively, to our Floating Rate Preferred Stock holders. During the three months ended September 30, 2023, we made no distributions on our Floating Rate Preferred Stock because there was no Floating Rate Preferred Stock outstanding as of September 30, 2023. Distributions to our 5.50% Preferred Stockholders and 6.50% Preferred Stockholders are net of any Series M Clawback applied to Series M stock through Holder Optional Conversion of such shares. Distributions to our Floating Rate Preferred Stock holders are net of any Series M4 Shares Clawback applied to applicable M4 stock through Holder Optional Redemption of such shares.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Our distributions to our 5.50% Preferred Stock holders, 6.50% Preferred Stock holders, Floating Rate Preferred Stock holders and 5.35% Series A Preferred Stock holders for the three months ended September 30, 2024 and September 30, 2023, are summarized in the following table:

Declaration Date	Record Date	Payment Date	Amount ($ per share), before pro ration for partial periods	Amount Distributed
5.50% Preferred Stock holders
5/8/2024	7/17/2024	8/1/2024	$0.114583	$3,516
5/8/2024	8/15/2024	9/3/2024	0.114583	3,491
8/28/2024	9/18/2024	10/1/2024	0.114583	3,430
Distributions for the three months ended September 30, 2024				$10,437

5/9/2023	7/19/2023	8/1/2023	$0.114583	$3,968
5/9/2023	8/16/2023	9/1/2023	0.114583	3,961
8/29/2023	9/20/2023	10/2/2023	0.114583	3,907
Distributions for the three months ended September 30, 2023				$11,836

6.50% Preferred Stock holders
5/8/2024	7/17/2024	8/1/2024	$0.135417	$3,803
5/8/2024	8/15/2024	9/3/2024	0.135417	3,785
8/28/2024	9/18/2024	10/1/2024	0.135417	3,749
Distributions for the three months ended September 30, 2024				$11,337

5/9/2023	7/19/2023	8/1/2023	0.135417	$2,978
5/9/2023	8/16/2023	9/1/2023	0.135417	3,111
8/29/2023	9/20/2023	10/2/2023	0.135417	3,279
Distributions for the three months ended September 30, 2023				$9,368

Floating Rate Preferred Stock holders
5/8/2024	7/17/2024	8/1/2024	$0.152550	$876
5/8/2024	8/15/2024	9/3/2024	0.152550	1,052
8/28/2024	9/18/2024	10/1/2024	0.151584	1,111
Distributions for the three months ended September 30, 2024				$3,039

5.35% Preferred Stock holders
5/8/2024	7/17/2024	8/1/2024	$0.334375	$1,756
Distributions for the three months ended September 30, 2024				$1,756

5/9/2023	7/19/2023	8/1/2023	$0.334375	$1,983
Distributions for the three months ended September 30, 2023				$1,983
The above table includes dividends paid during the three months ended September 30, 2024. It does not include distributions previously declared to the 5.50% Preferred Stock holders, 6.50% Preferred Stock holders, Floating Rate Preferred Stock holders and 5.35% Series A Preferred Stock holders of record for any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and paid subsequent to September 30, 2024:
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on October 16, 2024 with a payment date of November 1, 2024.
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on November 20, 2024 with a payment date of December 2, 2024.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

•$0.135417 per share (before pro ration for partial period holders of record) for 6.50% Preferred Stock holders of record on October 16, 2024 with a payment date of November 1, 2024.
•$0.135417 per share (before pro ration for partial period holders of record) for 6.50% Preferred Stock holders of record on November 20, 2024 with a payment date of December 2, 2024.
•$0.151584 per share (before pro ration for partial period holders of record) for Floating Rate Preferred Stock holders of record on October 16, 2024 with a payment date of November 1, 2024.
•$0.151584 per share (before pro ration for partial period holders of record) for Floating Rate Preferred Stock holders of record on November 20, 2024 with a payment date of December 2, 2024.
•$0.334375 per share (before pro ration for partial period holders of record) for 5.35% Series A Preferred Stock holders of record on October 16, 2024 with a payment date of November 1, 2024.
As of September 30, 2024, we have accrued approximately $16 and $1,756 in dividends that have not yet been paid for our Floating Rate Preferred Stock holders and 5.35% Series A Preferred Stock holders, respectively.
The following table shows our outstanding Preferred Stock as of September 30, 2024:

Series	Maximum Offering Size (Shares)		Maximum Aggregate Liquidation Preference of Offering		Inception to Date Preferred Shares Issued via Offering	Inception to Date Liquidation Preference Issued via Offering		Preferred Stock Outstanding		Liquidation Preference Outstanding
Series A1	80,000,000	(1)	$2,000,000	(1)	31,448,021	$786,201		28,266,559	(4)	$706,664
Series M1	80,000,000	(1)	2,000,000	(1)	4,110,318	$102,758		1,409,007	(4)	35,225
Series M2	80,000,000	(1)	2,000,000	(1)	—	$—		—		—
Series A3	80,000,000	(1)	2,000,000	(1)	25,020,192	$625,505		24,608,472	(4)	615,212
Series M3	80,000,000	(1)	2,000,000	(1)	3,490,259	$87,256		3,025,020	(4)	75,626
Series A4	80,000,000	(1)	2,000,000	(1)	5,798,339	$144,958		5,801,035	(5)	145,026
Series M4	80,000,000	(1)	2,000,000	(1)	743,975	$18,599		1,847,915	(5)	46,198
Series AA1	10,000,000	(2)	250,000	(2)	—	$—		—		—
Series MM1	10,000,000	(2)	250,000	(2)	—	$—		—		—
Series AA2	10,000,000	(2)	250,000	(2)	—	$—		—		—
Series MM2	10,000,000	(2)	250,000	(2)	—	$—		—		—
Series A2	187,000		4,675		187,000	$4,675		164,000	(4)	4,100
Series A	6,000,000		150,000		6,000,000	$150,000		5,251,157	(6)	131,279
Total	96,187,000	(3)	$2,404,675	(3)	76,798,104	$1,919,953	(7)	70,373,165		$1,759,330	(7)
(1) The maximum offering of 80,000,000 shares and $2,000,000 aggregate liquidation preference is for any combination of Series A1, Series M1, Series M2, Series A3, Series M3, Series A4, and Series M4 shares.
(2) The maximum offering of 10,000,000 shares and $250,000 aggregate liquidation preference is for any combinations of Series AA1, Series MM1, Series AA2, and Series MM2.
(3) The authorized maximum offering size of Preferred Stock as of September 30, 2024 is 96,187,000 shares, par value $0.001 per share, with an aggregate liquidation preference of $2,404,675, a liquidation preference of $25.00 per share. The totals referenced in the above table are in light of the combined maximum offering amounts for the various series of shares identified in footnote 1 and footnote 2 and the table columns are not intended to foot.
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
(1) The maximum offering of 80,000,000 shares and $2,000,000 aggregate liquidation preference is for any combinations of Series A1, Series M1, Series M2, Series A3, Series M3, Series A4, and Series M4 shares.
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
(5) Preferred Stock shares outstanding is calculated as shares issued under the respective offering program net of additional shares issued through the Preferred Stock DRIP and net of Preferred Stock redemptions through the Holder Optional Redemption and Optional Redemption Upon Death of Holder. Refer to subsequent tables for respective fiscal year activity.
(6) Preferred Stock shares outstanding is calculated as shares issued under the respective offering program net of shares repurchased via open market purchases and shares retired via the Tender Offer. Refer to subsequent tables for respective fiscal year activity.
(7) Does not foot due to rounding.
Preferred Stock issued prior to the issuance of our 5.35% Series A Preferred Stock has a carrying value equal to liquidation value per share on our Consolidated Statements of Assets and Liabilities. Subsequent issuances of our Preferred Stock classified as temporary equity are recorded net of issuance costs, with the Floating Rate Preferred Stock immediately accreted to redemption value as discussed above. The carrying value of all Preferred Stock is inclusive of cumulative accrued and unpaid dividends as of September 30, 2024 and June 30, 2024.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Series A1, Series A2, Series M1, Series A3, and Series M3 shares outstanding are net of dividend reinvestments paid and conversions to common stock in accordance with their liquidation features. Series A4 and Series M4 shares outstanding are net of dividend reinvestments paid and redemptions in accordance with their liquidation features. Series A shares outstanding are net of shares repurchased via the authorized repurchase of Series A Preferred Stock. The following tables show such activity during the three months ended September 30, 2024:

Series	June 30, 2024 Shares Outstanding		Shares Issued		Shares issued through Preferred Stock DRIP	Exchanges		Redemptions/Repurchases(1)		September 30, 2024 Shares Outstanding
Series A1	28,932,457		—		17,115	—		(683,012)		28,266,559	(2)
Series M1	1,788,851		—		238	(87,433)		(292,649)		1,409,007
Series A3	24,810,648		87,237		19,501	—		(308,914)		24,608,472
Series M3	3,351,101		17,000		974	(126,075)		(217,979)		3,025,020	(2)
Series A4	3,766,166		2,033,017		1,851	—		—		5,801,035	(2)
Series M4	1,401,747		234,027		478	213,503		(1,840)		1,847,915
Series A2	164,000		—		—	—		—		164,000
Series A	5,251,157		—		—	—		—		5,251,157
Total	69,466,127	(2)	2,371,281	(3)	40,157	(4)	(4)	(1,504,395)	(2)	70,373,165	(2)
(1)During the three months ended September 30, 2024, 1,502,554 shares of the 5.50% Preferred Stock and 6.50% Preferred Stock were converted to common shares via Holder Optional Redemptions and Optional Redemptions Upon Death of Holder an 1,840 shares of the Floating Rate Preferred Stock were redeemed for cash via Holder Optional Redemptions.
(2)Does not foot or crossfoot due to fractional share rounding.
(3)During the three months ended September 30, 2024, we issued 2,371,281 shares of Preferred Stock for net proceeds of $53,798 with a liquidation value of $59,282.
(4)During the three months ended September 30, 2024, an aggregate amount of 4.17 fractional shares were exchanged and paid to the exchanging holders with cash in lieu of the exchanged shares.

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
(3) During the three months ended September 30, 2023, we issued 3,198,085 shares of Preferred Stock for net proceeds of $748,223 with a liquidation value of $79,952.
.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Common Stock
Our common stockholders’ equity accounts as of September 30, 2024 and June 30, 2024 reflect cumulative shares issued, net of shares previously repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemptions Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”), pursuant to which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify stockholders of our intention to purchase our common stock.
We did not repurchase any shares of our common stock under the Repurchase Program for the three months ended September 30, 2024 and September 30, 2023. As of September 30, 2024, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
Excluding common stock dividend reinvestments and shares issued in connection with the 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemption Upon Death of Holder, during the three months ended September 30, 2024 and September 30, 2023, we did not issue any shares of our common stock.
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
During the three months ended September 30, 2024 and September 30, 2023, we distributed approximately $77,358 and $73,252, respectively, to our common stockholders. The following table summarizes our distributions to common stockholders declared and payable for the three months ended September 30, 2024 and September 30, 2023:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/8/2024	7/29/2024	8/21/2024	$0.06	$25,607
5/8/2024	8/28/2024	9/19/2024	0.06	25,739
8/28/2024	9/26/2024	10/22/2024	0.06	26,012
Total declared and payable for the three months ended September 30, 2024				$77,358

5/9/2023	7/27/2023	8/22/2023	$0.06	$24,317
5/9/2023	8/29/2023	9/20/2023	0.06	24,418
8/29/2023	9/27/2023	10/19/2023	0.06	24,517
Total declared and payable for the three months ended September 30, 2023				$73,252
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during the three months ended September 30, 2024 and September 30, 2023. It does not include distributions previously declared to common stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to September 30, 2024:
•$0.06 per share for October 2024 holders of record on October 29, 2024 with a payment date of November 19, 2024.
During the three months ended September 30, 2024 and September 30, 2023, we issued 1,834,082 and 1,538,258 shares of our common stock, respectively, in connection with the common stock dividend reinvestment plan.
As of September 30, 2024, we have reserved 17,294,357 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5) and 1,000,000,000 shares of our common stock for issuance upon conversion of the 5.50% Preferred Stock and the 6.50% Preferred Stock.
Note 10. Other Income
Other income consists of structuring fees, amendment fees, overriding royalty interests, receipts related to net profit and revenue interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30,
	2024	2023
Structuring and amendment fees (refer to Note 3)	$2,244	$16,391
Royalty, net profit and revenue interests	6,839	14,167
Administrative agent fees	200	181
Total other income	$9,283	$30,739
Note 11. Net Increase (Decrease) in Net Assets per Common Share
Basic earnings (loss) per share is calculated by dividing the net increase (decrease) in net assets resulting from operations, less preferred stock dividends plus net gain (loss) on repurchase and accretion to redemption value of redeemable preferred stock, by the weighted average number of common shares outstanding for that period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding using the if-converted method for the 5.50% Preferred Stock, the 6.50% Preferred Stock (Refer to Note 9) and the 2025 Notes (Refer to Note 5).
Diluted earnings per share excludes all dilutive potential common shares if their effect is anti-dilutive.
During the three months ended September 30, 2024, conversion of our convertible instruments had an anti-dilutive effect and therefore, conversion is not assumed.
The following information sets forth the computation of basic and diluted earnings per common share during the three months ended September 30, 2024 and September 30, 2023:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	For the Three Months Ended September 30,
	2024	2023
Net increase (decrease) in net assets resulting from operations - basic	$(165,069)	$94,011
Adjustment for dividends on Convertible Preferred Stock	—	21,210
Adjustment for interest on Convertible Notes	—	2,717
Adjustment for Incentive Fee on Convertible Instruments	—	(4,785)
Net increase (decrease) in net assets resulting from operations - diluted	$(165,069)	$113,153

Weighted average common shares outstanding - basic	428,873,206	406,350,619
Weighted average common shares from assumed conversion of Convertible Preferred Stock	—	211,945,352
Weighted average common shares from assumed conversion of Convertible Notes	—	17,294,357
Weighted average shares of common stock outstanding - diluted	428,873,206	635,590,328

Earnings (loss) per share - basic	$(0.38)	$0.23
Earnings (loss) per share - diluted	$(0.38)	$0.18

Note 12. Income Taxes
While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is August 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified.
The determination of tax character of distributions was not determinable at the end of the fiscal year end. Final determination of tax character of distributions will not be final until we file our return for the tax year. For income tax purposes, dividends paid and distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to common stockholders during the tax years ended August 31, 2024, 2023, and 2022 were as follows:

	Tax Year Ended August 31,
	2024	2023	2022
Ordinary income	$220,295	$243,085	$231,984
Capital gain	—	—	49,719
Return of capital	78,627	44,838	—
Total distributions paid to common stockholders	$298,922	$287,923	$281,703

The Company began issuing shares of Preferred Stock and declaring dividends on shares Preferred Stock outstanding during the tax year ended August 31, 2021. The tax character of dividends paid to preferred stockholders during the tax years ended August 31, 2024, 2023, and 2022 were as follows:

	Tax Year Ended August 31,
	2024	2023	2022
Ordinary income	$99,131	$74,975	$22,551
Capital gain	—	—	6,476
Return of capital	—	—	—
Total distributions paid to preferred stockholders	$99,131	$74,975	$29,027
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
Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following reconciles the net increase in net assets resulting from operations to taxable income for the tax years ended August 31, 2024, 2023, and 2022:

	Tax Year Ended August 31,
	2024		2023	2022
Net (decrease) increase in net assets resulting from operations	$234,119		$(88,043)	$735,337
Net realized losses on investments	434,238		40,795	22,375
Net unrealized losses (gains) on investments	(259,971)		480,916	(405,414)
Other temporary book-to-tax differences(1)	(89,150)		(148,147)	(66,363)
Permanent differences	62		27	30
Taxable income before deductions for distributions	$319,298	(1)	$285,548	$285,965

(1) Temporary book-to-tax differences include timing recognition of CLO income, flow-through investment income/loss, and dividend income from portfolio companies
As of our most recent tax year ended August 31, 2024, we had no undistributed ordinary income in excess of cumulative distributions and no capital gain in excess of cumulative distributions.
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. As of our most recent tax year ended August 31, 2024, we had a capital loss carryforward of $397,769 available for use in later tax years.
As of September 30, 2024, the cost basis of investments for tax purposes was $7,324,830 resulting in an estimated net unrealized gain of $151,811. As of June 30, 2024, the cost basis of investments for tax purposes was $7,429,121 resulting in an estimated net unrealized gain of $289,122. As of September 30, 2024, the gross unrealized gains and losses were $1,254,003 and $1,102,192, respectively. As of June 30, 2024, the gross unrealized gains and losses were $1,381,820 and $1,092,698, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of September 30, 2024 and June 30, 2024 was calculated based on the book cost of investments as of September 30, 2024 and June 30, 2024, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2024 and 2023, respectively.
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal excise taxes, among other items. During the tax year ended August 31, 2024, we increased total distributable earnings by $63, decreased accumulated realized losses by $21,530, and decreased capital in excess of par value by $21,593. During the tax year ended August 31, 2023, we increased total distributable earnings by $27, increased accumulated realized losses by $622, and increased capital in excess of par value by $595. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended August 31, 2024, once finalized, will be recorded in the fiscal year ending June 30, 2025 and the reclassifications for the taxable year ended August 31, 2023 were recorded in the fiscal year ended June 30, 2024.

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
The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from us, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our total assets. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. The total gross base management fee incurred to the favor of the Investment Adviser was $38,606 and $39,289, during the three months ended September 30, 2024 and September 30, 2023, respectively.
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
The total income incentive fee incurred was $15,680 and $25,617, during the three months ended September 30, 2024 and September 30, 2023, respectively. No capital gains incentive fee was incurred during the three months ended September 30, 2024 and September 30, 2023.
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
The allocation of net overhead expense from Prospect Administration was $5,708 and $2,113 for the three months ended September 30, 2024 and September 30, 2023, respectively. Prospect Administration received estimated payments of $186 and $3,468 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax, and other administrative services during the three months ended September 30, 2024 and September 30, 2023, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount.

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
During the three months ended September 30, 2024 and September 30, 2023, we received payments of $1,838 and $2,284, respectively, from our portfolio companies for contractual managerial assistance and subsequently remitted these amounts to Prospect Administration.
Co-Investments
On January 13, 2020 (amended on August 2, 2022), we received an exemptive order from the SEC (the “Order”), which superseded a prior co-investment exemptive order granted on February 10, 2014, that gave us the ability to negotiate terms other than price and quantity of co-investment transactions with other funds managed by the Investment Adviser or certain affiliates, including Priority Income Fund, Inc. and Prospect Floating Rate and Alternative Income Fund, Inc., where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions included therein.
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
We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the three months ended September 30, 2024 and September 30, 2023, we recognized expenses related to valuation services of $20 and $21, respectively. Additionally, we both incur and reimburse for expenses related to marketing, insurance, legal fees, offering costs and general and administrative expenses that are allocated between Prospect, Priority Income Fund, Inc. and Prospect Floating Rate & Alternative Income Fund Inc. During the three months ended September 30, 2024 and September 30, 2023, the net amount reimbursed to us for these expenses was $104 and $24, respectively.

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
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings of Delaware LLC (“CP Holdings”), a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy Services, Inc. (“CP Energy”), and the remaining equity is owned by CP Energy management. CP Energy owns directly or indirectly 100% of each of CP Well; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”) a portfolio company of Prospect with $43,321 and $41,177 in first lien term loans (the “Spartan Term Loans”) due to us as of September 30, 2024 and June 30, 2024, respectively. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loans.
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

	Three Months Ended
	September 30, 2024	September 30, 2023
Interest Income
Interest Income from CP Energy	$3,164	$2,727
Interest Income from Spartan	1,460	1,134
Total Interest Income	$4,624	$3,861

	Three Months Ended
	September 30, 2024	September 30, 2023
Additions	$—	$2,900
Interest Income Capitalized as PIK
CP Energy	$5,405	$—
Spartan	2,144	762
Total Interest Income Capitalized as PIK	$7,549	$762

	As of
	September 30, 2024	June 30, 2024
Interest Receivable (1)	$206	$3,923
Other Receivables (2)	539	539
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

	Three Months Ended
	September 30, 2024	September 30, 2023
Interest Income	$2,121	$2,004
Managerial Assistance (1)	175	175
(1) No income recognized by Prospect. Managerial Assistance (“MA”) payments were paid from Credit Central to Prospect and subsequently remitted to PA.

	Three Months Ended
	September 30, 2024	September 30, 2023
Accreted Original Issue Discount	$—	$250
Interest Income Capitalized as PIK	1,361	1,345

	As of
	September 30, 2024	June 30, 2024
Interest Receivable (2)	$23	$—
(2) Interest income recognized but not yet paid.

Echelon Transportation LLC (f/k/a Echelon Aviation LLC)
Prospect owns 100% of the membership interests of Echelon Transportation LLC (“Echelon”). Echelon owns 60.7% of the equity of AerLift Leasing Limited (“AerLift”).

	Three Months Ended
	September 30, 2024	September 30, 2023
Interest Income	$852	$781
Managerial Assistance (1)	63	63
Reimbursement of Legal, Tax, etc.(2)	—	3
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

	Three Months Ended
	September 30, 2024	September 30, 2023
Interest Income Capitalized as PIK	$1,260	$—
Repayment of loan receivable	150	1,862

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	As of
	September 30, 2024	June 30, 2024
Interest Receivable (3)	$579	$1,387
Other Receivables (4)	4	2
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

	Three Months Ended
	September 30, 2024	September 30, 2023
Interest Income	$16,461	$15,308
Managerial Assistance (1)	600	600
(1) No income recognized by Prospect. MA payments were paid from First Tower to Prospect and subsequently remitted to PA.

	Three Months Ended
	September 30, 2024	September 30, 2023
Additions	$—	$—
Interest Income Capitalized as PIK	$5,999	$5,588
Repayment of Loan Receivable	437	—

	As of
	September 30, 2024	June 30, 2024
Interest Receivable (2)	$179	$2,461
Other Receivables (3)	5	1
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

	Three Months Ended
	September 30, 2024	September 30, 2023
Additions	$975	$—

InterDent, Inc.
Prospect owns 100% of the equity of InterDent, Inc. (“InterDent”).

	Three Months Ended
	September 30, 2024	September 30, 2023
Interest Income	$9,736	$9,009
Managerial Assistance (1)	366	366
Reimbursement of Legal, Tax, etc.(2)	—	5
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

	Three Months Ended
	September 30, 2024	September 30, 2023
Additions	$3,000	$—
Interest Income Capitalized as PIK	3,772	5,554

	As of
	September 30, 2024	June 30, 2024
Interest Receivable (3)	$2,800	$318
Other Receivables (4)	1	1
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from InterDent to Prospect for reimbursement of expenses paid by Prospect on behalf of InterDent.

Kickapoo Ranch Pet Resort

Prospect owns 100% of the membership interest of Kickapoo Ranch Pet Resort (“Kickapoo”). Kickapoo is a luxury pet boarding facility.

	Three Months Ended
	September 30, 2024	September 30, 2023
Interest Income	$49	$—
Dividend Income	—	80

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	As of
	September 30, 2024	June 30, 2024
Interest Receivable (1)	$1	$2
(1) Interest income recognized but not yet paid.

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

	Three Months Ended
	September 30, 2024	September 30, 2023
Interest Income	$2,396	$2,205
Other Income
Structuring Fee	$37	$—
Total Other Income	$37	$—
Managerial Assistance (1)	$75	$75
Reimbursement of Legal, Tax, etc.(2)	25	6
Realized (Loss) Gain	1	—
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

	Three Months Ended
	September 30, 2024	September 30, 2023
Additions	$1,500	$—

	As of
	September 30, 2024	June 30, 2024
Interest Receivable (3)	$26	$79
Other Receivables (4)	7	5
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
During the three months ended September 30, 2024, we provided $21,615 of debt financing to NPRC to fund real estate capital expenditures, provide working capital, and to fund purchases of rated secured structured notes.
During the three months ended September 30, 2024, we received partial repayments of $14,000 of our loans previously outstanding with NPRC and its wholly owned subsidiary.

	Three Months Ended
	September 30, 2024	September 30, 2023
Interest Income	$24,316	$29,239
Other Income
Structuring Fee	$—	$15,476
Royalty, net profit and revenue interests	6,665	13,996
Total Other Income	$6,665	$29,472
Managerial Assistance (1)	$42	$525
Reimbursement of Legal, Tax, etc.(2)	438	3
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

	Three Months Ended
	September 30, 2024	September 30, 2023
Additions (3)	$21,615	$63,305
Interest Income Capitalized as PIK	913	241
Repayment of Loan Receivable	14,000	13,450
(3) During the three months ended September 30, 2024, Prospect provided $21,615 of debt financing to NPRC to fund capital expenditures for existing real estate properties, to provide working capital, and to fund purchases of rated secured structured notes.

	As of
	September 30, 2024	June 30, 2024
Interest Receivable (4)	$259	$785
Other Receivables (5)	(2)	(2)
(4) Interest income recognized but not yet paid.
(5) Represents amounts due to NPRC from Prospect for a credit of reimbursements of expenses paid by Prospect on behalf of NPRC.

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

	Three Months Ended
	September 30, 2024	September 30, 2023
Interest Income	$1,748	$1,175
Managerial Assistance (1)	100	—
(1) No income recognized by Prospect. MA payments were paid from Nationwide to Prospect and subsequently remitted to PA.

	Three Months Ended
	September 30, 2024	September 30, 2023
Interest Income Capitalized as PIK	$2,230	$785

	As of
	September 30, 2024	June 30, 2024
Interest Receivable (3)	$18	$501
Other Receivables (4)	2	1
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide.

NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 92.77% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of September 30, 2024 and June 30, 2024, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.

	Three Months Ended
	September 30, 2024	September 30, 2023
Interest Income	$1,070	$1,064
Dividend Income (1)	—	147
Managerial Assistance (2)	100	100
Realized (Loss) Gain	6,366	(147)
(1) All dividends were paid from earnings and profits of NMMB.
(2) No income recognized by Prospect. MA payments were paid from NMMB to Prospect and subsequently remitted to PA.

	As of
	September 30, 2024	June 30, 2024
Interest Receivable (3)	$11	$35
Other Receivables (4)	1	1
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Pacific World Corporation
Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.99% and 99.98% ownership interest of Pacific World as of September 30, 2024 and June 30, 2024, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.

	Three Months Ended
	September 30, 2024	September 30, 2023
Interest Income	$2,535	$2,646
Other Income
Structuring Fee	$98	$—
Total Other Income	$98	$—

	Three Months Ended
	September 30, 2024	September 30, 2023
Additions	$4,876	$—
Interest Income Capitalized as PIK	2,218	2,327

	As of
	September 30, 2024	June 30, 2024
Interest Receivable (1)	$27	$79
Other Receivables (2)	172	155
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

	Three Months Ended
	September 30, 2024	September 30, 2023
Interest Income	$1,320	$1,252
Other Income
Advisory Fee	$—	$106
Total Other Income	$—	$106
Managerial Assistance (1)	$45	$45
Reimbursement of Legal, Tax, etc.(2)	—	17
(1) No income recognized by Prospect. MA payments were paid from R-V to Prospect and subsequently remitted to PA.
(2) Paid from R-V to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to R-V (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended
	September 30, 2024	September 30, 2023
Additions	$—	$3,700

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	As of
	September 30, 2024	June 30, 2024
Interest Receivable (3)	$14	$45
Other Receivables (4)	1	—
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

	Three Months Ended
	September 30, 2024	September 30, 2023
Interest Income	$1,046	$956
Managerial Assistance (1)	3	3
Reimbursement of Legal, Tax, etc. (2)	5	3,333
(1) No income recognized by Prospect. MA payments were paid from UTP to Prospect and subsequently remitted to PA.
(2) Paid from UTP to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to UTP (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended
	September 30, 2024	September 30, 2023
Repayment of Loan Receivable	14	8

	As of
	September 30, 2024	June 30, 2024
Interest Receivable (3)	$11	$34
Other Receivables (4)	4	1
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended
	September 30, 2024	September 30, 2023
Interest Income	$644	$473
Reimbursement of Legal, Tax, etc. (1)	5	—
(1) Paid from USES to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to USES (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended
	September 30, 2024	September 30, 2023
Additions	$2,800	$—
Interest Income Capitalized as PIK	716	268

	As of
	September 30, 2024	June 30, 2024
Interest Receivable (2)	$7	$153
Other Receivables (3)	147	147

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

	Three Months Ended
	September 30, 2024	September 30, 2023
Interest Income
Interest Income from Valley	$349	$371
Interest Income from Valley Electric	2,825	2,649
Total Interest Income	$3,174	$3,020
Other Income
Royalty, net profit and revenue interests	$167	$167
Total Other Income	$167	$167
Managerial Assistance (1)	$150	$150
Reimbursement of Legal, Tax, etc. (2)	3	—
(1) No income recognized by Prospect. MA payments were paid from Valley Electric to Prospect and subsequently remitted to PA.
(2) Paid from Valley to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to Valley (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	As of
	September 30, 2024	June 30, 2024
Interest Receivable (3)	$137	$2,974
Other Receivables (4)	3	2
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
We are not aware of any material legal proceedings as of September 30, 2024 and June 30, 2024.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 16. Financial Highlights
The following is a schedule of financial highlights for the three months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30,
	2024		2023
Per Share Data
Net asset value per common share at beginning of period	$8.74		$9.24
Net investment income(1)	0.21		0.31
Net realized and change in unrealized gains (losses) (1)	(0.53)		(0.02)
Net increase (decrease) from operations	(0.32)		0.29
Distributions of net investment income to preferred stockholders	(0.06)	(5)	(0.06)	(4)
Distributions of capital gains to preferred stockholders	—	(5)	—	(4)
Total distributions to preferred stockholders	(0.06)		(0.06)
Net increase (decrease) from operations applicable to common stockholders	(0.38)		0.23
Distributions of net investment income to common stockholders	(0.18)	(5)	(0.16)	(4)(7)
Return of Capital to common stockholders	—		(0.02)	(4)(7)
Total distributions to common stockholders	(0.18)		(0.18)
Common stock transactions(2)	(0.08)		(0.04)
Net asset value per common share at end of period	$8.10		$9.25

Per common share market value at end of period	$5.35		$6.05
Total return based on market value(3)	0.23%		0.56%
Total return based on net asset value(3)	(3.98%)		3.17%
Shares of common stock outstanding at end of period	433,560,728		408,618,704
Weighted average shares of common stock outstanding	428,873,206		406,350,619

Ratios/Supplemental Data
Net assets at end of period	$3,510,813		$3,780,866
Portfolio turnover rate	3.72%		1.70%
Annualized ratio of operating expenses to average net assets applicable to common shares(6)	11.79%		11.78%
Annualized ratio of net investment income to average net assets applicable to common shares(6)	9.96%		13.37%

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
(5)Tax character of distributions is not yet finalized for the respective fiscal period and will not be finalized until we file our tax return for our tax year ending August 31, 2025. Refer to Note 12.
(6)Operating expenses for the respective fiscal periods do not reflect the effect of dividend payments to preferred shareholders.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

(7)The amounts reflected for the respective fiscal periods were updated based on tax information received subsequent to our Form 10-K filing for the year ended June 30, 2023 and our Form 10-Q filing for September 30, 2023. Certain reclassifications have been made in the presentation of prior period amounts. See Note 2 and Note 12 within the accompanying notes to the consolidated financial statements for further discussion.

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
On October 17, 2024, we entered into an amendment (the “Amendment”) to the Amended and Restated Dealer Manager Agreement, dated as of February 25, 2021, by and between the Company and PCS, pursuant to which the Dealer Manager agreed to serve as the Company’s agent, principal distributor and exclusive and dealer manager for the Company’s increased offering of up to 90,000,000 shares, par value $0.001 per share, of preferred stock, with a $2,250,000 aggregate liquidation preference (the “Preferred Stock”). On October 17, 2024, in connection with the Offering, we filed Articles Supplementary (the “Articles Supplementary”) with the State Department of Assessments and Taxation of Maryland (“SDAT”), reclassifying and designating 20,000,000 shares of the Company’s authorized and unissued shares of Common Stock into shares of Preferred Stock.

On November 8, 2024, we announced the declaration of monthly dividends for our Floating Rate Preferred Stock for holders of record on the following dates based on an annualized rate equal to 6.65200% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January, February, or March as a result), authorized on November 5, 2024, as follows:

Monthly Cash Floating Rate Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
December 2024	12/18/2024	1/2/2025	$0.138583
January 2025	1/22/2025	2/3/2025	$0.138583
February 2025	2/19/2025	3/3/2025	$0.138583
On November 8, 2024, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January, February, or March as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
December 2024	12/18/2024	1/2/2025	$0.114583
January 2025	1/22/2025	2/3/2025	$0.114583
February 2025	2/19/2025	3/3/2025	$0.114583
On November 8, 2024, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 6.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January, February, or March as a result), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
December 2024	12/18/2024	1/2/2025	$0.135417
January 2025	1/22/2025	2/3/2025	$0.135417
February 2025	2/19/2025	3/3/2025	$0.135417

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

On November 8, 2024, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in February as a result), as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
November 2024 - January 2025	1/22/2025	2/3/2025	$0.334375
On November 8, 2024, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
November 2024	11/26/2024	12/19/2024	$0.0450
December 2024	12/27/2024	1/22/2025	$0.0450
January 2025	1/29/2025	2/19/2025	$0.0450

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
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third-party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of September 30, 2024, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $3,326,598 and $3,744,510, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. We consolidate all wholly owned and substantially wholly owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
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

First Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended September 30, 2024 we acquired $213,056 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $32,875, funded $6,219 of revolver advances, and recorded PIK interest of $38,489, resulting in gross investment originations of $290,639. During the three months ended September 30, 2024 we received full repayments totaling $255,646, received $0 in sales, received $616 of revolver paydowns, and received $26,066 in partial prepayments, scheduled principal amortization payments, and return of capital distributions, resulting in repayments of approximately $282,328.
Debt Issuances and Redemptions
During the three months ended September 30, 2024 we repaid $2,500 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2024 was $59.
During the three months ended September 30, 2024 we issued $101,734 aggregate principal amount of Prospect Capital InterNotes® with a weighted average stated interest rate of 7.14%, to extend our borrowing base. The newly issued notes mature between July 15, 2027 and October 15, 2034 and generated net proceeds of $100,266.
During the three months ended September 30, 2024, we commenced various tender offers to purchase for cash any and all outstanding aggregate principal amount of the 2026 Notes at prices ranging from 96.96% to 97.12%, plus accrued and unpaid interest. As a result, $12,285 aggregate principal amount of the 2026 Notes were validly tendered and accepted, and we recognized a realized gain of $307 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the 2026 Notes, net of the proportionate amount of unamortized debt issuance costs.
Equity Issuances and Redemptions
On July 18, 2024, August 21, 2024 and September 19, 2024 we issued 571,807, 650,357, and 611,918 shares of our common stock in connection with the dividend reinvestment plan, respectively.
During the three months ended September 30, 2024, 683,012 shares of our Series A1 Preferred Stock, 308,914 shares of our Series A3 Preferred Stock, 292,649 shares of our Series M1 Preferred Stock, and 217,979 shares of our Series M3 Preferred Stock were converted to 6,879,683 shares of our common stock, in connection with Holder Optional Conversions and Optional Redemptions Following Death of a Holder, resulting in a loss from redemption of preferred stock of $1,688.
During the three months ended September 30, 2024 we issued 87,237 shares of our Series A3 Preferred Stock for net proceeds of $1,963, 17,000 shares of our Series M3 Preferred Stock for net proceeds of $412, 2,033,017 shares of Series A4 Preferred Stock for net proceeds of $45,743, 234,027 shares of Series M4 Preferred Stock for net proceeds of $5,680, each excluding offering costs and preferred stock dividend reinvestment.
In connection with our Preferred Stock Dividend Reinvestment Plan, we issued additional Series A1 Preferred Stock, Series A3 Preferred Stock, Series A4 Preferred Stock, Series M1 Preferred Stock, Series M3 Preferred Stock, and Series M4 Preferred Stock of 13,432, 12,954, and 13,771 throughout July, August, and September , respectively.
Investment Holdings
At September 30, 2024, we have $7,476,641, or 213.0%, of our net assets applicable to common shares invested in 117 long-term portfolio investments and CLOs.
Our annualized current yield was 11.8% and 12.1% as of September 30, 2024 and June 30, 2024, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 9.7% and 9.8% as of September 30, 2024 and June 30, 2024, respectively, across all investments. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.

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
As of September 30, 2024, we own controlling interests in the following portfolio companies: CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”); Kickapoo Ranch Pet Resort (“Kickapoo”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); R-V Industries, Inc. (“R-V”); Universal Turbine Parts, LLC (“UTP”); USES Corp. (“United States Environmental Services” or “USES”); and Valley Electric Company, Inc. (“Valley Electric”). In June 2019, CP Energy purchased a controlling interest of the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $43,321 and $41,177 in first lien term loans (the “Spartan Term Loan A”) due to us as of September 30, 2024 and June 30, 2024, respectively. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, we report our investments in Spartan as control investment. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loan A.
As of September 30, 2024, we also own affiliated interests in Nixon, Inc. (“Nixon”) and RGIS Services, LLC, (“RGIS”).
The following shows the composition of our investment portfolio by level of control as of September 30, 2024 and June 30, 2024:

	September 30, 2024				June 30, 2024
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$3,326,598	45.4%	$3,744,510	50.1%	$3,280,415	44.0%	$3,872,575	50.2%
Affiliate Investments	11,735	0.2%	21,658	0.3%	11,594	0.2%	18,069	0.2%
Non-Control/Non-Affiliate Investments	3,991,005	54.5%	3,710,473	49.6%	4,155,165	55.8%	3,827,599	49.6%
Total Investments	$7,329,338	100.1%	$7,476,641	100.0%	$7,447,174	100.0%	$7,718,243	100.0%
The following shows the composition of our investment portfolio by type of investment as of September 30, 2024 and June 30, 2024:

	September 30, 2024				June 30, 2024
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Revolving Line of Credit	$111,467	1.5%	$110,753	1.5%	$87,589	1.2%	$86,544	1.1%
First Lien Debt	4,864,390	66.4%	4,740,340	63.4%	4,686,107	62.9%	4,569,467	59.2%
Second Lien Revolving Line of Credit	—	—%	—	—%	5,147	0.1%	4,987	0.1%
Second Lien Debt	980,562	13.4%	826,848	11.1%	1,219,482	16.4%	1,038,882	13.5%
Unsecured Debt	7,200	0.1%	5,456	0.1%	7,200	0.1%	7,200	0.1%
Subordinated Structured Notes	543,221	7.4%	473,792	6.2%	623,700	8.3%	531,690	6.9%
Preferred Stock	399,072	5.4%	65,187	0.9%	399,072	5.4%	70,569	0.9%
Common Stock	240,334	3.3%	979,408	13.1%	237,005	3.2%	1,134,575	14.7%
Membership Interest	183,092	2.5%	233,230	3.1%	181,872	2.4%	226,273	2.9%
Participating Interest (1)	—	—%	41,627	0.6%	—	—%	48,056	0.6%
Total Investments	$7,329,338	100.0%	$7,476,641	100.0%	$7,447,174	100.0%	$7,718,243	100.0%
(1)Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.

The following shows our investments in interest bearing securities by type of investment as of September 30, 2024 and June 30, 2024:

	September 30, 2024				June 30, 2024
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Debt and First Lien Revolving Line of Credit	$4,975,857	76.5%	$4,851,093	78.8%	$4,773,696	72.0%	$4,656,011	74.7%
Second Lien Debt and Second Lien Revolving Line of Credit	980,562	15.1%	826,848	13.4%	1,224,629	18.5%	1,043,869	16.7%
Unsecured	7,200	0.1%	5,456	0.1%	7,200	0.1%	7,200	0.1%
Subordinated Structured Notes	543,221	8.3%	473,792	7.7%	623,700	9.4%	531,690	8.5%
Total Interest Bearing Investments	$6,506,840	100.0%	$6,157,189	100.0%	$6,629,225	100.0%	$6,238,770	100.0%

The following shows the composition of our investment portfolio by industry as of September 30, 2024 and June 30, 2024:

	September 30, 2024				June 30, 2024
Industry(2)	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$67,620	0.9%	$67,448	0.9%	$110,320	1.5%	$66,923	0.9%
Air Freight & Logistics	193,669	2.6%	175,116	2.3%	187,897	2.5%	174,691	2.3%
Automobile Components	114,764	1.6%	87,997	1.2%	114,671	1.5%	89,590	1.2%
Capital Markets	42,500	0.6%	42,500	0.6%	42,500	0.6%	42,500	0.6%
Commercial Services & Supplies	551,079	7.6%	504,731	6.8%	526,353	7.1%	475,299	6.2%
Communications Equipment	—	—%	—	—%	79,030	1.1%	68,511	0.9%
Construction & Engineering	95,912	1.4%	305,384	4.1%	95,911	1.3%	316,419	4.1%
Consumer Finance	652,817	8.9%	755,072	10.2%	623,033	8.4%	728,320	9.4%
Distributors	368,064	5.0%	301,219	4.0%	314,579	4.2%	251,398	3.3%
Diversified Consumer Services	98,102	1.3%	81,258	1.1%	183,552	2.5%	146,634	1.9%
Diversified Financial Services	—	—%	—	—%	45,039	0.6%	45,039	0.6%
Diversified Telecommunication Services	203,346	2.8%	194,897	2.6%	131,570	1.8%	132,126	1.7%
Electrical Equipment	61,835	0.8%	61,835	0.8%	61,991	0.8%	61,991	0.8%
Energy Equipment & Services	306,396	4.2%	115,129	1.5%	344,989	4.6%	122,857	1.6%
Residential Real Estate Investment Trusts (REITs)	905,709	12.4%	1,418,837	19.0%	897,181	12.1%	1,485,332	19.1%
Financial Services	67,952	0.9%	67,952	0.9%	—	—%	—	—%
Food & Staples Retailing	—	—%	—	—%	26,743	0.4%	22,251	0.3%
Food Products	158,185	2.2%	142,238	1.9%	131,504	1.8%	126,145	1.6%
Health Care Providers & Services	679,077	9.3%	682,075	9.1%	739,721	9.9%	821,921	10.6%
Health Care Technology	133,880	1.8%	132,546	1.8%	133,620	1.8%	132,531	1.7%
Hotels, Restaurants & Leisure	27,553	0.4%	22,014	0.3%	27,582	0.4%	21,550	0.3%
Household Durables	105,976	1.4%	100,581	1.3%	122,206	1.6%	119,926	1.6%
Interactive Media & Services	120,594	1.6%	120,594	1.6%	120,594	1.6%	120,594	1.6%
Internet & Direct Marketing Retail	—	—%	—	—%	21,109	0.3%	18,393	0.2%
IT Services	103,438	1.4%	91,313	1.2%	344,912	4.6%	343,548	4.5%
Leisure Products	90,594	1.2%	90,605	1.2%	79,459	1.1%	79,291	1.0%
Machinery	103,924	1.4%	164,783	2.2%	104,581	1.4%	163,047	2.1%
Marine Transport	47,116	0.6%	12,451	0.2%	—	—%	—	—%
Media	122,559	1.7%	174,123	2.3%	69,830	0.9%	134,372	1.7%
Online Lending	—	—%	—	—%	20,630	0.3%	20,630	0.3%
Personal Care Products	337,895	4.6%	122,017	1.6%	—	—%	—	—%
Personal Products	—	—%	—	—%	320,396	4.3%	104,663	1.3%
Pharmaceuticals	232,431	3.2%	251,199	3.4%	107,060	1.4%	107,588	1.4%
Professional Services	107,959	1.5%	108,263	1.4%	211,257	2.8%	162,979	2.1%
Software	179,954	2.5%	175,157	2.3%	52,405	0.7%	47,813	0.6%
Specialty Retail	31,305	0.4%	7,169	0.1%	—	—%	—	—%
Textiles, Apparel & Luxury Goods	171,982	2.3%	171,982	2.3%	173,114	2.3%	173,114	2.2%
Trading Companies & Distributors	111,430	1.5%	63,864	0.9%	67,635	0.9%	68,067	0.9%
Subtotal	6,595,617	90.0%	6,812,349	91.1%	6,632,974	89.1%	6,996,053	90.6%
Structured Finance(1)	733,721	10.0%	664,292	8.9%	814,200	10.9%	722,190	9.4%
Total Investments	$7,329,338	100.0%	$7,476,641	100.0%	$7,447,174	100.0%	$7,718,243	100.0%
(1) Our SSN investments do not have industry concentrations and as such have been separated in the tables above. As of September 30, 2024 and June 30, 2024, Structured Finance includes $190,500 and $190,500, respectively, of senior secured term loan investments held through our investment in NPRC and its wholly-owned subsidiary related to its rated secured structured notes.
(2) As of September 30, 2024, certain industries classifications have been revised compared to June 30, 2024 to align with updated industry structures.

Portfolio Investment Activity
Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans and second lien loans, though we also continue to invest in select equity investments.
Our gross investment activity for the three months ended September 30, 2024 and September 30, 2023 are presented below:

	Three Months Ended September 30,
	2024	2023
Investments in portfolio companies
Investments in new portfolio companies	$213,056	$28,324
Follow-on investments in existing portfolio companies (1)	32,875	72,232
Revolver advances	6,219	7,415
PIK interest (2)	38,489	23,103
Total investments in portfolio companies	$290,639	$131,074

Investments by portfolio composition
First Lien Debt	$285,051	$130,849
Second Lien Debt	1,994	225
Unsecured Debt	—	—
Equity	3,594	—
Total investments by portfolio composition	$290,639	$131,074

Investments repaid or sold
Partial repayments (3)	$26,066	$47,978
Full repayments	255,646	39,750
Investments sold	—	3,000
Revolver paydowns	616	2,918
Total investments repaid or sold	$282,328	$93,646

Investments repaid or sold by portfolio composition
First Lien Debt	$84,649	$49,803
Second Lien Debt	197,820	45,150
Unsecured Debt	—	—
Subordinated Structured Notes	—	—
Equity	(141)	(1,307)	(5)
Total investments repaid or sold by portfolio composition	$282,328	$93,646

Weighted average interest rates for new investments by portfolio composition (4)
First Lien Debt	11.73%	15.97%
Second Lien Debt	N/A	N/A

    (1) Includes follow-on investments in existing portfolio companies and refinancings, if any.
(2) Approximately $33,144 and $30,278 was accrued as PIK interest income during the three months ended September 30, 2024 and September 30, 2023, respectively.
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $7,476,641.
Our portfolio companies are generally lower middle-market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.

Control Company Investments
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the three months ended September 30, 2024.
InterDent, Inc.
Prospect owns 100% of the equity of InterDent, Inc. InterDent is a dental support organization (“DSO”). InterDent provides business and administrative support services to a regionally-diversified set of dental practices so that dentists can focus on delivering high-quality clinical care and patient satisfaction.

The fair value of our investment in InterDent was $403,727 as of September 30, 2024, a premium of $35,409 to its amortized cost basis compared to a fair value of $463,883 as of June 30, 2024, a premium of $102,337 to its amortized cost. The decrease in premium to amortized cost was driven by a decline in financial performance and increased debt in the capital structure.

National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties, self-storage, and student housing properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly owned subsidiaries, NPRC invests in online consumer loans and RSSNs. As of September 30, 2024 and June 30, 2024, we own 100% of the fully-diluted common equity of NPRC.
During the three months ended September 30, 2024, we provided $21,615 of debt financing to NPRC to fund real estate capital expenditures, provide working capital, and to fund purchases of rated secured structured notes.
During the three months ended September 30, 2024, we received partial repayments of $14,000 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
During the three months ended September 30, 2023, we provided $63,305 of debt financing to NPRC to fund real estate capital expenditures and provide working capital.
During the three months ended September 30, 2023, we received partial repayments of $13,450 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of September 30, 2024, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 106 investments with a fair value of $403,258 and face value of $423,984. The average outstanding note is approximately $4,000 with an expected maturity date ranging from July 2028 to July 2034 and weighted-average expected maturity of 5 years as of September 30, 2024. Coupons range from three-month SOFR (“3M”) plus 5.20% to 9.23% with a weighted-average coupon of 3M + 6.90%. As of September 30, 2024, our senior secured term loan debt and common equity investments in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $243,364. As of September 30, 2024, based on outstanding notional balance, 34.9% of the portfolio was invested in Single - B or below rated tranches and 65.1% of the portfolio in BB or above rated tranches.
As of September 30, 2024, investments held by certain of NPRC’s wholly-owned subsidiaries was comprised of residual interest in two securitizations valued at $2,553, one corporate bond valued at $18,359 and other assets valued at $1,656 for an aggregate fair value of $22,568.

As of September 30, 2024, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $1,116,839 and a fair value of $1,629,967. The fair value of $1,364,035 related to NPRC’s real estate portfolio was comprised of forty-nine multi-family properties, six student housing properties, four senior living properties, and two commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of September 30, 2024:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	$14,850	$13,418
2	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
3	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
4	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	21,569
5	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	22,945
6	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	43,656
7	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	25,935
8	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	21,372
9	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	31,810
10	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	27,625
11	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	17,195
12	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	40,911
13	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	23,590
14	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,263
15	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,470
16	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	30,463
17	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,408
18	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	152,230
19	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	88,169
20	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	15,348
21	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	53,948
22	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,667
23	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	35,679
24	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
25	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	58,393
26	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,374
27	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
28	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
29	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
30	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
31	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	78,923
32	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,793
33	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,545
34	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
35	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	38,843
36	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
37	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
38	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
39	NPRC Grayson LLC	Grayson, GA	12/14/2020	47,860	40,500
40	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
41	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
42	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000
43	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
44	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,975
45	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,955
46	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,203
47	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,601
48	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	106,711
49	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	73,000

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
50	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
51	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	36,151
52	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	29,326
53	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	24,129
54	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
55	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
56	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
57	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
58	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
59	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,566
60	NPRC Apex Holdings LLC	Cincinnati, OH	1/19/2024	34,225	27,712
61	NPRC Parkton Holdings LLC	Cincinnati, OH	1/19/2024	45,775	37,090
				$2,629,676	$2,279,516
The fair value of our investment in NPRC was $1,629,967 as of September 30, 2024, a premium of $513,128 from its amortized cost basis, compared to a fair value of $1,696,462 as of June 30, 2024, representing a premium of $588,151. The decrease in premium to amortized cost is primarily driven by a decrease in market interest rates and increased debt in the capital structure, offset by growth in net operating income in our real estate portfolio.

NMMB Holdings, Inc.
Prospect owns 92.77% of the fully-diluted equity of NMMB Holdings, Inc. (“Refuel”). NMMB, through its subsidiary, Refuel Agency, provides integrated marketing and advertising services to brands across industries.

The fair value of our investment in Refuel was $81,287 as of September 30, 2024, a premium of $51,564 to its amortized cost basis compared to a fair value of $94,265 as of June 30, 2024, a premium of $64,542 to its amortized cost. The decrease in premium to amortized cost resulted from a revised forecast impacted by continued headwinds in the advertising market and a dividend declared by Refuel.

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
The fair value of our investment in Valley Electric was $305,384 as of September 30, 2024, a premium of $209,472 to its amortized cost, compared to a fair value of $316,419 as of June 30, 2024, representing a $220,508 premium to its amortized cost. The decrease in premium to amortized cost resulted from modest changes to timing of ongoing and future projects.

Our controlled investments, including those discussed above, are valued at $417,912 above their amortized cost as of September 30, 2024.

Affiliate and Non-Control Company Investments
We hold two affiliate investments at September 30, 2024 (Nixon, Inc. and RGIS Services, LLC, (“RGIS”)) with a total fair value of $21,658, a premium of $9,923 from their combined amortized cost, compared to a fair value as $18,069 of June 30, 2024, representing a $6,475 premium to its amortized cost. The increase in premium to amortized cost was driven by an improvement in RGIS’s financial performance.
With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. Note that three of our non-control/non-affiliate investments, Credit.com Holdings, LLC, Town & Country Holdings, Inc. (“Town & Country”), and our CLO investment portfolio, have larger equity positions and are therefore more susceptible to changes in value than the rest of our non-control/non-affiliate investments. As of September 30, 2024, our non-control/non-affiliate portfolio is valued at a discount to amortized cost primarily due to our CLO investment portfolio, which is valued at a $69,429 discount to amortized cost.

Additionally, as of September 30, 2024, eight of our non-control/ non-affiliate investments, United Sporting Companies, Inc. (“USC”), K&N HoldCo, LLC (“K&N”), Rising Tide Holdings, Inc. (“West Marine”), WellPath Holdings, Inc. (“WellPath”), Reception Purchaser, LLC (“STG”), Credit.com Holdings, LLC, Medical Solutions Holdings, Inc., and Redstone Holdco 2 LP (“RSA”), are valued at discounts to amortized cost of $79,635, $25,106, $24,136, $22,840, $18,691, $18,001, $14,124, and $11,770 respectively.
Our largest non-control/non-affiliate investment is Town & Country, which is valued at $13,022 above its amortized cost and represents approximately 6.9% of our net asset value as of September 30, 2024. Town & Country is a supplier of home textiles and accessories to retailers throughout North America.
Excluding those non-control/non-affiliate investments discussed above, our remaining non-control/non-affiliate portfolio is valued at a discount of $9,822 to amortized cost as of September 30, 2024.
Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of September 30, 2024 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in March 2019; Public Notes which we issued in January 2021, May 2021 and September 2021; and Prospect Capital InterNotes® which we issue from time to time. As of September 30, 2024, our equity capital is comprised of common and preferred equity.
The following table shows our outstanding debt as of September 30, 2024:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$547,231	$22,368	$547,231	$547,231	1M SOFR +	2.05%

2025 Notes		156,168	409	155,759	156,149	6.63%
Convertible Notes		156,168		155,759	156,149

2026 Notes		387,715	2,700	385,015	375,781	3.98%
3.364%	2026 Notes	300,000	3,045	296,955	279,567	3.60%
3.437%	2028 Notes	300,000	5,466	294,534	261,864	3.64%
Public Notes		987,715		976,504	917,212

Prospect Capital InterNotes®		603,262	9,040	594,222	599,170	6.53%
Total		$2,294,376		$2,273,716	$2,219,762
The following table shows our outstanding debt as of June 30, 2024:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$794,796	$22,975	$794,796	$794,796	1M SOFR +	2.05%

2025 Notes		156,168	649	155,519	155,632	6.63%
Convertible Notes		156,168		155,519	155,632

2026 Notes		400,000	3,263	396,737	381,344	3.98%
3.364%	2026 Notes	300,000	3,388	296,612	275,601	3.60%
3.437%	2028 Notes	300,000	5,782	294,218	256,050	3.64%
Public Notes		1,000,000		987,567	912,995

Prospect Capital InterNotes®		504,028	7,999	496,029	479,748	6.33%
Total		$2,454,992		$2,433,911	$2,343,171
The following table shows the contractual maturities by fiscal year of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of September 30, 2024:

	Payments Due by Fiscal Year ending June 30,
	Total	Remainder of 2025	2026	2027	2028	2029	After 5 Years
Revolving Credit Facility	$547,231	$—	$—	$—	$—	$547,231	$—
Convertible Notes	156,168	156,168	—	—	—	—	—
Public Notes	987,715	—	387,715	300,000	—	300,000	—
Prospect Capital InterNotes®	603,262	1,499	54,674	154,201	27,891	99,948	265,049
Total Contractual Obligations	$2,294,376	$157,667	$442,389	$454,201	$27,891	$947,179	$265,049
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
Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, PCF, a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective June 28, 2024, we completed an extension and upsizing of the revolving credit facility (the “Revolving Credit Facility”). The lenders have extended commitments of $2,121,500 as of September 30, 2024. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $2,250,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extended the maturity date to June 28, 2029 and the revolving period through June 28, 2028, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.
As of September 30, 2024 and June 30, 2024, we had $973,630 and $830,124, respectively, available to us for borrowing under the Revolving Credit Facility, net of $547,231 and $794,796 outstanding borrowings as of the respective balance sheet dates. Refer to Note 4. Revolving Credit Facility within our consolidated financial statements for additional details.
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
As of September 30, 2024 and June 30, 2024, the outstanding principal amount of the 2025 Notes were $156,168 and $156,168, respectively. Refer to Note 5. Convertible Notes within our consolidated financial statements for additional details.

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
During the three months ended September 30, 2024, we commenced various tender offers to purchase for cash any and all outstanding aggregate principal amount of the 2026 Notes at prices ranging from 96.96% to 97.12%, plus accrued and unpaid interest. As a result, $12,285 aggregate principal amount of the 2026 Notes were validly tendered and accepted, and we recognized a realized gain of $307 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the 2026 Notes, net of the proportionate amount of unamortized debt issuance costs.
As of September 30, 2024 and June 30, 2024, the outstanding aggregate principal amount of the 2026 Notes was $387,715 and $400,000, respectively.

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
As of September 30, 2024 and June 30, 2024, the outstanding aggregate principal amount of the 3.364% 2026 Notes was $300,000 and $300,000, respectively.
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
As of September 30, 2024 and June 30, 2024, the outstanding aggregate principal amount of the 3.437% 2028 Notes was $300,000 and $300,000, respectively.
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
We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of September 30, 2024 and June 30, 2024, the aggregate principal amount of Prospect Capital InterNotes® outstanding were $603,262 and $504,028, respectively. Refer to Note 7. Prospect Capital InterNotes® within our consolidated financial statements for additional details.
Net Asset Value Applicable to Common Stockholders
During the three months ended September 30, 2024, our net asset value applicable to common shares decreased by $200,920, or $0.64 per common share. During the three months ended September 30, 2024, the change in NAV was primarily due to net realized and unrealized losses of $227,789, or $0.53 per basic weighted average share, and $0.08 of dilution per common share related to issuances of common stock through our dividend reinvestment plan and through conversion of Preferred Stock, as applicable. Additionally, distributions to common and preferred stockholders of $104,515, or $0.24 per basic weighted average common share, exceeded net investment income of $89,877, or $0.21 per basic weighted average common share, resulting in a net decrease of $0.03 per basic weighted average common share. The following table shows the calculation of net asset value per common share as of September 30, 2024 and June 30, 2024:

	September 30, 2024	June 30, 2024
Net assets available to common stockholders	$3,510,813	$3,711,733
Shares of common stock issued and outstanding	433,560,728	424,846,963
Net asset value per common share	$8.10	$8.74

Results of Operations
Operating results for the three months ended September 30, 2024 and September 30, 2023 were as follows:

	Three Months Ended September 30,
	2024	2023
Investment income	$196,308	$236,245
Operating expenses	106,431	110,633
Net investment income	89,877	125,612
Net realized gains (losses) from investments	(100,370)	(207,489)
Net change in unrealized gains (losses) from investments	(123,767)	198,629
Net realized gains (losses) on extinguishment of debt	248	(91)
Net increase (decrease) in net assets resulting from operations	(134,012)	116,661
Preferred stock dividend	(27,157)	(23,151)
Net gain (loss) on redemptions of preferred stock	2,304	501
Gain (loss) on Accretion to Redemption Value of Preferred Stock	(6,204)	—
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stockholders	$(165,069)	$94,011

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

The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended September 30,
	2024	2023
Interest income	$184,615	$202,447
Dividend income	2,410	3,059
Other income	9,283	30,739
Total investment income	$196,308	$236,245

Average debt principal of performing interest bearing investments(1)	$7,194,703	$7,176,988
Weighted average interest rate earned on performing interest bearing investments(1)	10.04%	11.04%
Average debt principal of all interest bearing investments(2)	$7,644,285	$7,754,286
Weighted average interest rate earned on all interest bearing investments(2)	9.45%	10.22%
(1) Excludes equity investments and non-accrual loans.
(2) Excludes equity investments.

The average interest earned on interest bearing performing assets decreased to 10.04% for the three months ended September 30, 2024 from 11.04% for the three months ended September 30, 2023. The weighted average interest rate earned on our performing interest bearing investments decreased by 1.00% due to a decrease in income from our structured credit investments to $4,179 from $16,687, for the three months ended September 30, 2024 and 2023, in addition to a decrease in interest income due to repayments and originations at lower rates than our average existing portfolio yield of $177,989 from $184,255, for the three months ended September 30, 2024 and 2023. The average interest earned on all interest bearing assets decreased to 9.45% for the three months ended September 30, 2024 from 10.22% for the three months ended September 30, 2023. The weighted average interest rate earned on all interest bearing investments decreased by 0.77% primarily due to a decrease in income from our structured credit investments of $4,179 from $16,687 for the three months ended September 30, 2024 and 2023.
Investment income is also generated from dividends and other income which is less predictable than interest income. The following table describes dividend income earned for the three months ended September 30, 2024 and September 30, 2023, respectively:

	Three Months Ended September 30,
	2024	2023
Dividend income
RGIS Services, LLC	$141	$1,307
NMMB, Inc.	—	147
Other	2,269	1,605
Total dividend income	$2,410	$3,059

Other income is comprised of structuring fees, advisory fees, amendment fees, royalty interests, receipts for residual net profit and revenue interests, administrative agent fees and other miscellaneous and sundry cash receipts. The following table describes other income earned for the three months ended September 30, 2024 and September 30, 2023, respectively:

	For the Three Months Ended September 30,
	2024	2023
Structuring and amendment fees
Druid City Infusion, LLC	$1,379	$—
National Property REIT Corp.	—	15,476
Julie Lindsey, Inc.	—	550
Other, net	865	365
Total structuring and amendment fees	$2,244	$16,391
Royalty, net profit and revenue interests
National Property REIT Corp.	$6,665	$13,996
Other, net	174	171
Total royalty and net revenue interests	$6,839	$14,167
Administrative agent fees
Other, net	$200	$181
Total administrative agent fees	$200	$181
Total other income	$9,283	$30,739

Other income for the three months ended September 30, 2024 decreased by $21,456 compared to the three months ended September 30, 2023 primarily due to a $14,147 decrease structuring and amendment fees and a $7,328 decrease in royalty and net revenue interests.
Income recognized from dividend income, prepayment premium from early repayments, structuring fees and amendment fees related to specific loan positions is considered to be non-recurring income. For the three months ended September 30, 2024 and three months ended September 30, 2023, we recognized $4,654 and $19,604 of non-recurring income, respectively. The $14,950 decrease in nonrecurring income during the three months ended September 30, 2024 is primarily due to the $14,147 decrease in structuring and amendment fees, a decrease of $649 in dividend income and a decrease of $154 in prepayment premium income.
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

The following table describes the various components of our operating expenses:

	Three Months Ended September 30,
	2024	2023
Base management fee	$38,606	$39,289
Income incentive fee	15,680	25,617
Interest and credit facility expenses	39,760	40,593
Allocation of overhead from Prospect Administration	5,708	2,113
Audit, compliance and tax related fees	1,720	1,017
Directors’ fees	150	135
Other general and administrative expenses	4,807	1,869
Total operating expenses	$106,431	$110,633

Total gross and net base management fee was $38,606 and $39,289 for the three months ended September 30, 2024 and 2023, respectively. The decrease in total gross base management fee is directly related to an decrease in average total assets.
For the three months ended September 30, 2024 and 2023, we incurred $15,680 and $25,617 of income incentive fees, respectively. This decrease was driven by a corresponding decrease in pre-incentive fee net investment income (net of preferred stock dividends) to $78,400 from $128,078 for the three months ended September 30, 2024, and 2023, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended September 30, 2024 and 2023, we incurred $39,760 and $40,593, respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years:

	Three Months Ended September 30,
	2024	2023
Interest on borrowings	$34,494	$36,815
Amortization of deferred financing costs	2,248	1,843
Accretion of discount on unsecured debt	735	716
Facility commitment fees	2,283	1,219
Total interest and credit facility expenses	$39,760	$40,593

Average principal debt outstanding	$2,558,175	$2,697,175
Annualized weighted average stated interest rate on borrowings(1)	5.39%	5.46%
Annualized weighted average interest rate on borrowings(2)	6.22%	6.02%
(1)Includes only the stated interest expense.
(2)Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Convertible and Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.

Interest expense was $34,494 and $36,815 for the three months ended September 30, 2024 and 2023, respectively. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) was 5.39% and 5.46% for the three months ended September 30, 2024 and 2023, respectively. The decrease is primarily due to a decrease in the average Revolving Credit Facility outstanding, offset by an increase in stated interest rates for Prospect Capital InterNotes®. The weighted average interest rate on all borrowings was 6.22% and 6.02% for the three months ended September 30, 2024 and 2023, respectively. The increase is primarily due to an increase in the weighted average rate of the outstanding Prospect Capital InterNotes®, partially offset by the maturity of the 2024 Notes and decreased average Revolving Credit Facility outstanding, resulting in 0.20% increase to the weighted average interest rate on borrowings.
The allocation of net overhead expense from Prospect Administration was $5,708 and $2,113 for the three months ended September 30, 2024 and 2023, respectively. Prospect Administration received estimated payments of $186 and $3,468 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal and tax services during the three months ended September 30, 2024 and 2023, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount. The increase in the allocated net overhead expense for the three months ended September 30, 2024 compared to the prior year period is primarily due to a decrease in reimbursements from portfolio companies.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $6,677 and $3,021 for the three months ended September 30, 2024 and September 30, 2023, respectively. The increase was primarily attributable to an increase in audit, compliance and tax related fees, legal fees, as well as other general and administrative expenses.

Net Realized Gains (Losses)
The following table details net realized gains (losses) from investments for the three months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30,
Portfolio Company	2024	2023
NMMB Inc.	6,366	(147)
Halcyon Loan Advisors Funding 2012-1 Ltd.	—	(3,704)
Other, net	310	(45)
Symphony CLO XIV, Ltd.	—	(22,147)
Research Now Group, LLC and Dynata, LLC (1)	(48,118)	—
Structured Subordinated Notes, net	(58,928)	—
PGX Holdings, Inc. (2)	—	(181,446)
Net realized gains (losses) from investments	$(100,370)	$(207,489)
(1)Our Research Now Group, LLC and Dynata, LLC Second Lien Term Loan was restructured to 100,000 shares of Common Stock of New Insight Holdings, Inc. and 285,714 Warrants (to purchase shares of Common Stock of New Insight Holdings, Inc.) during the three months ended September 30, 2024. A portion of the cost basis exchanged was written-off for tax purposes and we recorded a realized loss of $48,118 to our investment in Research Now Group, LLC and Dynata, LLC.
(2)The net realized loss during the three months ended September 30, 2023 was primarily due to the restructuring of PGX Holdings, Inc. (“PGX”). On September 28, 2023, PGX underwent a corporate restructuring with the new borrower being Credit.com Holdings, LLC. As part of this transaction, our existing First Lien Term Loan was restructured into new debt, resulting in a realized loss of $1,460. Our Second Lien Term Loan was written-off and we recorded a realized loss of $179,986.
Net Realized Gain/Loss from Extinguishment of Debt
During the three months ended September 30, 2024 and September 30, 2023, we recorded a net realized gain from extinguishment of debt of $248 and net realized loss from extinguishment of debt of $91, respectively. Refer to Capitalization for additional discussion.
Net Realized Gain/Loss from Redemptions of Preferred Stock

During the three months ended September 30, 2024 we recorded a net realized gain of $2,304 from the accretion to redemption value of redeemable securities. No such gains or losses were recorded during the three months ended September 30, 2023.
During the three months ended September 30, 2024 and we recorded a net realized loss of $6,204 from the conversions of preferred stock to common. During the three months ended September 30, 2023 we recorded a net realized gain from the repurchase of preferred stock of $501. Refer to Financial Condition, Liquidity, and Capital Resources for additional discussion.
Change in Unrealized Gains (Losses)
The following table details net change in unrealized gains (losses) for our portfolio for the three months ended September 30, 2024 and September 30, 2023, respectively:

	Three Months Ended September 30,
	2024	2023
Control investments	$(174,248)	$(17,794)
Affiliate investments	3,448	837
Non-control/non-affiliate investments	47,033	215,586
Net change in unrealized gains (losses)	$(123,767)	$198,629

The following table reflects net change in unrealized gains (losses) on investments for the three months ended September 30, 2024:

Net Change in Unrealized Gains (Losses)
Research Now Group, LLC and Dynata, LLC (1)	47,748
Subordinated Structured Notes	22,581
Druid City Infusion, LLC	18,571
First Tower Finance Company LLC	8,319
Credit Central Loan Company, LLC	(6,394)
CCS-CMGC Holdings, Inc.	(8,727)
Redstone Holdco 2 LP	(9,670)
Reception Purchaser, LLC	(10,708)
Valley Electric Company, Inc.	(11,035)
NMMB, Inc.	(12,978)
Other, net	(19,523)
InterDent, Inc.	(66,928)
National Property REIT Corp.	(75,023)
Net change in unrealized gains (losses)	(123,767)
(1)Our Research Now Group, LLC and Dynata, LLC Second Lien Term Loan was restructured to 100,000 shares of Common Stock of New Insight Holdings, Inc. and 285,714 Warrants (to purchase shares of Common Stock of New Insight Holdings, Inc.). A portion of the cost basis exchanged was written-off for tax purposes and we recorded a realized loss of $48,118 while reversing our previous previously recorded unrealized losses related to our investment in Research Now Group, LLC and Dynata, LLC.

The following table reflects net change in unrealized gains (losses) on investments for the three months ended September 30, 2023:

Net Change in Unrealized Gains (Losses)
PGX Holdings, Inc. (1)	$179,986
Valley Electric Company, Inc.	23,708
R-V Industries, Inc.	19,526
Other, net	13,063
First Tower Finance Company LLC	11,622
Credit.com Holdings, LLC	11,612
NMMB, Inc.	10,567
Town & Country Holdings, Inc.	8,524
MITY, Inc.	7,838
Research Now Group, LLC and Dynata, LLC	(7,487)
National Property REIT Corp.	(80,330)
Net change in unrealized gains (losses)	$198,629
(1)Our PGX Second Lien Term Loan was written-off for tax purposes and we recorded a realized loss of $179,986, while reversing our previously recorded unrealized losses related to our investment in PGX, in the same amount.
Financial Condition, Liquidity and Capital Resources
For the three months ended September 30, 2024 and September 30, 2023, our operating activities provided $173,726 and provided $95,084 of cash, respectively. The $78,642 increase is primarily driven by a $195,747 increase in repayments, and a $3,128 increase in net reductions to Subordinated Structured Notes and related costs, offset by a $155,842 increase in originations, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. There were no investing activities for the three months ended September 30, 2024 and September 30, 2023. Financing activities used $202,576 and used $121,823 of cash during the three months ended September 30, 2024 and September 30, 2023, respectively, which included dividend payments and distributions to common and preferred stockholders of $93,197 and $92,802, respectively. The $80,753 decrease is primarily driven by a $18,852 decrease in issuance of preferred stock and a $61,308 decrease in net debt issuances, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, to repay outstanding borrowings and to make cash distributions to our stockholders.

Our primary sources of funds have historically been issuances of debt and common equity, and beginning with our year ended June 30, 2021, issuances of preferred equity. We have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the three months ended September 30, 2024, we borrowed $355,000 and we made repayments totaling $602,565 under the Revolving Credit Facility. As of September 30, 2024, our outstanding balance on the Revolving Credit Facility was $547,231. As of September 30, 2024, we had, net of unamortized discount and debt issuance costs, $155,759 outstanding on the Convertible Notes, $976,504 outstanding on the Public Notes and $594,222 outstanding on the Prospect Capital InterNotes® (See “Capitalization” above).
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.75%. As of September 30, 2024 and June 30, 2024, we had $47,914 and $34,771, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of September 30, 2024 and June 30, 2024, as they were all floating rate instruments that repriced frequently.
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

Preferred Stock
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”), as amended on June 9, 2022, October 7, 2022, February 10, 2023, and December 29, 2023, pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and dealer manager for the Company’s offering of up to 80,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such convertible preferred stock may be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”), the 6.50% Series A3 Preferred Stock (“Series A3 Preferred Stock”), and the 6.50% Series M3 Preferred Stock (“Series M3 Preferred Stock”); however as disclosed in the Supplement No. 1 dated September 6, 2024 to the Prospectus Supplement dated December 29, 2023, the Company is no longer offering the Series A1 Preferred Stock, the Series M1 Preferred Stock, the Series M2 Preferred Stock, the Series A3 Preferred Stock and the Series M3 Preferred Stock and, as a result, any additional preferred stock offered under this offering will be only in any combination of our Floating Rate Series A4 Preferred Stock (“Series A4 Preferred Stock”) and the Floating Rate Series M4 Preferred Stock (“Series M4 Preferred Stock”, and together with the Series A4 Preferred Stock, the “Floating Rate Preferred Stock”), which are not convertible. In connection with such offering, on August 3, 2020, June 9, 2022, October 11, 2022, February 10, 2023 and December 28, 2023 (two filings) we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland (“SDAT”), reclassifying and designating 120,000,000, 60,000,000, 120,000,000, 60,000,000, 160,000,000, and 40,000,000 shares, respectively, of the Company’s authorized and unissued shares of common stock into shares of preferred stock as “Convertible Preferred Stock.”
On October 30, 2020, and as amended on February 18, 2022, October 7, 2022, and February 10, 2023, we entered into a Dealer Manager Agreement with InspereX LLC, pursuant to which InspereX LLC has agreed to serve as the Company’s agent and dealer manager for the Company’s offering of up to 10,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock will initially be issued in multiple series, including the 5.50% Series AA1 Preferred Stock (the “Series AA1 Preferred Stock”), the 5.50% Series MM1 Preferred Stock (the “Series MM1 Preferred Stock”), the 6.50% Series AA2 Preferred Stock (the “Series AA2 Preferred Stock”), and the 6.50% Series MM2 Preferred Stock (the “Series MM2 Preferred Stock” and together with the Series M1 Preferred Stock, the Series M2 Preferred Stock, the Series M3 Preferred Stock, and the Series MM1 Preferred Stock, the “Series M Preferred Stock” and the Series MM2 Preferred Stock, together with the Series AA2 Preferred Stock, the Series A3 Preferred Stock and the Series M3 Preferred Stock, the “6.50% Preferred Stock”); however as disclosed in the Supplement No. 2 dated September 6, 2024 to the Prospectus Supplement dated February 10, 2023, the Company is no longer offering the Series AA1 Preferred Stock, the Series MM1 Preferred Stock, the Series AA2 Preferred Stock and the Series MM2 Preferred Stock. On October 30, 2020, February 17, 2022, and October 11, 2022, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 80,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as Convertible Preferred Stock. On May 19, 2021, we entered into an Underwriting Agreement with UBS Securities LLC, relating to the offer and sale of 187,000 shares, par value $0.001 per share, of 5.50% Series A2 Preferred Stock, with a liquidation preference of $25.00 per share (the “Series A2 Preferred Stock”, and together with the Series A1 Preferred Stock, Series M1 Preferred Stock, Series M2 Preferred Stock, Series AA1 Preferred Stock, and Series MM1 Preferred Stock, the “5.50% Preferred Stock”). The issuance of the Series A2 Preferred Stock settled on May 26, 2021. In connection with such offering, on May 19, 2021, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 1,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as Convertible Preferred Stock.
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
Each series of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock and Series A Preferred Stock ranks (with respect to the payment of dividends and rights upon liquidation, dissolution or winding up) (a) senior to our common stock, (b) on parity with each other series of our preferred stock, and (c) junior to our existing and future secured and unsecured indebtedness. See Note 8, Fair Value and Maturity of Debt Outstanding for further discussion on our senior securities.
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
During the three months ended September 30, 2023, we repurchased 62,309 shares of Series A Preferred Stock for a total cost of approximately $1,001, including fees and commissions paid to the broker, representing an average repurchase price of $15.88 per share. The difference in the consideration transferred and the net carrying value of the Series A Preferred Stock repurchased, which was $1,469, resulted in a gain applicable to common stock holders of approximately $501 during the three months ended September 30, 2023. The repurchased shares reverted to authorized but unissued shares of Series A Preferred Stock and thus the Company holds no treasury stock.

During the three months ended September 30, 2024, we exchanged an aggregate of 87,433 Series M1 Preferred Stock for an aggregate of 5,842 and 81,589 newly-issued Series M3 Preferred Stock and Series M4 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act. During the three months ended September 30, 2024, we exchanged an aggregate of 131,917 Series M3 Preferred Stock for an aggregate of 131,914 newly-issued Series M4 Preferred Stock pursuant to the Securities Act.
The Series M3 Preferred Stock and Series M4 Preferred Stock issued in the exchanges were issued in each case to an existing security holder of the Company exclusively in exchange for such holder’s securities. No commission or other remuneration was paid or given for soliciting the exchange. Stockholders who exchange Series M1 Preferred Stock for Series M3 Preferred Stock or Series M4 Preferred Stock or Series M3 Preferred Stock for Series M4 Preferred Stock will receive unpaid dividends on their Series M1 Preferred Stock or Series M3 Preferred Stock accrued to, but not including, the Exchange Exercise Date, plus any fractional amount of a Series M1 Preferred Stock or Series M3 Preferred Stock exchanged multiplied by $25.00 in cash. Upon settlement, the carrying amount (including any premiums or discounts and a proportional amount of any issuance costs) of the Series M1 Preferred Stock or Series M3 Preferred Stock are reclassified to Series M3 Preferred Stock or Series M4 Preferred stock, respectively, with no gain or loss recognized.
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
For so long as the Series A Preferred Stock and the Floating Rate Preferred Stock are outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, if dividends on the Preferred Stock have accumulated and been unpaid for a period of two years, a possibility of redemption outside of the Company’s control exists and, in accordance with ASC 480, we have presented our 5.50% Preferred Stock, 6.50% Preferred Stock, and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of September 30, 2024 and June 30, 2024.
The Floating Rate Preferred Stock is redeemable at the election of the Holder at any time; therefore, is probable of redemption outside of the Company’s control. As a result, the Floating Rate Preferred Stock is classified within temporary equity on our Consolidated Statement of Assets and Liabilities as of September 30, 2024 and is accreted to redemption value upon issuance. Accretion to redemption value is treated as an adjustment to net increase (decrease) in net assets resulting from operations applicable to common stockholders on our Consolidated Statement of Operations.
We determined the estimated value as of September 30, 2024 of our 5.50% Preferred Stock, 6.50% Preferred Stock and Floating Rate Preferred Stock with a $25.00 stated value per share. We engaged a third-party valuation service to assist in our determination based on the calculation resulting from the total equity on our Consolidated Statements of Assets and Liabilities in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (the “Form 10-Q”), which was prepared in accordance with U.S. generally accepted accounting principles in the United States of America, adjusted for the fair value of our investments (i.e. from our Consolidated Schedule of Investments) and total liabilities, divided by the number of shares of our Preferred Stock outstanding. Based on this methodology and because the result from the calculation above is greater than the $25.00 per share stated value of our 5.50% Preferred Stock, 6.50% Preferred Stock and Floating Rate Preferred Stock, the estimated value of our 5.50% Preferred Stock, 6.50% Preferred Stock and Floating Rate Preferred Stock as of September 30, 2024 is $25.00 per share.
Common Stock
Our common stockholders’ equity accounts as of September 30, 2024 and June 30, 2024 reflect cumulative shares issued, net of shares previously repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemptions Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
We did not repurchase any shares of our common stock under the Repurchase Program for the three months ended September 30, 2024 and September 30, 2023. As of September 30, 2024, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
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

Recent Developments
On October 17, 2024, we entered into an amendment (the “Amendment”) to the Amended and Restated Dealer Manager Agreement, dated as of February 25, 2021, by and between the Company and PCS, pursuant to which the Dealer Manager agreed to serve as the Company’s agent, principal distributor and exclusive and dealer manager for the Company’s increased offering of up to 90,000,000 shares, par value $0.001 per share, of preferred stock, with a $2,250,000 aggregate liquidation preference (the “Preferred Stock”). On October 17, 2024, in connection with the Offering, we filed Articles Supplementary (the “Articles Supplementary”) with the State Department of Assessments and Taxation of Maryland (“SDAT”), reclassifying and designating 20,000,000 shares of the Company’s authorized and unissued shares of Common Stock into shares of Preferred Stock.
On November 8, 2024, we announced the declaration of monthly dividends for our Floating Rate Preferred Stock for holders of record on the following dates based on an annualized rate equal to 6.65200% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January, February, or March as a result), authorized on November 5, 2024:

Monthly Cash Floating Rate Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
December 2024	12/18/2024	1/2/2025	$0.138583
January 2025	1/22/2025	2/3/2025	$0.138583
February 2025	2/19/2025	3/3/2025	$0.138583
On November 8, 2024, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in n January, February, or March as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
December 2024	12/18/2024	1/2/2025	$0.114583
January 2025	1/22/2025	2/3/2025	$0.114583
February 2025	2/19/2025	3/3/2025	$0.114583
On November 8, 2024, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 6.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January, February, or March as a result), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
December 2024	12/18/2024	1/2/2025	$0.135417
January 2025	1/22/2025	2/3/2025	$0.135417
February 2025	2/19/2025	3/3/2025	$0.135417

On November 8, 2024, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in February as a result), as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
November 2024 - January 2025	1/22/2025	2/3/2025	$0.334375
On November 8, 2024, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
November 2024	11/26/2024	12/19/2024	$0.0450
December 2024	12/27/2024	1/22/2025	$0.0450
January 2025	1/29/2025	2/19/2025	$0.0450

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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. All of our investments carried at fair value are classified as Level 2 or Level 3 as of September 30, 2024 and June 30, 2024, with a significant portion of our investments classified as Level 3.
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
At September 30, 2024, $4,638,522, $2,775,389, and $22,669 of our total investments were valued using the discounted cash flow, enterprise value waterfall, and asset recovery analysis, respectively, compared to $4,798,675, $2,846,887, and $22,940, respectively, at June 30, 2024.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and equity price risk. Uncertainty with respect to the economic effects of heightened interest rates in response to inflation, conflict between Russia and Ukraine, and the Israel-Hamas war and the ongoing geopolitical uncertainty has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. Concerning these risks and their potential impact on our business and our operating results, see Part I, Item 1A. Risk Factors, “Risks Relating to our Business” in our Annual Report on Form 10-K.

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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the Secured Overnight Financing Rate (“SOFR”), EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a SOFR floor. Our loans typically have durations of one, three or six months after which they reset to current market interest rates. As of September 30, 2024, 80.96% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility and Floating Rate Preferred Stock that pay interest and monthly dividends, respectively, based on floating SOFR rates. Interest on borrowings under the revolving credit facility is one-month SOFR plus 205 basis points with no minimum SOFR floor and there is $547,231 of outstanding borrowings as of September 30, 2024. Dividends for the Floating Rate Preferred Stock are equal to one-month Term SOFR (which will reset upon each dividend declaration by our Board of Directors) plus 2.00%, subject to a minimum and maximum annualized dividend rate of 6.50% and 8.00%, respectively. There are 7,648,950 shares of the Floating Rate Preferred Stock outstanding as of September 30, 2024. See Note 9. Equity Offerings, Offering Expenses, and Distributions for further discussion on our Floating Rate Preferred Stock. The Convertible Notes, Public Notes, Prospect Capital InterNotes® and remaining Preferred Stock bear interest at fixed rates.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in Subordinated Structured Notes) to our loan portfolio and outstanding debt as of September 30, 2024, assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Investment Income	Increase (Decrease) in Incentive Fee (2)	Increase (Decrease) in Net Investment Income (1)
Up 300 basis points	$139,192	$16,417	$122,775	$2,692	$96,066
Up 200 basis points	$92,795	$10,945	$81,850	$2,692	$63,326
Up 100 basis points	$46,397	$5,472	$40,925	$1,912	$31,210
Down 100 basis points	$(41,003)	$(5,472)	$(35,530)	$(176)	$(28,283)
Down 200 basis points	$(75,111)	$(10,945)	$(64,166)	$(176)	$(51,192)
Down 300 basis points	$(104,484)	$(16,417)	$(88,067)	$(176)	$(70,313)
(1)Includes the impact of income incentive fees. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.
(2)Includes the impact of the Floating Rate Preferred Stock dividend.

As of September 30, 2024 the one, three, and six month SOFR were 4.85%, 4.59%, and 4.25% respectively.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the period ended September 30, 2024, we did not engage in hedging activities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2024, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are not aware of any material legal proceedings as of September 30, 2024.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2024, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. (All figures in this item are in thousands except share, per share and other data.)
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
The below calculation assumes (i) $8.0 billion in total assets, (ii) an average cost of funds of 5.55% (including preferred dividend payments), (iii) $2.3 billion in debt outstanding, (iv) $0.7 billion in liquidation preference of 5.50% Preferred Stock outstanding, (v) $0.13 billion in 5.35% Preferred Stock outstanding, (vi) $0.7 billion in liquidation preference of 6.50% Preferred Stock outstanding, (vii) $0.7 billion in liquidation preference of the Floating Rate Preferred Stock outstanding (viii), $3.5 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(1)	(30.0)%	(18.6)%	(7.1)%	4.3%	15.7%
The below calculation assumes (i) $8.0 billion in total assets, (ii) an average cost of funds of 5.36% (including preferred dividend payments), (ii) $2.3 billion in debt outstanding, (iv) $0.13 billion in 5.35% Preferred Stock outstanding (v) $0.7 billion in liquidation preference of the Floating Rate Preferred Stock outstanding, and (vi) $4.9 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(2)	(19.2)%	(11.2)%	(3.2)%	4.8%	12.8%

(1) Assumes no conversion of 5.50% Preferred Stock and 6.50% Preferred Stock to common stock.
(2) Assumes the conversion of $0.7 billion in 5.50% Preferred Stock and $0.7 billion in 6.50% Preferred Stock at a conversion rate based on the 5-day VWAP of our common stock on September 30, 2024, which was $5.36, and a Holder Optional Conversion Fee (as defined in the prospectus supplement relating to the applicable offering) of 9.00% on Series A1 Preferred Stock, Series A3 Preferred Stock, and Series AA2 Preferred Stock of the maximum public offering price disclosed within the applicable prospectus supplements. The actual 5-day VWAP of our common stock on a Holder Conversion Exercise Date may be more or less than $5.36, which may result in more or less shares of common stock issued.
The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.
Pursuant to SEC regulations, this table is calculated as of September 30, 2024. As a result, it has not been updated to take into account any changes in assets or leverage since September 30, 2024.
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
We did not repurchase any shares of our common stock under the Repurchase Program for the quarter ended September 30, 2024.
As of September 30, 2024, the approximate dollar value of shares that may yet be purchased under the plan is $65.9 million.
On June 16, 2022, our Board of Directors authorized the repurchase of up to 1.5 million shares our Series A Preferred Stock and further on October 11, 2023, authorized any and all outstanding Series A Preferred Stock to be repurchased. The manner, price, volume and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. There were no repurchases during the quarter ended September 30, 2024.
During the quarter ended September 30, 2024, we exchanged an aggregate of 87,433 Series M1 Preferred Stock for an aggregate of 5,842 and 81,589 newly-issued Series M3 Preferred Stock and Series M4 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act. During the quarter ended September 30, 2024, we exchanged an aggregate of 131,917 Series M3 Preferred Stock for an aggregate of 131,914 newly-issued Series M4 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act. Section 3(a)(9) provides that the registration requirements of the Securities Act will not apply to “any security exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.” We have no contract, arrangement or understanding relating to, and will not, directly or indirectly, pay any commission or other remuneration to any broker, dealer, salesperson, agent or any other person for soliciting exchanges in the exchange offer.
The shares of Series M3 Preferred Stock and Series M4 Preferred Stock issued in the exchange were issued in each case to an existing security holder of the Company, along with cash in respect of accrued but unpaid dividends on the exchanged securities, plus any fractional amount of a Series M1 Preferred Stock or Series M3 Preferred Stock exchanged multiplied by $25.00 in cash, exclusively in exchange for such holder’s securities and no commission or other remuneration was paid or given for soliciting the exchange. The Series M1 Preferred Stock and Series M3 Preferred Stock are convertible at the option of the holder. See Note 9 for further discussion of the features of the Series M1 Preferred Stock, Series M3 Preferred Stock and Series M4 Preferred Stock. Other exceptions may apply.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended September 30, 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Our common stock is traded on the NASDAQ Global Select Market under the symbol “PSEC.”
The following table sets forth, for the quarterly reporting periods indicated, the net asset value per common share of our common stock and the high and low sales prices for our common stock, as reported on the NASDAQ Global Select Market. Our common stock historically has traded at prices both above and below its net asset value. There can be no assurance, however, that such premium or discount, as applicable, to net asset value will be maintained. See also “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended June 30, 2024 for additional information about the risks and uncertainties we face.

		Stock Price		Premium (Discount) of High to NAV	Premium (Discount) of Low to NAV
	NAV(1)	High(2)	Low(2)
Year Ended June 30, 2023
First quarter	$10.01	$8.18	$6.11	(18.3)%	(39.0)%
Second quarter	9.94	7.82	6.39	(21.3)%	(35.7)%
Third quarter	9.48	7.66	6.67	(19.2)%	(29.6)%
Fourth quarter	9.24	6.94	6.08	(24.9)%	(34.2)%
Year Ended June 30, 2024
First quarter	$9.25	$6.65	$5.94	(28.1)%	(35.8)%
Second quarter	8.92	6.18	5.08	(30.7)%	(43.0)%
Third quarter	8.99	6.24	5.33	(30.6)%	(40.7)%
Fourth quarter	8.74	5.69	5.21	(34.9)%	(40.4)%
Twelve Months Ending June 30, 2025
First quarter	$8.10	$5.60	$4.75	(30.9)%	(41.4)%
(1) Net asset value per common share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per common share on the date of the high or low sales price. The NAVs shown are based on outstanding shares of our common stock at the end of each period.
(2) The High/Low Stock Price is calculated as of the closing price on a given day in the applicable quarter.
As of November 6, 2024, we had approximately 181 stockholders of record.
The below table sets forth each class of our outstanding securities as of November 6, 2024:

Title of Class of Securities	Amount Authorized	Amount Held by Registrant or for its Account	Amount Outstanding Exclusive of Amount held by Registrant or for its Account
Common Stock	1,352,100,000	—	436,175,983
Preferred Stock	667,900,000	—	70,716,555
2025 Notes	$201,250	—	$156,168
2026 Notes	$400,000	—	$376,272
3.364% 2026 Notes	$300,000	—	$300,000
3.437% 2028 Notes	$300,000	—	$300,000
Prospect Capital InterNotes®	$1,000,000	—	$625,872	(1)
(1) Prospect Capital InterNotes® amount outstanding includes settlements occurring on or before the filing date of the 10-Q for the quarterly period ended September 30, 2024.

Recent Sales of Common Stock Below Net Asset Value
At our 2009, 2010, 2011, 2012 and 2013 annual meeting of stockholders, and at special meetings of stockholders held on June 12, 2020, June 11, 2021, June 10, 2022, June 9, 2023, and June 10, 2024 our stockholders approved our ability to sell shares of our common stock at a price or prices below our NAV per common share at the time of sale in one or more offerings. The current approval to sell shares of our common stock below our NAV per common share is valid until June 10, 2025 and subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of our outstanding common stock immediately prior to such sale). Accordingly, we may make offerings of our common stock without any limitation on the total amount of dilution to stockholders. Our prospectus supplement and accompanying prospectus relating to this offering contains additional information about these offerings. Pursuant to the authority granted by our stockholders and the approval of our Board of Directors, we have made the following offerings below NAV per common share:

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

FEES AND EXPENSES
The following tables are intended to assist you in understanding the costs and expenses that an investor in shares of common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. These tables are based on our assets and common stock outstanding as of September 30, 2024, except that we assume that we have issued $0.9 billion in 5.50% Preferred Stock paying dividends of 5.50% per annum, $0.8 billion in 6.50% Preferred Stock paying dividends of 6.50% per annum, $0.7 billion in preferred stock paying dividends of a floating rate (assuming 6.65% annualized, based on the floating rate as of November 1, 2024, in addition to our $0.13 billion of 5.35% Preferred Stock paying dividends of 5.35% per annum, and that we have borrowed $2.12 billion under our credit facility, which, as of September 30, 2024 is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.7 billion. Except where the context suggests otherwise, any reference to fees or expenses paid by “you” or “us” or that “we” will pay fees or expenses, the Company will pay such fees and expenses out of our net assets and, consequently, you will indirectly bear such fees or expenses as an investor in the Company’s common stock. However, you will not be required to deliver any money or otherwise bear personal liability or responsibility for such fees or expenses.

Stockholder transaction expenses:	A4 Shares		M4 Shares
Sales Load (as a percentage of offering price)	10.00%	(1)	3.00%	(2)
Offering expenses borne by the Company (as a percentage of offering price)	1.50%	(3)	1.50%	(3)
Preferred Stock Dividend reinvestment plan expenses (4)	None		None
Total stockholder transaction expenses (as a percentage of offering price):	11.50%		4.50%
Annual expenses (as a percentage of net assets attributable to common stock):
Management fees (5)	5.55%
Incentive fees payable under Investment Advisory Agreement (20% of realized capital gains and 20% of pre-incentive fee net investment income) (6)	1.87%
Total advisory fees	7.42%
Total interest expenses (7)	6.82%
Other expenses (8)	1.42%
Total annual expenses (6)(8)(9)	15.66%
Dividends on Preferred Stock (10)	3.99%
Total annual expenses after dividends on Preferred Stock (11)	19.65%
Example
The following table demonstrates the projected dollar amount of cumulative expenses we would pay out of net assets and that you would indirectly bear over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we have issued $0.9 billion in 5.50% Preferred Stock paying dividends of 5.50% per annum, $0.8 billion in 6.50% Preferred Stock paying dividends of 6.50% per annum, $0.7 billion in preferred stock paying dividends of a floating rate (assuming 6.65% annualized, based on the floating rate as of November 1, 2024), $0.13 billion in 5.35% Preferred Stock paying dividends of 5.35% per annum, we have borrowed $2.12 billion available under our line of credit, in addition to our other indebtedness of $1.7 billion, and that our annual operating expenses would remain at the levels set forth in the table above and that we would pay the costs shown in the table above.

	1 Year	3 Years	5 Years	10 Years
Ongoing Preferred Stock Offerings(1) - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio*	$239	$508	$712	$1,034
Ongoing Preferred Stock Offerings(1) - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio**	$249	$528	$735	$1,049
(1) Represents the highest level of expenses from all ongoing Preferred Stock offerings referenced in the Fee and Expenses table above, assuming a maximum number of shares of Preferred Stock presently offered in each offering is sold. Presently a maximum of 90 million shares of Series A4 Preferred Stock and Series M4 Preferred Stock may be sold. As of September 30, 2024, there are 28,266,559, 164,000, 24,608,472, 5,801,035, 1,409,007, 3,025,020, 1,847,915 and 5,251,157 shares of Series A1 Preferred Stock, Series A2 Preferred Stock, Series A3 Preferred Stock, Series A4 Preferred Stock, Series M1 Preferred Stock, Series M3 Preferred Stock, Series M4 Preferred Stock and Series A Preferred Stock, respectively, outstanding. This table reflects the sales load paid on the Preferred Stock, which common stockholders will not be subject to, unless common stockholders purchased shares of the Series A1 Preferred Stock, Series A2 Preferred Stock, Series A3 Preferred Stock, Series M1 Preferred Stock, Series M2 Preferred Stock, and/or Series M3 Preferred Stock and converted such shares into common stock.

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

(1)    Includes up to a 7.0% selling commission on the $25.00 per share (the “Stated Value”) paid by the Company and a dealer manager fee equal to 3.0% of the Stated Value paid by the Company. Reductions in selling commissions will be reflected in reduced public offering prices as described in the “Plan of Distribution” section of this prospectus supplement and the net proceeds to us will generally not be impacted by such reductions; therefore, we will bear a reduction in net proceeds to us up to 7.0% of the Stated Value on all Series A4 Shares although the selling commission compensation paid by us to our dealer manager may represent less than 7.0% of the Stated Value. We may, through the Holder Optional Redemption Fee applicable to holders of the Series A4 Shares, effectively recoup a portion of the Sales Load if stockholders exercise a Holder Optional Redemption of their Series A4 shares prior to the 5-year anniversary of the original issue date. The Holder Optional Redemption Fee is 10.00% of the maximum public offering price disclosed herein prior to the third anniversary of the issuance of such Series A4 Shares, 8.00% of the maximum public offering price disclosed herein on or after the third anniversary but prior to the fourth anniversary, 5.00% of the maximum public offering price disclosed herein on or after the fourth anniversary but prior to the fifth anniversary and 0.00% on or after the fifth anniversary.

(2)    Includes a dealer manager fee equal to 3.0% of the Stated Value paid by the Company.

(3)     The selling commission and dealer manager fee, when combined with organization and offering expenses (including due diligence expenses and fees for establishing servicing arrangements for new stockholder accounts), are not expected to exceed 11.5% of the gross offering proceeds. Our Board of Directors may, in its discretion, authorize the Company to incur underwriting and other offering expenses in excess of 11.5% of the gross offering proceeds. In no event will the combined selling commission, dealer manager fee and offering expenses exceed FINRA’s limit on underwriting and other offering expenses.

(4)    The expenses of the Preferred DRIP are included in “other expenses.” See “Capitalization” in the applicable prospectus supplement.

(5)    Our base management fee is 2% of our gross assets (which include any amount borrowed, i.e., total assets without deduction for any liabilities, including any borrowed amounts for non-investment purposes, for which purpose we have not and have no intention of borrowing). Although no plans are in place to borrow the full amount under our line of credit, assuming that we borrowed $2.12 billion, the 2% management fee of gross assets equals approximately 5.55% of net assets.

(6)    Based on our net investment income and realized capital gains, less realized and unrealized capital losses, earned on our portfolio for the three months ended September 30, 2024, all of which consisted of an income incentive fee. This historical amount has been adjusted to reflect the issuance of 96,187,000 shares of combined 5.50% Preferred Stock, 6.50% Preferred Stock, and Floating Rate Preferred Stock. The capital gain incentive fee is paid without regard to pre-incentive fee income. For a more detailed discussion of the calculation of the two-part incentive fee, see “Management Services-Investment Advisory Agreement” in the applicable prospectus.

(7)    As of September 30, 2024, we had $1.7 billion outstanding of Unsecured Notes (as defined below) in various maturities, ranging from February 15, 2025 to March 15, 2052, and interest rates, ranging from 2.25% to 8.00%, some of which are convertible into shares of the Company’s common stock at various conversion rates.

(8)    “Other expenses” are based on estimated amounts for the current fiscal year. The amount shown above represents annualized expenses during our three months ended September 30, 2024 representing all of our estimated recurring operating expenses (except fees and expenses reported in other items of this table) that are deducted from our operating income and reflected as expenses in our Statement of Operations. The estimate of our overhead expenses, including payments under an administration agreement with Prospect Administration, or the Administration Agreement is based on our projected allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations under the Administration Agreement. See “Business-Management Services-Administration Agreement” in the applicable prospectus.

(9)    If all 57,473,059 shares of combined 5.50% Preferred Stock and 6.50% Preferred Stock were converted into common stock and assuming all the Series A1, Series A3, and Series AA2 Preferred Stock pay a Holder Optional Conversion Fee of 9.00% and all the Series A2 Preferred Stock pay a Holder Optional Conversion Fee of 7.50% of the maximum public offering price disclosed within the applicable prospectus supplement and are converted at a conversion rate based on the 5-day VWAP of our common stock on September 30, 2024, which was $5.36, then management fees would be 3.92%, incentive fees payable under our Investment Advisory Agreement would be 1.32%, total advisory fees would be 5.24%, total interest expenses would be 4.82%, other expenses would be 1.00%, and total annual expenses would be 11.06% of net assets attributable to our common stock. The actual 5-day VWAP of our common stock on a conversion date may be more or less than $5.36, which may result in fees that are higher or lower than those described herein. These figures are based on the same assumptions described in the other notes to this fee table.

(10)    Based on the 5.50% per annum dividend rate applicable to the A1 Shares, M1 Shares, M2 Shares, AA1 Shares, MM1 Shares, and A2 Shares. Also based on the 5.35% per annum dividend rate applicable to the A Shares. Also based on the 6.50% per annum dividend rate applicable to the A3 Shares, M3 Shares, AA2 Shares, and MM2 Shares. Also based on the 6.65% annualized dividend rate applicable to A4 Shares and M4 Shares based on the floating rate as of November 1, 2024. Other series of preferred stock, including other series of preferred stock being sold in different offerings, may bear different annual dividend rates. No dividend will be paid on shares of Preferred Stock after they have been converted to shares of common stock.

(11)     The indirect expenses associated with the Company’s investments in collateralized loan obligations are not included in the fee table presentation, but if such expenses were included in the fee table presentation then the Company’s total annual expenses would have been 16.04%, or 20.07% after dividends on Preferred Stock.
Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)

Exhibit No.
3.3	Articles of Amendment(3)
3.4	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (4)
3.5	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (5)
3.6	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(6)
3.7	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(7)
3.8	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(8)
3.9	Certificate of Correction to Articles Supplementary of Prospect Capital Corporation(9)
3.10	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(10)
3.11	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(11)
3.12	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(12)
3.13	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(13)
3.14	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(14)
3.15	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation - Preferred Stock, Series A4, Preferred Stock Series M4(15)
3.16	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation - Convertible Preferred Stock(16)
3.17	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(17)
4.1	One Thousand Four Hundred Thirtieth Supplemental Indenture dated as of July 5, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(18)
4.2	One Thousand Four Hundred Thirty-First Supplemental Indenture dated as of July 5, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(22)
4.3	One Thousand Four Hundred Thirty-Second Supplemental Indenture dated as of July 5, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(18)
4.4	One Thousand Four Hundred Thirty-Third Supplemental Indenture dated as of July 11, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(19)
4.5	One Thousand Four Hundred Thirty-Fourth Supplemental Indenture dated as of July 11, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(19)
4.6	One Thousand Four Hundred Thirty-Fifth Supplemental Indenture dated as of July 11, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(19)
4.7	One Thousand Four Hundred Thirty-Sixth Supplemental Indenture dated as of July 18, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(20)
4.8	One Thousand Four Hundred Thirty-Seventh Supplemental Indenture dated as of July 18, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(20)
4.9	One Thousand Four Hundred Thirty-Eighth Supplemental Indenture dated as of July 18, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(20)
4.10	One Thousand Four Hundred Thirty-Ninth Supplemental Indenture dated as of July 25, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(21)
4.11	One Thousand Four Hundred Fortieth Supplemental Indenture dated as of July 25, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(21)
4.12	One Thousand Four Hundred Forty-First Supplemental Indenture dated as of July 25, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(21)
4.13	One Thousand Four Hundred Forty-Second Supplemental Indenture dated as of August 1, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2027(22)
4.14	One Thousand Four Hundred Forty-Third Supplemental Indenture dated as of August 1, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(22)
4.15	One Thousand Four Hundred Forty-Fourth Supplemental Indenture dated as of August 1, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(22)
4.16	One Thousand Four Hundred Forty-Fifth Supplemental Indenture dated as of August 8, 2024, to the U.S. Bank Indenture, and Form of 6.875% Prospect Capital InterNote® due 2027(23)
4.17	One Thousand Four Hundred Forty-Sixth Supplemental Indenture dated as of August 8, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2029(23)
4.18	One Thousand Four Hundred Forty-Seventh Supplemental Indenture dated as of August 8, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2034(23)
4.19	One Thousand Four Hundred Forty-Eighth Supplemental Indenture dated as of August 15, 2024, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2027(24)

Exhibit No.
4.20	One Thousand Four Hundred Forty-Ninth Supplemental Indenture dated as of August 15, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2029(24)
4.21	One Thousand Four Hundred Fiftieth Supplemental Indenture dated as of August 15, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2034(24)
4.22	One Thousand Four Hundred Fifty-First Supplemental Indenture dated as of August 22, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2027(25)
4.23	One Thousand Four Hundred Fifty-Second Supplemental Indenture dated as of August 22, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(25)
4.24	One Thousand Four Hundred Fifty-Third Supplemental Indenture dated as of August 22, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(25)
4.25	One Thousand Four Hundred Fifty-Fourth Supplemental Indenture dated as of August 29, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2027(26)
4.26	One Thousand Four Hundred Fifty-Fifth Supplemental Indenture dated as of August 29, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(26)
4.27	One Thousand Four Hundred Fifty-Sixth Supplemental Indenture dated as of August 29, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(26)
4.28	One Thousand Four Hundred Fifty-Seventh Supplemental Indenture dated as of September 12, 2024, to the U.S. Bank Indenture, and Form of 6.875% Prospect Capital InterNote® due 2027(27)
4.29	One Thousand Four Hundred Fifty-Eighth Supplemental Indenture dated as of September 12, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2029(27)
4.30	One Thousand Four Hundred Fifty-Ninth Supplemental Indenture dated as of September 12, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2034(27)
4.31	One Thousand Four Hundred Sixtieth Supplemental Indenture dated as of September 19, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2027(28)
4.32	One Thousand Four Hundred Sixty-First Supplemental Indenture dated as of September 19, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(28)
4.33	One Thousand Four Hundred Sixty-Second Supplemental Indenture dated as of September 19, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(28)
4.34	One Thousand Four Hundred Sixty-Third Supplemental Indenture dated as of September 26, 2024, to the U.S. Bank Indenture, and Form of 6.625% Prospect Capital InterNote® due 2027(29)
4.35	One Thousand Four Hundred Sixty-Fourth Supplemental Indenture dated as of September 26, 2024, to the U.S. Bank Indenture, and Form of 6.875% Prospect Capital InterNote® due 2029(29)
4.36	One Thousand Four Hundred Sixty-Fifth Supplemental Indenture dated as of September 26, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2034(29)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on August 4, 2020.
(4)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on August 4, 2020.
(5)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on November 4, 2020.

(6)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on November 4, 2020.
(7)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 57 to the Registration Statement on Form N-2, filed on May 20, 2021.
(8)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 65 to the Registration Statement on Form N-2, filed on July 15, 2021.
(9)	Incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K, filed on July 19, 2021.
(10)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(11)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on June 9, 2022.
(12)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(13)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(14)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on February 13, 2023.
(15)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 29, 2023.
(16)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on December 29, 2023.
(17)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on January 25, 2024.
(18)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 64 to the Registration Statement on Form N-2, filed on July 5, 2024.
(19)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 65 to the Registration Statement on Form N-2, filed on July 11, 2024.
(20)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 66 to the Registration Statement on Form N-2, filed on July 18, 2024.
(21)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 67 to the Registration Statement on Form N-2, filed on July 25, 2024.
(22)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 68 to the Registration Statement on Form N-2, filed on August 1, 2024.
(23)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 69 to the Registration Statement on Form N-2, filed on August 8, 2024.
(24)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 70 to the Registration Statement on Form N-2, filed on August 15, 2024.
(25)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 71 to the Registration Statement on Form N-2, filed on August 22, 2024.
(26)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 72 to the Registration Statement on Form N-2, filed on August 29, 2024.
(27)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 73 to the Registration Statement on Form N-2, filed on September 12, 2024.
(28)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 74 to the Registration Statement on Form N-2, filed on September 19, 2024.
(29)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 75 to the Registration Statement on Form N-2, filed on September 26, 2024.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT CAPITAL CORPORATION

November 8, 2024	By:	/s/ JOHN F. BARRY III
Date		John F. Barry III
Chairman of the Board and Chief Executive Officer

November 8, 2024	By:	/s/ KRISTIN L. VAN DASK
Date		Kristin L. Van Dask
Chief Financial Officer