Form 10-K/A
period 2024-06-30
PROSPECT CAPITAL CORP
filed 2024-12-13
CIK 1287032

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

EXPLANATORY NOTE
The Registrant is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2024, which was filed on August 28, 2024 (the “Form 10-K”), solely to amend the format of the audited financial statements of National Property REIT Corp. (“NPRC”), being filed as Exhibits 99.1 and 99.2 herewith, in accordance with Rule 304(e) of Regulation S-T. The Registrant previously determined that NPRC met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which the Registrant is required, pursuant to Rule 3-09 of Regulation S-X, to attach separate audited financial statements as an exhibit to its Form 10-K as of and for the years ended December 31, 2023, 2022 and 2021.
Except as otherwise expressly noted, this Amendment does not modify or update in any way (i) the consolidated financial position, the results of operations or cash flows of the Company, or (ii) the disclosures in or exhibits to the Form 10-K; nor does it reflect events occurring after the filing of the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment should be read in conjunction with the Form 10-K and any subsequent filings with the U.S. Securities and Exchange Commission.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this Annual Report:
1.Financial Statements – See the Index to Consolidated Financial Statements in Item 8 of the Annual Report on Form 10-K filed with the SEC on August 28, 2024.
2.Financial Statement Schedules – The financial statements of National Property REIT Corp. required by Rule 3-09 of Regulation S-X will be provided as Exhibit 99.1 and Exhibit 99.2 to this report.
3.Exhibits – The following exhibits are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
23.3	Consent of DELOITTE & TOUCHE LLP, Certified Public Accountants of National Property REIT Corp.*
23.4	Consent of CohnReznick LLP, Certified Public Accountants of National Property REIT Corp.*
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.3	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.4	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
99.1	Audited Combined Consolidated Financial Statements of National Property REIT Corp. for the years ended December 31, 2023 and 2022*
99.2	Audited Combined Consolidated Financial Statements of National Property REIT Corp. for the years ended December 31, 2022 and 2021*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 13, 2024.

PROSPECT CAPITAL CORPORATION

By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN F. BARRY III	/s/ ANDREW C. COOPER
John F. Barry III	Andrew C. Cooper
Chairman of the Board, Chief Executive Officer and Director	Director
December 13, 2024	December 13, 2024

/s/ KRISTIN L. VAN DASK	/s/ WILLIAM J. GREMP
Kristin L. Van Dask	William J. Gremp
Chief Financial Officer	Director
December 13, 2024	December 13, 2024

/s/ M. GRIER ELIASEK	/s/ EUGENE S. STARK
M. Grier Eliasek	Eugene S. Stark
President, Chief Operating Officer and Director	Director
December 13, 2024	December 13, 2024