Form 10-Q
period 2024-12-31
PROSPECT CAPITAL CORP
filed 2025-02-10
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
As of February 7, 2025, there were 442,744,944 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
	Forward-Looking Statements	3
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of December 31, 2024 (unaudited) and June 30, 2024	4
	Consolidated Statements of Operations for the three and six months ended December 31, 2024 and December 31, 2023 (unaudited)	5
	Consolidated Statements of Changes in Net Assets and Temporary Equity for the three and six months ended December 31, 2024 and December 31, 2023 (unaudited)	7
	Consolidated Statements of Cash Flows for the six months ended December 31, 2024 and December 31, 2023 (unaudited)	9
	Consolidated Schedules of Investments as of December 31, 2024 (unaudited) and June 30, 2024	10
	Notes to Consolidated Financial Statements (unaudited)	54
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	122
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	156
Item 4.	Controls and Procedures	158
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	159
Item 1A.	Risk Factors	159
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	161
Item 3.	Defaults Upon Senior Securities	162
Item 4.	Mine Safety Disclosures	162
Item 5.	Other Information	163
Item 6.	Exhibits	167
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

PART I
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	December 31, 2024	June 30, 2024

	(Unaudited)	(Audited)
Assets
Investments at fair value:
Control investments (amortized cost of $3,323,998 and $3,280,415, respectively)(Note 14)	$3,772,329	$3,872,575
Affiliate investments (amortized cost of $11,735 and $11,594, respectively)	20,212	18,069
Non-control/non-affiliate investments (amortized cost of $3,689,972 and $4,155,165, respectively)	3,340,387	3,827,599
Total investments at fair value (amortized cost of $7,025,705 and $7,447,174, respectively)(Note 3)	7,132,928	7,718,243
Cash and cash equivalents (restricted cash of $1,508 and $3,974, respectively)	59,760	85,872
Receivables for:
Interest, net	18,428	26,936
Other	1,914	1,091
Deferred financing costs on Revolving Credit Facility (Note 4)	21,180	22,975
Prepaid expenses	641	1,162
Due from broker	—	734
Due from Affiliate (Note 13)	4	79
Total Assets	7,234,855	7,857,092
Liabilities
Revolving Credit Facility (Notes 4 and 8)	301,522	794,796
Public Notes (less unamortized discount and debt issuance costs of $10,075 and $12,433, respectively) (Notes 6 and 8)	966,197	987,567
Prospect Capital InterNotes® (less unamortized debt issuance costs of $9,299 and $7,999, respectively) (Notes 7 and 8)	634,535	496,029
Convertible Notes (less unamortized debt issuance costs of $166 and $649, respectively) (Notes 5 and 8)	156,002	155,519
Due to Prospect Capital Management (Note 13)	50,700	58,624
Interest payable	23,214	21,294
Dividends payable	20,076	25,804
Due to Prospect Administration (Note 13)	5,070	5,433
Accrued expenses	4,028	3,591
Due to broker	2,762	10,272
Other liabilities	199	242
Total Liabilities	2,164,305	2,559,171
Commitments and Contingencies (Note 3 and Note 15)
Preferred Stock, par value $0.001 per share (847,900,000 and 647,900,000 shares of preferred stock authorized, with 80,000,000 and 80,000,000 as Series A1, 80,000,000 and 80,000,000 as Series M1, 80,000,000 and 80,000,000 as Series M2, 20,000,000 and 20,000,000 as Series AA1, 20,000,000 and 20,000,000 as Series MM1, 1,000,000 and 1,000,000 as Series A2, 6,900,000 and 6,900,000 as Series A, 80,000,000 and 80,000,000 as Series A3, 80,000,000 and 80,000,000 as Series M3, 90,000,000 and 80,000,000 as Series A4, 90,000,000 and 80,000,000 as Series M4, 20,000,000 and 20,000,000 as Series AA2, 20,000,000 and 20,000,000 as Series MM2, 90,000,000 and 0 as Series A5, and 90,000,000 and 0 as Series M5, each as of December 31, 2024 and June 30, 2024; 27,968,443 and 28,932,457 Series A1 shares issued and outstanding, 1,309,907 and 1,788,851 Series M1 shares issued and outstanding, 0 and 0 Series M2 shares issued and outstanding, 0 and 0 Series AA1 shares issued and outstanding, 0 and 0 Series MM1 shares issued and outstanding, 163,000 and 164,000 Series A2 shares issued and outstanding, 5,251,157 and 5,251,157 Series A shares issued and outstanding, 24,476,826 and 24,810,648 Series A3 shares issued and outstanding, 2,732,317 and 3,351,101 Series M3 shares issued and outstanding, 2,192,884 and 1,401,747 Series M4 shares issued and outstanding, 7,012,458 and 3,766,166 Series A4 issued and outstanding, 0 and 0 Series AA2 shares issued and outstanding, 0 and 0 Series MM2 shares issued and outstanding, 0 and 0 Series A5 issued and outstanding, and 0 and 0 Series M5 issued and outstanding as of December 31, 2024 and June 30, 2024, respectively) at carrying value plus cumulative accrued and unpaid dividends (Note 9)
	1,630,514	1,586,188
Net Assets Applicable to Common Shares	$3,440,036	$3,711,733
Components of Net Assets Applicable to Common Shares and Net Assets, respectively
Common stock, par value $0.001 per share (1,152,100,000 and 1,352,100,000 common shares authorized; 438,851,578 and 424,846,963 issued and outstanding, respectively) (Note 9)	439	425
Paid-in capital in excess of par (Note 9 and 12)	4,267,636	4,208,607
Total distributable (loss) (Note 12)	(828,039)	(497,299)
Net Assets Applicable to Common Shares	$3,440,036	$3,711,733
Net Asset Value Per Common Share (Note 16)	$7.84	$8.74

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Investment Income
Interest income (excluding payment-in-kind (“PIK”) interest income):
Control investments	$57,386	$41,690	$109,768	$90,816
Non-control/non-affiliate investments	87,159	105,749	182,069	212,105
Structured credit securities	4,054	8,882	8,233	25,569
Total interest income (excluding PIK interest income)	148,599	156,321	300,070	328,490
PIK interest income:
Control investments	13,884	26,834	33,594	50,951
Non-control/non-affiliate investments	6,315	11,476	19,749	17,637
Total PIK Interest Income	20,199	38,310	53,343	68,588
Total interest income (Note 2)	168,798	194,631	353,413	397,078
Dividend income:
Control investments	4,387	—	4,387	227
Affiliate investments	—	—	141	1,307
Non-control/non-affiliate investments	2,574	1,340	4,843	2,865
Total dividend income	6,961	1,340	9,371	4,399
Other income:
Control investments	8,416	11,616	15,383	41,361
Non-control/non-affiliate investments	1,291	3,355	3,607	4,349
Total other income (Note 10)	9,707	14,971	18,990	45,710
Total Investment Income	185,466	210,942	381,774	447,187
Operating Expenses
Base management fee (Note 13)	37,069	39,087	75,675	78,376
Income incentive fee (Note 13)	13,632	18,325	29,312	43,942
Interest and credit facility expenses	37,979	40,044	77,739	80,637
Allocation of overhead from Prospect Administration (Note 13)	5,708	12,252	11,416	14,365
Audit, compliance and tax related fees	80	479	1,800	1,496
Directors’ fees	150	131	300	266
Other general and administrative expenses	4,417	3,697	9,224	5,566
Total Operating Expenses	99,035	114,015	205,466	224,648
Net Investment Income	86,431	96,927	176,308	222,539
Net Realized and Net Change in Unrealized Gains (Losses) from Investments
Net realized gains (losses)
Control investments	3	—	6,370	(147)
Non-control/non-affiliate investments	(46,656)	123	(153,393)	(207,219)
Net realized gains (losses)	(46,653)	123	(147,023)	(207,366)
Net change in unrealized gains (losses)
Control investments	30,419	(99,441)	(143,829)	(117,235)
Affiliate investments	(1,446)	1,751	2,002	2,588
Non-control/non-affiliate investments	(69,053)	(27,051)	(22,020)	188,535
Net change in unrealized gains (losses)	(40,080)	(124,741)	(163,847)	73,888
Net Realized and Net Change in Unrealized Gains (Losses) from Investments	(86,733)	(124,618)	(310,870)	(133,478)
Net realized gains (losses) on extinguishment of debt	236	(53)	484	(144)
Net Increase (Decrease) in Net Assets Resulting from Operations	(66)	(27,744)	(134,078)	88,917
Preferred Stock dividends	(26,228)	(24,070)	(53,385)	(47,221)
Net gain (loss) on redemptions of Preferred Stock	(906)	378	1,398	879
Gain (loss) on Accretion to Redemption Value of Preferred Stock	(3,793)	—	(9,997)	—
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stockholders	$(30,993)	$(51,436)	$(196,062)	$42,575
Basic and diluted earnings (loss) per common share (Note 11)
Basic	$(0.07)	$(0.13)	$(0.45)	$0.10
Diluted	$(0.07)	$(0.13)	$(0.45)	$0.10
Weighted-average shares of common stock outstanding (Note 11)
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Basic	436,687,429	410,942,812	432,780,318	408,646,716
Diluted	436,687,429	410,942,812	432,780,318	408,646,716
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS AND TEMPORARY EQUITY
(in thousands, except share and per share data)
(Unaudited)

	Preferred Stock Classified as Temporary Equity		Common Stock
Three Months Ended December 31, 2024	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributable earnings (loss)(1)	Total Net Assets
Balance as of September 30, 2024(1)	70,373,165	$1,612,302	433,560,728	$434	$4,250,105	$(739,726)	$3,510,813
Net Increase (Decrease) in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						86,431	86,431
Net realized losses						(51,116)	(51,116)
Net change in unrealized losses						(40,080)	(40,080)
Distributions to Shareholders(1)
Distributions from earnings (Note 16)						(91,782)	(91,782)
Return of capital to common stockholders (Note 12)
Capital Transactions
Issuance of preferred stock	1,422,214	30,986
Accretion of preferred stock to redemption value		3,793
Shares issued through reinvestment of dividends	41,433	990	1,872,463	2	8,363		8,365
Redemption of preferred stock	(20,116)	(503)
Conversion of preferred stock to common stock	(709,704)	(16,464)	3,418,387	3	17,402		17,405
Net increase (decrease) in preferred dividend accrual		(590)
Tax reclassifications of net assets (Note 12)					(8,234)	8,234
Total increase (decrease) for the three months ended December 31, 2024	733,827	18,212	5,290,850	5	17,531	(88,313)	(70,777)
Balance as of December 31, 2024	71,106,992	$1,630,514	438,851,578	$439	$4,267,636	$(828,039)	$3,440,036

	Preferred Stock Classified as Temporary Equity		Common Stock
Three Months Ended December 31, 2023	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributable earnings (loss)(1)	Total Net Assets
Balance as of September 30, 2023(1)	64,493,725	$1,470,247	408,618,704	$409	$4,106,185	$(325,728)	$3,780,866
Net Increase (Decrease) in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						96,927	96,927
Net realized gains						448	448
Net change in unrealized losses						(124,741)	(124,741)
Distributions to Shareholders(1)
Distributions from earnings (Note 16)						(98,125)	(98,125)
Capital Transactions
Issuance of preferred stock	2,659,962	59,302
Repurchase of preferred stock	(649,188)	(15,652)
Shares issued through reinvestment of dividends	35,917	853	1,681,433	2	9,408		9,410
Conversion of preferred stock to common stock	(595,663)	(13,899)	2,493,984	2	18,862		18,864
Net increase (decrease) in preferred dividend accrual		(110)
Total increase (decrease) for the three months ended December 31, 2023	1,451,028	30,494	4,175,417	4	28,270	(125,491)	(97,217)
Balance as of December 31, 2023	65,944,753	$1,500,741	412,794,121	$413	$4,134,455	$(451,219)	$3,683,649
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS AND TEMPORARY EQUITY
(in thousands, except share and per share data)
(Unaudited)

	Preferred Stock Classified as Temporary Equity		Common Stock
Six Months Ended December 31, 2024	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributable earnings (loss)(1)	Total Net Assets
Balance as of June 30, 2024	69,466,127	$1,586,188	424,846,963	$425	$4,208,607	$(497,299)	$3,711,733
Net Increase (Decrease) in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						176,308	176,308
Net realized losses						(155,138)	(155,138)
Net change in unrealized losses						(163,847)	(163,847)
Distributions to Shareholders
Distributions from earnings (Note 16)						(196,297)	(196,297)
Capital Transactions
Issuance of preferred stock	3,793,495	83,930
Accretion of preferred stock to redemption value		9,997
Repurchase of Preferred Stock
Shares issued through reinvestment of dividends	81,590	1,946	3,706,545	4	17,633		17,637
Redemption of Preferred Stock	(21,960)	(549)
Conversion of preferred stock to common stock	(2,212,260)	(50,987)	10,298,070	10	49,630		49,640
Net increase (decrease) in preferred dividend accrual		(11)
Tax reclassifications of net assets (Note 12)					(8,234)	8,234	—
Conversion of Convertible Notes to common stock			—				—
Total increase (decrease) for the six months ended December 31, 2024	1,640,865	44,326	14,004,615	14	59,029	(330,740)	(271,697)
Balance as of December 31, 2024	71,106,992	$1,630,514	438,851,578	$439	$4,267,636	$(828,039)	$3,440,036

	Preferred Stock Classified as Temporary Equity		Common Stock
Six Months Ended December 31, 2023	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributable earnings (loss)(1)	Total Net Assets
Balance as of June 30, 2023	62,102,009	$1,418,014	404,033,549	$404	$4,085,207	$(352,946)	$3,732,665
Net Increase (Decrease) in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						222,539	222,539
Net realized losses						(206,631)	(206,631)
Net change in unrealized gains						73,888	73,888
Distributions to Shareholders(1)
Distributions from earnings(Note 16)						(188,069)	(188,069)
Return of capital to common stockholders(Note 12)					(6,459)		(6,459)
Capital Transactions
Issuance of Preferred Stock	5,858,047	130,644
Repurchase of Preferred Stock	(711,497)	(17,155)
Shares issued through reinvestment of dividends	65,330	1,562	3,219,691	4	18,570		18,574
Conversion of preferred stock to common stock	(1,369,136)	(32,177)	5,540,881	5	37,137		37,142
Net increase (decrease) in preferred dividend accrual		(147)					—
Total increase (decrease) for the six months ended December 31, 2023	3,842,744	82,727	8,760,572	9	49,248	(98,273)	(49,016)
Balance as of December 31, 2023	65,944,753	$1,500,741	412,794,121	$413	$4,134,455	$(451,219)	$3,683,649
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Six Months Ended December 31,
	2024	2023
Operating Activities
Net increase (decrease) in net assets resulting from operations	$(134,078)	$88,917
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized losses (gains) on extinguishment of debt	(484)	144
Net realized losses on investments	147,023	207,366
Net change in unrealized losses (gains) on investments	163,847	(73,888)
Accretion of premiums, net	(4,762)	(2,713)
Amortization of deferred financing costs	4,509	3,720
Accretion of original issue discount	1,434	1,439
Payment-In-Kind interest	(53,343)	(68,588)
Structuring fees	(1,604)	(2,355)
Change in operating assets and liabilities:
Payments for purchases of investments	(370,648)	(231,858)
Proceeds from sale of investments and collection of investment principal	664,777	224,909
Net Reductions to Subordinated Structured Notes and related investment cost	40,026	40,212
(Increase) decrease in interest receivable, net	8,508	(9,893)
(Increase) decrease in due from broker	734	475
(Increase) decrease in other receivables	(823)	(3,546)
(Increase) decrease in due from Affiliate	75	(16)
(Increase) decrease in prepaid expenses	521	378
Increase (decrease) in due to broker	(7,510)	(94)
Increase (decrease) in due to Prospect Administration	(363)	6,167
Increase (decrease) in due to Prospect Capital Management	(7,924)	(4,238)
Increase (decrease) in accrued expenses	437	(1,053)
Increase (decrease) in interest payable	1,920	95
Increase (decrease) in due to Affiliate	—	(161)
Increase (decrease) in other liabilities	(43)	(932)
Net Cash Provided by Operating Activities	452,229	174,487
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	806,200	501,300
Principal payments under Revolving Credit Facility (Note 4)	(1,299,474)	(651,954)
Repurchase of Public Notes (Note 6)	(23,066)	—
Issuances of Prospect Capital InterNotes® (Note 7)	143,493	38,592
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(3,687)	(5,690)
Financing costs paid and deferred	(2,787)	(1,088)
Proceeds from issuance of preferred stock, net of underwriting costs	86,141	133,281
Offering costs from issuance of preferred stock	(2,211)	(2,637)
Repurchase of Preferred Stock	—	(11,301)
Redemptions of Preferred Stock	(508)	—
Dividends paid and distributions to common and preferred stockholders	(182,442)	(173,347)
Net Cash Provided by (Used in) Financing Activities	(478,341)	(172,844)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(26,112)	1,643
Cash, Cash Equivalents and Restricted Cash at beginning of period	85,872	95,646
Cash, Cash Equivalents and Restricted Cash at End of Period	$59,760	$97,289
Supplemental Disclosures
Cash paid for interest	$69,876	$75,383
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	19,583	20,136
Conversion of preferred stock to common stock	50,987	32,177
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2024 (Unaudited)
(in thousands, except share data)

							December 31, 2024
Portfolio Company	Industry(46)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(38)

CP Energy Services Inc. (18)	Energy Equipment & Services	First Lien Delayed Draw Term Loan - $10,000 Commitment	12/24/2024	10.00% (3M SOFR + 9.00%)	1.00	4/4/2027	$2,600	$2,600	$2,334	0.1%	(8)(13)
		First Lien Term Loan	10/1/2017	13.59% (3M SOFR + 9.00%)	1.00	4/4/2027	63,003	63,003	56,540	1.6%	(8)
		First Lien Term Loan	4/5/2022	13.59% (3M SOFR + 9.00%)	1.00	4/4/2027	8,191	8,191	7,350	0.2%	(8)
		First Lien Term Loan	1/6/2023	13.59% (3M SOFR + 9.00%)	1.00	4/4/2027	16,223	16,223	14,558	0.4%	(8)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	12.59% PIK (3M SOFR + 8.00%)	1.00	12/31/2025	41,526	41,526	36,058	1.0%	(8)(36)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	12.59% (3M SOFR + 8.00%)	1.00	12/31/2025	4,569	4,569	3,967	0.1%	(8)
		Series A Preferred Units to Spartan Energy Holdings, Inc. (10,000 shares)	9/25/2020	15.00%		N/A		26,193	—	—%	(14)
		Series B Redeemable Preferred Stock (790 shares)	10/30/2015	16.00%		N/A		63,225	—	—%	(14)
		Common Stock (102,924 shares)	8/2/2013			N/A		86,240	—	—%	(14)
								311,770	120,807	3.4%
Credit Central Loan Company, LLC (19)	Consumer Finance	First Lien Term Loan	12/28/2012	5.00% plus 5.00% PIK	—	9/15/2027	86,155	86,155	75,622	2.2%	(12)(36)
		Class A Units (14,867,312 units)	12/28/2012			N/A		19,331	—	—%	(12)(14)
		Preferred Class P Shares (14,518,187 units)	7/1/2022	12.75% PIK		N/A		11,520	—	—%	(12)(14)
		Net Revenues Interest (25% of Net Revenues)	1/28/2015			N/A		—	—	—%	(12)(14)
								117,006	75,622	2.2%
Echelon Transportation, LLC	Trading Companies & Distributors	First Lien Term Loan	3/31/2014	6.00%	—	12/7/2026	54,739	54,739	54,739	1.6%
		Membership Interest (100%)	3/31/2014			N/A		22,738	—	—%	(14)
		Preferred Units (41,751,342 shares)	1/31/2022	12.75% PIK		N/A		32,843	7,920	0.2%	(14)
								110,320	62,659	1.8%
First Tower Finance Company LLC (21)	Consumer Finance	First Lien Term Loan to First Tower, LLC	6/24/2014	10.00% plus 5.00% PIK	—	12/18/2027	433,619	433,619	433,619	12.6%	(12)(36)
		Class A Units (95,709,910 units)	6/14/2012			N/A		31,146	231,499	6.7%	(12)(14)
								464,765	665,118	19.3%
Freedom Marine Solutions, LLC (22)	Marine Transport	Membership Interest (100%)	11/9/2006			N/A		47,116	12,139	0.4%	(14)
								47,116	12,139	0.4%
InterDent, Inc.	Health Care Providers & Services	First Lien Delayed Draw Term Loan B - $15,000 Commitment	9/30/2024	5.00% plus 7.00% PIK	—	9/5/2025	6,054	6,054	6,054	0.2%	(13)(36)
		First Lien Term Loan A/B	8/1/2018	19.12% (1M SOFR + 14.65%)	2.00	9/5/2025	14,249	14,249	14,249	0.4%	(3)(8)
		First Lien Term Loan A	8/3/2012	9.97% (1M SOFR + 5.50%)	1.00	9/5/2025	95,823	95,823	95,823	2.8%	(3)(8)
		First Lien Term Loan B	8/3/2012	5.00% plus 7.00% PIK	—	9/5/2025	213,887	213,887	213,887	6.2%	(36)
		Common Stock ( 99,900 shares)	5/3/2019			N/A		45,118	76,580	2.2%	(14)
								375,131	406,593	11.8%
Kickapoo Ranch Pet Resort	Diversified Consumer Services	First Lien Term Loan	1/11/2024	11.83% (3M SOFR + 7.50%)	3.00	1/10/2029	1,500	1,500	1,500	—%	(8)
		Membership Interest (100%)	8/26/2019			N/A		2,378	3,443	0.1%
								3,878	4,943	0.1%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2024 (Continued) (Unaudited)
(in thousands, except share data)

							December 31, 2024
Portfolio Company	Industry(46)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(38)

MITY, Inc. (23)	Commercial Services & Supplies	First Lien Term Loan A	9/19/2013	13.61% (3M SOFR + 9.02%)	3.00	4/30/2025	$49,439	$49,439	$49,439	1.5%	(3)(8)
		First Lien Term Loan B	6/23/2014	11.59% (3M SOFR + 7.00%) plus 10.00% PIK	3.00	4/30/2025	8,274	8,274	8,274	0.2%	(8)(36)
		Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%	—	1/1/2028	5,118	7,200	5,118	0.1%	(12)
		Common Stock (42,206 shares)	9/19/2013			N/A		27,349	27,806	0.8%	(14)
								92,262	90,637	2.6%
National Property REIT Corp. (24)	Residential Real Estate Investment Trusts (REITs) / Consumer Finance / Structured Finance	First Lien Term Loan A	12/31/2018	4.25% (3M SOFR + 0.25%) plus 2.00% PIK	4.00	3/31/2026	647,314	647,314	647,314	18.8%	(8)(36)
		First Lien Term Loan B	12/31/2018	6.59% (3M SOFR + 2.00%)	3.00	3/31/2026	20,630	20,630	20,630	0.6%	(8)
		First Lien Term Loan C	10/31/2019	14.59% (3M SOFR + 10.00%) plus 2.25% PIK	1.00	3/31/2026	155,000	155,000	155,000	4.5%	(8)(36)
		First Lien Term Loan D	6/19/2020	4.25% (3M SOFR + 0.25%) plus 2.00% PIK	4.00	3/31/2026	183,425	183,425	183,425	5.3%	(8)(36)
		First Lien Term Loan E	11/14/2022	7.00% (3M SOFR + 1.50%) plus 7.00% PIK	5.50	3/31/2026	51,747	51,747	51,747	1.5%	(8)(36)
		Residual Profit Interest	12/31/2018			N/A		—	40,585	1.2%	(33)
		Common Stock (3,374,914 shares)	12/31/2013			N/A		20,030	501,890	14.6%	(14)(40)
								1,078,146	1,600,591	46.5%
Nationwide Loan Company LLC (25)	Consumer Finance	First Lien Delayed Draw Term Loan A - $7,350 Commitment	5/15/2024	10.00%	—	5/15/2029	5,717	5,717	5,717	0.3%	(12)(13)
		First Lien Delayed Draw Term Loan B - $8,000Commitment	12/23/2024	10.00%	—	5/15/2029	1,000	1,000	1,000	—%	(12)(13)
		First Lien Term Loan	6/18/2014	10.00%	—	5/15/2029	29,083	29,083	29,083	0.8%	(12)
		Class A Units (38,550,460 units)	1/31/2013			N/A		20,846	4,726	0.1%	(12)(14)
								56,646	40,526	1.2%
NMMB, Inc. (26)	Media	First Lien Term Loan	12/30/2019	13.09% (3M SOFR + 8.50%)	2.00	3/31/2027	29,723	29,723	29,723	0.9%	(3)(8)
		Common Stock (21,418 shares)	12/30/2019			N/A		—	49,121	1.4%
								29,723	78,844	2.3%
Pacific World Corporation (34)	Personal Care Products	First Lien Revolving Line of Credit - $30,200 Commitment	9/26/2014	8.61% PIK (1M SOFR + 4.25%)	1.00	9/26/2025	40,717	40,717	40,717	1.2%	(8)(13)(36)
		First Lien Term Loan A	12/31/2014	8.61% PIK (1M SOFR + 4.25%)	1.00	9/26/2025	70,659	70,659	70,625	2.1%	(8)(36)
		Incremental First Lien Term Loan A - $5,800 Commitment	11/25/2024	8.87% PIK (1M SOFR + 4.25%)	1.00	9/26/2025	—	—	—	—%	(8)
		Convertible Preferred Equity (645,668 shares)	6/15/2018	12.00% PIK		N/A		221,795	—	—%	(14)
		Common Stock (6,778,414 shares)	9/29/2017			N/A		—	—	—%	(14)
								333,171	111,342	3.3%
R-V Industries, Inc.	Machinery	First Lien Term Loan	12/15/2020	13.59% (3M SOFR + 9.00%)	1.00	12/15/2028	37,322	37,322	37,322	1.1%	(3)(8)
		First Lien Term Loan	12/20/2024	8.09% (3M SOFR + 3.50%)	4.00	47102	10,000	10,000	10,000	0.3%	(8)
		Common Stock (745,107 shares)	6/26/2007			N/A		6,866	57,812	1.7%
								54,188	105,134	3.1%
Universal Turbine Parts, LLC (32)	Aerospace & Defense	First Lien Delayed Draw Term Loan - $6,965 Commitment	2/28/2019	12.34% (3M SOFR + 7.75%)	1.00	12/31/2026	5,531	5,531	5,531	0.2%	(8)(13)
		First Lien Term Loan A	7/22/2016	10.34% (3M SOFR + 5.75%)	1.00	12/31/2026	29,575	29,575	29,575	0.9%	(3)(8)
		Preferred Units (76,015,174 units)	3/31/2021	12.75% PIK		N/A		32,500	33,906	1.0%	(14)
		Common Stock (10,000 units)	12/10/2018			N/A		—	—	—%	(14)
								67,606	69,012	2.1%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2024 (Continued) (Unaudited)
(in thousands, except share data)

							December 31, 2024
Portfolio Company	Industry(46)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(38)

USES Corp. (28)	Commercial Services & Supplies	First Lien Term Loan	12/30/2020	13.62% (1M SOFR + 9.00%)	1.00	8/15/2026	$2,000	$2,000	$2,000	0.1%	(8)
		First Lien Equipment Term Loan	8/3/2022	13.62% (1M SOFR + 9.00%)	1.00	8/15/2026	18,141	18,141	18,141	0.5%	(8)(36)
		First Lien Term Loan A	3/31/2014	9.00% PIK	—	8/15/2026	75,809	30,650	220	—%	(7)
		First Lien Term Loan B	3/31/2014	15.50% PIK	—	8/15/2026	133,964	35,567	—	—%	(7)
		Common Stock (268,962 shares)	6/15/2016			N/A		—	—	—%	(14)
								86,358	20,361	0.6%
Valley Electric Company, Inc. (29)	Construction & Engineering	First Lien Term Loan to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	9.59% (3M SOFR + 5.00%) plus 2.50% PIK	3.00	6/30/2026	10,452	10,452	10,452	0.4%	(3)(8)(36)
		First Lien Term Loan	6/24/2014	8.00% plus 10.00% PIK	—	4/30/2028	38,630	38,630	38,630	1.1%	(3)(36)
		First Lien Term Loan B	3/28/2022	7.00% plus 5.50% PIK	—	4/30/2028	34,777	34,777	34,777	1.0%	(3)(36)
		Consolidated Revenue Interest (2.00%)	6/22/2018			N/A		—	1,622	—%	(10)
		Common Stock (50,000 shares)	12/31/2012			N/A		12,053	222,520	6.5%	(14)
								95,912	308,001	9.0%
Total Control Investments								$3,323,998	$3,772,329	109.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2024 (Continued) (Unaudited)
(in thousands, except share data)

							December 31, 2024
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Affiliate Investments (5.00% to 25.00% voting control)(39)

Nixon, Inc. (30)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)	5/12/2017			N/A	$	$—	$—	—%	(14)
								—	—	—%
RGIS Services, LLC	Commercial Services & Supplies	Membership Interest (8.00%)	6/25/2020			N/A		11,735	20,212	0.6%
								11,735	20,212	0.6%
Total Affiliate Investments								$11,735	$20,212	0.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2024 (Continued) (Unaudited)
(in thousands, except share data)

							December 31, 2024
Portfolio Company	Industry(46)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan	9/21/2018	12.22% (1M SOFR + 7.75%)	—	10/1/2026	$32,133	$32,064	$29,909	0.9%	(8)
								32,064	29,909	0.9%
Apidos CLO XI	Structured Finance	Subordinated Structured Note	12/6/2012	Residual Interest, current yield 9.22%	—	4/17/2034	67,783	38,098	33,752	1.0%	(5)(12)
								38,098	33,752	1.0%
Apidos CLO XII	Structured Finance	Subordinated Structured Note	3/15/2013	Residual Interest, current yield 0.00%	—	4/15/2031	52,203	24,828	20,362	0.6%	(5)(12)(15)
								24,828	20,362	0.6%
Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	Residual Interest, current yield 0.00%	—	4/21/2031	48,515	20,873	15,559	0.5%	(5)(12)(15)
								20,873	15,559	0.5%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	Residual Interest, current yield 0.00%	—	4/21/2031	35,855	20,110	17,658	0.5%	(5)(12)(15)
								20,110	17,658	0.5%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	First Lien Term Loan	2/21/2013	13.33% (3M SOFR + 8.75%)	2.00	5/15/2025	57,777	57,777	57,777	1.7%	(3)(8)
								57,777	57,777	1.7%
Aventiv Technologies, LLC	Diversified Telecommunication Services	Second Out Super Priority First Lien Term Loan	12/23/2024	14.59% (3M SOFR + 10.00%)	1.00	12/24/2025	2,855	2,756	2,855	0.1%	(8)(44)
		Second Out Super Priority First Lien Term Loan	4/2/2024	12.09% (3M SOFR + 7.50%)	1.00	7/31/2025	683	683	584	—%	(8)(36)(44)
		Third Out Super Priority First Lien Term Loan	3/28/2024	5.59% (3M SOFR + 1.00%) plus 4.09% PIK	1.00	7/31/2025	26,213	23,754	19,882	0.6%	(8)(36)(44)
		Super Priority Second Lien Term Loan	3/28/2024	13.92% (3M SOFR + 9.05%)	1.00	11/1/2025	90,509	58,476	4,526	0.1%	(7)(8)
								85,669	27,847	0.8%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	Residual Interest, current yield 0.00%	—	7/20/2029	82,809	6,622	5,746	0.2%	(5)(12)(15)
								6,622	5,746	0.2%
Barracuda Parent, LLC	IT Services	Second Lien Term Loan	8/15/2022	11.59% (6M SOFR + 7.00%)	0.50	8/15/2030	20,000	19,581	18,400	0.5%
								19,581	18,400	0.5%
BCPE North Star US Holdco 2, Inc.	Food Products	Second Lien Term Loan	6/7/2021	11.72% (1M SOFR + 7.25%)	0.75	6/11/2029	100,000	99,515	97,000	2.8%	(8)
								99,515	97,000	2.8%
BCPE Osprey Buyer, Inc.	Health Care Technology	First Lien Revolving Line of Credit - $4,239 Commitment	10/18/2021	10.22% (1M SOFR + 5.75%)	0.75	8/21/2026	2,826	2,826	2,826	0.1%	(8)(13)(46)
		First Lien Delayed Draw Term Loan - $4,691 Commitment	10/18/2021	10.22% (1M SOFR + 5.75%)	0.75	8/23/2028	4,644	4,605	4,644	0.1%	(3)(8)(13)
		First Lien Term Loan	10/18/2021	10.53% (3M SOFR + 5.75%)	0.75	8/23/2028	63,050	63,050	63,050	1.8%	(3)(8)
								70,481	70,520	2.0%
Belnick, LLC (d/b/a The Ubique Group)	Household Durables	First Lien Term Loan	1/20/2022	13.09% (3M SOFR + 8.50%)	4.00	1/20/2027	82,666	82,666	78,424	2.3%	(3)(8)
								82,666	78,424	2.3%
Burgess Point Purchaser Corporation	Automobile Components	Second Lien Term Loan	7/25/2022	14.19% (1M SOFR + 9.00%)	0.75	7/25/2030	30,000	30,000	27,975	0.8%	(3)(8)
								30,000	27,975	0.8%
California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note	4/19/2012	Residual Interest, current yield 0.00%	—	7/16/2032	58,915	30,471	24,592	0.7%	(5)(12)(15)
								30,471	24,592	0.7%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan	11/12/2020	12.96% (1M SOFR + 8.50%)	1.00	11/13/2030	8,500	8,346	8,500	0.2%	(3)(8)
								8,346	8,500	0.2%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 0.00%	—	4/30/2031	24,870	4,808	4,283	0.1%	(5)(12)(15)
								4,808	4,283	0.1%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2024 (Continued) (Unaudited)
(in thousands, except share data)

							December 31, 2024
Portfolio Company	Industry(46)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note	4/7/2017	Residual Interest, current yield 0.00%	—	7/15/2030	$25,534	$8,479	$7,580	0.2%	(5)(12)(15)
								8,479	7,580	0.2%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	8/9/2016	Residual Interest, current yield 7.14%	—	7/20/2034	32,200	30,054	25,092	0.7%	(5)(12)
								30,054	25,092	0.7%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield 0.00%	—	7/29/2030	49,552	—	146	—%	(5)(12)(15)
								—	146	—%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note	8/2/2013	Residual Interest, current yield 0.00%	—	4/24/2031	44,100	10,641	9,448	0.3%	(5)(12)(15)
								10,641	9,448	0.3%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note	10/22/2013	Residual Interest, current yield 0.00%	—	4/28/2031	45,500	16,918	14,977	0.4%	(5)(12)(15)
								16,918	14,977	0.4%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note	8/5/2014	Residual Interest, current yield 9.45%	—	1/17/2035	50,143	36,086	28,411	0.8%	(5)(12)
								36,086	28,411	0.8%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note	12/9/2016	Residual Interest, current yield 6.04%	—	10/21/2031	34,000	30,044	26,773	0.8%	(5)(12)
								30,044	26,773	0.8%
Collections Acquisition Company, Inc.	Financial Services	First Lien Term Loan	12/3/2019	12.24% (3M SOFR + 7.65%)	2.50	6/3/2027	44,769	44,769	44,769	1.3%	(3)(8)
								44,769	44,769	1.3%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note	12/18/2013	Residual Interest, current yield 8.64%	—	1/25/2035	48,978	30,110	26,404	0.8%	(5)(12)
								30,110	26,404	0.8%
Credit.com Holdings, LLC (6)	Diversified Consumer Services	First Lien Term Loan A	9/28/2023	15.59% (3M SOFR + 11.00%)	1.50	9/28/2028	36,083	36,083	34,727	1.1%	(8)(36)
		First Lien Term Loan B	9/28/2023	16.59% (3M SOFR + 12.00%)	1.50	9/28/2028	62,114	62,114	39,400	1.1%	(8)(36)
		Class B of PGX TopCo II LLC (999 Non-Voting Units)	9/28/2023			N/A		—	—	—%	(14)
								98,197	74,127	2.2%
Discovery Point Retreat, LLC (47)	Health Care Providers & Services	First Lien Term Loan	6/14/2024	12.34% (3M SOFR + 7.75%)	3.25	6/14/2029	16,873	16,873	16,873	0.5%	(3)(8)
		First Lien Revolving Line of Credit - $2,500 Commitment	6/14/2024	12.34% (3M SOFR + 7.75%)	3.25	3/14/2025	1,300	1,300	1,300	—%	(8)(13)
		Series A Preferred Stock of Discovery MSO HoldCo LLC - 7,785 Units	6/14/2024	8.00% PIK		N/A		7,950	9,653	0.3%	(14)
								26,123	27,826	0.8%
DRI Holding Inc.	Commercial Services & Supplies	First Lien Term Loan	12/21/2021	9.71% (1M SOFR + 5.25%)	0.50	12/21/2028	33,475	32,663	33,475	1.0%	(3)(8)
		Second Lien Term Loan	12/21/2021	12.46% (1M SOFR + 8.00%)	0.50	12/21/2029	145,000	145,000	145,000	4.2%	(3)(8)
								177,663	178,475	5.2%
Druid City Infusion, LLC	Pharmaceuticals	First Lien Term Loan	9/30/2024	11.83% (3M SOFR + 7.50%)	3.00	10/4/2029	49,880	49,880	49,880	1.4%	(3)(8)
		First Lien Convertible Note to Druid City Intermediate, Inc.	9/30/2024	6.00% plus 2.00% PIK	—	10/4/2033	19,043	19,043	20,407	0.6%	(3)(36)
								68,923	70,287	2.0%
DTI Holdco, Inc.	Professional Services	First Lien Term Loan	4/26/2022	9.11% (1M SOFR + 4.75%)	0.75	4/26/2029	18,130	17,901	18,130	0.5%	(3)(8)(42)
								17,901	18,130	0.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2024 (Continued) (Unaudited)
(in thousands, except share data)

							December 31, 2024
Portfolio Company	Industry(46)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Dukes Root Control Inc.	Commercial Services & Supplies	First Lien Revolving Line of Credit - $4,464 Commitment	12/8/2022	11.24% (3M SOFR + 6.50%)	1.00	12/8/2028	$1,696	$1,722	$1,696	0.1%	(8)(13)(46)
		First Lien Delayed Draw Term Loan - $8,929 Commitment	12/8/2022	11.20% (3M SOFR + 6.50%)	1.00	12/8/2028	3,222	3,211	3,222	0.1%	(8)(13)(46)
		First Lien Term Loan	12/8/2022	11.16% (3M SOFR + 6.50%)	1.00	12/8/2028	35,875	36,081	35,875	1.0%	(3)(8)
								41,014	40,793	1.2%
Easy Gardener Products, Inc.	Household Durables	Class A Units of EZG Holdings, LLC (200 units)	6/11/2020			N/A		313	—	—%	(14)
		Class B Units of EZG Holdings, LLC (12,525 units)	6/11/2020			N/A		1,688	—	—%	(14)
								2,001	—	—%
Emerge Intermediate, Inc. (45)	Pharmaceuticals	First Lien Term Loan	2/26/2024	10.77% (3M SOFR + 6.25%)	1.00	2/26/2026	56,047	56,047	55,066	1.6%	(3)(8)
								56,047	55,066	1.6%
Enseo Acquisition, Inc.	Media	First Lien Term Loan	6/2/2021	12.59% (3M SOFR + 8.00%)	1.00	6/2/2026	49,916	49,916	49,916	1.5%	(3)(8)
								49,916	49,916	1.5%
Eze Castle Integration, Inc.	Software	First Lien Delayed Draw Term Loan - $8,036 Commitment	7/15/2020	12.22% (3M SOFR + 7.50%)	3.00	1/15/2027	1,770	1,770	1,770	0.1%	(8)(13)(46)
		First Lien Term Loan	7/15/2020	12.27% (3M SOFR + 7.50%)	3.00	1/15/2027	46,166	46,166	46,166	1.3%	(3)(8)
								47,936	47,936	1.4%
Faraday Buyer, LLC	Electrical Equipment	First Lien Delayed Draw Term Loan - $6,540 - Commitment	10/11/2022	10.33% (3M SOFR + 6.00%)	1.00	10/11/2028	—	—	—	—%	(8)(13)
		First Lien Term Loan	10/11/2022	10.33% (3M SOFR + 6.00%)	1.00	10/11/2028	61,679	61,679	61,679	1.8%	(3)(8)
								61,679	61,679	1.8%
First Brands Group	Automobile Components	First Lien Term Loan	3/24/2021	9.85% ( 3M SOFR + 5.00%)	1.00	3/30/2027	21,955	21,987	20,784	0.6%	(3)(8)(42)
		Second Lien Term Loan	3/24/2021	13.35% (3M SOFR + 8.50%)	1.00	3/30/2028	37,000	36,936	35,027	1.0%	(3)(8)
								58,923	55,811	1.6%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 0.00%	—	10/15/2030	50,525	15,294	13,403	0.4%	(5)(12)(15)
								15,294	13,403	0.4%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 0.00%	—	5/16/2031	24,575	7,719	6,783	0.2%	(5)(12)(15)
								7,719	6,783	0.2%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 0.00%	—	7/15/2031	39,905	13,118	11,577	0.3%	(5)(12)(15)
								13,118	11,577	0.3%
Global Tel*Link Corporation (d./b/a ViaPath Technologies)	Diversified Telecommunication Services	First Lien Term Loan	8/6/2024	11.86% (1M SOFR + 7.50%)	3.00	8/6/2029	126,683	122,026	124,712	3.6%	(3)(8)
								122,026	124,712	3.6%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield 0.00%	—	4/28/2025	41,164	2	2	—%	(5)(12)(15)
								2	2	—%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield 0.00%	—	10/18/2027	39,598	30	28	—%	(5)(12)(15)
								30	28	—%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 0.00%	—	7/18/2031	19,025	2,731	3,001	0.1%	(5)(12)(15)
								2,731	3,001	0.1%
Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	Software	Second Lien Term Loan	11/14/2019	11.44% (3M SOFR + 6.75%)	0.75	11/19/2027	52,500	52,433	46,393	1.3%	(3)(8)
								52,433	46,393	1.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2024 (Continued) (Unaudited)
(in thousands, except share data)

							December 31, 2024
Portfolio Company	Industry(46)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Imperative Worldwide, LLC (f/k/a MAGNATE WORLDWIDE, LLC)	Air Freight & Logistics	First Lien Term Loan	3/11/2022	9.98% (3M SOFR + 5.50%)	0.75	12/30/2028	$37,394	$37,264	$37,394	1.1%	(3)(8)
		Second Lien Term Loan	12/30/2021	12.98% (3M SOFR + 8.50%)	0.75	12/30/2029	95,000	95,000	95,000	2.8%	(3)(8)
								132,264	132,394	3.9%
Interventional Management Services, LLC	Health Care Providers & Services	First Lien Revolving Line of Credit - $5,000 Commitment	2/22/2021	13.58% (3M SOFR + 9.00%)	1.00	2/22/2025	5,000	5,000	5,000	0.1%	(8)(13)
		First Lien Term Loan	2/22/2021	13.58% (3M SOFR + 9.00%)	1.00	2/20/2026	64,860	64,860	64,860	1.9%	(3)(8)
								69,860	69,860	2.0%
iQor Holdings, Inc.	Professional Services	First Lien Term Loan	6/11/2024	12.09% (3M SOFR + 7.50%)	2.50	6/11/2029	49,375	49,375	49,375	1.4%	(3)(8)
		Common Stock of Bloom Parent, Inc. (10,450 units)	6/11/2024			N/A		10,450	14,054	0.4%	(14)
								59,825	63,429	1.8%
Japs-Olson Company, LLC (31)	Commercial Services & Supplies	First Lien Term Loan	5/25/2023	11.08% (3M SOFR + 6.75%)	2.00	5/25/2028	56,959	56,959	56,959	1.7%	(3)(8)
								56,959	56,959	1.7%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	6/26/2015	Residual Interest, current yield 0.00%	—	10/20/2031	23,594	7,972	7,161	0.2%	(5)(12)(15)
								7,972	7,161	0.2%
Julie Lindsey, Inc.	Textiles, Apparel & Luxury Goods	First Lien Revolving Line of Credit - $2,000 Commitment	7/27/2023	10.33% (3M SOFR + 6.00%)	4.00	7/27/2027	—	—	—	—%	(8)(13)
		First Lien Term Loan	7/27/2023	10.33% (3M SOFR + 6.00%)	4.00	7/27/2028	19,400	19,400	19,400	0.6%	(3)(8)
								19,400	19,400	0.6%
K&N HoldCo, LLC	Automobile Components	Class A Common Units (137,215 units)	2/14/2023			N/A		25,802	586	—%	(14)
								25,802	586	—%
KM2 Solutions LLC	Professional Services	First Lien Term Loan	12/17/2020	14.08% (3M SOFR + 9.60%)	3.00	12/17/2025	17,787	17,787	17,787	0.5%	(3)(8)
								17,787	17,787	0.5%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 0.00%	—	7/21/2031	49,934	2,016	1,792	0.1%	(5)(12)(15)
								2,016	1,792	0.1%
LGC US FINCO, LLC	Machinery	First Lien Term Loan	1/17/2020	10.97% (1M SOFR + 6.50%)	1.00	12/20/2025	28,908	28,747	28,822	0.8%	(3)(8)
								28,747	28,822	0.8%
Lucky US BuyerCo LLC	Financial Services	First Lien Revolving Line of Credit - $2,775 Commitment	4/3/2023	12.22% (3M SOFR + 7.50%)	1.00	4/1/2029	1,665	1,665	1,665	0.1%	(8)(13)(46)
		First Lien Term Loan	4/3/2023	11.83% (3M SOFR + 7.50%)	1.00	4/1/2029	21,348	21,348	21,348	0.6%	(3)(8)
								23,013	23,013	0.7%
MAC Discount, LLC	Distributors	First Lien Term Loan	5/11/2023	13.08% (3M SOFR + 8.50%)	1.50	5/11/2028	31,519	31,277	31,519	1.0%	(3)(8)
		Class A Senior Preferred Stock to MAC Discount Investments, LLC (1,500,000 shares)	5/11/2023	12.00%		N/A		1,500	1,666	—%	(14)
								32,777	33,185	1.0%
Medical Solutions Holdings, Inc. (4)	Health Care Providers & Services	Second Lien Term Loan	11/1/2021	11.69% (1M SOFR + 7.00%)	0.50	11/1/2029	54,463	54,436	39,088	1.1%	(8)
								54,436	39,088	1.1%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note	4/17/2013	Residual Interest, current yield 0.00%	—	10/15/2030	43,650	5,332	4,889	0.1%	(5)(12)(15)
								5,332	4,889	0.1%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 0.00%	—	7/15/2031	47,830	1,493	1,370	—%	(5)(12)(15)
								1,493	1,370	—%
Nexus Buyer LLC	Capital Markets	Second Lien Term Loan	11/5/2021	10.71% (1M SOFR + 6.25%)	0.50	11/5/2029	26,500	26,500	26,500	0.8%	(3)(8)
								26,500	26,500	0.8%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2024 (Continued) (Unaudited)
(in thousands, except share data)

							December 31, 2024
Portfolio Company	Industry(46)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 0.00%	—	7/19/2030	$42,064	$14,017	$12,419	0.4%	(5)(12)(15)
								14,017	12,419	0.4%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note	8/12/2015	Residual Interest, current yield 0.00%	—	4/16/2031	46,016	5,931	5,359	0.2%	(5)(12)(15)
								5,931	5,359	0.2%
OneTouchPoint Corp	Commercial Services & Supplies	First Lien Term Loan	2/19/2021	12.58% (3M SOFR + 8.00%)	1.00	2/19/2026	34,642	34,642	34,642	1.0%	(3)(8)
								34,642	34,642	1.0%
PeopleConnect Holdings, Inc (9)	Interactive Media & Services	First Lien Term Loan	1/22/2020	12.73% (3M SOFR + 8.25%)	2.75	1/22/2026	106,294	106,294	106,294	3.1%	(3)(8)
								106,294	106,294	3.1%
PlayPower, Inc.	Leisure Products	First Lien Revolving Line of Credit - $2,626 Commitment	8/28/2024	9.58% (3M SOFR + 5.25%)	0.75	8/28/2030	—	—	—	—%	(8)(13)
		First Lien Term Loan	8/28/2024	9.58% ( 3M SOFR + 5.25%)	0.75	8/28/2030	17,330	17,047	17,125	0.5%	(3)(8)
								17,047	17,125	0.5%
Precisely Software Incorporated (27)	Software	Second Lien Term Loan	4/23/2021	12.10% (3M SOFR + 7.25%)	0.75	4/23/2029	80,000	79,504	78,405	2.3%	(3)(8)
								79,504	78,405	2.3%
Preventics, Inc. (d/b/a Legere Pharmaceuticals) (41)	Personal Care Products	First Lien Term Loan	11/12/2021	15.09% (3M SOFR + 10.50%)	1.00	11/12/2026	8,836	8,836	8,836	0.3%	(3)(8)
		Series A Convertible Preferred Stock (320 units)	11/12/2021	8.00%		N/A		127	320	—%	(14)
		Series C Convertible Preferred Stock (3,575 units)	11/12/2021	8.00%		N/A		1,419	3,570	0.1%	(14)
								10,382	12,726	0.4%
Redstone Holdco 2 LP (20)	IT Services	Second Lien Term Loan	4/16/2021	12.60% (1M SOFR + 7.75%)	0.75	4/27/2029	50,000	49,515	33,419	1.0%	(8)
								49,515	33,419	1.0%
Research Now Group, LLC and Dynata, LLC	Professional Services	First Lien First Out Term Loan	7/15/2024	9.79% (3M SOFR + 5.00%)	1.00	7/15/2028	365	358	364	—%	(8)
		First Lien Second Out Term Loan	7/15/2024	10.29% (3M SOFR + 5.50%)	1.00	10/15/2028	8,035	8,035	7,379	0.2%	(8)(44)
		Common Stock of New Insight Holdings, Inc. - 210,781 Shares	7/15/2024			N/A		3,329	3,170	0.1%	(14)
		Warrants (to purchase 285,714 shares of Common Stock of New Insight Holdings, Inc.)	7/15/2024			7/15/2029		—	—	—%	(14)
								11,722	10,913	0.3%
Rising Tide Holdings, Inc.	Specialty Retail	First Lien First Out Term Loan	9/25/2024	15.00% PIK	—	6/13/2028	2,196	2,196	2,196	0.1%	(36)
		First Lien Second Out Term Loan	9/25/2024	12.00% PIK	—	6/13/2028	5,845	5,462	4,676	0.1%	(36)(44)
		Class A Common Units of Marine One Holdco, LLC (345,600 units)	9/12/2023			N/A		23,898	452	—%	(14)
		Warrants (to purchase 3,456,000 Class A Common Units of Marine One Holdco, LLC)	9/25/2024			9/25/2044		—	—	—%	(14)
		Warrants (to purchase 50,456 Class A Common Units of Marine One Holdco, LLC)	9/12/2023			9/12/2028		—	—	—%	(14)
								31,556	7,324	0.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2024 (Continued) (Unaudited)
(in thousands, except share data)

							December 31, 2024
Portfolio Company	Industry(46)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

The RK Logistics Group, Inc.	Commercial Services & Supplies	First Lien Term Loan	3/24/2022	15.09% (3M SOFR + 10.50%)	1.00	12/18/2028	$5,656	$5,656	$5,656	0.2%	(3)(8)
		First Lien Term Loan	12/19/2023	12.09% (3M SOFR + 7.50%)	4.00	12/18/2028	33,510	33,510	33,184	1.0%	(3)(8)
		Class A Common Units (263,000 units)	3/24/2022			N/A		263	1,546	—%	(14)
		Class B Common Units (1,435,000 units)	3/24/2022			N/A		2,487	8,433	0.2%	(14)
		Class C Common Units (450,000 units)	6/28/2024			N/A		2,250	2,645	0.1%
								44,166	51,464	1.5%
RME Group Holding Company	Media	First Lien Term Loan A	5/4/2017	10.08% (3M SOFR + 5.50%)	1.00	5/6/2025	19,249	19,249	19,249	0.6%	(3)(8)
		First Lien Term Loan B	5/4/2017	15.58% (3M SOFR + 11.00%)	1.00	5/6/2025	20,358	20,358	20,358	0.6%	(3)(8)
								39,607	39,607	1.2%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note	4/11/2014	Residual Interest, current yield 0.00%	—	4/21/2031	27,725	8,309	7,508	0.2%	(5)(12)(15)
								8,309	7,508	0.2%
Rosa Mexicano	Hotels, Restaurants & Leisure	First Lien Revolving Line of Credit - $5,195 Commitment	3/29/2018	16.00%	—	6/13/2026	5,194	5,194	4,594	0.1%	(13)
		First Lien Term Loan	3/29/2018	12.09% (3M SOFR + 7.50%)	1.25	6/13/2026	22,714	22,714	18,982	0.6%	(8)(36)
								27,908	23,576	0.7%
ShiftKey, LLC	Health Care Technology	First Lien Term Loan	6/21/2022	10.34% (3M SOFR + 5.75%)	1.00	6/21/2027	63,537	63,255	61,658	1.8%	(3)(8)
								63,255	61,658	1.8%
Shutterfly Finance, LLC	Household Durables	First Lien Term Loan	6/5/2023	10.51% (3M SOFR + 6.00%)	1.00	10/1/2027	2,406	2,436	2,406	0.1%	(8)
		Second Lien Term Loan	6/6/2023	5.36% (3M SOFR + 1.00%) plus 4.00% PIK	1.00	10/1/2027	18,890	18,890	16,693	0.5%	(8)(36)
								21,326	19,099	0.6%
Spectrum Vision Holdings, LLC	Health Care Providers & Services	First Lien Term Loan	5/2/2023	11.09% (3M SOFR + 6.50%)	1.00	11/17/2025	29,469	29,469	29,469	0.9%	(3)(8)
								29,469	29,469	0.9%
STG Distribution, LLC (f/k/a Reception Purchaser, LLC)	Air Freight & Logistics	First Out First Lien Term Loan	10/3/2024	5.52% (1M SOFR + 1.00% ) plus 7.25% PIK	1.50	10/3/2029	14,598	14,286	14,598	0.4%	(8)(36)
		Second Out First Lien Term Loan	10/3/2024	5.52% (1M SOFR + 1.00% ) plus 6.50% PIK	1.5	10/3/2029	37579	37,579	37,579	1.1%	(8)(36)(44)
		Third Out First Lien Term Loan	10/3/2024	5.52% (1M SOFR + 1.00% ) plus 6.00% PIK	1.5	10/3/2029	18774	18,774	9,819	0.3%	(8)(36)(44)
								70,639	61,996	1.8%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interest	12/4/2006			N/A		—	—	—%	(11)
								—	—	—%
Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note	5/6/2014	Residual Interest, current yield 0.00%	—	7/14/2026	49,250	—	—	—%	(5)(12)(15)(17)
								—	—	—%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note	10/17/2014	Residual Interest, current yield 0.00%	—	1/19/2032	63,831	19,652	17,571	0.5%	(5)(12)(15)
								19,652	17,571	0.5%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	11/17/2022	8.00%	8.00	8/29/2028	28,197	28,197	28,679	0.8%
		First Lien Term Loan	1/26/2018	3.00% plus 5.00% PIK	3.00	8/29/2028	41,616	41,616	42,327	1.2%	(36)
		First Lien Term Loan	1/26/2018	8.00%	8.00	8/29/2028	161,697	161,697	164,462	4.8%
		Class B of Town & Country TopCo LLC (999 Non-Voting Units)	11/17/2022			N/A		15,000	16,329	0.5%	(14)
								246,510	251,797	7.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2024 (Continued) (Unaudited)
(in thousands, except share data)

							December 31, 2024
Portfolio Company	Industry(46)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	14.26% (3M SOFR + 9.00%) plus 1.50% PIK	5.00	11/30/2025	$20,799	$20,799	$20,799	0.6%	(3)(8)(36)
								20,799	20,799	0.6%
United Sporting Companies, Inc. (16)	Distributors	Second Lien Term Loan	9/28/2012	15.96% (1M LIBOR + 11.00%) plus 2.00% PIK	2.25	11/16/2019	189,505	88,802	9,559	0.3%	(7)
								88,802	9,559	0.3%
Upstream Newco, Inc.	Health Care Providers & Services	Second Lien Term Loan	11/20/2019	13.19% (3M SOFR + 8.50%)	—	11/20/2027	22,000	21,926	18,322	0.5%	(8)
								21,926	18,322	0.5%
USG Intermediate, LLC	Leisure Products	First Lien Revolving Line of Credit - $14,000 Commitment	4/15/2015	13.71% (1M SOFR + 9.25%)	1.00	2/9/2028	14,000	14,000	14,000	0.4%	(8)(13)
		First Lien Term Loan B	4/15/2015	16.21% (1M SOFR + 11.75%)	1.00	2/9/2028	59,265	59,265	59,265	1.7%	(3)(8)
		Equity	4/15/2015			N/A		1	—	—%	(14)
								73,266	73,265	2.1%
Victor Technology, LLC	Distributors	First Lien Term Loan	12/3/2021	12.09% (3M SOFR + 7.50%)	1.00	12/3/2028	11,100	11,100	11,100	0.3%	(3)(8)
								11,100	11,100	0.3%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 0.00%	—	10/15/2030	40,612	6,303	5,647	0.2%	(5)(12)(15)
								6,303	5,647	0.2%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 0.00%	—	4/18/2031	40,773	4,966	4,503	0.1%	(5)(12)(15)
								4,966	4,503	0.1%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2016	Residual Interest, current yield 0.00%	—	10/20/2031	28,100	15,475	13,302	0.4%	(5)(12)(15)
								15,475	13,302	0.4%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note	6/13/2017	Residual Interest, current yield 5.72%	—	4/20/2034	44,885	47,178	39,270	1.1%	(5)(12)
								47,178	39,270	1.1%
WatchGuard Technologies, Inc.	IT Services	First Lien Term Loan	8/17/2022	9.61% (1M SOFR + 5.25%)	0.75	6/30/2029	34,213	34,213	34,152	1.0%	(3)(8)
								34,213	34,152	1.0%
Wellful Inc.	Food Products	First Out First Lien Term Loan	11/27/2024	9.96% (1M SOFR + 5.00%)	1.00	4/19/2029	11,041	11,041	11,055	0.3%	(8)
		Second Out First Lien Term Loan	11/27/2024	10.21% (1M SOFR + 5.25%)	1.00	4/19/2030	18,489	18,489	16,733	0.5%	(8)(44)
								29,530	27,788	0.8%
Wellpath Holdings, Inc.	Health Care Providers & Services	First Lien Revolving Line of Credit	10/31/2024	10.82% (3M SOFR + 5.50%)	—	10/1/2025	5,891	1,620	2,209	0.1%	(7)(8)
		First Lien Term Loan	5/13/2019	12.28% (3M SOFR + 7.50%) plus 2.00% PIK	—	10/1/2025	28,520	13,308	10,695	0.3%	(7)(8)
		Second Lien Term Loan	9/25/2018	15.78% (3M SOFR + 11.00%)	—	10/1/2026	62,365	36,385	—	—%	(7)(8)
		First Lien First Out Term Loan	11/13/2024	5.40% (3M SOFR + 1.00%) plus 6.25% PIK	2.00	6/9/2025	16,164	16,164	27,983	0.8%	(8)
		First Lien Second Out Term Loan	11/13/2024	11.30% (3M SOFR + 6.93%)	2.00	6/9/2025	33,297	14,617	25,338	0.7%	(8)(44)
								82,094	66,225	1.9%
Total Non-Control/Non-Affiliate Investments								$3,689,972	$3,340,387	97.1%

Total Portfolio Investments								$7,025,705	$7,132,928	207.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2024 (Continued) (Unaudited)
(in thousands, except share data)

Endnote Explanations as of December 31, 2024 (Unaudited)

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
(2)Fair value is determined by or under the direction of our Board of Directors. Unless otherwise indicated by endnote 42 below, all of our investments are valued using significant unobservable inputs. In accordance with ASC 820, such investments are classified as Level 3 within the fair value hierarchy. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.
(3)Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair value of the investments held by PCF at December 31, 2024 was $2,421,090, representing 33.9% of our total investments.
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
(6)On September 28, 2023, in connection with a Chapter 11 process, PGX Holdings, Inc. (“PGX”) sold the majority of its assets to a new entity, Credit.com Holdings, LLC (“Credit.com”). As part of the transaction, we rolled the majority of our existing First Lien Term Loan into a new First Lien Term Loan A and new First Lien Term Loan B at Credit.com. We were also issued equity at Credit.com, which we hold through our Class B non-voting equity investment in PGX Topco II LLC. As of December 31, 2024, we classify our investment in Credit.com as non-control/non-affiliate.

(7)Investment on non-accrual status as of the reporting date (See Note 2).
(8)Certain variable rate securities in our portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. The 1-Month Secured Overnight Financing Rate or “1M SOFR”, was 4.33% as of December 31, 2024. The 3-Month Secured Overnight Financing Rate or “3M SOFR”, was 4.31% as of December 31, 2024. The 6-Month Secured Overnight Financing Rate or “6M SOFR” was 4.25% as of December 31, 2024. The PRIME Rate or “PRIME” was 8.00% as of December 31, 2024. The impact of a SOFR credit spread adjustment, if applicable, is included within the stated all-in interest rate.
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
(12)Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets as calculated in accordance with regulatory requirements. As of December 31, 2024, our qualifying assets, as a percentage of total assets, stood at 83.32%. We monitor the status of these assets on an ongoing basis.
(13)Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.75%. As of December 31, 2024, $61,910 of undrawn revolver and delayed draw term loan commitments to our portfolio companies, of which $29,200 are considered at the Company’s sole discretion.
(14)Represents non-income producing security that has not paid a dividend in the year preceding the reporting date.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2024 (Continued) (Unaudited)
(in thousands, except share data)

Endnote Explanations as of December 31, 2024 (Continued) (Unaudited)
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
(18)CP Holdings of Delaware LLC (“CP Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of CP Energy Services Inc. (“CP Energy”) as of December 31, 2024. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $46,095 in first lien term loans (the “Spartan Term Loans”) due to us as of December 31, 2024. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. In September 2020, we made a new $26,193 Series A preferred stock investment in Spartan Energy Holdings, Inc., which equates to 100% of the Series A non-voting redeemable preferred stock outstanding.
(19)Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of December 31, 2024. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company.
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
(23)MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 100% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc. (“MITY-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. Our subordinated unsecured note issued and outstanding to Broda Canada is denominated in Canadian Dollars (“CAD”). As of December 31, 2024, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder.
(24)NPH Property Holdings, LLC (“NPH”), a consolidated entity in which we own 100% of the membership interests, owns 100% of the common equity of National Property REIT Corp. (“NPRC”) (f/k/a National Property Holdings Corp.), a property
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2024 (Continued) (Unaudited)
(in thousands, except share data)

Endnote Explanations as of December 31, 2024 (Continued) (Unaudited)
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
(25)Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 94.48% of Nationwide Loan Company LLC, the operating company, as of December 31, 2024. We report Nationwide Loan Company LLC as a separate controlled company. Prospect has a first priority security interest in the assets of Nationwide.
(26)NMMB Holdings, Inc. (“NMMB Holdings”), a consolidated entity in which we own 100% of the equity, owns 92.77% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of December 31, 2024. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.
(27)Vision Solutions, Inc. and Precisely Software Incorporate are joint borrowers on the Second Lien Term Loan.
(28)Prospect owns 99.96% of the equity of USES Corp. as of December 31, 2024.
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
(30)As of December 31, 2024, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC, the parent company of Nixon, Inc.
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
(33)As of December 31, 2024, the residual profit interest includes both (i) 8.33% of TLA, TLD and TLE residual profit and (ii) 100% of TLC residual profits, with both calculated quarterly in arrears.
(34)Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.99% ownership interest of Pacific World as of December 31, 2024. As a result, Prospect’s investment in Pacific World is classified as a control investment.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2024 (Continued) (Unaudited)
(in thousands, except share data)

Endnote Explanations as of December 31, 2024 (Continued) (Unaudited)
(35)The following shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of December 31, 2024:

Industry(46)	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$35,106	$—	$—	$—	$32,500	$67,606
Commercial Services & Supplies	144,073	—	—	7,200	27,349	178,622
Construction & Engineering	83,859	—	—	—	12,053	95,912
Consumer Finance	576,203	—	—	—	82,843	659,046
Diversified Consumer Services	1,500	—	—	—	2,378	3,878
Energy Equipment & Services	136,112	—	—	—	175,658	311,770
Residential Real Estate Investment Trusts (REITs)	882,486	—	—	—	20,030	902,516
Health Care Providers & Services	330,013	—	—	—	45,118	375,131
Machinery	47,322	—	—	—	6,866	54,188
Marine Transport	—	—	—	—	47,116	47,116
Media	29,723	—	—	—	—	29,723
Personal Care Products	111,376	—	—	—	221,795	333,171
Trading Companies & Distributors	54,738	—	—	—	55,581	110,319
Structured Finance(A)	155,000	—	—	—	—	155,000
Total Control Investments	$2,587,511	$—	$—	$7,200	$729,287	$3,323,998
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$11,735	$11,735
Total Affiliate Investments	$—	$—	$—	$—	$11,735	$11,735
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$107,903	$95,000	$—	$—	$—	$202,903
Automobile Components	21,987	66,936	—	—	25,802	114,725
Capital Markets	—	26,500	—	—	—	26,500
Commercial Services & Supplies	204,444	153,346	—	—	5,000	362,790
Distributors	273,887	88,802	—	—	16,500	379,189
Diversified Consumer Services	98,197	—	—	—	—	98,197
Diversified Telecommunication Services	149,219	58,476	—	—	—	207,695
Electrical Equipment	61,679	—	—	—	—	61,679
Financial Services	67,782	—	—	—	—	67,782
Food Products	29,530	131,579	—	—	—	161,109
Health Care Providers & Services	220,988	112,747	—	—	7,950	341,685
Health Care Technology	133,736	—	—	—	—	133,736
Hotels, Restaurants & Leisure	27,908	—	—	—	—	27,908
Household Durables	85,102	18,890	—	—	2,001	105,993
Interactive Media & Services	106,294	—	—	—	—	106,294
IT Services	34,213	69,096	—	—	—	103,309
Leisure Products	90,312	—	—	—	1	90,313
Machinery	49,546	—	—	—	—	49,546
Media	89,523	—	—	—	—	89,523
Personal Care Products	8,836	—	—	—	1,546	10,382
Pharmaceuticals	124,970	—	—	—	—	124,970
Professional Services	93,456	—	—	—	13,779	107,235
Software	47,936	131,937	—	—	—	179,873
Specialty Retail	7,658	—	—	—	23,898	31,556
Textiles, Apparel & Luxury Goods	19,400	—	—	—	—	19,400
Structured Finance	—	—	485,680	—	—	485,680
Total Non-Control/Non-Affiliate	$2,154,506	$953,309	$485,680	$—	$96,477	$3,689,972
Total Portfolio Investment Cost	$4,742,017	$953,309	$485,680	$7,200	$837,499	$7,025,705
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2024 (Continued) (Unaudited)
(in thousands, except share data)

Endnote Explanations as of December 31, 2024 (Continued) (Unaudited)
The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of December 31, 2024:

Industry(46)	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Control Investments
Aerospace & Defense	$35,106	$—	$—	$—	$33,906	$69,012	2.0%
Commercial Services & Supplies	78,074	—	—	5,118	27,806	110,998	3.2%
Construction & Engineering	83,859	—	—	—	224,142	308,001	9.0%
Consumer Finance	565,671	—	—	—	236,225	801,896	23.3%
Diversified Consumer Services	1,500	—	—	—	3,443	4,943	0.1%
Energy Equipment & Services	120,807	—	—	—	—	120,807	3.5%
Residential Real Estate Investment Trusts(REITs)	882,486	—	—	—	542,475	1,424,961	41.4%
Health Care Providers & Services	330,013	—	—	—	76,580	406,593	11.8%
Machinery	47,322	—	—	—	57,812	105,134	3.1%
Marine Transport	—	—	—	—	12,139	12,139	0.4%
Media	29,723	—	—	—	49,121	78,844	2.3%
Personal Care Products	111,342	—	—	—	—	111,342	3.2%
Trading Companies & Distributors	54,739	—	—	—	7,920	62,659	1.8%
Structured Finance(A)	155,000	—	—	—	—	155,000	4.5%
Total Control Investments	$2,495,642	$—	$—	$5,118	$1,271,569	$3,772,329	109.7%
Fair Value % of Net Assets	72.5%	—%	—%	0.1%	37.0%	109.7%
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$20,212	$20,212	0.4%
Total Affiliate Investments	$—	$—	$—	$—	$20,212	$20,212	0.6%
Fair Value % of Net Assets	—%	—%	—%	—%	0.6%	0.6%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$99,390	$95,000	$—	$—	$—	$194,390	5.7%
Automobile Components	20,784	63,002	—	—	586	84,372	2.5%
Capital Markets	—	26,500	—	—	—	26,500	0.8%
Commercial Services & Supplies	204,709	153,500	—	—	12,624	370,833	10.8%
Distributors	278,087	9,559	—	—	17,995	305,641	8.9%
Diversified Consumer Services	74,127	—	—	—	—	74,127	2.2%
Diversified Telecommunication Services	148,033	4,526	—	—	—	152,559	4.4%
Electrical Equipment	61,679	—	—	—	—	61,679	1.8%
Financial Services	67,782	—	—	—	—	67,782	2.0%
Food Products	27,788	126,909	—	—	—	154,697	4.5%
Health Care Providers & Services	241,504	57,410	—	—	9,653	308,567	9.0%
Health Care Technology	132,178	—	—	—	—	132,178	3.8%
Hotels, Restaurants & Leisure	23,576	—	—	—	—	23,576	0.7%
Household Durables	80,830	16,693	—	—	—	97,523	2.8%
Interactive Media & Services	106,294	—	—	—	—	106,294	3.1%
IT Services	34,152	51,819	—	—	—	85,971	2.5%
Leisure Products	90,390	—	—	—	—	90,390	2.6%
Machinery	49,621	—	—	—	—	49,621	1.4%
Media	89,523	—	—	—	—	89,523	2.6%
Personal Care Products	8,836	—	—	—	3,890	12,726	0.4%
Pharmaceuticals	125,353	—	—	—	—	125,353	3.6%
Professional Services	93,035	—	—	—	17,224	110,259	3.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2024 (Continued) (Unaudited)
(in thousands, except share data)

Endnote Explanations as of December 31, 2024 (Continued) (Unaudited)

Industry(46)	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Software	47,936	124,798	—	—	—	172,734	5.0%
Specialty Retail	6,872	—	—	—	452	7,324	0.2%
Textiles, Apparel & Luxury Goods	19,400	—	—	—	—	19,400	0.6%
Structured Finance (A)	—	—	416,368	—	—	416,368	12.1%
Total Non-Control/Non-Affiliate	$2,131,879	$729,716	$416,368	$—	$62,424	$3,340,387	97.1%
Fair Value % of Net Assets	62.0%	21.2%	12.1%	—%	1.8%	97.1%
Total Portfolio	$4,627,521	$729,716	$416,368	$5,118	$1,354,205	$7,132,928	207.4%
Fair Value % of Net Assets	134.5%	21.2%	12.1%	0.1%	39.4%	207.4%
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2024 (Continued) (Unaudited)
(in thousands, except share data)

Endnote Explanations as of December 31, 2024 (Continued) (Unaudited)

(36)The interest rate on these investments, excluding those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended December 31, 2024:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Aventiv Technologies, LLC - Third Out Super Priority First Lien Term Loan	9.68%	—%	4.09%
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan	12.09%	—%	—%	(A)
CP Energy Services Inc. - First Lien Term Loan A to Spartan Energy Services, LLC	12.59%	—%	—%	(B)
Credit Central Loan Company, LLC - First Lien Term Loan	10.00%	—%	5.00%	(C)
Credit.com Holdings, LLC - First Lien Term Loan A	15.59%	—%	—%	(D)
Credit.com Holdings, LLC - First Lien Term Loan B	16.59%	—%	—%	(D)
Druid City Infusion, LLC - First Lien Convertible Note	2.00%	—%	2.00%
First Tower Finance Company LLC - First Lien Term Loan	2.78%	12.22%	5.00%	(E)
InterDent, Inc. - First Lien Term Loan B	7.00%	—%	7.00%
InterDent, Inc. - First Lien Delayed Draw Term Loan B	7.00%	—%	7.00%
MITY, Inc. - First Lien Term Loan B	—%	10.00%	10.00%
National Property REIT Corp. - First Lien Term Loan A	—%	2.00%	2.00%
National Property REIT Corp. - First Lien Term Loan C	—%	2.25%	2.25%
National Property REIT Corp. - First Lien Term Loan D	—%	2.00%	2.00%
National Property REIT Corp. - First Lien Term Loan E	7.00%	—%	7.00%
Pacific World Corporation - First Lien Revolving Line of Credit	7.56%	1.04%	8.61%
Pacific World Corporation - First Lien Term Loan A	7.09%	1.51%	8.61%
STG Distribution, LLC (f/k/a Reception Purchaser, LLC) - First Out First Lien Term Loan	7.25%	—%	7.25%
STG Distribution, LLC (f/k/a Reception Purchaser, LLC) - Second Out First Lien Term Loan	6.50%	—%	6.50%
STG Distribution, LLC (f/k/a Reception Purchaser, LLC) - Third Out First Lien Term Loan	6.00%	—%	6.00%
Rising Tide Holdings, Inc. - First Lien First Out Term Loan	15.00%	—%	15.00%
Rising Tide Holdings, Inc. - First Lien Second Out Term Loan	12.00%	—%	12.00%
Rosa Mexicano - First Lien Term Loan	6.04%	6.04%	—%	(F)
Shutterfly, LLC - Second Lien Term Loan	4.00%	—%	4.00%
Town & Country Holdings, Inc. - First Lien Term Loan	3.24%	1.76%	5.00%
TPS, LLC - First Lien Term Loan	1.50%	—%	1.50%
USES Corp. - First Lien Equipment Term Loan	13.62%	—%	—%	(G)
Valley Electric Co. of Mt. Vernon, Inc. - First Lien Term Loan	—%	2.50%	2.50%
Valley Electric Company, Inc. - First Lien Term Loan	—%	10.00%	10.00%
Valley Electric Company, Inc. - First Lien Term Loan B	—%	5.50%	5.50%
(A) On December 29, 2023, the Aventiv Technologies, LLC Second Lien Term Loan was amended to allow a portion of interest accruing in cash to be payable in kind.
(B) On August 22, 2022, the Spartan Energy Services, LLC Twenty-Fifth Amendment to Amended and Restated Senior Secured Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 12.59%.
(C) On September 30, 2022, the Credit Central Senior Subordinated Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 10.00%.
(D) On September 28, 2023, the Credit.com First Lien Term Loan A and First Lien Term Loan B were amended to allow a portion of interest accruing in cash to be payable in kind.
(E) On December 30, 2022, the First Tower Finance Company LLC Amendment No. 15 was amended to reduce the PIK rate to 5.00% and allow the interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 15.00%.
(F) On September 27, 2024, the Rosa Mexicano First Lien Term Loan was amended to allow a portion of interest accruing in cash to be payable in kind.
(G) On March 28, 2023, the USES Corp. First Lien Equipment Term loan was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 13.62%.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2024 (Continued) (Unaudited)
(in thousands, except share data)

Endnote Explanations as of December 31, 2024 (Continued) (Unaudited)
(37)As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the six months ended December 31, 2024 with these controlled investments were as follows:

Controlled Companies	Fair Value at June 30, 2024	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at December 31, 2024		Interest income	Dividend income	Other income	Net realized gains (losses)
CP Energy Services Inc.	$70,721	$8,005	$—	$480	$79,207		$6,261	$—	$—	$—
CP Energy - Spartan Energy Services, Inc.	39,485	4,918	—	(2,802)	41,600		2,910	—	—	—
Credit Central Loan Company, LLC	79,230	3,525	—	(7,133)	75,622		4,286	—	—	—
Echelon Transportation, LLC	66,923	1,260	(1,260)	(4,264)	62,659		1,692	—	—	—
First Tower Finance Company LLC	605,928	9,064	(437)	50,563	665,118		33,022	—	—	—
Freedom Marine Solutions, LLC	12,651	975	—	(1,487)	12,139		—	—	—	—
InterDent, Inc.	463,883	13,585	—	(70,875)	406,593		19,507	—	—	—
Kickapoo Ranch Pet Resort	4,742	—	—	201	4,943		96	—	—	—
MITY, Inc.	85,583	2,215	—	2,839	90,637		4,728	—	55	4
National Property REIT Corp.	1,696,462	46,591	(76,756)	(65,706)	1,600,591		48,770	—	14,825	—
Nationwide Loan Company LLC	43,162	3,231	—	(5,867)	40,526		2,630	—	—	—
NMMB, Inc.	94,265	—	—	(15,421)	78,844		2,085	—	—	6,366
Pacific World Corporation	104,663	12,775	—	(6,096)	111,342		4,999	—	170	—
R-V Industries, Inc.	102,402	10,000	—	(7,268)	105,134		2,636	4,387	—	—
Universal Turbine Parts, LLC	68,067	—	(29)	974	69,012		2,027	—	—	—
USES Corp.	17,989	5,921	—	(3,549)	20,361		1,321	—	—	—
Valley Electric Company, Inc.	316,419	—	—	(8,418)	308,001	(c)	6,392	—	333	—
Total	$3,872,575	$122,065	$(78,482)	$(143,829)	$3,772,329		$143,362	$4,387	$15,383	$6,370
(A) Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, OID accretion and PIK interest, and any transfer of investments.
(B) Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.
(C) Does not cross-foot due to rounding.

(38)As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the six months ended December 31, 2024 with these affiliated investments were as follows:

Affiliated Companies	Fair Value at June 30, 2024	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at December 31, 2024	Interest income	Dividend income	Other income	Net realized gains (losses)
Nixon, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
RGIS Services, LLC	18,069	—	141	2,002	20,212	—	141	—	—
Total	$18,069	$—	$141	$2,002	$20,212	$—	$141	$—	$—
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2024 (Continued) (Unaudited)
(in thousands, except share data)

Endnote Explanations as of December 31, 2024 (Continued) (Unaudited)

(39)Acquisition date represents the date of PSEC's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at PSEC's current investment as of December 31, 2024 (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments) (See endnote 40 for NPRC equity follow-on acquisitions):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
8th Avenue Food & Provisions, Inc.	Second Lien Term Loan	11/17/2020, 9/17/2021	$7,051
Apidos CLO XI	Subordinated Structured Note	11/2/2016, 4/8/2021	7,559
Apidos CLO XII	Subordinated Structured Note	1/26/2018	4,070
Apidos CLO XV	Subordinated Structured Note	3/29/2018	6,480
Apidos CLO XXII	Subordinated Structured Note	2/24/2020	1,912
Atlantis Health Care Group (Puerto Rico), Inc.	First Lien Revolving Line of Credit	4/15/2013, 5/21/2013, 3/11/2014, 6/26/2017, 9/29/2017, 10/12/2017, 10/31/2017, 5/10/2023	9,500
Atlantis Health Care Group (Puerto Rico), Inc.	First Lien Term Loan	12/9/2016	42,000
Aventiv Technologies, LLC	Second Out Super Priority First Lien Term Loan	6/28/2024	834
Barings CLO 2018-III	Subordinated Structured Note	5/18/2018	9,255
BCPE North Star US Holdco 2, Inc.	Second Lien Term Loan	12/30/2021, 10/28/2022	70,133
BCPE Osprey Buyer, Inc.	First Lien Revolving Line of Credit	2/22/2023, 5/23/2023, 9/14/2023, 11/22/2023, 3/28/2024, 7/11/2024, 11/26/2024	6,217
BCPE Osprey Buyer, Inc.	First Lien Delayed Draw Term Loan	9/26/2023	4,639
Belnick, LLC (d/b/a The Ubique Group)	First Lien Term Loan	6/27/2022, 12/1/2023	18,000
California Street CLO IX Ltd.	Subordinated Structured Note	9/6/2016, 10/17/2016	6,842
Cent CLO 21 Limited	Subordinated Structured Note	7/12/2018	1,024
CIFC Funding 2014-IV-R, Ltd.	Subordinated Structured Note	10/12/2018, 12/20/2021	2,860
Collections Acquisition Company, Inc.	First Lien Term Loan	1/13/2022, 3/14/2024	15,800
Columbia Cent CLO 27 Limited	Subordinated Structured Note	12/2/2021	7,815
CP Energy Services Inc.	First Lien Term Loan	8/31/2023	2,900
CP Energy Services Inc.	First Lien Term Loan A to Spartan Energy Services, LLC	4/9/2021, 1/10/2022, 2/10/2023, 6/7/2024, 11/13/2024	20,750
CP Energy Services Inc.	Common Stock	10/11/2013, 12/26/2013, 4/6/2018, 12/31/2019	69,586
Credit Central Loan Company, LLC	Class A Units	12/28/2012, 3/28/2014, 6/26/2014, 9/28/2016, 8/21/2019	11,975
Credit Central Loan Company, LLC	First Lien Term Loan	6/26/2014, 9/28/2016, 12/16/2022, 1/27/2023	45,995
Credit Central Loan Company, LLC	Class P Units	1/27/2023	1,540
Discovery Point Retreat	First Lien Revolving Line of Credit	10/7/2024	400
DRI Holding, Inc.	First Lien Term Loan	4/26/2022, 7/21/2022	12,999
DRI Holding, Inc.	Second Lien Term Loan	5/18/2022	10,000
Dukes Root Control Inc.	First Lien Revolving Line of Credit	4/24/2023, 11/27/2023, 2/2/2024, 2/26/2024	3,161
Dukes Root Control Inc.	First Lien Delayed Draw Term Loan	5/26/2023, 10/26/2023	3,254
Echelon Transportation, LLC	Membership Interest	3/31/2014, 9/30/2014, 12/9/2016	22,488
Echelon Transportation, LLC	First Lien Term Loan	11/14/2018, 7/9/2019, 5/5/2020, 10/9/2020, 1/21/2021, 3/18/2021	5,465
Emerge Intermediate, Inc.	First Lien Term Loan	6/14/2024	1,467
Eze Castle Integration, Inc.	First Lien Delayed Draw Term Loan	10/7/2022, 9/5/2023	1,786
First Brands Group	First Lien Term Loan	4/27/2022	5,955
First Brands Group	Second Lien Term Loan	5/12/2022	4,938
First Tower Finance Company LLC	Class A Units	12/30/2013, 6/24/2014, 12/15/2015, 11/21/2016, 3/9/2018	39,885
First Tower Finance Company LLC	First Lien Term Loan to First Tower, LLC	12/15/2015, 3/9/2018, 3/24/2022	43,047
Freedom Marine Solutions, LLC	Membership Interest	10/1/2009, 12/22/2009, 1/13/2010, 3/30/2010, 5/13/2010, 2/14/2011, 4/28/2011, 7/7/2011, 10/20/2011, 10/30/2015, 1/7/2016, 4/11/2016, 8/11/2016, 1/30/2017, 4/20/2017, 6/13/2017, 8/30/2017, 1/17/2018, 2/15/2018, 5/8/2018, 10/31/2018, 5/14/2021, 4/18/2022, 2/15/2023, 7/2/2024	43,093
Galaxy XV CLO, Ltd.	Subordinated Structured Note	8/21/2015, 3/10/2017	9,161
Galaxy XXVII CLO, Ltd.	Subordinated Structured Note	6/11/2015	1,460
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2024 (Continued) (Unaudited)
(in thousands, except share data)

Endnote Explanations as of December 31, 2024 (Continued) (Unaudited)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	Second Lien Term Loan	5/11/2021, 10/14/2021	$54,649
Imperative Worldwide, LLC (f/k/a MAGNATE WORLDWIDE, LLC)	First Lien Term Loan	10/26/2022, 6/1/2023, 9/30/2024	8,190
InterDent, Inc.	First Lien Term Loan A	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014, 7/14/2021, 3/28/2022	93,903
InterDent, Inc.	First Lien Term Loan B	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
InterDent, Inc.	Delayed Draw Term Loan B	12/20/2024	3,000
Interventional Management Services, LLC	First Lien Revolving Line of Credit	2/25/2021, 11/17/2021	5,000
Jefferson Mill CLO Ltd.	Subordinated Structured Note	9/21/2018	2,047
K&N HoldCo, LLC	Class A Membership Units	7/31/2024	105
Kickapoo Ranch Pet Resort	Membership Interest	10/21/2019, 12/4/2019	28
LCM XIV Ltd.	Subordinated Structured Note	9/25/2015, 5/18/2018	9,422
LGC US FINCO, LLC	First Lien Term Loan	3/2/2022	2,095
Lucky US BuyerCo LLC	First Lien Revolving Line of Credit	3/21/2024, 6/24/2024	1,665
MITY, Inc.	Common Stock	6/23/2014	7,200
MITY, Inc.	First Lien Term Loan A	1/17/2017, 3/23/2021, 2/14/2024, 3/15/2024, 5/15/2024, 9/16/2024, 12/3/2024	18,015
MITY, Inc.	First Lien Term Loan B	1/17/2017, 6/3/2019	11,000
Nationwide Loan Company LLC	Class A Units	3/28/2014, 6/18/2014, 9/30/2014, 6/29/2015, 3/31/2016, 8/31/2016, 5/31/2017, 10/31/2017	20,469
Nationwide Loan Company LLC	First Lien Term Loan	12/28/2015, 8/31/2016	1,999
Nationwide Loan Company LLC	First Lien Delayed Draw Term Loan A	6/26/2024	2,250
National Property REIT Corp.	First Lien Term Loan A	4/3/2020, 5/15/2020, 6/10/2020, 7/29/2020, 8/14/2020, 9/15/2020,10/15/2020, 10/30/2020, 11/10/2020, 11/13/2020, 11/19/2020, 12/11/2020, 1/27/2021, 2/25/2021, 3/11/2021, 5/14/2021, 6/14/2021, 6/25/2021, 8/16/2021, 11/15/2021, 11/26/2021, 12/1/2021, 12/28/2021, 1/14/2022, 2/15/2022, 3/17/2022, 3/28/2022, 4/1/2022, 4/7/2022, 5/24/2022, 6/6/2022, 7/5/2022, 8/31/2022, 10/6/2022, 1/10/2023, 2/28/2023, 4/4/2023, 4/6/2023, 4/28/2023, 6/9/2023, 6/14/2023, 7/5/2023, 7/14/2023, 8/31/2023, 9/29/2023, 10/4/2023, 10/20/2023, 11/30/2023, 1/3/2024, 1/18/2024, 2/29/2024, 3/8/2024, 4/2/2024, 5/31/2024, 7/8/2024, 8/30/2024, 10/10/2024, 12/02/2024	881,242
National Property REIT Corp.	First Lien Term Loan B	12/8/2021, 12/17/2021, 1/13/2022, 2/8/2022, 2/14/2022, 2/17/2022, 2/24/2022	28,880
National Property REIT Corp.	First Lien Term Loan C	10/23/2019, 1/23/2020, 3/31/2020, 4/8/2020, 8/4/2020, 12/7/2021, 1/7/2022, 2/2/2022, 5/12/2022, 5/19/2022, 6/6/2022, 8/1/2022, 9/15/2022, 9/19/2022, 10/21/2022, 6/6/2023, 11/2/2023	263,000
National Property REIT Corp.	First Lien Term Loan E	6/26/2024	35,300
NMMB, Inc.	First Lien Term Loan	12/30/2019, 3/28/2022	40,100
Octagon Investment Partners XV, Ltd.	Subordinated Structured Note	4/27/2015, 8/3/2015, 6/27/2017	10,516
Octagon Investment Partners 18-R Ltd.	Subordinated Structured Note	3/23/2018	8,908
Pacific World Corporation	First Lien Revolving Line of Credit	10/21/2014, 12/19/2014, 4/7/2015, 4/22/2015, 8/12/2016, 10/18/2016, 2/7/2017, 2/21/2017, 4/26/2017, 10/11/2017, 10/17/2017, 1/16/2018, 12/27/2018, 3/15/2019, 7/2/2019, 8/15/2019, 9/1/2021, 10/19/2021, 9/6/2022, 7/10/2024	46,200
Pacific World Corporation	Convertible Preferred Equity	4/3/2019, 4/29/2019, 6/3/2019, 10/4/2019, 11/12/2019, 12/20/2019, 1/7/2020, 3/5/2020, 12/30/2021, 1/26/2024	55,100
Pacific World Corporation	First Lien Term Loan A	12/22/2022, 11/25/2024	14,100
PeopleConnect Holdings, Inc.	First Lien Term Loan	12/22/2022, 11/25/2024	82,005
Precisely Software Incorporated	Second Lien Term Loan	5/28/2021, 6/24/2021, 6/3/2022	59,333
RGIS Services, LLC	Membership Interest	5/28/2024	1,432
Redstone Holdco 2 LP	Second Lien Term Loan	9/10/2021	17,903
Research Now Group, LLC and Dynata, LLC	First Lien Term Loan	2/21/2024	1,425
Romark WM-R Ltd.	Subordinated Structured Note	3/29/2018	5,125
Rosa Mexicano	First Lien Revolving Line of Credit	3/27/2020, 10/13/2023, 2/7/2024, 5/17/2024	5,400
R-V Industries, Inc.	First Lien Term Loan	3/4/2022, 9/25/2023	8,700
R-V Industries, Inc.	Common Stock	12/27/2016	1,854
Shiftkey, LLC	First Lien Term Loan	8/26/2022, 9/14/2022, 9/23/2022	39,450
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2024 (Continued) (Unaudited)
(in thousands, except share data)

Endnote Explanations as of December 31, 2024 (Continued) (Unaudited)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
STG Distribution, LLC (f/k/a Reception Purchaser, LLC)	First Lien Term Loan	7/29/2022, 9/22/2022	$9,655
Symphony CLO XV, Ltd.	Subordinated Structured Note	12/7/2018	2,655
The RK Logistics Group, Inc.	Class B Common Units	12/19/2023	1,250
The RK Logistics Group, Inc.	First Lien Term Loan	6/28/2024	13,000
Town & Country Holdings, Inc.	First Lien Term Loan	7/13/2018, 7/16/2018, 2/27/2024, 3/28/2024, 4/23/2024	115,000
Town & Country Holdings, Inc.	Common Stock	10/18/2024, 12/30/2024	15,000
United Sporting Companies, Inc.	Second Lien Term Loan	3/7/2013, 3/14/2024	59,325
Universal Turbine Parts, LLC	First Lien Delayed Draw Term Loan	10/24/2019, 2/7/2020, 2/26/2020, 4/5/2021, 11/24/2023	5,716
USES Corp.	First Lien Term Loan A	6/15/2016, 6/29/2016, 2/22/2017, 4/27/2017, 5/4/2017, 8/30/2017, 10/11/2017, 12/11/2018, 8/30/2019	14,100
USES Corp.	First Lien Equipment Term Loan	6/23/2023, 7/3/2024, 11/6/2024	8,500
USG Intermediate, LLC	First Lien Revolving Line of Credit	7/2/2015, 9/23/2015, 9/14/2017, 8/21/2019, 9/17/2020, 9/18/2021, 5/19/2022, 5/22/2023, 10/12/2023	21,700
USG Intermediate, LLC	First Lien Term Loan B	8/24/2017, 7/30/2021, 2/9/2022, 8/17/2022, 5/12/2023, 12/20/2023	104,475
USG Intermediate, LLC	Equity	5/12/2023	100
Valley Electric Company, Inc.	Common Stock	12/31/2012, 6/24/2014	18,502
Valley Electric Company, Inc.	First Lien Term Loan	6/30/2014, 8/31/2018, 3/28/2022	18,129
Valley Electric Company, Inc.	First Lien Term Loan B	5/1/2023	19,000
Voya CLO 2014-1, Ltd.	Subordinated Structured Note	3/29/2018	3,943
Wellful Inc.	First Lien Term Loan	7/28/2022	3,860
Wellpath Holdings, Inc.	First Lien Term Loan	10/8/2019, 10/8/2021, 10/31/2024, 11/5/2024, 11/6/2024	35,517
Wellpath Holdings, Inc.	Second Lien Term Loan	8/20/2019, 10/31/2024, 11/7/2024	2,737

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2024 (Continued) (Unaudited)
(in thousands, except share data)

Endnote Explanations as of December 31, 2024 (Continued) (Unaudited)
(40)Since Prospect's initial common equity investment in NPRC on December 31, 2013, we have made numerous additional follow-on investments that have been used to invest in new and existing properties as well as online consumer loans and rated secured structured notes. These follow-on acquisitions are summarized by fiscal year below (excluding effects of return of capital distributions). Details of specific transactions are included in the respective fiscal year Form 10-K filing (refer to endnote 42 for NPRC term loan follow-on investments):

Fiscal Year	Follow-On Investments (NPRC Common Stock, excluding cost of initial investment)
2014	$4,555
2015	68,693
2016	93,857
2017	116,830
2018	137,024
2019	11,582
2020	19,800
2022	15,620
2023	3,600
2024	4,600
2025	—
(41)Prospect owns 38.95% of the preferred stock of Legere Pharmaceutical Holdings, Inc. (“Legere”), which represents 4.98% voting interest in Legere. Legere is the parent company of the borrower, Preventics, Inc. (d/b/a Legere Pharmaceuticals).
(42)This investment represents a Level 2 security in the ASC 820 table as of December 31, 2024. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.
(43)As of December 31, 2024, certain industries classifications have been revised compared to June 30, 2024 to align with updated industry structures.
(44)The investment represents a unitranche loan with characteristics of a traditional first lien senior secured loan, but which pursuant to an agreement among lenders is divided among unaffiliated lenders into “first out” and “last out” tranches yielding different interest rates, where our investment is the “last out” tranche(s) of such unitranche loan, subject to payment priority in favor of a first out tranche held by an unaffiliated lender; or, the Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche(s) with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company may receive a higher interest rate than the “first out” lenders and the Consolidated Schedule of Investments above reflects such higher rate, as applicable.

(45)Emerge Intermediate, Inc., HD Research, LLC, ERG Buyer, LLC, and ERG Blocker, Inc. are joint borrowers on the First Lien Term Loan.

(46)The stated interest rate on the drawn revolver and delayed drawn term loan commitments represents a weighted average interest rate for the funded amounts of the investment.

(47)Discovery Point Retreat, LLC, Discovery MSO LLC, Eating Disorder Solutions of Texas LLC, Discovery Point Retreat Waxahachie, LLC are joint borrowers on the First Lien Term Loan.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024
(in thousands, except share data)

							June 30, 2024
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(37)

CP Energy Services Inc. (18)	Energy Equipment & Services	First Lien Term Loan	10/1/2017	14.56% (3M SOFR+ 9.00%)	1.00	4/4/2027	$59,303	$59,303	$51,139	1.4%	(8)(36)
		First Lien Term Loan	4/5/2022	14.56% (3M SOFR+ 9.00%)	1.00	4/4/2027	7,619	7,619	6,570	0.2%	(8)(36)
		First Lien Term Loan	1/6/2023	14.56% (3M SOFR + 9.00%)	1.00	4/4/2027	15,090	15,090	13,012	0.4%	(8)(36)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	13.59% PIK (3M SOFR+ 8.00%)	1.00	12/31/2025	36,608	36,608	35,103	0.9%	(8)(36)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	13.60% (3M SOFR+ 8.00%)	1.00	12/31/2025	4,569	4,569	4,382	0.1%	(10)
		Series A Preferred Units to Spartan Energy Holdings, Inc. (10,000 shares)	9/25/2020	15.00%		N/A		26,193	—	—%	(14)
		Series B Redeemable Preferred Stock (790 shares)	10/30/2015	16.00%		N/A		63,225	—	—%	(14)
		Common Stock (102,924 shares)	8/2/2013			N/A		86,240	—	—%	(14)
								298,847	110,206	3.0%
Credit Central Loan Company, LLC (19)	Consumer Finance	First Lien Term Loan	12/28/2012	5.00% plus 5.00% PIK	—	9/15/2027	82,629	82,629	79,230	2.1%	(12)(36)
		Class A Units (14,867,312 units)	12/28/2012			N/A		19,331	—	—%	(12)(14)
		Preferred Class P Shares (12,897,188 units)	7/1/2022	12.75%		N/A		11,520	—	—%	(12)(14)
		Net Revenues Interest (25% of Net Revenues)	1/28/2015			N/A		—	—	—%	(12)(14)
								113,480	79,230	2.1%
Echelon Transportation, LLC	Aerospace & Defense	First Lien Term Loan	3/31/2014	6.00%	—	12/7/2026	54,739	54,739	54,739	1.5%
		Membership Interest (100%)	3/31/2014			N/A		22,738	—	—%	(14)
		Preferred Units (41,751,342 shares)	1/31/2022	12.75% PIK		N/A		32,843	12,184	0.3%	(14)
								110,320	66,923	1.8%
First Tower Finance Company LLC (21)	Consumer Finance	First Lien Term Loan to First Tower, LLC	6/24/2014	10.00% plus 5.00% PIK	—	12/18/2027	424,992	424,992	424,992	11.4%	(12)(36)
		Class A Units (95,709,910 units)	6/14/2012			N/A		31,146	180,936	4.9%	(12)(14)
								456,138	605,928	16.3%
Freedom Marine Solutions, LLC (22)	Energy Equipment & Services	Membership Interest (100%)	11/9/2006			N/A		46,142	12,651	0.3%	(14)
								46,142	12,651	0.3%
InterDent, Inc.	Health Care Providers & Services	First Lien Term Loan A/B	8/1/2018	20.11% (1M SOFR+ 14.65%)	2.00	9/5/2025	14,249	14,249	14,249	0.4%	(3)(8)
		First Lien Term Loan A	8/3/2012	10.96% (1M SOFR+ 5.50%)	1.00	9/5/2025	95,823	95,823	95,823	2.6%	(3)(8)
		First Lien Term Loan B	8/3/2012	12.00% PIK		9/5/2025	206,356	206,356	206,356	5.6%	(36)
		Common Stock (99,900 shares)	5/3/2019			N/A		45,118	147,455	4.0%	(14)
								361,546	463,883	12.6%
Kickapoo Ranch Pet Resort	Diversified Consumer Services	First Lien Term Loan	1/11/2024	12.83% (3M SOFR+ 7.50%)	3.00	1/10/2029	1,500	1,500	1,500	—%	(8)
		Membership Interest (100%)	8/26/2019			N/A		2,378	3,242	0.1%
								3,878	4,742	0.1%
MITY, Inc. (23)	Commercial Services & Supplies	First Lien Term Loan A	9/19/2013	12.59% (3M SOFR+ 7.00%)	3.00	4/30/2025	37,224	37,224	37,224	1.0%	(3)(8)(36)
		First Lien Term Loan B	6/23/2014	12.59% (3M SOFR+ 7.00%) plus 10.00% PIK	3.00	4/30/2025	18,274	18,274	18,274	0.5%	(8)(36)
		Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%	—	1/1/2028	5,380	7,200	7,200	0.2%	(12)
		Common Stock (42,206 shares)	9/19/2013			N/A		27,349	22,885	0.6%	(14)
								90,047	85,583	2.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

							June 30, 2024
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(37)

National Property REIT Corp. (24)	Equity Real Estate Investment Trusts (REITs) / Online Lending / Structured Finance	First Lien Term Loan A	12/31/2018	4.25% (3M SOFR+ 0.25%) plus 2.00% PIK	4.00	3/31/2026	$643,801	$643,801	$643,801	17.4%	(8)(36)
		First Lien Term Loan B	12/31/2018	7.60% (3M SOFR+ 2.00%)	3.00	3/31/2026	20,630	20,630	20,630	0.6%	(8)(36)
		First Lien Term Loan C	10/31/2019	15.60%(3M SOFR+ 10.00%) plus 2.25% PIK	1.00	3/31/2026	190,500	190,500	190,500	5.1%	(8)(36)
		First Lien Term Loan D	6/19/2020	4.25% (3M SOFR+ 0.25%) plus 2.00% PIK	4.00	3/31/2026	183,425	183,425	183,425	4.9%	(8)(36)
		First Lien Term Loan E	11/14/2022	7.00% (3M SOFR + 1.50%) plus 7.00% PIK	5.50	3/31/2026	49,925	49,925	49,925	1.3%	(8)(36)
		Residual Profit Interest	12/31/2018			N/A		—	46,193	1.2%	(33)
		Common Stock (3,374,914 shares)	12/31/2013			N/A		20,030	561,988	15.1%	(14)(40)
								1,108,311	1,696,462	45.6%
Nationwide Loan Company LLC (25)	Consumer Finance	First Lien Delayed Draw Term Loan - $7,350 Commitment	5/15/2024	10.00% plus 10.00% PIK	—	5/15/2029	5,378	5,378	5,378	0.2%	(12)(36)
		First Lien Term Loan	6/18/2014	10.00% plus 10.00% PIK	—	5/15/2029	27,192	27,192	27,192	0.8%	(12)(36)
		Class A Units (38,550,460 units)	1/31/2013			N/A		20,845	10,592	0.3%	(12)(14)
								53,415	43,162	1.3%
NMMB, Inc. (26)	Media	First Lien Term Loan	12/30/2019	14.09% (3M SOFR+ 8.50%)	2.00	3/31/2027	29,723	29,723	29,723	0.8%	(3)(8)
		Common Stock (21,418 shares)	12/30/2019			N/A		—	64,542	1.7%
								29,723	94,265	2.5%
Pacific World Corporation (34)	Personal Products	First Lien Revolving Line of Credit - $26,000 Commitment	9/26/2014	9.59% PIK (1M SOFR+ 3.99%)	1.00	9/26/2025	34,174	34,174	34,174	0.9%	(8)(13)(36)
		First Lien Term Loan A	12/31/2014	9.59% PIK (1M SOFR+ 3.99%)	1.00	9/26/2025	64,427	64,427	64,427	1.7%	(8)(36)
		Convertible Preferred Equity (608,048 shares)	6/15/2018	12.00% PIK		N/A		221,795	6,062	0.2%	(14)
		Common Stock (6,778,414 shares)	9/29/2017			N/A		—	—	—%	(14)
								320,396	104,663	2.8%
R-V Industries, Inc.	Machinery	First Lien Term Loan	12/15/2020	14.59% (3M SOFR+ 9.00%)	1.00	12/15/2028	37,322	37,322	37,322	1.0%	(3)(8)
		Common Stock (745,107 shares)	6/26/2007			N/A		6,866	65,080	1.8%	(14)
								44,188	102,402	2.8%
Universal Turbine Parts, LLC (32)	Trading Companies & Distributors	First Lien Delayed Draw Term Loan - $6,965 Commitment	2/28/2019	13.34% (3M SOFR+ 7.75%)	1.00	10/5/2026	5,560	5,560	5,560	0.1%	(8)(13)
		First Lien Term Loan A	7/22/2016	11.34% (3M SOFR+ 5.75%)	1.00	10/5/2026	29,575	29,575	29,575	0.8%	(3)(8)
		Preferred Units (71,039,647 units)	3/31/2021	12.75% PIK		N/A		32,500	32,932	0.9%	(14)
		Common Stock (10,000 units)	12/10/2018			N/A		—	—	—%	(14)
								67,635	68,067	1.8%
USES Corp. (28)	Commercial Services & Supplies	First Lien Term Loan	12/30/2020	14.59% (1M SOFR + 9.00%)	1.00	7/29/2024	2,000	2,000	2,000	0.1%	(8)
		First Lien Equipment Term Loan	8/3/2022	14.59% (1M SOFR + 9.00%)	1.00	7/29/2024	12,219	12,219	12,219	0.3%	(8)(36)
		First Lien Term Loan A	3/31/2014	9.00% PIK	—	7/29/2024	71,875	30,651	3,770	0.1%	(7)
		First Lien Term Loan B	3/31/2014	15.50% PIK	—	7/29/2024	122,247	35,568	—	—%	(7)
		Common Stock (268,962 shares)	6/15/2016			N/A		—	—	—%	(14)
								80,438	17,989	0.5%
Valley Electric Company, Inc. (29)	Construction & Engineering	First Lien Term Loan to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	10.56% (3M SOFR+ 5.00%) plus 2.50% PIK	3.00	12/31/2024	10,452	10,452	10,452	0.3%	(3)(8)(36)
		First Lien Term Loan	6/24/2014	8.00% plus 10.00% PIK	—	4/30/2028	38,629	38,629	38,629	1.0%	(3)(36)
		First Lien Term Loan B	3/28/2022	7.00% plus 5.50% PIK	—	4/30/2028	34,777	34,777	34,777	0.9%	(3)(36)
		Consolidated Revenue Interest (2.00%)	6/22/2018			N/A		—	1,863	0.1%	(10)
		Common Stock (50,000 shares)	12/31/2012			N/A		12,053	230,698	6.2%	(14)
								95,911	316,419	8.5%
Total Control Investments								$3,280,415	$3,872,575	104.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

							June 30, 2024
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Affiliate Investments (5.00% to 25.00% voting control)(38)

Nixon, Inc. (30)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)	5/12/2017			N/A		$—	$—	—%	(14)
								—	—	—%
RGIS Services, LLC	Commercial Services & Supplies	Membership Interest (8.00%)	6/25/2020			N/A		11,594	18,069	0.5%
								11,594	18,069	0.5%
Total Affiliate Investments								$11,594	$18,069	0.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

							June 30, 2024
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan	9/21/2018	13.21% (1M SOFR+ 7.75%)	—	10/1/2026	$32,133	$32,044	$29,965	0.8%	(8)
								32,044	29,965	0.8%
Apidos CLO XI	Structured Finance	Subordinated Structured Note	12/6/2012	Residual Interest, current yield 10.21%	—	4/17/2034	67,783	38,825	32,235	0.9%	(5)(12)
								38,825	32,235	0.9%
Apidos CLO XII	Structured Finance	Subordinated Structured Note	3/15/2013	Residual Interest, current yield 5.44%	—	4/15/2031	52,203	29,081	25,312	0.7%	(5)(12)
								29,081	25,312	0.7%
Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	Residual Interest, current yield 0.00%	—	4/21/2031	48,515	28,562	24,092	0.6%	(5)(12)(15)
								28,562	24,092	0.6%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	Residual Interest, current yield 0.00%	—	4/21/2031	35,855	26,173	22,359	0.6%	(5)(12)(15)
								26,173	22,359	0.6%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	First Lien Term Loan	2/21/2013	14.30% (3M SOFR+ 8.75%)	2.00	5/15/2025	58,184	58,184	58,184	1.6%	(3)(8)
								58,184	58,184	1.6%
Aventiv Technologies, LLC	Communications Equipment	Second Out Super Priority First Lien Term Loan	4/2/2024	13.10% (3M SOFR+ 7.50% )	1.00	7/31/2025	1,499	1,499	1,499	—%	(8)(43)
		Third Out Super Priority First Lien Term Loan	3/28/2024	6.60% (3M SOFR+ 1.00%) plus 4.09% PIK	1.00	7/31/2025	25,415	20,860	20,914	0.6%	(8)(36)(43)
		Second Lien Term Loan	3/28/2024	14.65% (3M SOFR+ 9.05%)	1.00	11/1/2025	85,602	56,671	46,098	1.2%	(8)(36)
								79,030	68,511	1.8%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	Residual Interest, current yield 0.00%	—	7/20/2029	82,809	9,423	8,188	0.2%	(5)(12)(15)
								9,423	8,188	0.2%
Barracuda Parent, LLC	IT Services	Second Lien Term Loan	8/15/2022	12.31% (6M SOFR+ 7.00%)	0.50	8/15/2030	20,000	19,544	20,000	0.5%	(8)
								19,544	20,000	0.5%
BCPE North Star US Holdco 2, Inc.	Food Products	Second Lien Delayed Draw Term Loan - $5,185 Commitment	6/7/2021	12.71% (1M SOFR+ 7.25%)	0.75	6/11/2029	5,185	5,147	4,987	0.1%	(8)(13)
		Second Lien Term Loan	6/7/2021	12.71% (1M SOFR+ 7.25%)	0.75	6/11/2029	94,815	94,313	91,193	2.5%	(8)
								99,460	96,180	2.6%
BCPE Osprey Buyer, Inc.	Health Care Technology	First Lien Revolving Line of Credit - $4,239 Commitment	10/18/2021	11.20% (1M SOFR+ 5.75%)	0.75	8/21/2026	2,261	2,261	2,261	0.1%	(8)(13)(45)
		First Lien Delayed Draw Term Loan - $4,691 Commitment	10/18/2021	11.21% (1M SOFR+ 5.75%)	0.75	8/23/2028	4,668	4,623	4,668	0.1%	(3)(8)(13)
		First Lien Term Loan	10/18/2021	11.35% (3M SOFR+ 5.75%)	0.75	8/23/2028	63,375	63,375	63,375	1.7%	(3)(8)
								70,259	70,304	1.9%
Belnick, LLC (d/b/a The Ubique Group)	Household Durables	First Lien Term Loan	1/20/2022	13.59% (3M SOFR+ 8.00%)	4.00	1/20/2027	84,552	84,552	84,250	2.3%	(3)(8)
								84,552	84,250	2.3%
Boostability Parent, Inc.	IT Services	First Lien Term Loan	1/31/2022	13.56% (3M SOFR + 8.00%)	4.00	1/31/2027	42,770	42,770	42,770	1.2%	(3)(8)
								42,770	42,770	1.2%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	First Lien Term Loan	12/4/2017	11.60% (3M SOFR+ 6.00%)	1.00	12/4/2025	153,514	153,514	153,514	4.1%	(3)(8)
								153,514	153,514	4.1%
Burgess Point Purchaser Corporation	Automobile Components	Second Lien Term Loan	7/25/2022	14.44% (1M SOFR+ 9.00%)	0.75	7/25/2030	30,000	30,000	30,000	0.8%	(3)(8)
								30,000	30,000	0.8%
California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note	4/19/2012	Residual Interest, current yield 3.62%	—	7/16/2032	58,915	36,482	27,997	0.8%	(5)(12)
								36,482	27,997	0.8%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

							June 30, 2024
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan	11/12/2020	14.19% (1M SOFR+ 8.75%)	1.00	11/13/2028	$8,500	$8,326	$8,500	0.2%	(3)(8)
								8,326	8,500	0.2%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 0.00%	—	4/30/2031	24,870	8,626	7,675	0.2%	(5)(12)(15)
								8,626	7,675	0.2%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note	4/7/2017	Residual Interest, current yield 0.00%	—	7/15/2030	25,534	13,058	11,882	0.3%	(5)(12)(15)
								13,058	11,882	0.3%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	8/9/2016	Residual Interest, current yield 5.40%	—	7/20/2034	32,200	30,456	24,009	0.6%	(5)(12)
								30,456	24,009	0.6%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield 0.00%	—	7/29/2030	49,552	—	—	—%	(5)(12)(15)
								—	—	—%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note	8/2/2013	Residual Interest, current yield 0.00%	—	4/24/2031	44,100	18,932	16,604	0.4%	(5)(12)(15)
								18,932	16,604	0.4%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note	10/22/2013	Residual Interest, current yield 0.00%	—	4/28/2031	45,500	27,528	23,921	0.6%	(5)(12)(15)
								27,528	23,921	0.6%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note	8/5/2014	Residual Interest, current yield 10.98%	—	1/17/2035	50,143	36,313	28,668	0.8%	(5)(12)
								36,313	28,668	0.8%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note	12/9/2016	Residual Interest, current yield 12.38%	—	10/21/2031	34,000	31,837	29,854	0.8%	(5)(12)
								31,837	29,854	0.8%
Collections Acquisition Company, Inc.	Diversified Financial Services	First Lien Term Loan	12/3/2019	13.21% (3M SOFR+ 7.65%)	2.50	6/3/2027	45,039	45,039	45,039	1.2%	(3)(8)
								45,039	45,039	1.2%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note	12/18/2013	Residual Interest, current yield 5.47%	—	1/25/2035	48,978	30,872	25,397	0.7%	(5)(12)
								30,872	25,397	0.7%
Credit.com Holdings, LLC (6)	Diversified Consumer Services	First Lien Term Loan A	9/28/2023	16.60% (3M SOFR + 11.00%)	1.50	9/28/2028	33,237	33,237	31,658	0.9%	(8)
		First Lien Term Loan B	9/28/2023	17.60% (3M SOFR + 12.00%)	1.50	9/28/2028	56,931	56,931	40,488	1.1%	(8)
		Class B of PGX TopCo II LLC (999 Non-Voting Units)	9/28/2023			N/A		—	426	—%	(14)
								90,168	72,572	2.0%
Discovery Point Retreat, LLC (46)	Health Care Providers & Services	First Lien Term Loan	6/14/2024	13.35% (3M SOFR+ 7.75%	3.25	6/14/2029	17,000	17,000	16,632	0.5%	(8)
		First Lien Revolving Line of Credit - $2,500 Commitment	6/14/2024	13.35% (3M SOFR + 7.75%	3.25	12/14/2024	900	900	881	—%	(8)
		Series A Preferred Stock of Discovery MSO HoldCo LLC - 7,632 Units	6/14/2024	8.00% PIK		N/A		7,950	15,900	0.4%	(14)
								25,850	33,413	0.9%
DRI Holding Inc.	Commercial Services & Supplies	First Lien Term Loan	12/21/2021	10.69% (1M SOFR+ 5.25%)	0.50	12/21/2028	33,561	32,646	33,561	0.9%	(3)(8)
		Second Lien Term Loan	12/21/2021	13.43% (1M SOFR+ 8.00%)	0.50	12/21/2029	145,000	145,000	145,000	3.9%	(3)(8)
								177,646	178,561	4.8%
DTI Holdco, Inc.	Professional Services	First Lien Term Loan	4/26/2022	10.09%(1M SOFR+ 4.75%)	0.75	4/26/2029	18,176	17,921	18,176	0.5%	(3)(8)(42)
		Second Lien Term Loan	4/26/2022	13.09% (1M SOFR+ 7.75%)	0.75	4/26/2030	75,000	75,000	75,000	2.0%	(3)(8)
								92,921	93,176	2.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

							June 30, 2024
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Dukes Root Control Inc.	Commercial Services & Supplies	First Lien Revolving Line of Credit - $4,464 Commitment	12/8/2022	11.98% (3M SOFR + 6.50%)	1.00	12/8/2028	$2,375	$2,392	$2,375	0.1%	(8)(13)(45)
		First Lien Delayed Draw Term Loan - $8,929 Commitment	12/8/2022	11.98% (3M SOFR + 6.50%)	1.00	12/8/2028	3,238	3,226	3,238	0.1%	(8)(13)(45)
		First Lien Term Loan	12/8/2022	11.99% (3M SOFR + 6.50%)	1.00	12/8/2028	36,058	36,195	36,058	1.0%	(3)(8)
								41,813	41,671	1.2%
Easy Gardener Products, Inc.	Household Durables	Class A Units of EZG Holdings, LLC (200 units)	6/11/2020			N/A		313	—	—%	(14)
		Class B Units of EZG Holdings, LLC(12,525 units)	6/11/2020			N/A		1,688	—	—%	(14)
								2,001	—	—%
Engineered Machinery Holdings, Inc.	Machinery	Incremental Amendment No. 2 Second Lien Term Loan	5/6/2021	12.10% (3M SOFR+ 6.50%)	0.75	5/21/2029	5,000	4,994	5,000	0.2%	(3)(8)
		Incremental Amendment No. 3 Second Lien Term Loan	8/6/2021	11.60% (3M SOFR+ 6.00%)	0.75	5/21/2029	5,000	5,000	5,000	0.1%	(3)(8)
								9,994	10,000	0.3%
Emerge Intermediate, Inc. (44)	Health Care Providers & Services	First Lien Term Loan	2/26/2024	11.60% (3M SOFR+ 6.25%)	1.00	2/26/2026	56,329	56,329	56,329	1.5%	(3)(8)
								56,329	56,329	1.5%
Enseo Acquisition, Inc.	IT Services	First Lien Term Loan	6/2/2021	13.56% (3M SOFR+ 8.00%)	1.00	6/2/2026	53,116	53,116	53,116	1.4%	(3)(8)
								53,116	53,116	1.4%
Eze Castle Integration, Inc.	IT Services	First Lien Delayed Draw Term Loan - $8,036 Commitment	7/15/2020	12.84% (3M SOFR+ 7.50%)	3.00	1/15/2027	1,783	1,783	1,783	—%	(8)(13)(36)(45)
		First Lien Term Loan	7/15/2020	12.97% (3M SOFR+ 7.50%)	3.00	1/15/2027	46,527	46,527	46,527	1.3%	(3)(8)(36)
								48,310	48,310	1.3%
Faraday Buyer, LLC	Electrical Equipment	First Lien Delayed Draw Term Loan - $6,540 Commitment	10/11/2022	11.33% (3M SOFR + 6.00%)	1.00	10/11/2028	—	—	—	—%	(8)(13)
		First Lien Term Loan	10/11/2022	11.33% (3M SOFR + 6.00%)	1.00	10/11/2028	61,991	61,991	61,991	1.7%	(3)(8)
								61,991	61,991	1.7%
First Brands Group	Automobile Components	First Lien Term Loan	3/24/2021	10.59% (3M SOFR+ 5.00%)	1.00	3/30/2027	22,126	22,124	22,019	0.6%	(3)(8)(42)
		Second Lien Term Loan	3/24/2021	14.09% (3M SOFR+ 8.50%)	1.00	3/30/2028	37,000	36,850	36,788	1.0%	(3)(8)
								58,974	58,807	1.6%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 0.00%	—	10/15/2030	50,525	22,434	20,386	0.5%	(5)(12)(15)
								22,434	20,386	0.5%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 0.00%	—	5/16/2031	24,575	10,789	9,811	0.3%	(5)(12)(15)
								10,789	9,811	0.3%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 0.00%	—	7/15/2031	39,905	18,822	17,247	0.5%	(5)(12)(15)
								18,822	17,247	0.5%
Global Tel*Link Corporation (d/b/a ViaPath Technologies.)	Diversified Telecommunication Services	First Lien Term Loan	8/7/2019	9.69% (1M SOFR + 4.25%)	—	11/29/2025	9,497	9,405	9,456	0.3%	(3)(8)(42)
		Second Lien Term Loan	11/20/2018	15.44% (1M SOFR + 10.00%)	—	11/29/2026	122,670	122,165	122,670	3.3%	(3)(8)
								131,570	132,126	3.6%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield 0.00%	—	4/28/2025	41,164	8	8	—%	(5)(12)(15)
								8	8	—%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield 0.00%	—	10/18/2027	39,598	53	49	—%	(5)(12)(15)
								53	49	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

							June 30, 2024
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 0.00%	—	7/18/2031	$19,025	$4,285	$3,676	0.1%	(5)(12)(15)
								4,285	3,676	0.1%
Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	Software	Second Lien Term Loan	11/14/2019	12.20% (3M SOFR+ 6.75%)	0.75	11/19/2027	52,500	52,405	47,813	1.3%	(3)(8)
								52,405	47,813	1.3%
Imperative Worldwide, LLC (f/k/a MAGNATE WORLDWIDE, LLC)	Air Freight & Logistics	First Lien Term Loan	3/11/2022	10.98% (3M SOFR + 5.50%)	0.75	12/30/2028	31,394	31,375	31,394	0.9%	(3)(8)
		Second Lien Term Loan	12/30/2021	13.98% (3M SOFR + 8.50%)	0.75	12/30/2029	95,000	95,000	89,758	2.4%	(3)(8)
								126,375	121,152	3.3%
Interventional Management Services, LLC	Health Care Providers & Services	First Lien Revolving Line of Credit - $5,000 Commitment	2/22/2021	14.58% (3M SOFR+ 9.00%)	1.00	2/22/2025	5,000	5,000	4,855	0.1%	(8)(13)
		First Lien Term Loan	2/22/2021	14.58% (3M SOFR+ 9.00%)	1.00	2/20/2026	65,565	65,565	63,669	1.7%	(3)(8)
								70,565	68,524	1.8%
iQor Holdings, Inc.	Diversified Consumer Services	First Lien Term Loan	6/11/2024	13.10% (3M SOFR+ 7.50%)	2.50	6/11/2029	50,000	50,000	50,000	1.3%	(8)
		Common Stock of Bloom Parent, Inc.	6/11/2024			N/A		10,450	10,232	0.3%	(14)
								60,450	60,232	1.6%
Japs-Olson Company, LLC (31)	Commercial Services & Supplies	First Lien Term Loan	5/25/2023	12.08% (3M SOFR + 6.75%)	2.00	5/25/2028	57,960	57,960	57,960	1.6%	(3)(8)
								57,960	57,960	1.6%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	6/26/2015	Residual Interest, current yield 0.00%	—	10/20/2031	23,594	12,391	10,955	0.3%	(5)(12)(15)
								12,391	10,955	0.3%
Julie Lindsey, Inc.	Textiles, Apparel & Luxury Goods	First Lien Revolving Line of Credit - $2,000 Commitment	7/27/2023	11.33% (3M SOFR + 6.00%)	4.00	7/27/2027	—	—	—	—%	(8)(13)
		First Lien Term Loan	7/27/2023	11.33% (3M SOFR + 6.00%)	4.00	7/27/2028	19,600	19,600	19,600	0.5%	(3)(8)
								19,600	19,600	0.5%
K&N HoldCo, LLC	Automobile Components	Class A Common Units (84,553 units)	2/14/2023			N/A		25,697	783	—%	(14)
								25,697	783	—%
KM2 Solutions LLC	IT Services	First Lien Term Loan	12/17/2020	15.05% (3M SOFR+ 9.60%)	3.00	12/17/2025	17,877	17,877	17,793	0.5%	(3)(8)
								17,877	17,793	0.5%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 0.00%	—	7/21/2031	49,934	8,510	7,699	0.2%	(5)(12)(15)
								8,510	7,699	0.2%
LGC US FINCO, LLC	Machinery	First Lien Term Loan	1/17/2020	11.96% (1M SOFR+ 6.50%)	1.00	12/20/2025	29,231	28,985	29,231	0.8%	(3)(8)
								28,985	29,231	0.8%
Lucky US BuyerCo LLC	Professional Services	First Lien Revolving Line of Credit - $2,775 Commitment	4/3/2023	12.85% (3M SOFR + 7.50%)	1.00	4/1/2029	1,665	1,665	1,665	—%	(8)(13)
		First Lien Term Loan	4/3/2023	12.83% (3M SOFR + 7.50%)	1.00	4/1/2029	21,457	21,457	21,457	0.6%	(3)(8)
								23,122	23,122	0.6%
MAC Discount, LLC	Household Durables	First Lien Term Loan	5/11/2023	14.08% (3M SOFR + 8.50%)	1.50	5/11/2028	34,434	34,153	34,410	0.9%	(3)(8)
		Class A Senior Preferred Stock to MAC Discount Investments, LLC (1,500,000 shares)	5/11/2023	12.00%		N/A		1,500	1,266	—%	(14)
								35,653	35,676	0.9%
Medical Solutions Holdings, Inc. (4)	Health Care Providers & Services	Second Lien Term Loan	11/1/2021	12.44% (1M SOFR+ 7.00%)	0.50	11/1/2029	54,463	54,433	44,976	1.2%	(3)(8)
								54,433	44,976	1.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

							June 30, 2024
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note	4/17/2013	Residual Interest, current yield 0.00%	—	10/15/2030	$43,650	$8,036	$7,286	0.2%	(5)(12)(15)
								8,036	7,286	0.2%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 0.00%	—	7/15/2031	47,830	11,717	10,658	0.3%	(5)(12)(15)
								11,717	10,658	0.3%
Nexus Buyer LLC	Capital Markets	Second Lien Term Loan	11/5/2021	11.69% (1M SOFR+ 6.25%)	0.50	11/5/2029	42,500	42,500	42,500	1.1%	(3)(8)
								42,500	42,500	1.1%
NH Kronos Buyer, Inc.	Pharmaceuticals	First Lien Term Loan	12/7/2022	11.73% (3M SOFR + 6.25%)	1.00	11/1/2028	83,562	83,467	83,562	2.3%	(3)(8)
								83,467	83,562	2.3%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 0.00%	—	7/19/2030	42,064	16,842	14,471	0.4%	(5)(12)(15)
								16,842	14,471	0.4%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note	8/12/2015	Residual Interest, current yield 0.00%	—	4/16/2031	46,016	11,267	10,177	0.3%	(5)(12)(15)
								11,267	10,177	0.3%
OneTouchPoint Corp	Professional Services	First Lien Term Loan	2/19/2021	13.58% (3M SOFR+ 8.00%)	1.00	2/19/2026	35,047	35,047	35,047	0.9%	(3)(8)
								35,047	35,047	0.9%
PeopleConnect Holdings, Inc (9)	Interactive Media & Services	First Lien Term Loan	1/22/2020	13.73% (3M SOFR+ 8.25%)	2.75	1/22/2025	120,594	120,594	120,594	3.2%	(3)(8)
								120,594	120,594	3.2%
PlayPower, Inc.	Leisure Products	First Lien Term Loan	5/7/2019	10.96% (3M SOFR+ 5.50%)	—	5/10/2026	5,711	5,693	5,526	0.1%	(8)
								5,693	5,526	0.1%
Precisely Software Incorporated (27)	IT Services	Second Lien Term Loan	4/23/2021	12.84% (3M SOFR+ 7.25%)	0.75	4/23/2029	80,000	79,447	79,865	2.2%	(3)(8)
								79,447	79,865	2.2%
Preventics, Inc. (d/b/a Legere Pharmaceuticals) (41)	Health Care Providers & Services	First Lien Term Loan	11/12/2021	16.10% (3M SOFR+ 10.50%)	1.00	11/12/2026	8,906	8,906	8,906	0.2%	(3)(8)
		Series A Convertible Preferred Stock (320 units)	11/12/2021	8.00%		N/A		127	183	—%	(14)
		Series C Convertible Preferred Stock (3,575 units)	11/12/2021	8.00%		N/A		1,419	2,042	0.1%	(14)
								10,452	11,131	0.3%
Raisin Acquisition Co, Inc.	Pharmaceuticals	First Lien Revolving Line of Credit - $3,583 Commitment	6/17/2022	12.61% (3M SOFR+ 7.00%)	1.00	12/13/2026	—	—	—	—%	(8)(13)
		First Lien Delayed Draw Term Loan - $1,554 Commitment	6/17/2022	12.60% (3M SOFR+ 7.00%)	1.00	12/13/2026	1,425	1,403	1,425	—%	(8)(13)
		First Lien Term Loan	6/17/2022	12.61% (3M SOFR+ 7.00%)	1.00	12/13/2026	22,601	22,190	22,601	0.6%	(3)(8)
								23,593	24,026	0.6%
Reception Purchaser, LLC	Air Freight & Logistics	First Lien Term Loan	4/28/2022	11.48% (3M SOFR+ 6.00%)	0.75	3/24/2028	62,255	61,522	53,539	1.4%	(3)(8)
								61,522	53,539	1.4%
Redstone Holdco 2 LP (20)	IT Services	Second Lien Term Loan	4/16/2021	13.21% (1M SOFR+ 7.75%)	0.75	4/27/2029	50,000	49,460	47,360	1.3%	(3)(8)
								49,460	47,360	1.3%
Research Now Group, LLC and Dynata, LLC	Professional Services	First Lien Term Loan	6/3/2024	14.21% (1M SOFR+ 8.75%)	1.00	8/6/2024	366	359	366	—%	(8)
		First Lien Term Loan	12/8/2017	13.09% (3M SOFR+ 7.50%)	1.00	12/20/2024	11,835	10,726	9,320	0.3%	(7)(8)
		Second Lien Term Loan	12/8/2017	15.09% (3M SOFR+ 9.50%)	1.00	12/20/2025	50,000	49,082	1,948	0.1%	(7)(8)
								60,167	11,634	0.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

							June 30, 2024
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Rising Tide Holdings, Inc.	Diversified Consumer Services	First Lien Term Loan	9/25/2023	6.58% (3M SOFR+ 1.00%) plus 7.00% PIK	2.00	9/12/2028	$5,565	$5,158	$5,165	0.1%	(8)
		Class A Common Units of Marine One Holdco, LLC (345,600 units)	9/12/2023			N/A		23,898	3,923	0.1%	(14)
		Warrants of Marine One Holdco, LLC	9/12/2023			N/A		—	—	—%	(14)
								29,056	9,088	0.2%
The RK Logistics Group, Inc.	Commercial Services & Supplies	First Lien Term Loan	3/24/2022	16.10% (3M SOFR+ 10.50%)	1.00	12/18/2028	5,685	5,685	5,685	0.2%	(3)(8)
		First Lien Term Loan	12/19/2023	13.10% (3M SOFR + 7.50%)	4.00	12/18/2028	33,594	33,594	33,293	0.9%	(3)(8)
		Class A Common Units (263,000 units)	3/24/2022			N/A		263	1,719	—%	(14)
		Class B Common Units (1,435,000 units)	3/24/2022			N/A		2,487	9,381	0.3%	(14)
		Class C Common Units (450,000 units)	6/28/2024			N/A		2,250	2,942	0.1%
								44,279	53,020	1.5%
RME Group Holding Company	Media	First Lien Term Loan A	5/4/2017	11.08% (3M SOFR+ 5.50%)	1.00	5/6/2025	19,624	19,624	19,624	0.5%	(3)(8)
		First Lien Term Loan B	5/4/2017	16.58% (3M SOFR+ 11.00%)	1.00	5/6/2025	20,483	20,483	20,483	0.6%	(3)(8)
								40,107	40,107	1.1%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note	4/11/2014	Residual Interest, current yield 0.00%	—	4/21/2031	27,725	12,450	11,173	0.3%	(5)(12)(15)
								12,450	11,173	0.3%
Rosa Mexicano	Hotels, Restaurants & Leisure	First Lien Revolving Line of Credit - $5,182 Commitment	3/29/2018	16.00%	—	6/13/2026	5,224	5,224	4,281	0.1%	(13)
		First Lien Term Loan	3/29/2018	13.09% (3M SOFR+ 7.50%)	1.25	6/13/2026	22,358	22,358	17,269	0.5%	(8)
								27,582	21,550	0.6%
ShiftKey, LLC	Health Care Technology	First Lien Term Loan	6/21/2022	11.35% (3M SOFR+ 5.75%)	1.00	6/21/2027	63,700	63,361	62,227	1.7%	(3)(8)
								63,361	62,227	1.7%
Shutterfly Finance, LLC	Internet & Direct Marketing Retail	First Lien Term Loan	6/5/2023	11.35% (3M SOFR + 6.00%)	1.00	10/1/2027	2,406	2,426	2,406	0.1%	(8)
		Second Lien Term Loan	6/6/2023	6.33% (3M SOFR + 1.00%) plus 4.00% PIK	1.00	10/1/2027	18,683	18,683	15,987	0.4%	(8)(36)
								21,109	18,393	0.5%
Spectrum Vision Holdings, LLC	Health Care Providers & Services	First Lien Term Loan	5/2/2023	12.10% (3M SOFR + 6.50%)	1.00	11/17/2024	29,620	29,620	29,620	0.8%	(3)(8)
								29,620	29,620	0.8%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interest	12/4/2006			N/A		—	—	—%	(11)
								—	—	—%
Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note	5/6/2014	Residual Interest, current yield 0.00%	—	7/14/2026	49,250	—	—	—%	(5)(12)(15)(17)
								—	—	—%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note	10/17/2014	Residual Interest, current yield 0.00%	—	1/19/2032	63,831	27,151	23,371	0.6%	(5)(12)(15)
								27,151	23,371	0.6%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	11/17/2022	12.00% PIK	12.00	8/29/2028	27,332	27,332	27,706	0.7%	(36)
		First Lien Term Loan	1/26/2018	3.00% plus 9.00% PIK	3.00	8/29/2028	40,660	40,660	41,217	1.1%	(36)
		First Lien Term Loan	1/26/2018	12.00% PIK	12.00	8/29/2028	156,734	156,734	158,882	4.3%	(36)
		Class B of Town & Country TopCo LLC (999 Non-Voting Units)	11/17/2022			N/A		—	13,304	0.4%	(14)
								224,726	241,109	6.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

							June 30, 2024
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	14.59% (3M SOFR+ 9.00%) plus 1.50% PIK	5.00	11/30/2025	$21,414	$21,414	$21,414	0.6%	(3)(8)(36)
								21,414	21,414	0.6%
United Sporting Companies, Inc. (16)	Distributors	Second Lien Term Loan	9/28/2012	16.45% (1ML+ 11.00%) plus 2.00% PIK	2.25	11/16/2019	190,556	89,853	10,289	0.3%	(7)(8)
								89,853	10,289	0.3%
Upstream Newco, Inc.	Health Care Providers & Services	Second Lien Term Loan	11/20/2019	13.93% (3M SOFR+ 8.50%)	—	11/20/2027	22,000	21,913	19,145	0.5%	(3)(8)
								21,913	19,145	0.5%
USG Intermediate, LLC	Leisure Products	First Lien Revolving Line of Credit - $14,000 Commitment	4/15/2015	14.69% (1M SOFR+ 9.25%)	1.00	2/9/2028	14,000	14,000	14,000	0.4%	(8)(13)
		First Lien Term Loan B	4/15/2015	17.19% (1M SOFR+ 11.75%)	1.00	2/9/2028	59,765	59,765	59,765	1.6%	(3)(8)
		Equity	4/15/2015			N/A		1	—	—%	(14)
								73,766	73,765	2.0%
Victor Technology, LLC	Commercial Services & Supplies	First Lien Term Loan	12/3/2021	13.09% (3M SOFR+ 7.50%)	1.00	12/3/2028	14,250	14,250	13,946	0.4%	(3)(8)
								14,250	13,946	0.4%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 0.00%	—	10/15/2030	40,613	11,746	10,385	0.3%	(5)(12)(15)
								11,746	10,385	0.3%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 0.00%	—	4/18/2031	40,773	10,781	9,437	0.3%	(5)(12)(15)
								10,781	9,437	0.3%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2016	Residual Interest, current yield 0.00%	—	10/20/2031	28,100	21,233	16,556	0.4%	(5)(12)(15)
								21,233	16,556	0.4%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note	6/13/2017	Residual Interest, current yield 7.50%	—	4/20/2034	44,885	49,017	40,152	1.1%	(5)(12)
								49,017	40,152	1.1%
WatchGuard Technologies, Inc.	IT Services	First Lien Term Loan	8/17/2022	10.59% (1M SOFR+ 5.25%)	0.75	6/30/2029	34,388	34,388	34,334	0.9%	(3)(8)
								34,388	34,334	0.9%
Wellful Inc.	Food & Staples Retailing	First Lien Term Loan	5/26/2022	11.71% (1M SOFR+ 6.25%)	0.75	4/21/2027	13,338	12,932	10,721	0.3%	(3)(8)
		Incremental First Lien Term Loan	7/21/2022	11.71% (1M SOFR+ 6.25%)	0.75	4/21/2027	14,344	13,811	11,530	0.3%	(3)(8)
								26,743	22,251	0.6%
Wellpath Holdings, Inc.	Health Care Providers & Services	First Lien Term Loan	5/13/2019	11.11% (3M SOFR+ 5.50%)	—	10/1/2025	14,091	14,030	12,689	0.3%	(8)
		Second Lien Term Loan	9/25/2018	14.61% (3M SOFR+ 9.00%)	—	10/1/2026	37,000	36,799	24,027	0.6%	(8)
								50,829	36,716	0.9%
Total Non-Control/Non-Affiliate Investments								$4,155,165	$3,827,599	103.1%

Total Portfolio Investments								$7,447,174	$7,718,243	207.9%
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
(2)Fair value is determined by or under the direction of our Board of Directors. Unless otherwise indicated by endnote 42 below, all of our investments are valued using significant unobservable inputs. In accordance with ASC 820, such investments are classified as Level 3 within the fair value hierarchy. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.
(3)Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4).The fair value of the investments held by PCF at June 30, 2024 was $2,793,051, representing 36.2% of our total investments.
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
(6)On September 28, 2023, in connection with a Chapter 11 process, PGX Holdings, Inc. (“PGX”) sold the majority of its assets to a new entity, Credit.com Holdings, LLC (“Credit.com”). As part of the transaction, we rolled the majority of our existing First Lien Term Loan into a new First Lien Term Loan A and new First Lien Term Loan B at Credit.com. We were also issued equity at Credit.com, which we hold through our Class B non-voting equity investment in PGX Topco II LLC. As of June 30, 2024, we classify our investment in Credit.com as non-control/non-affiliate.

(7)Investment on non-accrual status as of the reporting date (See Note 2).
(8)Certain variable rate securities in our portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. The 1-Month Secured Overnight Financing Rate or “1M SOFR”, was 5.34% as of June 30, 2024. The 3-Month Secured Overnight Financing Rate or “3M SOFR”, was 5.32% as of June 30, 2024. The 6-Month Secured Overnight Financing Rate or “6M SOFR” was 5.26% as of June 30, 2024. The PRIME Rate or “PRIME” was 8.50% as of June 30, 2024. The impact of a SOFR credit spread adjustment, if applicable, is included within the stated all-in interest rate.
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
(12)Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets as calculated in accordance with regulatory requirements.As of June 30, 2024, our qualifying assets, as a percentage of total assets, stood at 83.78%. We monitor the status of these assets on an ongoing basis.
(13)Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 7.25%. As of June 30, 2024, we had $34,771 of undrawn revolver and delayed draw term loan commitments to our portfolio companies, of which $2,215 are considered at the Company’s sole discretion.
(14)Represents non-income producing security that has not paid a dividend in the year preceding the reporting date.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2024 (Continued)
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
(18)CP Holdings of Delaware LLC (“CP Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of CP Energy Services Inc. (“CP Energy”) as of June 30, 2024. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $41,177 in first lien term loans (the “Spartan Term Loans”) due to us as of June 30, 2024. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. In September 2020, we made a new $26,193 Series A preferred stock investment in Spartan Energy Holdings, Inc., which equates to 100% of the Series A non-voting redeemable preferred stock outstanding.
(19)Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of June 30, 2024. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company.
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
(23)MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 100% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc. (“MITY-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. Our subordinated unsecured note issued and outstanding to Broda Canada is denominated in Canadian Dollars (“CAD”). As of June 30, 2024, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder.
(24)NPH Property Holdings, LLC (“NPH”), a consolidated entity in which we own 100% of the membership interests, owns 100% of the common equity of National Property REIT Corp. (“NPRC”) (f/k/a National Property Holdings Corp.), a property
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2024 (Continued)
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
(25)Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 94.48% of Nationwide Loan Company LLC, the operating company, as of June 30, 2024. We report Nationwide Loan Company LLC as a separate controlled company. Prospect has a first priority security interest in the assets of Nationwide.
(26)NMMB Holdings, Inc. (“NMMB Holdings”), a consolidated entity in which we own 100% of the equity, owns 92.77% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of June 30, 2024. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.
(27)Vision Solutions, Inc. and Precisely Software Incorporate are joint borrowers on the Second Lien Term Loan.
(28)Prospect owns 99.96% of the equity of USES Corp. as of June 30, 2024.
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
(30)As of June 30, 2024, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC, the parent company of Nixon, Inc.
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
(33)As of June 30, 2024, the residual profit interest includes both (i) 8.33% of TLA, TLD and TLE residual profit and (ii) 100% of TLC residual profits, with both calculated quarterly in arrears.
(34)Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.98% ownership interest of Pacific World as of June 30, 2024. As a result, Prospect’s investment in Pacific World is classified as a control investment.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2024 (Continued)

(35)The following table shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of June 30, 2024:

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
(in thousands, except share data)

Endnote Explanations as of June 30, 2024 (Continued)

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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2024 (Continued)

(36)The interest rate on these investments, excluding those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.
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
(in thousands, except share data)

Endnote Explanations as of June 30, 2024 (Continued)
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
(J) PIK was due July 1, 2024 for Valley Electric Company, Inc. loans. The payment of PIK was in cash. The PIK rate was amended to 5.50%.

(37)As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2024 with these controlled investments were as follows:

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
(38)As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2024 with these affiliated investments were as follows:

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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2024 (Continued)

(39)Acquisition date represents the date of PSEC's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at PSEC's investment as of June 30, 2024 (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments) (See endnote 40 for NPRC equity follow-on acquisitions):

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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2024 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Freedom Marine Solutions, LLC	Membership Interest	10/1/2009, 12/22/2009, 1/13/2010, 3/30/2010, 5/13/2010, 2/14/2011, 4/28/2011, 7/7/2011, 10/20/2011, 10/30/2015, 1/7/2016, 4/11/2016, 8/11/2016, 1/30/2017, 4/20/2017, 6/13/2017, 8/30/2017, 1/17/2018, 2/15/2018, 5/8/2018, 10/31/2018, 5/14/2021, 4/18/2022, 2/15/2023	$42,118
Galaxy XV CLO, Ltd.	Subordinated Structured Note	8/21/2015, 3/10/2017	9,161
Galaxy XXVII CLO, Ltd.	Subordinated Structured Note	6/11/2015	1,460
Global Tel*Link Corporation (d/b/a ViaPath Technologies.)	Second Lien Term Loan	4/10/2019, 8/22/2019, 9/20/2019, 9/14/2021, 9/17/2021, 12/17/2021, 2/7/2022	96,743
Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	Second Lien Term Loan	5/11/2021, 10/14/2021	54,649
Imperative Worldwide, LLC (f/k/a MAGNATE WORLDWIDE, LLC)	First Lien Delayed Draw Term Loan	10/26/2022, 6/1/2023	2,310
InterDent, Inc.	First Lien Term Loan A	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014, 7/14/2021, 3/28/2022	93,903
InterDent, Inc.	First Lien Term Loan B	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
Interventional Management Services, LLC	First Lien Revolving Line of Credit	2/25/2021, 11/17/2021	5,000
Jefferson Mill CLO Ltd.	Subordinated Structured Note	9/21/2018	2,047
Kickapoo Ranch Pet Resort	Membership Interest	10/21/2019, 12/4/2019	28
LCM XIV Ltd.	Subordinated Structured Note	9/25/2015, 5/18/2018	9,422
LGC US FINCO, LLC	First Lien Term Loan	3/2/2022	2,095
Lucky US BuyerCo LLC	First Lien Revolving Line of Credit	3/21/2024, 6/24/2024	1,665
Medical Solutions Holdings, Inc.	Second Lien Term Loan	5/4/2022, 9/22/2022	1,423
MITY, Inc.	Common Stock	6/23/2014	7,200
MITY, Inc.	First Lien Term Loan A	1/17/2017, 3/23/2021, 2/14/2024, 3/15/2024, 5/15/2024	15,800
MITY, Inc.	First Lien Term Loan B	1/17/2017, 6/3/2019	11,000
Nationwide Loan Company LLC	Class A Units	3/28/2014, 6/18/2014, 9/30/2014, 6/29/2015, 3/31/2016, 8/31/2016, 5/31/2017, 10/31/2017	20,469
Nationwide Loan Company LLC	First Lien Term Loan	12/28/2015, 8/31/2016	1,999
Nationwide Loan Company LLC	First Lien Delayed Draw Term Loan	6/26/2024	2,250
National Property REIT Corp.	First Lien Term Loan A	4/3/2020, 5/15/2020, 6/10/2020, 7/29/2020, 8/14/2020, 9/15/2020,10/15/2020, 10/30/2020, 11/10/2020, 11/13/2020, 11/19/2020, 12/11/2020, 1/27/2021, 2/25/2021, 3/11/2021, 5/14/2021, 6/14/2021, 6/25/2021, 8/16/2021, 11/15/2021, 11/26/2021, 12/1/2021, 12/28/2021, 1/14/2022, 2/15/2022, 3/17/2022, 3/28/2022, 4/1/2022, 4/7/2022, 5/24/2022, 6/6/2022, 7/5/2022, 8/31/2022, 10/6/2022, 1/10/2023, 2/28/2023, 4/4/2023, 4/6/2023, 4/28/2023, 6/9/2023, 6/14/2023, 7/5/2023, 7/14/2023, 8/31/2023, 9/29/2023, 10/4/2023, 10/20/2023, 11/30/2023, 1/3/2024, 1/18/2024, 2/29/2024, 3/8/2024, 4/2/2024, 5/31/2024	836,473
National Property REIT Corp.	First Lien Term Loan B	12/8/2021, 12/17/2021, 1/13/2022, 2/8/2022, 2/14/2022, 2/17/2022, 2/24/2022	28,880
National Property REIT Corp.	First Lien Term Loan C	10/23/2019, 1/23/2020, 3/31/2020, 4/8/2020, 8/4/2020, 12/7/2021, 1/7/2022, 2/2/2022, 5/12/2022, 5/19/2022, 6/6/2022, 8/1/2022, 9/15/2022, 9/19/2022, 10/21/2022, 6/6/2023, 11/2/2023	263,000
National Property REIT Corp.	First Lien Term Loan E	6/26/2024	35,300
NH Kronos Buyer, Inc.	First Lien Term Loan	4/10/2024	9,900
NMMB, Inc.	First Lien Term Loan	12/30/2019, 3/28/2022	40,100
Octagon Investment Partners XV, Ltd.	Subordinated Structured Note	4/27/2015, 8/3/2015, 6/27/2017	10,516
Octagon Investment Partners 18-R Ltd.	Subordinated Structured Note	3/23/2018	8,908
Pacific World Corporation	First Lien Revolving Line of Credit	10/21/2014, 12/19/2014, 4/7/2015, 4/22/2015, 8/12/2016, 10/18/2016, 2/7/2017, 2/21/2017, 4/26/2017, 10/11/2017, 10/17/2017, 1/16/2018, 12/27/2018, 3/15/2019, 7/2/2019, 8/15/2019, 9/1/2021, 10/19/2021, 9/6/2022	41,325
Pacific World Corporation	Convertible Preferred Equity	4/3/2019, 4/29/2019, 6/3/2019, 10/4/2019, 11/12/2019, 12/20/2019, 1/7/2020, 3/5/2020, 12/30/2021, 1/26/2024	55,100
Pacific World Corporation	First Lien Term Loan A	12/22/2022	10,500
PeopleConnect Holdings, Inc.	First Lien Term Loan	10/21/2021	82,005
Precisely Software Incorporated	Second Lien Term Loan	5/28/2021, 6/24/2021, 6/3/2022	59,333
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2024 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Reception Purchaser, LLC	First Lien Term Loan	7/29/2022, 9/22/2022	$9,655
RGIS Services, LLC	Membership Interest	5/28/2024	1,432
Redstone Holdco 2 LP	Second Lien Term Loan	9/10/2021	17,903
Research Now Group, LLC and Dynata, LLC	First Lien Term Loan	2/21/2024	1,425
Romark WM-R Ltd.	Subordinated Structured Note	3/29/2018	5,125
Rosa Mexicano	First Lien Revolving Line of Credit	3/27/2020, 10/13/2023, 2/7/2024, 5/17/2024	5,400
R-V Industries, Inc.	First Lien Term Loan	3/4/2022, 9/25/2023	8,700
R-V Industries, Inc.	Common Stock	12/27/2016	1,854
Shiftkey, LLC	First Lien Term Loan	8/26/2022, 9/14/2022, 9/23/2022	39,450
Symphony CLO XV, Ltd.	Subordinated Structured Note	12/7/2018	2,655
The RK Logistics Group, Inc.	Class B Common Units	12/19/2023	1,250
The RK Logistics Group, Inc.	First Lien Term Loan	6/28/2024	13,000
Town & Country Holdings, Inc.	First Lien Term Loan	7/13/2018, 7/16/2018, 2/27/2024, 3/28/2024, 4/23/2024	115,000
United Sporting Companies, Inc.	Second Lien Term Loan	3/7/2013, 3/14/2024	59,325
Universal Turbine Parts, LLC	First Lien Delayed Draw Term Loan	10/24/2019, 2/7/2020, 2/26/2020, 4/5/2021, 11/24/2023	5,716
USES Corp.	First Lien Term Loan A	6/15/2016, 6/29/2016, 2/22/2017, 4/27/2017, 5/4/2017, 8/30/2017, 10/11/2017, 12/11/2018, 8/30/2019	14,100
USES Corp.	First Lien Equipment Term Loan	6/23/2023	3,900
USG Intermediate, LLC	First Lien Revolving Line of Credit	7/2/2015, 9/23/2015, 9/14/2017, 8/21/2019, 9/17/2020, 9/18/2021, 5/19/2022, 5/22/2023, 10/12/2023	21,700
USG Intermediate, LLC	First Lien Term Loan B	8/24/2017, 7/30/2021, 2/9/2022, 8/17/2022, 5/12/2023, 12/20/2023	104,475
USG Intermediate, LLC	Equity	5/12/2023	100
Valley Electric Company, Inc.	Common Stock	12/31/2012, 6/24/2014	18,502
Valley Electric Company, Inc.	First Lien Term Loan	6/30/2014, 8/31/2018, 3/28/2022	18,129
Valley Electric Company, Inc.	First Lien Term Loan B	5/1/2023	19,000
Voya CLO 2014-1, Ltd.	Subordinated Structured Note	3/29/2018	3,943
Wellful Inc.	First Lien Term Loan	7/28/2022	3,860
Wellpath Holdings, Inc.	First Lien Term Loan	10/8/2019, 10/8/2021	9,592
Wellpath Holdings, Inc.	Second Lien Term Loan	8/20/2019	1,993

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2024 (Continued)
(40)Since Prospect's initial common equity investment in NPRC on December 31, 2013, we have made numerous additional follow-on investments that have been used to invest in new and existing properties as well as online consumer loans and rated secured structured notes. These follow-on acquisitions are summarized by fiscal year below (excluding effects of return of capital distributions). Details of specific transactions are included in the respective fiscal year Form 10-K filing (refer to endnote 39 for NPRC term loan follow-on investments):

Fiscal Year	Follow-On Investments (NPRC Common Stock, excluding cost of initial investment)
2014	$4,555
2015	68,693
2016	93,857
2017	116,830
2018	137,024
2019	11,582
2020	19,800
2022	15,620
2023	3,600
2024	4,600
(41)Prospect owns 38.95% of the preferred stock of Legere Pharmaceutical Holdings, Inc. (“Legere”), which represents 4.98% voting interest in Legere. Legere is the parent company of the borrower, Preventics, Inc. (d/b/a Legere Pharmaceuticals).
(42)This investment represents a Level 2 security in the ASC 820 table as of June 30, 2024. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.
(43)The investment represents a unitranche loan with characteristics of a traditional first lien senior secured loan, but which pursuant to an agreement among lenders is divided among unaffiliated lenders into “first out” and “last out” tranches yielding different interest rates, where our investment is the “last out” tranche(s) of such unitranche loan, subject to payment priority in favor of a first out tranche held by an unaffiliated lender; or, the Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche(s) with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company may receive a higher interest rate than the “first out” lenders and the Consolidated Schedule of Investments above reflects such higher rate, as applicable.

(44)Emerge Intermediate, Inc., HD Research, LLC, ERG Buyer, LLC, and ERG Blocker, Inc. are joint borrowers on the First Lien Term Loan.

(45)The stated interest rate on the drawn revolver and delayed drawn term loan commitments represents a weighted average interest rate for the funded amounts of the investment.

(46)Discovery Point Retreat, LLC, Discovery MSO LLC, Eating Disorder Solutions of Texas LLC, Discovery Point Retreat Waxahachie, LLC are joint borrowers on the First Lien Term Loan.

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
Reclassifications
Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three and six months ended December 31, 2024. Refer to Note 12. Income Taxes and Note 16. Financial Highlights.
In our Form 10-Q for the quarterly period ended December 31, 2023 filed on February 8, 2024, we previously reported total interest income of $68,524 and $117,225 for the three months ended December 31, 2023, and $141,767 and $229,742 for the six months ended December 31, 2023 from our control and non-control/non-affiliate investments, respectively, within our Consolidated Statement of Operations. In accordance with Regulation S-X 6-07.01 Statement of Operations – Investment Income and to conform to the presentation for the three and six months ended December 31, 2024, we have subsequently reclassified portions of the prior year interest income to separately state the amounts attributable to payment-in-kind interest income.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of December 31, 2024 and June 30, 2024, our qualifying assets as a percentage of total assets, stood at 83.32% and 83.78%, respectively.
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
Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific identification method. Amounts for investments traded but not yet settled are reported in Due to Broker or Due from Broker, in the Consolidated Statements of Assets and Liabilities. As of December 31, 2024 and June 30, 2024, we have no assets going through foreclosure.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectability of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and payment-in-kind (“PIK”) interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of December 31, 2024 and June 30, 2024 approximately 0.4% and 0.3% of our total assets at fair value are in non-accrual status, respectively.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of December 31, 2024, we do not expect to have any excise tax due for the 2024 calendar year. Thus, we have not accrued any excise tax for this period.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of December 31, 2024, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations, and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2021 and thereafter remain subject to examination by the Internal Revenue Service.
Taxable Subsidiaries
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. As of December 31, 2024, and June 30, 2024, no net tax benefit was recorded since they did not result in a material provision for income taxes. As of December 31, 2024, and June 30, 2024, the net deferred tax asset was not material to the financial statements after taking into account valuation allowances.

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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of December 31, 2024 and June 30, 2024, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Preferred Stock
In accordance with ASC 480-10-S99-3A, the Company’s Preferred Stock (as defined in “Note 9. Equity Offerings, Offering Expenses, and Distributions”) has been classified in temporary equity on the Consolidated Statement of Assets and Liabilities. Beginning with the period ended September 30, 2021, limitations on our ability to exercise our Issuer Optional Conversion on the 5.50% Preferred Stock and 6.50% Preferred Stock (each, as defined below) created the possibility of redemption outside of the Company’s control if dividends on the Preferred Stock have accumulated and been unpaid for a period of two years. The 5.50% Preferred Stock, 6.50% Preferred Stock and 5.35% Series A Preferred Stock issued as temporary equity is recorded net of offering costs and issuance costs due to this possibility. The 5.50% Preferred Stock issued prior to the issuance of our 5.35% Series A Preferred Stock has a carrying value on our Consolidated Statement of Assets and Liabilities equal to liquidation value per share.
The Floating Rate Preferred Stock and 7.50% Preferred Stock (each, as defined below) are redeemable at the election of the holder at any time and is probable of redemption outside of the Company’s control. In accordance with ASC 480-10-S99-3A, the Floating Rate Preferred Stock and 7.50% Preferred Stock are accreted to redemption value within temporary equity upon issuance. Accretion to redemption value is treated as an adjustment to net increase (decrease) in net assets resulting from operations applicable to common stockholders on our Consolidated Statement of Operations.
Accrued and unpaid dividends relating to the Preferred Stock are included in the preferred stock carrying value on the Consolidated Statement of Assets and Liabilities. Dividends declared on the Preferred Stock are included in preferred stock dividends on the Consolidated Statement of Operations.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (the “FASB”). ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended September 30, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

Note 3. Portfolio Investments
At December 31, 2024, we had investments in 114 long-term portfolio investments and CLOs, which had an amortized cost of $7,025,705 and a fair value of $7,132,928. At June 30, 2024, we had investments in 117 long-term portfolio investments and CLOs, which had an amortized cost of $7,447,174 and a fair value of $7,718,243.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $425,595 and $302,801 during the six months ended December 31, 2024 and December 31, 2023, respectively. Debt repayments and considerations from sales of equity securities of approximately $665,691 and $224,978 were received during the six months ended December 31, 2024 and December 31, 2023, respectively.
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
The following table shows the composition of our investment portfolio as of December 31, 2024 and June 30, 2024:

	December 31, 2024		June 30, 2024
	Cost	Fair Value	Cost	Fair Value
First Lien Revolving Line of Credit	$104,532	$104,279	$87,589	$86,544
First Lien Debt (1)	4,637,485	4,523,242	4,686,107	4,569,467
Second Lien Revolving Line of Credit	—	—	5,147	4,987
Second Lien Debt	953,309	729,716	1,219,482	1,038,882
Unsecured Debt	7,200	5,118	7,200	7,200
Subordinated Structured Notes	485,680	416,368	623,700	531,690
Equity	837,499	1,354,205	817,949	1,479,473
Total Investments	$7,025,705	$7,132,928	$7,447,174	$7,718,243
(1) First lien debt includes a loan that the Company classifies as “unitranche” and a loan classified as “first lien last out” The total amortized cost and fair value of the unitranche and/or last out loans were $— and $0, respectively, as of December 31, 2024. The total amortized cost and fair value of the unitranche and/or last out loans were $22,359 and $22,413, respectively, as of June 30, 2024.

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
First Lien Revolving Line of Credit	$—	$—	$104,279	$104,279
First Lien Debt(1)	—	38,914	4,484,328	4,523,242
Second Lien Revolving Line of Credit	—	—	—	—
Second Lien Debt	—	—	729,716	729,716
Unsecured Debt	—	—	5,118	5,118
Subordinated Structured Notes	—	—	416,368	416,368
Equity	—	—	1,354,205	1,354,205
Total Investments	$—	$38,914	$7,094,014	$7,132,928
(1) First lien debt includes a loan that the Company classifies as “unitranche”. The total amortized cost and fair value of the unitranche loan was $— and $—, respectively, as of December 31, 2024.

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
The following tables show the aggregate changes in the fair value of our Level 3 investments during the three months ended December 31, 2024:

	First Lien Revolving Line of Credit	First Lien Debt(2)	Second Lien Revolving Line of Credit	Second Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of September 30, 2024	$96,663	$4,714,369	$—	$826,848	$5,456	$473,792	$1,319,452	$7,436,580
Net realized gains (losses) on investments	—	(9,278)	—	30	3	(37,733)	—	(46,978)
Net change in unrealized gains (losses)	472	10,830	—	(69,880)	(338)	114	19,753	(39,049)
Net realized and unrealized gains (losses)	472	1,552	—	(69,850)	(335)	(37,619)	19,753	(86,027)
Purchases of portfolio investments(3)	9,653	89,434	—	(406)	—	—	15,000	113,681
Payment-in-kind interest	861	20,221	—	193	—	—	—	21,275
Accretion of discounts and premiums, net	29	2,068	—	188	—	—	—	2,285
Decrease to Subordinated Structured Notes cost, net(4)	—	—	—	—	—	(18,675)	—	(18,675)
Repayments and sales of portfolio investments(3)	(3,399)	(343,316)	—	(27,257)	(3)	(1,130)	—	(375,105)
Transfers within Level 3(1)	—	—	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—	—	—
Transfers into Level 3(1)	—	—	—	—	—	—	—	—
Fair value as of December 31, 2024	$104,279	$4,484,328	$—	$729,716	$5,118	$416,368	$1,354,205	$7,094,014

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
(2) First lien debt includes a loan that the Company classifies as “unitranche” and a loan classified as “first lien last out”. The total amortized cost and fair value of the unitranche and/or last out loans were $— and $—, respectively, as of December 31, 2024. The total amortized cost and fair value of the unitranche and/or last out loans were $22,781 and $23,092, respectively, as of September 30, 2024.
(3) Includes reorganizations and restructuring of investments.
(4) Reduction to cost value of our Subordinated Structured Notes investments represents the difference between distributions received, or entitled to be received, for the three months ended December 31, 2024, of $22,729 and the effective yield interest income recognized on our Subordinated Structured Notes of $4,054.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The following tables show the aggregate changes in the fair value of our Level 3 investments during the six months ended December 31, 2024:

	First Lien Revolving Line of Credit	First Lien Debt(2)	Second Lien Revolving Line of Credit	Second Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2024	$86,544	$4,519,816	$4,987	$1,038,882	$7,200	$531,690	$1,479,473	$7,668,592
Net realized gains (losses) on investments	—	(9,275)	—	(48,088)	4	(96,663)	6,366	(147,656)
Net change in unrealized gains (losses)	791	3,524	160	(42,994)	(2,082)	22,694	(144,817)	(162,724)
Net realized and unrealized gains (losses)	791	(5,751)	160	(91,082)	(2,078)	(73,969)	(138,451)	(310,380)
Purchases of portfolio investments(3)	24,019	330,983	(5,147)	727	—	—	15,249	365,831
Payment-in-kind interest	2,061	55,516	—	2,187	—	—	—	59,764
Accretion of discounts and premiums, net	38	3,785	—	879	—	—	—	4,702
Decrease to Subordinated Structured Notes cost, net(4)	—	—	—	—	—	(40,026)	—	(40,026)
Repayments and sales of portfolio investments(3)	(4,027)	(427,265)	—	(225,076)	(4)	(1,327)	(6,226)	(663,925)
Transfers within Level 3(1)	(5,147)	(2,212)	—	3,199	—	—	4,160	—
Transfers out of Level 3(1)	—	—	—	—	—	—	—	—
Transfers into Level 3(1)	—	9,456	—	—	—	—	—	9,456
Fair value as of December 31, 2024	$104,279	$4,484,328	$—	$729,716	$5,118	$416,368	$1,354,205	$7,094,014

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the six months ended December 31, 2024, two of our first lien notes transferred out of Level 2 to Level 3 because inputs to the valuation became unobservable.
(2) First lien debt includes a loan that the Company classifies as “unitranche” and a loan classified as “first lien last out”. The total amortized cost and fair value of the unitranche and/or last out loans were $— and $—, respectively, as of December 31, 2024. The total amortized cost and fair value of the unitranche and/or last out loans were $22,359 and $22,413, respectively, as of June 30, 2024.
(3) Includes reorganizations and restructuring of investments.
(4) Reduction to cost value of our Subordinated Structured Notes investments represents the difference between distributions received, or entitled to be received, for the six months ended December 31, 2024, of $48,259 and the effective yield interest income recognized on our Subordinated Structured Notes of $8,233.
The following tables show the aggregate changes in the fair value of our Level 3 investments during the three months ended December 31, 2023:

	First Lien Revolving Line of Credit	First Lien Debt(2)	Second Lien Revolving Line of Credit	Second Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of September 30, 2023	$63,751	$4,321,280	$4,769	$1,220,399	$7,200	$626,746	$1,444,726	$7,688,871
Net realized gains (losses) on investments	—	—	—	—	—	—	—	—
Net change in unrealized gains (losses)	(434)	(22,607)	58	(13,552)	—	(3,265)	(85,797)	(125,597)
Net realized and unrealized gains (losses)	(434)	(22,607)	58	(13,552)	—	(3,265)	(85,797)	(125,597)
Purchases of portfolio investments(3)	16,396	110,226	—	—	—	—	5,850	132,472
Payment-in-kind interest	1,056	37,034	—	1,165	—	—	—	39,255
Accretion of discounts and premiums, net	73	766	2	490	—	—	—	1,331
Decrease to Subordinated Structured Notes cost, net(4)	—	—	—	—	—	(21,990)	—	(21,990)
Repayments and sales of portfolio investments(3)	(4,519)	(95,421)	—	(31,281)	—	—	—	(131,221)
Transfers out of Level 3(1)	—	—	—	—	—	—	—	—
Fair value as of December 31, 2023	$76,323	$4,351,278	$4,829	$1,177,221	$7,200	$601,491	$1,364,779	$7,583,121
(1) Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
(2) First lien debt includes a loan that the Company classifies as “unitranche” and a loan classified as “first lien last out.” The total amortized cost and fair value of the unitranche and/or last out loans and were $37,000 and $37,000, respectively, as of December 31, 2023. The total amortized cost and fair value of the unitranche and/or last out loans were $37,000 and $37,000, respectively, as of September 30, 2023.
(3)Includes reorganizations and restructuring of investments.
(4) Reduction to cost value of our Subordinated Structured Notes investments represents the difference between distributions received, or entitled to be received, for the three months ended December 31, 2023, of $30,872 and the effective yield interest income recognized on our Subordinated Structured Notes of $8,882.
The following tables show the aggregate changes in the fair value of our Level 3 investments during the six months ended December 31, 2023:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	First Lien Revolving Line of Credit	First Lien Debt(2)	Second Lien Revolving Line of Credit	Second Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2023	$58,058	$4,295,314	$4,646	$1,257,862	$7,200	$665,002	$1,429,368	$7,717,450
Net realized gains (losses) on investments	—	(1,505)	—	(179,986)	—	(25,851)	(147)	(207,489)
Net change in unrealized gains (losses)	(242)	(19,560)	179	184,945	—	2,552	(95,647)	72,227
Net realized and unrealized gains (losses)	(242)	(21,065)	179	4,959	—	(23,299)	(95,794)	(135,262)
Purchases of portfolio investments(3)	23,811	197,054	—	(10,170)	—	—	29,748	240,443
Payment-in-kind interest	2,051	58,917	—	1,390	—	—	—	62,358
Accretion of discounts and premiums, net	84	1,493	4	1,070	—	—	—	2,651
Decrease to Subordinated Structured Notes cost, net(4)	—	—	—	—	—	(40,212)	—	(40,212)
Repayments and sales of portfolio investments(3)	(7,439)	(140,622)	—	(77,890)	—	—	1,457	(224,494)
Transfers out of Level 3(1)	—	(39,813)	—	—	—	—	—	(39,813)
Fair value as of December 31, 2023	$76,323	$4,351,278	$4,829	$1,177,221	$7,200	$601,491	$1,364,779	$7,583,121
(1) Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the six months ended December 31, 2023, two of our first lien notes transferred out of Level 3 to Level 2 because inputs to the valuation became observable.
(2) First lien debt includes a loan that the Company classifies as “unitranche” and a loan classified as “first lien last out.” The total amortized cost and fair value of the unitranche and/or last out loans and were $37,000 and $37,000, respectively, as of December 31, 2023. The total amortized cost and fair value of the unitranche and/or last out loans were $49,625 and $48,332, respectively, as of June 30, 2023.
(3)Includes reorganizations and restructuring of investments.
(4) Reduction to cost value of our Subordinated Structured Notes investments represents the difference between distributions received, or entitled to be received, for the six months ended December 31, 2023, of $65,781 and the effective yield interest income recognized on our Subordinated Structured Notes of $25,569.
The three months ended December 31, 2024 and December 31, 2023, respectively net change in unrealized (losses) gains on the investments that use Level 3 inputs was $(50,989) and $(126,165) for investments still held as of December 31, 2024 and December 31, 2023, respectively.
The six months ended December 31, 2024 and December 31, 2023, respectively net change in unrealized (losses) gains on the investments that use Level 3 inputs was $(222,800) and $(124,741) for investments still held as of December 31, 2024 and December 31, 2023, respectively.
The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of December 31, 2024 and June 30, 2024:

	December 31, 2024			June 30, 2024
	Cost	Fair Value	% of Portfolio	Cost	Fair Value	% of Portfolio
Equity Real Estate Investment Trusts (REITs)	$902,516	$1,424,961	20.0%	$897,181	$1,485,332	19.1%
Health Care Providers & Services	716,816	715,160	10.0%	739,721	821,921	10.6%
Consumer Finance	659,046	801,896	11.1%	623,033	728,320	9.4%
All Other Industries	4,747,327	4,190,911	58.9%	5,187,239	4,682,670	60.9%
Total	$7,025,705	$7,132,928	100.0%	$7,447,174	$7,718,243	100.0%
As of December 31, 2024 investments in California comprised 11.0% of our investments at fair value, with a cost of $996,840 and a fair value of $785,959. As of June 30, 2024 investments in California comprised 10.9% of our investments at fair value, with a cost of $970,217 and a fair value of $839,303.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2024 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (4)
First Lien Debt	$1,653,874	Discounted cash flow (Yield analysis)	Market yield	8.5%	to	32.7%	12.4%
First Lien Debt	882,486	Discounted cash flow	Discount Rate	6.3%	to	9.8%	7.2%
			Terminal Cap Rate	5.3%	to	8.3%	5.9%
First Lien Debt	665,847	Enterprise value waterfall (Market approach)	EBITDA multiple	5.0x	to	12.8x	9.5x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	13.3%	to	29.5%	16.1%
First Lien Debt	433,619	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.8x	to	3.3x	3.0x
			Earnings multiple	9.5x	to	12.5x	11.0x
First Lien Debt	270,364	Enterprise value waterfall (Market approach)	EBITDA multiple	3.0x	to	10.5x	7.1x
First Lien Debt (1)	155,000	Enterprise value waterfall	Discount rate (2)	10.4%	to	30.0%	12.8%
First Lien Debt	151,367	Enterprise value waterfall (Market approach)	Revenue multiple	0.3x	to	2.0x	1.2x
First Lien Debt	114,031	Enterprise value waterfall (Market approach)	Revenue multiple	0.3x	to	1.5x	0.8x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	14.3%	to	55.0%	23.7%
First Lien Debt	111,422	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.1x	to	2.2x	1.6x
First Lien Debt	56,239	Enterprise value waterfall (Discounted cash flow)	Discount rate	6.5%	to	30.0%	8.0%
First Lien Debt	53,321	Enterprise value waterfall	Aggregate consideration	n/a			n/a
First Lien Debt (1)	20,630	Enterprise value waterfall	Loss-adjusted discount rate	8.0%	to	8.0%	8.0%
			Projected loss rates	1.1%	to	1.1%	1.1%
First Lien Debt	20,407	Discounted cash flow (Yield analysis)	Market yield	27.1%	to	27.1%	27.1%
		Option Pricing Model	Expected volatility	45.0%	to	55.0%	50.0%
		Enterprise value waterfall (Market approach)	EBITDA multiple	8.0x	to	9.0x	8.5x
Second Lien Debt	715,631	Discounted cash flow (Yield analysis)	Market yield	8.8%	to	27.9%	14.4%
Second Lien Debt	9,559	Asset recovery analysis	Recoverable amount	n/a			n/a
Second Lien Debt	4,526	Enterprise value waterfall (Market approach)	EBITDA multiple	5.0x	to	7.0x	6.0x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	15.0%	to	17.0%	16.0%
Unsecured Debt	5,118	Enterprise value waterfall (Market approach)	EBITDA multiple	6.0x	to	7.3x	6.6x
Subordinated Structured Notes	416,368	Discounted cash flow	Discount rate (2)	6.6%	to	17.6%	11.2%
Preferred Equity	35,572	Enterprise value waterfall (Market approach)	EBITDA multiple	3.0x	to	9.5x	9.0x
Preferred Equity	9,653	Option Pricing Model	Expected volatility	60.0%	to	70.0%	65.0%
		Enterprise value waterfall (Market approach)	EBITDA multiple	6.0x	to	7.0x	6.5x
Preferred Equity	7,920	Enterprise value waterfall (Discounted cash flow)	Discount rate	6.5%	to	8.5%	7.5%
Preferred Equity	3,890	Enterprise value waterfall (Market approach)	Revenue multiple	0.3x	to	2.0x	1.2x
Common Equity/Interests/Warrants	446,438	Discounted cash flow	Discount rate	6.3%	to	9.8%	7.2%
			Terminal Cap Rate	5.3%	to	8.3%	5.9%
Common Equity/Interests/Warrants	300,972	Enterprise value waterfall (Market approach)	EBITDA multiple	3.0x	to	10.8x	8.7x
Common Equity/Interests/Warrants	231,499	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.8x	to	3.3x	3.0x
			Earnings multiple	9.5x	to	12.5x	11.0x

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (4)
Common Equity/Interests/Warrants	199,842	Enterprise value waterfall (Market approach)	EBITDA multiple	6.5x	to	12.8x	9.6x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	13.3%	to	29.5%	18.6%
Common Equity/Interests/Warrants (1)	55,452	Enterprise value waterfall	Loss-adjusted discount rate	8.0%	to	8.0%	8.0%
			Projected loss rates	1.1%	to	1.1%	1.1%
			Discount rate (2)	10.4%	to	30.0%	12.8%
Common Equity/Interests/Warrants (3)	40,585	Discounted cash flow	Discount rate	6.3%	to	9.8%	7.2%
			Terminal Cap Rate	5.3%	to	8.3%	5.9%
Common Equity/Interests/Warrants	12,139	Asset recovery analysis	Recoverable amount	n/a			n/a
Common Equity/Interests/Warrants	5,065	Enterprise value waterfall (Discounted cash flow)	Discount Rate	20.0%	to	30.0%	23.6%
Common Equity/Interests/Warrants	4,726	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.1	to	2.2x	1.3x
Common Equity/Interests/Warrants	452	Enterprise value waterfall (Market approach)	Revenue multiple	0.3x	to	1.5x	0.4x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	14.3%	to	55.0%	16.8%
Total Level 3 Investments	$7,094,014

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
Changes in Valuation Techniques
During the six months ended December 31, 2024, the valuation methodology for Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.) (“Aventiv”) for the Second Out Super Priority First Lien Term Loan, Third Out Super Priority First Lien Term Loan, and Second Lien Term Loan changed from the yield analysis, a combination of the yield analysis and market quotes, and combination of the yield analysis and waterfall recovery analysis, respectively, to solely a waterfall recovery analysis for all, given the performance of Aventiv. The fair value of our investment in Aventiv's Second Out Super Priority First Lien Term Loan, Third Out Super Priority First Lien Term Loan, and Second Lien Term Loan decreased to $584, $19,882, and $4,526, respectively, as of December 31, 2024, a discount of $99, $3,872, and $53,950, respectively, from its amortized cost, compared to the $0, $54 unrealized premium, and $10,573 unrealized discount, respectively, recorded at June 30, 2024.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

During the six months ended December 31, 2024, the valuation methodology for Discovery Point Retreat, LLC for the Series A Preferred Stock changed from relying solely on the Current Value Method ("CVM"), to relying on a combination of the CVM and Black-Scholes Option Pricing Method, to consider the optionality of the equity position given PSEC's limited control. As a result of this methodology change, the fair value of our investment in Discovery Point Retreat's Series A Preferred Stock decreased to $9,653 as of December 31, 2024, a premium of $1,703 from its amortized cost, compared to the $7,950 unrealized premium recorded at June 30, 2024.
During the six months ended December 31, 2024, the valuation methodology for WellPath Holdings, Inc. (“WellPath”) for the First Lien Term Loan and Second Lien Term Loan changed from a combination of the yield analysis and market quotes for the First Lien Term Loan and the yield analysis for the Second Lien Term Loan to a combination of the CVM and market quotes, and solely the CVM, respectively, to reflect the attributable recovery post Chapter 11 bankruptcy filed on November 11, 2024. As a result of this expected recovery, the fair value of our investment in WellPath’s First Lien Term Loan and Second Lien Term Loan decreased to $10,695 and $0, respectively, as of December 31, 2024, a discount of $2,613 and $36,385, respectively, from its amortized cost, compared to the $1,341 and 12,772, respectively, unrealized discount recorded at June 30, 2024.
Credit Quality Indicators and Undrawn Commitments
As of December 31, 2024, $4,196,548 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR or SOFR floors ranging from 0.0% - 5.5%. As of December 31, 2024, $1,165,807 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 6.0% to 18.0%. As of June 30, 2024, $4,592,731 of our loans to portfolio companies, at fair value, bore interest at floating rates and have LIBOR or SOFR floors ranging from 0.0% to 5.5%. As of June 30, 2024, $1,114,349 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 6.0% to 20.0%.
As of December 31, 2024 and June 30, 2024, the cost basis of our loans on non-accrual status amounted to $264,810 and $215,880 respectively, with fair value of $27,209 and $25,327, respectively. The fair values of these investments represent approximately 0.4% and 0.3% of our total assets at fair value as of December 31, 2024 and June 30, 2024, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.75%. As of December 31, 2024 and June 30, 2024, we had $61,910 and $34,771, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies of which $29,200 and $2,215 are considered at the Company’s sole discretion. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of December 31, 2024 and June 30, 2024 as they were all floating rate instruments that repriced frequently.
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
During the six months ended December 31, 2024, we provided $44,769 of debt financing to NPRC to fund real estate capital expenditures, provide working capital, and to fund purchases of rated secured structured notes.
During the six months ended December 31, 2024, we received partial repayments of $76,756 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
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
The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of December 31, 2024, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 101 investments with a fair value of $381,508 and face value of $402,128. The average outstanding note is approximately $3,981 with an expected maturity date ranging from July 2028 to July 2034 and weighted-

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

average expected maturity of 5 years as of December 31, 2024. Coupons range from three-month SOFR (“3M”) plus 5.20% to 9.23% with a weighted-average coupon of 3M + 6.90%. As of December 31, 2024, our senior secured term loan debt and common equity investments in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $208,340. As of December 31, 2024, based on outstanding notional balance, 31.7% of the portfolio was invested in Single - B or below rated tranches and 68.3% of the portfolio in BB or above rated tranches.
As of December 31, 2024, investments held by certain of NPRC’s wholly-owned subsidiaries was comprised of residual interest in two securitizations valued at $2,549, one corporate bond valued at $18,923 and other assets valued at $1,270 for an aggregate fair value of $22,742.
As of December 31, 2024, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $1,078,146 and a fair value of $1,600,591. The fair value of $1,369,509 related to NPRC’s real estate portfolio was comprised of forty-seven multi-family properties, six student housing properties, four senior living properties, and two commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of December 31, 2024:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Taco Bell, OK	Yukon, OK	6/4/2014	$1,719	$—
2	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
3	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	21,569
4	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	22,945
5	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	43,656
6	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	25,935
7	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	21,372
8	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	31,810
9	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	27,625
10	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	17,195
11	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	40,713
12	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	23,476
13	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,213
14	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,405
15	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	30,316
16	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,380
17	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	151,635
18	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	87,794
19	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	15,285
20	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	53,711
21	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,585
22	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	35,516
23	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
24	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	58,393
25	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,275
26	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
27	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,621
28	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
29	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
30	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	78,375
31	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,726
32	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,512
33	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
34	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	38,843
35	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
36	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
37	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
38	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
39	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
40	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000
41	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
42	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,975
43	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,955
44	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,203
45	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,601
46	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	106,850
47	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	73,000
48	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
49	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	36,401
50	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	29,408
51	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	24,162
52	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
53	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
54	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
55	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
56	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
57	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,566
58	NPRC Apex Holdings LLC	Cincinnati, OH	1/19/2024	34,225	27,712
59	NPRC Parkton Holdings LLC	Cincinnati, OH	1/19/2024	45,775	37,090
				$2,566,966	$2,223,179
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
For the six months ended December 31, 2024 and December 31, 2023, NPRC was deemed to be a significant subsidiary due to income and investment value. The following table shows summarized income statement information for NPRC for the periods included in this quarterly report:

	Three Months Ended December 31,		Six Months Ended December 31,
Summary Statement of Operations	2024	2023	2024	2023
Total income	$130,893	$104,140	$241,622	$253,571
Operating expenses	(62,806)	(54,490)	(120,932)	(110,999)
Operating income	68,087	49,650	120,690	142,572
Interest expense	(63,808)	(73,896)	(126,237)	(138,624)
Depreciation and amortization	(26,282)	(26,429)	(56,342)	(53,803)
Fair value adjustment	(2,730)	(2,017)	(7,406)	(12,082)
Net (loss)	$(24,733)	$(52,692)	$(69,295)	$(61,937)

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

During the six months ended December 31, 2024, First Tower Finance Company LLC (“First Tower Finance”) was deemed a significant subsidiary due to income. During the six months ended December 31, 2023, First Tower Finance Company LLC (“First Tower Finance”) was deemed a significant subsidiary due to income. The following table shows First Tower Finance summarized income statement information for the periods included within this quarterly report:

	Three Months Ended December 31,		Six Months Ended December 31,
Summary Statement of Operations	2024	2023	2024	2023
Total income	$81,076	$78,709	$158,517	$155,035
Gross profit	$19,624	$16,654	$38,443	$25,854
Net (loss)	$(2,338)	$(4,200)	$(5,126)	$(17,696)

During the six months ended December 31, 2024, InterDent, Inc. (“InterDent”) was deemed a significant subsidiary due to income. During the six months ended December 31, 2023, InterDent, Inc. (“InterDent”) was not deemed a significant subsidiary due to income. The following table shows InterDent summarized income statement information for the periods included within this quarterly report:

	Three Months Ended December 31,		Six Months Ended December 31,
Summary Statement of Operations	2024	2023	2024	2023
Total income	$81,898	$79,747	$160,295	$158,172
Gross profit	15,678	17,454	27,297	32,417
Net (loss)	$(5,773)	$(7,103)	$(18,483)	$(18,426)

Note 4. Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, PCF, a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective June 28, 2024, we completed an extension and upsizing of the revolving credit facility (the “Revolving Credit Facility”). The lenders have extended commitments of $2,121,500 as of December 31, 2024. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $2,250,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extended the maturity date to June 28, 2029 and the revolving period through June 28, 2028, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements, among other items. The Revolving Credit Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. As of December 31, 2024, we were in compliance with the applicable covenants of the Revolving Credit Facility.
The interest rate on borrowings under the Revolving Credit Facility is one-month SOFR plus 205 basis points. Additionally, the lenders charge a fee on the unused portion of the revolving credit facility amount equal to either 40 basis points if more than 60% of the revolving credit facility amount is drawn, 70 basis points if more than 35% and an amount less than or equal to 60% of the revolving credit facility amount is drawn, or 150 basis points if an amount less than or equal to 35% of the revolving credit facility amount is drawn. The Revolving Credit Facility requires us to pledge assets as collateral in order to borrow under the Revolving Credit Facility. As of December 31, 2024, the investments, including cash and cash equivalents, used as

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

collateral for the Revolving Credit Facility, had an aggregate fair value of $2,440,978, which represents 33.9% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $2,121,500. The release of any assets from PCF requires the approval of the facility agent.
For the six months ended December 31, 2024, and December 31, 2023, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Average stated interest rate	6.77%	7.39%	7.08%	7.34%
Average outstanding balance	$741,064	$1,027,922	$794,322	$1,064,260
As of December 31, 2024 and June 30, 2024, we had $1,049,788 and $830,124, respectively, available to us for borrowing under the Revolving Credit Facility, net of $301,522 and $794,796 outstanding borrowings as of the respective balance sheet dates.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $38,278 of fees, all of which are being amortized over the term of the facility. As of December 31, 2024 and June 30, 2024, $21,180 and $22,975, respectively, of the fees remain to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended December 31, 2024 and December 31, 2023, we recorded $16,511 and $22,006, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the six months ended December 31, 2024 and December 31, 2023, we recorded $35,889 and $44,706, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
As of December 31, 2024 and June 30, 2024, the outstanding aggregate principal amount of the 2025 Notes were $156,168 and $156,168, respectively.
Certain key terms related to the convertible features for the 2025 Notes are listed below:

2025 Notes
Initial conversion rate(1)	110.7420
Initial conversion price	$9.03
Conversion rate at December 31, 2024(1)(2)	110.7420
Conversion price at December 31, 2024(2)(3)	$9.03
Last conversion price calculation date	3/1/2024
Dividend threshold amount (per share)(4)	$0.060000
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
In connection with the issuance of the Convertible Notes, we recorded a discount of $3,369 and debt issuance costs of $2,090 which are being amortized over the terms of the Convertible Notes. As of December 31, 2024 and June 30, 2024, $101 and $395 of the original issue discount and $65 and $254, respectively, of the debt issuance costs remain to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended December 31, 2024 and December 31, 2023, we recorded $2,732 and $2,720, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the six months ended December 31, 2024 and December 31, 2023, we recorded $5,461 and $5,437, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.

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
During the three months ended December 31, 2024, we repurchased $11,443 aggregate principal amount of the 2026 Notes at a weighted average price of 97.32%, including commissions, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $264 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 2026 Notes.
During the six months ended December 31, 2024, we repurchased $23,728 aggregate principal amount of the 2026 Notes at a weighted average price of 97.21%, including commissions, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $571 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 2026 Notes.
As of December 31, 2024 and June 30, 2024, the outstanding aggregate principal amount of the 2026 Notes were $376,272 and $400,000, respectively.
3.364% 2026 Notes

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

On May 27, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on November 15, 2026 (the “3.364% 2026 Notes”). The 3.364% 2026 Notes bear interest at a rate of 3.364% per year, payable semi-annually on November 15, and May 15 of each year, beginning on November 15, 2021. Total proceeds from the issuance of the 3.364% 2026 Notes, net of underwriting discounts and offering costs, were $293,283. As of December 31, 2024 and June 30, 2024, the outstanding aggregate principal amount of the 3.364% 2026 Notes were $300,000 and $300,000, respectively.
3.437% 2028 Notes
On September 30, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on October 15, 2028 (the “3.437% 2028 Notes”). The 3.437% 2028 Notes bear interest at a rate of 3.437% per year, payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2022. Total proceeds from the issuance of the 3.437% 2028 Notes, net of underwriting discounts and offering costs, were $291,798. As of December 31, 2024 and June 30, 2024, the outstanding aggregate principal amount of the 3.437% 2028 Notes were $300,000 and $300,000, respectively.
The 2023 Notes, the 6.375% 2024 Notes, the 2026 Notes, the 3.364% 2026 Notes, and the 3.437% 2028 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $13,137 and debt issuance costs of $12,619, which are being amortized over the term of the notes. As of December 31, 2024 and June 30, 2024, $5,321 and $6,462 of the original issue discount and $4,754 and $5,971, respectively, of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended December 31, 2024 and December 31, 2023, we recorded $9,745 and $11,288, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the six months ended December 31, 2024 and December 31, 2023, we recorded $19,726 and $22,562, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.

Note 7. Prospect Capital InterNotes®
On February 13, 2020, we entered into a selling agent agreement with InspereX LLC (formerly known as “Incapital LLC”) (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with previously authorized selling agent agreements, the “InterNotes® Offerings”). On February 8, 2023, our Board of Directors reauthorized $1,000,000 of Prospect Capital InterNotes® for sale under the Selling Agent Agreement. Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of December 31, 2024, $643,834 aggregate principal amount of Prospect Capital InterNotes® were outstanding.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the six months ended December 31, 2024, we issued $143,493 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $141,445. These notes were issued with stated interest rates ranging from 6.50% to 7.75% with a weighted average interest rate of 7.14%. These notes will mature between July 15, 2027 and December 15, 2034. The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2024:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$55,876	6.50% – 7.25%	6.93%	July 15, 2027 – December 15, 2027
5	46,165	6.75% – 7.50%	7.16%	July 15, 2029 – December 15, 2029
10	41,452	7.00% – 7.75%	7.39%	July 15, 2034 – December 15, 2034
	$143,493

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

During the six months ended December 31, 2023, we issued $38,592 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $37,996. These notes were issued with a stated interest rates ranging from 5.75% to 8.00% with a weighted average interest rate of 7.35%. These notes will mature between July 15, 2026 and November 15, 2043.

The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2023:

Tenor at Origination (in years)	Principal Amount	Interest Rate	Weighted Average Interest Rate	Maturity Date Range
3	$12,980	5.75% - 7.25%	6.93%	July 15, 2026 – December 15, 2026
5	8,375	7.00% - 7.75%	7.55%	November 15, 2028 – December 15, 2028
6	899	6.00% - 6.25%	6.02%	July 15, 2029 – November 15, 2029
7	6,467	7.50% - 8.00%	7.87%	November 15, 2030 – December 15, 2030
10	7,965	6.25% - 8.00%	7.73%	July 15, 2033 – December 15, 2033
20	1,906	6.50% - 7.50%	6.58%	July 15, 2043 – November 15, 2043
	$38,592
During the six months ended December 31, 2024, we repaid $3,687 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option of the InterNotes®. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the six months ended December 31, 2024 was $87.

The following table summarizes the Prospect Capital InterNotes® outstanding as of December 31, 2024:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$120,315	2.50% – 7.25%	6.68%	February 15, 2025 – December 15, 2027
5	189,447	2.25% – 7.75%	5.22%	January 15, 2026 – December 15, 2029
6	18,348	3.00% – 6.25%	3.56%	June 15, 2027 – November 15, 2029
7	34,431	2.75% – 8.00%	4.06%	January 15, 2028 – December 15, 2030
8	3,190	3.40% – 3.50%	3.45%	June 15, 2029 – July 15, 2029
10	163,883	3.15% – 8.00%	5.84%	August 15, 2029 – December 15, 2034
12	13,591	3.70% – 4.00%	3.95%	June 15, 2033 – July 15, 2033
15	13,808	3.50% – 4.50%	3.84%	July 15, 2036 – February 15, 2037
18	2,949	4.50% – 5.50%	4.82%	January 15, 2031 – April 15, 2031
20	3,864	5.75% – 7.50%	6.23%	November 15, 2032 – November 15, 2043
25	7,341	6.25% – 6.50%	6.37%	November 15, 2038 – May 15, 2039
30	72,667	4.00% – 6.63%	5.36%	November 15, 2042 – March 15, 2052
Principal Outstanding	$643,834
Less Discounts
Unamortized Debt Issuance	(9,299)
Carrying Amount	$634,535

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

During the six months ended December 31, 2023, we repaid $5,690 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the six months ended December 31, 2023 was $144.
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
During the three months ended December 31, 2024 and December 31, 2023, we recorded $8,991 and $4,031, respectively, of interest costs and amortization of financings costs on the Prospect Capital InterNotes® as interest expense.
During the six months ended December 31, 2024 and December 31, 2023, we recorded $16,663 and $7,933, respectively, of interest costs and amortization of financings costs on the Prospect Capital InterNotes® as interest expense.

Note 8. Fair Value and Maturity of Debt Outstanding
As of December 31, 2024, our asset coverage ratio stood at 343.8% based on the outstanding principal amount of our senior securities representing indebtedness of $2,077,796 and our asset coverage ratio on our senior securities that are stock was 185.3%. As of June 30, 2024, our asset coverage ratio stood at 315.5% based on the outstanding principal amount of our senior securities representing indebtedness of $2,454,992 and our asset coverage ratio on our senior securities that are stock was 184.8%. Refer to Note 9, Equity Offerings, Offering Expenses and Distributions for additional discussion on our senior securities that are stock.
Information about our senior securities is shown in the following table as of the end of each of the last ten fiscal years and as of December 31, 2024 (All figures in this item are in thousands except per unit data):

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Credit Facility
Fiscal 2025 (as of December 31, 2024)	$301,522	$23,690	—	—
Fiscal 2024 (as of June 30, 2024)	794,796	9,746	—	—
Fiscal 2023 (as of June 30, 2023)	1,014,703	7,639	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Fiscal 2022 (as of June 30, 2022)	839,464	9,015	—	—
Fiscal 2021 (as of June 30, 2021)	356,937	17,408	—	—
Fiscal 2020 (as of June 30, 2020)	237,536	22,000	—	—
Fiscal 2019 (as of June 30, 2019)	167,000	34,298	—	—
Fiscal 2018 (as of June 30, 2018)	37,000	155,503	—	—
Fiscal 2017 (as of June 30, 2017)	—	—	—	—
Fiscal 2016 (as of June 30, 2016)	—	—	—	—
Fiscal 2015 (as of June 30, 2015)	368,700	18,136	—	—

2015 Notes(4)
Fiscal 2015 (as of June 30, 2015)	$150,000	$2,241	—	—

2016 Notes(5)
Fiscal 2016 (as of June 30, 2016)	$167,500	$2,269	—	—
Fiscal 2015 (as of June 30, 2015)	167,500	2,241	—	—

2017 Notes(6)
Fiscal 2017 (as of June 30, 2017)	$50,734	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	129,500	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	130,000	2,241	—	—

2018 Notes(7)
Fiscal 2017 (as of June 30, 2017)	$85,419	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—

2019 Notes(8)
Fiscal 2018 (as of June 30, 2018)	$101,647	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	200,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—

5.00% 2019 Notes(9)
Fiscal 2018 (as of June 30, 2018)	$153,536	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	300,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	300,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	300,000	2,241	—	—

2020 Notes(12)
Fiscal 2019 (as of June 30, 2019)	$224,114	$2,365	—	—
Fiscal 2018 (as of June 30, 2018)	392,000	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	392,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	392,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	392,000	2,241	—	—

2022 Notes(16)
Fiscal 2022 (as of June 30, 2022)	$60,501	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	111,055	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	258,240	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	328,500	2,365	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Fiscal 2018 (as of June 30, 2018)	328,500	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	225,000	2,251	—	—

2023 Notes(10)(17)
Fiscal 2022 (as of June 30, 2022)	$284,219	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	284,219	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	319,145	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	318,863	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	318,675	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	248,507	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	248,293	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	248,094	2,241	—	—

2024 Notes(13)
Fiscal 2020 (as of June 30, 2020)	$233,788	$2,408	—	$959
Fiscal 2019 (as of June 30, 2019)	234,443	2,365	—	1,002
Fiscal 2018 (as of June 30, 2018)	199,281	2,452	—	1,029
Fiscal 2017 (as of June 30, 2017)	199,281	2,251	—	1,027
Fiscal 2016 (as of June 30, 2016)	161,364	2,269	—	951

6.375% 2024 Notes(10)(18)
Fiscal 2023 (as of June 30, 2023)	$81,240	$2,970	—	—
Fiscal 2022 (as of June 30, 2022)	81,240	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	81,389	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	99,780	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	99,726	2,365	—	—

2025 Notes
Fiscal 2025 (as of December 31, 2024)	$156,168	$3,438	—	—
Fiscal 2024 (as of June 30, 2024)	156,168	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	156,168	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	156,168	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	156,168	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	201,250	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	201,250	2,365	—	—

2026 Notes
Fiscal 2025 (as of December 31, 2024)	$376,272	$3,438	—	—
Fiscal 2024 (as of June 30, 2024)	400,000	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	400,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	400,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	400,000	2,740	—	—

3.364% 2026 Notes
Fiscal 2025 (as of December 31, 2024)	$300,000	$3,438	—	—
Fiscal 2024 (as of June 30, 2024)	300,000	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	300,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	300,000	2,740	—	—

3.437% 2028 Notes

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Fiscal 2025 (as of December 31, 2024)	$300,000	$3,438	—	—
Fiscal 2024 (as of June 30, 2024)	300,000	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	300,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—

2028 Notes(14)
Fiscal 2020 (as of June 30, 2020)	$70,761	$2,408	—	$950
Fiscal 2019 (as of June 30, 2019)	70,761	2,365	—	984
Fiscal 2018 (as of June 30, 2018)	55,000	2,452	—	1,004

2029 Notes(15)
Fiscal 2021 (as of June 30, 2021)	$69,170	$2,740	—	$1,028
Fiscal 2020 (as of June 30, 2020)	69,170	2,408	—	970
Fiscal 2019 (as of June 30, 2019)	69,170	2,365	—	983

Prospect Capital InterNotes®
Fiscal 2025 (as of December 31, 2024)	$643,834	$3,438	—	—
Fiscal 2024 (as of June 30, 2024)	504,028	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	358,105	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	347,564	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	508,711	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	680,229	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	707,699	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	760,924	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	980,494	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	908,808	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	827,442	2,241	—	—

Floating Rate Preferred Stock
Fiscal 2025 (as of December 31, 2024)	$230,134	$46	$25	$—
Fiscal 2024 (as of June 30, 2024)	129,198	46	25	—

6.50% Preferred Stock
Fiscal 2025 (as of December 31, 2024)	$680,229	$46	$25	$—
Fiscal 2024 (as of June 30, 2024)	704,044	46	25	—
Fiscal 2023 (as of June 30, 2023)	533,216	47	25	—

5.50% Preferred Stock
Fiscal 2025 (as of December 31, 2024)	$736,034	$46	$25	—
Fiscal 2024 (as of June 30, 2024)	772,133	46	25	—
Fiscal 2023 (as of June 30, 2023)	870,268	47	25	—
Fiscal 2022 (as of June 30, 2022)	590,197	54	25	—
Fiscal 2021 (as of June 30, 2021)	137,040	65	25	—

5.35% Preferred Stock
Fiscal 2025 (as of December 31, 2024)	$131,279	$46	$25	$18.32
Fiscal 2024 (as of June 30, 2024)	131,279	46	$25	17.25
Fiscal 2023 (as of June 30, 2023)	149,066	47	$25	15.98
Fiscal 2022 (as of June 30, 2022)	150,000	54	$25	21.08

All Senior Securities(10)(11)

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Fiscal 2025 (as of December 31, 2024)	$3,855,471	$1,853	—	—
Fiscal 2024 (as of June 30, 2024)	4,191,646	1,848	—	—
Fiscal 2023 (as of June 30, 2023)	4,162,766	1,862	—	—
Fiscal 2022 (as of June 30, 2022)	3,509,353	2,156	—	—
Fiscal 2021 (as of June 30, 2021)	2,404,689	2,584	—	—
Fiscal 2020 (as of June 30, 2020)	2,169,899	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	2,421,526	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	2,346,563	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	2,681,435	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	2,707,465	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	2,983,736	2,241	—	—

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
(11)While we do not consider commitments to fund under revolving arrangements to be Senior Securities, if we were to elect to treat such unfunded commitments, which were $61,910 as of December 31, 2024 as Senior Securities for purposes of Section 18 of the 1940 Act, our asset coverage per unit would be $1,823.
(12)We repaid the outstanding principal amount of the 2020 Notes on April 15, 2020.
(13)We redeemed the 2024 Notes on February 16, 2021.
(14)We redeemed the 2028 Notes on June 15, 2021.
(15)We redeemed the 2029 Notes on December 30, 2021.
(16)We redeemed the 2022 Notes on July 15, 2022.
(17)We redeemed the 2023 Notes on March 15, 2023.
(18)We redeemed the 6.375% 2024 Notes on January 16, 2024.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The following table shows our outstanding debt as of December 31, 2024:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value		Effective Interest Rate
Revolving Credit Facility		$301,522	$21,180	$301,522	(1)	$301,522	(2)	1M SOFR +	2.05%	(5)

2025 Notes		156,168	166	156,002		155,601	(3)	6.63%		(6)
Convertible Notes		156,168		156,002		155,601

2026 Notes		376,272	2,229	374,043		365,304	(3)	3.99%		(6)
3.364%	2026 Notes	300,000	2,698	297,302		279,726	(3)	3.60%		(6)
3.437%	2028 Notes	300,000	5,148	294,852		259,458	(3)	3.64%		(6)
Public Notes		976,272		966,197		904,488

Prospect Capital InterNotes®		643,834	9,299	634,535		622,400	(4)	5.65%		(7)
Total		$2,077,796		$2,058,256		$1,984,011
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
The following table shows the contractual maturities by fiscal year of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of December 31, 2024:

	Payments Due by Fiscal Year ending June 30,
	Total	Remainder of 2025	2026	2027	2028	2029	After 5 Years
Revolving Credit Facility	$301,522	$—	$—	$—	$—	$301,522	$—
Convertible Notes	156,168	156,168	—	—	—	—	—
Public Notes	976,272	—	376,272	300,000	—	300,000	—
Prospect Capital InterNotes®	643,834	1,499	54,604	155,925	42,854	99,846	289,106
Total Contractual Obligations	$2,077,796	$157,667	$430,876	$455,925	$42,854	$701,368	$289,106

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
Preferred Stock
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”), as amended on June 9, 2022, October 7, 2022, February 10, 2023, December 29, 2023, October 17, 2024, and December 27, 2024, pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and dealer manager for the Company’s offering of up to 90,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock may be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”), the 6.50% Series A3 Preferred Stock (“Series A3 Preferred Stock”), the 6.50% Series M3 Preferred Stock (“Series M3 Preferred Stock”), the Floating Rate Series A4 Preferred Stock (“Series A4 Preferred Stock”), the Floating Rate Series M4 Preferred Stock (“Series M4 Preferred Stock,” and together with the Series A4 Preferred Stock, the “Floating Rate Preferred Stock”), the 7.50% Series A5 Preferred Stock (“Series A5 Preferred Stock”), and the 7.50% Series M5 Preferred Stock (“Series M5 Preferred Stock,” and together with the Series A5 Preferred Stock, the “7.50% Preferred Stock”). However, as disclosed in the Supplement No. 1 dated September 6, 2024 and Supplement No. 3 dated December 27, 2024 to the Prospectus Supplement dated December 29, 2023, the Company is no longer offering the Series A1 Preferred Stock, the Series M1 Preferred Stock, the Series M2 Preferred Stock, the Series A3 Preferred Stock, the Series M3 Preferred Stock, and the Floating Rate Preferred Stock and, as a result, any additional preferred stock offered under this offering will be only in any combination of our 7.50% Preferred Stock, which are not convertible. In connection with such offering, on August 3, 2020, June 9, 2022, October 11, 2022, February 10, 2023, December 28, 2023 (two filings), October 17, 2024, and December 27, 2024 we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland (“SDAT”), reclassifying and designating 120,000,000, 60,000,000, 120,000,000, 60,000,000, 160,000,000, 40,000,000, 20,000,000, and 180,000,000 shares, respectively, of the Company’s authorized and unissued shares of common stock into shares of preferred stock.

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

In connection with the offerings of the 5.50% Preferred Stock, the 6.50% Preferred Stock, the Floating Rate Preferred Stock, and the 7.50% Preferred Stock, we adopted and amended, respectively, a preferred stock dividend reinvestment plan (the “Preferred Stock Plan” or the “Preferred Stock DRIP”), pursuant to which (i) holders of the Floating Rate Preferred Stock and the 7.50% Preferred Stock will have dividends on their Floating Rate Preferred Stock and 7.50% Preferred Stock reinvested in

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

additional shares of such Floating Rate Preferred Stock and 7.50% Preferred Stock at a price per share of $25.00 and (ii) holders of the 5.50% Preferred Stock and the 6.50% Preferred Stock will have dividends on their 5.50% Preferred Stock and 6.50% Preferred Stock automatically reinvested in additional shares of such 5.50% Preferred Stock and 6.50% Preferred Stock at a price per share of $23.75 (95% of the stated value of $25.00 per share), if they elect.

At any time prior to the listing of the 5.50% Preferred Stock and the 6.50% Preferred Stock on a national securities exchange, shares of the 5.50% Preferred Stock and the 6.50% Preferred Stock are convertible, at the option of the holder of the 5.50% Preferred Stock and the 6.50% Preferred Stock (the “Holder Optional Conversion”). We will settle any Holder Optional Conversion by paying or delivering, as the case may be, (A) any portion of the Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the Settlement Amount, minus (b) any portion of the Settlement Amount that we elect to pay in cash, divided by (2) the arithmetic average of the daily volume weighted average price of shares of our common stock over each of the five consecutive trading days ending on the Holder Conversion Exercise Date (such arithmetic average, the “5-day VWAP”). For the Series A1 Preferred Stock, the Series A3 Preferred Stock, the Series AA1 Preferred Stock, the Series AA2 Preferred Stock and the Series A2 Preferred Stock, “Settlement Amount” means (A) $25.00 per share (the “Stated Value”), plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the applicable Holder Optional Conversion Fee for the respective Holder Conversion Deadline. For the Series M Preferred Stock, “Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the applicable Series M Clawback, if any. “Series M Clawback”, if applicable, means an amount equal to the aggregate amount of all dividends, whether paid or accrued, on such share of Series M stock in the three full months prior to the Holder Conversion Exercise Date. Subject to certain limited exceptions, we will not pay any portion of the Settlement Amount in cash (other than cash in lieu of fractional shares of our common stock) until the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred Stock has been issued. Beginning on the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred Stock is issued, we may elect to settle all or a portion of any Holder Optional Conversion in cash without limitation or restriction. The right of holders to convert a share of 5.50% Preferred Stock or 6.50% Preferred Stock will terminate upon the listing of such share on a national securities exchange. Shares of the Floating Rate Preferred Stock and 7.50% Preferred Stock do not have a Holder Optional Conversion feature.
Subject to certain limited exceptions allowing earlier redemption, beginning on the earlier of the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred Stock has been issued, or the two year anniversary of the date on which a share of Floating Rate Preferred Stock or 7.50% Preferred Stock has been issued or, for listed shares of 5.50% Preferred Stock or 6.50% Preferred Stock, five years from the earliest date on which any series that has been listed was first issued and for listed shares of Floating Rate Preferred Stock or 7.50% Preferred Stock, two years from the earliest date on which any series that has been listed was first issued (the earlier of such dates as applicable to a series of Preferred Stock, the “Redemption Eligibility Date”), such share of Preferred Stock may be redeemed at any time or from time to time at our option (the “Issuer Optional Redemption”), at a redemption price of 100% of the Stated Value of the shares to be redeemed plus unpaid dividends accrued to, but not including, the date fixed for redemption.
Shares of the Floating Rate Preferred Stock and 7.50% Preferred Stock are redeemable, at the option of the holder of such Floating Rate Preferred Stock and 7.50% Preferred Stock, on a monthly basis (the “Holder Optional Redemption”). For all shares of Floating Rate Preferred Stock and 7.50% Preferred Stock duly submitted for redemption on or before a monthly Holder Redemption Deadline (defined in the prospectus supplement dated December 29, 2023), the HOR Settlement Amount (as defined below) is determined on any business day after such Holder Redemption Deadline but before the Holder Redemption Deadline occurring two months thereafter (such date, the “Holder Redemption Exercise Date”). Within such period, we may select the Holder Redemption Exercise Date in our sole discretion. We will settle any Holder Optional Redemption by paying the HOR Settlement Amount in cash.
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
The aggregate amount of Holder Optional Redemptions by the holders of 7.50% Preferred Stock is subject to the following redemption limits: (i) no more than 2% of the outstanding 7.50% Preferred Stock, in aggregate, as of the end of the most recent fiscal quarter will be redeemed per calendar month; (ii) no more than 5% of the outstanding 7.50% Preferred Stock, in

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

aggregate, as of the end of the most recent fiscal quarter will be redeemed per fiscal quarter; and (iii) no more than 20% of the outstanding 7.50% Preferred Stock, in aggregate, as of the end of the most recent fiscal quarter will be redeemed per Annual Redemption Period; plus, for each redemption limit set forth above in clauses (i) through (iii) of this paragraph, an amount of such 7.50% Preferred Stock equal to the lowest excess, if any, between the corresponding applicable 2% / 5% / 20% redemption limits for Floating Rate Preferred Stock as set forth above and the respective amounts requested for the Floating Rate Preferred Stock on a Holder Redemption Deadline for the Floating Rate Preferred Stock.
Additionally, we have covenanted to waive the applicable 2% / 5% / 20% redemption limits for the Floating Rate Preferred Stock as set forth in the terms of the Floating Rate Preferred Stock such that holders of the Floating Rate Preferred Stock may, in addition to the amount of Floating Rate Preferred Stock such holders are entitled to redeem pursuant to the terms of the Floating Rate Preferred Stock, also redeem an amount of such Floating Rate Preferred Stock equal to the lowest excess, if any, between the corresponding applicable 2% / 5% / 20% redemption limits for the 7.50% Preferred Stock as set forth in the terms of the 7.50% Preferred Stock and the respective amounts requested for the 7.50% Preferred Stock on a Holder Redemption Deadline for the 7.50% Preferred Stock.
Redemption capacity of the 7.50% Preferred Stock will be allocated on a pro rata basis based on the number of 7.50% Preferred Stock, as applicable, submitted in the event that a monthly redemption is oversubscribed based on any of the foregoing redemption limits.
An “Annual Redemption Period” means our then current fiscal quarter and the three fiscal quarters immediately preceding our then current fiscal quarter. Shares of Series A4 Preferred Stock and Series A5 Preferred Stock are subject to an early redemption fee if it is redeemed by its holder within five years of issuance. We may waive the foregoing redemption limits in our sole discretion at any time.
For the Series A4 Preferred Stock and Series A5 Preferred Stock, “HOR Settlement Amount” means (A) the stated value, plus (B) unpaid dividends accrued to, but not including, the Holder Redemption Exercise Date, minus (C) the Series A4 Preferred Stock or Series A5 Preferred Stock Holder Optional Redemption fee, as applicable on the respective Holder Redemption Deadline.
For the Series M4 Preferred Stock and Series M5 Preferred Stock, “HOR Settlement Amount” means (A) the stated value, plus (B) unpaid dividends accrued to, but not including, the Holder Redemption Exercise Date, but if a holder of Series M4 Preferred Stock or Series M5 Preferred Stock exercises a Holder Optional Redemption within the first twenty-four months of issuance of such Series M4 Preferred Stock or Series M5 Preferred Stock, the HOR Settlement Amount payable to such holder will be reduced by (i) during the first twelve months of issuance of such Series M4 Preferred Stock or Series M5 Preferred Stock, the aggregate amount of all dividends, whether paid or accrued, on such Series M4 Preferred Stock or Series M5 Preferred Stock, respectively, in the six-month period prior to the Holder Redemption Exercise Date, and (ii) during the second twelve months of issuance of such Series M4 Preferred Stock or Series M5 Preferred Stock, the aggregate amount of all dividends, whether paid or accrued, on such Series M4 Preferred Stock or Series M5 Preferred Stock in the three-month period prior to the Holder Redemption Exercise Date (such amount, the “Series M4 Shares Clawback” and “Series M5 Shares Clawback,” respectively). We are permitted to waive the Series M4 Shares Clawback and Series M5 Shares Clawback through public announcement of the terms and duration of such waiver. Any such waiver would apply to any holder of Preferred Stock qualifying for the waiver and exercising a Holder Optional Redemption during the pendency of the term of such waiver. Although we have retained the right to waive the Series M4 Shares Clawback and Series M5 Shares Clawback in the manner described above, we are not required to establish any such waivers and we may never establish any such waivers.
Subject to certain limitations, each share of 5.50% Preferred Stock or 6.50% Preferred Stock may be converted at our option (the “Issuer Optional Conversion”). We will settle any Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the 5-day VWAP, subject to our ability to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value if the 5-day VWAP represents a discount to our net asset value per share of common stock. For the 5.50% Preferred Stock and 6.50% Preferred Stock, “IOC Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the date fixed for conversion. In connection with an Issuer Optional Conversion, we will use commercially reasonable efforts to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value. If we do not have or obtain any required stockholder approval under the 1940 Act to sell our common stock below net asset value and the 5-day VWAP is at a discount to our net asset value per share of common stock, we will settle any conversions in connection with an Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

elect to pay in cash, divided by (2) the NAV per share of common stock at the close of business on the business day immediately preceding the date of conversion. We will not pay any portion of the IOC Settlement Amount from an Issuer Optional Conversion in cash (other than cash in lieu of fractional shares of our common stock) until the Redemption Eligibility Date. Beginning on the Redemption Eligibility Date, we may elect to settle any Issuer Optional Conversion in cash without limitation or restriction. In the event that we exercise an Issuer Optional Conversion with respect to any shares of 5.50% Preferred Stock or 6.50% Preferred Stock, the holder of such 5.50% Preferred Stock or 6.50% Preferred Stock may instead elect a Holder Optional Conversion with respect to such 5.50% Preferred Stock or 6.50% Preferred Stock provided that the date of conversion for such Holder Optional Conversion would occur prior to the date of conversion for an Issuer Optional Conversion. Shares of the Floating Rate Preferred Stock and 7.50% Preferred Stock do not have an Issuer Optional Conversion feature. The Company actively manages its offerings of preferred stock and, although it may or may not be presently offering a particular series of its preferred stock, the Company may determine to issue any of its authorized series of preferred stock (and, in connection therewith, to relaunch the offering of any particular series, if previously terminated) based on its assessment of market conditions, demand, and appropriate cost of capital in light of the foregoing and the overall construction of its portfolio and capital structure.
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
Each series of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock, 7.50% Preferred Stock and Series A Preferred Stock ranks (with respect to the payment of dividends and rights upon liquidation, dissolution or winding up) (a) senior to our common stock, (b) on parity with each other series of our preferred stock, and (c) junior to our existing and future secured and unsecured indebtedness. See Note 8, Fair Value and Maturity of Debt Outstanding for further discussion on our senior securities.
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
During the three months ended December 31, 2023, we repurchased 17,994 shares of Series A Preferred Stock for a total cost of approximately $278, including fees and commissions paid to the broker, representing an average repurchase price of $15.41 per share. The difference in the consideration transferred and the net carrying value of the Series A Preferred Stock repurchased, which was $434, resulted in a gain applicable to common stock holders of approximately $156 during the three months ended December 31, 2023. During the six months ended December 31, 2023, we repurchased 80,303 shares of Series A Preferred Stock for a total cost of approximately $1,279, including fees and commissions paid to the broker, representing an average repurchase price of $15.76 per share. The difference in the consideration transferred and the net carrying value of the Series A Preferred Stock repurchased, which was $1,936, resulted in a gain applicable to common stock holders of approximately $657 during the six months ended December 31, 2023. The repurchased shares reverted to authorized but unissued shares of Series A Preferred Stock and thus the Company holds no treasury stock.
During the three months ended December 31, 2024 and six months ended December 31, 2024, we did not repurchase shares of Series A Preferred Stock.
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
During the three months ended December 31, 2024, we exchanged an aggregate of 51,185 Series M1 Preferred Stock for an aggregate of 5,000 and 46,185 newly-issued Series M3 Preferred Stock and Series M4 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act. During the three months ended December 31, 2024, we exchanged an aggregate of 103,590 Series M3 Preferred Stock for an aggregate of 103,590 newly-issued Series M4 Preferred Stock pursuant to the Securities Act. During the six months ended December 31, 2024, we exchanged an aggregate of 138,618 Series M1 Preferred Stock for an aggregate of 10,842 and 127,774 newly-issued Series M3 Preferred Stock and Series M4 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act. During the six months ended December 31, 2024, we exchanged an aggregate of 235,507 Series M3 Preferred Stock for an aggregate of 235,504 newly-issued Series M4 Preferred Stock pursuant to the Securities Act.
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
For so long as the Series A Preferred Stock, the Floating Rate Preferred Stock, or 7.50% Preferred Stock are outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, if dividends on the Preferred Stock have accumulated and been unpaid for a period of two years, a possibility of redemption outside of the Company’s control exists and, in accordance with ASC 480, we have presented our 5.50% Preferred Stock, 6.50% Preferred Stock, and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of December 31, 2024 and June 30, 2024.
The Floating Rate Preferred Stock and 7.50% Preferred Stock are redeemable at the election of the holder at any time; therefore, is probable of redemption outside of the Company’s control. As a result, the Floating Rate Preferred Stock and 7.50% Preferred Stock are classified within temporary equity on our Consolidated Statement of Assets and Liabilities as of December 31, 2024 and are accreted to redemption value upon issuance. Accretion to redemption value is treated as an adjustment to net increase (decrease) in net assets resulting from operations applicable to common stockholders on our Consolidated Statement of Operations.
Shares of the 5.50% Preferred Stock, 6.50% Preferred Stock, and 7.50% Preferred Stock will pay a monthly dividend, when and if declared by our Board of Directors, at a fixed annual rate of 5.50%, 6.50%, and 7.50%, respectively, per annum of the Stated Value of $25.00 per share (computed on the basis of a 360-day year consisting of twelve 30-day months), payable in cash or through the issuance of additional 5.50% Preferred Stock, 6.50% Preferred Stock, and 7.50% Preferred Stock through the 5.50% Preferred Stock DRIP, 6.50% Preferred Stock DRIP, and 7.50% Preferred Stock DRIP, respectively.
Shares of the Floating Rate Preferred Stock will pay a monthly dividend, when, and if authorized by, or under authority granted by, our Board of Directors, and declared by us out of funds legally available therefor, at an annualized floating rate equal to one-month Term SOFR (as defined in the Prospectus Supplement dated December 29, 2023) plus 2.00%, subject to a minimum annualized dividend rate of 6.50% (the “Cap Rate”) and a maximum annualized dividend rate of 8.00%, each with respect to the stated value of $25.00 per share of the Floating Rate Preferred Stock (computed on the basis of a 360-day year consisting of twelve 30-day months), payable in cash or through the issuance of additional Floating Rate Preferred Stock through the Floating Rate Preferred Stock DRIP. The floating dividend rate on the Floating Rate Preferred Stock will reset upon each dividend authorization by our Board of Directors, and will reset to the applicable rate as determined two U.S. Government Securities Business Days (as defined in the Prospectus Supplement dated December 29, 2023) prior to such authorization, as adjusted for the terms herein. The applicable floating dividend rate on the Floating Rate Preferred Stock is presently expected to reset approximately once every three months.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The below distributions to our Preferred Stockholders are net of any Series M Clawback applied to Series M stock through either the Holder Optional Conversion or Holder Optional Redemption of such Series M shares.
Our distributions to our 5.50% Preferred Stock holders, 6.50% Preferred Stock holders, Floating Rate Preferred Stock holders and 5.35% Series A Preferred Stock holders for the six months ended December 31, 2024 and December 31, 2023, are summarized in the following table:

Declaration Date	Record Date	Payment Date	Amount ($ per share), before pro ration for partial periods	Amount Distributed
5.50% Preferred Stock holders
5/8/2024	7/17/2024	8/1/2024	$0.114583	$3,516
5/8/2024	8/15/2024	9/3/2024	0.114583	3,491
8/28/2024	9/18/2024	10/1/2024	0.114583	3,430
8/28/2024	10/16/2024	11/1/2024	$0.114583	$3,406
8/28/2024	11/20/2024	12/2/2024	0.114583	3,394
11/8/2024	12/18/2024	1/2/2025	0.114583	3,376
Distributions for the six months ended December 31, 2024				$20,613

5/9/2023	7/19/2023	8/1/2023	$0.114583	$3,968
5/9/2023	8/16/2023	9/1/2023	0.114583	3,961
8/29/2023	9/20/2023	10/2/2023	0.114583	3,907
8/29/2023	10/18/2023	11/1/2023	0.114583	3,883
8/29/2023	11/15/2023	12/1/2023	0.114583	3,879
11/8/2023	12/20/2023	1/2/2024	0.114583	3,854
Distributions for the six months ended December 31, 2023				$23,452

6.50% Preferred Stock holders
5/8/2024	7/17/2024	8/1/2024	$0.135417	$3,803
5/8/2024	8/15/2024	9/3/2024	0.135417	3,785
8/28/2024	9/18/2024	10/1/2024	0.135417	3,749
8/28/2024	10/16/2024	11/1/2024	$0.135417	$3,702
8/28/2024	11/20/2024	12/2/2024	0.135417	3,696
11/8/2024	12/18/2024	1/2/2025	0.135417	3,686
Distributions for the six months ended December 31, 2024				$22,421

5/9/2023	7/19/2023	8/1/2023	0.135417	$2,978
5/9/2023	8/16/2023	9/1/2023	0.135417	3,111
8/29/2023	9/20/2023	10/2/2023	0.135417	3,279
8/29/2023	10/18/2023	11/1/2023	0.135417	3,375
8/29/2023	11/15/2023	12/1/2023	0.135417	3,512
11/8/2023	12/20/2023	1/2/2024	0.135417	3,627
Distributions for the six months ended December 31, 2023				$19,882

Floating Rate Preferred Stock holders
5/8/2024	7/17/2024	8/1/2024	$0.152550	$876
5/8/2024	8/15/2024	9/3/2024	0.152550	1,052
8/28/2024	9/18/2024	10/1/2024	0.151584	1,111
8/28/2024	10/16/2024	11/1/2024	0.151584	$1,225
8/28/2024	11/20/2024	12/2/2024	0.151584	$1,314

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Declaration Date	Record Date	Payment Date	Amount ($ per share), before pro ration for partial periods	Amount Distributed
11/8/2024	12/18/2024	1/2/2025	0.138583	$1,262
Distributions for the six months ended December 31, 2024				$6,840

5.35% Preferred Stock holders
5/8/2024	7/17/2024	8/1/2024	$0.334375	$1,756
8/28/2024	10/16/2024	11/1/2024	0.334375	1,756
Distributions for the six months ended December 31, 2024				$3,512

5/9/2023	7/19/2023	8/1/2023	$0.334375	$1,983
8/29/2023	10/18/2023	11/1/2023	0.334375	1,967
Distributions for the six months ended December 31, 2023				$3,950
The above table includes dividends paid during the six months ended December 31, 2024. It does not include distributions previously declared to the 5.50% Preferred Stock holders, 6.50% Preferred Stock holders, Floating Rate Preferred Stock holders and 5.35% Series A Preferred Stock holders of record for any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and paid subsequent to December 31, 2024:
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on January 22, 2025 with a payment date of February 3, 2025.
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on February 19, 2025 with a payment date of March 3, 2025.
•$0.135417 per share (before pro ration for partial period holders of record) for 6.50% Preferred Stock holders of record on January 22, 2025 with a payment date of February 3, 2025.
•$0.135417 per share (before pro ration for partial period holders of record) for 6.50% Preferred Stock holders of record on February 19, 2025 with a payment date of March 3, 2025.
•$0.138583 per share (before pro ration for partial period holders of record) for Floating Rate Preferred Stock holders of record on January 22, 2025 with a payment date of February 3, 2025.
•$0.138583 per share (before pro ration for partial period holders of record) for Floating Rate Preferred Stock holders of record on February 19, 2025 with a payment date of March 3, 2025.
•$0.334375 per share (before pro ration for partial period holders of record) for 5.35% Series A Preferred Stock holders of record on January 22, 2025 with a payment date of February 3, 2025.
As of December 31, 2024, we have accrued approximately $11 and $1,171 in dividends that have not yet been paid for our Floating Rate Preferred Stock holders and 5.35% Series A Preferred Stock holders, respectively.
The following table shows our outstanding Preferred Stock as of December 31, 2024:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Series	Maximum Offering Size (Shares)		Maximum Aggregate Liquidation Preference of Offering		Inception to Date Preferred Shares Issued via Offering	Inception to Date Liquidation Preference Issued via Offering		Preferred Stock Outstanding		Liquidation Preference Outstanding
Series A1	90,000,000	(1)	$2,250,000	(1)	31,448,021	786,201		$27,968,443	(4)	$699,211
Series M1	90,000,000	(1)	2,250,000	(1)	4,110,318	102,758		1,309,907	(4)	32,748
Series M2	90,000,000	(1)	2,250,000	(1)	—	—		—		—
Series A3	90,000,000	(1)	2,250,000	(1)	25,020,192	625,505		24,476,826	(4)	611,921
Series M3	90,000,000	(1)	2,250,000	(1)	3,490,259	87,256		2,732,317	(4)	68,308
Series A4	90,000,000	(1)	2,250,000	(1)	7,025,668	175,642		7,012,458	(5)	175,311
Series M4	90,000,000	(1)	2,250,000	(1)	938,860	23,472		2,192,884	(5)	54,822
Series A5	90,000,000	(1)	2,250,000	(1)	—	—		—		—
Series M5	90,000,000	(1)	2,250,000	(1)	—	—		—		—
Series AA1	10,000,000	(2)	250,000	(2)	—	—		—		—
Series MM1	10,000,000	(2)	250,000	(2)	—	—		—		—
Series AA2	10,000,000	(2)	250,000	(2)	—	—		—		—
Series MM2	10,000,000	(2)	250,000	(2)	—	—		—		—
Series A2	187,000		4,675		187,000	4,675		163,000	(4)	4,075
Series A	6,000,000		150,000		6,000,000	150,000		5,251,157	(6)	131,279
Total	106,187,000	(3)	$2,654,675	(3)	78,220,318	1,955,508	(7)	$71,106,992		$1,777,675
(1) The maximum offering of 90,000,000 shares and $2,250,000 aggregate liquidation preference is for any combination of Series A1, Series M1, Series M2, Series A3, Series M3, Series A4, Series M4, Series A5, and Series M5 shares.
(2) The maximum offering of 10,000,000 shares and $250,000 aggregate liquidation preference is for any combinations of Series AA1, Series MM1, Series AA2, and Series MM2.
(3) The authorized maximum offering size of Preferred Stock as of December 31, 2024 is 106,187,000 shares, par value $0.001 per share, with an aggregate liquidation preference of $2,654,675, a liquidation preference of $25.00 per share. The totals referenced in the above table are in light of the combined maximum offering amounts for the various series of shares identified in footnote 1 and footnote 2 and the table columns are not intended to foot.
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
(7) Does not foot due to rounding.
Preferred Stock issued prior to the issuance of our 5.35% Series A Preferred Stock has a carrying value equal to liquidation value per share on our Consolidated Statements of Assets and Liabilities. Subsequent issuances of our Preferred Stock classified as temporary equity are recorded net of issuance costs, with the Floating Rate Preferred Stock and 7.50% Preferred Stock immediately accreted to redemption value as discussed above. The carrying value of all Preferred Stock is inclusive of cumulative accrued and unpaid dividends as of December 31, 2024 and June 30, 2024.
Series A1, Series A2, Series M1, Series A3, and Series M3 shares outstanding are net of dividend reinvestments paid and conversions to common stock in accordance with their liquidation features. Series A4 and Series M4 shares outstanding are net of dividend reinvestments paid and redemptions in accordance with their liquidation features. Series A shares outstanding are net of shares repurchased via the authorized repurchase of Series A Preferred Stock. Series M shares outstanding are net of shares exchanged for shares of alternative Series M stock. The following tables show such activity during the six months ended December 31, 2024:

Series	June 30, 2024 Shares Outstanding		Shares Issued		Shares issued through Preferred Stock DRIP	Exchanges		Redemptions/Repurchases(1)		December 31, 2024 Shares Outstanding
Series A1	28,932,457		—		33,775	—		(997,788)		27,968,443	(2)
Series M1	1,788,851		—		422	(138,618)		(340,749)		1,309,907	(2)
Series A3	24,810,648		87,237		38,804	—		(459,862)		24,476,826	(2)
Series M3	3,351,101		17,000		1,741	(224,665)		(412,859)		2,732,317	(2)
Series A4	3,766,166		3,260,346		5,638	—		(19,692)		7,012,458
Series M4	1,401,747		428,912		1,210	363,278		(2,264)		2,192,884	(2)
Series A2	164,000		—		—	—		(1,000)		163,000
Series A	5,251,157		—		—	—		—		5,251,157
Total	69,466,127	(2)	3,793,495	(3)	81,590	(4)	(4)	(2,234,215)	(2)	71,106,992
(1)During the six months ended December 31, 2024, 2,212,258 shares of the 5.50% Preferred Stock, 6.50% Preferred Stock, were converted to common shares via Holder Optional Redemptions and Optional Redemptions Upon Death of Holder and 21,956 shares of the Floating Rate Preferred Stock were redeemed for cash via Holder Optional Redemptions.
(2)Does not foot or crossfoot due to fractional share rounding.
(3)During the six months ended December 31, 2024, we issued 3,793,495 shares of Preferred Stock for net proceeds of $86,141 with a liquidation value of $59,282.
(4)During the six months ended December 31, 2024, an aggregate amount of 4.17 fractional shares were exchanged and paid to the exchanging holders with cash in lieu of the exchanged shares.

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
(1)During the six months ended December 31, 2023, 1,369,136 shares of the 5.50% Preferred Stock and 6.50% Preferred Stock were converted to common shares via Holder Optional Redemptions and Optional Redemptions Upon Death of Holder and 80,303 of the 5.35% Series A Preferred Stock were repurchased via open market purchases, and 711,497 of the 5.35% Series A Preferred Stock were retired via the Tender Offer.
(2)Does not foot or crossfoot due to fractional share rounding.
(3) During the six months ended December 31, 2023, we issued 5,858,047 shares of Preferred Stock for net proceeds of $748,223 with a liquidation value of $146,451.

Common Stock
Our common stockholders’ equity accounts as of December 31, 2024 and June 30, 2024 reflect cumulative shares issued, net of shares previously repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemptions Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”), pursuant to which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify stockholders of our intention to purchase our common stock.
We did not repurchase any shares of our common stock under the Repurchase Program for the six months ended December 31, 2024 and December 31, 2023. As of December 31, 2024, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
Excluding common stock dividend reinvestments and shares issued in connection with the 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemption Upon Death of Holder, during the six months ended December 31, 2024 and December 31, 2023, we did not issue any shares of our common stock.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

During the six months ended December 31, 2024 and December 31, 2023, we distributed approximately $142,912 and $147,308, respectively, to our common stockholders. The following table summarizes our distributions to common stockholders declared and payable for the six months ended December 31, 2024 and December 31, 2023:

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/8/2024	7/29/2024	8/21/2024	$0.06	$25,607
5/8/2024	8/28/2024	9/19/2024	0.06	25,739
8/28/2024	9/26/2024	10/22/2024	0.06	26,012
8/28/2024	10/29/2024	11/19/2024	0.06	26,135
11/8/2024	11/26/2024	12/19/2024	0.045	19,671
11/8/2024	12/27/2024	1/22/2025	0.045	19,748
Total declared and payable for the six months ended December 31, 2024				$142,912

5/9/2023	7/27/2023	8/22/2023	$0.06	$24,317
5/9/2023	8/29/2023	9/20/2023	0.06	24,418
8/29/2023	9/27/2023	10/19/2023	0.06	24,517
8/29/2023	10/27/2023	11/20/2023	0.06	24,611
11/8/2023	11/28/2023	12/19/2023	0.06	24,692
11/8/2023	12/27/2023	1/18/2024	0.06	24,753
Total declared and payable for the six months ended December 31, 2023				$147,308
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during the six months ended December 31, 2024 and December 31, 2023. It does not include distributions previously declared to common stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to December 31, 2024:
•$0.045 per share for January 2025 holders of record on January 29, 2025 with a payment date of February 19, 2025.
During the six months ended December 31, 2024 and December 31, 2023, we issued 3,706,545 and 3,219,691 shares of our common stock, respectively, in connection with the common stock dividend reinvestment plan.
As of December 31, 2024, we have reserved 17,294,357 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5) and 1,000,000,000 shares of our common stock for issuance upon conversion of the 5.50% Preferred Stock and the 6.50% Preferred Stock.
Note 10. Other Income
Other income consists of structuring fees, amendment fees, overriding royalty interests, receipts related to net profit and revenue interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three and six months ended December 31, 2024 and December 31, 2023:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Structuring and amendment fees (refer to Note 3)	$1,192	$3,174	$3,436	$19,565
Royalty, net profit and revenue interests	8,326	11,616	15,165	25,783
Administrative agent fees	189	181	389	362
Total other income	$9,707	$14,971	$18,990	$45,710

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
During the three and six months ended December 31, 2024, conversion of our convertible instruments had an anti-dilutive effect and therefore, conversion is not assumed.
The following information sets forth the computation of basic and diluted earnings per common share during the three and six months ended December 31, 2024 and December 31, 2023:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023
Net increase (decrease) in net assets resulting from operations - basic	$(30,993)	$(51,436)	$(196,062)	$42,575
Adjustment for dividends on Convertible Preferred Stock	—	—	—	—
Adjustment for interest on Convertible Notes	—	—	—	—
Adjustment for Incentive Fee on Convertible Instruments	—	—	—	—
Net increase (decrease) in net assets resulting from operations - diluted	$(30,993)	$(51,436)	$(196,062)	$42,575

Weighted average common shares outstanding - basic	436,687,429	410,942,812	432,780,318	408,646,716
Weighted average common shares from assumed conversion of Convertible Preferred Stock	—	—	—	—
Weighted average common shares from assumed conversion of Convertible Notes	—	—	—	—
Weighted average shares of common stock outstanding - diluted	436,687,429	410,942,812	432,780,318	408,646,716

Earnings (loss) per share - basic	$(0.07)	$(0.13)	$(0.45)	$0.10
Earnings (loss) per share - diluted	$(0.07)	$(0.13)	$(0.45)	$0.10

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

	Tax Year Ended August 31,
	2024	2023	2022
Ordinary income	$228,048	$243,085	$231,984
Capital gain	—	—	49,719
Return of capital	70,874	44,838	—
Total distributions paid to common stockholders	$298,922	$287,923	$281,703

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

	Tax Year Ended August 31,
	2024	2023	2022
Net (decrease) increase in net assets resulting from operations	$234,119	$(88,043)	$735,337
Net realized losses on investments	434,238	40,795	22,375
Net unrealized losses (gains) on investments	(259,971)	480,916	(405,414)
Other temporary book-to-tax differences(1)	(81,398)	(148,147)	(66,363)
Permanent differences	62	27	30
Taxable income before deductions for distributions	$327,050	$285,548	$285,965

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
As of December 31, 2024, the cost basis of investments for tax purposes was $7,025,222 resulting in an estimated net unrealized gain of $107,706. As of June 30, 2024, the cost basis of investments for tax purposes was $7,429,121 resulting in an estimated net unrealized gain of $289,122. As of December 31, 2024, the gross unrealized gains and losses were $1,291,277 and $1,183,571, respectively. As of June 30, 2024, the gross unrealized gains and losses were $1,381,820 and $1,092,698, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of December 31, 2024 and June 30, 2024 was calculated based on the book cost of investments as of December 31, 2024 and June 30, 2024, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2024 and 2023, respectively.
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
The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from us, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our total assets. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. The total gross base management fee incurred to the favor of the Investment Adviser was $37,069 and $39,087, during the three months ended December 31, 2024 and December 31, 2023, respectively. The total gross base management fee incurred to the favor of the Investment Adviser was $75,675 and $78,376, during the six months ended December 31, 2024 and December 31, 2023, respectively.
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
The total income incentive fee incurred was $13,632 and $18,325, during the three months ended December 31, 2024 and December 31, 2023, respectively. The fees incurred for the six months ended December 31, 2024 and December 31, 2023 were $29,312 and $43,942, respectively. No capital gains incentive fee was incurred during the six months ended December 31, 2024 and December 31, 2023.
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
The allocation of net overhead expense from Prospect Administration was $5,708 and $12,252 for the three months ended December 31, 2024 and December 31, 2023, respectively. Prospect Administration received estimated payments of $805 and $964 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax, and other administrative services during the three months ended December 31, 2024 and December 31, 2023, respectively.
The allocation of net overhead expense from Prospect Administration was $11,416 and $14,365 for the six months ended December 31, 2024 and December 31, 2023, respectively. Prospect Administration received estimated payments of $991 and

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

$4,432 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax, and other administrative services during the six months ended December 31, 2024 and December 31, 2023, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount.
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
During the three months ended December 31, 2024 and December 31, 2023, we received payments of $2,408 and $2,217, respectively, from our portfolio companies for contractual managerial assistance and subsequently remitted these amounts to Prospect Administration. During the six months ended December 31, 2024 and December 31, 2023, we received payments of $4,246 and $4,500, respectively, from our portfolio companies for contractual managerial assistance and subsequently remitted these amounts to Prospect Administration.
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
We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the three months ended December 31, 2024 and December 31, 2023, we recognized expenses related to valuation services of $21 and $20,

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

respectively. During the six months ended December 31, 2024 and December 31, 2023, we recognized expenses related to valuation services of $41 and $41, respectively. Additionally, we both incur and reimburse for expenses related to marketing, insurance, legal fees, offering costs and general and administrative expenses that are allocated between Prospect, Priority Income Fund, Inc. and Prospect Floating Rate & Alternative Income Fund Inc. During the three months ended December 31, 2024 and December 31, 2023, the net amount reimbursed to us for these expenses was $61 and $53, respectively. During the six months ended December 31, 2024 and December 31, 2023, the net amount reimbursed to us for these expenses was $43 and $77, respectively.

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
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings of Delaware LLC (“CP Holdings”), a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy Services, Inc. (“CP Energy”), and the remaining equity is owned by CP Energy management. CP Energy owns directly or indirectly 100% of each of CP Well; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”) a portfolio company of Prospect with $46,095 and $41,177 in first lien term loans (the “Spartan Term Loans”) due to us as of December 31, 2024 and June 30, 2024, respectively. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loans.
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

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Interest Income
Interest Income from CP Energy	$3,097	$2,783	$6,261	$5,510
Interest Income from Spartan	1,450	1,195	2,910	2,329
Total Interest Income	$4,547	$3,978	$9,171	$7,839
Reimbursement of Legal, Tax, etc. (1)	$—	$77	$—	$77
1) Paid from CP Energy to Prospect Administration LLC (“PA”) as reimbursement for legal, tax, and portfolio level accounting services provided directly to CP Energy (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Additions	$4,100	$—	$4,100	$2,900
Interest Income Capitalized as PIK
CP Energy	$—	$2,713	$5,405	$2,713
Spartan	1,274	1,161	3,418	1,923
Total Interest Income Capitalized as PIK	$1,274	$3,874	$8,823	$4,636

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	As of
	December 31, 2024	June 30, 2024
Interest Receivable (1)	$49	$3,923
Other Receivables (2)	869	539
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

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Interest Income	$2,165	$2,046	$4,286	$4,050
Managerial Assistance (1)	175	175	350	350
(1) No income recognized by Prospect. Managerial Assistance (“MA”) payments were paid from Credit Central to Prospect and subsequently remitted to PA.

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Accreted Original Issue Discount	$—	$270	$—	$520
Interest Income Capitalized as PIK	2,164	1,368	3,525	2,713

	As of
	December 31, 2024	June 30, 2024
Interest Receivable (2)	$24	$—
Other Receivables - Due to PA (5)	—	—
Other Receivables (4)	35	—
(2) Interest income recognized but not yet paid.

Echelon Transportation LLC (f/k/a Echelon Aviation LLC)
Prospect owns 100% of the membership interests of Echelon Transportation LLC (“Echelon”). Echelon owns 60.7% of the equity of AerLift Leasing Limited (“AerLift”).

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Interest Income	$840	$1,028	$1,692	$1,809
Managerial Assistance (1)	63	63	126	125
Reimbursement of Legal, Tax, etc.(2)	—	3	—	6

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

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Interest Income Capitalized as PIK	$—	$—	$1,260	$—
Repayment of loan receivable	1,110	—	1,260	1,862

	As of
	December 31, 2024	June 30, 2024
Interest Receivable (3)	$1,418	$1,387
Other Receivables (4)	4	2
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from Echelon to Prospect for reimbursement of expenses paid by Prospect on behalf of Echelon.
Energy Solutions Holdings Inc.
Prospect owns 100% of the equity of Energy Solutions Holdings Inc. (“Energy Solutions”), a Consolidated Holding Company. Energy Solutions owns 100% of each of Freedom Marine Solutions, LLC (“Freedom Marine”) and Yatesville Coal Company, LLC (“Yatesville”). Freedom Marine owns 100% of each of Vessel Company, LLC (“Vessel”); Vessel Company II, LLC (“Vessel II”); and Vessel Company III, LLC (“Vessel III”). Vessel II owns MV JF Jett LLC; MV Clint Jett, LLC; and MV Gulf Endeavor, LLC. Vessel III owns MV FMS Courage, LLC; and MV FMS Endurance, LLC. Energy Solutions also serves as the holding company for our 7,785 Units, or 4.9% voting interest, of Discovery MSO Holdco, LLC. Discovery MSO Holdco, LLC owns 100% of Discovery Point Retreat, LLC.

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

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Interest Income	$16,561	$15,690	$33,022	$30,998
Managerial Assistance (1)	600	600	$1,200	$1,200
(1) No income recognized by Prospect. MA payments were paid from First Tower to Prospect and subsequently remitted to PA.

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Interest Income Capitalized as PIK	$3,065	$11,188	9,064	16,776
Repayment of Loan Receivable	—	—	437	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	As of
	December 31, 2024	June 30, 2024
Interest Receivable (2)	$181	$2,461
Other Receivables (3)	93	1
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

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Additions	$—	$—	$975	$—

InterDent, Inc.
Prospect owns 100% of the equity of InterDent, Inc. (“InterDent”).

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Interest Income	$9,771	$9,203	$19,507	$18,212
Managerial Assistance (1)	366	366	732	731
Reimbursement of Legal, Tax, etc.(2)	15	—	15	5
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

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Additions	$3,000	$—	$6,000	$—
Interest Income Capitalized as PIK	3,813	5,723	7,585	11,277

	As of
	December 31, 2024	June 30, 2024
Interest Receivable (3)	$107	$318
Other Receivables (4)	32	1
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from InterDent to Prospect for reimbursement of expenses paid by Prospect on behalf of InterDent.

Kickapoo Ranch Pet Resort

Prospect owns 100% of the membership interest of Kickapoo Ranch Pet Resort (“Kickapoo”). Kickapoo is a luxury pet boarding facility.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Interest Income	$47	$—	$96	$—
Dividend Income	—	—	80	80

	As of
	December 31, 2024	June 30, 2024
Interest Receivable (1)	$1	$2
Other Receivables (2)	7	—
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

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Interest Income	$2,197	$2,233	$4,728	$4,438
Interest Income from Broda Canada	135	—	—	—
Total Interest Income	$2,332	$2,233	$4,728	$4,438
Other Income
Structuring Fee	$18	$—	$55	$—
Total Other Income	$18	$—	$55	$—
Managerial Assistance (1)	$75	$75	$150	$150
Reimbursement of Legal, Tax, etc.(2)	—	—	25	6
Realized (Loss) Gain	3	—	4	—
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

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Additions	$715	$—	$2,215	$—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	As of
	December 31, 2024	June 30, 2024
Interest Receivable (3)	$25	$79
Other Receivables (4)	56	5
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
During the six months ended December 31, 2024, we provided $44,769 of debt financing to NPRC to fund real estate capital expenditures, provide working capital, and to fund purchases of rated secured structured notes.
During the six months ended December 31, 2024, we received partial repayments of $76,756 of our loans previously outstanding with NPRC and its wholly owned subsidiary.

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Interest Income	$24,454	$23,162	$48,770	$52,401
Other Income
Structuring Fee	$—	$—	$—	$15,476
Royalty, net profit and revenue interests	8,160	11,450	14,825	25,446
Total Other Income	$8,160	$11,450	$14,825	$40,922
Managerial Assistance (1)	$575	$525	$617	$1,050
Reimbursement of Legal, Tax, etc.(2)	201	623	639	626
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

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Additions (3)	$22,244	$61,076	$43,859	$124,381
Interest Income Capitalized as PIK	909	245	1,822	486
Repayment of Loan Receivable	62,756	37,000	76,756	50,450
(3) During the six months ended December 31, 2024, Prospect provided $44,769 of debt financing to NPRC to fund capital expenditures for existing real estate properties, to provide working capital, and to fund purchases of rated secured structured notes.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	As of
	December 31, 2024	June 30, 2024
Interest Receivable (4)	$241	$785
Other Receivables (5)	111	(2)
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

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Interest Income	$882	$1,237	$2,630	$2,412
Managerial Assistance (1)	100	—	$200	$—
(1) No income recognized by Prospect. MA payments were paid from Nationwide to Prospect and subsequently remitted to PA.

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Interest Income Capitalized as PIK	$—	$1,203	$2,230	$1,988

	As of
	December 31, 2024	June 30, 2024
Interest Receivable (3)	$10	$501
Other Receivables (4)	8	1
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide.

NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 92.77% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of December 31, 2024 and June 30, 2024, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Interest Income	$1,015	$1,075	$2,085	$2,139
Dividend Income (1)	—	—	—	147
Managerial Assistance (2)	100	100	200	200
Realized (Loss) Gain	—	—	6,366	(147)
(1) All dividends were paid from earnings and profits of NMMB.
(2) No income recognized by Prospect. MA payments were paid from NMMB to Prospect and subsequently remitted to PA.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	As of
	December 31, 2024	June 30, 2024
Interest Receivable (3)	$11	$35
Other Receivables (4)	7	1
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB.

Pacific World Corporation
Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.99% and 99.98% ownership interest of Pacific World as of December 31, 2024 and June 30, 2024, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Interest Income	$2,464	$2,730	$4,999	$5,376
Other Income
Structuring Fee	$72	$—	$170	$—
Total Other Income	$72	$—	$170	$—
Reimbursement of Legal, Tax, etc.	$—	$5	$—	$5

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Additions	$3,600	$10,500	$8,476	$11,000
Interest Income Capitalized as PIK	2,082	1,797	4,300	3,301

	As of
	December 31, 2024	June 30, 2024
Interest Receivable (1)	$27	$79
Other Receivables (2)	200	155
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Interest Income	$1,316	$1,382	$2,636	$2,634
Dividend Income (1)	4,387	—	4,387	—
Other Income
Advisory Fee	$—	$—	$—	$106
Total Other Income	$—	$—	$—	$106
Managerial Assistance (1)	$45	$45	$90	$90
Reimbursement of Legal, Tax, etc.(2)	—	—	—	17
(1) No income recognized by Prospect. MA payments were paid from R-V to Prospect and subsequently remitted to PA.
(2) Paid from R-V to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to R-V (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Additions	$10,000	$—	$10,000	$3,700

	As of
	December 31, 2024	June 30, 2024
Interest Receivable (3)	$16	$45
Other Receivables (4)	7	—
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

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Interest Income	$981	$1,003	$2,027	$1,959
Managerial Assistance (1)	3	3	5	5
Reimbursement of Legal, Tax, etc. (2)	—	7	5	3,340
(1) No income recognized by Prospect. MA payments were paid from UTP to Prospect and subsequently remitted to PA.
(2) Paid from UTP to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to UTP (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Additions	$—	$2,500	$—	$2,500
Repayment of Loan Receivable	14	12	28	20

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	As of
	December 31, 2024	June 30, 2024
Interest Receivable (3)	$10	$34
Other Receivables (4)	37	1
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

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Interest Income	$677	$495	$1,321	$968
Reimbursement of Legal, Tax, etc. (1)	5	—	10	—
(1) Paid from USES to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to USES (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Additions	$1,800	$—	$4,600	$—
Interest Income Capitalized as PIK	605	408	1,321	676

	As of
	December 31, 2024	June 30, 2024
Interest Receivable (2)	$8	$153
Other Receivables (3)	221	147

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Interest Income
Interest Income from Valley	$330	$328	$679	$699
Interest Income from Valley Electric	2,888	2,664	5,713	5,313
Total Interest Income	$3,218	$2,992	$6,392	$6,012
Other Income
Royalty, net profit and revenue interests	$166	$166	$333	$333
Total Other Income	$166	$166	$333	$333
Managerial Assistance (1)	$150	$150	$300	$300
Reimbursement of Legal, Tax, etc. (2)	—	—	3	—
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

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Interest Income Capitalized as PIK	$—	$1,551	$—	$1,551

	As of
	December 31, 2024	June 30, 2024
Interest Receivable (3)	$36	$2,974
Other Receivables (4)	5	2
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
We are not aware of any material legal proceedings as of December 31, 2024 and June 30, 2024.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 16. Financial Highlights
The following is a schedule of financial highlights for the three and six months ended December 31, 2024 and December 31, 2023:

	Three Months Ended December 31,				Six Months Ended December 31,
	2024		2023		2024		2023
Per Share Data
Net asset value per common share at beginning of period	$8.10		$9.25		$8.74		$9.24
Net investment income(1)	0.20		0.24		0.41		0.54
Net realized and change in unrealized gains (losses) (1)	(0.21)		(0.30)		(0.74)		(0.33)
Net increase (decrease) from operations	(0.01)		(0.06)		(0.33)		0.21
Distributions of net investment income to preferred stockholders	(0.06)	(5)	(0.07)	(4)	(0.12)	(5)	(0.12)	(4)
Distributions of capital gains to preferred stockholders	—	(5)	—	(4)	—	(5)	—	(4)
Total distributions to preferred stockholders	(0.06)		(0.07)		(0.12)		(0.12)
Net increase (decrease) from operations applicable to common stockholders	(0.07)		(0.13)		(0.45)		0.10	(8)
Distributions of net investment income to common stockholders	(0.15)	(5)	(0.18)	(4)	(0.33)	(5)	(0.34)	(4)
Return of Capital to common stockholders	—	(5)	—	(4)	—	(5)	(0.02)	(4) (7)
Total distributions to common stockholders	(0.15)		(0.18)		(0.33)		(0.36)
Common stock transactions(2)	(0.04)		(0.02)		(0.13)		(0.06)
Net asset value per common share at end of period	$7.84		$8.92		$7.84	(8)	$8.92	(8)

Per common share market value at end of period	$4.31		$5.99		$4.31		$5.99
Total return based on market value(3)	(16.71%)		2.23%		(16.52%)		2.80%
Total return based on net asset value(3)	0.07%		(0.43%)		(3.92%)		2.72%
Shares of common stock outstanding at end of period	438,851,578		412,794,121		438,851,578		412,794,121
Weighted average shares of common stock outstanding	436,687,429		410,942,812		432,780,318		408,646,716

Ratios/Supplemental Data
Net assets at end of period	$3,440,036		$3,683,649		$3,440,036		$3,683,649
Portfolio turnover rate	1.85%		1.71%		5.72%		2.92%
Annualized ratio of operating expenses to average net assets applicable to common shares(6)	11.40%		12.22%		11.56%		12.04%
Annualized ratio of net investment income to average net assets applicable to common shares(6)	9.95%		10.39%		9.92%		11.92%

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
(8)Does not foot due to rounding.

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
On January 17, 2025, we announced the declaration of monthly dividends for our 7.50% Preferred Stock holders for holders of record on the following dates based on an annualized rate equal to 7.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in February or March as a result), authorized on January 17, 2025, as follows:

Monthly Cash 7.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
January 2025	1/22/2025	2/3/2025	$0.156250
February 2025	2/19/2025	3/3/2025	$0.156250
On February 10, 2025, we announced the declaration of monthly dividends for our for 7.50% Preferred Stock holders of record on the following dates based on an annualized rate equal to 7.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in June as a result), as follows:

Monthly Cash 7.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
March 2025	3/19/2025	4/1/2025	$0.156250
April 2025	4/18/2025	5/1/2025	$0.156250
May 2025	5/21/2025	6/2/2025	$0.156250
On February 10, 2025, we announced the declaration of monthly dividends for our Floating Rate Preferred Stock for holders of record on the following dates based on an annualized rate equal to 6.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in June as a result), authorized on February 6, 2025, as follows:

Monthly Cash Floating Rate Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
March 2025	3/19/2025	4/1/2025	$0.135417
April 2025	4/18/2025	5/1/2025	$0.135417
May 2025	5/21/2025	6/2/2025	$0.135417
On February 10, 2025, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in June as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
March 2025	3/19/2025	4/1/2025	$0.114583
April 2025	4/18/2025	5/1/2025	$0.114583
May 2025	5/21/2025	6/2/2025	$0.114583

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

On February 10, 2025, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 6.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in June as a result), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
March 2025	3/19/2025	4/1/2025	$0.135417
April 2025	4/18/2025	5/1/2025	$0.135417
May 2025	5/21/2025	6/2/2025	$0.135417

On February 10, 2025, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
February 2025 - April 2025	4/18/2025	5/1/2025	$0.334375
On February 10, 2025, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
February 2025	2/26/2025	3/20/2025	$0.0450
March 2025	3/27/2025	4/17/2025	$0.0450
April 2025	4/28/2025	5/20/2025	$0.0450

On January 31, 2025 the Company launched an offer to exchange (i) any and all outstanding 6.50% Series M3 Preferred Stock for either Floating Rate Series M4 Preferred Stock or 7.50% Series M5 Preferred Stock and (ii) 5.50% Series M1 Preferred Stock for either 6.50% Series M3 Preferred Stock, Floating Rate Series M4 Preferred Stock or 7.50% Series M5 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). The shares issued in the exchanges will be issued in each case to an existing security holder of the Company exclusively in exchange for such holder’s securities and no commission or other remuneration will be paid or given for soliciting the exchange. Other exemptions may apply.

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

•Lending to Companies - We make directly-originated, agented loans to companies, including companies which are controlled by private equity sponsors and companies that are not controlled by private equity sponsors (such as companies that are controlled by the management team, the founder, a family or public shareholders). This debt can take the form of first lien, second lien, unitranche or unsecured loans. These loans typically have equity subordinate to our loan position. We may also purchase selected equity investments in such companies. In addition to directly-originated, agented loans, we also invest in senior and secured loans syndicated loans and high yield bonds that have been sold to a club or syndicate of buyers, both in the primary and secondary markets. These investments are often purchased with a long term, buy-and-hold outlook, and we often look to provide significant input to the transaction by providing anchoring orders.
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
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third-party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of December 31, 2024, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $3,323,998 and $3,772,329, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. We consolidate all wholly owned and substantially wholly owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
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

Second Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended December 31, 2024 we acquired $45,694 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $65,554, funded $2,433 of revolver advances, and recorded PIK interest of $21,275, resulting in gross investment originations of $134,956. During the three months ended December 31, 2024 we received full repayments totaling $258,068, received $25,995 in sales, received $3,387 of revolver paydowns, and received $95,913 in partial prepayments, scheduled principal amortization payments, and return of capital distributions, resulting in repayments of approximately $383,363.
Debt Issuances and Redemptions
During the three months ended December 31, 2024 we repaid $1,187 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended December 31, 2024 was $28.
During the three months ended December 31, 2024 we issued $41,759 aggregate principal amount of Prospect Capital InterNotes® with a weighted average stated interest rate of 7.13%, to extend our borrowing base. The newly issued notes mature between October 15, 2027 and December 15, 2034 and generated net proceeds of $41,179.
During the three months ended December 31, 2024, we repurchased $11,443 aggregate principal amount of the 2026 Notes at a weighted average price of 97.32%, including commissions, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $264 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 2026 Notes.
Equity Issuances and Redemptions
On October 22, 2024, November 19, 2024 and December 19, 2024 we issued 612,816, 685,674, and 573,973 shares of our common stock in connection with the dividend reinvestment plan, respectively.
During the three months ended December 31, 2024, 314,776 shares of our Series A1 Preferred Stock, 1,000 shares of our Series A2 Preferred Stock, 150,948 shares of our Series A3 Preferred Stock, 48,100 shares of our Series M1 Preferred Stock, and 194,880 shares of our Series M3 Preferred Stock were converted to 3,418,387 shares of our common stock, in connection with Holder Optional Conversions and Optional Redemptions Following Death of a Holder, resulting in a loss from redemption of preferred stock of $946.
During the three months ended December 31, 2024 we issued 1,227,329 shares of Series A4 Preferred Stock for net proceeds of $27,616, and 194,885 shares of Series M4 Preferred Stock for net proceeds of $4,726, each excluding offering costs and preferred stock dividend reinvestment.
In connection with our Preferred Stock Dividend Reinvestment Plan, we issued additional Series A1 Preferred Stock, Series A3 Preferred Stock, Series A4 Preferred Stock, Series M1 Preferred Stock, Series M3 Preferred Stock, and Series M4 Preferred Stock of 13,954, 13,749, and 13,730 throughout October , November , and December, respectively.
Investment Holdings
At December 31, 2024, we have $7,132,928, or 207.4%, of our net assets applicable to common shares invested in 114 long-term portfolio investments and CLOs.
Our annualized current yield was 11.2% and 12.1% as of December 31, 2024 and June 30, 2024, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 9.1% and 9.8% as of December 31, 2024 and June 30, 2024, respectively, across all investments. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.

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
As of December 31, 2024, we own controlling interests in the following portfolio companies: CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”); Kickapoo Ranch Pet Resort (“Kickapoo”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); R-V Industries, Inc. (“R-V”); Universal Turbine Parts, LLC (“UTP”); USES Corp. (“United States Environmental Services” or “USES”); and Valley Electric Company, Inc. (“Valley Electric”). In June 2019, CP Energy purchased a controlling interest of the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $46,095 and $41,177 in first lien term loans (the “Spartan Term Loan A”) due to us as of December 31, 2024 and June 30, 2024, respectively. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, we report our investments in Spartan as control investment. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loan A.
As of December 31, 2024, we also own affiliated interests in Nixon, Inc. (“Nixon”) and RGIS Services, LLC, (“RGIS”).
The following shows the composition of our investment portfolio by level of control as of December 31, 2024 and June 30, 2024:

	December 31, 2024				June 30, 2024
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$3,323,998	47.3%	$3,772,329	52.9%	$3,280,415	44.0%	$3,872,575	50.2%
Affiliate Investments	11,735	0.2%	20,212	0.3%	11,594	0.2%	18,069	0.2%
Non-Control/Non-Affiliate Investments	3,689,972	52.5%	3,340,387	46.8%	4,155,165	55.8%	3,827,599	49.6%
Total Investments	$7,025,705	100.0%	$7,132,928	100.0%	$7,447,174	100.0%	$7,718,243	100.0%
The following shows the composition of our investment portfolio by type of investment as of December 31, 2024 and June 30, 2024:

	December 31, 2024				June 30, 2024
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Revolving Line of Credit	$104,532	1.5%	$104,279	1.5%	$87,589	1.2%	$86,544	1.1%
First Lien Debt	4,637,485	66.0%	4,523,242	63.4%	4,686,107	62.9%	4,569,467	59.2%
Second Lien Revolving Line of Credit	—	—%	—	—%	5,147	0.1%	4,987	0.1%
Second Lien Debt	953,309	13.6%	729,716	10.2%	1,219,482	16.4%	1,038,882	13.5%
Unsecured Debt	7,200	0.1%	5,118	0.1%	7,200	0.1%	7,200	0.1%
Subordinated Structured Notes	485,680	6.9%	416,368	5.8%	623,700	8.3%	531,690	6.9%
Preferred Stock	399,072	5.7%	57,035	0.8%	399,072	5.4%	70,569	0.9%
Common Stock	255,334	3.6%	982,358	13.8%	237,005	3.2%	1,134,575	14.7%
Membership Interest	183,093	2.6%	272,605	3.8%	181,872	2.4%	226,273	2.9%
Participating Interest (1)	—	—%	42,207	0.6%	—	—%	48,056	0.6%
Total Investments	$7,025,705	100.0%	$7,132,928	100.0%	$7,447,174	100.0%	$7,718,243	100.0%
(1)Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.

The following shows our investments in interest bearing securities by type of investment as of December 31, 2024 and June 30, 2024:

	December 31, 2024				June 30, 2024
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Debt and First Lien Revolving Line of Credit	$4,742,017	76.7%	$4,627,521	80.1%	$4,773,696	72.0%	$4,656,011	74.7%
Second Lien Debt and Second Lien Revolving Line of Credit	953,309	15.4%	729,716	12.6%	1,224,629	18.5%	1,043,869	16.7%
Unsecured	7,200	0.1%	5,118	0.1%	7,200	0.1%	7,200	0.1%
Subordinated Structured Notes	485,680	7.8%	416,368	7.2%	623,700	9.4%	531,690	8.5%
Total Interest Bearing Investments	$6,188,206	100.0%	$5,778,723	100.0%	$6,629,225	100.0%	$6,238,770	100.0%

The following shows the composition of our investment portfolio by industry as of December 31, 2024 and June 30, 2024:

	December 31, 2024				June 30, 2024
Industry(2)	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$67,606	1.0%	$69,012	1.0%	$110,320	1.5%	$66,923	0.9%
Air Freight & Logistics	202,903	2.9%	194,390	2.7%	187,897	2.5%	174,691	2.3%
Automobile Components	114,725	1.6%	84,372	1.2%	114,671	1.5%	89,590	1.2%
Capital Markets	26,500	0.4%	26,500	0.4%	42,500	0.6%	42,500	0.6%
Commercial Services & Supplies	553,147	7.8%	502,043	7.0%	526,353	7.1%	475,299	6.2%
Communications Equipment	—	—%	—	—%	79,030	1.1%	68,511	0.9%
Construction & Engineering	95,912	1.3%	308,001	4.3%	95,911	1.3%	316,419	4.1%
Consumer Finance	659,046	9.4%	801,896	11.1%	623,033	8.4%	728,320	9.4%
Distributors	379,189	5.4%	305,641	4.3%	314,579	4.2%	251,398	3.3%
Diversified Consumer Services	102,075	1.5%	79,070	1.1%	183,552	2.5%	146,634	1.9%
Diversified Financial Services	—	—%	—	—%	45,039	0.6%	45,039	0.6%
Diversified Telecommunication Services	207,695	3.0%	152,559	2.1%	131,570	1.8%	132,126	1.7%
Electrical Equipment	61,679	0.9%	61,679	0.9%	61,991	0.8%	61,991	0.8%
Energy Equipment & Services	311,770	4.4%	120,807	1.7%	344,989	4.6%	122,857	1.6%
Residential Real Estate Investment Trusts (REITs)	902,516	12.8%	1,424,961	20.0%	897,181	12.1%	1,485,332	19.1%
Financial Services	67,782	1.0%	67,782	1.0%	—	—%	—	—%
Food & Staples Retailing	—	—%	—	—%	26,743	0.4%	22,251	0.3%
Food Products	161,109	2.2%	154,697	2.1%	131,504	1.8%	126,145	1.6%
Health Care Providers & Services	716,816	10.2%	715,160	10.0%	739,721	9.9%	821,921	10.6%
Health Care Technology	133,736	1.9%	132,178	1.9%	133,620	1.8%	132,531	1.7%
Hotels, Restaurants & Leisure	27,908	0.4%	23,576	0.3%	27,582	0.4%	21,550	0.3%
Household Durables	105,993	1.5%	97,523	1.4%	122,206	1.6%	119,926	1.6%
Interactive Media & Services	106,294	1.5%	106,294	1.5%	120,594	1.6%	120,594	1.6%
Internet & Direct Marketing Retail	—	—%	—	—%	21,109	0.3%	18,393	0.2%
IT Services	103,309	1.5%	85,971	1.2%	344,912	4.6%	343,548	4.5%
Leisure Products	90,313	1.3%	90,390	1.3%	79,459	1.1%	79,291	1.0%
Machinery	103,734	1.5%	154,755	2.2%	104,581	1.4%	163,047	2.1%
Marine Transport	47,116	0.7%	12,139	0.2%	—	—%	—	—%
Media	119,246	1.7%	168,367	2.4%	69,830	0.9%	134,372	1.7%
Online Lending	—	—%	—	—%	20,630	0.3%	20,630	0.3%
Personal Care Products	343,553	4.9%	124,068	1.7%	—	—%	—	—%
Personal Products	—	—%	—	—%	320,396	4.3%	104,663	1.3%
Pharmaceuticals	124,970	1.8%	125,353	1.8%	107,060	1.4%	107,588	1.4%
Professional Services	107,235	1.5%	110,259	1.5%	211,257	2.8%	162,979	2.1%
Software	179,873	2.6%	172,734	2.4%	52,405	0.7%	47,813	0.6%
Specialty Retail	31,556	0.4%	7,324	0.1%	—	—%	—	—%
Textiles, Apparel & Luxury Goods	19,400	0.3%	19,400	0.3%	173,114	2.3%	173,114	2.2%
Trading Companies & Distributors	110,319	1.6%	62,659	0.9%	67,635	0.9%	68,067	0.9%
Subtotal	6,385,025	90.9%	6,561,560	92.0%	6,632,974	89.1%	6,996,053	90.6%
Structured Finance(1)	640,680	9.1%	571,368	8.0%	814,200	10.9%	722,190	9.4%
Total Investments	$7,025,705	100.0%	$7,132,928	100.0%	$7,447,174	100.0%	$7,718,243	100.0%
(1) Our SSN investments do not have industry concentrations and as such have been separated in the tables above. As of December 31, 2024 and June 30, 2024, Structured Finance includes $155,000 and $190,500, respectively, of senior secured term loan investments held through our investment in NPRC and its wholly-owned subsidiary related to its rated secured structured notes.
(2) As of December 31, 2024, certain industries classifications have been revised compared to June 30, 2024 to align with updated industry structures.

Portfolio Investment Activity
Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans and second lien loans, though we also continue to invest in select equity investments.
Our gross investment activity for the six months ended December 31, 2024 and December 31, 2023 are presented below:

	Six Months Ended December 31,
	2024		2023
Investments in portfolio companies
Investments in new portfolio companies	$258,750		$49,074
Follow-on investments in existing portfolio companies (1)	98,429		167,545
Revolver advances	8,652		23,824
PIK interest (2)	59,764		62,358
Total investments in portfolio companies	$425,595		$302,801

Investments by portfolio composition
First Lien Debt	$404,814		$295,153
Second Lien Debt	2,187		1,390
Unsecured Debt	—		—
Equity	18,594		6,258
Total investments by portfolio composition	$425,595		$302,801

Investments repaid or sold
Partial repayments (3)	$121,979		$142,191
Full repayments	513,714		59,350
Investments sold	25,995		16,000
Revolver paydowns	4,003		7,437
Total investments repaid or sold	$665,691		$224,978

Investments repaid or sold by portfolio composition
First Lien Debt	$440,786		$149,854
Second Lien Debt	225,046		76,431
Unsecured Debt	—		—
Subordinated Structured Notes	—		—
Equity	(141)	(5)	(1,307)	(5)
Total investments repaid or sold by portfolio composition	$665,691		$224,978

Weighted average interest rates for new investments by portfolio composition (4)
First Lien Debt	11.54%		15.47%
Second Lien Debt	N/A		N/A

    (1) Includes follow-on investments in existing portfolio companies and refinancings, if any.
(2) Approximately $53,343 and $68,588 was accrued as PIK interest income during the six months ended December 31, 2024 and December 31, 2023, respectively.
    (3) Includes partial prepayments of principal, scheduled amortization payments, and refinancings, if any.
(4) The annual weighted average interest rates for new investments by portfolio composition is calculated with the interest rate as of the respective quarter end date when the investment activity occurred. In addition, Revolving Line of Credit and Delayed Draw Term Loans are excluded from the calculation.
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $7,132,928.
Our portfolio companies are generally lower middle-market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.

Control Company Investments
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the six months ended December 31, 2024.
First Tower Finance Company LLC
Prospect owns 100% of the equity of First Tower Delaware, a consolidated holding company. First Tower Delaware owns 78.06% of First Tower Finance. First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.

The fair value of our investment in First Tower was $665,118 as of December 31, 2024, a premium of $200,353 to its amortized cost basis compared to a fair value of $605,928 as of June 30, 2024, a premium of $149,790 to its amortized cost. The increase in premium to amortized cost was driven by an increase in financial performance and increased comparable trading multiples.

InterDent, Inc.
Prospect owns 100% of the equity of InterDent, Inc. InterDent is a dental support organization (“DSO”). InterDent provides business and administrative support services to a regionally-diversified set of dental practices so that dentists can focus on delivering high-quality clinical care and patient satisfaction.

The fair value of our investment in InterDent was $406,593 as of December 31, 2024, a premium of $31,462 to its amortized cost basis compared to a fair value of $463,883 as of June 30, 2024, a premium of $102,337 to its amortized cost. The decrease in premium to amortized cost was driven by a decline in financial performance and increased debt in the capital structure.

National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties, self-storage, and student housing properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly owned subsidiaries, NPRC invests in online consumer loans and RSSNs. As of December 31, 2024 and June 30, 2024, we own 100% of the fully-diluted common equity of NPRC.
During the six months ended December 31, 2024, we provided $44,769 of debt financing to NPRC to fund real estate capital expenditures, provide working capital, and to fund purchases of rated secured structured notes.
During the six months ended December 31, 2024, we received partial repayments of $76,756 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
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
The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of December 31, 2024, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 101 investments with a fair value of $381,508 and face value of $402,128. The average outstanding note is approximately $3,981 with an expected maturity date ranging from July 2028 to July 2034 and weighted-average expected maturity of 5 years as of December 31, 2024. Coupons range from three-month SOFR (“3M”) plus 5.20% to 9.23% with a weighted-average coupon of 3M + 6.90%. As of December 31, 2024, our senior secured term loan debt and common equity investments in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $208,340. As of December 31, 2024, based on outstanding notional balance, 31.7% of the portfolio was invested in Single - B or below rated tranches and 68.3% of the portfolio in BB or above rated tranches.
As of December 31, 2024, investments held by certain of NPRC’s wholly-owned subsidiaries was comprised of residual interest in two securitizations valued at $2,549, one corporate bond valued at $18,923 and other assets valued at $1,270 for an aggregate fair value of $22,742.
As of December 31, 2024, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $1,078,146 and a fair value of $1,600,591. The fair value of $1,369,509 related to NPRC’s real estate portfolio was comprised of forty-seven multi-family properties, six student housing properties, four senior living properties, and two commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of December 31, 2024:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Taco Bell, OK	Yukon, OK	6/4/2014	$1,719	$—
2	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
3	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	21,569
4	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	22,945
5	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	43,656
6	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	25,935
7	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	21,372
8	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	31,810
9	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	27,625
10	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	17,195
11	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	40,713
12	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	23,476
13	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,213
14	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,405
15	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	30,316
16	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,380
17	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	151,635
18	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	87,794
19	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	15,285
20	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	53,711
21	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,585
22	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	35,516
23	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
24	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	58,393
25	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,275
26	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
27	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,621
28	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
29	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
30	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	78,375
31	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,726
32	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,512
33	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
34	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	38,843
35	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
36	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
37	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
38	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
39	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
40	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000
41	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
42	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,975
43	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,955

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
44	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,203
45	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,601
46	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	106,850
47	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	73,000
48	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
49	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	36,401
50	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	29,408
51	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	24,162
52	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
53	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
54	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
55	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
56	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
57	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,566
58	NPRC Apex Holdings LLC	Cincinnati, OH	1/19/2024	34,225	27,712
59	NPRC Parkton Holdings LLC	Cincinnati, OH	1/19/2024	45,775	37,090
				$2,566,966	$2,223,179
The fair value of our investment in NPRC was $1,600,591 as of December 31, 2024, a premium of $522,445 from its amortized cost basis, compared to a fair value of $1,696,462 as of June 30, 2024, representing a premium of $588,151. The decrease in premium to amortized cost is primarily driven by a decrease in market interest rates and increased debt in the capital structure, offset by growth in net operating income in our real estate portfolio.

NMMB Holdings, Inc.
Prospect owns 92.77% of the fully-diluted equity of NMMB Holdings, Inc. (“Refuel”). NMMB, through its subsidiary, Refuel Agency, provides integrated marketing and advertising services to brands across industries.

The fair value of our investment in Refuel was $78,844 as of December 31, 2024, a premium of $49,121 to its amortized cost basis compared to a fair value of $94,265 as of June 30, 2024, a premium of $64,542 to its amortized cost. The decrease in premium to amortized cost resulted from a revised forecast impacted by continued headwinds in the advertising market and a dividend declared by Refuel.

Our controlled investments, including those discussed above, are valued at $448,331 above their amortized cost as of December 31, 2024.

Affiliate and Non-Control Company Investments
We hold two affiliate investments at December 31, 2024 (Nixon, Inc. and RGIS Services, LLC, (“RGIS”)) with a total fair value of $20,212, a premium of $8,477 from their combined amortized cost, compared to a fair value of $18,069 as of June 30, 2024, representing a $6,475 premium to its amortized cost. The increase in premium to amortized cost was driven by an improvement in RGIS’s financial performance.
With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. Note that three of our non-control/non-affiliate investments, Credit.com Holdings, LLC, Town & Country Holdings, Inc. (“Town & Country”), and our CLO investment portfolio, have larger equity positions and are therefore more susceptible to changes in value than the rest of our non-control/non-affiliate investments. As of December 31, 2024, our non-control/non-affiliate portfolio is valued at a discount to amortized cost primarily due to our CLO investment portfolio, which is valued at a $69,312 discount to amortized cost. Additionally, as of December 31, 2024, nine of our non-control/ non-affiliate investments, United Sporting Companies, Inc. (“USC”), Aventiv Technologies, LLC, K&N HoldCo, LLC (“K&N”), Rising Tide Holdings, Inc. (“West Marine”), Credit.com Holdings, LLC (“Credit.com”), Redstone Holdco 2 LP (“RSA”), WellPath Holdings, Inc. (“WellPath”), Medical Solutions Holdings, Inc., and STG Distribution, LLC (f/k/a Reception Purchaser, LLC) (“STG”) are valued at discounts to amortized cost of $79,243, $57,822, $25,216, $24,232, $24,070, $16,096, $15,869, $15,348, and $8,643 respectively.
Excluding those non-control/non-affiliate investments discussed above, our remaining non-control/non-affiliate portfolio is valued at a discount of $13,734 to amortized cost as of December 31, 2024.

Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of December 31, 2024 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in March 2019; Public Notes which we issued in January 2021, May 2021 and September 2021; and Prospect Capital InterNotes® which we issue from time to time. As of December 31, 2024, our equity capital is comprised of common and preferred equity.
The following table shows our outstanding debt as of December 31, 2024:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$301,522	$21,180	$301,522	$301,522	1M SOFR +	2.05%

2025 Notes		156,168	166	156,002	155,601	6.63%
Convertible Notes		156,168		156,002	155,601

2026 Notes		376,272	2,229	374,043	365,304	3.99%
3.364%	2026 Notes	300,000	2,698	297,302	279,726	3.60%
3.437%	2028 Notes	300,000	5,148	294,852	259,458	3.64%
Public Notes		976,272		966,197	904,488

Prospect Capital InterNotes®		643,834	9,299	634,535	622,400	5.65%
Total		$2,077,796		$2,058,256	$1,984,011
The following table shows our outstanding debt as of June 30, 2024:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$794,796	$22,975	$794,796	$794,796	1M SOFR +	2.05%

2025 Notes		156,168	649	155,519	155,632	6.63%
Convertible Notes		156,168		155,519	155,632

2026 Notes		400,000	3,263	396,737	381,344	3.98%
3.364%	2026 Notes	300,000	3,388	296,612	275,601	3.60%
3.437%	2028 Notes	300,000	5,782	294,218	256,050	3.64%
Public Notes		1,000,000		987,567	912,995

Prospect Capital InterNotes®		504,028	7,999	496,029	479,748	6.33%
Total		$2,454,992		$2,433,911	$2,343,171

The following table shows the contractual maturities by fiscal year of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of December 31, 2024:

	Payments Due by Fiscal Year ending June 30,
	Total	Remainder of 2025	2026	2027	2028	2029	After 5 Years
Revolving Credit Facility	$301,522	$—	$—	$—	$—	$301,522	$—
Convertible Notes	156,168	156,168	—	—	—	—	—
Public Notes	976,272	—	376,272	300,000	—	300,000	—
Prospect Capital InterNotes®	643,834	1,499	54,604	155,925	42,854	99,846	289,106
Total Contractual Obligations	$2,077,796	$157,667	$430,876	$455,925	$42,854	$701,368	$289,106
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
Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, PCF, a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective June 28, 2024, we completed an extension and upsizing of the revolving credit facility (the “Revolving Credit Facility”). The lenders have extended commitments of $2,121,500 as of December 31, 2024. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $2,250,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extended the maturity date to June 28, 2029 and the revolving period through June 28, 2028, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.
As of December 31, 2024 and June 30, 2024, we had $1,049,788 and $830,124, respectively, available to us for borrowing under the Revolving Credit Facility, net of $301,522 and $794,796 outstanding borrowings as of the respective balance sheet dates. Refer to Note 4. Revolving Credit Facility within our consolidated financial statements for additional details.

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
As of December 31, 2024 and June 30, 2024, the outstanding principal amount of the 2025 Notes were $156,168 and $156,168, respectively. Refer to Note 5. Convertible Notes within our consolidated financial statements for additional details.

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
During the three months ended December 31, 2024, we repurchased $11,443 aggregate principal amount of the 2026 Notes at a weighted average price of 97.32%, including commissions, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $264 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 2026 Notes.
During the six months ended December 31, 2024, we repurchased $23,728 aggregate principal amount of the 2026 Notes at a weighted average price of 97.21%, including commissions, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $571 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 2026 Notes.
As of December 31, 2024 and June 30, 2024, the outstanding aggregate principal amount of the 2026 Notes was $376,272 and $400,000, respectively.

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
As of December 31, 2024 and June 30, 2024, the outstanding aggregate principal amount of the 3.364% 2026 Notes was $300,000 and $300,000, respectively.
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

As of December 31, 2024 and June 30, 2024, the outstanding aggregate principal amount of the 3.437% 2028 Notes was $300,000 and $300,000, respectively.
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
We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of December 31, 2024 and June 30, 2024, the aggregate principal amount of Prospect Capital InterNotes® outstanding were $643,834 and $504,028, respectively. Refer to Note 7. Prospect Capital InterNotes® within our consolidated financial statements for additional details.
Net Asset Value Applicable to Common Stockholders
During the six months ended December 31, 2024, our net asset value applicable to common shares decreased by $271,697, or $0.90 per basic weighted average common share. During the six months ended December 31, 2024, the change in NAV was primarily due to net realized and unrealized losses of $318,986, or $0.74 per basic weighted average common share, and $0.13 of dilution per basic weighted average common share, due to discounted share issuances and conversions at current market prices through our common stock dividend reinvestment plan and through conversion of Preferred Stock, as applicable. Additionally, distributions to common and preferred stockholders of $196,297, or $0.45 per basic weighted average common share, exceeded net investment income of $176,308, or $0.41 per basic weighted average common share, resulting in a net decrease of $0.04 per basic weighted average common share. The following table shows the calculation of net asset value per common share as of December 31, 2024 and June 30, 2024:

	December 31, 2024	June 30, 2024
Net assets available to common stockholders	$3,440,036	$3,711,733
Shares of common stock issued and outstanding	438,851,578	424,846,963
Net asset value per common share	$7.84	$8.74
Results of Operations
Operating results for the three and six months ended December 31, 2024 and December 31, 2023 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Investment income	$185,466	$210,942	$381,774	$447,187
Operating expenses	99,035	114,015	205,466	224,648
Net investment income	86,431	96,927	176,308	222,539
Net realized gains (losses) from investments	(46,653)	123	(147,023)	(207,366)
Net change in unrealized gains (losses) from investments	(40,080)	(124,741)	(163,847)	73,888
Net realized gains (losses) on extinguishment of debt	236	(53)	484	(144)
Net increase (decrease) in net assets resulting from operations	(66)	(27,744)	(134,078)	88,917
Preferred stock dividend	(26,228)	(24,070)	(53,385)	(47,221)
Net gain (loss) on redemptions of preferred stock	(906)	378	1,398	879
Gain (loss) on Accretion to Redemption Value of Preferred Stock	(3,793)	—	(9,997)	—
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stockholders	$(30,993)	$(51,436)	$(196,062)	$42,575

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
The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Interest income	$168,798	$194,631	$353,413	$397,078
Dividend income	6,961	1,340	9,371	4,399
Other income	9,707	14,971	18,990	45,710
Total investment income	$185,466	$210,942	$381,774	$447,187

Average debt principal of performing interest bearing investments(1)	$7,028,843	$7,278,174	$7,111,773	$7,227,581
Weighted average interest rate earned on performing interest bearing investments(1)	9.40%	10.46%	9.72%	10.75%
Average debt principal of all interest bearing investments(2)	$7,577,421	$7,597,578	$7,610,853	$7,675,932
Weighted average interest rate earned on all interest bearing investments(2)	8.72%	10.02%	9.09%	10.12%
(1) Excludes equity investments and non-accrual loans.
(2) Excludes equity investments.

The weighted average interest rate earned on performing interest bearing assets decreased to 9.40% for the three months ended December 31, 2024 from 10.46% for the three months ended December 31, 2023. The weighted average interest rate earned on all interest bearing investments decreased to 8.72% for the three months ended December 31, 2024 from 10.02% for the three months ended December 31, 2023. The decrease is primarily due to a decrease in interest income to $161,941 from $184,016, as a result of repayments and originations at lower rates than our average existing portfolio yield and a decline in SOFR rates, and a decrease in income from our structured credit investments to $4,054 from $8,882, for the three months ended December 31, 2024 and 2023, respectively.
The weighted average interest rate earned on performing interest bearing assets decreased to 9.72% for the six months ended December 31, 2024 from 10.75% for the six months ended December 31, 2023. The weighted average interest rate earned on all interest bearing investments decreased to 9.09% for the six months ended December 31, 2024 from 10.12% for the six months ended December 31, 2023. The decrease is primarily due to a decrease in interest income to $339,930 from $368,271, as a result of repayments and originations at lower rates than our average existing portfolio yield and a decline in SOFR rates, and a decrease in income from our structured credit investments to $8,233 from $25,569, for the six months ended December 31, 2024 and 2023, respectively.

Investment income is also generated from dividends and other income which is less predictable than interest income. The following table describes dividend income earned for the three and six months ended December 31, 2024 and December 31, 2023, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Dividend income
R-V Industries, Inc.	$4,387	$—	$4,387	$—
RGIS Services, LLC	—	—	141	1,307
NMMB, Inc.	—	—	—	147
Other	2,574	1,340	4,843	2,945
Total dividend income	$6,961	$1,340	$9,371	$4,399

Other income is comprised of structuring fees, advisory fees, amendment fees, royalty interests, receipts for residual net profit and revenue interests, administrative agent fees and other miscellaneous and sundry cash receipts. The following table describes other income earned for the three and six months ended December 31, 2024 and December 31, 2023, respectively:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023
Structuring and amendment fees
PeopleConnect Holdings, Inc	$531	$—	$531	$—
Farday Buyer, LLC	—	1,404	—	1,404
The RK Logistics Group, Inc.	—	519	—	519
USG Intermediate, LLC	—	500	—	500
Druid City Infusion, LLC	—	—	1,379	—
National Property REIT Corp.	—	—	—	15,476
Julie Lindsey, Inc.	—	—	—	550
Other, net	661	751	1,526	1,116
Total structuring and amendment fees	$1,192	$3,174	$3,436	$19,565
Royalty, net profit and revenue interests
National Property REIT Corp.	$8,160	$11,450	$14,825	$25,446
Other, net	166	166	340	337
Total royalty and net revenue interests	$8,326	$11,616	$15,165	$25,783
Administrative agent fees
Other, net	$189	$181	$389	$362
Total administrative agent fees	$189	$181	$389	$362
Total other income	$9,707	$14,971	$18,990	$45,710

Other income for the three months ended December 31, 2024 decreased by $5,264 compared to the three months ended December 31, 2023 primarily due to a $1,982 decrease in structuring and amendment fees due to lower levels of originations and a $3,290 decrease in royalty and net revenue interests.
Other income for the six months ended December 31, 2024 decreased by $26,720 compared to the six months ended December 31, 2023 primarily due to a $16,129 decrease in structuring and amendment fees due to lower levels of originations and a $10,618 decrease in royalty and net revenue interests.
Income recognized from dividend income, prepayment premium from early repayments, structuring fees and amendment fees related to specific loan positions is considered to be non-recurring income. For the three months ended December 31, 2024 and three months ended December 31, 2023, we recognized $8,641 and $4,482 of non-recurring income, respectively. The $3,759 increase in nonrecurring income during the three months ended December 31, 2024 is primarily due to an increase of $5,621 in dividend income, an increase of $120 in prepayment premium income, and offset by a $1,982 decrease in structuring and amendment fees.
Income recognized from dividend income, prepayment premium from early repayments, structuring fees and amendment fees related to specific loan positions is considered to be non-recurring income. For the six months ended December 31, 2024 and six months ended December 31, 2023, we recognized $13,295 and $24,486 of non-recurring income, respectively. The $11,191 decrease in nonrecurring income during the six months ended December 31, 2024 is primarily due to the $16,129 decrease in structuring and amendment fees, an increase of $4,972 in dividend income.
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

The following table describes the various components of our operating expenses:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Base management fee	$37,069	$39,087	$75,675	$78,376
Income incentive fee	13,632	18,325	29,312	43,942
Interest and credit facility expenses	37,979	40,044	77,739	80,637
Allocation of overhead from Prospect Administration	5,708	12,252	11,416	14,365
Audit, compliance and tax related fees	80	479	1,800	1,496
Directors’ fees	150	131	300	266
Other general and administrative expenses	4,417	3,697	9,224	5,566
Total operating expenses	$99,035	$114,015	$205,466	$224,648
Total gross and net base management fee was $37,069 and $39,087 for the three months ended December 31, 2024 and 2023, respectively. The decrease in total gross base management fee is directly related to a decrease in average total assets.
Total gross and net base management fee was $75,675 and $78,376 for the six months ended December 31, 2024 and 2023, respectively. The decrease in total gross base management fee is directly related to a decrease in average total assets.
For the three months ended December 31, 2024 and 2023, we incurred $13,632 and $18,325 of income incentive fees, respectively. This decrease was driven by a corresponding decrease in pre-incentive fee net investment income (net of preferred stock dividends) to $73,835 from $91,182 for the three months ended December 31, 2024, and 2023, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
For the six months ended December 31, 2024 and 2023, we incurred $29,312 and $43,942 of income incentive fees, respectively. This decrease was driven by a corresponding decrease in pre-incentive fee net investment income (net of preferred stock dividends) to $152,235 from $219,260 for the six months ended December 31, 2024, and 2023, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended December 31, 2024 and 2023, we incurred $37,979 and $40,044, respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). During the six months ended December 31, 2024 we incurred $77,739 and $80,637, respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Interest on borrowings	$32,508	$35,786	$67,002	$72,601
Amortization of deferred financing costs	2,261	1,877	4,509	3,720
Accretion of discount on unsecured debt	700	723	1,435	1,439
Facility commitment fees	2,510	1,658	4,793	2,877
Total interest and credit facility expenses	$37,979	$40,044	$77,739	$80,637

Average principal debt outstanding	$2,501,297	$2,630,174	$2,529,736	$2,663,675
Annualized weighted average stated interest rate on borrowings(1)	5.20%	5.44%	5.30%	5.45%
Annualized weighted average interest rate on borrowings(2)	6.07%	6.09%	6.15%	6.05%
(1)Includes only the stated interest expense.
(2)Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Convertible and Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.

Interest expense was $32,508 and $35,786 for the three months ended December 31, 2024 and 2023, respectively. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) was 5.20% and 5.44% for the three months ended December 31, 2024 and 2023, respectively. The decrease is primarily due to a decrease in the average Revolving Credit Facility outstanding and decrease in the average stated interest rate on the Revolving Credit Facility as a result of declining SOFR rates, and the maturity of the 2024 Notes, offset by an increase in the average outstanding balance and stated interest rates for Prospect Capital InterNotes®. The weighted average interest rate on borrowings stayed relatively flat at 6.07% and 6.09% for the three months ended December 31, 2024 and 2023, respectively.
Interest expense was $67,002 and $72,601 for the six months ended December 31, 2024 and 2023, respectively. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) was 5.30% and 5.45% for the six months ended December 31, 2024 and 2023, respectively. The decrease is primarily due to a decrease in the average Revolving Credit Facility outstanding and decrease in the average stated interest rate on the Revolving Credit Facility as a result of declining SOFR rates, and the maturity of the 2024 Notes, offset by an increase in the average outstanding balance and stated interest rates for Prospect Capital InterNotes®. The weighted average interest rate on borrowings was 6.15% and 6.05% for the six months ended December 31, 2024 and 2023, respectively. The increase is primarily due to an increase in the average outstanding balance and weighted average rate of the outstanding Prospect Capital InterNotes®, partially offset by the maturity of the 2024 Notes and decreased average Revolving Credit Facility outstanding and decrease in the average interest rate on the Revolving Credit Facility as a result of declining SOFR rates.
The allocation of net overhead expense from Prospect Administration was $5,708 and $12,252 for the three months ended December 31, 2024 and 2023, respectively. Prospect Administration received estimated payments of $805 and $964 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal and tax services during the three months ended December 31, 2024 and 2023, respectively.
The allocation of net overhead expense from Prospect Administration was $11,416 and $14,365 for the six months ended December 31, 2024 and 2023, respectively. Prospect Administration received estimated payments of $991 and $4,432 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal and tax services during the six months ended December 31, 2024 and 2023, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount. The decrease in the allocated net overhead expense for the six months ended December 31, 2024 compared to the prior year period is primarily due to a decrease in reimbursements from portfolio companies.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $4,647 and $4,307 for the three months ended December 31, 2024 and December 31, 2023, respectively.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration, net of any expense reimbursements, were $11,324 and $7,328 for the six months ended December 31, 2024 and December 31, 2023, respectively. The increase was primarily attributable to an increase in audit, compliance and tax related fees, legal fees, as well as other general and administrative expenses.

Net Realized Gains (Losses)
The following table details net realized gains (losses) from investments for the three months ended December 31, 2024 and December 31, 2023:

	Three Months Ended December 31,
Portfolio Company	2024	2023
Other, net	$357	$123
STG Distribution, LLC (f/k/a Reception Purchaser, LLC)	(5,511)	—
Wellful, Inc.	(3,764)	—
Structured Subordinated Notes, net	(37,735)	—
Net realized gains (losses) from investments	$(46,653)	$123

The following table details net realized gains (losses) from investments for the six months ended December 31, 2024 and December 31, 2023:

	Six Months Ended December 31,
Portfolio Company	2024	2023
NMMB Inc.	$6,366	$(147)
Other, net	667	78
Wellful, Inc.	(3,764)	—
STG Distribution, LLC (f/k/a Reception Purchaser, LLC)	(5,511)	—
Research Now Group, LLC and Dynata, LLC (1)	(48,118)	—
Structured Subordinated Notes, net	(96,663)	(25,851)
PGX Holdings, Inc. (2)	—	(181,446)
Net realized gains (losses) from investments	$(147,023)	$(207,366)
(1)Our Research Now Group, LLC and Dynata, LLC Second Lien Term Loan was restructured to 100,000 shares of Common Stock of New Insight Holdings, Inc. and 285,714 Warrants (to purchase shares of Common Stock of New Insight Holdings, Inc.) during the six months ended December 31, 2024. A portion of the cost basis exchanged was written-off for tax purposes and we recorded a realized loss of $48,118 to our investment in Research Now Group, LLC and Dynata, LLC.
(2)The net realized loss during the six months ended December 31, 2023 was primarily due to the restructuring of PGX Holdings, Inc. (“PGX”). On September 28, 2023, PGX underwent a corporate restructuring with the new borrower being Credit.com Holdings, LLC. As part of this transaction, our existing First Lien Term Loan was restructured into new debt, resulting in a realized loss of $1,460. Our Second Lien Term Loan was written-off and we recorded a realized loss of $179,986.
Net Realized Gain/Loss from Extinguishment of Debt
During the three months ended December 31, 2024 and December 31, 2023, we recorded a net realized gain from extinguishment of debt of $236 and net realized loss from extinguishment of debt of $53, respectively. During the six months ended December 31, 2024 and December 31, 2023, we recorded a net realized gain from extinguishment of debt of $484 and net realized loss from extinguishment of debt of $144, respectively. Refer to Capitalization for additional discussion.
Net Realized Gain/Loss from Redemptions of Preferred Stock
During the three months ended December 31, 2024 we recorded a net realized loss of $3,793 from the accretion to redemption value of redeemable securities. No such gains or losses were recorded during the three months ended December 31, 2023.
During the six months ended December 31, 2024 we recorded a net realized loss of $9,997 from the accretion to redemption value of redeemable securities. No such gains or losses were recorded during the six months ended December 31, 2023.
During the three months ended December 31, 2024 we recorded a net realized loss of $946 from the conversions of preferred stock to common, which was offset by a gain of $40 from the redemptions of preferred stock to cash, resulting in a net realized loss of $906. During the three months ended December 31, 2023 we recorded a gain of $5,344 from preferred stock repurchases and a tender offer, which was offset by a loss of $4,966 from conversion of preferred stock to common stock, resulting in a net realized gain of $378.
During the six months ended December 31, 2024 we recorded a net realized gain of $1,358 from the conversions of preferred stock to common, and a gain of $40 from the redemptions of preferred stock to cash, resulting in a net realized gain of $1,398. During the six months ended December 31, 2023 we recorded a realized gain of $5,845 from preferred stock repurchases and a tender offer, which was offset by a realized loss of $4,966 from conversion of preferred stock to common stock, resulting in a net realized gain of $879. Refer to Financial Condition, Liquidity, and Capital Resources for additional discussion.

Change in Unrealized Gains (Losses)
The following table details net change in unrealized gains (losses) for our portfolio for the three and six months ended December 31, 2024 and December 31, 2023, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Control investments	$30,419	$(99,441)	$(143,829)	$(117,235)
Affiliate investments	(1,446)	1,751	2,002	2,588
Non-control/non-affiliate investments	(69,053)	(27,051)	(22,020)	188,535
Net change in unrealized gains (losses)	$(40,080)	$(124,741)	$(163,847)	$73,888
The following table reflects net change in unrealized gains (losses) on investments for the three months ended December 31, 2024:

Net Change in Unrealized Gains (Losses)
First Tower Finance Company LLC	$42,245
Reception Purchaser, LLC	18,691
National Property REIT Corp.	9,317
Wellpath Holdings, Inc.	6,971
Wellful Inc.	6,395
Credit.com Holdings, LLC	(6,069)
Discovery Point Retreat, LLC	(6,177)
Town & Country Holdings, Inc.	(7,735)
STG Distribution, LLC (f/k/a Reception Purchaser, LLC)	(8,643)
R-V Industries, Inc.	(9,704)
Druid City Infusion, LLC	(17,207)
Other, net	(20,427)
Securus Technologies Holdings, Inc.	(47,737)
Net change in unrealized gains (losses)	(40,080)

The following table reflects net change in unrealized gains (losses) on investments for the three months ended December 31, 2023:

Net Change in Unrealized Gains (Losses)
Valley Electric Company, Inc.	$21,501
Universal Turbine Parts, LLC	8,684
InterDent, Inc.	(6,659)
Other, net	(7,810)
Securus Technologies Holdings, Inc.	(14,300)
NMMB, Inc.	(15,514)
CP Energy Services, Inc.	(21,966)
First Tower Finance Company LLC	(23,151)
National Property REIT Corp.	(65,526)
Net change in unrealized gains (losses)	(124,741)

The following table reflects net change in unrealized gains (losses) on investments for the six months ended December 31, 2024:

Net Change in Unrealized Gains (Losses)
First Tower Finance Company LLC	$50,563
Research Now Group, LLC and Dynata, LLC (1)	47,724
Subordinated Structured Notes	22,698
Reception Purchaser, LLC	7,983
Pacific World Corporation	(6,096)
Credit.com Holdings, LLC	(6,474)
Credit Central Loan Company, LLC	(7,133)
R-V Industries, Inc.	(7,268)
Valley Electric Company, Inc.	(8,418)
STG Distribution, LLC (f/k/a Reception Purchaser, LLC)	(8,643)
Town & Country Holdings, Inc.	(11,096)
Redstone Holdco 2 LP	(13,996)
NMMB, Inc.	(15,421)
Other, net	(24,386)
Securus Technologies Holdings, Inc.	(47,303)
National Property REIT Corp.	(65,706)
InterDent, Inc.	(70,875)
Net change in unrealized gains (losses)	(163,847)
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

The following table reflects net change in unrealized gains (losses) on investments for the six months ended December 31, 2023:

Net Change in Unrealized Gains (Losses)
PGX Holdings, Inc. (1)	$179,986
Valley Electric Company, Inc.	45,209
R-V Industries, Inc.	17,123
Other, net	14,735
MITY, Inc.	13,640
Universal Turbine Parts, LLC	12,491
Credit.com Holdings, LLC	10,931
Research Now Group, LLC and Dynata, LLC	(7,771)
First Tower Finance Company LLC	(11,529)
InterDent, Inc.	(12,001)
Securus Technologies Holdings, Inc.	(16,758)
CP Energy Services, Inc.	(26,312)
National Property REIT Corp.	(145,856)
Net change in unrealized gains (losses)	$73,888
(1)Our PGX Second Lien Term Loan was written-off for tax purposes and we recorded a realized loss of $179,986, while reversing our previously recorded unrealized losses related to our investment in PGX, in the same amount.

Financial Condition, Liquidity and Capital Resources
For the six months ended December 31, 2024 and December 31, 2023, our operating activities provided $452,229 and provided $174,487 of cash, respectively. The $277,742 increase is primarily driven by a $439,868 increase in repayments, offset by a $186 decrease in net reductions to Subordinated Structured Notes and related costs, and by a $138,790 decrease in originations, for the six months ended December 31, 2024 compared to the six months ended December 31, 2023. There were no investing activities for the six months ended December 31, 2024 and December 31, 2023. Financing activities used $478,341 and used $172,844 of cash during the six months ended December 31, 2024 and December 31, 2023, respectively, which included dividend payments and distributions to common and preferred stockholders of $182,442 and $173,347, respectively. The $305,497 decrease is primarily driven by a $47,140 decrease in issuance of preferred stock and a $258,782 decrease in net debt issuances, for the six months ended December 31, 2024 compared to the six months ended December 31, 2023.

Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, to repay outstanding borrowings and to make cash distributions to our stockholders.

Our primary sources of funds have historically been issuances of debt and common equity, and beginning with our year ended June 30, 2021, issuances of preferred equity. We have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the six months ended December 31, 2024, we borrowed $806,200 and we made repayments totaling $1,299,474 under the Revolving Credit Facility. As of December 31, 2024, our outstanding balance on the Revolving Credit Facility was $301,522. As of December 31, 2024, we had, net of unamortized discount and debt issuance costs, $156,002 outstanding on the Convertible Notes, $966,197 outstanding on the Public Notes and $634,535 outstanding on the Prospect Capital InterNotes® (See “Capitalization” above).
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.75%. As of December 31, 2024 and June 30, 2024, we had $61,910 and $34,771, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies, of which $29,200 and $2,215 are considered at the Company’s sole discretion. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of December 31, 2024 and June 30, 2024, as they were all floating rate instruments that repriced frequently.
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
Preferred Stock
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”), as amended on June 9, 2022, October 7, 2022, February 10, 2023, December 29, 2023, October 17, 2024, and December 27, 2024, pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and dealer manager for the Company’s offering of up to 90,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock may be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”), the 6.50% Series A3 Preferred Stock (“Series A3 Preferred Stock”), the 6.50% Series M3 Preferred Stock (“Series M3 Preferred Stock”), the Floating Rate Series A4 Preferred Stock (“Series A4 Preferred Stock”), the Floating Rate Series M4 Preferred Stock (“Series M4 Preferred Stock,” and together with the Series A4 Preferred Stock, the “Floating Rate Preferred Stock”), the 7.50% Series A5 Preferred Stock (“Series A5 Preferred Stock”), and the 7.50% Series M5 Preferred Stock (“Series M5 Preferred Stock,” and together with the Series A5 Preferred Stock, the “7.50% Preferred Stock”). However, as disclosed in the Supplement No. 1 dated September 6, 2024 and Supplement No. 3 dated December 27, 2024 to the Prospectus Supplement dated December 29, 2023, the Company is no longer offering the Series A1 Preferred Stock, the Series M1 Preferred Stock, the Series M2 Preferred Stock, the Series A3 Preferred Stock, the Series M3 Preferred Stock, and the Floating Rate Preferred Stock and, as a result, any additional preferred stock offered under this offering will be only in any combination of our 7.50% Preferred Stock, which are not convertible. In connection with such offering, on August 3, 2020, June 9, 2022, October 11, 2022, February 10, 2023, December 28, 2023 (two filings), October 17, 2024, and December 27, 2024 we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland (“SDAT”), reclassifying and designating 120,000,000, 60,000,000, 120,000,000, 60,000,000, 160,000,000, 40,000,000, 20,000,000, and 180,000,000 shares, respectively, of the Company’s authorized and unissued shares of common stock into shares of preferred stock.

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
In connection with the offerings of the 5.50% Preferred Stock, the 6.50% Preferred Stock, the Floating Rate Preferred Stock, and the 7.50% Preferred Stock, we adopted and amended, respectively, a preferred stock dividend reinvestment plan (the “Preferred Stock Plan” or the “Preferred Stock DRIP”), pursuant to which (i) holders of the Floating Rate Preferred Stock and the 7.50% Preferred Stock will have dividends on their Floating Rate Preferred Stock reinvested in additional shares of such Floating Rate Preferred Stock and 7.50% Preferred Stock at a price per share of $25.00, and (ii) holders of the 5.50% Preferred Stock and the 6.50% Preferred Stock will have dividends on their 5.50% Preferred Stock and 6.50% Preferred Stock automatically reinvested in additional shares of such 5.50% Preferred Stock and 6.50% Preferred Stock, at a price per share of $23.75 (95% of the stated value of $25.00 per share), if they elect.

At any time prior to the listing of the 5.50% Preferred Stock and the 6.50% Preferred Stock on a national securities exchange, shares of the 5.50% Preferred Stock and the 6.50% Preferred Stock are convertible, at the option of the holder of the 5.50% Preferred Stock and the 6.50% Preferred Stock (the “Holder Optional Conversion”). We will settle any Holder Optional Conversion by paying or delivering, as the case may be, (A) any portion of the Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the Settlement Amount, minus (b) any portion of the Settlement Amount that we elect to pay in cash, divided by (2) the arithmetic average of the daily volume weighted average price of shares of our common stock over each of the five consecutive trading days ending on the Holder Conversion Exercise Date (such arithmetic average, the “5-day VWAP”). For the Series A1 Preferred Stock, the Series A3 Preferred Stock, the Series AA1 Preferred Stock, the Series AA2 Preferred Stock and the Series A2 Preferred Stock, “Settlement Amount” means (A) $25.00 per share (the “Stated Value”), plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the applicable Holder Optional Conversion Fee for the respective Holder Conversion Deadline. For the Series M Preferred Stock, “Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the applicable Series M Clawback, if any. “Series M Clawback”, if applicable, means an amount equal to the aggregate amount of all dividends, whether paid or accrued, on such share of Series M stock in the three full months prior to the Holder Conversion Exercise Date. Subject to certain limited exceptions, we will not pay any portion of the Settlement Amount in cash (other than cash in lieu of fractional shares of our common stock) until the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred Stock has been issued. Beginning on the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred Stock is issued, we may elect to settle all or a portion of any Holder Optional Conversion in cash without limitation or restriction. The right of holders to convert a share of 5.50% Preferred Stock or 6.50% Preferred Stock will terminate upon the listing of such share on a national securities exchange. Shares of the Floating Rate Preferred Stock and 7.50% Preferred Stock do not have a Holder Optional Conversion Feature.
Subject to certain limited exceptions allowing earlier redemption, beginning on the earlier of the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred Stock has been issued, or the two year anniversary of the date on which a share of Floating Rate Preferred Stock or 7.50% Preferred Stock has been issued or, for listed shares of 5.50% Preferred Stock or 6.50% Preferred Stock, five years from the earliest date on which any series that has been listed was first issued and, for listed shares of Floating Rate Preferred Stock or 7.50% Preferred Stock, two years from the earliest date on which any series that has been listed was first issued (the earlier of such dates as applicable to a series of Preferred Stock, the “Redemption Eligibility Date”), such share of Preferred Stock may be redeemed at any time or from time to time at our option (the “Issuer Optional Redemption”), at a redemption price of 100% of the Stated Value of the shares to be redeemed plus unpaid dividends accrued to, but not including, the date fixed for redemption.
Shares of the Floating Rate Preferred Stock and 7.50% Preferred Stock are redeemable, at the option of the holder of such Floating Rate Preferred Stock and 7.50% Preferred Stock, on a monthly basis (the “Holder Optional Redemption”). For all shares of Floating Rate Preferred Stock and 7.50% Preferred Stock duly submitted for redemption on or before a monthly Holder Redemption Deadline (defined in the prospectus supplement dated December 29, 2023), the HOR Settlement Amount (as defined below) is determined on any business day after such Holder Redemption Deadline but before the Holder Redemption Deadline occurring two months thereafter (such date, the “Holder Redemption Exercise Date”). Within such period, we may select the Holder Redemption Exercise Date in our sole discretion. We will settle any Holder Optional Redemption by paying the HOR Settlement Amount in cash.
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
The aggregate amount of Holder Optional Redemptions by the holders of 7.50% Preferred Stock is subject to the following redemption limits: (i) no more than 2% of the outstanding 7.50% Preferred Stock, in aggregate, as of the end of the most recent fiscal quarter will be redeemed per calendar month; (ii) no more than 5% of the outstanding 7.50% Preferred Stock, in aggregate, as of the end of the most recent fiscal quarter will be redeemed per fiscal quarter; and (iii) no more than 20% of the outstanding 7.50% Preferred Stock, in aggregate, as of the end of the most recent fiscal quarter will be redeemed per Annual Redemption Period; plus, for each redemption limit set forth above in clauses (i) through (iii) of this paragraph, an amount of such 7.50% Preferred Stock equal to the lowest excess, if any, between the corresponding applicable 2% / 5% / 20% redemption limits for Floating Rate Preferred Stock as set forth above and the respective amounts requested for the Floating Rate Preferred Stock on a Holder Redemption Deadline for the Floating Rate Preferred Stock.
Additionally, we have covenanted to waive the applicable 2% / 5% / 20% redemption limits for the Floating Rate Preferred Stock as set forth in the terms of the Floating Rate Preferred Stock such that holders of the Floating Rate Preferred Stock may, in addition to the amount of Floating Rate Preferred Stock such holders are entitled to redeem pursuant to the terms of the Floating Rate Preferred Stock, also redeem an amount of such Floating Rate Preferred Stock equal to the lowest excess, if any, between the corresponding applicable 2% / 5% / 20% redemption limits for the 7.50% Preferred Stock as set forth in the terms of the 7.50% Preferred Stock and the respective amounts requested for the 7.50% Preferred Stock on a Holder Redemption Deadline for the 7.50% Preferred Stock.
Redemption capacity of the 7.50% Preferred Stock will be allocated on a pro rata basis based on the number of 7.50% Preferred Stock, as applicable, submitted in the event that a monthly redemption is oversubscribed based on any of the foregoing redemption limits.
An “Annual Redemption Period” means our then current fiscal quarter and the three fiscal quarters immediately preceding our then current fiscal quarter. Shares of Series A4 Preferred Stock and Series A5 Preferred Stock are subject to an early redemption fee if it is redeemed by its holder within five years of issuance. We may waive the foregoing redemption limits in our sole discretion at any time.
For the Series A4 Preferred Stock and Series A5 Preferred Stock, “HOR Settlement Amount” means (A) the stated value, plus (B) unpaid dividends accrued to, but not including, the Holder Redemption Exercise Date, minus (C) the Series A4 Preferred Stock or Series A5 Preferred Stock Holder Optional Redemption fee, as applicable on the respective Holder Redemption Deadline.
For the Series M4 Preferred Stock and Series M5 Preferred Stock, “HOR Settlement Amount” means (A) the stated value, plus (B) unpaid dividends accrued to, but not including, the Holder Redemption Exercise Date, but if a holder of Series M4 Preferred Stock or Series M5 Preferred Stock exercises a Holder Optional Redemption within the first twenty-four months of issuance of such Series M4 Preferred Stock or Series M5 Preferred Stock, the HOR Settlement Amount payable to such holder will be reduced by (i) during the first twelve months of issuance of such Series M4 Preferred Stock or Series M5 Preferred

Stock, the aggregate amount of all dividends, whether paid or accrued, on such Series M4 Preferred Stock or Series M5 Preferred Stock, respectively, in the six-month period prior to the Holder Redemption Exercise Date, and (ii) during the second twelve months of issuance of such Series M4 Preferred Stock or Series M5 Preferred Stock, the aggregate amount of all dividends, whether paid or accrued, on such Series M4 Preferred Stock or Series M5 Preferred Stock in the three-month period prior to the Holder Redemption Exercise Date (such amount, the “Series M4 Shares Clawback” and “Series M5 Shares Clawback,” respectively). We are permitted to waive the Series M4 Shares Clawback and Series M5 Shares Clawback through public announcement of the terms and duration of such waiver. Any such waiver would apply to any holder of Preferred Stock qualifying for the waiver and exercising a Holder Optional Redemption during the pendency of the term of such waiver. Although we have retained the right to waive the Series M4 Shares Clawback and Series M5 Shares Clawback in the manner described above, we are not required to establish any such waivers and we may never establish any such waivers.
Subject to certain limitations, each share of 5.50% Preferred Stock or 6.50% Preferred Stock may be converted at our option (the “Issuer Optional Conversion”). We will settle any Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the 5-day VWAP, subject to our ability to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value if the 5-day VWAP represents a discount to our net asset value per share of common stock. For the 5.50% Preferred Stock and 6.50% Preferred Stock, “IOC Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the date fixed for conversion. In connection with an Issuer Optional Conversion, we will use commercially reasonable efforts to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value. If we do not have or obtain any required stockholder approval under the 1940 Act to sell our common stock below net asset value and the 5-day VWAP is at a discount to our net asset value per share of common stock, we will settle any conversions in connection with an Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the NAV per share of common stock at the close of business on the business day immediately preceding the date of conversion. We will not pay any portion of the IOC Settlement Amount from an Issuer Optional Conversion in cash (other than cash in lieu of fractional shares of our common stock) until the Redemption Eligibility Date. Beginning on the Redemption Eligibility Date, we may elect to settle any Issuer Optional Conversion in cash without limitation or restriction. In the event that we exercise an Issuer Optional Conversion with respect to any shares of 5.50% Preferred Stock or 6.50% Preferred Stock, the holder of such 5.50% Preferred Stock or 6.50% Preferred Stock may instead elect a Holder Optional Conversion with respect to such 5.50% Preferred Stock or 6.50% Preferred Stock provided that the date of conversion for such Holder Optional Conversion would occur prior to the date of conversion for an Issuer Optional Conversion. Shares of the Floating Rate Preferred Stock and 7.50% Preferred Stock do not have an Issuer Optional Conversion feature. The Company actively manages its offerings of preferred stock and, although it may or may not be presently offering a particular series of its preferred stock, the Company may determine to issue any of its authorized series of preferred stock (and, in connection therewith, to relaunch the offering of any particular series, if previously terminated) based on its assessment of market conditions, demand, and appropriate cost of capital in light of the foregoing and the overall construction of its portfolio and capital structure.
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
Each series of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock, 7.50% Preferred Stock, and Series A Preferred Stock ranks (with respect to the payment of dividends and rights upon liquidation, dissolution or winding up) (a) senior to our common stock, (b) on parity with each other series of our preferred stock, and (c) junior to our existing and future secured and unsecured indebtedness. See Note 8, Fair Value and Maturity of Debt Outstanding for further discussion on our senior securities.

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
During the three months ended December 31, 2023, we repurchased 17,994 shares of Series A Preferred Stock for a total cost of approximately $278, including fees and commissions paid to the broker, representing an average repurchase price of $15.41 per share. The difference in the consideration transferred and the net carrying value of the Series A Preferred Stock repurchased, which was $434, resulted in a gain applicable to common stock holders of approximately $156 during the three months ended December 31, 2023.
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
During the three and six months ended December 31, 2023, we exchanged an aggregate of -267,740 Series M1 Preferred Stock for an aggregate of 267,740 newly-issued Series M3 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).
During the three months ended December 31, 2024, we exchanged an aggregate of 51,185 Series M1 Preferred Stock for an aggregate of 5,000 and 46,185 newly-issued Series M3 Preferred Stock and Series M4 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act. During the three months ended December 31, 2024, we exchanged an aggregate of 103,590 Series M3 Preferred Stock for an aggregate of 103,590 newly-issued Series M4 Preferred Stock pursuant to the Securities Act.

During the six months ended December 31, 2024, we exchanged an aggregate of 138,618 Series M1 Preferred Stock for an aggregate of 10,842 and 127,774 newly-issued Series M3 Preferred Stock and Series M4 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act. During the six months ended December 31, 2024, we exchanged an aggregate of 235,507 Series M3 Preferred Stock for an aggregate of 235,504 newly-issued Series M4 Preferred Stock pursuant to the Securities Act.
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
For so long as the Series A Preferred Stock, the Floating Rate Preferred Stock, or 7.50% Preferred Stock are outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, if dividends on the Preferred Stock have accumulated and been unpaid for a period of two years, a possibility of redemption outside of the Company’s control exists and, in accordance with ASC 480, we have presented our 5.50% Preferred Stock, 6.50% Preferred Stock, and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of December 31, 2024 and June 30, 2024.
The Floating Rate Preferred Stock and 7.50% Preferred Stock are redeemable at the election of the holder at any time; therefore, is probable of redemption outside of the Company’s control. As a result, the Floating Rate Preferred Stock and 7.50% Preferred Stock are classified within temporary equity on our Consolidated Statement of Assets and Liabilities as of December 31, 2024 and are accreted to redemption value upon issuance. Accretion to redemption value is treated as an adjustment to net increase (decrease) in net assets resulting from operations applicable to common stockholders on our Consolidated Statement of Operations.
We determined the estimated value as of December 31, 2024 of our 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock, and 7.50% Preferred Stock was a $25.00 stated value per share. We engaged a third-party valuation service to assist in our determination based on the calculation resulting from the total equity on our Consolidated Statements of Assets and Liabilities in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 (the “Form 10-Q”), which was prepared in accordance with U.S. generally accepted accounting principles in the United States of America, adjusted for the fair value of our investments (i.e. from our Consolidated Schedule of Investments) and total liabilities, divided by the number of shares of our Preferred Stock outstanding. Based on this methodology and because the result from the calculation above is greater than the $25.00 per share stated value of our 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock, and 7.50% Preferred Stock, the estimated value of our 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock, and 7.50% Preferred Stock as of December 31, 2024 is $25.00 per share.
Common Stock
Our common stockholders’ equity accounts as of December 31, 2024 and June 30, 2024 reflect cumulative shares issued, net of shares previously repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemptions Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
We did not repurchase any shares of our common stock under the Repurchase Program for the six months ended December 31, 2024 and December 31, 2023. As of December 31, 2024, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
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

Recent Developments
On January 17, 2025, we announced the declaration of monthly dividends for our 7.50% Preferred Stock holders for holders of record on the following dates based on an annualized rate equal to 7.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in February or March as a result), authorized on January 17, 2025, as follows:

Monthly Cash 7.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
January 2025	1/22/2025	2/3/2025	$0.156250
February 2025	2/19/2025	3/3/2025	$0.156250
On February 10, 2025, we announced the declaration of monthly dividends for our for 7.50% Preferred Stock holders of record on the following dates based on an annualized rate equal to 7.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in June as a result), as follows:

Monthly Cash 7.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
March 2025	3/19/2025	4/1/2025	$0.156250
April 2025	4/18/2025	5/1/2025	$0.156250
May 2025	5/21/2025	6/2/2025	$0.156250
On February 10, 2025, we announced the declaration of monthly dividends for our Floating Rate Preferred Stock for holders of record on the following dates based on an annualized rate equal to 6.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in June as a result), authorized on February 6, 2025, as follows:

Monthly Cash Floating Rate Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
March 2025	3/19/2025	4/1/2025	$0.135417
April 2025	4/18/2025	5/1/2025	$0.135417
May 2025	5/21/2025	6/2/2025	$0.135417
On February 10, 2025, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in June as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
March 2025	3/19/2025	4/1/2025	$0.114583
April 2025	4/18/2025	5/1/2025	$0.114583
May 2025	5/21/2025	6/2/2025	$0.114583

On February 10, 2025, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 6.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in June as a result), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
March 2025	3/19/2025	4/1/2025	$0.135417
April 2025	4/18/2025	5/1/2025	$0.135417
May 2025	5/21/2025	6/2/2025	$0.135417
On February 10, 2025, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
February 2025 - April 2025	4/18/2025	5/1/2025	$0.334375
On February 10, 2025, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
February 2025	2/26/2025	3/20/2025	$0.0450
March 2025	3/27/2025	4/17/2025	$0.0450
April 2025	4/28/2025	5/20/2025	$0.0450

On January 31, 2025 the Company launched an offer to exchange (i) any and all outstanding 6.50% Series M3 Preferred Stock for either Floating Rate Series M4 Preferred Stock or 7.50% Series M5 Preferred Stock and (ii) 5.50% Series M1 Preferred Stock for either 6.50% Series M3 Preferred Stock, Floating Rate Series M4 Preferred Stock or 7.50% Series M5 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). The shares issued in the exchanges will be issued in each case to an existing security holder of the Company exclusively in exchange for such holder’s securities and no commission or other remuneration will be paid or given for soliciting the exchange. Other exemptions may apply.

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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. All of our investments carried at fair value are classified as Level 2 or Level 3 as of December 31, 2024 and June 30, 2024, with a significant portion of our investments classified as Level 3.
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
Our investments that are classified as Level 3 are primarily valued utilizing a discounted cash flow, enterprise value (“EV”) waterfall, asset recovery analysis, or an option pricing model. The discounted cash flow converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The fair value measurement is based on the net present value indicated by current market expectations about those future amounts. Under the EV waterfall, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market (multiples) valuation approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent merger and acquisitions transactions, and/or a discounted cash flow . The asset recovery analysis is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The option pricing model considers the optionality of certain equity positions when there is a limitation to exit or effectuate a sale. The model utilizes the underlying price, the strike or exercise price, interest rate, volatility, and time to expiration date.
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

At December 31, 2024, $4,175,789, $2,886,874, $21,698, and $9,653 of our total investments were valued using the discounted cash flow, enterprise value waterfall, asset recovery analysis, and option pricing model, respectively, compared to $4,798,675, $2,846,887, $22,940, and $0, respectively, at June 30, 2024.
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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the Secured Overnight Financing Rate (“SOFR”), EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a SOFR floor. Our loans typically have durations of one, three or six months after which they reset to current market interest rates. As of December 31, 2024, 79.83% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility and Floating Rate Preferred Stock that pay interest and monthly dividends, respectively, based on floating SOFR rates. Interest on borrowings under the revolving credit facility is one-month SOFR plus 205 basis points with no minimum SOFR floor and there is $301,522 of outstanding borrowings as of December 31, 2024. Dividends for the Floating Rate Preferred Stock are equal to one-month Term SOFR (which will reset upon each dividend declaration by our Board of Directors) plus 2.00%, subject to a minimum and maximum annualized dividend rate of 6.50% and 8.00%, respectively. There are 9,205,342 shares of the Floating Rate Preferred Stock outstanding as of December 31, 2024. See Note 9. Equity Offerings, Offering Expenses, and Distributions for further discussion on our Floating Rate Preferred Stock. The Convertible Notes, Public Notes, Prospect Capital InterNotes® and remaining Preferred Stock bear interest at fixed rates.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in Subordinated Structured Notes) to our loan portfolio and outstanding debt as of December 31, 2024, assuming no changes in our investment and borrowing structure:

Basis Point Change	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Income(1)
Up 300 basis points	$128,054	$9,046	$119,008
Up 200 basis points	$85,115	$6,030	$79,085
Up 100 basis points	$42,277	$3,015	$39,262
Down 100 basis points	$(34,927)	$(3,015)	$(31,912)
Down 200 basis points	$(64,297)	$(6,030)	$(58,267)
Down 300 basis points	$(89,571)	$(9,046)	$(80,525)
(1)Excludes the impact of income incentive fee and does not reflect dividends paid on preferred stock, including the preferred stock that pay dividends based on a floating rate, since those dividends do not reduce net investment income on our Consolidated Statement of Operations. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of December 31, 2024 the one, three, and six month SOFR were 4.33%, 4.31%, and 4.25% respectively.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the period ended December 31, 2024, we did not engage in hedging activities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2024, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are not aware of any material legal proceedings as of December 31, 2024.
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
The below calculation assumes (i) $7.6 billion in total assets, (ii) an average cost of funds of 5.57% (including preferred dividend payments), (iii) $2.1 billion in debt outstanding, (iv) $0.7 billion in liquidation preference of preferred stock paying a 5.50% annual dividend outstanding, (v) $0.7 billion in liquidation preference of preferred stock paying a 6.50% annual dividend outstanding, (vi) $0.13 billion in liquidation preference of preferred stock paying a 5.35% annual dividend outstanding, (vii) $0.2 billion in liquidation preference of the Floating Rate Preferred Stock paying a 6.50% annual dividend (based on the floating rate as of February 4, 2025) outstanding, (viii) $0.4 billion in liquidation preference of preferred stock paying a 7.50% annual dividend outstanding and (ix) $3.4 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(1)	(30.3)%	(18.8)%	(7.3)%	4.3%	15.8%
The below calculation assumes (i) $7.6 billion in total assets, (ii) an average cost of funds of 5.36% (including preferred dividend payments), (iii) $2.1 billion in debt outstanding, (iv) $0.13 billion in liquidation preference of preferred stock paying a 5.35% annual dividend outstanding, (v) $0.2 billion in liquidation preference of the Floating Rate Preferred Stock paying a 6.50% annual dividend (based on the floating rate as of February 4, 2025) outstanding, (vi) $0.4 billion in liquidation preference of preferred stock paying a 7.50% annual dividend outstanding and (vii) $4.7 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(2)	(19.5)%	(11.4)%	(3.3)%	4.8%	12.9%

(1) Assumes no conversion of preferred stock to common stock.
(2) Assumes the conversion of $1.4 billion in preferred stock at a conversion rate based on a Holder Optional Conversion Fee (as defined in the Prospectus Supplement relating to the applicable offering) of 9.00% of the maximum public offering price disclosed within the applicable prospectus supplements for shares of preferred stock which are subject to such Holder Optional Conversion Fee.
The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.
Pursuant to SEC regulations, this table is calculated as of December 31, 2024. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2024.
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
We did not repurchase any shares of our common stock under the Repurchase Program for the three months ended December 31, 2024.
As of December 31, 2024, the approximate dollar value of shares that may yet be purchased under the plan is $65.9 million.
On June 16, 2022, our Board of Directors authorized the repurchase of up to 1.5 million shares our Series A Preferred Stock and further on October 11, 2023, authorized any and all outstanding Series A Preferred Stock to be repurchased. The manner, price, volume and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. There were no repurchases during the three months ended December 31, 2024.
During the three months ended December 31, 2024, we exchanged an aggregate of 51,185 Series M1 Preferred Stock for an aggregate of 5,000 and 46,185 newly-issued Series M3 Preferred Stock and Series M4 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act. During the three months ended December 31, 2024, we exchanged an aggregate of 103,590 Series M3 Preferred Stock for an aggregate of 103,590 newly-issued Series M4 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act. Section 3(a)(9) provides that the registration requirements of the Securities Act will not apply to “any security exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.” We have no contract, arrangement or understanding relating to, and will not, directly or indirectly, pay any commission or other remuneration to any broker, dealer, salesperson, agent or any other person for soliciting exchanges in the exchange offer.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended December 31, 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

		Stock Price		Premium (Discount) of High to NAV	Premium (Discount) of Low to NAV
	NAV(1)	High(2)	Low(2)
Year Ended June 30, 2023
First quarter	$10.01	$8.18	$6.11	(18.3)%	(39.0)%
Second quarter	9.94	7.82	6.39	(21.3)%	(35.7)%
Third quarter	9.48	7.66	6.67	(19.2)%	(29.6)%
Fourth quarter	9.24	6.94	6.08	(24.9)%	(34.2)%
Year Ended June 30, 2024
First quarter	$9.25	$6.65	$5.94	(28.1)%	(35.8)%
Second quarter	8.92	6.18	5.08	(30.7)%	(43.0)%
Third quarter	8.99	6.24	5.33	(30.6)%	(40.7)%
Fourth quarter	8.74	5.69	5.21	(34.9)%	(40.4)%
Twelve Months Ending June 30, 2025
First quarter	$8.10	$5.60	$4.75	(30.9)%	(41.4)%
Second quarter	7.84	5.34	4.16	(31.9)%	(46.9)%
(1) Net asset value per common share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per common share on the date of the high or low sales price. The NAVs shown are based on outstanding shares of our common stock at the end of each period.
(2) The High/Low Stock Price is calculated as of the closing price on a given day in the applicable quarter.
As of February 7, 2025, we had approximately 184 stockholders of record.
The below table sets forth each class of our outstanding securities as of February 7, 2025:

Title of Class of Securities	Amount Authorized	Amount Held by Registrant or for its Account	Amount Outstanding Exclusive of Amount held by Registrant or for its Account
Common Stock	1,152,100,000	—	442,744,944
Preferred Stock	847,900,000	—	70,917,187
2025 Notes	$201,250	—	$156,168
2026 Notes	$400,000	—	$350,702
3.364% 2026 Notes	$300,000	—	$300,000
3.437% 2028 Notes	$300,000	—	$300,000
Prospect Capital InterNotes®	$1,000,000	—	$643,133

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

FEES AND EXPENSES
The following tables are intended to assist you in understanding the costs and expenses that an investor in shares of common stock will bear directly or indirectly. The sales load and offering expenses shown in the table below will be paid for by the Company and will be indirectly borne by holders of our common stock and not by the holders of Preferred Stock prior to any conversion of such Preferred Stock to common stock. We caution you that some of the percentages indicated in the table below are estimates and may vary. These tables are based on our assets and common stock outstanding as of December 31, 2024, except that we assume that we have $0.7 billion in preferred stock outstanding paying dividends of 5.50% per annum, $0.7 billion in preferred stock outstanding paying dividends of 6.50% per annum, $0.2 billion in preferred stock outstanding paying dividends of a floating rate (assuming 6.50% annualized, based on the floating rate as of February 4, 2025), $0.4 billion in preferred stock outstanding paying dividends of 7.50% per annum, in addition to our $0.13 billion of preferred stock outstanding paying dividends of 5.35% per annum, and that we have borrowed $2.1 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.8 billion.
Except where the context suggests otherwise, any reference to fees or expenses paid by “you” or “us” or that “we” will pay fees or expenses, the Company will pay such fees and expenses out of our net assets and, consequently, common stockholders will indirectly bear such fees or expenses. However, you will not be required to deliver any money or otherwise bear personal liability or responsibility for such fees or expenses.

Stockholder transaction expenses:	Series A5 Shares		Series M5 Shares
Sales Load (as a percentage of offering price)	10.00%	(1)	3.00%	(2)
Offering expenses borne by the Company (as a percentage of offering price)	1.50%	(3)	1.50%	(3)
Preferred Stock Dividend reinvestment plan expenses (4)	None		None
Total stockholder transaction expenses (as a percentage of offering price):	11.50%		4.50%
Annual expenses (as a percentage of net assets attributable to common stock):
Management fees (5)	5.58%
Incentive fees payable under Investment Advisory Agreement (20% of realized capital gains and 20% of pre-incentive fee net investment income) (6)	1.73%
Total advisory fees	7.31%
Total interest expenses (7)	6.66%
Other expenses (8)	1.33%
Total annual expenses (6)(8)	15.30%
Dividends on Preferred Stock (9)	4.13%
Total annual expenses after dividends on Preferred Stock (10)	19.43%
Example
The following table demonstrates the projected dollar amount of cumulative expenses we would pay out of net assets and that you would indirectly bear over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we have $0.7 billion in preferred stock outstanding paying dividends of 5.50% per annum, $0.7 billion in preferred stock outstanding paying dividends of 6.50% per annum, $0.2 billion in preferred stock outstanding paying dividends of a floating rate (assuming 6.50% annualized, based on the floating rate as of February 4, 2025), $0.4 billion in preferred stock outstanding paying dividends of 7.50% per annum, in addition to our $0.13 billion of preferred stock outstanding paying dividends of 5.35% per annum, and that we have borrowed $2.1 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.8 billion, and that our annual operating expenses would remain at the levels set forth in the table above and that we would pay the costs shown in the table above.

	1 Year	3 Years	5 Years	10 Years
A5 Shares - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio*	$240	$507	$711	$1,033
M5 Shares - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio*	$201	$482	$696	$1,034
A5 Shares - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio**	$249	$527	$734	$1,048
M5 Shares - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio**	$211	$503	$720	$1,051

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

(1)    Includes up to a 7.0% selling commission on the $25.00 per share (the “Stated Value”) paid by the Company and a dealer manager fee equal to 3.0% of the Stated Value paid by the Company. Reductions in selling commissions will be reflected in reduced public offering prices as described in the “Plan of Distribution” section of the Prospectus Supplement and the net proceeds to us will generally not be impacted by such reductions; therefore, we will bear a reduction in net proceeds to us up to 7.0% of the Stated Value on all Series A5 Shares although the selling commission compensation paid by us to our dealer manager may represent less than 7.0% of the Stated Value. We may, through the Holder Optional Redemption Fee applicable to holders of the Series A5 Shares, effectively recoup a portion of the Sales Load if stockholders exercise a Holder Optional Redemption of their Series A5 shares prior to the 5-year anniversary of the original issue date. The Holder Optional Redemption Fee is 10.00% of the maximum public offering price disclosed herein prior to the third anniversary of the issuance of such Series A5 Shares, 8.00% of the maximum public offering price disclosed herein on or after the third anniversary but prior to the fourth anniversary, 5.00% of the maximum public offering price disclosed herein on or after the fourth anniversary but prior to the fifth anniversary and 0.00% on or after the fifth anniversary.

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

(4)    The expenses of the Preferred Dividend Reinvestment Plan are included in “other expenses.” See “Capitalization” in the Prospectus Supplement.

(5)    Our base management fee is 2% of our gross assets (which include any amount borrowed, i.e., total assets without deduction for any liabilities, including any borrowed amounts for non-investment purposes, for which purpose we have not and have no intention of borrowing). Although no plans are in place to borrow the full amount under our line of credit, assuming that we borrowed $2.1 billion, the 2% management fee of gross assets equals approximately 5.58% of net assets.

(6)    Based on our net investment income and realized capital gains, less realized and unrealized capital losses, earned on our portfolio for the six months ended December 31, 2024, all of which consisted of an income incentive fee. This historical amount has been adjusted to reflect the issuance of 96,187,000 shares of preferred stock. The capital gain incentive fee is paid without regard to pre-incentive fee income. For a more detailed discussion of the calculation of the two-part incentive fee, see “Management Services-Investment Advisory Agreement” in the prospectus.

(7)    As of December 31, 2024, we had $1.8 billion outstanding of Unsecured Notes (as defined below) in various maturities, ranging from February 15, 2025 to March 15, 2052, and interest rates, ranging from 2.25% to 8.00%, some of which are convertible into shares of the Company’s common stock at various conversion rates.

(8)    “Other expenses” are based on estimated amounts for the current fiscal year. The amount shown above represents annualized expenses during our six months ended December 31, 2024 representing all of our estimated recurring operating expenses (except fees and expenses reported in other items of this table) that are deducted from our operating income and reflected as expenses in our Consolidated Statement of Operations. The estimate of our overhead expenses, including payments under an administration agreement with Prospect Administration, or the Administration Agreement is based on our projected allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations under the Administration Agreement. See “Business-Management Services-Administration Agreement” in the applicable prospectus.

(9)    Based on the 5.50% per annum dividend rate applicable to the Series A1 Shares, M1 Shares, M2 Shares, AA1 Shares, MM1 Shares, and A2 Shares. Also based on the 5.35% per annum dividend rate applicable to the A Shares. Also based on the 6.50% per annum dividend rate applicable to the Series A3 Shares, M3 Shares, AA2 Shares, and MM2 Shares, the 6.50% annualized dividend rate applicable to Floating Rate Preferred Stock based on the floating rate as of February 4, 2025 and the 7.50% per annum dividend rate applicable to the Series A5 Shares and M5 Shares. Other series of preferred stock, including other series of preferred stock being sold in different offerings, may bear different annual dividend rates. No dividend will be paid on shares of Preferred Stock after they have been converted to shares of common stock.

(10)     The indirect expenses associated with the Company’s investments in collateralized loan obligations are not included in the fee table presentation, but if such expenses were included in the fee table presentation then the Company’s total annual expenses would have been 15.62%, or 19.75% after dividends on preferred stock.
Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
3.3	Articles of Amendment(3)
3.4	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (4)
3.5	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (5)
3.6	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(6)
3.7	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(7)
3.8	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(8)
3.9	Certificate of Correction to Articles Supplementary of Prospect Capital Corporation(9)
3.10	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(10)
3.11	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(11)
3.12	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(12)
3.13	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(13)
3.14	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(14)

Exhibit No.
3.15	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation - Preferred Stock, Series A4, Preferred Stock Series M4(15)
3.16	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation - Convertible Preferred Stock(16)
3.17	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(17)
3.18	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(18)
3.19	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(21)
4.1	One Thousand Four Hundred Sixty-Sixth Supplemental Indenture dated as of October 3, 2024, to the U.S. Bank Indenture, and Form of 6.625% Prospect Capital InterNote® due 2027(23)
4.2	One Thousand Four Hundred Sixty-Seventh Supplemental Indenture dated as of October 3, 2024, to the U.S. Bank Indenture, and Form of 6.875% Prospect Capital InterNote® due 2029(23)
4.3	One Thousand Four Hundred Sixty-Eighth Supplemental Indenture dated as of October 3, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2034(23)
4.4	One Thousand Four Hundred Sixty-Ninth Supplemental Indenture dated as of October 10, 2024, to the U.S. Bank Indenture, and Form of 6.625% Prospect Capital InterNote® due 2027(24)
4.5	One Thousand Four Hundred Seventieth Supplemental Indenture dated as of October 10, 2024, to the U.S. Bank Indenture, and Form of 6.875% Prospect Capital InterNote® due 2029(24)
4.6	One Thousand Four Hundred Seventy-First Supplemental Indenture dated as of October 10, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2034(24)
4.7	One Thousand Four Hundred Seventy-Second Supplemental Indenture dated as of October 18, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2027(25)
4.8	One Thousand Four Hundred Seventy-Third Supplemental Indenture dated as of October 18, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(25)
4.9	One Thousand Four Hundred Seventy-Fourth Supplemental Indenture dated as of October 18, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(25)
4.10	One Thousand Four Hundred Seventy-Fifth Supplemental Indenture dated as of October 24, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2027(26)
4.11	One Thousand Four Hundred Seventy-Sixth Supplemental Indenture dated as of October 24, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(26)
4.12	One Thousand Four Hundred Seventy-Seventh Supplemental Indenture dated as of October 24, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(26)
4.13	One Thousand Four Hundred Seventy-Eighth Supplemental Indenture dated as of October 31, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2027(27)
4.14	One Thousand Four Hundred Seventy-Ninth Supplemental Indenture dated as of October 31, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(27)
4.15	One Thousand Four Hundred Eightieth Supplemental Indenture dated as of October 31, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(27)
4.16	One Thousand Four Hundred Eighty-First Supplemental Indenture dated as of November 7, 2024, to the U.S. Bank Indenture, and Form of 6.875% Prospect Capital InterNote® due 2027(28)
4.17	One Thousand Four Hundred Eighty-Second Supplemental Indenture dated as of November 7, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2029(28)
4.18	One Thousand Four Hundred Eighty-Third Supplemental Indenture dated as of November 7, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2034(28)
4.19	One Thousand Four Hundred Eighty-Fourth Supplemental Indenture dated as of November 21, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(29)
4.20	One Thousand Four Hundred Eighty-Fifth Supplemental Indenture dated as of November 21, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(29)
4.21	One Thousand Four Hundred Eighty-Sixth Supplemental Indenture dated as of November 21, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(29)
4.22	One Thousand Four Hundred Eighty-Seventh Supplemental Indenture dated as of November 29, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(30)
4.23	One Thousand Four Hundred Eighty-Eighth Supplemental Indenture dated as of November 29, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(30)
4.24	One Thousand Four Hundred Eighty-Ninth Supplemental Indenture dated as of November 29, 2024, to the U.S. Bank Indenture, and Form of 7.625% Prospect Capital InterNote® due 2034(30)
4.25	One Thousand Four Hundred Ninetieth Supplemental Indenture dated as of December 5, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(31)
4.26	One Thousand Four Hundred Ninety-First Supplemental Indenture dated as of December 5, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(31)

Exhibit No.
4.27	One Thousand Four Hundred Ninety-Second Supplemental Indenture dated as of December 5, 2024, to the U.S. Bank Indenture, and Form of 7.625% Prospect Capital InterNote® due 2034(31)
4.28	One Thousand Four Hundred Ninety-Third Supplemental Indenture dated as of December 12, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(32)
4.29	One Thousand Four Hundred Ninety-Fourth Supplemental Indenture dated as of December 12, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(32)
4.30	One Thousand Four Hundred Ninety-Fifth Supplemental Indenture dated as of December 12, 2024, to the U.S. Bank Indenture, and Form of 7.625% Prospect Capital InterNote® due 2034(32)
4.31	One Thousand Four Hundred Ninety-Sixth Supplemental Indenture dated as of December 19, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2027(33)
4.32	One Thousand Four Hundred Ninety-Seventh Supplemental Indenture dated as of December 19, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2029(33)
4.33	One Thousand Four Hundred Ninety-Eighth Supplemental Indenture dated as of December 19, 2024, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2034(33)
10.1	Amendment No. 5 to Amended and Restated Dealer Manager Agreement, dated as of October 17, 2024, by and between the Company and Preferred Capital Securities, LLC (19)
10.2	Amendment No. 6 to Amended and Restated Dealer Manager Agreement, dated as of December 27, 2024, by and between the Company and Preferred Capital Securities, LLC (20)
10.3	Amended and Restated Preferred Stock Dividend Reinvestment Plan (22)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on August 4, 2020.
(4)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on August 4, 2020.
(5)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on November 4, 2020.
(6)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on November 4, 2020.
(7)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 57 to the Registration Statement on Form N-2, filed on May 20, 2021.
(8)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 65 to the Registration Statement on Form N-2, filed on July 15, 2021.
(9)	Incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K, filed on July 19, 2021.
(10)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(11)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on June 9, 2022.
(12)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(13)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(14)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on February 13, 2023.
(15)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 29, 2023.
(16)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on December 29, 2023.

(17)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on January 25, 2024.
(18)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 17, 2024.
(19)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on October 17, 2024.
(20)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on December 30, 2024.
(21)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 30, 2024.
(22)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on December 30, 2024.
(23)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 76 to the Registration Statement on Form N-2, filed on October 3, 2024.
(24)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 77 to the Registration Statement on Form N-2, filed on October 10, 2024.
(25)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 78 to the Registration Statement on Form N-2, filed on October 18, 2024.
(26)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 79 to the Registration Statement on Form N-2, filed on October 24, 2024.
(27)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 80 to the Registration Statement on Form N-2, filed on October 31, 2024.
(28)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 81 to the Registration Statement on Form N-2, filed on November 7, 2024.
(29)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 82 to the Registration Statement on Form N-2, filed on November 21, 2024.
(30)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 83 to the Registration Statement on Form N-2, filed on November 29, 2024.
(31)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 84 to the Registration Statement on Form N-2, filed on December 5, 2024.
(32)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 85 to the Registration Statement on Form N-2, filed on December 12, 2024.
(33)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 86 to the Registration Statement on Form N-2, filed on December 19, 2024.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT CAPITAL CORPORATION

February 10, 2025	By:	/s/ JOHN F. BARRY III
Date		John F. Barry III
Chairman of the Board and Chief Executive Officer

February 10, 2025	By:	/s/ KRISTIN L. VAN DASK
Date		Kristin L. Van Dask
Chief Financial Officer