Form 10-Q
period 2025-03-31
PROSPECT CAPITAL CORP
filed 2025-05-08
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
As of May 7, 2025, there were 451,534,752 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
	Forward-Looking Statements	3
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of March 31, 2025 (unaudited) and June 30, 2024	4
	Consolidated Statements of Operations for the three and nine months ended March 31, 2025 and March 31, 2024 (unaudited)	5
	Consolidated Statements of Changes in Net Assets and Temporary Equity for the three and nine months ended March 31, 2025 and March 31, 2024 (unaudited)	7
	Consolidated Statements of Cash Flows for the nine months ended March 31, 2025 and March 31, 2024 (unaudited)	9
	Consolidated Schedules of Investments as of March 31, 2025 (unaudited) and June 30, 2024	11
	Notes to Consolidated Financial Statements (unaudited)	55
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	125
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	159
Item 4.	Controls and Procedures	161
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	162
Item 1A.	Risk Factors	162
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	165
Item 3.	Defaults Upon Senior Securities	165
Item 4.	Mine Safety Disclosures	165
Item 5.	Other Information	166
Item 6.	Exhibits	170
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

PART I
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	March 31, 2025	June 30, 2024

	(Unaudited)	(Audited)
Assets
Investments at fair value:
Control investments (amortized cost of $3,339,028 and $3,280,415, respectively)(Note 14)	$3,702,161	$3,872,575
Affiliate investments (amortized cost of $11,735 and $11,594, respectively)	22,693	18,069
Non-control/non-affiliate investments (amortized cost of $3,604,248 and $4,155,165, respectively)	3,176,510	3,827,599
Total investments at fair value (amortized cost of $6,955,011 and $7,447,174, respectively)(Note 3)	6,901,364	7,718,243
Cash and cash equivalents (restricted cash of $2,300 and $3,974, respectively)	54,498	85,872
Receivables for:
Interest, net	16,176	26,936
Other	1,910	1,091
Deferred financing costs on Revolving Credit Facility (Note 4)	20,018	22,975
Prepaid expenses	1,576	1,162
Due from broker	715	734
Due from Affiliate (Note 13)	55	79
Total Assets	6,996,312	7,857,092
Liabilities
Revolving Credit Facility (Notes 4 and 8)	459,963	794,796
Public Notes (less unamortized discount and debt issuance costs of $8,841 and $12,433, respectively) (Notes 6 and 8)	934,106	987,567
Prospect Capital InterNotes® (less unamortized debt issuance costs of $8,975 and $7,999, respectively) (Notes 7 and 8)	633,923	496,029
Convertible Notes (less unamortized debt issuance costs of $0 and $649, respectively) (Notes 5 and 8)	—	155,519
Due to Prospect Capital Management (Note 13)	39,781	58,624
Interest payable	21,709	21,294
Dividends payable	20,460	25,804
Accrued expenses	3,674	3,591
Due to Prospect Administration (Note 13)	2,809	5,433
Due to broker	1,748	10,272
Other liabilities	349	242
Total Liabilities	2,118,522	2,559,171
Commitments and Contingencies (Note 3 and Note 15)
Preferred Stock, par value $0.001 per share (847,900,000 and 647,900,000 shares of preferred stock authorized, with 80,000,000 and 80,000,000 as Series A1, 80,000,000 and 80,000,000 as Series M1, 80,000,000 and 80,000,000 as Series M2, 20,000,000 and 20,000,000 as Series AA1, 20,000,000 and 20,000,000 as Series MM1, 1,000,000 and 1,000,000 as Series A2, 6,900,000 and 6,900,000 as Series A, 80,000,000 and 80,000,000 as Series A3, 80,000,000 and 80,000,000 as Series M3, 90,000,000 and 80,000,000 as Series A4, 90,000,000 and 80,000,000 as Series M4, 20,000,000 and 20,000,000 as Series AA2, 20,000,000 and 20,000,000 as Series MM2, 90,000,000 and 0 as Series A5, and 90,000,000 and 0 as Series M5, each as of March 31, 2025 and June 30, 2024; 27,423,137 and 28,932,457 Series A1 shares issued and outstanding, 1,226,738 and 1,788,851 Series M1 shares issued and outstanding, 0 and 0 Series M2 shares issued and outstanding, 0 and 0 Series AA1 shares issued and outstanding, 0 and 0 Series MM1 shares issued and outstanding, 163,000 and 164,000 Series A2 shares issued and outstanding, 5,251,157 and 5,251,157 Series A shares issued and outstanding, 24,283,306 and 24,810,648 Series A3 shares issued and outstanding, 2,321,362 and 3,351,101 Series M3 shares issued and outstanding, 2,208,613 and 1,401,747 Series M4 shares issued and outstanding, 6,982,590 and 3,766,166 Series A4 issued and outstanding, 0 and 0 Series AA2 shares issued and outstanding, 0 and 0 Series MM2 shares issued and outstanding, 1,029,762 and 0 Series A5 issued and outstanding, and 193,289 and 0 Series M5 issued and outstanding as of March 31, 2025 and June 30, 2024, respectively) at carrying value plus cumulative accrued and unpaid dividends (Note 9)
	1,632,426	1,586,188
Net Assets Applicable to Common Shares	$3,245,364	$3,711,733
Components of Net Assets Applicable to Common Shares and Net Assets, respectively
Common stock, par value $0.001 per share (1,152,100,000 and 1,352,100,000 common shares authorized; 447,344,378 and 424,846,963 issued and outstanding, respectively) (Note 9)	447	425
Paid-in capital in excess of par (Note 9 and 12)	4,304,253	4,208,607
Distributions in excess of earnings (Note 12)	(1,059,336)	(497,299)
Net Assets Applicable to Common Shares	$3,245,364	$3,711,733
Net Asset Value Per Common Share (Note 16)	$7.25	$8.74

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Investment Income
Interest income (excluding payment-in-kind (“PIK”) interest income):
Control investments	$60,584	$47,295	$170,352	$138,111
Non-control/non-affiliate investments	75,874	97,665	257,943	309,770
Structured credit securities	3,272	4,748	11,505	30,317
Total interest income (excluding PIK interest income)	139,730	149,708	439,800	478,198
PIK interest income:
Control investments	8,915	21,210	42,509	72,161
Non-control/non-affiliate investments	10,611	13,014	30,360	30,651
Total PIK Interest Income	19,526	34,224	72,869	102,812
Total interest income (Note 2)	159,256	183,932	512,669	581,010
Dividend income:
Control investments	4,387	510	8,774	737
Affiliate investments	—	—	141	1,307
Non-control/non-affiliate investments	3,366	1,469	8,209	4,334
Total dividend income	7,753	1,979	17,124	6,378
Other income:
Control investments	416	14,192	15,799	55,553
Non-control/non-affiliate investments	3,291	2,112	6,898	6,461
Total other income (Note 10)	3,707	16,304	22,697	62,014
Total Investment Income	170,716	202,215	552,490	649,402
Operating Expenses
Base management fee (Note 13)	35,578	39,218	111,253	117,594
Income incentive fee (Note 13)	4,207	17,390	33,519	61,332
Interest and credit facility expenses	36,151	39,841	113,890	120,478
Allocation of overhead from Prospect Administration (Note 13)	5,318	5,708	16,734	20,073
Audit, compliance and tax related fees	583	583	2,383	2,079
Directors’ fees	150	150	450	416
Other general and administrative expenses	5,240	4,950	14,464	10,516
Total Operating Expenses	87,227	107,840	292,693	332,488
Net Investment Income	83,489	94,375	259,797	316,914
Net Realized and Net Change in Unrealized Gains (Losses) from Investments
Net realized gains (losses)
Control investments	4	1,186	6,374	1,039
Non-control/non-affiliate investments	(63,184)	(70,949)	(216,577)	(278,168)
Net realized gains (losses)	(63,180)	(69,763)	(210,203)	(277,129)
Net change in unrealized gains (losses)
Control investments	(73,292)	125,827	(217,121)	8,592
Affiliate investments	2,481	(487)	4,483	2,101
Non-control/non-affiliate investments	(90,058)	(5,523)	(112,078)	183,012
Net change in unrealized gains (losses)	(160,869)	119,817	(324,716)	193,705
Net Realized and Net Change in Unrealized Gains (Losses) from Investments	(224,049)	50,054	(534,919)	(83,424)
Net realized gains (losses) on extinguishment of debt	644	(68)	1,128	(212)
Net Increase (Decrease) in Net Assets Resulting from Operations	(139,916)	144,361	(273,994)	233,278
Preferred Stock dividends	(26,698)	(24,812)	(80,083)	(72,033)
Net gain (loss) on redemptions of Preferred Stock	(1,586)	(925)	(188)	(46)
Gain (loss) on Accretion to Redemption Value of Preferred Stock	(3,131)	(4,733)	(13,128)	(4,733)
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stockholders	$(171,331)	$113,891	$(367,393)	$156,466
Basic and diluted earnings (loss) per common share (Note 11)
Basic	$(0.39)	$0.27	$(0.84)	$0.38
Diluted	$(0.39)	$0.20	$(0.84)	$0.33
Weighted-average shares of common stock outstanding (Note 11)
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Basic	443,431,518	414,461,972	436,278,887	410,571,037
Diluted	443,431,518	678,353,870	436,278,887	641,275,844
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS AND TEMPORARY EQUITY
(in thousands, except share and per share data)
(Unaudited)

	Preferred Stock Classified as Temporary Equity		Common Stock
Three Months Ended March 31, 2025	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributions in excess of earnings (1)	Total Net Assets
Balance as of December 31, 2024(1)	71,106,992	$1,630,514	438,851,578	$439	$4,267,636	$(828,039)	$3,440,036
Net Increase (Decrease) in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						83,489	83,489
Net realized losses						(67,253)	(67,253)
Net change in unrealized losses						(160,869)	(160,869)
Distributions to Shareholders(1)
Distributions from earnings (Note 16)						(86,664)	(86,664)
Capital Transactions
Issuance of preferred stock	1,210,850	27,344
Accretion of preferred stock to redemption value		3,131
Shares issued through reinvestment of dividends	41,276	987	1,688,856	1	7,006		7,007
Redemption of preferred stock	(62,508)	(1,563)
Conversion of preferred stock to common stock	(1,213,656)	(27,981)	6,803,944	7	29,611		29,618
Net increase (decrease) in preferred dividend accrual		(6)
Total increase (decrease) for the three months ended March 31, 2025	(24,038)	1,912	8,492,800	8	36,617	(231,297)	(194,672)
Balance as of March 31, 2025	71,082,954	$1,632,426	447,344,378	$447	$4,304,253	$(1,059,336)	$3,245,364

	Preferred Stock Classified as Temporary Equity		Common Stock
Three Months Ended March 31, 2024	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributions in excess of earnings (1)	Total Net Assets
Balance as of December 31, 2023(1)	65,944,753	$1,500,741	412,794,121	$413	$4,134,455	$(451,219)	$3,683,649
Net Increase (Decrease) in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						94,375	94,375
Net realized losses						(75,489)	(75,489)
Net change in unrealized gains						119,817	119,817
Distributions to Shareholders(1)
Distributions from earnings (Note 16)						(99,498)	(99,498)
Capital Transactions
Issuance of preferred stock	2,775,820	62,165
Accretion of preferred stock to redemption value		4,719
Shares issued through reinvestment of dividends	38,180	909	1,773,143	2	9,651		9,653
Conversion of preferred stock to common stock	(382,215)	(8,775)	1,583,622	1	9,711		9,712
Net increase (decrease) in preferred dividend accrual		5
Total increase (decrease) for the three months ended March 31, 2024	2,431,785	59,023	3,356,765	3	19,362	39,205	58,570
Balance as of March 31, 2024	68,376,538	$1,559,764	416,150,886	$416	$4,153,817	$(412,014)	$3,742,219
(1) Tax character of distributions is not yet finalized for the respective fiscal period and will not be finalized until we file our tax return for our tax year ending August 31, 2025 and August 31, 2024. See Note 2 and Note 12 within the accompanying notes to consolidated financial statements for further discussion on tax reclassification of net assets and tax basis components of dividends.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS AND TEMPORARY EQUITY
(in thousands, except share and per share data)
(Unaudited)

	Preferred Stock Classified as Temporary Equity		Common Stock
Nine Months Ended March 31, 2025	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributions in excess of earnings (1)	Total Net Assets
Balance as of June 30, 2024	69,466,127	$1,586,188	424,846,963	$425	$4,208,607	$(497,299)	$3,711,733
Net Increase (Decrease) in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						259,797	259,797
Net realized losses						(222,391)	(222,391)
Net change in unrealized losses						(324,716)	(324,716)
Distributions to Shareholders
Distributions from earnings (Note 16)						(282,961)	(282,961)
Capital Transactions
Issuance of preferred stock	5,004,345	111,274
Accretion of preferred stock to redemption value		13,128
Shares issued through reinvestment of dividends	122,866	2,933	5,395,401	5	24,639		24,644
Redemption of Preferred Stock	(84,468)	(2,112)
Conversion of preferred stock to common stock	(3,425,916)	(78,968)	17,102,014	17	79,241		79,258
Net increase (decrease) in preferred dividend accrual		(17)
Tax reclassifications of net assets (Note 12)					(8,234)	8,234	—
Total increase (decrease) for the nine months ended March 31, 2025	1,616,827	46,238	22,497,415	22	95,646	(562,037)	(466,369)
Balance as of March 31, 2025	71,082,954	$1,632,426	447,344,378	$447	$4,304,253	$(1,059,336)	$3,245,364

	Preferred Stock Classified as Temporary Equity		Common Stock
Nine Months Ended March 31, 2024	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributions in excess of earnings (1)	Total Net Assets
Balance as of June 30, 2023	62,102,009	$1,418,014	404,033,549	$404	$4,085,207	$(352,946)	$3,732,665
Net Increase (Decrease) in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						316,914	316,914
Net realized losses						(282,120)	(282,120)
Net change in unrealized gains						193,705	193,705
Distributions to Shareholders(1)
Distributions from earnings(Note 16)						(287,567)	(287,567)
Return of capital to common stockholders(Note 12)					(6,459)		(6,459)
Capital Transactions
Issuance of Preferred Stock	8,633,867	192,809
Accretion of preferred stock to redemption value		4,719
Repurchase of Preferred Stock	(711,497)	(17,155)
Shares issued through reinvestment of dividends	103,510	2,471	4,992,834	6	28,221		28,227
Conversion of preferred stock to common stock	(1,751,351)	(40,952)	7,124,503	6	46,848		46,854
Net increase (decrease) in preferred dividend accrual		(142)					—
Total increase (decrease) for the nine months ended March 31, 2024	6,274,529	141,750	12,117,337	12	68,610	(59,068)	9,554
Balance as of March 31, 2024	68,376,538	$1,559,764	416,150,886	$416	$4,153,817	$(412,014)	$3,742,219
(1) Tax character of distributions is not yet finalized for the respective fiscal period and will not be finalized until we file our tax return for our tax year ending August 31, 2025 and August 31, 2024. See Note 2 and Note 12 within the accompanying notes to consolidated financial statements for further discussion on tax reclassification of net assets and tax basis components of dividends.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Nine Months Ended March 31,
	2025	2024
Operating Activities
Net increase (decrease) in net assets resulting from operations	$(273,994)	$233,278
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains) losses on extinguishment of debt	(1,128)	212
Net realized losses on investments	210,203	277,129
Net change in unrealized losses (gains) on investments	324,716	(193,705)
Accretion of premiums, net	(6,703)	(4,155)
Amortization of deferred financing costs	6,717	5,610
Accretion of original issue discount	2,145	2,156
Payment-In-Kind interest	(72,869)	(102,812)
Structuring fees	(4,401)	(4,816)
Change in operating assets and liabilities:
Payments for purchases of investments	(544,469)	(414,688)
Proceeds from sale of investments and collection of investment principal	856,557	298,586
Net Reductions to Subordinated Structured Notes and related investment cost	53,845	62,680
(Increase) decrease in interest receivable, net	10,760	(7,951)
(Increase) decrease in due from broker	19	617
(Increase) decrease in other receivables	(819)	(118)
(Increase) decrease in due from Affiliate	24	(172)
(Increase) decrease in prepaid expenses	(414)	561
Increase (decrease) in due to broker	(8,524)	8,810
Increase (decrease) in due to Prospect Administration	(2,624)	1,259
Increase (decrease) in due to Prospect Capital Management	(18,843)	(5,043)
Increase (decrease) in accrued expenses	83	(1,639)
Increase (decrease) in interest payable	415	(2,057)
Increase (decrease) in due to Affiliate	—	(161)
Increase (decrease) in other liabilities	107	(1,358)
Net Cash Provided by (Used in) Operating Activities	530,803	152,223
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	1,442,300	875,300
Principal payments under Revolving Credit Facility (Note 4)	(1,777,133)	(983,627)
Redemptions of Convertible Notes (Note 5)	(156,168)	—
Redemptions of Public Notes (Note 6)	—	(81,240)
Repurchase of Public Notes (Note 6)	(55,595)	—
Issuances of Prospect Capital InterNotes® (Note 7)	145,859	94,165
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(6,989)	(9,317)
Financing costs paid and deferred	(2,971)	(1,940)
Proceeds from issuance of preferred stock, net of underwriting costs	113,702	196,330
Offering costs from issuance of preferred stock	(2,428)	(3,521)
Repurchase of Preferred Stock	—	(11,301)
Redemptions of Preferred Stock	(2,015)	—
Dividends paid and distributions to common and preferred stockholders	(260,739)	(269,238)
Net Cash Provided by (Used in) Financing Activities	(562,177)	(194,389)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(31,374)	(42,166)
Cash, Cash Equivalents and Restricted Cash at beginning of period	85,872	95,646
Cash, Cash Equivalents and Restricted Cash at End of Period	$54,498	$53,480
Supplemental Disclosures
Cash paid for interest	$104,613	$114,769
Non-Cash Financing Activities
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

Value of shares issued through reinvestment of dividends	27,577	30,698
Conversion of preferred stock to common stock	78,968	40,952
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF March 31, 2025 (Unaudited)
(in thousands, except share data)

							March 31, 2025
Portfolio Company	Industry(43)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(37)

Belnick, LLC (d/b/a The Ubique Group) (41)	Household Durables	First Lien Term Loan	1/20/2022	13.06% (3M SOFR + 8.50%)	4.00	1/20/2027	$82,112	$82,112	$70,206	2.2%	(8)
								82,112	70,206	2.2%
CP Energy Services Inc. (18)	Energy Equipment & Services	First Lien Delayed Draw Term Loan - $10,000 Commitment	12/24/2024	13.56% (3M SOFR + 9.00%)	1.00	4/4/2027	6,100	6,100	5,135	0.2%	(8)(13)
		First Lien Term Loan	10/1/2017	13.56% (3M SOFR + 9.00%)	1.00	4/4/2027	63,003	63,003	53,036	1.6%	(8)
		First Lien Term Loan	4/5/2022	13.56% (3M SOFR + 9.00%)	1.00	4/4/2027	8,191	8,191	6,895	0.2%	(8)
		First Lien Term Loan	1/6/2023	13.56% (3M SOFR + 9.00%)	1.00	4/4/2027	16,223	16,223	13,656	0.4%	(8)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	12.56% PIK (3M SOFR + 8.00%)	1.00	12/31/2025	45,508	45,508	34,878	1.1%	(8)(36)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	12.56% (3M SOFR + 8.00%)	1.00	12/31/2025	4,569	4,569	3,967	0.1%	(8)
		Incremental First Lien Term Loan A to Spartan Energy Services, LLC - $3,400 Commitment	3/25/2025	12.56% (3M SOFR+ 8.00%)	1.00	12/31/2025		—	—	—%	(8)(13)
		Series A Preferred Units to Spartan Energy Holdings, Inc. (10,000 shares)	9/25/2020	15.00%		N/A		26,193	—	—%	(14)
		Series B Redeemable Preferred Stock (790 shares)	10/30/2015	16.00%		N/A		63,225	—	—%	(14)
		Common Stock (102,924 shares)	8/2/2013			N/A		86,240	—	—%	(14)
								319,252	117,567	3.6%
Credit Central Loan Company, LLC (19)	Consumer Finance	First Lien Term Loan	12/28/2012	5.00% plus 5.00% PIK	—	9/15/2027	88,325	88,325	78,619	2.4%	(12)(36)
		Class A Units (14,867,312 units)	12/28/2012			N/A		19,331	—	—%	(12)(14)
		Preferred Class P Shares (14,518,187 units)	7/1/2022	12.75% PIK		N/A		11,520	—	—%	(12)(14)
		Net Revenues Interest (25% of Net Revenues)	1/28/2015			N/A		—	—	—%	(12)(14)
								119,176	78,619	2.4%
Echelon Transportation, LLC	Trading Companies & Distributors	First Lien Term Loan	3/31/2014	6.00%	—	12/7/2026	54,739	54,739	54,739	1.7%
		Membership Interest (100%)	3/31/2014			N/A		22,738	—	—%	(14)
		Preferred Units (47,074,638 shares)	1/31/2022	12.75%		N/A		32,843	7,944	0.2%	(14)
								110,320	62,683	1.9%
First Tower Finance Company LLC (21)	Consumer Finance	First Lien Term Loan to First Tower, LLC	6/24/2014	10.00% plus 5.00% PIK	—	12/18/2027	434,585	434,585	434,585	13.4%	(12)(36)
		Class A Units (95,709,910 units)	6/14/2012			N/A		31,146	275,261	8.5%	(12)(14)
								465,731	709,846	21.9%
Freedom Marine Solutions, LLC (22)	Marine Transport	Membership Interest (100%)	11/9/2006			N/A		47,116	12,097	0.4%	(14)
								47,116	12,097	0.4%
InterDent, Inc.	Health Care Providers & Services	First Lien Delayed Draw Term Loan B - $15,000 Commitment	9/30/2024	5.00% plus 7.00% PIK	—	9/5/2027	9,160	9,160	9,160	0.3%	(13)(36)
		First Lien Term Loan A/B	8/1/2018	19.09% (1M SOFR + 14.65%)	2.00	9/5/2027	14,249	14,249	14,249	0.4%	(3)(8)
		First Lien Term Loan A	8/3/2012	9.94% (1M SOFR + 5.50%)	1.00	9/5/2027	95,823	95,823	95,823	3.0%	(3)(8)
		First Lien Term Loan B	8/3/2012	5.00% plus 7.00% PIK	—	9/5/2027	217,630	217,630	217,630	6.7%	(36)
		Common Stock ( 99,900 shares)	5/3/2019			N/A		45,118	30,190	0.9%	(14)
								381,980	367,052	11.3%
Kickapoo Ranch Pet Resort	Diversified Consumer Services	First Lien Term Loan	1/11/2024	11.80% (3M SOFR + 7.50%)	3.00	1/10/2029	1,050	1,050	1,050	—%	(8)
		Membership Interest (100%)	8/26/2019			N/A		2,378	3,803	0.1%	(14)
								3,428	4,853	0.1%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF March 31, 2025 (Continued) (Unaudited)
(in thousands, except share data)

							March 31, 2025
Portfolio Company	Industry(43)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(37)

MITY, Inc. (23)	Commercial Services & Supplies	First Lien Term Loan A	9/19/2013	13.58% (3M SOFR + 9.02%)	3.00	11/30/2027	$49,439	$49,439	$49,439	1.4%	(3)(8)
		First Lien Term Loan B	6/23/2014	11.56% (3M SOFR + 7.00%) plus 10.00% PIK	3.00	11/30/2027	8,274	8,274	8,274	0.3%	(8)(36)
		Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%	—	1/1/2028	5,151	7,200	5,151	0.2%	(12)
		Common Stock (42,053 shares)	9/19/2013			N/A		27,349	30,900	1.0%	(14)
								92,262	93,764	2.9%
National Property REIT Corp. (24)	Residential Real Estate Investment Trusts (REITs) / Consumer Finance / Structured Finance	First Lien Term Loan A	12/31/2018	4.25% (3M SOFR + 0.25%) plus 2.00% PIK	3.75	3/31/2026	659,972	659,972	659,972	20.4%	(8)(36)(33)
		First Lien Term Loan C	10/31/2019	14.56% (3M SOFR + 10.00%) plus 2.25% PIK	1.00	3/31/2026	53,000	53,000	53,000	1.6%	(8)(36)
		First Lien Term Loan D	6/19/2020	4.25% (3M SOFR + 0.25%) plus 2.00% PIK	3.75	3/31/2026	183,425	183,425	183,425	5.7%	(8)(36)(33)
		First Lien Term Loan E	11/14/2022	7.00% (3M SOFR + 1.50%) plus 7.00% PIK	5.50	3/31/2026	52,652	52,652	52,652	1.6%	(8)(36)
		Residual Profit Interest	12/31/2018			N/A		—	36,696	1.1%	(33)
		Common Stock (3,374,914 shares)	12/31/2013			N/A		20,030	442,862	13.6%	(14)(40)
								969,079	1,428,607	44.0%
Nationwide Loan Company LLC (25)	Consumer Finance	First Lien Delayed Draw Term Loan A - $7,350 Commitment	5/15/2024	10.00%	—	5/15/2029	5,717	5,717	5,717	0.2%	(12)(13)
		First Lien Delayed Draw Term Loan B - $8,000Commitment	12/23/2024	10.00%	—	5/15/2029	4,000	4,000	4,000	0.1%	(12)(13)
		First Lien Term Loan	6/18/2014	10.00%	—	5/15/2029	29,083	29,083	29,083	0.9%	(12)
		Class A Units (38,550,460 units)	1/31/2013			N/A		20,846	1,264	—%	(12)(14)
								59,646	40,064	1.2%
NMMB, Inc. (26)	Media	First Lien Term Loan	12/30/2019	13.06% (3M SOFR + 8.50%)	2.00	3/31/2027	29,723	29,723	29,723	0.9%	(3)(8)
		Common Stock (21,418 shares)	12/30/2019			N/A		—	51,414	1.6%	(14)
								29,723	81,137	2.5%
Pacific World Corporation (34)	Personal Care Products	First Lien Term Loan A	12/31/2014	8.57% PIK (1M SOFR + 4.25%)	1.00	3/26/2029	112,301	112,301	105,523	3.3%	(8)(36)
		Convertible Preferred Equity (665,233 shares)	6/15/2018	12.00% PIK		N/A		221,795	—	—%	(14)
		Common Stock (6,778,414 shares)	9/29/2017			N/A		—	—	—%	(14)
								334,096	105,523	3.3%
R-V Industries, Inc.	Machinery	First Lien Term Loan	12/15/2020	13.56% (3M SOFR + 9.00%)	1.00	12/15/2028	37,322	37,322	37,322	1.2%	(3)(8)
		First Lien Term Loan	12/20/2024	7.80% (3M SOFR + 3.50%)	4.00	47102	10,000	10,000	10,000	0.3%	(3)(8)
		Common Stock (745,107 shares)	6/26/2007			N/A		6,866	58,513	1.8%
								54,188	105,835	3.3%
Universal Turbine Parts, LLC (32)	Aerospace & Defense	First Lien Delayed Draw Term Loan - $6,965 Commitment	2/28/2019	12.31% (3M SOFR + 7.75%)	1.00	2/29/2028	5,517	5,517	5,517	0.2%	(8)(13)
		First Lien Term Loan A	7/22/2016	10.31% (3M SOFR + 5.75%)	1.00	2/29/2028	29,575	29,575	29,575	0.9%	(3)(8)
		First Lien Term Loan A	1/21/2025	12.31% (3M SOFR+ 7.75%)	2.50	2/29/2028	4,000	4,000	4,000	0.1%	(3)(8)
		First Lien Term Loan A	2/28/2025	12.31% (3M SOFR+ 7.75%)	2.50	2/29/2028	14,988	14,988	14,988	0.5%	(3)(8)
		Preferred Units (78,463,993 units)	3/31/2021	12.75% PIK		N/A		32,500	36,515	1.1%	(14)
		Common Stock (10,000 units)	12/10/2018			N/A		—	—	—%	(14)
								86,580	90,595	2.8%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF March 31, 2025 (Continued) (Unaudited)
(in thousands, except share data)

							March 31, 2025
Portfolio Company	Industry(43)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(37)

USES Corp. (28)	Commercial Services & Supplies	First Lien Term Loan	12/30/2020	13.58% (1M SOFR + 9.00%)	1.00	8/15/2026	$2,000	$2,000	$1,946	0.1%	(8)
		First Lien Equipment Term Loan	8/3/2022	13.58% (1M SOFR + 9.00%)	1.00	8/15/2026	20,208	20,208	19,664	0.6%	(8)(36)
		First Lien Term Loan A	3/31/2014	9.00% PIK	—	8/15/2026	77,528	30,651	—	—%	(7)
		First Lien Term Loan B	3/31/2014	15.50% PIK	—	8/15/2026	139,223	35,568	—	—%	(7)
		Common Stock (268,962 shares)	6/15/2016			N/A		—	—	—%	(14)
								88,427	21,610	0.7%
Valley Electric Company, Inc. (29)	Construction & Engineering	First Lien Term Loan to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	9.56% (3M SOFR + 5.00%) plus 2.50% PIK	3.00	6/30/2026	10,452	10,452	10,452	0.3%	(3)(8)(36)
		First Lien Term Loan	6/24/2014	8.00% plus 10.00% PIK	—	4/30/2028	38,630	38,630	38,630	1.2%	(3)(36)
		First Lien Term Loan B	3/28/2022	7.00% plus 5.50% PIK	—	4/30/2028	34,777	34,777	34,777	1.1%	(3)(36)
		Consolidated Revenue Interest (2.00%)	6/22/2018			N/A		—	1,515	—%	(10)
		Common Stock (50,000 shares)	12/31/2012			N/A		12,053	226,729	7.0%	(14)
								95,912	312,103	9.6%
Total Control Investments								$3,339,028	$3,702,161	114.1%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF March 31, 2025 (Continued) (Unaudited)
(in thousands, except share data)

							March 31, 2025
Portfolio Company	Industry(43)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Affiliate Investments (5.00% to 25.00% voting control)(38)

Nixon, Inc. (30)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)	5/12/2017			N/A		$—	$—	—%	(14)
								—	—	—%
RGIS Services, LLC	Commercial Services & Supplies	Membership Interest (8.00%)	6/25/2020			N/A		11,735	22,693	0.7%
								11,735	22,693	0.7%
Total Affiliate Investments								$11,735	$22,693	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF March 31, 2025 (Continued) (Unaudited)
(in thousands, except share data)

							March 31, 2025
Portfolio Company	Industry(43)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan	9/21/2018	12.19% (1M SOFR + 7.75%)	—	10/1/2026	$32,133	$32,073	$29,942	0.9%	(8)
								32,073	29,942	0.9%
Apidos CLO XI	Structured Finance	Subordinated Structured Note	12/6/2012	Residual Interest, current yield 6.95%	—	4/17/2034	67,783	37,795	29,332	0.9%	(5)(12)
								37,795	29,332	0.9%
Apidos CLO XII	Structured Finance	Subordinated Structured Note	3/15/2013	Residual Interest, current yield 0.00%	—	4/15/2031	52,202	19,010	14,524	0.4%	(5)(12)(15)
								19,010	14,524	0.4%
Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	Residual Interest, current yield 0.00%	—	4/21/2031	48,515	17,384	12,388	0.4%	(5)(12)(15)
								17,384	12,388	0.4%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	Residual Interest, current yield 0.00%	—	4/21/2031	35,855	17,649	13,050	0.4%	(5)(12)(15)
								17,649	13,050	0.4%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	First Lien Term Loan	2/21/2013	13.30% (3M SOFR + 8.75%)	2.00	5/15/2026	57,573	57,573	57,573	1.8%	(3)(8)
								57,573	57,573	1.8%
Aventiv Technologies, LLC	Diversified Telecommunication Services	Second Out Super Priority First Lien Term Loan	12/23/2024	14.56% (3M SOFR + 10.00%)	1.00	12/24/2025	3,053	2,951	3,053	0.1%	(8)(36)(44)
		Second Out Super Priority First Lien Term Loan	4/2/2024	12.06% (3M SOFR + 7.50%)	1.00	7/31/2025	702	702	702	—%	(8)(36)(44)
		Third Out Super Priority First Lien Term Loan	3/28/2024	9.65% (3M SOFR + 5.09%)	1.00	7/31/2025	26,784	25,392	19,339	0.6%	(8)(36)(42)(44)
		Super Priority Second Lien Term Loan	3/28/2024	13.61% (3M SOFR + 9.05%)	1.00	11/1/2025	142,826	59,070	7,141	0.2%	(7)(8)
								88,115	30,235	0.9%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	Residual Interest, current yield 0.00%	—	7/20/2029	82,809	4,733	3,403	0.1%	(5)(12)(15)
								4,733	3,403	0.1%
Barracuda Parent, LLC	IT Services	Second Lien Term Loan	8/15/2022	11.29% (3M SOFR + 7.00%)	0.50	8/15/2030	20,000	19,600	17,151	0.5%	(8)
								19,600	17,151	0.5%
BCPE North Star US Holdco 2, Inc.	Food Products	Second Lien Term Loan	6/7/2021	11.69% (1M SOFR + 7.25%)	0.75	6/11/2029	100,000	99,543	97,588	3.0%	(3)(8)
								99,543	97,588	3.0%
BCPE Osprey Buyer, Inc.	Health Care Technology	First Lien Revolving Line of Credit - $4,239 Commitment	10/18/2021	10.19% (1M SOFR + 5.75%)	0.75	8/21/2026	3,909	3,909	3,909	0.2%	(8)(13)(46)
		First Lien Delayed Draw Term Loan - $4,691 Commitment	10/18/2021	10.19% (1M SOFR + 5.75%)	0.75	8/23/2028	4,633	4,596	4,633	0.1%	(3)(8)(13)
		First Lien Term Loan	10/18/2021	10.32% (3M SOFR + 5.75%)	0.75	8/23/2028	62,888	62,888	62,888	1.9%	(3)(8)
								71,393	71,430	2.2%
Burgess Point Purchaser Corporation	Automobile Components	Second Lien Term Loan	7/25/2022	13.39% (3M SOFR + 9.00%)	0.75	7/25/2030	30,000	30,000	27,005	0.8%	(3)(8)
								30,000	27,005	0.8%
California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note	4/19/2012	Residual Interest, current yield 0.00%	—	7/16/2032	58,915	22,516	16,967	0.5%	(5)(12)(15)
								22,516	16,967	0.5%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan	11/12/2020	12.92% (1M SOFR + 8.50%)	1.00	11/13/2030	8,500	8,356	8,500	0.3%	(3)(8)
								8,356	8,500	0.3%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 0.00%	—	4/30/2031	24,870	3,338	2,529	0.1%	(5)(12)(15)
								3,338	2,529	0.1%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note	4/7/2017	Residual Interest, current yield 0.00%	—	7/15/2030	25,534	5,895	4,537	0.1%	(5)(12)(15)
								5,895	4,537	0.1%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF March 31, 2025 (Continued) (Unaudited)
(in thousands, except share data)

							March 31, 2025
Portfolio Company	Industry(43)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	8/9/2016	Residual Interest, current yield 3.68%	—	7/20/2034	$32,200	$30,196	$20,726	0.6%	(5)(12)
								30,196	20,726	0.6%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield 0.00%	—	7/29/2030	49,552	—	112	—%	(5)(12)(15)
								—	112	—%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note	8/2/2013	Residual Interest, current yield 0.00%	—	4/24/2031	44,100	6,867	5,247	0.2%	(5)(12)(15)
								6,867	5,247	0.2%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note	10/22/2013	Residual Interest, current yield 0.00%	—	4/28/2031	45,500	15,490	11,816	0.4%	(5)(12)(15)
								15,490	11,816	0.4%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note	8/5/2014	Residual Interest, current yield 12.01%	—	1/17/2035	50,143	36,373	27,316	0.8%	(5)(12)
								36,373	27,316	0.8%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note	12/9/2016	Residual Interest, current yield 6.03%	—	10/21/2031	34,000	29,420	24,658	0.8%	(5)(12)
								29,420	24,658	0.8%
Collections Acquisition Company, Inc.	Financial Services	First Lien Term Loan	12/3/2019	12.21% (3M SOFR + 7.65%)	2.50	6/3/2027	44,653	44,653	44,653	1.4%	(3)(8)
								44,653	44,653	1.4%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note	12/18/2013	Residual Interest, current yield 3.96%	—	1/25/2035	48,978	29,706	20,083	0.6%	(5)(12)
								29,706	20,083	0.6%
Credit.com Holdings, LLC	Diversified Consumer Services	First Lien Term Loan A	9/28/2023	15.56% (3M SOFR + 11.00%)	1.50	9/28/2028	37,489	37,489	35,163	1.1%	(8)(36)
		First Lien Term Loan B	9/28/2023	16.56% (3M SOFR + 12.00%)	1.50	9/28/2028	64,690	62,114	4,013	0.1%	(7)(8)(36)
		Class B of PGX TopCo II LLC (999 Non-Voting Units)	9/28/2023			N/A		—	—	—%	(14)
								99,603	39,176	1.2%
Discovery Point Retreat, LLC (6)	Health Care Providers & Services	First Lien Term Loan	6/14/2024	12.31% (3M SOFR + 7.75%)	3.25	6/14/2029	16,809	16,809	16,809	0.6%	(3)(8)
		Series A Preferred Stock of Discovery MSO HoldCo LLC - 8,243 Units	6/14/2024	8.00% PIK		N/A		7,950	10,918	0.3%	(14)
								24,759	27,727	0.9%
DRI Holding Inc.	Commercial Services & Supplies	First Lien Term Loan	12/21/2021	9.67% (1M SOFR + 5.25%)	0.50	12/21/2028	33,389	32,628	33,389	1.0%	(3)(8)
		Second Lien Term Loan	12/21/2021	12.42% (1M SOFR + 8.00%)	0.50	12/21/2029	145,000	145,000	145,000	4.5%	(3)(8)
								177,628	178,389	5.5%
Druid City Infusion, LLC	Pharmaceuticals	First Lien Term Loan	9/30/2024	11.80% (3M SOFR + 7.50%)	3.00	10/4/2029	49,755	49,755	49,755	1.5%	(3)(8)
		First Lien Convertible Note to Druid City Intermediate, Inc.	9/30/2024	6.00% plus 2.00% PIK	—	10/4/2033	19,138	19,138	21,183	0.7%	(3)(36)
								68,893	70,938	2.2%
Dukes Root Control Inc.	Commercial Services & Supplies	First Lien Revolving Line of Credit - $4,464 Commitment	12/8/2022	10.96% (3M SOFR + 6.50%)	1.00	12/8/2028	2,125	2,155	2,125	0.1%	(8)(13)(46)
		First Lien Delayed Draw Term Loan - $8,929 Commitment	12/8/2022	10.95% (3M SOFR + 6.50%)	1.00	12/8/2028	3,214	3,204	3,214	0.1%	(8)(13)(46)
		First Lien Term Loan	12/8/2022	10.96% (3M SOFR + 6.50%)	1.00	12/8/2028	35,783	36,023	35,783	1.1%	(3)(8)
								41,382	41,122	1.3%
Easy Gardener Products, Inc.	Household Durables	Class A Units of EZG Holdings, LLC (200 units)	6/11/2020			N/A		313	—	—%	(14)
		Class B Units of EZG Holdings, LLC (12,525 units)	6/11/2020			N/A		1,688	—	—%	(14)
								2,001	—	—%
Emerge Intermediate, Inc. (45)	Pharmaceuticals	First Lien Term Loan	2/26/2024	6.00% plus 4.50% PIK	—	8/31/2027	56,797	56,797	53,957	1.7%	(3)(36)
								56,797	53,957	1.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF March 31, 2025 (Continued) (Unaudited)
(in thousands, except share data)

							March 31, 2025
Portfolio Company	Industry(43)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Enseo Acquisition, Inc.	Media	First Lien Term Loan	6/2/2021	13.06% (3M SOFR + 8.50%)	2.00	12/31/2027	$49,779	$49,779	$49,779	1.5%	(3)(8)
								49,779	49,779	1.5%
Eze Castle Integration, Inc.	Software	First Lien Delayed Draw Term Loan - $8,036 Commitment	7/15/2020	11.95% (3M SOFR + 7.50%)	3.00	1/15/2027	2,572	2,557	2,572	0.1%	(8)(13)(46)
		First Lien Term Loan	7/15/2020	11.94% (3M SOFR + 7.50%)	3.00	1/15/2027	46,045	46,045	46,045	1.4%	(3)(8)
								48,602	48,617	1.5%
Faraday Buyer, LLC	Electrical Equipment	First Lien Delayed Draw Term Loan - $6,540 - Commitment	10/11/2022	10.29% (3M SOFR + 6.00%)	1.00	10/11/2028	—	—	—	—%	(8)(13)
		First Lien Term Loan	10/11/2022	10.30% (3M SOFR + 6.00%)	1.00	10/11/2028	61,523	61,523	61,523	1.9%	(3)(8)
								61,523	61,523	1.9%
First Brands Group	Automobile Components	First Lien Term Loan	3/24/2021	9.55% ( 3M SOFR + 5.00%)	1.00	3/30/2027	21,898	21,946	20,400	0.7%	(3)(8)(42)
		Second Lien Term Loan	3/24/2021	13.05% (3M SOFR + 8.50%)	1.00	3/30/2028	37,000	36,980	33,893	1.0%	(3)(8)
								58,926	54,293	1.7%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 0.00%	—	10/15/2030	50,525	11,794	8,625	0.3%	(5)(12)(15)
								11,794	8,625	0.3%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 0.00%	—	5/16/2031	24,575	5,478	4,034	0.1%	(5)(12)(15)
								5,478	4,034	0.1%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 0.00%	—	7/15/2031	39,905	9,276	6,898	0.2%	(5)(12)(15)
								9,276	6,898	0.2%
Global Tel*Link Corporation (d./b/a ViaPath Technologies)	Diversified Telecommunication Services	First Lien Term Loan	8/6/2024	11.82% (1M SOFR + 7.50%)	3.00	8/6/2029	126,365	121,962	126,207	3.9%	(3)(8)(42)
								121,962	126,207	3.9%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield 0.00%	—	4/28/2025	41,164	1	1	—%	(5)(12)(15)
								1	1	—%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield 0.00%	—	10/18/2027	39,598	20	18	—%	(5)(12)(15)
								20	18	—%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 0.00%	—	7/18/2031	19,025	1,216	816	—%	(5)(12)(15)
								1,216	816	—%
Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	Software	Second Lien Term Loan	11/14/2019	11.14% (3M SOFR + 6.75%)	0.75	11/19/2027	52,500	52,446	48,342	1.5%	(3)(8)
								52,446	48,342	1.5%
Imperative Worldwide, LLC (f/k/a MAGNATE WORLDWIDE, LLC)	Air Freight & Logistics	First Lien Term Loan	3/11/2022	9.95% (3M SOFR + 5.50%)	0.75	12/30/2028	37,364	37,242	37,364	1.2%	(3)(8)
		Second Lien Term Loan	12/30/2021	12.95% (3M SOFR + 8.50%)	0.75	12/30/2029	95,000	95,000	95,000	2.9%	(3)(8)
								132,242	132,364	4.1%
Interventional Management Services, LLC	Health Care Providers & Services	First Lien Revolving Line of Credit - $5,000 Commitment	2/22/2021	13.55% (3M SOFR + 9.00%)	1.00	2/23/2026	5,000	5,000	4,993	0.1%	(8)(13)
		First Lien Term Loan	2/22/2021	13.55% (3M SOFR + 9.00%)	1.00	2/20/2026	64,508	64,508	64,410	2.0%	(3)(8)
								69,508	69,403	2.1%
iQor Holdings, Inc.	Professional Services	First Lien Term Loan	6/11/2024	12.06% (3M SOFR + 7.50%)	2.50	6/11/2029	49,063	49,063	49,063	1.6%	(3)(8)
		Common Stock of Bloom Parent, Inc. (10,450 units)	6/11/2024			N/A		10,450	14,411	0.4%	(14)
								59,513	63,474	2.0%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF March 31, 2025 (Continued) (Unaudited)
(in thousands, except share data)

							March 31, 2025
Portfolio Company	Industry(43)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Japs-Olson Company, LLC (31)	Commercial Services & Supplies	First Lien Term Loan	5/25/2023	11.05% (3M SOFR + 6.75%)	2.00	5/25/2028	$56,392	$56,392	$56,392	1.7%	(3)(8)
								56,392	56,392	1.7%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	6/26/2015	Residual Interest, current yield 0.00%	—	10/20/2031	23,594	5,886	4,661	0.1%	(5)(12)(15)
								5,886	4,661	0.1%
Julie Lindsey, Inc.	Textiles, Apparel & Luxury Goods	First Lien Revolving Line of Credit - $2,000 Commitment	7/27/2023	10.30% (3M SOFR + 6.00%)	4.00	7/27/2027	—	—	—	—%	(8)(13)
		First Lien Term Loan	7/27/2023	10.30% (3M SOFR + 6.00%)	4.00	7/27/2028	19,300	19,300	19,300	0.6%	(3)(8)
								19,300	19,300	0.6%
K&N HoldCo, LLC	Automobile Components	Class A Common Units (137,215 units)	2/14/2023			N/A		25,802	586	—%	(14)
								25,802	586	—%
KM2 Solutions LLC	Professional Services	First Lien Term Loan	12/17/2020	14.05% (3M SOFR + 9.60%)	3.00	12/17/2025	17,742	17,742	17,742	0.5%	(3)(8)
								17,742	17,742	0.5%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 0.00%	—	7/21/2031	49,934	—	—	—%	(5)(12)(15)
								—	—	—%
LGC US FINCO, LLC	Machinery	First Lien Term Loan	1/17/2020	10.94% (1M SOFR + 6.50%)	1.00	12/20/2025	28,747	28,628	28,682	0.9%	(3)(8)
								28,628	28,682	0.9%
Lucky US BuyerCo LLC	Financial Services	First Lien Revolving Line of Credit - $2,775 Commitment	4/3/2023	11.80% (3M SOFR + 7.50%)	1.00	4/1/2029	2,054	2,054	2,054	—%	(8)(13)(46)
		First Lien Term Loan	4/3/2023	11.80% (3M SOFR + 7.50%)	1.00	4/1/2029	21,294	21,294	21,294	0.7%	(3)(8)
								23,348	23,348	0.7%
MAC Discount, LLC	Distributors	First Lien Term Loan	5/11/2023	13.05% (3M SOFR + 8.50%)	1.50	5/11/2028	31,330	31,107	31,330	1.0%	(3)(8)
		Class A Senior Preferred Stock of MAC Discount Investments, LLC (1,500,000 shares)	5/11/2023	12.00%		N/A		1,500	1,450	—%	(14)
								32,607	32,780	1.0%
Medical Solutions Holdings, Inc. (4)	Health Care Providers & Services	Second Lien Term Loan	11/1/2021	11.39% (3M SOFR + 7.00%)	0.50	11/1/2029	54,463	54,437	35,946	1.1%	(8)
								54,437	35,946	1.1%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note	4/17/2013	Residual Interest, current yield 0.00%	—	10/15/2030	43,650	2,366	1,739	0.1%	(5)(12)(15)
								2,366	1,739	0.1%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 0.00%	—	7/15/2031	47,830	268	223	—%	(5)(12)(15)
								268	223	—%
Nexus Buyer LLC	Capital Markets	Second Lien Term Loan	11/5/2021	10.67% (1M SOFR + 6.25%)	0.50	11/5/2029	21,500	21,500	21,500	0.7%	(3)(8)(42)
								21,500	21,500	0.7%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 0.00%	—	7/19/2030	42,064	12,032	9,034	0.3%	(5)(12)(15)
								12,032	9,034	0.3%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note	8/12/2015	Residual Interest, current yield 0.00%	—	4/16/2031	46,016	3,559	2,842	0.1%	(5)(12)(15)
								3,559	2,842	0.1%
OneTouchPoint Corp	Commercial Services & Supplies	First Lien Term Loan	2/19/2021	12.55% (3M SOFR + 8.00%)	1.00	2/19/2026	34,040	34,040	33,846	1.0%	(3)(8)
								34,040	33,846	1.0%
PeopleConnect Holdings, Inc (9)	Interactive Media & Services	First Lien Term Loan	1/22/2020	12.70% (3M SOFR + 8.25%)	2.75	1/22/2026	99,143	99,143	99,143	3.1%	(3)(8)
								99,143	99,143	3.1%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF March 31, 2025 (Continued) (Unaudited)
(in thousands, except share data)

							March 31, 2025
Portfolio Company	Industry(43)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

PlayPower, Inc.	Leisure Products	First Lien Revolving Line of Credit - $2,626 Commitment	8/28/2024	9.30% (3M SOFR + 5.00%)	0.75	8/28/2030	$—	$—	$—	—%	(8)(13)
		First Lien Term Loan	8/28/2024	9.30% ( 3M SOFR + 5.00%)	0.75	8/28/2030	17,287	17,004	17,221	0.5%	(3)(8)
								17,004	17,221	0.5%
Precisely Software Incorporated	Software	Second Lien Term Loan	4/23/2021	11.80% (3M SOFR + 7.25%)	0.75	4/23/2029	80,000	79,533	77,800	2.4%	(3)(8)
								79,533	77,800	2.4%
Preventics, Inc. (d/b/a Legere Pharmaceuticals)	Personal Care Products	First Lien Term Loan	11/12/2021	15.06% (3M SOFR + 10.50%)	1.00	11/12/2026	8,813	8,813	8,813	0.3%	(3)(8)
		Series A Convertible Preferred Stock (320 units)	11/12/2021	8.00%		N/A		127	353	—%	(14)
		Series C Convertible Preferred Stock (3,575 units)	11/12/2021	8.00%		N/A		1,419	3,954	0.1%	(14)
								10,359	13,120	0.4%
Recovery Solutions Parent, LLC	Health Care Providers & Services	First Lien Term Loan	1/27/2025	11.80% (3M SOFR + 7.50%)	2.00	1/27/2030	31,263	17,911	31,263	1.0%	(8)(36)
		Membership Interest (13.95%)	1/27/2025			N/A		17,782	32,852	1.0%	(14)
								35,693	64,115	2.0%
Redstone Holdco 2 LP (20)	IT Services	Second Lien Term Loan	4/16/2021	12.30% (3M SOFR + 7.75%)	0.75	4/27/2029	50,000	49,542	27,912	0.9%	(8)
								49,542	27,912	0.9%
Research Now Group, LLC and Dynata, LLC	Professional Services	First Lien First Out Term Loan	7/15/2024	9.58% (3M SOFR + 5.00%)	1.00	7/15/2028	363	356	360	—%	(8)
		First Lien Second Out Term Loan	7/15/2024	10.08% (3M SOFR + 5.50%)	1.00	10/15/2028	8,015	8,015	7,330	0.2%	(8)(44)
		Common Stock of New Insight Holdings, Inc. - 210,781 Shares	7/15/2024			N/A		3,329	3,170	0.1%	(14)
		Warrants (to purchase 285,714 shares of Common Stock of New Insight Holdings, Inc.)	7/15/2024			7/15/2029		—	—	—%	(14)
								11,700	10,860	0.3%
Rising Tide Holdings, Inc.	Specialty Retail	First Lien First Out Term Loan	9/25/2024	15.00% PIK	—	6/13/2028	2,277	2,277	2,277	0.1%	(36)
		First Lien Second Out Term Loan	9/25/2024	12.00% PIK	—	6/13/2028	6,018	5,635	3,551	0.1%	(36)(44)
		Class A Common Units of Marine One Holdco, LLC (345,600 units)	9/12/2023			N/A		23,898	—	—%	(14)
		Warrants (to purchase 3,456,000 Class A Common Units of Marine One Holdco, LLC)	9/25/2024			9/25/2044		—	—	—%	(14)
		Warrants (to purchase 50,456 Class A Common Units of Marine One Holdco, LLC)	9/12/2023			9/12/2028		—	—	—%	(14)
								31,810	5,828	0.2%
The RK Logistics Group, Inc.	Commercial Services & Supplies	First Lien Term Loan	3/24/2022	15.06% (3M SOFR + 10.50%)	1.00	12/18/2028	5,642	5,642	5,642	0.2%	(3)(8)
		First Lien Term Loan	12/19/2023	12.06% (3M SOFR + 7.50%)	4.00	12/18/2028	33,341	33,341	32,962	1.0%	(3)(8)
		Class A Common Units (263,000 units)	3/24/2022			N/A		263	1,600	—%	(14)
		Class B Common Units (1,435,000 units)	3/24/2022			N/A		2,487	8,736	0.3%	(14)
		Class C Common Units (450,000 units)	6/28/2024			N/A		2,250	2,739	0.1%
								43,983	51,679	1.6%
RME Group Holding Company	Media	First Lien Term Loan A	5/4/2017	10.05% (3M SOFR + 5.50%)	1.00	5/6/2025	19,062	19,062	19,062	0.6%	(3)(8)
		First Lien Term Loan B	5/4/2017	15.55% (3M SOFR + 11.00%)	1.00	5/6/2025	20,295	20,295	20,194	0.6%	(3)(8)
								39,357	39,256	1.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF March 31, 2025 (Continued) (Unaudited)
(in thousands, except share data)

							March 31, 2025
Portfolio Company	Industry(43)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note	4/11/2014	Residual Interest, current yield 0.00%	—	4/21/2031	$27,725	$4,026	$3,369	0.1%	(5)(12)(15)
								4,026	3,369	0.1%
Rosa Mexicano	Hotels, Restaurants & Leisure	First Lien Revolving Line of Credit - $5,195 Commitment	3/29/2018	16.00%	—	6/13/2026	5,194	5,194	4,768	0.2%	(13)
		First Lien Term Loan	3/29/2018	12.06% (3M SOFR + 7.50%)	1.25	6/13/2026	23,059	23,059	20,134	0.6%	(8)(36)
								28,253	24,902	0.8%
ShiftKey, LLC	Health Care Technology	First Lien Term Loan	6/21/2022	10.31% (3M SOFR + 5.75%)	1.00	6/21/2027	63,213	62,960	61,160	1.9%	(3)(8)
								62,960	61,160	1.9%
Shoes West, LLC (d/b/a Taos Footwear) (27)	Textiles, Apparel & Luxury Goods	First Lien Term Loan A	1/23/2025	11.56% (3M SOFR+ 7.00%)	3.00	1/23/2030	38,350	38,350	38,339	1.2%	(3)(8)
		First Lien Convertible Term Loan B	1/23/2025	9.00% plus 2.00% PIK	—	1/23/2030	9,413	9,413	9,413	0.3%	(3)(36)
		First Lien Revolving Line of Credit - $4,000 Commitment	1/23/2025	11.56% (3M SOFR+ 7.00%)	3.00	5/31/2025	2,000	2,000	1,999	0.1%	(8)(13)
		Class A Preferred Units of Taos Footwear Holdings, LLC - 16,753 Units	1/23/2025	8.00% PIK		N/A		16,753	20,006	0.6%	(14)
								66,516	69,757	2.2%
Shutterfly Finance, LLC	Household Durables	First Lien Term Loan	6/5/2023	10.29% (3M SOFR + 6.00%)	1.00	10/1/2027	2,406	2,406	2,406	0.1%	(8)
		Second Lien Term Loan	6/6/2023	5.32% (1M SOFR + 1.00%) plus 4.00% PIK	1.00	10/1/2027	19,079	19,079	17,016	0.5%	(8)(36)(42)
								21,485	19,422	0.6%
Spectrum Vision Holdings, LLC	Health Care Providers & Services	First Lien Term Loan	5/2/2023	11.06% (3M SOFR + 6.50%)	1.00	11/17/2025	29,393	29,393	29,393	0.9%	(3)(8)
								29,393	29,393	0.9%
STG Distribution, LLC (f/k/a Reception Purchaser, LLC)	Air Freight & Logistics	First Out First Lien Term Loan	10/3/2024	5.42% (1M SOFR + 1.00% ) plus 7.25% PIK	1.50	10/3/2029	14,861	14,574	14,861	0.4%	(8)(36)
		Second Out First Lien Term Loan	10/3/2024	5.42% (1M SOFR + 1.00% ) plus 6.50% PIK	1.50	10/3/2029	38,186	38,186	38,186	1.2%	(8)(36)(44)
		Third Out First Lien Term Loan	10/3/2024	5.42% (1M SOFR + 1.00% ) plus 6.00% PIK	1.50	10/3/2029	19,053	19,053	9,870	0.3%	(8)(36)(44)
								71,813	62,917	1.9%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interest	12/4/2006			N/A		—	—	—%	(11)
								—	—	—%
Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note	5/6/2014	Residual Interest, current yield 0.00%	—	7/14/2026	49,250	—	—	—%	(5)(12)(15)(17)
								—	—	—%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note	10/17/2014	Residual Interest, current yield 0.00%	—	1/19/2032	63,831	11,412	8,749	0.3%	(5)(12)(15)
								11,412	8,749	0.3%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	11/17/2022	8.00%	—	8/29/2028	28,761	28,761	29,305	0.9%	(36)
		First Lien Term Loan	1/26/2018	3.00% plus 5.00% PIK	—	8/29/2028	42,136	42,136	42,932	1.3%	(36)
		First Lien Term Loan	1/26/2018	8.00%	—	8/29/2028	164,931	164,931	168,048	5.2%	(36)
		Class B of Town & Country TopCo LLC (999 Non-Voting Units)	11/17/2022			N/A		27,100	14,064	0.4%	(14)
								262,928	254,349	7.8%
TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	14.26% (3M SOFR + 9.00%) plus 1.50% PIK	5.00	11/30/2025	20,732	20,732	20,732	0.6%	(3)(8)(36)
								20,732	20,732	0.6%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF March 31, 2025 (Continued) (Unaudited)
(in thousands, except share data)

							March 31, 2025
Portfolio Company	Industry(43)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

United Sporting Companies, Inc. (16)	Distributors	Second Lien Term Loan	9/28/2012	11.00% (1M LIBOR + 11.00%) plus 2.00% PIK	—	11/16/2019	$189,506	$88,803	$14,091	0.4%	(7)
								88,803	14,091	0.4%
Upstream Newco, Inc.	Health Care Providers & Services	Second Lien Term Loan	11/20/2019	12.89% (3M SOFR + 8.50%)	—	11/20/2027	22,000	21,932	16,860	0.5%	(8)
								21,932	16,860	0.5%
USG Intermediate, LLC	Leisure Products	First Lien Revolving Line of Credit - $14,000 Commitment	4/15/2015	13.67% (1M SOFR + 9.25%)	1.00	2/9/2029	14,000	14,000	14,000	0.4%	(8)(13)
		First Lien Term Loan B	4/15/2015	16.17% (1M SOFR + 11.75%)	1.00	2/9/2029	84,015	84,015	84,015	2.6%	(3)(8)
		Equity	4/15/2015			N/A		1	—	—%	(14)
								98,016	98,015	3.0%
Victor Technology, LLC	Commercial Services & Supplies	First Lien Term Loan	12/3/2021	12.06% (3M SOFR + 7.50%)	1.00	12/3/2028	11,025	11,025	11,025	0.3%	(3)(8)
								11,025	11,025	0.3%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 0.00%	—	10/15/2030	40,612	4,096	3,244	0.1%	(5)(12)(15)
								4,096	3,244	0.1%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 0.00%	—	4/18/2031	40,773	1,937	1,725	0.1%	(5)(12)(15)
								1,937	1,725	0.1%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2016	Residual Interest, current yield 0.00%	—	10/20/2031	28,100	12,471	2,646	0.1%	(5)(12)(15)
								12,471	2,646	0.1%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note	6/13/2017	Residual Interest, current yield 4.96%	—	4/20/2034	44,885	46,350	34,832	1.1%	(5)(12)
								46,350	34,832	1.1%
WatchGuard Technologies, Inc.	IT Services	First Lien Term Loan	8/17/2022	9.57% (1M SOFR + 5.25%)	0.75	6/30/2029	34,125	34,125	33,955	1.0%	(3)(8)
								34,125	33,955	1.0%
Wellful Inc.	Food Products	Second Out First Lien Term Loan	11/27/2024	8.94% (1M SOFR+ 4.50%) plus 1.75% PIK	1.00	4/19/2030	18,524	18,524	13,337	0.4%	(8)(36)(44)
								18,524	13,337	0.4%
Wellpath Holdings, Inc.	Health Care Providers & Services	First Lien Revolving Line of Credit	10/31/2024	13.00% (PRIME + 5.50%)	—	10/1/2025	5,188	1,427	2,854	0.1%	(7)(8)(13)
		First Lien Term Loan	5/13/2019	11.81% (3M SOFR + 7.50%) and 14.00% (PRIME + 7.50%)	—	10/1/2025	27,533	12,641	15,143	0.5%	(7)(8)(47)
		Second Lien Term Loan	9/25/2018	15.56% (3M SOFR + 11.00%)	—	10/1/2026	64,871	36,325	2,010	0.1%	(7)(8)
								50,393	20,007	0.7%
Total Non-Control/Non-Affiliate Investments								$3,604,248	$3,176,510	97.9%

Total Portfolio Investments								$6,955,011	$6,901,364	212.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2025 (Continued) (Unaudited)
(in thousands, except share data)

Endnote Explanations as of March 31, 2025 (Unaudited)

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
(3)Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair value of the investments held by PCF at March 31, 2025 was $2,492,527, representing 36.1% of our total investments.
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
(6)Discovery Point Retreat, LLC, Discovery MSO LLC, Eating Disorder Solutions of Texas LLC, Discovery Point Retreat Waxahachie, LLC are joint borrowers on the First Lien Term Loan.

(7)Investment on non-accrual status as of the reporting date (see Note 2).
(8)Certain variable rate securities in our portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. The 1-Month Secured Overnight Financing Rate or “1M SOFR”, was 4.32% as of March 31, 2025. The 3-Month Secured Overnight Financing Rate or “3M SOFR”, was 4.29% as of March 31, 2025. The PRIME Rate or “PRIME” was 7.50% as of March 31, 2025. The impact of a SOFR credit spread adjustment, if applicable, is included within the stated all-in interest rate.
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
(12)Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets as calculated in accordance with regulatory requirements. As of March 31, 2025, our qualifying assets, as a percentage of total assets, stood at 83.74%. We monitor the status of these assets on an ongoing basis.
(13)Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of March 31, 2025, $42,585 of undrawn revolver and delayed draw term loan commitments to our portfolio companies, of which $17,300 are considered at the Company’s sole discretion.
(14)Represents non-income producing security that has not paid a dividend or other income in the year preceding the reporting date.
(15)The effective yield has been estimated to be 0% as expected future cash flows are anticipated to not be sufficient to repay the investment at cost. If the expected investment proceeds increase, there is a potential for future investment income from the
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2025 (Continued) (Unaudited)
(in thousands, except share data)

Endnote Explanations as of March 31, 2025 (Continued) (Unaudited)
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
(18)CP Holdings of Delaware LLC (“CP Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of CP Energy Services Inc. (“CP Energy”) as of March 31, 2025. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $50,077 in first lien term loans (the “Spartan Term Loans”) due to us as of March 31, 2025. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. In September 2020, we made a new $26,193 Series A preferred stock investment in Spartan Energy Holdings, Inc., which equates to 100% of the Series A non-voting redeemable preferred stock outstanding.
(19)Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of March 31, 2025. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company.
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
(23)MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 100% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc. (“MITY-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. Our subordinated unsecured note issued and outstanding to Broda Canada is denominated in Canadian Dollars (“CAD”). As of March 31, 2025, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder.
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2025 (Continued) (Unaudited)
(in thousands, except share data)

Endnote Explanations as of March 31, 2025 (Continued) (Unaudited)
Limited (“NGL”), respectively, its wholly owned subsidiaries. We report NPRC as a separate controlled company. See Note 3 for further discussion of the investments held by NPRC.
(25)Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 94.48% of Nationwide Loan Company LLC, the operating company, as of March 31, 2025. We report Nationwide Loan Company LLC as a separate controlled company. Prospect has a first priority security interest in the assets of Nationwide.
(26)NMMB Holdings, Inc. (“NMMB Holdings”), a consolidated entity in which we own 100% of the equity, owns 92.77% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of March 31, 2025. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.
(27)Shoes West, LLC and Shoes West Distribution, LLC are joint borrowers on the First Lien Term Loan A and First Lien Convertible Term Loan B.
(28)Prospect owns 99.96% of the equity of USES Corp. as of March 31, 2025.
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
(30)As of March 31, 2025, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC, the parent company of Nixon, Inc.
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
(33)As of March 31, 2025, the residual profit interest includes both (i) 8.33% of TLA, TLD and TLE residual profit and (ii) 100% of TLC residual profits, with both calculated quarterly in arrears. The investments in TLA and TLD are subject to a maximum SOFR of 4.00%.
(34)Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.99% ownership interest of Pacific World as of March 31, 2025. As a result, Prospect’s investment in Pacific World is classified as a control investment.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2025 (Continued) (Unaudited)
(in thousands, except share data)

Endnote Explanations as of March 31, 2025 (Continued) (Unaudited)
(35)The following shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of March 31, 2025:

Industry(43)	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$54,080	$—	$—	$—	$32,500	$86,580
Commercial Services & Supplies	146,140	—	—	7,200	27,349	180,689
Construction & Engineering	83,859	—	—	—	12,053	95,912
Consumer Finance	561,710	—	—	—	82,843	644,553
Diversified Consumer Services	1,050	—	—	—	2,378	3,428
Energy Equipment & Services	143,594	—	—	—	175,658	319,252
Residential Real Estate Investment Trusts (REITs)	896,049	—	—	—	20,030	916,079
Health Care Providers & Services	336,862	—	—	—	45,118	381,980
Household Durables	82,112	—	—	—	—	82,112
Machinery	47,322	—	—	—	6,866	54,188
Marine Transport	—	—	—	—	47,116	47,116
Media	29,723	—	—	—	—	29,723
Personal Care Products	112,301	—	—	—	221,795	334,096
Trading Companies & Distributors	54,739	—	—	—	55,581	110,320
Structured Finance(A)	53,000	—	—	—	—	53,000
Total Control Investments	$2,602,541	$—	$—	$7,200	$729,287	$3,339,028
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$11,735	$11,735
Total Affiliate Investments	$—	$—	$—	$—	$11,735	$11,735
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$109,055	$95,000	$—	$—	$—	$204,055
Automobile Components	21,946	66,980	—	—	25,802	114,728
Capital Markets	—	21,500	—	—	—	21,500
Commercial Services & Supplies	203,425	153,356	—	—	5,000	361,781
Distributors	277,960	88,803	—	—	28,600	395,363
Diversified Consumer Services	99,603	—	—	—	—	99,603
Diversified Telecommunication Services	151,007	59,070	—	—	—	210,077
Electrical Equipment	61,523	—	—	—	—	61,523
Financial Services	68,001	—	—	—	—	68,001
Food Products	18,524	131,616	—	—	—	150,140
Health Care Providers & Services	205,262	112,694	—	—	25,732	343,688
Health Care Technology	134,353	—	—	—	—	134,353
Hotels, Restaurants & Leisure	28,253	—	—	—	—	28,253
Household Durables	2,406	19,079	—	—	2,001	23,486
Interactive Media & Services	99,143	—	—	—	—	99,143
IT Services	34,125	69,142	—	—	—	103,267
Leisure Products	115,019	—	—	—	1	115,020
Machinery	49,360	—	—	—	—	49,360
Media	89,136	—	—	—	—	89,136
Personal Care Products	8,813	—	—	—	1,546	10,359
Pharmaceuticals	125,690	—	—	—	—	125,690
Professional Services	75,176	—	—	—	13,779	88,955
Software	48,602	131,979	—	—	—	180,581
Specialty Retail	7,912	—	—	—	23,898	31,810
Textiles, Apparel & Luxury Goods	69,063	—	—	—	16,753	85,816
Structured Finance(A)	—	—	408,560	—	—	408,560
Total Non-Control/Non-Affiliate	$2,103,357	$949,219	$408,560	$—	$143,112	$3,604,248
Total Portfolio Investment Cost	$4,705,898	$949,219	$408,560	$7,200	$884,134	$6,955,011
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2025 (Continued) (Unaudited)
(in thousands, except share data)

Endnote Explanations as of March 31, 2025 (Continued) (Unaudited)
The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of March 31, 2025:

Industry(43)	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Control Investments
Aerospace & Defense	$54,080	$—	$—	$—	$36,515	$90,595	2.8%
Commercial Services & Supplies	79,323	—	—	5,151	30,900	115,374	3.6%
Construction & Engineering	83,859	—	—	—	228,244	312,103	9.6%
Consumer Finance	552,004	—	—	—	276,525	828,529	25.5%
Diversified Consumer Services	1,050	—	—	—	3,803	4,853	0.1%
Energy Equipment & Services	117,567	—	—	—	—	117,567	3.6%
Residential Real Estate Investment Trusts(REITs)	896,049	—	—	—	479,558	1,375,607	42.4%
Health Care Providers & Services	336,862	—	—	—	30,190	367,052	11.3%
Household Durables	70,206	—	—	—	—	70,206	2.2%
Machinery	47,322	—	—	—	58,513	105,835	3.3%
Marine Transport	—	—	—	—	12,097	12,097	0.4%
Media	29,723	—	—	—	51,414	81,137	2.5%
Personal Care Products	105,523	—	—	—	—	105,523	3.3%
Trading Companies & Distributors	54,739	—	—	—	7,944	62,683	1.9%
Structured Finance(A)	53,000	—	—	—	—	53,000	1.6%
Total Control Investments	$2,481,307	$—	$—	$5,151	$1,215,703	$3,702,161	114.1%
Fair Value % of Net Assets	76.5%	—%	—%	0.2%	37.4%	114.1%
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$22,693	$22,693	0.7%
Total Affiliate Investments	$—	$—	$—	$—	$22,693	$22,693	0.7%
Fair Value % of Net Assets	—%	—%	—%	—%	0.7%	0.7%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$100,281	$95,000	$—	$—	$—	$195,281	6.0%
Automobile Components	20,400	60,898	—	—	586	81,884	2.5%
Capital Markets	—	21,500	—	—	—	21,500	0.7%
Commercial Services & Supplies	203,353	153,500	—	—	13,075	369,928	11.4%
Distributors	282,640	14,091	—	—	15,514	312,245	9.6%
Diversified Consumer Services	39,176	—	—	—	—	39,176	1.2%
Diversified Telecommunication Services	149,301	7,141	—	—	—	156,442	4.8%
Electrical Equipment	61,523	—	—	—	—	61,523	1.9%
Financial Services	68,001	—	—	—	—	68,001	2.1%
Food Products	13,337	127,530	—	—	—	140,867	4.3%
Health Care Providers & Services	222,438	54,816	—	—	43,770	321,024	9.9%
Health Care Technology	132,590	—	—	—	—	132,590	4.1%
Hotels, Restaurants & Leisure	24,902	—	—	—	—	24,902	0.8%
Household Durables	2,406	17,016	—	—	—	19,422	0.6%
Interactive Media & Services	99,143	—	—	—	—	99,143	3.1%
IT Services	33,955	45,063	—	—	—	79,018	2.4%
Leisure Products	115,236	—	—	—	—	115,236	3.6%
Machinery	49,414	—	—	—	—	49,414	1.5%
Media	89,035	—	—	—	—	89,035	2.7%
Personal Care Products	8,813	—	—	—	4,307	13,120	0.4%
Pharmaceuticals	124,895	—	—	—	—	124,895	3.8%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2025 (Continued) (Unaudited)
(in thousands, except share data)

Endnote Explanations as of March 31, 2025 (Continued) (Unaudited)

Industry(43)	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Professional Services	74,495	—	—	—	17,581	92,076	2.8%
Software	48,617	126,142	—	—	—	174,759	5.4%
Specialty Retail	5,828	—	—	—	—	5,828	0.2%
Textiles, Apparel & Luxury Goods	69,051	—	—	—	20,006	89,057	2.8%
Structured Finance (A)	—	—	300,144	—	—	300,144	9.3%
Total Non-Control/Non-Affiliate	$2,038,830	$722,697	$300,144	$—	$114,839	$3,176,510	97.9%
Fair Value % of Net Assets	62.8%	22.3%	9.3%	—%	3.5%	97.9%
Total Portfolio	$4,520,137	$722,697	$300,144	$5,151	$1,353,235	$6,901,364	212.7%
Fair Value % of Net Assets	139.3%	22.3%	9.3%	0.2%	41.6%	212.7%
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2025 (Continued) (Unaudited)
(in thousands, except share data)

Endnote Explanations as of March 31, 2025 (Continued) (Unaudited)

(36)The interest rate on these investments, excluding those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended March 31, 2025:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Aventiv Technologies, LLC - Third Out Super Priority First Lien Term Loan	9.65%	—%	—%	(A)
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan	12.06%	—%	—%	(A)
CP Energy Services Inc. - First Lien Term Loan A to Spartan Energy Services, LLC	12.56%	—%	—%	(B)
Credit Central Loan Company, LLC - First Lien Term Loan	10.00%	—%	5.00%	(C)
Credit.com Holdings, LLC - First Lien Term Loan A	15.56%	—%	—%	(D)
Druid City Infusion, LLC - First Lien Convertible Note	2.00%	—%	2.00%
Emerge Intermediate, Inc. - First Lien Term Loan	4.50%	—%	4.50%
First Tower Finance Company LLC - First Lien Term Loan	0.89%	14.11%	5.00%	(E)
InterDent, Inc. - First Lien Term Loan B	7.00%	—%	7.00%
InterDent, Inc. - First Lien Delayed Draw Term Loan B	7.00%	—%	7.00%
MITY, Inc. - First Lien Term Loan B	—%	10.00%	10.00%
National Property REIT Corp. - First Lien Term Loan A	—%	2.00%	2.00%
National Property REIT Corp. - First Lien Term Loan C	—%	2.25%	2.25%
National Property REIT Corp. - First Lien Term Loan D	—%	2.00%	2.00%
National Property REIT Corp. - First Lien Term Loan E	7.00%	—%	7.00%
Pacific World Corporation - First Lien Term Loan A	—%	8.57%	8.57%
STG Distribution, LLC (f/k/a Reception Purchaser, LLC) - First Out First Lien Term Loan	7.25%	—%	7.25%
STG Distribution, LLC (f/k/a Reception Purchaser, LLC) - Second Out First Lien Term Loan	6.50%	—%	6.50%
STG Distribution, LLC (f/k/a Reception Purchaser, LLC) - Third Out First Lien Term Loan	6.00%	—%	6.00%
Recovery Solutions Parent, LLC - First Lien Term Loan	11.80%	—%	—%	(F)
Rising Tide Holdings, Inc. - First Lien First Out Term Loan	15.00%	—%	15.00%
Rising Tide Holdings, Inc. - First Lien Second Out Term Loan	12.00%	—%	12.00%
Rosa Mexicano - First Lien Term Loan	6.03%	6.03%	—%	(G)
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Convertible Term Loan B	2.00%	—%	2.00%
Shutterfly, LLC - Second Lien Term Loan	4.00%	—%	4.00%
Town & Country Holdings, Inc. - First Lien Term Loan	8.00%	—%	—%	(H)
Town & Country Holdings, Inc. - First Lien Term Loan	8.00%	—%	—%	(H)
Town & Country Holdings, Inc. - First Lien Term Loan	5.00%	—%	5.00%
TPS, LLC - First Lien Term Loan	1.50%	—%	1.50%
USES Corp. - First Lien Equipment Term Loan	13.58%	—%	—%	(I)
Valley Electric Co. of Mt. Vernon, Inc. - First Lien Term Loan	—%	2.50%	2.50%
Valley Electric Company, Inc. - First Lien Term Loan	—%	10.00%	10.00%
Valley Electric Company, Inc. - First Lien Term Loan B	—%	5.50%	5.50%
Wellful Inc. - Tranche B Term Loan	1.75%	—%	1.75%
(A) On December 29, 2023, the Aventiv Technologies, LLC Second Out Super Priority First Lien Term Loan was amended to allow a portion of interest accruing in cash to be payable in kind. On March 28, 2025, the Aventiv Technologies, LLC Third Out Super Priority First Lien Term Loan was amended to allow a portion of interest accruing in cash to be payable in kind.
(B) On August 22, 2022, the Spartan Energy Services, LLC Twenty-Fifth Amendment to Amended and Restated Senior Secured Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 12.56%.
(C) On September 30, 2022, the Credit Central Senior Subordinated Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 10.00%.
(D) On September 28, 2023, the Credit.com First Lien Term Loan A was amended to allow a portion of interest accruing in cash to be payable in kind.
(E) On December 30, 2022, the First Tower Finance Company LLC Amendment No. 15 was amended to reduce the PIK rate to 5.00% and allow the interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 15.00%.
(F) The Recovery Solutions Parent, LLC First Lien Term Loan agreement dated January 27, 2025 allows for a portion of interest accruing in cash to be payable in kind.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2025 (Continued) (Unaudited)
(in thousands, except share data)

Endnote Explanations as of March 31, 2025 (Continued) (Unaudited)
(G) On September 27, 2024, the Rosa Mexicano First Lien Term Loan was amended to allow a portion of interest accruing in cash to be payable in kind.
(H) On December 27, 2024 the Town & Country Holdings, Inc. First Lien Term Loan was amended to allow a portion of interest accruing in cash to be payable in kind.
(I) On March 28, 2023, the USES Corp. First Lien Equipment Term loan was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 13.58%.

(37)As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended March 31, 2025 with these controlled investments were as follows:

Controlled Companies	Fair Value at June 30, 2024	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at March 31, 2025		Interest income	Dividend income	Other income	Net realized gains (losses)
Belnick, LLC (d/b/a The Ubique Group)	$—	$70,206	$—	$—	$70,206	(c)	$—	$—	$—	$—
CP Energy Services Inc.	70,721	11,505	—	(3,504)	78,722		9,329	—	—	—
CP Energy - Spartan Energy Services, Inc.	39,485	8,901	—	(9,541)	38,845		4,424	—	—	—
Credit Central Loan Company, LLC	79,230	5,698	—	(6,309)	78,619		6,459	—	—	—
Echelon Transportation, LLC	66,923	1,260	(1,260)	(4,240)	62,683		2,513	—	—	—
First Tower Finance Company LLC	605,928	10,028	(437)	94,327	709,846		49,283	—	—	—
Freedom Marine Solutions, LLC	12,651	975	—	(1,529)	12,097		—	—	—	—
InterDent, Inc.	463,883	20,433	—	(117,264)	367,052		29,170	—	—	—
Kickapoo Ranch Pet Resort	4,742	—	(450)	561	4,853		139	—	—	—
MITY, Inc.	85,583	2,215	—	5,966	93,764		6,986	—	55	8
National Property REIT Corp.	1,696,462	74,155	(213,386)	(128,624)	1,428,607		71,623	—	14,825	—
Nationwide Loan Company LLC	43,162	6,230	—	(9,328)	40,064		3,547	—	—	—
NMMB, Inc.	94,265	—	—	(13,128)	81,137		3,057	—	—	6,366
Pacific World Corporation	104,663	18,575	(4,875)	(12,840)	105,523		7,422	—	286	—
R-V Industries, Inc.	102,402	10,000	—	(6,567)	105,835		4,097	8,774	—	—
Universal Turbine Parts, LLC	68,067	19,000	(55)	3,583	90,595		3,222	—	300	—
USES Corp.	17,989	7,989	—	(4,368)	21,610		2,057	—	—	—
Valley Electric Company, Inc.	316,419	—	—	(4,316)	312,103		9,533	—	333	—
Total	$3,872,575	$267,170	$(220,463)	$(217,121)	$3,702,161		$212,861	$8,774	$15,799	$6,374
(A) Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, OID accretion and PIK interest, and any transfer of investments.
(B) Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.
(C) Belnick, LLC (d/b/a The Ubique Group) was transferred to a control investment effective March 31, 2025 (see endnote 48). Income recognized prior to the reclassification date is reflected as income from non-control/non-affiliate investments on our Consolidated Statement of Operations.

(38)As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended March 31, 2025 with these affiliated investments were as follows:

Affiliated Companies	Fair Value at June 30, 2024	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at March 31, 2025	Interest income	Dividend income	Other income	Net realized gains (losses)
Nixon, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
RGIS Services, LLC	18,069	—	141	4,483	22,693	—	141	—	—
Total	$18,069	$—	$141	$4,483	$22,693	$—	$141	$—	$—
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2025 (Continued) (Unaudited)
(in thousands, except share data)

Endnote Explanations as of March 31, 2025 (Continued) (Unaudited)

(39)Acquisition date represents the date of PSEC’s initial investment. Follow-on acquisitions have occurred on the following dates to arrive at PSEC’s current investment as of March 31, 2025 (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments) (see endnote 40 for NPRC equity follow-on acquisitions):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
8th Avenue Food & Provisions, Inc.	Second Lien Term Loan	11/17/2020, 9/17/2021	$7,051
Apidos CLO XI	Subordinated Structured Note	11/2/2016, 4/8/2021	7,559
Apidos CLO XII	Subordinated Structured Note	1/26/2018	4,070
Apidos CLO XV	Subordinated Structured Note	3/29/2018	6,480
Apidos CLO XXII	Subordinated Structured Note	2/24/2020	1,912
Atlantis Health Care Group (Puerto Rico), Inc.	First Lien Term Loan	12/9/2016	42,000
Aventiv Technologies, LLC	Second Out Super Priority First Lien Term Loan	1/2/2025	105
Aventiv Technologies, LLC	Second Out Super Priority First Lien Term Loan	6/28/2024	834
Aventiv Technologies, LLC	Super Priority Second Lien Term Loan	3/4/2025	595
Barings CLO 2018-III	Subordinated Structured Note	5/18/2018	9,255
BCPE North Star US Holdco 2, Inc.	Second Lien Term Loan	12/30/2021, 10/28/2022	70,133
BCPE Osprey Buyer, Inc.	First Lien Revolving Line of Credit	2/22/2023, 5/23/2023, 9/14/2023, 11/22/2023, 3/28/2024, 7/11/2024, 11/26/2024, 2/27/2025, 3/27/2025	7,301
BCPE Osprey Buyer, Inc.	First Lien Delayed Draw Term Loan	9/26/2023	4,639
Belnick, LLC (d/b/a The Ubique Group)	First Lien Term Loan	6/27/2022, 12/1/2023	18,000
California Street CLO IX Ltd.	Subordinated Structured Note	9/6/2016, 10/17/2016	6,842
Cent CLO 21 Limited	Subordinated Structured Note	7/12/2018	1,024
CIFC Funding 2014-IV-R, Ltd.	Subordinated Structured Note	10/12/2018, 12/20/2021	2,860
Collections Acquisition Company, Inc.	First Lien Term Loan	1/13/2022, 3/14/2024	15,800
Columbia Cent CLO 27 Limited	Subordinated Structured Note	12/2/2021	7,815
CP Energy Services Inc.	First Lien Term Loan	8/31/2023	2,900
CP Energy Services Inc.	First Lien Delayed Draw Term Loan	3/25/2025	3,500
CP Energy Services Inc.	First Lien Term Loan A to Spartan Energy Services, LLC	4/9/2021, 1/10/2022, 2/10/2023, 6/7/2024, 11/13/2024, 1/9/2025, 3/25/2025	24,281
CP Energy Services Inc.	Common Stock	10/11/2013, 12/26/2013, 4/6/2018, 12/31/2019	69,586
Credit Central Loan Company, LLC	Class A Units	12/28/2012, 3/28/2014, 6/26/2014, 9/28/2016, 8/21/2019	11,975
Credit Central Loan Company, LLC	First Lien Term Loan	6/26/2014, 9/28/2016, 12/16/2022, 1/27/2023	45,995
Credit Central Loan Company, LLC	Class P Units	1/27/2023	1,540
DRI Holding, Inc.	First Lien Term Loan	4/26/2022, 7/21/2022	12,999
DRI Holding, Inc.	Second Lien Term Loan	5/18/2022	10,000
Dukes Root Control Inc.	First Lien Revolving Line of Credit	4/24/2023, 11/27/2023, 2/2/2024, 2/26/2024, 2/26/2025	3,875
Dukes Root Control Inc.	First Lien Delayed Draw Term Loan	5/26/2023, 10/26/2023	3,254
Echelon Transportation, LLC	Membership Interest	3/31/2014, 9/30/2014, 12/9/2016	22,488
Echelon Transportation, LLC	First Lien Term Loan	11/14/2018, 7/9/2019, 5/5/2020, 10/9/2020, 1/21/2021, 3/18/2021	5,465
Emerge Intermediate, Inc.	First Lien Term Loan	6/14/2024	1,467
Eze Castle Integration, Inc.	First Lien Delayed Draw Term Loan	10/7/2022, 9/5/2023, 1/10/2025	2,576
First Brands Group	First Lien Term Loan	4/27/2022	5,955
First Brands Group	Second Lien Term Loan	5/12/2022	4,938
First Tower Finance Company LLC	Class A Units	12/30/2013, 6/24/2014, 12/15/2015, 11/21/2016, 3/9/2018	39,885
First Tower Finance Company LLC	First Lien Term Loan to First Tower, LLC	12/15/2015, 3/9/2018, 3/24/2022	43,047
Freedom Marine Solutions, LLC	Membership Interest	10/1/2009, 12/22/2009, 1/13/2010, 3/30/2010, 5/13/2010, 2/14/2011, 4/28/2011, 7/7/2011, 10/20/2011, 10/30/2015, 1/7/2016, 4/11/2016, 8/11/2016, 1/30/2017, 4/20/2017, 6/13/2017, 8/30/2017, 1/17/2018, 2/15/2018, 5/8/2018, 10/31/2018, 5/14/2021, 4/18/2022, 2/15/2023, 7/2/2024	43,093
Galaxy XV CLO, Ltd.	Subordinated Structured Note	8/21/2015, 3/10/2017	9,161
Galaxy XXVII CLO, Ltd.	Subordinated Structured Note	6/11/2015	1,460
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2025 (Continued) (Unaudited)
(in thousands, except share data)

Endnote Explanations as of March 31, 2025 (Continued) (Unaudited)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	Second Lien Term Loan	5/11/2021, 10/14/2021	54,649
Imperative Worldwide, LLC (f/k/a MAGNATE WORLDWIDE, LLC)	First Lien Term Loan	10/26/2022, 6/1/2023, 9/30/2024	8,190
InterDent, Inc.	First Lien Term Loan A	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014, 7/14/2021, 3/28/2022	93,903
InterDent, Inc.	First Lien Term Loan B	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
InterDent, Inc.	Delayed Draw Term Loan B	12/20/2024, 3/24/2025	6,000
Interventional Management Services, LLC	First Lien Revolving Line of Credit	2/25/2021, 11/17/2021	5,000
Jefferson Mill CLO Ltd.	Subordinated Structured Note	9/21/2018	2,047
K&N HoldCo, LLC	Class A Membership Units	7/31/2024	105
Kickapoo Ranch Pet Resort	Membership Interest	10/21/2019, 12/4/2019	28
LCM XIV Ltd.	Subordinated Structured Note	9/25/2015, 5/18/2018	9,422
LGC US FINCO, LLC	First Lien Term Loan	3/2/2022	2,095
Lucky US BuyerCo LLC	First Lien Revolving Line of Credit	3/21/2024, 6/24/2024, 3/31/2025	2,054
MITY, Inc.	Common Stock	6/23/2014	7,200
MITY, Inc.	First Lien Term Loan A	1/17/2017, 3/23/2021, 2/14/2024, 3/15/2024, 5/15/2024, 9/16/2024, 12/3/2024	18,015
MITY, Inc.	First Lien Term Loan B	1/17/2017, 6/3/2019	11,000
Nationwide Loan Company LLC	Class A Units	3/28/2014, 6/18/2014, 9/30/2014, 6/29/2015, 3/31/2016, 8/31/2016, 5/31/2017, 10/31/2017	20,469
Nationwide Loan Company LLC	First Lien Term Loan	12/28/2015, 8/31/2016	1,999
Nationwide Loan Company LLC	First Lien Delayed Draw Term Loan A	6/26/2024	2,250
Nationwide Loan Company LLC	First Lien Delayed Draw Term Loan B	3/6/2025	3,000
National Property REIT Corp.	First Lien Term Loan A	4/3/2020, 5/15/2020, 6/10/2020, 7/29/2020, 8/14/2020, 9/15/2020,10/15/2020, 10/30/2020, 11/10/2020, 11/13/2020, 11/19/2020, 12/11/2020, 1/27/2021, 2/25/2021, 3/11/2021, 5/14/2021, 6/14/2021, 6/25/2021, 8/16/2021, 11/15/2021, 11/26/2021, 12/1/2021, 12/28/2021, 1/14/2022, 2/15/2022, 3/17/2022, 3/28/2022, 4/1/2022, 4/7/2022, 5/24/2022, 6/6/2022, 7/5/2022, 8/31/2022, 10/6/2022, 1/10/2023, 2/28/2023, 4/4/2023, 4/6/2023, 4/28/2023, 6/9/2023, 6/14/2023, 7/5/2023, 7/14/2023, 8/31/2023, 9/29/2023, 10/4/2023, 10/20/2023, 11/30/2023, 1/3/2024, 1/18/2024, 2/29/2024, 3/8/2024, 4/2/2024, 5/31/2024, 7/8/2024, 8/30/2024, 10/10/2024, 12/02/2024, 1/6/2025, 1/8/2025, 3/20/2025	907,900
National Property REIT Corp.	First Lien Term Loan C	10/23/2019, 1/23/2020, 3/31/2020, 4/8/2020, 8/4/2020, 12/7/2021, 1/7/2022, 2/2/2022, 5/12/2022, 5/19/2022, 6/6/2022, 8/1/2022, 9/15/2022, 9/19/2022, 10/21/2022, 6/6/2023, 11/2/2023	263,000
National Property REIT Corp.	First Lien Term Loan E	6/26/2024	35,300
NMMB, Inc.	First Lien Term Loan	12/30/2019, 3/28/2022	40,100
Octagon Investment Partners XV, Ltd.	Subordinated Structured Note	4/27/2015, 8/3/2015, 6/27/2017	10,516
Octagon Investment Partners 18-R Ltd.	Subordinated Structured Note	3/23/2018	8,908
Pacific World Corporation	Convertible Preferred Equity	4/3/2019, 4/29/2019, 6/3/2019, 10/4/2019, 11/12/2019, 12/20/2019, 1/7/2020, 3/5/2020, 12/30/2021, 1/26/2024	55,100
Pacific World Corporation	First Lien Term Loan A	12/22/2022, 11/25/2024, 3/7/2025	19,900
PeopleConnect Holdings, Inc.	First Lien Term Loan	12/22/2022, 11/25/2024	82,005
Precisely Software Incorporated	Second Lien Term Loan	5/28/2021, 6/24/2021, 6/3/2022	59,333
RGIS Services, LLC	Membership Interest	5/28/2024	1,432
Redstone Holdco 2 LP	Second Lien Term Loan	9/10/2021	17,903
Romark WM-R Ltd.	Subordinated Structured Note	3/29/2018	5,125
Rosa Mexicano	First Lien Revolving Line of Credit	3/27/2020, 10/13/2023, 2/7/2024, 5/17/2024	5,400
R-V Industries, Inc.	First Lien Term Loan	3/4/2022, 9/25/2023	8,700
R-V Industries, Inc.	Common Stock	12/27/2016	1,854
Shiftkey, LLC	First Lien Term Loan	8/26/2022, 9/14/2022, 9/23/2022	39,450
Shoes West, LLC (d/b/a Taos Footwear)	First Lien Revolving Line of Credit	2/10/2025	2,000
Symphony CLO XV, Ltd.	Subordinated Structured Note	12/7/2018	2,655
The RK Logistics Group, Inc.	Class B Common Units	12/19/2023	1,250
The RK Logistics Group, Inc.	First Lien Term Loan	6/28/2024	13,000
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2025 (Continued) (Unaudited)
(in thousands, except share data)

Endnote Explanations as of March 31, 2025 (Continued) (Unaudited)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Town & Country Holdings, Inc.	First Lien Term Loan	7/13/2018, 7/16/2018, 2/27/2024, 3/28/2024, 4/23/2024	115,000
Town & Country Holdings, Inc.	Common Stock	10/18/2024, 12/30/2024, 1/6/2025, 1/9/2025	27,100
United Sporting Companies, Inc.	Second Lien Term Loan	3/7/2013, 3/14/2024	59,325
Universal Turbine Parts, LLC	First Lien Delayed Draw Term Loan	10/24/2019, 2/7/2020, 2/26/2020, 4/5/2021, 11/24/2023	5,716
USES Corp.	First Lien Term Loan A	6/15/2016, 6/29/2016, 2/22/2017, 4/27/2017, 5/4/2017, 8/30/2017, 10/11/2017, 12/11/2018, 8/30/2019	14,100
USES Corp.	First Lien Equipment Term Loan	6/23/2023, 7/3/2024, 11/6/2024, 1/9/2025	9,900
USG Intermediate, LLC	First Lien Revolving Line of Credit	7/2/2015, 9/23/2015, 9/14/2017, 8/21/2019, 9/17/2020, 9/18/2021, 5/19/2022, 5/22/2023, 10/12/2023	21,700
USG Intermediate, LLC	First Lien Term Loan B	8/24/2017, 7/30/2021, 2/9/2022, 8/17/2022, 5/12/2023, 12/20/2023, 2/21/2025	129,475
USG Intermediate, LLC	Equity	5/12/2023	100
Valley Electric Company, Inc.	Common Stock	12/31/2012, 6/24/2014	18,502
Valley Electric Company, Inc.	First Lien Term Loan	6/30/2014, 8/31/2018, 3/28/2022	18,129
Valley Electric Company, Inc.	First Lien Term Loan B	5/1/2023	19,000
Voya CLO 2014-1, Ltd.	Subordinated Structured Note	3/29/2018	3,943
Wellpath Holdings, Inc.	First Lien Term Loan	10/8/2019, 10/8/2021, 10/31/2024, 11/5/2024, 11/6/2024, 1/3/2025, 3/19/2025	38,938
Wellpath Holdings, Inc.	Second Lien Term Loan	8/20/2019, 10/31/2024, 11/7/2024, 3/26/2025	2,826

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2025 (Continued) (Unaudited)
(in thousands, except share data)

Endnote Explanations as of March 31, 2025 (Continued) (Unaudited)
(40)Since Prospect’s initial common equity investment in NPRC on December 31, 2013, we have made numerous additional follow-on investments that have been used to invest in new and existing properties as well as online consumer loans and rated secured structured notes. These follow-on acquisitions are summarized by fiscal year below (excluding effects of return of capital distributions). Details of specific transactions are included in the respective fiscal year Form 10-K filing (refer to endnote 42 for NPRC term loan follow-on investments):

Fiscal Year	Follow-On Investments (NPRC Common Stock, excluding cost of initial investment)
2014	$4,555
2015	68,693
2016	93,857
2017	116,830
2018	137,024
2019	11,582
2020	19,800
2022	15,620
2023	3,600
2024	4,600
2025	—
(41)On March 31, 2025, Prospect exercised certain rights and remedies under its loan documents to exercise voting rights in respect of the equity of Belnick, LLC and certain of its subsidiaries (“Belnick”) to, among other things, appoint new officers, all of whom are our Investment Adviser’s professionals. As a result, Prospect’s investment in Belnick is classified as a control investment. Belnick is a provider of high-volume, value-oriented furniture and furnishings to a broad range of residential and commercial end markets.
(42)This investment represents a Level 2 security in the ASC 820 table as of March 31, 2025. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.
(43)As of March 31, 2025, certain industries classifications have been revised compared to June 30, 2024 to align with updated industry structures.
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

(47)Our position in Wellpath Holdings, Inc. - First Lien Term Loan has a portion yielding 11.81% (3M SOFR +7.50%) and another yielding 14.00% (PRIME + 7.50%).

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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

							June 30, 2024
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan	11/12/2020	14.19% (1M SOFR+ 8.75%)	1.00	11/13/2028	$8,500	$8,326	$8,500	0.2%	(3)(8)
								8,326	8,500	0.2%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 0.00%	—	4/30/2031	24,870	8,626	7,675	0.2%	(5)(12)(15)
								8,626	7,675	0.2%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note	4/7/2017	Residual Interest, current yield 0.00%	—	7/15/2030	25,534	13,058	11,882	0.3%	(5)(12)(15)
								13,058	11,882	0.3%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	8/9/2016	Residual Interest, current yield 5.40%	—	7/20/2034	32,200	30,456	24,009	0.6%	(5)(12)
								30,456	24,009	0.6%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield 0.00%	—	7/29/2030	49,552	—	—	—%	(5)(12)(15)
								—	—	—%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note	8/2/2013	Residual Interest, current yield 0.00%	—	4/24/2031	44,100	18,932	16,604	0.4%	(5)(12)(15)
								18,932	16,604	0.4%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note	10/22/2013	Residual Interest, current yield 0.00%	—	4/28/2031	45,500	27,528	23,921	0.6%	(5)(12)(15)
								27,528	23,921	0.6%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note	8/5/2014	Residual Interest, current yield 10.98%	—	1/17/2035	50,143	36,313	28,668	0.8%	(5)(12)
								36,313	28,668	0.8%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note	12/9/2016	Residual Interest, current yield 12.38%	—	10/21/2031	34,000	31,837	29,854	0.8%	(5)(12)
								31,837	29,854	0.8%
Collections Acquisition Company, Inc.	Diversified Financial Services	First Lien Term Loan	12/3/2019	13.21% (3M SOFR+ 7.65%)	2.50	6/3/2027	45,039	45,039	45,039	1.2%	(3)(8)
								45,039	45,039	1.2%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note	12/18/2013	Residual Interest, current yield 5.47%	—	1/25/2035	48,978	30,872	25,397	0.7%	(5)(12)
								30,872	25,397	0.7%
Credit.com Holdings, LLC (6)	Diversified Consumer Services	First Lien Term Loan A	9/28/2023	16.60% (3M SOFR + 11.00%)	1.50	9/28/2028	33,237	33,237	31,658	0.9%	(8)
		First Lien Term Loan B	9/28/2023	17.60% (3M SOFR + 12.00%)	1.50	9/28/2028	56,931	56,931	40,488	1.1%	(8)
		Class B of PGX TopCo II LLC (999 Non-Voting Units)	9/28/2023			N/A		—	426	—%	(14)
								90,168	72,572	2.0%
Discovery Point Retreat, LLC (46)	Health Care Providers & Services	First Lien Term Loan	6/14/2024	13.35% (3M SOFR+ 7.75%)	3.25	6/14/2029	17,000	17,000	16,632	0.5%	(8)
		First Lien Revolving Line of Credit - $2,500 Commitment	6/14/2024	13.35% (3M SOFR + 7.75%)	3.25	12/14/2024	900	900	881	—%	(8)
		Series A Preferred Stock of Discovery MSO HoldCo LLC - 7,632 Units	6/14/2024	8.00% PIK		N/A		7,950	15,900	0.4%	(14)
								25,850	33,413	0.9%
DRI Holding Inc.	Commercial Services & Supplies	First Lien Term Loan	12/21/2021	10.69% (1M SOFR+ 5.25%)	0.50	12/21/2028	33,561	32,646	33,561	0.9%	(3)(8)
		Second Lien Term Loan	12/21/2021	13.43% (1M SOFR+ 8.00%)	0.50	12/21/2029	145,000	145,000	145,000	3.9%	(3)(8)
								177,646	178,561	4.8%
DTI Holdco, Inc.	Professional Services	First Lien Term Loan	4/26/2022	10.09%(1M SOFR+ 4.75%)	0.75	4/26/2029	18,176	17,921	18,176	0.5%	(3)(8)(42)
		Second Lien Term Loan	4/26/2022	13.09% (1M SOFR+ 7.75%)	0.75	4/26/2030	75,000	75,000	75,000	2.0%	(3)(8)
								92,921	93,176	2.5%
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
(6) As of June 30, 2024, we classify our investment in Credit.com as non-control/non-affiliate.

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
(27)Vision Solutions, Inc. and Precisely Software Incorporated are joint borrowers on the Second Lien Term Loan.
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2024 (Continued)

(39)Acquisition date represents the date of PSEC’s initial investment. Follow-on acquisitions have occurred on the following dates to arrive at PSEC’s investment as of June 30, 2024 (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments) (see endnote 40 for NPRC equity follow-on acquisitions):

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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2024 (Continued)
(40)Since Prospect’s initial common equity investment in NPRC on December 31, 2013, we have made numerous additional follow-on investments that have been used to invest in new and existing properties as well as online consumer loans and rated secured structured notes. These follow-on acquisitions are summarized by fiscal year below (excluding effects of return of capital distributions). Details of specific transactions are included in the respective fiscal year Form 10-K filing (refer to endnote 39 for NPRC term loan follow-on investments):

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

(44)Emerge Intermediate, Inc., HD Research, LLC, ERG Buyer, LLC, and ERG Blocker, Inc. are joint borrowers on the First Lien Term Loan.

(45)The stated interest rate on the drawn revolver and delayed drawn term loan commitments represents a weighted average interest rate for the funded amounts of the investment

(46)Discovery Point Retreat, LLC, Discovery MSO LLC, Eating Disorder Solutions of Texas LLC, Discovery Point Retreat Waxahachie, LLC are joint borrowers on the First Lien Term Loan.

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
We consolidate certain of our wholly owned and substantially wholly owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements and are collectively referred to as the “Consolidated Holding Companies”: CP Holdings of Delaware LLC (“CP Holdings”); Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC (“First Tower Delaware”); MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc. (“NMMB Holdings”); NPH Property Holdings, LLC (“NPH”); Prospect Opportunity Holdings I, Inc. (“POHI”); QC Holdings TopCo, LLC (“QC Holdings”); SB Forging Company, Inc. (“SB Forging”); STI Holding, Inc.; UTP Holdings Group Inc. (“UTP Holdings”); Valley Electric Holdings I, Inc. (“Valley Holdings I”); and Valley Electric Holdings II, Inc. (“Valley Holdings II”).
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
Reclassifications
Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three and nine months ended March 31, 2025. See Note 12. Income Taxes and Note 16. Financial Highlights.
In our Form 10-Q for the quarterly period ended March 31, 2024 filed on May 8, 2024, we previously reported total interest income of $68,505 and $110,679 for the three months ended March 31, 2024, and $210,272 and $340,421 for the nine months ended March 31, 2024 from our control and non-control/non-affiliate investments, respectively, within our Consolidated Statement of Operations. In accordance with Regulation S-X 6-07.01 Statement of Operations – Investment Income and to conform to the presentation for the three and nine months ended March 31, 2025, we have subsequently reclassified portions of the prior year interest income to separately state the amounts attributable to payment-in-kind interest income.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of March 31, 2025 and June 30, 2024, our qualifying assets as a percentage of total assets, stood at 83.74% and 83.78%, respectively.
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
Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific identification method. Amounts for investments traded but not yet settled are reported in Due to Broker or Due from Broker, in the Consolidated Statements of Assets and Liabilities. As of March 31, 2025 and June 30, 2024, we have no assets going through foreclosure.
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
Our non-CLO investments that are classified as Level 3 are valued utilizing a yield technique, enterprise value (“EV”) technique, asset recovery technique, discounted cash flow technique, or a combination of techniques, as appropriate. The yield technique uses loan spreads for loans and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the EV technique, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market (multiples) valuation approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent merger and acquisitions transactions, and/or a discounted cash flow technique. The asset recovery technique is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow technique converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The fair value measurement is based on the net present value indicated by current market expectations about those future amounts.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectability of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and payment-in-kind (“PIK”) interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of March 31, 2025 and June 30, 2024 approximately 0.6% and 0.3% of our total assets at fair value are in non-accrual status, respectively.
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
Structuring fees and certain other amendment or advisory fees are considered fees in exchange for the provision of certain services and are subject to the provisions of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). All other types of income are derived from lending or equity investments, which is recognized in accordance with ASC 310-20, Nonrefundable Fees and Other Costs. See Note 10. Other Income.

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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of March 31, 2025, we do not expect to have any excise tax due for the 2025 calendar year. Thus, we have not accrued any excise tax for this period.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2025, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations, and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2021 and thereafter remain subject to examination by the Internal Revenue Service.
Taxable Subsidiaries
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. As of March 31, 2025, and June 30, 2024, no net tax benefit was recorded since they did not result in a material provision for income taxes. As of March 31, 2025, and June 30, 2024, the net deferred tax asset was not material to the financial statements after taking into account valuation allowances.

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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of March 31, 2025 and June 30, 2024, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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

Note 3. Portfolio Investments
At March 31, 2025, we had investments in 114 long-term portfolio investments and CLOs, which had an amortized cost of $6,955,011 and a fair value of $6,901,364. At June 30, 2024, we had investments in 117 long-term portfolio investments and CLOs, which had an amortized cost of $7,447,174 and a fair value of $7,718,243.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $621,739 and $522,316 during the nine months ended March 31, 2025 and March 31, 2024, respectively. Debt repayments and considerations from sales of equity securities of approximately $857,347 and $339,450 were received during the nine months ended March 31, 2025 and March 31, 2024, respectively.
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
The following table shows the composition of our investment portfolio as of March 31, 2025 and June 30, 2024:

	March 31, 2025		June 30, 2024
	Cost	Fair Value	Cost	Fair Value
First Lien Revolving Line of Credit	$76,590	$76,650	$87,589	$86,544
First Lien Debt (1)	4,629,309	4,443,487	4,686,107	4,569,467
Second Lien Revolving Line of Credit	—	—	5,147	4,987
Second Lien Debt	949,219	722,697	1,219,482	1,038,882
Unsecured Debt	7,200	5,151	7,200	7,200
Subordinated Structured Notes	408,559	300,144	623,700	531,690
Equity	884,134	1,353,235	817,949	1,479,473
Total Investments	$6,955,011	$6,901,364	$7,447,174	$7,718,243
(1) First lien debt includes a loan that the Company classifies as “unitranche” and a loan classified as “first lien last out” The total amortized cost and fair value of the unitranche and/or last out loans were $118,458 and $95,368, respectively, as of March 31, 2025. The total amortized cost and fair value of the unitranche and/or last out loans were $22,359 and $22,413, respectively, as of June 30, 2024.

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of March 31, 2025:

	Level 1	Level 2	Level 3	Total
First Lien Revolving Line of Credit	$—	$—	$76,650	$76,650
First Lien Debt(1)	—	165,946	4,277,541	4,443,487
Second Lien Revolving Line of Credit	—	—	—	—
Second Lien Debt	—	38,516	684,181	722,697
Unsecured Debt	—	—	5,151	5,151
Subordinated Structured Notes	—	—	300,144	300,144
Equity	—	—	1,353,235	1,353,235
Total Investments	$—	$204,462	$6,696,902	$6,901,364
(1) First lien debt includes a loan that the Company classifies as “unitranche”. The total amortized cost and fair value of the unitranche loan was $118,458 and $95,368, respectively, as of March 31, 2025.

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
The following tables show the aggregate changes in the fair value of our Level 3 investments during the three months ended March 31, 2025:

	First Lien Revolving Line of Credit	First Lien Debt(2)	Second Lien Revolving Line of Credit	Second Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of December 31, 2024	$104,279	$4,484,328	$—	$729,716	$5,118	$416,368	$1,354,205	$7,094,014
Net realized gains (losses) on investments	—	17	—	(4)	3	(63,195)	—	(63,179)
Net change in unrealized gains (losses)	314	(70,389)	—	(3,061)	33	(39,102)	(47,605)	(159,810)
Net realized and unrealized gains (losses)	314	(70,372)	—	(3,065)	36	(102,297)	(47,605)	(222,989)
Purchases of portfolio investments(3)	19,645	111,792	—	536	—	—	45,028	177,001
Payment-in-kind interest	106	18,214	—	—	—	—	—	18,320
Accretion of discounts and premiums, net	9	178	—	187	—	—	—	374
Decrease to Subordinated Structured Notes cost, net(4)	—	—	—	—	—	(13,819)	—	(13,819)
Repayments and sales of portfolio investments(3)	(6,949)	(161,152)	—	—	(3)	(108)	—	(168,212)
Transfers within Level 3(1)(3)	(40,754)	39,147	—	—	—	—	1,607	—
Transfers out of Level 3(1)	—	(144,594)	—	(43,193)	—	—	—	(187,787)
Fair value as of March 31, 2025	$76,650	$4,277,541	$—	$684,181	$5,151	$300,144	$1,353,235	$6,696,902

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended March 31, 2025, two of our first lien notes and two of our second lien notes transferred out of Level 3 to Level 2 because inputs to the valuation became observable.
(2) First lien debt includes a loan that the Company classifies as “unitranche” and a loan classified as “first lien last out”. The total amortized cost and fair value of the unitranche and/or last out loans were $118,458 and $95,368, respectively, as of March 31, 2025. The total amortized cost and fair value of the unitranche and/or last out loans were $130,149 and $124,845, respectively, as of December 31, 2024.
(3) Includes reorganizations and restructuring of investments.
(4) Reduction to cost value of our Subordinated Structured Notes investments represents the difference between distributions received, or entitled to be received, for the three months ended March 31, 2025, of $17,091 and the effective yield interest income recognized on our Subordinated Structured Notes of $3,272.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The following tables show the aggregate changes in the fair value of our Level 3 investments during the nine months ended March 31, 2025:

	First Lien Revolving Line of Credit	First Lien Debt(2)	Second Lien Revolving Line of Credit	Second Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2024	$86,544	$4,519,816	$4,987	$1,038,882	$7,200	$531,690	$1,479,473	$7,668,592
Net realized (losses) gains on investments	—	(9,258)	—	(48,092)	7	(159,858)	6,367	(210,834)
Net change in unrealized gains (losses)	1,105	(66,862)	160	(46,055)	(2,049)	(16,408)	(192,425)	(322,534)
Net realized and unrealized gains (losses)	1,105	(76,120)	160	(94,147)	(2,042)	(176,266)	(186,058)	(533,368)
Purchases of portfolio investments(3)	43,664	442,775	(5,147)	1,263	—	—	60,277	542,832
Payment-in-kind interest	2,167	73,730	—	2,187	—	—	—	78,084
Accretion of discounts and premiums, net	47	3,963	—	1,066	—	—	—	5,076
Decrease to Subordinated Structured Notes cost, net(4)	—	—	—	—	—	(53,845)	—	(53,845)
Repayments and sales of portfolio investments(3)	(10,976)	(588,420)	—	(225,076)	(7)	(1,435)	(6,224)	(832,138)
Transfers within Level 3(1)(3)	(45,901)	36,935	—	3,199	—	—	5,767	—
Transfers out of Level 3(1)	—	(144,594)	—	(43,193)	—	—	—	(187,787)
Transfers into Level 3(1)	—	9,456	—	—	—	—	—	9,456
Fair value as of March 31, 2025	$76,650	$4,277,541	$—	$684,181	$5,151	$300,144	$1,353,235	$6,696,902

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the nine months ended March 31, 2025, two of our first lien notes and two of our second lien notes transferred out of Level 3 to Level 2 because inputs to the valuation became observable.
(2) First lien debt includes a loan that the Company classifies as “unitranche” and a loan classified as “first lien last out”. The total amortized cost and fair value of the unitranche and/or last out loans were $118,458 and $95,368, respectively, as of March 31, 2025. The total amortized cost and fair value of the unitranche and/or last out loans were $22,359 and $22,413, respectively, as of June 30, 2024.
(3) Includes reorganizations and restructuring of investments.
(4) Reduction to cost value of our Subordinated Structured Notes investments represents the difference between distributions received, or entitled to be received, for the nine months ended March 31, 2025, of $65,350 and the effective yield interest income recognized on our Subordinated Structured Notes of $11,505.
The following tables show the aggregate changes in the fair value of our Level 3 investments during the three months ended March 31, 2024:

	First Lien Revolving Line of Credit	First Lien Debt(2)	Second Lien Revolving Line of Credit	Second Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of December 31, 2023	$76,323	$4,351,278	$4,829	$1,177,221	$7,200	$601,491	$1,364,779	$7,583,121
Net realized (losses) gains on investments	—	(71,289)	—	—	—	259	1,186	(69,844)
Net change in unrealized (losses) gains	(250)	35,951	54	(16,724)	—	(6,537)	110,416	122,910
Net realized and unrealized (losses) gains	(250)	(35,338)	54	(16,724)	—	(6,278)	111,602	53,066
Purchases of portfolio investments(3)	4,370	147,598	—	2,357	—	—	32,500	186,825
Payment-in-kind interest	980	29,871	—	1,839	—	—	—	32,690
Accretion of discounts and premiums, net	11	704	2	560	—	—	—	1,277
Decrease to Subordinated Structured Notes cost, net(4)	—	—	—	—	—	(22,468)	—	(22,468)
Repayments and sales of portfolio investments(3)	(2,044)	(11,320)	—	(31,601)	—	(259)	(28,179)	(73,403)
Transfers out of Level 3(1)	—	(43,484)	—	(23,000)	—	—	—	(66,484)
Fair value as of March 31, 2024	$79,390	$4,439,309	$4,885	$1,110,652	$7,200	$572,486	$1,480,702	$7,694,624
(1) Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
(2) First lien debt includes a loan that the Company classifies as “unitranche” and a loan classified as “first lien last out.” The total amortized cost and fair value of the unitranche and/or last out loans and were $57,217 and $56,992, respectively, as of March 31, 2024. The total amortized cost and fair value of the unitranche and/or last out loans were $37,000 and $37,000, respectively, as of December 31, 2023.
(3)Includes reorganizations and restructuring of investments.
(4) Reduction to cost value of our Subordinated Structured Notes investments represents the difference between distributions received, or entitled to be received, for the three months ended March 31, 2024, of $27,216 and the effective yield interest income recognized on our Subordinated Structured Notes of $4,748.

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
(2) First lien debt includes a loan that the Company classifies as “unitranche” and a loan classified as “first lien last out.” The total amortized cost and fair value of the unitranche and/or last out loans and were $57,217 and $56,992, respectively, as of March 31, 2024. The total amortized cost and fair value of the unitranche and/or last out loans were $49,625 and $48,332, respectively, as of June 30, 2023.
(3)Includes reorganizations and restructuring of investments.
(4) Reduction to cost value of our Subordinated Structured Notes investments represents the difference between distributions received, or entitled to be received, for the nine months ended March 31, 2024, of $92,997 and the effective yield interest income recognized on our Subordinated Structured Notes of $30,317.
The three months ended March 31, 2025 and March 31, 2024, respectively net change in unrealized (losses) gains on the investments that use Level 3 inputs was $(159,088) and $64,529 for investments still held as of March 31, 2025 and March 31, 2024, respectively.
The nine months ended March 31, 2025 and March 31, 2024, respectively net change in unrealized (losses) gains on the investments that use Level 3 inputs was $(381,888) and $(60,212) for investments still held as of March 31, 2025 and March 31, 2024, respectively.
The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of March 31, 2025 and June 30, 2024:

	March 31, 2025			June 30, 2024
	Cost	Fair Value	% of Portfolio	Cost	Fair Value	% of Portfolio
Equity Real Estate Investment Trusts (REITs)	$916,079	$1,375,607	19.9%	$897,181	$1,485,332	19.1%
Consumer Finance	644,553	828,529	12.0%	623,033	728,320	9.4%
Healthcare Providers & Services	725,688	688,076	10.0%	739,721	821,921	10.6%
All Other Industries	4,668,691	4,009,152	58.1%	5,187,239	4,682,670	60.9%
Total	$6,955,011	$6,901,364	100.0%	$7,447,174	$7,718,243	100.0%
As of March 31, 2025 investments in California comprised 11.7% of our investments at fair value, with a cost of $1,071,090 and a fair value of $809,559. As of March 31, 2025 investments in Mississippi comprised 10.3% of our investments at fair value, with a cost of $465,731 and a fair value of $709,846. As of June 30, 2024 investments in California comprised 10.9% of our investments at fair value, with a cost of $970,217 and a fair value of $839,303. As of June 30, 2024 investments in Mississippi comprised 7.9% of our investments at fair value, with a cost of $456,138 and a fair value of $605,928.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2025 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (4)
First Lien Debt	$1,491,091	Discounted cash flow (Yield analysis)	Market yield	8.2%	to	30.9%	11.6%
First Lien Debt	896,049	Discounted cash flow	Discount Rate	6.3%	to	9.8%	7.2%
			Terminal Cap Rate	5.3%	to	8.3%	5.9%
First Lien Debt	657,947	Enterprise value waterfall (Market approach)	EBITDA multiple	4.8x	to	12.8x	11.0x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	13.0%	to	29.3%	15.2%
First Lien Debt	434,585	Enterprise value waterfall (Market approach)	Tangible book value multiple	3.0x	to	3.5x	3.5x
			Earnings multiple	9.5x	to	12.5x	12.5x
First Lien Debt	315,118	Enterprise value waterfall (Market approach)	EBITDA multiple	5.5x	to	10.3x	8.7x
First Lien Debt	223,090	Enterprise value waterfall (Market approach)	Revenue multiple	0.3x	to	2.0x	1.7x
First Lien Debt	117,419	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.1x	to	2.2x	1.9x
First Lien Debt	79,507	Enterprise value waterfall (Market approach)	Revenue multiple	0.3x	to	1.4x	0.7x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	14.8%	to	28.3%	16.4%
First Lien Debt	55,789	Enterprise value waterfall (Discounted cash flow)	Discount rate	6.3%	to	30.0%	6.5%
First Lien Debt (1)	53,000	Enterprise value waterfall	Discount rate (2)	11.0%	to	58.7%	17.2%
First Lien Debt	21,183	Discounted cash flow (Yield analysis)	Market yield	27.1%	to	27.1%	27.1%
		Option Pricing Model	Expected volatility	45.0%	to	55.0%	55.0%
		Enterprise value waterfall (Market approach)	EBITDA multiple	8.0x	to	9.0x	9.0x
First Lien Debt	9,413	Discounted cash flow (Yield analysis)	Market yield	17.5%	to	17.5%	17.5%
		Option Pricing Model	Expected volatility	45.0%	to	55.0%	55.0%
Second Lien Debt	660,939	Discounted cash flow (Yield analysis)	Market yield	11.3%	to	39.4%	15.6%
Second Lien Debt	14,091	Asset recovery analysis	Recoverable amount	n/a			n/a
Second Lien Debt	7,141	Enterprise value waterfall (Market approach)	EBITDA multiple	4.8x	to	7.8x	6.3x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	15.0%	to	17.0%	16.0%
Second Lien Debt	2,010	Enterprise value waterfall (Market approach)	EBITDA multiple	5.5x	to	6.5x	6.0x
Unsecured Debt	5,151	Enterprise value waterfall (Market approach)	EBITDA multiple	5.8x	to	7.0x	7.0x
Subordinated Structured Notes	300,144	Discounted cash flow	Discount rate (2)	16.1%	to	155.7%	18.9%
Preferred Equity	57,971	Enterprise value waterfall (Market approach)	EBITDA multiple	4.3x	to	9.5x	8.7x
Preferred Equity	10,918	Option Pricing Model	Expected volatility	60.0%	to	70.0%	70.0%
		Enterprise value waterfall (Market approach)	EBITDA multiple	5.8x	to	6.8x	6.8x
Preferred Equity	7,944	Enterprise value waterfall (Discounted cash flow)	Discount rate	6.3%	to	8.3%	6.3%
Preferred Equity	4,307	Enterprise value waterfall (Market approach)	Revenue multiple	0.3x	to	2.0x	1.1x
Common Equity/Interests/Warrants	403,657	Discounted cash flow	Discount rate	6.3%	to	9.8%	7.2%
			Terminal Cap Rate	5.3%	to	8.3%	5.9%
Common Equity/Interests/Warrants	344,416	Enterprise value waterfall (Market approach)	EBITDA multiple	3.8x	to	10.8x	9.1x

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (4)
Common Equity/Interests/Warrants	275,261	Enterprise value waterfall (Market approach)	Tangible book value multiple	3.0x	to	3.5x	3.5x
			Earnings multiple	9.5x	to	12.5x	12.5x
Common Equity/Interests/Warrants	154,181	Enterprise value waterfall (Market approach)	EBITDA multiple	7.0x	to	12.8x	10.6x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	13.0%	to	29.3%	18.3%
Common Equity/Interests/Warrants (1)	39,205	Enterprise value waterfall	Discount rate (2)	11.0%	to	58.7%	17.2%
Common Equity/Interests/Warrants (3)	36,696	Discounted cash flow	Discount rate	6.3%	to	9.8%	7.2%
			Terminal Cap Rate	5.3%	to	8.3%	5.9%
Common Equity/Interests/Warrants	12,097	Asset recovery analysis	Recoverable amount	n/a			n/a
Common Equity/Interests/Warrants	5,318	Enterprise value waterfall (Discounted cash flow)	Discount Rate	20.0%	to	30.0%	20.2%
Common Equity/Interests/Warrants	1,264	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.1x	to	2.2x	1.4x
Total Level 3 Investments	$6,696,902

(1)Represents the fair value of investments held by NPRC (see National Property REIT Corp section below) through its wholly owned subsidiary, National General Lending Limited (“NGL”), and valued using a discounted cash flow valuation technique.

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
The significant unobservable inputs used to value our investments based on the EV analysis may include market multiples of specified financial measures such as EBITDA, revenue, net income, or book value of identified guideline public companies, implied valuation multiples from precedent M&A transactions, and/or discount rates applied in a discounted cash flow technique. The independent valuation firm identifies a population of publicly traded companies with similar operations and key attributes to that of the portfolio company. Using valuation and operating metrics of these guideline public companies and/or as implied by relevant precedent transactions, a range of multiples of the latest twelve months EBITDA, or other measure such as net income or book value, is typically calculated. The independent valuation firm utilizes the determined multiples to estimate the portfolio company’s EV generally based on the latest twelve months EBITDA of the portfolio company (or other meaningful measure). Increases or decreases in the multiple would result in an increase or decrease, respectively, in EV which would result in an increase or decrease in the fair value measurement of the debt of controlled companies and/or equity investment, as applicable. In certain instances, a discounted cash flow analysis may be considered in estimating EV, in which case, discount rates based on a weighted average cost of capital and application of the capital asset pricing model may be utilized.
The significant unobservable inputs used to value our private REIT investments based on the discounted cash flow analysis is the discount rate and terminal capitalization rate applied to projected cash flows of the underlying properties. Increases or decreases in the discount rate and terminal capitalization rate would result in a decrease or increase, respectively, in the fair value measurement.

Changes in market yields, discount rates, capitalization rates or EBITDA (or other) multiples, each in isolation, may change the fair value measurement of certain of our investments. Generally, an increase in market yields, discount rates or capitalization rates, or a decrease in EBITDA (or other) multiples may result in a decrease in the fair value measurement of certain of our investments.
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
Changes in Valuation Techniques
During the nine months ended March 31, 2025, the valuation methodology for Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.) (“Aventiv”) for the Third Out Super Priority First Lien Term Loan changed from a combination of the yield analysis and market quotes to relying solely on market quotes, since market quotes were more active in the current period. The valuation methodology for the Second Out Super Priority First Lien Term Loan and Second Lien Term Loan changed from the yield analysis and a combination of the yield analysis and enterprise value waterfall, respectively, to solely the enterprise value waterfall, given the performance of Aventiv. The fair value of our investment in Aventiv’s Third Out Super Priority First Lien Term Loan, Second Out Super Priority First Lien Term Loan, and Second Lien Term Loan decreased to $19,339, $702, and $7,141, respectively, as of March 31, 2025, a discount of $6,053, $0, and $51,929, respectively, from its amortized cost, compared to the $54 unrealized premium, $0, and $10,573 unrealized discount, respectively, recorded at June 30, 2024.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

During the nine months ended March 31, 2025, the valuation methodology for Belnick, LLC (d/b/a The Ubique Group) changed from the yield analysis to the enterprise value waterfall given the decline in company performance and increase in net leverage. As a result, the fair value of our investment in Belnick, LLC decreased to $70,206 as of March 31, 2025, a discount of $11,906 from its amortized cost, compared to the $302 unrealized discount recorded at June 30, 2024.
During the nine months ended March 31, 2025, the valuation methodology for Discovery Point Retreat, LLC for the Series A Preferred Stock changed from relying solely on the enterprise value waterfall, to relying on a combination of the enterprise value waterfall and Black-Scholes Option Pricing Method, to consider the optionality of the equity position given PSEC’s limited control. As a result of this methodology change, the fair value of our investment in Discovery Point Retreat’s Series A Preferred Stock decreased to $10,918, as of March 31, 2025, a premium of $2,968 from its amortized cost, compared to the $7,950 unrealized premium recorded at June 30, 2024.
During the nine months ended March 31, 2025, the valuation methodology for Nexus Buyer LLC (“IntraFi”) changed from relying on a combination of the yield analysis and market quotes, to relying solely on market quotes, since market quotes were more active in the current period. As a result of the quoted prices, the fair value of our investment is $21,500, as of March 31, 2025, which is equal to its amortized cost. The fair value of the investment at June 30, 2024 also equaled amortized cost.
During the nine months ended March 31, 2025, the valuation methodology for Shutterfly Finance, LLC for the Second Lien Term Loan changed from relying on a combination of the yield analysis and market quotes, to relying solely on market quotes, since market quotes were more active in the current period. As a result of the quoted prices, the fair value of our investment in the Second Lien Term Loan increased to $17,016, as of March 31, 2025, a discount of $2,063 from its amortized cost, compared to the $2,696 unrealized discount recorded at June 30, 2024.
During the nine months ended March 31, 2025, the valuation methodology for WellPath Holdings, Inc. (“WellPath”) for the First Lien Term Loan and Second Lien Term Loan changed from a combination of the yield analysis and market quotes for the First Lien Term Loan and the yield analysis for the Second Lien Term Loan, to both relying solely on the enterprise value waterfall to reflect the attributable recovery post Chapter 11 bankruptcy filed on November 11, 2024. As a result of this expected recovery, the fair value of our investment in WellPath’s First Lien Term Loan and Second Lien Term Loan is $15,143 and $2,010, respectively, as of March 31, 2025, a premium of $2,502 and a discount of $34,315, respectively, from its amortized cost, compared to the $1,341 and $12,772 unrealized discount, respectively, recorded at June 30, 2024.
Credit Quality Indicators and Undrawn Commitments
As of March 31, 2025, $4,000,460 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR or SOFR floors ranging from 0.0% - 5.5%. As of March 31, 2025, $1,247,525 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 6.0% to 18.0%. As of June 30, 2024, $4,592,731 of our loans to portfolio companies, at fair value, bore interest at floating rates and have LIBOR or SOFR floors ranging from 0.0% to 5.5%. As of June 30, 2024, $1,114,349 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 6.0% to 20.0%.
As of March 31, 2025 and June 30, 2024, the cost basis of our loans on non-accrual status amounted to $326,600 and $215,880 respectively, with fair value of $45,253 and $25,327, respectively. The fair values of these investments represent approximately 0.6% and 0.3% of our total assets at fair value as of March 31, 2025 and June 30, 2024, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of March 31, 2025 and June 30, 2024, we had $42,585 and $34,771, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies of which $17,300 and $2,215 are considered at the Company’s sole discretion. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of March 31, 2025 and June 30, 2024 as they were all floating rate instruments that repriced frequently.
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
During the nine months ended March 31, 2025, we provided $71,427 of debt financing to NPRC to fund real estate capital expenditures and provide working capital.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

During the nine months ended March 31, 2025, we received partial repayments of $213,386 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
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
The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of March 31, 2025, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 20 investments with a fair value of $72,759 and face value of $95,438. The average outstanding note is approximately $4,772 with an expected maturity date ranging from July 2028 to July 2034 and weighted-average expected maturity of 5 years as of March 31, 2025. Coupons range from three-month SOFR (“3M”) plus 5.31% to 9.23% with a weighted-average coupon of 3M + 6.92%. As of March 31, 2025, our senior secured term loan debt and common equity investments in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $90,044. As of March 31, 2025, based on outstanding notional balance, 45.0% of the portfolio was invested in Single - B or below rated tranches and 55.0% of the portfolio in BB or above rated tranches.
As of March 31, 2025, investments held by certain of NPRC’s wholly-owned subsidiaries was comprised of a residual interest in one securitization valued at $1,083 and other assets valued at $1,078 for an aggregate fair value of $2,161.
As of March 31, 2025, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $969,079 and a fair value of $1,428,607. The fair value of $1,336,404 related to NPRC’s real estate portfolio was comprised of forty-seven multi-family properties, five student housing properties, four senior living properties, and two commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of March 31, 2025:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Taco Bell, OK	Yukon, OK	6/4/2014	$1,719	$—
2	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
3	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	21,569
4	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	22,945
5	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	43,656
6	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	25,935
7	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	21,372
8	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	31,810
9	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	27,625
10	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	17,195
11	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	40,509
12	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,162
13	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,337
14	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	30,164
15	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,350
16	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	151,013
17	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	87,404
18	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	15,219
19	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	53,466
20	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,499
21	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	35,347
22	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
23	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	58,393
24	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,173
25	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
26	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,442

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
27	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
28	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
29	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	77,821
30	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,524
31	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,411
32	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
33	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	38,843
34	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
35	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
36	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
37	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
38	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
39	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000
40	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
41	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,975
42	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,955
43	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,203
44	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,601
45	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	106,850
46	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	70,723
47	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
48	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	36,640
49	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	29,578
50	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	24,264
51	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
52	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
53	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
54	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
55	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
56	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,566
57	NPRC Apex Holdings LLC	Cincinnati, OH	1/19/2024	34,225	27,712
58	NPRC Parkton Holdings LLC	Cincinnati, OH	1/19/2024	45,775	37,090
				$2,534,216	$2,194,716
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
For the nine months ended March 31, 2025 and March 31, 2024, NPRC was deemed to be a significant subsidiary due to income and investment value. The following table shows summarized income statement information for NPRC for the periods included in this quarterly report:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
Summary Statement of Operations	2025	2024	2025	2024
Total income	$91,855	$111,993	$333,476	$365,564
Operating expenses	(43,387)	(59,385)	(164,319)	(170,384)
Operating income	48,468	52,608	169,157	195,180
Interest expense	(52,925)	(65,196)	(179,162)	(203,820)
Depreciation and amortization	(27,993)	(25,569)	(84,334)	(79,372)
Fair value adjustment	(19,371)	5,447	(26,777)	(6,635)
Net (loss)	$(51,821)	$(32,710)	$(121,116)	$(94,647)

During the nine months ended March 31, 2025, First Tower Finance Company LLC (“First Tower Finance”) was deemed a significant subsidiary due to income. During the nine months ended March 31, 2024, First Tower Finance Company LLC (“First Tower Finance”) was not deemed a significant subsidiary due to income. The following table shows First Tower Finance summarized income statement information for the periods included within this quarterly report:

	Three Months Ended March 31,		Nine Months Ended March 31,
Summary Statement of Operations	2025	2024	2025	2024
Total income	$78,928	$74,629	$237,445	$229,664
Gross profit	$18,038	$8,614	$56,481	$34,468
Net (loss)	$(3,725)	$(11,999)	$(8,851)	$(29,694)

During the nine months ended March 31, 2025, InterDent, Inc. (“InterDent”) was deemed a significant subsidiary due to income. During the nine months ended March 31, 2024, InterDent, Inc. (“InterDent”) was not deemed a significant subsidiary due to income. The following table shows InterDent summarized income statement information for the periods included within this quarterly report:

	Three Months Ended March 31,		Nine Months Ended March 31,
Summary Statement of Operations	2025	2024	2025	2024
Total income	$80,799	$80,628	$241,094	$239,186
Gross profit	13,176	14,057	40,047	35,550
Net (loss)	$(10,042)	$(7,102)	$(31,519)	$(16,378)

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 4. Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, PCF, a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective June 28, 2024, we completed an extension and upsizing of the revolving credit facility (the “Revolving Credit Facility”). The lenders have extended commitments of $2,121,500 as of March 31, 2025. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $2,250,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extended the maturity date to June 28, 2029 and the revolving period through June 28, 2028, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements, among other items. The Revolving Credit Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. As of March 31, 2025, we were in compliance with the applicable covenants of the Revolving Credit Facility.
The interest rate on borrowings under the Revolving Credit Facility is one-month SOFR plus 205 basis points. Additionally, the lenders charge a fee on the unused portion of the revolving credit facility amount equal to either 40 basis points if more than 60% of the revolving credit facility amount is drawn, 70 basis points if more than 35% and an amount less than or equal to 60% of the revolving credit facility amount is drawn, or 150 basis points if an amount less than or equal to 35% of the revolving credit facility amount is drawn. The Revolving Credit Facility requires us to pledge assets as collateral in order to borrow under the Revolving Credit Facility. As of March 31, 2025, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility, had an aggregate fair value of $2,530,580, which represents 36.4% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $2,121,500. The release of any assets from PCF requires the approval of the facility agent.
For the three and nine months ended March 31, 2025, and March 31, 2024, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Average stated interest rate	6.37%	7.38%	6.86%	7.36%
Average outstanding balance	$733,302	$1,036,938	$774,279	$1,055,219
As of March 31, 2025 and June 30, 2024, we had $953,965 and $830,124, respectively, available to us for borrowing under the Revolving Credit Facility, net of $459,963 and $794,796 outstanding borrowings as of the respective balance sheet dates.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $38,278 of fees, all of which are being amortized over the term of the facility. As of March 31, 2025 and June 30, 2024, $20,018 and $22,975, respectively, of the fees remain to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended March 31, 2025 and March 31, 2024, we recorded $15,423 and $21,849, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the nine months ended March 31, 2025 and March 31, 2024, we recorded $51,312 and $66,555, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 5. Convertible Notes
On March 1, 2019, we issued $175,000 aggregate principal amount of senior convertible notes that mature on March 1, 2025 (the “2025 Notes”), unless previously converted or repurchased in accordance with their terms. We granted the underwriters a 13-day over-allotment option to purchase up to an additional $26,250 aggregate principal amount of the 2025 Notes. The underwriters fully exercised the over-allotment option on March 11, 2019 and we issued $26,250 aggregate principal amount of 2025 Notes at settlement on March 13, 2019. The 2025 Notes bore interest at a rate of 6.375% per year, payable semi-annually on March 1 and September 1 each year, beginning September 1, 2019. Total proceeds from the issuance of the 2025 Notes, net of underwriting discounts and offering costs, were $198,674.
As of June 30, 2024, the outstanding aggregate principal amount of the 2025 Notes was $156,168. On March 3, 2025 we repaid the remaining outstanding principal amount of $156,168 of the 2025 Notes, plus interest, at maturity.
Following the maturity of the 2025 Notes, none of the 2025 Notes remained outstanding.
As of March 31, 2025 and June 30, 2024, $0 and $395 of the original issue discount and $0 and $254, respectively, of the debt issuance costs remain to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended March 31, 2025 and March 31, 2024, we recorded $1,826 and $2,722, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the nine months ended March 31, 2025 and March 31, 2024, we recorded $7,287 and $8,159, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
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
During the three months ended March 31, 2025, we repurchased $33,325 aggregate principal amount of the 2026 Notes at a weighted average price of 97.61%, including commissions, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $693 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 2026 Notes.
During the nine months ended March 31, 2025, we repurchased $57,053 aggregate principal amount of the 2026 Notes at a weighted average price of 97.44%, including commissions, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $1,264 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 2026 Notes.
As of March 31, 2025 and June 30, 2024, the outstanding aggregate principal amount of the 2026 Notes were $342,947 and $400,000, respectively.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

3.364% 2026 Notes
On May 27, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on November 15, 2026 (the “3.364% 2026 Notes”). The 3.364% 2026 Notes bear interest at a rate of 3.364% per year, payable semi-annually on November 15, and May 15 of each year, beginning on November 15, 2021. Total proceeds from the issuance of the 3.364% 2026 Notes, net of underwriting discounts and offering costs, were $293,283. As of March 31, 2025 and June 30, 2024, the outstanding aggregate principal amount of the 3.364% 2026 Notes were $300,000 and $300,000, respectively.
3.437% 2028 Notes
On September 30, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on October 15, 2028 (the “3.437% 2028 Notes”). The 3.437% 2028 Notes bear interest at a rate of 3.437% per year, payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2022. Total proceeds from the issuance of the 3.437% 2028 Notes, net of underwriting discounts and offering costs, were $291,798. As of March 31, 2025 and June 30, 2024, the outstanding aggregate principal amount of the 3.437% 2028 Notes were $300,000 and $300,000, respectively.
The 6.375% 2024 Notes, the 2026 Notes, the 3.364% 2026 Notes, and the 3.437% 2028 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $13,133 and debt issuance costs of $12,521, which are being amortized over the term of the notes. As of March 31, 2025 and June 30, 2024, $4,706 and $6,462 of the original issue discount and $4,135 and $5,971, respectively, of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended March 31, 2025 and March 31, 2024, we recorded $9,580 and $10,178, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the nine months ended March 31, 2025 and March 31, 2024, we recorded $29,306 and $32,739, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.

Note 7. Prospect Capital InterNotes®
On February 13, 2020, we entered into a selling agent agreement with InspereX LLC (formerly known as “Incapital LLC”) (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with previously authorized selling agent agreements, the “InterNotes® Offerings”). On February 8, 2023, our Board of Directors reauthorized $1,000,000 of Prospect Capital InterNotes® for sale under the Selling Agent Agreement. Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of March 31, 2025, $642,898 aggregate principal amount of Prospect Capital InterNotes® were outstanding.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the nine months ended March 31, 2025, we issued $145,859 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $143,779. These notes were issued with stated interest rates ranging from 6.50% to 7.75% with a weighted average interest rate of 7.14%. These notes will mature between July 15, 2027 and December 15, 2034. The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2025:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$57,252	6.50% – 7.25%	6.94%	July 15, 2027 – April 15, 2028
5	47,155	6.75% – 7.50%	7.16%	July 15, 2029 – April 15, 2030
10	41,452	7.00% – 7.75%	7.39%	July 15, 2034 – December 15, 2034
	$145,859

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

During the nine months ended March 31, 2024, we issued $94,165 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $92,733. These notes were issued with stated interest rates ranging from 5.75% to 8.00% with a weighted average interest rate of 7.13%. These notes will mature between July 15, 2026 and November 15, 2043.

The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2024:

Tenor at Origination (in years)	Principal Amount	Interest Rate	Weighted Average Interest Rate	Maturity Date Range
3	$30,025	5.75% - 7.25%	6.57%	July 15, 2026 – March 15, 2027
5	27,484	6.75% - 7.75%	7.20%	November 15, 2028 – March 15, 2029
6	899	6.00% - 6.25%	6.02%	July 15, 2029 – November 15, 2029
7	6,467	7.50% - 8.00%	7.87%	November 15, 2030 – December 15, 2030
10	27,384	6.25% - 8.00%	7.56%	July 15, 2033 – March 15, 2034
20	1,906	6.50% - 7.50%	6.58%	July 15, 2043 – November 15, 2043
	$94,165
During the nine months ended March 31, 2025, we repaid $5,490 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option of the InterNotes®. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the nine months ended March 31, 2025 was $136.

The following table summarizes the Prospect Capital InterNotes® outstanding as of March 31, 2025:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$120,190	5.00% – 7.25%	6.74%	October 15, 2025 – April 15, 2028
5	190,347	2.25% – 7.75%	5.23%	January 15, 2026 – April 15, 2030
6	18,337	3.00% – 6.25%	3.56%	June 15, 2027 – November 15, 2029
7	34,406	2.75% – 8.00%	4.06%	January 15, 2028 – December 15, 2030
8	3,190	3.40% – 3.50%	3.45%	June 15, 2029 – July 15, 2029
10	163,609	3.15% – 8.00%	5.86%	August 15, 2029 – December 15, 2034
12	13,446	3.70% – 4.00%	3.95%	June 15, 2033 – July 15, 2033
15	13,631	3.50% – 4.50%	3.84%	July 15, 2036 – February 15, 2037
18	2,949	4.50% – 5.50%	4.82%	January 15, 2031 – April 15, 2031
20	3,864	5.75% – 7.50%	6.23%	November 15, 2032 – November 15, 2043
25	7,341	6.25% – 6.50%	6.37%	November 15, 2038 – May 15, 2039
30	71,588	4.00% – 6.63%	5.38%	November 15, 2042 – March 15, 2052
Principal Outstanding	$642,898
Less Discounts
Unamortized Debt Issuance	(8,975)
Carrying Amount	$633,923

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
During the three months ended March 31, 2025 and March 31, 2024, we recorded $9,322 and $5,092, respectively, of interest costs and amortization of financings costs on the Prospect Capital InterNotes® as interest expense.
During the nine months ended March 31, 2025 and March 31, 2024, we recorded $25,985 and $13,025, respectively, of interest costs and amortization of financings costs on the Prospect Capital InterNotes® as interest expense.
Note 8. Fair Value and Maturity of Debt Outstanding
As of March 31, 2025, our asset coverage ratio stood at 338.2% based on the outstanding principal amount of our senior securities representing indebtedness of $2,045,808 and our asset coverage ratio on our senior securities that are stock was 181.0%. As of June 30, 2024, our asset coverage ratio stood at 315.5% based on the outstanding principal amount of our senior securities representing indebtedness of $2,454,992 and our asset coverage ratio on our senior securities that are stock was 184.8%. See Note 9. Equity Offerings, Offering Expenses and Distributions for additional discussion on our senior securities that are stock.
Information about our senior securities is shown in the following table as of the end of each of the last ten fiscal years and as of March 31, 2025 (All figures in this item are in thousands except per unit data):

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Credit Facility
Fiscal 2025 (as of March 31, 2025)	$459,963	$15,042	—	—
Fiscal 2024 (as of June 30, 2024)	794,796	9,746	—	—
Fiscal 2023 (as of June 30, 2023)	1,014,703	7,639	—	—
Fiscal 2022 (as of June 30, 2022)	839,464	9,015	—	—
Fiscal 2021 (as of June 30, 2021)	356,937	17,408	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Fiscal 2020 (as of June 30, 2020)	237,536	22,000	—	—
Fiscal 2019 (as of June 30, 2019)	167,000	34,298	—	—
Fiscal 2018 (as of June 30, 2018)	37,000	155,503	—	—
Fiscal 2017 (as of June 30, 2017)	—	—	—	—
Fiscal 2016 (as of June 30, 2016)	—	—	—	—
Fiscal 2015 (as of June 30, 2015)	368,700	18,136	—	—

2015 Notes(4)
Fiscal 2015 (as of June 30, 2015)	$150,000	$2,241	—	—

2016 Notes(5)
Fiscal 2016 (as of June 30, 2016)	$167,500	$2,269	—	—
Fiscal 2015 (as of June 30, 2015)	167,500	2,241	—	—

2017 Notes(6)
Fiscal 2017 (as of June 30, 2017)	$50,734	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	129,500	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	130,000	2,241	—	—

2018 Notes(7)
Fiscal 2017 (as of June 30, 2017)	$85,419	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—

2019 Notes(8)
Fiscal 2018 (as of June 30, 2018)	$101,647	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	200,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—

5.00% 2019 Notes(9)
Fiscal 2018 (as of June 30, 2018)	$153,536	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	300,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	300,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	300,000	2,241	—	—

2020 Notes(12)
Fiscal 2019 (as of June 30, 2019)	$224,114	$2,365	—	—
Fiscal 2018 (as of June 30, 2018)	392,000	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	392,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	392,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	392,000	2,241	—	—

2022 Notes(16)
Fiscal 2022 (as of June 30, 2022)	$60,501	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	111,055	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	258,240	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	328,500	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	328,500	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	225,000	2,251	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)

2023 Notes(10)(17)
Fiscal 2022 (as of June 30, 2022)	$284,219	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	284,219	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	319,145	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	318,863	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	318,675	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	248,507	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	248,293	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	248,094	2,241	—	—

2024 Notes(13)
Fiscal 2020 (as of June 30, 2020)	$233,788	$2,408	—	$959
Fiscal 2019 (as of June 30, 2019)	234,443	2,365	—	1,002
Fiscal 2018 (as of June 30, 2018)	199,281	2,452	—	1,029
Fiscal 2017 (as of June 30, 2017)	199,281	2,251	—	1,027
Fiscal 2016 (as of June 30, 2016)	161,364	2,269	—	951

6.375% 2024 Notes(10)(18)
Fiscal 2023 (as of June 30, 2023)	$81,240	$2,970	—	—
Fiscal 2022 (as of June 30, 2022)	81,240	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	81,389	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	99,780	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	99,726	2,365	—	—

2025 Notes(19)
Fiscal 2024 (as of June 30, 2024)	156,168	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	156,168	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	156,168	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	156,168	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	201,250	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	201,250	2,365	—	—

2026 Notes
Fiscal 2025 (as of March 31, 2025)	$342,947	$3,382	—	—
Fiscal 2024 (as of June 30, 2024)	400,000	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	400,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	400,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	400,000	2,740	—	—

3.364% 2026 Notes
Fiscal 2025 (as of March 31, 2025)	$300,000	$3,382	—	—
Fiscal 2024 (as of June 30, 2024)	300,000	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	300,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	300,000	2,740	—	—

3.437% 2028 Notes
Fiscal 2025 (as of March 31, 2025)	$300,000	$3,382	—	—
Fiscal 2024 (as of June 30, 2024)	300,000	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	300,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)

2028 Notes(14)
Fiscal 2020 (as of June 30, 2020)	$70,761	$2,408	—	$950
Fiscal 2019 (as of June 30, 2019)	70,761	2,365	—	984
Fiscal 2018 (as of June 30, 2018)	55,000	2,452	—	1,004

2029 Notes(15)
Fiscal 2021 (as of June 30, 2021)	$69,170	$2,740	—	$1,028
Fiscal 2020 (as of June 30, 2020)	69,170	2,408	—	970
Fiscal 2019 (as of June 30, 2019)	69,170	2,365	—	983

Prospect Capital InterNotes®
Fiscal 2025 (as of March 31, 2025)	$642,898	$3,382	—	—
Fiscal 2024 (as of June 30, 2024)	504,028	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	358,105	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	347,564	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	508,711	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	680,229	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	707,699	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	760,924	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	980,494	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	908,808	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	827,442	2,241	—	—

Floating Rate Preferred Stock
Fiscal 2025 (as of March 31, 2025)	$229,780	$45	$25	$—
Fiscal 2024 (as of June 30, 2024)	129,198	46	25	—

7.50% Preferred Stock
Fiscal 2025 (as of March 31, 2025)	$30,576	$45	$25	$—

6.50% Preferred Stock
Fiscal 2025 (as of March 31, 2025)	$665,117	$45	$25	$—
Fiscal 2024 (as of June 30, 2024)	704,044	46	25	—
Fiscal 2023 (as of June 30, 2023)	533,216	47	25	—

5.50% Preferred Stock
Fiscal 2025 (as of March 31, 2025)	$720,322	$45	$25	—
Fiscal 2024 (as of June 30, 2024)	772,133	46	25	—
Fiscal 2023 (as of June 30, 2023)	870,268	47	25	—
Fiscal 2022 (as of June 30, 2022)	590,197	54	25	—
Fiscal 2021 (as of June 30, 2021)	137,040	65	25	—

5.35% Preferred Stock
Fiscal 2025 (as of March 31, 2025)	$131,279	$45	$25	$17.66
Fiscal 2024 (as of June 30, 2024)	131,279	46	$25	17.25
Fiscal 2023 (as of June 30, 2023)	149,066	47	$25	15.98
Fiscal 2022 (as of June 30, 2022)	150,000	54	$25	21.08

All Senior Securities(10)(11)
Fiscal 2025 (as of March 31, 2025)	$3,822,882	$1,810	—	—
Fiscal 2024 (as of June 30, 2024)	4,191,646	1,848	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Fiscal 2023 (as of June 30, 2023)	4,162,766	1,862	—	—
Fiscal 2022 (as of June 30, 2022)	3,509,353	2,156	—	—
Fiscal 2021 (as of June 30, 2021)	2,404,689	2,584	—	—
Fiscal 2020 (as of June 30, 2020)	2,169,899	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	2,421,526	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	2,346,563	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	2,681,435	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	2,707,465	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	2,983,736	2,241	—	—

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
(11)While we do not consider commitments to fund under revolving arrangements to be Senior Securities, if we were to elect to treat such unfunded commitments, which were $42,585 as of March 31, 2025 as Senior Securities for purposes of Section 18 of the 1940 Act, our asset coverage per unit would be $1,790.
(12)We repaid the outstanding principal amount of the 2020 Notes on April 15, 2020.
(13)We redeemed the 2024 Notes on February 16, 2021.
(14)We redeemed the 2028 Notes on June 15, 2021.
(15)We redeemed the 2029 Notes on December 30, 2021.
(16)We redeemed the 2022 Notes on July 15, 2022.
(17)We redeemed the 2023 Notes on March 15, 2023.
(18)We redeemed the 6.375% 2024 Notes on January 16, 2024.
(19)We repaid the outstanding principal amount of the 2025 Notes on March 3, 2025.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The following table shows our outstanding debt as of March 31, 2025:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value		Effective Interest Rate
Revolving Credit Facility		$459,963	$20,018	$459,963	(1)	$459,963	(2)	1M SOFR +	2.05%	(5)

2026 Notes		342,947	1,609	341,338		334,936	(3)	3.99%		(6)
3.364%	2026 Notes	300,000	2,374	297,626		278,658	(3)	3.87%		(6)
3.437%	2028 Notes	300,000	4,858	295,142		258,984	(3)	3.93%		(6)
Public Notes		942,947		934,106		872,578

Prospect Capital InterNotes®		642,898	8,975	633,923		622,523	(4)	5.53%		(7)
Total		$2,045,808		$2,027,992		$1,955,064
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
(7)For the Prospect Capital InterNotes®, the rate presented is the weighted average effective interest rate. Interest expense and deferred debt issuance costs, which are amortized on a straight-line method over the stated life of the obligation which approximates level yield, are weighted against the average outstanding principal balance.

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

(2)The fair value of the Revolving Credit Facility is equal to its carrying value because the revolver is a floating rate facility that reprices to a market rate frequently. The fair value is categorized as Level 3 under ASC 820.
(3)We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes. The fair value of these debt obligations are categorized as Level 1 under ASC 820.
(4)The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread based on observable market inputs. The fair value of these debt obligations are categorized as Level 3 under ASC 820.
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
The following table shows the contractual maturities by fiscal year of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of March 31, 2025:

	Payments Due by Fiscal Year ending June 30,
	Total	Remainder of 2025	2026	2027	2028	2029	After 5 Years
Revolving Credit Facility	$459,963	$—	$—	$—	$—	$459,963	$—
Public Notes	942,947	—	342,947	300,000	—	300,000	—
Prospect Capital InterNotes®	642,898	—	38,197	127,863	72,455	72,609	331,774
Total Contractual Obligations	$2,045,808	$—	$381,144	$427,863	$72,455	$832,572	$331,774
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
Each series of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock, 7.50% Preferred Stock and Series A Preferred Stock ranks (with respect to the payment of dividends and rights upon liquidation, dissolution or winding up) (a) senior to our common stock, (b) on parity with each other series of our preferred stock, and (c) junior to our existing and future secured and unsecured indebtedness. See Note 8. Fair Value and Maturity of Debt Outstanding for further discussion on our senior securities.
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
During the three months ended March 31, 2025 and nine months ended March 31, 2025, we did not repurchase shares of Series A Preferred Stock.
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
During the three months ended March 31, 2025, we exchanged an aggregate of 14,280 Series M1 Preferred Stock for an aggregate of 14,280 newly-issued Series M4 Preferred Stock and we exchanged an aggregate of 41,574 Series M3 Preferred Stock for an aggregate of 29,574 and 12,000 of newly-issued Series M4 Preferred Stock and newly-issued Series M5 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act.
During the nine months ended March 31, 2025, we exchanged an aggregate of 152,898 Series M1 Preferred Stock for an aggregate of 10,842 and 142,054 newly-issued Series M3 Preferred Stock and Series M4 Preferred Stock, respectively, and we exchanged an aggregate of 277,080 Series M3 Preferred Stock for an aggregate of 265,078 and 12,000 of newly-issued Series M4 Preferred Stock and newly-issued Series M5 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act.
The Series M3 Preferred Stock, Series M4 Preferred Stock, and Series M5 Preferred Stock issued in the exchanges were issued in each case to an existing security holder of the Company exclusively in exchange for such holder’s securities. No commission or other remuneration was paid or given for soliciting the exchange. Stockholders who exchange Series M1 Preferred Stock for Series M3 Preferred Stock or Series M4 Preferred Stock or Series M3 Preferred Stock for Series M4 Preferred Stock or Series M5 Preferred Stock will receive unpaid dividends on their Series M1 Preferred Stock or Series M3 Preferred Stock accrued to, but not including, the Exchange Exercise Date, plus any fractional amount of a Series M1 Preferred Stock or Series M3 Preferred Stock exchanged multiplied by $25.00 in cash. Upon settlement, the carrying amount (including any premiums or discounts and a proportional amount of any issuance costs) of the Series M1 Preferred Stock or Series M3 Preferred Stock are reclassified to Series M3 Preferred Stock, Series M4 Preferred stock, or Series M5 Preferred Stock, with no gain or loss recognized.
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
For so long as the Series A Preferred Stock, the Floating Rate Preferred Stock, or 7.50% Preferred Stock are outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, if dividends on the Preferred Stock have accumulated and been unpaid for a period of two years, a possibility of redemption outside of the Company’s control exists and, in accordance with ASC 480, we have presented our 5.50% Preferred Stock, 6.50% Preferred Stock, and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of March 31, 2025 and June 30, 2024.
The Floating Rate Preferred Stock and 7.50% Preferred Stock are redeemable at the election of the holder at any time; therefore, is probable of redemption outside of the Company’s control. As a result, the Floating Rate Preferred Stock and 7.50% Preferred Stock are classified within temporary equity on our Consolidated Statement of Assets and Liabilities as of March 31, 2025 and are accreted to redemption value upon issuance. Accretion to redemption value is treated as an adjustment to net increase (decrease) in net assets resulting from operations applicable to common stockholders on our Consolidated Statement of Operations.
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
Our distributions to our 5.50% Preferred Stock holders, 6.50% Preferred Stock holders, Floating Rate Preferred Stock holders and 5.35% Series A Preferred Stock holders for the nine months ended March 31, 2025 and March 31, 2024, are summarized in the following table:

Declaration Date	Record Date	Payment Date	Amount ($ per share), before pro ration for partial periods	Amount Distributed
5.50% Preferred Stock holders
5/8/2024	7/17/2024	8/1/2024	$0.114583	$3,516
5/8/2024	8/15/2024	9/3/2024	0.114583	3,491
8/28/2024	9/18/2024	10/1/2024	0.114583	3,430
8/28/2024	10/16/2024	11/1/2024	0.114583	3,406
8/28/2024	11/20/2024	12/2/2024	0.114583	3,394
11/8/2024	12/18/2024	1/2/2025	0.114583	3,376
11/8/2024	1/22/2025	2/3/2025	0.114583	3,361
11/8/2024	2/19/2025	3/3/2025	0.114583	3,341
2/10/2025	3/29/2025	4/1/2025	0.114583	3,307
Distributions for the nine months ended March 31, 2025				$30,622

5/9/2023	7/19/2023	8/1/2023	$0.114583	$3,968
5/9/2023	8/16/2023	9/1/2023	0.114583	3,961
8/29/2023	9/20/2023	10/2/2023	0.114583	3,907
8/29/2023	10/18/2023	11/1/2023	0.114583	3,883
8/29/2023	11/15/2023	12/1/2023	0.114583	3,879
11/8/2023	12/20/2023	1/2/2024	0.114583	3,854
11/8/2023	1/17/2024	2/1/2024	0.114583	3,845
11/8/2023	2/21/2024	3/1/2024	0.114583	3,831
2/8/2024	3/20/2024	4/1/2024	0.114583	3,821
Distributions for the nine months ended March 31, 2024				$34,949

6.50% Preferred Stock holders
5/8/2024	7/17/2024	8/1/2024	$0.135417	$3,803
5/8/2024	8/15/2024	9/3/2024	0.135417	3,785
8/28/2024	9/18/2024	10/1/2024	0.135417	3,749
8/28/2024	10/16/2024	11/1/2024	0.135417	3,702
8/28/2024	11/20/2024	12/2/2024	0.135417	3,696
11/8/2024	12/18/2024	1/2/2025	0.135417	3,686
11/8/2024	1/22/2025	2/3/2025	0.135417	3,665
11/8/2024	2/19/2025	3/3/2025	0.135417	3,627
2/10/2025	3/29/2025	4/1/2025	0.135417	3,607
Distributions for the nine months ended March 31, 2025				$33,320

5/9/2023	7/19/2023	8/1/2023	0.135417	$2,978
5/9/2023	8/16/2023	9/1/2023	0.135417	3,111
8/29/2023	9/20/2023	10/2/2023	0.135417	3,279
8/29/2023	10/18/2023	11/1/2023	0.135417	3,375
8/29/2023	11/15/2023	12/1/2023	0.135417	3,512

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Declaration Date	Record Date	Payment Date	Amount ($ per share), before pro ration for partial periods	Amount Distributed
11/8/2023	12/20/2023	1/2/2024	0.135417	3,627
11/8/2023	1/17/2023	2/1/2024	0.135417	3,719
11/8/2023	2/21/2024	3/1/2024	0.135417	3,749
2/8/2024	3/20/2024	4/1/2024	0.135417	3,777
Distributions for the nine months ended March 31, 2024				$31,127

Floating Rate Preferred Stock holders
5/8/2024	7/17/2024	8/1/2024	$0.152550	$876
5/8/2024	8/15/2024	9/3/2024	0.152550	1,052
8/28/2024	9/18/2024	10/1/2024	0.151584	1,111
8/28/2024	10/16/2024	11/1/2024	0.151584	1,225
8/28/2024	11/20/2024	12/2/2024	0.151584	1,314
11/8/2024	12/18/2024	1/2/2025	0.138583	1,262
11/8/2024	1/22/2025	2/3/2025	0.138583	$1,290
11/8/2024	2/19/2025	3/3/2025	0.138583	$1,276
2/10/2025	3/29/2025	4/1/2025	0.135417	$1,231
Distributions for the nine months ended March 31, 2025				$10,637

Floating Rate Preferred Stock holders
1/25/2024	2/21/2024	3/1/2024	$0.152830	$81
2/8/2024	3/20/2024	4/1/2024	0.152564	227
Distributions for the nine months ended March 31, 2024				$308

5.35% Preferred Stock holders
5/8/2024	7/17/2024	8/1/2024	$0.334375	$1,756
8/28/2024	10/16/2024	11/1/2024	0.334375	1,756
11/8/2024	1/22/2025	2/3/2025	0.334375	1,756
Distributions for the nine months ended March 31, 2025				$5,268

5/9/2023	7/19/2023	8/1/2023	$0.334375	$1,983
8/29/2023	10/18/2023	11/1/2023	0.334375	1,967
11/8/2023	1/17/2024	2/1/2024	0.334375	1,756
Distributions for the nine months ended March 31, 2024				$5,706

7.50% Preferred Stock holders
1/17/2025	1/22/2025	2/3/2025	$0.156250	$15
1/17/2025	2/19/2025	3/3/2025	0.156250	78
2/10/2025	3/29/2025	4/1/2025	0.156250	149
Distributions for the nine months ended March 31, 2025				$242

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The above table includes dividends paid during the nine months ended March 31, 2025. It does not include distributions previously declared to the 5.50% Preferred Stock holders, 6.50% Preferred Stock holders, Floating Rate Preferred Stock holders and 5.35% Series A Preferred Stock holders of record for any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and paid subsequent to March 31, 2025:
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on April 18, 2025 with a payment date of May 1, 2025.
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on May 21, 2025 with a payment date of June 2, 2025.
•$0.135417 per share (before pro ration for partial period holders of record) for 6.50% Preferred Stock holders of record on April 18, 2025 with a payment date of May 1, 2025.
•$0.135417 per share (before pro ration for partial period holders of record) for 6.50% Preferred Stock holders of record on May 21, 2025 with a payment date of June 2, 2025.
•$0.135417 per share (before pro ration for partial period holders of record) for Floating Rate Preferred Stock holders of record on April 18, 2025 with a payment date of May 1, 2025.
•$0.135417 per share (before pro ration for partial period holders of record) for Floating Rate Preferred Stock holders of record on May 21, 2025 with a payment date of June 2, 2025
•$0.334375 per share (before pro ration for partial period holders of record) for 5.35% Series A Preferred Stock holders of record on April 18, 2025 with a payment date of May 1, 2025.
•$0.156250 per share (before pro ration for partial period holders of record) for 7.50% Preferred Stock holders of record on April 18, 2025 with a payment date of May 1, 2025.
•$0.156250 per share (before pro ration for partial period holders of record) for 7.50% Preferred Stock holders of record on May 21, 2025 with a payment date of June 2, 2025.
As of March 31, 2025, we have accrued approximately $6 and $1,171 in dividends that have not yet been paid for our Floating Rate Preferred Stock holders and 5.35% Series A Preferred Stock holders, respectively.
The following table shows our outstanding Preferred Stock as of March 31, 2025:

Series	Maximum Offering Size (Shares)		Maximum Aggregate Liquidation Preference of Offering		Inception to Date Preferred Shares Issued via Offering	Inception to Date Liquidation Preference Issued via Offering		Preferred Stock Outstanding		Liquidation Preference Outstanding
Series A1	90,000,000	(1)	$2,250,000	(1)	31,448,021	786,201		27,423,137	(4)	$685,578
Series M1	90,000,000	(1)	2,250,000	(1)	4,110,318	102,758		1,226,738	(4)	30,668
Series M2	90,000,000	(1)	2,250,000	(1)	—	—		—		—
Series A3	90,000,000	(1)	2,250,000	(1)	25,020,192	625,505		24,283,306	(4)	607,083
Series M3	90,000,000	(1)	2,250,000	(1)	3,490,259	87,256		2,321,362	(4)	58,034
Series A4	90,000,000	(1)	2,250,000	(1)	7,025,668	175,642		6,982,590	(5)	174,565
Series M4	90,000,000	(1)	2,250,000	(1)	938,860	23,472		2,208,613	(5)	55,215
Series A5	90,000,000	(1)	2,250,000	(1)	1,029,590	25,470		1,029,762		25,744
Series M5	90,000,000	(1)	2,250,000	(1)	181,260	4,532		193,289		4,832
Series AA1	10,000,000	(2)	250,000	(2)	—	—		—		—
Series MM1	10,000,000	(2)	250,000	(2)	—	—		—		—
Series AA2	10,000,000	(2)	250,000	(2)	—	—		—		—
Series MM2	10,000,000	(2)	250,000	(2)	—	—		—		—
Series A2	187,000		4,675		187,000	4,675		163,000	(4)	4,075
Series A	6,000,000		150,000		6,000,000	150,000		5,251,157	(6)	131,279
Total	106,187,000	(3)	$2,654,675	(3)	79,431,168	1,985,510	(7)	71,082,954		$1,777,073

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
(3) The authorized maximum offering size of Preferred Stock as of March 31, 2025 is 106,187,000 shares, par value $0.001 per share, with an aggregate liquidation preference of $2,654,675, a liquidation preference of $25.00 per share. The totals referenced in the above table are in light of the combined maximum offering amounts for the various series of shares identified in footnote 1 and footnote 2 and the table columns are not intended to foot.
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
(7) Does not foot due to rounding.
Preferred Stock issued prior to the issuance of our 5.35% Series A Preferred Stock has a carrying value equal to liquidation value per share on our Consolidated Statements of Assets and Liabilities. Subsequent issuances of our Preferred Stock classified as temporary equity are recorded net of issuance costs, with the Floating Rate Preferred Stock and 7.50% Preferred Stock immediately accreted to redemption value as discussed above. The carrying value of all Preferred Stock is inclusive of cumulative accrued and unpaid dividends as of March 31, 2025 and June 30, 2024.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Series A1, Series A2, Series M1, Series A3, and Series M3 shares outstanding are net of dividend reinvestments paid and conversions to common stock in accordance with their liquidation features. Series A4, Series M4, Series A5, and Series M5 shares outstanding are net of dividend reinvestments paid and redemptions in accordance with their liquidation features. Series A shares outstanding are net of shares repurchased via the authorized repurchase of Series A Preferred Stock. Series M shares outstanding are net of shares exchanged for shares of alternative Series M stock. The following tables show such activity during the nine months ended March 31, 2025:

Series	June 30, 2024 Shares Outstanding	Shares Issued		Shares issued through Preferred Stock DRIP	Exchanges		Redemptions/Repurchases(1)		March 31, 2025 Shares Outstanding
Series A1	28,932,457	—		50,216	—		(1,559,536)		27,423,137
Series M1	1,788,851	—		614	(152,898)		(409,829)		1,226,738
Series A3	24,810,648	87,237		57,965	—		(672,543)		24,283,306	(2)
Series M3	3,351,101	17,000		2,507	(266,238)		(783,007)		2,321,362	(2)
Series A4	3,766,166	3,260,346		9,418	—		(53,341)		6,982,590	(2)
Series M4	1,401,747	428,912		1,945	407,132		(31,123)		2,208,613
Series A5	—	1,029,590		172	—		—		1,029,762
Series M5	—	181,260		29	12,000		—		193,289
Series A2	164,000	—		—	—		(1,000)		163,000
Series A	5,251,157	—		—	—		—		5,251,157
Total	69,466,127	5,004,345	(3)	122,866	(4)	(4)	(3,510,380)	(2)	71,082,954
(1)During the nine months ended March 31, 2025, 3,425,915 shares of the 5.50% Preferred Stock, 6.50% Preferred Stock, were converted to common shares via Holder Optional Redemptions and Optional Redemptions Upon Death of Holder and 84,464 shares of the Floating Rate Preferred Stock were redeemed for cash via Holder Optional Redemptions.
(2)Does not foot or crossfoot due to fractional share rounding.
(3)During the nine months ended March 31, 2025, we issued 5,004,345 shares of Preferred Stock for net proceeds of $113,702 with a liquidation value of 125,109.
(4)During the nine months ended March 31, 2025, an aggregate amount of 4.17 fractional shares were exchanged and paid to the exchanging holders with cash in lieu of the exchanged shares.

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
(3) During the nine months ended March 31, 2024, we issued 8,633,867 shares of Preferred Stock for net proceeds of $748,223 with a liquidation value of $215,847.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Common Stock
Our common stockholders’ equity accounts as of March 31, 2025 and June 30, 2024 reflect cumulative shares issued, net of shares previously repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemptions Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”), pursuant to which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify stockholders of our intention to purchase our common stock.
We did not repurchase any shares of our common stock under the Repurchase Program for the nine months ended March 31, 2025 and March 31, 2024. As of March 31, 2025, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
Excluding common stock dividend reinvestments and shares issued in connection with the 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemption Upon Death of Holder, during the nine months ended March 31, 2025 and March 31, 2024, we did not issue any shares of our common stock.
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
During the nine months ended March 31, 2025 and March 31, 2024, we distributed approximately $202,878 and $221,993, respectively, to our common stockholders. The following table summarizes our distributions to common stockholders declared and payable for the nine months ended March 31, 2025 and March 31, 2024:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/8/2024	7/29/2024	8/21/2024	$0.06	$25,607
5/8/2024	8/28/2024	9/19/2024	0.06	25,739
8/28/2024	9/26/2024	10/22/2024	0.06	26,012
8/28/2024	10/29/2024	11/19/2024	0.06	26,135
11/8/2024	11/26/2024	12/19/2024	0.045	19,671
11/8/2024	12/27/2024	1/22/2025	0.045	19,748
11/8/2024	1/29/2025	2/19/2025	0.045	19,842
2/10/2025	2/26/2025	3/20/2025	0.045	19,995
2/10/2025	3/27/2025	4/17/2025	0.045	20,129
Total declared and payable for the nine months ended March 31, 2025				$202,878

5/9/2023	7/27/2023	8/22/2023	$0.06	$24,317
5/9/2023	8/29/2023	9/20/2023	0.06	24,418
8/29/2023	9/27/2023	10/19/2023	0.06	24,517
8/29/2023	10/27/2023	11/20/2023	0.06	24,611
11/8/2023	11/28/2023	12/19/2023	0.06	24,692
11/8/2023	12/27/2023	1/18/2024	0.06	24,753
11/8/2023	1/29/2024	2/20/2024	0.06	24,823
2/8/2024	2/27/2024	3/20/2024	0.06	24,896
2/8/2024	3/27/2024	4/18/2024	0.06	24,966
Total declared and payable for the nine months ended March 31, 2024				$221,993
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during the nine months ended March 31, 2025 and March 31, 2024. It does not include distributions previously declared to common stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to March 31, 2025:
•$0.045 per share for April 2025 holders of record on April 28, 2025 with a payment date of May 20, 2025.
During the nine months ended March 31, 2025 and March 31, 2024, we issued 5,395,401 and 4,992,834 shares of our common stock, respectively, in connection with the common stock dividend reinvestment plan.
As of March 31, 2025, we have reserved 1,000,000,000 shares of our common stock for issuance upon conversion of the 5.50% Preferred Stock and the 6.50% Preferred Stock.
Note 10. Other Income
Other income consists of structuring fees, amendment fees, overriding royalty interests, receipts related to net profit and revenue interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three and nine months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Structuring and amendment fees (see Note 3)	$3,512	$3,234	$6,948	$22,799
Royalty, net profit and revenue interests	—	12,867	15,165	38,650
Administrative agent fees	195	203	584	565
Total other income	$3,707	$16,304	$22,697	$62,014

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 11. Net Increase (Decrease) in Net Assets per Common Share
Basic earnings (loss) per share is calculated by dividing the net increase (decrease) in net assets resulting from operations, less preferred stock dividends plus net gain (loss) on repurchase and accretion to redemption value of redeemable preferred stock, by the weighted average number of common shares outstanding for that period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding using the if-converted method for the 5.50% Preferred Stock, the 6.50% Preferred Stock (see Note 9) and for the three and nine months ended March 31, 2024, the 2025 Notes (see Note 5).
Diluted earnings per share excludes all dilutive potential common shares if their effect is anti-dilutive.
During the three and nine months ended March 31, 2025, conversion of our convertible instruments had an anti-dilutive effect and therefore, conversion is not assumed.
During the nine months ended March 31, 2024, conversion of our 2025 Notes had an anti-dilutive effect and therefore, conversion is not assumed.
The following information sets forth the computation of basic and diluted earnings per common share during the three and nine months ended March 31, 2025 and March 31, 2024:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024
Net increase (decrease) in net assets resulting from operations - basic	$(171,331)	$113,891	$(367,393)	$156,466
Adjustment for dividends on Convertible Preferred Stock	—	22,749	—	66,081
Adjustment for interest on Convertible Notes	—	2,722	—	—
Adjustment for Incentive Fee on Convertible Instruments	—	(5,094)	—	(13,216)
Net increase (decrease) in net assets resulting from operations - diluted	$(171,331)	$134,268	$(367,393)	$209,331

Weighted average common shares outstanding - basic	443,431,518	414,461,972	436,278,887	410,571,037
Weighted average common shares from assumed conversion of Convertible Preferred Stock	—	246,597,541	—	230,704,807
Weighted average common shares from assumed conversion of Convertible Notes	—	17,294,357	—	—
Weighted average shares of common stock outstanding - diluted	443,431,518	678,353,870	436,278,887	641,275,844

Earnings (loss) per share - basic	$(0.39)	$0.27	$(0.84)	$0.38
Earnings (loss) per share - diluted	$(0.39)	$0.20	$(0.84)	$0.33

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Tax Year Ended August 31,
	2024	2023	2022
Ordinary income	$227,508	$243,085	$231,984
Capital gain	—	—	49,719
Return of capital	71,414	44,838	—
Total distributions paid to common stockholders	$298,922	$287,923	$281,703
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

	Tax Year Ended August 31,
	2024		2023	2022
Net increase (decrease) in net assets resulting from operations	$234,119		$(88,043)	$735,337
Net realized losses on investments	434,238		40,795	22,375
Net unrealized losses (gains) on investments	(259,971)		480,916	(405,414)
Other temporary book-to-tax differences(1)	(81,938)		(148,147)	(66,363)
Permanent differences	62		27	30
Taxable income before deductions for distributions	$326,510	(1)	$285,548	$285,965

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
As of March 31, 2025, the cost basis of investments for tax purposes was $7,116,397 resulting in an estimated net unrealized loss of $215,033. As of June 30, 2024, the cost basis of investments for tax purposes was $7,429,121 resulting in an estimated net unrealized gain of $289,122. As of March 31, 2025, the gross unrealized gains and losses were $1,266,582 and $1,481,615, respectively. As of June 30, 2024, the gross unrealized gains and losses were $1,381,820 and $1,092,698, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of March 31, 2025 and June 30, 2024 was calculated based on the book cost of investments as of March 31, 2025 and June 30, 2024, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2024 and 2023, respectively.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal excise taxes, among other items. During the tax year ended August 31, 2024, we increased total distributions in excess of earnings by $63, decreased accumulated realized losses by $21,530, and decreased capital in excess of par value by $21,593. During the tax year ended August 31, 2023, we increased total distributions in excess of earnings by $27, increased accumulated realized losses by $622, and increased capital in excess of par value by $595. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended August 31, 2024, once finalized, will be recorded in the fiscal year ending June 30, 2025 and the reclassifications for the taxable year ended August 31, 2023 were recorded in the fiscal year ended June 30, 2024.
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
The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from us, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our total assets. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. The total gross base management fee incurred to the favor of the Investment Adviser was $35,578 and $39,218, during the three months ended March 31, 2025 and March 31, 2024, respectively. The total gross base management fee incurred to the favor of the Investment Adviser was $111,253 and $117,594, during the nine months ended March 31, 2025 and March 31, 2024, respectively.
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
The total income incentive fee incurred was $4,207 and $17,390 during the three months ended March 31, 2025 and March 31, 2024, respectively. The fees incurred for the nine months ended March 31, 2025 and March 31, 2024 were $33,519 and $61,332, respectively. No capital gains incentive fee was incurred during the nine months ended March 31, 2025 and March 31, 2024.
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
The allocation of net overhead expense from Prospect Administration was $5,318 and $5,708 for the three months ended March 31, 2025 and March 31, 2024, respectively. Prospect Administration received estimated payments of $1,022 and $265 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax, and other administrative services during the three months ended March 31, 2025 and March 31, 2024, respectively.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The allocation of net overhead expense from Prospect Administration was $16,734 and $20,073 for the nine months ended March 31, 2025 and March 31, 2024, respectively. Prospect Administration received estimated payments of $2,013 and $4,107 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax, and other administrative services during the nine months ended March 31, 2025 and March 31, 2024, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments during the three and nine months ended March 31, 2025 and 2024, Prospect Administration’s charges for its administrative services during the respective period would have increased by this amount.
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
During the three months ended March 31, 2025 and March 31, 2024, we received payments of $2,405 and $3,167, respectively, from our portfolio companies for contractual managerial assistance and subsequently remitted these amounts to Prospect Administration. During the nine months ended March 31, 2025 and March 31, 2024, we received payments of $6,651 and $7,667, respectively, from our portfolio companies for contractual managerial assistance and subsequently remitted these amounts to Prospect Administration.
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
We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the three months ended March 31, 2025 and March 31, 2024, we recognized expenses related to valuation services of $23 and $20, respectively. During the nine months ended March 31, 2025 and March 31, 2024, we recognized expenses related to valuation services of $64 and $61, respectively. Additionally, we both incur and reimburse for expenses related to marketing, insurance, legal fees, offering costs and general and administrative expenses that are allocated between Prospect, Priority Income Fund, Inc. and Prospect Floating Rate & Alternative Income Fund Inc. During the three months ended March 31, 2025 and March 31, 2024, the net amount reimbursed from us for these expenses was $59 and the net amount reimbursed to us for these expenses was $180, respectively. During the nine months ended March 31, 2025 and March 31, 2024, the net amount reimbursed from us for these expenses was $16 and the net amount reimbursed to us for these expenses was $103, respectively.

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
Belnick, LLC
On March 31, 2025, Prospect exercised certain rights and remedies under its loan documents to exercise voting rights in respect of the equity of Belnick, LLC and certain of its subsidiaries (“Belnick”) to, among other things, appoint new officers, all of whom are our Investment Adviser’s professionals. As a result, Prospect’s investment in Belnick is classified as a control investment. Belnick is a provider of high-volume, value-oriented furniture and furnishings to a broad range of residential and commercial end markets.

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Reimbursement of Legal, Tax, etc. (1)	$8	$—	$8	$—

(1) Paid from Belnick to Prospect Administration LLC (“PA”) as reimbursement for legal, tax, and portfolio level accounting services provided directly to Belnick (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	As of
	March 31, 2025	June 30, 2024
Interest Receivable (1)	$949	$—
Other Receivables (2)	(47)	—
(1) Interest income recognized but not yet paid.
(2) Represents amounts due to Belnick from Prospect for reimbursement of future expenses paid by Prospect on behalf of Belnick.

CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings of Delaware LLC (“CP Holdings”), a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy Services, Inc. (“CP Energy”), and the remaining equity is owned by CP Energy management. CP Energy owns directly or indirectly 100% of each of CP Well; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”) a portfolio company of Prospect with $50,077 and $41,177 in first lien term loans (the “Spartan Term Loans”) due to us as of March 31, 2025 and June 30, 2024, respectively. As a result of CP Energy’s purchase, and given Prospect’s controlling interest

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loans.
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

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Interest Income
Interest Income from CP Energy	$3,067	$2,917	$9,328	$8,427
Interest Income from Spartan	1,514	1,217	4,424	3,546
Total Interest Income	$4,581	$4,134	$13,752	$11,973
Reimbursement of Legal, Tax, etc. (1)	$11	$—	$11	$77
(1) Paid from CP Energy to Prospect Administration LLC (“PA”) as reimbursement for legal, tax, and portfolio level accounting services provided directly to CP Energy (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Additions	$7,031	$—	$11,131	$2,900
Interest Income Capitalized as PIK
CP Energy	$—	$2,856	$5,405	$5,569
Spartan	452	1,203	3,870	3,126
Total Interest Income Capitalized as PIK	$452	$4,059	$9,275	$8,695

	As of
	March 31, 2025	June 30, 2024
Interest Receivable (1)	$59	$3,923
Other Receivables (2)	875	539
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

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Interest Income	$2,173	$2,069	$6,459	$6,118
Managerial Assistance (1)	175	175	525	525
Reimbursement of Legal, Tax, etc.(2)	—	6	—	6
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

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Accreted Original Issue Discount	$—	$288	$—	$809
Interest Income Capitalized as PIK	2,173	2,052	5,698	4,764

	As of
	March 31, 2025	June 30, 2024
Interest Receivable (3)	$25	$—
Other Receivables	7	—
(3) Interest income recognized but not yet paid.

Echelon Transportation LLC (f/k/a Echelon Aviation LLC)
Prospect owns 100% of the membership interests of Echelon Transportation LLC (“Echelon”). Echelon owns 60.7% of the equity of AerLift Leasing Limited (“AerLift”).

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Interest Income	$821	$830	$2,513	$2,639
Managerial Assistance (1)	63	63	189	188
Reimbursement of Legal, Tax, etc.(2)	267	—	267	6
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

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Interest Income Capitalized as PIK	$—	$—	$1,260	$—
Repayment of loan receivable	—	—	1,260	1,862

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	As of
	March 31, 2025	June 30, 2024
Interest Receivable (3)	$547	$1,387
Other Receivables (4)	18	2
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

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Interest Income	$16,261	$15,678	$49,283	$46,676
Managerial Assistance (1)	600	600	$1,800	$1,800
(1) No income recognized by Prospect. MA payments were paid from First Tower to Prospect and subsequently remitted to PA.

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Interest Income Capitalized as PIK	$964	$2,128	$10,028	$18,904
Repayment of Loan Receivable	—	318	437	318

	As of
	March 31, 2025	June 30, 2024
Interest Receivable (2)	$181	$2,461
Other Receivables (3)	93	1
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

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Additions	$—	$—	$975	$—

InterDent, Inc.
Prospect owns 100% of the equity of InterDent, Inc. (“InterDent”).

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Interest Income	$9,663	$9,279	$29,170	$27,491
Managerial Assistance (1)	366	366	1,098	1,097
Reimbursement of Legal, Tax, etc.(2)	—	—	15	5
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

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Additions	$3,000	$—	$9,000	$—
Interest Income Capitalized as PIK	3,848	5,897	11,433	17,174

	As of
	March 31, 2025	June 30, 2024
Interest Receivable (3)	$110	$318
Other Receivables (4)	41	1
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from InterDent to Prospect for reimbursement of expenses paid by Prospect on behalf of InterDent.

Kickapoo Ranch Pet Resort

Prospect owns 100% of the membership interest of Kickapoo Ranch Pet Resort (“Kickapoo”). Kickapoo is a luxury pet boarding facility.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Interest Income	$43	$43	$139	$43
Dividend Income	$—	$—	$—	$80
Other Income
Structuring Fee	$—	$75	$—	$75
Reimbursement of Legal, Tax, etc. (1)	$—	$12	$—	$12

(1) Paid from Kickapoo Ranch to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to Kickapoo Ranch (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Repayment of Loan Receivable	$450	$—	$450	$—

	As of
	March 31, 2025	June 30, 2024
Interest Receivable (2)	$(1)	$2
Other Receivables	3	—
(2) Interest income recognized but not yet paid.

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

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Interest Income	$2,258	$2,230	$6,986	$6,668
Other Income
Structuring Fee	$—	$63	$55	$63
Total Other Income	$—	$63	$55	$63
Managerial Assistance (1)	$113	$75	$263	$225
Reimbursement of Legal, Tax, etc.(2)	1	17	26	23
Realized (Loss) Gain	3	(1)	7	(1)

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

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Additions	$—	$2,500	$2,215	$2,500

	As of
	March 31, 2025	June 30, 2024
Interest Receivable (3)	$26	$79
Other Receivables (4)	59	5
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
During the nine months ended March 31, 2025, we provided $71,427 of debt financing to NPRC to fund real estate capital expenditures and provide working capital.
During the nine months ended March 31, 2025, we received partial repayments of $213,386 of our loans previously outstanding with NPRC and its wholly owned subsidiary.

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Interest Income	$22,853	$23,169	$71,623	$75,570
Other Income
Structuring Fee	$—	$376	$—	$15,852
Royalty, net profit and revenue interests	—	12,699	14,825	38,145
Total Other Income	$—	$13,075	$14,825	$53,997
Managerial Assistance (1)	$575	$1,475	$1,192	$2,525
Reimbursement of Legal, Tax, etc.(2)	897	353	1,536	979
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Additions (3)	$26,658	$63,518	$71,427	$187,899
Interest Income Capitalized as PIK	906	250	2,728	736
Repayment of Loan Receivable	136,630	12,500	213,386	62,950
(3) During the nine months ended March 31, 2025, Prospect provided $71,427 of debt financing to NPRC to fund real estate capital expenditures and provide working capital.

	As of
	March 31, 2025	June 30, 2024
Interest Receivable (4)	$192	$785
Other Receivables (5)	48	(2)
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

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Interest Income	$917	$1,286	$3,547	$3,698
Managerial Assistance (1)	100	—	$300	$—
Reimbursement of Legal, Tax, etc. (2)	—	—	—	3
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

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Additions	$3,000	$—	$4,000	$—
Interest Income Capitalized as PIK	$—	$1,263	$2,230	$3,251

	As of
	March 31, 2025	June 30, 2024
Interest Receivable (3)	$11	$501
Other Receivables (4)	16	1
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 92.77% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of March 31, 2025 and June 30, 2024, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Interest Income	$972	$1,060	$3,057	$3,199
Dividend Income (1)	—	510	—	657
Managerial Assistance (2)	100	100	300	300
Realized (Loss) Gain	—	1,187	6,367	1,040
Reimbursement of Legal, Tax, etc. (3)	9	1	9	1
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

	As of
	March 31, 2025	June 30, 2024
Interest Receivable (4)	$11	$35
Other Receivables (5)	9	1
(4) Interest income recognized but not yet paid.
(5) Represents amounts due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB.

Pacific World Corporation
Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.99% and 99.98% ownership interest of Pacific World as of March 31, 2025 and June 30, 2024, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Interest Income	$2,423	$2,434	$7,422	$7,810
Other Income
Structuring Fee	$116	$812	$286	$812
Total Other Income	$116	$812	$286	$812
Reimbursement of Legal, Tax, etc.	$38	$—	$38	$5

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Additions	$5,800	$32,500	$14,275	$32,500
Interest Income Capitalized as PIK	—	2,183	4,300	6,923
Repayment of loan receivable	4,875	—	4,875

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	As of
	March 31, 2025	June 30, 2024
Interest Receivable (1)	$27	$79
Other Receivables (2)	145	155
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

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Interest Income	$1,461	$1,363	$4,097	$3,997
Dividend Income (1)	4,387	—	8,774	—
Other Income
Advisory Fee	$—	$—	$—	$106
Total Other Income	$—	$—	$—	$106
Managerial Assistance (1)	$45	$45	$135	$135
Reimbursement of Legal, Tax, etc.(2)	14	—	14	17
(1) No income recognized by Prospect. MA payments were paid from R-V to Prospect and subsequently remitted to PA.
(2) Paid from R-V to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to R-V (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Additions	$—	$—	$10,000	$3,700

	As of
	March 31, 2025	June 30, 2024
Interest Receivable (3)	$16	$45
Other Receivables (4)	8	—
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Interest Income	$1,194	$1,037	$3,222	$2,996
Other Income
Structuring Fee	$300	$—	$300	$—
Total Other Income	$300	$—
Managerial Assistance (1)	3	3	8	8
Reimbursement of Legal, Tax, etc. (2)	19	5	19	3,345
(1) No income recognized by Prospect. MA payments were paid from UTP to Prospect and subsequently remitted to PA.
(2) Paid from UTP to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to UTP (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Additions	$19,000	$—	$19,000	$2,500
Repayment of Loan Receivable	26	16	55	35

	As of
	March 31, 2025	June 30, 2024
Interest Receivable (3)	$17	$34
Other Receivables (4)	8	1
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

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Interest Income	$736	$503	$2,057	$1,471
Reimbursement of Legal, Tax, etc. (1)	8	—	18	—
(1) Paid from USES to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to USES (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Additions	$1,400	$—	$6,000	$—
Interest Income Capitalized as PIK	668	424	1,989	1,100

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	As of
	March 31, 2025	June 30, 2024
Interest Receivable (2)	$8	$153
Other Receivables (3)	221	147

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

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Interest Income
Interest Income from Valley	$316	$346	$995	$1,045
Interest Income from Valley Electric	2,825	2,756	8,538	8,069
Total Interest Income	$3,141	$3,102	$9,533	$9,114
Other Income
Royalty, net profit and revenue interests	$—	$167	$333	$500
Total Other Income	$—	$167	$333	$500
Managerial Assistance (1)	$150	$150	$450	$450
Reimbursement of Legal, Tax, etc. (2)	—	—	3	—
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

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Interest Income Capitalized as PIK	$—	$1,589	$—	$3,140

	As of
	March 31, 2025	June 30, 2024
Interest Receivable (3)	$35	$2,974
Other Receivables (4)	7	2
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
We are not aware of any material legal proceedings as of March 31, 2025 and June 30, 2024.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 16. Financial Highlights
The following is a schedule of financial highlights for the three and nine months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025		2024		2025		2024
Per Share Data
Net asset value per common share at beginning of period	$7.84		$8.92		$8.74		$9.24
Net investment income(1)	0.19		0.23		0.60		0.77
Net realized and change in unrealized gains (losses) (1)	(0.51)		0.11		(1.25)		(0.22)
Net increase (decrease) from operations	(0.33)	(8)	0.34		(0.66)	(8)	0.56	(8)
Distributions of net investment income to preferred stockholders	(0.06)	(5)	(0.06)	(4)	(0.18)	(5)	(0.18)	(4)
Distributions of capital gains to preferred stockholders	—	(5)	—	(4)	—	(5)	—	(4)
Total distributions to preferred stockholders	(0.06)		(0.06)		(0.18)		(0.18)
Net increase (decrease) from operations applicable to common stockholders	(0.39)		0.27	(8)	(0.84)		0.38
Distributions of net investment income to common stockholders	(0.14)	(5)	(0.18)	(4)	(0.47)	(5)	(0.52)	(4)
Return of Capital to common stockholders	—	(5)	—	(4)	—	(5)	(0.02)	(4) (7)
Total distributions to common stockholders	(0.14)		(0.18)		(0.47)		(0.54)
Common stock transactions(2)	(0.08)		(0.03)		(0.21)		(0.09)
Net asset value per common share at end of period	$7.25	(8)	$8.99	(8)	$7.25	(8)	$8.99

Per common share market value at end of period	$4.10		$5.52		$4.10		$5.52
Total return based on market value(3)	(1.74%)		(4.77%)		(17.97%)		(2.10%)
Total return based on net asset value(3)	(4.48%)		4.15%		(8.22%)		6.98%
Shares of common stock outstanding at end of period	447,344,378		416,150,886		447,344,378		416,150,886
Weighted average shares of common stock outstanding	443,431,518		414,461,972		436,278,887		410,571,037

Ratios/Supplemental Data
Net assets at end of period	$3,245,364		$3,742,219		$3,245,364		$3,742,219
Portfolio turnover rate	2.73%		1.48%		8.51%		4.39%
Annualized ratio of operating expenses to average net assets applicable to common shares(6)	10.44%		11.62%		11.22%		11.87%
Annualized ratio of net investment income to average net assets applicable to common shares(6)	9.99%		10.17%		9.96%		11.31%

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
(4)Tax character of distributions is not yet finalized for the respective fiscal period and will not be finalized until we file our tax return for our tax year ending August 31, 2024. See Note 12.
(5)Tax character of distributions is not yet finalized for the respective fiscal period and will not be finalized until we file our tax return for our tax year ending August 31, 2025. See Note 12.
(6)Operating expenses for the respective fiscal periods do not reflect the effect of dividend payments to preferred shareholders.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

(7)The amounts reflected for the respective fiscal periods were updated based on tax information received subsequent to our Form 10-K filing for the year ended June 30, 2023 and our Form 10-Q filing for March 31, 2024. Certain reclassifications have been made in the presentation of prior period amounts. See Note 2 and Note 12 within the accompanying notes to the consolidated financial statements for further discussion.
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
On May 8, 2025, we announced the declaration of monthly dividends for our for 7.50% Preferred Stock holders of record on the following dates based on an annualized rate equal to 7.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in September as a result), as follows:

Monthly Cash 7.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
June 2025	6/18/2025	7/1/2025	$0.156250
July 2025	7/23/2025	8/1/2025	$0.156250
August 2025	8/20/2025	9/2/2025	$0.156250
On May 8, 2025, we announced the declaration of monthly dividends for our Floating Rate Preferred Stock for holders of record on the following dates based on an annualized rate equal to 6.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in September as a result), authorized on May 6, 2025, as follows:

Monthly Cash Floating Rate Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
June 2025	6/18/2025	7/1/2025	$0.135417
July 2025	7/23/2025	8/1/2025	$0.135417
August 2025	8/20/2025	9/2/2025	$0.135417
On May 8, 2025, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in September as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
June 2025	6/18/2025	7/1/2025	$0.114583
July 2025	7/23/2025	8/1/2025	$0.114583
August 2025	8/20/2025	9/2/2025	$0.114583
On May 8, 2025, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 6.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in September as a result), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
June 2025	6/18/2025	7/1/2025	$0.135417
July 2025	7/23/2025	8/1/2025	$0.135417
August 2025	8/20/2025	9/2/2025	$0.135417

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

On May 8, 2025, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
May 2025 - July 2025	7/23/2025	8/1/2025	$0.334375
On May 8, 2025, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
May 2025	5/28/2025	6/18/2025	$0.0450
June 2025	6/26/2025	7/22/2025	$0.0450
July 2025	7/29/2025	8/20/2025	$0.0450
August 2025	8/27/2025	9/18/2025	$0.0450

On April 9, 2025, we commenced a tender offer to purchase for cash any and all of the $342,947 aggregate principal amount of our outstanding 2026 Notes at a purchase price of 99.00%, plus accrued and unpaid interest (the “2026 Notes April Tender Offer”). The 2026 Notes April Tender Offer expired at 5:00 p.m., New York City time, on April 17, 2025. As of the settlement date, $135,731 aggregate principal amount of the 2026 Notes were validly tendered and accepted. Following settlement of the 2026 Notes April Tender Offer, which occurred on April 22, 2025, approximately $207,216 aggregate principal amount of the 2026 Notes remain outstanding.

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
We consolidate certain of our wholly owned and substantially wholly owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements and are collectively referred to as the “Consolidated Holding Companies”: CP Holdings of Delaware LLC (“CP Holdings”); Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”); Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC (“First Tower Delaware”); MITY Holdings of Delaware Inc. (“MITY Delaware”); Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc. (“NMMB Holdings”); NPH Property Holdings, LLC (“NPH”); Prospect Opportunity Holdings I, Inc. (“POHI”); QC Holdings TopCo, LLC (“QC Holdings”); SB Forging Company, Inc. (“SB Forging”); STI Holding, Inc.; UTP Holdings Group Inc. (“UTP Holdings”); Valley Electric Holdings I, Inc. (“Valley Holdings I”); and Valley Electric Holdings II, Inc. (“Valley Holdings II”).
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
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third-party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of March 31, 2025, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $3,339,028 and $3,702,161, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. We consolidate all wholly owned and substantially wholly owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
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

Third Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended March 31, 2025 we acquired $83,577 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $78,481, funded $14,943 of revolver advances, and recorded PIK interest of $19,143, resulting in gross investment originations of $196,144. During the three months ended March 31, 2025 we received full repayments totaling $38,760, received $16,041 in sales, received $6,950 of revolver paydowns, and received $129,905 in partial prepayments, scheduled principal amortization payments, and return of capital distributions, resulting in repayments of approximately $191,656.
Debt Issuances and Redemptions
On March 3, 2025, we repaid the remaining outstanding principal amount of $156,168 of the 2025 Notes, plus interest, at maturity.
During the three months ended March 31, 2025 we repaid $1,803 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended March 31, 2025 was $49.
During the three months ended March 31, 2025 we issued $2,366 aggregate principal amount of Prospect Capital InterNotes® with a weighted average stated interest rate of 7.27%, to extend our borrowing base. The newly issued notes mature between March 15, 2028 and April 15, 2030 and generated net proceeds of $2,334.
During the three months ended March 31, 2025, we repurchased $33,325 aggregate principal amount of the 2026 Notes at a weighted average price of 97.61%, including commissions, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $693 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 2026 Notes.
Equity Issuances and Redemptions
On January 22, 2025, February 19, 2025 and March 20, 2025 we issued 571,264, 564,105, and 553,487 shares of our common stock in connection with the dividend reinvestment plan, respectively.
During the three months ended March 31, 2025, 561,748 shares of our Series A1 Preferred Stock, 212,681 shares of our Series A3 Preferred Stock, 69,080 shares of our Series M1 Preferred Stock, and 370,148 shares of our Series M3 Preferred Stock were converted to 6,803,944 shares of our common stock, in connection with Holder Optional Conversions and Optional Redemptions Following Death of a Holder, resulting in a loss from redemption of preferred stock of $1,619.
During the three months ended March 31, 2025 we issued 1,029,590 shares of Series A5 Preferred Stock for net proceeds of $23,166, and 181,260 shares of Series M5 Preferred Stock for net proceeds of $4,396, each excluding offering costs and preferred stock dividend reinvestment.
In connection with our Preferred Stock Dividend Reinvestment Plan, we issued additional Series A1 Preferred Stock, Series A3 Preferred Stock, Series A4 Preferred Stock, Series A5 Preferred Stock Series M1 Preferred Stock, Series M3 Preferred Stock, Series M4 Preferred Stock, and Series M5 Preferred Stock of 13,681, 13,800, and 13,795 throughout January, February, and March, respectively.
On March 11, 2025, we filed a notice of meeting and definitive proxy statement in connection with a special meeting of our stockholders that is scheduled to be held on June 9, 2025 for the purpose of asking our stockholders to vote on a proposal to authorize us, with approval of our Board of Directors, to sell shares of our common stock (during the next 12 months) at a price or prices below our then current net asset value per share in one or more offerings subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of our outstanding common stock immediately prior to such sale).
Investment Holdings
At March 31, 2025, we have $6,901,364, or 212.7%, of our net assets applicable to common shares invested in 114 long-term portfolio investments and CLOs.

Our annualized current yield was 11.5% and 12.1% as of March 31, 2025 and June 30, 2024, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 9.2% and 9.8% as of March 31, 2025 and June 30, 2024, respectively, across all investments. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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
As of March 31, 2025, we own controlling interests in the following portfolio companies: Belnick, LLC (Belnick); CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”); Kickapoo Ranch Pet Resort (“Kickapoo”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); R-V Industries, Inc. (“R-V”); Universal Turbine Parts, LLC (“UTP”); USES Corp. (“United States Environmental Services” or “USES”); and Valley Electric Company, Inc. (“Valley Electric”). In June 2019, CP Energy purchased a controlling interest of the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $50,077 and $41,177 in first lien term loans (the “Spartan Term Loan A”) due to us as of March 31, 2025 and June 30, 2024, respectively. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, we report our investments in Spartan as control investment. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loan A.
As of March 31, 2025, we also own affiliated interests in Nixon, Inc. (“Nixon”) and RGIS Services, LLC, (“RGIS”).
The following shows the composition of our investment portfolio by level of control as of March 31, 2025 and June 30, 2024:

	March 31, 2025					June 30, 2024
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio		Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$3,339,028	48.0%	$3,702,161	53.6%		$3,280,415	44.0%	$3,872,575	50.2%
Affiliate Investments	11,735	0.2%	22,693	0.3%		11,594	0.2%	18,069	0.2%
Non-Control/Non-Affiliate Investments	3,604,248	51.8%	3,176,510	46.0%		4,155,165	55.8%	3,827,599	49.6%
Total Investments	$6,955,011	100.0%	$6,901,364	100.0%	(1)	$7,447,174	100.0%	$7,718,243	100.0%
(1) Does not foot due to rounding.

The following shows the composition of our investment portfolio by type of investment as of March 31, 2025 and June 30, 2024:

	March 31, 2025				June 30, 2024
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Revolving Line of Credit	$76,590	1.1%	$76,650	1.1%	$87,589	1.2%	$86,544	1.1%
First Lien Debt	4,629,308	66.6%	4,443,487	64.4%	4,686,107	62.9%	4,569,467	59.2%
Second Lien Revolving Line of Credit	—	—%	—	—%	5,147	0.1%	4,987	0.1%
Second Lien Debt	949,219	13.6%	722,697	10.5%	1,219,482	16.4%	1,038,882	13.5%
Unsecured Debt	7,200	0.1%	5,151	0.1%	7,200	0.1%	7,200	0.1%
Subordinated Structured Notes	408,560	5.9%	300,144	4.2%	623,700	8.3%	531,690	6.9%
Preferred Stock	415,825	6.0%	81,140	1.2%	399,072	5.4%	70,569	0.9%
Common Stock	267,434	3.8%	885,328	12.8%	237,005	3.2%	1,134,575	14.7%
Membership Interest	200,875	2.9%	348,556	5.1%	181,872	2.4%	226,273	2.9%
Participating Interest (1)	—	—%	38,211	0.6%	—	—%	48,056	0.6%
Total Investments	$6,955,011	100.0%	$6,901,364	100.0%	$7,447,174	100.0%	$7,718,243	100.0%
(1)Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.

The following shows our investments in interest bearing securities by type of investment as of March 31, 2025 and June 30, 2024:

	March 31, 2025				June 30, 2024
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Debt and First Lien Revolving Line of Credit	$4,705,898	77.6%	$4,520,137	81.5%	$4,773,696	72.0%	$4,656,011	74.7%
Second Lien Debt and Second Lien Revolving Line of Credit	949,219	15.6%	722,697	13.0%	1,224,629	18.5%	1,043,869	16.7%
Unsecured	7,200	0.1%	5,151	0.1%	7,200	0.1%	7,200	0.1%
Subordinated Structured Notes	408,560	6.7%	300,144	5.4%	623,700	9.4%	531,690	8.5%
Total Interest Bearing Investments	$6,070,877	100.0%	$5,548,129	100.0%	$6,629,225	100.0%	$6,238,770	100.0%

The following shows the composition of our investment portfolio by industry as of March 31, 2025 and June 30, 2024:

	March 31, 2025				June 30, 2024
Industry(2)	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$86,580	1.2%	$90,595	1.3%	$110,320	1.5%	$66,923	0.9%
Air Freight & Logistics	204,055	2.9%	195,281	2.8%	187,897	2.5%	174,691	2.3%
Automobile Components	114,728	1.6%	81,884	1.2%	114,671	1.5%	89,590	1.2%
Capital Markets	21,500	0.3%	21,500	0.3%	42,500	0.6%	42,500	0.6%
Commercial Services & Supplies	554,205	8.0%	507,995	7.4%	526,353	7.1%	475,299	6.2%
Communications Equipment	—	—%	—	—%	79,030	1.1%	68,511	0.9%
Construction & Engineering	95,912	1.4%	312,103	4.5%	95,911	1.3%	316,419	4.1%
Consumer Finance	644,553	9.3%	828,529	12.0%	623,033	8.4%	728,320	9.4%
Distributors	395,363	5.7%	312,245	4.5%	314,579	4.2%	251,398	3.3%
Diversified Consumer Services	103,031	1.5%	44,029	0.6%	183,552	2.5%	146,634	1.9%
Diversified Financial Services	—	—%	—	—%	45,039	0.6%	45,039	0.6%
Diversified Telecommunication Services	210,077	3.0%	156,442	2.3%	131,570	1.8%	132,126	1.7%
Electrical Equipment	61,523	0.9%	61,523	0.9%	61,991	0.8%	61,991	0.8%
Energy Equipment & Services	319,252	4.6%	117,567	1.7%	344,989	4.6%	122,857	1.6%
Residential Real Estate Investment Trusts (REITs)	916,079	13.2%	1,375,607	19.9%	897,181	12.1%	1,485,332	19.1%
Financial Services	68,001	1.0%	68,001	1.0%	—	—%	—	—%
Food & Staples Retailing	—	—%	—	—%	26,743	0.4%	22,251	0.3%
Food Products	150,140	2.2%	140,867	2.1%	131,504	1.8%	126,145	1.6%
Health Care Providers & Services	725,668	10.4%	688,076	10.0%	739,721	9.9%	821,921	10.6%
Health Care Technology	134,353	1.9%	132,590	1.9%	133,620	1.8%	132,531	1.7%
Hotels, Restaurants & Leisure	28,253	0.4%	24,902	0.4%	27,582	0.4%	21,550	0.3%
Household Durables	105,598	1.5%	89,628	1.3%	122,206	1.6%	119,926	1.6%
Interactive Media & Services	99,143	1.4%	99,143	1.4%	120,594	1.6%	120,594	1.6%
Internet & Direct Marketing Retail	—	—%	—	—%	21,109	0.3%	18,393	0.2%
IT Services	103,267	1.5%	79,018	1.1%	344,912	4.6%	343,548	4.5%
Leisure Products	115,020	1.7%	115,236	1.7%	79,459	1.1%	79,291	1.0%
Machinery	103,548	1.5%	155,249	2.3%	104,581	1.4%	163,047	2.1%
Marine Transport	47,116	0.7%	12,097	0.2%	—	—%	—	—%
Media	118,859	1.7%	170,172	2.5%	69,830	0.9%	134,372	1.7%
Online Lending	—	—%	—	—%	20,630	0.3%	20,630	0.3%
Personal Care Products	344,455	5.0%	118,643	1.7%	—	—%	—	—%
Personal Products	—	—%	—	—%	320,396	4.3%	104,663	1.3%
Pharmaceuticals	125,690	1.8%	124,895	1.8%	107,060	1.4%	107,588	1.4%
Professional Services	88,955	1.3%	92,076	1.3%	211,257	2.8%	162,979	2.1%
Software	180,581	2.6%	174,759	2.5%	52,405	0.7%	47,813	0.6%
Specialty Retail	31,810	0.4%	5,828	0.1%	—	—%	—	—%
Textiles, Apparel & Luxury Goods	85,816	1.2%	89,057	1.3%	173,114	2.3%	173,114	2.2%
Trading Companies & Distributors	110,320	1.6%	62,683	0.9%	67,635	0.9%	68,067	0.9%
Subtotal	6,493,451	93.4%	6,548,220	94.9%	6,632,974	89.1%	6,996,053	90.6%
Structured Finance(1)	461,560	6.6%	353,144	5.1%	814,200	10.9%	722,190	9.4%
Total Investments	$6,955,011	100.0%	$6,901,364	100.0%	$7,447,174	100.0%	$7,718,243	100.0%
(1) Our SSN investments do not have industry concentrations and as such have been separated in the tables above. As of March 31, 2025 and June 30, 2024, Structured Finance includes $53,000 and $190,500, respectively, of senior secured term loan investments held through our investment in NPRC and its wholly-owned subsidiary related to its rated secured structured notes.
(2) As of March 31, 2025, certain industries classifications have been revised compared to June 30, 2024 to align with updated industry structures.
Portfolio Investment Activity

Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans and second lien loans, though we also continue to invest in select equity investments.
Our gross investment activity for the nine months ended March 31, 2025 and March 31, 2024 are presented below:

	Nine Months Ended March 31,
	2025		2024
Investments in portfolio companies
Investments in new portfolio companies	$342,327		$105,574
Follow-on investments in existing portfolio companies (1)	176,910		293,498
Revolver advances	23,595		28,196
PIK interest (2)	78,907		95,048
Total investments in portfolio companies	$621,739		$522,316

Investments by portfolio composition
First Lien Debt	$553,598		$477,971
Second Lien Debt	2,912		5,587
Unsecured Debt	—		—
Equity	65,229		38,758
Total investments by portfolio composition	$621,739		$522,316

Investments repaid or sold
Partial repayments (3)	$251,884		$175,720
Full repayments	552,474		91,224
Investments sold	42,036		63,022
Revolver paydowns	10,953		9,484
Total investments repaid or sold	$857,347		$339,450

Investments repaid or sold by portfolio composition
First Lien Debt	$627,442		$232,726
Second Lien Debt	230,046		108,031
Unsecured Debt	—		—
Subordinated Structured Notes	—		—
Equity	(141)	(5)	(1,307)	(5)
Total investments repaid or sold by portfolio composition	$857,347		$339,450

Weighted average interest rates for new investments by portfolio composition (4)
First Lien Debt	11.57%		11.60%
Second Lien Debt	N/A		N/A

(1) Includes follow-on investments in existing portfolio companies and refinancings, if any.
(2) Approximately $72,869 and $102,812 was accrued as PIK interest income during the nine months ended March 31, 2025 and March 31, 2024, respectively.
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $6,901,364.
Our portfolio companies are generally lower middle-market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.

Control Company Investments
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the nine months ended March 31, 2025.
Belnick, LLC (d/b/a The Ubique Group)

On March 31, 2025, Prospect exercised certain rights and remedies under its loan documents to exercise voting rights in respect of the equity of Belnick, LLC and certain of its subsidiaries (“Belnick”) to, among other things, appoint new officers, all of whom are our Investment Adviser’s professionals. As a result, Prospect’s investment in Belnick is classified as a control investment. Belnick is a provider of high-volume, value-oriented furniture and furnishings to a broad range of residential and commercial end markets.

The fair value of our investment in Belnick was $70,206 as of March 31, 2025, a discount of $11,906 to its amortized cost basis compared to a fair value of $84,250 as of June 30, 2024, a discount of $302 to its amortized cost. The increase in discount to amortized cost resulted from a decline in financial performance and increased debt in the capital structure.

CP Energy Services, Inc.

Prospect owns 100% of the equity of CP Holdings, a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy, and the remaining equity is owned by CP Energy management. CP Energy provides oilfield flow back services and fluid hauling and disposal services through its subsidiaries.

In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”) a portfolio company of Prospect with $50,077 in first lien term loans (the “Spartan Term Loans”) due to us as of March 31, 2025. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. In September 2020, we made a new $26,193 Series A preferred stock investment in Spartan Energy Holdings, Inc., which equates to 100% of the Series A non-voting non-convertible preferred stock outstanding.

The fair value of our investment in CP Energy increased to $117,567 as of March 31, 2025, which is a discount of $201,685 from its amortized cost, compared to a fair value of $110,206 as of June 30, 2024, representing a discount of $188,641 to its amortized cost. The increase in discount to amortized cost resulted from increased debt in the capital structure and a reduction of comparable company trading multiples.

First Tower Finance Company LLC

Prospect owns 100% of the equity of First Tower Delaware, a consolidated holding company. First Tower Delaware owns 78.06% of First Tower Finance. First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.

The fair value of our investment in First Tower was $709,846 as of March 31, 2025, a premium of $244,115 to its amortized cost basis compared to a fair value of $605,928 as of June 30, 2024, a premium of $149,790 to its amortized cost. The increase in premium to amortized cost was driven by an increase in financial performance and increased comparable trading multiples.

InterDent, Inc.
Prospect owns 100% of the equity of InterDent, Inc. InterDent is a dental support organization (“DSO”). InterDent provides business and administrative support services to a regionally-diversified set of dental practices so that dentists can focus on delivering high-quality clinical care and patient satisfaction.
The fair value of our investment in InterDent was $367,052 as of March 31, 2025, a discount of $14,928 to its amortized cost basis compared to a fair value of $463,883 as of June 30, 2024, a premium of $102,337 to its amortized cost. The discount to amortized cost resulted from a decline in financial performance and increased debt in the capital structure.

National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties, self-storage, and student housing properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly owned subsidiaries, NPRC invests in online consumer loans and RSSNs. As of March 31, 2025 and June 30, 2024, we own 100% of the fully-diluted common equity of NPRC.
During the nine months ended March 31, 2025, we provided $71,427 of debt financing to NPRC to fund real estate capital expenditures and provide working capital.
During the nine months ended March 31, 2025, we received partial repayments of $213,386 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
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
The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of March 31, 2025, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 20 investments with a fair value of $72,759 and face value of $95,438. The average outstanding note is approximately $4,772 with an expected maturity date ranging from July 2028 to July 2034 and weighted-average expected maturity of 5 years as of March 31, 2025. Coupons range from three-month SOFR (“3M”) plus 5.31% to 9.23% with a weighted-average coupon of 3M + 6.92%. As of March 31, 2025, our senior secured term loan debt and common equity investments in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $90,044. As of March 31, 2025, based on outstanding notional balance, 45.0% of the portfolio was invested in Single - B or below rated tranches and 55.0% of the portfolio in BB or above rated tranches.
As of March 31, 2025, investments held by certain of NPRC’s wholly-owned subsidiaries was comprised of residual interest in one securitizations valued at $1,083 and other assets valued at $1,078 for an aggregate fair value of $2,161.
As of March 31, 2025, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $969,079 and a fair value of $1,428,607. The fair value of $1,336,404 related to NPRC’s real estate portfolio was comprised of forty-seven multi-family properties, five student housing properties, four senior living properties, and two commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of March 31, 2025:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Taco Bell, OK	Yukon, OK	6/4/2014	$1,719	$—
2	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
3	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	21,569
4	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	22,945
5	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	43,656
6	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	25,935
7	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	21,372
8	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	31,810
9	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	27,625
10	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	17,195
11	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	40,713
12	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,213
13	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,405
14	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	30,316
15	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,380
16	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	151,635

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
17	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	87,794
18	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	15,285
19	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	53,711
20	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,585
21	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	35,516
22	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
23	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	58,393
24	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,275
25	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
26	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,621
27	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
28	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
29	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	78,375
30	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,726
31	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,512
32	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
33	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	38,843
34	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
35	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
36	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
37	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
38	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
39	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000
40	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
41	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,975
42	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,955
43	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,203
44	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,601
45	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	106,850
46	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	73,000
47	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
48	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	36,401
49	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	29,408
50	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	24,162
51	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
52	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
53	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
54	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
55	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
56	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,566
57	NPRC Apex Holdings LLC	Cincinnati, OH	1/19/2024	34,225	27,712
58	NPRC Parkton Holdings LLC	Cincinnati, OH	1/19/2024	45,775	37,090
				$2,534,216	$2,194,716
The fair value of our investment in NPRC was $1,428,607 as of March 31, 2025, a premium of $459,528 from its amortized cost basis, compared to a fair value of $1,696,462 as of June 30, 2024, representing a premium of $588,151. The decrease in premium to amortized cost is primarily driven by a decrease in market interest rates and increased debt in the capital structure, offset by growth in net operating income in our real estate portfolio.

NMMB Holdings, Inc.
Prospect owns 92.77% of the fully-diluted equity of NMMB Holdings, Inc. (“Refuel”). NMMB, through its subsidiary, Refuel Agency, provides integrated marketing and advertising services to brands across industries.

The fair value of our investment in Refuel was $81,137 as of March 31, 2025, a premium of $51,414 to its amortized cost basis compared to a fair value of $94,265 as of June 30, 2024, a premium of $64,542 to its amortized cost. The decrease in premium to amortized cost resulted from a revised forecast impacted by continued headwinds in the advertising market and a dividend declared by Refuel.

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

The fair value of our investment in Pacific World was $105,523 as of March 31, 2025, a discount of $228,573 to its amortized cost compared to a fair value of $104,663 as of June 30, 2024, a discount of $215,733 to its amortized cost. The increase in discount to amortized cost resulted from increased debt in the capital structure.

Our controlled investments, including those discussed above, are valued at $363,133 above their amortized cost as of March 31, 2025.

Affiliate and Non-Control Company Investments
We hold two affiliate investments at March 31, 2025 (Nixon, Inc. and RGIS Services, LLC, (“RGIS”)) with a total fair value of $22,693, a premium of $10,958 from their combined amortized cost, compared to a fair value of $18,069 as of June 30, 2024, representing a $6,475 premium to its amortized cost. The increase in premium to amortized cost was driven by an improvement in RGIS’s financial performance.
With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. Note that three of our non-control/non-affiliate investments, Credit.com Holdings, LLC, Town & Country Holdings, Inc. (“Town & Country”), and our CLO investment portfolio, have larger equity positions and are therefore more susceptible to changes in value than the rest of our non-control/non-affiliate investments. As of March 31, 2025, our non-control/non-affiliate portfolio is valued at a discount to amortized cost primarily due to our CLO investment portfolio, which is valued at a $108,415 discount to amortized cost. Additionally, as of March 31, 2025, eight of our non-control/ non-affiliate investments, United Sporting Companies, Inc. (“USC”), Credit.com Holdings, LLC (“Credit.com”), Aventiv Technologies, LLC (“Securus”), WellPath Holdings, Inc. (“WellPath”), Rising Tide Holdings, Inc. (“West Marine”), K&N HoldCo, LLC (“K&N”), Redstone Holdco 2 LP (“RSA”), and Medical Solutions Holdings, Inc. are valued at discounts to amortized cost of $74,712, $60,427, $57,880, $30,386, $25,982, $25,216, $21,630, and $18,491, respectively.
Excluding those non-control/non-affiliate investments discussed above, our remaining non-control/non-affiliate portfolio is valued at a discount of $4,599 to amortized cost as of March 31, 2025.
Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of March 31, 2025 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Public Notes which we issued in January 2021, May 2021 and September 2021; and Prospect Capital InterNotes® which we issue from time to time. As of March 31, 2025, our equity capital is comprised of common and preferred equity.

The following table shows our outstanding debt as of March 31, 2025:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$459,963	$20,018	$459,963	$459,963	1M SOFR +	2.05%

2026 Notes		342,947	1,609	341,338	334,936	3.99%
3.364%	2026 Notes	300,000	2,374	297,626	278,658	3.87%
3.437%	2028 Notes	300,000	4,858	295,142	258,984	3.93%
Public Notes		942,947		934,106	872,578

Prospect Capital InterNotes®		642,898	8,975	633,923	622,523	5.53%
Total		$2,045,808		$2,027,992	$1,955,064
The following table shows our outstanding debt as of June 30, 2024:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$794,796	$22,975	$794,796	$794,796	1M SOFR +	2.05%

2025 Notes		156,168	649	155,519	155,632	6.63%
Convertible Notes		156,168		155,519	155,632

2026 Notes		400,000	3,263	396,737	381,344	3.98%
3.364%	2026 Notes	300,000	3,388	296,612	275,601	3.60%
3.437%	2028 Notes	300,000	5,782	294,218	256,050	3.64%
Public Notes		1,000,000		987,567	912,995

Prospect Capital InterNotes®		504,028	7,999	496,029	479,748	6.33%
Total		$2,454,992		$2,433,911	$2,343,171
The following table shows the contractual maturities by fiscal year of our Revolving Credit Facility, Public Notes and Prospect Capital InterNotes® as of March 31, 2025:

	Payments Due by Fiscal Year ending June 30,
	Total	Remainder of 2025	2026	2027	2028	2029	After 5 Years
Revolving Credit Facility	$459,963	$—	$—	$—	$—	$459,963	$—
Public Notes	942,947	—	342,947	300,000	—	300,000	—
Prospect Capital InterNotes®	642,898	—	38,197	127,863	72,455	72,609	331,774
Total Contractual Obligations	$2,045,808	$—	$381,144	$427,863	$72,455	$832,572	$331,774
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
Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, PCF, a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective June 28, 2024, we completed an extension and upsizing of the revolving credit facility (the “Revolving Credit Facility”). The lenders have extended commitments of $2,121,500 as of March 31, 2025. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $2,250,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extended the maturity date to June 28, 2029 and the revolving period through June 28, 2028, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.
As of March 31, 2025 and June 30, 2024, we had $953,965 and $830,124, respectively, available to us for borrowing under the Revolving Credit Facility, net of $459,963 and $794,796 outstanding borrowings as of the respective balance sheet dates. See Note 4. Revolving Credit Facility within our consolidated financial statements for additional details.
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
As of June 30, 2024, the outstanding principal amount of the 2025 Notes was $156,168. On March 3, 2025 we repaid the remaining outstanding principal amount of $156,168 of the 2025 Notes, plus interest, at maturity. See Note 5. Convertible Notes within our consolidated financial statements for additional details.

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
During the three months ended March 31, 2025, we repurchased $33,325 aggregate principal amount of the 2026 Notes at a weighted average price of 97.61%, including commissions, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $693 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 2026 Notes.
During the nine months ended March 31, 2025, we repurchased $57,053 aggregate principal amount of the 2026 Notes at a weighted average price of 97.44%, including commissions, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $1,264 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 2026 Notes.
As of March 31, 2025 and June 30, 2024, the outstanding aggregate principal amount of the 2026 Notes was $342,947 and $400,000, respectively.

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
As of March 31, 2025 and June 30, 2024, the outstanding aggregate principal amount of the 3.364% 2026 Notes was $300,000 and $300,000, respectively.
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
As of March 31, 2025 and June 30, 2024, the outstanding aggregate principal amount of the 3.437% 2028 Notes was $300,000 and $300,000, respectively.
The 6.375% 2024 Notes, 2026 Notes, the 3.364% 2026 Notes, and the 3.437% 2028 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. See Note 6. Public Notes within our consolidated financial statements for additional details.
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
We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of March 31, 2025 and June 30, 2024, the aggregate principal amount of Prospect Capital InterNotes® outstanding were $642,898 and $504,028, respectively. See Note 7. Prospect Capital InterNotes® within our consolidated financial statements for additional details.
Net Asset Value Applicable to Common Stockholders
During the nine months ended March 31, 2025, our net asset value applicable to common shares decreased by $466,369, or $1.49 per basic weighted average common share. During the nine months ended March 31, 2025, the change in NAV was primarily due to net realized and unrealized losses of $547,107, or $1.25 per basic weighted average common share and $0.21 of dilution per basic weighted average common share due to discounted common share issuances through our common stock dividend reinvestment plan and conversions of Preferred Stock at then-current market prices. Additionally, distributions to common and preferred stockholders of $282,961, or $0.65 per basic weighted average common share exceeded net investment income of $259,797, or $0.60 per basic weighted average common share, resulting in a net decrease of $0.05 per basic weighted average common share. The following table shows the calculation of net asset value per common share as of March 31, 2025 and June 30, 2024:

	March 31, 2025	June 30, 2024
Net assets available to common stockholders	$3,245,364	$3,711,733
Shares of common stock issued and outstanding	447,344,378	424,846,963
Net asset value per common share	$7.25	$8.74
Results of Operations
Operating results for the three and nine months ended March 31, 2025 and March 31, 2024 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Investment income	$170,716	$202,215	$552,490	$649,402
Operating expenses	87,227	107,840	292,693	332,488
Net investment income	83,489	94,375	259,797	316,914
Net realized gains (losses) from investments	(63,180)	(69,763)	(210,203)	(277,129)
Net change in unrealized gains (losses) from investments	(160,869)	119,817	(324,716)	193,705
Net realized gains (losses) on extinguishment of debt	644	(68)	1,128	(212)
Net increase (decrease) in net assets resulting from operations	(139,916)	144,361	(273,994)	233,278
Preferred stock dividend	(26,698)	(24,812)	(80,083)	(72,033)
Net gain (loss) on redemptions of preferred stock	(1,586)	(925)	(188)	(46)
Gain (loss) on Accretion to Redemption Value of Preferred Stock	(3,131)	(4,733)	(13,128)	(4,733)
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stockholders	$(171,331)	$113,891	$(367,393)	$156,466

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

The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Interest income	$159,256	$183,932	$512,669	$581,010
Dividend income	7,753	1,979	17,124	6,378
Other income	3,707	16,304	22,697	62,014
Total investment income	$170,716	$202,215	$552,490	$649,402

Average debt principal of performing interest bearing investments(1)	$6,906,937	$7,261,614	$7,044,491	$7,238,843
Weighted average interest rate earned on performing interest bearing investments(1)	9.22%	10.02%	9.56%	10.51%
Average debt principal of all interest bearing investments(2)	$7,572,416	$7,648,485	$7,598,228	$7,666,849
Weighted average interest rate earned on all interest bearing investments(2)	8.41%	9.51%	8.86%	9.92%
(1) Excludes equity investments and non-accrual loans.
(2) Excludes equity investments.

The weighted average interest rate earned on performing interest bearing assets decreased to 9.22% for the three months ended March 31, 2025 from 10.02% for the three months ended March 31, 2024. The weighted average interest rate earned on all interest bearing investments decreased to 8.41% for the three months ended March 31, 2025 from 9.51% for the three months ended March 31, 2024. The decrease is primarily due to a $24,743 reduction in interest income recognized on our portfolio company investments as a result of repayments and a decline in SOFR rates.
The weighted average interest rate earned on performing interest bearing assets decreased to 9.56% for the nine months ended March 31, 2025 from 10.51% for the nine months ended March 31, 2024. The weighted average interest rate earned on all interest bearing investments decreased to 8.86% for the nine months ended March 31, 2025 from 9.92% for the nine months ended March 31, 2024. The decrease is primarily due to a $53,084 reduction in interest income recognized on our portfolio company investments as a result of repayments and declines in SOFR rates coupled with an $18,812 decline in interest income from our structured credit securities.
Investment income is also generated from dividends and other income which is less predictable than interest income. The following table describes dividend income earned for the three and nine months ended March 31, 2025 and March 31, 2024, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Dividend income
R-V Industries, Inc.	$4,387	$—	$8,774	$—
RGIS Services, LLC	—	—	141	1,307
NMMB, Inc.	—	510	—	657
Other	3,366	1,469	8,209	4,414
Total dividend income	$7,753	$1,979	$17,124	$6,378

Other income is comprised of structuring fees, advisory fees, amendment fees, royalty interests, receipts for residual net profit and revenue interests, administrative agent fees and other miscellaneous and sundry cash receipts. The following table describes other income earned for the three and nine months ended March 31, 2025 and March 31, 2024, respectively:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024
Structuring and amendment fees
Shoes West, LLC (d/b/a Taos Footwear)	$1,648	$—	$1,648	$—
USG Intermediate, LLC	733	—	733	500
PeopleConnect Holdings, Inc	—	—	531	—
Emerge Intermediate, Inc.	—	825	—	825
Pacific World Corporation	—	812	—	812
Collections Acquisition Company, Inc.	—	658	—	658
Faraday Buyer, LLC	—	—	—	1,404
The RK Logistics Group, Inc.	—	—	—	519
Druid City Infusion, LLC	—	—	1,379	—
National Property REIT Corp.	—	—	—	15,476
Julie Lindsey, Inc.	—	—	—	550
Other, net	1,131	939	2,657	2,055
Total structuring and amendment fees	$3,512	$3,234	$6,948	$22,799
Royalty, net profit and revenue interests
National Property REIT Corp.	$—	$12,699	$14,825	$38,145
Other, net	—	168	340	505
Total royalty and net revenue interests	$—	$12,867	$15,165	$38,650
Administrative agent fees
Other, net	$195	$203	$584	$565
Total administrative agent fees	$195	$203	$584	$565
Total other income	$3,707	$16,304	$22,697	$62,014

Other income for the three months ended March 31, 2025 decreased by $12,597 compared to the three months ended March 31, 2024 primarily due to a $12,867 decrease in royalty and net revenue interests which was partially offset by a $278 increase in structuring and amendment fees.
Other income for the nine months ended March 31, 2025 decreased by $39,317 compared to the nine months ended March 31, 2024 primarily due to a $23,485 decrease in royalty and net revenue interests and a $15,851 decrease in structuring and amendment fees primarily due to the NPRC structuring fee received in the nine months ended March 31, 2024 which was not received in the nine months ended March 31, 2025.
Income recognized from dividend income, prepayment premium from early repayments, structuring fees and amendment fees related to specific loan positions is considered to be non-recurring income. For the three months ended March 31, 2025 and three months ended March 31, 2024, we recognized $12,491 and $5,397 of non-recurring income, respectively. The $7,094 increase in nonrecurring income during the three months ended March 31, 2025 is primarily due to an increase of $5,774 in dividend income, an increase of $1,042 in prepayment premium income, an increase of $278 in structuring and amendment fees.
Income recognized from dividend income, prepayment premium from early repayments, structuring fees and amendment fees related to specific loan positions is considered to be non-recurring income. For the nine months ended March 31, 2025 and nine months ended March 31, 2024, we recognized $25,786 and $29,883 of non-recurring income, respectively. The $4,097 decrease in nonrecurring income during the nine months ended March 31, 2025 is primarily due the $15,851 decrease in structuring and amendment fees mainly due to the NPRC structuring fee received during the nine months ended March 31, 2024 which was not received in the nine months ended March 31, 2025, and offset by a $10,746 increase in dividend income and an increase of $1,008 in prepayment premium income.

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
The following table describes the various components of our operating expenses:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Base management fee	$35,578	$39,218	$111,253	$117,594
Income incentive fee	4,207	17,390	33,519	61,332
Interest and credit facility expenses	36,151	39,841	113,890	120,478
Allocation of overhead from Prospect Administration	5,318	5,708	16,734	20,073
Audit, compliance and tax related fees	583	583	2,383	2,079
Directors’ fees	150	150	450	416
Other general and administrative expenses	5,240	4,950	14,464	10,516
Total operating expenses	$87,227	$107,840	$292,693	$332,488
Total gross and net base management fee was $35,578 and $39,218 for the three months ended March 31, 2025 and 2024, respectively. The decrease in total gross base management fee is directly related to a decrease in average total assets.
Total gross and net base management fee was $111,253 and $117,594 for the nine months ended March 31, 2025 and 2024, respectively. The decrease in total gross base management fee is directly related to a decrease in average total assets.
For the three months ended March 31, 2025 and 2024, we incurred $4,207 and $17,390 of income incentive fees, respectively. This decrease was driven by a corresponding decrease in pre-incentive fee net investment income (net of preferred stock dividends) to $60,998 from $86,953 for the three months ended March 31, 2025, and 2024, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
For the nine months ended March 31, 2025 and 2024, we incurred $33,519 and $61,332 of income incentive fees, respectively. This decrease was driven by a corresponding decrease in pre-incentive fee net investment income (net of preferred stock dividends) to $213,233 from $306,213 for the nine months ended March 31, 2025, and 2024, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended March 31, 2025 and 2024, we incurred $36,151 and $39,841, respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). During the nine months ended March 31, 2025 we incurred $113,890 and $120,478, respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Interest on borrowings	$30,656	$35,610	$97,658	$108,211
Amortization of deferred financing costs	2,208	1,890	6,717	5,610
Accretion of discount on unsecured debt	711	717	2,146	2,156
Facility commitment fees	2,576	1,624	7,369	4,501
Total interest and credit facility expenses	$36,151	$39,841	$113,890	$120,478

Average principal debt outstanding	$2,437,194	$2,625,284	$2,499,339	$2,650,971
Annualized weighted average stated interest rate on borrowings(1)	5.03%	5.43%	5.21%	5.44%
Annualized weighted average interest rate on borrowings(2)	5.93%	6.07%	6.08%	6.06%
(1)Includes only the stated interest expense.
(2)Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Convertible and Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.

Interest expense was $30,656 and $35,610 for the three months ended March 31, 2025 and 2024, respectively. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) was 5.03% and 5.43% for the three months ended March 31, 2025 and 2024, respectively. The decrease is primarily due to a decrease in the average Revolving Credit Facility outstanding and decrease in the average stated interest rate on the Revolving Credit Facility as a result of declining SOFR rates and the maturity of the 2025 Convertible Note, offset by an increase in the average outstanding balance and stated interest rates for Prospect Capital InterNotes®. The weighted average interest rate on borrowings was 5.93% and 6.07% for the three months ended March 31, 2025 and 2024, respectively. The decrease was primarily due to a decrease in the average Revolving Credit Facility outstanding and maturity of the 2025 Convertible Note. It is offset by an increase in the average outstanding balance of the Prospect Capital InterNotes®.
Interest expense was $97,658 and $108,211 for the nine months ended March 31, 2025 and 2024, respectively. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) was 5.21% and 5.44% for the nine months ended March 31, 2025 and 2024, respectively. The decrease is primarily due to a decrease in the average Revolving Credit Facility outstanding and decrease in the average stated interest rate on the Revolving Credit Facility as a result of declining SOFR rates,and the maturity of the 2025 Convertible Note, offset by an increase in the average outstanding balance and stated interest rates for Prospect Capital InterNotes®. The weighted average interest rate on borrowings stayed relatively flat at 6.08% and 6.06% for the nine months ended March 31, 2025 and 2024, respectively.
The allocation of net overhead expense from Prospect Administration was $5,318 and $5,708 for the three months ended March 31, 2025 and 2024, respectively. Prospect Administration received estimated payments of $1,022 and $265 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal and tax services during the three months ended March 31, 2025 and 2024, respectively.
The allocation of net overhead expense from Prospect Administration was $16,734 and $20,073 for the nine months ended March 31, 2025 and 2024, respectively. Prospect Administration received estimated payments of $2,013 and $4,107 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal and tax services during the nine months ended March 31, 2025 and 2024, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration.
Had Prospect Administration not received these payments during the three and nine months ended March 31, 2025 and 2024, Prospect Administration’s charges for its administrative services during the respective period would have increased by this amount.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $5,973 and $5,683 for the three months ended March 31, 2025 and March 31, 2024, respectively.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration, net of any expense reimbursements, were $17,297 and $13,011 for the nine months ended March

31, 2025 and March 31, 2024, respectively. The increase was primarily attributable to an increase in audit, compliance and tax related fees, legal fees, as well as other general and administrative expenses.

Net Realized Gains (Losses)
The following table details net realized gains (losses) from investments for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,
Portfolio Company	2025	2024
Other, net	$17	$80
Structured Subordinated Notes, net	(63,197)	259
NMMB Inc.	—	1,188
Engine Group, Inc.	—	(28,968)
Curo Group Holdings Corp.	—	(42,322)
Net realized gains (losses) from investments	$(63,180)	$(69,763)
The following table details net realized gains (losses) from investments for the nine months ended March 31, 2025 and March 31, 2024:

	Nine Months Ended March 31,
Portfolio Company	2025	2024
NMMB Inc.	$6,366	$1,040
Other, net	670	159
Wellful, Inc.	(3,750)	—
STG Distribution, LLC (f/k/a Reception Purchaser, LLC)	(5,511)	—
Research Now Group, LLC and Dynata, LLC (1)	(48,118)	—
Structured Subordinated Notes, net	(159,860)	(25,592)
Engine Group, Inc.	—	(28,968)
Curo Group Holdings Corp.	—	(42,322)
PGX Holdings, Inc. (2)	—	(181,446)
Net realized gains (losses) from investments	$(210,203)	$(277,129)
(1)Our Research Now Group, LLC and Dynata, LLC Second Lien Term Loan was restructured to 100,000 shares of Common Stock of New Insight Holdings, Inc. and 285,714 Warrants (to purchase shares of Common Stock of New Insight Holdings, Inc.) during the nine months ended March 31, 2025. A portion of the cost basis exchanged was written-off for tax purposes and we recorded a realized loss of $48,118 to our investment in Research Now Group, LLC and Dynata, LLC.
(2)The net realized loss during the nine months ended March 31, 2024 was primarily due to the restructuring of PGX Holdings, Inc. (“PGX”). On September 28, 2023, PGX underwent a corporate restructuring with the new borrower being Credit.com Holdings, LLC. As part of this transaction, our existing First Lien Term Loan was restructured into new debt, resulting in a realized loss of $1,460. Our Second Lien Term Loan was written-off and we recorded a realized loss of $179,986.
Net Realized Gain/Loss from Extinguishment of Debt
During the three months ended March 31, 2025 and March 31, 2024, we recorded a net realized gain from extinguishment of debt of $644 and net realized loss from extinguishment of debt of $68, respectively. During the nine months ended March 31, 2025 and March 31, 2024, we recorded a net realized gain from extinguishment of debt of $1,128 and net realized loss from extinguishment of debt of $212, respectively. Refer to Capitalization for additional discussion.
Net Realized Gain/Loss from Redemptions of Preferred Stock
During the three months ended March 31, 2025, we recorded a net realized loss of $3,131 from the accretion to redemption value of redeemable securities. During the three months ended March 31, 2024, we recorded a net realized loss of $4,733 from the accretion to redemption value of redeemable securities.

During the nine months ended March 31, 2025, we recorded a net realized loss of $13,128 from the accretion to redemption value of redeemable securities. During the nine months ended March 31, 2024, we recorded a net realized loss of $4,733 from the accretion to redemption value of redeemable securities.
During the three months ended March 31, 2025 we recorded a net realized loss of $1,619 from the conversions of preferred stock to common, which was offset by a gain of $33 from the redemptions of preferred stock to cash, resulting in a net realized loss of $1,586. During the three months ended March 31, 2024 we recorded a net realized loss of $925 from conversions of preferred stock to common stock.
During the nine months ended March 31, 2025 we recorded a net realized loss of $261 from the conversions of preferred stock to common, and a gain of $73 from the redemptions of preferred stock to cash, resulting in a net realized loss of $188. During the nine months ended March 31, 2024 we recorded a realized loss of $46 from a preferred stock tender offer, preferred stock repurchases, and conversions of preferred stock to common stock. Refer to Financial Condition, Liquidity, and Capital Resources for additional discussion.
Change in Unrealized Gains (Losses)
The following table details net change in unrealized gains (losses) for our portfolio for the three and nine months ended March 31, 2025 and March 31, 2024, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Control investments	$(73,292)	$125,827	$(217,121)	$8,592
Affiliate investments	2,481	(487)	4,483	2,101
Non-control/non-affiliate investments	(90,058)	(5,523)	(112,078)	183,012
Net change in unrealized gains (losses)	$(160,869)	$119,817	$(324,716)	$193,705
The following table reflects net change in unrealized gains (losses) on investments for the three months ended March 31, 2025:

Net Change in Unrealized Gains (Losses)
First Tower Finance Company LLC	$43,762
Recovery Solutions Parent, LLC	28,422
Other, net	5,228
Pacific World Corporation	(6,744)
Belnick, LLC (d/b/a The Ubique Group)	(7,664)
CP Energy Services Inc.	(10,722)
Town & Country Holdings, Inc.	(13,866)
Wellpath Holdings, Inc.	(14,517)
Credit.com Holdings, LLC	(36,357)
Subordinated Structured Notes	(39,104)
InterDent, Inc.	(46,390)
National Property REIT Corp.	(62,917)
Net change in unrealized gains (losses)	$(160,869)

The following table reflects net change in unrealized gains (losses) on investments for the three months ended March 31, 2024:

Net Change in Unrealized Gains (Losses)
Valley Electric Company, Inc.	$104,138
Engine Group, Inc.	28,990
Curo Group Holdings Corp.	28,967
National Property REIT Corp.	24,705
Universal Turbine Parts, LLC	8,221
InterDent, Inc.	7,610
Subordinated Structured Notes	(6,538)
Other, net	(11,319)
First Tower Finance Company LLC	(15,003)
Research Now Group, LLC and Dynata, LLC	(24,023)
Credit.com Holdings, LLC	(25,931)
Net change in unrealized gains (losses)	$119,817

The following table reflects net change in unrealized gains (losses) on investments for the nine months ended March 31, 2025:

Net Change in Unrealized Gains (Losses)
First Tower Finance Company LLC	$94,327
Research Now Group, LLC and Dynata, LLC (1)	47,693
Recovery Solutions Parent, LLC	28,422
Reception Purchaser, LLC	7,983
Other, net	6,874
Rising Tide Holdings, Inc.	(6,014)
Credit Central Loan Company, LLC	(6,309)
R-V Industries, Inc.	(6,566)
STG Distribution, LLC (f/k/a Reception Purchaser, LLC)	(8,896)
Medical Solutions Holdings, Inc.	(9,034)
Nationwide Loan Company LLC	(9,328)
Belnick, LLC (d/b/a The Ubique Group)	(11,604)
Pacific World Corporation	(12,840)
CP Energy Services Inc.	(13,045)
NMMB, Inc.	(13,128)
Wellpath Holdings, Inc.	(16,273)
Subordinated Structured Notes	(16,406)
Redstone Holdco 2 LP	(19,530)
Town & Country Holdings, Inc.	(24,962)
Credit.com Holdings, LLC	(42,831)
Aventiv Technologies, LLC	(47,361)
InterDent, Inc.	(117,264)
National Property REIT Corp.	(128,624)
Net change in unrealized gains (losses)	$(324,716)
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

The following table reflects net change in unrealized gains (losses) on investments for the nine months ended March 31, 2024:

Net Change in Unrealized Gains (Losses)
PGX Holdings, Inc. (1)	$179,986
Valley Electric Company, Inc.	149,346
Curo Group Holdings, Corp. (2)	29,985
Engine Group, Inc.(3)	29,090
Universal Turbine Parts, LLC	20,714
R-V Industries, Inc.	13,441
Other, net	11,655
MITY, Inc.	11,430
Rising Tide Holdings, Inc.	(6,142)
Reception Purchaser, LLC	(6,835)
Nationwide Loan Company LLC	(7,761)
Securus Technologies Holdings, Inc.	(10,785)
Credit.com Holdings, LLC	(15,000)
CP Energy Services, Inc.	(25,942)
First Tower Finance Company LLC	(26,532)
Research Now Group, LLC and Dynata, LLC	(31,794)
National Property REIT Corp.	(121,151)
Net change in unrealized gains (losses)	$193,705
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
Financial Condition, Liquidity and Capital Resources
For the nine months ended March 31, 2025 and March 31, 2024, our operating activities provided $530,803 and provided $152,223 of cash, respectively. The $378,580 increase is primarily driven by a $557,971 increase in repayments, offset by a $8,835 decrease in net reductions to Subordinated Structured Notes and related costs, and by a $129,781 decrease in originations, for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024. There were no investing activities for the nine months ended March 31, 2025 and March 31, 2024. Financing activities used $562,177 and used $194,389 of cash during the nine months ended March 31, 2025 and March 31, 2024, respectively, which included dividend payments and distributions to common and preferred stockholders of $260,739 and $269,238, respectively. The $367,788 decrease is primarily driven by a $82,628 decrease in issuance of preferred stock and a $303,007 decrease in net debt issuances, for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024.

Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, to repay outstanding borrowings and to make cash distributions to our stockholders.

Our primary sources of funds have historically been issuances of debt and common equity, and beginning with our year ended June 30, 2021, issuances of preferred equity. We have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the nine months ended March 31, 2025, we borrowed $1,442,300 and we made repayments totaling $1,777,133 under the Revolving Credit Facility. As of March 31, 2025, our outstanding balance on the Revolving Credit Facility was $459,963. As of March 31, 2025, we had, net of unamortized discount and debt issuance costs, $934,106 outstanding on the Public Notes and $633,923 outstanding on the Prospect Capital InterNotes® (See “Capitalization” above).

Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of March 31, 2025 and June 30, 2024, we had $42,585 and $34,771, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies, of which $17,300 and $2,215 are considered at the Company’s sole discretion. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of March 31, 2025 and June 30, 2024, as they were all floating rate instruments that repriced frequently.
On February 10, 2023, we filed a registration statement on Form N-2 (File No. 333-269714) that was effective upon filing pursuant to Rule 462(e) under the Securities Act of 1933, as amended (the “Securities Act”), and which replaced our previously effective registration statement on Form N-2 that had been filed on February 13, 2020 and which was also effective upon filing pursuant to Rule 462(e) under the Securities Act. The registration statement permits us to issue, through one or more transactions, an indeterminate amount of securities, consisting of common stock, preferred stock, debt securities, subscription rights to purchase our securities, warrants representing rights to purchase our securities or separately tradable units combining two or more of our securities.
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
Each series of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock, 7.50% Preferred Stock, and Series A Preferred Stock ranks (with respect to the payment of dividends and rights upon liquidation, dissolution or winding up) (a) senior to our common stock, (b) on parity with each other series of our preferred stock, and (c) junior to our existing and future secured and unsecured indebtedness. See Note 8. Fair Value and Maturity of Debt Outstanding for further discussion on our senior securities.
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
During the three months ended March 31, 2025, we exchanged an aggregate of 14,280 Series M1 Preferred Stock for an aggregate of 14,280 newly-issued Series M4 Preferred Stock and we exchanged an aggregate of 41,574 Series M3 Preferred Stock for an aggregate of 29,574 and 12,000 newly-issued Series M4 Preferred Stock and newly-issued series M5 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act.

During the nine months ended March 31, 2025, we exchanged an aggregate of 152,898 Series M1 Preferred Stock for an aggregate of 10,842 and 142,054 newly-issued Series M3 Preferred Stock and Series M4 Preferred Stock, respectively, and we exchanged an aggregate of 277,080 Series M3 Preferred Stock for an aggregate of 265,078 and 12,000 newly-issued Series M4 Preferred Stock and newly-issued Series M5 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act.
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
For so long as the Series A Preferred Stock, the Floating Rate Preferred Stock, or 7.50% Preferred Stock are outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, if dividends on the Preferred Stock have accumulated and been unpaid for a period of two years, a possibility of redemption outside of the Company’s control exists and, in accordance with ASC 480, we have presented our 5.50% Preferred Stock, 6.50% Preferred Stock, and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of March 31, 2025 and June 30, 2024.
The Floating Rate Preferred Stock and 7.50% Preferred Stock are redeemable at the election of the holder at any time; therefore, is probable of redemption outside of the Company’s control. As a result, the Floating Rate Preferred Stock and 7.50% Preferred Stock are classified within temporary equity on our Consolidated Statement of Assets and Liabilities as of March 31, 2025 and are accreted to redemption value upon issuance. Accretion to redemption value is treated as an adjustment to net increase (decrease) in net assets resulting from operations applicable to common stockholders on our Consolidated Statement of Operations.
We determined the estimated value as of March 31, 2025 of our 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock, and 7.50% Preferred Stock was a $25.00 stated value per share. We engaged a third-party valuation service to assist in our determination based on the calculation resulting from the total equity on our Consolidated Statements of Assets and Liabilities in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (the “Form 10-Q”), which was prepared in accordance with U.S. generally accepted accounting principles in the United States of America, adjusted for the fair value of our investments (i.e. from our Consolidated Schedule of Investments) and total liabilities, divided by the number of shares of our Preferred Stock outstanding. Based on this methodology and because the result from the calculation above is greater than the $25.00 per share stated value of our 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock, and 7.50% Preferred Stock, the estimated value of our 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock, and 7.50% Preferred Stock as of March 31, 2025 is $25.00 per share.
Common Stock
Our common stockholders’ equity accounts as of March 31, 2025 and June 30, 2024 reflect cumulative shares issued, net of shares previously repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemptions Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
We did not repurchase any shares of our common stock under the Repurchase Program for the nine months ended March 31, 2025 and March 31, 2024. As of March 31, 2025, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
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

Recent Developments
On May 8, 2025, we announced the declaration of monthly dividends for our for 7.50% Preferred Stock holders of record on the following dates based on an annualized rate equal to 7.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in September as a result), as follows:

Monthly Cash 7.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
June 2025	6/18/2025	7/1/2025	$0.156250
July 2025	7/23/2025	8/1/2025	$0.156250
August 2025	8/20/2025	9/2/2025	$0.156250
On May 8, 2025, we announced the declaration of monthly dividends for our Floating Rate Preferred Stock for holders of record on the following dates based on an annualized rate equal to 6.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in September as a result), authorized on May 6, 2025, as follows:

Monthly Cash Floating Rate Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
June 2025	6/18/2025	7/1/2025	$0.135417
July 2025	7/23/2025	8/1/2025	$0.135417
August 2025	8/20/2025	9/2/2025	$0.135417
On May 8, 2025, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in September as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
June 2025	6/18/2025	7/1/2025	$0.114583
July 2025	7/23/2025	8/1/2025	$0.114583
August 2025	8/20/2025	9/2/2025	$0.114583
On May 8, 2025, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 6.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in September as a result), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
June 2025	6/18/2025	7/1/2025	$0.135417
July 2025	7/23/2025	8/1/2025	$0.135417
August 2025	8/20/2025	9/2/2025	$0.135417

On May 8, 2025, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
May 2025 - July 2025	7/23/2025	8/1/2025	$0.334375
On May 8, 2025, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
May 2025	5/28/2025	6/18/2025	$0.0450
June 2025	6/26/2025	7/22/2025	$0.0450
July 2025	7/29/2025	8/20/2025	$0.0450
August 2025	8/27/2025	9/18/2025	$0.0450

On April 9, 2025, we commenced a tender offer to purchase for cash any and all of the $342,947 aggregate principal amount of our outstanding 2026 Notes at a purchase price of 99.00%, plus accrued and unpaid interest (the “2026 Notes April Tender Offer”). The 2026 Notes April Tender Offer expired at 5:00 p.m., New York City time, on April 17, 2025. As of the settlement date, $135,731 aggregate principal amount of the 2026 Notes were validly tendered and accepted. Following settlement of the 2026 Notes April Tender Offer, which occurred on April 22, 2025, approximately $207,216 aggregate principal amount of the 2026 Notes remain outstanding.
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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. All of our investments carried at fair value are classified as Level 2 or Level 3 as of March 31, 2025 and June 30, 2024, with a significant portion of our investments classified as Level 3.
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
At March 31, 2025, $3,819,172, $2,840,624, $26,188, and $10,918 of our total investments were valued using the discounted cash flow, enterprise value waterfall, asset recovery analysis, and option pricing model, respectively, compared to $4,798,675, $2,846,887, $22,940, and $0, respectively, at June 30, 2024.
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
Recent Accounting Pronouncements
For discussion of recent accounting pronouncements, see Note 2 within the accompanying notes to the consolidated financial statements.
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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the Secured Overnight Financing Rate (“SOFR”), EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a SOFR floor. Our loans typically have durations of one, three or six months after which they reset to current market interest rates. As of March 31, 2025, 77.51% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility and Floating Rate Preferred Stock that pay interest and monthly dividends, respectively, based on floating SOFR rates. Interest on borrowings under the revolving credit facility is one-month SOFR plus 205 basis points with no minimum SOFR floor and there is $459,963 of outstanding borrowings as of March 31, 2025. Dividends for the Floating Rate Preferred Stock are equal to one-month Term SOFR (which will reset upon each dividend declaration by our Board of Directors) plus 2.00%, subject to a minimum and maximum annualized dividend rate of 6.50% and 8.00%, respectively. There are 9,191,203 shares of the Floating Rate Preferred Stock outstanding as of March 31, 2025. See Note 9. Equity Offerings, Offering Expenses, and Distributions for further discussion on our Floating Rate Preferred Stock. The Convertible Notes, Public Notes, Prospect Capital InterNotes® and remaining Preferred Stock bear interest at fixed rates.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in Subordinated Structured Notes) to our loan portfolio and outstanding debt as of March 31, 2025, assuming no changes in our investment and borrowing structure:

Basis Point Change	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Income(1)
Up 300 basis points	$96,936	$13,799	$83,137
Up 200 basis points	$64,362	$9,199	$55,163
Up 100 basis points	$31,900	$4,600	$27,300
Down 100 basis points	$(32,918)	$(4,600)	$(28,318)
Down 200 basis points	$(59,984)	$(9,199)	$(50,785)
Down 300 basis points	$(82,596)	$(13,799)	$(68,797)
(1)Excludes the impact of income incentive fee and does not reflect dividends paid on preferred stock, including the preferred stock that pay dividends based on a floating rate, since those dividends do not reduce net investment income on our Consolidated Statement of Operations. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of March 31, 2025 the one and three month SOFR were 4.32% and 4.29%, respectively. As of March 31, 2025 the PRIME rate was 7.5%.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the period ended March 31, 2025, we did not engage in hedging activities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2025, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are not aware of any material legal proceedings as of March 31, 2025.
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
Risks Relating to Our Business
Macroeconomic uncertainty could have a significant adverse effect on our business, financial condition and results of operations
The three months ended March 31, 2025 have been characterized by continued uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, ongoing political and regulatory uncertainty, including potential shifts in U.S. trade policy and the imposition of new tariffs, as well as geopolitical instability stemming from the conflicts in Ukraine and the Middle East.
Although inflation generally decelerated throughout 2024 and during the first quarter of 2025 due to central bank monetary tightening, including maintaining elevated interest rates, it remains above target levels set by central banks, including the Federal Reserve. Despite three interest rate cuts by the Federal Reserve in the latter part of 2024, the Federal Reserve kept rates constant during March 2025 and rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023. The Federal Reserve has also indicated its intent to maintain higher interest rates in the near term. Rising interest rates can dampen consumer spending and slow corporate profit growth, negatively impacting our portfolio companies, particularly those vulnerable to economic downturns or recessions. While further interest rate hikes are not expected at this time, any renewed increases could lead to a rise in non-performing assets and decline in portfolio value if investment write-downs become necessary. It remains difficult to predict the full impact of recent and any future changes with respect to interest rates or inflation.
Further contributing to economic uncertainty, the current U.S. presidential administration has implemented significant changes to U.S. trade policy, the size of the federal government and the enforcement of various regulations. These policy shifts have introduced additional market instability and reduce investor confidence. For example, changes in trade policy and the imposition of new tariffs could disrupt supply chains and potentially reverse the recent downward trend in inflation. The uncertainty as to how or what tariffs will be enforced or will be imposed in the future or what retaliatory measures other countries may take in response to tariffs proposed or imposed by the U.S. could further increase costs, decrease margins, reduce the competitiveness of products and services offered by our portfolio companies and adversely affect the revenues and profitability of our portfolio companies whose business rely on imported goods. Meanwhile, substantial reductions in government spending could negatively affect certain of our portfolio companies that rely on government contracts, destabilize the U.S. government contracting market and harm our ability to generate expected returns. Additionally, changes in the regulation or enforcement of bank lending and capital requirements could have material and adverse effects on the private credit market. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and adversely affect the Company, its portfolio companies or their respective financial performance.
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
The below calculation assumes (i) $7.4 billion in total assets, (ii) an average cost of funds of 5.58% (including preferred dividend payments), (iii) $2.0 billion in debt outstanding, (iv) $0.7 billion in liquidation preference of preferred stock paying a 5.50% annual dividend outstanding, (v) $0.7 billion in liquidation preference of preferred stock paying a 6.50% annual dividend outstanding, (vi) $0.13 billion in liquidation preference of preferred stock paying a 5.35% annual dividend outstanding, (vii) $0.2 billion in liquidation preference of the Floating Rate Preferred Stock paying a 6.50% annual dividend (based on the floating rate as of May 2, 2025) outstanding, (viii) $0.4 billion in liquidation preference of preferred stock paying a 7.50% annual dividend outstanding and (ix) $3.2 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(1)	(31.1)%	(19.4)%	(7.6)%	4.2%	16.0%
The below calculation assumes (i) $7.4 billion in total assets, (ii) an average cost of funds of 5.38% (including preferred dividend payments), (iii) $2.1 billion in debt outstanding, (iv) $0.13 billion in liquidation preference of preferred stock paying a 5.35% annual dividend outstanding, (v) $0.2 billion in liquidation preference of the Floating Rate Preferred Stock paying a 6.50% annual dividend (based on the floating rate as of May 2, 2025) outstanding, (vi) $0.4 billion in liquidation preference of preferred stock paying a 7.50% annual dividend outstanding and (vii) $4.4 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(2)	(19.7)%	(11.6)%	(3.4)%	4.8%	12.9%

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
Pursuant to SEC regulations, this table is calculated as of March 31, 2025. As a result, it has not been updated to take into account any changes in assets or leverage since March 31, 2025.
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
We did not repurchase any shares of our common stock under the Repurchase Program for the three months ended March 31, 2025.
As of March 31, 2025, the approximate dollar value of shares that may yet be purchased under the plan is $65.9 million.
On June 16, 2022, our Board of Directors authorized the repurchase of up to 1.5 million shares our Series A Preferred Stock and further on October 11, 2023, authorized any and all outstanding Series A Preferred Stock to be repurchased. The manner, price, volume and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. There were no repurchases during the three months ended March 31, 2025.
During the three months ended March 31, 2025, we exchanged an aggregate of 14,280 Series M1 Preferred Stock for an aggregate of 14,280 newly-issued Series M4 Preferred Stock and we exchanged an aggregate of 41,574 Series M3 Preferred Stock for an aggregate of 29,574 and 12,000 of newly-issued Series M4 Preferred Stock and newly-issued Series M5 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act. Section 3(a)(9) provides that the registration requirements of the Securities Act will not apply to “any security exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.” We have no contract, arrangement or understanding relating to, and will not, directly or indirectly, pay any commission or other remuneration to any broker, dealer, salesperson, agent or any other person for soliciting exchanges in the exchange offer.
The shares of Series M4 Preferred Stock and Series M5 Preferred Stock issued in the exchange were issued in each case to an existing security holder of the Company, along with cash in respect of accrued but unpaid dividends on the exchanged securities, plus any fractional amount of a Series M1 Preferred Stock or Series M3 Preferred Stock exchanged multiplied by $25.00 in cash, exclusively in exchange for such holder’s securities and no commission or other remuneration was paid or given for soliciting the exchange. The Series M1 Preferred Stock and Series M3 Preferred Stock are convertible at the option of the holder. See Note 9 for further discussion of the features of the Series M1 Preferred Stock, Series M3 Preferred Stock and Series M4 Preferred Stock. Other exceptions may apply.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended March 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

		Stock Price		Premium (Discount) of High to NAV	Premium (Discount) of Low to NAV
	NAV(1)	High(2)	Low(2)
Year Ended June 30, 2023
First quarter	$10.01	$8.18	$6.11	(18.3)%	(39.0)%
Second quarter	9.94	7.82	6.39	(21.3)%	(35.7)%
Third quarter	9.48	7.66	6.67	(19.2)%	(29.6)%
Fourth quarter	9.24	6.94	6.08	(24.9)%	(34.2)%
Year Ended June 30, 2024
First quarter	$9.25	$6.65	$5.94	(28.1)%	(35.8)%
Second quarter	8.92	6.18	5.08	(30.7)%	(43.0)%
Third quarter	8.99	6.24	5.33	(30.6)%	(40.7)%
Fourth quarter	8.74	5.69	5.21	(34.9)%	(40.4)%
Twelve Months Ending June 30, 2025
First quarter	$8.10	$5.60	$4.75	(30.9)%	(41.4)%
Second quarter	7.84	5.34	4.16	(31.9)%	(46.9)%
Third quarter	7.25	4.45	4.10	(38.6)%	(43.4)%
(1) Net asset value per common share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per common share on the date of the high or low sales price. The NAVs shown are based on outstanding shares of our common stock at the end of each period.
(2) The High/Low Stock Price is calculated as of the closing price on a given day in the applicable quarter.
As of May 7, 2025, we had approximately 188 stockholders of record.
The below table sets forth each class of our outstanding securities as of May 7, 2025:

Title of Class of Securities	Amount Authorized	Amount Held by Registrant or for its Account	Amount Outstanding Exclusive of Amount held by Registrant or for its Account
Common Stock	1,152,100,000	—	451,534,752
Preferred Stock	847,900,000	—	70,852,138
2026 Notes	$400,000	—	$207,216
3.364% 2026 Notes	$300,000	—	$300,000
3.437% 2028 Notes	$300,000	—	$300,000
Prospect Capital InterNotes®	$1,000,000	—	$645,221	(1)
(1) Prospect Capital InterNotes® amount outstanding includes settlements occurring on or before the filing date of the 10-Q for the quarterly period ended March 31, 2025.

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

FEES AND EXPENSES
The following tables are intended to assist you in understanding the costs and expenses that an investor in shares of common stock will bear directly or indirectly. The sales load and offering expenses shown in the table below will be paid for by the Company and will be indirectly borne by holders of our common stock and not by the holders of Preferred Stock prior to any conversion of such Preferred Stock to common stock. We caution you that some of the percentages indicated in the table below are estimates and may vary. These tables are based on our assets and common stock outstanding as of March 31, 2025, except that we assume that we have $0.7 billion in preferred stock outstanding paying dividends of 5.50% per annum, $0.7 billion in preferred stock outstanding paying dividends of 6.50% per annum, $0.2 billion in preferred stock outstanding paying dividends of a floating rate (assuming 6.50% annualized, based on the floating rate as of May 2, 2025), $0.4 billion in preferred stock outstanding paying dividends of 7.50% per annum, in addition to our $0.13 billion of preferred stock outstanding paying dividends of 5.35% per annum, and that we have borrowed $2.1 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.6 billion.
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

Stockholder transaction expenses:	Series A5 Shares		Series M5 Shares
Sales Load (as a percentage of offering price)	10.00%	(1)	3.00%	(2)
Offering expenses borne by the Company (as a percentage of offering price)	1.50%	(3)	1.50%	(3)
Preferred Stock Dividend reinvestment plan expenses (4)	None		None
Total stockholder transaction expenses (as a percentage of offering price):	11.50%		4.50%
Annual expenses (as a percentage of net assets attributable to common stock):
Management fees (5)	5.65%
Incentive fees payable under Investment Advisory Agreement (20% of realized capital gains and 20% of pre-incentive fee net investment income) (6)	1.40%
Total advisory fees	7.05%
Total interest expenses (7)	6.74%
Other expenses (8)	1.41%
Total annual expenses (6)(8)	15.20%
Dividends on Preferred Stock (9)	4.33%
Total annual expenses after dividends on Preferred Stock (10)	19.53%
Example
The following table demonstrates the projected dollar amount of cumulative expenses we would pay out of net assets and that you would indirectly bear over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we have $0.7 billion in preferred stock outstanding paying dividends of 5.50% per annum, $0.7 billion in preferred stock outstanding paying dividends of 6.50% per annum, $0.2 billion in preferred stock outstanding paying dividends of a floating rate (assuming 6.50% annualized, based on the floating rate as of May 7, 2025), $0.4 billion in preferred stock outstanding paying dividends of 7.50% per annum, in addition to our $0.13 billion of preferred stock outstanding paying dividends of 5.35% per annum, and that we have borrowed $2.1 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.6 billion, and that our annual operating expenses would remain at the levels set forth in the table above and that we would pay the costs shown in the table above.

	1 Year	3 Years	5 Years	10 Years
A5 Shares - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio*	$247	$516	$720	$1,038
M5 Shares - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio*	$201	$490	$705	$1,040
A5 Shares - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio**	$256	$536	$742	$1,053
M5 Shares - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio**	$216	$511	$728	$1,056

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

(4)    The expenses of the Preferred Dividend Reinvestment Plan are included in “other expenses.” See “Capitalization” in the Prospectus Supplement.

(5)    Our base management fee is 2% of our gross assets (which include any amount borrowed, i.e., total assets without deduction for any liabilities, including any borrowed amounts for non-investment purposes, for which purpose we have not and have no intention of borrowing). Although no plans are in place to borrow the full amount under our line of credit, assuming that we borrowed $2.1 billion, the 2% management fee of gross assets equals approximately 5.65% of net assets.

(6)    Based on our net investment income and realized capital gains, less realized and unrealized capital losses, earned on our portfolio for the nine months ended March 31, 2025, all of which consisted of an income incentive fee. This historical amount has been adjusted to reflect the issuance of 96,187,000 shares of preferred stock. The capital gain incentive fee is paid without regard to pre-incentive fee income. For a more detailed discussion of the calculation of the two-part incentive fee, see “Management Services-Investment Advisory Agreement” in the prospectus.

(7)    As of March 31, 2025, we had $1.6 billion outstanding of Unsecured Notes (as defined below) in various maturities, ranging from October 15, 2025 to March 15, 2052, and interest rates, ranging from 2.25% to 8.00%, some of which are convertible into shares of the Company’s common stock at various conversion rates.

(8)    “Other expenses” are based on estimated amounts for the current fiscal year. The amount shown above represents annualized expenses during our nine months ended March 31, 2025 representing all of our estimated recurring operating expenses (except fees and expenses reported in other items of this table) that are deducted from our operating income and reflected as expenses in our Consolidated Statement of Operations. The estimate of our overhead expenses, including payments under an administration agreement with Prospect Administration, or the Administration Agreement is based on our projected allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations under the Administration Agreement. See “Business-Management Services-Administration Agreement” in the applicable prospectus.

(9)    Based on the 5.50% per annum dividend rate applicable to the Series A1 Shares, M1 Shares, M2 Shares, AA1 Shares, MM1 Shares, and A2 Shares. Also based on the 5.35% per annum dividend rate applicable to the A Shares. Also based on the 6.50% per annum dividend rate applicable to the Series A3 Shares, M3 Shares, AA2 Shares, and MM2 Shares, the 6.50% annualized dividend rate applicable to Floating Rate Preferred Stock based on the floating rate as of May 2, 2025 and the 7.50% per annum dividend rate applicable to the Series A5 Shares and M5 Shares. Other series of preferred stock, including other series of preferred stock being sold in different offerings, may bear different annual dividend rates. No dividend will be paid on shares of Preferred Stock after they have been converted to shares of common stock.

(10)     The indirect expenses associated with the Company’s investments in collateralized loan obligations are not included in the fee table presentation, but if such expenses were included in the fee table presentation then the Company’s total annual expenses would have been 15.44%, or 19.77% after dividends on preferred stock.
Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
3.3	Articles of Amendment(3)
3.4	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (4)
3.5	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (5)
3.6	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(6)
3.7	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(7)
3.8	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(8)
3.9	Certificate of Correction to Articles Supplementary of Prospect Capital Corporation(9)
3.10	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(10)
3.11	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(11)
3.12	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(12)
3.13	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(13)
3.14	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(14)
3.15	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation - Preferred Stock, Series A4, Preferred Stock Series M4(15)
3.16	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation - Convertible Preferred Stock(16)
3.17	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(17)
3.18	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(18)
3.19	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(19)
4.1	One Thousand Four Hundred Ninety-Ninth Supplemental Indenture dated as of March 13, 2025, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2028(20)
4.2	One Thousand Five Hundredth Supplemental Indenture dated as of March 13, 2025, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2030(20)
4.3	One Thousand Five Hundred First Supplemental Indenture dated as of March 20, 2025, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2028(21)
4.4	One Thousand Five Hundred Second Supplemental Indenture dated as of March 20, 2025, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2030(21)
4.5	One Thousand Five Hundred Third Supplemental Indenture dated as of March 27, 2025, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2028(22)
4.6	One Thousand Five Hundred Fourth Supplemental Indenture dated as of March 27, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2030(22)
10.1	Amendment No.1 to the Amended and Restated Custody Agreement, dated May 6, 2025, by and between the Company and U.S. Bank Trust Company, National Association*
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.

(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on August 4, 2020.
(4)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on August 4, 2020.
(5)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on November 4, 2020.
(6)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on November 4, 2020.
(7)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 57 to the Registration Statement on Form N-2, filed on May 20, 2021.
(8)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 65 to the Registration Statement on Form N-2, filed on July 15, 2021.
(9)	Incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K, filed on July 19, 2021.
(10)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(11)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on June 9, 2022.
(12)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(13)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(14)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on February 13, 2023.
(15)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 29, 2023.
(16)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on December 29, 2023.
(17)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on January 25, 2024.
(18)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 17, 2024.
(19)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 30, 2024.
(20)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 87 to the Registration Statement on Form N-2, filed on March 13, 2025.
(21)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 88 to the Registration Statement on Form N-2, filed on March 20, 2025.
(22)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 89 to the Registration Statement on Form N-2, filed on March 27, 2025.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT CAPITAL CORPORATION

May 8, 2025	By:	/s/ JOHN F. BARRY III
Date		John F. Barry III
Chairman of the Board and Chief Executive Officer

May 8, 2025	By:	/s/ KRISTIN L. VAN DASK
Date		Kristin L. Van Dask
Chief Financial Officer