Form 10-K
period 2025-06-30
PROSPECT CAPITAL CORP
filed 2025-08-26
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025 OR
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
7.50% Series A5 Preferred Stock, par value $0.001
7.50% Series M5 Preferred Stock, par value $0.001

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant as of December 31, 2024 was $1.349 billion (based on the closing price on that date of $4.31 on the NASDAQ Global Select Market). For the purposes of calculating this amount only, all executive officers and Directors are “affiliates” of the Registrant.
As of August 25, 2025, there were 462,343,452 shares of the Registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

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
•the impact of global events outside of our control, including the consequences of the ongoing conflict between Russia and Ukraine and in the Middle East, on our and our portfolio companies’ businesses and the global economy;
•uncertainty surrounding inflation and the financial stability of the United States, Europe, and China;
•potential trade war between the U.S. and China in connection with each country’s recent or proposed tariffs on the other country’s products;
•the financial condition of, and ability of our current and prospective portfolio companies to, achieve their objectives;
•difficulty in obtaining financing or raising capital, especially in the current credit and equity environment, and the impact of a protracted decline in the liquidity of credit markets on our and our portfolio companies’ businesses;
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
•trade negotiations and related government actions may create regulatory uncertainty for the portfolio companies and our investment strategy and adversely affect the profitability of the portfolio companies;
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
General
Prospect is a financial services company that primarily lends to and invests in middle market privately-held companies. We are a closed-end investment company incorporated in Maryland. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we have elected to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We were organized on April 13, 2004, and were funded in an initial public offering completed on July 27, 2004. We are one of the longest-running and largest BDCs with approximately $7 billion of total assets as of June 30, 2025.
We are externally managed by our investment adviser, Prospect Capital Management L.P. (“Prospect Capital Management” or the “Investment Adviser”). Prospect Administration LLC (“Prospect Administration” or the “Administrator”), a wholly-owned subsidiary of the Investment Adviser, provides administrative services and facilities necessary for us to operate.
Our Investment Objective and Policies
Our investment objective is to generate both current income and long-term capital appreciation. We intend to invest primarily in privately owned United States (“U.S.”) middle market companies, in senior and secured first lien loans and, to a lesser extent, second lien loans, as well as equity and equity-linked investments with capital-appreciation potential (such as senior and secured convertible debt, preferred equity, common equity and warrants). Most of our investments will be in private U.S. companies; however, we may also invest to some extent in broadly-traded public companies and non-U.S. companies (subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies,” which are generally privately offered securities issued by U.S. private or thinly-traded companies). We are a non-diversified company within the meaning of the 1940 Act.
Our primary investment strategy is investing in private, middle-market companies in the U.S. in need of capital for refinancings, acquisitions, capital expenditures, growth initiatives, recapitalizations and other purposes. Typically, we focus on making investments in middle-market companies with annual revenues of less than $750 million and enterprise values of less than $1 billion. These private, middle-market companies are primarily owned by private equity funded and independent sponsors or us, as well as by a portfolio company’s management team, founder(s), or other investors. Our typical investment involves a senior and secured loan of less than $250 million.
Our investments in senior and secured loans are generally senior debt instruments that rank ahead of unsecured debt and equity of a given portfolio company. These loans also have the benefit of security interests on assets of the applicable portfolio company, which often rank ahead of any other security interests. We also make equity and equity-linked investments with capital-appreciation potential (such as senior and secured convertible debt, preferred equity, common equity and warrants).
We also invest a lesser amount of our assets in senior and secured debt and controlling equity positions in real estate investment trusts (“REIT” or “REITs”). The real estate investments of National Property REIT Corp. (“NPRC”) are in various classes of developed and occupied real estate properties that generate current yields, including multi-family properties and other tenant-diversified properties; historically, NPRC made investments in structured credit (primarily debt tranches). We historically invested in structured credit (primarily equity tranches).
We may also invest in other strategies and opportunities from time to time that the Investment Adviser views as attractive. The Investment Adviser may continue to evaluate other origination strategies in the ordinary course of business with no specific top-down allocation to any single origination strategy.
We directly originate the significant majority of our investments through our long-term relationships with private equity funded and independent sponsors, financial intermediaries, and management teams, as well as other sources. We seek to maximize returns, including both current yield and capital-appreciation potential, and minimize risk for our investors by applying rigorous credit and other analyses and cash-flow and asset-based lending techniques to originate, close, and monitor our investments.
We are consistently pursuing multiple investment opportunities. There can be no assurance that we will successfully consummate any investment opportunity we pursue. If any of these opportunities are consummated, there can be no assurance that investors will share our view of valuation or that any assets acquired will not be subject to future write downs, each of which could have an adverse effect on our stock price.

We plan to hold many of our debt investments to maturity or repayment, but we may sell a debt investment earlier if we determine a sale of such debt investment to be in our best interest.
While the structure of our investments varies, we can invest in senior and secured debt, unsecured debt, subordinated debt, convertible debt, convertible preferred equity, preferred equity, common equity, warrants and other instruments, many of which generate current yield. Our primary focus is to invest in private middle-market companies in the U.S. and seek current income through investments in senior and secured loans and long-term capital appreciation through investments in convertible term loans, preferred equity, common equity and warrants. In addition, we may invest up to 30% of the portfolio in investments in broadly-traded public companies, financial companies and investments, and/or companies located outside of the U.S. Such investments may include investments in the debt and equity instruments of broadly-traded public companies. We expect that these public companies generally will have debt securities that are non-investment grade. Such investments may also include purchases (either in the primary or secondary markets) of the equity and junior debt tranches of a type of pools such as collateralized loan obligations (“CLOs”), though we have significantly exited such investments. Structurally, CLOs are entities that are formed to hold a portfolio of senior and secured loans made to companies whose debt is rated below investment grade or, in limited circumstances, unrated. The senior and secured loans within a CLO are limited to senior and secured loans which meet specified credit and diversity criteria and are subject to concentration limitations in order to create an investment portfolio that is diverse by senior and secured loan, borrower, and industry, with limitations on non-U.S. borrowers.
Furthermore, our equity investments may include warrants, options to buy a minority interest in a portfolio company or contractual payment rights or rights to receive a proportional interest in the operating cash flow or net income of such company.
Industry Sectors
Our portfolio is invested across 32 industry categories. Excluding our CLO investments, which do not have industry concentrations, no individual industry comprises more than 19.5% of the portfolio on either a cost or fair value basis.
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
The Investment Advisory Agreement was originally approved by our Board of Directors on June 23, 2004 and was recently re-approved by the Board of Directors on June 18, 2025 for an additional one-year term expiring June 20, 2026, as discussed below. Unless terminated earlier as described below, it will remain in effect from year to year thereafter if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risk Factors – Risks Relating to Our Business – We are dependent upon Prospect Capital Management’s key management personnel for our future success.”
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
Board of Directors Approval of the Investment Advisory Agreement
On June 18, 2025 our Board of Directors voted unanimously to renew the Investment Advisory Agreement for the 12-month period ending June 20, 2026. In its consideration of the Investment Advisory Agreement, the Board of Directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by Prospect Capital Management; (b) comparative data with respect to advisory fees or expense ratios paid by other business development companies with similar investment objectives; (c) our operating expenses; (d) the profitability of Prospect Capital Management and any existing and potential sources of indirect income to Prospect Capital Management or Prospect Administration from their relationships with us and the profitability of those relationships; (e) information about the services performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of Prospect Capital Management and its affiliates and (g) the possibility of obtaining similar services from other third party service providers or through an internally managed structure. In approving the renewal of the Investment Advisory Agreement, the Board of Directors, including all of the directors who are not “interested persons,” considered the following:
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
Portfolio Managers
The following individuals function as portfolio managers primarily responsible for the day-to-day management of our portfolio. Our portfolio managers are not responsible for day-to-day management of any other accounts. For a description of their principal occupations for the past five years, please refer to our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after the end of our fiscal year.

Name	Position	Length of Service with Company (Years)
John F. Barry III	Chairman and Chief Executive Officer	21
M. Grier Eliasek	President and Chief Operating Officer	21
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
The following table sets forth the dollar range of our common stock beneficially owned by each of the portfolio managers described above as of June 30, 2025:

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
(2) The dollar ranges are: none, $1-$10,000, $10,001-$50,000, $50,001-$100,000; $100,001 - $500,000; $500,001 - $1,000,000; or over $1,000,000.
(3) The dollar range of our equity securities beneficially owned is based on the closing price of $3.18 on June 30, 2025 on The Nasdaq Stock Market LLC (the “Nasdaq”).
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
No action is required on the part of a directly registered common stockholder to have their cash dividend or distribution reinvested in shares of our common stock. A directly registered common stockholder may elect to receive an entire dividend or distribution in cash by notifying the Plan administrator and our transfer agent and registrar, in writing so that such notice is received by the Plan administrator no later than the record date for dividends to stockholders. The Plan administrator will set up a dividend reinvestment account for shares acquired pursuant to the Plan for each stockholder who has not so elected to receive dividends and distributions in cash or who has enrolled in the Plan as described herein (each, a “Participant”). The Plan administrator will hold each Participant’s shares, together with the shares of other Participants, in non-certificated form in the Plan administrator’s name or that of its nominee. Upon request by a Participant to terminate their participation in the Plan and liquidate their Plan account, received in writing, via the Internet or the Plan administrator’s toll free number no later than 3 business days prior to a dividend or distribution payment date, such dividend or distribution will be paid out in cash and not be reinvested. If such request is received fewer than 3 business days prior to a dividend or distribution payment date, such dividend or distribution will be reinvested but all subsequent dividends and distributions will be paid to the stockholder in cash on all balances. Upon such termination of the Participant’s participation in the Plan and liquidation of their plain account, all whole shares owned by the Participant will be issued to the Participant in a Direct Registration System (“DRS”) statement and a check will be issued to the Participant for the proceeds of fractional shares less a transaction fee of $15. Those stockholders whose shares are held by a broker or other financial intermediary may receive dividends or distributions in cash by notifying their broker or other financial intermediary of their election.
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
Participants may terminate their participation in and liquidate their accounts under the Plan by notifying the Plan administrator in writing prior to a dividend or distribution payment date via its website at www.equiniti.com or by filling out the transaction request form located at the bottom of their statement and sending it to the Plan administrator at Equiniti Trust Company, LLC, P.O. Box 10027, Newark, NJ 07101 or by calling the Plan administrator’s Interactive Voice Response System at (888) 888-0313. Upon termination and liquidation, the stockholder will receive a DRS Statement for the full shares credited to your Plan account. If you elect to receive cash, the Plan administrator sells such shares and delivers a check for the proceeds, less the $0.10 per share brokerage commission and the Plan administrator’s transaction fee of $15. In every case of termination, fractional shares credited to a terminating Plan account are paid in cash at the then-current market price, less any commission and transaction fee.
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
Preferred Stock Dividend Reinvestment Plan
We have adopted a preferred stock dividend reinvestment plan (the “Preferred Stock Plan” or the “Preferred Stock DRIP”) that provides for reinvestment of our dividends declared by our Board of Directors on shares of our 5.50% Series A1 Preferred Stock (the “Series A1 Preferred Stock”), 5.50% Series M1 Preferred Stock (the “Series M1 Preferred Stock”), 5.50% Series M2 Preferred Stock (the “Series M2 Preferred Stock,” and together with the Series M1 Preferred Stock, the “Series M Preferred Stock”), 5.50% Series AA1 Preferred Stock (the “Series AA1 Preferred Stock”), 5.50% Series MM1 Preferred Stock (the “Series MM1 Preferred Stock”) and 5.50% Series A2 Preferred Stock (the “Series A2 Preferred Stock”, and all such series of preferred stock referred to collectively as “5.50% Preferred Stock”), 6.50% Series A3 Preferred Stock (“Series A3 Preferred Stock”) and the 6.50% Series M3 Preferred Stock (“Series M3 Preferred Stock”, and all such series of preferred stock referred collectively as “6.50% Preferred Stock”), and Floating Rate Series A4 Preferred Stock (“Series A4 Preferred Stock”) and the Floating Rate Series M4 Preferred Stock (“Series M4 Preferred Stock”, and together with the Series A4 Preferred Stock, “Floating Rate Preferred Stock”), and 7.50% Series A5 Preferred Stock (“Series A5 Preferred Stock”) and 7.50% Series M5 Preferred Stock (“Series M5 Preferred Stock,” and together with the Series A5 Preferred Stock, the “7.50% Preferred Stock”) on behalf of our preferred stockholders.
Eligibility of Existing Holders of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock and 7.50% Preferred Stock
If you are a current holder of record of shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock or 7.50% Preferred Stock, you may participate in the Preferred Stock Plan. Eligible holders of shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock or 7.50% Preferred Stock may enroll in the Preferred Stock Plan online through www.computershare.com/investor. Alternatively, you may enroll by completing an enrollment form and delivering it to Computershare Trust Company, N.A. (“Computershare”), the administrator for the Preferred Stock Plan.

If you own shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock or 7.50% Preferred Stock that are registered in someone else’s name (for example, a bank, broker, or trustee) and you want to participate in the Preferred Stock Plan, you may be able to arrange for that person to handle the reinvestment of your dividends. If not, your shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock or 7.50% Preferred Stock should be withdrawn from “street name” or other form of registration and should be registered in your own name. Alternatively, your broker or bank may offer a program that allows you to participate in a plan without having to withdraw your shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock or 7.50% Preferred Stock from “street name.”
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
Purchases and Pricing of Shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock or 7.50% Preferred Stock
With respect to reinvested dividends, the price for purchases of shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock and 7.50% Preferred Stock directly from us, (i) is $23.75 per share for the 5.50% Preferred Stock and 6.50% Preferred Stock (95% of the Stated Value of $25.00 per share of 5.50% Preferred Stock and 6.50% Preferred Stock) and (ii) is $25.00 per share for the Floating Rate Preferred Stock and 7.50% Preferred Stock, and the investment date will be the dividend payment date for the month. Dividend payment dates generally occur on the first business day of each month. Your account will be credited with a full and fractional number of shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock or 7.50% Preferred Stock, subject to operating procedures of the Depository Trust Company, equal to the total amount to be invested by you, divided by the applicable purchase price per share.
There are no fees or other charges on shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock or 7.50% Preferred Stock purchased through the Preferred Stock Plan.
Participation
Any eligible holder of shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock or 7.50% Preferred Stock may enroll in the Preferred Stock Plan online through www.computershare.com/investor. Alternatively, you may enroll in the Preferred Stock Plan by completing an enrollment form and returning it to Computershare at the address set forth above.
If Computershare receives your enrollment form by the record date for the payment of the next dividend (approximately 10 days in advance of the dividend payment date), that dividend will be invested in additional shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock or 7.50% Preferred Stock for your Preferred Stock Plan account; provided, however, that the first dividend payable with respect to newly-issued shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock and 7.50% Preferred Stock pursuant to our primary offering will be paid in cash, with subsequent dividends reinvested pursuant to the Preferred Stock Plan. If the enrollment form is received in the period after any dividend record date, that dividend will be paid by check or automatic deposit to a U.S. bank account that you designate and your initial dividend reinvestment will commence with the following dividend.
By enrolling in the Preferred Stock Plan, you direct Computershare to apply all, but not less than all, dividends to the purchase of additional shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock and 7.50% Preferred Stock in accordance with the Preferred Stock Plan’s terms and conditions. Unless otherwise instructed, Computershare will thereafter automatically reinvest all, but not less than all, dividends declared on shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock and 7.50% Preferred Stock held under the Preferred Stock Plan. If you want to discontinue the reinvestment of all dividends paid on your shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock and 7.50% Preferred Stock, you must provide notice to Computershare.

Cost
We will pay all fees, the annual cost of administration and, unless provided otherwise in the Preferred Stock Plan, all other charges incurred in connection with the purchase of shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock and 7.50% Preferred Stock acquired under the Preferred Stock Plan, if any.
Number of Shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock and 7.50% Preferred Stock to be Purchased for the Participant
The number of shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock and 7.50% Preferred Stock purchased under the Preferred Stock Plan will depend on the amount of your dividend. Shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock and 7.50% Preferred Stock purchased under the Preferred Stock Plan will be credited to your account. Both full and fractional shares will be purchased.
Shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock or 7.50% Preferred Stock received through the Preferred Stock Plan will be of the same series and have the same original issue date for purposes of the Holder Optional Conversion Fee, if applicable, and for other terms of the 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock or 7.50% Preferred Stock based on issuance date as the 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock or 7.50% Preferred Stock for which the dividend was declared.
The aggregate number of shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock and 7.50% Preferred Stock, including shares issued under the Preferred Stock Plan, shall not exceed 847,900,000. We cannot assure you there will be enough shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock and 7.50% Preferred Stock to meet the requirements under the Preferred Stock Plan. If we do not have a sufficient number of shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock or 7.50% Preferred Stock to meet the Preferred Stock Plan requirements during any month, the portion of any reinvested dividends received by Computershare but not invested in shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock or 7.50% Preferred Stock under the Preferred Stock Plan will be returned to participants without interest.
Source of Shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock and 7.50% Preferred Stock Purchased Under the Preferred Stock Plan
Shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock and 7.50% Preferred Stock purchased under the Preferred Stock Plan will come from our authorized but unissued shares of preferred stock.
Method for Changing Preferred Stock Plan Election
You may change your Preferred Stock Plan election at any time online through www.computershare.com/investor, by telephone or by notifying Computershare in writing. To be effective with respect to a particular dividend, any such change must be received by Computershare prior to the record date for such dividend.
Withdrawal by Participant
You may discontinue the reinvestment of your dividends at any time by providing written or telephone notice to Computershare. Alternatively, you may change your dividend election online through www.computershare.com/investor. If Computershare receives your notice of withdrawal prior to the record date for the payment of the next dividend, Computershare, in its sole discretion, will distribute such dividends in cash. If the request is received after the record date for the payment of the next dividend, then that dividend will be reinvested. However, all subsequent dividends will be paid out in cash on all balances. Computershare will continue to hold your shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock and 7.50% Preferred Stock in your Preferred Stock Plan account.
Generally, an eligible holder of shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock and 7.50% Preferred Stock may again become a participant in the Preferred Stock Plan. However, we reserve the right to reject the enrollment of a previous participant in the Preferred Stock Plan on grounds of excessive joining and termination. This reservation is intended to minimize administrative expense and to encourage use of the Preferred Stock Plan as a long-term investment service.
Share Certificates and Safekeeping
Shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock and 7.50% Preferred Stock that you acquire under the Preferred Stock Plan will be maintained in your Preferred Stock Plan account in non-certificated form. This protects your shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock and 7.50% Preferred Stock against loss, theft or accidental destruction and also provides a convenient way for you to keep track of your shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock and 7.50% Preferred Stock.
Reports to Participants
Statements of your account activity will be sent to you after each transaction, which will simplify your record keeping. Each Preferred Stock Plan account statement will show the amount invested, the purchase price and the number of shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock and 7.50% Preferred Stock purchased. The statement will include specific cost basis information in accordance with applicable law. Please notify Computershare promptly either in writing, by telephone or through the Internet if your address changes. In addition, you will receive copies of the same communications sent to all other holders of shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock and 7.50% Preferred Stock, if any. You also will receive any U.S. Internal Revenue Service, or the “IRS,” information returns, if required. Please retain all account statements for your records. The statements contain important tax and other information.
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
U.S. Federal Income Tax Consequences of Participating in the Preferred Stock Plan
Preferred stockholders who receive dividends or distributions in the form of stock are subject to the same U.S. federal, state and local tax consequences as are preferred stockholders who elect to receive their dividends or distributions in cash. A preferred stockholder’s basis for determining gain or loss upon the sale of stock received in a dividend or distribution from us will be equal to the fair market value of the stock received by the stockholder. Any stock received in a dividend or distribution will have a new holding period for tax purposes commencing on the day following the day on which the shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock and 7.50% Preferred Stock are credited to the U.S. Stockholder’s account.
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
Important Tax Information
We have generated certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S stockholders. As described above, under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. For the 2024 calendar year 54.82% of our taxable ordinary dividends as of December 31, 2024 qualified as interest related dividends which are generally exempt from U.S. withholding tax applicable to non-U.S. stockholders.
We have generated income that may be beneficial to shareholders that face interest expense limitations. As described above, under IRC Section 163(j) and the regulations thereunder, a RIC is permitted to designate distributions attributable to net business interest income as section 163(j) interest dividends. For the 2024 calendar year 91.81% of our taxable ordinary dividends as of December 31, 2024 qualified as section 163(j) interest dividends.
We have generated dividend income that may be beneficial to certain U.S. corporate shareholders. As described above, under IRC Code Sections 243 and 854, a RIC is permitted to designate ordinary dividends as eligible for the 50% dividends received deduction. For the 2024 calendar year 1.39% of our taxable ordinary dividends as of December 31, 2024 qualified for the deduction under sections 243 and 854.
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
Senior Securities
Business development companies are generally able to issue senior securities such that their asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. In March 2018, the Small Business Credit Availability Act added Section 61(a)(2) to the 1940 Act, a successor provision to Section 61(a)(1) referenced therein, which reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. On March 30, 2020, our Board of Directors approved, and on May 5, 2020, at a special meeting of our stockholders, our stockholders approved, the application to us of the reduced asset coverage requirements in Section 61(a) of the 1940 Act. The application of the reduced asset coverage requirement, which became effective on May 6, 2020, permits us, provided certain requirements are satisfied, to double the maximum amount of leverage that it is permitted to incur by reducing the asset coverage requirement applicable to us from 200% to 150% (a 2:1 debt to equity ratio, as opposed to a 1:1 debt to equity ratio), as provided for in Section 61(a)(2) of the 1940 Act. In other words, under the 1940 Act, the Company is now able to borrow $2 for investment purposes for every $1 of investor equity, as opposed to borrowing $1 for investment purposes for every $1 of investor equity. As a result, the Company may incur additional indebtedness and investors in the Company may face increased investment risk. In addition, the Company’s management fee payable to the Investment Adviser is based on the Company’s average adjusted gross assets, which includes leverage and, as a result, if the Company incurs additional leverage, management fees paid to the Investment Adviser would increase. As of June 30, 2025, our asset coverage ratio stood at 319.4% based on the outstanding principal amount of our senior securities representing indebtedness of $2.1 billion and our asset coverage ratio on our senior securities that are stock was 173.3%.
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
Our previously outstanding 6.375% convertible notes due 2025, which matured during the fiscal year ended June 30, 2025, are referred to as the “2025 Notes” or the “Convertible Notes”. Our previously outstanding 3.706% unsecured notes due 2026, which redeemed during the fiscal year ended June 30, 2025, are referred to as the “2026 Notes”. Our $300.0 million of 3.364% unsecured notes due 2026 are referred to as the “3.364% 2026 Notes”. Our $300.0 million of 3.437% unsecured notes due 2028 are referred to as the “3.437% 2028 Notes”, and collectively with the 2026 Notes, and the 3.364% 2026 Notes are the “Public Notes” for the purposes of these risk factors. Any corporate notes issued pursuant to our medium term notes program with InspereX LLC are referred to as “Prospect Capital InterNotes®”. The Convertible Notes, Public Notes, and Prospect Capital InterNotes® are collectively referred to as the “Unsecured Notes” for purposes of these risk factors.
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
•Trade negotiations and related government actions may create regulatory uncertainty for the portfolio companies and our investment strategy and adversely affect the profitability of the portfolio companies.
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
Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Although generally decelerating, inflation remains above the U.S. Federal Reserve’s target levels. Despite multiple federal fund rate decreases over the course of 2024, interest rates have remained elevated, with the U.S. Federal Reserve indicating in early 2025 an expectation of slower rate decreases moving forward. If inflation increases, the real value of our common stock and distributions therefore may decline. In addition, during any periods of rising inflation, the interest rates of debt securities we issue would likely increase, which would tend to further reduce returns to common stockholder; likewise, as interest rates increase, the value of our debt investments would decrease, though this effect can be less pronounced for floating rate instruments. This could also lead to decreased asset coverage for our outstanding debt and preferred stock. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and our investments may not keep pace with inflation, which may result in losses to our stockholders. This risk is greater for fixed-income instruments with longer maturities.
Capital markets may experience periods of disruption and instability, and we cannot predict when these conditions occur. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
From time to time, capital markets may experience periods of disruption and instability, which may be evidenced by a lack of liquidity in debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk, the failure of certain financial institutions, or worsening of general economic condition, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including economic and political events in or affecting the world’s major economies, such as the ongoing war between Russia and Ukraine and conflicts in the Middle East. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine and the tensions between China and Taiwan have caused additional financial market volatility and affected the global economy. Concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility have also been magnified as a result of the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs.
Equity capital may be difficult to raise during such periods of adverse or volatile market conditions because subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without general approval by our stockholders, which we currently have until June 17, 2026, and approval of the specific issuance by our Board of Directors. In addition, our ability to incur indebtedness or issue preferred stock is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness or issue preferred stock. The debt capital that may be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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
Issuers, national and regional banks, financial institutions and other participants in the U.S. and global capital markets are closely interrelated as a result of credit, trading, clearing, technology and other relationships. A significant adverse development (such as a bank run, insolvency, bankruptcy or default) with one or more national or regional banks, financial institutions or other participants in the financial or capital markets may spread to others and lead to significant concentrated or market-wide problems (such as defaults, liquidity problems, impairment charges, additional bank runs and/or losses) for other participants in these markets. Future developments, including actions taken by the U.S. Department of Treasury, FDIC, Federal Reserve Board, and systemic risk in the U.S. and global banking sectors and broader economies in general, are difficult to assess and quantify, and the form and magnitude of such developments or other actions of the U.S. Department of Treasury, FDIC and Federal Reserve Board may remain unknown for significant periods of time and could have an adverse effect on the Company. For example, the financial markets recently experienced volatility in connection with concerns that some banks, especially small and regional banks, may have significant investment-related losses that might make it difficult to find demands to withdraw deposits and other liquidity needs. This and similar developments could in the future lead to further rules and regulations for public companies, banks, financial institutions and other participants in the U.S. and global capital markets, and complying with the requirements of any such rules or regulations may be burdensome. Even if not adopted, evaluating and responding to any such proposed rules or regulations could results in increased costs and require significant attention from our Investment Adviser.
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
The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, adverse effects of climate crisis and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide, which could adversely affect our business, financial condition or results of operations.
Additionally, the U.S. government’s credit and deficit concerns, the ongoing war between Russia and Ukraine, conflicts in the Middle East and the trade tensions between the U.S. and other countries could cause further volatility in interest rates, which may negatively impact our and our portfolio companies’ ability to access the debt markets on favorable terms.
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
Benchmark Rate Mismatch. Many underlying corporate borrowers can elect to pay interest based on 1-month term SOFR, 3-month term SOFR and/or other term SOFR or benchmark rates in respect of the loans held by CLOs in which we are invested, in each case plus an applicable spread, whereas CLOs generally pay interest to holders of the CLO’s debt tranches based on 3-month term SOFR plus a spread. The 3-month term SOFR rate may fluctuate in excess of other potential term SOFR or other benchmark rates, which may result in many underlying corporate borrowers electing to pay interest based on a shorter or different, but in any event, lower term SOFR or other benchmark rate. This mismatch in the rate at which CLOs earn interest and the rate at which they pay interest on their debt tranches negatively impacts the cash flows on a CLO’s equity tranche, which may in turn adversely affect our cash flows and results of operations. Unless spreads are adjusted to account for such increases, these negative impacts may worsen as the amount by which the 3-month term rate exceeds such other chosen term SOFR or other benchmark rate.
Volatility in the global financial markets could have a material adverse effect on our business, financial condition and results of operations.
Volatility in the global financial markets could have an adverse effect on the United States and could result from a number of causes. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, the effect of the United Kingdom leaving the EU, and market volatility and loss of investor confidence driven by political events. The decision made in the United Kingdom to leave the EU has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe.
Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence of default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available or, if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

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
The occurrence of global events similar to those in recent years, such as the Russia-Ukraine war and more recently the ongoing conflict in the Middle East, instability in Iran, Iraq, Afghanistan, Pakistan, Egypt, Libya, Syria, and North Korea, new and ongoing pandemics, epidemics or outbreaks of infectious diseases in certain parts of the world, natural/environmental disasters in certain parts of the world, terrorist attacks in the U.S. and around the world, trade or tariff arrangements, social and political discord, debt crises, sovereign debt downgrades, increasingly strained relations between the United States and a number of foreign countries including traditional allies, such as certain European countries, and historical adversaries, such as North Korea, Iran, China and Russia, and the international community generally, new and continued political unrest in various countries, continued changes in the balance of political power among and within the branches of the U.S. government, and government shutdowns, among others, may result in market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties in the United States and worldwide.
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
Trade negotiations and related government actions may create regulatory uncertainty for the portfolio companies and our investment strategy and adversely affect the profitability of the portfolio companies.
In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S.

presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on goods imported from such impacted jurisdictions.
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
Our most recent NAV was calculated on June 30, 2025 and our NAV when calculated effective September 30, 2025 and thereafter may be higher or lower.
Our NAV per common share is $6.56 as of June 30, 2025. NAV per common share as of September 30, 2025 may be higher or lower than $6.56 based on potential changes in valuations, issuances of securities, repurchases of securities, dividends paid and earnings for the quarter then ended. Our Board of Directors has not yet determined the fair value of portfolio investments at any date subsequent to June 30, 2025. Our Board of Directors determines the fair value of our portfolio investments on a quarterly basis in connection with the preparation of quarterly financial statements and based on input from independent valuation firms, the Investment Adviser, the Administrator and the Audit Committee of our Board of Directors.
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
We are subject to risks associated with artificial intelligence and machine learning technology.
Recent technological advances in artificial intelligence and machine learning technology may pose risks to our Company and our portfolio companies. We and our portfolio companies could be exposed to the risks of artificial intelligence and machine learning technology if third-party service providers or any counterparties, whether or not known to us, also use artificial intelligence and machine learning technology in their business activities. We and our portfolio companies may not be in a position to control the use of artificial intelligence and machine learning technology in third-party products or services.
Use of artificial intelligence and machine learning technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party artificial intelligence and machine learning technology applications and users.
Independent of its context of use, artificial intelligence and machine learning technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that artificial intelligence and machine learning technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error, which may be material, and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of artificial intelligence and machine learning technology. To the extent that we or our portfolio companies are exposed to the risks of artificial intelligence and machine learning technology use, any such inaccuracies or errors could have adverse impacts on our Company or our investments.
Artificial intelligence and machine learning technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.
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
As a BDC regulated under provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below the current net asset value per share without stockholder approval. If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of our common stock in certain circumstances, one of which is if (i)(1) the holders of a majority of our shares (or, if less, at least 67% of a quorum consisting of a majority of our shares) and a similar majority of the holders of our shares who are not affiliated persons of us approve the sale of our common stock at a price that is less than the current net asset value (which has currently occurred and is effective through June 17, 2026), and (2) a majority of our Directors who have no financial interest in the transaction and a majority of our independent Directors (a) determine that such sale is in our and our stockholders’ best interests and (b) in consultation with any underwriter or underwriters of the offering, make a good faith determination as of a time either immediately prior to the first solicitation by us or on our behalf of firm commitments to purchase such shares, or immediately prior to the issuance of such shares, that the price at which such shares are to be sold is not less than a price which closely approximates the market value of such shares, less any distributing commission or discount or (ii) a majority of the number of the beneficial holders of our common stock entitled to vote at our annual meeting, without regard to whether a majority of such shares are voted in favor of the proposal, approve the sale of our common stock at a price that is less than the current net asset value per share.
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
Our investments in collateralized loan obligations are subject to additional risks.
We may invest in debt and equity interests of collateralized loan obligations (“CLOs”). Generally, there may be less information available to us regarding the underlying debt investments held by such CLOs than if we had invested directly in the debt of the underlying companies. As a result, we and our stockholders may not know the details of the underlying holdings of the CLOs in which we may invest.
The CLOs that we expect to invest in are typically very highly leveraged, and therefore, the junior debt and equity tranches that we expect to invest in are subject to a higher degree of risk of total loss. In particular, investors in CLOs indirectly bear risks of the underlying debt investments held by such CLOs. We will generally have the right to receive payments only from the CLOs, and will generally not have direct rights against the underlying borrowers or the entity that sponsored the CLO. While the CLOs we intend to target generally enable the investor to acquire interests in a pool of leveraged corporate loans without the expenses associated with directly holding the same investments, we will generally pay a proportionate share of the CLOs administrative and other expenses. Although it is difficult to predict whether the prices of indices and securities underlying CLOs will rise or fall, these prices (and, therefore, the prices of the CLOs) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally.
The failure by a CLO in which we invest to satisfy certain financial covenants, specifically those with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO failed those tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. If any of these occur, it could materially and adversely affect our operating results and cash flows.
In addition to the general risks associated with investing in debt securities, CLOs carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the fact that our investments in CLO tranches will likely be subordinate to other senior classes of note tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO or unexpected investment results. Our NAV may also decline over time if our principal recovery with respect to CLO equity investments is less than the price we paid for those investments.
Investments in structured vehicles, including equity and junior debt instruments issued by CLOs, involve risks, including credit risk and market risk. Changes in interest rates and credit quality may cause significant price fluctuations. Additionally, changes in the underlying leveraged corporate loans held by a CLO may cause payments on the instruments we hold to be reduced, either temporarily or permanently. Structured investments, particularly the subordinated interests in which we intend to invest, may be less liquid than many other types of securities and may be more volatile than the leveraged corporate loans underlying the CLOs we intend to target. Fluctuations in interest rates may also cause payments on the tranches of CLOs that we hold to be reduced, either temporarily or permanently.
Any interests we acquire in CLO will likely be thinly traded or have only a limited trading market and may be subject to restrictions on resale. Securities issued by CLOs are generally not listed on any U.S. national securities exchange and no active trading market may exist for the securities of CLOs in which we may invest. Although a secondary market may exist for our investments in CLOs, the market for our investments in CLOs may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods. As a result, these types of investments may be more difficult to value. In addition, our investments in CLO warehouse facilities are short term investments and therefore may be subject to a greater risk relating to market conditions and economic recession or downturns.
The senior secured loans underlying our CLOs typically are BB or B rated (non-investment grade) and in limited circumstances, unrated, senior secured loans. Non-investment grade securities are predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal when due and therefore involve a greater risk of default and higher price volatility than investment grade debt.
The application of the risk retention rules under Section 941 of the Dodd-Frank Act to CLOs may have broader effects on the CLO and loan markets in general, potentially resulting in fewer or less desirable investment opportunities for us.
On December 24, 2016, the final rules implementing the credit risk retention requirements of Section 941 of the Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) (the “U.S. Risk Retention Rules”) became effective and generally require one of the “sponsors” of asset-backed securities or a “majority-owned affiliate” thereof to retain not less than five percent of the credit risk of the assets collateralizing the issuer's securities. On February 9, 2018, the U.S. Court of Appeals for the District of Columbia Circuit held that the federal agencies responsible for the U.S. Risk Retention Rules exceeded their statutory authority when designating the collateral manager of an “open-market CLO” (described in the DC Circuit Ruling as a CLO where assets are acquired from “arms-length negotiations and trading on an open market”) as the securitizer of the open-market CLO (such decision, the “DC Circuit Ruling”), and subsequently issued a mandate to the lower court (the “District Court”) requiring the District Court to implement the DC Circuit Ruling. As a result of this decision, certain CLO managers of “open market CLOs” will no longer be required to comply with the U.S. risk retention rules solely because of their roles as managers of “open market CLOs”, and there may be no “sponsor” of such securitization transactions and no party may be required to acquire and retain an economic interest in the credit risk of the securitized assets of such transactions.
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
Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity
We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.
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
•Convertible or exchangeable securities, such as convertible notes that may be issued in the future (including certain of the Preferred Stock (as defined herein)), may have rights, preferences and privileges more favorable than those of our common stock including, in the case of the Preferred Stock, the statutory right under the 1940 Act to vote, as a separate class, on the election of two of our directors and approval of certain fundamental transactions in certain circumstances;
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
The below calculation assumes (i) $7.1 billion in total assets, (ii) an average cost of funds of 5.83% (including preferred dividend payments), (iii) $2.1 billion in debt outstanding, (iv) $0.7 billion in liquidation preference of preferred stock paying a 5.50% annual dividend outstanding, (v) $0.13 billion in liquidation preference of preferred stock paying a 5.35%

annual dividend outstanding, (vi) $0.7 billion in liquidation preference of preferred stock paying a 6.50% annual dividend outstanding, (vii) $0.2 billion in liquidation preference of Floating Rate Preferred outstanding paying a 6.50% annual dividend (based on the floating rate as of August 20, 2025), (viii) $0.45 billion in liquidation preference of preferred stock paying a 7.50% annual dividend outstanding and (ix) $3.0 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(1)	(33.4)%	(21.0)%	(8.6)%	3.8%	16.2%
The below calculation assumes (i) $7.1 billion in total assets, (ii) an average cost of funds of 5.76% (including preferred dividend payments), (iii) $2.1 billion in debt outstanding, (iv) $0.13 billion in liquidation preference of preferred stock paying a 5.35% annual dividend outstanding, (v) $0.2 billion in liquidation preference of Floating Rate Preferred outstanding paying a 6.50% annual dividend (based on the floating rate as of August 20, 2025), (vi) $0.45 billion in liquidation preference of preferred stock paying a 7.50% annual dividend outstanding and (vii) $4.2 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(2)	(20.8)%	(12.4)%	(3.9)%	4.5%	12.9%

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
Pursuant to SEC regulations, this table is calculated as of June 30, 2025. As a result, it has not been updated to take into account any changes in assets or leverage since June 30, 2025.
The Public Notes present other risks to holders of our common stock, including the possibility that such notes could discourage an acquisition of us by a third party and accounting uncertainty.
Certain provisions of the Public Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the Public Notes will have the right, at their option, to require us to repurchase all of their notes or any portion of the principal amount of such notes in integral multiples of $1,000. These provisions could discourage an acquisition of us by a third party.
The accounting for convertible debt securities is subject to frequent scrutiny by the accounting regulatory bodies and is subject to change. We cannot predict if or when any such change could be made and any such change could have an adverse impact on our reported or future financial results. Any such impacts could adversely affect the market price of our common stock.
The Public Notes present other risks to holders of our preferred stock.
Our obligations to pay dividends or make distributions and, upon liquidation of the Company, liquidation payments in respect of our preferred stock is subordinate to our obligations to make any principal and interest payments due and owing with respect to our outstanding Public Notes. Accordingly, our Public Notes have the effect of creating special risks for our preferred stockholders that would not be present in a capital structure that did not include such securities.
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
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”) (the “Original Dealer Manager Agreement”), amended and restated on February 25, 2021 and further amended on June 9, 2022, October 7, 2022, February 10, 2023, December 29, 2023, October 17, 2024, and December 27, 2024 (as so amended, the “Amended and Restated Dealer Manager Agreement”), pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and dealer manager for the Company’s offering of up to 90,000,000 shares, par value $0.001 per share, of preferred stock, with a $2,250,000,000 aggregate liquidation preference. Under the Amended and Restated Dealer Manager Agreement, the preferred stock may be issued in multiple series, including the Series A1 Preferred Stock, the Series A3 Preferred Stock, the Series A4 Preferred Stock, the Series A5 Preferred Stock, the Series M1 Preferred Stock, the Series M2 Preferred Stock, the Series M3 Preferred Stock, the Series M4 Preferred Stock, and the Series M5 Preferred Stock. However, as disclosed in the Supplement No. 1 dated September 6, 2024 and Supplement No. 3 dated December 27, 2024 to the Prospectus Supplement dated December 29, 2023, the Company is no longer offering the Series A1 Preferred Stock, the Series M1 Preferred Stock, the Series M2 Preferred Stock, the Series A3 Preferred Stock, the Series M3 Preferred Stock, and the Floating Rate Preferred Stock and, as a result, any additional preferred stock offered under such offering will be only in any combination of our 7.50% Preferred Stock, which are not convertible. The Company may offer any future series of preferred stock, provided that the aggregate number of shares issued across all series of preferred stock under the Amended and Restated Dealer Manager Agreement shall not exceed 90,000,000 shares.
On October 30, 2020, and as amended on February 18, 2022, October 7, 2022 and February 10, 2023, we entered into a Dealer Manager Agreement with InspereX LLC (“InspereX Dealer Manager Agreement”), pursuant to which InspereX LLC has agreed to serve as the Company’s agent and dealer manager for the Company’s offering of up to 10,000,000 shares, par value $0.001 per share, of 5.50% Series AA1 Preferred Stock, 5.50% Series MM1 Preferred Stock, 6.50% Series AA2 Preferred Stock and 6.50% Series MM2 Preferred Stock with a liquidation preference of $25.00 per share; however as disclosed in the Supplement No. 2 dated September 6, 2024 to the Prospectus Supplement dated February 10, 2023, the Company is no longer offering the 5.50% Series AA1 Preferred Stock, the 5.50% Series MM1 Preferred Stock, the 6.50% Series AA2 Preferred Stock and the 6.50% Series MM2 Preferred Stock. The Company may offer any future series of preferred stock, provided that the aggregate number of shares issued across all series of preferred stock offered pursuant to the InspereX Dealer Manager Agreement shall not exceed 10,000,000 shares.
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
On June 12, 2020, June 11, 2021, June 10, 2022, June 9, 2023, and June 10, 2024, we obtained stockholder approval under Section 63 of the 1940 Act to issue shares of common stock below net asset value until June 10, 2025. On June 17, 2025 at a special meeting of our stockholders, our stockholders again authorized us to issue shares of our common stock below net asset value during the next 12 months until June 17, 2026. We believe that pursuant to this approval any shares of 5.50% Preferred Stock or 6.50% Preferred Stock issued prior to June 17, 2026 may be converted into shares of common stock pursuant to the Issuer Optional Conversion using the 5-day VWAP to determine the conversion rate at any time, including after June 17, 2026. We believe any shares of 5.50% Preferred Stock or 6.50% Preferred Stock issued after June 17, 2026 may be converted into shares of common stock pursuant to the Issuer Optional Conversion using the 5-day VWAP to determine the conversion rate only if we have obtained stockholder approval for the period in which such shares of 5.50% Preferred Stock or 6.50% Preferred Stock were issued (assuming the 5-day VWAP results in a price below net asset value).
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
Unlike the 5.50% Preferred Stock and 6.50% Preferred Stock, the Floating Rate Preferred Stock and 7.50% Preferred Stock do not have a Holder Optional Conversion feature.
At any time prior to the listing of the 5.50% Preferred Stock and 6.50% Preferred Stock on a national securities exchange, such shares of 5.50% Preferred Stock and 6.50% Preferred Stock will be convertible, at the option of the holder of such 5.50% Preferred Stock and 6.50% Preferred Stock, as described herein. The Floating Rate Preferred Stock and 7.50% Preferred Stock do not have a Holder Optional Conversion feature and as such, holders of such shares will have different, and in some respects more limited, liquidity options as compared to holders of 5.50% Preferred Stock and 6.50% Preferred Stock should they no longer wish to hold the shares.
Redemption of our Floating Rate Preferred Stock and 7.50% Preferred Stock at the Holder’s option is limited.
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
Redemptions pursuant to an Issuer Optional Redemption will not count toward the 2% / 5% / 20% limits above applied to Holder Optional Redemptions by holders of the Floating Rate Preferred Stock and Series M5 Preferred Stock. Optional redemptions following death of a holder will count toward the 2% / 5% / 20% limits above but will not be subject to such limits.
Moreover, redemptions can only be submitted once per month and we have the option to settle such redemptions up to the Holder Redemption Deadline occurring two months thereafter. Holders of Floating Rate Preferred Stock and Series M5 Preferred Stock may thus experience a significant delay in receiving redemption proceeds.
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
Our charter currently authorizes us to issue approximately 689.8 million shares of common stock, and after reflecting the reclassification of 847.9 million shares of common stock as Preferred Stock. Although the Board of Directors can increase the amount of our authorized common stock and reclassify unissued preferred stock as common stock without stockholder approval, if they did not do so for any reason and our 5-day VWAP fell below approximately $1.95 per share of common stock (assuming all 53,784,437 outstanding shares of the 5.50% Preferred Stock and 6.50% Preferred Stock available pursuant to the respective offerings as of August 25, 2025 converted), we would be required to settle any conversion of 5.50% Preferred Stock and 6.50% Preferred Stock in cash (to the extent we had cash available) or list the 5.50% Preferred Stock and 6.50% Preferred Stock on a national securities exchange and the value of our shares of 5.50% Preferred Stock and 6.50% Preferred Stock would then equal their market price, which may be less than $25.00 per share.
Future sales of our common stock in the public market or the issuance of securities senior to our common stock could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings, and may affect the value of the 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock and 7.50% Preferred Stock.
Future sales of substantial amounts of our common stock or equity‑related securities in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity‑related securities, and may affect the value of the 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock and 7.50% Preferred Stock. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale, will have on the trading price of our common stock or the value of the 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock or 7.50% Preferred Stock.
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
The 5.35% Series A Fixed Rate Cumulative Perpetual Preferred Stock (the “5.35% Preferred Stock”) is listed on the NYSE under the symbol “PSEC PRA” and has a limited trading history. Additionally, we may list the 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock and 7.50% Preferred Stock on a national securities exchange upon notice to holders of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock and 7.50% Preferred Stock. We cannot accurately predict the trading patterns of our Preferred Stock, including the effective costs of trading the stock, and a liquid secondary market may not develop. There is also a risk that our publicly traded preferred stock may be thinly traded, and the market for such shares may be relatively illiquid compared to the market for other types of securities, with the spread between the bid and asked prices considerably greater than the spreads of other securities with comparable terms and features. The trading price of any publicly traded preferred stock would depend on many factors, including:
•prevailing interest rates;
•the market for similar securities;
•general economic and financial market conditions;
•our issuance of debt or other preferred equity securities; and
•our financial condition, results of operations and prospects.
In addition, the 5.50% Preferred Stock, 6.50% Preferred Stock and 7.50% Preferred Stock pays dividends at a fixed rate and the Floating Rate Preferred Stock pay dividends at floating rates (subject to a minimum total dividend rate of 6.50% and a maximum total dividend rate of 8.00%). Prices of fixed income investments tend to vary inversely with changes in market yields. The market yields on securities comparable to the Preferred Stock may increase, which would likely result in a decline in the value of the Preferred Stock. Additionally, if interest rates rise, securities comparable to the Preferred Stock may pay higher dividend rates and holders of the Preferred Stock may not be able to sell the Preferred Stock at the Stated Value or Liquidation Preference (as defined in the applicable prospectus supplement) and reinvest the proceeds at market rates.
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

As of June 30, 2025, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in our credit facility. Failure to comply with these covenants would result in a default under this facility which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments under the facility and thereby have a material adverse impact on our business, financial condition and results of operations.
Failure to extend our existing credit facility, the revolving period of which is currently scheduled to expire on June 28, 2028, could have a material adverse effect on our results of operations and financial position and our ability to pay expenses and make distributions.
The revolving period for our credit facility with a syndicate of lenders is currently scheduled to terminate on June 28, 2028, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders. If the credit facility is not renewed or extended by the participant banks by June 28, 2028, we will not be able to make further borrowings under the facility after such date and the outstanding principal balance on that date will be due and payable on June 28, 2029. As of June 30, 2025, we had $856,322 of outstanding borrowings under our credit facility. Interest on borrowings under the credit facility is one-month SOFR plus 205 basis points with a minimum SOFR floor of zero. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 40 basis points if more than 60% of the credit facility is drawn, 70 basis points if more than 35% and an amount less than or equal to 60% of the credit facility is drawn, or 150 basis points if an amount less than or equal to 35% of the credit facility is drawn.

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
The Unsecured Notes mature at various dates from October 15, 2025 to March 15, 2052. If we are unable to refinance the Unsecured Notes or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding at maturity under the facility during the one-year term-out period through one or more of the following: (1) borrowing additional funds under our then current credit facility, (2) issuance of additional common stock or (3) possible liquidation of some or all of our loans and other assets, any of which could have a material adverse effect on our results of operations and financial position. In addition, our stock price could decline significantly; we would be restricted in our ability to acquire new investments and, in connection with our year-end audit, our independent registered accounting firm could raise an issue as to our ability to continue as a going concern.
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
Under the 1940 Act, when our common stock is trading below its net asset value per share, we will not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. On June 17, 2025, at a special meeting of stockholders, our stockholders reauthorized us to sell shares of our common stock (during the following 12 months) at a price or prices below our net asset value per share at the time of sale in one or more offerings subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of its outstanding common stock immediately prior to such sale).
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
Moreover, while we have declared common stock distributions through August 2025 at the same rate as the 10 months prior to such declaration, we cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay common stock distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report. In addition, if we are unable to satisfy the asset coverage test applicable to us under the 1940 Act as a business development company or if we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make common stock distributions. If we declare a common stock distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make common stock distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.
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
Sales of substantial amounts of our common stock, or the availability of such common stock for sale (including as a result of the conversion of the 5.50% Preferred Stock or 6.50% Preferred Stock into common stock), could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.
If we sell shares of our common stock or securities to subscribe for or are convertible into shares of our common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.
On June 17, 2025, at a special meeting of stockholders, our stockholders authorized us to sell shares of our common stock (during the following 12 months) at a price or prices below our net asset value per share at the time of sale in one or more offerings subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of its outstanding common stock immediately prior to such sale).
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
•future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities, including the 5.50% Preferred Stock and 6.50% Preferred Stock;
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
Prospect Capital Management uses processes to oversee and identify material risks from cybersecurity threats, including those associated with the use of third-party service providers. Additionally, Prospect Capital Management uses systems and processes designed to reduce the impact of a security incident at a third-party service provider. As part of its risk management process, Prospect Capital Management also maintains an incident response plan that is utilized when cybersecurity incidents impacting us, our Investment Adviser, or our Administrator are detected.
Prospect Capital Management conducts regular phishing tests where educational materials are provided in each test for those who fail. Prospect Capital Management also utilizes a security awareness training platform as supplementary cybersecurity training for staff with a high failure rate on the phishing tests.
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
We are not aware of any material legal proceedings as of June 30, 2025.

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

		Stock Price		Premium (Discount) of High to NAV	Premium (Discount) of Low to NAV
	NAV(1)	High(2)	Low(2)
Year Ended June 30, 2024
First quarter	$9.25	$6.65	$5.94	(28.1)%	(35.8)%
Second quarter	8.92	6.18	5.08	(30.7)%	(43.0)%
Third quarter	8.99	6.24	5.33	(30.6)%	(40.7)%
Fourth quarter	8.74	5.69	5.21	(34.9)%	(40.4)%
Year Ended June 30, 2025
First quarter	$8.10	$5.60	$4.75	(30.9)%	(41.4)%
Second quarter	7.84	5.34	4.16	(31.9)%	(46.9)%
Third quarter	7.25	4.45	4.10	(38.6)%	(43.4)%
Fourth quarter	6.56	4.06	3.14	(38.1)%	(52.1)%
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
As of August 25, 2025, there were 200 shareholders of record of our common stock. This figure does not include a substantially greater number of beneficial holders of our common stock, whose shares are held in the names of brokers, dealers and clearing agencies.
Recent Sales of Common Stock Below Net Asset Value
At our 2009, 2010, 2011, 2012 and 2013 annual meeting of stockholders, and at special meetings of stockholders held on June 12, 2020, June 11, 2021, June 10, 2022, June 9, 2023, June 10, 2024 and June 17, 2025 our stockholders approved our ability to sell shares of our common stock at a price or prices below our NAV per common share at the time of sale in one or more offerings. The current approval to sell shares of our common stock below our NAV per common share is valid until June 17, 2026 and subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of our outstanding common stock immediately prior to such sale). Accordingly, we may make offerings of our common stock without any limitation on the total amount of dilution to stockholders. Our prospectus supplement and accompanying prospectus relating to this offering contains additional information about these offerings. Pursuant to the authority granted by our stockholders and the approval of our Board of Directors, we have made the following offerings below NAV per common share:

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
We did not have an excise tax liability for the calendar year ended December 31, 2024. As of June 30, 2025, we do not expect to have any excise tax due for the 2025 calendar year. Tax characteristics of all distributions will be reported to stockholders, as appropriate, on Form 1099-DIV after the end of the calendar year.
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
During the years ended June 30, 2025 and June 30, 2024, we distributed approximately $264.1 million and $297.6 million, respectively, to our common stockholders. The following table summarizes our distributions declared and payable for the years ended June 30, 2025 and June 30, 2024.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/8/2024	7/29/2024	8/21/2024	0.060000	$25,607
5/8/2024	8/28/2024	9/19/2024	0.060000	25,739
8/28/2024	9/26/2024	10/22/2024	0.060000	26,012
8/28/2024	10/29/2024	11/19/2024	0.060000	26,135
11/8/2024	11/26/2024	12/19/2024	0.045000	19,671
11/8/2024	12/27/2024	1/22/2025	0.045000	19,748
11/8/2024	1/29/2025	2/19/2025	0.045000	19,842
2/10/2025	2/26/2025	3/20/2025	0.045000	19,995
2/10/2025	3/27/2025	4/17/2025	0.045000	20,129
2/10/2025	4/28/2025	5/20/2025	0.045000	20,297
5/8/2025	5/28/2025	6/18/2025	0.045000	20,380
5/8/2025	6/26/2025	7/22/2025	0.045000	20,504
Total declared and payable for the year ended June 30, 2025				$264,059

5/9/2023	7/27/2023	8/22/2023	0.060000	$24,317
5/9/2023	8/29/2023	9/20/2023	0.060000	24,418
8/29/2023	9/27/2023	10/19/2023	0.060000	24,517
8/29/2023	10/27/2023	11/20/2023	0.060000	24,611
11/8/2023	11/28/2023	12/19/2023	0.060000	24,692
11/8/2023	12/27/2023	1/18/2024	0.060000	24,753
11/8/2023	1/29/2024	2/20/2024	0.060000	24,823
2/8/2024	2/27/2024	3/20/2024	0.060000	24,896
2/8/2024	3/27/2024	4/18/2024	0.060000	24,966
2/8/2024	4/26/2024	5/21/2024	0.060000	25,049
5/8/2024	5/29/2024	6/18/2024	0.060000	25,107
5/8/2024	6/26/2024	7/18/2024	0.060000	25,484
Total declared and payable for the year ended June 30, 2024				$297,633
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during the years ended June 30, 2025 and June 30, 2024. It does not include distributions previously declared to common stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to June 30, 2025:
•$0.045 per share for July 2025 holders of record on July 29, 2025 with a payment date of August 20, 2025.
•$0.045 per share for August 2025 holders of record on August 27, 2025 with a payment date of September 18, 2025.

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
During the years ended June 30, 2025 and June 30, 2024, we distributed 7,505,661 and 6,736,142 shares of our common stock, respectively, in connection with the Plan. All of the shares of common stock distributed to our stockholders were new issues. The following table summarizes the shares issued through the reinvestment of dividends in the years ended June 30, 2025 and June 30, 2024.

Record Date	Payment Date	Shares Issued(1)	Value of Shares (in thousands)	% of Distribution
6/26/2024	7/18/2024	571,807	$3,042	11.9%
7/29/2024	8/21/2024	650,357	3,071	12.0%
8/28/2024	9/19/2024	611,918	3,151	12.2%
9/26/2024	10/22/2024	612,816	3,104	11.9%
10/29/2024	11/19/2024	685,674	2,938	11.2%
11/26/2024	12/19/2024	573,973	2,323	11.8%
12/27/2024	1/22/2025	571,264	2,382	12.1%
01/29/2025	2/19/2025	564,105	2,385	12.0%
02/26/2025	3/20/2025	553,487	2,240	11.2%
03/27/2025	4/17/2025	704,660	2,330	11.6%
04/28/2025	5/20/2025	672,278	2,344	11.5%
05/28/2025	6/18/2025	733,322	2,215	10.9%
Total issued in the year ended June 30, 2025		7,505,661	$31,525

6/28/2023	7/20/2023	507,739	$3,159	13.0%
7/27/2023	8/22/2023	544,283	3,164	13.0%
8/29/2023	9/20/2023	486,236	2,841	11.6%
9/27/2023	10/19/2023	560,746	3,132	12.8%
10/27/2023	11/20/2023	571,512	3,111	12.6%
11/28/2023	12/19/2023	549,175	3,167	12.8%
12/27/2023	1/18/2024	561,852	3,155	12.7%
01/29/2024	2/20/2024	578,398	3,203	12.9%
02/27/2024	3/20/2024	632,893	3,295	13.2%
03/27/2024	4/18/2024	620,679	3,196	12.8%
04/26/2024	5/21/2024	555,569	2,964	11.8%
05/29/2024	6/18/2024	567,060	3,012	12.0%
Total issued in the year ended June 30, 2024		6,736,142	$37,399
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

Registered common stockholders who opt out of the Plan must notify the Plan administrator prior to the payment date in order for that distribution to be paid in cash. As such, the table above includes distributions with payment dates during the years ended June 30, 2025 and June 30, 2024. It does not include distributions previously declared and recorded as payable to common stockholders on any future dates, as those amounts are not yet determinable.

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
We did not repurchase any shares of our common stock under the Repurchase Program for the years ended June 30, 2025 and June 30, 2024.
As of June 30, 2025, the approximate dollar value of shares that may yet be purchased under the plan is $65.9 million.
On June 16, 2022, our Board of Directors authorized the repurchase of up to 1.5 million shares our Series A Preferred Stock and further on October 11, 2023, authorized any and all outstanding Series A Preferred Stock to be repurchased. The manner, price, volume and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. There were no repurchases during the three months ended June 30, 2025.
During the three months ended June 30, 2025, we exchanged an aggregate of 43,040 Series M1 Preferred Stock for an aggregate of 43,040 newly-issued Series M5 Preferred Stock and we exchanged an aggregate of 16,960 Series M3 Preferred Stock for an aggregate of 1,800 and 15,160 of newly-issued Series M4 Preferred Stock and newly-issued Series M5 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act. Section 3(a)(9) provides that the registration requirements of the Securities Act will not apply to “any security exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.” We have no contract, arrangement or understanding relating to, and will not, directly or indirectly, pay any commission or other remuneration to any broker, dealer, salesperson, agent or any other person for soliciting exchanges in the exchange offer.
The shares of Series M4 Preferred Stock and Series M5 Preferred Stock issued in the exchange were issued in each case to an existing security holder of the Company, along with cash in respect of accrued but unpaid dividends on the exchanged securities, plus any fractional amount of a Series M1 Preferred Stock or Series M3 Preferred Stock exchanged multiplied by $25.00 in cash, exclusively in exchange for such holder’s securities and no commission or other remuneration was paid or given for soliciting the exchange. The Series M1 Preferred Stock and Series M3 Preferred Stock are convertible at the option of the holder. See Note 9 for further discussion of the features of the Series M1 Preferred Stock, Series M3 Preferred Stock, Series M4 Preferred Stock and Series M5 Preferred Stock. Other exceptions may apply.

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
The below graph is based on historical stock prices and measures total stockholder return, which takes into account both changes in stock price and dividends. The total return assumes that dividends were reinvested daily and is based on a $100 investment on June 30, 2020. This stock performance graph is not necessarily indicative of future stock performance. Index performance is shown for illustrative purposes only and does not reflect any deduction for fees or expenses. It is not possible to invest directly in an unmanaged index.

$250
$225
$200
$175
$150
$125
$100
$75
6/30/2020
6/30/2021
6/30/2022
6/30/2023
6/30/2024
6/30/2025
Prospect Capital Corporation
S&P 500 Index
S&P BDC Index
S&P/LSTA Leveraged Loan Total Return Index

Fees and Expenses
The following tables are intended to assist you in understanding the costs and expenses that an investor will bear directly or indirectly based on the Company’s capital structure as of June 30, 2025. We caution you that some of the percentages indicated in the table below are estimates and may vary. In these tables, we assume that we have borrowed $2.1 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.2 billion.
Except where the context suggests otherwise, any reference to fees or expenses paid by “you” or “us” or that “we” will pay fees or expenses, the Company will pay such fees and expenses out of our net assets and, consequently, common stockholders will indirectly bear such fees or expenses as an investor in the Company. However, you will not be required to deliver any money or otherwise bear personal liability or responsibility for such fees or expenses.

Stockholder transaction expenses:
Sales load (as a percentage of offering price)(1)	-
Offering expenses borne by the Company (as a percentage of offering price)(2)	-
Dividend reinvestment plan expenses(3)	$15.00
Total stockholder transaction expenses (as a percentage of offering price)	-
Annual expenses (as a percentage of net assets attributable to common stock):
Management fees(4)	5.40%
Incentive fees payable under Investment Advisory Agreement (20% of realized capital gains and 20% of pre-incentive fee net investment income)(5)	1.36%
Total advisory fees	6.76%
Total interest expense(6)	6.79%
Other expenses(7)	1.53%
Total annual expenses(5)(7)	15.08%
Dividends on Preferred Stock(8)	3.58%
Total annual expenses after dividends on Preferred Stock	18.66%
Example
The following table demonstrates the projected dollar amount of cumulative expenses we would pay out of net assets and that you would indirectly bear over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we have $0.7 billion in preferred stock outstanding paying dividends of 5.50% per annum, $0.7 billion in preferred stock outstanding paying dividends of 6.50% per annum, $0.2 billion in preferred stock outstanding paying dividends of a floating rate (assuming 6.50% annualized, based on the floating rate as of August 20, 2025), $0.05 billion in preferred stock outstanding paying dividends of 7.50% per annum, in addition to our $0.13 billion of preferred stock outstanding paying dividends of 5.35% per annum, and that we have borrowed $2.1 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.2 billion, and that our annual operating expenses would remain at the levels set forth in the table above and that we would pay the costs shown in the table above.

	1 Year	3 Years	5 Years	10 Years
Common stockholders would pay the following expenses on a $1,000 investment, assuming a 5% annual return*	$173	$458	$677	$1,028
Common stockholders would pay the following expenses on a $1,000 investment, assuming a 5% annual return**	$183	$479	$702	$1,046
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

(4) Our base management fee is 2% of our gross assets (which include any amount borrowed, i.e., total assets without deduction for any liabilities, including any borrowed amounts for non-investment purposes, for which purpose we have not and have no intention of borrowing). Although we have no intent to borrow the entire amount available under our line of credit, assuming that we had total borrowings of $2.1 billion, the 2% management fee of gross assets would equal approximately 5.40% of net assets.

(5) Based on our net investment income and realized capital gains, less realized and unrealized capital losses, earned on our portfolio for the year ended June 30, 2025, all of which consisted of an income incentive fee. The capital gain incentive fee is paid without regard to pre-incentive fee income. For a more detailed discussion of the calculation of the two-part incentive fee, see “Management Services-Investment Advisory Agreement” in the applicable prospectus.

(6) As of June 30, 2025, Prospect has $1.2 billion outstanding of its Unsecured Notes (as defined below) in various maturities ranging from October 15, 2025 to March 15, 2052, and interest rates, ranging from 2.25% to 8.00%, some of which are convertible into shares of the Company’s common stock at various conversion rates.

(7) “Other expenses” are based on estimated amounts for the current fiscal year. The amount shown above represents annualized expenses during our year ended June 30, 2025 representing all of our estimated recurring operating expenses (except fees and expenses reported in other items of this table) that are deducted from our operating income and reflected as expenses in our Statement of Operations. The estimate of our overhead expenses, including payments under an administration agreement with Prospect Administration, or the Administration Agreement is based on our projected allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations under the Administration Agreement. See “Business-Management Services-Administration Agreement” in the applicable prospectus.

(8) Based on the 5.50% per annum dividend rate applicable to the A1 Shares, M1 Shares, M2 Shares, AA1 Shares, MM1 Shares, and A2 Shares; the 5.35% per annum dividend rate applicable to the A Shares; the 6.50% per annum dividend rate applicable to the A3 Shares, M3 Shares, AA2 Shares, and MM2 Shares; the 6.50% per annum dividend rate applicable to the Floating Rate Preferred Stock; and the 7.50% per annum dividend rate applicable to the A5 Shares and M5 Shares. Other series of preferred stock, including other series of preferred stock being sold in different offerings, may bear different annual dividend rates. No dividend will be paid on shares of Preferred Stock after they have been converted to shares of common stock or in the case of the Floating Rate Preferred Stock and 7.50% Preferred Stock, redeemed by the holder.

The following table is intended to assist you in understanding the costs and expenses that an investor in our shares of common stock will bear directly or indirectly based on the Company’s capital structure as of June 30, 2025. We caution you that some of the percentages indicated in the table below are estimates and may vary. In this table, we assume that we have issued all shares of preferred stock the Company is authorized to issue and that we have borrowed $2.1 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.2 billion.
Except where the context suggests otherwise, any reference to fees or expenses paid by “us” or that “we” will pay fees or expenses, the Company will pay such fees and expenses out of our net assets and, consequently, common stockholders will indirectly bear such fees or expenses. However, common stockholders will not be required to deliver any money or otherwise bear personal liability or responsibility for such fees or expenses.

Stockholder transaction expenses:
Sales Load (as a percentage of offering price)(1)	-
Offering expenses borne by the Company (as a percentage of offering price)(2)	-
Dividend reinvestment plan expenses (3)	$15.00
Total stockholder transaction expenses (as a percentage of offering price):	-
Annual expenses (as a percentage of net assets attributable to common stock):
Management fees (4)	5.72%
Incentive fees payable under Investment Advisory Agreement (20% of realized capital gains and 20% of pre-incentive fee net investment income) (5)	1.39%
Total advisory fees	7.11%
Total interest expenses (6)	6.89%
Other expenses (7)	1.55%
Total annual expenses (5)(7)(8)	15.56%
Dividends on Preferred Stock(9)	4.67%
Total annual expenses after dividends on Preferred Stock	20.23%
Example
The following table demonstrates the projected dollar amount of cumulative expenses we would pay out of net assets and that common stockholders would indirectly bear over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed that we have issued all shares of preferred stock the Company is authorized to issue and that we have borrowed $2.1 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.2 billion, and that our annual operating expenses would remain at the levels set forth in the table above and that we would pay the costs shown in the table above.

	1 Year	3 Years	5 Years	10 Years
Common stockholders would pay the following expenses on a $1,000 investment, assuming a 5% annual return*	$260	$535	$740	$1,050
Common stockholders would pay the following expenses on a $1,000 investment, assuming a 5% annual return**	$269	$554	$761	$1,063

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

(4)    Our base management fee is 2% of our gross assets (which include any amount borrowed, i.e., total assets without deduction for any liabilities, including any borrowed amounts for non-investment purposes, for which purpose we have not and have no intention of borrowing). Although no plans are in place to borrow the full amount under our line of credit, assuming that we borrowed $2.1 billion, the 2% management fee of gross assets equals approximately 5.72% of net assets.

(5)    Based on our net investment income and realized capital gains, less realized and unrealized capital losses, earned on our portfolio for the year ended June 30, 2025, all of which consisted of an income incentive fee. This historical amount has been adjusted to reflect the issuance of 90,187,000 shares of preferred stock. The capital gain incentive fee is paid without regard to pre-incentive fee income. For a more detailed discussion of the calculation of the two-part incentive fee, see “Management Services-Investment Advisory Agreement” in the applicable prospectus.

(6)    As of June 30, 2025, we had $1.2 billion outstanding of Unsecured Notes (as defined below) in various maturities, ranging from October 15, 2025 to March 15, 2052, and interest rates, ranging from 2.25% to 8.00%, some of which are convertible into shares of the Company’s common stock at various conversion rates.

(7)    “Other expenses” are based on estimated amounts for the current fiscal year. The expenses of the Preferred Dividend Reinvestment Plan are included in “other expenses”. See “Capitalization” in the applicable prospectus supplement. The amount shown above represents annualized expenses during our year ended June 30, 2025 representing all of our estimated recurring operating expenses (except fees and expenses reported in other items of this table) that are deducted from our operating income and reflected as expenses in our Statement of Operations. The estimate of our overhead expenses, including payments under an administration agreement with Prospect Administration, or the Administration Agreement is based on our projected allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations under the Administration Agreement. See “Business-Management Services-Administration Agreement” in the applicable prospectus.

(8)    If all 54,410,952 outstanding 5.50% Preferred Stock and 6.50% Preferred Stock were converted into common stock and assuming all the Series A1, Series A3, and Series AA2 Preferred Stock pay a Holder Optional Conversion Fee of 9.00% and all the Series A2 Preferred Stock pay a Holder Optional Conversion Fee of 7.50% of the maximum public offering price disclosed within the applicable prospectus supplement, then management fees would be 4.04%, incentive fees payable under our Investment Advisory Agreement would be 0.98%, total advisory fees would be 5.02%, total interest expenses would be

4.87%, other expenses would be 1.10%, and total annual expenses would be 10.99% of net assets attributable to our common stock.

(9)    Based on the 5.50% per annum dividend rate applicable to the Series A1 Shares, M1 Shares, M2 Shares, AA1 Shares, MM1 Shares, and A2 Shares. Also based on the 5.35% per annum dividend rate applicable to the A Shares. Also based on the 6.50% per annum dividend rate applicable to the Series A3 Shares, M3 Shares, AA2 Shares, and MM2 Shares, the 6.50% annualized dividend rate applicable to the Floating Rate Preferred Stock based on the floating rate as of August 20, 2025 and the 7.50% per annum dividend rate applicable to the Series A5 Shares and M5 Shares. Other series of preferred stock, including other series of preferred stock being sold in different offerings, may bear different annual dividend rates. No dividend will be paid on shares of preferred stock after they have been converted to shares of common stock.

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
We consolidate certain of our wholly owned and substantially wholly owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements and are collectively referred to as the “Consolidated Holding Companies”: Belnick Holdings of Delaware, LLC (“Belnick Delaware”); CP Holdings of Delaware LLC (“CP Holdings”); Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”); Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC (“First Tower Delaware”); MITY Holdings of Delaware Inc. (“MITY Delaware”); Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc. (“NMMB Holdings”); NPH Property Holdings, LLC (“NPH”); Prospect Opportunity Holdings I, Inc. (“POHI”); SB Forging Company, Inc. (“SB Forging”); STI Holding, Inc.; UTP Holdings Group Inc. (“UTP Holdings”); Valley Electric Holdings I, Inc. (“Valley Holdings I”); and Valley Electric Holdings II, Inc. (“Valley Holdings II”).
We are externally managed by our investment adviser, Prospect Capital Management L.P. (“Prospect Capital Management” or the “Investment Adviser”). Prospect Administration LLC (“Prospect Administration”), a wholly-owned subsidiary of the Investment Adviser, provides administrative services and facilities necessary for us to operate.
Our investment objective is to generate both current income and long-term capital appreciation. We intend to invest primarily in privately owned United States (“U.S.”) middle market companies, in senior and secured first lien loans and, to a lesser extent, second lien loans, as well as equity and equity-linked investments with capital-appreciation potential (such as senior and secured convertible debt, preferred equity, common equity and warrants). Most of our investments will be in private U.S. companies; however, we may also invest to some extent in broadly-traded public companies and non-U.S. companies (subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies,” which are generally privately offered securities issued by U.S. private or thinly-traded companies). We are a non-diversified company within the meaning of the 1940 Act.
Our primary investment strategy is investing in private, middle-market companies in the U.S. in need of capital for refinancings, acquisitions, capital expenditures, growth initiatives, recapitalizations and other purposes. Typically, we focus on making investments in middle-market companies with annual revenues of less than $750 million and enterprise values of less than $1 billion. These private, middle-market companies are primarily owned by private equity funded and independent sponsors or us, as well as by a portfolio company’s management team, founder(s), or other investors. Our typical investment involves a senior and secured loan of less than $250 million.
Our investments in senior and secured loans are generally senior debt instruments that rank ahead of unsecured debt and equity of a given portfolio company. These loans also have the benefit of security interests on assets of the applicable portfolio company, which often rank ahead of any other security interests. We also make equity and equity-linked investments with capital-appreciation potential (such as senior and secured convertible debt, preferred equity, common equity and warrants).
We also invest a lesser amount of our assets in senior and secured debt and controlling equity positions in real estate investment trusts (“REIT” or “REITs”). The real estate investments of National Property REIT Corp. (“NPRC”) are in various classes of developed and occupied real estate properties that generate current yields, including multi-family properties and other tenant-diversified properties; historically, NPRC made investments in structured credit (primarily debt tranches). We historically invested in structured credit (primarily equity tranches).
We may also invest in other strategies and opportunities from time to time that the Investment Adviser views as attractive. The Investment Adviser may continue to evaluate other origination strategies in the ordinary course of business with no specific top-down allocation to any single origination strategy.
We directly originate the significant majority of our investments through our long-term relationships with private equity funded and independent sponsors, financial intermediaries, and management teams, as well as other sources. We seek to maximize returns, including both current yield and capital-appreciation potential, and minimize risk for our investors by applying rigorous credit and other analyses and cash-flow and asset-based lending techniques to originate, close, and monitor our investments.
We are consistently pursuing multiple investment opportunities. There can be no assurance that we will successfully consummate any investment opportunity we pursue. If any of these opportunities are consummated, there can be no assurance that investors will share our view of valuation or that any assets acquired will not be subject to future write downs, each of which could have an adverse effect on our stock price.
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third-party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of June 30, 2025, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $3,416,244 and $3,696,367, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Annual Report. We consolidate all wholly owned and substantially wholly owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
On June 17, 2025, at a special meeting of stockholders, our stockholders authorized us to sell shares of our common stock (during the next 12 months) at a price or prices below our net asset value per share at the time of sale in one or more offerings, subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of its outstanding common stock immediately prior to such sale).
Our previously outstanding 6.375% convertible notes due 2025, which matured during the fiscal year ended June 30, 2025, are referred to as the “2025 Notes” or the “Convertible Notes”. Our previously outstanding 3.706% unsecured notes due 2026, which redeemed during the fiscal year ended June 30, 2025, are referred to as the “2026 Notes”. Our $300.0 million of 3.364% unsecured notes due 2026 are referred to as the “3.364% 2026 Notes”. Our $300.0 million of 3.437% unsecured notes due 2028 are referred to as the “3.437% 2028 Notes”, and collectively with the 2026 Notes, and the 3.364% 2026 Notes are the “Public Notes”. Any corporate notes issued pursuant to our medium term notes program with InspereX LLC are referred to as “Prospect Capital InterNotes®”. The Convertible Notes, Public Notes, and Prospect Capital InterNotes® are collectively referred to as the “Unsecured Notes”.
Fourth Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended June 30, 2025 we acquired $181,383 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $59,644, funded $12,500 of revolver advances, and recorded PIK interest of $17,332, resulting in gross investment originations of $270,859. During the three months ended June 30, 2025 we received full repayments totaling $53,000, received $315,601 in sales, received $4,563 of revolver paydowns, and received $72,162 in partial prepayments, scheduled principal amortization payments, and return of capital distributions, resulting in repayments of approximately $445,326.

Debt Issuances and Redemptions
During the three months ended June 30, 2025 we repaid $1,399 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended June 30, 2025 was $32.
During the three months ended June 30, 2025 we issued $5,733 aggregate principal amount of Prospect Capital InterNotes® with a weighted average stated interest rate of 7.53%, to extend our borrowing base. The newly issued notes mature between April 15, 2028 and July 15, 2032 and generated net proceeds of $5,652.
During the three months ended June 30, 2025, we commenced a tender offer to purchase for cash any and all of the aggregate principal amount of our outstanding 2026 Notes at a purchase price of 99.00%, plus accrued and unpaid interest. As a result, $135,731 aggregate principal amount of the 2026 Notes were validly tendered and accepted, and we recognized a net realized gain of $874 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the tendered 2026 Notes.
On June 18, 2025, we redeemed the remaining outstanding principal amount of $207,216 of the 2026 Notes, at a price of 100.00%, plus accrued and unpaid interest. The transaction resulted in our recognizing a loss of $998 during the three months ended June 30, 2025. Following the redemption, none of the 2026 Notes remained outstanding.
Equity Issuances and Redemptions
On April 17, 2025, May 20, 2025 and June 18, 2025 we issued 704,660, 672,278, and 733,322 shares of our common stock in connection with the dividend reinvestment plan, respectively.
During the three months ended June 30, 2025, 675,943 shares of our Series A1 Preferred Stock, 220,408 shares of our Series A3 Preferred Stock, 61,732 shares of our Series M1 Preferred Stock, and 24,062 shares of our Series M3 Preferred Stock were converted to 6,448,188 shares of our common stock, in connection with Holder Optional Conversions and Optional Redemptions Following Death of a Holder, resulting in a loss from redemption of preferred stock of $1,762.
During the three months ended June 30, 2025 we issued 616,374 shares of Series A5 Preferred Stock for net proceeds of $13,868, and 164,218 shares of Series M5 Preferred Stock for net proceeds of $3,992, each excluding offering costs and preferred stock dividend reinvestment.
In connection with our Preferred Stock Dividend Reinvestment Plan, we issued additional Series A1 Preferred Stock, Series A3 Preferred Stock, Series A4 Preferred Stock, Series A5 Preferred Stock, Series M1 Preferred Stock, Series M3 Preferred Stock, Series M4 Preferred Stock, and Series M5 Preferred Stock of 13,720, 14,101, and 13,429 throughout April, May, and June, respectively.
Investment Holdings
At June 30, 2025, we have $6,673,516, or 223.3%, of our net assets applicable to common shares invested in 97 portfolio investments and CLOs.
Our annualized current yield was 12.2% and 12.1% as of June 30, 2025 and June 30, 2024, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 9.6% and 9.8% as of June 30, 2025 and June 30, 2024, respectively, across all investments. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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

As of June 30, 2025, we own controlling interests in the following portfolio companies: Belnick, LLC (Belnick); CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”); Kickapoo Ranch Pet Resort (“Kickapoo”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); R-V Industries, Inc. (“R-V”); Universal Turbine Parts, LLC (“UTP”); USES Corp. (“United States Environmental Services” or “USES”); and Valley Electric Company, Inc. (“Valley Electric”). In June 2019, CP Energy purchased a controlling interest of the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $51,477 and $41,177 in first lien term loans (the “Spartan Term Loan A”) due to us as of June 30, 2025 and June 30, 2024, respectively. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, we report our investments in Spartan as control investment. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loan A.
As of June 30, 2025, we also own affiliated interests in Nixon, Inc. (“Nixon”) and RGIS Services, LLC, (“RGIS”).
The following shows the composition of our investment portfolio by level of control as of June 30, 2025 and June 30, 2024:

	June 30, 2025				June 30, 2024
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$3,416,244	51.0%	$3,696,367	55.4%	$3,280,415	44.0%	$3,872,575	50.2%
Affiliate Investments	11,735	0.2%	27,057	0.4%	11,594	0.2%	18,069	0.2%
Non-Control/Non-Affiliate Investments	3,265,522	48.8%	2,950,092	44.2%	4,155,165	55.8%	3,827,599	49.6%
Total Investments	$6,693,501	100.0%	$6,673,516	100.0%	$7,447,174	100.0%	$7,718,243	100.0%

The following shows the composition of our investment portfolio by type of investment as of June 30, 2025 and June 30, 2024:

	June 30, 2025				June 30, 2024
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Revolving Line of Credit	$83,721	1.3%	$81,551	1.2%	$87,589	1.2%	$86,544	1.1%
First Lien Debt	4,636,795	69.3%	4,381,227	65.7%	4,686,107	62.9%	4,569,467	59.2%
Second Lien Revolving Line of Credit	—	—%	—	—%	5,147	0.1%	4,987	0.1%
Second Lien Debt	965,712	14.4%	765,806	11.5%	1,219,482	16.4%	1,038,882	13.5%
Unsecured Debt	7,200	0.1%	5,403	0.1%	7,200	0.1%	7,200	0.1%
Subordinated Structured Notes	37,840	0.6%	35,002	0.5%	623,700	8.3%	531,690	6.9%
Preferred Stock	429,426	6.4%	117,961	1.8%	399,072	5.4%	70,569	0.9%
Common Stock	294,505	4.4%	814,757	12.2%	237,005	3.2%	1,134,575	14.7%
Membership Interest	238,302	3.5%	438,206	6.5%	181,872	2.4%	226,273	2.9%
Participating Interest (1)	—	—%	33,603	0.5%	—	—%	48,056	0.6%
Total Investments	$6,693,501	100.0%	$6,673,516	100.0%	$7,447,174	100.0%	$7,718,243	100.0%
(1)Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, revenue interests, liquidating trusts and overriding royalty interests.

The following shows our investments in interest bearing securities, including non-accrual investments, by type of investment as of June 30, 2025 and June 30, 2024:

	June 30, 2025				June 30, 2024
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Debt and First Lien Revolving Line of Credit	$4,720,516	82.4%	$4,462,778	84.7%	$4,773,696	72.0%	$4,656,011	74.7%
Second Lien Debt and Second Lien Revolving Line of Credit	965,712	16.8%	765,806	14.5%	1,224,629	18.5%	1,043,869	16.7%
Unsecured	7,200	0.1%	5,403	0.1%	7,200	0.1%	7,200	0.1%
Subordinated Structured Notes	37,840	0.7%	35,002	0.7%	623,700	9.4%	531,690	8.5%
Total Interest Bearing Investments	$5,731,268	100.0%	$5,268,989	100.0%	$6,629,225	100.0%	$6,238,770	100.0%

The following shows the composition of our investment portfolio by industry as of June 30, 2025 and June 30, 2024:

	June 30, 2025				June 30, 2024
Industry(2)	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$87,528	1.3%	$102,728	1.5%	$110,320	1.5%	$66,923	0.9%
Air Freight & Logistics	204,924	3.1%	184,641	2.8%	187,897	2.5%	174,691	2.3%
Automobile Components	114,731	1.7%	82,272	1.2%	114,671	1.5%	89,590	1.2%
Capital Markets	21,500	0.3%	21,500	0.3%	42,500	0.6%	42,500	0.6%
Commercial Services & Supplies	553,016	8.3%	504,313	7.6%	526,353	7.1%	475,299	6.2%
Communications Equipment	—	—%	—	—%	79,030	1.1%	68,511	0.9%
Construction & Engineering	95,912	1.4%	351,291	5.3%	95,911	1.3%	316,419	4.1%
Consumer Finance	741,932	11.1%	953,320	14.2%	623,033	8.4%	728,320	9.4%
Distributors	397,405	5.9%	269,707	4.0%	314,579	4.2%	251,398	3.3%
Diversified Consumer Services	104,156	1.6%	44,069	0.7%	183,552	2.5%	146,634	1.9%
Diversified Financial Services	—	—%	—	—%	45,039	0.6%	45,039	0.6%
Diversified Telecommunication Services	254,876	3.8%	198,549	3.0%	131,570	1.8%	132,126	1.7%
Electrical Equipment	61,367	0.9%	61,367	0.9%	61,991	0.8%	61,991	0.8%
Energy Equipment & Services	324,321	4.8%	122,189	1.8%	344,989	4.6%	122,857	1.6%
Residential Real Estate Investment Trusts (REITs)	922,647	13.8%	1,300,972	19.5%	897,181	12.1%	1,485,332	19.1%
Financial Services	67,830	1.0%	67,830	1.0%	—	—%	—	—%
Food & Staples Retailing	—	—%	—	—%	26,743	0.4%	22,251	0.3%
Food Products	150,213	2.2%	145,966	2.2%	131,504	1.8%	126,145	1.6%
Health Care Providers & Services	767,993	11.5%	731,527	11.0%	739,721	9.9%	821,921	10.6%
Health Care Technology	132,153	2.0%	130,246	2.0%	133,620	1.8%	132,531	1.7%
Hotels, Restaurants & Leisure	28,485	0.4%	26,249	0.4%	27,582	0.4%	21,550	0.3%
Household Durables	109,864	1.6%	71,506	1.1%	122,206	1.6%	119,926	1.6%
Interactive Media & Services	75,076	1.1%	75,076	1.1%	120,594	1.6%	120,594	1.6%
Internet & Direct Marketing Retail	—	—%	—	—%	21,109	0.3%	18,393	0.2%
IT Services	103,226	1.5%	75,619	1.1%	344,912	4.6%	343,548	4.5%
Leisure Products	102,149	1.5%	102,373	1.5%	79,459	1.1%	79,291	1.0%
Machinery	101,360	1.6%	151,914	2.3%	104,581	1.4%	163,047	2.1%
Marine Transport	47,117	0.7%	11,660	0.2%	—	—%	—	—%
Media	118,472	1.8%	160,612	2.4%	69,830	0.9%	134,372	1.7%
Online Lending	—	—%	—	—%	20,630	0.3%	20,630	0.3%
Personal Care Products	348,913	5.2%	125,356	1.9%	—	—%	—	—%
Personal Products	—	—%	—	—%	320,396	4.3%	104,663	1.3%
Pharmaceuticals	125,918	1.9%	133,576	2.0%	107,060	1.4%	107,588	1.4%
Professional Services	85,531	1.3%	88,059	1.3%	211,257	2.8%	162,979	2.1%
Software	180,500	2.7%	172,755	2.6%	52,405	0.7%	47,813	0.6%
Specialty Retail	32,076	0.5%	5,914	0.1%	—	—%	—	—%
Textiles, Apparel & Luxury Goods	84,150	1.3%	99,705	1.5%	173,114	2.3%	173,114	2.2%
Trading Companies & Distributors	110,320	1.6%	65,653	1.0%	67,635	0.9%	68,067	0.9%
Subtotal	6,655,661	99.4%	6,638,514	99.5%	6,632,974	89.1%	6,996,053	90.6%
Structured Finance(1)	37,840	0.6%	35,002	0.5%	814,200	10.9%	722,190	9.4%
Total Investments	$6,693,501	100.0%	$6,673,516	100.0%	$7,447,174	100.0%	$7,718,243	100.0%
(1) Our SSN investments do not have industry concentrations and as such have been separated in the tables above. As of June 30, 2025 and June 30, 2024, Structured Finance includes $0 and $190,500, respectively, of senior secured term loan investments held through our investment in NPRC and its wholly-owned subsidiary related to its rated secured structured notes.
(2) As of June 30, 2025, certain industries classifications have been revised compared to June 30, 2024 to align with updated industry structures.
Portfolio Investment Activity

Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans and second lien loans, though we also continue to invest in select equity investments. For information regarding investment activity for the year ended June 30, 2023, see the Company’s Form 10-K for the fiscal year ended June 30, 2024.
Our gross investment activity for the year ended June 30, 2025 and June 30, 2024 are presented below:

	Year Ended June 30,
	2025		2024
Investments in portfolio companies
Investments in new portfolio companies	$523,710		$193,590
Follow-on investments in existing portfolio companies (1)	236,554		399,083
Revolver advances	36,095		37,278
PIK interest (2)	96,239		134,505
Total investments in portfolio companies	$892,598		$764,456

Investments by portfolio composition
First Lien Debt	$720,336		$696,116
Second Lien Debt	58,036		7,500
Equity	114,226		60,840
Total investments by portfolio composition	$892,598		$764,456

Investments repaid or sold
Partial repayments (3)	$324,046		$269,024
Full repayments	605,474		234,473
Investments sold	357,637		70,002
Revolver paydowns	15,516		10,694
Total investments repaid or sold	$1,302,673		$584,193

Investments repaid or sold by portfolio composition
First Lien Debt	$754,673		$400,990
Second Lien Debt	232,540		177,530
Unsecured Debt	—		—
Subordinated Structured Notes	315,601		—
Equity	(141)	(5)	5,673
Total investments repaid or sold by portfolio composition	$1,302,673		$584,193

Weighted average interest rates for new investments by portfolio composition (4)
First Lien Debt	12.17%		12.23%
Second Lien Debt	24.00%		N/A

(1) Includes follow-on investments in existing portfolio companies and refinancings, if any.
(2) Approximately $90,253 and $141,028 was accrued as PIK interest income during the year ended June 30, 2025 and June 30, 2024, respectively.
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
In determining the range of values for our investments in CLOs, the independent valuation firm uses a discounted multi-path cash flow model. The valuations were accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view as well as to determine an appropriate call date (i.e., expected maturity). These risk factors are sensitized in the multi-path cash flow model using Monte Carlo simulations, which are simulations used to model the probability of different outcomes, to generate probability-weighted (i.e., multi-path) cash flows for the underlying assets and liabilities. These cash flows are discounted using appropriate market discount rates, and relevant data in the CLO market and certain benchmark credit indices are considered, to determine the value of each CLO investment. In addition, we generate a single-path cash flow utilizing our best estimate of expected cash receipts, and assess the reasonableness of the implied discount rate that would be effective for the value derived from the corresponding multi-path cash flow model. These investments are classified as Level 3 in the fair value hierarchy.
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $6,673,516.
Our portfolio companies are generally lower middle-market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.

Control Company Investments
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the year ended June 30, 2025.
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

The fair value of our investment in Belnick was $51,166 as of June 30, 2025, a discount of $37,086 to its amortized cost basis compared to a fair value of $84,250 as of June 30, 2024, a discount of $302 to its amortized cost. The increase in discount to amortized cost resulted from a decline in financial performance.

CP Energy Services, Inc.

Prospect owns 100% of the equity of CP Holdings, a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy, and the remaining equity is owned by CP Energy management. CP Energy provides oilfield flow back services and fluid hauling and disposal services through its subsidiaries.

In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”) a portfolio company of Prospect with $51,477 in first lien term loans (the “Spartan Term Loans”) due to us as of June 30, 2025. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. In September 2020, we made a new $26,193 Series A preferred stock investment in Spartan Energy Holdings, Inc., which equates to 100% of the Series A non-voting non-convertible preferred stock outstanding.

The fair value of our investment in CP Energy was $122,189 as of June 30, 2025, which is a discount of $202,132 from its amortized cost, compared to a fair value of $110,206 as of June 30, 2024, representing a discount of $188,641 to its amortized cost. The increase in discount to amortized cost primarily resulted from increased debt in the capital structure.

First Tower Finance Company LLC

Prospect owns 100% of the equity of First Tower Delaware, a consolidated holding company. First Tower Delaware owns 78.06% of First Tower Finance. First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.

The fair value of our investment in First Tower was $760,518 as of June 30, 2025, a premium of $277,200 to its amortized cost basis compared to a fair value of $605,928 as of June 30, 2024, a premium of $149,790 to its amortized cost. The increase in premium to amortized cost resulted from an improvement in financial performance and an expansion of comparable company trading multiples.

InterDent, Inc.
Prospect owns 100% of the equity of InterDent, Inc. InterDent is a dental support organization (“DSO”). InterDent provides business and administrative support services to a regionally-diversified set of dental practices so that dentists can focus on delivering high-quality clinical care and patient satisfaction.
The fair value of our investment in InterDent was $338,781 as of June 30, 2025, a discount of $55,244 to its amortized cost basis compared to a fair value of $463,883 as of June 30, 2024, a premium of $102,337 to its amortized cost. The discount to amortized cost resulted from a decline in financial performance and increased debt in the capital structure.

National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties, self-storage, and student housing properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly owned subsidiaries, NPRC invests in online consumer loans and RSSNs. As of June 30, 2025 and June 30, 2024, we own 100% of the fully-diluted common equity of NPRC.
During the year ended June 30, 2025, we provided $96,995 of debt financing to NPRC to fund real estate capital expenditures and provide working capital.
During the year ended June 30, 2025, we received partial repayments of $285,386 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
During the year ended June 30, 2024, we provided $248,344 of debt financing and $4,600 of equity financing to NPRC to fund real estate capital expenditures, provide working capital, and to fund purchases of rated secured structured notes.
During the year ended June 30, 2024, we received partial repayments of $108,950 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
As of June 30, 2025, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $922,647 and a fair value of $1,300,972. The fair value of $1,289,092 related to NPRC’s real estate portfolio was comprised of forty-seven multi-family properties, five student housing properties, four senior living properties, and two commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of June 30, 2025:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Taco Bell, OK	Yukon, OK	6/4/2014	$1,719	$—
2	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
3	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	21,569
4	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	22,945
5	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	43,656
6	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	25,935
7	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	21,372
8	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	31,810
9	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	27,625
10	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	17,195
11	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	40,713
12	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,213
13	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,405
14	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	30,316
15	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,380
16	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	151,635
17	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	87,794
18	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	15,285
19	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	53,711
20	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,585
21	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	35,516
22	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
23	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	58,393
24	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,275
25	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
26	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,621
27	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
28	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
29	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	78,375

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
30	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,726
31	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,512
32	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
33	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	38,843
34	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
35	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
36	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
37	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
38	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
39	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000
40	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
41	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,975
42	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,955
43	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,203
44	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,601
45	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	106,850
46	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	73,000
47	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
48	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	36,401
49	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	29,408
50	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	24,162
51	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
52	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
53	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
54	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
55	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
56	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,566
57	NPRC Apex Holdings LLC	Cincinnati, OH	1/19/2024	34,225	27,712
58	NPRC Parkton Holdings LLC	Cincinnati, OH	1/19/2024	45,775	37,090
				$2,534,216	$2,191,789

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

The fair value of our investment in NPRC was $1,300,972 as of June 30, 2025, a premium of $378,325 from its amortized cost basis, compared to a fair value of $1,696,462 as of June 30, 2024, representing a premium of $588,151. The decrease in premium to amortized cost was primarily driven by a decline in market interest rates, an increase in discount and terminal capitalization rates, and higher leverage within the capital structure. These effects were partially offset by growth in net operating income across our real estate portfolio. Additionally, the unwinding of the National General Lending Limited (“NGL”) and NMF portfolios resulted in debt repayments of $211,130 and a change in unrealized losses of $36,980.
Nationwide Loan Company LLC
Prospect owns 100% of the membership interests of Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a Consolidated Holding Company. Nationwide Holdings owns 94.48% of the equity of Nationwide Loan Company LLC (“Nationwide”), with members of Nationwide management owning the remaining 5.52% of the equity.

The fair value of our investment in Nationwide was $36,780 as of June 30, 2025, a discount of $23,119 to its amortized cost compared to a fair value of $43,162 as of June 30, 2024, a discount of $10,253 to its amortized cost. The increase in discount to amortized cost resulted from a decline in financial performance.

NMMB Holdings, Inc.
Prospect owns 92.77% of the fully-diluted equity of NMMB Holdings, Inc. (“Refuel”). NMMB, through its subsidiary, Refuel Agency, provides integrated marketing and advertising services to brands across industries.

The fair value of our investment in Refuel was $72,207 as of June 30, 2025, a premium of $42,484 to its amortized cost basis compared to a fair value of $94,265 as of June 30, 2024, a premium of $64,542 to its amortized cost. The decrease in premium to amortized cost resulted from a revised forecast impacted by continued headwinds in the advertising market and a dividend declared by Refuel.

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

The fair value of our investment in Pacific World was $107,970 as of June 30, 2025, a discount of $228,143 to its amortized cost compared to a fair value of $104,663 as of June 30, 2024, a discount of $215,733 to its amortized cost. The increase in discount to amortized cost resulted from increased debt in the capital structure.

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

The fair value of our investment in UTP was $102,728 as of June 30, 2025, a premium of $15,200 to its amortized cost compared to a fair value of $68,067 as of June 30, 2024, a premium of $432 to its amortized cost. The increase in premium to amortized cost was driven primarily by an improvement in financial outlook, due to the positive impact of a strategic acquisition that closed in the last year, and due to an expansion of comparable company trading multiples.

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

The fair value of our investment in Valley Electric was $351,291 as of June 30, 2025, a premium of $255,379 to its amortized cost compared to a fair value of $316,419 as of June 30, 2024, a premium of $220,508 to its amortized cost. The increase in premium to amortized cost primarily resulted from an increase in financial performance and an expansion of comparable company trading multiples.

Our controlled investments, including those discussed above, are valued at $280,123 above their amortized cost as of June 30, 2025.

Affiliate and Non-Control Company Investments
We hold two affiliate investments at June 30, 2025 (Nixon, Inc. and RGIS Services, LLC, (“RGIS”)) with a total fair value of $27,057, a premium of $15,322 from their combined amortized cost, compared to a fair value of $18,069 as of June 30, 2024, representing a $6,475 premium to its amortized cost. The increase in premium to amortized cost was driven by an improvement in RGIS’s financial performance.
With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. Note that seven of our non-control/non-affiliate investments, Credit.com Holdings, LLC, Discovery Point Retreat, Druid City Infusion, LLC, Taos Footwear, Town & Country Holdings, Inc. (“Town & Country”), Verify Diagnostics LLC, and our CLO investment portfolio, have larger equity or convertible debt option positions and are therefore more susceptible to changes in value than the rest of our non-control/non-affiliate investments. As of June 30, 2025, our non-control/non-affiliate portfolio is valued at a discount to amortized cost primarily due to nine of our non-control/ non-affiliate investments, United Sporting Companies, Inc. (“USC”), Credit.com Holdings, LLC (“Credit.com”), Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.) (“Aventiv”), Town & Country Holdings, Inc., Rising Tide Holdings, Inc. (“West Marine”), Medical Solutions Holdings Inc., K&N HoldCo, LLC (“K&N”), Redstone Holdco 2 LP (“RSA”), and STG Distribution, LLC (f/k/a Reception Purchaser, LLC) are valued at discounts to amortized cost of $73,412, $60,926, $58,603, $53,557, $26,162, $25,825, $25,190, $24,012, and $20,397, respectively.
Excluding those non-control/non-affiliate investments discussed above, our remaining non-control/non-affiliate portfolio is valued at a premium of $55,492 to amortized cost as of June 30, 2025.
Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of June 30, 2025 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Public Notes which we issued in May 2021 and September 2021; and Prospect Capital InterNotes® which we issue from time to time. As of June 30, 2025, our equity capital is comprised of common and preferred equity.
The following table shows our outstanding debt as of June 30, 2025:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$856,322	$18,842	$856,322	$856,322	1M SOFR +	2.05%

3.364%	2026 Notes	300,000	2,019	297,981	286,707	3.87%
3.437%	2028 Notes	300,000	4,537	295,463	268,671	3.93%
Public Notes		600,000		593,444	555,378

Prospect Capital InterNotes®		647,232	8,687	638,545	607,339	5.85%
Total		$2,103,554		$2,088,311	$2,019,039
The following table shows our outstanding debt as of June 30, 2024:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$794,796	$22,975	$794,796	$794,796	1M SOFR +	2.05%

2025 Notes		156,168	649	155,519	155,632	6.63%
Convertible Notes		156,168		155,519	155,632

2026 Notes		400,000	3,263	396,737	381,344	3.98%
3.364%	2026 Notes	300,000	3,388	296,612	275,601	3.60%
3.437%	2028 Notes	300,000	5,782	294,218	256,050	3.64%
Public Notes		1,000,000		987,567	912,995

Prospect Capital InterNotes®		504,028	7,999	496,029	479,748	6.33%
Total		$2,454,992		$2,433,911	$2,343,171
The following table shows the contractual maturities by fiscal year of our Revolving Credit Facility, Public Notes and Prospect Capital InterNotes® as of June 30, 2025:

	Payments Due by Fiscal Year ending June 30,
	Total	2026	2027	2028	2029	2030	After 5 Years
Revolving Credit Facility	$856,322	$—	$—	$—	$856,322	$—	$—
Public Notes	600,000	—	300,000	—	300,000	—	—
Prospect Capital InterNotes®	647,232	38,147	127,798	74,913	73,273	70,718	262,383
Total Contractual Obligations	$2,103,554	$38,147	$427,798	$74,913	$1,229,595	$70,718	$262,383
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

Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, PCF, a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective June 28, 2024, we completed an extension and upsizing of the revolving credit facility (the “Revolving Credit Facility”). The lenders have extended commitments of $2,121,500 as of June 30, 2025. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $2,250,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extended the maturity date to June 28, 2029 and the revolving period through June 28, 2028, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.
As of June 30, 2025 and June 30, 2024, we had $570,532 and $830,124, respectively, available to us for borrowing under the Revolving Credit Facility, net of $856,322 and $794,796 outstanding borrowings as of the respective balance sheet dates. See Note 4. Revolving Credit Facility within our consolidated financial statements for additional details.
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
As of June 30, 2024, the outstanding principal amount of the 2025 Notes was $156,168. On March 3, 2025 we repaid the remaining outstanding principal amount of $156,168 of the 2025 Notes, plus interest, at maturity. Following the maturity of the 2025 Notes during the year ended June 30, 2025, none of the 2025 Notes remained outstanding. See Note 5. Convertible Notes within our consolidated financial statements for additional details.

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

On January 22, 2021, we issued $325,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Original 2026 Notes”). The Original 2026 Notes bore interest at a rate of 3.706% per year, payable semi-annually on July 22, and January 22 of each year, beginning on July 22, 2021. Total proceeds from the issuance of the 2026 Notes, net of underwriting discounts and offering costs, were $317,720. On February 19, 2021, we issued an additional $75,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Additional 2026 Notes”, and together with the Original 2026 Notes, the “2026 Notes”). The Additional 2026 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2026 Notes and bore interest at a rate of 3.706% per year, payable semi-annually on July 22 and January 22 of each year, beginning July 22, 2021. Total proceeds from the issuance of the Additional 2026 Notes, net of underwriting discounts and offering costs, were $74,061.
As of June 30, 2024, the outstanding aggregate principal amount of the 2026 Notes was $400,000. During the year ended June 30, 2025, we repurchased $57,053 aggregate principal amount of the 2026 Notes at a weighted average price of 97.44%, including commissions, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $1,264 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 2026 Notes.
During the year ended June 30, 2025, we commenced a tender offer to purchase for cash any and all of the aggregate principal amount of our outstanding 2026 Notes at a purchase price of 99.00%, plus accrued and unpaid interest. As a result, $135,731 aggregate principal amount of the 2026 Notes were validly tendered and accepted, and we recognized a net realized gain of $874 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the tendered 2026 Notes.
On June 18, 2025, we redeemed the remaining outstanding principal amount of $207,216 of the 2026 Notes, at a price of 100.00%, plus accrued and unpaid interest. The transaction resulted in our recognizing a loss of $998 during the year ended June 30, 2025. Following the redemption, none of the 2026 Notes remained outstanding.
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
As of June 30, 2025 and June 30, 2024, the outstanding aggregate principal amount of the 3.364% 2026 Notes were $300,000 and $300,000, respectively.
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
As of June 30, 2025 and June 30, 2024, the outstanding aggregate principal amount of the 3.437% 2028 Notes was $300,000 and $300,000, respectively.
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
We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of June 30, 2025 and June 30, 2024, the aggregate principal amount of Prospect Capital InterNotes® outstanding were $647,232 and $504,028, respectively. See Note 7. Prospect Capital InterNotes® within our consolidated financial statements for additional details.

Net Asset Value Applicable to Common Stockholders
During the year ended June 30, 2025, our net asset value applicable to common shares decreased by $722,961, or $2.18 per basic weighted average common share. During the year ended June 30, 2025, the change in NAV was primarily due to net realized and change in unrealized losses of $825,780, or $1.87 per basic weighted average common share and $0.25 of dilution per basic weighted average common share due to discounted common share issuances through our common stock dividend reinvestment plan and conversions of Preferred Stock at then-current market prices. Additionally, distributions to common and preferred stockholders of $370,882, or $0.84 per basic weighted average common share exceeded net investment income of $338,840, or $0.77 per basic weighted average common share, resulting in a net decrease of $0.07 per basic weighted average common share. The following table shows the calculation of net asset value per common share as of June 30, 2025 and June 30, 2024:

	June 30, 2025	June 30, 2024
Net assets available to common stockholders	$2,988,772	$3,711,733
Shares of common stock issued and outstanding	455,902,826	424,846,963
Net asset value per common share	$6.56	$8.74
Results of Operations
For information regarding results of operations for the year ended June 30, 2023, see the Company's Form 10-K for the fiscal year ended June 30, 2024.
Operating results for the years ended June 30, 2025 and June 30, 2024 were as follows:

	Years Ended June 30,
	2025	2024
Investment income	$719,436	$861,662
Operating expenses	380,596	441,826
Net investment income	338,840	419,836
Net realized gains (losses) from investments	(518,682)	(417,443)
Net change in unrealized gains (losses) from investments	(291,054)	260,689
Net realized gains (losses) on extinguishment of debt	972	(248)
Net increase (decrease) in net assets resulting from operations	(469,924)	262,834
Preferred stock dividend	(106,822)	(98,089)
Net gain (loss) on redemptions of preferred stock	(1,937)	(5,173)
Gain (loss) on Accretion to Redemption Value of Preferred Stock	(15,079)	(12,156)
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stockholders	$(593,762)	$147,416

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
The following table describes the various components of investment income and the related levels of debt investments:

	Years Ended June 30,
	2025	2024
Interest income	$671,109	$770,312
Dividend income	19,378	11,953
Other income	28,949	79,397
Total investment income	$719,436	$861,662

Average debt principal of performing interest bearing investments(1)	$6,949,377	$7,250,734
Weighted average interest rate earned on performing interest bearing investments(1)	9.66%	10.62%
Average debt principal of all interest bearing investments(2)	$7,540,996	$7,686,032
Weighted average interest rate earned on all interest bearing investments(2)	8.90%	10.02%
(1) Excludes equity investments and non-accrual loans.
(2) Excludes equity investments.

The weighted average interest rate earned on performing interest bearing assets decreased to 9.66% for the year ended June 30, 2025 from 10.62% for the year ended June 30, 2024. The weighted average interest rate earned on all interest bearing investments decreased to 8.90% for the year ended June 30, 2025 from 10.02% for the year ended June 30, 2024. The decrease is primarily due to a $82,385 reduction in interest income recognized on our portfolio company investments as a result of repayments and declines in SOFR rates coupled with an $21,705 decline in interest income from our structured credit securities, offset by an increase in original issue discount (“OID”) accretion and Prepayment Penalty income of $4,886.
Investment income is also generated from dividends and other income which is less predictable than interest income. The following table describes dividend income earned for the years ended June 30, 2025 and June 30, 2024, respectively:

	Years Ended June 30,
	2025	2024
Dividend income
R-V Industries, Inc.	$8,774	$—
RGIS Services, LLC	681	2,291
The RK Logistics Group, Inc.	—	3,243
NMMB, Inc.	—	657
Other transactions	9,923	5,762
Total dividend income	$19,378	$11,953

Other income is comprised of structuring fees, advisory fees, amendment fees, royalty interests, receipts for residual net profit and revenue interests, administrative agent fees and other miscellaneous and sundry cash receipts. The following table describes other income earned for the years ended June 30, 2025 and June 30, 2024, respectively:

	Years Ended June 30,
	2025	2024
Structuring and amendment fees
QC Holdings, LLC	$2,319	$—
USG Intermediate, LLC	1,922	850
Shoes West, LLC (d/b/a Taos Footwear)	1,648	—
Druid City Infusion, LLC	1,379	—
Verify Diagnostics LLC	1,146	—
PeopleConnect Holdings, Inc	531	—
Emerge Intermediate, Inc.	—	825
Pacific World Corporation	—	812
Discovery Point Retreat	—	686
Collections Acquisition Company, Inc.	—	658
Faraday Buyer, LLC	—	1,404
The RK Logistics Group, Inc.	—	844
National Property REIT Corp.	—	16,470
iQor Holdings, Inc.	—	1,500
Julie Lindsey, Inc.	—	550
Other transactions	3,403	3,067
Total structuring and amendment fees	$12,348	$27,666
Royalty, net profit and revenue interests
National Property REIT Corp.	$14,825	$50,329
Other transactions	1,013	672
Total royalty and net revenue interests	$15,838	$51,001
Administrative agent fees
Other transactions	$763	$730
Total administrative agent fees	$763	$730
Total other income	$28,949	$79,397

Other income for the year ended June 30, 2025 decreased by $50,448 compared to the year ended June 30, 2024 primarily due to a $35,163 decrease in royalty and net revenue interests and a $15,318 decrease in structuring and amendment fees primarily due to the NPRC structuring fee received in the year ended June 30, 2024 which was not received in the year ended June 30, 2025.
Income recognized from dividend income, prepayment premium from early repayments, structuring fees and amendment fees related to specific loan positions and royalty, net profit and revenue interests are considered to be non-recurring income. For the year ended June 30, 2025 and year ended June 30, 2024, we recognized $49,858 and $92,708 of non-recurring income, respectively. The $42,850 decrease in nonrecurring income during the year ended June 30, 2025 is primarily due the $35,163 decrease in royalty, net profit and revenue interests, the $15,318 decrease in structuring and amendment fees mainly due to the NPRC structuring fee received during the year ended June 30, 2024 which was not received in the year ended June 30, 2025, and offset by a $7,425 increase in dividend income and an increase of $206 in prepayment premium income.
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

The following table describes the various components of our operating expenses:

	Years Ended June 30,
	2025	2024
Base management fee	$145,756	$157,001
Income incentive fee	40,772	80,548
Interest and credit facility expenses	148,275	160,246
Allocation of overhead from Prospect Administration	22,257	25,781
Audit, compliance and tax related fees	4,137	3,717
Directors’ fees	600	570
Other general and administrative expenses	18,799	13,963
Total operating expenses	$380,596	$441,826
Total gross and net base management fee was $145,756 and $157,001 for the years ended June 30, 2025 and 2024, respectively. The decrease in total gross base management fee is directly related to a decrease in average total assets.
For the years ended June 30, 2025 and 2024, we incurred $40,772 and $80,548 of income incentive fees, respectively. This decrease was driven by a corresponding decrease in pre-incentive fee net investment income (net of preferred stock dividends) to $272,790 from $402,295 for the years ended June 30, 2025, and 2024, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the years ended June 30, 2025 and 2024, we incurred $148,275 and $160,246, respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years:

	Years ended June 30,
	2025	2024
Interest on borrowings	$127,171	$143,571
Amortization of deferred financing costs	8,530	7,470
Accretion of discount on unsecured debt	2,937	2,876
Facility commitment fees	9,637	6,329
Total interest and credit facility expenses	$148,275	$160,246

Average principal debt outstanding	$2,448,302	$2,640,888
Annualized weighted average stated interest rate on borrowings(1)	5.19%	5.44%
Annualized weighted average interest rate on borrowings(2)	6.06%	6.07%
(1)Includes only the stated interest expense.
(2)Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Convertible and Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.

Interest expense was $127,171 and $143,571 for the years ended June 30, 2025 and 2024, respectively. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) was 5.19% and 5.44% for the years ended June 30, 2025 and 2024, respectively. The decrease is primarily due to a decrease in the average Revolving Credit Facility outstanding and a decrease in SOFR rates, the maturity of the 2025 Convertible Notes, and the extinguishment of the Original 2026 notes. The decrease is partially offset by an increase in the average outstanding balance and stated interest rates for Prospect Capital InterNotes®. The weighted average interest rate on borrowings was 6.06% and 6.07% for the years ended June 30, 2025 and 2024, respectively. The decrease is primarily due to the maturity of the 2025 Convertible Notes, a decrease in the average Revolving Credit Facility outstanding, and the extinguishment of the Original 2026 notes. The decrease is partially offset by an increase in the average outstanding balance and stated interest rates for Prospect Capital InterNotes® and an increase in commitment fees on the Revolving Credit Facility.
The allocation of net overhead expense from Prospect Administration was $22,257 and $25,781 for the years ended June 30, 2025 and 2024, respectively. Prospect Administration received estimated payments of $3,524 and $4,435 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal and tax services during the years ended June 30, 2025 and 2024, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration.
Had Prospect Administration not received these payments during the years ended June 30, 2025 and 2024, Prospect Administration’s charges for its administrative services during the respective period would have increased by this amount.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration, net of any expense reimbursements, were $23,536 and $18,250 for the years ended June 30, 2025 and June 30, 2024, respectively. The increase was primarily attributable to an increase in legal fees as well as other general and administrative expenses.

Net Realized Gains (Losses)
The following table details net realized gains (losses) from investments for the years ended June 30, 2025 and June 30, 2024:

	Years Ended June 30,
Portfolio Company	2025	2024
NMMB Inc.	$6,366	$1,041
Other transactions, net	671	156
Strategic Materials Holding Corp.	2	(6,793)
Wellful, Inc.	(3,750)	—
STG Distribution, LLC (f/k/a Reception Purchaser, LLC)	(5,511)	—
Research Now Group, LLC and Dynata, LLC (1)	(48,118)	—
Structured Subordinated Notes, net (3)	(432,592)	(159,111)
Wellpath Holdings, Inc.	(33,750)	—
Easy Gardener Products, Inc.	(2,000)	—
Engine Group, Inc.	—	(28,968)
Curo Group Holdings Corp.	—	(42,322)
PGX Holdings, Inc. (2)	—	(181,446)
Net realized gains (losses) from investments	$(518,682)	$(417,443)
(1)Our Research Now Group, LLC and Dynata, LLC Second Lien Term Loan was restructured to 100,000 shares of Common Stock of New Insight Holdings, Inc. and 285,714 Warrants (to purchase shares of Common Stock of New Insight Holdings, Inc.) during the year ended June 30, 2025. A portion of the cost basis exchanged was written-off for tax purposes and we recorded a realized loss of $48,118 to our investment in Research Now Group, LLC and Dynata, LLC.
(2)The net realized loss during the year ended June 30, 2024 was primarily due to the restructuring of PGX Holdings, Inc. (“PGX”). On September 28, 2023, PGX underwent a corporate restructuring with the new borrower being Credit.com Holdings, LLC. As part of this transaction, our existing First Lien Term Loan was restructured into new debt, resulting in a realized loss of $1,460. Our Second Lien Term Loan was written-off and we recorded a realized loss of $179,986.

(3)During fiscal year 2025, the Company elected to exit its exposure to SSN investments. As a result, the Company ceased new originations in that asset class and initiated a full wind‑down of the portfolio. For the year ended June 30, 2025, the Company recognized realized losses of $432,592 and a change in unrealized gain of $89,170.
Net Realized Gain/Loss from Extinguishment of Debt
During the years ended June 30, 2025 and June 30, 2024, we recorded a net realized gain from extinguishment of debt of $972 and net realized loss from extinguishment of debt of $248, respectively. Refer to Capitalization for additional discussion.
Net Realized Gain/Loss from Redemptions of Preferred Stock
During the year ended June 30, 2025, we recorded a net realized loss of $15,079 from the accretion to redemption value of redeemable securities. During the year ended June 30, 2024, we recorded a net realized loss of $12,156 from the accretion to redemption value of redeemable securities.
During the year ended June 30, 2025, we recorded a net realized loss of $2,023 from the conversions of preferred stock to common, and a gain of $86 from the redemptions of preferred stock to cash, resulting in a net realized loss of $1,937. During the year ended June 30, 2024 we recorded a realized loss of $5,173 from a preferred stock tender offer, preferred stock repurchases, and conversions of preferred stock to common stock. Refer to Financial Condition, Liquidity, and Capital Resources for additional discussion.
Change in Unrealized Gains (Losses)
The following table details net change in unrealized gains (losses) for our portfolio for the years ended June 30, 2025 and June 30, 2024, respectively:

	Years Ended June 30,
	2025	2024
Control investments	$(300,131)	$8,959
Affiliate investments	8,847	4,933
Non-control/non-affiliate investments	230	246,797
Net change in unrealized gains (losses)	$(291,054)	$260,689

The following table reflects net change in unrealized gains (losses) on investments for the year ended June 30, 2025:

Net Change in Unrealized Gains (Losses)
First Tower Finance Company LLC	$127,411
Subordinated Structured Notes, net (2)	89,170
Research Now Group, LLC and Dynata, LLC (1)	45,805
Valley Electric Company, Inc.	34,872
Recovery Solutions Parent, LLC	31,375
New WPCC Parent, LLC.	16,066
Shoes West, LLC (d/b/a Taos Footwear)	15,555
Universal Turbine Parts, LLC	14,768
Wellpath Holdings, Inc.	14,113
Druid City Infusion, LLC	11,438
RGIS Services, LLC	8,847
Reception Purchaser, LLC	7,983
United Sporting Companies, Inc.	6,152
Other investments, net	1,709
Rising Tide Holdings, Inc.	(6,192)
R-V Industries, Inc.	(6,825)
Credit Central Loan Company, LLC	(8,443)
USES Corp.	(9,809)
Pacific World Corporation	(12,410)
Nationwide Loan Company LLC	(12,866)
CP Energy Services Inc.	(13,492)
Medical Solutions Holdings, Inc.	(16,368)
STG Distribution, LLC (f/k/a Reception Purchaser, LLC)	(20,397)
Redstone Holdco 2 LP	(21,912)
NMMB, Inc.	(22,058)
Belnick, LLC (d/b/a The Ubique Group)	(36,784)
Credit.com Holdings, LLC	(43,330)
Aventiv Technologies, LLC	(48,084)
Town & Country Holdings, Inc.	(69,940)
InterDent, Inc.	(157,581)
National Property REIT Corp.	(209,827)
Net change in unrealized gains (losses)	$(291,054)
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
(2)During fiscal year 2025, the Company elected to exit its exposure to SSN investments. As a result, the Company ceased new originations in that asset class and initiated a full wind‑down of the portfolio. For the year ended June 30, 2025, the Company recognized realized losses of $432,592 and a change in unrealized gain of $89,170.

The following table reflects net change in unrealized gains (losses) on investments for the year ended June 30, 2024:

Net Change in Unrealized Gains (Losses)
PGX Holdings, Inc. (1)	$179,986
Valley Electric Company, Inc.	145,872
Subordinated Structured Notes, net	109,757
Curo Group Holdings, Corp. (2)	29,985
Engine Group, Inc.(3)	29,090
Universal Turbine Parts, LLC	20,551
R-V Industries, Inc.	17,194
Other investments, net	16,778
MITY, Inc.	12,255
Discovery Point Retreat, LLC	7,563
BCPE North Star US Holdco 2, Inc.	6,477
Rising Tide Holdings, Inc.	(7,405)
Reception Purchaser, LLC	(8,734)
Medical Solutions Holdings, Inc.	(9,492)
Securus Technologies Holdings, Inc.	(10,344)
CCS-CMGC Holdings, Inc.	(10,998)
Nationwide Loan Company LLC	(14,382)
InterDent, Inc.	(17,333)
Credit.com Holdings, LLC	(17,596)
First Tower Finance Company LLC	(21,520)
Town & Country Holdings, Inc.	(22,740)
CP Energy Services, Inc.	(23,692)
Research Now Group, LLC and Dynata, LLC	(42,071)
National Property REIT Corp.	(108,512)
Net change in unrealized gains (losses)	$260,689
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
Financial Condition, Liquidity and Capital Resources
For the years ended June 30, 2025 and June 30, 2024, our operating activities provided $523,171 and provided $279,983 of cash, respectively. The $243,188 increase is primarily driven by a $530,700 increase in repayments, offset by a $12,816 decrease in net reductions to Subordinated Structured Notes and related costs, a $178,041 decrease in originations, and a $32,542 increase in due from broker, for the year ended June 30, 2025 compared to the year ended June 30, 2024. There were no investing activities for the years ended June 30, 2025 and June 30, 2024. Financing activities used $558,255 and used $289,757 of cash during the year ended June 30, 2025 and June 30, 2024, respectively, which included dividend payments and distributions to common and preferred stockholders of $332,392 and $360,288, respectively. The $268,498 decrease is primarily driven by a $125,522 decrease in issuance of preferred stock and a $193,553 decrease in net debt issuances, for the year ended June 30, 2025 compared to the year ended June 30, 2024.

Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, to repay outstanding borrowings and to make cash distributions to our stockholders.

Our primary sources of funds have historically been issuances of debt and common equity, and beginning with our year ended June 30, 2021, issuances of preferred equity. We have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the year ended June 30, 2025, we borrowed $2,060,300 and we made repayments totaling $1,998,774 under the Revolving Credit Facility. As of June 30, 2025, our outstanding balance on the Revolving Credit Facility was $856,322. As of June 30, 2025, we had, net of unamortized discount and debt issuance costs, $593,444 outstanding on the Public Notes and $638,545 outstanding on the Prospect Capital InterNotes® (See “Capitalization” above).
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of June 30, 2025 and June 30, 2024, we had $40,707 and $34,771, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies, of which $15,900 and $2,215 are considered at the Company’s sole discretion. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of June 30, 2025 and June 30, 2024, as they were all floating rate instruments that repriced frequently.
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
In connection with the offerings of the 5.50% Preferred Stock, the 6.50% Preferred Stock, the Floating Rate Preferred Stock, and the 7.50% Preferred Stock, we adopted and amended, respectively, a preferred stock dividend reinvestment plan (the “Preferred Stock Plan” or the “Preferred Stock DRIP”), pursuant to which (i) holders of the Floating Rate Preferred Stock and the 7.50% Preferred Stock will have dividends on their Floating Rate Preferred Stock and 7.50% Preferred Stock reinvested in additional shares of such Floating Rate Preferred Stock and 7.50% Preferred Stock at a price per share of $25.00, and (ii) holders of the 5.50% Preferred Stock and the 6.50% Preferred Stock will have dividends on their 5.50% Preferred Stock and 6.50% Preferred Stock automatically reinvested in additional shares of such 5.50% Preferred Stock and 6.50% Preferred Stock, at a price per share of $23.75 (95% of the stated value of $25.00 per share), if they elect.

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
During the year ended June 30, 2025, we did not repurchase shares of Series A Preferred Stock.

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
During the year ended June 30, 2025, we exchanged an aggregate of 195,938 Series M1 Preferred Stock for an aggregate of 10,842, 142,054, and 43,040 newly-issued Series M3 Preferred Stock, Series M4 Preferred Stock, and Series M5 Preferred Stock, respectively. Additionally, during the year ended June 30, 2025, we exchanged an aggregate of 294,040 Series M3 Preferred Stock for an aggregate of 266,878 and 27,160 newly-issued Series M4 Preferred Stock and newly-issued Series M5 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act.
The Series M3 Preferred Stock, Series M4 Preferred Stock and Series M5 Preferred Stock issued in the exchanges were issued in each case to an existing security holder of the Company exclusively in exchange for such holder’s securities. No commission or other remuneration was paid or given for soliciting the exchange. Stockholders who exchange Series M1 Preferred Stock for Series M3 Preferred Stock or Series M4 Preferred Stock or Series M3 Preferred Stock for Series M4 Preferred Stock or Series M5 Preferred Stock will receive unpaid dividends on their Series M1 Preferred Stock or Series M3 Preferred Stock accrued to, but not including, the Exchange Exercise Date, plus any fractional amount of a Series M1 Preferred Stock or Series M3 Preferred Stock exchanged multiplied by $25.00 in cash. Upon settlement, the carrying amount (including any premiums or discounts and a proportional amount of any issuance costs) of the Series M1 Preferred Stock or Series M3 Preferred Stock are reclassified to Series M3 Preferred Stock, Series M4 Preferred Stock or Series M5 Preferred Stock, respectively, with no gain or loss recognized.
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
For so long as the Series A Preferred Stock, the Floating Rate Preferred Stock, or 7.50% Preferred Stock are outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, if dividends on the Preferred Stock have accumulated and been unpaid for a period of two years, a possibility of redemption outside of the Company’s control exists and, in accordance with ASC 480, we have presented our 5.50% Preferred Stock, 6.50% Preferred Stock, and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of June 30, 2025 and June 30, 2024.
The Floating Rate Preferred Stock and 7.50% Preferred Stock are redeemable at the election of the holder at any time; therefore, is probable of redemption outside of the Company’s control. As a result, the Floating Rate Preferred Stock and 7.50% Preferred Stock are classified within temporary equity on our Consolidated Statement of Assets and Liabilities as of June 30, 2025 and are accreted to redemption value upon issuance. Accretion to redemption value is treated as an adjustment to net increase (decrease) in net assets resulting from operations applicable to common stockholders on our Consolidated Statement of Operations.
We determined the estimated value as of June 30, 2025 of our 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock, and 7.50% Preferred Stock was a $25.00 stated value per share. We engaged a third-party valuation service to assist in our determination based on the calculation resulting from the total equity on our Consolidated Statements of Assets and Liabilities in our Annual Report on Form 10-K for the year ended June 30, 2025 (the “Form 10-K”), which was prepared in accordance with U.S. generally accepted accounting principles in the United States of America, adjusted for the fair value of our investments (i.e. from our Consolidated Schedule of Investments) and total liabilities, divided by the number of shares of our Preferred Stock outstanding. Based on this methodology and because the result from the calculation above is greater than the $25.00 per share stated value of our 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock, and 7.50% Preferred Stock, the estimated value of our 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock, and 7.50% Preferred Stock as of June 30, 2025 is $25.00 per share.
Common Stock
Our common stockholders’ equity accounts as of June 30, 2025 and June 30, 2024 reflect cumulative shares issued, net of shares previously repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemptions Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.

We did not repurchase any shares of our common stock under the Repurchase Program for the years ended June 30, 2025 and June 30, 2024. As of June 30, 2025, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
On June 17, 2025, at a special meeting of stockholders, our stockholders authorized us to sell shares of our common stock (during the next 12 months) at a price or prices below our net asset value per share at the time of sale in one or more offerings, subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of its outstanding common stock immediately prior to such sale).
Recent Developments
On August 26, 2025, we announced the declaration of monthly dividends for our for 7.50% Preferred Stock holders of record on the following dates based on an annualized rate equal to 7.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in November as a result), as follows:

Monthly Cash 7.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
September 2025	9/18/2025	10/1/2025	$0.156250
October 2025	10/22/2025	11/3/2025	$0.156250
November 2025	11/19/2025	12/1/2025	$0.156250
On August 26, 2025, we announced the declaration of monthly dividends for our Floating Rate Preferred Stock for holders of record on the following dates based on an annualized rate equal to 6.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in November as a result), authorized on August 22, 2025, as follows:

Monthly Cash Floating Rate Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
September 2025	9/18/2025	10/1/2025	$0.135417
October 2025	10/22/2025	11/3/2025	$0.135417
November 2025	11/19/2025	12/1/2025	$0.135417
On August 26, 2025, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in November as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
September 2025	9/18/2025	10/1/2025	$0.114583
October 2025	10/22/2025	11/3/2025	$0.114583
November 2025	11/19/2025	12/1/2025	$0.114583
On August 26, 2025, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 6.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in November as a result), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
September 2025	9/18/2025	10/1/2025	$0.135417
October 2025	10/22/2025	11/3/2025	$0.135417
November 2025	11/19/2025	12/1/2025	$0.135417

On August 26, 2025, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in November as a result), as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
August 2025 - October 2025	10/22/2025	11/3/2025	$0.334375
On August 26, 2025, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
September 2025	9/26/2025	10/22/2025	$0.0450
October 2025	10/29/2025	11/18/2025	$0.0450

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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. All of our investments carried at fair value are classified as Level 2 or Level 3 as of June 30, 2025 and June 30, 2024, with a significant portion of our investments classified as Level 3.
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
Our investments that are classified as Level 3 are primarily valued utilizing a discounted cash flow, enterprise value (“EV”) waterfall, asset recovery analysis, deficiency claims analysis, or an option pricing model. The discounted cash flow converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The fair value measurement is based on the net present value indicated by current market expectations about those future amounts. Under the EV waterfall, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market (multiples) valuation approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent merger and acquisitions transactions, and/or a discounted cash flow . The asset recovery analysis is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The deficiency claim analysis approximates the potential recoveries from claims after liquidation. The option pricing model considers the optionality of certain equity positions when there is a limitation to exit or effectuate a sale. The model utilizes the underlying price, the strike or exercise price, interest rate, volatility, and time to expiration date.
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
At June 30, 2025, $3,623,701, $2,909,659, $27,014, $24,557, and $6,500 of our total investments were valued using the discounted cash flow, enterprise value waterfall, option pricing model, asset recovery analysis, and deficiency claims analysis, respectively, compared to $4,798,675, $2,846,887, $0, $22,940, and $0, respectively, at June 30, 2024.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and equity price risk. Uncertainty with respect to the economic effects of heightened interest rates in response to inflation, ongoing conflict between Russia and Ukraine and the Middle East and the ongoing geopolitical uncertainty has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. Concerning these risks and their potential impact on our business and our operating results, see Part I, Item 1A. Risk Factors, “Risks Relating to our Business.”
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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the SOFR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a SOFR floor. Our loans typically have durations of one, three or six months after which they reset to current market interest rates. As of June 30, 2025, 76.77% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility that is based on floating SOFR rates. Interest on borrowings under the revolving credit facility is one-month SOFR plus 205 basis points with no minimum SOFR floor and there is $856,322 outstanding as of June 30, 2025. Dividends for the Floating Rate Preferred Stock are equal to one-month Term SOFR (which will reset upon each dividend declaration by the Board of Directors) plus 2.00%, subject to a minimum and maximum annualized dividend rate of 6.50% and 8.00%, respectively. There are 9,190,825 shares of the Floating Rate Preferred Stock outstanding as of June 30, 2025. See Note 9. Equity Offerings, Offering Expenses, and Distributions for further discussion on our Floating Rate Preferred Stock. The Convertible Notes, Public Notes, Prospect Capital InterNotes® and remaining Preferred Stock bear interest at fixed rates.
The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in Subordinated Structured Notes) to our loan portfolio and outstanding debt as of June 30, 2025, assuming no changes in our investment and borrowing structure:

Basis Point Change (in thousands)	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income(1)
Up 300 basis points	$98,220	$25,690	$72,530
Up 200 basis points	65,095	17,126	47,969
Up 100 basis points	32,078	8,563	23,515
Down 100 basis points	(32,867)	(8,563)	(24,304)
Down 200 basis points	(59,655)	(17,126)	(42,529)
Down 300 basis points	(82,011)	(25,690)	(56,321)
(1) Excludes the impact of income incentive fee and does not reflect dividends paid on preferred stock, including the preferred stock that pay dividends based on a floating rate, since those dividends do not reduce net investment income on our Consolidated Statement of Operations. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees..
As of June 30, 2025, the one and three month SOFR were 4.32% and 4.29%, respectively. As of June 30, 2025 the PRIME rate was 7.50%.
We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the year ended June 30, 2025, we did not engage in hedging activities.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Prospect Capital Corporation
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of Prospect Capital Corporation (the "Company"), including the consolidated schedules of investments, as of June 30, 2025 and 2024, the related consolidated statements of operations, cash flows, changes in net assets and the financial highlights for the years then ended, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations, changes in net assets, cash flows, and the financial highlights for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2025 expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion
These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of June 30, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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
The Company held certain portfolio investments, classified as Level 3 investments, including First and Second Lien debt,
Unsecured debt and Equity. The Company's determination of fair value for these Level 3 investments involved subjective judgments and estimates including the selection of valuation methodologies and unobservable inputs.

We identified the valuation of Level 3 investments as a critical audit matter given the significant judgments made by the Company to estimate the fair value. This required a high degree of auditor judgment and extensive audit effort, including the need to involve fair value specialists who possess significant valuation experience, to evaluate the appropriateness of the valuation methodologies and the significant unobservable inputs used by the Company in the determination of fair value

How the Critical Audit Matter Was Addressed in the Audit

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
•With the assistance of our fair value specialists, we developed independent fair value estimates and compared our estimates to the Company's concluded values for a selection of Level 3 investments.

•We evaluated management's ability to reasonably estimate fair value by comparing management's historical estimates of fair value to subsequent transactions, taking into account changes in market or investment specific conditions, where applicable.

/s/	DELOITTE & TOUCHE LLP

New York, New York

August 26, 2025

We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Prospect Capital Corporation
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, changes in net assets and temporary equity, and cash flows of Prospect Capital Corporation (the “Company”) for the year ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of it operations, changes in its net assets and temporary equity, and its cash flows for the year ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/	BDO USA, P.C.

We served as the Company’s auditor from 2005 to 2023.

New York, New York
September 8, 2023

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	June 30, 2025	June 30, 2024

Assets
Investments at fair value:
Control investments (amortized cost of $3,416,244 and $3,280,415, respectively)(Note 14)	$3,696,367	$3,872,575
Affiliate investments (amortized cost of $11,735 and $11,594, respectively)	27,057	18,069
Non-control/non-affiliate investments (amortized cost of $3,265,522 and $4,155,165, respectively)	2,950,092	3,827,599
Total investments at fair value (amortized cost of $6,693,501 and $7,447,174, respectively)(Note 3)	6,673,516	7,718,243
Cash and cash equivalents (restricted cash of $4,282 and $3,974, respectively)	50,788	85,872
Receivables for:
Interest, net	25,144	26,936
Other	1,642	1,091
Due from broker	33,393	734
Deferred financing costs on Revolving Credit Facility (Note 4)	18,842	22,975
Prepaid expenses	1,488	1,162
Due from Affiliate (Note 13)	125	79
Total Assets	6,804,938	7,857,092
Liabilities
Revolving Credit Facility (Notes 4 and 8)	856,322	794,796
Public Notes (less unamortized discount and debt issuance costs of $6,556 and $12,433, respectively) (Notes 6 and 8)	593,444	987,567
Prospect Capital InterNotes® (less unamortized debt issuance costs of $8,687 and $7,999, respectively) (Notes 7 and 8)	638,545	496,029
Convertible Notes (less unamortized debt issuance costs of $0 and $649, respectively) (Notes 5 and 8)	—	155,519
Due to Prospect Capital Management (Note 13)	41,757	58,624
Interest payable	15,116	21,294
Dividends payable	28,836	25,804
Due to broker	5,639	10,272
Accrued expenses	3,490	3,591
Due to Prospect Administration (Note 13)	2,602	5,433
Other liabilities	515	242
Total Liabilities	2,186,266	2,559,171
Commitments and Contingencies (Note 3 and Note 15)
Preferred Stock, par value $0.001 per share (847,900,000 and 647,900,000 shares of preferred stock authorized, with 80,000,000 and 80,000,000 as Series A1, 80,000,000 and 80,000,000 as Series M1, 80,000,000 and 80,000,000 as Series M2, 20,000,000 and 20,000,000 as Series AA1, 20,000,000 and 20,000,000 as Series MM1, 1,000,000 and 1,000,000 as Series A2, 6,900,000 and 6,900,000 as Series A, 80,000,000 and 80,000,000 as Series A3, 80,000,000 and 80,000,000 as Series M3, 90,000,000 and 80,000,000 as Series A4, 90,000,000 and 80,000,000 as Series M4, 20,000,000 and 20,000,000 as Series AA2, 20,000,000 and 20,000,000 as Series MM2, 90,000,000 and 0 as Series A5, and 90,000,000 and 0 as Series M5, each as of June 30, 2025 and June 30, 2024; 26,763,091 and 28,932,457 Series A1 shares issued and outstanding, 1,122,110 and 1,788,851 Series M1 shares issued and outstanding, 0 and 0 Series M2 shares issued and outstanding, 0 and 0 Series AA1 shares issued and outstanding, 0 and 0 Series MM1 shares issued and outstanding, 163,000 and 164,000 Series A2 shares issued and outstanding, 5,251,157 and 5,251,157 Series A shares issued and outstanding, 24,081,697 and 24,810,648 Series A3 shares issued and outstanding, 2,281,053 and 3,351,101 Series M3 shares issued and outstanding, 2,209,528 and 1,401,747 Series M4 shares issued and outstanding, 6,981,297 and 3,766,166 Series A4 issued and outstanding, 0 and 0 Series AA2 shares issued and outstanding, 0 and 0 Series MM2 shares issued and outstanding, 1,647,217 and 0 Series A5 issued and outstanding, and 415,787 and 0 Series M5 issued and outstanding as of June 30, 2025 and June 30, 2024, respectively) at carrying value plus cumulative accrued and unpaid dividends (Note 9)
	1,629,900	1,586,188
Net Assets Applicable to Common Shares	$2,988,772	$3,711,733
Components of Net Assets Applicable to Common Shares and Net Assets, respectively
Common stock, par value $0.001 per share (1,152,100,000 and 1,352,100,000 common shares authorized; 455,902,826 and 424,846,963 issued and outstanding, respectively) (Note 9)	456	425
Paid-in capital in excess of par (Note 9 and 12)	4,242,196	4,147,587
Distributions in excess of earnings (Note 12)	(1,253,880)	(436,279)
Net Assets Applicable to Common Shares	$2,988,772	$3,711,733
Net Asset Value Per Common Share (Note 16)	$6.56	$8.74
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended June 30,
	2025	2024	2023
Investment Income
Interest income (excluding payment-in-kind (“PIK”) interest income):
Control investments	$226,077	$183,343	$156,177
Affiliate investments	—	—	9,278
Non-control/non-affiliate investments	340,762	410,219	368,577
Structured credit securities	14,017	35,722	94,232
Total interest income (excluding PIK interest income)	580,856	629,284	628,264
PIK interest income:
Control investments	55,230	97,194	100,797
Affiliate investments	—	—	5,756
Non-control/non-affiliate investments	35,023	43,834	25,968
Total PIK Interest Income	90,253	141,028	132,521
Total interest income (Note 2)	671,109	770,312	760,785
Dividend income:
Control investments	8,774	737	3,207
Affiliate investments	681	2,291	1,374
Non-control/non-affiliate investments	9,923	8,925	3,824
Total dividend income	19,378	11,953	8,405
Other income:
Control investments	18,957	68,735	65,224
Affiliate investments	—	—	133
Non-control/non-affiliate investments	9,992	10,662	17,666
Total other income (Note 10)	28,949	79,397	83,023
Total Investment Income	719,436	861,662	852,213
Operating Expenses
Base management fee (Note 13)	145,756	157,001	155,084
Income incentive fee (Note 13)	40,772	80,548	87,435
Interest and credit facility expenses	148,275	160,246	148,204
Allocation of overhead from Prospect Administration (Note 13)	22,257	25,781	20,578
Audit, compliance and tax related fees	4,137	3,717	4,874
Directors’ fees	600	570	525
Other general and administrative expenses	18,799	13,963	14,584
Total Operating Expenses	380,596	441,826	431,284
Net Investment Income	338,840	419,836	420,929
Net Realized and Net Change in Unrealized Gains (Losses) from Investments
Net realized gains (losses)
Control investments	6,378	1,039	(2,512)
Affiliate investments	—	—	16,143
Non-control/non-affiliate investments	(525,060)	(418,482)	(54,677)
Net realized gains (losses)	(518,682)	(417,443)	(41,046)
Net change in unrealized gains (losses)
Control investments	(300,131)	8,959	(122,210)
Affiliate investments	8,847	4,933	(86,440)
Non-control/non-affiliate investments	230	246,797	(272,694)
Net change in unrealized gains (losses)	(291,054)	260,689	(481,344)
Net Realized and Net Change in Unrealized Gains (Losses) from Investments	(809,736)	(156,754)	(522,390)
Net realized gains (losses) on extinguishment of debt	972	(248)	(180)
Net Increase (Decrease) in Net Assets Resulting from Operations	(469,924)	262,834	(101,641)
Preferred Stock dividends	(106,822)	(98,089)	(71,153)
Net gain (loss) on redemptions of Preferred Stock	(1,937)	(5,173)	321
Gain (loss) on Accretion to Redemption Value of Preferred Stock	(15,079)	(12,156)	—
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stockholders	$(593,762)	$147,416	$(172,473)
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended June 30,
	2025	2024	2023
Basic and diluted earnings (loss) per common share (Note 11)
Basic	$(1.35)	$0.36	$(0.43)
Diluted	$(1.35)	$0.34	$(0.43)
Weighted-average shares of common stock outstanding (Note 11)
Basic	440,314,909	412,703,365	398,514,965
Diluted	440,314,909	625,276,736	398,514,965
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS AND TEMPORARY EQUITY
(in thousands, except share and per share data)

	Preferred Stock Classified as Temporary Equity				Common Stock
	Shares		Carrying Value		Shares	Par	Paid-in capital in excess of par	Distributions in excess of earnings	Total Net Assets
Balance as of June 30, 2022	29,607,882		$692,076		393,164,437	$393	$4,050,370	$68,360	$4,119,123
Net Increase in Net Assets Resulting from Operations:
Net investment income								420,929	420,929
Net realized losses								(40,905)	(40,905)
Net change in net unrealized gains								(481,344)	(481,344)
Distributions to Stockholders:
Distributions from earnings (Note 12)								(320,015)	(320,015)
Return of capital to common stockholders (Note 12)							(38,379)		(38,379)
Capital Transactions
Issuance of preferred stock	33,450,286		748,223						—
Repurchase of preferred stock	(37,346)		(900)						—
Value of shares issued through reinvestment of dividends	60,629		1,514		7,474,975	7	50,352		50,359
Conversion of preferred stock to common stock	(979,442)		(22,894)		3,393,837	4	22,890		22,894
Conversion of Convertible Notes to common stock					300		3		3
Net decrease in preferred dividend accrual			(5)						—
Tax reclassifications of net assets (Note 12)							(29)	29	—
Total (decrease) increase for the year ended June 30, 2022	32,494,127		725,938		10,869,112	11	34,837	(421,306)	(386,458)
Balance as of June 30, 2023	62,102,009		$1,418,014		404,033,549	$404	$4,085,207	$(352,946)	$3,732,665
Net Decrease in Net Assets Resulting from Operations:
Net investment income								419,836	419,836
Net realized losses								(435,020)	(435,020)
Net change in net unrealized losses								260,689	260,689
Distributions to Stockholders(1):
Distributions from earnings (Note 12)								(328,243)	(328,243)
Return of capital to common stockholders (Note 12)							(67,479)		(67,479)
Capital Transactions
Issuance of preferred stock	11,311,600		250,775						—
Accretion of preferred stock to redemption value			12,110						—
Repurchase of Preferred Stock	(711,497)		(17,155)						—
Value of shares issued through reinvestment of dividends	143,210		3,417		6,736,142	8	37,391		37,399
Conversion of preferred stock to common stock	(3,379,195)		(80,829)		14,077,272	13	91,873		91,886
Net decrease in preferred dividend accrual			(144)						—
Tax reclassifications of net assets (Note 12)							595	(595)	—
Total (decrease) increase for the year ended June 30, 2023	7,364,118		168,174		20,813,414	21	62,380	(83,333)	(20,932)
Balance as of June 30, 2024	69,466,127		$1,586,188		424,846,963	$425	$4,147,587	$(436,279)	$3,711,733
Net Decrease in Net Assets Resulting from Operations:
Net investment income								338,840	338,840
Net realized losses								(534,726)	(534,726)
Net change in net unrealized losses								(291,054)	(291,054)
Distributions to Stockholders(1):
Distributions from earnings (Note 12)								(360,488)	(360,488)
Return of capital to common stockholders (Note 12)							(10,394)		(10,394)
Capital Transactions
Issuance of preferred stock	5,784,937		128,272						—
Accretion of preferred stock to redemption value			15,079						—
Value of shares issued through reinvestment of dividends	164,116		3,919		7,505,661	7	31,526		31,533
Redemption of Preferred Stock	(91,183)		(2,280)						—
Conversion of preferred stock to common stock	(4,408,060)		(101,258)		23,550,202	24	103,304		103,328
Net decrease in preferred dividend accrual			(20)						—
Tax reclassifications of net assets (Note 12)							(29,827)	29,827	—
Total (decrease) increase for the year ended June 30, 2025	1,449,810	—	43,712	—	31,055,863	31	94,609	(817,601)	(722,961)
Balance as of June 30, 2025	70,915,937		$1,629,900	—	455,902,826	$456	$4,242,196	$(1,253,880)	$2,988,772

(1) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal year. In addition, we have not yet finalized return of capital estimates, if any, for the current tax year ended August 31, 2025. See Note 2 and Note 12 within the accompanying notes to consolidated financial statements for further discussion on tax reclassification of net assets and tax basis components of dividends.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

	Year Ended June 30,
	2025	2024	2023
Operating Activities
Net (decrease) increase in net assets resulting from operations	$(469,924)	$262,834	$(101,641)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains) losses on extinguishment of debt	(972)	248	180
Net realized losses on investments	518,682	417,443	41,046
Net change in unrealized losses (gains) on investments	291,054	(260,689)	481,344
Accretion of premiums, net	(10,528)	(5,844)	(5,283)
Amortization of deferred financing costs	8,530	7,470	6,980
Accretion of original issue discount	2,937	2,876	3,013
Payment-In-Kind interest	(90,253)	(141,028)	(132,521)
Structuring fees	(8,479)	(7,603)	(15,017)
Change in operating assets and liabilities:
Payments for purchases of investments	(793,866)	(615,825)	(928,907)
Proceeds from sale of investments and collection of investment principal	1,060,457	536,830	423,834
Net Reductions to Subordinated Structured Notes and related investment cost	77,660	83,403	13,083
(Increase) decrease in interest receivable, net	1,792	(4,235)	(9,776)
(Increase) decrease in due from broker	(32,659)	(117)	(617)
(Increase) decrease in other receivables	(551)	(40)	(306)
(Increase) decrease in due from Affiliate	(46)	(77)	(2)
(Increase) decrease in prepaid expenses	(326)	(13)	(71)
Increase (decrease) in due to broker	(4,633)	10,178	94
Increase (decrease) in due to Prospect Administration	(2,831)	1,367	1,785
Increase (decrease) in due to Prospect Capital Management	(16,867)	(3,027)	3,551
Increase (decrease) in accrued expenses	(101)	(1,335)	1,617
Increase (decrease) in interest payable	(6,178)	(1,390)	(3,985)
Increase (decrease) in due to Affiliate	—	(161)	161
Increase (decrease) in other liabilities	273	(1,282)	592
Net Cash Provided by Operating Activities	523,171	279,983	(220,846)
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	2,060,300	1,143,500	1,544,600
Principal payments under Revolving Credit Facility (Note 4)	(1,998,774)	(1,363,407)	(1,369,361)
Redemptions of Convertible Notes (Note 5)	(156,168)	—	(60,501)
Redemptions of Public Notes (Note 6)	(207,216)	(81,240)	(284,218)
Repurchase of Public Notes (Note 6)	(190,123)	—	—
Issuances of Prospect Capital InterNotes® (Note 7)	151,592	156,840	17,867
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(8,388)	(10,917)	(7,326)
Financing costs paid and deferred	(3,188)	(13,719)	(8,433)
Proceeds from issuance of preferred stock, net of underwriting costs	131,562	257,084	759,663
Offering costs from issuance of preferred stock	(3,290)	(6,309)	(11,440)
Repurchase of Preferred Stock	—	(11,301)	(580)
Redemptions of Preferred Stock	(2,170)	—	—
Dividends paid and distributions to common and preferred stockholders	(332,392)	(360,288)	(299,143)
Net Cash Provided by (Used in) Financing Activities	(558,255)	(289,757)	281,128
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(35,084)	(9,774)	60,282
Cash, Cash Equivalents and Restricted Cash at beginning of period	85,872	95,646	35,364
Cash, Cash Equivalents and Restricted Cash at End of Period	$50,788	$85,872	$95,646
Supplemental Disclosures
Cash paid for interest	$142,986	$151,290	$142,196
Non-Cash Financing Activities
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

Value of shares issued through reinvestment of dividends	35,452	40,816	51,873
Conversion of preferred stock to common stock	101,258	80,829	—
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025
(in thousands, except share data)

							June 30, 2025
Portfolio Company	Industry(43)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(37)

Belnick, LLC (d/b/a The Ubique Group) (41)	Household Durables	First Lien Term Loan	1/20/2022	13.06% (3M SOFR + 8.50%)	4.00	1/20/2027	$84,852	$84,852	$51,166	1.7%	(8)(36)
		Preferred Class P Units (5,000 units)	5/23/2025	8.50% PIK		N/A		3,400	—	—%	(14)
								88,252	51,166	1.7%
CP Energy Services Inc. (18)	Energy Equipment & Services	First Lien Delayed Draw Term Loan - $10,000 Commitment	12/24/2024	13.56% (3M SOFR + 9.00%)	1.00	4/4/2027	9,769	9,769	8,580	0.3%	(8)(13)(36)
		First Lien Term Loan	10/1/2017	13.56% (3M SOFR + 9.00%)	1.00	4/4/2027	63,003	63,003	55,337	1.9%	(8)(36)
		First Lien Term Loan	4/5/2022	13.56% (3M SOFR + 9.00%)	1.00	4/4/2027	8,191	8,191	7,194	0.2%	(8)(36)
		First Lien Term Loan	1/6/2023	13.56% (3M SOFR + 9.00%)	1.00	4/4/2027	16,223	16,223	14,248	0.5%	(8)(36)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	12.56% PIK (3M SOFR + 8.00%)	1.00	12/31/2025	46,908	46,908	32,863	1.1%	(8)(36)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	12.56% (3M SOFR + 8.00%)	1.00	12/31/2025	4,569	4,569	3,967	0.1%	(8)
		Incremental First Lien Term Loan A to Spartan Energy Services, LLC - $2,500 Commitment	3/25/2025	12.56% (3M SOFR+ 8.00%)	1.00	12/31/2025		—	—	—%	(8)(13)(36)
		Series A Preferred Units to Spartan Energy Holdings, Inc. (10,000 shares)	9/25/2020	15.00%		N/A		26,193	—	—%	(14)
		Series B Redeemable Preferred Stock (790 shares)	10/30/2015	16.00%		N/A		63,225	—	—%	(14)
		Common Stock (102,924 shares)	8/2/2013			N/A		86,240	—	—%	(14)
								324,321	122,189	4.1%
Credit Central Loan Company, LLC (19)	Consumer Finance	First Lien Term Loan	12/28/2012	5.00% plus 5.00% PIK	—	9/15/2027	90,578	90,578	78,736	2.6%	(12)(36)
		Class A Units (14,867,312 units)	12/28/2012			N/A		19,331	—	—%	(12)(14)
		Preferred Class P Shares (14,518,187 units)	7/1/2022	12.75% PIK		N/A		11,520	—	—%	(12)(14)
		Net Revenues Interest (25% of Net Revenues)	1/28/2015			N/A		—	—	—%	(12)(14)
								121,429	78,736	2.6%
Echelon Transportation, LLC	Trading Companies & Distributors	First Lien Term Loan	3/31/2014	6.00%	—	12/7/2026	54,739	54,739	54,739	1.8%
		Membership Interest (19,157,851 units)	3/31/2014			N/A		22,738	—	—%	(14)
		Preferred Units (47,074,638 units)	1/31/2022	12.75%		N/A		32,843	10,914	0.4%	(14)
								110,320	65,653	2.2%
First Tower Finance Company LLC (21)	Consumer Finance	First Lien Term Loan to First Tower, LLC	6/24/2014	10.00% plus 5.00% PIK	—	12/18/2027	452,172	452,172	452,172	15.1%	(12)(36)
		Class A Units (95,709,910 units)	6/14/2012			N/A		31,146	308,346	10.3%	(12)(14)
								483,318	760,518	25.4%
Freedom Marine Solutions, LLC (22)	Marine Transport	Membership Interest (100%)	11/9/2006			N/A		47,117	11,660	0.4%	(14)
								47,117	11,660	0.4%
InterDent, Inc.	Health Care Providers & Services	First Lien Delayed Draw Term Loan B - $26,000 Commitment	9/30/2024	5.00% plus 7.00% PIK	—	9/5/2027	17,355	17,355	16,619	0.6%	(13)(36)
		First Lien Term Loan A/B	8/1/2018	19.09% (1M SOFR + 14.65%)	2.00	9/5/2027	14,249	14,249	14,249	0.5%	(3)(8)
		First Lien Term Loan A	8/3/2012	9.94% (1M SOFR + 5.50%)	1.00	9/5/2027	95,823	95,823	95,823	3.2%	(3)(8)
		First Lien Term Loan B	8/3/2012	5.00% plus 7.00% PIK	—	9/5/2027	221,480	221,480	212,090	7.1%	(36)
		Common Stock ( 99,900 shares)	5/3/2019			N/A		45,118	—	—%	(14)
								394,025	338,781	11.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)
(in thousands, except share data)

							June 30, 2025
Portfolio Company	Industry(43)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(37)

Kickapoo Ranch Pet Resort	Diversified Consumer Services	First Lien Term Loan	1/11/2024	11.80% (3M SOFR + 7.50%)	3.00	1/10/2029	$700	$700	$700	—%	(8)
		Membership Interest (100%)	8/26/2019			N/A		2,378	3,217	0.1%	(14)
								3,078	3,917	0.1%
MITY, Inc. (23)	Commercial Services & Supplies	First Lien Term Loan A	9/19/2013	13.58% (3M SOFR + 9.02%)	3.00	11/30/2027	51,489	51,489	51,489	1.7%	(3)(8)
		First Lien Term Loan B	6/23/2014	11.56% (3M SOFR + 7.00%) plus 10.00% PIK	3.00	11/30/2027	8,274	8,274	8,274	0.3%	(8)(36)
		Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%	—	1/1/2028	5,417	7,200	5,403	0.2%	(12)
		Common Stock (42,053 shares)	9/19/2013			N/A		27,349	29,252	1.0%	(14)
								94,312	94,418	3.2%
National Property REIT Corp. (24)	Residential Real Estate Investment Trusts (REITs) / Consumer Finance / Structured Finance	First Lien Term Loan A	12/31/2018	4.25% (3M SOFR + 0.25%) plus 2.00% PIK	3.75	3/31/2026	671,540	671,540	671,540	22.4%	(8)(36)(33)
		First Lien Term Loan D	6/19/2020	4.25% (3M SOFR + 0.25%) plus 2.00% PIK	3.75	3/31/2026	178,425	178,425	178,425	6.0%	(8)(36)(33)
		First Lien Term Loan E	11/14/2022	7.00% (3M SOFR + 1.50%) plus 7.00% PIK	5.50	3/31/2026	52,652	52,652	52,652	1.8%	(8)(36)(33)
		Residual Profit Interest	12/31/2018			N/A		—	32,206	1.1%	(33)
		Common Stock (3,374,914 shares)	12/31/2013			N/A		20,030	366,149	12.3%	(14)(40)
								922,647	1,300,972	43.6%
Nationwide Loan Company LLC (25)	Consumer Finance	First Lien Delayed Draw Term Loan A - $7,350 Commitment	5/15/2024	10.00%	—	5/15/2029	5,862	5,862	5,862	0.2%	(12)(13)(36)
		First Lien Delayed Draw Term Loan B - $8,000 Commitment	12/23/2024	10.00%	—	5/15/2029	4,101	4,101	4,101	0.1%	(12)(13)(36)
		Class A Units (925,796,475 units)	1/31/2013			N/A		49,936	26,817	0.9%	(12)(14)
								59,899	36,780	1.2%
NMMB, Inc. (26)	Media	First Lien Term Loan	12/30/2019	13.06% (3M SOFR + 8.50%)	2.00	3/31/2027	29,723	29,723	29,723	1.0%	(3)(8)
		Common Stock (21,418 shares)	12/30/2019			N/A		—	42,484	1.4%	(14)
								29,723	72,207	2.4%
Pacific World Corporation (34)	Personal Care Products	First Lien Term Loan A	12/31/2014	8.58% PIK (1M SOFR + 4.25%)	1.00	3/26/2029	114,318	114,318	107,970	3.6%	(8)(36)
		Convertible Preferred Equity (685,164 shares)	6/15/2018	12.00% PIK		N/A		221,795	—	—%	(14)
		Common Stock (6,778,414 shares)	9/29/2017			N/A		—	—	—%	(14)
								336,113	107,970	3.6%
QC Holdings TopCo, LLC (17)	Consumer Finance	Second Lien Term Loan	6/30/2025	24.00% (3M SOFR+ 19.00%)	5.00	7/1/2030	54,997	54,997	54,997	1.9%	(8)(12)
		Class A Units (222,886 units)	6/30/2025			N/A		22,289	22,289	0.7%	(12)(14)
								77,286	77,286	2.6%
R-V Industries, Inc.	Machinery	First Lien Term Loan	12/15/2020	13.56% (3M SOFR + 9.00%)	1.00	12/15/2028	37,322	37,322	37,322	1.3%	(3)(8)(36)
		First Lien Term Loan	12/20/2024	7.80% (3M SOFR + 3.50%)	4.00	12/15/2028	10,000	10,000	10,000	0.3%	(3)(8)
		Common Stock (745,107 shares)	6/26/2007			N/A		6,866	58,255	1.9%
								54,188	105,577	3.5%
Universal Turbine Parts, LLC (32)	Aerospace & Defense	First Lien Delayed Draw Term Loan - $6,965 Commitment	2/28/2019	12.31% (3M SOFR + 7.75%)	1.00	2/29/2028	6,503	6,503	6,503	0.2%	(8)(13)
		First Lien Term Loan A	7/22/2016	10.31% (3M SOFR + 5.75%)	1.00	2/29/2028	29,575	29,575	29,575	1.0%	(3)(8)
		First Lien Term Loan A	1/21/2025	12.31% (3M SOFR+ 7.75%)	2.50	2/29/2028	4,000	4,000	4,000	0.1%	(3)(8)
		First Lien Term Loan A	2/28/2025	12.31% (3M SOFR+ 7.75%)	2.50	2/29/2028	14,950	14,950	14,950	0.5%	(3)(8)
		Preferred Units (80,539,543 units)	3/31/2021	12.75% PIK		N/A		32,500	47,700	1.6%	(14)
		Common Stock (10,000 units)	12/10/2018			N/A		—	—	—%	(14)
								87,528	102,728	3.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)
(in thousands, except share data)

							June 30, 2025
Portfolio Company	Industry(43)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(37)

USES Corp. (28)	Commercial Services & Supplies	First Lien Term Loan	12/30/2020	13.59% (1M SOFR + 9.00%)	1.00	8/15/2026	$2,000	$2,000	$1,412	—%	(8)
		First Lien Equipment Term Loan	8/3/2022	13.59% (1M SOFR + 9.00%)	1.00	8/15/2026	18,557	18,557	13,106	0.4%	(8)(36)
		First Lien Term Loan A	3/31/2014	9.00% PIK	—	8/15/2026	79,306	30,651	—	0.1%	(7)
		First Lien Term Loan B	3/31/2014	15.50% PIK	—	8/15/2026	144,749	35,568	—	—%	(7)
		Common Stock (268,962 shares)	6/15/2016			N/A		—	—	—%	(14)
								86,776	14,518	0.5%
Valley Electric Company, Inc. (29)	Construction & Engineering	First Lien Term Loan to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	9.56% (3M SOFR + 5.00%) plus 2.50% PIK	3.00	6/30/2026	10,452	10,452	10,452	0.4%	(3)(8)(36)
		First Lien Term Loan	6/24/2014	8.00% plus 10.00% PIK	—	4/30/2028	38,630	38,630	38,630	1.3%	(3)(36)
		First Lien Term Loan B	3/28/2022	7.00% plus 5.50% PIK	—	4/30/2028	34,777	34,777	34,777	1.2%	(3)(36)
		Consolidated Revenue Interest (2.00%)	6/22/2018			N/A		—	1,397	—%	(10)
		Common Stock (50,000 shares)	12/31/2012			N/A		12,053	266,035	8.9%	(14)
								95,912	351,291	11.8%
Total Control Investments								$3,416,244	$3,696,367	123.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)
(in thousands, except share data)

							June 30, 2025
Portfolio Company	Industry(43)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Affiliate Investments (5.00% to 25.00% voting control)(38)

Nixon, Inc. (30)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)	5/12/2017			N/A		$—	$—	—%	(14)
								—	—	—%
RGIS Services, LLC	Commercial Services & Supplies	Membership Interest (6,038,744 units)	6/25/2020			N/A		11,735	27,057	0.9%
								11,735	27,057	0.9%
Total Affiliate Investments								$11,735	$27,057	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)
(in thousands, except share data)

							June 30, 2025
Portfolio Company	Industry(43)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan	9/21/2018	15.25% (PRIME + 7.75%)	—	10/1/2026	$32,133	$32,083	$32,133	1.1%
								32,083	32,133	1.1%
Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	Residual Interest, current yield 0.00%	—	4/21/2031	48,515	8,810	8,719	0.3%	(5)(12)(15)
								8,810	8,719	0.3%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	Residual Interest, current yield 0.00%	—	4/21/2031	35,855	16,700	12,301	0.4%	(5)(12)(15)
								16,700	12,301	0.4%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	First Lien Term Loan	2/21/2013	13.30% (3M SOFR + 8.75%)	2.00	5/15/2026	56,574	56,574	56,574	1.9%	(3)(8)
								56,574	56,574	1.9%
Aventiv Technologies, LLC	Diversified Telecommunication Services	Second Out Super Priority First Lien Term Loan	4/24/2025	14.52% (3M SOFR+ 10.00%)	1.00	3/25/2026	43,663	42,280	43,663	1.5%	(8)(44)
		Second Out Super Priority First Lien Term Loan	12/23/2024	14.59% (3M SOFR+ 10.00%)	1.00	3/25/2026	3,053	2,951	3,053	0.1%	(8)(44)
		Second Out Super Priority First Lien Term Loan	4/2/2024	12.06% (3M SOFR + 7.50%)	1.00	3/25/2026	722	722	722	—%	(8)(36)(44)
		Third Out Super Priority First Lien Term Loan	3/28/2024	9.65% (3M SOFR + 5.09%)	1.00	3/25/2026	27,374	27,954	19,550	0.7%	(8)(36)(42)(44)
		Super Priority Second Lien Term Loan	3/28/2024	13.61% (3M SOFR + 9.05%)	1.00	3/25/2026	147,741	59,071	7,387	0.2%	(7)(8)
								132,978	74,375	2.5%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	Residual Interest, current yield 0.00%	—	7/20/2029	82,809	—	3,071	0.1%	(5)(12)(15)
								—	3,071	0.1%
Barracuda Parent, LLC	IT Services	Second Lien Term Loan	8/15/2022	11.28% (3M SOFR + 7.00%)	0.50	8/15/2030	20,000	19,619	16,189	0.5%	(8)
								19,619	16,189	0.5%
BCPE North Star US Holdco 2, Inc.	Food Products	Second Lien Term Loan	6/7/2021	11.69% (1M SOFR + 7.25%)	0.75	6/8/2029	100,000	99,570	98,762	3.3%	(3)(8)
								99,570	98,762	3.3%
BCPE Osprey Buyer, Inc.	Health Care Technology	First Lien Revolving Line of Credit - $4,239 Commitment	10/18/2021	10.19% (1M SOFR + 5.75%)	0.75	8/21/2026	2,120	2,120	2,120	—%	(8)(13)
		First Lien Term Loan	10/18/2021	10.19% (1M SOFR + 5.75%)	0.75	8/23/2028	4,621	4,587	4,621	0.2%	(3)(8)(13)
		First Lien Term Loan	10/18/2021	10.34% (3M SOFR + 5.75%)	0.75	8/23/2028	62,725	62,725	62,725	2.1%	(3)(8)
								69,432	69,466	2.3%
Burgess Point Purchaser Corporation	Automobile Components	Second Lien Term Loan	7/25/2022	13.38% (3M SOFR + 9.00%)	0.75	7/25/2030	30,000	30,000	26,515	0.9%	(3)(8)
								30,000	26,515	0.9%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan	11/12/2020	12.93% (1M SOFR + 8.50%)	1.00	11/12/2030	8,500	8,366	8,500	0.3%	(3)(8)
								8,366	8,500	0.3%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield 0.00%	—	7/29/2030	49,552	—	96	—%	(5)(12)(15)
								—	96	—%
Collections Acquisition Company, Inc.	Financial Services	First Lien Term Loan	12/3/2019	12.21% (3M SOFR + 7.65%)	2.50	6/3/2027	44,537	44,537	44,537	1.5%	(3)(8)
								44,537	44,537	1.5%
Credit.com Holdings, LLC	Diversified Consumer Services	First Lien Term Loan A	9/28/2023	15.56% (3M SOFR + 11.00%)	1.50	9/28/2028	38,964	38,964	36,782	1.2%	(8)(36)
		First Lien Term Loan B	9/28/2023	16.56% (3M SOFR + 12.00%)	1.50	9/28/2028	67,398	62,114	3,370	0.1%	(7)(8)
		Class B of PGX TopCo II LLC (999 Non-Voting Units)	9/28/2023			N/A		—	—	—%	(14)(48)
								101,078	40,152	1.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)
(in thousands, except share data)

							June 30, 2025
Portfolio Company	Industry(43)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Discovery Point Retreat, LLC (6)	Health Care Providers & Services	First Lien Term Loan	6/14/2024	12.31% (3M SOFR + 7.75%)	3.25	6/14/2029	$20,445	$20,445	$20,445	0.6%	(3)(8)
		Series A Preferred Stock of Discovery MSO HoldCo LLC - 8,395 Units	6/14/2024	8.00% PIK		N/A		7,950	10,897	0.4%	(14)
								28,395	31,342	1.0%
DRI Holding Inc.	Commercial Services & Supplies	First Lien Term Loan	12/21/2021	9.68% (1M SOFR + 5.25%)	0.50	12/21/2028	$33,217	$32,507	$33,192	1.1%	(3)(8)
		Second Lien Term Loan	12/21/2021	12.43% (1M SOFR + 8.00%)	0.50	12/21/2029	145,000	145,000	145,000	4.9%	(3)(8)
								177,507	178,192	6.0%
Druid City Infusion, LLC	Pharmaceuticals	First Lien Term Loan	9/30/2024	11.80% (3M SOFR + 7.50%)	3.00	10/4/2029	49,630	49,630	49,630	1.7%	(3)(8)
		First Lien Convertible Note to Druid City Intermediate, Inc.	9/30/2024	6.00% plus 2.00% PIK	—	10/4/2033	19,235	19,235	30,673	1.0%	(3)(36)(48)
								68,865	80,303	2.7%
Dukes Root Control Inc.	Commercial Services & Supplies	First Lien Revolving Line of Credit - $4,464 Commitment	12/8/2022	10.98% (3M SOFR + 6.50%)	1.00	12/8/2028	1,393	1,427	1,393	—%	(8)(13)
		First Lien Term Loan	12/8/2022	10.96% (3M SOFR + 6.50%)	1.00	12/8/2028	3,206	3,196	3,206	0.1%	(3)(8)(13)(46)
		First Lien Term Loan	12/8/2022	10.98% (3M SOFR + 6.50%)	1.00	12/8/2028	35,692	35,966	35,692	1.2%	(3)(8)
								40,589	40,291	1.3%
Emerge Intermediate, Inc. (45)	Pharmaceuticals	First Lien Term Loan	2/26/2024	6.00% plus 4.50% PIK	—	8/31/2027	57,053	57,053	53,273	1.8%	(3)(36)
								57,053	53,273	1.8%
Enseo Acquisition, Inc.	Media	First Lien Term Loan	6/2/2021	13.06% (3M SOFR + 8.50%)	2.00	12/31/2027	49,642	49,642	49,642	1.7%	(3)(8)
								49,642	49,642	1.7%
Eze Castle Integration, Inc.	Software	First Lien Delayed Draw Term Loan - $8,036 Commitment	7/15/2020	11.91% (3M SOFR + 7.50%)	3.00	1/15/2027	2,565	2,553	2,565	0.1%	(8)(13)(46)
		First Lien Term Loan	7/15/2020	11.92% (3M SOFR + 7.50%)	3.00	1/15/2027	45,925	45,925	45,925	1.5%	(3)(8)
								48,478	48,490	1.6%
Faraday Buyer, LLC	Electrical Equipment	First Lien Delayed Draw Term Loan - $6,540 - Commitment	10/11/2022	10.30% (3M SOFR + 6.00%)	1.00	10/11/2028	—	—	—	—%	(8)(13)
		First Lien Term Loan	10/11/2022	10.30% (3M SOFR + 6.00%)	1.00	10/11/2028	61,367	61,367	61,367	2.1%	(3)(8)
								61,367	61,367	2.1%
First Brands Group	Automobile Components	First Lien Term Loan	3/24/2021	9.54% ( 3M SOFR + 5.00%)	1.00	3/30/2027	21,841	21,906	20,695	0.6%	(3)(8)(42)
		Second Lien Term Loan	3/24/2021	13.04% (3M SOFR + 8.50%)	1.00	3/30/2028	37,000	37,023	34,450	1.2%	(3)(8)
								58,929	55,145	1.8%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 0.00%	—	10/15/2030	50,525	612	608	—%	(5)(12)(15)
								612	608	—%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 0.00%	—	5/16/2031	24,575	865	847	—%	(5)(12)(15)
								865	847	—%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 0.00%	—	7/15/2031	39,905	835	830	—%	(5)(12)(15)
								835	830	—%
Global Tel*Link Corporation (d./b/a ViaPath Technologies)	Diversified Telecommunication Services	First Lien Term Loan	8/6/2024	11.83% (1M SOFR + 7.50%)	3.00	8/6/2029	126,048	121,898	124,174	4.2%	(3)(8)
								121,898	124,174	4.2%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield 0.00%	—	7/28/2025	41,164	1	8	—%	(5)(12)(15)
								1	8	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)
(in thousands, except share data)

							June 30, 2025
Portfolio Company	Industry(43)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield 0.00%	—	10/18/2027	$39,598	$19	$17	—%	(5)(12)(15)
								19	17	—%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 0.00%	—	7/18/2031	19,025	—	—	—%	(5)(12)(15)
								—	—	—%
Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	Software	Second Lien Term Loan	11/14/2019	11.13% (3M SOFR + 6.75%)	0.75	11/19/2027	52,500	52,460	48,931	1.6%	(3)(8)
								52,460	48,931	1.6%
Imperative Worldwide, LLC (f/k/a MAGNATE WORLDWIDE, LLC)	Air Freight & Logistics	First Lien Term Loan	3/11/2022	9.95% (3M SOFR + 5.50%)	0.75	12/30/2028	37,349	37,235	37,349	1.2%	(3)(8)
		Second Lien Term Loan	12/30/2021	12.95% (3M SOFR + 8.50%)	0.75	12/30/2029	95,000	95,000	95,000	3.2%	(3)(8)
								132,235	132,349	4.4%
Interventional Management Services, LLC	Health Care Providers & Services	First Lien Revolving Line of Credit - $5,000 Commitment	2/22/2021	13.55% (3M SOFR + 9.00%)	1.00	2/23/2026	5,000	5,000	4,989	0.2%	(8)(13)
		First Lien Term Loan	2/22/2021	13.55% (3M SOFR + 9.00%)	1.00	2/20/2026	64,155	64,155	64,018	2.1%	(3)(8)
								69,155	69,007	2.3%
iQor Holdings, Inc.	Professional Services	First Lien Term Loan	6/11/2024	11.81% (3M SOFR + 7.25%)	2.50	6/11/2029	45,704	45,704	45,704	1.6%	(3)(8)
		Common Stock of Bloom Parent, Inc. (10,450 units)	6/11/2024			N/A		10,450	15,706	0.5%	(14)
								56,154	61,410	2.1%
Japs-Olson Company, LLC (31)	Commercial Services & Supplies	First Lien Term Loan	5/25/2023	11.05% (3M SOFR + 6.75%)	2.00	5/25/2028	56,109	56,109	56,109	1.9%	(3)(8)
								56,109	56,109	1.9%
Julie Lindsey, Inc.	Textiles, Apparel & Luxury Goods	First Lien Revolving Line of Credit - $2,000 Commitment	7/27/2023	10.30% (3M SOFR + 6.00%)	4.00	7/27/2027	—	—	—	—%	(8)(13)
		First Lien Term Loan	7/27/2023	10.30% (3M SOFR + 6.00%)	4.00	7/27/2028	19,200	19,200	19,200	0.6%	(3)(8)
								19,200	19,200	0.6%
K&N HoldCo, LLC	Automobile Components	Class A Common Units (137,215 units)	2/14/2023			N/A		25,802	612	—%	(14)
								25,802	612	—%
KM2 Solutions LLC	Professional Services	First Lien Term Loan	12/17/2020	14.05% (3M SOFR + 9.60%)	3.00	6/16/2026	17,697	17,697	17,697	0.6%	(3)(8)
								17,697	17,697	0.6%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 0.00%	—	7/21/2031	49,934	—	—	—%	(5)(12)(15)
								—	—	—%
LGC US FINCO, LLC	Machinery	First Lien Term Loan	1/17/2020	10.94% (1M SOFR + 6.50%)	1.00	12/20/2025	28,586	28,509	27,674	0.9%	(3)(8)
								28,509	27,674	0.9%
Lucky US BuyerCo LLC	Financial Services	First Lien Revolving Line of Credit - $2,775 Commitment	4/3/2023	11.82% (3M SOFR + 7.50%)	1.00	4/1/2029	2,054	2,054	2,054	0.1%	(8)(13)(46)
		First Lien Term Loan	4/3/2023	11.80% (3M SOFR + 7.50%)	1.00	4/1/2029	21,239	21,239	21,239	0.7%	(3)(8)
								23,293	23,293	0.8%
MAC Discount, LLC	Distributors	First Lien Term Loan	5/11/2023	13.05% (3M SOFR + 8.50%)	1.50	5/11/2028	31,140	30,936	30,551	1.1%	(3)(8)
		Class A Senior Preferred Stock of MAC Discount Investments, LLC (1,500,000 shares)	5/11/2023	12.00%		N/A		1,500	1,255	—%	(14)
								32,436	31,806	1.1%
Medical Solutions Holdings, Inc. (4)	Health Care Providers & Services	Second Lien Term Loan	11/1/2021	11.38% (3M SOFR + 7.00%)	0.50	11/1/2029	54,463	54,439	28,614	1.0%	(3)(8)
								54,439	28,614	1.0%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 0.00%	—	7/15/2031	47,830	204	169	—%	(5)(12)(15)
								204	169	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)
(in thousands, except share data)

							June 30, 2025
Portfolio Company	Industry(43)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

New WPCC Parent, LLC (47)	Health Care Providers & Services	First Lien Term Loan	5/9/2025	13.80% (3M SOFR+ 9.50%)	2.00	5/9/2030	$20,943	$18,142	$20,943	0.7%	(8)(36)
		Series A Preferred Interests (802,479 units)	5/9/2025	13.00% PIK		N/A		8,224	10,654	0.4%	(14)
		Class A Common Interests (822,629 units)	5/9/2025			N/A		—	6,346	0.2%	(14)(48)
		Liquidating Trust of Wellpath Holdings, Inc.	5/9/2025			N/A		2,011	6,500	0.2%	(14)(48)
								28,377	44,443	1.5%
Nexus Buyer LLC	Capital Markets	Second Lien Term Loan	11/5/2021	10.68% (1M SOFR + 6.25%)	0.50	11/5/2029	21,500	21,500	21,500	0.7%	(3)(8)(42)
								21,500	21,500	0.7%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 0.00%	—	7/19/2030	42,064	5,114	5,077	0.2%	(5)(12)(15)
								5,114	5,077	0.2%
OneTouchPoint Corp	Commercial Services & Supplies	First Lien Term Loan	2/19/2021	12.55% (3M SOFR + 8.00%)	1.00	6/30/2026	33,737	33,737	33,720	1.1%	(3)(8)
								33,737	33,720	1.1%
PeopleConnect Holdings, Inc (9)	Interactive Media & Services	First Lien Term Loan	1/22/2020	12.70% (3M SOFR + 8.25%)	2.75	1/22/2026	75,076	75,076	75,076	2.5%	(3)(8)
								75,076	75,076	2.5%
PlayPower, Inc.	Leisure Products	First Lien Revolving Line of Credit - $2,626 Commitment	8/28/2024	9.55% (3M SOFR + 5.25%)	0.75	8/28/2030	—	—	—	—%	(8)(13)
		First Lien Term Loan	8/28/2024	9.55% ( 3M SOFR + 5.25%)	0.75	8/28/2030	17,243	16,960	17,185	0.6%	(3)(8)
								16,960	17,185	0.6%
Precisely Software Incorporated	Software	Second Lien Term Loan	4/23/2021	11.79% (3M SOFR + 7.25%)	0.75	4/23/2029	80,000	79,562	75,334	2.5%	(3)(8)
								79,562	75,334	2.5%
Preventics, Inc. (d/b/a Legere Pharmaceuticals)	Personal Care Products	First Lien Term Loan	11/12/2021	15.06% (3M SOFR + 10.50%)	1.00	11/12/2026	8,789	8,789	8,789	0.3%	(3)(8)
		First Lien Term Loan	4/30/2025	12.06% (3M SOFR+ 7.50%)	3.00	11/12/2026	1,900	1,900	1,900	0.1%	(3)(8)
		Series A Convertible Preferred Stock (472 units)	11/12/2021	8.00%		N/A		165	515	—%	(14)(48)
		Series C Convertible Preferred Stock (5,677 units)	11/12/2021	8.00%		N/A		1,946	6,182	0.2%	(14)(48)
								12,800	17,386	0.6%
Recovery Solutions Parent, LLC	Health Care Providers & Services	First Lien Term Loan	1/27/2025	11.80% (3M SOFR + 7.50%)	2.00	1/27/2030	33,399	21,137	33,399	1.2%	(3)(8)(36)
		Membership Interest (1,401,081 units)	1/27/2025			N/A		17,884	36,997	1.2%	(14)(48)
								39,021	70,396	2.4%
Redstone Holdco 2 LP (20)	IT Services	Second Lien Term Loan	4/16/2021	12.29% (3M SOFR + 7.75%)	0.75	4/27/2029	50,000	49,569	25,557	0.9%	(3)(8)
								49,569	25,557	0.9%
Research Now Group, LLC and Dynata, LLC	Professional Services	First Lien First Out Term Loan	7/15/2024	9.59% (3M SOFR + 5.00%)	1.00	7/15/2028	363	356	359	—%	(8)
		First Lien Second Out Term Loan	7/15/2024	10.09% (3M SOFR + 5.50%)	1.00	10/15/2028	7,995	7,995	6,956	0.2%	(8)(44)
		Common Stock of New Insight Holdings, Inc. - 210,781 Shares	7/15/2024			N/A		3,329	1,637	0.1%	(14)
		Warrants (to purchase 285,714 shares of Common Stock of New Insight Holdings, Inc.)	7/15/2024			7/15/2029		—	—	—%	(14)
								11,680	8,952	0.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)
(in thousands, except share data)

							June 30, 2025
Portfolio Company	Industry(43)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Rising Tide Holdings, Inc.	Specialty Retail	First Lien First Out Term Loan	9/25/2024	15.00% PIK	—	6/13/2028	$2,363	$2,363	$2,363	0.1%	(36)
		First Lien Second Out Term Loan	9/25/2024	12.00% PIK	—	6/13/2028	6,198	5,815	3,551	0.1%	(36)(44)
		Class A Common Units of Marine One Holdco, LLC (345,600 units)	9/12/2023			N/A		23,898	—	—%	(14)
		Warrants (to purchase 3,456,000 Class A Common Units of Marine One Holdco, LLC)	9/25/2024			9/25/2044		—	—	—%	(14)
		Warrants (to purchase 50,456 Class A Common Units of Marine One Holdco, LLC)	9/12/2023			9/12/2028		—	—	—%	(14)
								32,076	5,914	0.2%
The RK Logistics Group, Inc.	Commercial Services & Supplies	First Lien Term Loan	3/24/2022	15.06% (3M SOFR + 10.50%)	1.00	12/18/2028	5,628	5,628	5,628	0.1%	(3)(8)
		First Lien Term Loan	12/19/2023	12.06% (3M SOFR + 7.50%)	4.00	12/18/2028	33,257	33,257	32,930	1.1%	(3)(8)
		Class A Common Units of RK Logistics Holdings Inc. of RK Logistics Holdings Inc. (263,000 units)	3/24/2022			N/A		263	1,586	0.1%	(14)
		Class B Common Units of RK Logistics Holdings Inc. (1,435,000 units)	3/24/2022			N/A		2,487	8,651	0.3%	(14)(48)
		Class C Common Units of RK Logistics Holdings Inc. (450,000 units)	6/28/2024			N/A		2,250	2,713	0.1%	(14)
								43,885	51,508	1.7%
RME Group Holding Company	Media	First Lien Term Loan A	5/4/2017	10.05% (3M SOFR + 5.50%)	1.00	5/6/2026	18,874	18,874	18,874	0.6%	(3)(8)
		First Lien Term Loan B	5/4/2017	15.55% (3M SOFR + 11.00%)	1.00	5/6/2026	20,233	20,233	19,889	0.7%	(3)(8)
								39,107	38,763	1.3%
Rosa Mexicano	Hotels, Restaurants & Leisure	First Lien Revolving Line of Credit - $5,195 Commitment	3/29/2018	16.00%	—	6/13/2026	5,194	5,194	4,938	0.2%	(13)
		First Lien Term Loan	3/29/2018	12.06% (3M SOFR + 7.50%)	1.25	6/13/2026	23,291	23,291	21,311	0.7%	(8)
								28,485	26,249	0.9%
ShiftKey, LLC	Health Care Technology	First Lien Term Loan	6/21/2022	10.31% (3M SOFR + 5.75%)	1.00	6/21/2027	62,944	62,721	60,780	2.0%	(3)(8)
								62,721	60,780	2.0%
Shoes West, LLC (d/b/a Taos Footwear) (27)	Textiles, Apparel & Luxury Goods	First Lien Term Loan A	1/23/2025	11.56% (3M SOFR+ 7.00%)	3.00	1/23/2030	38,350	38,350	38,350	1.3%	(3)(8)
		First Lien Convertible Term Loan B	1/23/2025	9.00% plus 2.00% PIK	—	1/23/2030	9,461	9,461	11,852	0.4%	(3)(36)(48)
		Class A Preferred Units of Taos Footwear Holdings, LLC - 16,753 Units	1/23/2025	8.00% PIK		N/A		17,139	30,303	1.0%	(14)(48)
								64,950	80,505	2.7%
Shutterfly Finance, LLC	Household Durables	First Lien Term Loan	6/5/2023	10.28% (3M SOFR + 6.00%)	1.00	10/1/2027	2,406	2,406	2,406	0.1%	(8)(42)
		Second Lien Term Loan	6/6/2023	9.33% (3M SOFR + 5.00%)	1.00	10/1/2027	19,206	19,206	17,934	0.6%	(8)(36)(42)
								21,612	20,340	0.7%
Silver Hill Mineral Lease	Energy Equipment & Services	Revenue Interest	5/13/2025			N/A		—	—	—%	(11)
								—	—	—%
Spectrum Vision Holdings, LLC	Health Care Providers & Services	First Lien Term Loan	5/2/2023	11.06% (1M SOFR+ 6.50%)	1.00	11/17/2025	749	749	749	—%	(3)(8)
		First Lien Term Loan	5/2/2023	11.06% (3M SOFR+ 6.50%)	1.00	11/17/2025	28,570	28,570	28,570	1.0%	(3)(8)
								29,319	29,319	1.0%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)
(in thousands, except share data)

							June 30, 2025
Portfolio Company	Industry(43)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

STG Distribution, LLC (f/k/a Reception Purchaser, LLC)	Air Freight & Logistics	First Out First Lien Term Loan	10/3/2024	5.42% (1M SOFR + 1.00% ) plus 7.25% PIK	1.50	10/3/2029	$15,144	$14,881	$15,144	0.5%	(8)(36)
		Second Out First Lien Term Loan	10/3/2024	5.42% (1M SOFR + 1.00% ) plus 6.50% PIK	1.50	10/3/2029	38,838	38,838	31,226	1.0%	(8)(36)(44)
		Third Out First Lien Term Loan	10/3/2024	5.42% (1M SOFR + 1.00% ) plus 6.00% PIK	1.50	10/3/2029	19,353	18,970	5,922	0.2%	(8)(44)
								72,689	52,292	1.7%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interest	12/4/2006			N/A		—	—	—%	(11)
								—	—	—%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	11/17/2022	8.00%	—	8/29/2028	28,761	28,761	2,821	0.2%
		First Lien Term Loan	1/26/2018	3.00% plus 5.00% PIK	—	8/29/2028	42,136	42,136	43,004	1.4%	(36)
		First Lien Term Loan	1/26/2018	8.00%	—	8/29/2028	164,931	164,931	168,328	5.6%
		Class B of Town & Country TopCo LLC (999 Non-Voting Units)	11/17/2022			N/A		31,882	—	—%	(14)(48)
								267,710	214,153	7.2%
TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	14.26% (3M SOFR + 9.00%)	5.00	5/31/2027	18,663	18,663	18,663	0.6%	(3)(8)
								18,663	18,663	0.6%
United Sporting Companies, Inc. (16)	Distributors	Second Lien Term Loan	9/28/2012	11.00% (1M LIBOR + 11.00%) plus 2.00% PIK	—	11/16/2019	187,012	86,309	12,897	0.4%	(7)
								86,309	12,897	0.4%
Upstream Newco, Inc.	Health Care Providers & Services	Second Lien Term Loan	11/20/2019	12.88% (3M SOFR + 8.50%)	—	11/20/2027	22,000	21,938	16,106	0.5%	(8)
								21,938	16,106	0.5%
USG Intermediate, LLC	Leisure Products	First Lien Revolving Line of Credit - $14,000 Commitment	4/15/2015	13.68% (1M SOFR + 9.25%)	1.00	2/9/2029	14,000	14,000	14,000	0.5%	(8)(13)
		First Lien Term Loan B	4/15/2015	16.18% (1M SOFR + 11.75%)	1.00	2/9/2029	71,188	71,188	71,188	2.4%	(3)(8)
		Equity	4/15/2015			N/A		1	—	—%	(14)
								85,189	85,188	2.9%
Verify Diagnostics LLC	Health Care Providers & Services	First Lien Term Loan	5/15/2025	14.58% (3M SOFR+ 10.28%)	3.50	5/15/2030	37,500	37,500	36,750	1.3%	(3)(8)(44)
		Class A Preferred Units of Verify Diagnostic Holdings LLC (9,250,000 units)	5/15/2025	12.00% PIK		N/A		9,250	10,195	0.3%	(14)
								46,750	46,945	1.6%
Victor Technology, LLC	Commercial Services & Supplies	First Lien Term Loan	12/3/2021	12.06% (3M SOFR + 7.50%)	1.00	12/3/2028	10,950	10,950	10,851	0.4%	(3)(8)
								10,950	10,851	0.4%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 0.00%	—	10/15/2030	40,613	3,476	2,506	0.1%	(5)(12)(15)
								3,476	2,506	0.1%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 0.00%	—	4/18/2031	40,773	1,204	753	—%	(5)(12)(15)
								1,204	753	—%
WatchGuard Technologies, Inc.	IT Services	First Lien Term Loan	8/17/2022	9.58% (1M SOFR + 5.25%)	0.75	6/30/2029	34,038	34,038	33,873	1.1%	(3)(8)
								34,038	33,873	1.1%
Wellful Inc.	Food Products	Second Out First Lien Term Loan	11/27/2024	8.94% (1M SOFR+ 4.50%) plus 1.75% PIK	1.00	4/19/2030	18,560	18,560	15,071	0.5%	(8)(36)(44)
								18,560	15,071	0.5%
Total Non-Control/Non-Affiliate Investments								$3,265,522	$2,950,092	98.7%

Total Portfolio Investments								$6,693,501	$6,673,516	223.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2025

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
(3)Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair value of the investments held by PCF at June 30, 2025 was $2,520,620, representing 37.8% of our total investments.
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
(8)Certain variable rate securities in our portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. The 1-Month Secured Overnight Financing Rate or “1M SOFR”, was 4.32% as of June 30, 2025. The 3-Month Secured Overnight Financing Rate or “3M SOFR”, was 4.29% as of June 30, 2025. The PRIME Rate or “PRIME” was 7.50% as of June 30, 2025. The impact of a SOFR credit spread adjustment, if applicable, is included within the stated all-in interest rate.
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
(11)Represents overriding royalty interests or revenue interests held which receive payments the stated rates based upon the underlying operations.
(12)Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets as calculated in accordance with regulatory requirements. As of June 30, 2025, our qualifying assets, as a percentage of total assets, stood at 85.27%. We monitor the status of these assets on an ongoing basis.
(13)Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of June 30, 2025, $40,707 of undrawn revolver and delayed draw term loan commitments to our portfolio companies, of which $15,900 are considered at the Company’s sole discretion.
(14)Represents non-income producing security that has not paid a dividend or other income in the year preceding the reporting date.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2025 (Continued)
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
(17)On June 30, 2025, Prospect acquired a 99.5% equity interest in QC Holdings TopCo, LLC (“QC Holdings”), representing a controlling beneficial interest in QC Holdings per the 1940 Act. QC Holdings specializes in consumer-focused alternative financial services and credit solutions.
(18)CP Holdings of Delaware LLC (“CP Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of CP Energy Services Inc. (“CP Energy”) as of June 30, 2025. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $51,477 in first lien term loans (the “Spartan Term Loans”) due to us as of June 30, 2025. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. In September 2020, we made a new $26,193 Series A preferred stock investment in Spartan Energy Holdings, Inc., which equates to 100% of the Series A non-voting redeemable preferred stock outstanding.
(19)Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of June 30, 2025. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company.
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
(23)MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 100% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc. (“MITY-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. Our subordinated unsecured note issued and outstanding to Broda Canada is denominated in Canadian Dollars (“CAD”). As of June 30, 2025, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2025 (Continued)
(24)NPH Property Holdings, LLC (“NPH”), a consolidated entity in which we own 100% of the membership interests, owns 100% of the common equity of National Property REIT Corp. (“NPRC”) (f/k/a National Property Holdings Corp.), a property REIT which holds investments in several real estate properties. We report NPRC as a separate controlled company. See Note 3 for further discussion of the investments held by NPRC. On July 11, 2025, the NPRC loan agreement was amended, extending the maturity date to March 31, 2027.
(25)Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 94.22% of Nationwide Loan Company LLC, the operating company, as of June 30, 2025. We report Nationwide Loan Company LLC as a separate controlled company. Prospect has a first priority security interest in the assets of Nationwide.
(26)NMMB Holdings, Inc. (“NMMB Holdings”), a consolidated entity in which we own 100% of the equity, owns 92.77% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of June 30, 2025. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.
(27)Shoes West, LLC and Shoes West Distribution, LLC are joint borrowers on the First Lien Term Loan A and First Lien Convertible Term Loan B.
(28)Prospect owns 99.96% of the equity of USES Corp. as of June 30, 2025.
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
(30)As of June 30, 2025, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC, the parent company of Nixon, Inc.
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
(33)As of June 30, 2025, the residual profit interest includes 8.33% of TLA, TLD and TLE residual profit calculated quarterly in arrears. The investments in TLA and TLD are subject to a maximum SOFR of 4.00%.
(34)Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.99% ownership interest of Pacific World as of June 30, 2025. As a result, Prospect’s investment in Pacific World is classified as a control investment.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2025 (Continued)
(35)The following shows the composition of our investment portfolio at amortized cost by control designation, investment type and by industry as of June 30, 2025:

Industry(43)	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Amortized Cost Total
Control Investments
Aerospace & Defense	$55,028	$—	$—	$—	$32,500	$87,528
Commercial Services & Supplies	146,539	—	—	7,200	27,349	181,088
Construction & Engineering	83,859	—	—	—	12,053	95,912
Consumer Finance	552,713	54,997	—	—	134,222	741,932
Diversified Consumer Services	700	—	—	—	2,378	3,078
Energy Equipment & Services	148,663	—	—	—	175,658	324,321
Residential Real Estate Investment Trusts (REITs)	902,617	—	—	—	20,030	922,647
Health Care Providers & Services	348,907	—	—	—	45,118	394,025
Household Durables	84,852	—	—	—	3,400	88,252
Machinery	47,322	—	—	—	6,866	54,188
Marine Transport	—	—	—	—	47,117	47,117
Media	29,723	—	—	—	—	29,723
Personal Care Products	114,318	—	—	—	221,795	336,113
Trading Companies & Distributors	54,739	—	—	—	55,581	110,320
Total Control Investments	$2,569,980	$54,997	$—	$7,200	$784,067	$3,416,244
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$11,735	$11,735
Total Affiliate Investments	$—	$—	$—	$—	$11,735	$11,735
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$109,924	$95,000	$—	$—	$—	$204,924
Automobile Components	21,906	67,023	—	—	25,802	114,731
Capital Markets	—	21,500	—	—	—	21,500
Commercial Services & Supplies	201,827	153,366	—	—	5,000	360,193
Distributors	277,714	86,309	—	—	33,382	397,405
Diversified Consumer Services	101,078	—	—	—	—	101,078
Diversified Telecommunication Services	195,805	59,071	—	—	—	254,876
Electrical Equipment	61,367	—	—	—	—	61,367
Financial Services	67,830	—	—	—	—	67,830
Food Products	18,560	131,653	—	—	—	150,213
Health Care Providers & Services	252,272	76,377	—	—	45,319	373,968
Health Care Technology	132,153	—	—	—	—	132,153
Hotels, Restaurants & Leisure	28,485	—	—	—	—	28,485
Household Durables	2,406	19,206	—	—	—	21,612
Interactive Media & Services	75,076	—	—	—	—	75,076
IT Services	34,038	69,188	—	—	—	103,226
Leisure Products	102,148	—	—	—	1	102,149
Machinery	47,172	—	—	—	—	47,172
Media	88,749	—	—	—	—	88,749
Personal Care Products	10,689	—	—	—	2,111	12,800
Pharmaceuticals	125,918	—	—	—	—	125,918
Professional Services	71,752	—	—	—	13,779	85,531
Software	48,478	132,022	—	—	—	180,500
Specialty Retail	8,178	—	—	—	23,898	32,076
Textiles, Apparel & Luxury Goods	67,011	—	—	—	17,139	84,150
Structured Finance(A)	—	—	37,840	—	—	37,840
Total Non-Control/Non-Affiliate	$2,150,536	$910,715	$37,840	$—	$166,431	$3,265,522
Total Portfolio Investment Cost	$4,720,516	$965,712	$37,840	$7,200	$962,233	$6,693,501

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2025 (Continued)
The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of June 30, 2025:

Industry(43)	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Control Investments
Aerospace & Defense	$55,028	$—	$—	$—	$47,700	$102,728	3.4%
Commercial Services & Supplies	74,281	—	—	5,403	29,252	108,936	3.7%
Construction & Engineering	83,859	—	—	—	267,432	351,291	11.8%
Consumer Finance	540,871	54,997	—	—	357,452	953,320	31.8%
Diversified Consumer Services	700	—	—	—	3,217	3,917	0.1%
Energy Equipment & Services	122,189	—	—	—	—	122,189	4.1%
Residential Real Estate Investment Trusts(REITs)	902,617	—	—	—	398,355	1,300,972	43.6%
Health Care Providers & Services	338,781	—	—	—	—	338,781	11.4%
Household Durables	51,166	—	—	—	—	51,166	1.7%
Machinery	47,322	—	—	—	58,255	105,577	3.5%
Marine Transport	—	—	—	—	11,660	11,660	0.4%
Media	29,723	—	—	—	42,484	72,207	2.4%
Personal Care Products	107,970	—	—	—	—	107,970	3.6%
Trading Companies & Distributors	54,739	—	—	—	10,914	65,653	2.2%
Total Control Investments	$2,409,246	$54,997	$—	$5,403	$1,226,721	$3,696,367	123.7%
Fair Value % of Net Assets	80.6%	1.8%	—%	0.2%	41.1%	123.7%
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$27,057	$27,057	0.9%
Total Affiliate Investments	$—	$—	$—	$—	$27,057	$27,057	0.9%
Fair Value % of Net Assets	—%	—%	—%	—%	0.9%	0.9%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$89,641	$95,000	$—	$—	$—	$184,641	6.1%
Automobile Components	20,695	60,965	—	—	612	82,272	2.7%
Capital Markets	—	21,500	—	—	—	21,500	0.7%
Commercial Services & Supplies	201,870	153,500	—	—	12,950	368,320	12.3%
Distributors	255,555	12,897	—	—	1,255	269,707	9.1%
Diversified Consumer Services	40,152	—	—	—	—	40,152	1.3%
Diversified Telecommunication Services	191,162	7,387	—	—	—	198,549	6.6%
Electrical Equipment	61,367	—	—	—	—	61,367	2.1%
Financial Services	67,830	—	—	—	—	67,830	2.3%
Food Products	15,071	130,895	—	—	—	145,966	4.9%
Health Care Providers & Services	266,437	44,720	—	—	81,589	392,746	13.2%
Health Care Technology	130,246	—	—	—	—	130,246	4.3%
Hotels, Restaurants & Leisure	26,249	—	—	—	—	26,249	0.9%
Household Durables	2,406	17,934	—	—	—	20,340	0.7%
Interactive Media & Services	75,076	—	—	—	—	75,076	2.5%
IT Services	33,873	41,746	—	—	—	75,619	2.5%
Leisure Products	102,373	—	—	—	—	102,373	3.5%
Machinery	46,337	—	—	—	—	46,337	1.5%
Media	88,405	—	—	—	—	88,405	3.0%
Personal Care Products	10,689	—	—	—	6,697	17,386	0.6%
Pharmaceuticals	133,576	—	—	—	—	133,576	4.5%
Professional Services	70,716	—	—	—	17,343	88,059	3.0%
Software	48,490	124,265	—	—	—	172,755	5.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2025 (Continued)

Industry(43)	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Specialty Retail	5,914	—	—	—	—	5,914	0.2%
Textiles, Apparel & Luxury Goods	69,402	—	—	—	30,303	99,705	3.3%
Structured Finance (A)	—	—	35,002	—	—	35,002	1.1%
Total Non-Control/Non-Affiliate	$2,053,532	$710,809	$35,002	$—	$150,749	$2,950,092	98.7%
Fair Value % of Net Assets	68.7%	23.8%	1.2%	—%	5.0%	98.7%
Total Portfolio	$4,462,778	$765,806	$35,002	$5,403	$1,404,527	$6,673,516	223.3%
Fair Value % of Net Assets	149.3%	25.6%	1.2%	0.2%	47.0%	223.3%
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2025 (Continued)

(36)The interest rate on the below list of investments, which excludes those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, for the quarter ended June 30, 2025:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Aventiv Technologies, LLC - Third Out Super Priority First Lien Term Loan	9.65%	—%	9.65%	(A)
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan	12.06%	—%	12.06%	(A)
Belnick, LLC - First Lien Term Loan	13.06%	—%	13.06%	(B)
CP Energy Services Inc. - First Lien Term Loan	—%	13.56%	13.56%
CP Energy Services Inc. - First Lien Term Loan	—%	13.56%	13.56%
CP Energy Services Inc. - First Lien Term Loan	—%	13.56%	13.56%
CP Energy Services Inc. - Delayed Draw Term Loan	10.53%	3.03%	13.56%
CP Energy Services Inc. - Incremental First Lien Term Loan A to Spartan Energy Services, LLC	—%	12.56%	12.56%	(C)
CP Energy Services Inc. - First Lien Term Loan A to Spartan Energy Services, LLC	3.94%	8.62%	12.56%	(C)
Credit Central Loan Company, LLC - First Lien Term Loan	10.00%	—%	10.00%	(D)
Credit.com Holdings, LLC - First Lien Term Loan A	15.56%	—%	15.56%	(E)
Druid City Infusion, LLC - First Lien Convertible Note	2.00%	—%	2.00%
Emerge Intermediate, Inc. - First Lien Term Loan	4.50%	—%	4.50%
First Tower Finance Company LLC - First Lien Term Loan	0.08%	14.92%	15.00%	(F)
InterDent, Inc. - First Lien Term Loan B	7.00%	—%	7.00%
InterDent, Inc. - First Lien Delayed Draw Term Loan B	7.00%	—%	7.00%
MITY, Inc. - First Lien Term Loan B	—%	10.00%	10.00%
National Property REIT Corp. - First Lien Term Loan A	—%	2.00%	2.00%
National Property REIT Corp. - First Lien Term Loan D	—%	2.00%	2.00%
National Property REIT Corp. - First Lien Term Loan E	—%	7.00%	7.00%
Nationwide Loan Company LLC - Delayed Draw Term Loan	10.00%	—%	10.00%	(G)
Nationwide Loan Company LLC - Delayed Draw Term Loan	10.00%	—%	10.00%	(G)
New WPCC Parent, LLC. - First Lien Term Loan	—%	8.00%	8.00%
QC Holdings TopCo, LLC - Second Lien Term Loan	—%	14.50%	14.50%	(J)
Pacific World Corporation - First Lien Term Loan A	7.07%	1.51%	8.58%
Recovery Solutions Parent, LLC - First Lien Term Loan	—%	8.50%	8.50%	(H)
STG Distribution, LLC (f/k/a Reception Purchaser, LLC) - First Out First Lien Term Loan	7.25%	—%	7.25%
STG Distribution, LLC (f/k/a Reception Purchaser, LLC) - Second Out First Lien Term Loan	6.50%	—%	6.50%
Rising Tide Holdings, Inc. - First Lien First Out Term Loan	15.00%	—%	15.00%
Rising Tide Holdings, Inc. - First Lien Second Out Term Loan	12.00%	—%	12.00%
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Convertible Term Loan B	2.00%	—%	2.00%
Town & Country Holdings, Inc. - First Lien Term Loan	—%	5.00%	5.00%
USES Corp. - First Lien Term Loan	—%	13.59%	13.59%
USES Corp. - First Lien Equipment Term Loan	13.59%	—%	13.59%	(I)
Valley Electric Co. of Mt. Vernon, Inc. - First Lien Term Loan	—%	2.50%	2.50%
Valley Electric Company, Inc. - First Lien Term Loan	—%	10.00%	10.00%
Valley Electric Company, Inc. - First Lien Term Loan B	—%	5.50%	5.50%
Wellful Inc. - Tranche B Term Loan	1.75%	—%	1.75%
(A) On December 29, 2023, the Aventiv Technologies, LLC Second Out Super Priority First Lien Term Loan was amended to allow a portion of interest accruing in cash to be payable in kind. On March 28, 2025, the Aventiv Technologies, LLC Third Out Super Priority First Lien Term Loan was amended to allow a portion of interest accruing in cash to be payable in kind.
(B) On May 13, 2025, the Belnick, LLC First Lien Term Loan was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 13.06%.
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2025 (Continued)
(E) On September 28, 2023, the Credit.com First Lien Term Loan A was amended to allow a portion of interest accruing in cash to be payable in kind.
(F) On December 30, 2022, the First Tower Finance Company LLC Amendment No. 15 was amended to reduce the PIK rate to 5.00% and allow the interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 15.00%.
(G) The Nationwide Loan Company LLC Delayed Draw Term Loan agreement allows for a portion of interest accruing in cash to be payable in kind.
(H) The Recovery Solutions Parent, LLC First Lien Term Loan agreement dated January 27, 2025 allows for a portion of interest accruing in cash to be payable in kind.
(I) On March 28, 2023, the USES Corp. First Lien Equipment Term loan was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 13.59%.
(J) The QC Holdings TopCo, LLC Senior Secured Term Loan Agreement dated June 30, 2025, allows for a portion of interest accruing in cash to be payable in kind. The first interest payment is due September 30, 2025.

(37)As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2025 with these controlled investments were as follows:

Controlled Companies	Fair Value at June 30, 2024	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at June 30, 2025		Interest income	Dividend income	Other income	Net realized gains (losses)
Belnick, LLC (d/b/a The Ubique Group)	$—	$76,346	$—	$(25,180)	$51,166	(c)	$2,748	$—	$33	$—
CP Energy Services Inc.	70,721	15,174	—	(536)	85,359		12,550	—	—	—
CP Energy - Spartan Energy Services, Inc.	39,485	10,301	—	(12,956)	36,830		6,013	—	—	—
Credit Central Loan Company, LLC	79,230	7,949	—	(8,443)	78,736		8,711	—	—	—
Echelon Transportation, LLC	66,923	1,260	(1,260)	(1,270)	65,653		3,343	—	—	—
First Tower Finance Company LLC	605,928	27,616	(437)	127,411	760,518		65,954	—	421	—
Freedom Marine Solutions, LLC	12,651	975	—	(1,966)	11,660		—	—	—	—
InterDent, Inc.	463,883	32,479	—	(157,581)	338,781		39,207	—	—	—
Kickapoo Ranch Pet Resort	4,742	—	(800)	(25)	3,917		160	—	—	—
MITY, Inc.	85,583	4,265	—	4,570	94,418		9,336	—	107	12
National Property REIT Corp.	1,696,462	99,723	(285,386)	(209,827)	1,300,972		89,786	—	14,825	—
Nationwide Loan Company LLC	43,162	6,484	—	(12,866)	36,780		3,793	—	—	—
NMMB, Inc.	94,265	—	—	(22,058)	72,207		4,039	—	—	6,366
Pacific World Corporation	104,663	20,592	(4,875)	(12,410)	107,970		9,865	—	286	—
QC Holdings TopCo, LLC	—	77,286	—	—	77,286		37	—	2,319	—
R-V Industries, Inc.	102,402	10,000	—	(6,825)	105,577		5,558	8,774	—	—
Universal Turbine Parts, LLC	68,067	20,000	(107)	14,768	102,728		4,755	—	300	—
USES Corp.	17,989	8,638	(2,300)	(9,809)	14,518		2,775	—	—	—
Valley Electric Company, Inc.	316,419	—	—	34,872	351,291		12,677	—	666	—
Total	$3,872,575	$419,088	$(295,165)	$(300,131)	$3,696,367		$281,307	$8,774	$18,957	$6,378
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2025 (Continued)
(38)As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2025 with these affiliated investments were as follows:

Affiliated Companies	Fair Value at June 30, 2024	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at June 30, 2025	Interest income	Dividend income	Other income	Net realized gains (losses)
Nixon, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
RGIS Services, LLC	18,069	—	141	8,847	27,057	—	681	—	—
Total	$18,069	$—	$141	$8,847	$27,057	$—	$681	$—	$—
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2025 (Continued)

(39)Acquisition date represents the date of PSEC’s initial investment. Follow-on acquisitions have occurred on the following dates to arrive at PSEC’s current investment as of June 30, 2025 (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments) (see endnote 40 for NPRC equity follow-on acquisitions):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
8th Avenue Food & Provisions, Inc.	Second Lien Term Loan	11/17/2020, 9/17/2021	$7,051
Apidos CLO XV	Subordinated Structured Note	3/29/2018	6,480
Apidos CLO XXII	Subordinated Structured Note	2/24/2020	1,912
Atlantis Health Care Group (Puerto Rico), Inc.	First Lien Term Loan	12/9/2016	42,000
Aventiv Technologies, LLC	Second Out Super Priority First Lien Term Loan	6/28/2024	834
Aventiv Technologies, LLC	Second Out Super Priority First Lien Term Loan	3/4/2025	595
Aventiv Technologies, LLC	Super Priority Second Lien Term Loan	1/2/2025	105
Barings CLO 2018-III	Subordinated Structured Note	5/18/2018	9,255
BCPE North Star US Holdco 2, Inc.	Second Lien Term Loan	12/30/2021, 10/28/2022	70,133
BCPE Osprey Buyer, Inc.	First Lien Revolving Line of Credit	2/22/2023, 5/23/2023, 9/14/2023, 11/22/2023, 3/28/2024, 7/11/2024, 11/26/2024, 2/27/2025, 3/27/2025	7,301
BCPE Osprey Buyer, Inc.	First Lien Delayed Draw Term Loan	9/26/2023	4,639
Belnick, LLC (d/b/a The Ubique Group)	First Lien Term Loan	6/27/2022, 12/1/2023	18,000
Cent CLO 21 Limited	Subordinated Structured Note	7/12/2018	1,024
Collections Acquisition Company, Inc.	First Lien Term Loan	1/13/2022, 3/14/2024	15,800
CP Energy Services Inc.	First Lien Term Loan	8/31/2023	2,900
CP Energy Services Inc.	First Lien Delayed Draw Term Loan	3/25/2025, 6/24/2025	7,000
CP Energy Services Inc.	First Lien Term Loan A to Spartan Energy Services, LLC	4/9/2021, 1/10/2022, 2/10/2023, 6/7/2024, 11/13/2024, 1/9/2025, 3/25/2025, 6/24/2025	25,181
CP Energy Services Inc.	Common Stock	10/11/2013, 12/26/2013, 4/6/2018, 12/31/2019	69,586
Credit Central Loan Company, LLC	Class A Units	12/28/2012, 3/28/2014, 6/26/2014, 9/28/2016, 8/21/2019	11,975
Credit Central Loan Company, LLC	First Lien Term Loan	6/26/2014, 9/28/2016, 12/16/2022, 1/27/2023	45,995
Credit Central Loan Company, LLC	Class P Units	1/27/2023	1,540
Discovery Point Retreat, LLC	First Lien Term Loan	5/9/2025	3,700
DRI Holding, Inc.	First Lien Term Loan	4/26/2022, 7/21/2022	12,999
DRI Holding, Inc.	Second Lien Term Loan	5/18/2022	10,000
Dukes Root Control Inc.	First Lien Revolving Line of Credit	4/24/2023, 11/27/2023, 2/2/2024, 2/26/2024, 2/26/2025	3,875
Dukes Root Control Inc.	First Lien Delayed Draw Term Loan	5/26/2023, 10/26/2023	3,254
Echelon Transportation, LLC	Membership Interest	3/31/2014, 9/30/2014, 12/9/2016	22,488
Echelon Transportation, LLC	First Lien Term Loan	11/14/2018, 7/9/2019, 5/5/2020, 10/9/2020, 1/21/2021, 3/18/2021	5,465
Emerge Intermediate, Inc.	First Lien Term Loan	6/14/2024	1,467
Eze Castle Integration, Inc.	First Lien Delayed Draw Term Loan	10/7/2022, 9/5/2023, 1/10/2025	2,576
First Brands Group	First Lien Term Loan	4/27/2022	5,955
First Brands Group	Second Lien Term Loan	5/12/2022	4,938
First Tower Finance Company LLC	Class A Units	12/30/2013, 6/24/2014, 12/15/2015, 11/21/2016, 3/9/2018	39,885
First Tower Finance Company LLC	First Lien Term Loan to First Tower, LLC	12/15/2015, 3/9/2018, 3/24/2022, 5/30/2025, 6/27/2025	60,548
Freedom Marine Solutions, LLC	Membership Interest	10/1/2009, 12/22/2009, 1/13/2010, 3/30/2010, 5/13/2010, 2/14/2011, 4/28/2011, 7/7/2011, 10/20/2011, 10/30/2015, 1/7/2016, 4/11/2016, 8/11/2016, 1/30/2017, 4/20/2017, 6/13/2017, 8/30/2017, 1/17/2018, 2/15/2018, 5/8/2018, 10/31/2018, 5/14/2021, 4/18/2022, 2/15/2023, 7/2/2024	43,093
Galaxy XV CLO, Ltd.	Subordinated Structured Note	8/21/2015, 3/10/2017	9,161
Galaxy XXVII CLO, Ltd.	Subordinated Structured Note	6/11/2015	1,460
Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	Second Lien Term Loan	5/11/2021, 10/14/2021	54,649
Imperative Worldwide, LLC (f/k/a MAGNATE WORLDWIDE, LLC)	First Lien Term Loan	10/26/2022, 6/1/2023, 9/30/2024	8,190
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2025 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
InterDent, Inc.	First Lien Term Loan A	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014, 7/14/2021, 3/28/2022	93,903
InterDent, Inc.	First Lien Term Loan B	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
InterDent, Inc.	Delayed Draw Term Loan B	12/20/2024, 3/24/2025, 5/27/2025, 6/23/2025	14,000
Interventional Management Services, LLC	First Lien Revolving Line of Credit	2/25/2021, 11/17/2021	5,000
K&N HoldCo, LLC	Class A Membership Units	7/31/2024	105
Kickapoo Ranch Pet Resort	Membership Interest	10/21/2019, 12/4/2019	28
LCM XIV Ltd.	Subordinated Structured Note	9/25/2015, 5/18/2018	9,422
LGC US FINCO, LLC	First Lien Term Loan	3/2/2022	2,095
Lucky US BuyerCo LLC	First Lien Revolving Line of Credit	3/21/2024, 6/24/2024, 3/31/2025	2,054
MITY, Inc.	Common Stock	6/23/2014	7,200
MITY, Inc.	First Lien Term Loan A	1/17/2017, 3/23/2021, 2/14/2024, 3/15/2024, 5/15/2024, 9/16/2024, 12/3/2024, 4/4/2025	20,065
MITY, Inc.	First Lien Term Loan B	1/17/2017, 6/3/2019	11,000
Nationwide Loan Company LLC	Class A Units	3/28/2014, 6/18/2014, 9/30/2014, 6/29/2015, 3/31/2016, 8/31/2016, 5/31/2017, 10/31/2017	20,469
Nationwide Loan Company LLC	First Lien Delayed Draw Term Loan A	6/26/2024	2,250
Nationwide Loan Company LLC	First Lien Delayed Draw Term Loan B	3/6/2025	3,000
National Property REIT Corp.	First Lien Term Loan A	4/3/2020, 5/15/2020, 6/10/2020, 7/29/2020, 8/14/2020, 9/15/2020,10/15/2020, 10/30/2020, 11/10/2020, 11/13/2020, 11/19/2020, 12/11/2020, 1/27/2021, 2/25/2021, 3/11/2021, 5/14/2021, 6/14/2021, 6/25/2021, 8/16/2021, 11/15/2021, 11/26/2021, 12/1/2021, 12/28/2021, 1/14/2022, 2/15/2022, 3/17/2022, 3/28/2022, 4/1/2022, 4/7/2022, 5/24/2022, 6/6/2022, 7/5/2022, 8/31/2022, 10/6/2022, 1/10/2023, 2/28/2023, 4/4/2023, 4/6/2023, 4/28/2023, 6/9/2023, 6/14/2023, 7/5/2023, 7/14/2023, 8/31/2023, 9/29/2023, 10/4/2023, 10/20/2023, 11/30/2023, 1/3/2024, 1/18/2024, 2/29/2024, 3/8/2024, 4/2/2024, 5/31/2024, 7/8/2024, 8/30/2024, 10/10/2024, 12/02/2024, 1/6/2025, 1/8/2025, 3/20/2025, 4/3/2025, 5/15/2025	933,468
National Property REIT Corp.	First Lien Term Loan E	6/26/2024	35,300
NMMB, Inc.	First Lien Term Loan	12/30/2019, 3/28/2022	40,100
Octagon Investment Partners XV, Ltd.	Subordinated Structured Note	4/27/2015, 8/3/2015, 6/27/2017	10,516
Pacific World Corporation	Convertible Preferred Equity	4/3/2019, 4/29/2019, 6/3/2019, 10/4/2019, 11/12/2019, 12/20/2019, 1/7/2020, 3/5/2020, 12/30/2021, 1/26/2024	55,100
Pacific World Corporation	First Lien Term Loan A	12/22/2022, 11/25/2024, 3/7/2025	19,900
PeopleConnect Holdings, Inc.	First Lien Term Loan	10/21/2021	82,005
Precisely Software Incorporated	Second Lien Term Loan	5/28/2021, 6/24/2021, 6/3/2022	59,333
Preventics, Inc.	First Lien Term Loan 2	4/30/2025	1,900
Preventics, Inc.	Preferred Units	4/30/2025	38
Preventics, Inc.	Preferred Units	4/30/2025	527
Recovery Solutions Parent, LLC	First Lien Term Loan	6/27/2025	2,190
Recovery Solutions Parent, LLC	Common Stock	5/30/2025	102
Redstone Holdco 2 LP	Second Lien Term Loan	9/10/2021	17,903
RGIS Services, LLC	Membership Interest	5/28/2024	1,432
Rosa Mexicano	First Lien Revolving Line of Credit	3/27/2020, 10/13/2023, 2/7/2024, 5/17/2024	5,400
R-V Industries, Inc.	First Lien Term Loan	3/4/2022, 9/25/2023	8,700
R-V Industries, Inc.	Common Stock	12/27/2016	1,854
Shiftkey, LLC	First Lien Term Loan	8/26/2022, 9/14/2022, 9/23/2022	39,450
The RK Logistics Group, Inc.	Class B Common Units	12/19/2023	1,250
The RK Logistics Group, Inc.	First Lien Term Loan	6/28/2024	13,000
Town & Country Holdings, Inc.	First Lien Term Loan	7/13/2018, 7/16/2018, 2/27/2024, 3/28/2024, 4/23/2024	115,000
Town & Country Holdings, Inc.	Common Stock	10/18/2024, 12/30/2024, 1/6/2025, 1/9/2025, 5/7/2025	31,882
United Sporting Companies, Inc.	Second Lien Term Loan	3/7/2013, 3/14/2024	59,325
Universal Turbine Parts, LLC	First Lien Delayed Draw Term Loan	10/24/2019, 2/7/2020, 2/26/2020, 4/5/2021, 11/24/2023, 6/27/2025	6,716
USES Corp.	First Lien Term Loan A	6/15/2016, 6/29/2016, 2/22/2017, 4/27/2017, 5/4/2017, 8/30/2017, 10/11/2017, 12/11/2018, 8/30/2019	14,100
USES Corp.	First Lien Equipment Term Loan	6/23/2023, 7/3/2024, 11/6/2024, 1/9/2025	9,900
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2025 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
USG Intermediate, LLC	First Lien Revolving Line of Credit	7/2/2015, 9/23/2015, 9/14/2017, 8/21/2019, 9/17/2020, 9/8/2021, 5/19/2022, 5/22/2023, 10/12/2023	21,700
USG Intermediate, LLC	First Lien Term Loan B	8/24/2017, 7/30/2021, 2/9/2022, 8/17/2022, 5/12/2023, 12/20/2023, 2/21/2025	129,475
Valley Electric Company, Inc.	Common Stock	12/31/2012, 6/24/2014	18,502
Valley Electric Company, Inc.	First Lien Term Loan	6/30/2014, 8/31/2018, 3/28/2022	18,129
Valley Electric Company, Inc.	First Lien Term Loan B	5/1/2023	19,000
Voya CLO 2014-1, Ltd.	Subordinated Structured Note	3/29/2018	3,943

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
(41)On March 31, 2025, Prospect exercised certain rights and remedies under its loan documents to exercise voting rights in respect of the equity of Belnick, LLC and certain of its subsidiaries (“Belnick”) to, among other things, appoint new officers, all of whom are our Investment Adviser’s professionals. As a result, Prospect’s investment in Belnick is classified as a control investment. Effective May 22, 2025, Prospect established 100% ownership of Belnick Holdings of Delaware, LLC (“Belnick Delaware”), a wholly owned consolidated holdings company. On May 23, 2025, Belnick Delaware acquired a 100% voting interest in Belnick’s Class P Preferred units, which equates to a 99.01% fully diluted beneficial interest in Belnick as of June 30, 2025. Belnick is a provider of high-volume, value-oriented furniture and furnishings to a broad range of residential and commercial end markets.
(42)This investment represents a Level 2 security in the ASC 820 table as of June 30, 2025. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.
(43)As of June 30, 2025, certain industries classifications have been revised compared to June 30, 2024 to align with updated industry structures.
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2025 (Continued)

(46)The stated interest rate on the drawn revolver and delayed drawn term loan commitments represents a weighted average interest rate for the funded amounts of the investment.

(47)Wellpath Holdings, Inc. (“Wellpath”) filed for Chapter 11 bankruptcy on November 11, 2024. On May 9, 2025 Wellpath Holdings, Inc. consummated a court-approved restructuring pursuant to its Chapter 11 Plan of Reorganization. As part of this transaction, our existing First Lien Term Loan was restructured into new debt and equity positions in New WPCC Parent and our residual Second Lien Senior Secured Term Loan deficiency claims were exchanged for beneficial interests in the Wellpath Holdings, Inc. Liquidation Trust . Our recovery in the Trust is subject to a claim’s reconciliation process and the value of our interest is based on management’s current estimate of expected recovery, using Level 3 unobservable inputs.

(48)Investment provides future right to acquire voting securities not beneficially owned, subject to certain terms and conditions, including prior notice, which if exercised, could result in such investment becoming an affiliate or control investment.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
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
(12)Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets as calculated in accordance with regulatory requirements. As of June 30, 2024, our qualifying assets, as a percentage of total assets, stood at 83.78%. We monitor the status of these assets on an ongoing basis.
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2024 (Continued)

(35)The following table shows the composition of our investment portfolio at amortized cost by control designation, investment type and by industry as of June 30, 2024:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Amortized Cost Total
Control Investments
Aerospace & Defense	$54,739	$—	$—	$—	$55,581	$110,320
Commercial Services & Supplies	135,936	—	—	7,200	27,349	170,485
Construction & Engineering	83,858	—	—	—	12,053	95,911
Consumer Finance	540,191	—	—	—	82,842	623,033
Diversified Consumer Services	1,500	—	—	—	2,378	3,878
Energy Equipment & Services	123,189	—	—	—	221,800	344,989
Equity Real Estate Investment Trusts (REITs)	877,151	—	—	—	20,030	897,181
Health Care Providers & Services	316,428	—	—	—	45,118	361,546
Machinery	37,322	—	—	—	6,866	44,188
Media	29,723	—	—	—	—	29,723
Online Lending	20,630	—	—	—	—	20,630
Personal Products	98,601	—	—	—	221,795	320,396
Trading Companies & Distributors	35,135	—	—	—	32,500	67,635
Structured Finance (A)	190,500	—	—	—	—	190,500
Total Control Investments	$2,544,903	$—	$—	$7,200	$728,312	$3,280,415
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$11,594	$11,594
Total Affiliate Investments	$—	$—	$—	$—	$11,594	$11,594
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$92,897	$95,000	$—	$—	$—	$187,897
Automobile Components	22,124	66,850	—	—	25,697	114,671
Capital Markets	—	42,500	—	—	—	42,500
Commercial Services & Supplies	185,948	153,326	—	—	5,000	344,274
Communications Equipment	22,359	56,671	—	—	—	79,030
Distributors	224,726	89,853	—	—	—	314,579
Diversified Consumer Services	145,326	—	—	—	34,348	179,674
Diversified Financial Services	45,039	—	—	—	—	45,039
Diversified Telecommunication Services	9,405	122,165	—	—	—	131,570
Electrical Equipment	61,991	—	—	—	—	61,991
Food & Staples Retailing	26,743	—	—	—	—	26,743
Food Products	—	131,504	—	—	—	131,504
Health Care Providers & Services	255,534	113,145	—	—	9,496	378,175
Health Care Technology	133,620	—	—	—	—	133,620
Hotels, Restaurants & Leisure	27,582	—	—	—	—	27,582
Household Durables	118,705	—	—	—	3,501	122,206
Interactive Media & Services	120,594	—	—	—	—	120,594
Internet & Direct Marketing Retail	2,426	18,683	—	—	—	21,109
IT Services	196,461	148,451	—	—	—	344,912
Leisure Products	79,458	—	—	—	1	79,459
Machinery	50,399	9,994	—	—	—	60,393
Media	40,107	—	—	—	—	40,107
Pharmaceuticals	107,060	—	—	—	—	107,060
Professional Services	87,175	124,082	—	—	—	211,257
Software	—	52,405	—	—	—	52,405
Textiles, Apparel & Luxury Goods	173,114	—	—	—	—	173,114
Structured Finance (A)	—	—	623,700	—	—	623,700
Total Non-Control/Non-Affiliate	$2,228,793	$1,224,629	$623,700	$—	$78,043	$4,155,165
Total Portfolio Investment Cost	$4,773,696	$1,224,629	$623,700	$7,200	$817,949	$7,447,174
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2024 (Continued)

The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of June 30, 2024:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Control Investments
Aerospace & Defense	$54,739	$—	$—	$—	$12,184	$66,923	1.8%
Commercial Services & Supplies	73,487	—	—	7,200	22,885	103,572	2.8%
Construction & Engineering	83,858	—	—	—	232,561	316,419	8.5%
Consumer Finance	536,792	—	—	—	191,528	728,320	19.6%
Diversified Consumer Services	1,500	—	—	—	3,242	4,742	0.1%
Energy Equipment & Services	110,206	—	—	—	12,651	122,857	3.3%
Equity Real Estate Investment Trusts (REITs)	877,151	—	—	—	608,181	1,485,332	40.0%
Health Care Providers & Services	316,428	—	—	—	147,455	463,883	12.5%
Machinery	37,322	—	—	—	65,080	102,402	2.8%
Media	29,723	—	—	—	64,542	94,265	2.5%
Online Lending	20,630	—	—	—	—	20,630	0.6%
Personal Products	98,601	—	—	—	6,062	104,663	2.8%
Trading Companies & Distributors	35,135	—	—	—	32,932	68,067	1.8%
Structured Finance (A)	190,500	—	—	—	—	190,500	5.1%
Total Control Investments	$2,466,072	$—	$—	$7,200	$1,399,303	$3,872,575	104.3%
Fair Value % of Net Assets	66.4%	—%	—%	0.2%	37.7%	104.3%
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$18,069	$18,069	0.5%
Total Affiliate Investments	$—	$—	$—	$—	$18,069	$18,069	0.5%
Fair Value % of Net Assets	—%	—%	—%	—%	0.5%	0.5%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$84,933	$89,758	$—	$—	$—	$174,691	4.7%
Automobile Components	22,019	66,788	—	—	783	89,590	2.4%
Capital Markets	—	42,500	—	—	—	42,500	1.1%
Commercial Services & Supplies	186,116	153,500	—	—	14,042	353,658	9.5%
Communications Equipment	22,413	46,098	—	—	—	68,511	1.8%
Distributors	227,805	10,289	—	—	13,304	251,398	6.8%
Diversified Consumer Services	127,311	—	—	—	14,581	141,892	3.8%
Diversified Financial Services	45,039	—	—	—	—	45,039	1.2%
Diversified Telecommunication Services	9,456	122,670	—	—	—	132,126	3.6%
Electrical Equipment	61,991	—	—	—	—	61,991	1.7%
Food & Staples Retailing	22,251	—	—	—	—	22,251	0.6%
Food Products	—	126,145	—	—	—	126,145	3.4%
Health Care Providers & Services	251,765	88,148	—	—	18,125	358,038	9.6%
Health Care Technology	132,531	—	—	—	—	132,531	3.6%
Hotels, Restaurants & Leisure	21,550	—	—	—	—	21,550	0.6%
Household Durables	118,660	—	—	—	1,266	119,926	3.2%
Interactive Media & Services	120,594	—	—	—	—	120,594	3.2%
Internet & Direct Marketing Retail	2,406	15,987	—	—	—	18,393	0.5%
IT Services	196,323	147,225	—	—	—	343,548	9.3%
Leisure Products	79,291	—	—	—	—	79,291	2.1%
Machinery	50,645	10,000	—	—	—	60,645	1.6%
Media	40,107	—	—	—	—	40,107	1.1%
Pharmaceuticals	107,588	—	—	—	—	107,588	2.9%
Professional Services	86,031	76,948	—	—	—	162,979	4.4%
Software	—	47,813	—	—	—	47,813	1.3%
Textiles, Apparel & Luxury Goods	173,114	—	—	—	—	173,114	4.7%
Structured Finance (A)	—	—	531,690	—	—	531,690	14.3%
Total Non-Control/Non-Affiliate	$2,189,939	$1,043,869	$531,690	$—	$62,101	$3,827,599	103.1%
Fair Value % of Net Assets	59.0%	28.1%	14.3%	—%	1.7%	103.1%
Total Portfolio	$4,656,011	$1,043,869	$531,690	$7,200	$1,479,473	$7,718,243	207.9%
Fair Value % of Net Assets	125.4%	28.1%	14.3%	0.2%	39.9%	207.9%
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2024 (Continued)

(36)The interest rate on the below list of investments, which excludes those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of June 30, 2024:

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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)
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
We consolidate certain of our wholly owned and substantially wholly owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements and are collectively referred to as the “Consolidated Holding Companies”: Belnick Holdings of Delaware, LLC (“Belnick Delaware”); CP Holdings of Delaware LLC (“CP Holdings”); Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC (“First Tower Delaware”); MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc. (“NMMB Holdings”); NPH Property Holdings, LLC (“NPH”); Prospect Opportunity Holdings I, Inc. (“POHI”); SB Forging Company, Inc. (“SB Forging”); STI Holding, Inc.; UTP Holdings Group Inc. (“UTP Holdings”); Valley Electric Holdings I, Inc. (“Valley Holdings I”); and Valley Electric Holdings II, Inc. (“Valley Holdings II”).
We are externally managed by our investment adviser, Prospect Capital Management L.P. (“Prospect Capital Management” or the “Investment Adviser”). Prospect Administration LLC (“Prospect Administration” or the “Administrator”), a wholly-owned subsidiary of the Investment Adviser, provides administrative services and facilities necessary for us to operate.
Our investment objective is to generate both current income and long-term capital appreciation. We intend to invest primarily in privately owned United States (“U.S.”) middle market companies, in senior and secured first lien loans and, to a lesser extent, second lien loans, as well as equity and equity-linked investments with capital-appreciation potential (such as senior and secured convertible debt, preferred equity, common equity and warrants). Most of our investments will be in private U.S. companies; however, we may also invest to some extent in broadly-traded public companies and non-U.S. companies (subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies,” which are generally privately offered securities issued by U.S. private or thinly-traded companies). We are a non-diversified company within the meaning of the 1940 Act.

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
Reclassifications
Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the year ended June 30, 2025. See Note 12. Income Taxes and Note 16. Financial Highlights.
In our Form 10-K for the year ended June 30, 2024 filed on August 28, 2024, we previously reported total interest income of $770,312 and $760,785 for the years ended June 30, 2024 and June 30, 2023, from our control and non-control/non-affiliate investments, respectively, within our Consolidated Statement of Operations. In accordance with Regulation S-X 6-07.01 Statement of Operations – Investment Income and to conform to the presentation for the year ended June 30, 2025, we have subsequently reclassified portions of the prior year interest income to separately state the amounts attributable to payment-in-kind interest income.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of June 30, 2025 and June 30, 2024, our qualifying assets as a percentage of total assets, stood at 85.27% and 83.78%, respectively.
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
Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific identification method. Amounts for investments traded but not yet settled are reported in Due to Broker or Due from Broker, in the Consolidated Statements of Assets and Liabilities. As of June 30, 2025 and June 30, 2024, we have no assets going through foreclosure.
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
Investments for which market quotations are readily available are valued at such market quotations, subject to the quotations meeting sufficient volume and liquidity metrics.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectability of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and payment-in-kind (“PIK”) interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

placed back on accrual status, to the extent deemed collectible by management. As of June 30, 2025 and June 30, 2024, approximately 0.3% and 0.3%, respectively, of our total assets at fair value are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of June 30, 2025, we do not expect to have any excise tax due for the 2025 calendar year. Thus, we have not accrued any excise tax for this period.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of June 30, 2025, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations, and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2022 and thereafter remain subject to examination by the Internal Revenue Service.
Taxable Subsidiaries
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. As of June 30, 2025, and June 30, 2024, no net tax benefit or expense was recorded since they did not result in a material provision for income taxes. As of June 30, 2025, and June 30, 2024, the net deferred tax asset or liability was not material to the financial statements after taking into account valuation allowances.

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of June 30, 2025 and June 30, 2024, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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
We compute earnings per common share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Basic earnings per common share is calculated by dividing the net increase (decrease) in net assets resulting from operations applicable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share gives effect to all dilutive potential common shares outstanding using the if-converted method for our Convertible Preferred Stock and, prior to our full redemption of the 2025 Notes on March 3, 2025, our Convertible Notes (together, “convertible instruments”). Diluted earnings per share excludes all dilutive potential common shares if their effect is anti-dilutive.
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
Segment Reporting
In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

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
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”)”, which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended September 30, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective June 30, 2025 and concluded that the application of this guidance did not have a material impact on its consolidated financial statements. See Note 17 for more information on the effects of the adoption of ASU 2023-07.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact to its consolidated financial statements.

Note 3. Portfolio Investments
At June 30, 2025, we had investments in 97 long-term portfolio investments and CLOs, which had an amortized cost of $6,693,501 and a fair value of $6,673,516. At June 30, 2024, we had investments in 117 long-term portfolio investments and CLOs, which had an amortized cost of $7,447,174 and a fair value of $7,718,243.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $892,598 and $764,456 during the years ended June 30, 2025 and June 30, 2024, respectively. Debt repayments and considerations from sales of equity securities of approximately $1,302,673 and $584,193 were received during the years ended June 30, 2025 and June 30, 2024, respectively.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

The following table shows the composition of our investment portfolio as of June 30, 2025 and June 30, 2024:

	June 30, 2025		June 30, 2024
	Cost	Fair Value	Cost	Fair Value
First Lien Revolving Line of Credit	$83,721	$81,551	$87,589	$86,544
First Lien Debt (1)	4,636,795	4,381,227	4,686,107	4,569,467
Second Lien Revolving Line of Credit	—	—	5,147	4,987
Second Lien Debt	965,712	765,806	1,219,482	1,038,882
Unsecured Debt	7,200	5,403	7,200	7,200
Subordinated Structured Notes	37,840	35,002	623,700	531,690
Equity	962,233	1,404,527	817,949	1,479,473
Total Investments	$6,693,501	$6,673,516	$7,447,174	$7,718,243
(1) First lien debt includes loans that the Company classifies as “unitranche” and loans classified as “first lien last out”. The total amortized cost and fair value of the unitranche and/or last out loans were $201,585 and $166,464, respectively, as of June 30, 2025. The total amortized cost and fair value of the unitranche and/or last out loans were $22,359 and $22,413, respectively, as of June 30, 2024.

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2025:

	Level 1	Level 2	Level 3	Total
First Lien Revolving Line of Credit	$—	$—	$81,551	$81,551
First Lien Debt(1)	—	42,651	4,338,576	4,381,227
Second Lien Revolving Line of Credit	—	—	—	—
Second Lien Debt	—	39,434	726,372	765,806
Unsecured Debt	—	—	5,403	5,403
Subordinated Structured Notes	—	—	35,002	35,002
Equity	—	—	1,404,527	1,404,527
Total Investments	$—	$82,085	$6,591,431	$6,673,516
(1) First lien debt includes a loan that the Company classifies as “unitranche”. The total amortized cost and fair value of the unitranche loan was $201,585 and $166,464, respectively, as of June 30, 2025.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

The following tables show the aggregate changes in the fair value of our Level 3 investments during the year ended June 30, 2025:

	First Lien Revolving Line of Credit	First Lien Debt(2)	Second Lien Revolving Line of Credit	Second Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2024	$86,544	$4,519,816	$4,987	$1,038,882	$7,200	$531,690	$1,479,473	$7,668,592
Net realized (losses) gains on investments	—	(9,258)	—	(81,838)	12	(432,592)	4,361	(519,315)
Net change in unrealized (losses) gains	(1,125)	(134,545)	160	(20,233)	(1,797)	89,170	(219,225)	(287,595)
Net realized and unrealized (losses) gains	(1,125)	(143,803)	160	(102,071)	(1,785)	(343,422)	(214,864)	(806,910)
Purchases of portfolio investments(3)	57,591	578,939	(5,147)	55,694	—	—	109,282	796,359
Payment-in-kind interest	2,778	89,671	—	2,187	—	—	—	94,636
Accretion of discounts and premiums, net	56	5,511	—	1,253	—	—	—	6,820
Decrease to Subordinated Structured Notes cost, net(4)	—	—	—	—	—	(77,660)	—	(77,660)
Repayments and sales of portfolio investments(3)	(15,538)	(701,471)	—	(227,569)	(12)	(75,606)	(6,224)	(1,026,420)
Transfers within Level 3(1)(3)	(48,755)	10,706	—	1,189	—	—	36,860	—
Transfers out of Level 3(1)	—	(147,000)	—	(43,193)	—	—	—	(190,193)
Transfers into Level 3(1)	—	126,207	—	—	—	—	—	126,207
Fair value as of June 30, 2025	$81,551	$4,338,576	$—	$726,372	$5,403	$35,002	$1,404,527	$6,591,431

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the year ended June 30, 2025, two of our first lien notes and two of our second lien notes transferred out of Level 3 to Level 2 because inputs to the valuation became observable. During the year ended June 30, 2025, one of our first lien notes transferred out of Level 2 to Level 3 because inputs to the valuation became unobservable.
(2) First lien debt includes a loan that the Company classifies as “unitranche” and a loan classified as “first lien last out”. The total amortized cost and fair value of the unitranche and/or last out loans were $201,585 and $166,464, respectively, as of June 30, 2025. The total amortized cost and fair value of the unitranche and/or last out loans were $22,359 and $22,413, respectively, as of June 30, 2024.
(3) Includes reorganizations and restructuring of investments.
(4) Reduction to cost value of our Subordinated Structured Notes investments represents the difference between distributions received, or entitled to be received, for the year ended June 30, 2025, of $84,604 and the effective yield interest income recognized on our Subordinated Structured Notes of $14,017.
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
(2) First lien debt includes a loan that the Company classifies as “unitranche” and a loan classified as “first lien last out.” The total amortized cost and fair value of the unitranche and/or last out loans and were $22,359 and $22,413, respectively, as of June 30, 2024. The total amortized cost and fair value of the unitranche and/or last out loans were $49,625 and $48,332, respectively, as of June 30, 2023.
(3)Includes reorganizations and restructuring of investments.
(4) Reduction to cost value of our Subordinated Structured Notes investments represents the difference between distributions received, or entitled to be received, for the year ended June 30, 2024, of $119,125 and the effective yield interest income recognized on our Subordinated Structured Notes of $35,722.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

The year ended June 30, 2025 and June 30, 2024, respectively net change in unrealized (losses) gains on the investments that use Level 3 inputs was $(429,221) and $(135,905) for investments still held as of June 30, 2025 and June 30, 2024, respectively.
The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of June 30, 2025 and June 30, 2024:

	June 30, 2025			June 30, 2024
	Cost	Fair Value	% of Portfolio	Cost	Fair Value	% of Portfolio
Equity Real Estate Investment Trusts (REITs)	$922,647	$1,300,972	19.5%	$897,181	$1,485,332	19.1%
Consumer Finance	741,932	953,320	14.3%	623,033	728,320	9.4%
Healthcare Providers & Services	767,993	731,527	11.0%	739,721	821,921	10.6%
All Other Industries	4,260,929	3,687,697	55.2%	5,187,239	4,682,670	60.9%
Total	$6,693,501	$6,673,516	100.0%	$7,447,174	$7,718,243	100.0%
As of June 30, 2025 investments in California comprised 11.9% of our investments at fair value, with a cost of $1,083,513 and a fair value of $794,097. As of June 30, 2025 investments in Mississippi comprised 11.4% of our investments at fair value, with a cost of $483,318 and a fair value of $760,518. As of June 30, 2024 investments in California comprised 10.9% of our investments at fair value, with a cost of $970,217 and a fair value of $839,303. As of June 30, 2024 investments in Mississippi comprised 7.9% of our investments at fair value, with a cost of $456,138 and a fair value of $605,928.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2025 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (4)
First Lien Debt	$1,605,991	Discounted cash flow (Yield analysis)	Market yield	7.8%	to	28.9%	11.8%
First Lien Debt	902,617	Discounted cash flow	Discount Rate	6.5%	to	10.3%	7.3%
			Terminal Cap Rate	5.3%	to	8.3%	6.0%
First Lien Debt	630,095	Enterprise value waterfall (Market approach)	EBITDA multiple	4.8x	to	12.8x	10.6x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	14.5%	to	38.8%	17.2%
First Lien Debt	452,172	Enterprise value waterfall (Market approach)	Tangible book value multiple	3.0x	to	3.5x	3.5x
			Earnings multiple	8.0x	to	12.5x	12.5x
First Lien Debt	351,480	Enterprise value waterfall (Market approach)	EBITDA multiple	5.0x	to	11.5x	9.8x
First Lien Debt	236,073	Enterprise value waterfall (Market approach)	Revenue multiple	0.3x	to	2.0x	1.7x
First Lien Debt	78,736	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.4x	to	2.2x	2.2x
First Lien Debt	54,739	Enterprise value waterfall (Discounted cash flow)	Discount rate	6.0%	to	8.0%	6.0%
		Enterprise value waterfall	Indicative bid estimate	n/a			n/a
First Lien Debt	49,114	Enterprise value waterfall (Market approach)	Revenue multiple	0.4x	to	1.6x	0.9x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	15.5%	to	31.0%	17.8%
First Lien Debt	30,673	Discounted cash flow (Yield analysis)	Market yield	26.4%	to	26.4%	26.4%
		Option Pricing Model	Expected volatility	45.0%	to	55.0%	55.0%
		Enterprise value waterfall (Market approach)	EBITDA multiple	8.0x	to	9.0x	9.0x
First Lien Debt	11,852	Discounted cash flow (Yield analysis)	Market yield	17.2%	to	17.2%	17.2%
		Option Pricing Model	Expected volatility	45.0%	to	55.0%	55.0%
First Lien Debt	10,663	Enterprise value waterfall (Discounted cash flow)	Discount rate	10.0%	to	30.0%	15.3%
First Lien Debt	5,922	Option Pricing Model	Expected volatility	30.0%	to	40.0%	40.0%
Second Lien Debt	651,091	Discounted cash flow (Yield analysis)	Market yield	11.0%	to	48.5%	15.6%
Second Lien Debt	54,997	Enterprise value waterfall	Purchase price	n/a			n/a
Second Lien Debt	12,897	Asset recovery analysis	Recoverable amount	n/a			n/a
Second Lien Debt	7,387	Enterprise value waterfall (Market approach)	EBITDA multiple	4.8x	to	7.8x	6.3x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	14.5%	to	16.5%	15.5%
Subordinated Structured Notes	35,002	Discounted cash flow	Discount rate (2)	16.0%	to	60.2%	17.7%
Unsecured Debt	5,403	Enterprise value waterfall (Market approach)	EBITDA multiple	5.8x	to	7.0x	7.0x
Preferred Equity	89,912	Enterprise value waterfall (Market approach)	EBITDA multiple	4.3x	to	11.3x	8.9x
Preferred Equity	21,092	Option Pricing Model	Expected volatility	55.0%	to	70.0%	65.2%
		Enterprise value waterfall (Market approach)	EBITDA multiple	3.3x	to	6.8x	5.3x
Preferred Equity	10,914	Enterprise value waterfall (Discounted cash flow)	Discount rate	6.0%	to	8.0%	6.0%
		Enterprise value waterfall	Indicative bid estimate	n/a			n/a
Preferred Equity	6,697	Enterprise value waterfall (Market approach)	Revenue multiple	0.3x	to	2.0x	1.1x
Liquidation Trust	6,500	Deficiency claim analysis	Recoverable amount	n/a			n/a
Common Equity/Interests/Warrants	454,847	Enterprise value waterfall (Market approach)	EBITDA multiple	4.5x	to	11.5x	10.2x

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (4)
Common Equity/Interests/Warrants	354,269	Discounted cash flow	Discount rate	6.5%	to	10.3%	7.3%
			Terminal Cap Rate	5.3%	to	8.3%	6.0%
Common Equity/Interests/Warrants	308,346	Enterprise value waterfall (Market approach)	Tangible book value multiple	3.0x	to	3.5x	3.5x
			Earnings multiple	8.0x	to	12.5x	12.5x
Common Equity/Interests/Warrants	42,484	Enterprise value waterfall (Market approach)	EBITDA multiple	7.0x	to	12.8x	11.8x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	16.0%	to	38.8%	36.8%
Common Equity/Interests/Warrants (3)	32,206	Discounted cash flow	Discount rate	6.5%	to	10.3%	7.3%
			Terminal Cap Rate	5.3%	to	8.3%	6.0%
Common Equity/Interests/Warrants	26,817	Enterprise value waterfall (Discounted cash flow)	Discount rate	10.0%	to	30.0%	15.5%
Common Equity/Interests/Warrants	22,289	Enterprise value waterfall	Purchase price	n/a			n/a
Common Equity/Interests/Warrants (1)	11,880	Enterprise value waterfall	Discount rate (2)	12.3%	to	16.0%	13.0%
Common Equity/Interests/Warrants	11,660	Asset recovery analysis	Recoverable amount	n/a			n/a
Common Equity/Interests/Warrants	4,614	Enterprise value waterfall (Discounted cash flow)	Discount Rate	20.0%	to	30.0%	20.5%
Total Level 3 Investments	$6,591,431

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

In determining the range of values for our investments in CLOs, the independent valuation firm uses a discounted multi-path cash flow model. The valuations were accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view as well as to determine an appropriate call date (i.e., expected maturity). These risk factors are sensitized in the multi-path cash flow model using Monte Carlo simulations, to generate probability-weighted (i.e., multi-path) cash flows for the underlying assets and liabilities. These cash flows are discounted using appropriate market discount rates, and relevant data in the CLO market and certain benchmark credit indices are considered, to determine the value of each CLO investment. In addition, we generate a single-path cash flow utilizing our best estimate of expected cash receipts, and assess the reasonableness of the implied discount rate that would be effective for the value derived from the corresponding multi-path cash flow model. These investments are classified as Level 3 in the fair value hierarchy.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Changes in Valuation Techniques
During the year ended June 30, 2025, the valuation methodology for Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.) (“Aventiv”) for the Third Out Super Priority First Lien Term Loan changed from a combination of the yield analysis and market quotes to relying solely on market quotes, since market quotes were more active in the current period. The valuation methodology for the Second Out Super Priority First Lien Term Loan and Second Lien Term Loan changed from the yield analysis and a combination of the yield analysis and enterprise value waterfall, respectively, to solely the enterprise value waterfall, given the performance of Aventiv. The fair value of our investment in Aventiv’s Third Out Super Priority First Lien Term Loan, Second Out Super Priority First Lien Term Loan, and Second Lien Term Loan decreased to $19,550, $722, and $7,387, respectively, as of June 30, 2025, a discount of $8,404, $0, and $51,684, respectively, from its amortized cost, compared to the $54 unrealized premium, $0, and $10,573 unrealized discount, respectively, recorded at June 30, 2024.
During the year ended June 30, 2025, the valuation methodology for Belnick, LLC (d/b/a The Ubique Group) changed from the yield analysis to the enterprise value waterfall given the decline in company performance and increase in net leverage. As a result, the fair value of our investment in Belnick, LLC decreased to $51,166 as of June 30, 2025, a discount of $37,086 from its amortized cost, compared to the $302 unrealized discount recorded at June 30, 2024.
During the year ended June 30, 2025, the valuation methodology for Discovery Point Retreat, LLC for the Series A Preferred Stock changed from relying solely on the enterprise value waterfall, to relying on a combination of the enterprise value waterfall and Black-Scholes Option Pricing Method, to consider the optionality of the equity position given PSEC’s limited control. As a result of this methodology change, the fair value of our investment in Discovery Point Retreat’s Series A Preferred Stock decreased to $10,897, as of June 30, 2025, a premium of $2,947 from its amortized cost, compared to the $7,950 unrealized premium recorded at June 30, 2024.
During the year ended June 30, 2025, the valuation methodology for Nexus Buyer LLC (“IntraFi”) changed from relying on a combination of the yield analysis and market quotes, to relying solely on market quotes, since market quotes were more active in the current period. As a result of the quoted prices, the fair value of our investment is $21,500, as of June 30, 2025, which is equal to its amortized cost. The fair value of the investment at June 30, 2024 also equaled amortized cost.
During the year ended June 30, 2025, the valuation methodology for Shutterfly Finance, LLC for the First Lien Term Loan and Second Lien Term Loan changed from relying on the yield analysis and on a combination of the yield analysis and market quotes, respectively, to both relying solely on market quotes, since market quotes were more active in the current period. As a result of the quoted prices, the fair value of our investment in the First Lien Term Loan and Second Lien Term Loan is $2,406 and $17,934, as of June 30, 2025, a discount of $0 and $1,272 from its amortized cost, compared to the $20 and $2,696 unrealized discount recorded at June 30, 2024.
Credit Quality Indicators and Undrawn Commitments
As of June 30, 2025, $4,010,055 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR or SOFR floors ranging from 0.0% - 5.5%. As of June 30, 2025, $1,223,932 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 6.0% to 18.0%. As of June 30, 2024, $4,592,731 of our loans to portfolio companies, at fair value, bore interest at floating rates and have LIBOR or SOFR floors ranging from 0.0% to 5.5%. As of June 30, 2024, $1,114,349 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 6.0% to 20.0%.
As of June 30, 2025 and June 30, 2024, the cost basis of our loans on non-accrual status amounted to $273,713 and $215,880 respectively, with fair value of $23,654 and $25,327, respectively. The fair values of these investments represent approximately 0.3% and 0.3% of our total assets at fair value as of June 30, 2025 and June 30, 2024, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of June 30, 2025 and June 30, 2024, we had $40,707 and $34,771, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies of which $15,900 and $2,215 are considered at the Company’s sole discretion. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of June 30, 2025 and June 30, 2024 as they were all floating rate instruments that repriced frequently.
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
During the year ended June 30, 2025, we provided $96,995 of debt financing to NPRC to fund real estate capital expenditures and provide working capital.
During the year ended June 30, 2025, we received partial repayments of $285,386 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
During the year ended June 30, 2024, we provided $248,344 of debt financing and $4,600 of equity financing to NPRC to fund real estate capital expenditures, provide working capital, and to fund purchases of rated secured structured notes.
During the year ended June 30, 2024, we received partial repayments of $108,950 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
As of June 30, 2025, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $922,647 and a fair value of $1,300,972. The fair value of $1,289,092 related to NPRC’s real estate portfolio was comprised of forty-seven multi-family properties, five student housing properties, four senior living properties, and two commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of June 30, 2025:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Taco Bell, OK	Yukon, OK	6/4/2014	$1,719	$—
2	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
3	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	21,569
4	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	22,945
5	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	43,656
6	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	25,935
7	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	21,372
8	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	31,810
9	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	27,625
10	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	17,195
11	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	40,312
12	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,112
13	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,272
14	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	30,016
15	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,323
16	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	150,423
17	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	87,031
18	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	15,156
19	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	53,231
20	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,417
21	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	35,185
22	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
23	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	58,393
24	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,075
25	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
26	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,274
27	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
28	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
29	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	77,261
30	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,329
31	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,313
32	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
33	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	38,843
34	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
35	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
36	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
37	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
38	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
39	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	18,906
40	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
41	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,975
42	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,955
43	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,203
44	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,601
45	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	106,850
46	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	70,723
47	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
48	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	36,704
49	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	29,673
50	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	24,383
51	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
52	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
53	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
54	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
55	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
56	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,566
57	NPRC Apex Holdings LLC	Cincinnati, OH	1/19/2024	34,225	27,712
58	NPRC Parkton Holdings LLC	Cincinnati, OH	1/19/2024	45,775	37,090
				$2,534,216	$2,191,789
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
NPRC is a significant subsidiary due to income for the years ended June 30, 2024 and June 30, 2023 requiring we include the audited consolidated financial statements of NPRC for the years ended December 31, 2024 and December 31, 2023 as Exhibit 99.1 and years ended December 31, 2022 and December 31, 2021 as Exhibit 99.2. NPRC is also a significant subsidiary due to income for the year ended June 30, 2025 at a level which would otherwise require us to include summarized financial statements for NPRC; however, in accordance with Rule 3-09, the relevant consolidated financial statements of NPRC as of and for the year ended December 31, 2024 are provided within Exhibit 99.1.
First Tower Finance Company LLC (“First Tower Finance”) was identified as a significant subsidiary due to income for the year ended June 30, 2025 requiring we include the audited consolidated financial statements of First Tower Finance Company LLC and subsidiaries as of December 31, 2024 as Exhibit 99.3. First Tower Finance was identified as a significant subsidiary due to income for the year ended June 30, 2024 at a level which would otherwise require us to include summarized financial statements; however, in accordance with Rule 3-09 we have also included the unaudited consolidated financial statements of First Tower Finance Company LLC and subsidiaries as of and for the years ended December 31, 2023 and December 31, 2022 as Exhibit 99.4. First Tower was not identified as a significant subsidiary for the year ended June 30, 2023.

InterDent, Inc. (“InterDent”) was identified as a significant subsidiary due to income in accordance with Rule 4-08(g) for the years ended June 30, 2025 and June 30, 2023, but was not identified as a significant subsidiary for the year ended June 30, 2024.

Summarized financial information for InterDent is below:

Balance Sheet (1)	June 30, 2025	June 30, 2024
Current assets	$50,885	$49,766
Non-current assets	131,343	132,638
Current liabilities	76,752	74,041
Non-current liabilities	396,403	361,494

	For the six months ended	For the years ended December 31,
Summary Statement of Operations (1)	6/30/2025	2024	2023	2022
Total revenue	$164,314	$321,337	$320,763	$318,429
Gross profit	26,379	44,753	52,022	59,010
Net (loss)	$(19,147)	$(38,044)	$(13,681)	$(3,540)
(1) The fiscal year end of the portfolio company is December 31st compared to PSEC’s June 30th fiscal year end. All amounts are unaudited.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Note 4. Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, PCF, a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective June 28, 2024, we completed an extension and upsizing of the revolving credit facility (the “Revolving Credit Facility”). The lenders have extended commitments of $2,121,500 as of June 30, 2025. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $2,250,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extended the maturity date to June 28, 2029 and the revolving period through June 28, 2028, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements, among other items. The Revolving Credit Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. As of June 30, 2025, we were in compliance with the applicable covenants of the Revolving Credit Facility.
The interest rate on borrowings under the Revolving Credit Facility is one-month SOFR plus 205 basis points. Additionally, the lenders charge a fee on the unused portion of the revolving credit facility amount equal to either 40 basis points if more than 60% of the revolving credit facility amount is drawn, 70 basis points if more than 35% and an amount less than or equal to 60% of the revolving credit facility amount is drawn, or 150 basis points if an amount less than or equal to 35% of the revolving credit facility amount is drawn. The Revolving Credit Facility requires us to pledge assets as collateral in order to borrow under the Revolving Credit Facility. As of June 30, 2025, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility, had an aggregate fair value of $2,554,129, which represents 38.0% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $2,121,500. The release of any assets from PCF requires the approval of the facility agent.
For the year ended June 30, 2025, and June 30, 2024, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Year Ended June 30,
	2025	2024	2023
Average stated interest rate	6.73%	7.36%	5.89%
Average outstanding balance	$790,921	$1,037,466	971,222
As of June 30, 2025 and June 30, 2024, we had $570,532 and $830,124, respectively, available to us for borrowing under the Revolving Credit Facility, net of $856,322 and $794,796 outstanding borrowings as of the respective balance sheet dates.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $38,278 of fees, all of which are being amortized over the term of the facility. As of June 30, 2025 and June 30, 2024, $18,842 and $22,975, respectively, of the fees remain to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the years ended June 30, 2025, 2024, and 2023, we recorded $68,300, $87,585, and $64,851, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.

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
2025 Notes
On March 1, 2019, we issued $175,000 aggregate principal amount of senior convertible notes that mature on March 1, 2025 (the “2025 Notes”), unless previously converted or repurchased in accordance with their terms. We granted the underwriters a 13-day over-allotment option to purchase up to an additional $26,250 aggregate principal amount of the 2025 Notes. The underwriters fully exercised the over-allotment option on March 11, 2019, and we issued $26,250 aggregate principal amount of 2025 Notes at settlement on March 13, 2019. The 2025 Notes bore interest at a rate of 6.375% per year, payable semi-annually on March 1 and September 1 each year, beginning September 1, 2019. Total proceeds from the issuance of the 2025 Notes, net of underwriting discounts and offering costs, were $198,674.
As of June 30, 2024, the outstanding aggregate principal amount of the 2025 Notes was $156,168. On March 3, 2025, we repaid the remaining outstanding principal amount of $156,168 of the 2025 Notes, plus interest, at maturity.
Following the maturity of the 2025 Notes during the year ended June 30, 2025, none of the 2025 Notes remained outstanding.
As of June 30, 2025 and June 30, 2024, $0 and $395 of the original issue discount and $0 and $254, respectively, of the debt issuance costs remain to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the years ended June 30, 2025, 2024, and 2023, we recorded $7,287, $10,884, and $10,980, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
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
2026 Notes
On January 22, 2021, we issued $325,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Original 2026 Notes”). The Original 2026 Notes bore interest at a rate of 3.706% per year, payable semi-annually on July 22, and January 22 of each year, beginning on July 22, 2021. Total proceeds from the issuance of the 2026 Notes, net of underwriting discounts and offering costs, were $317,720. On February 19, 2021, we issued an additional $75,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Additional 2026 Notes”, and together with the Original 2026 Notes, the “2026 Notes”). The Additional 2026 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2026 Notes and bore interest at a rate of 3.706% per year, payable semi-annually on July 22 and January 22 of each year, beginning July 22, 2021. Total proceeds from the issuance of the Additional 2026 Notes, net of underwriting discounts and offering costs, were $74,061.
As of June 30, 2024, the outstanding aggregate principal amount of the 2026 Notes was $400,000. During the year ended June 30, 2025, we repurchased $57,053 aggregate principal amount of the 2026 Notes at a weighted average price of 97.44%, including commissions, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $1,264 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 2026 Notes.
During the year ended June 30, 2025, we commenced a tender offer to purchase for cash any and all of the aggregate principal amount of our outstanding 2026 Notes at a purchase price of 99.00%, plus accrued and unpaid interest. As a result, $135,731 aggregate principal amount of the 2026 Notes were validly tendered and accepted, and we recognized a net realized gain of $874 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the tendered 2026 Notes.
On June 18, 2025, we redeemed the remaining outstanding principal amount of $207,216 of the 2026 Notes, at a price of 100.00%, plus accrued and unpaid interest. The transaction resulted in our recognizing a loss of $998 during the year ended June 30, 2025. Following the redemption, none of the 2026 Notes remained outstanding.
3.364% 2026 Notes
On May 27, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on November 15, 2026 (the “3.364% 2026 Notes”). The 3.364% 2026 Notes bear interest at a rate of 3.364% per year, payable semi-annually on November 15, and May 15 of each year, beginning on November 15, 2021. Total proceeds from the issuance of the 3.364% 2026 Notes, net of underwriting discounts and offering costs, were $293,283. As of June 30, 2025 and June 30, 2024, the outstanding aggregate principal amount of the 3.364% 2026 Notes were $300,000 and $300,000, respectively.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

3.437% 2028 Notes
On September 30, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on October 15, 2028 (the “3.437% 2028 Notes”). The 3.437% 2028 Notes bear interest at a rate of 3.437% per year, payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2022. Total proceeds from the issuance of the 3.437% 2028 Notes, net of underwriting discounts and offering costs, were $291,798. As of June 30, 2025 and June 30, 2024, the outstanding aggregate principal amount of the 3.437% 2028 Notes were $300,000 and $300,000, respectively.
The 2023 Notes, the 6.375% 2024 Notes, the 2026 Notes, the 3.364% 2026 Notes, and the 3.437% 2028 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $8,919 and debt issuance costs of $7,565, which are being amortized over the term of the notes. As of June 30, 2025 and June 30, 2024, $3,566 and $6,462 of the original issue discount and $2,990 and $5,971, respectively, of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the years ended June 30, 2025, 2024, and 2023, we recorded $37,302, $42,702, and $57,361, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
Note 7. Prospect Capital InterNotes®
On February 13, 2020, we entered into a selling agent agreement with InspereX LLC (formerly known as “Incapital LLC”) (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with previously authorized selling agent agreements, the “InterNotes® Offerings”). On February 8, 2023, our Board of Directors reauthorized $1,000,000 of Prospect Capital InterNotes® for sale under the Selling Agent Agreement. Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of June 30, 2025 and June 30, 2024, $647,232 and $504,028 aggregate principal amount of Prospect Capital InterNotes® were outstanding.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the year ended June 30, 2025, we issued $151,592 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $149,431. These notes were issued with stated interest rates ranging from 6.50% to 8.00% with a weighted average interest rate of 7.15%. These notes will mature between July 15, 2027 and December 15, 2034. The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2025:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$60,429	6.50% – 7.50%	6.96%	July 15, 2027 – July 15, 2028
5	48,993	6.75% – 7.75%	7.18%	July 15, 2029 – July 15, 2030
7	718	8.00% – 8.00%	8.00%	May 15, 2032 – July 15, 2032
10	41,452	7.00% – 7.75%	7.39%	July 15, 2034 – December 15, 2034
	$151,592

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

During the year ended June 30, 2024, we issued $156,840 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $154,511. These notes were issued with stated interest rates ranging from 5.75% to 8.00% with a weighted average interest rate of 7.14%. These notes will mature between July 15, 2026 and November 15, 2043.

The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2024:

Tenor at Origination (in years)	Principal Amount	Interest Rate	Weighted Average Interest Rate	Maturity Date Range
3	$54,209	5.75% - 7.25%	6.72%	July 15, 2026 – June 15, 2027
5	47,685	6.75% - 7.75%	7.20%	November 15, 2028 – June 15, 2029
6	899	6.00% - 6.25%	6.02%	July 15, 2029 – November 15, 2029
7	6,467	7.50% - 8.00%	7.87%	November 15, 2030 – December 15, 2030
10	45,674	6.25% - 8.00%	7.54%	July 15, 2033 – June 15, 2034
20	1,906	6.50% - 7.50%	6.58%	July 15, 2043 – November 15, 2043
	$156,840
During the year ended June 30, 2025, we repaid $6,889 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option of the InterNotes®. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the year ended June 30, 2025 was $168.

The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2025:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$123,367	5.00% – 7.50%	6.75%	October 15, 2025 – July 15, 2028
5	192,095	2.25% – 7.75%	5.26%	January 15, 2026 – July 15, 2030
6	18,312	3.00% – 6.25%	3.56%	June 15, 2027 – November 15, 2029
7	35,069	2.75% – 8.00%	4.14%	January 15, 2028 – July 15, 2032
8	3,190	3.40% – 3.50%	3.45%	June 15, 2029 – July 15, 2029
10	163,288	3.15% – 8.00%	5.86%	August 15, 2029 – December 15, 2034
12	13,404	3.70% – 4.00%	3.95%	June 15, 2033 – July 15, 2033
15	13,631	3.50% – 4.50%	3.84%	July 15, 2036 – February 15, 2037
18	2,949	4.50% – 5.50%	4.82%	January 15, 2031 – April 15, 2031
20	3,864	5.75% – 7.50%	6.23%	November 15, 2032 – November 15, 2043
25	7,287	6.25% – 6.50%	6.37%	November 15, 2038 – May 15, 2039
30	70,776	4.00% – 6.63%	5.38%	November 15, 2042 – March 15, 2052
Principal Outstanding	$647,232
Unamortized Debt Issuance	(8,687)
Carrying Amount	$638,545

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
The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2024:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$64,439	2.50% - 7.25%	6.46%	February 15, 2025 – June 15, 2027
5	143,554	2.25% - 7.75%	4.60%	January 15, 2026 – June 15, 2029
6	18,348	3.00% - 6.25%	3.56%	June 15, 2027 – November 15, 2029
7	34,601	2.75% - 8.00%	4.05%	January 15, 2028 – December 15, 2030
8	3,215	3.40% - 3.50%	3.45%	June 15, 2029 – July 15, 2029
10	123,477	3.15% - 8.00%	5.30%	August 15, 2029 – June 15, 2034
12	13,748	3.70% - 4.00%	3.95%	June 15, 2033 – July 15, 2033
15	14,016	3.50% - 4.50%	3.84%	July 15, 2036 – February 15, 2037
18	2,949	4.50% - 5.50%	4.82%	January 15, 2031 – April 15, 2031
20	3,864	5.75% - 7.50%	6.23%	November 15, 2032 – November 15, 2043
25	7,494	6.25% - 6.50%	6.37%	November 15, 2038 – May 15, 2039
30	74,323	4.00% - 6.63%	5.34%	November 15, 2042 – March 15, 2052
Principal Outstanding	$504,028
Unamortized debt issuance	(7,999)
Carrying Amount	$496,029
During the years ended June 30, 2025, 2024, and 2023, we recorded $35,386, $19,075, and $15,012, respectively, of interest costs and amortization of financings costs on the Prospect Capital InterNotes® as interest expense.
Note 8. Fair Value and Maturity of Debt Outstanding
As of June 30, 2025, our asset coverage ratio stood at 319.4% based on the outstanding principal amount of our senior securities representing indebtedness of $2,103,554 and our asset coverage ratio on our senior securities that are stock was 173.3%. As of June 30, 2024, our asset coverage ratio stood at 315.5% based on the outstanding principal amount of our senior securities representing indebtedness of $2,454,992 and our asset coverage ratio on our senior securities that are stock was 184.8%. See Note 9. Equity Offerings, Offering Expenses and Distributions for additional discussion on our senior securities that are stock.
Information about our senior securities is shown in the following table as of the end of each of the last ten fiscal years and as of June 30, 2025:

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Credit Facility
Fiscal 2025 (as of June 30, 2025)	$856,322	$7,846	—	—
Fiscal 2024 (as of June 30, 2024)	794,796	9,746	—	—
Fiscal 2023 (as of June 30, 2023)	1,014,703	7,639	—	—
Fiscal 2022 (as of June 30, 2022)	839,464	9,015	—	—
Fiscal 2021 (as of June 30, 2021)	356,937	17,408	—	—
Fiscal 2020 (as of June 30, 2020)	237,536	22,000	—	—
Fiscal 2019 (as of June 30, 2019)	167,000	34,298	—	—
Fiscal 2018 (as of June 30, 2018)	37,000	155,503	—	—
Fiscal 2017 (as of June 30, 2017)	—	—	—	—
Fiscal 2016 (as of June 30, 2016)	—	—	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Fiscal 2015 (as of June 30, 2015)	368,700	18,136	—	—

2015 Notes(4)
Fiscal 2015 (as of June 30, 2015)	$150,000	$2,241	—	—

2016 Notes(5)
Fiscal 2016 (as of June 30, 2016)	$167,500	$2,269	—	—
Fiscal 2015 (as of June 30, 2015)	167,500	2,241	—	—

2017 Notes(6)
Fiscal 2017 (as of June 30, 2017)	$50,734	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	129,500	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	130,000	2,241	—	—

2018 Notes(7)
Fiscal 2017 (as of June 30, 2017)	$85,419	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—

2019 Notes(8)
Fiscal 2018 (as of June 30, 2018)	$101,647	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	200,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—

5.00% 2019 Notes(9)
Fiscal 2018 (as of June 30, 2018)	$153,536	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	300,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	300,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	300,000	2,241	—	—

2020 Notes(12)
Fiscal 2019 (as of June 30, 2019)	$224,114	$2,365	—	—
Fiscal 2018 (as of June 30, 2018)	392,000	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	392,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	392,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	392,000	2,241	—	—

2022 Notes(16)
Fiscal 2022 (as of June 30, 2022)	$60,501	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	111,055	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	258,240	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	328,500	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	328,500	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	225,000	2,251	—	—

2023 Notes(10)(17)
Fiscal 2022 (as of June 30, 2022)	$284,219	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	284,219	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	319,145	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	318,863	2,365	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Fiscal 2018 (as of June 30, 2018)	318,675	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	248,507	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	248,293	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	248,094	2,241	—	—

2024 Notes(13)
Fiscal 2020 (as of June 30, 2020)	$233,788	$2,408	—	$959
Fiscal 2019 (as of June 30, 2019)	234,443	2,365	—	1,002
Fiscal 2018 (as of June 30, 2018)	199,281	2,452	—	1,029
Fiscal 2017 (as of June 30, 2017)	199,281	2,251	—	1,027
Fiscal 2016 (as of June 30, 2016)	161,364	2,269	—	951

6.375% 2024 Notes(10)(18)
Fiscal 2023 (as of June 30, 2023)	$81,240	$2,970	—	—
Fiscal 2022 (as of June 30, 2022)	81,240	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	81,389	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	99,780	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	99,726	2,365	—	—

2025 Notes(19)
Fiscal 2024 (as of June 30, 2024)	$156,168	$3,155	—	—
Fiscal 2023 (as of June 30, 2023)	156,168	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	156,168	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	156,168	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	201,250	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	201,250	2,365	—	—

2026 Notes(20)
Fiscal 2024 (as of June 30, 2024)	$400,000	$3,155	—	—
Fiscal 2023 (as of June 30, 2023)	400,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	400,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	400,000	2,740	—	—

3.364% 2026 Notes
Fiscal 2025 (as of June 30, 2025)	$300,000	$3,194	—	—
Fiscal 2024 (as of June 30, 2024)	300,000	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	300,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	300,000	2,740	—	—

3.437% 2028 Notes
Fiscal 2025 (as of June 30, 2025)	$300,000	$3,194	—	—
Fiscal 2024 (as of June 30, 2024)	300,000	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	300,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—

2028 Notes(14)
Fiscal 2020 (as of June 30, 2020)	$70,761	$2,408	—	$950
Fiscal 2019 (as of June 30, 2019)	70,761	2,365	—	984
Fiscal 2018 (as of June 30, 2018)	55,000	2,452	—	1,004

2029 Notes(15)

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Fiscal 2021 (as of June 30, 2021)	$69,170	$2,740	—	$1,028
Fiscal 2020 (as of June 30, 2020)	69,170	2,408	—	970
Fiscal 2019 (as of June 30, 2019)	69,170	2,365	—	983

Prospect Capital InterNotes®
Fiscal 2025 (as of June 30, 2025)	$647,232	$3,194	—	—
Fiscal 2024 (as of June 30, 2024)	504,028	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	358,105	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	347,564	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	508,711	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	680,229	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	707,699	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	760,924	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	980,494	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	908,808	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	827,442	2,241	—	—

Floating Rate Preferred Stock
Fiscal 2025 (as of June 30, 2025)	$229,771	$43	$25	$—
Fiscal 2024 (as of June 30, 2024)	129,198	46	25	—

7.50% Preferred Stock
Fiscal 2025 (as of June 30, 2025)	$51,575	$43	$25	$—

6.50% Preferred Stock
Fiscal 2025 (as of June 30, 2025)	$659,069	$43	$25	$—
Fiscal 2024 (as of June 30, 2024)	704,044	46	25	—
Fiscal 2023 (as of June 30, 2023)	533,216	47	25	—

5.50% Preferred Stock
Fiscal 2025 (as of June 30, 2025)	$701,205	$43	$25	—
Fiscal 2024 (as of June 30, 2024)	772,133	46	25	—
Fiscal 2023 (as of June 30, 2023)	870,268	47	25	—
Fiscal 2022 (as of June 30, 2022)	590,197	54	25	—
Fiscal 2021 (as of June 30, 2021)	137,040	65	25	—

5.35% Preferred Stock
Fiscal 2025 (as of June 30, 2025)	$131,279	$43	$25	$17.12
Fiscal 2024 (as of June 30, 2024)	131,279	46	$25	17.25
Fiscal 2023 (as of June 30, 2023)	149,066	47	$25	15.98
Fiscal 2022 (as of June 30, 2022)	150,000	54	$25	21.08

All Senior Securities(10)(11)
Fiscal 2025 (as of June 30, 2025)	$3,876,453	$1,733	—	—
Fiscal 2024 (as of June 30, 2024)	4,191,646	1,848	—	—
Fiscal 2023 (as of June 30, 2023)	4,162,766	1,862	—	—
Fiscal 2022 (as of June 30, 2022)	3,509,353	2,156	—	—
Fiscal 2021 (as of June 30, 2021)	2,404,689	2,584	—	—
Fiscal 2020 (as of June 30, 2020)	2,169,899	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	2,421,526	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	2,346,563	2,452	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Fiscal 2017 (as of June 30, 2017)	2,681,435	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	2,707,465	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	2,983,736	2,241	—	—

(1)     Except for the per unit data noted in footnote 2 and 3 below, the total amount of each class of senior securities outstanding at the end of the year/period presented (in 000’s).
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
(11)While we do not consider commitments to fund under revolving arrangements to be Senior Securities, if we were to elect to treat such unfunded commitments, which were $40,707 as of June 30, 2025 as Senior Securities for purposes of Section 18 of the 1940 Act, our asset coverage per unit would be $1,715.
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
(20)We redeemed the 2026 Notes on June 18, 2025.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

The following table shows our outstanding debt as of June 30, 2025:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value		Effective Interest Rate
Revolving Credit Facility		$856,322	$18,842	$856,322	(1)	$856,322	(2)	1M SOFR +	2.05%	(5)

3.364%	2026 Notes	300,000	2,019	297,981		286,707	(3)	3.87%		(6)
3.437%	2028 Notes	300,000	4,537	295,463		268,671	(3)	3.93%		(6)
Public Notes		600,000		593,444		555,378

Prospect Capital InterNotes®		647,232	8,687	638,545		607,339	(4)	5.85%		(7)
Total		$2,103,554		$2,088,311		$2,019,039
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
The following table shows the contractual maturities by fiscal year of our Revolving Credit Facility, Public Notes and Prospect Capital InterNotes® as of June 30, 2025:

	Payments Due by Fiscal Year ending June 30,
	Total	2026	2027	2028	2029	2030	After 5 Years
Revolving Credit Facility	$856,322	$—	$—	$—	$856,322	$—	$—
Public Notes	600,000	—	300,000	—	300,000	—	—
Prospect Capital InterNotes®	647,232	38,147	127,798	74,913	73,273	70,718	262,383
Total Contractual Obligations	$2,103,554	$38,147	$427,798	$74,913	$1,229,595	$70,718	$262,383
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
During the year ended June 30, 2025, we did not repurchase shares of Series A Preferred Stock.
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
During the year ended June 30, 2025, we exchanged an aggregate of 195,938 Series M1 Preferred Stock for an aggregate of 10,842, 142,054, and 43,040 newly-issued Series M3 Preferred Stock, Series M4 Preferred Stock, and Series M5 Preferred Stock respectively. Additionally during the year ended June 30, 2025, we exchanged an aggregate of 294,040 Series M3 Preferred Stock for an aggregate of 266,878 and 27,160 newly-issued Series M4 Preferred Stock and newly-issued Series M5 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act.
The Series M3 Preferred Stock, Series M4 Preferred Stock, and Series M5 Preferred Stock issued in the exchanges were issued in each case to an existing security holder of the Company exclusively in exchange for such holder’s securities. No commission or other remuneration was paid or given for soliciting the exchange. Stockholders who exchange Series M1 Preferred Stock for Series M3 Preferred Stock or Series M4 Preferred Stock or Series M3 Preferred Stock for Series M4 Preferred Stock or Series M5 Preferred Stock will receive unpaid dividends on their Series M1 Preferred Stock or Series M3 Preferred Stock accrued to, but not including, the Exchange Exercise Date, plus any fractional amount of a Series M1 Preferred Stock or Series M3 Preferred Stock exchanged multiplied by $25.00 in cash. Upon settlement, the carrying amount (including any premiums or discounts and a proportional amount of any issuance costs) of the Series M1 Preferred Stock or Series M3 Preferred Stock are reclassified to Series M3 Preferred Stock, Series M4 Preferred Stock, or Series M5 Preferred Stock, respectively, with no gain or loss recognized.
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
For so long as the Series A Preferred Stock, the Floating Rate Preferred Stock, or 7.50% Preferred Stock are outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, if dividends on the Preferred Stock have accumulated and been unpaid for a period of two years, a possibility of redemption outside of the Company’s control exists and, in accordance with ASC 480, we have presented our 5.50% Preferred Stock, 6.50% Preferred Stock, and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of June 30, 2025 and June 30, 2024.
The Floating Rate Preferred Stock and 7.50% Preferred Stock are redeemable at the election of the holder at any time; therefore, is probable of redemption outside of the Company’s control. As a result, the Floating Rate Preferred Stock and 7.50% Preferred Stock are classified within temporary equity on our Consolidated Statement of Assets and Liabilities as of June 30, 2025 and are accreted to redemption value upon issuance. Accretion to redemption value is treated as an adjustment to net increase (decrease) in net assets resulting from operations applicable to common stockholders on our Consolidated Statement of Operations.
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
Our distributions to our 5.50% Preferred Stock holders, 6.50% Preferred Stock holders, 7.50% Preferred Stock holders, Floating Rate Preferred Stock holders and 5.35% Series A Preferred Stock holders for the year ended June 30, 2025 and June 30, 2024, are summarized in the following table:

Declaration Date	Record Date	Payment Date	Amount ($ per share), before pro ration for partial periods	Amount Distributed
5.50% Preferred Stock holders
5/8/2024	7/17/2024	8/1/2024	$0.114583	$3,516
5/8/2024	8/15/2024	9/3/2024	0.114583	3,491
8/28/2024	9/18/2024	10/1/2024	0.114583	3,430
8/28/2024	10/16/2024	11/1/2024	0.114583	3,406
8/28/2024	11/20/2024	12/2/2024	0.114583	3,394
11/8/2024	12/18/2024	1/2/2025	0.114583	3,376
11/8/2024	1/22/2025	2/3/2025	0.114583	3,361
11/8/2024	2/19/2025	3/3/2025	0.114583	3,341
2/10/2025	3/19/2025	4/1/2025	0.114583	3,307
2/10/2025	4/18/2025	5/1/2025	0.114583	3,259
2/10/2025	5/21/2025	6/2/2025	0.114583	3,245
5/18/2025	6/18/2025	7/1/2025	0.114583	3,220
Distributions for the year ended June 30, 2025				$40,346

5/9/2023	7/19/2023	8/1/2023	$0.114583	$3,968
5/9/2023	8/16/2023	9/1/2023	0.114583	3,961
8/29/2023	9/20/2023	10/2/2023	0.114583	3,907
8/29/2023	10/18/2023	11/1/2023	0.114583	3,883
8/29/2023	11/15/2023	12/1/2023	0.114583	3,879
11/8/2023	12/20/2023	1/2/2024	0.114583	3,854
11/8/2023	1/17/2024	2/1/2024	0.114583	3,845
11/8/2023	2/21/2024	3/1/2024	0.114583	3,831
2/8/2024	3/20/2024	4/1/2024	0.114583	3,821
2/8/2024	4/17/2024	5/1/2024	0.114583	3,755
2/8/2024	5/22/2024	6/3/2024	0.114583	3,699
5/8/2024	6/18/2024	7/1/2024	0.114583	3,677
Distributions for the year ended June 30, 2024				$46,080

6.50% Preferred Stock holders
5/8/2024	7/17/2024	8/1/2024	$0.135417	$3,803
5/8/2024	8/15/2024	9/3/2024	0.135417	3,785
8/28/2024	9/18/2024	10/1/2024	0.135417	3,749
8/28/2024	10/16/2024	11/1/2024	0.135417	3,702
8/28/2024	11/20/2024	12/2/2024	0.135417	3,696
11/8/2024	12/18/2024	1/2/2025	0.135417	3,686
11/8/2024	1/22/2025	2/3/2025	0.135417	3,665

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Declaration Date	Record Date	Payment Date	Amount ($ per share), before pro ration for partial periods	Amount Distributed
11/8/2024	2/19/2025	3/3/2025	0.135417	3,627
2/10/2025	3/19/2025	4/1/2025	0.135417	3,607
2/10/2025	4/18/2025	5/1/2025	0.135417	3,594
2/10/2025	5/21/2025	6/2/2025	0.135417	3,582
5/8/2025	6/18/2025	7/1/2025	0.135417	3,571
Distributions for the year ended June 30, 2025				$44,067

5/9/2023	7/19/2023	8/1/2023	0.135417	$2,978
5/9/2023	8/16/2023	9/1/2023	0.135417	3,111
8/29/2023	9/20/2023	10/2/2023	0.135417	3,279
8/29/2023	10/18/2023	11/1/2023	0.135417	3,375
8/29/2023	11/15/2023	12/1/2023	0.135417	3,512
11/8/2023	12/20/2023	1/2/2024	0.135417	3,627
11/8/2023	1/17/2024	2/1/2024	0.135417	3,719
11/8/2023	2/21/2024	3/1/2024	0.135417	3,749
2/8/2024	3/20/2024	4/1/2024	0.135417	3,777
2/8/2024	4/17/2024	5/1/2024	0.135417	$3,753
2/8/2024	5/22/2024	6/3/2024	0.135417	$3,807
5/8/2024	6/18/2024	7/1/2024	0.135417	$3,811
Distributions for the year ended June 30, 2024				$42,498

Floating Rate Preferred Stock holders
5/8/2024	7/17/2024	8/1/2024	$0.152550	$876
5/8/2024	8/15/2024	9/3/2024	0.152550	1,052
8/28/2024	9/18/2024	10/1/2024	0.151584	1,111
8/28/2024	10/16/2024	11/1/2024	0.151584	1,225
8/28/2024	11/20/2024	12/2/2024	0.151584	1,314
11/8/2024	12/18/2024	1/2/2025	0.138583	1,262
11/8/2024	1/22/2025	2/3/2025	0.138583	$1,290
11/8/2024	2/19/2025	3/3/2025	0.138583	$1,276
2/10/2025	3/19/2025	4/1/2025	0.135417	$1,231
2/10/2025	4/18/2025	5/1/2025	0.135417	$1,244
2/10/2025	5/21/2025	6/2/2025	0.135417	$1,245
5/8/2025	6/18/2025	7/1/2025	0.135417	$1,245
Distributions for the year ended June 30, 2025				$14,371

Floating Rate Preferred Stock holders
1/25/2024	2/21/2024	3/1/2024	$0.152830	$81
2/8/2024	3/20/2024	4/1/2024	0.152564	227
2/8/2024	4/17/2024	5/1/2024	0.152564	436
2/8/2024	5/22/2024	6/3/2024	0.152564	585
5/8/2024	6/18/2024	7/1/2024	0.152550	753
Distributions for the year ended June 30, 2024				$2,082

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Declaration Date	Record Date	Payment Date	Amount ($ per share), before pro ration for partial periods	Amount Distributed

5.35% Preferred Stock holders
5/8/2024	7/17/2024	8/1/2024	$0.334375	$1,756
8/28/2024	10/16/2024	11/1/2024	0.334375	1,756
11/8/2024	1/22/2025	2/3/2025	0.334375	1,756
2/10/2025	4/18/2025	5/1/2025	0.334375	$1,756
Distributions for the year ended June 30, 2025				$7,024

5/9/2023	7/19/2023	8/1/2023	$0.334375	$1,983
8/29/2023	10/18/2023	11/1/2023	0.334375	1,967
11/8/2023	1/17/2024	2/1/2024	0.334375	1,756
2/8/2024	4/17/2024	5/1/2024	0.334375	1,756
Distributions for the year ended June 30, 2024				$7,462

7.50% Preferred Stock holders
1/17/2025	1/22/2025	2/3/2025	$0.156250	$15
1/17/2025	2/19/2025	3/3/2025	0.156250	78
2/10/2025	3/19/2025	4/1/2025	0.156250	149
2/10/2025	4/18/2025	5/1/2025	0.156250	218
2/10/2025	5/21/2025	6/2/2025	0.156250	264
5/8/2025	6/18/2025	7/1/2025	0.15625	$299
Distributions for the year ended June 30, 2025				$1,023

The above table includes dividends paid during the year ended June 30, 2025. It does not include distributions previously declared to the 5.50% Preferred Stock holders, 6.50% Preferred Stock holders, 7.50% Preferred Stock holders, Floating Rate Preferred Stock holders and 5.35% Series A Preferred Stock holders of record for any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and paid subsequent to June 30, 2025:
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on July 23, 2025 with a payment date of August 1, 2025.
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on August 20, 2025 with a payment date of September 2, 2025.
•$0.135417 per share (before pro ration for partial period holders of record) for 6.50% Preferred Stock holders of record on July 23, 2025 with a payment date of August 1, 2025.
•$0.135417 per share (before pro ration for partial period holders of record) for 6.50% Preferred Stock holders of record on August 20, 2025 with a payment date of September 2, 2025
•$0.135417 per share (before pro ration for partial period holders of record) for Floating Rate Preferred Stock holders of record on July 23, 2025 with a payment date of August 1, 2025.
•$0.135417 per share (before pro ration for partial period holders of record) for Floating Rate Preferred Stock holders of record on August 20, 2025 with a payment date of September 2, 2025.
•$0.334375 per share (before pro ration for partial period holders of record) for 5.35% Series A Preferred Stock holders of record on July 23, 2025 with a payment date of August 1, 2025.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

•$0.156250 per share (before pro ration for partial period holders of record) for 7.50% Preferred Stock holders of record on July 23, 2025 with a payment date of August 1, 2025.
•$0.156250 per share (before pro ration for partial period holders of record) for 7.50% Preferred Stock holders of record on August 20, 2025 with a payment date of September 2, 2025.
As of June 30, 2025, we have accrued approximately $3 and $1,171 in dividends that have not yet been paid for our 7.50% Preferred Stock holders and 5.35% Series A Preferred Stock holders, respectively.
The following table shows our outstanding Preferred Stock as of June 30, 2025:

Series	Maximum Offering Size (Shares)		Maximum Aggregate Liquidation Preference of Offering		Inception to Date Preferred Shares Issued via Offering	Inception to Date Liquidation Preference Issued via Offering		Preferred Stock Outstanding		Liquidation Preference Outstanding
Series A1	90,000,000	(1)	$2,250,000	(1)	31,448,021	$786,201		26,763,091	(4)	$669,077
Series M1	90,000,000	(1)	2,250,000	(1)	4,110,318	102,758		1,122,110	(4)	28,053
Series M2	90,000,000	(1)	2,250,000	(1)	—	—		—		—
Series A3	90,000,000	(1)	2,250,000	(1)	25,020,192	625,505		24,081,697	(4)	602,042
Series M3	90,000,000	(1)	2,250,000	(1)	3,490,259	87,256		2,281,053	(4)	57,026
Series A4	90,000,000	(1)	2,250,000	(1)	7,025,668	175,642		6,981,297	(5)	174,532
Series M4	90,000,000	(1)	2,250,000	(1)	938,860	23,472		2,209,528	(5)	55,238
Series A5	90,000,000	(1)	2,250,000	(1)	1,645,964	41,149		1,647,217		41,180
Series M5	90,000,000	(1)	2,250,000	(1)	345,478	8,637		415,787		10,395
Series AA1	10,000,000	(2)	250,000	(2)	—	—		—		—
Series MM1	10,000,000	(2)	250,000	(2)	—	—		—		—
Series AA2	10,000,000	(2)	250,000	(2)	—	—		—		—
Series MM2	10,000,000	(2)	250,000	(2)	—	—		—		—
Series A2	187,000		4,675		187,000	4,675		163,000	(4)	4,075
Series A	6,000,000		150,000		6,000,000	150,000		5,251,157	(6)	131,279
Total	106,187,000	(3)	$2,654,675	(3)	80,211,760	$2,005,294	(7)	70,915,937		$1,772,897
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
(3) The authorized maximum offering size of Preferred Stock as of June 30, 2025 is 106,187,000 shares, par value $0.001 per share, with an aggregate liquidation preference of $2,654,675, a liquidation preference of $25.00 per share. The totals referenced in the above table are in light of the combined maximum offering amounts for the various series of shares identified in footnote 1 and footnote 2 and the table columns are not intended to foot.
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
(7) Does not foot due to rounding.
Preferred Stock issued prior to the issuance of our 5.35% Series A Preferred Stock has a carrying value equal to liquidation value per share on our Consolidated Statements of Assets and Liabilities. Subsequent issuances of our Preferred Stock classified as temporary equity are recorded net of issuance costs, with the Floating Rate Preferred Stock and 7.50% Preferred Stock immediately accreted to redemption value as discussed above. The carrying value of all Preferred Stock is inclusive of cumulative accrued and unpaid dividends as of June 30, 2025 and June 30, 2024.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Series A1, Series A2, Series M1, Series A3, and Series M3 shares outstanding are net of dividend reinvestments paid and conversions to common stock in accordance with their liquidation features. Series A4, Series M4, Series A5, and Series M5 shares outstanding are net of dividend reinvestments paid and redemptions in accordance with their liquidation features. Series A shares outstanding are net of shares repurchased via the authorized repurchase of Series A Preferred Stock. Series M shares outstanding are net of shares exchanged for shares of alternative Series M stock. The following tables show such activity during the year ended June 30, 2025:

Series	June 30, 2024 Shares Outstanding	Shares Issued		Shares issued through Preferred Stock DRIP	Exchanges		Redemptions/Repurchases(1)		June 30, 2025 Shares Outstanding
Series A1	28,932,457	—		66,115	—		(2,235,479)		26,763,091	(2)
Series M1	1,788,851	—		758	(195,938)		(471,561)		1,122,110
Series A3	24,810,648	87,237		76,763	—		(892,951)		24,081,697
Series M3	3,351,101	17,000		3,220	(283,198)		(807,069)		2,281,053	(2)
Series A4	3,766,166	3,260,346		13,125	—		(58,341)		6,981,297	(2)
Series M4	1,401,747	428,912		2,775	408,932		(32,838)		2,209,528
Series A5	—	1,645,964		1,252	—		—		1,647,217	(2)
Series M5	—	345,478		108	70,200		—		415,787	(2)
Series A2	164,000	—		—	—		(1,000)		163,000
Series A	5,251,157	—		—	—		—		5,251,157
Total	69,466,127	5,784,937	(3)	164,116	(4)	(4)	(4,499,240)	(2)	70,915,937
(1)During the year ended June 30, 2025, 4,408,060 shares of the 5.50% Preferred Stock, 6.50% Preferred Stock, were converted to common shares via Holder Optional Redemptions and Optional Redemptions Upon Death of Holder and 91,179 shares of the Floating Rate Preferred Stock were redeemed for cash via Holder Optional Redemptions.
(2)Does not foot or crossfoot due to fractional share rounding.
(3)During the year ended June 30, 2025, we issued 5,784,937 shares of Preferred Stock for net proceeds of $131,562 with a liquidation value of 144,623.
(4)During the year ended June 30, 2025, an aggregate amount of 4.17 fractional shares were exchanged and paid to the exchanging holders with cash in lieu of the exchanged shares.

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
(3) During the year ended June 30, 2024, we issued 11,311,600 shares of Preferred Stock for net proceeds of $250,775 with a liquidation value of $282,790.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Common Stock
Our common stockholders’ equity accounts as of June 30, 2025 and June 30, 2024 reflect cumulative shares issued, net of shares previously repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemptions Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”), pursuant to which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify stockholders of our intention to purchase our common stock.
We did not repurchase any shares of our common stock under the Repurchase Program for the year ended June 30, 2025 and June 30, 2024. As of June 30, 2025, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
Excluding common stock dividend reinvestments and shares issued in connection with the 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemption Upon Death of Holder, during the year ended June 30, 2025 and June 30, 2024, we did not issue any shares of our common stock.
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
On June 17, 2025 at a special meeting of stockholders, our stockholders authorized us to sell shares of our common stock (during the next 12 months) at a price or prices below our net asset value per share at the time of sale in one or more offerings, subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of its outstanding common stock immediately prior to such sale).
During the year ended June 30, 2025 and June 30, 2024, we distributed approximately $264,059 and $297,633, respectively, to our common stockholders. The following table summarizes our distributions to common stockholders declared and payable for the year ended June 30, 2025 and June 30, 2024:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/8/2024	7/29/2024	8/21/2024	$0.06	$25,607
5/8/2024	8/28/2024	9/19/2024	0.06	25,739
8/28/2024	9/26/2024	10/22/2024	0.06	26,012
8/28/2024	10/29/2024	11/19/2024	0.06	26,135
11/8/2024	11/26/2024	12/19/2024	0.045	19,671
11/8/2024	12/27/2024	1/22/2025	0.045	19,748
11/8/2024	1/29/2025	2/19/2025	0.045	19,842
2/10/2025	2/26/2025	3/20/2025	0.045	19,995
2/10/2025	3/27/2025	4/17/2025	0.045	20,129
2/10/2025	4/28/2025	5/20/2025	0.045	20,297
5/8/2025	5/28/2025	6/18/2025	0.045	20,380
5/8/2025	6/26/2025	7/22/2025	0.045	20,504
Total declared and payable for the year ended June 30, 2025				$264,059

5/9/2023	7/27/2023	8/22/2023	$0.06	$24,317
5/9/2023	8/29/2023	9/20/2023	0.06	24,418
8/29/2023	9/27/2023	10/19/2023	0.06	24,517
8/29/2023	10/27/2023	11/20/2023	0.06	24,611
11/8/2023	11/28/2023	12/19/2023	0.06	24,692
11/8/2023	12/27/2023	1/18/2024	0.06	24,753
11/8/2023	1/29/2024	2/20/2024	0.06	24,823
2/8/2024	2/27/2024	3/20/2024	0.06	24,896
2/8/2024	3/27/2024	4/18/2024	0.06	24,966
2/8/2024	4/26/2024	5/21/2024	0.06	25,049
5/8/2024	5/29/2024	6/18/2024	0.06	25,107
5/8/2024	6/26/2024	7/18/2024	0.06	25,484
Total declared and payable for the year ended June 30, 2024				$297,633
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during the year ended June 30, 2025 and June 30, 2024. It does not include distributions previously declared to common stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to June 30, 2025:
•$0.045 per share for July 2025 holders of record on July 29, 2025 with a payment date of August 20, 2025.
•$0.045 per share for August 2025 holders of record on August 27, 2025 with a payment date of September 18, 2025.
During the years ended June 30, 2025 and June 30, 2024, we issued 7,505,661 and 6,736,142 shares of our common stock, respectively, in connection with the common stock dividend reinvestment plan.
As of June 30, 2025, we have reserved 600,000,000, which is comprised of 500,000,000 shares of common stock issuable upon conversion of the 5.50% Preferred Stock and the 6.50% Preferred Stock, and 100,000,000 shares of common stock issuable to Common Stock Holders pursuant to our dividend reinvestment and direct stock purchase plans.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Note 10. Other Income
Other income consists of structuring fees, amendment fees, overriding royalty interests, receipts related to net profit and revenue interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three years ended June 30, 2025, 2024, and 2023:

	Years Ended June 30,
	2025	2024	2023
Structuring and amendment fees (see Note 3)	$12,348	$27,666	$18,131
Royalty, net profit and revenue interests	15,838	51,001	64,262
Administrative agent fees	763	730	630
Total other income	$28,949	$79,397	$83,023
Note 11. Net Increase (Decrease) in Net Assets per Common Share
Basic earnings (loss) per share is calculated by dividing the net increase (decrease) in net assets resulting from operations, less preferred stock dividends plus net gain (loss) on repurchase and accretion to redemption value of redeemable preferred stock, by the weighted average number of common shares outstanding for that period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding using the if-converted method for the 5.50% Preferred Stock, the 6.50% Preferred Stock (see Note 9) and for the year ended June 30, 2024, the 2025 Notes (see Note 5).
Diluted earnings per share excludes all dilutive potential common shares if their effect is anti-dilutive.
During the year ended June 30, 2025, conversion of our convertible instruments had an anti-dilutive effect and therefore, conversion is not assumed.
The following information sets forth the computation of basic and diluted earnings per common share during the years ended June 30, 2025, 2024, and 2023:

	For the Year Ended June 30,
	2025	2024	2023
Net increase (decrease) in net assets resulting from operations - basic	$(593,762)	$147,416	$(172,473)
Adjustment for dividends on Convertible Preferred Stock	—	80,100	—
Adjustment for interest on Convertible Notes	—	—	—
Adjustment for Incentive Fee on Convertible Instruments	—	(16,020)	—
Net increase (decrease) in net assets resulting from operations - diluted	$(593,762)	$211,496	$(172,473)

Weighted average common shares outstanding - basic	440,314,909	412,703,365	398,514,965
Weighted average common shares from assumed conversion of Convertible Preferred Stock	—	212,573,371	—
Weighted average common shares from assumed conversion of Convertible Notes	—	—	—
Weighted average shares of common stock outstanding - diluted	440,314,909	625,276,736	398,514,965

Earnings (loss) per share - basic	$(1.35)	$0.36	$(0.43)
Earnings (loss) per share - diluted	$(1.35)	$0.34	$(0.43)

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

The Company began issuing shares of Preferred Stock and declaring dividends on shares Preferred Stock outstanding during the tax year ended August 31, 2021. The tax character of dividends paid to preferred stockholders during the tax years ended August 31, 2024, 2023, and 2022 were as follows:

	Tax Year Ended August 31,
	2024	2023	2022
Ordinary income	$99,253	$74,975	$22,551
Capital gain	—	—	6,476
Return of capital	—	—	—
Total distributions paid to preferred stockholders	$99,253	$74,975	$29,027
As of August 28, 2024 when our prior Form 10-K was filed for the year ended June 30, 2024, we estimated our distributions for the fiscal year then ended to be $389,263 of distributions of ordinary income and $6,459 to be return of capital. Subsequent to our filing date, we obtained more information from our underlying investments as to the character of the distributions for the tax year ended August 31, 2024, which resulted in changes to distributions previously disclosed in our Form 10-K filing. As a result of the change, our total distributable loss on our Consolidated Statements of Assets and Liabilities for the year ended June 30, 2024 changed from $497,299 to $436,279, with $61,020 being reclassified to return of capital from ordinary income. The remaining reclassification of tax distributions classified as return of capital for the tax year ended August 31, 2024 have been adjusted in the fiscal year ended June 30, 2025. This adjustment results in an increase to distributable earnings of $10,394 for the fiscal year ended June 30, 2024.
For the tax year ending August 31, 2025, the tax character of distributions paid to stockholders through August 31, 2025 is expected to be ordinary income and return of capital. However, due to the difference between our fiscal and tax year ends, the final determination of the tax character of distributions between ordinary income and return of capital will not be made until we file our tax return for the tax year ending August 31, 2025.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	Tax Year Ended August 31,
	2024		2023	2022
Net increase (decrease) in net assets resulting from operations	$234,119		$(88,043)	$735,337
Net realized losses on investments	434,238		40,795	22,375
Net unrealized (gains) losses on investments	(259,971)		480,916	(405,414)
Other temporary book-to-tax differences(1)	(81,794)		(148,147)	(66,363)
Permanent differences	62		27	30
Taxable income before deductions for distributions	$326,654	(1)	$285,548	$285,965

(1) Temporary book-to-tax differences include timing recognition of CLO income, flow-through investment income/loss, and dividend income from portfolio companies
As of our most recent tax year ended August 31, 2024, we had no undistributed ordinary income in excess of cumulative distributions and no capital gain in excess of cumulative distributions.
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. As of our most recent tax year ended August 31, 2024, we had a capital loss carryforward of $397,259 available for use in later tax years.
As of June 30, 2025, the cost basis of investments for tax purposes was $6,800,692 resulting in an estimated net unrealized loss of $127,176. As of June 30, 2024, the cost basis of investments for tax purposes was $7,429,121 resulting in an estimated net unrealized gain of $289,122. As of June 30, 2025, the gross unrealized gains and losses were $1,308,011 and $1,435,187, respectively. As of June 30, 2024, the gross unrealized gains and losses were $1,381,820 and $1,092,698, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of June 30, 2025 and June 30, 2024 was calculated based on the book cost of investments as of June 30, 2025 and June 30, 2024, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2024 and 2023, respectively.
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal excise taxes, among other items. During the tax year ended August 31, 2024, we increased total distributable earnings by $63, decreased accumulated realized losses by $21,530, and decreased capital in excess of par value by $21,593. During the tax year ended August 31, 2023, we increased total distributable earnings by $27 and increased accumulated realized losses by $622, and increased capital in excess of par value by $595. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended August 31, 2024, once finalized, were recorded in the fiscal year ending June 30, 2025 and the reclassifications for the taxable year ended August 31, 2023 were recorded in the fiscal year ended June 30, 2024.
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
The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from us, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our total assets. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. The total gross base management fee incurred to the

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

favor of the Investment Adviser was $145,756, $157,001, and $155,084, during the years ended June 30, 2025, 2024, and 2023, respectively.
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
The total income incentive fee incurred was $40,772, $80,548, and $87,435 during the years ended June 30, 2025, 2024, and 2023, respectively. No capital gains incentive fee was incurred during the years ended June 30, 2025, 2024, and 2023.

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
The allocation of net overhead expense from Prospect Administration was $22,257, $25,781, and $20,578 for the years ended June 30, 2025, 2024, and 2023, respectively. Prospect Administration received estimated payments of $3,524, $4,435, and $2,664 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax, and other administrative services during the years ended June 30, 2025, 2024, and 2023, respectively. In addition, we were given a credit in the amount of $1,212 for legal expense incurred on behalf of our portfolio companies that were remitted to Prospect Administration during the year ended June 30, 2023. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments during the years ended June 30, 2025, 2024, and 2023, Prospect Administration’s charges for its administrative services during the respective periods would have increased by this amount.
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
During the years ended June 30, 2025, 2024, and 2023, we received payments of $9,286, $10,459, and $9,324, respectively, from our portfolio companies for contractual managerial assistance and subsequently remitted these amounts to Prospect Administration.
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
We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the years ended June 30, 2025, 2024, and 2023, we recognized expenses related to valuation services of $89, $80, and $85, respectively. Additionally, we both incur and reimburse for expenses related to marketing, insurance, legal fees, offering costs and general and administrative expenses that are allocated between Prospect, Priority Income Fund, Inc. and Prospect Floating Rate & Alternative Income Fund Inc. During the years ended June 30, 2025 and June 30, 2024, the net amount reimbursed from us for these expenses was $51 and the net amount reimbursed to us for these expenses was $177, respectively. No such fees were incurred during the year ended June 30, 2023.

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
Effective May 22, 2025, Prospect established 100% ownership of Belnick Holdings of Delaware, LLC (“Belnick Delaware”), a Consolidated Holding Company. On May 23, 2025, Belnick Delaware acquired a 100% voting interest in Belnick’s Class P Preferred units, which equate to a 99.01% fully diluted interest in Belnick as of June 30, 2025. Belnick is a provider of high-volume, value-oriented furniture and furnishings to a broad range of residential and commercial end markets.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Interest Income	$2,748	$—	$—
Other Income		—	—
Structuring Fee	$33	$—	$—
Total Other Income	$33	$—	$—
Reimbursement of Legal, Tax, etc. (1)	$8	$—	$—

(1) Paid from Belnick to Prospect Administration LLC (“PA”) as reimbursement for legal, tax, and portfolio level accounting services provided directly to Belnick (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Additions (2)	$3,400	$—	$—
Interest Income Capitalized as PIK	2,740	—	—

	As of
	June 30, 2025	June 30, 2024
Interest Receivable (3)	$31	$—
Other Receivables (4)	(41)	—
(2) During the year ended June 30, 2025, Prospect provided $3,400 of equity funding.
(3) Interest income recognized but not yet paid.
(4) Represents amounts due to Belnick from Prospect for reimbursement of future expenses paid by Prospect on behalf of Belnick.

CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings of Delaware LLC (“CP Holdings”), a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy Services, Inc. (“CP Energy”), and the remaining equity is owned by CP Energy management. CP Energy owns directly or indirectly 100% of each of CP Well; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”) a portfolio company of Prospect with $51,477 and $41,177 in first lien term loans (the “Spartan Term Loans”) due to us as of June 30, 2025 and June 30, 2024, respectively. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loans.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Interest Income
Interest Income from CP Energy	$12,550	$11,452	$7,969
Interest Income from Spartan	6,013	4,840	3,510
Total Interest Income	$18,563	$16,292	$11,479
Reimbursement of Legal, Tax, etc. (1)	$35	$99	$237
(1) Paid from CP Energy to Prospect Administration LLC (“PA”) as reimbursement for legal, tax, and portfolio level accounting services provided directly to CP Energy (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Additions
CP Energy	9,600	2,900	10,000
Spartan	5,931	4,569	2,500
Total Additions	15,531	7,469	12,500
Interest Income Capitalized as PIK
CP Energy	$5,574	$8,455	$7,958
Spartan	4,370	3,954	3,506
Total Interest Income Capitalized as PIK	$9,944	$12,409	$11,464

	As of
	June 30, 2025	June 30, 2024
Interest Receivable (2)	55	3,923
Other Receivables (3)	778	539
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

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Interest Income	$8,711	$8,207	$8,040
Other Income
Structuring Fee	$—	$—	$123
Total Other Income	$—	$—	$123
Managerial Assistance (1)	$700	$700	$700
Reimbursement of Legal, Tax, etc.(2)	—	6	69
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

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Additions	$—	$—	$6,200
Accreted Original Issue Discount	—	1,105	824
Interest Income Capitalized as PIK	7,949	4,882	7,237

	As of
	June 30, 2025	June 30, 2024
Interest Receivable (3)	$26	$—
Other Receivables (4)	11	—
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

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Interest Income	$3,343	$3,470	$4,086
Managerial Assistance (1)	250	250	188
Reimbursement of Legal, Tax, etc.(2)	288	6	94
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Interest Income Capitalized as PIK	$1,260	$—	$3,391
Repayment of loan receivable	1,260	1,861	—

	As of
	June 30, 2025	June 30, 2024
Interest Receivable (3)	$1,378	$1,387
Other Receivables (4)	24	2
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

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Interest Income	$65,954	$62,675	$63,364
Other Income
Structuring Fee	$421	$—	$—
Total Other Income	$421	$—	$—
Managerial Assistance (1)	$2,400	$2,400	$2,400
(1) No income recognized by Prospect. MA payments were paid from First Tower to Prospect and subsequently remitted to PA.

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Additions	$17,501	$—	$—
Interest Income Capitalized as PIK	$10,115	$29,385	40,688
Repayment of Loan Receivable	437	319	987

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	As of
	June 30, 2025	June 30, 2024
Interest Receivable (2)	$189	$2,461
Other Receivables (3)	96	1
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

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Reimbursement of Legal, Tax, etc.(1)	$1	$—	$—
(1) Paid from Freedom Marine to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to Freedom Marine (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA)

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Additions (2)	$975	$—	$650
(2) During the year ended June 30, 2025, Prospect provided $975 of equity funding.

	June 30, 2025	June 30, 2024
Other Receivables (3)	$1	$—

(3) Represents amounts due from Freedom Marine to Prospect for reimbursement of expenses paid by Prospect on behalf of Freedom Marine.

InterDent, Inc.
Prospect owns 100% of the equity of InterDent, Inc. (“InterDent”).

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Interest Income	$39,207	$36,946	$32,523
Managerial Assistance (1)	1,463	1,463	$1,463
Reimbursement of Legal, Tax, etc.(2)	15	23	—
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Additions	$17,000	$—	$—
Interest Income Capitalized as PIK	15,479	23,249	20,681
Repayment of Loan Receivable	—	—	950

	As of
	June 30, 2025	June 30, 2024
Interest Receivable (3)	$116	$318
Other Receivables (4)	55	1
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from InterDent to Prospect for reimbursement of expenses paid by Prospect on behalf of InterDent.

Kickapoo Ranch Pet Resort

Prospect owns 100% of the membership interest of Kickapoo Ranch Pet Resort (“Kickapoo”). Kickapoo is a luxury pet boarding facility.

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Interest Income	$160	$92	$—
Dividend Income	—	80	150
Other Income
Structuring Fee	$—	$75	$—
Total Other Income	$—	$75	$—

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Additions	$—	$1,500	$—
Repayment of Loan Receivable	800	—	—

	As of
	June 30, 2025	June 30, 2024
Interest Receivable (1)	$—	$2
Other Receivables (2)	4	—
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

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Interest Income	$9,336	$8,988	$8,177
Other Income
Structuring Fee	$107	$130	$—
Total Other Income	$107	$130	$—
Managerial Assistance (1)	$376	$300	$300
Reimbursement of Legal, Tax, etc.(2)	37	23	—
Realized (Loss) Gain	12	(1)	(2)
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

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Additions	$4,265	$5,150	$—
Interest Income Capitalized as PIK	—	—	2,692
Repayment of Loan Receivable	—	—	3,265

	As of
	June 30, 2025	June 30, 2024
Interest Receivable (3)	$26	$79
Other Receivables (4)	65	5
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
During the year ended June 30, 2025, we provided $96,995 of debt financing to NPRC to fund real estate capital expenditures and provide working capital.
During the year ended June 30, 2025, we received partial repayments of $285,386 of our loans previously outstanding with NPRC and its wholly owned subsidiary.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Interest Income	$89,786	$99,538	$95,004
Other Income
Structuring Fee	$—	$16,470	$261
Royalty, net profit and revenue interests	14,825	50,329	63,531
Total Other Income	$14,825	$66,799	$63,792
Managerial Assistance (1)	$1,767	$3,525	$2,100
Reimbursement of Legal, Tax, etc.(2)	2,151	1,664	1,948
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

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Additions (3)	$96,995	$252,944	$213,469
Interest Income Capitalized as PIK	2,728	1,004	488
Repayment of Loan Receivable	285,386	108,950	109,352
Return of Capital	—	—	4,000
(3) During the year ended June 30, 2025, Prospect provided $96,995 of debt financing to NPRC to fund real estate capital expenditures and provide working capital.

	As of
	June 30, 2025	June 30, 2024
Interest Receivable (4)	$1,100	$785
Other Receivables (5)	(1)	(2)
(4) Interest income recognized but not yet paid.
(5) Represents amounts due to NPRC from Prospect for a credit of reimbursements of expenses paid by Prospect on behalf of NPRC.
Nationwide Loan Company LLC
Prospect owns 100% of the membership interests of Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a Consolidated Holding Company. Nationwide Holdings owns 94.22% of the equity of Nationwide Loan Company LLC (“Nationwide”), with members of Nationwide management owning the remaining 5.78% of the equity.
On June 20, 2025 the First Lien Term Loan debt of $29,091 converted to equity.

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Interest Income	$3,793	$5,111	$4,306
Other Income
Structuring Fee	$—	$147	$—
Total Other Income	$—	$147	$—
Managerial Assistance (1)	$400	$100	$400
Reimbursement of Legal, Tax, etc. (2)	115	3	—

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

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Additions	$4,000	$5,350	$—
Interest Income Capitalized as PIK	2,484	4,622	2,337

	As of
	June 30, 2025	June 30, 2024
Interest Receivable (3)	$3	$501
Other Receivables (4)	36	1
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide.

NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 92.77% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of June 30, 2025 and June 30, 2024, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Interest Income	$4,039	$4,255	$3,754
Dividend Income (1)	—	657	2,510
Managerial Assistance (2)	400	400	$400
Realized (Loss) Gain	6,366	1,040	(2,510)
Reimbursement of Legal, Tax, etc. (3)	9	1	4
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

	As of
	June 30, 2025	June 30, 2024
Interest Receivable (4)	$11	$35
Other Receivables (5)	10	1
(4) Interest income recognized but not yet paid.
(5) Represents amounts due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Pacific World Corporation
Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.99% and 99.98% ownership interest of Pacific World as of June 30, 2025 and June 30, 2024, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Interest Income	$9,865	$10,164	$8,052
Other Income
Structuring Fee	$286	$812	$105
Total Other Income	$286	$812	$105
Reimbursement of Legal, Tax, etc. (1)	$38	$5	$—
(1) Paid from Pacific World to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to Pacific World (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Additions	$14,275	$32,500	$11,000
Interest Income Capitalized as PIK	6,317	9,021	7,479
Repayment of loan receivable	4,875	—	—

	As of
	June 30, 2025	June 30, 2024
Interest Receivable (2)	$27	$79
Other Receivables (3)	155	155
(2) Interest income recognized but not yet paid.
(3) Represents amounts due from Pacific World to Prospect for reimbursement of expenses paid by Prospect on behalf of Pacific World.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

QC Holdings TopCo, LLC
As of June 30, 2025, Prospect holds a 99.55% equity interest in QC Holdings TopCo, LLC (“QC Holdings”), representing a controlling beneficial interest in QC Holdings per the 1940 Act. QC Holdings specializes in consumer-focused alternative financial services and credit solutions.

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Interest Income	$37
Other Income
Structuring Fee	$2,319	$—	$—
Total Other Income	$2,319	$—	$—

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Additions (1)	$77,286	$—	$—

(1) During the year ended June 30, 2025, Prospect provided $54,997 of debt financing $22,289 of equity financing to QC Holdings.

	As of
	June 30, 2025	June 30, 2024
Interest Receivable (2)	$37	$—
Other Receivables (3)	(132)

(2) Interest income recognized but not yet paid.
(3) Represents amounts due to QC Holdings from Prospect for a credit of reimbursements of expenses paid by Prospect on behalf of QC Holdings.

R-V Industries, Inc.
Prospect owns 87.75% of the fully-diluted equity of R-V Industries, Inc. (“R-V”), with R-V management owning the remaining 12.25% of the equity. On December 15, 2020 we restructured our $28,622 Senior Subordinated Note with R-V into a $28,622 First Lien Note. No realized gain or loss was recorded as a result of the transaction.

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Interest Income	$5,558	$5,358	$4,467
Dividend Income (1)	8,774	—	—
Other Income
Advisory Fee	$—	$106	$158
Total Other Income	$—	$106	$158
Managerial Assistance (2)	$180	$180	$180
Reimbursement of Legal, Tax, etc.(3)	14	17	18
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Additions	$10,000	$3,700	$—

	As of
	June 30, 2025	June 30, 2024
Interest Receivable (4)	$16	$45
Other Receivables (5)	8	—
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

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Interest Income	$4,755	$4,030	$3,280
Other Income
Structuring Fee	$300	$—	—
Total Other Income	$300	$—	$—
Managerial Assistance (1)	10	10	10
Reimbursement of Legal, Tax, etc. (2)	21	3,345	—
(1) No income recognized by Prospect. MA payments were paid from UTP to Prospect and subsequently remitted to PA.
(2) Paid from UTP to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to UTP (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Additions	$20,000	$2,500	$—
Repayment of Loan Receivable	107	49	32

	As of
	June 30, 2025	June 30, 2024
Interest Receivable (3)	$17	$34
Other Receivables (4)	10	1
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

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Interest Income	2,775	1,990	1,039
Reimbursement of Legal, Tax, etc. (2)	74	—	81
(1) Paid from USES to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to USES (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Additions	$6,000	$—	$9,900
Interest Income Capitalized as PIK	2,638	1,545	775
Repayment of Loan Receivable	2,300	—	—

	As of
	June 30, 2025	June 30, 2024
Interest Receivable (2)	$8	$153
Other Receivables (3)	221	147

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Interest Income
Interest Income from Valley	$1,314	$1,389	$1,508
Interest Income from Valley Electric	11,363	10,927	7,895
Total Interest Income	$12,677	$12,316	$9,403
Dividend Income (1)	$—	$—	$547
Other Income
Structuring Fee	$—	$—	$380
Royalty, net profit and revenue interests	666	666	666
Total Other Income	$666	$666	$1,046
Managerial Assistance (2)	$600	$600	$600
Reimbursement of Legal, Tax, etc. (3)	3	—	85
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

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Additions	$—	$—	$19,000
Interest Income Capitalized as PIK	—	4,763	3,341
Repayment of loan receivable	—	—	(548)

	As of
	June 30, 2025	June 30, 2024
Interest Receivable (4)	$757	$2,974
Other Receivables (5)	9	2
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
We are not aware of any material legal proceedings as of June 30, 2025.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Note 16. Financial Highlights

The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2025:

	Year Ended June 30,
	2025		2024		2023		2022		2021
Per Share Data
Net asset value per common share at beginning of year	$8.74		$9.24		$10.48		$9.81		$8.18
Net investment income(1)	0.77		1.02		1.06		0.88		0.75
Net realized and change in unrealized gains (losses)(1)	(1.87)		(0.42)		(1.31)		0.61		1.77
Net increase (decrease) from operations	(1.11)	(5)	0.60		(0.25)		1.49		2.51	(5)
Distributions of net investment income to preferred stockholders	(0.24)	(4)	(0.24)		(0.17)		(0.05)		—	(7)
Distributions of capital gains to preferred stockholders	—	(4)	—	(7)	—	(7)	(0.01)		—
Total distributions to preferred stockholders	(0.24)		(0.24)		(0.17)		(0.06)		—
Net increase (decrease) from operations applicable to common stockholders	(1.35)		0.36		(0.43)	(5)	1.43		2.51
Distributions of net investment income to common stockholders	(0.58)	(4)	(0.56)	(8)	(0.60)		(0.60)		(0.63)
Distributions of capital gains to common stockholders	—	(4)	—		(0.02)		(0.11)		—
Return of capital to common stockholders	(0.02)	(4)	(0.16)	(8)	(0.10)		(0.01)		(0.09)
Total distributions to common stockholders	(0.60)		(0.72)		(0.72)		(0.72)		(0.72)
Common stock transactions(2)	(0.25)		(0.15)		(0.10)		(0.05)		(0.11)
Offering costs from issuance of preferred stock	—		—		—		(0.03)		(0.04)
Reclassification of preferred stock issuance costs	—		—		—		0.03		—
Net asset value per common share at end of year	$6.56	(5)	$8.74	(5)	$9.24	(5)	$10.48	(5)	$9.81	(5)

Per share market value at end of year	$3.18		$5.53		$6.20		$6.99		$8.39
Total return based on market value(3)	(33.71%)		1.47%		(1.37%)		(8.59%)		85.53%
Total return based on net asset value(3)	(13.47%)		7.61%		(1.96%)		17.21%		35.52%
Shares of common stock outstanding at end of year	455,902,826		424,846,963		404,033,549		393,164,437		388,419,573
Weighted average shares of common stock outstanding	440,314,909		412,703,365		398,514,965		390,571,648		382,705,106

Ratios/Supplemental Data
Net assets at end of year	$2,988,772		$3,711,733		$3,732,665		$4,119,123		$3,945,517
Portfolio turnover rate	12.43%		7.56%		6.05%		15.92%		14.64%
Ratio of operating expenses to average net assets applicable to common shares(6)	11.26%		11.84%		11.01%		9.00%		9.98%
Ratio of net investment income to average net assets applicable to common shares(6)	10.03%		11.25%		10.75%		8.44%		8.24%
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
(7)Amount is less than $0.01.
(8)The amounts reflected for the respective fiscal periods were updated based on tax information received subsequent to our Form 10-K filing for the year ended June 30, 2024 and our Form 10-Q filing for December 31, 2024. Certain reclassifications have been made in the presentation of prior period amounts. See Note 2 and Note 12 within the accompanying notes to the consolidated financial statements for further discussion.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Note 17. Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officer and chief operating officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations applicable to common stockholders (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s common stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

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
On August 26, 2025, we announced the declaration of monthly dividends for our for 7.50% Preferred Stock holders of record on the following dates based on an annualized rate equal to 7.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in November as a result), as follows:

Monthly Cash 7.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
September 2025	9/18/2025	10/1/2025	$0.156250
October 2025	10/22/2025	11/3/2025	$0.156250
November 2025	11/19/2025	12/1/2025	$0.156250
On August 26, 2025, we announced the declaration of monthly dividends for our Floating Rate Preferred Stock for holders of record on the following dates based on an annualized rate equal to 6.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in November as a result), authorized on August 22, 2025, as follows:

Monthly Cash Floating Rate Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
September 2025	9/18/2025	10/1/2025	$0.135417
October 2025	10/22/2025	11/3/2025	$0.135417
November 2025	11/19/2025	12/1/2025	$0.135417
On August 26, 2025, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in November as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
September 2025	9/18/2025	10/1/2025	$0.114583
October 2025	10/22/2025	11/3/2025	$0.114583
November 2025	11/19/2025	12/1/2025	$0.114583
On August 26, 2025, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 6.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in November as a result), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
September 2025	9/18/2025	10/1/2025	$0.135417
October 2025	10/22/2025	11/3/2025	$0.135417
November 2025	11/19/2025	12/1/2025	$0.135417

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

On August 26, 2025, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in November as a result), as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
August 2025 - October 2025	10/22/2025	11/3/2025	$0.334375
On August 26, 2025, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
September 2025	9/26/2025	10/22/2025	$0.0450
October 2025	10/29/2025	11/18/2025	$0.0450

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2025, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2025. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025, based upon criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2025 based on Internal Control—Integrated Framework (2013) issued by COSO.
Attestation Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Deloitte & Touche LLP, as auditor of our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of June 30, 2025.
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
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Prospect Capital Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Prospect Capital Corporation (the “Company”) as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2025 of the Company and our report dated August 26, 2025, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York
August 26, 2025

Item 9B. Other Information
During the year ended June 30, 2025, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
We have adopted insider trading policies and procedures governing the purchase, sale, and disposition of the our securities by our officers and directors that are reasonably designed to promote compliance with insider trading laws, rules and regulations.
The below table sets forth each class of our outstanding securities as of August 25, 2025:

Title of Class of Securities	Amount Authorized	Amount Held by Registrant or for its Account	Amount Outstanding Exclusive of Amount held by Registrant or for its Account
Common Stock	1,152,100,000	—	462,343,452
Preferred Stock	847,900,000	—	70,723,145
3.364% 2026 Notes	300,000	—	300,000
3.437% 2028 Notes	300,000	—	300,000
Prospect Capital InterNotes®	1,000,000	—	649,018	(1)
(1) Prospect Capital InterNotes® amount outstanding includes settlements occurring on or before the filing date of the 10-K for the year ended June 30, 2025.

Financial Highlights
The financial highlights for each of the five years ended June 30, 2025 are presented within Note 16. Financial Highlights within our consolidated financial statements. The following is a schedule of financial highlights for each of the fiscal years ended June 30, 2020, June 30, 2019, June 30, 2018, June 30, 2017, and June 30, 2016:

	Year Ended June 30,
	2020	2019	2018	2017		2016
Per Share Data
Net asset value at beginning of year	$9.01	$9.35	$9.32	$9.62		$10.31
Net investment income(1)	0.72	0.85	0.79	0.85		1.04
Net realized and change in unrealized (losses)(1)	(0.76)	(0.46)	0.04	(0.15)		(0.75)
Net increase from operations	(0.04)	0.39	0.83	0.70		0.29
Distributions of net investment income	(0.72)	(0.72)	(0.77)	(1.00)		(1.00)
Common stock transactions(2)	(0.07)	(0.01)	(0.03)	—	(4)	0.02
Net asset value at end of year	$8.18	$9.01	$9.35	$9.32		$9.62

Per share market value at end of year	$5.11	$6.53	$6.71	$8.12		$7.82
Total return based on market value(3)	(11.35%)	8.23%	(7.42%)	16.80%		21.84%
Total return based on net asset value(3)	2.84%	7.17%	12.39%	8.98%		7.15%
Shares of common stock outstanding at end of year	373,538,499	367,131,025	364,409,938	360,076,933		357,107,231
Weighted average shares of common stock outstanding	368,094,299	365,984,541	361,456,075	358,841,714		356,134,297

Ratios/Supplemental Data
Net assets at end of year	$3,055,861	$3,306,275	$3,407,047	$3,354,952		$3,435,917
Portfolio turnover rate	16.46%	10.86%	30.70%	23.65%		15.98%
Ratio of operating expenses to average net assets	11.37%	11.65%	11.08%	11.57%		11.95%
Ratio of net investment income to average net assets	8.44%	9.32%	8.57%	8.96%		10.54%

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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.
PART III
We will file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2025 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2025 Proxy Statement.
Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2025 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2025 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2025 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2025 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this Annual Report:
1.Financial Statements – See the Index to Consolidated Financial Statements in Item 8 of this report.
2.Financial Statement Schedules – The financial statements of National Property REIT Corp. required by Rule 3-09 of Regulation S-X will be provided as Exhibit 99.1 and Exhibit 99.2 to this report. The financial statements of First Tower Finance Company LLC. required by Rule 3-09 of Regulation S-X will be provided as Exhibit 99.3 and Exhibit 99.4 to this report.
3.Exhibits – The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
3.3	Articles of Amendment(112)
3.4	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (113)
3.5	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (115)
3.6	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(116)
3.7	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(137)
3.8	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(148)
3.9	Certificate of Correction to Articles Supplementary of Prospect Capital Corporation(149)
3.10	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(181)
3.11	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(200)
3.12	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(216)
3.13	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(217)
3.14	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(235)
3.15	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(278)
3.16	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(279)
3.17	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(285)
3.18	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(334)
3.19	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(345)
4.1	Form of Share Certificate(3)
4.2	Form of Indenture(5)
4.3	Indenture dated as of February 16, 2012, by and between the Registrant and American Stock Transfer & Trust Company, LLC, as Trustee(6)
4.4
Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee (the “U.S. Bank Indenture”)(7)

4.5	Twenty-Second Supplemental Indenture dated as of November 23, 2012, to the U.S. Bank Indenture and Form of 6.625% Prospect Capital InterNote® due 2042(8)
4.6	Twenty-Fourth Supplemental Indenture dated as of November 29, 2012, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2032(9)
4.7	Twenty-Fifth Supplemental Indenture dated as of November 29, 2012, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2042(9)
4.8	Twenty-Eighth Supplemental Indenture dated as of December 6, 2012, to the U.S. Bank Indenture and Form of 6.375% Prospect Capital InterNote® due 2042(10)
4.9	Thirty-First Supplemental Indenture dated as of December 13, 2012, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2042(11)
4.10	Thirty-Fourth Supplemental Indenture dated as of December 20, 2012, to the U.S. Bank Indenture and Form of 6.125% Prospect Capital InterNote® due 2042(12)

4.11	Thirty-Sixth Supplemental Indenture dated as of December 28, 2012, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2030(13)
4.12	Thirty-Seventh Supplemental Indenture dated as of December 28, 2012, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2042(13)
4.13	Thirty-Ninth Supplemental Indenture dated as of January 4, 2013, to the U.S. Bank Indenture and Form of 4.875% Prospect Capital InterNote® due 2031(14)
4.14	Fortieth Supplemental Indenture dated as of January 4, 2013, to the U.S. Bank Indenture and Form of 5.875% Prospect Capital InterNote® due 2043(14)
4.15	Forty-Second Supplemental Indenture dated as of January 10, 2013, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2031(15)
4.16	Forty-Third Supplemental Indenture dated as of January 10, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2043(15)
4.17	Forty-Fifth Supplemental Indenture dated as of January 17, 2013, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2031(16)
4.18	Forty-Sixth Supplemental Indenture dated as of January 17, 2013, to the U.S. Bank Indenture and Form of 5.625% Prospect Capital InterNote® due 2043(16)
4.19	Forty-Eighth Supplemental Indenture dated as of January 25, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2031(17)
4.20	Forty-Ninth Supplemental Indenture dated as of January 25, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(17)
4.21	Fifty-First Supplemental Indenture dated as of January 31, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2031(18)
4.22	Fifty-Second Supplemental Indenture dated as of January 31, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(18)
4.23	Fifty-Fourth Supplemental Indenture dated as of February 7, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2031(19)
4.24	Fifty-Fifth Supplemental Indenture dated as of February 7, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(19)
4.25	Fifty-Seventh Supplemental Indenture dated as of February 22, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2031(20)
4.26	Fifty-Eighth Supplemental Indenture dated as of February 22, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(20)
4.27	Sixtieth Supplemental Indenture dated as of February 28, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2031(21)
4.28	Sixty-First Supplemental Indenture dated as of February 28, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(21)
4.29	Sixty-Third Supplemental Indenture dated as of March 7, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2031(22)
4.30	Sixty-Fourth Supplemental Indenture dated as of March 7, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(22)
4.31	Sixty-Sixth Supplemental Indenture dated as of March 14, 2013, to the U.S. Bank Indenture and Form of 4.125% to 6.000% Prospect Capital InterNote® due 2031(23)
4.32	Sixty-Seventh Supplemental Indenture dated as of March 14, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(23)
4.33	Seventieth Supplemental Indenture dated as of March 21, 2013, to the U.S. Bank Indenture and Form of 4.125% to 6.000% Prospect Capital InterNote® due 2031(24)
4.34	Seventy-First Supplemental Indenture dated as of March 21, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(24)
4.35	Seventy-Fourth Supplemental Indenture dated as of March 28, 2013, to the U.S. Bank Indenture and Form of 4.125% to 6.000% Prospect Capital InterNote® due 2031(25)
4.36	Seventy-Fifth Supplemental Indenture dated as of March 28, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(25)
4.37	Seventy-Eighth Supplemental Indenture dated as of April 4, 2013, to the U.S. Bank Indenture and Form of 4.625% to 6.500% Prospect Capital InterNote® due 2031(26)
4.38	Seventy-Ninth Supplemental Indenture dated as of April 4, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2043(26)
4.39	Eighty-Second Supplemental Indenture dated as of April 11, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2031(27)
4.40	Eighty-Third Supplemental Indenture dated as of April 11, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2043(27)

4.41	Eighty-Sixth Supplemental Indenture dated as of April 18, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2031(28)
4.42	Eighty-Seventh Supplemental Indenture dated as of April 18, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2043(28)
4.43	Eighty-Ninth Supplemental Indenture dated as of April 25, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2031(29)
4.44	Ninetieth Supplemental Indenture dated as of April 25, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2043(29)
4.45	Ninety-Second Supplemental Indenture dated as of May 2, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(30)
4.46	Ninety-Third Supplemental Indenture dated as of May 2, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(30)
4.47	Ninety-Fifth Supplemental Indenture dated as of May 9, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(31)
4.48	Ninety-Sixth Supplemental Indenture dated as of May 9, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(31)
4.49	Ninety-Eighth Supplemental Indenture dated as of May 23, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(32)
4.50	Ninety-Ninth Supplemental Indenture dated as of May 23, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(32)
4.51	One Hundredth Supplemental Indenture dated as of May 23, 2013, to the U.S. Bank Indenture and Form of 5.000% to 7.000% Prospect Capital InterNote® due 2028(32)
4.52	One Hundred-Second Supplemental Indenture dated as of May 31, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(33)
4.53	One Hundred-Third Supplemental Indenture dated as of May 31, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(33)
4.54	One Hundred-Fifth Supplemental Indenture dated as of June 6, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(34)
4.55	One Hundred-Sixth Supplemental Indenture dated as of June 6, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(34)
4.56	One Hundred-Seventh Supplemental Indenture dated as of June 6, 2013, to the U.S. Bank Indenture and Form of 5.000% to 7.000% Prospect Capital InterNote® due 2028(34)
4.57	One Hundred-Ninth Supplemental Indenture dated as of June 13, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(35)
4.58	One Hundred-Tenth Supplemental Indenture dated as of June 13, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(35)
4.59	One Hundred-Twelfth Supplemental Indenture dated as of June 20, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(36)
4.60	One Hundred-Thirteenth Supplemental Indenture dated as of June 20, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(36)
4.61	One Hundred-Fifteenth Supplemental Indenture dated as of June 27, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2031(37)
4.62	One Hundred-Sixteenth Supplemental Indenture dated as of June 27, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(37)
4.63	One Hundred-Eighteenth Supplemental Indenture dated as of July 5, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2031(38)
4.64	One Hundred-Nineteenth Supplemental Indenture dated as of July 5, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(38)
4.65	One Hundred-Twentieth Supplemental Indenture dated as of July 5, 2013, to the U.S. Bank Indenture and Form of 6.750% Prospect Capital InterNote® due 2043(38)
4.66	One Hundred Twenty-Second Supplemental Indenture dated as of July 11, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2031(39)
4.67	One Hundred Twenty-Third Supplemental Indenture dated as of July 11, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(39)
4.68	One Hundred Twenty-Fourth Supplemental Indenture dated as of July 11, 2013, to the U.S. Bank Indenture and Form of 6.750% Prospect Capital InterNote® due 2043(39)
4.69	One Hundred Twenty-Sixth Supplemental Indenture dated as of July 18, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(40)
4.70	One Hundred Twenty-Seventh Supplemental Indenture dated as of July 18, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(40)

4.71	One Hundred Twenty-Eighth Supplemental Indenture dated as of July 18, 2013, to the U.S. Bank Indenture and Form of 6.750% Prospect Capital InterNote® due 2043(40)
4.72	One Hundred Thirtieth Supplemental Indenture dated as of July 25, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(41)
4.73	One Hundred Thirty-First Supplemental Indenture dated as of July 25, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(41)
4.74	One Hundred Thirty-Second Supplemental Indenture dated as of July 25, 2013, to the U.S. Bank Indenture and Form of 6.750% Prospect Capital InterNote® due 2043(41)
4.75	One Hundred Thirty-Fifth Supplemental Indenture dated as of August 1, 2013, to the U.S. Bank Indenture and Form of 6.125% Prospect Capital InterNote® due 2031(42)
4.76	One Hundred Thirty-Sixth Supplemental Indenture dated as of August 1, 2013, to the U.S. Bank Indenture and Form of 6.625% Prospect Capital InterNote® due 2043(42)
4.77	One Hundred Thirty-Ninth Supplemental Indenture dated as of August 8, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2031(43)
4.78	One Hundred Fortieth Supplemental Indenture dated as of August 8, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(43)
4.79	One Hundred Forty-Third Supplemental Indenture dated as of August 15, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(44)
4.80	One Hundred Forty-Fourth Supplemental Indenture dated as of August 15, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(44)
4.81	One Hundred Forty-Seventh Supplemental Indenture dated as of August 22, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(46)
4.82	One Hundred Forty-Eighth Supplemental Indenture dated as of August 22, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(46)
4.83	One Hundred Fifty-First Supplemental Indenture dated as of September 6, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(47)
4.84	One Hundred Fifty-Second Supplemental Indenture dated as of September 6, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(47)
4.85	One Hundred Fifty-Fifth Supplemental Indenture dated as of September 12, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(48)
4.86	One Hundred Fifty-Sixth Supplemental Indenture dated as of September 12, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(48)
4.87	One Hundred Fifty-Ninth Supplemental Indenture dated as of September 19, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(49)
4.88	One Hundred Sixtieth Supplemental Indenture dated as of September 19, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(49)
4.89	One Hundred Sixty-Third Supplemental Indenture dated as of September 26, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(50)
4.90	One Hundred Sixty-Fourth Supplemental Indenture dated as of September 26, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(50)
4.91	One Hundred Sixty-Seventh Supplemental Indenture dated as of October 3, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(51)
4.92	One Hundred Sixty-Eighth Supplemental Indenture dated as of October 3, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(51)
4.93	One Hundred Seventy-First Supplemental Indenture dated as of October 10, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(52)
4.94	One Hundred Seventy-Second Supplemental Indenture dated as of October 10, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(52)
4.95	One Hundred Seventy-Fifth Supplemental Indenture dated as of October 18, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(53)
4.96	One Hundred Seventy-Sixth Supplemental Indenture dated as of October 18, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(53)
4.97	One Hundred Eightieth Supplemental Indenture dated as of October 24, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(54)
4.98	One Hundred Eighty-First Supplemental Indenture dated as of October 24, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(54)
4.99	One Hundred Eighty-Fifth Supplemental Indenture dated as of October 31, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(55)
4.100	One Hundred Eighty-Sixth Supplemental Indenture dated as of October 31, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(55)

4.101	One Hundred Ninetieth Supplemental Indenture dated as of November 7, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(56)
4.102	One Hundred Ninety-First Supplemental Indenture dated as of November 7, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(56)
4.103	One Hundred Ninety-Fifth Supplemental Indenture dated as of November 15, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(57)
4.104	One Hundred Ninety-Sixth Supplemental Indenture dated as of November 15, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(57)
4.105	Two Hundredth Supplemental Indenture dated as of November 21, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(58)
4.106	Two Hundred First Supplemental Indenture dated as of November 21, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(58)
4.107	Two Hundred Fifth Supplemental Indenture dated as of November 29, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(59)
4.108	Two Hundred Sixth Supplemental Indenture dated as of November 29, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(59)
4.109	Two Hundred Tenth Supplemental Indenture dated as of December 5, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(60)
4.110	Two Hundred Eleventh Supplemental Indenture dated as of December 5, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(60)
4.111	Two Hundred Fifteenth Supplemental Indenture dated as of December 12, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(61)
4.112	Two Hundred Sixteenth Supplemental Indenture dated as of December 12, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(61)
4.113	Two Hundred Twentieth Supplemental Indenture dated as of December 19, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(62)
4.114	Two Hundred Twenty-First Supplemental Indenture dated as of December 19, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(62)
4.115	Two Hundred Twenty-Fifth Supplemental Indenture dated as of December 27, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(63)
4.116	Two Hundred Twenty-Sixth Supplemental Indenture dated as of December 27, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(63)
4.117	Two Hundred Thirtieth Supplemental Indenture dated as of January 3, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(64)
4.118	Two Hundred Thirty-First Supplemental Indenture dated as of January 3, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(64)
4.119	Two Hundred Thirty-Fifth Supplemental Indenture dated as of January 9, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(65)
4.120	Two Hundred Thirty-Sixth Supplemental Indenture dated as of January 9, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(65)
4.121	Two Hundred Fortieth Supplemental Indenture dated as of January 16, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(66)
4.122	Two Hundred Forty-First Supplemental Indenture dated as of January 16, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(66)
4.123	Two Hundred Forty-Fifth Supplemental Indenture dated as of January 24, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(67)
4.124	Two Hundred Forty-Sixth Supplemental Indenture dated as of January 24, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(67)
4.125	Two Hundred Fiftieth Supplemental Indenture dated as of January 30, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(68)
4.126	Two Hundred Fifty-First Supplemental Indenture dated as of January 30, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(68)
4.127	Two Hundred Fifty-Fifth Supplemental Indenture dated as of February 6, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(69)
4.128	Two Hundred Fifty-Sixth Supplemental Indenture dated as of February 6, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(69)
4.129	Two Hundred Sixtieth Supplemental Indenture dated as of February 13, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(70)
4.130	Two Hundred Sixty-First Supplemental Indenture dated as of February 13, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(70)

4.131	Two Hundred Sixty-Fifth Supplemental Indenture dated as of February 21, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(71)
4.132	Two Hundred Sixty-Sixth Supplemental Indenture dated as of February 21, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(71)
4.133	Two Hundred Seventy-First Supplemental Indenture dated as of February 27, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2026(72)
4.134	Two Hundred Seventy-Second Supplemental Indenture dated as of February 27, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(72)
4.135	Two Hundred Seventy-Sixth Supplemental Indenture dated as of March 6, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2026(73)
4.136	Two Hundred Seventy-Seventh Supplemental Indenture dated as of March 6, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(73)
4.137	Two Hundred Eighty-First Supplemental Indenture dated as of March 13, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2026(74)
4.138	Two Hundred Eighty-Second Supplemental Indenture dated as of March 13, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(74)
4.139	Two Hundred Eighty-Seventh Supplemental Indenture dated as of March 20, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2026(75)
4.140	Two Hundred Eighty-Eighth Supplemental Indenture dated as of March 20, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(75)
4.141	Two Hundred Ninety-Second Supplemental Indenture dated as of March 27, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2026(76)
4.142	Two Hundred Ninety-Third Supplemental Indenture dated as of March 27, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(76)
4.143	Two Hundred Ninety-Seventh Supplemental Indenture dated as of April 3, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(77)
4.144	Two Hundred Ninety-Eighth Supplemental Indenture dated as of April 3, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(77)
4.145	Three Hundred Second Supplemental Indenture dated as of April 10, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(78)
4.146	Three Hundred Third Supplemental Indenture dated as of April 10, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(78)
4.147	Three Hundred Seventh Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(79)
4.148	Three Hundred Eighth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(79)
4.149	Three Hundred Eighteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(80)
4.150	Three Hundred Twenty-Third Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(81)
4.151	Supplemental Indenture dated as of February 7, 2019, to the U.S. Bank Indenture and Form of 6.875% Note due 2029(93)
4.152	Supplemental Indenture dated as of March 1, 2019, to the U.S. Bank Indenture, and Form of 6.375% Convertible Note due 2025(94)
4.153	Seven Hundred Nineteenth Supplemental Indenture dated as of August 1, 2019, to the U.S. Bank Indenture, and Form of 4.250% to 6.750% Prospect Capital InterNote® due 2029(96)
4.154	Seven Hundred Twenty-Third Supplemental Indenture dated as of August 8, 2019, to the U.S. Bank Indenture, and Form of 4.250% to 6.750% Prospect Capital InterNote® due 2029(97)
4.155	Seven Hundred Twenty-Seventh Supplemental Indenture dated as of August 15, 2019, to the U.S. Bank Indenture, and Form of 4.000% to 6.500% Prospect Capital InterNote® due 2029(98)
4.156	Seven Hundred Thirtieth Supplemental Indenture dated as of August 22, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(99)
4.157	Seven Hundred Thirty-First Supplemental Indenture dated as of August 22, 2019, to the U.S. Bank Indenture, and Form of 3.750% to 6.250% Prospect Capital InterNote® due 2029(99)
4.158	Seven Hundred Thirty-Fourth Supplemental Indenture dated as of September 26, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(101)
4.159	Seven Hundred Thirty-Fifth Supplemental Indenture dated as of September 26, 2019, to the U.S. Bank Indenture, and Form of 3.750% to 6.250% Prospect Capital InterNote® due 2029(101)
4.160	Seven Hundred Thirty-Eighth Supplemental Indenture dated as of October 3, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(102)

4.161	Seven Hundred Thirty-Ninth Supplemental Indenture dated as of October 3, 2019, to the U.S. Bank Indenture, and Form of 3.750% to 6.250% Prospect Capital InterNote® due 2029(102)
4.162	Seven Hundred Forty-Second Supplemental Indenture dated as of October 10, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(103)
4.163	Seven Hundred Forty-Third Supplemental Indenture dated as of October 10, 2019, to the U.S. Bank Indenture, and Form of 3.750% to 6.250% Prospect Capital InterNote® due 2029(103)
4.164	Seven Hundred Forty-Sixth Supplemental Indenture dated as of October 18, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(104)
4.165	Seven Hundred Forty-Ninth Supplemental Indenture dated as of October 24, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(106)
4.166	Seven Hundred Fifty-Second Supplemental Indenture dated as of October 31, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(106)
4.167	Seven Hundred Seventieth Supplemental Indenture dated as of December 19, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(107)
4.168	Seven Hundred Ninety-Fourth Supplemental Indenture dated as of February 12, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2030(108)
4.169	Nine Hundred Fourteenth Supplemental Indenture dated as of January 7, 2021, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2031(118)
4.170	Nine Hundred Seventeenth Supplemental Indenture dated as of January 14, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2028(119)
4.171	Nine Hundred Eighteenth Supplemental Indenture dated as of January 14, 2021, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2031(119)
4.172	Supplemental Indenture, dated as of January 22, 2021, by and between Prospect Capital Corporation and U.S. Bank National Association, as Trustee(120)
4.173	Form of Global Note of 3.706% Notes due 2026(121)
4.174	Nine Hundred Twenty-Third Supplemental Indenture dated as of January 28, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(122)
4.175	Nine Hundred Twenty-Fourth Supplemental Indenture dated as of January 28, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2028(122)
4.176	Nine Hundred Twenty-Fifth Supplemental Indenture dated as of January 28, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(122)
4.177	Nine Hundred Twenty-Sixth Supplemental Indenture dated as of February 4, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(123)
4.178	Nine Hundred Twenty-Seventh Supplemental Indenture dated as of February 4, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(123)
4.179	Nine Hundred Twenty-Eighth Supplemental Indenture dated as of February 4, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(123)
4.180	Nine Hundred Twenty-Ninth Supplemental Indenture dated as of February 11, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(124)
4.181	Nine Hundred Thirtieth Supplemental Indenture dated as of February 11, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(124)
4.182	Nine Hundred Thirty-First Supplemental Indenture dated as of February 11, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(124)
4.183	Nine Hundred Thirty-Second Supplemental Indenture dated as of February 25, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(125)
4.184	Nine Hundred Thirty-Third Supplemental Indenture dated as of February 25, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(125)
4.185	Nine Hundred Thirty-Fourth Supplemental Indenture dated as of February 25, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(125)
4.186	Nine Hundred Thirty-Fifth Supplemental Indenture dated as of March 4, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(127)
4.187	Nine Hundred Thirty-Sixth Supplemental Indenture dated as of March 4, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(127)
4.188	Nine Hundred Thirty-Seventh Supplemental Indenture dated as of March 4, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(127)
4.189	Nine Hundred Thirty-Eighth Supplemental Indenture dated as of March 11, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(128)
4.190	Nine Hundred Thirty-Ninth Supplemental Indenture dated as of March 11, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(128)

4.191	Nine Hundred Fortieth Supplemental Indenture dated as of March 11, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(128)
4.192	Nine Hundred Forty-First Supplemental Indenture dated as of March 18, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(129)
4.193	Nine Hundred Forty-Second Supplemental Indenture dated as of March 18, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(129)
4.194	Nine Hundred Forty-Third Supplemental Indenture dated as of March 18, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(129)
4.195	Nine Hundred Forty-Fourth Supplemental Indenture dated as of March 25, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(130)
4.196	Nine Hundred Forty-Fifth Supplemental Indenture dated as of March 25, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(130)
4.197	Nine Hundred Forty-Sixth Supplemental Indenture dated as of March 25, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(130)
4.198	Nine Hundred Forty-Seventh Supplemental Indenture dated as of April 1, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(131)
4.199	Nine Hundred Forty-Eighth Supplemental Indenture dated as of April 1, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(131)
4.200	Nine Hundred Forty-Ninth Supplemental Indenture dated as of April 1, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(131)
4.201	Nine Hundred Fiftieth Supplemental Indenture dated as of April 8, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(132)
4.202	Nine Hundred Fifty-First Supplemental Indenture dated as of April 8, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(132)
4.203	Nine Hundred Fifty-Second Supplemental Indenture dated as of April 8, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(132)
4.204	Nine Hundred Fifty-Third Supplemental Indenture dated as of April 15, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(133)
4.205	Nine Hundred Fifty-Fourth Supplemental Indenture dated as of April 15, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(133)
4.206	Nine Hundred Fifty-Fifth Supplemental Indenture dated as of April 15, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(133)
4.207	Nine Hundred Fifty-Sixth Supplemental Indenture dated as of April 22, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(134)
4.208	Nine Hundred Fifty-Seventh Supplemental Indenture dated as of April 22, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(134)
4.209	Nine Hundred Fifty-Eighth Supplemental Indenture dated as of April 22, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(134)
4.210	Nine Hundred Fifty-Ninth Supplemental Indenture dated as of April 29, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(135)
4.211	Nine Hundred Sixtieth Supplemental Indenture dated as of April 29, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(135)
4.212	Nine Hundred Sixty-First Supplemental Indenture dated as of April 29, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(135)
4.213	Nine Hundred Sixty-Second Supplemental Indenture dated as of May 6, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(136)
4.214	Nine Hundred Sixty-Third Supplemental Indenture dated as of May 6, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(136)
4.215	Nine Hundred Sixty-Fourth Supplemental Indenture dated as of May 6, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(136)
4.216	Nine Hundred Sixty-Fifth Supplemental Indenture dated as of May 20, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(137)
4.217	Nine Hundred Sixty-Sixth Supplemental Indenture dated as of May 20, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(137)
4.218	Nine Hundred Sixty-Seventh Supplemental Indenture dated as of May 20, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(137)
4.219	Nine Hundred Sixty-Eighth Supplemental Indenture dated as of May 27, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(140)
4.220	Nine Hundred Sixty-Ninth Supplemental Indenture dated as of May 27, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(140)

4.221	Nine Hundred Seventieth Supplemental Indenture dated as of May 27, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(140)
4.222	Supplemental Indenture, dated as of May 27, 2021, by and between Prospect Capital Corporation and U.S. Bank National Association, as Trustee(141)
4.223	Form of Global Note of 3.364% Notes due 2026 (141)
4.224	Nine Hundred Seventy-First Supplemental Indenture dated as of June 4, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2027(142)
4.225	Nine Hundred Seventy-Second Supplemental Indenture dated as of June 4, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2029(142)
4.226	Nine Hundred Seventy-Third Supplemental Indenture dated as of June 4, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(142)
4.227	Nine Hundred Seventy-Fourth Supplemental Indenture dated as of June 10, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2027(143)
4.228	Nine Hundred Seventy-Fifth Supplemental Indenture dated as of June 10, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2029(143)
4.229	Nine Hundred Seventy-Sixth Supplemental Indenture dated as of June 10, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(143)
4.230	Nine Hundred Seventy-Seventh Supplemental Indenture dated as of June 17, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2027(144)
4.231	Nine Hundred Seventy-Eighth Supplemental Indenture dated as of June 17, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2029(144)
4.232	Nine Hundred Seventy-Ninth Supplemental Indenture dated as of June 17, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(144)
4.233	Nine Hundred Eightieth Supplemental Indenture dated as of June 24, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2027(145)
4.234	Nine Hundred Eighty-First Supplemental Indenture dated as of June 24, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2029(145)
4.235	Nine Hundred Eighty-Second Supplemental Indenture dated as of June 24, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2031(145)
4.236	Nine Hundred Eighty-Third Supplemental Indenture dated as of June 24, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2033(145)
4.237	Nine Hundred Eighty-Fourth Supplemental Indenture dated as of July 1, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2027(146)
4.238	Nine Hundred Eighty-Fifth Supplemental Indenture dated as of July 1, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2029(146)
4.239	Nine Hundred Eighty-Sixth Supplemental Indenture dated as of July 1, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2031(146)
4.240	Nine Hundred Eighty-Seventh Supplemental Indenture dated as of July 1, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2033(146)
4.241	Nine Hundred Eighty-Eighth Supplemental Indenture dated as of July 9, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(147)
4.242	Nine Hundred Eighty-Ninth Supplemental Indenture dated as of July 9, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(147)
4.243	Nine Hundred Ninetieth Supplemental Indenture dated as of July 9, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2033(147)
4.244	Nine Hundred Ninety-First Supplemental Indenture dated as of July 9, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2036(147)
4.245	Nine Hundred Ninety-Second Supplemental Indenture dated as of July 15, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(148)
4.246	Nine Hundred Ninety-Third Supplemental Indenture dated as of July 15, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(148)
4.247	Nine Hundred Ninety-Fourth Supplemental Indenture dated as of July 15, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(148)
4.248	Nine Hundred Ninety-Fifth Supplemental Indenture dated as of July 15, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2033(148)
4.249	Nine Hundred Ninety-Sixth Supplemental Indenture dated as of July 15, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2036(148)
4.250	Nine Hundred Ninety-Seventh Supplemental Indenture dated as of July 22, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(151)

4.251	Nine Hundred Ninety-Eighth Supplemental Indenture dated as of July 22, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(151)
4.252	Nine Hundred Ninety-Ninth Supplemental Indenture dated as of July 22, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(151)
4.253	One Thousandth Supplemental Indenture dated as of July 22, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(151)
4.254	One Thousand First Supplemental Indenture dated as of July 22, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(151)
4.255	One Thousand Second Supplemental Indenture dated as of July 29, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(152)
4.256	One Thousand Third Supplemental Indenture dated as of July 29, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(152)
4.257	One Thousand Fourth Supplemental Indenture dated as of July 29, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(152)
4.258	One Thousand Fifth Supplemental Indenture dated as of July 29, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(152)
4.259	One Thousand Sixth Supplemental Indenture dated as of July 29, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(152)
4.260	One Thousand Seventh Supplemental Indenture dated as of August 5, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(153)
4.261	One Thousand Eighth Supplemental Indenture dated as of August 5, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(153)
4.262	One Thousand Ninth Supplemental Indenture dated as of August 5, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(153)
4.263	One Thousand Tenth Supplemental Indenture dated as of August 5, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(153)
4.264	One Thousand Eleventh Supplemental Indenture dated as of August 5, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(153)
4.265	One Thousand Twelfth Supplemental Indenture dated as of August 12, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(154)
4.266	One Thousand Thirteenth Supplemental Indenture dated as of August 12, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(154)
4.267	One Thousand Fourteenth Supplemental Indenture dated as of August 12, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(154)
4.268	One Thousand Fifteenth Supplemental Indenture dated as of August 12, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(154)
4.269	One Thousand Sixteenth Supplemental Indenture dated as of August 12, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(154)
4.270	One Thousand Seventeenth Supplemental Indenture dated as of August 19, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(155)
4.271	One Thousand Eighteenth Supplemental Indenture dated as of August 19, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(155)
4.272	One Thousand Nineteenth Supplemental Indenture dated as of August 19, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(155)
4.273	One Thousand Twentieth Supplemental Indenture dated as of August 19, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(155)
4.274	One Thousand Twenty-First Supplemental Indenture dated as of August 19, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(155)
4.275	One Thousand Twenty-Second Supplemental Indenture dated as of August 26, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(156)
4.276	One Thousand Twenty-Third Supplemental Indenture dated as of August 26, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(156)
4.277	One Thousand Twenty-Fourth Supplemental Indenture dated as of August 26, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(156)
4.278	One Thousand Twenty-Fifth Supplemental Indenture dated as of August 26, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(156)
4.279	One Thousand Twenty-Sixth Supplemental Indenture dated as of August 26, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(156)
4.280	One Thousand Twenty-Seventh Supplemental Indenture dated as of September 10, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(157)

4.281	One Thousand Twenty-Eighth Supplemental Indenture dated as of September 10, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(157)
4.282	One Thousand Twenty-Ninth Supplemental Indenture dated as of September 10, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(157)
4.283	One Thousand Thirtieth Supplemental Indenture dated as of September 10, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(157)
4.284	One Thousand Thirty-First Supplemental Indenture dated as of September 10, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(157)
4.285	One Thousand Thirty-Second Supplemental Indenture dated as of September 16, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(158)
4.286	One Thousand Thirty-Third Supplemental Indenture dated as of September 16, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(158)
4.287	One Thousand Thirty-Fourth Supplemental Indenture dated as of September 16, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(158)
4.288	One Thousand Thirty-Fifth Supplemental Indenture dated as of September 16, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(158)
4.289	One Thousand Thirty-Sixth Supplemental Indenture dated as of September 16, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(158)
4.290	One Thousand Thirty-Seventh Supplemental Indenture dated as of September 23, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(159)
4.291	One Thousand Thirty-Eighth Supplemental Indenture dated as of September 23, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(159)
4.292	One Thousand Thirty-Ninth Supplemental Indenture dated as of September 23, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(159)
4.293	One Thousand Fortieth Supplemental Indenture dated as of September 23, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(159)
4.294	One Thousand Forty-First Supplemental Indenture dated as of September 23, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(159)
4.295	One Thousand Forty-Second Supplemental Indenture dated as of September 30, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(161)
4.296	One Thousand Forty-Third Supplemental Indenture dated as of September 30, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(161)
4.297	One Thousand Forty-Fourth Supplemental Indenture dated as of September 30, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(161)
4.298	One Thousand Forty-Fifth Supplemental Indenture dated as of September 30, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(161)
4.299	One Thousand Forty-Sixth Supplemental Indenture dated as of September 30, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(161)
4.300	One Thousand Forty-Seventh Supplemental Indenture dated as of October 7, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(163)
4.301	One Thousand Forty-Eighth Supplemental Indenture dated as of October 7, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(163)
4.302	One Thousand Forty-Ninth Supplemental Indenture dated as of October 7, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(163)
4.303	One Thousand Fiftieth Supplemental Indenture dated as of October 7, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(163)
4.304	One Thousand Fifty-First Supplemental Indenture dated as of October 7, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(163)
4.305	One Thousand Fifty-Second Supplemental Indenture dated as of October 15, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(164)
4.306	One Thousand Fifty-Third Supplemental Indenture dated as of October 15, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(164)
4.307	One Thousand Fifty-Fourth Supplemental Indenture dated as of October 15, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(164)
4.308	One Thousand Fifty-Fifth Supplemental Indenture dated as of October 15, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(164)
4.309	One Thousand Fifty-Sixth Supplemental Indenture dated as of October 15, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(164)
4.310	One Thousand Fifty-Seventh Supplemental Indenture dated as of October 21, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(165)

4.311	One Thousand Fifty-Eighth Supplemental Indenture dated as of October 21, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(165)
4.312	One Thousand Fifty-Ninth Supplemental Indenture dated as of October 21, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(165)
4.313	One Thousand Sixtieth Supplemental Indenture dated as of October 21, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(165)
4.314	One Thousand Sixty-First Supplemental Indenture dated as of October 21, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(165)
4.315	One Thousand Sixty-Second Supplemental Indenture dated as of October 28, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(166)
4.316	One Thousand Sixty-Third Supplemental Indenture dated as of October 28, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(166)
4.317	One Thousand Sixty-Fourth Supplemental Indenture dated as of October 28, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(166)
4.318	One Thousand Sixty-Fifth Supplemental Indenture dated as of October 28, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(166)
4.319	One Thousand Sixty-Sixth Supplemental Indenture dated as of October 28, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(166)
4.320	One Thousand Sixty-Seventh Supplemental Indenture dated as of November 4, 2021, to the U.S. Bank Indenture, and Form of 2.400% Prospect Capital InterNote® due 2026(167)
4.321	One Thousand Sixty-Eighth Supplemental Indenture dated as of November 4, 2021, to the U.S. Bank Indenture, and Form of 2.800% Prospect Capital InterNote® due 2028(167)
4.322	One Thousand Sixty-Ninth Supplemental Indenture dated as of November 4, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2031(167)
4.323	One Thousand Seventieth Supplemental Indenture dated as of November 4, 2021, to the U.S. Bank Indenture, and Form of 3.600% Prospect Capital InterNote® due 2036(167)
4.324	One Thousand Seventy-First Supplemental Indenture dated as of November 4, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(167)
4.325	One Thousand Seventy-Second Supplemental Indenture dated as of November 18, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(168)
4.326	One Thousand Seventy-Third Supplemental Indenture dated as of November 18, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(168)
4.327	One Thousand Seventy-Fourth Supplemental Indenture dated as of November 18, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(168)
4.328	One Thousand Seventy-Fifth Supplemental Indenture dated as of November 18, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2036(168)
4.329	One Thousand Seventy-Sixth Supplemental Indenture dated as of November 18, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(168)
4.330	One Thousand Seventy-Seventh Supplemental Indenture dated as of November 26, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(169)
4.331	One Thousand Seventy-Eighth Supplemental Indenture dated as of November 26, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(169)
4.332	One Thousand Seventy-Ninth Supplemental Indenture dated as of November 26, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(169)
4.333	One Thousand Eightieth Supplemental Indenture dated as of November 26, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2036(169)
4.334	One Thousand Eighty-First Supplemental Indenture dated as of November 26, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(169)
4.335	One Thousand Eighty-Second Supplemental Indenture dated as of December 2, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2026(170)
4.336	One Thousand Eighty-Third Supplemental Indenture dated as of December 2, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2028(170)
4.337	One Thousand Eighty-Fourth Supplemental Indenture dated as of December 2, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(170)
4.338	One Thousand Eighty-Sixth Supplemental Indenture dated as of December 2, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(170)
4.339	One Thousand Eighty-Seventh Supplemental Indenture dated as of December 9, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(171)
4.340	One Thousand Eighty-Eighth Supplemental Indenture dated as of December 9, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2028(171)

4.341	One Thousand Eighty-Ninth Supplemental Indenture dated as of December 9, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(171)
4.342	One Thousand Ninetieth Supplemental Indenture dated as of December 9, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2036(171)
4.343	One Thousand Ninety-First Supplemental Indenture dated as of December 9, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(171)
4.344	One Thousand Ninety-Second Supplemental Indenture dated as of December 16, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(172)
4.345	One Thousand Ninety-Third Supplemental Indenture dated as of December 16, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2028(172)
4.346	One Thousand Ninety-Fourth Supplemental Indenture dated as of December 16, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(172)
4.347	One Thousand Ninety-Fifth Supplemental Indenture dated as of December 16, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2036(172)
4.348	One Thousand Ninety-Sixth Supplemental Indenture dated as of December 16, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(172)
4.349	One Thousand Ninety-Seventh Supplemental Indenture dated as of December 23, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2026(173)
4.350	One Thousand Ninety-Eighth Supplemental Indenture dated as of December 23, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(173)
4.351	One Thousand Ninety-Ninth Supplemental Indenture dated as of December 23, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2031(173)
4.352	One Thousand One Hundredth Supplemental Indenture dated as of December 23, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2036(173)
4.353	One Thousand One Hundred First Supplemental Indenture dated as of December 23, 2021, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2051(173)
4.354	One Thousand One Hundred Second Supplemental Indenture dated as of December 30, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2026(174)
4.355	One Thousand One Hundred Third Supplemental Indenture dated as of December 30, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(174)
4.356	One Thousand One Hundred Fifth Supplemental Indenture dated as of December 30, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2036(174)
4.357	One Thousand One Hundred Sixth Supplemental Indenture dated as of December 30, 2021, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2051(174)
4.358	One Thousand One Hundred Seventh Supplemental Indenture dated as of January 6, 2022, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2027(175)
4.359	One Thousand One Hundred Eighth Supplemental Indenture dated as of January 6, 2022, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2029(175)
4.360	One Thousand One Hundred Ninth Supplemental Indenture dated as of January 6, 2022, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2032(175)
4.361	One Thousand One Hundred Tenth Supplemental Indenture dated as of January 6, 2022, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2037(175)
4.362	One Thousand One Hundred Eleventh Supplemental Indenture dated as of January 6, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2052(175)
4.363	One Thousand One Hundred Twelfth Supplemental Indenture dated as of January 13, 2022, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2027(176)
4.364	One Thousand One Hundred Thirteenth Supplemental Indenture dated as of January 13, 2022, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2029(176)
4.365	One Thousand One Hundred Fourteenth Supplemental Indenture dated as of January 13, 2022, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2032(176)
4.366	One Thousand One Hundred Fifteenth Supplemental Indenture dated as of January 13, 2022, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2037(176)
4.367	One Thousand One Hundred Sixteenth Supplemental Indenture dated as of January 13, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2052(176)
4.368	One Thousand One Hundred Seventeenth Supplemental Indenture dated as of January 21, 2022, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2027(177)
4.369	One Thousand One Hundred Eighteenth Supplemental Indenture dated as of January 21, 2022, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2029(177)
4.370	One Thousand One Hundred Nineteenth Supplemental Indenture dated as of January 21, 2022, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2032(177)

4.371	One Thousand One Hundred Twentieth Supplemental Indenture dated as of January 21, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2037(177)
4.372	One Thousand One Hundred Twenty-First Supplemental Indenture dated as of January 21, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2052(177)
4.373	One Thousand One Hundred Twenty-Second Supplemental Indenture dated as of January 27, 2022, to the U.S. Bank Indenture, and Form of 3.625% Prospect Capital InterNote® due 2027(178)
4.374	One Thousand One Hundred Twenty-Third Supplemental Indenture dated as of January 27, 2022, to the U.S. Bank Indenture, and Form of 3.875% Prospect Capital InterNote® due 2029(178)
4.375	One Thousand One Hundred Twenty-Fourth Supplemental Indenture dated as of January 27, 2022, to the U.S. Bank Indenture, and Form of 4.125% Prospect Capital InterNote® due 2032(178)
4.376	One Thousand One Hundred Twenty-Fifth Supplemental Indenture dated as of January 27, 2022, to the U.S. Bank Indenture, and Form of 4.375% Prospect Capital InterNote® due 2037(178)
4.377	One Thousand One Hundred Twenty-Sixth Supplemental Indenture dated as of January 27, 2022, to the U.S. Bank Indenture, and Form of 4.625% Prospect Capital InterNote® due 2052(178)
4.378	One Thousand One Hundred Twenty-Seventh Supplemental Indenture dated as of February 3, 2022, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2027(179)
4.379	One Thousand One Hundred Twenty-Eighth Supplemental Indenture dated as of February 3, 2022, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2029(179)
4.380	One Thousand One Hundred Twenty-Ninth Supplemental Indenture dated as of February 3, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2032(179)
4.381	One Thousand One Hundred Thirtieth Supplemental Indenture dated as of February 3, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2037(179)
4.382	One Thousand One Hundred Thirty-First Supplemental Indenture dated as of February 10, 2022, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2027(180)
4.383	One Thousand One Hundred Thirty-Second Supplemental Indenture dated as of February 10, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(180)
4.384	One Thousand One Hundred Thirty-Third Supplemental Indenture dated as of February 10, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2032(180)
4.385	One Thousand One Hundred Thirty-Fourth Supplemental Indenture dated as of February 25, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(185)
4.386	One Thousand One Hundred Thirty-Fifth Supplemental Indenture dated as of February 25, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(185)
4.387	One Thousand One Hundred Thirty-Sixth Supplemental Indenture dated as of February 25, 2022, to the U.S. Bank Indenture, and Form of 4.375% Prospect Capital InterNote® due 2032(185)
4.388	One Thousand One Hundred Thirty-Seventh Supplemental Indenture dated as of February 25, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2052(185)
4.389	One Thousand One Hundred Thirty-Eighth Supplemental Indenture dated as of March 3, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(186)
4.390	One Thousand One Hundred Thirty-Ninth Supplemental Indenture dated as of March 3, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(186)
4.391	One Thousand One Hundred Fortieth Supplemental Indenture dated as of March 3, 2022, to the U.S. Bank Indenture, and Form of 4.375% Prospect Capital InterNote® due 2032(186)
4.392	One Thousand One Hundred Forty-First Supplemental Indenture dated as of March 3, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2052(186)
4.393	One Thousand One Hundred Forty-Second Supplemental Indenture dated as of March 10, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(187)
4.394	One Thousand One Hundred Forty-Third Supplemental Indenture dated as of March 10, 2022, to the U.S. Bank Indenture, and Form of 4.375% Prospect Capital InterNote® due 2027(187)
4.395	One Thousand One Hundred Forty-Fourth Supplemental Indenture dated as of March 10, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2052(187)
4.396	One Thousand One Hundred Forty-Fifth Supplemental Indenture dated as of March 17, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(188)
4.397	One Thousand One Hundred Forty-Sixth Supplemental Indenture dated as of March 17, 2022, to the U.S. Bank Indenture, and Form of 4.375% Prospect Capital InterNote® due 2027(188)
4.398	One Thousand One Hundred Forty-Seventh Supplemental Indenture dated as of March 17, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2052(188)
4.399	One Thousand One Hundred Forty-Eighth Supplemental Indenture dated as of March 24, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(189)
4.400	One Thousand One Hundred Forty-Ninth Supplemental Indenture dated as of March 24, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(189)

4.401	One Thousand One Hundred Fiftieth Supplemental Indenture dated as of March 31, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(190)
4.402	One Thousand One Hundred Fifty-First Supplemental Indenture dated as of March 31, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(190)
4.403	One Thousand One Hundred Fifty-Second Supplemental Indenture dated as of April 7, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(191)
4.404	One Thousand One Hundred Fifty-Third Supplemental Indenture dated as of April 7, 2022, to the U.S. Bank Indenture, and Form of 4.250% to 5.250% Prospect Capital InterNote® due 2032(191)
4.405	One Thousand One Hundred Fifty-Fourth Supplemental Indenture dated as of April 14, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(192)
4.406	One Thousand One Hundred Fifty-Fifth Supplemental Indenture dated as of April 14, 2022, to the U.S. Bank Indenture, and Form of 4.250% to 5.250% Prospect Capital InterNote® due 2032(192)
4.407	One Thousand One Hundred Fifty-Sixth Supplemental Indenture dated as of April 21, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(193)
4.408	One Thousand One Hundred Fifty-Seventh Supplemental Indenture dated as of April 21, 2022, to the U.S. Bank Indenture, and Form of 4.250% to 5.250% Prospect Capital InterNote® due 2032(193)
4.409	One Thousand One Hundred Fifty-Eighth Supplemental Indenture dated as of April 28, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(194)
4.410	One Thousand One Hundred Sixtieth Supplemental Indenture dated as of May 5, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(195)
4.411	One Thousand One Hundred Sixty-First Supplemental Indenture dated as of May 5, 2022, to the U.S. Bank Indenture, and Form of 4.250% to 5.250% Prospect Capital InterNote® due 2032(195)
4.412	One Thousand One Hundred Sixty-Second Supplemental Indenture dated as of May 19, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(196)
4.413	One Thousand One Hundred Sixty-Third Supplemental Indenture dated as of May 26, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(197)
4.414	One Thousand One Hundred Sixty-Fourth Supplemental Indenture dated as of June 3, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(198)
4.415	One Thousand One Hundred Sixty-Fifth Supplemental Indenture dated as of June 9, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(199)
4.416	One Thousand One Hundred Sixty-Sixth Supplemental Indenture dated as of June 16, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(202)
4.417	One Thousand One Hundred Sixty-Seventh Supplemental Indenture dated as of June 24, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(203)
4.418	One Thousand One Hundred Sixty-Eighth Supplemental Indenture dated as of June 30, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(204)
4.419	One Thousand One Hundred Sixty-Ninth Supplemental Indenture dated as of July 8, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(205)
4.420	One Thousand One Hundred Seventieth Supplemental Indenture dated as of July 14, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(206)
4.421	One Thousand One Hundred Seventy-First Supplemental Indenture dated as of July 21, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(207)
4.422	One Thousand One Hundred Seventy-Second Supplemental Indenture dated as of July 28, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(208)
4.423	One Thousand One Hundred Seventy-Third Supplemental Indenture dated as of August 4, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(209)
4.424	One Thousand One Hundred Seventy-Fourth Supplemental Indenture dated as of August 11, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(210)
4.425	Supplemental Indenture, dated as of September 30, 2021, by and between Prospect Capital Corporation and U.S. Bank National Association, as Trustee (162)
4.426	Form of Global Note of 3.437% Notes due 2028 (162)
4.427	One Thousand One Hundred Seventy-Fifth Supplemental Indenture dated as of August 18, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(211)
4.428	One Thousand One Hundred Seventy-Sixth Supplemental Indenture dated as of August 25, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(212)
4.429	One Thousand One Hundred Seventy-Seventh Supplemental Indenture dated as of September 22, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(213)
4.430	One Thousand One Hundred Eighty-First Supplemental Indenture dated as of October 20, 2022, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(219)

4.431	One Thousand One Hundred Eighty-Second Supplemental Indenture dated as of October 20, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2027(219)
4.432	One Thousand One Hundred Eighty-Third Supplemental Indenture dated as of October 27, 2022, to the U.S. Bank Indenture, and Form of 5.375% Prospect Capital InterNote® due 2025(220)
4.433	One Thousand One Hundred Eighty-Fourth Supplemental Indenture dated as of October 27, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2027(220)
4.434	One Thousand One Hundred Eighty-Fifth Supplemental Indenture dated as of November 3, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(221)
4.435	One Thousand One Hundred Eighty-Sixth Supplemental Indenture dated as of November 10, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(222)
4.436	One Thousand One Hundred Eighty-Seventh Supplemental Indenture dated as of November 25, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(223)
4.437	One Thousand One Hundred Eighty-Eighth Supplemental Indenture dated as of December 1, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(224)
4.438	One Thousand One Hundred Eighty-Ninth Supplemental Indenture dated as of December 8, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(225)
4.439	One Thousand One Hundred Ninetieth Supplemental Indenture dated as of December 15, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(226)
4.440	One Thousand One Hundred Ninety-First Supplemental Indenture dated as of December 22, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(227)
4.441	One Thousand One Hundred Ninety-Second Supplemental Indenture dated as of December 22, 2022, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2028(227)
4.442	One Thousand One Hundred Ninety-Third Supplemental Indenture dated as of December 30, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(228)
4.443	One Thousand One Hundred Ninety-Fourth Supplemental Indenture dated as of December 30, 2022, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2028(228)
4.444	One Thousand One Hundred Ninety-Fifth Supplemental Indenture dated as of December 30, 2022, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2032(228)
4.445	One Thousand One Hundred Ninety-Sixth Supplemental Indenture dated as of January 6, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(229)
4.446	One Thousand One Hundred Ninety-Seventh Supplemental Indenture dated as of January 6, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(229)
4.447	One Thousand One Hundred Ninety-Eighth Supplemental Indenture dated as of January 6, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(229)
4.448	One Thousand One Hundred Ninety-Ninth Supplemental Indenture dated as of January 12, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(230)
4.449	One Thousand Two Hundredth Supplemental Indenture dated as of January 12, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(230)
4.450	One Thousand Two Hundred First Supplemental Indenture dated as of January 12, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(230)
4.451	One Thousand Two Hundred Second Supplemental Indenture dated as of January 20, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(231)
4.452	One Thousand Two Hundred Third Supplemental Indenture dated as of January 20, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(231)
4.453	One Thousand Two Hundred Fourth Supplemental Indenture dated as of January 20, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(231)
4.454	One Thousand Two Hundred Fifth Supplemental Indenture dated as of January 26, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(232)
4.455	One Thousand Two Hundred Sixth Supplemental Indenture dated as of January 26, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(232)
4.456	One Thousand Two Hundred Seventh Supplemental Indenture dated as of January 26, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(232)
4.457	One Thousand Two Hundred Eighth Supplemental Indenture dated as of February 2, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(233)
4.458	One Thousand Two Hundred Ninth Supplemental Indenture dated as of February 2, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(233)
4.459	One Thousand Two Hundred Tenth Supplemental Indenture dated as of February 2, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(233)
4.460	One Thousand Two Hundred Eleventh Supplemental Indenture dated as of February 9, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(234)

4.461	One Thousand Two Hundred Twelfth Supplemental Indenture dated as of February 9, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(234)
4.462	One Thousand Two Hundred Thirteenth Supplemental Indenture dated as of February 9, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(234)
4.463	One Thousand Two Hundred Fourteenth Supplemental Indenture dated as of February 24, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(238)
4.464	One Thousand Two Hundred Fifteenth Supplemental Indenture dated as of February 24, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(238)
4.465	One Thousand Two Hundred Sixteenth Supplemental Indenture dated as of February 24, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(238)
4.466	One Thousand Two Hundred Seventeenth Supplemental Indenture dated as of March 2, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(239)
4.467	One Thousand Two Hundred Eighteenth Supplemental Indenture dated as of March 2, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(239)
4.468	One Thousand Two Hundred Nineteenth Supplemental Indenture dated as of March 2, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(239)
4.469	One Thousand Two Hundred Twentieth Supplemental Indenture dated as of March 9, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(240)
4.470	One Thousand Two Hundred Twenty-First Supplemental Indenture dated as of March 9, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(240)
4.471	One Thousand Two Hundred Twenty-Second Supplemental Indenture dated as of March 9, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(240)
4.472	One Thousand Two Hundred Twenty-Third Supplemental Indenture dated as of March 16, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(241)
4.473	One Thousand Two Hundred Twenty-Fourth Supplemental Indenture dated as of March 16, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(241)
4.474	One Thousand Two Hundred Twenty-Fifth Supplemental Indenture dated as of March 16, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(241)
4.475	One Thousand Two Hundred Twenty-Sixth Supplemental Indenture dated as of March 23, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(242)
4.476	One Thousand Two Hundred Twenty-Seventh Supplemental Indenture dated as of March 23, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(242)
4.477	One Thousand Two Hundred Twenty-Eighth Supplemental Indenture dated as of March 23, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(242)
4.478	One Thousand Two Hundred Twenty-Ninth Supplemental Indenture dated as of March 30, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(243)
4.479	One Thousand Two Hundred Thirtieth Supplemental Indenture dated as of March 30, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(243)
4.480	One Thousand Two Hundred Thirty-First Supplemental Indenture dated as of March 30, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(243)
4.481	One Thousand Two Hundred Thirty-Second Supplemental Indenture dated as of April 6, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(244)
4.482	One Thousand Two Hundred Thirty-Third Supplemental Indenture dated as of April 6, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(244)
4.483	One Thousand Two Hundred Thirty-Fourth Supplemental Indenture dated as of April 6, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(244)
4.484	One Thousand Two Hundred Thirty-Fifth Supplemental Indenture dated as of April 13, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(245)
4.485	One Thousand Two Hundred Thirty-Sixth Supplemental Indenture dated as of April 13, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(245)
4.486	One Thousand Two Hundred Thirty-Seventh Supplemental Indenture dated as of April 13, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(245)
4.487	One Thousand Two Hundred Thirty-Eighth Supplemental Indenture dated as of April 20, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(246)
4.488	One Thousand Two Hundred Thirty-Ninth Supplemental Indenture dated as of April 20, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(246)
4.489	One Thousand Two Hundred Fortieth Supplemental Indenture dated as of April 20, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(246)
4.490	One Thousand Two Hundred Forty-First Supplemental Indenture dated as of April 27, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(247)

4.491	One Thousand Two Hundred Forty-Second Supplemental Indenture dated as of April 27, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2029(247)
4.492	One Thousand Two Hundred Forty-Third Supplemental Indenture dated as of April 27, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(247)
4.493	One Thousand Two Hundred Forty-Fourth Supplemental Indenture dated as of May 4, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(248)
4.494	One Thousand Two Hundred Forty-Fifth Supplemental Indenture dated as of May 4, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2029(248)
4.495	One Thousand Two Hundred Forty-Sixth Supplemental Indenture dated as of May 4, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(248)
4.496	One Thousand Two Hundred Forty-Seventh Supplemental Indenture dated as of May 11, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(249)
4.497	One Thousand Two Hundred Forty-Eighth Supplemental Indenture dated as of May 11, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(249)
4.498	One Thousand Two Hundred Forty-Ninth Supplemental Indenture dated as of May 11, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(249)
4.499	One Thousand Two Hundred Fiftieth Supplemental Indenture dated as of May 11, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(249)
4.500	One Thousand Two Hundred Fifty-First Supplemental Indenture dated as of May 25, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(250)
4.501	One Thousand Two Hundred Fifty-Second Supplemental Indenture dated as of May 25, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(250)
4.502	One Thousand Two Hundred Fifty-Third Supplemental Indenture dated as of May 25, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(250)
4.503	One Thousand Two Hundred Fifty-Fourth Supplemental Indenture dated as of May 25, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(250)
4.504	One Thousand Two Hundred Fifty-Fifth Supplemental Indenture dated as of June 2, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(251)
4.505	One Thousand Two Hundred Fifty-Sixth Supplemental Indenture dated as of June 2, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(251)
4.506	One Thousand Two Hundred Fifty-Eighth Supplemental Indenture dated as of June 2, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(251)
4.507	One Thousand Two Hundred Fifty-Ninth Supplemental Indenture dated as of June 8, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(252)
4.508	One Thousand Two Hundred Sixtieth Supplemental Indenture dated as of June 8, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(252)
4.509	One Thousand Two Hundred Sixty-First Supplemental Indenture dated as of June 8, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(252)
4.510	One Thousand Two Hundred Sixty-Second Supplemental Indenture dated as of June 8, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(252)
4.511	One Thousand Two Hundred Sixty-Fourth Supplemental Indenture dated as of June 15, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(254)
4.512	One Thousand Two Hundred Sixty-Fifth Supplemental Indenture dated as of June 15, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(254)
4.513	One Thousand Two Hundred Sixty-Sixth Supplemental Indenture dated as of June 15, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(254)
4.514	One Thousand Two Hundred Sixty-Seventh Supplemental Indenture dated as of June 23, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(255)
4.515	One Thousand Two Hundred Sixty-Eighth Supplemental Indenture dated as of June 23, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(255)
4.516	One Thousand Two Hundred Sixty-Ninth Supplemental Indenture dated as of June 23, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(255)
4.517	One Thousand Two Hundred Seventieth Supplemental Indenture dated as of June 23, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(255)
4.518	One Thousand Two Hundred Seventy-First Supplemental Indenture dated as of June 29, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(256)
4.519	One Thousand Two Hundred Seventy-Third Supplemental Indenture dated as of June 29, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(256)
4.520	One Thousand Two Hundred Seventy-Fourth Supplemental Indenture dated as of June 29, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(256)

4.521	One Thousand Two Hundred Seventy-Fifth Supplemental Indenture dated as of July 7, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(257)
4.522	One Thousand Two Hundred Seventy-Sixth Supplemental Indenture dated as of July 7, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(257)
4.523	One Thousand Two Hundred Seventy-Seventh Supplemental Indenture dated as of July 7, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(257)
4.524	One Thousand Two Hundred Seventy-Eighth Supplemental Indenture dated as of July 7, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(257)
4.525	One Thousand Two Hundred Eightieth Supplemental Indenture dated as of July 13, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(258)
4.526	One Thousand Two Hundred Eighty-First Supplemental Indenture dated as of July 13, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(258)
4.527	One Thousand Two Hundred Eighty-Second Supplemental Indenture dated as of July 13, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(258)
4.528	One Thousand Two Hundred Eighty-Third Supplemental Indenture dated as of July 20, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(259)
4.529	One Thousand Two Hundred Eighty-Fourth Supplemental Indenture dated as of July 20, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(259)
4.530	One Thousand Two Hundred Eighty-Fifth Supplemental Indenture dated as of July 20, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(259)
4.531	One Thousand Two Hundred Eighty-Sixth Supplemental Indenture dated as of July 20, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(259)
4.532	One Thousand Two Hundred Eighty-Seventh Supplemental Indenture dated as of July 27, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(260)
4.533	One Thousand Two Hundred Eighty-Eighth Supplemental Indenture dated as of July 27, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(260)
4.534	One Thousand Two Hundred Eighty-Ninth Supplemental Indenture dated as of July 27, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(260)
4.535	One Thousand Two Hundred Ninetieth Supplemental Indenture dated as of July 27, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(260)
4.536	One Thousand Two Hundred Ninety-First Supplemental Indenture dated as of August 3, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(261)
4.537	One Thousand Two Hundred Ninety-Third Supplemental Indenture dated as of August 3, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(261)
4.538	One Thousand Two Hundred Ninety-Fourth Supplemental Indenture dated as of August 3, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(261)
4.539	One Thousand Two Hundred Ninety-Fifth Supplemental Indenture dated as of August 10, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(262)
4.540	One Thousand Two Hundred Ninety-Sixth Supplemental Indenture dated as of August 10, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(262)
4.541	One Thousand Two Hundred Ninety-Seventh Supplemental Indenture dated as of August 10, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(262)
4.542	One Thousand Two Hundred Ninety-Eighth Supplemental Indenture dated as of August 10, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(262)
4.543	One Thousand Two Hundred Ninety-Ninth Supplemental Indenture dated as of August 17, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(263)
4.544	One Thousand Three Hundredth Supplemental Indenture dated as of August 17, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(263)
4.545	One Thousand Three Hundred First Supplemental Indenture dated as of August 17, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(263)
4.546	One Thousand Three Hundred Second Supplemental Indenture dated as of August 17, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(263)
4.547	One Thousand Three Hundred Third Supplemental Indenture dated as of August 24, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(264)
4.548	One Thousand Three Hundred Sixth Supplemental Indenture dated as of August 24, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(264)
4.549	One Thousand Three Hundred Seventh Supplemental Indenture dated as of September 21, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(265)
4.550	One Thousand Three Hundred Tenth Supplemental Indenture dated as of September 21, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(265)

4.551	One Thousand Three Hundred Twelfth Supplemental Indenture dated as of September 28, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(266)
4.552	One Thousand Three Hundred Thirteenth Supplemental Indenture dated as of September 28, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(266)
4.553	One Thousand Three Hundred Fourteenth Supplemental Indenture dated as of September 28, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(266)
4.554	One Thousand Three Hundred Sixteenth Supplemental Indenture dated as of October 5, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(267)
4.555	One Thousand Three Hundred Seventeenth Supplemental Indenture dated as of October 5, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(267)
4.556	One Thousand Three Hundred Eighteenth Supplemental Indenture dated as of October 5, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(267)
4.557	One Thousand Three Hundred Twenty-Third Supplemental Indenture dated as of October 19, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(268)
4.558	One Thousand Three Hundred Twenty-Sixth Supplemental Indenture dated as of October 19, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(268)
4.559	One Thousand Three Hundred Twenty-Eighth Supplemental Indenture dated as of October 26, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(269)
4.560	One Thousand Three Hundred Twenty-Ninth Supplemental Indenture dated as of October 26, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(269)
4.561	One Thousand Three Hundred Thirtieth Supplemental Indenture dated as of October 26, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(269)
4.562	One Thousand Three Hundred Thirty-Fifth Supplemental Indenture dated as of November 9, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(270)
4.563	One Thousand Three Hundred Thirty-Sixth Supplemental Indenture dated as of November 9, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(270)
4.564	One Thousand Three Hundred Thirty-Seventh Supplemental Indenture dated as of November 9, 2023, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2033(270)
4.565	One Thousand Three Hundred Thirty-Eighth Supplemental Indenture dated as of November 9, 2023, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2043(270)
4.566	One Thousand Three Hundred Thirty-Ninth Supplemental Indenture dated as of November 24, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2026(271)
4.567	One Thousand Three Hundred Fortieth Supplemental Indenture dated as of November 24, 2023, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2028(271)
4.568	One Thousand Three Hundred Forty-First Supplemental Indenture dated as of November 24, 2023, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2033(271)
4.569	One Thousand Three Hundred Forty-Second Supplemental Indenture dated as of November 30, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2026(272)
4.570	One Thousand Three Hundred Forty-Third Supplemental Indenture dated as of November 30, 2023, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2028(272)
4.571	One Thousand Three Hundred Forty-Fourth Supplemental Indenture dated as of November 30, 2023, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2033(272)
4.572	One Thousand Three Hundred Forty-Fifth Supplemental Indenture dated as of December 7, 2023, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2026(273)
4.573	One Thousand Three Hundred Forty-Sixth Supplemental Indenture dated as of December 7, 2023, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2028(273)
4.574	One Thousand Three Hundred Forty-Seventh Supplemental Indenture dated as of December 7, 2023, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2033(273)
4.575	One Thousand Three Hundred Forty-Eighth Supplemental Indenture dated as of December 14, 2023, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2026(274)
4.576	One Thousand Three Hundred Forty-Ninth Supplemental Indenture dated as of December 14, 2023, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2028(274)
4.577	One Thousand Three Hundred Fiftieth Supplemental Indenture dated as of December 14, 2023, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2033(274)
4.578	One Thousand Three Hundred Fifty-First Supplemental Indenture dated as of December 21, 2023, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2026(275)
4.579	One Thousand Three Hundred Fifty-Second Supplemental Indenture dated as of December 21, 2023, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(275)
4.580	One Thousand Three Hundred Fifty-Third Supplemental Indenture dated as of December 21, 2023, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(275)

4.581	One Thousand Three Hundred Fifty-Fourth Supplemental Indenture dated as of December 21, 2023, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2033(275)
4.582	One Thousand Three Hundred Fifty-Fifth Supplemental Indenture dated as of December 29, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2026(276)
4.583	One Thousand Three Hundred Fifty-Sixth Supplemental Indenture dated as of December 29, 2023, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2028(276)
4.584	One Thousand Three Hundred Fifty-Seventh Supplemental Indenture dated as of December 29, 2023, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2033(276)
4.585	One Thousand Three Hundred Fifty-Eighth Supplemental Indenture dated as of January 5, 2024, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2027(281)
4.586	One Thousand Three Hundred Fifty-Ninth Supplemental Indenture dated as of January 5, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(281)
4.587	One Thousand Three Hundred Sixtieth Supplemental Indenture dated as of January 5, 2024, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2034(281)
4.588	One Thousand Three Hundred Sixty-First Supplemental Indenture dated as of January 11, 2024, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2027(282)
4.589	One Thousand Three Hundred Sixty-Second Supplemental Indenture dated as of January 11, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(282)
4.590	One Thousand Three Hundred Sixty-Third Supplemental Indenture dated as of January 11, 2024, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2034(282)
4.591	One Thousand Three Hundred Sixty-Fourth Supplemental Indenture dated as of January 19, 2024, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2027(283)
4.592	One Thousand Three Hundred Sixty-Fifth Supplemental Indenture dated as of January 19, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(283)
4.593	One Thousand Three Hundred Sixty-Sixth Supplemental Indenture dated as of January 19, 2024, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2034(283)
4.594	One Thousand Three Hundred Sixty-Seventh Supplemental Indenture dated as of January 25, 2024, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2027(284)
4.595	One Thousand Three Hundred Sixty-Eighth Supplemental Indenture dated as of January 25, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(284)
4.596	One Thousand Three Hundred Sixty-Ninth Supplemental Indenture dated as of January 25, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(284)
4.597	One Thousand Three Hundred Seventieth Supplemental Indenture dated as of February 1, 2024, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2027(286)
4.598	One Thousand Three Hundred Seventy-First Supplemental Indenture dated as of February 1, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(286)
4.599	One Thousand Three Hundred Seventy-Second Supplemental Indenture dated as of February 1, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(286)
4.600	One Thousand Three Hundred Seventy-Third Supplemental Indenture dated as of February 8, 2024, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2027(287)
4.601	One Thousand Three Hundred Seventy-Fourth Supplemental Indenture dated as of February 8, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(287)
4.602	One Thousand Three Hundred Seventy-Fifth Supplemental Indenture dated as of February 8, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(287)
4.603	One Thousand Three Hundred Seventy-Sixth Supplemental Indenture dated as of February 23, 2024, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2027(288)
4.604	One Thousand Three Hundred Seventy-Seventh Supplemental Indenture dated as of February 23, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(288)
4.605	One Thousand Three Hundred Seventy-Eighth Supplemental Indenture dated as of February 23, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(288)
4.606	One Thousand Three Hundred Seventy-Ninth Supplemental Indenture dated as of February 29, 2024, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2027(289)
4.607	One Thousand Three Hundred Eightieth Supplemental Indenture dated as of February 29, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2029(289)
4.608	One Thousand Three Hundred Eighty-First Supplemental Indenture dated as of February 29, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(289)
4.609	One Thousand Three Hundred Eighty-Second Supplemental Indenture dated as of March 7, 2024, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2027(290)
4.610	One Thousand Three Hundred Eighty-Third Supplemental Indenture dated as of March 7, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2029(290)

4.611	One Thousand Three Hundred Eighty-Fourth Supplemental Indenture dated as of March 7, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(290)
4.612	One Thousand Three Hundred Eighty-Fifth Supplemental Indenture dated as of March 14, 2024, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2027(291)
4.613	One Thousand Three Hundred Eighty-Sixth Supplemental Indenture dated as of March 14, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2029(291)
4.614	One Thousand Three Hundred Eighty-Seventh Supplemental Indenture dated as of March 14, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(291)
4.615	One Thousand Three Hundred Eighty-Eighth Supplemental Indenture dated as of March 21, 2024, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2027(292)
4.616	One Thousand Three Hundred Eighty-Ninth Supplemental Indenture dated as of March 21, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2029(292)
4.617	One Thousand Three Hundred Ninetieth Supplemental Indenture dated as of March 21, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(292)
4.618	One Thousand Three Hundred Ninety-First Supplemental Indenture dated as of March 28, 2024, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2027(293)
4.619	One Thousand Three Hundred Ninety-Second Supplemental Indenture dated as of March 28, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(293)
4.620	One Thousand Three Hundred Ninety-Third Supplemental Indenture dated as of March 28, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(293)
4.621	One Thousand Three Hundred Ninety-Fourth Supplemental Indenture dated as of April 4, 2024, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2027(294)
4.622	One Thousand Three Hundred Ninety-Fifth Supplemental Indenture dated as of April 4, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(294)
4.623	One Thousand Three Hundred Ninety-Sixth Supplemental Indenture dated as of April 4, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(294)
4.624	One Thousand Three Hundred Ninety-Seventh Supplemental Indenture dated as of April 11, 2024, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2027(295)
4.625	One Thousand Three Hundred Ninety-Eighth Supplemental Indenture dated as of April 11, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(295)
4.626	One Thousand Three Hundred Ninety-Ninth Supplemental Indenture dated as of April 11, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(295)
4.627	One Thousand Four Hundredth Supplemental Indenture dated as of April 18, 2024, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2027(296)
4.628	One Thousand Four Hundred First Supplemental Indenture dated as of April 18, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(296)
4.629	One Thousand Four Hundred Second Supplemental Indenture dated as of April 18, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(296)
4.630	One Thousand Four Hundred Third Supplemental Indenture dated as of April 25, 2024, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2027(297)
4.631	One Thousand Four Hundred Fourth Supplemental Indenture dated as of April 25, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2029(297)
4.632	One Thousand Four Hundred Fifth Supplemental Indenture dated as of April 25, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(297)
4.633	One Thousand Four Hundred Sixth Supplemental Indenture dated as of May 2, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2027(298)
4.634	One Thousand Four Hundred Seventh Supplemental Indenture dated as of May 2, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2029(298)
4.635	One Thousand Four Hundred Eighth Supplemental Indenture dated as of May 2, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(298)
4.636	One Thousand Four Hundred Ninth Supplemental Indenture dated as of May 9, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2027(299)
4.637	One Thousand Four Hundred Tenth Supplemental Indenture dated as of May 9, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(299)
4.638	One Thousand Four Hundred Eleventh Supplemental Indenture dated as of May 9, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(299)
4.639	One Thousand Four Hundred Twelfth Supplemental Indenture dated as of May 23, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2027(300)
4.640	One Thousand Four Hundred Thirteenth Supplemental Indenture dated as of May 23, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(300)

4.641	One Thousand Four Hundred Fourteenth Supplemental Indenture dated as of May 23, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(300)
4.642	One Thousand Four Hundred Fifteenth Supplemental Indenture dated as of May 31, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2027(301)
4.643	One Thousand Four Hundred Sixteenth Supplemental Indenture dated as of May 31, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(301)
4.644	One Thousand Four Hundred Seventeenth Supplemental Indenture dated as of May 31, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(301)
4.645	One Thousand Four Hundred Eighteenth Supplemental Indenture dated as of June 6, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2027(302)
4.646	One Thousand Four Hundred Nineteenth Supplemental Indenture dated as of June 6, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(302)
4.647	One Thousand Four Hundred Twentieth Supplemental Indenture dated as of June 6, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(302)
4.648	One Thousand Four Hundred Twenty-First Supplemental Indenture dated as of June 13, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2027(303)
4.649	One Thousand Four Hundred Twenty-Second Supplemental Indenture dated as of June 13, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(303)
4.650	One Thousand Four Hundred Twenty-Third Supplemental Indenture dated as of June 13, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(303)
4.651	One Thousand Four Hundred Twenty-Fourth Supplemental Indenture dated as of June 21, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2027(304)
4.652	One Thousand Four Hundred Twenty-Fifth Supplemental Indenture dated as of June 21, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(304)
4.653	One Thousand Four Hundred Twenty-Sixth Supplemental Indenture dated as of June 21, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(304)
4.654	One Thousand Four Hundred Twenty-Seventh Supplemental Indenture dated as of June 27, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(305)
4.655	One Thousand Four Hundred Twenty-Eighth Supplemental Indenture dated as of June 27, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(305)
4.656	One Thousand Four Hundred Twenty-Ninth Supplemental Indenture dated as of June 27, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(305)
4.657	One Thousand Four Hundred Thirtieth Supplemental Indenture dated as of July 5, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(307)
4.658	One Thousand Four Hundred Thirty-First Supplemental Indenture dated as of July 5, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(311)
4.659	One Thousand Four Hundred Thirty-Second Supplemental Indenture dated as of July 5, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(307)
4.660	One Thousand Four Hundred Thirty-Third Supplemental Indenture dated as of July 11, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(308)
4.661	One Thousand Four Hundred Thirty-Fourth Supplemental Indenture dated as of July 11, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(308)
4.662	One Thousand Four Hundred Thirty-Fifth Supplemental Indenture dated as of July 11, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(308)
4.663	One Thousand Four Hundred Thirty-Sixth Supplemental Indenture dated as of July 18, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(309)
4.664	One Thousand Four Hundred Thirty-Seventh Supplemental Indenture dated as of July 18, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(309)
4.665	One Thousand Four Hundred Thirty-Eighth Supplemental Indenture dated as of July 18, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(309)
4.666	One Thousand Four Hundred Thirty-Ninth Supplemental Indenture dated as of July 25, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(310)
4.667	One Thousand Four Hundred Fortieth Supplemental Indenture dated as of July 25, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(310)
4.668	One Thousand Four Hundred Forty-First Supplemental Indenture dated as of July 25, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(310)
4.669	One Thousand Four Hundred Forty-Second Supplemental Indenture dated as of August 1, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2027(311)
4.670	One Thousand Four Hundred Forty-Third Supplemental Indenture dated as of August 1, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(311)

4.671	One Thousand Four Hundred Forty-Fourth Supplemental Indenture dated as of August 1, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(311)
4.672	One Thousand Four Hundred Forty-Fifth Supplemental Indenture dated as of August 8, 2024, to the U.S. Bank Indenture, and Form of 6.875% Prospect Capital InterNote® due 2027(312)
4.673	One Thousand Four Hundred Forty-Sixth Supplemental Indenture dated as of August 8, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2029(312)
4.674	One Thousand Four Hundred Forty-Seventh Supplemental Indenture dated as of August 8, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2034(312)
4.675	One Thousand Four Hundred Forty-Eighth Supplemental Indenture dated as of August 15, 2024, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2027(313)
4.676	One Thousand Four Hundred Forty-Ninth Supplemental Indenture dated as of August 15, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2029(313)
4.677	One Thousand Four Hundred Fiftieth Supplemental Indenture dated as of August 15, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2034(313)
4.678	One Thousand Four Hundred Fifty-First Supplemental Indenture dated as of August 22, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2027(314)
4.679	One Thousand Four Hundred Fifty-Second Supplemental Indenture dated as of August 22, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(314)
4.680	One Thousand Four Hundred Fifty-Third Supplemental Indenture dated as of August 22, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(314)
4.681	One Thousand Four Hundred Thirtieth Supplemental Indenture dated as of July 5, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(319)
4.682	One Thousand Four Hundred Thirty-First Supplemental Indenture dated as of July 5, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(323)
4.683	One Thousand Four Hundred Thirty-Second Supplemental Indenture dated as of July 5, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(319)
4.684	One Thousand Four Hundred Thirty-Third Supplemental Indenture dated as of July 11, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(320)
4.685	One Thousand Four Hundred Thirty-Fourth Supplemental Indenture dated as of July 11, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(320)
4.686	One Thousand Four Hundred Thirty-Fifth Supplemental Indenture dated as of July 11, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(320)
4.687	One Thousand Four Hundred Thirty-Sixth Supplemental Indenture dated as of July 18, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(321)
4.688	One Thousand Four Hundred Thirty-Seventh Supplemental Indenture dated as of July 18, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(321)
4.689	One Thousand Four Hundred Thirty-Eighth Supplemental Indenture dated as of July 18, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(321)
4.690	One Thousand Four Hundred Thirty-Ninth Supplemental Indenture dated as of July 25, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(322)
4.691	One Thousand Four Hundred Fortieth Supplemental Indenture dated as of July 25, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(322)
4.692	One Thousand Four Hundred Forty-First Supplemental Indenture dated as of July 25, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(322)
4.693	One Thousand Four Hundred Forty-Second Supplemental Indenture dated as of August 1, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2027(323)
4.694	One Thousand Four Hundred Forty-Third Supplemental Indenture dated as of August 1, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(323)
4.695	One Thousand Four Hundred Forty-Fourth Supplemental Indenture dated as of August 1, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(323)
4.696	One Thousand Four Hundred Forty-Fifth Supplemental Indenture dated as of August 8, 2024, to the U.S. Bank Indenture, and Form of 6.875% Prospect Capital InterNote® due 2027(324)
4.697	One Thousand Four Hundred Forty-Sixth Supplemental Indenture dated as of August 8, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2029(324)
4.698	One Thousand Four Hundred Forty-Seventh Supplemental Indenture dated as of August 8, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2034(324)
4.699	One Thousand Four Hundred Forty-Eighth Supplemental Indenture dated as of August 15, 2024, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2027(325)
4.700	One Thousand Four Hundred Forty-Ninth Supplemental Indenture dated as of August 15, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2029(325)

4.701	One Thousand Four Hundred Fiftieth Supplemental Indenture dated as of August 15, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2034(325)
4.702	One Thousand Four Hundred Fifty-First Supplemental Indenture dated as of August 22, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2027(326)
4.703	One Thousand Four Hundred Fifty-Second Supplemental Indenture dated as of August 22, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(326)
4.704	One Thousand Four Hundred Fifty-Third Supplemental Indenture dated as of August 22, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(326)
4.705	One Thousand Four Hundred Fifty-Fourth Supplemental Indenture dated as of August 29, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2027(327)
4.706	One Thousand Four Hundred Fifty-Fifth Supplemental Indenture dated as of August 29, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(327)
4.707	One Thousand Four Hundred Fifty-Sixth Supplemental Indenture dated as of August 29, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(327)
4.708	One Thousand Four Hundred Fifty-Seventh Supplemental Indenture dated as of September 12, 2024, to the U.S. Bank Indenture, and Form of 6.875% Prospect Capital InterNote® due 2027(328)
4.709	One Thousand Four Hundred Fifty-Eighth Supplemental Indenture dated as of September 12, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2029(328)
4.710	One Thousand Four Hundred Fifty-Ninth Supplemental Indenture dated as of September 12, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2034(328)
4.711	One Thousand Four Hundred Sixtieth Supplemental Indenture dated as of September 19, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2027(329)
4.712	One Thousand Four Hundred Sixty-First Supplemental Indenture dated as of September 19, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(329)
4.713	One Thousand Four Hundred Sixty-Second Supplemental Indenture dated as of September 19, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(329)
4.714	One Thousand Four Hundred Sixty-Third Supplemental Indenture dated as of September 26, 2024, to the U.S. Bank Indenture, and Form of 6.625% Prospect Capital InterNote® due 2027(330)
4.715	One Thousand Four Hundred Sixty-Fourth Supplemental Indenture dated as of September 26, 2024, to the U.S. Bank Indenture, and Form of 6.875% Prospect Capital InterNote® due 2029(330)
4.716	One Thousand Four Hundred Sixty-Fifth Supplemental Indenture dated as of September 26, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2034(330)
4.717	One Thousand Four Hundred Sixty-Sixth Supplemental Indenture dated as of October 3, 2024, to the U.S. Bank Indenture, and Form of 6.625% Prospect Capital InterNote® due 2027(331)
4.718	One Thousand Four Hundred Sixty-Seventh Supplemental Indenture dated as of October 3, 2024, to the U.S. Bank Indenture, and Form of 6.875% Prospect Capital InterNote® due 2029(331)
4.719	One Thousand Four Hundred Sixty-Eighth Supplemental Indenture dated as of October 3, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2034(331)
4.720	One Thousand Four Hundred Sixty-Ninth Supplemental Indenture dated as of October 10, 2024, to the U.S. Bank Indenture, and Form of 6.625% Prospect Capital InterNote® due 2027(332)
4.721	One Thousand Four Hundred Seventieth Supplemental Indenture dated as of October 10, 2024, to the U.S. Bank Indenture, and Form of 6.875% Prospect Capital InterNote® due 2029(332)
4.722	One Thousand Four Hundred Seventy-First Supplemental Indenture dated as of October 10, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2034(332)
4.723	One Thousand Four Hundred Seventy-Second Supplemental Indenture dated as of October 18, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2027(335)
4.724	One Thousand Four Hundred Seventy-Third Supplemental Indenture dated as of October 18, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(335)
4.725	One Thousand Four Hundred Seventy-Fourth Supplemental Indenture dated as of October 18, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(335)
4.726	One Thousand Four Hundred Seventy-Fifth Supplemental Indenture dated as of October 24, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2027(336)
4.727	One Thousand Four Hundred Seventy-Sixth Supplemental Indenture dated as of October 24, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(336)
4.728	One Thousand Four Hundred Seventy-Seventh Supplemental Indenture dated as of October 24, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(336)
4.729	One Thousand Four Hundred Seventy-Eighth Supplemental Indenture dated as of October 31, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2027(337)
4.730	One Thousand Four Hundred Seventy-Ninth Supplemental Indenture dated as of October 31, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(337)

4.731	One Thousand Four Hundred Eightieth Supplemental Indenture dated as of October 31, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(337)
4.732	One Thousand Four Hundred Eighty-First Supplemental Indenture dated as of November 7, 2024, to the U.S. Bank Indenture, and Form of 6.875% Prospect Capital InterNote® due 2027(338)
4.733	One Thousand Four Hundred Eighty-Second Supplemental Indenture dated as of November 7, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2029(338)
4.734	One Thousand Four Hundred Eighty-Third Supplemental Indenture dated as of November 7, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2034(338)
4.735	One Thousand Four Hundred Eighty-Fourth Supplemental Indenture dated as of November 21, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(339)
4.736	One Thousand Four Hundred Eighty-Fifth Supplemental Indenture dated as of November 21, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(339)
4.737	One Thousand Four Hundred Eighty-Sixth Supplemental Indenture dated as of November 21, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(339)
4.738	One Thousand Four Hundred Eighty-Seventh Supplemental Indenture dated as of November 29, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(340)
4.739	One Thousand Four Hundred Eighty-Eighth Supplemental Indenture dated as of November 29, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(340)
4.740	One Thousand Four Hundred Eighty-Ninth Supplemental Indenture dated as of November 29, 2024, to the U.S. Bank Indenture, and Form of 7.625% Prospect Capital InterNote® due 2034(340)
4.741	One Thousand Four Hundred Ninetieth Supplemental Indenture dated as of December 5, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(341)
4.742	One Thousand Four Hundred Ninety-First Supplemental Indenture dated as of December 5, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(341)
4.743	One Thousand Four Hundred Ninety-Second Supplemental Indenture dated as of December 5, 2024, to the U.S. Bank Indenture, and Form of 7.625% Prospect Capital InterNote® due 2034(341)
4.744	One Thousand Four Hundred Ninety-Third Supplemental Indenture dated as of December 12, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(342)
4.745	One Thousand Four Hundred Ninety-Fourth Supplemental Indenture dated as of December 12, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(342)
4.746	One Thousand Four Hundred Ninety-Fifth Supplemental Indenture dated as of December 12, 2024, to the U.S. Bank Indenture, and Form of 7.625% Prospect Capital InterNote® due 2034(342)
4.747	One Thousand Four Hundred Ninety-Sixth Supplemental Indenture dated as of December 19, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2027(343)
4.748	One Thousand Four Hundred Ninety-Seventh Supplemental Indenture dated as of December 19, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2029(343)
4.749	One Thousand Four Hundred Ninety-Eighth Supplemental Indenture dated as of December 19, 2024, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2034(343)
4.750	One Thousand Four Hundred Ninety-Ninth Supplemental Indenture dated as of March 13, 2025, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2028(347)
4.751	One Thousand Five Hundredth Supplemental Indenture dated as of March 13, 2025, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2030(347)
4.752	One Thousand Five Hundred First Supplemental Indenture dated as of March 20, 2025, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2028(348)
4.753	One Thousand Five Hundred Second Supplemental Indenture dated as of March 20, 2025, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2030(348)
4.754	One Thousand Five Hundred Third Supplemental Indenture dated as of March 27, 2025, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2028(349)
4.755	One Thousand Five Hundred Fourth Supplemental Indenture dated as of March 27, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2030(349)
4.756	One Thousand Five Hundred Fifth Supplemental Indenture dated as of April 3, 2025, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2028(350)
4.757	One Thousand Five Hundred Sixth Supplemental Indenture dated as of April 3, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2030(350)
4.758	One Thousand Five Hundred Seventh Supplemental Indenture dated as of April 10, 2025, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2028(351)
4.759	One Thousand Five Hundred Eighth Supplemental Indenture dated as of April 10, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2030(351)
4.760	One Thousand Five Hundred Ninth Supplemental Indenture dated as of April 17, 2025, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2028(352)

4.761	One Thousand Five Hundred Tenth Supplemental Indenture dated as of April 17, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2030(352)
4.762	One Thousand Five Hundred Eleventh Supplemental Indenture dated as of April 24, 2025, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2028(353)
4.763	One Thousand Five Hundred Twelfth Supplemental Indenture dated as of April 24, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2030(353)
4.764	One Thousand Five Hundred Thirteenth Supplemental Indenture dated as of May 1, 2025, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2028(354)
4.765	One Thousand Five Hundred Fourteenth Supplemental Indenture dated as of May 1, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2030(354)
4.766	One Thousand Five Hundred Fifteenth Supplemental Indenture dated as of May 8, 2025, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2028(355)
4.767	One Thousand Five Hundred Sixteenth Supplemental Indenture dated as of May 8, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2030(355)
4.768	One Thousand Five Hundred Seventeenth Supplemental Indenture dated as of May 22, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(356)
4.769	One Thousand Five Hundred Eighteenth Supplemental Indenture dated as of May 22, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(356)
4.770	One Thousand Five Hundred Nineteenth Supplemental Indenture dated as of May 22, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(356)
4.771	One Thousand Five Hundred Twentieth Supplemental Indenture dated as of May 30, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(357)
4.772	One Thousand Five Hundred Twenty-First Supplemental Indenture dated as of May 30, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(357)
4.773	One Thousand Five Hundred Twenty-Second Supplemental Indenture dated as of May 30, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(357)
4.774	One Thousand Five Hundred Twenty-Third Supplemental Indenture dated as of June 5, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(358)
4.775	One Thousand Five Hundred Twenty-Fourth Supplemental Indenture dated as of June 5, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(358)
4.776	One Thousand Five Hundred Twenty-Fifth Supplemental Indenture dated as of June 5, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(358)
4.777	One Thousand Five Hundred Twenty-Sixth Supplemental Indenture dated as of June 12, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(359)
4.778	One Thousand Five Hundred Twenty-Seventh Supplemental Indenture dated as of June 12, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(359)
4.779	One Thousand Five Hundred Twenty-Eighth Supplemental Indenture dated as of June 12, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(359)
4.780	One Thousand Five Hundred Twenty-Ninth Supplemental Indenture dated as of June 20, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(360)
4.781	One Thousand Five Hundred Thirtieth Supplemental Indenture dated as of June 20, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(360)
4.782	One Thousand Five Hundred Thirty-First Supplemental Indenture dated as of June 20, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(360)
4.783	One Thousand Five Hundred Thirty-Second Supplemental Indenture dated as of June 26, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(361)
4.784	One Thousand Five Hundred Thirty-Third Supplemental Indenture dated as of June 26, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(361)
4.785	One Thousand Five Hundred Thirty-Fourth Supplemental Indenture dated as of June 26, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(361)
4.786	One Thousand Five Hundred Thirty-Fifth Supplemental Indenture dated as of July 3, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(362)
4.787	One Thousand Five Hundred Thirty-Sixth Supplemental Indenture dated as of July 3, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(362)
4.788	One Thousand Five Hundred Thirty-Seventh Supplemental Indenture dated as of July 3, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(362)
4.789	One Thousand Five Hundred Thirty-Eighth Supplemental Indenture dated as of July 10, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(363)
4.790	One Thousand Five Hundred Thirty-Ninth Supplemental Indenture dated as of July 10, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(363)

4.791	One Thousand Five Hundred Fortieth Supplemental Indenture dated as of July 10, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(363)
4.792	One Thousand Five Hundred Forty-First Supplemental Indenture dated as of July 17, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(364)
4.793	One Thousand Five Hundred Forty-Second Supplemental Indenture dated as of July 17, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(364)
4.794	One Thousand Five Hundred Forty-Third Supplemental Indenture dated as of July 17, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(364)
4.795	One Thousand Five Hundred Forty-Fourth Supplemental Indenture dated as of July 24, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(365)
4.796	One Thousand Five Hundred Forty-Fifth Supplemental Indenture dated as of July 24, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(365)
4.797	One Thousand Five Hundred Forty-Sixth Supplemental Indenture dated as of July 24, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(365)
4.798	One Thousand Five Hundred Forty-Seventh Supplemental Indenture dated as of July 31, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(366)
4.799	One Thousand Five Hundred Forty-Eighth Supplemental Indenture dated as of July 31, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(366)
4.800	One Thousand Five Hundred Forty-Ninth Supplemental Indenture dated as of July 31, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(366)
4.801	One Thousand Five Hundred Fiftieth Supplemental Indenture dated as of August 7, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(367)
4.802	One Thousand Five Hundred Fifty-First Supplemental Indenture dated as of August 7, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(367)
4.803	One Thousand Five Hundred Fifty-Second Supplemental Indenture dated as of August 7, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(367)
4.804	One Thousand Five Hundred Fifty-Third Supplemental Indenture dated as of August 14, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(368)
4.805	One Thousand Five Hundred Fifty-Fourth Supplemental Indenture dated as of August 14, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(368)
4.806	One Thousand Five Hundred Fifty-Fifth Supplemental Indenture dated as of August 14, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(368)
4.807	One Thousand Five Hundred Fifty-Sixth Supplemental Indenture dated as of August 21, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(369)
4.808	One Thousand Five Hundred Fifty-Seventh Supplemental Indenture dated as of August 21, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(369)
4.809	One Thousand Five Hundred Fifty-Eighth Supplemental Indenture dated as of August 21, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(369)
4.810	Description of Securities*
10.1	Investment Advisory Agreement between Registrant and Prospect Capital Management L.P.(3)
10.2	Administration Agreement between Registrant and Prospect Administration LLC(3)
10.3	Trademark License Agreement between the Registrant and Prospect Capital Investment Management, LLC(3)
10.4	Transfer Agency and Registrar Services Agreement(4)
10.5	Custody Agreement, dated as of April 24, 2013, by and between the Registrant and Israeli Discount Bank of New York Ltd.(45)
10.6	Custody Agreement, dated as of October 28, 2013, by and between the Registrant and Fifth Third Bank(65)
10.7	Custody Agreement, dated as of May 9, 2014, by and between the Registrant and Customers Bank(82)
10.8	Custody Agreement, dated as of May 9, 2014, by and between the Registrant and Peapack-Gladstone Bank(83)
10.9	Amended and Restated Custody Agreement, dated as of September 23, 2014, by and between the Registrant and U.S. Bank National Association(84)
10.10	Custody Agreement, dated as of October 10, 2014, by and between Prospect Yield Corporation, LLC and U.S. Bank National Association(84)
10.11	Debt Distribution Agreement, dated June 22, 2016(86)
10.12	Form of Debt Distribution Agreement(87)
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

10.44	Amendment No. 3 to Amended and Restated Dealer Manager Agreement, dated February 10, 2023, between the Company, Preferred Capital Securities, LLC(235)

10.45	Amended and Restated Preferred Stock Dividend Reinvestment Plan(237)
10.46	Amended and Restated Preferred Stock Dividend Reinvestment Plan(253)
10.47	Amendment No. 4 to Amended and Restated Dealer Manager Agreement, dated December 29, 2023, between the Company and Preferred Capital Securities, LLC(277)
10.48	Amended and Restated Preferred Stock Dividend Reinvestment Plan(280)
10.49	Second Amendment to the Seventh Amended and Restated Loan and Servicing Agreement, dated June 28, 2024(306)
10.50	Second Amendment to the Seventh Amended and Restated Loan and Servicing Agreement, dated June 28, 2024(318)
10.51	Amendment No. 5 to Amended and Restated Dealer Manager Agreement, dated as of October 17, 2024, by and between the Company and Preferred Capital Securities, LLC (333)
10.52	Amendment No. 6 to Amended and Restated Dealer Manager Agreement, dated as of December 27, 2024, by and between the Company and Preferred Capital Securities, LLC (344)
10.53	Amended and Restated Preferred Stock Dividend Reinvestment Plan (346)
10.54	Amendment No.1 to the Amended and Restated Custody Agreement, dated May 6, 2025, by and between the Company and U.S. Bank Trust Company, National Association(370)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
14	Code of Ethics(315)
21	Subsidiaries of the Registrant (included in the notes to the consolidated financial statements contained in this annual report)
22.1	Proxy Statement(316)
22.2	Published report regarding matters submitted to vote of security holders(317)
23.1	Consent of DELOITTE & TOUCHE LLP, Independent Registered Public Accounting Firm of Prospect Capital Corporation*
23.2	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm of Prospect Capital Corporation*
23.3	Consent of DELOITTE & TOUCHE LLP, Certified Public Accountants of National Property REIT Corp.*
23.4	Consent of CohnReznick LLP, Certified Public Accountants of National Property REIT Corp.*
23.5	Consent of RSM US LLP, Certified Public Accountants of First Tower Finance Company LLC*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
99.1	Audited Combined Consolidated Financial Statements of National Property REIT Corp. for the years ended December 31, 2024 and 2023*
99.2	Audited Combined Consolidated Financial Statements of National Property REIT Corp. for the years ended December 31, 2022 and 2021*
99.3	Audited Consolidated Financial Statements of First Tower Finance Company LLC as of and for the year ended December 31, 2024*
99.4	Consolidated Financial Statements of First Tower Finance Company LLC as of and for the years ended December 31, 2023 and December 31, 2022 (Unaudited)*
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference from the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 6, 2004.
(4)	Incorporated by reference from the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 23, 2004.
(5)	Incorporated by reference from the Registrant’s Registration Statement on Form N-2, filed on September 1, 2011.
(6)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on March 1, 2012.
(7)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 14, 2012.
(8)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 23, 2012.

(9)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 29, 2012.
(10)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 6, 2012.
(11)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 13, 2012.
(12)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 20, 2012.
(13)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on December 28, 2012.
(14)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 4, 2013.
(15)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 10, 2013.
(16)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on January 17, 2013.
(17)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on January 25, 2013.
(18)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on January 31, 2013.
(19)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on February 7, 2013.
(20)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on February 22, 2013.
(21)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on February 28, 2013.
(22)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 7, 2013.
(23)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on March 14, 2013.
(24)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on March 21, 2013.
(25)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on March 28, 2013.
(26)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on April 4, 2013.
(27)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on April 11, 2013.
(28)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on April 18, 2013.
(29)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on April 25, 2013.
(30)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on May 2, 2013.
(31)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on May 9, 2013.
(32)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on May 23, 2013.
(33)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on May 31, 2013.
(34)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on June 6, 2013.
(35)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on June 13, 2013.
(36)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on June 20, 2013.
(37)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on June 27, 2013.
(38)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on July 5, 2013.

(39)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on July 11, 2013.
(40)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on July 18, 2013.
(41)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on July 25, 2013.
(42)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 1, 2013.
(43)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on August 8, 2013.
(44)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on August 15, 2013.
(45)	Incorporated by reference to Exhibit 10.258 of the Registrant’s Form 10-K, filed on August 21, 2013.
(46)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on August 22, 2013.
(47)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on September 6, 2013.
(48)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on September 12, 2013.
(49)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on September 19, 2013.
(50)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on September 26, 2013.
(51)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on October 3, 2013.
(52)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on October 10, 2013.
(53)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 51 to the Registration Statement on Form N-2, filed on October 18, 2013.
(54)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on October 24, 2013.
(55)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on October 31, 2013.
(56)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on November 7, 2013.
(57)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on November 15, 2013.
(58)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on November 21, 2013.
(59)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on November 29, 2013.
(60)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on December 5, 2013.
(61)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on December 12, 2013.
(62)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on December 19, 2013.
(63)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on December 27, 2013.
(64)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on January 3, 2014.
(65)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on January 9, 2014.
(66)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on January 16, 2014.
(67)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on January 24, 2014.
(68)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on January 30, 2014.

(69)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on February 6, 2014.
(70)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on February 13, 2014.
(71)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on February 21, 2014.
(72)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on February 27, 2014.
(73)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on March 6, 2014.
(74)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on March 13, 2014.
(75)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on March 20, 2014.
(76)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on March 27, 2014.
(77)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on April 3, 2014.
(78)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on April 10, 2014.
(79)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on April 17, 2014.
(80)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on May 1, 2014.
(81)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on May 8, 2014.
(82)	Incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-K, filed on August 25, 2014.
(83)	Incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-K, filed on August 25, 2014.
(84)	Incorporated by reference from the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 14, 2014.
(85)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 10, 2015.
(86)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on June 23, 2016.
(87)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on September 1, 2016.
(88)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 25, 2016.
(89)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on April 11, 2017.
(90)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on May 18, 2018.
(91)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on August 6, 2018.
(92)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 6, 2018.
(93)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on February 20, 2019.
(94)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 1, 2019.
(95)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on May 17, 2019.
(96)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 1, 2019.
(97)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on August 8, 2019.
(98)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on August 15, 2019.
(99)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on August 22, 2019.
(100)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on September 11, 2019.

(101)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 26, 2019.
(102)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on October 3, 2019.
(103)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on October 10, 2019.
(104)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on October 18, 2019.
(105)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on October 24, 2019.
(106)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on October 31, 2019.
(107)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on December 19, 2019.
(108)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on February 12, 2020.
(109)	Incorporated by reference from the Registrant's Registration Statement on Form N-2, filed on February 13, 2020.
(110)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on April 17, 2020.
(111)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on June 15, 2020.
(112)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on August 4, 2020.
(113)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on August 4, 2020.
(114)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on August 5, 2020.
(115)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on November 4, 2020.
(116)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on November 4, 2020.
(117)	Incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K, filed on November 4, 2020.
(118)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on January 7, 2021.
(119)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on January 14, 2021.
(120)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on January 22, 2021.
(121)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on January 22, 2021.
(122)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on January 28, 2021.
(123)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on February 4, 2021.
(124)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on February 11, 2021.
(125)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on February 25, 2021.
(126)	Incorporated by reference to Exhibit 1.1 of the Registrant's Form 8-K, filed on February 25, 2021.
(127)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on March 4, 2021.
(128)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on March 11, 2021.
(129)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on March 18, 2021.
(130)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on March 25, 2021.
(131)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 51 to the Registration Statement on Form N-2, filed on April 1, 2021.
(132)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 52 to the Registration Statement on Form N-2, filed on April 8, 2021.
(133)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 53 to the Registration Statement on Form N-2, filed on April 15, 2021.
(134)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 54 to the Registration Statement on Form N-2, filed on April 22, 2021.
(135)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 55 to the Registration Statement on Form N-2, filed on April 29, 2021.

(136)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 56 to the Registration Statement on Form N-2, filed on May 6, 2021.
(137)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 57 to the Registration Statement on Form N-2, filed on May 20, 2021.
(138)	Incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K, filed on May 26, 2021.
(139)	Incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K, filed on May 26, 2021.
(140)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 58 to the Registration Statement on Form N-2, filed on May 27, 2021.
(141)	Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K, filed on May 27, 2021.
(142)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 59 to the Registration Statement on Form N-2, filed on June 4, 2021.
(143)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 60 to the Registration Statement on Form N-2, filed on June 10, 2021.
(144)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 61 to the Registration Statement on Form N-2, filed on June 17, 2021.
(145)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 62 to the Registration Statement on Form N-2, filed on June 24, 2021.
(146)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 63 to the Registration Statement on Form N-2, filed on July 1, 2021.
(147)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 64 to the Registration Statement on Form N-2, filed on July 9, 2021.
(148)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 65 to the Registration Statement on Form N-2, filed on July 15, 2021.
(149)	Incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K, filed on July 19, 2021.
(150)	Incorporated by reference to Exhibit 3.2 of the Registrant's Form 8-K, filed on July 19, 2021.
(151)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 66 to the Registration Statement on Form N-2, filed on July 22, 2021.
(152)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 67 to the Registration Statement on Form N-2, filed on July 29, 2021.
(153)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 68 to the Registration Statement on Form N-2, filed on August 5, 2021.
(154)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 69 to the Registration Statement on Form N-2, filed on August 12, 2021.
(155)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 70 to the Registration Statement on Form N-2, filed on August 19, 2021.
(156)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 71 to the Registration Statement on Form N-2, filed on August 26, 2021.
(157)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 72 to the Registration Statement on Form N-2, filed on September 10, 2021.
(158)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 73 to the Registration Statement on Form N-2, filed on September 16, 2021.
(159)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 74 to the Registration Statement on Form N-2, filed on September 23, 2021.
(160)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on September 24, 2021.
(161)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 75 to the Registration Statement on Form N-2, filed on September 30, 2021.
(162)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on September 30, 2021.
(163)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 76 to the Registration Statement on Form N-2, filed on October 7, 2021.
(164)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 77 to the Registration Statement on Form N-2, filed on October 15, 2021.
(165)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 78 to the Registration Statement on Form N-2, filed on October 21, 2021.
(166)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 79 to the Registration Statement on Form N-2, filed on October 28, 2021.
(167)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 80 to the Registration Statement on Form N-2, filed on November 4, 2021.
(168)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 81 to the Registration Statement on Form N-2, filed on November 18, 2021.

(169)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 82 to the Registration Statement on Form N-2, filed on November 26, 2021.
(170)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 83 to the Registration Statement on Form N-2, filed on December 2, 2021.
(171)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 84 to the Registration Statement on Form N-2, filed on December 9, 2021.
(172)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 85 to the Registration Statement on Form N-2, filed on December 16, 2021.
(173)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 86 to the Registration Statement on Form N-2, filed on December 23, 2021.
(174)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 87 to the Registration Statement on Form N-2, filed on December 30, 2021.
(175)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 88 to the Registration Statement on Form N-2, filed on January 6, 2022.
(176)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 89 to the Registration Statement on Form N-2, filed on January 13, 2022.
(177)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 90 to the Registration Statement on Form N-2, filed on January 21, 2022.
(178)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 91 to the Registration Statement on Form N-2, filed on January 27, 2022.
(179)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 92 to the Registration Statement on Form N-2, filed on February 3, 2022.
(180)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 93 to the Registration Statement on Form N-2, filed on February 10, 2022.
(181)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(182)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(183)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(184)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(185)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 94 to the Registration Statement on Form N-2, filed on February 25, 2022.
(186)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 95 to the Registration Statement on Form N-2, filed on March 3, 2022.
(187)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 96 to the Registration Statement on Form N-2, filed on March 10, 2022.
(188)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 97 to the Registration Statement on Form N-2, filed on March 17, 2022.
(189)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 98 to the Registration Statement on Form N-2, filed on March 24, 2022.
(190)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 99 to the Registration Statement on Form N-2, filed on March 31, 2022.
(191)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 100 to the Registration Statement on Form N-2, filed on April 7, 2022.
(192)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 101 to the Registration Statement on Form N-2, filed on April 14, 2022.
(193)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 102 to the Registration Statement on Form N-2, filed on April 21, 2022.
(194)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 103 to the Registration Statement on Form N-2, filed on April 28, 2022.
(195)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 104 to the Registration Statement on Form N-2, filed on May 5, 2022.
(196)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 105 to the Registration Statement on Form N-2, filed on May 19, 2022.
(197)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 106 to the Registration Statement on Form N-2, filed on May 26, 2022.
(198)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 107 to the Registration Statement on Form N-2, filed on June 3, 2022.
(199)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 108 to the Registration Statement on Form N-2, filed on June 9, 2022.
(200)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on June 9, 2022.

(201)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on June 9, 2022.
(202)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 109 to the Registration Statement on Form N-2, filed on June 16, 2022.
(203)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 110 to the Registration Statement on Form N-2, filed on June 24, 2022.
(204)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 111 to the Registration Statement on Form N-2, filed on June 30, 2022.
(205)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 112 to the Registration Statement on Form N-2, filed on July 8, 2022.
(206)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 113 to the Registration Statement on Form N-2, filed on July 14, 2022.
(207)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 114 to the Registration Statement on Form N-2, filed on July 21, 2022.
(208)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 115 to the Registration Statement on Form N-2, filed on July 28, 2022.
(209)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 116 to the Registration Statement on Form N-2, filed on August 4, 2022.
(210)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 117 to the Registration Statement on Form N-2, filed on August 11, 2022.
(211)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 118 to the Registration Statement on Form N-2, filed on August 18, 2022.
(212)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 119 to the Registration Statement on Form N-2, filed on August 25, 2022.
(213)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on September 7, 2022.
(214)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 120 to the Registration Statement on Form N-2, filed on September 22, 2022.
(215)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(216)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(217)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(218)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(219)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 121 to the Registration Statement on Form N-2, filed on October 20, 2022.
(220)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 122 to the Registration Statement on Form N-2, filed on October 27, 2022.
(221)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 123 to the Registration Statement on Form N-2, filed on November 3, 2022.
(222)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 124 to the Registration Statement on Form N-2, filed on November 10, 2022.
(223)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 125 to the Registration Statement on Form N-2, filed on November 25, 2022.
(224)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 126 to the Registration Statement on Form N-2, filed on December 1, 2022.
(225)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 127 to the Registration Statement on Form N-2, filed on December 8, 2022.
(226)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 128 to the Registration Statement on Form N-2, filed on December 15, 2022.
(227)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 129 to the Registration Statement on Form N-2, filed on December 22, 2022.
(228)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 130 to the Registration Statement on Form N-2, filed on December 30, 2022.
(229)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 131 to the Registration Statement on Form N-2, filed on January 6, 2023.
(230)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 132 to the Registration Statement on Form N-2, filed on January 12, 2023.
(231)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 133 to the Registration Statement on Form N-2, filed on January 20, 2023.
(232)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 134 to the Registration Statement on Form N-2, filed on January 26, 2023.

(233)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 135 to the Registration Statement on Form N-2, filed on February 2, 2023.
(234)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 136 to the Registration Statement on Form N-2, filed on February 9, 2023.
(235)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on February 13, 2023.
(236)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on February 13, 2023.
(237)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on February 13, 2023.
(238)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on February 24, 2023.
(239)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 2, 2023.
(240)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on March 9, 2023.
(241)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on March 16, 2023.
(242)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on March 23, 2023.
(243)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on March 30, 2023.
(244)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on April 6, 2023.
(245)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on April 13, 2023.
(246)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on April 20, 2023.
(247)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on April 27, 2023.
(248)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on May 4, 2023.
(249)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on May 11, 2023.
(250)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on May 25, 2023.
(251)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on June 2, 2023.
(252)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on June 8, 2023.
(253)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on June 12, 2023.
(254)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on June 15, 2023.
(255)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on June 23, 2023.
(256)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on June 29, 2023.
(257)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on July 7, 2023.
(258)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on July 13, 2023.
(259)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on July 20, 2023.
(260)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on July 27, 2023.
(261)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on August 3, 2023.
(262)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on August 10, 2023.
(263)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on August 17, 2023.

(264)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on August 24, 2023.
(265)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on September 21, 2023.
(266)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on September 28, 2023.
(267)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on October 5, 2023.
(268)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on October 19, 2023.
(269)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on October 26, 2023.
(270)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on November 9, 2023.
(271)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on November 24, 2023.
(272)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on November 30, 2023.
(273)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on December 7, 2023.
(274)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on December 14, 2023.
(275)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on December 21, 2023.
(276)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on December 29, 2023.
(277)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on December 29, 2023.
(278)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 29, 2023.
(279)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on December 29, 2023.
(280)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on December 29, 2023.
(281)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on January 5, 2024.
(282)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on January 11, 2024.
(283)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on January 19, 2024.
(284)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on January 25, 2024.
(285)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on January 25, 2024.
(286)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on February 1, 2024.
(287)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on February 8, 2024.
(288)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on February 23, 2024.
(289)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on February 29, 2024.
(290)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on March 7, 2024.
(291)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on March 14, 2024.
(292)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on March 21, 2024.
(293)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 51 to the Registration Statement on Form N-2, filed on March 28, 2024.
(294)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 52 to the Registration Statement on Form N-2, filed on April 4, 2024.
(295)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 53 to the Registration Statement on Form N-2, filed on April 11, 2024.

(296)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 54 to the Registration Statement on Form N-2, filed on April 18, 2024.
(297)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 55 to the Registration Statement on Form N-2, filed on April 25, 2024.
(298)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 56 to the Registration Statement on Form N-2, filed on May 2, 2024.
(299)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 57 to the Registration Statement on Form N-2, filed on May 9, 2024.
(300)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 58 to the Registration Statement on Form N-2, filed on May 23, 2024.
(301)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 59 to the Registration Statement on Form N-2, filed on May 31, 2024.
(302)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 60 to the Registration Statement on Form N-2, filed on June 6, 2024.
(303)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 61 to the Registration Statement on Form N-2, filed on June 13, 2024.
(304)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 62 to the Registration Statement on Form N-2, filed on June 21, 2024.
(305)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 63 to the Registration Statement on Form N-2, filed on June 27, 2024.
(306)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on July 3, 2024.
(307)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 64 to the Registration Statement on Form N-2, filed on July 5, 2024.
(308)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 65 to the Registration Statement on Form N-2, filed on July 11, 2024.
(309)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 66 to the Registration Statement on Form N-2, filed on July 18, 2024.
(310)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 67 to the Registration Statement on Form N-2, filed on July 25, 2024.
(311)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 68 to the Registration Statement on Form N-2, filed on August 1, 2024.
(312)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 69 to the Registration Statement on Form N-2, filed on August 8, 2024.
(313)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 70 to the Registration Statement on Form N-2, filed on August 15, 2024.
(314)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 71 to the Registration Statement on Form N-2, filed on August 22, 2024.
(315)	Incorporated by reference to Exhibit 14 of the Registrant’s Form 10-K/A, filed on October 20, 2016.
(316)	Incorporated by reference from the Registrant’s Proxy Statement, filed on September 19, 2024.
(317)	Incorporated by reference from the Registrant’s Form 8-K, filed on December 18, 2024.
(318)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on July 3, 2024.
(319)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 64 to the Registration Statement on Form N-2, filed on July 5, 2024.
(320)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 65 to the Registration Statement on Form N-2, filed on July 11, 2024.
(321)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 66 to the Registration Statement on Form N-2, filed on July 18, 2024.
(322)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 67 to the Registration Statement on Form N-2, filed on July 25, 2024.
(323)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 68 to the Registration Statement on Form N-2, filed on August 1, 2024.
(324)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 69 to the Registration Statement on Form N-2, filed on August 8, 2024.
(325)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 70 to the Registration Statement on Form N-2, filed on August 15, 2024.
(326)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 71 to the Registration Statement on Form N-2, filed on August 22, 2024.
(327)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 72 to the Registration Statement on Form N-2, filed on August 29, 2024.

(328)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 73 to the Registration Statement on Form N-2, filed on September 12, 2024.
(329)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 74 to the Registration Statement on Form N-2, filed on September 19, 2024.
(330)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 75 to the Registration Statement on Form N-2, filed on September 26, 2024.
(331)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 76 to the Registration Statement on Form N-2, filed on October 3, 2024.
(332)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 77 to the Registration Statement on Form N-2, filed on October 10, 2024.
(333)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on October 17, 2024.
(334)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 17, 2024.
(335)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 78 to the Registration Statement on Form N-2, filed on October 18, 2024.
(336)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 79 to the Registration Statement on Form N-2, filed on October 24, 2024.
(337)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 80 to the Registration Statement on Form N-2, filed on October 31, 2024.
(338)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 81 to the Registration Statement on Form N-2, filed on November 7, 2024.
(339)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 82 to the Registration Statement on Form N-2, filed on November 21, 2024.
(340)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 83 to the Registration Statement on Form N-2, filed on November 29, 2024.
(341)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 84 to the Registration Statement on Form N-2, filed on December 5, 2024.
(342)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 85 to the Registration Statement on Form N-2, filed on December 12, 2024.
(343)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 86 to the Registration Statement on Form N-2, filed on December 19, 2024.
(344)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on December 27, 2024.
(345)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 27, 2024.
(346)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on December 27, 2024.
(347)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 87 to the Registration Statement on Form N-2, filed on March 13, 2025.
(348)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 88 to the Registration Statement on Form N-2, filed on March 20, 2025.
(349)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 89 to the Registration Statement on Form N-2, filed on March 27, 2025.
(350)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 90 to the Registration Statement on Form N-2, filed on April 3, 2025.
(351)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 91 to the Registration Statement on Form N-2, filed on April 10, 2025.
(352)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 92 to the Registration Statement on Form N-2, filed on April 17, 2025.
(353)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 93 to the Registration Statement on Form N-2, filed on April 24, 2025.
(354)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 94 to the Registration Statement on Form N-2, filed on May 1, 2025.
(355)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 95 to the Registration Statement on Form N-2, filed on May 8, 2025.
(356)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 96 to the Registration Statement on Form N-2, filed on May 22, 2025.
(357)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 97 to the Registration Statement on Form N-2, filed on May 30, 2025.
(358)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 98 to the Registration Statement on Form N-2, filed on June 5, 2025.
(359)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 99 to the Registration Statement on Form N-2, filed on June 12, 2025.

(360)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 100 to the Registration Statement on Form N-2, filed on June 23, 2025.
(361)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 101 to the Registration Statement on Form N-2, filed on June 26, 2025.
(362)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 102 to the Registration Statement on Form N-2, filed on July 3, 2025.
(363)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 103 to the Registration Statement on Form N-2, filed on July 10, 2025.
(364)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 104 to the Registration Statement on Form N-2, filed on July 17, 2025.
(365)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 105 to the Registration Statement on Form N-2, filed on July 24, 2025.
(366)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 106 to the Registration Statement on Form N-2, filed on July 31, 2025.
(367)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 107 to the Registration Statement on Form N-2, filed on August 7, 2025.
(368)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 108 to the Registration Statement on Form N-2, filed on August 14, 2025.
(369)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 109 to the Registration Statement on Form N-2, filed on August 21, 2025.
(370)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q, filed on May 8, 2025.
Item 16. Form 10-K Summary

Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 26, 2025.

PROSPECT CAPITAL CORPORATION

By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN F. BARRY III	/s/ ANDREW C. COOPER
John F. Barry III	Andrew C. Cooper
Chairman of the Board, Chief Executive Officer and Director	Director
August 26, 2025	August 26, 2025

/s/ KRISTIN L. VAN DASK	/s/ WILLIAM J. GREMP
Kristin L. Van Dask	William J. Gremp
Chief Financial Officer	Director
August 26, 2025	August 26, 2025

/s/ M. GRIER ELIASEK	/s/ EUGENE S. STARK
M. Grier Eliasek	Eugene S. Stark
President, Chief Operating Officer and Director	Director
August 26, 2025	August 26, 2025