Form 10-Q
period 2025-09-30
PROSPECT CAPITAL CORP
filed 2025-11-06
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of November 5, 2025, there were 470,910,990 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “should,” “could,” “may,” “plan” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended June 30, 2025, and those described from time to time in reports that we have filed or in the future may file with the Securities and Exchange Commission.

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
•authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission, Internal Revenue Service, the NASDAQ Global Select Market, the New York Stock Exchange LLC, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business; and
•any of the other risks, uncertainties and other factors we identify herein or in our Annual Report on Form 10-K for the year ended June 30, 2025.

PART I
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	September 30, 2025	June 30, 2025

	(Unaudited)	(Audited)
Assets
Investments at fair value:
Control investments (amortized cost of $3,416,328 and $3,416,244, respectively)(Note 14)	$3,710,632	$3,696,367
Affiliate investments (amortized cost of $11,735 and $11,735, respectively)	30,821	27,057
Non-control/non-affiliate investments (amortized cost of $3,104,779 and $3,265,522, respectively)	2,772,003	2,950,092
Total investments at fair value (amortized cost of $6,532,842 and $6,693,501, respectively)(Note 3)	6,513,456	6,673,516
Cash and cash equivalents (restricted cash of $3,418 and $4,282, respectively)	86,541	50,788
Receivables for:
Interest, net	19,059	25,144
Other	3,067	1,642
Due from broker	592	33,393
Deferred financing costs on Revolving Credit Facility (Note 4)	17,654	18,842
Prepaid expenses	1,472	1,488
Due from Affiliate (Note 13)	29	125
Total Assets	6,641,870	6,804,938
Liabilities
Revolving Credit Facility (Notes 4 and 8)	683,579	856,322
Public Notes (less unamortized discount and debt issuance costs of $5,872 and $6,556, respectively) (Notes 6 and 8)	594,128	593,444
Prospect Capital InterNotes® (less unamortized debt issuance costs of $8,352 and $8,687, respectively) (Notes 7 and 8)	643,484	638,545
Due to Prospect Capital Management (Note 13)	34,851	41,757
Interest payable	20,129	15,116
Dividends payable	21,288	28,836
Due to broker	9,171	5,639
Accrued expenses	2,504	3,490
Due to Prospect Administration (Note 13)	2,592	2,602
Other liabilities	835	515
Total Liabilities	2,012,561	2,186,266
Commitments and Contingencies (Note 3 and Note 15)
Preferred Stock, par value $0.001 per share (847,900,000 and 847,900,000 shares of preferred stock authorized, with 80,000,000 and 80,000,000 as Series A1, 80,000,000 and 80,000,000 as Series M1, 80,000,000 and 80,000,000 as Series M2, 20,000,000 and 20,000,000 as Series AA1, 20,000,000 and 20,000,000 as Series MM1, 1,000,000 and 1,000,000 as Series A2, 6,900,000 and 6,900,000 as Series A, 80,000,000 and 80,000,000 as Series A3, 80,000,000 and 80,000,000 as Series M3, 90,000,000 and 90,000,000 as Series A4, 90,000,000 and 90,000,000 as Series M4, 20,000,000 and 20,000,000 as Series AA2, 20,000,000 and 20,000,000 as Series MM2, 90,000,000 and 90,000,000 as Series A5, and 90,000,000 and 90,000,000 as Series M5, each as of September 30, 2025 and June 30, 2025; 26,230,257 and 26,763,091 Series A1 shares issued and outstanding, 1,062,493 and 1,122,110 Series M1 shares issued and outstanding, 0 and 0 Series M2 shares issued and outstanding, 0 and 0 Series AA1 shares issued and outstanding, 0 and 0 Series MM1 shares issued and outstanding, 163,000 and 163,000 Series A2 shares issued and outstanding, 5,251,157 and 5,251,157 Series A shares issued and outstanding, 23,857,330 and 24,081,697 Series A3 shares issued and outstanding, 2,154,155 and 2,281,053 Series M3 shares issued and outstanding, 2,188,817 and 2,209,528 Series M4 shares issued and outstanding, 6,955,229 and 6,981,297 Series A4 issued and outstanding, 0 and 0 Series AA2 shares issued and outstanding, 0 and 0 Series MM2 shares issued and outstanding, 2,225,541 and 1,647,217 Series A5 issued and outstanding, and 561,783 and 415,787 Series M5 issued and outstanding as of September 30, 2025 and June 30, 2025, respectively) at carrying value plus cumulative accrued and unpaid dividends (Note 9)
	1,624,519	1,629,900
Net Assets Applicable to Common Shares	$3,004,790	$2,988,772
Components of Net Assets Applicable to Common Shares and Net Assets, respectively
Common stock, par value $0.001 per share (1,152,100,000 and 1,152,100,000 common shares authorized; 465,916,352 and 455,902,826 issued and outstanding, respectively) (Note 9)	466	456
Paid-in capital in excess of par (Note 9 and 12)	4,272,510	4,242,196
Distributions in excess of earnings (Note 12)	(1,268,186)	(1,253,880)
Net Assets Applicable to Common Shares	$3,004,790	$2,988,772
Net Asset Value Per Common Share (Note 16)	$6.45	$6.56

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,
	2025	2024
Investment Income
Interest income (excluding payment-in-kind (“PIK”) interest income):
Control investments	$59,216	$52,382
Non-control/non-affiliate investments	77,762	94,910
Structured credit securities	—	4,179
Total interest income (excluding PIK interest income)	136,978	151,471
PIK interest income:
Control investments	11,794	19,710
Non-control/non-affiliate investments	3,622	13,434
Total PIK Interest Income	15,416	33,144
Total interest income (Note 2)	152,394	184,615
Dividend income:
Control investments	877	—
Affiliate investments	—	141
Non-control/non-affiliate investments	2,696	2,269
Total dividend income	3,573	2,410
Other income:
Control investments	354	6,967
Non-control/non-affiliate investments	1,303	2,316
Total other income (Note 10)	1,657	9,283
Total Investment Income	157,624	196,308
Operating Expenses
Base management fee (Note 13)	33,617	38,606
Income incentive fee (Note 13)	1,234	15,680
Interest and credit facility expenses	33,687	39,760
Allocation of overhead from Prospect Administration (Note 13)	5,524	5,708
Audit, compliance and tax related fees	899	1,720
Directors’ fees	150	150
Other general and administrative expenses	3,163	4,807
Total Operating Expenses	78,274	106,431
Net Investment Income	79,350	89,877
Net Realized and Net Change in Unrealized Gains (Losses) from Investments
Net realized gains (losses)
Control investments	847	6,367
Non-control/non-affiliate investments	(2,738)	(106,737)
Net realized gains (losses)	(1,891)	(100,370)
Net change in unrealized gains (losses)
Control investments	14,181	(174,248)
Affiliate investments	3,764	3,448
Non-control/non-affiliate investments	(17,346)	47,033
Net change in unrealized gains (losses)	599	(123,767)
Net Realized and Net Change in Unrealized Gains (Losses) from Investments	(1,292)	(224,137)
Net realized gains (losses) on extinguishment of debt	(77)	248
Net Increase (Decrease) in Net Assets Resulting from Operations	77,981	(134,012)
Preferred Stock dividends	(26,767)	(27,157)
Net gain (loss) on redemptions of Preferred Stock	(1,362)	2,304
Gain (loss) on Accretion to Redemption Value of Preferred Stock	(1,765)	(6,204)
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stockholders	$48,087	$(165,069)
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,
	2025	2024
Basic and diluted earnings (loss) per common share (Note 11)
Basic	$0.10	$(0.38)
Diluted	$0.08	$(0.38)
Weighted-average shares of common stock outstanding (Note 11)
Basic	461,356,032	428,873,206
Diluted	876,657,018	428,873,206
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS AND TEMPORARY EQUITY
(in thousands, except share and per share data)
(Unaudited)

	Preferred Stock Classified as Temporary Equity		Common Stock
Three Months Ended September 30, 2025	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributions in excess of earnings (1)	Total Net Assets
Balance as of June 30, 2025	70,915,937	$1,629,900	455,902,826	$456	$4,242,196	$(1,253,880)	$2,988,772
Net Increase (Decrease) in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						79,350	79,350
Net realized losses						(5,095)	(5,095)
Net change in unrealized gains						599	599
Distributions to Shareholders (Note 12)
Distributions from earnings						(89,160)	(89,160)
Capital Transactions
Issuance of preferred stock	710,969	15,342
Accretion of preferred stock to redemption value		1,765
Shares issued through reinvestment of dividends	41,656	997	2,362,606	2	6,709		6,711
Redemption of Preferred Stock	(52,082)	(1,302)
Conversion of preferred stock to common stock	(966,718)	(22,183)	7,650,920	8	23,605		23,613
Total increase (decrease) for the three months ended September 30, 2025	(266,175)	(5,381)	10,013,526	10	30,314	(14,306)	16,018
Balance as of September 30, 2025	70,649,762	$1,624,519	465,916,352	$466	$4,272,510	$(1,268,186)	$3,004,790

	Preferred Stock Classified as Temporary Equity		Common Stock
Three Months Ended September 30, 2024	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributions in excess of earnings (1)	Total Net Assets
Balance as of June 30, 2024	69,466,127	$1,586,188	424,846,963	$425	$4,147,587	$(436,279)	$3,711,733
Net Increase (Decrease) in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						89,877	89,877
Net realized losses						(104,022)	(104,022)
Net change in unrealized losses						(123,767)	(123,767)
Distributions to Shareholders(Note 12)(1)
Distributions from earnings						(94,121)	(94,121)
Return of capital to common stockholders					(10,394)		(10,394)
Capital Transactions
Issuance of Preferred Stock	2,371,281	52,944
Accretion of preferred stock to redemption value		6,204
Shares issued through reinvestment of dividends	40,157	956	1,834,082	2	9,270		9,272
Redemption of Preferred Stock	(1,844)	(46)
Conversion of preferred stock to common stock	(1,502,556)	(34,523)	6,879,683	7	32,228		32,235
Net increase (decrease) in preferred dividend accrual		579
Total increase (decrease) for the three months ended September 30, 2024	907,038	26,114	8,713,765	9	31,104	(232,033)	(200,920)
Balance as of September 30, 2024	70,373,165	$1,612,302	433,560,728	$434	$4,178,691	$(668,312)	$3,510,813

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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Three Months Ended September 30,
	2025	2024
Operating Activities
Net increase (decrease) in net assets resulting from operations	$77,981	$(134,012)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains) losses on extinguishment of debt	77	(248)
Net realized losses on investments	1,891	100,370
Net change in unrealized (gains) losses on investments	(599)	123,767
Accretion of premiums, net	(544)	(2,447)
Amortization of deferred financing costs	1,977	2,248
Accretion of original issue discount	361	735
Payment-In-Kind interest	(15,416)	(33,144)
Structuring fees	(478)	(1,514)
Change in operating assets and liabilities:
Payments for purchases of investments	(75,673)	(255,982)
Proceeds from sale of investments and collection of investment principal	236,960	289,201
Net Reductions to Subordinated Structured Notes and related investment cost	13,919	21,351
(Increase) decrease in interest receivable, net	6,085	(549)
(Increase) decrease in due from broker	32,801	(6,463)
(Increase) decrease in other receivables	(1,425)	148
(Increase) decrease in due from Affiliate	96	(97)
(Increase) decrease in prepaid expenses	16	290
Increase (decrease) in due to broker	3,532	74,371
Increase (decrease) in due to Prospect Administration	(10)	(854)
Increase (decrease) in due to Prospect Capital Management	(6,906)	(4,338)
Increase (decrease) in accrued expenses	(986)	446
Increase (decrease) in interest payable	5,013	420
Increase (decrease) in other liabilities	320	27
Net Cash Provided by (Used in) Operating Activities	278,992	173,726
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	215,000	355,000
Principal payments under Revolving Credit Facility (Note 4)	(387,743)	(602,565)
Redemptions of Public Notes (Note 6)	—	(11,930)
Issuances of Prospect Capital InterNotes® (Note 7)	7,868	101,734
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(3,264)	(2,500)
Financing costs paid and deferred	(207)	(2,062)
Proceeds from issuance of preferred stock, net of underwriting costs	16,237	53,799
Offering costs from issuance of preferred stock	(895)	(855)
Redemptions of Preferred Stock	(1,247)	—
Dividends paid and distributions to common and preferred stockholders	(88,988)	(93,197)
Net Cash Provided by (Used in) Financing Activities	(243,239)	(202,576)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	35,753	(28,850)
Cash, Cash Equivalents and Restricted Cash at beginning of period	50,788	85,872
Cash, Cash Equivalents and Restricted Cash at End of Period	$86,541	$57,022
Supplemental Disclosures
Cash paid for interest	$26,336	$36,357
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	7,708	10,228
Conversion of preferred stock to common stock	22,183	34,569
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2025 (Unaudited)
(in thousands, except share data)

							September 30, 2025
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(37)

Belnick, LLC (d/b/a The Ubique Group) (41)	Household Durables	First Lien Term Loan	1/20/2022	12.76% (3M SOFR + 8.50%)	4.00	1/20/2027	$87,715	$87,715	$74,207	2.5%	(8)(36)
		Preferred Class P Units (5,152 units)	5/23/2025	8.50% PIK		N/A		3,400	—	—%	(14)
								91,115	74,207	2.5%
CP Energy Services Inc. (18)	Energy Equipment & Services	First Lien Term Loan	12/24/2024	13.26% (3M SOFR + 9.00%)	1.00	4/4/2027	10,507	10,507	9,128	0.3%	(8)(36)
		First Lien Term Loan	10/1/2017	13.26% (3M SOFR + 9.00%)	1.00	4/4/2027	63,003	63,003	54,737	1.8%	(8)(36)
		First Lien Term Loan	4/5/2022	13.26% (3M SOFR + 9.00%)	1.00	4/4/2027	8,191	8,191	7,116	0.2%	(8)(36)
		First Lien Term Loan	1/6/2023	13.26% (3M SOFR + 9.00%)	1.00	4/4/2027	16,751	16,751	14,552	0.5%	(8)(36)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	12.26% PIK (3M SOFR + 8.00%)	1.00	1/26/2027	49,288	49,288	39,282	1.3%	(8)(36)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	12.26% (3M SOFR + 8.00%)	1.00	1/26/2027	4,569	4,569	3,967	0.1%	(8)
		Incremental First Lien Term Loan A to Spartan Energy Services, LLC - $1,100 Commitment	3/25/2025	12.26% (3M SOFR+ 8.00%)	1.00	1/26/2027	—	—	—	—%	(8)(13)(36)
		Series A Preferred Units to Spartan Energy Holdings, Inc. (10,000 shares)	9/25/2020	15.00%		N/A		26,193	—	—%	(14)
		Series B Redeemable Preferred Stock (790 shares)	10/30/2015	16.00%		N/A		63,225	—	—%	(14)
		Common Stock (102,924 shares)	8/2/2013			N/A		86,240	—	—%	(14)
								327,967	128,782	4.2%
Credit Central Loan Company, LLC (19)	Consumer Finance	First Lien Term Loan	12/28/2012	5.75%	—	9/15/2027	92,893	92,893	77,654	2.6%	(12)
		Class A Units (14,867,312 units)	12/28/2012			N/A		19,331	—	—%	(12)(14)
		Preferred Class P Shares (14,518,187 units)	7/1/2022	12.75% PIK		N/A		11,520	—	—%	(12)(14)
		Net Revenues Interest (25% of Net Revenues)	1/28/2015			N/A		—	—	—%	(12)(14)
								123,744	77,654	2.6%
Echelon Transportation, LLC	Trading Companies & Distributors	First Lien Term Loan	3/31/2014	6.00%	—	12/7/2026	23,939	23,939	23,939	0.8%
		Membership Interest (100%)	3/31/2014			N/A		22,738	—	—%	(14)
		Preferred Units (47,074,638 units)	1/31/2022	12.75%		N/A		32,843	8,030	0.3%	(14)
								79,520	31,969	1.1%
First Tower Finance Company LLC (21)	Consumer Finance	First Lien Term Loan to First Tower, LLC	6/24/2014	10.00% plus 5.00% PIK	—	12/18/2027	452,203	452,203	452,203	15.0%	(12)(36)
		Class A Units (95,709,910 units)	6/14/2012			N/A		31,146	383,729	12.8%	(12)(14)
								483,349	835,932	27.8%
Freedom Marine Solutions, LLC (22)	Marine Transport	Membership Interest (100%)	11/9/2006			N/A		47,467	11,539	0.4%	(14)
								47,467	11,539	0.4%
InterDent, Inc.	Health Care Providers & Services	First Lien Delayed Draw Term Loan B -$26,000 Commitment	9/30/2024	5.00% plus 7.00% PIK	—	9/5/2027	20,665	20,665	20,215	0.7%	(13)(36)
		First Lien Term Loan A/B	8/1/2018	18.93% (1M SOFR + 14.65%)	2.00	9/5/2027	14,249	14,249	14,249	0.5%	(3)(8)
		First Lien Term Loan A	8/3/2012	9.78% (1M SOFR + 5.50%)	1.00	9/5/2027	95,823	95,823	95,823	3.2%	(3)(8)
		First Lien Term Loan B	8/3/2012	5.00% plus 7.00% PIK	—	9/5/2027	225,442	225,442	220,528	7.3%	(36)
		Common Stock (99,900 shares)	5/3/2019			N/A		45,118	—	—%	(14)
								401,297	350,815	11.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2025 (Unaudited) (Continued)
(in thousands, except share data)

							September 30, 2025
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(37)

Kickapoo Ranch Pet Resort	Diversified Consumer Services	First Lien Term Loan	1/11/2024	11.50% (3M SOFR + 7.50%)	3.00	1/10/2029	$700	$700	$700	—%	(8)
		Membership Interest (100%)	8/26/2019			N/A		2,378	2,849	0.1%	(14)
								3,078	3,549	0.1%
MITY, Inc. (23)	Commercial Services & Supplies	First Lien Term Loan A	9/19/2013	13.28% (3M SOFR + 9.02%)	3.00	11/30/2027	51,489	51,489	51,489	1.7%	(3)(8)
		First Lien Term Loan B	6/23/2014	11.26% (3M SOFR + 7.00%) plus 10.00% PIK	3.00	11/30/2027	8,274	8,274	8,274	0.3%	(8)(36)
		Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%	—	1/1/2028	5,297	7,200	5,291	0.2%	(12)
		Common Stock (42,053 shares)	9/19/2013			N/A		27,349	29,681	1.0%	(14)
								94,312	94,735	3.2%
National Property REIT Corp. (24)	Residential Real Estate Investment Trusts (REITs) / Consumer Finance / Structured Finance	First Lien Term Loan A	12/31/2018	4.25% (3M SOFR + 0.25%) plus 2.00% PIK	3.75	3/31/2027	674,504	674,504	674,504	22.4%	(8)(36)(33)
		First Lien Term Loan D	6/19/2020	4.25% (3M SOFR + 0.25%) plus 2.00% PIK	3.75	3/31/2027	178,425	178,425	178,425	5.9%	(8)(36)(33)
		First Lien Term Loan E	11/14/2022	7.00% (3M SOFR + 1.50%) plus 7.00% PIK	5.50	3/31/2027	52,652	52,652	52,652	1.8%	(8)(36)(33)
		Residual Profit Interest	12/31/2018			N/A		—	27,461	0.9%	(33)
		Common Stock (3,374,914 shares)	12/31/2013			N/A		20,030	312,221	10.4%	(14)(40)
								925,611	1,245,263	41.4%
Nationwide Loan Company LLC (25)	Consumer Finance	First Lien Delayed Draw Term Loan A - $7,350 Commitment	5/15/2024	10.00%	—	5/15/2029	6,011	6,011	6,011	0.3%	(12)(13)(36)
		First Lien Delayed Draw Term Loan B - $8,000 Commitment	12/23/2024	10.00%	—	5/15/2029	4,206	4,206	4,206	0.1%	(12)(13)(36)
		Class A Units (925,796,475 units)	1/31/2013			N/A		49,936	24,517	0.8%	(12)(14)
								60,153	34,734	1.2%
NMMB, Inc. (26)	Media	First Lien Term Loan	12/30/2019	12.76% (3M SOFR + 8.50%)	2.00	3/31/2027	29,723	29,723	29,723	0.9%	(3)(8)
		Common Stock (21,418 shares)	12/30/2019			N/A		—	49,753	1.7%	(14)
								29,723	79,476	2.6%
Pacific World Corporation (34)	Personal Care Products	First Lien Term Loan A	12/31/2014	8.41% PIK (1M SOFR + 4.25%)	1.00	3/26/2029	116,404	116,404	111,266	3.7%	(8)(36)
		Convertible Preferred Equity (753,257 shares)	6/15/2018	12.00% PIK		N/A		228,795	—	—%	(14)
		Common Stock (6,778,414 shares)	9/29/2017			N/A		—	—	—%	(14)
								345,199	111,266	3.7%
QC Holdings TopCo, LLC (17)	Consumer Finance	Second Lien Term Loan	6/30/2025	23.50% (3M SOFR + 18.50%)	5.00	7/1/2030	54,997	54,997	54,997	1.8%	(3)(8)(12)(36)
		Second Lien Delayed Draw Term Loan - $5,563 Commitment	9/30/2025	23.50% (3M SOFR + 18.50%)	5.00	7/1/2030	1,706	1,706	1,706	0.1%	(8)(12)(13)(36)
		Class A Units (222,886 units)	6/30/2025			N/A		22,289	42,528	1.4%	(12)(14)
								78,992	99,231	3.3%
R-V Industries, Inc.	Machinery	First Lien Term Loan	12/15/2020	13.26% (3M SOFR + 9.00%)	1.00	12/15/2028	37,322	37,322	37,322	1.2%	(3)(8)
		First Lien Term Loan	12/20/2024	7.50% (3M SOFR + 3.50%)	4.00	12/15/2028	10,000	10,000	10,000	0.3%	(3)(8)
		Common Stock (745,107 shares)	6/26/2007			N/A		6,866	46,741	1.6%
								54,188	94,063	3.1%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2025 (Unaudited) (Continued)
(in thousands, except share data)

							September 30, 2025
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(37)

Universal Turbine Parts, LLC (32)	Aerospace & Defense	First Lien Delayed Draw Term Loan - $6,965 Commitment	2/28/2019	12.01% (3M SOFR + 7.75%)	1.00	2/29/2028	$6,486	$6,486	$6,486	0.3%	(8)(13)
		First Lien Term Loan A	7/22/2016	10.01% (3M SOFR + 5.75%)	1.00	2/29/2028	29,575	29,575	29,575	1.0%	(3)(8)
		First Lien Term Loan A	1/21/2025	12.01% (3M SOFR + 7.75%)	2.50	2/29/2028	4,000	4,000	4,000	0.1%	(3)(8)
		First Lien Term Loan A	2/28/2025	12.01% (3M SOFR + 7.75%)	2.50	2/29/2028	14,913	14,913	14,913	0.5%	(3)(8)
		Preferred Units (83,106,740 units)	3/31/2021	12.75% PIK		N/A		32,500	48,745	1.6%	(14)
		Common Stock (10,000 units)	12/10/2018			N/A		—	—	—%	(14)
								87,474	103,719	3.5%
USES Corp. (28)	Commercial Services & Supplies	First Lien Term Loan	12/30/2020	13.42% (1M SOFR + 9.00%)	1.00	8/15/2026	2,000	2,000	1,107	—%	(8)
		First Lien Equipment Term Loan	8/3/2022	13.42% (1M SOFR + 9.00%)	1.00	8/15/2026	19,009	19,009	10,521	0.4%	(8)(36)
		First Lien Term Loan A	3/31/2014	9.00% PIK	—	8/15/2026	81,144	30,650	—	—%	(7)
		First Lien Term Loan B	3/31/2014	15.50% PIK	—	8/15/2026	150,559	35,568	—	—%	(7)
		Common Stock (268,962 shares)	6/15/2016			N/A		—	—	—%	(14)
								87,227	11,628	0.4%
Valley Electric Company, Inc. (29)	Construction & Engineering	First Lien Term Loan to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	9.26% (3M SOFR + 5.00%) plus 2.50% PIK	3.00	6/30/2026	10,452	10,452	10,452	0.3%	(3)(8)(36)
		First Lien Term Loan	6/24/2014	8.00% plus 10.00% PIK	—	4/30/2028	38,630	38,630	38,630	1.3%	(3)(36)
		First Lien Term Loan B	3/28/2022	7.00% plus 5.50% PIK	—	4/30/2028	34,777	34,777	34,777	1.2%	(3)(36)
		Consolidated Revenue Interest (2.00%)	6/22/2018			N/A		—	1,305	—%	(10)
		Common Stock (50,000 shares)	12/31/2012			N/A		12,053	236,906	7.9%	(14)
								95,912	322,070	10.7%
Total Control Investments								$3,416,328	$3,710,632	123.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2025 (Unaudited) (Continued)
(in thousands, except share data)

							September 30, 2025
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Affiliate Investments (5.00% to 25.00% voting control)(38)

Nixon, Inc. (30)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)	5/12/2017			N/A		$—	$—	—%	(14)
								—	—	—%
RGIS Services, LLC	Commercial Services & Supplies	Membership Interest (6,038,744 units)	6/25/2020			N/A		11,735	30,821	1.0%
								11,735	30,821	1.0%
Total Affiliate Investments								$11,735	$30,821	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2025 (Unaudited) (Continued)
(in thousands, except share data)

							September 30, 2025
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	Residual Interest, current yield 0.00%	—	4/21/2031	$48,515	$5,037	$7,222	0.2%	(5)(12)(15)
								5,037	7,222	0.2%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	Residual Interest, current yield 0.00%	—	4/21/2031	35,855	10,656	10,590	0.4%	(5)(12)(15)
								10,656	10,590	0.4%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	First Lien Term Loan	2/21/2013	13.00% (3M SOFR + 8.75%)	2.00	5/15/2026	56,370	56,370	56,370	1.9%	(3)(8)
								56,370	56,370	1.9%
Aventiv Technologies, LLC	Diversified Telecommunication Services	Second Out Super Priority First Lien Term Loan	4/24/2025	14.58% (3M SOFR+ 10.00%)	1.00	3/25/2026	43,663	42,915	43,663	1.5%	(8)(44)
		Second Out Super Priority First Lien Term Loan	12/23/2024	14.26% (3M SOFR+ 10.00%)	1.00	3/25/2026	3,053	3,009	3,053	0.1%	(8)(44)
		Second Out Super Priority First Lien Term Loan	4/2/2024	11.76% (3M SOFR + 7.50%)	1.00	3/25/2026	742	742	742	—%	(8)(36)(44)
		Third Out Super Priority First Lien Term Loan	3/28/2024	9.35% (3M SOFR + 5.09%)	1.00	3/25/2026	27,986	27,302	21,952	0.7%	(8)(36)(44)
		Super Priority Second Lien Term Loan	3/28/2024	13.31% (3M SOFR + 9.05%)	1.00	3/25/2026	152,879	59,071	7,644	0.3%	(7)(8)
								133,039	77,054	2.6%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	Residual Interest, current yield 0.00%	—	7/20/2029	82,809	—	—	—%	(5)(12)(15)
								—	—	—%
Barracuda Parent, LLC	IT Services	Second Lien Term Loan	8/15/2022	11.31% (3M SOFR + 7.00%)	0.50	8/15/2030	20,000	19,638	11,220	0.4%	(8)
								19,638	11,220	0.4%
BCPE North Star US Holdco 2, Inc.	Food Products	Second Lien Term Loan	6/7/2021	11.53% (1M SOFR + 7.25%)	0.75	6/8/2029	69,388	68,985	68,853	2.3%	(3)(8)
								68,985	68,853	2.3%
BCPE Osprey Buyer, Inc.	Health Care Technology	First Lien Revolving Line of Credit - $4,239 Commitment	10/18/2021	10.03% (1M SOFR + 5.75%)	0.75	8/21/2026	3,533	3,533	3,533	0.1%	(8)(13)(46)
		First Lien Term Loan	10/18/2021	10.03% (1M SOFR + 5.75%)	0.75	8/23/2028	4,621	4,590	4,621	0.2%	(3)(8)
		First Lien Term Loan	10/18/2021	10.21% (3M SOFR + 5.75%)	0.75	8/23/2028	62,725	62,725	62,725	2.1%	(3)(8)
								70,848	70,879	2.4%
Burgess Point Purchaser Corporation	Automobile Components	Second Lien Term Loan	7/25/2022	13.41% (3M SOFR + 9.00%)	0.75	7/25/2030	30,000	30,000	26,780	0.9%	(3)(8)
								30,000	26,780	0.9%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan	11/12/2020	12.76% (1M SOFR + 8.50%)	1.00	11/12/2030	8,500	8,376	8,500	0.3%	(3)(8)
								8,376	8,500	0.3%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield 0.00%	—	7/29/2030	49,552	—	—	—%	(5)(12)(15)
								—	—	—%
Collections Acquisition Company, Inc.	Financial Services	First Lien Term Loan	12/3/2019	11.91% (3M SOFR + 7.65%)	2.50	6/3/2027	44,422	44,422	44,422	1.5%	(3)(8)
								44,422	44,422	1.5%
Credit.com Holdings, LLC	Diversified Consumer Services	First Lien Term Loan A	9/28/2023	15.26% (3M SOFR + 11.00%)	1.50	9/28/2028	40,513	40,513	36,310	1.2%	(8)(36)
		First Lien Term Loan B	9/28/2023	16.26% (3M SOFR + 12.00%)	1.50	9/28/2028	70,250	62,114	—	—%	(7)(8)
		Class B of PGX TopCo II LLC (999 Non-Voting Units)	9/28/2023			N/A		—	—	—%	(14)(43)
								102,627	36,310	1.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2025 (Unaudited) (Continued)
(in thousands, except share data)

							September 30, 2025
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Discovery Point Retreat, LLC (6)	Health Care Providers & Services	First Lien Term Loan	6/14/2024	12.01% (3M SOFR + 7.75%)	3.25	6/14/2029	$20,445	$20,445	$20,445	0.6%	(3)(8)
		Series A Preferred Stock of Discovery MSO HoldCo LLC - 8,548 Units	6/14/2024	8.00% PIK		N/A		7,950	10,724	0.4%	(14)(43)
								28,395	31,169	1.0%
DRI Holding Inc.	Commercial Services & Supplies	First Lien Term Loan	12/21/2021	9.51% (1M SOFR + 5.25%)	0.50	12/21/2028	33,131	32,473	33,131	1.1%	(3)(8)
		Second Lien Term Loan	12/21/2021	12.26% (1M SOFR + 8.00%)	0.50	12/21/2029	145,000	145,000	145,000	4.8%	(3)(8)
								177,473	178,131	5.9%
Druid City Infusion, LLC	Pharmaceuticals	First Lien Term Loan	9/30/2024	11.50% (3M SOFR + 7.50%)	3.00	10/4/2029	39,968	39,968	39,968	1.4%	(3)(8)
		First Lien Convertible Note to Druid City Intermediate, Inc.	9/30/2024	6.00% plus 2.00% PIK	—	10/4/2033	19,334	19,334	36,967	1.2%	(3)(36)(43)
								59,302	76,935	2.6%
Emerge Intermediate, Inc. (45)	Pharmaceuticals	First Lien Term Loan	2/26/2024	6.50% plus 4.00% PIK	—	8/31/2027	57,619	57,619	52,433	1.7%	(3)(36)
								57,619	52,433	1.7%
Enseo Acquisition, Inc.	Media	First Lien Term Loan	6/2/2021	12.76% (3M SOFR + 8.50%)	2.00	12/31/2027	49,504	49,504	49,504	1.6%	(3)(8)
								49,504	49,504	1.6%
Eze Castle Integration, Inc.	Software	First Lien Delayed Draw Term Loan - $8,036 Commitment	7/15/2020	11.17% (3M SOFR + 6.75%)	3.00	1/15/2027	2,559	2,548	2,559	0.1%	(8)(13)(46)
		First Lien Term Loan	7/15/2020	11.23% (3M SOFR + 6.75%)	3.00	1/15/2027	45,804	45,804	45,804	1.5%	(3)(8)
								48,352	48,363	1.6%
Faraday Buyer, LLC	Electrical Equipment	First Lien Delayed Draw Term Loan - $6,540 - Commitment	10/11/2022	10.00% (3M SOFR + 6.00%)	1.00	10/11/2028	—	—	—	—%	(8)(13)
		First Lien Term Loan	10/11/2022	10.00% (3M SOFR + 6.00%)	1.00	10/11/2028	61,211	61,211	61,211	2.0%	(3)(8)
								61,211	61,211	2.0%
First Brands Group	Automobile Components	First Lien Term Loan	9/19/2025	9.57% ( 3M SOFR + 5.00%)	1.00	3/30/2027	5,000	2,937	1,817	0.1%	(7)(8)(42)
		First Lien Term Loan	3/24/2021	9.57% ( 3M SOFR + 5.00%)	1.00	3/30/2027	26,841	24,765	9,758	0.3%	(7)(8)(42)
		Second Lien Term Loan	3/24/2021	13.07% (3M SOFR + 8.50%)	1.00	3/30/2028	37,000	37,000	2,859	0.1%	(7)(8)(42)
								64,702	14,434	0.5%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 0.00%	—	10/15/2030	50,525	—	—	—%	(5)(12)(15)
								—	—	—%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 0.00%	—	5/16/2031	24,575	—	—	—%	(5)(12)(15)
								—	—	—%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 0.00%	—	7/15/2031	39,905	—	—	—%	(5)(12)(15)
								—	—	—%
Global Tel*Link Corporation (d./b/a ViaPath Technologies)	Diversified Telecommunication Services	First Lien Term Loan	8/6/2024	11.66% (1M SOFR + 7.50%)	3.00	8/6/2029	125,730	121,835	124,070	4.1%	(3)(8)
								121,835	124,070	4.1%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield 0.00%	—	7/28/2025	41,164	1	7	—%	(5)(12)(15)
								1	7	—%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield 0.00%	—	10/18/2027	39,598	14	13	—%	(5)(12)(15)
								14	13	—%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 0.00%	—	7/18/2031	19,025	—	—	—%	(5)(12)(15)
								—	—	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2025 (Unaudited) (Continued)
(in thousands, except share data)

							September 30, 2025
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Healthcare Venture Partners, LLC	Health Care Providers & Services	First Lien Term Loan	8/29/2025	12.00% (3M SOFR+ 8.00%)	3.50	8/29/2030	$11,970	$11,970	$11,970	0.4%	(3)(8)
		First Lien Revolving Line of Credit - $1,000 Commitment	8/29/2025	12.00% (3M SOFR + 8.00%)	3.50	8/29/2030	100	100	100	—%	(8)(13)
		Series A Preferred Units of TCSPV Holdings IV, LLC - 2,150,000 Units	8/29/2025			N/A		2,150	2,790	0.1%	(14)(43)
								14,220	14,860	0.5%
Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	Software	Second Lien Term Loan	11/14/2019	11.16% (3M SOFR + 6.75%)	0.75	11/19/2027	52,500	52,474	47,971	1.6%	(3)(8)
								52,474	47,971	1.6%
Imperative Worldwide, LLC	Air Freight & Logistics	First Lien Term Loan	3/11/2022	9.65% (3M SOFR + 5.50%)	0.75	12/30/2028	31,394	31,306	31,394	1.0%	(3)(8)
		First Lien Term Loan	9/30/2024	9.50% (3M SOFR + 5.50%)	0.75	12/30/2028	5,940	5,923	5,940	0.2%	(3)(8)
		Second Lien Term Loan	12/30/2021	12.65% (3M SOFR + 8.50%)	0.75	12/30/2029	95,000	95,000	95,000	3.2%	(3)(8)
								132,229	132,334	4.4%
Interventional Management Services, LLC	Health Care Providers & Services	First Lien Revolving Line of Credit - $5,000 Commitment	2/22/2021	13.25% (3M SOFR + 9.00%)	1.00	2/20/2026	5,000	5,000	5,000	0.2%	(3)(8)(13)
		First Lien Term Loan	2/22/2021	13.25% (3M SOFR + 9.00%)	1.00	2/20/2026	63,803	63,803	63,803	2.1%	(3)(8)
								68,803	68,803	2.3%
iQor Holdings, Inc.	Professional Services	First Lien Term Loan	6/11/2024	11.51% (3M SOFR + 7.25%)	2.50	6/11/2029	45,392	45,392	45,392	1.5%	(3)(8)
		Common Stock of Bloom Parent, Inc. (10,450 units)	6/11/2024			N/A		10,450	16,198	0.5%	(14)
								55,842	61,590	2.0%
Japs-Olson Company, LLC (31)	Commercial Services & Supplies	First Lien Term Loan	5/25/2023	10.75% (3M SOFR + 6.75%)	2.00	5/25/2028	55,543	55,543	55,543	1.8%	(3)(8)
								55,543	55,543	1.8%
Julie Lindsey, Inc.	Textiles, Apparel & Luxury Goods	First Lien Revolving Line of Credit - $2,000 Commitment	7/27/2023	10.00% (3M SOFR + 6.00%)	4.00	7/27/2027	—	—	—	—%	(8)(13)
		First Lien Term Loan	7/27/2023	10.00% (3M SOFR + 6.00%)	4.00	7/27/2028	19,100	19,100	19,100	0.6%	(3)(8)
								19,100	19,100	0.6%
K&N HoldCo, LLC	Automobile Components	Class A Common Units (137,215 units)	2/14/2023			N/A		25,802	529	—%	(14)
								25,802	529	—%
KM2 Solutions LLC	Professional Services	First Lien Term Loan	12/17/2020	13.75% (3M SOFR + 9.60%)	3.00	6/16/2026	17,652	17,652	17,652	0.6%	(3)(8)
								17,652	17,652	0.6%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 0.00%	—	7/21/2031	49,934	—	—	—%	(5)(12)(15)
								—	—	—%
Lucky US BuyerCo LLC	Financial Services	First Lien Revolving Line of Credit - $2,775 Commitment	4/3/2023	11.51% (3M SOFR + 7.50%)	1.00	4/1/2029	2,298	2,298	2,298	0.1%	(8)(13)(46)
		First Lien Term Loan	4/3/2023	11.50% (3M SOFR + 7.50%)	1.00	4/1/2029	21,185	21,185	21,185	0.7%	(3)(8)
								23,483	23,483	0.8%
MAC Discount, LLC	Distributors	First Lien Term Loan	5/11/2023	12.75% (3M SOFR + 8.50%)	1.50	5/11/2028	30,950	30,765	30,950	1.1%	(3)(8)
		Class A Senior Preferred Stock of MAC Discount Investments, LLC (1,500,000 shares)	5/11/2023	12.00%		N/A		1,500	1,250	—%	(14)
								32,265	32,200	1.1%
Medical Solutions Holdings, Inc. (4)	Health Care Providers & Services	Second Lien Term Loan	11/1/2021	11.41% (3M SOFR + 7.00%)	0.50	11/1/2029	54,463	54,440	27,478	0.9%	(8)
								54,440	27,478	0.9%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2025 (Unaudited) (Continued)
(in thousands, except share data)

							September 30, 2025
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

New WPCC Parent, LLC (47)	Health Care Providers & Services	First Lien Term Loan	5/9/2025	13.66% (3M SOFR+ 9.50%)	2.00	5/9/2030	$25,466	$22,488	$25,466	0.8%	(3)(8)(36)
		Series A Preferred Interests (849,570 units)	5/9/2025	13.00% PIK		N/A		8,502	11,640	0.4%	(14)(43)
		Class A Common Interests (871,501 units)	5/9/2025			N/A		23	9,605	0.3%	(14)(43)
		Liquidating Trust of Wellpath Holdings, Inc.	5/9/2025			N/A		2,011	8,293	0.3%	(14)
								33,024	55,004	1.8%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 0.00%	—	7/19/2030	42,064	408	406	—%	(5)(12)(15)
								408	406	—%
OneTouchPoint Corp	Commercial Services & Supplies	First Lien Term Loan	2/19/2021	12.25% (3M SOFR + 8.00%)	1.00	6/30/2026	32,785	32,785	32,785	1.1%	(3)(8)
								32,785	32,785	1.1%
PeopleConnect Holdings, Inc (9)	Interactive Media & Services	First Lien Term Loan	1/22/2020	12.40% (3M SOFR + 8.25%)	2.75	7/22/2026	67,926	67,926	67,926	2.3%	(3)(8)
								67,926	67,926	2.3%
PlayPower, Inc.	Leisure Products	First Lien Revolving Line of Credit - $2,626 Commitment	8/28/2024	9.25% (3M SOFR + 5.25%)	0.75	8/28/2030	—	—	—	—%	(8)(13)
		First Lien Term Loan	8/28/2024	9.25% ( 3M SOFR + 5.25%)	0.75	8/28/2030	17,200	16,954	17,200	0.6%	(3)(8)
								16,954	17,200	0.6%
Precisely Software Incorporated	Software	Second Lien Term Loan	4/23/2021	11.82% (3M SOFR + 7.25%)	0.75	4/23/2029	80,000	79,591	76,552	2.5%	(3)(8)
								79,591	76,552	2.5%
Preventics, Inc. (d/b/a Legere Pharmaceuticals)	Personal Care Products	First Lien Term Loan	11/12/2021	14.76% (3M SOFR + 10.50%)	1.00	11/12/2026	8,766	8,766	8,766	0.3%	(3)(8)
		First Lien Term Loan	4/30/2025	11.76% (3M SOFR + 7.50%)	3.00	11/12/2026	1,895	1,895	1,895	0.1%	(3)(8)
		Series A Convertible Preferred Stock (472 units)	11/12/2021	8.00%		N/A		165	478	—%	(14)(43)
		Series C Convertible Preferred Stock (5,677 units)	11/12/2021	8.00%		N/A		1,946	5,741	0.2%	(14)(43)
								12,772	16,880	0.6%
Recovery Solutions Parent, LLC	Health Care Providers & Services	First Lien Term Loan	1/27/2025	11.50% (3M SOFR + 7.50%)	2.00	1/27/2030	33,364	21,769	33,364	1.1%	(3)(8)(36)
		Membership Interest (1,499,017 units)	1/27/2025			N/A		19,305	45,033	1.5%	(14)(43)
								41,074	78,397	2.6%
Redstone Holdco 2 LP (20)	IT Services	Second Lien Term Loan	4/16/2021	12.32% (3M SOFR + 7.75%)	0.75	4/27/2029	50,000	49,597	20,700	0.7%	(3)(8)
								49,597	20,700	0.7%
Research Now Group, LLC and Dynata, LLC	IT Services	First Lien Second Out Term Loan	7/15/2024	9.96% (3M SOFR + 5.50%)	1.00	10/15/2028	7,974	7,974	6,937	0.3%	(8)(44)
		Common Stock of New Insight Holdings, Inc. - 210,781 Shares	7/15/2024			N/A		3,329	1,267	—%	(14)
		Warrants (to purchase 285,714 shares of Common Stock of New Insight Holdings, Inc.)	7/15/2024			7/15/2029		—	—	—%	(14)
								11,303	8,204	0.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2025 (Unaudited) (Continued)
(in thousands, except share data)

							September 30, 2025
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Rising Tide Holdings, Inc.	Specialty Retail	First In Last Out Term Loan	9/19/2025	30.00% PIK	—	5/1/2027	$528	$528	$525	—%	(36)(44)
		First In Last Out Term Loan	9/19/2025	12.99% (3M SOFR+ 8.75%) plus 20.00% PIK	2.00	5/1/2027	704	704	701	—%	(8)(36)(44)
		First Lien First Out Term Loan	9/25/2024	15.00% PIK	—	6/13/2028	2,452	2,452	2,207	0.1%	(36)
		First Lien Second Out Term Loan	9/25/2024	12.00% PIK	—	6/13/2028	6,386	6,002	3,551	0.1%	(36)(44)
		Class A Common Units of Marine One Holdco, LLC (345,600 units)	9/12/2023			N/A		23,898	—	—%	(14)
		Warrants (to purchase 3,456,000 Class A Common Units of Marine One Holdco, LLC)	9/25/2024			9/25/2044		—	—	—%	(14)
		Warrants (to purchase 50,456 Class A Common Units of Marine One Holdco, LLC)	9/12/2023			9/12/2028		—	—	—%	(14)
								33,584	6,984	0.2%
The RK Logistics Group, Inc.	Commercial Services & Supplies	First Lien Term Loan	3/24/2022	14.76% (3M SOFR + 10.50%)	1.00	12/18/2028	5,613	5,613	5,613	0.2%	(3)(8)
		First Lien Term Loan	12/19/2023	11.76% (3M SOFR + 7.50%)	4.00	12/18/2028	33,173	33,173	33,173	1.1%	(3)(8)
		Class A Common Units of RK Logistics Holdings Inc. (263,000 units)	3/24/2022			N/A		263	1,921	0.1%
		Class B Common Units of RK Logistics Holdings Inc. (1,435,000 units)	3/24/2022			N/A		2,487	10,480	0.3%	(43)
		Class C Common Units of RK Logistics Holdings Inc. (450,000 units)	6/28/2024			N/A		2,250	3,286	0.1%
								43,786	54,473	1.8%
RME Group Holding Company	Media	First Lien Term Loan A	5/4/2017	9.75% (3M SOFR + 5.50%)	1.00	5/6/2026	17,982	17,982	17,982	0.6%	(3)(8)
		First Lien Term Loan B	5/4/2017	15.25% (3M SOFR + 11.00%)	1.00	5/6/2026	20,170	20,170	19,666	0.7%	(3)(8)
								38,152	37,648	1.3%
Rosa Mexicano	Hotels, Restaurants & Leisure	First Lien Revolving Line of Credit - $5,695 Commitment	3/29/2018	16.00%	—	6/13/2026	5,694	5,694	5,459	0.2%	(13)
		First Lien Term Loan	3/29/2018	11.76% (3M SOFR + 7.50%)	1.25	6/13/2026	23,291	23,291	21,523	0.7%	(8)
								28,985	26,982	0.9%
ShiftKey, LLC	Health Care Technology	First Lien Term Loan	6/21/2022	10.01% (3M SOFR + 5.75%) plus 0.50% PIK	1.00	6/21/2027	59,978	59,783	58,584	1.9%	(3)(8)(36)
								59,783	58,584	1.9%
Shoes West, LLC (d/b/a Taos Footwear) (27)	Textiles, Apparel & Luxury Goods	First Lien Term Loan A	1/23/2025	11.26% (3M SOFR + 7.00%)	3.00	1/23/2030	38,254	38,254	38,254	1.3%	(3)(8)(43)
		First Lien Convertible Term Loan B	1/23/2025	9.00% plus 2.00% PIK	—	1/23/2030	9,509	9,509	15,900	0.5%	(3)(36)(43)
		Class A Preferred Units of Taos Footwear Holdings, LLC - 16,753 Units	1/23/2025	8.00% PIK		N/A		17,139	42,801	1.4%	(14)
								64,902	96,955	3.2%
Shutterfly Finance, LLC	Household Durables	First Lien Term Loan	6/5/2023	10.31% (3M SOFR + 6.00%)	1.00	10/1/2027	2,406	2,406	2,406	0.1%	(8)
		Second Lien Term Loan	6/6/2023	9.20% (3M SOFR + 5.00%)	1.00	10/1/2027	19,206	19,206	18,206	0.6%	(8)(42)
								21,612	20,612	0.7%
Silver Hill Mineral Lease	Energy Equipment & Services	Revenue Interest	5/13/2025			N/A		—	—	—%	(11)
								—	—	—%
Spectrum Vision Holdings, LLC	Health Care Providers & Services	First Lien Term Loan	5/2/2023	10.76% (1M SOFR + 6.50%)	1.00	11/17/2025	29,245	29,245	29,245	1.0%	(3)(8)
								29,245	29,245	1.0%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2025 (Unaudited) (Continued)
(in thousands, except share data)

							September 30, 2025
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

STG Distribution, LLC	Air Freight & Logistics	First Out First Lien Term Loan	10/3/2024	5.32% (1M SOFR + 1.00% ) plus 7.25% PIK	1.50	10/3/2029	$15,436	$15,197	$15,035	0.5%	(8)(36)
		Second Out First Lien Term Loan	10/3/2024	5.32% (1M SOFR + 1.00% ) plus 6.50% PIK	1.50	10/3/2029	39,508	39,063	11,359	0.4%	(7)(8)(44)
		Third Out First Lien Term Loan	10/3/2024	5.32% (1M SOFR + 1.00% ) plus 6.00% PIK	1.50	10/3/2029	19,662	18,691	1,976	0.1%	(7)(8)(44)
								72,951	28,370	1.0%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interest	12/4/2006			N/A		—	—	—%	(11)
								—	—	—%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	11/17/2022	8.00%	—	8/29/2028	28,761	28,220	21,839	0.8%
		First Lien Term Loan	1/26/2018	3.00% plus 5.00% PIK	—	8/29/2028	42,136	42,136	43,075	1.4%	(36)
		First Lien Term Loan	1/26/2018	8.00%	—	8/29/2028	164,931	164,931	168,609	5.6%
		Class B of Town & Country TopCo LLC (999 Non-Voting Units)	11/17/2022			N/A		36,282	—	—%	(14)(43)
								271,569	233,523	7.8%
TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	14.26% (3M SOFR + 9.00%)	5.00	5/31/2027	18,518	18,518	18,518	0.6%	(3)(8)
								18,518	18,518	0.6%
United Sporting Companies, Inc. (16)	Distributors	Second Lien Term Loan	9/28/2012	11.00% (1M LIBOR + 11.00%) plus 2.00% PIK	—	11/16/2019	187,012	86,309	12,813	0.4%	(7)
								86,309	12,813	0.4%
Upstream Newco, Inc.	Health Care Providers & Services	Second Lien Term Loan	11/20/2019	12.91% (3M SOFR + 8.50%)	—	11/20/2027	22,000	21,945	17,013	0.6%	(8)
								21,945	17,013	0.6%
USG Intermediate, LLC	Leisure Products	First Lien Revolving Line of Credit - $14,000 Commitment	4/15/2015	13.51% (1M SOFR + 9.25%)	1.00	2/9/2029	14,000	14,000	14,000	0.5%	(3)(8)(13)
		First Lien Term Loan B	4/15/2015	16.01% (1M SOFR + 11.75%)	1.00	2/9/2029	70,938	70,938	70,938	2.4%	(3)(8)
		Equity	4/15/2015			N/A		1	—	—%	(14)
								84,939	84,938	2.9%
Verify Diagnostics LLC	Health Care Providers & Services	First Lien Term Loan	5/15/2025	14.28% (3M SOFR + 10.28%)	3.50	5/15/2030	37,189	37,189	37,189	1.3%	(3)(8)(44)
		Class A Preferred Units of Verify Diagnostic Holdings LLC (9,250,000 units)	5/15/2025	12.00% PIK		N/A		9,250	16,134	0.5%	(14)
								46,439	53,323	1.8%
Victor Technology, LLC	Commercial Services & Supplies	First Lien Term Loan	12/3/2021	11.76% (3M SOFR + 7.50%)	1.00	12/3/2028	10,875	10,875	10,393	0.3%	(3)(8)
								10,875	10,393	0.3%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 0.00%	—	10/15/2030	40,612	2,974	2,429	0.1%	(5)(12)(15)
								2,974	2,429	0.1%
WatchGuard Technologies, Inc.	IT Services	First Lien Term Loan	8/17/2022	9.41% (1M SOFR + 5.25%)	0.75	6/30/2029	33,950	33,950	33,908	1.1%	(3)(8)
								33,950	33,908	1.1%
Wellful Inc.	Food Products	Second Out First Lien Term Loan	11/27/2024	10.53% (1M SOFR+ 6.25%)	1.00	4/19/2030	18,568	18,568	15,225	0.5%	(8)(36)(44)
								18,568	15,225	0.5%
Total Non-Control/Non-Affiliate Investments								$3,104,779	$2,772,003	92.3%

Total Portfolio Investments								$6,532,842	$6,513,456	216.8%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2025 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of September 30, 2025 (Unaudited)

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
(3)Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair value of the investments held by PCF at September 30, 2025 was $2,410,990, representing 37.0% of our total investments.
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
(8)Certain variable rate securities in our portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. The 1-Month Secured Overnight Financing Rate or “1M SOFR”, was 4.13% as of September 30, 2025. The 3-Month Secured Overnight Financing Rate or “3M SOFR”, was 3.98% as of September 30, 2025. The impact of a Secured Overnight Financing Rate (“SOFR”) credit spread adjustment, if applicable, is included within the stated all-in interest rate.
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
(11)Represents overriding royalty interests or revenue interests held which receive payments at the stated rates based upon the underlying operations.
(12)Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets as calculated in accordance with regulatory requirements. As of September 30, 2025, our qualifying assets, as a percentage of total assets, stood at 83.78%. We monitor the status of these assets on an ongoing basis.
(13)Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 3.00%. As of September 30, 2025, $35,935 of undrawn revolver and delayed draw term loan commitments to our portfolio companies, of which $14,957 are considered at the Company’s sole discretion.
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2025 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of September 30, 2025 (Unaudited) (Continued)
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
(17)As of September 30, 2025, Prospect owns a 95.4% equity interest in QC Holdings TopCo, LLC (“QC Holdings”), representing a controlling beneficial interest in QC Holdings per the 1940 Act. QC Holdings specializes in consumer-focused alternative financial services and credit solutions.
(18)CP Holdings of Delaware LLC (“CP Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of CP Energy Services Inc. (“CP Energy”) as of September 30, 2025. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $53,857 in first lien term loans (the “Spartan Term Loans”) due to us as of September 30, 2025. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. In September 2020, we made a new $26,193 Series A preferred stock investment in Spartan Energy Holdings, Inc., which equates to 100% of the Series A non-voting redeemable preferred stock outstanding.
(19)Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of September 30, 2025. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company.
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
(23)MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 100% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc. (“MITY-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. Our subordinated unsecured note issued and outstanding to Broda Canada is denominated in Canadian Dollars (“CAD”). As of September 30, 2025, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder.
(24)NPH Property Holdings, LLC (“NPH”), a consolidated entity in which we own 100% of the membership interests, owns 100% of the common equity of National Property REIT Corp. (“NPRC”) (f/k/a National Property Holdings Corp.), a property
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2025 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of September 30, 2025 (Unaudited) (Continued)
REIT which holds investments in several real estate properties. We report NPRC as a separate controlled company. See Note 3 for further discussion of the investments held by NPRC. On July 11, 2025, the NPRC loan agreement was amended, extending the maturity date to March 31, 2027.
(25)Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 94.22% of Nationwide Loan Company LLC, the operating company, as of September 30, 2025. We report Nationwide Loan Company LLC as a separate controlled company. Prospect has a first priority security interest in the assets of Nationwide.
(26)NMMB Holdings, Inc. (“NMMB Holdings”), a consolidated entity in which we own 100% of the equity, owns 92.77% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of September 30, 2025. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.
(27)Shoes West, LLC and Shoes West Distribution, LLC are joint borrowers on the First Lien Term Loan A and First Lien Convertible Term Loan B.
(28)Prospect owns 99.96% of the equity of USES Corp. as of September 30, 2025.
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
(30)As of September 30, 2025, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC, the parent company of Nixon, Inc.
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
(33)As of September 30, 2025, the residual profit interest includes 8.33% of TLA, TLD and TLE residual profit calculated quarterly in arrears. The investments in TLA and TLD are subject to a maximum SOFR of 4.00%.
(34)Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.99% ownership interest of Pacific World as of September 30, 2025. As a result, Prospect’s investment in Pacific World is classified as a control investment.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2025 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of September 30, 2025 (Unaudited) (Continued)
(35)The following shows the composition of our investment portfolio at amortized cost by control designation, investment type and by industry as of September 30, 2025:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Amortized Cost Total
Control Investments
Aerospace & Defense	$54,974	$—	$—	$—	$32,500	$87,474
Commercial Services & Supplies	146,990	—	—	7,200	27,349	181,539
Construction & Engineering	83,859	—	—	—	12,053	95,912
Consumer Finance	555,313	56,703	—	—	134,222	746,238
Diversified Consumer Services	700	—	—	—	2,378	3,078
Energy Equipment & Services	152,309	—	—	—	175,658	327,967
Residential Real Estate Investment Trusts (REITs)	905,581	—	—	—	20,030	925,611
Health Care Providers & Services	356,179	—	—	—	45,118	401,297
Household Durables	87,715	—	—	—	3,400	91,115
Machinery	47,322	—	—	—	6,866	54,188
Marine Transport	—	—	—	—	47,467	47,467
Media	29,723	—	—	—	—	29,723
Personal Care Products	116,404	—	—	—	228,795	345,199
Trading Companies & Distributors	23,939	—	—	—	55,581	79,520
Total Control Investments	$2,561,008	$56,703	$—	$7,200	$791,417	$3,416,328
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$11,735	$11,735
Total Affiliate Investments	$—	$—	$—	$—	$11,735	$11,735
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$110,180	$95,000	$—	$—	$—	$205,180
Automobile Components	27,702	67,000	—	—	25,802	120,504
Commercial Services & Supplies	159,587	153,376	—	—	5,000	317,963
Distributors	276,927	86,309	—	—	37,782	401,018
Diversified Consumer Services	102,627	—	—	—	—	102,627
Diversified Telecommunication Services	195,803	59,071	—	—	—	254,874
Electrical Equipment	61,211	—	—	—	—	61,211
Financial Services	67,905	—	—	—	—	67,905
Food Products	18,568	68,985	—	—	—	87,553
Health Care Providers & Services	268,379	76,385	—	—	49,191	393,955
Health Care Technology	130,631	—	—	—	—	130,631
Hotels, Restaurants & Leisure	28,985	—	—	—	—	28,985
Household Durables	2,406	19,206	—	—	—	21,612
Interactive Media & Services	67,926	—	—	—	—	67,926
IT Services	33,950	69,235	—	—	—	103,185
Leisure Products	101,892	—	—	—	1	101,893
Machinery	18,518	—	—	—	—	18,518
Media	87,656	—	—	—	—	87,656
Personal Care Products	10,661	—	—	—	2,111	12,772
Pharmaceuticals	116,921	—	—	—	—	116,921
Professional Services	71,018	—	—	—	13,779	84,797
Software	48,352	132,065	—	—	—	180,417
Specialty Retail	9,686	—	—	—	23,898	33,584
Textiles, Apparel & Luxury Goods	66,863	—	—	—	17,139	84,002
Structured Finance(A)	—	—	19,090	—	—	19,090
Total Non-Control/Non-Affiliate	$2,084,354	$826,632	$19,090	$—	$174,703	$3,104,779
Total Portfolio Investment Cost	$4,645,362	$883,335	$19,090	$7,200	$977,855	$6,532,842

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2025 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of September 30, 2025 (Unaudited) (Continued)
The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of September 30, 2025:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Control Investments
Aerospace & Defense	$54,974	$—	$—	$—	$48,745	$103,719	3.5%
Commercial Services & Supplies	71,391	—	—	5,291	29,681	106,363	3.6%
Construction & Engineering	83,859	—	—	—	238,211	322,070	10.7%
Consumer Finance	540,074	56,703	—	—	450,774	1,047,551	34.8%
Diversified Consumer Services	700	—	—	—	2,849	3,549	0.1%
Energy Equipment & Services	128,782	—	—	—	—	128,782	4.3%
Residential Real Estate Investment Trusts(REITs)	905,581	—	—	—	339,682	1,245,263	41.5%
Health Care Providers & Services	350,815	—	—	—	—	350,815	11.8%
Household Durables	74,207	—	—	—	—	74,207	2.5%
Machinery	47,322	—	—	—	46,741	94,063	3.1%
Marine Transport	—	—	—	—	11,539	11,539	0.4%
Media	29,723	—	—	—	49,753	79,476	2.6%
Personal Care Products	111,266	—	—	—	—	111,266	3.7%
Trading Companies & Distributors	23,939	—	—	—	8,030	31,969	1.1%
Total Control Investments	$2,422,633	$56,703	$—	$5,291	$1,226,005	$3,710,632	123.5%
Fair Value % of Net Assets	80.6%	1.9%	—%	0.2%	40.8%	123.5%
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$30,821	$30,821	1.0%
Total Affiliate Investments	$—	$—	$—	$—	$30,821	$30,821	1.0%
Fair Value % of Net Assets	—%	—%	—%	—%	1.0%	1.0%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$65,704	$95,000	$—	$—	$—	$160,704	5.4%
Automobile Components	11,575	29,639	—	—	529	41,743	1.4%
Commercial Services & Supplies	160,245	153,500	—	—	15,687	329,432	10.9%
Distributors	274,866	12,813	—	—	1,250	288,929	9.6%
Diversified Consumer Services	36,310	—	—	—	—	36,310	1.2%
Diversified Telecommunication Services	193,480	7,644	—	—	—	201,124	6.7%
Electrical Equipment	61,211	—	—	—	—	61,211	2.0%
Financial Services	67,905	—	—	—	—	67,905	2.3%
Food Products	15,225	68,853	—	—	—	84,078	2.8%
Health Care Providers & Services	282,952	44,491	—	—	104,219	431,662	14.4%
Health Care Technology	129,463	—	—	—	—	129,463	4.3%
Hotels, Restaurants & Leisure	26,982	—	—	—	—	26,982	0.9%
Household Durables	2,406	18,206	—	—	—	20,612	0.7%
Interactive Media & Services	67,926	—	—	—	—	67,926	2.3%
IT Services	33,908	31,920	—	—	—	65,828	2.2%
Leisure Products	102,138	—	—	—	—	102,138	3.5%
Machinery	18,518	—	—	—	—	18,518	0.6%
Media	87,152	—	—	—	—	87,152	2.9%
Personal Care Products	10,661	—	—	—	6,219	16,880	0.6%
Pharmaceuticals	129,368	—	—	—	—	129,368	4.3%
Professional Services	69,981	—	—	—	17,465	87,446	2.9%
Software	48,363	124,523	—	—	—	172,886	5.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2025 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of September 30, 2025 (Unaudited) (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Specialty Retail	6,984	—	—	—	—	6,984	0.2%
Textiles, Apparel & Luxury Goods	73,254	—	—	—	42,801	116,055	3.8%
Structured Finance (A)	—	—	20,667	—	—	20,667	0.7%
Total Non-Control/Non-Affiliate	$1,976,577	$586,589	$20,667	$—	$188,170	$2,772,003	92.3%
Fair Value % of Net Assets	65.8%	19.5%	0.7%	—%	6.3%	92.3%
Total Portfolio	$4,399,210	$643,292	$20,667	$5,291	$1,444,996	$6,513,456	216.8%
Fair Value % of Net Assets	146.4%	21.4%	0.7%	0.2%	48.1%	216.8%
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2025 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of September 30, 2025 (Unaudited) (Continued)

(36)The interest rate on the below list of investments, which excludes those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, for the quarter ended September 30, 2025:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Aventiv Technologies, LLC - Third Out Super Priority First Lien Term Loan	9.35%	—%	9.35%	(A)
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan	11.76%	—%	11.76%	(A)
Belnick, LLC - First Lien Term Loan	12.76%	—%	12.76%	(B)
CP Energy Services Inc. - First Lien Term Loan	—%	13.26%	13.26%
CP Energy Services Inc. - First Lien Term Loan	—%	13.26%	13.26%
CP Energy Services Inc. - First Lien Term Loan	12.47%	0.79%	13.26%
CP Energy Services Inc. - Delayed Draw Term Loan	13.26%	—%	13.26%
CP Energy Services Inc. - First Lien Term Loan A to Spartan Energy Services, LLC	7.26%	5.00%	12.26%	(C)
CP Energy Services Inc. - Incremental First Lien Term Loan A to Spartan Energy Services, LLC	—%	12.26%	12.26%	(C)
Credit.com Holdings, LLC - First Lien Term Loan A	15.26%	—%	15.26%
Druid City Infusion, LLC - First Lien Convertible Note	2.00%	—%	2.00%	(E)
Emerge Intermediate, Inc. - First Lien Term Loan	4.00%	—%	4.00%
First Tower Finance Company LLC - First Lien Term Loan	0.03%	14.97%	15.00%	(F)
InterDent, Inc. - First Lien Term Loan B	7.00%	—%	7.00%
InterDent, Inc. - First Lien Delayed Draw Term Loan B	7.00%	—%	7.00%
MITY, Inc. - First Lien Term Loan B	—%	10.00%	10.00%
National Property REIT Corp. - First Lien Term Loan A	—%	2.00%	2.00%
National Property REIT Corp. - First Lien Term Loan D	—%	2.00%	2.00%
National Property REIT Corp. - First Lien Term Loan E	—%	7.00%	7.00%
Nationwide Loan Company LLC - Delayed Draw Term Loan	10.00%	—%	10.00%	(G)
New WPCC Parent, LLC. - First Lien Term Loan	—%	8.00%	8.00%
Pacific World Corporation - First Lien Term Loan A	7.00%	1.41%	8.41%
QC Holdings TopCo, LLC - Second Lien Term Loan	—%	14.00%	14.00%
QC Holdings TopCo, LLC - Second Lien Delayed Draw Term Loan	—%	—%	—%	(J)
Recovery Solutions Parent, LLC - First Lien Term Loan	—%	5.00%	5.00%	(H)
Rising Tide Holdings, Inc. - First In Last Out Term Loan	—%	—%	30.00%	(D)
Rising Tide Holdings, Inc. - First In Last Out Term Loan	—%	—%	20.00%	(D)
Rising Tide Holdings, Inc. - First Lien First Out Term Loan	15.00%	—%	15.00%
Rising Tide Holdings, Inc. - First Lien Second Out Term Loan	12.00%	—%	12.00%
ShiftKey, LLC - First Lien Term Loan	0.50%	—%	0.50%
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Convertible Term Loan B	2.00%	—%	2.00%
STG Distribution, LLC - First Out First Lien Term Loan	7.25%	—%	7.25%
Town & Country Holdings, Inc. - First Lien Term Loan	—%	5.00%	5.00%
USES Corp. - First Lien Equipment Term Loan	9.30%	4.12%	13.42%	(I)
Valley Electric Co. of Mt. Vernon, Inc. - First Lien Term Loan	—%	2.50%	2.50%
Valley Electric Company, Inc. - First Lien Term Loan	—%	10.00%	10.00%
Valley Electric Company, Inc. - First Lien Term Loan B	—%	5.50%	5.50%
Wellful Inc. - Tranche B Term Loan	1.75%	—%	1.75%
(A) On December 29, 2023, the Aventiv Technologies, LLC Second Out Super Priority First Lien Term Loan was amended to allow a portion of interest accruing in cash to be payable in kind. On March 28, 2025, the Aventiv Technologies, LLC Third Out Super Priority First Lien Term Loan was amended to allow a portion of interest accruing in cash to be payable in kind.
(B) On May 13, 2025, the Belnick, LLC First Lien Term Loan was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 12.76%.
(C) On August 22, 2022, the Spartan Energy Services, LLC Twenty-Fifth Amendment to Amended and Restated Senior Secured Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 12.26%.
(D) The Rising Ride Holdings, Inc. Amended and Restated ABL Credit Agreement allows for all or a portion of interest to be payable in kind. The first interest payment is due October 1, 2025.
(E) On September 28, 2023, the Credit.com First Lien Term Loan A was amended to allow a portion of interest accruing in cash to be payable in kind.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2025 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of September 30, 2025 (Unaudited) (Continued)
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
(I) On March 28, 2023, the USES Corp. First Lien Equipment Term loan was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 13.42%.
(J) The Amended QC Holdings TopCo, LLC Senior Secured Term Loan Agreement dated September 30, 2025, allows for a portion of interest accruing in cash to be payable in kind. The first interest payment is due December 31, 2025.

(37)As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the three months ended September 30, 2025 with these controlled investments were as follows:

Controlled Companies	Fair Value at June 30, 2025	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at September 30, 2025		Interest income	Dividend income	Other income	Net realized gains (losses)
Belnick, LLC (d/b/a The Ubique Group)	$51,166	$2,863	$—	$20,178	$74,207	(c)	$2,863	$—	$13	$—
CP Energy Services Inc.	85,359	1,267	—	(1,093)	85,533		3,367	—	—	—
CP Energy - Spartan Energy Services, Inc.	36,830	2,379	—	4,040	43,249		1,655	—	—	—
Credit Central Loan Company, LLC	78,736	2,315	—	(3,397)	77,654		2,304	—	—	—
Echelon Transportation, LLC	65,653	—	(30,800)	(2,884)	31,969		757	—	—	—
First Tower Finance Company LLC	760,518	31	—	75,383	835,932		17,333	—	—	—
Freedom Marine Solutions, LLC	11,660	350	—	(471)	11,539		—	—	—	—
InterDent, Inc.	338,781	7,272	—	4,762	350,815		10,455	—	—	—
Kickapoo Ranch Pet Resort	3,917	—	—	(368)	3,549		22	—	—	—
MITY, Inc.	94,418	—	—	317	94,735		2,380	—	—	5
National Property REIT Corp.	1,300,972	25,568	(22,604)	(58,673)	1,245,263		15,829	—	—	—
Nationwide Loan Company LLC	36,780	254	—	(2,300)	34,734		255	—	—	—
NMMB, Inc.	72,207	—	—	7,269	79,476		991	—	—	842
Pacific World Corporation	107,970	9,086	—	(5,790)	111,266		2,522	—	174	—
QC Holdings TopCo, LLC	77,286	1,706	—	20,239	99,231		3,374	—	—	—
R-V Industries, Inc.	105,577	—	—	(11,514)	94,063		1,456	877	—	—
Universal Turbine Parts, LLC	102,728	—	(54)	1,045	103,719		1,579	—	—	—
USES Corp.	14,518	451	—	(3,341)	11,628		721	—	—	—
Valley Electric Company, Inc.	351,291	—	—	(29,221)	322,070		3,147	—	167	—
Total	$3,696,367	$53,542	$(53,458)	$14,181	$3,710,632		$71,010	$877	$354	$847
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2025 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of September 30, 2025 (Unaudited) (Continued)
(38)As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the three months ended September 30, 2025 with these affiliated investments were as follows:

Affiliated Companies	Fair Value at June 30, 2025	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at September 30, 2025	Interest income	Dividend income	Other income	Net realized gains (losses)
Nixon, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
RGIS Services, LLC	27,057	—	—	3,764	30,821	—	—	—	—
Total	$27,057	$—	$—	$3,764	$30,821	$—	$—	$—	$—
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2025 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of September 30, 2025 (Unaudited) (Continued)

(39)Acquisition date represents the date of PSEC’s initial investment. Follow-on acquisitions have occurred on the following dates to arrive at PSEC’s current investment as of September 30, 2025 (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments) (see endnote 40 for NPRC equity follow-on acquisitions):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Apidos CLO XV	Subordinated Structured Note	3/29/2018	$6,480
Apidos CLO XXII	Subordinated Structured Note	2/24/2020	1,912
Atlantis Health Care Group (Puerto Rico), Inc.	First Lien Term Loan	12/9/2016	42,000
Aventiv Technologies, LLC	Second Out Super Priority First Lien Term Loan	6/28/2024	834
Aventiv Technologies, LLC	Second Out Super Priority First Lien Term Loan	3/4/2025	595
Aventiv Technologies, LLC	Super Priority Second Lien Term Loan	1/2/2025	105
Barings CLO 2018-III	Subordinated Structured Note	5/18/2018	9,255
BCPE North Star US Holdco 2, Inc.	Second Lien Term Loan	12/30/2021, 10/28/2022	70,133
BCPE Osprey Buyer, Inc.	First Lien Revolving Line of Credit	2/22/2023, 5/23/2023, 9/14/2023, 11/22/2023, 3/28/2024, 7/11/2024, 11/26/2024, 2/27/2025, 3/27/2025, 8/27/2025, 9/26/2025	8,714
BCPE Osprey Buyer, Inc.	First Lien Delayed Draw Term Loan	9/26/2023	4,639
Belnick, LLC (d/b/a The Ubique Group)	First Lien Term Loan	6/27/2022, 12/1/2023	18,000
Cent CLO 21 Limited	Subordinated Structured Note	7/12/2018	1,024
Collections Acquisition Company, Inc.	First Lien Term Loan	1/13/2022, 3/14/2024	15,800
CP Energy Services Inc.	First Lien Term Loan	8/31/2023	2,900
CP Energy Services Inc.	First Lien Delayed Draw Term Loan	3/25/2025, 6/24/2025, 9/25/2025	7,400
CP Energy Services Inc.	First Lien Term Loan A to Spartan Energy Services, LLC	4/9/2021, 1/10/2022, 2/10/2023, 6/7/2024, 11/13/2024, 1/9/2025, 3/25/2025, 6/24/2025, 9/25/2025	26,581
CP Energy Services Inc.	Common Stock	10/11/2013, 12/26/2013, 4/6/2018, 12/31/2019	69,586
Credit Central Loan Company, LLC	Class A Units	12/28/2012, 3/28/2014, 6/26/2014, 9/28/2016, 8/21/2019	11,975
Credit Central Loan Company, LLC	First Lien Term Loan	6/26/2014, 9/28/2016, 12/16/2022, 1/27/2023, 9/30/2025	48,310
Credit Central Loan Company, LLC	Class P Units	1/27/2023	1,540
Discovery Point Retreat, LLC	First Lien Term Loan	5/9/2025	3,700
DRI Holding, Inc.	First Lien Term Loan	4/26/2022, 7/21/2022	12,999
DRI Holding, Inc.	Second Lien Term Loan	5/18/2022	10,000
Echelon Transportation, LLC	Membership Interest	3/31/2014, 9/30/2014, 12/9/2016	22,488
Echelon Transportation, LLC	First Lien Term Loan	11/14/2018, 7/9/2019, 5/5/2020, 10/9/2020, 1/21/2021, 3/18/2021	5,465
Emerge Intermediate, Inc.	First Lien Term Loan	6/14/2024	1,467
Eze Castle Integration, Inc.	First Lien Delayed Draw Term Loan	10/7/2022, 9/5/2023, 1/10/2025	2,576
First Brands Group	First Lien Term Loan	4/27/2022, 9/19/2025	8,880
First Brands Group	Second Lien Term Loan	5/12/2022	4,938
First Tower Finance Company LLC	Class A Units	12/30/2013, 6/24/2014, 12/15/2015, 11/21/2016, 3/9/2018	39,885
First Tower Finance Company LLC	First Lien Term Loan to First Tower, LLC	12/15/2015, 3/9/2018, 3/24/2022, 5/30/2025, 6/27/2025	60,548
Freedom Marine Solutions, LLC	Membership Interest	10/1/2009, 12/22/2009, 1/13/2010, 3/30/2010, 5/13/2010, 2/14/2011, 4/28/2011, 7/7/2011, 10/20/2011, 10/30/2015, 1/7/2016, 4/11/2016, 8/11/2016, 1/30/2017, 4/20/2017, 6/13/2017, 8/30/2017, 1/17/2018, 2/15/2018, 5/8/2018, 10/31/2018, 5/14/2021, 4/18/2022, 2/15/2023, 7/2/2024, 8/12/2025	43,443
Galaxy XV CLO, Ltd.	Subordinated Structured Note	8/21/2015, 3/10/2017	9,161
Galaxy XXVII CLO, Ltd.	Subordinated Structured Note	6/11/2015	1,460
Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	Second Lien Term Loan	5/11/2021, 10/14/2021	54,649
Imperative Worldwide, LLC	First Lien Term Loan	10/26/2022, 6/1/2023, 9/30/2024	8,190
InterDent, Inc.	First Lien Term Loan A	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014, 7/14/2021, 3/28/2022	93,903
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2025 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of September 30, 2025 (Unaudited) (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
InterDent, Inc.	First Lien Term Loan B	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
InterDent, Inc.	Delayed Draw Term Loan B	12/20/2024, 3/24/2025, 5/27/2025, 6/23/2025, 9/25/2025	17,000
Interventional Management Services, LLC	First Lien Revolving Line of Credit	2/25/2021, 11/17/2021	5,000
K&N HoldCo, LLC	Class A Membership Units	7/31/2024	105
Kickapoo Ranch Pet Resort	Membership Interest	10/21/2019, 12/4/2019	28
LCM XIV Ltd.	Subordinated Structured Note	9/25/2015, 5/18/2018	9,422
Lucky US BuyerCo LLC	First Lien Revolving Line of Credit	3/21/2024, 6/24/2024, 3/31/2025, 7/15/2025	2,298
MITY, Inc.	Common Stock	6/23/2014	7,200
MITY, Inc.	First Lien Term Loan A	1/17/2017, 3/23/2021, 2/14/2024, 3/15/2024, 5/15/2024, 9/16/2024, 12/3/2024, 4/4/2025	20,065
MITY, Inc.	First Lien Term Loan B	1/17/2017, 6/3/2019	11,000
Nationwide Loan Company LLC	Class A Units	3/28/2014, 6/18/2014, 9/30/2014, 6/29/2015, 3/31/2016, 8/31/2016, 5/31/2017, 10/31/2017	20,469
Nationwide Loan Company LLC	First Lien Delayed Draw Term Loan A	6/26/2024	2,250
Nationwide Loan Company LLC	First Lien Delayed Draw Term Loan B	3/6/2025	3,000
National Property REIT Corp.	First Lien Term Loan A	4/3/2020, 5/15/2020, 6/10/2020, 7/29/2020, 8/14/2020, 9/15/2020,10/15/2020, 10/30/2020, 11/10/2020, 11/13/2020, 11/19/2020, 12/11/2020, 1/27/2021, 2/25/2021, 3/11/2021, 5/14/2021, 6/14/2021, 6/25/2021, 8/16/2021, 11/15/2021, 11/26/2021, 12/1/2021, 12/28/2021, 1/14/2022, 2/15/2022, 3/17/2022, 3/28/2022, 4/1/2022, 4/7/2022, 5/24/2022, 6/6/2022, 7/5/2022, 8/31/2022, 10/6/2022, 1/10/2023, 2/28/2023, 4/4/2023, 4/6/2023, 4/28/2023, 6/9/2023, 6/14/2023, 7/5/2023, 7/14/2023, 8/31/2023, 9/29/2023, 10/4/2023, 10/20/2023, 11/30/2023, 1/3/2024, 1/18/2024, 2/29/2024, 3/8/2024, 4/2/2024, 5/31/2024, 7/8/2024, 8/30/2024, 10/10/2024, 12/02/2024, 1/6/2025, 1/8/2025, 3/20/2025, 4/3/2025, 5/15/2025, 7/3/2025, 8/18/2025	959,035
National Property REIT Corp.	First Lien Term Loan E	6/26/2024	35,300
New WPCC Parent, LLC	First Lien Term Loan	7/8/2025, 7/9/2025, 9/26/2025	4,471
New WPCC Parent, LLC	Series A Preferred Interests	9/4/2025, 9/11/2025, 9/12/2025	279
NMMB, Inc.	First Lien Term Loan	12/30/2019, 3/28/2022	40,100
Octagon Investment Partners XV, Ltd.	Subordinated Structured Note	4/27/2015, 8/3/2015, 6/27/2017	10,516
Pacific World Corporation	Convertible Preferred Equity	4/3/2019, 4/29/2019, 6/3/2019, 10/4/2019, 11/12/2019, 12/20/2019, 1/7/2020, 3/5/2020, 12/30/2021, 1/26/2024, 7/31/2025, 8/15/2025, 9/12/2025	62,100
Pacific World Corporation	First Lien Term Loan A	12/22/2022, 11/25/2024, 3/7/2025	19,900
PeopleConnect Holdings, Inc.	First Lien Term Loan	10/21/2021	82,005
Precisely Software Incorporated	Second Lien Term Loan	5/28/2021, 6/24/2021, 6/3/2022	59,333
Preventics, Inc.	First Lien Term Loan 2	4/30/2025	1,900
Preventics, Inc.	Preferred Units	4/30/2025	38
Preventics, Inc.	Preferred Units	4/30/2025	527
Recovery Solutions Parent, LLC	First Lien Term Loan	6/27/2025, 7/8/2025	2,232
Recovery Solutions Parent, LLC	Common Stock	5/30/2025, 9/4/2025, 9/5/2025, 9/11/2025, 9/15/2025, 9/25/2025	1,523
Redstone Holdco 2 LP	Second Lien Term Loan	9/10/2021	17,903
RGIS Services, LLC	Membership Interest	5/28/2024	1,432
Rosa Mexicano	First Lien Revolving Line of Credit	3/27/2020, 10/13/2023, 2/7/2024, 5/17/2024, 8/12/2025	5,900
R-V Industries, Inc.	First Lien Term Loan	3/4/2022, 9/25/2023	8,700
R-V Industries, Inc.	Common Stock	12/27/2016	1,854
Shiftkey, LLC	First Lien Term Loan	8/26/2022, 9/14/2022, 9/23/2022	39,450
The RK Logistics Group, Inc.	Class B Common Units	12/19/2023	1,250
The RK Logistics Group, Inc.	First Lien Term Loan	6/28/2024	13,000
Town & Country Holdings, Inc.	First Lien Term Loan	7/13/2018, 7/16/2018, 2/27/2024, 3/28/2024, 4/23/2024	115,000
Town & Country Holdings, Inc.	Common Stock	10/18/2024, 12/30/2024, 1/6/2025, 1/9/2025, 5/7/2025, 7/11/2025	36,282
United Sporting Companies, Inc.	Second Lien Term Loan	3/7/2013, 3/14/2024	59,325
Universal Turbine Parts, LLC	First Lien Delayed Draw Term Loan	10/24/2019, 2/7/2020, 2/26/2020, 4/5/2021, 11/24/2023, 6/27/2025	6,716
USES Corp.	First Lien Term Loan A	6/15/2016, 6/29/2016, 2/22/2017, 4/27/2017, 5/4/2017, 8/30/2017, 10/11/2017, 12/11/2018, 8/30/2019	14,100
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2025 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of September 30, 2025 (Unaudited) (Continued)

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

Fiscal Year	Follow-On Investments (NPRC Common Stock, excluding cost of initial investment)
2014	$4,555
2015	68,693
2016	93,857
2017	116,830
2018	137,024
2019	11,582
2020	19,800
2022	15,620
2023	3,600
2024	4,600
2025	—
2026	—
(41)On March 31, 2025, Prospect exercised certain rights and remedies under its loan documents to exercise voting rights in respect of the equity of Belnick, LLC and certain of its subsidiaries (“Belnick”) to, among other things, appoint new officers, all of whom are our Investment Adviser’s professionals. As a result, Prospect’s investment in Belnick is classified as a control investment. Effective May 22, 2025, Prospect established 100% ownership of Belnick Holdings of Delaware, LLC (“Belnick Delaware”), a wholly owned consolidated holdings company. On May 23, 2025, Belnick Delaware acquired a 100% voting interest in Belnick’s Class P Preferred units, which equates to a 99.04% fully diluted beneficial interest in Belnick as of September 30, 2025. Belnick is a provider of high-volume, value-oriented furniture and furnishings to a broad range of residential and commercial end markets.
(42)This investment represents a Level 2 security in the ASC 820 table as of September 30, 2025. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.
(43)Investment provides future right to acquire voting securities not beneficially owned, subject to certain terms and conditions, including prior notice, which if exercised, could result in such investment becoming an affiliate or control investment.
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2025 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of September 30, 2025 (Unaudited) (Continued)
(45)Emerge Intermediate, Inc., HD Research, LLC, ERG Buyer, LLC, and ERG Blocker, Inc. are joint borrowers on the First Lien Term Loan.

(46)The stated interest rate on the drawn revolver and delayed drawn term loan commitments represents a weighted average interest rate for the funded amounts of the investment.

(47)Wellpath Holdings, Inc. (“Wellpath”) filed for Chapter 11 bankruptcy on November 11, 2024. On May 9, 2025 Wellpath Holdings, Inc. consummated a court-approved restructuring pursuant to its Chapter 11 Plan of Reorganization. As part of this transaction, our existing First Lien Term Loan was restructured into new debt and equity positions in New WPCC Parent, LLC and our residual Second Lien Senior Secured Term Loan deficiency claims were exchanged for beneficial interests in the Wellpath Holdings, Inc. Liquidation Trust. Our recovery in the Trust is subject to a claim’s reconciliation process and the value of our interest is based on management’s current estimate of expected recovery, using Level 3 unobservable inputs.

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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)
(in thousands, except share data)

							June 30, 2025
Portfolio Company	Industry(43)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield 0.00%	—	10/18/2027	$39,598	$19	$17	—%	(5)(12)(15)
								19	17	—%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 0.00%	—	7/18/2031	19,025	—	—	—%	(5)(12)(15)
								—	—	—%
Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	Software	Second Lien Term Loan	11/14/2019	11.13% (3M SOFR + 6.75%)	0.75	11/19/2027	52,500	52,460	48,931	1.6%	(3)(8)
								52,460	48,931	1.6%
Imperative Worldwide, LLC	Air Freight & Logistics	First Lien Term Loan	3/11/2022	9.95% (3M SOFR + 5.50%)	0.75	12/30/2028	37,349	37,235	37,349	1.2%	(3)(8)
		Second Lien Term Loan	12/30/2021	12.95% (3M SOFR + 8.50%)	0.75	12/30/2029	95,000	95,000	95,000	3.2%	(3)(8)
								132,235	132,349	4.4%
Interventional Management Services, LLC	Health Care Providers & Services	First Lien Revolving Line of Credit - $5,000 Commitment	2/22/2021	13.55% (3M SOFR + 9.00%)	1.00	2/23/2026	5,000	5,000	4,989	0.2%	(8)(13)
		First Lien Term Loan	2/22/2021	13.55% (3M SOFR + 9.00%)	1.00	2/20/2026	64,155	64,155	64,018	2.1%	(3)(8)
								69,155	69,007	2.3%
iQor Holdings, Inc.	Professional Services	First Lien Term Loan	6/11/2024	11.81% (3M SOFR + 7.25%)	2.50	6/11/2029	45,704	45,704	45,704	1.6%	(3)(8)
		Common Stock of Bloom Parent, Inc. (10,450 units)	6/11/2024			N/A		10,450	15,706	0.5%	(14)
								56,154	61,410	2.1%
Japs-Olson Company, LLC (31)	Commercial Services & Supplies	First Lien Term Loan	5/25/2023	11.05% (3M SOFR + 6.75%)	2.00	5/25/2028	56,109	56,109	56,109	1.9%	(3)(8)
								56,109	56,109	1.9%
Julie Lindsey, Inc.	Textiles, Apparel & Luxury Goods	First Lien Revolving Line of Credit - $2,000 Commitment	7/27/2023	10.30% (3M SOFR + 6.00%)	4.00	7/27/2027	—	—	—	—%	(8)(13)
		First Lien Term Loan	7/27/2023	10.30% (3M SOFR + 6.00%)	4.00	7/27/2028	19,200	19,200	19,200	0.6%	(3)(8)
								19,200	19,200	0.6%
K&N HoldCo, LLC	Automobile Components	Class A Common Units (137,215 units)	2/14/2023			N/A		25,802	612	—%	(14)
								25,802	612	—%
KM2 Solutions LLC	Professional Services	First Lien Term Loan	12/17/2020	14.05% (3M SOFR + 9.60%)	3.00	6/16/2026	17,697	17,697	17,697	0.6%	(3)(8)
								17,697	17,697	0.6%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 0.00%	—	7/21/2031	49,934	—	—	—%	(5)(12)(15)
								—	—	—%
LGC US FINCO, LLC	Machinery	First Lien Term Loan	1/17/2020	10.94% (1M SOFR + 6.50%)	1.00	12/20/2025	28,586	28,509	27,674	0.9%	(3)(8)
								28,509	27,674	0.9%
Lucky US BuyerCo LLC	Financial Services	First Lien Revolving Line of Credit - $2,775 Commitment	4/3/2023	11.82% (3M SOFR + 7.50%)	1.00	4/1/2029	2,054	2,054	2,054	0.1%	(8)(13)(46)
		First Lien Term Loan	4/3/2023	11.80% (3M SOFR + 7.50%)	1.00	4/1/2029	21,239	21,239	21,239	0.7%	(3)(8)
								23,293	23,293	0.8%
MAC Discount, LLC	Distributors	First Lien Term Loan	5/11/2023	13.05% (3M SOFR + 8.50%)	1.50	5/11/2028	31,140	30,936	30,551	1.1%	(3)(8)
		Class A Senior Preferred Stock of MAC Discount Investments, LLC (1,500,000 shares)	5/11/2023	12.00%		N/A		1,500	1,255	—%	(14)
								32,436	31,806	1.1%
Medical Solutions Holdings, Inc. (4)	Health Care Providers & Services	Second Lien Term Loan	11/1/2021	11.38% (3M SOFR + 7.00%)	0.50	11/1/2029	54,463	54,439	28,614	1.0%	(3)(8)
								54,439	28,614	1.0%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 0.00%	—	7/15/2031	47,830	204	169	—%	(5)(12)(15)
								204	169	—%
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)
(in thousands, except share data)

							June 30, 2025
Portfolio Company	Industry(43)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

STG Distribution, LLC	Air Freight & Logistics	First Out First Lien Term Loan	10/3/2024	5.42% (1M SOFR + 1.00% ) plus 7.25% PIK	1.50	10/3/2029	$15,144	$14,881	$15,144	0.5%	(8)(36)
		Second Out First Lien Term Loan	10/3/2024	5.42% (1M SOFR + 1.00% ) plus 6.50% PIK	1.50	10/3/2029	38,838	38,838	31,226	1.0%	(8)(36)(44)
		Third Out First Lien Term Loan	10/3/2024	5.42% (1M SOFR + 1.00% ) plus 6.00% PIK	1.50	10/3/2029	19,353	18,970	5,922	0.2%	(8)(44)
								72,689	52,292	1.7%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interest	12/4/2006			N/A		—	—	—%	(11)
								—	—	—%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	11/17/2022	8.00%	—	8/29/2028	28,761	28,761	2,821	0.2%
		First Lien Term Loan	1/26/2018	3.00% plus 5.00% PIK	—	8/29/2028	42,136	42,136	43,004	1.4%	(36)
		First Lien Term Loan	1/26/2018	8.00%	—	8/29/2028	164,931	164,931	168,328	5.6%
		Class B of Town & Country TopCo LLC (999 Non-Voting Units)	11/17/2022			N/A		31,882	—	—%	(14)(48)
								267,710	214,153	7.2%
TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	14.26% (3M SOFR + 9.00%)	5.00	5/31/2027	18,663	18,663	18,663	0.6%	(3)(8)
								18,663	18,663	0.6%
United Sporting Companies, Inc. (16)	Distributors	Second Lien Term Loan	9/28/2012	11.00% (1M LIBOR + 11.00%) plus 2.00% PIK	—	11/16/2019	187,012	86,309	12,897	0.4%	(7)
								86,309	12,897	0.4%
Upstream Newco, Inc.	Health Care Providers & Services	Second Lien Term Loan	11/20/2019	12.88% (3M SOFR + 8.50%)	—	11/20/2027	22,000	21,938	16,106	0.5%	(8)
								21,938	16,106	0.5%
USG Intermediate, LLC	Leisure Products	First Lien Revolving Line of Credit - $14,000 Commitment	4/15/2015	13.68% (1M SOFR + 9.25%)	1.00	2/9/2029	14,000	14,000	14,000	0.5%	(8)(13)
		First Lien Term Loan B	4/15/2015	16.18% (1M SOFR + 11.75%)	1.00	2/9/2029	71,188	71,188	71,188	2.4%	(3)(8)
		Equity	4/15/2015			N/A		1	—	—%	(14)
								85,189	85,188	2.9%
Verify Diagnostics LLC	Health Care Providers & Services	First Lien Term Loan	5/15/2025	14.58% (3M SOFR+ 10.28%)	3.50	5/15/2030	37,500	37,500	36,750	1.3%	(3)(8)(44)
		Class A Preferred Units of Verify Diagnostic Holdings LLC (9,250,000 units)	5/15/2025	12.00% PIK		N/A		9,250	10,195	0.3%	(14)
								46,750	46,945	1.6%
Victor Technology, LLC	Commercial Services & Supplies	First Lien Term Loan	12/3/2021	12.06% (3M SOFR + 7.50%)	1.00	12/3/2028	10,950	10,950	10,851	0.4%	(3)(8)
								10,950	10,851	0.4%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 0.00%	—	10/15/2030	40,613	3,476	2,506	0.1%	(5)(12)(15)
								3,476	2,506	0.1%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 0.00%	—	4/18/2031	40,773	1,204	753	—%	(5)(12)(15)
								1,204	753	—%
WatchGuard Technologies, Inc.	IT Services	First Lien Term Loan	8/17/2022	9.58% (1M SOFR + 5.25%)	0.75	6/30/2029	34,038	34,038	33,873	1.1%	(3)(8)
								34,038	33,873	1.1%
Wellful Inc.	Food Products	Second Out First Lien Term Loan	11/27/2024	8.94% (1M SOFR+ 4.50%) plus 1.75% PIK	1.00	4/19/2030	18,560	18,560	15,071	0.5%	(8)(36)(44)
								18,560	15,071	0.5%
Total Non-Control/Non-Affiliate Investments								$3,265,522	$2,950,092	98.7%

Total Portfolio Investments								$6,693,501	$6,673,516	223.3%
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
(11)Represents overriding royalty interests or revenue interests held which receive payments at the stated rates based upon the underlying operations.
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
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, for the quarter ended June 30, 2025:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Aventiv Technologies, LLC - Third Out Super Priority First Lien Term Loan	9.65%	—%	9.65%	(A)
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan	12.06%	—%	12.06%	(A)
Belnick, LLC - First Lien Term Loan	13.06%	—%	13.06%	(B)
CP Energy Services Inc. - First Lien Term Loan	—%	13.56%	13.56%
CP Energy Services Inc. - First Lien Term Loan	—%	13.56%	13.56%
CP Energy Services Inc. - First Lien Term Loan	—%	13.56%	13.56%
CP Energy Services Inc. - Delayed Draw Term Loan	10.53%	3.03%	13.56%
CP Energy Services Inc. - Incremental First Lien Term Loan A to Spartan Energy Services, LLC	—%	12.56%	12.56%	(C)
CP Energy Services Inc. - First Lien Term Loan A to Spartan Energy Services, LLC	3.94%	8.62%	12.56%	(C)
Credit Central Loan Company, LLC - First Lien Term Loan	10.00%	—%	10.00%	(D)
Credit.com Holdings, LLC - First Lien Term Loan A	15.56%	—%	15.56%	(E)
Druid City Infusion, LLC - First Lien Convertible Note	2.00%	—%	2.00%
Emerge Intermediate, Inc. - First Lien Term Loan	4.50%	—%	4.50%
First Tower Finance Company LLC - First Lien Term Loan	0.08%	14.92%	15.00%	(F)
InterDent, Inc. - First Lien Term Loan B	7.00%	—%	7.00%
InterDent, Inc. - First Lien Delayed Draw Term Loan B	7.00%	—%	7.00%
MITY, Inc. - First Lien Term Loan B	—%	10.00%	10.00%
National Property REIT Corp. - First Lien Term Loan A	—%	2.00%	2.00%
National Property REIT Corp. - First Lien Term Loan D	—%	2.00%	2.00%
National Property REIT Corp. - First Lien Term Loan E	—%	7.00%	7.00%
Nationwide Loan Company LLC - Delayed Draw Term Loan	10.00%	—%	10.00%	(G)
Nationwide Loan Company LLC - Delayed Draw Term Loan	10.00%	—%	10.00%	(G)
New WPCC Parent, LLC. - First Lien Term Loan	—%	8.00%	8.00%
QC Holdings TopCo, LLC - Second Lien Term Loan	—%	14.50%	14.50%	(J)
Pacific World Corporation - First Lien Term Loan A	7.07%	1.51%	8.58%
Recovery Solutions Parent, LLC - First Lien Term Loan	—%	8.50%	8.50%	(H)
STG Distribution, LLC - First Out First Lien Term Loan	7.25%	—%	7.25%
STG Distribution, LLC - Second Out First Lien Term Loan	6.50%	—%	6.50%
Rising Tide Holdings, Inc. - First Lien First Out Term Loan	15.00%	—%	15.00%
Rising Tide Holdings, Inc. - First Lien Second Out Term Loan	12.00%	—%	12.00%
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Convertible Term Loan B	2.00%	—%	2.00%
Town & Country Holdings, Inc. - First Lien Term Loan	—%	5.00%	5.00%
USES Corp. - First Lien Term Loan	—%	13.59%	13.59%
USES Corp. - First Lien Equipment Term Loan	13.59%	—%	13.59%	(I)
Valley Electric Co. of Mt. Vernon, Inc. - First Lien Term Loan	—%	2.50%	2.50%
Valley Electric Company, Inc. - First Lien Term Loan	—%	10.00%	10.00%
Valley Electric Company, Inc. - First Lien Term Loan B	—%	5.50%	5.50%
Wellful Inc. - Tranche B Term Loan	1.75%	—%	1.75%
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

(37)As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2025, with these controlled investments were as follows:

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
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2025 (Continued)

(39)Acquisition date represents the date of PSEC’s initial investment. Follow-on acquisitions have occurred on the following dates to arrive at PSEC’s current investment as of June 30, 2025 (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments) (see endnote 40 for NPRC equity follow-on acquisitions):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
8th Avenue Food & Provisions, Inc.	Second Lien Term Loan	11/17/2020, 9/17/2021	$7,051
Apidos CLO XV	Subordinated Structured Note	3/29/2018	6,480
Apidos CLO XXII	Subordinated Structured Note	2/24/2020	1,912
Atlantis Health Care Group (Puerto Rico), Inc.	First Lien Term Loan	12/9/2016	42,000
Aventiv Technologies, LLC	Second Out Super Priority First Lien Term Loan	6/28/2024	834
Aventiv Technologies, LLC	Second Out Super Priority First Lien Term Loan	3/4/2025	595
Aventiv Technologies, LLC	Super Priority Second Lien Term Loan	1/2/2025	105
Barings CLO 2018-III	Subordinated Structured Note	5/18/2018	9,255
BCPE North Star US Holdco 2, Inc.	Second Lien Term Loan	12/30/2021, 10/28/2022	70,133
BCPE Osprey Buyer, Inc.	First Lien Revolving Line of Credit	2/22/2023, 5/23/2023, 9/14/2023, 11/22/2023, 3/28/2024, 7/11/2024, 11/26/2024, 2/27/2025, 3/27/2025	7,301
BCPE Osprey Buyer, Inc.	First Lien Delayed Draw Term Loan	9/26/2023	4,639
Belnick, LLC (d/b/a The Ubique Group)	First Lien Term Loan	6/27/2022, 12/1/2023	18,000
Cent CLO 21 Limited	Subordinated Structured Note	7/12/2018	1,024
Collections Acquisition Company, Inc.	First Lien Term Loan	1/13/2022, 3/14/2024	15,800
CP Energy Services Inc.	First Lien Term Loan	8/31/2023	2,900
CP Energy Services Inc.	First Lien Delayed Draw Term Loan	3/25/2025, 6/24/2025	7,000
CP Energy Services Inc.	First Lien Term Loan A to Spartan Energy Services, LLC	4/9/2021, 1/10/2022, 2/10/2023, 6/7/2024, 11/13/2024, 1/9/2025, 3/25/2025, 6/24/2025	25,181
CP Energy Services Inc.	Common Stock	10/11/2013, 12/26/2013, 4/6/2018, 12/31/2019	69,586
Credit Central Loan Company, LLC	Class A Units	12/28/2012, 3/28/2014, 6/26/2014, 9/28/2016, 8/21/2019	11,975
Credit Central Loan Company, LLC	First Lien Term Loan	6/26/2014, 9/28/2016, 12/16/2022, 1/27/2023	45,995
Credit Central Loan Company, LLC	Class P Units	1/27/2023	1,540
Discovery Point Retreat, LLC	First Lien Term Loan	5/9/2025	3,700
DRI Holding, Inc.	First Lien Term Loan	4/26/2022, 7/21/2022	12,999
DRI Holding, Inc.	Second Lien Term Loan	5/18/2022	10,000
Dukes Root Control Inc.	First Lien Revolving Line of Credit	4/24/2023, 11/27/2023, 2/2/2024, 2/26/2024, 2/26/2025	3,875
Dukes Root Control Inc.	First Lien Delayed Draw Term Loan	5/26/2023, 10/26/2023	3,254
Echelon Transportation, LLC	Membership Interest	3/31/2014, 9/30/2014, 12/9/2016	22,488
Echelon Transportation, LLC	First Lien Term Loan	11/14/2018, 7/9/2019, 5/5/2020, 10/9/2020, 1/21/2021, 3/18/2021	5,465
Emerge Intermediate, Inc.	First Lien Term Loan	6/14/2024	1,467
Eze Castle Integration, Inc.	First Lien Delayed Draw Term Loan	10/7/2022, 9/5/2023, 1/10/2025	2,576
First Brands Group	First Lien Term Loan	4/27/2022	5,955
First Brands Group	Second Lien Term Loan	5/12/2022	4,938
First Tower Finance Company LLC	Class A Units	12/30/2013, 6/24/2014, 12/15/2015, 11/21/2016, 3/9/2018	39,885
First Tower Finance Company LLC	First Lien Term Loan to First Tower, LLC	12/15/2015, 3/9/2018, 3/24/2022, 5/30/2025, 6/27/2025	60,548
Freedom Marine Solutions, LLC	Membership Interest	10/1/2009, 12/22/2009, 1/13/2010, 3/30/2010, 5/13/2010, 2/14/2011, 4/28/2011, 7/7/2011, 10/20/2011, 10/30/2015, 1/7/2016, 4/11/2016, 8/11/2016, 1/30/2017, 4/20/2017, 6/13/2017, 8/30/2017, 1/17/2018, 2/15/2018, 5/8/2018, 10/31/2018, 5/14/2021, 4/18/2022, 2/15/2023, 7/2/2024	43,093
Galaxy XV CLO, Ltd.	Subordinated Structured Note	8/21/2015, 3/10/2017	9,161
Galaxy XXVII CLO, Ltd.	Subordinated Structured Note	6/11/2015	1,460
Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	Second Lien Term Loan	5/11/2021, 10/14/2021	54,649
Imperative Worldwide, LLC	First Lien Term Loan	10/26/2022, 6/1/2023, 9/30/2024	8,190
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

(47)Wellpath Holdings, Inc. (“Wellpath”) filed for Chapter 11 bankruptcy on November 11, 2024. On May 9, 2025 Wellpath Holdings, Inc. consummated a court-approved restructuring pursuant to its Chapter 11 Plan of Reorganization. As part of this transaction, our existing First Lien Term Loan was restructured into new debt and equity positions in New WPCC Parent, LLC and our residual Second Lien Senior Secured Term Loan deficiency claims were exchanged for beneficial interests in the Wellpath Holdings, Inc. Liquidation Trust. Our recovery in the Trust is subject to a claim’s reconciliation process and the value of our interest is based on management’s current estimate of expected recovery, using Level 3 unobservable inputs.

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 2. Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q, ASC 946, Financial Services—Investment Companies (“ASC 946”), and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with GAAP are omitted. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending June 30, 2026.
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
Reclassifications
Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three months ended September 30, 2025. See Note 12. Income Taxes and Note 16. Financial Highlights.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of September 30, 2025 and June 30, 2025, our qualifying assets as a percentage of total assets, stood at 83.78% and 85.27%, respectively.

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
Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific identification method. Amounts for investments traded but not yet settled are reported in Due to Broker or Due from Broker, in the Consolidated Statements of Assets and Liabilities. As of September 30, 2025 and June 30, 2025, we have no assets going through foreclosure.
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
Convertible Notes
We recorded the Convertible Notes at their contractual amounts and at issuance, we determined that the embedded conversion options in the Convertible Unsecured Notes are not required to be separately accounted for as a derivative under ASC 815, Derivatives and Hedging. The Convertible Notes were repaid at maturity on March 3, 2025. See Note 5 for activity recorded during the three months ended September 30, 2024.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectability of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and payment-in-kind (“PIK”) interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

placed back on accrual status, to the extent deemed collectible by management. As of September 30, 2025 and June 30, 2025, approximately 0.7% and 0.3%, respectively, of our total assets at fair value are in non-accrual status.
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
We recognize realized losses for certain CLO equity investments when we determine that a CLO’s expected remaining cash flows do not exceed amortized cost basis. In such situations, the amortized cost basis of the CLO is written down and recognized as a realized loss.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of September 30, 2025, we do not expect to have any excise tax due for the 2025 calendar year. Thus, we have not accrued any excise tax for this period.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2025, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations, and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2022 and thereafter remain subject to examination by the Internal Revenue Service.
Taxable Subsidiaries
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. As of September 30, 2025, and June 30, 2025, no net tax benefit or expense was recorded since they did not result in a material provision for income taxes. As of September 30, 2025, and June 30, 2025, the net deferred tax asset or liability was not material to the financial statements after taking into account valuation allowances.

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) or Israeli Securities Authority (“ISA”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or reclassified to deferred debt issuance costs upon the receipt of proceeds from a debt offering and are presented and amortized in accordance with the above policy. The prepaid expenses are charged to expense if no offering is completed. As of September 30, 2025 and June 30, 2025, there are $388 and $0 prepaid expenses, respectively, of deferred issuance costs related to the Series A Notes due 2030 (the “5.50% 2030 Notes”), which will be recognized initially as deferred assets and subsequently reclassified and presented as a direct deduction to the carrying value of the related debt upon its issuance. Refer to Note 18. Subsequent Events.

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
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company has adopted ASU 2023-09 effective September 30, 2025 and concluded that the application of this guidance did not have a material impact on its consolidated financial statements.

Note 3. Portfolio Investments
At September 30, 2025, we had investments in 92 portfolio investments and CLOs, which had an amortized cost of $6,532,842 and a fair value of $6,513,456. At June 30, 2025, we had investments in 97 portfolio investments and CLOs, which had an amortized cost of $6,693,501 and a fair value of $6,673,516.
The original cost basis of debt and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $91,567 and $290,639 during the three months ended September 30, 2025 and September 30, 2024, respectively. Debt repayments and considerations from sales of equity securities of approximately $234,660 and $282,328 were received during the three months ended September 30, 2025 and September 30, 2024, respectively.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The following table shows the composition of our investment portfolio as of September 30, 2025 and June 30, 2025:

	September 30, 2025		June 30, 2025
	Cost	Fair Value	Cost	Fair Value
First Lien Revolving Line of Credit	$70,541	$69,867	$83,721	$81,551
First Lien Debt(1)	4,574,821	4,329,343	4,636,795	4,381,227
Second Lien Revolving Line of Credit	1,706	1,706	—	—
Second Lien Debt	881,629	641,586	965,712	765,806
Unsecured Debt	7,200	5,291	7,200	5,403
Subordinated Structured Notes	19,090	20,667	37,840	35,002
Equity	977,855	1,444,996	962,233	1,404,527
Total Investments	$6,532,842	$6,513,456	$6,693,501	$6,673,516
(1) First lien debt includes loans that the Company classifies as “unitranche” and loans classified as “first lien last out”. The total amortized cost and fair value of the unitranche and/or last out loans were $202,687 and $146,873, respectively, as of September 30, 2025. The total amortized cost and fair value of the unitranche and/or last out loans were $201,585 and $166,464, respectively, as of June 30, 2025.

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of September 30, 2025:

	Level 1	Level 2	Level 3	Total
First Lien Revolving Line of Credit	$—	$—	$69,867	$69,867
First Lien Debt(1)	—	11,575	4,317,768	4,329,343
Second Lien Revolving Line of Credit	—	—	1,706	1,706
Second Lien Debt	—	21,065	620,521	641,586
Unsecured Debt	—	—	5,291	5,291
Subordinated Structured Notes	—	—	20,667	20,667
Equity	—	—	1,444,996	1,444,996
Total Investments	$—	$32,640	$6,480,816	$6,513,456
(1) First lien debt includes loans that the Company classifies as “unitranche”. The total amortized cost and fair value of the unitranche loan was $202,687 and $146,873, respectively, as of September 30, 2025.
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

(1) First lien debt includes loans that the Company classifies as “unitranche” and a loan classified as “first lien last out”. The total amortized cost and fair value of the unitranche and/or last out loans were $201,585 and $166,464, respectively, as of June 30, 2025.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The following tables show the aggregate changes in the fair value of our Level 3 investments during the three months ended September 30, 2025:

	First Lien Revolving Line of Credit	First Lien Debt(2)	Second Lien Revolving Line of Credit	Second Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2025	$68,350	$4,351,777	$—	$726,372	$5,403	$35,002	$1,404,527	$6,591,431
Net realized (losses) gains on investments	—	4	—	—	5	(2,740)	842	(1,889)
Net change in unrealized (losses) gains	341	26,161	—	(8,839)	(112)	4,415	24,845	46,811
Net realized and unrealized (losses) gains	341	26,165	—	(8,839)	(107)	1,675	25,687	44,922
Purchases of portfolio investments(3)	5,257	47,426	1,706	—	—	—	15,624	70,013
Payment-in-kind interest	565	15,126	—	—	—	—	—	15,691
Accretion of discounts and premiums, net	(23)	472	—	183	—	—	—	632
Decrease to Subordinated Structured Notes cost, net(4)	—	—	—	—	—	(15,371)	—	(15,371)
Repayments and sales of portfolio investments(3)	(4,623)	(145,154)	—	(84,245)	(5)	(639)	(842)	(235,508)
Transfers within Level 3(1)(3)	—	—	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	(34,450)	—	—	—	(34,450)
Transfers into Level 3(1)	—	21,956	—	21,500	—	—	—	43,456
Fair value as of September 30, 2025	$69,867	$4,317,768	$1,706	$620,521	$5,291	$20,667	$1,444,996	$6,480,816

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended September 30, 2025, one of our first lien notes and one of our second lien notes transferred out of Level 3 to Level 2 because inputs to the valuation became observable. During the three months ended September 30, 2025, two of our first lien notes and one of our second lien notes transferred out of Level 2 to Level 3 because inputs to the valuation became unobservable.
(2) First lien debt includes loans that the Company classifies as “unitranche” and a loan classified as “first lien last out”. The total amortized cost and fair value of the unitranche and/or last out loans were $202,687 and $146,873, respectively, as of September 30, 2025. The total amortized cost and fair value of the unitranche and/or last out loans were $201,585 and $166,464, respectively, as of June 30, 2025.
(3) Includes reorganizations and restructuring of investments.
(4) Reduction to cost value of our Subordinated Structured Notes investments represents the difference between distributions received, or entitled to be received, for the three months ended September 30, 2025, of $15,371 and the effective yield interest income recognized on our Subordinated Structured Notes of $0.
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
(2) First lien debt includes a loan that the Company classifies as “unitranche” and a loan classified as “first lien last out.” The total amortized cost and fair value of the unitranche and/or last out loans and were $22,781 and $23,092, respectively, as of September 30, 2024. The total amortized cost and fair value of the unitranche and/or last out loans were $22,359 and $22,413, respectively, as of June 30, 2024.
(3)Includes reorganizations and restructuring of investments.

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
The three months ended September 30, 2025 and September 30, 2024, respectively net change in unrealized (losses) gains on the investments that use Level 3 inputs was $45,245 and $(171,811) for investments still held as of September 30, 2025 and September 30, 2024, respectively.
The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of September 30, 2025 and June 30, 2025:

	September 30, 2025			June 30, 2025
	Cost	Fair Value	% of Portfolio	Cost	Fair Value	% of Portfolio
Equity Real Estate Investment Trusts (REITs)	$925,611	$1,245,263	19.1%	$922,647	$1,300,972	19.5%
Consumer Finance	746,238	1,047,551	16.1%	741,932	953,320	14.3%
Healthcare Providers & Services	795,252	782,477	12.0%	767,993	731,527	11.0%
All Other Industries	4,065,741	3,438,165	52.8%	4,260,929	3,687,697	55.2%
Total	$6,532,842	$6,513,456	100.0%	$6,693,501	$6,673,516	100.0%
As of September 30, 2025 investments in California comprised 12.7% of our investments at fair value, with a cost of $1,099,709 and a fair value of $824,001. As of September 30, 2025 investments in Mississippi comprised 12.8% of our investments at fair value, with a cost of $483,349 and a fair value of $835,932. As of June 30, 2025 investments in California comprised 11.9% of our investments at fair value, with a cost of $1,083,513 and a fair value of $794,097. As of June 30, 2025 investments in Mississippi comprised 11.4% of our investments at fair value, with a cost of $483,318 and a fair value of $760,518.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2025 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (4)
First Lien Debt	$1,493,743	Discounted cash flow (Yield analysis)	Market yield	6.7%	to	28.0%	11.6%
First Lien Debt	905,581	Discounted cash flow	Discount Rate	6.5%	to	10.3%	7.2%
			Terminal Cap Rate	5.3%	to	8.3%	6.1%
First Lien Debt	683,471	Enterprise value waterfall (Market approach)	EBITDA multiple	4.5x	to	12.8x	10.0x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	15.5%	to	35.0%	17.1%
First Lien Debt	452,203	Enterprise value waterfall (Market approach)	Tangible book value multiple	3.3x	to	3.8x	3.8x
			Earnings multiple	8.5x	to	13.0x	13.0x
First Lien Debt	378,955	Enterprise value waterfall (Market approach)	EBITDA multiple	5.5x	to	14.0x	9.6x
First Lien Debt	251,407	Enterprise value waterfall (Market approach)	Revenue multiple	0.3x	to	2.0x	1.6x
First Lien Debt	77,654	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.4x	to	2.2x	2.2x
First Lien Debt	47,938	Enterprise value waterfall (Market approach)	Revenue multiple	0.7x	to	1.6x	1.4x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	16.8%	to	20.5%	17.2%
First Lien Debt	36,967	Discounted cash flow (Yield analysis)	Market yield	26.1%	to	26.1%	26.1%
		Option Pricing Model	Expected volatility	45.0%	to	55.0%	55.0%
		Enterprise value waterfall (Market approach)	EBITDA multiple	8.0x	to	9.0x	9.0x
First Lien Debt	23,939	Enterprise value waterfall	Indicative bid estimate	n/a			n/a
First Lien Debt	15,900	Discounted cash flow (Yield analysis)	Market yield	13.1%	to	13.1%	13.1%
		Option Pricing Model	Expected volatility	50.0%	to	60.0%	60.0%
First Lien Debt	10,917	Enterprise value waterfall (Discounted cash flow)	Discount rate	10.0%	to	30.0%	15.3%
First Lien Debt	6,984	Enterprise value waterfall (Market approach)	Revenue multiple	0.3x	to	0.5x	0.4x
		Asset recovery analysis	Recoverable amount	n/a			n/a
First Lien Debt	1,976	Option Pricing Model	Expected volatility	30.0%	to	40.0%	35.0%
Second Lien Debt	496,889	Discounted cash flow (Yield analysis)	Market yield	10.9%	to	29.1%	13.3%
Second Lien Debt	104,881	Enterprise value waterfall (Market approach)	EBITDA multiple	5.5x	to	8.0x	6.9x
Second Lien Debt	12,813	Asset recovery analysis	Recoverable amount	n/a			n/a
Second Lien Debt	7,644	Enterprise value waterfall (Market approach)	EBITDA multiple	4.5x	to	7.8x	6.1x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	15.5%	to	17.5%	16.5%
Subordinated Structured Notes	20,667	Discounted cash flow	Discount rate (2)	11.2%	to	12.7%	11.6%
Unsecured Debt	5,291	Enterprise value waterfall (Market approach)	EBITDA multiple	5.8x	to	7.0x	7.0x
Preferred Equity	107,226	Enterprise value waterfall (Market approach)	EBITDA multiple	4.4x	to	14.0x	8.7x
Preferred Equity	26,858	Option Pricing Model	Expected volatility	60.0%	to	70.0%	70.0%
		Enterprise value waterfall (Market approach)	EBITDA multiple	4.5x	to	7.3x	6.2x
Preferred Equity	8,030	Enterprise value waterfall	Indicative bid estimate	n/a			n/a
Preferred Equity	6,219	Enterprise value waterfall (Market approach)	Revenue multiple	0.3x	to	2.0x	1.1x
Liquidation Trust	8,293	Deficiency claim analysis	Recoverable amount	n/a			n/a
Common Equity/Interests/Warrants	474,996	Enterprise value waterfall (Market approach)	EBITDA multiple	4.5x	to	11.0x	8.5x

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (4)
Common Equity/Interests/Warrants	383,729	Enterprise value waterfall (Market approach)	Tangible book value multiple	3.3x	to	3.8x	3.8x
			Earnings multiple	8.5x	to	13.0x	13.0x
Common Equity/Interests/Warrants	302,071	Discounted cash flow	Discount rate	6.5%	to	10.3%	7.2%
			Terminal Cap Rate	5.3%	to	8.3%	6.1%
Common Equity/Interests/Warrants	49,753	Enterprise value waterfall (Market approach)	EBITDA multiple	5.8x	to	12.8x	11.8x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	16.3%	to	35.0%	33.0%
Common Equity/Interests/Warrants (3)	27,461	Discounted cash flow	Discount rate	6.5%	to	10.3%	7.2%
			Terminal Cap Rate	5.3%	to	8.3%	6.1%
Common Equity/Interests/Warrants	27,366	Enterprise value waterfall (Discounted cash flow)	Discount rate	10.0%	to	30.0%	15.5%
Common Equity/Interests/Warrants	11,539	Asset recovery analysis	Recoverable amount	n/a			n/a
Common Equity/Interests/Warrants (1)	10,150	Enterprise value waterfall	Discount rate (2)	—%	to	—%	—%
Common Equity/Interests/Warrants	1,305	Discounted cash flow	Discount Rate	21.0%	to	22.0%	21.0%
Total Level 3 Investments	$6,480,816

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Changes in Valuation Techniques
During the three months ended September 30, 2025, the valuation methodology for Aventiv Technologies, LLC (“Aventiv”) for the Third Out Super Priority First Lien Term Loan changed from relying solely on market quotes to a combination of market quotes and enterprise value waterfall, since market quotes were less active in the current period and given the performance of Aventiv. The fair value of our investment in Aventiv’s Third Out Super Priority First Lien Term Loan increased to $21,952, as of September 30, 2025, a discount of $5,350 from its amortized cost, compared to the $8,404 unrealized discount recorded at June 30, 2025.
During the three months ended September 30, 2025, the valuation methodology for Credit.com Holdings LLC (“Credit.com”) for the First Lien Term Loan A changed from the yield analysis to the enterprise value waterfall, given Credit.com’s declining performance. The fair value of our investment in the First Lien Term Loan A decreased to $36,310 as of September 30, 2025, a discount of $4,203 from its amortized cost, compared to the $2,182 unrealized discount recorded at June 30, 2025.
During the three months ended September 30, 2025, the valuation methodology for First Brands Group for the Second Lien Term Loan changed from the yield analysis to relying solely on market quotes, since market quotes were more active in the current period. As a result of the quoted prices, the fair value of our investment in the Second Lien Term Loan decreased to $2,859 as of September 30, 2025, a discount of $34,141 from its amortized cost, compared to the $2,573 unrealized discount recorded at June 30, 2025.
During the three months ended September 30, 2025, the valuation methodology for Medical Solutions Holdings, Inc. changed from the yield analysis to the enterprise value waterfall, given the performance and conditions of Medical Solutions Holdings, Inc. As a result, the fair value of our investment decreased to $27,478, as of September 30, 2025, a discount of $26,962 from its amortized cost, compared to the $25,825 unrealized discount recorded at June 30, 2025.
During the three months ended September 30, 2025, the valuation methodology for Redstone Holdco 2 LP changed from the yield analysis to the enterprise value waterfall, given performance and conditions of Redstone Holdco 2 LP. As a result, the fair value of our investment decreased to $20,700, as of September 30, 2025, a discount of $28,897 from its amortized cost, compared to the $24,012 unrealized discount recorded at June 30, 2025.
During the three months ended September 30, 2025, the valuation methodology for Rising Tide Holdings Inc. (“Rising Tide”) for the First Lien First Out Term Loan, First Lien Second Out Term Loan, and the Class A Common Units changed from the enterprise value waterfall to a combination of enterprise value waterfall and asset recovery analysis, given the performance of Rising Tide. The fair value of our investment in Rising Tide’s First Lien First Out Term Loan, First Lien Second Out Term Loan, and Class A Units were $2,207, $3,551, and $0, respectively, as of September 30, 2025, a discount of $245, $2,451, and $23,898, respectively, from its amortized cost, compared to the $0, $2,264, and $23,898 unrealized discount, respectively, recorded at June 30, 2025.
During the three months ended September 30, 2025, the valuation methodology for Shutterfly Finance, LLC for the First Lien Term Loan changed from relying on market quotes to solely relying on the yield analysis, since market quotes were less active in the current period. As a result of consistent performance, the fair value of our investment in the First Lien Term Loan and Second Lien Term Loan is $2,406, as of September 30, 2025, which is equal to its amortized cost. The fair value of the investment at June 30, 2025 also equaled its amortized cost.
Credit Quality Indicators and Undrawn Commitments
As of September 30, 2025, $3,813,774 of our loans to portfolio companies, at fair value, bear interest at floating rates and, if applicable, have LIBOR or SOFR floors ranging from 0.5% - 5.5%. As of September 30, 2025, $1,234,019 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 5.75% to 30.0%. As of June 30, 2025, $4,010,055 of our loans to portfolio companies, at fair value, bore interest at floating rates and, if applicable, have LIBOR or SOFR floors ranging from 0.5% to 5.5%. As of June 30, 2025, $1,223,932 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 6.0% to 18.0%.
As of September 30, 2025 and June 30, 2025, the cost basis of our loans on non-accrual status amounted to $396,168 and $273,713 respectively, with fair value of $48,226 and $23,654, respectively. The fair values of these investments represent approximately 0.7% and 0.3% of our total assets at fair value as of September 30, 2025 and June 30, 2025, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 3.00%. As of September 30, 2025 and June 30, 2025, we had $35,935 and $40,707, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies of which $14,957 and $15,900 are considered at the Company’s sole discretion. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of September 30, 2025 and June 30, 2025 as they were all floating rate instruments that repriced frequently.

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
During the three months ended September 30, 2025, we provided $25,568 of debt financing to NPRC to fund real estate capital expenditures and provide working capital.
During the three months ended September 30, 2025, we received partial repayments of $22,604 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
During the three months ended September 30, 2024, we provided $21,615 of debt financing to NPRC to fund real estate capital expenditures, provide working capital, and to fund purchases of rate secured structured notes.
During the three months ended September 30, 2024, we received partial repayments of $14,000 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
As of September 30, 2025, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $925,611 and a fair value of $1,245,263. The fair value of $1,235,113 related to NPRC’s real estate portfolio was comprised of forty-five multi-family properties, five student housing properties, four senior living properties, and two commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of September 30, 2025:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Taco Bell, OK	Yukon, OK	6/4/2014	$1,719	$—
2	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
3	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	21,569
4	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	22,945
5	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	43,656
6	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	25,935
7	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	21,372
8	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	31,810
9	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	27,625
10	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	17,195
11	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	40,113
12	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,062
13	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,207
14	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	29,868
15	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,294
16	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	149,826
17	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	86,654
18	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	15,093
19	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	52,993
20	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,334
21	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	35,020
22	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,526
23	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	58,333
24	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	24,976
25	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,281
26	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,104

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
27	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	$96,500	$79,520
28	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
29	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	76,696
30	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
31	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	38,843
32	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
33	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,736
34	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
35	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
36	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
37	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	18,812
38	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
39	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,975
40	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,955
41	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,203
42	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,601
43	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	106,850
44	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	70,723
45	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
46	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	36,801
47	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	29,744
48	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	24,484
49	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
50	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
51	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
52	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
53	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
54	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,566
55	NPRC Apex Holdings LLC	Cincinnati, OH	1/19/2024	34,225	27,712
56	NPRC Parkton Holdings LLC	Cincinnati, OH	1/19/2024	45,775	37,090
				$2,467,316	$2,124,837
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
For the three months ended September 30, 2025 and September 30, 2024, NPRC was deemed to be a significant subsidiary due to income. The following table shows summarized income statement information for NPRC for the periods included in this quarterly report:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended September 30,
Summary Statement of Operations	2025	2024
Total income	$140,894	$110,730
Operating expenses	(55,098)	(58,126)
Operating income	85,796	52,604
Interest expense	(43,785)	(62,429)
Depreciation and amortization	(26,547)	(30,061)
Fair value adjustment	(2,642)	(4,676)
Net Income (loss)	$12,822	$(44,562)

During the three months ended September 30, 2025 and September 30, 2024, First Tower Finance Company LLC (“First Tower Finance”) was deemed a significant subsidiary due to income. The following table shows First Tower Finance summarized income statement information for the periods included within this quarterly report:

	Three Months Ended September 30,
Summary Statement of Operations	2025	2024
Total income	$88,288	$77,698
Gross profit	$26,018	$18,911
Net Profit (loss)	$3,056	$(2,696)

During the three months ended September 30, 2025 and September 30, 2024, InterDent, Inc. (“InterDent”) was deemed a significant subsidiary due to income. The following table shows InterDent summarized income statement information for the periods included within this quarterly report:

	Three Months Ended September 30,
Summary Statement of Operations	2025	2024
Total income	$82,366	$78,397
Gross profit	12,717	11,618
Net (loss)	$(11,643)	$(12,710)

Note 4. Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, PCF, a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective June 28, 2024, we completed an extension and upsizing of the revolving credit facility (the “Revolving Credit Facility”). The lenders have extended commitments of $2,121,500 as of September 30, 2025. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $2,250,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extended the maturity date to June 28, 2029 and the revolving period through June 28, 2028, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements, among other items. The Revolving Credit Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. As of September 30, 2025, we were in compliance with the applicable covenants of the Revolving Credit Facility.
The interest rate on borrowings under the Revolving Credit Facility is one-month SOFR plus 205 basis points. Additionally, the lenders charge a fee on the unused portion of the revolving credit facility amount equal to either 40 basis points if more than 60% of the revolving credit facility amount is drawn, 70 basis points if more than 35% and an amount less than or equal to 60% of the revolving credit facility amount is drawn, or 150 basis points if an amount less than or equal to 35% of the revolving credit facility amount is drawn. The Revolving Credit Facility requires us to pledge assets as collateral in order to borrow under the Revolving Credit Facility. As of September 30, 2025, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility, had an aggregate fair value of $2,454,954, which represents 37.2% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $2,121,500. The release of any assets from PCF requires the approval of the facility agent.
For the three months ended September 30, 2025 and September 30, 2024, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Three Months Ended September 30,
	2025	2024
Average stated interest rate	6.36%	7.35%
Average outstanding balance	$925,397	$847,580
As of September 30, 2025 and June 30, 2025, we had $678,827 and $570,532, respectively, available to us for borrowing under the Revolving Credit Facility, net of $683,579 and $856,322 outstanding borrowings as of the respective balance sheet dates.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $38,278 of fees, all of which are being amortized over the term of the facility. As of September 30, 2025 and June 30, 2025, $17,654 and $18,842, respectively, of the fees remain to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended September 30, 2025 and September 30, 2024, we recorded $18,411 and $19,378, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
During the three months ended September 30, 2024, we recorded $2,729 of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
On March 3, 2025, we repaid the remaining outstanding principal amount of $156,168 of the 2025 Notes, plus interest, at maturity.
Following the maturity of the 2025 Notes during the year ended June 30, 2025, none of the 2025 Notes remained outstanding and as of September 30, 2025 and June 30, 2025, none of the original issue discount and none of the debt issuance costs remain to be amortized.

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
3.364% 2026 Notes
On May 27, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on November 15, 2026 (the “3.364% 2026 Notes”). The 3.364% 2026 Notes bear interest at a rate of 3.364% per year, payable semi-annually on November 15, and May 15 of each year, beginning on November 15, 2021. Total proceeds from the issuance of the 3.364% 2026 Notes, net of underwriting discounts and offering costs, were $293,283. As of September 30, 2025 and June 30, 2025, the outstanding aggregate principal amount of the 3.364% 2026 Notes were $300,000 and $300,000, respectively.
3.437% 2028 Notes
On September 30, 2021, we issued $300,000 aggregate principal amount of unsecured notes that mature on October 15, 2028 (the “3.437% 2028 Notes”). The 3.437% 2028 Notes bear interest at a rate of 3.437% per year, payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2022. Total proceeds from the issuance of the 3.437% 2028 Notes, net of underwriting discounts and offering costs, were $291,798. As of September 30, 2025 and June 30, 2025, the outstanding aggregate principal amount of the 3.437% 2028 Notes were $300,000 and $300,000, respectively.
The 2026 Notes, the 3.364% 2026 Notes, and the 3.437% 2028 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $8,919 and debt issuance costs of $7,565, which are being amortized over the term of the notes. As of September 30, 2025 and June 30, 2025, $3,205 and $3,566 of the original issue discount and $2,667 and $2,990, respectively, of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended September 30, 2025 and September 30, 2024, we recorded $5,784 and $9,981, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 7. Prospect Capital InterNotes®
On February 13, 2020, we entered into a selling agent agreement with InspereX LLC (formerly known as “Incapital LLC”) (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with previously authorized selling agent agreements, the “InterNotes® Offerings”). On February 8, 2023, our Board of Directors reauthorized $1,000,000 of Prospect Capital InterNotes® for sale under the Selling Agent Agreement. Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of September 30, 2025, $651,836 aggregate principal amount of Prospect Capital InterNotes® were outstanding.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the three months ended September 30, 2025, we issued $7,868 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $7,752. These notes were issued with stated interest rates ranging from 6.25% to 8.00% with a weighted average interest rate of 7.42%. These notes will mature between July 15, 2028 and October 15, 2032. The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2025:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$4,213	6.25% – 7.50%	7.18%	July 15, 2028 – October 15, 2028
5	1,076	6.50% – 7.75%	7.61%	July 15, 2030 – October 15, 2030
7	2,579	6.75% – 8.00%	7.72%	July 15, 2032 – October 15, 2032
	$7,868
During the three months ended September 30, 2024, we issued $101,734 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $100,266. These notes were issued with stated interest rates ranging from 6.50% to 7.50% with a weighted average interest rate of 7.14%. These notes will mature between July 15, 2027 and October 15, 2034.

The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2024:

Tenor at Origination (in years)	Principal Amount	Interest Rate	Weighted Average Interest Rate	Maturity Date Range
3	$39,149	6.50% - 7.13%	6.93%	July 15, 2027 – October 15, 2027
5	31,662	6.75% - 7.38%	7.16%	July 15, 2029 – October 15, 2029
10	30,923	7.00% - 7.50%	7.39%	July 15, 2034 – October 15, 2034
	$101,734
During the three months ended September 30, 2025, we repaid $3,264 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option of the InterNotes®. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2025 was $77.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The following table summarizes the Prospect Capital InterNotes® outstanding as of September 30, 2025:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$127,580	5.00% – 7.50%	7.23%	October 15, 2025 – October 15, 2028
5	193,025	2.25% – 7.75%	5.57%	January 15, 2026 – October 15, 2030
6	18,287	3.00% – 6.25%	3.91%	June 15, 2027 – November 15, 2029
7	37,499	2.75% – 8.00%	4.68%	January 15, 2028 – October 15, 2032
8	3,190	3.40% – 3.50%	3.73%	June 15, 2029 – July 15, 2029
10	162,714	3.15% – 8.00%	6.12%	August 15, 2029 – December 15, 2034
12	13,198	3.70% – 4.00%	4.19%	June 15, 2033 – July 15, 2033
15	13,169	3.50% – 4.50%	4.08%	July 15, 2036 – February 15, 2037
18	2,862	4.50% – 5.50%	5.21%	January 15, 2031 – April 15, 2031
20	3,864	5.75% – 7.50%	6.43%	November 15, 2032 – November 15, 2043
25	7,287	6.25% – 6.50%	6.58%	November 15, 2038 – May 15, 2039
30	69,161	4.00% – 6.63%	5.59%	November 15, 2042 – March 15, 2052
Principal Outstanding	$651,836
Unamortized Debt Issuance	(8,352)
Carrying Amount	$643,484

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
The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2025:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$123,367	5.00% - 7.50%	6.75%	October 15, 2025 – July 15, 2028
5	192,095	2.25% - 7.75%	5.26%	January 15, 2026 – July 15, 2030
6	18,312	3.00% - 6.25%	3.56%	June 15, 2027 – November 15, 2029
7	35,069	2.75% - 8.00%	4.14%	January 15, 2028 – July 15, 2032
8	3,190	3.40% - 3.50%	3.45%	June 15, 2029 – July 15, 2029
10	163,288	3.15% - 8.00%	5.86%	August 15, 2029 – December 15, 2034
12	13,404	3.70% - 4.00%	3.95%	June 15, 2033 – July 15, 2033
15	13,631	3.50% - 4.50%	3.84%	July 15, 2036 – February 15, 2037
18	2,949	4.50% - 5.50%	4.82%	January 15, 2031 – April 15, 2031
20	3,864	5.75% - 7.50%	6.23%	November 15, 2032 – November 15, 2043
25	7,287	6.25% - 6.50%	6.37%	November 15, 2038 – May 15, 2039
30	70,776	4.00% - 6.63%	5.38%	November 15, 2042 – March 15, 2052
Principal Outstanding	$647,232
Unamortized debt issuance	(8,687)
Carrying Amount	$638,545
During the three months ended September 30, 2025 and September 30, 2024, we recorded $9,492 and $7,672, respectively, of interest costs and amortization of financings costs on the Prospect Capital InterNotes® as interest expense.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 8. Fair Value and Maturity of Debt Outstanding
As of September 30, 2025, our asset coverage ratio stood at 339.0% based on the outstanding principal amount of our senior securities representing indebtedness of $1,935,415 and our asset coverage ratio on our senior securities that are stock was 177.3%. As of June 30, 2025, our asset coverage ratio stood at 319.4% based on the outstanding principal amount of our senior securities representing indebtedness of $2,103,554 and our asset coverage ratio on our senior securities that are stock was 173.3%. See Note 9. Equity Offerings, Offering Expenses and Distributions for additional discussion on our senior securities that are stock.
Information about our senior securities is shown in the following table as of the end of each of the last ten fiscal years and as of September 30, 2025:

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Credit Facility
Fiscal 2025 (as of September 30, 2025)	$683,579	$9,599	—	—
Fiscal 2024 (as of June 30, 2025)	856,322	7,846	—	—
Fiscal 2024 (as of June 30, 2024)	794,796	9,746	—	—
Fiscal 2023 (as of June 30, 2023)	1,014,703	7,639	—	—
Fiscal 2022 (as of June 30, 2022)	839,464	9,015	—	—
Fiscal 2021 (as of June 30, 2021)	356,937	17,408	—	—
Fiscal 2020 (as of June 30, 2020)	237,536	22,000	—	—
Fiscal 2019 (as of June 30, 2019)	167,000	34,298	—	—
Fiscal 2018 (as of June 30, 2018)	37,000	155,503	—	—
Fiscal 2017 (as of June 30, 2017)	—	—	—	—
Fiscal 2016 (as of June 30, 2016)	—	—	—	—

2016 Notes(4)
Fiscal 2016 (as of June 30, 2016)	$167,500	$2,269	—	—

2017 Notes(5)
Fiscal 2017 (as of June 30, 2017)	$50,734	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	129,500	2,269	—	—

2018 Notes(6)
Fiscal 2017 (as of June 30, 2017)	$85,419	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—

2019 Notes(7)
Fiscal 2018 (as of June 30, 2018)	$101,647	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	200,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—

5.00% 2019 Notes(8)
Fiscal 2018 (as of June 30, 2018)	$153,536	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	300,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	300,000	2,269	—	—

2020 Notes(11)
Fiscal 2019 (as of June 30, 2019)	$224,114	$2,365	—	—
Fiscal 2018 (as of June 30, 2018)	392,000	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	392,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	392,000	2,269	—	—

2022 Notes(15)

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Fiscal 2022 (as of June 30, 2022)	$60,501	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	111,055	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	258,240	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	328,500	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	328,500	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	225,000	2,251	—	—

2023 Notes(9)(16)
Fiscal 2022 (as of June 30, 2022)	$284,219	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	284,219	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	319,145	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	318,863	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	318,675	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	248,507	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	248,293	2,269	—	—

2024 Notes(12)
Fiscal 2020 (as of June 30, 2020)	$233,788	$2,408	—	$959
Fiscal 2019 (as of June 30, 2019)	234,443	2,365	—	1,002
Fiscal 2018 (as of June 30, 2018)	199,281	2,452	—	1,029
Fiscal 2017 (as of June 30, 2017)	199,281	2,251	—	1,027
Fiscal 2016 (as of June 30, 2016)	161,364	2,269	—	951

6.375% 2024 Notes(9)(17)
Fiscal 2023 (as of June 30, 2023)	$81,240	$2,970	—	—
Fiscal 2022 (as of June 30, 2022)	81,240	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	81,389	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	99,780	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	99,726	2,365	—	—

2025 Notes(18)
Fiscal 2024 (as of June 30, 2024)	$156,168	$3,155	—	—
Fiscal 2023 (as of June 30, 2023)	156,168	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	156,168	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	156,168	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	201,250	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	201,250	2,365	—	—

2026 Notes(19)
Fiscal 2024 (as of June 30, 2024)	$400,000	$3,155	—	—
Fiscal 2023 (as of June 30, 2023)	400,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	400,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	400,000	2,740	—	—

3.364% 2026 Notes
Fiscal 2025 (as of September 30, 2025)	$300,000	$3,390	—	—
Fiscal 2025 (as of June 30, 2025)	300,000	3,194	—	—
Fiscal 2024 (as of June 30, 2024)	300,000	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	300,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	300,000	2,740	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
3.437% 2028 Notes
Fiscal 2025 (as of September 30, 2025)	$300,000	$3,390	—	—
Fiscal 2025 (as of June 30, 2025)	300,000	3,194	—	—
Fiscal 2024 (as of June 30, 2024)	300,000	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	300,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—

2028 Notes(13)
Fiscal 2020 (as of June 30, 2020)	$70,761	$2,408	—	$950
Fiscal 2019 (as of June 30, 2019)	70,761	2,365	—	984
Fiscal 2018 (as of June 30, 2018)	55,000	2,452	—	1,004

2029 Notes(14)
Fiscal 2021 (as of June 30, 2021)	$69,170	$2,740	—	$1,028
Fiscal 2020 (as of June 30, 2020)	69,170	2,408	—	970
Fiscal 2019 (as of June 30, 2019)	69,170	2,365	—	983

Prospect Capital InterNotes®
Fiscal 2025 (as of September 30, 2025)	$651,836	$3,390	—	—
Fiscal 2025 (as of June 30, 2025)	647,232	3,194	—	—
Fiscal 2024 (as of June 30, 2024)	504,028	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	358,105	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	347,564	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	508,711	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	680,229	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	707,699	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	760,924	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	980,494	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	908,808	2,269	—	—

Floating Rate Preferred Stock
Fiscal 2025 (as of September 30, 2025)	$228,601	$44	$25	$—
Fiscal 2025 (as of June 30, 2025)	229,771	43	25	—
Fiscal 2024 (as of June 30, 2024)	129,198	46	25	—

7.50% Preferred Stock
Fiscal 2025 (as of September 30, 2025)	$69,683	$44	$25	$—
Fiscal 2025 (as of June 30, 2025)	51,575	43	25	—

6.50% Preferred Stock
Fiscal 2025 (as of September 30, 2025)	$650,287	$44	$25	$—
Fiscal 2025 (as of June 30, 2025)	659,069	43	25	—
Fiscal 2024 (as of June 30, 2024)	704,044	46	25	—
Fiscal 2023 (as of June 30, 2023)	533,216	47	25	—

5.50% Preferred Stock
Fiscal 2025 (as of September 30, 2025)	$686,394	$44	$25	—
Fiscal 2025 (as of June 30, 2025)	701,205	43	25	—
Fiscal 2024 (as of June 30, 2024)	772,133	46	25	—
Fiscal 2023 (as of June 30, 2023)	870,268	47	25	—
Fiscal 2022 (as of June 30, 2022)	590,197	54	25	—
Fiscal 2021 (as of June 30, 2021)	137,040	65	25	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)

5.35% Preferred Stock
Fiscal 2025 (as of September 30, 2025)	$131,279	$44	$25	$16.46
Fiscal 2025 (as of June 30, 2025)	131,279	43	25	17.12
Fiscal 2024 (as of June 30, 2024)	131,279	46	25	17.25
Fiscal 2023 (as of June 30, 2023)	149,066	47	25	15.98
Fiscal 2022 (as of June 30, 2022)	150,000	54	25	21.08

All Senior Securities(9)(10)
Fiscal 2025 (as of September 30, 2025)	$3,701,659	$1,773	—	—
Fiscal 2025 (as of June 30, 2025)	3,876,453	1,733	—	—
Fiscal 2024 (as of June 30, 2024)	4,191,646	1,848	—	—
Fiscal 2023 (as of June 30, 2023)	4,162,766	1,862	—	—
Fiscal 2022 (as of June 30, 2022)	3,509,353	2,156	—	—
Fiscal 2021 (as of June 30, 2021)	2,404,689	2,584	—	—
Fiscal 2020 (as of June 30, 2020)	2,169,899	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	2,421,526	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	2,346,563	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	2,681,435	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	2,707,465	2,269	—	—

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
(4)We repaid the outstanding principal amount of the 2016 Notes on August 15, 2016.
(5)We repaid the outstanding principal amount of the 2017 Notes on October 15, 2017.
(6)We repaid the outstanding principal amount of the 2018 Notes on March 15, 2018.
(7)We repaid the outstanding principal amount of the 2019 Notes on January 15, 2019.
(8)We redeemed the 5.00% 2019 Notes on September 26, 2018.
(9)For the fiscal years ended June 30, 2020 or prior, the 2023 Notes and 6.375% 2024 Notes are presented net of unamortized discount.
(10)While we do not consider commitments to fund under revolving arrangements to be Senior Securities, if we were to elect to treat such unfunded commitments, which were $35,935 as of September 30, 2025 as Senior Securities for purposes of Section 18 of the 1940 Act, our asset coverage per unit would be $1,756.
(11)We repaid the outstanding principal amount of the 2020 Notes on April 15, 2020.
(12)We redeemed the 2024 Notes on February 16, 2021.
(13)We redeemed the 2028 Notes on June 15, 2021.
(14)We redeemed the 2029 Notes on December 30, 2021.
(15)We redeemed the 2022 Notes on July 15, 2022.
(16)We redeemed the 2023 Notes on March 15, 2023.
(17)We redeemed the 6.375% 2024 Notes on January 16, 2024..
(18)We repaid the outstanding principal amount of the 2025 Notes on March 3, 2025.
(19)We redeemed the 2026 Notes on June 18, 2025.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The following table shows our outstanding debt as of September 30, 2025:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value		Effective Interest Rate
Revolving Credit Facility		$683,579	$17,654	$683,579	(1)	$683,579	(2)	1M SOFR +	2.05%	(5)

3.364%	2026 Notes	300,000	1,659	298,341		290,181	(3)	3.87%		(6)
3.437%	2028 Notes	300,000	4,213	295,787		269,877	(3)	3.93%		(6)
Public Notes		600,000		594,128		560,058

Prospect Capital InterNotes®		651,836	8,352	643,484		622,384	(4)	5.88%		(7)
Total		$1,935,415		$1,921,191		$1,866,021
(1)Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Note 2 for accounting policy details.
(2)The fair value of the Revolving Credit Facility is equal to its carrying value because the revolver is a floating rate facility that reprices to a market rate frequently. The fair value is categorized as Level 2 under ASC 820.
(3)We use available market quotes to estimate the fair value of the Public Notes. The fair value of these debt obligations are categorized as Level 1 under ASC 820.
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
(3)We use available market quotes to estimate the fair value of the Public Notes. The fair value of these debt obligations are categorized as Level 1 under ASC 820.

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
(7)For the Prospect Capital InterNotes®, the rate presented is the weighted average effective interest rate. Interest expense and deferred debt issuance costs, which are amortized on a straight-line method over the stated life of the obligation which approximates level yield, are weighted against the outstanding principal balance.
The following table shows the contractual maturities by fiscal year of our Revolving Credit Facility, Public Notes and Prospect Capital InterNotes® as of September 30, 2025:

	Payments Due by Fiscal Year ending June 30,
	Total	Remainder of 2026	2027	2028	2029	2030	After 5 Years
Revolving Credit Facility	$683,579	$—	$—	$—	$683,579	$—	$—
Public Notes	600,000	—	300,000	—	300,000	—	—
Prospect Capital InterNotes®	651,836	38,147	127,687	74,888	77,337	70,468	263,309
Total Contractual Obligations	$1,935,415	$38,147	$427,687	$74,888	$1,060,916	$70,468	$263,309
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
During the three months ended September 30, 2025 and September 30, 2024, we did not repurchase shares of Series A Preferred Stock.
During the three months ended September 30, 2025, we exchanged an aggregate of 0 Series M1 Preferred Stock. Additionally, during the three months ended September 30, 2025, we exchanged an aggregate of 12,182 Series M3 Preferred Stock for an aggregate of 0 and 12,182 newly-issued Series M4 Preferred Stock and newly-issued Series M5 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

For so long as the Series A Preferred Stock, the Floating Rate Preferred Stock, or 7.50% Preferred Stock are outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, if dividends on the Preferred Stock have accumulated and been unpaid for a period of two years, a possibility of redemption outside of the Company’s control exists and, in accordance with ASC 480, we have presented our 5.50% Preferred Stock, 6.50% Preferred Stock, and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of September 30, 2025 and June 30, 2025.
The Floating Rate Preferred Stock and 7.50% Preferred Stock are redeemable at the election of the holder at any time; therefore, is probable of redemption outside of the Company’s control. As a result, the Floating Rate Preferred Stock and 7.50% Preferred Stock are classified within temporary equity on our Consolidated Statement of Assets and Liabilities as of September 30, 2025 and are accreted to redemption value upon issuance. Accretion to redemption value is treated as an adjustment to net increase (decrease) in net assets resulting from operations applicable to common stockholders on our Consolidated Statement of Operations.
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
Our distributions to our 5.50% Preferred Stock holders, 6.50% Preferred Stock holders, 7.50% Preferred Stock holders, Floating Rate Preferred Stock holders and 5.35% Series A Preferred Stock holders for the three months ended September 30, 2025 and September 30, 2024, are summarized in the following table:

Declaration Date	Record Date	Payment Date	Amount ($ per share), before pro ration for partial periods	Amount Distributed
5.50% Preferred Stockholders
5/8/2025	7/23/2025	8/1/2025	$0.114583	$3,196
5/8/2025	8/20/2025	9/2/2025	0.114583	3,175
8/26/2025	9/18/2025	10/1/2025	0.114583	3,148
Distributions for the three months ended September 30, 2025				$9,519

5/8/2024	7/17/2024	8/1/2024	$0.114583	$3,516
5/8/2024	8/15/2024	9/3/2024	0.114583	3,491
8/28/2024	9/18/2024	10/1/2024	0.114583	3,430
Distributions for the three months ended September 30, 2024				$10,437

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Declaration Date	Record Date	Payment Date	Amount ($ per share), before pro ration for partial periods	Amount Distributed
6.50% Preferred Stockholders
5/8/2025	7/23/2025	8/1/2025	$0.135417	$3,567
5/8/2025	8/20/2025	9/2/2025	0.135417	3,543
8/26/2025	9/18/2025	10/1/2025	0.135417	3,524
Distributions for the three months ended September 30, 2025				$10,634

5/8/2024	7/17/2024	8/1/2024	0.135417	$3,803
5/8/2024	8/15/2024	9/3/2024	0.135417	3,785
8/28/2024	9/18/2024	10/1/2024	0.135417	3,749
Distributions for the three months ended September 30, 2024				$11,337

Floating Rate Preferred Stockholders
5/8/2025	7/23/2025	8/1/2025	$0.135417	$1,244
5/8/2025	8/20/2025	9/2/2025	0.135417	1,244
8/26/2025	9/18/2025	10/1/2025	0.135417	1,235
Distributions for the three months ended September 30, 2025				$3,723

5/8/2024	7/17/2024	8/1/2024	$0.152550	$876
5/8/2024	8/15/2024	9/3/2024	0.152550	1,052
8/28/2024	9/18/2024	10/1/2024	0.151584	1,111
Distributions for the three months ended September 30, 2024				$3,039

5.35% Preferred Stockholders
5/8/2025	7/23/2025	8/1/2025	$0.334375	$1,756

Distributions for the three months ended September 30, 2025				$1,756

5/8/2024	7/17/2024	8/1/2024	$0.334375	$1,756
Distributions for the three months ended September 30, 2024				$1,756

7.50% Preferred Stockholders
5/8/2025	7/23/2025	8/1/2025	$0.156250	$331
5/8/2025	8/20/2025	9/2/2025	0.156250	384
8/26/2025	9/18/2025	10/1/2025	0.156250	419
Distributions for the three months ended September 30, 2025				$1,134

The above table includes dividends paid during the three months ended September 30, 2025. It does not include distributions previously declared to the 5.50% Preferred Stock holders, 6.50% Preferred Stock holders, 7.50% Preferred Stock holders, Floating Rate Preferred Stock holders and 5.35% Series A Preferred Stock holders of record for any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and paid subsequent to September 30, 2025:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on October 22, 2025 with a payment date of November 3, 2025.
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on November 19, 2025 with a payment date of December 1, 2025.
•$0.135417 per share (before pro ration for partial period holders of record) for 6.50% Preferred Stock holders of record on October 22, 2025 with a payment date of November 3, 2025.
•$0.135417 per share (before pro ration for partial period holders of record) for 6.50% Preferred Stock holders of record on November 19, 2025 with a payment date of December 1, 2025.
•$0.135417 per share (before pro ration for partial period holders of record) for Floating Rate Preferred Stock holders of record on October 22, 2025 with a payment date of November 3, 2025.
•$0.135417 per share (before pro ration for partial period holders of record) for Floating Rate Preferred Stock holders of record on November 19, 2025 with a payment date of December 1, 2025.
•$0.334375 per share (before pro ration for partial period holders of record) for 5.35% Series A Preferred Stock holders of record on October 22, 2025 with a payment date of November 3, 2025.
•$0.156250 per share (before pro ration for partial period holders of record) for 7.50% Preferred Stock holders of record on October 22, 2025 with a payment date of November 3, 2025.
•$0.156250 per share (before pro ration for partial period holders of record) for 7.50% Preferred Stock holders of record on November 19, 2025 with a payment date of December 1, 2025.
As of September 30, 2025, we have accrued approximately $3 and $1,171 in dividends that have not yet been paid for our 7.50% Preferred Stock holders and 5.35% Series A Preferred Stock holders, respectively.
The following table shows our outstanding Preferred Stock as of September 30, 2025:

Series	Maximum Offering Size (Shares)		Maximum Aggregate Liquidation Preference of Offering		Inception to Date Preferred Shares Issued via Offering	Inception to Date Liquidation Preference Issued via Offering		Preferred Stock Outstanding		Liquidation Preference Outstanding
Series A1	90,000,000	(1)	$2,250,000	(1)	31,448,021	$786,201		26,230,257	(4)	$655,756
Series M1	90,000,000	(1)	2,250,000	(1)	4,110,318	102,758		1,062,493	(4)	26,562
Series M2	90,000,000	(1)	2,250,000	(1)	—	—		—		—
Series A3	90,000,000	(1)	2,250,000	(1)	25,020,192	625,505		23,857,330	(4)	596,433
Series M3	90,000,000	(1)	2,250,000	(1)	3,490,259	87,256		2,154,155	(4)	53,854
Series A4	90,000,000	(1)	2,250,000	(1)	7,025,668	175,642		6,955,229	(5)	173,881
Series M4	90,000,000	(1)	2,250,000	(1)	938,860	23,472		2,188,817	(5)	54,720
Series A5	90,000,000	(1)	2,250,000	(1)	2,223,197	55,580		2,225,541		55,639
Series M5	90,000,000	(1)	2,250,000	(1)	479,214	11,980		561,783		14,045
Series AA1	10,000,000	(2)	250,000	(2)	—	—		—		—
Series MM1	10,000,000	(2)	250,000	(2)	—	—		—		—
Series AA2	10,000,000	(2)	250,000	(2)	—	—		—		—
Series MM2	10,000,000	(2)	250,000	(2)	—	—		—		—
Series A2	187,000		4,675		187,000	4,675		163,000	(4)	4,075
Series A	6,000,000		150,000		6,000,000	150,000		5,251,157	(6)	131,279
Total	106,187,000	(3)	$2,654,675	(3)	80,922,729	$2,023,068	(7)	70,649,762		$1,766,244

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
(3) The authorized maximum offering size of Preferred Stock as of September 30, 2025 is 106,187,000 shares, par value $0.001 per share, with an aggregate liquidation preference of $2,654,675, a liquidation preference of $25.00 per share. The totals referenced in the above table are in light of the combined maximum offering amounts for the various series of shares identified in footnote 1 and footnote 2 and the table columns are not intended to foot.
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
(1) The maximum offering of 90,000,000 shares and $2,250,000 aggregate liquidation preference is for any combinations of Series A1, Series M1, Series M2, Series A3, Series M3, Series A4, Series M4, Series A5, and Series M5 shares.
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
(7) Does not foot due to rounding.
Preferred Stock issued prior to the issuance of our 5.35% Series A Preferred Stock has a carrying value equal to liquidation value per share on our Consolidated Statements of Assets and Liabilities. Subsequent issuances of our Preferred Stock classified as temporary equity are recorded net of issuance costs, with the Floating Rate Preferred Stock and 7.50% Preferred Stock immediately accreted to redemption value as discussed above. The carrying value of all Preferred Stock is inclusive of cumulative accrued and unpaid dividends as of September 30, 2025 and June 30, 2025.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Series A1, Series A2, Series M1, Series A3, and Series M3 shares outstanding are net of dividend reinvestments paid and conversions to common stock in accordance with their liquidation features. Series A4, Series M4, Series A5, and Series M5 shares outstanding are net of dividend reinvestments paid and redemptions in accordance with their liquidation features. Series A shares outstanding are net of shares repurchased via the authorized repurchase of Series A Preferred Stock. Series M shares outstanding are net of shares exchanged for shares of alternative Series M stock. The following tables show such activity during the three months ended September 30, 2025:

Series	June 30, 2025 Shares Outstanding	Shares Issued		Shares issued through Preferred Stock DRIP	Exchanges	Redemptions/Repurchases(1)	September 30, 2025 Shares Outstanding
Series A1	26,763,091	—		15,691	—	(548,527)	26,230,257	(2)
Series M1	1,122,110	—		123	—	(59,740)	1,062,493
Series A3	24,081,697	—		18,765	—	(243,132)	23,857,330
Series M3	2,281,053	—		604	(12,182)	(115,320)	2,154,155
Series A4	6,981,297	—		4,044	—	(30,112)	6,955,229
Series M4	2,209,528	—		979	—	(21,690)	2,188,817	(2)
Series A5	1,647,217	577,233		1,371	—	(280)	2,225,541
Series M5	415,787	133,736		79	12,182	—	561,783	(2)
Series A2	163,000	—		—	—	—	163,000
Series A	5,251,157	—		—	—	—	5,251,157
Total	70,915,937	710,969	(3)	41,656	—	(1,018,801)	70,649,762	(2)
(1)During the three months ended September 30, 2025, 966,719 shares of the 5.50% Preferred Stock and 6.50% Preferred Stock, were converted to common shares via Holder Optional Redemptions and Optional Redemptions Upon Death of Holder and 52,082 shares of the Floating Rate Preferred Stock 7.50% Preferred Stock were redeemed for cash via Holder Optional Redemptions.
(2)Does not foot or crossfoot due to fractional share rounding.
(3)During the three months ended September 30, 2025, we issued 710,969 shares of Preferred Stock for net proceeds of $16,237 with a liquidation value of 17,774.

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
(1)During the three months ended September 30, 2024, 1,502,554 shares of the 5.50% Preferred Stock and 6.50% Preferred Stock were converted to common shares via Holder Optional Redemptions and Optional Redemptions Upon Death of Holder and 1,840 shares of the Floating Rate Preferred Stock were redeemed for cash via Holder Optional Redemptions.
(2)Does not foot or crossfoot due to fractional share rounding.
(3) During the three months ended September 30, 2024, we issued 2,371,281 shares of Preferred Stock for net proceeds of $53,798 with a liquidation value of $59,282.
(4)During the three months ended September 30, 2024, an aggregate amount of 4.17 fractional shares were exchanged and paid to the exchanging holders with cash in lieu of the exchanged shares.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Common Stock
Our common stockholders’ equity accounts as of September 30, 2025 and June 30, 2025 reflect cumulative shares issued, net of shares previously repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemptions Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”), pursuant to which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify stockholders of our intention to purchase our common stock.
We did not repurchase any shares of our common stock under the Repurchase Program for the three months ended September 30, 2025 and September 30, 2024. As of September 30, 2025, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
Excluding common stock dividend reinvestments and shares issued in connection with the 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemption Upon Death of Holder, during the three months ended September 30, 2025 and September 30, 2024, we did not issue any shares of our common stock.
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
During the three months ended September 30, 2025 and September 30, 2024, we distributed approximately $62,393 and $77,358, respectively, to our common stockholders. The following table summarizes our distributions to common stockholders declared and payable for the three months ended September 30, 2025 and September 30, 2024:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/8/2025	7/29/2025	8/20/2025	$0.05	$20,623
5/8/2025	8/27/2025	9/18/2025	0.05	20,805
8/28/2025	9/26/2025	10/22/2025	0.05	20,965
Total declared and payable for the three months ended September 30, 2025				$62,393

5/8/2024	7/29/2024	8/21/2024	$0.06	$25,607
5/8/2024	8/28/2024	9/19/2024	0.06	25,739
8/28/2024	9/26/2024	10/22/2024	0.06	26,012
Total declared and payable for the three months ended September 30, 2024				$77,358
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during the three months ended September 30, 2025 and September 30, 2024. It does not include distributions previously declared to common stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to September 30, 2025:
•$0.045 per share for October 2025 holders of record on October 29, 2025 with a payment date of November 18, 2025.
During the three months ended September 30, 2025 and September 30, 2024, we issued 2,362,606 and 1,834,082 shares of our common stock, respectively, in connection with the common stock dividend reinvestment plan.
As of September 30, 2025, we have reserved 600,000,000 shares of common stock, which is comprised of 500,000,000 shares of common stock issuable upon conversion of the 5.50% Preferred Stock and the 6.50% Preferred Stock, and 100,000,000 shares of common stock issuable to Common Stock Holders pursuant to our dividend reinvestment and direct stock purchase plans.
Note 10. Other Income
Other income consists of structuring fees, amendment fees, overriding royalty interests, receipts related to net profit and revenue interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30,
	2025	2024
Structuring and amendment fees (see Note 3)	$1,299	$2,244
Royalty, net profit and revenue interests	167	6,839
Administrative agent fees	191	200
Total other income	$1,657	$9,283

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 11. Net Increase (Decrease) in Net Assets per Common Share
Basic earnings (loss) per share is calculated by dividing the net increase (decrease) in net assets resulting from operations, less preferred stock dividends plus net gain (loss) on repurchase and accretion to redemption value of redeemable preferred stock, by the weighted average number of common shares outstanding for that period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding using the if-converted method for the 5.50% Preferred Stock, the 6.50% Preferred Stock (see Note 9) and for the three months ended September 30, 2024, the 2025 Notes (see Note 5).
Diluted earnings per share excludes all dilutive potential common shares if their effect is anti-dilutive.
During the three months ended September 30, 2025, conversion of all our convertible instruments had a dilutive effect and their conversion is assumed.
During the three months ended September 30, 2024, conversion of our convertible instruments and of our Convertible Notes had an anti-dilutive effect and therefore, conversion is not assumed.
The following information sets forth the computation of basic and diluted earnings per common share during the three months ended September 30, 2025 and September 30, 2024:

	For the Three Months Ended September 30,
	2025	2024
Net increase (decrease) in net assets resulting from operations - basic	$48,087	$(165,069)
Adjustment for dividends on Convertible Preferred Stock	20,134	—
Adjustment for interest on Convertible Notes	—	—
Adjustment for Incentive Fee on Convertible Instruments	(461)	—
Net increase (decrease) in net assets resulting from operations - diluted	$67,760	$(165,069)

Weighted average common shares outstanding - basic	461,356,032	428,873,206
Weighted average common shares from assumed conversion of Convertible Preferred Stock	415,300,986	—
Weighted average common shares from assumed conversion of Convertible Notes	—	—
Weighted average shares of common stock outstanding - diluted	876,657,018	428,873,206

Earnings (loss) per share - basic	$0.10	$(0.38)
Earnings (loss) per share - diluted	$0.08	$(0.38)

Note 12. Income Taxes
While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is August 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified.
The determination of tax character of distributions was not determinable at the end of the fiscal year end. Final determination of tax character of distributions will not be final until we file our return for the tax year. For income tax purposes, dividends paid and distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to common stockholders during the tax years ended August 31, 2025, 2024, and 2023 were as follows:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Tax Year Ended August 31,
	2025	2024	2023
Ordinary income	$198,512	$227,508	$243,085
Capital gain	—	—	—
Return of capital	60,563	71,414	44,838
Total distributions paid to common stockholders	$259,075	$298,922	$287,923

The tax character of dividends paid to preferred stockholders during the tax years ended August 31, 2025, 2024, and 2023 were as follows:

	Tax Year Ended August 31,
	2025	2024	2023
Ordinary income	$106,977	$99,253	$74,975
Capital gain	—	—	—
Return of capital	—	—	—
Total distributions paid to preferred stockholders	$106,977	$99,253	$74,975
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
As of August 28, 2024 when our prior Form 10-K was filed for the year ended June 30, 2024, we estimated our distributions for the fiscal year then ended to be $389,263 of distributions of ordinary income and $6,459 to be return of capital. Subsequent to our filing date, we obtained more information from our underlying investments as to the character of the distributions for the tax year ended August 31, 2024, which resulted in changes to distributions previously disclosed in our Form 10-K filing. As a result of the change, our total distributable loss on our Consolidated Statements of Assets and Liabilities for the year ended June 30, 2024 changed from $497,299 to $436,279, with $61,020 being reclassified to return of capital from ordinary income. The remaining reclassification of tax distributions classified as return of capital for the tax year ended August 31, 2024 has been adjusted in the fiscal year ended June 30, 2025. This adjustment results in an increase to distributable earnings of $10,394 for the three months ended September 30, 2024 compared to amounts previously disclosed in our Form 10-Q filed on November 8, 2024 for the quarterly period then ended.

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following reconciles the net increase in net assets resulting from operations to taxable income for the tax years ended August 31, 2025, 2024, and 2023:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Tax Year Ended August 31,
	2025		2024	2023
Net increase (decrease) in net assets resulting from operations	$(490,501)		$234,119	$(88,043)
Net realized losses on investments	539,089		434,238	40,795
Net unrealized (gains) losses on investments	289,399		(259,971)	480,916
Other temporary book-to-tax differences(1)	(32,677)		(81,794)	(148,147)
Permanent differences	97		62	27
Taxable income before deductions for distributions	$305,407	(1)	$326,654	$285,548

(1) Temporary book-to-tax differences include timing recognition of CLO income, flow-through investment income/loss, and dividend income from portfolio companies
As of our most recent tax year ended August 31, 2025, we had no undistributed ordinary income in excess of cumulative distributions and no capital gain in excess of cumulative distributions.
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. As of our most recent tax year ended August 31, 2025, we had a capital loss carryforward of $709,017 available for use in later tax years.
As of September 30, 2025, the cost basis of investments for tax purposes was $6,557,706 resulting in an estimated net unrealized loss of $44,250. As of June 30, 2025, the cost basis of investments for tax purposes was $6,800,692 resulting in an estimated net unrealized loss of $127,176. As of September 30, 2025, the gross unrealized gains and losses were $1,384,098 and $1,428,348, respectively. As of June 30, 2025, the gross unrealized gains and losses were $1,308,011 and $1,435,187, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of September 30, 2025 and June 30, 2025 was calculated based on the book cost of investments as of September 30, 2025 and June 30, 2025, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2025 and 2024, respectively.
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal excise taxes, among other items. During the tax year ended August 31, 2025, we increased total distributable earnings by $97, decreased accumulated realized losses by $13,172, and decreased capital in excess of par value by $13,269. During the tax year ended August 31, 2024, we increased total distributable earnings by $63 and decreased accumulated realized losses by $21,530, and decreased capital in excess of par value by $21,593. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended August 31, 2025, once finalized, will be recorded in the fiscal year ending June 30, 2026 and the reclassifications for the taxable year ended August 31, 2024 were recorded in the fiscal year ended June 30, 2025.
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
The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from us, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our total assets. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

any share issuances or repurchases during the current calendar quarter. The total gross base management fee incurred to the favor of the Investment Adviser was $33,617 and $38,606, during the three months ended September 30, 2025 and September 30, 2024, respectively.
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
The total income incentive fee incurred was $1,234 and $15,680, during the three months ended September 30, 2025 and September 30, 2024, respectively. No capital gains incentive fee was incurred during the three months ended September 30, 2025 and September 30, 2024.

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
The allocation of net overhead expense from Prospect Administration was $5,524 and $5,708 for the three months ended September 30, 2025 and September 30, 2024, respectively. Prospect Administration received estimated payments of $472 and $186 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax, and other administrative services during the three months ended September 30, 2025 and September 30, 2024, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments during the three months ended September 30, 2025 and September 30, 2024, Prospect Administration’s charges for its administrative services during the respective periods would have increased by this amount.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

During the three months ended September 30, 2025 and September 30, 2024, we received payments of $2,810 and $1,838, respectively, from our portfolio companies for contractual managerial assistance and subsequently remitted these amounts to Prospect Administration.
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
We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the three months ended September 30, 2025 and September 30, 2024, we recognized expenses related to valuation services of $14 and $20, respectively. Additionally, we both incur and reimburse for expenses related to marketing, insurance, legal fees, offering costs and general and administrative expenses that are allocated between Prospect, Priority Income Fund, Inc. and Prospect Floating Rate & Alternative Income Fund Inc, Prospect Enhanced Yield Fund and Prospect Credit REIT, LLC. During the three months ended September 30, 2025 and September 30, 2024, the net amount reimbursed to us for these expenses was $87 and $104, respectively.

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
Effective May 22, 2025, Prospect established 100% ownership of Belnick Holdings of Delaware, LLC (“Belnick Delaware”), a Consolidated Holding Company. On May 23, 2025, Belnick Delaware acquired a 100% voting interest in Belnick’s Class P Preferred units, which equate to a 99.04% fully diluted interest in Belnick as of September 30, 2025. Belnick is a provider of high-volume, value-oriented furniture and furnishings to a broad range of residential and commercial end markets.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended
	September 30, 2025	September 30, 2024
Interest Income	$2,863	$—
Other Income
Structuring Fee	$13	$—
Total Other Income	$13	$—
Reimbursement of Legal, Tax, etc. (1)	$84	$—
(1) Paid from Belnick to Prospect Administration LLC (“PA”) as reimbursement for legal, tax, and portfolio level accounting services provided directly to Belnick (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended
	September 30, 2025	September 30, 2024
Interest Income Capitalized as PIK	2,863	—

	As of
	September 30, 2025	June 30, 2025
Interest Receivable (2)	$31	$31
Other Receivables (3)	(37)	(41)
(2) Interest income recognized but not yet paid.
(3) Represents amounts due to Belnick from Prospect for reimbursement of future expenses paid by Prospect on behalf of Belnick.

CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings of Delaware LLC (“CP Holdings”), a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy Services, Inc. (“CP Energy”), and the remaining equity is owned by CP Energy management. CP Energy owns directly or indirectly 100% of each of CP Well; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”) a portfolio company of Prospect with $53,857 and $51,477 in first lien term loans (the “Spartan Term Loans”) due to us as of September 30, 2025 and June 30, 2025, respectively. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loans.
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

	Three Months Ended
	September 30, 2025	September 30, 2024
Interest Income
Interest Income from CP Energy	$3,367	$3,164
Interest Income from Spartan	1,655	1,460
Total Interest Income	$5,022	$4,624

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended
	September 30, 2025	September 30, 2024
Additions
CP Energy	$400	$—
Spartan	1,400	—
Total Additions	$1,800	$—
Interest Income Capitalized as PIK
CP Energy	$867	$5,405
Spartan	979	2,144
Total Interest Income Capitalized as PIK	$1,846	$7,549

	As of
	September 30, 2025	June 30, 2025
Interest Receivable (1)	$55	55
Other Receivables (2)	790	778
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

	Three Months Ended
	September 30, 2025	September 30, 2024
Interest Income	$2,304	$2,121
Managerial Assistance (1)	175	175
(1) No income recognized by Prospect. Managerial Assistance (“MA”) payments were paid from Credit Central to Prospect and subsequently remitted to PA.

	Three Months Ended
	September 30, 2025	September 30, 2024
Additions	$2,315	$—
Interest Income Capitalized as PIK	—	1,361

	As of
	September 30, 2025	June 30, 2025
Interest Receivable (2)	$15	$26
Other Receivables (3)	14	11

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

	Three Months Ended
	September 30, 2025	September 30, 2024
Interest Income	$757	$852
Managerial Assistance (1)	63	63
Reimbursement of Legal, Tax, etc.(2)	13	—
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

	Three Months Ended
	September 30, 2025	September 30, 2024
Interest Income Capitalized as PIK	$—	$1,260
Repayment of loan receivable	30,800	150

	As of
	September 30, 2025	June 30, 2025
Interest Receivable (3)	$64	$1,387
Other Receivables (4)	41	24
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended
	September 30, 2025	September 30, 2024
Interest Income	$17,333	$16,461
Managerial Assistance (1)	600	600
Reimbursement of Legal, Tax, etc. (2)	6	—
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

	Three Months Ended
	September 30, 2025	September 30, 2024
Interest Income Capitalized as PIK	$31	$5,999
Repayment of Loan Receivable	—	437

	As of
	September 30, 2025	June 30, 2025
Interest Receivable (3)	$188	$189
Other Receivables (4)	97	96
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

	Three Months Ended
	September 30, 2025	September 30, 2024
Additions	$350	$975

	As of
	September 30, 2025	June 30, 2025
Other Receivables (1)	$2	$1

(1) Represents amounts due from Freedom Marine to Prospect for reimbursement of expenses paid by Prospect on behalf of Freedom Marine.

InterDent, Inc.
Prospect owns 100% of the equity of InterDent, Inc. (“InterDent”).

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended
	September 30, 2025	September 30, 2024
Interest Income	$10,455	$9,736
Managerial Assistance (1)	366	366
Reimbursement of Legal, Tax, etc.(2)	21	—
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

	Three Months Ended
	September 30, 2025	September 30, 2024
Additions	$3,000	$3,000
Interest Income Capitalized as PIK	4,272	3,772

	As of
	September 30, 2025	June 30, 2025
Interest Receivable (3)	$116	$116
Other Receivables (4)	57	55
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from InterDent to Prospect for reimbursement of expenses paid by Prospect on behalf of InterDent.

Kickapoo Ranch Pet Resort

Prospect owns 100% of the membership interest of Kickapoo Ranch Pet Resort (“Kickapoo”). Kickapoo is a luxury pet boarding facility.

	Three Months Ended
	September 30, 2025	September 30, 2024
Interest Income	$22	$49

	As of
	September 30, 2025	June 30, 2025
Other Receivables (1)	5	4
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

	Three Months Ended
	September 30, 2025	September 30, 2024
Interest Income	$2,380	$2,396
Other Income
Structuring Fee	$—	$37
Total Other Income	$—	$37
Managerial Assistance (1)	$113	$75
Reimbursement of Legal, Tax, etc.(2)	—	25
Realized (Loss) Gain	5	1
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

	Three Months Ended
	September 30, 2025	September 30, 2024
Additions	$—	$1,500

	As of
	September 30, 2025	June 30, 2025
Interest Receivable (3)	$26	$26
Other Receivables (4)	67	65
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
During the three months ended September 30, 2025, we provided $25,568 of debt financing to NPRC to fund real estate capital expenditures and provide working capital.
During the three months ended September 30, 2025, we received partial repayments of $22,604 of our loans previously outstanding with NPRC and its wholly owned subsidiary.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended
	September 30, 2025	September 30, 2024
Interest Income	$15,829	$24,316
Other Income
Royalty, net profit and revenue interests	$—	$6,665
Total Other Income	$—	$6,665
Managerial Assistance (1)	$575	$42
Reimbursement of Legal, Tax, etc.(2)	756	438
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

	Three Months Ended
	September 30, 2025	September 30, 2024
Additions	$25,568	$21,615
Interest Income Capitalized as PIK	—	913
Repayment of Loan Receivable	22,604	14,000

	As of
	September 30, 2025	June 30, 2025
Interest Receivable (3)	$169	$1,100
Other Receivables (4)	(1)	(1)
(3) Interest income recognized but not yet paid.
(4) Represents amounts due to NPRC from Prospect for a credit of reimbursements of expenses paid by Prospect on behalf of NPRC.
Nationwide Loan Company LLC
Prospect owns 100% of the membership interests of Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a Consolidated Holding Company. Nationwide Holdings owns 94.22% of the equity of Nationwide Loan Company LLC (“Nationwide”), with members of Nationwide management owning the remaining 5.78% of the equity.
On June 20, 2025, the First Lien Term Loan debt of $29,091 converted to equity.

	Three Months Ended
	September 30, 2025	September 30, 2024
Interest Income	$255	$1,748
Managerial Assistance (1)	100	100
Reimbursement of Legal, Tax, etc. (2)	3	—
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

	Three Months Ended
	September 30, 2025	September 30, 2024
Interest Income Capitalized as PIK	254	2,230

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	As of
	September 30, 2025	June 30, 2025
Interest Receivable (3)	$3	$3
Other Receivables (4)	45	36
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide.

NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 92.77% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of September 30, 2025 and June 30, 2025, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.

	Three Months Ended
	September 30, 2025	September 30, 2024
Interest Income	$991	$1,070
Managerial Assistance (1)	100	100
Realized (Loss) Gain	842	6,366
(1) No income recognized by Prospect. MA payments were paid from NMMB to Prospect and subsequently remitted to PA.

	As of
	September 30, 2025	June 30, 2025
Interest Receivable (2)	$11	$11
Other Receivables (3)	11	10
(2) Interest income recognized but not yet paid.
(3) Represents amounts due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB.

Pacific World Corporation
Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.99% and 99.99% ownership interest of Pacific World as of September 30, 2025 and June 30, 2025, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.

	Three Months Ended
	September 30, 2025	September 30, 2024
Interest Income	$2,522	$2,535
Other Income
Structuring Fee	$175	$98
Total Other Income	$175	$98

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended
	September 30, 2025	September 30, 2024
Additions	$7,000	$4,876
Interest Income Capitalized as PIK	2,086	2,218

	As of
	September 30, 2025	June 30, 2025
Interest Receivable (1)	$27	$27
Other Receivables (2)	162	155
(1) Interest income recognized but not yet paid.
(2) Represents amounts due from Pacific World to Prospect for reimbursement of expenses paid by Prospect on behalf of Pacific World.

QC Holdings TopCo, LLC
As of September 30, 2025 and June 30, 2025, Prospect holds a 95.4% and 99.55% equity interest in QC Holdings TopCo, LLC (“QC Holdings”), representing a controlling beneficial interest in QC Holdings per the 1940 Act. QC Holdings specializes in consumer-focused alternative financial services and credit solutions.

	Three Months Ended
	September 30, 2025	September 30, 2024
Interest Income	$3,374	$—
Managerial Assistance	163	—
Reimbursement of Legal, Tax, etc. (1)	269	$—

(1) Paid from QCHI to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to QCHI (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended
	September 30, 2025	September 30, 2024
Additions	$1,706	$—

	As of
	September 30, 2025	June 30, 2025
Interest Receivable (2)	$37	$37
Other Receivables (3)	(128)	(132)

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended
	September 30, 2025	September 30, 2024
Interest Income	$1,456	$1,320
Dividend Income (1)	877	—
Managerial Assistance (2)	$45	$45
(1) All dividends were paid from earnings and profits of R-V.
(2) No income recognized by Prospect. MA payments were paid from R-V to Prospect and subsequently remitted to PA.

	As of
	September 30, 2025	June 30, 2025
Interest Receivable (3)	$16	$16
Other Receivables (4)	9	8
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

	Three Months Ended
	September 30, 2025	September 30, 2024
Interest Income	$1,579	$1,046
Managerial Assistance (1)	3	3
Reimbursement of Legal, Tax, etc. (2)	1	5
(1) No income recognized by Prospect. MA payments were paid from UTP to Prospect and subsequently remitted to PA.
(2) Paid from UTP to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to UTP (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended
	September 30, 2025	September 30, 2024
Repayment of Loan Receivable	54	14

	As of
	September 30, 2025	June 30, 2025
Interest Receivable (3)	$17	$17
Other Receivables (4)	12	10
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

	Three Months Ended
	September 30, 2025	September 30, 2024
Interest Income	$721	$644
Reimbursement of Legal, Tax, etc. (1)		5
(1) Paid from USES to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to USES (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended
	September 30, 2025	September 30, 2024
Additions	$—	$2,800
Interest Income Capitalized as PIK	451	716

	As of
	September 30, 2025	June 30, 2025
Interest Receivable (2)	$8	$8
Other Receivables (3)	221	221

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended
	September 30, 2025	September 30, 2024
Interest Income
Interest Income from Valley	$322	$349
Interest Income from Valley Electric	2,825	2,825
Total Interest Income	$3,147	$3,174
Other Income
Royalty, net profit and revenue interests	$167	$167
Total Other Income	$167	$167
Managerial Assistance (1)	$150	$150
Reimbursement of Legal, Tax, etc. (2)	—	3
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

	As of
	September 30, 2025	June 30, 2025
Interest Receivable (3)	$35	$757
Other Receivables (4)	10	9
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
We are not aware of any material legal proceedings as of September 30, 2025 and June 30, 2025.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 16. Financial Highlights
The following is a schedule of financial highlights for the three months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30,
	2025		2024
Per Share Data
Net asset value per common share at beginning of period	$6.56		$8.74
Net investment income(1)	0.17		0.21
Net realized and change in unrealized gains (losses) (1)	(0.01)		(0.53)
Net increase (decrease) from operations	0.16		(0.32)
Distributions of net investment income to preferred stockholders	(0.06)	(5)	(0.06)	(4)
Distributions of capital gains to preferred stockholders	—	(5)	—	(4)
Total distributions to preferred stockholders	(0.06)		(0.06)
Net increase (decrease) from operations applicable to common stockholders	0.10		(0.38)
Distributions of net investment income to common stockholders	(0.14)	(5)	(0.16)	(4)(7)
Return of Capital to common stockholders	—	(5)	(0.02)	(4)(7)
Total distributions to common stockholders	(0.14)		(0.18)
Common stock transactions(2)	(0.08)		(0.08)
Net asset value per common share at end of period	$6.45	(8)	$8.10

Per common share market value at end of period	$2.75		$5.35
Total return based on market value(3)	(9.34%)		0.23%
Total return based on net asset value(3)	3.08%		(3.98%)
Shares of common stock outstanding at end of period	465,916,352		433,560,728
Weighted average shares of common stock outstanding	461,356,032		428,873,206

Ratios/Supplemental Data
Net assets at end of period	$3,004,790		$3,510,813
Portfolio turnover rate	1.39%		3.72%
Annualized ratio of operating expenses to average net assets applicable to common shares(6)	10.45%		11.79%
Annualized ratio of net investment income to average net assets applicable to common shares(6)	10.59%		9.96%

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
(5)Tax character of distributions is not yet finalized for the respective fiscal period and will not be finalized until we file our tax return for our tax year ending August 31, 2026. See Note 12.
(6)Operating expenses for the respective fiscal periods do not reflect the effect of dividend payments to preferred shareholders.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

(7)The amounts reflected for the respective fiscal periods were updated based on tax information received subsequent to our Form 10-Q filing for September 30, 2024. Certain reclassifications have been made in the presentation of prior period amounts. See Note 2 and Note 12 within the accompanying notes to the consolidated financial statements for further discussion.
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
On November 6, 2025, we announced the declaration of monthly dividends for our for 7.50% Preferred Stock holders of record on the following dates based on an annualized rate equal to 7.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January, February, or March as a result), as follows:

Monthly Cash 7.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
December 2025	12/22/2025	1/2/2026	$0.156250
January 2026	1/21/2026	2/2/2026	$0.156250
February 2026	2/18/2026	3/2/2026	$0.156250
On November 6, 2025, we announced the declaration of monthly dividends for our Floating Rate Preferred Stock for holders of record on the following dates based on an annualized rate equal to 6.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January, February, or March as a result), authorized on November 4, 2025, as follows:

Monthly Cash Floating Rate Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
December 2025	12/22/2025	1/2/2026	$0.135417
January 2026	1/21/2026	2/2/2026	$0.135417
February 2026	2/18/2026	3/2/2026	$0.135417
On November 6, 2025, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January, February, or March as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
December 2025	12/22/2025	1/2/2026	$0.114583
January 2026	1/21/2026	2/2/2026	$0.114583
February 2026	2/18/2026	3/2/2026	$0.114583
On November 6, 2025, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 6.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January, February, or March as a result), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
December 2025	12/22/2025	1/2/2026	$0.135417
January 2026	1/21/2026	2/2/2026	$0.135417
February 2026	2/18/2026	3/2/2026	$0.135417

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

On November 6, 2025, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in February as a result), as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
November 2025 - January 2025	1/21/2026	2/2/2026	$0.334375
On November 6, 2025, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
November 2025	11/25/2025	12/18/2025	$0.0450
December 2025	12/29/2025	1/21/2026	$0.0450
January 2026	1/28/2026	2/18/2026	$0.0450

On October 30, 2025 we issued approximately $167,637 in aggregate principal amount of 5.50% Series A Notes due 2030 (the “5.50% 2030 Notes”) pursuant to a deed of trust, dated as of October 28, 2025, between the Company and Mishmeret Trust Company Ltd., as trustee (the “Deed of Trust”). The 5.50% 2030 Notes offering in Israel closed on October 30, 2025 and the 5.50% 2030 Notes are listed and commenced trading on the Tel Aviv Stock Exchange Ltd. (the “TASE”) on November 2, 2025. The 5.50% 2030 Notes are denominated in Israeli Shekels. After the deduction of offering discounts, fees and other offering expenses, we received net proceeds of approximately $159,807, which we intend to use primarily for the refinancing of existing indebtedness including, but not limited to, the repayment of borrowings under the Revolving Credit Facility. We intend to use the remainder of the net proceeds from the offering, if any, to maintain balance sheet liquidity, including to make investments in high quality short-term debt instruments, and to make other long-term investments in accordance with our investment objectives. The 5.50% 2030 Notes are rated ilAA- by S&P Global Ratings Maalot Ltd.
The 5.50% 2030 Notes will mature on December 31, 2030 and will bear interest at a rate of 5.50% per annum payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2026. The 5.50% 2030 Notes will be general senior unsecured obligations of the Company, will rank equally in right of payment with our existing and future senior unsecured debt, and will rank senior in right of payment to any potential subordinated debt, should any be issued in the future.
After 60 days from the date on which the 5.50% 2030 Notes are listed for trading on the TASE, we may redeem the 5.50% 2030 Notes, at our option, in whole or in part, at any time or from time to time, at a redemption price equal to the greater of (i) par plus accrued and unpaid interest on the 5.50% 2030 Notes, if any, up to but excluding the date of redemption, (ii) the average closing price of the 5.50% 2030 Notes over the 30 trading days preceding our Board of Directors’ resolution approving the redemption and (iii) the discounted value of the remaining payments under the 5.50% 2030 Notes, as set forth in the Deed of Trust.
The Deed of Trust contains other terms and conditions, including, without limitation, affirmative and negative covenants, such as minimum total equity (common equity plus preferred equity), a maximum ratio of net debt to total assets, a minimum ratio of total equity (common equity plus preferred equity) to total assets, and a negative pledge. These and other covenants are subject to important limitations and exceptions that are described in the Deed of Trust. In addition, the Deed of Trust contains customary events of default, with customary cure and notice periods, for a notes offering in Israel. Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2025, we are in compliance with the financial covenants of the Deed of Trust. In connection with the issuance of the 5.50% 2030 Notes, the Company entered into foreign exchange forward contracts in an aggregate notional amount equal to the expected interest and principal payments under the 5.50% 2030 Notes

On November 2, 2025, the Company’s shares of common stock listed and commenced trading on the TASE under the ticker symbol “PSEC”.

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
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third-party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of September 30, 2025, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $3,416,328 and $3,710,632, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. We consolidate all wholly owned and substantially wholly owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
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
First Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended September 30, 2025 we acquired $20,048 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $50,170, funded $5,658 of revolver advances, and recorded PIK interest of $15,691, resulting in gross investment originations of $91,567. During the three months ended September 30, 2025 we received full repayments totaling $82,219, received $41,285 in sales, received $23 of revolver paydowns, and received $111,133 in partial prepayments, scheduled principal amortization payments, and return of capital distributions, resulting in repayments of approximately $234,660.

Debt Issuances and Redemptions
During the three months ended September 30, 2025 we repaid $3,264 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2025 was $77.
During the three months ended September 30, 2025 we issued $7,868 aggregate principal amount of Prospect Capital InterNotes® with a weighted average stated interest rate of 7.42%, to extend our borrowing base. The newly issued notes mature between July 15, 2028 and October 15, 2032 and generated net proceeds of $7,752.
Equity Issuances and Redemptions
On July 22, 2025, August 20, 2025 and September 18, 2025 we issued 718,088, 836,705, and 807,813 shares of our common stock in connection with the dividend reinvestment plan, respectively.
During the three months ended September 30, 2025, 548,527 shares of our Series A1 Preferred Stock, 243,132 shares of our Series A3 Preferred Stock, 59,740 shares of our Series M1 Preferred Stock, and 115,320 shares of our Series M3 Preferred Stock were converted to 7,650,920 shares of our common stock, in connection with Holder Optional Conversions and Optional Redemptions Following Death of a Holder, resulting in a loss from redemption of preferred stock of $1,410.
During the three months ended September 30, 2025 we issued 577,233 shares of Series A5 Preferred Stock for net proceeds of $12,988, and 133,736 shares of Series M5 Preferred Stock for net proceeds of $3,249, each excluding offering costs and preferred stock dividend reinvestment.
In connection with our Preferred Stock Dividend Reinvestment Plan, we issued additional Series A1 Preferred Stock, Series A3 Preferred Stock, Series A4 Preferred Stock, Series A5 Preferred Stock, Series M1 Preferred Stock, Series M3 Preferred Stock, Series M4 Preferred Stock, and Series M5 Preferred Stock of 13,809, 13,774, and 14,073 throughout July, August, and September, respectively.
Investment Holdings
At September 30, 2025, we have $6,513,456, or 216.8%, of our net assets applicable to common shares invested in 92 portfolio investments and CLOs.
Our annualized current yield was 11.8% and 12.2% as of September 30, 2025 and June 30, 2025, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 9.1% and 9.6% as of September 30, 2025 and June 30, 2025, respectively, across all investments. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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

As of September 30, 2025, we own controlling interests in the following portfolio companies: Belnick, LLC (Belnick); CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”); Kickapoo Ranch Pet Resort (“Kickapoo”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); R-V Industries, Inc. (“R-V”); Universal Turbine Parts, LLC (“UTP”); USES Corp. (“United States Environmental Services” or “USES”); and Valley Electric Company, Inc. (“Valley Electric”). In June 2019, CP Energy purchased a controlling interest of the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $53,857 and $51,477 in first lien term loans (the “Spartan Term Loan A”) due to us as of September 30, 2025 and June 30, 2025, respectively. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, we report our investments in Spartan as control investment. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loan A.
As of September 30, 2025, we also own affiliated interests in Nixon, Inc. (“Nixon”) and RGIS Services, LLC, (“RGIS”).
The following shows the composition of our investment portfolio by level of control as of September 30, 2025 and June 30, 2025:

	September 30, 2025					June 30, 2025
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio		Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$3,416,328	52.3%	$3,710,632	57.0%		$3,416,244	51.0%	$3,696,367	55.4%
Affiliate Investments	11,735	0.2%	30,821	0.5%		11,735	0.2%	27,057	0.4%
Non-Control/Non-Affiliate Investments	3,104,779	47.5%	2,772,003	42.6%		3,265,522	48.8%	2,950,092	44.2%
Total Investments	$6,532,842	100.0%	$6,513,456	100.0%	(1)	$6,693,501	100.0%	$6,673,516	100.0%
(1) Does not foot due to rounding

The following shows the composition of our investment portfolio by type of investment as of September 30, 2025 and June 30, 2025:

	September 30, 2025				June 30, 2025
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Revolving Line of Credit	$70,541	1.1%	$69,867	1.1%	$83,721	1.3%	$81,551	1.2%
First Lien Debt	4,574,821	70.0%	4,329,343	66.5%	4,636,795	69.3%	4,381,227	65.7%
Second Lien Revolving Line of Credit	1,706	—%	1,706	—%	—	—%	—	—%
Second Lien Debt	881,629	13.5%	641,586	9.9%	965,712	14.4%	765,806	11.5%
Unsecured Debt	7,200	0.1%	5,291	0.1%	7,200	0.1%	5,403	0.1%
Subordinated Structured Notes	19,090	0.3%	20,667	0.3%	37,840	0.6%	35,002	0.5%
Preferred Stock	438,576	6.7%	136,693	2.1%	429,426	6.4%	117,961	1.8%
Common Stock	298,905	4.6%	750,982	11.5%	294,505	4.4%	814,757	12.2%
Membership Interest	240,374	3.7%	528,555	8.1%	238,302	3.5%	438,206	6.5%
Participating Interest (1)	—	—%	28,766	0.4%	—	—%	33,603	0.5%
Total Investments	$6,532,842	100.0%	$6,513,456	100.0%	$6,693,501	100.0%	$6,673,516	100.0%
(1)Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, revenue interests, liquidating trusts and overriding royalty interests.

The following shows our investments in interest bearing securities, including non-accrual investments, by type of investment as of September 30, 2025 and June 30, 2025:

	September 30, 2025				June 30, 2025
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Debt and First Lien Revolving Line of Credit	$4,645,362	83.7%	$4,399,210	86.8%	$4,720,516	82.4%	$4,462,778	84.7%
Second Lien Debt and Second Lien Revolving Line of Credit	883,335	15.9%	643,292	12.7%	965,712	16.8%	765,806	14.5%
Unsecured	7,200	0.1%	5,291	0.1%	7,200	0.1%	5,403	0.1%
Subordinated Structured Notes	19,090	0.3%	20,667	0.4%	37,840	0.7%	35,002	0.7%
Total Interest Bearing Investments	$5,554,987	100.0%	$5,068,460	100.0%	$5,731,268	100.0%	$5,268,989	100.0%

The following shows the composition of our investment portfolio by industry as of September 30, 2025 and June 30, 2025:

	September 30, 2025				June 30, 2025
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$87,474	1.3%	$103,719	1.6%	$87,528	1.3%	$102,728	1.5%
Air Freight & Logistics	205,180	3.1%	160,704	2.5%	204,924	3.1%	184,641	2.8%
Automobile Components	120,504	1.8%	41,743	0.6%	114,731	1.7%	82,272	1.2%
Capital Markets	—	—%	—	—%	21,500	0.3%	21,500	0.3%
Commercial Services & Supplies	511,237	7.8%	466,616	7.2%	553,016	8.3%	504,313	7.6%
Communications Equipment	—	—%	—	—%	—	—%	—	—%
Construction & Engineering	95,912	1.6%	322,070	4.9%	95,912	1.4%	351,291	5.3%
Consumer Finance	746,238	11.4%	1,047,551	16.1%	741,932	11.1%	953,320	14.2%
Distributors	401,018	6.1%	288,929	4.4%	397,405	5.9%	269,707	4.0%
Diversified Consumer Services	105,705	1.6%	39,859	0.6%	104,156	1.6%	44,069	0.7%
Diversified Financial Services	—	—%	—	—%	—	—%	—	—%
Diversified Telecommunication Services	254,874	3.9%	201,124	3.1%	254,876	3.8%	198,549	3.0%
Electrical Equipment	61,211	0.9%	61,211	0.9%	61,367	0.9%	61,367	0.9%
Energy Equipment & Services	327,967	5.0%	128,782	2.0%	324,321	4.8%	122,189	1.8%
Residential Real Estate Investment Trusts (REITs)	925,611	14.2%	1,245,263	19.1%	922,647	13.8%	1,300,972	19.5%
Financial Services	67,905	1.0%	67,905	1.0%	67,830	1.0%	67,830	1.0%
Food & Staples Retailing	—	—%	—	—%	—	—%	—	—%
Food Products	87,553	1.3%	84,078	1.3%	150,213	2.2%	145,966	2.2%
Health Care Providers & Services	795,252	12.2%	782,477	12.0%	767,993	11.5%	731,527	11.0%
Health Care Technology	130,631	2.0%	129,463	2.0%	132,153	2.0%	130,246	2.0%
Hotels, Restaurants & Leisure	28,985	0.4%	26,982	0.4%	28,485	0.4%	26,249	0.4%
Household Durables	112,727	1.7%	94,819	1.5%	109,864	1.6%	71,506	1.1%
Interactive Media & Services	67,926	1.0%	67,926	1.0%	75,076	1.1%	75,076	1.1%
Internet & Direct Marketing Retail	—	—%	—	—%	—	—%	—	—%
IT Services	103,185	1.6%	65,828	1.0%	103,226	1.5%	75,619	1.1%
Leisure Products	101,893	1.6%	102,138	1.6%	102,149	1.5%	102,373	1.5%
Machinery	72,706	1.2%	112,581	1.7%	101,360	1.6%	151,914	2.3%
Marine Transport	47,467	0.7%	11,539	0.2%	47,117	0.7%	11,660	0.2%
Media	117,379	1.8%	166,628	2.6%	118,472	1.8%	160,612	2.4%
Online Lending	—	—%	—	—%	—	—%	—	—%
Personal Care Products	357,971	5.5%	128,146	2.0%	348,913	5.2%	125,356	1.9%
Personal Products	—	—%	—	—%	—	—%	—	—%
Pharmaceuticals	116,921	1.8%	129,368	2.0%	125,918	1.9%	133,576	2.0%
Professional Services	84,797	1.3%	87,446	1.3%	85,531	1.3%	88,059	1.3%
Software	180,417	2.8%	172,886	2.7%	180,500	2.7%	172,755	2.6%
Specialty Retail	33,584	0.5%	6,984	0.1%	32,076	0.5%	5,914	0.1%
Textiles, Apparel & Luxury Goods	84,002	1.4%	116,055	1.8%	84,150	1.3%	99,705	1.5%
Trading Companies & Distributors	79,520	1.2%	31,969	0.5%	110,320	1.6%	65,653	1.0%
Subtotal	6,513,752	99.7%	6,492,789	99.7%	6,655,661	99.4%	6,638,514	99.5%
Structured Finance(1)	19,090	0.3%	20,667	0.3%	37,840	0.6%	35,002	0.5%
Total Investments	$6,532,842	100.0%	$6,513,456	100.0%	$6,693,501	100.0%	$6,673,516	100.0%
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

Our gross investment activity for the three months ended September 30, 2025 and September 30, 2024 are presented below:

	Three Months Ended September 30,
	2025	2024
Investments in portfolio companies
Investments in new portfolio companies	$20,048	$213,056
Follow-on investments in existing portfolio companies (1)	50,170	32,875
Revolver advances	5,658	6,219
PIK interest (2)	15,691	38,489
Total investments in portfolio companies	$91,567	$290,639

Investments by portfolio composition
First Lien Debt	$74,237	$285,051
Second Lien Debt	1,706	1,994
Subordinated Structured Notes	—	—
Equity	15,624	3,594
Total investments by portfolio composition	$91,567	$290,639

Investments repaid or sold
Partial repayments (3)	$111,133	$26,066
Full repayments	82,219	255,646
Investments sold	41,285	—
Revolver paydowns	23	616
Total investments repaid or sold	$234,660	$282,328

Investments repaid or sold by portfolio composition
First Lien Debt	$149,776	$84,649
Second Lien Debt	84,245	197,820
Subordinated Structured Notes	639	—
Equity	—	(141)	(5)
Total investments repaid or sold by portfolio composition	$234,660	$282,328

Weighted average interest rates for new investments by portfolio composition (4)
First Lien Debt	11.89%	11.73%
Second Lien Debt	N/A	N/A
(1) Includes follow-on investments in existing portfolio companies and refinancings, if any.
(2) Approximately $15,416 and $33,144 was accrued as PIK interest income during the three months ended September 30, 2025 and September 30, 2024, respectively.
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

Key developments in the Company’s portfolio during the three months ended September 30, 2025 are as follows:
On July 11, 2025, the National Property REIT Corp. loan agreement was amended, extending the maturity date of the First Lien Term Loan facilities (A, D and E) to March 31, 2027.

On July 18, 2025, the USG Intermediate, LLC loan agreement was amended, extending the maturity date of the First Lien Revolving Line of Credit to February 9, 2029.

On September 30, 2025, the PeopleConnect Holdings, Inc loan agreement was amended, extending the maturity date of First Lien Term Loan to July 22, 2026.

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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $6,513,456.
Our portfolio companies are generally lower middle-market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.

Control Company Investments
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the three months ended September 30, 2025.
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

The fair value of our investment in Belnick was $74,207 as of September 30, 2025, a discount of $16,908 to its amortized cost basis compared to a fair value of $51,166 as of June 30, 2025, a discount of $37,086 to its amortized cost. The decrease in discount to amortized cost resulted from an improvement in financial performance.

First Tower Finance Company LLC

Prospect owns 100% of the equity of First Tower Delaware, a consolidated holding company. First Tower Delaware owns 78.06% of First Tower Finance. First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.

The fair value of our investment in First Tower was $835,932 as of September 30, 2025, a premium of $352,583 to its amortized cost basis compared to a fair value of $760,518 as of June 30, 2025, a premium of $277,200 to its amortized cost. The increase in premium to amortized cost resulted from an improvement in financial performance and an expansion of comparable company trading multiples.

National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties, self-storage, and student housing properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly owned subsidiaries, NPRC invests in online consumer loans and RSSNs. As of September 30, 2025 and June 30, 2025, we own 100% of the fully-diluted common equity of NPRC.
During the three months ended September 30, 2025, we provided $25,568 of debt financing to NPRC to fund real estate capital expenditures and provide working capital.
During the three months ended September 30, 2025, we received partial repayments of $22,604 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
During the three months ended September 30, 2024, we provided $21,615 of debt financing to NPRC to fund real estate capital expenditures, provide working capital, and to fund purchases of rate secured structured notes.
During the three months ended September 30, 2024, we received partial repayments of $14,000 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
As of September 30, 2025, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $925,611 and a fair value of $1,245,263. The fair value of $1,235,113 related to NPRC’s real estate portfolio was comprised of forty-five multi-family properties, five student housing properties, four senior living properties, and two commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of September 30, 2025:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Taco Bell, OK	Yukon, OK	6/4/2014	$1,719	$—
2	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
3	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	21,569
4	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	22,945
5	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	43,656
6	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	25,935
7	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	21,372
8	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	31,810
9	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	27,625
10	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	17,195
11	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	40,713
12	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,213
13	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,405
14	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	30,316
15	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,380
16	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	151,635
17	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	87,794
18	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	15,285
19	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	53,711
20	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,585
21	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	35,516
22	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
23	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	58,393
24	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,275
25	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
26	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,621
27	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
28	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
29	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	78,375
30	Sterling Place Holdings LLC	Columbus, OH	10/15/2019	41,500	42,726
31	SPCP Hampton LLC	Dallas, TX	10/15/2019	36,000	21,512
32	Palmetto Creek Holdings LLC	North Charleston, SC	10/28/2019	33,182	34,196
33	Valora at Homewood Holdings LLC	Homewood, AL	11/2/2020	81,250	38,843
34	NPRC Fairburn LLC	Fairburn, GA	11/10/2020	52,140	25,865
35	NPRC Taylors LLC	Taylors, SC	11/19/2020	18,762	63,844
36	Parkside at Laurel West Owner LLC	Spartanburg, SC	12/14/2020	57,005	43,900
37	Willows at North End Owner LLC	Spartanburg, SC	1/27/2021	23,255	14,075
38	SPCP Edge CL Owner LLC	Webster, TX	2/26/2021	34,000	42,025
39	Jackson Pear Orchard LLC	Ridgeland, MS	2/26/2021	50,900	19,000
40	Jackson Lakeshore Landing LLC	Ridgeland, MS	3/12/2021	22,600	25,496
41	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	42,975
42	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	17,955
43	Elliot Apartments Norcross, LLC	Norcross, GA	6/28/2021	128,000	33,203
44	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	6/28/2021	97,500	38,601
45	NPRC Wolfchase LLC	Memphis, TN	11/30/2021	82,100	106,850
46	NPRC Twin Oaks LLC	Hattiesburg. MS	12/30/2021	44,850	73,000
47	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	60,000
48	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	36,401
49	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/18/2022	48,100	29,408
50	TP Cheyenne, LLC	Cheyenne, WY	3/18/2022	27,500	24,162
51	TP Pueblo, LLC	Pueblo, CO	3/29/2022	31,500	36,075
52	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	17,656
53	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	20,166

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
54	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	5/26/2022	41,400	15,328
55	NPRC Apex Holdings LLC	Cincinnati, OH	5/26/2022	34,225	12,753
56	NPRC Parkton Holdings LLC	Cincinnati, OH	11/14/2022	45,775	29,566
				$2,467,316	$2,124,837
The fair value of our investment in NPRC was $1,245,263 as of September 30, 2025, a premium of $319,652 from its amortized cost basis, compared to a fair value of $1,300,972 as of June 30, 2025. The decrease in premium to amortized cost was primarily driven by a decline in market interest rates, an increase in discount and terminal capitalization rates, and higher leverage within the capital structure. These effects were partially offset by growth in net operating income across NPRC’s real estate portfolio.
QC Holdings TopCo, LLC
On June 30, 2025, Prospect acquired a 99.6% equity interest in QC Holdings TopCo, LLC (“QC Holdings”), representing a controlling beneficial interest in QC Holdings under the Investment Company Act of 1940. Prospect now holds a 95.4% equity interest in the company. QC Holdings is a consumer-focused provider of alternative financial services and credit solutions.

The fair value of our investment in QC Holdings was $99,231 as of September 30, 2025, a premium of $20,239 to its amortized cost compared to a fair value of $77,286 as of June 30, 2025, a premium of $0 to its amortized cost. The increase in premium to amortized cost resulted from an improvement in financial performance.

R-V Industries Inc.
Prospect owns 87.75% of the fully-diluted equity of R-V Industries, Inc. (“R-V”), with R-V management owning the remaining 12.25% of the equity. R-V is a provider of engineering and manufacturing services to chemical, paper, pharmaceutical, and power industries.

The fair value of our investment in R-V was $94,063 as of September 30, 2025, a premium of $39,875 to its amortized cost compared to a fair value of $105,577 as of June 30, 2025, a premium of $51,389 to its amortized cost. The decrease in premium to amortized cost resulted from a reduction in comparable company multiples.

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

The fair value of our investment in Valley Electric was $322,070 as of September 30, 2025, a premium of $226,158 to its amortized cost compared to a fair value of $351,291 as of June 30, 2025, a premium of $255,379 to its amortized cost. The decrease in premium to amortized cost primarily resulted from a reduction in comparable company multiples.

Our controlled investments, including those discussed above, are valued at $294,304 above their amortized cost as of September 30, 2025.

Affiliate and Non-Control Company Investments
We hold two affiliate investments at September 30, 2025 (Nixon, Inc. and RGIS Services, LLC, (“RGIS”)) with a total fair value of $30,821, a premium of $19,086 from their combined amortized cost, compared to a fair value of $27,057 as of June 30, 2025, representing a $15,322 premium to its amortized cost. The increase in premium to amortized cost was driven by an improvement in RGIS’ financial performance.
With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. Note that seven of our non-control/non-affiliate investments, Credit.com Holdings, LLC, Discovery Point Retreat, Druid City Infusion, LLC, Taos Footwear, Town & Country Holdings, Inc. (“Town & Country”), Verify Diagnostics LLC, and our CLO investment portfolio, have larger equity or convertible debt option positions and are therefore more susceptible to changes in value than the rest of our non-control/non-affiliate investments. As of September 30, 2025, our non-control/non-affiliate portfolio is valued at a discount to amortized cost primarily due to ten of our non-control/ non-affiliate investments, United Sporting Companies, Inc. (“USC”), Credit.com Holdings, LLC (“Credit.com”), Aventiv Technologies, LLC (“Aventiv”), First Brands Group, STG Distribution, LLC, Town & Country Holdings, Inc., Redstone Holdco 2 LP (“RSA”), Medical Solutions Holdings Inc., Rising Tide Holdings, Inc. (“West Marine”), and K&N HoldCo, LLC (“K&N”), are valued at discounts to amortized cost of $73,496, $66,317, $55,985, $50,268, $44,581, $38,046, $28,897, $26,962, $26,600, and $25,273, respectively.
Excluding those non-control/non-affiliate investments discussed above, our remaining non-control/non-affiliate portfolio is valued at a premium of $102,072 to amortized cost as of September 30, 2025.
Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of September 30, 2025 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Public Notes which we issued in May 2021 and September 2021; and Prospect Capital InterNotes® which we issue from time to time. As of September 30, 2025, our equity capital is comprised of common and preferred equity.
The following table shows our outstanding debt as of September 30, 2025:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$683,579	$17,654	$683,579	$683,579	1M SOFR +	2.05%

3.364%	2026 Notes	300,000	1,659	298,341	290,181	3.87%
3.437%	2028 Notes	300,000	4,213	295,787	269,877	3.93%
Public Notes		600,000		594,128	560,058

Prospect Capital InterNotes®		651,836	8,352	643,484	622,384	5.88%
Total		$1,935,415		$1,921,191	$1,866,021
The following table shows our outstanding debt as of June 30, 2025:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$856,322	$18,842	$856,322	$856,322	1M SOFR +	2.05%

3.364%	2026 Notes	300,000	2,019	297,981	286,707	3.87%
3.437%	2028 Notes	300,000	4,537	295,463	268,671	3.93%
Public Notes		600,000		593,444	555,378

Prospect Capital InterNotes®		647,232	8,687	638,545	607,339	5.85%
Total		$2,103,554		$2,088,311	$2,019,039
The following table shows the contractual maturities by fiscal year of our Revolving Credit Facility, Public Notes and Prospect Capital InterNotes® as of September 30, 2025:

	Payments Due by Fiscal Year ending June 30,
	Total	Remainder of 2026	2027	2028	2029	2030	After 5 Years
Revolving Credit Facility	$683,579	$—	$—	$—	$683,579	$—	$—
Public Notes	600,000	—	300,000	—	300,000	—	—
Prospect Capital InterNotes®	651,836	38,147	127,687	74,888	77,337	70,468	263,309
Total Contractual Obligations	$1,935,415	$38,147	$427,687	$74,888	$1,060,916	$70,468	$263,309

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
Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, PCF, a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective June 28, 2024, we completed an extension and upsizing of the revolving credit facility (the “Revolving Credit Facility”). The lenders have extended commitments of $2,121,500 as of September 30, 2025. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $2,250,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extended the maturity date to June 28, 2029 and the revolving period through June 28, 2028, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.
As of September 30, 2025 and June 30, 2025, we had $678,827 and $570,532, respectively, available to us for borrowing under the Revolving Credit Facility, net of $683,579 and $856,322 outstanding borrowings as of the respective balance sheet dates. See Note 4. Revolving Credit Facility within our consolidated financial statements for additional details.
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
As of September 30, 2025 and June 30, 2025, the outstanding aggregate principal amount of the 3.364% 2026 Notes were $300,000 and $300,000, respectively.
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
As of September 30, 2025 and June 30, 2025, the outstanding aggregate principal amount of the 3.437% 2028 Notes was $300,000 and $300,000, respectively.
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
We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of September 30, 2025 and June 30, 2025, the aggregate principal amount of Prospect Capital InterNotes® outstanding were $651,836 and $647,232, respectively. See Note 7. Prospect Capital InterNotes® within our consolidated financial statements for additional details.

Net Asset Value Applicable to Common Stockholders
During the three months ended September 30, 2025, our net asset value applicable to common shares increased by $16,018 and decreased by $0.11 per basic weighted average common share. Our net asset value applicable to common shareholders increased by $6,711 and $23,613 due to shares issued through reinvestment of dividends and conversion of preferred stock to common stock, respectively, but decreased per basic weighted average common share primarily due to $0.08 of dilution related to conversions of Preferred Stock at then-current market prices and discounted common share issuances through our common stock dividend reinvestment plan. Additionally, distributions to common and preferred stockholders of $89,160, or $0.20 per basic weighted average common share exceeded net investment income of $79,350, or $0.17 per basic weighted average common share, resulting in a net decrease of $0.03 per basic weighted average common share. Net realized and net change in unrealized losses of $4,496, or $0.01 per basic weighted average common share further decreased our net asset value applicable to common shares. The following table shows the calculation of net asset value per common share as of September 30, 2025 and June 30, 2025:

	September 30, 2025	June 30, 2025
Net assets applicable to common stockholders	$3,004,790	$2,988,772
Shares of common stock issued and outstanding	465,916,352	455,902,826
Net asset value per common share	$6.45	$6.56
Results of Operations
Operating results for the three months ended September 30, 2025 and September 30, 2024 were as follows:

	Three Months Ended September 30,
	2025	2024
Investment income	$157,624	$196,308
Operating expenses	78,274	106,431
Net investment income	79,350	89,877
Net realized gains (losses) from investments	(1,891)	(100,370)
Net change in unrealized gains (losses) from investments	599	(123,767)
Net realized gains (losses) on extinguishment of debt	(77)	248
Net increase (decrease) in net assets resulting from operations	77,981	(134,012)
Preferred stock dividend	(26,767)	(27,157)
Net gain (loss) on redemptions of preferred stock	(1,362)	2,304
Gain (loss) on Accretion to Redemption Value of Preferred Stock	(1,765)	(6,204)
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stockholders	$48,087	$(165,069)

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
The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended September 30,
	2025	2024
Interest income	$152,394	$184,615
Dividend income	3,573	2,410
Other income	1,657	9,283
Total investment income	$157,624	$196,308

Average debt principal of performing interest bearing investments(1)	$5,848,992	$7,194,703
Weighted average interest rate earned on performing interest bearing investments(1)	10.20%	10.04%
Average debt principal of all interest bearing investments(2)	$6,577,198	$7,644,285
Weighted average interest rate earned on all interest bearing investments(2)	9.07%	9.45%
(1) Excludes equity investments and non-accrual loans.
(2) Excludes equity investments.
The weighted average interest rate earned on performing interest bearing assets increased to 10.20% for the three months ended September 30, 2025 from 10.04% for the three months ended September 30, 2024. The increase is primarily due to the reduction of Subordinated Structured Notes within our portfolio. Excluding Subordinated Structured Notes the weighted average interest rate earned on performing interest bearing assets decreased to 11.32% from 12.61% for the three months ended September 30, 2025 and 2024, respectively. The decrease is primarily due to a $28,042 reduction in interest income recognized on our portfolio company investments, excluding Subordinated Structured Notes, as a result of repayments and declines in SOFR rates.
The weighted average interest rate earned on all interest bearing investments decreased to 9.07% for the three months ended September 30, 2025 from 9.45% for the three months ended September 30, 2024. The decrease is primarily due to a $28,042 reduction in interest income recognized on our portfolio company investments, excluding Subordinated Structured Notes, as a result of repayments and a decline in SOFR rates. Excluding Subordinated Structured Notes the weighted average interest rate earned on all interest bearing assets decreased to 9.95% from 11.69% for the three months ended September 30, 2025 and September 30, 2024, respectively.
Investment income is also generated from dividends and other income which is less predictable than interest income. The following table describes dividend income earned for the three months ended September 30, 2025 and September 30, 2024, respectively:

	Three Months Ended September 30,
	2025	2024
Dividend income
The RK Logistics Group, Inc.	$1,267	$—
R-V Industries, Inc.	877	—
RGIS Services, LLC	—	141
Other transactions	1,429	2,269
Total dividend income	$3,573	$2,410

Other income is comprised of structuring fees, advisory fees, amendment fees, royalty interests, receipts for residual net profit and revenue interests, administrative agent fees and other miscellaneous and sundry cash receipts. The following table describes other income earned for the three months ended September 30, 2025 and September 30, 2024, respectively:

	For the Three Months Ended September 30,
	2025	2024
Structuring and amendment fees
Druid City Infusion, LLC	$—	$1,379
Other transactions	1,299	865
Total structuring and amendment fees	$1,299	$2,244
Royalty, net profit and revenue interests
National Property REIT Corp.	$—	$6,665
Other transactions	167	174
Total royalty and net revenue interests	$167	$6,839
Administrative agent fees
Other transactions	$191	$200
Total administrative agent fees	$191	$200
Total other income	$1,657	$9,283

Other income for the three months ended September 30, 2025 decreased by $7,626 compared to the three months ended September 30, 2024 primarily due to a $6,672 decrease in royalty and net revenue interests and a $946 decrease in structuring and amendment fees.
Income recognized from dividend income, prepayment premium from early repayments, structuring fees and amendment fees related to specific loan positions and royalty, net profit and revenue interests are considered to be non-recurring income. For the three months ended September 30, 2025 and three months ended September 30, 2024, we recognized $4,872 and $4,654 of non-recurring income, respectively. The $218 increase in nonrecurring income during the three months ended September 30, 2025 is primarily due to the $1,163 increase is dividend income and partially offset by the $945 decrease in structuring and amendment fees.
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
The following table describes the various components of our operating expenses:

	Three Months Ended September 30,
	2025	2024
Base management fee	$33,617	$38,606
Income incentive fee	1,234	15,680
Interest and credit facility expenses	33,687	39,760
Allocation of overhead from Prospect Administration	5,524	5,708
Audit, compliance and tax related fees	899	1,720
Directors’ fees	150	150
Other general and administrative expenses	3,163	4,807
Total operating expenses	$78,274	$106,431
Total gross and net base management fee was $33,617 and $38,606 for the three months ended September 30, 2025 and 2024, respectively. The decrease in total gross base management fee is directly related to a decrease in average total assets.

For the three months ended September 30, 2025 and 2024, we incurred $1,234 and $15,680 of income incentive fees, respectively. This decrease was driven by a corresponding decrease in pre-incentive fee net investment income (net of preferred stock dividends) to $53,817 from $78,400 for the three months ended September 30, 2025, and 2024, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended September 30, 2025 and 2024, we incurred $33,687 and $39,760, respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years:

	Three Months Ended September 30,
	2025	2024
Interest on borrowings	$29,177	$34,494
Amortization of deferred financing costs	1,977	2,248
Accretion of discount on unsecured debt	361	735
Facility commitment fees	2,172	2,283
Total interest and credit facility expenses	$33,687	$39,760

Average principal debt outstanding	$2,174,118	$2,558,175
Annualized weighted average stated interest rate on borrowings(1)	5.37%	5.39%
Annualized weighted average interest rate on borrowings(2)	6.20%	6.22%
(1)Includes only the stated interest expense.
(2)Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Convertible and Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.

Interest expense was $29,177 and $34,494 for the three months ended September 30, 2025 and 2024, respectively. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) was 5.37% and 5.39% for the three months ended September 30, 2025 and 2024, respectively. The decrease is primarily due to the 2025 maturity of the Convertible Notes and the extinguishment of the Original 2026 Notes. The decrease was partially offset by an increase of the Prospect Capital InterNotes® average outstanding balance and stated interest rates. The weighted average interest rate on borrowings was 6.20% and 6.22% for the three months ended September 30, 2025 and 2024, respectively. The decrease is primarily due to the maturity of the 2025 Convertible Notes and the extinguishment of the Original 2026 notes. The decrease is partially offset by an increase in the average outstanding balance and stated interest rates for the Prospect Capital InterNotes®.
The allocation of net overhead expense from Prospect Administration was $5,524 and $5,708 for the three months ended September 30, 2025 and 2024, respectively. Prospect Administration received estimated payments of $472 and $186 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal and tax services during the three months ended September 30, 2025 and 2024, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments during the three months ended September 30, 2025 and 2024, Prospect Administration’s charges for its administrative services during the respective period would have increased by this amount.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration, net of any expense reimbursements, were $4,212 and $6,677 for the three months ended September 30, 2025 and September 30, 2024, respectively. The decrease was primarily attributable to an decrease in legal fees as well as other general and administrative expenses.

Net Realized Gains (Losses)
The following table details net realized gains (losses) from investments for the three months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30,
Portfolio Company	2025	2024
NMMB Inc.	$842	$6,366
Other transactions, net	4	310
Research Now Group, LLC and Dynata, LLC (1)	2	(48,118)
Structured Subordinated Notes, net	(2,739)	(58,928)
Net realized gains (losses) from investments	$(1,891)	$(100,370)
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
Net Realized Gain/Loss from Extinguishment of Debt
During the three months ended September 30, 2025 and September 30, 2024, we recorded a net realized loss from extinguishment of debt of $77 and net realized gain from extinguishment of debt of $248, respectively. Refer to Capitalization for additional discussion.
Net Realized Gain/Loss from Redemptions of Preferred Stock
During the three months ended September 30, 2025, we recorded a net realized loss of $1,765 from the accretion to redemption value of redeemable securities. During the three months ended September 30, 2024, we recorded a net realized loss of $6,204 from the accretion to redemption value of redeemable securities.
During the three months ended September 30, 2025, we recorded a net realized loss of $1,410 from the conversions of preferred stock to common, and a gain of $48 from the redemptions of preferred stock to cash, resulting in a net realized loss of $1,362. During the three months ended September 30, 2024 we recorded a realized gain of $2,304 from the conversions of preferred stock to common stock. Refer to Financial Condition, Liquidity, and Capital Resources for additional discussion.
Change in Unrealized Gains (Losses)
The following table details net change in unrealized gains (losses) for our portfolio for the three months ended September 30, 2025 and September 30, 2024, respectively:

	Three Months Ended September 30,
	2025	2024
Control investments	$14,181	$(174,248)
Affiliate investments	3,764	3,448
Non-control/non-affiliate investments	(17,346)	47,033
Net change in unrealized gains (losses)	$599	$(123,767)

The following table reflects net change in unrealized gains (losses) on investments for the three months ended September 30, 2025:

Net Change in Unrealized Gains (Losses)
First Tower Finance Company LLC	$75,383
QC Holdings TopCo, LLC	20,239
Belnick, LLC (d/b/a The Ubique Group)	20,178
Shoes West, LLC (d/b/a Taos Footwear)	16,498
Town & Country Holdings, Inc.	15,511
NMMB, Inc.	7,269
Verify Diagnostics LLC	6,689
Druid City Infusion, LLC	6,195
Other investments, net	2,713
R-V Industries, Inc.	(11,514)
STG Distribution, LLC	(24,184)
Valley Electric Company, Inc.	(29,221)
First Brands Group(1)	(46,484)
National Property REIT Corp.	(58,673)
Net change in unrealized gains (losses)	$599
(1)On September 29, 2025, First Brands Group, LLC and certain of its affiliates (“First Brands”) filed voluntary petitions for releif under Chapter 11 of the U.S. Bankruptcy Code.

The following table reflects net change in unrealized gains (losses) on investments for the three months ended September 30, 2024:

Net Change in Unrealized Gains (Losses)
Research Now Group, LLC and Dynata, LLC (1)	$47,748
Subordinated Structured Notes, net	22,581
Druid City Infusion, LLC	18,571
First Tower Finance Company LLC	8,319
Credit Central Loan Company, LLC	(6,394)
CCS-CMGC Holdings, Inc.	(8,727)
Redstone Holdco 2 LP	(9,670)
STG Distribution, LLC	(10,708)
Valley Electric Company, Inc.	(11,035)
NMMB, Inc.	(12,978)
Other investments, net	(19,523)
InterDent, Inc.	(66,928)
National Property REIT Corp.	(75,023)
Net change in unrealized gains (losses)	$(123,767)
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

Financial Condition, Liquidity and Capital Resources
For the three months ended September 30, 2025 and September 30, 2024, our operating activities provided $278,992 and provided $173,726 of cash, respectively. The $105,266 increase is primarily driven by a $180,309 decrease in originations, offset by a $52,241 decrease in repayments and sales of investments, and a $7,432 decrease in net reductions to Subordinated Structured Notes and related costs, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. There were no investing activities for the three months ended September 30, 2025 and September 30,

2024. Financing activities used $243,239 and used $202,576 of cash during the three months ended September 30, 2025 and September 30, 2024, respectively, which included dividend payments and distributions to common and preferred stockholders of $88,988 and $93,197, respectively. The $40,663 decrease is primarily driven by a $37,562 decrease in issuance of preferred stock and a $7,878 decrease in net debt issuances, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, to repay outstanding borrowings and to make cash distributions to our stockholders.

Our primary sources of funds have historically been issuances of debt and common equity, and beginning with our year ended June 30, 2021, issuances of preferred equity. We have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the three months ended September 30, 2025, we borrowed $215,000 and we made repayments totaling $387,743 under the Revolving Credit Facility. As of September 30, 2025, our outstanding balance on the Revolving Credit Facility was $683,579. As of September 30, 2025, we had, net of unamortized discount and debt issuance costs, $594,128 outstanding on the Public Notes and $643,484 outstanding on the Prospect Capital InterNotes® (See “Capitalization” above).
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 3.00%. As of September 30, 2025 and June 30, 2025, we had $35,935 and $40,707, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies, of which $14,900 and $15,900 are considered at the Company’s sole discretion. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of September 30, 2025 and June 30, 2025, as they were all floating rate instruments that repriced frequently.
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

During the three months ended September 30, 2025 and September 30, 2024, we did not repurchase shares of Series A Preferred Stock.
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
During the three months ended September 30, 2025, we exchanged an aggregate of 0 Series M1 Preferred Stock. Additionally, during the three months ended September 30, 2025, we exchanged an aggregate of 12,182 Series M3 Preferred Stock for an aggregate of 0 and 12,182 newly-issued Series M4 Preferred Stock and newly-issued Series M5 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act.
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
For so long as the Series A Preferred Stock, the Floating Rate Preferred Stock, or 7.50% Preferred Stock are outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, if dividends on the Preferred Stock have accumulated and been unpaid for a period of two years, a possibility of redemption outside of the Company’s control exists and, in accordance with ASC 480, we have presented our 5.50% Preferred Stock, 6.50% Preferred Stock, and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of September 30, 2025 and June 30, 2025.
The Floating Rate Preferred Stock and 7.50% Preferred Stock are redeemable at the election of the holder at any time; therefore, is probable of redemption outside of the Company’s control. As a result, the Floating Rate Preferred Stock and 7.50% Preferred Stock are classified within temporary equity on our Consolidated Statement of Assets and Liabilities as of September 30, 2025 and are accreted to redemption value upon issuance. Accretion to redemption value is treated as an adjustment to net increase (decrease) in net assets resulting from operations applicable to common stockholders on our Consolidated Statement of Operations.
We determined the estimated value as of September 30, 2025 of our 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock, and 7.50% Preferred Stock was a $25.00 stated value per share. We engaged a third-party valuation service to assist in our determination based on the calculation resulting from the total equity on our Consolidated Statements of Assets and Liabilities in our Quarterly Report on Form 10-Q for the three months ended September 30, 2025 (the “Form 10-Q”), which was prepared in accordance with U.S. generally accepted accounting principles in the United States of America, adjusted for the fair value of our investments (i.e. from our Consolidated Schedule of Investments) and total liabilities, divided by the number of shares of our Preferred Stock outstanding. Based on this methodology and because the result from the calculation above is greater than the $25.00 per share stated value of our 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock, and 7.50% Preferred Stock, the estimated value of our 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock, and 7.50% Preferred Stock as of September 30, 2025 is $25.00 per share.
Common Stock
Our common stockholders’ equity accounts as of September 30, 2025 and June 30, 2025 reflect cumulative shares issued, net of shares previously repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemptions Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
We did not repurchase any shares of our common stock under the Repurchase Program for the three months ended September 30, 2025 and September 30, 2024. As of September 30, 2025, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.

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
Recent Developments
On November 6, 2025, we announced the declaration of monthly dividends for our for 7.50% Preferred Stock holders of record on the following dates based on an annualized rate equal to 7.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January, February, or March as a result), as follows:

Monthly Cash 7.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
December 2025	12/22/2025	1/2/2026	$0.156250
January 2026	1/21/2026	2/2/2026	$0.156250
February 2026	2/18/2026	3/2/2026	$0.156250
On November 6, 2025, we announced the declaration of monthly dividends for our Floating Rate Preferred Stock for holders of record on the following dates based on an annualized rate equal to 6.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January, February, or March as a result), authorized on November 4, 2025, as follows:

Monthly Cash Floating Rate Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
December 2025	12/22/2025	1/2/2026	$0.135417
January 2026	1/21/2026	2/2/2026	$0.135417
February 2026	2/18/2026	3/2/2026	$0.135417
On November 6, 2025, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January, February, or March as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
December 2025	12/22/2025	1/2/2026	$0.114583
January 2026	1/21/2026	2/2/2026	$0.114583
February 2026	2/18/2026	3/2/2026	$0.114583
On November 6, 2025, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 6.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January, February, or March as a result), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
December 2025	12/22/2025	1/2/2026	$0.135417
January 2026	1/21/2026	2/2/2026	$0.135417
February 2026	2/18/2026	3/2/2026	$0.135417

On November 6, 2025, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in February as a result), as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
November 2025 - January 2025	1/21/2026	2/2/2026	$0.334375
On November 6, 2025, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
November 2025	11/25/2025	12/18/2025	$0.0450
December 2025	12/29/2025	1/21/2026	$0.0450
January 2026	1/28/2026	2/18/2026	$0.0450

On October 30, 2025 we issued approximately $167,637 in aggregate principal amount of 5.50% Series A Notes due 2030 (the “5.50% 2030 Notes”) pursuant to a deed of trust, dated as of October 28, 2025, between the Company and Mishmeret Trust Company Ltd., as trustee (the “Deed of Trust”). The 5.50% 2030 Notes offering in Israel closed on October 30, 2025 and the 5.50% 2030 Notes are listed and commenced trading on the Tel Aviv Stock Exchange Ltd. (the “TASE”) on November 2, 2025. The 5.50% 2030 Notes are denominated in Israeli Shekels. After the deduction of offering discounts, fees and other offering expenses, we received net proceeds of approximately $159,807, which we intend to use primarily for the refinancing of existing indebtedness including, but not limited to, the repayment of borrowings under the Revolving Credit Facility. We intend to use the remainder of the net proceeds from the offering, if any, to maintain balance sheet liquidity, including to make investments in high quality short-term debt instruments, and to make other long-term investments in accordance with our investment objectives. The 5.50% 2030 Notes are rated ilAA- by S&P Global Ratings Maalot Ltd.
The 5.50% 2030 Notes will mature on December 31, 2030 and will bear interest at a rate of 5.50% per annum payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2026. The 5.50% 2030 Notes will be general senior unsecured obligations of the Company, will rank equally in right of payment with our existing and future senior unsecured debt, and will rank senior in right of payment to any potential subordinated debt, should any be issued in the future.
After 60 days from the date on which the 5.50% 2030 Notes are listed for trading on the TASE, we may redeem the 5.50% 2030 Notes, at our option, in whole or in part, at any time or from time to time, at a redemption price equal to the greater of (i) par plus accrued and unpaid interest on the 5.50% 2030 Notes, if any, up to but excluding the date of redemption, (ii) the average closing price of the 5.50% 2030 Notes over the 30 trading days preceding our Board of Directors’ resolution approving the redemption and (iii) the discounted value of the remaining payments under the 5.50% 2030 Notes, as set forth in the Deed of Trust.
The Deed of Trust contains other terms and conditions, including, without limitation, affirmative and negative covenants, such as minimum total equity (common equity plus preferred equity), a maximum ratio of net debt to total assets, a minimum ratio of total equity (common equity plus preferred equity) to total assets, and a negative pledge. These and other covenants are subject to important limitations and exceptions that are described in the Deed of Trust. In addition, the Deed of Trust contains customary events of default, with customary cure and notice periods, for a notes offering in Israel. Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2025, we are in compliance with the financial covenants of the Deed of Trust.
On November 2, 2025, the Company’s shares of common stock listed and commenced trading on the TASE under the ticker symbol “PSEC”.

In connection with the issuance of the 5.50% 2030 Notes, the Company entered into foreign exchange forward contracts in an aggregate notional amount equal to the expected interest and principal payments under the 5.50% 2030 Notes, thereby substantially mitigating foreign exchange risk associated with the 5.50% 2030 Notes, which are denominated in Israeli shekel.

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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. All of our investments carried at fair value are classified as Level 2 or Level 3 as of September 30, 2025 and June 30, 2025, with a significant portion of our investments classified as Level 3.
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
Our investments that are classified as Level 3 are primarily valued utilizing a discounted cash flow, enterprise value (“EV”) waterfall, asset recovery analysis, deficiency claims analysis, or an option pricing model. The discounted cash flow converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The fair value measurement is based on the net present value indicated by current market expectations about those future amounts. Under the EV waterfall, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market (multiples) valuation approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent merger and acquisitions transactions, and/or a discounted cash flow. The asset recovery analysis is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The deficiency claim analysis approximates the potential recoveries from claims after liquidation. The option pricing model considers the optionality of certain equity positions when there is a limitation to exit or effectuate a sale. The model utilizes the underlying price, the strike or exercise price, interest rate, volatility, and time to expiration date.
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
At September 30, 2025, $3,300,584, $3,118,753, $28,834, $24,352, and $8,293 of our total investments were valued using the discounted cash flow, enterprise value waterfall, option pricing model, asset recovery analysis, and deficiency claims analysis, respectively, compared to $3,623,701, $2,909,659, $27,014, $24,577, and $6,500, respectively, at June 30, 2025.
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

Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the SOFR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a SOFR floor. Our loans typically have durations of one, three or six months after which they reset to current market interest rates. As of September 30, 2025, 75.65% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility and Floating Rate Preferred Stock that pay interest and monthly dividends, respectively, that is based on floating SOFR rates. Interest on borrowings under the revolving credit facility is one-month SOFR plus 205 basis points with no minimum SOFR floor and there is $683,579 of outstanding borrowings as of September 30, 2025. Dividends for the Floating Rate Preferred Stock are equal to one-month Term SOFR (which will reset upon each dividend declaration by the Board of Directors) plus 2.00%, subject to a minimum and maximum annualized dividend rate of 6.50% and 8.00%, respectively. There are 9,144,046 shares of the Floating Rate Preferred Stock outstanding as of September 30, 2025. See Note 9. Equity Offerings, Offering Expenses, and Distributions for further discussion on our Floating Rate Preferred Stock. The Convertible Notes, Public Notes, Prospect Capital InterNotes® and remaining Preferred Stock bear interest at fixed rates.
The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in Subordinated Structured Notes) to our loan portfolio and outstanding debt as of September 30, 2025, assuming no changes in our investment and borrowing structure:

Basis Point Change	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Income(1)
Up 300 basis points	$91,814	$20,507	$71,307
Up 200 basis points	$60,741	$13,672	$47,069
Up 100 basis points	$29,961	$6,836	$23,125
Down 100 basis points	$(29,861)	$(6,836)	$(23,025)
Down 200 basis points	$(53,039)	$(13,672)	$(39,367)
Down 300 basis points	$(72,019)	$(20,507)	$(51,512)
(1)Excludes the impact of income incentive fee and does not reflect dividends paid on preferred stock, including the preferred stock that pay dividends based on a floating rate, since those dividends do not reduce net investment income on our Consolidated Statement of Operations. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of September 30, 2025 the one and three month SOFR were 4.13% and 3.98%, respectively.
We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the period ended September 30, 2025, we did not engage in hedging activities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2025, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are not aware of any material legal proceedings as of September 30, 2025.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2025, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. (All figures in this item are in thousands except share, per share and other data.)
Risks Relating to Our Business
Macroeconomic uncertainty could have a significant adverse effect on our business, financial condition and results of operations
The three months ended September 30, 2025 have been characterized by continued uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, ongoing political and regulatory uncertainty, including potential shifts in U.S. trade policy and the imposition of new tariffs, as well as geopolitical instability stemming from the conflicts in Ukraine and the Middle East.
Although inflation generally decelerated throughout 2024 and during the first quarter of 2025 due to central bank monetary tightening, including maintaining elevated interest rates, it remains above target levels set by central banks, including the Federal Reserve. Despite three interest rate cuts by the Federal Reserve in the latter part of 2024, the Federal Reserve kept rates constant during March 2025 and rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023. Heightened interest rates can dampen consumer spending and slow corporate profit growth, negatively impacting our portfolio companies, particularly those vulnerable to economic downturns or recessions. While further interest rate hikes are not expected at this time, any renewed increases could lead to a rise in non-performing assets and decline in portfolio value if investment write-downs become necessary. It remains difficult to predict the full impact of recent and any future changes with respect to interest rates or inflation.
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
•Convertible or exchangeable securities, such as the convertible notes that may be issued in the future (including certain of the Preferred Stock (as defined herein)), may have rights, preferences and privileges more favorable than those of our common stock including, in the case of the Preferred Stock, the statutory right under the 1940 Act to vote, as a separate class, on the election of two of our directors and approval of certain fundamental transactions in certain circumstances;
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
The below calculation assumes (i) $7.0 billion in total assets, (ii) an average cost of funds of 5.75% (including preferred dividend payments), (iii) $1.9 billion in debt outstanding, (iv) $0.7 billion in liquidation preference of preferred stock paying a 5.50% annual dividend outstanding, (v) $0.65 billion in liquidation preference of preferred stock paying a 6.50% annual dividend outstanding, (vi) $0.13 billion in liquidation preference of preferred stock paying a 5.35% annual dividend outstanding, (vii) $0.2 billion in liquidation preference of the Floating Rate Preferred Stock paying a 6.50% annual dividend (based on the floating rate as of October 31, 2025) outstanding, (viii) $0.45 billion in liquidation preference of preferred stock paying a 7.50% annual dividend outstanding and (ix) $3.0 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(1)	(32.2)%	(20.2)%	(8.1)%	3.9%	16.0%
The below calculation assumes (i) $7.0 billion in total assets, (ii) an average cost of funds of 5.63% (including preferred dividend payments), (iii) $1.9 billion in debt outstanding, (iv) $0.13 billion in liquidation preference of preferred stock paying a 5.35% annual dividend outstanding, (v) $0.2 billion in liquidation preference of the Floating Rate Preferred Stock paying a 6.50% annual dividend (based on the floating rate as of October 31, 2025) outstanding, (vi) $0.45 billion in liquidation preference of preferred stock paying a 7.50% annual dividend outstanding and (vii) $4.2 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(2)	(20.1)%	(11.9)%	(3.7)%	4.6%	12.8%

(1) Assumes no conversion of preferred stock to common stock.
(2) Assumes the conversion of $1.3 billion in preferred stock at a conversion rate based on a Holder Optional Conversion Fee (as defined in the Prospectus Supplement relating to the applicable offering) of 9.00% of the maximum public offering price disclosed within the applicable prospectus supplements for shares of preferred stock which are subject to such Holder Optional Conversion Fee.
The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.
Pursuant to SEC regulations, this table is calculated as of September 30, 2025. As a result, it has not been updated to take into account any changes in assets or leverage since September 30, 2025.
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
We did not repurchase any shares of our common stock under the Repurchase Program for the three months ended September 30, 2025.
As of September 30, 2025, the approximate dollar value of shares that may yet be purchased under the plan is $65.9 million.
On June 16, 2022, our Board of Directors authorized the repurchase of up to 1.5 million shares our Series A Preferred Stock and further on October 11, 2023, authorized any and all outstanding Series A Preferred Stock to be repurchased. The manner, price, volume and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. There were no repurchases during the three months ended September 30, 2025.
During the three months ended September 30, 2025, we exchanged an aggregate of 12,182 Series M3 Preferred Stock for an aggregate of 12,182 of newly-issued Series M5 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act. Section 3(a)(9) provides that the registration requirements of the Securities Act will not apply to “any security exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.” We have no contract, arrangement or understanding relating to, and will not, directly or indirectly, pay any commission or other remuneration to any broker, dealer, salesperson, agent or any other person for soliciting exchanges in the exchange offer.
The shares of Series M5 Preferred Stock issued in the exchange were issued in each case to an existing security holder of the Company, along with cash in respect of accrued but unpaid dividends on the exchanged securities, plus any fractional amount of a Series M3 Preferred Stock exchanged multiplied by $25.00 in cash, exclusively in exchange for such holder’s securities and no commission or other remuneration was paid or given for soliciting the exchange. The Series M3 Preferred Stock are convertible at the option of the holder. See Note 9 for further discussion of the features of the Series M1 Preferred Stock, Series M3 Preferred Stock, Series M4 Preferred Stock and Series M5 Preferred Stock. Other exceptions may apply.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended September 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Our common stock is traded on the NASDAQ Global Select Market under the symbol “PSEC.”
The following table sets forth, for the quarterly reporting periods indicated, the net asset value per common share of our common stock and the high and low sales prices for our common stock, as reported on the NASDAQ Global Select Market. Our common stock historically has traded at prices both above and below its net asset value. There can be no assurance, however, that such premium or discount, as applicable, to net asset value will be maintained. See also “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended June 30, 2025 for additional information about the risks and uncertainties we face.

		Stock Price		Premium (Discount) of High to NAV	Premium (Discount) of Low to NAV
	NAV(1)	High(2)	Low(2)
Year Ended June 30, 2024
First quarter	$9.25	$6.65	$5.94	(28.1)%	(35.8)%
Second quarter	8.92	6.18	5.08	(30.7)%	(43.0)%
Third quarter	8.99	6.24	5.33	(30.6)%	(40.7)%
Fourth quarter	8.74	5.69	5.21	(34.9)%	(40.4)%
Year Ended June 30, 2025
First quarter	$8.10	$5.60	$4.75	(30.9)%	(41.4)%
Second quarter	7.84	5.34	4.16	(31.9)%	(46.9)%
Third quarter	7.25	4.45	4.10	(38.6)%	(43.4)%
Fourth quarter	6.56	4.06	3.14	(38.1)%	(52.1)%
Twelve Months Ending June 30, 2026
First quarter	$6.45	$3.47	$2.59	(46.2)%	(59.8)%
(1) Net asset value per common share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per common share on the date of the high or low sales price. The NAVs shown are based on outstanding shares of our common stock at the end of each period.
(2) The High/Low Stock Price is calculated as of the closing price on a given day in the applicable quarter.
As of November 5, 2025, we had approximately 205 stockholders of record.
The below table sets forth each class of our outstanding securities as of November 5, 2025:

Title of Class of Securities	Amount Authorized	Amount Held by Registrant or for its Account	Amount Outstanding Exclusive of Amount held by Registrant or for its Account
Common Stock	1,152,100,000	—	470,910,990	shares
Preferred Stock	847,900,000	—	70,476,894	shares
3.364% 2026 Notes	$300,000	—	$300,000
3.437% 2028 Notes	$300,000	—	$279,750
5.50% 2030 Notes	$167,637	—	$167,637	(2)
Prospect Capital InterNotes®	$1,000,000	—	$653,371	(1)
(1) Prospect Capital InterNotes® amount outstanding includes settlements occurring on or before the filing date of the 10-Q for the quarterly period ended September 30, 2025.
(2) On October 30, 2025 we issued approximately $167,637 in aggregate principal amount of 5.50% Series A Notes due 2030 (the “5.50% 2030 Notes”) pursuant to a deed of trust, dated as of October 28, 2025, between the Company and Mishmeret Trust Company Ltd., as trustee (the “Deed of Trust”). See Note 18 for further disclosure.

Recent Sales of Common Stock Below Net Asset Value
At our 2009, 2010, 2011, 2012 and 2013 annual meeting of stockholders, and at special meetings of stockholders held on June 12, 2020, June 11, 2021, June 10, 2022, June 9, 2023, June 10, 2024, and June 17, 2025 our stockholders approved our ability to sell shares of our common stock at a price or prices below our NAV per common share at the time of sale in one or more offerings. The current approval to sell shares of our common stock below our NAV per common share is valid until June 17, 2026 and subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of our outstanding common stock immediately prior to such sale). Accordingly, we may make offerings of our common stock without any limitation on the total amount of dilution to stockholders. Our prospectus supplement and accompanying prospectus relating to this offering contains additional information about these offerings. Pursuant to the authority granted by our stockholders and the approval of our Board of Directors, we have made the following offerings below NAV per common share:

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

FEES AND EXPENSES
The following tables are intended to assist you in understanding the costs and expenses that an investor in shares of common stock will bear directly or indirectly. The sales load and offering expenses shown in the table below will be paid for by the Company and will be indirectly borne by holders of our common stock and not by the holders of Preferred Stock prior to any conversion of such Preferred Stock to common stock. We caution you that some of the percentages indicated in the table below are estimates and may vary. These tables are based on our assets and common stock outstanding as of September 30, 2025, except that we assume that we have issued all shares of preferred stock the Company is authorized to issue, and that we have borrowed $2.1 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.25 billion.
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

Stockholder transaction expenses:
Sales Load (as a percentage of offering price) (1)	—
Offering expenses borne by the Company (as a percentage of offering price) (2)	—
Preferred Stock Dividend reinvestment plan expenses (3)	$15.00
Total stockholder transaction expenses (as a percentage of offering price):	—
Annual expenses (as a percentage of net assets attributable to common stock):
Management fees (4)	5.69%
Incentive fees payable under Investment Advisory Agreement (20% of realized capital gains and 20% of pre-incentive fee net investment income) (5)	0.17%
Total advisory fees	5.86%
Total interest expenses (6)	6.55%
Other expenses (7)	1.30%
Total annual expenses (5)(7)(8)	13.71%
Dividends on Preferred Stock (9)	4.59%
Total annual expenses after dividends on Preferred Stock	18.30%
Example
The following table demonstrates the projected dollar amount of cumulative expenses we would pay out of net assets and that common stockholders would indirectly bear over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we assume that we have issued all shares of preferred stock the Company is authorized to issue, and that we have borrowed $2.1 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.25 billion, and that our annual operating expenses would remain at the levels set forth in the table above and that we would pay the costs shown in the table above.

	1 Year	3 Years	5 Years	10 Years
Common stockholders would pay the following expenses on a $1,000 investment, assuming a 5% annual return*	$253	$521	$724	$1,039
Common stockholders would pay the following expenses on a $1,000 investment, assuming a 5% annual return**	$262	$541	$746	$1,054

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

(4)    Our base management fee is 2% of our gross assets (which include any amount borrowed, i.e., total assets without deduction for any liabilities, including any borrowed amounts for non-investment purposes, for which purpose we have not and have no intention of borrowing). Although no plans are in place to borrow the full amount under our line of credit, assuming that we borrowed $2.1 billion, the 2% management fee of gross assets equals approximately 5.69% of net assets.

(5)    Based on our net investment income and realized capital gains, less realized and unrealized capital losses, earned on our portfolio for the three months ended September 30, 2025, all of which consisted of an income incentive fee. This historical amount has been adjusted to reflect the issuance of 96,187,000 shares of preferred stock. The capital gain incentive fee is paid without regard to pre-incentive fee income. For a more detailed discussion of the calculation of the two-part incentive fee, see “Management Services-Investment Advisory Agreement” in the prospectus.

(6)    As of September 30, 2025, we had $1.25 billion outstanding of Unsecured Notes (as defined below) in various maturities, ranging from October 15, 2025 to March 15, 2052, and interest rates, ranging from 2.25% to 8.00%, some of which are convertible into shares of the Company’s common stock at various conversion rates.

(7)    “Other expenses” are based on estimated amounts for the current fiscal year. The expenses of the Preferred Dividend Reinvestment Plan are included in “other expenses”. See “Capitalization” in the applicable prospectus supplement. The amount shown above represents annualized expenses during our three months ended September 30, 2025 representing all of our estimated recurring operating expenses (except fees and expenses reported in other items of this table) that are deducted from our operating income and reflected as expenses in our Consolidated Statement of Operations. The estimate of our overhead expenses, including payments under an administration agreement with Prospect Administration, or the Administration Agreement is based on our projected allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations under the Administration Agreement. See “Business-Management Services-Administration Agreement” in the applicable prospectus.

(8)    If all 53,467,235 outstanding 5.50% Preferred Stock and 6.50% Preferred Stock were converted into common stock and assuming all the Series A1 and Series A3 pay a Holder Optional Conversion Fee of 9.00% and all the Series A2 Preferred Stock pay a Holder Optional Conversion Fee of 7.50% of the maximum public offering price disclosed within the applicable prospectus supplement, then management fees would be 4.04%, incentive fees payable under our Investment Advisory Agreement would be 0.12%, total advisory fees would be 4.16%, total interest expenses would be 4.66%, other expenses would be 0.93%, and total annual expenses would be 9.75% of net assets attributable to our common stock .

(9)     Based on the 5.50% per annum dividend rate applicable to the Series A1 Shares, M1 Shares, M2 Shares, AA1 Shares, MM1 Shares, and A2 Shares. Also based on the 5.35% per annum dividend rate applicable to the A Shares. Also based on the 6.50% per annum dividend rate applicable to the Series A3 Shares, M3 Shares, AA2 Shares, and MM2 Shares, the 6.50% annualized dividend rate applicable to Floating Rate Preferred Stock based on the floating rate as of October 31, 2025 and the 7.50% per annum dividend rate applicable to the Series A5 Shares and M5 Shares. Other series of preferred stock, including other series of preferred stock being sold in different offerings, may bear different annual dividend rates. No dividend will be paid on shares of Preferred Stock after they have been converted to shares of common stock.
Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
3.3	Articles of Amendment(3)
3.4	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (4)
3.5	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (5)
3.6	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(6)
3.7	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(7)
3.8	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(8)
3.9	Certificate of Correction to Articles Supplementary of Prospect Capital Corporation(9)
3.10	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(10)
3.11	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(11)
3.12	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(12)
3.13	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(13)
3.14	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(14)
3.15	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation - Preferred Stock, Series A4, Preferred Stock Series M4(15)
3.16	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation - Convertible Preferred Stock(16)
3.17	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(17)
3.18	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(18)
3.19	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(19)
4.1	One Thousand Five Hundred Thirty-Fifth Supplemental Indenture dated as of July 3, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(20)
4.2	One Thousand Five Hundred Thirty-Sixth Supplemental Indenture dated as of July 3, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(20)
4.3	One Thousand Five Hundred Thirty-Seventh Supplemental Indenture dated as of July 3, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(20)
4.4	One Thousand Five Hundred Thirty-Eighth Supplemental Indenture dated as of July 10, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(21)
4.5	One Thousand Five Hundred Thirty-Ninth Supplemental Indenture dated as of July 10, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(21)
4.6	One Thousand Five Hundred Fortieth Supplemental Indenture dated as of July 10, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(21)

Exhibit No.
4.7	One Thousand Five Hundred Forty-First Supplemental Indenture dated as of July 17, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(22)
4.8	One Thousand Five Hundred Forty-Second Supplemental Indenture dated as of July 17, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(22)
4.9	One Thousand Five Hundred Forty-Third Supplemental Indenture dated as of July 17, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(22)
4.10	One Thousand Five Hundred Forty-Fourth Supplemental Indenture dated as of July 24, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(23)
4.11	One Thousand Five Hundred Forty-Fifth Supplemental Indenture dated as of July 24, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(23)
4.12	One Thousand Five Hundred Forty-Sixth Supplemental Indenture dated as of July 24, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(23)
4.13	One Thousand Five Hundred Forty-Seventh Supplemental Indenture dated as of July 31, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(24)
4.14	One Thousand Five Hundred Forty-Eighth Supplemental Indenture dated as of July 31, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(24)
4.15	One Thousand Five Hundred Forty-Ninth Supplemental Indenture dated as of July 31, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(24)
4.16	One Thousand Five Hundred Fiftieth Supplemental Indenture dated as of August 7, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(25)
4.17	One Thousand Five Hundred Fifty-First Supplemental Indenture dated as of August 7, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(25)
4.18	One Thousand Five Hundred Fifty-Second Supplemental Indenture dated as of August 7, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(25)
4.19	One Thousand Five Hundred Fifty-Third Supplemental Indenture dated as of August 14, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(26)
4.20	One Thousand Five Hundred Fifty-Fourth Supplemental Indenture dated as of August 14, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(26)
4.21	One Thousand Five Hundred Fifty-Fifth Supplemental Indenture dated as of August 14, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(26)
4.22	One Thousand Five Hundred Fifty-Sixth Supplemental Indenture dated as of August 21, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(27)
4.23	One Thousand Five Hundred Fifty-Seventh Supplemental Indenture dated as of August 21, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(27)
4.24	One Thousand Five Hundred Fifty-Eighth Supplemental Indenture dated as of August 21, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(27)
4.25	One Thousand Five Hundred Fifty-Ninth Supplemental Indenture dated as of August 28, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(28)
4.26	One Thousand Five Hundred Sixtieth Supplemental Indenture dated as of August 28, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(28)
4.27	One Thousand Five Hundred Sixty-First Supplemental Indenture dated as of August 28, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(28)
4.28	One Thousand Five Hundred Sixty-Second Supplemental Indenture dated as of September 11, 2025, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2028(29)
4.29	One Thousand Five Hundred Sixty-Third Supplemental Indenture dated as of September 11, 2025, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2030(29)
4.30	One Thousand Five Hundred Sixty-Fourth Supplemental Indenture dated as of September 11, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2032(29)
4.31	One Thousand Five Hundred Sixty-Fifth Supplemental Indenture dated as of September 18, 2025, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2028(30)
4.32	One Thousand Five Hundred Sixty-Sixth Supplemental Indenture dated as of September 18, 2025, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2030(30)
4.33	One Thousand Five Hundred Sixty-Seventh Supplemental Indenture dated as of September 18, 2025, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2032(30)
4.34	One Thousand Five Hundred Sixty-Eighth Supplemental Indenture dated as of September 25, 2025, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2028(31)
4.35	One Thousand Five Hundred Sixty-Ninth Supplemental Indenture dated as of September 25, 2025, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2030(31)

Exhibit No.
4.36	One Thousand Five Hundred Seventieth Supplemental Indenture dated as of September 25, 2025, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2032(31)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on August 4, 2020.
(4)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on August 4, 2020.
(5)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on November 4, 2020.
(6)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on November 4, 2020.
(7)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 57 to the Registration Statement on Form N-2, filed on May 20, 2021.
(8)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 65 to the Registration Statement on Form N-2, filed on July 15, 2021.
(9)	Incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K, filed on July 19, 2021.
(10)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(11)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on June 9, 2022.
(12)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(13)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(14)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on February 13, 2023.
(15)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 29, 2023.
(16)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on December 29, 2023.
(17)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on January 25, 2024.
(18)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 17, 2024.
(19)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 30, 2024.
(20)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 102 to the Registration Statement on Form N-2, filed on July 3, 2025.
(21)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 103 to the Registration Statement on Form N-2, filed on July 10, 2025.
(22)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 104 to the Registration Statement on Form N-2, filed on July 17, 2025.
(23)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 105 to the Registration Statement on Form N-2, filed on July 24, 2025.
(24)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 106 to the Registration Statement on Form N-2, filed on July 31, 2025.
(25)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 107 to the Registration Statement on Form N-2, filed on August 7, 2025.
(26)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 108 to the Registration Statement on Form N-2, filed on August 14, 2025.

(27)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 109 to the Registration Statement on Form N-2, filed on August 21, 2025.
(28)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 110 to the Registration Statement on Form N-2, filed on August 28, 2025.
(29)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 111 to the Registration Statement on Form N-2, filed on September 11, 2025.
(30)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 112 to the Registration Statement on Form N-2, filed on September 18, 2025.
(31)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 113 to the Registration Statement on Form N-2, filed on September 25, 2025.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT CAPITAL CORPORATION

November 6, 2025	By:	/s/ JOHN F. BARRY III
Date		John F. Barry III
Chairman of the Board and Chief Executive Officer

November 6, 2025	By:	/s/ KRISTIN L. VAN DASK
Date		Kristin L. Van Dask
Chief Financial Officer