Form 10-Q
period 2025-12-31
PROSPECT CAPITAL CORP
filed 2026-02-09
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
As of February 6, 2026, there were 482,489,809 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
	Forward-Looking Statements	3
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of December 31, 2025 (unaudited) and June 30, 2025	4
	Consolidated Statements of Operations for the three and six months ended December 31, 2025 and December 31, 2024 (unaudited)	5
	Consolidated Statements of Other Comprehensive Income for the three and six months ended December 31, 2025 and December 31, 2024 (unaudited)	7
	Consolidated Statements of Changes in Net Assets and Temporary Equity for the three and six months ended December 31, 2025 and December 31, 2024 (unaudited)	8
	Consolidated Statements of Cash Flows for the six months ended December 31, 2025 and December 31, 2024 (unaudited)	11
	Consolidated Schedules of Investments as of December 31, 2025 (unaudited) and June 30, 2025	13
	Notes to Consolidated Financial Statements (unaudited)	59
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	134
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	172
Item 4.	Controls and Procedures	174
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	175
Item 1A.	Risk Factors	175
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	178
Item 3.	Defaults Upon Senior Securities	178
Item 4.	Mine Safety Disclosures	178
Item 5.	Other Information	179
Item 6.	Exhibits	183
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

PART I
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	December 31, 2025	June 30, 2025

	(Unaudited)
Assets
Investments at fair value:
Control investments (amortized cost of $3,364,482 and $3,416,244, respectively)(Note 14)	$3,695,903	$3,696,367
Affiliate investments (amortized cost of $12,835 and $11,735, respectively)	33,902	27,057
Non-control/non-affiliate investments (amortized cost of $3,012,298 and $3,265,522, respectively)	2,711,731	2,950,092
Total investments at fair value (amortized cost of $6,389,615 and $6,693,501, respectively)(Note 3)	6,441,536	6,673,516
Cash and cash equivalents (restricted cash of $3,562 and $4,282, respectively)	38,059	50,788
Receivables for:
Interest, net	22,035	25,144
Other	6,782	1,642
Deferred financing costs on Revolving Credit Facility (Note 4)	16,466	18,842
Due from Prospect Administration (Note 13)	5,448	—
Due from broker	2,730	33,393
Prepaid expenses	985	1,488
Derivative Assets, at fair value (Note 6)	484	—
Due from Affiliate (Note 13)	53	125
Total Assets	6,534,578	6,804,938
Liabilities
Revolving Credit Facility (Notes 4 and 8)	512,343	856,322
Public Notes (less unamortized discount and debt issuance costs of $12,462 and $6,556, respectively) (Notes 6 and 8)	706,103	593,444
Prospect Capital InterNotes® (less unamortized debt issuance costs of $7,982 and $8,687, respectively) (Notes 7 and 8)	629,250	638,545
Due to Prospect Capital Management (Note 13)	48,968	41,757
Dividends payable	29,783	28,836
Interest payable	15,800	15,116
Due to broker	6,047	5,639
Accrued expenses	2,876	3,490
Due to Prospect Administration (Note 13)	—	2,602
Derivative Liabilities, at fair value (Note 6)	968	—
Other liabilities	188	515
Total Liabilities	1,952,326	2,186,266
Commitments and Contingencies (Note 3 and Note 15)
Preferred Stock, par value $0.001 per share (847,900,000 and 847,900,000 shares of preferred stock authorized; 70,562,640 and 70,915,937 issued and outstanding, respectively) (Note 9)	1,623,497	1,629,900
Net Assets Applicable to Common Shares	$2,958,755	$2,988,772
Components of Net Assets Applicable to Common Shares and Net Assets, respectively
Common stock, par value $0.001 per share (1,152,100,000 and 1,152,100,000 common shares authorized; 476,461,879 and 455,902,826 issued and outstanding, respectively) (Note 9)	476	456
Paid-in capital in excess of par (Note 9 and 12)	4,300,694	4,242,196
Accumulated other comprehensive income (loss)	(3,759)	—
Distributions in excess of earnings (Note 12)	(1,338,656)	(1,253,880)
Net Assets Applicable to Common Shares	$2,958,755	$2,988,772
Net Asset Value Per Common Share (Note 16)	$6.21	$6.56

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Investment Income
Interest income (excluding payment-in-kind (“PIK”) interest income):
Control investments	$58,329	$57,386	$117,545	$109,768
Non-control/non-affiliate investments	75,575	87,159	153,337	182,069
Structured credit securities	—	4,054	—	8,233
Total interest income (excluding PIK interest income)	133,904	148,599	270,882	300,070
PIK interest income:
Control investments	12,490	13,884	24,284	33,594
Non-control/non-affiliate investments	2,654	6,315	6,276	19,749
Total PIK Interest Income	15,144	20,199	30,560	53,343
Total interest income (Note 2)	149,048	168,798	301,442	353,413
Dividend income:
Control investments	17,038	4,387	17,915	4,387
Affiliate investments	985	—	985	141
Non-control/non-affiliate investments	5,961	2,574	8,657	4,843
Total dividend income	23,984	6,961	27,557	9,371
Other income:
Control investments	392	8,416	746	15,383
Non-control/non-affiliate investments	2,578	1,291	3,881	3,607
Total other income (Note 10)	2,970	9,707	4,627	18,990
Total Investment Income	176,002	185,466	333,626	381,774
Operating Expenses
Base management fee (Note 13)	32,932	37,069	66,549	75,675
Income incentive fee (Note 13)	16,035	13,632	17,269	29,312
Interest and credit facility expenses	32,790	37,979	66,477	77,739
Allocation of overhead from Prospect Administration (Note 13)	23	5,708	5,547	11,416
Audit, compliance and tax related fees	(239)	80	660	1,800
Directors’ fees	150	150	300	300
Other general and administrative expenses	3,423	4,417	6,586	9,224
Total Operating Expenses	85,114	99,035	163,388	205,466
Net Investment Income	90,888	86,431	170,238	176,308
Net Realized and Net Change in Unrealized Gains (Losses) from Investments
Net realized gains (losses)
Control investments	(66,216)	3	(65,369)	6,370
Non-control/non-affiliate investments	(75,087)	(46,656)	(77,825)	(153,393)
Net realized gains (losses)	(141,303)	(46,653)	(143,194)	(147,023)
Net change in unrealized gains (losses)
Control investments	37,117	30,419	51,298	(143,829)
Affiliate investments	1,982	(1,446)	5,746	2,002
Non-control/non-affiliate investments	32,208	(69,053)	14,862	(22,020)
Net change in unrealized gains (losses)	71,307	(40,080)	71,906	(163,847)
Net Realized and Net Change in Unrealized Gains (Losses) from Investments	(69,996)	(86,733)	(71,288)	(310,870)
Net realized gains (losses) on extinguishment of debt	2,896	236	2,819	484
Net realized gains (losses) from derivative instruments and foreign currency transactions	(224)	—	(224)	—
Net change in unrealized gains (losses) from derivative instruments and foreign currency transactions	155	—	155	—
Net Increase (Decrease) in Net Assets Resulting from Operations	23,719	(66)	101,700	(134,078)
Preferred Stock dividends	(26,740)	(26,228)	(53,507)	(53,385)
Net gain (loss) on redemptions of Preferred Stock	(1,349)	(906)	(2,711)	1,398
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Gain (loss) on Accretion to Redemption Value of Preferred Stock	(2,206)	(3,793)	(3,971)	(9,997)
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stockholders	$(6,576)	$(30,993)	$41,511	$(196,062)
Basic and diluted earnings (loss) per common share (Note 11)
Basic	$(0.01)	$(0.07)	$0.09	$(0.45)
Diluted	$(0.01)	$(0.07)	$0.08	$(0.45)
Weighted-average shares of common stock outstanding (Note 11)
Basic	472,257,137	436,687,429	466,806,584	432,780,318
Diluted	472,257,137	436,687,429	895,122,730	432,780,318
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net Increase (Decrease) in Net Assets Resulting from Operations	$23,719	$(66)	$101,700	$(134,078)

Other comprehensive income (loss):
Gains (losses) on derivative instruments designated as cash flow hedges	467	—	467	—
Gains (losses) on excluded components relating to forward points	(4,226)	—	(4,226)	—
Total other comprehensive income (loss)	(3,759)	—	(3,759)	—

Total comprehensive income (loss)	$19,960	$(66)	$97,941	$(134,078)
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS AND TEMPORARY EQUITY
(in thousands, except share and per share data)
(Unaudited)

	Preferred Stock Classified as Temporary Equity		Common Stock
Three Months Ended December 31, 2025	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Accumulated Other Comprehensive Income	Distributions in excess of earnings (1)	Total Net Assets
Balance as of September 30, 2025(1)	70,649,762	$1,624,519	465,916,352	$466	$4,272,510	$—	$(1,268,186)	$3,004,790
Net Increase (Decrease) in Net Assets and Temporary Equity Resulting from Operations:
Net investment income							90,888	90,888
Net realized losses							(142,186)	(142,186)
Net change in unrealized gains							71,462	71,462
Other Comprehensive Income (Loss):
Gain (loss) on derivatives designated as cash flow hedges						467		467
Gains (losses) on excluded components relating to forward points						(4,226)		(4,226)
Distributions to Shareholders(Note 12)(1)
Distributions from earnings							(90,634)	(90,634)
Capital Transactions
Issuance of preferred stock	872,656	18,814
Accretion of preferred stock to redemption value		2,206
Shares issued through reinvestment of dividends	40,286	964	2,637,333	3	6,618			6,621
Redemption of preferred stock	(113,803)	(2,845)
Conversion of preferred stock to common stock	(886,261)	(20,166)	7,908,194	7	21,566			21,573
Net increase (decrease) in preferred dividend accrual		5
Total increase (decrease) for the three months ended December 31, 2025	(87,122)	(1,022)	10,545,527	10	28,184	(3,759)	(70,470)	(46,035)
Balance as of December 31, 2025	70,562,640	$1,623,497	476,461,879	$476	$4,300,694	$(3,759)	$(1,338,656)	$2,958,755

	Preferred Stock Classified as Temporary Equity		Common Stock
Three Months Ended December 31, 2024	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributions in excess of earnings (1)	Total Net Assets
Balance as of September 30, 2024(1)	70,373,165	$1,612,302	433,560,728	$434	$4,178,691	$(668,312)	$3,510,813
Net Increase (Decrease) in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						86,431	86,431
Net realized losses						(51,116)	(51,116)
Net change in unrealized losses						(40,080)	(40,080)
Distributions to Shareholders(Note 12)(1)
Distributions from earnings						(91,782)	(91,782)
Capital Transactions
Issuance of preferred stock	1,422,214	30,986
Accretion of preferred stock to redemption value		3,793
Shares issued through reinvestment of dividends	41,433	990	1,872,463	2	8,363		8,365
Redemption of Preferred Stock	(20,116)	(503)
Conversion of preferred stock to common stock	(709,704)	(16,464)	3,418,387	3	17,402		17,405
Net increase (decrease) in preferred dividend accrual		(590)
Tax reclassifications of net assets (Note 12)					(8,234)	8,234	—
Total increase (decrease) for the three months ended December 31, 2024	733,827	18,212	5,290,850	5	17,531	(88,313)	(70,777)
Balance as of December 31, 2024	71,106,992	$1,630,514	438,851,578	$439	$4,196,222	$(756,625)	$3,440,036
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS AND TEMPORARY EQUITY (Continued)
(in thousands, except share and per share data)
(Unaudited)
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS AND TEMPORARY EQUITY (Continued)
(in thousands, except share and per share data)
(Unaudited)

	Preferred Stock Classified as Temporary Equity		Common Stock
Six Months Ended December 31, 2025	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Accumulated Other Comprehensive Income	Distributions in excess of earnings (1)	Total Net Assets
Balance as of June 30, 2025	70,915,937	$1,629,900	455,902,826	$456	$4,242,196	$—	$(1,253,880)	$2,988,772
Net Increase (Decrease) in Net Assets and Temporary Equity Resulting from Operations:
Net investment income							170,238	170,238
Net realized losses							(147,281)	(147,281)
Net change in unrealized gains							72,061	72,061
Other Comprehensive Income (Loss):
Gain (loss) on derivatives designated as cash flow hedges						467		467
Gains (losses) on excluded components relating to forward points						(4,226)		(4,226)
Distributions to Shareholders (Note 12)
Distributions from earnings							(179,794)	(179,794)
Capital Transactions
Issuance of preferred stock	1,583,625	34,156
Accretion of preferred stock to redemption value		3,971
Shares issued through reinvestment of dividends	81,942	1,961	4,999,939	5	13,327			13,332
Redemption of Preferred Stock	(165,885)	(4,147)
Conversion of preferred stock to common stock	(1,852,979)	(42,349)	15,559,114	15	45,171			45,186
Net increase (decrease) in preferred dividend accrual		5
Tax reclassifications of net assets (Note 12)								—
Total increase (decrease) for the six months ended December 31, 2025	(353,297)	(6,403)	20,559,053	20	58,498	(3,759)	(84,776)	(30,017)
Balance as of December 31, 2025	70,562,640	$1,623,497	476,461,879	$476	$4,300,694	$(3,759)	$(1,338,656)	$2,958,755

	Preferred Stock Classified as Temporary Equity		Common Stock
Six Months Ended December 31, 2024	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributions in excess of earnings (1)	Total Net Assets
Balance as of June 30, 2024	69,466,127	$1,586,188	424,846,963	$425	$4,147,587	$(436,279)	$3,711,733
Net Increase (Decrease) in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						176,308	176,308
Net realized losses						(155,138)	(155,138)
Net change in unrealized losses						(163,847)	(163,847)
Distributions to Shareholders(Note 12)(1)
Distributions from earnings						(185,903)	(185,903)
Return of capital to common stockholders					(10,394)		(10,394)
Capital Transactions
Issuance of Preferred Stock	3,793,495	83,930
Accretion of preferred stock to redemption value		9,997
Shares issued through reinvestment of dividends	81,590	1,946	3,706,545	4	17,633		17,637
Redemption of Preferred Stock	(21,960)	(549)
Conversion of preferred stock to common stock	(2,212,260)	(50,987)	10,298,070	10	49,630		49,640
Net increase (decrease) in preferred dividend accrual		(11)					—
Tax reclassification of net assets (Note 12)					(8,234)	8,234	—
Total increase (decrease) for the six months ended December 31, 2024	1,640,865	44,326	14,004,615	14	48,635	(320,346)	(271,697)
Balance as of December 31, 2024	71,106,992	$1,630,514	438,851,578	$439	$4,196,222	$(756,625)	$3,440,036
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Six Months Ended December 31,
	2025	2024
Operating Activities
Net increase (decrease) in net assets resulting from operations	$101,700	$(134,078)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized losses (gains) on extinguishment of debt	(2,819)	(484)
Net realized losses on investments	143,194	147,023
Net realized (gains) losses from derivative instruments and foreign currency transactions	224	—
Net change in unrealized (gains) losses on investments	(71,906)	163,847
Net change in unrealized (gains) losses from derivative instruments and foreign currency transactions	(155)	—
Accretion of premiums, net	(2,955)	(4,762)
Amortization of deferred financing costs	4,294	4,509
Accretion of original issue discount	851	1,434
Payment-In-Kind interest	(35,420)	(53,343)
Structuring fees	(1,078)	(1,604)
Change in operating assets and liabilities:
Payments for purchases of investments	(135,503)	(370,648)
Proceeds from sale of investments and collection of investment principal	316,256	664,777
Net Reductions to Subordinated Structured Notes and related investment cost	19,392	40,026
(Increase) decrease in interest receivable, net	3,109	8,508
(Increase) decrease in due from broker	30,663	734
(Increase) decrease in other receivables	(5,140)	(823)
(Increase) decrease in due from Affiliate	72	75
(Increase) decrease in due from Prospect Administration	(5,448)	—
(Increase) decrease in prepaid expenses	503	521
Increase (decrease) in due to broker	408	(7,510)
Increase (decrease) in due to Prospect Administration	(2,602)	(363)
Increase (decrease) in due to Prospect Capital Management	7,211	(7,924)
Increase (decrease) in accrued expenses	(614)	437
Increase (decrease) in interest payable	684	1,920
Increase (decrease) in other liabilities	(327)	(43)
Net Cash Provided by (Used in) Operating Activities	364,594	452,229
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	481,100	806,200
Principal payments under Revolving Credit Facility (Note 4)	(825,079)	(1,299,474)
Issuances of Public Notes, net of original issue discount (Note 6)	164,452	—
Repurchase of Public Notes (Note 6)	(49,490)	(23,066)
Issuances of Prospect Capital InterNotes® (Note 7)	17,359	143,493
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(27,359)	(3,687)
Financing costs paid and deferred	(5,037)	(2,787)
Proceeds from issuance of preferred stock, net of underwriting costs	36,159	86,141
Offering costs from issuance of preferred stock	(2,003)	(2,211)
Redemptions of Preferred Stock	(4,017)	(508)
Dividends paid and distributions to common and preferred stockholders	(163,548)	(182,442)
Net Cash Provided by (Used in) Financing Activities	(377,463)	(478,341)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(12,869)	(26,112)
Effect of foreign currency exchange rates	140	—
Cash, Cash Equivalents and Restricted Cash at beginning of period	50,788	85,872
Cash, Cash Equivalents and Restricted Cash at End of Period	$38,059	$59,760
Supplemental Disclosures
Cash paid for interest	$60,648	$69,876
Non-Cash Financing Activities
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands, except share data)
(Unaudited)

Value of shares issued through reinvestment of dividends	15,293	19,583
Conversion of preferred stock to common stock	42,349	50,987
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025 (Unaudited)
(in thousands, except share data)

							December 31, 2025
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(37)

Belnick, LLC (d/b/a The Ubique Group) (41)	Household Durables	First Lien Term Loan	1/20/2022	12.50% (3M SOFR + 8.50%)	4.00	5/14/2029	$90,575	$90,575	$76,264	2.6%	(8)(36)
		Preferred Class P Units (5,263 units)	5/23/2025	8.50% PIK		N/A		3,400	—	—%	(14)
								93,975	76,264	2.6%
CP Energy Services Inc. (18)	Energy Equipment & Services	First Lien Term Loan	12/24/2024	12.93% (3M SOFR + 9.00%)	1.00	4/4/2027	10,864	10,864	9,403	0.3%	(8)(36)
		First Lien Term Loan	10/1/2017	12.93% (3M SOFR + 9.00%)	1.00	4/4/2027	63,640	63,640	55,083	1.9%	(8)(36)
		First Lien Term Loan	4/5/2022	12.93% (3M SOFR + 9.00%)	1.00	4/4/2027	8,468	8,468	7,330	0.2%	(8)(36)
		First Lien Term Loan	1/6/2023	12.93% (3M SOFR + 9.00%)	1.00	4/4/2027	17,319	17,319	14,990	0.5%	(8)(36)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	11.93% PIK (3M SOFR + 8.00%)	1.00	1/26/2027	44,586	44,586	36,662	1.2%	(8)(36)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	11.93% (3M SOFR + 8.00%)	1.00	1/26/2027	11,665	11,665	9,592	0.3%	(8)
		Incremental First Lien Term Loan A to Spartan Energy Services, LLC - $700 Commitment	3/25/2025	12.26% (3M SOFR+ 8.00%)	1.00	1/26/2027	—	—	—	—%	(8)(13)(36)
		Series A Preferred Units to Spartan Energy Holdings, Inc. (10,000 shares)	9/25/2020	15.00%		N/A		26,193	—	—%	(14)
		Series B Redeemable Preferred Stock (790 shares)	10/30/2015	16.00%		N/A		63,225	—	—%	(14)
		Common Stock (102,924 shares)	8/2/2013			N/A		86,240	—	—%	(14)
								332,200	133,060	4.4%
Credit Central Loan Company, LLC (19)	Consumer Finance	First Lien Term Loan	12/28/2012	5.75%	—	9/15/2027	92,893	92,893	83,156	2.8%	(12)
		Class A Units (14,867,312 units)	12/28/2012			N/A		19,331	—	—%	(12)(14)
		Preferred Class P Shares (14,518,187 units)	7/1/2022	12.75% PIK		N/A		11,520	—	—%	(12)(14)
		Net Revenues Interest (25% of Net Revenues)	1/28/2015			N/A		—	—	—%	(12)(14)
								123,744	83,156	2.8%
Echelon Transportation, LLC	Trading Companies & Distributors	First Lien Term Loan	3/31/2014	6.00%	—	12/7/2026	21,746	21,746	21,746	0.7%
		Membership Interest (100%)	3/31/2014			N/A		22,738	—	—%	(14)
		Preferred Units (47,074,638 units)	1/31/2022	12.75%		N/A		32,843	7,780	0.3%	(14)
								77,327	29,526	1.0%
First Tower Finance Company LLC (21)	Consumer Finance	First Lien Term Loan to First Tower, LLC	6/24/2014	11.00% plus 5.00% PIK	—	12/18/2027	449,336	449,336	449,336	15.2%	(12)(36)
		Class A Units (95,709,910 units)	6/14/2012			N/A		31,146	451,684	15.3%	(12)(14)
								480,482	901,020	30.5%
Freedom Marine Solutions, LLC (22)	Marine Transport	Membership Interest (100%)	11/9/2006			N/A		47,467	11,882	0.4%	(14)
								47,467	11,882	0.4%
InterDent, Inc.	Health Care Providers & Services	First Lien Delayed Draw Term Loan B -$42,000 Commitment	9/30/2024	5.00% plus 7.00% PIK	—	9/5/2027	29,035	29,035	25,586	0.9%	(13)(36)
		First Lien Term Loan A/B	8/1/2018	18.48% (1M SOFR + 14.65%)	2.00	9/5/2027	14,249	14,249	14,249	0.5%	(3)(8)
		First Lien Term Loan A	8/3/2012	9.33% (1M SOFR + 5.50%)	1.00	9/5/2027	95,823	95,823	95,823	3.2%	(3)(8)
		First Lien Term Loan B	8/3/2012	5.00% plus 7.00% PIK	—	9/5/2027	229,475	229,475	202,214	6.8%	(36)
		Common Stock (99,900 shares)	5/3/2019			N/A		45,118	—	—%	(14)
								413,700	337,872	11.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025 (Unaudited) (Continued)
(in thousands, except share data)

							December 31, 2025
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(37)

Kickapoo Ranch Pet Resort	Diversified Consumer Services	First Lien Term Loan	1/11/2024	11.17% (3M SOFR + 7.50%)	3.00	1/10/2029	$700	$700	$700	—%	(8)
		Membership Interest (100%)	8/26/2019			N/A		2,378	3,012	0.1%	(14)
								3,078	3,712	0.1%
MITY, Inc. (23)	Commercial Services & Supplies	First Lien Term Loan A	9/19/2013	12.95% (3M SOFR + 9.02%)	3.00	11/30/2027	54,305	54,305	54,305	1.8%	(3)(8)
		First Lien Term Loan B	6/23/2014	10.93% (3M SOFR + 7.00%) plus 10.00% PIK	3.00	11/30/2027	8,274	8,274	8,274	0.3%	(8)(36)
		Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%	—	1/1/2028	5,370	7,200	5,392	0.2%	(12)
		Common Stock (42,053 shares)	9/19/2013			N/A		27,349	24,311	0.8%	(14)
		Series A Redeemable Preferred Stock (704 shares)	10/29/2025	8.00% PIK		N/A		704	1,100	—%	(14)
								97,832	93,382	3.1%
National Property REIT Corp. (24)	Residential Real Estate Investment Trusts (REITs) / Consumer Finance / Structured Finance	First Lien Term Loan A	12/31/2018	4.00% (3M SOFR + 0.25%) plus 2.00% PIK	3.75	3/31/2027	652,563	652,563	652,563	22.1%	(8)(36)(33)
		First Lien Term Loan D	6/19/2020	4.00% (3M SOFR + 0.25%) plus 2.00% PIK	3.75	3/31/2027	178,425	178,425	178,425	6.0%	(8)(36)(33)
		First Lien Term Loan E	11/14/2022	7.00% (3M SOFR + 1.50%) plus 7.00% PIK	5.50	3/31/2027	52,652	52,652	52,652	1.8%	(8)(36)(33)
		Residual Profit Interest	12/31/2018			N/A		—	23,403	0.8%	(14)(33)
		Common Stock (3,374,914 shares)	12/31/2013			N/A		20,030	266,219	9.0%	(14)(40)
								903,670	1,173,262	39.7%
Nationwide Loan Company LLC (25)	Consumer Finance	First Lien Delayed Draw Term Loan A - $7,350 Commitment	5/15/2024	10.00%	—	5/15/2029	6,165	6,165	6,165	0.2%	(12)(13)(36)
		First Lien Delayed Draw Term Loan B - $8,000 Commitment	12/23/2024	10.00%	—	5/15/2029	4,313	4,313	4,313	0.1%	(12)(13)(36)
		Class A Units (925,796,475 units)	1/31/2013			N/A		49,936	20,918	0.7%	(12)(14)
								60,414	31,396	1.0%
NMMB, Inc. (26)	Media	First Lien Term Loan	12/30/2019	12.43% (3M SOFR + 8.50%)	2.00	3/31/2027	29,723	29,723	29,723	1.0%	(3)(8)
		Common Stock (21,418 shares)	12/30/2019			N/A		—	54,366	1.8%	(14)
								29,723	84,089	2.8%
Pacific World Corporation (34)	Personal Care Products	First Lien Term Loan A	12/31/2014	7.97% PIK (1M SOFR + 4.25%)	1.00	3/26/2029	118,457	118,457	107,626	3.6%	(8)(36)
		Convertible Preferred Equity (809,548 shares)	6/15/2018	12.00% PIK		N/A		233,794	—	—%	(14)
		Common Stock (6,778,414 shares)	9/29/2017			N/A		—	—	—%	(14)
								352,251	107,626	3.6%
QC Holdings TopCo, LLC (17)	Consumer Finance	Second Lien Term Loan	6/30/2025	23.50% (3M SOFR + 18.50%)	5.00	7/1/2030	54,997	54,997	54,997	1.9%	(3)(8)(12)(36)
		Second Lien Delayed Draw Term Loan	9/30/2025	23.50% (3M SOFR + 18.50%)	5.00	7/1/2030	1,706	1,706	1,706	0.1%	(8)(12)(13)(36)
		Class A Units (222,886 units)	6/30/2025			N/A		22,289	38,969	1.3%	(12)(14)
								78,992	95,672	3.3%
R-V Industries, Inc.	Machinery	First Lien Term Loan	12/15/2020	13.00% (3M SOFR + 9.00%)	1.00	12/15/2028	46,322	46,322	46,322	1.6%	(3)(8)
		First Lien Term Loan	12/20/2024	7.50% (3M SOFR + 3.50%)	4.00	12/15/2028	10,000	10,000	10,000	0.3%	(3)(8)
		Common Stock (745,107 shares)	6/26/2007			N/A		6,866	46,342	1.6%
								63,188	102,664	3.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025 (Unaudited) (Continued)
(in thousands, except share data)

							December 31, 2025
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(37)

Universal Turbine Parts, LLC (32)	Aerospace & Defense	First Lien Delayed Draw Term Loan - $6,965 Commitment	2/28/2019	11.68% (3M SOFR + 7.75%)	1.00	2/29/2028	$6,469	$6,469	$6,469	0.3%	(8)(13)
		First Lien Term Loan A	7/22/2016	9.68% (3M SOFR + 5.75%)	1.00	2/29/2028	29,575	29,575	29,575	1.0%	(3)(8)
		First Lien Term Loan A	1/21/2025	11.68% (3M SOFR + 7.75%)	2.50	2/29/2028	3,990	3,990	3,990	0.1%	(3)(8)
		First Lien Term Loan A	2/28/2025	11.68% (3M SOFR + 7.75%)	2.50	2/29/2028	14,875	14,875	14,875	0.5%	(3)(8)
		Preferred A Units (42,877,884 units)	3/31/2021	12.75% PIK		10/31/2030		29,720	41,884	1.4%
		Preferred B Units (43,423,272 units)	10/1/2025	18.00% PIK		N/A		4,796	5,436	0.2%	(14)
		Common Stock (10,000 units)	12/10/2018			N/A		—	—	—%	(14)
								89,425	102,229	3.5%
Strategic Chemical Solutions Corp. (f/k/a USES Corp.) (28)	Commercial Services & Supplies	First Lien Term Loan	12/30/2020	12.98% (1M SOFR + 9.00%)	1.00	8/15/2026	2,000	2,000	1,015	0.1%	(8)
		First Lien Equipment Term Loan	8/3/2022	12.98% (1M SOFR + 9.00%)	1.00	8/15/2026	19,102	19,102	9,693	0.3%	(8)(36)
		First Lien Term Loan A	3/31/2014	9.00% PIK	—	8/15/2026	83,024	—	—	—%	(7)
		First Lien Term Loan B	3/31/2014	15.50% PIK	—	8/15/2026	156,602	—	—	—%	(7)
		Common Stock (268,962 shares)	6/15/2016			N/A		—	—	—%	(14)
								21,102	10,708	0.4%
Valley Electric Company, Inc. (29)	Construction & Engineering	First Lien Term Loan to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	8.93% (3M SOFR + 5.00%) plus 2.50% PIK	3.00	6/30/2026	10,452	10,452	10,452	0.4%	(3)(8)(36)
		First Lien Term Loan	6/24/2014	8.00% plus 10.00% PIK	—	4/30/2028	38,630	38,630	38,630	1.3%	(3)(36)
		First Lien Term Loan B	3/28/2022	7.00% plus 5.50% PIK	—	4/30/2028	34,777	34,777	34,777	1.2%	(3)(36)
		Consolidated Revenue Interest (2.00%)	6/22/2018			N/A		—	1,194	—%	(10)
		Common Stock (50,000 shares)	12/31/2012			N/A		12,053	233,330	7.9%
								95,912	318,383	10.8%
Total Control Investments								$3,364,482	$3,695,903	124.9%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025 (Unaudited) (Continued)
(in thousands, except share data)

							December 31, 2025
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Affiliate Investments (5.00% to 25.00% voting control)(38)

Nixon, Inc. (30)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)	5/12/2017			N/A		$—	$—	—%	(14)
								—	—	—%
RGIS Services, LLC	Commercial Services & Supplies	Membership Interest (505,308 units)	6/25/2020			N/A		12,835	33,902	1.1%
								12,835	33,902	1.1%
Total Affiliate Investments								$12,835	$33,902	1.1%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025 (Unaudited) (Continued)
(in thousands, except share data)

							December 31, 2025
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	Residual Interest, current yield 0.00%	—	4/21/2031	$48,515	$2,249	$4,426	0.1%	(5)(12)(15)
								2,249	4,426	0.1%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	Residual Interest, current yield 0.00%	—	4/21/2031	35,855	8,750	8,581	0.3%	(5)(12)(15)
								8,750	8,581	0.3%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	First Lien Term Loan	2/21/2013	12.67% (3M SOFR + 8.75%)	2.00	5/15/2026	56,166	56,166	56,166	1.9%	(3)(8)
								56,166	56,166	1.9%
Aventiv Technologies, LLC	Diversified Telecommunication Services	Second Out Super Priority First Lien Term Loan	4/24/2025	14.16% (3M SOFR+ 10.00%)	1.00	3/25/2026	43,663	42,915	43,663	1.5%	(8)(44)
		Second Out Super Priority First Lien Term Loan	12/23/2024	13.96% (3M SOFR+ 10.00%)	1.00	3/25/2026	3,053	3,009	3,053	0.1%	(8)(44)
		Second Out Super Priority First Lien Term Loan	4/2/2024	11.43% (3M SOFR + 7.50%)	1.00	3/25/2026	763	763	763	—%	(8)(36)(44)
		Third Out Super Priority First Lien Term Loan	3/28/2024	9.02% (3M SOFR + 5.09%)	1.00	3/25/2026	28,592	28,665	22,601	0.8%	(8)(36)(44)
		Super Priority Second Lien Term Loan	3/28/2024	12.98% (3M SOFR + 9.05%)	1.00	3/25/2026	158,080	59,071	7,904	0.3%	(7)(8)
								134,423	77,984	2.7%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	Residual Interest, current yield 0.00%	—	7/20/2029	82,809	—	—	—%	(5)(12)(15)
								—	—	—%
Barracuda Parent, LLC	IT Services	Second Lien Term Loan	8/15/2022	10.84% (3M SOFR + 7.00%)	0.50	8/15/2030	20,000	19,656	14,497	0.5%	(8)
								19,656	14,497	0.5%
BCPE North Star US Holdco 2, Inc.	Food Products	Second Lien Term Loan	6/7/2021	11.08% (1M SOFR + 7.25%)	0.75	6/8/2029	69,388	69,013	69,093	2.3%	(3)(8)
								69,013	69,093	2.3%
BCPE Osprey Buyer, Inc.	Health Care Technology	First Lien Revolving Line of Credit - $4,239 Commitment	10/18/2021	9.58% (1M SOFR + 5.75%)	0.75	8/21/2026	3,533	3,533	3,533	0.1%	(8)(13)
		First Lien Term Loan	10/18/2021	9.58% (1M SOFR + 5.75%)	0.75	8/23/2028	4,597	4,569	4,597	0.2%	(3)(8)
		First Lien Term Loan	10/18/2021	9.83% (3M SOFR + 5.75%)	0.75	8/23/2028	62,400	62,400	62,400	2.1%	(3)(8)
								70,502	70,530	2.4%
Burgess Point Purchaser Corporation	Automobile Components	Second Lien Term Loan	7/25/2022	12.94% (3M SOFR + 9.00%)	0.75	7/25/2030	30,000	30,000	26,328	0.9%	(3)(8)
								30,000	26,328	0.9%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan	11/12/2020	12.32% (1M SOFR + 8.50%)	1.00	11/12/2030	8,500	8,386	8,500	0.3%	(3)(8)
								8,386	8,500	0.3%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield 0.00%	—	7/29/2030	49,552	—	—	—%	(5)(12)(15)
								—	—	—%
Collections Acquisition Company, Inc.	Financial Services	First Lien Term Loan	12/3/2019	10.43% (3M SOFR + 6.50%)	2.50	6/3/2028	54,331	54,331	54,331	1.8%	(3)(8)
								54,331	54,331	1.8%
Credit.com Holdings, LLC	Diversified Consumer Services	First Lien Term Loan A	9/28/2023	14.93% (3M SOFR + 11.00%)	1.50	9/28/2028	42,093	40,513	13,350	0.5%	(7)(8)(36)
		First Lien Term Loan B	9/28/2023	15.93% (3M SOFR + 12.00%)	1.50	9/28/2028	73,169	62,114	—	—%	(7)(8)
		Class B of PGX TopCo II LLC (999 Non-Voting Units)	9/28/2023			N/A		—	—	—%	(14)(43)
								102,627	13,350	0.5%
Discovery Point Retreat, LLC (6)	Health Care Providers & Services	First Lien Term Loan	6/14/2024	11.68% (3M SOFR + 7.75%)	3.25	6/14/2029	20,290	20,290	20,290	0.7%	(3)(8)
		Series A Preferred Stock of Discovery MSO HoldCo LLC (8,701 Units)	6/14/2024	8.00% PIK		N/A		7,950	12,320	0.4%	(14)(43)
								28,240	32,610	1.1%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025 (Unaudited) (Continued)
(in thousands, except share data)

							December 31, 2025
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

DRI Holding Inc.	Commercial Services & Supplies	First Lien Term Loan	12/21/2021	9.07% (1M SOFR + 5.25%)	0.50	12/21/2028	$33,046	$32,438	$33,046	1.1%	(3)(8)
		Second Lien Term Loan	12/21/2021	11.82% (1M SOFR + 8.00%)	0.50	12/21/2029	145,000	145,000	144,479	4.9%	(3)(8)
								177,438	177,525	6.0%
Druid City Infusion, LLC	Pharmaceuticals	First Lien Term Loan	9/30/2024	11.17% (3M SOFR + 7.50%)	3.00	10/4/2029	39,424	39,424	39,424	1.3%	(3)(8)
		First Lien Convertible Note to Druid City Intermediate, Inc.	9/30/2024	6.00% plus 2.00% PIK	—	10/4/2033	19,433	19,433	37,438	1.3%	(3)(36)(43)
								58,857	76,862	2.6%
Emerge Intermediate, Inc. (45)	Pharmaceuticals	First Lien Term Loan	2/26/2024	10.07% (3M SOFR + 6.25%)	—	8/31/2027	57,905	57,905	52,984	1.8%	(3)(8)(36)
								57,905	52,984	1.8%
Enseo Acquisition, Inc.	Media	First Lien Term Loan	6/2/2021	12.43% (3M SOFR + 8.50%)	2.00	12/31/2027	49,367	49,367	49,367	1.7%	(3)(8)
								49,367	49,367	1.7%
Eze Castle Integration, Inc.	Software	First Lien Delayed Draw Term Loan - $8,036 Commitment	7/15/2020	10.76% (3M SOFR + 6.75%)	3.00	1/15/2027	2,552	2,544	2,552	0.1%	(8)(13)(46)
		First Lien Term Loan	7/15/2020	10.77% (3M SOFR + 6.75%)	3.00	1/15/2027	45,684	45,684	45,684	1.5%	(3)(8)
								48,228	48,236	1.6%
Faraday Buyer, LLC	Electrical Equipment	First Lien Term Loan	10/11/2022	9.67% (3M SOFR + 6.00%)	1.00	10/11/2028	61,054	61,054	61,054	2.1%	(3)(8)
								61,054	61,054	2.1%
First Brands Group	Automobile Components	First Lien DIP Term Loan A	10/2/2025	5.39% (1M SOFR + 1.55%) plus 8.45% PIK	1.00	6/29/2026	6,151	5,916	1,261	—%	(8)(42)
		First Lien DIP Term Loan B	10/2/2025	10.84% PIK (1M SOFR + 7.00%)	1.00	6/29/2026	17,626	17,470	308	—%	(7)(8)(42)
		First Lien Term Loan	9/19/2025	10.99% PIK (1M SOFR + 7.00%)	1.00	3/30/2027	5,000	2,937	26	—%	(7)(8)(42)
		First Lien Term Loan	3/24/2021	10.99% PIK (1M SOFR + 7.00%)	1.00	3/30/2027	10,010	7,296	54	—%	(7)(8)(42)
		Second Lien Term Loan	3/24/2021	14.63% PIK (1M SOFR + 10.50%)	1.00	3/30/2028	38,787	37,000	176	—%	(7)(8)(42)
								70,619	1,825	—%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 0.00%	—	10/15/2030	50,525	—	—	—%	(5)(12)(15)
								—	—	—%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 0.00%	—	5/16/2031	24,575	—	—	—%	(5)(12)(15)
								—	—	—%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 0.00%	—	7/15/2031	39,905	—	—	—%	(5)(12)(15)
								—	—	—%
Global Tel*Link Corporation (d./b/a ViaPath Technologies)	Diversified Telecommunication Services	First Lien Term Loan	8/6/2024	11.22% (1M SOFR + 7.50%)	3.00	8/6/2029	125,095	121,453	124,291	4.2%	(3)(8)
								121,453	124,291	4.2%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield 0.00%	—	4/28/2030	41,164	1	4	—%	(5)(12)(15)
								1	4	—%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield 0.00%	—	10/18/2027	39,598	11	10	—%	(5)(12)(15)
								11	10	—%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 0.00%	—	7/18/2031	19,025	—	—	—%	(5)(12)(15)
								—	—	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025 (Unaudited) (Continued)
(in thousands, except share data)

							December 31, 2025
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Healthcare Venture Partners, LLC	Health Care Providers & Services	First Lien Term Loan	8/29/2025	11.67% (3M SOFR+ 8.00%)	3.50	8/29/2030	$11,940	$11,940	$11,940	0.4%	(3)(8)
		First Lien Revolving Line of Credit - $1,000 Commitment	8/29/2025	11.67% (3M SOFR + 8.00%)	3.50	8/29/2030	—	—	—	—%	(8)(13)
		Series A Preferred Units of TCSPV Holdings IV, LLC (2,150,000 Units)	8/29/2025			N/A		2,150	3,080	0.1%	(14)(43)
								14,090	15,020	0.5%
Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	Software	Second Lien Term Loan	11/14/2019	3.96% (3M SOFR + 0.00%) plus 9.00% PIK	2.00	5/19/2029	53,813	53,800	49,208	1.7%	(8)
								53,800	49,208	1.7%
Imperative Worldwide, LLC	Air Freight & Logistics	First Lien Term Loan	3/11/2022	9.32% (3M SOFR + 5.50%)	0.75	12/30/2028	31,394	31,312	31,394	1.1%	(3)(8)
		First Lien Term Loan	9/30/2024	9.17% (3M SOFR + 5.50%)	0.75	12/30/2028	5,925	5,910	5,925	0.2%	(3)(8)
		Second Lien Term Loan	12/30/2021	12.32% (3M SOFR + 8.50%)	0.75	12/30/2029	95,000	95,000	95,000	3.2%	(3)(8)
								132,222	132,319	4.5%
Interventional Management Services, LLC	Health Care Providers & Services	First Lien Revolving Line of Credit - $5,000 Commitment	2/22/2021	12.92% (3M SOFR + 9.00%)	1.00	2/20/2026	5,000	5,000	5,000	0.2%	(3)(8)(13)
		First Lien Term Loan	2/22/2021	12.92% (3M SOFR + 9.00%)	1.00	2/20/2026	63,450	63,450	63,450	2.1%	(3)(8)
								68,450	68,450	2.3%
iQor Holdings, Inc.	Professional Services	First Lien Term Loan	6/11/2024	11.18% (3M SOFR + 7.25%)	2.50	6/11/2029	45,079	45,079	45,079	1.5%	(3)(8)
		Common Stock of Bloom Parent, Inc. (10,450 units)	6/11/2024			N/A		10,450	15,614	0.5%	(14)
								55,529	60,693	2.0%
Japs-Olson Company, LLC (31)	Commercial Services & Supplies	First Lien Term Loan	5/25/2023	10.42% (3M SOFR + 6.75%)	2.00	5/25/2028	55,118	55,118	55,118	1.9%	(3)(8)
								55,118	55,118	1.9%
Julie Lindsey, Inc.	Textiles, Apparel & Luxury Goods	First Lien Revolving Line of Credit - $2,000 Commitment	7/27/2023	10.00% (3M SOFR + 6.00%)	4.00	7/27/2027	—	—	—	—%	(8)(13)
		First Lien Term Loan	7/27/2023	10.00% (3M SOFR + 6.00%)	4.00	7/27/2028	19,000	19,000	19,000	0.6%	(3)(8)
								19,000	19,000	0.6%
K&N HoldCo, LLC	Automobile Components	Class A Common Units (137,215 units)	2/14/2023			N/A		25,802	374	—%	(14)
								25,802	374	—%
KM2 Solutions LLC	Professional Services	First Lien Term Loan	12/17/2020	13.42% (3M SOFR + 9.60%)	3.00	6/16/2026	17,607	17,607	17,607	0.6%	(3)(8)
								17,607	17,607	0.6%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 0.00%	—	7/21/2031	49,934	—	—	—%	(5)(12)(15)
								—	—	—%
Lucky US BuyerCo LLC	Financial Services	First Lien Revolving Line of Credit - $2,775 Commitment	4/3/2023	11.22% (3M SOFR + 7.50%)	1.00	4/1/2029	2,520	2,520	2,520	0.1%	(8)(13)(46)
		First Lien Term Loan	4/3/2023	11.22% (3M SOFR + 7.50%)	1.00	4/1/2029	21,131	21,131	21,131	0.7%	(3)(8)
								23,651	23,651	0.8%
MAC Discount, LLC	Distributors	First Lien Term Loan	5/11/2023	12.42% (3M SOFR + 8.50%)	1.50	5/11/2028	30,760	30,594	30,760	1.0%	(3)(8)
		Class A Senior Preferred Stock of MAC Discount Investments, LLC (1,500,000 shares)	5/11/2023	12.00%		N/A		1,500	1,533	0.1%	(14)
								32,094	32,293	1.1%
Medical Solutions Holdings, Inc. (4)	Health Care Providers & Services	Second Lien Term Loan	11/1/2021	10.94% (3M SOFR + 7.00%)	0.50	11/1/2029	54,463	54,442	21,785	0.7%	(8)
								54,442	21,785	0.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025 (Unaudited) (Continued)
(in thousands, except share data)

							December 31, 2025
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

New WPCC Parent, LLC (47)	Health Care Providers & Services	First Lien Term Loan	5/9/2025	13.22% (1M SOFR+ 9.50%)	2.00	5/9/2030	$22,748	$19,930	$22,748	0.8%	(3)(8)(36)
		Series A Preferred Interests (881,687 units)	5/9/2025	13.00% PIK		N/A		9,656	12,470	0.4%	(14)(43)
		Class A Common Interests (904,886 units)	5/9/2025			N/A		42	11,118	0.4%	(14)(43)
		Liquidating Trust of Wellpath Holdings, Inc.	5/9/2025			N/A		2,011	8,839	0.3%	(14)
								31,639	55,175	1.9%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 0.00%	—	7/19/2030	42,064	—	—	—%	(5)(12)(15)
								—	—	—%
OneTouchPoint Corp	Commercial Services & Supplies	First Lien Term Loan	2/19/2021	11.92% (3M SOFR + 8.00%)	1.00	6/30/2026	32,251	32,251	32,251	1.1%	(3)(8)
								32,251	32,251	1.1%
PeopleConnect Holdings, Inc (9)	Interactive Media & Services	First Lien Term Loan	1/22/2020	12.07% (3M SOFR + 8.25%)	2.75	7/22/2026	60,776	60,776	60,776	2.1%	(3)(8)
								60,776	60,776	2.1%
Precisely Software Incorporated	Software	Second Lien Term Loan	4/23/2021	11.35% (3M SOFR + 7.25%)	0.75	4/23/2029	80,000	79,620	71,350	2.4%	(3)(8)
								79,620	71,350	2.4%
Preventics, Inc. (d/b/a Legere Pharmaceuticals)	Personal Care Products	First Lien Term Loan	11/12/2021	14.43% (3M SOFR + 10.50%)	1.00	11/12/2026	8,743	8,743	8,743	0.3%	(3)(8)
		First Lien Term Loan	4/30/2025	11.43% (3M SOFR + 7.50%)	3.00	11/12/2026	1,891	1,891	1,891	0.1%	(3)(8)
		Series A Convertible Preferred Stock (472 units)	11/12/2021	8.00%		N/A		165	374	—%	(14)(43)
		Series C Convertible Preferred Stock (5,677 units)	11/12/2021	8.00%		N/A		1,946	4,492	0.2%	(14)(43)
								12,745	15,500	0.6%
Recovery Solutions Parent, LLC	Health Care Providers & Services	First Lien Term Loan	1/27/2025	11.17% (3M SOFR + 7.50%)	2.00	1/27/2030	33,271	22,344	33,271	1.1%	(3)(8)(36)
		Membership Interest (1,567,397 units)	1/27/2025			N/A		20,519	53,086	1.8%	(14)(43)
								42,863	86,357	2.9%
Redstone Holdco 2 LP (20)	IT Services	Second Lien Term Loan	4/16/2021	11.85% (3M SOFR + 7.75%)	0.75	4/27/2029	50,000	49,623	20,500	0.7%	(8)
								49,623	20,500	0.7%
Research Now Group, LLC and Dynata, LLC	IT Services	First Lien Second Out Term Loan	7/15/2024	9.64% (3M SOFR + 5.50%)	1.00	10/15/2028	7,955	7,955	7,423	0.3%	(8)(44)
		Common Stock of New Insight Holdings, Inc. (210,781 shares)	7/15/2024			N/A		3,329	795	—%	(14)
		Warrants (to purchase 285,714 shares of Common Stock of New Insight Holdings, Inc.)	7/15/2024			7/15/2029		—	—	—%	(14)
								11,284	8,218	0.3%
Rising Tide Holdings, Inc.	Specialty Retail	First In Last Out Term Loan	9/19/2025	30.00% PIK	—	5/1/2027	$561	$561	$561	—%	(36)(44)
		First In Last Out Term Loan	9/19/2025	12.74% (1M SOFR+ 8.75%) plus 20.00% PIK	2.00	5/1/2027	733	733	733	—%	(8)(36)(44)
		First Lien First Out Term Loan	9/25/2024	15.00% PIK	—	6/13/2028	2,545	2,545	2,189	0.1%	(36)
		First Lien Second Out Term Loan	9/25/2024	12.00% PIK	—	6/13/2028	6,579	6,195	3,551	0.1%	(36)(44)
		Class A Common Units of Marine One Holdco, LLC (345,600 units)	9/12/2023			N/A		23,898	—	—%	(14)
		Warrants (to purchase 3,456,000 Class A Common Units of Marine One Holdco, LLC)	9/25/2024			9/25/2044		—	—	—%	(14)
		Warrants (to purchase 50,456 Class A Common Units of Marine One Holdco, LLC)	9/12/2023			9/12/2028		—	—	—%	(14)
								33,932	7,034	0.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025 (Unaudited) (Continued)
(in thousands, except share data)

							December 31, 2025
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

The RK Logistics Group, Inc.	Commercial Services & Supplies	First Lien Term Loan	3/24/2022	14.50% (3M SOFR + 10.50%)	1.00	12/18/2028	5,599	5,599	5,599	0.2%	(3)(8)
		First Lien Term Loan	12/19/2023	11.50% (3M SOFR + 7.50%)	4.00	12/18/2028	33,088	33,088	33,088	1.1%	(3)(8)
		Class A Common Units of RK Logistics Holdings Inc. (263,000 units)	3/24/2022			N/A		263	2,138	0.1%
		Class B Common Units of RK Logistics Holdings Inc. (1,435,000 units)	3/24/2022			N/A		2,487	11,665	0.4%	(43)
		Class C Common Units of RK Logistics Holdings Inc. (450,000 units)	6/28/2024			N/A		2,250	3,658	0.1%
								43,687	56,148	1.9%
RME Group Holding Company	Media	First Lien Term Loan A	5/4/2017	9.42% (3M SOFR + 5.50%)	1.00	5/6/2027	17,794	17,794	17,578	0.6%	(8)
		First Lien Term Loan B	5/4/2017	14.92% (3M SOFR + 11.00%)	1.00	5/6/2027	22,108	22,108	21,588	0.7%	(8)
								39,902	39,166	1.3%
Rosa Mexicano	Hotels, Restaurants & Leisure	First Lien Revolving Line of Credit - $6,765 Commitment	3/29/2018	16.00%	—	9/30/2026	6,765	6,765	6,574	0.2%	(13)
		First Lien Term Loan	3/29/2018	11.43% (3M SOFR + 7.50%)	1.25	9/30/2026	23,166	23,166	21,863	0.7%	(8)
								29,931	28,437	0.9%
ShiftKey, LLC	Health Care Technology	First Lien Term Loan	6/21/2022	9.68% (3M SOFR + 5.75%) plus 0.50% PIK	1.00	6/21/2027	59,835	59,668	58,790	2.0%	(3)(8)(36)
								59,668	58,790	2.0%
Shoes West, LLC (d/b/a Taos Footwear) (27)	Textiles, Apparel & Luxury Goods	First Lien Term Loan A	1/23/2025	10.93% (3M SOFR + 7.00%)	3.00	1/23/2030	38,062	38,062	38,062	1.3%	(3)(8)(43)
		First Lien Convertible Term Loan B	1/23/2025	9.00% plus 2.00% PIK	—	1/23/2030	9,558	9,558	16,352	0.6%	(3)(36)(43)
		Class A Preferred Units of Taos Footwear Holdings, LLC (16,753 units)	1/23/2025	8.00% PIK		2/28/2030		18,395	44,241	1.5%
								66,015	98,655	3.4%
Shutterfly Finance, LLC	Household Durables	First Lien Term Loan	6/5/2023	9.84% (3M SOFR + 6.00%)	1.00	10/1/2027	2,406	2,406	2,406	0.1%	(3)(8)
		Second Lien Term Loan	6/6/2023	8.82% (3M SOFR + 5.00%)	1.00	10/1/2027	19,026	19,026	18,211	0.6%	(3)(8)(42)
								21,432	20,617	0.7%
Silver Hill Mineral Lease	Energy Equipment & Services	Revenue Interest	5/13/2025			N/A		—	—	—%	(11)
								—	—	—%
Spectrum Vision Holdings, LLC	Health Care Providers & Services	First Lien Term Loan	5/2/2023	10.61% (3M SOFR + 6.50%)	1.00	11/17/2026	29,172	29,172	29,172	1.0%	(3)(8)
								29,172	29,172	1.0%
STG Distribution, LLC	Air Freight & Logistics	First Out First Lien Term Loan	10/3/2024	5.04% (3M SOFR + 1.00% ) plus 7.25% PIK	1.50	10/3/2029	15,529	15,315	15,529	0.5%	(8)(36)
		Second Out First Lien Term Loan	10/3/2024	5.04% (3M SOFR + 1.00% ) plus 6.50% PIK	1.50	10/3/2029	39,722	39,063	12,314	0.4%	(7)(8)(44)
		Third Out First Lien Term Loan	10/3/2024	5.04% (3M SOFR + 1.00% ) plus 6.00% PIK	1.50	10/3/2029	19,760	18,603	—	—%	(7)(8)(44)
								72,981	27,843	0.9%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interest	12/4/2006			N/A		—	—	—%	(11)
								—	—	—%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	11/17/2022	8.00%	—	8/29/2028	28,761	28,262	24,984	0.8%
		First Lien Term Loan	1/26/2018	3.00% plus 5.00% PIK	—	8/29/2028	42,136	42,136	43,075	1.5%	(36)
		First Lien Term Loan	1/26/2018	8.00%	—	8/29/2028	164,931	164,931	168,609	5.7%
		Class B of Town & Country TopCo LLC (999 Non-Voting Units)	11/17/2022			N/A		41,282	—	—%	(14)(43)
								276,611	236,668	8.0%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025 (Unaudited) (Continued)
(in thousands, except share data)

							December 31, 2025
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	14.26% (3M SOFR + 9.00%)	5.00	5/31/2027	$18,373	$18,373	$18,373	0.6%	(3)(8)
								18,373	18,373	0.6%
United Sporting Companies, Inc. (16)	Distributors	Second Lien Term Loan	9/28/2012	11.00% (1M LIBOR + 11.00%) plus 2.00% PIK	—	11/16/2019	183,023	8,590	8,590	0.3%	(7)
								8,590	8,590	0.3%
Upstream Holdco, Inc.	Health Care Providers & Services	Second Lien Term Loan	11/20/2019	13.30% PIK (3M SOFR + 9.50%)	—	5/20/2030	22,000	21,950	17,265	0.6%	(8)
		Second Lien Term Loan	12/18/2025	12.70% PIK (3M SOFR + 9.00%)	—	5/20/2030	6,784	6,784	6,774	0.2%	(8)
								28,734	24,039	0.8%
USG Intermediate, LLC	Leisure Products	First Lien Term Loan B	4/15/2015	15.57% (1M SOFR + 11.75%)	1.00	2/9/2029	70,688	70,688	70,688	2.4%	(3)(8)
		Equity	4/15/2015			N/A		1	—	—%	(14)
								70,689	70,688	2.4%
Verify Diagnostics LLC	Health Care Providers & Services	First Lien Term Loan	5/15/2025	13.95% (3M SOFR + 10.28%)	3.50	5/15/2030	37,042	37,042	37,042	1.3%	(3)(8)(44)
		Class A Preferred Units of Verify Diagnostic Holdings LLC (9,250,000 units)	5/15/2025	12.00% PIK		N/A		9,250	20,240	0.7%	(14)
								46,292	57,282	2.0%
Victor Technology, LLC	Commercial Services & Supplies	First Lien Term Loan	12/3/2021	11.43% (3M SOFR + 7.50%)	1.00	12/3/2028	10,800	10,800	5,972	0.2%	(3)(8)
								10,800	5,972	0.2%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 0.00%	—	10/15/2030	40,612	1,223	989	—%	(5)(12)(15)
								1,223	989	—%
WatchGuard Technologies, Inc.	IT Services	First Lien Term Loan	8/17/2022	8.97% (1M SOFR + 5.25%)	0.75	6/30/2029	33,863	33,863	33,863	1.1%	(3)(8)
								33,863	33,863	1.1%
Wellful Inc.	Food Products	Second Out First Lien Term Loan	11/27/2024	10.08% (1M SOFR+ 6.25%)	1.00	4/19/2030	18,521	18,521	15,206	0.5%	(8)(36)(44)
								18,521	15,206	0.5%
Total Non-Control/Non-Affiliate Investments								$3,012,298	$2,711,731	91.7%

Total Portfolio Investments								$6,389,615	$6,441,536	217.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of December 31, 2025

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
(3)Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair value of the investments held by PCF as of December 31, 2025 was $2,294,041, representing 35.6% of our total investments.
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
(8)Certain variable rate securities in our portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. The 1-Month Secured Overnight Financing Rate or “1M SOFR”, was 3.69% as of December 31, 2025. The 3-Month Secured Overnight Financing Rate or “3M SOFR”, was 3.65% as of December 31, 2025. The impact of a Secured Overnight Financing Rate (“SOFR”) credit spread adjustment, if applicable, is included within the stated all-in interest rate.
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
(12)Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets as calculated in accordance with regulatory requirements. As of December 31, 2025, our qualifying assets, as a percentage of total assets, stood at 82.56%. We monitor the status of these assets on an ongoing basis.
(13)Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 3.00%. As of December 31, 2025, $34,246 of undrawn revolver and delayed draw term loan commitments to our portfolio companies, of which $22,557 are considered at the Company’s sole discretion.
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of December 31, 2025
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
(17)As of December 31, 2025, Prospect owns a 95.4% equity interest in QC Holdings TopCo, LLC (“QC Holdings”), representing a controlling beneficial interest in QC Holdings per the 1940 Act. QC Holdings specializes in consumer-focused alternative financial services and credit solutions.
(18)CP Holdings of Delaware LLC (“CP Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of CP Energy Services Inc. (“CP Energy”) as of December 31, 2025. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $56,251 in first lien term loans (the “Spartan Term Loans”) due to us as of December 31, 2025. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. In September 2020, we made a new $26,193 Series A preferred stock investment in Spartan Energy Holdings, Inc., which equates to 100% of the Series A non-voting redeemable preferred stock outstanding.
(19)Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of December 31, 2025. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company.
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
(23)MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 100% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc. (“MITY-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. Our subordinated unsecured note issued and outstanding to Broda Canada is denominated in Canadian Dollars (“CAD”). As of December 31, 2025, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, U.S. Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder.
(24)NPH Property Holdings, LLC (“NPH”), a consolidated entity in which we own 100% of the membership interests, owns 100% of the common equity of National Property REIT Corp. (“NPRC”) (f/k/a National Property Holdings Corp.), a property
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of December 31, 2025
REIT which holds investments in several real estate properties. We report NPRC as a separate controlled company. See Note 3 for further discussion of the investments held by NPRC.
(25)Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 94.22% of Nationwide Loan Company LLC, the operating company, as of December 31, 2025. We report Nationwide Loan Company LLC as a separate controlled company. Prospect has a first priority security interest in the assets of Nationwide.
(26)NMMB Holdings, Inc. (“NMMB Holdings”), a consolidated entity in which we own 100% of the equity, owns 92.77% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of December 31, 2025. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.
(27)Shoes West, LLC and Shoes West Distribution, LLC are joint borrowers on the First Lien Term Loan A and First Lien Convertible Term Loan B.
(28)Prospect owns 99.96% of the equity of Strategic Chemical Solutions Corp. (effective October 21, 2025 f/k/a USES Corp.) as of December 31, 2025.
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
(30)As of December 31, 2025, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC, the parent company of Nixon, Inc.
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
(33)As of December 31, 2025, the residual profit interest includes 8.33% of TLA, TLD and TLE residual profit calculated quarterly in arrears. The investments in TLA and TLD are subject to a maximum SOFR of 4.00%.
(34)Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.99% ownership interest of Pacific World as of December 31, 2025. As a result, Prospect’s investment in Pacific World is classified as a control investment.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of December 31, 2025
(35)The following shows the composition of our investment portfolio at amortized cost by control designation, investment type and by industry as of December 31, 2025:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Amortized Cost Total
Control Investments
Aerospace & Defense	$54,909	$—	$—	$—	$34,516	$89,425
Commercial Services & Supplies	83,681	—	—	7,200	28,053	118,934
Construction & Engineering	83,859	—	—	—	12,053	95,912
Consumer Finance	552,707	56,703	—	—	134,222	743,632
Diversified Consumer Services	700	—	—	—	2,378	3,078
Energy Equipment & Services	156,542	—	—	—	175,658	332,200
Residential Real Estate Investment Trusts (REITs)	883,640	—	—	—	20,030	903,670
Health Care Providers & Services	368,582	—	—	—	45,118	413,700
Household Durables	90,575	—	—	—	3,400	93,975
Machinery	56,322	—	—	—	6,866	63,188
Marine Transport	—	—	—	—	47,467	47,467
Media	29,723	—	—	—	—	29,723
Personal Care Products	118,457	—	—	—	233,794	352,251
Trading Companies & Distributors	21,746	—	—	—	55,581	77,327
Total Control Investments	$2,501,443	$56,703	$—	$7,200	$799,136	$3,364,482
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$12,835	$12,835
Total Affiliate Investments	$—	$—	$—	$—	$12,835	$12,835
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$110,203	$95,000	$—	$—	$—	$205,203
Automobile Components	33,619	67,000	—	—	25,802	126,421
Commercial Services & Supplies	158,494	153,386	—	—	5,000	316,880
Distributors	276,723	8,590	—	—	42,782	328,095
Diversified Consumer Services	102,627	—	—	—	—	102,627
Diversified Telecommunication Services	196,805	59,071	—	—	—	255,876
Electrical Equipment	61,054	—	—	—	—	61,054
Financial Services	77,982	—	—	—	—	77,982
Food Products	18,521	69,013	—	—	—	87,534
Health Care Providers & Services	265,334	83,176	—	—	51,578	400,088
Health Care Technology	130,170	—	—	—	—	130,170
Hotels, Restaurants & Leisure	29,931	—	—	—	—	29,931
Household Durables	2,406	19,026	—	—	—	21,432
Interactive Media & Services	60,776	—	—	—	—	60,776
IT Services	33,863	69,279	—	—	—	103,142
Leisure Products	70,688	—	—	—	1	70,689
Machinery	18,373	—	—	—	—	18,373
Media	89,269	—	—	—	—	89,269
Personal Care Products	10,634	—	—	—	2,111	12,745
Pharmaceuticals	116,762	—	—	—	—	116,762
Professional Services	70,641	—	—	—	13,779	84,420
Software	48,228	133,420	—	—	—	181,648
Specialty Retail	10,034	—	—	—	23,898	33,932
Textiles, Apparel & Luxury Goods	66,620	—	—	—	18,395	85,015
Structured Finance(A)	—	—	12,234	—	—	12,234
Total Non-Control/Non-Affiliate	$2,059,757	$756,961	$12,234	$—	$183,346	$3,012,298
Total Portfolio Investment Cost	$4,561,200	$813,664	$12,234	$7,200	$995,317	$6,389,615
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of December 31, 2025
The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of December 31, 2025:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Control Investments
Aerospace & Defense	$54,909	$—	$—	$—	$47,320	$102,229	3.5%
Commercial Services & Supplies	73,287	—	—	5,392	25,411	104,090	3.6%
Construction & Engineering	83,859	—	—	—	234,524	318,383	10.8%
Consumer Finance	542,970	56,703	—	—	511,571	1,111,244	37.5%
Diversified Consumer Services	700	—	—	—	3,012	3,712	0.1%
Energy Equipment & Services	133,060	—	—	—	—	133,060	4.4%
Residential Real Estate Investment Trusts(REITs)	883,640	—	—	—	289,622	1,173,262	39.8%
Health Care Providers & Services	337,872	—	—	—	—	337,872	11.5%
Household Durables	76,264	—	—	—	—	76,264	2.6%
Machinery	56,322	—	—	—	46,342	102,664	3.5%
Marine Transport	—	—	—	—	11,882	11,882	0.4%
Media	29,723	—	—	—	54,366	84,089	2.8%
Personal Care Products	107,626	—	—	—	—	107,626	3.6%
Trading Companies & Distributors	21,746	—	—	—	7,780	29,526	1.0%
Total Control Investments	$2,401,978	$56,703	$—	$5,392	$1,231,830	$3,695,903	124.9%
Fair Value % of Net Assets	81.2%	1.9%	—%	0.2%	41.6%	124.9%
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$33,902	$33,902	1.1%
Total Affiliate Investments	$—	$—	$—	$—	$33,902	$33,902	1.1%
Fair Value % of Net Assets	—%	—%	—%	—%	1.1%	1.1%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$65,162	$95,000	$—	$—	$—	$160,162	5.4%
Automobile Components	1,649	26,504	—	—	374	28,527	0.9%
Commercial Services & Supplies	159,102	152,979	—	—	17,461	329,542	11.2%
Distributors	273,400	8,590	—	—	1,533	283,523	9.6%
Diversified Consumer Services	13,350	—	—	—	—	13,350	0.5%
Diversified Telecommunication Services	194,371	7,904	—	—	—	202,275	6.9%
Electrical Equipment	61,054	—	—	—	—	61,054	2.1%
Financial Services	77,982	—	—	—	—	77,982	2.6%
Food Products	15,206	69,093	—	—	—	84,299	2.8%
Health Care Providers & Services	279,079	45,824	—	—	121,153	446,056	15.1%
Health Care Technology	129,320	—	—	—	—	129,320	4.4%
Hotels, Restaurants & Leisure	28,437	—	—	—	—	28,437	0.9%
Household Durables	2,406	18,211	—	—	—	20,617	0.7%
Interactive Media & Services	60,776	—	—	—	—	60,776	2.1%
IT Services	33,863	34,997	—	—	—	68,860	2.3%
Leisure Products	70,688	—	—	—	—	70,688	2.4%
Machinery	18,373	—	—	—	—	18,373	0.6%
Media	88,533	—	—	—	—	88,533	3.0%
Personal Care Products	10,634	—	—	—	4,866	15,500	0.6%
Pharmaceuticals	129,846	—	—	—	—	129,846	4.4%
Professional Services	70,109	—	—	—	16,409	86,518	2.9%
Software	48,236	120,558	—	—	—	168,794	5.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of December 31, 2025

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Specialty Retail	7,034	—	—	—	—	7,034	0.2%
Textiles, Apparel & Luxury Goods	73,414	—	—	—	44,241	117,655	4.0%
Structured Finance (A)	—	—	14,010	—	—	14,010	0.4%
Total Non-Control/Non-Affiliate	$1,912,024	$579,660	$14,010	$—	$206,037	$2,711,731	91.7%
Fair Value % of Net Assets	64.6%	19.6%	0.5%	—%	7.0%	91.7%
Total Portfolio	$4,314,002	$636,363	$14,010	$5,392	$1,471,769	$6,441,536	217.7%
Fair Value % of Net Assets	145.8%	21.5%	0.5%	0.2%	49.7%	217.7%
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of December 31, 2025

(36)The interest rate on the below list of investments, which excludes those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, for the quarter ended December 31, 2025:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Aventiv Technologies, LLC - Third Out Super Priority First Lien Term Loan	9.02%	—%	9.02%	(A)
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan	11.43%	—%	11.43%	(A)
Belnick, LLC - First Lien Term Loan	12.50%	—%	12.50%	(B)
CP Energy Services Inc. - First Lien Term Loan	3.85%	9.08%	12.93%
CP Energy Services Inc. - First Lien Term Loan	12.93%	—%	12.93%
CP Energy Services Inc. - First Lien Term Loan	12.93%	—%	12.93%
CP Energy Services Inc. - Delayed Draw Term Loan	12.93%	—%	12.93%
CP Energy Services Inc. - First Lien Term Loan A to Spartan Energy Services, LLC	5.70%	6.23%	11.93%	(C)
CP Energy Services Inc. - Incremental First Lien Term Loan A to Spartan Energy Services, LLC	11.93%	—%	11.93%	(C)
Druid City Infusion, LLC - First Lien Convertible Note	2.00%	—%	2.00%
Emerge Intermediate, Inc. - First Lien Term Loan	4.00%	—%	4.00%	(D)
First Brands Group - First Lien DIP Term Loan A	8.45%	—%	8.45%
First Tower Finance Company LLC - First Lien Term Loan	—%	16.00%	16.00%	(E)
InterDent, Inc. - First Lien Term Loan B	7.00%	—%	7.00%
InterDent, Inc. - First Lien Delayed Draw Term Loan B	7.00%	—%	7.00%
MITY, Inc. - First Lien Term Loan B	—%	10.00%	10.00%
National Property REIT Corp. - First Lien Term Loan A	—%	2.00%	2.00%
National Property REIT Corp. - First Lien Term Loan D	—%	2.00%	2.00%
National Property REIT Corp. - First Lien Term Loan E	—%	7.00%	7.00%
Nationwide Loan Company LLC - Delayed Draw Term Loan	10.00%	—%	10.00%	(F)
Nationwide Loan Company LLC - Delayed Draw Term Loan	10.00%	—%	10.00%	(F)
New WPCC Parent, LLC. - Series A Preferred Interests	13.00%	—%	13.00%
Pacific World Corporation - First Lien Term Loan A	6.62%	1.35%	7.97%
QC Holdings TopCo, LLC - Second Lien Term Loan	—%	14.00%	14.00%	(G)
QC Holdings TopCo, LLC - Second Lien Delayed Draw Term Loan	—%	14.00%	14.00%	(G)
Rising Tide Holdings, Inc. - First In Last Out Term Loan	30.00%	—%	30.00%	(H)
Rising Tide Holdings, Inc. - First In Last Out Term Loan	20.00%	—%	20.00%	(H)
Rising Tide Holdings, Inc. - First Lien First Out Term Loan	15.00%	—%	15.00%
Rising Tide Holdings, Inc. - First Lien Second Out Term Loan	12.00%	—%	12.00%
ShiftKey, LLC - First Lien Term Loan	0.50%	—%	0.50%
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Convertible Term Loan B	2.00%	—%	2.00%
Shoes West, LLC (d/b/a Taos Footwear) - Class A Preferred Units of Taos Footwear Holdings, LLC	8.00%	—%	8.00%
STG Distribution, LLC - First Out First Lien Term Loan	7.25%	—%	7.25%
Town & Country Holdings, Inc. - First Lien Term Loan	—%	5.00%	5.00%
Universal Turbine Parts, LLC - Preferred A Units	12.75%	—%	12.75%
USES Corp. - First Lien Equipment Term Loan	1.88%	11.10%	12.98%	(I)
Valley Electric Co. of Mt. Vernon, Inc. - First Lien Term Loan	—%	2.50%	2.50%
Valley Electric Company, Inc. - First Lien Term Loan	—%	10.00%	10.00%
Valley Electric Company, Inc. - First Lien Term Loan B	—%	5.50%	5.50%
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
(C) On August 22, 2022, the Spartan Energy Services, LLC Twenty-Fifth Amendment to Amended and Restated Senior Secured Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 11.93%.
(D) On November 28, 2025, the Emerge Intermediate, Inc. First Lien term loan investment paid and capitalized interest as PIK. As of December 31, interest is accruing in cash.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of December 31, 2025
(E) On December 30, 2025, the First Tower Finance Company LLC Amendment No. 16 was amended to reduce the PIK rate to 5.00% and allow the interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 16.00%.
(F) The Nationwide Loan Company LLC Delayed Draw Term Loan agreement allows for a portion of interest accruing in cash to be payable in kind.
(G) The Amended QC Holdings TopCo, LLC Senior Secured Term Loan Agreement dated September 30, 2025, allows for a portion of interest accruing in cash to be payable in kind.
(H) The Rising Ride Holdings, Inc. Amended and Restated ABL Credit Agreement allows for all or a portion of interest to be payable in kind.
(I) On March 28, 2023, the USES Corp. First Lien Equipment Term loan was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 12.98%.

(37)As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the six months ended December 31, 2025 with these controlled investments were as follows:

Controlled Companies	Fair Value at June 30, 2025	Gross Additions (Cost)(A)	Gross Reductions (Cost) (B)	Net unrealized gains (losses)	Fair Value at December 31, 2025	Interest income	Dividend income	Other income	Net realized gains (losses)
Belnick, LLC (d/b/a The Ubique Group)	$51,166	$5,723	$—	$19,375	$76,264	$5,724	$—	$25	$—
CP Energy Services Inc.	85,359	3,104	—	(1,657)	86,806	6,704	—	—	—
CP Energy - Spartan Energy Services, Inc.	36,830	4,774	—	4,650	46,254	3,349	—	—	—
Credit Central Loan Company, LLC	78,736	2,315	—	2,105	83,156	3,669	—	—	—
Echelon Transportation, LLC	65,653	—	(32,993)	(3,134)	29,526	1,123	—	—	—
First Tower Finance Company LLC	760,518	31	(2,867)	143,338	901,020	35,816	—	—	—
Freedom Marine Solutions, LLC	11,660	350	—	(128)	11,882	—	—	—	—
InterDent, Inc.	338,781	19,675	—	(20,584)	337,872	21,047	—	—	—
Kickapoo Ranch Pet Resort	3,917	—	—	(205)	3,712	42	—	—	—
MITY, Inc.	94,418	3,520	—	(4,556)	93,382	4,777	—	88	8
National Property REIT Corp.	1,300,972	25,568	(44,545)	(108,733)	1,173,262	31,533	—	—	—
Nationwide Loan Company LLC	36,780	515	—	(5,899)	31,396	516	—	—	—
NMMB, Inc.	72,207	—	—	11,882	84,089	1,960	—	—	842
Pacific World Corporation	107,970	16,138	—	(16,482)	107,626	4,994	—	300	—
QC Holdings TopCo, LLC	77,286	1,706	—	16,680	95,672	6,779	—	—	—
R-V Industries, Inc.	105,577	9,000	—	(11,913)	102,664	2,963	8,774	—	—
Strategic Chemical Solutions Corp. (f/k/a USES Corp.)	14,518	544	(66,219)	61,865	10,708	1,433	—	—	(66,219)
Universal Turbine Parts, LLC	102,728	2,017	(118)	(2,398)	102,229	3,114	2,017	—	—
Valley Electric Company, Inc.	351,291	—	—	(32,908)	318,383	6,286	7,124	333	—
Total	$3,696,367	$94,980	$(146,742)	$51,298	$3,695,903	$141,829	$17,915	$746	$(65,369)
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of December 31, 2025
(38)As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the six months ended December 31, 2025 with these affiliated investments were as follows:

Affiliated Companies	Fair Value at June 30, 2025	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at December 31, 2025	Interest income	Dividend income	Other income	Net realized gains (losses)
Nixon, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
RGIS Services, LLC	27,057	1,099	—	5,746	33,902	—	985	—	—
Total	$27,057	$1,099	$—	$5,746	$33,902	$—	$985	$—	$—
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of December 31, 2025

(39)Acquisition date represents the date of PSEC’s initial investment. Follow-on acquisitions have occurred on the following dates to arrive at PSEC’s current investment as of December 31, 2025 (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments) (see endnote 40 for NPRC equity follow-on acquisitions):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Apidos CLO XV	Subordinated Structured Note	3/29/2018	$6,480
Apidos CLO XXII	Subordinated Structured Note	2/24/2020	1,912
Atlantis Health Care Group (Puerto Rico), Inc.	First Lien Term Loan	12/9/2016	42,000
Aventiv Technologies, LLC	Second Out Super Priority First Lien Term Loan	6/28/2024	834
Aventiv Technologies, LLC	Second Out Super Priority First Lien Term Loan	3/4/2025	595
Aventiv Technologies, LLC	Super Priority Second Lien Term Loan	1/2/2025	105
Barings CLO 2018-III	Subordinated Structured Note	5/18/2018	9,255
BCPE North Star US Holdco 2, Inc.	Second Lien Term Loan	12/30/2021, 10/28/2022	70,133
BCPE Osprey Buyer, Inc.	First Lien Revolving Line of Credit	2/22/2023, 5/23/2023, 9/14/2023, 11/22/2023, 3/28/2024, 7/11/2024, 11/26/2024, 2/27/2025, 3/27/2025, 8/27/2025, 9/26/2025	8,714
BCPE Osprey Buyer, Inc.	First Lien Delayed Draw Term Loan	9/26/2023	4,639
Belnick, LLC (d/b/a The Ubique Group)	First Lien Term Loan	6/27/2022, 12/1/2023	18,000
Cent CLO 21 Limited	Subordinated Structured Note	7/12/2018	1,024
Collections Acquisition Company, Inc.	First Lien Term Loan	1/13/2022, 3/14/2024, 10/30/2025	25,850
CP Energy Services Inc.	First Lien Term Loan	8/31/2023	2,900
CP Energy Services Inc.	First Lien Delayed Draw Term Loan	3/25/2025, 6/24/2025, 9/25/2025	7,400
CP Energy Services Inc.	First Lien Term Loan A to Spartan Energy Services, LLC	4/9/2021, 1/10/2022, 2/10/2023, 6/7/2024, 11/13/2024, 1/9/2025, 3/25/2025, 6/24/2025, 9/25/2025, 12/17/2025	27,981
CP Energy Services Inc.	Common Stock	10/11/2013, 12/26/2013, 4/6/2018, 12/31/2019	69,586
Credit Central Loan Company, LLC	Class A Units	12/28/2012, 3/28/2014, 6/26/2014, 9/28/2016, 8/21/2019	11,975
Credit Central Loan Company, LLC	First Lien Term Loan	6/26/2014, 9/28/2016, 12/16/2022, 1/27/2023, 9/30/2025	48,310
Credit Central Loan Company, LLC	Class P Units	1/27/2023	1,540
Discovery Point Retreat, LLC	First Lien Term Loan	5/9/2025	3,700
DRI Holding, Inc.	First Lien Term Loan	4/26/2022, 7/21/2022	12,999
DRI Holding, Inc.	Second Lien Term Loan	5/18/2022	10,000
Echelon Transportation, LLC	Membership Interest	3/31/2014, 9/30/2014, 12/9/2016	22,488
Echelon Transportation, LLC	First Lien Term Loan	11/14/2018, 7/9/2019, 5/5/2020, 10/9/2020, 1/21/2021, 3/18/2021	5,465
Emerge Intermediate, Inc.	First Lien Term Loan	6/14/2024	1,467
Eze Castle Integration, Inc.	First Lien Delayed Draw Term Loan	10/7/2022, 9/5/2023, 1/10/2025	2,576
First Brands Group	First Lien Term Loan	4/27/2022, 9/19/2025	8,880
First Brands Group	Second Lien Term Loan	5/12/2022	4,938
First Tower Finance Company LLC	Class A Units	12/30/2013, 6/24/2014, 12/15/2015, 11/21/2016, 3/9/2018	39,885
First Tower Finance Company LLC	First Lien Term Loan to First Tower, LLC	12/15/2015, 3/9/2018, 3/24/2022, 5/30/2025, 6/27/2025	60,548
Freedom Marine Solutions, LLC	Membership Interest	10/1/2009, 12/22/2009, 1/13/2010, 3/30/2010, 5/13/2010, 2/14/2011, 4/28/2011, 7/7/2011, 10/20/2011, 10/30/2015, 1/7/2016, 4/11/2016, 8/11/2016, 1/30/2017, 4/20/2017, 6/13/2017, 8/30/2017, 1/17/2018, 2/15/2018, 5/8/2018, 10/31/2018, 5/14/2021, 4/18/2022, 2/15/2023, 7/2/2024, 8/12/2025	43,443
Galaxy XV CLO, Ltd.	Subordinated Structured Note	8/21/2015, 3/10/2017	9,161
Galaxy XXVII CLO, Ltd.	Subordinated Structured Note	6/11/2015	1,460
Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	Second Lien Term Loan	5/11/2021, 10/14/2021	54,649
Imperative Worldwide, LLC	First Lien Term Loan	10/26/2022, 6/1/2023, 9/30/2024	8,190
InterDent, Inc.	First Lien Term Loan A	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014, 7/14/2021, 3/28/2022	93,903
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of December 31, 2025

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
InterDent, Inc.	First Lien Term Loan B	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
InterDent, Inc.	Delayed Draw Term Loan B	12/20/2024, 3/24/2025, 5/27/2025, 6/23/2025, 9/25/2025, 12/23/2025	25,000
Interventional Management Services, LLC	First Lien Revolving Line of Credit	2/25/2021, 11/17/2021	5,000
K&N HoldCo, LLC	Class A Membership Units	7/31/2024	105
Kickapoo Ranch Pet Resort	Membership Interest	10/21/2019, 12/4/2019	28
LCM XIV Ltd.	Subordinated Structured Note	9/25/2015, 5/18/2018	9,422
Lucky US BuyerCo LLC	First Lien Revolving Line of Credit	3/21/2024, 6/24/2024, 3/31/2025, 7/15/2025, 12/11/2025	2,520
MITY, Inc.	Common Stock	6/23/2014	7,200
MITY, Inc.	First Lien Term Loan A	1/17/2017, 3/23/2021, 2/14/2024, 3/15/2024, 5/15/2024, 9/16/2024, 12/3/2024, 4/4/2025, 10/29/2025	22,881
MITY, Inc.	First Lien Term Loan B	1/17/2017, 6/3/2019	11,000
Nationwide Loan Company LLC	Class A Units	3/28/2014, 6/18/2014, 9/30/2014, 6/29/2015, 3/31/2016, 8/31/2016, 5/31/2017, 10/31/2017	20,469
Nationwide Loan Company LLC	First Lien Delayed Draw Term Loan A	6/26/2024	2,250
Nationwide Loan Company LLC	First Lien Delayed Draw Term Loan B	3/6/2025	3,000
National Property REIT Corp.	First Lien Term Loan A	4/3/2020, 5/15/2020, 6/10/2020, 7/29/2020, 8/14/2020, 9/15/2020,10/15/2020, 10/30/2020, 11/10/2020, 11/13/2020, 11/19/2020, 12/11/2020, 1/27/2021, 2/25/2021, 3/11/2021, 5/14/2021, 6/14/2021, 6/25/2021, 8/16/2021, 11/15/2021, 11/26/2021, 12/1/2021, 12/28/2021, 1/14/2022, 2/15/2022, 3/17/2022, 3/28/2022, 4/1/2022, 4/7/2022, 5/24/2022, 6/6/2022, 7/5/2022, 8/31/2022, 10/6/2022, 1/10/2023, 2/28/2023, 4/4/2023, 4/6/2023, 4/28/2023, 6/9/2023, 6/14/2023, 7/5/2023, 7/14/2023, 8/31/2023, 9/29/2023, 10/4/2023, 10/20/2023, 11/30/2023, 1/3/2024, 1/18/2024, 2/29/2024, 3/8/2024, 4/2/2024, 5/31/2024, 7/8/2024, 8/30/2024, 10/10/2024, 12/02/2024, 1/6/2025, 1/8/2025, 3/20/2025, 4/3/2025, 5/15/2025, 7/3/2025, 8/18/2025	959,035
National Property REIT Corp.	First Lien Term Loan E	6/26/2024	35,300
New WPCC Parent, LLC	First Lien Term Loan	7/8/2025, 7/9/2025, 9/26/2025	4,471
New WPCC Parent, LLC	Series A Preferred Interests	9/4/2025, 9/11/2025, 9/12/2025, 11/14/2025, 12/17/2025	498
New WPCC Parent, LLC	Class A Common Interests	11/14/2025, 12/17/2025	19
NMMB, Inc.	First Lien Term Loan	12/30/2019, 3/28/2022	40,100
Octagon Investment Partners XV, Ltd.	Subordinated Structured Note	4/27/2015, 8/3/2015, 6/27/2017	10,516
Pacific World Corporation	Convertible Preferred Equity	4/3/2019, 4/29/2019, 6/3/2019, 10/4/2019, 11/12/2019, 12/20/2019, 1/7/2020, 3/5/2020, 12/30/2021, 1/26/2024, 7/31/2025, 8/15/2025, 9/12/2025, 12/19/2025	67,100
Pacific World Corporation	First Lien Term Loan A	12/22/2022, 11/25/2024, 3/7/2025	19,900
PeopleConnect Holdings, Inc.	First Lien Term Loan	10/21/2021	82,005
Precisely Software Incorporated	Second Lien Term Loan	5/28/2021, 6/24/2021, 6/3/2022	59,333
Preventics, Inc.	First Lien Term Loan 2	4/30/2025	1,900
Preventics, Inc.	Preferred Units	4/30/2025	38
Preventics, Inc.	Preferred Units	4/30/2025	527
Recovery Solutions Parent, LLC	First Lien Term Loan	6/27/2025, 7/8/2025	2,232
Recovery Solutions Parent, LLC	Common Stock	5/30/2025, 9/4/2025, 9/5/2025, 9/11/2025, 9/15/2025, 9/25/2025, 11/21/2025	2,737
Redstone Holdco 2 LP	Second Lien Term Loan	9/10/2021	17,903
RGIS Services, LLC	Membership Interest	5/28/2024, 12/12/2025	2,532
RME Group Holding Company	First Lien Term Loan B	12/29/2025	2,000
Rosa Mexicano	First Lien Revolving Line of Credit	3/27/2020, 10/13/2023, 2/7/2024, 5/17/2024, 8/12/2025, 11/3/2025	7,000
R-V Industries, Inc.	First Lien Term Loan	3/4/2022, 9/25/2023, 11/24/2025	17,700
R-V Industries, Inc.	Common Stock	12/27/2016	1,854
Shiftkey, LLC	First Lien Term Loan	8/26/2022, 9/14/2022, 9/23/2022	39,450
The RK Logistics Group, Inc.	Class B Common Units	12/19/2023	1,250
The RK Logistics Group, Inc.	First Lien Term Loan	6/28/2024	13,000
Town & Country Holdings, Inc.	First Lien Term Loan	7/13/2018, 7/16/2018, 2/27/2024, 3/28/2024, 4/23/2024	115,000
Town & Country Holdings, Inc.	Common Stock	10/18/2024, 12/30/2024, 1/6/2025, 1/9/2025, 5/7/2025, 7/11/2025, 10/1/2025	41,282
United Sporting Companies, Inc.	Second Lien Term Loan	3/7/2013, 3/14/2024	59,325
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of December 31, 2025

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
(41)On March 31, 2025, Prospect exercised certain rights and remedies under its loan documents to exercise voting rights in respect of the equity of Belnick, LLC and certain of its subsidiaries (“Belnick”) to, among other things, appoint new officers, all of whom are our Investment Adviser’s professionals. As a result, Prospect’s investment in Belnick is classified as a control investment. Effective May 22, 2025, Prospect established 100% ownership of Belnick Holdings of Delaware, LLC (“Belnick Delaware”), a wholly owned consolidated holdings company. On May 23, 2025, Belnick Delaware acquired a 100% voting interest in Belnick’s Class P Preferred units, which equates to a 99.05% fully diluted beneficial interest in Belnick as of December 31, 2025. Belnick is a provider of high-volume, value-oriented furniture and furnishings to a broad range of residential and commercial end markets.
(42)This investment represents a Level 2 security in the ASC 820 table as of December 31, 2025. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.
(43)Investment provides future right to acquire voting securities not beneficially owned, subject to certain terms and conditions, including prior notice, which if exercised, could result in such investment becoming an affiliate or control investment.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of December 31, 2025
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

Additional Information - Derivative instrument held at fair value:

Counterparty	Contract	Currency Purchased (1)	Currency Sold	Settlement Date	Maturity Date Range	Derivative Asset Fair Value	% of Net Assets (2)	Derivative Liability Fair Value	% of Net Assets (2)
Mizuho Capital Markets LLC	Foreign Currency Forward Contracts	ILS 700,776	$227,481	10/28/2025	3/24/2026 - 12/23/2030	$484	—%	$(968)	—%
(1) Currency purchased is Israeli Shekel (“ILS”).
(2) Percentage is less than 0.01% of Net Assets.

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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)
(in thousands, except share data)

							June 30, 2025
Portfolio Company	Industry(43)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Discovery Point Retreat, LLC (6)	Health Care Providers & Services	First Lien Term Loan	6/14/2024	12.31% (3M SOFR + 7.75%)	3.25	6/14/2029	$20,445	$20,445	$20,445	0.6%	(3)(8)
		Series A Preferred Stock of Discovery MSO HoldCo LLC - 8,395 Units	6/14/2024	8.00% PIK		N/A		7,950	10,897	0.4%	(14)
								28,395	31,342	1.0%
DRI Holding Inc.	Commercial Services & Supplies	First Lien Term Loan	12/21/2021	9.68% (1M SOFR + 5.25%)	0.50	12/21/2028	$33,217	$32,507	$33,192	1.1%	(3)(8)
		Second Lien Term Loan	12/21/2021	12.43% (1M SOFR + 8.00%)	0.50	12/21/2029	145,000	145,000	145,000	4.9%	(3)(8)
								177,507	178,192	6.0%
Druid City Infusion, LLC	Pharmaceuticals	First Lien Term Loan	9/30/2024	11.80% (3M SOFR + 7.50%)	3.00	10/4/2029	49,630	49,630	49,630	1.7%	(3)(8)
		First Lien Convertible Note to Druid City Intermediate, Inc.	9/30/2024	6.00% plus 2.00% PIK	—	10/4/2033	19,235	19,235	30,673	1.0%	(3)(36)(48)
								68,865	80,303	2.7%
Dukes Root Control Inc.	Commercial Services & Supplies	First Lien Revolving Line of Credit - $4,464 Commitment	12/8/2022	10.98% (3M SOFR + 6.50%)	1.00	12/8/2028	1,393	1,427	1,393	—%	(8)(13)
		First Lien Term Loan	12/8/2022	10.96% (3M SOFR + 6.50%)	1.00	12/8/2028	3,206	3,196	3,206	0.1%	(3)(8)(13)(46)
		First Lien Term Loan	12/8/2022	10.98% (3M SOFR + 6.50%)	1.00	12/8/2028	35,692	35,966	35,692	1.2%	(3)(8)
								40,589	40,291	1.3%
Emerge Intermediate, Inc. (45)	Pharmaceuticals	First Lien Term Loan	2/26/2024	6.00% plus 4.50% PIK	—	8/31/2027	57,053	57,053	53,273	1.8%	(3)(36)
								57,053	53,273	1.8%
Enseo Acquisition, Inc.	Media	First Lien Term Loan	6/2/2021	13.06% (3M SOFR + 8.50%)	2.00	12/31/2027	49,642	49,642	49,642	1.7%	(3)(8)
								49,642	49,642	1.7%
Eze Castle Integration, Inc.	Software	First Lien Delayed Draw Term Loan - $8,036 Commitment	7/15/2020	11.91% (3M SOFR + 7.50%)	3.00	1/15/2027	2,565	2,553	2,565	0.1%	(8)(13)(46)
		First Lien Term Loan	7/15/2020	11.92% (3M SOFR + 7.50%)	3.00	1/15/2027	45,925	45,925	45,925	1.5%	(3)(8)
								48,478	48,490	1.6%
Faraday Buyer, LLC	Electrical Equipment	First Lien Delayed Draw Term Loan - $6,540 - Commitment	10/11/2022	10.30% (3M SOFR + 6.00%)	1.00	10/11/2028	—	—	—	—%	(8)(13)
		First Lien Term Loan	10/11/2022	10.30% (3M SOFR + 6.00%)	1.00	10/11/2028	61,367	61,367	61,367	2.1%	(3)(8)
								61,367	61,367	2.1%
First Brands Group	Automobile Components	First Lien Term Loan	3/24/2021	9.54% ( 3M SOFR + 5.00%)	1.00	3/30/2027	21,841	21,906	20,695	0.6%	(3)(8)(42)
		Second Lien Term Loan	3/24/2021	13.04% (3M SOFR + 8.50%)	1.00	3/30/2028	37,000	37,023	34,450	1.2%	(3)(8)
								58,929	55,145	1.8%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 0.00%	—	10/15/2030	50,525	612	608	—%	(5)(12)(15)
								612	608	—%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 0.00%	—	5/16/2031	24,575	865	847	—%	(5)(12)(15)
								865	847	—%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 0.00%	—	7/15/2031	39,905	835	830	—%	(5)(12)(15)
								835	830	—%
Global Tel*Link Corporation (d./b/a ViaPath Technologies)	Diversified Telecommunication Services	First Lien Term Loan	8/6/2024	11.83% (1M SOFR + 7.50%)	3.00	8/6/2029	126,048	121,898	124,174	4.2%	(3)(8)
								121,898	124,174	4.2%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield 0.00%	—	4/28/2030	41,164	1	8	—%	(5)(12)(15)
								1	8	—%
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)
(in thousands, except share data)

							June 30, 2025
Portfolio Company	Industry(43)	Investments(1)(35)	Acquisition Date(39)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

STG Distribution, LLC	Air Freight & Logistics	First Out First Lien Term Loan	10/3/2024	5.42% (1M SOFR + 1.00% ) plus 7.25% PIK	1.50	10/3/2029	$15,144	$14,881	$15,144	0.5%	(8)(36)
		Second Out First Lien Term Loan	10/3/2024	5.42% (1M SOFR + 1.00% ) plus 6.50% PIK	1.50	10/3/2029	38,838	38,838	31,226	1.0%	(8)(36)(44)
		Third Out First Lien Term Loan	10/3/2024	5.42% (1M SOFR + 1.00% ) plus 6.00% PIK	1.50	10/3/2029	19,353	18,970	5,922	0.2%	(8)(44)
								72,689	52,292	1.7%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interest	12/4/2006			N/A		—	—	—%	(11)
								—	—	—%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	11/17/2022	8.00%	—	8/29/2028	28,761	28,761	2,821	0.2%
		First Lien Term Loan	1/26/2018	3.00% plus 5.00% PIK	—	8/29/2028	42,136	42,136	43,004	1.4%	(36)
		First Lien Term Loan	1/26/2018	8.00%	—	8/29/2028	164,931	164,931	168,328	5.6%
		Class B of Town & Country TopCo LLC (999 Non-Voting Units)	11/17/2022			N/A		31,882	—	—%	(14)(48)
								267,710	214,153	7.2%
TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	14.00% (3M SOFR + 9.00%)	5.00	5/31/2027	18,663	18,663	18,663	0.6%	(3)(8)
								18,663	18,663	0.6%
United Sporting Companies, Inc. (16)	Distributors	Second Lien Term Loan	9/28/2012	11.00% (1M LIBOR + 11.00%) plus 2.00% PIK	—	11/16/2019	187,012	86,309	12,897	0.4%	(7)
								86,309	12,897	0.4%
Upstream Newco, Inc.	Health Care Providers & Services	Second Lien Term Loan	11/20/2019	12.88% (3M SOFR + 8.50%)	—	11/20/2027	22,000	21,938	16,106	0.5%	(8)
								21,938	16,106	0.5%
USG Intermediate, LLC	Leisure Products	First Lien Revolving Line of Credit - $14,000 Commitment	4/15/2015	13.68% (1M SOFR + 9.25%)	1.00	2/9/2029	14,000	14,000	14,000	0.5%	(8)(13)
		First Lien Term Loan B	4/15/2015	16.18% (1M SOFR + 11.75%)	1.00	2/9/2029	71,188	71,188	71,188	2.4%	(3)(8)
		Equity	4/15/2015			N/A		1	—	—%	(14)
								85,189	85,188	2.9%
Verify Diagnostics LLC	Health Care Providers & Services	First Lien Term Loan	5/15/2025	14.58% (3M SOFR+ 10.28%)	3.50	5/15/2030	37,500	37,500	36,750	1.3%	(3)(8)(44)
		Class A Preferred Units of Verify Diagnostic Holdings LLC (9,250,000 units)	5/15/2025	12.00% PIK		N/A		9,250	10,195	0.3%	(14)
								46,750	46,945	1.6%
Victor Technology, LLC	Commercial Services & Supplies	First Lien Term Loan	12/3/2021	12.06% (3M SOFR + 7.50%)	1.00	12/3/2028	10,950	10,950	10,851	0.4%	(3)(8)
								10,950	10,851	0.4%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 0.00%	—	10/15/2030	40,613	3,476	2,506	0.1%	(5)(12)(15)
								3,476	2,506	0.1%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 0.00%	—	4/18/2031	40,773	1,204	753	—%	(5)(12)(15)
								1,204	753	—%
WatchGuard Technologies, Inc.	IT Services	First Lien Term Loan	8/17/2022	9.58% (1M SOFR + 5.25%)	0.75	6/30/2029	34,038	34,038	33,873	1.1%	(3)(8)
								34,038	33,873	1.1%
Wellful Inc.	Food Products	Second Out First Lien Term Loan	11/27/2024	8.94% (1M SOFR+ 4.50%) plus 1.75% PIK	1.00	4/19/2030	18,560	18,560	15,071	0.5%	(8)(36)(44)
								18,560	15,071	0.5%
Total Non-Control/Non-Affiliate Investments								$3,265,522	$2,950,092	98.7%

Total Portfolio Investments								$6,693,501	$6,673,516	223.3%
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
Restricted cash relates to a contractual requirement for our Revolving Credit Facility to maintain a minimum cash balance in a reserve account. The contractual requirement is based upon our outstanding borrowing on our Revolving Credit Facility. Additionally, as of December 31, 2025, restricted cash also includes posted collateral to cover variation margin that may be restricted until the position is closed out. This balance is required by our custody control agreement to be held in a custody account.
Reclassifications
Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three and six months ended December 31, 2025. See Note 12. Income Taxes and Note 16. Financial Highlights.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of December 31, 2025 and June 30, 2025, our qualifying assets as a percentage of total assets, stood at 82.56% and 85.27%, respectively.
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
Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific identification method. Amounts for investments traded but not yet settled are reported in Due to Broker or Due from Broker, in the Consolidated Statements of Assets and Liabilities. As of December 31, 2025 and June 30, 2025, we have no assets going through foreclosure.
Foreign Currency
Foreign currency amounts are translated into U.S. Dollars (USD) on the following basis:
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
Foreign-denominated monetary assets and liabilities, including our 5.50% 2030 Notes, are remeasured at the spot exchange rate as of the last business day of the period, with the resulting gains and losses recognized in net change in unrealized gains (losses) from derivative instruments and foreign currency transactions. Foreign-currency-denominated cash proceeds and payments, including interest payments on the 5.50% 2030 Notes, are translated at the exchange rates in effect on the settlement dates and recognized in net realized gains (losses) from derivative instruments and foreign currency transactions and for interest payment in interest expense.
We use foreign currency forward contracts to manage a portion of our exposure to changes in the Israeli Shekel/U.S. Dollar exchange rate associated with principal and interest on the 5.50% 2030 Notes. Certain forward contracts are designated as cash flow hedges of forecasted interest payments and certain forward contracts are designated as fair value hedges of the foreign currency risk in the 5.50% 2030 Notes’ principal. Refer to Note 6. Public Notes for additional information, including the accounting for amounts recognized in earnings and other comprehensive income.

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
Foreign Currency
Investments and debt denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.
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
Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices, including valuations derived from observable market data such as interest rate curves, forward curves, foreign exchange rates, and credit spreads.

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
Convertible Notes
Our previously outstanding 6.375% convertible notes due 2025, which matured during the fiscal year ended June 30, 2025, are referred to as the “2025 Notes” or the “Convertible Notes”. We recorded the Convertible Notes at their contractual amounts and at issuance, we determined that the embedded conversion options in the Convertible Unsecured Notes are not required to be separately accounted for as a derivative under ASC 815, Derivatives and Hedging. The Convertible Notes were repaid at maturity on March 3, 2025. See Note 5 for activity recorded during the three and six months ended December 31, 2024.

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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectability of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and payment-in-kind (“PIK”) interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of December 31, 2025 and June 30, 2025, approximately 0.7% and 0.3%, respectively, of our total assets at fair value are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of December 31, 2025, we do not expect to have any excise tax due for the 2025 calendar year. Thus, we have not accrued any excise tax for this period.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of December 31, 2025, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations, and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2022 and thereafter remain subject to examination by the Internal Revenue Service.
Taxable Subsidiaries
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. As of December 31, 2025, and June 30, 2025, no net tax benefit or expense was recorded since they did not result in a material provision for income taxes. As of December 31, 2025, and June 30, 2025, the net deferred tax asset or liability was not material to the financial statements after taking into account valuation allowances.

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Financing Costs
We record origination expenses related to our Revolving Credit Facility as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation for our Revolving Credit Facility. Debt issuance costs and origination discounts related to our Convertible Notes, 3.364% 2026 Notes, and 3.437% 2028 Notes are presented net against the outstanding principal of the respective instrument and amortized as part of interest expense using the effective interest method over the stated life of the respective instrument. Debt issuance costs and origination discounts related to our 5.50% 2030 Notes (collectively, with our 3.364% 2026 Notes and 3.437% 2028 Notes, our “Public Notes”) and Prospect Capital InterNotes® (collectively, with our Convertible Notes and Public Notes, our “Unsecured Notes”) are net against the outstanding principal amount of our 5.50% 2030 Notes and Prospect Capital InterNotes®, respectively, and are amortized as part of interest expense using the straight-line method over the stated maturity of the respective note. In the event that we modify or extinguish our debt before maturity, we follow the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Revolving Credit Facility, any unamortized deferred costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our Unsecured Notes, any unamortized deferred costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.

Unamortized deferred financing costs are presented as a direct deduction to the respective Unsecured Notes (see Notes 5, 6, and 7).
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) or Israeli Securities Authority (“ISA”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or reclassified to deferred debt issuance costs upon the receipt of proceeds from a debt offering and are presented and amortized in accordance with the above policy. The prepaid expenses are charged to expense if no offering is completed. As of December 31, 2025 and June 30, 2025, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.

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
Derivative Instruments
The Company follows the guidance in ASC Topic 815 - Derivatives and Hedging (“ASC Topic 815”) when accounting for derivative instruments.
The Company may enter into derivative instruments, primarily foreign currency forward contracts, to manage its exposure to foreign currency exchange rate risk associated with certain financing arrangements, including the 5.50% 2030 Notes. Derivative instruments are recognized as assets or liabilities at fair value in the Consolidated Statement of Assets and Liabilities.
The Company designates certain foreign currency forward contracts as cash flow hedges, which hedge the foreign currency exchange rate risk associated with forecasted interest payments on the 5.50% 2030 Notes, which are payable in Israeli Shekel. For qualifying cash flow hedges, the change in fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in other comprehensive income (loss) (“OCI”) and is reclassified into earnings in the same Consolidated Statement of Operations line item as the hedged item, when the hedged cash flows affect earnings. This will occur when interest payments are made and when the principal of the loan is fully repaid.
The Company designates a certain foreign currency forward contract as fair value hedge of the foreign currency exchange rate risk associated with the principal of the 5.50% 2030 Notes. For this hedge, the Company has elected to apply the spot method (as defined within ASC Topic 815), whereby changes in the fair value of the forward contracts attributable to spot rate changes are included in the assessment of hedge effectiveness. The related gains and losses are recognized in earnings in the same Consolidated Statement of Operations line item as the earnings effect of the hedged item, which is net change in unrealized gains (losses) from derivative instruments and foreign currency transactions. The Company excludes forward points, the spot-forward difference, from the hedge effectiveness assessment. Forward points are recognized in earnings on a systematic basis over the term of the hedge, with any remaining change in the fair value of forward points recorded in OCI. Amounts recognized in earnings are presented in the same Consolidated Statement of Operations line item as the hedged item, which is net realized gains (losses) from derivative instruments and foreign currency transactions.
Although the Company has the ability to offset derivative assets and liabilities in the Consolidated Statement of Assets and Liabilities in accordance with the applicable offsetting guidance, the Company has elected not to offset and therefore presents derivative assets and derivative liabilities on a gross basis. The Company also does not offset the fair value of derivative instruments against cash collateral posted or received.

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
In November 2025, the FASB issued ASU No. 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements” (“ASU 2025-09”), which clarifies certain aspects of the hedge accounting guidance and addresses incremental hedge accounting issues arising from the global reference rate reform initiative, with the objective of more closely aligning hedge accounting with the economics of an entity’s risk management activities. ASU 2025-09 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, and is to be applied on a prospective basis. The Company will adopt ASU 2025-09 as of September 30, 2027, and the application of this guidance is not expected to have a material impact on its consolidated financial statements.
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

Note 3. Portfolio Investments
As of December 31, 2025, we had investments in 91 portfolio investments and CLOs, which had an amortized cost of $6,389,615 and a fair value of $6,441,536. As of June 30, 2025, we had investments in 97 portfolio investments and CLOs, which had an amortized cost of $6,693,501 and a fair value of $6,673,516.
The original cost basis of debt and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $172,001 and $425,595 during the six months ended December 31, 2025 and December 31, 2024, respectively. Debt repayments and considerations from sales of equity securities of approximately $313,926 and $665,691 were received during the six months ended December 31, 2025 and December 31, 2024, respectively.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The following table shows the composition of our investment portfolio as of December 31, 2025 and June 30, 2025:

	December 31, 2025		June 30, 2025
	Cost	Fair Value	Cost	Fair Value
First Lien Revolving Line of Credit	$66,344	$62,712	$83,721	$81,551
First Lien Debt(1)	4,494,856	4,251,290	4,636,795	4,381,227
Second Lien Revolving Line of Credit	1,706	1,706	—	—
Second Lien Debt	811,958	634,657	965,712	765,806
Unsecured Debt	7,200	5,392	7,200	5,403
Subordinated Structured Notes	12,234	14,010	37,840	35,002
Equity	995,317	1,471,769	962,233	1,404,527
Total Investments	$6,389,615	$6,441,536	$6,693,501	$6,673,516
(1) First lien debt includes loans that the Company classifies as “unitranche” and loans classified as “first lien last out”. The total amortized cost and fair value of the unitranche and/or last out loans were $204,025 and $146,910, respectively, as of December 31, 2025. The total amortized cost and fair value of the unitranche and/or last out loans were $201,585 and $166,464, respectively, as of June 30, 2025.

The following table shows the fair value of our investments and derivative instruments disaggregated into the three levels of the ASC 820 valuation hierarchy as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
First Lien Revolving Line of Credit	$—	$—	$62,712	$62,712
First Lien Debt(1)	—	1,649	4,249,641	4,251,290
Second Lien Revolving Line of Credit	—	—	1,706	1,706
Second Lien Debt	—	18,387	616,270	634,657
Unsecured Debt	—	—	5,392	5,392
Subordinated Structured Notes	—	—	14,010	14,010
Equity	—	—	1,471,769	1,471,769
Total Investments	$—	$20,036	$6,421,500	$6,441,536
Derivative Instruments(2)
Foreign currency forward contracts - Assets	$—	$484	$—	$484
Total Foreign currency forward contracts - Assets	$—	$484	$—	$484
Foreign currency forward contracts - Liabilities	$—	$(968)	$—	$(968)
Total Foreign currency forward contracts - Liabilities	$—	$(968)	$—	$(968)
(1) First lien debt includes loans that the Company classifies as “unitranche”. The total amortized cost and fair value of the unitranche loan was $204,025 and $146,910, respectively, as of December 31, 2025.
(2) All foreign currency forward contracts are designated in hedge relationships.

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2025. There were no derivative instruments held as of June 30, 2025.

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The following tables show the aggregate changes in the fair value of our Level 3 investments during the three months ended December 31, 2025:

	First Lien Revolving Line of Credit	First Lien Debt(2)	Second Lien Revolving Line of Credit	Second Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of September 30, 2025	$69,867	$4,317,768	$1,706	$620,521	$5,291	$20,667	$1,444,996	$6,480,816
Net realized (losses) gains on investments	—	(66,219)	—	(73,733)	3	(1,932)	—	(141,881)
Net change in unrealized (losses) gains	(2,958)	17,755	—	65,237	101	200	9,313	89,648
Net realized and unrealized (losses) gains	(2,958)	(48,464)	—	(8,496)	104	(1,732)	9,313	(52,233)
Purchases of portfolio investments	9,321	25,270	—	6,784	—	—	13,252	54,627
Payment-in-kind interest	631	13,794	—	1,313	—	—	4,208	19,946
Accretion of discounts and premiums, net	3	2,219	—	135	—	—	—	2,357
Decrease to Subordinated Structured Notes cost, net(3)	—	—	—	—	—	(4,925)	—	(4,925)
Repayments and sales of portfolio investments	(14,152)	(60,946)	—	(3,987)	(3)	—	—	(79,088)
Transfers within Level 3(1)	—	—	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—	—	—
Transfers into Level 3(1)	—	—	—	—	—	—	—	—
Fair value as of December 31, 2025	$62,712	$4,249,641	$1,706	$616,270	$5,392	$14,010	$1,471,769	$6,421,500
(1) Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
(2) First lien debt includes loans that the Company classifies as “unitranche” and a loan classified as “first lien last out”. The total amortized cost and fair value of the unitranche and/or last out loans were $204,025 and $146,910, respectively, as of December 31, 2025. The total amortized cost and fair value of the unitranche and/or last out loans were $201,585 and $166,464, respectively, as of June 30, 2025.
(3) Reduction to cost value of our Subordinated Structured Notes investments represents the difference between distributions received, or entitled to be received, for the three months ended December 31, 2025, of $4,925 and the effective yield interest income recognized on our Subordinated Structured Notes of $0.

The following tables show the aggregate changes in the fair value of our Level 3 investments during the six months ended December 31, 2025:

	First Lien Revolving Line of Credit	First Lien Debt(2)	Second Lien Revolving Line of Credit	Second Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2025	$68,350	$4,351,777	$—	$726,372	$5,403	$35,002	$1,404,527	$6,591,431
Net realized (losses) gains on investments	—	(66,215)	—	(73,733)	8	(4,672)	842	(143,770)
Net change in unrealized (losses) gains	(2,617)	43,916	—	56,398	(11)	4,615	34,158	136,459
Net realized and unrealized (losses) gains	(2,617)	(22,299)	—	(17,335)	(3)	(57)	35,000	(7,311)
Purchases of portfolio investments(3)	14,578	72,696	1,706	6,784	—	—	28,876	124,640
Payment-in-kind interest	1,196	28,920	—	1,313	—	—	4,208	35,637
Accretion of discounts and premiums, net	(20)	2,691	—	318	—	—	—	2,989
Decrease to Subordinated Structured Notes cost, net(4)	—	—	—	—	—	(20,296)	—	(20,296)
Repayments and sales of portfolio investments(3)	(18,775)	(206,100)	—	(88,232)	(8)	(639)	(842)	(314,596)
Transfers within Level 3(1)(3)	—	—	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	(34,450)	—	—	—	(34,450)
Transfers into Level 3(1)	—	21,956	—	21,500	—	—	—	43,456
Fair value as of December 31, 2025	$62,712	$4,249,641	$1,706	$616,270	$5,392	$14,010	$1,471,769	$6,421,500

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the six months ended December 31, 2025, one of our first lien notes and one of our second lien notes transferred out of Level 3 to Level 2 because inputs to the valuation became observable. During the six months ended December 31, 2025, two of our first lien notes and one of our second lien notes transferred out of Level 2 to Level 3 because inputs to the valuation became unobservable.
(2) First lien debt includes loans that the Company classifies as “unitranche” and a loan classified as “first lien last out”. The total amortized cost and fair value of the unitranche and/or last out loans were $204,025 and $146,910, respectively, as of December 31, 2025. The total amortized cost and fair value of the unitranche and/or last out loans were $201,585 and $166,464, respectively, as of June 30, 2025.
(3) Includes reorganizations and restructuring of investments.
(4) Reduction to cost value of our Subordinated Structured Notes investments represents the difference between distributions received, or entitled to be received, for the six months ended December 31, 2025, of $20,296 and the effective yield interest income recognized on our Subordinated Structured Notes of $0.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The following tables show the aggregate changes in the fair value of our Level 3 investments during the three months ended December 31, 2024:

	First Lien Revolving Line of Credit	First Lien Debt(2)	Second Lien Revolving Line of Credit	Second Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of September 30, 2024	$96,663	$4,714,369	$—	$826,848	$5,456	$473,792	$1,319,452	$7,436,580
Net realized (losses) gains on investments	—	(9,278)	—	30	3	(37,733)	—	(46,978)
Net change in unrealized (losses) gains	472	10,830	—	(69,880)	(338)	114	19,753	(39,049)
Net realized and unrealized gains (losses)	472	1,552	—	(69,850)	(335)	(37,619)	19,753	(86,027)
Purchases of portfolio investments(3)	9,653	89,434	—	(406)	—	—	15,000	113,681
Payment-in-kind interest	861	20,221	—	193	—	—	—	21,275
Accretion of discounts and premiums, net	29	2,068	—	188	—	—	—	2,285
Decrease to Subordinated Structured Notes cost, net(4)	—	—	—	—	—	(18,675)	—	(18,675)
Repayments and sales of portfolio investments(3)	(3,399)	(343,316)	—	(27,257)	(3)	(1,130)	—	(375,105)
Transfers within Level 3(1)	—	—	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—	—	—
Transfers into Level 3(1)	—	—	—	—	—	—	—	—
Fair value as of December 31, 2024	$104,279	$4,484,328	$—	$729,716	$5,118	$416,368	$1,354,205	$7,094,014
(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
(2) First lien debt includes a loan that the Company classifies as “unitranche” and a loan classified as “first lien last out”. The total amortized cost and fair value of the unitranche and/or last out loans were $0 and $0, respectively, as of December 31, 2024. The total amortized cost and fair value of the unitranche and/or last out loans were $22,781 and $23,092, respectively, as of September 30, 2024.
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
(2) First lien debt includes a loan that the Company classifies as “unitranche” and a loan classified as “first lien last out.” The total amortized cost and fair value of the unitranche and/or last out loans and were $0 and $0, respectively, as of December 31, 2024. The total amortized cost and fair value of the unitranche and/or last out loans were $22,359 and $22,413, respectively, as of June 30, 2024.
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
The three months ended December 31, 2025 and December 31, 2024, respectively net change in unrealized (losses) gains on the investments that use Level 3 inputs was $89,873 and $(50,989) for investments still held as of December 31, 2025 and December 31, 2024, respectively.
The six months ended December 31, 2025 and December 31, 2024, respectively net change in unrealized (losses) gains on the investments that use Level 3 inputs was $135,118 and $(222,800) for investments still held as of December 31, 2025 and December 31, 2024, respectively.
The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of December 31, 2025 and June 30, 2025:

	December 31, 2025			June 30, 2025
	Cost	Fair Value	% of Portfolio	Cost	Fair Value	% of Portfolio
Equity Real Estate Investment Trusts (REITs)	$903,670	$1,173,262	18.2%	$922,647	$1,300,972	19.5%
Consumer Finance	743,632	1,111,244	17.3%	741,932	953,320	14.3%
Healthcare Providers & Services	813,788	783,928	12.2%	767,993	731,527	11.0%
All Other Industries	3,928,525	3,373,102	52.3%	4,260,929	3,687,697	55.2%
Total	$6,389,615	$6,441,536	100.0%	$6,693,501	$6,673,516	100.0%
As of December 31, 2025 investments in California comprised 12.6% of our investments at fair value, with a cost of $1,119,981 and a fair value of $813,314. As of December 31, 2025 investments in Mississippi comprised 14.0% of our investments at fair value, with a cost of $480,482 and a fair value of $901,020. As of June 30, 2025 investments in California comprised 11.9% of our investments at fair value, with a cost of $1,083,513 and a fair value of $794,097. As of June 30, 2025 investments in Mississippi comprised 11.4% of our investments at fair value, with a cost of $483,318 and a fair value of $760,518.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2025 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (4)
First Lien Debt	$1,439,619	Discounted cash flow (Yield analysis)	Market yield	6.7%	to	27.9%	11.5%
First Lien Debt	883,640	Discounted cash flow	Discount Rate	6.5%	to	10.3%	7.3%
			Terminal Cap Rate	5.3%	to	8.3%	6.1%
First Lien Debt	674,343	Enterprise value waterfall (Market approach)	EBITDA multiple	4.3x	to	12.8x	9.9x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	15.5%	to	35.0%	16.9%
First Lien Debt	449,336	Enterprise value waterfall (Market approach)	Tangible book value multiple	3.5x	to	4.0x	4.0x
			Earnings multiple	8.8x	to	13.3x	12.5x
First Lien Debt	433,362	Enterprise value waterfall (Market approach)	EBITDA multiple	5.0x	to	14.0x	9.4x
First Lien Debt	281,879	Enterprise value waterfall (Market approach)	Revenue multiple	0.3x	to	2.3x	1.6x
First Lien Debt	83,156	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.4x	to	2.2x	2.2x
First Lien Debt	21,746	Enterprise value waterfall	Sale Proceeds	n/a			n/a
First Lien Debt	16,352	Discounted cash flow (Yield analysis)	Market yield	13.1%	to	13.1%	13.1%
		Option Pricing Model	Expected volatility	50.0%	to	60.0%	60.0%
First Lien Debt	11,178	Enterprise value waterfall (Discounted cash flow)	Discount rate	10.0%	to	30.0%	15.3%
First Lien Debt	10,708	Enterprise value waterfall (Market approach)	Revenue multiple	1.0x	to	1.5x	1.5x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	18.5%	to	20.5%	18.5%
First Lien Debt	7,034	Enterprise value waterfall (Market approach)	Revenue multiple	0.3x	to	0.5x	0.4x
		Asset recovery analysis	Recoverable amount	n/a			n/a
Second Lien Debt	502,494	Discounted cash flow (Yield analysis)	Market yield	10.9%	to	23.9%	13.8%
Second Lien Debt	98,988	Enterprise value waterfall (Market approach)	EBITDA multiple	6.0x	to	8.0x	7.2x
Second Lien Debt	8,590	Asset recovery analysis	Recoverable amount	n/a			n/a
Second Lien Debt	7,904	Enterprise value waterfall (Market approach)	EBITDA multiple	4.3x	to	7.8x	6.0x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	14.5%	to	16.5%	15.5%
Subordinated Structured Notes	14,010	Discounted cash flow	Discount rate (2)	12.3%	to	13.0%	12.6%
Unsecured Debt	5,392	Enterprise value waterfall (Market approach)	EBITDA multiple	5.5x	to	6.8x	6.8x
Preferred Equity	108,644	Enterprise value waterfall (Market approach)	EBITDA multiple	4.3x	to	14.0x	8.5x
Preferred Equity	32,560	Option Pricing Model	Expected volatility	60.0%	to	70.0%	70.0%
		Enterprise value waterfall (Market approach)	EBITDA multiple	5.5x	to	7.3x	6.8x
Preferred Equity	7,780	Enterprise value waterfall	Sale Proceeds	n/a			n/a
Preferred Equity	4,866	Enterprise value waterfall (Market approach)	Revenue multiple	0.3x	to	2.3x	1.1x
Liquidation Trust	8,839	Deficiency claim analysis	Recoverable amount	n/a			n/a

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (4)
Common Equity/Interests/Warrants	476,402	Enterprise value waterfall (Market approach)	EBITDA multiple	4.5x	to	11.0x	8.6x
Common Equity/Interests/Warrants	451,684	Enterprise value waterfall (Market approach)	Tangible book value multiple	3.5x	to	4.0x	4.0x
			Earnings multiple	8.8x	to	13.3x	12.5x
Common Equity/Interests/Warrants	257,429	Discounted cash flow	Discount rate	6.5%	to	10.3%	7.3%
			Terminal Cap Rate	5.3%	to	8.3%	6.1%
Common Equity/Interests/Warrants	54,366	Enterprise value waterfall (Market approach)	EBITDA multiple	5.8x	to	12.8x	10.5x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	16.0%	to	35.0%	33.0%
Common Equity/Interests/Warrants	23,930	Enterprise value waterfall (Discounted cash flow)	Discount rate	10.0%	to	30.0%	15.6%
Common Equity/Interests/Warrants (3)	23,403	Discounted cash flow	Discount rate	6.5%	to	10.3%	7.3%
			Terminal Cap Rate	5.3%	to	8.3%	6.1%
Common Equity/Interests/Warrants	11,882	Asset recovery analysis	Recoverable amount	n/a			n/a
Common Equity/Interests/Warrants (1)	8,790	Enterprise value waterfall	Discount rate (2)	—%	to	—%	—%
Common Equity/Interests/Warrants	1,194	Discounted cash flow	Discount Rate	21.3%	to	22.3%	21.3%
Total Level 3 Investments	$6,421,500

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
Certain derivative instruments are valued as Level 2 assets or liabilities using pricing information obtained from third-party pricing services, including HIS Markit. These valuations are based on prevailing market data as of the measurement date and are derived using models that apply well-recognized financial principles. Significant inputs to the valuation models include observable market data such as interest rate curves, forward curves, credit spreads, foreign exchange rates, volatilities, and other market-corroborated inputs. Management and the independent valuation firm evaluate the methodologies and inputs to assess whether the resulting values are representative of fair value.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Changes in Valuation Techniques
During the six months ended December 31, 2025, the valuation methodology for Aventiv Technologies, LLC (“Aventiv”) for the Third Out Super Priority First Lien Term Loan changed from relying solely on market quotes to a combination of market quotes and enterprise value waterfall, since market quotes were less active in the current period and given the performance of Aventiv. The fair value of our investment in Aventiv’s Third Out Super Priority First Lien Term Loan increased to $22,601, as of December 31, 2025, a discount of $6,064 from its amortized cost, compared to the $8,404 unrealized discount recorded at June 30, 2025.
During the six months ended December 31, 2025, the valuation methodology for Credit.com Holdings LLC (“Credit.com”) for the First Lien Term Loan A changed from the yield analysis to the enterprise value waterfall, given Credit.com’s declining performance. The fair value of our investment in the First Lien Term Loan A decreased to $13,350 as of December 31, 2025, a discount of $27,163 from its amortized cost, compared to the $2,182 unrealized discount recorded at June 30, 2025.
During the six months ended December 31, 2025, the valuation methodology for Druid City Infusion, LLC (“Druid City”) for the Convertible First Lien Term Loan changed from a combination of the yield analysis, Black-Scholes Option Pricing Method, and enterprise value waterfall, to solely the enterprise value waterfall, given Druid City’s continued performance in excess of underwriting expectations, which resulted in comparable valuation outcomes across methodologies and a valuation increasingly driven by expected recovery rather than optionality. The fair value of our investment in the Convertible First Lien Term Loan increased to $37,438 as of December 31, 2025, a premium of $18,005 from its amortized cost, compared to the $11,438 unrealized premium recorded at June 30, 2025.
During the six months ended December 31, 2025, the valuation methodology for First Brands Group for the Second Lien Term Loan changed from the yield analysis to relying solely on market quotes, since market quotes were more active in the current period. As a result of the quoted prices, the fair value of our investment in the Second Lien Term Loan decreased to $176 as of December 31, 2025, a discount of $36,824 from its amortized cost, compared to the $2,573 unrealized discount recorded at June 30, 2025.
During the six months ended December 31, 2025, the valuation methodology for Medical Solutions Holdings, Inc. changed from the yield analysis to the enterprise value waterfall, given the performance and conditions of Medical Solutions Holdings, Inc. As a result, the fair value of our investment decreased to $21,785, as of December 31, 2025, a discount of $32,657 from its amortized cost, compared to the $25,825 unrealized discount recorded at June 30, 2025.
During the six months ended December 31, 2025, the valuation methodology for Redstone Holdco 2 LP changed from the yield analysis to the enterprise value waterfall, given performance and conditions of Redstone Holdco 2 LP. As a result, the fair value of our investment decreased to $20,500, as of December 31, 2025, a discount of $29,123 from its amortized cost, compared to the $24,012 unrealized discount recorded at June 30, 2025.
During the six months ended December 31, 2025, the valuation methodology for Rising Tide Holdings Inc. (“Rising Tide”) for the First Lien First Out Term Loan, First Lien Second Out Term Loan, and the Class A Common Units changed from the enterprise value waterfall to a combination of enterprise value waterfall and asset recovery analysis, given the performance of Rising Tide. The fair value of our investment in Rising Tide’s First Lien First Out Term Loan, First Lien Second Out Term Loan, and Class A Units were $2,189, $3,551, and $0, respectively, as of December 31, 2025, a discount of $356, $2,644, and $23,898, respectively, from its amortized cost, compared to the $0, $2,264, and $23,898 unrealized discount, respectively, recorded at June 30, 2025.
During the six months ended December 31, 2025, the valuation methodology for Shutterfly Finance, LLC for the First Lien Term Loan changed from relying on market quotes to solely relying on the yield analysis, since market quotes were less active in the current period. As a result of consistent performance, the fair value of our investment in the First Lien Term Loan is $2,406, as of December 31, 2025, which is equal to its amortized cost. The fair value of the investment as of June 30, 2025 also equaled its amortized cost.
During the six months ended December 31, 2025, the valuation methodology for STG Distribution, LLC for the First Out First Lien Term Loan and the Third Out First Lien Term Loan changed from the yield analysis and Black-Scholes Option Pricing Method, respectively, to the enterprise value waterfall, to reflect the expected attributable recovery associated with the post-Chapter 11 restructuring, which restructuring was considered as of the valuation date. The Chapter 11 filing occurred on January 12, 2026, which was subsequent to the valuation date, and such occurrence was consistent with assumptions already incorporated as of the valuation date. As of December 31, 2025, the fair value of our investment in STG Distribution, LLC’s First Out First Lien Term Loan and Third Out First Lien Term Loan were $15,529 and $0, representing a premium of $214 and a discount of $18,603 to their respective amortized costs, compared to an unrealized premium of $263 and an unrealized discount of $13,048 recorded at June 30, 2025.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

During the six months ended December 31, 2025, the valuation methodology for Victor Technology, LLC changed from the yield analysis to the enterprise value waterfall, given the decline in performance and conditions at Victor Technology, LLC. As a result, the fair value of our investment decreased to $5,972, as of December 31, 2025, a discount of $4,828 from its amortized cost, compared to the $99 unrealized discount recorded at June 30, 2025.
During the six months ended December 31, 2025, the valuation methodology for WatchGuard Technologies, Inc. changed from the a combination of the yield analysis and market quotes to solely the yield analysis, given market quotes were less active in the current period. As a result, the fair value of our investment decreased to $33,863, as of December 31, 2025, equal to its amortized cost, compared to the $165 unrealized discount recorded at June 30, 2025.
Credit Quality Indicators and Undrawn Commitments
As of December 31, 2025, $3,728,125 of our loans to portfolio companies, at fair value, bear interest at floating rates and, if applicable, have LIBOR or SOFR floors ranging from 0.5% - 5.5%. As of December 31, 2025, $1,227,632 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 5.75% to 30.0%. As of June 30, 2025, $4,010,055 of our loans to portfolio companies, at fair value, bore interest at floating rates and, if applicable, have LIBOR or SOFR floors ranging from 0.5% to 5.5%. As of June 30, 2025, $1,223,932 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 6.0% to 18.0%.
As of December 31, 2025 and June 30, 2025, the cost basis of our loans on non-accrual status amounted to $292,657 and $273,713 respectively, with fair value of $42,722 and $23,654, respectively. The fair values of these investments represent approximately 0.7% and 0.3% of our total assets at fair value as of December 31, 2025 and June 30, 2025, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 3.00%. As of December 31, 2025 and June 30, 2025, we had $34,246 and $40,707, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies of which $22,557 and $15,900 are considered at the Company’s sole discretion. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of December 31, 2025 and June 30, 2025 as they were all floating rate instruments that repriced frequently.
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
During the six months ended December 31, 2025, we provided $25,568 of debt financing to NPRC to fund real estate capital expenditures and provide working capital.
During the six months ended December 31, 2025, we received partial repayments of $44,545 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

As of December 31, 2025, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $903,670 and a fair value of $1,173,262. The fair value of $1,164,472 related to NPRC’s real estate portfolio was comprised of forty-four multi-family properties, four student housing properties, four senior living properties, and two commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of December 31, 2025:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Taco Bell, OK	Yukon, OK	6/4/2014	$1,719	$—
2	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
3	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	21,569
4	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	22,945
5	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	43,656
6	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	25,935
7	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	21,372
8	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	31,810
9	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	27,625
10	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	17,195
11	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,010
12	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,139
13	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	29,714
14	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,265
15	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	149,203
16	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	86,262
17	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	15,027
18	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	52,746
19	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,248
20	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	34,851
21	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,160
22	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	58,134
23	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	29,883
24	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	46,925
25	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
26	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
27	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	76,124
28	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
29	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	38,843
30	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,806
31	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,399
32	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
33	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
34	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
35	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	18,715
36	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
37	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,975
38	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,955
39	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,203
40	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,601
41	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	106,850
42	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	70,723
43	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
44	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	36,893
45	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	29,831
46	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	24,537
47	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
48	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	$27,500	$17,656
49	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
50	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
51	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
52	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,566
53	NPRC Apex Holdings LLC	Cincinnati, OH	1/19/2024	34,225	27,712
54	NPRC Parkton Holdings LLC	Cincinnati, OH	1/19/2024	45,775	37,090
				$2,304,316	$1,996,887
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
For the six months ended December 31, 2025 and December 31, 2024, NPRC was deemed to be a significant subsidiary due to income. The following table shows summarized income statement information for NPRC for the periods included in this quarterly report:

	Three Months Ended December 31,		Six Months Ended December 31,
Summary Statement of Operations	2025	2024	2025	2024
Total income	$173,585	$130,893	$314,479	$241,622
Operating expenses	(53,792)	(62,806)	(108,890)	(120,932)
Operating income	119,793	68,087	205,589	120,690
Interest expense	(42,438)	(63,808)	(86,223)	(126,237)
Depreciation and amortization	(25,948)	(26,282)	(52,495)	(56,342)
Fair value adjustment	(1,662)	(2,730)	(4,304)	(7,406)
Net Income (loss)	$49,745	$(24,733)	$62,567	$(69,295)

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

During the six months ended December 31, 2025 and December 31, 2024, First Tower Finance Company LLC (“First Tower Finance”) was deemed a significant subsidiary due to income. The following table shows First Tower Finance summarized income statement information for the periods included within this quarterly report:

	Three Months Ended December 31,		Six Months Ended December 31,
Summary Statement of Operations	2025	2024	2025	2024
Total income	$92,377	$81,076	$180,511	$158,517
Gross profit	$30,069	$19,624	$56,087	$38,443
Net Profit (loss)	$5,635	$(2,338)	$8,878	$(5,126)

During the six months ended December 31, 2025 and December 31, 2024, InterDent, Inc. (“InterDent”) was deemed a significant subsidiary due to income. The following table shows InterDent summarized income statement information for the periods included within this quarterly report:

	Three Months Ended December 31,		Six Months Ended December 31,
Summary Statement of Operations	2025	2024	2025	2024
Total income	$80,498	$81,898	$162,864	$160,295
Gross profit	11,672	15,678	24,389	27,297
Net (loss)	$(11,014)	$(5,773)	$(22,658)	$(18,483)

Note 4. Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, PCF, a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective June 28, 2024, we completed an extension and upsizing of the revolving credit facility (the “Revolving Credit Facility”). The lenders have extended commitments of $2,121,500 as of December 31, 2025. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $2,250,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extended the maturity date to June 28, 2029 and the revolving period through June 28, 2028, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements, among other items. The Revolving Credit Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. As of December 31, 2025, we were in compliance with the applicable covenants of the Revolving Credit Facility.
The interest rate on borrowings under the Revolving Credit Facility is one-month SOFR plus 205 basis points. Additionally, the lenders charge a fee on the unused portion of the revolving credit facility amount equal to either 40 basis points if more than 60% of the revolving credit facility amount is drawn, 70 basis points if more than 35% and an amount less than or equal to 60% of the revolving credit facility amount is drawn, or 150 basis points if an amount less than or equal to 35% of the revolving credit facility amount is drawn. The Revolving Credit Facility requires us to pledge assets as collateral in order to borrow under the Revolving Credit Facility. As of December 31, 2025, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility, had an aggregate fair value of $2,322,900, which represents 35.8% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $2,121,500. The release of any assets from PCF requires the approval of the facility agent.
For the three and six months ended December 31, 2025 and December 31, 2024, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Average stated interest rate	6.03%	6.77%	6.21%	7.08%
Average outstanding balance	$785,667	$741,064	$855,532	$794,322
As of December 31, 2025 and June 30, 2025, we had $770,431 and $570,532, respectively, available to us for borrowing under the Revolving Credit Facility, net of $512,343 and $856,322 outstanding borrowings as of the respective balance sheet dates.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $38,278 of fees, all of which are being amortized over the term of the facility. As of December 31, 2025 and June 30, 2025, $16,466 and $18,842, respectively, of the fees remain to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended December 31, 2025 and December 31, 2024, we recorded $15,725 and $16,511, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the six months ended December 31, 2025 and December 31, 2024, we recorded $34,135 and $35,889, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
During the three and six months ended December 31, 2024, we recorded $2,732 and $5,461, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
On March 3, 2025, we repaid the remaining outstanding principal amount of $156,168 of the 2025 Notes, plus interest, at maturity.
Following the maturity of the 2025 Notes during the year ended June 30, 2025, none of the 2025 Notes remained outstanding and as of December 31, 2025 and June 30, 2025, none of the original issue discount and none of the debt issuance costs remain to be amortized.
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
During the three and six months ended December 31, 2025, we repurchased $34,837 aggregate principal amount of the 3.364% 2026 Notes at a weighted average price of 96.87%, including commissions, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $1,006 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 3.364% 2026 Notes.
As of December 31, 2025 and June 30, 2025, the outstanding aggregate principal amount of the 3.364% 2026 Notes were $267,533, inclusive of $2,370 in aggregate principal due from broker related to the 3.364% 2026 Notes repurchases, and $300,000, respectively.
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
During the three and six months ended December 31, 2025, we repurchased $20,250 aggregate principal amount of the 3.437% 2028 Notes at a weighted average price of 89.46%, including commissions, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $2,009 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 3.437% 2028 Notes.
As of December 31, 2025 and June 30, 2025, the outstanding aggregate principal amount of the 3.437% 2028 Notes were $279,750 and $300,000, respectively.
5.50% 2030 Notes
On October 30, 2025, we issued approximately $167,637 in aggregate principal amount of 5.50% Series A Notes due 2030 (the “5.50% 2030 Notes”) pursuant to a deed of trust, dated as of October 28, 2025, between the Company and Mishmeret Trust Company Ltd., as trustee (the “Deed of Trust”). The 5.50% 2030 Notes offering in Israel closed on October 30, 2025 and the 5.50% 2030 Notes are listed and commenced trading on the Tel Aviv Stock Exchange Ltd. (the “TASE”) on November 2, 2025. The 5.50% 2030 Notes are denominated in Israeli Shekels. After the deduction of offering discounts, fees and other offering expenses, we received net proceeds of approximately $159,531, which we used for the refinancing of existing indebtedness including, but not limited to, the repayment of borrowings under the Revolving Credit Facility.
The 5.50% 2030 Notes mature on December 31, 2030 and bear interest at a rate of 5.50% per annum payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2026.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

After 60 days from the date on which the 5.50% 2030 Notes were listed for trading on the TASE, we may redeem the 5.50% 2030 Notes, at our option, in whole or in part, at any time or from time to time, at a redemption price equal to the greater of (i) par plus accrued and unpaid interest on the 5.50% 2030 Notes, if any, to, but excluding, the date of redemption, (ii) the average closing price of the 5.50% 2030 Notes over the 30 trading days preceding our Board of Directors’ resolution approving the redemption and (iii) the discounted value of the remaining payments under the 5.50% 2030 Notes, as set forth in the Deed of Trust.
The Deed of Trust contains other terms and conditions, including, without limitation, affirmative and negative covenants, such as minimum total equity (common equity plus preferred equity), a maximum ratio of net debt to total assets, a minimum ratio of total equity (common equity plus preferred equity) to total assets, and a negative pledge. These and other covenants are subject to important limitations and exceptions that are described in the Deed of Trust. In addition, the Deed of Trust contains customary events of default, with customary cure and notice periods, for a notes offering in Israel. Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2025, we are in compliance with the financial covenants of the Deed of Trust. In connection with the issuance of the 5.50% 2030 Notes, the Company entered into foreign exchange forward contracts in an aggregate notional amount equal to the expected interest and principal payments under the 5.50% 2030 Notes.

As of December 31, 2025 and June 30, 2025, the outstanding aggregate principal amount of the 5.50% 2030 Notes were $171,282 and $0 respectively.
On November 2, 2025, the Company’s shares of common stock listed and commenced trading on the TASE under the ticker symbol “PSEC”.

The 2026 Notes, the 3.364% 2026 Notes, the 3.437% 2028 Notes, and the 5.50% 2030 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $12,168 and debt issuance costs of $12,065, which are being amortized over the term of the notes. As of December 31, 2025 and June 30, 2025, $5,964 and $3,566 of the original issue discount and $6,498 and $2,990, respectively, of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended December 31, 2025 and December 31, 2024, we recorded $7,607 and $9,745, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the six months ended December 31, 2025 and December 31, 2024, we recorded $13,391 and $19,726, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
Derivative Instruments
In connection with the issuance of the 5.50% 2030 Notes, the Company entered into a series of forward currency contracts designated as hedging instruments under ASC 815. The Company uses derivative instruments in connection with its risk management activities to reduce exposure to foreign currency exchange rate risk arising from foreign-denominated interest payments and foreign-denominated principal on the 5.50% 2030 Notes. Derivative instruments are carried at fair value on the Consolidated Statements of Assets and Liabilities.

The following table discloses certain information and the fair value amounts for the Company's derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the Consolidated Statements of Assets and Liabilities, in which the fair value amounts for the derivative instruments are included.

Derivative Instruments	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date Range	Gross Fair Value of Recognized Assets	Consolidated Statement of Assets and Liabilities Location	Gross Fair Value Amount of Recognized Liabilities	Consolidated Statement of Assets and Liabilities Location
Forward Contracts designated as cash flow hedging instruments	ILS 155,066	$48,958	March 24, 2026 - December 23, 2030	$484	Derivative Assets	$(17)	Derivative Liabilities
Forward Contracts designated as fair value hedging instruments	ILS 545,710	$178,523	December 31, 2030	$—	Derivative Assets	$(951)	Derivative Liabilities
				$484		$(968)

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The following table summarizes the impact that changes in the fair values of derivatives designated as fair value hedges on earnings and reclassification of derivatives designated as cash flow hedges into earnings:

			Three Months Ended December 31,		Six Months Ended December 31,
Derivative Instruments	Consolidated Statement of Operations Location	Effect of Derivative Instruments	2025	2024	2025	2024
Forward Contracts designated as cash flow hedging instruments	Interest Expense	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$—	$—	$—	$—
Forward Contracts designated as fair value hedging instruments (1)	Net change in unrealized gains (losses) from derivative instruments and foreign currency transactions	Gain (loss) recognized in Income	$3,645	$—	$3,645	$—

(1) As of December 31, 2025, the net carrying value of the 5.50% 2030 Notes designated as the hedged item in the fair value hedge of the principal was $163,580. Because the hedge is designated for foreign currency exchange risk, the related changes in the 5.50% 2030 Notes’ net carrying value arose from foreign currency remeasurement, with offsetting changes in the related forward contract recognized in Net change in unrealized gains (losses) from derivative instruments and foreign currency transactions.

As of December 31, 2025, the estimated amount of net gains recognized in accumulated other comprehensive income (loss) that are expected to be reclassified into earnings as a decrease to interest expense, net within the next 12 months is approximately $199.
The Company is required to post collateral if the Company is in a net liability position with its counterparty in excess of $250. As of December 31, 2025, the Company posted collateral of $1,000, which is included in restricted cash, within cash and cash equivalents on the Consolidated Statements of Assets and Liabilities. No such agreement existed prior to the quarter ended December 31, 2025. The Company also does not offset the fair value of derivative instruments against cash collateral posted or received.

Note 7. Prospect Capital InterNotes®
On February 13, 2020, we entered into a selling agent agreement with InspereX LLC (formerly known as “Incapital LLC”) (as amended, the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with previously authorized selling agent agreements, the “InterNotes® Offerings”). On February 8, 2023, our Board of Directors reauthorized $1,000,000 of Prospect Capital InterNotes® for sale under the Selling Agent Agreement. Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. Certain notes issued through the InterNotes® Offerings have been repaid and we have, from time to time, repurchased or redeemed such other notes and, therefore, as of December 31, 2025, $637,232 aggregate principal amount of Prospect Capital InterNotes® were outstanding.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the six months ended December 31, 2025, we issued $17,359 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $17,124. These notes were issued with stated interest rates ranging from 6.25% to 8.00% with a weighted average interest rate of 6.82%. These notes will mature between July 15, 2028 and January 15, 2033. The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2025:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$11,846	6.25% – 7.50%	6.58%	July 15, 2028 – January 15, 2029
5	2,143	6.50% – 7.75%	7.06%	July 15, 2030 – January 15, 2031
7	3,370	6.75% – 8.00%	7.49%	July 15, 2032 – January 15, 2033
	$17,359
During the six months ended December 31, 2024, we issued $143,493 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $141,445. These notes were issued with stated interest rates ranging from 6.50% to 7.75% with a weighted average interest rate of 7.14%. These notes will mature between July 15, 2027 and December 15, 2034.

The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2024:

Tenor at Origination (in years)	Principal Amount	Interest Rate	Weighted Average Interest Rate	Maturity Date Range
3	$55,876	6.50% - 7.25%	6.93%	July 15, 2027 – December 15, 2027
5	46,165	6.75% - 7.50%	7.16%	July 15, 2029 – December 15, 2029
10	41,452	7.00% - 7.75%	7.39%	July 15, 2034 – December 15, 2034
	$143,493
During the six months ended December 31, 2025, we repaid $5,650 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option of the InterNotes®. During the six months ended December 31, 2025, we also redeemed $20,658 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 6.41%. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the six months ended December 31, 2025 was $196.

The following table summarizes the Prospect Capital InterNotes® outstanding as of December 31, 2025:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$113,504	6.00% – 7.50%	7.26%	January 15, 2027 – January 15, 2029
5	193,983	2.25% – 7.75%	5.57%	January 15, 2026 – January 15, 2031
6	18,232	3.00% – 6.25%	3.91%	June 15, 2027 – November 15, 2029
7	38,290	2.75% – 8.00%	4.73%	January 15, 2028 – January 15, 2033
8	3,090	3.40% – 3.50%	3.74%	June 15, 2029 – July 15, 2029
10	162,162	3.15% – 8.00%	6.12%	August 15, 2029 – December 15, 2034
12	12,592	3.70% – 4.00%	4.20%	June 15, 2033 – July 15, 2033
15	13,099	3.50% – 4.50%	4.08%	July 15, 2036 – February 15, 2037
18	2,852	4.50% – 5.50%	5.21%	January 15, 2031 – April 15, 2031
20	3,864	5.75% – 7.50%	6.43%	November 15, 2032 – November 15, 2043
25	7,198	6.25% – 6.50%	6.58%	November 15, 2038 – May 15, 2039
30	68,366	4.00% – 6.63%	5.59%	November 15, 2042 – March 15, 2052
Principal Outstanding	$637,232
Unamortized Debt Issuance	(7,982)
Carrying Amount	$629,250

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
During the three months ended December 31, 2025 and December 31, 2024, we recorded $9,458 and $8,991, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
During the six months ended December 31, 2025 and December 31, 2024, we recorded $18,950 and $16,663, respectively, of interest costs and amortization of financings costs on the Prospect Capital InterNotes® as interest expense.
Note 8. Fair Value and Maturity of Debt Outstanding
As of December 31, 2025, our asset coverage ratio stood at 345.0% based on the outstanding principal amount of our senior securities representing indebtedness of $1,868,140 and our asset coverage ratio on our senior securities that are stock was 177.4%. As of June 30, 2025, our asset coverage ratio stood at 319.4% based on the outstanding principal amount of our senior securities representing indebtedness of $2,103,554 and our asset coverage ratio on our senior securities that are stock was 173.3%. See Note 9. Equity Offerings, Offering Expenses and Distributions for additional discussion on our senior securities that are stock.
Information about our senior securities is shown in the following table as of the end of each of the last ten fiscal years and as of December 31, 2025:

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Credit Facility
Fiscal 2026 (as of December 31, 2025)	$512,343	$12,578	—	—
Fiscal 2025 (as of June 30, 2025)	856,322	7,846	—	—
Fiscal 2024 (as of June 30, 2024)	794,796	9,746	—	—
Fiscal 2023 (as of June 30, 2023)	1,014,703	7,639	—	—
Fiscal 2022 (as of June 30, 2022)	839,464	9,015	—	—
Fiscal 2021 (as of June 30, 2021)	356,937	17,408	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Fiscal 2020 (as of June 30, 2020)	237,536	22,000	—	—
Fiscal 2019 (as of June 30, 2019)	167,000	34,298	—	—
Fiscal 2018 (as of June 30, 2018)	37,000	155,503	—	—
Fiscal 2017 (as of June 30, 2017)	—	—	—	—
Fiscal 2016 (as of June 30, 2016)	—	—	—	—

2016 Notes(4)
Fiscal 2016 (as of June 30, 2016)	$167,500	$2,269	—	—

2017 Notes(5)
Fiscal 2017 (as of June 30, 2017)	$50,734	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	129,500	2,269	—	—

2018 Notes(6)
Fiscal 2017 (as of June 30, 2017)	$85,419	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—

2019 Notes(7)
Fiscal 2018 (as of June 30, 2018)	$101,647	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	200,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—

5.00% 2019 Notes(8)
Fiscal 2018 (as of June 30, 2018)	$153,536	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	300,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	300,000	2,269	—	—

2020 Notes(11)
Fiscal 2019 (as of June 30, 2019)	$224,114	$2,365	—	—
Fiscal 2018 (as of June 30, 2018)	392,000	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	392,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	392,000	2,269	—	—

2022 Notes(15)
Fiscal 2022 (as of June 30, 2022)	$60,501	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	111,055	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	258,240	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	328,500	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	328,500	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	225,000	2,251	—	—

2023 Notes(9)(16)
Fiscal 2022 (as of June 30, 2022)	$284,219	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	284,219	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	319,145	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	318,863	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	318,675	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	248,507	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	248,293	2,269	—	—

2024 Notes(12)

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Fiscal 2020 (as of June 30, 2020)	$233,788	$2,408	—	$959
Fiscal 2019 (as of June 30, 2019)	234,443	2,365	—	1,002
Fiscal 2018 (as of June 30, 2018)	199,281	2,452	—	1,029
Fiscal 2017 (as of June 30, 2017)	199,281	2,251	—	1,027
Fiscal 2016 (as of June 30, 2016)	161,364	2,269	—	951

6.375% 2024 Notes(9)(17)
Fiscal 2023 (as of June 30, 2023)	$81,240	$2,970	—	—
Fiscal 2022 (as of June 30, 2022)	81,240	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	81,389	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	99,780	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	99,726	2,365	—	—

2025 Notes(18)
Fiscal 2024 (as of June 30, 2024)	$156,168	$3,155	—	—
Fiscal 2023 (as of June 30, 2023)	156,168	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	156,168	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	156,168	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	201,250	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	201,250	2,365	—	—

2026 Notes(19)
Fiscal 2024 (as of June 30, 2024)	$400,000	$3,155	—	—
Fiscal 2023 (as of June 30, 2023)	400,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	400,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	400,000	2,740	—	—

3.364% 2026 Notes
Fiscal 2026 (as of December 31, 2025)	$267,533	$3,450	—	—
Fiscal 2025 (as of June 30, 2025)	300,000	3,194	—	—
Fiscal 2024 (as of June 30, 2024)	300,000	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	300,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	300,000	2,740	—	—

3.437% 2028 Notes
Fiscal 2026 (as of December 31, 2025)	$279,750	$3,450	—	—
Fiscal 2025 (as of June 30, 2025)	300,000	3,194	—	—
Fiscal 2024 (as of June 30, 2024)	300,000	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	300,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—

2028 Notes(13)
Fiscal 2020 (as of June 30, 2020)	$70,761	$2,408	—	$950
Fiscal 2019 (as of June 30, 2019)	70,761	2,365	—	984
Fiscal 2018 (as of June 30, 2018)	55,000	2,452	—	1,004

2029 Notes(14)
Fiscal 2021 (as of June 30, 2021)	$69,170	$2,740	—	$1,028
Fiscal 2020 (as of June 30, 2020)	69,170	2,408	—	970
Fiscal 2019 (as of June 30, 2019)	69,170	2,365	—	983

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
5.50% 2030 Notes(20)
Fiscal 2026 (as of December 31, 2025)	$171,282	$3,450	—	—

Prospect Capital InterNotes®
Fiscal 2026 (as of December 31, 2025)	$637,232	$3,450	—	—
Fiscal 2025 (as of June 30, 2025)	647,232	3,194	—	—
Fiscal 2024 (as of June 30, 2024)	504,028	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	358,105	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	347,564	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	508,711	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	680,229	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	707,699	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	760,924	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	980,494	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	908,808	2,269	—	—

Floating Rate Preferred Stock
Fiscal 2026 (as of December 31, 2025)	$225,865	$44	$25	$—
Fiscal 2025 (as of June 30, 2025)	229,771	43	25	—
Fiscal 2024 (as of June 30, 2024)	129,198	46	25	—

7.50% Preferred Stock
Fiscal 2026 (as of December 31, 2025)	$93,029	$44	$25	$—
Fiscal 2025 (as of June 30, 2025)	51,575	43	25	—

6.50% Preferred Stock
Fiscal 2026 (as of December 31, 2025)	$639,859	$44	$25	$—
Fiscal 2025 (as of June 30, 2025)	659,069	43	25	—
Fiscal 2024 (as of June 30, 2024)	704,044	46	25	—
Fiscal 2023 (as of June 30, 2023)	533,216	47	25	—

5.50% Preferred Stock
Fiscal 2026 (as of December 31, 2025)	$674,034	$44	$25	—
Fiscal 2025 (as of June 30, 2025)	701,205	43	25	—
Fiscal 2024 (as of June 30, 2024)	772,133	46	25	—
Fiscal 2023 (as of June 30, 2023)	870,268	47	25	—
Fiscal 2022 (as of June 30, 2022)	590,197	54	25	—
Fiscal 2021 (as of June 30, 2021)	137,040	65	25	—

5.35% Preferred Stock
Fiscal 2026 (as of December 31, 2025)	$131,279	$44	$25	$16.49
Fiscal 2025 (as of June 30, 2025)	131,279	43	25	17.12
Fiscal 2024 (as of June 30, 2024)	131,279	46	25	17.25
Fiscal 2023 (as of June 30, 2023)	149,066	47	25	15.98
Fiscal 2022 (as of June 30, 2022)	150,000	54	25	21.08

All Senior Securities(9)(10)
Fiscal 2026 (as of December 31, 2025)	$3,632,206	$1,774	—	—
Fiscal 2025 (as of June 30, 2025)	3,876,453	1,733	—	—
Fiscal 2024 (as of June 30, 2024)	4,191,646	1,848	—	—
Fiscal 2023 (as of June 30, 2023)	4,162,766	1,862	—	—
Fiscal 2022 (as of June 30, 2022)	3,509,353	2,156	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Fiscal 2021 (as of June 30, 2021)	2,404,689	2,584	—	—
Fiscal 2020 (as of June 30, 2020)	2,169,899	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	2,421,526	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	2,346,563	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	2,681,435	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	2,707,465	2,269	—	—

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
(3)This column is inapplicable, except for the 2024 Notes, the 2028 Notes, the 2029 Notes, and the 5.35% Preferred Stock. Our 5.50% 2030 Notes are registered for public trading in Israel on the TASE under the ticker symbol “PSEC.B1”, but are not registered for public trading in the U.S. The average market value per unit of the U.S. traded securities is calculated as an average of quarter-end prices. With respect to the senior securities represented by indebtedness, the market value is shown per $1,000 of indebtedness.
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
(10)While we do not consider commitments to fund under revolving arrangements to be Senior Securities, if we were to elect to treat such unfunded commitments, which were $34,246 as of December 31, 2025 as Senior Securities for purposes of Section 18 of the 1940 Act, our asset coverage per unit would be $1,758.
(11)We repaid the outstanding principal amount of the 2020 Notes on April 15, 2020.
(12)We redeemed the 2024 Notes on February 16, 2021.
(13)We redeemed the 2028 Notes on June 15, 2021.
(14)We redeemed the 2029 Notes on December 30, 2021.
(15)We redeemed the 2022 Notes on July 15, 2022.
(16)We redeemed the 2023 Notes on March 15, 2023.
(17)We redeemed the 6.375% 2024 Notes on January 16, 2024.
(18)We repaid the outstanding principal amount of the 2025 Notes on March 3, 2025.
(19)We redeemed the 2026 Notes on June 18, 2025.
(20)The 5.50% 2030 Notes are denominated in Israeli Shekels and remeasured to the Company’s functional and reporting currency, U.S. Dollars, each reporting period date in accordance with ASC 830.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The following table shows our outstanding debt as of December 31, 2025:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value		Effective Interest Rate
Revolving Credit Facility		$512,343	$16,466	$512,343	(1)	$512,343	(2)	1M SOFR +	2.05%	(5)

3.364%	2026 Notes	267,533	1,121	266,412		261,425	(3)	3.89%		(6)
3.437%	2028 Notes	279,750	3,639	276,111		247,565	(3)	3.95%		(6)
5.50%	2030 Notes	171,282	7,702	163,580		163,643	(3)	6.76%		(6)
Public Notes		718,565		706,103		672,633

Prospect Capital InterNotes®		637,232	7,982	629,250		608,413	(4)	5.87%		(7)
Total		$1,868,140		$1,847,696		$1,793,389
(1)Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Note 2 for accounting policy details.
(2)The fair value of the Revolving Credit Facility is equal to its carrying value because the revolver is a floating rate facility that reprices to a market rate frequently. The fair value is categorized as Level 2 under ASC 820.
(3)We use available market quotes or readily observable transparent prices to estimate the fair value of the Public Notes. The fair value of these debt obligations are categorized as Level 1 under ASC 820.
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
The following table shows the contractual maturities by fiscal year of our Revolving Credit Facility, Public Notes and Prospect Capital InterNotes® as of December 31, 2025:

	Payments Due by Fiscal Year ending June 30,
	Total	Remainder of 2026	2027	2028	2029	2030	After 5 Years
Revolving Credit Facility	$512,343	$—	$—	$—	$512,343	$—	$—
Public Notes	718,565	—	267,533	—	279,750	—	171,282
Prospect Capital InterNotes®	637,232	29,418	114,543	74,888	84,870	70,443	263,070
Total Contractual Obligations	$1,868,140	$29,418	$382,076	$74,888	$876,963	$70,443	$434,352
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
During the three and six months ended December 31, 2025 and December 31, 2024, we did not repurchase shares of Series A Preferred Stock.
During the three months ended December 31, 2025, we exchanged an aggregate of 35,094 Series M1 Preferred Stock for an aggregate of 35,094 newly-issued Series M5 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act. During the three months ended December 31, 2025, we exchanged an aggregate of 24,350 Series M3 Preferred Stock for an aggregate of 24,350 newly-issued Series M5 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act. During the six months ended December 31, 2025, we exchanged an aggregate of 35,094 Series M1 Preferred Stock for an aggregate of 35,094 newly-issued Series M5 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act.. During the six months ended December 31, 2025, we exchanged an aggregate of 36,532 Series M3 Preferred Stock for an aggregate of 36,532 newly-issued Series M5 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act.
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
For so long as the Series A Preferred Stock, the Floating Rate Preferred Stock, or 7.50% Preferred Stock are outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, if dividends on the Preferred Stock have accumulated and been unpaid for a period of two years, a possibility of redemption outside of the Company’s control exists and, in accordance with ASC 480, we have presented our 5.50% Preferred Stock, 6.50% Preferred Stock, and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of December 31, 2025 and June 30, 2025.
The Floating Rate Preferred Stock and 7.50% Preferred Stock are redeemable at the election of the holder at any time; therefore, is probable of redemption outside of the Company’s control. As a result, the Floating Rate Preferred Stock and 7.50% Preferred Stock are classified within temporary equity on our Consolidated Statement of Assets and Liabilities as of December 31, 2025 and are accreted to redemption value upon issuance. Accretion to redemption value is treated as an adjustment to net increase (decrease) in net assets resulting from operations applicable to common stockholders on our Consolidated Statement of Operations.
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
Our distributions to our 5.50% Preferred Stock holders, 6.50% Preferred Stock holders, 7.50% Preferred Stock holders, Floating Rate Preferred Stock holders and 5.35% Series A Preferred Stock holders for the six months ended December 31, 2025 and December 31, 2024, are summarized in the following table:

Declaration Date	Record Date	Payment Date	Amount ($ per share), before pro ration for partial periods	Amount Distributed
5.50% Preferred Stockholders
5/8/2025	7/23/2025	8/1/2025	$0.114583	$3,196
5/8/2025	8/20/2025	9/2/2025	0.114583	3,175
8/26/2025	9/18/2025	10/1/2025	0.114583	3,148

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Declaration Date	Record Date	Payment Date	Amount ($ per share), before pro ration for partial periods	Amount Distributed
8/26/2025	10/22/2025	11/3/2025	0.114583	3,124
8/26/2025	11/19/2025	12/1/2025	0.114583	3,106
11/6/2025	12/22/2025	1/2/2026	0.114583	3,091
Distributions for the six months ended December 31, 2025				$18,840

5/8/2024	7/17/2024	8/1/2024	$0.114583	$3,516
5/8/2024	8/15/2024	9/3/2024	0.114583	3,491
8/28/2024	9/18/2024	10/1/2024	0.114583	3,430
8/28/2024	10/16/2024	11/1/2024	0.114583	3,406
8/28/2024	11/20/2024	12/2/2024	0.114583	3,394
11/8/2024	12/18/2024	1/2/2025	0.114583	3,376
Distributions for the six months ended December 31, 2024				$20,613

6.50% Preferred Stockholders
5/8/2025	7/23/2025	8/1/2025	$0.135417	$3,567
5/8/2025	8/20/2025	9/2/2025	0.135417	3,543
8/26/2025	9/18/2025	10/1/2025	0.135417	3,524
8/26/2025	10/22/2025	11/3/2025	0.135417	3,511
8/26/2025	11/19/2025	12/1/2025	0.135417	3,488
11/6/2025	12/22/2025	1/2/2026	0.135417	3,470
Distributions for the six months ended December 31, 2025				$21,103

5/8/2024	7/17/2024	8/1/2024	0.135417	$3,803
5/8/2024	8/15/2024	9/3/2024	0.135417	3,785
8/28/2024	9/18/2024	10/1/2024	0.135417	3,749
8/28/2024	10/16/2024	11/1/2024	0.135417	3,702
8/28/2024	11/20/2024	12/2/2024	0.135417	3,696
11/8/2024	12/18/2024	1/2/2025	0.135417	3,686
Distributions for the six months ended December 31, 2024				$22,421

Floating Rate Preferred Stockholders
5/8/2025	7/23/2025	8/1/2025	$0.135417	$1,244
5/8/2025	8/20/2025	9/2/2025	0.135417	1,244
8/26/2025	9/18/2025	10/1/2025	0.135417	1,235
8/26/2025	10/22/2025	11/3/2025	0.135417	1,229
8/26/2025	11/19/2025	12/1/2025	0.135417	1,226
11/6/2025	12/22/2025	1/2/2026	0.135417	1,212
Distributions for the six months ended December 31, 2025				$7,390

5/8/2024	7/17/2024	8/1/2024	$0.152550	$876
5/8/2024	8/15/2024	9/3/2024	0.152550	1,052
8/28/2024	9/18/2024	10/1/2024	0.151584	1,111
8/28/2024	10/16/2024	11/1/2024	0.151584	1,225
8/28/2024	11/20/2024	12/2/2024	0.151584	1,314

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Declaration Date	Record Date	Payment Date	Amount ($ per share), before pro ration for partial periods	Amount Distributed
11/8/2024	12/18/2024	1/2/2025	0.138583	1,262
Distributions for the six months ended December 31, 2024				$6,840

5.35% Preferred Stockholders
5/8/2025	7/23/2025	8/1/2025	$0.334375	$1,756
8/26/2025	10/22/2025	11/3/2025	0.334375	1,756
Distributions for the six months ended December 31, 2025				$3,512

5/8/2024	7/17/2024	8/1/2024	$0.334375	$1,756
8/28/2024	10/16/2024	11/1/2024	0.334375	1,756
Distributions for the six months ended December 31, 2024				$3,512

7.50% Preferred Stockholders
5/8/2025	7/23/2025	8/1/2025	$0.156250	$331
5/8/2025	8/20/2025	9/2/2025	0.156250	384
8/26/2025	9/18/2025	10/1/2025	0.156250	419
8/26/2025	10/22/2025	11/3/2025	0.156250	456
8/26/2025	11/19/2025	12/1/2025	0.156250	508
11/6/2025	12/22/2025	1/2/2026	0.156250	$556
Distributions for the six months ended December 31, 2025				$2,654

The above table includes dividends paid during the six months ended December 31, 2025. It does not include distributions previously declared to the 5.50% Preferred Stock holders, 6.50% Preferred Stock holders, 7.50% Preferred Stock holders, Floating Rate Preferred Stock holders and 5.35% Series A Preferred Stock holders of record for any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and paid subsequent to December 31, 2025:
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on January 21, 2026 with a payment date of February 2, 2026.
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on February 18, 2026 with a payment date of March 2, 2026.
•$0.135417 per share (before pro ration for partial period holders of record) for 6.50% Preferred Stock holders of record on January 21, 2026 with a payment date of February 2, 2026.
•$0.135417 per share (before pro ration for partial period holders of record) for 6.50% Preferred Stock holders of record on February 18, 2026 with a payment date of March 2, 2026.
•$0.135417 per share (before pro ration for partial period holders of record) for Floating Rate Preferred Stock holders of record on January 21, 2026 with a payment date of February 2, 2026.
•$0.135417 per share (before pro ration for partial period holders of record) for Floating Rate Preferred Stock holders of record on February 18, 2026 with a payment date of March 2, 2026.
•$0.334375 per share (before pro ration for partial period holders of record) for 5.35% Series A Preferred Stock holders of record on January 21, 2026 with a payment date of February 2, 2026.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

•$0.156250 per share (before pro ration for partial period holders of record) for 7.50% Preferred Stock holders of record on January 21, 2026 with a payment date of February 2, 2026.
•$0.156250 per share (before pro ration for partial period holders of record) for 7.50% Preferred Stock holders of record on February 18, 2026 with a payment date of March 2, 2026.
As of December 31, 2025, we have accrued approximately $7 and $1,171 in dividends that have not yet been paid for our 7.50% Preferred Stock holders and 5.35% Series A Preferred Stock holders, respectively.
The following table shows our outstanding Preferred Stock as of December 31, 2025:

Series	Shares Authorized	Maximum Offering Size (Shares)		Maximum Aggregate Liquidation Preference of Offering		Inception to Date Preferred Shares Sold via Offering	Inception to Date Liquidation Preference Issued via Offering		Preferred Stock Issued and Outstanding(5)		Liquidation Preference Outstanding
Series A1	80,000,000	90,000,000	(1)	$2,250,000	(1)	31,448,021	$786,201		25,798,635	(4)	$644,966
Series M1	80,000,000	90,000,000	(1)	2,250,000	(1)	4,110,318	102,758		999,753	(4)	24,994
Series M2	80,000,000	90,000,000	(1)	2,250,000	(1)	—	—		—		—
Series A3	80,000,000	90,000,000	(1)	2,250,000	(1)	25,020,192	625,505		23,621,806	(4)	590,545
Series M3	80,000,000	90,000,000	(1)	2,250,000	(1)	3,490,259	87,256		1,972,544	(4)	49,314
Series A4	90,000,000	90,000,000	(1)	2,250,000	(1)	7,025,668	175,642		6,924,711	(5)	173,118
Series M4	90,000,000	90,000,000	(1)	2,250,000	(1)	938,860	23,472		2,109,881	(5)	52,747
Series A5	90,000,000	90,000,000	(1)	2,250,000	(1)	2,932,268	73,307		2,936,239		73,406
Series M5	90,000,000	90,000,000	(1)	2,250,000	(1)	642,799	16,070		784,914		19,623
Series AA1	20,000,000	10,000,000	(2)	250,000	(2)	—	—		—		—
Series MM1	20,000,000	10,000,000	(2)	250,000	(2)	—	—		—		—
Series AA2	20,000,000	10,000,000	(2)	250,000	(2)	—	—		—		—
Series MM2	20,000,000	10,000,000	(2)	250,000	(2)	—	—		—		—
Series A2	1,000,000	187,000		4,675		187,000	4,675		163,000	(4)	4,075
Series A	6,900,000	6,000,000		150,000		6,000,000	150,000		5,251,157	(6)	131,279
Total	847,900,000	106,187,000	(3)	$2,654,675	(3)	81,795,385	$2,044,885	(7)	70,562,640		$1,764,066	(7)
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
(3) The authorized maximum offering size of Preferred Stock as of December 31, 2025 is 106,187,000 shares, par value $0.001 per share, with an aggregate liquidation preference of $2,654,675, a liquidation preference of $25.00 per share. The totals referenced in the above table are in light of the combined maximum offering amounts for the various series of shares identified in footnote 1 and footnote 2 and the table columns are not intended to foot.
(4) Preferred Stock shares issued and outstanding is calculated as shares issued under the respective offering program, net of additional shares issued through the Preferred Stock DRIP and net of Preferred Stock conversions to common stock through the Holder Optional Conversion and Optional Redemption Upon Death of Holder. Refer to subsequent tables for respective fiscal year activity.
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
(7) Does not foot due to rounding.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The following table shows our outstanding Preferred Stock as of June 30, 2025:

Series	Shares Authorized	Maximum Offering Size (Shares)		Maximum Aggregate Liquidation Preference of Offering		Inception to Date Preferred Shares Sold via Offering	Inception to Date Liquidation Preference Issued via Offering		Preferred Stock Shares Issued and Outstanding(5)		Liquidation Preference Outstanding
Series A1	80,000,000	90,000,000	(1)	$2,250,000	(1)	31,448,021	$786,201		26,763,091	(4)	$669,077
Series M1	80,000,000	90,000,000	(1)	2,250,000	(1)	4,110,318	102,758		1,122,110	(4)	28,053
Series M2	80,000,000	90,000,000	(1)	2,250,000	(1)	—	—		—		—
Series A3	80,000,000	90,000,000	(1)	2,250,000	(1)	25,020,192	625,505		24,081,697	(4)	602,042
Series M3	80,000,000	90,000,000	(1)	2,250,000	(1)	3,490,259	87,256		2,281,053	(4)	57,026
Series A4	90,000,000	90,000,000	(1)	2,250,000	(1)	7,025,668	175,642		6,981,297	(5)	174,532
Series M4	90,000,000	90,000,000	(1)	2,250,000	(1)	938,860	23,472		2,209,528	(5)	55,238
Series A5	90,000,000	90,000,000	(1)	2,250,000	(1)	1,645,964	41,149		1,647,217		41,180
Series M5	90,000,000	90,000,000	(1)	2,250,000	(1)	345,478	8,637		415,787		10,395
Series AA1	20,000,000	10,000,000	(2)	250,000	(2)	—	—		—		—
Series MM1	20,000,000	10,000,000	(2)	250,000	(2)	—	—		—		—
Series AA2	20,000,000	10,000,000	(2)	250,000	(2)	—	—		—		—
Series MM2	20,000,000	10,000,000	(2)	250,000	(2)	—	—		—		—
Series A2	1,000,000	187,000		4,675		187,000	4,675		163,000	(4)	4,075
Series A	6,900,000	6,000,000		150,000		6,000,000	150,000		5,251,157	(6)	131,279
Total	847,900,000	106,187,000	(3)	$2,654,675	(3)	80,211,760	$2,005,294	(7)	70,915,937		$1,772,897
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
(5) Preferred Stock shares issued and outstanding is calculated as shares issued under the respective offering program net of additional shares issued through the Preferred Stock DRIP and net of Preferred Stock redemptions through the Holder Optional Redemption and Optional Redemption Upon Death of Holder. Refer to subsequent tables for respective fiscal year activity.
(6) Preferred Stock shares outstanding is calculated as shares issued under the respective offering program net of shares repurchased via open market purchases and shares retired via the Tender Offer. Refer to subsequent tables for respective fiscal year activity.
(7) Does not foot due to rounding.
Preferred Stock issued prior to the issuance of our 5.35% Series A Preferred Stock has a carrying value equal to liquidation value per share on our Consolidated Statements of Assets and Liabilities. Subsequent issuances of our Preferred Stock classified as temporary equity are recorded net of issuance costs, with the Floating Rate Preferred Stock and 7.50% Preferred Stock immediately accreted to redemption value as discussed above. The carrying value of all Preferred Stock is inclusive of cumulative accrued and unpaid dividends as of December 31, 2025 and June 30, 2025.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Series A1, Series A2, Series M1, Series A3, and Series M3 shares outstanding are net of dividend reinvestments paid and conversions to common stock in accordance with their liquidation features. Series A4, Series M4, Series A5, and Series M5 shares outstanding are net of dividend reinvestments paid and redemptions in accordance with their liquidation features. Series A shares outstanding are net of shares repurchased via the authorized repurchase of Series A Preferred Stock. Series M shares outstanding are net of shares exchanged for shares of alternative Series M stock. The following tables show such activity during the six months ended December 31, 2025:

Series	June 30, 2025 Shares Outstanding	Shares Issued		Shares issued through Preferred Stock DRIP	Exchanges	Redemptions/Repurchases(1)	December 31, 2025 Shares Outstanding
Series A1	26,763,091	—		30,974	—	(995,431)	25,798,635	(2)
Series M1	1,122,110	—		247	(35,094)	(87,510)	999,753
Series A3	24,081,697	—		37,083	—	(496,974)	23,621,806
Series M3	2,281,053	—		1,087	(36,532)	(273,064)	1,972,544
Series A4	6,981,297	—		7,428	—	(64,014)	6,924,711
Series M4	2,209,528	—		1,945	—	(101,591)	2,109,881	(2)
Series A5	1,647,217	1,286,304		2,998	—	(280)	2,936,239
Series M5	415,787	297,321		180	71,626	—	784,914
Series A2	163,000	—		—	—	—	163,000
Series A	5,251,157	—		—	—	—	5,251,157
Total	70,915,937	1,583,625	(3)	81,942	—	(2,018,864)	70,562,640	(2)
(1)During the six months ended December 31, 2025, 1,852,979 shares of the 5.50% Preferred Stock and 6.50% Preferred Stock, were converted to common shares via Holder Optional Redemptions and Optional Redemptions Upon Death of Holder and 165,885 shares of the Floating Rate Preferred Stock and 7.50% Preferred Stock were redeemed for cash via Holder Optional Redemptions.
(2)Does not foot or crossfoot due to fractional share rounding.
(3)During the six months ended December 31, 2025, we issued 1,583,625 shares of Preferred Stock for net proceeds of $36,159 with a liquidation value of 39,591.

The following tables show such activity during the six months ended December 31, 2024:

Series	June 30, 2024 Shares Outstanding		Shares Issued		Shares issued through Preferred Stock DRIP	Exchanges		Redemptions/Repurchases(1)		December 31, 2024 Shares Outstanding
Series A1	28,932,457		—		33,775	—		(997,788)		27,968,443	(2)
Series M1	1,788,851		—		422	(138,618)		(340,749)		1,309,907	(2)
Series A3	24,810,648		87,237		38,804	—		(459,862)		24,476,826	(2)
Series M3	3,351,101		17,000		1,741	(224,665)		(412,859)		2,732,317	(2)
Series A4	3,766,166		3,260,346		5,638	—		(19,692)		7,012,458
Series M4	1,401,747		428,912		1,210	363,278		(2,264)		2,192,884	(2)
Series A2	164,000		—		—	—		(1,000)		163,000
Series A	5,251,157		—		—	—		—		5,251,157
Total	69,466,127	(2)	3,793,495	(3)	81,590	(4)	(2) (4)	(2,234,215)	(2)	71,106,992	(2)
(1)During the six months ended December 31, 2024, 2,212,258 shares of the 5.50% Preferred Stock and 6.50% Preferred Stock were converted to common shares via Holder Optional Redemptions and Optional Redemptions Upon Death of Holder and 21,956 shares of the Floating Rate Preferred Stock were redeemed for cash via Holder Optional Redemptions.
(2)Does not foot or crossfoot due to fractional share rounding.
(3) During the six months ended December 31, 2024, we issued 3,793,495 shares of Preferred Stock for net proceeds of $86,141 with a liquidation value of $59,282.
(4)During the six months ended December 31, 2024, an aggregate amount of 4.17 fractional shares were exchanged and paid to the exchanging holders with cash in lieu of the exchanged shares.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Common Stock
Our common stockholders’ equity accounts as of December 31, 2025 and June 30, 2025 reflect cumulative shares issued, net of shares previously repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemptions Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”), pursuant to which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify stockholders of our intention to purchase our common stock.
We did not repurchase any shares of our common stock under the Repurchase Program for the six months ended December 31, 2025 and December 31, 2024. As of December 31, 2025, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
Excluding common stock dividend reinvestments and shares issued in connection with the 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemption Upon Death of Holder, during the six months ended December 31, 2025 and December 31, 2024, we did not issue any shares of our common stock.
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
On April 17, 2020, our Board of Directors approved further amendments to our common stock dividend reinvestment plan, effective May 21, 2020, that principally provide for the number of newly-issued shares of our common stock to be credited to a stockholder’s account shall be determined by dividing the total dollar amount of the distribution payable to such common stockholder by 95% of the market price per share of our common stock at the close of regular trading on the Nasdaq Global Select Market on the date fixed by our Board of Directors for such distribution.
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
During the six months ended December 31, 2025 and December 31, 2024, we distributed approximately $126,287 and $142,912, respectively, to our common stockholders. The following table summarizes our distributions to common stockholders declared and payable for the six months ended December 31, 2025 and December 31, 2024:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/8/2025	7/29/2025	8/20/2025	$0.045	$20,623
5/8/2025	8/27/2025	9/18/2025	0.045	20,805
8/26/2025	9/26/2025	10/22/2025	0.045	20,965
8/26/2025	10/29/2025	11/18/2025	0.045	21,145
11/6/2025	11/25/2025	12/18/2025	0.045	21,308
11/6/2025	12/29/2025	1/21/2026	0.045	21,441
Total declared and payable for the six months ended December 31, 2025				$126,287

5/8/2024	7/29/2024	8/21/2024	$0.06	$25,607
5/8/2024	8/28/2024	9/19/2024	0.06	25,739
8/28/2024	9/26/2024	10/22/2024	0.06	26,012
8/28/2024	10/29/2024	11/19/2024	0.06	26,135
11/8/2024	11/26/2024	12/19/2024	0.045	19,671
11/8/2024	12/27/2024	1/22/2025	0.045	19,748
Total declared and payable for the six months ended December 31, 2024				$142,912
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during the six months ended December 31, 2025 and December 31, 2024. It does not include distributions previously declared to common stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to December 31, 2025:
•$0.045 per share for January 2026 holders of record on January 28, 2026 with a payment date of February 18, 2026.
During the six months ended December 31, 2025 and December 31, 2024, we issued 4,999,939 and 3,706,545 shares of our common stock, respectively, in connection with the common stock dividend reinvestment plan.
As of December 31, 2025, we have reserved 550,000,000 shares of our common stock for issuance upon conversion of the 5.50% Preferred Stock and the 6.50% Preferred Stock and 95,000,061 shares of our common stock for issuance to common stock holders pursuant to our common stock dividend reinvestment and direct stock purchase plan.
Note 10. Other Income
Other income consists of structuring fees, amendment fees, overriding royalty interests, receipts related to net profit and revenue interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three and six months ended December 31, 2025 and December 31, 2024:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Structuring and amendment fees (see Note 3)	$2,526	$1,192	$3,825	$3,436
Royalty, net profit and revenue interests	167	8,326	334	15,165
Administrative agent fees	277	189	468	389
Total other income	$2,970	$9,707	$4,627	$18,990

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 11. Net Increase (Decrease) in Net Assets per Common Share
Basic earnings (loss) per share is calculated by dividing the net increase (decrease) in net assets resulting from operations, less preferred stock dividends plus net gain (loss) on repurchase and accretion to redemption value of redeemable preferred stock, by the weighted average number of common shares outstanding for that period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding using the if-converted method for the 5.50% Preferred Stock, the 6.50% Preferred Stock (see Note 9) and for the three and six months ended December 31, 2024, the 2025 Notes (see Note 5).
Diluted earnings per share excludes all dilutive potential common shares if their effect is anti-dilutive.
During the six months ended December 31, 2025, 1,185,754 shares of our convertible instruments were anti-dilutive therefore conversion is not assumed.
During the three months ended December 31, 2025 and the three and six months ended December 31, 2024, conversion of our convertible instruments had an anti-dilutive effect and therefore, conversion is not assumed.
The following information sets forth the computation of basic and diluted earnings per common share during the three and six months ended December 31, 2025 and December 31, 2024:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024
Net increase (decrease) in net assets resulting from operations - basic	$(6,576)	$(30,993)	$41,511	$(196,062)
Adjustment for dividends on Convertible Preferred Stock	—	—	38,836	—
Adjustment for Incentive Fee on Convertible Instruments	—	—	(7,767)	—
Net increase (decrease) in net assets resulting from operations - diluted	$(6,576)	$(30,993)	$72,580	$(196,062)

Weighted average common shares outstanding - basic	472,257,137	436,687,429	466,806,584	432,780,318
Weighted average common shares from assumed conversion of Convertible Preferred Stock	—	—	428,316,146	—
Weighted average shares of common stock outstanding - diluted	472,257,137	436,687,429	895,122,730	432,780,318

Earnings (loss) per share - basic	$(0.01)	$(0.07)	$0.09	$(0.45)
Earnings (loss) per share - diluted	$(0.01)	$(0.07)	$0.08	$(0.45)

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

	Tax Year Ended August 31,
	2025	2024	2023
Ordinary income	$191,765	$227,508	$243,085
Capital gain	—	—	—
Return of capital	67,310	71,414	44,838
Total distributions paid to common stockholders	$259,075	$298,922	$287,923

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
As of August 28, 2024 when our prior Form 10-K was filed for the year ended June 30, 2024, we estimated our distributions for the fiscal year then ended to be $389,263 of distributions of ordinary income and $6,459 to be return of capital. Subsequent to our filing date, we obtained more information from our underlying investments as to the character of the distributions for the tax year ended August 31, 2024, which resulted in changes to distributions previously disclosed in our Form 10-K filing. As a result of the change, our total distributable loss on our Consolidated Statements of Assets and Liabilities for the year ended June 30, 2024 changed from $497,299 to $436,279, with $61,020 being reclassified to return of capital from ordinary income. The remaining reclassification of tax distributions classified as return of capital for the tax year ended August 31, 2024 has been adjusted in the fiscal year ended June 30, 2025. This adjustment results in an increase to distributable earnings of $10,394 for the six months ended December 31, 2024, compared to amounts previously disclosed in our Form 10-Q filed on November 8, 2024 for the quarterly period then ended.

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

	Tax Year Ended August 31,
	2025		2024	2023
Net increase (decrease) in net assets resulting from operations	$(490,501)		$234,119	$(88,043)
Net realized losses on investments	539,089		434,238	40,795
Net unrealized (gains) losses on investments	289,399		(259,971)	480,916
Other temporary book-to-tax differences(1)	(39,848)		(81,794)	(148,147)
Permanent differences	97		62	27
Taxable income before deductions for distributions	$298,236	(1)	$326,654	$285,548

(1) Temporary book-to-tax differences include timing recognition of CLO income, flow-through investment income/loss, and dividend income from portfolio companies
As of our most recent tax year ended August 31, 2025, we had no undistributed ordinary income in excess of cumulative distributions and no capital gain in excess of cumulative distributions.
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. As of our most recent tax year ended August 31, 2025, we had a capital loss carryforward of $705,739 available for use in later tax years.
As of December 31, 2025, the cost basis of investments for tax purposes was $6,409,543 resulting in an estimated net unrealized gain of $31,994. As of June 30, 2025, the cost basis of investments for tax purposes was $6,800,692 resulting in an estimated net unrealized loss of $127,176. As of December 31, 2025, the gross unrealized gains and losses were $1,434,453 and $1,402,459, respectively. As of June 30, 2025, the gross unrealized gains and losses were $1,308,011 and $1,435,187, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

purposes as of December 31, 2025 and June 30, 2025 was calculated based on the book cost of investments as of December 31, 2025 and June 30, 2025, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2025 and 2024, respectively.
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal excise taxes, among other items. During the tax year ended August 31, 2025, we increased total distributable earnings by $97, decreased accumulated realized losses by $16,242, and decreased capital in excess of par value by $16,339. During the tax year ended August 31, 2024, we increased total distributable earnings by $63 and decreased accumulated realized losses by $21,530, and decreased capital in excess of par value by $21,593. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended August 31, 2025, once finalized, were recorded in the fiscal year ending June 30, 2026 and the reclassifications for the taxable year ended August 31, 2024 were recorded in the fiscal year ended June 30, 2025.
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
The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from us, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our total assets. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. The total gross base management fee incurred to the favor of the Investment Adviser was $32,932 and $37,069, during the three months ended December 31, 2025 and December 31, 2024, respectively. The total gross base management fee incurred to the favor of the Investment Adviser was $66,549 and $75,675, during the six months ended December 31, 2025 and December 31, 2024, respectively.
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
The total income incentive fee incurred was $16,035 and $13,632, during the three months ended December 31, 2025 and December 31, 2024, respectively. The total income incentive fee incurred was $17,269 and $29,312, during the six months ended December 31, 2025 and December 31, 2024, respectively. No capital gains incentive fee was incurred during the six months ended December 31, 2025 and December 31, 2024.
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
In December 2025, Prospect Administration finalized a litigation settlement related to a portfolio company owned by the Company that provided $20,500 in proceeds to Prospect Administration. As of December 31, 2025, the Company recorded a receivable from Prospect Administration for $2,369 for reimbursement of external legal fees paid by the Company related to the litigation, which reduced other general and administration expenses for the three and six months ended December 31, 2025 presented on the Consolidated Statement of Operations. Of the remaining proceeds, $3,375 was sent to the portfolio company involved in the litigation settlement, $5,500 was used to offset current period allocations of overhead expense from Prospect Administration to the Company in three months ended December 31, 2025, and $9,256 was retained by Prospect Administration to offset future overhead allocations from Prospect Administration to the Company during the year ended June 30, 2026.
The allocation of net overhead expense from Prospect Administration was $23, net of the $5,500 litigation settlement proceeds discussed above, and $5,708 for the three months ended December 31, 2025 and December 31, 2024, respectively. Prospect Administration received estimated payments of $331 and $805 directly from our portfolio companies for legal, tax, and other administrative services during the three months ended December 31, 2025 and December 31, 2024, respectively.
The allocation of net overhead expense from Prospect Administration was $5,547, net of the $5,500 litigation settlement proceeds discussed above, and $11,416 for the six months ended December 31, 2025 and December 31, 2024, respectively. Prospect Administration received estimated payments of $976 and $991 directly from our portfolio companies for legal, tax, and other administrative services during the six months ended December 31, 2025 and December 31, 2024, respectively.
We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments during the three and six months ended December 31, 2025 and December 31, 2024, Prospect Administration’s charges for its administrative services during the respective periods would have increased by this amount.
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
During the three months ended December 31, 2025 and December 31, 2024, we received payments of $2,785 and $2,408, respectively, from our portfolio companies for contractual managerial assistance and subsequently remitted these amounts to Prospect Administration. During the six months ended December 31, 2025 and December 31, 2024, we received payments of $5,595 and $4,246, respectively, from our portfolio companies for contractual managerial assistance and subsequently remitted these amounts to Prospect Administration.

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
We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the three months ended December 31, 2025 and December 31, 2024, we recognized expenses related to valuation services of $10 and $21, respectively. During the six months ended December 31, 2025 and December 31, 2024, we recognized expenses related to valuation services of $24 and $41, respectively. Additionally, we both incur and reimburse for expenses related to marketing, insurance, legal fees, offering costs and general and administrative expenses that are allocated between Prospect, Priority Income Fund, Inc. and Prospect Floating Rate & Alternative Income Fund Inc., Prospect Enhanced Yield Fund and Prospect Credit REIT, LLC. During the three months ended December 31, 2025 and December 31, 2024, the net amount reimbursed to us for these expenses was $53 and $61, respectively. During the six months ended December 31, 2025 and December 31, 2024, the net amount reimbursed to us for these expenses was $137 and $43, respectively.

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
Effective May 22, 2025, Prospect established 100% ownership of Belnick Holdings of Delaware, LLC (“Belnick Delaware”), a Consolidated Holding Company. On May 23, 2025, Belnick Delaware acquired a 100% voting interest in Belnick’s Class P Preferred units, which equate to a 99.05% fully diluted interest in Belnick as of December 31, 2025. Belnick is a provider of high-volume, value-oriented furniture and furnishings to a broad range of residential and commercial end markets.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Interest Income	$2,861	$—	$5,724	$—
Other Income
Administrative Agent	$13	$—	$25	$—
Total Other Income	$13	$—	$25	$—
Reimbursement of Legal, Tax, etc. (1)	$—	$—	$84	$—
(1) Paid from Belnick to Prospect Administration LLC (“PA”) as reimbursement for legal, tax, and portfolio level accounting services provided directly to Belnick (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Interest Income Capitalized as PIK	$2,860	$—	$5,723	$—

	As of
	December 31, 2025	June 30, 2025
Interest Receivable (2)	$31	$31
Other Receivables (3)	(15)	(41)
(2) Interest income recognized but not yet paid.
(3) Represents amounts due to Belnick from Prospect for reimbursement of future expenses paid by Prospect on behalf of Belnick.

CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings of Delaware LLC (“CP Holdings”), a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy Services, Inc. (“CP Energy”), and the remaining equity is owned by CP Energy management. CP Energy owns directly or indirectly 100% of each of CP Well; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”) a portfolio company of Prospect with $56,251 and $51,477 in first lien term loans (the “Spartan Term Loans”) due to us as of December 31, 2025 and June 30, 2025, respectively. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loans.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Interest Income
Interest Income from CP Energy	$3,337	$3,097	$6,704	$6,261
Interest Income from Spartan	1,695	1,450	3,350	2,910
Total Interest Income	$5,032	$4,547	$10,054	$9,171

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Additions
CP Energy	$—	$4,100	$400	$4,100
Spartan	1,400	—	2,800	—
Total Additions	$1,400	$4,100	$3,200	$4,100
Interest Income Capitalized as PIK
CP Energy	$1,837	$—	$2,704	$5,405
Spartan	995	1,274	1,974	3,418
Total Interest Income Capitalized as PIK	$2,832	$1,274	$4,678	$8,823

	As of
	December 31, 2025	June 30, 2025
Interest Receivable (1)	$55	$55
Other Receivables (2)	1,104	778
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

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Interest Income	$1,365	$2,165	$3,669	$4,286
Managerial Assistance (1)	$175	$175	$350	$350
(1) No income recognized by Prospect. Managerial Assistance (“MA”) payments were paid from Credit Central to Prospect and subsequently remitted to PA.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Additions	$—	$—	$2,315	$—
Interest Income Capitalized as PIK	—	2,164	—	3,525

	As of
	December 31, 2025	June 30, 2025
Interest Receivable (2)	$15	$26
Other Receivables (3)	15	11
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

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Interest Income	$366	$840	$1,123	$1,692
Managerial Assistance (1)	63	63	126	126
Reimbursement of Legal, Tax, etc.(2)	—	—	13	—
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

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Interest Income Capitalized as PIK	$—	$—	$—	$1,260
Repayment of loan receivable	2,193	1,110	32,993	1,260

	As of
	December 31, 2025	June 30, 2025
Interest Receivable (3)	$11	$1,387
Other Receivables (4)	45	24
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

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Interest Income	$18,483	$16,561	$35,816	$33,022
Managerial Assistance (1)	600	600	1,200	1,200
Reimbursement of Legal, Tax, etc. (2)	5	—	11	—
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

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Interest Income Capitalized as PIK	$—	$3,065	$31	$9,064
Repayment of Loan Receivable	2,867	—	2,867	437

	As of
	December 31, 2025	June 30, 2025
Interest Receivable (3)	$193	$189
Other Receivables (4)	256	96
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

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Additions	$—	$—	$350	$975

	As of
	December 31, 2025	June 30, 2025
Other Receivables (1)	$7	$1

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

(1) Represents amounts due from Freedom Marine to Prospect for reimbursement of expenses paid by Prospect on behalf of Freedom Marine.

InterDent, Inc.
Prospect owns 100% of the equity of InterDent, Inc. (“InterDent”).

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Interest Income	$10,592	$9,771	$21,047	$19,507
Managerial Assistance (1)	366	366	732	732
Reimbursement of Legal, Tax, etc.(2)	—	15	21	15
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

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Additions	$8,000	$3,000	$11,000	$6,000
Interest Income Capitalized as PIK	4,403	3,813	8,675	7,585

	As of
	December 31, 2025	June 30, 2025
Interest Receivable (3)	$118	$116
Other Receivables (4)	61	55
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from InterDent to Prospect for reimbursement of expenses paid by Prospect on behalf of InterDent.

Kickapoo Ranch Pet Resort

Prospect owns 100% of the membership interest of Kickapoo Ranch Pet Resort (“Kickapoo”). Kickapoo is a luxury pet boarding facility.

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Interest Income	$20	$47	$42	$96
Dividend Income	$—	$—	—	80

	As of
	December 31, 2025	June 30, 2025
Interest Receivable (1)	$—	$—
Other Receivables (2)	8	4
(1) Interest income recognized but not yet paid

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

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Interest Income	$2,262	$2,197	$4,505	$4,728
Interest Income from Broda Canada	135	135	272	—
Total Interest Income	$2,397	$2,332	$4,777	$4,728
Other Income
Structuring Fee	$88	$18	$88	$55
Total Other Income	$88	$18	$88	$55
Managerial Assistance (1)	$113	$75	$226	$150
Reimbursement of Legal, Tax, etc.(2)	—	—	—	25
Realized (Loss) Gain	3	3	8	4
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

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Additions	$3,520	$715	$3,520	$2,215

	As of
	December 31, 2025	June 30, 2025
Interest Receivable (3)	$26	$26
Other Receivables (4)	88	65
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
During the six months ended December 31, 2025, we provided $25,568 of debt financing to NPRC to fund real estate capital expenditures and provide working capital.
During the six months ended December 31, 2025, we received partial repayments of $44,545 of our loans previously outstanding with NPRC and its wholly owned subsidiary.

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Interest Income	$15,704	$24,454	$31,533	$48,770
Other Income
Royalty, net profit and revenue interests	$—	$8,160	$—	$14,825
Total Other Income	$—	$8,160	$—	$14,825
Managerial Assistance (1)	$575	$575	$1,150	$617
Reimbursement of Legal, Tax, etc.(2)	428	201	1,184	639
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

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Additions	$—	$22,244	$25,568	$43,859
Interest Income Capitalized as PIK	—	909	—	1,822
Repayment of Loan Receivable	21,941	62,756	44,545	76,756

	As of
	December 31, 2025	June 30, 2025
Interest Receivable (3)	$165	$1,100
Other Receivables (4)	—	(1)
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
On June 20, 2025, the First Lien Term Loan debt of $29,091 converted to equity.

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Interest Income	$261	$882	$516	$2,630
Managerial Assistance (1)	100	100	$200	$200
Reimbursement of Legal, Tax, etc. (2)	—	—	3	—
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

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Interest Income Capitalized as PIK	$261	$—	$515	$2,230

	As of
	December 31, 2025	June 30, 2025
Interest Receivable (3)	$3	$3
Other Receivables (4)	54	36
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide.

NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 92.77% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of December 31, 2025 and June 30, 2025, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Interest Income	$969	$1,015	$1,960	$2,085
Managerial Assistance (1)	100	100	200	200
Realized (Loss) Gain	—	—	842	6,366
(1) No income recognized by Prospect. MA payments were paid from NMMB to Prospect and subsequently remitted to PA.

	As of
	December 31, 2025	June 30, 2025
Interest Receivable (2)	$10	$11
Other Receivables (3)	11	10

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

(2) Interest income recognized but not yet paid.
(3) Represents amounts due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB.

Pacific World Corporation
Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.99% and 99.99% ownership interest of Pacific World as of December 31, 2025 and June 30, 2025, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Interest Income	$2,472	$2,464	$4,994	$4,999
Other Income
Structuring Fee	$125	$72	$300	$170
Total Other Income	$125	$72	$300	$170

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Additions	$5,000	$3,600	$12,000	$8,476
Interest Income Capitalized as PIK	2,052	2,082	4,138	4,300

	As of
	December 31, 2025	June 30, 2025
Interest Receivable (1)	$26	$27
Other Receivables (2)	192	155
(1) Interest income recognized but not yet paid.
(2) Represents amounts due from Pacific World to Prospect for reimbursement of expenses paid by Prospect on behalf of Pacific World.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

QC Holdings TopCo, LLC
As of December 31, 2025 and June 30, 2025, Prospect holds a 95.4% and 99.55% equity interest in QC Holdings TopCo, LLC (“QC Holdings”), representing a controlling beneficial interest in QC Holdings per the 1940 Act. QC Holdings specializes in consumer-focused alternative financial services and credit solutions.

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Interest Income	$3,405	$—	$6,779	$—
Managerial Assistance	163	—	326	—
Reimbursement of Legal, Tax, etc. (1)	—		269	—

(1) Paid from QCHI to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to QCHI (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Additions	$—	$—	$1,706	$—

	As of
	December 31, 2025	June 30, 2025
Interest Receivable (2)	$3,442	$37
Other Receivables (3)	(126)	(132)

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

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Interest Income	$1,507	$1,316	$2,963	$2,636
Dividend Income (1)	7,897	4,387	8,774	4,387
Managerial Assistance (2)	$45	$45	$90	$90
(1) All dividends were paid from earnings and profits of R-V.
(2) No income recognized by Prospect. MA payments were paid from R-V to Prospect and subsequently remitted to PA.

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Additions	$—	$10,000	$9,000	$10,000

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	As of
	December 31, 2025	June 30, 2025
Interest Receivable (3)	$—	$16
Other Receivables (4)	9	8
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from R-V to Prospect for reimbursement of expenses paid by Prospect on behalf of R-V.

Strategic Chemical Solutions Corp. (effective October 21, 2025 f/k/a USES Corp.)
On June 15, 2016, we provided additional $1,300 debt financing to Strategic Chemical Solutions Corp. (effective October 21, 2025 f/k/a USES Corp.) and its subsidiaries in the form of additional Term Loan A debt and, in connection with such Term Loan A debt financing, Strategic Chemical Solutions Corp. (effective October 21, 2025 f/k/a USES Corp.) issued to us 99,900 shares of its common stock. On June 29, 2016, we provided additional $2,200 debt financing to Strategic Chemical Solutions Corp. (effective October 21, 2025 f/k/a USES Corp.) and its subsidiaries in the form of additional Term Loan A debt and, in connection with such Term Loan A debt financing, Strategic Chemical Solutions Corp. (effective October 21, 2025 f/k/a USES Corp.) issued to us 169,062 shares of its common stock. As a result of such debt financing and recapitalization, as of June 29, 2016, we held 268,962 shares of Strategic Chemical Solutions Corp. (effective October 21, 2025 f/k/a USES Corp.) common stock representing a 99.96% common equity ownership interest in Strategic Chemical Solutions Corp. (effective October 21, 2025 f/k/a USES Corp.). As such, Strategic Chemical Solutions Corp. (effective October 21, 2025 f/k/a USES Corp.) became a controlled company on June 30, 2016. On December 31, 2025, we wrote down the cost basis of the Term Loan A and the Term Loan B loans to zero and realized a loss of $35,568 and $30,651 respectively.

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Interest Income	$712	$677	1,433	1,321
Reimbursement of Legal, Tax, etc. (1)	—	5	—	10
(1) Paid from Strategic Chemical Solutions Corp. (effective October 21, 2025 f/k/a USES Corp.) to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to USES (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Additions	$—	$1,800	$—	$4,600
Interest Income Capitalized as PIK	93	605	544	1,321

	As of
	December 31, 2025	June 30, 2025
Interest Receivable (2)	$8	$8
Other Receivables (3)	258	221

(2) Interest income recognized but not yet paid.
(3) Represents amounts due from Strategic Chemical Solutions Corp. (effective October 21, 2025 f/k/a USES Corp.) to Prospect for reimbursement of expenses paid by Prospect on behalf of USES.

Universal Turbine Parts, LLC

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

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Interest Income	$1,535	$981	$3,114	$2,027
Dividend Income (1)	2,017	—
Managerial Assistance (2)	3	3	6	5
Reimbursement of Legal, Tax, etc. (3)	—	—	1	5
(1) All dividends were paid from earnings and profits of UTP.
(2) No income recognized by Prospect. MA payments were paid from UTP to Prospect and subsequently remitted to PA.
(3) Paid from UTP to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to UTP (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Repayment of Loan Receivable	$64	$14	$118	$28

	As of
	December 31, 2025	June 30, 2025
Interest Receivable (4)	$16	$17
Other Receivables (5)	18	10
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Interest Income
Interest Income from Valley	$314	$330	$636	$679
Interest Income from Valley Electric	2,825	2,888	5,650	5,713
Total Interest Income	$3,139	$3,218	$6,286	$6,392
Dividend Income (1)	$7,124	$—	$7,124	$—
Other Income
Royalty, net profit and revenue interests	$167	$166	$334	$333
Total Other Income	$167	$166	$334	$333
Managerial Assistance (2)	$150	$150	$300	$300
Reimbursement of Legal, Tax, etc. (3)	12	—	12	3
(1) All dividends were paid from earnings and profits of Valley
(2) No income recognized by Prospect. MA payments were paid from Valley Electric to Prospect and subsequently remitted to PA.
(3) Paid from Valley to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to Valley (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	As of
	December 31, 2025	June 30, 2025
Interest Receivable (4)	$35	$757
Other Receivables (5)	11	9
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
We are not aware of any material legal proceedings as of December 31, 2025 and June 30, 2025.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 16. Financial Highlights
The following is a schedule of financial highlights for the three and six months ended December 31, 2025 and December 31, 2024:

	Three Months Ended December 31,				Six Months Ended December 31,
	2025		2024		2025		2024
Per Share Data (10)
Net asset value per common share at beginning of period	$6.45		$8.10		$6.56		$8.74
Net investment income	0.19		0.20		0.36		0.41
Net realized and change in unrealized gains (losses) (1)	(0.15)		(0.21)		(0.17)		(0.74)
Net increase (decrease) from operations(10)	0.04		(0.01)		0.20	(8)	(0.33)
Distributions of net investment income to preferred stockholders	(0.06)	(5)	(0.06)	(4)	(0.11)	(5)	(0.12)	(4)
Total distributions to preferred stockholders(10)	(0.06)		(0.06)		(0.11)		(0.12)
Net increase (decrease) from operations applicable to common stockholders	(0.02)		(0.07)		0.09		(0.45)
Distributions of net investment income to common stockholders	(0.14)	(5)	(0.15)	(4)	(0.27)	(5)	(0.31)	(4) (7)
Return of Capital to common stockholders	—	(5)	—	(4)	—	(5)	(0.02)	(4) (7)
Total distributions to common stockholders	(0.14)		(0.15)		(0.27)		(0.33)
Effect of other comprehensive income (9)	—	(11)	—		—	(11)	—
Common stock transactions(2)	(0.08)		(0.04)		(0.16)		(0.13)
Net asset value per common share at end of period	$6.21	(8)	$7.84		$6.21		$7.84	(8)

Per common share market value at end of period	$2.59		$4.31		$2.59		$4.31
Total return based on market value(3)	(0.67%)		16.71%		(9.94%)		(16.52%)
Total return based on net asset value(3)	1.54%		0.07%		4.68%		(3.92%)
Shares of common stock outstanding at end of period	476,461,879		438,851,578		476,461,879		438,851,578
Weighted average shares of common stock outstanding	472,257,137		436,687,429		466,806,584		432,780,318

Ratios/Supplemental Data
Net assets at end of period	$2,958,755		$3,440,036		$2,958,755		$3,440,036
Portfolio turnover rate	1.22%		1.85%		2.63%		5.72%
Annualized ratio of operating expenses to average net assets applicable to common shares(6)	11.42%		11.40%		10.95%		11.56%
Annualized ratio of net investment income to average net assets applicable to common shares(6)	12.19%		9.95%		11.41%		9.92%

(1)Realized gains (losses) is inclusive of net realized losses (gains) on investments, realized losses (gains) from extinguishment of debt and realized gains (losses) from the repurchases and redemptions of preferred stock.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

(7)The amounts reflected for the respective fiscal periods were updated based on tax information received subsequent to our Form 10-Q filing for December 31, 2024. Certain reclassifications have been made in the presentation of prior period amounts. See Note 2 and Note 12 within the accompanying notes to the consolidated financial statements for further discussion.
(8)Does not foot due to rounding.
(9)Effect of other comprehensive income is related to income/(loss) deemed attributable to instrument specific credit risk derived from changes in fair value associated with liabilities valued under the fair value option (ASC 825).
(10)Per share data amount is based on the basic weighted average number of common shares outstanding for the year/period presented (except for dividends to stockholders which is based on actual rate per share).
(11)Effect is less than $0.01 per share.

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
On January 6, 2026, we, our Investment Adviser and certain affiliates received an exemptive order from the SEC, which superseded the Order, that permits us, among other things, to participate with other funds managed by the Investment Adviser or certain affiliates, including Priority Income Fund, Inc., Prospect Floating Rate and Alternative Income Fund, Inc. and Prospect Enhanced Yield Fund, in certain co-investment transactions, where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions included therein.
On February 9, 2026, we announced the declaration of monthly dividends for our for 7.50% Preferred Stock holders of record on the following dates based on an annualized rate equal to 7.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month), as follows:

Monthly Cash 7.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
March 2026	3/18/2026	4/1/2026	$0.156250
April 2026	4/21/2026	5/1/2026	$0.156250
May 2026	5/20/2026	6/1/2026	$0.156250
On February 9, 2026, we announced the declaration of monthly dividends for our Floating Rate Preferred Stock for holders of record on the following dates based on an annualized rate equal to 6.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month), authorized on February 6, 2026, as follows:

Monthly Cash Floating Rate Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
March 2026	3/18/2026	4/1/2026	$0.135417
April 2026	4/21/2026	5/1/2026	$0.135417
May 2026	5/20/2026	6/1/2026	$0.135417
On February 9, 2026, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
March 2026	3/18/2026	4/1/2026	$0.114583
April 2026	4/21/2026	5/1/2026	$0.114583
May 2026	5/20/2026	6/1/2026	$0.114583

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

On February 9, 2026, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 6.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
March 2026	3/18/2026	4/1/2026	$0.135417
April 2026	4/21/2026	5/1/2026	$0.135417
May 2026	5/20/2026	6/1/2026	$0.135417
On February 9, 2026, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month), as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
February 2026 - April 2026	4/21/2026	5/1/2026	$0.334375
On February 9, 2026, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
February 2026	2/25/2026	3/19/2026	$0.0450
March 2026	3/27/2026	4/21/2026	$0.0450
April 2026	4/28/2026	5/19/2026	$0.0450

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
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third-party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of December 31, 2025, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $3,364,482 and $3,695,903, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. We consolidate all wholly owned and substantially wholly owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
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
Our previously outstanding 6.375% convertible notes due 2025, which matured during the fiscal year ended June 30, 2025, are referred to as the “2025 Notes” or the “Convertible Notes”. Our previously outstanding 3.706% unsecured notes due 2026, which were redeemed during the fiscal year ended June 30, 2025, are referred to as the “2026 Notes”. Our $267.5 million of 3.364% unsecured notes due 2026 are referred to as the “3.364% 2026 Notes”. Our $279.8 million of 3.437% unsecured notes due 2028 are referred to as the “3.437% 2028 Notes”. Our $171.3 million of 5.50% unsecured notes due 2030 are referred to as the “5.50% 2030 Notes”, and collectively with the 2026 Notes, the 3.364% 2026 Notes, and the 3.437% 2028 Notes, as the “Public Notes”. Any corporate notes issued pursuant to our medium term notes program with InspereX LLC are referred to as “Prospect Capital InterNotes®”. The Convertible Notes, Public Notes, and Prospect Capital InterNotes® are collectively referred to as the “Unsecured Notes”.
Second Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended December 31, 2025 we acquired $13,290 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $37,818, funded $9,322 of revolver advances, and recorded PIK interest of $20,004, resulting in gross investment originations of $80,434. During the three months ended December 31, 2025 we received full repayments totaling $17,200, received $14,176 of revolver paydowns, and received $47,890 in partial prepayments, scheduled principal amortization payments, and return of capital distributions, resulting in repayments of approximately $79,266. There were no sales of investments during the three months ended December 31, 2025.
Debt Issuances and Redemptions
During the three months ended December 31, 2025 we repaid $2,386 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. During the three months ended December 31, 2025, we also redeemed $20,658 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 6.41%. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended December 31, 2025 was $119.
During the three months ended December 31, 2025 we issued $9,491 aggregate principal amount of Prospect Capital InterNotes® with a weighted average stated interest rate of 6.32%, to extend our borrowing base. The newly issued notes mature between October 15, 2028 and January 15, 2033 and generated net proceeds of $9,372.
During the three months ended December 31, 2025, we repurchased $34,837 aggregate principal amount of the 3.364% 2026 Notes at a weighted average price of 96.87%, including commissions, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $1,006 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 3.364% 2026 Notes.
During the three months ended December 31, 2025, we repurchased $20,250 aggregate principal amount of the 3.437% 2028 Notes at a weighted average price of 89.46%, including commissions, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $2,009 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 3.437% 2028 Notes.
On October 30, 2025, we issued approximately $167,637 in aggregate principal amount of the 5.50% 2030 Notes which mature on December 31, 2030. The 5.50% 2030 Notes bear interest at a rate of 5.50% per year, payable quarterly on March 31, June 30, September 30 and December 31 of each year, beginning on March 31, 2026. Total proceeds from the issuance of the 5.50% 2030 Notes, net of offering discounts, fees and other offering expenses, were approximately $159,531.
Equity Issuances and Redemptions
On October 22, 2025, November 18, 2025 and December 18, 2025 we issued 828,162, 839,173, and 969,998 shares of our common stock in connection with the dividend reinvestment plan, respectively.
During the three months ended December 31, 2025, 446,904 shares of our Series A1 Preferred Stock, 253,842 shares of our Series A3 Preferred Stock, 27,770 shares of our Series M1 Preferred Stock, and 157,744 shares of our Series M3 Preferred Stock were converted to 7,908,194 shares of our common stock, in connection with Holder Optional Conversions and Optional Redemptions Following Death of a Holder, resulting in a loss from redemption of preferred stock of $1,388.
During the three months ended December 31, 2025 we issued 709,071 shares of Series A5 Preferred Stock for net proceeds of $15,954, and 163,585 shares of Series M5 Preferred Stock for net proceeds of $3,968, each excluding offering costs and preferred stock dividend reinvestment.
In connection with our Preferred Stock Dividend Reinvestment Plan, we issued additional Series A1 Preferred Stock, Series A3 Preferred Stock, Series A4 Preferred Stock, Series A5 Preferred Stock, Series M1 Preferred Stock, Series M3 Preferred Stock, Series M4 Preferred Stock, and Series M5 Preferred Stock of 13,472, 13,394, and 13,419 throughout October, November, and December, respectively.
Investment Holdings
As of December 31, 2025, we have $6,441,536, or 217.7%, of our net assets applicable to common shares invested in 91 portfolio investments and CLOs.
Our annualized current yield was 10.9% and 12.2% as of December 31, 2025 and June 30, 2025, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 8.3% and 9.6% as of December 31, 2025 and June 30, 2025, respectively, across all investments. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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
As of December 31, 2025, we own controlling interests in the following portfolio companies: Belnick, LLC (Belnick); CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”); Kickapoo Ranch Pet Resort (“Kickapoo”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); R-V Industries, Inc. (“R-V”); Universal Turbine Parts, LLC (“UTP”); USES Corp. (“United States Environmental Services” or “USES”); and Valley Electric Company, Inc. (“Valley Electric”). In June 2019, CP Energy purchased a controlling interest of the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $56,251 and $51,477 in first lien term loans (the “Spartan Term Loan A”) due to us as of December 31, 2025 and June 30, 2025, respectively. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, we report our investments in Spartan as control investment. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loan A.
As of December 31, 2025, we also own affiliated interests in Nixon, Inc. (“Nixon”) and RGIS Services, LLC, (“RGIS”).
The following shows the composition of our investment portfolio by level of control as of December 31, 2025 and June 30, 2025:

	December 31, 2025					June 30, 2025
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio		Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$3,364,482	52.7%	$3,695,903	57.4%		$3,416,244	51.0%	$3,696,367	55.4%
Affiliate Investments	12,835	0.2%	33,902	0.5%		11,735	0.2%	27,057	0.4%
Non-Control/Non-Affiliate Investments	3,012,298	47.1%	2,711,731	42.1%		3,265,522	48.8%	2,950,092	44.2%
Total Investments	$6,389,615	100.0%	$6,441,536	100.0%	(1)	$6,693,501	100.0%	$6,673,516	100.0%
(1) Does not foot due to rounding

The following shows the composition of our investment portfolio by type of investment as of December 31, 2025 and June 30, 2025:

	December 31, 2025				June 30, 2025
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Revolving Line of Credit	$66,344	1.0%	$62,712	1.0%	$83,721	1.3%	$81,551	1.2%
First Lien Debt	4,494,856	70.4%	4,251,290	66.0%	4,636,795	69.3%	4,381,227	65.7%
Second Lien Revolving Line of Credit	1,706	—%	1,706	—%	—	—%	—	—%
Second Lien Debt	811,958	12.7%	634,657	9.9%	965,712	14.4%	765,806	11.5%
Unsecured Debt	7,200	0.1%	5,392	0.1%	7,200	0.1%	5,403	0.1%
Subordinated Structured Notes	12,234	0.2%	14,010	0.2%	37,840	0.6%	35,002	0.5%
Preferred Stock	447,551	7.0%	142,480	2.2%	429,426	6.4%	117,961	1.8%
Common Stock	303,905	4.8%	697,407	10.8%	294,505	4.4%	814,757	12.2%
Membership Interest	243,861	3.8%	607,285	9.4%	238,302	3.5%	438,206	6.5%
Participating Interest (1)	—	—%	24,597	0.4%	—	—%	33,603	0.5%
Total Investments	$6,389,615	100.0%	$6,441,536	100.0%	$6,693,501	100.0%	$6,673,516	100.0%
(1)Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, revenue interests, liquidating trusts and overriding royalty interests.

The following shows our investments in interest bearing securities, including non-accrual investments, by type of investment as of December 31, 2025 and June 30, 2025:

	December 31, 2025				June 30, 2025
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Debt and First Lien Revolving Line of Credit	$4,561,200	84.6%	$4,314,002	86.8%	$4,720,516	82.4%	$4,462,778	84.7%
Second Lien Debt and Second Lien Revolving Line of Credit	813,664	15.1%	636,363	12.8%	965,712	16.8%	765,806	14.5%
Unsecured	7,200	0.1%	5,392	0.1%	7,200	0.1%	5,403	0.1%
Subordinated Structured Notes	12,234	0.2%	14,010	0.3%	37,840	0.7%	35,002	0.7%
Total Interest Bearing Investments	$5,394,298	100.0%	$4,969,767	100.0%	$5,731,268	100.0%	$5,268,989	100.0%

The following shows the composition of our investment portfolio by industry as of December 31, 2025 and June 30, 2025:

	December 31, 2025				June 30, 2025
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$89,425	1.4%	$102,229	1.6%	$87,528	1.3%	$102,728	1.5%
Air Freight & Logistics	205,203	3.2%	160,162	2.5%	204,924	3.1%	184,641	2.8%
Automobile Components	126,421	2.0%	28,527	0.4%	114,731	1.7%	82,272	1.2%
Capital Markets	—	—%	—	—%	21,500	0.3%	21,500	0.3%
Commercial Services & Supplies	448,649	7.0%	467,534	7.3%	553,016	8.3%	504,313	7.6%
Construction & Engineering	95,912	1.6%	318,383	4.9%	95,912	1.4%	351,291	5.3%
Consumer Finance	743,632	11.6%	1,111,244	17.3%	741,932	11.1%	953,320	14.2%
Distributors	328,095	5.1%	283,523	4.4%	397,405	5.9%	269,707	4.0%
Diversified Consumer Services	105,705	1.7%	17,062	0.3%	104,156	1.6%	44,069	0.7%
Diversified Telecommunication Services	255,876	4.0%	202,275	3.1%	254,876	3.8%	198,549	3.0%
Electrical Equipment	61,054	1.0%	61,054	0.9%	61,367	0.9%	61,367	0.9%
Energy Equipment & Services	332,200	5.2%	133,060	2.1%	324,321	4.8%	122,189	1.8%
Residential Real Estate Investment Trusts (REITs)	903,670	14.1%	1,173,262	18.2%	922,647	13.8%	1,300,972	19.5%
Financial Services	77,982	1.2%	77,982	1.2%	67,830	1.0%	67,830	1.0%
Food Products	87,534	1.4%	84,299	1.3%	150,213	2.2%	145,966	2.2%
Health Care Providers & Services	813,788	12.7%	783,928	12.2%	767,993	11.5%	731,527	11.0%
Health Care Technology	130,170	2.0%	129,320	2.0%	132,153	2.0%	130,246	2.0%
Hotels, Restaurants & Leisure	29,931	0.5%	28,437	0.4%	28,485	0.4%	26,249	0.4%
Household Durables	115,407	1.8%	96,881	1.5%	109,864	1.6%	71,506	1.1%
Interactive Media & Services	60,776	1.0%	60,776	0.9%	75,076	1.1%	75,076	1.1%
IT Services	103,142	1.7%	68,860	1.2%	103,226	1.5%	75,619	1.1%
Leisure Products	70,689	1.1%	70,688	1.1%	102,149	1.5%	102,373	1.5%
Machinery	81,561	1.3%	121,037	1.9%	101,360	1.6%	151,914	2.3%
Marine Transport	47,467	0.7%	11,882	0.2%	47,117	0.7%	11,660	0.2%
Media	118,992	1.9%	172,622	2.7%	118,472	1.8%	160,612	2.4%
Personal Care Products	364,996	5.7%	123,126	1.9%	348,913	5.2%	125,356	1.9%
Pharmaceuticals	116,762	1.8%	129,846	2.0%	125,918	1.9%	133,576	2.0%
Professional Services	84,420	1.3%	86,518	1.3%	85,531	1.3%	88,059	1.3%
Software	181,648	2.8%	168,794	2.6%	180,500	2.7%	172,755	2.6%
Specialty Retail	33,932	0.5%	7,034	0.1%	32,076	0.5%	5,914	0.1%
Textiles, Apparel & Luxury Goods	85,015	1.3%	117,655	1.8%	84,150	1.3%	99,705	1.5%
Trading Companies & Distributors	77,327	1.2%	29,526	0.5%	110,320	1.6%	65,653	1.0%
Subtotal	6,377,381	99.8%	6,427,526	99.8%	6,655,661	99.4%	6,638,514	99.5%
Structured Finance(1)	12,234	0.2%	14,010	0.2%	37,840	0.6%	35,002	0.5%
Total Investments	$6,389,615	100.0%	$6,441,536	100.0%	$6,693,501	100.0%	$6,673,516	100.0%
(1) Our SSN investments do not have industry concentrations and as such have been separated in the tables above.
Portfolio Investment Activity
Our current origination efforts are focused primarily on secured lending to middle market investments to reduce the risk in the portfolio by investing primarily in first lien loans and second lien loans, though we also continue to invest in select equity investments.
Our gross investment activity for the six months ended December 31, 2025 and December 31, 2024 are presented below:

	Six Months Ended December 31,
	2025	2024
Investments in portfolio companies
Investments in new portfolio companies	$33,338	$258,750
Follow-on investments in existing portfolio companies (1)	87,988	98,429
Revolver advances	14,980	8,652
PIK interest (2)	35,695	59,764
Total investments in portfolio companies	$172,001	$425,595

Investments by portfolio composition
First Lien Debt	$129,112	$404,814
Second Lien Debt	9,802	2,187
Subordinated Structured Notes	—	—
Equity	33,087	18,594
Total investments by portfolio composition	$172,001	$425,595

Investments repaid or sold
Partial repayments (3)	$159,023	$121,979
Full repayments	99,419	513,714
Investments sold	41,285	25,995
Revolver paydowns	14,199	4,003
Total investments repaid or sold	$313,926	$665,691

Investments repaid or sold by portfolio composition
First Lien Debt	$224,872	$440,786
Second Lien Debt	88,415	225,046
Subordinated Structured Notes	639	—
Equity	—	(141)	(5)
Total investments repaid or sold by portfolio composition	$313,926	$665,691

Weighted average interest rates for new investments by portfolio composition (4)
First Lien Debt	13.84%	11.54%
Second Lien Debt	12.70%	N/A
(1) Includes follow-on investments in existing portfolio companies and refinancings, if any.
(2) Approximately $30,560 and $53,343 was accrued as PIK interest income during the six months ended December 31, 2025 and December 31, 2024, respectively.
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

Key developments in the Company’s portfolio during the six months ended December 31, 2025 are as follows:
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

On November 14, 2025, the Belnick, LLC (d/b/a The Ubique Group) loan agreement was amended, extending the maturity date of the First Lien Term Loan to May 14, 2029.

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
Certain derivative instruments are valued as Level 2 assets or liabilities using pricing information obtained from third-party pricing services, including HIS Markit. These valuations are based on prevailing market data as of the measurement date and are derived using models that apply well-recognized financial principles. Significant inputs to the valuation models include observable market data such as interest rate curves, forward curves, credit spreads, foreign exchange rates, volatilities, and other market-corroborated inputs. Management and the independent valuation firm evaluate the methodologies and inputs to assess whether the resulting values are representative of fair value.
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $6,441,536.

Our portfolio companies are generally lower middle-market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.
Control Company Investments
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the six months ended December 31, 2025.
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

The fair value of our investment in Belnick was $76,264 as of December 31, 2025, a discount of $17,711 to its amortized cost basis compared to a fair value of $51,166 as of June 30, 2025, a discount of $37,086 to its amortized cost. The decrease in discount to amortized cost resulted from an improvement in financial performance.

First Tower Finance Company LLC

Prospect owns 100% of the equity of First Tower Delaware, a consolidated holding company. First Tower Delaware owns 78.06% of First Tower Finance. First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.

The fair value of our investment in First Tower was $901,020 as of December 31, 2025, a premium of $420,538 to its amortized cost basis compared to a fair value of $760,518 as of June 30, 2025, a premium of $277,200 to its amortized cost. The increase in premium to amortized cost resulted from an improvement in financial performance and an expansion of comparable company trading multiples.

InterDent, Inc.

Prospect owns 100% of the equity of InterDent, Inc. InterDent is a dental support organization (“DSO”). InterDent provides business and administrative support services to a regionally-diversified set of dental practices so that dentists can focus on delivering high-quality clinical care and patient satisfaction.

The fair value of our investment in InterDent was $337,872 as of December 31, 2025, a discount of $75,828 to its amortized cost basis compared to a fair value of $338,781 as of June 30, 2025, a discount of $55,244 to its amortized cost. The increase in discount to amortized cost resulted from a decline in financial performance and increased debt in the capital structure.

National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties, self-storage, and student housing properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly owned subsidiaries, NPRC invests in online consumer loans and RSSNs. As of December 31, 2025 and June 30, 2025, we own 100% of the fully-diluted common equity of NPRC.
During the six months ended December 31, 2025, we provided $25,568 of debt financing to NPRC to fund real estate capital expenditures and provide working capital.
During the six months ended December 31, 2025, we received partial repayments of $44,545 of our loans previously outstanding with NPRC and its wholly owned subsidiary.

During the six months ended December 31, 2024, we provided $44,769 of debt financing to NPRC to fund real estate capital expenditures, provide working capital, and to fund purchases of rate secured structured notes.
During the six months ended December 31, 2024, we received partial repayments of $76,756 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
As of December 31, 2025, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $903,670 and a fair value of $1,173,262. The fair value of $1,164,472 related to NPRC’s real estate portfolio was comprised of forty-four multi-family properties, four student housing properties, four senior living properties, and two commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of December 31, 2025:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Taco Bell, OK	Yukon, OK	6/4/2014	$1,719	$—
2	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
3	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	21,569
4	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	22,945
5	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	43,656
6	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	25,935
7	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	21,372
8	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	31,810
9	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	27,625
10	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	17,195
11	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,010
12	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,139
13	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	29,714
14	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,265
15	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	149,203
16	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	86,262
17	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	15,027
18	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	52,746
19	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,248
20	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	34,851
21	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,160
22	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	58,134
23	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	29,883
24	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	46,925
25	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
26	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
27	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	76,124
28	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
29	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	38,843
30	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,806
31	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,399
32	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
33	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
34	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
35	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	18,715
36	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
37	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,975
38	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,955
39	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,203
40	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,601
41	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	106,850
42	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	70,723

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
43	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
44	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	36,893
45	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	29,831
46	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	24,537
47	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
48	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
49	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
50	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
51	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
52	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,566
53	NPRC Apex Holdings LLC	Cincinnati, OH	1/19/2024	34,225	27,712
54	NPRC Parkton Holdings LLC	Cincinnati, OH	1/19/2024	$45,775	$37,090
				$2,304,316	$1,996,887
As of June 30, 2025, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $922,647 and a fair value of $1,300,972. The fair value of $1,289,092 related to NPRC’s real estate portfolio was comprised of forty-seven multi-family properties, five student housing properties, four senior living properties, and two commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of June 30, 2025:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Taco Bell, OK	Yukon, OK	6/4/2014	$1,719	$—
2	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
3	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	21,569
4	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	22,945
5	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	43,656
6	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	25,935
7	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	21,372
8	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	31,810
9	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	27,625
10	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	17,195
11	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	40,312
12	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,112
13	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,272
14	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	30,016
15	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,323
16	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	150,423
17	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	87,031
18	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	15,156
19	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	53,231
20	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,417
21	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	35,185
22	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
23	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	58,393
24	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,075
25	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
26	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,274
27	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
28	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
29	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	77,261
30	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,329
31	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,313
32	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
33	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	38,843
34	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
35	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
36	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
37	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
38	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
39	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	18,906
40	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
41	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,975
42	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,955
43	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,203
44	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,601
45	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	106,850
46	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	70,723
47	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
48	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	36,704
49	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	29,673
50	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	24,383
51	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
52	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
53	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
54	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
55	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
56	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,566
57	NPRC Apex Holdings LLC	Cincinnati, OH	1/19/2024	34,225	27,712
58	NPRC Parkton Holdings LLC	Cincinnati, OH	1/19/2024	45,775	37,090
				$2,534,216	$2,191,789

The fair value of our investment in NPRC was $1,173,262 as of December 31, 2025, a premium of $269,592 from its amortized cost basis, compared to a fair value of $1,300,972 as of June 30, 2025, a premium of $378,325 to its amortized cost. The decrease in premium to amortized cost was primarily driven by a softening in cash flow projections across NPRC’s real estate portfolio, an increase in discount and terminal capitalization rates, and higher leverage within the capital structure.

QC Holdings TopCo, LLC
On June 30, 2025, Prospect acquired a 99.6% equity interest in QC Holdings TopCo, LLC (“QC Holdings”), representing a controlling beneficial interest in QC Holdings under the Investment Company Act of 1940. Prospect now holds a 95.4% equity interest in the company. QC Holdings is a consumer-focused provider of alternative financial services and credit solutions.

The fair value of our investment in QC Holdings was $95,672 as of December 31, 2025, a premium of $16,680 to its amortized cost compared to a fair value of $77,286 as of June 30, 2025, equal to its amortized cost. The increase in premium to amortized cost resulted from an improvement in financial performance.

NMMB Holdings, Inc.
Prospect owns 92.77% of the fully-diluted equity of NMMB Holdings, Inc. (“Refuel”). NMMB, through its subsidiary, Refuel Agency, provides integrated marketing and advertising services to brands across industries.

The fair value of our investment in Refuel was $84,089 as of December 31, 2025, a premium of $54,366 to its amortized cost compared to a fair value of $72,207 as of June 30, 2025, a premium of $42,484 to its amortized cost. The increase in premium to amortized cost resulted from an improvement in financial performance.

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

The fair value of our investment in Pacific World was $107,626 as of December 31, 2025, a discount of $244,625 to its amortized cost compared to a fair value of $107,970 as of June 30, 2025, a discount of $228,143 to its amortized cost. The increase in discount to amortized cost resulted from increased debt in the capital structure and lower projected performance.

R-V Industries Inc.
Prospect owns 87.75% of the fully-diluted equity of R-V Industries, Inc. (“R-V”), with R-V management owning the remaining 12.25% of the equity. R-V is a provider of engineering and manufacturing services to chemical, paper, pharmaceutical, and power industries.

The fair value of our investment in R-V was $102,664 as of December 31, 2025, a premium of $39,476 to its amortized cost compared to a fair value of $105,577 as of June 30, 2025, a premium of $51,389 to its amortized cost. The decrease in premium to amortized cost was primarily driven by Prospect’s incremental investment to R-V made in connection with a dividend recapitalization.

USES Corp.

Prospect owns 99.96% of the equity of USES Corp. as of December 31, 2025 and June 30, 2025. USES provides industrial, environmental, and maritime services in the Gulf States region.

The fair value of our investment in USES was $10,708 as of December 31, 2025, a discount of $10,394 to its amortized cost compared to a fair value of $14,518 as of June 30, 2025, a discount of $72,258 to its amortized cost. The decrease in discount is due to a realized loss recorded in the December 2025 quarter, which reduced amortized cost basis following a period of decreased performance and core asset sales.

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

The fair value of our investment in Valley Electric was $318,383 as of December 31, 2025, a premium of $222,471 to its amortized cost compared to a fair value of $351,291 as of June 30, 2025, a premium of $255,379 to its amortized cost. The decrease in premium to amortized cost primarily resulted from a reduction in comparable company multiples.

Our controlled investments, including those discussed above, are valued at $331,421 above their amortized cost as of December 31, 2025.

Affiliate and Non-Control Company Investments
We hold two affiliate investments as of December 31, 2025 (Nixon, Inc. and RGIS Services, LLC, (“RGIS”)) with a total fair value of $33,902, a premium of $21,067 from their combined amortized cost, compared to a fair value of $27,057 as of June 30, 2025, representing a $15,322 premium to its amortized cost. The increase in premium to amortized cost was driven by an improvement in RGIS’ financial performance.
With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. Note that six of our non-control/non-affiliate investments, Credit.com Holdings, LLC, Discovery Point Retreat, Druid City Infusion, LLC, Taos Footwear, Town & Country Holdings, Inc. (“Town & Country”), and Verify Diagnostics LLC, have larger equity or convertible debt option positions and are therefore more susceptible to changes in value than the rest of our non-control/non-affiliate investments. As of December 31, 2025, our non-control/non-affiliate portfolio is valued at a discount to amortized cost primarily due to nine of our non-control/ non-affiliate investments, Credit.com Holdings, LLC (“Credit.com”), First Brands Group, Aventiv Technologies, LLC (“Securus”), STG Distribution, LLC (f/k/a Reception Purchaser, LLC), Town & Country Holdings, Inc., Medical Solutions Holdings, Inc., Redstone Holdco 2 LP (“RSA”), Rising Tide Holdings, Inc. (“West Marine”), and K&N HoldCo, LLC (“K&N”), which are valued at discounts to amortized cost of $89,277, $68,794, $56,439, $45,138, $39,943, $32,657, $29,123, $26,898, and $25,428, respectively.
Excluding those non-control/non-affiliate investments discussed above, our remaining non-control/non-affiliate portfolio is valued at a premium of $113,130 to amortized cost as of December 31, 2025.

Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of December 31, 2025 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Public Notes which we issued in May 2021, September 2021, and October 2025; and Prospect Capital InterNotes® which we issue from time to time. As of December 31, 2025, our equity capital is comprised of common and preferred equity.
The following table shows our outstanding debt as of December 31, 2025:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$512,343	$16,466	$512,343	$512,343	1M SOFR +	2.05%

3.364%	2026 Notes	267,533	1,121	266,412	261,425	3.89%
3.437%	2028 Notes	279,750	3,639	276,111	247,565	3.95%
5.50%	2030 Notes	171,282	7,702	163,580	163,643	6.76%
Public Notes		718,565		706,103	672,633

Prospect Capital InterNotes®		637,232	7,982	629,250	608,413	5.87%
Total		$1,868,140		$1,847,696	$1,793,389
The following table shows our outstanding debt as of June 30, 2025:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$856,322	$18,842	$856,322	$856,322	1M SOFR +	2.05%

3.364%	2026 Notes	300,000	2,019	297,981	286,707	3.87%
3.437%	2028 Notes	300,000	4,537	295,463	268,671	3.93%
Public Notes		600,000		593,444	555,378

Prospect Capital InterNotes®		647,232	8,687	638,545	607,339	5.85%
Total		$2,103,554		$2,088,311	$2,019,039
The following table shows the contractual maturities by fiscal year of our Revolving Credit Facility, Public Notes and Prospect Capital InterNotes® as of December 31, 2025:

	Payments Due by Fiscal Year ending June 30,
	Total	Remainder of 2026	2027	2028	2029	2030	After 5 Years
Revolving Credit Facility	$512,343	$—	$—	$—	$512,343	$—	$—
Public Notes	718,565	—	267,533	—	279,750	—	171,282
Prospect Capital InterNotes®	637,232	29,418	114,543	74,888	84,870	70,443	263,070
Total Contractual Obligations	$1,868,140	$29,418	$382,076	$74,888	$876,963	$70,443	$434,352

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
Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, PCF, a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective June 28, 2024, we completed an extension and upsizing of the revolving credit facility (the “Revolving Credit Facility”). The lenders have extended commitments of $2,121,500 as of December 31, 2025. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $2,250,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extended the maturity date to June 28, 2029 and the revolving period through June 28, 2028, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.
As of December 31, 2025 and June 30, 2025, we had $770,431 and $570,532, respectively, available to us for borrowing under the Revolving Credit Facility, net of $512,343 and $856,322 outstanding borrowings as of the respective balance sheet dates. See Note 4. Revolving Credit Facility within our consolidated financial statements for additional details.
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
During the three and six months ended December 31, 2025, we repurchased $34,837 aggregate principal amount of the 3.364% 2026 Notes at a weighted average price of 96.87%, including commissions, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $1,006 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 3.364% 2026 Notes.
As of December 31, 2025 and June 30, 2025, the outstanding aggregate principal amount of the 3.364% 2026 Notes were $267,533 and $300,000, respectively.
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
During the three and six months ended December 31, 2025, we repurchased $20,250 aggregate principal amount of the 3.437% 2028 Notes at a weighted average price of 89.46%, including commissions, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $2,009 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 3.437% 2028 Notes.
As of December 31, 2025 and June 30, 2025, the outstanding aggregate principal amount of the 3.437% 2028 Notes was $279,750 and $300,000, respectively.
On October 30, 2025, we issued approximately $167,637 in aggregate principal amount of 5.50% Series A Notes due 2030 (the “5.50% 2030 Notes”) that mature on December 31, 2030 and bear interest at a rate of 5.50% per annum payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2026. The 5.50% 2030 Notes are denominated in Israeli Shekels. After the deduction of offering discounts, fees and other offering expenses, we received net proceeds of approximately $159,531.
As of December 31, 2025 and June 30, 2025, the outstanding aggregate principal amount of the 5.50% 2030 Notes were $171,282 and $0, respectively.

The 2026 Notes, the 3.364% 2026 Notes, the 3.437% 2028 Notes, and the 5.50% 2030 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. See Note 6. Public Notes within our consolidated financial statements for additional details.
In connection with the issuance of the 5.50% 2030 Notes, the Company entered into a series of forward currency contracts designated as hedging instruments under ASC 815. The Company uses derivative instruments in connection with its risk management activities to reduce exposure to foreign currency exchange rate risk arising from foreign-denominated interest payments and foreign-denominated principal on the 5.50% 2030 Notes. Derivative instruments are carried at fair value on the Consolidated Statement of Assets and Liabilities.
As of December 31, 2025 and June 30, 2025, the fair value of the derivative assets and derivative liabilities were $484 and $968, and $0 and $0, respectively.
Prospect Capital InterNotes®
On February 13, 2020, we entered into a new selling agent agreement with InspereX LLC (formerly known as “Incapital LLC”) (as amended, the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with previously authorized selling agent agreements, the “InterNotes® Offerings”). Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement.
Certain notes issued through the InterNotes® Offerings have been repaid and we have, from time to time, repurchased or redeemed such other notes and, therefore, as of December 31, 2025 and June 30, 2025, the aggregate principal amount of Prospect Capital InterNotes® outstanding were $637,232 and $647,232, respectively. See Note 7. Prospect Capital InterNotes® within our consolidated financial statements for additional details.
Net Asset Value Applicable to Common Stockholders
During the six months ended December 31, 2025, our net asset value applicable to common shares decreased by $30,017 and decreased by $0.35 per basic weighted average common share. Net realized and net change in unrealized losses of $75,221, or $0.17 per basic weighted average common share decreased our net asset value applicable to common shares. While our net asset value applicable to common shareholders increased $13,332 and $45,186 due to shares issued through reinvestment of dividends and conversion of preferred stock to common stock, respectively, this resulted in a decrease of our per basic weighted average common share of $0.16 due to dilution related to conversions of Preferred Stock at then-current market prices and discounted common share issuances through our common stock dividend reinvestment plan. Additionally, distributions to common and preferred stockholders of $179,794, or $0.38 per basic weighted average common share exceeded net investment income of $170,238, or $0.36 per basic weighted average common share, resulting in a net decrease of $0.02 per basic weighted average common share. The following table shows the calculation of net asset value per common share as of December 31, 2025 and June 30, 2025:

	December 31, 2025	June 30, 2025
Net assets applicable to common stockholders	$2,958,755	$2,988,772
Shares of common stock issued and outstanding	476,461,879	455,902,826
Net asset value per common share	$6.21	$6.56

Results of Operations
Operating results for the three and six months ended December 31, 2025 and December 31, 2024 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Investment income	$176,002	$185,466	$333,626	$381,774
Operating expenses	85,114	99,035	163,388	205,466
Net investment income	90,888	86,431	170,238	176,308
Net realized gains (losses) from investments	(141,303)	(46,653)	(143,194)	(147,023)
Net change in unrealized gains (losses) from investments	71,307	(40,080)	71,906	(163,847)
Net realized gains (losses) on extinguishment of debt	2,896	236	2,819	484
Net realized gains (losses) from derivative instruments and foreign currency transactions	(224)	—	(224)	—
Net change in unrealized gains (losses) from derivative instruments and foreign currency transactions	155	—	155	—
Net increase (decrease) in net assets resulting from operations	23,719	(66)	101,700	(134,078)
Preferred stock dividend	(26,740)	(26,228)	(53,507)	(53,385)
Net gain (loss) on redemptions of preferred stock	(1,349)	(906)	(2,711)	1,398
Gain (loss) on Accretion to Redemption Value of Preferred Stock	(2,206)	(3,793)	(3,971)	(9,997)
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stockholders	$(6,576)	$(30,993)	$41,511	$(196,062)

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
The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Interest income	$149,048	$168,798	$301,442	$353,413
Dividend income	23,984	6,961	27,557	9,371
Other income	2,970	9,707	4,627	18,990
Total investment income	$176,002	$185,466	$333,626	$381,774

Average debt principal of performing interest bearing investments(1)	$5,685,029	$7,028,843	$5,767,306	$7,111,773
Weighted average interest rate earned on performing interest bearing investments(1)	10.26%	9.40%	10.23%	9.72%
Average debt principal of all interest bearing investments(2)	$6,498,320	$7,577,421	$6,537,079	$7,610,853
Weighted average interest rate earned on all interest bearing investments(2)	8.98%	8.72%	9.02%	9.09%
(1) Excludes equity investments and non-accrual loans.
(2) Excludes equity investments.
The weighted average interest rate earned on performing interest bearing assets increased to 10.26% for the three months ended December 31, 2025 from 9.40% for the three months ended December 31, 2024. The increase is primarily due to the reduction of Subordinated Structured Notes within our portfolio. Excluding Subordinated Structured Notes the weighted average interest rate earned on performing interest bearing assets would have decreased to 11.39% from 11.87% for the three months ended December 31, 2025 and 2024, respectively. The decrease is primarily due to a $15,565 reduction in interest income recognized on our portfolio company investments, excluding Subordinated Structured Notes, as a result of repayments and declines in SOFR rates. The weighted average interest rate earned on all interest bearing investments increased to 8.98% for the three months ended December 31, 2025 from 8.72% for the three months ended December 31, 2024. Excluding Subordinated Structured Notes the weighted average interest rate earned on all interest bearing assets decreased to 9.83% from 10.80% for the three months ended December 31, 2025 and December 31, 2024, respectively. The decrease is primarily due to a $15,565 reduction in interest income recognized on our portfolio company investments, excluding Subordinated Structured Notes, as a result of repayments and a decline in SOFR rates.
The weighted average interest rate earned on performing interest bearing assets increased to 10.23% for the six months ended December 31, 2025 from 9.72% for the six months ended December 31, 2024. The increase is primarily due to the reduction of Subordinated Structured Notes within our portfolio. Excluding Subordinated Structured Notes the weighted average interest rate earned on performing interest bearing assets would have decreased to 11.35% from 12.24% for the six months ended December 31, 2025 and 2024, respectively. The decrease is primarily due to a $41,831 reduction in interest income recognized on our portfolio company investments, excluding Subordinated Structured Notes, as a result of repayments and declines in SOFR rates. The weighted average interest rate earned on all interest bearing investments decreased to 9.02% for the six months ended December 31, 2025 from 9.09% for the six months ended December 31, 2024. Excluding Subordinated Structured Notes the weighted average interest rate earned on all interest bearing assets decreased to 9.89% from 11.25% for the six months ended December 31, 2025 and six months ended December 31, 2024, respectively. The decrease is primarily due to a $41,831 reduction in interest income recognized on our portfolio company investments, excluding Subordinated Structured Notes, as a result of repayments and a decline in SOFR rates.

Investment income is also generated from dividends and other income which is less predictable than interest income. The following table describes dividend income earned for the three and six months ended December 31, 2025 and December 31, 2024, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Dividend income
R-V Industries, Inc.	$7,897	$4,387	$8,774	$4,387
Valley Electric Company, Inc.	7,124	—	7,124	—
Shoes West, LLC (d/b/a Taos Footwear)	3,361	—	3,361	—
Universal Turbine Parts, LLC	2,017	—	2,017	—
The RK Logistics Group, Inc.	1,267	—	2,534	—
RGIS Services, LLC	985	—	985	141
Other transactions	1,333	2,574	2,762	4,843
Total dividend income	$23,984	$6,961	$27,557	$9,371

Other income is comprised of structuring fees, advisory fees, amendment fees, royalty interests, receipts for residual net profit and revenue interests, administrative agent fees and other miscellaneous and sundry cash receipts. The following table describes other income earned for the three and six months ended December 31, 2025 and December 31, 2024, respectively:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024
Structuring and amendment fees
Help/Systems Holdings, Inc.	$1,313	$—	$1,313	$—
Druid City Infusion, LLC	—	—	—	1,379
PeopleConnect Holdings, Inc	—	531	—	531
Other transactions	1,213	661	2,512	1,526
Total structuring and amendment fees	$2,526	$1,192	$3,825	$3,436
Royalty, net profit and revenue interests
National Property REIT Corp.	$—	$8,160	$—	$14,825
Other transactions	167	166	334	340
Total royalty and net revenue interests	$167	$8,326	$334	$15,165
Administrative agent fees
Other transactions	$277	$189	$468	$389
Total administrative agent fees	$277	$189	$468	$389
Total other income	$2,970	$9,707	$4,627	$18,990
Other income for the three months ended December 31, 2025 decreased by $6,737 compared to the three months ended December 31, 2024 primarily due to a $8,159 decrease in royalty and net revenue interests, offset by a $1,334 increase in structuring and amendment fees.
Other income for the six months ended December 31, 2025 decreased by $14,363 compared to the six months ended December 31, 2024 primarily due to a $14,831 decrease in royalty and net revenue interests from our investment in National Property REIT Corp. (“NPRC”), offset by a $389 increase in structuring and amendment fees.
Income recognized from dividend income, prepayment premium from early repayments, structuring fees and amendment fees related to specific loan positions and royalty, net profit and revenue interests are considered to be non-recurring income. For the three months ended December 31, 2025 and three months ended December 31, 2024, we recognized $26,896 and $16,967 of non-recurring income, respectively. The $9,929 increase in nonrecurring income during the three months ended December 31, 2025 primarily due to the $17,023 increase in dividend income and partially offset by the $8,159 decrease in royalty and net revenue interests from our investment in NPRC.
Income recognized from dividend income, prepayment premium from early repayments, structuring fees and amendment fees related to specific loan positions and royalty, net profit and revenue interests are considered to be non-recurring income. For the six months ended December 31, 2025 and six months ended December 31, 2024, we recognized $32,021 and $28,460 of non-recurring income, respectively. The $3,561 increase in nonrecurring income during the six months ended December 31, 2025 is primarily due to the $18,186 increase in dividend income and offset by the $14,831 decrease in royalty and net revenue interests.

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
The following table describes the various components of our operating expenses:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Base management fee	$32,932	$37,069	$66,549	$75,675
Income incentive fee	16,035	13,632	17,269	29,312
Interest and credit facility expenses	32,790	37,979	66,477	77,739
Allocation of overhead from Prospect Administration	23	5,708	5,547	11,416
Audit, compliance and tax related fees	(239)	80	660	1,800
Directors’ fees	150	150	300	300
Other general and administrative expenses	3,423	4,417	6,586	9,224
Total operating expenses	$85,114	$99,035	$163,388	$205,466
Total gross and net base management fee was $32,932 and $37,069 for the three months ended December 31, 2025 and 2024, respectively. The decrease in total gross base management fee is directly related to a decrease in average total assets.
Total gross and net base management fee was $66,549 and $75,675 for the six months ended December 31, 2025 and 2024, respectively. The decrease in total gross base management fee is directly related to a decrease in average total assets.
For the three months ended December 31, 2025 and 2024, we incurred $16,035 and $13,632 of income incentive fees, respectively. This increase was driven by a corresponding increase in pre-incentive fee net investment income (net of preferred stock dividends) to $80,183 from $73,835 for the three months ended December 31, 2025 and 2024, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
For the six months ended December 31, 2025 and 2024, we incurred $17,269 and $29,312 of income incentive fees, respectively. This decrease was driven by a corresponding decrease in pre-incentive fee net investment income (net of preferred stock dividends) to $134,000 from $152,235 for the six months ended December 31, 2025, and 2024, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended December 31, 2025 and 2024, we incurred $32,790 and $37,979, respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). During the six months ended December 31, 2025 and 2024, we incurred $66,477 and $77,739, respectively, of interest and credit facility expenses related to our Notes. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.

The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Interest on borrowings	$27,559	$32,508	$56,736	$67,002
Amortization of deferred financing costs	2,316	2,261	4,294	4,509
Accretion of discount on unsecured debt	490	700	851	1,435
Facility commitment fees	2,425	2,510	4,596	4,793
Total interest and credit facility expenses	$32,790	$37,979	$66,477	$77,739

Average principal debt outstanding	$2,115,416	$2,501,297	$2,144,767	$2,529,736
Annualized weighted average stated interest rate on borrowings(1)	5.21%	5.20%	5.29%	5.30%
Annualized weighted average interest rate on borrowings(2)	6.20%	6.07%	6.20%	6.15%
(1)Includes only the stated interest expense.
(2)Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Convertible and Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.
Interest expense was $27,559 and $32,508 for the three months ended December 31, 2025 and 2024, respectively. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) was 5.21% and 5.20% for the three months ended December 31, 2025 and 2024, respectively. The stable rate is primarily due to the 2025 maturity of the Convertible Notes, the extinguishment of the Original 2026 Notes, and repurchases of $20,250 of the aggregate principal amount of 3.437% 2028 Notes. The decrease was partially offset by an increase of the Prospect Capital InterNotes® average outstanding balance and stated interest rates and the issuance of the 5.50% 2030 Notes. The weighted average interest rate on borrowings was 6.20% and 6.07% for the three months ended December 31, 2025 and 2024, respectively. The increase is primarily due to an increase of the average outstanding balance and stated interest rates for the Prospect Capital InterNotes®, an increase in original issuance discount on the 5.50% 2030 Notes and deferred financing fee amortization on the 3.437% 2028 Notes and 5.50% 2030 Notes. The increase is partially offset by a decrease in average outstanding balances from maturity of the 2025 Convertible Notes, the extinguishment of the Original 2026 Notes, and repurchases of $20,250 of the aggregate principal amount of 3.437% 2028 Notes.
Interest expense was $56,736 and $67,002 for the six months ended December 31, 2025 and 2024, respectively. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) was 5.29% and 5.30% for the six months ended December 31, 2025 and 2024, respectively. The stable rate is primarily due to the 2025 maturity of the Convertible Notes, the extinguishment of the Original 2026 Notes, and repurchases of $20,250 of the aggregate principal amount of 3.437% 2028 Notes, offset by an increase of the Prospect Capital InterNotes® average outstanding balance and stated interest rates and the issuance of the 5.50% 2030 Notes. The weighted average interest rate on borrowings was 6.20% and 6.15% for the six months ended December 31, 2025 and 2024, respectively. The increase is primarily due to an increase in the average outstanding balance and stated interest rates for the Prospect Capital InterNotes®, an increase in original issuance discount on the 5.50% 2030 Notes and deferred financing fee amortization on the 3.437% 2028 Notes and 5.50% 2030 Notes. The increase is partially offset by a decrease in average outstanding balances from maturity of the 2025 Convertible Notes, the extinguishment of the Original 2026 Notes, and repurchases of $20,250 of the aggregate principal amount of 3.437% 2028 Notes.
In December 2025, Prospect Administration finalized a litigation settlement related to a portfolio company owned by the Company that provided $20,500 in proceeds to Prospect Administration. As of December 31, 2025, the Company recorded a receivable from Prospect Administration for $2,369 for reimbursement of external legal fees paid by the Company related to the litigation, which reduced other general and administration expenses for the three and six months ended December 31, 2025 presented in the Consolidated Statement of Operations. Of the remaining proceeds, $3,375 was sent to the portfolio company involved in the litigation settlement, $5,500 was used to offset the below current period allocations of overhead expense from Prospect Administration to the Company in the three months ended December 31, 2025, and $9,256 was retained by Prospect Administration to offset future overhead allocations from Prospect Administration to the Company during the year ended June 30, 2026.

The allocation of net overhead expense from Prospect Administration was $23, net of the $5,500 litigation settlement proceeds discussed above, and $5,708 for the three months ended December 31, 2025 and 2024, respectively. Prospect Administration also received estimated payments of $331 and $805 directly from our portfolio companies for legal and tax services during the three months ended December 31, 2025 and 2024, respectively.
The allocation of net overhead expense from Prospect Administration was $5,547, net of the $5,500 litigation settlement proceeds discussed above, and $11,416 for the six months ended December 31, 2025 and 2024, respectively. Prospect Administration also received estimated payments of $976 and $991 directly from our portfolio companies for legal and tax services during the six months ended December 31, 2025 and 2024, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments during the three and six months ended December 31, 2025 and 2024, Prospect Administration’s charges for its administrative services during the respective period would have increased by this amount.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration, net of any expense reimbursements, were $3,334 and $4,647 for the three months ended December 31, 2025 and December 31, 2024, respectively. The decrease was primarily attributable to the receipt of $2,369 in litigation settlement proceeds discussed above, which we recorded as a reimbursement of previously expensed legal fees on behalf of a portfolio company, as well as other general and administrative expenses.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration, net of any expense reimbursements, were $7,546 and $11,324 for the six months ended December 31, 2025 and December 31, 2024, respectively. The decrease was primarily attributable to the receipt of $2,369 in litigation settlement proceeds discussed above, which we recorded as a reimbursement of previously expensed legal fees on behalf of a portfolio company, as well as other general and administrative expenses.

Net Realized Gains (Losses)
The following table details net realized gains (losses) from investments for the three months ended December 31, 2025 and December 31, 2024:

	Three Months Ended December 31,
Portfolio Company	2025	2024
Engine Group, Inc	$27	$—
Other transactions, net	2	357
Wellful, Inc.	—	(3,764)
STG Distribution, LLC (f/k/a Reception Purchaser, LLC)	—	(5,511)
Structured Subordinated Notes, net	(1,383)	(37,735)
USES Corp.	(66,219)	—
United Sporting Companies, Inc	(73,730)	$—
Net realized gains (losses) from investments	$(141,303)	$(46,653)

The following table details net realized gains (losses) from investments for the six months ended December 31, 2025 and December 31, 2024:

	Six Months Ended December 31,
Portfolio Company	2025	2024
NMMB Inc.	$842	$6,366
Engine Group, Inc	27	—
Other transactions, net	6	667
Wellful, Inc.	—	(3,764)
STG Distribution, LLC (f/k/a Reception Purchaser, LLC)	—	(5,511)
Research Now Group, LLC and Dynata, LLC (1)	2	(48,118)
Structured Subordinated Notes, net	(4,122)	(96,663)
USES Corp.	(66,219)	—
United Sporting Companies, Inc	(73,730)	—
Net realized gains (losses) from investments	$(143,194)	$(147,023)
(1)Our Research Now Group, LLC and Dynata, LLC Second Lien Term Loan was restructured to 100,000 shares of Common Stock of New Insight Holdings, Inc. and 285,714 Warrants (to purchase shares of Common Stock of New Insight Holdings, Inc.) during the three months ended December 31, 2024. A portion of the cost basis exchanged was written-off for tax purposes and we recorded a realized loss of $48,118 to our investment in Research Now Group, LLC and Dynata, LLC.

Net Realized Gain/Loss from Extinguishment of Debt
During the three months ended December 31, 2025 and December 31, 2024, we recorded a net realized gain from extinguishment of debt of $2,896 and a net realized gain from extinguishment of debt of $236. During the six months ended December 31, 2025 and December 31, 2024, we recorded a net realized gain from extinguishment of debt of $2,819 and net realized gain from extinguishment of debt of $484, respectively. Refer to Capitalization for additional discussion.
Net Realized Gain/Loss from Redemptions of Preferred Stock
During the three months ended December 31, 2025, we recorded a net realized loss of $2,206 from the accretion to redemption value of redeemable securities. During the three months ended December 31, 2024, we recorded a net realized loss of $3,793 from the accretion to redemption value of redeemable securities.
During the six months ended December 31, 2025, we recorded a net realized loss of $3,971 from the accretion to redemption value of redeemable securities. During the six months ended December 31, 2024, we recorded a net realized loss of $9,997 from the accretion to redemption value of redeemable securities.
During the three months ended December 31, 2025, we recorded a net realized loss of $1,388 from the conversions of preferred stock to common, and a gain of $40 from the redemptions of preferred stock to cash, resulting in a net realized loss of $1,349. During the three months ended December 31, 2024, we recorded a net realized loss of $946 from the conversions of preferred stock to common, which was offset by a gain of $40 from the redemptions of preferred stock to cash, resulting in a net realized loss of $906.
During the six months ended December 31, 2025, we recorded a net realized loss of $2,799 from the conversions of preferred stock to common, and a gain of $88 from the redemptions of preferred stock to cash, resulting in a net realized loss of $2,711. During the six months ended December 31, 2024 we recorded a realized gain of $1,358 from the conversions of preferred stock to common, and a gain of $40 from the redemptions of preferred stock to cash, resulting in a net realized gain of $1,398. Refer to Financial Condition, Liquidity, and Capital Resources for additional discussion.
Net Realized Gain/Loss from Derivative Instruments and Foreign Currency Transactions
During the three and six months ended December 31, 2025, we recorded a net realized loss of $224 from derivative instruments and foreign currency transactions. During the three and six months ended December 31, 2024, there were no realized gains or losses from derivative instruments and foreign currency transactions.

Change in Unrealized Gains (Losses)
The following table details net change in unrealized gains (losses) for our portfolio for the three and six months ended December 31, 2025 and December 31, 2024, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Control investments	$37,117	$30,419	$51,298	$(143,829)
Affiliate investments	1,982	(1,446)	5,746	2,002
Non-control/non-affiliate investments	32,208	(69,053)	14,862	(22,020)
Net change in unrealized gains (losses)	$71,307	$(40,080)	$71,906	$(163,847)

The following table reflects net change in unrealized gains (losses) on investments for the three months ended December 31, 2025:

Net Change in Unrealized Gains (Losses)
United Sporting Companies, Inc.	$73,496
First Tower Finance Company LLC	67,955
USES Corp.	66,218
Recovery Solutions Parent, LLC	6,171
Pacific World Corporation	(10,692)
Other investments, net	(14,949)
First Brands Group(1)	(18,526)
Credit.com Holdings, LLC	(22,960)
InterDent, Inc.	(25,346)
National Property REIT Corp.	(50,060)
Net change in unrealized gains (losses)	$71,307
(1)On September 29, 2025, First Brands Group, LLC and certain of its affiliates (“First Brands”) filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code.
The following table reflects net change in unrealized gains (losses) on investments for the three months ended December 31, 2024:

Net Change in Unrealized Gains (Losses)
First Tower Finance Company LLC	$42,245
Reception Purchaser, LLC	18,691
National Property REIT Corp.	9,317
Wellpath Holdings, Inc.	6,971
Wellful Inc.	6,395
Credit.com Holdings, LLC	(6,069)
Discovery Point Retreat, LLC	(6,177)
Town & Country Holdings, Inc.	(7,735)
STG Distribution, LLC	(8,643)
R-V Industries, Inc.	(9,704)
Druid City Infusion, LLC	(17,207)
Other investments, net	(20,427)
Securus Technologies Holdings, Inc.	(47,737)
Net change in unrealized gains (losses)	$(40,080)

The following table reflects net change in unrealized gains (losses) on investments for the six months ended December 31, 2025:

Net Change in Unrealized Gains (Losses)
First Tower Finance Company LLC	$143,338
United Sporting Companies, Inc.	73,412
USES Corp.	66,219
Belnick, LLC (d/b/a The Ubique Group)	19,375
Shoes West, LLC (d/b/a Taos Footwear)	17,085
QC Holdings TopCo, LLC	16,680
Town & Country Holdings, Inc.	13,614
Recovery Solutions Parent, LLC	12,119
NMMB, Inc.	11,882
Verify Diagnostics LLC	10,795
New WPCC Parent, LLC	7,470
Druid City Infusion, LLC	6,567
Medical Solutions Holdings, Inc.	(6,832)
Other investments, net	(11,096)
R-V Industries, Inc.	(11,913)
Pacific World Corporation	(16,482)
InterDent, Inc.	(20,584)
STG Distribution, LLC	(24,741)
Credit.com Holdings, LLC	(28,351)
Valley Electric Company, Inc.	(32,908)
First Brands Group(1)	(65,010)
National Property REIT Corp.	(108,733)
Net change in unrealized gains (losses)	$71,906
(1)On September 29, 2025, First Brands Group, LLC and certain of its affiliates (“First Brands”) filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code.

The following table reflects net change in unrealized gains (losses) on investments for the six months ended December 31, 2024:

Net Change in Unrealized Gains (Losses)
First Tower Finance Company LLC	$50,563
Research Now Group, LLC and Dynata, LLC (1)	47,724
Subordinated Structured Notes, net	22,698
Reception Purchaser, LLC	7,983
Pacific World Corporation	(6,096)
Credit.com Holdings, LLC	(6,474)
Credit Central Loan Company, LLC	(7,133)
R-V Industries, Inc.	(7,268)
Valley Electric Company, Inc.	(8,418)
STG Distribution, LLC	(8,643)
Town & Country Holdings, Inc.	(11,096)
Redstone Holdco 2 LP	(13,996)
NMMB, Inc.	(15,421)
Other investments, net	(24,386)
Securus Technologies Holdings, Inc.	(47,303)
National Property REIT Corp.	(65,706)
InterDent, Inc.	(70,875)
Net change in unrealized gains (losses)	$(163,847)
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

Net Change in Unrealized Gain/Loss from Derivative Instruments and Foreign Currency Transactions

During the three and six months ended December 31, 2025, we recorded a net change in unrealized gain of $155 from derivative instruments and foreign currency transactions. During the three and six months ended December 31, 2024, there were no net changes in unrealized gains or losses from derivative instruments and foreign currency transactions.
Financial Condition, Liquidity and Capital Resources
For the six months ended December 31, 2025 and December 31, 2024, our operating activities provided $364,594 and provided $452,229 of cash, respectively. The $87,635 decrease is primarily driven by a $348,521 decrease in repayments and sales of investments, offset by a $235,145 decrease in originations and a $29,929 decrease in due from broker, for the six months ended December 31, 2025 compared to the six months ended December 31, 2024. There were no investing activities for the six months ended December 31, 2025 and December 31, 2024. Financing activities used $377,463 and used $478,341 of cash during the six months ended December 31, 2025 and December 31, 2024, respectively, which included dividend payments and distributions to common and preferred stockholders of $163,548 and $182,442, respectively. The $100,878 increase is primarily driven by a $137,517 increase in net debt issuances, offset by a $49,982 decrease in issuance of preferred stock, for the six months ended December 31, 2025 compared to the six months ended December 31, 2024.

Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, to repay outstanding borrowings and to make cash distributions to our stockholders.

Our primary sources of funds have historically been issuances of debt and common equity, and beginning with our year ended June 30, 2021, issuances of preferred equity. We have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the six months ended December 31, 2025, we borrowed $481,100 and we made repayments totaling $825,079 under the Revolving Credit Facility. As of December 31, 2025, our outstanding balance on the Revolving

Credit Facility was $512,343. As of December 31, 2025, we had, net of unamortized discount and debt issuance costs, $706,103 outstanding on the Public Notes and $629,250 outstanding on the Prospect Capital InterNotes® (See “Capitalization” above).
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 3.00%. As of December 31, 2025 and June 30, 2025, we had $34,246 and $40,707, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies, of which $22,557 and $15,900 are considered at the Company’s sole discretion. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of December 31, 2025 and June 30, 2025, as they were all floating rate instruments that repriced frequently.
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
During the three and six months ended December 31, 2025 and December 31, 2024, we did not repurchase shares of Series A Preferred Stock.
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
During the three months ended December 31, 2025, we exchanged an aggregate of 35,094 Series M1 Preferred Stock for an aggregate of 35,094 newly-issued Series M5 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act. Additionally, during the three months ended December 31, 2025, we exchanged and aggregate of 24,350 Series M3 Preferred Stock for an aggregate of 24,350 newly-issued Series M5 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act. During the six months ended December 31, 2025, we exchanged an aggregate of 35,094 Series M1 Preferred Stock for an aggregate of 35,094 newly-issued Series M5 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act. Additionally, during the six months ended December 31, 2025, we exchanged an aggregate of 36,532 Series M3 Preferred Stock for an aggregate of 36,532 newly-issued Series M5 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act.
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
For so long as the Series A Preferred Stock, the Floating Rate Preferred Stock, or 7.50% Preferred Stock are outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, if dividends on the Preferred Stock have accumulated and been unpaid for a period of two years, a possibility of redemption outside of the Company’s control exists and, in accordance with ASC 480, we have presented our 5.50% Preferred Stock, 6.50% Preferred Stock, and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of December 31, 2025 and June 30, 2025.
The Floating Rate Preferred Stock and 7.50% Preferred Stock are redeemable at the election of the holder at any time; therefore, is probable of redemption outside of the Company’s control. As a result, the Floating Rate Preferred Stock and 7.50% Preferred Stock are classified within temporary equity on our Consolidated Statement of Assets and Liabilities as of December 31, 2025 and are accreted to redemption value upon issuance. Accretion to redemption value is treated as an adjustment to net increase (decrease) in net assets resulting from operations applicable to common stockholders on our Consolidated Statement of Operations.
We determined the estimated value as of December 31, 2025 of our 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock, and 7.50% Preferred Stock was a $25.00 stated value per share. We engaged a third-party valuation service to assist in our determination based on the calculation resulting from the total equity on our Consolidated Statements of Assets and Liabilities in our Quarterly Report on Form 10-Q for the three months ended December 31, 2025 (the “Form 10-Q”), which was prepared in accordance with U.S. generally accepted accounting principles in the United States of America, adjusted for the fair value of our investments (i.e. from our Consolidated Schedule of Investments) and total liabilities, divided by the number of shares of our Preferred Stock outstanding. Based on this methodology and because the result from the calculation above is greater than the $25.00 per share stated value of our 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock, and 7.50% Preferred Stock, the estimated value of our 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock, and 7.50% Preferred Stock as of December 31, 2025 is $25.00 per share.
Common Stock
Our common stockholders’ equity accounts as of December 31, 2025 and June 30, 2025 reflect cumulative shares issued, net of shares previously repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemptions Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
We did not repurchase any shares of our common stock under the Repurchase Program for the six months ended December 31, 2025 and December 31, 2024. As of December 31, 2025, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
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

As of December 31, 2025, we have reserved 550,000,000 shares of our common stock for issuance upon conversion of the 5.50% Preferred Stock and the 6.50% Preferred Stock and 95,000,061 shares of our common stock for issuance to common stock holders pursuant to our common stock dividend reinvestment and direct stock purchase plan.
Recent Developments
On January 6, 2026, we, our Investment Adviser and certain affiliates received an exemptive order from the SEC, which superseded a prior co-investment exemptive order granted on January 13, 2020 (and amended on August 2, 2022), that permits us, among other things, to participate with other funds managed by the Investment Adviser or certain affiliates, including Priority Income Fund, Inc., Prospect Floating Rate and Alternative Income Fund, Inc. and Prospect Enhanced Yield Fund, in certain co-investment transactions, where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions included therein.
On February 9, 2026, we announced the declaration of monthly dividends for our for 7.50% Preferred Stock holders of record on the following dates based on an annualized rate equal to 7.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month), as follows:

Monthly Cash 7.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
March 2026	3/18/2026	4/1/2026	$0.156250
April 2026	4/21/2026	5/1/2026	$0.156250
May 2026	5/20/2026	6/1/2026	$0.156250
On February 9, 2026, we announced the declaration of monthly dividends for our Floating Rate Preferred Stock for holders of record on the following dates based on an annualized rate equal to 6.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month), authorized on February 6, 2026, as follows:

Monthly Cash Floating Rate Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
March 2026	3/18/2026	4/1/2026	$0.135417
April 2026	4/21/2026	5/1/2026	$0.135417
May 2026	5/20/2026	6/1/2026	$0.135417
On February 9, 2026, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
March 2026	3/18/2026	4/1/2026	$0.114583
April 2026	4/21/2026	5/1/2026	$0.114583
May 2026	5/20/2026	6/1/2026	$0.114583

On February 9, 2026, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual rate equal to 6.50% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
March 2026	3/18/2026	4/1/2026	$0.135417
April 2026	4/21/2026	5/1/2026	$0.135417
May 2026	5/20/2026	6/1/2026	$0.135417
On February 9, 2026, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.35% of the Stated Value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month), as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
February 2026 - April 2026	4/21/2026	5/1/2026	$0.334375
On February 9, 2026, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
February 2026	2/25/2026	3/19/2026	$0.0450
March 2026	3/27/2026	4/21/2026	$0.0450
April 2026	4/28/2026	5/19/2026	$0.0450

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
•Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices, including valuations derived from observable market data such as interest rate curves, forward curves, foreign exchange rates, and credit spreads.
•Level 3: Unobservable inputs for the asset or liability.
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. All of our investments carried at fair value are classified as Level 2 or Level 3 as of December 31, 2025 and June 30, 2025, with a significant portion of our investments classified as Level 3.
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
Certain derivative instruments are valued using pricing information obtained from third-party pricing services, including HIS Markit. These valuations are based on prevailing market data as of the measurement date and are derived using models that apply well-recognized financial principles. Significant inputs to the valuation models include observable market data such as interest rate curves, forward curves, credit spreads, foreign exchange rates, volatilities, and other market-corroborated inputs. Management and the independent valuation firm evaluate the methodologies and inputs to assess whether the resulting values are representative of fair value.

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
As of December 31, 2025, $3,138,141, $3,221,488, $32,560, $20,472, and $8,839 of our total investments were valued using the discounted cash flow, enterprise value waterfall, option pricing model, asset recovery analysis, and deficiency claims analysis, respectively, compared to $3,623,701, $2,909,659, $27,014, $24,577, and $6,500, respectively, as of June 30, 2025.
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
Interest Rate Risk
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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the SOFR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a SOFR floor. Our loans typically have durations of one, three or six months after which they reset to current market interest rates. As of December 31, 2025, 75.30% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility and Floating Rate Preferred Stock that pay interest and monthly dividends, respectively, that is based on floating SOFR rates. Interest on borrowings under the revolving credit facility is one-month SOFR plus 205 basis points with no minimum SOFR floor and there is $512,343 of outstanding borrowings as of December 31, 2025. Dividends for the Floating Rate Preferred Stock are equal to one-month Term SOFR (which will reset upon each dividend declaration by the Board of Directors) plus 2.00%, subject to a minimum and maximum annualized dividend rate of 6.50% and 8.00%, respectively. There are 9,034,592 shares of the Floating Rate Preferred Stock outstanding as of December 31, 2025. See Note 9. Equity Offerings, Offering Expenses, and Distributions for further discussion on our Floating Rate Preferred Stock. The Convertible Notes, Public Notes, Prospect Capital InterNotes® and remaining Preferred Stock bear interest at fixed rates.
The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in Subordinated Structured Notes) to our loan portfolio and outstanding debt as of December 31, 2025, assuming no changes in our investment and borrowing structure:

Basis Point Change	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Income(1)
Up 300 basis points	$90,403	$15,370	$75,033
Up 200 basis points	$60,124	$10,247	$49,877
Up 100 basis points	$30,547	$5,123	$25,424
Down 100 basis points	$(25,693)	$(5,123)	$(20,570)
Down 200 basis points	$(46,330)	$(10,247)	$(36,083)
Down 300 basis points	$(60,329)	$(15,370)	$(44,959)
(1)Excludes the impact of income incentive fee and does not reflect dividends paid on preferred stock, including the preferred stock that pay dividends based on a floating rate, since those dividends do not reduce net investment income on our Consolidated Statement of Operations. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of December 31, 2025 the one and three month SOFR were 3.69% and 3.65%, respectively.
We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the period ended December 31, 2025, we did not engage in hedging activities in relation to interest rate risks.
Foreign Currency Risk
We are exposed to foreign currency risk primarily as a result of our 5.50% 2030 Notes, which are non-U.S. Dollar denominated and for which principal at maturity and interest are payable in Israeli Shekel. Changes in the Israeli Shekels/U.S. Dollar exchange rate may increase or decrease the U.S. Dollar amount of our contractual cash outflows and the reported U.S. Dollar carrying amount of the 5.50% 2030 Notes.
To manage this exposure, we entered into foreign currency forward exchange contracts. We have designated a series of the forward contracts as cash flow hedges of our forecasted interest payments and one forward contract as a fair value hedge of the foreign currency risk associated with the aggregate principal due on the 5.50% 2030 Notes. These derivatives are entered into for risk management purposes and not for trading. As of December 31, 2025, a 3% weakening of the Israeli Shekel relative to the U.S. Dollar would decrease the net fair value associated with the forward foreign exchange contracts by approximately $6,393.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2025, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are not aware of any material legal proceedings as of December 31, 2025.
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
Risks Relating to Our Business
Macroeconomic uncertainty could have a significant adverse effect on our business, financial condition and results of operations
The six months ended December 31, 2025 have been characterized by volatility and uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, ongoing political and regulatory uncertainty, including shifts in U.S. trade policy and the imposition of new tariffs, as well as geopolitical instability stemming from the conflicts in Ukraine and the Middle East.
Tariff announcements in the U.S. and ongoing global trade negotiations have contributed to significant uncertainty and volatility of debt and equity markets. Although inflation generally decelerated throughout 2024 and during the first three quarters of 2025 due to central bank monetary tightening, including maintaining elevated interest rates, it remains above target levels set by central banks, including the Federal Reserve. Until September 2025, the Federal Reserve had held interest rates steady in 2025. Despite the interest rate reductions in September 2025, October 2025 and December 2025 rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023. Heightened interest rates can dampen consumer spending and slow corporate profit growth, negatively impacting our portfolio companies, particularly those vulnerable to economic downturns or recessions. While further interest rate hikes are not expected at this time, any renewed increases could lead to a rise in non-performing assets and decline in portfolio value if investment write-downs become necessary. It remains difficult to predict the full impact of recent and any future changes with respect to interest rates or inflation.
Further contributing to economic uncertainty, the current U.S. presidential administration has signaled its intention to implement or has implemented significant changes to U.S. trade policy, the size of the federal government and the enforcement of various regulations. These policy shifts have introduced additional market instability and reduce investor confidence. For example, changes in trade policy and the imposition of new tariffs could disrupt supply chains and potentially reverse the recent downward trend in inflation. The uncertainty as to how or what tariffs will be enforced or will be imposed in the future or what retaliatory measures other countries may take in response to tariffs proposed or imposed by the U.S. could further increase costs, decrease margins, reduce the competitiveness of products and services offered by our portfolio companies and adversely affect the revenues and profitability of our portfolio companies whose business rely on imported goods. Meanwhile, substantial reductions in government spending could negatively affect certain of our portfolio companies that rely on government contracts, destabilize the U.S. government contracting market and harm our ability to generate expected returns. Additionally, changes in the regulation or enforcement of bank lending and capital requirements could have material and adverse effects on the private credit market. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and adversely affect the Company, its portfolio companies or their respective financial performance.
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
The below calculation assumes (i) $6.8 billion in total assets, (ii) an average cost of funds of 5.70% (including preferred dividend payments), (iii) $1.9 billion in debt outstanding, (iv) $0.7 billion in liquidation preference of preferred stock paying a 5.50% annual dividend outstanding, (v) $0.6 billion in liquidation preference of preferred stock paying a 6.50% annual dividend outstanding, (vi) $0.13 billion in liquidation preference of preferred stock paying a 5.35% annual dividend outstanding, (vii) $0.2 billion in liquidation preference of the Floating Rate Preferred Stock paying a 6.50% annual dividend (based on the floating rate as of February 4, 2026) outstanding, (viii) $0.45 billion in liquidation preference of preferred stock paying a 7.50% annual dividend outstanding and (ix) $3.0 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(1)	(32.6)%	(20.4)%	(8.2)%	4.0%	16.2%
The below calculation assumes (i) $6.7 billion in total assets, (ii) an average cost of funds of 5.56% (including preferred dividend payments), (iii) $1.9 billion in debt outstanding, (iv) $0.13 billion in liquidation preference of preferred stock paying a 5.35% annual dividend outstanding, (v) $0.2 billion in liquidation preference of the Floating Rate Preferred Stock paying a 6.50% annual dividend (based on the floating rate as of February 4, 2026) outstanding, (vi) $0.45 billion in liquidation preference of preferred stock paying a 7.50% annual dividend outstanding and (vii) $4.0 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(2)	(20.3)%	(12.0)%	(3.7)%	4.6%	12.9%

(1) Assumes no conversion of preferred stock to common stock.
(2) Assumes the conversion of $1.3 billion in preferred stock at a conversion rate based on a Holder Optional Conversion Fee (as defined in the Prospectus Supplement relating to the applicable offering) of 8.00% of the maximum public offering price disclosed within the applicable prospectus supplements for shares of preferred stock which are subject to such Holder Optional Conversion Fee.
The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.
Pursuant to SEC regulations, this table is calculated as of December 31, 2025. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2025.
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
We did not repurchase any shares of our common stock under the Repurchase Program for the three months ended December 31, 2025.
As of December 31, 2025, the approximate dollar value of shares that may yet be purchased under the plan is $65.9 million.
On June 16, 2022, our Board of Directors authorized the repurchase of up to 1.5 million shares our Series A Preferred Stock and further on October 11, 2023, authorized any and all outstanding Series A Preferred Stock to be repurchased. The manner, price, volume and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. There were no repurchases during the three months ended December 31, 2025.
During the three months ended December 31, 2025, we exchanged an aggregate of 24,350 Series M3 Preferred Stock for an aggregate of 24,350 of newly-issued Series M5 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act. During the three months ended December 31, 2025, we exchanged an aggregate of 35,094 Series M1 Preferred Stock for an Aggregate of 35,094 of newly-issued Series M5 Preferred Stock, respectively, pursuant to Section 3(a)(9). Section 3(a)(9) provides that the registration requirements of the Securities Act will not apply to “any security exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.” We have no contract, arrangement or understanding relating to, and will not, directly or indirectly, pay any commission or other remuneration to any broker, dealer, salesperson, agent or any other person for soliciting exchanges in the exchange offer.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended December 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Our common stock is traded on the NASDAQ Global Select Market and the Tel Aviv Stock Exchange Ltd. under the symbol “PSEC.”
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

		Stock Price		Premium (Discount) of High to NAV	Premium (Discount) of Low to NAV
	NAV(1)	High(2)	Low(2)
Year Ended June 30, 2024
First quarter	$9.25	$6.65	$5.94	(28.1)%	(35.8)%
Second quarter	8.92	6.18	5.08	(30.7)%	(43.0)%
Third quarter	8.99	6.24	5.33	(30.6)%	(40.7)%
Fourth quarter	8.74	5.69	5.21	(34.9)%	(40.4)%
Year Ended June 30, 2025
First quarter	$8.10	$5.60	$4.75	(30.9)%	(41.4)%
Second quarter	7.84	5.34	4.16	(31.9)%	(46.9)%
Third quarter	7.25	4.45	4.10	(38.6)%	(43.4)%
Fourth quarter	6.56	4.06	3.14	(38.1)%	(52.1)%
Twelve Months Ending June 30, 2026
First quarter	$6.45	$3.47	$2.59	(46.2)%	(59.8)%
Second quarter	6.21	2.88	2.45	(53.6)%	(60.5)%
(1) Net asset value per common share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per common share on the date of the high or low sales price. The NAVs shown are based on outstanding shares of our common stock at the end of each period.
(2) The High/Low Stock Price is calculated as of the closing price on a given day in the applicable quarter.
As of February 6, 2026, we had approximately 223 stockholders of record.
The below table sets forth each class of our outstanding securities as of February 6, 2026:

Title of Class of Securities	Amount Authorized	Amount Held by Registrant or for its Account	Amount Outstanding Exclusive of Amount held by Registrant or for its Account
Common Stock	1,152,100,000	—	482,489,809	shares
Preferred Stock	847,900,000	—	70,237,615	shares
3.364% 2026 Notes	$300,000	—	$265,163
3.437% 2028 Notes	$300,000	—	$279,750
5.50% 2030 Notes	$175,244	—	$175,244	(2)
Prospect Capital InterNotes®	$1,000,000	—	$637,157	(1)
(1) Prospect Capital InterNotes® amount outstanding includes settlements occurring on or before the filing date of the 10-Q for the quarterly period ended December 31, 2025.
(2) The 5.50% 2030 Notes are a foreign-denominate bond, issued in Israeli Shekels. The amount outstanding has been remeasured into U.S. Dollars as of February 6, 2026.

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

FEES AND EXPENSES
The following tables are intended to assist you in understanding the costs and expenses that an investor in shares of common stock will bear directly or indirectly. The sales load and offering expenses shown in the table below will be paid for by the Company and will be indirectly borne by holders of our common stock and not by the holders of Preferred Stock prior to any conversion of such Preferred Stock to common stock. We caution you that some of the percentages indicated in the table below are estimates and may vary. These tables are based on our assets and common stock outstanding as of December 31, 2025, except that we assume that we have issued all shares of preferred stock the Company is authorized to issue, and that we have borrowed $2.1 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.36 billion.
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

Stockholder transaction expenses:
Sales Load (as a percentage of offering price) (1)	—
Offering expenses borne by the Company (as a percentage of offering price) (2)	—
Preferred Stock Dividend reinvestment plan expenses (3)	$15.00
Total stockholder transaction expenses (as a percentage of offering price):	—
Annual expenses (as a percentage of net assets attributable to common stock):
Management fees (4)	5.74%
Incentive fees payable under Investment Advisory Agreement (20% of realized capital gains and 20% of pre-incentive fee net investment income) (5)	1.18%
Total advisory fees	6.92%
Total interest expenses (6)	6.39%
Other expenses (7)	0.89%
Total annual expenses (5)(7)(8)	14.20%
Dividends on Preferred Stock (9)	4.60%
Total annual expenses after dividends on Preferred Stock	18.80%
Example
The following table demonstrates the projected dollar amount of cumulative expenses we would pay out of net assets and that common stockholders would indirectly bear over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we assume that we have issued all shares of preferred stock the Company is authorized to issue, and that we have borrowed $2.1 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.36 billion, and that our annual operating expenses would remain at the levels set forth in the table above and that we would pay the costs shown in the table above.

	1 Year	3 Years	5 Years	10 Years
Common stockholders would pay the following expenses on a $1,000 investment, assuming a 5% annual return*	$249	$512	$713	$1,031
Common stockholders would pay the following expenses on a $1,000 investment, assuming a 5% annual return**	$258	$532	$735	$1,046

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

(4)    Our base management fee is 2% of our gross assets (which include any amount borrowed, i.e., total assets without deduction for any liabilities, including any borrowed amounts for non-investment purposes, for which purpose we have not and have no intention of borrowing). Although no plans are in place to borrow the full amount under our line of credit, assuming that we borrowed $2.1 billion, the 2% management fee of gross assets equals approximately 5.74% of net assets.

(5)    Based on our net investment income and realized capital gains, less realized and unrealized capital losses, earned on our portfolio for the six months ended December 31, 2025, all of which consisted of an income incentive fee. This historical amount has been adjusted to reflect the issuance of 96,187,000 shares of preferred stock. The capital gain incentive fee is paid without regard to pre-incentive fee income. For a more detailed discussion of the calculation of the two-part incentive fee, see “Management Services-Investment Advisory Agreement” in the prospectus.

(6)    As of December 31, 2025, we had $1.36 billion outstanding of Unsecured Notes (as defined below) in various maturities, ranging from January 15, 2026 to March 15, 2052, and interest rates, ranging from 2.25% to 8.00%, some of which are convertible into shares of the Company’s common stock at various conversion rates.

(7)    “Other expenses” are based on estimated amounts for the current fiscal year. The expenses of the Preferred Dividend Reinvestment Plan are included in “other expenses”. See “Capitalization” in the applicable prospectus supplement. The amount shown above represents annualized expenses during our six months ended December 31, 2025 representing all of our estimated recurring operating expenses (except fees and expenses reported in other items of this table) that are deducted from our operating income and reflected as expenses in our Consolidated Statement of Operations. The estimate of our overhead expenses, including payments under an administration agreement with Prospect Administration, or the Administration Agreement is based on our projected allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations under the Administration Agreement. See “Business-Management Services-Administration Agreement” in the applicable prospectus.

(8)    If all 52,555,739 outstanding 5.50% Preferred Stock and 6.50% Preferred Stock were converted into common stock and assuming all the Series A1 and Series A3 pay a Holder Optional Conversion Fee of 8.00% and all the Series A2 Preferred Stock pay a Holder Optional Conversion Fee of 7.50% of the maximum public offering price disclosed within the applicable prospectus supplement, then management fees would be 4.22%, incentive fees payable under our Investment Advisory

Agreement would be 0.87%, total advisory fees would be 5.09%, total interest expenses would be 4.70%, other expenses would be 0.66%, and total annual expenses would be 10.44% of net assets attributable to our common stock.

(9)     Based on the 5.50% per annum dividend rate applicable to the Series A1 Shares, M1 Shares, M2 Shares, AA1 Shares, MM1 Shares, and A2 Shares. Also based on the 5.35% per annum dividend rate applicable to the A Shares. Also based on the 6.50% per annum dividend rate applicable to the Series A3 Shares, M3 Shares, AA2 Shares, and MM2 Shares, the 6.50% annualized dividend rate applicable to Floating Rate Preferred Stock based on the floating rate as of February 4, 2026 and the 7.50% per annum dividend rate applicable to the Series A5 Shares and M5 Shares. Other series of preferred stock, including other series of preferred stock being sold in different offerings, may bear different annual dividend rates. No dividend will be paid on shares of Preferred Stock after they have been converted to shares of common stock.
Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
3.3	Articles of Amendment(3)
3.4	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (4)
3.5	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (5)
3.6	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(6)
3.7	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(7)
3.8	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(8)
3.9	Certificate of Correction to Articles Supplementary of Prospect Capital Corporation(9)
3.10	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(10)
3.11	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(11)
3.12	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(12)
3.13	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(13)
3.14	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(14)
3.15	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation - Preferred Stock, Series A4, Preferred Stock Series M4(15)
3.16	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation - Convertible Preferred Stock(16)
3.17	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(17)
3.18	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(18)
3.19	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(19)
4.1	One Thousand Five Hundred Seventy-First Supplemental Indenture dated as of October 2, 2025, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(20)
4.2	One Thousand Five Hundred Seventy-Second Supplemental Indenture dated as of October 2, 2025, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2030(20)
4.3	One Thousand Five Hundred Seventy-Third Supplemental Indenture dated as of October 2, 2025, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2032(20)
4.4	One Thousand Five Hundred Seventy-Fourth Supplemental Indenture dated as of October 9, 2025, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(21)
4.5	One Thousand Five Hundred Seventy-Fifth Supplemental Indenture dated as of October 9, 2025, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2030(21)
4.6	One Thousand Five Hundred Seventy-Sixth Supplemental Indenture dated as of October 9, 2025, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2032(21)
4.7	One Thousand Five Hundred Seventy-Seventh Supplemental Indenture dated as of October 17, 2025, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(22)
4.8	One Thousand Five Hundred Seventy-Eighth Supplemental Indenture dated as of October 17, 2025, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2030(22)
4.9	One Thousand Five Hundred Seventy-Ninth Supplemental Indenture dated as of October 17, 2025, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2032(22)

Exhibit No.
4.10	One Thousand Five Hundred Eightieth Supplemental Indenture dated as of October 23, 2025, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(23)
4.11	One Thousand Five Hundred Eighty-First Supplemental Indenture dated as of October 23, 2025, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2030(23)
4.12	One Thousand Five Hundred Eighty-Second Supplemental Indenture dated as of October 23, 2025, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2032(23)
4.13	One Thousand Five Hundred Eighty-Third Supplemental Indenture dated as of October 30, 2025, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(25)
4.14	One Thousand Five Hundred Eighty-Fourth Supplemental Indenture dated as of October 30, 2025, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2030(25)
4.15	One Thousand Five Hundred Eighty-Fifth Supplemental Indenture dated as of October 30, 2025, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2032(25)
4.16	One Thousand Five Hundred Eighty-Sixth Supplemental Indenture dated as of November 6, 2025, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(26)
4.17	One Thousand Five Hundred Eighty-Seventh Supplemental Indenture dated as of November 6, 2025, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2030(26)
4.18	One Thousand Five Hundred Eighty-Eighth Supplemental Indenture dated as of November 6, 2025, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2032(26)
4.19	One Thousand Five Hundred Eighty-Ninth Supplemental Indenture dated as of November 20, 2025, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(27)
4.20	One Thousand Five Hundred Ninetieth Supplemental Indenture dated as of November 20, 2025, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2030(27)
4.21	One Thousand Five Hundred Ninety-First Supplemental Indenture dated as of November 20, 2025, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2032(27)
4.22	One Thousand Five Hundred Ninety-Second Supplemental Indenture dated as of November 28, 2025, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(28)
4.23	One Thousand Five Hundred Ninety-Third Supplemental Indenture dated as of November 28, 2025, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2030(28)
4.24	One Thousand Five Hundred Ninety-Fourth Supplemental Indenture dated as of November 28, 2025, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2032(28)
4.25	One Thousand Five Hundred Ninety-Fifth Supplemental Indenture dated as of December 4, 2025, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(29)
4.26	One Thousand Five Hundred Ninety-Sixth Supplemental Indenture dated as of December 4, 2025, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2030(29)
4.27	One Thousand Five Hundred Ninety-Seventh Supplemental Indenture dated as of December 4, 2025, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2032(29)
4.28	One Thousand Five Hundred Ninety-Eighth Supplemental Indenture dated as of December 11, 2025, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(30)
4.29	One Thousand Five Hundred Ninety-Ninth Supplemental Indenture dated as of December 11, 2025, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2030(30)
4.30	One Thousand Six Hundredth Supplemental Indenture dated as of December 11, 2025, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2032(30)
4.31	One Thousand Six Hundred First Supplemental Indenture dated as of December 18, 2025, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(31)
4.32	One Thousand Six Hundred Second Supplemental Indenture dated as of December 18, 2025, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2030(31)
4.33	One Thousand Six Hundred Third Supplemental Indenture dated as of December 18, 2025, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2032(31)
4.34	One Thousand Six Hundred Fourth Supplemental Indenture dated as of December 26, 2025, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(32)
4.35	One Thousand Six Hundred Fifth Supplemental Indenture dated as of December 26, 2025, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2030(32)
4.36	One Thousand Six Hundred Sixth Supplemental Indenture dated as of December 26, 2025, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2032(32)
10.1
Amendment No. 1 to Selling Agent Agreement, dated November 13, 2023, by and among, the Registrant, Prospect Capital Management L.P., Prospect Administration LLC, InspereX LLC and the other Agents named therein*

10.2	Deed of Trust, dated as of October 28, 2025, by and between Prospect Capital Corporation and Mishmeret Trust Company Ltd.(24)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

Exhibit No.
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)(furnished herewith)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)(furnished herewith)*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on August 4, 2020.
(4)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on August 4, 2020.
(5)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on November 4, 2020.
(6)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on November 4, 2020.
(7)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 57 to the Registration Statement on Form N-2, filed on May 20, 2021.
(8)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 65 to the Registration Statement on Form N-2, filed on July 15, 2021.
(9)	Incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K, filed on July 19, 2021.
(10)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(11)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on June 9, 2022.
(12)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(13)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(14)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on February 13, 2023.
(15)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 29, 2023.
(16)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on December 29, 2023.
(17)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on January 25, 2024.
(18)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 17, 2024.
(19)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 30, 2024.
(20)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 114 to the Registration Statement on Form N-2, filed on October 2, 2025.
(21)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 115 to the Registration Statement on Form N-2, filed on October 9, 2025.
(22)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 116 to the Registration Statement on Form N-2, filed on October 17, 2025.
(23)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 117 to the Registration Statement on Form N-2, filed on October 23, 2025.
(24)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on October 31, 2025.
(25)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 118 to the Registration Statement on Form N-2, filed on October 30, 2025.
(26)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 119 to the Registration Statement on Form N-2, filed on November 6, 2025.
(27)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 120 to the Registration Statement on Form N-2, filed on November 20, 2025.

(28)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 121 to the Registration Statement on Form N-2, filed on November 28, 2025.
(29)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 122 to the Registration Statement on Form N-2, filed on December 4, 2025.
(30)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 123 to the Registration Statement on Form N-2, filed on December 11, 2025.
(31)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 124 to the Registration Statement on Form N-2, filed on December 18, 2025.
(32)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 125 to the Registration Statement on Form N-2, filed on December 29, 2025.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT CAPITAL CORPORATION

February 9, 2026	By:	/s/ JOHN F. BARRY III
Date		John F. Barry III
Chairman of the Board and Chief Executive Officer

February 9, 2026	By:	/s/ KRISTIN L. VAN DASK
Date		Kristin L. Van Dask
Chief Financial Officer