Form 10-Q
period 2026-03-31
PROSPECT CAPITAL CORP
filed 2026-05-07
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
As of May 6, 2026, there were 501,007,653 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
	Forward-Looking Statements	3
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of March 31, 2026 (unaudited) and June 30, 2025	4
	Consolidated Statements of Operations for the three and nine months ended March 31, 2026 and March 31, 2025 (unaudited)	5
	Consolidated Statements of Other Comprehensive Income for the three and nine months ended March 31, 2026 and March 31, 2025 (unaudited)	7
	Consolidated Statements of Changes in Net Assets and Temporary Equity for the three and nine months ended March 31, 2026 and March 31, 2025 (unaudited)	8
	Consolidated Statements of Cash Flows for the nine months ended March 31, 2026 and March 31, 2025 (unaudited)	10
	Consolidated Schedules of Investments as of March 31, 2026 (unaudited) and June 30, 2025	12
	Notes to Consolidated Financial Statements (unaudited)	61
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	139
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	178
Item 4.	Controls and Procedures	180
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	181
Item 1A.	Risk Factors	181
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	184
Item 3.	Defaults Upon Senior Securities	184
Item 4.	Mine Safety Disclosures	184
Item 5.	Other Information	185
Item 6.	Exhibits	189
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
•the impact of global events outside of our control, including the consequences of the ongoing conflict between Russia and Ukraine and in the Middle East and Southwest Asia, United States and Israel’s war with Iran, and continued social and political unrest in various countries, such as Venezuela and Mexico, on our and our portfolio companies’ businesses and the global economy;
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

PART I
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	March 31, 2026	June 30, 2025

	(Unaudited)
Assets
Investments at fair value:
Control investments (amortized cost of $3,310,666 and $3,416,244, respectively)(Note 14)	$3,679,145	$3,696,367
Affiliate investments (amortized cost of $12,835 and $11,735, respectively)	36,438	27,057
Non-control/non-affiliate investments (amortized cost of $2,869,400 and $3,265,522, respectively)	2,586,882	2,950,092
Total investments at fair value (amortized cost of $6,192,901 and $6,693,501, respectively)(Note 3)	6,302,465	6,673,516
Cash and cash equivalents (restricted cash of $2,019 and $4,282, respectively)	34,586	50,788
Receivables for:
Interest, net	21,306	25,144
Other	3,363	1,642
Deferred financing costs on Revolving Credit Facility (Note 4)	15,304	18,842
Due from Prospect Administration, net (Note 13)	3,057	—
Derivative Assets, at fair value (Note 6)	1,951	—
Prepaid expenses	1,851	1,488
Due from Affiliate (Note 13)	57	125
Due from broker	32	33,393
Total Assets	6,383,972	6,804,938
Liabilities
Revolving Credit Facility (Notes 4 and 8)	403,711	856,322
Public Notes (less unamortized discount and debt issuance costs of $11,466 and $6,556, respectively) (Notes 6 and 8)	705,968	593,444
Prospect Capital InterNotes® (less unamortized debt issuance costs of $7,662 and $8,687, respectively) (Notes 7 and 8)	622,284	638,545
Due to Prospect Capital Management (Note 13)	34,596	41,757
Dividends payable	22,271	28,836
Interest payable	18,350	15,116
Due to broker	3,109	5,639
Accrued expenses	3,071	3,490
Due to Prospect Administration (Note 13)	—	2,602
Other liabilities	3,213	515
Total Liabilities	1,816,573	2,186,266
Commitments and Contingencies (Note 3 and Note 15)
Preferred Stock, par value $0.001 per share (833,203,464 and 836,490,792 shares of preferred stock authorized; 70,150,332 and 70,915,937 issued and outstanding, respectively) (Note 9)	1,613,772	1,629,900
Net Assets Applicable to Common Shares	$2,953,627	$2,988,772
Components of Net Assets Applicable to Common Stock and Net Assets, respectively
Common stock, par value $0.001 per share (1,166,796,536 and 1,163,509,208 common shares authorized; 488,029,036 and 455,902,826 issued and outstanding, respectively) (Note 9)	488	456
Paid-in capital in excess of par (Note 9 and 12)	4,332,850	4,242,196
Accumulated other comprehensive income (loss)	(2,042)	—
Distributions in excess of earnings (Note 12)	(1,377,669)	(1,253,880)
Net Assets Applicable to Common Shares	$2,953,627	$2,988,772
Net Asset Value Per Common Share (Note 16)	$6.05	$6.56

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Investment Income
Interest income (excluding payment-in-kind (“PIK”) interest income):
Control investments	$56,217	$60,584	$173,762	$170,352
Non-control/non-affiliate investments	66,855	75,874	220,192	257,943
Structured credit securities	—	3,272	—	11,505
Total interest income (excluding PIK interest income)	123,072	139,730	393,954	439,800
PIK interest income:
Control investments	12,847	8,915	37,131	42,509
Non-control/non-affiliate investments	4,208	10,611	10,484	30,360
Total PIK Interest Income	17,055	19,526	47,615	72,869
Total interest income (Note 2)	140,127	159,256	441,569	512,669
Dividend income:
Control investments	6,349	4,387	24,264	8,774
Affiliate investments	—	—	985	141
Non-control/non-affiliate investments	1,745	3,366	10,402	8,209
Total dividend income	8,094	7,753	35,651	17,124
Other income:
Control investments	322	416	1,068	15,799
Non-control/non-affiliate investments	1,524	3,291	5,405	6,898
Total other income (Note 10)	1,846	3,707	6,473	22,697
Total Investment Income	150,067	170,716	483,693	552,490
Operating Expenses
Base management fee (Note 13)	32,304	35,578	98,853	111,253
Income incentive fee (Note 13)	2,300	4,207	19,569	33,519
Interest and credit facility expenses	31,536	36,151	98,013	113,890
Allocation of overhead from Prospect Administration (Note 13)	5,523	5,318	16,570	16,734
Audit, compliance and tax related fees	498	583	1,158	2,383
Directors’ fees	150	150	450	450
Other general and administrative expenses	4,799	5,240	13,754	14,464
Total Operating Expenses	77,110	87,227	248,367	292,693
Reimbursement of Administration Expenses (Note 13)	(5,500)	—	(13,369)	—
Total Net Operating Expenses	71,610	87,227	234,998	292,693
Net Investment Income	78,457	83,489	248,695	259,797
Net Realized and Net Change in Unrealized Gains (Losses) from Investments
Net realized gains (losses)
Control investments	(49,442)	4	(114,811)	6,374
Non-control/non-affiliate investments	(29,671)	(63,184)	(107,496)	(216,577)
Net realized gains (losses)	(79,113)	(63,180)	(222,307)	(210,203)
Net change in unrealized gains (losses)
Control investments	37,058	(73,292)	88,356	(217,121)
Affiliate investments	2,535	2,481	8,281	4,483
Non-control/non-affiliate investments	18,049	(90,058)	32,911	(112,078)
Net change in unrealized gains (losses)	57,642	(160,869)	129,548	(324,716)
Net Realized and Net Change in Unrealized Gains (Losses) from Investments	(21,471)	(224,049)	(92,759)	(534,919)
Net realized gains (losses) on extinguishment of debt	(86)	644	2,733	1,128
Net realized gains (losses) from derivative instruments and foreign currency transactions	(474)	—	(698)	—
Net change in unrealized gains (losses) from derivative instruments and foreign currency transactions	53	—	208	—
Net Increase (Decrease) in Net Assets Resulting from Operations	56,479	(139,916)	158,179	(273,994)
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Preferred Stock dividends	(26,702)	(26,698)	(80,209)	(80,083)
Net gain (loss) on redemptions of Preferred Stock	(1,618)	(1,586)	(4,329)	(188)
Gain (loss) on Accretion to Redemption Value of Preferred Stock	(1,751)	(3,131)	(5,722)	(13,128)
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stockholders	$26,408	$(171,331)	$67,919	$(367,393)
Basic and diluted earnings (loss) per common share (Note 11)
Basic	$0.05	$(0.39)	$0.14	$(0.84)
Diluted	$0.05	$(0.39)	$0.14	$(0.84)
Weighted-average shares of common stock outstanding (Note 11)
Basic	483,414,178	443,431,518	472,261,633	436,278,887
Diluted	929,940,155	443,431,518	695,590,951	436,278,887
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net Increase (Decrease) in Net Assets Resulting from Operations	$56,479	$(139,916)	$158,179	$(273,994)

Other comprehensive income (loss):
Gains (losses) on derivative instruments designated as cash flow hedges	454	—	921	—
Gains (losses) on excluded components relating to forward points	1,337	—	(2,889)	—
Reclassification adjustments included in interest expense	(74)	—	(74)	—
Total other comprehensive income (loss)	1,717	—	(2,042)	—

Total comprehensive income (loss)	$58,196	$(139,916)	$156,137	$(273,994)
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS AND TEMPORARY EQUITY
(in thousands, except share and per share data)
(Unaudited)

	Preferred Stock Classified as Temporary Equity		Common Stock
Three Months Ended March 31, 2026	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Accumulated Other Comprehensive Income	Distributions in excess of earnings (1)	Total Net Assets
Balance as of December 31, 2025(1)	70,562,640	$1,623,497	476,461,879	$476	$4,300,694	$(3,759)	$(1,338,656)	$2,958,755
Net Increase (Decrease) in Net Assets and Temporary Equity Resulting from Operations:
Net investment income							78,457	78,457
Net realized losses							(83,042)	(83,042)
Net change in unrealized gains							57,695	57,695
Other Comprehensive Income (Loss):
Gain (loss) on derivatives designated as cash flow hedges						380		380
Gains (losses) on excluded components relating to forward points						1,337		1,337
Distributions to Shareholders(Note 12)(1)
Distributions from earnings							(92,123)	(92,123)
Capital Transactions
Issuance of preferred stock	734,984	15,641
Accretion of preferred stock to redemption value		1,751
Shares issued through reinvestment of dividends	39,946	957	2,574,374	3	6,806			6,809
Redemption of preferred stock	(176,468)	(4,412)
Conversion of preferred stock to common stock	(1,010,770)	(23,658)	8,992,783	9	25,350			25,359
Net increase (decrease) in preferred dividend accrual		(4)
Total increase (decrease) for the three months ended March 31, 2026	(412,308)	(9,725)	11,567,157	12	32,156	1,717	(39,013)	(5,128)
Balance as of March 31, 2026	70,150,332	$1,613,772	488,029,036	$488	$4,332,850	$(2,042)	$(1,377,669)	$2,953,627

	Preferred Stock Classified as Temporary Equity		Common Stock
Three Months Ended March 31, 2025	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributions in excess of earnings (1)	Total Net Assets
Balance as of December 31, 2024(1)	71,106,992	$1,630,514	438,851,578	$439	$4,196,222	$(756,625)	$3,440,036
Net Increase (Decrease) in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						83,489	83,489
Net realized losses						(67,253)	(67,253)
Net change in unrealized losses						(160,869)	(160,869)
Distributions to Shareholders(Note 12)(1)
Distributions from earnings						(86,664)	(86,664)
Capital Transactions
Issuance of preferred stock	1,210,850	27,344
Accretion of preferred stock to redemption value		3,131
Shares issued through reinvestment of dividends	41,276	987	1,688,856	1	7,006		7,007
Redemption of Preferred Stock	(62,508)	(1,563)
Conversion of preferred stock to common stock	(1,213,656)	(27,981)	6,803,944	7	29,611		29,618
Net increase (decrease) in preferred dividend accrual		(6)
Tax reclassifications of net assets (Note 12)							—
Total increase (decrease) for the three months ended March 31, 2025	(24,038)	1,912	8,492,800	8	36,617	(231,297)	(194,672)
Balance as of March 31, 2025	71,082,954	$1,632,426	447,344,378	$447	$4,232,839	$(987,922)	$3,245,364
(1) Tax character of distributions is not yet finalized for the respective fiscal period and will not be finalized until we file our tax return for our tax year ending August 31, 2026 and August 31, 2025. See Note 2 and Note 12 within the accompanying notes to consolidated financial statements for further discussion on tax reclassification of net assets and tax basis components of dividends.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS AND TEMPORARY EQUITY (Continued)
(in thousands, except share and per share data)
(Unaudited)

	Preferred Stock Classified as Temporary Equity		Common Stock
Nine Months Ended March 31, 2026	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Accumulated Other Comprehensive Income	Distributions in excess of earnings (1)	Total Net Assets
Balance as of June 30, 2025	70,915,937	$1,629,900	455,902,826	$456	$4,242,196	$—	$(1,253,880)	$2,988,772
Net Increase (Decrease) in Net Assets and Temporary Equity Resulting from Operations:
Net investment income							248,695	248,695
Net realized losses							(230,323)	(230,323)
Net change in unrealized gains							129,756	129,756
Other Comprehensive Income (Loss):
Gain (loss) on derivatives designated as cash flow hedges						847		847
Gains (losses) on excluded components relating to forward points						(2,889)		(2,889)
Distributions to Shareholders (Note 12)
Distributions from earnings							(271,917)	(271,917)
Capital Transactions
Issuance of preferred stock	2,318,609	49,797
Accretion of preferred stock to redemption value		5,722
Shares issued through reinvestment of dividends	121,888	2,918	7,574,313	8	20,133			20,141
Redemption of Preferred Stock	(342,353)	(8,559)
Conversion of preferred stock to common stock	(2,863,749)	(66,007)	24,551,897	24	70,521			70,545
Net increase (decrease) in preferred dividend accrual		1
Total increase (decrease) for the nine months ended March 31, 2026	(765,605)	(16,128)	32,126,210	32	90,654	(2,042)	(123,789)	(35,145)
Balance as of March 31, 2026	70,150,332	$1,613,772	488,029,036	$488	$4,332,850	$(2,042)	$(1,377,669)	$2,953,627

	Preferred Stock Classified as Temporary Equity		Common Stock
Nine Months Ended March 31, 2025	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributions in excess of earnings (1)	Total Net Assets
Balance as of June 30, 2024	69,466,127	$1,586,188	424,846,963	$425	$4,147,587	$(436,279)	$3,711,733
Net Increase (Decrease) in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						259,797	259,797
Net realized losses						(222,391)	(222,391)
Net change in unrealized losses						(324,716)	(324,716)
Distributions to Shareholders(Note 12)(1)
Distributions from earnings						(272,567)	(272,567)
Return of capital to common stockholders					(10,394)		(10,394)
Capital Transactions
Issuance of Preferred Stock	5,004,345	111,274
Accretion of preferred stock to redemption value		13,128
Shares issued through reinvestment of dividends	122,866	2,933	5,395,401	5	24,639		24,644
Redemption of Preferred Stock	(84,468)	(2,112)
Conversion of preferred stock to common stock	(3,425,916)	(78,968)	17,102,014	17	79,241		79,258
Net increase (decrease) in preferred dividend accrual		(17)					—
Tax reclassification of net assets (Note 12)					(8,234)	8,234	—
Total increase (decrease) for the nine months ended March 31, 2025	1,616,827	46,238	22,497,415	22	85,252	(551,643)	(466,369)
Balance as of March 31, 2025	71,082,954	$1,632,426	447,344,378	$447	$4,232,839	$(987,922)	$3,245,364
(1) Tax character of distributions is not yet finalized for the respective fiscal period and will not be finalized until we file our tax return for our tax year ending August 31, 2026 and August 31, 2025. See Note 2 and Note 12 within the accompanying notes to consolidated financial statements for further discussion on tax reclassification of net assets and tax basis components of dividends.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Nine Months Ended March 31,
	2026	2025
Operating Activities
Net increase (decrease) in net assets resulting from operations	$158,179	$(273,994)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized losses (gains) on extinguishment of debt	(2,733)	(1,128)
Net realized losses on investments	222,307	210,203
Net realized (gains) losses from derivative instruments and foreign currency transactions	655	—
Net change in unrealized (gains) losses on investments	(129,548)	324,716
Net change in unrealized (gains) losses from derivative instruments and foreign currency transactions	(208)	—
Accretion of premiums, net	(4,703)	(6,703)
Amortization of deferred financing costs	6,443	6,717
Accretion of original issue discount	1,374	2,145
Payment-In-Kind interest and dividend income	(54,890)	(72,869)
Structuring fees	(2,222)	(4,401)
Proceeds from settlement of forward contract	145	—
Change in operating assets and liabilities:
Payments for purchases of investments	(230,164)	(544,469)
Proceeds from sale of investments and collection of investment principal	541,862	856,557
Net Reductions to Subordinated Structured Notes and related investment cost	28,410	53,845
(Increase) decrease in interest receivable, net	3,838	10,760
(Increase) decrease in due from broker	33,361	19
(Increase) decrease in other receivables	(1,721)	(819)
(Increase) decrease in due from Affiliate	68	24
(Increase) decrease in due from Prospect Administration	(3,057)	—
(Increase) decrease in prepaid expenses	(363)	(414)
Increase (decrease) in due to broker	(2,530)	(8,524)
Increase (decrease) in due to Prospect Administration	(2,602)	(2,624)
Increase (decrease) in due to Prospect Capital Management	(7,161)	(18,843)
Increase (decrease) in accrued expenses	(419)	83
Increase (decrease) in interest payable	3,234	415
Increase (decrease) in other liabilities	2,698	107
Net Cash Provided by (Used in) Operating Activities	560,253	530,803
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	869,000	1,442,300
Principal payments under Revolving Credit Facility (Note 4)	(1,321,611)	(1,777,133)
Issuances of Public Notes, net of original issue discount (Note 6)	164,452	—
Redemptions of Convertible Notes (Note 5)	—	(156,168)
Repurchase of Public Notes (Note 6)	(51,860)	(55,595)
Issuances of Prospect Capital InterNotes® (Note 7)	22,882	145,859
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(40,168)	(6,989)
Financing costs paid and deferred	(5,263)	(2,971)
Proceeds from issuance of preferred stock, net of underwriting costs	53,008	113,702
Offering costs from issuance of preferred stock	(3,211)	(2,428)
Redemptions of Preferred Stock	(8,324)	(2,015)
Dividends paid and distributions to common and preferred stockholders	(255,442)	(260,739)
Net Cash Provided by (Used in) Financing Activities	(576,537)	(562,177)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(16,284)	(31,374)
Effect of foreign currency exchange rates	82	—
Cash, Cash Equivalents and Restricted Cash at beginning of period	50,788	85,872
Cash, Cash Equivalents and Restricted Cash at End of Period	$34,586	$54,498
Supplemental Disclosures
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands, except share data)
(Unaudited)

Cash paid for interest	$86,962	$104,613
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	23,059	27,577
Conversion of preferred stock to common stock	66,007	78,968
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (Unaudited)
(in thousands, except share data)

										March 31, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (48)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(37)

Belnick, LLC (d/b/a The Ubique Group) (41)	Household Durables	First Lien Term Loan	1/20/2022	12.50%	3M SOFR	8.50%		4.00	5/14/2029			$93,406	$93,406	$93,406	3.1%	(8)(36)
		Class P Units	5/23/2025	8.50%			8.50%		N/A	5,376			3,400	10,629	0.4%	(14)
		Class A Units	12/31/2025						N/A	50			—	—	—%	(14)
													96,806	104,035	3.5%
CP Energy Services Inc. (18)	Energy Equipment & Services	First Lien Term Loan	12/24/2024	12.96%	3M SOFR	9.00%		1.00	4/4/2027			12,915	12,915	11,808	0.3%	(8)(36)
		First Lien Term Loan	10/1/2017	12.96%	3M SOFR	9.00%		1.00	4/4/2027			64,347	64,347	58,833	2.0%	(8)(36)
		First Lien Term Loan	4/5/2022	12.96%	3M SOFR	9.00%		1.00	4/4/2027			8,742	8,742	7,993	0.3%	(8)(36)
		First Lien Term Loan	1/6/2023	12.96%	3M SOFR	9.00%		1.00	4/4/2027			17,879	17,879	16,346	0.6%	(8)(36)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	11.96%	3M SOFR	8.00%		1.00	1/26/2027			45,217	45,217	39,598	1.3%	(8)(36)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	11.96%	3M SOFR	8.00%		1.00	1/26/2027			15,312	15,312	13,410	0.5%	(8)
		Series A Preferred Units to Spartan Energy Holdings, Inc.	9/25/2020	15.00%					N/A	10,000			26,193	—	—%	(14)
		Series B Redeemable Preferred Stock	10/30/2015	16.00%					N/A	790			63,225	—	—%	(14)
		Common Stock	8/2/2013						N/A	102,924			86,240	—	—%	(14)
													340,070	147,988	5.0%
Credit Central Loan Company, LLC (19)	Consumer Finance	First Lien Term Loan	12/28/2012	5.75%				—	9/15/2027			92,893	92,893	79,982	2.7%	(12)
		Class A Units	12/28/2012						N/A	14,867,312			19,331	—	—%	(12)(14)
		Preferred Class P Shares	7/1/2022	12.75%			12.75%		N/A	16,369,256			11,520	—	—%	(12)(14)
		Net Revenues Interest (25% of Net Revenues)	1/28/2015						N/A				—	—	—%	(12)(14)
													123,744	79,982	2.7%
Echelon Transportation, LLC	Consumer Finance	Membership Interest (100%)	3/31/2014						N/A				—	—	—%	(14)
		Preferred Units	1/31/2022	12.75%					N/A	53,076,654			—	—	—%	(14)
													—	—	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (Unaudited) (Continued)
(in thousands, except share data)

										March 31, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (48)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(37)

First Tower Finance Company LLC (21)	Consumer Finance	First Lien Term Loan to First Tower, LLC	6/24/2014	16.00%			5.00%	—	12/18/2027			$449,336	$449,336	$449,336	15.2%	(12)(36)
		Class A Units	6/14/2012						N/A	95,709,910			31,146	503,013	17.0%	(12)(14)
													480,482	952,349	32.2%
Freedom Marine Solutions, LLC (22)	Marine Transport	Membership Interest (100%)	11/9/2006						N/A				47,967	11,543	0.4%	(14)
													47,967	11,543	0.4%
InterDent, Inc.	Health Care Providers & Services	First Lien Delayed Draw Term Loan B	9/30/2024	12.00%			7.00%	—	9/5/2027		$42,000	33,043	33,043	28,400	1.0%	(13)(36)
		First Lien Term Loan A/B	8/1/2018	18.43%	1M SOFR	14.65%		2.00	9/5/2027			14,249	14,249	14,249	0.5%	(3)(8)
		First Lien Term Loan A	8/3/2012	9.28%	1M SOFR	5.50%		1.00	9/5/2027			95,823	95,823	95,823	3.2%	(3)(8)
		First Lien Term Loan B	8/3/2012	12.00%			7.00%	—	9/5/2027			233,491	233,491	200,684	6.8%	(36)
		Common Stock	5/3/2019						N/A	99,900			45,118	—	—%	(14)
													421,724	339,156	11.5%
Kickapoo Ranch Pet Resort	Diversified Consumer Services	First Lien Term Loan	1/11/2024	11.20%	3M SOFR	7.50%		3.00	1/10/2029			700	700	700	—%	(8)
		Membership Interest (100%)	8/26/2019						N/A				2,378	2,970	0.1%	(14)
													3,078	3,670	0.1%
MITY, Inc. (23)	Commercial Services & Supplies	First Lien Term Loan A	9/19/2013	12.98%	3M SOFR	9.02%		3.00	11/30/2027			57,188	57,188	57,188	1.8%	(3)(8)
		First Lien Term Loan B	6/23/2014	20.96%	3M SOFR	7.00%	10.00%	3.00	11/30/2027			8,274	8,274	8,274	0.3%	(8)(36)
		Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%				—	1/1/2028			5,296	7,200	5,313	0.2%	(12)
		Common Stock	9/19/2013						N/A	42,053			27,349	13,747	0.5%	(14)
		Series A Redeemable Preferred Stock	10/29/2025	8.00%			8.00%		N/A	1,424			1,424	1,845	0.1%	(14)
													101,435	86,367	2.9%
National Property REIT Corp. (24)	Residential Real Estate Investment Trusts (REITs) / Consumer Finance / Structured Finance	First Lien Term Loan A	12/31/2018	6.00%	3M SOFR	0.25%	2.00%	3.75	3/31/2027			632,135	632,135	632,135	21.5%	(8)(36)(33)
		First Lien Term Loan D	6/19/2020	6.00%	3M SOFR	0.25%	2.00%	3.75	3/31/2027			178,425	178,425	178,425	6.0%	(8)(36)(33)
		First Lien Term Loan E	11/14/2022	14.00%	3M SOFR	1.50%	7.00%	5.50	3/31/2027			52,652	52,652	52,652	1.8%	(8)(36)(33)
		Residual Profit Interest	12/31/2018						N/A				—	20,654	0.7%	(14)(33)
		Common Stock	12/31/2013						N/A	3,374,914			20,030	228,332	7.7%	(14)(40)
													883,242	1,112,198	37.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (Unaudited) (Continued)
(in thousands, except share data)

										March 31, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (48)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(37)

Nationwide Loan Company LLC (25)	Consumer Finance	First Lien Delayed Draw Term Loan A	5/15/2024	10.00%			10.00%	—	5/15/2029		$7,350	$6,319	$6,319	$6,319	0.3%	(12)(13)(36)
		First Lien Delayed Draw Term Loan B	12/23/2024	10.00%			10.00%	—	5/15/2029		8,000	4,421	4,421	4,421	0.1%	(12)(13)(36)
		Class A Units	1/31/2013						N/A	925,796,475			49,936	20,364	0.7%	(12)(14)
													60,676	31,104	1.1%
NMMB, Inc. (26)	Media	First Lien Term Loan	12/30/2019	12.46%	3M SOFR	8.50%		2.00	3/31/2027			29,723	29,723	29,723	1.0%	(3)(8)
		Common Stock	12/30/2019						N/A	21,418			—	49,761	1.7%
													29,723	79,484	2.7%
Pacific World Corporation (34)	Personal Care Products	First Lien Term Loan A	12/31/2014	7.92%	1M SOFR	4.25%	7.92%	1.00	3/26/2029			120,425	120,425	114,455	3.9%	(8)(36)
		Convertible Preferred Equity	6/15/2018	12.00%			12.00%		N/A	848,366			235,894	—	—%	(14)
		Common Units of PWC Investment Group, LLC	9/29/2017						N/A	6,778,414			—	—	—%	(14)
													356,319	114,455	3.9%
QC Holdings TopCo, LLC (17)	Consumer Finance	Second Lien Term Loan	6/30/2025	23.50%	3M SOFR	18.50%		5.00	7/1/2030			54,997	54,997	54,997	1.8%	(3)(8)(12)(36)
		Second Lien Delayed Draw Term Loan	9/30/2025	23.50%	3M SOFR	18.50%		5.00	7/1/2030		5,563	3,375	3,375	3,375	0.1%	(8)(12)(13)(36)
		Class A Units	6/30/2025						N/A	222,886			22,289	36,959	1.3%	(12)(14)
													80,661	95,331	3.2%
R-V Industries, Inc.	Machinery	First Lien Term Loan	12/15/2020	12.96%	3M SOFR	9.00%		1.00	12/15/2028			46,322	46,322	46,322	1.6%	(3)(8)
		First Lien Term Loan	12/20/2024	7.50%	3M SOFR	3.50%		4.00	12/15/2028			10,000	10,000	10,000	0.3%	(3)(8)
		Common Stock	6/26/2007						N/A	745,107			6,866	35,387	1.2%
													63,188	91,709	3.1%
Strategic Chemical Solutions Corp. (f/k/a USES Corp.) (28)	Commercial Services & Supplies	First Lien Term Loan	12/30/2020	12.93%	1M SOFR	9.00%		1.00	8/15/2026			2,000	2,000	929	—%	(8)
		First Lien Equipment Term Loan	8/3/2022	12.93%	1M SOFR	9.00%		1.00	8/15/2026			19,494	19,494	9,053	0.3%	(8)(36)
		First Lien Term Loan A	3/31/2014	9.00%			9.00%	—	8/15/2026			83,024	—	—	—%	(7)
		First Lien Term Loan B	3/31/2014	15.50%			15.50%	—	8/15/2026			156,602	—	—	—%	(7)
		Common Stock	6/15/2016						N/A	268,962			—	—	—%	(14)
													21,494	9,982	0.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (Unaudited) (Continued)
(in thousands, except share data)

										March 31, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (48)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(37)

Universal Turbine Parts, LLC (32)	Aerospace & Defense	First Lien Delayed Draw Term Loan	2/28/2019	11.71%	3M SOFR	7.75%		1.00	2/29/2028		$6,965	$6,452	$6,452	$6,452	0.3%	(8)(13)
		First Lien Term Loan A	7/22/2016	9.71%	3M SOFR	5.75%		1.00	2/29/2028			29,575	29,575	29,575	1.0%	(3)(8)
		First Lien Term Loan A	1/21/2025	11.71%	3M SOFR	7.75%		2.50	2/29/2028			3,980	3,980	3,980	0.1%	(3)(8)
		First Lien Term Loan A	2/28/2025	11.71%	3M SOFR	7.75%		2.50	2/29/2028			14,838	14,838	14,838	0.5%	(3)(8)
		Preferred A Units	3/31/2021	12.75%			12.75%		10/31/2030	44,244,616			31,779	39,127	1.3%	(36)
		Preferred B Units	10/1/2025	18.00%			18.00%		N/A	45,377,319			4,796	—	—%	(14)
		Common Stock	12/10/2018						N/A	10,000			—	—	—%	(14)
													91,420	93,972	3.2%
Valley Electric Company, Inc. (29)	Construction & Engineering	First Lien Term Loan to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	11.46%	3M SOFR	5.00%	2.50%	3.00	6/30/2026			10,452	10,452	10,452	0.4%	(3)(8)(36)
		First Lien Term Loan	6/24/2014	18.00%			10.00%	—	4/30/2028			38,630	38,630	38,630	1.3%	(3)(36)
		First Lien Term Loan B	3/28/2022	12.50%			5.50%	—	4/30/2028			34,777	34,777	34,777	1.2%	(3)(36)
		Consolidated Revenue Interest (2.00%)	6/22/2018						N/A				—	1,085	—%	(10)
		Common Stock	12/31/2012						N/A	50,000			12,053	234,870	8.0%
													95,912	319,814	10.9%
Victor Technology, LLC (48)	Distributors	First Lien Term Loan	12/3/2021	11.46%	3M SOFR	7.50%		1.00	12/3/2028			10,725	10,725	6,006	0.2%	(8)
		Class P Units	2/10/2026	12.00%			12.00%		N/A	1,000			2,000	—	—%	(14)
													12,725	6,006	0.2%
										Total Control Investments			$3,310,666	$3,679,145	124.6%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (Unaudited) (Continued)
(in thousands, except share data)

										March 31, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (48)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Affiliate Investments (5.00% to 25.00% voting control)(38)

Nixon, Inc. (30)	Textiles, Apparel & Luxury Goods	Common Stock	5/12/2017						N/A	857			$—	$—	—%	(14)
													—	—	—%
RGIS Services, LLC	Commercial Services & Supplies	Membership Interest	6/25/2020						N/A	505,308			12,835	36,438	1.2%
													12,835	36,438	1.2%
Total Affiliate Investments													$12,835	$36,438	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (Unaudited) (Continued)
(in thousands, except share data)

										March 31, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (48)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	0.00%	Residual Interest/Current Yield			—	4/21/2031			$48,515	$—	$799	—%	(5)(12)(15)
													—	799	—%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	0.00%	Residual Interest/Current Yield			—	4/21/2031			35,855	2,197	2,182	0.1%	(5)(12)(15)
													2,197	2,182	0.1%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	First Lien Term Loan	2/21/2013	12.70%	3M SOFR	8.75%		2.00	5/15/2026			55,963	55,963	55,962	1.9%	(3)(8)
													55,963	55,962	1.9%
Aventiv Technologies, LLC	Diversified Telecommunication Services	Second Out Super Priority First Lien Term Loan	4/24/2025	13.93%	3M SOFR	10.00%		1.00	9/30/2026			43,663	42,915	43,663	1.5%	(8)(44)
		Second Out Super Priority First Lien Term Loan	12/23/2024	13.95%	3M SOFR	10.00%		1.00	9/30/2026			3,053	3,009	3,053	0.1%	(8)(44)
		Second Out Super Priority First Lien Term Loan	4/2/2024	11.46%	3M SOFR	7.50%		1.00	9/30/2026			783	783	783	—%	(8)(36)(44)
		Third Out Super Priority First Lien Term Loan	3/28/2024	9.05%	3M SOFR	5.09%		1.00	9/30/2026			29,174	29,577	22,658	0.8%	(8)(36)(44)
		Super Priority Second Lien Term Loan	3/28/2024	13.01%	3M SOFR	9.05%		1.00	9/30/2026			163,211	59,071	8,161	0.3%	(7)(8)
													135,355	78,318	2.7%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	0.00%	Residual Interest/Current Yield			—	7/20/2029			82,809	—	909	—%	(5)(12)(15)
													—	909	—%
Barracuda Parent, LLC	IT Services	Second Lien Term Loan	8/15/2022	10.67%	3M SOFR	7.00%		0.50	8/15/2030			20,000	19,675	7,300	0.2%	(8)(42)
													19,675	7,300	0.2%
BCPE North Star US Holdco 2, Inc.	Food Products	Second Lien Term Loan	6/7/2021	11.03%	1M SOFR	7.25%		0.75	6/8/2029			69,388	69,040	69,091	2.3%	(3)(8)
													69,040	69,091	2.3%
BCPE Osprey Buyer, Inc.	Health Care Technology	First Lien Term Loan	10/18/2021	9.53%	1M SOFR	5.75%		0.75	8/23/2028			4,586	4,560	4,586	0.2%	(3)(8)
		First Lien Term Loan	10/18/2021	9.68%	3M SOFR	5.75%		0.75	8/23/2028			62,237	62,237	62,237	2.1%	(3)(8)
													66,797	66,823	2.3%
Burgess Point Purchaser Corporation	Automobile Components	Second Lien Term Loan	7/25/2022	12.77%	3M SOFR	9.00%		0.75	7/25/2030			30,000	30,000	26,917	0.9%	(3)(8)
													30,000	26,917	0.9%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan	11/12/2020	12.27%	1M SOFR	8.50%		1.00	11/12/2030			8,500	8,396	8,500	0.3%	(3)(8)
													8,396	8,500	0.3%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	0.00%	Residual Interest/Current Yield			—	7/29/2030			49,552	—	—	—%	(5)(12)(15)
													—	—	—%
Collections Acquisition Company, Inc.	Financial Services	First Lien Term Loan	12/3/2019	10.20%	3M SOFR	6.50%		2.50	6/3/2028			54,190	54,190	54,190	1.8%	(3)(8)
													54,190	54,190	1.8%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (Unaudited) (Continued)
(in thousands, except share data)

										March 31, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (48)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Credit.com Holdings, LLC	Diversified Consumer Services	First Lien Term Loan A	9/28/2023	14.96%	3M SOFR	11.00%		1.50	9/28/2028			$43,665	$40,513	$11,326	0.4%	(7)(8)
		First Lien Term Loan B	9/28/2023	15.96%	3M SOFR	12.00%		1.50	9/28/2028			76,084	62,114	—	—%	(7)(8)
		Class B of PGX TopCo II LLC	9/28/2023						N/A	999			—	—	—%	(14)(43)
													102,627	11,326	0.4%
Discovery Point Retreat, LLC (6)	Health Care Providers & Services	First Lien Term Loan	6/14/2024	11.71%	3M SOFR	7.75%		3.25	6/14/2029			20,212	20,212	20,212	0.6%	(3)(8)
		Series A Preferred Stock of Discovery MSO HoldCo LLC	6/14/2024	12.00%			12.00%		N/A	9,573			8,700	13,558	0.5%	(14)(43)
													28,912	33,770	1.1%
DRI Holding Inc.	Commercial Services & Supplies	First Lien Term Loan	12/21/2021	9.02%	1M SOFR	5.25%		0.50	12/21/2028			32,960	32,403	32,945	1.1%	(3)(8)
		Second Lien Term Loan	12/21/2021	11.77%	1M SOFR	8.00%		0.50	12/21/2029			145,000	145,000	144,333	4.9%	(3)(8)
													177,403	177,278	6.0%
Druid City Infusion, LLC	Pharmaceuticals	First Lien Term Loan	9/30/2024	11.20%	3M SOFR	7.50%		3.00	10/4/2029			45,662	45,662	45,662	1.5%	(3)(8)
		First Lien Convertible Note to Druid City Intermediate, Inc.	9/30/2024	8.00%			2.00%	—	10/4/2033			19,530	19,530	37,618	1.3%	(3)(36)(43)
													65,192	83,280	2.8%
Emerge Intermediate, Inc. (45)	Pharmaceuticals	First Lien Term Loan	2/26/2024	9.92%	3M SOFR	6.25%		1.00	8/31/2027			57,764	57,764	55,742	1.9%	(3)(8)
													57,764	55,742	1.9%
Enseo Acquisition, Inc.	Media	First Lien Term Loan	6/2/2021	12.46%	3M SOFR	8.50%		2.00	12/31/2027			49,229	49,229	49,229	1.7%	(3)(8)
													49,229	49,229	1.7%
Eze Castle Integration, Inc.	Software	First Lien Delayed Draw Term Loan	7/15/2020	10.56%	3M SOFR	6.75%		3.00	1/15/2027		$8,036	2,546	2,539	2,546	0.1%	(8)(13)(46)
		First Lien Term Loan	7/15/2020	10.57%	3M SOFR	6.75%		3.00	1/15/2027			45,563	45,563	45,563	1.5%	(3)(8)
													48,102	48,109	1.6%
First Brands Group	Automobile Components	First Lien DIP Term Loan A	10/2/2025	22.12%	1M SOFR	10.00%	8.45%	1.00	6/29/2026			6,339	5,916	1,545	0.1%	(7)(8)(42)
		First Lien DIP Term Loan B	10/2/2025	10.67%	1M SOFR	7.00%	10.67%	1.00	6/29/2026			18,114	17,470	12	—%	(7)(8)(42)
		First Lien Term Loan	9/19/2025	10.78%	1M SOFR	7.00%	10.78%	1.00	3/30/2027			5,324	2,938	16	—%	(7)(8)(42)
		First Lien Term Loan	3/24/2021	10.78%	1M SOFR	7.00%	10.78%	1.00	3/30/2027			10,149	7,296	30	—%	(7)(8)(42)
		Second Lien Term Loan	3/24/2021	14.28%	1M SOFR	10.50%	14.28%	1.00	3/30/2028			40,212	37,000	45	—%	(7)(8)(42)
													70,620	1,648	0.1%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	0.00%	Residual Interest/Current Yield			—	10/15/2030			50,525	—	—	—%	(5)(12)(15)
													—	—	—%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	0.00%	Residual Interest/Current Yield			—	5/16/2031			24,575	—	—	—%	(5)(12)(15)
													—	—	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (Unaudited) (Continued)
(in thousands, except share data)

										March 31, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (48)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	0.00%	Residual Interest/Current Yield			—	7/15/2031			$39,905	$—	$—	—%	(5)(12)(15)
													—	—	—%
Global Tel*Link Corporation (d./b/a ViaPath Technologies)	Diversified Telecommunication Services	First Lien Term Loan	8/6/2024	11.17%	1M SOFR	7.50%		3.00	8/6/2029			109,536	106,585	108,951	3.7%	(3)(8)
													106,585	108,951	3.7%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	0.00%	Residual Interest/Current Yield			—	4/28/2030			41,164	—	—	—%	(5)(12)(15)
													—	—	—%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	0.00%	Residual Interest/Current Yield			—	10/18/2027			39,598	—	7	—%	(5)(12)(15)
													—	7	—%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	0.00%	Residual Interest/Current Yield			—	7/18/2031			19,025	—	—	—%	(5)(12)(15)
													—	—	—%
Healthcare Venture Partners, LLC	Health Care Providers & Services	First Lien Term Loan	8/29/2025	11.70%	3M SOFR	8.00%		3.50	8/29/2030			11,910	11,910	11,910	0.4%	(3)(8)
		First Lien Revolving Line of Credit	8/29/2025	11.70%	3M SOFR	8.00%		3.50	8/29/2030		$1,000	—	—	—	—%	(8)(13)
		Series A Preferred Units of TCSPV Holdings IV, LLC	8/29/2025						N/A	2,150,000			2,150	3,600	0.1%	(14)(43)
													14,060	15,510	0.5%
Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	Software	Second Lien Term Loan	11/14/2019	12.76%	3M SOFR		9.00%	2.00	5/19/2029			55,077	55,066	48,655	1.6%	(8)(36)
													55,066	48,655	1.6%
Imperative Worldwide, LLC	Air Freight & Logistics	First Lien Term Loan	3/11/2022	9.35%	3M SOFR	5.50%		0.75	12/30/2028			31,394	31,382	31,394	1.1%	(3)(8)
		First Lien Term Loan	9/30/2024	9.20%	3M SOFR	5.50%		0.75	12/30/2028			5,910	5,833	5,910	0.2%	(3)(8)
		Second Lien Term Loan	12/30/2021	12.35%	3M SOFR	8.50%		0.75	12/30/2029			95,000	95,000	95,000	3.2%	(3)(8)
													132,215	132,304	4.5%
iQor Holdings, Inc.	Professional Services	First Lien Term Loan	6/11/2024	11.46%	3M SOFR	7.50%		2.50	6/11/2029			44,767	44,767	44,767	1.5%	(3)(8)
		Common Stock of Bloom Parent, Inc.	6/11/2024						N/A	10,450			10,450	13,472	0.5%	(14)
													55,217	58,239	2.0%
Japs-Olson Company, LLC (31)	Commercial Services & Supplies	First Lien Term Loan	5/25/2023	10.45%	3M SOFR	6.75%		2.00	5/25/2028			54,693	54,693	54,693	1.9%	(3)(8)
													54,693	54,693	1.9%
Julie Lindsey, Inc.	Textiles, Apparel & Luxury Goods	First Lien Revolving Line of Credit	7/27/2023	10.00%	3M SOFR	6.00%		4.00	7/27/2027		2,000	—	—	—	—%	(8)(13)
		First Lien Term Loan	7/27/2023	10.00%	3M SOFR	6.00%		4.00	7/27/2028			18,648	18,648	18,648	0.6%	(3)(8)
													18,648	18,648	0.6%
K&N HoldCo, LLC	Automobile Components	Class A Common Units	2/14/2023						N/A	137,215			25,802	374	—%	(14)
													25,802	374	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (Unaudited) (Continued)
(in thousands, except share data)

										March 31, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (48)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

KM2 Solutions LLC	Professional Services	First Lien Term Loan	12/17/2020	13.45%	3M SOFR	9.60%		3.00	6/16/2026			$17,562	$17,562	$17,562	0.6%	(3)(8)
													17,562	17,562	0.6%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	0.00%	Residual Interest/Current Yield			—	7/21/2031			49,934	—	—	—%	(5)(12)(15)
													—	—	—%
Lucky US BuyerCo LLC	Financial Services	First Lien Revolving Line of Credit	4/3/2023	11.92%	3M SOFR	6.25%	2.00%	1.00	4/1/2029		$2,775	2,532	2,532	2,487	0.1%	(8)(13)(36)
		First Lien Term Loan	4/3/2023	11.92%	3M SOFR	6.25%	2.00%	1.00	4/1/2029			21,183	21,183	20,800	0.7%	(3)(8)(36)
													23,715	23,287	0.8%
MAC Discount, LLC	Distributors	First Lien Term Loan	5/11/2023	12.45%	3M SOFR	8.50%		1.50	5/11/2028			30,570	30,423	30,570	1.0%	(3)(8)
		Class A Senior Preferred Stock of MAC Discount Investments, LLC	5/11/2023	12.00%					N/A	1,500,000			1,500	2,081	0.1%	(14)
													31,923	32,651	1.1%
Medical Solutions Holdings, Inc. (4)	Health Care Providers & Services	Second Lien Term Loan	11/1/2021	10.77%	3M SOFR	7.00%		0.50	11/1/2029			54,463	54,443	15,267	0.5%	(8)
													54,443	15,267	0.5%
New WPCC Parent, LLC (47)	Health Care Providers & Services	First Lien Term Loan	5/9/2025	13.17%	1M SOFR	9.50%		2.00	5/9/2030			21,295	18,600	21,295	0.7%	(3)(8)
		Series A Preferred Interests	5/9/2025	13.00%			13.00%		N/A	993,485			10,282	14,501	0.5%	(43)
		Class A Common Interests	5/9/2025						N/A	1,084,072			90	16,570	0.6%	(14)(43)
		Liquidating Trust of Wellpath Holdings, Inc.	5/9/2025						N/A				2,011	10,132	0.3%	(14)
													30,983	62,498	2.1%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	0.00%	Residual Interest/Current Yield			—	7/19/2030			42,064	—	—	—%	(5)(12)(15)
													—	—	—%
OneTouchPoint Corp	Commercial Services & Supplies	First Lien Term Loan	2/19/2021	11.95%	3M SOFR	8.00%		1.00	6/30/2026			22,449	22,449	22,449	0.8%	(3)(8)
													22,449	22,449	0.8%
PeopleConnect Holdings, Inc (9)	Interactive Media & Services	First Lien Term Loan	1/22/2020	12.10%	3M SOFR	8.25%		2.75	1/22/2028			91,425	91,425	91,425	3.1%	(3)(8)
													91,425	91,425	3.1%
Precisely Software Incorporated	Software	Second Lien Term Loan	4/23/2021	11.18%	3M SOFR	7.25%		0.75	4/23/2029			80,000	79,648	58,843	2.0%	(3)(8)
													79,648	58,843	2.0%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (Unaudited) (Continued)
(in thousands, except share data)

										March 31, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (48)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Preventics, Inc. (d/b/a Legere Pharmaceuticals)	Personal Care Products	First Lien Term Loan	11/12/2021	14.46%	3M SOFR	10.50%		1.00	11/12/2026			$8,720	$8,720	$8,720	0.3%	(3)(8)
		First Lien Term Loan	4/30/2025	11.46%	3M SOFR	7.50%		3.00	11/12/2026			1,886	1,886	1,886	0.1%	(3)(8)
		Series A Convertible Preferred Stock	11/12/2021	8.00%					N/A	472			165	545	—%	(14)(43)
		Series C Convertible Preferred Stock	11/12/2021	8.00%					N/A	5,677			1,946	4,118	0.1%	(14)(43)
													12,717	15,269	0.5%
Recovery Solutions Parent, LLC	Health Care Providers & Services	First Lien Term Loan	1/27/2025	11.20%	3M SOFR	7.50%		2.00	1/27/2030			43,368	33,227	43,368	1.5%	(3)(8)
		Membership Interest	1/27/2025						N/A	1,609,466			21,255	56,954	1.9%	(14)(43)
													54,482	100,322	3.4%
Redstone Holdco 2 LP (20)	IT Services	First Lien Second Out Term Loan	1/21/2026	9.17%	3M SOFR	5.50%		—	12/31/2030			6,000	6,000	5,704	0.2%	(8)
		First Lien Third Out Term Loan	1/21/2026	12.00%			4.00%	—	12/31/2030			12,000	12,000	10,199	0.3%
		Class A Preferred Units of Redstone Holdco 1 LP	1/21/2026						N/A	624,063			624	—	—%	(14)
		Class B Preferred Units of Redstone Holdco 1 LP	1/21/2026						N/A	1,872,188			1,872	—	—%	(14)
		Class B Common Units of Redstone Holdco 1 LP	1/21/2026						N/A	90,837			4	—	—%	(14)
													20,500	15,903	0.5%
Research Now Group, LLC and Dynata, LLC	IT Services	First Lien Second Out Term Loan	7/15/2024	9.41%	3M SOFR	5.50%		1.00	10/15/2028			7,934	7,934	7,221	0.3%	(8)(44)
		Common Stock of New Insight Holdings, Inc.	7/15/2024						N/A	210,781			3,329	795	—%	(14)
		Warrants (to purchase shares of Common Stock of New Insight Holdings, Inc.)	7/15/2024						7/15/2029	285,714			—	—	—%	(14)
													11,263	8,016	0.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (Unaudited) (Continued)
(in thousands, except share data)

										March 31, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (48)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Rising Tide Holdings, Inc.	Specialty Retail	First In Last Out Term Loan	9/19/2025	30.00%			30.00%	—	5/1/2027			$604	$604	$604	—%	(36)(44)
		First In Last Out Term Loan	9/19/2025	32.53%	1M SOFR	8.75%	20.00%	2.00	5/1/2027			770	770	770	—%	(8)(36)(44)
		First Lien First Out Term Loan	9/25/2024	15.00%			15.00%	—	6/13/2028			2,639	2,639	2,177	0.1%	(36)
		First Lien Second Out Term Loan	9/25/2024	12.00%			12.00%	—	6/13/2028			6,774	6,390	3,550	0.1%	(36)(44)
		Class A Common Units of Marine One Holdco, LLC	9/12/2023						N/A	345,600			23,898	—	—%	(14)
		Warrants (to purchase Class A Common Units of Marine One Holdco, LLC)	9/25/2024						9/25/2044	3,456,000			—	—	—%	(14)
		Warrants (to purchase Class A Common Units of Marine One Holdco, LLC)	9/12/2023						9/12/2028	50,456			—	—	—%	(14)
													34,301	7,101	0.2%
The RK Logistics Group, Inc.	Commercial Services & Supplies	First Lien Term Loan	3/24/2022	14.46%	3M SOFR	10.50%		1.00	12/18/2028			5,585	5,585	5,585	0.2%	(3)(8)
		First Lien Term Loan	12/19/2023	11.50%	3M SOFR	7.50%		4.00	12/18/2028			33,004	33,004	33,004	1.1%	(3)(8)
		Class A Common Units of RK Logistics Holdings Inc.	3/24/2022						N/A	263,000			263	2,459	0.1%
		Class B Common Units of RK Logistics Holdings Inc.	3/24/2022						N/A	1,435,000			2,487	13,418	0.5%	(43)
		Class C Common Units of RK Logistics Holdings Inc.	6/28/2024						N/A	450,000			2,250	4,208	0.1%
													43,589	58,674	2.0%
RME Group Holding Company	Media	First Lien Term Loan A	5/4/2017	9.45%	3M SOFR	5.50%		1.00	5/6/2027			17,607	17,607	17,040	0.6%	(8)
		First Lien Term Loan B	5/4/2017	14.95%	3M SOFR	11.00%		1.00	5/6/2027			20,045	20,045	18,672	0.6%	(8)
													37,652	35,712	1.2%
Rosa Mexicano	Hotels, Restaurants & Leisure	First Lien Revolving Line of Credit	3/29/2018	16.00%				—	9/30/2026		$6,765	6,765	6,765	6,379	0.2%	(13)
		First Lien Term Loan	3/29/2018	11.46%	3M SOFR	7.50%		1.25	9/30/2026			23,166	23,166	20,707	0.7%	(8)
													29,931	27,086	0.9%
ShiftKey, LLC	Health Care Technology	First Lien Term Loan	6/21/2022	10.21%	3M SOFR	5.75%	0.50%	1.00	6/21/2027			59,747	59,610	57,815	2.0%	(3)(8)(36)
													59,610	57,815	2.0%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (Unaudited) (Continued)
(in thousands, except share data)

										March 31, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (48)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Shoes West, LLC (d/b/a Taos Footwear) (27)	Textiles, Apparel & Luxury Goods	First Lien Term Loan A	1/23/2025	10.96%	3M SOFR	7.00%		3.00	1/23/2030			$37,966	$37,966	$37,966	1.3%	(3)(8)(43)
		First Lien Convertible Term Loan B	1/23/2025	11.00%			2.00%	—	1/23/2030			9,606	9,606	15,131	0.5%	(3)(36)(43)
		Class A Preferred Units of Taos Footwear Holdings, LLC	1/23/2025	8.00%			8.00%		2/28/2030	16,753			18,750	40,571	1.4%	(36)
													66,322	93,668	3.2%
Shutterfly Finance, LLC	Household Durables	First Lien Term Loan	6/5/2023	9.67%	1M SOFR	6.00%		1.00	10/1/2027			2,406	2,406	2,406	0.1%	(3)(8)
		Second Lien Term Loan	6/6/2023	8.67%	1M SOFR	5.00%		1.00	10/1/2027			19,026	19,026	18,225	0.6%	(3)(8)(42)
													21,432	20,631	0.7%
Silver Hill Mineral Lease	Energy Equipment & Services	Revenue Interest	5/13/2025						N/A				—	—	—%	(11)
													—	—	—%
Spectrum Vision Holdings, LLC	Health Care Providers & Services	First Lien Term Loan	5/2/2023	10.43%	1M SOFR	6.50%		1.00	11/17/2026			29,099	29,099	29,099	1.0%	(3)(8)
													29,099	29,099	1.0%
STG Distribution, LLC	Air Freight & Logistics	First Out Term Loan	10/3/2024	12.00%	3M SOFR	1.00%	7.25%	1.50	10/3/2029			6,076	5,886	6,076	0.2%	(8)(36)
		Second Out Term Loan	10/3/2024	11.25%	3M SOFR	1.00%	6.50%	1.50	10/3/2029			39,514	38,194	14,070	0.5%	(7)(8)(44)
		Third Out Term Loan	10/3/2024	10.75%	3M SOFR	1.00%	6.00%	1.50	10/3/2029			20,063	18,604	—	—%	(7)(8)(44)
		First Lien First Out DIP Roll Up	1/14/2026	8.00%			8.00%	—	7/13/2026			9,888	9,888	6,786	0.2%	(44)
		First Lien Second Out DIP Roll Up	1/14/2026	8.00%			8.00%	—	7/13/2026			881	868	—	—%	(7)(44)
		First Lien DIP Term Loan	1/14/2026	8.00%			8.00%	—	7/13/2026			10,495	9,489	10,495	0.4%
													82,929	37,427	1.3%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interest	12/4/2006						N/A				—	—	—%	(11)
													—	—	—%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	11/17/2022	8.00%				—	8/29/2028			28,761	28,303	29,402	1.0%
		First Lien Term Loan	1/26/2018	8.00%			5.00%	—	8/29/2028			42,136	42,136	43,075	1.5%
		First Lien Term Loan	1/26/2018	8.00%				—	8/29/2028			164,931	164,931	168,609	5.7%
		Class B of Town & Country TopCo LLC (Non-voting units)	11/17/2022						N/A	999			49,382	17,571	0.6%	(14)(43)
													284,752	258,657	8.8%
TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	14.00%	3M SOFR	9.00%		5.00	5/31/2027			17,786	17,786	17,786	0.6%	(3)(8)
													17,786	17,786	0.6%
United Sporting Companies, Inc. (16)	Distributors	Second Lien Term Loan	9/28/2012	13.00%	1M LIBOR	11.00%	2.00%	—	11/16/2019			183,023	8,590	8,807	0.3%	(7)
													8,590	8,807	0.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (Unaudited) (Continued)
(in thousands, except share data)

										March 31, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (48)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Upstream Holdco, Inc.	Health Care Providers & Services	Second Lien Term Loan	11/20/2019	13.29%	3M SOFR	9.50%	13.29%	—	5/20/2030			$22,732	$22,686	$18,539	0.7%	(8)(36)
		Second Lien Term Loan	12/18/2025	12.69%	3M SOFR	9.00%	12.69%	—	5/20/2030			6,999	6,999	6,999	0.2%	(8)(36)
													29,685	25,538	0.9%
USG Intermediate, LLC	Leisure Products	First Lien Term Loan B	4/15/2015	15.52%	1M SOFR	11.75%		1.00	2/9/2029			70,438	70,438	70,438	2.4%	(3)(8)
		Equity	4/15/2015						N/A				1	—	—%	(14)
													70,439	70,438	2.4%
Verify Diagnostics LLC	Health Care Providers & Services	First Lien Term Loan	5/15/2025	13.94%	3M SOFR	10.24%		3.50	5/15/2030			36,896	36,896	36,896	1.2%	(3)(8)(44)
		Class A Preferred Units of Verify Diagnostic Holdings LLC	5/15/2025	12.00%			12.00%		N/A	9,250,000			9,250	20,196	0.7%	(14)
													46,146	57,092	1.9%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	0.00%	Residual Interest/Current Yield			—	10/15/2030			40,613	—	—	—%	(5)(12)(15)
													—	—	—%
WatchGuard Technologies, Inc.	IT Services	First Lien Term Loan	8/17/2022	8.92%	1M SOFR	5.25%		0.75	6/30/2029			33,775	33,775	33,728	1.1%	(3)(8)
													33,775	33,728	1.1%
Wellful Inc.	Food Products	Second Out First Lien Term Loan	11/27/2024	10.21%	3M SOFR	6.25%		1.00	4/19/2030			18,504	18,504	15,377	0.5%	(8)(36)(44)
													18,504	15,377	0.5%
Total Non-Control/Non-Affiliate Investments													$2,869,400	$2,586,882	87.6%

Total Portfolio Investments													$6,192,901	$6,302,465	213.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of March 31, 2026

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
(3)Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair value of the investments held by PCF as of March 31, 2026 was $2,166,867, representing 34.4% of our total investments.
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
(8)Certain variable rate securities in our portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. The 1-Month Secured Overnight Financing Rate or “1M SOFR”, was 3.66% as of March 31, 2026. The 3-Month Secured Overnight Financing Rate or “3M SOFR”, was 3.68% as of March 31, 2026. The impact of a Secured Overnight Financing Rate (“SOFR”) credit spread adjustment, if applicable, is included within the stated all-in interest rate.
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
(12)Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets as calculated in accordance with regulatory requirements. As of March 31, 2026, our qualifying assets, as a percentage of total assets, stood at 81.58%. We monitor the status of these assets on an ongoing basis.
(13)Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 3.00%. As of March 31, 2026, $27,658 of undrawn revolver and delayed draw term loan commitments to our portfolio companies, of which $16,688 are considered at the Company’s sole discretion.
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of March 31, 2026
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
(17)As of March 31, 2026, Prospect owns a 95.4% equity interest in QC Holdings TopCo, LLC (“QC Holdings”), representing a controlling beneficial interest in QC Holdings per the 1940 Act. QC Holdings specializes in consumer-focused alternative financial services and credit solutions.
(18)CP Holdings of Delaware LLC (“CP Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of CP Energy Services Inc. (“CP Energy”) as of March 31, 2026. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $60,529 in first lien term loans (the “Spartan Term Loans”) due to us as of March 31, 2026. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. In September 2020, we made a new $26,193 Series A preferred stock investment in Spartan Energy Holdings, Inc., which equates to 100% of the Series A non-voting redeemable preferred stock outstanding.
(19)Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of March 31, 2026. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company.
(20)Redstone Holdco 2 LP is the parent borrower on the First Lien Term Loans. Redstone Buyer, LLC, Redstone Intermediate (FRI) HoldCo LLC, Redstone Intermediate (NetWitness) HoldCo, LLC, and Redstone Intermediate (SecurID) HoldCo, LLC are joint borrowers on the First Lien Term Loans.
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
(23)MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 100% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc. (“MITY-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. Our subordinated unsecured note issued and outstanding to Broda Canada is denominated in Canadian Dollars (“CAD”). As of March 31, 2026, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, U.S. Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder.
(24)NPH Property Holdings, LLC (“NPH”), a consolidated entity in which we own 100% of the membership interests, owns 100% of the common equity of National Property REIT Corp. (“NPRC”) (f/k/a National Property Holdings Corp.), a property
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of March 31, 2026
REIT which holds investments in several real estate properties. We report NPRC as a separate controlled company. See Note 3 for further discussion of the investments held by NPRC.
(25)Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 94.22% of Nationwide Loan Company LLC, the operating company, as of March 31, 2026. We report Nationwide Loan Company LLC as a separate controlled company. Prospect has a first priority security interest in the assets of Nationwide.
(26)NMMB Holdings, Inc. (“NMMB Holdings”), a consolidated entity in which we own 100% of the equity, owns 92.77% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of March 31, 2026. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.
(27)Shoes West, LLC and Shoes West Distribution, LLC are joint borrowers on the First Lien Term Loan A and First Lien Convertible Term Loan B.
(28)Prospect owns 99.96% of the equity of Strategic Chemical Solutions Corp. (effective October 21, 2025 f/k/a USES Corp.) as of March 31, 2026.
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
(30)As of March 31, 2026, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC, the parent company of Nixon, Inc.
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
(33)As of March 31, 2026, the residual profit interest includes 8.33% of TLA, TLD and TLE residual profit calculated quarterly in arrears. The investments in TLA and TLD are subject to a maximum SOFR of 4.00%.
(34)Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.99% ownership interest of Pacific World as of March 31, 2026. As a result, Prospect’s investment in Pacific World is classified as a control investment.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of March 31, 2026
(35)The following shows the composition of our investment portfolio at amortized cost by control designation, investment type and by industry as of March 31, 2026:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Amortized Cost Total
Control Investments
Aerospace & Defense	$54,845	$—	$—	$—	$36,575	$91,420
Commercial Services & Supplies	86,956	—	—	7,200	28,773	122,929
Construction & Engineering	83,859	—	—	—	12,053	95,912
Consumer Finance	552,969	58,372	—	—	134,222	745,563
Distributors	10,725	—	—	—	2,000	12,725
Diversified Consumer Services	700	—	—	—	2,378	3,078
Energy Equipment & Services	164,412	—	—	—	175,658	340,070
Residential Real Estate Investment Trusts (REITs)	863,212	—	—	—	20,030	883,242
Health Care Providers & Services	376,606	—	—	—	45,118	421,724
Household Durables	93,406	—	—	—	3,400	96,806
Machinery	56,322	—	—	—	6,866	63,188
Marine Transport	—	—	—	—	47,967	47,967
Media	29,723	—	—	—	—	29,723
Personal Care Products	120,425	—	—	—	235,894	356,319
Trading Companies & Distributors
Structured Finance(A)	—	—	—	—	—	—
Total Control Investments	$2,494,160	$58,372	$—	$7,200	$750,934	$3,310,666
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$12,835	$12,835
Textiles, Apparel & Luxury Goods	—	—	—	—	—	—
Total Affiliate Investments	$—	$—	$—	$—	$12,835	$12,835
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$120,144	$95,000	$—	$—	$—	$215,144
Automobile Components	33,620	67,000	—	—	25,802	126,422
Commercial Services & Supplies	148,134	153,396	—	—	5,000	306,530
Distributors	265,793	8,590	—	—	50,882	325,265
Diversified Consumer Services	102,627	—	—	—	—	102,627
Diversified Telecommunication Services	182,869	59,071	—	—	—	241,940
Financial Services	77,905	—	—	—	—	77,905
Food Products	18,504	69,040	—	—	—	87,544
Health Care Providers & Services	205,907	84,128	—	—	53,738	343,773
Health Care Technology	126,407	—	—	—	—	126,407
Hotels, Restaurants & Leisure	29,931	—	—	—	—	29,931
Household Durables	2,406	19,026	—	—	—	21,432
Interactive Media & Services	91,425	—	—	—	—	91,425
IT Services	51,775	19,675	—	—	2,500	73,950
Leisure Products	70,438	—	—	—	1	70,439
Machinery	17,786	—	—	—	—	17,786
Media	86,881	—	—	—	—	86,881
Personal Care Products	10,606	—	—	—	2,111	12,717
Pharmaceuticals	122,956	—	—	—	—	122,956
Professional Services	70,263	—	—	—	13,779	84,042
Software	48,102	134,714	—	—	—	182,816
Specialty Retail	10,403	—	—	—	23,898	34,301
Textiles, Apparel & Luxury Goods	66,220	—	—	—	18,750	84,970
Structured Finance(A)	—	—	2,197	—	—	2,197
Total Non-Control/Non-Affiliate	$1,961,102	$709,640	$2,197	$—	$196,461	$2,869,400
Total Portfolio Investment Cost	$4,455,262	$768,012	$2,197	$7,200	$960,230	$6,192,901

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of March 31, 2026
The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of March 31, 2026:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Control Investments
Aerospace & Defense	$54,845	$—	$—	$—	$39,127	$93,972	3.2%
Commercial Services & Supplies	75,444	—	—	5,313	15,592	96,349	3.2%
Construction & Engineering	83,859	—	—	—	235,955	319,814	10.9%
Consumer Finance	540,058	58,372	—	—	560,336	1,158,766	39.2%
Distributors	6,006	—	—	—	—	6,006	0.2%
Diversified Consumer Services	700	—	—	—	2,970	3,670	0.1%
Energy Equipment & Services	147,988	—	—	—	—	147,988	5.0%
Residential Real Estate Investment Trusts (REITs)	863,212	—	—	—	248,986	1,112,198	37.7%
Health Care Providers & Services	339,156	—	—	—	—	339,156	11.5%
Household Durables	93,406	—	—	—	10,629	104,035	3.5%
Machinery	56,322	—	—	—	35,387	91,709	3.1%
Marine Transport	—	—	—	—	11,543	11,543	0.4%
Media	29,723	—	—	—	49,761	79,484	2.7%
Personal Care Products	114,455	—	—	—	—	114,455	3.9%
Trading Companies & Distributors	—	—	—	—	—	—	—%
Structured Finance(A)	—	—	—	—	—	—	—%
Total Control Investments	$2,405,174	$58,372	$—	$5,313	$1,210,286	$3,679,145	124.6%
Fair Value % of Net Assets	81.4%	2.0%	—%	0.2%	41.0%	124.6%
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$36,438	$36,438	1.2%
Textiles, Apparel & Luxury Goods	—	—	—	—	—	—	—%
Total Affiliate Investments	$—	$—	$—	$—	$36,438	$36,438	1.2%
Fair Value % of Net Assets	—%	—%	—%	—%	1.2%	1.2%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$74,731	$95,000	$—	$—	$—	$169,731	5.8%
Automobile Components	1,603	26,962	—	—	374	28,939	1.0%
Commercial Services & Supplies	148,676	152,833	—	—	20,085	321,594	11.0%
Distributors	271,656	8,807	—	—	19,652	300,115	10.2%
Diversified Consumer Services	11,326	—	—	—	—	11,326	0.4%
Diversified Telecommunication Services	179,108	8,161	—	—	—	187,269	6.4%
Financial Services	77,477	—	—	—	—	77,477	2.6%
Food Products	15,377	69,091	—	—	—	84,468	2.8%
Health Care Providers & Services	218,742	40,805	—	—	135,511	395,058	13.3%
Health Care Technology	124,638	—	—	—	—	124,638	4.3%
Hotels, Restaurants & Leisure	27,086	—	—	—	—	27,086	0.9%
Household Durables	2,406	18,225	—	—	—	20,631	0.7%
Interactive Media & Services	91,425	—	—	—	—	91,425	3.1%
IT Services	49,631	7,300	—	—	—	56,931	1.8%
Leisure Products	70,438	—	—	—	—	70,438	2.4%
Machinery	17,786	—	—	—	—	17,786	0.6%
Media	84,941	—	—	—	—	84,941	2.9%
Personal Care Products	10,606	—	—	—	4,663	15,269	0.5%
Pharmaceuticals	139,022	—	—	—	—	139,022	4.7%
Professional Services	69,550	—	—	—	14,267	83,817	2.8%
Software	48,109	107,498	—	—	—	155,607	5.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of March 31, 2026

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Specialty Retail	7,101	—	—	—	—	7,101	0.2%
Textiles, Apparel & Luxury Goods	71,745	—	—	—	40,571	112,316	3.8%
Structured Finance (A)	—	—	3,897	—	—	3,897	0.1%
Total Non-Control/Non-Affiliate	$1,813,180	$534,682	$3,897	$—	$235,123	$2,586,882	87.6%
Fair Value % of Net Assets	61.4%	18.1%	0.1%	—%	8.0%	87.6%
Total Portfolio	$4,218,354	$593,054	$3,897	$5,313	$1,481,847	$6,302,465	213.4%
Fair Value % of Net Assets	142.8%	20.1%	0.1%	0.2%	50.2%	213.4%
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of March 31, 2026

(36)The interest rate on the below list of investments, which excludes those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, for the quarter ended March 31, 2026:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Aventiv Technologies, LLC - Third Out Super Priority First Lien Term Loan	9.05%	—%	9.05%	(A)
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan	11.46%	—%	11.46%	(A)
Belnick, LLC - First Lien Term Loan	12.50%	—%	12.50%	(B)
CP Energy Services Inc. - First Lien Term Loan	4.46%	8.50%	12.96%
CP Energy Services Inc. - First Lien Term Loan	12.96%	—%	12.96%
CP Energy Services Inc. - First Lien Term Loan	12.96%	—%	12.96%
CP Energy Services Inc. - Delayed Draw Term Loan	12.96%	—%	12.96%
CP Energy Services Inc. - First Lien Term Loan A to Spartan Energy Services, LLC	5.67%	6.29%	11.96%	(C)
CP Energy Services Inc. - Incremental First Lien Term Loan A to Spartan Energy Services, LLC	11.96%	—%	11.96%	(C)
Druid City Infusion, LLC - First Lien Convertible Note	2.00%	—%	2.00%
First Tower Finance Company LLC - First Lien Term Loan	—%	16.00%	16.00%	(E)
Help/Systems Holdings, Inc. (d/b/a Forta, LLC) - Second Lien Term Loan	9.00%	—%	9.00%
InterDent, Inc. - First Lien Term Loan B	7.00%	—%	7.00%
InterDent, Inc. - First Lien Delayed Draw Term Loan B	7.00%	—%	7.00%
Lucky US BuyerCo LLC - First Lien Revolving Line of Credit	2.00%	—%	2.00%
Lucky US BuyerCo LLC - First Lien Debt	9.92%	—%	9.92%
MITY, Inc. - First Lien Term Loan B	—%	10.00%	10.00%
National Property REIT Corp. - First Lien Term Loan A	—%	2.00%	2.00%
National Property REIT Corp. - First Lien Term Loan D	—%	2.00%	2.00%
National Property REIT Corp. - First Lien Term Loan E	—%	7.00%	7.00%
Nationwide Loan Company LLC - Delayed Draw Term Loan	10.00%	—%	10.00%	(F)
Nationwide Loan Company LLC - Delayed Draw Term Loan	10.00%	—%	10.00%	(F)
Pacific World Corporation - First Lien Term Loan A	6.64%	1.33%	7.97%
QC Holdings TopCo, LLC - Second Lien Term Loan	—%	14.00%	14.00%	(G)
QC Holdings TopCo, LLC - Second Lien Delayed Draw Term Loan	—%	14.00%	14.00%	(G)
Rising Tide Holdings, Inc. - First In Last Out Term Loan	30.00%	—%	30.00%	(H)
Rising Tide Holdings, Inc. - First In Last Out Term Loan	20.00%	—%	20.00%	(H)
Rising Tide Holdings, Inc. - First Lien First Out Term Loan	15.00%	—%	15.00%
Rising Tide Holdings, Inc. - First Lien Second Out Term Loan	12.00%	—%	12.00%
ShiftKey, LLC - First Lien Term Loan	0.50%	—%	0.50%
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Convertible Term Loan B	2.00%	—%	2.00%
Shoes West, LLC (d/b/a Taos Footwear) - Class A Preferred Units of Taos Footwear Holdings, LLC	8.00%	—%	8.00%
STG Distribution, LLC - First Out First Lien Term Loan	7.25%	—%	7.25%
STG Distribution, LLC - First Lien First Out DIP Roll Up	8.00%	—%	8.00%
STG Distribution, LLC - First Lien DIP Term Loan	8.00%	—%	8.00%
Strategic Chemical Solutions Corp. (f/k/a USES Corp.) - First Lien Equipment Term Loan	8.15%	4.78%	12.93%	(I)
Universal Turbine Parts, LLC - Preferred A Units	12.75%	—%	12.75%
Upstream Holdco, Inc. - Second Lien Debt	13.29%	—%	13.29%
Upstream Holdco, Inc. - Second Lien Debt	12.69%	—%	12.69%
Valley Electric Co. of Mt. Vernon, Inc. - First Lien Term Loan	—%	2.50%	2.50%
Valley Electric Company, Inc. - First Lien Term Loan	—%	10.00%	10.00%
Valley Electric Company, Inc. - First Lien Term Loan B	—%	5.50%	5.50%
Wellful Inc. - First Lien Debt	0.61%	9.60%	10.21%
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of March 31, 2026
(B) On May 13, 2025, the Belnick, LLC First Lien Term Loan was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 12.50%.
(C) On August 22, 2022, the Spartan Energy Services, LLC Twenty-Fifth Amendment to Amended and Restated Senior Secured Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 11.96%.
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
(I) On March 28, 2023, the Strategic Chemical Solutions Corp. (f/k/a USES Corp.) First Lien Equipment Term loan was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 12.93%.

(37)As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended March 31, 2026 with these controlled investments were as follows:

Controlled Companies	Fair Value at June 30, 2025	Gross Additions (Cost)(A)	Gross Reductions (Cost) (B)	Net unrealized gains (losses)	Fair Value at March 31, 2026		Interest income	Dividend income	Other income	Net realized gains (losses)
Belnick, LLC (d/b/a The Ubique Group)	$51,166	$8,554	$—	$44,315	$104,035		$8,555	$—	$25	$—
CP Energy Services Inc.	85,359	6,697	—	2,924	94,980		9,947	—	—	—
CP Energy - Spartan Energy Services, LLC	36,830	9,052	—	7,126	53,008		5,029	—	—	—
Credit Central Loan Company, LLC	78,736	2,315	—	(1,069)	79,982		5,005	—	—	—
Echelon Transportation, LLC	65,653	—	(110,320)	44,667	—		1,297	—	—	(52,334)
First Tower Finance Company LLC	760,518	31	(2,867)	194,667	952,349		53,790	—	—	—
Freedom Marine Solutions, LLC	11,660	850	—	(967)	11,543		—	—	—	—
InterDent, Inc.	338,781	27,699	—	(27,324)	339,156		31,691	—	—	—
Kickapoo Ranch Pet Resort	3,917	—	—	(247)	3,670		61	—	—	—
MITY, Inc.	94,418	7,123	—	(15,174)	86,367		7,142	—	178	12
National Property REIT Corp.	1,300,972	31,772	(71,177)	(149,369)	1,112,198		46,096	—	—	—
Nationwide Loan Company LLC	36,780	777	—	(6,453)	31,104		777	—	—	—
NMMB, Inc.	72,207	—	—	7,277	79,484		2,884	490	—	3,730
Pacific World Corporation	107,970	20,206	—	(13,721)	114,455		7,358	—	353	—
QC Holdings TopCo, LLC	77,286	3,375	—	14,670	95,331		10,204	—	—	—
R-V Industries, Inc.	105,577	9,000	—	(22,868)	91,709		4,648	8,774	—	—
Strategic Chemical Solutions Corp. (f/k/a USES Corp.)	14,518	936	(66,218)	60,746	9,982		2,120	—	6	(66,219)
Universal Turbine Parts, LLC	102,728	4,076	(184)	(12,648)	93,972		4,570	4,076	—	—
Valley Electric Company, Inc.	351,291	—	—	(31,477)	319,814		9,410	10,924	500	—
Victor Technology, LLC	—	12,950	(225)	(6,719)	6,006	(C)	309	—	6	—
Total	$3,696,367	$145,413	$(250,991)	$88,356	$3,679,145		$210,893	$24,264	$1,068	$(114,811)
(A) Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, OID accretion and PIK interest, and any transfer of investments.
(B) Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.
(C) Victor Technology LLC, was transferred to a control investment during the quarter-ended March 31, 2026 (see Note 14). Income recognized prior to the reclassification date is reflected as income from non-control/non-affiliate investments on our Consolidated Statement of Operations.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of March 31, 2026
(38)As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended March 31, 2026 with these affiliated investments were as follows:

Affiliated Companies	Fair Value at June 30, 2025	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at March 31, 2026	Interest income	Dividend income	Other income	Net realized gains (losses)
Nixon, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
RGIS Services, LLC	27,057	1,100	—	8,281	36,438	—	985	—	—
Total	$27,057	$1,100	$—	$8,281	$36,438	$—	$985	$—	$—
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of March 31, 2026

(39)Acquisition date represents the date of PSEC’s initial investment. Follow-on acquisitions have occurred on the following dates to arrive at PSEC’s current investment as of March 31, 2026 (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments) (see endnote 40 for NPRC equity follow-on acquisitions):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Apidos CLO XV	Subordinated Structured Note	3/29/2018	$6,480
Apidos CLO XXII	Subordinated Structured Note	2/24/2020	1,912
Atlantis Health Care Group (Puerto Rico), Inc.	First Lien Term Loan	12/9/2016	42,000
Aventiv Technologies, LLC	Second Out Super Priority First Lien Term Loan	6/28/2024	834
Aventiv Technologies, LLC	Second Out Super Priority First Lien Term Loan	3/4/2025	595
Aventiv Technologies, LLC	Super Priority Second Lien Term Loan	1/2/2025	105
Barings CLO 2018-III	Subordinated Structured Note	5/18/2018	9,255
BCPE North Star US Holdco 2, Inc.	Second Lien Term Loan	12/30/2021, 10/28/2022	70,133
BCPE Osprey Buyer, Inc.	First Lien Delayed Draw Term Loan	9/26/2023	4,639
Belnick, LLC (d/b/a The Ubique Group)	First Lien Term Loan	6/27/2022, 12/1/2023	18,000
Cent CLO 21 Limited	Subordinated Structured Note	7/12/2018	1,024
Collections Acquisition Company, Inc.	First Lien Term Loan	1/13/2022, 3/14/2024, 10/30/2025	25,850
CP Energy Services Inc.	First Lien Term Loan	8/31/2023	2,900
CP Energy Services Inc.	First Lien Delayed Draw Term Loan	3/25/2025, 6/24/2025, 9/25/2025, 3/30/2026	9,100
CP Energy Services Inc.	First Lien Term Loan A to Spartan Energy Services, LLC	4/9/2021, 1/10/2022, 2/10/2023, 6/7/2024, 11/13/2024, 1/9/2025, 3/25/2025, 6/24/2025, 9/25/2025, 12/17/2025, 2/25/2026	31,281
CP Energy Services Inc.	Common Stock	10/11/2013, 12/26/2013, 4/6/2018, 12/31/2019	69,586
Credit Central Loan Company, LLC	Class A Units	12/28/2012, 3/28/2014, 6/26/2014, 9/28/2016, 8/21/2019	11,975
Credit Central Loan Company, LLC	First Lien Term Loan	6/26/2014, 9/28/2016, 12/16/2022, 1/27/2023, 9/30/2025	48,310
Credit Central Loan Company, LLC	Class P Units	1/27/2023	1,540
Discovery Point Retreat, LLC	First Lien Term Loan	5/9/2025	3,700
Discovery Point Retreat, LLC	Series A Preferred Stock	2/18/2026	750
DRI Holding, Inc.	First Lien Term Loan	4/26/2022, 7/21/2022	12,999
DRI Holding, Inc.	Second Lien Term Loan	5/18/2022	10,000
Druid City Infusion, LLC	First Lien Term Loan	3/6/2026	6,364
Echelon Transportation, LLC	Membership Interest	3/31/2014, 9/30/2014, 12/9/2016	22,488
Emerge Intermediate, Inc.	First Lien Term Loan	6/14/2024	1,467
Eze Castle Integration, Inc.	First Lien Delayed Draw Term Loan	10/7/2022, 9/5/2023, 1/10/2025	2,576
First Brands Group	First Lien Term Loan	4/27/2022, 9/19/2025	8,880
First Brands Group	Second Lien Term Loan	5/12/2022	4,938
First Tower Finance Company LLC	Class A Units	12/30/2013, 6/24/2014, 12/15/2015, 11/21/2016, 3/9/2018	39,885
First Tower Finance Company LLC	First Lien Term Loan to First Tower, LLC	12/15/2015, 3/9/2018, 3/24/2022, 5/30/2025, 6/27/2025	60,548
Freedom Marine Solutions, LLC	Membership Interest	10/1/2009, 12/22/2009, 1/13/2010, 3/30/2010, 5/13/2010, 2/14/2011, 4/28/2011, 7/7/2011, 10/20/2011, 10/30/2015, 1/7/2016, 4/11/2016, 8/11/2016, 1/30/2017, 4/20/2017, 6/13/2017, 8/30/2017, 1/17/2018, 2/15/2018, 5/8/2018, 10/31/2018, 5/14/2021, 4/18/2022, 2/15/2023, 7/2/2024, 8/12/2025, 2/18/2026	43,943
Galaxy XV CLO, Ltd.	Subordinated Structured Note	8/21/2015, 3/10/2017	9,161
Galaxy XXVII CLO, Ltd.	Subordinated Structured Note	6/11/2015	1,460
Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	Second Lien Term Loan	5/11/2021, 10/14/2021	54,649
Imperative Worldwide, LLC	First Lien Term Loan	10/26/2022, 6/1/2023, 9/30/2024	8,190
InterDent, Inc.	First Lien Term Loan A	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014, 7/14/2021, 3/28/2022	93,903
InterDent, Inc.	First Lien Term Loan B	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
InterDent, Inc.	Delayed Draw Term Loan B	12/20/2024, 3/24/2025, 5/27/2025, 6/23/2025, 9/25/2025, 12/23/2025, 3/26/2026	28,500
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of March 31, 2026

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
K&N HoldCo, LLC	Class A Membership Units	7/31/2024	105
Kickapoo Ranch Pet Resort	Membership Interest	10/21/2019, 12/4/2019	28
LCM XIV Ltd.	Subordinated Structured Note	9/25/2015, 5/18/2018	9,422
Lucky US BuyerCo LLC	First Lien Revolving Line of Credit	3/21/2024, 6/24/2024, 3/31/2025, 7/15/2025, 12/11/2025	2,520
MITY, Inc.	Common Stock	6/23/2014	7,200
MITY, Inc.	First Lien Term Loan A	1/17/2017, 3/23/2021, 2/14/2024, 3/15/2024, 5/15/2024, 9/16/2024, 12/3/2024, 4/4/2025, 10/29/2025, 1/26/2026, 3/20/2026	25,764
MITY, Inc.	First Lien Term Loan B	1/17/2017, 6/3/2019	11,000
MITY, Inc.	Series A Redeemable Preferred Stock	1/26/2026, 3/20/2026	720
Nationwide Loan Company LLC	Class A Units	3/28/2014, 6/18/2014, 9/30/2014, 6/29/2015, 3/31/2016, 8/31/2016, 5/31/2017, 10/31/2017	20,469
Nationwide Loan Company LLC	First Lien Delayed Draw Term Loan A	6/26/2024	2,250
Nationwide Loan Company LLC	First Lien Delayed Draw Term Loan B	3/6/2025	3,000
National Property REIT Corp.	First Lien Term Loan A	4/3/2020, 5/15/2020, 6/10/2020, 7/29/2020, 8/14/2020, 9/15/2020,10/15/2020, 10/30/2020, 11/10/2020, 11/13/2020, 11/19/2020, 12/11/2020, 1/27/2021, 2/25/2021, 3/11/2021, 5/14/2021, 6/14/2021, 6/25/2021, 8/16/2021, 11/15/2021, 11/26/2021, 12/1/2021, 12/28/2021, 1/14/2022, 2/15/2022, 3/17/2022, 3/28/2022, 4/1/2022, 4/7/2022, 5/24/2022, 6/6/2022, 7/5/2022, 8/31/2022, 10/6/2022, 1/10/2023, 2/28/2023, 4/4/2023, 4/6/2023, 4/28/2023, 6/9/2023, 6/14/2023, 7/5/2023, 7/14/2023, 8/31/2023, 9/29/2023, 10/4/2023, 10/20/2023, 11/30/2023, 1/3/2024, 1/18/2024, 2/29/2024, 3/8/2024, 4/2/2024, 5/31/2024, 7/8/2024, 8/30/2024, 10/10/2024, 12/02/2024, 1/6/2025, 1/8/2025, 3/20/2025, 4/3/2025, 5/15/2025, 7/3/2025, 8/18/2025, 3/11/2026	965,240
National Property REIT Corp.	First Lien Term Loan E	6/26/2024	35,300
New WPCC Parent, LLC	First Lien Term Loan	7/8/2025, 7/9/2025, 9/26/2025, 1/15/2026	5,306
New WPCC Parent, LLC	Series A Preferred Interests	9/4/2025, 9/11/2025, 9/12/2025, 11/14/2025, 12/17/2025, 2/6/2026, 2/11/2026	1,123
New WPCC Parent, LLC	Class A Common Interests	11/14/2025, 12/17/2025, 2/6/2026, 2/11/2026, 2/20/2026	67
NMMB, Inc.	First Lien Term Loan	12/30/2019, 3/28/2022	40,100
Octagon Investment Partners XV, Ltd.	Subordinated Structured Note	4/27/2015, 8/3/2015, 6/27/2017	10,516
Pacific World Corporation	Convertible Preferred Equity	4/3/2019, 4/29/2019, 6/3/2019, 10/4/2019, 11/12/2019, 12/20/2019, 1/7/2020, 3/5/2020, 12/30/2021, 1/26/2024, 7/31/2025, 8/15/2025, 9/12/2025, 12/19/2025, 3/26/2026	69,200
Pacific World Corporation	First Lien Term Loan A	12/22/2022, 11/25/2024, 3/7/2025	19,900
PeopleConnect Holdings, Inc.	First Lien Term Loan	10/21/2021, 2/9/2026	116,229
Precisely Software Incorporated	Second Lien Term Loan	5/28/2021, 6/24/2021, 6/3/2022	59,333
Preventics, Inc.	First Lien Term Loan 2	4/30/2025	1,900
Preventics, Inc.	Preferred Units	4/30/2025	38
Preventics, Inc.	Preferred Units	4/30/2025	527
QC Holdings TopCo, LLC	Second Lien Delayed Draw Term Loan	1/5/2026	1,669
Recovery Solutions Parent, LLC	First Lien Term Loan	6/27/2025, 7/8/2025, 1/15/2026, 1/21/2026	12,554
Recovery Solutions Parent, LLC	Common Stock	5/30/2025, 9/4/2025, 9/5/2025, 9/11/2025, 9/15/2025, 9/25/2025, 11/21/2025, 2/18/2026	3,473
RGIS Services, LLC	Membership Interest	5/28/2024, 12/12/2025	2,532
RME Group Holding Company	First Lien Term Loan B	12/29/2025	2,000
Rosa Mexicano	First Lien Revolving Line of Credit	3/27/2020, 10/13/2023, 2/7/2024, 5/17/2024, 8/12/2025, 11/3/2025	7,000
R-V Industries, Inc.	First Lien Term Loan	3/4/2022, 9/25/2023, 11/24/2025	17,700
R-V Industries, Inc.	Common Stock	12/27/2016	1,854
Shiftkey, LLC	First Lien Term Loan	8/26/2022, 9/14/2022, 9/23/2022	39,450
STG Distribution, LLC	First Lien DIP Term Loan	1/29/2026, 2/13/2026	2,925
The RK Logistics Group, Inc.	Class B Common Units	12/19/2023	1,250
The RK Logistics Group, Inc.	First Lien Term Loan	6/28/2024	13,000
Town & Country Holdings, Inc.	First Lien Term Loan	7/13/2018, 7/16/2018, 2/27/2024, 3/28/2024, 4/23/2024	115,000
Town & Country Holdings, Inc.	Common Stock	10/18/2024, 12/27/2024, 1/10/2025, 5/7/2025, 7/11/2025, 10/1/2025, 1/7/2026, 3/20/2026	49,382
United Sporting Companies, Inc.	Second Lien Term Loan	3/7/2013, 3/14/2024	59,325
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of March 31, 2026

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Universal Turbine Parts, LLC	First Lien Delayed Draw Term Loan	10/24/2019, 2/7/2020, 2/26/2020, 4/5/2021, 11/24/2023, 6/27/2025	6,716
Strategic Chemical Solutions Corp. (f/k/a USES Corp.)	First Lien Term Loan A	6/15/2016, 6/29/2016, 2/22/2017, 4/27/2017, 5/4/2017, 8/30/2017, 10/11/2017, 12/11/2018, 8/30/2019	14,100
Strategic Chemical Solutions Corp. (f/k/a USES Corp.)	First Lien Equipment Term Loan	6/23/2023, 7/3/2024, 11/6/2024, 1/9/2025	9,900
USG Intermediate, LLC	First Lien Term Loan B	8/24/2017, 7/30/2021, 2/9/2022, 8/17/2022, 5/12/2023, 12/20/2023, 2/21/2025	129,475
Valley Electric Company, Inc.	Common Stock	12/31/2012, 6/24/2014	18,502
Valley Electric Company, Inc.	First Lien Term Loan	6/30/2014, 8/31/2018, 3/28/2022	18,129
Valley Electric Company, Inc.	First Lien Term Loan B	5/1/2023	19,000

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
(41)On March 31, 2025, Prospect exercised certain rights and remedies under its loan documents to exercise voting rights in respect of the equity of Belnick, LLC and certain of its subsidiaries (“Belnick”), enabling Prospect to control 100% of the voting power of Belnick, and to, among other things, appoint new officers, all of whom are our Investment Adviser’s professionals. As a result, Prospect’s investment in Belnick became classified as a control investment. Effective May 22, 2025, Prospect established 100% ownership of Belnick Holdings of Delaware, LLC (“Belnick Delaware”), a wholly owned consolidated holdings company. On May 23, 2025, Belnick Delaware acquired a 100% voting interest in Belnick’s Class P Preferred units, which, together with the voting rights obtained through the proxy over the remaining Class A units, provides Prospect with 100% of the voting interest in Belnick. Belnick Delaware executed a share transfer agreement for the remaining Class A units and effective December 31, 2025, owns 100% of the membership units in Belnick. Belnick is a provider of high-volume, value-oriented furniture and furnishings to a broad range of residential and commercial end markets.

(42)This investment represents a Level 2 security in the ASC 820 table as of March 31, 2026. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.
(43)Investment provides future right to acquire voting securities not beneficially owned, subject to certain terms and conditions, including prior notice, which if exercised, could result in such investment becoming an affiliate or control investment.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of March 31, 2026
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

(48)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the All-in Rate and PIK Rate represents the cash rate as of March 31, 2026.

Additional Information - Derivative instrument held at fair value:

Counterparty	Contract	Currency Purchased (1)	Currency Sold	Settlement Date	Maturity Date Range	Derivative Asset Fair Value	% of Net Assets	Derivative Liability Fair Value	% of Net Assets (2)
Mizuho Capital Markets LLC	Foreign Currency Forward Contracts	ILS 688,277	$223,631	10/28/2025	6/23/2026 - 12/23/2030	$1,951	0.1%	$—	—%
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

(37)As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2025, with these controlled investments were as follows:

Controlled Companies	Fair Value at June 30, 2024	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at June 30, 2025		Interest income	Dividend income	Other income	Net realized gains (losses)
Belnick, LLC (d/b/a The Ubique Group)	$—	$76,346	$—	$(25,180)	$51,166	(c)	$2,748	$—	$33	$—
CP Energy Services Inc.	70,721	15,174	—	(536)	85,359		12,550	—	—	—
CP Energy - Spartan Energy Services, LLC	39,485	10,301	—	(12,956)	36,830		6,013	—	—	—
Credit Central Loan Company, LLC	79,230	7,949	—	(8,443)	78,736		8,711	—	—	—
Echelon Transportation, LLC	66,923	1,260	(1,260)	(1,270)	65,653		3,343	—	—	—
First Tower Finance Company LLC	605,928	27,616	(437)	127,411	760,518		65,954	—	421	—
Freedom Marine Solutions, LLC	12,651	975	—	(1,966)	11,660		—	—	—	—
InterDent, Inc.	463,883	32,479	—	(157,581)	338,781		39,207	—	—	—
Kickapoo Ranch Pet Resort	4,742	—	(800)	(25)	3,917		160	—	—	—
MITY, Inc.	85,583	4,265	—	4,570	94,418		9,336	—	107	12
National Property REIT Corp.	1,696,462	99,723	(285,386)	(209,827)	1,300,972		89,786	—	14,825	—
Nationwide Loan Company LLC	43,162	6,484	—	(12,866)	36,780		3,793	—	—	—
NMMB, Inc.	94,265	—	—	(22,058)	72,207		4,039	—	—	6,366
Pacific World Corporation	104,663	20,592	(4,875)	(12,410)	107,970		9,865	—	286	—
QC Holdings TopCo, LLC	—	77,286	—	—	77,286		37	—	2,319	—
R-V Industries, Inc.	102,402	10,000	—	(6,825)	105,577		5,558	8,774	—	—
Universal Turbine Parts, LLC	68,067	20,000	(107)	14,768	102,728		4,755	—	300	—
USES Corp.	17,989	8,638	(2,300)	(9,809)	14,518		2,775	—	—	—
Valley Electric Company, Inc.	316,419	—	—	34,872	351,291		12,677	—	666	—
Total	$3,872,575	$419,088	$(295,165)	$(300,131)	$3,696,367		$281,307	$8,774	$18,957	$6,378
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2025 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
InterDent, Inc.	First Lien Term Loan A	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014, 7/14/2021, 3/28/2022	93,903
InterDent, Inc.	First Lien Term Loan B	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
InterDent, Inc.	Delayed Draw Term Loan B	12/20/2024, 3/24/2025, 5/27/2025, 6/23/2025	14,000
Interventional Management Services, LLC	First Lien Revolving Line of Credit	2/25/2021, 11/17/2021	5,000
K&N HoldCo, LLC	Class A Membership Units	7/31/2024	105
Kickapoo Ranch Pet Resort	Membership Interest	10/21/2019, 12/4/2019	28
LCM XIV Ltd.	Subordinated Structured Note	9/25/2015, 5/18/2018	9,422
LGC US FINCO, LLC	First Lien Term Loan	3/2/2022	2,095
Lucky US BuyerCo LLC	First Lien Revolving Line of Credit	3/21/2024, 6/24/2024, 3/31/2025	2,054
MITY, Inc.	Common Stock	6/23/2014	7,200
MITY, Inc.	First Lien Term Loan A	1/17/2017, 3/23/2021, 2/14/2024, 3/15/2024, 5/15/2024, 9/16/2024, 12/3/2024, 4/4/2025	20,065
MITY, Inc.	First Lien Term Loan B	1/17/2017, 6/3/2019	11,000
Nationwide Loan Company LLC	Class A Units	3/28/2014, 6/18/2014, 9/30/2014, 6/29/2015, 3/31/2016, 8/31/2016, 5/31/2017, 10/31/2017	20,469
Nationwide Loan Company LLC	First Lien Delayed Draw Term Loan A	6/26/2024	2,250
Nationwide Loan Company LLC	First Lien Delayed Draw Term Loan B	3/6/2025	3,000
National Property REIT Corp.	First Lien Term Loan A	4/3/2020, 5/15/2020, 6/10/2020, 7/29/2020, 8/14/2020, 9/15/2020,10/15/2020, 10/30/2020, 11/10/2020, 11/13/2020, 11/19/2020, 12/11/2020, 1/27/2021, 2/25/2021, 3/11/2021, 5/14/2021, 6/14/2021, 6/25/2021, 8/16/2021, 11/15/2021, 11/26/2021, 12/1/2021, 12/28/2021, 1/14/2022, 2/15/2022, 3/17/2022, 3/28/2022, 4/1/2022, 4/7/2022, 5/24/2022, 6/6/2022, 7/5/2022, 8/31/2022, 10/6/2022, 1/10/2023, 2/28/2023, 4/4/2023, 4/6/2023, 4/28/2023, 6/9/2023, 6/14/2023, 7/5/2023, 7/14/2023, 8/31/2023, 9/29/2023, 10/4/2023, 10/20/2023, 11/30/2023, 1/3/2024, 1/18/2024, 2/29/2024, 3/8/2024, 4/2/2024, 5/31/2024, 7/8/2024, 8/30/2024, 10/10/2024, 12/02/2024, 1/6/2025, 1/8/2025, 3/20/2025, 4/3/2025, 5/15/2025	933,468
National Property REIT Corp.	First Lien Term Loan E	6/26/2024	35,300
NMMB, Inc.	First Lien Term Loan	12/30/2019, 3/28/2022	40,100
Octagon Investment Partners XV, Ltd.	Subordinated Structured Note	4/27/2015, 8/3/2015, 6/27/2017	10,516
Pacific World Corporation	Convertible Preferred Equity	4/3/2019, 4/29/2019, 6/3/2019, 10/4/2019, 11/12/2019, 12/20/2019, 1/7/2020, 3/5/2020, 12/30/2021, 1/26/2024	55,100
Pacific World Corporation	First Lien Term Loan A	12/22/2022, 11/25/2024, 3/7/2025	19,900
PeopleConnect Holdings, Inc.	First Lien Term Loan	10/21/2021	82,005
Precisely Software Incorporated	Second Lien Term Loan	5/28/2021, 6/24/2021, 6/3/2022	59,333
Preventics, Inc.	First Lien Term Loan 2	4/30/2025	1,900
Preventics, Inc.	Preferred Units	4/30/2025	38
Preventics, Inc.	Preferred Units	4/30/2025	527
Recovery Solutions Parent, LLC	First Lien Term Loan	6/27/2025	2,190
Recovery Solutions Parent, LLC	Common Stock	5/30/2025	102
Redstone Holdco 2 LP	Second Lien Term Loan	9/10/2021	17,903
RGIS Services, LLC	Membership Interest	5/28/2024	1,432
Rosa Mexicano	First Lien Revolving Line of Credit	3/27/2020, 10/13/2023, 2/7/2024, 5/17/2024	5,400
R-V Industries, Inc.	First Lien Term Loan	3/4/2022, 9/25/2023	8,700
R-V Industries, Inc.	Common Stock	12/27/2016	1,854
Shiftkey, LLC	First Lien Term Loan	8/26/2022, 9/14/2022, 9/23/2022	39,450
The RK Logistics Group, Inc.	Class B Common Units	12/19/2023	1,250
The RK Logistics Group, Inc.	First Lien Term Loan	6/28/2024	13,000
Town & Country Holdings, Inc.	First Lien Term Loan	7/13/2018, 7/16/2018, 2/27/2024, 3/28/2024, 4/23/2024	115,000
Town & Country Holdings, Inc.	Common Stock	10/18/2024, 12/27/2024, 1/10/2025, 5/7/2025	31,882
United Sporting Companies, Inc.	Second Lien Term Loan	3/7/2013, 3/14/2024	59,325
Universal Turbine Parts, LLC	First Lien Delayed Draw Term Loan	10/24/2019, 2/7/2020, 2/26/2020, 4/5/2021, 11/24/2023, 6/27/2025	6,716
USES Corp.	First Lien Term Loan A	6/15/2016, 6/29/2016, 2/22/2017, 4/27/2017, 5/4/2017, 8/30/2017, 10/11/2017, 12/11/2018, 8/30/2019	14,100
USES Corp.	First Lien Equipment Term Loan	6/23/2023, 7/3/2024, 11/6/2024, 1/9/2025	9,900
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
We consolidate certain of our wholly owned and substantially wholly owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements and are collectively referred to as the “Consolidated Holding Companies”: Belnick Holdings of Delaware, LLC (“Belnick Delaware”); CP Holdings of Delaware LLC (“CP Holdings”); Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC (“First Tower Delaware”); MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc. (“NMMB Holdings”); NPH Property Holdings, LLC (“NPH”); Prospect Opportunity Holdings I, Inc. (“POHI”); SB Forging Company, Inc. (“SB Forging”); STI Holding, Inc.; UTP Holdings Group Inc. (“UTP Holdings”); Valley Electric Holdings I, Inc. (“Valley Holdings I”); Valley Electric Holdings II, Inc. (“Valley Holdings II”); and Victor Holdings of Delaware, LLC (“Victor Holdings”).
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
Restricted cash relates to a contractual requirement for our Revolving Credit Facility to maintain a minimum cash balance in a reserve account. The contractual requirement is based upon our outstanding borrowing on our Revolving Credit Facility. Additionally, as of March 31, 2026, restricted cash also includes posted collateral to cover variation margin that may be restricted until the position is closed out. This balance is required by our custody control agreement to be held in a custody account.
Reclassifications
Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three and nine months ended March 31, 2026. See Note 12. Income Taxes and Note 16. Financial Highlights.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of March 31, 2026 and June 30, 2025, our qualifying assets as a percentage of total assets, stood at 81.58% and 85.27%, respectively.
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
Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific identification method. Amounts for investments traded but not yet settled are reported in Due to Broker or Due from Broker, in the Consolidated Statements of Assets and Liabilities. As of March 31, 2026 and June 30, 2025, we have no assets going through foreclosure.
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
Convertible Notes
Our previously outstanding 6.375% convertible notes due 2025, which matured during the fiscal year ended June 30, 2025, are referred to as the “2025 Notes” or the “Convertible Notes”. We recorded the Convertible Notes at their contractual amounts and at issuance, we determined that the embedded conversion options in the Convertible Unsecured Notes are not required to be separately accounted for as a derivative under ASC 815, Derivatives and Hedging. The Convertible Notes were repaid at maturity on March 3, 2025. See Note 5 for activity recorded during the three and nine months ended March 31, 2025.

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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectability of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and payment-in-kind (“PIK”) interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of March 31, 2026 and June 30, 2025, approximately 0.7% and 0.3%, respectively, of our total assets at fair value are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of March 31, 2026, we do not expect to have any excise tax due for the 2026 calendar year. Thus, we have not accrued any excise tax for this period.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2026, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations, and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2022 and thereafter remain subject to examination by the Internal Revenue Service.
Taxable Subsidiaries
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. As of March 31, 2026, and June 30, 2025, no net tax benefit or expense was recorded since they did not result in a material provision for income taxes. As of March 31, 2026, and June 30, 2025, the net deferred tax asset or liability was not material to the financial statements after taking into account valuation allowances.

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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) or Israeli Securities Authority (“ISA”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or reclassified to deferred debt issuance costs upon the receipt of proceeds from a debt offering and are presented and amortized in accordance with the above policy. The prepaid expenses are charged to expense if no offering is completed. As of March 31, 2026 and June 30, 2025, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.

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

Note 3. Portfolio Investments
As of March 31, 2026, we had investments in 89 portfolio investments and CLOs, which had an amortized cost of $6,192,901 and a fair value of $6,302,465. As of June 30, 2025, we had investments in 97 portfolio investments and CLOs, which had an amortized cost of $6,693,501 and a fair value of $6,673,516.
The original cost basis of debt and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $287,277 and $621,739 during the nine months ended March 31, 2026 and March 31, 2025, respectively. Debt repayments and considerations from sales of equity securities of approximately $536,168 and $857,347 were received during the nine months ended March 31, 2026 and March 31, 2025, respectively.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The following table shows the composition of our investment portfolio as of March 31, 2026 and June 30, 2025:

	March 31, 2026		June 30, 2025
	Cost	Fair Value	Cost	Fair Value
First Lien Revolving Line of Credit	$62,071	$57,004	$83,721	$81,551
First Lien Debt(1)	4,393,191	4,161,350	4,636,795	4,381,227
Second Lien Revolving Line of Credit	3,375	3,375	—	—
Second Lien Debt	764,637	589,679	965,712	765,806
Unsecured Debt	7,200	5,313	7,200	5,403
Subordinated Structured Notes	2,197	3,897	37,840	35,002
Equity	960,230	1,481,847	962,233	1,404,527
Total Investments	$6,192,901	$6,302,465	$6,693,501	$6,673,516
(1) First lien debt includes loans that the Company classifies as “unitranche” and loans classified as “first lien last out”. The total amortized cost and fair value of the unitranche and/or last out loans were $214,936 and $155,431, respectively, as of March 31, 2026. The total amortized cost and fair value of the unitranche and/or last out loans were $201,585 and $166,464, respectively, as of June 30, 2025.

The following table shows the fair value of our investments and derivative instruments disaggregated into the three levels of the ASC 820 valuation hierarchy as of March 31, 2026:

	Level 1	Level 2	Level 3	Total
First Lien Revolving Line of Credit	$—	$—	$57,004	$57,004
First Lien Debt(1)	—	1,603	4,159,747	4,161,350
Second Lien Revolving Line of Credit	—	—	3,375	3,375
Second Lien Debt	—	25,570	564,109	589,679
Unsecured Debt	—	—	5,313	5,313
Subordinated Structured Notes	—	—	3,897	3,897
Equity	—	—	1,481,847	1,481,847
Total Investments	$—	$27,173	$6,275,292	$6,302,465
Derivative Instruments(2)
Foreign currency forward contracts - Assets	$—	$1,951	$—	$1,951
Total Foreign currency forward contracts - Assets	$—	$1,951	$—	$1,951
Foreign currency forward contracts - Liabilities	$—	$—	$—	$—
Total Foreign currency forward contracts - Liabilities	$—	$—	$—	$—
(1) First lien debt includes loans that the Company classifies as “unitranche”. The total amortized cost and fair value of the unitranche loan was $214,936 and $155,431, respectively, as of March 31, 2026.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The following tables show the aggregate changes in the fair value of our Level 3 investments during the three months ended March 31, 2026:

	First Lien Revolving Line of Credit	First Lien Debt(2)	Second Lien Revolving Line of Credit	Second Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of December 31, 2025	$62,712	$4,249,641	$1,706	$616,270	$5,392	$14,010	$1,471,769	$6,421,500
Net realized gains (losses) on investments	—	473	—	(29,121)	4	(1,018)	(49,449)	(79,111)
Net change in unrealized (losses) gains	(1,439)	11,775	—	9,677	(79)	(77)	45,165	65,022
Net realized and unrealized (losses) gains	(1,439)	12,248	—	(19,444)	(75)	(1,095)	(4,284)	(14,089)
Purchases of portfolio investments	3,501	75,052	1,669	—	—	—	15,583	95,805
Payment-in-kind interest	783	14,062	—	2,211	—	—	2,414	19,470
Accretion of discounts and premiums, net	2	1,656	—	71	—	—	—	1,729
Decrease to Subordinated Structured Notes cost, net(3)	—	—	—	—	—	(9,018)	—	(9,018)
Repayments and sales of portfolio investments	(8,555)	(210,912)	—	(2)	(4)	—	(6,135)	(225,608)
Transfers within Level 3(1)	—	18,000	—	(20,500)	—	—	2,500	—
Transfers out of Level 3(1)	—	—	—	(14,497)	—	—	—	(14,497)
Transfers into Level 3(1)	—	—	—	—	—	—	—	—
Fair value as of March 31, 2026	$57,004	$4,159,747	$3,375	$564,109	$5,313	$3,897	$1,481,847	$6,275,292
(1) Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended March 31, 2026, one of our second lien notes transferred out of Level 3 to Level 2 because inputs to the valuation became observable. During the three months ended March 31, 2026, one of our second lien notes transferred to two First Lien Loans and three equity positions.
(2) First lien debt includes loans that the Company classifies as “unitranche” and a loan classified as “first lien last out”. The total amortized cost and fair value of the unitranche and/or last out loans were $214,936 and $155,431, respectively, as of March 31, 2026. The total amortized cost and fair value of the unitranche and/or last out loans were $204,025 and $146,910, respectively, as of December 31, 2025.
(3) Reduction to cost value of our Subordinated Structured Notes investments represents the difference between distributions received, or entitled to be received, for the three months ended March 31, 2026, of $9,018 and the effective yield interest income recognized on our Subordinated Structured Notes of $0.

The following tables show the aggregate changes in the fair value of our Level 3 investments during the nine months ended March 31, 2026:

	First Lien Revolving Line of Credit	First Lien Debt(2)	Second Lien Revolving Line of Credit	Second Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2025	$68,350	$4,351,777	$—	$726,372	$5,403	$35,002	$1,404,527	$6,591,431
Net realized (losses) gains on investments	—	(65,743)	—	(102,853)	12	(5,691)	(48,607)	(222,882)
Net change in unrealized (losses) gains	(4,056)	55,691	—	66,075	(90)	4,538	79,323	201,481
Net realized and unrealized (losses) gains	(4,056)	(10,052)	—	(36,778)	(78)	(1,153)	30,716	(21,401)
Purchases of portfolio investments	18,079	147,749	3,375	6,783	—	—	44,459	220,445
Payment-in-kind interest	1,979	42,982	—	3,524	—	—	6,622	55,107
Accretion of discounts and premiums, net	(18)	4,348	—	389	—	—	—	4,719
Decrease to Subordinated Structured Notes cost, net(3)	—	—	—	—	—	(29,313)	—	(29,313)
Repayments and sales of portfolio investments	(27,330)	(417,013)	—	(88,234)	(12)	(639)	(6,977)	(540,205)
Transfers within Level 3(1)	—	18,000	—	(20,500)	—	—	2,500	—
Transfers out of Level 3(1)	—	—	—	(48,947)	—	—	—	(48,947)
Transfers into Level 3(1)	—	21,956	—	21,500	—	—	—	43,456
Fair value as of March 31, 2026	$57,004	$4,159,747	$3,375	$564,109	$5,313	$3,897	$1,481,847	$6,275,292

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the nine months ended March 31, 2026, four of our first lien notes and one of our second lien notes transferred out of Level 3 to Level 2 because inputs to the valuation became observable. During the nine months ended March 31, 2026, two of our first lien notes and one of our second lien notes transferred out of Level 2 to Level 3 because inputs to the valuation became unobservable. During the nine months ended March 31, 2026, one of our second lien notes transferred to two First Lien Loans and three equity positions.
(2) First lien debt includes loans that the Company classifies as “unitranche” and a loan classified as “first lien last out”. The total amortized cost and fair value of the unitranche and/or last out loans were $214,936 and $155,431, respectively, as of March 31, 2026. The total amortized cost and fair value of the unitranche and/or last out loans were $201,585 and $166,464, respectively, as of June 30, 2025.
(3) Reduction to cost value of our Subordinated Structured Notes investments represents the difference between distributions received, or

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

entitled to be received, for the nine months ended March 31, 2026, of $29,313 and the effective yield interest income recognized on our Subordinated Structured Notes of $0.

The following tables show the aggregate changes in the fair value of our Level 3 investments during the three months ended March 31, 2025:

	First Lien Revolving Line of Credit	First Lien Debt(2)	Second Lien Revolving Line of Credit	Second Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of December 31, 2024	$104,279	$4,484,328	$—	$729,716	$5,118	$416,368	$1,354,205	$7,094,014
Net realized (losses) gains on investments	—	17	—	(4)	3	(63,195)	—	(63,179)
Net change in unrealized (losses) gains	314	(70,389)	—	(3,061)	33	(39,102)	(47,605)	(159,810)
Net realized and unrealized gains (losses)	314	(70,372)	—	(3,065)	36	(102,297)	(47,605)	(222,989)
Purchases of portfolio investments(3)	19,645	111,792	—	536	—	—	45,028	177,001
Payment-in-kind interest	106	18,214	—	—	—	—	—	18,320
Accretion of discounts and premiums, net	9	178	—	187	—	—	—	374
Decrease to Subordinated Structured Notes cost, net(4)	—	—	—	—	—	(13,819)	—	(13,819)
Repayments and sales of portfolio investments(3)	(6,949)	(161,152)	—	—	(3)	(108)	—	(168,212)
Transfers within Level 3(1)(3)	(40,754)	39,147	—	—	—	—	1,607	—
Transfers out of Level 3(1)	—	(144,594)	—	(43,193)	—	—	—	(187,787)
Transfers into Level 3(1)	—	—	—	—	—	—	—	—
Fair value as of March 31, 2025	$76,650	$4,277,541	$—	$684,181	$5,151	$300,144	$1,353,235	$6,696,902
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
The following tables show the aggregate changes in the fair value of our Level 3 investments during the nine months ended March 31, 2025:

	First Lien Revolving Line of Credit	First Lien Debt(2)	Second Lien Revolving Line of Credit	Second Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2024	$86,544	$4,519,816	$4,987	$1,038,882	$7,200	$531,690	$1,479,473	$7,668,592
Net realized gains (losses) on investments	—	(9,258)	—	(48,092)	7	(159,858)	6,367	(210,834)
Net change in unrealized gains (losses)	1,105	(66,862)	160	(46,055)	(2,049)	(16,408)	(192,425)	(322,534)
Net realized and unrealized gains (losses)	1,105	(76,120)	160	(94,147)	(2,042)	(176,266)	(186,058)	(533,368)
Purchases of portfolio investments(3)	43,664	442,775	(5,147)	1,263	—	—	60,277	542,832
Payment-in-kind interest	2,167	73,730	—	2,187	—	—	—	78,084
Accretion of discounts and premiums, net	47	3,963	—	1,066	—	—	—	5,076
Decrease to Subordinated Structured Notes cost, net(4)	—	—	—	—	—	(53,845)	—	(53,845)
Repayments and sales of portfolio investments(3)	(10,976)	(588,420)	—	(225,076)	(7)	(1,435)	(6,224)	(832,138)
Transfers within Level 3(1)(3)	(45,901)	36,935	—	3,199	—	—	5,767	—
Transfers out of Level 3(1)	—	(144,594)	—	(43,193)	—	—	—	(187,787)
Transfers into Level 3(1)	—	9,456	—	—	—	—	—	9,456
Fair value as of March 31, 2025	$76,650	$4,277,541	$—	$684,181	$5,151	$300,144	$1,353,235	$6,696,902
(1) Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the nine months ended March 31, 2025, two of our first lien notes and two of our second lien notes transferred out of Level 3 to Level 2 because inputs to the valuation became observable.
(2) First lien debt includes a loan that the Company classifies as “unitranche” and a loan classified as “first lien last out.” The total amortized

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

cost and fair value of the unitranche and/or last out loans and were $118,458 and $95,368, respectively, as of March 31, 2025. The total amortized cost and fair value of the unitranche and/or last out loans were $22,359 and $22,413, respectively, as of June 30, 2024.
(3)Includes reorganizations and restructuring of investments.
(4) Reduction to cost value of our Subordinated Structured Notes investments represents the difference between distributions received, or entitled to be received, for the nine months ended March 31, 2025, of $65,350 and the effective yield interest income recognized on our Subordinated Structured Notes of $11,505.
The three months ended March 31, 2026 and March 31, 2025, respectively net change in unrealized (losses) gains on the investments that use Level 3 inputs was $42,592 and $(159,088) for investments still held as of March 31, 2026 and March 31, 2025, respectively.
The nine months ended March 31, 2026 and March 31, 2025, respectively net change in unrealized (losses) gains on the investments that use Level 3 inputs was $177,710 and $(381,888) for investments still held as of March 31, 2026 and March 31, 2025, respectively.
The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of March 31, 2026 and June 30, 2025:

	March 31, 2026			June 30, 2025
	Cost	Fair Value	% of Portfolio	Cost	Fair Value	% of Portfolio
Equity Real Estate Investment Trusts (REITs)	$883,242	$1,112,198	17.6%	$922,647	$1,300,972	19.5%
Consumer Finance	745,563	1,158,766	18.4%	741,932	953,320	14.3%
Healthcare Providers & Services	765,497	734,214	11.6%	767,993	731,527	11.0%
All Other Industries	3,798,599	3,297,287	52.4%	4,260,929	3,687,697	55.2%
Total	$6,192,901	$6,302,465	100.0%	$6,693,501	$6,673,516	100.0%
As of March 31, 2026 investments in California comprised 12.9% of our investments at fair value, with a cost of $1,132,266 and a fair value of $811,536. As of March 31, 2026 investments in Mississippi comprised 15.1% of our investments at fair value, with a cost of $480,482 and a fair value of $952,349. As of June 30, 2025 investments in California comprised 11.9% of our investments at fair value, with a cost of $1,083,513 and a fair value of $794,097. As of June 30, 2025 investments in Mississippi comprised 11.4% of our investments at fair value, with a cost of $483,318 and a fair value of $760,518.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2026 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (4)
First Lien Debt	$1,327,068	Discounted cash flow (Yield analysis)	Market yield	7.8%	to	27.5%	11.7%
First Lien Debt	863,212	Discounted cash flow	Discount Rate	6.5%	to	10.5%	7.3%
			Terminal Cap Rate	5.5%	to	8.3%	6.1%
First Lien Debt	650,399	Enterprise value waterfall (Market approach)	EBITDA multiple	5.0x	to	12.8x	9.8x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	10.8%	to	17.5%	15.0%
First Lien Debt	491,904	Enterprise value waterfall (Market approach)	EBITDA multiple	4.8x	to	10.0x	8.5x
First Lien Debt	449,336	Enterprise value waterfall (Market approach)	Tangible book value multiple	3.5x	to	4.0x	4.0x
			Earnings multiple	8.8x	to	13.3x	13.3x
First Lien Debt	311,196	Enterprise value waterfall (Market approach)	Revenue multiple	0.3x	to	2.5x	1.7x
First Lien Debt	79,982	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.4x	to	2.2x	2.2x
First Lien Debt	15,131	Discounted cash flow (Yield analysis)	Market yield	13.1%	to	13.1%	13.1%
		Option Pricing Model	Expected volatility	50.0%	to	60.0%	60.0%
First Lien Debt	11,440	Enterprise value waterfall (Discounted cash flow)	Discount rate	10.0%	to	30.0%	15.3%
First Lien Debt	9,982	Enterprise value waterfall (Market approach)	Revenue multiple	1.1x	to	1.5x	1.5x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	18.0%	to	20.0%	18.0%
First Lien Debt	7,101	Enterprise value waterfall (Market approach)	Revenue multiple	0.3x	to	0.5x	0.4x
		Asset recovery analysis	Recoverable amount	n/a			n/a
Second Lien Debt	476,877	Discounted cash flow (Yield analysis)	Market yield	11.2%	to	28.7%	15.6%
Second Lien Debt	73,639	Enterprise value waterfall (Market approach)	EBITDA multiple	6.3x	to	7.8x	7.3x
Second Lien Debt	8,807	Asset recovery analysis	Recoverable amount	n/a			n/a
Second Lien Debt	8,161	Enterprise value waterfall (Market approach)	EBITDA multiple	5.0x	to	7.8x	6.4x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	10.8%	to	12.8%	11.8%
Subordinated Structured Notes	3,897	Discounted cash flow	Discount rate (2)	13.1%	to	13.8%	13.4%
Unsecured Debt	5,313	Enterprise value waterfall (Market approach)	EBITDA multiple	5.0x	to	6.8x	6.8x
Preferred Equity	117,017	Enterprise value waterfall (Market approach)	EBITDA multiple	4.5x	to	10.0x	8.2x
Preferred Equity	33,754	Option Pricing Model	Expected volatility	60.0%	to	70.0%	70.0%
		Enterprise value waterfall (Market approach)	EBITDA multiple	6.0x	to	7.5x	7.2x
Liquidation Trust	10,132	Deficiency claim analysis	Recoverable amount	n/a			n/a
Common Equity/Interests/Warrants	515,412	Enterprise value waterfall (Market approach)	EBITDA multiple	4.5x	to	11.0x	8.8x
Common Equity/Interests/Warrants	503,013	Enterprise value waterfall (Market approach)	Tangible book value multiple	3.5x	to	4.0x	4.0x
			Earnings multiple	8.8x	to	13.3x	13.3x

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (4)
Common Equity/Interests/Warrants	228,332	Discounted cash flow	Discount rate	6.5%	to	10.5%	7.3%
			Terminal Cap Rate	5.5%	to	8.3%	6.1%
Common Equity/Interests/Warrants	23,334	Enterprise value waterfall (Discounted cash flow)	Discount rate	10.0%	to	30.0%	15.6%
Common Equity/Interests/Warrants (3)	20,654	Discounted cash flow	Discount rate	6.5%	to	10.5%	7.3%
			Terminal Cap Rate	5.5%	to	8.3%	6.1%
Common Equity/Interests/Warrants	17,571	Enterprise value waterfall (Market Approach)	EBITDA multiple	5.8x	to	12.8x	6.8x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	15.0%	to	17.5%	15.0%
Common Equity/Interests/Warrants	11,543	Asset recovery analysis	Recoverable amount	n/a			n/a
Common Equity/Interests/Warrants	1,085	Discounted cash flow	Discount rate	21.3%	to	22.3%	21.3%
Total Level 3 Investments	$6,275,292

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Changes in Valuation Techniques
During the nine months ended March 31, 2026, the valuation methodology for Aventiv Technologies, LLC (“Aventiv”) for the Third Out Super Priority First Lien Term Loan changed from relying solely on market quotes to a combination of market quotes and enterprise value waterfall, since market quotes were less active in the current period and given the performance of Aventiv. The fair value of our investment in Aventiv’s Third Out Super Priority First Lien Term Loan increased to $22,658, as of March 31, 2026, a discount of $6,919 from its amortized cost, compared to the $8,404 unrealized discount recorded at June 30, 2025.
During the nine months ended March 31, 2026, the valuation methodology for Barracuda Parent LLC for the Second Lien Term Loan changed from the yield analysis to relying solely on market quotes, since market quotes were more active in the current period. The fair value of our investment in the Second Lien Term Loan decreased to $7,300 as of March 31, 2026, a discount of $12,375 from its amortized cost, compared to the $3,430 unrealized discount recorded at June 30, 2025.
During the nine months ended March 31, 2026, the valuation methodology for Credit.com Holdings LLC (“Credit.com”) for the First Lien Term Loan A changed from the yield analysis to the enterprise value waterfall, given Credit.com’s declining performance. The fair value of our investment in the First Lien Term Loan A decreased to $11,326 as of March 31, 2026, a discount of $29,187 from its amortized cost, compared to the $2,182 unrealized discount recorded at June 30, 2025.
During the nine months ended March 31, 2026, the valuation methodology for Druid City Infusion, LLC (“Druid City”) for the Convertible First Lien Term Loan changed from a combination of the yield analysis, Black-Scholes Option Pricing Method, and enterprise value waterfall, to solely the enterprise value waterfall, given Druid City’s continued performance in excess of underwriting expectations, which resulted in comparable valuation outcomes across methodologies and a valuation increasingly driven by expected recovery rather than optionality. The fair value of our investment in the Convertible First Lien Term Loan increased to $37,618 as of March 31, 2026, a premium of $18,088 from its amortized cost, compared to the $11,438 unrealized premium recorded at June 30, 2025.
During the nine months ended March 31, 2026, the valuation methodology for First Brands Group for the Second Lien Term Loan changed from the yield analysis to relying solely on market quotes, since market quotes were more active in the current period. As a result of the quoted prices, the fair value of our investment in the Second Lien Term Loan decreased to $45 as of March 31, 2026, a discount of $36,955 from its amortized cost, compared to the $2,573 unrealized discount recorded at June 30, 2025.
During the nine months ended March 31, 2026, the valuation methodology for Medical Solutions Holdings, Inc. changed from the yield analysis to the enterprise value waterfall, given the performance and conditions of Medical Solutions Holdings, Inc. As a result, the fair value of our investment decreased to $15,267, as of March 31, 2026, a discount of $39,176 from its amortized cost, compared to the $25,825 unrealized discount recorded at June 30, 2025.
During the nine months ended March 31, 2026, the valuation methodology for Rising Tide Holdings Inc. (“Rising Tide”) for the First Lien First Out Term Loan, First Lien Second Out Term Loan, and the Class A Common Units changed from the enterprise value waterfall to a combination of enterprise value waterfall and asset recovery analysis, given the performance of Rising Tide. The fair value of our investment in Rising Tide’s First Lien First Out Term Loan, First Lien Second Out Term Loan, and Class A Units were $2,177, $3,550, and $0, respectively, as of March 31, 2026, a discount of $462, $2,840, and $23,898, respectively, from its amortized cost, compared to the $0, $2,264, and $23,898 unrealized discount, respectively, recorded at June 30, 2025.
During the nine months ended March 31, 2026, the valuation methodology for Shutterfly Finance, LLC for the First Lien Term Loan changed from solely relying on market quotes to relying on a combination of market quotes and yield analysis, since market quotes were less liquid in the current period. As a result of consistent performance, the fair value of our investment in the First Lien Term Loan is $2,406, as of March 31, 2026, which is equal to its amortized cost. The fair value of the investment as of June 30, 2025 also equaled its amortized cost.
During the nine months ended March 31, 2026, the valuation methodology for STG Distribution, LLC for the First Out First Lien Term Loan and the Third Out First Lien Term Loan changed from the yield analysis and Black-Scholes Option Pricing Method, respectively, to the enterprise value waterfall, to reflect the expected attributable recovery associated with a post-Chapter 11 restructuring. The Chapter 11 filing occurred on January 12, 2026. As of March 31, 2026, the fair value of our investment in STG Distribution, LLC’s First Out First Lien Term Loan and Third Out First Lien Term Loan were $6,076 and $0, representing a premium of $190 and a discount of $18,604 to their respective amortized costs, compared to an unrealized premium of $263 and an unrealized discount of $13,048 recorded at June 30, 2025.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

During the nine months ended March 31, 2026, the valuation methodology for Victor Technology, LLC for the First Lien Term Loan changed from the yield analysis to the enterprise value waterfall, given the decline in performance and conditions at Victor Technology, LLC. As a result, the fair value of our investment in Victor Technology, LLC’s First Lien Term Loan decreased to $6,006, as of March 31, 2026, a discount of $4,719 from its amortized cost, compared to the $99 unrealized discount recorded at June 30, 2025.
During the nine months ended March 31, 2026, the valuation methodology for WatchGuard Technologies, Inc. changed from a combination of the yield analysis and market quotes to solely the yield analysis, given market quotes were less active in the current period. As a result, the fair value of our investment decreased to $33,728, as of March 31, 2026, a discount of $47 to its amortized cost, compared to the $165 unrealized discount recorded at June 30, 2025.
Credit Quality Indicators and Undrawn Commitments
As of March 31, 2026, $3,579,092 of our loans to portfolio companies, at fair value, bear interest at floating rates and, if applicable, have LIBOR or SOFR floors ranging from 0.5% - 5.5%. As of March 31, 2026, $1,237,629 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 5.75% to 30.0%. As of June 30, 2025, $4,010,055 of our loans to portfolio companies, at fair value, bore interest at floating rates and, if applicable, have LIBOR or SOFR floors ranging from 0.5% to 5.5%. As of June 30, 2025, $1,223,932 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 6.0% to 18.0%.
As of March 31, 2026 and June 30, 2025, the cost basis of our loans on non-accrual status amounted to $298,574 and $273,713 respectively, with fair value of $44,012 and $23,654, respectively. The fair values of these investments represent approximately 0.7% and 0.3% of our total assets at fair value as of March 31, 2026 and June 30, 2025, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 3.00%. As of March 31, 2026 and June 30, 2025, we had $27,658 and $40,707, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies of which $16,688 and $15,900 are considered at the Company’s sole discretion. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of March 31, 2026 and June 30, 2025 as they were all floating rate instruments that repriced frequently.
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
During the nine months ended March 31, 2026, we provided $31,772 of debt financing to NPRC to fund real estate capital expenditures and provide working capital.
During the nine months ended March 31, 2026, we received partial repayments of $71,177 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

As of March 31, 2026, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $883,242 and a fair value of $1,112,198, primarily related to NPRC’s real estate portfolio. The real estate portfolio was comprised of forty-four multi-family properties, three student housing properties, four senior living properties, and two commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of March 31, 2026:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Taco Bell, OK	Yukon, OK	6/4/2014	$1,719	$—
2	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
3	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	21,569
4	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	22,945
5	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	43,656
6	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	25,935
7	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	21,372
8	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	31,810
9	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	27,625
10	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	17,195
11	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	9,957
12	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,068
13	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,234
14	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	148,553
15	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	85,855
16	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	14,958
17	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	52,491
18	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,159
19	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	34,675
20	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	91,780
21	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	57,925
22	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	29,766
23	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	46,738
24	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,397
25	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
26	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	75,546
27	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
28	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	38,669
29	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,734
30	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,055
31	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
32	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,049
33	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
34	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	18,615
35	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
36	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,975
37	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,955
38	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,203
39	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,601
40	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	106,850
41	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	66,473
42	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
43	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	37,005
44	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	29,916
45	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	24,638
46	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
47	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
48	TP Pueblo, LLC	Pueblo, CO	5/26/2022	$31,500	$20,166
49	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
50	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
51	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,482
52	NPRC Apex Holdings LLC	Cincinnati, OH	1/19/2024	34,225	27,712
53	NPRC Parkton Holdings LLC	Cincinnati, OH	1/19/2024	45,775	37,090
				$2,262,816	$1,959,026
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
For the nine months ended March 31, 2026 and March 31, 2025, NPRC was deemed to be a significant subsidiary due to income. The following table shows summarized income statement information for NPRC for the periods included in this quarterly report:

	Three Months Ended March 31,		Nine Months Ended March 31,
Summary Statement of Operations	2026	2025	2026	2025
Total income	$111,784	$91,855	$426,263	$333,476
Operating expenses	(47,665)	(43,387)	(156,555)	(164,319)
Operating income	64,119	48,468	269,708	169,157
Interest expense	(39,261)	(52,925)	(125,484)	(179,162)
Depreciation and amortization	(24,715)	(27,993)	(77,210)	(84,334)
Fair value adjustment	(92)	(19,371)	(4,396)	(26,777)
Net Income (loss)	$50	$(51,821)	$62,617	$(121,116)

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

During the nine months ended March 31, 2026 and March 31, 2025, First Tower Finance Company LLC (“First Tower Finance”) was deemed a significant subsidiary due to income. The following table shows First Tower Finance summarized income statement information for the periods included within this quarterly report:

	Three Months Ended March 31,		Nine Months Ended March 31,
Summary Statement of Operations	2026	2025	2026	2025
Total income	$90,061	$78,928	$270,572	$237,445
Gross profit	$22,734	$18,038	$78,821	$56,481
Net Profit (loss)	$(1,037)	$(3,725)	$7,841	$(8,851)

Note 4. Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, PCF, a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective June 28, 2024, we completed an extension and upsizing of the revolving credit facility (the “Revolving Credit Facility”). The lenders have extended commitments of $2,121,500 as of March 31, 2026. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $2,250,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extended the maturity date to June 28, 2029 and the revolving period through June 28, 2028, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements, among other items. The Revolving Credit Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. As of March 31, 2026, we were in compliance with the applicable covenants of the Revolving Credit Facility.
The interest rate on borrowings under the Revolving Credit Facility is one-month SOFR plus 205 basis points. Additionally, the lenders charge a fee on the unused portion of the revolving credit facility amount equal to either 40 basis points if more than 60% of the revolving credit facility amount is drawn, 70 basis points if more than 35% and an amount less than or equal to 60% of the revolving credit facility amount is drawn, or 150 basis points if an amount less than or equal to 35% of the revolving credit facility amount is drawn. The Revolving Credit Facility requires us to pledge assets as collateral in order to borrow under the Revolving Credit Facility. As of March 31, 2026, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility, had an aggregate fair value of $2,190,339, which represents 34.6% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $2,121,500.
For the three and nine months ended March 31, 2026 and March 31, 2025, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Average stated interest rate	5.73%	6.37%	6.07%	6.86%
Average outstanding balance	$738,234	$733,302	$817,003	$774,279

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

As of March 31, 2026 and June 30, 2025, we had $799,535 and $570,532, respectively, available to us for borrowing under the Revolving Credit Facility, net of $403,711 and $856,322 outstanding borrowings as of the respective balance sheet dates.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $38,278 of fees, all of which are being amortized over the term of the facility. As of March 31, 2026 and June 30, 2025, $15,304 and $18,842, respectively, of the fees remain to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended March 31, 2026 and March 31, 2025, we recorded $14,238 and $15,423, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the nine months ended March 31, 2026 and March 31, 2025, we recorded $48,374 and $51,312, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
During the three and nine months ended March 31, 2025, we recorded $1,826 and $7,287, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
On March 3, 2025, we repaid the remaining outstanding principal amount of $156,168 of the 2025 Notes, plus interest, at maturity.
Following the maturity of the 2025 Notes during the year ended June 30, 2025, none of the 2025 Notes remained outstanding and as of March 31, 2026 and June 30, 2025, none of the original issue discount and none of the debt issuance costs remain to be amortized.
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
During the three months ended March 31, 2026, we did not have repurchase activity on the 3.364% 2026 Notes. During the nine months ended March 31, 2026, we repurchased $34,837 aggregate principal amount of the 3.364% 2026 Notes at a weighted average price of 96.87%, including commissions, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $1,006 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 3.364% 2026 Notes.
As of March 31, 2026 and June 30, 2025, the outstanding aggregate principal amount of the 3.364% 2026 Notes were $265,163 and $300,000, respectively.
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
During the three months ended March 31, 2026, we did not have repurchase activity on the 3.437% 2028 Notes. During the nine months ended March 31, 2026, we repurchased $20,250 aggregate principal amount of the 3.437% 2028 Notes at a weighted average price of 89.46%, including commissions, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $2,009 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 3.437% 2028 Notes.
As of March 31, 2026 and June 30, 2025, the outstanding aggregate principal amount of the 3.437% 2028 Notes were $279,750 and $300,000, respectively.
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
The Deed of Trust contains other terms and conditions, including, without limitation, affirmative and negative covenants, such as minimum total equity (common equity plus preferred equity), a maximum ratio of net debt to total assets, a minimum ratio of total equity (common equity plus preferred equity) to total assets, and a negative pledge. These and other covenants are subject to important limitations and exceptions that are described in the Deed of Trust. In addition, the Deed of Trust contains

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

customary events of default, with customary cure and notice periods, for a notes offering in Israel. Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2026, we are in compliance with the financial covenants of the Deed of Trust. In connection with the issuance of the 5.50% 2030 Notes, the Company entered into foreign exchange forward contracts in an aggregate notional amount equal to the expected interest and principal payments under the 5.50% 2030 Notes.

As of March 31, 2026 and June 30, 2025, the outstanding aggregate principal amount of the 5.50% 2030 Notes were $172,521 and $0 respectively.
On November 2, 2025, the Company’s shares of common stock listed and commenced trading on the TASE under the ticker symbol “PSEC”.

The 2026 Notes, the 3.364% 2026 Notes, the 3.437% 2028 Notes, and the 5.50% 2030 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $12,192 and debt issuance costs of $12,094, which are being amortized over the term of the notes. As of March 31, 2026 and June 30, 2025, $5,465 and $3,566 of the original issue discount and $6,001 and $2,990, respectively, of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended March 31, 2026 and March 31, 2025, we recorded $7,979 and $9,580, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the nine months ended March 31, 2026 and March 31, 2025, we recorded $21,369 and $29,306, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
The following table provides the terms and the estimated fair values of the Company’s derivative instruments, which are presented as separate asset and liability values, if applicable, on a gross basis within the corresponding line items in the Consolidated Statements of Assets and Liabilities as of March 31, 2026:

Derivative Instruments	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date Range	Gross Fair Value of Recognized Assets	Consolidated Statement of Assets and Liabilities Location	Gross Fair Value Amount of Recognized Liabilities	Consolidated Statement of Assets and Liabilities Location
Forward Contracts designated as cash flow hedging instruments	ILS 142,567	$45,108	June 23, 2026 - December 23, 2030	$847	Derivative Assets	$—	Derivative Liabilities
Forward Contracts designated as fair value hedging instruments	ILS 545,710	$178,523	December 31, 2030	$1,104	Derivative Assets	$—	Derivative Liabilities
				$1,951		$—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The following table summarizes the impact that changes in the fair values of derivatives designated as fair value hedges on earnings and reclassification of derivatives designated as cash flow hedges into earnings:

			Three Months Ended March 31,		Nine Months Ended March 31,
Derivative Instruments	Consolidated Statement of Operations Location	Effect of Derivative Instruments	2026	2025	2026	2025
Forward Contracts designated as cash flow hedging instruments	Interest Expense	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$74	$—	$74	$—
Forward Contracts designated as fair value hedging instruments (1)	Net change in unrealized gains (losses) from derivative instruments and foreign currency transactions	Gain (loss) recognized in Income	$1,239	$—	$4,884	$—

(1) As of March 31, 2026, the net carrying value of the 5.50% 2030 Notes designated as the hedged item in the fair value hedge of the principal was $165,154. Because the hedge is designated for foreign currency exchange risk, the related changes in the 5.50% 2030 Notes’ net carrying value arose from foreign currency remeasurement, with offsetting changes in the related forward contract recognized in Net change in unrealized gains (losses) from derivative instruments and foreign currency transactions.

As of March 31, 2026, the estimated amount of net gains recognized in accumulated other comprehensive income (loss) that are expected to be reclassified into earnings as a decrease to interest expense, net within the next 12 months is approximately $245.
The Company is required to post collateral if the Company is in a net liability position with its counterparty in excess of $250. As of March 31, 2026, the Company posted collateral of $0, which is included in restricted cash, within cash and cash equivalents on the Consolidated Statements of Assets and Liabilities. The Company also does not offset the fair value of derivative instruments against cash collateral posted or received.

Note 7. Prospect Capital InterNotes®
On February 13, 2020, we entered into a selling agent agreement with InspereX LLC (formerly known as “Incapital LLC”) (as amended, the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with previously authorized selling agent agreements, the “InterNotes® Offerings”). On February 6, 2026, our Board of Directors reauthorized $1,000,000 of Prospect Capital InterNotes® for sale under the Selling Agent Agreement. Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. Certain notes issued through the InterNotes® Offerings have been repaid and we have, from time to time, repurchased or redeemed such other notes and, therefore, as of March 31, 2026, $629,946 aggregate principal amount of Prospect Capital InterNotes® were outstanding.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the nine months ended March 31, 2026, we issued $22,882 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $22,559. These notes were issued with stated interest rates ranging from 6.25% to 8.00% with a weighted average interest rate of 6.80%. These notes will mature between July 15, 2028 and April 15, 2033. The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2026:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$14,208	6.25% – 7.50%	6.57%	July 15, 2028 – April 15, 2029
5	2,583	6.50% – 7.75%	7.00%	July 15, 2030 – April 15, 2031
7	6,091	6.75% – 8.00%	7.27%	July 15, 2032 – April 15, 2033
	$22,882
During the nine months ended March 31, 2025, we issued $145,859 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $143,779. These notes were issued with stated interest rates ranging from 6.50% to 7.75% with a weighted average interest rate of 7.14%. These notes will mature between July 15, 2027 and December 15, 2034.

The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2025:

Tenor at Origination (in years)	Principal Amount	Interest Rate	Weighted Average Interest Rate	Maturity Date Range
3	$57,252	6.50% - 7.25%	6.94%	July 15, 2027 – April 15, 2028
5	47,155	6.75% - 7.50%	7.16%	July 15, 2029 – April 15, 2030
10	41,452	7.00% - 7.75%	7.39%	July 15, 2034 – December 15, 2034
	$145,859
During the nine months ended March 31, 2026, we repaid $9,171 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option of the InterNotes®. During the nine months ended March 31, 2026, we also redeemed $20,658 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 6.41%. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the nine months ended March 31, 2026 was $282.

The following table summarizes the Prospect Capital InterNotes® outstanding as of March 31, 2026:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$115,851	6.00% – 7.50%	7.27%	January 15, 2027 – April 15, 2029
5	185,080	2.25% – 7.75%	5.69%	April 15, 2026 – April 15, 2031
6	18,232	3.00% – 6.25%	3.91%	June 15, 2027 – November 15, 2029
7	40,901	2.75% – 8.00%	4.92%	January 15, 2028 – April 15, 2033
8	3,090	3.40% – 3.50%	3.74%	June 15, 2029 – July 15, 2029
10	161,565	3.15% – 8.00%	6.13%	August 15, 2029 – December 15, 2034
12	12,202	3.70% – 4.00%	4.21%	June 15, 2033 – July 15, 2033
15	12,380	3.50% – 4.50%	4.09%	July 15, 2036 – February 15, 2037
18	2,839	4.50% – 5.50%	5.21%	January 15, 2031 – April 15, 2031
20	3,864	5.75% – 7.50%	6.43%	November 15, 2032 – November 15, 2043
25	7,198	6.25% – 6.50%	6.58%	November 15, 2038 – May 15, 2039
30	66,744	4.00% – 6.63%	5.62%	November 15, 2042 – March 15, 2052
Principal Outstanding	$629,946
Unamortized Debt Issuance	(7,662)
Carrying Amount	$622,284

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
During the three months ended March 31, 2026 and March 31, 2025, we recorded $9,319 and $9,322, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
During the nine months ended March 31, 2026 and March 31, 2025, we recorded $28,270 and $25,985, respectively, of interest costs and amortization of financings costs on the Prospect Capital InterNotes® as interest expense.
Note 8. Fair Value and Maturity of Debt Outstanding
As of March 31, 2026, our asset coverage ratio stood at 360.5% based on the outstanding principal amount of our senior securities representing indebtedness of $1,751,091 and our asset coverage ratio on our senior securities that are stock was 180.1%. As of June 30, 2025, our asset coverage ratio stood at 319.4% based on the outstanding principal amount of our senior securities representing indebtedness of $2,103,554 and our asset coverage ratio on our senior securities that are stock was 173.3%. See Note 9. Equity Offerings, Offering Expenses and Distributions for additional discussion on our senior securities that are stock.
Information about our senior securities is shown in the following table as of the end of each of the last ten fiscal years and as of March 31, 2026:

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Credit Facility
Fiscal 2026 (as of March 31, 2026)	$403,711	$15,637	—	—
Fiscal 2025 (as of June 30, 2025)	856,322	7,846	—	—
Fiscal 2024 (as of June 30, 2024)	794,796	9,746	—	—
Fiscal 2023 (as of June 30, 2023)	1,014,703	7,639	—	—
Fiscal 2022 (as of June 30, 2022)	839,464	9,015	—	—
Fiscal 2021 (as of June 30, 2021)	356,937	17,408	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Fiscal 2020 (as of June 30, 2020)	237,536	22,000	—	—
Fiscal 2019 (as of June 30, 2019)	167,000	34,298	—	—
Fiscal 2018 (as of June 30, 2018)	37,000	155,503	—	—
Fiscal 2017 (as of June 30, 2017)	—	—	—	—
Fiscal 2016 (as of June 30, 2016)	—	—	—	—

2016 Notes(4)
Fiscal 2016 (as of June 30, 2016)	$167,500	$2,269	—	—

2017 Notes(5)
Fiscal 2017 (as of June 30, 2017)	$50,734	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	129,500	2,269	—	—

2018 Notes(6)
Fiscal 2017 (as of June 30, 2017)	$85,419	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—

2019 Notes(7)
Fiscal 2018 (as of June 30, 2018)	$101,647	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	200,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—

5.00% 2019 Notes(8)
Fiscal 2018 (as of June 30, 2018)	$153,536	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	300,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	300,000	2,269	—	—

2020 Notes(11)
Fiscal 2019 (as of June 30, 2019)	$224,114	$2,365	—	—
Fiscal 2018 (as of June 30, 2018)	392,000	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	392,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	392,000	2,269	—	—

2022 Notes(15)
Fiscal 2022 (as of June 30, 2022)	$60,501	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	111,055	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	258,240	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	328,500	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	328,500	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	225,000	2,251	—	—

2023 Notes(9)(16)
Fiscal 2022 (as of June 30, 2022)	$284,219	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	284,219	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	319,145	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	318,863	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	318,675	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	248,507	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	248,293	2,269	—	—

2024 Notes(12)

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Fiscal 2020 (as of June 30, 2020)	$233,788	$2,408	—	$959
Fiscal 2019 (as of June 30, 2019)	234,443	2,365	—	1,002
Fiscal 2018 (as of June 30, 2018)	199,281	2,452	—	1,029
Fiscal 2017 (as of June 30, 2017)	199,281	2,251	—	1,027
Fiscal 2016 (as of June 30, 2016)	161,364	2,269	—	951

6.375% 2024 Notes(9)(17)
Fiscal 2023 (as of June 30, 2023)	$81,240	$2,970	—	—
Fiscal 2022 (as of June 30, 2022)	81,240	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	81,389	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	99,780	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	99,726	2,365	—	—

2025 Notes(18)
Fiscal 2024 (as of June 30, 2024)	$156,168	$3,155	—	—
Fiscal 2023 (as of June 30, 2023)	156,168	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	156,168	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	156,168	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	201,250	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	201,250	2,365	—	—

2026 Notes(19)
Fiscal 2024 (as of June 30, 2024)	$400,000	$3,155	—	—
Fiscal 2023 (as of June 30, 2023)	400,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	400,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	400,000	2,740	—	—

3.364% 2026 Notes
Fiscal 2026 (as of March 31, 2026)	$265,163	$3,605	—	—
Fiscal 2025 (as of June 30, 2025)	300,000	3,194	—	—
Fiscal 2024 (as of June 30, 2024)	300,000	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	300,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	300,000	2,740	—	—

3.437% 2028 Notes
Fiscal 2026 (as of March 31, 2026)	$279,750	$3,605	—	—
Fiscal 2025 (as of June 30, 2025)	300,000	3,194	—	—
Fiscal 2024 (as of June 30, 2024)	300,000	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	300,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—

2028 Notes(13)
Fiscal 2020 (as of June 30, 2020)	$70,761	$2,408	—	$950
Fiscal 2019 (as of June 30, 2019)	70,761	2,365	—	984
Fiscal 2018 (as of June 30, 2018)	55,000	2,452	—	1,004

2029 Notes(14)
Fiscal 2021 (as of June 30, 2021)	$69,170	$2,740	—	$1,028
Fiscal 2020 (as of June 30, 2020)	69,170	2,408	—	970
Fiscal 2019 (as of June 30, 2019)	69,170	2,365	—	983

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
5.50% 2030 Notes(20)
Fiscal 2026 (as of March 31, 2026)	$172,521	$3,605	—	—

Prospect Capital InterNotes®
Fiscal 2026 (as of March 31, 2026)	$629,946	$3,605	—	—
Fiscal 2025 (as of June 30, 2025)	647,232	3,194	—	—
Fiscal 2024 (as of June 30, 2024)	504,028	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	358,105	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	347,564	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	508,711	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	680,229	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	707,699	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	760,924	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	980,494	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	908,808	2,269	—	—

Floating Rate Preferred Stock
Fiscal 2026 (as of March 31, 2026)	$222,014	$45	$25	$—
Fiscal 2025 (as of June 30, 2025)	229,771	43	25	—
Fiscal 2024 (as of June 30, 2024)	129,198	46	25	—

7.50% Preferred Stock
Fiscal 2026 (as of March 31, 2026)	$111,237	$45	$25	$—
Fiscal 2025 (as of June 30, 2025)	51,575	43	25	—

6.50% Preferred Stock
Fiscal 2026 (as of March 31, 2026)	$628,534	$45	$25	$—
Fiscal 2025 (as of June 30, 2025)	659,069	43	25	—
Fiscal 2024 (as of June 30, 2024)	704,044	46	25	—
Fiscal 2023 (as of June 30, 2023)	533,216	47	25	—

5.50% Preferred Stock
Fiscal 2026 (as of March 31, 2026)	$660,694	$45	$25	—
Fiscal 2025 (as of June 30, 2025)	701,205	43	25	—
Fiscal 2024 (as of June 30, 2024)	772,133	46	25	—
Fiscal 2023 (as of June 30, 2023)	870,268	47	25	—
Fiscal 2022 (as of June 30, 2022)	590,197	54	25	—
Fiscal 2021 (as of June 30, 2021)	137,040	65	25	—

5.35% Preferred Stock
Fiscal 2026 (as of March 31, 2026)	$131,279	$45	$25	$16.33
Fiscal 2025 (as of June 30, 2025)	131,279	43	25	17.12
Fiscal 2024 (as of June 30, 2024)	131,279	46	25	17.25
Fiscal 2023 (as of June 30, 2023)	149,066	47	25	15.98
Fiscal 2022 (as of June 30, 2022)	150,000	54	25	21.08

All Senior Securities(9)(10)
Fiscal 2026 (as of March 31, 2026)	$3,504,849	$1,801	—	—
Fiscal 2025 (as of June 30, 2025)	3,876,453	1,733	—	—
Fiscal 2024 (as of June 30, 2024)	4,191,646	1,848	—	—
Fiscal 2023 (as of June 30, 2023)	4,162,766	1,862	—	—
Fiscal 2022 (as of June 30, 2022)	3,509,353	2,156	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Fiscal 2021 (as of June 30, 2021)	2,404,689	2,584	—	—
Fiscal 2020 (as of June 30, 2020)	2,169,899	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	2,421,526	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	2,346,563	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	2,681,435	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	2,707,465	2,269	—	—

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
(10)While we do not consider commitments to fund under revolving arrangements to be Senior Securities, if we were to elect to treat such unfunded commitments, which were $27,658 as of March 31, 2026 as Senior Securities for purposes of Section 18 of the 1940 Act, our asset coverage per unit would be $1,787.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The following table shows our outstanding debt as of March 31, 2026:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value		Effective Interest Rate
Revolving Credit Facility		$403,711	$15,304	$403,711	(1)	$403,711	(2)	1M SOFR +	2.05%	(5)

3.364%	2026 Notes	265,163	780	264,383		257,643	(3)	3.89%		(6)
3.437%	2028 Notes	279,750	3,319	276,431		245,397	(3)	3.95%		(6)
5.50%	2030 Notes	172,521	7,367	165,154		152,647	(3)	6.76%		(6)
Public Notes		717,434		705,968		655,687

Prospect Capital InterNotes®		629,946	7,662	622,284		592,321	(4)	5.93%		(7)
Total		$1,751,091		$1,731,963		$1,651,719
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
The following table shows the contractual maturities by fiscal year of our Revolving Credit Facility, Public Notes and Prospect Capital InterNotes® as of March 31, 2026:

	Payments Due by Fiscal Year ending June 30,
	Total	Remainder of 2026	2027	2028	2029	2030	After 5 Years
Revolving Credit Facility	$403,711	$—	$—	$—	$403,711	$—	$—
Public Notes	717,434	—	265,163	—	279,750	—	172,521
Prospect Capital InterNotes®	629,946	20,130	114,508	74,853	87,122	70,443	262,890
Total Contractual Obligations	$1,751,091	$20,130	$379,671	$74,853	$770,583	$70,443	$435,411
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 9. Equity Offerings, Offering Expenses, and Distributions
On February 10, 2026, we filed a registration statement on Form N-2 (File No. 333-293349) that was effective upon filing pursuant to Rule 462(e) under the Securities Act, and which replaced our previously effective registration statement on Form N-2 that had been filed on February 10, 2023 and which was also effective upon filing pursuant to Rule 462(e) under the Securities Act. The registration statement permits us to issue, through one or more transactions, an indeterminate amount of securities, consisting of common stock, preferred stock, debt securities, subscription rights to purchase our securities, warrants representing rights to purchase our securities or separately tradable units combining two or more of our securities.
Preferred Stock
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”), as amended on June 9, 2022, October 7, 2022, February 10, 2023, December 29, 2023, October 17, 2024, December 27, 2024, and February 10, 2026, pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and dealer manager for the Company’s offering of up to 105,858,302 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock may be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”), the 6.50% Series A3 Preferred Stock (“Series A3 Preferred Stock”), the 6.50% Series M3 Preferred Stock (“Series M3 Preferred Stock”), the Floating Rate Series A4 Preferred Stock (“Series A4 Preferred Stock”), the Floating Rate Series M4 Preferred Stock (“Series M4 Preferred Stock,” and together with the Series A4 Preferred Stock, the “Floating Rate Preferred Stock”), the 7.50% Series A5 Preferred Stock (“Series A5 Preferred Stock”), and the 7.50% Series M5 Preferred Stock (“Series M5 Preferred Stock,” and together with the Series A5 Preferred Stock, the “7.50% Preferred Stock”). However, the Company is no longer offering the Series A1 Preferred Stock, the Series M1 Preferred Stock, the Series M2 Preferred Stock, the Series A3 Preferred Stock, the Series M3 Preferred Stock, and the Floating Rate Preferred Stock and, as a result, any additional preferred stock offered under this offering will be only in any combination of our 7.50% Preferred Stock, which are not convertible. In connection with such offering, on August 3, 2020, June 9, 2022, October 11, 2022, February 10, 2023, December 28, 2023 (two filings), October 17, 2024, and December 27, 2024 we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland (“SDAT”), reclassifying and designating 120,000,000, 60,000,000, 120,000,000, 60,000,000, 160,000,000, 40,000,000, 20,000,000, and 180,000,000 shares, respectively, of the Company’s authorized and unissued shares of common stock into shares of preferred stock.

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
Each share of preferred stock converted into shares of common stock, redeemed, exchanged or acquired by the Company is canceled and retired and is not reissued, and is returned to the status of authorized but unissued common stock.
During the three and nine months ended March 31, 2026 and March 31, 2025, we did not repurchase shares of Series A Preferred Stock.
During the three months ended March 31, 2026, we exchanged an aggregate of 8,000 Series M1 Preferred Stock for an aggregate of 8,000 newly-issued Series M5 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act. During the three months ended March 31, 2026, we exchanged an aggregate of 1,600 Series M3 Preferred Stock for an aggregate of 1,600 newly-issued Series M5 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act. During the nine months ended March 31, 2026, we exchanged an aggregate of 43,094 Series M1 Preferred Stock for an aggregate of 43,094 newly-issued Series M5 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act. During the nine months ended March 31, 2026, we exchanged an aggregate of 38,132 Series M3 Preferred Stock for an aggregate of 38,132 newly-issued Series M5 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act.
During the three months ended March 31, 2025, we exchanged an aggregate of 14,280 Series M1 Preferred Stock for an aggregate of 14,280 newly-issued Series M4 Preferred Stock, pursuant to Section 3(a)(9) of the Securities Act. During the three months ended March 31, 2025, we exchanged an aggregate of 41,574 Series M3 Preferred Stock for an aggregate of 29,574 and 12,000 newly-issued Series M4 Preferred Stock and newly-issued Series M5 Preferred Stock, respectively, pursuant to the Securities Act. During the nine months ended March 31, 2025, we exchanged an aggregate of 152,898 Series M1 Preferred

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Stock for an aggregate of 10,842 and 142,054 newly-issued Series M3 Preferred Stock and Series M4 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act. During the nine months ended March 31, 2025, we exchanged an aggregate of 277,080 Series M3 Preferred Stock for an aggregate of 265,078 and 12,000 newly-issued Series M4 Preferred Stock and newly-issued Series M5 Preferred Stock, respectively, pursuant to the Securities Act.
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
For so long as the Series A Preferred Stock, the Floating Rate Preferred Stock, or 7.50% Preferred Stock are outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, if dividends on the Preferred Stock have accumulated and been unpaid for a period of two years, a possibility of redemption outside of the Company’s control exists and, in accordance with ASC 480, we have presented our 5.50% Preferred Stock, 6.50% Preferred Stock, and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of March 31, 2026 and June 30, 2025.
The Floating Rate Preferred Stock and 7.50% Preferred Stock are redeemable at the election of the holder at any time; therefore, is probable of redemption outside of the Company’s control. As a result, the Floating Rate Preferred Stock and 7.50% Preferred Stock are classified within temporary equity on our Consolidated Statement of Assets and Liabilities as of March 31, 2026 and are accreted to redemption value upon issuance. Accretion to redemption value is treated as an adjustment to net increase (decrease) in net assets resulting from operations applicable to common stockholders on our Consolidated Statement of Operations.
Shares of the 5.50% Preferred Stock, 6.50% Preferred Stock, and 7.50% Preferred Stock will pay a monthly dividend, when and if declared by our Board of Directors, at a fixed annual dividend rate of 5.50%, 6.50%, and 7.50%, respectively, per annum of the Stated Value of $25.00 per share (computed on the basis of a 360-day year consisting of twelve 30-day months), payable in cash or through the issuance of additional 5.50% Preferred Stock, 6.50% Preferred Stock, and 7.50% Preferred Stock through the 5.50% Preferred Stock DRIP, 6.50% Preferred Stock DRIP, and 7.50% Preferred Stock DRIP, respectively.
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
Shares of the Series A Preferred Stock will pay a quarterly dividend, when and if declared by our Board of Directors, at a fixed annual dividend rate of 5.35% per annum of the Stated Value of $25.00 per share (computed on the bases of a 360-day year consisting of twelve 30-day months), payable in cash.
The below distributions to our Preferred Stockholders are net of any Series M Clawback applied to Series M stock through either the Holder Optional Conversion or Holder Optional Redemption of such Series M shares.
Our distributions to our 5.50% Preferred Stock holders, 6.50% Preferred Stock holders, 7.50% Preferred Stock holders, Floating Rate Preferred Stock holders and 5.35% Series A Preferred Stock holders for the nine months ended March 31, 2026 and March 31, 2025, are summarized in the following table:

Declaration Date	Record Date	Payment Date	Amount ($ per share), before pro ration for partial periods	Amount Distributed
5.50% Preferred Stockholders
5/8/2025	7/23/2025	8/1/2025	$0.114583	$3,196
5/8/2025	8/20/2025	9/2/2025	0.114583	3,175
8/26/2025	9/18/2025	10/1/2025	0.114583	3,148

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Declaration Date	Record Date	Payment Date	Amount ($ per share), before pro ration for partial periods	Amount Distributed
8/26/2025	10/22/2025	11/3/2025	0.114583	3,124
8/26/2025	11/19/2025	12/1/2025	0.114583	3,106
11/6/2025	12/22/2025	1/2/2026	0.114583	3,091
11/6/2025	1/21/2026	2/2/2026	0.114583	3,072
11/6/2025	2/18/2026	3/2/2026	0.114583	3,048
2/9/2026	3/18/2026	4/1/2026	0.114583	3,031
Distributions for the nine months ended March 31, 2026				$27,991

5/8/2024	7/17/2024	8/1/2024	$0.114583	$3,516
5/8/2024	8/15/2024	9/3/2024	0.114583	3,491
8/28/2024	9/18/2024	10/1/2024	0.114583	3,430
8/28/2024	10/16/2024	11/1/2024	0.114583	3,406
8/28/2024	11/20/2024	12/2/2024	0.114583	3,394
11/8/2024	12/18/2024	1/2/2025	0.114583	3,376
11/8/2024	1/22/2025	2/3/2025	0.114583	3,361
11/8/2024	2/19/2025	3/3/2025	0.114583	3,341
2/10/2025	3/29/2025	4/1/2025	0.114583	3,307
Distributions for the nine months ended March 31, 2025				$30,622

6.50% Preferred Stockholders
5/8/2025	7/23/2025	8/1/2025	$0.135417	$3,567
5/8/2025	8/20/2025	9/2/2025	0.135417	3,543
8/26/2025	9/18/2025	10/1/2025	0.135417	3,524
8/26/2025	10/22/2025	11/3/2025	0.135417	3,511
8/26/2025	11/19/2025	12/1/2025	0.135417	3,488
11/6/2025	12/22/2025	1/2/2026	0.135417	3,470
11/6/2025	1/21/2026	3/2/2026	0.135417	3,448
11/6/2025	2/18/2026	3/2/2026	0.135417	3,425
2/9/2026	3/18/2026	4/1/2026	0.135417	3,406
Distributions for the nine months ended March 31, 2026				$31,382

5/8/2024	7/17/2024	8/1/2024	0.135417	$3,803
5/8/2024	8/15/2024	9/3/2024	0.135417	3,785
8/28/2024	9/18/2024	10/1/2024	0.135417	3,749
8/28/2024	10/16/2024	11/1/2024	0.135417	3,702
8/28/2024	11/20/2024	12/2/2024	0.135417	3,696
11/8/2024	12/18/2024	1/2/2025	0.135417	3,686
11/8/2024	1/22/2025	2/3/2025	0.135417	3,665
11/8/2024	2/19/2025	3/3/2025	0.135417	3,627
2/10/2025	3/29/2025	4/1/2025	0.135417	3,607
Distributions for the nine months ended March 31, 2025				$33,320

Floating Rate Preferred Stockholders
5/8/2025	7/23/2025	8/1/2025	$0.135417	$1,244
5/8/2025	8/20/2025	9/2/2025	0.135417	1,244

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Declaration Date	Record Date	Payment Date	Amount ($ per share), before pro ration for partial periods	Amount Distributed
8/26/2025	9/18/2025	10/1/2025	0.135417	1,235
8/26/2025	10/22/2025	11/3/2025	0.135417	1,229
8/26/2025	11/19/2025	12/1/2025	0.135417	1,226
11/6/2025	12/22/2025	1/2/2026	0.135417	1,212
11/6/2025	1/21/2026	3/2/2026	0.135417	1,217
11/6/2025	2/18/2026	3/2/2026	0.135417	1,185
2/9/2026	3/18/2026	4/1/2026	0.135417	1,204
Distributions for the nine months ended March 31, 2026				$10,996

5/8/2024	7/17/2024	8/1/2024	$0.152550	$876
5/8/2024	8/15/2024	9/3/2024	0.152550	1,052
8/28/2024	9/18/2024	10/1/2024	0.151584	1,111
8/28/2024	10/16/2024	11/1/2024	0.151584	1,225
8/28/2024	11/20/2024	12/2/2024	0.151584	1,314
11/8/2024	12/18/2024	1/2/2025	0.138583	1,262
11/8/2024	1/22/2025	2/3/2025	0.138583	1,290
11/8/2024	2/19/2025	3/3/2025	0.138583	1,276
2/10/2025	3/29/2025	4/1/2025	0.135417	1,231
Distributions for the nine months ended March 31, 2025				$10,637

5.35% Preferred Stockholders
5/8/2025	7/23/2025	8/1/2025	$0.334375	$1,756
8/26/2025	10/22/2025	11/3/2025	0.334375	1,756
11/6/2026	1/21/2026	2/2/2026	0.334375	1,756
Distributions for the nine months ended March 31, 2026				$5,268

5/8/2024	7/17/2024	8/1/2024	$0.334375	$1,756
8/28/2024	10/16/2024	11/1/2024	0.334375	1,756
11/8/2024	1/22/2025	2/3/2025	0.334375	1,756
Distributions for the nine months ended March 31, 2025				$5,268

7.50% Preferred Stockholders
5/8/2025	7/23/2025	8/1/2025	$0.156250	$331
5/8/2025	8/20/2025	9/2/2025	0.156250	384
8/26/2025	9/18/2025	10/1/2025	0.156250	419
8/26/2025	10/22/2025	11/3/2025	0.156250	456
8/26/2025	11/19/2025	12/1/2025	0.156250	508
11/6/2025	12/22/2025	1/2/2026	0.156250	556
11/6/2025	1/21/2026	2/2/2026	0.15625	603
11/6/2025	2/18/2026	3/2/2026	0.15625	638
2/9/2026	3/18/2026	4/1/2026	0.15625	676
Distributions for the nine months ended March 31, 2026				$4,571

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Declaration Date	Record Date	Payment Date	Amount ($ per share), before pro ration for partial periods	Amount Distributed

1/17/2025	1/22/2025	2/3/2025	$0.156250	$15
1/17/2025	2/19/2025	3/3/2025	0.156250	78
2/10/2025	3/29/2025	4/1/2025	0.156250	149
Distributions for the nine months ended March 31, 2025				$242

The above table includes dividends paid during the nine months ended March 31, 2026. It does not include distributions previously declared to the 5.50% Preferred Stock holders, 6.50% Preferred Stock holders, 7.50% Preferred Stock holders, Floating Rate Preferred Stock holders and 5.35% Series A Preferred Stock holders of record for any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and paid subsequent to March 31, 2026:
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on April 21, 2026 with a payment date of May 1, 2026.
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on May 20, 2026 with a payment date of June 1, 2026.
•$0.135417 per share (before pro ration for partial period holders of record) for 6.50% Preferred Stock holders of record on April 21, 2026 with a payment date of May 1, 2026.
•$0.135417 per share (before pro ration for partial period holders of record) for 6.50% Preferred Stock holders of record on May 20, 2026 with a payment date of June 1, 2026.
•$0.135417 per share (before pro ration for partial period holders of record) for Floating Rate Preferred Stock holders of record on April 21, 2026 with a payment date of May 1, 2026.
•$0.135417 per share (before pro ration for partial period holders of record) for Floating Rate Preferred Stock holders of record on May 20, 2026 with a payment date of June 1, 2026.
•$0.334375 per share (before pro ration for partial period holders of record) for 5.35% Series A Preferred Stock holders of record on April 21, 2026 with a payment date of May 1, 2026.
•$0.156250 per share (before pro ration for partial period holders of record) for 7.50% Preferred Stock holders of record on April 21, 2026 with a payment date of May 1, 2026.
•$0.156250 per share (before pro ration for partial period holders of record) for 7.50% Preferred Stock holders of record on May 20, 2026 with a payment date of June 1, 2026.
As of March 31, 2026, we have accrued approximately $4 and $1,171 in dividends that have not yet been paid for our 7.50% Preferred Stock holders and 5.35% Series A Preferred Stock holders, respectively.
The following table shows our outstanding Preferred Stock as of March 31, 2026:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Series	Shares Authorized(8)	Maximum Offering Size (Shares)		Maximum Aggregate Liquidation Preference of Offering		Inception to Date Preferred Shares Sold via Offering	Inception to Date Liquidation Preference Issued via Offering		Preferred Stock Issued and Outstanding(5)		Liquidation Preference Outstanding
Series A1	73,667,007	105,858,302	(1)	$2,646,458	(1)	31,448,021	$786,201		25,358,715	(4)	$633,968
Series M1	76,790,185	105,858,302	(1)	2,646,458	(1)	4,110,318	102,758		906,059	(4)	22,651
Series M2	80,000,000	105,858,302	(1)	2,646,458	(1)	—	—		—		—
Series A3	78,127,433	105,858,302	(1)	2,646,458	(1)	25,020,192	625,505		23,356,014	(4)	583,900
Series M3	77,925,214	105,858,302	(1)	2,646,458	(1)	3,490,259	87,256		1,785,352	(4)	44,634
Series A4	89,863,236	105,858,302	(1)	2,646,458	(1)	7,025,668	175,642		6,913,701	(5)	172,843
Series M4	89,721,538	105,858,302	(1)	2,646,458	(1)	938,860	23,472		1,966,846	(5)	49,171
Series A5	89,981,694	105,858,302	(1)	2,646,458	(1)	3,489,004	87,225		3,476,623		86,916
Series M5	90,000,000	105,858,302	(1)	2,646,458	(1)	821,047	20,526		972,865		24,322
Series AA1	20,000,000	10,000,000	(2)	250,000	(2)	—	—		—		—
Series MM1	20,000,000	10,000,000	(2)	250,000	(2)	—	—		—		—
Series AA2	20,000,000	10,000,000	(2)	250,000	(2)	—	—		—		—
Series MM2	20,000,000	10,000,000	(2)	250,000	(2)	—	—		—		—
Series A2	976,000	187,000		4,675		187,000	4,675		163,000	(4)	4,075
Series A	6,151,157	6,000,000		150,000		6,000,000	150,000		5,251,157	(6)	131,279
Total	833,203,464	122,045,302	(3)	$3,051,133	(3)	82,530,369	$2,063,259	(7)	70,150,332		$1,753,758	(7)
(1) The maximum offering of 105,858,302 shares and $2,646,458 aggregate liquidation preference is for any combination of Series A1, Series M1, Series M2, Series A3, Series M3, Series A4, Series M4, Series A5, and Series M5 shares.
(2) The maximum offering of 10,000,000 shares and $250,000 aggregate liquidation preference is for any combinations of Series AA1, Series MM1, Series AA2, and Series MM2.
(3) The authorized maximum offering size of Preferred Stock as of March 31, 2026 is 122,045,302 shares, par value $0.001 per share, with an aggregate liquidation preference of $3,051,133, a liquidation preference of $25.00 per share. The totals referenced in the above table are in light of the combined maximum offering amounts for the various series of shares identified in footnote 1 and footnote 2 and the table columns are not intended to foot.
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
(7) Does not foot due to rounding.
(8) Each share of preferred stock converted into shares of common stock, redeemed, exchanged or acquired by the Company is canceled and retired and is not reissued, and is returned to the status of authorized but unissued common stock.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The following table shows our outstanding Preferred Stock as of June 30, 2025:

Series	Shares Authorized	Maximum Offering Size (Shares)		Maximum Aggregate Liquidation Preference of Offering		Inception to Date Preferred Shares Sold via Offering	Inception to Date Liquidation Preference Issued via Offering		Preferred Stock Shares Issued and Outstanding(5)		Liquidation Preference Outstanding
Series A1	75,117,364	90,000,000	(1)	$2,250,000	(1)	31,448,021	$786,201		26,763,091	(4)	$669,077
Series M1	77,006,609	90,000,000	(1)	2,250,000	(1)	4,110,318	102,758		1,122,110	(4)	28,053
Series M2	80,000,000	90,000,000	(1)	2,250,000	(1)	—	—		—		—
Series A3	78,908,326	90,000,000	(1)	2,250,000	(1)	25,020,192	625,505		24,081,697	(4)	602,042
Series M3	78,422,515	90,000,000	(1)	2,250,000	(1)	3,490,259	87,256		2,281,053	(4)	57,026
Series A4	89,941,659	90,000,000	(1)	2,250,000	(1)	7,025,668	175,642		6,981,297	(5)	174,532
Series M4	89,967,162	90,000,000	(1)	2,250,000	(1)	938,860	23,472		2,209,528	(5)	55,238
Series A5	90,000,000	90,000,000	(1)	2,250,000	(1)	1,645,964	41,149		1,647,217		41,180
Series M5	90,000,000	90,000,000	(1)	2,250,000	(1)	345,478	8,637		415,787		10,395
Series AA1	20,000,000	10,000,000	(2)	250,000	(2)	—	—		—		—
Series MM1	20,000,000	10,000,000	(2)	250,000	(2)	—	—		—		—
Series AA2	20,000,000	10,000,000	(2)	250,000	(2)	—	—		—		—
Series MM2	20,000,000	10,000,000	(2)	250,000	(2)	—	—		—		—
Series A2	976,000	187,000		4,675		187,000	4,675		163,000	(4)	4,075
Series A	6,151,157	6,000,000		150,000		6,000,000	150,000		5,251,157	(6)	131,279
Total	836,490,792	106,187,000	(3)	$2,654,675	(3)	80,211,760	$2,005,294	(7)	70,915,937		$1,772,897
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
(7) Does not foot due to rounding.
Preferred Stock issued prior to the issuance of our 5.35% Series A Preferred Stock has a carrying value equal to liquidation value per share on our Consolidated Statements of Assets and Liabilities. Subsequent issuances of our Preferred Stock classified as temporary equity are recorded net of issuance costs, with the Floating Rate Preferred Stock and 7.50% Preferred Stock immediately accreted to redemption value as discussed above. The carrying value of all Preferred Stock is inclusive of cumulative accrued and unpaid dividends as of March 31, 2026 and June 30, 2025.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Series A1, Series A2, Series M1, Series A3, and Series M3 shares outstanding are net of dividend reinvestments paid and conversions to common stock in accordance with their liquidation features. Series A4, Series M4, Series A5, and Series M5 shares outstanding are net of dividend reinvestments paid and redemptions in accordance with their liquidation features. Series A shares outstanding are net of shares repurchased via the authorized repurchase of Series A Preferred Stock. Series M shares outstanding are net of shares exchanged for shares of alternative Series M stock. The following tables show such activity during the nine months ended March 31, 2026:

Series	June 30, 2025 Shares Outstanding	Shares Issued		Shares issued through Preferred Stock DRIP		Exchanges	Redemptions/Repurchases(1)	March 31, 2026 Shares Outstanding
Series A1	26,763,091	—		45,979		—	(1,450,356)	25,358,715	(2)
Series M1	1,122,110	—		372		(43,094)	(173,330)	906,059	(2)
Series A3	24,081,697	—		55,210		—	(780,894)	23,356,014	(2)
Series M3	2,281,053	—		1,600		(38,132)	(459,169)	1,785,352
Series A4	6,981,297	—		10,827		—	(78,423)	6,913,701
Series M4	2,209,528	—		2,943		—	(245,624)	1,966,846	(2)
Series A5	1,647,217	1,843,040		4,672		—	(18,306)	3,476,623
Series M5	415,787	475,569		283		81,226	—	972,865
Series A2	163,000	—		—		—	—	163,000
Series A	5,251,157	—		—		—	—	5,251,157
Total	70,915,937	2,318,609	(3)	121,888	(2)	—	(3,206,102)	70,150,332	(2)
(1)During the nine months ended March 31, 2026, 2,863,749 shares of the 5.50% Preferred Stock and 6.50% Preferred Stock, were converted to common shares via Holder Optional Redemptions and Optional Redemptions Upon Death of Holder and 342,353 shares of the Floating Rate Preferred Stock and 7.50% Preferred Stock were redeemed for cash via Holder Optional Redemptions.
(2)Does not foot or crossfoot due to fractional share rounding.
(3)During the nine months ended March 31, 2026, we issued 2,318,609 shares of Preferred Stock for net proceeds of $53,009 with a liquidation value of 57,965.

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
(1)During the nine months ended March 31, 2025, 3,425,915 shares of the 5.50% Preferred Stock and 6.50% Preferred Stock were converted to common shares via Holder Optional Redemptions and Optional Redemptions Upon Death of Holder and 84,464 shares of the Floating Rate Preferred Stock were redeemed for cash via Holder Optional Redemptions.
(2)Does not foot or crossfoot due to fractional share rounding.
(3)During the nine months ended March 31, 2025, we issued 5,004,345 shares of Preferred Stock for net proceeds of $113,702 with a liquidation value of $125,109.
(4)During the nine months ended March 31, 2025, an aggregate amount of 4.17 fractional shares were exchanged and paid to the exchanging holders with cash in lieu of the exchanged shares.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Common Stock
Our common stockholders’ equity accounts as of March 31, 2026 and June 30, 2025 reflect cumulative shares issued, net of shares previously repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemptions Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”), pursuant to which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify stockholders of our intention to purchase our common stock.
We did not repurchase any shares of our common stock under the Repurchase Program for the nine months ended March 31, 2026 and March 31, 2025. As of March 31, 2026, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
Excluding common stock dividend reinvestments and shares issued in connection with the 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemption Upon Death of Holder, during the nine months ended March 31, 2026 and March 31, 2025, we did not issue any shares of our common stock.
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
During the nine months ended March 31, 2026 and March 31, 2025, we distributed approximately $191,708 and $202,878, respectively, to our common stockholders. The following table summarizes our distributions to common stockholders declared and payable for the nine months ended March 31, 2026 and March 31, 2025:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/8/2025	7/29/2025	8/20/2025	$0.045	$20,623
5/8/2025	8/27/2025	9/18/2025	0.045	20,805
8/26/2025	9/26/2025	10/22/2025	0.045	20,965
8/26/2025	10/29/2025	11/18/2025	0.045	21,145
11/6/2025	11/25/2025	12/18/2025	0.045	21,308
11/6/2025	12/29/2025	1/21/2026	0.045	21,441
11/6/2025	1/28/2026	2/18/2026	0.045	21,653
2/9/2026	2/25/2026	3/19/2026	0.045	21,812
2/9/2026	3/27/2026	4/21/2026	0.045	21,956
Total declared and payable for the nine months ended March 31, 2026				$191,708

5/8/2024	7/29/2024	8/21/2024	$0.06	$25,607
5/8/2024	8/28/2024	9/19/2024	0.06	25,739
8/28/2024	9/26/2024	10/22/2024	0.06	26,012
8/28/2024	10/29/2024	11/19/2024	0.06	26,135
11/8/2024	11/26/2024	12/19/2024	0.045	19,671
11/8/2024	12/27/2024	1/22/2025	0.045	19,748
11/8/2024	1/29/2025	2/19/2025	0.045	19,842
2/10/2025	2/26/2025	3/20/2025	0.045	19,995
2/10/2025	3/27/2025	4/17/2025	0.045	20,129
Total declared and payable for the nine months ended March 31, 2025				$202,878
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during the nine months ended March 31, 2026 and March 31, 2025. It does not include distributions previously declared to common stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to March 31, 2026:
•$0.045 per share for April 2026 holders of record on April 28, 2026 with a payment date of May 19, 2026.
During the nine months ended March 31, 2026 and March 31, 2025, we issued 7,574,313 and 5,395,401 shares of our common stock, respectively, in connection with the common stock dividend reinvestment plan.
As of March 31, 2026, we have reserved 541,007,217 shares of our common stock for issuance upon conversion of the 5.50% Preferred Stock and the 6.50% Preferred Stock and 92,425,687 shares of our common stock for issuance to common stock holders pursuant to our common stock dividend reinvestment and direct stock purchase plan.
Note 10. Other Income
Other income consists of structuring fees, amendment fees, overriding royalty interests, receipts related to net profit and revenue interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three and nine months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Structuring and amendment fees (see Note 3)	$1,470	$3,512	$5,295	$6,948
Royalty, net profit and revenue interests	167	—	501	15,165
Administrative agent fees	209	195	677	584
Total other income	$1,846	$3,707	$6,473	$22,697

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 11. Net Increase (Decrease) in Net Assets per Common Share
Basic earnings (loss) per share is calculated by dividing the net increase (decrease) in net assets resulting from operations, less preferred stock dividends plus net gain (loss) on repurchase and accretion to redemption value of redeemable preferred stock, by the weighted average number of common shares outstanding for that period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding using the if-converted method for the 5.50% Preferred Stock, the 6.50% Preferred Stock (see Note 9) and for the three and nine months ended March 31, 2025, the 2025 Notes (see Note 5).
Diluted earnings per share excludes all dilutive potential common shares if their effect is anti-dilutive.
During the three and nine months ended March 31, 2026, 10,876 and 25,515,957 shares respectively of our convertible instruments were anti-dilutive therefore conversion is not assumed.
During the three and nine months ended March 31, 2025, conversion of our convertible instruments had an anti-dilutive effect and therefore, conversion is not assumed.
The following information sets forth the computation of basic and diluted earnings per common share during the three and nine months ended March 31, 2026 and March 31, 2025:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2026		2025	2026		2025
Net increase (decrease) in net assets resulting from operations - basic	$26,408		$(171,331)	$67,919		$(367,393)
Adjustment for dividends on Convertible Preferred Stock	19,399		—	27,410		—
Adjustment for Incentive Fee on Convertible Instruments	(852)		—	(1,204)		—
Net increase (decrease) in net assets resulting from operations - diluted	$44,955		$(171,331)	$94,125		$(367,393)

Weighted average common shares outstanding - basic	483,414,178		443,431,518	472,261,633		436,278,887
Weighted average common shares from assumed conversion of Convertible Preferred Stock	446,525,977		—	223,329,318		—
Weighted average shares of common stock outstanding - diluted	929,940,155		443,431,518	695,590,951		436,278,887

Earnings (loss) per share - basic	$0.05		$(0.39)	$0.14		$(0.84)
Earnings (loss) per share - diluted	$0.05	(1)	$(0.39)	$0.14	(1)	$(0.84)
(1) Dilutive impacted from conversion is less than $0.01 per share.

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
As of August 28, 2024 when our prior Form 10-K was filed for the year ended June 30, 2024, we estimated our distributions for the fiscal year then ended to be $389,263 of distributions of ordinary income and $6,459 to be return of capital. Subsequent to our filing date, we obtained more information from our underlying investments as to the character of the distributions for the tax year ended August 31, 2024, which resulted in changes to distributions previously disclosed in our Form 10-K filing. As a result of the change, our total distributable loss on our Consolidated Statements of Assets and Liabilities for the year ended June 30, 2024 changed from $497,299 to $436,279, with $61,020 being reclassified to return of capital from ordinary income. The remaining reclassification of tax distributions classified as return of capital for the tax year ended August 31, 2024 has been adjusted in the fiscal year ended June 30, 2025. This adjustment results in an increase to distributable earnings of $10,394 for the nine months ended March 31, 2025, compared to amounts previously disclosed in our Form 10-Q filed on November 8, 2024 for the quarterly period then ended.

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

(1) Temporary book-to-tax differences include timing recognition of CLO income, flow-through investment income/loss, and dividend income from portfolio companies.
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
As of March 31, 2026, the cost basis of investments for tax purposes was $6,233,696 resulting in an estimated net unrealized gain of $68,769. As of June 30, 2025, the cost basis of investments for tax purposes was $6,800,692 resulting in an estimated net unrealized loss of $127,176. As of March 31, 2026, the gross unrealized gains and losses were $1,302,701 and $1,233,932, respectively. As of June 30, 2025, the gross unrealized gains and losses were $1,308,011 and $1,435,187, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of March 31, 2026 and June 30, 2025 was calculated based on the book cost of investments as of March 31, 2026 and June 30, 2025, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2025 and 2024, respectively.
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
The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from us, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our total assets. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. The total gross base management fee incurred to the

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

favor of the Investment Adviser was $32,304 and $35,578, during the three months ended March 31, 2026 and March 31, 2025, respectively. The total gross base management fee incurred to the favor of the Investment Adviser was $98,853 and $111,253, during the nine months ended March 31, 2026 and March 31, 2025, respectively.
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
The total income incentive fee incurred was $2,300 and $4,207, during the three months ended March 31, 2026 and March 31, 2025, respectively. The total income incentive fee incurred was $19,569 and $33,519, during the nine months ended March 31, 2026 and March 31, 2025, respectively. No capital gains incentive fee was incurred during the nine months ended March 31, 2026 and March 31, 2025.

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
In December 2025, Prospect Administration finalized a litigation settlement related to a portfolio company owned by the Company that provided $20,500 in proceeds to Prospect Administration. As of March 31, 2026, Prospect Administration sent $2,369 of the proceeds to the Company for reimbursement of external legal fees previously incurred by us related to the litigation, which is recorded within the reimbursement of administrative expenses presented in the Consolidated Statement of Operations for the nine months ended March 31, 2026. From the remaining proceeds, $3,375 was sent to the portfolio company involved in the litigation settlement, $11,000 was used to offset the below allocations of overhead expense from Prospect Administration to the Company during the nine months ended March 31, 2026, and $3,756 was retained by Prospect Administration to offset future overhead allocations to the Company during the year ended June 30, 2026.
The gross allocation of overhead expense from Prospect Administration to the Company was $5,523 and $5,318 for the three months ended March 31, 2026 and March 31, 2025, respectively. Of the $11,000 in litigation settlement proceeds discussed above, $5,500 was recorded in the current three month period to offset this allocation of overhead expense and is presented as a reimbursement of administrative expenses to arrive at the total net operating expenses reported in the Consolidated Statement of Operations for the three months ended March 31, 2026.
The gross allocation of overhead expense from Prospect Administration was $16,570 and $16,734 for the nine months ended March 31, 2026 and March 31, 2025, respectively. The $11,000 of litigation settlement proceeds discussed above were used to offset this allocation of overhead expense and, together with the $2,369 of external legal fee reimbursements discussed above, are presented as a reimbursement of administrative expenses to arrive at the total net operating expenses reported in the Consolidated Statement of Operations for the nine months ended March 31, 2026.
Prospect Administration received estimated payments of $125 and $755 directly from our portfolio companies for legal, tax, and other administrative services during the three months ended March 31, 2026 and March 31, 2025, respectively. Prospect Administration received estimated payments of $1,101 and $1,746 directly from our portfolio companies for legal, tax, and other administrative services during the nine months ended March 31, 2026 and March 31, 2025, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments during the three and nine months ended March 31, 2026 and March 31, 2025, Prospect Administration’s charges for its administrative services during the respective periods would have increased by this amount.

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
Prospect Administration arranges for the provision of such managerial assistance arrangement on our behalf. When doing so, Prospect Administration utilizes its own personnel and primarily personnel of our Investment Adviser. We may bear the administrative expense of managerial assistance or, on behalf of Prospect Administration, may invoice portfolio companies receiving and paying for contractual managerial assistance, and we remit to Prospect Administration its cost of providing such services, including the charges deemed appropriate by our Investment Adviser for providing such managerial assistance. No income is recognized by Prospect.
During the three months ended March 31, 2026 and March 31, 2025, we received payments of $2,603 and $2,405, respectively, from our portfolio companies for contractual managerial assistance and subsequently remitted these amounts to Prospect Administration. During the nine months ended March 31, 2026 and March 31, 2025, we received payments of $8,198 and $6,651, respectively, from our portfolio companies for contractual managerial assistance and subsequently remitted these amounts to Prospect Administration.
Co-Investments
On January 6, 2026, we, our Investment Adviser and certain affiliates received an exemptive order from the SEC (the “Order”), which superseded a prior co-investment exemptive order granted on January 13, 2020 (and amended on August 2, 2022), that permits us, among other things, to participate with other funds managed by the Investment Adviser or certain affiliates, including Priority Income Fund, Inc., Prospect Floating Rate and Alternative Income Fund, Inc. and Prospect Enhanced Yield Fund, in certain co-investment transactions, where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions included therein.
Under the terms of the Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board of Directors make certain findings (1) in most instances when we co-invest with our affiliate in an issuer where our affiliate has an existing investment in the issuer, and either (i) we do not have an existing investment in the issuer or (ii) we do have an existing investment in the issuer, but we are not co-investing on a pro-rata basis with our affiliate, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis.
Pursuant to the Order, our Board of Directors oversees our participation in the co-investment program. As required by the Order, we have adopted, and our Board of Directors has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Investment Adviser and our Chief Compliance Officer will provide reporting to the Board of Directors.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the three months ended March 31, 2026 and March 31, 2025, we recognized expenses related to valuation services of $8 and $23, respectively. During the nine months ended March 31, 2026 and March 31, 2025, we recognized expenses related to valuation services of $32 and $64, respectively. Additionally, we both incur and reimburse for expenses related to marketing, insurance, legal fees, offering costs and general and administrative expenses that are allocated between Prospect, Priority Income Fund, Inc., Prospect Floating Rate & Alternative Income Fund Inc., Prospect Enhanced Yield Fund and Prospect Credit REIT, LLC. During the three months ended March 31, 2026 and March 31, 2025, the net amount reimbursed from us for these expenses was $26 and $59, respectively. During the nine months ended March 31, 2026 and March 31, 2025, the net amount reimbursed from us for these expenses was $163 and $16, respectively.

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
Belnick, LLC (d/b/a The Ubique Group)
On March 31, 2025, Prospect exercised certain rights and remedies under its loan documents to exercise voting rights in respect of the equity of Belnick, LLC and certain of its subsidiaries (“Belnick”), enabling Prospect to control 100% of the voting power of Belnick and to, among other things, appoint new officers, all of whom are our Investment Adviser’s professionals. As a result, Prospect’s investment in Belnick became classified as a control investment.
Effective May 22, 2025, Prospect established 100% ownership of Belnick Holdings of Delaware, LLC (“Belnick Delaware”), a Consolidated Holding Company. On May 23, 2025, Belnick Delaware acquired a 100% voting interest in Belnick’s Class P Preferred units, which together with the voting rights obtained through proxy over the remaining Class A units, provides Prospect with 100% of the voting interest in Belnick as of March 31, 2026. Belnick Delaware executed a share transfer agreement for the remaining Class A units and effective December 31, 2025, owns 100% of the membership units in Belnick. Belnick is a provider of high-volume, value-oriented furniture and furnishings to a broad range of residential and commercial end markets.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Interest Income	$2,831	$—	$8,555	$—
Other Income
Administrative Agent	$—	$—	$25	$—
Total Other Income	$—	$—	$25	$—
Reimbursement of Legal, Tax, etc. (1)	$—	$8	$84	$8
(1) Paid from Belnick to Prospect Administration LLC (“PA”) as reimbursement for legal, tax, and portfolio level accounting services provided directly to Belnick (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Interest Income Capitalized as PIK	$2,830	$—	$8,554	$—

	As of
	March 31, 2026	June 30, 2025
Interest Receivable (2)	$32	$31
Other Receivables (3)	(2)	(41)
(2) Interest income recognized but not yet paid.
(3) Represents amounts due to Belnick from Prospect for reimbursement of future expenses paid by Prospect on behalf of Belnick.

CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings of Delaware LLC (“CP Holdings”), a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy Services, Inc. (“CP Energy”), and the remaining equity is owned by CP Energy management. CP Energy owns directly or indirectly 100% of each of CP Well; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”) a portfolio company of Prospect with $60,529 and $51,477 in first lien term loans (the “Spartan Term Loans”) due to us as of March 31, 2026 and June 30, 2025, respectively. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loans.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Interest Income
Interest Income from CP Energy	$3,244	$3,067	$9,947	$9,328
Interest Income from Spartan	1,680	1,514	5,029	4,424
Total Interest Income	$4,924	$4,581	$14,976	$13,752
Reimbursement of Legal, Tax, etc. (1)	$—	$11	$—	$11
(1) Paid from CP Energy to Prospect Administration LLC (“PA”) as reimbursement for legal, tax, and portfolio level accounting services provided directly to CP Energy (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Additions
CP Energy	$1,700	$3,500	$2,101	$7,600
Spartan	3,300	3,531	6,100	3,531
Total Additions	$5,000	$7,031	$8,201	$11,131
Interest Income Capitalized as PIK
CP Energy	$1,892	$—	$4,596	$5,405
Spartan	978	452	2,952	3,870
Total Interest Income Capitalized as PIK	$2,870	$452	$7,548	$9,275

	As of
	March 31, 2026	June 30, 2025
Interest Receivable (2)	$58	$55
Other Receivables (3)	1,105	778
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

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Interest Income	$1,335	$2,173	$5,005	$6,459
Managerial Assistance (1)	$175	$175	$525	$525
(1) No income recognized by Prospect. Managerial Assistance (“MA”) payments were paid from Credit Central to Prospect and subsequently remitted to PA.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Additions	$—	$—	$2,315	$—
Interest Income Capitalized as PIK	—	2,173	—	5,698

	As of
	March 31, 2026	June 30, 2025
Interest Receivable (2)	$15	$26
Other Receivables (3)	77	11
(2) Interest income recognized but not yet paid.
(3) Represents amounts due from Credit Central to Prospect for reimbursement of expenses paid by Prospect on behalf of Credit Central.

Echelon Transportation LLC (f/k/a Echelon Aviation LLC)
Prospect owns 100% of the membership interests of Echelon Transportation LLC (“Echelon”). Echelon owns 60.7% of the equity of AerLift Leasing Limited (“AerLift”). Following Echelon’s receipt of the final plane proceeds in the three months ended March 31, 2026, we wrote-off the remaining cost basis of our common and preferred equity and recognized realized losses of $22,738 and $29,596 respectively.

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Interest Income	$174	$821	$1,297	$2,513
Managerial Assistance (1)	63	63	189	189
Reimbursement of Legal, Tax, etc.(2)	24	267	37	267
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

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Interest Income Capitalized as PIK	$—	$—	$—	$1,260
Repayment of loan receivable	24,993	—	57,986	1,260
Realized Gain	(52,334)	—	(52,334)	—

	As of
	March 31, 2026	June 30, 2025
Interest Receivable (3)	$—	$1,387
Other Receivables (4)	4	24
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

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Interest Income	$17,974	$16,261	$53,790	$49,283
Managerial Assistance (1)	600	600	1,800	1,800
Reimbursement of Legal, Tax, etc. (2)	2	—	13	—
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

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Interest Income Capitalized as PIK	$—	$964	$31	$10,028
Repayment of Loan Receivable	—	—	2,867	437

	As of
	March 31, 2026	June 30, 2025
Interest Receivable (3)	$193	$189
Other Receivables (4)	3	96
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

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Additions	$500	$—	$850	$975

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	As of
	March 31, 2026	June 30, 2025
Other Receivables (1)	$5	$1

(1) Represents amounts due from Freedom Marine to Prospect for reimbursement of expenses paid by Prospect on behalf of Freedom Marine.

InterDent, Inc.
Prospect owns 100% of the equity of InterDent, Inc. (“InterDent”).

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Interest Income	$10,643	$9,663	$31,691	$29,170
Managerial Assistance (1)	366	366	1,097	1,098
Reimbursement of Legal, Tax, etc.(2)	—	—	21	15
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

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Additions	$3,500	$3,000	$14,500	$9,000
Interest Income Capitalized as PIK	4,524	3,848	13,199	11,433

	As of
	March 31, 2026	June 30, 2025
Interest Receivable (3)	$121	$116
Other Receivables (4)	67	55
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from InterDent to Prospect for reimbursement of expenses paid by Prospect on behalf of InterDent.

Kickapoo Ranch Pet Resort

Prospect owns 100% of the membership interest of Kickapoo Ranch Pet Resort (“Kickapoo”). Kickapoo is a luxury pet boarding facility.

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Interest Income	$20	$43	$61	$139

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Repayment of Loan Receivable	$—	$450	$—	$450

	As of
	March 31, 2026	June 30, 2025
Other Receivables (1)	11	4
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

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Interest Income	$2,233	$2,129	$6,735	$6,586
Interest Income from Broda Canada	135	129	407	400
Total Interest Income	$2,368	$2,258	$7,142	$6,986
Other Income
Structuring Fee	$90	$—	$178	$55
Total Other Income	$90	$—	$178	$55
Managerial Assistance (1)	$113	$113	$339	$263
Reimbursement of Legal, Tax, etc.(2)	31	1	31	26
Realized (Loss) Gain	4	3	12	7
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

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Additions	$3,602	$—	$7,123	$2,215

	As of
	March 31, 2026	June 30, 2025
Interest Receivable (3)	$27	$26
Other Receivables (4)	92	65

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
During the nine months ended March 31, 2026, we provided $31,772 of debt financing to NPRC to fund real estate capital expenditures and provide working capital.
During the nine months ended March 31, 2026, we received partial repayments of $71,177 of our loans previously outstanding with NPRC and its wholly owned subsidiary.

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Interest Income	$14,563	$22,853	$46,096	$71,623
Other Income
Royalty, net profit and revenue interests	$—	$—	$—	$14,825
Total Other Income	$—	$—	$—	$14,825
Managerial Assistance (1)	$575	$575	$1,725	$1,192
Reimbursement of Legal, Tax, etc.(2)	437	897	1,621	1,536
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

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Additions	$6,204	$26,658	$31,772	$71,427
Interest Income Capitalized as PIK	—	906	—	2,728
Repayment of Loan Receivable	26,632	136,630	71,177	213,386

	As of
	March 31, 2026	June 30, 2025
Interest Receivable (3)	$156	$1,100
Other Receivables (4)	—	(1)
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
On June 20, 2025, the First Lien Term Loan debt of $29,091 converted to equity.

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Interest Income	$261	$917	$777	$3,547
Managerial Assistance (1)	100	100	300	300
Reimbursement of Legal, Tax, etc. (2)	—	—	3	—
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

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Additions	$—	$3,000	$—	$4,000
Interest Income Capitalized as PIK	$261	$—	$777	$2,230

	As of
	March 31, 2026	June 30, 2025
Interest Receivable (3)	$2	$3
Other Receivables (4)	54	36
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide.

NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 92.77% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of March 31, 2026 and June 30, 2025, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Interest Income	$924	$972	$2,884	$3,057
Dividend Income (1)	490	—	490	—
Managerial Assistance (1)	100	100	300	300
Realized (Loss) Gain	2,888	—	3,730	6,367
Reimbursement of Legal, Tax, etc. (2)	17	9	17	9
(1) No income recognized by Prospect. MA payments were paid from NMMB to Prospect and subsequently remitted to PA.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

(2) Paid from NMMB to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to NMMB (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	As of
	March 31, 2026	June 30, 2025
Interest Receivable (3)	$10	$11
Other Receivables (4)	12	10
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB.

Pacific World Corporation
Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.99% and 99.99% ownership interest of Pacific World as of March 31, 2026 and June 30, 2025, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Interest Income	$2,364	$2,423	$7,358	$7,422
Other Income
Structuring Fee	$53	$116	$353	$286
Total Other Income	$53	$116	$353	$286
Reimbursement of Legal, Tax, etc.	$—	$38	$—	$38

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Additions	$2,100	$5,800	$14,100	$14,275
Interest Income Capitalized as PIK	1,969	—	6,106	4,300
Repayment of loan receivable	—	4,875	—	4,875

	As of
	March 31, 2026	June 30, 2025
Interest Receivable (1)	$26	$27
Other Receivables (2)	203	155
(1) Interest income recognized but not yet paid.
(2) Represents amounts due from Pacific World to Prospect for reimbursement of expenses paid by Prospect on behalf of Pacific World.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

QC Holdings TopCo, LLC
As of March 31, 2026 and June 30, 2025, Prospect holds a 95.4% and 99.55% equity interest in QC Holdings TopCo, LLC (“QC Holdings”), representing a controlling beneficial interest in QC Holdings per the 1940 Act. QC Holdings specializes in consumer-focused alternative financial services and credit solutions.

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Interest Income	$3,425	$—	$10,204	$—
Managerial Assistance	163	—	488	—
Reimbursement of Legal, Tax, etc. (1)	—	$—	269	—

(1) Paid from QCHI to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to QCHI (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Additions	$1,669	$—	$3,375	$—

	As of
	March 31, 2026	June 30, 2025
Interest Receivable (2)	$3,462	$37
Other Receivables (3)	(125)	(132)

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

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Interest Income	$1,685	$1,461	$4,648	$4,097
Dividend Income (1)	—	4,387	8,774	8,774
Managerial Assistance (2)	$45	$45	$135	$135
Reimbursement of Legal, Tax, etc.(3)	13	14	13	14
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Additions	$—	$—	$9,000	$10,000

	As of
	March 31, 2026	June 30, 2025
Interest Receivable (3)	$—	$16
Other Receivables (4)	9	8
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

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Interest Income	$687	$736	$2,120	$2,057
Administrative Agent	6	—	6	—
Total Other Income	$6	$—	$6	$—
Realized Gain	—	—	(66,219)	—
Reimbursement of Legal, Tax, etc. (1)	—	8	—	18
(1) Paid from Strategic Chemical Solutions Corp. (effective October 21, 2025 f/k/a USES Corp.) to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to USES (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Additions	$—	$1,400	$—	$6,000
Interest Income Capitalized as PIK	392	668	936	1,989

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	As of
	March 31, 2026	June 30, 2025
Interest Receivable (2)	$8	$8
Other Receivables (3)	197	221

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

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Interest Income	$1,455	$1,194	$4,570	$3,222
Dividend Income (1)	2,059	—	4,076	—
Other Income
Structuring Fee	$—	$300	$—	$300
Total Other Income	$—	$300	$—	$300
Managerial Assistance (2)	3	3	8	8
Reimbursement of Legal, Tax, etc. (3)	13	19	14	19
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

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Additions	$—	$19,000	$—	$19,000
Interest Income Capitalized as PIK	2,059	—	4,076	—
Repayment of Loan Receivable	$64	$26	$184	$55

	As of
	March 31, 2026	June 30, 2025
Interest Receivable (4)	$16	$17
Other Receivables (5)	18	10
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

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Interest Income
Interest Income from Valley	$299	$316	$935	$995
Interest Income from Valley Electric	2,825	2,825	8,475	8,538
Total Interest Income	$3,124	$3,141	$9,410	$9,533
Dividend Income (1)	$3,800	$—	$10,924	$—
Other Income
Royalty, net profit and revenue interests	$167	$—	$500	$333
Total Other Income	$167	$—	$500	$333
Managerial Assistance (2)	$150	$150	$450	$450
Reimbursement of Legal, Tax, etc. (3)	—	—	12	3
(1) All dividends were paid from earnings and profits of Valley.
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

	As of
	March 31, 2026	June 30, 2025
Interest Receivable (4)	$35	$757
Other Receivables (5)	14	9
(4) Interest income recognized but not yet paid.
(5) Represents amounts due from Valley Electric to Prospect for reimbursement of expenses paid by Prospect on behalf of Valley Electric.

Victor Technology, LLC.
As of March 31, 2026 Prospect holds a 99.90% equity interest in Victor Technology, LLC, representing a controlling beneficial interest in Victor Technology, LLC per the 1940 Act. Victor Technology is a manufacturer and distributor of office supplies, including calculators, standing desks, organizers and paperclips.

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Interest Income	$309	$—	$309	$—
Administrative Agent	6	—	6	—
Total Other Income	6	—	6	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Additions	$2,000	$—	$2,000	$—
Repayment of Loan Receivable	75	—	75	—

	As of
	March 31, 2026	June 30, 2025
Interest Receivable (1)	$3	$—
Other Receivables (2)	5	—
(1) Interest income recognized but not yet paid.
(2) Represents amounts due from Victor Technology to Prospect for reimbursement of expenses paid by Prospect on behalf of Victor Technology.
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
We are not aware of any material legal proceedings as of March 31, 2026 and June 30, 2025.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 16. Financial Highlights
The following is a schedule of financial highlights for the three and nine months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026		2025		2026		2025
Per Share Data (10)
Net asset value per common share at beginning of period	$6.21		$7.84		$6.56		$8.74
Net investment income	0.16		0.19		0.53		0.60
Net realized and change in unrealized gains (losses) (1)	(0.05)		(0.51)		(0.22)		(1.25)
Net increase (decrease) from operations(10)	0.11		(0.33)	(8)	0.31		(0.66)	(8)
Distributions of net investment income to preferred stockholders	(0.06)	(5)	(0.06)	(4)	(0.17)	(5)	(0.18)	(4)
Total distributions to preferred stockholders(10)	(0.06)		(0.06)		(0.17)		(0.18)
Net increase (decrease) from operations applicable to common stockholders	0.05		(0.39)		0.14		(0.84)
Distributions of net investment income to common stockholders	(0.14)	(5)	(0.14)	(4)	(0.41)	(5)	(0.45)	(4) (7)
Return of Capital to common stockholders	—	(5)	—	(4)	—	(5)	(0.02)	(4) (7)
Total distributions to common stockholders	(0.14)		(0.14)		(0.41)		(0.47)
Effect of other comprehensive income (9)	—	(11)	—		—	(11)	—
Common stock transactions(2)	(0.08)		(0.08)		(0.25)		(0.21)
Net asset value per common share at end of period	$6.05	(8)	$7.25	(8)	$6.05	(8)	$7.25	(8)

Per common share market value at end of period	$2.61		$4.10		$2.61		$4.10
Total return based on market value(3)	6.01%		(1.74%)		(4.53%)		(17.97%)
Total return based on net asset value(3)	2.48%		(4.48%)		7.27%		(8.22%)
Shares of common stock outstanding at end of period	488,029,036		447,344,378		488,029,036		447,344,378
Weighted average shares of common stock outstanding	483,414,178		443,431,518		472,261,633		436,278,887

Ratios/Supplemental Data
Net assets at end of period	$2,953,627		$3,245,364		$2,953,627		$3,245,364
Portfolio turnover rate	1.81%		2.73%		4.43%		8.51%
Annualized ratio of operating expenses to average net assets applicable to common shares(6)	10.43%		10.44%		11.13%		11.22%
Annualized ratio of net investment income to average net assets applicable to common shares(6)	10.62%		9.99%		11.14%		9.96%

(1)Realized gains (losses) is inclusive of net realized losses (gains) on investments, realized losses (gains) from extinguishment of debt, realized gains (losses) on derivative instruments and foreign currency transactions, and realized gains (losses) from the repurchases and redemptions of preferred stock.
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
(7)The amounts reflected for the respective fiscal periods were updated based on tax information received subsequent to our Form 10-Q filing for March 31, 2025. Certain reclassifications have been made in the presentation of prior period amounts. See Note 2 and Note 12 within the accompanying notes to the consolidated financial statements for further discussion.

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
On May 7, 2026, we announced the declaration of monthly dividends for our for 7.50% Preferred Stock holders of record on the following dates based on an annual dividend rate equal to 7.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in August as a result), as follows:

Monthly Cash 7.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
June 2026	6/18/2026	7/1/2026	$0.156250
July 2026	7/22/2026	8/3/2026	$0.156250
August 2026	8/19/2026	9/1/2026	$0.156250
On May 7, 2026, we announced the declaration of monthly dividends for our Floating Rate Preferred Stock for holders of record on the following dates based on an annualized dividend rate equal to 6.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in August as a result), authorized on May 5, 2026, as follows:

Monthly Cash Floating Rate Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
June 2026	6/18/2026	7/1/2026	$0.135417
July 2026	7/22/2026	8/3/2026	$0.135417
August 2026	8/19/2026	9/1/2026	$0.135417
On May 7, 2026, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual dividend rate equal to 5.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in August as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
June 2026	6/18/2026	7/1/2026	$0.114583
July 2026	7/22/2026	8/3/2026	$0.114583
August 2026	8/19/2026	9/1/2026	$0.114583

On May 7, 2026, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual dividend rate equal to 6.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in August as a result), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
June 2026	6/18/2026	7/1/2026	$0.135417
July 2026	7/22/2026	8/3/2026	$0.135417
August 2026	8/19/2026	9/1/2026	$0.135417
On May 7, 2026, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual dividend rate equal to 5.35% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in August as a result), as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
May 2026 - July 2026	7/22/2026	8/3/2026	$0.334375
On May 7, 2026, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Stockholder Distribution	Record Date	Payment Date	Amount ($ per share)
May 2026	5/27/2026	6/18/2026	$0.0350
June 2026	6/26/2026	7/22/2026	$0.0350
July 2026	7/29/2026	8/20/2026	$0.0350
August 2026	8/27/2026	9/17/2026	$0.0350

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
We consolidate certain of our wholly owned and substantially wholly owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements and are collectively referred to as the “Consolidated Holding Companies”: Belnick Holdings of Delaware, LLC (“Belnick Delaware”); CP Holdings of Delaware LLC (“CP Holdings”); Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”); Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC (“First Tower Delaware”); MITY Holdings of Delaware Inc. (“MITY Delaware”); Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc. (“NMMB Holdings”); NPH Property Holdings, LLC (“NPH”); Prospect Opportunity Holdings I, Inc. (“POHI”); SB Forging Company, Inc. (“SB Forging”); STI Holding, Inc.; UTP Holdings Group Inc. (“UTP Holdings”); Valley Electric Holdings I, Inc. (“Valley Holdings I”); Valley Electric Holdings II, Inc. (“Valley Holdings II”); and Victor Holdings of Delaware, LLC (“Victor Holdings”).
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
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third-party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of March 31, 2026, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $3,310,666 and $3,679,145, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. We consolidate all wholly owned and substantially wholly owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
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
Our previously outstanding 6.375% convertible notes due 2025, which matured during the fiscal year ended June 30, 2025, are referred to as the “2025 Notes” or the “Convertible Notes”. Our previously outstanding 3.706% unsecured notes due 2026, which were redeemed during the fiscal year ended June 30, 2025, are referred to as the “2026 Notes”. Our $265.2 million of 3.364% unsecured notes due 2026 are referred to as the “3.364% 2026 Notes”. Our $279.8 million of 3.437% unsecured notes due 2028 are referred to as the “3.437% 2028 Notes”. Our $172.5 million of 5.50% unsecured notes due 2030 are referred to as the “5.50% 2030 Notes”, and collectively with the 2026 Notes, the 3.364% 2026 Notes, and the 3.437% 2028 Notes, as the “Public Notes”. Any corporate notes issued pursuant to our medium term notes program with InspereX LLC are referred to as “Prospect Capital InterNotes®”. The Convertible Notes, Public Notes, and Prospect Capital InterNotes® are collectively referred to as the “Unsecured Notes”.
Third Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended March 31, 2026 we acquired $8,300 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $80,637, funded $6,869 of revolver advances, and recorded PIK interest of $19,470, resulting in gross investment originations of $115,276. During the three months ended March 31, 2026 we received full repayments totaling $146,250, received $8,568 of revolver paydowns, received $14,563 in sales, and received $52,861 in partial prepayments, scheduled principal amortization payments, and return of capital distributions, resulting in repayments of approximately $222,242.
Debt Issuances and Redemptions
During the three months ended March 31, 2026 we repaid $3,521 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended March 31, 2026 was $86.
During the three months ended March 31, 2026 we issued $5,523 aggregate principal amount of Prospect Capital InterNotes® with a weighted average stated interest rate of 6.76%, to extend our borrowing base. The newly issued notes mature between January 15, 2029 and April 15, 2033 and generated net proceeds of $5,436.
Equity Issuances and Redemptions
On January 22, 2026, February 19, 2026 and March 20, 2026 we issued 840,928, 804,914, and 928,532 shares of our common stock in connection with the dividend reinvestment plan, respectively.
During the three months ended March 31, 2026, 454,925 shares of our Series A1 Preferred Stock, 283,920 shares of our Series A3 Preferred Stock, 85,820 shares of our Series M1 Preferred Stock, and 186,105 shares of our Series M3 Preferred Stock were converted to 8,992,783 shares of our common stock, in connection with Holder Optional Conversions and Optional Redemptions Following Death of a Holder, resulting in a loss from redemption of preferred stock of $1,678.
During the three months ended March 31, 2026 we issued 556,736 shares of Series A5 Preferred Stock for net proceeds of $12,527, and 178,248 shares of Series M5 Preferred Stock for net proceeds of $4,323, each excluding offering costs and preferred stock dividend reinvestment.
In connection with our Preferred Stock Dividend Reinvestment Plan, we issued additional Series A1 Preferred Stock, Series A3 Preferred Stock, Series A4 Preferred Stock, Series A5 Preferred Stock, Series M1 Preferred Stock, Series M3 Preferred Stock, Series M4 Preferred Stock, and Series M5 Preferred Stock of 13,306, 13,247, and 13,391 throughout January, February, and March, respectively.
On March 11, 2026, we filed a notice of meeting and definitive proxy statement in connection with a special meeting of our stockholders that is scheduled to be held on June 9, 2026 for the purpose of asking our stockholders to vote on a proposal to authorize us, with approval of our Board of Directors, to sell shares of our common stock (during the next 12 months) at a price or prices below our then current net asset value per share in one or more offerings subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of our outstanding common stock immediately prior to such sale).
Investment Holdings
As of March 31, 2026, we have $6,302,465, or 213.4%, of our net assets applicable to common shares invested in 89 portfolio investments and CLOs.
Our annualized current yield was 10.5% and 12.2% as of March 31, 2026 and June 30, 2025, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 7.9% and 9.6% as of March 31, 2026 and June 30, 2025, respectively, across all investments. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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

As of March 31, 2026, we own controlling interests in the following portfolio companies: Belnick, LLC (Belnick); CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”); Kickapoo Ranch Pet Resort (“Kickapoo”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); R-V Industries, Inc. (“R-V”); Universal Turbine Parts, LLC (“UTP”); Strategic Chemical Solutions Corp. (f/k/a USES Corp.); and Valley Electric Company, Inc. (“Valley Electric”). In June 2019, CP Energy purchased a controlling interest of the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $60,529 and $51,477 in first lien term loans (the “Spartan Term Loan A”) due to us as of March 31, 2026 and June 30, 2025, respectively. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, we report our investments in Spartan as control investment. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loan A.
As of March 31, 2026, we also own affiliated interests in Nixon, Inc. (“Nixon”) and RGIS Services, LLC, (“RGIS”).
The following shows the composition of our investment portfolio by level of control as of March 31, 2026 and June 30, 2025:

	March 31, 2026					June 30, 2025
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio		Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$3,310,666	53.5%	$3,679,145	58.4%		$3,416,244	51.0%	$3,696,367	55.4%
Affiliate Investments	12,835	0.2%	36,438	0.6%		11,735	0.2%	27,057	0.4%
Non-Control/Non-Affiliate Investments	2,869,400	46.3%	2,586,882	41.0%		3,265,522	48.8%	2,950,092	44.2%
Total Investments	$6,192,901	100.0%	$6,302,465	100.0%	(1)	$6,693,501	100.0%	$6,673,516	100.0%
(1) Does not foot due to rounding

The following shows the composition of our investment portfolio by type of investment as of March 31, 2026 and June 30, 2025:

	March 31, 2026				June 30, 2025
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Revolving Line of Credit	$62,071	1.0%	$57,004	0.9%	$83,721	1.3%	$81,551	1.2%
First Lien Debt	4,393,191	71.0%	4,161,350	66.0%	4,636,795	69.3%	4,381,227	65.7%
Second Lien Revolving Line of Credit	3,375	0.1%	3,375	0.1%	—	—%	—	—%
Second Lien Debt	764,637	12.3%	589,679	9.3%	965,712	14.4%	765,806	11.5%
Unsecured Debt	7,200	0.1%	5,313	0.1%	7,200	0.1%	5,403	0.1%
Subordinated Structured Notes	2,197	—%	3,897	0.1%	37,840	0.6%	35,002	0.5%
Preferred Stock	425,188	6.9%	136,270	2.2%	429,426	6.4%	117,961	1.8%
Common Stock	312,009	5.0%	650,979	10.3%	294,505	4.4%	814,757	12.2%
Membership Interest	223,033	3.6%	672,859	10.7%	238,302	3.5%	438,206	6.5%
Participating Interest (1)	—	—%	21,739	0.3%	—	—%	33,603	0.5%
Total Investments	$6,192,901	100.0%	$6,302,465	100.0%	$6,693,501	100.0%	$6,673,516	100.0%
(1)Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, revenue interests, liquidating trusts and overriding royalty interests.

The following shows our investments in interest bearing securities, including non-accrual investments, by type of investment as of March 31, 2026 and June 30, 2025:

	March 31, 2026				June 30, 2025
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Debt and First Lien Revolving Line of Credit	$4,455,262	85.2%	$4,218,354	87.5%	$4,720,516	82.4%	$4,462,778	84.7%
Second Lien Debt and Second Lien Revolving Line of Credit	768,012	14.7%	593,054	12.3%	965,712	16.8%	765,806	14.5%
Unsecured	7,200	0.1%	5,313	0.1%	7,200	0.1%	5,403	0.1%
Subordinated Structured Notes	2,197	—%	3,897	0.1%	37,840	0.7%	35,002	0.7%
Total Interest Bearing Investments	$5,232,671	100.0%	$4,820,618	100.0%	$5,731,268	100.0%	$5,268,989	100.0%

The following shows the composition of our investment portfolio by industry as of March 31, 2026 and June 30, 2025:

	March 31, 2026				June 30, 2025
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$91,420	1.5%	$93,972	1.5%	$87,528	1.3%	$102,728	1.5%
Air Freight & Logistics	215,144	3.5%	169,731	2.7%	204,924	3.1%	184,641	2.8%
Automobile Components	126,422	2.0%	28,939	0.5%	114,731	1.7%	82,272	1.2%
Capital Markets	—	—%	—	—%	21,500	0.3%	21,500	0.3%
Commercial Services & Supplies	442,294	7.1%	454,381	7.2%	553,016	8.3%	504,313	7.6%
Construction & Engineering	95,912	1.5%	319,814	5.1%	95,912	1.4%	351,291	5.3%
Consumer Finance	745,563	12.0%	1,158,766	18.4%	741,932	11.1%	953,320	14.2%
Distributors	337,990	5.5%	306,121	4.9%	397,405	5.9%	269,707	4.0%
Diversified Consumer Services	105,705	1.7%	14,996	0.2%	104,156	1.6%	44,069	0.7%
Diversified Telecommunication Services	241,940	3.9%	187,269	3.0%	254,876	3.8%	198,549	3.0%
Electrical Equipment	—	—%	—	—%	61,367	0.9%	61,367	0.9%
Energy Equipment & Services	340,070	5.4%	147,988	2.3%	324,321	4.8%	122,189	1.8%
Residential Real Estate Investment Trusts (REITs)	883,242	14.3%	1,112,198	17.6%	922,647	13.8%	1,300,972	19.5%
Financial Services	77,905	1.3%	77,477	1.2%	67,830	1.0%	67,830	1.0%
Food Products	87,544	1.4%	84,468	1.3%	150,213	2.2%	145,966	2.2%
Health Care Providers & Services	765,497	12.4%	734,214	11.6%	767,993	11.5%	731,527	11.0%
Health Care Technology	126,407	2.0%	124,638	2.0%	132,153	2.0%	130,246	2.0%
Hotels, Restaurants & Leisure	29,931	0.5%	27,086	0.4%	28,485	0.4%	26,249	0.4%
Household Durables	118,238	1.9%	124,666	2.0%	109,864	1.6%	71,506	1.1%
Interactive Media & Services	91,425	1.5%	91,425	1.5%	75,076	1.1%	75,076	1.1%
IT Services	73,950	1.2%	56,931	0.9%	103,226	1.5%	75,619	1.1%
Leisure Products	70,439	1.1%	70,438	1.1%	102,149	1.5%	102,373	1.5%
Machinery	80,974	1.3%	109,495	1.7%	101,360	1.6%	151,914	2.3%
Marine Transport	47,967	0.8%	11,543	0.2%	47,117	0.7%	11,660	0.2%
Media	116,604	1.9%	164,425	2.6%	118,472	1.8%	160,612	2.4%
Personal Care Products	369,036	5.9%	129,724	2.1%	348,913	5.2%	125,356	1.9%
Pharmaceuticals	122,956	2.0%	139,022	2.2%	125,918	1.9%	133,576	2.0%
Professional Services	84,042	1.4%	83,817	1.3%	85,531	1.3%	88,059	1.3%
Software	182,816	3.0%	155,607	2.5%	180,500	2.7%	172,755	2.6%
Specialty Retail	34,301	0.6%	7,101	0.1%	32,076	0.5%	5,914	0.1%
Textiles, Apparel & Luxury Goods	84,970	1.4%	112,316	1.8%	84,150	1.3%	99,705	1.5%
Trading Companies & Distributors	—	—%	—	—%	110,320	1.6%	65,653	1.0%
Subtotal	6,190,704	100.0%	6,298,568	99.9%	6,655,661	99.4%	6,638,514	99.5%
Structured Finance(1)	2,197	—%	3,897	0.1%	37,840	0.6%	35,002	0.5%
Total Investments	$6,192,901	100.0%	$6,302,465	100.0%	$6,693,501	100.0%	$6,673,516	100.0%
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
Our gross investment activity for the nine months ended March 31, 2026 and March 31, 2025 are presented below:

	Nine Months Ended March 31,
	2026	2025
Investments in portfolio companies
Investments in new portfolio companies	$41,638	$342,327
Follow-on investments in existing portfolio companies (1)	168,625	176,910
Revolver advances	21,849	23,595
PIK interest (2)	55,165	78,907
Total investments in portfolio companies	$287,277	$621,739

Investments by portfolio composition
First Lien Debt	$222,513	$553,598
Second Lien Debt	13,682	2,912
Subordinated Structured Notes	—	—
Equity	51,081	65,229
Total investments by portfolio composition	$287,276	$621,739

Investments repaid or sold
Partial repayments (3)	$211,884	$251,884
Full repayments	245,669	552,474
Investments sold	55,848	42,036
Revolver paydowns	22,767	10,953
Total investments repaid or sold	$536,168	$857,347

Investments repaid or sold by portfolio composition
First Lien Debt	$443,867	$627,442
Second Lien Debt	88,415	230,046
Subordinated Structured Notes	639	—
Equity	3,247	(141)	(5)
Total investments repaid or sold by portfolio composition	$536,168	$857,347

Weighted average interest rates for new investments by portfolio composition (4)
First Lien Debt	11.36%	11.57%
Second Lien Debt	12.70%	N/A
(1) Includes follow-on investments in existing portfolio companies and refinancings, if any.
(2) Approximately $47,615 and $72,869 was accrued as PIK interest income during the nine months ended March 31, 2026 and March 31, 2025, respectively.
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

Key developments in the Company’s portfolio during the nine months ended March 31, 2026 are as follows:
On July 11, 2025, the National Property REIT Corp. loan agreement was amended, extending the maturity date of the First Lien Term Loan facilities (A, D and E) to March 31, 2027.

On July 18, 2025, the USG Intermediate, LLC loan agreement was amended, extending the maturity date of the First Lien Revolving Line of Credit to February 9, 2029.

On September 30, 2025, the PeopleConnect Holdings, Inc loan agreement was amended, extending the maturity date of First Lien Term Loan to July 22, 2026

On November 14, 2025, the Belnick, LLC (d/b/a The Ubique Group) loan agreement was amended, extending the maturity date of the First Lien Term Loan to May 14, 2029.

On February 9, 2026, the PeopleConnect Holdings, Inc loan agreement was amended, extending the maturity date of First Lien Term Loan to January 22, 2028

Investment Valuation
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $6,302,465.

Our portfolio companies are generally lower middle-market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.
Control Company Investments
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the nine months ended March 31, 2026.
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
The fair value of our investment in Belnick was $104,035 as of March 31, 2026, a premium of $7,229 to its amortized cost basis compared to a fair value of $51,166 as of June 30, 2025, a discount of $37,086 to its amortized cost. The premium to amortized cost resulted from an improvement in financial performance and expected tariff refunds.
CP Energy Services, Inc.
Prospect owns 100% of the equity of CP Holdings, a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy, and the remaining equity is owned by CP Energy management. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries.
In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”) a portfolio company of Prospect with $53,008 in first lien term loans (the “Spartan Term Loans”) due to us as of March 31, 2026. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. In September 2020, we made a new $26,193 Series A preferred stock investment in Spartan Energy Holdings, Inc., which equates to 100% of the Series A non-voting non-convertible preferred stock outstanding.
The fair value of our investment in CP Energy was $147,988 as of March 31, 2026, which is a discount of $192,082 from its amortized cost, compared to a fair value of $122,189 as of June 30, 2025, representing a discount of $202,132 to its amortized cost. The decrease in discount to amortized cost resulted from an improvement in financial performance and higher projected performance.
Echelon Transportation, LLC
Prospect owns 100% of the membership interests of Echelon Transportation LLC (“Echelon”). Echelon owns 60.7% of the equity of AerLift Leasing Limited (“AerLift”). Echelon is a transportation leasing company.
The fair value of our investment in Echelon was $0 as of March 31, 2026, equal to its amortized cost, compared to a fair value of $65,653 as of June 30, 2025, a discount of $44,667 to its amortized cost. During the nine months ended March 31, 2026, Echelon received proceeds from AerLift for the sale of its planes and all core assets. Echelon primarily used the proceeds to fully repay our $54,739 first lien term loan at par (including accrued interest), distribute $3,247 as a return of capital on our preferred equity investment, and maintain cash-on-hand for residual operating and wind-down expenses. Following Echelon’s receipt of the final plane proceeds in the quarter ending on March 31, 2026, we wrote-off the remaining cost basis of our equity interest and recognized a realized loss of $52,334.
First Tower Finance Company LLC
Prospect owns 100% of the equity of First Tower Delaware, a consolidated holding company. First Tower Delaware owns 78.06% of First Tower Finance. First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.

The fair value of our investment in First Tower was $952,349 as of March 31, 2026, a premium of $471,867 to its amortized cost basis compared to a fair value of $760,518 as of June 30, 2025, a premium of $277,200 to its amortized cost. The increase in premium to amortized cost resulted from an improvement in financial performance, higher projected performance, and an expansion of comparable company trading multiples.
InterDent, Inc.
Prospect owns 100% of the equity of InterDent, Inc. InterDent is a dental support organization (“DSO”). InterDent provides business and administrative support services to a regionally-diversified set of dental practices so that dentists can focus on delivering high-quality clinical care and patient satisfaction.
The fair value of our investment in InterDent was $339,156 as of March 31, 2026, a discount of $82,568 to its amortized cost basis compared to a fair value of $338,781 as of June 30, 2025, a discount of $55,244 to its amortized cost. The increase in discount to amortized cost resulted from a decline in financial performance and increased debt in the capital structure.
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
The fair value of our investment in Mity decreased to $86,367 as of March 31, 2026, representing a discount of $15,068 to its amortized cost basis, compared to a fair value of $94,418 as of June 30, 2025, representing a premium of $106 to its amortized cost basis. The discount to amortized cost resulted from lower projected performance and increased debt in the capital structure.
National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties, self-storage, and student housing properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly owned subsidiaries, NPRC invests in online consumer loans and RSSNs. As of March 31, 2026 and June 30, 2025, we own 100% of the fully-diluted common equity of NPRC.
During the nine months ended March 31, 2026, we provided $31,772 of debt financing to NPRC to fund real estate capital expenditures and provide working capital.
During the nine months ended March 31, 2026, we received partial repayments of $71,177 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
During the nine months ended March 31, 2025, we provided $71,427 of debt financing to NPRC to fund real estate capital expenditures and provide working capital.
During the nine months ended March 31, 2025, we received partial repayments of $213,386 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
As of March 31, 2026, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $883,242 and a fair value of $1,112,198, primarily related to NPRC’s real estate portfolio. The real estate portfolio was comprised of forty-four multi-family properties, three student housing properties, four senior living properties, and two commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of March 31, 2026:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Taco Bell, OK	Yukon, OK	6/4/2014	$1,719	$—
2	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
3	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	21,569
4	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	22,945
5	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	43,656

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
6	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	25,935
7	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	21,372
8	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	31,810
9	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	27,625
10	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	17,195
11	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	9,957
12	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,068
13	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,234
14	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	148,553
15	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	85,855
16	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	14,958
17	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	52,491
18	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,159
19	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	34,675
20	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	91,780
21	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	57,925
22	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	29,766
23	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	46,738
24	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,397
25	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
26	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	75,546
27	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
28	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	38,669
29	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,734
30	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,055
31	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
32	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,049
33	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
34	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	18,615
35	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
36	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,975
37	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,955
38	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,203
39	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,601
40	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	106,850
41	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	66,473
42	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
43	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	37,005
44	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	29,916
45	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	24,638
46	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
47	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
48	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
49	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
50	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
51	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,482
52	NPRC Apex Holdings LLC	Cincinnati, OH	1/19/2024	34,225	27,712
53	NPRC Parkton Holdings LLC	Cincinnati, OH	1/19/2024	45,775	37,090
				$2,262,816	$1,959,026

As of June 30, 2025, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $922,647 and a fair value of $1,300,972. The fair value of $1,289,092 related to NPRC’s real estate portfolio was comprised of forty-seven multi-family properties, five student housing properties, four senior living properties, and two commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of June 30, 2025:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Taco Bell, OK	Yukon, OK	6/4/2014	$1,719	$—
2	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
3	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	21,569
4	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	22,945
5	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	43,656
6	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	25,935
7	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	21,372
8	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	31,810
9	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	27,625
10	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	17,195
11	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	40,312
12	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,112
13	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,272
14	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	30,016
15	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,323
16	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	150,423
17	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	87,031
18	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	15,156
19	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	53,231
20	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,417
21	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	35,185
22	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
23	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	58,393
24	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	25,075
25	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
26	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,274
27	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
28	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
29	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	77,261
30	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	42,329
31	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	21,313
32	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
33	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	38,843
34	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
35	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
36	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
37	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
38	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
39	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	18,906
40	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
41	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,975
42	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,955
43	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,203
44	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,601
45	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	106,850
46	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	70,723
47	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
48	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	36,704
49	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	29,673
50	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	24,383
51	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
52	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
53	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
54	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
55	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
56	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,566
57	NPRC Apex Holdings LLC	Cincinnati, OH	1/19/2024	34,225	27,712
58	NPRC Parkton Holdings LLC	Cincinnati, OH	1/19/2024	45,775	37,090
				$2,534,216	$2,191,789

The fair value of our investment in NPRC was $1,112,198 as of March 31, 2026, a premium of $228,956 from its amortized cost basis, compared to a fair value of $1,300,972 as of June 30, 2025, a premium of $378,325 to its amortized cost. The decrease in premium to amortized cost was primarily driven by a softening in cash flow projections across NPRC’s real estate portfolio, an increase in discount and terminal capitalization rates, and higher leverage within the capital structure.

QC Holdings TopCo, LLC
On June 30, 2025, Prospect acquired a 99.6% equity interest in QC Holdings TopCo, LLC (“QC Holdings”), representing a controlling beneficial interest in QC Holdings under the Investment Company Act of 1940. Prospect now holds a 95.4% equity interest in the company. QC Holdings is a consumer-focused provider of alternative financial services and credit solutions.

The fair value of our investment in QC Holdings was $95,331 as of March 31, 2026, a premium of $14,670 to its amortized cost compared to a fair value of $77,286 as of June 30, 2025, equal to its amortized cost. The increase in premium to amortized cost resulted from an improvement in financial performance.

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

The fair value of our investment in Pacific World was $114,455 as of March 31, 2026, a discount of $241,864 to its amortized cost compared to a fair value of $107,970 as of June 30, 2025, a discount of $228,143 to its amortized cost. The increase in discount to amortized cost resulted from increased debt in the capital structure.

R-V Industries Inc.
Prospect owns 87.75% of the fully-diluted equity of R-V Industries, Inc. (“R-V”), with R-V management owning the remaining 12.25% of the equity. R-V is a provider of engineering and manufacturing services to chemical, paper, pharmaceutical, and power industries.

The fair value of our investment in R-V was $91,709 as of March 31, 2026, a premium of $28,521 to its amortized cost compared to a fair value of $105,577 as of June 30, 2025, a premium of $51,389 to its amortized cost. The decrease in premium to amortized cost was primarily driven by Prospect’s incremental investment to R-V made in connection with a dividend recapitalization.

Strategic Chemical Solutions Corp. (f/k/a USES Corp.)

Prospect owns 99.96% of the equity of Strategic Chemical Solutions Corp. (f/k/a USES Corp.) as of March 31, 2026 and June 30, 2025. Strategic Chemical Solutions Corp. (f/k/a USES Corp.) provides industrial, environmental, and maritime services in the Gulf States region.

The fair value of our investment in Strategic Chemical Solutions Corp. (f/k/a USES Corp.) was $9,982 as of March 31, 2026, a discount of $11,512 to its amortized cost compared to a fair value of $14,518 as of June 30, 2025, a discount of $72,258 to its amortized cost. The decrease in discount is due to a realized loss recorded in the December 2025 quarter, which reduced amortized cost basis following a period of decreased performance and core asset sales.

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

The fair value of our investment in Valley Electric was $319,814 as of March 31, 2026, a premium of $223,902 to its amortized cost compared to a fair value of $351,291 as of June 30, 2025, a premium of $255,379 to its amortized cost. The decrease in premium to amortized cost primarily resulted from a reduction in comparable company multiples.

Our controlled investments, including those discussed above, are valued at $368,479 above their amortized cost as of March 31, 2026.

Affiliate and Non-Control Company Investments
We hold two affiliate investments as of March 31, 2026 (Nixon, Inc. and RGIS Services, LLC, (“RGIS”)) with a total fair value of $36,438, a premium of $23,603 from their combined amortized cost, compared to a fair value of $27,057 as of June 30, 2025, representing a $15,322 premium to its amortized cost. The increase in premium to amortized cost was driven by an improvement in RGIS’ financial performance.
With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. Note that some of our non-control/non-affiliate investments have larger equity or convertible debt option positions and are therefore more susceptible to changes in value than the rest of our non-control/non-affiliate investments. As of March 31, 2026, our non-control/non-affiliate portfolio is valued at a discount to amortized cost primarily due to eight of our non-control/ non-affiliate investments, Credit.com Holdings, LLC (“Credit.com”), First Brands Group, Aventiv Technologies, LLC (“Securus”), STG Distribution, LLC (f/k/a Reception Purchaser, LLC), Medical Solutions Holdings, Inc., Rising Tide Holdings, Inc. (“West Marine”), Town & Country Holdings, Inc., and K&N HoldCo, LLC (“K&N”), which are valued at discounts to amortized cost of $91,301, $68,972, $57,037, $45,502, $39,176, $27,200, $26,095, and $25,428, respectively.
Excluding those non-control/non-affiliate investments discussed above, our remaining non-control/non-affiliate portfolio is valued at a premium of $98,193 to amortized cost as of March 31, 2026.
Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of March 31, 2026 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Public Notes which we issued in May 2021, September 2021, and October 2025; and Prospect Capital InterNotes® which we issue from time to time. As of March 31, 2026, our equity capital is comprised of common and preferred equity.
The following table shows our outstanding debt as of March 31, 2026:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$403,711	$15,304	$403,711	$403,711	1M SOFR +	2.05%

3.364%	2026 Notes	265,163	780	264,383	257,643	3.89%
3.437%	2028 Notes	279,750	3,319	276,431	245,397	3.95%
5.50%	2030 Notes	172,521	7,367	165,154	152,647	6.76%
Public Notes		717,434		705,968	655,687

Prospect Capital InterNotes®		629,946	7,662	622,284	592,321	5.93%
Total		$1,751,091		$1,731,963	$1,651,719

The following table shows our outstanding debt as of June 30, 2025:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$856,322	$18,842	$856,322	$856,322	1M SOFR +	2.05%

3.364%	2026 Notes	300,000	2,019	297,981	286,707	3.87%
3.437%	2028 Notes	300,000	4,537	295,463	268,671	3.93%
Public Notes		600,000		593,444	555,378

Prospect Capital InterNotes®		647,232	8,687	638,545	607,339	5.85%
Total		$2,103,554		$2,088,311	$2,019,039
The following table shows the contractual maturities by fiscal year of our Revolving Credit Facility, Public Notes and Prospect Capital InterNotes® as of March 31, 2026:

	Payments Due by Fiscal Year ending June 30,
	Total	Remainder of 2026	2027	2028	2029	2030	After 5 Years
Revolving Credit Facility	$403,711	$—	$—	$—	$403,711	$—	$—
Public Notes	717,434	—	265,163	—	279,750	—	172,521
Prospect Capital InterNotes®	629,946	20,130	114,508	74,853	87,122	70,443	262,890
Total Contractual Obligations	$1,751,091	$20,130	$379,671	$74,853	$770,583	$70,443	$435,411
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

Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, PCF, a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective June 28, 2024, we completed an extension and upsizing of the revolving credit facility (the “Revolving Credit Facility”). The lenders have extended commitments of $2,121,500 as of March 31, 2026. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $2,250,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extended the maturity date to June 28, 2029 and the revolving period through June 28, 2028, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.
As of March 31, 2026 and June 30, 2025, we had $799,535 and $570,532, respectively, available to us for borrowing under the Revolving Credit Facility, net of $403,711 and $856,322 outstanding borrowings as of the respective balance sheet dates. See Note 4. Revolving Credit Facility within our consolidated financial statements for additional details.
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
During the three months ended March 31, 2026, we did not have repurchase activity on the 3.364% 2026 Notes. During the nine months ended March 31, 2026, we repurchased $34,837 aggregate principal amount of the 3.364% 2026 Notes at a weighted average price of 96.87%, including commissions, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $1,006 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 3.364% 2026 Notes.
As of March 31, 2026 and June 30, 2025, the outstanding aggregate principal amount of the 3.364% 2026 Notes were $265,163 and $300,000, respectively.
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
During the three months ended March 31, 2026, we did not have repurchase activity on the 3.437% 2028 Notes. During the nine months ended March 31, 2026, we repurchased $20,250 aggregate principal amount of the 3.437% 2028 Notes at a weighted average price of 89.46%, including commissions, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $2,009 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 3.437% 2028 Notes.
As of March 31, 2026 and June 30, 2025, the outstanding aggregate principal amount of the 3.437% 2028 Notes was $279,750 and $300,000, respectively.
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
As of March 31, 2026 and June 30, 2025, the outstanding aggregate principal amount of the 5.50% 2030 Notes were $172,521 and $0, respectively.
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
As of March 31, 2026 and June 30, 2025, the fair value of the derivative assets and derivative liabilities were $1,951 and $0, and $0 and $0, respectively.
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

Certain notes issued through the InterNotes® Offerings have been repaid and we have, from time to time, repurchased or redeemed such other notes and, therefore, as of March 31, 2026 and June 30, 2025, the aggregate principal amount of Prospect Capital InterNotes® outstanding were $629,946 and $647,232, respectively. See Note 7. Prospect Capital InterNotes® within our consolidated financial statements for additional details.
Net Asset Value Applicable to Common Stockholders
During the nine months ended March 31, 2026, our net asset value applicable to common shares decreased by $35,145, or $0.51 per basic weighted average common share, primarily due to net realized and net change in unrealized losses of $100,567, or $0.22 per basic weighted average common share. While our net asset value applicable to common shareholders increased $20,141 and $70,545 due to shares issued at the then-current market prices through reinvestment of dividends and conversions of preferred stock to common stock, respectively, these combined increases in total net asset value resulted in dilution of $0.25 per basic weighted average common share. Additionally, distributions to common and preferred stockholders of $271,918, or $0.58 per basic weighted average common share, exceeded net investment income of $248,695, or $0.53 per basic weighted average common share, resulting in a net decrease of $0.05 per basic weighted average common share. The following table shows the calculation of net asset value per common share as of March 31, 2026 and June 30, 2025:

	March 31, 2026	June 30, 2025
Net assets applicable to common stockholders	$2,953,627	$2,988,772
Shares of common stock issued and outstanding	488,029,036	455,902,826
Net asset value per common share	$6.05	$6.56
Results of Operations
Operating results for the three and nine months ended March 31, 2026 and March 31, 2025 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Investment income	$150,067	$170,716	$483,693	$552,490
Total operating expenses	77,110	87,227	248,367	292,693
Reimbursement of administration expenses	(5,500)	—	(13,369)	—
Total net operating expenses	71,610	87,227	234,998	292,693
Net investment income	78,457	83,489	248,695	259,797
Net realized gains (losses) from investments	(79,113)	(63,180)	(222,307)	(210,203)
Net change in unrealized gains (losses) from investments	57,642	(160,869)	129,548	(324,716)
Net realized gains (losses) on extinguishment of debt	(86)	644	2,733	1,128
Net realized gains (losses) from derivative instruments and foreign currency transactions	(474)	—	(698)	—
Net change in unrealized gains (losses) from derivative instruments and foreign currency transactions	53	—	208	—
Net increase (decrease) in net assets resulting from operations	56,479	(139,916)	158,179	(273,994)
Preferred stock dividend	(26,702)	(26,698)	(80,209)	(80,083)
Net gain (loss) on redemptions of preferred stock	(1,618)	(1,586)	(4,329)	(188)
Gain (loss) on Accretion to Redemption Value of Preferred Stock	(1,751)	(3,131)	(5,722)	(13,128)
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stockholders	$26,408	$(171,331)	$67,919	$(367,393)

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
The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Interest income	$140,127	$159,256	$441,569	$512,669
Dividend income	8,094	7,753	35,651	17,124
Other income	1,846	3,707	6,473	22,697
Total investment income	$150,067	$170,716	$483,693	$552,490

Average debt principal of performing interest bearing investments(1)	$4,628,857	$5,442,926	$5,007,100	$5,580,480
Weighted average interest rate earned on performing interest bearing investments(1)	12.11%	11.46%	11.59%	11.80%
Average debt principal of all interest bearing investments(2)	$5,463,608	$6,108,405	$5,798,249	$6,134,216
Weighted average interest rate earned on all interest bearing investments(2)	10.26%	10.21%	10.01%	10.73%
(1) Excludes equity investments, Subordinated Structured Notes and non-accrual loans.
(2) Excludes equity investments and Subordinated Structured Notes.
The weighted average interest rate earned on performing interest bearing assets increased to 12.11% for the three months ended March 31, 2026 from 11.46% for the three months ended March 31, 2025. The weighted average interest rate earned on all interest bearing investments increased to 10.26% for the three months ended March 31, 2026 from 10.21% for the three months ended March 31, 2025. The increase is a combination of a decrease in income from repayments of lower yielding assets during the current period, in addition to originations at higher yields and to a lesser effect an increase in foregone interest due to non-accrual investments.
The weighted average interest rate earned on performing interest bearing assets decreased to 11.59% for the nine months ended March 31, 2026 from 11.80% for the nine months ended March 31, 2025. The decrease is primarily due to a $56,575 reduction in interest income recognized on our portfolio company investments as a result of repayments and declines in SOFR rates. The weighted average interest rate earned on all interest bearing investments decreased to 10.01% for the nine months ended March 31, 2026 from 10.73% for the nine months ended March 31, 2025. The decrease is primarily due to a $56,575 reduction in interest income recognized on our portfolio company investments as a result of repayments and a decline in SOFR rates.
Investment income is also generated from dividends and other income which is less predictable than interest income. The following table describes dividend income earned for the three and nine months ended March 31, 2026 and March 31, 2025, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Dividend income
Valley Electric Company, Inc.	$3,800	$—	$10,924	$—
Universal Turbine Parts, LLC	2,059	—	4,076	—
Shoes West, LLC (d/b/a Taos Footwear)	355	—	3,716	—
R-V Industries, Inc.	—	4,387	8,774	8,774
The RK Logistics Group, Inc.	—	—	2,534	—
RGIS Services, LLC	—	—	985	141
Other transactions	1,880	3,366	4,642	8,209
Total dividend income	$8,094	$7,753	$35,651	$17,124

Other income is comprised of structuring fees, advisory fees, amendment fees, royalty interests, receipts for residual net profit and revenue interests, administrative agent fees and other miscellaneous and sundry cash receipts. The following table describes other income earned for the three and nine months ended March 31, 2026 and March 31, 2025, respectively:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025
Structuring and amendment fees
PeopleConnect Holdings, Inc	$792	$—	$792	$531
Druid City Infusion, LLC	191	—	191	1,379
USG Intermediate, LLC	—	733	—	733
Shoes West, LLC (d/b/a Taos Footwear)	—	1,648	—	1,648
Help/Systems Holdings, Inc.	—	—	1,313	—
Other transactions	487	1,131	2,999	2,657
Total structuring and amendment fees	$1,470	$3,512	$5,295	$6,948
Royalty, net profit and revenue interests
National Property REIT Corp.	$—	$—	$—	$14,825
Other transactions	167	—	501	340
Total royalty and net revenue interests	$167	$—	$501	$15,165
Administrative agent fees
Other transactions	$209	$195	$677	$584
Total administrative agent fees	$209	$195	$677	$584
Total other income	$1,846	$3,707	$6,473	$22,697
Other income for the three months ended March 31, 2026 decreased by $1,861 compared to the three months ended March 31, 2025 primarily due to a $2,042 decrease in structuring and amendment fees.
Other income for the nine months ended March 31, 2026 decreased by $16,224 compared to the nine months ended March 31, 2025 primarily due to a $14,825 decrease in royalty and net revenue interests from our investment in National Property REIT Corp. (“NPRC”) and a $1,653 decrease in structuring and amendment fees.
Income recognized from dividend income, prepayment premium from early repayments, structuring fees and amendment fees related to specific loan positions and royalty, net profit and revenue interests are considered to be non-recurring income. For the three months ended March 31, 2026 and three months ended March 31, 2025, we recognized $9,997 and $12,491 of non-recurring income, respectively. The $2,494 decrease in nonrecurring income during the three months ended March 31, 2026 primarily due to a $2,042 decrease in structuring and amendment fee income, a $960 decrease in prepayment premium income, partially offset by a $341 increase in dividend income and a $167 increase in royalty and net revenue interests.
Income recognized from dividend income, prepayment premium from early repayments, structuring fees and amendment fees related to specific loan positions and royalty, net profit and revenue interests are considered to be non-recurring income. For the nine months ended March 31, 2026 and nine months ended March 31, 2025, we recognized $42,018 and $40,951 of non-recurring income, respectively. The $1,067 increase in nonrecurring income during the nine months ended March 31, 2026 is primarily due to a $18,527 increase in dividend income, partially offset by a $14,664 decrease in royalty and net revenue interests, a $1,653 decrease in structuring and amendment fees and a $1,143 decrease in prepayment premium.

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
The following table describes the various components of our operating expenses:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Base management fee	$32,304	$35,578	$98,853	$111,253
Income incentive fee	2,300	4,207	19,569	33,519
Interest and credit facility expenses	31,536	36,151	98,013	113,890
Allocation of overhead from Prospect Administration	5,523	5,318	16,570	16,734
Audit, compliance and tax related fees	498	583	1,158	2,383
Directors’ fees	150	150	450	450
Other general and administrative expenses	4,799	5,240	13,754	14,464
Total operating expenses	$77,110	$87,227	$248,367	$292,693
Reimbursement of administration expenses	$(5,500)	$—	$(13,369)	$—
Total net operating expenses	$71,610	$87,227	$234,998	$292,693
Total gross and net base management fee was $32,304 and $35,578 for the three months ended March 31, 2026 and 2025, respectively. The decrease in total gross base management fee is directly related to a decrease in average total assets.
Total gross and net base management fee was $98,853 and $111,253 for the nine months ended March 31, 2026 and 2025, respectively. The decrease in total gross base management fee is directly related to a decrease in average total assets.
For the three months ended March 31, 2026 and 2025, we incurred $2,300 and $4,207 of income incentive fees, respectively. This decrease was driven by a corresponding decrease in pre-incentive fee net investment income (net of preferred stock dividends) to $54,055 from $60,998 for the three months ended March 31, 2026 and 2025, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
For the nine months ended March 31, 2026 and 2025, we incurred $19,569 and $33,519 of income incentive fees, respectively. This decrease was driven by a corresponding decrease in pre-incentive fee net investment income (net of preferred stock dividends) to $188,055 from $213,233 for the nine months ended March 31, 2026, and 2025, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended March 31, 2026 and 2025, we incurred $31,536 and $36,151, respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). During the nine months ended March 31, 2026 and 2025, we incurred $98,013 and $113,890, respectively, of interest and credit facility expenses related to our Notes. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.

The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Interest on borrowings	$26,369	$30,656	$83,105	$97,658
Amortization of deferred financing costs	2,150	2,208	6,443	6,717
Accretion of discount on unsecured debt	522	711	1,374	2,146
Facility commitment fees	2,495	2,576	7,091	7,369
Total interest and credit facility expenses	$31,536	$36,151	$98,013	$113,890

Average principal debt outstanding	$2,089,094	$2,437,194	$2,126,480	$2,499,339
Annualized weighted average stated interest rate on borrowings(1)	5.06%	5.03%	5.22%	5.21%
Annualized weighted average interest rate on borrowings(2)	6.05%	5.93%	6.15%	6.08%
(1)Includes only the stated interest expense.
(2)Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Convertible and Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.
Interest expense was $26,369 and $30,656 for the three months ended March 31, 2026 and 2025, respectively. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) was 5.06% and 5.03% for the three months ended March 31, 2026 and 2025, respectively. The stable rate is primarily due to a mixture of events that have offsetting effects including the following effects that contributed to an increase: an increase of the Prospect Capital InterNotes® stated interest rates, the extinguishment of the Original 2026 Notes which carried a below average stated rate of 3.706%, and the issuance of the 5.50% 2030 Notes. Decreasing effects came primarily from the weighted average stated interest rate on the Revolving Credit Facility across a stable average drawn balance and the maturity of the 2025 Notes.
The weighted average interest rate on borrowings was 6.05% and 5.93% for the three months ended March 31, 2026 and 2025, respectively. The increase is primarily due to the issuance of the 5.50% 2030 Notes, an increase of the all-in rate of the Prospect Capital InterNotes®, and the extinguishment of the Original 2026 Notes which carried a below average stated rate of 3.706%. The increase was partially offset by a decrease of the all-in rate on the Revolving Credit Facility, and the maturity of the 2025 Notes.
Interest expense was $83,105 and $97,658 for the nine months ended March 31, 2026 and 2025, respectively. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) was 5.22% and 5.21% for the nine months ended March 31, 2026 and 2025, respectively. The stable rate is primarily due to increasing effects such as the issuance of the 5.50% 2030 Notes, an increase to both the average outstanding balance and weighted average stated interest rate on the Prospect Capital InterNotes®, the extinguishment of the Original 2026 Notes which carried a below average stated rate of 3.706%, and an increase in the average drawn balance on the Revolving Credit Facility. These increases were mostly offset by decreasing effects such as the weighted average interest rate on the Revolving Credit Facility and the maturity of the 2025 Notes.
The weighted average interest rate on borrowings was 6.15% and 6.08% for the nine months ended March 31, 2026 and 2025, respectively. The increase was primarily due to an increase in the all-in rate on and average outstanding balance of the Prospect Capital InterNotes®, and the extinguishment of the Original 2026 Notes which carried a comparatively lower all-in rate during the prior-year period. The primary offsetting decrease was a decrease of the all-in rate on the Revolving Credit Facility and the maturity of the 2025 Notes.
In December 2025, Prospect Administration finalized a litigation settlement related to a portfolio company owned by the Company that provided $20,500 in proceeds to Prospect Administration. As of March 31, 2026, Prospect Administration sent $2,369 of the proceeds to the Company for reimbursement of external legal fees previously incurred by us related to the litigation, which is recorded within the reimbursement of administrative expenses presented in the Consolidated Statement of Operations for the nine months ended March 31, 2026. From the remaining proceeds, $3,375 was sent to the portfolio company involved in the litigation settlement, $11,000 was used to offset the below allocations of overhead expense from Prospect Administration to the Company during the nine months ended March 31, 2026, and $3,756 was retained by Prospect Administration to offset future overhead allocations from Prospect Administration to the Company during the year ended June 30, 2026.

The gross allocation of overhead expense from Prospect Administration to the Company was $5,523 and $5,318 for the three months ended March 31, 2026 and March 31, 2025, respectively. Of the $11,000 in litigation settlement proceeds discussed above, $5,500 was recorded in the current three month period to offset this allocation of overhead expense and is presented as a reimbursement of administrative expenses to arrive at the total net operating expenses reported in the Consolidated Statement of Operations for the three months ended March 31, 2026.
The gross allocation of overhead expense from Prospect Administration was $16,570 and $16,734 for the nine months ended March 31, 2026 and March 31, 2025, respectively. The $11,000 of litigation settlement proceeds discussed above were used to offset this allocation of overhead expense and, together with the $2,369 of external legal fee reimbursements discussed above, are presented as a reimbursement of administrative expenses to arrive at the total net operating expenses reported in the Consolidated Statement of Operations for the nine months ended March 31, 2026.
Prospect Administration received estimated payments of $125 and $755 directly from our portfolio companies for legal, tax, and other administrative services during the three months ended March 31, 2026 and March 31, 2025, respectively. Prospect Administration received estimated payments of $1,101 and $1,746 directly from our portfolio companies for legal, tax, and other administrative services during the nine months ended March 31, 2026 and March 31, 2025, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments during the three and nine months ended March 31, 2026 and March 31, 2025, Prospect Administration’s charges for its administrative services during the respective periods would have increased by this amount.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration, net of any expense reimbursements, were $5,447 and $5,973 for the three months ended March 31, 2026 and March 31, 2025, respectively. The decrease was primarily attributable to a decrease in legal fees as well as other general and administrative expenses.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration, net of any expense reimbursements, were $15,362 and $17,297 for the nine months ended March 31, 2026 and March 31, 2025, respectively. The decrease was primarily attributable to the receipt of $2,369 in litigation settlement proceeds discussed above, which we recorded as a reimbursement of previously expensed legal fees on behalf of a portfolio company, as well as other general and administrative expenses.

Net Realized Gains (Losses)
The following table details net realized gains (losses) from investments for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31,
Portfolio Company	2026	2025
NMMB, Inc.	$2,888	$—
Global Tel*Link Corporation (d./b/a ViaPath Technologies)	474	—
Other transactions, net	2	3
Wellful, Inc.	—	14
Structured Subordinated Notes, net	(1,019)	(63,197)
Redstone Holdco 2 LP (1)	(29,124)	—
Echelon Transportation, LLC (2)	(52,334)	—
Net realized gains (losses) from investments	$(79,113)	$(63,180)

The following table details net realized gains (losses) from investments for the nine months ended March 31, 2026 and March 31, 2025:

	Nine Months Ended March 31,
Portfolio Company	2026	2025
NMMB, Inc.	$3,730	$6,366
Global Tel*Link Corporation (d./b/a ViaPath Technologies)	474	—
Engine Group, Inc.	27	—
Other transactions, net	9	670
Research Now Group, LLC and Dynata, LLC(1)	2	(48,118)
Wellful, Inc	—	(3,750)
STG Distribution, LLC	—	(5,511)
Structured Subordinated Notes, net	(5,141)	(159,860)
Redstone Holdco 2 LP	(29,124)	—
Echelon Transportation, LLC	(52,334)	—
USES Corp.	(66,219)	—
United Sporting Companies, Inc.	(73,731)	—
Net realized gains (losses) from investments	$(222,307)	$(210,203)
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

Net Realized Gain/Loss from Extinguishment of Debt
During the three months ended March 31, 2026 and March 31, 2025, we recorded a net realized loss from extinguishment of debt of $86 and a net realized gain from extinguishment of debt of $644. During the nine months ended March 31, 2026 and March 31, 2025, we recorded a net realized gain from extinguishment of debt of $2,733 and net realized gain from extinguishment of debt of $1,128, respectively. Refer to Capitalization for additional discussion.
Net Realized Gain/Loss from Redemptions of Preferred Stock
During the three months ended March 31, 2026, we recorded a net realized loss of $1,751 from the accretion to redemption value of redeemable securities. During the three months ended March 31, 2025, we recorded a net realized loss of $3,131 from the accretion to redemption value of redeemable securities.
During the nine months ended March 31, 2026, we recorded a net realized loss of $5,722 from the accretion to redemption value of redeemable securities. During the nine months ended March 31, 2025, we recorded a net realized loss of $13,128 from the accretion to redemption value of redeemable securities.
During the three months ended March 31, 2026, we recorded a net realized loss of $1,678 from the conversions of preferred stock to common, and a gain of $58 from the redemptions of preferred stock to cash, resulting in a net realized loss of $1,618. During the three months ended March 31, 2025, we recorded a net realized loss of $1,619 from the conversions of preferred stock to common, which was offset by a gain of $33 from the redemptions of preferred stock to cash, resulting in a net realized loss of $1,586.
During the nine months ended March 31, 2026, we recorded a net realized loss of $4,476 from the conversions of preferred stock to common, and a gain of $146 from the redemptions of preferred stock to cash, resulting in a net realized loss of $4,329. During the nine months ended March 31, 2025 we recorded a net realized loss of $261 from the conversions of preferred stock to common, and a gain of $73 from the redemptions of preferred stock to cash, resulting in a net realized loss of $188. Refer to Financial Condition, Liquidity, and Capital Resources for additional discussion.

Net Realized Gain/Loss from Derivative Instruments and Foreign Currency Transactions
During the three months ended March 31, 2026, we recorded a net realized loss of $474 from derivative instruments and foreign currency transactions. During the nine months ended March 31, 2026, we recorded a net realized loss of $698 from derivative instruments and foreign currency transactions. During the three and nine months ended March 31, 2025, there were no realized gains or losses from derivative instruments and foreign currency transactions.
Change in Unrealized Gains (Losses)
The following table details net change in unrealized gains (losses) for our portfolio for the three and nine months ended March 31, 2026 and March 31, 2025, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Control investments	$37,058	$(73,292)	$88,356	$(217,121)
Affiliate investments	2,535	2,481	8,281	4,483
Non-control/non-affiliate investments	18,049	(90,058)	32,911	(112,078)
Net change in unrealized gains (losses)	$57,642	$(160,869)	$129,548	$(324,716)
The following table reflects net change in unrealized gains (losses) on investments for the three months ended March 31, 2026:

Net Change in Unrealized Gains (Losses)
First Tower Finance Company LLC	$51,329
Echelon Transportation, LLC (1)	47,801
Belnick, LLC (d/b/a The Ubique Group)	24,940
Redstone Holdco 2 LP (2)	24,526
Town & Country Holdings, Inc.	13,848
New WPCC Parent, LLC	7,979
CP Energy Services Inc.	7,058
Medical Solutions Holdings, Inc.	(6,519)
InterDent, Inc.	(6,740)
Barracuda Parent, LLC	(7,216)
Universal Turbine Parts, LLC	(10,252)
MITY, Inc.	(10,618)
R-V Industries, Inc.	(10,955)
Precisely Software Incorporated	(12,535)
Other investments, net	(14,368)
National Property REIT Corp.	(40,636)
Net change in unrealized gains (losses)	$57,642
(1) Due to decreased performance and following the completion of core asset sales in the current period, we recorded a write-down of the remaining cost-basis, net of any repayments received during the period, and reversed all previously recorded unrealized losses related to our investment.
(2) Upon restructuring, our debt investment was exchanged for new debt and equity investments, and a portion of our cost basis was written-off for tax purposes. We recorded a realized loss while reversing our previously recorded unrealized losses related to our investment in the same amount.

The following table reflects net change in unrealized gains (losses) on investments for the three months ended March 31, 2025:

Net Change in Unrealized Gains (Losses)
First Tower Finance Company LLC	$43,762
Recovery Solutions Parent, LLC	28,422
Other investments, net	5,228
Pacific World Corporation	(6,744)
Belnick, LLC (d/b/a The Ubique Group)	(7,664)
CP Energy Services Inc.	(10,722)
Town & Country Holdings, Inc.	(13,866)
Wellpath Holdings, Inc.	(14,517)
Credit.com Holdings, LLC	(36,357)
Subordinated Structured Notes	(39,104)
InterDent, Inc.	(46,390)
National Property REIT Corp.	(62,917)
Net change in unrealized gains (losses)	$(160,869)

The following table reflects net change in unrealized gains (losses) on investments for the nine months ended March 31, 2026:

Net Change in Unrealized Gains (Losses)
First Tower Finance Company LLC	$194,667
United Sporting Companies, Inc. (1)	73,629
USES Corp. (1)	66,219
Echelon Transportation, LLC (1)	44,667
Belnick, LLC (d/b/a The Ubique Group)	44,315
Town & Country Holdings, Inc.	27,462
Redstone Holdco 2 LP (2)	19,415
New WPCC Parent, LLC	15,449
QC Holdings TopCo, LLC	14,670
Recovery Solutions Parent, LLC	14,465
Shoes West, LLC (d/b/a Taos Footwear)	11,791
Verify Diagnostics LLC	10,751
CP Energy Services Inc.	10,050
RGIS Services, LLC	8,281
The RK Logistics Group, Inc.	7,462
NMMB, Inc.	7,277
Druid City Infusion, LLC	6,650
Other investments, net	(2,477)
Nationwide Loan Company LLC	(6,453)
Victor Technology, LLC	(6,620)
Barracuda Parent, LLC	(8,945)
Universal Turbine Parts, LLC	(12,648)
Medical Solutions Holdings, Inc.	(13,351)
Pacific World Corporation	(13,721)
MITY, Inc.	(15,174)
Precisely Software Incorporated	(16,577)
R-V Industries, Inc.	(22,868)
STG Distribution, LLC	(25,105)
InterDent, Inc.	(27,324)
Credit.com Holdings, LLC	(30,375)
Valley Electric Company, Inc.	(31,477)
First Brands Group	(65,188)
National Property REIT Corp.	(149,369)
Net change in unrealized gains (losses)	$129,548
(1) Due to decreased performance and following the completion of core asset sales in the current period, we recorded a write-down of our remaining cost-basis, net of any principal repayments received during the period, and reversed all previously recorded unrealized losses related to our investment in the same amount.
(2) Upon restructuring, our debt investment was exchanged for new debt and equity investments, and a portion of our cost basis was written-off for tax purposes. We recorded a realized loss while reversing our previously recorded unrealized losses related to our investment in the same amount.

The following table reflects net change in unrealized gains (losses) on investments for the nine months ended March 31, 2025:

Net Change in Unrealized Gains (Losses)
First Tower Finance Company LLC	$94,327
Research Now Group, LLC and Dynata, LLC (1)	47,693
Recovery Solutions Parent, LLC	28,422
Reception Purchaser, LLC	7,983
Other investments, net	6,874
Rising Tide Holdings, Inc.	(6,014)
Credit Central Loan Company, LLC	(6,309)
R-V Industries, Inc.	(6,566)
STG Distribution, LLC	(8,896)
Medical Solutions Holdings, Inc.	(9,034)
Nationwide Loan Company LLC	(9,328)
Belnick, LLC (d/b/a The Ubique Group)	(11,604)
Pacific World Corporation	(12,840)
CP Energy Services Inc.	(13,045)
NMMB, Inc.	(13,128)
Wellpath Holdings, Inc.	(16,273)
Subordinated Structured Notes, net	(16,406)
Redstone Holdco 2 LP	(19,530)
Town & Country Holdings, Inc.	(24,962)
Credit.com Holdings, LLC	(42,831)
Aventiv Technologies, LLC	(47,361)
InterDent, Inc.	(117,264)
National Property REIT Corp.	(128,624)
Net change in unrealized gains (losses)	$(324,716)
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

Net Change in Unrealized Gain/Loss from Derivative Instruments and Foreign Currency Transactions

During the three months ended March 31, 2026, we recorded a net change in unrealized gain of $53 from derivative instruments and foreign currency transactions. During the nine months ended March 31, 2026, we recorded a net change in unrealized gain of $208 from derivative instruments and foreign currency transactions. During the three and nine months ended March 31, 2025, there were no net changes in unrealized gains or losses from derivative instruments and foreign currency transactions.
Financial Condition, Liquidity and Capital Resources
For the nine months ended March 31, 2026 and March 31, 2025, our operating activities provided $560,253 and provided $530,803 of cash, respectively. The $29,450 increase is primarily driven by a $314,305 decrease in payments for purchases of investments and a $33,342 decrease in due from broker, offset by a $314,695 decrease in repayments and sales of investments and a $25,435 decrease in net reductions to Subordinated Structured Notes and related investment costs, for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025. There were no investing activities for the nine months ended March 31, 2026 and March 31, 2025. Financing activities used $576,537 and used $562,177 of cash during the nine months ended March 31, 2026 and March 31, 2025, respectively, which included dividend payments and distributions to common and preferred stockholders of $255,442 and $260,739, respectively. The $14,360 decrease in cash provided by financing activities is primarily driven by a $60,694 decrease in issuance of preferred stock, offset partially by a $48,129 increase in net debt issuances, for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025.

Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, to repay outstanding borrowings and to make cash distributions to our stockholders.

Our primary sources of funds have historically been issuances of debt and common equity, and beginning with our year ended June 30, 2021, issuances of preferred equity. We have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the nine months ended March 31, 2026, we borrowed $869,000 and we made repayments totaling $1,321,611 under the Revolving Credit Facility. As of March 31, 2026, our outstanding balance on the Revolving Credit Facility was $403,711. As of March 31, 2026, we had, net of unamortized discount and debt issuance costs, $705,968 outstanding on the Public Notes and $622,284 outstanding on the Prospect Capital InterNotes® (See “Capitalization” above).
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 3.00%. As of March 31, 2026 and June 30, 2025, we had $27,658 and $40,707, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies, of which $16,688 and $15,900 are considered at the Company’s sole discretion. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of March 31, 2026 and June 30, 2025, as they were all floating rate instruments that repriced frequently.
On February 10, 2026, we filed a registration statement on Form N-2 (File No. 333-2293349) that was effective upon filing pursuant to Rule 462(e) under the Securities Act of 1933, as amended (the “Securities Act”), and which replaced our previously effective registration statement on Form N-2 that had been filed on February 10, 2023 and which was also effective upon filing pursuant to Rule 462(e) under the Securities Act. The registration statement permits us to issue, through one or more transactions, an indeterminate amount of securities, consisting of common stock, preferred stock, debt securities, subscription rights to purchase our securities, warrants representing rights to purchase our securities or separately tradable units combining two or more of our securities.
Preferred Stock
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”), as amended on June 9, 2022, October 7, 2022, February 10, 2023, December 29, 2023, October 17, 2024, December 27, 2024, and February 10, 2026, pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and dealer manager for the Company’s offering of up to 105,858,302 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock may be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”), the 6.50% Series A3 Preferred Stock (“Series A3 Preferred Stock”), the 6.50% Series M3 Preferred Stock (“Series M3 Preferred Stock”), the Floating Rate Series A4 Preferred Stock (“Series A4 Preferred Stock”), the Floating Rate Series M4 Preferred Stock (“Series M4 Preferred Stock,” and together with the Series A4 Preferred Stock, the “Floating Rate Preferred Stock”), the 7.50% Series A5 Preferred Stock (“Series A5 Preferred Stock”), and the 7.50% Series M5 Preferred Stock (“Series M5 Preferred Stock,” and together with the Series A5 Preferred Stock, the “7.50% Preferred Stock”). However, the Company is no longer offering the Series A1 Preferred Stock, the Series M1 Preferred Stock, the Series M2 Preferred Stock, the Series A3 Preferred Stock, the Series M3 Preferred Stock, and the Floating Rate Preferred Stock and, as a result, any additional preferred stock offered under this offering will be only in any combination of our 7.50% Preferred Stock, which are not convertible. In connection with such offering, on August 3, 2020, June 9, 2022, October 11, 2022, February 10, 2023, December 28, 2023 (two filings), October 17, 2024, and December 27, 2024 we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland (“SDAT”), reclassifying and designating 120,000,000, 60,000,000, 120,000,000, 60,000,000, 160,000,000, 40,000,000, 20,000,000, and 180,000,000 shares, respectively, of the Company’s authorized and unissued shares of common stock into shares of preferred stock.
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
Each share of preferred stock converted into shares of common stock, redeemed, exchanged or acquired by the Company is canceled and retired and is not reissued, and is returned to the status of authorized but unissued common stock.
During the three and nine months ended March 31, 2026 and March 31, 2025, we did not repurchase shares of Series A Preferred Stock.
During the three months ended March 31, 2025, we exchanged an aggregate of 14,280 Series M1 Preferred Stock for an aggregate of 14,280 newly-issued Series M4 Preferred Stock, pursuant to Section 3(a)(9) of the Securities Act. During the three months ended March 31, 2025, we exchanged an aggregate of 41,574 Series M3 Preferred Stock for an aggregate of 29,574 and 12,000 newly-issued Series M4 Preferred Stock and newly-issued Series M5 Preferred Stock, respectively, pursuant to the Securities Act.

During the nine months ended March 31, 2025, we exchanged an aggregate of 152,898 Series M1 Preferred Stock for an aggregate of 10,842 and 142,054 newly-issued Series M3 Preferred Stock and Series M4 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act. During the nine months ended March 31, 2025, we exchanged an aggregate of 277,080 Series M3 Preferred Stock for an aggregate of 265,078 and 12,000 newly-issued Series M4 Preferred Stock and newly-issued Series M5 Preferred Stock, respectively, pursuant to the Securities Act.
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
During the three months ended March 31, 2026, we exchanged an aggregate of 8,000 Series M1 Preferred Stock for an aggregate of 8,000 newly-issued Series M5 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act. Additionally, during the three months ended March 31, 2026, we exchanged an aggregate of 1,600 Series M3 Preferred Stock for an aggregate of 1,600 newly-issued Series M5 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act. During the nine months ended March 31, 2026, we exchanged an aggregate of 43,094 Series M1 Preferred Stock for an aggregate of 43,094 newly-issued Series M5 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act. Additionally, during the nine months ended March 31, 2026, we exchanged an aggregate of 38,132 Series M3 Preferred Stock for an aggregate of 38,132 newly-issued Series M5 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act.
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
For so long as the Series A Preferred Stock, the Floating Rate Preferred Stock, or 7.50% Preferred Stock are outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, if dividends on the Preferred Stock have accumulated and been unpaid for a period of two years, a possibility of redemption outside of the Company’s control exists and, in accordance with ASC 480, we have presented our 5.50% Preferred Stock, 6.50% Preferred Stock, and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of March 31, 2026 and June 30, 2025.
The Floating Rate Preferred Stock and 7.50% Preferred Stock are redeemable at the election of the holder at any time; therefore, is probable of redemption outside of the Company’s control. As a result, the Floating Rate Preferred Stock and 7.50% Preferred Stock are classified within temporary equity on our Consolidated Statement of Assets and Liabilities as of March 31, 2026 and are accreted to redemption value upon issuance. Accretion to redemption value is treated as an adjustment to net increase (decrease) in net assets resulting from operations applicable to common stockholders on our Consolidated Statement of Operations.
We determined the estimated value as of March 31, 2026 of our 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock, and 7.50% Preferred Stock was a $25.00 stated value per share. We engaged a third-party valuation service to assist in our determination based on the calculation resulting from the total equity on our Consolidated Statements of Assets and Liabilities in our Quarterly Report on Form 10-Q for the three months ended March 31, 2026 (the “Form 10-Q”), which was prepared in accordance with U.S. generally accepted accounting principles in the United States of America, adjusted for the fair value of our investments (i.e. from our Consolidated Schedule of Investments) and total liabilities, divided by the number of shares of our Preferred Stock outstanding. Based on this methodology and because the result from the calculation above is greater than the $25.00 per share stated value of our 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock, and 7.50% Preferred Stock, the estimated value of our 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock, and 7.50% Preferred Stock as of March 31, 2026 is $25.00 per share.
Common Stock
Our common stockholders’ equity accounts as of March 31, 2026 and June 30, 2025 reflect cumulative shares issued, net of shares previously repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemptions Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.

We did not repurchase any shares of our common stock under the Repurchase Program for the nine months ended March 31, 2026 and March 31, 2025. As of March 31, 2026, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
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
As of March 31, 2026, we have reserved 541,007,217 shares of our common stock for issuance upon conversion of the 5.50% Preferred Stock and the 6.50% Preferred Stock and 92,425,687 shares of our common stock for issuance to common stock holders pursuant to our common stock dividend reinvestment and direct stock purchase plan.
Recent Developments
On May 7, 2026, we announced the declaration of monthly dividends for our for 7.50% Preferred Stock holders of record on the following dates based on an annual dividend rate equal to 7.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in August as a result), as follows:

Monthly Cash 7.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
June 2026	6/18/2026	7/1/2026	$0.156250
July 2026	7/22/2026	8/3/2026	$0.156250
August 2026	8/19/2026	9/1/2026	$0.156250
On May 7, 2026, we announced the declaration of monthly dividends for our Floating Rate Preferred Stock for holders of record on the following dates based on an annualized rate equal to 6.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in August as a result), authorized on May 5, 2026, as follows:

Monthly Cash Floating Rate Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
June 2026	6/18/2026	7/1/2026	$0.135417
July 2026	7/22/2026	8/3/2026	$0.135417
August 2026	8/19/2026	9/1/2026	$0.135417
On May 7, 2026, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual dividend rate equal to 5.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in August as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
June 2026	6/18/2026	7/1/2026	$0.114583
July 2026	7/22/2026	8/3/2026	$0.114583
August 2026	8/19/2026	9/1/2026	$0.114583

On May 7, 2026, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual dividend rate equal to 6.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in August as a result), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
June 2026	6/18/2026	7/1/2026	$0.135417
July 2026	7/22/2026	8/3/2026	$0.135417
August 2026	8/19/2026	9/1/2026	$0.135417
On May 7, 2026, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual dividend rate equal to 5.35% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in August as a result), as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
May 2026 - July 2026	7/22/2026	8/3/2026	$0.334375
On May 7, 2026, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Stockholder Distribution	Record Date	Payment Date	Amount ($ per share)
May 2026	5/27/2026	6/18/2026	$0.0350
June 2026	6/26/2026	7/22/2026	$0.0350
July 2026	7/29/2026	8/20/2026	$0.0350
August 2026	8/27/2026	9/17/2026	$0.0350

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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. All of our investments carried at fair value are classified as Level 2 or Level 3 as of March 31, 2026 and June 30, 2025, with a significant portion of our investments classified as Level 3.
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
As of March 31, 2026, $2,936,256, $3,274,800, $33,774, $20,350, and $10,132 of our total investments were valued using the discounted cash flow, enterprise value waterfall, option pricing model, asset recovery analysis, and deficiency claims analysis, respectively, compared to $3,623,701, $2,909,659, $27,014, $24,577, and $6,500, respectively, as of June 30, 2025.
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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the SOFR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a SOFR floor. Our loans typically have durations of one, three or six months after which they reset to current market interest rates. As of March 31, 2026, 74.33% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility and Floating Rate Preferred Stock that pay interest and monthly dividends, respectively, that is based on floating SOFR rates. Interest on borrowings under the revolving credit facility is one-month SOFR plus 205 basis points with no minimum SOFR floor and there is $403,711 of outstanding borrowings as of March 31, 2026. Dividends for the Floating Rate Preferred Stock are equal to one-month Term SOFR (which will reset upon each dividend declaration by the Board of Directors) plus 2.00%, subject to a minimum and maximum annualized dividend rate of 6.50% and 8.00%, respectively. There are 8,880,547 shares of the Floating Rate Preferred Stock outstanding as of March 31, 2026. See Note 9. Equity Offerings, Offering Expenses, and Distributions for further discussion on our Floating Rate Preferred Stock. The Convertible Notes, Public Notes, Prospect Capital InterNotes® and remaining Preferred Stock bear interest at fixed rates.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in Subordinated Structured Notes) to our loan portfolio and outstanding debt as of March 31, 2026, assuming no changes in our investment and borrowing structure:

Basis Point Change	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Income(1)
Up 300 basis points	$85,665	$12,111	$73,554
Up 200 basis points	$56,967	$8,074	$48,893
Up 100 basis points	$28,943	$4,037	$24,906
Down 100 basis points	$(24,707)	$(4,037)	$(20,670)
Down 200 basis points	$(44,194)	$(8,074)	$(36,120)
Down 300 basis points	$(59,066)	$(12,111)	$(46,955)
(1)Excludes the impact of income incentive fee and does not reflect dividends paid on preferred stock, including the preferred stock that pay dividends based on a floating rate, since those dividends do not reduce net investment income on our Consolidated Statement of Operations. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of March 31, 2026 the one and three month SOFR were 3.66% and 3.68%, respectively.
We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the period ended March 31, 2026, we did not engage in hedging activities in relation to interest rate risks.
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
To manage this exposure, we entered into foreign currency forward exchange contracts. We have designated a series of the forward contracts as cash flow hedges of our forecasted interest payments and one forward contract as a fair value hedge of the foreign currency risk associated with the aggregate principal due on the 5.50% 2030 Notes. These derivatives are entered into for risk management purposes and not for trading. As of March 31, 2026, the potential loss in fair value of foreign currency forward contracts resulting from a 3% weakening of the Israeli Shekel relative to the U.S. Dollar would be approximately $5,814. This change would be substantially offset by a corresponding change in the U.S. Dollar value of the principal and interest obligations under the 5.50% 2030 Notes upon remeasurement at the spot rate in effect at the balance sheet date.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2026, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are not aware of any material legal proceedings as of March 31, 2026.
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
Risks Relating to Our Business
Macroeconomic uncertainty could have a significant adverse effect on our business, financial condition and results of operations
The nine months ended March 31, 2026 have been characterized by volatility and uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, ongoing political and regulatory uncertainty, including shifts in U.S. trade policy and the imposition of new tariffs, as well as geopolitical instability stemming from the conflicts in Ukraine and the Middle East.
Tariff announcements in the U.S. and ongoing global trade negotiations have contributed to significant uncertainty and volatility of debt and equity markets. Although inflation generally decelerated throughout 2024 and during the first three quarters of 2025 due to central bank monetary tightening, including maintaining elevated interest rates, it remains above target levels set by central banks, including the Federal Reserve. Until September 2025, the Federal Reserve had held interest rates steady in 2025. Despite the interest rate reductions in September 2025, October 2025 and December 2025, rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023. Heightened interest rates can dampen consumer spending and slow corporate profit growth, negatively impacting our portfolio companies, particularly those vulnerable to economic downturns or recessions. While further interest rate hikes are not expected at this time, any renewed increases could lead to a rise in non-performing assets and decline in portfolio value if investment write-downs become necessary. It remains difficult to predict the full impact of recent and any future changes with respect to interest rates or inflation.
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
The below calculation assumes (i) $7.0 billion in total assets, (ii) an average cost of funds of 5.87% (including preferred dividend payments), (iii) $1.8 billion in debt outstanding, (iv) $0.7 billion in liquidation preference of preferred stock paying a 5.50% annual dividend outstanding, (v) $0.6 billion in liquidation preference of preferred stock paying a 6.50% annual dividend outstanding, (vi) $0.13 billion in liquidation preference of preferred stock paying a 5.35% annual dividend outstanding, (vii) $0.2 billion in liquidation preference of the Floating Rate Preferred Stock paying a 6.50% annual dividend (based on the floating rate as of May 1, 2026) outstanding, (viii) $0.8 billion in liquidation preference of preferred stock paying a 7.50% annual dividend outstanding and (ix) $2.9 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(1)	(34.8)%	(22.0)%	(9.2)%	3.6%	16.5%
The below calculation assumes (i) $7.0 billion in total assets, (ii) an average cost of funds of 5.81% (including preferred dividend payments), (iii) $1.8 billion in debt outstanding, (iv) $0.13 billion in liquidation preference of preferred stock paying a 5.35% annual dividend outstanding, (v) $0.2 billion in liquidation preference of the Floating Rate Preferred Stock paying a 6.50% annual dividend (based on the floating rate as of May 1, 2026) outstanding, (vi) $0.8 billion in liquidation preference of preferred stock paying a 7.50% annual dividend outstanding and (vii) $3.8 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(2)	(21.7)%	(13.0)%	(4.3)%	4.4%	13.1%

(1) Assumes no conversion of preferred stock to common stock.
(2) Assumes the conversion of $1.3 billion in preferred stock at a conversion rate based on a Holder Optional Conversion Fee (as defined in the Prospectus Supplement relating to the applicable offering) of 7.00% of the maximum public offering price disclosed within the applicable prospectus supplements for shares of preferred stock which are subject to such Holder Optional Conversion Fee.
The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.
Pursuant to SEC regulations, this table is calculated as of March 31, 2026. As a result, it has not been updated to take into account any changes in assets or leverage since March 31, 2026.
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
We did not repurchase any shares of our common stock under the Repurchase Program for the three months ended March 31, 2026.
As of March 31, 2026, the approximate dollar value of shares that may yet be purchased under the plan is $65.9 million.
On June 16, 2022, our Board of Directors authorized the repurchase of up to 1.5 million shares our Series A Preferred Stock and further on October 11, 2023, authorized any and all outstanding Series A Preferred Stock to be repurchased. The manner, price, volume and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. There were no repurchases during the three months ended March 31, 2026.
During the three months ended March 31, 2026, we exchanged an aggregate of 1,600 Series M3 Preferred Stock for an aggregate of 1,600 of newly-issued Series M5 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act. During the three months ended March 31, 2026, we exchanged an aggregate of 8,000 Series M1 Preferred Stock for an aggregate of 8,000 of newly-issued Series M5 Preferred Stock, respectively, pursuant to Section 3(a)(9). Section 3(a)(9) provides that the registration requirements of the Securities Act will not apply to “any security exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.” We have no contract, arrangement or understanding relating to, and will not, directly or indirectly, pay any commission or other remuneration to any broker, dealer, salesperson, agent or any other person for soliciting exchanges in the exchange offer.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended March 31, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
On May 6, 2026, we filed Articles Supplementary with the SDAT, reclassifying and designating (i) 20,000,000 authorized but unissued shares of Series AA1 Preferred Stock as additional shares of the Company’s common stock, (ii) 20,000,000 authorized but unissued shares of Series MM1 Preferred Stock as additional shares of the Company’s common stock, (iii) 20,000,000 authorized but unissued shares of Series AA2 Preferred Stock as additional shares of the Company’s common stock, and (iv) 20,000,000 authorized but unissued shares of Series MM2 Preferred Stock as additional shares of the Company’s common stock.
The foregoing description of the Articles Supplementary does not purport to be complete and is qualified in its entirety by reference to the full text of the Articles Supplementary, a copy of which is filed as Exhibit 3.20 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
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

		Stock Price		Premium (Discount) of High to NAV	Premium (Discount) of Low to NAV
	NAV(1)	High(2)	Low(2)
Year Ended June 30, 2024
First quarter	$9.25	$6.65	$5.94	(28.1)%	(35.8)%
Second quarter	8.92	6.18	5.08	(30.7)%	(43.0)%
Third quarter	8.99	6.24	5.33	(30.6)%	(40.7)%
Fourth quarter	8.74	5.69	5.21	(34.9)%	(40.4)%
Year Ended June 30, 2025
First quarter	$8.10	$5.60	$4.75	(30.9)%	(41.4)%
Second quarter	7.84	5.34	4.16	(31.9)%	(46.9)%
Third quarter	7.25	4.45	4.10	(38.6)%	(43.4)%
Fourth quarter	6.56	4.06	3.14	(38.1)%	(52.1)%
Twelve Months Ending June 30, 2026
First quarter	$6.45	$3.47	$2.59	(46.2)%	(59.8)%
Second quarter	6.21	2.88	2.45	(53.6)%	(60.5)%
Third quarter	6.05	3.05	2.49	(49.6)%	(58.8)%
(1) Net asset value per common share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per common share on the date of the high or low sales price. The NAVs shown are based on outstanding shares of our common stock at the end of each period.
(2) The High/Low Stock Price is calculated as of the closing price on a given day in the applicable quarter.
As of May 6, 2026, we had approximately 239 stockholders of record.

The below table sets forth each class of our outstanding securities as of May 6, 2026:

Title of Class of Securities	Amount Authorized	Amount Held by Registrant or for its Account	Amount Outstanding Exclusive of Amount held by Registrant or for its Account
Common Stock	1,248,117,104	—	501,007,653	shares
Preferred Stock	751,882,896	—	69,175,330	shares
3.364% 2026 Notes	$300,000	—	$265,163
3.437% 2028 Notes	$300,000	—	$279,750
5.50% 2030 Notes	$185,078	—	$185,078	(2)
Prospect Capital InterNotes®	$1,000,000	—	$626,084	(1)
(1) Prospect Capital InterNotes® amount outstanding includes settlements occurring on or before the filing date of the 10-Q for the quarterly period ended March 31, 2026.
(2) The 5.50% 2030 Notes are a foreign-denominate bond, issued in Israeli Shekels. The amount outstanding has been remeasured into U.S. Dollars as of May 6, 2026.

Recent Sales of Common Stock Below Net Asset Value
At our 2009, 2010, 2011, 2012 and 2013 annual meeting of stockholders, and at special meetings of stockholders held on June 12, 2020, June 11, 2021, June 10, 2022, June 9, 2023, June 10, 2024, and June 17, 2025 our stockholders approved our ability to sell shares of our common stock at a price or prices below our NAV per common share at the time of sale in one or more offerings. The current approval to sell shares of our common stock below our NAV per common share is valid until June 18, 2026 and subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of our outstanding common stock immediately prior to such sale). Accordingly, we may make offerings of our common stock without any limitation on the total amount of dilution to stockholders. Our prospectus supplement and accompanying prospectus relating to this offering contains additional information about these offerings. Pursuant to the authority granted by our stockholders and the approval of our Board of Directors, we have made the following offerings below NAV per common share:

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

FEES AND EXPENSES
The following tables are intended to assist you in understanding the costs and expenses that an investor in shares of common stock will bear directly or indirectly. The sales load and offering expenses shown in the table below will be paid for by the Company and will be indirectly borne by holders of our common stock and not by the holders of Preferred Stock prior to any conversion of such Preferred Stock to common stock. We caution you that some of the percentages indicated in the table below are estimates and may vary. These tables are based on our assets and common stock outstanding as of March 31, 2026, except that we assume that we have issued all shares of preferred stock the Company is authorized to issue, and that we have borrowed $2.1 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.3 billion.
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

Stockholder transaction expenses:
Sales Load (as a percentage of offering price) (1)	—
Offering expenses borne by the Company (as a percentage of offering price) (2)	—
Preferred Stock Dividend reinvestment plan expenses (3)	$15.00
Total stockholder transaction expenses (as a percentage of offering price):	—
Annual expenses (as a percentage of net assets attributable to common stock):
Management fees (4)	6.05%
Incentive fees payable under Investment Advisory Agreement (20% of realized capital gains and 20% of pre-incentive fee net investment income) (5)	0.91%
Total advisory fees	6.96%
Total interest expenses (6)	6.49%
Other expenses (7)	0.86%
Total annual expenses (5)(7)(8)	14.31%
Dividends on Preferred Stock (9)	5.65%
Total annual expenses after dividends on Preferred Stock	19.96%
Example
The following table demonstrates the projected dollar amount of cumulative expenses we would pay out of net assets and that common stockholders would indirectly bear over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we assume that we have issued all shares of preferred stock the Company is authorized to issue, and that we have borrowed $2.1 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.3 billion, and that our annual operating expenses would remain at the levels set forth in the table above and that we would pay the costs shown in the table above.

	1 Year	3 Years	5 Years	10 Years
Common stockholders would pay the following expenses on a $1,000 investment, assuming a 5% annual return*	$263	$540	$745	$1,052
Common stockholders would pay the following expenses on a $1,000 investment, assuming a 5% annual return**	$273	$559	$766	$1,065

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

(4)    Our base management fee is 2% of our gross assets (which include any amount borrowed, i.e., total assets without deduction for any liabilities, including any borrowed amounts for non-investment purposes, for which purpose we have not and have no intention of borrowing). Although no plans are in place to borrow the full amount under our line of credit, assuming that we borrowed $2.1 billion, the 2% management fee of gross assets equals approximately 6.05% of net assets.

(5)    Based on our net investment income and realized capital gains, less realized and unrealized capital losses, earned on our portfolio for the nine months ended March 31, 2026, all of which consisted of an income incentive fee. This historical amount has been adjusted to reflect the issuance of 112,045,302 shares of preferred stock. The capital gain incentive fee is paid without regard to pre-incentive fee income. For a more detailed discussion of the calculation of the two-part incentive fee, see “Management Services-Investment Advisory Agreement” in the prospectus.

(6)    As of March 31, 2026, we had $1.3 billion outstanding of Unsecured Notes (as defined below) in various maturities, ranging from April 15, 2026 to March 15, 2052, and interest rates, ranging from 2.25% to 8.00%, some of which are convertible into shares of the Company’s common stock at various conversion rates.

(7)    “Other expenses” are based on estimated amounts for the current fiscal year. The expenses of the Preferred Dividend Reinvestment Plan are included in “other expenses”. See “Capitalization” in the applicable prospectus supplement. The amount shown above represents annualized expenses during our nine months ended March 31, 2026 representing all of our estimated recurring operating expenses (except fees and expenses reported in other items of this table) that are deducted from our operating income and reflected as expenses in our Consolidated Statement of Operations. The estimate of our overhead expenses, including payments under an administration agreement with Prospect Administration, or the Administration Agreement is based on our projected allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations under the Administration Agreement. See “Business-Management Services-Administration Agreement” in the applicable prospectus.

(8)    If all 51,569,139 outstanding 5.50% Preferred Stock and 6.50% Preferred Stock were converted into common stock and assuming all the Series A1 and Series A3 pay a Holder Optional Conversion Fee of 7.00% and all the Series A2 Preferred Stock pay a Holder Optional Conversion Fee of 7.50% of the maximum public offering price disclosed within the applicable prospectus supplement, then management fees would be 4.60%, incentive fees payable under our Investment Advisory

Agreement would be 0.69%, total advisory fees would be 5.29%, total interest expenses would be 4.94%, other expenses would be 0.65%, and total annual expenses would be 10.89% of net assets attributable to our common stock.

(9)     Based on the 5.50% per annum dividend rate applicable to the Series A1 Shares, M1 Shares, M2 Shares, AA1 Shares, MM1 Shares, and A2 Shares. Also based on the 5.35% per annum dividend rate applicable to the A Shares. Also based on the 6.50% per annum dividend rate applicable to the Series A3 Shares, M3 Shares, AA2 Shares, and MM2 Shares, the 6.50% annualized dividend rate applicable to Floating Rate Preferred Stock based on the floating rate as of May 1, 2026 and the 7.50% per annum dividend rate applicable to the Series A5 Shares and M5 Shares. Other series of preferred stock, including other series of preferred stock being sold in different offerings, may bear different annual dividend rates. No dividend will be paid on shares of Preferred Stock after they have been converted to shares of common stock.
Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
3.3	Articles of Amendment(3)
3.4	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (4)
3.5	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (5)
3.6	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(6)
3.7	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(7)
3.8	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(8)
3.9	Certificate of Correction to Articles Supplementary of Prospect Capital Corporation(9)
3.10	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(10)
3.11	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(11)
3.12	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(12)
3.13	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(13)
3.14	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(14)
3.15	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation - Preferred Stock, Series A4, Preferred Stock Series M4(15)
3.16	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation - Convertible Preferred Stock(16)
3.17	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(17)
3.18	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(18)
3.19	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(19)
3.20	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation*
4.1	One Thousand Six Hundred Seventh Supplemental Indenture dated as of January 2, 2026, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(20)
4.2	One Thousand Six Hundred Eighth Supplemental Indenture dated as of January 2, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2031(20)
4.3	One Thousand Six Hundred Ninth Supplemental Indenture dated as of January 2, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2033(20)
4.4	One Thousand Six Hundred Tenth Supplemental Indenture dated as of January 8, 2026, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(21)
4.5	One Thousand Six Hundred Eleventh Supplemental Indenture dated as of January 8, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2031(21)
4.6	One Thousand Six Hundred Twelfth Supplemental Indenture dated as of January 8, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2033(21)
4.7	One Thousand Six Hundred Thirteenth Supplemental Indenture dated as of January 15, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2029(22)
4.8	One Thousand Six Hundred Fourteenth Supplemental Indenture dated as of January 15, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2031(22)

Exhibit No.
4.9	One Thousand Six Hundred Fifteenth Supplemental Indenture dated as of January 15, 2026, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2033(22)
4.10	One Thousand Six Hundred Sixteenth Supplemental Indenture dated as of January 23, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2029(23)
4.11	One Thousand Six Hundred Seventeenth Supplemental Indenture dated as of January 23, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2031(23)
4.12	One Thousand Six Hundred Eighteenth Supplemental Indenture dated as of January 23, 2026, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2033(23)
4.13	One Thousand Six Hundred Nineteenth Supplemental Indenture dated as of January 29, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2029(24)
4.14	One Thousand Six Hundred Twentieth Supplemental Indenture dated as of January 29, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2031(24)
4.15	One Thousand Six Hundred Twenty-First Supplemental Indenture dated as of January 29, 2026, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2033(24)
4.16	One Thousand Six Hundred Twenty-Second Supplemental Indenture dated as of February 5, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2029(25)
4.17	One Thousand Six Hundred Twenty-Third Supplemental Indenture dated as of February 5, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2031(25)
4.18	One Thousand Six Hundred Twenty-Fourth Supplemental Indenture dated as of February 5, 2026, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2033(25)
4.19	One Thousand Six Hundred Twenty-Fifth Supplemental Indenture dated as of February 20, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2029(26)
4.20	One Thousand Six Hundred Twenty-Sixth Supplemental Indenture dated as of February 20, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2031(26)
4.21	One Thousand Six Hundred Twenty-Seventh Supplemental Indenture dated as of February 20, 2026, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2033(26)
4.22	One Thousand Six Hundred Twenty-Eighth Supplemental Indenture dated as of February 26, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2029(27)
4.23	One Thousand Six Hundred Twenty-Ninth Supplemental Indenture dated as of February 26, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2031(27)
4.24	One Thousand Six Hundred Thirtieth Supplemental Indenture dated as of February 26, 2026, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2033(27)
4.25	One Thousand Six Hundred Thirty-First Supplemental Indenture dated as of March 5, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2029(28)
4.26	One Thousand Six Hundred Thirty-Second Supplemental Indenture dated as of March 5, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2031(28)
4.27	One Thousand Six Hundred Thirty-Third Supplemental Indenture dated as of March 5, 2026, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2033(28)
4.28	One Thousand Six Hundred Thirty-Fourth Supplemental Indenture dated as of March 12, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2029(29)
4.29	One Thousand Six Hundred Thirty-Fifth Supplemental Indenture dated as of March 12, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2031(29)
4.30	One Thousand Six Hundred Thirty-Sixth Supplemental Indenture dated as of March 12, 2026, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2033(29)
4.31	One Thousand Six Hundred Thirty-Seventh Supplemental Indenture dated as of March 19, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2029(30)
4.32	One Thousand Six Hundred Thirty-Eighth Supplemental Indenture dated as of March 19, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2031(30)
4.33	One Thousand Six Hundred Thirty-Ninth Supplemental Indenture dated as of March 19, 2026, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2033(30)
4.34	One Thousand Six Hundred Fortieth Supplemental Indenture dated as of March 26, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2029(31)
4.35	One Thousand Six Hundred Forty-First Supplemental Indenture dated as of March 26, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2031(31)
4.36	One Thousand Six Hundred Forty-Second Supplemental Indenture dated as of March 26, 2026, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2033(31)
10.1	Amendment No. 7 to Amended and Restated Dealer Manager Agreement, dated as of February 10, 2026, by and between the Company and Preferred Capital Securities, LLC(32)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

Exhibit No.
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)(furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)(furnished herewith)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on August 4, 2020.
(4)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on August 4, 2020.
(5)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on November 4, 2020.
(6)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on November 4, 2020.
(7)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 57 to the Registration Statement on Form N-2, filed on May 20, 2021.
(8)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 65 to the Registration Statement on Form N-2, filed on July 15, 2021.
(9)	Incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K, filed on July 19, 2021.
(10)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(11)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on June 9, 2022.
(12)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(13)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(14)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on February 13, 2023.
(15)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 29, 2023.
(16)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on December 29, 2023.
(17)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on January 25, 2024.
(18)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 17, 2024.
(19)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 30, 2024.
(20)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 126 to the Registration Statement on Form N-2, filed on January 2, 2026.
(21)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 127 to the Registration Statement on Form N-2, filed on January 8, 2026.
(22)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 128 to the Registration Statement on Form N-2, filed on January 15, 2026.
(23)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 129 to the Registration Statement on Form N-2, filed on January 23, 2026.
(24)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 130 to the Registration Statement on Form N-2, filed on January 29, 2026.
(25)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 131 to the Registration Statement on Form N-2, filed on February 5, 2026.
(26)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on February 20, 2026.

(27)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on February 26, 2026.
(28)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 5, 2026.
(29)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on March 12, 2026.
(30)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on March 19, 2026.
(31)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on March 26, 2026.
(32)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on February 10, 2026.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT CAPITAL CORPORATION

May 7, 2026	By:	/s/ JOHN F. BARRY III
Date		John F. Barry III
Chairman of the Board and Chief Executive Officer

May 7, 2026	By:	/s/ KRISTIN L. VAN DASK
Date		Kristin L. Van Dask
Chief Financial Officer