Form 10-K
period 2026-06-30
PROSPECT CAPITAL CORP
filed 2026-08-20
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant as of December 31, 2025 was $889.5 million (based on the closing price on that date of $2.59 on the NASDAQ Global Select Market). For the purposes of calculating this amount only, all executive officers and Directors are “affiliates” of the Registrant.
As of August 19, 2026, there were 524,832,496 shares of the Registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

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
•the impact of global events outside of our control, including the consequences of the ongoing conflict between Russia and Ukraine and in the Middle East and Southwest Asia, the United States’ and Israel’s war with Iran, and continued social and political unrest in various countries, such as Venezuela and Mexico, on our and our portfolio companies’ businesses and the global economy;
•uncertainty surrounding inflation and the financial stability of the United States, Europe, and China;
•potential trade war between the U.S. and China or other countries in connection with each country’s recent or proposed tariffs on the other country’s products;
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
•trade negotiations and other government actions may create regulatory uncertainty for the portfolio companies and our investment strategy and adversely affect the profitability of the portfolio companies;
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
General
Prospect is a financial services company that primarily lends to and invests in middle market privately-held companies. We are a closed-end investment company incorporated in Maryland. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we have elected to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We were organized on April 13, 2004, and were funded in an initial public offering completed on July 27, 2004. We are one of the longest-running and largest BDCs with approximately $6.4 billion of total assets as of June 30, 2026.
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
Industry Sectors
Our portfolio is invested across 31 industry categories. Excluding our CLO investments, which do not have industry concentrations, no individual industry comprises more than 18.1% of the portfolio on either a cost or fair value basis.
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
•Attendance at board meetings of the portfolio company; and
•Review of monthly and quarterly financial statements and financial projections for the portfolio company.
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
Prospect Administration, when executing a managerial assistance arrangement with each portfolio company to which we provide managerial assistance, arranges for the provision of such managerial assistance on our behalf. When doing so, Prospect Administration utilizes its own personnel and primarily personnel of our Investment Adviser. We may bear the administrative expense of managerial assistance or, on behalf of Prospect Administration, invoice portfolio companies receiving and paying for contractual managerial assistance, and we remit to Prospect Administration its cost of providing such services, including the charges deemed appropriate by our Investment Adviser for providing such managerial assistance. No income is recognized by Prospect.
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
The Investment Advisory Agreement was originally approved by our Board of Directors on June 23, 2004 and was recently re-approved by the Board of Directors on June 18, 2026 for an additional one-year term expiring June 21, 2027, as discussed below. Unless terminated earlier as described below, it will remain in effect from year to year thereafter if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risk Factors – Risks Relating to Our Business – We are dependent upon Prospect Capital Management’s key management personnel for our future success.”
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
Board of Directors Approval of the Investment Advisory Agreement
On June 18, 2026, our Board of Directors voted unanimously to renew the Investment Advisory Agreement for the 12-month period ending June 21, 2027. In its consideration of the Investment Advisory Agreement, the Board of Directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by Prospect Capital Management; (b) comparative data with respect to advisory fees or expense ratios paid by other business development companies with similar investment objectives; (c) our operating expenses; (d) the profitability of Prospect Capital Management and any existing and potential sources of indirect income to Prospect Capital Management or Prospect Administration from their relationships with us and the profitability of those relationships; (e) information about the services performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of Prospect Capital Management and its affiliates and (g) the possibility of obtaining similar services from other third party service providers or through an internally managed structure. In approving the renewal of the Investment Advisory Agreement, the Board of Directors, including all of the directors who are not “interested persons,” considered the following:
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
Portfolio Managers
The following individuals function as portfolio managers primarily responsible for the day-to-day management of our portfolio. Our portfolio managers are not responsible for day-to-day management of any other accounts. For a description of their principal occupations for the past five years, please refer to our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after the end of our fiscal year.

Name	Position	Length of Service with Company (Years)
John F. Barry III	Chairman and Chief Executive Officer	22
M. Grier Eliasek	President and Chief Operating Officer	22

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
The following table sets forth the dollar range of our common stock beneficially owned by each of the portfolio managers described above as of June 30, 2026:

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
(2) The dollar ranges are: none, $1-$10,000, $10,001-$50,000, $50,001-$100,000; $100,001 - $500,000; $500,001 - $1,000,000; or over $1,000,000.
(3) The dollar range of our equity securities beneficially owned is based on the closing price of $2.31 on June 30, 2026 on The Nasdaq Stock Market LLC (the “Nasdaq”).
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
The aggregate number of shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock and 7.50% Preferred Stock, including shares issued under the Preferred Stock Plan, shall not exceed the amount of such shares we have the authority to issue. We cannot assure you there will be enough shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock and 7.50% Preferred Stock to meet the requirements under the Preferred Stock Plan. If we do not have a sufficient number of shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock or 7.50% Preferred Stock to meet the Preferred Stock Plan requirements during any month, the portion of any reinvested dividends received by Computershare but not invested in shares of 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock or 7.50% Preferred Stock under the Preferred Stock Plan will be returned to participants without interest.
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

Important Tax Information
We have generated certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S stockholders. As described above, under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. For the 2025 calendar year 59.77% of our taxable ordinary dividends as of December 31, 2025 qualified as interest related dividends which are generally exempt from U.S. withholding tax applicable to non-U.S. stockholders.
We have generated income that may be beneficial to shareholders that face interest expense limitations. As described above, under IRC Section 163(j) and the regulations thereunder, a RIC is permitted to designate distributions attributable to net business interest income as section 163(j) interest dividends. For the 2025 calendar year 100.00% of our taxable ordinary dividends as of December 31, 2025 qualified as section 163(j) interest dividends.
We have generated dividend income that may be beneficial to certain U.S. corporate shareholders. As described above, under IRC Code Sections 243 and 854, a RIC is permitted to designate ordinary dividends as eligible for the 50% dividends received deduction. For the 2025 calendar year 8.90% of our taxable ordinary dividends as of December 31, 2025 qualified for the deduction under sections 243 and 854.
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

Managerial Assistance to Portfolio Companies
In order to count portfolio securities as qualifying assets for the purpose of the 70% test, a business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. “Making available significant managerial assistance” refers to any arrangement whereby we provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We are also deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company. Examples of such activities include advice on marketing, operations, fulfillment and overall strategy, capital budgeting, managing relationships with financing sources, recruiting management personnel, evaluating acquisition and divestiture opportunities, participating in board and management meetings, consulting with and advising officers of portfolio companies, and providing other organizational and financial guidance. We provide significant managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. Prospect Administration provides such managerial assistance on our behalf to portfolio companies, including controlled companies, when we are required to provide this assistance, utilizing its own personnel and primarily personnel from Prospect Capital Management.
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
Senior Securities
Business development companies are generally able to issue senior securities such that their asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. In March 2018, the Small Business Credit Availability Act added Section 61(a)(2) to the 1940 Act, a successor provision to Section 61(a)(1) referenced therein, which reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. On March 30, 2020, our Board of Directors approved, and on May 5, 2020, at a special meeting of our stockholders, our stockholders approved, the application to us of the reduced asset coverage requirements in Section 61(a) of the 1940 Act. The application of the reduced asset coverage requirement, which became effective on May 6, 2020, permits us, provided certain requirements are satisfied, to double the maximum amount of leverage that it is permitted to incur by reducing the asset coverage requirement applicable to us from 200% to 150% (a 2:1 debt to equity ratio, as opposed to a 1:1 debt to equity ratio), as provided for in Section 61(a)(2) of the 1940 Act. In other words, under the 1940 Act, the Company is now able to borrow $2 for investment purposes for every $1 of investor equity, as opposed to borrowing $1 for investment purposes for every $1 of investor equity. As a result, the Company may incur additional indebtedness and investors in the Company may face increased investment risk. In addition, the Company’s management fee payable to the Investment Adviser is based on the Company’s average adjusted gross assets, which includes leverage and, as a result, if the Company incurs additional leverage, management fees paid to the Investment Adviser would increase. As of June 30, 2026, our asset coverage ratio stood at 339.4% based on the outstanding principal amount of our senior securities representing indebtedness of $1.9 billion and our asset coverage ratio on our senior securities that are stock was 177.6%.
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
Our previously outstanding 6.375% convertible notes due 2025, which matured during the fiscal year ended June 30, 2025, are referred to as the “2025 Notes” or the “Convertible Notes”. Our previously outstanding 3.706% unsecured notes due 2026, which were redeemed during the fiscal year ended June 30, 2025, are referred to as the “2026 Notes”. Our $264.5 million of 3.364% unsecured notes due 2026 are referred to as the “3.364% 2026 Notes”. Our $654.7 million of 3.437% unsecured notes due 2028 are referred to as the “3.437% 2028 Notes”. Our $182.2 million of 5.50% unsecured notes due 2030 are referred to as the “5.50% 2030 Notes”, and collectively with the 2026 Notes, the 3.364% 2026 Notes, and the 3.437% 2028 Notes, as the “Public Notes”. Any corporate notes issued pursuant to our medium term notes program with InspereX LLC are referred to as “Prospect Capital InterNotes®”. The Public Notes and Prospect Capital InterNotes® are collectively referred to as the “Unsecured Notes”.
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
•Trade negotiations and other government actions may create regulatory uncertainty for the portfolio companies and our investment strategy and adversely affect the profitability of the portfolio companies.
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
Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Although generally decelerating, inflation remains above the U.S. Federal Reserve’s target levels. Although the Federal Reserve held interest rates steady through much of 2025 before reducing rates in September, October and December 2025, rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023, and it remains difficult to predict the full impact of recent and any future changes with respect to interest rates or inflation. If inflation increases, the real value of our common stock and distributions therefore may decline. In addition, during any periods of rising inflation, the interest rates of debt securities we issue would likely increase, which would tend to further reduce returns to common stockholder; likewise, as interest rates increase, the value of our debt investments would decrease, though this effect can be less pronounced for floating rate instruments. This could also lead to decreased asset coverage for our outstanding debt and preferred stock. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and our investments may not keep pace with inflation, which may result in losses to our stockholders. This risk is greater for fixed-income instruments with longer maturities.

Capital markets may experience periods of disruption and instability, and we cannot predict when these conditions occur. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
From time to time, capital markets may experience periods of disruption and instability, which may be evidenced by a lack of liquidity in debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk, the failure of certain financial institutions, or worsening of general economic condition, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including economic and political events in or affecting the world’s major economies, such as the ongoing war between Russia and Ukraine in Europe and among Israel, Iran, Hamas and other militant groups in the Middle East, including the joint U.S.-Israeli strikes on Iran in February 2026, political unrest in South America and recent U.S. military action overseas. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine and the tensions between China and Taiwan have caused additional financial market volatility and affected the global economy. Concerns over future inflation volatility, economic recession, fluctuations in oil and gas prices resulting from global production and demand levels, changes regarding immigration and work permit policies and other political and security concerns may not abate, which may cause the debt and equity capital markets, and as a result, our business, to be adversely affected both within and outside of regions experiencing ongoing conflict. Market uncertainty and volatility have also been magnified as a result of the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs. In addition to impacting the capital markets, global economic, political and market conditions could have a significant adverse effect on our business, financial condition and results of operations.

Equity capital may be difficult to raise during such periods of adverse or volatile market conditions because subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without general approval by our stockholders, which we currently have until July 7, 2027, and approval of the specific issuance by our Board of Directors. In addition, our ability to incur indebtedness or issue preferred stock is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness or issue preferred stock. The debt capital that may be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.
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
Issuers, national and regional banks, financial institutions and other participants in the U.S. and global capital markets are closely interrelated as a result of credit, trading, clearing, technology and other relationships. A significant adverse development (such as a bank run, insolvency, bankruptcy or default) with one or more national or regional banks, financial institutions or other participants in the financial or capital markets may spread to others and lead to significant concentrated or market-wide problems (such as defaults, liquidity problems, impairment charges, additional bank runs and/or losses) for other participants in these markets. Future developments, including actions taken by the U.S. Department of Treasury, FDIC, Federal Reserve Board, and systemic risk in the U.S. and global banking sectors and broader economies in general, are difficult to assess and quantify, and the form and magnitude of such developments or other actions of the U.S. Department of Treasury, FDIC and Federal Reserve Board may remain unknown for significant periods of time and could have an adverse effect on the Company. For example, in 2023, the financial markets experienced volatility in connection with concerns that some banks, especially small and regional banks, may have significant investment-related losses that might make it difficult to find demands to withdraw deposits and other liquidity needs. This and similar developments could in the future lead to further rules and regulations for public companies, banks, financial institutions and other participants in the U.S. and global capital markets, and complying with the requirements of any such rules or regulations may be burdensome. Even if not adopted, evaluating and responding to any such proposed rules or regulations could result in increased costs and require significant attention from our Investment Adviser.

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
The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, adverse effects of climate crisis and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide, which could adversely affect our business, financial condition or results of operations. Additionally, the U.S. government’s credit and deficit concerns, the ongoing war between Russia and Ukraine, conflicts in the Middle East, including the United States’ and Israel’s war with Iran, and the trade tensions between the U.S. and other countries could cause further volatility in interest rates, which may negatively impact our and our portfolio companies' ability to access the debt markets on favorable terms.

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
The occurrence of global events similar to those in recent years, such as the Russia-Ukraine war and more recently the ongoing conflicts in the Middle East, the United States’ and Israel’s war with Iran, instability in Iran, Iraq, Afghanistan, Pakistan, Egypt, Libya, Syria, and North Korea, political unrest in South America and recent U.S. military action overseas, new and ongoing pandemics, epidemics or outbreaks of infectious diseases in certain parts of the world, natural/environmental disasters in certain parts of the world, terrorist attacks in the U.S. and around the world, trade or tariff arrangements, social and political discord, debt crises, sovereign debt downgrades, increasingly strained relations between the United States and a number of foreign countries including traditional allies, such as certain European countries, and historical adversaries, such as North Korea, Iran, China and Russia, and the international community generally, new and continued political unrest in various countries, continued changes in the balance of political power among and within the branches of the U.S. government, and government shutdowns, among others, may result in market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties in the United States and worldwide.
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
Trade negotiations and other government actions may create regulatory uncertainty for the portfolio companies and our investment strategy and adversely affect the profitability of the portfolio companies.

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
More recently, tariff announcements and ongoing global trade negotiations have contributed to significant uncertainty and volatility in the debt and equity markets. Changes in trade policy and the imposition of new tariffs could disrupt supply chains and potentially reverse the recent downward trend in inflation, and uncertainty as to how or what tariffs will be enforced or imposed in the future, or what retaliatory measures other countries may take in response, could compound these effects. In addition, the current U.S. presidential administration has signaled its intention to implement, or has implemented, significant changes to the size of the federal government and the enforcement of various regulations. Substantial reductions in government spending could negatively affect certain of our portfolio companies that rely on government contracts and could destabilize the U.S. government contracting market, harming our ability to generate expected returns. Additionally, changes in the regulation or enforcement of bank lending and capital requirements could have material and adverse effects on the private credit market.
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
We need additional capital to fund growth in our investments. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders to maintain our status as a RIC for U.S. federal income tax purposes. As a result, such earnings are not available to fund investment originations. We have sought additional capital by borrowing from financial institutions and issuing debt or equity securities and may in the future issue additional debt or equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, we could be limited in our ability to grow, which may have an adverse effect on the value of our common stock. In addition, as a BDC, we generally may not borrow money or issue debt securities or issue preferred stock unless immediately thereafter our ratio of total assets to total borrowings and other senior securities is at least 150%. This may restrict our ability to obtain additional leverage in certain circumstances.
Our most recent NAV was calculated on June 30, 2026 and our NAV when calculated effective September 30, 2026 and thereafter may be higher or lower.
Our NAV per common share is $5.71 as of June 30, 2026. NAV per common share as of September 30, 2026 may be higher or lower than $5.71 based on potential changes in valuations, issuances of securities, repurchases of securities, dividends paid and earnings for the quarter then ended. Our Board of Directors has not yet determined the fair value of portfolio investments at any date subsequent to June 30, 2026. Our Board of Directors determines the fair value of our portfolio investments on a quarterly basis in connection with the preparation of quarterly financial statements and based on input from independent valuation firms, the Investment Adviser, the Administrator and the Audit Committee of our Board of Directors.
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
Our business operations rely upon secure information technology systems for data processing, storage and reporting. We are dependent on the effectiveness of the information and cybersecurity policies, procedures and capabilities maintained by our Investment Adviser and other service providers to protect their computer and telecommunications systems and the data that reside on or are transmitted through them. Our portfolio companies similarly are dependent on the effectiveness of the information and cybersecurity policies that they and their service providers maintain. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking” or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. Moreover, the increased use of mobile and cloud technologies could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available, and the risk of cyber and data security threats to us, our affiliates and our portfolio companies is exacerbated with the advancement of artificial intelligence, which malicious third parties are using to create new, sophisticated and more frequent attacks. There have been a number of recent highly publicized cases of companies reporting the unauthorized disclosure of client or customer information, as well as cyber-attacks involving the dissemination, theft and destruction of corporate information or other assets, as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties, including actions by terrorist organizations and hostile foreign governments. If one or more of these cyber-attacks occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.
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
We and our portfolio companies are subject to risks associated with artificial intelligence.
Technological developments in artificial intelligence, including machine learning technology and generative artificial intelligence (“AI Technology” and, collectively, “AI Technologies”), and their current and potential future applications, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. The full extent of current or future risks related thereto is not possible to predict and we and our portfolio companies may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. Any of these technological innovations could result in harm to us, the Investment Adviser, the Administrator or our portfolio companies; reduce demand for their products, services, software or technology offerings; significantly disrupt the markets in which they operate; and subject them to increased competition, including industry pricing or other competitive dynamics. These effects could materially and adversely affect their business, financial condition, results of operations and growth prospects, impact their valuations and ultimately have an adverse impact on us. Advancements in computing and AI Technologies, including efficiency improvements, without related increases in the adoption and development of such technologies, could also negatively impact demand for, and the valuation of, digital infrastructure assets of our affiliates and our portfolio companies.
We, the Investment Adviser, the Administrator and our portfolio companies avail ourselves/themselves of the benefits, insights and efficiencies that are available through the use of AI Technologies. While we, the Investment Adviser, the Administrator, our affiliates and our portfolio companies have begun to deploy AI Technologies in a variety of ways, including in the evaluation and management of investments, legal and marketing compliance, customer engagement, content creation and rules-based operations (e.g., legal, accounting, and transaction processing), the long-term effectiveness and scalability of AI

Technologies remain uncertain. In addition, the use of AI Technologies presents a number of risks that cannot be fully mitigated. For example, independent of its context of use, AI Technologies are generally highly reliant on the collection and analysis of large amounts of data and complex algorithms, and it is not possible or practicable to incorporate all relevant data into the models that AI Technologies utilize to operate. Moreover, with the use of AI Technologies, there often exists a lack of transparency of how inputs are converted to outputs, and neither we, the Investment Adviser, the Administrator nor our portfolio companies can fully validate this process and its accuracy. The accuracy of such inputs and the resulting impact on the results of AI Technologies cannot be verified and could result in a diminished quality of work product that includes or is derived from inaccurate or erroneous information. Further, inherent bias in the construction of AI Technologies can lead to a wide array of risks including but not limited to accuracy, efficacy and reputational harm. Certain data in such models will therefore inevitably contain a degree of inaccuracy and error, which may be material, and such data as well as algorithms in use could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI Technologies and could adversely impact us, the Investment Adviser, the Administrator or our portfolio companies to the extent we/they rely on the work product of such AI Technologies. The volume and reliance on data and algorithms also make AI Technologies, and in turn us, the Investment Adviser, the Administrator and our portfolio companies, more susceptible to cybersecurity threats, including the compromise of underlying models, training data, or other intellectual property. We, the Investment Adviser, the Administrator and our portfolio companies could be exposed to risks to the extent third‐party service providers, or any counterparties use AI Technologies in their business activities. At the same time, to the extent utilized by the Investment Adviser, the Administrator or our portfolio companies, any interruption of access to or use of AI Technologies could impede the ability of us, the Investment Adviser, the Administrator or our portfolio companies to generate information and analysis that could be beneficial to us/them and our/their business, financial condition and results of operations. AI Technologies will likely also be competitive with certain business activities or increase the obsolescence of certain organizations’ products or services, particularly as AI Technologies improve. This could also have an adverse impact on us, the Investment Adviser, the Administrator or our portfolio companies.
AI Technologies can also be misused or misappropriated by third parties and/or employees of the Investment Adviser, the Administrator or our portfolio companies. For example, there is a risk that a user will input confidential information, including material non-public information, or personal identifiable information, into AI Technologies applications, resulting in such information becoming part of a dataset that is accessible by other third-party AI Technologies applications and users including competitors of us, the Investment Adviser, the Administrator or our portfolio companies. Moreover, we, the Investment Adviser, the Administrator and our portfolio companies will not necessarily be in a position to control the manner in which third-party AI Technologies are developed or maintained or the manner in which third parties use AI Technologies to provide services, even where we/they have sought contractual protections. The use of AI Technologies, including potential inadvertent disclosure of confidential information or personal identifiable information, could also lead to legal and regulatory investigations and enforcement actions. Relatedly, we, the Investment Adviser, the Administrator and our portfolio companies could be exposed to risks to the extent third-party service providers or any counterparties use AI Technologies in their business activities.

The Investment Adviser and its affiliates expect to be involved in the collection of data and/or development of proprietary AI Technologies for the Investment Adviser, the Administrator, the Company, their affiliates and/or their portfolio companies. To this end, we can be expected to pay and bear certain expenses and fees associated with developing and maintaining such technology, including the costs of any professional service providers, subscriptions and related software and hardware, server infrastructure and hosting, and internal expenses, fees, charges and/or related costs incurred, charged or specifically attributed or allocated (based on methodologies determined by the Investment Adviser) to us, the Investment Adviser, the Administrator, their affiliates or our portfolio companies in connection with such AI Technologies, and none of the fees, costs or expenses described above will reduce or offset the management fees.
Regulations related to AI Technologies could also impose certain obligations and costs related to monitoring and compliance. Regulators are increasing scrutiny of, and enacting or considering enacting regulations regarding, the use of AI Technologies, including the use of “big data,” diligence of data sets and oversight of data vendors. The use of AI Technologies by us, the Investment Adviser, the Administrator or our portfolio companies may require compliance with legal and regulatory frameworks that are not fully developed or tested, and we, the Investment Adviser, the Administrator or our portfolio companies may face litigation and regulatory actions related to the use or the engagement of vendors that use AI Technologies. In April 2023, the Federal Trade Commission, U.S. Department of Justice, Consumer Financial Protection Bureau, and U.S. Equal Employment Opportunity Commission released a joint statement on artificial intelligence demonstrating interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. In October 2023, an executive order established new standards for AI safety and security. In addition to the U.S. regulatory framework, the EU adopted the Artificial Intelligence Act in 2024, which applies to certain AI Technologies and the data used to train, test and deploy them, which may create additional compliance burdens, higher administrative costs and significant penalties should we, the Investment Adviser, the Administrator and our portfolio companies fail to comply or be perceived to fail to comply.

AI Technologies and their current and potential future applications, including in the private investment and financial sectors, as well as the legal and regulatory frameworks within which they operate, continue to rapidly evolve, and it is not possible to predict the full extent of current or future risks related thereto.
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

As a BDC regulated under provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below the current net asset value per share without stockholder approval. If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of our common stock in certain circumstances, one of which is if (i)(1) the holders of a majority of our shares (or, if less, at least 67% of a quorum consisting of a majority of our shares) and a similar majority of the holders of our shares who are not affiliated persons of us approve the sale of our common stock at a price that is less than the current net asset value (which has currently occurred and is effective through July 7, 2027), and (2) a majority of our Directors who have no financial interest in the transaction and a majority of our independent Directors (a) determine that such sale is in our and our stockholders’ best interests and (b) in consultation with any underwriter or underwriters of the offering, make a good faith determination as of a time either immediately prior to the first solicitation by us or on our behalf of firm commitments to purchase such shares, or immediately prior to the issuance of such shares, that the price at which such shares are to be sold is not less than a price which closely approximates the market value of such shares, less any distributing commission or discount or (ii) a majority of the number of the beneficial holders of our common stock entitled to vote at our annual meeting, without regard to whether a majority of such shares are voted in favor of the proposal, approve the sale of our common stock at a price that is less than the current net asset value per share.
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
The below calculation assumes (i) $7.3 billion in total assets, (ii) an average cost of funds of 5.84% (including preferred dividend payments), (iii) $1.9 billion in debt outstanding, (iv) $0.6 billion in liquidation preference of preferred stock paying a 5.50% annual dividend outstanding, (v) $0.6 billion in liquidation preference of preferred stock paying a 6.50% annual dividend outstanding, (vi) $0.5 billion in liquidation preference of preferred stock paying a 5.35% annual dividend outstanding, (vii) $0.2 billion in liquidation preference of the Floating Rate Preferred Stock paying a 6.50% annual dividend (based on the floating rate as of August 17, 2026) outstanding, (viii) $0.8 billion in liquidation preference of preferred stock paying a 7.50% annual dividend outstanding and (ix) $2.8 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(1)	(38.3)%	(24.3)%	(10.4)%	3.5%	17.4%
The below calculation assumes (i) $7.3 billion in total assets, (ii) an average cost of funds of 5.78% (including preferred dividend payments), (iii) $1.9 billion in debt outstanding, (iv) $0.5 billion in liquidation preference of preferred stock paying a 5.35% annual dividend outstanding, (v) $0.2 billion in liquidation preference of the Floating Rate Preferred Stock paying a 6.50% annual dividend (based on the floating rate as of August 17, 2026) outstanding, (vi) $0.8 billion in liquidation preference of preferred stock paying a 7.50% annual dividend outstanding and (vii) $3.7 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(2)	(24.2)%	(14.7)%	(5.2)%	4.3%	13.8%

(1) Assumes no conversion of preferred stock to common stock.
(2) Assumes the conversion of $1.2 billion in preferred stock at a conversion rate based on a Holder Optional Conversion Fee (as defined in the Prospectus Supplement relating to the applicable offering) of 7.00% of the maximum public offering price disclosed within the applicable prospectus supplements for shares of preferred stock which are subject to such Holder Optional Conversion Fee.
The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.
Pursuant to SEC regulations, this table is calculated as of June 30, 2026. As a result, it has not been updated to take into account any changes in assets or leverage since June 30, 2026.
The Public Notes present other risks to holders of our common stock, including the possibility that such notes could discourage an acquisition of us by a third party and accounting uncertainty.
Certain provisions of the Public Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the Public Notes will have the right, at their option, to require us to repurchase all of their notes or any portion of the principal amount of such notes. These provisions could discourage an acquisition of us by a third party.

The Unsecured Notes present other risks to holders of our preferred stock.
Our obligations to pay dividends or make distributions and, upon liquidation of the Company, liquidation payments in respect of our preferred stock is subordinate to our obligations to make any principal and interest payments due and owing with respect to our outstanding Unsecured Notes. Accordingly, our Unsecured Notes have the effect of creating special risks for our preferred stockholders that would not be present in a capital structure that did not include such securities.
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
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”) (the “Original Dealer Manager Agreement”), amended and restated on February 25, 2021 and further amended on June 9, 2022, October 7, 2022, February 10, 2023, December 29, 2023, October 17, 2024, December 27, 2024, and February 10, 2026 (as so amended, the “Amended and Restated Dealer Manager Agreement”), pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and dealer manager for the Company’s offering of up to 105,858,302 shares, par value $0.001 per share, of preferred stock, with a $2,646,457,550 aggregate liquidation preference. Under the Amended and Restated Dealer Manager Agreement, the preferred stock may be issued in multiple series, including the Series A1 Preferred Stock, the Series A3 Preferred Stock, the Series A4 Preferred Stock, the Series A5 Preferred Stock, the Series M1 Preferred Stock, the Series M2 Preferred Stock, the Series M3 Preferred Stock, the Series M4 Preferred Stock, and the Series M5 Preferred Stock. However, as disclosed in the Supplement No. 1 dated September 6, 2024 and Supplement No. 3 dated December 27, 2024 to the Prospectus Supplement dated December 29, 2023, the Company is no longer offering the Series A1 Preferred Stock, the Series M1 Preferred Stock, the Series M2 Preferred Stock, the Series A3 Preferred Stock, the Series M3 Preferred Stock, and the Floating Rate Preferred Stock and, as a result, any additional preferred stock offered under such offering will be only in any combination of our 7.50% Preferred Stock, which are not convertible. The Company may offer any future series of preferred stock, provided that the aggregate number of shares issued across all series of preferred stock under the Amended and Restated Dealer Manager Agreement shall not exceed 105,858,302 shares.
On October 30, 2020, and as amended on February 18, 2022, October 7, 2022 and February 10, 2023, we entered into a Dealer Manager Agreement with InspereX LLC (“InspereX Dealer Manager Agreement”), pursuant to which InspereX LLC has agreed to serve as the Company’s agent and dealer manager for the Company’s offering of up to 10,000,000 shares, par value $0.001 per share, of 5.50% Series AA1 Preferred Stock, 5.50% Series MM1 Preferred Stock, 6.50% Series AA2 Preferred

Stock and 6.50% Series MM2 Preferred Stock with a liquidation preference of $25.00 per share; however as disclosed in the Supplement No. 2 dated September 6, 2024 to the Prospectus Supplement dated February 10, 2023, the Company is no longer offering the 5.50% Series AA1 Preferred Stock, the 5.50% Series MM1 Preferred Stock, the 6.50% Series AA2 Preferred Stock and the 6.50% Series MM2 Preferred Stock. On October 30, 2020, February 17, 2022, and October 11, 2022, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 80,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as convertible preferred stock. On May 6, 2026, we filed Articles Supplementary with the SDAT, reclassifying and designating 80,000,000 authorized but unissued shares of Series AA1 Preferred Stock, Series MM1 Preferred Stock, Series AA2 Preferred Stock and Series MM2 Preferred Stock as additional shares of common stock. As a result of such reclassification and designation, we no longer have any authorized shares of Series AA1 Preferred Stock, Series MM1 Preferred Stock, Series AA2 Preferred Stock or Series MM2 Preferred Stock.

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
At a special meeting of stockholders held on June 17, 2025, we obtained stockholder approval under Section 63 of the 1940 Act to issue shares of common stock below net asset value until June 17, 2026. On July 7, 2026, at a special meeting of our stockholders, our stockholders again authorized us to issue shares of our common stock below net asset value during the next 12 months until July 7, 2027. We believe that pursuant to this approval any shares of 5.50% Preferred Stock or 6.50% Preferred Stock issued prior to July 7, 2027 may be converted into shares of common stock pursuant to the Issuer Optional Conversion using the 5-day VWAP to determine the conversion rate at any time, including after July 7, 2027. We believe any shares of 5.50% Preferred Stock or 6.50% Preferred Stock issued after July 7, 2027 may be converted into shares of common stock pursuant to the Issuer Optional Conversion using the 5-day VWAP to determine the conversion rate only if we have obtained stockholder approval for the period in which such shares of 5.50% Preferred Stock or 6.50% Preferred Stock were issued (assuming the 5-day VWAP results in a price below net asset value).
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
The price of our common stock may fluctuate significantly during the period used to calculate any 5-day VWAP with respect to the 5.50% Preferred Stock and 6.50% Preferred Stock and until settlement of any conversion, and this may make it difficult for holders of the 5.50% Preferred Stock and 6.50% Preferred Stock to resell the 5.50% Preferred Stock and 6.50%

Preferred Stock or common stock issuable upon conversion of the 5.50% Preferred Stock and 6.50% Preferred Stock when such holder wants or at prices such holder finds attractive.
The price of our common stock on the Nasdaq Global Select Market constantly changes. We expect that the market price of our common stock will continue to fluctuate. Because the 5.50% Preferred Stock and 6.50% Preferred Stock are convertible into our common stock based on the 5-day VWAP, volatility or declining prices for our common stock during the period used to determine the 5-day VWAP or during the period between when a holder delivers a Holder Conversion Notice and the related Holder Conversion Exercise Date (or the date on which a holder receives the shares of common stock issued upon conversion of their 5.50% Preferred Stock or 6.50% Preferred Stock) or the period between when we deliver a Corporation Conversion Notice and the related Corporation Conversion Exercise Date (or the date on which a holder receives the shares of common stock issued upon conversion of their 5.50% Preferred Stock or 6.50% Preferred Stock), could have a similar effect on the conversion value of the 5.50% Preferred Stock and 6.50% Preferred Stock, and this may make it difficult for holders of the 5.50% Preferred Stock and 6.50% Preferred Stock to resell the 5.50% Preferred Stock and 6.50% Preferred Stock or common stock issuable upon conversion of the 5.50% Preferred Stock and 6.50% Preferred Stock when such holder wants or at prices such holder finds attractive.
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
As of August 19, 2026, our charter authorized us to issue approximately 3.2 billion shares of common stock, of which approximately 524.8 million were outstanding. Although the Board of Directors can increase the amount of our authorized common stock and reclassify authorized but unissued preferred stock as common stock without stockholder approval, if they did not do so for any reason and our 5-day VWAP fell below approximately $0.45 per share of common stock (assuming all 48,381,408 outstanding shares of the 5.50% Preferred Stock and 6.50% Preferred Stock as of August 19, 2025 converted), we would be required to settle any conversion of 5.50% Preferred Stock and 6.50% Preferred Stock in cash (to the extent we had cash available) or list the 5.50% Preferred Stock and 6.50% Preferred Stock on a national securities exchange and the value of our shares of 5.50% Preferred Stock and 6.50% Preferred Stock would then equal their market price, which may be less than $25.00 per share.
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
In addition to regulatory restrictions that restrict our ability to raise capital, our credit facility and the deed of trust governing our 5.50% 2030 Notes (the “Deed of Trust”) contain various covenants which, if not complied with, could accelerate repayment under our credit facility or the Deed of Trust, thereby materially and adversely affecting our liquidity, financial condition and results of operations.
The agreement governing our credit facility requires us or Prospect Capital Funding LLC (“PCF”) to comply with certain financial and operational covenants. These covenants include:
•Restrictions on the level of indebtedness that we are permitted to incur;
•Maintenance of a minimum level of our stockholders’ equity (common equity plus preferred equity);
•Restrictions on the level of indebtedness that PCF is permitted to incur in relation to the value of PCF’s assets; and
•Maintenance of a minimum level of interest coverage by PCF.

The Deed of Trust requires us to comply with certain financial and operational covenants. These covenants include:

•Maintenance of a minimum level of total equity (common equity plus preferred equity);
•Maintenance of a maximum ratio of net debt to total assets;
•Maintenance of a minimum ratio of total equity (common equity plus preferred equity) to total assets; and
•Restrictions on our ability to incur liens.

As of June 30, 2026, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in our credit facility or the Deed of Trust. Failure to comply with these covenants would result in a default under our credit facility or the Deed of Trust, as applicable, which, if we were unable to obtain a waiver from the lenders under our credit facility or the bondholders of the 5.50% 2030 Notes, as applicable, could result in an acceleration of repayments under our credit facility or the Deed of Trust, as applicable, which could in turn result in defaults under other indebtedness or agreements, and thereby have a material adverse impact on our business, financial condition and results of operations.

Failure to extend our existing credit facility, the revolving period of which is currently scheduled to expire on June 28, 2028, could have a material adverse effect on our results of operations and financial position and our ability to pay expenses and make distributions.
The revolving period for our credit facility with a syndicate of lenders is currently scheduled to terminate on June 28, 2028, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders. If the credit facility is not renewed or extended by the participant banks by June 28, 2028, we will not be able to make further borrowings under the facility after such date and the outstanding principal balance on that date will be due and payable on June 28, 2029. As of June 30, 2026, we had $562,328 of outstanding borrowings under our credit facility. Interest on borrowings under the credit facility is one-month SOFR plus 205 basis points with a minimum SOFR floor of zero. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 40 basis points if more than 60% of the credit facility is drawn, 70 basis points if more than 35% and an amount less than or equal to 60% of the credit facility is drawn, or 150 basis points if an amount less than or equal to 35% of the credit facility is drawn.

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
The Unsecured Notes mature at various dates from July 15, 2026 to March 15, 2052. If we are unable to refinance the Unsecured Notes or find a new source of borrowing on acceptable terms, we will be required to pay down the principal amount outstanding of the Unsecured Notes through one or more of the following: (1) borrowing additional funds under our then current credit facility, (2) issuance of additional common stock or (3) possible liquidation of some or all of our loans and other assets, any of which could have a material adverse effect on our results of operations and financial position. In addition, our stock price could decline significantly; we would be restricted in our ability to acquire new investments and, in connection with our year-end audit, our independent registered accounting firm could raise an issue as to our ability to continue as a going concern.
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
Under the 1940 Act, when our common stock is trading below its net asset value per share, we will not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. On July 7, 2026, at a special meeting of stockholders, our stockholders reauthorized us to sell shares of our common stock (during the following 12 months) at a price or prices below our net asset value per share at the time of sale in one or more offerings subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of its outstanding common stock immediately prior to such sale).
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
Moreover, while we have declared common stock distributions through August 2026 at a rate of $0.0350 per share of common stock, we cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay common stock distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report. In addition, if we are unable to satisfy the asset coverage test applicable to us under the 1940 Act as a business development company or if we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make common stock distributions. If we declare a common stock distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make common stock distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.
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
On July 7, 2026, at a special meeting of stockholders, our stockholders authorized us to sell shares of our common stock (during the following 12 months) at a price or prices below our net asset value per share at the time of sale in one or more offerings subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of its outstanding common stock immediately prior to such sale).
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
We may distribute taxable dividends that are payable in part in our stock. In accordance with guidance issued by the Internal Revenue Service, subject to the satisfaction of certain guidelines, a publicly traded RIC should generally be eligible to treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder is permitted to elect to receive his or her distribution in either cash or stock of the RIC, even where there is a limitation on the percentage of the aggregate distribution payable in cash, provided that the limitation is at least 20%. If too many stockholders elect to receive cash, each stockholder electing to receive cash generally must receive a portion of his or her distribution in cash (with the balance of the distribution paid in stock). If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock generally will be a taxable distribution in an amount equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such dividends would be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. Stockholder (as defined in “Material U.S. Federal Income Tax Considerations”) may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. Stockholder sells the stock it receives as a dividend in order to pay this tax, it may be subject to transaction fees (e.g., broker fees or transfer agent fees) and the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of its stock at the time of the sale. Furthermore, with respect to Non-U.S. Stockholders (as defined in “Material U.S. Federal Income Tax Considerations”), we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock. It is unclear whether and to what extent we will pay dividends in cash and in our stock.
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
In accordance with the Prospect Capital Management Compliance Manual, senior management governs and oversees the advancement and implementation of policies and procedures to reasonably prevent security incidents. Prospect Capital Management’s cybersecurity program also includes review and assessment by third parties of the cybersecurity processes and systems. These third parties assess and report on Prospect Capital Management’s compliance with applicable laws and regulations and its internal incident response preparedness, including benchmarking to best practices and industry frameworks and help identify areas for continued focus and improvement.
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
In the last three fiscal years, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For additional discussion on risks posed by cybersecurity threats, see “Item 1A. Risk Factors - Risks Relating to Our Business- We may experience cybersecurity incidents and are subject to cybersecurity risks. The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.”
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
We are not aware of any material legal proceedings as of June 30, 2026.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(All figures in this item are in thousands, except share and per share data)
Our common stock is traded on the NASDAQ Global Select Market and the Tel Aviv Stock Exchange Ltd. (“TASE”) under the symbol “PSEC.”
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

		Stock Price		Premium (Discount) of High to NAV	Premium (Discount) of Low to NAV
	NAV(1)	High(2)	Low(2)
Year Ended June 30, 2025
First quarter	$8.10	$5.60	$4.75	(30.9)%	(41.4)%
Second quarter	7.84	5.34	4.16	(31.9)%	(46.9)%
Third quarter	7.25	4.45	4.10	(38.6)%	(43.4)%
Fourth quarter	6.56	4.06	3.14	(38.1)%	(52.1)%
Year Ended June 30, 2026
First quarter	$6.45	$3.47	$2.59	(46.2)%	(59.8)%
Second quarter	6.21	2.88	2.45	(53.6)%	(60.5)%
Third quarter	6.05	3.05	2.49	(49.6)%	(58.8)%
Fourth quarter	5.71	2.82	2.15	(50.6)%	(62.3)%
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
As of August 19, 2026, there were 267 shareholders of record of our common stock. This figure does not include a substantially greater number of beneficial holders of our common stock, whose shares are held in the names of brokers, dealers and clearing agencies.
Recent Sales of Common Stock Below Net Asset Value
At a special meeting of stockholders held on June 17, 2025, our stockholders approved our ability to sell shares of our common stock at a price or prices below our NAV per common share at the time of sale in one or more offerings until June 17, 2026. On July 7, 2026, at a special meeting of stockholders, our stockholders again authorized us to sell shares of our common stock below our NAV during the next 12 months until July 7, 2027. Such authorization is subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of our outstanding common stock immediately prior to such sale). Accordingly, we may make offerings of shares of our common stock without any limitation on the total amount of dilution to stockholders. During the fiscal year ended June 30, 2026, we did not sell any such shares.

Distribution Policy
To the extent prudent and practicable, we intend to make distributions on a monthly basis. Our ability to pay distributions could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants. Our distributions, if any, will be determined by our Board of Directors. Certain amounts of the monthly distributions may from time to time be paid out of our capital rather than from earnings for the quarter as a result of our deliberate planning or by accounting reclassifications.
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
We did not have an excise tax liability for the calendar year ended December 31, 2025. As of June 30, 2026, we do not expect to have any excise tax due for the 2026 calendar year. Tax characteristics of all distributions will be reported to stockholders, as appropriate, on Form 1099-DIV after the end of the calendar year.
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

During the years ended June 30, 2026 and June 30, 2025, we distributed approximately $249,696 and $264,059, respectively, to our common stockholders. The following table summarizes our distributions declared and payable for the years ended June 30, 2026 and June 30, 2025.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/8/2025	7/29/2025	8/20/2025	0.045000	$20,623
5/8/2025	8/27/2025	9/18/2025	0.045000	20,805
8/26/2025	9/26/2025	10/22/2025	0.045000	20,965
8/26/2025	10/29/2025	11/18/2025	0.045000	21,145
11/6/2025	11/25/2025	12/18/2025	0.045000	21,308
11/6/2025	12/29/2025	1/21/2026	0.045000	21,441
11/6/2025	1/28/2026	2/18/2026	0.045000	21,653
2/9/2026	2/25/2026	3/19/2026	0.045000	21,812
2/9/2026	3/27/2026	4/21/2026	0.045000	21,956
2/9/2026	4/28/2026	5/19/2026	0.045000	22,382
5/7/2026	5/27/2026	6/18/2026	0.035000	17,661
5/7/2026	6/26/2026	7/22/2026	0.035000	17,945
Total declared and payable for the year ended June 30, 2026				$249,696

5/8/2024	7/29/2024	8/21/2024	0.060000	$25,607
5/8/2024	8/28/2024	9/19/2024	0.060000	25,739
8/28/2024	9/26/2024	10/22/2024	0.060000	26,012
8/28/2024	10/29/2024	11/19/2024	0.060000	26,135
11/8/2024	11/26/2024	12/19/2024	0.045000	19,671
11/8/2024	12/27/2024	1/22/2025	0.045000	19,748
11/8/2024	1/29/2025	2/19/2025	0.045000	19,842
2/10/2025	2/26/2025	3/20/2025	0.045000	19,995
2/10/2025	3/27/2025	4/17/2025	0.045000	20,129
2/10/2025	4/28/2025	5/20/2025	0.045000	20,297
5/8/2025	5/28/2025	6/18/2025	0.045000	20,380
5/8/2025	6/26/2025	7/22/2025	0.045000	20,504
Total declared and payable for the year ended June 30, 2025				$264,059
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during the years ended June 30, 2026 and June 30, 2025. It does not include distributions previously declared to common stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to June 30, 2026:
•$0.035 per share for July 2026 holders of record on July 29, 2026 with a payment date of August 20, 2026.
•$0.035 per share for August 2026 holders of record on August 27, 2026 with a payment date of September 17, 2026.

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
During the years ended June 30, 2026 and June 30, 2025, we distributed 10,834,822 and 7,505,661 shares of our common stock, respectively, in connection with the Plan. All of the shares of common stock distributed to our stockholders were new issues. The following table summarizes the shares issued through the reinvestment of dividends in the years ended June 30, 2026 and June 30, 2025.

Record Date	Payment Date	Shares Issued(1)	Value of Shares (in thousands)	% of Distribution
6/26/2025	7/22/2025	718,088	$2,292	11.2%
7/29/2025	8/20/2025	836,705	2,297	11.1%
8/27/2025	9/18/2025	807,813	2,122	10.2%
9/26/2025	10/22/2025	828,162	2,157	10.3%
10/29/2025	11/18/2025	839,173	2,169	10.3%
11/25/2025	12/18/2025	969,998	2,295	10.8%
12/29/2025	1/21/2026	840,928	2,213	10.3%
01/28/2026	2/18/2026	804,914	2,302	10.6%
02/25/2026	3/19/2026	928,532	2,294	10.5%
03/27/2026	4/21/2026	998,885	2,629	12.0%
04/28/2026	5/19/2026	1,275,870	2,654	11.9%
05/27/2026	6/18/2026	985,754	2,060	11.7%
Total issued in the year ended June 30, 2026		10,834,822	$27,484

6/26/2024	7/18/2024	571,807	$3,042	11.9%
7/29/2024	8/21/2024	650,357	3,071	12.0%
8/28/2024	9/19/2024	611,918	3,151	12.2%
9/26/2024	10/22/2024	612,816	3,104	11.9%
10/29/2024	11/19/2024	685,674	2,938	11.2%
11/26/2024	12/19/2024	573,973	2,323	11.8%
12/27/2024	1/22/2025	571,264	2,382	12.1%
01/29/2025	2/19/2025	564,105	2,385	12.0%
02/26/2025	3/20/2025	553,487	2,240	11.2%
03/27/2025	4/17/2025	704,660	2,330	11.6%
04/28/2025	5/20/2025	672,278	2,344	11.5%
05/28/2025	6/18/2025	733,322	2,215	10.9%
Total issued in the year ended June 30, 2025		7,505,661	$31,525
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

Registered common stockholders who opt out of the Plan must notify the Plan administrator prior to the payment date in order for that distribution to be paid in cash. As such, the table above includes distributions with payment dates during the years ended June 30, 2026 and June 30, 2025. It does not include distributions previously declared and recorded as payable to common stockholders on any future dates, as those amounts are not yet determinable.

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
We did not repurchase any shares of our common stock under the Repurchase Program for the years ended June 30, 2026 and June 30, 2025.
As of June 30, 2026, the approximate dollar value of shares that may yet be purchased under the plan is $65.9 million.
On June 16, 2022, our Board of Directors authorized the repurchase of up to 1.5 million shares our Series A Preferred Stock and further on October 11, 2023, authorized any and all outstanding Series A Preferred Stock to be repurchased. The manner, price, volume and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. There were no repurchases during the three months ended June 30, 2026.
During the three months ended June 30, 2026, we exchanged an aggregate of 1,800 Series M1 Preferred Stock for an aggregate of 1,800 newly-issued Series M5 Preferred Stock and we exchanged an aggregate of 21,000 Series M3 Preferred Stock for an aggregate of 21,000 of newly-issued Series M5 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act. Section 3(a)(9) provides that the registration requirements of the Securities Act will not apply to “any security exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.” We have no contract, arrangement or understanding relating to, and will not, directly or indirectly, pay any commission or other remuneration to any broker, dealer, salesperson, agent or any other person for soliciting exchanges in the exchange offer.
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
The below graph is based on historical stock prices and measures total stockholder return, which takes into account both changes in stock price and dividends. The total return assumes that dividends were reinvested daily and is based on a $100 investment on June 30, 2021. This stock performance graph is not necessarily indicative of future stock performance. Index performance is shown for illustrative purposes only and does not reflect any deduction for fees or expenses. It is not possible to invest directly in an unmanaged index.

$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
6/30/2021
6/30/2022
6/30/2023
6/30/2024
6/30/2025
6/30/2026
Prospect Capital Corporation
S&P 500 Index
S&P BDC Index
S&P/LSTA Leveraged Loan Total Return Index

Fees and Expenses
The following tables are intended to assist you in understanding the costs and expenses that an investor in shares of common stock will bear directly or indirectly. The sales load and offering expenses shown in the table below will be paid for by the Company and will be indirectly borne by holders of our common stock and not by the holders of Preferred Stock prior to any conversions of such Preferred Stock to common stock. We caution you that some of the percentages indicated in the table below are estimates and may vary. These tables are based on our assets and common stock outstanding as of June 30, 2026, except that we assume that we have issued all shares of preferred stock the Company is authorized to issue, and that we have borrowed $2.1 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.3 billion.

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

Stockholder transaction expenses:
Sales Load (as a percentage of offering price) (1)	-
Offering expenses borne by the Company (as a percentage of offering price) (2)	-
Dividend reinvestment plan expenses (3)	$15.00
Total stockholder transaction expenses (as a percentage of offering price):	-
Annual expenses (as a percentage of net assets attributable to common stock):
Management fees (4)	6.26%
Incentive fees payable under Investment Advisory Agreement (20% of realized capital gains and 20% of pre-incentive fee net investment income) (5)	0.93%
Total advisory fees	7.19%
Total interest expenses (6)	6.51%
Other expenses (7)	1.50%
Total annual expenses (5)(7)(8)	15.20%
Dividends on Preferred Stock (9)	6.33%
Total annual expenses after dividends on Preferred Stock	21.53%
Example
The following table demonstrates the projected dollar amount of cumulative expenses we would pay out of net assets and that common stockholders would indirectly bear over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we have issued all shares of preferred stock the Company is authorized to issue, and that we have borrowed $2.1 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.3 billion, and that our annual operating expenses would remain at the levels set forth in the table above and that we would pay the costs shown in the table above.

	1 Year	3 Years	5 Years	10 Years
Common stockholders would pay the following expenses on a $1,000 investment, assuming a 5% annual return*	$278	$570	$777	$1,071
Common stockholders would pay the following expenses on a $1,000 investment, assuming a 5% annual return**	$287	$588	$797	$1,081
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

(4) Our base management fee is 2% of our gross assets (which include any amount borrowed, i.e., total assets without deduction for any liabilities, including any borrowed amounts for non-investment purposes, for which purpose we have not and have no intention of borrowing). Although we have no intent to borrow the entire amount available under our line of credit, assuming that we had total borrowings of $2.1 billion under our line of credit, the 2% management fee of gross assets would equal approximately 6.26% of net assets.

(5) Based on our net investment income and realized capital gains, less realized and unrealized capital losses, earned on our portfolio for the year ended June 30, 2026, all of which consisted of an income incentive fee. This historical amount has been adjusted to reflect the issuance of 128,045,302 shares of preferred stock. The capital gain incentive fee is paid without regard to pre-incentive fee income. For a more detailed discussion of the calculation of the two-part incentive fee, see “Management Services-Investment Advisory Agreement” in the prospectus.

(6) As of June 30, 2026, we had $1.3 billion outstanding of its Unsecured Notes (as defined below) in various maturities ranging from July 15, 2026 to March 15, 2052, and interest rates, ranging from 2.25% to 8.00%, some of which are convertible into shares of the Company’s common stock at various conversion rates.

(7) “Other expenses” are based on estimated amounts for the current fiscal year. The expenses of the Preferred Dividend Reinvestment Plan are included in “other expenses”. See “Capitalization” in the applicable prospectus supplement. The amount shown above represents annualized expenses during our year ended June 30, 2026 representing all of our estimated recurring operating expenses (except fees and expenses reported in other items of this table) that are deducted from our operating income and reflected as expenses in our Consolidated Statement of Operations. The estimate of our overhead expenses, including payments under an administration agreement with Prospect Administration, or the Administration Agreement is based on our projected allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations under the Administration Agreement. See “Business-Management Services-Administration Agreement” in the applicable prospectus.

(8) If all 49,182,136 outstanding 5.50% Preferred Stock and 6.50% Preferred Stock were converted into common stock and assuming all the Series A1 and Series A3 pay a Holder Optional Conversion Fee of 7.00% and all the Series A2 Preferred Stock pay a Holder Optional Conversion Fee of 7.50% of the maximum public offering price disclosed within the applicable prospectus supplement, then management fees would be 6.26%, incentive fees payable under our Investment Advisory Agreement would be 0.93%, total advisory fees would be 7.19%, total interest expenses would be 6.51%, other expenses would be 1.51%, and total annual expenses would be 10.89% of net assets attributable to our common stock.

(9) Based on the 5.50% per annum dividend rate applicable to the Series A1 Shares, M1 Shares, M2 Shares, AA1 Shares, MM1 Shares, and A2 Shares. Also based on the 5.35% per annum dividend rate applicable to the Series A Shares. Also based on the 6.50% per annum dividend rate applicable to the Series A3 Shares, M3 Shares, AA2 Shares, and MM2 Shares, the 6.50% annualized dividend rate applicable to Floating Rate Preferred Stock based on the floating rate as of August 17, 2026 and the 7.50% per annum dividend rate applicable to the Series A5 Shares and M5 Shares. Other series of preferred stock, including other series of preferred stock being sold in different offerings, may bear different annual dividend rates. No dividend will be paid on shares of Preferred Stock after they have been converted to shares of common stock.

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

Prospect is a financial services company that primarily lends to and invests in middle market privately-held companies. We are a closed-end investment company incorporated in Maryland. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we have elected to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We were organized on April 13, 2004, and were funded in an initial public offering completed on July 27, 2004.

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
We consolidate certain of our wholly owned and substantially wholly owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements and are collectively referred to as the “Consolidated Holding Companies”: Belnick Holdings of Delaware, LLC (“Belnick Delaware”); CP Holdings of Delaware LLC (“CP Holdings”); Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”); Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC (“First Tower Delaware”); MITY Holdings of Delaware Inc. (“MITY Delaware”); Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc. (“NMMB Holdings”); NPH Property Holdings, LLC (“NPH”); NPH Holdco LLC (“NPH Holdco”); Prospect Opportunity Holdings I, Inc. (“POHI”); R-V Holdings of Delaware, LLC (“R-V Holdings”); SB Forging Company, Inc. (“SB Forging”); STI Holding, Inc.; UTP Holdings Group Inc. (“UTP Holdings”); Valley Electric Holdings I, Inc. (“Valley Holdings I”); Valley Electric Holdings II, Inc. (“Valley Holdings II”); and Victor Holdings of Delaware, LLC (“Victor Holdings”).
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
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third-party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of June 30, 2026, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $3,367,618 and $3,644,274, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Annual Report. We consolidate all wholly owned and substantially wholly owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
On July 7, 2026, at a special meeting of stockholders, our stockholders authorized us to sell shares of our common stock (during the next 12 months) at a price or prices below our net asset value per share at the time of sale in one or more offerings, subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of its outstanding common stock immediately prior to such sale).
Our previously outstanding 6.375% convertible notes due 2025, which matured during the fiscal year ended June 30, 2025, are referred to as the “2025 Notes” or the “Convertible Notes”. Our previously outstanding 3.706% unsecured notes due 2026, which were redeemed during the fiscal year ended June 30, 2025, are referred to as the “2026 Notes”. Our $264.5 million of 3.364% unsecured notes due 2026 are referred to as the “3.364% 2026 Notes”. Our $254.7 million of 3.437% unsecured notes due 2028 are referred to as the “3.437% 2028 Notes”. Our $182.2 million of 5.50% unsecured notes due 2030 are referred to as the “5.50% 2030 Notes”, and collectively with the 2026 Notes, the 3.364% 2026 Notes, and the 3.437% 2028 Notes, as the “Public Notes”. Any corporate notes issued pursuant to our medium term notes program with InspereX LLC are referred to as “Prospect Capital InterNotes®”. The Public Notes and Prospect Capital InterNotes® are collectively referred to as the “Unsecured Notes”.
Fourth Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended June 30, 2026 we acquired $97,170 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $27,644, funded $20,800 of revolver advances, and recorded PIK interest of $20,707, resulting in gross investment originations of

$166,321. During the three months ended June 30, 2026 we received full repayments totaling $21,432, received $35 of revolver paydowns, received $0 in sales, and received $24,360 in partial prepayments, scheduled principal amortization payments, and return of capital distributions, resulting in repayments of approximately $45,827.
Debt Issuances and Redemptions
During the three months ended June 30, 2026 we repaid $1,854 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended June 30, 2026 was $37.
During the three months ended June 30, 2026 we issued $6,917 aggregate principal amount of Prospect Capital InterNotes® with a weighted average stated interest rate of 7.01%, to extend our borrowing base. The newly issued notes mature between April 15, 2029 and June 15, 2033 and generated net proceeds of $6,832.
During the three months ended June 30, 2026 we repurchased $677 aggregate principal amount of the 3.364% 2026 Notes at a weighted average price of 99.02%, including commissions, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $6 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 3.364% 2026 Notes
During the three months ended June 30, 2026, we repurchased $25,001 aggregate principal amount of the 3.437% 2028 Notes at a weighted average price of 93.44%, including commissions, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $1,517 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 3.437% 2028 Notes.
Equity Issuances and Redemptions
On April 21, 2026, May 19, 2026 and June 18, 2026 we issued 998,885, 1,275,870, and 985,754 shares of our common stock in connection with the dividend reinvestment plan, respectively.
During the three months ended June 30, 2026, 1,597,774 shares of our Series A1 Preferred Stock, 568,950 shares of our Series A3 Preferred Stock, 19,289 shares of our Series M1 Preferred Stock, and 106,743 shares of our Series M3 Preferred Stock were converted to 21,457,011 shares of our common stock, in connection with Holder Optional Conversions and Optional Redemptions Following Death of a Holder, resulting in a loss from redemption of preferred stock of $5,335.
On May 8, 2026, we entered into an equity distribution agreement by and among us, Prospect Capital Management L.P., Prospect Administration LLC, and A.G.P. / Alliance Global Partners (“AGP”), with AGP as sales agent, relating to the offer and sale, by means of an at-the-market offering, of up to 16,000,000 shares, or $400,000 in aggregate liquidation preference, of our Series A Preferred Stock.

During the three months ended June 30, 2026 we issued 626,888 shares of Series A5 Preferred Stock for net proceeds of $14,103, 88,489 shares of Series M5 Preferred Stock for net proceeds of $2,146, and 65,692 shares of Series A Preferred Stock for net proceeds of $1,098 each excluding offering costs and preferred stock dividend reinvestment.
In connection with our Preferred Stock Dividend Reinvestment Plan, we issued additional Series A1 Preferred Stock, Series A3 Preferred Stock, Series A4 Preferred Stock, Series A5 Preferred Stock, Series M1 Preferred Stock, Series M3 Preferred Stock, Series M4 Preferred Stock, and Series M5 Preferred Stock of 13,149, 12,988, and 12,797 throughout April, May, and June, respectively.
On July 7, 2026, at a special meeting of our stockholders, our stockholders authorized us sell shares of our common stock (during the next 12 months) at a price or prices below our then current net asset value per share in one or more offerings subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of our outstanding common stock immediately prior to such sale).
Investment Holdings
As of June 30, 2026, we have $6,342,558, or 216.5%, of our net assets applicable to common shares, invested in 91 portfolio companies and other portfolio investments.
Our annualized current yield was 11.8% and 12.2% as of June 30, 2026 and June 30, 2025, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 9.0% and

9.6% as of June 30, 2026 and June 30, 2025, respectively, across all investments. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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
As of June 30, 2026, we own controlling interests in the following portfolio companies: Belnick, LLC (“Belnick”); CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”); Kickapoo Ranch Pet Resort (“Kickapoo”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); QC Holdings TopCo, LLC (“QC Holdings”); R-V Industries, Inc. (“R-V”); Universal Turbine Parts, LLC (“UTP”); Strategic Chemical Solutions Corp. (f/k/a USES Corp.); Valley Electric Company, Inc. (“Valley Electric”); and Victor Technology, LLC (“Victor”). In June 2019, CP Energy purchased a controlling interest of the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $61,429 and $51,477 in first lien term loans (the “Spartan Term Loan A”) due to us as of June 30, 2026 and June 30, 2025, respectively. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, we report our investments in Spartan as a control investment. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loan A.
As of June 30, 2026, we also own affiliated interests in Nixon, Inc. (“Nixon”) and RGIS Services, LLC, (“RGIS”).
The following shows the composition of our investment portfolio by level of control as of June 30, 2026 and June 30, 2025:

	June 30, 2026					June 30, 2025
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio		Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$3,367,618	53.3%	$3,644,274	57.5%		$3,416,244	51.0%	$3,696,367	55.4%
Affiliate Investments	12,835	0.2%	30,447	0.5%		11,735	0.2%	27,057	0.4%
Non-Control/Non-Affiliate Investments	2,934,916	46.5%	2,667,837	42.1%		3,265,522	48.8%	2,950,092	44.2%
Total Investments	$6,315,369	100.0%	$6,342,558	100.0%	(1)	$6,693,501	100.0%	$6,673,516	100.0%
(1) Does not foot due to rounding

The following shows the composition of our investment portfolio by type of investment as of June 30, 2026 and June 30, 2025:

	June 30, 2026				June 30, 2025
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Revolving Line of Credit	$78,795	1.2%	$72,378	1.1%	$83,721	1.3%	$81,551	1.2%
First Lien Debt	4,494,789	71.3%	4,216,556	66.5%	4,636,795	69.3%	4,381,227	65.7%
Second Lien Revolving Line of Credit	1,854	—%	1,854	—%	—	—%	—	—%
Second Lien Debt	752,658	11.9%	577,354	9.1%	965,712	14.4%	765,806	11.5%
Unsecured Debt	7,200	0.1%	5,195	0.1%	7,200	0.1%	5,403	0.1%
Subordinated Structured Notes	2,108	—%	2,794	—%	37,840	0.6%	35,002	0.5%
Preferred Stock	430,251	6.8%	175,984	2.8%	429,426	6.4%	117,961	1.8%
Common Stock	313,509	5.0%	583,188	9.2%	294,505	4.4%	814,757	12.2%
Membership Interest	227,259	3.6%	683,341	10.8%	238,302	3.5%	438,206	6.5%
Participating Interest (1)	—	—%	16,968	0.3%	—	—%	33,603	0.5%
Warrants	6,946	0.1%	6,946	0.1%	—	—%	—	—%
Total Investments	$6,315,369	100.0%	$6,342,558	100.0%	$6,693,501	100.0%	$6,673,516	100.0%
(1)Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, revenue interests, liquidating trusts and overriding royalty interests.

The following shows our investments in interest bearing securities, including non-accrual investments, by type of investment as of June 30, 2026 and June 30, 2025:

	June 30, 2026				June 30, 2025
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Debt and First Lien Revolving Line of Credit	$4,573,584	85.8%	$4,288,934	88.0%	$4,720,516	82.4%	$4,462,778	84.7%
Second Lien Debt and Second Lien Revolving Line of Credit	754,512	14.1%	579,208	11.8%	965,712	16.8%	765,806	14.5%
Unsecured	7,200	0.1%	5,195	0.1%	7,200	0.1%	5,403	0.1%
Subordinated Structured Notes	2,108	—%	2,794	0.1%	37,840	0.7%	35,002	0.7%
Total Interest Bearing Investments	$5,337,404	100.0%	$4,876,131	100.0%	$5,731,268	100.0%	$5,268,989	100.0%

The following shows the composition of our investment portfolio by industry as of June 30, 2026 and June 30, 2025:

	June 30, 2026				June 30, 2025
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$93,459	1.5%	$124,259	2.0%	$87,528	1.3%	$102,728	1.5%
Air Freight & Logistics	216,447	3.4%	167,633	2.6%	204,924	3.1%	184,641	2.8%
Automobile Components	126,314	2.0%	30,209	0.5%	114,731	1.7%	82,272	1.2%
Capital Markets	—	—%	—	—%	21,500	0.3%	21,500	0.3%
Commercial Services & Supplies	441,997	7.0%	445,892	7.0%	553,016	8.3%	504,313	7.6%
Construction & Engineering	118,507	2.0%	316,449	5.0%	95,912	1.4%	351,291	5.3%
Consumer Finance	760,592	12.0%	1,149,153	18.1%	741,932	11.1%	953,320	14.2%
Distributors	390,830	6.2%	354,629	5.6%	397,405	5.9%	269,707	4.0%
Diversified Consumer Services	106,292	1.7%	13,439	0.2%	104,156	1.6%	44,069	0.7%
Diversified Telecommunication Services	245,758	3.9%	190,435	3.0%	254,876	3.8%	198,549	3.0%
Electrical Equipment	—	—%	—	—%	61,367	0.9%	61,367	0.9%
Energy Equipment & Services	345,126	5.5%	141,279	2.2%	324,321	4.8%	122,189	1.8%
Residential Real Estate Investment Trusts (REITs)	896,889	14.2%	1,081,596	17.1%	922,647	13.8%	1,300,972	19.5%
Financial Services	77,832	1.2%	77,832	1.2%	67,830	1.0%	67,830	1.0%
Food Products	87,520	1.4%	84,257	1.3%	150,213	2.2%	145,966	2.2%
Health Care Providers & Services	776,917	12.3%	758,688	12.0%	767,993	11.5%	731,527	11.0%
Health Care Technology	126,176	2.0%	123,898	2.0%	132,153	2.0%	130,246	2.0%
Hotels, Restaurants & Leisure	30,681	0.5%	28,097	0.4%	28,485	0.4%	26,249	0.4%
Household Durables	99,757	1.6%	108,565	1.7%	109,864	1.6%	71,506	1.1%
Interactive Media & Services	87,850	1.4%	87,850	1.4%	75,076	1.1%	75,076	1.1%
IT Services	74,008	1.2%	57,573	0.9%	103,226	1.5%	75,619	1.1%
Leisure Products	70,189	1.1%	70,188	1.1%	102,149	1.5%	102,373	1.5%
Machinery	81,796	1.3%	112,083	1.8%	101,360	1.6%	151,914	2.3%
Marine Transport	47,967	0.8%	12,077	0.2%	47,117	0.7%	11,660	0.2%
Media	115,928	1.8%	164,712	2.6%	118,472	1.8%	160,612	2.4%
Personal Care Products	373,627	5.9%	124,017	2.0%	348,913	5.2%	125,356	1.9%
Pharmaceuticals	122,789	1.9%	141,316	2.2%	125,918	1.9%	133,576	2.0%
Professional Services	94,156	1.5%	92,172	1.5%	85,531	1.3%	88,059	1.3%
Software	183,988	2.9%	148,472	2.3%	180,500	2.7%	172,755	2.6%
Specialty Retail	34,689	0.5%	7,829	0.1%	32,076	0.5%	5,914	0.1%
Textiles, Apparel & Luxury Goods	85,180	1.3%	125,165	2.0%	84,150	1.3%	99,705	1.5%
Trading Companies & Distributors	—	—%	—	—%	110,320	1.6%	65,653	1.0%
Subtotal	6,313,261	100.0%	6,339,764	100.0%	6,655,661	99.4%	6,638,514	99.5%
Structured Finance(1)	2,108	—%	2,794	—%	37,840	0.6%	35,002	0.5%
Total Investments	$6,315,369	100.0%	$6,342,558	100.0%	$6,693,501	100.0%	$6,673,516	100.0%
(1) Our SSN investments do not have industry concentrations and as such have been separated in the tables above.
Portfolio Investment Activity
Our current origination efforts are focused primarily on secured lending to middle market investments to mitigate downside risk in the portfolio by investing primarily in first lien loans and second lien loans, though we also continue to invest in select equity investments. For information regarding investment activity for the year ended June 30, 2024, see the Company’s Form 10-K for the fiscal year ended June 30, 2025.

Our gross investment activity for the years ended June 30, 2026 and June 30, 2025 are presented below:

	Years Ended June 30,
	2026	2025
Investments in portfolio companies
Investments in new portfolio companies	$138,808	$523,710
Follow-on investments in existing portfolio companies (1)	196,269	236,554
Revolver advances	42,648	36,095
PIK interest and dividends	75,872	96,239
Total investments in portfolio companies	$453,597	$892,598

Investments by portfolio composition
First Lien Debt	$365,404	$720,336
Second Lien Debt	19,378	58,036
Equity	68,815	114,226
Total investments by portfolio composition	$453,597	$892,598

Investments repaid or sold
Partial repayments (2)	$236,243	$324,046
Full repayments	267,100	605,474
Investments sold	55,849	357,637
Revolver paydowns	22,802	15,516
Total investments repaid or sold	$581,994	$1,302,673

Investments repaid or sold by portfolio composition
First Lien Debt	$470,430	$754,673
Second Lien Debt	107,679	232,540
Subordinated Structured Notes	639	315,601
Equity	3,246	(141)	(4)
Total investments repaid or sold by portfolio composition	$581,994	$1,302,673

Weighted average interest rates for new investments by portfolio composition (3)
First Lien Debt	11.30%	12.17%
Second Lien Debt	12.70%	24.00%
(1) Includes follow-on investments in existing portfolio companies and refinancings, if any.
(2) Includes partial prepayments of principal, scheduled amortization payments, and refinancings, if any.
(3) The annual weighted average interest rates for new investments by portfolio composition is calculated with the interest rate as of the respective quarter end date when the investment activity occurred. In addition, Revolving Line of Credit and Delayed Draw Term Loans are excluded from the calculation.
(4) Negative denotes reversal of receipts previously recorded as return of capital.

Key developments in the Company’s portfolio during the year ended June 30, 2026 are as follows:
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

On February 9, 2026, the PeopleConnect Holdings, Inc loan agreement was amended, extending the maturity date of First Lien Term Loan to January 22, 2028.
On May 1, 2026, the Spartan Energy Services, LLC loan agreement was amended, extending the maturity date of the First Lien Term Loans to January 26, 2030.
On May 6, 2026, the CP Energy Services, Inc. loan agreement was amended, extending the maturity date of the First Lien Term Loans to April 4, 2030.
On June 18, 2026, the Credit Central Loan Company, LLC loan agreement was amended, extending the maturity date of the First Lien Term Loan to November 30, 2029.

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
Certain derivative instruments are valued as Level 2 assets or liabilities using pricing information obtained from third-party pricing services, including IHS Markit. These valuations are based on prevailing market data as of the measurement date and are derived using models that apply well-recognized financial principles. Significant inputs to the valuation models include observable market data such as interest rate curves, forward curves, credit spreads, foreign exchange rates, volatilities, and other market-corroborated inputs. Management and the independent valuation firm evaluate the methodologies and inputs to assess whether the resulting values are representative of fair value.
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $6,342,558.
Our portfolio companies are generally lower middle-market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.
Control Company Investments
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the year ended June 30, 2026.
Belnick, LLC (d/b/a The Ubique Group)
On March 31, 2025, Prospect exercised certain rights and remedies under its loan documents to exercise voting rights in respect of the equity of Belnick and certain of its subsidiaries to, among other things, appoint new officers, all of whom are our Investment Adviser’s professionals. As a result, Prospect’s investment in Belnick is classified as a control investment.

Effective May 22, 2025, Prospect established 100% ownership of Belnick Delaware, a Consolidated Holding Company. On May 23, 2025, Belnick Delaware acquired a 100% voting interest in Belnick’s Class P Preferred units, which together with the voting rights obtained through proxy over the remaining Class A units, provides Prospect with 100% of the voting interest in Belnick as of March 31, 2026. Belnick Delaware executed a share transfer agreement for the remaining Class A units and effective December 31, 2025, owns 100% of the membership units in Belnick. Belnick is a provider of high-volume, value-oriented furniture and furnishings to a broad range of residential and commercial end markets.

The fair value of our investment in Belnick was $108,565 as of June 30, 2026, a premium of $8,808 to its amortized cost basis, compared to a fair value of $51,166 as of June 30, 2025, a discount of $37,086 to its amortized cost. The premium to amortized cost resulted from an improvement in financial performance and resolution of tariff refund receivables.

Credit Central Loan Company, LLC

Prospect owns 100% of the equity of Credit Central Delaware, a Consolidated Holding Company. Credit Central Delaware owns 99.8% of the equity of Credit Central, with entities owned by Credit Central management owning the remaining equity. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC. Credit Central is a branch-based provider of installment loans.

The fair value of our investment in Credit Central was $56,537 as of June 30, 2026, a discount of $67,606 to its amortized cost basis, compared to a fair value of $78,736 as of June 30, 2025, a discount of $42,693 to its amortized cost basis. The increase in discount to amortized cost resulted from a decline in financial performance.

Echelon Transportation, LLC
Prospect owns 100% of the membership interests of Echelon. Echelon owns 60.7% of the equity of AerLift Leasing Limited (“AerLift”). Echelon is a transportation leasing company.

The fair value of our investment in Echelon was $0 as of June 30, 2026, equal to its amortized cost, compared to a fair value of $65,653 as of June 30, 2025, a discount of $44,667 to its amortized cost. During the year ended June 30, 2026, Echelon received proceeds from AerLift for the sale of its planes and all core assets. Echelon primarily used the proceeds to fully repay our $54,739 first lien term loan at par (including accrued interest), distribute $3,247 as a return of capital on our preferred equity investment, and maintain cash-on-hand for residual operating and wind-down expenses. Following Echelon’s receipt of the final plane proceeds in the year ended June 30, 2026, we wrote-off the remaining cost basis of our equity interest and recognized a realized loss of $52,334.
First Tower Finance Company LLC
Prospect owns 100% of the equity of First Tower Delaware, a Consolidated Holding Company. First Tower Delaware owns 80.10% of the voting interest of First Tower Finance, resulting in 78.06% ownership. First Tower Finance owns 100% of First Tower, LLC, a multiline specialty finance company.
The fair value of our investment in First Tower was $960,778 as of June 30, 2026, a premium of $469,368 to its amortized cost basis, compared to a fair value of $760,518 as of June 30, 2025, a premium of $277,200 to its amortized cost basis. The increase in premium to amortized cost resulted from an improvement in financial performance, higher projected performance, and an expansion of comparable company trading multiples.
InterDent, Inc.
Prospect owns 100% of the equity of InterDent. InterDent is a dental support organization (“DSO”). InterDent provides business and administrative support services to a regionally-diversified set of dental practices so that dentists can focus on delivering high-quality clinical care and patient satisfaction.
The fair value of our investment in InterDent was $340,451 as of June 30, 2026, a discount of $89,490 to its amortized cost basis, compared to a fair value of $338,781 as of June 30, 2025, a discount of $55,244 to its amortized cost basis. The increase in discount to amortized cost resulted from increased debt in the capital structure.
MITY, Inc.
Prospect owns 100% of the equity of MITY Delaware, a Consolidated Holding Company. MITY Delaware owns 100% of the equity of MITY, Inc. MITY owns 100% of each of MITY-Lite, Inc.; Broda USA, Inc.; and Broda Enterprises ULC. MITY is a designer, manufacturer and seller of multipurpose room furniture and specialty healthcare seating products.
The fair value of our investment in MITY decreased to $82,436 as of June 30, 2026, representing a discount of $18,999 to its amortized cost basis, compared to a fair value of $94,418 as of June 30, 2025, representing a premium of $106 to its amortized cost basis. The discount to amortized cost resulted from lower projected performance and increased debt in the capital structure.
National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC was formed to hold for investment, operate, finance, lease, manage, and sell a portfolio of real estate assets and engage in any and all other activities as may be necessary, incidental or convenient to carry out the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, multi-family, self-storage, and student housing properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly owned subsidiaries, NPRC invests in online consumer loans and RSSNs. As of June 30, 2026 and June 30, 2025, we own 100% of the fully-diluted common equity of NPRC.
During the year ended June 30, 2026, we provided $47,564 of debt financing to NPRC to fund real estate capital expenditures and provide working capital.
During the year ended June 30, 2026, we received partial repayments of $73,323 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
During the year ended June 30, 2025, we provided $96,995 of debt financing to NPRC to fund real estate capital expenditures and provide working capital.
During the year ended June 30, 2025, we received partial repayments of $285,386 of our loans previously outstanding with NPRC and its wholly owned subsidiary.

As of June 30, 2026, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $896,889 and a fair value of $1,081,596, primarily related to NPRC’s real estate portfolio. The real estate portfolio was comprised of forty-four multi-family properties, two student housing properties, four senior living properties, and two commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of June 30, 2026:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Taco Bell, OK	Yukon, OK	6/4/2014	$1,719	$—
2	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
3	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	21,569
4	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	22,945
5	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	43,656
6	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	25,935
7	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	21,372
8	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	31,810
9	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	27,625
10	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	17,195
11	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	9,905
12	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,000
13	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	147,934
14	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	85,465
15	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	14,892
16	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	52,245
17	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,073
18	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	34,505
19	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	91,417
20	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	57,729
21	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	29,652
22	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	46,561
23	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,107
24	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
25	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	74,962
26	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
27	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	38,503
28	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,668
29	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	62,718
30	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
31	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	13,980
32	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	41,817
33	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	18,519
34	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
35	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,975
36	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,955
37	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,203
38	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,601
39	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	106,850
40	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	62,223
41	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
42	NPRC Twin Oaks LLC	Hattiesburg, MS	3/18/2022	44,850	37,105
43	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	29,961
44	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	24,700
45	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
46	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
47	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
48	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
49	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
50	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,403
51	NPRC Apex Holdings LLC	Cincinnati, OH	1/19/2024	34,225	27,712
52	NPRC Parkton Holdings LLC	Cincinnati, OH	1/19/2024	45,775	37,090
				$2,255,316	$1,943,307
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

The fair value of our investment in NPRC was $1,081,596 as of June 30, 2026, a premium of $184,707 from its amortized cost basis, compared to a fair value of $1,300,972 as of June 30, 2025, a premium of $378,325 to its amortized cost. The decrease in premium to amortized cost was primarily driven by a softening in cash flow projections across NPRC’s real estate portfolio, an increase in discount and terminal capitalization rates, and higher leverage within the capital structure.
Pacific World Corporation
Prospect owns 100% of the preferred equity of Pacific World Corporation, which represents a 99.99% fully-diluted ownership interest of Pacific World as of June 30, 2026. Pacific World supplies nail and beauty care products to food, drug, mass, and value retail channels worldwide.
The fair value of our investment in Pacific World was $112,412 as of June 30, 2026, a discount of $248,527 to its amortized cost compared to a fair value of $107,970 as of June 30, 2025, a discount of $228,143 to its amortized cost. The increase in discount to amortized cost resulted from increased debt in the capital structure and additional preferred equity funding provided by Prospect.
QC Holdings TopCo, LLC
On June 30, 2025, Prospect acquired a 99.55% equity interest in QC Holdings, representing a controlling beneficial interest in QC Holdings under the Investment Company Act of 1940. Prospect now holds a 95.4% equity interest in the company. QC Holdings is a consumer-focused provider of alternative financial services and credit solutions.
The fair value of our investment in QC Holdings was $100,106 as of June 30, 2026, a premium of $16,015 to its amortized cost basis, compared to a fair value of $77,286 as of June 30, 2025, equal to its amortized cost basis. The increase in premium to amortized cost resulted from an improvement in financial performance.
R-V Industries Inc.
Prospect owns 100% of the equity of R-V Holdings, a Consolidated Holding Company. R-V Holdings owns 90.28% of the fully-diluted equity of R-V, with R-V management owning the remaining 9.72% of the equity. R-V is a provider of engineering and manufacturing services to chemical, paper, pharmaceutical, and power industries.
The fair value of our investment in R-V was $98,475 as of June 30, 2026, a premium of $30,287 to its amortized cost basis, compared to a fair value of $105,577 as of June 30, 2025, a premium of $51,389 to its amortized cost basis. The decrease in premium to amortized cost was primarily driven by Prospect’s incremental investment to R-V made in connection with a dividend recapitalization.
Strategic Chemical Solutions Corp. (f/k/a USES Corp.)
Prospect owns 99.96% of the equity of Strategic Chemical Solutions Corp. as of June 30, 2026. Strategic Chemical Solutions Corp. provides industrial, environmental, and maritime services in the Gulf States region.

The fair value of our investment in Strategic Chemical Solutions Corp. was $9,375 as of June 30, 2026, a discount of $12,587 to its amortized cost basis, compared to a fair value of $14,518 as of June 30, 2025, a discount of $72,258 to its amortized cost basis. The decrease in discount is due to a realized loss recorded in the December 2025 quarter, which reduced amortized cost basis following a period of decreased performance and core asset sales.

Universal Turbine Parts, LLC

On December 10, 2018, UTP Holdings purchased all of the voting stock of Universal Turbine Parts, LLC (“UTP”) and appointed a new board of directors to UTP Holdings, consisting of three employees of the Investment Adviser. At the time UTP Holdings acquired UTP, UTP Holdings (f/k/a Harbortouch Holdings of Delaware) was a wholly-owned holding company controlled by Prospect and therefore Prospect’s investment in UTP is classified as a control investment.

The fair value of our investment in UTP was $124,259 as of June 30, 2026, a premium of $30,800 to its amortized cost basis, compared to a fair value of $102,728 as of June 30, 2025, a premium of $15,200 to its amortized cost basis. The increase in premium to amortized cost resulted from increased profitability.

Valley Electric Company, Inc.

Prospect owns 100% of the common stock of Valley Holdings I, a Consolidated Holding Company. Valley Holdings I owns 100% of Valley Holdings II, a Consolidated Holding Company. Valley Holdings II owns 94.99% of Valley Electric Company, Inc., with Valley Electric management owning the remaining 5.01% of the equity. Valley Electric owns 100% of the equity of VE Company, Inc., which owns 100% of the equity of Valley Electric Co. of Mt. Vernon, Inc. (“Valley”) and Comet Electric, Inc (“Comet”), leading providers of specialty electrical services in the states of Washington and California. Valley and Comet are amongst the top 50 electrical contractors in the United States.

The fair value of our investment in Valley Electric was $293,854 as of June 30, 2026, a premium of $197,942 to its amortized cost basis, compared to a fair value of $351,291 as of June 30, 2025, a premium of $255,379 to its amortized cost basis. The decrease in premium to amortized cost reflects a reduction in comparable company multiples and the results of the sale transaction, which closed on July 1, 2026. See Recent Developments for additional details.

Our controlled investments, including those discussed above, are valued at $276,656 above their amortized cost as of June 30, 2026.

Affiliate and Non-Control Company Investments
We hold two affiliate investments as of June 30, 2026 (Nixon, Inc. and RGIS Services, LLC, (“RGIS”)) with a total fair value of $30,447, a premium of $17,612 from their combined amortized cost, compared to a fair value of $27,057 as of June 30, 2025, representing a $15,322 premium to its amortized cost. The increase in premium to amortized cost was driven by an improvement in RGIS’ financial performance.
With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. Note that some of our non-control/non-affiliate investments have larger equity or convertible debt option positions and are therefore more susceptible to changes in value than the rest of our non-control/non-affiliate investments. As of June 30, 2026, our non-control/non-affiliate portfolio is valued at a discount to amortized cost primarily due to nine of our non-control/ non-affiliate investments, Credit.com Holdings, LLC (“Credit.com”), First Brands Group, Aventiv Technologies, LLC, STG Distribution, LLC (f/k/a Reception Purchaser, LLC), Medical Solutions Holdings, Inc., Town & Country Holdings, Inc., Rising Tide Holdings, Inc. (“West Marine”), Precisely Software Incorporated (“Precisely”), and K&N HoldCo, LLC (“K&N”), which are valued at discounts to amortized cost of $93,603, $69,279, $58,108, $48,895, $33,042, $30,098, $26,860, $25,733, and $25,363, respectively.

Excluding those non-control/non-affiliate investments discussed above, our remaining non-control/non-affiliate portfolio is valued at a premium of $143,902 to amortized cost as of June 30, 2026.
Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of June 30, 2026 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Public Notes which we issued in May 2021, September 2021, and October 2025; and Prospect Capital InterNotes® which we issue from time to time. As of June 30, 2026, our equity capital is comprised of common and preferred equity.

The following table shows our outstanding debt as of June 30, 2026:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$562,328	$14,128	$562,328	$562,328	1M SOFR +	2.05%

3.364%	2026 Notes	264,486	435	264,051	261,169	3.89%
3.437%	2028 Notes	254,749	2,743	252,006	239,729	3.97%
5.50%	2030 Notes	182,153	7,369	174,784	165,650	6.76%
Public Notes		701,388		690,841	666,548

Prospect Capital InterNotes®		614,879	7,399	607,480	588,081	6.04%
Total		$1,878,595		$1,860,649	$1,816,957
The following table shows our outstanding debt as of June 30, 2025:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$856,322	$18,842	$856,322	$856,322	1M SOFR +	2.05%

3.364%	2026 Notes	300,000	2,019	297,981	286,707	3.87%
3.437%	2028 Notes	300,000	4,537	295,463	268,671	3.93%
Public Notes		600,000		593,444	555,378

Prospect Capital InterNotes®		647,232	8,687	638,545	607,339	5.85%
Total		$2,103,554		$2,088,311	$2,019,039
The following table shows the contractual maturities by fiscal year of our Revolving Credit Facility, Public Notes and Prospect Capital InterNotes® as of June 30, 2026:

	Payments Due by Fiscal Year ending June 30,
	Total	2027	2028	2029	2030	2031	After 5 Years
Revolving Credit Facility	$562,328	$—	$—	$562,328	$—	$—	$—
Public Notes	701,388	264,486	—	254,749	—	182,153	—
Prospect Capital InterNotes®	614,879	114,422	74,853	92,954	70,093	42,520	220,037
Total Contractual Obligations	$1,878,595	$378,908	$74,853	$910,031	$70,093	$224,673	$220,037
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

Each of our Public Notes and Prospect Capital InterNotes® (collectively, our “Unsecured Notes”) are our general, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured indebtedness and will be senior in right of payment to any of our subordinated indebtedness that may be issued in the future. The Unsecured Notes are effectively subordinated to our existing secured indebtedness, such as our credit facility, and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to any existing and future liabilities and other indebtedness of any of our subsidiaries.
Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, PCF, a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective June 28, 2024, we completed an extension and upsizing of the revolving credit facility (the “Revolving Credit Facility”). The lenders have extended commitments of $2,121,500 as of June 30, 2026. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $2,250,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extended the maturity date to June 28, 2029 and the revolving period through June 28, 2028, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.
As of June 30, 2026 and June 30, 2025, we had $623,891 and $570,532, respectively, available to us for borrowing under the Revolving Credit Facility, net of $562,328 and $856,322 outstanding borrowings as of the respective balance sheet dates. See Note 4. Revolving Credit Facility within our consolidated financial statements for additional details.
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
During the year ended June 30, 2026, we repurchased $35,514 aggregate principal amount of the 3.364% 2026 Notes at a weighted average price of 96.91%, including commissions, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $1,011 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 3.364% 2026 Notes.
As of June 30, 2026 and June 30, 2025, the outstanding aggregate principal amount of the 3.364% 2026 Notes were $264,486 and $300,000, respectively.
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
During the year ended June 30, 2026, we repurchased $45,251 aggregate principal amount of the 3.437% 2028 Notes at a weighted average price of 91.66%, including commissions, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $3,526 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 3.437% 2028 Notes.
As of June 30, 2026 and June 30, 2025, the outstanding aggregate principal amount of the 3.437% 2028 Notes was $254,749 and $300,000, respectively.
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
As of June 30, 2026 and June 30, 2025, the outstanding aggregate principal amount of the 5.50% 2030 Notes were $182,153 and $0, respectively.
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
As of June 30, 2026 and June 30, 2025, the fair value of the derivative assets and derivative liabilities were $18,900 and $0, and $0 and $0, respectively.
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
Certain notes issued through the InterNotes® Offerings have been repaid and we have, from time to time, repurchased or redeemed such other notes and, therefore, as of June 30, 2026 and June 30, 2025, the aggregate principal amount of Prospect Capital InterNotes® outstanding were $614,879 and $647,232, respectively. See Note 7. Prospect Capital InterNotes® within our consolidated financial statements for additional details.
Net Asset Value Applicable to Common Stockholders
During the year ended June 30, 2026, our net asset value applicable to common shares decreased by $59,926, or $0.85 per basic weighted average common share. While our net asset value applicable to common shareholders increased $27,484 and $126,656 due to shares issued at the then-current market prices through reinvestment of dividends and conversions of preferred stock to common stock, respectively, these combined increases in total net asset value resulted in dilution of $0.41 per basic weighted average common share. Also contributing to the decrease were net realized and net change in unrealized losses of $189,914, or $0.40 per basic weighted average common share. Additionally, distributions to common and preferred stockholders of $356,340, or $0.74 per basic weighted average common share, exceeded net investment income of $326,387, or $0.68 per basic weighted average common share, resulting in a net decrease of $0.06 per basic weighted average common share. These decreases were partially offset by other comprehensive income of $5,801, or $0.01 per basic weighted average common share, attributable to gains on forward contracts designated as cash flow hedges. The following table shows the calculation of net asset value per common share as of June 30, 2026 and June 30, 2025:

	June 30, 2026	June 30, 2025
Net assets applicable to common stockholders	$2,928,846	$2,988,772
Shares of common stock issued and outstanding	512,746,556	455,902,826
Net asset value per common share	$5.71	$6.56

Results of Operations
For information regarding results of operations for the year ended June 30, 2024, see the Company's Form 10-K for the fiscal year ended June 30, 2025.

Operating results for the years ended June 30, 2026 and June 30, 2025 were as follows:

	Years Ended June 30,
	2026	2025
Investment income	$639,454	$719,436
Total operating expenses	330,192	380,596
Reimbursement of administration expenses	(17,125)	—
Total net operating expenses	313,067	380,596
Net investment income	326,387	338,840
Net realized gains (losses) from investments	(223,719)	(518,682)
Net change in unrealized gains (losses) from investments	47,174	(291,054)
Net realized gains (losses) on extinguishment of debt	4,219	972
Net realized gains (losses) from derivative instruments and foreign currency transactions	(1,042)	—
Net change in unrealized gains (losses) from derivative instruments and foreign currency transactions	643	—
Net increase (decrease) in net assets resulting from operations	153,662	(469,924)
Preferred stock dividend	(106,645)	(106,822)
Net gain (loss) on redemptions of preferred stock	(9,592)	(1,937)
Gain (loss) on Accretion to Redemption Value of Preferred Stock	(7,597)	(15,079)
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stockholders	$29,828	$(593,762)

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
The following table describes the various components of investment income and the related levels of debt investments:

	Years Ended June 30,
	2026	2025
Interest income	$581,932	$671,109
Dividend income	46,967	19,378
Other income	10,555	28,949
Total investment income	$639,454	$719,436

Average debt principal of performing interest bearing investments(1)	$4,897,025	$5,524,103
Weighted average interest rate earned on performing interest bearing investments(1)	11.88%	11.89%
Average debt principal of all interest bearing investments(2)	$5,702,280	$6,115,722
Weighted average interest rate earned on all interest bearing investments(2)	10.21%	10.74%
(1) Excludes equity investments, Subordinated Structured Notes and non-accrual loans.
(2) Excludes equity investments and Subordinated Structured Notes.
The weighted average interest rate earned on performing interest bearing assets remained relatively flat at 11.88% for the year ended June 30, 2026 from 11.89% for the year ended June 30, 2025. The weighted average interest rate earned on all interest bearing investments decreased to 10.21% for the year ended June 30, 2026 from 10.74% for the year ended June 30, 2025. The decrease is due to an increase in foregone interest due to non-accrual investments.

Investment income is also generated from dividends and other income which is less predictable than interest income. The following table describes dividend income earned for the years ended June 30, 2026 and June 30, 2025, respectively:

	Years Ended June 30,
	2026	2025
Dividend income
R-V Industries, Inc.	$13,288	$8,774
Valley Electric Company, Inc.	10,924	—
Universal Turbine Parts, LLC	6,179	—
Shoes West, LLC (d/b/a Taos Footwear)	4,075	—
The RK Logistics Group, Inc.	2,534	—
NMMB, Inc.	2,112	—
RGIS Services, LLC	1,612	681
Other transactions	6,243	9,923
Total dividend income	$46,967	$19,378

Other income is comprised of structuring fees, advisory fees, amendment fees, royalty interests, receipts for residual net profit and revenue interests, administrative agent fees and other miscellaneous and sundry cash receipts. The following table describes other income earned for the years ended June 30, 2026 and June 30, 2025, respectively:

	For the Years Ended June 30,
	2026	2025
Structuring and amendment fees
Help/Systems Holdings, Inc.	$1,313	$—
Eyefive, LLC (d/b/d Shipoffers)	1,040	—
QC Holdings, LLC	—	2,319
PeopleConnect Holdings, Inc	974	531
USG Intermediate, LLC	978	1,922
Druid City Infusion, LLC	191	1,379
Shoes West, LLC (d/b/a Taos Footwear)	—	1,648
Verify Diagnostics LCC	—	1,146
Other transactions	4,504	3,403
Total structuring and amendment fees	$9,000	$12,348
Royalty, net profit and revenue interests
National Property REIT Corp.	$—	$14,825
Other transactions	668	1,013
Total royalty and net revenue interests	$668	$15,838
Administrative agent fees
Other transactions	$887	$763
Total administrative agent fees	$887	$763
Total other income	$10,555	$28,949
Other income for the year ended June 30, 2026 decreased by $18,394 compared to the year ended June 30, 2025 primarily due to a $14,825 decrease in royalty and net revenue interests from our investment in National Property REIT Corp. (“NPRC”) and a $3,348 decrease in structuring and amendment fees.
Income recognized from dividend income, prepayment premium from early repayments, structuring fees and amendment fees related to specific loan positions and royalty, net profit and revenue interests are considered to be non-recurring income. For the years ended June 30, 2026 and June 30, 2025, we recognized $57,242 and $49,858 of non-recurring income, respectively. The $7,384 increase in nonrecurring income during the year ended June 30, 2026 is primarily due to a $27,589 increase in dividend income, partially offset by a $15,170 decrease in royalty and net revenue interests, a $3,348 decrease in structuring and amendment fees and a $1,687 decrease in prepayment premium.

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
The following table describes the various components of our operating expenses:

	Years Ended June 30,
	2026	2025
Base management fee	$130,934	$145,756
Income incentive fee	26,508	40,772
Interest and credit facility expenses	129,885	148,275
Allocation of overhead from Prospect Administration	22,095	22,257
Audit, compliance and tax related fees	1,701	4,137
Directors’ fees	600	600
Other general and administrative expenses	18,469	18,799
Total operating expenses	$330,192	$380,596
Reimbursement of administration expenses	$(17,125)	$—
Total net operating expenses	$313,067	$380,596
Total gross and net base management fee was $130,934 and $145,756 for the years ended June 30, 2026 and 2025, respectively. The decrease in total gross base management fee is directly related to a decrease in average total assets.
For the years ended June 30, 2026 and 2025, we incurred $26,508 and $40,772 of income incentive fees, respectively. This decrease was driven by a corresponding decrease in pre-incentive fee net investment income (net of preferred stock dividends) to $246,250 from $272,790 for the years ended June 30, 2026 and 2025, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the years ended June 30, 2026 and 2025, we incurred $129,885 and $148,275, respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years:

	Years Ended June 30,
	2026	2025
Interest on borrowings	$109,656	$127,171
Amortization of deferred financing costs	8,736	8,530
Accretion of discount on unsecured debt	1,923	2,937
Facility commitment fees	9,570	9,637
Total interest and credit facility expenses	$129,885	$148,275

Average principal debt outstanding	$2,112,487	$2,448,302
Annualized weighted average stated interest rate on borrowings(1)	5.20%	5.19%
Annualized weighted average interest rate on borrowings(2)	6.15%	6.06%
(1)Includes only the stated interest expense.
(2)Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Convertible and Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.

Interest expense was $109,656 and $127,171 for the years ended June 30, 2026 and 2025, respectively. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) was 5.20% and 5.19% for the years ended June 30, 2026 and 2025, respectively. The stable rate was primarily due to a mixture of events with offsetting effects. Increasing effects came primarily from the extinguishment of the Original 2026 Notes, which carried a below average stated rate, an increase to both the average outstanding balance and the stated interest rate on the Prospect Capital InterNotes®, and the issuance of the 5.50% 2030 Notes. These increases were substantially offset by a decrease in the weighted average stated interest rate on the Revolving Credit Facility, driven by a decrease in SOFR rates across a stable average drawn balance, and by the maturity of the Convertible Notes, which carried an above average stated rate.
The weighted average interest rate on borrowings was 6.15% and 6.06% for the years ended June 30, 2026 and 2025, respectively. The increase was primarily due to the extinguishment of the Original 2026 Notes, which carried a comparatively lower all‑in rate during the prior‑year period, an increase in the all‑in rate on the Prospect Capital InterNotes®, and the issuance of the 5.50% 2030 Notes. The increase was partially offset by a decrease in the all‑in rate on the Revolving Credit Facility and the maturity of the Convertible Notes.
In December 2025, Prospect Administration finalized a litigation settlement related to a portfolio company owned by the Company that provided $20,500 in proceeds to Prospect Administration. As of June 30, 2026, Prospect Administration sent $2,369 of the proceeds to the Company for reimbursement of external legal fees previously incurred by us related to the litigation, which is recorded within the reimbursement of administrative expenses presented in the Consolidated Statement of Operations for the year ended June 30, 2026. From the remaining proceeds, $3,375 was sent to the portfolio company involved in the litigation settlement, $14,756 was used to offset the below allocations of overhead expense from Prospect Administration to the Company during the year ended June 30, 2026.
The gross allocation of overhead expense from Prospect Administration was $22,095 and $22,257 for the years ended June 30, 2026 and June 30, 2025, respectively. The $17,125 in litigation settlement proceeds discussed above was recorded in the year ended June 30, 2026 to offset this allocation of overhead expense and is presented as a reimbursement of administrative expenses to arrive at the total net operating expenses reported in the Consolidated Statement of Operations.
Prospect Administration received estimated payments of $1,534 and $2,615 directly from our portfolio companies for legal, tax, and other administrative services during the years ended June 30, 2026 and 2025, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments during the years ended June 30, 2026 and June 30, 2025, Prospect Administration’s charges for its administrative services during the respective periods would have increased by this amount.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration, net of any expense reimbursements, were $20,770 and $23,536 for the years ended June 30, 2026 and June 30, 2025, respectively. The decrease was primarily attributable to the decrease in legal, audit, compliance and tax related fees, offset by an increase in other general and administrative expenses.

Net Realized Gains (Losses)
The following table details net realized gains (losses) from investments for the years ended June 30, 2026 and June 30, 2025:

	Years Ended June 30,
Portfolio Company	2026	2025
NMMB, Inc.	$2,108	$6,366
Global Tel*Link Corporation (d./b/a ViaPath Technologies)	473	—
Engine Group, Inc	27
Other transactions, net	14	671
Research Now Group, LLC and Dynata, LLC (1)	2	(48,118)
Wellful, Inc.	—	(3,750)
STG Distribution, LLC (f/k/a Reception Purchaser, LLC)	—	(5,511)
Strategic Materials Holding Corp.	—	2
Wellpath Holdings, Inc.	—	(33,750)
Easy Gardener Products, Inc.	—	(2,000)
Structured Subordinated Notes, net (3)	(4,936)	(432,592)
Redstone Holdco 2 LP (4)	(29,124)	—
Echelon Transportation, LLC (2)	(52,334)	—
USES Corp.(2)	(66,219)	—
United Sporting Companies, Inc. (2)	(73,730)	—
Net realized gains (losses) from investments	$(223,719)	$(518,682)
(1)Our Research Now Group, LLC and Dynata, LLC Second Lien Term Loan was restructured to 100,000 shares of Common Stock of New Insight Holdings, Inc. and 285,714 Warrants (to purchase shares of Common Stock of New Insight Holdings, Inc.) during the year ended June 2025. A portion of the cost basis exchanged was written-off for tax purposes and we recorded a realized loss of $48,118 to our investment in Research Now Group, LLC and Dynata, LLC.
(2)See endnote 1 of Change in Unrealized Gains (Losses) for the year ended June 30, 2026 below.
(3)During fiscal year 2025, the Company elected to exit its exposure to SSN investments. As a result, the Company ceased new originations in that asset class and initiated a full wind‑down of the portfolio. For the year ended June 30, 2025, the Company recognized realized losses of $432,592 and a change in unrealized gain of $89,170.
(4)See endnote 2 of Change in Unrealized Gains (Losses) for the year ended June 30, 2026 below.

Net Realized Gain/Loss from Extinguishment of Debt
During the years ended June 30, 2026 and June 30, 2025, we recorded a net realized gain from extinguishment of debt of $4,219 and net realized gain from extinguishment of debt of $972, respectively. Refer to Capitalization for additional discussion.
Net Realized Gain/Loss from Redemptions of Preferred Stock
During the year ended June 30, 2026, we recorded a net realized loss of $7,597 from the accretion to redemption value of redeemable securities. During the year ended June 30, 2025, we recorded a net realized loss of $15,079 from the accretion to redemption value of redeemable securities.
During the year ended June 30, 2026, we recorded a net realized loss of $9,811 from the conversions of preferred stock to common, and a gain of $220 from the redemptions of preferred stock to cash, resulting in a net realized loss of $9,592. During the year ended June 30, 2025 we recorded a net realized loss of $2,023 from the conversions of preferred stock to common, and a gain of $86 from the redemptions of preferred stock to cash, resulting in a net realized loss of $1,937. Refer to Financial Condition, Liquidity, and Capital Resources for additional discussion.

Net Realized Gain/Loss from Derivative Instruments and Foreign Currency Transactions
During the year ended June 30, 2026, we recorded a net realized loss of $1,042 from derivative instruments and foreign currency transactions. During the year ended June 30, 2025, there were no realized gains or losses from derivative instruments and foreign currency transactions.
Change in Unrealized Gains (Losses)
The following table details net change in unrealized gains (losses) for our portfolio for the years ended June 30, 2026 and June 30, 2025, respectively:

	Years Ended June 30,
	2026	2025
Control investments	$(3,466)	$(300,131)
Affiliate investments	2,291	8,847
Non-control/non-affiliate investments	48,349	230
Net change in unrealized gains (losses)	$47,174	$(291,054)

The following table reflects net change in unrealized gains (losses) on investments for the year ended June 30, 2026:

Net Change in Unrealized Gains (Losses)
First Tower Finance Company LLC	$192,168
United Sporting Companies, Inc. (1)	72,477
Strategic Chemical Solutions Corp. (f/k/a USES Corp.) (1)	59,671
Belnick, LLC (d/b/a The Ubique Group)	45,894
Echelon Transportation, LLC (1)	44,667
Shoes West, LLC (d/b/a Taos Footwear)	24,430
Town & Country Holdings, Inc.	23,459
New WPCC Parent, LLC	22,172
Recovery Solutions Parent, LLC	21,195
Redstone Holdco 2 LP (2)	20,141
QC Holdings TopCo, LLC	16,015
Universal Turbine Parts, LLC	15,600
Verify Diagnostics LLC	12,605
The RK Logistics Group, Inc.	9,634
Druid City Infusion, LLC	7,665
NMMB, Inc.	7,597
Other investments, net	(535)
Nationwide Loan Company LLC	(6,097)
Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	(6,254)
Medical Solutions Holdings, Inc.	(7,217)
Barracuda Parent, LLC	(9,134)
MITY, Inc.	(19,105)
Pacific World Corporation	(20,384)
R-V Industries, Inc.	(21,102)
Precisely Software Incorporated	(21,505)
Credit Central Loan Company, LLC	(24,913)
STG Distribution, LLC	(28,498)
Credit.com Holdings, LLC	(32,677)
InterDent, Inc.	(34,246)
Valley Electric Company, Inc.	(57,437)
First Brands Group	(65,495)
National Property REIT Corp.	(193,617)
Net change in unrealized gains (losses)	$47,174
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

Net Change in Unrealized Gain/Loss from Derivative Instruments and Foreign Currency Transactions

During the year ended June 30, 2026, we recorded a net change in unrealized gain of $643 from derivative instruments and foreign currency transactions. During the year ended June 30, 2025, there were no net changes in unrealized gains or losses from derivative instruments and foreign currency transactions.

Financial Condition, Liquidity and Capital Resources
For the years ended June 30, 2026 and June 30, 2025, our operating activities provided $516,306 and provided $523,171 of cash, respectively. The $6,865 decrease is primarily driven by a $474,386 decrease in repayments and sales of investments and a $48,955 decrease in net reductions to Subordinated Structured Notes and related investment costs, offset partially by a $420,021 decrease in payments for purchases of investments and a $65,992 decrease in due from broker for the year ended June 30, 2026 compared to the year ended June 30, 2025. There were no investing activities for the year ended June 30, 2026 and June 30, 2025. Financing activities used $523,598 and used $558,255 of cash during the years ended June 30, 2026 and June 30, 2025, respectively, which included dividend payments and distributions to common and preferred stockholders of $335,548 and $332,392, respectively. The $34,657 decrease in cash used by financing activities is primarily driven by a $423,849 decrease in redemptions and repurchases of Unsecured Notes, and a $42,659 increase in issuances of Unsecured Notes. These increases were partially offset by a $355,520 decrease in net borrowings under the Revolving Credit facility, and a $70,864 decrease in net proceeds from issuances of preferred stock, for the year ended June 30, 2026 compared to the year ended June 30, 2025.

Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, to repay outstanding borrowings and to make cash distributions to our stockholders.

Our primary sources of funds have historically been issuances of debt and common equity, and beginning with our year ended June 30, 2021, issuances of preferred equity. We have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the year ended June 30, 2026, we borrowed $1,217,999 and we made repayments totaling $1,511,993 under the Revolving Credit Facility. As of June 30, 2026, our outstanding balance on the Revolving Credit Facility was $562,328. As of June 30, 2026, we had, net of unamortized discount and debt issuance costs, $690,841 outstanding on the Public Notes and $607,480 outstanding on the Prospect Capital InterNotes® (See “Capitalization” above).
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 3.00%. As of June 30, 2026 and June 30, 2025, we had $64,611 and $40,707, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies, of which $52,446 and $15,900 are considered at the Company’s sole discretion. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of June 30, 2026 and June 30, 2025, as they were all floating rate instruments that repriced frequently.
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
On October 30, 2020, and as amended on February 18, 2022, October 7, 2022, and February 10, 2023, we entered into a Dealer Manager Agreement with InspereX LLC, pursuant to which InspereX LLC has agreed to serve as the Company’s agent and dealer manager for the Company’s offering of up to 10,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock will initially be issued in multiple series, including the 5.50% Series AA1 Preferred Stock (the “Series AA1 Preferred Stock”), the 5.50% Series MM1 Preferred Stock (the “Series MM1 Preferred Stock”), the 6.50% Series AA2 Preferred Stock (the “Series AA2 Preferred Stock”), and the 6.50% Series MM2 Preferred Stock (the “Series MM2 Preferred Stock” and together with the Series M1 Preferred Stock, the Series M2 Preferred Stock, the Series M3 Preferred Stock, and the Series MM1 Preferred Stock, the “Series M Preferred Stock” and the Series MM2 Preferred Stock, together with the Series AA2 Preferred Stock, the Series A3 Preferred Stock and the Series M3 Preferred Stock, the “6.50% Preferred Stock”); however as disclosed in the Supplement No. 2 dated September 6, 2024 to the Prospectus Supplement dated February 10, 2023, the Company is no longer offering the Series AA1 Preferred Stock, the Series MM1 Preferred Stock, the Series AA2 Preferred Stock and the Series MM2 Preferred Stock. On October 30, 2020, February 17, 2022, and October 11, 2022, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 80,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as convertible preferred stock. On May 6, 2026, we filed Articles Supplementary with the SDAT, reclassifying and designating 80,000,000 authorized but unissued shares of Series AA1 Preferred Stock, Series MM1 Preferred Stock, Series AA2 Preferred Stock and Series MM2 Preferred Stock as additional shares of common stock. As a result of such reclassification and designation, we no longer have any authorized shares of Series AA1 Preferred Stock, Series MM1 Preferred Stock, Series AA2 Preferred Stock or Series MM2 Preferred Stock.
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
On May 8, 2026, we entered into an equity distribution agreement by and among us, Prospect Capital Management L.P., Prospect Administration LLC, and A.G.P. / Alliance Global Partners (“AGP”), with AGP as sales agent, relating to the offer and sale, by means of an at-the-market (“ATM”) offering, of up to 16,000,000 shares, or $400,000 in aggregate liquidation preference, of our Series A Preferred Stock (the “Series A Preferred Stock ATM Program”). In connection with such offering, on May 8, 2026, we filed Articles Supplementary with SDAT, reclassifying and designating 16,000,000 shares of the Company’s authorized and unissued shares of common stock into additional shares of Series A Preferred Stock. During the year ended June 30, 2026, we issued and sold $1,642 aggregate liquidation preference of the Series A Preferred Stock under the Series A Preferred Stock ATM Program, for net proceeds of $1,098, after commissions, discounts, and offering costs. As of June 30, 2026, there were 5,316,849 shares, or $132,921 aggregate liquidation preference, of the Series A Preferred Stock outstanding.
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
We may from time to time seek to purchase and cancel our outstanding preferred stock through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. The amounts involved may be material. Any such purchases or exchanges of preferred stock would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. On June 16, 2022, our Board of Directors authorized the repurchase of up to 1.5 million shares our Series A Preferred Stock and further on October 11, 2023, authorized any and all outstanding Series A Preferred Stock to be repurchased. The manner, price, volume and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules.
Each share of preferred stock converted into shares of common stock, redeemed, exchanged or acquired by the Company is canceled and retired and is not reissued, and is returned to the status of authorized but unissued common stock.
During the years ended June 30, 2026 and June 30, 2025, we did not repurchase shares of Series A Preferred Stock.
During the year ended June 30, 2026, we exchanged an aggregate of 44,894 Series M1 Preferred Stock for an aggregate of 44,894 newly-issued Series M5 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act. During the year ended June 30, 2026, we exchanged an aggregate of 59,132 Series M3 Preferred Stock for an aggregate of 59,132 newly-issued Series M5 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act.
During the year ended June 30, 2025, we exchanged an aggregate of 195,938 Series M1 Preferred Stock for an aggregate of 10,842, 142,054, and 43,040 newly-issued Series M3 Preferred Stock, Series M4 Preferred Stock, and Series M5 Preferred Stock respectively, pursuant to Section 3(a)(9) of the Securities Act. During the year ended June 30, 2025, we exchanged an aggregate of 294,040 Series M3 Preferred Stock for an aggregate of 266,878 and 27,160 newly-issued Series M4 Preferred Stock and newly-issued Series M5 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act.
The Series M3 Preferred Stock, Series M4 Preferred Stock, and Series M5 Preferred Stock issued in the exchanges were issued in each case to an existing security holder of the Company exclusively in exchange for such holder’s securities. No commission or other remuneration was paid or given for soliciting the exchange. Stockholders who exchange Series M1 Preferred Stock for Series M3 Preferred Stock, Series M4 Preferred Stock or Series M5 Preferred Stock or Series M3 Preferred Stock for Series M4 Preferred Stock or Series M5 Preferred Stock will receive unpaid dividends on their Series M1 Preferred Stock or Series M3 Preferred Stock accrued to, but not including, the Exchange Exercise Date, plus any fractional amount of a Series M1 Preferred Stock or Series M3 Preferred Stock exchanged multiplied by $25.00 in cash. Upon settlement, the carrying amount (including any premiums or discounts and a proportional amount of any issuance costs) of the Series M1 Preferred Stock or Series M3 Preferred Stock are reclassified to Series M3 Preferred Stock, Series M4 Preferred Stock, or Series M5 Preferred Stock, respectively, with no gain or loss recognized.
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
For so long as the Series A Preferred Stock, the Floating Rate Preferred Stock, or 7.50% Preferred Stock are outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, if dividends on the Preferred Stock have accumulated and been unpaid for a period of two years, a possibility of redemption outside of the Company’s control exists and, in accordance with ASC 480, we have presented our 5.50% Preferred Stock, 6.50% Preferred Stock, and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of June 30, 2026 and June 30, 2025.
The Floating Rate Preferred Stock and 7.50% Preferred Stock are redeemable at the election of the holder at any time; therefore, is probable of redemption outside of the Company’s control. As a result, the Floating Rate Preferred Stock and 7.50% Preferred Stock are classified within temporary equity on our Consolidated Statement of Assets and Liabilities as of June 30, 2026 and are accreted to redemption value upon issuance. Accretion to redemption value is treated as an adjustment to net increase (decrease) in net assets resulting from operations applicable to common stockholders on our Consolidated Statement of Operations.
We determined the estimated value as of June 30, 2026 of our 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock, and 7.50% Preferred Stock was a $25.00 stated value per share. We engaged a third-party valuation service to assist in our determination based on the calculation resulting from the total equity on our Consolidated Statements of Assets and Liabilities in our Annual Report on Form 10-K for the year ended June 30, 2026 (the “Form 10-K”), which was prepared in accordance with U.S. generally accepted accounting principles in the United States of America, adjusted for the fair value of our investments (i.e. from our Consolidated Schedule of Investments) and total liabilities, divided by the number of shares of our Preferred Stock outstanding. Based on this methodology and because the result from the calculation above is greater than the $25.00 per share stated value of our 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock, and 7.50% Preferred Stock, the estimated value of our 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock, and 7.50% Preferred Stock as of June 30, 2026 is $25.00 per share.
Common Stock
Our common stockholders’ equity accounts as of June 30, 2026 and June 30, 2025 reflect cumulative shares issued, net of shares previously repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemptions Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
We did not repurchase any shares of our common stock under the Repurchase Program for the years ended June 30, 2026 and June 30, 2025. As of June 30, 2026, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
On July 7, 2026, at a special meeting of stockholders, our stockholders authorized us to sell shares of our common stock (during the next 12 months) at a price or prices below our net asset value per share at the time of sale in one or more offerings, subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of its outstanding common stock immediately prior to such sale).
As of June 30, 2026, we have reserved 612,825,656 shares of our common stock for issuance upon conversion of the 5.50% Preferred Stock and the 6.50% Preferred Stock and 89,165,178 shares of our common stock for issuance to common stock holders pursuant to our common stock dividend reinvestment and direct stock purchase plan.

Recent Developments
On August 20, 2026, we announced the declaration of monthly dividends for our for 7.50% Preferred Stock holders of record on the following dates based on an annual dividend rate equal to 7.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in November as a result), as follows:

Monthly Cash 7.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
September 2026	9/21/2026	10/1/2026	$0.156250
October 2026	10/21/2026	11/2/2026	$0.156250
November 2026	11/18/2026	12/1/2026	$0.156250
On August 20, 2026, we announced the declaration of monthly dividends for our Floating Rate Preferred Stock for holders of record on the following dates based on an annualized rate equal to 6.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in November as a result), authorized on August 19, 2026, as follows:

Monthly Cash Floating Rate Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
September 2026	9/21/2026	10/1/2026	$0.135417
October 2026	10/21/2026	11/2/2026	$0.135417
November 2026	11/18/2026	12/1/2026	$0.135417
On August 20, 2026, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual dividend rate equal to 5.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in November as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
September 2026	9/21/2026	10/1/2026	$0.114583
October 2026	10/21/2026	11/2/2026	$0.114583
November 2026	11/18/2026	12/1/2026	$0.114583
On August 20, 2026, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual dividend rate equal to 6.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in November as a result), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
September 2026	9/21/2026	10/1/2026	$0.135417
October 2026	10/21/2026	11/2/2026	$0.135417
November 2026	11/18/2026	12/1/2026	$0.135417

On August 20, 2026, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual dividend rate equal to 5.35% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in November as a result), as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
August 2026 - October 2026	10/21/2026	11/2/2026	$0.334375
On August 20, 2026, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Stockholder Distribution	Record Date	Payment Date	Amount ($ per share)
September 2026	9/28/2026	10/21/2026	$0.0350
October 2026	10/28/2026	11/18/2026	$0.0350

Monthly Cash Common Stockholder Distribution	Record Date	Payment Date	Amount ($ per share)
September 2026	9/28/2026	10/21/2026	$0.0350
October 2026	10/28/2026	11/18/2026	$0.0350
On July 1, 2026, we sold our 94.99% equity interests in Valley Electric for total consideration of $280,779, including fees and escrowed amounts. The consideration includes repayment in full of the $10,452 First Lien Term Loan, $34,777 First Lien Term B, and $38,630 First Lien Term Loan receivable to us, together with $35 of accrued interest and a $2,516 prepayment premium for early repayment, as well as a $9,840 advisory fee for the transaction. We received $143,874 of cash at closing and recorded a realized gain of $131,821 on the sale of our equity position in Valley Electric. In addition, there is $40,655 being held in escrow and additional future earn-out potential that will be recognized as additional realized gain if and when it is received.

On August 19, 2026, the Company filed an amendment to its charter (the “Articles of Amendment”) with the SDAT to increase the Company’s authorized shares of stock from 2,000,000,000 shares of stock to 4,000,000,000 shares of stock. The foregoing description of the Articles of Amendment is only a summary and is qualified in its entirety by reference to the full text of the Articles of Amendment, a copy of which is filed as Exhibit 3.21 to this Annual Report on Form 10-K.

On August 19, 2026, the Board of Directors of the Company amended and restated the bylaws of the Company (the “Amended and Restated Bylaws”) to change the voting standard for uncontested director elections from absolute majority to majority of the votes cast. The foregoing description of the Amended and Restated Bylaws is only a summary and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.2 to this Annual Report on Form 10-K.

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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. All of our investments carried at fair value are classified as Level 2 or Level 3 as of June 30, 2026 and June 30, 2025, with a significant portion of our investments classified as Level 3.
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
Certain derivative instruments are valued using pricing information obtained from third-party pricing services, including IHS Markit. These valuations are based on prevailing market data as of the measurement date and are derived using models that apply well-recognized financial principles. Significant inputs to the valuation models include observable market data such as interest rate curves, forward curves, credit spreads, foreign exchange rates, volatilities, and other market-corroborated inputs. Management and the independent valuation firm evaluate the methodologies and inputs to assess whether the resulting values are representative of fair value.

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
As of June 30, 2026, $2,969,844, $3,304,228, $35,496, $19,493, and $12,264 of our total investments were valued using the discounted cash flow, enterprise value waterfall, option pricing model, asset recovery analysis, and deficiency claims analysis, respectively, compared to $3,623,701, $2,909,659, $27,014, $24,577, and $6,500, respectively, as of June 30, 2025.
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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the SOFR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a SOFR floor. Our loans typically have durations of one, three or six months after which they reset to current market interest rates. As of June 30, 2026, 75.96% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility that is based on floating SOFR rates. Interest on borrowings under the revolving credit facility is one-month SOFR plus 205 basis points with no minimum SOFR floor and there is $562,328 outstanding as of June 30, 2026. Dividends for the Floating Rate Preferred Stock are equal to one-month Term SOFR (which will reset upon each dividend declaration by the Board of Directors) plus 2.00%, subject to a minimum and maximum annualized dividend rate of 6.50% and 8.00%, respectively. There are 8,784,030 shares of the Floating Rate Preferred Stock outstanding as of June 30, 2026. See Note 9. Equity Offerings, Offering Expenses, and Distributions for further discussion on our Floating Rate Preferred Stock. The Public Notes, Prospect Capital InterNotes® and remaining Preferred Stock bear interest at fixed rates.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in Subordinated Structured Notes) to our loan portfolio and outstanding debt as of June 30, 2026, assuming no changes in our investment and borrowing structure:

Basis Point Change (in thousands)	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income(1)
Up 300 basis points	$89,814	$16,870	$72,944
Up 200 basis points	59,790	11,247	48,543
Up 100 basis points	30,370	5,623	24,747
Down 100 basis points	(26,008)	(5,623)	(20,385)
Down 200 basis points	(46,336)	(11,247)	(35,089)
Down 300 basis points	(61,867)	(16,870)	(44,997)
(1) Excludes the impact of income incentive fee and does not reflect dividends paid on preferred stock, including the preferred stock that pay dividends based on a floating rate, since those dividends do not reduce net investment income on our Consolidated Statement of Operations. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees..
As of June 30, 2026, the one and three month SOFR were 3.65% and 3.73%, respectively.
We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the year ended June 30, 2026, we did not engage in hedging activities.
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

To manage this exposure, we entered into foreign currency forward exchange contracts. We have designated a series of the forward contracts as cash flow hedges of our forecasted interest payments and one forward contract as a fair value hedge of the foreign currency risk associated with the aggregate principal due on the 5.50% 2030 Notes. These derivatives are entered into for risk management purposes and not for trading. As of June 30, 2026, the potential loss in fair value of foreign currency forward contracts resulting from a 3% weakening of the Israeli Shekel relative to the U.S. Dollar would be approximately $6,473. This change would be substantially offset by a corresponding change in the U.S. Dollar value of the principal and interest obligations under the 5.50% 2030 Notes upon remeasurement at the spot rate in effect at the balance sheet date.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Prospect Capital Corporation
Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Prospect Capital Corporation (the "Company"), including the consolidated schedules of investments, as of June 30, 2026 and 2025, the related consolidated statements of operations, other comprehensive income, cash flows, changes in net assets and temporary equity, and the financial highlights for each of the three years in the period ended June 30, 2026, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations, changes in net assets and temporary equity, cash flows, and the financial highlights for each of the three years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 20, 2026 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of June 30, 2026 and 2025, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

We identified the valuation of Level 3 investments as a critical audit matter given the significant judgments made by the Company to estimate the fair value. This required a high degree of auditor judgment and extensive audit effort, including the need to involve fair value specialists who possess significant valuation experience, to evaluate the appropriateness of the valuation methodologies and the significant unobservable inputs used by the Company in the determination of fair value.

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

New York, New York

August 20, 2026

We have served as the Company’s auditor since 2023.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	June 30, 2026	June 30, 2025

Assets
Investments at fair value:
Control investments (amortized cost of $3,367,618 and $3,416,244, respectively)(Note 14)	$3,644,274	$3,696,367
Affiliate investments (amortized cost of $12,835 and $11,735, respectively)	30,447	27,057
Non-control/non-affiliate investments (amortized cost of $2,934,916 and $3,265,522, respectively)	2,667,837	2,950,092
Total investments at fair value (amortized cost of $6,315,369 and $6,693,501, respectively)(Note 3)	6,342,558	6,673,516
Cash and cash equivalents (restricted cash of $2,812 and $4,282, respectively)	43,572	50,788
Receivables for:
Interest, net	17,350	25,144
Other	9,228	1,642
Derivative Assets, at fair value (Note 6)	18,900	—
Deferred financing costs on Revolving Credit Facility (Note 4)	14,128	18,842
Prepaid expenses	1,419	1,488
Due from Prospect Administration, net (Note 13)	1,351	—
Due from Affiliate (Note 13)	61	125
Due from broker	60	33,393
Total Assets	6,448,627	6,804,938
Liabilities
Public Notes (less unamortized discount and debt issuance costs of $10,547 and $6,556, respectively) (Notes 6 and 8)	690,841	593,444
Prospect Capital InterNotes® (less unamortized debt issuance costs of $7,399 and $8,687, respectively) (Notes 7 and 8)	607,480	638,545
Revolving Credit Facility (Notes 4 and 8)	562,328	856,322
Due to Prospect Capital Management (Note 13)	38,946	41,757
Dividends payable	18,252	28,836
Interest payable	13,968	15,116
Due to broker	9,156	5,639
Accrued expenses	3,675	3,490
Due to Prospect Administration (Note 13)	—	2,602
Other liabilities	685	515
Total Liabilities	1,945,331	2,186,266
Commitments and Contingencies (Note 3 and Note 15)
Preferred Stock, par value $0.001 per share (766,678,529 and 836,490,792 shares of preferred stock authorized; 68,468,200 and 70,915,937 issued and outstanding, respectively) (Note 9)	1,574,450	1,629,900
Net Assets Applicable to Common Shares	$2,928,846	$2,988,772
Components of Net Assets Applicable to Common Stock and Net Assets, respectively
Common stock, par value $0.001 per share (1,233,321,471 and 1,163,509,208 common shares authorized; 512,746,556 and 455,902,826 issued and outstanding, respectively) (Note 9)	513	456
Paid-in capital in excess of par (Note 9 and 12)	4,310,026	4,182,453
Accumulated other comprehensive income (loss)	5,801	—
Distributions in excess of earnings (Note 12)	(1,387,494)	(1,194,137)
Net Assets Applicable to Common Shares	$2,928,846	$2,988,772
Net Asset Value Per Common Share (Note 16)	$5.71	$6.56
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(in thousands, except share and per share data)

	Year Ended June 30,
	2026	2025	2024
Investment Income
Interest income (excluding payment-in-kind (“PIK”) interest income):
Control investments	$230,683	$226,077	$183,343
Non-control/non-affiliate investments	285,157	340,762	410,219
Structured credit securities	—	14,017	35,722
Total interest income (excluding PIK interest income)	515,840	580,856	629,284
PIK interest income:
Control investments	50,226	55,230	97,194
Non-control/non-affiliate investments	15,866	35,023	43,834
Total PIK Interest Income	66,092	90,253	141,028
Total interest income (Note 2)	581,932	671,109	770,312
Dividend income:
Control investments	32,503	8,774	737
Affiliate investments	1,612	681	2,291
Non-control/non-affiliate investments	12,852	9,923	8,925
Total dividend income	46,967	19,378	11,953
Other income:
Control investments	1,659	18,957	68,735
Non-control/non-affiliate investments	8,896	9,992	10,662
Total other income (Note 10)	10,555	28,949	79,397
Total Investment Income	639,454	719,436	861,662
Operating Expenses
Base management fee (Note 13)	130,934	145,756	157,001
Income incentive fee (Note 13)	26,508	40,772	80,548
Interest and credit facility expenses	129,885	148,275	160,246
Allocation of overhead from Prospect Administration (Note 13)	22,095	22,257	25,781
Audit, compliance and tax related fees	1,701	4,137	3,717
Directors’ fees	600	600	570
Other general and administrative expenses	18,469	18,799	13,963
Total Operating Expenses	330,192	380,596	441,826
Reimbursement of Administration Expenses (Note 13)	(17,125)	—	—
Total Net Operating Expenses	313,067	380,596	441,826
Net Investment Income	326,387	338,840	419,836
Net Realized and Net Change in Unrealized Gains (Losses) from Investments
Net realized gains (losses)
Control investments	(116,426)	6,378	1,039
Non-control/non-affiliate investments	(107,293)	(525,060)	(418,482)
Net realized gains (losses)	(223,719)	(518,682)	(417,443)
Net change in unrealized gains (losses)
Control investments	(3,466)	(300,131)	8,959
Affiliate investments	2,291	8,847	4,933
Non-control/non-affiliate investments	48,349	230	246,797
Net change in unrealized gains (losses)	47,174	(291,054)	260,689
Net Realized and Net Change in Unrealized Gains (Losses) from Investments	(176,545)	(809,736)	(156,754)
Net realized gains (losses) on extinguishment of debt	4,219	972	(248)
Net realized gains (losses) from derivative instruments and foreign currency transactions	(1,042)	—	—
Net change in unrealized gains (losses) from derivative instruments and foreign currency transactions	643	—	—
Net Increase (Decrease) in Net Assets Resulting from Operations	153,662	(469,924)	262,834
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(in thousands, except share and per share data)

	Year Ended June 30,
	2026	2025	2024
Preferred Stock dividends	(106,645)	(106,822)	(98,089)
Net gain (loss) on redemptions of Preferred Stock	(9,592)	(1,937)	(5,173)
Gain (loss) on Accretion to Redemption Value of Preferred Stock	(7,597)	(15,079)	(12,156)
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stockholders	$29,828	$(593,762)	$147,416
Basic and diluted earnings (loss) per common share (Note 11)
Basic	$0.06	$(1.35)	$0.36
Diluted	$0.06	$(1.35)	$0.34
Weighted-average shares of common stock outstanding (Note 11)
Basic	479,866,265	440,314,909	412,703,365
Diluted	479,866,265	440,314,909	625,276,736
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Year Ended June 30,
	2026	2025	2024
Net Increase (Decrease) in Net Assets Resulting from Operations	$153,662	$(469,924)	$262,834

Other comprehensive income (loss):
Gains (losses) on derivative instruments designated as cash flow hedges	3,809	—	—
Gains (losses) on excluded components relating to forward points	2,129	—	—
Reclassification adjustments included in interest expense	(137)	—	—
Total other comprehensive income (loss)	5,801	—	—

Total comprehensive income (loss)	$159,463	$(469,924)	$262,834
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS AND TEMPORARY EQUITY
(in thousands, except share and per share data)

	Preferred Stock Classified as Temporary Equity			Common Stock
	Shares	Carrying Value		Shares	Par	Paid-in capital in excess of par	Accumulated Other Comprehensive Income	Distributions in excess of earnings	Total Net Assets
Balance as of June 30, 2023	62,102,009	$1,418,014		404,033,549	$404	$4,085,207	$—	$(352,946)	$3,732,665
Net Increase in Net Assets Resulting from Operations:
Net investment income								419,836	419,836
Net realized losses								(435,020)	(435,020)
Net change in net unrealized losses								260,689	260,689
Distributions to Stockholders(Note 12):
Distributions from earnings								(328,243)	(328,243)
Return of capital to common stockholders						(67,479)			(67,479)
Capital Transactions
Issuance of preferred stock	11,311,600	250,775							—
Accretion of preferred stock to redemption value		12,110							—
Repurchase of preferred stock	(711,497)	(17,155)							—
Value of shares issued through reinvestment of dividends	143,210	3,417		6,736,142	8	37,391			37,399
Conversion of preferred stock to common stock	(3,379,195)	(80,829)		14,077,272	13	91,873			91,886
Net increase (decrease) in preferred dividend accrual		(144)							—
Tax reclassifications of net assets (Note 12)						595		(595)	—
Total (decrease) increase for the year ended June 30, 2024	7,364,118	168,174		20,813,414	21	62,380	—	(83,333)	(20,932)
Balance as of June 30, 2024	69,466,127	$1,586,188		424,846,963	$425	$4,147,587	$—	$(436,279)	$3,711,733
Net Decrease in Net Assets Resulting from Operations:
Net investment income								338,840	338,840
Net realized losses								(534,726)	(534,726)
Net change in net unrealized losses								(291,054)	(291,054)
Distributions to Stockholders(Note 12)(1):
Distributions from earnings								(300,745)	(300,745)
Return of capital to common stockholders						(70,137)			(70,137)
Capital Transactions
Issuance of preferred stock	5,784,937	128,272							—
Accretion of preferred stock to redemption value		15,079							—
Value of shares issued through reinvestment of dividends	164,116	3,919		7,505,661	7	31,526			31,533
Redemption of Preferred Stock	(91,183)	(2,280)							—
Conversion of preferred stock to common stock	(4,408,060)	(101,258)		23,550,202	24	103,304			103,328
Net increase (decrease) in preferred dividend accrual		(20)							—
Tax reclassifications of net assets (Note 12)						(29,827)		29,827	—
Total (decrease) increase for the year ended June 30, 2025	1,449,810	43,712		31,055,863	31	34,866	—	(757,858)	(722,961)
Balance as of June 30, 2025	70,915,937	$1,629,900		455,902,826	$456	$4,182,453	$—	$(1,194,137)	$2,988,772
Net Decrease in Net Assets Resulting from Operations:
Net investment income								326,387	326,387
Net realized losses								(237,731)	(237,731)
Net change in net unrealized losses								47,817	47,817
Other Comprehensive Income (Loss):
Gain (loss) on derivatives designated as cash flow hedges							3,672		3,672
Gain (loss) on Excluded Component							2,129		2,129
Distributions to Stockholders(Note 12)(1):
Distributions from earnings								(346,170)	(346,170)
Return of capital to common stockholders						(10,170)			(10,170)
Capital Transactions
Issuance of preferred stock	3,099,678	66,105							—
Accretion of preferred stock to redemption value		7,597							—
Value of shares issued through reinvestment of dividends	160,822	3,850		10,834,822	11	27,473			27,484
Redemption of Preferred Stock	(447,731)	(11,193)							—
Conversion of preferred stock to common stock	(5,260,506)	(121,825)		46,008,908	46	126,610			126,656
Net increase (decrease) in preferred dividend accrual		16							—
Tax reclassifications of net assets (Note 12)						(16,340)		16,340	—
Total (decrease) increase for the year ended June 30, 2026	(2,447,737)	(55,450)	—	56,843,730	57	127,573	5,801	(193,357)	(59,926)
Balance as of June 30, 2026	68,468,200	$1,574,450	—	512,746,556	$513	$4,310,026	$5,801	$(1,387,494)	$2,928,846

(1) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal year. In addition, we have not yet finalized return of capital estimates, if any, for the current tax year ended August 31, 2026. See Note 2 and Note 12 within the accompanying notes to consolidated financial statements for further discussion on tax reclassification of net assets and tax basis components of dividends.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

	Year Ended June 30,
	2026	2025	2024
Operating Activities
Net increase (decrease) in net assets resulting from operations	$153,662	$(469,924)	$262,834
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains) losses on extinguishment of debt	(4,219)	(972)	248
Net realized losses on investments	223,719	518,682	417,443
Net realized (gains) losses from derivative instruments and foreign currency transactions	998	—	—
Net change in unrealized (gains) losses on investments	(47,174)	291,054	(260,689)
Net change in unrealized (gains) losses from derivative instruments and foreign currency transactions	(643)	—	—
Accretion of premiums, net	(6,766)	(10,528)	(5,844)
Amortization of deferred financing costs	8,736	8,530	7,470
Accretion of original issue discount	1,923	2,937	2,876
Payment-In-Kind interest and dividend income	(75,597)	(90,253)	(141,028)
Structuring fees	(4,155)	(8,479)	(7,603)
Proceeds from settlement of forward contract	335	—	—
Change in operating assets and liabilities:
Payments for purchases of investments	(373,845)	(793,866)	(615,825)
Proceeds from sale of investments and collection of investment principal	586,071	1,060,457	536,830
Net Reductions to Subordinated Structured Notes and related investment cost	28,705	77,660	83,403
(Increase) decrease in interest receivable, net	7,794	1,792	(4,235)
(Increase) decrease in due from broker	33,333	(32,659)	(117)
(Increase) decrease in other receivables	(7,561)	(551)	(40)
(Increase) decrease in due from Affiliate	64	(46)	(77)
(Increase) decrease in due from Prospect Administration	(1,351)	—	—
(Increase) decrease in prepaid expenses	69	(326)	(13)
Increase (decrease) in due to broker	(1,586)	(4,633)	10,178
Increase (decrease) in due to Prospect Administration	(2,602)	(2,831)	1,367
Increase (decrease) in due to Prospect Capital Management	(2,811)	(16,867)	(3,027)
Increase (decrease) in accrued expenses	185	(101)	(1,335)
Increase (decrease) in interest payable	(1,148)	(6,178)	(1,390)
Increase (decrease) in due to Affiliate	—	—	(161)
Increase (decrease) in other liabilities	170	273	(1,282)
Net Cash Provided by Operating Activities	516,306	523,171	279,983
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	1,217,999	2,060,300	1,143,500
Principal payments under Revolving Credit Facility (Note 4)	(1,511,993)	(1,998,774)	(1,363,407)
Issuances of Public Notes, net of original issue discount (Note 6)	164,452	—	—
Redemptions of Convertible Notes (Note 5)	—	(156,168)	—
Redemptions of Public Notes (Note 6)	—	(207,216)	(81,240)
Repurchase of Public Notes (Note 6)	(75,894)	(190,123)	—
Issuances of Prospect Capital InterNotes® (Note 7)	29,799	151,592	156,840
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(62,152)	(8,388)	(10,917)
Financing costs paid and deferred	(5,499)	(3,188)	(13,719)
Proceeds from issuance of preferred stock, net of underwriting costs	70,356	131,562	257,084
Offering costs from issuance of preferred stock	(4,251)	(3,290)	(6,309)
Repurchase of Preferred Stock	—	—	(11,301)
Redemptions of Preferred Stock	(10,867)	(2,170)	—
Dividends paid and distributions to common and preferred stockholders	(335,548)	(332,392)	(360,288)
Net Cash Used in Financing Activities	(523,598)	(558,255)	(289,757)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(7,292)	(35,084)	(9,774)
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands, except share data)

	Year Ended June 30,
	2026	2025	2024
Effect of foreign currency exchange rates	76	—	—
Cash, Cash Equivalents and Restricted Cash at beginning of period	50,788	85,872	95,646
Cash, Cash Equivalents and Restricted Cash at End of Period	$43,572	$50,788	$85,872
Supplemental Disclosures
Cash paid for interest	$120,374	$142,986	$151,290
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	31,334	35,452	40,816
Conversion of preferred stock to common stock	121,825	101,258	80,829
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026
(in thousands, except share data)

										June 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(37)

Belnick, LLC (d/b/a The Ubique Group) (41)	Household Durables	First Lien Term Loan	1/20/2022	12.50%	3M SOFR	8.50%		4.00	5/14/2029			$96,357	$96,357	$96,357	3.3%	(8)(36)
		Class P Units	5/23/2025	8.50%			8.50%		N/A	5,491			3,400	12,098	0.4%	(14)
		Class A Units	12/31/2025						N/A	50			—	110	—%	(14)
													99,757	108,565	3.7%
CP Energy Services Inc. (18)	Energy Equipment & Services	First Lien Term Loan	12/24/2024	12.99%	3M SOFR	9.00%		1.00	4/4/2030			14,841	14,841	11,379	0.4%	(8)(36)
		First Lien Term Loan	10/1/2017	12.99%	3M SOFR	9.00%		1.00	4/4/2030			66,455	66,455	50,951	1.7%	(8)(36)
		First Lien Term Loan	4/5/2022	12.99%	3M SOFR	9.00%		1.00	4/4/2030			8,864	8,864	6,786	0.2%	(8)(36)
		First Lien Term Loan	1/6/2023	12.99%	3M SOFR	9.00%		1.00	4/4/2030		16,700	17,879	17,879	13,707	0.5%	(8)(36)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	11.99%	3M SOFR	8.00%		1.00	1/26/2030			46,117	46,117	43,885	1.5%	(8)(36)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	11.99%	3M SOFR	8.00%		1.00	1/26/2030			15,312	15,312	14,571	0.5%	(8)
		Incremental First Lien Term Loan A to Spartan Energy Services, LLC	3/25/2025	11.99%	3M SOFR	8.00%		1.00	1/26/2030		1,200	—	—	—	—%	(8)(13)(36)
		Series A Preferred Units to Spartan Energy Holdings, Inc.	9/25/2020	15.00%					N/A	10,000			26,193	—	—%	(14)
		Series B Redeemable Preferred Stock	10/30/2015	16.00%					N/A	790			63,225	—	—%	(14)
		Common Stock	8/2/2013						N/A	102,924			86,240	—	—%	(14)
													345,126	141,279	4.8%
Credit Central Loan Company, LLC (19)	Consumer Finance	First Lien Term Loan	12/28/2012	5.75%				—	11/30/2029			92,893	92,893	56,292	1.9%	(12)
		First Lien Delayed Draw Term Loan	6/18/2026	5.75%				—	11/30/2029		9,983	399	399	245	—%	(12)(13)
		Class A Units	12/28/2012						N/A	14,867,312			19,331	—	—%	(12)(14)
		Preferred Class P Shares	7/1/2022	12.75%			12.75%		N/A	16,369,256			11,520	—	—%	(12)(14)
		Net Revenues Interest (25% of Net Revenues)	1/28/2015						N/A				—	—	—%	(12)(14)
													124,143	56,537	1.9%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

										June 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(37)

Echelon Transportation, LLC	Trading Companies & Distributors	Membership Interest (100%)	3/31/2014						N/A				$—	$—	—%	(14)
		Preferred Units	1/31/2022	12.75%					N/A	53,076,654			—	—	—%	(14)
													—	—	—%
First Tower Finance Company LLC (21)	Consumer Finance	First Lien Term Loan to First Tower, LLC	6/24/2014	16.00%			5.00%	—	12/18/2027			449,336	449,336	449,336	15.3%	(12)(36)
		First Lien Delayed Draw Term Loan to First Tower, LLC	6/30/2026	16.00%			5.00%	—	12/18/2027		27,319	10,928	10,928	10,928	0.4%	(12)(13)(36)
		Class A Units	6/14/2012						N/A	95,709,910			31,146	500,514	17.1%	(12)(14)
													491,410	960,778	32.8%
Freedom Marine Solutions, LLC	Marine Transport	Membership Interest (100%)	11/9/2006						N/A				47,967	12,077	0.4%	(14)(22)
													47,967	12,077	0.4%
InterDent, Inc.	Health Care Providers & Services	First Lien Delayed Draw Term Loan B	9/30/2024	12.00%			7.00%	—	9/5/2027		42,000	37,128	37,128	31,132	1.1%	(13)(36)
		First Lien Term Loan A/B	8/1/2018	18.41%	1M SOFR	14.65%		2.00	9/5/2027			14,249	14,249	14,249	0.5%	(3)(8)
		First Lien Term Loan A	8/3/2012	9.26%	1M SOFR	5.50%		1.00	9/5/2027			95,823	95,823	95,823	3.3%	(3)(8)
		First Lien Term Loan B	8/3/2012	12.00%			7.00%	—	9/5/2027			237,623	237,623	199,247	6.8%	(36)
		Common Stock	5/3/2019						N/A	99,900			45,118	—	—%	(14)
													429,941	340,451	11.7%
Kickapoo Ranch Pet Resort	Diversified Consumer Services	First Lien Term Loan	1/11/2024	11.23%	3M SOFR	7.50%		3.00	1/10/2029			700	700	700	—%	(8)
		Membership Interest (100%)	8/26/2019						N/A				2,378	3,128	0.1%	(14)
													3,078	3,828	0.1%
MITY, Inc. (23)	Commercial Services & Supplies	First Lien Term Loan A	9/19/2013	13.01%	3M SOFR	9.02%		3.00	11/30/2027			57,188	57,188	57,188	2.0%	(3)(8)
		First Lien Term Loan B	6/23/2014	20.99%	3M SOFR	7.00%	10.00%	3.00	11/30/2027			8,274	8,274	8,274	0.3%	(8)(36)
		Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%				—	1/1/2028			5,195	7,200	5,195	0.2%	(12)
		Common Stock	9/19/2013						N/A	42,053			27,349	10,218	0.3%	(14)
		Series A Redeemable Preferred Stock	10/29/2025	8.00%			8.00%		N/A	1,424			1,424	1,561	0.1%	(14)
													101,435	82,436	2.9%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

										June 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(37)

National Property REIT Corp. (24)	Residential Real Estate Investment Trusts (REITs) / Consumer Finance / Structured Finance	First Lien Term Loan A	12/31/2018	6.00%	3M SOFR	0.25%	2.00%	3.75	3/31/2027			$645,782	$645,782	$645,782	22.0%	(8)(36)(33)
		First Lien Term Loan D	6/19/2020	6.00%	3M SOFR	0.25%	2.00%	3.75	3/31/2027			178,425	178,425	178,425	6.1%	(8)(36)(33)
		First Lien Term Loan E	11/14/2022	14.00%	3M SOFR	1.50%	7.00%	5.50	3/31/2027			52,652	52,652	52,652	1.8%	(8)(36)(33)
		Residual Profit Interest	12/31/2018						N/A				—	16,966	0.6%	(14)(33)
		Common Stock	12/31/2013						N/A	3,374,914			20,030	187,771	6.4%	(14)(40)
													896,889	1,081,596	36.9%
Nationwide Loan Company LLC (25)	Consumer Finance	First Lien Delayed Draw Term Loan A	5/15/2024	10.00%			10.00%	—	5/15/2029		$7,350	6,479	6,479	6,479	0.2%	(12)(13)(36)
		First Lien Delayed Draw Term Loan B	12/23/2024	10.00%			10.00%	—	5/15/2029		8,000	4,533	4,533	4,533	0.2%	(12)(13)(36)
		Class A Units	1/31/2013						N/A	925,796,475			49,936	20,720	0.7%	(12)(14)
													60,948	31,732	1.1%
NMMB, Inc. (26)	Media	First Lien Term Loan	12/30/2019	12.49%	3M SOFR	8.50%		2.00	3/31/2027			29,723	29,723	29,723	1.0%	(3)(8)
		Common Stock	12/30/2019						N/A	21,418			—	50,081	1.7%
													29,723	79,804	2.7%
Pacific World Corporation (34)	Personal Care Products	First Lien Term Loan A	12/31/2014	7.89%	1M SOFR	4.25%	7.89%	1.00	3/26/2029			122,445	122,445	112,412	3.8%	(8)(36)
		Convertible Preferred Equity	6/15/2018	12.00%			12.00%		N/A	882,961			238,494	—	—%	(14)
		Common Units of PWC Investment Group, LLC	9/29/2017						N/A	6,778,414			—	—	—%	(14)
													360,939	112,412	3.8%
QC Holdings TopCo, LLC (17)	Consumer Finance	Second Lien Term Loan	6/30/2025	23.50%	3M SOFR	18.50%		5.00	7/1/2030			59,948	59,948	59,948	2.0%	(3)(8)(12)(36)
		Second Lien Delayed Draw Term Loan	9/30/2025	23.50%	3M SOFR	18.50%		5.00	7/1/2030		11,125	1,854	1,854	1,854	0.1%	(8)(12)(13)(36)
		Class A Units	6/30/2025						N/A	222,886			22,289	38,304	1.3%	(12)(14)
													84,091	100,106	3.4%
R-V Industries, Inc. (50)	Machinery	First Lien Term Loan	12/15/2020	12.99%	3M SOFR	9.00%		1.00	12/15/2028			46,322	46,322	46,322	1.6%	(3)(8)
		First Lien Term Loan	12/20/2024	7.50%	3M SOFR	3.50%		4.00	12/15/2028			10,000	10,000	10,000	0.3%	(3)(8)
		First Lien Term Loan	6/30/2026	10.50%	3M SOFR	6.50%		4.00	12/15/2028			5,000	5,000	5,000	0.2%	(8)
		Common Stock	6/26/2007						N/A	745,107			6,866	37,153	1.3%
													68,188	98,475	3.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

										June 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(37)

Strategic Chemical Solutions Corp. (f/k/a USES Corp.) (28)	Commercial Services & Supplies	First Lien Term Loan	12/30/2020	12.90%	1M SOFR	9.00%		1.00	8/15/2030			$2,000	$2,000	$854	—%	(8)
		First Lien Equipment Term Loan	8/3/2022	12.90%	1M SOFR	9.00%		1.00	8/15/2030			19,962	19,962	8,521	0.3%	(8)(36)
		First Lien Term Loan A	3/31/2014	9.00%			9.00%	—	8/15/2030			83,024	—	—	—%	(7)
		First Lien Term Loan B	3/31/2014	15.50%			15.50%	—	8/15/2030			156,602	—	—	—%	(7)
		Common Stock	6/15/2016						N/A	268,962			—	—	—%	(14)
													21,962	9,375	0.3%
Universal Turbine Parts, LLC (32)	Aerospace & Defense	First Lien Delayed Draw Term Loan	2/28/2019	11.74%	3M SOFR	7.75%		2.50	2/29/2028		$6,965	6,435	6,435	6,435	0.2%	(8)(13)
		First Lien Term Loan A	7/22/2016	9.74%	3M SOFR	5.75%		1.00	2/29/2028			29,575	29,575	29,575	1.0%	(3)(8)
		First Lien Term Loan A	1/21/2025	11.74%	3M SOFR	7.75%		2.50	2/29/2028			3,970	3,970	3,970	0.1%	(3)(8)
		First Lien Term Loan A	2/28/2025	11.74%	3M SOFR	7.75%		2.50	2/29/2028			14,800	14,800	14,800	0.5%	(3)(8)
		Preferred A Units	3/31/2021	12.75%			12.75%		10/1/2030	45,654,914			33,883	46,750	1.6%	(36)
		Preferred B Units	10/1/2025	18.00%			18.00%		N/A	47,419,298			4,796	22,729	0.8%	(14)
		Common Stock	12/10/2018						N/A	10,000			—	—	—%	(14)
													93,459	124,259	4.2%
Valley Electric Company, Inc. (29)	Construction & Engineering	First Lien Term Loan to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	11.49%	3M SOFR	5.00%	2.50%	3.00	7/1/2026			10,452	10,452	10,452	0.4%	(3)(8)(36)
		First Lien Term Loan	6/24/2014	18.00%			10.00%	—	4/30/2028			38,630	38,630	38,630	1.3%	(3)(36)
		First Lien Term Loan B	3/28/2022	12.50%			5.50%	—	4/30/2028			34,777	34,777	34,777	1.2%	(3)(36)
		Consolidated Revenue Interest (2.00%)	6/22/2018						N/A				—	2	—%	(10)
		Common Stock	12/31/2012						N/A	50,000			12,053	209,993	7.2%
													95,912	293,854	10.1%
Victor Technology, LLC (48)	Distributors	First Lien Term Loan	12/3/2021	11.49%	3M SOFR	7.50%		1.00	12/3/2028			10,650	10,650	6,710	0.2%	(8)
		Class P Units	2/10/2026	12.00%			12.00%		N/A	1,000			2,000	—	—%	(14)
		Class A Units	4/20/2026				—%		N/A	1			—	—	—%	(14)
													12,650	6,710	0.2%
										Total Control Investments			$3,367,618	$3,644,274	124.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

										June 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Affiliate Investments (5.00% to 25.00% voting control)(38)

Nixon, Inc. (30)	Textiles, Apparel & Luxury Goods	Common Stock	5/12/2017						N/A	857			$—	$—	—%	(14)
													—	—	—%
RGIS Services, LLC	Commercial Services & Supplies	Membership Interest	6/25/2020						N/A	505,308			12,835	30,447	1.0%
													12,835	30,447	1.0%
Total Affiliate Investments													$12,835	$30,447	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

										June 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Abacus Dermatology Management, LLC	Professional Services	First Lien Revolving Line of Credit	6/30/2026	11.73%	3M SOFR	8.00%		3.50	6/30/2031		$500	$—	$—	$—	—%	(8)(13)
		First Lien Term Loan	6/30/2026	11.73%	3M SOFR	8.00%		3.50	6/30/2031			13,530	13,530	13,530	0.5%	(8)
													13,530	13,530	0.5%
Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	0.00%	Residual Interest/Current Yield			—	4/21/2031			48,515	—	697	—%	(5)(12)(15)
													—	697	—%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	0.00%	Residual Interest/Current Yield			—	4/21/2031			35,855	2,108	2,097	0.1%	(5)(12)(15)
													2,108	2,097	0.1%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	First Lien Term Loan	2/21/2013	12.73%	3M SOFR	8.75%		2.00	5/28/2027			52,992	52,992	52,992	1.8%	(3)(8)
													52,992	52,992	1.8%
Aventiv Technologies, LLC	Diversified Telecommunication Services	Super Priority Bridge First Lien Term Loan	5/20/2026	10.91%	3M SOFR	7.00%		1.00	9/30/2026			3,539	3,453	3,539	0.1%	(8)(44)
		Super Priority Bridge First Lien Term Loan	4/24/2025	13.94%	3M SOFR	10.00%		1.00	9/30/2026			43,664	43,564	43,664	1.5%	(8)(44)
		Super Priority Bridge First Lien Term Loan	12/23/2024	13.94%	3M SOFR	10.00%		1.00	9/30/2026			3,053	3,052	3,053	0.1%	(8)(44)
		Second Out Super Priority First Lien Term Loan	4/2/2024	11.49%	3M SOFR	7.50%		1.00	9/30/2026			804	804	804	—%	(8)(36)(44)
		Third Out Super Priority First Lien Term Loan	3/28/2024	9.08%	3M SOFR	5.09%		1.00	9/30/2026			29,779	29,779	22,126	0.8%	(8)(36)(44)
		Super Priority Second Lien Term Loan	3/28/2024	13.04%	3M SOFR	9.05%		1.00	9/30/2026			168,579	59,071	8,429	0.3%	(7)(8)
													139,723	81,615	2.8%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	0.00%	Residual Interest/Current Yield			—	7/20/2029			82,809	—	—	—%	(5)(12)(15)
													—	—	—%
Barracuda Parent, LLC	IT Services	Second Lien Term Loan	8/15/2022	10.66%	3M SOFR	7.00%		0.50	8/15/2030			20,000	19,690	7,126	0.2%	(8)
													19,690	7,126	0.2%
BCPE North Star US Holdco 2, Inc.	Food Products	Second Lien Term Loan	6/7/2021	11.01%	1M SOFR	7.25%		0.75	6/8/2029			69,388	69,063	69,380	2.4%	(3)(8)
													69,063	69,380	2.4%
BCPE Osprey Buyer, Inc.	Health Care Technology	First Lien Term Loan	10/18/2021	9.51%	1M SOFR	5.75%		0.75	8/23/2028			4,574	4,550	4,574	0.2%	(3)(8)
		First Lien Term Loan	10/18/2021	9.68%	3M SOFR	5.75%		0.75	8/23/2028			62,075	62,075	62,075	2.1%	(3)(8)
													66,625	66,649	2.3%
Burgess Point Purchaser Corporation	Automobile Components	Second Lien Term Loan	7/25/2022	12.76%	3M SOFR	9.00%		0.75	7/25/2030			30,000	30,000	28,537	1.0%	(3)(8)
													30,000	28,537	1.0%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan	11/12/2020	12.24%	1M SOFR	8.50%		1.00	11/12/2030			8,500	8,400	8,500	0.3%	(3)(8)
													8,400	8,500	0.3%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	0.00%	Residual Interest/Current Yield			—	7/29/2030			49,552	—	—	—%	(5)(12)(15)
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

										June 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

													—	—	—%
Collections Acquisition Company, Inc.	Financial Services	First Lien Term Loan	12/3/2019	10.23%	3M SOFR	6.50%		2.50	6/3/2028			$54,049	$54,049	$54,049	1.8%	(3)(8)
													54,049	54,049	1.8%
Credit.com Holdings, LLC	Diversified Consumer Services	First Lien Term Loan A	9/28/2023	14.99%	3M SOFR	11.00%		1.50	9/28/2028			45,316	40,513	8,436	0.3%	(7)(8)
		First Lien Term Loan B	9/28/2023	15.99%	3M SOFR	12.00%		1.50	9/28/2028			79,154	62,114	—	—%	(7)(8)
		First Lien Term Loan C	6/3/2026	15.92%	3M SOFR	12.00%		1.50	8/27/2028			587	587	1,175	—%	(8)
		Class B of PGX TopCo II LLC	9/28/2023						N/A	999			—	—	—%	(14)(43)
													103,214	9,611	0.3%
Discovery Point Retreat, LLC (6)	Health Care Providers & Services	First Lien Term Loan	6/14/2024	11.74%	3M SOFR	7.75%		3.25	6/14/2029			20,135	20,135	20,135	0.7%	(3)(8)
		First Lien Delayed Draw Term Loan	5/27/2026	12.00%			5.00%	—	6/14/2031		975	293	293	293	—%	(13)(36)(43)
		Series A Preferred Stock of Discovery MSO HoldCo LLC	6/14/2024	12.00%			12.00%		N/A	9,573			8,700	13,446	0.5%	(14)(43)(22)
													29,128	33,874	1.2%
DRI Holding Inc.	Commercial Services & Supplies	First Lien Term Loan	12/21/2021	9.06%	3M SOFR	5.25%		0.50	12/21/2028			32,874	32,362	32,874	1.1%	(3)(8)
		Second Lien Term Loan	12/21/2021	11.74%	1M SOFR	8.00%		0.50	12/21/2029			145,000	145,000	145,000	5.0%	(3)(8)
													177,362	177,874	6.1%
Druid City Infusion, LLC	Pharmaceuticals	First Lien Term Loan	9/30/2024	11.23%	3M SOFR	7.50%		3.00	10/4/2029			45,537	45,537	45,537	1.6%	(3)(8)
		First Lien Convertible Note to Druid City Intermediate, Inc.	9/30/2024	8.00%			2.00%	—	10/4/2033			19,629	19,629	38,732	1.3%	(3)(36)(43)
													65,166	84,269	2.9%
Emerge Intermediate, Inc. (45)	Pharmaceuticals	First Lien Term Loan	2/26/2024	9.92%	3M SOFR	6.25%		1.00	8/31/2027			57,623	57,623	57,047	1.9%	(3)(8)
													57,623	57,047	1.9%
Enseo Acquisition, Inc.	Media	First Lien Term Loan	6/2/2021	12.49%	3M SOFR	8.50%		2.00	12/31/2027			48,803	48,803	48,803	1.7%	(3)(8)
													48,803	48,803	1.7%
Eyefive, LLC (d/b/a Shipoffers)	Distributors	First Lien Term Loan	6/26/2026	11.23%	3M SOFR	7.50%		2.50	6/26/2031			52,000	45,054	45,054	1.5%	(8)
		Warrants of EF Holdco, LLC	6/26/2026						6/26/2036	113			6,946	6,946	0.3%	(14)
													52,000	52,000	1.8%
Eze Castle Integration, Inc.	Software	First Lien Delayed Draw Term Loan	7/15/2020	10.56%	3M SOFR	6.75%		3.00	1/15/2027		8,036	2,539	2,539	2,539	—%	(8)(13)(46)
		First Lien Term Loan	7/15/2020	10.57%	3M SOFR	6.75%		3.00	1/15/2027			45,443	45,443	45,443	1.6%	(3)(8)
													47,982	47,982	1.6%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

										June 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

First Brands Group (51)	Automobile Components	First Lien DIP Term Loan A	10/2/2025	13.61%	1M SOFR	10.00%		1.00	6/29/2026			6,465	5,808	1,108	—%	(7)(8)(42)
		First Lien DIP Term Loan B	10/2/2025	10.61%	1M SOFR	7.00%	10.61%	1.00	6/29/2026			18,629	17,470	58	—%	(7)(8)(42)
		First Lien Term Loan	9/19/2025	10.73%	1M SOFR	7.00%	10.73%	1.00	3/30/2027			5,470	2,938	9	—%	(7)(8)(42)
		First Lien Term Loan	3/24/2021	10.73%	1M SOFR	7.00%	10.73%	1.00	3/30/2027			10,290	7,296	17	—%	(7)(8)(42)
		Second Lien Term Loan	3/24/2021	14.23%	1M SOFR	10.50%	14.23%	1.00	3/30/2028			41,681	37,000	41	—%	(7)(8)(42)
													70,512	1,233	—%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	0.00%	Residual Interest/Current Yield			—	10/15/2030			50,525	—	—	—%	(5)(12)(15)
													—	—	—%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	0.00%	Residual Interest/Current Yield			—	5/16/2031			24,575	—	—	—%	(5)(12)(15)
													—	—	—%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	0.00%	Residual Interest/Current Yield			—	7/15/2031			39,905	—	—	—%	(5)(12)(15)
													—	—	—%
Global Tel*Link Corporation (d./b/a ViaPath Technologies)	Diversified Telecommunication Services	First Lien Term Loan	8/6/2024	11.14%	1M SOFR	7.50%		3.00	8/6/2029			108,820	106,035	108,820	3.7%	(3)(8)
													106,035	108,820	3.7%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	0.00%	Residual Interest/Current Yield			—	4/28/2030			41,164	—	—	—%	(5)(12)(15)
													—	—	—%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	0.00%	Residual Interest/Current Yield			—	10/18/2027			39,598	—	—	—%	(5)(12)(15)
													—	—	—%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	0.00%	Residual Interest/Current Yield			—	7/18/2031			19,025	—	—	—%	(5)(12)(15)
													—	—	—%
Healthcare Venture Partners, LLC	Health Care Providers & Services	First Lien Term Loan	8/29/2025	11.73%	3M SOFR	8.00%		3.50	8/29/2030			11,570	11,570	11,570	0.4%	(3)(8)
		First Lien Revolving Line of Credit	8/29/2025	11.73%	3M SOFR	8.00%		3.50	8/29/2030		1,000	—	—	—	—%	(8)(13)
		Series A Preferred Units of TCSPV Holdings IV, LLC	8/29/2025						N/A	2,150,000			2,150	2,699	0.1%	(14)(43)(22)
													13,720	14,269	0.5%
Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	Software	Second Lien Term Loan	11/14/2019	12.74%	3M SOFR		9.00%	2.00	5/19/2029			56,344	56,333	46,550	1.6%	(8)(36)
													56,333	46,550	1.6%
Imperative Worldwide, LLC	Air Freight & Logistics	First Lien Term Loan	3/11/2022	9.38%	3M SOFR	5.50%		0.75	12/30/2028			31,394	31,389	31,394	1.1%	(3)(8)
		First Lien Term Loan	9/30/2024	9.23%	3M SOFR	5.50%		0.75	12/30/2028			5,895	5,819	5,895	0.2%	(3)(8)
		Second Lien Term Loan	12/30/2021	12.38%	3M SOFR	8.50%		0.75	12/30/2029			95,000	95,000	95,000	3.2%	(3)(8)
													132,208	132,289	4.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

										June 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

iQor Holdings, Inc.	Professional Services	First Lien Term Loan	6/11/2024	11.49%	3M SOFR	7.50%		2.50	6/11/2029			44,454	44,454	44,454	1.5%	(3)(8)
		Common Stock of Bloom Parent, Inc.	6/11/2024						N/A	10,450			10,450	12,591	0.4%	(14)
													54,904	57,045	1.9%
Japs-Olson Company, LLC (31)	Commercial Services & Supplies	First Lien Term Loan	5/25/2023	10.48%	3M SOFR	6.75%		2.00	5/25/2028			$54,268	$54,268	$54,268	1.9%	(3)(8)
													54,268	54,268	1.9%
Julie Lindsey, Inc.	Textiles, Apparel & Luxury Goods	First Lien Revolving Line of Credit	7/27/2023	10.00%	3M SOFR	6.00%		4.00	7/27/2027		$2,000	—	—	—	—%	(8)(13)
		First Lien Term Loan	7/27/2023	10.00%	3M SOFR	6.00%		4.00	7/27/2028			18,548	18,548	18,548	0.6%	(3)(8)
													18,548	18,548	0.6%
K&N HoldCo, LLC	Automobile Components	Class A Common Units	2/14/2023						N/A	137,215			25,802	439	—%	(14)
													25,802	439	—%
KM2 Solutions LLC	Professional Services	First Lien Term Loan	12/17/2020	13.48%	3M SOFR	9.60%		3.00	7/16/2027			$14,479	$14,479	$14,479	0.5%	(3)(8)
													14,479	14,479	0.5%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	0.00%	Residual Interest/Current Yield			—	7/21/2031			49,934	—	—	—%	(5)(12)(15)
													—	—	—%
Lucky US BuyerCo LLC	Financial Services	First Lien Revolving Line of Credit	4/3/2023	11.92%	3M SOFR	6.25%	2.00%	1.00	4/1/2029		2,775	2,546	2,546	2,546	0.1%	(8)(13)(36)
		First Lien Term Loan	4/3/2023	11.92%	3M SOFR	6.25%	2.00%	1.00	4/1/2029			21,237	21,237	21,237	0.7%	(3)(8)(36)
													23,783	23,783	0.8%
MAC Discount, LLC	Distributors	First Lien Term Loan	5/11/2023	12.48%	3M SOFR	8.50%		1.50	5/11/2028			30,166	30,034	30,166	1.0%	(3)(8)
		Class A Senior Preferred Stock of MAC Discount Investments, LLC	5/11/2023	12.00%					N/A	1,500,000			1,500	2,140	0.1%	(14)
													31,534	32,306	1.1%
Medical Solutions Holdings, Inc. (4)	Health Care Providers & Services	Second Lien Term Loan	11/1/2021	10.76%	3M SOFR	7.00%		0.50	11/1/2029			54,463	54,444	21,402	0.7%	(8)
													54,444	21,402	0.7%
New WPCC Parent, LLC (47)	Health Care Providers & Services	First Lien Term Loan	5/9/2025	13.14%	1M SOFR	9.50%		2.00	5/9/2030			25,856	22,915	25,856	0.9%	(3)(8)
		Series A Preferred Interests	5/9/2025	13.00%			13.00%		N/A	993,485			11,165	14,960	0.5%	(43)
		Class A Common Interests	5/9/2025						N/A	1,084,072			90	21,339	0.7%	(14)(43)
		Liquidating Trust of Wellpath Holdings, Inc.	5/9/2025						N/A				2,011	12,264	0.4%	(14)
													36,181	74,419	2.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

										June 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	0.00%	Residual Interest/Current Yield			—	7/19/2030			$42,064	$—	$—	—%	(5)(12)(15)
													—	—	—%
OneTouchPoint Corp	Commercial Services & Supplies	First Lien Term Loan	2/19/2021	11.98%	3M SOFR	8.00%		1.00	6/30/2027			22,246	22,246	22,246	0.8%	(3)(8)
													22,246	22,246	0.8%
PeopleConnect Holdings, Inc (9)	Interactive Media & Services	First Lien Term Loan	1/22/2020	12.13%	3M SOFR	8.25%		2.75	1/22/2028			87,850	87,850	87,850	3.0%	(3)(8)
													87,850	87,850	3.0%
Precisely Software Incorporated	Software	Second Lien Term Loan	4/23/2021	11.18%	3M SOFR	7.25%		0.75	4/23/2029			80,000	79,673	53,940	1.8%	(3)(8)
													79,673	53,940	1.8%
Preventics, Inc. (d/b/a Legere Pharmaceuticals)	Personal Care Products	First Lien Term Loan	11/12/2021	14.49%	3M SOFR	10.50%		1.00	11/12/2026			8,696	8,696	8,696	0.3%	(3)(8)
		First Lien Term Loan	4/30/2025	11.49%	3M SOFR	7.50%		3.00	11/12/2026			1,881	1,881	1,881	0.1%	(3)(8)
		Series A Convertible Preferred Stock of Legere Pharmaceutical Holdings, Inc.	11/12/2021	8.00%					N/A	472			165	120	—%	(14)(43)
		Series C Convertible Preferred Stock of Legere Pharmaceutical Holdings, Inc.	11/12/2021	8.00%					N/A	5,677			1,946	908	—%	(14)(43)
													12,688	11,605	0.4%
Recovery Solutions Parent, LLC	Health Care Providers & Services	First Lien Term Loan	1/27/2025	11.23%	3M SOFR	7.50%		2.00	1/27/2030			43,261	33,546	43,261	1.5%	(3)(8)
		Membership Interest	1/27/2025						N/A	1,609,466			21,255	64,110	2.2%	(14)(43)
													54,801	107,371	3.7%
Redstone Holdco 2 LP (20)	IT Services	First Lien Second Out Term Loan	1/21/2026	9.16%	3M SOFR	5.50%		—	12/31/2030			6,000	6,000	5,750	0.3%	(8)
		First Lien Third Out Term Loan	1/21/2026	12.00%			4.00%	—	12/31/2030			12,130	12,130	10,240	0.3%
		Class A Preferred Units of Redstone Holdco 1 LP	1/21/2026						N/A	624,063			624	374	—%	(14)
		Class B Preferred Units of Redstone Holdco 1 LP	1/21/2026						N/A	1,872,188			1,872	395	—%	(14)
		Class B Common Units of Redstone Holdco 1 LP	1/21/2026						N/A	90,837			4	—	—%	(14)
													20,630	16,759	0.6%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

										June 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Research Now Group, LLC and Dynata, LLC	IT Services	First Lien Second Out Term Loan	7/15/2024	9.40%	3M SOFR	5.50%		1.00	10/15/2028			$7,914	$7,914	$7,118	0.2%	(8)(44)
		Common Stock of New Insight Holdings, Inc.	7/15/2024						N/A	210,781			3,329	—	—%	(14)
		Warrants (to purchase shares of Common Stock of New Insight Holdings, Inc.)	7/15/2024						7/15/2029	285,714			—	—	—%	(14)
													11,243	7,118	0.2%
Rising Tide Holdings, Inc.	Specialty Retail	First In Last Out Term Loan	9/19/2025	30.00%			30.00%	—	5/1/2027			651	651	651	0.1%	(36)(44)
		First In Last Out Term Loan	9/19/2025	32.48%	1M SOFR	8.75%	20.00%	2.00	5/1/2027			810	810	810	—%	(8)(36)(44)
		First Lien First Out Term Loan	9/25/2024	15.00%			15.00%	—	6/13/2028			2,737	2,737	2,601	0.1%	(36)
		First Lien Second Out Term Loan	9/25/2024	12.00%			12.00%	—	6/13/2028			6,976	6,593	3,767	0.1%	(36)(44)
		Class A Common Units of Marine One Holdco, LLC	9/12/2023						N/A	345,600			23,898	—	—%	(14)
		Warrants (to purchase Class A Common Units of Marine One Holdco, LLC)	9/25/2024						9/25/2044	3,456,000			—	—	—%	(14)
		Warrants (to purchase Class A Common Units of Marine One Holdco, LLC)	9/12/2023						9/12/2028	50,456			—	—	—%	(14)
													34,689	7,829	0.3%
The RK Logistics Group, Inc.	Commercial Services & Supplies	First Lien Term Loan	3/24/2022	14.49%	3M SOFR	10.50%		1.00	12/18/2028			5,570	5,570	5,570	0.2%	(3)(8)
		First Lien Term Loan	12/19/2023	11.50%	3M SOFR	7.50%		4.00	12/18/2028			32,919	32,919	32,919	1.1%	(3)(8)
		Class A Common Units of RK Logistics Holdings Inc.	3/24/2022						N/A	263,000			263	2,725	0.1%
		Class B Common Units of RK Logistics Holdings Inc.	3/24/2022						N/A	1,435,000			2,487	14,869	0.5%	(43)
		Class C Common Units of RK Logistics Holdings Inc.	6/28/2024						N/A	450,000			2,250	4,663	0.2%
													43,489	60,746	2.1%
RME Group Holding Company	Media	First Lien Term Loan A	5/4/2017	9.48%	3M SOFR	5.50%		1.00	5/6/2027			17,419	17,419	17,253	0.6%	(8)
		First Lien Term Loan B	5/4/2017	14.98%	3M SOFR	11.00%		1.00	5/6/2027			19,983	19,983	18,852	0.6%	(8)
													37,402	36,105	1.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

										June 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Rosa Mexicano	Hotels, Restaurants & Leisure	First Lien Revolving Line of Credit	3/29/2018	16.25%				—	12/31/2027		$7,515	$7,515	$7,515	$7,248	0.2%	(13)
		First Lien Term Loan	3/29/2018	11.49%	3M SOFR	7.50%		1.25	12/31/2027			23,166	23,166	20,849	0.7%	(8)
													30,681	28,097	0.9%
Safety Solutions Financing, LLC	Construction & Engineering	First Lien Term Loan	5/1/2026	10.49%	3M SOFR	6.50%		3.00	5/1/2031			19,252	19,252	19,252	0.7%	(3)(8)
		Series A Preferred Units of BFC-SDR, LLC	5/1/2026	8.00%			8.00%		N/A	1,885,714			3,300	3,300	0.1%	(14)(22)
		Series B Preferred Units of BFC-SDR, LLC	5/1/2026	8.00%			8.00%		N/A	43			43	43	—%	(22)
													22,595	22,595	0.8%
ShiftKey, LLC	Health Care Technology	First Lien Term Loan	6/21/2022	10.24%	3M SOFR	5.75%	0.50%	1.00	6/21/2027			59,660	59,551	57,249	2.0%	(3)(8)(36)
													59,551	57,249	2.0%
Shoes West, LLC (d/b/a Taos Footwear) (27)	Textiles, Apparel & Luxury Goods	First Lien Term Loan A	1/23/2025	10.99%	3M SOFR	7.00%		3.00	1/23/2030			37,869	37,869	37,869	1.3%	(3)(8)(43)
		First Lien Convertible Term Loan B	1/23/2025	11.00%			2.00%	—	1/23/2030			9,654	9,654	18,034	0.6%	(3)(36)(43)
		Class A Preferred Units of Taos Footwear Holdings, LLC	1/23/2025	8.00%			8.00%		2/28/2030	16,753			19,109	50,714	1.7%	(36)
													66,632	106,617	3.6%
Silver Hill Mineral Lease	Energy Equipment & Services	Revenue Interest	5/13/2025						N/A				—	—	—%	(11)(14)
													—	—	—%
Spectrum Vision Holdings, LLC	Health Care Providers & Services	First Lien Term Loan	5/2/2023	10.43%	3M SOFR	6.50%		1.00	11/17/2026			29,026	29,026	29,026	1.0%	(3)(8)
													29,026	29,026	1.0%
STG Distribution, LLC	Air Freight & Logistics	First Out Term Loan	10/3/2024	12.08%	3M SOFR	8.25%	0.00%	1.50	10/3/2029			6,076	5,909	6,076	0.1%	(8)(36)
		Second Out Term Loan	10/3/2024	11.33%	3M SOFR	1.00%	6.50%	1.50	10/3/2029			39,514	38,194	17,017	0.6%	(7)(8)(44)
		Third Out Term Loan	10/3/2024	10.83%	3M SOFR	1.00%	6.00%	1.50	10/3/2029			20,063	18,604	—	—%	(7)(8)(44)
		First Lien First Out DIP Roll Up	1/14/2026	8.00%			8.00%	—	7/13/2026			10,090	10,090	1,542	0.1%	(44)
		First Lien Second Out DIP Roll Up	1/14/2026	8.00%			8.00%	—	7/13/2026			899	868	—	—%	(7)(44)
		First Lien DIP Term Loan	1/14/2026	8.00%			8.00%	—	7/13/2026			10,709	10,574	10,709	0.4%
													84,239	35,344	1.2%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interest	12/4/2006						N/A				—	—	—%	(11)
													—	—	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

										June 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	11/17/2022	8.00%				—	8/29/2028			$28,761	$28,346	$29,451	0.9%
		First Lien Term Loan	1/26/2018	8.00%			5.00%	—	8/29/2028			42,136	42,136	43,147	1.5%
		First Lien Term Loan	1/26/2018	8.00%				—	8/29/2028			164,931	164,931	168,889	5.8%
		Class B of Town & Country TopCo LLC (Non-voting units)	11/17/2022						N/A	999			50,882	14,710	0.5%	(14)(43)
													286,295	256,197	8.7%
TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	14.00%	3M SOFR	9.00%		5.00	5/31/2027			13,608	13,608	13,608	0.5%	(3)(8)
													13,608	13,608	0.5%
United Sporting Companies, Inc. (16)	Distributors	Second Lien Term Loan	9/28/2012	13.00%	1M LIBOR	11.00%	2.00%	—	11/16/2019			182,784	8,351	7,416	0.3%	(7)
													8,351	7,416	0.3%
Upstream Holdco, Inc.	Health Care Providers & Services	Second Lien Term Loan	11/20/2019	13.27%	3M SOFR	9.50%	13.27%	—	5/20/2030			23,503	23,459	18,859	0.7%	(8)(36)
		Second Lien Term Loan	12/18/2025	12.67%	3M SOFR	9.00%	12.67%	—	5/20/2030			7,226	7,226	7,226	0.2%	(8)(36)
													30,685	26,085	0.9%
USG Intermediate, LLC	Leisure Products	First Lien Term Loan B	4/15/2015	15.49%	1M SOFR	11.75%		1.00	2/9/2029			70,188	70,188	70,188	2.4%	(3)(8)
		Equity	4/15/2015						N/A				1	—	—%	(14)
													70,189	70,188	2.4%
Verify Diagnostics LLC	Health Care Providers & Services	First Lien Term Loan	5/15/2025	13.96%	3M SOFR	10.23%		3.50	5/15/2030			36,749	36,749	36,749	1.2%	(3)(8)(44)
		Class A Preferred Units of Verify Diagnostic Holdings LLC	5/15/2025	12.00%			12.00%		N/A	9,250,000			9,250	22,050	0.8%	(14)
													45,999	58,799	2.0%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	0.00%	Residual Interest/Current Yield			—	10/15/2030			40,613	—	—	—%	(5)(12)(15)
													—	—	—%
WatchGuard Technologies, Inc.	IT Services	First Lien Term Loan	8/17/2022	8.89%	1M SOFR	5.25%		0.75	6/30/2029			33,688	33,688	33,688	1.2%	(3)(8)
													33,688	33,688	1.2%
Wellful Inc.	Food Products	Second Out First Lien Term Loan	11/27/2024	10.24%	3M SOFR	6.25%		1.00	10/19/2030			18,457	18,457	14,877	0.5%	(8)(36)(44)
													18,457	14,877	0.5%
Total Non-Control/Non-Affiliate Investments													$2,934,916	$2,667,837	91.1%

Total Portfolio Investments													$6,315,369	$6,342,558	216.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2026

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
(3)Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair value of the investments held by PCF as of June 30, 2026 was $2,155,016, representing 34.0% of our total investments.
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
(8)Certain variable rate securities in our portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. The 1-Month Secured Overnight Financing Rate or “1M SOFR”, was 3.65% as of June 30, 2026. The 3-Month Secured Overnight Financing Rate or “3M SOFR”, was 3.73% as of June 30, 2026. The impact of a Secured Overnight Financing Rate (“SOFR”) credit spread adjustment, if applicable, is included within the stated all-in interest rate.
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
(12)Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets as calculated in accordance with regulatory requirements. As of June 30, 2026, our qualifying assets, as a percentage of total assets, stood at 81.94%. We monitor the status of these assets on an ongoing basis.
(13)Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 3.00%. As of June 30, 2026, $64,611 of undrawn revolver and delayed draw term loan commitments to our portfolio companies, of which $52,446 are considered at the Company’s sole discretion.
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2026
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
(17)As of June 30, 2026, Prospect owns a 95.4% equity interest in QC Holdings TopCo, LLC (“QC Holdings”), representing a controlling beneficial interest in QC Holdings per the 1940 Act. QC Holdings specializes in consumer-focused alternative financial services and credit solutions.
(18)CP Holdings of Delaware LLC (“CP Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of CP Energy Services Inc. (“CP Energy”) as of June 30, 2026. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $61,429 in first lien term loans (the “Spartan Term Loans”) due to us as of June 30, 2026. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. In September 2020, we made a new $26,193 Series A preferred stock investment in Spartan Energy Holdings, Inc., which equates to 100% of the Series A non-voting redeemable preferred stock outstanding.
(19)Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of June 30, 2026. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company.
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
(22)Equity is held through Energy Solutions Holdings Inc., a consolidated entity in which we own 100% of the equity.
(23)MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 100% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc. (“MITY-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. Our subordinated unsecured note issued and outstanding to Broda Canada is denominated in Canadian Dollars (“CAD”). As of June 30, 2026, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, U.S. Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder.
(24)NPH Property Holdings, LLC (“NPH”), a consolidated entity in which we own 100% of the membership interests, owns 100% of the common equity of National Property REIT Corp. (“NPRC”) (f/k/a National Property Holdings Corp.), a property REIT which holds investments in several real estate properties. We report NPRC as a separate controlled company. See Note
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2026
3 for further discussion of the investments held by NPRC. Effective July 1, 2026, the NPRC loan agreement was amended, extending the maturity date to March 31, 2030.
(25)Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 94.22% of Nationwide Loan Company LLC, the operating company, as of June 30, 2026. We report Nationwide Loan Company LLC as a separate controlled company. Prospect has a first priority security interest in the assets of Nationwide.
(26)NMMB Holdings, Inc. (“NMMB Holdings”), a consolidated entity in which we own 100% of the equity, owns 92.77% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of June 30, 2026. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.
(27)Shoes West, LLC and Shoes West Distribution, LLC are joint borrowers on the First Lien Term Loan A and First Lien Convertible Term Loan B.
(28)Prospect owns 99.96% of the equity of Strategic Chemical Solutions Corp. (effective October 21, 2025 f/k/a USES Corp.) as of June 30, 2026.
(29)Valley Electric Holdings I, Inc., a consolidated entity in which we own 100% of the common stock, owns 100% of Valley Electric Holdings II, Inc. (“Valley Holdings II”), another consolidated entity. Valley Holdings II owns 94.99% of Valley Electric Company, Inc. (“Valley Electric”). Valley Electric owns 100% of the equity of VE Company, Inc., which owns 100% of the equity of Valley Electric Co. of Mt. Vernon, Inc. We report Valley Electric as a separate controlled company. On July 1, 2026, subsequent to this Consolidated Scheduled of Investments dated June 30, 2026, we closed on the sale of our equity interest in Valley Electric and concurrently received full repayment on our debt investments. Refer to Note 18. Subsequent Events for additional information.
(30)As of June 30, 2026, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC, the parent company of Nixon, Inc.
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
(33)As of June 30, 2026, the residual profit interest includes 8.33% of TLA, TLD and TLE residual profit calculated quarterly in arrears. The investments in TLA and TLD are subject to a maximum SOFR of 4.00%.
(34)Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.99% ownership interest of Pacific World as of June 30, 2026. As a result, Prospect’s investment in Pacific World is classified as a control investment.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2026
(35)The following shows the composition of our investment portfolio at amortized cost by control designation, investment type and by industry as of June 30, 2026:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Amortized Cost Total
Control Investments
Aerospace & Defense	$54,780	$—	$—	$—	$38,679	$93,459
Commercial Services & Supplies	87,424	—	—	7,200	28,773	123,397
Construction & Engineering	83,859	—	—	—	12,053	95,912
Consumer Finance	564,568	61,802	—	—	134,222	760,592
Distributors	10,650	—	—	—	2,000	12,650
Diversified Consumer Services	700	—	—	—	2,378	3,078
Energy Equipment & Services	169,468	—	—	—	175,658	345,126
Residential Real Estate Investment Trusts (REITs)	876,859	—	—	—	20,030	896,889
Health Care Providers & Services	384,823	—	—	—	45,118	429,941
Household Durables	96,357	—	—	—	3,400	99,757
Machinery	61,322	—	—	—	6,866	68,188
Marine Transport	—	—	—	—	47,967	47,967
Media	29,723	—	—	—	—	29,723
Online Lending	—	—	—	—	—	—
Personal Care Products	122,445	—	—	—	238,494	360,939
Trading Companies & Distributors	—	—	—	—	—	—
Total Control Investments	$2,542,978	$61,802	$—	$7,200	$755,638	$3,367,618
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$12,835	$12,835
Textiles, Apparel & Luxury Goods	—	—	—	—	—	—
Total Affiliate Investments	$—	$—	$—	$—	$12,835	$12,835
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$121,447	$95,000	$—	$—	$—	$216,447
Automobile Components	33,512	67,000	—	—	25,802	126,314
Commercial Services & Supplies	147,365	153,400	—	—	5,000	305,765
Construction & Engineering	19,252	—	—	—	3,343	22,595
Distributors	310,501	8,351	—	—	59,328	378,180
Diversified Consumer Services	103,214	—	—	—	—	103,214
Diversified Telecommunication Services	186,687	59,071	—	—	—	245,758
Financial Services	77,832	—	—	—	—	77,832
Food Products	18,457	69,063	—	—	—	87,520
Health Care Providers & Services	207,226	85,129	—	—	54,621	346,976
Health Care Technology	126,176	—	—	—	—	126,176
Hotels, Restaurants & Leisure	30,681	—	—	—	—	30,681
Interactive Media & Services	87,850	—	—	—	—	87,850
IT Services	51,818	19,690	—	—	2,500	74,008
Leisure Products	70,188	—	—	—	1	70,189
Machinery	13,608	—	—	—	—	13,608
Media	86,205	—	—	—	—	86,205
Personal Care Products	10,577	—	—	—	2,111	12,688
Pharmaceuticals	122,789	—	—	—	—	122,789
Professional Services	80,377	—	—	—	13,779	94,156
Software	47,982	136,006	—	—	—	183,988
Specialty Retail	10,791	—	—	—	23,898	34,689
Textiles, Apparel & Luxury Goods	66,071	—	—	—	19,109	85,180
Structured Finance(A)	—	—	2,108	—	—	2,108
Total Non-Control/Non-Affiliate	$2,030,606	$692,710	$2,108	$—	$209,492	$2,934,916
Total Portfolio Investment Cost	$4,573,584	$754,512	$2,108	$7,200	$977,965	$6,315,369

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2026
The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of June 30, 2026:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Control Investments
Aerospace & Defense	$54,780	$—	$—	$—	$69,479	$124,259	4.2%
Commercial Services & Supplies	74,837	—	—	5,195	11,779	91,811	3.2%
Construction & Engineering	83,859	—	—	—	209,995	293,854	10.1%
Consumer Finance	527,813	61,802	—	—	559,538	1,149,153	39.2%
Distributors	6,710	—	—	—	—	6,710	0.2%
Diversified Consumer Services	700	—	—	—	3,128	3,828	0.1%
Energy Equipment & Services	141,279	—	—	—	—	141,279	4.8%
Residential Real Estate Investment Trusts (REITs)	876,859	—	—	—	204,737	1,081,596	36.9%
Health Care Providers & Services	340,451	—	—	—	—	340,451	11.7%
Household Durables	96,357	—	—	—	12,208	108,565	3.7%
Machinery	61,322	—	—	—	37,153	98,475	3.4%
Marine Transport	—	—	—	—	12,077	12,077	0.4%
Media	29,723	—	—	—	50,081	79,804	2.7%
Personal Care Products	112,412	—	—	—	—	112,412	3.8%
Trading Companies & Distributors	—	—	—	—	—	—	—%
Structured Finance(A)	—	—	—	—	—	—	—%
Total Control Investments	$2,407,102	$61,802	$—	$5,195	$1,170,175	$3,644,274	124.4%
Fair Value % of Net Assets	82.1%	2.1%	—%	0.2%	40.0%	124.4%
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$30,447	$30,447	1.0%
Textiles, Apparel & Luxury Goods	—	—	—	—	—	—	—%
Total Affiliate Investments	$—	$—	$—	$—	$30,447	$30,447	1.0%
Fair Value % of Net Assets	—%	—%	—%	—%	1.0%	1.0%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$72,633	$95,000	$—	$—	$—	$167,633	5.7%
Automobile Components	1,192	28,578	—	—	439	30,209	1.0%
Commercial Services & Supplies	147,877	153,500	—	—	22,257	323,634	11.2%
Construction & Engineering	19,252	—	—	—	3,343	22,595	0.8%
Distributors	316,707	7,416	—	—	23,796	347,919	11.9%
Diversified Consumer Services	9,611	—	—	—	—	9,611	0.3%
Diversified Telecommunication Services	182,006	8,429	—	—	—	190,435	6.5%
Financial Services	77,832	—	—	—	—	77,832	2.6%
Food Products	14,877	69,380	—	—	—	84,257	2.9%
Health Care Providers & Services	219,882	47,487	—	—	150,868	418,237	14.3%
Health Care Technology	123,898	—	—	—	—	123,898	4.3%
Hotels, Restaurants & Leisure	28,097	—	—	—	—	28,097	1.0%
Household Durables	—	—	—	—	—	—	—%
Interactive Media & Services	87,850	—	—	—	—	87,850	3.0%
IT Services	49,678	7,126	—	—	769	57,573	2.0%
Leisure Products	70,188	—	—	—	—	70,188	2.4%
Machinery	13,608	—	—	—	—	13,608	0.5%
Media	84,908	—	—	—	—	84,908	2.9%
Personal Care Products	10,577	—	—	—	1,028	11,605	0.4%
Pharmaceuticals	141,316	—	—	—	—	141,316	4.8%
Professional Services	79,581	—	—	—	12,591	92,172	3.1%
Software	47,982	100,490	—	—	—	148,472	5.0%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2026

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Specialty Retail	7,829	—	—	—	—	7,829	0.3%
Textiles, Apparel & Luxury Goods	74,451	—	—	—	50,714	125,165	4.2%
Structured Finance (A)	—	—	2,794	—	—	2,794	0.1%
Total Non-Control/Non-Affiliate	$1,881,832	$517,406	$2,794	$—	$265,805	$2,667,837	91.1%
Fair Value % of Net Assets	64.3%	17.7%	0.1%	—%	9.1%	91.1%
Total Portfolio	$4,288,934	$579,208	$2,794	$5,195	$1,466,427	$6,342,558	216.5%
Fair Value % of Net Assets	146.4%	19.8%	0.1%	0.2%	50.1%	216.5%
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2026

(36)The interest rate on the below list of investments, which excludes those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of June 30, 2026:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Aventiv Technologies, LLC - Third Out Super Priority First Lien Term Loan	9.08%	—%	9.08%	(A)
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan	11.49%	—%	11.49%	(A)
Belnick, LLC (d/b/a The Ubique Group) - First Lien Term Loan	12.50%	—%	12.50%	(B)
CP Energy Services Inc. - First Lien Term Loan	12.99%	—%	12.99%
CP Energy Services Inc. - First Lien Term Loan	5.54%	7.45%	12.99%
CP Energy Services Inc. - First Lien Term Loan	—%	12.99%	12.99%
CP Energy Services Inc. - First Lien Term Loan	12.99%	—%	12.99%
CP Energy Services Inc. - First Lien Term Loan A to Spartan Energy Services, LLC	—%	11.99%	11.99%	(C)
CP Energy Services Inc. - Incremental First Lien Term Loan A to Spartan Energy Services, LLC	—%	11.99%	11.99%	(C)
Discovery Point Retreat, LLC - First Lien Delayed Draw Term Loan	—%	—%	5.00%
Druid City Infusion, LLC - First Lien Convertible Note to Druid City Intermediate, Inc.	2.00%	—%	2.00%
First Tower Finance Company LLC - First Lien Term Loan	—%	16.00%	16.00%	(D)
Help/Systems Holdings, Inc. (d/b/a Forta, LLC) - Second Lien Term Loan	9.00%	—%	9.00%
InterDent, Inc. - First Lien Term Loan B	7.00%	—%	7.00%
InterDent, Inc. - First Lien Delayed Draw Term Loan B	7.00%	—%	7.00%
Lucky US BuyerCo LLC - First Lien Revolving Line of Credit	2.00%	—%	2.00%
Lucky US BuyerCo LLC - First Lien Term Loan	2.00%	—%	2.00%
MITY, Inc. - First Lien Term Loan B	—%	10.00%	10.00%
National Property REIT Corp. - First Lien Term Loan A	—%	2.00%	2.00%
National Property REIT Corp. - First Lien Term Loan D	—%	2.00%	2.00%
National Property REIT Corp. - First Lien Term Loan E	—%	7.00%	7.00%
Nationwide Loan Company LLC - First Lien Delayed Draw Term Loan A	10.00%	—%	10.00%	(E)
Nationwide Loan Company LLC - First Lien Delayed Draw Term Loan B	10.00%	—%	10.00%	(E)
New WPCC Parent, LLC - First Lien Term Loan	—%	8.00%	8.00%
New WPCC Parent, LLC - Series A Preferred Interests	13.00%	—%	13.00%
Pacific World Corporation - First Lien Term Loan A	6.60%	1.30%	7.90%
QC Holdings TopCo, LLC - Second Lien Term Loan	—%	14.00%	14.00%	(F)
QC Holdings TopCo, LLC - Second Lien Delayed Draw Term Loan	—%	14.00%	14.00%	(F)
Recovery Solutions Parent, LLC - First Lien Term Loan	—%	5.00%	5.00%
Redstone Holdco 2 LP - First Lien Third Out Term Loan	12.00%	—%	12.00%
Rising Tide Holdings, Inc. - First In Last Out Term Loan	30.00%	—%	30.00%	(G)
Rising Tide Holdings, Inc. - First In Last Out Term Loan	20.00%	—%	20.00%	(G)
Rising Tide Holdings, Inc. - First Lien First Out Term Loan	15.00%	—%	15.00%
Rising Tide Holdings, Inc. - First Lien Second Out Term Loan	12.00%	—%	12.00%
Safety Solutions Financing, LLC - Series B Preferred Units of BFC-SDR, LLC	8.00%	—%	8.00%
ShiftKey, LLC - First Lien Term Loan	0.50%	—%	0.50%
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Convertible Term Loan B	2.00%	—%	2.00%
Shoes West, LLC (d/b/a Taos Footwear) - Class A Preferred Units of Taos Footwear Holdings, LLC	8.00%	—%	8.00%
STG Distribution, LLC - First Out Term Loan	—%	—%	7.25%
STG Distribution, LLC - First Lien First Out DIP Roll Up	8.00%	—%	8.00%
STG Distribution, LLC - First Lien DIP Term Loan	8.00%	—%	8.00%
Strategic Chemical Solutions Corp. (f/k/a USES Corp.) - First Lien Equipment Term Loan	9.43%	3.47%	12.90%	(H)
Town & Country Holdings, Inc. - First Lien Term Loan	—%	5.00%	5.00%
Universal Turbine Parts, LLC - Preferred A Units	12.75%	—%	12.75%
Upstream Holdco, Inc. - Second Lien Term Loan	13.27%	—%	13.27%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2026

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Upstream Holdco, Inc. - Second Lien Term Loan	12.67%	—%	12.67%
Valley Electric Company, Inc. - First Lien Term Loan to Valley Electric Co. of Mt. Vernon, Inc.	—%	2.50%	2.50%
Valley Electric Company, Inc. - First Lien Term Loan	—%	10.00%	10.00%
Valley Electric Company, Inc. - First Lien Term Loan B	—%	5.50%	5.50%
Victor Technology, LLC - First Lien Term Loan	—%	11.49%	11.49%	(I)
Wellful Inc. - Second Out First Lien Term Loan	—%	10.24%	10.24%
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
(C) On August 22, 2022, the Spartan Energy Services, LLC Twenty-Fifth Amendment to Amended and Restated Senior Secured Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 11.99%.
(D) On December 30, 2025, the First Tower Finance Company LLC Amendment No. 16 was amended to reduce the PIK rate to 5.00% and allow the interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 16.00%.
(E) The Nationwide Loan Company LLC Delayed Draw Term Loan agreement allows for a portion of interest accruing in cash to be payable in kind.
(F) The Amended QC Holdings TopCo, LLC Senior Secured Term Loan Agreement dated September 30, 2025, allows for a portion of interest accruing in cash to be payable in kind.
(G) The Rising Tide Holdings, Inc. Amended and Restated ABL Credit Agreement allows for all or a portion of interest to be payable in kind.
(H) On March 28, 2023, the Strategic Chemical Solutions Corp. (f/k/a USES Corp.) First Lien Equipment Term loan was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 12.90%.
(I) On May 1, 2026, the Victor Technology, LLC First Lien Term Loan was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 11.49%.

(37)As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2026 with these controlled investments were as follows:

Controlled Companies	Fair Value at June 30, 2025	Gross Additions (Cost)(A)	Gross Reductions (Cost) (B)	Net unrealized gains (losses)	Fair Value at June 30, 2026		Interest income	Dividend income	Other income	Net realized gains (losses)
Belnick, LLC (d/b/a The Ubique Group)	$51,166	$11,505	$—	$45,894	$108,565		$11,508	$—	$50	$—
CP Energy Services Inc.	85,359	10,853	—	(13,389)	82,823		13,355	—	—	—
CP Energy - Spartan Energy Services, LLC	36,830	9,952	—	11,674	58,456		6,898	—	—	—
Credit Central Loan Company, LLC	78,736	2,714	—	(24,913)	56,537		6,355	—	—	—
Echelon Transportation, LLC	65,653	—	(110,320)	44,667	—		1,297	—	—	(52,334)
First Tower Finance Company LLC	760,518	10,959	(2,867)	192,168	960,778		71,975	—	328	—
Freedom Marine Solutions, LLC	11,660	850	—	(433)	12,077		—	—	—	—
InterDent, Inc.	338,781	35,916	—	(34,246)	340,451		42,685	—	—	—
Kickapoo Ranch Pet Resort	3,917	—	—	(89)	3,828		81	—	—	—
MITY, Inc.	94,418	7,123	—	(19,105)	82,436		9,590	—	178	19
National Property REIT Corp.	1,300,972	47,564	(73,323)	(193,617)	1,081,596		60,395	—	—	—
Nationwide Loan Company LLC	36,780	1,049	—	(6,097)	31,732		1,049	—	—	—
NMMB, Inc.	72,207	—	—	7,597	79,804		3,820	2,112	—	2,108
Pacific World Corporation	107,970	24,826	—	(20,384)	112,412		9,775	—	418	—
QC Holdings TopCo, LLC	77,286	6,805	—	16,015	100,106		13,767	—	—	—
R-V Industries, Inc.	105,577	14,000	—	(21,102)	98,475		6,333	13,288	—	—
Strategic Chemical Solutions Corp. (f/k/a USES Corp.)	14,518	1,405	(66,219)	59,671	9,375		2,826	—	6	(66,219)
Universal Turbine Parts, LLC	102,728	6,179	(248)	15,600	124,259		6,043	6,179	—	—
Valley Electric Company, Inc.	351,291	—	—	(57,437)	293,854		12,538	10,924	666	—
Victor Technology, LLC (C)	—	12,950	(300)	(5,940)	6,710	(C)	619	—	13	—
Total	$3,696,367	$204,650	$(253,277)	$(3,466)	$3,644,274		$280,909	$32,503	$1,659	$(116,426)
(A) Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, OID accretion and PIK interest, and any transfer of investments.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2026
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

(38)As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2026 with these affiliated investments were as follows:

Affiliated Companies	Fair Value at June 30, 2025	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at June 30, 2026	Interest income	Dividend income	Other income	Net realized gains (losses)
Nixon, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
RGIS Services, LLC	27,057	1,099	—	2,291	30,447	—	1,612	—	—
Total	$27,057	$1,099	$—	$2,291	$30,447	$—	$1,612	$—	$—
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2026

(39)Acquisition date represents the date of PSEC’s initial investment. Follow-on acquisitions have occurred on the following dates to arrive at PSEC’s current investment as of June 30, 2026 (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments) (see endnote 40 for NPRC equity follow-on acquisitions):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Apidos CLO XV	Subordinated Structured Note	3/29/2018	$6,480
Apidos CLO XXII	Subordinated Structured Note	2/24/2020	1,912
Atlantis Health Care Group (Puerto Rico), Inc.	First Lien Term Loan	12/9/2016	42,000
Aventiv Technologies, LLC	Second Out Super Priority First Lien Term Loan	6/28/2024	834
Aventiv Technologies, LLC	Super Priority Second Lien Term Loan	3/4/2025	595
Aventiv Technologies, LLC	Second Out Super Priority First Lien Term Loan	1/2/2025	105
Barings CLO 2018-III	Subordinated Structured Note	5/18/2018	9,255
BCPE North Star US Holdco 2, Inc.	Second Lien Term Loan	12/30/2021, 10/28/2022	70,133
BCPE Osprey Buyer, Inc.	First Lien Delayed Draw Term Loan	9/26/2023	4,639
Belnick, LLC	First Lien Term Loan	6/27/2022, 12/1/2023	18,000
Cent CLO 21 Limited	Subordinated Structured Note	7/12/2018	1,024
Collections Acquisition Company, Inc.	First Lien Term Loan	1/13/2022, 3/14/2024, 10/30/2025	25,850
CP Energy Services Inc.	First Lien Term Loan	8/31/2023	2,900
CP Energy Services Inc.	First Lien Delayed Draw Term Loan	3/25/2025, 6/24/2025, 9/25/2025, 3/30/2026, 6/24/2026	10,600
CP Energy Services Inc.	First Lien Term Loan A to Spartan Energy Services, LLC	4/9/2021, 1/10/2022, 2/10/2023, 6/7/2024, 11/13/2024, 1/9/2025, 3/25/2025, 6/24/2025, 9/25/2025, 12/17/2025, 2/25/2026, 6/24/2026	32,181
CP Energy Services Inc.	Common Stock	10/11/2013, 12/26/2013, 4/6/2018, 12/31/2019	69,586
Credit Central Loan Company, LLC	Class A Units	12/28/2012, 3/28/2014, 6/26/2014, 9/28/2016, 8/21/2019	11,975
Credit Central Loan Company, LLC	First Lien Term Loan	6/26/2014, 9/28/2016, 12/16/2022, 1/27/2023, 9/30/2025	48,310
Credit Central Loan Company, LLC	Preferred Class P Shares	1/27/2023	1,540
Discovery Point Retreat, LLC	First Lien Term Loan	5/9/2025	3,700
Discovery Point Retreat, LLC	Series A Preferred Stock	2/18/2026	750
DRI Holding, Inc.	First Lien Term Loan	4/26/2022, 7/21/2022	12,999
DRI Holding, Inc.	Second Lien Term Loan	5/18/2022	10,000
Druid City Infusion, LLC	First Lien Term Loan	3/6/2026	6,364
Echelon Transportation, LLC	Membership Interest	3/31/2014, 9/30/2014, 12/9/2016	22,488
Emerge Intermediate, Inc.	First Lien Term Loan	6/14/2024	1,467
Eze Castle Integration, Inc. (f/k/a/ H.I.G. ECI Merger Sub, Inc.)	First Lien Delayed Draw Term Loan	10/7/2022, 9/5/2023, 1/10/2025	2,576
First Brands Group	First Lien Term Loan	4/27/2022, 9/19/2025	8,880
First Brands Group	Second Lien Term Loan	5/12/2022	4,938
First Tower Finance Company LLC	Class A Units	12/30/2013, 6/24/2014, 12/15/2015, 11/21/2016, 3/9/2018	39,885
First Tower Finance Company LLC	First Lien Term Loan to First Tower, LLC	12/15/2015, 3/9/2018, 3/24/2022, 5/30/2025, 6/27/2025	60,548
Freedom Marine Solutions, LLC	Membership Interest	10/1/2009, 12/22/2009, 1/13/2010, 3/30/2010, 5/13/2010, 2/14/2011, 4/28/2011, 7/7/2011, 10/20/2011, 10/30/2015, 1/7/2016, 4/11/2016, 8/11/2016, 1/30/2017, 4/20/2017, 6/13/2017, 8/30/2017, 1/17/2018, 2/15/2018, 5/8/2018, 10/31/2018, 5/14/2021, 4/18/2022, 2/15/2023, 7/2/2024, 8/12/2025, 2/18/2026	43,943
Galaxy XV CLO, Ltd.	Subordinated Structured Note	8/21/2015, 3/10/2017	9,161
Galaxy XXVII CLO, Ltd.	Subordinated Structured Note	6/11/2015	1,460
Help/Systems Holdings, Inc.	Second Lien Term Loan	5/11/2021, 10/14/2021	54,649
Imperative Worldwide, LLC (f/k/a MAGNATE WORLDWIDE, LLC)	First Lien Term Loan	10/26/2022, 6/1/2023, 9/30/2024	8,190
Interdent, Inc.	First Lien Term Loan A	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014, 7/14/2021, 3/28/2022	93,903
Interdent, Inc.	First Lien Term Loan B	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2026

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Interdent, Inc.	First Lien Delayed Draw Term Loan B	12/20/2024, 3/24/2025, 5/27/2025, 6/23/2025, 9/25/2025, 12/23/2025, 3/26/2026, 6/25/2026	32,000
K&N HoldCo, LLC	Class A Common Units	7/31/2024	105
Kickapoo Ranch Pet Resort	Membership Interest	10/21/2019, 12/4/2019	28
LCM XIV Ltd.	Subordinated Structured Note	9/25/2015, 5/18/2018	9,422
Lucky US BuyerCo LLC	First Lien Revolving Line of Credit	3/21/2024, 6/24/2024, 3/31/2025, 7/15/2025, 12/11/2025	2,520
MITY, Inc.	Common Stock	6/23/2014	7,200
MITY, Inc.	First Lien Term Loan A	1/17/2017, 3/23/2021, 2/14/2024, 3/15/2024, 5/15/2024, 9/16/2024, 12/3/2024, 4/4/2025, 10/29/2025, 1/26/2026, 3/20/2026	25,764
MITY, Inc.	First Lien Term Loan B	1/17/2017, 6/3/2019	11,000
MITY, Inc.	Series A Redeemable Preferred Stock	1/26/2026, 3/20/2026	720
Nationwide Loan Company LLC	Class A Units	3/28/2014, 6/18/2014, 9/30/2014, 6/29/2015, 3/31/2016, 8/31/2016, 5/31/2017, 10/31/2017	20,469
Nationwide Loan Company LLC	First Lien Delayed Draw Term Loan A	6/26/2024	2,250
Nationwide Loan Company LLC	First Lien Delayed Draw Term Loan B	3/6/2025	3,000
National Property REIT Corp.	First Lien Term Loan A	4/3/2020, 5/15/2020, 6/10/2020, 7/29/2020, 8/14/2020, 9/15/2020,10/15/2020, 10/30/2020, 11/10/2020, 11/13/2020, 11/19/2020, 12/11/2020, 1/27/2021, 2/25/2021, 3/11/2021, 5/14/2021, 6/14/2021, 6/25/2021, 8/16/2021, 11/15/2021, 11/26/2021, 12/1/2021, 12/28/2021, 1/14/2022, 2/15/2022, 3/17/2022, 3/28/2022, 4/1/2022, 4/7/2022, 5/24/2022, 6/6/2022, 7/5/2022, 8/31/2022, 10/6/2022, 1/10/2023, 2/28/2023, 4/4/2023, 4/6/2023, 4/28/2023, 6/9/2023, 6/14/2023, 7/5/2023, 7/14/2023, 8/31/2023, 9/29/2023, 10/4/2023, 10/20/2023, 11/30/2023, 1/3/2024, 1/18/2024, 2/29/2024, 3/8/2024, 4/2/2024, 5/31/2024, 7/8/2024, 8/30/2024, 10/10/2024, 12/02/2024, 1/6/2025, 1/8/2025, 3/20/2025, 4/3/2025, 5/15/2025, 7/3/2025, 8/18/2025, 3/11/2026, 5/7/2026, 5/18/2026	981,032
National Property REIT Corp.	First Lien Term Loan E	6/26/2024	35,300
New WPCC Parent, LLC	First Lien Term Loan	7/8/2025, 7/9/2025, 9/26/2025, 1/15/2026, 5/29/2026	12,158
New WPCC Parent, LLC	Series A Preferred Interests	9/4/2025, 9/11/2025, 9/12/2025, 11/14/2025, 12/17/2025, 2/6/2026, 2/11/2026	1,123
NEW WPCC PARENT, LLC.	Class A Common Interests	11/14/2025, 12/17/2025, 2/6/2026, 2/11/2026, 2/20/2026	67
NMMB, Inc.	First Lien Term Loan	12/30/2019, 3/28/2022	40,100
Octagon Investment Partners XV, Ltd.	Subordinated Structured Note	4/27/2015, 8/3/2015, 6/27/2017	10,516
Pacific World Corporation	Convertible Preferred Equity	4/3/2019, 4/29/2019, 6/3/2019, 10/4/2019, 11/12/2019, 12/20/2019, 1/7/2020, 3/5/2020, 12/30/2021, 1/26/2024, 7/31/2025, 8/15/2025, 9/12/2025, 12/19/2025, 3/26/2026, 4/10/2026	71,800
Pacific World Corporation	First Lien Term Loan A	12/22/2022, 11/25/2024, 3/7/2025	19,900
PeopleConnect Holdings, LLC	First Lien Term Loan	10/21/2021, 2/9/2026	116,229
(Precisely) Vision Solutions, Inc.	Second Lien Term Loan	5/28/2021, 6/24/2021, 6/3/2022	59,333
Preventics, Inc.	First Lien Term Loan 2	4/30/2025	1,900
Preventics, Inc.	Preferred Units	4/30/2025	38
Preventics, Inc.	Preferred Units	4/30/2025	527
QC Holdings TopCo, LLC	Second Lien Delayed Draw Term Loan	1/5/2026, 4/1/2026, 6/26/2026	5,099
Recovery Solutions Parent, LLC	First Lien Term Loan	6/27/2025, 7/8/2025, 1/15/2026, 1/21/2026	12,554
Recovery Solutions Parent, LLC	Common Stock	5/30/2025, 9/4/2025, 9/5/2025, 9/11/2025, 9/15/2025, 9/25/2025, 11/21/2025, 2/18/2026	3,473
RGIS Services, LLC	Membership Interest	5/28/2024, 12/12/2025	2,532
RME Group Holdings Company	First Lien Term Loan B	12/29/2025	2,000
Rosa Mexicano	First Lien Revolving Line of Credit	3/27/2020, 10/13/2023, 2/7/2024, 5/17/2024, 8/12/2025, 11/3/2025, 4/1/2026	7,750
R-V Industries, Inc.	First Lien Term Loan	3/4/2022, 9/25/2023, 11/24/2025	17,700
R-V Industries, Inc.	Common Stock	12/27/2016	1,854
Shiftkey, LLC	First Lien Term Loan	8/26/2022, 9/14/2022, 9/23/2022	39,450
STG Distribution, LLC	First Lien DIP Term Loan	1/29/2026, 2/13/2026	2,925
The RK Logistics Group, Inc.	Class B Common Units	12/19/2023	1,250
The RK Logistics Group, Inc.	First Lien Term Loan	6/28/2024	13,000
Town & Country Holdings, Inc.	First Lien Term Loan	7/13/2018, 7/16/2018, 2/27/2024, 3/28/2024, 4/23/2024	115,000
Town & Country Holdings, Inc.	Class B of Town & Country TopCo LLC	10/18/2024, 12/27/2024, 1/10/2025, 5/7/2025, 7/11/2025, 10/1/2025, 1/7/2026, 3/20/2026, 4/1/2026	50,882
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2026

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

(42)This investment represents a Level 2 security in the ASC 820 table as of June 30, 2026. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.
(43)Investment provides future right to acquire voting securities not beneficially owned, subject to certain terms and conditions, including prior notice, which if exercised, could result in such investment becoming an affiliate or control investment.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2026
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

(48)Prospect owns 100% of the equity of Victor Holdings of Delaware, LLC (“Victor Holdings”), a Consolidated Holding Company. During the year ended June 30, 2026, Victor Holdings acquired 100% of the equity interest in VTI Acquisition, Inc. (“VTI”) and 99.90% of the equity interest in Victor Technology, LLC (“Victor Technology”), with VTI owning the remaining 0.1%. As a result, Prospect’s investment in Victory Technology is classified as a control investment as of June 30, 2026. Victor Technology is a manufacturer and distributor of office supplies, including calculators, standing desks, organizers and paperclips.

(49)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the All-in Rate and PIK Rate represents the cash rate as of June 30, 2026.

(50)The Prospect owns 100% of the equity of R-V Holdings of Delaware, LLC (“R-V Holdings”), a Consolidated Holding Company. R-V Holdings owns 90.28% of the fully-diluted equity of R-V Industries, Inc.

(51)First Brands is progressing towards an exit from bankruptcy via a liquidating Chapter 11 plan. Given case complexities, the lenders have executed a forbearance into a Forbearance Agreement (approved by the Bankruptcy Court via Stipulation and Agreed Order entered July 29, 2026) instead of a maturity extension. Additionally, the disclosed interest for First Lien Term Loan A and First Lien Term Loan B represents the default rate, which became effective June 29, 2026 per the Forbearance Agreement.

Additional Information - Derivative instrument held at fair value:

Counterparty	Contract	Currency Purchased (1)	Currency Sold	Settlement Date	Maturity Date Range	Derivative Asset Fair Value	% of Net Assets	Derivative Liability Fair Value	% of Net Assets (2)
Mizuho Capital Markets LLC	Foreign Currency Forward Contracts	ILS 680,773	$221,317	10/28/2025	9/23/2026 - 12/23/2030	$18,900	0.6%	$—	—%
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
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of June 30, 2025:

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

Prospect is a financial services company that primarily lends to and invests in middle market privately-held companies. We are a closed-end investment company incorporated in Maryland. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we have elected to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We were organized on April 13, 2004, and were funded in an initial public offering completed on July 27, 2004.

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
We consolidate certain of our wholly owned and substantially wholly owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements and are collectively referred to as the “Consolidated Holding Companies”: Belnick Holdings of Delaware, LLC (“Belnick Delaware”); CP Holdings of Delaware LLC (“CP Holdings”); Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC (“First Tower Delaware”); MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc. (“NMMB Holdings”); NPH Property Holdings, LLC (“NPH”); NPH Holdco LLC (“NPH Holdco”); Prospect Opportunity Holdings I, Inc. (“POHI”); R-V Holdings of Delaware, LLC (“R-V Holdings”); SB Forging Company, Inc. (“SB Forging”); STI Holding, Inc.; UTP Holdings Group Inc. (“UTP Holdings”); Valley Electric Holdings I, Inc. (“Valley Holdings I”); Valley Electric Holdings II, Inc. (“Valley Holdings II”); and Victor Holdings of Delaware, LLC (“Victor Holdings”).
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
Restricted cash relates to a contractual requirement for our Revolving Credit Facility to maintain a minimum cash balance in a reserve account. The contractual requirement is based upon our outstanding borrowing on our Revolving Credit Facility. Additionally, as of June 30, 2026, restricted cash may also include collateral posted to cover variation margin that may be restricted until the position is closed out. This balance is required by our custody control agreement to be held in a custody account.
Reclassifications
Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the year ended June 30, 2026. See Note 12. Income Taxes and Note 16. Financial Highlights.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of June 30, 2026 and June 30, 2025, our qualifying assets as a percentage of total assets, stood at 81.94% and 85.27%, respectively.

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
Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific identification method. Amounts for investments traded but not yet settled are reported in Due to Broker or Due from Broker, in the Consolidated Statements of Assets and Liabilities. As of June 30, 2026 and June 30, 2025, we have no assets going through foreclosure.
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
Our non-CLO investments that are classified as Level 3 are primarily valued utilizing a discounted cash flow, enterprise value (“EV”) waterfall, asset recovery analysis, deficiency claims analysis, or an option pricing model. The discounted cash flow converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The fair value measurement is based on the net present value indicated by current market expectations about those future amounts. Under the EV waterfall, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market (multiples) valuation approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent merger and acquisitions transactions, and/or a discounted cash flow. The asset recovery analysis is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The deficiency claim analysis approximates the potential recoveries from claims after liquidation. The option pricing model considers the optionality of certain equity positions when there is a limitation to exit or effectuate a sale. The model utilizes the underlying price, the strike or exercise price, interest rate, volatility, and time to expiration date.

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
Convertible Notes
Our previously outstanding 6.375% convertible notes due 2025, which matured during the fiscal year ended June 30, 2025, are referred to as the “2025 Notes” or the “Convertible Notes”. We recorded the Convertible Notes at their contractual amounts and at issuance, we determined that the embedded conversion options in the Convertible Notes are not required to be separately accounted for as a derivative under ASC 815, Derivatives and Hedging. The Convertible Notes were repaid at maturity on March 3, 2025. See Note 5 for activity recorded during the year ended June 30, 2025.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectability of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and payment-in-kind (“PIK”) interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of June 30, 2026 and June 30, 2025, approximately 0.7% and 0.3%, respectively, of our total assets at fair value are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of June 30, 2026, we do not expect to have any excise tax due for the 2026 calendar year. Thus, we have not accrued any excise tax for the year ended June 30, 2026.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of June 30, 2026, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations, and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2023 and thereafter remain subject to examination by the Internal Revenue Service.
Taxable Subsidiaries
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. As of June 30, 2026, and June 30, 2025, no net tax benefit or expense was recorded since they did not result in a material provision for income taxes. As of June 30, 2026, and June 30, 2025, the net deferred tax asset or liability was not material to the financial statements after taking into account valuation allowances.

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Financing Costs
We record origination expenses related to our Revolving Credit Facility as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation for our Revolving Credit Facility. Debt issuance costs and origination discounts related to our Convertible Notes, 3.364% 2026 Notes, and 3.437% 2028 Notes are presented net against the outstanding principal of the respective instrument and amortized as part of interest expense using the effective interest method over the stated life of the respective instrument. Debt issuance costs and origination discounts related to our 5.50% 2030 Notes (collectively, with our 3.364% 2026 Notes and 3.437% 2028 Notes, our “Public Notes”) and Prospect Capital InterNotes® (collectively, with our Public Notes, our “Unsecured Notes”) are net against the outstanding principal amount of our 5.50% 2030 Notes and Prospect Capital InterNotes®, respectively, and are amortized as part of interest expense using the straight-line method over the stated maturity of the respective note. In the event that we modify or extinguish our debt before maturity, we follow the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Revolving Credit Facility, any unamortized deferred costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our Unsecured Notes, any unamortized deferred costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.

Unamortized deferred financing costs are presented as a direct deduction to the respective Unsecured Notes (see Notes 5, 6, and 7).
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) or Israeli Securities Authority (“ISA”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or reclassified to deferred debt issuance costs upon the receipt of proceeds from a debt offering and are presented and amortized in accordance with the above policy. The prepaid expenses are charged to expense if no offering is completed. As of June 30, 2026 and June 30, 2025, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.

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
Although the Company has the ability to offset derivative assets and liabilities that may be received or paid as part of collateral arrangements in the Consolidated Statement of Assets and Liabilities in accordance with the applicable offsetting guidance, the Company has elected not to offset and therefore presents derivative assets and derivative liabilities on a gross basis. The Company also does not offset the fair value of derivative instruments against cash collateral posted or received.

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
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 during the year ended June 30, 2026 and concluded that the application of this guidance did not have a material impact on its consolidated financial statements.

Note 3. Portfolio Investments
As of June 30, 2026, we had investments in 91 portfolio companies and other portfolio investments, which had an amortized cost of $6,315,369 and a fair value of $6,342,558. As of June 30, 2025, we had investments in 97 portfolio companies, which had an amortized cost of $6,693,501 and a fair value of $6,673,516.
The original cost basis of debt and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $453,597 and $892,598 during the years ended June 30, 2026 and June 30, 2025, respectively. Debt repayments and considerations from sales of equity securities of approximately $581,994 and $1,302,673 were received during the years ended June 30, 2026 and June 30, 2025, respectively.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

The following table shows the composition of our investment portfolio as of June 30, 2026 and June 30, 2025:

	June 30, 2026		June 30, 2025
	Cost	Fair Value	Cost	Fair Value
First Lien Revolving Line of Credit	$78,795	$72,378	$83,721	$81,551
First Lien Debt(1)	4,494,789	4,216,556	4,636,795	4,381,227
Second Lien Revolving Line of Credit	1,854	1,854	—	—
Second Lien Debt	752,658	577,354	965,712	765,806
Unsecured Debt	7,200	5,195	7,200	5,403
Subordinated Structured Notes	2,108	2,794	37,840	35,002
Equity	977,965	1,466,427	962,233	1,404,527
Total Investments	$6,315,369	$6,342,558	$6,693,501	$6,673,516
(1) First lien debt includes loans that the Company classifies as “unitranche” and loans classified as “first lien last out”. The total amortized cost and fair value of the unitranche and/or last out loans were $219,582 and $155,717, respectively, as of June 30, 2026. The total amortized cost and fair value of the unitranche and/or last out loans were $201,585 and $166,464, respectively, as of June 30, 2025.

The following table shows the fair value of our investments and derivative instruments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2026:

	Level 1	Level 2	Level 3	Total
First Lien Revolving Line of Credit	$—	$—	$72,378	$72,378
First Lien Debt(1)	—	1,192	4,215,364	4,216,556
Second Lien Revolving Line of Credit	—	—	1,854	1,854
Second Lien Debt	—	41	577,313	577,354
Unsecured Debt	—	—	5,195	5,195
Subordinated Structured Notes	—	—	2,794	2,794
Equity	—	—	1,466,427	1,466,427
Total Investments	$—	$1,233	$6,341,325	$6,342,558
Derivative Instruments(2)
Foreign currency forward contracts - Assets	$—	$18,900	$—	$18,900
Total Foreign currency forward contracts - Assets	$—	$18,900	$—	$18,900
Foreign currency forward contracts - Liabilities	$—	$—	$—	$—
Total Foreign currency forward contracts - Liabilities	$—	$—	$—	$—
(1) First lien debt includes loans that the Company classifies as “unitranche”. The total amortized cost and fair value of the unitranche loan was $219,582 and $155,717, respectively, as of June 30, 2026.
(2) All foreign currency forward contracts are designated in hedge relationships.

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

The following tables show the aggregate changes in the fair value of our Level 3 investments during the year ended June 30, 2026:

	First Lien Revolving Line of Credit	First Lien Debt(2)	Second Lien Revolving Line of Credit	Second Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2025	$81,551	$4,338,576	$—	$726,372	$5,403	$35,002	$1,404,527	$6,591,431
Net realized (losses) gains on investments	—	(65,745)	—	(102,859)	19	(5,484)	(50,226)	(224,295)
Net change in unrealized (losses) gains	(5,403)	9,598	—	64,933	(208)	3,526	46,167	118,613
Net realized and unrealized (losses) gains	(5,403)	(56,147)	—	(37,926)	(189)	(1,958)	(4,059)	(105,682)
Purchases of portfolio investments	33,949	259,719	5,229	8,359	—	—	58,803	366,059
Payment-in-kind interest	2,849	57,164	—	5,790	—	—	10,011	75,814
Accretion of discounts and premiums, net	(12)	6,335	—	459	—	—	—	6,782
Decrease to Subordinated Structured Notes cost, net(3)	—	—	—	—	—	(29,611)	—	(29,611)
Repayments and sales of portfolio investments	(27,353)	(443,442)	—	(66,969)	(19)	(639)	(5,355)	(543,777)
Transfers within Level 3(1)	(13,203)	31,203	(3,375)	(17,125)	—	—	2,500	—
Transfers out of Level 3(1)	—	—	—	(48,947)	—	—	—	(48,947)
Transfers into Level 3(1)	—	21,956	—	7,300	—	—	—	29,256
Fair value as of June 30, 2026	$72,378	$4,215,364	$1,854	$577,313	$5,195	$2,794	$1,466,427	$6,341,325

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the year ended June 30, 2026, three of our first lien notes and one of our second lien notes transferred out of Level 3 to Level 2 because inputs to the valuation became observable. During the year ended June 30, 2026, two of our first lien notes transferred out of Level 2 to Level 3 because inputs to the valuation became unobservable. During the year ended June 30, 2026, one of our second lien notes transferred to two first lien loans and three equity positions. In addition, one of our second lien revolving line of credit loans transferred to one second lien loan and two of our first lien revolving line of credit loans transferred to two of our first lien loans.
(2) First lien debt includes loans that the Company classifies as “unitranche” and a loan classified as “first lien last out”. The total amortized cost and fair value of the unitranche and/or last out loans were $219,582 and $155,717, respectively, as of June 30, 2026. The total amortized cost and fair value of the unitranche and/or last out loans were $201,585 and $166,464, respectively, as of June 30, 2025.
(3) Reduction to cost value of our Subordinated Structured Notes investments represents the difference between distributions received, or entitled to be received, for the year ended June 30, 2026, of $29,611 and the effective yield interest income recognized on our Subordinated Structured Notes of $0.

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
For the years ended June 30, 2026 and June 30, 2025, respectively the net change in unrealized (losses) gains on the investments that use Level 3 inputs was $85,896 and $(429,221) for investments still held as of June 30, 2026 and June 30, 2025, respectively.
The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of June 30, 2026 and June 30, 2025:

	June 30, 2026			June 30, 2025
	Cost	Fair Value	% of Portfolio	Cost	Fair Value	% of Portfolio
Consumer Finance	$760,592	$1,149,153	18.1%	$741,932	$953,320	14.3%
Equity Real Estate Investment Trusts (REITs)	896,889	1,081,596	17.1%	922,647	1,300,972	19.5%
Health Care Providers & Services	776,917	758,688	12.0%	767,993	731,527	11.0%
All Other Industries	3,880,971	3,353,121	52.8%	4,260,929	3,687,697	55.2%
Total	$6,315,369	$6,342,558	100.0%	$6,693,501	$6,673,516	100.0%
As of June 30, 2026, portfolio investments located in Mississippi comprised 15.1% of our portfolio at fair value, with a cost of $491,410 and a fair value of $960,778 while portfolio investments located in California comprised 12.7% of our portfolio at fair value, with a cost of $1,123,855 and a fair value of $805,665.
As of June 30, 2025, portfolio investments located in California comprised 11.9% of our portfolio at fair value, with a cost of $1,083,513 and a fair value of $794,097 while portfolio investments located in Mississippi comprised 11.4% of our investments at fair value, with a cost of $483,318 and a fair value of $760,518.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2026 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (3)
First Lien Debt	$1,387,300	Discounted cash flow (Yield analysis)	Market yield	8.0%	to	24.0%	12.0%
First Lien Debt	876,859	Discounted cash flow	Discount Rate	6.5%	to	10.5%	7.3%
			Terminal Cap Rate	5.5%	to	8.3%	6.1%
First Lien Debt	655,124	Enterprise value waterfall (Market approach)	EBITDA multiple	5.3x	to	12.5x	9.7x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	11.3%	to	16.0%	13.3%
First Lien Debt	506,062	Enterprise value waterfall (Market approach)	EBITDA multiple	4.8x	to	10.0x	8.4x
First Lien Debt	460,264	Enterprise value waterfall (Market approach)	Tangible book value multiple	3.5x	to	4.0x	4.0x
			Earnings multiple	8.8x	to	13.3x	13.3x
First Lien Debt	307,175	Enterprise value waterfall (Market approach)	Revenue multiple	0.3x	to	3.0x	1.5x
First Lien Debt	56,537	Enterprise value waterfall (Market approach)	Tangible book value multiple	0.9x	to	1.6x	1.3x
First Lien Debt	18,034	Discounted cash flow (Yield analysis)	Market yield	13.1%	to	13.1%	13.1%
		Option Pricing Model	Expected volatility	50.0%	to	60.0%	60.0%
First Lien Debt	11,012	Enterprise value waterfall (Discounted cash flow)	Discount rate	10.0%	to	20.0%	15.0%
First Lien Debt	9,375	Enterprise value waterfall (Market approach)	Revenue multiple	1.1x	to	1.5x	1.5x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	18.3%	to	20.3%	18.3%
Second Lien Debt	480,118	Discounted cash flow (Yield analysis)	Market yield	11.4%	to	57.7%	17.0%
Second Lien Debt	61,802	Enterprise value waterfall (Market approach)	EBITDA multiple	6.3x	to	7.3x	7.3x
Second Lien Debt	21,402	Enterprise value waterfall (Market approach)	EBITDA multiple	9.3x	to	9.8x	9.5x
		Discounted cash flow (Yield analysis)	Equity rates of return	25.0%	to	30.0%	25.0%
Second Lien Debt	8,429	Enterprise value waterfall (Market approach)	EBITDA multiple	5.3x	to	8.0x	6.6x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	11.3%	to	13.3%	12.3%
Second Lien Debt	7,416	Asset recovery analysis	Recoverable amount	n/a			n/a
Subordinated Structured Notes	2,794	Discounted cash flow	Discount rate (1)	13.8%	to	13.9%	13.9%
Unsecured Debt	5,195	Enterprise value waterfall (Market approach)	EBITDA multiple	5.3x	to	6.8x	6.8x
Preferred Equity	158,791	Enterprise value waterfall (Market approach)	EBITDA multiple	3.5x	to	10.0x	8.7x
Preferred Equity	35,496	Option Pricing Model	Expected volatility	55.0%	to	70.0%	66.9%
		Enterprise value waterfall (Market approach)	EBITDA multiple	6.0x	to	7.5x	7.2x
Liquidation Trust	12,264	Deficiency claim analysis	Recoverable amount	n/a			n/a
Common Equity/Interests/Warrants	503,988	Enterprise value waterfall (Market approach)	EBITDA multiple	4.5x	to	11.3x	8.1x
Common Equity/Interests/Warrants	500,514	Enterprise value waterfall (Market approach)	Tangible book value multiple	3.5x	to	4.0x	4.0x
			Earnings multiple	8.8x	to	13.3x	13.3x

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (3)
Common Equity/Interests/Warrants	187,771	Discounted cash flow	Discount rate	6.5%	to	10.5%	7.3%
			Terminal Cap Rate	5.5%	to	8.3%	6.1%
Common Equity/Interests/Warrants	20,720	Enterprise value waterfall (Discounted cash flow)	Discount rate	10.0%	to	20.0%	15.0%
Common Equity/Interests/Warrants (2)	16,966	Discounted cash flow	Discount rate	6.5%	to	10.5%	7.3%
			Terminal Cap Rate	5.5%	to	8.3%	6.1%
Common Equity/Interests/Warrants	14,710	Enterprise value waterfall (Market Approach)	EBITDA multiple	5.8x	to	12.5x	6.8x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	12.3%	to	16.0%	15.0%
Common Equity/Interests/Warrants	12,077	Asset recovery analysis	Recoverable amount	n/a			n/a
Common Equity/Interests/Warrants	3,128	Enterprise value waterfall (Market approach)	Revenue multiple	0.4x	to	3.0x	3.0x
Common Equity/Interests/Warrants	2	Discounted cash flow	Discount rate	21.5%	to	22.5%	21.5%
Total Level 3 Investments	$6,341,325

(1)Represents the implied discount rate based on our internally generated single-cash flow model that is derived from the fair value estimated by the corresponding multi-path cash flow model utilized by the independent valuation firm.
(2)Represents Residual Profit Interests in Real Estate Investments.
(3)The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment.

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
Certain derivative instruments are valued as Level 2 assets or liabilities using pricing information obtained from third-party pricing services, including IHS Markit. These valuations are based on prevailing market data as of the measurement date and are derived using models that apply well-recognized financial principles. Significant inputs to the valuation models include observable market data such as interest rate curves, forward curves, credit spreads, foreign exchange rates, volatilities, and other market-corroborated inputs. Management and the independent valuation firm evaluate the methodologies and inputs to assess whether the resulting values are representative of fair value.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Changes in Valuation Techniques
During the year ended June 30, 2026, the valuation methodology for Aventiv Technologies, LLC (“Aventiv”) for the Third Out Super Priority First Lien Term Loan changed from relying on market quotes to relying solely on the enterprise value waterfall, since market quotes were less active in the current period and given the performance of Aventiv. The fair value of our investment in Aventiv’s Third Out Super Priority First Lien Term Loan increased to $22,126, as of June 30, 2026, a discount of $7,653 from its amortized cost, compared to the $8,404 unrealized discount recorded at June 30, 2025.
During the year ended June 30, 2026, the valuation methodology for Credit.com Holdings LLC (“Credit.com”) for the First Lien Term Loan A changed from the yield analysis to the enterprise value waterfall, given Credit.com’s declining performance. The fair value of our investment in the First Lien Term Loan A decreased to $8,436 as of June 30, 2026, a discount of $32,077 from its amortized cost, compared to the $2,182 unrealized discount recorded at June 30, 2025.
During the year ended June 30, 2026, the valuation methodology for Druid City Infusion, LLC (“Druid City”) for the Convertible First Lien Term Loan changed from a combination of the yield analysis, Black-Scholes Option Pricing Method, and enterprise value waterfall, to solely the enterprise value waterfall, given Druid City’s continued performance in excess of underwriting expectations, which resulted in comparable valuation outcomes across methodologies and a valuation increasingly driven by expected recovery rather than optionality. The fair value of our investment in the Convertible First Lien Term Loan increased to $38,732 as of June 30, 2026, a premium of $19,103 from its amortized cost, compared to the $11,438 unrealized premium recorded at June 30, 2025.
During the year ended June 30, 2026, the valuation methodology for Eze Castle Integration, Inc. (“ECI”) LLC for the First Lien Term Loan changed from the yield analysis to a combination of the yield analysis and a take-out scenario, weighted primarily toward the take-out scenario, reflecting an anticipated refinancing of the investment. The fair value of our investment in the First Lien Term Loan was $45,443 as of June 30, 2026, which is equal to its amortized cost, consistent with the fair value having equaled its amortized cost at June 30, 2025.
During the year ended June 30, 2026, the valuation methodology for First Brands Group for the Second Lien Term Loan changed from the yield analysis to relying solely on market quotes, since market quotes were more active in the current period. As a result of the quoted prices, the fair value of our investment in the Second Lien Term Loan decreased to $41 as of June 30, 2026, a discount of $36,959 from its amortized cost, compared to the $2,573 unrealized discount recorded at June 30, 2025.
During the year ended June 30, 2026, the valuation methodology for Medical Solutions Holdings, Inc. changed from the yield analysis to a combination of the yield analysis and enterprise value waterfall, given the performance and conditions of Medical Solutions Holdings, Inc. As a result, the fair value of our investment decreased to $21,402, as of June 30, 2026, a discount of $33,042 from its amortized cost, compared to the $25,825 unrealized discount recorded at June 30, 2025.
During the year ended June 30, 2026, the valuation methodology for STG Distribution, LLC for the First Out Term Loan and the Third Out Term Loan changed from the yield analysis and Black-Scholes Option Pricing Method, respectively, to the enterprise value waterfall, to reflect the expected attributable recovery associated with a post-Chapter 11 restructuring. The Chapter 11 filing occurred on January 12, 2026. Subsequent to year-end, on July 8, 2026, STG Distribution, LLC emerged from Chapter 11 pursuant to its court-approved plan of reorganization. As of June 30, 2026, the fair value of our investment in STG Distribution, LLC’s First Out Term Loan and Third Out Term Loan were $6,076 and $0, representing a premium of $167 and a discount of $18,604 to their respective amortized costs, compared to an unrealized premium of $263 and an unrealized discount of $13,048 recorded at June 30, 2025.
During the year ended June 30, 2026, the valuation methodology for Victor Technology, LLC for the First Lien Term Loan changed from the yield analysis to the enterprise value waterfall, resulting from a change in control. Given a decline in performance, the fair value of our investment in Victor Technology, LLC’s First Lien Term Loan decreased to $6,710, as of June 30, 2026, a discount of $3,940 from its amortized cost, compared to the $99 unrealized discount recorded at June 30, 2025.
During the year ended June 30, 2026, the valuation methodology for WatchGuard Technologies, Inc. changed from a combination of the yield analysis and market quotes to solely the yield analysis, given market quotes were less active in the current period. As a result, the fair value of our investment decreased to $33,688, as of June 30, 2026, which is equal to its amortized cost, compared to the $165 unrealized discount recorded at June 30, 2025.
Credit Quality Indicators and Undrawn Commitments
As of June 30, 2026, $3,701,239 of our loans to portfolio companies, at fair value, bear interest at floating rates and, if applicable, have LIBOR or SOFR floors ranging from 0.5% to 5.5%. As of June 30, 2026, $1,172,098 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 5.75% to 30.0%. As of June 30, 2025, $4,010,055 of our loans

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

to portfolio companies, at fair value, bore interest at floating rates and, if applicable, have LIBOR or SOFR floors ranging from 0.5% to 5.5%. As of June 30, 2025, $1,223,932 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 6.0% to 18.0%.
As of June 30, 2026 and June 30, 2025, the cost basis of our loans on non-accrual status amounted to $298,227 and $273,713 respectively, with fair value of $42,531 and $23,654, respectively. The fair values of these investments represent approximately 0.7% and 0.3% of our total assets at fair value as of June 30, 2026 and June 30, 2025, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 3.00%. As of June 30, 2026 and June 30, 2025, we had $64,611 and $40,707, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies of which $52,446 and $15,900 are considered at the Company’s sole discretion. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of June 30, 2026 and June 30, 2025 as they were all floating rate instruments that repriced frequently.
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
During the year ended June 30, 2026, we provided $47,564 of debt financing to NPRC to fund real estate capital expenditures and provide working capital.
During the year ended June 30, 2026, we received partial repayments of $73,323 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
During the year ended June 30, 2025, we provided $96,995 of debt financing to NPRC to fund real estate capital expenditures and provide working capital.
During the year ended June 30, 2025, we received partial repayments of $285,386 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
As of June 30, 2026, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $896,889 and a fair value of $1,081,596, primarily related to NPRC’s real estate portfolio. The real estate portfolio was comprised of forty-four multi-family properties, two student housing properties, four senior living properties, and two commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of June 30, 2026:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Taco Bell, OK	Yukon, OK	6/4/2014	$1,719	$—
2	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
3	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	21,569
4	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	22,945
5	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	43,656
6	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	25,935
7	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	21,372
8	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	31,810
9	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	27,625
10	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	17,195
11	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	9,905
12	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,000
13	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	147,934
14	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	85,465
15	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	14,892
16	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	52,245
17	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,073
18	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	34,505
19	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	91,417
20	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	57,729
21	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	29,652
22	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	46,561
23	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,107
24	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
25	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	74,962
26	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
27	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	38,503
28	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,668
29	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	62,718
30	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
31	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	13,980
32	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	41,817
33	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	18,519
34	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
35	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,975
36	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,955
37	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,203
38	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,601
39	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	106,850
40	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	62,223
41	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
42	NPRC Twin Oaks LLC	Hattiesburg, MS	3/18/2022	44,850	37,105
43	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	29,961
44	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	24,700
45	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
46	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
47	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
48	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
49	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
50	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,403
51	NPRC Apex Holdings LLC	Cincinnati, OH	1/19/2024	34,225	27,712
52	NPRC Parkton Holdings LLC	Cincinnati, OH	1/19/2024	45,775	37,090
				$2,255,316	$1,943,307

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
NPRC is a significant subsidiary due to income for the years ended June 30, 2026 and June 30, 2024 requiring we include the audited consolidated financial statements of NPRC for the years ended December 31, 2025 and December 31, 2024 as Exhibit 99.1 and years ended December 31, 2024 and December 31, 2023 as Exhibit 99.2. NPRC is also a significant subsidiary due to income for the year ended June 30, 2025 at a level which would otherwise require us to include summarized financial statements for NPRC; however, in accordance with Regulation S-X 3-09, the relevant consolidated financial statements of NPRC as of and for the year ended December 31, 2024 are provided within Exhibit 99.1.
First Tower Finance Company LLC (“First Tower Finance”) was identified as a significant subsidiary due to income for the years ended June 30, 2026 and June 30, 2025 requiring we include the audited consolidated financial statements of First Tower Finance Company LLC and subsidiaries as of and for the years ended December 31, 2025 and December 31, 2024 as Exhibit 99.3. First Tower Finance was identified as a significant subsidiary due to income for the year ended June 30, 2024 at a level which would otherwise require us to include summarized financial statements for First Tower; however, in accordance with Regulation S-X 3-09 we have also included the unaudited consolidated financial statements of First Tower Finance Company LLC and subsidiaries as of and for the year ended December 31, 2023 as Exhibit 99.4.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

InterDent, Inc. (“InterDent”) was identified as a significant subsidiary due to income in accordance with Regulation S-X 4-08(g) for the year ended June 30, 2025, but was not identified as a significant subsidiary at any level for the years ended June 30, 2026 and June 30, 2024.

Summarized financial information for InterDent is below:

Balance Sheet (1)	June 30, 2026	June 30, 2025
Current assets	$42,792	$50,885
Non-current assets	13,124	131,993
Current liabilities	71,981	76,752
Non-current liabilities	430,653	396,403

	For the six months ended	For the years ended December 31,
Summary Statement of Operations (1)	6/30/2026	2025	2024	2023
Total revenue	$172,774	$325,931	$321,337	$320,763
Gross profit	31,385	48,989	44,753	52,022
Net (loss)	$(18,100)	$(40,441)	$(38,044)	$(13,681)
(1) The fiscal year end of the portfolio company is December 31st compared to PSEC’s June 30th fiscal year end. All amounts are unaudited.

Note 4. Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, PCF, a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective June 28, 2024, we completed an extension and upsizing of the revolving credit facility (the “Revolving Credit Facility”). The lenders have extended commitments of $2,121,500 as of June 30, 2026. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $2,250,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extended the maturity date to June 28, 2029 and the revolving period through June 28, 2028, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements, among other items. The Revolving Credit Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. As of June 30, 2026, we were in compliance with the applicable covenants of the Revolving Credit Facility.
The interest rate on borrowings under the Revolving Credit Facility is one-month SOFR plus 205 basis points. Additionally, the lenders charge a fee on the unused portion of the revolving credit facility amount equal to either 40 basis points if more than 60% of the revolving credit facility amount is drawn, 70 basis points if more than 35% and an amount less than or equal to 60% of the revolving credit facility amount is drawn, or 150 basis points if an amount less than or equal to 35% of the revolving credit facility amount is drawn. The Revolving Credit Facility requires us to pledge assets as collateral in order to borrow under the Revolving Credit Facility. As of June 30, 2026, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility, had an aggregate fair value of $2,182,005, which represents 34.2% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $2,121,500.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

For the years ended June 30, 2026, June 30, 2025, and June 30, 2024, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Year Ended June 30,
	2026	2025	2024
Average stated interest rate	5.98%	6.73%	7.36%
Average outstanding balance	$797,978	$790,921	1,037,466
As of June 30, 2026 and June 30, 2025, we had $623,891 and $570,532, respectively, available to us for borrowing under the Revolving Credit Facility, net of $562,328 and $856,322 outstanding borrowings as of the respective balance sheet dates.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $38,278 of fees, all of which are being amortized over the term of the facility. As of June 30, 2026 and June 30, 2025, $14,128 and $18,842, respectively, of the fees remain to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the years ended June 30, 2026, 2025, and 2024, we recorded $62,685, $68,300, and $87,585, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
During the years ended June 30, 2026, June 30, 2025, and June 30, 2024, we recorded $0, $7,287, and $10,884, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
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
During the year ended June 30, 2026, we repurchased $35,514 aggregate principal amount of the 3.364% 2026 Notes at a weighted average price of 96.91%, including commissions, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $1,011 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 3.364% 2026 Notes.
As of June 30, 2026 and June 30, 2025, the outstanding aggregate principal amount of the 3.364% 2026 Notes were $264,486 and $300,000, respectively.
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
During the year ended June 30, 2026, we repurchased $45,251 aggregate principal amount of the 3.437% 2028 Notes at a weighted average price of 91.66%, including commissions, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $3,526 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 3.437% 2028 Notes.
As of June 30, 2026 and June 30, 2025, the outstanding aggregate principal amount of the 3.437% 2028 Notes were $254,749 and $300,000, respectively.
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
The Deed of Trust contains other terms and conditions, including, without limitation, affirmative and negative covenants, such as minimum total equity (common equity plus preferred equity), a maximum ratio of net debt to total assets, a minimum ratio of total equity (common equity plus preferred equity) to total assets, and a negative pledge. These and other covenants are subject to important limitations and exceptions that are described in the Deed of Trust. In addition, the Deed of Trust contains customary events of default, with customary cure and notice periods, for a notes offering in Israel. Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2026, we are in compliance with the financial covenants of the Deed of Trust. In connection with the issuance of the 5.50% 2030 Notes, the Company entered into foreign exchange forward contracts in an aggregate notional amount equal to the expected interest and principal payments under the 5.50% 2030 Notes.

As of June 30, 2026 and June 30, 2025, the outstanding aggregate principal amount of the 5.50% 2030 Notes were $182,153 and $0 respectively.
The 6.375% 2024 Notes, 2026 Notes, the 3.364% 2026 Notes, the 3.437% 2028 Notes, and the 5.50% 2030 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.

In connection with the issuance of the Public Notes we recorded a discount of $12,374 and debt issuance costs of $12,199, which are being amortized over the term of the notes. As of June 30, 2026 and June 30, 2025, $5,099 and $3,566 of the original issue discount and $5,448 and $2,990, respectively, of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the years ended June 30, 2026, 2025, and 2024, we recorded $29,638, $37,302, and $42,702, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
The following table provides the terms and the estimated fair values of the Company’s derivative instruments, which are presented as separate asset and liability values, if applicable, on a gross basis within the corresponding line items in the Consolidated Statements of Assets and Liabilities as of June 30, 2026:

Derivative Instruments	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date Range	Gross Fair Value of Recognized Assets	Consolidated Statement of Assets and Liabilities Location	Gross Fair Value Amount of Recognized Liabilities	Consolidated Statement of Assets and Liabilities Location
Forward Contracts designated as cash flow hedging instruments	ILS 135,063	$42,794	September 23, 2026 - December 23, 2030	$3,672	Derivative Assets	$—	Derivative Liabilities
Forward Contracts designated as fair value hedging instruments	ILS 545,710	$178,523	December 23, 2023	$15,228	Derivative Assets	$—	Derivative Liabilities
				$18,900		$—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

The following table summarizes the impact that changes in the fair values of derivatives designated as fair value hedges on earnings and reclassification of derivatives designated as cash flow hedges into earnings:

			Year Ended June 30,
Derivative Instruments	Consolidated Statement of Operations Location	Effect of Derivative Instruments	2026	2025	2024
Forward Contracts designated as cash flow hedging instruments	Interest Expense	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$137	$—	$—
Forward Contracts designated as fair value hedging instruments (1)	Net change in unrealized gains (losses) from derivative instruments and foreign currency transactions	Gain (loss) recognized in Income	$14,516	$—	$—

(1) As of June 30, 2026, the net carrying value of the 5.50% 2030 Notes designated as the hedged item in the fair value hedge of the principal was $174,784. Because the hedge is designated for foreign currency exchange risk, the related changes in the 5.50% 2030 Notes’ net carrying value arose from foreign currency remeasurement, with offsetting changes in the related forward contract recognized in Net change in unrealized gains (losses) from derivative instruments and foreign currency transactions.

During the year ended June 30, 2026, we reclassified net gains of $137 from accumulated other comprehensive income (loss) into earnings as a decrease to interest expense. As of June 30, 2026, the estimated amount of net gains recognized in accumulated other comprehensive income (loss) that are expected to be reclassified into earnings as a decrease to interest expense, net within the next 12 months is approximately $240.
The Company's foreign currency forward contracts are transacted with a single counterparty under an International Swaps and Derivatives Association ("ISDA") Master Agreement providing for netting upon default or early termination. The Company has elected not to offset assets and liabilities in the Consolidated Statements of Assets and Liabilities that may be received or paid as part of collateral arrangements. The following table presents the offsetting of the Company's derivative instruments as of June 30, 2026. The Company did not have derivative instruments as of June 30, 2025.

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statement of Assets and Liabilities	Net Amounts Presented in the Consolidated Statement of Assets and Liabilities	Gross Amounts of Financial Instruments Not Offset in Consolidated Statements of Assets and Liabilities	Gross Amounts of Cash Collateral Received (Pledged) from Counterparty Not Offset in Consolidated Statements of Assets and Liabilities	Net Amount
Derivative assets:
Foreign currency forward contracts	$18,900	$—	$18,900	$—	$—	$18,900
Total derivative assets	$18,900	$—	$18,900	$—	$—	$18,900

Derivative liabilities:
Foreign currency forward contracts	$—	$—	$—	$—	$—	$—
Total derivative liabilities	$—	$—	$—	$—	$—	$—

The Company is required to post collateral if the Company is in a net liability position with its counterparty in excess of $250. As of June 30, 2026, the Company posted collateral of $0, which is included in restricted cash, within cash and cash equivalents

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

on the Consolidated Statements of Assets and Liabilities. The Company also does not offset the fair value of derivative instruments against cash collateral posted or received.

Note 7. Prospect Capital InterNotes®
On February 13, 2020, we entered into a selling agent agreement with InspereX LLC (formerly known as “Incapital LLC”) (as amended, the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with previously authorized selling agent agreements, the “InterNotes® Offerings”). On February 6, 2026, our Board of Directors reauthorized $1,000,000 of Prospect Capital InterNotes® for sale under the Selling Agent Agreement. Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. Certain notes issued through the InterNotes® Offerings have been repaid and we have, from time to time, repurchased or redeemed such other notes and, therefore, as of June 30, 2026 and June 30, 2025, $614,879 and $647,232 aggregate principal amount of Prospect Capital InterNotes® were outstanding.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the year ended June 30, 2026, we issued $29,799 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $29,392. These notes were issued with stated interest rates ranging from 6.25% to 8.00% with a weighted average interest rate of 6.85%. These notes will mature between July 15, 2028 and June 15, 2033. The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2026:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$20,095	6.25% – 7.50%	6.68%	July 15, 2028 – July 15, 2029
5	3,151	6.50% – 7.75%	7.02%	July 15, 2030 – June 15, 2031
7	6,553	6.75% – 8.00%	7.28%	July 15, 2032 – June 15, 2033
	$29,799
During the year ended June 30, 2025, we issued $151,592 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $149,431. These notes were issued with stated interest rates ranging from 6.50% to 8.00% with a weighted average interest rate of 7.15%. These notes will mature between July 15, 2027 and December 15, 2034.

The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2025:

Tenor at Origination (in years)	Principal Amount	Interest Rate	Weighted Average Interest Rate	Maturity Date Range
3	$60,429	6.50% - 7.50%	6.96%	July 15, 2027 – July 15, 2028
5	48,993	6.75% - 7.75%	7.18%	July 15, 2029 – July 15, 2030
7	718	8.00% - 8.00%	8.00%	May 15, 2032 – July 15, 2032
10	41,452	7.00% - 7.75%	7.39%	July 15, 2034 – December 15, 2034
	$151,592
During the year ended June 30, 2026, we repaid $11,025 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option of the InterNotes®. During the year ended June 30, 2026, we also redeemed $20,658 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 6.41%. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the year ended June 30, 2026 was $319.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2026:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$121,738	6.00% – 7.50%	6.81%	January 15, 2027 – July 15, 2029
5	165,432	2.25% – 7.75%	5.70%	July 15, 2026 – June 15, 2031
6	18,232	3.00% – 6.25%	3.56%	June 15, 2027 – November 15, 2029
7	41,353	2.75% – 8.00%	4.65%	January 15, 2028 – June 15, 2033
8	3,090	3.40% – 3.50%	3.45%	June 15, 2029 – July 15, 2029
10	160,770	3.15% – 8.00%	5.89%	August 15, 2029 – December 15, 2034
12	12,101	3.70% – 4.00%	3.94%	June 15, 2033 – July 15, 2033
15	12,340	3.50% – 4.50%	3.84%	July 15, 2036 – February 15, 2037
18	2,839	4.50% – 5.50%	4.82%	January 15, 2031 – April 15, 2031
20	3,864	5.75% – 7.50%	6.23%	November 15, 2032 – November 15, 2043
25	7,168	6.25% – 6.50%	6.37%	November 15, 2038 – May 15, 2039
30	65,952	4.00% – 6.63%	5.42%	November 15, 2042 – March 15, 2052
Principal Outstanding	$614,879
Unamortized Debt Issuance	(7,399)
Carrying Amount	$607,480

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
During the years ended June 30, 2026, 2025, and 2024, we recorded $37,562, $35,386, and $19,075, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Note 8. Fair Value and Maturity of Debt Outstanding
As of June 30, 2026, our asset coverage ratio stood at 339.4% based on the outstanding principal amount of our senior securities representing indebtedness of $1,878,595 and our asset coverage ratio on our senior securities that are stock was 177.6%. As of June 30, 2025, our asset coverage ratio stood at 319.4% based on the outstanding principal amount of our senior securities representing indebtedness of $2,103,554 and our asset coverage ratio on our senior securities that are stock was 173.3%. See Note 9. Equity Offerings, Offering Expenses and Distributions for additional discussion on our senior securities that are stock.
Information about our senior securities is shown in the following table as of the end of each of the last ten fiscal years and as of June 30, 2026:

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Credit Facility
Fiscal 2026 (as of June 30, 2026)	$562,328	$11,340	—	—
Fiscal 2025 (as of June 30, 2025)	856,322	7,846	—	—
Fiscal 2024 (as of June 30, 2024)	794,796	9,746	—	—
Fiscal 2023 (as of June 30, 2023)	1,014,703	7,639	—	—
Fiscal 2022 (as of June 30, 2022)	839,464	9,015	—	—
Fiscal 2021 (as of June 30, 2021)	356,937	17,408	—	—
Fiscal 2020 (as of June 30, 2020)	237,536	22,000	—	—
Fiscal 2019 (as of June 30, 2019)	167,000	34,298	—	—
Fiscal 2018 (as of June 30, 2018)	37,000	155,503	—	—
Fiscal 2017 (as of June 30, 2017)	—	—	—	—

2016 Notes(4)
Fiscal 2016 (as of June 30, 2016)	$167,500	$2,269	—	—

2017 Notes(5)
Fiscal 2017 (as of June 30, 2017)	$50,734	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	129,500	2,269	—	—

2018 Notes(6)
Fiscal 2017 (as of June 30, 2017)	$85,419	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—

2019 Notes(7)
Fiscal 2018 (as of June 30, 2018)	$101,647	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	200,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—

5.00% 2019 Notes(8)
Fiscal 2018 (as of June 30, 2018)	$153,536	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	300,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	300,000	2,269	—	—

2020 Notes(11)
Fiscal 2019 (as of June 30, 2019)	$224,114	$2,365	—	—
Fiscal 2018 (as of June 30, 2018)	392,000	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	392,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	392,000	2,269	—	—

2022 Notes(15)
Fiscal 2022 (as of June 30, 2022)	$60,501	$2,733	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Fiscal 2021 (as of June 30, 2021)	111,055	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	258,240	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	328,500	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	328,500	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	225,000	2,251	—	—

2023 Notes(9)(16)
Fiscal 2022 (as of June 30, 2022)	$284,219	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	284,219	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	319,145	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	318,863	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	318,675	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	248,507	2,251	—	—

2024 Notes(12)
Fiscal 2020 (as of June 30, 2020)	$233,788	$2,408	—	$959
Fiscal 2019 (as of June 30, 2019)	234,443	2,365	—	1,002
Fiscal 2018 (as of June 30, 2018)	199,281	2,452	—	1,029
Fiscal 2017 (as of June 30, 2017)	199,281	2,251	—	1,027

6.375% 2024 Notes(9)(17)
Fiscal 2023 (as of June 30, 2023)	$81,240	$2,970	—	—
Fiscal 2022 (as of June 30, 2022)	81,240	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	81,389	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	99,780	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	99,726	2,365	—	—

2025 Notes(18)
Fiscal 2024 (as of June 30, 2024)	$156,168	$3,155	—	—
Fiscal 2023 (as of June 30, 2023)	156,168	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	156,168	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	156,168	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	201,250	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	201,250	2,365	—	—

2026 Notes(19)
Fiscal 2024 (as of June 30, 2024)	$400,000	$3,155	—	—
Fiscal 2023 (as of June 30, 2023)	400,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	400,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	400,000	2,740	—	—

3.364% 2026 Notes
Fiscal 2026 (as of June 30, 2026)	$264,486	$3,394	—	—
Fiscal 2025 (as of June 30, 2025)	300,000	3,194	—	—
Fiscal 2024 (as of June 30, 2024)	300,000	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	300,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	300,000	2,740	—	—

3.437% 2028 Notes
Fiscal 2026 (as of June 30, 2026)	$254,749	$3,394	—	—
Fiscal 2025 (as of June 30, 2025)	300,000	3,194	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Fiscal 2024 (as of June 30, 2024)	300,000	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	300,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—

2028 Notes(13)
Fiscal 2020 (as of June 30, 2020)	$70,761	$2,408	—	$950
Fiscal 2019 (as of June 30, 2019)	70,761	2,365	—	984
Fiscal 2018 (as of June 30, 2018)	55,000	2,452	—	1,004

2029 Notes(14)
Fiscal 2021 (as of June 30, 2021)	$69,170	$2,740	—	$1,028
Fiscal 2020 (as of June 30, 2020)	69,170	2,408	—	970
Fiscal 2019 (as of June 30, 2019)	69,170	2,365	—	983

5.50% 2030 Notes(20)
Fiscal 2026 (as of June 30, 2026)	$182,153	$3,394	—	$91.65

Prospect Capital InterNotes®
Fiscal 2026 (as of June 30, 2026)	$614,879	$3,394	—	—
Fiscal 2025 (as of June 30, 2025)	647,232	3,194	—	—
Fiscal 2024 (as of June 30, 2024)	504,028	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	358,105	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	347,564	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	508,711	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	680,229	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	707,699	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	760,924	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	980,494	2,251	—	—

Floating Rate Preferred Stock
Fiscal 2026 (as of June 30, 2026)	$219,601	$44	$25	$—
Fiscal 2025 (as of June 30, 2025)	229,771	43	25	—
Fiscal 2024 (as of June 30, 2024)	129,198	46	25	—

7.50% Preferred Stock
Fiscal 2026 (as of June 30, 2026)	$129,630	$44	$25	$—
Fiscal 2025 (as of June 30, 2025)	51,575	43	25	—

6.50% Preferred Stock
Fiscal 2026 (as of June 30, 2026)	$611,574	$44	$25	$—
Fiscal 2025 (as of June 30, 2025)	659,069	43	25	—
Fiscal 2024 (as of June 30, 2024)	704,044	46	25	—
Fiscal 2023 (as of June 30, 2023)	533,216	47	25	—

5.50% Preferred Stock
Fiscal 2026 (as of June 30, 2026)	$617,980	$44	$25	—
Fiscal 2025 (as of June 30, 2025)	701,205	43	25	—
Fiscal 2024 (as of June 30, 2024)	772,133	46	25	—
Fiscal 2023 (as of June 30, 2023)	870,268	47	25	—
Fiscal 2022 (as of June 30, 2022)	590,197	54	25	—
Fiscal 2021 (as of June 30, 2021)	137,040	65	25	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
5.35% Preferred Stock
Fiscal 2026 (as of June 30, 2026)	$132,920	$44	$25	$16.35
Fiscal 2025 (as of June 30, 2025)	131,279	43	25	17.12
Fiscal 2024 (as of June 30, 2024)	131,279	46	25	17.25
Fiscal 2023 (as of June 30, 2023)	149,066	47	25	15.98
Fiscal 2022 (as of June 30, 2022)	150,000	54	25	21.08

All Senior Securities(9)(10)
Fiscal 2026 (as of June 30, 2026)	$3,590,300	$1,776	—	—
Fiscal 2025 (as of June 30, 2025)	3,876,453	1,733	—	—
Fiscal 2024 (as of June 30, 2024)	4,191,646	1,848	—	—
Fiscal 2023 (as of June 30, 2023)	4,162,766	1,862	—	—
Fiscal 2022 (as of June 30, 2022)	3,509,353	2,156	—	—
Fiscal 2021 (as of June 30, 2021)	2,404,689	2,584	—	—
Fiscal 2020 (as of June 30, 2020)	2,169,899	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	2,421,526	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	2,346,563	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	2,681,435	2,251	—	—

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
(10)While we do not consider commitments to fund under revolving arrangements to be Senior Securities, if we were to elect to treat such unfunded commitments, which were $64,611 as of June 30, 2026 as Senior Securities for purposes of Section 18 of the 1940 Act, our asset coverage per unit would be $1,745.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

The following table shows our outstanding debt as of June 30, 2026:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value		Effective Interest Rate
Revolving Credit Facility		$562,328	$14,128	$562,328	(1)	$562,328	(2)	1M SOFR +	2.05%	(5)

3.364%	2026 Notes	264,486	435	264,051		261,169	(3)	3.89%		(6)
3.437%	2028 Notes	254,749	2,743	252,006		239,729	(3)	3.97%		(6)
5.50%	2030 Notes	182,153	7,369	174,784		165,650	(3)	6.76%		(6)
Public Notes		701,388		690,841		666,548

Prospect Capital InterNotes®		614,879	7,399	607,480		588,081	(4)	6.04%		(7)
Total		$1,878,595		$1,860,649		$1,816,957
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
The following table shows the contractual maturities by fiscal year of our Revolving Credit Facility, Public Notes and Prospect Capital InterNotes® as of June 30, 2026:

	Payments Due by Fiscal Year ending June 30,
	Total	2027	2028	2029	2030	2031	After 5 Years
Revolving Credit Facility	$562,328	$—	$—	$562,328	$—	$—	$—
Public Notes	701,388	264,486	—	254,749	—	182,153	—
Prospect Capital InterNotes®	614,879	114,422	74,853	92,954	70,093	42,520	220,037
Total Contractual Obligations	$1,878,595	$378,908	$74,853	$910,031	$70,093	$224,673	$220,037
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Note 9. Equity Offerings, Offering Expenses, and Distributions
On February 10, 2026, we filed a registration statement on Form N-2 (File No. 333-293349) that became effective upon filing pursuant to Rule 462(e) under the Securities Act, and which replaced our previously effective registration statement on Form N-2 that had been filed on February 10, 2023 and which also became effective upon filing pursuant to Rule 462(e) under the Securities Act. The registration statement permits us to issue, through one or more transactions, an indeterminate amount of securities, consisting of common stock, preferred stock, debt securities, subscription rights to purchase our securities, warrants representing rights to purchase our securities or separately tradable units combining two or more of our securities.
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

On October 30, 2020, and as amended on February 18, 2022, October 7, 2022 and February 10, 2023, we entered into a Dealer Manager Agreement with InspereX LLC, pursuant to which InspereX LLC has agreed to serve as the Company’s agent and dealer manager for the Company’s offering of up to 10,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock will initially be issued in multiple series, including the 5.50% Series AA1 Preferred Stock (the “Series AA1 Preferred Stock”), the 5.50% Series MM1 Preferred Stock (the “Series MM1 Preferred Stock”), the 6.50% Series AA2 Preferred Stock (the “Series AA2 Preferred Stock”), and the 6.50% Series MM2 Preferred Stock (the “Series MM2 Preferred Stock” and together with the Series M1 Preferred Stock, the Series M2 Preferred Stock, the Series M3 Preferred Stock, and the Series MM1 Preferred Stock, the “Series M Preferred Stock”, and the Series MM2 Preferred Stock, together with the Series AA2 Preferred Stock, the Series A3 Preferred Stock and the Series M3 Preferred Stock, the “6.50% Preferred Stock”); however as disclosed in the Supplement No. 2 dated September 6, 2024 to the Prospectus Supplement dated February 10, 2023, the Company is no longer offering the Series AA1 Preferred Stock, the Series MM1 Preferred Stock, the Series AA2 Preferred Stock and the Series MM2 Preferred Stock. On October 30, 2020, February 17, 2022, and October 11, 2022, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 80,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as convertible preferred stock. On May 6, 2026, we filed Articles Supplementary with the SDAT, reclassifying and designating 80,000,000 authorized but unissued shares of Series AA1 Preferred Stock, Series MM1 Preferred Stock, Series AA2 Preferred Stock and Series MM2 Preferred Stock as additional shares of common stock. As a result of such reclassification and designation, we no longer have any authorized shares of Series AA1 Preferred Stock, Series MM1 Preferred Stock, Series AA2 Preferred Stock or Series MM2 Preferred Stock as of June 30, 2026.

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
On May 8, 2026, we entered into an equity distribution agreement by and among us, Prospect Capital Management L.P., Prospect Administration LLC, and A.G.P. / Alliance Global Partners (“AGP”), with AGP as sales agent, relating to the offer and sale, by means of an at-the-market (“ATM”) offering, of up to 16,000,000 shares, or $400,000 in aggregate liquidation preference, of our Series A Preferred Stock (the “Series A Preferred Stock ATM Program”). In connection with such offering, on May 8, 2026, we filed Articles Supplementary with SDAT, reclassifying and designating 16,000,000 shares of the Company’s authorized and unissued shares of common stock into additional shares of Series A Preferred Stock. During the year ended June 30, 2026, we issued and sold $1,642 aggregate liquidation preference of the Series A Preferred Stock under the Series A Preferred Stock ATM Program, for net proceeds of $1,098, after commissions, discounts, and offering costs. As of June 30, 2026, there were 5,316,849 shares, or $132,921 aggregate liquidation preference, of the Series A Preferred Stock outstanding.
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
We may from time to time seek to purchase and cancel our outstanding preferred stock through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. The amounts involved may be material. Any such purchases or exchanges of preferred stock would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. On June 16, 2022, our Board of Directors authorized the repurchase of up to 1.5 million shares our Series A Preferred Stock and further on October 11, 2023, authorized any and all outstanding Series A Preferred Stock to be repurchased. The manner, price, volume and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules.
Each share of preferred stock converted into shares of common stock, redeemed, exchanged or acquired by the Company is canceled and retired and is not reissued, and is returned to the status of authorized but unissued common stock.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

During the years ended June 30, 2026 and June 30, 2025, we did not repurchase shares of Series A Preferred Stock.
On October 30, 2023, we commenced a tender offer (the “Series A Preferred Stock Tender Offer”) to purchase for cash any and all of 5,882,351 shares of outstanding Series A Preferred Stock at a price of $15.88, plus accrued and unpaid dividends for a total consideration of $16.00 per share. The Series A Preferred Stock Tender Offer expired at 5:00 p.m., New York City time, on November 29, 2023 and as a result, $15,780 aggregate liquidation amount of the Series A Preferred Stock were validly tendered and accepted, and we recognized a realized gain of $5,197 during the year ended June 30, 2024 from the purchase of 631,194 shares of Series A Preferred Stock in the amount of the difference between the consideration transferred and the net carrying amount of the Series A Preferred Stock.
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
During the year ended June 30, 2026, we exchanged an aggregate of 44,894 Series M1 Preferred Stock for an aggregate of 44,894 newly-issued Series M5 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act. During the year ended June 30, 2026, we exchanged an aggregate of 59,132 Series M3 Preferred Stock for an aggregate of 59,132 newly-issued Series M5 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act.
During the year ended June 30, 2025, we exchanged an aggregate of 195,938 Series M1 Preferred Stock for an aggregate of 10,842, 142,054, and 43,040 newly-issued Series M3 Preferred Stock, Series M4 Preferred Stock, and Series M5 Preferred Stock respectively, pursuant to Section 3(a)(9) of the Securities Act. During the year ended June 30, 2025, we exchanged an aggregate of 294,040 Series M3 Preferred Stock for an aggregate of 266,878 and 27,160 newly-issued Series M4 Preferred Stock and newly-issued Series M5 Preferred Stock, respectively, pursuant to Section 3(a)(9) of the Securities Act.
The Series M3 Preferred Stock, Series M4 Preferred Stock, and Series M5 Preferred Stock issued in the exchanges were issued in each case to an existing security holder of the Company exclusively in exchange for such holder’s securities. No commission or other remuneration was paid or given for soliciting the exchange. Stockholders who exchange Series M1 Preferred Stock for Series M3 Preferred Stock, Series M4 Preferred Stock or Series M5 Preferred Stock or Series M3 Preferred Stock for Series M4 Preferred Stock or Series M5 Preferred Stock will receive unpaid dividends on their Series M1 Preferred Stock or Series M3 Preferred Stock accrued to, but not including, the Exchange Exercise Date, plus any fractional amount of a Series M1 Preferred Stock or Series M3 Preferred Stock exchanged multiplied by $25.00 in cash. Upon settlement, the carrying amount (including any premiums or discounts and a proportional amount of any issuance costs) of the Series M1 Preferred Stock or Series M3 Preferred Stock are reclassified to Series M3 Preferred Stock, Series M4 Preferred Stock, or Series M5 Preferred Stock, respectively, with no gain or loss recognized.
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
For so long as the Series A Preferred Stock, the Floating Rate Preferred Stock, or 7.50% Preferred Stock are outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, if dividends on the Preferred Stock have accumulated and been unpaid for a period of two years, a possibility of redemption outside of the Company’s control exists and, in accordance with ASC 480, we have presented our 5.50% Preferred Stock, 6.50% Preferred Stock, and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of June 30, 2026 and June 30, 2025.
The Floating Rate Preferred Stock and 7.50% Preferred Stock are redeemable at the election of the holder at any time; therefore, is probable of redemption outside of the Company’s control. As a result, the Floating Rate Preferred Stock and 7.50% Preferred Stock are classified within temporary equity on our Consolidated Statement of Assets and Liabilities as of June 30, 2026 and are accreted to redemption value upon issuance. Accretion to redemption value is treated as an adjustment to net increase (decrease) in net assets resulting from operations applicable to common stockholders on our Consolidated Statement of Operations.
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
Our distributions to our 5.50% Preferred Stock holders, 6.50% Preferred Stock holders, 7.50% Preferred Stock holders, Floating Rate Preferred Stock holders and 5.35% Series A Preferred Stock holders for the year ended June 30, 2026 and June 30, 2025, are summarized in the following table:

Declaration Date	Record Date	Payment Date	Amount ($ per share), before pro ration for partial periods	Amount Distributed
5.50% Preferred Stockholders
5/8/2025	7/23/2025	8/1/2025	$0.114583	$3,196
5/8/2025	8/20/2025	9/2/2025	0.114583	3,175
8/26/2025	9/18/2025	10/1/2025	0.114583	3,148
8/26/2025	10/22/2025	11/3/2025	0.114583	3,124
8/26/2025	11/19/2025	12/1/2025	0.114583	3,106
11/6/2025	12/22/2025	1/2/2026	0.114583	3,091
11/6/2025	1/21/2026	2/2/2026	0.114583	3,072
11/6/2025	2/18/2026	3/2/2026	0.114583	3,048
2/9/2026	3/18/2026	4/1/2026	0.114583	3,031
2/9/2026	4/21/2026	5/1/2026	0.114583	2,976
2/9/2026	5/20/2026	6/1/2026	0.114583	2,905
5/7/2026	6/18/2026	7/1/2026	0.114583	2,854
Distributions for the year ended June 30, 2026				$36,726

5/8/2024	7/17/2024	8/1/2024	$0.114583	$3,516
5/8/2024	8/15/2024	9/3/2024	0.114583	3,491
8/28/2024	9/18/2024	10/1/2024	0.114583	3,430
8/28/2024	10/16/2024	11/1/2024	0.114583	3,406
8/28/2024	11/20/2024	12/2/2024	0.114583	3,394
11/8/2024	12/18/2024	1/2/2025	0.114583	3,376
11/8/2024	1/22/2025	2/3/2025	0.114583	3,361
11/8/2024	2/19/2025	3/3/2025	0.114583	3,341
2/10/2025	3/19/2025	4/1/2025	0.114583	3,307
2/10/2025	4/18/2025	5/1/2025	0.114583	3,259
2/10/2025	5/21/2025	6/2/2025	0.114583	3,245
5/8/2025	6/18/2025	7/1/2025	0.114583	3,220

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Distributions for the year ended June 30, 2025				$40,346

6.50% Preferred Stockholders
5/8/2025	7/23/2025	8/1/2025	$0.135417	$3,567
5/8/2025	8/20/2025	9/2/2025	0.135417	3,543
8/26/2025	9/18/2025	10/1/2025	0.135417	3,524
8/26/2025	10/22/2025	11/3/2025	0.135417	3,511
8/26/2025	11/19/2025	12/1/2025	0.135417	3,488
11/6/2025	12/22/2025	1/2/2026	0.135417	3,470
11/6/2025	1/21/2026	2/2/2026	0.135417	3,448
11/6/2025	2/18/2026	3/2/2026	0.135417	3,425
2/9/2026	3/18/2026	4/1/2026	0.135417	3,406
2/9/2026	4/21/2026	5/1/2026	0.135417	3,388
2/9/2026	5/20/2026	6/1/2026	0.135417	3,358
5/7/2026	6/18/2026	7/1/2026	0.135417	3,332
Distributions for the year ended June 30, 2026				$41,460

5/8/2024	7/17/2024	8/1/2024	0.135417	$3,803
5/8/2024	8/15/2024	9/3/2024	0.135417	3,785
8/28/2024	9/18/2024	10/1/2024	0.135417	3,749
8/28/2024	10/16/2024	11/1/2024	0.135417	3,702
8/28/2024	11/20/2024	12/2/2024	0.135417	3,696
11/8/2024	12/18/2024	1/2/2025	0.135417	3,686
11/8/2024	1/22/2025	2/3/2025	0.135417	3,665
11/8/2024	2/19/2025	3/3/2025	0.135417	3,627
2/10/2025	3/19/2025	4/1/2025	0.135417	3,607
2/10/2025	4/18/2025	5/1/2025	0.135417	3,594
2/10/2025	5/21/2025	6/2/2025	0.135417	3,582
5/8/2025	6/18/2025	7/1/2025	0.135417	3,571
Distributions for the year ended June 30, 2025				$44,067

Floating Rate Preferred Stockholders
5/8/2025	7/23/2025	8/1/2025	$0.135417	$1,244
5/8/2025	8/20/2025	9/2/2025	0.135417	1,244
8/26/2025	9/18/2025	10/1/2025	0.135417	1,235
8/26/2025	10/22/2025	11/3/2025	0.135417	1,229
8/26/2025	11/19/2025	12/1/2025	0.135417	1,226
11/6/2025	12/22/2025	1/2/2026	0.135417	1,212
11/6/2025	1/21/2026	2/2/2026	0.135417	1,217
11/6/2025	2/18/2026	3/2/2026	0.135417	1,185
2/9/2026	3/18/2026	4/1/2026	0.135417	1,204
2/9/2026	4/21/2026	5/1/2026	0.135417	1,201
2/9/2026	5/20/2026	6/1/2026	0.135417	1,201
5/7/2026	6/18/2026	7/1/2026	0.135417	1,182
Distributions for the year ended June 30, 2026				$14,580

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

5/8/2024	7/17/2024	8/1/2024	$0.152550	$876
5/8/2024	8/15/2024	9/3/2024	0.152550	1,052
8/28/2024	9/18/2024	10/1/2024	0.151584	1,111
8/28/2024	10/16/2024	11/1/2024	0.151584	1,225
8/28/2024	11/20/2024	12/2/2024	0.151584	1,314
11/8/2024	12/18/2024	1/2/2025	0.138583	1,262
11/8/2024	1/22/2025	2/3/2025	0.138583	1,290
11/8/2024	2/19/2025	3/3/2025	0.138583	1,276
2/10/2025	3/19/2025	4/1/2025	0.135417	1,231
2/10/2025	4/18/2025	5/1/2025	0.135417	1,244
2/10/2025	5/21/2025	6/2/2025	0.135417	1,245
5/8/2025	6/18/2025	7/1/2025	0.135417	1,245
Distributions for the year ended June 30, 2025				$14,371

5.35% Preferred Stockholders
5/8/2025	7/23/2025	8/1/2025	$0.334375	$1,756
8/26/2025	10/22/2025	11/3/2025	0.334375	1,756
11/6/2025	1/21/2026	2/2/2026	0.334375	1,756
2/9/2026	4/21/2026	5/1/2026	0.334375	1,756
Distributions for the year ended June 30, 2026				$7,024

5/8/2024	7/17/2024	8/1/2024	$0.334375	$1,756
8/28/2024	10/16/2024	11/1/2024	0.334375	1,756
11/8/2024	1/22/2025	2/3/2025	0.334375	1,756
2/10/2025	4/18/2025	5/1/2025	0.334375	1,756
Distributions for the year ended June 30, 2025				$7,024

7.50% Preferred Stockholders
5/8/2025	7/23/2025	8/1/2025	$0.156250	$331
5/8/2025	8/20/2025	9/2/2025	0.156250	384
8/26/2025	9/18/2025	10/1/2025	0.156250	419
8/26/2025	10/22/2025	11/3/2025	0.156250	456
8/26/2025	11/19/2025	12/1/2025	0.156250	508
11/6/2025	12/22/2025	1/2/2026	0.156250	556
11/6/2025	1/21/2026	2/2/2026	0.15625	603
11/6/2025	2/18/2026	3/2/2026	0.15625	638
2/9/2026	3/18/2026	4/1/2026	0.15625	676
2/9/2026	4/21/2026	5/1/2026	0.15625	711
2/9/2026	5/20/2026	6/1/2026	0.15625	766
5/7/2026	6/18/2026	7/1/2026	0.15625	790
Distributions for the year ended June 30, 2026				$6,838

1/17/2025	1/22/2025	2/3/2025	$0.156250	$15
1/17/2025	2/19/2025	3/3/2025	0.156250	78

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

2/10/2025	3/19/2025	4/1/2025	0.156250	149
2/10/2025	4/18/2025	5/1/2025	0.156250	218
2/10/2025	5/21/2025	6/2/2025	0.156250	264
5/8/2025	6/18/2025	7/1/2025	0.156250	299
Distributions for the year ended June 30, 2025				$1,023

The above table includes dividends paid during the year ended June 30, 2026. It does not include distributions previously declared to the 5.50% Preferred Stock holders, 6.50% Preferred Stock holders, 7.50% Preferred Stock holders, Floating Rate Preferred Stock holders and 5.35% Series A Preferred Stock holders of record for any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and paid subsequent to June 30, 2026:
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on July 22, 2026 with a payment date of August 3, 2026.
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on August 19, 2026 with a payment date of September 1, 2026.
•$0.135417 per share (before pro ration for partial period holders of record) for 6.50% Preferred Stock holders of record on July 22, 2026 with a payment date of August 3, 2026.
•$0.135417 per share (before pro ration for partial period holders of record) for 6.50% Preferred Stock holders of record on August 19, 2026 with a payment date of September 1, 2026.
•$0.135417 per share (before pro ration for partial period holders of record) for Floating Rate Preferred Stock holders of record on July 22, 2026 with a payment date of August 3, 2026.
•$0.135417 per share (before pro ration for partial period holders of record) for Floating Rate Preferred Stock holders of record on August 19, 2026 with a payment date of September 1, 2026.
•$0.334375 per share (before pro ration for partial period holders of record) for 5.35% Series A Preferred Stock holders of record on July 22, 2026 with a payment date of August 3, 2026.
•$0.156250 per share (before pro ration for partial period holders of record) for 7.50% Preferred Stock holders of record on July 22, 2026 with a payment date of August 3, 2026.
•$0.156250 per share (before pro ration for partial period holders of record) for 7.50% Preferred Stock holders of record on August 19, 2026 with a payment date of September 1, 2026.
As of June 30, 2026, we have accrued approximately $4 and $1,185 in dividends that have not yet been paid for our 7.50% Preferred Stock holders and 5.35% Series A Preferred Stock holders, respectively.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

The following table shows our outstanding Preferred Stock as of June 30, 2026:

Series	Shares Authorized(8)	Maximum Offering Size (Shares)		Maximum Aggregate Liquidation Preference of Offering		Inception to Date Preferred Shares Sold via Offering	Inception to Date Liquidation Preference Issued via Offering		Preferred Stock Issued and Outstanding		Liquidation Preference Outstanding
Series A1	72,069,234	105,858,302	(1)	$2,646,458	(1)	31,448,021	$786,201		23,775,096	(4)	$594,377
Series M1	76,769,095	105,858,302	(1)	2,646,458	(1)	4,110,318	102,758		885,095	(4)	22,127
Series M2	80,000,000	105,858,302	(1)	2,646,458	(1)	—	—		—		—
Series A3	77,558,483	105,858,302	(1)	2,646,458	(1)	25,020,192	625,505		22,804,790	(4)	570,120
Series M3	77,797,471	105,858,302	(1)	2,646,458	(1)	3,490,259	87,256		1,658,155	(4)	41,454
Series A4	89,819,436	105,858,302	(1)	2,646,458	(1)	7,025,668	175,642		6,873,274	(5)	171,832
Series M4	89,664,559	105,858,302	(1)	2,646,458	(1)	938,860	23,472		1,910,755	(5)	47,769
Series A5	89,980,894	105,858,302	(1)	2,646,458	(1)	4,115,892	102,897		4,104,726	(5)	102,618
Series M5	89,996,200	105,858,302	(1)	2,646,458	(1)	909,536	22,738		1,080,460	(5)	27,012
Series A2	872,000	187,000		4,675		187,000	4,675		59,000	(4)	1,475
Series A	22,151,157	22,000,000	(2)	550,000		6,065,692	151,642		5,316,849	(6)	132,921
Total	766,678,529	128,045,302	(3)	$3,201,133	(3)	83,311,438	$2,082,785	(7)	68,468,200		$1,711,704	(7)
(1) The maximum offering of 105,858,302 shares and $2,646,458 aggregate liquidation preference is for any combination of Series A1, Series M1, Series M2, Series A3, Series M3, Series A4, Series M4, Series A5, and Series M5 shares.
(2) The maximum offering of 22,000,000 shares and $550,000 aggregate liquidation preference is related to (i) the public offering of 6,000,000 shares, or $150,000 in aggregate liquidation preference, of our Series A Preferred Stock in July 2021 and (ii) the Series A Preferred Stock ATM Program of up to 16,000,000 shares, or $400,000 in aggregate liquidation preference, of our Series A Preferred Stock.
(3) The authorized maximum offering size of Preferred Stock as of June 30, 2026 was 128,045,302 shares, par value $0.001 per share, with an aggregate liquidation preference of $3,201,133, a liquidation preference of $25.00 per share. The totals referenced in the above table are in light of the combined maximum offering amounts for the various series of shares identified in footnote 1 and the table columns are not intended to foot.
(4) Preferred Stock shares issued and outstanding is calculated as shares issued under the respective offering program, including additional shares issued through the Preferred Stock DRIP and net of Preferred Stock conversions to common stock through the Holder Optional Conversion and Optional Redemption Upon Death of Holder. Refer to subsequent tables for respective fiscal year activity.
(5) Preferred Stock shares outstanding is calculated as shares issued under the respective offering program, including additional shares issued through the Preferred Stock DRIP and net of Preferred Stock redemptions through the Holder Optional Redemption and Optional Redemption Upon Death of Holder. Refer to subsequent tables for respective fiscal year activity.
(6) Preferred Stock shares outstanding is calculated as shares issued under the respective offering or Series A Preferred Stock ATM Program, net of shares repurchased via open market purchases and shares retired via the Tender Offer. Refer to subsequent tables for respective fiscal year activity.
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
(1) The maximum offering of 90,000,000 shares and $2,250,000 aggregate liquidation preference was for any combinations of Series A1, Series M1, Series M2, Series A3, Series M3, Series A4, Series M4, Series A5, and Series M5 shares.
(2) The maximum offering of 10,000,000 shares and $250,000 aggregate liquidation preference was for any combinations of Series AA1, Series MM1, Series AA2, and Series MM2.
(3) The authorized maximum offering size of Preferred Stock as of June 30, 2025 was 106,187,000 shares, par value $0.001 per share, with an aggregate liquidation preference of $2,654,675, a liquidation preference of $25.00 per share. The totals referenced in the above table are in light of the combined maximum offering amounts for the various series of shares identified in footnote 1 and footnote 2 and the table columns are not intended to foot.
(4) Preferred Stock shares outstanding is calculated as shares issued under the respective offering program, including additional shares issued through the Preferred Stock DRIP and net of Preferred Stock conversions to common stock through the Holder Optional Conversion and Optional Redemption Upon Death of Holder. Refer to subsequent tables for respective fiscal year activity.
(5) Preferred Stock shares issued and outstanding is calculated as shares issued under the respective offering program including additional shares issued through the Preferred Stock DRIP and net of Preferred Stock redemptions through the Holder Optional Redemption and Optional Redemption Upon Death of Holder. Refer to subsequent tables for respective fiscal year activity.
(6) Preferred Stock shares outstanding is calculated as shares issued under the respective offering program net of shares repurchased via open market purchases and shares retired via the Tender Offer. Refer to subsequent tables for respective fiscal year activity.
(7) Does not foot due to rounding.
Preferred Stock issued prior to the issuance of our 5.35% Series A Preferred Stock has a carrying value equal to liquidation value per share on our Consolidated Statements of Assets and Liabilities. Subsequent issuances of our Preferred Stock classified as temporary equity are recorded net of issuance costs, with the Floating Rate Preferred Stock and 7.50% Preferred Stock immediately accreted to redemption value as discussed above. The carrying value of all Preferred Stock is inclusive of cumulative accrued and unpaid dividends as of June 30, 2026 and June 30, 2025.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Series A1, Series A2, Series M1, Series A3, and Series M3 shares outstanding are net of dividend reinvestments paid and conversions to common stock in accordance with their liquidation features. Series A4, Series M4, Series A5, and Series M5 shares outstanding are net of dividend reinvestments paid and redemptions in accordance with their liquidation features. Series A shares outstanding are net of shares repurchased via the authorized repurchase of Series A Preferred Stock. Series M shares outstanding are net of shares exchanged for shares of alternative Series M stock. The following tables show such activity during the year ended June 30, 2026:

Series	June 30, 2025 Shares Outstanding	Shares Issued		Shares issued through Preferred Stock DRIP	Exchanges	Redemptions/Repurchases(1)	June 30, 2026 Shares Outstanding
Series A1	26,763,091	—		60,135	—	(3,048,130)	23,775,096
Series M1	1,122,110	—		498	(44,894)	(192,619)	885,095
Series A3	24,081,697	—		72,937	—	(1,349,844)	22,804,790
Series M3	2,281,053	—		2,146	(59,132)	(565,912)	1,658,155
Series A4	6,981,297	—		14,200	—	(122,223)	6,873,274
Series M4	2,209,528	—		3,831	—	(302,603)	1,910,755	(2)
Series A5	1,647,217	2,469,928		6,687	—	(19,106)	4,104,726
Series M5	415,787	564,058		388	104,026	(3,800)	1,080,460	(2)
Series A2	163,000	—		—	—	(104,000)	59,000
Series A	5,251,157	65,692		—	—	—	5,316,849
Total	70,915,937	3,099,678	(3)	160,822	—	(5,708,237)	68,468,200
(1)During the year ended June 30, 2026, 5,260,505 shares of the 5.50% Preferred Stock and 6.50% Preferred Stock, were converted to common shares via Holder Optional Redemptions and Optional Redemptions Upon Death of Holder and 447,732 shares of the Floating Rate Preferred Stock and 7.50% Preferred Stock were redeemed for cash via Holder Optional Redemptions.
(2)Does not foot or crossfoot due to fractional share rounding.
(3)During the year ended June 30, 2026, we issued 3,099,678 shares of Preferred Stock for net proceeds of $70,356 with a liquidation value of $77,492.

The following tables show such activity during the year ended June 30, 2025:

Series	June 30, 2024 Shares Outstanding	Shares Issued		Shares issued through Preferred Stock DRIP	Exchanges		Redemptions/Repurchases(1)		June 30, 2025 Shares Outstanding
Series A1	28,932,457	—		66,115	—		(2,235,479)		26,763,091	(2)
Series M1	1,788,851	—		758	(195,938)		(471,561)		1,122,110
Series A3	24,810,648	87,237		76,763	—		(892,951)		24,081,697
Series M3	3,351,101	17,000		3,220	(283,198)		(807,069)		2,281,053	(2)
Series A4	3,766,166	3,260,346		13,125	—		(58,341)		6,981,297	(2)
Series M4	1,401,747	428,912		2,775	408,932		(32,838)		2,209,528
Series A5	—	1,645,964		1,252	—		—		1,647,217	(2)
Series M5	—	345,478		108	70,200		—		415,787	(2)
Series A2	164,000	—		—	—		(1,000)		163,000
Series A	5,251,157	—		—	—		—		5,251,157
Total	69,466,127	5,784,937	(3)	164,116	(4)	(4)	(4,499,240)	(2)	70,915,937	(2)
(1)During the year ended June 30, 2025, 4,408,060 shares of the 5.50% Preferred Stock and 6.50% Preferred Stock were converted to common shares via Holder Optional Redemptions and Optional Redemptions Upon Death of Holder and 91,179 shares of the Floating Rate Preferred Stock were redeemed for cash via Holder Optional Redemptions.
(2)Does not foot or crossfoot due to fractional share rounding.
(3)During the year ended June 30, 2025, we issued 5,784,937 shares of Preferred Stock for net proceeds of $131,562 with a liquidation value of $144,623.
(4)During the year ended June 30, 2025, an aggregate amount of 4.17 fractional shares were exchanged and paid to the exchanging holders with cash in lieu of the exchanged shares.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Common Stock
Our common stockholders’ equity accounts as of June 30, 2026 and June 30, 2025 reflect cumulative shares issued, net of shares previously repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemptions Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”), pursuant to which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify stockholders of our intention to purchase our common stock.
We did not repurchase any shares of our common stock under the Repurchase Program for the years ended June 30, 2026 and June 30, 2025. As of June 30, 2026, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
Excluding common stock dividend reinvestments and shares issued in connection with the 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemption Upon Death of Holder, during the years ended June 30, 2026 and June 30, 2025, we did not issue any shares of our common stock.
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
On July 7, 2026 at a special meeting of stockholders, our stockholders authorized us to sell shares of our common stock (during the next 12 months) at a price or prices below our net asset value per share at the time of sale in one or more offerings, subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of its outstanding common stock immediately prior to such sale).
During the years ended June 30, 2026 and June 30, 2025, we distributed approximately $249,696 and $264,059, respectively, to our common stockholders. The following table summarizes our distributions to common stockholders declared and payable for the years ended June 30, 2026 and June 30, 2025:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/8/2025	7/29/2025	8/20/2025	$0.045	$20,623
5/8/2025	8/27/2025	9/18/2025	0.045	20,805
8/26/2025	9/26/2025	10/22/2025	0.045	20,965
8/26/2025	10/29/2025	11/18/2025	0.045	21,145
11/6/2025	11/25/2025	12/18/2025	0.045	21,308
11/6/2025	12/29/2025	1/21/2026	0.045	21,441
11/6/2025	1/28/2026	2/18/2026	0.045	21,653
2/9/2026	2/25/2026	3/19/2026	0.045	21,812
2/9/2026	3/27/2026	4/21/2026	0.045	21,956
2/9/2026	4/28/2026	5/19/2026	0.045	22,382
5/7/2026	5/27/2026	6/18/2026	0.035	17,661
5/7/2026	6/26/2026	7/22/2026	0.035	17,945
Total declared and payable for the year ended June 30, 2026				$249,696

5/8/2024	7/29/2024	8/21/2024	$0.06	$25,607
5/8/2024	8/28/2024	9/19/2024	0.06	25,739
8/28/2024	9/26/2024	10/22/2024	0.06	26,012
8/28/2024	10/29/2024	11/19/2024	0.06	26,135
11/8/2024	11/26/2024	12/19/2024	0.045	19,671
11/8/2024	12/27/2024	1/22/2025	0.045	19,748
11/8/2024	1/29/2025	2/19/2025	0.045	19,842
2/10/2025	2/26/2025	3/20/2025	0.045	19,995
2/10/2025	3/27/2025	4/17/2025	0.045	20,129
2/10/2025	4/28/2025	5/20/2025	0.045	20,297
5/8/2025	5/28/2025	6/18/2025	0.045	20,380
5/8/2025	6/26/2025	7/22/2025	0.045	20,504
Total declared and payable for the year ended June 30, 2025				$264,059
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during the year ended June 30, 2026 and June 30, 2025. It does not include distributions previously declared to common stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to June 30, 2026:
•$0.035 per share for July 2026 holders of record on July 29, 2026 with a payment date of August 20, 2026.
•$0.035 per share for August 2026 holders of record on August 27, 2026 with a payment date of September 17, 2026.
During the years ended June 30, 2026 and June 30, 2025, we issued 10,834,822 and 7,505,661 shares of our common stock, respectively, in connection with the common stock dividend reinvestment plan.
As of June 30, 2026, we have reserved 612,825,656 shares of our common stock for issuance upon conversion of the 5.50% Preferred Stock and the 6.50% Preferred Stock and 89,165,178 shares of our common stock for issuance to common stock holders pursuant to our common stock dividend reinvestment and direct stock purchase plan.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Note 10. Other Income
Other income consists of structuring fees, amendment fees, overriding royalty interests, receipts related to net profit and revenue interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the years ended June 30, 2026, 2025, and 2024:

	Year Ended June 30,
	2026	2025	2024
Structuring and amendment fees	$9,000	$12,348	$27,666
Royalty, net profit and revenue interests	668	15,838	51,001
Administrative agent fees	887	763	730
Total other income	$10,555	$28,949	$79,397
Note 11. Net Increase (Decrease) in Net Assets per Common Share
Basic earnings (loss) per share is calculated by dividing the net increase (decrease) in net assets resulting from operations, less preferred stock dividends plus net gain (loss) on repurchase and accretion to redemption value of redeemable preferred stock, by the weighted average number of common shares outstanding for that period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding using the if-converted method for the 5.50% Preferred Stock, the 6.50% Preferred Stock (see Note 9) and for the year ended June 30, 2024, the 2025 Notes (see Note 5). The 2025 Notes matured on March 1, 2025 and therefore are excluded from the if-converted method of dilutive earnings per share for the years ended June 30, 2026 and June 30, 2025.
Diluted earnings per share excludes all dilutive potential common shares if their effect is anti-dilutive.
During the year ended June 30, 2026, all 49,182,136 shares of our issued and outstanding Convertible Preferred Stock has an anti-dilutive effect and therefore, conversion is not assumed.
During the year ended June 30, 2025, all 54,410,942 shares of our issued and outstanding Convertible Preferred Stock has an anti-dilutive effect and therefore, conversion is not assumed.
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
The following information sets forth the computation of basic and diluted earnings per common share during the year ended June 30, 2026, 2025,and 2024, respectively:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	For the Year Ended June 30,
	2026		2025	2024
Net increase (decrease) in net assets resulting from operations - basic	$29,828		$(593,762)	$147,416
Adjustment for dividends on Convertible Preferred Stock	—		—	80,100
Adjustment for Incentive Fee on Convertible Instruments	—		—	(16,020)
Net increase (decrease) in net assets resulting from operations - diluted	$29,828		$(593,762)	$211,496

Weighted average common shares outstanding - basic	479,866,265		440,314,909	412,703,365
Weighted average common shares from assumed conversion of Convertible Preferred Stock	—		—	212,573,371
Weighted average common shares from assumed conversion of Convertible Notes	—		—	—
Weighted average shares of common stock outstanding - diluted	479,866,265		440,314,909	625,276,736

Earnings (loss) per share - basic	$0.06		$(1.35)	$0.36
Earnings (loss) per share - diluted	$0.06	(1)	$(1.35)	$0.34
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

	Tax Year Ended August 31,
	2025	2024	2023
Ordinary income	$189,162	$227,508	$243,085
Capital gain	—	—	—
Return of capital	69,913	71,414	44,838
Total distributions paid to common stockholders	$259,075	$298,922	$287,923

The tax character of dividends paid to preferred stockholders during the tax years ended August 31, 2025, 2024, and 2023 were as follows:

	Tax Year Ended August 31,
	2025	2024	2023
Ordinary income	$106,977	$99,253	$74,975
Capital gain	—	—	—
Return of capital	—	—	—
Total distributions paid to preferred stockholders	$106,977	$99,253	$74,975

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

As of August 26, 2025 when our prior Form 10-K was filed for the year ended June 30, 2025, we estimated our distributions for the fiscal year then ended to be $360,488 of distributions of ordinary income and $10,394 to be return of capital. Subsequent to our filing date, we obtained more information from our underlying investments as to the character of the distributions for the tax year ended August 31, 2025, which resulted in changes to distributions previously disclosed in our Form 10-K filing. As a result of the change, our total distributable loss on our Consolidated Statements of Assets and Liabilities for the year ended June 30, 2025 changed from $1,253,880 to $1,194,137, with $59,743 being reclassified to return of capital from ordinary income. The remaining reclassification of tax distributions classified as return of capital for the tax year ended August 31, 2025 has been adjusted in the fiscal year ended June 30, 2026. This adjustment results in an increase to distributable earnings of $10,170 for the year ended June 30, 2026.

For the tax year ending August 31, 2026, the tax character of distributions paid to stockholders through June 30, 2026 is expected to be ordinary income and return of capital. However, due to the difference between our fiscal and tax year ends, the final determination of the tax character of distributions between ordinary income and return of capital will not be made until we file our tax return for the tax year ending August 31, 2026.

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following table reconciles the net increase in net assets resulting from operations to taxable income for the tax years ended August 31, 2025, 2024, and 2023:

	Tax Year Ended August 31,
	2025	2024	2023
Net increase (decrease) in net assets resulting from operations	$(490,501)	$234,119	$(88,043)
Net realized (gains) losses on investments	539,089	434,238	40,795
Net unrealized (gains) losses on investments	289,399	(259,971)	480,916
Other temporary book-to-tax differences(1)	(42,450)	(81,794)	(148,147)
Permanent differences	96	62	27
Taxable income before deductions for distributions	$295,633	$326,654	$285,548

(1) Temporary book-to-tax differences include timing recognition of CLO income, flow-through investment income/loss, and dividend income from portfolio companies.
As of our most recent tax year ended August 31, 2025, we had no undistributed ordinary income in excess of cumulative distributions and no capital gain in excess of cumulative distributions.
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. As of our most recent tax year ended August 31, 2025, we had a capital loss carryforward of $711,167 available for use in later tax years.
As of June 30, 2026, the cost basis of investments for tax purposes was $6,367,797 resulting in an estimated net unrealized loss of $25,239. As of June 30, 2025, the cost basis of investments for tax purposes was $6,800,692 resulting in an estimated net unrealized loss of $127,176. As of June 30, 2026, the gross unrealized gains and losses were $1,263,482 and $1,288,721, respectively. As of June 30, 2025, the gross unrealized gains and losses were $1,308,011 and $1,435,187, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of June 30, 2026 and June 30, 2025 was calculated based on the book cost of investments as of June 30, 2026 and June 30, 2025, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2025 and 2024, respectively.
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
The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from us, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our total assets. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. The total gross base management fee incurred to the favor of the Investment Adviser was $130,934, $145,756, and $157,001 during the years ended June 30, 2026, 2025, and 2024, respectively.
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
The total income incentive fee incurred was $26,508, $40,772, and $80,548 during the years ended June 30, 2026, 2025, and 2024, respectively. No capital gains incentive fee was incurred during the years ended June 30, 2026, 2025, and 2024.
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
In December 2025, Prospect Administration finalized a litigation settlement related to a portfolio company owned by the Company that provided $20,500 in proceeds to Prospect Administration. During the year ended June 30, 2026, Prospect Administration sent $2,369 of the proceeds to the Company for reimbursement of external legal fees previously incurred by us related to the litigation, which is recorded within the reimbursement of administrative expenses presented in the Consolidated Statement of Operations. From the remaining proceeds, $3,375 was sent to the portfolio company involved in the litigation settlement, and $14,756 was used to offset the below allocations of overhead expense from Prospect Administration to the Company during the year ended June 30, 2026.
The gross allocation of overhead expense from Prospect Administration to the Company was $22,095, $22,257, and $25,781 for the years ended June 30, 2026, 2025, and 2024, respectively. The $17,125 in litigation settlement proceeds discussed above was

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

recorded in the year ended June 30, 2026 to offset this allocation of overhead expense and is presented as a reimbursement of administrative expenses to arrive at the total net operating expenses reported in the Consolidated Statement of Operations.
Prospect Administration received estimated payments of $1,534, $2,615, and $4,435 directly from our portfolio companies for legal, tax, and other administrative services during the years ended June 30, 2026, 2025, and 2024, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments during the years ended June 30, 2026, 2025, and 2024, Prospect Administration’s charges for its administrative services during the respective periods would have increased by this amount.
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
During the years ended June 30, 2026, 2025, and 2024 we received payments of $11,021 ,$9,286, $10,459, respectively, from our portfolio companies for contractual managerial assistance and subsequently remitted these amounts to Prospect Administration.
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
We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the years ended June 30, 2026, 2025, and 2024, we recognized expenses related to valuation services of $32, $89, and $80, respectively. Additionally, we both incur and reimburse for expenses related to marketing, insurance, legal fees, offering costs and general and administrative expenses that are allocated between Prospect, Priority Income Fund, Inc., Prospect Floating Rate and Alternative Income Fund, Inc., Prospect Enhanced Yield Fund and Prospect Credit REIT, LLC. During the year ended June 30, 2026, the net amount reimbursed to us for these expenses was $203 and during the years ended June 30, 2025 and 2024, the net amount reimbursed from us for these expenses was $51 and $177, respectively.

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

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Interest Income	$11,508	$2,748	$—
Other Income
Structuring Fee	$—	$33	$—
Administrative Agent	50	—	—
Total Other Income	$50	$33	$—
Reimbursement of Legal, Tax, etc. (1)	$84	$8	$—

(1) Paid from Belnick to Prospect Administration LLC (“PA”) as reimbursement for legal, tax, and portfolio level accounting services provided directly to Belnick (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Additions (2)	$—	$3,400	$—
Interest Income Capitalized as PIK	11,505	2,740	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	As of
	June 30, 2026	June 30, 2025
Interest Receivable (3)	$33	$31
Other Receivables (4)	3	(41)
(2) During the year ended June 30, 2025, Prospect provided $3,400 of equity funding.
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from/to Belnick to/from Prospect for reimbursement of future expenses paid by Prospect on behalf of Belnick.

CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings of Delaware LLC (“CP Holdings”), a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy Services, Inc. (“CP Energy”), and the remaining equity is owned by CP Energy management. CP Energy owns directly or indirectly 100% of each of CP Well; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”) a portfolio company of Prospect with $61,429 and $51,477 in first lien term loans (the “Spartan Term Loans”) due to us as of June 30, 2026 and June 30, 2025, respectively. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loans.
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

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Interest Income
Interest Income from CP Energy	$13,355	$12,550	$11,452
Interest Income from Spartan	6,898	6,013	4,840
Total Interest Income	$20,253	$18,563	$16,292
Reimbursement of Legal, Tax, etc. (1)	$7	$35	$99
(1) Paid from CP Energy to Prospect Administration LLC as reimbursement for legal, tax, and portfolio level accounting services provided directly to CP Energy (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Additions
CP Energy	$3,601	$9,600	$2,900
Spartan	7,000	5,931	4,569
Total Additions	$10,601	$15,531	$7,469
Interest Income Capitalized as PIK
CP Energy	$7,252	$5,574	$8,455
Spartan	2,952	4,370	3,954
Total Interest Income Capitalized as PIK	$10,204	$9,944	$12,409

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	As of
	June 30, 2026	June 30, 2025
Interest Receivable (2)	$59	$55
Other Receivables (3)	1,107	778
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

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Interest Income	$6,355	$8,711	$8,207
Managerial Assistance (1)	700	700	700
Reimbursement of Legal, Tax, etc. (2)	—	—	6
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

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Additions	$2,714	$—	$—
Accreted Original Issue Discount	—	—	1,105
Interest Income Capitalized as PIK	—	7,949	4,882

	As of
	June 30, 2026	June 30, 2025
Interest Receivable (3)	$15	$26
Other Receivables (4)	79	11
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from Credit Central to Prospect for reimbursement of expenses paid by Prospect on behalf of Credit Central.

Echelon Transportation LLC (f/k/a Echelon Aviation LLC)

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Prospect owns 100% of the membership interests of Echelon Transportation LLC (“Echelon”). Echelon owns 60.7% of the equity of AerLift Leasing Limited (“AerLift”). Following Echelon’s receipt of the final plane proceeds in the year ended June 30, 2026, we wrote off the remaining cost basis of our common and preferred equity and recognized realized losses of $22,738 and $29,596 respectively.

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Interest Income	$1,297	$3,343	$3,470
Managerial Assistance (1)	189	250	250
Reimbursement of Legal, Tax, etc. (2)	37	288	6
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

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Interest Income Capitalized as PIK	$—	$1,260	$—
Repayment of Loan Receivable	57,986	1,260	1,861
Realized (Loss) Gain	(52,334)	—	—

	As of
	June 30, 2026	June 30, 2025
Interest Receivable (3)	$—	$1,378
Other Receivables (4)	9	24
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from Echelon to Prospect for reimbursement of expenses paid by Prospect on behalf of Echelon.
Energy Solutions Holdings Inc.
Prospect owns 100% of the equity of Energy Solutions Holdings Inc. (“Energy Solutions”), a Consolidated Holding Company.

Energy Solutions owns 100% of each of Freedom Marine Solutions, LLC (“Freedom Marine”) (see discussion below for transactions with our controlled portfolio company “Freedom Marine Solutions, LLC”) and Yatesville Coal Company, LLC (“Yatesville”).

Energy Solutions also serves as the holding company for our 4.9% voting interest of Discovery MSO Holdco, LLC. Discovery MSO Holdco, LLC owns 100% of Discovery Point Retreat, LLC, a non-control portfolio company of Prospect with outstanding principal of $20,135 in first lien term loans and $293 in first lien delay draw term loans due to us as of June 30, 2026.

Energy Solutions also serves as the holding company for our 4.7% voting interest of TCSPV Holdings IV, LLC. TCSPV Holdings IV, LLC owns 100% of Healthcare Venture Partners, LLC, a non-control portfolio company of Prospect with outstanding principal of $11,570 in first lien term loans due to us as of June 30, 2026.

Energy Solutions also serves as the holding company for our 4.8% voting interest of BFC-SDR, LLC. BFC-SDR, LLC owns 100% of Safety Solutions Financing, LLC, a non-control portfolio company of Prospect with outstanding principal of $19,252 in first lien term loans due to us as of June 30, 2026.

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Interest Income	$71,975	$65,954	$62,675
Other Income
Structuring Fee	$328	$421	$—
Total Other Income	$328	$421	$—
Managerial Assistance (1)	$2,400	$2,400	$2,400
Reimbursement of Legal, Tax, etc. (2)	13	—	—
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

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Additions	$10,928	$17,501	$—
Interest Income Capitalized as PIK	31	10,115	29,385
Repayment of Loan Receivable	2,867	437	319

	As of
	June 30, 2026	June 30, 2025
Interest Receivable (3)	$205	$189
Other Receivables (4)	4	96
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

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Reimbursement of Legal, Tax, etc. (1)	$—	$1	$—
(1) Paid from Freedom Marine to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to Freedom Marine (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Additions	$850	$975	$—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	As of
	June 30, 2026	June 30, 2025
Other Receivables (2)	$5	$1

(2) Represents amounts due from Freedom Marine to Prospect for reimbursement of expenses paid by Prospect on behalf of Freedom Marine.

InterDent, Inc.
Prospect owns 100% of the equity of InterDent, Inc. (“InterDent”).

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Interest Income	$42,685	$39,207	$36,946
Managerial Assistance (1)	1,463	1,463	1,463
Reimbursement of Legal, Tax, etc. (2)	21	15	23
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

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Additions	$18,000	$17,000	$—
Interest Income Capitalized as PIK	17,916	15,479	23,249

	As of
	June 30, 2026	June 30, 2025
Interest Receivable (3)	$124	$116
Other Receivables (4)	11	55
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from InterDent to Prospect for reimbursement of expenses paid by Prospect on behalf of InterDent.

Kickapoo Ranch Pet Resort

Prospect owns 100% of the membership interest of Kickapoo Ranch Pet Resort (“Kickapoo”). Kickapoo is a luxury pet boarding facility.

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Interest Income	$81	$160	$92
Dividend Income	—	—	80
Other Income
Structuring Fee	$—	$—	$75
Total Other Income	$—	$—	$75

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Additions	$—	$—	$1,500
Repayment of Loan Receivable	—	800	—

	As of
	June 30, 2026	June 30, 2025
Other Receivables (1)	$11	$4
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

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Interest Income	$9,052	$8,801	$8,434
Interest Income from Broda Canada	538	535	554
Total Interest Income	$9,590	$9,336	$8,988
Other Income
Structuring Fee	$178	$107	$130
Total Other Income	$178	$107	$130
Managerial Assistance (1)	$450	$376	$300
Reimbursement of Legal, Tax, etc. (2)	31	37	23
Realized (Loss) Gain	19	12	(1)
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

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Additions	$7,123	$4,265	$5,150

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	As of
	June 30, 2026	June 30, 2025
Interest Receivable (3)	$27	$26
Other Receivables (4)	2	65
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
During the year ended June 30, 2026, we provided $47,564 of debt financing to NPRC to fund real estate capital expenditures and provide working capital.
During the year ended June 30, 2026, we received partial repayments of $73,323 of our loans previously outstanding with NPRC and its wholly owned subsidiary.

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Interest Income	$60,395	$89,786	$99,538
Other Income
Structuring Fee	$—	$—	$16,470
Royalty, net profit and revenue interests	—	14,825	50,329
Total Other Income	$—	$14,825	$66,799
Managerial Assistance (1)	$2,300	$1,767	$3,525
Reimbursement of Legal, Tax, etc. (2)	1,777	2,151	1,664
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

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Additions	$47,564	$96,995	$252,944
Interest Income Capitalized as PIK	—	2,728	1,004
Repayment of Loan Receivable	73,323	285,386	108,950

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	As of
	June 30, 2026	June 30, 2025
Interest Receivable (3)	$158	$1,100
Other Receivables (4)	1	(1)
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
On June 20, 2025, the First Lien Term Loan debt of $29,091 converted to equity.

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Interest Income	$1,049	$3,793	$5,111
Other Income
Structuring Fee	$—	$—	$147
Total Other Income	$—	$—	$147
Managerial Assistance (1)	$400	$400	$100
Reimbursement of Legal, Tax, etc. (2)	3	115	3
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

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Additions	$—	$4,000	$5,350
Interest Income Capitalized as PIK	1,049	2,484	4,622

	As of
	June 30, 2026	June 30, 2025
Interest Receivable (3)	$3	$3
Other Receivables (4)	55	36
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide.

NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 92.77% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of June 30, 2026 and June 30, 2025, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Interest Income	$3,820	$4,039	$4,255
Dividend Income (1)	2,112	—	657
Managerial Assistance (2)	400	400	400
Realized (Loss) Gain	2,108	6,366	1,040
Reimbursement of Legal, Tax, etc. (3)	17	9	1
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

	As of
	June 30, 2026	June 30, 2025
Interest Receivable (4)	$10	$11
Other Receivables (5)	1	10
(4) Interest income recognized but not yet paid.
(5) Represents amounts due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB.

Pacific World Corporation
Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.99% and 99.99% fully-diluted ownership interest of Pacific World as of June 30, 2026 and June 30, 2025, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Interest Income	$9,775	$9,865	$10,164
Other Income
Structuring Fee	$418	$286	$812
Total Other Income	$418	$286	$812
Reimbursement of Legal, Tax, etc. (1)	$—	$38	$5
(1) Paid from Pacific World to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to Pacific World (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Additions	$16,700	$14,275	$32,500
Interest Income Capitalized as PIK	8,126	6,317	9,021
Repayment of Loan Receivable	—	4,875	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	As of
	June 30, 2026	June 30, 2025
Interest Receivable (2)	$27	$27
Other Receivables (3)	197	155
(2) Interest income recognized but not yet paid.
(3) Represents amounts due from Pacific World to Prospect for reimbursement of expenses paid by Prospect on behalf of Pacific World.
QC Holdings TopCo, LLC
As of June 30, 2026 and June 30, 2025, Prospect holds a 95.4% and 99.55% equity interest in QC Holdings TopCo, LLC (“QC Holdings”), representing a controlling beneficial interest in QC Holdings per the 1940 Act. QC Holdings specializes in consumer-focused alternative financial services and credit solutions.

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Interest Income	$13,767	$37	$—
Other Income
Structuring Fee	$—	$2,319	$—
Total Other Income	$—	$2,319	$—
Managerial Assistance (1)	$650	$—	$—
Reimbursement of Legal, Tax, etc. (2)	269	—	—
(1) No income recognized by Prospect. MA payments were paid from QC Holdings to Prospect and subsequently remitted to PA.
(2) Paid from QC Holdings to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to QC Holdings (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Additions	$6,805	$77,286	$—

	As of
	June 30, 2026	June 30, 2025
Interest Receivable (2)	$40	$37
Other Receivables (3)	(122)	(132)
(2) Interest income recognized but not yet paid.
(3) Represents amounts due to QC Holdings from Prospect for a credit of reimbursements of expenses paid by Prospect on behalf of QC Holdings.

R-V Industries, Inc.
Prospect owns 100% of the equity of R-V Holdings of Delaware, LLC (“R-V Holdings”), a Consolidated Holding Company. R-V Holdings owns 90.28% of the fully-diluted equity of R-V Industries, Inc. (“R-V”), with R-V management owning the remaining 9.72% of the equity. On December 15, 2020 we restructured our $28,622 Senior Subordinated Note with R-V into a $28,622 First Lien Note. No realized gain or loss was recorded as a result of the transaction.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Interest Income	$6,333	$5,558	$5,358
Dividend Income (1)	13,288	8,774	—
Other Income
Advisory Fee	$—	$—	$106
Total Other Income	$—	$—	$106
Managerial Assistance (2)	$180	$180	$180
Reimbursement of Legal, Tax, etc. (3)	13	14	17
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

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Additions	$14,000	$10,000	$3,700

	As of
	June 30, 2026	June 30, 2025
Interest Receivable (4)	$—	$16
Other Receivables (5)	10	8
(4) Interest income recognized but not yet paid.
(5) Represents amounts due from R-V to Prospect for reimbursement of expenses paid by Prospect on behalf of R-V.

Strategic Chemical Solutions Corp. (effective October 21, 2025 f/k/a USES Corp.)
Prospect owns 99.96% of the equity of Strategic Chemical Solutions Corp. as of June 30, 2026. Strategic Chemical Solutions Corp. provides industrial, environmental, and maritime services in the Gulf States region.
On December 31, 2025, we wrote down the cost basis of the Term Loan A and the Term Loan B loans to zero and realized a loss of $35,568 and $30,651 respectively.

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Interest Income	$2,826	$2,775	$1,990
Other Income
Administrative Agent	$6	$—	$—
Total Other Income	$6	$—	$—
Realized (Loss) Gain	$(66,219)	$—	$—
Reimbursement of Legal, Tax, etc. (1)	4	74	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

(1) Paid from Strategic Chemical Solutions Corp. to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to Strategic Chemical Solutions Corp. (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Additions	$—	$6,000	$—
Interest Income Capitalized as PIK	1,405	2,638	1,545
Repayment of Loan Receivable	—	2,300	—

	As of
	June 30, 2026	June 30, 2025
Interest Receivable (2)	$8	$8
Other Receivables (3)	197	221

(2) Interest income recognized but not yet paid.
(3) Represents amounts due from Strategic Chemical Solutions Corp. to Prospect for reimbursement of expenses paid by Prospect on behalf of Strategic Chemical Solutions Corp.

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

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Interest Income	$6,043	$4,755	$4,030
Dividend Income (1)	6,179	—	—
Other Income
Structuring Fee	$—	$300	$—
Total Other Income	$—	$300	$—
Managerial Assistance (2)	$10	$10	$10
Reimbursement of Legal, Tax, etc. (3)	14	21	3,345
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

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Additions	$—	$20,000	$2,500
Dividend Income Capitalized as PIK	6,179	—	—
Repayment of Loan Receivable	248	107	49

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	As of
	June 30, 2026	June 30, 2025
Interest Receivable (4)	$16	$17
Other Receivables (5)	4	10
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

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Interest Income
Interest Income from Valley	$1,238	$1,314	$1,389
Interest Income from Valley Electric	11,300	11,363	10,927
Total Interest Income	$12,538	$12,677	$12,316
Dividend Income (1)	$10,924	$—	$—
Other Income
Royalty, net profit and revenue interests	$666	$666	$666
Total Other Income	$666	$666	$666
Managerial Assistance (2)	$600	$600	$600
Reimbursement of Legal, Tax, etc. (3)	12	3	—
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

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Interest Income Capitalized as PIK	$—	$—	$4,763

	As of
	June 30, 2026	June 30, 2025
Interest Receivable (4)	$35	$757
Other Receivables (5)	9	9
(4) Interest income recognized but not yet paid.
(5) Represents amounts due from Valley Electric to Prospect for reimbursement of expenses paid by Prospect on behalf of Valley Electric.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Victor Technology, LLC
Prospect owns 100% of the equity of Victor Holdings of Delaware, LLC (“Victor Holdings”), a Consolidated Holding Company. During the year ended June 30, 2026, Victor Holdings acquired 100% of the equity interest in VTI Acquisition, Inc. (“VTI”) and 100% of the equity interest in Victor Technology, LLC (“Victor Technology”). As a result, Prospect’s investment in Victor Technology is classified as a control investment as of June 30, 2026. Victor Technology is a manufacturer and distributor of office supplies, including calculators, standing desks, organizers and paperclips.

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Interest Income	$619	$—	$—
Other Income
Administrative Agent	$13	$—	$—
Total Other Income	$13	$—	$—

	Years Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Additions (1)	$2,000	$—	$—
Repayment of Loan Receivable	150	—	—
(1) During the year ended June 30, 2026, Prospect provided $2,000 of equity funding.

	As of
	June 30, 2026	June 30, 2025
Interest Receivable (2)	$3	$—
Other Receivables (3)	17	—
(2) Interest income recognized but not yet paid.
(3) Represents amounts due from Victor Technology to Prospect for reimbursement of expenses paid by Prospect on behalf of Victor Technology.

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
We are not aware of any material legal proceedings as of June 30, 2026.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Note 16. Financial Highlights

The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2026:

	Year Ended June 30,
	2026		2025		2024		2023		2022
Per Share Data(10)
Net asset value per common share at beginning of year	$6.56		$8.74		$9.24		$10.48		$9.81
Net investment income	0.68		0.77		1.02		1.06		0.88
Net realized and change in unrealized gains (losses)(1)	(0.40)		(1.87)		(0.42)		(1.31)		0.61
Net increase (decrease) from operations	0.28		(1.11)	(5)	0.60		(0.25)		1.49
Distributions of net investment income to preferred stockholders	(0.22)	(4)	(0.24)		(0.24)		(0.17)		(0.05)
Distributions of capital gains to preferred stockholders	—	(4)	—		—	(7)	—	(7)	(0.01)
Total distributions to preferred stockholders	(0.22)		(0.24)		(0.24)		(0.17)		(0.06)
Net increase (decrease) from operations applicable to common stockholders	0.06		(1.35)		0.36		(0.43)	(5)	1.43
Distributions of net investment income to common stockholders	(0.50)	(4)	(0.44)	(8)	(0.56)		(0.60)		(0.60)
Distributions of capital gains to common stockholders	—	(4)	—		—		(0.02)		(0.11)
Return of capital to common stockholders	(0.02)	(4)	(0.16)	(8)	(0.16)		(0.10)		(0.01)
Total distributions to common stockholders	(0.52)		(0.60)		(0.72)		(0.72)		(0.72)
Effect of other comprehensive income (9)	0.01
Common stock transactions(2)	(0.41)		(0.25)		(0.15)		(0.10)		(0.05)
Offering costs from issuance of preferred stock	—		—		—		—		(0.03)
Reclassification of preferred stock issuance costs	—		—		—		—		0.03
Net asset value per common share at end of year	$5.71	(5)	$6.56	(5)	$8.74	(5)	$9.24	(5)	$10.48	(5)

Per share market value at end of year	$2.31		$3.18		$5.53		$6.20		$6.99
Total return based on market value(3)	(10.73%)		(33.71%)		1.47%		(1.37%)		(8.59%)
Total return based on net asset value(3)	6.97%		(13.47%)		7.61%		(1.96%)		17.21%
Shares of common stock outstanding at end of year	512,746,556		455,902,826		424,846,963		404,033,549		393,164,437
Weighted average shares of common stock outstanding	479,866,265		440,314,909		412,703,365		398,514,965		390,571,648

Ratios/Supplemental Data
Net assets at end of year	$2,928,846		$2,988,772		$3,711,733		$3,732,665		$4,119,123
Portfolio turnover rate	7.03%		12.43%		7.56%		6.05%		15.92%
Ratio of operating expenses to average net assets applicable to common shares(6)(11)	10.55%		11.26%		11.84%		11.01%		9.00%
Ratio of net investment income to average net assets applicable to common shares(6)	11.00%		10.03%		11.25%		10.75%		8.44%
(1)Realized gains (losses) is inclusive of net realized losses (gains) on investments, net realized losses (gains) from extinguishment of debt, net realized gains (losses) on derivative instruments and foreign currency transactions, and net realized gains (losses) from the repurchases and redemptions of preferred stock.
(2)Common stock transactions include the effect of our issuance of common stock in public offerings (net of underwriting and offering costs), shares issued in connection with our common stock dividend reinvestment plan, and common shares issued pursuant to the Holder Optional Conversion of our 5.50% Preferred Stock and 6.50% Preferred Stock.
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
(7)Effect is less than $0.01.
(8)The amounts reflected for the respective fiscal periods were updated based on tax information received subsequent to our Form 10-K filing for the year ended June 30, 2025. Certain reclassifications have been made in the presentation of prior period amounts. See Note 2 and Note 12 within the accompanying notes to the consolidated financial statements for further discussion.
(9)Effect of other comprehensive income is related to income/(loss) deemed attributable to instrument specific credit risk derived from changes in fair value associated with liabilities valued under the fair value option (ASC 825.)
(10)Per share data amount is based on the basic weighted average number of common shares outstanding for the year/period presented (except for dividends to stockholders which is based on actual rate per share).
(11)Absent the reimbursement of administrative expenses described in Note 13, the ratio of operating expenses to average net assets applicable to common shares would have been 11.13% for the year ended June 30, 2026.

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
On August 20, 2026, we announced the declaration of monthly dividends for our for 7.50% Preferred Stock holders of record on the following dates based on an annual dividend rate equal to 7.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in November as a result), as follows:

Monthly Cash 7.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
September 2026	9/21/2026	10/1/2026	$0.156250
October 2026	10/21/2026	11/2/2026	$0.156250
November 2026	11/18/2026	12/1/2026	$0.156250
On August 20, 2026, we announced the declaration of monthly dividends for our Floating Rate Preferred Stock for holders of record on the following dates based on an annualized dividend rate equal to 6.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in November as a result), authorized on August 19, 2026, as follows:

Monthly Cash Floating Rate Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
September 2026	9/21/2026	10/1/2026	$0.135417
October 2026	10/21/2026	11/2/2026	$0.135417
November 2026	11/18/2026	12/1/2026	$0.135417
On August 20, 2026, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual dividend rate equal to 5.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in November as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
September 2026	9/21/2026	10/1/2026	$0.114583
October 2026	10/21/2026	11/2/2026	$0.114583
November 2026	11/18/2026	12/1/2026	$0.114583

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

On August 20, 2026, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual dividend rate equal to 6.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in November as a result), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
September 2026	9/21/2026	10/1/2026	$0.135417
October 2026	10/21/2026	11/2/2026	$0.135417
November 2026	11/18/2026	12/1/2026	$0.135417
On August 20, 2026, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual dividend rate equal to 5.35% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in November as a result), as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
August 2026 - October 2026	10/21/2026	11/2/2026	$0.334375
On August 20, 2026, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Stockholder Distribution	Record Date	Payment Date	Amount ($ per share)
September 2026	9/28/2026	10/21/2026	$0.0350
October 2026	10/28/2026	11/18/2026	$0.0350

On July 1, 2026, we sold our 94.99% equity interests in Valley Electric for total consideration of $280,779, including fees and escrowed amounts. The consideration includes repayment in full of the $10,452 First Lien Term Loan, $34,777 First Lien Term B, and $38,630 First Lien Term Loan receivable to us, together with $35 of accrued interest and a $2,516 prepayment premium for early repayment, as well as a $9,840 advisory fee for the transaction. We received $143,874 of cash at closing and recorded a realized gain of $131,821 on the sale of our equity position in Valley Electric. In addition, there is $40,655 being held in escrow and additional future earn-out potential that will be recognized as additional realized gain if and when it is received.

On August 19, 2026, the Company filed an amendment to its charter (the “Articles of Amendment”) with the SDAT to increase the Company’s authorized shares of stock from 2,000,000,000 shares of stock to 4,000,000,000 shares of stock. The foregoing description of the Articles of Amendment is only a summary and is qualified in its entirety by reference to the full text of the Articles of Amendment, a copy of which is filed as Exhibit 3.21 to this Annual Report on Form 10-K.

On August 19, 2026, the Board of Directors of the Company amended and restated the bylaws of the Company (the “Amended and Restated Bylaws”) to change the voting standard for uncontested director elections from absolute majority to majority of the votes cast. The foregoing description of the Amended and Restated Bylaws is only a summary and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.2 to this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2026, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2026. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026, based upon criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2026 based on Internal Control—Integrated Framework (2013) issued by COSO.
Attestation Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Deloitte & Touche LLP, as auditor of our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of June 30, 2026.
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
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Prospect Capital Corporation
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Prospect Capital Corporation (the “Company”) as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2026, of the Company and our report dated August 20, 2026, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York
August 20, 2026

Item 9B. Other Information
During the year ended June 30, 2026, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
We have adopted insider trading policies and procedures governing the purchase, sale, and disposition of our securities by our officers and directors that are reasonably designed to promote compliance with insider trading laws, rules and regulations.
On August 19, 2026, the Company filed an amendment to its charter (the “Articles of Amendment”) with the SDAT to increase the Company’s authorized shares of stock from 2,000,000,000 shares of stock to 4,000,000,000 shares of stock. The foregoing description of the Articles of Amendment is only a summary and is qualified in its entirety by reference to the full text of the Articles of Amendment, a copy of which is filed as Exhibit 3.21 to this Annual Report on Form 10-K.

On August 19, 2026, the Board of Directors of the Company amended and restated the bylaws of the Company (the “Amended and Restated Bylaws”) to change the voting standard for uncontested director elections from absolute majority to majority of the votes cast. The foregoing description of the Amended and Restated Bylaws is only a summary and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.2 to this Annual Report on Form 10-K.

The below table sets forth each class of our outstanding securities as of August 19, 2026:

Title of Class of Securities	Amount Authorized	Amount Held by Registrant or for its Account	Amount Outstanding Exclusive of Amount held by Registrant or for its Account
Common Stock	3,234,237,954	—	524,832,496
Preferred Stock	765,762,046	—	68,028,556
3.364% 2026 Notes	300,000	—	263,220
3.437% 2028 Notes	300,000	—	239,603
5.50% 2030 Notes	182,491	—	182,491	(1)
Prospect Capital InterNotes®	1,000,000	—	603,284	(2)
(1) The 5.50% 2030 Notes are a foreign-denominated bond, issued in Israeli Shekels. The amount outstanding has been remeasured into U.S. Dollars as of August 19, 2026.
(2) Prospect Capital InterNotes® amount outstanding includes settlements occurring on or before the filing date of the 10-K for the year ended June 30, 2026.
Financial Highlights
The financial highlights for each of the five years ended June 30, 2026 are presented within Note 16. Financial Highlights within our consolidated financial statements.. The following is a schedule of financial highlights for each of the fiscal years ended June 30, 2021, June 30, 2020, June 30, 2019, June 30, 2018, and June 30, 2017:

	Year Ended June 30,
	2021		2020		2019		2018		2017
Per Share Data(6)
Net asset value at beginning of year	$8.18		$9.01		$9.35		$9.32		$9.62
Net investment income	0.75		0.72		0.85		0.79		0.85
Net realized and change in unrealized gains (losses)(1)	1.77		(0.76)		(0.46)		0.04		(0.15)
Net increase (decrease) from operations	2.51	(5)	(0.04)		0.39		0.83		0.70
Distributions of net investment income to preferred stockholders	—	(4)	—	(4)	—	(7)	—	(7)	—	(7)
Total Distributions to Preferred Stockholders	—	(4)	—	(4)	—	(7)	—	(7)	—	(7)
Net increase (decrease) from operations applicable to common stockholders	2.51		(0.04)		0.39		0.83		0.70
Distributions of net investment income to common stockholders	(0.63)		(0.49)		(0.72)		(0.77)		(1.00)
Return of capital to common stockholders	(0.09)		(0.23)		—		—		—
Total Distributions to common stockholders	(0.72)		(0.72)		(0.72)		(0.77)		(1.00)
Common stock transactions(2)	(0.11)		(0.07)		(0.01)		(0.03)		—	(4)
Offering costs from issuance of preferred stock	(0.04)		—	(4)	—	(7)	—	(7)	—	(7)
Net asset value at end of year	$9.81	(5)	$8.18		$9.01		$9.35		$9.32

Per share market value at end of year	$8.39		$5.11		$6.53		$6.71		$8.12
Total return based on market value(3)	85.83%		(11.35%)		8.23%		(7.42%)		16.80%
Total return based on net asset value(3)	35.52%		2.84%		7.17%		12.39%		8.98%
Shares of common stock outstanding at end of year	388,419,573		373,538,499		367,131,025		364,409,938		360,076,933
Weighted average shares of common stock outstanding	382,705,106		368,094,299		365,984,541		361,456,075		358,841,714

Ratios/Supplemental Data
Net assets at end of year	$3,945,517		$3,055,861		$3,306,275		$3,407,047		$3,354,952
Portfolio turnover rate	14.64%		16.46%		10.86%		30.70%		23.65%
Ratio of operating expenses to average net assets	9.98%		11.37%		11.65%		11.08%		11.57%
Ratio of net investment income to average net assets	8.24%		8.44%		9.32%		8.57%		8.96%

(1)Realized gains (losses) is inclusive of net realized losses (gains) on investments and realized losses (gains) from extinguishment of debt.
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
(4)Amount is less than $0.01.
(5)Does not foot due to rounding.
(6)Per share data amount is based on the basic weighted average number of common shares outstanding for the year/period presented (except for dividends to shareholders which is based on actual rate per share).
(7)Not applicable to the respective fiscal year.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.
PART III
We will file a definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2026 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our 2026 Proxy Statement.
Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2026 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2026 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2026 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2026 Proxy Statement.

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
3.Exhibits – The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws*
3.3	Articles of Amendment(96)
3.4	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (97)
3.5	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (98)
3.6	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(99)
3.7	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(119)
3.8	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(129)
3.9	Certificate of Correction to Articles Supplementary of Prospect Capital Corporation(130)
3.10	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(161)
3.11	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(178)
3.12	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(194)
3.13	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(195)
3.14	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(212)
3.15	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(253)
3.16	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(258)
3.17	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(304)
3.18	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(315)
3.19	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(382)
3.20	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(383)
3.21	Articles of Amendment*
4.1	Form of Share Certificate(2)
4.2	Form of Indenture(4)
4.3	Indenture dated as of February 16, 2012, by and between the Registrant and American Stock Transfer & Trust Company, LLC, as Trustee(5)
4.4
Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee (the “U.S. Bank Indenture”)(6)

4.5	Twenty-Second Supplemental Indenture dated as of November 23, 2012, to the U.S. Bank Indenture and Form of 6.625% Prospect Capital InterNote® due 2042(7)
4.6	Twenty-Fourth Supplemental Indenture dated as of November 29, 2012, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2032(8)
4.7	Twenty-Fifth Supplemental Indenture dated as of November 29, 2012, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2042(8)
4.8	Twenty-Eighth Supplemental Indenture dated as of December 6, 2012, to the U.S. Bank Indenture and Form of 6.375% Prospect Capital InterNote® due 2042(9)
4.9	Thirty-First Supplemental Indenture dated as of December 13, 2012, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2042(10)

4.10	Thirty-Fourth Supplemental Indenture dated as of December 20, 2012, to the U.S. Bank Indenture and Form of 6.125% Prospect Capital InterNote® due 2042(11)
4.11	Thirty-Sixth Supplemental Indenture dated as of December 28, 2012, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2030(12)
4.12	Thirty-Seventh Supplemental Indenture dated as of December 28, 2012, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2042(12)
4.13	Thirty-Ninth Supplemental Indenture dated as of January 4, 2013, to the U.S. Bank Indenture and Form of 4.875% Prospect Capital InterNote® due 2031(13)
4.14	Fortieth Supplemental Indenture dated as of January 4, 2013, to the U.S. Bank Indenture and Form of 5.875% Prospect Capital InterNote® due 2043(13)
4.15	Forty-Second Supplemental Indenture dated as of January 10, 2013, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2031(14)
4.16	Forty-Third Supplemental Indenture dated as of January 10, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2043(14)
4.17	Forty-Fifth Supplemental Indenture dated as of January 17, 2013, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2031(15)
4.18	Forty-Sixth Supplemental Indenture dated as of January 17, 2013, to the U.S. Bank Indenture and Form of 5.625% Prospect Capital InterNote® due 2043(15)
4.19	Forty-Eighth Supplemental Indenture dated as of January 25, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2031(16)
4.20	Forty-Ninth Supplemental Indenture dated as of January 25, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(16)
4.21	Fifty-First Supplemental Indenture dated as of January 31, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2031(17)
4.22	Fifty-Second Supplemental Indenture dated as of January 31, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(17)
4.23	Fifty-Fourth Supplemental Indenture dated as of February 7, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2031(18)
4.24	Fifty-Fifth Supplemental Indenture dated as of February 7, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(18)
4.25	Fifty-Seventh Supplemental Indenture dated as of February 22, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2031(19)
4.26	Fifty-Eighth Supplemental Indenture dated as of February 22, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(19)
4.27	Sixtieth Supplemental Indenture dated as of February 28, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2031(20)
4.28	Sixty-First Supplemental Indenture dated as of February 28, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(20)
4.29	Sixty-Third Supplemental Indenture dated as of March 7, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2031(21)
4.30	Sixty-Fourth Supplemental Indenture dated as of March 7, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(21)
4.31	Sixty-Sixth Supplemental Indenture dated as of March 14, 2013, to the U.S. Bank Indenture and Form of 4.125% to 6.000% Prospect Capital InterNote® due 2031(22)
4.32	Sixty-Seventh Supplemental Indenture dated as of March 14, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(22)
4.33	Seventieth Supplemental Indenture dated as of March 21, 2013, to the U.S. Bank Indenture and Form of 4.125% to 6.000% Prospect Capital InterNote® due 2031(23)
4.34	Seventy-First Supplemental Indenture dated as of March 21, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(23)
4.35	Seventy-Fourth Supplemental Indenture dated as of March 28, 2013, to the U.S. Bank Indenture and Form of 4.125% to 6.000% Prospect Capital InterNote® due 2031(24)
4.36	Seventy-Fifth Supplemental Indenture dated as of March 28, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(24)
4.37	Seventy-Eighth Supplemental Indenture dated as of April 4, 2013, to the U.S. Bank Indenture and Form of 4.625% to 6.500% Prospect Capital InterNote® due 2031(25)
4.38	Seventy-Ninth Supplemental Indenture dated as of April 4, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2043(25)
4.39	Eighty-Second Supplemental Indenture dated as of April 11, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2031(26)

4.40	Eighty-Third Supplemental Indenture dated as of April 11, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2043(26)
4.41	Eighty-Sixth Supplemental Indenture dated as of April 18, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2031(27)
4.42	Eighty-Seventh Supplemental Indenture dated as of April 18, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2043(27)
4.43	Eighty-Ninth Supplemental Indenture dated as of April 25, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2031(28)
4.44	Ninetieth Supplemental Indenture dated as of April 25, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2043(28)
4.45	Ninety-Second Supplemental Indenture dated as of May 2, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(29)
4.46	Ninety-Third Supplemental Indenture dated as of May 2, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(29)
4.47	Ninety-Fifth Supplemental Indenture dated as of May 9, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(30)
4.48	Ninety-Sixth Supplemental Indenture dated as of May 9, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(30)
4.49	Ninety-Eighth Supplemental Indenture dated as of May 23, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(31)
4.50	Ninety-Ninth Supplemental Indenture dated as of May 23, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(31)
4.51	One Hundredth Supplemental Indenture dated as of May 23, 2013, to the U.S. Bank Indenture and Form of 5.000% to 7.000% Prospect Capital InterNote® due 2028(31)
4.52	One Hundred-Second Supplemental Indenture dated as of May 31, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(32)
4.53	One Hundred-Third Supplemental Indenture dated as of May 31, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(32)
4.54	One Hundred-Fifth Supplemental Indenture dated as of June 6, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(33)
4.55	One Hundred-Sixth Supplemental Indenture dated as of June 6, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(33)
4.56	One Hundred-Seventh Supplemental Indenture dated as of June 6, 2013, to the U.S. Bank Indenture and Form of 5.000% to 7.000% Prospect Capital InterNote® due 2028(33)
4.57	One Hundred-Ninth Supplemental Indenture dated as of June 13, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(34)
4.58	One Hundred-Tenth Supplemental Indenture dated as of June 13, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(34)
4.59	One Hundred-Twelfth Supplemental Indenture dated as of June 20, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(35)
4.60	One Hundred-Thirteenth Supplemental Indenture dated as of June 20, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(35)
4.61	One Hundred-Fifteenth Supplemental Indenture dated as of June 27, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2031(36)
4.62	One Hundred-Sixteenth Supplemental Indenture dated as of June 27, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(36)
4.63	One Hundred-Eighteenth Supplemental Indenture dated as of July 5, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2031(37)
4.64	One Hundred-Nineteenth Supplemental Indenture dated as of July 5, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(37)
4.65	One Hundred-Twentieth Supplemental Indenture dated as of July 5, 2013, to the U.S. Bank Indenture and Form of 6.750% Prospect Capital InterNote® due 2043(37)
4.66	One Hundred Twenty-Second Supplemental Indenture dated as of July 11, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2031(38)
4.67	One Hundred Twenty-Third Supplemental Indenture dated as of July 11, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(38)
4.68	One Hundred Twenty-Fourth Supplemental Indenture dated as of July 11, 2013, to the U.S. Bank Indenture and Form of 6.750% Prospect Capital InterNote® due 2043(38)
4.69	One Hundred Twenty-Sixth Supplemental Indenture dated as of July 18, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(39)

4.70	One Hundred Twenty-Seventh Supplemental Indenture dated as of July 18, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(39)
4.71	One Hundred Twenty-Eighth Supplemental Indenture dated as of July 18, 2013, to the U.S. Bank Indenture and Form of 6.750% Prospect Capital InterNote® due 2043(39)
4.72	One Hundred Thirtieth Supplemental Indenture dated as of July 25, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(40)
4.73	One Hundred Thirty-First Supplemental Indenture dated as of July 25, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(40)
4.74	One Hundred Thirty-Second Supplemental Indenture dated as of July 25, 2013, to the U.S. Bank Indenture and Form of 6.750% Prospect Capital InterNote® due 2043(40)
4.75	One Hundred Thirty-Fifth Supplemental Indenture dated as of August 1, 2013, to the U.S. Bank Indenture and Form of 6.125% Prospect Capital InterNote® due 2031(41)
4.76	One Hundred Thirty-Sixth Supplemental Indenture dated as of August 1, 2013, to the U.S. Bank Indenture and Form of 6.625% Prospect Capital InterNote® due 2043(41)
4.77	One Hundred Thirty-Ninth Supplemental Indenture dated as of August 8, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2031(42)
4.78	One Hundred Fortieth Supplemental Indenture dated as of August 8, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(42)
4.79	One Hundred Forty-Third Supplemental Indenture dated as of August 15, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(43)
4.80	One Hundred Forty-Fourth Supplemental Indenture dated as of August 15, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(43)
4.81	One Hundred Forty-Seventh Supplemental Indenture dated as of August 22, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(44)
4.82	One Hundred Forty-Eighth Supplemental Indenture dated as of August 22, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(44)
4.83	One Hundred Fifty-First Supplemental Indenture dated as of September 6, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(45)
4.84	One Hundred Fifty-Second Supplemental Indenture dated as of September 6, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(45)
4.85	One Hundred Fifty-Fifth Supplemental Indenture dated as of September 12, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(46)
4.86	One Hundred Fifty-Sixth Supplemental Indenture dated as of September 12, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(46)
4.87	One Hundred Fifty-Ninth Supplemental Indenture dated as of September 19, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(47)
4.88	One Hundred Sixtieth Supplemental Indenture dated as of September 19, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(47)
4.89	One Hundred Sixty-Third Supplemental Indenture dated as of September 26, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(48)
4.90	One Hundred Sixty-Fourth Supplemental Indenture dated as of September 26, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(48)
4.91	One Hundred Sixty-Seventh Supplemental Indenture dated as of October 3, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(49)
4.92	One Hundred Sixty-Eighth Supplemental Indenture dated as of October 3, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(49)
4.93	One Hundred Seventy-First Supplemental Indenture dated as of October 10, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(50)
4.94	One Hundred Seventy-Second Supplemental Indenture dated as of October 10, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(50)
4.95	One Hundred Seventy-Fifth Supplemental Indenture dated as of October 18, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(51)
4.96	One Hundred Seventy-Sixth Supplemental Indenture dated as of October 18, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(51)
4.97	One Hundred Eightieth Supplemental Indenture dated as of October 24, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(52)
4.98	One Hundred Eighty-First Supplemental Indenture dated as of October 24, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(52)
4.99	One Hundred Eighty-Fifth Supplemental Indenture dated as of October 31, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(53)

4.100	One Hundred Eighty-Sixth Supplemental Indenture dated as of October 31, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(53)
4.101	One Hundred Ninetieth Supplemental Indenture dated as of November 7, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(54)
4.102	One Hundred Ninety-First Supplemental Indenture dated as of November 7, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(54)
4.103	One Hundred Ninety-Fifth Supplemental Indenture dated as of November 15, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(55)
4.104	One Hundred Ninety-Sixth Supplemental Indenture dated as of November 15, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(55)
4.105	Two Hundredth Supplemental Indenture dated as of November 21, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(56)
4.106	Two Hundred First Supplemental Indenture dated as of November 21, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(56)
4.107	Two Hundred Fifth Supplemental Indenture dated as of November 29, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(57)
4.108	Two Hundred Sixth Supplemental Indenture dated as of November 29, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(57)
4.109	Two Hundred Tenth Supplemental Indenture dated as of December 5, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(58)
4.110	Two Hundred Eleventh Supplemental Indenture dated as of December 5, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(58)
4.111	Two Hundred Fifteenth Supplemental Indenture dated as of December 12, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(59)
4.112	Two Hundred Sixteenth Supplemental Indenture dated as of December 12, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(59)
4.113	Two Hundred Twentieth Supplemental Indenture dated as of December 19, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(60)
4.114	Two Hundred Twenty-First Supplemental Indenture dated as of December 19, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(60)
4.115	Two Hundred Twenty-Fifth Supplemental Indenture dated as of December 27, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(61)
4.116	Two Hundred Twenty-Sixth Supplemental Indenture dated as of December 27, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(61)
4.117	Two Hundred Thirtieth Supplemental Indenture dated as of January 3, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(62)
4.118	Two Hundred Thirty-First Supplemental Indenture dated as of January 3, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(62)
4.119	Two Hundred Fortieth Supplemental Indenture dated as of January 16, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(63)
4.120	Two Hundred Forty-First Supplemental Indenture dated as of January 16, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(63)
4.121	Two Hundred Forty-Fifth Supplemental Indenture dated as of January 24, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(64)
4.122	Two Hundred Forty-Sixth Supplemental Indenture dated as of January 24, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(64)
4.123	Two Hundred Fiftieth Supplemental Indenture dated as of January 30, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(65)
4.124	Two Hundred Fifty-First Supplemental Indenture dated as of January 30, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(65)
4.125	Two Hundred Fifty-Fifth Supplemental Indenture dated as of February 6, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(66)
4.126	Two Hundred Fifty-Sixth Supplemental Indenture dated as of February 6, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(66)
4.127	Two Hundred Sixtieth Supplemental Indenture dated as of February 13, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(67)
4.128	Two Hundred Sixty-First Supplemental Indenture dated as of February 13, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(67)
4.129	Two Hundred Sixty-Fifth Supplemental Indenture dated as of February 21, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(68)

4.130	Two Hundred Sixty-Sixth Supplemental Indenture dated as of February 21, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(68)
4.131	Two Hundred Seventy-First Supplemental Indenture dated as of February 27, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2026(69)
4.132	Two Hundred Seventy-Second Supplemental Indenture dated as of February 27, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(69)
4.133	Two Hundred Seventy-Sixth Supplemental Indenture dated as of March 6, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2026(70)
4.134	Two Hundred Seventy-Seventh Supplemental Indenture dated as of March 6, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(70)
4.135	Two Hundred Eighty-First Supplemental Indenture dated as of March 13, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2026(71)
4.136	Two Hundred Eighty-Second Supplemental Indenture dated as of March 13, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(71)
4.137	Two Hundred Eighty-Seventh Supplemental Indenture dated as of March 20, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2026(72)
4.138	Two Hundred Eighty-Eighth Supplemental Indenture dated as of March 20, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(72)
4.139	Two Hundred Ninety-Second Supplemental Indenture dated as of March 27, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2026(73)
4.140	Two Hundred Ninety-Third Supplemental Indenture dated as of March 27, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(73)
4.141	Two Hundred Ninety-Seventh Supplemental Indenture dated as of April 3, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(74)
4.142	Two Hundred Ninety-Eighth Supplemental Indenture dated as of April 3, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(74)
4.143	Three Hundred Second Supplemental Indenture dated as of April 10, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(75)
4.144	Three Hundred Third Supplemental Indenture dated as of April 10, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(75)
4.145	Three Hundred Seventh Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(76)
4.146	Three Hundred Eighth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(76)
4.147	Three Hundred Eighteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(77)
4.148	Three Hundred Twenty-Third Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(78)
4.149	Seven Hundred Nineteenth Supplemental Indenture dated as of August 1, 2019, to the U.S. Bank Indenture, and Form of 4.250% to 6.750% Prospect Capital InterNote® due 2029(82)
4.150	Seven Hundred Twenty-Third Supplemental Indenture dated as of August 8, 2019, to the U.S. Bank Indenture, and Form of 4.250% to 6.750% Prospect Capital InterNote® due 2029(83)
4.151	Seven Hundred Twenty-Seventh Supplemental Indenture dated as of August 15, 2019, to the U.S. Bank Indenture, and Form of 4.000% to 6.500% Prospect Capital InterNote® due 2029(84)
4.152	Seven Hundred Thirtieth Supplemental Indenture dated as of August 22, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(85)
4.153	Seven Hundred Thirty-First Supplemental Indenture dated as of August 22, 2019, to the U.S. Bank Indenture, and Form of 3.750% to 6.250% Prospect Capital InterNote® due 2029(85)
4.154	Seven Hundred Thirty-Fourth Supplemental Indenture dated as of September 26, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(86)
4.155	Seven Hundred Thirty-Fifth Supplemental Indenture dated as of September 26, 2019, to the U.S. Bank Indenture, and Form of 3.750% to 6.250% Prospect Capital InterNote® due 2029(86)
4.156	Seven Hundred Thirty-Eighth Supplemental Indenture dated as of October 3, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(87)
4.157	Seven Hundred Thirty-Ninth Supplemental Indenture dated as of October 3, 2019, to the U.S. Bank Indenture, and Form of 3.750% to 6.250% Prospect Capital InterNote® due 2029(87)
4.158	Seven Hundred Forty-Second Supplemental Indenture dated as of October 10, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(88)
4.159	Seven Hundred Forty-Third Supplemental Indenture dated as of October 10, 2019, to the U.S. Bank Indenture, and Form of 3.750% to 6.250% Prospect Capital InterNote® due 2029(88)

4.160	Seven Hundred Forty-Sixth Supplemental Indenture dated as of October 18, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(89)
4.161	Seven Hundred Forty-Ninth Supplemental Indenture dated as of October 24, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(90)
4.162	Seven Hundred Fifty-Second Supplemental Indenture dated as of October 31, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(91)
4.163	Seven Hundred Seventieth Supplemental Indenture dated as of December 19, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(92)
4.164	Seven Hundred Ninety-Fourth Supplemental Indenture dated as of February 12, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2030(93)
4.165	Nine Hundred Fourteenth Supplemental Indenture dated as of January 7, 2021, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2031(100)
4.166	Nine Hundred Seventeenth Supplemental Indenture dated as of January 14, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2028(101)
4.167	Nine Hundred Eighteenth Supplemental Indenture dated as of January 14, 2021, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2031(101)
4.168	Supplemental Indenture, dated as of January 22, 2021, by and between Prospect Capital Corporation and U.S. Bank National Association, as Trustee(102)
4.169	Form of Global Note of 3.706% Notes due 2026(103)
4.170	Nine Hundred Twenty-Third Supplemental Indenture dated as of January 28, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(104)
4.171	Nine Hundred Twenty-Fourth Supplemental Indenture dated as of January 28, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2028(104)
4.172	Nine Hundred Twenty-Fifth Supplemental Indenture dated as of January 28, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(104)
4.173	Nine Hundred Twenty-Sixth Supplemental Indenture dated as of February 4, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(105)
4.174	Nine Hundred Twenty-Seventh Supplemental Indenture dated as of February 4, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(105)
4.175	Nine Hundred Twenty-Eighth Supplemental Indenture dated as of February 4, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(105)
4.176	Nine Hundred Twenty-Ninth Supplemental Indenture dated as of February 11, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(106)
4.177	Nine Hundred Thirtieth Supplemental Indenture dated as of February 11, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(106)
4.178	Nine Hundred Thirty-First Supplemental Indenture dated as of February 11, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(106)
4.179	Nine Hundred Thirty-Second Supplemental Indenture dated as of February 25, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(107)
4.180	Nine Hundred Thirty-Third Supplemental Indenture dated as of February 25, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(107)
4.181	Nine Hundred Thirty-Fourth Supplemental Indenture dated as of February 25, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(107)
4.182	Nine Hundred Thirty-Fifth Supplemental Indenture dated as of March 4, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(109)
4.183	Nine Hundred Thirty-Sixth Supplemental Indenture dated as of March 4, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(109)
4.184	Nine Hundred Thirty-Seventh Supplemental Indenture dated as of March 4, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(109)
4.185	Nine Hundred Thirty-Eighth Supplemental Indenture dated as of March 11, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(110)
4.186	Nine Hundred Thirty-Ninth Supplemental Indenture dated as of March 11, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(110)
4.187	Nine Hundred Fortieth Supplemental Indenture dated as of March 11, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(110)
4.188	Nine Hundred Forty-First Supplemental Indenture dated as of March 18, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(111)
4.189	Nine Hundred Forty-Second Supplemental Indenture dated as of March 18, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(111)

4.190	Nine Hundred Forty-Third Supplemental Indenture dated as of March 18, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(111)
4.191	Nine Hundred Forty-Fourth Supplemental Indenture dated as of March 25, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(112)
4.192	Nine Hundred Forty-Fifth Supplemental Indenture dated as of March 25, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(112)
4.193	Nine Hundred Forty-Sixth Supplemental Indenture dated as of March 25, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(112)
4.194	Nine Hundred Forty-Seventh Supplemental Indenture dated as of April 1, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(113)
4.195	Nine Hundred Forty-Eighth Supplemental Indenture dated as of April 1, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(131)
4.196	Nine Hundred Forty-Ninth Supplemental Indenture dated as of April 1, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(113)
4.197	Nine Hundred Fiftieth Supplemental Indenture dated as of April 8, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(114)
4.198	Nine Hundred Fifty-First Supplemental Indenture dated as of April 8, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(114)
4.199	Nine Hundred Fifty-Second Supplemental Indenture dated as of April 8, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(114)
4.200	Nine Hundred Fifty-Third Supplemental Indenture dated as of April 15, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(115)
4.201	Nine Hundred Fifty-Fourth Supplemental Indenture dated as of April 15, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(115)
4.202	Nine Hundred Fifty-Fifth Supplemental Indenture dated as of April 15, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(115)
4.203	Nine Hundred Fifty-Sixth Supplemental Indenture dated as of April 22, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(116)
4.204	Nine Hundred Fifty-Seventh Supplemental Indenture dated as of April 22, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(116)
4.205	Nine Hundred Fifty-Eighth Supplemental Indenture dated as of April 22, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(116)
4.206	Nine Hundred Fifty-Ninth Supplemental Indenture dated as of April 29, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(117)
4.207	Nine Hundred Sixtieth Supplemental Indenture dated as of April 29, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(117)
4.208	Nine Hundred Sixty-First Supplemental Indenture dated as of April 29, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(117)
4.209	Nine Hundred Sixty-Second Supplemental Indenture dated as of May 6, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(118)
4.210	Nine Hundred Sixty-Third Supplemental Indenture dated as of May 6, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(118)
4.211	Nine Hundred Sixty-Fourth Supplemental Indenture dated as of May 6, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(118)
4.212	Nine Hundred Sixty-Fifth Supplemental Indenture dated as of May 20, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(119)
4.213	Nine Hundred Sixty-Sixth Supplemental Indenture dated as of May 20, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(119)
4.214	Nine Hundred Sixty-Seventh Supplemental Indenture dated as of May 20, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(119)
4.215	Nine Hundred Sixty-Eighth Supplemental Indenture dated as of May 27, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(121)
4.216	Nine Hundred Sixty-Ninth Supplemental Indenture dated as of May 27, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(121)
4.217	Nine Hundred Seventieth Supplemental Indenture dated as of May 27, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(121)
4.218	Supplemental Indenture, dated as of May 27, 2021, by and between Prospect Capital Corporation and U.S. Bank National Association, as Trustee(122)
4.219	Form of Global Note of 3.364% Notes due 2026 (122)

4.220	Nine Hundred Seventy-First Supplemental Indenture dated as of June 4, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2027(123)
4.221	Nine Hundred Seventy-Second Supplemental Indenture dated as of June 4, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2029(123)
4.222	Nine Hundred Seventy-Third Supplemental Indenture dated as of June 4, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(123)
4.223	Nine Hundred Seventy-Fourth Supplemental Indenture dated as of June 10, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2027(124)
4.224	Nine Hundred Seventy-Fifth Supplemental Indenture dated as of June 10, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2029(124)
4.225	Nine Hundred Seventy-Sixth Supplemental Indenture dated as of June 10, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(124)
4.226	Nine Hundred Seventy-Seventh Supplemental Indenture dated as of June 17, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2027(125)
4.227	Nine Hundred Seventy-Eighth Supplemental Indenture dated as of June 17, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2029(125)
4.228	Nine Hundred Seventy-Ninth Supplemental Indenture dated as of June 17, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(125)
4.229	Nine Hundred Eightieth Supplemental Indenture dated as of June 24, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2027(126)
4.230	Nine Hundred Eighty-First Supplemental Indenture dated as of June 24, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2029(126)
4.231	Nine Hundred Eighty-Second Supplemental Indenture dated as of June 24, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2031(126)
4.232	Nine Hundred Eighty-Third Supplemental Indenture dated as of June 24, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2033(126)
4.233	Nine Hundred Eighty-Fourth Supplemental Indenture dated as of July 1, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2027(127)
4.234	Nine Hundred Eighty-Fifth Supplemental Indenture dated as of July 1, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2029(127)
4.235	Nine Hundred Eighty-Sixth Supplemental Indenture dated as of July 1, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2031(127)
4.236	Nine Hundred Eighty-Seventh Supplemental Indenture dated as of July 1, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2033(127)
4.237	Nine Hundred Eighty-Eighth Supplemental Indenture dated as of July 9, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(128)
4.238	Nine Hundred Eighty-Ninth Supplemental Indenture dated as of July 9, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(128)
4.239	Nine Hundred Ninetieth Supplemental Indenture dated as of July 9, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2033(128)
4.240	Nine Hundred Ninety-First Supplemental Indenture dated as of July 9, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2036(128)
4.241	Nine Hundred Ninety-Second Supplemental Indenture dated as of July 15, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(129)
4.242	Nine Hundred Ninety-Third Supplemental Indenture dated as of July 15, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(129)
4.243	Nine Hundred Ninety-Fourth Supplemental Indenture dated as of July 15, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(129)
4.244	Nine Hundred Ninety-Fifth Supplemental Indenture dated as of July 15, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2033(129)
4.245	Nine Hundred Ninety-Sixth Supplemental Indenture dated as of July 15, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2036(129)
4.246	Nine Hundred Ninety-Seventh Supplemental Indenture dated as of July 22, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(132)
4.247	Nine Hundred Ninety-Eighth Supplemental Indenture dated as of July 22, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(132)
4.248	Nine Hundred Ninety-Ninth Supplemental Indenture dated as of July 22, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(132)
4.249	One Thousandth Supplemental Indenture dated as of July 22, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(132)

4.250	One Thousand First Supplemental Indenture dated as of July 22, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(132)
4.251	One Thousand Second Supplemental Indenture dated as of July 29, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(133)
4.252	One Thousand Third Supplemental Indenture dated as of July 29, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(133)
4.253	One Thousand Fourth Supplemental Indenture dated as of July 29, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(133)
4.254	One Thousand Fifth Supplemental Indenture dated as of July 29, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(133)
4.255	One Thousand Sixth Supplemental Indenture dated as of July 29, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(133)
4.256	One Thousand Seventh Supplemental Indenture dated as of August 5, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(134)
4.257	One Thousand Eighth Supplemental Indenture dated as of August 5, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(134)
4.258	One Thousand Ninth Supplemental Indenture dated as of August 5, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(134)
4.259	One Thousand Tenth Supplemental Indenture dated as of August 5, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(134)
4.260	One Thousand Eleventh Supplemental Indenture dated as of August 5, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(134)
4.261	One Thousand Twelfth Supplemental Indenture dated as of August 12, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(135)
4.262	One Thousand Thirteenth Supplemental Indenture dated as of August 12, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(135)
4.263	One Thousand Fourteenth Supplemental Indenture dated as of August 12, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(135)
4.264	One Thousand Fifteenth Supplemental Indenture dated as of August 12, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(135)
4.265	One Thousand Sixteenth Supplemental Indenture dated as of August 12, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(135)
4.266	One Thousand Seventeenth Supplemental Indenture dated as of August 19, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(136)
4.267	One Thousand Eighteenth Supplemental Indenture dated as of August 19, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(136)
4.268	One Thousand Nineteenth Supplemental Indenture dated as of August 19, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(136)
4.269	One Thousand Twentieth Supplemental Indenture dated as of August 19, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(136)
4.270	One Thousand Twenty-First Supplemental Indenture dated as of August 19, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(136)
4.271	One Thousand Twenty-Second Supplemental Indenture dated as of August 26, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(137)
4.272	One Thousand Twenty-Third Supplemental Indenture dated as of August 26, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(137)
4.273	One Thousand Twenty-Fourth Supplemental Indenture dated as of August 26, 2021, to the U.S. Bank Indenture, and Form of 3.400% Prospect Capital InterNote® due 2031(137)
4.274	One Thousand Twenty-Fifth Supplemental Indenture dated as of August 26, 2021, to the U.S. Bank Indenture, and Form of 3.700% Prospect Capital InterNote® due 2036(137)
4.275	One Thousand Twenty-Sixth Supplemental Indenture dated as of August 26, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(137)
4.276	One Thousand Twenty-Seventh Supplemental Indenture dated as of September 10, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(138)
4.277	One Thousand Twenty-Eighth Supplemental Indenture dated as of September 10, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(138)
4.278	One Thousand Twenty-Ninth Supplemental Indenture dated as of September 10, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(138)
4.279	One Thousand Thirtieth Supplemental Indenture dated as of September 10, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(138)

4.280	One Thousand Thirty-First Supplemental Indenture dated as of September 10, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(138)
4.281	One Thousand Thirty-Second Supplemental Indenture dated as of September 16, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(139)
4.282	One Thousand Thirty-Third Supplemental Indenture dated as of September 16, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(139)
4.283	One Thousand Thirty-Fourth Supplemental Indenture dated as of September 16, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(139)
4.284	One Thousand Thirty-Fifth Supplemental Indenture dated as of September 16, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(139)
4.285	One Thousand Thirty-Sixth Supplemental Indenture dated as of September 16, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(139)
4.286	One Thousand Thirty-Seventh Supplemental Indenture dated as of September 23, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(140)
4.287	One Thousand Thirty-Eighth Supplemental Indenture dated as of September 23, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(140)
4.288	One Thousand Thirty-Ninth Supplemental Indenture dated as of September 23, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(140)
4.289	One Thousand Fortieth Supplemental Indenture dated as of September 23, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(140)
4.290	One Thousand Forty-First Supplemental Indenture dated as of September 23, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(140)
4.291	One Thousand Forty-Second Supplemental Indenture dated as of September 30, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(141)
4.292	One Thousand Forty-Third Supplemental Indenture dated as of September 30, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(141)
4.293	One Thousand Forty-Fourth Supplemental Indenture dated as of September 30, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(141)
4.294	One Thousand Forty-Fifth Supplemental Indenture dated as of September 30, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(141)
4.295	One Thousand Forty-Sixth Supplemental Indenture dated as of September 30, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(141)
4.296	One Thousand Forty-Seventh Supplemental Indenture dated as of October 7, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(143)
4.297	One Thousand Forty-Eighth Supplemental Indenture dated as of October 7, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(143)
4.298	One Thousand Forty-Ninth Supplemental Indenture dated as of October 7, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(143)
4.299	One Thousand Fiftieth Supplemental Indenture dated as of October 7, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(143)
4.300	One Thousand Fifty-First Supplemental Indenture dated as of October 7, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(143)
4.301	One Thousand Fifty-Second Supplemental Indenture dated as of October 15, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(144)
4.302	One Thousand Fifty-Third Supplemental Indenture dated as of October 15, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(144)
4.303	One Thousand Fifty-Fourth Supplemental Indenture dated as of October 15, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(144)
4.304	One Thousand Fifty-Fifth Supplemental Indenture dated as of October 15, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(144)
4.305	One Thousand Fifty-Sixth Supplemental Indenture dated as of October 15, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(144)
4.306	One Thousand Fifty-Seventh Supplemental Indenture dated as of October 21, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(145)
4.307	One Thousand Fifty-Eighth Supplemental Indenture dated as of October 21, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(145)
4.308	One Thousand Fifty-Ninth Supplemental Indenture dated as of October 21, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(145)
4.309	One Thousand Sixtieth Supplemental Indenture dated as of October 21, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(145)

4.310	One Thousand Sixty-First Supplemental Indenture dated as of October 21, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(145)
4.311	One Thousand Sixty-Second Supplemental Indenture dated as of October 28, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2026(146)
4.312	One Thousand Sixty-Third Supplemental Indenture dated as of October 28, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2028(146)
4.313	One Thousand Sixty-Fourth Supplemental Indenture dated as of October 28, 2021, to the U.S. Bank Indenture, and Form of 3.150% Prospect Capital InterNote® due 2031(146)
4.314	One Thousand Sixty-Fifth Supplemental Indenture dated as of October 28, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2036(146)
4.315	One Thousand Sixty-Sixth Supplemental Indenture dated as of October 28, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(146)
4.316	One Thousand Sixty-Seventh Supplemental Indenture dated as of November 4, 2021, to the U.S. Bank Indenture, and Form of 2.400% Prospect Capital InterNote® due 2026(147)
4.317	One Thousand Sixty-Eighth Supplemental Indenture dated as of November 4, 2021, to the U.S. Bank Indenture, and Form of 2.800% Prospect Capital InterNote® due 2028(147)
4.318	One Thousand Sixty-Ninth Supplemental Indenture dated as of November 4, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2031(147)
4.319	One Thousand Seventieth Supplemental Indenture dated as of November 4, 2021, to the U.S. Bank Indenture, and Form of 3.600% Prospect Capital InterNote® due 2036(147)
4.320	One Thousand Seventy-First Supplemental Indenture dated as of November 4, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(147)
4.321	One Thousand Seventy-Second Supplemental Indenture dated as of November 18, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(148)
4.322	One Thousand Seventy-Third Supplemental Indenture dated as of November 18, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(148)
4.323	One Thousand Seventy-Fourth Supplemental Indenture dated as of November 18, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(148)
4.324	One Thousand Seventy-Fifth Supplemental Indenture dated as of November 18, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2036(148)
4.325	One Thousand Seventy-Sixth Supplemental Indenture dated as of November 18, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(148)
4.326	One Thousand Seventy-Seventh Supplemental Indenture dated as of November 26, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2026(149)
4.327	One Thousand Seventy-Eighth Supplemental Indenture dated as of November 26, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2028(149)
4.328	One Thousand Seventy-Ninth Supplemental Indenture dated as of November 26, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(149)
4.329	One Thousand Eightieth Supplemental Indenture dated as of November 26, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2036(149)
4.330	One Thousand Eighty-First Supplemental Indenture dated as of November 26, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(149)
4.331	One Thousand Eighty-Second Supplemental Indenture dated as of December 2, 2021, to the U.S. Bank Indenture, and Form of 2.750% Prospect Capital InterNote® due 2026(170)
4.332	One Thousand Eighty-Third Supplemental Indenture dated as of December 2, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2028(150)
4.333	One Thousand Eighty-Fourth Supplemental Indenture dated as of December 2, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(150)
4.334	One Thousand Eighty-Sixth Supplemental Indenture dated as of December 2, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(150)
4.335	One Thousand Eighty-Seventh Supplemental Indenture dated as of December 9, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(151)
4.336	One Thousand Eighty-Eighth Supplemental Indenture dated as of December 9, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2028(151)
4.337	One Thousand Eighty-Ninth Supplemental Indenture dated as of December 9, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(151)
4.338	One Thousand Ninetieth Supplemental Indenture dated as of December 9, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2036(151)
4.339	One Thousand Ninety-First Supplemental Indenture dated as of December 9, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(151)

4.340	One Thousand Ninety-Second Supplemental Indenture dated as of December 16, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(152)
4.341	One Thousand Ninety-Third Supplemental Indenture dated as of December 16, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2028(152)
4.342	One Thousand Ninety-Fourth Supplemental Indenture dated as of December 16, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(152)
4.343	One Thousand Ninety-Fifth Supplemental Indenture dated as of December 16, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2036(152)
4.344	One Thousand Ninety-Sixth Supplemental Indenture dated as of December 16, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2051(152)
4.345	One Thousand Ninety-Seventh Supplemental Indenture dated as of December 23, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2026(153)
4.346	One Thousand Ninety-Eighth Supplemental Indenture dated as of December 23, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(153)
4.347	One Thousand Ninety-Ninth Supplemental Indenture dated as of December 23, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2031(153)
4.348	One Thousand One Hundredth Supplemental Indenture dated as of December 23, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2036(153)
4.349	One Thousand One Hundred First Supplemental Indenture dated as of December 23, 2021, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2051(153)
4.350	One Thousand One Hundred Second Supplemental Indenture dated as of December 30, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2026(154)
4.351	One Thousand One Hundred Third Supplemental Indenture dated as of December 30, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(154)
4.352	One Thousand One Hundred Fifth Supplemental Indenture dated as of December 30, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2036(154)
4.353	One Thousand One Hundred Sixth Supplemental Indenture dated as of December 30, 2021, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2051(154)
4.354	One Thousand One Hundred Seventh Supplemental Indenture dated as of January 6, 2022, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2027(155)
4.355	One Thousand One Hundred Eighth Supplemental Indenture dated as of January 6, 2022, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2029(155)
4.356	One Thousand One Hundred Ninth Supplemental Indenture dated as of January 6, 2022, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2032(155)
4.357	One Thousand One Hundred Tenth Supplemental Indenture dated as of January 6, 2022, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2037(155)
4.358	One Thousand One Hundred Eleventh Supplemental Indenture dated as of January 6, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2052(155)
4.359	One Thousand One Hundred Twelfth Supplemental Indenture dated as of January 13, 2022, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2027(156)
4.360	One Thousand One Hundred Thirteenth Supplemental Indenture dated as of January 13, 2022, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2029(156)
4.361	One Thousand One Hundred Fourteenth Supplemental Indenture dated as of January 13, 2022, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2032(156)
4.362	One Thousand One Hundred Fifteenth Supplemental Indenture dated as of January 13, 2022, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2037(156)
4.363	One Thousand One Hundred Sixteenth Supplemental Indenture dated as of January 13, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2052(156)
4.364	One Thousand One Hundred Seventeenth Supplemental Indenture dated as of January 21, 2022, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2027(157)
4.365	One Thousand One Hundred Eighteenth Supplemental Indenture dated as of January 21, 2022, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2029(157)
4.366	One Thousand One Hundred Nineteenth Supplemental Indenture dated as of January 21, 2022, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2032(157)
4.367	One Thousand One Hundred Twentieth Supplemental Indenture dated as of January 21, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2037(157)
4.368	One Thousand One Hundred Twenty-First Supplemental Indenture dated as of January 21, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2052(157)
4.369	One Thousand One Hundred Twenty-Second Supplemental Indenture dated as of January 27, 2022, to the U.S. Bank Indenture, and Form of 3.625% Prospect Capital InterNote® due 2027(158)

4.370	One Thousand One Hundred Twenty-Third Supplemental Indenture dated as of January 27, 2022, to the U.S. Bank Indenture, and Form of 3.875% Prospect Capital InterNote® due 2029(158)
4.371	One Thousand One Hundred Twenty-Fourth Supplemental Indenture dated as of January 27, 2022, to the U.S. Bank Indenture, and Form of 4.125% Prospect Capital InterNote® due 2032(158)
4.372	One Thousand One Hundred Twenty-Fifth Supplemental Indenture dated as of January 27, 2022, to the U.S. Bank Indenture, and Form of 4.375% Prospect Capital InterNote® due 2037(158)
4.373	One Thousand One Hundred Twenty-Sixth Supplemental Indenture dated as of January 27, 2022, to the U.S. Bank Indenture, and Form of 4.625% Prospect Capital InterNote® due 2052(158)
4.374	One Thousand One Hundred Twenty-Seventh Supplemental Indenture dated as of February 3, 2022, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2027(199)
4.375	One Thousand One Hundred Twenty-Eighth Supplemental Indenture dated as of February 3, 2022, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2029(199)
4.376	One Thousand One Hundred Twenty-Ninth Supplemental Indenture dated as of February 3, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2032(159)
4.377	One Thousand One Hundred Thirtieth Supplemental Indenture dated as of February 3, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2037(159)
4.378	One Thousand One Hundred Thirty-First Supplemental Indenture dated as of February 10, 2022, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2027(160)
4.379	One Thousand One Hundred Thirty-Second Supplemental Indenture dated as of February 10, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(160)
4.380	One Thousand One Hundred Thirty-Third Supplemental Indenture dated as of February 10, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2032(160)
4.381	One Thousand One Hundred Thirty-Fourth Supplemental Indenture dated as of February 25, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(163)
4.382	One Thousand One Hundred Thirty-Fifth Supplemental Indenture dated as of February 25, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(163)
4.383	One Thousand One Hundred Thirty-Sixth Supplemental Indenture dated as of February 25, 2022, to the U.S. Bank Indenture, and Form of 4.375% Prospect Capital InterNote® due 2032(163)
4.384	One Thousand One Hundred Thirty-Seventh Supplemental Indenture dated as of February 25, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2052(163)
4.385	One Thousand One Hundred Thirty-Eighth Supplemental Indenture dated as of March 3, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(164)
4.386	One Thousand One Hundred Thirty-Ninth Supplemental Indenture dated as of March 3, 2022, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(164)
4.387	One Thousand One Hundred Fortieth Supplemental Indenture dated as of March 3, 2022, to the U.S. Bank Indenture, and Form of 4.375% Prospect Capital InterNote® due 2032(164)
4.388	One Thousand One Hundred Forty-First Supplemental Indenture dated as of March 3, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2052(164)
4.389	One Thousand One Hundred Forty-Second Supplemental Indenture dated as of March 10, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(165)
4.390	One Thousand One Hundred Forty-Third Supplemental Indenture dated as of March 10, 2022, to the U.S. Bank Indenture, and Form of 4.375% Prospect Capital InterNote® due 2027(165)
4.391	One Thousand One Hundred Forty-Fourth Supplemental Indenture dated as of March 10, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2052(165)
4.392	One Thousand One Hundred Forty-Fifth Supplemental Indenture dated as of March 17, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(166)
4.393	One Thousand One Hundred Forty-Sixth Supplemental Indenture dated as of March 17, 2022, to the U.S. Bank Indenture, and Form of 4.375% Prospect Capital InterNote® due 2027(166)
4.394	One Thousand One Hundred Forty-Seventh Supplemental Indenture dated as of March 17, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2052(166)
4.395	One Thousand One Hundred Forty-Eighth Supplemental Indenture dated as of March 24, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(167)
4.396	One Thousand One Hundred Forty-Ninth Supplemental Indenture dated as of March 24, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(167)
4.397	One Thousand One Hundred Fiftieth Supplemental Indenture dated as of March 31, 2022, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2025(168)
4.398	One Thousand One Hundred Fifty-First Supplemental Indenture dated as of March 31, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(168)
4.399	One Thousand One Hundred Fifty-Second Supplemental Indenture dated as of April 7, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(169)

4.400	One Thousand One Hundred Fifty-Third Supplemental Indenture dated as of April 7, 2022, to the U.S. Bank Indenture, and Form of 4.250% to 5.250% Prospect Capital InterNote® due 2032(169)
4.401	One Thousand One Hundred Fifty-Fourth Supplemental Indenture dated as of April 14, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(170)
4.402	One Thousand One Hundred Fifty-Fifth Supplemental Indenture dated as of April 14, 2022, to the U.S. Bank Indenture, and Form of 4.250% to 5.250% Prospect Capital InterNote® due 2032(170)
4.403	One Thousand One Hundred Fifty-Sixth Supplemental Indenture dated as of April 21, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(171)
4.404	One Thousand One Hundred Fifty-Seventh Supplemental Indenture dated as of April 21, 2022, to the U.S. Bank Indenture, and Form of 4.250% to 5.250% Prospect Capital InterNote® due 2032(171)
4.405	One Thousand One Hundred Fifty-Eighth Supplemental Indenture dated as of April 28, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(172)
4.406	One Thousand One Hundred Sixtieth Supplemental Indenture dated as of May 5, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(173)
4.407	One Thousand One Hundred Sixty-First Supplemental Indenture dated as of May 5, 2022, to the U.S. Bank Indenture, and Form of 4.250% to 5.250% Prospect Capital InterNote® due 2032(173)
4.408	One Thousand One Hundred Sixty-Second Supplemental Indenture dated as of May 19, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(174)
4.409	One Thousand One Hundred Sixty-Third Supplemental Indenture dated as of May 26, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(175)
4.410	One Thousand One Hundred Sixty-Fourth Supplemental Indenture dated as of June 3, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(176)
4.411	One Thousand One Hundred Sixty-Fifth Supplemental Indenture dated as of June 9, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(177)
4.412	One Thousand One Hundred Sixty-Sixth Supplemental Indenture dated as of June 16, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(180)
4.413	One Thousand One Hundred Sixty-Seventh Supplemental Indenture dated as of June 24, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(181)
4.414	One Thousand One Hundred Sixty-Eighth Supplemental Indenture dated as of June 30, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(182)
4.415	One Thousand One Hundred Sixty-Ninth Supplemental Indenture dated as of July 8, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(183)
4.416	One Thousand One Hundred Seventieth Supplemental Indenture dated as of July 14, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(184)
4.417	One Thousand One Hundred Seventy-First Supplemental Indenture dated as of July 21, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(185)
4.418	One Thousand One Hundred Seventy-Second Supplemental Indenture dated as of July 28, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(186)
4.419	One Thousand One Hundred Seventy-Third Supplemental Indenture dated as of August 4, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(187)
4.420	One Thousand One Hundred Seventy-Fourth Supplemental Indenture dated as of August 11, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(188)
4.421	Supplemental Indenture, dated as of September 30, 2021, by and between Prospect Capital Corporation and U.S. Bank National Association, as Trustee (142)
4.422	Form of Global Note of 3.437% Notes due 2028 (142)
4.423	One Thousand One Hundred Seventy-Fifth Supplemental Indenture dated as of August 18, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(189)
4.424	One Thousand One Hundred Seventy-Sixth Supplemental Indenture dated as of August 25, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(190)
4.425	One Thousand One Hundred Seventy-Seventh Supplemental Indenture dated as of September 22, 2022, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(191)
4.426	One Thousand One Hundred Eighty-First Supplemental Indenture dated as of October 20, 2022, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(196)
4.427	One Thousand One Hundred Eighty-Second Supplemental Indenture dated as of October 20, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2027(196)
4.428	One Thousand One Hundred Eighty-Third Supplemental Indenture dated as of October 27, 2022, to the U.S. Bank Indenture, and Form of 5.375% Prospect Capital InterNote® due 2025(197)
4.429	One Thousand One Hundred Eighty-Fourth Supplemental Indenture dated as of October 27, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2027(197)

4.430	One Thousand One Hundred Eighty-Fifth Supplemental Indenture dated as of November 3, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(198)
4.431	One Thousand One Hundred Eighty-Sixth Supplemental Indenture dated as of November 10, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(199)
4.432	One Thousand One Hundred Eighty-Seventh Supplemental Indenture dated as of November 25, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(200)
4.433	One Thousand One Hundred Eighty-Eighth Supplemental Indenture dated as of December 1, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(201)
4.434	One Thousand One Hundred Eighty-Ninth Supplemental Indenture dated as of December 8, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(202)
4.435	One Thousand One Hundred Ninetieth Supplemental Indenture dated as of December 15, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(203)
4.436	One Thousand One Hundred Ninety-First Supplemental Indenture dated as of December 22, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(204)
4.437	One Thousand One Hundred Ninety-Second Supplemental Indenture dated as of December 22, 2022, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2028(204)
4.438	One Thousand One Hundred Ninety-Third Supplemental Indenture dated as of December 30, 2022, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(205)
4.439	One Thousand One Hundred Ninety-Fourth Supplemental Indenture dated as of December 30, 2022, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2028(205)
4.440	One Thousand One Hundred Ninety-Fifth Supplemental Indenture dated as of December 30, 2022, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2032(205)
4.441	One Thousand One Hundred Ninety-Sixth Supplemental Indenture dated as of January 6, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(206)
4.442	One Thousand One Hundred Ninety-Seventh Supplemental Indenture dated as of January 6, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(206)
4.443	One Thousand One Hundred Ninety-Eighth Supplemental Indenture dated as of January 6, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(206)
4.444	One Thousand One Hundred Ninety-Ninth Supplemental Indenture dated as of January 12, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(207)
4.445	One Thousand Two Hundredth Supplemental Indenture dated as of January 12, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(207)
4.446	One Thousand Two Hundred First Supplemental Indenture dated as of January 12, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(207)
4.447	One Thousand Two Hundred Second Supplemental Indenture dated as of January 20, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(208)
4.448	One Thousand Two Hundred Third Supplemental Indenture dated as of January 20, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(208)
4.449	One Thousand Two Hundred Fourth Supplemental Indenture dated as of January 20, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(208)
4.450	One Thousand Two Hundred Fifth Supplemental Indenture dated as of January 26, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(209)
4.451	One Thousand Two Hundred Sixth Supplemental Indenture dated as of January 26, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(209)
4.452	One Thousand Two Hundred Seventh Supplemental Indenture dated as of January 26, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(209)
4.453	One Thousand Two Hundred Eighth Supplemental Indenture dated as of February 2, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(210)
4.454	One Thousand Two Hundred Ninth Supplemental Indenture dated as of February 2, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(210)
4.455	One Thousand Two Hundred Tenth Supplemental Indenture dated as of February 2, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(210)
4.456	One Thousand Two Hundred Eleventh Supplemental Indenture dated as of February 9, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(211)
4.457	One Thousand Two Hundred Twelfth Supplemental Indenture dated as of February 9, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(211)
4.458	One Thousand Two Hundred Thirteenth Supplemental Indenture dated as of February 9, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(211)
4.459	One Thousand Two Hundred Fourteenth Supplemental Indenture dated as of February 24, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(214)

4.460	One Thousand Two Hundred Fifteenth Supplemental Indenture dated as of February 24, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(214)
4.461	One Thousand Two Hundred Sixteenth Supplemental Indenture dated as of February 24, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(214)
4.462	One Thousand Two Hundred Seventeenth Supplemental Indenture dated as of March 2, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(215)
4.463	One Thousand Two Hundred Eighteenth Supplemental Indenture dated as of March 2, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(215)
4.464	One Thousand Two Hundred Nineteenth Supplemental Indenture dated as of March 2, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(215)
4.465	One Thousand Two Hundred Twentieth Supplemental Indenture dated as of March 9, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(216)
4.466	One Thousand Two Hundred Twenty-First Supplemental Indenture dated as of March 9, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(216)
4.467	One Thousand Two Hundred Twenty-Second Supplemental Indenture dated as of March 9, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(216)
4.468	One Thousand Two Hundred Twenty-Third Supplemental Indenture dated as of March 16, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(217)
4.469	One Thousand Two Hundred Twenty-Fourth Supplemental Indenture dated as of March 16, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(217)
4.470	One Thousand Two Hundred Twenty-Fifth Supplemental Indenture dated as of March 16, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(217)
4.471	One Thousand Two Hundred Twenty-Sixth Supplemental Indenture dated as of March 23, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(218)
4.472	One Thousand Two Hundred Twenty-Seventh Supplemental Indenture dated as of March 23, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(218)
4.473	One Thousand Two Hundred Twenty-Eighth Supplemental Indenture dated as of March 23, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(218)
4.474	One Thousand Two Hundred Twenty-Ninth Supplemental Indenture dated as of March 30, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(219)
4.475	One Thousand Two Hundred Thirtieth Supplemental Indenture dated as of March 30, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(219)
4.476	One Thousand Two Hundred Thirty-First Supplemental Indenture dated as of March 30, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(219)
4.477	One Thousand Two Hundred Thirty-Second Supplemental Indenture dated as of April 6, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(220)
4.478	One Thousand Two Hundred Thirty-Third Supplemental Indenture dated as of April 6, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(220)
4.479	One Thousand Two Hundred Thirty-Fourth Supplemental Indenture dated as of April 6, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(220)
4.480	One Thousand Two Hundred Thirty-Fifth Supplemental Indenture dated as of April 13, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(221)
4.481	One Thousand Two Hundred Thirty-Sixth Supplemental Indenture dated as of April 13, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(221)
4.482	One Thousand Two Hundred Thirty-Seventh Supplemental Indenture dated as of April 13, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(221)
4.483	One Thousand Two Hundred Thirty-Eighth Supplemental Indenture dated as of April 20, 2023, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(222)
4.484	One Thousand Two Hundred Thirty-Ninth Supplemental Indenture dated as of April 20, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(222)
4.485	One Thousand Two Hundred Fortieth Supplemental Indenture dated as of April 20, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2033(222)
4.486	One Thousand Two Hundred Forty-First Supplemental Indenture dated as of April 27, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(223)
4.487	One Thousand Two Hundred Forty-Second Supplemental Indenture dated as of April 27, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2029(223)
4.488	One Thousand Two Hundred Forty-Third Supplemental Indenture dated as of April 27, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(223)
4.489	One Thousand Two Hundred Forty-Fourth Supplemental Indenture dated as of May 4, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(224)

4.490	One Thousand Two Hundred Forty-Fifth Supplemental Indenture dated as of May 4, 2023, to the U.S. Bank Indenture, and Form of 5.950% Prospect Capital InterNote® due 2029(224)
4.491	One Thousand Two Hundred Forty-Sixth Supplemental Indenture dated as of May 4, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(224)
4.492	One Thousand Two Hundred Forty-Seventh Supplemental Indenture dated as of May 11, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(225)
4.493	One Thousand Two Hundred Forty-Eighth Supplemental Indenture dated as of May 11, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(225)
4.494	One Thousand Two Hundred Forty-Ninth Supplemental Indenture dated as of May 11, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(225)
4.495	One Thousand Two Hundred Fiftieth Supplemental Indenture dated as of May 11, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(225)
4.496	One Thousand Two Hundred Fifty-First Supplemental Indenture dated as of May 25, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(226)
4.497	One Thousand Two Hundred Fifty-Second Supplemental Indenture dated as of May 25, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(226)
4.498	One Thousand Two Hundred Fifty-Third Supplemental Indenture dated as of May 25, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(226)
4.499	One Thousand Two Hundred Fifty-Fourth Supplemental Indenture dated as of May 25, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(226)
4.500	One Thousand Two Hundred Fifty-Fifth Supplemental Indenture dated as of June 2, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(227)
4.501	One Thousand Two Hundred Fifty-Sixth Supplemental Indenture dated as of June 2, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(227)
4.502	One Thousand Two Hundred Fifty-Eighth Supplemental Indenture dated as of June 2, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(227)
4.503	One Thousand Two Hundred Fifty-Ninth Supplemental Indenture dated as of June 8, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(228)
4.504	One Thousand Two Hundred Sixtieth Supplemental Indenture dated as of June 8, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(228)
4.505	One Thousand Two Hundred Sixty-First Supplemental Indenture dated as of June 8, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(228)
4.506	One Thousand Two Hundred Sixty-Second Supplemental Indenture dated as of June 8, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(228)
4.507	One Thousand Two Hundred Sixty-Fourth Supplemental Indenture dated as of June 15, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(229)
4.508	One Thousand Two Hundred Sixty-Fifth Supplemental Indenture dated as of June 15, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(229)
4.509	One Thousand Two Hundred Sixty-Sixth Supplemental Indenture dated as of June 15, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(229)
4.510	One Thousand Two Hundred Sixty-Seventh Supplemental Indenture dated as of June 23, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(230)
4.511	One Thousand Two Hundred Sixty-Eighth Supplemental Indenture dated as of June 23, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(230)
4.512	One Thousand Two Hundred Sixty-Ninth Supplemental Indenture dated as of June 23, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(230)
4.513	One Thousand Two Hundred Seventieth Supplemental Indenture dated as of June 23, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(230)
4.514	One Thousand Two Hundred Seventy-First Supplemental Indenture dated as of June 29, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(231)
4.515	One Thousand Two Hundred Seventy-Third Supplemental Indenture dated as of June 29, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(231)
4.516	One Thousand Two Hundred Seventy-Fourth Supplemental Indenture dated as of June 29, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(231)
4.517	One Thousand Two Hundred Seventy-Fifth Supplemental Indenture dated as of July 7, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(232)
4.518	One Thousand Two Hundred Seventy-Sixth Supplemental Indenture dated as of July 7, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(232)
4.519	One Thousand Two Hundred Seventy-Seventh Supplemental Indenture dated as of July 7, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(232)

4.520	One Thousand Two Hundred Seventy-Eighth Supplemental Indenture dated as of July 7, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(232)
4.521	One Thousand Two Hundred Eightieth Supplemental Indenture dated as of July 13, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(233)
4.522	One Thousand Two Hundred Eighty-First Supplemental Indenture dated as of July 13, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(233)
4.523	One Thousand Two Hundred Eighty-Second Supplemental Indenture dated as of July 13, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(233)
4.524	One Thousand Two Hundred Eighty-Third Supplemental Indenture dated as of July 20, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(234)
4.525	One Thousand Two Hundred Eighty-Fourth Supplemental Indenture dated as of July 20, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(234)
4.526	One Thousand Two Hundred Eighty-Fifth Supplemental Indenture dated as of July 20, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(234)
4.527	One Thousand Two Hundred Eighty-Sixth Supplemental Indenture dated as of July 20, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(234)
4.528	One Thousand Two Hundred Eighty-Seventh Supplemental Indenture dated as of July 27, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(235)
4.529	One Thousand Two Hundred Eighty-Eighth Supplemental Indenture dated as of July 27, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(235)
4.530	One Thousand Two Hundred Eighty-Ninth Supplemental Indenture dated as of July 27, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(235)
4.531	One Thousand Two Hundred Ninetieth Supplemental Indenture dated as of July 27, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(235)
4.532	One Thousand Two Hundred Ninety-First Supplemental Indenture dated as of August 3, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(236)
4.533	One Thousand Two Hundred Ninety-Third Supplemental Indenture dated as of August 3, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(236)
4.534	One Thousand Two Hundred Ninety-Fourth Supplemental Indenture dated as of August 3, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(236)
4.535	One Thousand Two Hundred Ninety-Fifth Supplemental Indenture dated as of August 10, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(237)
4.536	One Thousand Two Hundred Ninety-Sixth Supplemental Indenture dated as of August 10, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(237)
4.537	One Thousand Two Hundred Ninety-Seventh Supplemental Indenture dated as of August 10, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(237)
4.538	One Thousand Two Hundred Ninety-Eighth Supplemental Indenture dated as of August 10, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(237)
4.539	One Thousand Two Hundred Ninety-Ninth Supplemental Indenture dated as of August 17, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(238)
4.540	One Thousand Three Hundredth Supplemental Indenture dated as of August 17, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(238)
4.541	One Thousand Three Hundred First Supplemental Indenture dated as of August 17, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(238)
4.542	One Thousand Three Hundred Second Supplemental Indenture dated as of August 17, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(238)
4.543	One Thousand Three Hundred Third Supplemental Indenture dated as of August 24, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(239)
4.544	One Thousand Three Hundred Sixth Supplemental Indenture dated as of August 24, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(239)
4.545	One Thousand Three Hundred Seventh Supplemental Indenture dated as of September 21, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(240)
4.546	One Thousand Three Hundred Tenth Supplemental Indenture dated as of September 21, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(240)
4.547	One Thousand Three Hundred Twelfth Supplemental Indenture dated as of September 28, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(241)
4.548	One Thousand Three Hundred Thirteenth Supplemental Indenture dated as of September 28, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(241)
4.549	One Thousand Three Hundred Fourteenth Supplemental Indenture dated as of September 28, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(241)

4.550	One Thousand Three Hundred Sixteenth Supplemental Indenture dated as of October 5, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(242)
4.551	One Thousand Three Hundred Seventeenth Supplemental Indenture dated as of October 5, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(242)
4.552	One Thousand Three Hundred Eighteenth Supplemental Indenture dated as of October 5, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(242)
4.553	One Thousand Three Hundred Twenty-Third Supplemental Indenture dated as of October 19, 2023, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(243)
4.554	One Thousand Three Hundred Twenty-Sixth Supplemental Indenture dated as of October 19, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(243)
4.555	One Thousand Three Hundred Twenty-Eighth Supplemental Indenture dated as of October 26, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(244)
4.556	One Thousand Three Hundred Twenty-Ninth Supplemental Indenture dated as of October 26, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2033(244)
4.557	One Thousand Three Hundred Thirtieth Supplemental Indenture dated as of October 26, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2043(244)
4.558	One Thousand Three Hundred Thirty-Fifth Supplemental Indenture dated as of November 9, 2023, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(245)
4.559	One Thousand Three Hundred Thirty-Sixth Supplemental Indenture dated as of November 9, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(245)
4.560	One Thousand Three Hundred Thirty-Seventh Supplemental Indenture dated as of November 9, 2023, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2033(245)
4.561	One Thousand Three Hundred Thirty-Eighth Supplemental Indenture dated as of November 9, 2023, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2043(245)
4.562	One Thousand Three Hundred Thirty-Ninth Supplemental Indenture dated as of November 24, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2026(246)
4.563	One Thousand Three Hundred Fortieth Supplemental Indenture dated as of November 24, 2023, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2028(246)
4.564	One Thousand Three Hundred Forty-First Supplemental Indenture dated as of November 24, 2023, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2033(246)
4.565	One Thousand Three Hundred Forty-Second Supplemental Indenture dated as of November 30, 2023, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2026(247)
4.566	One Thousand Three Hundred Forty-Third Supplemental Indenture dated as of November 30, 2023, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2028(247)
4.567	One Thousand Three Hundred Forty-Fourth Supplemental Indenture dated as of November 30, 2023, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2033(247)
4.568	One Thousand Three Hundred Forty-Fifth Supplemental Indenture dated as of December 7, 2023, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2026(248)
4.569	One Thousand Three Hundred Forty-Sixth Supplemental Indenture dated as of December 7, 2023, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2028(248)
4.570	One Thousand Three Hundred Forty-Seventh Supplemental Indenture dated as of December 7, 2023, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2033(248)
4.571	One Thousand Three Hundred Forty-Eighth Supplemental Indenture dated as of December 14, 2023, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2026(249)
4.572	One Thousand Three Hundred Forty-Ninth Supplemental Indenture dated as of December 14, 2023, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2028(249)
4.573	One Thousand Three Hundred Fiftieth Supplemental Indenture dated as of December 14, 2023, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2033(249)
4.574	One Thousand Three Hundred Fifty-First Supplemental Indenture dated as of December 21, 2023, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2026(250)
4.575	One Thousand Three Hundred Fifty-Second Supplemental Indenture dated as of December 21, 2023, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(250)
4.576	One Thousand Three Hundred Fifty-Third Supplemental Indenture dated as of December 21, 2023, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(250)
4.577	One Thousand Three Hundred Fifty-Fourth Supplemental Indenture dated as of December 21, 2023, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2033(250)
4.578	One Thousand Three Hundred Fifty-Fifth Supplemental Indenture dated as of December 29, 2023, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2026(251)
4.579	One Thousand Three Hundred Fifty-Sixth Supplemental Indenture dated as of December 29, 2023, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2028(251)

4.580	One Thousand Three Hundred Fifty-Seventh Supplemental Indenture dated as of December 29, 2023, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2033(251)
4.581	One Thousand Three Hundred Fifty-Eighth Supplemental Indenture dated as of January 5, 2024, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2027(254)
4.582	One Thousand Three Hundred Fifty-Ninth Supplemental Indenture dated as of January 5, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(254)
4.583	One Thousand Three Hundred Sixtieth Supplemental Indenture dated as of January 5, 2024, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2034(254)
4.584	One Thousand Three Hundred Sixty-First Supplemental Indenture dated as of January 11, 2024, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2027(255)
4.585	One Thousand Three Hundred Sixty-Second Supplemental Indenture dated as of January 11, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(255)
4.586	One Thousand Three Hundred Sixty-Third Supplemental Indenture dated as of January 11, 2024, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2034(255)
4.587	One Thousand Three Hundred Sixty-Fourth Supplemental Indenture dated as of January 19, 2024, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2027(256)
4.588	One Thousand Three Hundred Sixty-Fifth Supplemental Indenture dated as of January 19, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(256)
4.589	One Thousand Three Hundred Sixty-Sixth Supplemental Indenture dated as of January 19, 2024, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2034(256)
4.590	One Thousand Three Hundred Sixty-Seventh Supplemental Indenture dated as of January 25, 2024, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2027(257)
4.591	One Thousand Three Hundred Sixty-Eighth Supplemental Indenture dated as of January 25, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(257)
4.592	One Thousand Three Hundred Sixty-Ninth Supplemental Indenture dated as of January 25, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(257)
4.593	One Thousand Three Hundred Seventieth Supplemental Indenture dated as of February 1, 2024, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2027(259)
4.594	One Thousand Three Hundred Seventy-First Supplemental Indenture dated as of February 1, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(259)
4.595	One Thousand Three Hundred Seventy-Second Supplemental Indenture dated as of February 1, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(259)
4.596	One Thousand Three Hundred Seventy-Third Supplemental Indenture dated as of February 8, 2024, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2027(260)
4.597	One Thousand Three Hundred Seventy-Fourth Supplemental Indenture dated as of February 8, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(260)
4.598	One Thousand Three Hundred Seventy-Fifth Supplemental Indenture dated as of February 8, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(260)
4.599	One Thousand Three Hundred Seventy-Sixth Supplemental Indenture dated as of February 23, 2024, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2027(261)
4.600	One Thousand Three Hundred Seventy-Seventh Supplemental Indenture dated as of February 23, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(261)
4.601	One Thousand Three Hundred Seventy-Eighth Supplemental Indenture dated as of February 23, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(261)
4.602	One Thousand Three Hundred Seventy-Ninth Supplemental Indenture dated as of February 29, 2024, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2027(262)
4.603	One Thousand Three Hundred Eightieth Supplemental Indenture dated as of February 29, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2029(262)
4.604	One Thousand Three Hundred Eighty-First Supplemental Indenture dated as of February 29, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(262)
4.605	One Thousand Three Hundred Eighty-Second Supplemental Indenture dated as of March 7, 2024, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2027(263)
4.606	One Thousand Three Hundred Eighty-Third Supplemental Indenture dated as of March 7, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2029(263)
4.607	One Thousand Three Hundred Eighty-Fourth Supplemental Indenture dated as of March 7, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(263)
4.608	One Thousand Three Hundred Eighty-Fifth Supplemental Indenture dated as of March 14, 2024, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2027(264)
4.609	One Thousand Three Hundred Eighty-Sixth Supplemental Indenture dated as of March 14, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2029(264)

4.610	One Thousand Three Hundred Eighty-Seventh Supplemental Indenture dated as of March 14, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(264)
4.611	One Thousand Three Hundred Eighty-Eighth Supplemental Indenture dated as of March 21, 2024, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2027(265)
4.612	One Thousand Three Hundred Eighty-Ninth Supplemental Indenture dated as of March 21, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2029(265)
4.613	One Thousand Three Hundred Ninetieth Supplemental Indenture dated as of March 21, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(265)
4.614	One Thousand Three Hundred Ninety-First Supplemental Indenture dated as of March 28, 2024, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2027(266)
4.615	One Thousand Three Hundred Ninety-Second Supplemental Indenture dated as of March 28, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(266)
4.616	One Thousand Three Hundred Ninety-Third Supplemental Indenture dated as of March 28, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(266)
4.617	One Thousand Three Hundred Ninety-Fourth Supplemental Indenture dated as of April 4, 2024, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2027(267)
4.618	One Thousand Three Hundred Ninety-Fifth Supplemental Indenture dated as of April 4, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(267)
4.619	One Thousand Three Hundred Ninety-Sixth Supplemental Indenture dated as of April 4, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(267)
4.620	One Thousand Three Hundred Ninety-Seventh Supplemental Indenture dated as of April 11, 2024, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2027(268)
4.621	One Thousand Three Hundred Ninety-Eighth Supplemental Indenture dated as of April 11, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(268)
4.622	One Thousand Three Hundred Ninety-Ninth Supplemental Indenture dated as of April 11, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(268)
4.623	One Thousand Four Hundredth Supplemental Indenture dated as of April 18, 2024, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2027(269)
4.624	One Thousand Four Hundred First Supplemental Indenture dated as of April 18, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(269)
4.625	One Thousand Four Hundred Second Supplemental Indenture dated as of April 18, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(269)
4.626	One Thousand Four Hundred Third Supplemental Indenture dated as of April 25, 2024, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2027(270)
4.627	One Thousand Four Hundred Fourth Supplemental Indenture dated as of April 25, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2029(270)
4.628	One Thousand Four Hundred Fifth Supplemental Indenture dated as of April 25, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(270)
4.629	One Thousand Four Hundred Sixth Supplemental Indenture dated as of May 2, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2027(271)
4.630	One Thousand Four Hundred Seventh Supplemental Indenture dated as of May 2, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2029(271)
4.631	One Thousand Four Hundred Eighth Supplemental Indenture dated as of May 2, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(271)
4.632	One Thousand Four Hundred Ninth Supplemental Indenture dated as of May 9, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2027(272)
4.633	One Thousand Four Hundred Tenth Supplemental Indenture dated as of May 9, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(272)
4.634	One Thousand Four Hundred Eleventh Supplemental Indenture dated as of May 9, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(272)
4.635	One Thousand Four Hundred Twelfth Supplemental Indenture dated as of May 23, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2027(273)
4.636	One Thousand Four Hundred Thirteenth Supplemental Indenture dated as of May 23, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(273)
4.637	One Thousand Four Hundred Fourteenth Supplemental Indenture dated as of May 23, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(273)
4.638	One Thousand Four Hundred Fifteenth Supplemental Indenture dated as of May 31, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2027(274)
4.639	One Thousand Four Hundred Sixteenth Supplemental Indenture dated as of May 31, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(274)

4.640	One Thousand Four Hundred Seventeenth Supplemental Indenture dated as of May 31, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(274)
4.641	One Thousand Four Hundred Eighteenth Supplemental Indenture dated as of June 6, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2027(275)
4.642	One Thousand Four Hundred Nineteenth Supplemental Indenture dated as of June 6, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(275)
4.643	One Thousand Four Hundred Twentieth Supplemental Indenture dated as of June 6, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(275)
4.644	One Thousand Four Hundred Twenty-First Supplemental Indenture dated as of June 13, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2027(276)
4.645	One Thousand Four Hundred Twenty-Second Supplemental Indenture dated as of June 13, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(276)
4.646	One Thousand Four Hundred Twenty-Third Supplemental Indenture dated as of June 13, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(276)
4.647	One Thousand Four Hundred Twenty-Fourth Supplemental Indenture dated as of June 21, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2027(277)
4.648	One Thousand Four Hundred Twenty-Fifth Supplemental Indenture dated as of June 21, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(277)
4.649	One Thousand Four Hundred Twenty-Sixth Supplemental Indenture dated as of June 21, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(277)
4.650	One Thousand Four Hundred Twenty-Seventh Supplemental Indenture dated as of June 27, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(278)
4.651	One Thousand Four Hundred Twenty-Eighth Supplemental Indenture dated as of June 27, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(278)
4.652	One Thousand Four Hundred Twenty-Ninth Supplemental Indenture dated as of June 27, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(278)
4.653	One Thousand Four Hundred Thirtieth Supplemental Indenture dated as of July 5, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(280)
4.654	One Thousand Four Hundred Thirty-First Supplemental Indenture dated as of July 5, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(284)
4.655	One Thousand Four Hundred Thirty-Second Supplemental Indenture dated as of July 5, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(280)
4.656	One Thousand Four Hundred Thirty-Third Supplemental Indenture dated as of July 11, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(281)
4.657	One Thousand Four Hundred Thirty-Fourth Supplemental Indenture dated as of July 11, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(281)
4.658	One Thousand Four Hundred Thirty-Fifth Supplemental Indenture dated as of July 11, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(281)
4.659	One Thousand Four Hundred Thirty-Sixth Supplemental Indenture dated as of July 18, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(282)
4.660	One Thousand Four Hundred Thirty-Seventh Supplemental Indenture dated as of July 18, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(282)
4.661	One Thousand Four Hundred Thirty-Eighth Supplemental Indenture dated as of July 18, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(282)
4.662	One Thousand Four Hundred Thirty-Ninth Supplemental Indenture dated as of July 25, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(283)
4.663	One Thousand Four Hundred Fortieth Supplemental Indenture dated as of July 25, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(283)
4.664	One Thousand Four Hundred Forty-First Supplemental Indenture dated as of July 25, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(283)
4.665	One Thousand Four Hundred Forty-Second Supplemental Indenture dated as of August 1, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2027(284)
4.666	One Thousand Four Hundred Forty-Third Supplemental Indenture dated as of August 1, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(284)
4.667	One Thousand Four Hundred Forty-Fourth Supplemental Indenture dated as of August 1, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(284)
4.668	One Thousand Four Hundred Forty-Fifth Supplemental Indenture dated as of August 8, 2024, to the U.S. Bank Indenture, and Form of 6.875% Prospect Capital InterNote® due 2027(285)
4.669	One Thousand Four Hundred Forty-Sixth Supplemental Indenture dated as of August 8, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2029(285)

4.670	One Thousand Four Hundred Forty-Seventh Supplemental Indenture dated as of August 8, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2034(285)
4.671	One Thousand Four Hundred Forty-Eighth Supplemental Indenture dated as of August 15, 2024, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2027(286)
4.672	One Thousand Four Hundred Forty-Ninth Supplemental Indenture dated as of August 15, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2029(286)
4.673	One Thousand Four Hundred Fiftieth Supplemental Indenture dated as of August 15, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2034(286)
4.674	One Thousand Four Hundred Fifty-First Supplemental Indenture dated as of August 22, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2027(287)
4.675	One Thousand Four Hundred Fifty-Second Supplemental Indenture dated as of August 22, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(287)
4.676	One Thousand Four Hundred Fifty-Third Supplemental Indenture dated as of August 22, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(287)
4.677	One Thousand Four Hundred Thirtieth Supplemental Indenture dated as of July 5, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(289)
4.678	One Thousand Four Hundred Thirty-First Supplemental Indenture dated as of July 5, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(289)
4.679	One Thousand Four Hundred Thirty-Second Supplemental Indenture dated as of July 5, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(289)
4.680	One Thousand Four Hundred Thirty-Third Supplemental Indenture dated as of July 11, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(290)
4.681	One Thousand Four Hundred Thirty-Fourth Supplemental Indenture dated as of July 11, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(290)
4.682	One Thousand Four Hundred Thirty-Fifth Supplemental Indenture dated as of July 11, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(290)
4.683	One Thousand Four Hundred Thirty-Sixth Supplemental Indenture dated as of July 18, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(291)
4.684	One Thousand Four Hundred Thirty-Seventh Supplemental Indenture dated as of July 18, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(291)
4.685	One Thousand Four Hundred Thirty-Eighth Supplemental Indenture dated as of July 18, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(291)
4.686	One Thousand Four Hundred Thirty-Ninth Supplemental Indenture dated as of July 25, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(292)
4.687	One Thousand Four Hundred Fortieth Supplemental Indenture dated as of July 25, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(292)
4.688	One Thousand Four Hundred Forty-First Supplemental Indenture dated as of July 25, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(292)
4.689	One Thousand Four Hundred Forty-Second Supplemental Indenture dated as of August 1, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2027(293)
4.690	One Thousand Four Hundred Forty-Third Supplemental Indenture dated as of August 1, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(293)
4.691	One Thousand Four Hundred Forty-Fourth Supplemental Indenture dated as of August 1, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(293)
4.692	One Thousand Four Hundred Forty-Fifth Supplemental Indenture dated as of August 8, 2024, to the U.S. Bank Indenture, and Form of 6.875% Prospect Capital InterNote® due 2027(294)
4.693	One Thousand Four Hundred Forty-Sixth Supplemental Indenture dated as of August 8, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2029(294)
4.694	One Thousand Four Hundred Forty-Seventh Supplemental Indenture dated as of August 8, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2034(294)
4.695	One Thousand Four Hundred Forty-Eighth Supplemental Indenture dated as of August 15, 2024, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2027(295)
4.696	One Thousand Four Hundred Forty-Ninth Supplemental Indenture dated as of August 15, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2029(295)
4.697	One Thousand Four Hundred Fiftieth Supplemental Indenture dated as of August 15, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2034(295)
4.698	One Thousand Four Hundred Fifty-First Supplemental Indenture dated as of August 22, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2027(296)
4.699	One Thousand Four Hundred Fifty-Second Supplemental Indenture dated as of August 22, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(296)

4.700	One Thousand Four Hundred Fifty-Third Supplemental Indenture dated as of August 22, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(296)
4.701	One Thousand Four Hundred Fifty-Fourth Supplemental Indenture dated as of August 29, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2027(297)
4.702	One Thousand Four Hundred Fifty-Fifth Supplemental Indenture dated as of August 29, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(297)
4.703	One Thousand Four Hundred Fifty-Sixth Supplemental Indenture dated as of August 29, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(297)
4.704	One Thousand Four Hundred Fifty-Seventh Supplemental Indenture dated as of September 12, 2024, to the U.S. Bank Indenture, and Form of 6.875% Prospect Capital InterNote® due 2027(298)
4.705	One Thousand Four Hundred Fifty-Eighth Supplemental Indenture dated as of September 12, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2029(298)
4.706	One Thousand Four Hundred Fifty-Ninth Supplemental Indenture dated as of September 12, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2034(298)
4.707	One Thousand Four Hundred Sixtieth Supplemental Indenture dated as of September 19, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2027(299)
4.708	One Thousand Four Hundred Sixty-First Supplemental Indenture dated as of September 19, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(299)
4.709	One Thousand Four Hundred Sixty-Second Supplemental Indenture dated as of September 19, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(299)
4.710	One Thousand Four Hundred Sixty-Third Supplemental Indenture dated as of September 26, 2024, to the U.S. Bank Indenture, and Form of 6.625% Prospect Capital InterNote® due 2027(300)
4.711	One Thousand Four Hundred Sixty-Fourth Supplemental Indenture dated as of September 26, 2024, to the U.S. Bank Indenture, and Form of 6.875% Prospect Capital InterNote® due 2029(300)
4.712	One Thousand Four Hundred Sixty-Fifth Supplemental Indenture dated as of September 26, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2034(300)
4.713	One Thousand Four Hundred Sixty-Sixth Supplemental Indenture dated as of October 3, 2024, to the U.S. Bank Indenture, and Form of 6.625% Prospect Capital InterNote® due 2027(301)
4.714	One Thousand Four Hundred Sixty-Seventh Supplemental Indenture dated as of October 3, 2024, to the U.S. Bank Indenture, and Form of 6.875% Prospect Capital InterNote® due 2029(301)
4.715	One Thousand Four Hundred Sixty-Eighth Supplemental Indenture dated as of October 3, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2034(301)
4.716	One Thousand Four Hundred Sixty-Ninth Supplemental Indenture dated as of October 10, 2024, to the U.S. Bank Indenture, and Form of 6.625% Prospect Capital InterNote® due 2027(302)
4.717	One Thousand Four Hundred Seventieth Supplemental Indenture dated as of October 10, 2024, to the U.S. Bank Indenture, and Form of 6.875% Prospect Capital InterNote® due 2029(302)
4.718	One Thousand Four Hundred Seventy-First Supplemental Indenture dated as of October 10, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2034(302)
4.719	One Thousand Four Hundred Seventy-Second Supplemental Indenture dated as of October 18, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2027(305)
4.720	One Thousand Four Hundred Seventy-Third Supplemental Indenture dated as of October 18, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(305)
4.721	One Thousand Four Hundred Seventy-Fourth Supplemental Indenture dated as of October 18, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(305)
4.722	One Thousand Four Hundred Seventy-Fifth Supplemental Indenture dated as of October 24, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2027(306)
4.723	One Thousand Four Hundred Seventy-Sixth Supplemental Indenture dated as of October 24, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(306)
4.724	One Thousand Four Hundred Seventy-Seventh Supplemental Indenture dated as of October 24, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(306)
4.725	One Thousand Four Hundred Seventy-Eighth Supplemental Indenture dated as of October 31, 2024, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2027(307)
4.726	One Thousand Four Hundred Seventy-Ninth Supplemental Indenture dated as of October 31, 2024, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(307)
4.727	One Thousand Four Hundred Eightieth Supplemental Indenture dated as of October 31, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2034(307)
4.728	One Thousand Four Hundred Eighty-First Supplemental Indenture dated as of November 7, 2024, to the U.S. Bank Indenture, and Form of 6.875% Prospect Capital InterNote® due 2027(308)
4.729	One Thousand Four Hundred Eighty-Second Supplemental Indenture dated as of November 7, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2029(308)

4.730	One Thousand Four Hundred Eighty-Third Supplemental Indenture dated as of November 7, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2034(308)
4.731	One Thousand Four Hundred Eighty-Fourth Supplemental Indenture dated as of November 21, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(309)
4.732	One Thousand Four Hundred Eighty-Fifth Supplemental Indenture dated as of November 21, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(309)
4.733	One Thousand Four Hundred Eighty-Sixth Supplemental Indenture dated as of November 21, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2034(309)
4.734	One Thousand Four Hundred Eighty-Seventh Supplemental Indenture dated as of November 29, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(310)
4.735	One Thousand Four Hundred Eighty-Eighth Supplemental Indenture dated as of November 29, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(310)
4.736	One Thousand Four Hundred Eighty-Ninth Supplemental Indenture dated as of November 29, 2024, to the U.S. Bank Indenture, and Form of 7.625% Prospect Capital InterNote® due 2034(310)
4.737	One Thousand Four Hundred Ninetieth Supplemental Indenture dated as of December 5, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(311)
4.738	One Thousand Four Hundred Ninety-First Supplemental Indenture dated as of December 5, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(311)
4.739	One Thousand Four Hundred Ninety-Second Supplemental Indenture dated as of December 5, 2024, to the U.S. Bank Indenture, and Form of 7.625% Prospect Capital InterNote® due 2034(311)
4.740	One Thousand Four Hundred Ninety-Third Supplemental Indenture dated as of December 12, 2024, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2027(312)
4.741	One Thousand Four Hundred Ninety-Fourth Supplemental Indenture dated as of December 12, 2024, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2029(312)
4.742	One Thousand Four Hundred Ninety-Fifth Supplemental Indenture dated as of December 12, 2024, to the U.S. Bank Indenture, and Form of 7.625% Prospect Capital InterNote® due 2034(312)
4.743	One Thousand Four Hundred Ninety-Sixth Supplemental Indenture dated as of December 19, 2024, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2027(313)
4.744	One Thousand Four Hundred Ninety-Seventh Supplemental Indenture dated as of December 19, 2024, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2029(313)
4.745	One Thousand Four Hundred Ninety-Eighth Supplemental Indenture dated as of December 19, 2024, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2034(313)
4.746	One Thousand Four Hundred Ninety-Ninth Supplemental Indenture dated as of March 13, 2025, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2028(317)
4.747	One Thousand Five Hundredth Supplemental Indenture dated as of March 13, 2025, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2030(317)
4.748	One Thousand Five Hundred First Supplemental Indenture dated as of March 20, 2025, to the U.S. Bank Indenture, and Form of 7.125% Prospect Capital InterNote® due 2028(318)
4.749	One Thousand Five Hundred Second Supplemental Indenture dated as of March 20, 2025, to the U.S. Bank Indenture, and Form of 7.375% Prospect Capital InterNote® due 2030(318)
4.750	One Thousand Five Hundred Third Supplemental Indenture dated as of March 27, 2025, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2028(319)
4.751	One Thousand Five Hundred Fourth Supplemental Indenture dated as of March 27, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2030(319)
4.752	One Thousand Five Hundred Fifth Supplemental Indenture dated as of April 3, 2025, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2028(320)
4.753	One Thousand Five Hundred Sixth Supplemental Indenture dated as of April 3, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2030(320)
4.754	One Thousand Five Hundred Seventh Supplemental Indenture dated as of April 10, 2025, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2028(321)
4.755	One Thousand Five Hundred Eighth Supplemental Indenture dated as of April 10, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2030(321)
4.756	One Thousand Five Hundred Ninth Supplemental Indenture dated as of April 17, 2025, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2028(322)
4.757	One Thousand Five Hundred Tenth Supplemental Indenture dated as of April 17, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2030(322)
4.758	One Thousand Five Hundred Eleventh Supplemental Indenture dated as of April 24, 2025, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2028(323)
4.759	One Thousand Five Hundred Twelfth Supplemental Indenture dated as of April 24, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2030(323)

4.760	One Thousand Five Hundred Thirteenth Supplemental Indenture dated as of May 1, 2025, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2028(324)
4.761	One Thousand Five Hundred Fourteenth Supplemental Indenture dated as of May 1, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2030(324)
4.762	One Thousand Five Hundred Fifteenth Supplemental Indenture dated as of May 8, 2025, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2028(325)
4.763	One Thousand Five Hundred Sixteenth Supplemental Indenture dated as of May 8, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2030(325)
4.764	One Thousand Five Hundred Seventeenth Supplemental Indenture dated as of May 22, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(327)
4.765	One Thousand Five Hundred Eighteenth Supplemental Indenture dated as of May 22, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(327)
4.766	One Thousand Five Hundred Nineteenth Supplemental Indenture dated as of May 22, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(327)
4.767	One Thousand Five Hundred Twentieth Supplemental Indenture dated as of May 30, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(328)
4.768	One Thousand Five Hundred Twenty-First Supplemental Indenture dated as of May 30, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(328)
4.769	One Thousand Five Hundred Twenty-Second Supplemental Indenture dated as of May 30, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(328)
4.770	One Thousand Five Hundred Twenty-Third Supplemental Indenture dated as of June 5, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(329)
4.771	One Thousand Five Hundred Twenty-Fourth Supplemental Indenture dated as of June 5, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(329)
4.772	One Thousand Five Hundred Twenty-Fifth Supplemental Indenture dated as of June 5, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(329)
4.773	One Thousand Five Hundred Twenty-Sixth Supplemental Indenture dated as of June 12, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(330)
4.774	One Thousand Five Hundred Twenty-Seventh Supplemental Indenture dated as of June 12, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(330)
4.775	One Thousand Five Hundred Twenty-Eighth Supplemental Indenture dated as of June 12, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(330)
4.776	One Thousand Five Hundred Twenty-Ninth Supplemental Indenture dated as of June 20, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(331)
4.777	One Thousand Five Hundred Thirtieth Supplemental Indenture dated as of June 20, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(331)
4.778	One Thousand Five Hundred Thirty-First Supplemental Indenture dated as of June 20, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(331)
4.779	One Thousand Five Hundred Thirty-Second Supplemental Indenture dated as of June 26, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(332)
4.780	One Thousand Five Hundred Thirty-Third Supplemental Indenture dated as of June 26, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(332)
4.781	One Thousand Five Hundred Thirty-Fourth Supplemental Indenture dated as of June 26, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(332)
4.782	One Thousand Five Hundred Thirty-Fifth Supplemental Indenture dated as of July 3, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(333)
4.783	One Thousand Five Hundred Thirty-Sixth Supplemental Indenture dated as of July 3, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(333)
4.784	One Thousand Five Hundred Thirty-Seventh Supplemental Indenture dated as of July 3, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(333)
4.785	One Thousand Five Hundred Thirty-Eighth Supplemental Indenture dated as of July 10, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(334)
4.786	One Thousand Five Hundred Thirty-Ninth Supplemental Indenture dated as of July 10, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(334)
4.787	One Thousand Five Hundred Fortieth Supplemental Indenture dated as of July 10, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(334)
4.788	One Thousand Five Hundred Forty-First Supplemental Indenture dated as of July 17, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(335)
4.789	One Thousand Five Hundred Forty-Second Supplemental Indenture dated as of July 17, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(335)

4.790	One Thousand Five Hundred Forty-Third Supplemental Indenture dated as of July 17, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(335)
4.791	One Thousand Five Hundred Forty-Fourth Supplemental Indenture dated as of July 24, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(336)
4.792	One Thousand Five Hundred Forty-Fifth Supplemental Indenture dated as of July 24, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(336)
4.793	One Thousand Five Hundred Forty-Sixth Supplemental Indenture dated as of July 24, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(336)
4.794	One Thousand Five Hundred Forty-Seventh Supplemental Indenture dated as of July 31, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(337)
4.795	One Thousand Five Hundred Forty-Eighth Supplemental Indenture dated as of July 31, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(337)
4.796	One Thousand Five Hundred Forty-Ninth Supplemental Indenture dated as of July 31, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(337)
4.797	One Thousand Five Hundred Fiftieth Supplemental Indenture dated as of August 7, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(338)
4.798	One Thousand Five Hundred Fifty-First Supplemental Indenture dated as of August 7, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(338)
4.799	One Thousand Five Hundred Fifty-Second Supplemental Indenture dated as of August 7, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(338)
4.800	One Thousand Five Hundred Fifty-Third Supplemental Indenture dated as of August 14, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(339)
4.801	One Thousand Five Hundred Fifty-Fourth Supplemental Indenture dated as of August 14, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(339)
4.802	One Thousand Five Hundred Fifty-Fifth Supplemental Indenture dated as of August 14, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(339)
4.803	One Thousand Five Hundred Fifty-Sixth Supplemental Indenture dated as of August 21, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(340)
4.804	One Thousand Five Hundred Fifty-Seventh Supplemental Indenture dated as of August 21, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(340)
4.805	One Thousand Five Hundred Fifty-Eighth Supplemental Indenture dated as of August 21, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(340)
4.806	One Thousand Five Hundred Fifty-Ninth Supplemental Indenture dated as of August 28, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2028(341)
4.807	One Thousand Five Hundred Sixtieth Supplemental Indenture dated as of August 28, 2025, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2030(341)
4.808	One Thousand Five Hundred Sixty-First Supplemental Indenture dated as of August 28, 2025, to the U.S. Bank Indenture, and Form of 8.000% Prospect Capital InterNote® due 2032(341)
4.809	One Thousand Five Hundred Sixty-Second Supplemental Indenture dated as of September 11, 2025, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2028(342)
4.810	One Thousand Five Hundred Sixty-Third Supplemental Indenture dated as of September 11, 2025, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2030(342)
4.811	One Thousand Five Hundred Sixty-Fourth Supplemental Indenture dated as of September 11, 2025, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2032(342)
4.812	One Thousand Five Hundred Sixty-Fifth Supplemental Indenture dated as of September 18, 2025, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2028(343)
4.813	One Thousand Five Hundred Sixty-Sixth Supplemental Indenture dated as of September 18, 2025, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2030(343)
4.814	One Thousand Five Hundred Sixty-Seventh Supplemental Indenture dated as of September 18, 2025, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2032(343)
4.815	One Thousand Five Hundred Sixty-Eighth Supplemental Indenture dated as of September 25, 2025, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2028(344)
4.816	One Thousand Five Hundred Sixty-Ninth Supplemental Indenture dated as of September 25, 2025, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2030(344)
4.817	One Thousand Five Hundred Seventieth Supplemental Indenture dated as of September 25, 2025, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2032(344)
4.818	One Thousand Five Hundred Seventy-First Supplemental Indenture dated as of October 2, 2025, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(345)
4.819	One Thousand Five Hundred Seventy-Second Supplemental Indenture dated as of October 2, 2025, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2030(345)

4.820	One Thousand Five Hundred Seventy-Third Supplemental Indenture dated as of October 2, 2025, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2032(345)
4.821	One Thousand Five Hundred Seventy-Fourth Supplemental Indenture dated as of October 9, 2025, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(346)
4.822	One Thousand Five Hundred Seventy-Fifth Supplemental Indenture dated as of October 9, 2025, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2030(346)
4.823	One Thousand Five Hundred Seventy-Sixth Supplemental Indenture dated as of October 9, 2025, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2032(346)
4.824	One Thousand Five Hundred Seventy-Seventh Supplemental Indenture dated as of October 17, 2025, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(347)
4.825	One Thousand Five Hundred Seventy-Eighth Supplemental Indenture dated as of October 17, 2025, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2030(347)
4.826	One Thousand Five Hundred Seventy-Ninth Supplemental Indenture dated as of October 17, 2025, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2032(347)
4.827	One Thousand Five Hundred Eightieth Supplemental Indenture dated as of October 23, 2025, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(348)
4.828	One Thousand Five Hundred Eighty-First Supplemental Indenture dated as of October 23, 2025, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2030(348)
4.829	One Thousand Five Hundred Eighty-Second Supplemental Indenture dated as of October 23, 2025, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2032(348)
4.830	One Thousand Five Hundred Eighty-Third Supplemental Indenture dated as of October 30, 2025, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(349)
4.831	One Thousand Five Hundred Eighty-Fourth Supplemental Indenture dated as of October 30, 2025, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2030(349)
4.832	One Thousand Five Hundred Eighty-Fifth Supplemental Indenture dated as of October 30, 2025, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2032(349)
4.833	One Thousand Five Hundred Eighty-Sixth Supplemental Indenture dated as of November 6, 2025, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(351)
4.834	One Thousand Five Hundred Eighty-Seventh Supplemental Indenture dated as of November 6, 2025, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2030(351)
4.835	One Thousand Five Hundred Eighty-Eighth Supplemental Indenture dated as of November 6, 2025, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2032(351)
4.836	One Thousand Five Hundred Eighty-Ninth Supplemental Indenture dated as of November 20, 2025, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(352)
4.837	One Thousand Five Hundred Ninetieth Supplemental Indenture dated as of November 20, 2025, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2030(352)
4.838	One Thousand Five Hundred Ninety-First Supplemental Indenture dated as of November 20, 2025, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2032(352)
4.839	One Thousand Five Hundred Ninety-Second Supplemental Indenture dated as of November 28, 2025, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(353)
4.840	One Thousand Five Hundred Ninety-Third Supplemental Indenture dated as of November 28, 2025, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2030(353)
4.841	One Thousand Five Hundred Ninety-Fourth Supplemental Indenture dated as of November 28, 2025, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2032(353)
4.842	One Thousand Five Hundred Ninety-Fifth Supplemental Indenture dated as of December 4, 2025, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(354)
4.843	One Thousand Five Hundred Ninety-Sixth Supplemental Indenture dated as of December 4, 2025, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2030(354)
4.844	One Thousand Five Hundred Ninety-Seventh Supplemental Indenture dated as of December 4, 2025, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2032(354)
4.845	One Thousand Five Hundred Ninety-Eighth Supplemental Indenture dated as of December 11, 2025, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(355)
4.846	One Thousand Five Hundred Ninety-Ninth Supplemental Indenture dated as of December 11, 2025, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2030(355)
4.847	One Thousand Six Hundredth Supplemental Indenture dated as of December 11, 2025, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2032(355)
4.848	One Thousand Six Hundred First Supplemental Indenture dated as of December 18, 2025, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(356)
4.849	One Thousand Six Hundred Second Supplemental Indenture dated as of December 18, 2025, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2030(356)

4.850	One Thousand Six Hundred Third Supplemental Indenture dated as of December 18, 2025, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2032(356)
4.851	One Thousand Six Hundred Fourth Supplemental Indenture dated as of December 26, 2025, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(357)
4.852	One Thousand Six Hundred Fifth Supplemental Indenture dated as of December 26, 2025, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2030(357)
4.853	One Thousand Six Hundred Sixth Supplemental Indenture dated as of December 26, 2025, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2032(357)
4.854	One Thousand Six Hundred Seventh Supplemental Indenture dated as of January 2, 2026, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(358)
4.855	One Thousand Six Hundred Eighth Supplemental Indenture dated as of January 2, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2031(358)
4.856	One Thousand Six Hundred Ninth Supplemental Indenture dated as of January 2, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2033(358)
4.857	One Thousand Six Hundred Tenth Supplemental Indenture dated as of January 8, 2026, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(359)
4.858	One Thousand Six Hundred Eleventh Supplemental Indenture dated as of January 8, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2031(359)
4.859	One Thousand Six Hundred Twelfth Supplemental Indenture dated as of January 8, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2033(359)
4.860	One Thousand Six Hundred Thirteenth Supplemental Indenture dated as of January 15, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2029(360)
4.861	One Thousand Six Hundred Fourteenth Supplemental Indenture dated as of January 15, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2031(360)
4.862	One Thousand Six Hundred Fifteenth Supplemental Indenture dated as of January 15, 2026, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2033(360)
4.863	One Thousand Six Hundred Sixteenth Supplemental Indenture dated as of January 23, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2029(361)
4.864	One Thousand Six Hundred Seventeenth Supplemental Indenture dated as of January 23, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2031(361)
4.865	One Thousand Six Hundred Eighteenth Supplemental Indenture dated as of January 23, 2026, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2033(361)
4.866	One Thousand Six Hundred Nineteenth Supplemental Indenture dated as of January 29, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2029(362)
4.867	One Thousand Six Hundred Twentieth Supplemental Indenture dated as of January 29, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2031(362)
4.868	One Thousand Six Hundred Twenty-First Supplemental Indenture dated as of January 29, 2026, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2033(362)
4.869	One Thousand Six Hundred Twenty-Second Supplemental Indenture dated as of February 5, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2029(363)
4.870	One Thousand Six Hundred Twenty-Third Supplemental Indenture dated as of February 5, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2031(363)
4.871	One Thousand Six Hundred Twenty-Fourth Supplemental Indenture dated as of February 5, 2026, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2033(363)
4.872	One Thousand Six Hundred Twenty-Fifth Supplemental Indenture dated as of February 20, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2029(370)
4.873	One Thousand Six Hundred Twenty-Sixth Supplemental Indenture dated as of February 20, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2031(370)
4.874	One Thousand Six Hundred Twenty-Seventh Supplemental Indenture dated as of February 20, 2026, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2033(370)
4.875	One Thousand Six Hundred Twenty-Eighth Supplemental Indenture dated as of February 26, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2029(371)
4.876	One Thousand Six Hundred Twenty-Ninth Supplemental Indenture dated as of February 26, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2031(371)
4.877	One Thousand Six Hundred Thirtieth Supplemental Indenture dated as of February 26, 2026, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2033(371)
4.878	One Thousand Six Hundred Thirty-First Supplemental Indenture dated as of March 5, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2029(372)
4.879	One Thousand Six Hundred Thirty-Second Supplemental Indenture dated as of March 5, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2031(372)

4.880	One Thousand Six Hundred Thirty-Third Supplemental Indenture dated as of March 5, 2026, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2033(372)
4.881	One Thousand Six Hundred Thirty-Fourth Supplemental Indenture dated as of March 12, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2029(373)
4.882	One Thousand Six Hundred Thirty-Fifth Supplemental Indenture dated as of March 12, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2031(373)
4.883	One Thousand Six Hundred Thirty-Sixth Supplemental Indenture dated as of March 12, 2026, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2033(373)
4.884	One Thousand Six Hundred Thirty-Seventh Supplemental Indenture dated as of March 19, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2029(374)
4.885	One Thousand Six Hundred Thirty-Eighth Supplemental Indenture dated as of March 19, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2031(374)
4.886	One Thousand Six Hundred Thirty-Ninth Supplemental Indenture dated as of March 19, 2026, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2033(374)
4.887	One Thousand Six Hundred Fortieth Supplemental Indenture dated as of March 26, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2029(375)
4.888	One Thousand Six Hundred Forty-First Supplemental Indenture dated as of March 26, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2031(375)
4.889	One Thousand Six Hundred Forty-Second Supplemental Indenture dated as of March 26, 2026, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2033(375)
4.890	One Thousand Six Hundred Forty-Third Supplemental Indenture dated as of April 2, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2029(376)
4.891	One Thousand Six Hundred Forty-Fourth Supplemental Indenture dated as of April 2, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2031(376)
4.892	One Thousand Six Hundred Forty-Fifth Supplemental Indenture dated as of April 2, 2026, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2033(376)
4.893	One Thousand Six Hundred Forty-Sixth Supplemental Indenture dated as of April 9, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2029(377)
4.894	One Thousand Six Hundred Forty-Seventh Supplemental Indenture dated as of April 9, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2031(377)
4.895	One Thousand Six Hundred Forty-Eighth Supplemental Indenture dated as of April 9, 2026, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2033(377)
4.896	One Thousand Six Hundred Forty-Ninth Supplemental Indenture dated as of April 16, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2029(378)
4.897	One Thousand Six Hundred Fiftieth Supplemental Indenture dated as of April 16, 2026, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2031(378)
4.898	One Thousand Six Hundred Fifty-First Supplemental Indenture dated as of April 16, 2026, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2033(378)
4.899	One Thousand Six Hundred Fifty-Second Supplemental Indenture dated as of April 23, 2026, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(379)
4.900	One Thousand Six Hundred Fifty-Third Supplemental Indenture dated as of April 23, 2026, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2031(379)
4.901	One Thousand Six Hundred Fifty-Fourth Supplemental Indenture dated as of April 23, 2026, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2033(379)
4.902	One Thousand Six Hundred Fifty-Fifth Supplemental Indenture dated as of April 30, 2026, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2029(380)
4.903	One Thousand Six Hundred Fifty-Sixth Supplemental Indenture dated as of April 30, 2026, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2031(380)
4.904	One Thousand Six Hundred Fifty-Seventh Supplemental Indenture dated as of April 30, 2026, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2033(380)
4.905	One Thousand Six Hundred Fifty-Eighth Supplemental Indenture dated as of May 7, 2026, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(381)
4.906	One Thousand Six Hundred Fifty-Ninth Supplemental Indenture dated as of May 7, 2026, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2031(381)
4.907	One Thousand Six Hundred Sixtieth Supplemental Indenture dated as of May 7, 2026, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2033(381)
4.908	One Thousand Six Hundred Sixty-Fourth Supplemental Indenture dated as of May 29, 2026, to the U.S. Bank Indenture, and Form of 7.250% Prospect Capital InterNote® due 2029(385)
4.909	One Thousand Six Hundred Sixty-Fifth Supplemental Indenture dated as of May 29, 2026, to the U.S. Bank Indenture, and Form of 7.500% Prospect Capital InterNote® due 2031(385)

4.910	One Thousand Six Hundred Sixty-Sixth Supplemental Indenture dated as of May 29, 2026, to the U.S. Bank Indenture, and Form of 7.750% Prospect Capital InterNote® due 2033(385)
4.911	One Thousand Six Hundred Seventieth Supplemental Indenture dated as of June 11, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2029(386)
4.912	One Thousand Six Hundred Seventy-First Supplemental Indenture dated as of June 11, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2031(386)
4.913	One Thousand Six Hundred Seventy-Second Supplemental Indenture dated as of June 11, 2026, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2033(386)
4.914	One Thousand Six Hundred Seventy-Third Supplemental Indenture dated as of June 18, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2029(387)
4.915	One Thousand Six Hundred Seventy-Fourth Supplemental Indenture dated as of June 18, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2031(387)
4.916	One Thousand Six Hundred Seventy-Fifth Supplemental Indenture dated as of June 18, 2026, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2033(387)
4.917	One Thousand Six Hundred Seventy-Sixth Supplemental Indenture dated as of June 25, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2029(388)
4.918	One Thousand Six Hundred Seventy-Seventh Supplemental Indenture dated as of June 25, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2031(388)
4.919	One Thousand Six Hundred Seventy-Eighth Supplemental Indenture dated as of June 25, 2026, to the U.S. Bank Indenture, and Form of 7.000% Prospect Capital InterNote® due 2033(388)
4.920	One Thousand Six Hundred Seventy-Ninth Supplemental Indenture dated as of July 2, 2026, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(389)
4.921	One Thousand Six Hundred Eightieth Supplemental Indenture dated as of July 2, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2031(389)
4.922	One Thousand Six Hundred Eighty-First Supplemental Indenture dated as of July 2, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2033(389)
4.923	One Thousand Six Hundred Eighty-Second Supplemental Indenture dated as of July 9, 2026, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(390)
4.924	One Thousand Six Hundred Eighty-Third Supplemental Indenture dated as of July 9, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2031(390)
4.925	One Thousand Six Hundred Eighty-Fourth Supplemental Indenture dated as of July 9, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2033(390)
4.926	One Thousand Six Hundred Eighty-Eighth Supplemental Indenture dated as of July 23, 2026, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(391)
4.927	One Thousand Six Hundred Eighty-Ninth Supplemental Indenture dated as of July 23, 2026, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2031(391)
4.928	One Thousand Six Hundred Ninetieth Supplemental Indenture dated as of July 23, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2033(391)
4.929	One Thousand Six Hundred Ninety-First Supplemental Indenture dated as of July 30, 2026, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(392)
4.930	One Thousand Six Hundred Ninety-Second Supplemental Indenture dated as of July 30, 2026, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2031(392)
4.931	One Thousand Six Hundred Ninety-Third Supplemental Indenture dated as of July 30, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2033(392)
4.932	One Thousand Six Hundred Ninety-Fourth Supplemental Indenture dated as of August 6, 2026, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(393)
4.933	One Thousand Six Hundred Ninety-Fifth Supplemental Indenture dated as of August 6, 2026, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2031(393)
4.934	One Thousand Six Hundred Ninety-Sixth Supplemental Indenture dated as of August 6, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2033(393)
4.935	One Thousand Six Hundred Ninety-Seventh Supplemental Indenture dated as of August 13, 2026, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(394)
4.936	One Thousand Six Hundred Ninety-Eighth Supplemental Indenture dated as of August 13, 2026, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2031(394)
4.937	One Thousand Six Hundred Ninety-Ninth Supplemental Indenture dated as of August 13, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2033(394)
4.938	Description of Securities*
10.1	Investment Advisory Agreement between Registrant and Prospect Capital Management L.P.(2)
10.2	Administration Agreement between Registrant and Prospect Administration LLC(2)

10.3	Trademark License Agreement between the Registrant and Prospect Capital Investment Management, LLC(2)
10.4	Transfer Agency and Registrar Services Agreement(3)
10.5	Amended and Restated Custody Agreement, dated as of September 23, 2014, by and between the Registrant and U.S. Bank National Association(79)
10.6	Custody Agreement, dated as of October 10, 2014, by and between Prospect Yield Corporation, LLC and U.S. Bank National Association(79)
10.7	Form of Debt Distribution Agreement(81)
10.8
Selling Agent Agreement, dated February 13, 2020, by and among, the Registrant, Prospect Capital Management L.P., Prospect Administration LLC, Incapital LLC and the Agents named therein and added from time to time(94)

10.9	Dividend Reinvestment and Direct Stock Purchase Plan(95)
10.10	Escrow Agreement, by and between Preferred Capital Securities, LLC, Prospect Capital Corporation and UMB Bank, National Association(97)
10.11	Amended and Restated Dealer Manager Agreement, dated as of February 25, 2021, by and between Prospect Capital Corporation and Preferred Capital Securities, LLC(108)
10.12
Seventh Amended and Restated Loan and Servicing Agreement, dated April 27, 2021, among Prospect Capital Funding LLC, Prospect Capital Corporation, the lenders from time to time party thereto, the managing agents from time to time party thereto, U.S. Bank National Association as Calculation Agent, Paying Agent and Documentation Agent, KeyBank National Association as Facility Agent, and KeyBank National Association as Syndication Agent, Structuring Agent, Sole Lead Arranger and Sole Bookrunner(395)

10.13	Escrow Agreement, by and between Prospect Capital Corporation and UMB Bank, National Association(162)
10.14	Amendment No. 1 to Amended and Restated Dealer Manager Agreement, dated as of June 9, 2022, by and between Prospect Capital Corporation and Preferred Capital Securities, LLC(179)
10.15
First Amendment to the Seventh Amended and Restated Loan and Servicing Agreement, dated September 7, 2022, among Prospect Capital Funding LLC, Prospect Capital Corporation, the lenders from time to time party thereto, the managing agents from time to time party thereto, U.S. Bank National Association as Calculation Agent, Paying Agent and Documentation Agent, KeyBank National Association as Facility Agent, and KeyBank National Association as Syndication Agent, Structuring Agent, Sole Lead Arranger and Sole Bookrunner(191)

10.16	Amendment No. 2 to Amended and Restated Dealer Manager Agreement, dated October 7, 2022, between the Company, Preferred Capital Securities, LLC(193)
10.17	Amendment No. 3 to Amended and Restated Dealer Manager Agreement, dated February 10, 2023, between the Company, Preferred Capital Securities, LLC(212)
10.18	Amendment No. 4 to Amended and Restated Dealer Manager Agreement, dated December 29, 2023, between the Company and Preferred Capital Securities, LLC(252)
10.19	Second Amendment to the Seventh Amended and Restated Loan and Servicing Agreement, dated June 28, 2024(279)
10.20	Amendment No. 5 to Amended and Restated Dealer Manager Agreement, dated as of October 17, 2024, by and between the Company and Preferred Capital Securities, LLC (303)
10.21	Amendment No. 6 to Amended and Restated Dealer Manager Agreement, dated as of December 27, 2024, by and between the Company and Preferred Capital Securities, LLC (304)
10.22	Amended and Restated Preferred Stock Dividend Reinvestment Plan (316)
10.23	Amendment No.1 to the Amended and Restated Custody Agreement, dated May 6, 2025, by and between the Company and U.S. Bank Trust Company, National Association(326)
10.24	Deed of Trust, dated as of October 28, 2025, by and between Prospect Capital Corporation and Mishmeret Trust Company Ltd.(350)
10.25
Amendment No. 1 to Selling Agent Agreement, dated November 13, 2023, by and among, the Registrant, Prospect Capital Management L.P., Prospect Administration LLC, InspereX LLC and the other Agents named therein(364)

10.26
Fourth Amended and Restated Custody Agreement, dated as of August 29, 2014, by and among Prospect Capital Funding LLC, as Borrower, Prospect Capital Corporation, as Seller and Servicer, KeyBank National Association, as Facility Agent, and U.S. Bank National Association, as Documentation Agent, Collateral Custodian and Securities Custodian(365)

10.27
First Amendment to Fourth Amended and Restated Custody Agreement, dated as of August 22, 2016, by and among Prospect Capital Corporation, as Servicer, KeyBank National Association, as Facility Agent, and U.S. Bank National Association, as Documentation Agent, Collateral Custodian and Securities Custodian(366)

10.28
Second Amendment to Fourth Amended and Restated Custody Agreement, dated as of August 1, 2018, by and among Prospect Capital Corporation, as Servicer, KeyBank National Association, as Facility Agent, and U.S. Bank National Association, as Documentation Agent, Collateral Custodian and Securities Custodian(367F)

10.29
Third Amendment to Fourth Amended and Restated Custody Agreement, dated as of September 9, 2019, by and among Prospect Capital Corporation, as Servicer, KeyBank National Association, as Facility Agent, and U.S. Bank National Association, as Documentation Agent, Collateral Custodian and Securities Custodian(368)

10.30	Amendment No. 7 to Amended and Restated Dealer Manager Agreement, dated as of February 10, 2026, by and between the Company and Preferred Capital Securities, LLC(369)

10.31
Equity Distribution Agreement, dated May 8, 2026, by and among, Prospect Capital Corporation, Prospect Capital Management L.P., Prospect Administration LLC, A.G.P. / Alliance Global Partners and any additional Agents added from time to time(384)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
14	Code of Ethics*
21	Subsidiaries of the Registrant (included in the notes to the consolidated financial statements contained in this annual report)
23.1	Consent of DELOITTE & TOUCHE LLP, Independent Registered Public Accounting Firm of Prospect Capital Corporation*
23.2	Consent of DELOITTE & TOUCHE LLP, Certified Public Accountants of National Property REIT Corp.*
23.3	Consent of RSM US LLP, Certified Public Accountants of First Tower Finance Company LLC*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)(furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)(furnished herewith)
99.1	Audited Consolidated Financial Statements of National Property REIT Corp. for the years ended December 31, 2025 and 2024*
99.2	Audited Consolidated Financial Statements of National Property REIT Corp. for the years ended December 31, 2024 and 2023*
99.3	Audited Consolidated Financial Statements of First Tower Finance Company LLC as of and for the years ended December 31, 2025 and 2024*
99.4	Consolidated Financial Statements of First Tower Finance Company LLC as of and for the years ended December 31, 2023 and December 31, 2022 (Unaudited)*
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference from the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 6, 2004.
(3)	Incorporated by reference from the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 23, 2004.
(4)	Incorporated by reference from the Registrant’s Registration Statement on Form N-2, filed on September 1, 2011.
(5)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on March 1, 2012.
(6)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 14, 2012.
(7)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 23, 2012.
(8)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 29, 2012.
(9)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 6, 2012.
(10)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 13, 2012.
(11)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 20, 2012.
(12)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on December 28, 2012.
(13)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 4, 2013.
(14)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 10, 2013.
(15)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on January 17, 2013.

(16)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on January 25, 2013.
(17)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on January 31, 2013.
(18)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on February 7, 2013.
(19)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on February 22, 2013.
(20)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on February 28, 2013.
(21)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 7, 2013.
(22)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on March 14, 2013.
(23)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on March 21, 2013.
(24)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on March 28, 2013.
(25)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on April 4, 2013.
(26)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on April 11, 2013.
(27)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on April 18, 2013.
(28)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on April 25, 2013.
(29)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on May 2, 2013.
(30)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on May 9, 2013.
(31)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on May 23, 2013.
(32)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on May 31, 2013.
(33)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on June 6, 2013.
(34)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on June 13, 2013.
(35)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on June 20, 2013.
(36)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on June 27, 2013.
(37)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on July 5, 2013.
(38)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on July 11, 2013.
(39)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on July 18, 2013.
(40)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on July 25, 2013.
(41)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 1, 2013.
(42)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on August 8, 2013.
(43)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on August 15, 2013.
(44)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on August 22, 2013.
(45)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on September 6, 2013.

(46)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on September 12, 2013.
(47)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on September 19, 2013.
(48)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on September 26, 2013.
(49)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on October 3, 2013.
(50)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on October 10, 2013.
(51)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 51 to the Registration Statement on Form N-2, filed on October 18, 2013.
(52)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on October 24, 2013.
(53)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on October 31, 2013.
(54)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on November 7, 2013.
(55)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on November 15, 2013.
(56)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on November 21, 2013.
(57)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on November 29, 2013.
(58)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on December 5, 2013.
(59)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on December 12, 2013.
(60)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on December 19, 2013.
(61)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on December 27, 2013.
(62)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on January 3, 2014.
(63)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on January 16, 2014.
(64)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on January 24, 2014.
(65)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on January 30, 2014.
(66)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on February 6, 2014.
(67)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on February 13, 2014.
(68)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on February 21, 2014.
(69)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on February 27, 2014.
(70)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on March 6, 2014.
(71)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on March 13, 2014.
(72)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on March 20, 2014.
(73)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on March 27, 2014.
(74)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on April 3, 2014.
(75)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on April 10, 2014.

(76)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on April 17, 2014.
(77)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on May 1, 2014.
(78)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on May 8, 2014.
(79)	Incorporated by reference from the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 14, 2014.
(80)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 10, 2015.
(81)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on September 1, 2016.
(82)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 1, 2019.
(83)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on August 8, 2019.
(84)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on August 15, 2019.
(85)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on August 22, 2019.
(86)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 26, 2019.
(87)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on October 3, 2019.
(88)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on October 10, 2019.
(89)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on October 18, 2019.
(90)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on October 24, 2019.
(91)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on October 31, 2019.
(92)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on December 19, 2019.
(93)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on February 12, 2020.
(94)	Incorporated by reference from the Registrant's Registration Statement on Form N-2, filed on February 13, 2020.
(95)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on April 17, 2020.
(96)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on August 4, 2020.
(97)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on August 4, 2020.
(98)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on November 4, 2020.
(99)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on November 4, 2020.
(100)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on January 7, 2021.
(101)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on January 14, 2021.
(102)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on January 22, 2021.
(103)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on January 22, 2021.
(104)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on January 28, 2021.
(105)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on February 4, 2021.
(106)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on February 11, 2021.
(107)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on February 25, 2021.
(108)	Incorporated by reference to Exhibit 1.1 of the Registrant's Form 8-K, filed on February 25, 2021.

(109)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on March 4, 2021.
(110)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on March 11, 2021.
(111)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on March 18, 2021.
(112)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on March 25, 2021.
(113)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 51 to the Registration Statement on Form N-2, filed on April 1, 2021.
(114)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 52 to the Registration Statement on Form N-2, filed on April 8, 2021.
(115)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 53 to the Registration Statement on Form N-2, filed on April 15, 2021.
(116)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 54 to the Registration Statement on Form N-2, filed on April 22, 2021.
(117)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 55 to the Registration Statement on Form N-2, filed on April 29, 2021.
(118)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 56 to the Registration Statement on Form N-2, filed on May 6, 2021.
(119)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 57 to the Registration Statement on Form N-2, filed on May 20, 2021.
(120)	Incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K, filed on May 26, 2021.
(121)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 58 to the Registration Statement on Form N-2, filed on May 27, 2021.
(122)	Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K, filed on May 27, 2021.
(123)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 59 to the Registration Statement on Form N-2, filed on June 4, 2021.
(124)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 60 to the Registration Statement on Form N-2, filed on June 10, 2021.
(125)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 61 to the Registration Statement on Form N-2, filed on June 17, 2021.
(126)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 62 to the Registration Statement on Form N-2, filed on June 24, 2021.
(127)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 63 to the Registration Statement on Form N-2, filed on July 1, 2021.
(128)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 64 to the Registration Statement on Form N-2, filed on July 9, 2021.
(129)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 65 to the Registration Statement on Form N-2, filed on July 15, 2021.
(130)	Incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K, filed on July 19, 2021.
(131)	Incorporated by reference to Exhibit 3.2 of the Registrant's Form 8-K, filed on July 19, 2021.
(132)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 66 to the Registration Statement on Form N-2, filed on July 22, 2021.
(133)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 67 to the Registration Statement on Form N-2, filed on July 29, 2021.
(134)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 68 to the Registration Statement on Form N-2, filed on August 5, 2021.
(135)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 69 to the Registration Statement on Form N-2, filed on August 12, 2021.
(136)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 70 to the Registration Statement on Form N-2, filed on August 19, 2021.
(137)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 71 to the Registration Statement on Form N-2, filed on August 26, 2021.
(138)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 72 to the Registration Statement on Form N-2, filed on September 10, 2021.
(139)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 73 to the Registration Statement on Form N-2, filed on September 16, 2021.

(140)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 74 to the Registration Statement on Form N-2, filed on September 23, 2021.
(141)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 75 to the Registration Statement on Form N-2, filed on September 30, 2021.
(142)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on September 30, 2021.
(143)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 76 to the Registration Statement on Form N-2, filed on October 7, 2021.
(144)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 77 to the Registration Statement on Form N-2, filed on October 15, 2021.
(145)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 78 to the Registration Statement on Form N-2, filed on October 21, 2021.
(146)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 79 to the Registration Statement on Form N-2, filed on October 28, 2021.
(147)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 80 to the Registration Statement on Form N-2, filed on November 4, 2021.
(148)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 81 to the Registration Statement on Form N-2, filed on November 18, 2021.
(149)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 82 to the Registration Statement on Form N-2, filed on November 26, 2021.
(150)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 83 to the Registration Statement on Form N-2, filed on December 2, 2021.
(151)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 84 to the Registration Statement on Form N-2, filed on December 9, 2021.
(152)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 85 to the Registration Statement on Form N-2, filed on December 16, 2021.
(153)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 86 to the Registration Statement on Form N-2, filed on December 23, 2021.
(154)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 87 to the Registration Statement on Form N-2, filed on December 30, 2021.
(155)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 88 to the Registration Statement on Form N-2, filed on January 6, 2022.
(156)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 89 to the Registration Statement on Form N-2, filed on January 13, 2022.
(157)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 90 to the Registration Statement on Form N-2, filed on January 21, 2022.
(158)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 91 to the Registration Statement on Form N-2, filed on January 27, 2022.
(159)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 92 to the Registration Statement on Form N-2, filed on February 3, 2022.
(160)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 93 to the Registration Statement on Form N-2, filed on February 10, 2022.
(161)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(162)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(163)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 94 to the Registration Statement on Form N-2, filed on February 25, 2022.
(164)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 95 to the Registration Statement on Form N-2, filed on March 3, 2022.
(165)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 96 to the Registration Statement on Form N-2, filed on March 10, 2022.
(166)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 97 to the Registration Statement on Form N-2, filed on March 17, 2022.
(167)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 98 to the Registration Statement on Form N-2, filed on March 24, 2022.
(168)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 99 to the Registration Statement on Form N-2, filed on March 31, 2022.
(169)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 100 to the Registration Statement on Form N-2, filed on April 7, 2022.
(170)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 101 to the Registration Statement on Form N-2, filed on April 14, 2022.

(171)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 102 to the Registration Statement on Form N-2, filed on April 21, 2022.
(172)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 103 to the Registration Statement on Form N-2, filed on April 28, 2022.
(173)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 104 to the Registration Statement on Form N-2, filed on May 5, 2022.
(174)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 105 to the Registration Statement on Form N-2, filed on May 19, 2022.
(175)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 106 to the Registration Statement on Form N-2, filed on May 26, 2022.
(176)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 107 to the Registration Statement on Form N-2, filed on June 3, 2022.
(177)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 108 to the Registration Statement on Form N-2, filed on June 9, 2022.
(178)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on June 9, 2022.
(179)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on June 9, 2022.
(180)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 109 to the Registration Statement on Form N-2, filed on June 16, 2022.
(181)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 110 to the Registration Statement on Form N-2, filed on June 24, 2022.
(182)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 111 to the Registration Statement on Form N-2, filed on June 30, 2022.
(183)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 112 to the Registration Statement on Form N-2, filed on July 8, 2022.
(184)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 113 to the Registration Statement on Form N-2, filed on July 14, 2022.
(185)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 114 to the Registration Statement on Form N-2, filed on July 21, 2022.
(186)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 115 to the Registration Statement on Form N-2, filed on July 28, 2022.
(187)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 116 to the Registration Statement on Form N-2, filed on August 4, 2022.
(188)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 117 to the Registration Statement on Form N-2, filed on August 11, 2022.
(189)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 118 to the Registration Statement on Form N-2, filed on August 18, 2022.
(190)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 119 to the Registration Statement on Form N-2, filed on August 25, 2022.
(191)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on September 7, 2022.
(192)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 120 to the Registration Statement on Form N-2, filed on September 22, 2022.
(193)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(194)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(195)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(196)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 121 to the Registration Statement on Form N-2, filed on October 20, 2022.
(197)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 122 to the Registration Statement on Form N-2, filed on October 27, 2022.
(198)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 123 to the Registration Statement on Form N-2, filed on November 3, 2022.
(199)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 124 to the Registration Statement on Form N-2, filed on November 10, 2022.
(200)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 125 to the Registration Statement on Form N-2, filed on November 25, 2022.
(201)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 126 to the Registration Statement on Form N-2, filed on December 1, 2022.
(202)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 127 to the Registration Statement on Form N-2, filed on December 8, 2022.

(203)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 128 to the Registration Statement on Form N-2, filed on December 15, 2022.
(204)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 129 to the Registration Statement on Form N-2, filed on December 22, 2022.
(205)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 130 to the Registration Statement on Form N-2, filed on December 30, 2022.
(206)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 131 to the Registration Statement on Form N-2, filed on January 6, 2023.
(207)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 132 to the Registration Statement on Form N-2, filed on January 12, 2023.
(208)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 133 to the Registration Statement on Form N-2, filed on January 20, 2023.
(209)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 134 to the Registration Statement on Form N-2, filed on January 26, 2023.
(210)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 135 to the Registration Statement on Form N-2, filed on February 2, 2023.
(211)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 136 to the Registration Statement on Form N-2, filed on February 9, 2023.
(212)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on February 13, 2023.
(213)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on February 13, 2023.
(214)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on February 24, 2023.
(215)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 2, 2023.
(216)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on March 9, 2023.
(217)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on March 16, 2023.
(218)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on March 23, 2023.
(219)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on March 30, 2023.
(220)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on April 6, 2023.
(221)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on April 13, 2023.
(222)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on April 20, 2023.
(223)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on April 27, 2023.
(224)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on May 4, 2023.
(225)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on May 11, 2023.
(226)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on May 25, 2023.
(227)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on June 2, 2023.
(228)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on June 8, 2023.
(229)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on June 15, 2023.
(230)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on June 23, 2023.
(231)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on June 29, 2023.
(232)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on July 7, 2023.
(233)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on July 13, 2023.

(234)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on July 20, 2023.
(235)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on July 27, 2023.
(236)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on August 3, 2023.
(237)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on August 10, 2023.
(238)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on August 17, 2023.
(239)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on August 24, 2023.
(240)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on September 21, 2023.
(241)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on September 28, 2023.
(242)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on October 5, 2023.
(243)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on October 19, 2023.
(244)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on October 26, 2023.
(245)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on November 9, 2023.
(246)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on November 24, 2023.
(247)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on November 30, 2023.
(248)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on December 7, 2023.
(249)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on December 14, 2023.
(250)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on December 21, 2023.
(251)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on December 29, 2023.
(252)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on December 29, 2023.
(253)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on December 29, 2023.
(254)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on January 5, 2024.
(255)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on January 11, 2024.
(256)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on January 19, 2024.
(257)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on January 25, 2024.
(258)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on January 25, 2024.
(259)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on February 1, 2024.
(260)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on February 8, 2024.
(261)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on February 23, 2024.
(262)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on February 29, 2024.
(263)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on March 7, 2024.
(264)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on March 14, 2024.

(265)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on March 21, 2024.
(266)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 51 to the Registration Statement on Form N-2, filed on March 28, 2024.
(267)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 52 to the Registration Statement on Form N-2, filed on April 4, 2024.
(268)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 53 to the Registration Statement on Form N-2, filed on April 11, 2024.
(269)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 54 to the Registration Statement on Form N-2, filed on April 18, 2024.
(270)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 55 to the Registration Statement on Form N-2, filed on April 25, 2024.
(271)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 56 to the Registration Statement on Form N-2, filed on May 2, 2024.
(272)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 57 to the Registration Statement on Form N-2, filed on May 9, 2024.
(273)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 58 to the Registration Statement on Form N-2, filed on May 23, 2024.
(274)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 59 to the Registration Statement on Form N-2, filed on May 31, 2024.
(275)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 60 to the Registration Statement on Form N-2, filed on June 6, 2024.
(276)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 61 to the Registration Statement on Form N-2, filed on June 13, 2024.
(277)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 62 to the Registration Statement on Form N-2, filed on June 21, 2024.
(278)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 63 to the Registration Statement on Form N-2, filed on June 27, 2024.
(279)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on July 3, 2024.
(280)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 64 to the Registration Statement on Form N-2, filed on July 5, 2024.
(281)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 65 to the Registration Statement on Form N-2, filed on July 11, 2024.
(282)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 66 to the Registration Statement on Form N-2, filed on July 18, 2024.
(283)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 67 to the Registration Statement on Form N-2, filed on July 25, 2024.
(284)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 68 to the Registration Statement on Form N-2, filed on August 1, 2024.
(285)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 69 to the Registration Statement on Form N-2, filed on August 8, 2024.
(286)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 70 to the Registration Statement on Form N-2, filed on August 15, 2024.
(287)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 71 to the Registration Statement on Form N-2, filed on August 22, 2024.
(288)	Incorporated by reference to Exhibit 14 of the Registrant’s Form 10-K/A, filed on October 20, 2016.
(289)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 64 to the Registration Statement on Form N-2, filed on July 5, 2024.
(290)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 65 to the Registration Statement on Form N-2, filed on July 11, 2024.
(291)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 66 to the Registration Statement on Form N-2, filed on July 18, 2024.
(292)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 67 to the Registration Statement on Form N-2, filed on July 25, 2024.
(293)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 68 to the Registration Statement on Form N-2, filed on August 1, 2024.
(294)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 69 to the Registration Statement on Form N-2, filed on August 8, 2024.
(295)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 70 to the Registration Statement on Form N-2, filed on August 15, 2024.

(296)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 71 to the Registration Statement on Form N-2, filed on August 22, 2024.
(297)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 72 to the Registration Statement on Form N-2, filed on August 29, 2024.
(298)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 73 to the Registration Statement on Form N-2, filed on September 12, 2024.
(299)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 74 to the Registration Statement on Form N-2, filed on September 19, 2024.
(300)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 75 to the Registration Statement on Form N-2, filed on September 26, 2024.
(301)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 76 to the Registration Statement on Form N-2, filed on October 3, 2024.
(302)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 77 to the Registration Statement on Form N-2, filed on October 10, 2024.
(303)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on October 17, 2024.
(304)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 17, 2024.
(305)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 78 to the Registration Statement on Form N-2, filed on October 18, 2024.
(306)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 79 to the Registration Statement on Form N-2, filed on October 24, 2024.
(307)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 80 to the Registration Statement on Form N-2, filed on October 31, 2024.
(308)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 81 to the Registration Statement on Form N-2, filed on November 7, 2024.
(309)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 82 to the Registration Statement on Form N-2, filed on November 21, 2024.
(310)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 83 to the Registration Statement on Form N-2, filed on November 29, 2024.
(311)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 84 to the Registration Statement on Form N-2, filed on December 5, 2024.
(312)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 85 to the Registration Statement on Form N-2, filed on December 12, 2024.
(313)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 86 to the Registration Statement on Form N-2, filed on December 19, 2024.
(314)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on December 27, 2024.
(315)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 27, 2024.
(316)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on December 27, 2024.
(317)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 87 to the Registration Statement on Form N-2, filed on March 13, 2025.
(318)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 88 to the Registration Statement on Form N-2, filed on March 20, 2025.
(319)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 89 to the Registration Statement on Form N-2, filed on March 27, 2025.
(320)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 90 to the Registration Statement on Form N-2, filed on April 3, 2025.
(321)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 91 to the Registration Statement on Form N-2, filed on April 10, 2025.
(322)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 92 to the Registration Statement on Form N-2, filed on April 17, 2025.
(323)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 93 to the Registration Statement on Form N-2, filed on April 24, 2025.
(324)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 94 to the Registration Statement on Form N-2, filed on May 1, 2025.
(325)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 95 to the Registration Statement on Form N-2, filed on May 8, 2025.
(326)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q, filed on May 8, 2025.
(327)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 96 to the Registration Statement on Form N-2, filed on May 22, 2025.

(328)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 97 to the Registration Statement on Form N-2, filed on May 30, 2025.
(329)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 98 to the Registration Statement on Form N-2, filed on June 5, 2025.
(330)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 99 to the Registration Statement on Form N-2, filed on June 12, 2025.
(331)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 100 to the Registration Statement on Form N-2, filed on June 23, 2025.
(332)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 101 to the Registration Statement on Form N-2, filed on June 26, 2025.
(333)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 102 to the Registration Statement on Form N-2, filed on July 3, 2025.
(334)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 103 to the Registration Statement on Form N-2, filed on July 10, 2025.
(335)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 104 to the Registration Statement on Form N-2, filed on July 17, 2025.
(336)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 105 to the Registration Statement on Form N-2, filed on July 24, 2025.
(337)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 106 to the Registration Statement on Form N-2, filed on July 31, 2025.
(338)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 107 to the Registration Statement on Form N-2, filed on August 7, 2025.
(339)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 108 to the Registration Statement on Form N-2, filed on August 14, 2025.
(340)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 109 to the Registration Statement on Form N-2, filed on August 21, 2025.
(341)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 110 to the Registration Statement on Form N-2, filed on August 28, 2025.
(342)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 111 to the Registration Statement on Form N-2, filed on September 11, 2025.
(343)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 112 to the Registration Statement on Form N-2, filed on September 18, 2025.
(344)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 113 to the Registration Statement on Form N-2, filed on September 25, 2025.
(345)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 114 to the Registration Statement on Form N-2, filed on October 2, 2025.
(346)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 115 to the Registration Statement on Form N-2, filed on October 9, 2025.
(347)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 116 to the Registration Statement on Form N-2, filed on October 17, 2025.
(348)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 117 to the Registration Statement on Form N-2, filed on October 23, 2025.
(349)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 118 to the Registration Statement on Form N-2, filed on October 30, 2025.
(350)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on October 31, 2025.
(351)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 119 to the Registration Statement on Form N-2, filed on November 6, 2025.
(352)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 120 to the Registration Statement on Form N-2, filed on November 20, 2025.
(353)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 121 to the Registration Statement on Form N-2, filed on November 28, 2025.
(354)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 122 to the Registration Statement on Form N-2, filed on December 4, 2025.
(355)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 123 to the Registration Statement on Form N-2, filed on December 11, 2025.
(356)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 124 to the Registration Statement on Form N-2, filed on December 18, 2025.
(357)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 125 to the Registration Statement on Form N-2, filed on December 29, 2025.

(358)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 126 to the Registration Statement on Form N-2, filed on January 2, 2026.
(359)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 127 to the Registration Statement on Form N-2, filed on January 8, 2026.
(360)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 128 to the Registration Statement on Form N-2, filed on January 15, 2026.
(361)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 129 to the Registration Statement on Form N-2, filed on January 23, 2026.
(362)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 130 to the Registration Statement on Form N-2, filed on January 29, 2026.
(363)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 131 to the Registration Statement on Form N-2, filed on February 5, 2026.
(364)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q, filed on February 9, 2026.
(365)	Incorporated by reference to Exhibit (j)(1) of the Registrant's Registration Statement on Form N-2, filed on February 10, 2026.
(366)	Incorporated by reference to Exhibit (j)(4) of the Registrant's Registration Statement on Form N-2, filed on February 10, 2026.
(367)	Incorporated by reference to Exhibit (j)(5) of the Registrant's Registration Statement on Form N-2, filed on February 10, 2026.
(368)	Incorporated by reference to Exhibit (j)(6) of the Registrant's Registration Statement on Form N-2, filed on February 10, 2026.
(369)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on February 10, 2026.
(370)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on February 20, 2026.
(371)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on February 26, 2026.
(372)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 5, 2026.
(373)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on March 12, 2026.
(374)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on March 19, 2026.
(375)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on March 26, 2026.
(376)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on April 2, 2026.
(377)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on April 9, 2026.
(378)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on April 16, 2026.
(379)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on April 23, 2026.
(380)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on April 30, 2026.
(381)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on May 7, 2026.
(382)	Incorporated by reference to Exhibit 3.20 of the Registrant’s Form 10-Q, filed on May 7, 2026.
(383)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 8, 2026.
(384)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on May 8, 2026.
(385)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on May 29, 2026.
(386)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on June 11, 2026.
(387)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on June 18, 2026.
(388)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on June 25, 2026.
(389)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on July 2, 2026.

(390)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on July 9, 2026.
(391)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on July 23, 2026.
(392)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on July 30, 2026.
(393)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on August 6, 2026.
(394)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on August 13, 2026.
(395)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on May 3, 2021.
Item 16. Form 10-K Summary

Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 20, 2026.

PROSPECT CAPITAL CORPORATION

By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN F. BARRY III	/s/ ANDREW C. COOPER
John F. Barry III	Andrew C. Cooper
Chairman of the Board, Chief Executive Officer and Director	Director
August 20, 2026	August 20, 2026

/s/ KRISTIN L. VAN DASK	/s/ WILLIAM J. GREMP
Kristin L. Van Dask	William J. Gremp
Chief Financial Officer	Director
August 20, 2026	August 20, 2026

/s/ M. GRIER ELIASEK	/s/ EUGENE S. STARK
M. Grier Eliasek	Eugene S. Stark
President, Chief Operating Officer and Director	Director
August 20, 2026	August 20, 2026