Form 10-Q
period 2026-09-30
PROSPECT CAPITAL CORP
filed 2026-11-04
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of November 3, 2026, there were 556,989,222 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “should,” “could,” “may,” “plan” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended June 30, 2026, and those described from time to time in reports that we have filed or in the future may file with the Securities and Exchange Commission.

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
•the impact of global events outside of our control, including the consequences of the ongoing conflicts between Russia and Ukraine and in the Middle East and Southwest Asia, United States and Israel’s war with Iran, and continued social and political unrest in various countries, such as Venezuela and Mexico, on our and our portfolio companies’ businesses and the global economy;
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
•authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission, Internal Revenue Service, the NASDAQ Global Select Market, the New York Stock Exchange LLC, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business; and
•any of the other risks, uncertainties and other factors we identify herein or in our Annual Report on Form 10-K for the year ended June 30, 2026.

PART I
See notes to consolidated financial statements.

Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	September 30, 2026	June 30, 2026

	(Unaudited)
Assets
Investments at fair value:
Control investments (amortized cost of $3,323,679 and $3,367,618, respectively)(Note 14)	$3,360,718	$3,644,274
Affiliate investments (amortized cost of $12,835 and $12,835, respectively)	22,028	30,447
Non-control/non-affiliate investments (amortized cost of $2,607,805 and $2,934,916, respectively)	2,561,732	2,667,837
Total investments at fair value (amortized cost of $5,944,319 and $6,315,369, respectively)(Note 3)	5,944,478	6,342,558
Cash and cash equivalents (restricted cash of $1,986 and $2,812, respectively)	38,016	43,572
Receivables for:
Interest, net	23,039	17,350
Other	4,694	9,228
Derivative Assets, at fair value (Note 6)	14,373	18,900
Deferred financing costs on Revolving Credit Facility (Note 4)	12,940	14,128
Prepaid expenses	1,103	1,419
Due from Prospect Administration, net (Note 13)	—	1,351
Due from Affiliate (Note 13)	115	61
Due from broker	—	60
Total Assets	6,038,758	6,448,627
Liabilities
Public Notes (less unamortized discount and debt issuance costs of $8,668 and $10,547, respectively) (Notes 5 and 8)	643,110	690,841
Prospect Capital InterNotes® (less unamortized debt issuance costs of $6,965 and $7,399, respectively) (Notes 7 and 8)	591,263	607,480
Revolving Credit Facility (Notes 4 and 8)	287,152	562,328
Due to Prospect Capital Management (Note 13)	38,885	38,946
Dividends payable	26,742	18,252
Interest payable	17,005	13,968
Due to broker	4,509	9,156
Accrued expenses	2,093	3,675
Due to Prospect Administration (Note 13)	1,325	—
Other liabilities	490	685
Total Liabilities	1,612,574	1,945,331
Commitments and Contingencies (Notes 3 and 15)
Preferred Stock, par value $0.001 per share (764,723,593 and 766,678,529 shares of preferred stock authorized; 67,450,547 and 68,468,200 issued and outstanding, respectively) (Note 9)	1,551,095	1,574,450
Net Assets Applicable to Common Shares	$2,875,089	$2,928,846
Components of Net Assets Applicable to Common Stock and Net Assets, respectively
Common stock, par value $0.001 per share (3,235,276,407 and 1,233,321,471 common shares authorized; 536,295,785 and 512,746,556 issued and outstanding, respectively) (Note 9)	536	513
Paid-in capital in excess of par (Notes 9 and 12)	4,363,871	4,310,026
Accumulated other comprehensive income (loss)	6,880	5,801
Distributions in excess of earnings (Note 12)	(1,496,198)	(1,387,494)
Net Assets Applicable to Common Shares	$2,875,089	$2,928,846
Net Asset Value Per Common Share (Note 16)	$5.36	$5.71
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,
	2026	2025
Investment Income
Interest income (excluding payment-in-kind (“PIK”) interest income):
Control investments	$52,227	$59,216
Non-control/non-affiliate investments	63,927	77,762
Total interest income (excluding PIK interest income)	116,154	136,978
PIK interest income:
Control investments	13,338	11,794
Non-control/non-affiliate investments	3,116	3,622
Total PIK Interest Income	16,454	15,416
Total interest income (Note 2)	132,608	152,394
Dividend income:
Control investments	2,416	877
Non-control/non-affiliate investments	3,059	2,696
Total dividend income	5,475	3,573
Other income:
Control investments	12,988	354
Non-control/non-affiliate investments	670	1,303
Total other income (Note 10)	13,658	1,657
Total Investment Income	151,741	157,624
Operating Expenses
Base management fee (Note 13)	31,218	33,617
Income incentive fee (Note 13)	7,743	1,234
Interest and credit facility expenses	30,636	33,687
Allocation of overhead from Prospect Administration (Note 13)	5,524	5,524
Audit, compliance and tax related fees	656	899
Directors’ fees	150	150
Other general and administrative expenses	2,705	3,163
Total Operating Expenses	78,632	78,274
Reimbursement of Administration Expenses (Note 13)	(3,250)	—
Total Net Operating Expenses	75,382	78,274
Net Investment Income	76,359	79,350
Net Realized and Net Change in Unrealized Gains (Losses) from Investments
Net realized gains (losses)
Control investments	131,559	847
Non-control/non-affiliate investments	(203,166)	(2,738)
Net realized gains (losses)	(71,607)	(1,891)
Net change in unrealized gains (losses)
Control investments	(239,617)	14,181
Affiliate investments	(8,419)	3,764
Non-control/non-affiliate investments	221,006	(17,346)
Net change in unrealized gains (losses)	(27,030)	599
Net Realized and Net Change in Unrealized Gains (Losses) from Investments	(98,637)	(1,292)
Net realized gains (losses) on extinguishment of debt	1,483	(77)
Net realized gains (losses) from derivative instruments and foreign currency transactions	(572)	—
Net change in unrealized gains (losses) from derivative instruments and foreign currency transactions	(188)	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$(21,555)	$77,981
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,
	2026	2025
Preferred Stock dividends	$(26,120)	$(26,767)
Net gain (loss) on redemptions of Preferred Stock	(3,730)	(1,362)
Gain (loss) on Accretion to Redemption Value of Preferred Stock	(2,043)	(1,765)
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stockholders	$(53,448)	$48,087
Basic and diluted earnings (loss) per common share (Note 11)
Basic	$(0.10)	$0.10
Diluted	$(0.10)	$0.08
Weighted-average shares of common stock outstanding (Note 11)
Basic	524,466,279	461,356,032
Diluted	524,466,279	876,657,018
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,
	2026	2025
Net Increase (Decrease) in Net Assets Resulting from Operations	$(21,555)	$77,981

Other comprehensive income (loss):
Gains (losses) on derivative instruments designated as cash flow hedges	(799)	—
Gains (losses) on excluded components relating to forward points	2,226	—
Reclassification adjustments included in interest expense	(189)	—
Gain reclassified from AOCI into income as a result of forecasted transactions no longer probable of occurring	(159)
Total other comprehensive income (loss)	1,079	—

Total comprehensive income (loss)	$(20,476)	$77,981
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS AND TEMPORARY EQUITY
(in thousands, except share and per share data)
(Unaudited)

	Preferred Stock Classified as Temporary Equity		Common Stock
Three Months Ended September 30, 2026	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Accumulated Other Comprehensive Income	Distributions in excess of earnings (1)	Total Net Assets
Balance as of June 30, 2026	68,468,200	$1,574,450	512,746,556	$513	$4,310,026	$5,801	$(1,387,494)	$2,928,846
Net Increase (Decrease) in Net Assets and Temporary Equity Resulting from Operations:
Net investment income							76,359	76,359
Net realized losses							(76,469)	(76,469)
Net change in unrealized losses							(27,218)	(27,218)
Other Comprehensive Income (Loss):
Gain (loss) on derivatives designated as cash flow hedges						(1,147)		(1,147)
Gains (losses) on excluded components relating to forward points						2,226		2,226
Distributions to Shareholders (Note 12)
Distributions from earnings							(81,376)	(81,376)
Capital Transactions
Issuance of preferred stock	859,689	18,307
Accretion of preferred stock to redemption value		2,043
Repurchase of Preferred Stock
Shares issued through reinvestment of dividends	38,051	912	3,083,229	3	6,438			6,441
Redemption of Preferred Stock	(237,309)	(5,932)
Conversion of preferred stock to common stock	(1,678,084)	(38,695)	20,466,000	20	47,407			47,427
Net increase (decrease) in preferred dividend accrual		10
Tax reclassification of net assets (Note 12)		—
Total increase (decrease) for the three months ended September 30, 2026	(1,017,653)	(23,355)	23,549,229	23	53,845	1,079	(108,704)	(53,757)
Balance as of September 30, 2026	67,450,547	$1,551,095	536,295,785	$536	$4,363,871	$6,880	$(1,496,198)	$2,875,089

	Preferred Stock Classified as Temporary Equity		Common Stock
Three Months Ended September 30, 2025	Shares	Carrying Value	Shares	Par	Paid-in capital in excess of par(1)	Distributions in excess of earnings (1)	Total Net Assets
Balance as of June 30, 2025	70,915,937	$1,629,900	455,902,826	$456	$4,182,453	$(1,194,137)	$2,988,772
Net Increase (Decrease) in Net Assets and Temporary Equity Resulting from Operations:
Net investment income						79,350	79,350
Net realized losses						(5,095)	(5,095)
Net change in unrealized gains						599	599
Distributions to Shareholders(Note 12)(1)
Distributions from earnings						(78,990)	(78,990)
Return of capital to common stockholders					(10,170)		(10,170)
Capital Transactions
Issuance of Preferred Stock	710,969	15,342
Accretion of preferred stock to redemption value
Shares issued through reinvestment of dividends	41,656	997	2,362,606	2	6,709		6,711
Redemption of Preferred Stock	(52,082)	(1,302)
Conversion of preferred stock to common stock	(966,718)	(22,183)	7,650,920	8	23,605		23,613
Net increase (decrease) in preferred dividend accrual
Total increase (decrease) for the three months ended September 30, 2025	(266,175)	(5,381)	10,013,526	10	20,144	(4,136)	16,018
Balance as of September 30, 2025	70,649,762	$1,624,519	465,916,352	$466	$4,202,597	$(1,198,273)	$3,004,790
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Three Months Ended September 30,
	2026	2025
Operating Activities
Net increase (decrease) in net assets resulting from operations	$(21,555)	$77,981
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains) losses on extinguishment of debt	(1,483)	77
Net realized losses on investments	71,607	1,891
Net realized (gains) losses from derivative instruments and foreign currency transactions	246	—
Net change in unrealized losses (gains) on investments	27,030	(599)
Net change in unrealized (gains) losses from derivative instruments and foreign currency transactions	188	—
Accretion of premiums, net	(1,280)	(544)
Amortization of deferred financing costs	1,828	1,977
Accretion of original issue discount	359	361
Payment-In-Kind interest and dividend income	(19,032)	(15,416)
Structuring fees	(298)	(478)
Proceeds from settlement of forward contract	970	—
Change in operating assets and liabilities:
Payments for purchases of investments	(71,147)	(75,673)
Proceeds from sale of investments and collection of investment principal	389,363	236,960
Net Reductions to Subordinated Structured Notes and related investment cost	1,837	13,919
(Increase) decrease in interest receivable, net	(5,689)	6,085
(Increase) decrease in due from broker	60	32,801
(Increase) decrease in other receivables	4,534	(1,425)
(Increase) decrease in due from Affiliate	(54)	96
(Increase) decrease in due from Prospect Administration	1,351	—
(Increase) decrease in prepaid expenses	316	16
Increase (decrease) in due to broker	2	3,532
Increase (decrease) in due to Prospect Administration	1,325	(10)
Increase (decrease) in due to Prospect Capital Management	(61)	(6,906)
Increase (decrease) in accrued expenses	(1,582)	(986)
Increase (decrease) in interest payable	3,037	5,013
Increase (decrease) in other liabilities	(195)	320
Net Cash Provided by (Used in) Operating Activities	381,677	278,992
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	412,951	215,000
Principal payments under Revolving Credit Facility (Note 4)	(688,127)	(387,743)
Repurchase of Public Notes (Note 5)	(42,507)	—
Issuances of Prospect Capital InterNotes® (Note 7)	805	7,868
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(17,456)	(3,264)
Financing costs paid and deferred	(69)	(207)
Proceeds from issuance of preferred stock, net of underwriting costs	19,391	16,237
Offering costs from issuance of preferred stock	(1,084)	(895)
Redemptions of Preferred Stock	(5,597)	(1,247)
Dividends paid and distributions to common and preferred stockholders	(65,496)	(88,988)
Net Cash Provided by (Used in) Financing Activities	(387,189)	(243,239)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(5,512)	35,753
Effect of foreign currency exchange rates	(44)	—
Cash, Cash Equivalents and Restricted Cash at beginning of period	43,572	50,788
Cash, Cash Equivalents and Restricted Cash at End of Period	$38,016	$86,541
Supplemental Disclosures
Cash paid for interest	$25,412	$26,336
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands, except share data)
(Unaudited)

	Three Months Ended September 30,
	2026	2025
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$7,353	$7,708
Conversion of preferred stock to common stock	$38,695	$22,183
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2026 (Unaudited)
(in thousands, except share data)

										September 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(37)

Belnick, LLC (d/b/a The Ubique Group) (41)	Household Durables	First Lien Term Loan	1/20/2022	12.57%	3M SOFR	8.50%		4.00	5/14/2029			$98,564	$98,564	$98,564	3.4%	(8)(36)
		Class P Units	5/23/2025						N/A	5,603			3,400	5,651	0.2%	(14)
		Class A Units	12/31/2025						N/A	50			—	16	—%	(14)
													101,964	104,231	3.6%
CP Energy Services Inc. (18)	Energy Equipment & Services	First Lien Term Loan	12/24/2024	13.33%	3M SOFR	9.00%		1.00	4/4/2030			16,741	16,741	12,826	0.6%	(8)(36)
		First Lien Term Loan	10/1/2017	13.33%	3M SOFR	9.00%		1.00	4/4/2030			68,361	68,361	52,371	1.8%	(8)(36)
		First Lien Term Loan	4/5/2022	13.33%	3M SOFR	9.00%		1.00	4/4/2030			9,158	9,158	7,016	0.2%	(8)(36)
		First Lien Term Loan	1/6/2023	13.33%	3M SOFR	9.00%		1.00	4/4/2030		16,700	18,472	18,472	14,151	0.5%	(8)(36)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	12.34%	3M SOFR	8.00%		1.00	1/26/2030			46,600	46,600	46,470	1.6%	(8)(36)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	12.34%	3M SOFR	8.00%		1.00	1/26/2030			15,312	15,312	15,271	0.5%	(8)
		Incremental First Lien Term Loan A to Spartan Energy Services, LLC	3/25/2025	12.34%	3M SOFR	8.00%		1.00	1/26/2030		1,200	—	—	—	—%	(8)(13)(36)
		Series A Preferred Units to Spartan Energy Holdings, Inc.	9/25/2020						N/A	10,000			26,193	—	—%	(14)
		Series B Redeemable Preferred Stock	10/30/2015						N/A	790			63,225	—	—%	(14)
		Common Stock	8/2/2013						N/A	102,924			86,240	—	—%	(14)
													350,302	148,105	5.2%
Credit Central Loan Company, LLC (19)	Consumer Finance	First Lien Term Loan	12/28/2012	5.75%				—	11/30/2029			92,893	92,893	53,086	1.9%	(12)
		First Lien Delayed Draw Term Loan	6/18/2026	5.75%				—	11/30/2029		9,983	1,797	1,797	1,027	—%	(12)(13)
		Class A Units	12/28/2012						N/A	14,867,312			19,331	—	—%	(12)(14)
		Preferred Class P Shares	7/1/2022						N/A	16,369,256			11,520	—	—%	(12)(14)
		Net Revenues Interest ( of Net Revenues)	1/28/2015						N/A				—	—	—%	(12)(14)
													125,541	54,113	1.9%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2026 (Unaudited) (Continued)
(in thousands, except share data)

										September 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(37)

Echelon Transportation, LLC	Trading Companies & Distributors	Membership Interest (100%)	3/31/2014						N/A				$—	$—	—%	(14)
		Preferred Units	1/31/2022						N/A	53,076,654			—	—	—%	(14)
													—	—	—%
First Tower Finance Company LLC (21)	Consumer Finance	First Lien Term Loan to First Tower, LLC	6/24/2014	16.00%			5.00%	—	11/30/2028			449,336	449,336	449,336	15.6%	(12)(36)
		First Lien Delayed Draw Term Loan to First Tower, LLC	6/30/2026	16.00%			5.00%	—	11/30/2028		42,930	20,294	20,294	20,294	0.7%	(12)(13)
		Excess Distributions Interest	9/23/2026						N/A				—	—	—%	(12)
		Class A Units	6/14/2012						N/A	95,709,910			31,146	514,270	17.9%	(12)(14)
													500,776	983,900	34.2%
Freedom Marine Solutions, LLC	Marine Transport	Membership Interest (100%)	11/9/2006						N/A				47,967	12,008	0.4%	(14)(22)
													47,967	12,008	0.4%
InterDent, Inc.	Health Care Providers & Services	First Lien Delayed Draw Term Loan B	9/30/2024	12.00%			7.00%	—	9/5/2027		42,000	41,292	41,292	32,327	1.1%	(13)(36)
		First Lien Term Loan A/B	8/1/2018	18.67%	1M SOFR	14.65%		2.00	9/5/2027			14,249	14,249	14,249	0.5%	(3)(8)
		First Lien Term Loan A	8/3/2012	9.52%	1M SOFR	5.50%		1.00	9/5/2027			95,823	95,823	95,823	3.3%	(3)(8)
		First Lien Term Loan B	8/3/2012	12.00%			7.00%	—	9/5/2027			241,873	241,873	189,363	6.6%	(36)
		Common Stock	5/3/2019						N/A	99,900			45,118	—	—%	(14)
													438,355	331,762	11.5%
Kickapoo Ranch Pet Resort	Diversified Consumer Services	First Lien Term Loan	1/11/2024	11.57%	3M SOFR	7.50%		3.00	1/10/2029			700	700	700	0.1%	(8)
		Membership Interest (100%)	8/26/2019						N/A				2,378	3,700	0.1%	(14)
													3,078	4,400	0.2%
MITY, Inc. (23)	Commercial Services & Supplies	First Lien Term Loan A	9/19/2013	12.36%	3M SOFR	8.02%		3.00	11/30/2027			57,188	57,188	57,188	1.9%	(3)(8)
		First Lien Term Loan B	6/23/2014	17.22%	3M SOFR	7.00%	5.89%	3.00	11/30/2027			8,274	8,274	8,274	0.3%	(8)(36)
		Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%				—	1/1/2028			5,193	7,200	5,213	0.2%	(12)
		Common Stock	9/19/2013						N/A	42,053			27,349	4,590	0.2%	(14)
		Series A Redeemable Preferred Stock	10/29/2025						N/A	3,439			3,439	3,439	0.1%	(14)
													103,450	78,704	2.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2026 (Unaudited) (Continued)
(in thousands, except share data)

										September 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(37)

National Property REIT Corp. (24)	Residential Real Estate Investment Trusts (REITs) / Consumer Finance / Structured Finance	First Lien Term Loan A	12/31/2018	4.00%	3M SOFR	0.25%		3.50	3/31/2030			$891,876	$891,876	$891,876	31.1%	(8)
		Residual Profit Interest	12/31/2018						N/A				—	—	—%	(14)
		Common Stock	12/31/2013						N/A	3,374,914			20,030	179,231	6.2%	(14)(40)
													911,906	1,071,107	37.3%
Nationwide Loan Company LLC (25)	Consumer Finance	First Lien Delayed Draw Term Loan A	5/15/2024	10.00%			10.00%	—	5/15/2029		7,350	6,645	6,645	6,645	0.1%	(12)(13)(36)
		First Lien Delayed Draw Term Loan B	12/23/2024	10.00%			10.00%	—	5/15/2029		8,000	4,649	4,649	4,649	0.2%	(12)(13)(36)
		Class A Units	1/31/2013						N/A	925,796,475			49,936	18,724	0.7%	(12)(14)
													61,230	30,018	1.0%
NMMB, Inc. (26)	Media	First Lien Term Loan	12/30/2019	12.83%	3M SOFR	8.50%		2.00	3/31/2027			29,723	29,723	29,723	1.0%	(3)(8)
		Common Stock	12/30/2019						N/A	21,418			—	54,484	1.9%
													29,723	84,207	2.9%
Pacific World Corporation (34)	Personal Care Products	First Lien Term Loan A	12/31/2014	8.15%	1M SOFR	4.25%	8.15%	1.00	3/26/2029			124,539	124,539	113,002	3.9%	(8)(36)
		Convertible Preferred Equity	6/15/2018						N/A	909,804			238,494	—	—%	(14)
		Common Units of PWC Investment Group, LLC	9/29/2017						N/A	6,778,414			—	—	—%	(14)
													363,033	113,002	3.9%
QC Holdings TopCo, LLC (17)	Consumer Finance	Second Lien Term Loan	6/30/2025	22.00%	3M SOFR	17.00%		5.00	7/1/2030			59,948	59,948	59,948	2.1%	(3)(8)(12)(36)
		Second Lien Delayed Draw Term Loan	9/30/2025	22.00%	3M SOFR	17.00%		5.00	7/1/2030		11,125	5,284	5,284	5,284	0.2%	(8)(12)(13)(36)
		Class A Units	6/30/2025						N/A	222,886			22,289	31,247	1.1%	(12)(14)
													87,521	96,479	3.4%
R-V Industries, Inc. (50)	Machinery	First Lien Term Loan	12/15/2020	13.33%	3M SOFR	9.00%		1.00	12/15/2028			46,322	46,322	46,322	1.7%	(3)(8)
		First Lien Term Loan	12/20/2024	7.57%	3M SOFR	3.50%		4.00	12/15/2028			10,000	10,000	10,000	0.3%	(3)(8)
		First Lien Term Loan	6/30/2026	10.57%	3M SOFR	6.50%		4.00	12/15/2028			5,000	5,000	5,000	0.2%	(3)(8)
		Common Stock	6/26/2007						N/A	745,107			6,866	38,755	1.3%
													68,188	100,077	3.5%
Strategic Chemical Solutions Corp. (f/k/a USES Corp.) (28)	Commercial Services & Supplies	First Lien Term Loan	12/30/2020	13.16%	1M SOFR	9.00%		1.00	8/15/2030			$2,000	$2,000	$761	—%	(8)
		First Lien Equipment Term Loan	8/3/2022	13.16%	1M SOFR	9.00%		1.00	8/15/2030			20,526	20,526	7,814	0.3%	(8)(36)
		First Lien Term Loan A	3/31/2014	9.00%			9.00%	—	8/15/2030			83,024	—	—	—%	(7)
		First Lien Term Loan B	3/31/2014	15.50%			15.50%	—	8/15/2030			156,602	—	—	—%	(7)
		Common Stock	6/15/2016						N/A	268,962			—	—	—%	(14)
													22,526	8,575	0.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2026 (Unaudited) (Continued)
(in thousands, except share data)

										September 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(37)

Universal Turbine Parts, LLC (32)	Aerospace & Defense	First Lien Delayed Draw Term Loan	2/28/2019	12.08%	3M SOFR	7.75%		2.50	2/29/2028		$6,965	$6,419	$6,419	$6,419	0.3%	(8)(13)
		First Lien Term Loan A	7/22/2016	10.08%	3M SOFR	5.75%		1.00	2/29/2028			29,575	29,575	29,575	1.0%	(3)(8)
		First Lien Term Loan A	1/21/2025	12.08%	3M SOFR	7.75%		2.50	2/29/2028			3,960	3,960	3,960	0.1%	(3)(8)
		First Lien Term Loan A	2/28/2025	12.08%	3M SOFR	7.75%		2.50	2/29/2028			14,763	14,763	14,763	0.5%	(3)(8)
		Preferred A Units	3/31/2021	12.75%			12.75%		10/31/2030	47,110,164			36,031	48,629	1.7%	(36)
		Preferred B Units	10/1/2025						N/A	49,553,167			4,796	24,358	0.8%	(14)
		Common Stock	12/10/2018						N/A	10,000			—	—	—%	(14)
													95,544	127,704	4.4%
Victor Technology, LLC (48)	Distributors	First Lien Term Loan	12/3/2021	11.83%	3M SOFR	7.50%		1.00	12/3/2028			10,575	10,575	10,575	0.4%	(8)
		Class P Units	2/10/2026						N/A	1,000			2,000	1,751	0.1%	(14)
		Class A Units	4/20/2026						N/A	1			—	—	—%	(14)
													12,575	12,326	0.5%
										Total Control Investments			$3,323,679	$3,360,718	116.9%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2026 (Unaudited) (Continued)
(in thousands, except share data)

										September 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Affiliate Investments (5.00% to 25.00% voting control)(38)

Nixon, Inc. (30)	Textiles, Apparel & Luxury Goods	Common Stock	5/12/2017						N/A	857			$—	$—	—%	(14)
													—	—	—%
RGIS Services, LLC	Commercial Services & Supplies	Membership Interest	6/25/2020						N/A	505,308			12,835	22,028	0.8%
													12,835	22,028	0.8%
Total Affiliate Investments													$12,835	$22,028	0.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2026 (Unaudited) (Continued)
(in thousands, except share data)

										September 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Abacus Dermatology Management, LLC	Professional Services	First Lien Revolving Line of Credit	6/30/2026	12.07%	3M SOFR	8.00%		3.50	6/30/2031		$500	$—	$—	$—	—%	(8)(13)
		First Lien Term Loan	6/30/2026	12.07%	3M SOFR	8.00%		3.50	6/30/2031			13,496	13,496	13,496	0.5%	(8)
													13,496	13,496	0.5%
Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	0.00%	Residual Interest/Current Yield			—	4/21/2031			48,515	—	—	—%	(5)(12)(15)
													—	—	—%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	0.00%	Residual Interest/Current Yield			—	4/21/2031			35,855	—	—	—%	(5)(12)(15)
													—	—	—%
Aventiv Technologies, LLC	Diversified Telecommunication Services	First Lien Term Loan	7/2/2026	10.82%	1M SOFR	7.00%		2.00	7/2/2031			61,785	61,512	61,785	2.1%	(8)
		Common Stock of SCRS Intermediate Holding Corporation	7/2/2026					—	N/A	2,786		—	29,853	26,010	0.9%	(14)(43)
		Warrants of SCRS Intermediate Holding Corporation	7/2/2026					—	7/2/2031	2,431		—	—	5,030	0.2%	(14)(43)
													91,365	92,825	3.2%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	0.00%	Residual Interest/Current Yield			—	7/20/2029			82,809	—	—	—%	(5)(12)(15)
													—	—	—%
Barracuda Parent, LLC	IT Services	Second Lien Term Loan	8/15/2022	10.82%	3M SOFR	7.00%		0.50	8/15/2030			20,000	19,705	7,571	0.3%	(8)
													19,705	7,571	0.3%
BCPE North Star US Holdco 2, Inc.	Food Products	Second Lien Term Loan	6/7/2021	11.27%	1M SOFR	7.25%		0.75	6/8/2029			69,388	69,087	69,388	2.4%	(3)(8)
													69,087	69,388	2.4%
BCPE Osprey Buyer, Inc.	Health Care Technology	First Lien Term Loan	10/18/2021	9.77%	1M SOFR	5.75%		0.75	8/23/2028			4,562	4,541	4,562	0.2%	(3)(8)
		First Lien Term Loan	10/18/2021	9.78%	3M SOFR	5.75%		0.75	8/23/2028			61,912	61,912	61,912	2.1%	(3)(8)
													66,453	66,474	2.3%
Burgess Point Purchaser Corporation	Automobile Components	Second Lien Term Loan	7/25/2022	12.92%	3M SOFR	9.00%		0.75	7/25/2030			30,000	30,000	27,760	1.0%	(3)(8)
													30,000	27,760	1.0%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan	11/12/2020	12.50%	1M SOFR	8.50%		1.00	11/12/2030			8,500	8,404	8,500	0.3%	(3)(8)
													8,404	8,500	0.3%
Collections Acquisition Company, Inc.	Financial Services	First Lien Term Loan	12/3/2019	10.57%	3M SOFR	6.50%		2.50	6/3/2028			53,908	53,908	53,908	1.9%	(3)(8)
													53,908	53,908	1.9%
Credit.com Holdings, LLC	Diversified Consumer Services	First Lien Term Loan A	9/28/2023	15.34%	3M SOFR	11.00%		1.50	9/28/2028			47,053	40,513	7,560	0.3%	(7)(8)
		First Lien Term Loan B	9/28/2023	16.34%	3M SOFR	12.00%		1.50	9/28/2028			82,389	62,114	—	—%	(7)(8)
		First Lien Term Loan C	6/3/2026	16.10%	3M SOFR	12.00%		1.50	8/27/2028			611	611	1,222	—%	(8)(36)
		Class B of PGX TopCo II LLC	9/28/2023						N/A	999			—	—	—%	(14)(43)
													103,238	8,782	0.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2026 (Unaudited) (Continued)
(in thousands, except share data)

										September 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Discovery Point Retreat, LLC (6)	Health Care Providers & Services	First Lien Term Loan	6/14/2024	12.09%	3M SOFR	7.75%		3.25	6/14/2029			$20,057	$20,057	$20,057	0.8%	(3)(8)
		First Lien Delayed Draw Term Loan	5/27/2026	12.00%			5.00%	—	6/14/2031		975	987	987	987	—%	(13)(36)(43)
		Series A Preferred Stock of Discovery MSO HoldCo LLC	6/14/2024						N/A	9,860			8,700	12,383	0.4%	(14)(43)(22)
													29,744	33,427	1.2%
DRI Holding Inc.	Commercial Services & Supplies	First Lien Term Loan	12/21/2021	9.22%	3M SOFR	5.25%		0.50	12/21/2028			32,788	32,323	32,788	1.1%	(3)(8)
		Second Lien Term Loan	12/21/2021	11.97%	3M SOFR	8.00%		0.50	12/21/2029			145,000	145,000	145,000	5.1%	(3)(8)
													177,323	177,788	6.2%
Druid City Infusion, LLC	Pharmaceuticals	First Lien Term Loan	9/30/2024	11.57%	3M SOFR	7.50%		3.00	10/4/2029			39,049	39,049	39,049	1.4%	(3)(8)
		First Lien Convertible Note to Druid City Intermediate, Inc.	9/30/2024	8.00%			2.00%	—	10/4/2033			19,728	19,729	45,824	1.6%	(3)(36)(43)
													58,778	84,873	3.0%
Emerge Intermediate, Inc. (45)	Pharmaceuticals	First Lien Term Loan	2/26/2024	10.01%	3M SOFR	6.25%		1.00	8/31/2027			57,482	57,482	56,893	2.0%	(3)(8)
													57,482	56,893	2.0%
Enseo Acquisition, Inc.	Media	First Lien Term Loan	6/2/2021	12.83%	3M SOFR	8.50%		2.00	12/31/2027			48,666	48,666	48,666	1.7%	(3)(8)
													48,666	48,666	1.7%
Eyefive, LLC (d/b/a Shipoffers)	Distributors	First Lien Term Loan	6/26/2026	11.57%	3M SOFR	7.50%		2.50	6/26/2031			51,870	45,173	45,595	1.6%	(3)(8)
		Warrants of EF Holdco, LLC	6/26/2026						6/26/2036	113			6,946	6,946	0.2%	(14)
													52,119	52,541	1.8%
First Brands Group (33)	Automobile Components	First Lien DIP Term Loan A	10/2/2025	17.75%	PRIME	11.00%	17.75%	1.00	6/29/2026			6,812	1,124	1,124	—%	(7)(42)
		First Lien DIP Term Loan B	10/2/2025	14.75%	PRIME	8.00%	14.75%	1.00	6/29/2026			19,450	—	—	—%	(7)
		First Lien Term Loan	9/19/2025	10.80%	1M SOFR	7.00%	10.80%	1.00	3/30/2027			5,622	—	—	—%	(7)(8)
		First Lien Term Loan	3/24/2021	10.80%	1M SOFR	7.00%	10.80%	1.00	3/30/2027			10,437	2,924	—	—%	(7)(8)
		Second Lien Term Loan	3/24/2021	14.30%	1M SOFR	10.50%	14.30%	1.00	3/30/2028			43,219	—	—	—%	(7)(8)
													4,048	1,124	—%
Global Tel*Link Corporation (d./b/a ViaPath Technologies)	Diversified Telecommunication Services	First Lien Term Loan	8/6/2024	11.40%	1M SOFR	7.50%		3.00	8/6/2029			108,261	105,655	108,261	3.8%	(3)(8)
													105,655	108,261	3.8%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	0.00%	Residual Interest/Current Yield			—	4/28/2030			—	—	—	—%	(5)(12)(15)
													—	—	—%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	0.00%	Residual Interest/Current Yield			—	10/18/2027			39,598	—	—	—%	(5)(12)(15)
													—	—	—%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	0.00%	Residual Interest/Current Yield			—	7/18/2031			19,025	—	—	—%	(5)(12)(15)
													—	—	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2026 (Unaudited) (Continued)
(in thousands, except share data)

										September 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Healthcare Venture Partners, LLC	Health Care Providers & Services	First Lien Term Loan	8/29/2025	12.07%	3M SOFR	8.00%		3.50	8/29/2030			$11,165	$11,165	$11,165	0.4%	(3)(8)
		First Lien Revolving Line of Credit	8/29/2025	12.07%	3M SOFR	8.00%		3.50	8/29/2030		1,000	—	—	—	—%	(8)(13)
		Series A Preferred Units of TCSPV Holdings IV, LLC	8/29/2025						N/A	2,150,000			2,150	1,634	—%	(14)(43)(22)
													13,315	12,799	0.4%
Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	Software	Second Lien Term Loan	11/14/2019	12.86%	3M SOFR		9.00%	2.00	5/19/2029			57,640	57,630	47,447	1.7%	(8)(36)
													57,630	47,447	1.7%
Imperative Worldwide, LLC	Air Freight & Logistics	First Lien Term Loan	3/11/2022	9.72%	3M SOFR	5.50%		0.75	12/30/2028			31,394	31,389	31,394	1.1%	(3)(8)
		First Lien Term Loan	9/30/2024	9.57%	3M SOFR	5.50%		0.75	12/30/2028			5,880	5,810	5,880	0.2%	(3)(8)
		Second Lien Term Loan	12/30/2021	12.72%	3M SOFR	8.50%		0.75	12/30/2029			95,000	95,000	95,000	3.3%	(3)(8)
													132,199	132,274	4.6%
iQor Holdings, Inc.	Professional Services	First Lien Term Loan	6/11/2024	11.84%	3M SOFR	7.50%		2.50	6/11/2029			43,829	43,829	43,829	1.5%	(3)(8)
		Common Stock of Bloom Parent, Inc.	6/11/2024						N/A	10,450			10,450	13,977	0.5%	(14)
													54,279	57,806	2.0%
Japs-Olson Company, LLC (31)	Commercial Services & Supplies	First Lien Term Loan	5/25/2023	10.82%	3M SOFR	6.75%		2.00	5/25/2028			51,385	51,385	49,641	1.7%	(3)(8)
													51,385	49,641	1.7%
Julie Lindsey, Inc.	Textiles, Apparel & Luxury Goods	First Lien Revolving Line of Credit	7/27/2023	10.07%	3M SOFR	6.00%		4.00	7/27/2027		2,000	—	—	—	—%	(8)(13)
		First Lien Term Loan	7/27/2023	10.07%	3M SOFR	6.00%		4.00	7/27/2028			18,448	18,448	18,448	0.6%	(3)(8)
													18,448	18,448	0.6%
K&N HoldCo, LLC	Automobile Components	Class A Common Units	2/14/2023						N/A	137,215			25,802	495	—%	(14)
													25,802	495	—%
KM2 Solutions LLC	Professional Services	First Lien Term Loan	12/17/2020	13.82%	3M SOFR	9.60%		3.00	7/16/2027			$14,434	$14,434	$14,434	0.5%	(3)(8)
													14,434	14,434	0.5%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	0.00%	Residual Interest/Current Yield			—	7/21/2031			49,934	—	—	—%	(5)(12)(15)
													—	—	—%
Lucky US BuyerCo LLC	Financial Services	First Lien Revolving Line of Credit	4/3/2023	11.46%	3M SOFR	7.50%		1.00	4/1/2029		2,775	2,664	2,664	2,664	0.1%	(8)(13)(36)
		First Lien Revolving Line of Credit Exit Fee	4/3/2023	11.45%	3M SOFR	7.50%		1.00	4/1/2029			—	—	—	—%	(8)(13)(51)
		First Lien Term Loan	4/3/2023	11.45%	3M SOFR	7.50%		1.00	4/1/2029			21,183	21,183	21,183	0.7%	(3)(8)(36)
													23,873	23,873	0.8%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2026 (Unaudited) (Continued)
(in thousands, except share data)

										September 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

MAC Discount, LLC	Distributors	Class A Senior Preferred Stock of MAC Discount Investments, LLC	5/11/2023						N/A	1,500,000			$1,500	$2,202	0.1%	(14)
													1,500	2,202	0.1%
Medical Solutions Holdings, Inc. (4)	Health Care Providers & Services	Second Lien Term Loan	11/1/2021	10.92%	3M SOFR	7.00%		0.50	11/1/2029			54,463	54,445	21,404	0.7%	(8)
													54,445	21,404	0.7%
New WPCC Parent, LLC (47)	Health Care Providers & Services	First Lien Term Loan	5/9/2025	13.40%	1M SOFR	9.50%		2.00	5/9/2030			23,204	20,385	23,204	0.8%	(3)(8)(36)
		Series A Preferred Interests	5/9/2025	13.00%			13.00%		N/A	993,485			11,165	15,438	0.5%	(36)(43)
		Class A Common Interests	5/9/2025						N/A	1,084,072			91	26,559	0.9%	(14)(43)
		Liquidating Trust of Wellpath Holdings, Inc.	5/9/2025						N/A				2,011	7,586	0.3%	(14)
													33,652	72,787	2.5%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	0.00%	Residual Interest/Current Yield			—	7/19/2030			42,064	—	—	—%	(5)(12)(15)
													—	—	—%
OneTouchPoint Corp	Commercial Services & Supplies	First Lien Term Loan	2/19/2021	12.32%	3M SOFR	8.00%		1.00	6/30/2027			22,044	22,044	22,044	0.8%	(3)(8)
													22,044	22,044	0.8%
PeopleConnect Holdings, Inc (9)	Interactive Media & Services	First Lien Term Loan	1/22/2020	12.47%	3M SOFR	8.25%		2.75	1/22/2028			80,700	80,700	80,700	2.8%	(3)(8)
													80,700	80,700	2.8%
Precisely Software Incorporated	Software	Second Lien Term Loan	4/23/2021	11.33%	3M SOFR	7.25%		0.75	4/23/2029			80,000	79,698	58,359	2.0%	(3)(8)
													79,698	58,359	2.0%
Preventics, Inc. (d/b/a Legere Pharmaceuticals)	Personal Care Products	First Lien Term Loan	11/12/2021	14.84%	3M SOFR	10.50%		1.00	11/12/2026			8,673	8,673	8,673	0.3%	(3)(8)
		First Lien Term Loan	4/30/2025	11.84%	3M SOFR	7.50%		3.00	11/12/2026			1,876	1,876	1,876	0.1%	(3)(8)
		Series A Convertible Preferred Stock of Legere Pharmaceutical Holdings, Inc.	11/12/2021						N/A	472			165	37	—%	(14)(43)
		Series C Convertible Preferred Stock of Legere Pharmaceutical Holdings, Inc.	11/12/2021						N/A	5,677			1,946	443	—%	(14)(43)
													12,660	11,029	0.4%
Recovery Solutions Parent, LLC	Health Care Providers & Services	First Lien Term Loan	1/27/2025	11.57%	3M SOFR	7.50%		2.00	1/27/2030			43,154	33,895	43,154	1.5%	(3)(8)(36)
		Membership Interest	1/27/2025						N/A	1,609,466			21,255	63,452	2.2%	(14)(43)
													55,150	106,606	3.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2026 (Unaudited) (Continued)
(in thousands, except share data)

										September 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Redstone Holdco 2 LP (20)	IT Services	First Lien Second Out Term Loan	1/21/2026	9.32%	3M SOFR	5.50%		—	12/31/2030			$6,000	$6,000	$5,854	0.2%	(8)
		First Lien Third Out Term Loan	1/21/2026	12.00%			4.00%	—	12/31/2030			12,252	12,252	10,397	0.4%	(36)
		Class A Preferred Units of Redstone Holdco 1 LP	1/21/2026						N/A	624,063			624	448	—%	(14)
		Class B Preferred Units of Redstone Holdco 1 LP	1/21/2026						N/A	1,872,188			1,872	867	—%	(14)
		Class B Common Units of Redstone Holdco 1 LP	1/21/2026						N/A	90,837			4	—	—%	(14)
													20,752	17,566	0.6%
Research Now Group, LLC and Dynata, LLC	IT Services	First Lien Junior First Out Term Loan	8/24/2026	9.50%	3M SOFR	5.50%		1.00	10/15/2031			6,316	6,316	5,100	0.2%	(8)(44)
		Common Stock of New Insight Holdings, Inc.	7/15/2024						N/A	210,781			3,329	795	—%	(14)
		Warrants (to purchase shares of Common Stock of New Insight Holdings, Inc.)	7/15/2024						7/15/2029	285,714			—	—	—%	(14)
													9,645	5,895	0.2%
Rising Tide Holdings, Inc.	Specialty Retail	First Lien Term Loan A	8/21/2026	30.00%			30.00%	—	8/21/2031			364	364	364	—%	(36)
		First Lien Term Loan B	8/21/2026	30.00%			30.00%	—	8/21/2031			1,744	1,744	1,744	0.1%	(36)(44)
		Class A Common units of West Marine TopCo, LLC	8/21/2026					—	N/A			—	6,141	6,313	0.2%	(14)
													8,249	8,421	0.3%
The RK Logistics Group, Inc.	Commercial Services & Supplies	First Lien Term Loan	3/24/2022	14.84%	3M SOFR	10.50%		1.00	12/18/2028			5,556	5,556	5,556	0.2%	(3)(8)
		First Lien Term Loan	12/19/2023	11.57%	3M SOFR	7.50%		4.00	12/18/2028			32,835	32,835	32,835	1.1%	(3)(8)
		Class A Common Units of RK Logistics Holdings Inc.	3/24/2022						N/A	263,000			263	2,656	0.1%	(14)
		Class B Common Units of RK Logistics Holdings Inc.	3/24/2022						N/A	1,435,000			2,487	14,491	0.5%	(14)(43)
		Class C Common Units of RK Logistics Holdings Inc.	6/28/2024						N/A	450,000			2,250	4,544	0.2%	(14)
													43,391	60,082	2.1%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2026 (Unaudited) (Continued)
(in thousands, except share data)

										September 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

RME Group Holding Company	Media	First Lien Term Loan A	5/4/2017	9.82%	3M SOFR	5.50%		1.00	5/6/2027			$17,232	$17,232	$17,218	0.6%	(8)
		First Lien Term Loan B	5/4/2017	15.32%	3M SOFR	11.00%		1.00	5/6/2027			19,920	19,920	18,936	0.7%	(8)
													37,152	36,154	1.3%
Rosa Mexicano	Hotels, Restaurants & Leisure	First Lien Revolving Line of Credit	3/29/2018	16.25%				—	12/31/2027		7,515	7,515	7,515	7,279	0.3%	(13)
		First Lien Term Loan	3/29/2018	11.83%	3M SOFR	7.50%		1.25	12/31/2027			23,166	23,166	21,463	0.7%	(8)
													30,681	28,742	1.0%
Safety Solutions Financing, LLC	Construction & Engineering	First Lien Term Loan	5/1/2026	10.84%	3M SOFR	6.50%		3.00	5/1/2031			19,204	19,204	19,204	0.7%	(3)(8)
		Series A Preferred Units of BFC-SDR, LLC	5/1/2026	8.00%			8.00%		N/A	1,885,714			3,300	4,713	0.2%	(14)(22)
		Series B Preferred Units of BFC-SDR, LLC	5/1/2026	8.00%			8.00%		N/A	110			110	110	(0.1)%	(36)(22)
													22,614	24,027	0.8%
ShiftKey, LLC	Health Care Technology	First Lien Term Loan	6/21/2022	10.59%	3M SOFR	5.75%	0.50%	1.00	6/21/2027			59,574	59,492	57,271	2.0%	(3)(8)(36)
													59,492	57,271	2.0%
Shoes West, LLC (d/b/a Taos Footwear) (27)	Textiles, Apparel & Luxury Goods	First Lien Term Loan A	1/23/2025	11.34%	3M SOFR	7.00%		3.00	1/23/2030			37,773	37,773	37,773	1.3%	(3)(8)(43)
		First Lien Convertible Term Loan B	1/23/2025	11.00%			2.00%	—	1/23/2030			9,704	9,704	18,104	0.6%	(3)(36)(43)
		Class A Preferred Units of Taos Footwear Holdings, LLC	1/23/2025	8.00%			8.00%		2/28/2030	16,753			19,472	50,842	1.8%	(36)
													66,949	106,719	3.7%
Silver Hill Mineral Lease	Energy Equipment & Services	Revenue Interest	5/13/2025						N/A				—	—	—%	(11)(14)
													—	—	—%
Spectrum Vision Holdings, LLC	Health Care Providers & Services	First Lien Term Loan	5/2/2023	10.58%	3M SOFR	6.50%		1.00	11/17/2026			28,952	28,952	28,952	1.0%	(3)(8)
													28,952	28,952	1.0%
STG Topco, LLC	Air Freight & Logistics	First Lien Term Loan	7/8/2026	10.97%	3M SOFR	6.75%	0.00%	1.50	7/8/2031			7,531	7,938	7,531	0.2%	(8)(36)
		Class A Common of STG Parent Topco, LLC	7/8/2026						N/A				29,381	28,406	1.0%	(14)
													37,319	35,937	1.2%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interest	12/4/2006						N/A				$—	$—	—%	(11)
													—	—	—%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	11/17/2022	8.00%				—	8/29/2028			28,761	28,390	26,558	0.9%
		First Lien Term Loan	1/26/2018	8.00%			5.00%	—	8/29/2028			42,136	42,136	43,147	1.5%	(36)
		First Lien Term Loan	1/26/2018	8.00%				—	8/29/2028			164,931	164,931	168,889	5.9%
		Class B of Town & Country TopCo LLC (Non-voting units)	11/17/2022						N/A	999			72,882	—	—%	(14)(43)
													308,339	238,594	8.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2026 (Unaudited) (Continued)
(in thousands, except share data)

										September 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	14.00%	3M SOFR	9.00%		5.00	5/31/2027			$13,463	$13,463	$13,463	0.5%	(3)(8)
													13,463	13,463	0.5%
United Sporting Companies, Inc. (16)	Distributors	Second Lien Term Loan	9/28/2012	13.00%	1M LIBOR	11.00%	2.00%	—	11/16/2019			176,284	670	670	—%	(7)
													670	670	—%
Upstream Holdco, Inc.	Health Care Providers & Services	Second Lien Term Loan	11/20/2019	13.58%	3M SOFR	9.50%	13.58%	—	5/20/2030			24,300	24,258	20,272	0.7%	(8)(36)
		Second Lien Term Loan	12/18/2025	12.98%	3M SOFR	9.00%	12.98%	—	5/20/2030			7,460	7,460	7,460	0.3%	(8)(36)
													31,718	27,732	1.0%
USG Intermediate, LLC	Leisure Products	First Lien Term Loan B	4/15/2015	15.75%	1M SOFR	11.75%		1.00	2/9/2029			69,938	69,938	69,938	2.4%	(3)(8)
		Equity	4/15/2015						N/A				1	—	—%	(14)
													69,939	69,938	2.4%
Valley Electric Company, Inc. (29)	Construction & Engineering	Escrow Receivable	7/1/2026					—	N/A			—	—	36,056	1.2%	(14)
		Earn-Out Receivable	7/1/2026					—	N/A			—	—	16,399	0.6%	(14)
													—	52,455	1.8%
Verify Diagnostics LLC	Health Care Providers & Services	First Lien Term Loan	5/15/2025	14.30%	3M SOFR	10.23%		3.50	5/15/2030			36,603	36,603	36,603	1.3%	(3)(8)(44)
		Class A Preferred Units of Verify Diagnostic Holdings LLC	5/15/2025						N/A	9,250,000			9,250	19,154	0.7%	(14)
													45,853	55,757	2.0%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	0.00%	Residual Interest/Current Yield			—	10/15/2030			40,613	—	—	—%	(5)(12)(15)
													—	—	—%
WatchGuard Technologies, Inc.	IT Services	First Lien Term Loan	8/17/2022	9.15%	1M SOFR	5.25%		0.75	6/30/2029			33,600	33,600	33,600	1.2%	(3)(8)
													33,600	33,600	1.2%
Wellful Inc.	Food Products	Second Out First Lien Term Loan	11/27/2024	10.59%	3M SOFR	6.25%		1.00	10/19/2030			18,342	18,342	15,132	0.5%	(8)(36)(44)
													18,342	15,132	0.5%
Total Non-Control/Non-Affiliate Investments													$2,607,805	$2,561,732	89.1%

Total Portfolio Investments													$5,944,319	$5,944,478	206.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2026 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of September 30, 2026 (Unaudited)

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
(3)Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair value of the investments held by PCF as of September 30, 2026 was $1,984,114, representing 33.4% of our total investments.
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
(8)Certain variable rate securities in our portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. The 1-Month Secured Overnight Financing Rate or “1M SOFR”, was 3.91% as of September 30, 2026. The 3-Month Secured Overnight Financing Rate or “3M SOFR”, was 4.08% as of September 30, 2026. The PRIME Rate or “PRIME” was 6.75% as of September 30, 2026. The impact of a Secured Overnight Financing Rate (“SOFR”) credit spread adjustment, if applicable, is included within the stated all-in interest rate.
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
(12)Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets as calculated in accordance with regulatory requirements. As of September 30, 2026, our qualifying assets, as a percentage of total assets, stood at 80.52%. We monitor the status of these assets on an ongoing basis.
(13)Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 3.00%. As of September 30, 2026, $57,612 of undrawn revolver and delayed draw term loan commitments to our portfolio companies, of which $51,717 are considered at the Company’s sole discretion.
(14)Represents non-income producing security that has not paid a dividend or other income in the year preceding the reporting date.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2026 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of September 30, 2026 (Unaudited) (Continued)
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
(17)As of September 30, 2026, Prospect owns a 95.4% equity interest in QC Holdings TopCo, LLC (“QC Holdings”), representing a controlling beneficial interest in QC Holdings per the 1940 Act. QC Holdings specializes in consumer-focused alternative financial services and credit solutions.
(18)CP Holdings of Delaware LLC (“CP Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of CP Energy Services Inc. (“CP Energy”) as of September 30, 2026. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $61,912 in first lien term loans (the “Spartan Term Loans”) due to us as of September 30, 2026. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. In September 2020, we made a new $26,193 Series A preferred stock investment in Spartan Energy Holdings, Inc., which equates to 100% of the Series A non-voting redeemable preferred stock outstanding.
(19)Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of September 30, 2026. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company.
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
(23)MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 100% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc. (“MITY-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. Our subordinated unsecured note issued and outstanding to Broda Canada is denominated in Canadian Dollars (“CAD”). As of September 30, 2026, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, U.S. Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder.
(24)NPH Property Holdings, LLC (“NPH”), a consolidated entity in which we own 100% of the membership interests, owns 100% of the common equity of National Property REIT Corp. (“NPRC”) (f/k/a National Property Holdings Corp.), a property
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2026 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of September 30, 2026 (Unaudited) (Continued)
REIT which holds investments in several real estate properties. We report NPRC as a separate controlled company. See Note 3 for further discussion of the investments held by NPRC. The investments in the TLA are subject to a maximum SOFR of 3.75%.
(25)Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 94.22% of Nationwide Loan Company LLC, the operating company, as of September 30, 2026. We report Nationwide Loan Company LLC as a separate controlled company. Prospect has a first priority security interest in the assets of Nationwide.
(26)NMMB Holdings, Inc. (“NMMB Holdings”), a consolidated entity in which we own 100% of the equity, owns 92.77% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of September 30, 2026. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.
(27)Shoes West, LLC and Shoes West Distribution, LLC are joint borrowers on the First Lien Term Loan A and First Lien Convertible Term Loan B.
(28)Prospect owns 99.96% of the equity of Strategic Chemical Solutions Corp. (effective October 21, 2025 f/k/a USES Corp.) as of September 30, 2026.
(29)On July 1, 2026, we sold our 94.99% equity interest in Valley Electric Company, Inc. In connection with the sale, we received cash proceeds, our pro rata share of the purchase price held in escrow and the right to a contingent earn-out payment. The investments listed reflect the fair value of the escrow receivable and the earn-out as of September 30, 2026.
(30)As of September 30, 2026, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC, the parent company of Nixon, Inc.
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
(33)First Brands is progressing towards an exit from bankruptcy via a Chapter 7 plan. Given case complexities, the lenders have executed a forbearance into a Forbearance Agreement (approved by the Bankruptcy Court via Stipulation and Agreed Order originally entered July 29, 2026 and extended on October 18, 2026) instead of a maturity extension.
(34)Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.99% ownership interest of Pacific World as of September 30, 2026. As a result, Prospect’s investment in Pacific World is classified as a control investment.
(35)The following shows the composition of our investment portfolio at amortized cost by control designation, investment type and by industry as of September 30, 2026:
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2026 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of September 30, 2026 (Unaudited) (Continued)
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2026 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of September 30, 2026 (Unaudited) (Continued)

Industry	1st Lien	2nd Lien	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$54,717	$—	$—	$—	$40,827	$95,544
Commercial Services & Supplies	87,988	—	—	7,200	30,788	125,976
Consumer Finance	575,614	65,232	—	—	134,222	775,068
Distributors	10,575	—	—	—	2,000	12,575
Diversified Consumer Services	700	—	—	—	2,378	3,078
Energy Equipment & Services	174,644	—	—	—	175,658	350,302
Residential Real Estate Investment Trusts (REITs)	891,876	—	—	—	20,030	911,906
Health Care Providers & Services	393,237	—	—	—	45,118	438,355
Household Durables	98,564	—	—	—	3,400	101,964
Machinery	61,322	—	—	—	6,866	68,188
Marine Transport	—	—	—	—	47,967	47,967
Media	29,723	—	—	—	—	29,723
Personal Care Products	124,539	—	—	—	238,494	363,033
Trading Companies & Distributors	—	—	—	—	—	—
Structured Finance(A)	—	—	—	—	—	—
Total Control Investments	$2,503,499	$65,232	$—	$7,200	$747,748	$3,323,679
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$12,835	$12,835
Textiles, Apparel & Luxury Goods	—	—	—	—	—	—
Total Affiliate Investments	$—	$—	$—	$—	$12,835	$12,835
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$45,137	$95,000	$—	$—	$29,381	$169,518
Automobile Components	4,048	30,000	—	—	25,802	59,850
Commercial Services & Supplies	144,143	153,404	—	—	5,000	302,547
Construction & Engineering	19,204	—	—	—	3,410	22,614
Distributors	280,630	670	—	—	81,328	362,628
Diversified Consumer Services	103,238	—	—	—	—	103,238
Diversified Telecommunication Services	167,167	—	—	—	29,853	197,020
Financial Services	77,781	—	—	—	—	77,781
Food Products	18,342	69,087	—	—	—	87,429
Health Care Providers & Services	152,044	86,163	—	—	54,622	292,829
Health Care Technology	125,945	—	—	—	—	125,945
Hotels, Restaurants & Leisure	30,681	—	—	—	—	30,681
Interactive Media & Services	80,700	—	—	—	—	80,700
IT Services	51,852	19,705	—	—	2,500	74,057
Leisure Products	69,938	—	—	—	1	69,939
Machinery	13,463	—	—	—	—	13,463
Media	85,818	—	—	—	—	85,818
Personal Care Products	10,549	—	—	—	2,111	12,660
Pharmaceuticals	116,260	—	—	—	—	116,260
Professional Services	78,075	—	—	—	13,779	91,854
Software	—	137,328	—	—	—	137,328
Specialty Retail	2,108	—	—	—	6,141	8,249
Textiles, Apparel & Luxury Goods	65,925	—	—	—	19,472	85,397
Structured Finance(A)	—	—	—	—	—	—
Total Non-Control/Non-Affiliate	$1,743,048	$591,357	$—	$—	$273,400	$2,607,805
Total Portfolio Investment Cost	$4,246,547	$656,589	$—	$7,200	$1,033,983	$5,944,319
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2026 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of September 30, 2026 (Unaudited) (Continued)
The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of September 30, 2026:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Control Investments
Aerospace & Defense	$54,717	$—	$—	$—	$72,987	$127,704	4.4%
Commercial Services & Supplies	74,037	—	—	5,213	8,029	87,279	3.0%
Construction & Engineering	—	—	—	—	—	—	—%
Consumer Finance	535,037	65,232	—	—	564,241	1,164,510	40.5%
Distributors	10,575	—	—	—	1,751	12,326	0.5%
Diversified Consumer Services	700	—	—	—	3,700	4,400	0.2%
Energy Equipment & Services	148,105	—	—	—	—	148,105	5.2%
Residential Real Estate Investment Trusts (REITs)	891,876	—	—	—	179,231	1,071,107	37.3%
Health Care Providers & Services	331,762	—	—	—	—	331,762	11.5%
Household Durables	98,564	—	—	—	5,667	104,231	3.6%
Machinery	61,322	—	—	—	38,755	100,077	3.5%
Marine Transport	—	—	—	—	12,008	12,008	0.4%
Media	29,723	—	—	—	54,484	84,207	2.9%
Personal Care Products	113,002	—	—	—	—	113,002	3.9%
Trading Companies & Distributors	—	—	—	—	—	—	—%
Structured Finance(A)	—	—	—	—	—	—	—%
Total Control Investments	$2,349,420	$65,232	$—	$5,213	$940,853	$3,360,718	116.9%
Fair Value % of Net Assets	81.7%	2.3%	—%	0.2%	32.7%	116.9%
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$22,028	$22,028	0.8%
Textiles, Apparel & Luxury Goods	—	—	—	—	—	—	—%
Total Affiliate Investments	$—	$—	$—	$—	$22,028	$22,028	0.8%
Fair Value % of Net Assets	—%	—%	—%	—%	0.8%	0.8%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$44,805	$95,000	$—	$—	$28,406	$168,211	5.8%
Automobile Components	1,124	27,760	—	—	495	29,379	1.0%
Commercial Services & Supplies	142,864	153,500	—	—	21,691	318,055	11.1%
Construction & Engineering	19,204	—	—	—	57,278	76,482	2.6%
Distributors	284,189	670	—	—	9,148	294,007	10.2%
Diversified Consumer Services	8,782	—	—	—	—	8,782	0.3%
Diversified Telecommunication Services	170,046	—	—	—	31,040	201,086	7.0%
Financial Services	77,781	—	—	—	—	77,781	2.7%
Food Products	15,132	69,388	—	—	—	84,520	2.9%
Health Care Providers & Services	164,122	49,136	—	—	146,206	359,464	12.5%
Health Care Technology	123,745	—	—	—	—	123,745	4.3%
Hotels, Restaurants & Leisure	28,742	—	—	—	—	28,742	1.0%
Interactive Media & Services	80,700	—	—	—	—	80,700	2.8%
IT Services	49,851	7,571	—	—	1,315	58,737	2.1%
Leisure Products	69,938	—	—	—	—	69,938	2.4%
Machinery	13,463	—	—	—	—	13,463	0.5%
Media	84,820	—	—	—	—	84,820	3.0%
Personal Care Products	10,549	—	—	—	480	11,029	0.4%
Pharmaceuticals	141,766	—	—	—	—	141,766	5.0%
Professional Services	76,859	—	—	—	14,772	91,631	3.2%
Software	—	105,806	—	—	—	105,806	3.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2026 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of September 30, 2026 (Unaudited) (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Specialty Retail	2,108	—	—	—	6,313	8,421	0.3%
Textiles, Apparel & Luxury Goods	74,325	—	—	—	50,842	125,167	4.3%
Structured Finance (A)	—	—	—	—	—	—	—%
Total Non-Control/Non-Affiliate	$1,684,915	$508,831	$—	$—	$367,986	$2,561,732	89.1%
Fair Value % of Net Assets	58.6%	17.7%	—%	—%	12.8%	89.1%
Total Portfolio	$4,034,335	$574,063	$—	$5,213	$1,330,867	$5,944,478	206.8%
Fair Value % of Net Assets	140.3%	20.0%	—%	0.2%	46.3%	206.8%
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2026 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of September 30, 2026 (Unaudited) (Continued)

(36)The interest rate on the below list of investments, which excludes those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of September 30, 2026:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Belnick, LLC (d/b/a The Ubique Group) - First Lien Term Loan	9.02%	3.55%	12.57%	(B)
CP Energy Services Inc. - First Lien Term Loan	11.52%	1.82%	13.34%
CP Energy Services Inc. - First Lien Term Loan	13.33%	—%	13.33%
CP Energy Services Inc. - First Lien Term Loan	—%	13.33%	13.33%
CP Energy Services Inc. - First Lien Term Loan	—%	13.33%	13.33%
CP Energy Services Inc. - First Lien Term Loan A to Spartan Energy Services, LLC	3.16%	9.18%	12.34%	(B)
CP Energy Services Inc. - Incremental First Lien Term Loan A to Spartan Energy Services, LLC	—%	12.34%	12.34%	(B)
Credit.com Holdings, LLC - First Lien Term Loan C	16.10%	—%	16.10%
Discovery Point Retreat, LLC - First Lien Delayed Draw Term Loan	5.00%	—%	5.00%
Druid City Infusion, LLC - First Lien Convertible Note to Druid City Intermediate, Inc.	2.00%	—%	2.00%
First Tower Finance Company LLC - First Lien Term Loan	—%	16.00%	16.00%	(C)
First Tower Finance Company LLC - First Lien Delayed Draw Term Loan	—%	16.00%	16.00%	(C)
Help/Systems Holdings, Inc. (d/b/a Forta, LLC) - Second Lien Term Loan	9.00%	—%	9.00%
InterDent, Inc. - First Lien Term Loan B	7.00%	—%	7.00%
InterDent, Inc. - First Lien Delayed Draw Term Loan B	7.00%	—%	7.00%
Lucky US BuyerCo LLC - First Lien Revolving Line of Credit	—%	2.00%	2.00%
Lucky US BuyerCo LLC - First Lien Term Loan	—%	2.00%	2.00%
MITY, Inc. - First Lien Term Loan B	—%	10.00%	10.00%
Nationwide Loan Company LLC - First Lien Delayed Draw Term Loan A	10.00%	—%	10.00%	(D)
Nationwide Loan Company LLC - First Lien Delayed Draw Term Loan B	10.00%	—%	10.00%	(D)
New WPCC Parent, LLC - First Lien Term Loan	—%	8.00%	8.00%
New WPCC Parent, LLC - Series A Preferred Interests	13.00%	—%	13.00%
Pacific World Corporation - First Lien Term Loan A	6.83%	1.32%	8..15%
QC Holdings TopCo, LLC - Second Lien Term Loan	—%	14.00%	14.00%	(E)
QC Holdings TopCo, LLC - Second Lien Delayed Draw Term Loan	—%	14.00%	14.00%	(E)
Recovery Solutions Parent, LLC - First Lien Term Loan	—%	5.00%	5.00%
Redstone Holdco 2 LP - First Lien Third Out Term Loan	12.00%	—%	12.00%
Rising Tide Holdings, Inc. - First Lien Term Loan A	30.00%	—%	30.00%	(F)
Rising Tide Holdings, Inc. - First Lien Term Loan B	30.00%	—%	30.00%	(F)
Safety Solutions Financing, LLC - Series B Preferred Units of BFC-SDR, LLC	8.00%	—%	8.00%
ShiftKey, LLC - First Lien Term Loan	0.50%	—%	0.50%
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Convertible Term Loan B	2.00%	—%	2.00%
Shoes West, LLC (d/b/a Taos Footwear) - Class A Preferred Units of Taos Footwear Holdings, LLC	8.00%	—%	8.00%
STG Distribution, LLC - First Lien Term Loan	10.97%	—%	10.97%
Strategic Chemical Solutions Corp. (f/k/a USES Corp.) - First Lien Equipment Term Loan	11.14%	2.02%	13.16%	(G)
Town & Country Holdings, Inc. - First Lien Term Loan	—%	5.00%	5.00%	(H)
Universal Turbine Parts, LLC - Preferred A Units	12.75%	—%	12.75%
Upstream Holdco, Inc. - Second Lien Term Loan	13.58%	—%	13.58%
Upstream Holdco, Inc. - Second Lien Term Loan	12.98%	—%	12.98%
Victor Technology, LLC - First Lien Term Loan	—%	11.83%	11.83%	(I)
Wellful Inc. - Second Out First Lien Term Loan	—%	10.59%	10.59%

(A) On May 13, 2025, the Belnick, LLC First Lien Term Loan was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 12.57%.
(B) On August 22, 2022, the Spartan Energy Services, LLC Twenty-Fifth Amendment to Amended and Restated Senior Secured Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 12.34%.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2026 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of September 30, 2026 (Unaudited) (Continued)
(C) On December 30, 2025, the First Tower Finance Company LLC Amendment No. 16 was amended to reduce the PIK rate to 5.00% and allow the interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 16.00%.
(D) The Nationwide Loan Company LLC Delayed Draw Term Loan agreement allows for a portion of interest accruing in cash to be payable in kind.
(E) The Amended QC Holdings TopCo, LLC Senior Secured Term Loan Agreement dated September 30, 2025, allows for a portion of interest accruing in cash to be payable in kind.
(F) The Rising Tide Holdings, Inc. Amended and Restated ABL Credit Agreement allows for all or a portion of interest to be payable in kind.
(G) On March 28, 2023, the Strategic Chemical Solutions Corp. (f/k/a USES Corp.) First Lien Equipment Term loan was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 13.16%.
(H) Town & Country Holdings, Inc. - First Lien Term Loan pays interest semi-annually. At September 30, 2026 no payment was due.
(I) On May 1, 2026, the Victor Technology, LLC First Lien Term Loan was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 11.83%.

(37)As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the three months ended September 30, 2026 with these controlled investments were as follows:

Controlled Companies	Fair Value at June 30, 2026	Gross Additions (Cost)(A)	Gross Reductions (Cost) (B)	Net unrealized gains (losses)	Fair Value at September 30, 2026		Interest income	Dividend income	Other income	Net realized gains (losses)
Belnick, LLC	$108,565	$2,207	$—	$(6,541)	$104,231		$3,079	$—	$13	$—
CP Energy Services Inc.	82,823	4,693	—	(1,152)	86,364		3,596	—	—	—
CP Energy - Spartan Energy Services, LLC	58,456	483	—	2,802	61,741		1,884	—	—	—
Credit Central Loan Company, LLC	56,537	1,398	—	(3,822)	54,113		1,371	—	—	—
Echelon Transportation, LLC	—	—	—	—	—		—	—	—	—
First Tower Finance Company LLC	960,778	9,366	—	13,756	983,900		18,824	—	3,079	—
Freedom Marine Solutions, LLC	12,077	—	—	(69)	12,008		—	—	—	—
InterDent, Inc.	340,451	8,414	—	(17,103)	331,762		11,379	—	—	—
Kickapoo Ranch Pet Resort	3,828	—	—	572	4,400		20	—	—	—
MITY, Inc.	82,436	2,015	—	(5,747)	78,704		2,321	—	50	6
National Property REIT Corp.	1,081,596	15,017	—	(25,506)	1,071,107		8,998	—	—	—
Nationwide Loan Company LLC	31,732	282	—	(1,996)	30,018		281	—	—	—
NMMB, Inc.	79,804	—	—	4,403	84,207		949	1,351	—	(1,351)
Pacific World Corporation	112,412	2,094	—	(1,504)	113,002		2,499	—	—	—
QC Holdings TopCo, LLC	100,106	3,430	—	(7,057)	96,479		3,482	—	—	—
R-V Industries, Inc.	98,475	—	—	1,602	100,077		1,828	—	—	—
Strategic Chemical Solutions Corp.	9,375	564	—	(1,364)	8,575		733	—	—	—
Universal Turbine Parts, LLC	124,259	2,148	(63)	1,360	127,704		1,493	2,148	—	—
Valley Electric Company, Inc.	293,854	—	(95,912)	(197,942)	—		2,515	(1,083)	9,840	132,904
Victor Technology, LLC (C)	6,710	—	(75)	5,691	12,326	(C)	313	—	6	—
Total	$3,644,274	$52,111	$(96,050)	$(239,617)	$3,360,718		$65,565	$2,416	$12,988	$131,559
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2026 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of September 30, 2026 (Unaudited) (Continued)
(38)As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the three months ended September 30, 2026 with these affiliated investments were as follows:

Affiliated Companies	Fair Value at June 30, 2026	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at September 30, 2026	Interest income	Dividend income	Other income	Net realized gains (losses)
Nixon, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
RGIS Services, LLC	30,447	—	—	(8,419)	22,028	—	—	—	—
Total	$30,447	$—	$—	$(8,419)	$22,028	$—	$—	$—	$—
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2026 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of September 30, 2026 (Unaudited) (Continued)

(39)Acquisition date represents the date of PSEC’s initial investment. Follow-on acquisitions have occurred on the following dates to arrive at PSEC’s current investment as of September 30, 2026 (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments) (see endnote 40 for NPRC equity follow-on acquisitions):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Apidos CLO XV	Subordinated Structured Note	3/29/2018	$6,480
Apidos CLO XXII	Subordinated Structured Note	2/24/2020	1,912
Barings CLO 2018-III	Subordinated Structured Note	5/18/2018	9,255
BCPE North Star US Holdco 2, Inc.	Second Lien Term Loan	12/30/2021, 10/28/2022	70,133
BCPE Osprey Buyer, Inc.	First Lien Delayed Draw Term Loan	9/26/2023	4,639
Belnick, LLC	First Lien Term Loan	6/27/2022, 12/1/2023	18,000
Collections Acquisition Company, Inc.	First Lien Term Loan	1/13/2022, 3/14/2024, 10/30/2025	25,850
CP Energy Services Inc.	First Lien Term Loan	8/31/2023	2,900
CP Energy Services Inc.	First Lien Delayed Draw Term Loan	3/25/2025, 6/24/2025, 9/25/2025, 3/30/2026, 6/24/2026, 9/21/2026	12,500
CP Energy Services Inc.	First Lien Term Loan A to Spartan Energy Services, LLC	4/9/2021, 1/10/2022, 2/10/2023, 6/7/2024, 11/13/2024, 1/9/2025, 3/25/2025, 6/24/2025, 9/25/2025, 12/17/2025, 2/25/2026, 6/24/2026	32,181
CP Energy Services Inc.	Common Stock	10/11/2013, 12/26/2013, 4/6/2018, 12/31/2019	69,586
Credit Central Loan Company, LLC	Class A Units	12/28/2012, 3/28/2014, 6/26/2014, 9/28/2016, 8/21/2019	11,975
Credit Central Loan Company, LLC	First Lien Term Loan	6/26/2014, 9/28/2016, 12/16/2022, 1/27/2023, 9/30/2025	48,310
Credit Central Loan Company, LLC	First Lien Delayed Draw Term Loan	9/28/2026	1,398
Credit Central Loan Company, LLC	Preferred Class P Shares	1/27/2023	1,540
Discovery Point Retreat, LLC	First Lien Term Loan	5/9/2025	3,700
Discovery Point Retreat, LLC	First Lien Delayed Draw Term Loan	7/6/2026	683
Discovery Point Retreat, LLC	Series A Preferred Stock	2/18/2026	750
DRI Holding, Inc.	First Lien Term Loan	4/26/2022, 7/21/2022	12,999
DRI Holding, Inc.	Second Lien Term Loan	5/18/2022	10,000
Druid City Infusion, LLC	First Lien Term Loan	3/6/2026	6,364
Echelon Transportation, LLC	Membership Interest	3/31/2014, 9/30/2014, 12/9/2016	22,488
Emerge Intermediate, Inc.	First Lien Term Loan	6/14/2024	1,467
First Tower Finance Company LLC	First Lien Delayed Draw Term Loan to First Tower, LLC	9/29/2026	9,367
First Tower Finance Company LLC	Class A Units	12/30/2013, 6/24/2014, 12/15/2015, 11/21/2016, 3/9/2018	39,885
First Tower Finance Company LLC	First Lien Term Loan to First Tower, LLC	12/15/2015, 3/9/2018, 3/24/2022, 5/30/2025, 6/27/2025	60,548
Freedom Marine Solutions, LLC	Membership Interest	10/1/2009, 12/22/2009, 1/13/2010, 3/30/2010, 5/13/2010, 2/14/2011, 4/28/2011, 7/7/2011, 10/20/2011, 10/30/2015, 1/7/2016, 4/11/2016, 8/11/2016, 1/30/2017, 4/20/2017, 6/13/2017, 8/30/2017, 1/17/2018, 2/15/2018, 5/8/2018, 10/31/2018, 5/14/2021, 4/18/2022, 2/15/2023, 7/2/2024, 8/12/2025, 2/18/2026	43,943
Help/Systems Holdings, Inc.	Second Lien Term Loan	5/11/2021, 10/14/2021	54,649
Imperative Worldwide, LLC (f/k/a MAGNATE WORLDWIDE, LLC)	First Lien Term Loan	10/26/2022, 6/1/2023, 9/30/2024	8,190
Interdent, Inc.	First Lien Term Loan A	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014, 7/14/2021, 3/28/2022	93,903
Interdent, Inc.	First Lien Term Loan B	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
Interdent, Inc.	First Lien Delayed Draw Term Loan B	12/20/2024, 3/24/2025, 5/27/2025, 6/23/2025, 9/25/2025, 12/23/2025, 3/26/2026, 6/25/2026, 9/25/2026	35,500
K&N HoldCo, LLC	Class A Common Units	7/31/2024	105
Kickapoo Ranch Pet Resort	Membership Interest	10/21/2019, 12/4/2019	28
LCM XIV Ltd.	Subordinated Structured Note	9/25/2015, 5/18/2018	9,422
Lucky US BuyerCo LLC	First Lien Revolving Line of Credit	3/21/2024, 6/24/2024, 3/31/2025, 7/15/2025, 12/11/2025, 9/28/2026	2,638
MITY, Inc.	Common Stock	6/23/2014	7,200
MITY, Inc.	First Lien Term Loan A	1/17/2017, 3/23/2021, 2/14/2024, 3/15/2024, 5/15/2024, 9/16/2024, 12/3/2024, 4/4/2025, 10/29/2025, 1/26/2026, 3/20/2026	25,764
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2026 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of September 30, 2026 (Unaudited) (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
MITY, Inc.	First Lien Term Loan B	1/17/2017, 6/3/2019	11,000
MITY, Inc.	Series A Redeemable Preferred Stock	1/26/2026, 3/20/2026, 7/30/2026	2,735
Nationwide Loan Company LLC	Class A Units	3/28/2014, 6/18/2014, 9/30/2014, 6/29/2015, 3/31/2016, 8/31/2016, 5/31/2017, 10/31/2017	20,469
Nationwide Loan Company LLC	First Lien Delayed Draw Term Loan A	6/26/2024	2,250
Nationwide Loan Company LLC	First Lien Delayed Draw Term Loan B	3/6/2025	3,000
National Property REIT Corp.	First Lien Term Loan A	4/3/2020, 5/15/2020, 6/10/2020, 7/29/2020, 8/14/2020, 9/15/2020,10/15/2020, 10/30/2020, 11/10/2020, 11/13/2020, 11/19/2020, 12/11/2020, 1/27/2021, 2/25/2021, 3/11/2021, 5/14/2021, 6/14/2021, 6/25/2021, 8/16/2021, 11/15/2021, 11/26/2021, 12/1/2021, 12/28/2021, 1/14/2022, 2/15/2022, 3/17/2022, 3/28/2022, 4/1/2022, 4/7/2022, 5/24/2022, 6/6/2022, 7/5/2022, 8/31/2022, 10/6/2022, 1/10/2023, 2/28/2023, 4/4/2023, 4/6/2023, 4/28/2023, 6/9/2023, 6/14/2023, 7/5/2023, 7/14/2023, 8/31/2023, 9/29/2023, 10/4/2023, 10/20/2023, 11/30/2023, 1/3/2024, 1/18/2024, 2/29/2024, 3/8/2024, 4/2/2024, 5/31/2024, 7/8/2024, 8/30/2024, 10/10/2024, 12/02/2024, 1/6/2025, 1/8/2025, 3/20/2025, 4/3/2025, 5/15/2025, 7/3/2025, 8/18/2025, 3/11/2026, 5/7/2026, 5/18/2026, 7/6/2026, 8/17/2026	996,049
New WPCC Parent, LLC	First Lien Term Loan	7/8/2025, 7/9/2025, 9/26/2025, 1/15/2026, 5/29/2026	12,158
New WPCC Parent, LLC	Series A Preferred Interests	9/4/2025, 9/11/2025, 9/12/2025, 11/14/2025, 12/17/2025, 2/6/2026, 2/11/2026	1,123
NEW WPCC PARENT, LLC.	Class A Common Interests	11/14/2025, 12/17/2025, 2/6/2026, 2/11/2026, 2/20/2026, 8/11/2026	68
NMMB, Inc.	First Lien Term Loan	12/30/2019, 3/28/2022	40,100
Octagon Investment Partners XV, Ltd.	Subordinated Structured Note	4/27/2015, 8/3/2015, 6/27/2017	10,516
Pacific World Corporation	Convertible Preferred Equity	4/3/2019, 4/29/2019, 6/3/2019, 10/4/2019, 11/12/2019, 12/20/2019, 1/7/2020, 3/5/2020, 12/30/2021, 1/26/2024, 7/31/2025, 8/15/2025, 9/12/2025, 12/19/2025, 3/26/2026, 4/10/2026	71,800
Pacific World Corporation	First Lien Term Loan A	12/22/2022, 11/25/2024, 3/7/2025	19,900
PeopleConnect Holdings, LLC	First Lien Term Loan	10/21/2021, 2/9/2026	116,229
(Precisely) Vision Solutions, Inc.	Second Lien Term Loan	5/28/2021, 6/24/2021, 6/3/2022	59,333
Preventics, Inc.	First Lien Term Loan 2	4/30/2025	1,900
Preventics, Inc.	Preferred Units	4/30/2025	38
Preventics, Inc.	Preferred Units	4/30/2025	527
QC Holdings TopCo, LLC	Second Lien Delayed Draw Term Loan	1/5/2026, 4/1/2026, 6/26/2026, 9/25/2026	8,529
Recovery Solutions Parent, LLC	First Lien Term Loan	6/27/2025, 7/8/2025, 1/15/2026, 1/21/2026	12,554
Recovery Solutions Parent, LLC	Common Stock	5/30/2025, 9/4/2025, 9/5/2025, 9/11/2025, 9/15/2025, 9/25/2025, 11/21/2025, 2/18/2026	3,473
RGIS Services, LLC	Membership Interest	5/28/2024, 12/12/2025	2,532
RME Group Holdings Company	First Lien Term Loan B	12/29/2025	2,000
Rosa Mexicano	First Lien Revolving Line of Credit	3/27/2020, 10/13/2023, 2/7/2024, 5/17/2024, 8/12/2025, 11/3/2025, 4/1/2026	7,750
R-V Industries, Inc.	First Lien Term Loan	3/4/2022, 9/25/2023, 11/24/2025	17,700
R-V Industries, Inc.	Common Stock	12/27/2016	1,854
Shiftkey, LLC	First Lien Term Loan	8/26/2022, 9/14/2022, 9/23/2022	39,450
The RK Logistics Group, Inc.	Class B Common Units	12/19/2023	1,250
The RK Logistics Group, Inc.	First Lien Term Loan	6/28/2024	13,000
Town & Country Holdings, Inc.	First Lien Term Loan	7/13/2018, 7/16/2018, 2/27/2024, 3/28/2024, 4/23/2024	115,000
Town & Country Holdings, Inc.	Class B of Town & Country TopCo LLC	10/18/2024, 12/27/2024, 1/10/2025, 5/7/2025, 7/11/2025, 10/1/2025, 1/7/2026, 3/20/2026, 4/1/2026, 7/1/2026, 8/4/2026, 9/11/2026	72,882
United Sporting Companies, Inc.	Second Lien Term Loan	3/7/2013, 3/14/2024	59,325
Universal Turbine Parts, LLC	First Lien Delayed Draw Term Loan	10/24/2019, 2/7/2020, 2/26/2020, 4/5/2021, 11/24/2023, 6/27/2025	6,716
USES Corp.	First Lien Term Loan A	6/15/2016, 6/29/2016, 2/22/2017, 4/27/2017, 5/4/2017, 8/30/2017, 10/11/2017, 12/11/2018, 8/30/2019	14,100
USES Corp.	First Lien Equipment Term Loan	6/23/2023, 7/3/2024, 11/6/2024, 1/9/2025	9,900
USG Intermediate, LLC	First Lien Term Loan B	8/24/2017, 7/30/2021, 2/9/2022, 8/17/2022, 5/12/2023, 12/20/2023, 2/21/2025	129,475

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2026 (Unaudited) (Continued)
(in thousands, except share data)

Endnote Explanations as of September 30, 2026 (Unaudited) (Continued)
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
(42)This investment represents a Level 2 security in the ASC 820 table as of September 30, 2026. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026
(in thousands, except share data)
(48)Prospect owns 100% of the equity of Victor Holdings of Delaware, LLC (“Victor Holdings”), a Consolidated Holding Company. During the year ended June 30, 2026, Victor Holdings acquired 100% of the equity interest in VTI Acquisition, Inc. (“VTI”) and 99.90% of the equity interest in Victor Technology, LLC (“Victor Technology”), with VTI owning the remaining 0.1%. As a result, Prospect’s investment in Victor Technology is classified as a control investment as of September 30, 2026. Victor Technology is a manufacturer and distributor of office supplies, including calculators, standing desks, organizers and paperclips.

(49)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the All-in Rate and PIK Rate represents the cash rate as of September 30, 2026.

(50)The Prospect owns 100% of the equity of R-V Holdings of Delaware, LLC (“R-V Holdings”), a Consolidated Holding Company. R-V Holdings owns 90.01% of the fully-diluted equity of R-V Industries, Inc.

(51)Pursuant to the Second Amendment to the Credit Agreement, 2.00% of the applicable margin for the interest periods from March 1, 2026 to June 1, 2026 was capitalized as an exit fee and paid in kind. No fair value appears due to rounding.

Additional Information - Derivative instrument held at fair value:

Counterparty	Contract	Currency Purchased (1)	Currency Sold	Settlement Date	Maturity Date Range	Derivative Asset Fair Value	% of Net Assets	Derivative Liability Fair Value	% of Net Assets (2)
Mizuho Capital Markets LLC	Foreign Currency Forward Contracts	ILS 636,257	$206,960	10/28/2025	12/24/2026 - 12/23/2030	$14,373	0.5%	$—	—%
(1) Currency purchased is Israeli Shekel (“ILS”).
(2) Percentage is less than 0.01% of Net Assets.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

										June 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(37)

Belnick, LLC (d/b/a The Ubique Group) (41)	Household Durables	First Lien Term Loan	1/20/2022	12.50%	3M SOFR	8.50%		4.00	5/14/2029			$96,357	$96,357	$96,357	3.3%	(8)(36)
		Class P Units	5/23/2025	8.50%			8.50%		N/A	5,491		—	3,400	12,098	0.4%	(14)
		Class A Units	12/31/2025						N/A	50		—	—	110	—%	(14)
													99,757	108,565	3.7%
CP Energy Services Inc. (18)	Energy Equipment & Services	First Lien Term Loan	12/24/2024	12.99%	3M SOFR	9.00%		1.00	4/4/2030			14,841	14,841	11,379	0.4%	(8)(36)
		First Lien Term Loan	10/1/2017	12.99%	3M SOFR	9.00%		1.00	4/4/2030			66,455	66,455	50,951	1.7%	(8)(36)
		First Lien Term Loan	4/5/2022	12.99%	3M SOFR	9.00%		1.00	4/4/2030			8,864	8,864	6,786	0.2%	(8)(36)
		First Lien Term Loan	1/6/2023	12.99%	3M SOFR	9.00%		1.00	4/4/2030		16,700	17,879	17,879	13,707	0.5%	(8)(36)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	11.99%	3M SOFR	8.00%		1.00	1/26/2030			46,117	46,117	43,885	1.5%	(8)(36)
		First Lien Term Loan A to Spartan Energy Services, LLC	10/20/2014	11.99%	3M SOFR	8.00%		1.00	1/26/2030			15,312	15,312	14,571	0.5%	(8)
		Incremental First Lien Term Loan A to Spartan Energy Services, LLC	3/25/2025	11.99%	3M SOFR	8.00%		1.00	1/26/2030		1,200	—	—	—	—%	(8)(13)(36)
		Series A Preferred Units to Spartan Energy Holdings, Inc.	9/25/2020	15.00%					N/A	10,000		—	26,193	—	—%	(14)
		Series B Redeemable Preferred Stock	10/30/2015	16.00%					N/A	790		—	63,225	—	—%	(14)
		Common Stock	8/2/2013						N/A	102,924		—	86,240	—	—%	(14)
													345,126	141,279	4.8%
Credit Central Loan Company, LLC (19)	Consumer Finance	First Lien Term Loan	12/28/2012	5.75%				—	11/30/2029			92,893	92,893	56,292	1.9%	(12)
		First Lien Delayed Draw Term Loan	6/18/2026	5.75%				—	11/30/2029		9,983	399	399	245	—%	(12)(13)
		Class A Units	12/28/2012					—	N/A	14,867,312		—	19,331	—	—%	(12)(14)
		Preferred Class P Shares	7/1/2022	12.75%			12.75%	—	N/A	16,369,256		—	11,520	—	—%	(12)(14)
		Net Revenues Interest	1/28/2015					—	N/A			—	—	—	—%	(12)(14)
													124,143	56,537	1.9%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

										June 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(37)

Echelon Transportation, LLC	Trading Companies & Distributors	Membership Interest	3/31/2014					—	N/A			$—	$—	$—	—%	(14)
		Preferred Units	1/31/2022	12.75%				—	N/A	53,076,654		—	—	—	—%	(14)
													—	—	—%
First Tower Finance Company LLC (21)	Consumer Finance	First Lien Term Loan to First Tower, LLC	6/24/2014	16.00%			5.00%	—	12/18/2027			449,336	449,336	449,336	15.3%	(12)(36)
		First Lien Delayed Draw Term Loan to First Tower, LLC	6/30/2026	16.00%			5.00%	—	12/18/2027		27,319	10,928	10,928	10,928	0.4%	(12)(13)(36)
		Class A Units	6/14/2012				—%	—	N/A	95,709,910		—	31,146	500,514	17.1%	(12)(14)
													491,410	960,778	32.8%
Freedom Marine Solutions, LLC	Marine Transport	Membership Interest	11/9/2006					—	N/A			—	47,967	12,077	0.4%	(14)(22)
													47,967	12,077	0.4%
InterDent, Inc.	Health Care Providers & Services	First Lien Delayed Draw Term Loan B	9/30/2024	12.00%			7.00%	—	9/5/2027		42,000	37,128	37,128	31,132	1.1%	(13)(36)
		First Lien Term Loan A/B	8/1/2018	18.41%	1M SOFR	14.65%		2.00	9/5/2027			14,249	14,249	14,249	0.5%	(3)(8)
		First Lien Term Loan A	8/3/2012	9.26%	1M SOFR	5.50%		1.00	9/5/2027			95,823	95,823	95,823	3.3%	(3)(8)
		First Lien Term Loan B	8/3/2012	12.00%			7.00%	—	9/5/2027			237,623	237,623	199,247	6.8%	(36)
		Common Stock	5/3/2019					—	N/A	99,900		—	45,118	—	—%	(14)
													429,941	340,451	11.7%
Kickapoo Ranch Pet Resort	Diversified Consumer Services	First Lien Term Loan	1/11/2024	11.23%	3M SOFR	7.50%		3.00	1/10/2029			700	700	700	—%	(8)
		Membership Interest	8/26/2019					—	N/A			—	2,378	3,128	0.1%	(14)
													3,078	3,828	0.1%
MITY, Inc. (23)	Commercial Services & Supplies	First Lien Term Loan A	9/19/2013	13.01%	3M SOFR	9.02%		3.00	11/30/2027			57,188	57,188	57,188	2.0%	(3)(8)
		First Lien Term Loan B	6/23/2014	20.99%	3M SOFR	7.00%	10.00%	3.00	11/30/2027			8,274	8,274	8,274	0.3%	(8)(36)
		Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%				—	1/1/2028			5,195	7,200	5,195	0.2%	(12)
		Common Stock	9/19/2013					—	N/A	42,053		—	27,349	10,218	0.3%	(14)
		Series A Redeemable Preferred Stock	10/29/2025	8.00%			8.00%	—	N/A	1,424		—	1,424	1,561	0.1%	(14)
													101,435	82,436	2.9%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

										June 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(37)

National Property REIT Corp. (24)	Residential Real Estate Investment Trusts (REITs) / Consumer Finance / Structured Finance	First Lien Term Loan A	12/31/2018	6.00%	3M SOFR	0.25%	2.00%	3.75	3/31/2027			$645,782	$645,782	$645,782	22.0%	(8)(36)(33)
		First Lien Term Loan D	6/19/2020	6.00%	3M SOFR	0.25%	2.00%	3.75	3/31/2027			178,425	178,425	178,425	6.1%	(8)(36)(33)
		First Lien Term Loan E	11/14/2022	14.00%	3M SOFR	1.50%	7.00%	5.50	3/31/2027			52,652	52,652	52,652	1.8%	(8)(36)(33)
		Residual Profit Interest	12/31/2018					—	N/A			—	—	16,966	0.6%	(14)(33)
		Common Stock	12/31/2013					—	N/A	3,374,914		—	20,030	187,771	6.4%	(14)(40)
													896,889	1,081,596	36.9%
Nationwide Loan Company LLC (25)	Consumer Finance	First Lien Delayed Draw Term Loan A	5/15/2024	10.00%				—	5/15/2029		$7,350	6,479	6,479	6,479	0.2%	(12)(13)(36)
		First Lien Delayed Draw Term Loan B	12/23/2024	10.00%				—	5/15/2029		8,000	4,533	4,533	4,533	0.2%	(12)(13)(36)
		Class A Units	1/31/2013					—	N/A	925,796,475		—	49,936	20,720	0.7%	(12)(14)
													60,948	31,732	1.1%
NMMB, Inc. (26)	Media	First Lien Term Loan	12/30/2019	12.49%	3M SOFR	8.50%		2.00	3/31/2027			29,723	29,723	29,723	1.0%	(3)(8)
		Common Stock	12/30/2019					—	N/A	21,418		—	—	50,081	1.7%
													29,723	79,804	2.7%
Pacific World Corporation (34)	Personal Care Products	First Lien Term Loan A	12/31/2014	7.89%	1M SOFR	4.25%	7.89%	1.00	3/26/2029			122,445	122,445	112,412	3.8%	(8)(36)
		Convertible Preferred Equity	6/15/2018	12.00%			12.00%	—	N/A	882,961		—	238,494	—	—%	(14)
		Common Units of PWC Investment Group, LLC	9/29/2017					—	N/A	6,778,414		—	—	—	—%	(14)
													360,939	112,412	3.8%
QC Holdings TopCo, LLC (17)	Consumer Finance	Second Lien Term Loan	6/30/2025	23.50%	3M SOFR	18.50%		5.00	7/1/2030			59,948	59,948	59,948	2.0%	(3)(8)(12)(36)
		Second Lien Delayed Draw Term Loan	9/30/2025	23.50%	3M SOFR	18.50%		5.00	7/1/2030		11,125	1,854	1,854	1,854	0.1%	(8)(12)(13)(36)
		Class A Units	6/30/2025					—	N/A	222,886		—	22,289	38,304	1.3%	(12)(14)
													84,091	100,106	3.4%
R-V Industries, Inc. (50)	Machinery	First Lien Term Loan	12/15/2020	12.99%	3M SOFR	9.00%		1.00	12/15/2028			46,322	46,322	46,322	1.6%	(3)(8)
		First Lien Term Loan	12/20/2024	7.50%	3M SOFR	3.50%		4.00	12/15/2028			10,000	10,000	10,000	0.3%	(3)(8)
		First Lien Term Loan	6/30/2026	10.50%	3M SOFR	6.50%		4.00	12/15/2028			5,000	5,000	5,000	0.2%	(8)
		Common Stock	6/26/2007					—	N/A	745,107		—	6,866	37,153	1.3%
													68,188	98,475	3.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

										June 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date(39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Units	Commitment	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(37)

Strategic Chemical Solutions Corp. (f/k/a USES Corp.) (28)	Commercial Services & Supplies	First Lien Term Loan	12/30/2020	12.90%	1M SOFR	9.00%		1.00	8/15/2030			$2,000	$2,000	$854	—%	(8)
		First Lien Equipment Term Loan	8/3/2022	12.90%	1M SOFR	9.00%		1.00	8/15/2030			19,962	19,962	8,521	0.3%	(8)(36)
		First Lien Term Loan A	3/31/2014	9.00%			9.00%	—	8/15/2030			83,024	—	—	—%	(7)
		First Lien Term Loan B	3/31/2014	15.50%			15.50%	—	8/15/2030			156,602	—	—	—%	(7)
		Common Stock	6/15/2016					—	N/A	268,962		—	—	—	—%	(14)
													21,962	9,375	0.3%
Universal Turbine Parts, LLC (32)	Aerospace & Defense	First Lien Delayed Draw Term Loan	2/28/2019	11.74%	3M SOFR	7.75%		2.50	2/29/2028		6,965	6,435	6,435	6,435	0.2%	(8)(13)
		First Lien Term Loan A	7/22/2016	9.74%	3M SOFR	5.75%		1.00	2/29/2028			29,575	29,575	29,575	1.0%	(3)(8)
		First Lien Term Loan A	1/21/2025	11.74%	3M SOFR	7.75%		2.50	2/29/2028			3,970	3,970	3,970	0.1%	(3)(8)
		First Lien Term Loan A	2/28/2025	11.74%	3M SOFR	7.75%		2.50	2/29/2028			14,800	14,800	14,800	0.5%	(3)(8)
		Preferred A Units	3/31/2021	12.75%			12.75%	—	10/1/2030	45,654,914		—	33,883	46,750	1.6%	(36)
		Preferred B Units	10/1/2025	18.00%			18.00%	—	N/A	47,419,298		—	4,796	22,729	0.8%	(14)
		Common Stock	12/10/2018					—	N/A	10,000		—	—	—	—%	(14)
													93,459	124,259	4.2%
Valley Electric Company, Inc. (29)	Construction & Engineering	First Lien Term Loan to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	11.49%	3M SOFR	5.00%	2.50%	3.00	7/1/2026			10,452	10,452	10,452	0.4%	(3)(8)(36)
		First Lien Term Loan	6/24/2014	18.00%			10.00%	—	4/30/2028			38,630	38,630	38,630	1.3%	(3)(36)
		First Lien Term Loan B	3/28/2022	12.50%			5.50%	—	4/30/2028			34,777	34,777	34,777	1.2%	(3)(36)
		Consolidated Revenue Interest	6/22/2018					—	N/A			—	—	2	—%	(10)
		Common Stock	12/31/2012					—	N/A	50,000		—	12,053	209,993	7.2%
													95,912	293,854	10.1%
Victor Technology, LLC (48)	Distributors	First Lien Term Loan	12/3/2021	11.49%	3M SOFR	7.50%		1.00	12/3/2028			10,650	10,650	6,710	0.2%	(8)
		Class P Units	2/10/2026	12.00%			12.00%	—	N/A	1,000		—	2,000	—	—%	(14)
		Class A Units	4/20/2026					—	N/A	1		—	—	—	—%	(14)
													12,650	6,710	0.2%
Total Control Investments													3,367,618	3,644,274	124.4%
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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

										June 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date (39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Unites	Commitment	Principal Value	Amortized Cost	Fair Value (2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Abacus Dermatology Management, LLC	Professional Services	First Lien Revolving Line of Credit	6/30/2026	11.73%	3M SOFR	8.00%		3.50	6/30/2031		$500	$—	$—	$—	—%	(8)(13)
		First Lien Term Loan	6/30/2026	11.73%	3M SOFR	8.00%		3.50	6/30/2031			13,530	13,530	13,530	0.5%	(8)
													13,530	13,530	0.5%
Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	0.00%	Yield	0.00%		—	4/21/2031			48,515	—	697	—%	(5)(12)(15)
													—	697	—%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	0.00%	Yield	0.00%		—	4/21/2031			35,855	2,108	2,097	0.1%	(5)(12)(15)
													2,108	2,097	0.1%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	First Lien Term Loan	2/21/2013	12.73%	3M SOFR	8.75%		2.00	5/28/2027			52,992	52,992	52,992	1.8%	(3)(8)
													52,992	52,992	1.8%
Aventiv Technologies, LLC	Diversified Telecommunication Services	Super Priority Bridge First Lien Term Loan	5/20/2026	10.91%	3M SOFR	7.00%		1.00	9/30/2026			3,539	3,453	3,539	0.1%	(8)(44)
		Super Priority Bridge First Lien Term Loan	4/24/2025	13.94%	3M SOFR	10.00%		1.00	9/30/2026			43,664	43,564	43,664	1.5%	(8)(44)
		Super Priority Bridge First Lien Term Loan	12/23/2024	13.94%	3M SOFR	10.00%		1.00	9/30/2026			3,053	3,052	3,053	0.1%	(8)(44)
		Second Out Super Priority First Lien Term Loan	4/2/2024	11.49%	3M SOFR	7.50%		1.00	9/30/2026			804	804	804	—%	(8)(36)(44)
		Third Out Super Priority First Lien Term Loan	3/28/2024	9.08%	3M SOFR	5.09%		1.00	9/30/2026			29,779	29,779	22,126	0.8%	(8)(36)(44)
		Super Priority Second Lien Term Loan	3/28/2024	13.04%	3M SOFR	9.05%		1.00	9/30/2026			168,579	59,071	8,429	0.3%	(7)(8)
													139,723	81,615	2.8%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	0.00%	Yield	0.00%		—	7/20/2029			82,809	—	—	—%	(5)(12)(15)
													—	—	—%
Barracuda Parent, LLC	IT Services	Second Lien Term Loan	8/15/2022	10.66%	3M SOFR	7.00%		0.50	8/15/2030			20,000	19,690	7,126	0.2%	(8)
													19,690	7,126	0.2%
BCPE North Star US Holdco 2, Inc.	Food Products	Second Lien Term Loan	6/7/2021	11.01%	1M SOFR	7.25%		0.75	6/8/2029			69,388	69,063	69,380	2.4%	(3)(8)
													69,063	69,380	2.4%
BCPE Osprey Buyer, Inc.	Health Care Technology	First Lien Term Loan	10/18/2021	9.51%	1M SOFR	5.75%		0.75	8/23/2028			4,574	4,550	4,574	0.2%	(3)(8)
		First Lien Term Loan	10/18/2021	9.68%	3M SOFR	5.75%		0.75	8/23/2028			62,075	62,075	62,075	2.1%	(3)(8)
													66,625	66,649	2.3%
Burgess Point Purchaser Corporation	Automobile Components	Second Lien Term Loan	7/25/2022	12.76%	3M SOFR	9.00%		0.75	7/25/2030			30,000	30,000	28,537	1.0%	(3)(8)
													30,000	28,537	1.0%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

										June 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date (39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Unites	Commitment	Principal Value	Amortized Cost	Fair Value (2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan	11/12/2020	12.24%	1M SOFR	8.50%		1.00	11/12/2030			$8,500	$8,400	$8,500	0.3%	(3)(8)
													8,400	8,500	0.3%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	0.00%	Yield				7/29/2030			49,552	—	—	—%	(5)(12)(15)
													—	—	—%
Collections Acquisition Company, Inc.	Financial Services	First Lien Term Loan	12/3/2019	10.23%	3M SOFR	6.50%		2.50	6/3/2028			54,049	54,049	54,049	1.8%	(3)(8)
													54,049	54,049	1.8%
Credit.com Holdings, LLC	Diversified Consumer Services	First Lien Term Loan A	9/28/2023	14.99%	3M SOFR	11.00%		1.50	9/28/2028			45,316	40,513	8,436	0.3%	(7)(8)
		First Lien Term Loan B	9/28/2023	15.99%	3M SOFR	12.00%		1.50	9/28/2028			79,154	62,114	—	—%	(7)(8)
		First Lien Term Loan C	6/3/2026	15.92%	3M SOFR	12.00%		1.50	8/27/2028			587	587	1,175	—%	(8)
		Class B of PGX TopCo II LLC	9/28/2023	0.00%		0.00%			N/A	999			—	—	—%	(14)(43)
													103,214	9,611	0.3%
Discovery Point Retreat, LLC (6)	Health Care Providers & Services	First Lien Term Loan	6/14/2024	11.74%	3M SOFR	7.75%		3.25	6/14/2029			20,135	20,135	20,135	0.7%	(3)(8)
		First Lien Delayed Draw Term Loan	5/27/2026	12.00%			5.00%		6/14/2031		975	293	293	293	—%	(13)(36)(43)
		Series A Preferred Stock of Discovery MSO HoldCo LLC	6/14/2024	12.00%			12.00%		N/A	9,573			8,700	13,446	0.5%	(14)(43)(22)
													29,128	33,874	1.2%
DRI Holding Inc.	Commercial Services & Supplies	First Lien Term Loan	12/21/2021	9.06%	3M SOFR	5.25%		0.50	12/21/2028			32,874	32,362	32,874	1.1%	(3)(8)
		Second Lien Term Loan	12/21/2021	11.74%	1M SOFR	8.00%		0.50	12/21/2029			145,000	145,000	145,000	5.0%	(3)(8)
													177,362	177,874	6.1%
Druid City Infusion, LLC	Pharmaceuticals	First Lien Term Loan	9/30/2024	11.23%	3M SOFR	7.50%		3.00	10/4/2029			45,537	45,537	45,537	1.6%	(3)(8)
		First Lien Convertible Note to Druid City Intermediate, Inc.	9/30/2024	8.00%		0.00%	2.00%		10/4/2033			19,629	19,629	38,732	1.3%	(3)(36)(43)
													65,166	84,269	2.9%
Emerge Intermediate, Inc. (45)	Pharmaceuticals	First Lien Term Loan	2/26/2024	9.92%	3M SOFR	6.25%		1.00	8/31/2027			57,623	57,623	57,047	1.9%	(3)(8)
													57,623	57,047	1.9%
Enseo Acquisition, Inc.	Media	First Lien Term Loan	6/2/2021	12.49%	3M SOFR	8.50%		2.00	12/31/2027			48,803	48,803	48,803	1.7%	(3)(8)
													48,803	48,803	1.7%
Eyefive, LLC (d/b/a Shipoffers)	Distributors	First Lien Term Loan	6/26/2026	11.23%	3M SOFR	7.50%		2.50	6/26/2031			52,000	45,054	45,054	1.5%	(8)
		Warrants of EF Holdco, LLC	6/26/2026			0.00%			6/26/2036	113			6,946	6,946	0.3%	(14)
													52,000	52,000	1.8%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

										June 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date (39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Unites	Commitment	Principal Value	Amortized Cost	Fair Value (2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Eze Castle Integration, Inc.	Software	First Lien Delayed Draw Term Loan	7/15/2020	10.56%	3M SOFR	6.75%		3.00	1/15/2027		$8,036	$2,539	$2,539	$2,539	—%	(8)(13)(46)
		First Lien Term Loan	7/15/2020	10.57%	3M SOFR	6.75%		3.00	1/15/2027			45,443	45,443	45,443	1.6%	(3)(8)
													47,982	47,982	1.6%
First Brands Group (51)	Automobile Components	First Lien DIP Term Loan A	10/2/2025	13.61%	1M SOFR	10.00%		1.00	6/29/2026			6,465	5,808	1,108	—%	(7)(8)(42)
		First Lien DIP Term Loan B	10/2/2025	10.61%	1M SOFR	7.00%	10.61%	1.00	6/29/2026			18,629	17,470	58	—%	(7)(8)(42)
		First Lien Term Loan	9/19/2025	10.73%	1M SOFR	7.00%	10.73%	1.00	3/30/2027			5,470	2,938	9	—%	(7)(8)(42)
		First Lien Term Loan	3/24/2021	10.73%	1M SOFR	7.00%	10.73%	1.00	3/30/2027			10,290	7,296	17	—%	(7)(8)(42)
		Second Lien Term Loan	3/24/2021	14.23%	1M SOFR	10.50%	14.23%	1.00	3/30/2028			41,681	37,000	41	—%	(7)(8)(42)
													70,512	1,233	—%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	0.00%	Yield	0.00%	0.00%	—	10/15/2030			50,525	—	—	—%	(5)(12)(15)
													—	—	—%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	0.00%	Yield	0.00%	0.00%	—	5/16/2031			24,575	—	—	—%	(5)(12)(15)
													—	—	—%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	0.00%	Yield	0.00%	0.00%	—	7/15/2031			39,905	—	—	—%	(5)(12)(15)
													—	—	—%
Global Tel*Link Corporation (d./b/a ViaPath Technologies)	Diversified Telecommunication Services	First Lien Term Loan	8/6/2024	11.14%	1M SOFR	7.50%	0.00%	3.00	8/6/2029			108,820	106,035	108,820	3.7%	(3)(8)
													106,035	108,820	3.7%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	0.00%	Yield	0.00%	0.00%	—	4/28/2030			41,164	—	—	—%	(5)(12)(15)
													—	—	—%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	0.00%	Yield	0.00%	0.00%	—	10/18/2027			39,598	—	—	—%	(5)(12)(15)
													—	—	—%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	0.00%	Yield	0.00%	0.00%	—	7/18/2031			19,025	—	—	—%	(5)(12)(15)
													—	—	—%
Healthcare Venture Partners, LLC	Health Care Providers & Services	First Lien Term Loan	8/29/2025	11.73%	3M SOFR	8.00%	0.00%	3.50	8/29/2030			11,570	11,570	11,570	0.4%	(3)(8)
		First Lien Revolving Line of Credit	8/29/2025	11.73%	3M SOFR	8.00%	0.00%	3.50	8/29/2030		1,000	—	—	—	—%	(8)(13)
		Series A Preferred Units of TCSPV Holdings IV, LLC	8/29/2025	0.00%					N/A	2,150,000			2,150	2,699	0.1%	(14)(43)(22)
													13,720	14,269	0.5%
Help/Systems Holdings, Inc. (d/b/a Forta, LLC)	Software	Second Lien Term Loan	11/14/2019	12.74%	3M SOFR	0.00%	9.00%	2.00	5/19/2029			56,344	56,333	46,550	1.6%	(8)(36)
													56,333	46,550	1.6%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

										June 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date (39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Unites	Commitment	Principal Value	Amortized Cost	Fair Value (2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Imperative Worldwide, LLC	Air Freight & Logistics	First Lien Term Loan	3/11/2022	9.38%	3M SOFR	5.50%	0.00%	0.75	12/30/2028			$31,394	$31,389	$31,394	1.1%	(3)(8)
		First Lien Term Loan	9/30/2024	9.23%	3M SOFR	5.50%	0.00%	0.75	12/30/2028			5,895	5,819	5,895	0.2%	(3)(8)
		Second Lien Term Loan	12/30/2021	12.38%	3M SOFR	8.50%	0.00%	0.75	12/30/2029			95,000	95,000	95,000	3.2%	(3)(8)
													132,208	132,289	4.5%
iQor Holdings, Inc.	Professional Services	First Lien Term Loan	6/11/2024	11.49%	3M SOFR	7.50%	0.00%	2.50	6/11/2029			44,454	44,454	44,454	1.5%	(3)(8)
		Common Stock of Bloom Parent, Inc.	6/11/2024		0.00%	0.00%	0.00%		N/A	10,450			10,450	12,591	0.4%	(14)
													54,904	57,045	1.9%
Japs-Olson Company, LLC (31)	Commercial Services & Supplies	First Lien Term Loan	5/25/2023	10.48%	3M SOFR	6.75%	0.00%	2.00	5/25/2028			54,268	54,268	54,268	1.9%	(3)(8)
													54,268	54,268	1.9%
Julie Lindsey, Inc.	Textiles, Apparel & Luxury Goods	First Lien Revolving Line of Credit	7/27/2023	10.00%	3M SOFR	6.00%	0.00%	4.00	7/27/2027		$2,000	—	—	—	—%	(8)(13)
		First Lien Term Loan	7/27/2023	10.00%	3M SOFR	6.00%	0.00%	4.00	7/27/2028			18,548	18,548	18,548	0.6%	(3)(8)
													18,548	18,548	0.6%
K&N HoldCo, LLC	Automobile Components	Class A Common Units	2/14/2023		0.00%	0.00%	0.00%		N/A	137,215			25,802	439	—%	(14)
													25,802	439	—%
KM2 Solutions LLC	Professional Services	First Lien Term Loan	12/17/2020	13.48%	3M SOFR	9.60%	0.00%	3.00	7/16/2027			14,479	14,479	14,479	0.5%	(3)(8)
													14,479	14,479	0.5%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	0.00%	Yield	0.00%	0.00%	—	7/21/2031			49,934	—	—	—%	(5)(12)(15)
													—	—	—%
Lucky US BuyerCo LLC	Financial Services	First Lien Revolving Line of Credit	4/3/2023	11.92%	3M SOFR	6.25%	2.00%	1.00	4/1/2029		2,775	2,546	2,546	2,546	0.1%	(8)(13)(36)
		First Lien Term Loan	4/3/2023	11.92%	3M SOFR	6.25%	2.00%	1.00	4/1/2029			21,237	21,237	21,237	0.7%	(3)(8)(36)
													23,783	23,783	0.8%
MAC Discount, LLC	Distributors	First Lien Term Loan	5/11/2023	12.48%	3M SOFR	8.50%		1.50	5/11/2028			30,166	30,034	30,166	1.0%	(3)(8)
		Class A Senior Preferred Stock of MAC Discount Investments, LLC	5/11/2023	12.00%	FIXED				N/A	1,500,000			1,500	2,140	0.1%	(14)
													31,534	32,306	1.1%
Medical Solutions Holdings, Inc. (4)	Health Care Providers & Services	Second Lien Term Loan	11/1/2021	10.76%	3M SOFR	7.00%	0.00%	0.50	11/1/2029			54,463	54,444	21,402	0.7%	(8)
													54,444	21,402	0.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

										June 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date (39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Unites	Commitment	Principal Value	Amortized Cost	Fair Value (2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

New WPCC Parent, LLC (47)	Health Care Providers & Services	First Lien Term Loan	5/9/2025	13.14%	1M SOFR	9.50%		2.00	5/9/2030			$25,856	$22,915	$25,856	0.9%	(3)(8)
		Series A Preferred Interests	5/9/2025	13.00%			13.00%		N/A	993,485			11,165	14,960	0.5%	(43)
		Class A Common Interests	5/9/2025						N/A	1,084,072			90	21,339	0.7%	(14)(43)
		Liquidating Trust of Wellpath Holdings, Inc.	5/9/2025						N/A				2,011	12,264	0.4%	(14)
													36,181	74,419	2.5%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	0.00%	Yield	0.00%	0.00%	—	7/19/2030			42,064	—	—	—%	(5)(12)(15)
													—	—	—%
OneTouchPoint Corp	Commercial Services & Supplies	First Lien Term Loan	2/19/2021	11.98%	3M SOFR	8.00%	0.00%	1.00	6/30/2027			22,246	22,246	22,246	0.8%	(3)(8)
													22,246	22,246	0.8%
PeopleConnect Holdings, Inc (9)	Interactive Media & Services	First Lien Term Loan	1/22/2020	12.13%	3M SOFR	8.25%	0.00%	2.75	1/22/2028			87,850	87,850	87,850	3.0%	(3)(8)
													87,850	87,850	3.0%
Precisely Software Incorporated	Software	Second Lien Term Loan	4/23/2021	11.18%	3M SOFR	7.25%	0.00%	0.75	4/23/2029			80,000	79,673	53,940	1.8%	(3)(8)
													79,673	53,940	1.8%
Preventics, Inc. (d/b/a Legere Pharmaceuticals)	Personal Care Products	First Lien Term Loan	11/12/2021	14.49%	3M SOFR	10.50%		1.00	11/12/2026			8,696	8,696	8,696	0.3%	(3)(8)
		First Lien Term Loan	4/30/2025	11.49%	3M SOFR	7.50%		3.00	11/12/2026			1,881	1,881	1,881	0.1%	(3)(8)
		Series A Convertible Preferred Stock of Legere Pharmaceutical Holdings, Inc.	11/12/2021	8.00%					N/A	472			165	120	—%	(14)(43)
		Series C Convertible Preferred Stock of Legere Pharmaceutical Holdings, Inc.	11/12/2021	8.00%					N/A	5,677			1,946	908	—%	(14)(43)
													12,688	11,605	0.4%
Recovery Solutions Parent, LLC	Health Care Providers & Services	First Lien Term Loan	1/27/2025	11.23%	3M SOFR	7.50%		2.00	1/27/2030			43,261	33,546	43,261	1.5%	(3)(8)
		Membership Interest	1/27/2025						N/A	1,609,466			21,255	64,110	2.2%	(14)(43)
													54,801	107,371	3.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

										June 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date (39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Unites	Commitment	Principal Value	Amortized Cost	Fair Value (2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Redstone Holdco 2 LP (20)	IT Services	First Lien Second Out Term Loan	1/21/2026	9.16%	3M SOFR	5.50%			12/31/2030			$6,000	$6,000	$5,750	0.3%	(8)
		First Lien Third Out Term Loan	1/21/2026	12.00%			4.00%		12/31/2030			12,130	12,130	10,240	0.3%
		Class A Preferred Units of Redstone Holdco 1 LP	1/21/2026						N/A	624,063			624	374	—%	(14)
		Class B Preferred Units of Redstone Holdco 1 LP	1/21/2026						N/A	1,872,188			1,872	395	—%	(14)
		Class B Common Units of Redstone Holdco 1 LP	1/21/2026						N/A	90,837			4	—	—%	(14)
													20,630	16,759	0.6%
Research Now Group, LLC and Dynata, LLC	IT Services	First Lien Second Out Term Loan	7/15/2024	9.40%	3M SOFR	5.50%		1.00	10/15/2028			7,914	7,914	7,118	0.2%	(8)(44)
		Common Stock of New Insight Holdings, Inc.	7/15/2024						N/A	210,781			3,329	—	—%	(14)
		Warrants of New Insight Holdings, Inc.	7/15/2024						7/15/2029	285,714			—	—	—%	(14)
													11,243	7,118	0.2%
Rising Tide Holdings, Inc.	Specialty Retail	First In Last Out Term Loan	9/19/2025	30.00%			30.00%	—	5/1/2027			651	651	651	0.1%	(36)(44)
		First In Last Out Term Loan	9/19/2025	32.48%	1M SOFR	8.75%	20.00%	2.00	5/1/2027			810	810	810	—%	(8)(36)(44)
		First Lien First Out Term Loan	9/25/2024	15.00%			15.00%	—	6/13/2028			2,737	2,737	2,601	0.1%	(36)
		First Lien Second Out Term Loan	9/25/2024	12.00%			12.00%	—	6/13/2028			6,976	6,593	3,767	0.1%	(36)(44)
		Class A Common Units of Marine One Holdco, LLC	9/12/2023						N/A	345,600			23,898	—	—%	(14)
		Warrants of Marine One Holdco, LLC	9/25/2024						9/25/2044	3,456,000			—	—	—%	(14)
		Warrants of Marine One Holdco, LLC	9/12/2023						9/12/2028	50,456			—	—	—%	(14)
													34,689	7,829	0.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

										June 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date (39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Unites	Commitment	Principal Value	Amortized Cost	Fair Value (2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

The RK Logistics Group, Inc.	Commercial Services & Supplies	First Lien Term Loan	3/24/2022	14.49%	3M SOFR	10.50%		1.00	12/18/2028			$5,570	$5,570	$5,570	0.2%	(3)(8)
		First Lien Term Loan	12/19/2023	11.50%	3M SOFR	7.50%		4.00	12/18/2028			32,919	32,919	32,919	1.1%	(3)(8)
		Class A Common Units of RK Logistics Holdings Inc.	3/24/2022						N/A	263,000			263	2,725	0.1%
		Class B Common Units of RK Logistics Holdings Inc.	3/24/2022						N/A	1,435,000			2,487	14,869	0.5%	(43)
		Class C Common Units of RK Logistics Holdings Inc.	6/28/2024						N/A	450,000			2,250	4,663	0.2%
													43,489	60,746	2.1%
RME Group Holding Company	Media	First Lien Term Loan A	5/4/2017	9.48%	3M SOFR	5.50%	0.00%	1.00	5/6/2027			17,419	17,419	17,253	0.6%	(8)
		First Lien Term Loan B	5/4/2017	14.98%	3M SOFR	11.00%	0.00%	1.00	5/6/2027			19,983	19,983	18,852	0.6%	(8)
													37,402	36,105	1.2%
Rosa Mexicano	Hotels, Restaurants & Leisure	First Lien Revolving Line of Credit	3/29/2018	16.25%					12/31/2027		7,515	7,515	7,515	7,248	0.2%	(13)
		First Lien Term Loan	3/29/2018	11.49%	3M SOFR	7.50%		1.25	12/31/2027			23,166	23,166	20,849	0.7%	(8)
													30,681	28,097	0.9%
Safety Solutions Financing, LLC	Construction & Engineering	First Lien Term Loan	5/1/2026	10.49%	3M SOFR	6.50%		3.00	5/1/2031			19,252	19,252	19,252	0.7%	(3)(8)
		Series A Preferred Units of BFC-SDR, LLC	5/1/2026	8.00%		8.00%	8.00%		N/A	1,885,714		—	3,300	3,300	0.1%	(14)(22)
		Series B Preferred Units of BFC-SDR, LLC	5/1/2026	8.00%		8.00%	8.00%		N/A	43			43	43	—%	(22)
													22,595	22,595	0.8%
ShiftKey, LLC	Health Care Technology	First Lien Term Loan	6/21/2022	10.24%	3M SOFR	5.75%	0.50%	1.00	6/21/2027			59,660	59,551	57,249	2.0%	(3)(8)(36)
													59,551	57,249	2.0%
Shoes West, LLC (d/b/a Taos Footwear) (27)	Textiles, Apparel & Luxury Goods	First Lien Term Loan A	1/23/2025	10.99%	3M SOFR	7.00%		3.00	1/23/2030			37,869	37,869	37,869	1.3%	(3)(8)(43)
		First Lien Convertible Term Loan B	1/23/2025	11.00%			2.00%		1/23/2030			9,654	9,654	18,034	0.6%	(3)(36)(43)
		Class A Preferred Units of Taos Footwear Holdings, LLC	1/23/2025	8.00%			8.00%		2/28/2030	16,753			19,109	50,714	1.7%	(36)
													66,632	106,617	3.6%
Silver Hill Mineral Lease	Energy Equipment & Services	Revenue Interest	5/13/2025		0.00%	0.00%	0.00%		N/A				—	—	—%	(11)(14)
													—	—	—%
Spectrum Vision Holdings, LLC	Health Care Providers & Services	First Lien Term Loan	5/2/2023	10.43%	3M SOFR	6.50%	0.00%	1.00	11/17/2026			29,026	29,026	29,026	1.0%	(3)(8)
													29,026	29,026	1.0%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

										June 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date (39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Unites	Commitment	Principal Value	Amortized Cost	Fair Value (2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

STG Distribution, LLC	Air Freight & Logistics	First Out Term Loan	10/3/2024	12.08%	3M SOFR	8.25%	0.00%	1.50	10/3/2029			$6,076	$5,909	$6,076	0.1%	(8)(36)
		Second Out Term Loan	10/3/2024	11.33%	3M SOFR	1.00%	6.50%	1.50	10/3/2029			39,514	38,194	17,017	0.6%	(7)(8)(44)
		Third Out Term Loan	10/3/2024	10.83%	3M SOFR	1.00%	6.00%	1.50	10/3/2029			20,063	18,604	—	—%	(7)(8)(44)
		First Lien First Out DIP Roll Up	1/14/2026	8.00%			8.00%		7/13/2026			10,090	10,090	1,542	0.1%	(44)
		First Lien Second Out DIP Roll Up	1/14/2026	8.00%			8.00%		7/13/2026			899	868	—	—%	(7)(44)
		First Lien DIP Term Loan	1/14/2026	8.00%			8.00%		7/13/2026			10,709	10,574	10,709	0.4%
													84,239	35,344	1.2%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interest	12/4/2006		0.00%	0.00%	0.00%		N/A				—	—	—%	(11)
													—	—	—%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	11/17/2022	8.00%				—	8/29/2028			28,761	28,346	29,451	0.9%
		First Lien Term Loan	1/26/2018	8.00%			5.00%	—	8/29/2028			42,136	42,136	43,147	1.5%
		First Lien Term Loan	1/26/2018	8.00%					8/29/2028			164,931	164,931	168,889	5.8%
		Class B of Town & Country TopCo LLC	11/17/2022						N/A	999			50,882	14,710	0.5%	(14)(43)
													286,295	256,197	8.7%
TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	14.00%	3M SOFR	9.00%	0.00%	5.00	5/31/2027			13,608	13,608	13,608	0.5%	(3)(8)
													13,608	13,608	0.5%
United Sporting Companies, Inc. (16)	Distributors	Second Lien Term Loan	9/28/2012	13.00%	1M LIBOR	11.00%	2.00%	—	11/16/2019			182,784	8,351	7,416	0.3%	(7)
													8,351	7,416	0.3%
Upstream Holdco, Inc.	Health Care Providers & Services	Second Lien Term Loan	11/20/2019	13.27%	3M SOFR	9.50%	13.27%	—	5/20/2030			23,503	23,459	18,859	0.7%	(8)(36)
		Second Lien Term Loan	12/18/2025	12.67%	3M SOFR	9.00%	12.67%	—	5/20/2030			7,226	7,226	7,226	0.2%	(8)(36)
													30,685	26,085	0.9%
USG Intermediate, LLC	Leisure Products	First Lien Term Loan B	4/15/2015	15.49%	1M SOFR	11.75%		1.00	2/9/2029			70,188	70,188	70,188	2.4%	(3)(8)
		Equity	4/15/2015						N/A				1	—	—%	(14)
													70,189	70,188	2.4%
Verify Diagnostics LLC	Health Care Providers & Services	First Lien Term Loan	5/15/2025	13.96%	3M SOFR	10.23%		3.50	5/15/2030			36,749	36,749	36,749	1.2%	(3)(8)(44)
		Class A Preferred Units of Verify Diagnostic Holdings LLC	5/15/2025	12.00%			12.00%		N/A	9,250,000			9,250	22,050	0.8%	(14)
													45,999	58,799	2.0%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	0.00%	Yield	0.00%	0.00%	—	10/15/2030			40,613	—	—	—%	(5)(12)(15)
													—	—	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2026

										June 30, 2026
Portfolio Company	Industry	Investments(1)(35)	Acquisition Date (39)	All-in Rate	Ref. Rate	Spread	PIK (49)	Floor	Legal Maturity	Shares/Unites	Commitment	Principal Value	Amortized Cost	Fair Value (2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

WatchGuard Technologies, Inc.	IT Services	First Lien Term Loan	8/17/2022	8.89%	1M SOFR	5.25%	0.00%	0.75	6/30/2029			$33,688	$33,688	$33,688	1.2%	(3)(8)
													33,688	33,688	1.2%
Wellful Inc.	Food Products	Second Out First Lien Term Loan	11/27/2024	10.24%	3M SOFR	6.25%	0.00%	1.00	10/19/2030			18,457	18,457	14,877	0.5%	(8)(36)(44)
													18,457	14,877	0.5%
Total Non-Control/Non-Affiliate Investments													$2,934,916	$2,667,837	91.1%

Total Portfolio Investments (Level 3)													$6,315,369	$6,342,558	216.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2026 (Continued)

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
(3)Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair value of the investments held by PCF at June 30, 2026 was $2,155,016, representing 34.0% of our total investments.
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
(in thousands, except share data)

Endnote Explanations as of June 30, 2026 (Continued)
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
(24)NPH Property Holdings, LLC (“NPH”), a consolidated entity in which we own 100% of the membership interests, owns 100% of the common equity of National Property REIT Corp. (“NPRC”) (f/k/a National Property Holdings Corp.), a property REIT which holds investments in several real estate properties. We report NPRC as a separate controlled company. See Note 3 for further discussion of the investments held by NPRC. On June 29, 2026, the National Property REIT Corp. loan
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2026 (Continued)
agreement was amended, effective July 1, 2026, to (i) extend the maturity date of the First Lien Term Loan facility to March 31, 2030, (ii) combine the First Lien Term Loan D and First Lien Term Loan E into the First Lien Term Loan A, and (iii) amend the interest rate on the combined First Lien Term Loan A to 3M SOFR plus 0.25%, subject to a 3.50% floor and a maximum SOFR of 3.75%, with no PIK interest.
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
(in thousands, except share data)

Endnote Explanations as of June 30, 2026 (Continued)
(35)The following shows the composition of our investment portfolio at amortized cost by control designation, investment type and by industry as of June 30, 2026:

Industry	1st Lien	2nd Lien	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$54,780	$—	$—	$—	$38,679	$93,459
Commercial Services & Supplies	87,424	—	—	7,200	28,773	123,397
Construction & Engineering	83,859	—	—	—	12,053	95,912
Consumer Finance	564,568	61,802	—	—	134,222	760,592
Distributors	10,650	—	—	—	2,000	12,650
Diversified Consumer Services	700	—	—	—	2,378	3,078
Energy Equipment & Services	169,468	—	—	—	175,658	345,126
Residential Real Estate Investment Trusts (REITs)	876,859	—	—	—	20,030	896,889
Health Care Providers & Services	384,823	—	—	—	45,118	429,941
Household Durables	96,357	—	—	—	3,400	99,757
Machinery	61,322	—	—	—	6,866	68,188
Marine Transport	—	—	—	—	47,967	47,967
Media	29,723	—	—	—	—	29,723
Personal Care Products	122,445	—	—	—	238,494	360,939
Trading Companies & Distributors	—	—	—	—	—	—
Total Control Investments	$2,542,978	$61,802	$—	$7,200	$755,638	$3,367,618
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$12,835	$12,835
Textiles, Apparel & Luxury Goods	—	—	—	—	—	—
Total Affiliate Investments	$—	$—	$—	$—	$12,835	$12,835
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$121,447	$95,000	$—	$—	$—	$216,447
Automobile Components	33,512	67,000	—	—	25,802	126,314
Commercial Services & Supplies	147,365	153,400	—	—	5,000	305,765
Construction & Engineering	19,252	—	—	—	3,343	22,595
Distributors	310,501	8,351	—	—	59,328	378,180
Diversified Consumer Services	103,214	—	—	—	—	103,214
Diversified Telecommunication Services	186,687	59,071	—	—	—	245,758
Financial Services	77,832	—	—	—	—	77,832
Food Products	18,457	69,063	—	—	—	87,520
Health Care Providers & Services	207,226	85,129	—	—	54,621	346,976
Health Care Technology	126,176	—	—	—	—	126,176
Hotels, Restaurants & Leisure	30,681	—	—	—	—	30,681
Interactive Media & Services	87,850	—	—	—	—	87,850
IT Services	51,818	19,690	—	—	2,500	74,008
Leisure Products	70,188	—	—	—	1	70,189
Machinery	13,608	—	—	—	—	13,608
Media	86,205	—	—	—	—	86,205
Personal Care Products	10,577	—	—	—	2,111	12,688
Pharmaceuticals	122,789	—	—	—	—	122,789
Professional Services	80,377	—	—	—	13,779	94,156
Software	47,982	136,006	—	—	—	183,988
Specialty Retail	10,791	—	—	—	23,898	34,689
Textiles, Apparel & Luxury Goods	66,071	—	—	—	19,109	85,180
Structured Finance(A)	—	—	2,108	—	—	2,108
Total Non-Control/Non-Affiliate	$2,030,606	$692,710	$2,108	$—	$209,492	$2,934,916
Total Portfolio Investment Cost	$4,573,584	$754,512	$2,108	$7,200	$977,965	$6,315,369

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2026 (Continued)
The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of June 30, 2026:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets Applicable to Common Stock
Control Investments
Aerospace & Defense	$54,780	$—	$—	$—	$69,479	$124,259	4.2%
Commercial Services & Supplies	74,837	—	—	5,195	11,779	91,811	3.2%
Construction & Engineering	83,859	—	—	—	209,995	293,854	10.1%
Consumer Finance	527,813	61,802	—	—	559,538	1,149,153	39.2%
Distributors	6,710	—	—	—	—	6,710	0.2%
Diversified Consumer Services	700	—	—	—	3,128	3,828	0.1%
Energy Equipment & Services	141,279	—	—	—	—	141,279	4.8%
Residential Real Estate Investment Trusts (REITs)	876,859	—	—	—	204,737	1,081,596	36.9%
Health Care Providers & Services	340,451	—	—	—	—	340,451	11.7%
Household Durables	96,357	—	—	—	12,208	108,565	3.7%
Machinery	61,322	—	—	—	37,153	98,475	3.4%
Marine Transport	—	—	—	—	12,077	12,077	0.4%
Media	29,723	—	—	—	50,081	79,804	2.7%
Personal Care Products	112,412	—	—	—	—	112,412	3.8%
Trading Companies & Distributors	—	—	—	—	—	—	—%
Structured Finance(A)	—	—	—	—	—	—	—%
Total Control Investments	$2,407,102	$61,802	$—	$5,195	$1,170,175	$3,644,274	124.4%
Fair Value % of Net Assets	82.1%	2.1%	—%	0.2%	40.0%	124.4%	—
Affiliate Investments
Commercial Services & Supplies	$—	$—	$—	$—	$30,447	$30,447	1.0%
Textiles, Apparel & Luxury Goods	—	—	—	—	—	—	—%
Total Affiliate Investments	$—	$—	$—	$—	$30,447	$30,447	1.0%
Fair Value % of Net Assets	—%	—%	—%	—%	1.0%	1.0%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$72,633	$95,000	$—	$—	$—	$167,633	5.7%
Automobile Components	1,192	28,578	—	—	439	30,209	1.0%
Building Products	—	—	—	—	—	—	(0.1)%
Commercial Services & Supplies	147,877	153,500	—	—	22,257	323,634	11.2%
Construction & Engineering	19,252	—	—	—	3,343	22,595	0.8%
Distributors	316,707	7,416	—	—	23,796	347,919	11.9%
Diversified Consumer Services	9,611	—	—	—	—	9,611	0.3%
Diversified Telecommunication Services	182,006	8,429	—	—	—	190,435	6.5%
Financial Services	77,832	—	—	—	—	77,832	2.6%
Food Products	14,877	69,380	—	—	—	84,257	2.9%
Health Care Providers & Services	219,882	47,487	—	—	150,868	418,237	14.3%
Health Care Technology	123,898	—	—	—	—	123,898	4.3%
Hotels, Restaurants & Leisure	28,097	—	—	—	—	28,097	1.0%
Interactive Media & Services	87,850	—	—	—	—	87,850	3.0%
IT Services	49,678	7,126	—	—	769	57,573	2.0%
Leisure Products	70,188	—	—	—	—	70,188	2.4%
Machinery	13,608	—	—	—	—	13,608	0.5%
Media	84,908	—	—	—	—	84,908	2.9%
Personal Care Products	10,577	—	—	—	1,028	11,605	0.4%
Pharmaceuticals	141,316	—	—	—	—	141,316	4.8%
Professional Services	79,581	—	—	—	12,591	92,172	3.1%
Software	47,982	100,490	—	—	—	148,472	5.0%
Specialty Retail	7,829	—	—	—	—	7,829	0.3%
Textiles, Apparel & Luxury Goods	74,451	—	—	—	50,714	125,165	4.2%
Structured Finance (A)	—	—	2,794	—	—	2,794	0.1%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2026 (Continued)

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
(in thousands, except share data)

Endnote Explanations as of June 30, 2026 (Continued)

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

PROSPECT CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)
(in thousands, except share data)

Endnote Explanations as of June 30, 2026 (Continued)

Upstream Holdco, Inc. - Second Lien Term Loan	13.27%	—%	13.27%
Upstream Holdco, Inc. - Second Lien Term Loan	12.67%	—%	12.67%
Valley Electric Company, Inc. - First Lien Term Loan to Valley Electric Co. of Mt. Vernon, Inc.	—%	2.50%	2.50%
Valley Electric Company, Inc. - First Lien Term Loan	—%	10.00%	10.00%
Valley Electric Company, Inc. - First Lien Term Loan B	—%	5.50%	5.50%
Victor Technology, LLC - First Lien Term Loan	—%	11.49%	11.49%	(I)
Wellful Inc. - Second Out First Lien Term Loan	—%	10.24%	10.24%
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

(37)As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2026, with these controlled investments were as follows:

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
(in thousands, except share data)

Endnote Explanations as of June 30, 2026 (Continued)
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
(in thousands, except share data)

Endnote Explanations as of June 30, 2026 (Continued)

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

Endnote Explanations as of June 30, 2026 (Continued)

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

Endnote Explanations as of June 30, 2026 (Continued)

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
(in thousands, except share data)

Endnote Explanations as of June 30, 2026 (Continued)
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 2. Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q, ASC 946, Financial Services—Investment Companies (“ASC 946”), and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with GAAP are omitted. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending June 30, 2027.
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
Restricted cash relates to a contractual requirement for our Revolving Credit Facility to maintain a minimum cash balance in a reserve account. The contractual requirement is based upon our outstanding borrowing on our Revolving Credit Facility. Additionally, as of September 30, 2026, restricted cash may also include collateral posted to cover variation margin that may be restricted until the position is closed out. This balance is required by our custody control agreement to be held in a custody account. Restricted cash may also include cash collateral posted to our derivative counterparty to cover variation margin under our ISDA Master Agreement and related Credit Support Annex. Any such collateral is held in a custody account in the Company’s name that is pledged to the counterparty under a custody control agreement, and is restricted until returned to the Company in accordance with the terms of those agreements. As of September 30, 2026 and June 30, 2026, the Company had not posted any collateral. Refer to Note 6. Derivative Instruments for additional information.
Reclassifications
Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three months ended September 30, 2026. See Note 12. Income Taxes and Note 16. Financial Highlights.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of September 30, 2026 and June 30, 2026, our qualifying assets as a percentage of total assets, stood at 80.52% and 81.94%, respectively.
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
Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific identification method. Amounts for investments traded but not yet settled are reported in Due to Broker or Due from Broker, in the Consolidated Statements of Assets and Liabilities. Due to Broker may also include amounts payable for repurchases of the Company’s Unsecured Notes that have traded but not yet settled and the Settlement Amount (as defined below) of any Holder Optional Conversion where the shares of Preferred Stock have been surrendered and cancelled and the common stock has not yet been issued. As of September 30, 2026 and June 30, 2026, we have no assets going through foreclosure.
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
We use foreign currency forward contracts to manage a portion of our exposure to changes in the Israeli Shekel/U.S. Dollar exchange rate associated with principal and interest on the 5.50% 2030 Notes. Certain forward contracts are designated as cash flow hedges of forecasted interest payments and certain forward contracts are designated as fair value hedges of the foreign currency risk in the 5.50% 2030 Notes’ principal. Refer to Note 6. Derivative Instruments for additional information, including the accounting for amounts recognized in earnings and other comprehensive income.

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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectability of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and payment-in-kind (“PIK”) interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of September 30, 2026 and June 30, 2026, approximately 0.2% and 0.7%, respectively, of our total assets at fair value are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of September 30, 2026, we do not expect to have any excise tax due for the 2026 calendar year. Thus, we have not accrued any excise tax for this period.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2026, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations, and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2023 and thereafter remain subject to examination by the Internal Revenue Service.
Taxable Subsidiaries
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. As of September 30, 2026, and June 30, 2026, no net tax benefit or expense was recorded since they did not result in a material provision for income taxes. As of September 30, 2026, and June 30, 2026, the net deferred tax asset or liability was not material to the financial statements after taking into account valuation allowances.

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
Financing Costs
We record origination expenses related to our Revolving Credit Facility as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation for our Revolving Credit Facility. Debt issuance costs and origination discounts related to our 3.364% 2026 Notes, and 3.437% 2028 Notes are presented net against the outstanding principal of the respective note and amortized as part of interest expense using the effective interest method over the stated life of the respective instrument. Debt issuance costs and origination discounts related to our 5.50% 2030 Notes (collectively, with our 3.364% 2026 Notes and 3.437% 2028 Notes, our “Public Notes”) and Prospect Capital InterNotes® (collectively, with our Public Notes, our “Unsecured Notes”) are net against the outstanding principal amount of our 5.50% 2030 Notes and Prospect Capital InterNotes®, respectively, and are amortized as part of interest expense using the straight-line method over the stated maturity of the respective note. In the event that we modify or extinguish our debt before maturity, we follow the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Revolving Credit Facility, any unamortized deferred costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our Unsecured Notes, any unamortized deferred costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.

We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) or Israeli Securities Authority (“ISA”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or reclassified to deferred debt issuance costs upon the receipt of proceeds from a debt offering and are presented and amortized in accordance with the above policy. The prepaid expenses are charged to expense if no offering is completed. As of September 30, 2026 and June 30, 2026, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.

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
We compute earnings per common share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Basic earnings per common share is calculated by dividing the net increase (decrease) in net assets resulting from operations applicable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share gives effect to all dilutive potential common shares outstanding using the if-converted method for our Convertible Preferred Stock. Diluted earnings per share excludes all dilutive potential common shares if their effect is anti-dilutive.

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
The Company designates certain foreign currency forward contracts as cash flow hedges, which hedge the foreign currency exchange rate risk associated with forecasted interest payments on the 5.50% 2030 Notes, which are payable in Israeli Shekel. For qualifying cash flow hedges, the change in fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in other comprehensive income (loss) (“OCI”) and is reclassified into earnings in the same Consolidated Statement of Operations line item as the hedged item, when the hedged cash flows affect earnings. This will occur when interest payments are made and when the principal of the loan is fully repaid. If it becomes probable that a hedged forecasted transaction will not occur, the related gains or losses in accumulated other comprehensive income (loss) are immediately reclassified into interest expense.
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
In September 2026, the FASB issued ASU No. 2026-03, “Fair Value Measurement (Topic 820): Investment Companies With Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2026-03”), which requires investment companies to reflect contractual sale restrictions in the fair value of equity securities. ASU 2026-03 is effective for public business entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, and is to be applied on a prospective basis. The Company is currently evaluating the impact of ASU 2026-03 on its consolidated financial statements.

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
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disclosure of specified expense categories within relevant income statement captions. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, and is to be applied on a prospective basis with the option to apply retrospectively. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements.

Note 3. Portfolio Investments
As of September 30, 2026, we had investments in 85 portfolio companies and other portfolio investments, which had an amortized cost of $5,944,319 and a fair value of $5,944,478. As of June 30, 2026, we had investments in 91 portfolio companies, which had an amortized cost of $6,315,369 and a fair value of $6,342,558.
The original cost basis of debt and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $90,477 and $91,567 during the three months ended September 30, 2026 and September 30, 2025, respectively. Debt repayments and considerations from sales of equity securities of approximately $257,372 and $234,660 were received during the three months ended September 30, 2026 and September 30, 2025, respectively.
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
The following table shows the composition of our investment portfolio as of September 30, 2026 and June 30, 2026:

	September 30, 2026		June 30, 2026
	Cost	Fair Value	Cost	Fair Value
First Lien Revolving Line of Credit	$92,288	$82,317	$78,795	$72,378
First Lien Debt(1)	4,154,259	3,952,018	4,494,789	4,216,556
Second Lien Revolving Line of Credit	5,284	5,284	1,854	1,854
Second Lien Debt	651,305	568,779	752,658	577,354
Unsecured Debt	7,200	5,213	7,200	5,195
Subordinated Structured Notes	—	—	2,108	2,794
Equity	1,033,983	1,330,867	977,965	1,466,427
Total Investments	$5,944,319	$5,944,478	$6,315,369	$6,342,558
(1) First lien debt includes loans that the Company classifies as “unitranche” and loans classified as “first lien last out”. The total amortized cost and fair value of the unitranche and/or last out loans were $63,005 and $58,579, respectively, as of September 30, 2026. The total amortized cost and fair value of the unitranche and/or last out loans were $219,582 and $155,717, respectively, as of June 30, 2026.

The following table shows the fair value of our investments and derivative instruments disaggregated into the three levels of the ASC 820 valuation hierarchy as of September 30, 2026:

	Level 1	Level 2	Level 3	Total
First Lien Revolving Line of Credit	$—	$—	$82,317	$82,317
First Lien Debt(1)	—	1,124	3,950,894	3,952,018
Second Lien Revolving Line of Credit	—	—	5,284	5,284
Second Lien Debt	—	—	568,779	568,779
Unsecured Debt	—	—	5,213	5,213
Subordinated Structured Notes	—	—	—	—
Equity	—	—	1,330,867	1,330,867
Total Investments	$—	$1,124	$5,943,354	$5,944,478
Derivative Instruments(2)
Foreign currency forward contracts - Assets	$—	$14,373	$—	$14,373
Total Foreign currency forward contracts - Assets	$—	$14,373	$—	$14,373
Foreign currency forward contracts - Liabilities	$—	$—	$—	$—
Total Foreign currency forward contracts - Liabilities	$—	$—	$—	$—
(1) First lien debt includes loans that the Company classifies as “unitranche”. The total amortized cost and fair value of the unitranche loan was $63,005 and $58,579, respectively, as of September 30, 2026.
(2) All foreign currency forward contracts are designated in hedge relationships.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The following table shows the fair value of our investments and derivative instruments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2026.

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

(1) First lien debt includes loans that the Company classifies as “unitranche”. The total amortized cost and fair value of the unitranche loan were $219,582 and $155,717, respectively, as of June 30, 2026.
(2) All foreign currency forward contracts are designated in hedge relationships.

The following tables show the aggregate changes in the fair value of our Level 3 investments during the three months ended September 30, 2026:

	First Lien Revolving Line of Credit	First Lien Debt(2)	Second Lien Revolving Line of Credit	Second Lien Debt	Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2026	$72,378	$4,215,364	$1,854	$577,313	$5,195	$2,794	$1,466,427	$6,341,325
Net realized (losses) gains on investments	—	(85,924)	—	(88,823)	6	163	107,655	(66,923)
Net change in unrealized (losses) gains	(3,554)	71,292	—	92,778	18	(686)	(191,578)	(31,730)
Net realized and unrealized (losses) gains	(3,554)	(14,632)	—	3,955	24	(523)	(83,923)	(98,653)
Purchases of portfolio investments	15,091	24,123	3,430	—	—	—	28,801	71,445
Payment-in-kind interest	958	13,170	—	2,327	—	—	2,577	19,032
Accretion of discounts and premiums, net	—	1,208	—	72	—	—	—	1,280
Decrease to Subordinated Structured Notes cost, net(4)	—	—	—	—	—	(1,837)	—	(1,837)
Repayments and sales of portfolio investments	(2,556)	(236,262)	—	(6,500)	(6)	(434)	(143,605)	(389,363)
Transfers within Level 3(1)(3)	—	(52,161)	—	(8,429)	—	—	60,590	—
Transfers out of Level 3(1)	—	—	—	—	—	—	—	—
Transfers into Level 3(1)	—	84	—	41	—	—	—	125
Fair value as of September 30, 2026	$82,317	$3,950,894	$5,284	$568,779	$5,213	$—	$1,330,867	$5,943,354

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended September 30, 2026, three of our first lien notes and one of our second lien notes transferred out of Level 2 into Level 3 because inputs to the valuation became unobservable. During the three months ended September 30, 2026, one of our second lien notes and six first lien loans transferred to two first lien loans and two equity positions.
(2) First lien debt includes loans that the Company classifies as “unitranche” and a loan classified as “first lien last out”. The total amortized cost and fair value of the unitranche and/or last out loans were $63,005 and $58,579, respectively, as of September 30, 2026. The total amortized cost and fair value of the unitranche and/or last out loans were $219,582 and $155,717, respectively, as of June 30, 2026.
(3) Includes reorganizations and restructuring of investments.
(4) Reduction to cost value of our Subordinated Structured Notes investments represents the difference between distributions received, or entitled to be received, for the three months ended September 30, 2026, of $1,837 and no effective yield interest income was recognized on our Subordinated Structured Notes.

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
For the three months ended September 30, 2026 and September 30, 2025, respectively the net change in unrealized (losses) gains on the investments that use Level 3 inputs was $31,685 and $45,245 for investments still held as of September 30, 2026 and September 30, 2025, respectively.
The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of September 30, 2026 and June 30, 2026:

	September 30, 2026			June 30, 2026
	Cost	Fair Value	% of Portfolio	Cost	Fair Value	% of Portfolio
Consumer Finance	$775,068	$1,164,510	19.6%	$760,592	$1,149,153	18.1%
Equity Real Estate Investment Trusts (REITs)	911,906	1,071,107	18.0%	896,889	1,081,596	17.1%
Health Care Providers & Services	731,184	691,226	11.6%	776,917	758,688	12.0%
All Other Industries	3,526,161	3,017,635	50.8%	3,880,971	3,353,121	55.2%
Total	$5,944,319	$5,944,478	100.0%	$6,315,369	$6,342,558	100.0%
As of September 30, 2026, portfolio investments located in Mississippi comprised 16.6% of our portfolio at fair value, with a cost of $500,776 and a fair value of $983,900 while portfolio investments located in California comprised 13.4% of our portfolio at fair value, with a cost of $1,134,558 and a fair value of $797,419.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2026 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (3)
First Lien Debt	$1,295,503	Discounted cash flow (Yield analysis)	Market yield	8.6%	to	24.7%	12.7%
First Lien Debt	891,876	Discounted cash flow	Discount rate	6.5%	to	10.5%	7.2%
			Terminal Cap Rate	5.5%	to	8.3%	6.0%
First Lien Debt	570,356	Enterprise value waterfall (Market approach)	EBITDA multiple	6.3x	to	12.5x	10.3x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	13.0%	to	16.5%	14.0%
First Lien Debt	469,630	Enterprise value waterfall (Market approach)	Tangible book value multiple	3.5x	to	4.0x	4.0x
			Earnings multiple	8.8x	to	13.3x	13.3x
First Lien Debt	434,653	Enterprise value waterfall (Market approach)	EBITDA multiple	4.8x	to	10.0x	8.3x
First Lien Debt	278,120	Enterprise value waterfall (Market approach)	Revenue multiple	0.3x	to	3.5x	1.9x
First Lien Debt	54,113	Enterprise value waterfall (Market approach)	Tangible book value multiple	0.9x	to	1.6x	1.6x
First Lien Debt	18,104	Discounted cash flow (Yield analysis)	Market yield	12.9%	to	12.9%	12.9%
		Option Pricing Model	Expected volatility	50.0%	to	60.0%	60.0%
First Lien Debt	11,294	Enterprise value waterfall (Discounted cash flow)	Discount rate	10.0%	to	20.0%	15.0%
First Lien Debt	8,575	Enterprise value waterfall (Market approach)	Revenue multiple	1.1x	to	1.5x	1.5x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	18.8%	to	20.8%	18.8%
First Lien Debt	987	Option Pricing Model	Expected volatility	60.0%	to	70.0%	65.0%
		Enterprise value waterfall (Market approach)	EBITDA multiple	6.5x	to	7.5x	7.0x
Second Lien Debt	417,369	Discounted cash flow (Yield analysis)	Market yield	12.5%	to	58.6%	18.8%
Second Lien Debt	69,388	Takeout Scenario	Takeout Fair Value	100%	to	100%	100%
Second Lien Debt	65,232	Enterprise value waterfall (Market approach)	EBITDA multiple	5.3x	to	6.3x	6.3x
Second Lien Debt	21,404	Enterprise value waterfall (Market approach)	EBITDA multiple	9.5x	to	10.0x	9.5x
		Discounted cash flow (Yield analysis)	Equity rates of return	25.0%	to	30.0%	27.5%
Second Lien Debt	670	Asset recovery analysis	Recoverable amount	n/a			n/a
Unsecured Debt	5,213	Enterprise value waterfall (Market approach)	EBITDA multiple	5.3x	to	6.8x	6.8x
Preferred Equity	160,562	Enterprise value waterfall (Market approach)	EBITDA multiple	3.3x	to	10.5x	8.7x
Preferred Equity	31,537	Option Pricing Model	Expected volatility	55.0%	to	70.0%	67.0%
		Enterprise value waterfall (Market approach)	EBITDA multiple	6.5x	to	7.8x	7.7x
Liquidation Trust	7,586	Deficiency claim analysis	Recoverable amount	n/a			n/a
Common Equity/Interests/Warrants	514,270	Enterprise value waterfall (Market approach)	Tangible book value multiple	3.5x	to	4.0x	4.0x
			Earnings multiple	8.8x	to	13.3x	13.3x
Common Equity/Interests/Warrants	291,348	Enterprise value waterfall (Market approach)	EBITDA multiple	4.5x	to	11.0x	7.4x
Common Equity/Interests/Warrants	179,231	Discounted cash flow	Discount rate	6.5%	to	10.5%	7.2%
			Terminal Cap Rate	5.5%	to	8.3%	6.0%
Common Equity/Interests/Warrants (2)	52,455	Discounted cash flow	Discount rate	7.8%	to	8.8%	8.8%
			Recovery rate	25.0%	to	125.0%	109.4%
Common Equity/Interests/Warrants	32,106	Enterprise value waterfall (Market approach)	Revenue multiple	0.3x	to	3.5x	0.7x
Common Equity/Interests/Warrants	26,010	Enterprise value waterfall (Market Approach)	EBITDA multiple	6.3x	to	12.5x	7.1x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	13.0%	to	16.5%	14.3%
Common Equity/Interests/Warrants	18,724	Enterprise value waterfall (Discounted cash flow)	Discount rate	10.0%	to	20.0%	15.0%
Common Equity/Interests/Warrants	12,008	Asset recovery analysis	Recoverable amount	n/a			n/a
Common Equity/Interests/Warrants	5,030	Option Pricing Model	Expected volatility	40.0%	to	40.0%	40.0%
Total Level 3 Investments	$5,943,354

(1)Represents the implied discount rate based on our internally generated single-cash flow model that is derived from the fair value estimated by the corresponding multi-path cash flow model utilized by the independent valuation firm.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

(2)Represents PSEC’s 94.99% share of the escrow and earnout receivables from the sale of Valley Electric Company, Inc.
(3)The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment.
The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2026 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range			Weighted Average (3)
First Lien Debt	$1,387,300	Discounted cash flow (Yield analysis)	Market yield	8.0%	to	24.0%	12.0%
First Lien Debt	876,859	Discounted cash flow	Discount Rate	6.5%	to	10.5%	7.3%
			Terminal Cap Rate	5.5%	to	8.3%	6.1%
First Lien Debt	655,124	Enterprise value waterfall (Market approach)	EBITDA multiple	5.3x	to	12.5x	9.7x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	11.3%	to	16.0%	13.3%
First Lien Debt	506,062	Enterprise value waterfall (Market approach)	EBITDA multiple	4.8x	to	10.0x	8.4x
First Lien Debt	460,264	Enterprise value waterfall (Market approach)	Tangible book value multiple	3.5x	to	4.0x	4.0x
			Earnings multiple	8.8x	to	13.3x	13.3x
First Lien Debt	307,175	Enterprise value waterfall (Market approach)	Revenue multiple	0.3x	to	3.0x	1.5x
First Lien Debt	56,537	Enterprise value waterfall (Market approach)	Tangible book value multiple	0.9x	to	1.6x	1.3x
First Lien Debt	18,034	Discounted cash flow (Yield analysis)	Market yield	13.1%	to	13.1%	13.1%
		Option Pricing Model	Expected volatility	50.0%	to	60.0%	60.0%
First Lien Debt	11,012	Enterprise value waterfall (Discounted cash flow)	Discount rate	10.0%	to	20.0%	15.0%
First Lien Debt	9,375	Enterprise value waterfall (Market approach)	Revenue multiple	1.1x	to	1.5x	1.5x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	18.3%	to	20.3%	18.3%
Second Lien Debt	480,118	Discounted cash flow (Yield analysis)	Market yield	11.4%	to	57.7%	17.0%
Second Lien Debt	61,802	Enterprise value waterfall (Market approach)	EBITDA multiple	6.3x	to	7.3x	7.3x
Second Lien Debt	21,402	Enterprise value waterfall (Market approach)	EBITDA multiple	9.3x	to	9.8x	9.5x
		Discounted cash flow (Yield analysis)	Equity rates of return	25.0%	to	30.0%	25.0%
Second Lien Debt	8,429	Enterprise value waterfall (Market approach)	EBITDA multiple	5.3x	to	8.0x	6.6x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	11.3%	to	13.3%	12.3%
Second Lien Debt	7,416	Asset recovery analysis	Recoverable amount	n/a			n/a
Subordinated Structured Notes	2,794	Discounted cash flow	Discount rate (1)	13.8%	to	13.9%	13.9%
Unsecured Debt	5,195	Enterprise value waterfall (Market approach)	EBITDA multiple	5.3x	to	6.8x	6.8x
Preferred Equity	158,791	Enterprise value waterfall (Market approach)	EBITDA multiple	3.5x	to	10.0x	8.7x
Preferred Equity	35,496	Option Pricing Model	Expected volatility	55.0%	to	70.0%	66.9%
		Enterprise value waterfall (Market approach)	EBITDA multiple	6.0x	to	7.5x	7.2x
Liquidation Trust	12,264	Deficiency claim analysis	Recoverable amount	n/a			n/a
Common Equity/Interests/Warrants	503,988	Enterprise value waterfall (Market approach)	EBITDA multiple	4.5x	to	11.3x	8.1x
Common Equity/Interests/Warrants	500,514	Enterprise value waterfall (Market approach)	Tangible book value multiple	3.5x	to	4.0x	4.0x
			Earnings multiple	8.8x	to	13.3x	13.3x
Common Equity/Interests/Warrants	187,771	Discounted cash flow	Discount rate	6.5%	to	10.5%	7.3%
			Terminal Cap Rate	5.5%	to	8.3%	6.1%
Common Equity/Interests/Warrants	20,720	Enterprise value waterfall (Discounted cash flow)	Discount rate	10.0%	to	20.0%	15.0%
Common Equity/Interests/Warrants (2)	16,966	Discounted cash flow	Discount rate	6.5%	to	10.5%	7.3%
			Terminal Cap Rate	0.055	to	8.3%	6.1%
Common Equity/Interests/Warrants	14,710	Enterprise value waterfall (Market Approach)	EBITDA multiple	5.8x	to	12.5x	6.8x
		Enterprise value waterfall (Discounted cash flow)	Discount rate	0.123	to	16.0%	15.0%

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Common Equity/Interests/Warrants	12,077	Asset recovery analysis	Recoverable amount	n/a			n/a
Common Equity/Interests/Warrants	3,128	Enterprise value waterfall (Market approach)	Revenue multiple	0.4x	to	3.0x	3.0x
Common Equity/Interests/Warrants	2	Discounted cash flow	Discount rate	21.5%	to	22.5%	21.5%
Total Level 3 Investments	$6,341,325

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
Changes in Valuation Techniques
During the three months ended September 30, 2026, the valuation methodology for First Brands Group (“First Brands”) for the First Lien Term Loan, First Lien Term Loan 2, Second Lien Term Loan, and First Lien DIP Term Loan B changed from relying on market quotes to relying solely on a liquidation analysis, following the conversion of First Brand’s Chapter 11 bankruptcy proceedings to Chapter 7 on August 24, 2026, as these tranches are junior to the First Lien DIP Term Loan A and are not expected to receive recovery outside litigation. As a result, the fair value of our investments in the First Lien Term Loan, First Lien Term Loan 2, Second Lien Term Loan, and First Lien DIP Term Loan B decreased to $— as of September 30, 2026. On September 30, 2026, we wrote down the cost basis of the First Lien Term Loan, First Lien Term Loan 2, Second Lien Term Loan, First Lien DIP Term Loan A, and First Lien DIP Term Loan B to fair value and recognized realized losses of $4,371, $2,938, $37,000, $4,684 and $17,470, respectively.
During the three months ended September 30, 2026, the valuation methodology for BCPE North Star US Holdco 2, Inc. (“Dessert Holdings”) for the Second Lien Term Loan changed from the yield analysis to a take-out scenario, given Dessert Holdings’ near-term refinancing of its credit facilities. As a result, the fair value of our investment in the Second Lien Term Loan increased to $69,388 as of September 30, 2026, a premium of $301 from its amortized cost, compared to the $317 unrealized premium recorded at June 30, 2026.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

During the three months ended September 30, 2026, the valuation methodology for Discovery Point Retreat, LLC for the First Lien Delayed Draw Term Loan changed from the yield analysis to a combination of the enterprise value waterfall and Black-Scholes Option Pricing Method, consistent with the Series A Preferred Stock, given the loan’s convertibility into Series A Preferred Stock, and being in the money based on enterprise value. The fair value of our investment in the First Lien Delayed Draw Term Loan was $987, as of September 30, 2026, which is equal to its amortized cost, consistent with the fair value having equaled its amortized cost at June 30, 2026.
During the three months ended September 30, 2026, the valuation methodology for Wellful, Inc. (“Nutrisystem”) for the Second Out First Lien Term Loan changed from relying solely on the yield analysis to a combination of the yield analysis and market quotes, since market quotes were more active in the current period. The fair value of our investment in the Second Out First Lien Term Loan increased to $15,132 as of September 30, 2026, a discount of $3,210 from its amortized cost, compared to the $3,580 unrealized discount recorded at June 30, 2026.
Credit Quality Indicators and Undrawn Commitments
As of September 30, 2026, $3,528,378 of our loans to portfolio companies, at fair value, bear interest at floating rates and, if applicable, have LIBOR or SOFR floors ranging from 0.5% to 5.0%. As of September 30, 2026, $1,085,233 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 5.75% to 30.0%. As of June 30, 2026, $3,701,239 of our loans to portfolio companies, at fair value, bore interest at floating rates and, if applicable, have LIBOR or SOFR floors ranging from 0.5% to 5.5%. As of June 30, 2026, $1,172,098 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 5.75% to 30.0%.
As of September 30, 2026 and June 30, 2026, the cost basis of our loans on non-accrual status amounted to $107,345 and $298,227 respectively, with fair value of $9,354 and $42,531, respectively. The fair values of these investments represent approximately 0.2% and 0.7% of our total assets at fair value as of September 30, 2026 and June 30, 2026, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 3.00%. As of September 30, 2026 and June 30, 2026, we had $57,612 and $64,611, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies of which $51,717 and $52,446 are considered at the Company’s sole discretion. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of September 30, 2026 and June 30, 2026 as they were all floating rate instruments that repriced frequently.
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
During the three months ended September 30, 2026, we provided $15,017 of debt financing to NPRC to fund real estate capital expenditures and provide working capital.
During the three months ended September 30, 2026, we received partial repayments of $0 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
During the three months ended September 30, 2025, we provided $25,568 of debt financing to NPRC to fund real estate capital expenditures and provide working capital.
During the three months ended September 30, 2025, we received partial repayments of $22,604 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
As of September 30, 2026, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $911,906 and a fair value of $1,071,107, primarily related to NPRC’s real estate portfolio. The real estate portfolio was comprised of forty-four multi-family properties, four senior living properties, and two commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of September 30, 2026:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Taco Bell, OK	Yukon, OK	6/4/2014	$1,719	$—
2	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
3	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	21,569
4	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	22,945
5	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	43,656
6	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	25,935
7	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	21,372
8	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	31,810
9	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	27,625
10	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	17,195
11	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	147,308
12	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	85,070
13	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	14,826
14	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	51,997
15	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	17,986
16	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	34,334
17	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	91,050
18	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	57,531
19	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	29,537
20	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	46,382
21	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	78,813
22	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
23	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	74,372
24	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
25	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	38,335
26	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,600
27	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	62,379
28	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
29	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	13,910
30	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	41,608
31	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	18,421
32	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
33	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,836
34	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,896
35	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,094
36	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,476
37	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	106,850
38	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	62,223
39	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
40	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	37,145
41	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	30,005
42	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	24,746
43	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
44	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
45	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
46	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
47	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
48	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,322
49	NPRC Apex Holdings LLC	Cincinnati, OH	1/19/2024	34,225	27,712
50	NPRC Parkton Holdings LLC	Cincinnati, OH	1/19/2024	45,775	37,090
				$2,222,716	$1,915,734

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

As of June 30, 2026, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $896,889 and a fair value of $1,081,596. The real estate portfolio was comprised of forty-four multi-family properties, two student housing properties, four senior living properties, and two commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of June 30, 2026:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Taco Bell, OK	Yukon, OK	6/4/2014	$1,719	$—
2	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
3	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	21,569
4	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	22,945
5	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	43,656
6	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	25,935
7	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	21,372
8	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	31,810
9	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	27,625
10	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	17,195
11	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	9,905
12	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	13,000
13	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	147,934
14	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	85,465
15	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	14,892
16	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	52,245
17	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	18,073
18	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	34,505
19	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	91,417
20	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	57,729
21	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	29,652
22	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	46,561
23	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,107
24	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
25	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	74,962
26	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
27	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	38,503
28	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,668
29	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	62,718
30	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
31	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	13,980
32	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	41,817
33	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	18,519
34	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
35	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,975
36	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,955
37	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,203
38	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,601
39	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	106,850
40	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	62,223
41	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
42	NPRC Twin Oaks LLC	Hattiesburg, MS	3/18/2022	44,850	37,105
43	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	29,961
44	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	24,700
45	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
46	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
47	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
48	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
49	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
50	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,403
51	NPRC Apex Holdings LLC	Cincinnati, OH	1/19/2024	34,225	27,712

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
52	NPRC Parkton Holdings LLC	Cincinnati, OH	1/19/2024	45,775	37,090
				$2,255,316	$1,943,307
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
For the three months ended September 30, 2026 and September 30, 2025, NPRC was deemed to be a significant subsidiary due to income. The following table shows summarized income statement information for NPRC for the periods included in this quarterly report:

	Three Months Ended September 30,
Summary Statement of Operations	2026	2025
Total income	$83,309	$140,894
Operating expenses	(48,841)	(55,098)
Operating income	34,468	85,796
Interest expense	(30,679)	(43,785)
Depreciation and amortization	(24,299)	(26,547)
Fair value adjustment	(1,503)	(2,642)
Net Income (loss)	$(22,013)	$12,822

During the three months ended September 30, 2026 and September 30, 2025, First Tower Finance Company LLC (“First Tower Finance”) was deemed a significant subsidiary due to income. The following table shows First Tower Finance summarized income statement information for the periods included within this quarterly report:

	Three Months Ended September 30,
Summary Statement of Operations	2026	2025
Total income	$101,060	$88,288
Gross profit	$30,569	$26,018
Net Profit (loss)	$4,852	$3,056

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 4. Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, PCF, a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective June 28, 2024, we completed an extension and upsizing of the revolving credit facility (the “Revolving Credit Facility”). The lenders have extended commitments of $2,121,500 as of September 30, 2026. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $2,250,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extended the maturity date to June 28, 2029 and the revolving period through June 28, 2028, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements, among other items. The Revolving Credit Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. As of September 30, 2026, we were in compliance with the applicable covenants of the Revolving Credit Facility.
The interest rate on borrowings under the Revolving Credit Facility is one-month SOFR plus 205 basis points. Additionally, the lenders charge a fee on the unused portion of the revolving credit facility amount equal to either 40 basis points if more than 60% of the revolving credit facility amount is drawn, 70 basis points if more than 35% and an amount less than or equal to 60% of the revolving credit facility amount is drawn, or 150 basis points if an amount less than or equal to 35% of the revolving credit facility amount is drawn. The Revolving Credit Facility requires us to pledge assets as collateral in order to borrow under the Revolving Credit Facility. As of September 30, 2026, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility, had an aggregate fair value of $2,003,998, which represents 33.5% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $2,121,500.
For the three months ended September 30, 2026 and September 30, 2025, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Three Months Ended September 30,
	2026	2025
Average stated interest rate	5.73%	6.36%
Average outstanding balance	$737,631	$925,397
As of September 30, 2026 and June 30, 2026, we had $777,956 and $623,891, respectively, available to us for borrowing under the Revolving Credit Facility, net of $287,152 and $562,328 outstanding borrowings as of the respective balance sheet dates.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $38,278 of fees, all of which are being amortized over the term of the facility. As of September 30, 2026 and June 30, 2026, $12,940 and $14,128, respectively, of the fees remain to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended September 30, 2026 and September 30, 2025, we recorded $14,507 and 18,411, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 5. Public Notes
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
During the three months ended September 30, 2026, we repurchased $1,266 aggregate principal amount of the 3.364% 2026 Notes at a weighted average price of 99.24%, including commissions, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $73 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 3.364% 2026 Notes.
As of September 30, 2026 and June 30, 2026, the outstanding aggregate principal amount of the 3.364% 2026 Notes were $263,220 and $264,486, respectively.
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
During the three months ended September 30, 2026, we repurchased $33,946 aggregate principal amount of the 3.437% 2028 Notes at a weighted average price of 93.92%, including commissions, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $1,388 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 3.437% 2028 Notes.
As of September 30, 2026 and June 30, 2026, the outstanding aggregate principal amount of the 3.437% 2028 Notes were $220,803 and $254,749, respectively.
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
The Deed of Trust contains other terms and conditions, including, without limitation, affirmative and negative covenants, such as minimum total equity (common equity plus preferred equity), a maximum ratio of net debt to total assets, a minimum ratio of total equity (common equity plus preferred equity) to total assets, and a negative pledge. These and other covenants are subject to important limitations and exceptions that are described in the Deed of Trust. In addition, the Deed of Trust contains customary events of default, with customary cure and notice periods, for a notes offering in Israel. Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2026, we are in compliance with the financial covenants of the Deed of Trust. In connection with the issuance of the 5.50% 2030 Notes, the Company entered into foreign exchange forward contracts in an aggregate notional amount equal to the expected interest and principal payments under the 5.50% 2030 Notes.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

During the three months ended September 30, 2026, we repurchased $9,922 aggregate principal amount of the 5.50% 2030 Notes at a weighted average price of 93.96%, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $218 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 5.50% 2030 Notes.
As of September 30, 2026 and June 30, 2026, the outstanding aggregate principal amount of the 5.50% 2030 Notes were $167,755 and $182,153 respectively.
The 6.375% 2024 Notes, 2026 Notes, the 3.364% 2026 Notes, the 3.437% 2028 Notes, and the 5.50% 2030 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.

In connection with the issuance of the Public Notes we recorded a discount of $11,522 and debt issuance costs of $11,718, which are being amortized over the term of the notes. As of September 30, 2026 and June 30, 2026, $3,887 and $5,099 of the original issue discount and $4,781 and $5,448, respectively, of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended September 30, 2026 and September 30, 2025, we recorded $6,916 and $5,784, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
Note 6. Derivative Instruments
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
The following table provides the terms and the estimated fair values of the Company’s derivative instruments, which are presented as separate asset and liability values, if applicable, on a gross basis within the corresponding line items in the Consolidated Statements of Assets and Liabilities as of September 30, 2026:

Derivative Instruments	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date Range	Gross Fair Value of Recognized Assets	Consolidated Statement of Assets and Liabilities Location	Gross Fair Value Amount of Recognized Liabilities	Consolidated Statement of Assets and Liabilities Location
Forward Contracts designated as cash flow hedging instruments	ILS 120,547	$38,250	December 24, 2026 - December 23, 2030	$2,526	Derivative Assets	$—	Derivative Liabilities
Forward Contracts designated as fair value hedging instruments	ILS 515,710	$168,710	December 23, 2030	$11,847	Derivative Assets	$—	Derivative Liabilities
				$14,373		$—
The following table summarizes the impact that changes in the fair values of derivatives designated as fair value hedges on earnings and reclassification of derivatives designated as cash flow hedges into earnings:

			Three Months Ended September 30,
Derivative Instruments	Consolidated Statement of Operations Location	Effect of Derivative Instruments	2026	2025
Forward Contracts designated as cash flow hedging instruments	Interest Expense	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$348	$—
Forward Contracts designated as fair value hedging instruments (1)	Net change in unrealized gains (losses) from derivative instruments and foreign currency transactions	Gain (loss) recognized in Income	$4,384	$—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

(1) As of September 30, 2026, the net carrying value of the 5.50% 2030 Notes designated as the hedged item in the fair value hedge of the principal was $161,354. Because the hedge is designated for foreign currency exchange risk, the related changes in the 5.50% 2030 Notes’ net carrying value arose from foreign currency remeasurement, with offsetting changes in the related forward contract recognized in Net change in unrealized gains (losses) from derivative instruments and foreign currency transactions.

During the three months ended September 30, 2026, the Company repurchased ILS 30,000 of the 5.50% 2030 Notes and amended its forward contracts to reduce their notional amounts proportionally. The Company received $810 for the terminated portions, of which $159 related to the cash flow hedges and $651 to the fair value hedge. Because the forecasted interest payments on the repurchased notes will not occur, the $159 was reclassified from accumulated other comprehensive income (loss) into interest expense. Hedge accounting continues for the remaining forward contracts.

During the three months ended September 30, 2026, we reclassified net gains of $348 from accumulated other comprehensive income (loss) into earnings as a decrease to interest expense. This consisted of $189 related to hedged interest payments that affected earnings during the period, into earnings as a decrease to interest expense. As of September 30, 2026, the estimated amount of net gains recognized in accumulated other comprehensive income (loss) that are expected to be reclassified into earnings as a decrease to interest expense, net within the next 12 months is approximately $509.
The Company's foreign currency forward contracts are transacted with a single counterparty under an International Swaps and Derivatives Association ("ISDA") Master Agreement providing for netting upon default or early termination. The Company has elected not to offset assets and liabilities in the Consolidated Statements of Assets and Liabilities that may be received or paid as part of collateral arrangements. The following table presents the offsetting of the Company's derivative instruments as of September 30, 2026.

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statement of Assets and Liabilities	Net Amounts Presented in the Consolidated Statement of Assets and Liabilities	Gross Amounts of Financial Instruments Not Offset in Consolidated Statements of Assets and Liabilities	Gross Amounts of Cash Collateral Received (Pledged) from Counterparty Not Offset in Consolidated Statements of Assets and Liabilities	Net Amount
Derivative assets:
Foreign currency forward contracts	$14,373	$—	$14,373	$—	$—	$14,373
Total derivative assets	$14,373	$—	$14,373	$—	$—	$14,373

Derivative liabilities:
Foreign currency forward contracts	$—	$—	$—	$—	$—	$—
Total derivative liabilities	$—	$—	$—	$—	$—	$—

The Company is required to post collateral if the Company is in a net liability position with its counterparty in excess of $250. As of September 30, 2026, the Company posted collateral of $0, which is included in restricted cash, within cash and cash equivalents on the Consolidated Statements of Assets and Liabilities. The Company also does not offset the fair value of derivative instruments against cash collateral posted or received.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 7. Prospect Capital InterNotes®
On February 13, 2020, we entered into a selling agent agreement with InspereX LLC (formerly known as “Incapital LLC”) (as amended, the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with previously authorized selling agent agreements, the “InterNotes® Offerings”). On February 6, 2026, our Board of Directors reauthorized $1,000,000 of Prospect Capital InterNotes® for sale under the Selling Agent Agreement. Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. Certain notes issued through the InterNotes® Offerings have been repaid and we have, from time to time, repurchased or redeemed such other notes and, therefore, as of September 30, 2026 $598,228 aggregate principal amount of Prospect Capital InterNotes® were outstanding.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the three months ended September 30, 2026, we issued $805 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $793. These notes were issued with stated interest rates ranging from 6.00% to 6.75% with a weighted average interest rate of 6.30%. These notes will mature between July 15, 2029 and August 15, 2033. The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2026:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$426	6.00% – 6.25%	6.05%	July 15, 2029 – September 15, 2029
5	121	6.25% – 6.50%	6.34%	July 15, 2031 – September 15, 2031
7	258	6.50% – 6.75%	6.69%	July 15, 2033 – August 15, 2033
	$805
During the three months ended September 30, 2025, we issued $7,868 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $7,752. These notes were issued with stated interest rates ranging from 6.25% to 8.00% with a weighted average interest rate of 7.42%. These notes will mature between July 15, 2028 and October 15, 2032. The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2025:

Tenor at Origination (in years)	Principal Amount	Interest Rate	Weighted Average Interest Rate	Maturity Date Range
3	$4,213	6.25% - 7.50%	7.18%	July 15, 2028 – October 15, 2028
5	1,076	6.50% - 7.75%	7.61%	July 15, 2030 – October 15, 2030
7	2,579	6.75% - 8.00%	7.72%	July 15, 2032 – October 15, 2032
	$7,868
During the three months ended September 30, 2026, we repaid $2,174 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option of the InterNotes®. During the three months ended September 30, 2026, $15,282 aggregate principal amount of Prospect Capital InterNotes® with a weighted average interest rate of 2.42% matured and were repaid at par. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2026 was $50.

The following table summarizes the Prospect Capital InterNotes® outstanding as of September 30, 2026:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$122,164	6.00% – 7.50%	6.81%	January 15, 2027 – September 15, 2029
5	150,214	2.25% – 7.75%	6.03%	October 15, 2026 – September 15, 2031
6	18,232	3.00% – 6.25%	3.56%	June 15, 2027 – November 15, 2029
7	41,454	2.75% – 8.00%	4.66%	January 15, 2028 – August 15, 2033
8	3,090	3.40% – 3.50%	3.45%	June 15, 2029 – July 15, 2029
10	160,358	3.15% – 8.00%	5.91%	August 15, 2029 – December 15, 2034
12	11,899	3.70% – 4.00%	3.94%	June 15, 2033 – July 15, 2033
15	11,845	3.50% – 4.50%	3.85%	July 15, 2036 – February 15, 2037
18	2,839	4.50% – 5.50%	4.82%	January 15, 2031 – April 15, 2031
20	3,864	5.75% – 7.50%	6.23%	November 15, 2032 – November 15, 2043
25	7,168	6.25% – 6.50%	6.37%	November 15, 2038 – May 15, 2039
30	65,101	4.00% – 6.63%	5.44%	November 15, 2042 – March 15, 2052
Principal Outstanding	$598,228
Unamortized Debt Issuance	(6,965)
Carrying Amount	$591,263

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
The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2026:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$121,738	6.00% - 7.50%	6.81%	January 15, 2027 – July 15, 2029
5	165,432	2.25% - 7.75%	5.70%	July 15, 2026 – June 15, 2031
6	18,232	3.00% - 6.25%	3.56%	June 15, 2027 – November 15, 2029
7	41,353	2.75% - 8.00%	4.65%	January 15, 2028 – June 15, 2033
8	3,090	3.40% - 3.50%	3.45%	June 15, 2029 – July 15, 2029
10	160,770	3.15% - 8.00%	5.89%	August 15, 2029 – December 15, 2034
12	12,101	3.70% - 4.00%	3.94%	June 15, 2033 – July 15, 2033
15	12,340	3.50% - 4.50%	3.84%	July 15, 2036 – February 15, 2037
18	2,839	4.50% - 5.50%	4.82%	January 15, 2031 – April 15, 2031
20	3,864	5.75% - 7.50%	6.23%	November 15, 2032 – November 15, 2043
25	7,168	6.25% - 6.50%	6.37%	November 15, 2038 – May 15, 2039
30	65,952	4.00% - 6.63%	5.42%	November 15, 2042 – March 15, 2052
Principal Outstanding	$614,879
Unamortized debt issuance	(7,399)
Carrying Amount	$607,480
During the three months ended September 30, 2026 and 2025, we recorded $9,213 and $9,492, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 8. Fair Value and Maturity of Debt Outstanding
As of September 30, 2026, our asset coverage ratio stood at 387.7% based on the outstanding principal amount of our senior securities representing indebtedness of $1,537,158 and our asset coverage ratio on our senior securities that are stock was 184.9%. As of June 30, 2026, our asset coverage ratio stood at 339.4% based on the outstanding principal amount of our senior securities representing indebtedness of $1,878,595 and our asset coverage ratio on our senior securities that are stock was 177.6%. See Note 9. Equity Offerings, Offering Expenses and Distributions for additional discussion on our senior securities that are stock.
Information about our senior securities is shown in the following table as of the end of each of the last ten fiscal years and as of September 30, 2026:

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Credit Facility
Fiscal 2027 (as of September 30, 2026)	$287,152	$20,754	—	—
Fiscal 2026 (as of June 30, 2026)	562,328	11,340	—	—
Fiscal 2025 (as of June 30, 2025)	856,322	7,846	—	—
Fiscal 2024 (as of June 30, 2024)	794,796	9,746	—	—
Fiscal 2023 (as of June 30, 2023)	1,014,703	7,639	—	—
Fiscal 2022 (as of June 30, 2022)	839,464	9,015	—	—
Fiscal 2021 (as of June 30, 2021)	356,937	17,408	—	—
Fiscal 2020 (as of June 30, 2020)	237,536	22,000	—	—
Fiscal 2019 (as of June 30, 2019)	167,000	34,298	—	—
Fiscal 2018 (as of June 30, 2018)	37,000	155,503	—	—
Fiscal 2017 (as of June 30, 2017)	—	—	—	—

2017 Notes(4)
Fiscal 2017 (as of June 30, 2017)	$50,734	$2,251	—	—

2018 Notes(5)
Fiscal 2017 (as of June 30, 2017)	$85,419	$2,251	—	—

2019 Notes(6)
Fiscal 2018 (as of June 30, 2018)	$101,647	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	200,000	2,251	—	—

5.00% 2019 Notes(7)
Fiscal 2018 (as of June 30, 2018)	$153,536	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	300,000	2,251	—	—

2020 Notes(10)
Fiscal 2019 (as of June 30, 2019)	$224,114	$2,365	—	—
Fiscal 2018 (as of June 30, 2018)	392,000	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	392,000	2,251	—	—

2022 Notes(14)
Fiscal 2022 (as of June 30, 2022)	$60,501	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	111,055	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	258,240	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	328,500	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	328,500	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	225,000	2,251	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
2023 Notes(8)(15)
Fiscal 2022 (as of June 30, 2022)	$284,219	$2,733	—	—
Fiscal 2021 (as of June 30, 2021)	284,219	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	319,145	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	318,863	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	318,675	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	248,507	2,251	—	—

2024 Notes(11)
Fiscal 2020 (as of June 30, 2020)	$233,788	$2,408	—	$959
Fiscal 2019 (as of June 30, 2019)	234,443	2,365	—	1,002
Fiscal 2018 (as of June 30, 2018)	199,281	2,452	—	1,029
Fiscal 2017 (as of June 30, 2017)	199,281	2,251	—	1,027

6.375% 2024 Notes(8)(16)
Fiscal 2023 (as of June 30, 2023)	$81,240	$2,970	—	—
Fiscal 2022 (as of June 30, 2022)	81,240	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	81,389	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	99,780	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	99,726	2,365	—	—

2025 Notes(17)
Fiscal 2024 (as of June 30, 2024)	$156,168	$3,155	—	—
Fiscal 2023 (as of June 30, 2023)	156,168	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	156,168	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	156,168	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	201,250	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	201,250	2,365	—	—

2026 Notes(18)
Fiscal 2024 (as of June 30, 2024)	$400,000	$3,155	—	—
Fiscal 2023 (as of June 30, 2023)	400,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	400,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	400,000	2,740	—	—

3.364% 2026 Notes
Fiscal 2027 (as of September 30, 2026)	$263,220	$3,877	—	—
Fiscal 2026 (as of June 30, 2026)	264,486	3,394	—	—
Fiscal 2025 (as of June 30, 2025)	300,000	3,194	—	—
Fiscal 2024 (as of June 30, 2024)	300,000	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	300,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	300,000	2,740	—	—

3.437% 2028 Notes
Fiscal 2027 (as of September 30, 2026)	$220,803	$3,877	—	—
Fiscal 2026 (as of June 30, 2026)	254,749	3,394	—	—
Fiscal 2025 (as of June 30, 2025)	300,000	3,194	—	—
Fiscal 2024 (as of June 30, 2024)	300,000	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	300,000	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	300,000	2,733	—	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
2028 Notes(12)
Fiscal 2020 (as of June 30, 2020)	$70,761	$2,408	—	$950
Fiscal 2019 (as of June 30, 2019)	70,761	2,365	—	984
Fiscal 2018 (as of June 30, 2018)	55,000	2,452	—	1,004

2029 Notes(13)
Fiscal 2021 (as of June 30, 2021)	$69,170	$2,740	—	$1,028
Fiscal 2020 (as of June 30, 2020)	69,170	2,408	—	970
Fiscal 2019 (as of June 30, 2019)	69,170	2,365	—	983

5.50% 2030 Notes(19)
Fiscal 2027 (as of September 30, 2026)	$167,755	$3,877	—	$93.60
Fiscal 2026 (as of June 30, 2026)	182,153	3,394	—	$91.65

Prospect Capital InterNotes®
Fiscal 2027 (as of September 30, 2026)	$598,228	$3,877	—	—
Fiscal 2026 (as of June 30, 2026)	614,879	3,394	—	—
Fiscal 2025 (as of June 30, 2025)	647,232	3,194	—	—
Fiscal 2024 (as of June 30, 2024)	504,028	3,155	—	—
Fiscal 2023 (as of June 30, 2023)	358,105	2,970	—	—
Fiscal 2022 (as of June 30, 2022)	347,564	2,733	—	—
Fiscal 2021 (as of June 30, 2021)	508,711	2,740	—	—
Fiscal 2020 (as of June 30, 2020)	680,229	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	707,699	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	760,924	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	980,494	2,251	—	—

Floating Rate Preferred Stock
Fiscal 2027 (as of September 30, 2026)	$214,249	$46	$25	$—
Fiscal 2026 (as of June 30, 2026)	219,601	44	25	—
Fiscal 2025 (as of June 30, 2025)	229,771	43	25	—
Fiscal 2024 (as of June 30, 2024)	129,198	46	25	—

7.50% Preferred Stock
Fiscal 2027 (as of September 30, 2026)	$150,403	$46	$25	$—
Fiscal 2026 (as of June 30, 2026)	129,630	44	25	—
Fiscal 2025 (as of June 30, 2025)	51,575	43	25	—

6.50% Preferred Stock
Fiscal 2027 (as of September 30, 2026)	$600,081	$46	$25	$—
Fiscal 2026 (as of June 30, 2026)	611,574	44	25	—
Fiscal 2025 (as of June 30, 2025)	659,069	43	25	—
Fiscal 2024 (as of June 30, 2024)	704,044	46	25	—
Fiscal 2023 (as of June 30, 2023)	533,216	47	25	—

5.50% Preferred Stock
Fiscal 2027 (as of September 30, 2026)	$587,549	$46	$25	—
Fiscal 2026 (as of June 30, 2026)	617,980	44	25	—
Fiscal 2025 (as of June 30, 2025)	701,205	43	25	—
Fiscal 2024 (as of June 30, 2024)	772,133	46	25	—
Fiscal 2023 (as of June 30, 2023)	870,268	47	25	—
Fiscal 2022 (as of June 30, 2022)	590,197	54	25	—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit	Average Market Value per Unit(3)
Fiscal 2021 (as of June 30, 2021)	137,040	65	25	—

5.35% Preferred Stock
Fiscal 2027 (as of September 30, 2026)	$133,982	$46	$25	$15.13
Fiscal 2026 (as of June 30, 2026)	132,920	44	25	16.35
Fiscal 2025 (as of June 30, 2025)	131,279	43	25	17.12
Fiscal 2024 (as of June 30, 2024)	131,279	46	25	17.25
Fiscal 2023 (as of June 30, 2023)	149,066	47	25	15.98
Fiscal 2022 (as of June 30, 2022)	150,000	54	25	21.08

All Senior Securities(8)(9)
Fiscal 2027 (as of September 30, 2026)	$3,223,422	$1,849	—	—
Fiscal 2026 (as of June 30, 2026)	3,590,300	1,776	—	—
Fiscal 2025 (as of June 30, 2025)	3,876,453	1,733	—	—
Fiscal 2024 (as of June 30, 2024)	4,191,646	1,848	—	—
Fiscal 2023 (as of June 30, 2023)	4,162,766	1,862	—	—
Fiscal 2022 (as of June 30, 2022)	3,509,353	2,156	—	—
Fiscal 2021 (as of June 30, 2021)	2,404,689	2,584	—	—
Fiscal 2020 (as of June 30, 2020)	2,169,899	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	2,421,526	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	2,346,563	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	2,681,435	2,251	—	—

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
(4)We repaid the outstanding principal amount of the 2017 Notes on October 15, 2017.
(5)We repaid the outstanding principal amount of the 2018 Notes on March 15, 2018.
(6)We repaid the outstanding principal amount of the 2019 Notes on January 15, 2019.
(7)We redeemed the 5.00% 2019 Notes on September 26, 2018.
(8)For the fiscal years ended June 30, 2020 or prior, the 2023 Notes and 6.375% 2024 Notes are presented net of unamortized discount.
(9)While we do not consider undrawn commitments to fund under revolving or delayed draw arrangements or our guarantees of portfolio company obligations to be Senior Securities, if we were to elect to treat such unfunded commitments, which were $118,033 as of September 30, 2026 as Senior Securities for purposes of Section 18 of the 1940 Act, our asset coverage per unit would be $1,783. None of the portfolio company obligation guarantees are recorded as a liability on the Company’s Consolidated Statement of Assets and Liabilities, as such portfolio company liabilities are considered in the valuation of the investments in such portfolio companies.
(10)We repaid the outstanding principal amount of the 2020 Notes on April 15, 2020.
(11)We redeemed the 2024 Notes on February 16, 2021.
(12)We redeemed the 2028 Notes on June 15, 2021.
(13)We redeemed the 2029 Notes on December 30, 2021.
(14)We redeemed the 2022 Notes on July 15, 2022.
(15)We redeemed the 2023 Notes on March 15, 2023.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

(16)We redeemed the 6.375% 2024 Notes on January 16, 2024.
(17)We repaid the outstanding principal amount of the 2025 Notes on March 3, 2025.
(18)We redeemed the 2026 Notes on June 18, 2025.
(19)The 5.50% 2030 Notes are denominated in Israeli Shekels and remeasured to the Company’s functional and reporting currency, U.S. Dollars, each reporting period date in accordance with ASC 830.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The following table shows our outstanding debt as of September 30, 2026:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value		Effective Interest Rate
Revolving Credit Facility		$287,152	$12,940	$287,152	(1)	$287,152	(2)	1M SOFR +	2.05%	(5)

3.364%	2026 Notes	263,220	164	263,056		261,704	(3)	3.86%		(6)
3.437%	2028 Notes	220,803	2,103	218,700		205,367	(3)	3.92%		(6)
5.50%	2030 Notes	167,755	6,401	161,354		157,019	(3)	6.76%		(6)
Public Notes		651,778		643,110		624,090

Prospect Capital InterNotes®		598,228	6,965	591,263		552,434	(4)	6.14%		(7)
Total		$1,537,158		$1,521,525		$1,463,676
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

The following table shows our outstanding debt as of June 30, 2026:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value		Effective Interest Rate
Revolving Credit Facility		$562,328	$14,128	$562,328	(1)	$562,328	(2)	1M SOFR +	2.05%	(5)

3.364%	2026 Notes	264,486	435	264,051		261,169	(3)	3.89%		(6)
3.437%	2028 Notes	254,749	2,743	252,006		239,729	(3)	3.97%		(6)
5.500%	2030 Notes	182,153	7,369	174,784		165,650		6.76%		(6)
Public Notes		701,388		690,841		666,548

Prospect Capital InterNotes®		614,879	7,399	607,480		588,081	(4)	6.04%		(7)
Total		$1,878,595		$1,860,649		$1,816,957

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
The following table shows the contractual maturities by fiscal year of our Revolving Credit Facility, Public Notes and Prospect Capital InterNotes® as of September 30, 2026:

	Payments Due by Fiscal Year ending June 30,
	Total	2027	2028	2029	2030	2031	After 5 Years
Revolving Credit Facility	$287,152	$—	$—	$287,152	$—	$—	$—
Public Notes	651,778	263,220	—	220,803	—	167,755	—
Prospect Capital InterNotes®	598,228	143,389	50,575	116,473	27,865	57,105	202,821
Total Contractual Obligations	$1,537,158	$406,609	$50,575	$624,428	$27,865	$224,860	$202,821
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
Preferred Stock
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”), as amended on June 9, 2022, October 7, 2022, February 10, 2023, December 29, 2023, October 17, 2024, December 27, 2024, and February 10, 2026, pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and dealer manager for the Company’s offering of up to 105,858,302 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock may be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”), the 6.50% Series A3 Preferred Stock (“Series A3 Preferred Stock”), the 6.50% Series M3 Preferred Stock (“Series M3 Preferred Stock” and, together with the Series M1 Preferred Stock and the Series M2 Preferred Stock, the “Series M Preferred Stock”, and the Series M3 Preferred Stock, together with the Series A3 Preferred Stock, the “6.50% Preferred Stock”), the Floating Rate Series A4 Preferred Stock (“Series A4 Preferred Stock”), the Floating Rate Series M4 Preferred Stock (“Series M4 Preferred Stock,” and together with the Series A4 Preferred Stock, the “Floating Rate Preferred Stock”), the 7.50% Series A5 Preferred Stock (“Series A5 Preferred Stock”), and the 7.50% Series M5 Preferred Stock (“Series M5 Preferred Stock,” and together with the Series A5 Preferred Stock, the “7.50% Preferred Stock”). However, as disclosed in the Supplement No. 1 dated September 6, 2024 and Supplement No. 3 dated December 27, 2024 to the Prospectus Supplement dated December 29, 2023, the Company is no longer offering the Series A1 Preferred Stock, the Series M1 Preferred Stock, the Series M2 Preferred Stock, the Series A3 Preferred Stock, the Series M3 Preferred Stock, and the Floating Rate Preferred Stock and, as a result, any additional preferred stock offered under this offering will be only in any combination of our 7.50% Preferred Stock, which are not convertible. In connection with such offering, on August 3, 2020, June 9, 2022, October 11, 2022, February 10, 2023, December 28, 2023 (two filings), October 17, 2024, and December 27, 2024 we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland (“SDAT”), reclassifying and designating 120,000,000, 60,000,000, 120,000,000, 60,000,000, 160,000,000, 40,000,000, 20,000,000, and 180,000,000 shares, respectively, of the Company’s authorized and unissued shares of common stock into shares of preferred stock.

On May 19, 2021, we entered into an Underwriting Agreement with UBS Securities LLC, relating to the offer and sale of 187,000 shares, par value $0.001 per share, of 5.50% Series A2 Preferred Stock, with a liquidation preference of $25.00 per share (the “Series A2 Preferred Stock”, and together with the Series A1 Preferred Stock, Series M1 Preferred Stock and Series M2 Preferred Stock, the “5.50% Preferred Stock”). The issuance of the Series A2 Preferred Stock settled on May 26, 2021. In connection with such offering, on May 19, 2021, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 1,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as Convertible Preferred Stock.

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

At any time prior to the listing of the 5.50% Preferred Stock and the 6.50% Preferred Stock on a national securities exchange, shares of the 5.50% Preferred Stock and the 6.50% Preferred Stock are convertible, at the option of the holder of the 5.50% Preferred Stock and the 6.50% Preferred Stock (the “Holder Optional Conversion”). We will settle any Holder Optional Conversion by paying or delivering, as the case may be, (A) any portion of the Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the Settlement Amount, minus (b) any portion of the Settlement Amount that we elect to pay in cash, divided by (2) the arithmetic average of the daily volume weighted average price of shares of our common stock over each of the five consecutive trading days ending on the Holder Conversion Exercise Date (such arithmetic average, the “5-day VWAP”). For the Series A1 Preferred Stock, the

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Series A3 Preferred Stock and the Series A2 Preferred Stock, “Settlement Amount” means (A) $25.00 per share (the “Stated Value”), plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the applicable Holder Optional Conversion Fee for the respective Holder Conversion Deadline. For the Series M Preferred Stock, “Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the applicable Series M Clawback, if any. “Series M Clawback”, if applicable, means an amount equal to the aggregate amount of all dividends, whether paid or accrued, on such share of Series M stock in the three full months prior to the Holder Conversion Exercise Date. Subject to certain limited exceptions, we will not pay any portion of the Settlement Amount in cash (other than cash in lieu of fractional shares of our common stock) until the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred Stock has been issued. Beginning on the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred Stock is issued, we may elect to settle all or a portion of any Holder Optional Conversion in cash without limitation or restriction. The right of holders to convert a share of 5.50% Preferred Stock or 6.50% Preferred Stock will terminate upon the listing of such share on a national securities exchange. Shares of the Floating Rate Preferred Stock and 7.50% Preferred Stock do not have a Holder Optional Conversion feature.
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
On May 8, 2026, we entered into an equity distribution agreement by and among us, Prospect Capital Management L.P., Prospect Administration LLC, and A.G.P. / Alliance Global Partners (“AGP”), with AGP as sales agent, relating to the offer and sale, by means of an at-the-market (“ATM”) offering, of up to 16,000,000 shares, or $400,000 in aggregate liquidation preference, of our Series A Preferred Stock (the “Series A Preferred Stock ATM Program”). In connection with such offering, on May 8, 2026, we filed Articles Supplementary with SDAT, reclassifying and designating 16,000,000 shares of the Company’s authorized and unissued shares of common stock into additional shares of Series A Preferred Stock. During the three months ended September 30, 2026, we issued and sold $1,061 aggregate liquidation preference of the Series A Preferred Stock under the Series A Preferred Stock ATM Program, for net proceeds of $701, after commissions, discounts, and offering costs. As of September 30, 2026, there were 5,359,287 shares, or $133,982 aggregate liquidation preference, of the Series A Preferred Stock outstanding.
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
During the three months ended September 30, 2026 and September 30, 2025, we did not repurchase shares of Series A Preferred Stock.
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
During the three months ended September 30, 2026, we exchanged an aggregate of 10,143 Series M1 Preferred Stock for an aggregate of 10,143 newly-issued Series M5 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act. During the three months ended September 30, 2026, we exchanged an aggregate of 20,400 Series M3 Preferred Stock for an aggregate of 20,400 newly-issued Series M5 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act. During the three months ended September 30, 2026, we exchanged an aggregate of 9,000 Series M4 Preferred Stock for an aggregate of 9,000 newly-issued Series M5 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act.
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
The Series M3 Preferred Stock, Series M4 Preferred Stock, and Series M5 Preferred Stock issued in the exchanges were issued in each case to an existing security holder of the Company exclusively in exchange for such holder’s securities. No commission or other remuneration was paid or given for soliciting the exchange. Stockholders who exchange Series M1 Preferred Stock for Series M3 Preferred Stock, Series M4 Preferred Stock or Series M5 Preferred Stock, Series M3 Preferred Stock for Series M4 Preferred Stock or Series M5 Preferred Stock, or Series M4 Preferred Stock for Series M5 Preferred Stock will receive unpaid dividends on their Series M1 Preferred Stock, Series M3 Preferred Stock or Series M4 Preferred Stock accrued to, but not including, the Exchange Exercise Date, plus any fractional amount of a Series M1 Preferred Stock, Series M3 Preferred Stock or Series M4 Preferred Stock exchanged multiplied by $25.00 in cash. Upon settlement, the carrying amount (including any premiums or discounts and a proportional amount of any issuance costs) of the Series M1 Preferred Stock, Series M3 Preferred Stock or Series M4 Preferred Stock are reclassified to Series M3 Preferred Stock, Series M4 Preferred Stock, or Series M5 Preferred Stock, respectively, with no gain or loss recognized.
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
For so long as the Series A Preferred Stock, the Floating Rate Preferred Stock, or 7.50% Preferred Stock are outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, if dividends on the Preferred Stock have accumulated and been unpaid for a period of two years, a possibility of redemption outside of the Company’s control exists and, in accordance with ASC 480, we have presented our 5.50% Preferred Stock, 6.50% Preferred Stock, and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of September 30, 2026 and June 30, 2026.
The Floating Rate Preferred Stock and 7.50% Preferred Stock are redeemable at the election of the holder at any time; therefore, is probable of redemption outside of the Company’s control. As a result, the Floating Rate Preferred Stock and 7.50% Preferred Stock are classified within temporary equity on our Consolidated Statement of Assets and Liabilities as of September 30, 2026 and are accreted to redemption value upon issuance. Accretion to redemption value is treated as an adjustment to net increase (decrease) in net assets resulting from operations applicable to common stockholders on our Consolidated Statement of Operations.
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
Our distributions to our 5.50% Preferred Stock holders, 6.50% Preferred Stock holders, 7.50% Preferred Stock holders, Floating Rate Preferred Stock holders and 5.35% Series A Preferred Stock holders for the three months ended September 30, 2026 and September 30, 2025, are summarized in the following table:

Declaration Date	Record Date	Payment Date	Amount ($ per share), before pro ration for partial periods	Amount Distributed
5.50% Preferred Stockholders
5/7/2026	7/22/2026	8/3/2026	$0.114583	$2,821
5/7/2026	8/19/2026	9/1/2026	0.114583	2,779
8/20/2026	9/21/2026	10/1/2026	0.114583	2,728
Distributions for the three months ended September 30, 2026				$8,328

5/8/2025	7/23/2025	8/1/2025	$0.114583	$3,196
5/8/2025	8/20/2025	9/2/2025	0.114583	3,175

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

8/26/2025	9/18/2025	10/1/2025	0.114583	3,148
Distributions for the three months ended September 30, 2025				$9,519

6.50% Preferred Stockholders
5/7/2026	7/22/2026	8/3/2026	$0.135417	$3,306
5/7/2026	8/19/2026	9/1/2026	0.135417	3,282
8/20/2026	9/21/2026	10/1/2026	0.135417	3,261
Distributions for the three months ended September 30, 2026				$9,849

5/8/2025	7/23/2025	8/1/2025	0.135417	$3,567
5/8/2025	8/20/2025	9/2/2025	0.135417	3,543
8/26/2025	9/18/2025	10/1/2025	0.135417	3,524
Distributions for the three months ended September 30, 2025				$10,634

Floating Rate Preferred Stockholders
5/7/2026	7/22/2026	8/3/2026	$0.135417	$1,180
5/7/2026	8/19/2026	9/1/2026	0.135417	1,179
8/20/2026	9/21/2026	10/1/2026	0.135417	1,163
Distributions for the three months ended September 30, 2026				$3,522

5/8/2025	7/23/2025	8/1/2025	$0.135417	$1,244
5/8/2025	8/20/2025	9/2/2025	0.135417	1,244
8/26/2025	9/18/2025	10/1/2025	0.135417	1,235
Distributions for the three months ended September 30, 2025				$3,723

5.35% Preferred Stockholders
5/7/2026	7/22/2026	8/3/2026	$0.334375	$1,791
Distributions for the three months ended September 30, 2026				$1,791

5/8/2025	7/23/2025	8/1/2025	$0.334375	$1,756
Distributions for the three months ended September 30, 2025				$1,756

7.50% Preferred Stockholders
5/7/2026	7/22/2026	8/3/2026	$0.156250	$826
5/7/2026	8/19/2026	9/1/2026	0.156250	876
8/20/2026	9/21/2026	10/1/2026	0.156250	919
Distributions for the three months ended September 30, 2026				$2,621

5/8/2025	7/23/2025	8/1/2025	$0.156250	$331
5/8/2025	8/20/2025	9/2/2025	0.156250	384
8/26/2025	9/18/2025	10/1/2025	0.156250	419
Distributions for the three months ended September 30, 2025				$1,134

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The above table includes dividends paid during the three months ended September 30, 2026. It does not include distributions previously declared to the 5.50% Preferred Stock holders, 6.50% Preferred Stock holders, 7.50% Preferred Stock holders, Floating Rate Preferred Stock holders and 5.35% Series A Preferred Stock holders of record for any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and paid subsequent to September 30, 2026:
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on October 21, 2026 with a payment date of November 2, 2026.
•$0.114583 per share (before pro ration for partial period holders of record) for 5.50% Preferred Stock holders of record on November 18, 2026 with a payment date of December 1, 2026.
•$0.135417 per share (before pro ration for partial period holders of record) for 6.50% Preferred Stock holders of record on October 21, 2026 with a payment date of November 2, 2026.
•$0.135417 per share (before pro ration for partial period holders of record) for 6.50% Preferred Stock holders of record on November 18, 2026 with a payment date of December 1, 2026.
•$0.135417 per share (before pro ration for partial period holders of record) for Floating Rate Preferred Stock holders of record on October 21, 2026 with a payment date of November 2, 2026.
•$0.135417 per share (before pro ration for partial period holders of record) for Floating Rate Preferred Stock holders of record on November 18, 2026 with a payment date of December 1, 2026.
•$0.334375 per share (before pro ration for partial period holders of record) for 5.35% Series A Preferred Stock holders of record on October 21, 2026 with a payment date of November 2, 2026.
•$0.156250 per share (before pro ration for partial period holders of record) for 7.50% Preferred Stock holders of record on October 21, 2026 with a payment date of November 2, 2026.
•$0.156250 per share (before pro ration for partial period holders of record) for 7.50% Preferred Stock holders of record on November 18, 2026 with a payment date of December 1, 2026.
As of September 30, 2026, we have accrued approximately $4 and $1,195 in dividends that have not yet been paid for our 7.50% Preferred Stock holders and 5.35% Series A Preferred Stock holders, respectively.
The following table shows our outstanding Preferred Stock as of September 30, 2026:

Series	Shares Authorized(8)	Maximum Offering Size (Shares)		Maximum Aggregate Liquidation Preference of Offering		Inception to Date Preferred Shares Sold via Offering	Inception to Date Liquidation Preference Issued via Offering		Preferred Stock Issued and Outstanding		Liquidation Preference Outstanding
Series A1	70,924,090	105,858,302	(1)	$2,646,458	(1)	31,448,021	$786,201		22,643,551	(4)	$566,089
Series M1	76,697,272	105,858,302	(1)	2,646,458	(1)	4,110,318	102,758		813,400	(4)	20,335
Series M2	80,000,000	105,858,302	(1)	2,646,458	(1)	—	—		—		—
Series A3	77,143,429	105,858,302	(1)	2,646,458	(1)	25,020,192	625,505		22,407,112	(4)	560,178
Series M3	77,734,864	105,858,302	(1)	2,646,458	(1)	3,490,259	87,256		1,596,116	(4)	39,903
Series A4	89,670,463	105,858,302	(1)	2,646,458	(1)	7,025,668	175,642		6,727,570	(5)	168,189
Series M4	89,595,317	105,858,302	(1)	2,646,458	(1)	938,860	23,472		1,842,372	(5)	46,059
Series A5	89,967,301	105,858,302	(1)	2,646,458	(1)	4,760,357	119,009		4,737,743	(5)	118,444
Series M5	89,981,700	105,858,302	(1)	2,646,458	(1)	1,082,322	27,058		1,278,396	(5)	31,960
Series A2	858,000	187,000		4,675		187,000	4,675		45,000	(4)	1,125
Series A	22,151,157	22,000,000	(2)	550,000		6,108,130	152,703		5,359,287	(6)	133,982
Total	764,723,593	128,045,302	(3)	$3,201,133	(3)	84,171,127	$2,104,278	(7)	67,450,547		$1,686,263	(7)
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

(3) The authorized maximum offering size of Preferred Stock as of September 30, 2026 was 128,045,302 shares, par value $0.001 per share, with an aggregate liquidation preference of $3,201,133, a liquidation preference of $25.00 per share. The totals referenced in the above table are in light of the combined maximum offering amounts for the various series of shares identified in footnote 1 and the table columns are not intended to foot.
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
(1) The maximum offering of 105,858,302 shares and $2,646,458 aggregate liquidation preference was for any combinations of Series A1, Series M1, Series M2, Series A3, Series M3, Series A4, Series M4, Series A5, and Series M5 shares.
(2) The maximum offering of 22,000,000 shares and $550,000 aggregate liquidation preference is related to (i) the public offering of 6,000,000 shares, or 150,000 in aggregate liquidation preference, of our Series A Preferred Stock in July 2021 and (ii) the Series A Preferred Stock ATM Program of up to 16,000,000 shares, or 400,000 in aggregate liquidation preference, of our Series A Preferred Stock.
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
Preferred Stock issued prior to the issuance of our 5.35% Series A Preferred Stock has a carrying value equal to liquidation value per share on our Consolidated Statements of Assets and Liabilities. Subsequent issuances of our Preferred Stock classified as temporary equity are recorded net of issuance costs, with the Floating Rate Preferred Stock and 7.50% Preferred Stock immediately accreted to redemption value as discussed above. The carrying value of all Preferred Stock is inclusive of cumulative accrued and unpaid dividends as of September 30, 2026 and June 30, 2026.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Series A1, Series A2, Series M1, Series A3, and Series M3 shares outstanding are net of dividend reinvestments paid and conversions to common stock in accordance with their liquidation features. Series A4, Series M4, Series A5, and Series M5 shares outstanding are net of dividend reinvestments paid and redemptions in accordance with their liquidation features. Series A shares outstanding are net of shares repurchased via the authorized repurchase of Series A Preferred Stock. Series M shares outstanding are net of shares exchanged for shares of alternative Series M stock. The following tables show such activity during the three months ended September 30, 2026:

Series	June 30, 2026 Shares Outstanding	Shares Issued		Shares issued through Preferred Stock DRIP		Exchanges	Redemptions/Repurchases(1)	September 30, 2026 Shares Outstanding
Series A1	23,775,096	—		13,598		—	(1,145,143)	22,643,551
Series M1	885,095	—		128		(10,143)	(61,680)	813,400
Series A3	22,804,790	—		17,376		—	(415,054)	22,407,112
Series M3	1,658,155	—		568		(20,400)	(42,207)	1,596,116
Series A4	6,873,274	—		3,269		—	(148,974)	6,727,570	(2)
Series M4	1,910,755	—		859		(9,000)	(60,242)	1,842,372
Series A5	4,104,726	644,465		2,145		—	(13,593)	4,737,743
Series M5	1,080,460	172,786		107		39,543	(14,500)	1,278,396
Series A2	59,000	—		—		—	(14,000)	45,000
Series A	5,316,849	42,438		—		—	—	5,359,287
Total	68,468,200	859,689	(3)	38,051	(2)	—	(1,915,393)	67,450,547
(1)During the three months ended September 30, 2026, 1,678,084 shares of the 5.50% Preferred Stock and 6.50% Preferred Stock, were converted to common shares via Holder Optional Redemptions and Optional Redemptions Upon Death of Holder and 237,309 shares of the Floating Rate Preferred Stock and 7.50% Preferred Stock were redeemed for cash via Holder Optional Redemptions.
(2)Does not foot or crossfoot due to fractional share rounding.
(3)During the three months ended September 30, 2026, we issued 859,689 shares of Preferred Stock for net proceeds of $19,392 with a liquidation value of $21,492.

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
(1)During the three months ended September 30, 2025, 966,719 shares of the 5.50% Preferred Stock and 6.50% Preferred Stock were converted to common shares via Holder Optional Redemptions and Optional Redemptions Upon Death of Holder and 52,082 shares of the Floating Rate Preferred Stock were redeemed for cash via Holder Optional Redemptions.
(2)Does not foot or crossfoot due to fractional share rounding.
(3)During the three months ended September 30, 2025, we issued 710,969 shares of Preferred Stock for net proceeds of $16,237 with a liquidation value of $17,774.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Common Stock
Our common stockholders’ equity accounts as of September 30, 2026 and June 30, 2026 reflect cumulative shares issued, net of shares previously repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemptions Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”), pursuant to which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share.
We did not repurchase any shares of our common stock under the Repurchase Program for the three months ended September 30, 2026 and September 30, 2025. As of September 30, 2026, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
Excluding common stock dividend reinvestments and shares issued in connection with the 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemption Upon Death of Holder, during the three months ended September 30, 2026 and September 30, 2025, we did not issue any shares of our common stock.
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
On May 6, 2026, we filed Articles Supplementary with the SDAT, reclassifying and designating 80,000,000 authorized but unissued shares of preferred stock previously designated for the Company’s offering through InspereX LLC, as dealer manager, as additional shares of common stock.
On August 19, 2026, we filed an amendment to our charter with the SDAT to increase our authorized shares of stock from 2,000,000,000 shares of stock to 4,000,000,000 shares of stock.

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
During the three months ended September 30, 2026 and September 30, 2025, we distributed approximately $55,256 and $62,393, respectively, to our common stockholders. The following table summarizes our distributions to common stockholders declared and payable for the three months ended September 30, 2026 and September 30, 2025:

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/7/2026	7/29/2026	8/20/2026	$0.035	$18,168
5/7/2026	8/27/2026	9/17/2026	0.035	18,404
8/20/2026	9/28/2026	10/21/2026	0.035	18,684
Total declared and payable for the three months ended September 30, 2026				$55,256

5/8/2025	7/29/2025	8/20/2025	$0.05	$20,623
5/8/2025	8/27/2025	9/18/2025	0.05	20,805
8/28/2025	9/26/2025	10/22/2025	0.05	20,965
Total declared and payable for the three months ended September 30, 2025				$62,393
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during the three months ended September 30, 2026 and September 30, 2025. It does not include distributions previously declared to common stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to September 30, 2026:
•$0.035 per share for October 2026 holders of record on October 28, 2026 with a payment date of November 18, 2026.
During the three months ended September 30, 2026 and September 30, 2025, we issued 3,083,229 and 2,362,606 shares of our common stock, respectively, in connection with the common stock dividend reinvestment plan.
As of September 30, 2026, we have reserved 987,634,200 shares of our common stock for issuance upon conversion of the 5.50% Preferred Stock and the 6.50% Preferred Stock and 86,081,949 shares of our common stock for issuance to common stock holders pursuant to our common stock dividend reinvestment and direct stock purchase plan.
Note 10. Other Income
Other income consists of structuring fees, amendment fees, overriding royalty interests, receipts related to net profit and revenue interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
Structuring, amendment and advisory fees	$10,605	$1,299
Royalty, net profit and revenue interests	2,798	167
Administrative agent fees	255	191
Total other income	$13,658	$1,657

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 11. Net Increase (Decrease) in Net Assets per Common Share
Basic earnings (loss) per share is calculated by dividing the net increase (decrease) in net assets resulting from operations, less preferred stock dividends plus net gain (loss) on repurchase and accretion to redemption value of redeemable preferred stock, by the weighted average number of common shares outstanding for that period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding using the if-converted method for the 5.50% Preferred Stock, the 6.50% Preferred Stock (see Note 9).
Diluted earnings per share excludes all dilutive potential common shares if their effect is anti-dilutive.
During the three months ended September 30, 2026, all 47,505,179 shares of our issued and outstanding Convertible Preferred Stock had an anti-dilutive effect and therefore, conversion is not assumed.
During the three months ended September 30, 2025, conversion of all our Convertible Preferred Stock had a dilutive effect and their conversion is assumed.
The following information sets forth the computation of basic and diluted earnings per common share during the three months ended September 30, 2026 and September 30, 2025:

	For the Three Months Ended September 30,
	2026		2025
Net increase (decrease) in net assets resulting from operations - basic	$(53,448)		$48,087
Adjustment for dividends on Convertible Preferred Stock	—		20,134
Adjustment for Incentive Fee on Convertible Instruments	—		(461)
Net increase (decrease) in net assets resulting from operations - diluted	$(53,448)		$67,760

Weighted average common shares outstanding - basic	524,466,279		461,356,032
Weighted average common shares from assumed conversion of Convertible Preferred Stock	—		415,300,986
Weighted average shares of common stock outstanding - diluted	524,466,279		876,657,018

Earnings (loss) per share - basic	$(0.10)		$0.10
Earnings (loss) per share - diluted	$(0.10)	(1)	$0.08

Note 12. Income Taxes
While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is August 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified.
The determination of tax character of distributions was not determinable at the end of the fiscal year end. Final determination of tax character of distributions will not be final until we file our return for the tax year. For income tax purposes, dividends paid and distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to common stockholders during the tax years ended August 31, 2026, 2025, and 2024 were as follows:

	Tax Year Ended August 31,
	2026	2025	2024
Ordinary income	$141,699	$189,162	$227,508
Capital gain	—	—	—
Return of capital	105,541	69,913	71,414
Total distributions paid to common stockholders	$247,240	$259,075	$298,922

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The tax character of dividends paid to preferred stockholders during the tax years ended August 31, 2026, 2025, and 2024 were as follows:

	Tax Year Ended August 31,
	2026	2025	2024
Ordinary income	$106,458	$106,977	$99,253
Capital gain	—	—	—
Return of capital	—	—	—
Total distributions paid to preferred stockholders	$106,458	$106,977	$99,253
For the tax year ending August 31, 2026, the tax character of distributions paid to stockholders through August 31, 2026 is expected to be ordinary income and return of capital. However, due to the difference between our fiscal and tax year ends, the final determination of the tax character of distributions between ordinary income and return of capital will not be made until we file our tax return for the tax year ending August 31, 2026.

As of August 26, 2025 when our prior Form 10-K was filed for the year ended June 30, 2025, we estimated our distributions for the fiscal year then ended to be $360,488 of distributions of ordinary income and $10,394 to be return of capital. Subsequent to our filing date, we obtained more information from our underlying investments as to the character of the distributions for the tax year ended August 31, 2025, which resulted in changes to distributions previously disclosed in our Form 10-K filing. As a result of the change, our total distributable loss on our Consolidated Statements of Assets and Liabilities for the year ended June 30, 2025 changed from $1,253,880 to $1,194,137, with $59,743 being reclassified to return of capital from ordinary income. The remaining reclassification of tax distributions classified as return of capital for the tax year ended August 31, 2025 has been adjusted in the fiscal year ended June 30, 2026. This adjustment results in an increase to distributable earnings of $10,170 for the three months ended September 30, 2025 compared to amounts previously disclosed in our Form 10-Q filed on November 6, 2025 for the quarterly period then ended.

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following table reconciles the net increase in net assets resulting from operations to taxable income for the tax years ended August 31, 2026, 2025, and 2024:

	Tax Year Ended August 31,
	2026	2025	2024
Net increase (decrease) in net assets resulting from operations	$131,871	$(490,501)	$234,119
Net realized (gains) losses on investments	241,579	539,089	434,238
Net unrealized (gains) losses on investments	(46,063)	289,399	(259,971)
Other temporary book-to-tax differences(1)	(79,647)	(42,450)	(81,794)
Permanent differences	55	96	62
Taxable income before deductions for distributions	$247,795	$295,633	$326,654

(1) Temporary book-to-tax differences include timing recognition of CLO income, flow-through investment income/loss, and dividend income from portfolio companies.
As of our most recent tax year ended August 31, 2026, we had no undistributed ordinary income in excess of cumulative distributions and no capital gain in excess of cumulative distributions.
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. As of our most recent tax year ended August 31, 2026, we had a capital loss carryforward of $784,995 available for use in later tax years.
As of September 30, 2026, the cost basis of investments for tax purposes was $6,025,665 resulting in an estimated net unrealized loss of $81,188. As of June 30, 2026, the cost basis of investments for tax purposes was $6,367,797 resulting in an estimated net unrealized loss of $25,239. As of September 30, 2026, the gross unrealized gains and losses were $1,193,882 and $1,275,070, respectively. As of June 30, 2026, the gross unrealized gains and losses were $1,263,482 and $1,288,721, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of September 30, 2026 and June 30, 2026 was calculated based on the book cost of investments as of September 30,

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

2026 and June 30, 2026, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2026 and 2025, respectively.
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal excise taxes, among other items. During the tax year ended August 31, 2026, we increased total distributable earnings by $55, decreased accumulated realized losses by $17,799, and decreased capital in excess of par value by $17,854. During the tax year ended August 31, 2025, we increased total distributable earnings by $97 and decreased accumulated realized losses by $16,243, and decreased capital in excess of par value by $16,339. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended August 31, 2025, once finalized, were recorded in the fiscal year ending June 30, 2026 and the reclassifications for the taxable year ended August 31, 2025 were recorded in the fiscal year ended June 30, 2026.
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
The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from us, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our total assets. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. The total gross base management fee incurred to the favor of the Investment Adviser was $31,218 and $33,617 during the three months ended September 30, 2026 and 2025, respectively.
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
The total income incentive fee incurred was $7,743 and $1,234 during the three months ended September 30, 2026 and 2025, respectively. No capital gains incentive fee was incurred during the three months ended September 30, 2026 and 2025.
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
In July 2026, Prospect Administration finalized a litigation settlement related to a portfolio company that provided $3,250 in proceeds to Prospect Administration. The proceeds were used to offset the below allocations of overhead expense from Prospect Administration to the Company during the three months ended September 30, 2026.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

The gross allocation of overhead expense from Prospect Administration to the Company was $5,524 and 5,524 for the three months ended September 30, 2026 and 2025, respectively. The $3,250 in settlement proceeds discussed above was recorded in the three months ended September 30, 2026 to offset this allocation of overhead expense and is presented as a reimbursement of administrative expenses to arrive at the total net operating expenses reported in the Consolidated Statement of Operations for the three months ended September 30, 2026.
Prospect Administration received estimated payments of $252 and $645 directly from our portfolio companies for legal, tax, and other administrative services during the three months ended September 30, 2026 and 2025, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments during the three months ended September 30, 2026 and 2025, Prospect Administration’s charges for its administrative services during the respective periods would have increased by this amount.
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
During the three months ended September 30, 2026 and September 30, 2025, we received payments of $3,191 and $2,810, respectively, from our portfolio companies for contractual managerial assistance and subsequently remitted these amounts to Prospect Administration.
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
We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the three months ended September 30, 2026 and September 30, 2025, we recognized expenses related to valuation services of $1 and $14, respectively. Additionally, we both incur and reimburse for expenses related to marketing, insurance, legal fees, offering costs and general and administrative expenses that are allocated between Prospect, Priority Income Fund, Inc., Prospect Floating Rate and Alternative Income Fund, Inc., Prospect Enhanced Yield Fund and Prospect Credit REIT, LLC. During the three months ended September 30, 2026 and September 30, 2025, the net amount reimbursed to us for these expenses was $81 and $87, respectively.

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

	Three Months Ended
	September 30, 2026	September 30, 2025
Interest Income	$3,079	$2,863
Other Income
Structuring Fee	$—	$13
Administrative Agent	13	—
Total Other Income	$13	$13
Reimbursement of Legal, Tax, etc. (1)	$8	$84

(1) Paid from Belnick to Prospect Administration LLC (“PA”) as reimbursement for legal, tax, and portfolio level accounting services provided directly to Belnick (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended
	September 30, 2026	September 30, 2025
Interest Income Capitalized as PIK	2,207	$2,863

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	As of
	September 30, 2026	June 30, 2026
Interest Receivable (3)	$34	$33
Other Receivables (4)	4	3
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from/to Belnick to/from Prospect for reimbursement of future expenses paid by Prospect on behalf of Belnick.

CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings of Delaware LLC (“CP Holdings”), a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy Services, Inc. (“CP Energy”), and the remaining equity is owned by CP Energy management. CP Energy owns directly or indirectly 100% of each of CP Well; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”) a portfolio company of Prospect with $61,912 and $61,429 in first lien term loans (the “Spartan Term Loans”) due to us as of September 30, 2026 and June 30, 2026, respectively. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loans.
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

	Three Months Ended
	September 30, 2026	September 30, 2025
Interest Income
Interest Income from CP Energy	$3,596	$3,367
Interest Income from Spartan	1,884	1,655
Total Interest Income	$5,480	$5,022
(1) Paid from CP Energy to Prospect Administration LLC as reimbursement for legal, tax, and portfolio level accounting services provided directly to CP Energy (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended
	September 30, 2026	September 30, 2025
Additions
CP Energy	$1,900	$400
Spartan	—	1,400
Total Additions	$1,900	$1,800
Interest Income Capitalized as PIK
CP Energy	$2,793	$867
Spartan	483	979
Total Interest Income Capitalized as PIK	$3,276	$1,846

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	As of
	September 30, 2026	June 30, 2026
Interest Receivable (2)	$463	$59
Other Receivables (3)	1,110	1,107
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

	Three Months Ended
	September 30, 2026	September 30, 2025
Interest Income	$1,371	$2,304
Managerial Assistance (1)	175	175
Reimbursement of Legal, Tax, etc. (2)	12	—
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

	Three Months Ended
	September 30, 2026	September 30, 2025
Additions	$1,398	$2,315

	As of
	September 30, 2026	June 30, 2026
Interest Receivable (3)	$(11)	$15
Other Receivables (4)	83	79
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

	Three Months Ended
	September 30, 2026	September 30, 2025
Interest Income	$—	$757
Managerial Assistance (1)	—	63
Reimbursement of Legal, Tax, etc. (2)	12	13
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

	Three Months Ended
	September 30, 2026	September 30, 2025
Repayment of Loan Receivable	$—	$30,800

	As of
	September 30, 2026	June 30, 2026
Other Receivables (4)	$9	$9
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

Energy Solutions also serves as the holding company for our 4.9% voting interest of Discovery MSO Holdco, LLC. Discovery MSO Holdco, LLC owns 100% of Discovery Point Retreat, LLC, a non-control portfolio company of Prospect with outstanding principal of $20,057 in first lien term loans and $987 in first lien delay draw term loans due to us as of September 30, 2026.

Energy Solutions also serves as the holding company for our 4.7% voting interest of TCSPV Holdings IV, LLC. TCSPV Holdings IV, LLC owns 100% of Healthcare Venture Partners, LLC, a non-control portfolio company of Prospect with outstanding principal of $11,165 in first lien term loans due to us as of September 30, 2026.

Energy Solutions also serves as the holding company for our 4.8% voting interest of BFC-SDR, LLC. BFC-SDR, LLC owns 100% of Safety Solutions Financing, LLC, a non-control portfolio company of Prospect with outstanding principal of $19,204 in first lien term loans due to us as of September 30, 2026.

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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended
	September 30, 2026	September 30, 2025
Interest Income	$18,824	$17,333
Other Income
Structuring Fee	$281	$—
Royalty/Net Interest	2,798
Total Other Income	$3,079	$—
Managerial Assistance (1)	$1,000	$600
Reimbursement of Legal, Tax, etc. (2)	—	6
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

	Three Months Ended
	September 30, 2026	September 30, 2025
Additions	$9,366	$—
Interest Income Capitalized as PIK	—	31

	As of
	September 30, 2026	June 30, 2026
Interest Receivable (3)	$209	$205
Other Receivables (4)	4	4
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

	Three Months Ended
	September 30, 2026	September 30, 2025
Additions	$—	$350

	As of
	September 30, 2026	June 30, 2026
Other Receivables (1)	$5	$5

(1) Represents amounts due from Freedom Marine to Prospect for reimbursement of expenses paid by Prospect on behalf of Freedom Marine.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

InterDent, Inc.
Prospect owns 100% of the equity of InterDent, Inc. (“InterDent”).

	Three Months Ended
	September 30, 2026	September 30, 2025
Interest Income	$11,379	$10,455
Managerial Assistance (1)	366	366
Reimbursement of Legal, Tax, etc. (2)	—	21
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

	Three Months Ended
	September 30, 2026	September 30, 2025
Additions	$3,500	$3,000
Interest Income Capitalized as PIK	4,914	4,272

	As of
	September 30, 2026	June 30, 2026
Interest Receivable (3)	$127	$124
Other Receivables (4)	20	11
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from InterDent to Prospect for reimbursement of expenses paid by Prospect on behalf of InterDent.

Kickapoo Ranch Pet Resort

Prospect owns 100% of the membership interest of Kickapoo Ranch Pet Resort (“Kickapoo”). Kickapoo is a luxury pet boarding facility.

	Three Months Ended
	September 30, 2026	September 30, 2025
Interest Income	$20	$22

	As of
	September 30, 2026	June 30, 2026
Other Receivables (1)	$11	$11
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

	Three Months Ended
	September 30, 2026	September 30, 2025
Interest Income	$2,192	$2,380
Interest Income from Broda Canada	129	—
Total Interest Income	$2,321	$2,380
Other Income
Structuring Fee	$50	$—
Total Other Income	$50	$—
Managerial Assistance (1)	$113	$113
Realized (Loss) Gain	6	5
(1) No income recognized by Prospect. MA payments were paid from MITY to Prospect and subsequently remitted to PA.

	Three Months Ended
	September 30, 2026	September 30, 2025
Additions	$2,015	$—

	As of
	September 30, 2026	June 30, 2026
Interest Receivable (2)	$25	$27
Other Receivables (3)	17	2
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
During the three months ended September 30, 2026, we provided $15,017 of debt financing to NPRC to fund real estate capital expenditures and provide working capital.

	Three Months Ended
	September 30, 2026	September 30, 2025
Interest Income	$8,998	$15,829
Managerial Assistance (1)	575	575
Reimbursement of Legal, Tax, etc. (2)	241	756
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

	Three Months Ended
	September 30, 2026	September 30, 2025
Additions	$15,017	$25,568
Repayment of Loan Receivable	—	22,604

	As of
	September 30, 2026	June 30, 2026
Interest Receivable (3)	$99	$158
Other Receivables (4)	—	1
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
On June 20, 2025, the First Lien Term Loan debt of $29,091 converted to equity.

	Three Months Ended
	September 30, 2026	September 30, 2025
Interest Income	$282	$255
Managerial Assistance (1)	100	100
Reimbursement of Legal, Tax, etc. (2)	—	3
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

	Three Months Ended
	September 30, 2026	September 30, 2025
Interest Income Capitalized as PIK	$282	$254

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	As of
	September 30, 2026	June 30, 2026
Interest Receivable (3)	$3	$3
Other Receivables (4)	55	55
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide.

NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 92.77% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of September 30, 2026 and June 30, 2026, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.

	Three Months Ended
	September 30, 2026	September 30, 2025
Interest Income	$949	$991
Dividend Income (1)	1,351	—
Managerial Assistance (2)	100	100
Realized (Loss) Gain	(1,351)	842
(1) All dividends were paid from earnings and profits of NMMB.
(2) No income recognized by Prospect. MA payments were paid from NMMB to Prospect and subsequently remitted to PA.

	As of
	September 30, 2026	June 30, 2026
Interest Receivable (3)	$11	$10
Other Receivables (4)	1	1
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB.

Pacific World Corporation
Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.99% and 99.99% fully-diluted ownership interest of Pacific World as of September 30, 2026 and June 30, 2026, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.

	Three Months Ended
	September 30, 2026	September 30, 2025
Interest Income	$2,499	$2,522
Other Income
Structuring Fee	$—	$175
Total Other Income	$—	$175

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended
	September 30, 2026	September 30, 2025
Additions	$—	$7,000
Interest Income Capitalized as PIK	2,094	2,086

	As of
	September 30, 2026	June 30, 2026
Interest Receivable (1)	$28	$27
Other Receivables (2)	217	197
(1) Interest income recognized but not yet paid.
(2) Represents amounts due from Pacific World to Prospect for reimbursement of expenses paid by Prospect on behalf of Pacific World.
QC Holdings TopCo, LLC
As of September 30, 2026 and June 30, 2026, Prospect holds a 95.4% and 95.4% equity interest in QC Holdings TopCo, LLC (“QC Holdings”), representing a controlling beneficial interest in QC Holdings per the 1940 Act. QC Holdings specializes in consumer-focused alternative financial services and credit solutions.

	Three Months Ended
	September 30, 2026	September 30, 2025
Interest Income	$3,482	$3,374
Managerial Assistance (1)	163	163
Reimbursement of Legal, Tax, etc. (2)	20	269
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

	Three Months Ended
	September 30, 2026	September 30, 2025
Additions	$3,430	$1,706

	As of
	September 30, 2026	June 30, 2026
Interest Receivable (2)	$40	$40
Other Receivables (3)	(119)	(122)
(2) Interest income recognized but not yet paid.
(3) Represents amounts due to QC Holdings from Prospect for a credit of reimbursements of expenses paid by Prospect on behalf of QC Holdings.

R-V Industries, Inc.
Prospect owns 100% of the equity of R-V Holdings of Delaware, LLC (“R-V Holdings”), a Consolidated Holding Company. R-V Holdings owns 90.01% of the fully-diluted equity of R-V Industries, Inc. (“R-V”), with R-V management owning the remaining 9.99% of the equity. On December 15, 2020 we restructured our $28,622 Senior Subordinated Note with R-V into a $28,622 First Lien Note. No realized gain or loss was recorded as a result of the transaction.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended
	September 30, 2026	September 30, 2025
Interest Income	$1,828	$1,456
Dividend Income (1)	—	877
Managerial Assistance (2)	45	45
(1) All dividends were paid from earnings and profits of R-V.
(2) No income recognized by Prospect. MA payments were paid from R-V to Prospect and subsequently remitted to PA.

	As of
	September 30, 2026	June 30, 2026
Interest Receivable (3)	$—	$—
Other Receivables (4)	10	10
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from R-V to Prospect for reimbursement of expenses paid by Prospect on behalf of R-V.

Strategic Chemical Solutions Corp. (effective October 21, 2025 f/k/a USES Corp.)
Prospect owns 99.96% of the equity of Strategic Chemical Solutions Corp. as of September 30, 2026. Strategic Chemical Solutions Corp. provides industrial, environmental, and maritime services in the Gulf States region.
On December 31, 2025, we wrote down the cost basis of the Term Loan A and the Term Loan B loans to zero and realized a loss of $35,568 and $30,651 respectively.

	Three Months Ended
	September 30, 2026	September 30, 2025
Interest Income	$733	$721

	Three Months Ended
	September 30, 2026	September 30, 2025
Interest Income Capitalized as PIK	$564	$451

	As of
	September 30, 2026	June 30, 2026
Interest Receivable (1)	$8	$8
Other Receivables (2)	197	197

(1) Interest income recognized but not yet paid.
(2) Represents amounts due from Strategic Chemical Solutions Corp. to Prospect for reimbursement of expenses paid by Prospect on behalf of Strategic Chemical Solutions Corp.

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

	Three Months Ended
	September 30, 2026	September 30, 2025
Interest Income	$1,493	$1,579
Managerial Assistance (1)	149	3
Reimbursement of Legal, Tax, etc. (2)	—	1
(1) No income recognized by Prospect. MA payments were paid from UTP to Prospect and subsequently remitted to PA.
(2) Paid from UTP to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to UTP (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended
	September 30, 2026	September 30, 2025
Dividend Income Capitalized as PIK	$2,148	$—
Repayment of Loan Receivable	63	54

	As of
	September 30, 2026	June 30, 2026
Interest Receivable (3)	$17	$16
Other Receivables (4)	7	4
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended
	September 30, 2026	September 30, 2025
Interest Income
Interest Income from Valley	$313	$322
Interest Income from Valley Electric	2,202	2,825
Total Interest Income	$2,515	$3,147
Dividend Income (1)	$(1,083)	$—
Other Income
Advisory Fee	$9,840	$—
Royalty, net profit and revenue interests	—	167
Total Other Income	$9,840	$167
Managerial Assistance (2)	—	150
Reimbursement of Legal, Tax, etc. (3)	78	—
Realized Gain	131,821
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

	Three Months Ended
	September 30, 2026	September 30, 2025
Repayment of loan receivable	$95,912	$—

	As of
	September 30, 2026	June 30, 2026
Interest Receivable (4)	$—	$35
Other Receivables (5)	(1)	9
(4) Interest income recognized but not yet paid.
(5) Represents amounts due to Valley Electric from Prospect for a credit of reimbursements of expenses paid by Prospect on behalf of Valley Electric.

Victor Technology, LLC
Prospect owns 100% of the equity of Victor Holdings of Delaware, LLC (“Victor Holdings”), a Consolidated Holding Company. During the year ended June 30, 2026, Victor Holdings acquired 100% of the equity interest in VTI Acquisition, Inc. (“VTI”) and 100% of the equity interest in Victor Technology, LLC (“Victor Technology”). As a result, Prospect’s investment in Victor Technology is classified as a control investment as of September 30, 2026. Victor Technology is a manufacturer and distributor of office supplies, including calculators, standing desks, organizers and paperclips.

	Three Months Ended
	September 30, 2026	September 30, 2025
Interest Income	$313	$—
Other Income
Administrative Agent	$6	$—
Total Other Income	$6	$—

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended
	September 30, 2026	September 30, 2025
Repayment of Loan Receivable	$75	$—

	As of
	September 30, 2026	June 30, 2026
Interest Receivable (1)	$3	$3
Other Receivables (2)	23	17
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
We are not aware of any material legal proceedings as of September 30, 2026.

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

Note 16. Financial Highlights
The following is a schedule of financial highlights for the three and three months ended September 30, 2026 and September 30, 2025:

	Three Months Ended September 30,
	2026		2025
Per Share Data (10)
Net asset value per common share at beginning of period	$5.71		$6.56
Net investment income	0.15		0.17
Net realized and change in unrealized gains (losses) (1)	(0.20)		(0.01)
Net increase (decrease) from operations(10)	(0.05)		0.16
Distributions of net investment income to preferred stockholders	(0.05)	(5)	(0.06)
Total distributions to preferred stockholders(10)	(0.05)		(0.06)
Net increase (decrease) from operations applicable to common stockholders	(0.10)		0.10
Distributions of net investment income to common stockholders	(0.11)	(5)	(0.12)	(7)
Return of Capital to common stockholders	—	(5)	(0.02)	(7)
Total distributions to common stockholders	(0.11)		(0.14)
Effect of other comprehensive income (9)	—	(11)	—
Common stock transactions(2)	(0.15)		(0.08)
Net asset value per common share at end of period	$5.36	(8)	$6.45	(8)

Per common share market value at end of period	$2.08		$2.75
Total return based on market value(3)	(5.36%)		(9.34%)
Total return based on net asset value(3)	(1.33%)		3.08%
Shares of common stock outstanding at end of period	536,295,785		465,916,352
Weighted average shares of common stock outstanding	524,466,279		461,356,032

Ratios/Supplemental Data
Net assets at end of period	$2,875,089		$3,004,790
Portfolio turnover rate	1.47%		1.39%
Annualized ratio of operating expenses to average net assets applicable to common shares(6) (4)	10.39%		10.45%
Annualized ratio of net investment income to average net assets applicable to common shares(6)	10.53%		10.59%

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
(4)Absent the reimbursement of administrative expenses described in Note 13, the ratio of operating expenses to average net assets applicable to common shares would have been 10.84% for the quarter ended September 30, 2026.
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

PROSPECT CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(in thousands, except share and per share data)

(7)The amounts reflected for the respective fiscal periods were updated based on tax information received subsequent to our Form 10-Q filing for September 30, 2025. Certain reclassifications have been made in the presentation of prior period amounts. See Note 2 and Note 12 within the accompanying notes to the consolidated financial statements for further discussion.
(8)Does not foot due to rounding.
(9)Effect of other comprehensive income relates to changes in the fair value of foreign currency forward contracts designated as cash flow hedges of forecasted interest payments on the 5.50% 2030 Notes, including excluded components, net of amounts reclassified into earnings.
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
On October 14, 2026, we gave notice of our election to redeem all $263,220 aggregate principal amount of the outstanding 3.364% 2026 Notes. We expect the redemption to be completed on or about November 13, 2026, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date. Following the redemption, none of the 3.364% 2026 Notes will remain outstanding.
On October 6, 2026, our $69,388 second lien term loan to BCPE North Star US Holdco 2, Inc. was fully repaid at par.
On October 29, 2026, we priced an institutional offering of $300,000 in aggregate principal amount of 8.95% Notes due 2031 (the “8.95% 2031 Notes”). We expect net proceeds of approximately $283,400 after deducting estimated offering expenses. The offering is expected to close on November 5, 2026, subject to customary closing conditions. The 8.95% 2031 Notes will mature on October 31, 2031, and bear interest at 8.95% per annum, payable semi-annually on April 30 and October 31, beginning April 30, 2027. We intend to use the net proceeds primarily to refinance existing indebtedness, including the 3.364% 2026 Notes and/or borrowings under the Revolving Credit Facility.
On November 3, 2026, our Board of Directors increased the amount of shares of our common stock that may be repurchased under the Repurchase Program by $100,000 to up to an aggregate of $200,000. As of November 3, 2026, the approximate dollar value of shares that may yet be purchased under the upsized Repurchase Program is $165,860.
On November 4, 2026, we announced the declaration of monthly dividends for our 7.50% Preferred Stock holders of record on the following dates based on an annual dividend rate equal to 7.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January as a result), as follows:

Monthly Cash 7.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
December 2026	12/22/2026	1/4/2027	$0.156250
January 2027	1/20/2027	2/1/2027	$0.156250
February 2027	2/17/2027	3/1/2027	$0.156250
On November 4, 2026, we announced the declaration of monthly dividends for our Floating Rate Preferred Stock for holders of record on the following dates based on an annualized dividend rate equal to 6.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January as a result), authorized on November 3, 2026, as follows:

Monthly Cash Floating Rate Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
December 2026	12/22/2026	1/4/2027	$0.135417
January 2027	1/20/2027	2/1/2027	$0.135417
February 2027	2/17/2027	3/1/2027	$0.135417
On November 4, 2026, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual dividend rate equal to 5.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
December 2026	12/22/2026	1/4/2027	$0.114583
January 2027	1/20/2027	2/1/2027	$0.114583
February 2027	2/17/2027	3/1/2027	$0.114583
On November 4, 2026, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual dividend rate equal to 6.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January as a result), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
December 2026	12/22/2026	1/4/2027	$0.135417
January 2027	1/20/2027	2/1/2027	$0.135417
February 2027	2/17/2027	3/1/2027	$0.135417
On November 4, 2026, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual dividend rate equal to 5.35% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month), as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
November 2026 - January 2027	1/20/2027	2/1/2027	$0.334375
On November 4, 2026, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Stockholder Distribution	Record Date	Payment Date	Amount ($ per share)
November 2026	11/25/2026	12/21/2026	$0.0350
December 2026	12/29/2026	1/20/2027	$0.0350
January 2027	1/27/2027	2/17/2027	$0.0350

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
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third-party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of September 30, 2026, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $3,323,679 and $3,360,718, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. We consolidate all wholly owned and substantially wholly owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
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
Our previously outstanding 3.706% unsecured notes due 2026, which were redeemed during the fiscal year ended June 30, 2025, are referred to as the “2026 Notes”. Our $263,220 of 3.364% unsecured notes due November 15, 2026 are referred to as the “3.364% 2026 Notes”. Our $220,803 of 3.437% unsecured notes due October 15, 2028 are referred to as the “3.437% 2028 Notes”. Our $167,755 of 5.50% unsecured notes due December 31, 2030 are referred to as the “5.50% 2030 Notes”, and collectively with the 2026 Notes, the 3.364% 2026 Notes, and the 3.437% 2028 Notes, as the “Public Notes”. Any corporate notes issued pursuant to our medium term notes program with InspereX LLC are referred to as “Prospect Capital InterNotes®”. The Public Notes and Prospect Capital InterNotes® are collectively referred to as the “Unsecured Notes”.
First Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended September 30, 2026 we acquired $11,990 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $39,033, funded $20,422 of revolver advances, and recorded PIK interest of $19,032, resulting in gross investment originations of $90,477. During the three months ended September 30, 2026 we received full repayments totaling $214,999, received $29 of revolver paydowns, received $12,053 in sales, and received $30,291 in partial prepayments, scheduled principal amortization payments, and return of capital distributions, resulting in repayments of approximately $257,372.
Debt Issuances and Redemptions
During the three months ended September 30, 2026 we repaid $2,174 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2026 was $50.
During the three months ended September 30, 2026 we issued $805 aggregate principal amount of Prospect Capital InterNotes® with a weighted average stated interest rate of 6.30%, to extend our borrowing base. The newly issued notes mature between July 15, 2029 and August 15, 2033 and generated net proceeds of $793.
During the three months ended September 30, 2026 we repurchased $1,266 aggregate principal amount of the 3.364% 2026 Notes at a weighted average price of 99.24%, including commissions, plus accrued and unpaid interest. As a result, we recognized a net realized loss of $73 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 3.364% 2026 Notes
During the three months ended September 30, 2026, we repurchased $33,946 aggregate principal amount of the 3.437% 2028 Notes at a weighted average price of 93.92%, including commissions, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $1,388 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 3.437% 2028 Notes.
During the three months ended September 30, 2026, we repurchased $9,922 aggregate principal amount of the 5.50% 2030 Notes at a weighted average price of 93.96%, plus accrued and unpaid interest. As a result, we recognized a net realized gain of $218 from the extinguishment of debt in the amount of the difference between the reacquisition price and the net carrying amount of the repurchased 5.50% 2030 Notes.
Equity Issuances and Redemptions
On July 22, 2026, August 20, 2026 and September 17, 2026 we issued 1,049,699, 1,005,099, and 1,028,431 shares of our common stock in connection with the dividend reinvestment plan, respectively.
During the three months ended September 30, 2026, 1,145,143 shares of our Series A1 Preferred Stock, 415,054 shares of our Series A3 Preferred Stock, 61,680 shares of our Series M1 Preferred Stock, and 42,207 shares of our Series M3 Preferred Stock were converted to 20,466,000 shares of our common stock, in connection with Holder Optional Conversions and Optional Redemptions Following Death of a Holder, resulting in a loss from redemption of preferred stock of $4,047.
On May 8, 2026, we entered into an equity distribution agreement by and among us, Prospect Capital Management L.P., Prospect Administration LLC, and A.G.P. / Alliance Global Partners (“AGP”), with AGP as sales agent, relating to the offer and sale, by means of an at-the-market offering, of up to 16,000,000 shares, or $400,000 in aggregate liquidation preference, of our Series A Preferred Stock.

During the three months ended September 30, 2026 we issued 644,465 shares of Series A5 Preferred Stock for net proceeds of $13,915, 172,786 shares of Series M5 Preferred Stock for net proceeds of $4,776, and 42,438 shares of Series A Preferred Stock for net proceeds of $700,992 each excluding offering costs and preferred stock dividend reinvestment.
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

Investment Holdings
As of September 30, 2026, we have $5,944,478, or 206.8%, of our net assets applicable to common shares, invested in 85 portfolio companies and other portfolio investments.
Our annualized current yield was 11.3% and 11.8% as of September 30, 2026 and June 30, 2026, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 8.8% and 9.0% as of September 30, 2026 and June 30, 2026, respectively, across all investments. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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
As of September 30, 2026, we own controlling interests in the following portfolio companies: Belnick, LLC (“Belnick”); CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”); Kickapoo Ranch Pet Resort (“Kickapoo”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); QC Holdings TopCo, LLC (“QC Holdings”); R-V Industries, Inc. (“R-V”); Universal Turbine Parts, LLC (“UTP”); Strategic Chemical Solutions Corp. (f/k/a USES Corp.); and Victor Technology, LLC (“Victor”). In June 2019, CP Energy purchased a controlling interest of the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $61,912 and $61,429 in first lien term loans (the “Spartan Term Loan A”) due to us as of September 30, 2026 and June 30, 2026, respectively. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, we report our investments in Spartan as a control investment. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loan A.
As of September 30, 2026, we also own affiliated interests in Nixon, Inc. (“Nixon”) and RGIS Services, LLC, (“RGIS”).
The following shows the composition of our investment portfolio by level of control as of September 30, 2026 and June 30, 2026:

	September 30, 2026				June 30, 2026
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$3,323,679	55.9%	$3,360,718	56.5%	$3,367,618	53.3%	$3,644,274	57.5%
Affiliate Investments	12,835	0.2%	22,028	0.4%	12,835	0.2%	30,447	0.5%
Non-Control/Non-Affiliate Investments	2,607,805	43.9%	2,561,732	43.1%	2,934,916	46.5%	2,667,837	42.1%
Total Investments	$5,944,319	100.0%	$5,944,478	100.0%	$6,315,369	100.0%	$6,342,558	100.0%	(1)
(1) Does not foot due to rounding

The following shows the composition of our investment portfolio by type of investment as of September 30, 2026 and June 30, 2026:

	September 30, 2026				June 30, 2026
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Revolving Line of Credit	$92,288	1.6%	$82,317	1.4%	$78,795	1.2%	$72,378	1.1%
First Lien Debt	4,154,259	69.9%	3,952,018	66.5%	4,494,789	71.3%	4,216,556	66.5%
Second Lien Revolving Line of Credit	5,284	0.1%	5,284	0.1%	1,854	—%	1,854	—%
Second Lien Debt	651,305	11.0%	568,779	9.5%	752,658	11.9%	577,354	9.1%
Unsecured Debt	7,200	0.1%	5,213	0.1%	7,200	0.1%	5,195	0.1%
Subordinated Structured Notes	—	—%	—	—%	2,108	—%	2,794	—%
Preferred Stock	434,777	7.3%	171,838	2.9%	430,251	6.8%	175,984	2.8%
Common Stock	364,933	6.1%	405,515	6.8%	313,509	5.0%	583,188	9.2%
Membership Interest	227,327	3.8%	689,083	11.6%	227,259	3.6%	683,341	10.8%
Participating Interest (1)	—	—%	52,455	0.9%	—	—%	16,968	0.3%
Warrants	6,946	0.1%	11,976	0.2%	6,946	0.1%	6,946	0.1%
Total Investments	$5,944,319	100.0%	$5,944,478	100.0%	$6,315,369	100.0%	$6,342,558	100.0%
(1)Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, revenue interests, liquidating trusts and overriding royalty interests.

The following shows our investments in interest bearing securities, including non-accrual investments, by type of investment as of September 30, 2026 and June 30, 2026:

	September 30, 2026				June 30, 2026
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien Debt and First Lien Revolving Line of Credit	$4,246,547	86.5%	$4,034,335	87.5%	$4,573,584	85.8%	$4,288,934	88.0%
Second Lien Debt and Second Lien Revolving Line of Credit	656,589	13.4%	574,063	12.4%	754,512	14.1%	579,208	11.8%
Unsecured	7,200	0.1%	5,213	0.1%	7,200	0.1%	5,195	0.1%
Subordinated Structured Notes	—	—%	—	—%	2,108	—%	2,794	0.1%
Total Interest Bearing Investments	$4,910,336	100.0%	$4,613,611	100.0%	$5,337,404	100.0%	$4,876,131	100.0%

The following shows the composition of our investment portfolio by industry as of September 30, 2026 and June 30, 2026:

	September 30, 2026				June 30, 2026
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$95,544	1.6%	$127,704	2.1%	$93,459	1.5%	$124,259	2.0%
Air Freight & Logistics	169,518	2.9%	168,211	2.8%	216,447	3.4%	167,633	2.6%
Automobile Components	59,850	1.0%	29,379	0.5%	126,314	2.0%	30,209	0.5%
Commercial Services & Supplies	441,358	7.4%	427,362	7.2%	441,997	7.0%	445,892	7.0%
Construction & Engineering	22,614	0.4%	76,482	1.3%	118,507	2.0%	316,449	5.0%
Consumer Finance	775,068	13.0%	1,164,510	19.6%	760,592	12.0%	1,149,153	18.1%
Distributors	375,203	6.3%	306,333	5.2%	390,830	6.2%	354,629	5.6%
Diversified Consumer Services	106,316	1.8%	13,182	0.2%	106,292	1.7%	13,439	0.2%
Diversified Telecommunication Services	197,020	3.3%	201,086	3.4%	245,758	3.9%	190,435	3.0%
Electrical Equipment	—	—%	—	—%	—	—%	—	—%
Energy Equipment & Services	350,302	5.9%	148,105	2.5%	345,126	5.5%	141,279	2.2%
Residential Real Estate Investment Trusts (REITs)	911,906	15.3%	1,071,107	18.0%	896,889	14.2%	1,081,596	17.1%
Financial Services	77,781	1.3%	77,781	1.3%	77,832	1.2%	77,832	1.2%
Food Products	87,429	1.5%	84,520	1.4%	87,520	1.4%	84,257	1.3%
Health Care Providers & Services	731,184	12.3%	691,226	11.6%	776,917	12.3%	758,688	12.0%
Health Care Technology	125,945	2.1%	123,745	2.1%	126,176	2.0%	123,898	2.0%
Hotels, Restaurants & Leisure	30,681	0.5%	28,742	0.5%	30,681	0.5%	28,097	0.4%
Household Durables	101,964	1.7%	104,231	1.8%	99,757	1.6%	108,565	1.7%
Interactive Media & Services	80,700	1.4%	80,700	1.4%	87,850	1.4%	87,850	1.4%
IT Services	74,057	1.2%	58,737	1.0%	74,008	1.2%	57,573	0.9%
Leisure Products	69,939	1.2%	69,938	1.2%	70,189	1.1%	70,188	1.1%
Machinery	81,651	1.5%	113,540	1.9%	81,796	1.3%	112,083	1.8%
Marine Transport	47,967	0.8%	12,008	0.2%	47,967	0.8%	12,077	0.2%
Media	115,541	1.9%	169,027	2.8%	115,928	1.8%	164,712	2.6%
Personal Care Products	375,693	6.3%	124,031	2.1%	373,627	5.9%	124,017	2.0%
Pharmaceuticals	116,260	2.1%	141,766	2.4%	122,789	1.9%	141,316	2.2%
Professional Services	91,854	1.5%	91,631	1.5%	94,156	1.5%	92,172	1.5%
Software	137,328	2.3%	105,806	1.8%	183,988	2.9%	148,472	2.3%
Specialty Retail	8,249	0.1%	8,421	0.1%	34,689	0.5%	7,829	0.1%
Textiles, Apparel & Luxury Goods	85,397	1.4%	125,167	2.1%	85,180	1.3%	125,165	2.0%
Trading Companies & Distributors	—	—%	—	—%	—	—%	—	—%
Subtotal	5,944,319	100.0%	5,944,478	100.0%	6,313,261	100.0%	6,339,764	100.0%
Structured Finance(1)		—%		—%	2,108	—%	2,794	—%
Total Investments	$5,944,319	100.0%	$5,944,478	100.0%	$6,315,369	100.0%	$6,342,558	100.0%
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

Our gross investment activity for the three months ended September 30, 2026 and September 30, 2025 are presented below:

	Three Months Ended September 30,
	2026	2025
Investments in portfolio companies
Investments in new portfolio companies	$11,990	$20,048
Follow-on investments in existing portfolio companies (1)	39,033	50,170
Revolver advances	20,422	5,658
PIK interest and dividends	19,032	15,691
Total investments in portfolio companies	$90,477	$91,567

Investments by portfolio composition
First Lien Debt	$58,126	$74,237
Second Lien Debt	5,757	1,706
Equity	26,594	15,624
Total investments by portfolio composition	$90,477	$91,567

Investments repaid or sold
Partial repayments (2)	$30,291	$111,133
Full repayments	214,998	82,219
Investments sold	12,054	41,285
Revolver paydowns	29	23
Total investments repaid or sold	$257,372	$234,660

Investments repaid or sold by portfolio composition
First Lien Debt	$238,819	$149,776
Second Lien Debt	6,500	84,245
Subordinated Structured Notes	—	639
Equity	12,053	—	(4)
Total investments repaid or sold by portfolio composition	$257,372	$234,660

Weighted average interest rates for new investments by portfolio composition (3)
First Lien Debt	11.41%	11.89%
Second Lien Debt	—%	N/A
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

Key developments in the Company’s portfolio during the three months ended September 30, 2026 are as follows:
On June 29, 2026, the National Property REIT Corp. loan agreement was amended, extending the maturity date of the First Lien Term Loan facility to March 31, 2030. The amendment was made effective as of July 1, 2026.

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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $5,944,478.
Our portfolio companies are generally lower middle-market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.
Control Company Investments
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the three months ended September 30, 2026.
First Tower Finance Company LLC
Prospect owns 100% of the equity of First Tower Delaware, a Consolidated Holding Company. First Tower Delaware owns 80.10% of the voting interest of First Tower Finance, resulting in 78.06% ownership. First Tower Finance owns 100% of First Tower, LLC, a multiline specialty finance company.
The fair value of our investment in First Tower was $983,900 as of September 30, 2026, a premium of $483,124 to its amortized cost basis, compared to a fair value of $960,778 as of June 30, 2026, a premium of $469,368 to its amortized cost basis. The increase in premium to amortized cost resulted from an improvement in financial performance.

InterDent, Inc.
Prospect owns 100% of the equity of InterDent. InterDent is a dental support organization (“DSO”). InterDent provides business and administrative support services to a regionally-diversified set of dental practices so that dentists can focus on delivering high-quality clinical care and patient satisfaction.
The fair value of our investment in InterDent was $331,762 as of September 30, 2026, a discount of $106,593 to its amortized cost basis, compared to a fair value of $340,451 as of June 30, 2026, a discount of $89,490 to its amortized cost basis. The increase in discount to amortized cost resulted from increased debt in the capital structure and a decline in financial performance.
National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC was formed to hold for investment, operate, finance, lease, manage, and sell a portfolio of real estate assets and engage in any and all other activities as may be necessary, incidental or convenient to carry out the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, multi-family, self-storage, and student housing properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly owned subsidiaries, NPRC invests in online consumer loans and RSSNs. As of September 30, 2026 and June 30, 2026, we own 100% of the fully-diluted common equity of NPRC.
During the three months ended September 30, 2026, we provided $15,017 of debt financing to NPRC to fund real estate capital expenditures and provide working capital.
During the three months ended September 30, 2026, we received partial repayments of $0 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
During the three months ended September 30, 2025, we provided $25,568 of debt financing to NPRC to fund real estate capital expenditures and provide working capital.
During the three months ended September 30, 2025, we received partial repayments of $22,604 of our loans previously outstanding with NPRC and its wholly owned subsidiary.
As of September 30, 2026, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $911,906 and a fair value of $1,071,107, primarily related to NPRC’s real estate portfolio. The real estate portfolio was comprised of forty-four multi-family properties, four senior living properties, and two commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of September 30, 2026:

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Taco Bell, OK	Yukon, OK	6/4/2014	$1,719	$—
2	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
3	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	21,569
4	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	22,945
5	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	43,656
6	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	25,935
7	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	21,372
8	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	31,810
9	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	27,625
10	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	17,195
11	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	147,308
12	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	85,070
13	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	14,826
14	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	51,997
15	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	17,986
16	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	34,334
17	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	91,050
18	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	57,531
19	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	29,537

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
20	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	46,382
21	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	78,813
22	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
23	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	74,372
24	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
25	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	38,335
26	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,600
27	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	62,379
28	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	43,900
29	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	13,910
30	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	41,608
31	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	18,421
32	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
33	Jackson Pear Orchard LLC	Ridgeland, MS	6/28/2021	50,900	42,836
34	Jackson Lakeshore Landing LLC	Ridgeland, MS	6/28/2021	22,600	17,896
35	Jackson Reflection Pointe LLC	Flowood, MS	6/28/2021	45,100	33,094
36	Jackson Crosswinds LLC	Pearl, MS	6/28/2021	41,400	38,476
37	Elliot Apartments Norcross, LLC	Norcross, GA	11/30/2021	128,000	106,850
38	Orlando 442 Owner, LLC (West Vue Apartments)	Orlando, FL	12/30/2021	97,500	62,223
39	NPRC Wolfchase LLC	Memphis, TN	3/18/2022	82,100	60,000
40	NPRC Twin Oaks LLC	Hattiesburg. MS	3/18/2022	44,850	37,145
41	NPRC Lancaster LLC	Birmingham, AL	3/18/2022	37,550	30,005
42	NPRC Rutland LLC	Macon, GA	3/18/2022	29,750	24,746
43	Southport Owner LLC (Southport Crossing)	Indianapolis, IN	3/29/2022	48,100	36,075
44	TP Cheyenne, LLC	Cheyenne, WY	5/26/2022	27,500	17,656
45	TP Pueblo, LLC	Pueblo, CO	5/26/2022	31,500	20,166
46	TP Stillwater, LLC	Stillwater, OK	5/26/2022	26,100	15,328
47	TP Kokomo, LLC	Kokomo, IN	5/26/2022	20,500	12,753
48	Terraces at Perkins Rowe JV LLC	Baton Rouge, LA	11/14/2022	41,400	29,322
49	NPRC Apex Holdings LLC	Cincinnati, OH	1/19/2024	34,225	27,712
50	NPRC Parkton Holdings LLC	Cincinnati, OH	1/19/2024	45,775	37,090
				$2,222,716	$1,915,734
As of June 30, 2026, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $896,889 and a fair value of $1,081,596, The real estate portfolio was comprised of forty-four multi-family properties, two student housing properties, four senior living properties, and two commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of June 30, 2026:

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

The fair value of our investment in NPRC was $1,071,107 as of September 30, 2026, a premium of $159,201 from its amortized cost basis, compared to a fair value of $1,081,596 as of June 30, 2026, a premium of $184,707 to its amortized cost basis. The decrease in premium to amortized cost was primarily driven by a softening in cash flow projections across NPRC’s real estate portfolio, an increase in discount and terminal capitalization rates, and higher leverage within the capital structure.
Our controlled investments, including those discussed above, are valued at $37,039 above their amortized cost as of September 30, 2026.

Affiliate and Non-Control Company Investments
We hold two affiliate investments as of September 30, 2026 (Nixon, Inc. and RGIS Services, LLC, (“RGIS”)) with a total fair value of $22,028, a premium of $9,193 from their combined amortized cost, compared to a fair value of $30,447 as of June 30, 2026, representing a $17,612 premium to its amortized cost. The decrease in premium to amortized cost was driven by a decline in RGIS’ financial performance.
With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. Note that six of our non-control/non-affiliate investments, Credit.com Holdings, LLC, Discovery Point Retreat, LLC, Druid City Infusion, LLC, Shoes West, LLC (d/b/a Taos Footwear), Town & Country Holdings, Inc., and Verify Diagnostics LLC, have larger equity or convertible debt option positions and are therefore more susceptible to changes in value than the rest of our non-control/non-affiliate investments. As of September 30, 2026, our non-control/non-affiliate portfolio is valued at a discount to amortized cost primarily due to two of our non-control/non-affiliate investments, Credit.com Holdings, LLC (“Credit.com”) and Town & Country Holdings, Inc., which are valued at discounts to amortized cost of $94,456 and $69,745, respectively.

Excluding those non-control/non-affiliate investments discussed above, our remaining non-control/non-affiliate portfolio is valued at a premium of $118,128 to amortized cost as of September 30, 2026.
Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of September 30, 2026 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Public Notes which we issued in May 2021, September 2021, and October 2025; and Prospect Capital InterNotes® which we issue from time to time. As of September 30, 2026, our equity capital is comprised of common and preferred equity.
The following table shows our outstanding debt as of September 30, 2026:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$287,152	$12,940	$287,152	$287,152	1M SOFR +	2.05%

3.364%	2026 Notes	263,220	164	263,056	261,704	3.86%
3.437%	2028 Notes	220,803	2,103	218,700	205,367	3.92%
5.50%	2030 Notes	167,755	6,401	161,354	157,019	6.76%
Public Notes		651,778		643,110	624,090

Prospect Capital InterNotes®		598,228	6,965	591,263	552,434	6.14%
Total		$1,537,158		$1,521,525	$1,463,676

The following table shows our outstanding debt as of June 30, 2026:

		Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value	Fair Value	Effective Interest Rate
Revolving Credit Facility		$562,328	$14,128	$562,328	$562,328	1M SOFR +	2.05%

3.364%	2026 Notes	264,486	435	264,051	261,169	3.89%
3.437%	2028 Notes	254,749	2,743	252,006	239,729	3.97%
5.50%	2030 Notes	182,153	7,369	174,784	165,650	6.76%
Public Notes		701,388		690,841	666,548

Prospect Capital InterNotes®		614,879	7,399	607,480	588,081	6.04%
Total		$1,878,595		$1,860,649	$1,816,957
The following table shows the contractual maturities by fiscal year of our Revolving Credit Facility, Public Notes and Prospect Capital InterNotes® as of September 30, 2026:

	Payments Due by Fiscal Year ending June 30,
	Total	2027	2028	2029	2030	2031	After 5 Years
Revolving Credit Facility	$287,152	$—	$—	$287,152	$—	$—	$—
Public Notes	651,778	263,220	—	220,803	—	167,755	—
Prospect Capital InterNotes®	598,228	143,389	50,575	116,473	27,865	57,105	202,821
Total Contractual Obligations	$1,537,158	$406,609	$50,575	$624,428	$27,865	$224,860	$202,821
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

Revolving Credit Facility
On May 15, 2007, we formed our wholly owned subsidiary, PCF, a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Since origination of the revolving credit facility, we have renegotiated the terms and extended the commitments of the revolving credit facility several times. Most recently, effective June 28, 2024, we completed an extension and upsizing of the revolving credit facility (the “Revolving Credit Facility”). The lenders have extended commitments of $2,121,500 as of September 30, 2026. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $2,250,000 in the aggregate. The extension and upsizing of the Revolving Credit Facility extended the maturity date to June 28, 2029 and the revolving period through June 28, 2028, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due.
As of September 30, 2026 and June 30, 2026, we had $777,956 and $623,891, respectively, available to us for borrowing under the Revolving Credit Facility, net of $287,152 and $562,328 outstanding borrowings as of the respective balance sheet dates. See Note 4. Revolving Credit Facility within our consolidated financial statements for additional details.

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
As of September 30, 2026 and June 30, 2026, the outstanding aggregate principal amount of the 3.364% 2026 Notes were $263,220 and $264,486, respectively.
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
As of September 30, 2026 and June 30, 2026, the outstanding aggregate principal amount of the 3.437% 2028 Notes was $220,803 and $254,749, respectively.
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
As of September 30, 2026 and June 30, 2026, the outstanding aggregate principal amount of the 5.50% 2030 Notes were $167,755 and $182,153, respectively.
The 2026 Notes, the 3.364% 2026 Notes, the 3.437% 2028 Notes, and the 5.50% 2030 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. See Note 5. Public Notes within our consolidated financial statements for additional details.
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
As of September 30, 2026 and June 30, 2026, the fair value of the derivative assets and derivative liabilities were $14,373 and 18,900, and $0 and $0, respectively.
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
Certain notes issued through the InterNotes® Offerings have been repaid and we have, from time to time, repurchased or redeemed such other notes and, therefore, as of September 30, 2026 and June 30, 2026, the aggregate principal amount of Prospect Capital InterNotes® outstanding were $598,228 and $614,879, respectively. See Note 7. Prospect Capital InterNotes® within our consolidated financial statements for additional details.
Net Asset Value Applicable to Common Stockholders
During the three months ended September 30, 2026, our net asset value applicable to common shares decreased by $53,757, or $0.35 per basic weighted average common share. The decrease was primarily driven by net realized and net change in unrealized losses of $103,687, or $0.20 per basic weighted average common share. While our net asset value applicable to common shareholders increased $6,441 and $47,427 due to shares issued at the then-current market prices through reinvestment of dividends and conversions of preferred stock to common stock, respectively, these combined increases in total net asset value resulted in dilution of $0.15 per basic weighted average common share. Additionally, distributions to common and preferred stockholders of $81,376, or $0.16 per basic weighted average common share, exceeded net investment income of $76,359, or $0.15 per basic weighted average common share, resulting in a net decrease of $0.01 per basic weighted average common share. The following table shows the calculation of net asset value per common share as of September 30, 2026 and June 30, 2026:

	September 30, 2026	June 30, 2026
Net assets applicable to common stockholders	$2,875,089	$2,928,846
Shares of common stock issued and outstanding	536,295,785	512,746,556
Net asset value per common share	$5.36	$5.71
Results of Operations
Operating results for the three months ended September 30, 2026 and September 30, 2025 were as follows:

	Three Months Ended September 30,
	2026	2025
Investment income	$151,741	$157,624
Total operating expenses	78,632	78,274
Reimbursement of administration expenses	(3,250)	—
Total net operating expenses	75,382	78,274
Net investment income	76,359	79,350
Net realized gains (losses) from investments	(71,607)	(1,891)
Net change in unrealized gains (losses) from investments	(27,030)	599
Net realized gains (losses) on extinguishment of debt	1,483	(77)
Net realized gains (losses) from derivative instruments and foreign currency transactions	(572)	—
Net change in unrealized gains (losses) from derivative instruments and foreign currency transactions	(188)	—
Net increase (decrease) in net assets resulting from operations	(21,555)	77,981
Preferred stock dividend	(26,120)	(26,767)
Net gain (loss) on redemptions of preferred stock	(3,730)	(1,362)
Gain (loss) on Accretion to Redemption Value of Preferred Stock	(2,043)	(1,765)
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stockholders	$(53,448)	$48,087

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
The following table describes the various components of investment income:

	Three Months Ended September 30,
	2026	2025
Interest income	$132,608	$152,394
Dividend income	5,475	3,573
Other income	13,658	1,657
Total investment income	$151,741	$157,624

Average debt principal of performing interest bearing investments(1)	$4,437,133	$5,266,662
Weighted average interest rate earned on performing interest bearing investments(1)	11.69%	11.32%
Average debt principal of all interest bearing investments(2)	$5,085,241	$5,993,933
Weighted average interest rate earned on all interest bearing investments(2)	10.20%	9.95%
(1) Excludes equity investments, Subordinated Structured Notes and non-accrual loans.
(2) Excludes equity investments and Subordinated Structured Notes.
The weighted average interest rate earned on performing interest bearing assets increased to 11.69% for the three months ended September 30, 2026 from 11.32% for the three months ended September 30, 2025. The weighted average interest rate earned on all interest bearing investments increased to 10.20% for the three months ended September 30, 2026 from 9.95% for the three months ended September 30, 2025. The increase is a combination of a decrease in income from repayments of lower yielding assets during the current period, in addition to an increase in SOFR rates.

Investment income is also generated from dividends and other income which is less predictable than interest income. The following table describes dividend income earned for the three months ended September 30, 2026 and September 30, 2025, respectively:

	Three Months Ended September 30,
	2026	2025
Dividend income
Universal Turbine Parts, LLC	$2,148	$—
NMMB, Inc.	1,351	—
Shoes West, LLC (d/b/a Taos Footwear)	363	—
Valley Electric Company, Inc.	(1,083)	—
The RK Logistics Group, Inc.	—	1,267
R-V Industries, Inc.	—	877
Other transactions	2,696	1,429
Total dividend income	$5,475	$3,573

Other income is comprised of structuring fees, advisory fees, amendment fees, royalty interests, receipts for residual net profit and revenue interests, administrative agent fees and other miscellaneous and sundry cash receipts. The following table describes other income earned for the three months ended September 30, 2026 and September 30, 2025, respectively:

	For the Three Months Ended September 30,
	2026	2025
Structuring, amendment and advisory fees
Valley Electric Company, Inc.	$9,840	$—
First Tower Finance Company LLC	281	—
Japs-Olson Company, LLC	271	—
Other transactions	213	1,299
Total structuring, amendment and advisory fees	$10,605	$1,299
Royalty, net profit and revenue interests
First Tower Finance Company LLC	$2,798	$—
Other transactions	—	167
Total royalty and net revenue interests	$2,798	$167
Administrative agent fees
Other transactions	$255	$191
Total administrative agent fees	$255	$191
Total other income	$13,658	$1,657
Other income for the three months ended September 30, 2026 increased by $12,001 compared to the three months ended September 30, 2025 primarily due to a $9,306 increase in structuring, amendment and advisory fees mainly from the sale of our investment in Valley Electric Company, Inc. as well as an increase of $2,631 in royalty and net revenue interests mainly from our investment in First Tower Finance Company, LLC.
Income recognized from dividend income, prepayment premium from early repayments, structuring fees and amendment fees related to specific loan positions and royalty, net profit and revenue interests are considered to be non-recurring income. For the three months ended September 30, 2026 and September 30, 2025, we recognized $21,401 and $5,125 of non-recurring income, respectively. The $16,276 increase in nonrecurring income during the three months ended September 30, 2026 is primarily due to a $9,306 increase in structuring, amendment and advisory fee income, a $2,631 increase in royalty and net revenue interests, a $2,437 increase in prepayment premium and a $1,902 increase in dividend income.

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
The following table describes the various components of our operating expenses:

	Three Months Ended September 30,
	2026	2025
Base management fee	$31,218	$33,617
Income incentive fee	7,743	1,234
Interest and credit facility expenses	30,636	33,687
Allocation of overhead from Prospect Administration	5,524	5,524
Audit, compliance and tax related fees	656	899
Directors’ fees	150	150
Other general and administrative expenses	2,705	3,163
Total operating expenses	$78,632	$78,274
Reimbursement of administration expenses	$(3,250)	$—
Total net operating expenses	$75,382	$78,274
Total gross and net base management fee was $31,218 and $33,617 for the three months ended September 30, 2026 and 2025, respectively. The decrease in total gross base management fee is directly related to a decrease in average total assets.
For the three months ended September 30, 2026 and 2025, we incurred $7,743 and $1,234 of income incentive fees, respectively. This increase was driven by a corresponding increase in pre-incentive fee net investment income (net of preferred stock dividends) to $57,982 from $53,817 due to an increase in the pre-incentive fee NII that exceeds the quarterly hurdle rate for the three months ended September 30, 2026 and 2025, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended September 30, 2026 and 2025, we incurred $30,636 and $33,687, respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.

The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these periods:

	Three Months Ended September 30,
	2026	2025
Interest on borrowings(1)	$25,933	$29,177
Amortization of deferred financing costs	1,828	1,977
Accretion of discount on unsecured debt	359	361
Facility commitment fees	2,516	2,172
Total interest and credit facility expenses	$30,636	$33,687

Average principal debt outstanding	$2,028,211	$2,174,118
Annualized weighted average stated interest rate on borrowings(2)	5.18%	5.37%
Annualized weighted average interest rate on borrowings(3)	6.11%	6.20%
(1)Net of $348 of net gains reclassified from accumulated other comprehensive income (loss) into earnings as a decrease to interest expense for the three months ended September 30, 2026. There was no such reclassification during the three months ended September 30, 2025.
(2)Includes only the stated interest expense.
(3)Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.
Interest expense was $25,933 and $29,177 for the three months ended September 30, 2026 and 2025, respectively. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) was 5.18% and 5.37% for the three months ended September 30, 2026 and 2025, respectively. The decrease was primarily due to a decrease in the weighted average stated interest rate on the Revolving Credit Facility, driven by lower SOFR rates, and a lower proportion of borrowings under the Revolving Credit Facility. These decreases were partially offset by an increase in the stated interest rate on the Prospect Capital InterNotes® and a lower proportion of borrowings under the 3.364% 2026 Notes and 3.437% 2028 Notes, which carry below average stated rates, as a result of repurchases.
The weighted average interest rate on borrowings was 6.11% and 6.20% for the three months ended September 30, 2026 and 2025, respectively. The decrease was primarily due to a lower proportion of borrowings under the Revolving Credit Facility and a decrease in the all-in rate on the 3.364% 2026 Notes and 3.437% 2028 Notes, which reflects a reversal of previously recognized accretion of discount and amortization of deferred financing costs in connection with prior-period repurchases. These decreases were partially offset by an increase in the all-in rate on the Prospect Capital InterNotes® and a lower proportion of borrowings under the 3.364% 2026 Notes and 3.437% 2028 Notes, which carry below average stated rates as a result of repurchases.
In July 2026, Prospect Administration finalized a litigation settlement related to a portfolio company that provided $3,250 in proceeds to Prospect Administration. The proceeds were used to offset the below allocations of overhead expense from Prospect Administration to the Company during the three months ended September 30, 2026.
The gross allocation of overhead expense from Prospect Administration was $5,524 and $5,524 for the three months ended September 30, 2026 and September 30, 2025, respectively. The $3,250 in litigation settlement proceeds discussed above was recorded in the three months ended September 30, 2026 to offset this allocation of overhead expense and is presented as a reimbursement of administration expenses to arrive at the total net operating expenses reported in the Consolidated Statement of Operations for the three months ended September 30, 2026..
Prospect Administration received estimated payments of $252 and $645 directly from our portfolio companies for legal, tax, and other administrative services during the three months ended September 30, 2026 and 2025, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments during the three months ended September 30, 2026 and September 30, 2025, Prospect Administration’s charges for its administrative services during the respective periods would have increased by this amount.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration, net of any expense reimbursements, were $3,511 and $4,212 for the three months ended

September 30, 2026 and September 30, 2025, respectively. The decrease was primarily attributable to the decrease in legal, audit, compliance, tax, and other general and administrative expenses.

Net Realized Gains (Losses)
The following table details net realized gains (losses) from investments for the three months ended September 30, 2026 and September 30, 2025:

	Three Months Ended September 30,
Portfolio Company	2026	2025
Valley Electric Company, Inc.(1)	$132,904	$—
Other transactions, net	(3,947)	(1,891)
Rising Tide Holdings, Inc.(1)	(27,100)	—
STG Distribution, LLC (f/k/a Reception Purchaser, LLC)(1)	(48,893)	—
Aventiv Technologies, LLC(1)	(58,108)	—
First Brands Group(1)	(66,463)	—
Net realized gains (losses) from investments	$(71,607)	$(1,891)
(1)See endnotes of Change in Unrealized Gains (Losses) for the three months ended September 30, 2026 below for the respective investment.

Net Realized Gain/Loss from Extinguishment of Debt
During the three months ended September 30, 2026 and September 30, 2025, we recorded a net realized gain from extinguishment of debt of $1,483 and net realized loss from extinguishment of debt of $77, respectively. Refer to Capitalization for additional discussion.
Net Realized Gain/Loss from Redemptions of Preferred Stock
During the three months ended September 30, 2026, we recorded a net realized loss of $2,043 from the accretion to redemption value of redeemable securities. During the three months ended September 30, 2025, we recorded a net realized loss of $1,765 from the accretion to redemption value of redeemable securities.
During the three months ended September 30, 2026, we recorded a net realized loss of $4,047 from the conversions of preferred stock to common, and a gain of $318 from the redemptions of preferred stock to cash, resulting in a net realized loss of $3,730. During the three months ended September 30, 2025 we recorded a net realized loss of $1,410 from the conversions of preferred stock to common, and a gain of $48 from the redemptions of preferred stock to cash, resulting in a net realized loss of $1,362. Refer to Financial Condition, Liquidity, and Capital Resources for additional discussion.
Net Realized Gain/Loss from Derivative Instruments and Foreign Currency Transactions
During the three months ended September 30, 2026, we recorded a net realized loss of $572 from derivative instruments and foreign currency transactions. During the three months ended September 30, 2025, there were no realized gains or losses from derivative instruments and foreign currency transactions.

Change in Unrealized Gains (Losses)
The following table details net change in unrealized gains (losses) for our portfolio for the three months ended September 30, 2026 and September 30, 2025, respectively:

	Three Months Ended September 30,
	2026	2025
Control investments	$(239,617)	$14,181
Affiliate investments	(8,419)	3,764
Non-control/non-affiliate investments	221,006	(17,346)
Net change in unrealized gains (losses)	$(27,030)	$599
The following table reflects net change in unrealized gains (losses) on investments for the three months ended September 30, 2026:

Net Change in Unrealized Gains (Losses)
First Brands Group(1)	$66,355
Aventiv Technologies, LLC(2)	59,568
STG Distribution, LLC(2)	48,895
Rising Tide Holdings, Inc.(2)	27,032
First Tower Finance Company LLC	13,756
Druid City Infusion, LLC	6,992
Other investments, net	132
Belnick, LLC (d/b/a The Ubique Group)	(6,541)
QC Holdings TopCo, LLC	(7,057)
RGIS Services, LLC	(8,419)
InterDent, Inc.	(17,103)
National Property REIT Corp.	(25,506)
Town & Country Holdings, Inc.	(39,647)
Valley Electric Company, Inc.(3)	(145,487)
Net change in unrealized gains (losses)	$(27,030)
(1) Due to the expected recoveries under First Brands Groups’ Chapter 7 plan, we wrote down the cost basis of our First Lien Term Loans, First Lien DIP Term Loan A, First Lien DIP Term Loan B and Second Lien Term Loan and recorded a realized loss of $66,463 while reversing previously recorded unrealized losses in a similar amount.
(2) Upon restructuring, our prior investments were exchanged for new debt and equity investments, and a portion of our cost basis was written-off for tax purposes. We recorded a realized loss while reversing our previously recorded unrealized losses related to our investment in the same amount.
(3) Represents the reversal of previously recorded unrealized appreciation for our investment in Valley Electric Company, Inc. following the sale.

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

Net Change in Unrealized Gain/Loss from Derivative Instruments and Foreign Currency Transactions

During the three months ended September 30, 2026, we recorded a net change in unrealized loss of $188 from derivative instruments and foreign currency transactions. During the three months ended September 30, 2025, there were no net changes in unrealized gains or losses from derivative instruments and foreign currency transactions.

Financial Condition, Liquidity and Capital Resources
For the three months ended September 30, 2026 and September 30, 2025, our operating activities provided $381,677 and provided $278,992 of cash, respectively. The $102,685 increase is primarily driven by a $152,403 increase in repayments and sales of investments, offset partially by a $12,082 decrease in net reductions to Subordinated Structured Notes and related investment costs and a $32,741 decrease in due from broker for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. There were no investing activities for the three months ended September 30, 2026 and September 30, 2025. Financing activities used $387,189 and used $243,239 of cash during the three months ended September 30, 2026 and September 30, 2025, respectively, which included dividend payments and distributions to common and preferred stockholders of $65,496 and $88,988, respectively. The $143,950 increase in cash used by financing activities is primarily driven by a $102,443 decrease in net borrowings under the Revolving Credit Facility, $56,699 increase in redemptions and repurchases of Unsecured Notes, and a $7,063 decrease in issuances of Unsecured Notes. These increases were partially offset by a $23,492 decrease in dividend payments and distributions to common and preferred shareholders, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, to repay outstanding borrowings and to make cash distributions to our stockholders.

Our primary sources of funds have historically been issuances of debt and common equity, and beginning with our year ended June 30, 2021, issuances of preferred equity. We have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the three months ended September 30, 2026, we borrowed $412,951 and we made repayments totaling $688,127 under the Revolving Credit Facility. As of September 30, 2026, our outstanding balance on the Revolving Credit Facility was $287,152. As of September 30, 2026, we had, net of unamortized discount and debt issuance costs,

$643,110 outstanding on the Public Notes and $591,263 outstanding on the Prospect Capital InterNotes® (See “Capitalization” above).
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 3.00%. As of September 30, 2026 and June 30, 2026, we had $57,612 and $64,611, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies, of which $51,717 and $15,900 are considered at the Company’s sole discretion. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of September 30, 2026 and June 30, 2026, as they were all floating rate instruments that repriced frequently. In addition, the Company or certain of its Consolidated Holding Companies guarantee certain obligations in connection with portfolio companies where payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. The fair value of these guarantees was $60,421 and $62,567 as of September 30, 2026 and June 30, 2026, respectively.
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
Preferred Stock
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”), as amended on June 9, 2022, October 7, 2022, February 10, 2023, December 29, 2023, October 17, 2024, December 27, 2024, and February 10, 2026, pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and dealer manager for the Company’s offering of up to 105,858,302 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such preferred stock may be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”), the 6.50% Series A3 Preferred Stock (“Series A3 Preferred Stock”), the 6.50% Series M3 Preferred Stock (“Series M3 Preferred Stock” and, together with the Series M1 Preferred Stock and the Series M2 Preferred Stock, the “Series M Preferred Stock”, and the Series M3 Preferred Stock, together with the Series A3 Preferred Stock, the “6.50% Preferred Stock”), the Floating Rate Series A4 Preferred Stock (“Series A4 Preferred Stock”), the Floating Rate Series M4 Preferred Stock (“Series M4 Preferred Stock,” and together with the Series A4 Preferred Stock, the “Floating Rate Preferred Stock”), the 7.50% Series A5 Preferred Stock (“Series A5 Preferred Stock”), and the 7.50% Series M5 Preferred Stock (“Series M5 Preferred Stock,” and together with the Series A5 Preferred Stock, the “7.50% Preferred Stock”). However, as disclosed in the Supplement No. 1 dated September 6, 2024 and Supplement No. 3 dated December 27, 2024 to the Prospectus Supplement dated December 29, 2023, the Company is no longer offering the Series A1 Preferred Stock, the Series M1 Preferred Stock, the Series M2 Preferred Stock, the Series A3 Preferred Stock, the Series M3 Preferred Stock, and the Floating Rate Preferred Stock and, as a result, any additional preferred stock offered under this offering will be only in any combination of our 7.50% Preferred Stock, which are not convertible. In connection with such offering, on August 3, 2020, June 9, 2022, October 11, 2022, February 10, 2023, December 28, 2023 (two filings), October 17, 2024, and December 27, 2024 we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland (“SDAT”), reclassifying and designating 120,000,000, 60,000,000, 120,000,000, 60,000,000, 160,000,000, 40,000,000, 20,000,000, and 180,000,000 shares, respectively, of the Company’s authorized and unissued shares of common stock into shares of preferred stock.
On May 19, 2021, we entered into an Underwriting Agreement with UBS Securities LLC, relating to the offer and sale of 187,000 shares, par value $0.001 per share, of 5.50% Series A2 Preferred Stock, with a liquidation preference of $25.00 per share (the “Series A2 Preferred Stock”, and together with the Series A1 Preferred Stock, Series M1 Preferred Stock and Series M2 Preferred Stock, the “5.50% Preferred Stock”). The issuance of the Series A2 Preferred Stock settled on May 26, 2021. In connection with such offering, on May 19, 2021, we filed Articles Supplementary with the SDAT, reclassifying and designating an additional 1,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of preferred stock as Convertible Preferred Stock.

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

At any time prior to the listing of the 5.50% Preferred Stock and the 6.50% Preferred Stock on a national securities exchange, shares of the 5.50% Preferred Stock and the 6.50% Preferred Stock are convertible, at the option of the holder of the 5.50% Preferred Stock and the 6.50% Preferred Stock (the “Holder Optional Conversion”). We will settle any Holder Optional Conversion by paying or delivering, as the case may be, (A) any portion of the Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the Settlement Amount, minus (b) any portion of the Settlement Amount that we elect to pay in cash, divided by (2) the arithmetic average of the daily volume weighted average price of shares of our common stock over each of the five consecutive trading days ending on the Holder Conversion Exercise Date (such arithmetic average, the “5-day VWAP”). For the Series A1 Preferred Stock, the Series A3 Preferred Stock and the Series A2 Preferred Stock, “Settlement Amount” means (A) $25.00 per share (the “Stated Value”), plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the applicable Holder Optional Conversion Fee for the respective Holder Conversion Deadline. For the Series M Preferred Stock, “Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the applicable Series M Clawback, if any. “Series M Clawback”, if applicable, means an amount equal to the aggregate amount of all dividends, whether paid or accrued, on such share of Series M stock in the three full months prior to the Holder Conversion Exercise Date. Subject to certain limited exceptions, we will not pay any portion of the Settlement Amount in cash (other than cash in lieu of fractional shares of our common stock) until the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred Stock has been issued. Beginning on the five year anniversary of the date on which a share of 5.50% Preferred Stock or 6.50% Preferred Stock is issued, we may elect to settle all or a portion of any Holder Optional Conversion in cash without limitation or restriction. The right of holders to convert a share of 5.50% Preferred Stock or 6.50% Preferred Stock will terminate upon the listing of such share on a national securities exchange. Shares of the Floating Rate Preferred Stock and 7.50% Preferred Stock do not have a Holder Optional Conversion feature.
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
On May 8, 2026, we entered into an equity distribution agreement by and among us, Prospect Capital Management L.P., Prospect Administration LLC, and A.G.P. / Alliance Global Partners (“AGP”), with AGP as sales agent, relating to the offer and sale, by means of an at-the-market (“ATM”) offering, of up to 16,000,000 shares, or $400,000 in aggregate liquidation preference, of our Series A Preferred Stock (the “Series A Preferred Stock ATM Program”). In connection with such offering, on May 8, 2026, we filed Articles Supplementary with SDAT, reclassifying and designating 16,000,000 shares of the Company’s authorized and unissued shares of common stock into additional shares of Series A Preferred Stock. During the three months ended September 30, 2026, we issued and sold $1,061 aggregate liquidation preference of the Series A Preferred Stock under the Series A Preferred Stock ATM Program, for net proceeds of $701, after commissions, discounts, and offering costs. As of September 30, 2026, there were 5,359,287 shares, or $133,982 aggregate liquidation preference, of the Series A Preferred Stock outstanding.
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
During the three months ended September 30, 2026 and September 30, 2025, we did not repurchase shares of Series A Preferred Stock.
During the three months ended September 30, 2026, we exchanged an aggregate of 10,143 Series M1 Preferred Stock for an aggregate of 10,143 newly-issued Series M5 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act. During the three months ended September 30, 2026, we exchanged an aggregate of 20,400 Series M3 Preferred Stock for an aggregate of 20,400 newly-issued Series M5 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act. During the three months ended

September 30, 2026, we exchanged an aggregate of 9,000 Series M4 Preferred Stock for an aggregate of 9,000 newly-issued Series M5 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act.
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
The Series M3 Preferred Stock, Series M4 Preferred Stock, and Series M5 Preferred Stock issued in the exchanges were issued in each case to an existing security holder of the Company exclusively in exchange for such holder’s securities. No commission or other remuneration was paid or given for soliciting the exchange. Stockholders who exchange Series M1 Preferred Stock for Series M3 Preferred Stock, Series M4 Preferred Stock or Series M5 Preferred Stock, Series M3 Preferred Stock for Series M4 Preferred Stock or Series M5 Preferred Stock, or Series M4 Preferred Stock for Series M5 Preferred Stock will receive unpaid dividends on their Series M1 Preferred Stock, Series M3 Preferred Stock or Series M4 Preferred Stock accrued to, but not including, the Exchange Exercise Date, plus any fractional amount of a Series M1 Preferred Stock, Series M3 Preferred Stock or Series M4 Preferred Stock exchanged multiplied by $25.00 in cash. Upon settlement, the carrying amount (including any premiums or discounts and a proportional amount of any issuance costs) of the Series M1 Preferred Stock, Series M3 Preferred Stock or Series M4 Preferred Stock are reclassified to Series M3 Preferred Stock, Series M4 Preferred Stock, or Series M5 Preferred Stock, respectively, with no gain or loss recognized.
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
For so long as the Series A Preferred Stock, the Floating Rate Preferred Stock, or 7.50% Preferred Stock are outstanding, we will not exercise any option we have to convert any other series of our outstanding preferred stock to common stock, including the Issuer Optional Conversion, or any other security ranking junior to such preferred stock. As a result, if dividends on the Preferred Stock have accumulated and been unpaid for a period of two years, a possibility of redemption outside of the Company’s control exists and, in accordance with ASC 480, we have presented our 5.50% Preferred Stock, 6.50% Preferred Stock, and Series A Preferred Stock within temporary equity on our Consolidated Statement of Assets and Liabilities as of September 30, 2026 and June 30, 2026.
The Floating Rate Preferred Stock and 7.50% Preferred Stock are redeemable at the election of the holder at any time; therefore, is probable of redemption outside of the Company’s control. As a result, the Floating Rate Preferred Stock and 7.50% Preferred Stock are classified within temporary equity on our Consolidated Statement of Assets and Liabilities as of September 30, 2026 and are accreted to redemption value upon issuance. Accretion to redemption value is treated as an adjustment to net increase (decrease) in net assets resulting from operations applicable to common stockholders on our Consolidated Statement of Operations.
We determined the estimated value as of September 30, 2026 of our 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock, and 7.50% Preferred Stock was a $25.00 stated value per share. We engaged a third-party valuation service to assist in our determination based on the calculation resulting from the total equity on our Consolidated Statements of Assets and Liabilities in our Quarterly Report on Form 10-Q for the three months ended September 30, 2026 (the “Form 10-Q”), which was prepared in accordance with U.S. generally accepted accounting principles in the United States of America, adjusted for the fair value of our investments (i.e. from our Consolidated Schedule of Investments) and total liabilities, divided by the number of shares of our Preferred Stock outstanding. Based on this methodology and because the result from the calculation above is greater than the $25.00 per share stated value of our 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock, and 7.50% Preferred Stock, the estimated value of our 5.50% Preferred Stock, 6.50% Preferred Stock, Floating Rate Preferred Stock, and 7.50% Preferred Stock as of September 30, 2026 is $25.00 per share.
Common Stock
Our common stockholders’ equity accounts as of September 30, 2026 and June 30, 2026 reflect cumulative shares issued, net of shares previously repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan in connection with the acquisition of certain controlled portfolio companies and in connection with our 5.50% and 6.50% Preferred Stock Holder Optional Conversion and Optional Redemptions Following Death of a Holder. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
We did not repurchase any shares of our common stock under the Repurchase Program for the three months ended September 30, 2026 and September 30, 2025. As of September 30, 2026, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
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
On May 6, 2026, we filed Articles Supplementary with the SDAT, reclassifying and designating 80,000,000 authorized but unissued shares of preferred stock previously designated for the Company’s offering through InspereX LLC, as dealer manager, as additional shares of common stock.
On August 19, 2026, we filed an amendment to our charter with the SDAT to increase our authorized shares of stock from 2,000,000,000 shares of stock to 4,000,000,000 shares of stock.

As of September 30, 2026, we have reserved 987,634,200 shares of our common stock for issuance upon conversion of the 5.50% Preferred Stock and the 6.50% Preferred Stock and 86,081,949 shares of our common stock for issuance to common stock holders pursuant to our common stock dividend reinvestment and direct stock purchase plan.

Recent Developments
On October 14, 2026, we gave notice of our election to redeem all $263,220 aggregate principal amount of the outstanding 3.364% 2026 Notes. We expect the redemption to be completed on or about November 13, 2026, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date. Following the redemption, none of the 3.364% 2026 Notes will remain outstanding.
On October 6, 2026, our $69,388 second lien term loan to BCPE North Star US Holdco 2, Inc. was fully repaid at par.
On October 29, 2026, we priced an institutional offering of $300,000 in aggregate principal amount of 8.95% Notes due 2031 (the “8.95% 2031 Notes”). We expect net proceeds of approximately $283,400 after deducting estimated offering expenses. The offering is expected to close on November 5, 2026, subject to customary closing conditions. The 8.95% 2031 Notes will mature on October 31, 2031, and bear interest at 8.95% per annum, payable semi-annually on April 30 and October 31, beginning April 30, 2027. We intend to use the net proceeds primarily to refinance existing indebtedness, including the 3.364% 2026 Notes and/or borrowings under the Revolving Credit Facility.
On November 3, 2026, our Board of Directors increased the amount of shares of our common stock that may be repurchased under the Repurchase Program by $100,000 to up to an aggregate of $200,000. As of November 3, 2026, the approximate dollar value of shares that may yet be purchased under the upsized Repurchase Program is $165,860.
On November 4, 2026, we announced the declaration of monthly dividends for our 7.50% Preferred Stock holders of record on the following dates based on an annual dividend rate equal to 7.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January as a result), as follows:

Monthly Cash 7.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
December 2026	12/22/2026	1/4/2027	$0.156250
January 2027	1/20/2027	2/1/2027	$0.156250
February 2027	2/17/2027	3/1/2027	$0.156250
On November 4, 2026, we announced the declaration of monthly dividends for our Floating Rate Preferred Stock for holders of record on the following dates based on an annualized rate equal to 6.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January as a result), authorized on November 3, 2026, as follows:

Monthly Cash Floating Rate Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
December 2026	12/22/2026	1/4/2027	$0.135417
January 2027	1/20/2027	2/1/2027	$0.135417
February 2027	2/17/2027	3/1/2027	$0.135417
On November 4, 2026, we announced the declaration of monthly dividends for our 5.50% Preferred Stock for holders of record on the following dates based on an annual dividend rate equal to 5.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January as a result), as follows:

Monthly Cash 5.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
December 2026	12/22/2026	1/4/2027	$0.114583
January 2027	1/20/2027	2/1/2027	$0.114583
February 2027	2/17/2027	3/1/2027	$0.114583

On November 4, 2026, we announced the declaration of monthly dividends for our 6.50% Preferred Stock for holders of record on the following dates based on an annual dividend rate equal to 6.50% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month, with no additional dividend accruing in January as a result), as follows:

Monthly Cash 6.50% Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
December 2026	12/22/2026	1/4/2027	$0.135417
January 2027	1/20/2027	2/1/2027	$0.135417
February 2027	2/17/2027	3/1/2027	$0.135417
On November 4, 2026, we announced the declaration of quarterly dividends for our 5.35% Preferred Stock for holders of record on the following dates based on an annual dividend rate equal to 5.35% of the stated value of $25.00 per share as set forth in the Articles Supplementary for the 5.35% Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date (the first business day of the month), as follows:

Quarterly Cash 5.35% Preferred Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
November 2026 - January 2027	1/20/2027	2/1/2027	$0.334375
On November 4, 2026, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Stockholder Distribution	Record Date	Payment Date	Amount ($ per share)
November 2026	11/25/2026	12/21/2026	$0.0350
December 2026	12/29/2026	1/20/2027	$0.0350
January 2027	1/27/2027	2/17/2027	$0.0350

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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. All of our investments carried at fair value are classified as Level 2 or Level 3 as of September 30, 2026 and June 30, 2026, with a significant portion of our investments classified as Level 3.
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
Our investments that are classified as Level 3 are primarily valued utilizing a discounted cash flow, enterprise value (“EV”) waterfall, takeout scenario, asset recovery analysis, deficiency claims analysis, or an option pricing model. The discounted cash flow converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The fair value measurement is based on the net present value indicated by current market expectations about those future amounts. Under the EV waterfall, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market (multiples) valuation approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent merger and acquisitions transactions, and/or a discounted cash flow. The takeout scenario is utilized when there is a pending or highly probable transaction under which an investment is expected to repaid in the near term. Under this approach, fair value is generally based on the expected repayment amount, with consideration given to the expected timing and certainty of the transaction. The asset recovery analysis is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The deficiency claim analysis approximates the potential recoveries from claims after liquidation. The option pricing model considers the optionality of certain equity positions when there is a limitation to exit or effectuate a sale. The model utilizes the underlying price, the strike or exercise price, interest rate, volatility, and time to expiration date.

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
As of September 30, 2026, $2,854,538, $2,961,610, $69,388, $37,554, $12,678, and $7,586 of our total investments were valued using the discounted cash flow, enterprise value waterfall, takeout scenario, option pricing model, asset recovery analysis, and deficiency claims analysis, respectively, compared to $2,969,844, $3,304,228, $0, $35,496, $19,493, and $12,264, respectively, as of June 30, 2026.
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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the SOFR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a SOFR floor. Our loans typically have durations of one, three or six months after which they reset to current market interest rates. As of September 30, 2026, 76.48% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility and Floating Rate Preferred Stock that pay interest and monthly dividends, respectively, that is based on floating SOFR rates. Interest on borrowings under the revolving credit facility is one-month SOFR plus 205 basis points with no minimum SOFR floor and there is $287,152 of outstanding borrowings as of September 30, 2026. Dividends for the Floating Rate Preferred Stock are equal to one-month Term SOFR (which will reset upon each dividend declaration by the Board of Directors) plus 2.00%, subject to a minimum and maximum annualized dividend rate of 6.50% and 8.00%, respectively. There are 8,569,942 shares of the Floating Rate Preferred Stock outstanding as of September 30, 2026. See Note 9. Equity Offerings, Offering Expenses, and Distributions for further discussion on our Floating Rate Preferred Stock. The Public Notes, Prospect Capital InterNotes® and remaining Preferred Stock bear interest at fixed rates.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in Subordinated Structured Notes) to our loan portfolio and outstanding debt as of September 30, 2026, assuming no changes in our investment and borrowing structure:

Basis Point Change	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Income(1)
Up 300 basis points	$82,689	$8,615	$74,074
Up 200 basis points	$54,885	$5,743	$49,142
Up 100 basis points	$27,082	$2,872	$24,210
Down 100 basis points	$(29,615)	$(2,872)	$(26,743)
Down 200 basis points	$(50,830)	$(5,743)	$(45,087)
Down 300 basis points	$(66,951)	$(8,615)	$(58,336)
(1)Excludes the impact of income incentive fee and does not reflect dividends paid on preferred stock, including the preferred stock that pay dividends based on a floating rate, since those dividends do not reduce net investment income on our Consolidated Statement of Operations. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of September 30, 2026 the one and three month SOFR were 3.91% and 4.08%, respectively.
We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the period ended September 30, 2026, we did not engage in hedging activities in relation to interest rate risks.
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
To manage this exposure, we entered into foreign currency forward exchange contracts. We have designated a series of the forward contracts as cash flow hedges of our forecasted interest payments and one forward contract as a fair value hedge of the foreign currency risk associated with the aggregate principal due on the 5.50% 2030 Notes. These derivatives are entered into for risk management purposes and not for trading. As of September 30, 2026, the potential loss in fair value of foreign currency forward contracts resulting from a 3% weakening of the Israeli Shekel relative to the U.S. Dollar would be approximately $5,878. This change would be substantially offset by a corresponding change in the U.S. Dollar value of the principal and interest obligations under the 5.50% 2030 Notes upon remeasurement at the spot rate in effect at the balance sheet date.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2026, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are not aware of any material legal proceedings as of September 30, 2026.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2026, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. (All figures in this item are in thousands except share, per share and other data.)
Risks Relating to Our Business
Macroeconomic uncertainty could have a significant adverse effect on our business, financial condition and results of operations
The three months ended September 30, 2026 have been characterized by volatility and uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, ongoing political and regulatory uncertainty, including shifts in U.S. trade policy and the imposition of new tariffs, as well as geopolitical instability stemming from the conflicts in Ukraine and the Middle East.
Tariff announcements in the U.S. and ongoing global trade negotiations have contributed to significant uncertainty and volatility of debt and equity markets. Although inflation generally decelerated throughout 2024 and during the first three quarters of 2025 due to central bank monetary tightening, including maintaining elevated interest rates, it remains above target levels set by central banks, including the Federal Reserve. Until September 2025, the Federal Reserve had held interest rates steady in 2025. Despite the interest rate reductions in September 2025, October 2025 and December 2025, rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023. The Federal Reserve increased interest rates by 25 basis points in September 2026. Heightened interest rates can dampen consumer spending and slow corporate profit growth, negatively impacting our portfolio companies, particularly those vulnerable to economic downturns or recessions. While further interest rate hikes are not expected at this time, any renewed increases could lead to a rise in non-performing assets and decline in portfolio value if investment write-downs become necessary. It remains difficult to predict the full impact of recent and any future changes with respect to interest rates or inflation.
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
We use our revolving credit facility to leverage our portfolio and we expect in the future to borrow from and issue senior debt securities to banks and other lenders and may securitize certain of our portfolio investments. We also have the Unsecured Notes outstanding and have outstanding preferred stock and ongoing share offering program, which are forms of leverage and are senior in payment rights to our common stock.
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
•Convertible or exchangeable securities that may be issued in the future (including certain of the Preferred Stock (as defined herein)), may have rights, preferences and privileges more favorable than those of our common stock including, in the case of the Preferred Stock, the statutory right under the 1940 Act to vote, as a separate class, on the election of two of our directors and approval of certain fundamental transactions in certain circumstances;
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
The below calculation assumes (i) $6.9 billion in total assets, (ii) an average cost of funds of 5.90% (including preferred dividend payments), (iii) $1.4 billion in debt outstanding, (iv) $0.6 billion in liquidation preference of preferred stock paying a 5.50% annual dividend outstanding, (v) $0.6 billion in liquidation preference of preferred stock paying a 6.50% annual dividend outstanding, (vi) $0.5 billion in liquidation preference of preferred stock paying a 5.35% annual dividend outstanding, (vii) $0.2 billion in liquidation preference of the Floating Rate Preferred Stock paying a 6.50% annual dividend (based on the floating rate as of October 30, 2026) outstanding, (viii) $0.8 billion in liquidation preference of preferred stock paying a 7.50% annual dividend outstanding and (ix) $2.8 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(1)	(34.8)%	(22.0)%	(9.2)%	3.6%	16.5%
The below calculation assumes (i) $6.9 billion in total assets, (ii) an average cost of funds of 5.86% (including preferred dividend payments), (iii) $1.4 billion in debt outstanding, (iv) $0.5 billion in liquidation preference of preferred stock paying a 5.35% annual dividend outstanding, (v) $0.2 billion in liquidation preference of the Floating Rate Preferred Stock paying a 6.50% annual dividend (based on the floating rate as of October 30, 2026) outstanding, (vi) $0.8 billion in liquidation preference of preferred stock paying a 7.50% annual dividend outstanding and (vii) $3.9 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(2)	(21.7)%	(13.0)%	(4.3)%	4.4%	13.1%

(1) Assumes no conversion of preferred stock to common stock.
(2) Assumes the conversion of $1.2 billion in preferred stock at a conversion rate based on a Holder Optional Conversion Fee (as defined in the Prospectus Supplement relating to the applicable offering) of 6.00% of the maximum public offering price disclosed within the applicable prospectus supplements for shares of preferred stock which are subject to such Holder Optional Conversion Fee.
The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.
Pursuant to SEC regulations, this table is calculated as of September 30, 2026. As a result, it has not been updated to take into account any changes in assets or leverage since September 30, 2026.
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
We did not repurchase any shares of our common stock under the Repurchase Program for the three months ended September 30, 2026.
As of September 30, 2026, the approximate dollar value of shares that may yet be purchased under the plan is $65,860.
On November 3, 2026, our Board of Directors increased the amount of shares of our common stock that may be repurchased under the Repurchase Program by $100,000 to up to an aggregate of $200,000. As of November 3, 2026, the approximate dollar value of shares that may yet be purchased under the upsized Repurchase Program is $165,860.
On June 16, 2022, our Board of Directors authorized the repurchase of up to 1.5 million shares our Series A Preferred Stock and further on October 11, 2023, authorized any and all outstanding Series A Preferred Stock to be repurchased. There were no repurchases during the three months ended September 30, 2026.
During the three months ended September 30, 2026, we exchanged an aggregate of 10,143 Series M1 Preferred Stock, 20,400 Series M3 Preferred Stock, and 9,000 Series M4 Preferred Stock for an aggregate of 39,543 newly-issued Series M5 Preferred Stock pursuant to Section 3(a)(9) of the Securities Act. Section 3(a)(9) of the Securities Act provides that the registration requirements of the Securities Act will not apply to “any security exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.” We have no contract, arrangement or understanding relating to, and will not, directly or indirectly, pay any commission or other remuneration to any broker, dealer, salesperson, agent or any other person for soliciting exchanges in the exchange offer.
The shares of Series M5 Preferred Stock issued in the exchange were issued in each case to an existing security holder of the Company, along with cash in respect of accrued but unpaid dividends on the exchanged securities, plus any fractional amount of a Series M1 Preferred Stock, Series M3 Preferred Stock or Series M4 Preferred Stock exchanged multiplied by $25.00 in cash, exclusively in exchange for such holder’s securities and no commission or other remuneration was paid or given for soliciting the exchange. The Series M1 Preferred Stock and Series M3 Preferred Stock are convertible at the option of the holder. See Note 9 for further discussion of the features of the Series M1 Preferred Stock, Series M3 Preferred Stock, Series M4 Preferred Stock and Series M5 Preferred Stock. Other exceptions may apply.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended September 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Our common stock is traded on the NASDAQ Global Select Market and the Tel Aviv Stock Exchange Ltd. under the symbol “PSEC.”
The following table sets forth, for the quarterly reporting periods indicated, the net asset value per common share of our common stock and the high and low sales prices for our common stock, as reported on the NASDAQ Global Select Market. Our common stock historically has traded at prices both above and below its net asset value. There can be no assurance, however, that such premium or discount, as applicable, to net asset value will be maintained. See also “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended June 30, 2026 for additional information about the risks and uncertainties we face.

		Stock Price		Premium (Discount) of High to NAV	Premium (Discount) of Low to NAV
	NAV(1)	High(2)	Low(2)
Year Ended June 30, 2025
First quarter	$8.10	$5.60	$4.75	(30.9)%	(41.4)%
Second quarter	7.84	5.34	4.16	(31.9)%	(46.9)%
Third quarter	7.25	4.45	4.10	(38.6)%	(43.4)%
Fourth quarter	6.56	4.06	3.14	(38.1)%	(52.1)%
Year Ended June 30, 2026
First quarter	$6.45	$3.47	$2.59	(46.2)%	(59.8)%
Second quarter	6.21	2.88	2.45	(53.6)%	(60.5)%
Third quarter	6.05	3.05	2.49	(49.6)%	(58.8)%
Fourth quarter	5.71	2.82	2.15	(50.6)%	(62.3)%
Year Ended June 30, 2027
First quarter	$5.36	$2.35	$2.08	(56.2)%	(61.2)%
(1) Net asset value per common share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per common share on the date of the high or low sales price. The NAVs shown are based on outstanding shares of our common stock at the end of each period.
(2) The High/Low Stock Price is calculated as of the closing price on a given day in the applicable quarter.
As of November 3, 2026, we had approximately 289 stockholders of record.
The below table sets forth each class of our outstanding securities as of November 3, 2026:

Title of Class of Securities	Amount Authorized	Amount Held by Registrant or for its Account	Amount Outstanding Exclusive of Amount held by Registrant or for its Account
Common Stock	3,236,996,787	—	556,989,222	shares
Preferred Stock	763,003,213	—	66,410,432	shares
3.364% 2026 Notes	$300,000	—	$263,220	(1)
3.437% 2028 Notes	$300,000	—	$219,803
5.50% 2030 Notes	$173,612	—	$164,068	(2)
8.95% 2031 Notes	$300,000	—	$300,000
Prospect Capital InterNotes®	$1,000,000	—	$594,554	(3)
(1) On October 14, 2026, we gave notice of our election to redeem all $263,220 aggregate principal amount of the outstanding 3.364% 2026 Notes. We expect the redemption to be completed on or about November 13, 2026.
(2) The 5.50% 2030 Notes are a foreign-denominate bond, issued in Israeli Shekels. The amount outstanding has been remeasured into U.S. Dollars as of November 3, 2026.
(3) Prospect Capital InterNotes® amount outstanding includes settlements occurring on or before the filing date of the 10-Q for the quarterly period ended September 30, 2026.

Recent Sales of Common Stock Below Net Asset Value
At our 2009, 2010, 2011, 2012 and 2013 annual meeting of stockholders, and at special meetings of stockholders held on June 12, 2020, June 11, 2021, June 10, 2022, June 9, 2023, June 10, 2024, June 17, 2025 and July 7, 2026 our stockholders approved our ability to sell shares of our common stock at a price or prices below our NAV per common share at the time of sale in one or more offerings. The current approval to sell shares of our common stock below our NAV per common share is valid until July 7, 2027 and subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of our outstanding common stock immediately prior to such sale). Accordingly, we may make offerings of our common stock without any limitation on the total amount of dilution to stockholders. Our prospectus supplement and accompanying prospectus relating to this offering contains additional information about these offerings. Pursuant to the authority granted by our stockholders and the approval of our Board of Directors, we have made the following offerings below NAV per common share:

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

FEES AND EXPENSES
The following tables are intended to assist you in understanding the costs and expenses that an investor in shares of common stock will bear directly or indirectly. The sales load and offering expenses shown in the table below will be paid for by the Company and will be indirectly borne by holders of our common stock and not by the holders of Preferred Stock prior to any conversion of such Preferred Stock to common stock. We caution you that some of the percentages indicated in the table below are estimates and may vary. These tables are based on our assets and common stock outstanding as of September 30, 2026, except that we assume that we have issued all shares of preferred stock the Company is authorized to issue, and that we have borrowed $2.1 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.3 billion.
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

Stockholder transaction expenses:
Sales Load (as a percentage of offering price) (1)	—
Offering expenses borne by the Company (as a percentage of offering price) (2)	—
Preferred Stock Dividend reinvestment plan expenses (3)	$15.00
Total stockholder transaction expenses (as a percentage of offering price):	—
Annual expenses (as a percentage of net assets attributable to common stock):
Management fees (4)	6.25%
Incentive fees payable under Investment Advisory Agreement (20% of realized capital gains and 20% of pre-incentive fee net investment income) (5)	1.11%
Total advisory fees	7.36%
Total interest expenses (6)	6.80%
Other expenses (7)	0.77%
Total annual expenses (5)(7)(8)	14.93%
Dividends on Preferred Stock (9)	6.36%
Total annual expenses after dividends on Preferred Stock	21.29%
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

	1 Year	3 Years	5 Years	10 Years
Common stockholders would pay the following expenses on a $1,000 investment, assuming a 5% annual return*	$276	$563	$769	$1,066
Common stockholders would pay the following expenses on a $1,000 investment, assuming a 5% annual return**	$285	$581	$789	$1,077

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

(4)    Our base management fee is 2% of our gross assets (which include any amount borrowed, i.e., total assets without deduction for any liabilities, including any borrowed amounts for non-investment purposes, for which purpose we have not and have no intention of borrowing). Although no plans are in place to borrow the full amount under our line of credit, assuming that we borrowed $2.1 billion, the 2% management fee of gross assets equals approximately 6.25% of net assets.

(5)    Based on our net investment income and realized capital gains, less realized and unrealized capital losses, earned on our portfolio for the nine months ended September 30, 2026, all of which consisted of an income incentive fee. This historical amount has been adjusted to reflect the issuance of 128,045,302 shares of preferred stock. The capital gain incentive fee is paid without regard to pre-incentive fee income. For a more detailed discussion of the calculation of the two-part incentive fee, see “Management Services-Investment Advisory Agreement” in the prospectus.

(6)    As of September 30, 2026, we had $1.3 billion outstanding of Unsecured Notes (as defined below) in various maturities, ranging from October 15, 2026 to March 15, 2052, and interest rates, ranging from 2.25% to 8.00%.

(7)    “Other expenses” are based on estimated amounts for the current fiscal year. The expenses of the Preferred Dividend Reinvestment Plan are included in “other expenses”. See “Capitalization” in the applicable prospectus supplement. The amount shown above represents annualized expenses during our nine months ended September 30, 2026 representing all of our estimated recurring operating expenses (except fees and expenses reported in other items of this table) that are deducted from our operating income and reflected as expenses in our Consolidated Statement of Operations. The estimate of our overhead expenses, including payments under an administration agreement with Prospect Administration, or the Administration Agreement is based on our projected allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations under the Administration Agreement. See “Business-Management Services-Administration Agreement” in the applicable prospectus.

(8)    If all 47,505,179 outstanding 5.50% Preferred Stock and 6.50% Preferred Stock were converted into common stock and assuming all the Series A1 and Series A3 pay a Holder Optional Conversion Fee of 6.00% and all the Series A2 Preferred Stock pay a Holder Optional Conversion Fee of 0.00% of the maximum public offering price disclosed within the applicable prospectus supplement, then management fees would be 4.47%, incentive fees payable under our Investment Advisory Agreement would be 0.79%, total advisory fees would be 5.26%, total interest expenses would be 4.86%, other expenses would be 0.56%, and total annual expenses would be 10.68% of net assets attributable to our common stock.

(9)     Based on the 5.50% per annum dividend rate applicable to the Series A1 Shares, M1 Shares, M2 Shares and A2 Shares. Also based on the 5.35% per annum dividend rate applicable to the A Shares. Also based on the 6.50% per annum dividend rate applicable to the Series A3 Shares and M3 Shares, the 6.50% annualized dividend rate applicable to Floating Rate Preferred Stock based on the floating rate as of October 30, 2026 and the 7.50% per annum dividend rate applicable to the Series A5 Shares and M5 Shares. Other series of preferred stock, including other series of preferred stock being sold in different offerings, may bear different annual dividend rates. No dividend will be paid on shares of Preferred Stock after they have been converted to shares of common stock.
Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
3.3	Articles of Amendment(3)
3.4	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (4)
3.5	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (5)
3.6	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(6)
3.7	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(7)
3.8	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(8)
3.9	Certificate of Correction to Articles Supplementary of Prospect Capital Corporation(9)
3.10	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(10)
3.11	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(11)
3.12	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(12)
3.13	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(13)
3.14	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(14)
3.15	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(15)
3.16	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(16)
3.17	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(17)
3.18	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(18)
3.19	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(19)
3.20	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(20)
3.21	Articles of Amendment(21)
4.1	One Thousand Six Hundred Seventy-Ninth Supplemental Indenture dated as of July 2, 2026, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(22)
4.2	One Thousand Six Hundred Eightieth Supplemental Indenture dated as of July 2, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2031(22)
4.3	One Thousand Six Hundred Eighty-First Supplemental Indenture dated as of July 2, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2033(22)
4.4	One Thousand Six Hundred Eighty-Second Supplemental Indenture dated as of July 9, 2026, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(23)
4.5	One Thousand Six Hundred Eighty-Third Supplemental Indenture dated as of July 9, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2031(23)
4.6	One Thousand Six Hundred Eighty-Fourth Supplemental Indenture dated as of July 9, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2033(23)
4.7	One Thousand Six Hundred Eighty-Eighth Supplemental Indenture dated as of July 23, 2026, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(24)
4.8	One Thousand Six Hundred Eighty-Ninth Supplemental Indenture dated as of July 23, 2026, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2031(24)
4.9	One Thousand Six Hundred Ninetieth Supplemental Indenture dated as of July 23, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2033(24)
4.10	One Thousand Six Hundred Ninety-First Supplemental Indenture dated as of July 30, 2026, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(25)

Exhibit No.
4.11	One Thousand Six Hundred Ninety-Second Supplemental Indenture dated as of July 30, 2026, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2031(25)
4.12	One Thousand Six Hundred Ninety-Third Supplemental Indenture dated as of July 30, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2033(25)
4.13	One Thousand Six Hundred Ninety-Fourth Supplemental Indenture dated as of August 6, 2026, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(26)
4.14	One Thousand Six Hundred Ninety-Fifth Supplemental Indenture dated as of August 6, 2026, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2031(26)
4.15	One Thousand Six Hundred Ninety-Sixth Supplemental Indenture dated as of August 6, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2033(26)
4.16	One Thousand Six Hundred Ninety-Seventh Supplemental Indenture dated as of August 13, 2026, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(27)
4.17	One Thousand Six Hundred Ninety-Eighth Supplemental Indenture dated as of August 13, 2026, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2031(27)
4.18	One Thousand Six Hundred Ninety-Ninth Supplemental Indenture dated as of August 13, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2033(27)
4.19	One Thousand Seven Hundredth Supplemental Indenture dated as of August 20, 2026, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(28)
4.20	One Thousand Seven Hundred First Supplemental Indenture dated as of August 20, 2026, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2031(28)
4.21	One Thousand Seven Hundred Second Supplemental Indenture dated as of August 20, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2033(28)
4.22	One Thousand Seven Hundred Sixth Supplemental Indenture dated as of September 11, 2026, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(29)
4.23	One Thousand Seven Hundred Seventh Supplemental Indenture dated as of September 11, 2026, to the U.S. Bank Indenture, and Form of 6.500% Prospect Capital InterNote® due 2031(29)
4.24	One Thousand Seven Hundred Eighth Supplemental Indenture dated as of September 11, 2026, to the U.S. Bank Indenture, and Form of 6.750% Prospect Capital InterNote® due 2033(29)
4.25	One Thousand Seven Hundred Ninth Supplemental Indenture dated as of September 17, 2026, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(30)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)(furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)(furnished herewith)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on August 20, 2026.
(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on August 4, 2020.
(4)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on August 4, 2020.
(5)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on November 4, 2020.
(6)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on November 4, 2020.
(7)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 57 to the Registration Statement on Form N-2, filed on May 20, 2021.

(8)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 65 to the Registration Statement on Form N-2, filed on July 15, 2021.
(9)	Incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K, filed on July 19, 2021.
(10)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on February 23, 2022.
(11)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on June 9, 2022.
(12)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(13)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 12, 2022.
(14)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on February 13, 2023.
(15)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on December 29, 2023.
(16)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on January 25, 2024.
(17)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on October 17, 2024.
(18)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 30, 2024.
(19)	Incorporated by reference to Exhibit 3.20 of the Registrant’s Form 10-Q, filed on May 7, 2026.
(20)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 8, 2026.
(21)	Incorporated by reference to Exhibit 3.21 of the Registrant’s Form 10-K, filed on August 20, 2026.
(22)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on July 2, 2026.
(23)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on July 9, 2026.
(24)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on July 23, 2026.
(25)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on July 30, 2026.
(26)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on August 6, 2026.
(27)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on August 13, 2026.
(28)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on August 20, 2026.
(29)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on September 11, 2026.
(30)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on September 17, 2026.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT CAPITAL CORPORATION

November 4, 2026	By:	/s/ JOHN F. BARRY III
Date		John F. Barry III
Chairman of the Board and Chief Executive Officer

November 4, 2026	By:	/s/ KRISTIN L. VAN DASK
Date		Kristin L. Van Dask
Chief Financial Officer